Form 10-Q
period 1996-06-30
CYTOTHERAPEUTICS INC/DE
filed 1996-08-14
CIK 883975

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED:                                                   0-19871
JUNE 30, 1996                                             COMMISSION FILE NUMBER


                             CYTOTHERAPEUTICS, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                                 94-3078125
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               identification No)


                               TWO RICHMOND SQUARE
                              PROVIDENCE, RI 02906
           (Address of principal executive offices including zip code)


                                 (401) 272-3310
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes___X____    No_________



At July 31, 1996, there were 15,398,067 shares of Common Stock, $.01 par value, issued and outstanding. There were no issued and outstanding shares of Preferred Stock.

                             CYTOTHERAPEUTICS, INC.


                                      INDEX



PART I.  FINANCIAL INFORMATION                                            PAGE NUMBER
- -------  ---------------------                                            -----------
Item 1.  Financial Statements

                  Condensed Balance Sheets (unaudited)
                     June 30, 1996 and December 31, 1995                        3

                  Condensed Statements of Operations (unaudited)
                     Three and six months ended June 30, 1996 and 1995          4

                  Condensed Statements of Cash Flows (unaudited)
                     Six months ended June 30, 1996 and 1995                    5

                  Notes to Condensed Financial Statements (unaudited)           6-7

Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                        8-13


PART II.  OTHER INFORMATION
- --------  -----------------

Item 1.  Legal Proceedings                                                      14

Item 4.  Submission of Matters to a Vote of Security-Holders                    14

Item 6.  Exhibits and Reports on Form 8-K                                       14



SIGNATURES                                                                      15

PART I - ITEM 1 - FINANCIAL STATEMENTS
- -----------------------------------------------------------



CYTOTHERAPEUTICS, INC.


CONDENSED BALANCE SHEETS
     (unaudited)

                                                                 JUNE 30, 1996                         DECEMBER 31, 1995
                                                           ------------------------                 -----------------------
ASSETS

Current assets:
     Cash and cash equivalents                                          $7,084,064                              $9,548,579
     Marketable securities                                              31,332,247                              34,643,160
     Receivables from collaborative agreement                               23,600                                 167,906
     Other current assets                                                1,636,212                               1,303,379
                                                            -----------------------                 -----------------------
         Total current assets                                           40,076,123                              45,663,024

Property, plant and equipment, net                                       8,268,984                               7,892,763
Other assets                                                             3,535,845                               3,251,718
                                                            -----------------------                 -----------------------

         Total assets                                                  $51,880,952                             $56,807,505
                                                            =======================                 =======================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                              $2,598,335                              $3,082,419
     Deferred revenue                                                    1,750,000                               1,750,000
     Current maturities of capitalized lease obligations                   614,015                                 668,325
     Current maturities of long term debt                                  525,119                                 474,245
                                                            -----------------------                 -----------------------
         Total current liabilities                                       5,487,469                               5,974,989

Capitalized lease obligations, less current maturities                   4,229,008                               4,498,957
Long term debt, less current maturities                                  1,539,313                                 942,181

Stockholders' equity
     Common stock                                                          153,813                                 151,770
     Additional paid in capital                                        105,541,128                             104,271,658
     Accumulated deficit                                               (64,891,427)                            (59,163,536)
     Deferred compensation                                                (122,356)                            -
     Unrealized gain (loss) on marketable securities                       (55,996)                                131,486
                                                            -----------------------                 -----------------------
         Total stockholders' equity                                     40,625,162                              45,391,378
                                                            -----------------------                 -----------------------

         Total liabilities and stockholders' equity                    $51,880,952                             $56,807,505
                                                            =======================                 =======================


     See accompanying notes to condensed financial statements.

PART I - ITEM 1 - FINANCIAL STATEMENTS
- ---------------------------------------------------------------



CYTOTHERAPEUTICS, INC.


CONDENSED STATEMENTS OF OPERATIONS

      (unaudited)                                           THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                 JUNE 30,                                JUNE 30,
                                                           1996             1995                 1996              1995
                                                       --------------   --------------       --------------    --------------


      Revenue from collaborative arrangements             $1,850,632       $1,543,830           $3,514,849        $7,859,016

      Operating expenses:
          Research and development                         4,175,341        3,583,999            8,080,500         7,004,528
          General and administrative                       1,173,221        1,093,439            2,407,269         2,217,483
                                                       --------------   --------------       --------------    --------------
                                                           5,348,562        4,677,438           10,487,769         9,222,011
                                                       --------------   --------------       --------------    --------------

      Loss from operations                                (3,497,930)      (3,133,608)          (6,972,920)       (1,362,995)

      Other income (expense):
          Investment income                                  572,744          399,294            1,207,269           644,423
          Interest expense                                  (149,145)        (146,808)            (304,740)         (289,549)
          Other income                                       342,500          -                    342,500           -
                                                       --------------   --------------       --------------    --------------
                                                             766,099          252,486            1,245,029           354,874
                                                       --------------   --------------       --------------    --------------

      Net loss                                           ($2,731,831)     ($2,881,122)         ($5,727,891)      ($1,008,121)
                                                       ==============   ==============       ==============    ==============

      Net loss per share                                      ($0.18)          ($0.23)              ($0.37)           ($0.09)
                                                       ==============   ==============       ==============    ==============

      Shares used in calculation                          15,368,009       12,322,203           15,320,989        11,758,266
                                                       ==============   ==============       ==============    ==============


      See accompanying notes to condensed financial statements.

PART I - ITEM 1 - FINANCIAL STATEMENTS
- --------------------------------------------------------------------



CYTOTHERAPEUTICS, INC.


CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                 SIX MONTHS ENDED
     (unaudited)                                                                                     JUNE 30,
                                                                                         1996                       1995
                                                                                  -----------------------------------------------
Cash flows from operating activities:
     Net loss                                                                            ($5,727,891)                ($1,008,121)
     Adjustments to reconcile net loss to
       net cash used for operating activities:
         Depreciation and amortization                                                       794,645                     782,296
         Compensation expense relating to the grant
           of stock options                                                                   31,061                      65,408
         Changes in operating assets and liabilities                                        (639,653)                  1,953,678
                                                                                  -------------------        --------------------
     Net cash provided by (used in) operating activities                                  (5,541,838)                  1,793,261
                                                                                  -------------------        --------------------

Cash flows from investing activities:
     Proceeds from sale of marketable securities                                           6,207,051                   7,013,834
     Purchases of marketable securities                                                   (3,083,620)                (18,012,435)
     Purchase of property, plant and equipment                                            (1,149,202)                   (661,474)
     Acquisition of other assets                                                            (305,791)                    (25,598)
     Other investments                                                                    -                             (500,100)
                                                                                  -------------------        --------------------
     Net cash provided by (used in) investing activities                                   1,668,438                 (12,185,773)
                                                                                  -------------------        --------------------

Cash flows from financing activities:
     Proceeds from the exercise of stock options                                           1,085,138                   9,992,215
     Proceeds from financing transactions                                                    821,172                     148,785
     Principal payments under capitalized lease obligations
       and mortgage payable                                                                 (497,425)                   (550,906)
                                                                                  -------------------        --------------------
     Net cash provided by financing activities                                             1,408,885                   9,590,094
                                                                                  -------------------        --------------------
Decrease in cash and cash equivalents                                                     (2,464,515)                   (802,418)
Cash and cash equivalents, January 1                                                       9,548,579                   8,715,890
                                                                                  -------------------        --------------------

Cash and cash equivalents, June 30                                                        $7,084,064                  $7,913,472
                                                                                  ===================        ====================


See accompanying notes to condensed financial statements.

PART I - ITEM 1 - FINANCIAL STATEMENTS


NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 1996 AND 1995

NOTE 1.   BASIS OF PRESENTATION

         The accompanying, unaudited, condensed financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year ended December 31, 1996.

         For further information, refer to the audited financial statements and footnotes thereto as of December 31, 1995 included in the Company's Annual Report to Stockholders and the Annual Report on Form 10-K filed with the Securities and Exchange Commission.


NOTE 2.   NET LOSS PER SHARE

         Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded as their effect is antidilutive.

NOTE 3.   ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

         The Company has adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on the long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The adoption of SFAS 121 had no impact on the financial position or results of operations of the Company as no indicators of impairment currently exist.

         The Company has adopted the disclosure provisions of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting and Disclosure of Stock-Based Compensation. The Company will continue to account for its stock-based compensation arrangements under the provisions of APB 25, Accounting for Stock Issued to Employees.

NOTE 4.   SUBSEQUENT EVENT

         On July 10, 1996, The Company participated in the establishment of Modex Therapeutiques SA, as a 50% owned, Swiss subsidiary to pursue extensions of the Company's encapsulated-cell technology for applications outside the central nervous system. Modex is headquartered in Lausanne, Switzerland.

         The Company has initially invested $2 million in Modex, with a commitment to invest an additional $2 million on the second anniversary of the agreement if Modex has, prior to that time, achieved one or more specified scientific milestones, in exchange for a 50% stake in Modex. An investment fund, managed by a Swiss private bank, has invested $2 million in Modex, with a commitment to invest an additional $1 million on the second anniversary of the agreement, in exchange for a 15% stake in the company. The remaining 35% of Modex is owned by the scientific founders of Modex.

         The Company has granted to Modex an exclusive, royalty-bearing license to the Company's proprietary encapsulated-cell technology for three applications outside the central nervous system (diabetes, obesity, and anemia). Modex granted the Company an exclusive royalty-bearing license to any technology developed or obtained by Modex for application to diseases, conditions, and disorders which affect the central nervous system. In addition to its royalty obligations, the Company is also obligated to issue to Modex up to 300,000 shares of the Company's Common Stock on the achievement by Modex of certain scientific milestones. Substantially all of these shares are expected to be awarded by Modex as incentive compensation to Modex' founding scientists and other researchers upon the achievement of such milestones.

         Under the terms of its agreement with the investment fund, during the first two years following closing, the Company has the right to acquire the fund's interest in Modex for the greater of a 30% annual return or $3 million. Following this two-year period, the Company has the right to purchase the fund's interest at 110% of fair market value. Following the second anniversary of the agreement and prior to the tenth anniversary of the agreement, if no public market exists for the Common Stock of Modex, the fund has the right to require the Company to purchase the fund's interest in Modex for 90% of the fair market value of such interest. Any purchase made by the Company under any of the circumstances described in this paragraph may be made at the Company's option in cash or shares of the Company's Common Stock valued at the market price at the time of purchase. The Company also has the right to acquire, and the founders have the right to require the Company to acquire, the founders' initial equity interest in Modex in exchange for the issuance of an aggregate of approximately 92,000 shares of the Company's Common Stock.

PART 1 - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company for the three and six months ended June 30, 1996 and 1995 should be read in conjunction with the accompanying unaudited condensed financial statements and the related footnotes thereto.

This report may contain certain forward-looking statements regarding, among other things, the Company's results of operations, the progress of the Company's product development programs, the Company's need for, and required timing of, additional capital, capital expenditures and need for additional facilities. The Company's actual results may vary materially from those contained in such forward-looking statements. See "Cautionary Factors Relevant to Forward-Looking-Information" filed herewith as Exhibit 99 and incorporated herein by reference.

OVERVIEW

Since its inception in 1988, the Company has been primarily engaged in research and development of human therapeutic products. No revenues have been derived from the sale of any products, and the Company does not expect to receive revenues from product sales for at least several years. The Company expects that its research and development expenditures will increase substantially in future years as research and product development efforts accelerate and clinical trials are broadened or initiated. The Company has incurred annual operating losses since inception and expects to incur substantial operating losses in the future. As a result, the Company is dependent upon external financing from equity and debt offerings and revenues from collaborative research arrangements with corporate sponsors to finance its operations. The Company's results of operations have varied significantly from period to period and may vary significantly in the future due to the occurrence of material, nonrecurring events, including without limitation, the receipt of one-time, nonrecurring licensing payments. Results may vary from quarter to quarter and results of one quarter may not be representative of the actual results for the year.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1996 AND 1995

For the quarter ended June 30, 1996 and 1995, revenues from collaborative agreements totaled $1,851,000 and $1,544,000, respectively. The revenues were earned solely from a Development, Marketing and License Agreement with Astra AB, which was signed in March 1995.

Research and development expenses totaled $4,175,000 for the three months ended June 30, 1996, compared with $3,584,000 for the same period in 1995
The increase of $591,000, or 16%, from 1995 to 1996 is principally due to increases in the number of scientists and increased spending for research agreements and clinical trials.

General and administrative expenses were $1,173,000 for the three months ended June 30, 1996, compared with $1,093,000 for the same period in 1995. The increase of $80,000, or 7%, from 1995 to 1996 was primarily attributable to increased spending for general patent costs, as well as, increases in spending for administrative salaries, offset by a decrease in legal expenses.

Other income in the amount of $343,000 was received in May 1996 for settlement of a legal suit filed on behalf of the Company.

Interest income for the three months ended June 30, 1996 and 1995 was $573,000 and $399,000, respectively. The average investment balances were $38,807,000 and $21,574,000 in the second quarter of 1996 and 1995, respectively. The increase in interest income in 1996 is attributable to the higher average balances.

Interest expense was $149,000 for the three months ended June 30, 1996, compared with $147,000 for the same period in 1995. The increase from 1996 to 1995 was attributable to additional collateralized loan obligations recorded in connection with equipment financings offset, in part, by decreasing balances of existing capital leases.

Net loss for the three months ended June 30, 1996 was $2,732,000, or $0.18 per share, as compared to net loss of $2,881,000, or $0.23 per share, for the comparable period in 1995.

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1996 AND 1995

For the six months ended June 30, 1996 and 1995, revenues from collaborative agreements totaled $3,515,000 and $7,859,000. The revenues were earned solely from a Development, Marketing and License Agreement with Astra AB, which was signed in March 1995. Included in the 1995 revenues was a non-refundable, one-time payment from Astra totaling $5,000,000.

Research and development expenses totaled $8,081,000 for the six months ended June 30, 1996, compared with $7,005,000 for the same period in 1995. The increase of $1,076,000, or 15%, from 1995 to 1996 is principally due to increases in the number of scientists and associated supplies, increased spending for research agreements, scientific consulting and clinical trials.

General and administrative expenses were $2,407,000 for the six months ended June 30, 1996, compared with $2,217,000 for the same period in 1995. The increase of $190,000, or 9%, from 1995 to 1996 was primarily attributable to increases in patent related expenses, as well as, increases in spending for administrative salaries.

Other income in the amount of $343,000 was received in May 1996 for settlement of a legal suit filed on behalf of the Company.

Interest income for the six months ended June 30, 1996 and 1995 was $1,207,000 and $644,000, respectively. The average investment balances were $40,517,000 and $19,878,000 for the first six months of 1996 and 1995, respectively. The increase in interest income in 1996 is primarily attributable to the higher average balances.

Interest expense was $305,000 for the six months ended June 30, 1996, compared with $290,000 for the same period in 1995. The increase from 1995 to 1996 was attributable to additional collateralized loan obligations recorded in connection with equipment financings offset, in part, by decreasing balances of existing capital leases.

Net loss for the six months ended June 30, 1996 was $5,728,000, or $0.37 per share, as compared to net loss of $1,008,000, or $0.09 per share, for the comparable period in 1995. The initial one-time payment of $5,000,000 from Astra is responsible for the Company's decreased loss in the first six months of 1995.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its operations through the sale of common and preferred stock, the issuance of long-term debt and capitalized lease obligations, revenues from collaborative agreements, research grants and interest income.

The Company had unrestricted cash, cash equivalents, and marketable securities totaling $38,416,000 at June 30, 1996. Cash equivalents and marketable securities are invested in agencies of the U.S. government, investment grade corporate notes and money market funds.

In May 1996, the Company secured an equipment loan facility with a bank in the amount of $2,000,000. The Company has borrowed $741,000 under this agreement as of June 30, 1996. The loan requires interest payments only for the first year, principal payments are payable over a three-year period beginning May 1997. Any unused commitment expires on May 15, 1997. The loan is secured by equipment purchased with the proceeds of the credit facility.

The Company currently occupies all of its laboratory and administrative office space, other than that at its pilot manufacturing site, under the terms of operating leases subject to termination upon nine months notice by the Company. As a result of a potential increase in the number of employees, the Company's current facilities may not be sufficient to accommodate the Company's needs past the first half of 1997. The Company is currently evaluating a proposals under which it will lease new office and laboratory facilities.

In July 1996, the Company invested $2 million in Modex, a 50% owned Swiss subsidiary, to pursue extensions of the Company's encapsulated-cell technology for applications outside the central nervous system, with a commitment to invest an additional $2 million on the second anniversary of the agreement if Modex has, prior to that time, achieved one or more specified scientific milestones. An investment fund, managed by a Swiss private bank, has invested $2 million in Modex, with a commitment to invest an additional $1 million on the second anniversary of the agreement, in exchange for a 15% stake in the company. The remaining 35% of Modex is owned by the scientific founders of Modex. The Company has granted to Modex an exclusive, royalty-bearing license to the Company's proprietary encapsulated-cell technology for three applications outside the central nervous system (diabetes, obesity and anemia). Modex granted the Company an exclusive royalty-bearing license to any technology developed or obtained by Modex for application to diseases, conditions, and disorders which affect the central nervous system. In addition to its royalty obligations, the Company is also obligated to issue to Modex up to 300,000 shares of the Company's Common Stock on the achievement by Modex of certain scientific milestones. Substantially all of these shares are expected to be awarded by Modex as incentive compensation to Modex' founding scientists and other researchers upon the achievement of such milestones.

Under the terms of its agreement with the investment fund, during the first two years following closing, the Company has the right to acquire the fund's interest in Modex for the greater of a 30% annual return or $3 million. Following this two-year period, the Company has the right to purchase the fund's interest at 110% of fair market value. Following the second anniversary of the agreement and prior to the tenth anniversary of the agreement, if no public market exists for the Common Stock of Modex, the fund has the right to require the Company to purchase the fund's interest in Modex for 90% of the fair market value of such interest. Any purchase made by the Company under any of the circumstances described in this paragraph may be made at the Company's option in cash or shares of the Company's Common Stock valued at the market price at the time of purchase. The Company also has the right to acquire, and the founders have the right to require the Company to acquire, the founders' initial equity interest in Modex in exchange for the issuance of an aggregate of approximately 92,000 shares of the Company's Common Stock.

In March 1995, the Company signed a collaborative research and development agreement with Astra for the development and marketing of certain encapsulated-cell products to treat pain. Astra made an initial, nonrefundable payment of $5,000,000 and may make up to $16,000,000 in additional payments subject to the achievement of certain development milestones. Under the agreement, the Company is obligated to conduct certain research and development pursuant to a four-year research plan agreed upon by the parties. Over the term of the agreement, the Company expects to receive annual research payments from Astra of $5 million to $7 million, which the Company expects should approximate the research and development costs incurred by the Company under the plan. Subject to the successful development of such products and obtaining necessary regulatory approvals, Astra is obligated to conduct all clinical trials of products arising from the collaboration and to seek approval for their sale and use. Astra has the exclusive worldwide right to market products covered by the agreement. Until the later of either the last to expire of all patents included in the licensed technology or a specified fixed term, the Company is entitled to a royalty on the worldwide net sales of such products in return for the license granted to Astra and the Company's obligation to manufacture and supply products. Astra has the right to terminate the agreement after April 1, 1998.

In March 1994, the Company entered into a Development Collaboration and License Agreement with Genentech, Inc. relating to the development of products for the encapsulation of certain neurotrophic factors. The initial focus of the collaboration has been the development of encapsulated NGF-producing cells for the treatment of Alzheimer's disease. In addition to NGF, the agreement also covers the neurotrophic factors NT-3, NT-4/5 and two other neurotrophic factors to be chosen by Genentech. The agreement provides that Genentech and the Company will work exclusively with each other to develop and commercialize NGF-producing encapsulated-cell products; that Genentech will not work with any third party in the field of the treatment of neurological disease by the administration of encapsulated neurotrophic factor-producing mammalian cells, without the Company's consent; and that the Company will not work with the neurotrophic factors NGF, NT-3 and NT-4/5 with any third party, without Genentech's consent. Under the Agreement, the Company granted to Genentech an exclusive license to use any of the company's existing and future technology to sell NGF-producing encapsulated-cell products in the field of the treatment of any human neurological disorder or condition by the administration of neurotrophic-factor producing encapsulated cells. Upon execution of the Agreement, Genentech made a $1,250,000 payment to CytoTherapeutics, and purchased 334,428 shares of the Company's Common Stock for $3,500,000. Under the Agreement, the Company was obligated to undertake certain preclinical development projects and studies and to fund the $3,750,000 cost of such projects and 40% of such cost thereafter.

The Company and Genentech have decided that Alzheimer's disease is not the most appropriate disease state to emphasize at this time under their collaboration agreement and are discussing other applications of the technologies. The Company has expended approximately $1,500,000 to fund the preclinical development projects and studies contemplated under the Agreement and does not currently expect to incur any further material expenditures for such projects and studies. The Company expects that future collaborations, if any, will involve new commitments and funding mechanisms.

In March 1994, the Company entered into a contract research and license agreement with NeuroSpheres, Ltd. Under the agreement, the Company obtained from NeuroSpheres an exclusive worldwide royalty-bearing license for the commercial development and use of certain neural stem cells for transplantation to treat human disease. Terms of the agreement provide future research funding of $325,000 through February 1998. Upon the achievement of certain milestones, the Company will make payments to NeuroSpheres totaling a maximum of $3,750,000, payable at NeuroSpheres' option, in cash or in shares of the Company's common stock at a price of $12.50 per share. Upon commercial sale of a product utilizing the licensed technology, the Company is obligated to pay a range of royalties based on product revenues and market share, subject to certain minimum royalties. In order to maintain exclusivity, the Company is also obligated to expend additional amounts to support research related to development of products under the agreement.

Substantial additional funds will be required to support the Company's research and development programs, for acquisition of technologies and intellectual property rights, for preclinical and clinical testing of its anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, expansion of laboratory and office facilities, establishment of production capabilities and for general and administrative expenses. Until the Company's operations generate significant revenues from product sales, cash reserves and proceeds from equity and debt offerings, and funding from collaborative arrangements will be used to fund operations.

The Company intends to pursue opportunities to obtain additional financing in the future through equity and debt financings, lease agreements related to capital equipment and collaborative research arrangements. The source, timing and availability of any future financing will depend principally upon equity market conditions, interest rates and, more specifically, on the Company's continued progress in its exploratory, preclinical and clinical development programs. There can be no assurance that such funds will be available on favorable terms, if at all.

The Company expects that its existing capital resources, revenues from collaborative agreements and income earned on invested capital will be sufficient to fund its operations into the first half of 1998. The Company's cash requirements may vary, however, depending on numerous factors. Lack of necessary funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs or to license its potential products or technologies to third parties.

PART II - ITEM 1


LEGAL PROCEEDINGS

         None.

PART II - ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

(a) On May 14, 1996 the 1996 Annual Meeting of Stockholders was held in Providence, Rhode Island.

(b)      Not applicable.

(c) The following is a brief description of each matter voted upon at the meeting and a breakdown of the votes cast for, against or withheld, as well as the number of abstentions voted for each proposal.

         1. Proposal to elect the following nominees as Directors of the
         Company:  Edwin C. Cadman, M.D. and Donald R. Conklin.

                  Dr. Cadman -                       10,279,558 votes
                                                     33,725 votes withheld

                  Mr. Conklin -                      10,279,558 votes in favor
                                                     33,725 votes withheld

         2. Proposal to increase by 1,500,000 the number of shares of Common Stock available for issuance under the Company's 1992 Equity Incentive Plan and to make certain other changes to such Plan.

                             6,812,403 votes in favor
                             1,827,751 votes against
                             16,888 votes abstaining
                             1,656,241 votes Delivered-Not Voted

         3. Proposal to increase the awards issuable under the Company's 1992 Stock Option Plan for Non-Employee Directors and to make certain other changes to such Plan.

                             9,730,782 votes in favor
                             419,661 votes against
                             26,740 votes abstaining
                             136,100 votes Delivered-Not Voted

PART II - ITEM 6


EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         Exhibit 99 - Cautionary Factors Relevant to
         Forward-Looking-Information.

(b)      REPORTS ON FORM 8-K

         The Registrant filed a report on Form 8-K on July 10, 1996 relating to the Registant's investment in Modex, a 50% owned subsidiary, which was established to pursue applications of the Registrant's technology outside the central nervous system.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        CYTOTHERAPEUTICS, INC.
                                        ----------------------
                                        (Name of Registrant)




AUGUST 7, 1996                           Daniel E. Geffken
- --------------                           -----------------
(Date)                                   Vice President, Chief Financial Officer
                                         and Treasurer
                                        (principal financial officer and
                                         principal accounting officer)

                                EXHIBIT INDEX


Exhibit 99 - Cautionary Factors Relavent to Forward Looking Statements.