Form 10-Q
period 1996-09-30
CYTOTHERAPEUTICS INC/DE
filed 1996-11-14
CIK 883975

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:                                          0-19871
September 30, 1996                                       Commission File Number

                             CYTOTHERAPEUTICS, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                              94-3078125
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                                identifation No)


                              TWO RICHMOND SQUARE
                              PROVIDENCE, RI 02906
                              --------------------
          (Address of principal executive offices including zip code)


                                 (401) 272-3310
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes     X        No
    ---   ---       ---

At October 31, 1996, there were 15,428,576 shares of Common Stock, $.01 par value, issued and outstanding. There were no issued and outstanding shares of Preferred Stock.

                             CYTOTHERAPEUTICS, INC.

                                     INDEX
                                     -----

PART I. FINANCIAL INFORMATION                                       Page Number
-----------------------------                                       -----------

Item 1. Financial Statements

    Condensed Consolidated Balance Sheets (unaudited)
       September 30, 1996 and December 31, 1995                          3

    Condensed Consolidated Statements of Operations (unaudited)
       Three and nine months ended September 30, 1996 and 1995           4

    Condensed Consolidated Statements of Cash Flows (unaudited)
       Nine months ended September 30, 1996 and 1995                     5

    Notes to Condensed Consolidated Financial Statements (unaudited)    6-8

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                     9-15

PART II. OTHER INFORMATION
--------------------------

Item 1. Legal Proceedings                                               16

Item 6. Exhibits and Reports on Form 8-K                                16

SIGNATURES                                                              17

PART I - ITEM 1 - FINANCIAL STATEMENTS

------------------------------------------------------



CYTOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
     (unaudited)

                                                             SEPTEMBER 30, 1996     DECEMBER 31, 1995
                                                             ------------------     -----------------
ASSETS

Current assets:
     Cash and cash equivalents                                 $  10,844,952        $   9,548,579
     Marketable securities                                        24,771,708           34,643,160
     Receivables from collaborative agreement                         40,673              167,906
     Other current assets                                          1,207,460            1,303,379
                                                               -------------        -------------
         Total current assets                                     36,864,793           45,663,024

Property, plant and equipment, net                                 9,987,535            7,892,763
Other assets                                                       3,811,892            3,251,718
                                                               -------------        -------------

         Total assets                                          $  50,664,220        $  56,807,505
                                                               =============        =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable and accrued expenses                     $   3,059,566        $   3,082,419
     Deferred revenue                                              1,750,000            1,750,000
     Current maturities of capitalized lease obligations             573,242              668,325
     Current maturities of long term debt                            601,049              474,245
                                                               -------------        -------------
         Total current liabilities                                 5,983,857            5,974,989

Capitalized lease obligations, less current maturities             4,122,879            4,498,957
Long term debt, less current maturities                            1,230,769              942,181
Convertible subordinated debt                                      1,920,461                   --


Stockholders' equity:

     Common stock                                                    154,235              151,770
     Additional paid in capital                                  105,880,242          104,271,658
     Accumulated deficit                                         (68,499,586)         (59,163,536)
     Deferred compensation                                          (106,823)                  --
     Equity adjustment from translation                                  966

     Unrealized gain (loss) on marketable securities                 (22,780)             131,486
                                                               -------------        -------------
         Total stockholders' equity                               37,406,254           45,391,378
                                                               -------------        -------------

         Total liabilities and stockholders' equity            $  50,664,220        $  56,807,505
                                                               =============        =============



See accompanying notes to condensed consolidated financial statements.

PART I - ITEM 1 - FINANCIAL STATEMENTS




         CYTOTHERAPEUTICS, INC.

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

               (unaudited)                             THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                        SEPTEMBER 30,                             SEPTEMBER 30,
                                                   1996               1995                 1996               1995
                                              ------------        ------------        ------------        ------------
Revenue from collaborative arrangements       $  1,790,665        $  1,986,002        $  5,305,514        $  9,845,018

Operating expenses:

     Research and development                    4,205,121           3,729,751          12,285,621          10,734,279
     General and administrative                  1,611,152           1,035,009           4,018,421           3,252,492
                                              ------------        ------------        ------------        ------------
                                                 5,816,273           4,764,760          16,304,042          13,986,771
                                              ------------        ------------        ------------        ------------

Loss from operations                            (4,025,608)         (2,778,758)        (10,998,528)         (4,141,753)

Other income (expense):

     Investment income                             525,773             406,867           1,733,042           1,051,290
     Interest expense                             (162,718)           (150,628)           (467,458)           (440,177)
     Other income                                   54,394                  --             396,894                  --
                                              ------------        ------------        ------------        ------------
                                                   417,449             256,239           1,662,478             611,113
                                              ------------        ------------        ------------        ------------

Net loss                                      ($ 3,608,159)       ($ 2,522,519)       ($ 9,336,050)       ($ 3,530,640)
                                              ============        ============        ============        ============

Net loss per share                            ($      0.23)       ($      0.19)       ($      0.61)       ($      0.29)
                                              ============        ============        ============        ============

Shares used in calculation                      15,413,723          13,372,113          15,352,760          12,302,234
                                              ============        ============        ============        ============



     See accompanying notes to condensed consolidated financial statements.

PART I - ITEM 1 - FINANCIAL STATEMENTS




CYTOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               NINE MONTHS ENDED
        (unaudited)                                                              SEPTEMBER 30,
                                                                        1996                 1995
                                                                     ------------        ------------
Cash flows from operating activities:

        Net loss                                                     ($ 9,336,050)       ($ 3,530,640)
        Adjustments to reconcile net loss to
          net cash used for operating activities:

            Depreciation and amortization                               1,218,629           1,105,408
            Compensation expense relating to the grant
              of stock options                                             46,592             143,761
            Changes in operating assets and liabilities                   234,226            (945,514)
                                                                     ------------        ------------
        Net cash used in operating activities                          (7,836,603)         (3,226,985)
                                                                     ------------        ------------

Cash flows from investing activities:

        Proceeds from sale of marketable securities                    12,800,806          16,552,602
        Purchases of marketable securities                             (3,083,620)        (26,141,651)
        Purchase of property, plant and equipment                      (3,262,684)         (1,084,032)
        Acquisition of other assets                                      (610,892)           (123,940)
        Other investments                                                      --            (500,100)
                                                                     ------------        ------------
        Net cash provided by (used in) investing activities             5,843,610         (11,297,121)
                                                                     ------------        ------------

Cash flows from financing activities:

        Proceeds from the exercise of stock options                     1,424,674          10,262,794
        Proceeds from convertible subordinated debt                     1,920,461
        Proceeds from financing transactions                              821,172             326,291
        Principal payments under capitalized lease obligations
          and mortgage payable                                           (876,941)           (787,893)
                                                                     ------------        ------------
        Net cash provided by financing activities                       3,289,366           9,801,192
                                                                     ------------        ------------
Increase (decrease) in cash and cash equivalents                        1,296,373          (4,722,914)
Cash and cash equivalents, January 1                                    9,548,579           8,715,890
                                                                     ------------        ------------

Cash and cash equivalents, September 30                              $ 10,844,952        $  3,992,976
                                                                     ============        ============



See accompanying notes to condensed consolidated financial statements.

PART I - ITEM 1 - FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1996 AND 1995

NOTE 1. BASIS OF PRESENTATION

     The accompanying, unaudited, condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year ended December 31, 1996.

     For further information, refer to the audited financial statements and footnotes thereto as of December 31, 1995 included in the Company's Annual Report to Stockholders and the Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE 2. PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and Modex Therapeutiques SA, a 50% owned subsidiary. Significant intercompany accounts have been eliminated in consolidation.

NOTE 3. NET LOSS PER SHARE

     Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded as their effect is antidilutive.

NOTE 4. FOREIGN CURRENCY TRANSLATION

     Assets and liabilities of operations outside the United States are translated into United States dollars using current exchange rates; revenue and expense items are translated into United States dollars using a weighted average exchange rate for the period. The gains and losses resulting from such translation are accumulated as a separate component of shareholders' equity, whereas gains and losses resulting from foreign currency transactions generally are included in results of operations.

NOTE 5. ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE 6. FORMATION OF SUBSIDIARY

     On July 10, 1996, The Company participated in the establishment of Modex Therapeutiques SA, "Modex", as a 50% owned subsidiary to pursue extensions of the Company's encapsulated-cell technology for applications outside the central nervous system. Modex is headquartered in Lausanne, Switerland.

     In exchange for a 50% stake in Modex, the Company has invested $2 million in Modex, with a commitment to invest an additional $2 million on the second anniversary of the agreement if Modex has, prior to that time, achieved one of more specified scientific milestones. An investment fund, managed by a Swiss private bank, has invested $2 million in Modex, with a commitment to invest an additional $1 million on the second anniversary of the agreement, in exchange for a 15% stake in the company. The remaining 35% of Modex is owned by the scientific founders of Modex.

     The Company has granted to Modex an exclusive, royalty-bearing license to the Company's proprietary encapsulated-cell technology for three applications outside the central nervous system; diabetes, obesity and anemia. Modex granted the Company an exclusive royalty-bearing license to any technology developed or obtained by Modex for application to diseases, conditions and disorders which affect the central nervous system. In addition to its royalty obligations, the Company is also obligated to issue to Modex up to 300,000 shares of the Company's Common Stock on the achievement by Modex of certain scientific milestones. Substantially all of these shares are expected to be awarded by Modex as incentive compensation of Modex' founding scientists and other researchers upon the achievement of such milestones.

     Under the terms of its agreement with the investment fund, during the first two years following closing, the Company has the right to acquire the fund's interest in Modex for the greater of a 30% annual return or $3 million. Following this two year period, the Company has the right to purchase the fund's interest at 110% of fair market value.

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

PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company for the three and nine months ended September 30, 1996 and 1995 should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related footnotes thereto.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

For the quarter ended September 30, 1996 and 1995, revenues from collaborative agreements totaled $1,791,000 and $1,986,000, respectively. The revenues were earned solely from a Development, Marketing and License Agreement with Astra AB, which was signed in March 1995.

Research and development expenses totaled $4,205,000 for the three months ended September 30, 1996, compared with $3,730,000 for the same period in 1995. The increase of $475,000, or 13%, from 1995 to 1996 is principally due to increases in the number of scientists and increased spending for company sponsored research at academic and other institutions.

General and administrative expenses were $1,611,000 for the three months ended September 30, 1996, compared with $1,035,000 for the same period in 1995. The increase of $576,000, or 56%, from 1995 to 1996 was primarily attributable to increases in spending for administrative salaries, one time hiring bonuses, as well as, consulting costs attributable to the establishment of Modex Therapeutiques SA, a 50% owned Swiss subsidiary.

Interest income for the three months ended September 30, 1996 and 1995 was $526,000 and $407,000, respectively. The increase in interest income in 1996 is attributable to the higher average balances, $37,463,000 and $26,810,000 in the third quarter of 1996 and 1995, respectively.

Interest expense was $163,000 for the three months ended September 30, 1996, compared with $151,000 for the same period in 1995. The increase from 1996 to 1995 was attributable to additional collateralized loan obligations recorded in connection with equipment financings offset, in part, by decreasing balances of existing capitalized leases obligations.

Net loss for the three months ended September 30, 1996 was $3,608,000, or $0.23 per share, as compared to net loss of $2,523,000, or $0.19 per share, for the comparable period in 1995.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

For the nine months ended September 30, 1996 and 1995, revenues from collaborative agreements totaled $5,306,000 and $9,845,000, respectively. The revenues were earned solely from a Development, Marketing and License Agreement with Astra AB, which was signed in March 1995. Included in the 1995 revenues was a non-refundable, one-time payment from Astra totaling $5,000,000.

Research and development expenses totaled $12,286,000 for the nine months ended September 30, 1996, compared with $10,734,000 for the same period in 1995. The increase of $1,552,000, or 14%, from 1995 to 1996 is principally due to increases in the number of scientists and associated supplies, increased spending for company sponsored research at academic and other institutions, scientific consulting and clinical trials.

General and administrative expenses were $4,018,000 for the nine months ended September 30, 1996, compared with $3,252,000 for the same period in 1995. The increase of $766,000, or 24%, from 1995 to 1996 was primarily attributable to increases in patent related expenses, spending for administrative salaries, one time hiring bonuses, as well as, consulting costs attributable to the establishment of Modex Therapeutiques SA, a 50% owned Swiss subsidiary.

Other income in the amount of $397,000 consists primarily of funds received in May 1996 for settlement of a legal suit filed on behalf of the Company.

Interest income for the nine months ended September 30, 1996 and 1995 was $1,733,000 and $1,051,000, respectively. The increase in interest income in 1996 is primarily attributable to the higher average balances, $39,505,000 and $21,701,000 for the first nine months of 1996 and 1995, respectively.

Interest expense was $467,000 for the nine months ended September 30, 1996, compared with $440,000 for the same period in 1995. The increase from 1995 to 1996 was attributable to additional collateralized loan obligations recorded in connection with equipment financings offset, in part, by decreasing balances of existing capitalized leases obligations.

Net loss for the nine months ended September 30, 1996 was $9,336,000 or $0.61 per share, as compared to net loss of $3,531,000, or $0.29 per share, for the comparable period in 1995. The initial one-time payment of $5,000,000 from Astra is principally responsible for the Company's decreased loss in the first six months of 1995.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its operations through the sale of common and preferred stock, the issuance of long-term debt and capitalized lease obligations, revenues from collaborative agreements, research grants and interest income.

The Company has unrestricted cash, cash equivalents, and marketable securities totaling $35,617,000 at September 30, 1996. Cash equivalents and marketable securities are invested in agencies of the U.S. government, investment grade corporate notes, time deposits and money market funds.

In May 1996, the Company secured an equipment loan facility with a bank in the amount of $2,000,000. The Company has borrowed $741,000 under this agreement as of September 30, 1996. The loan requires interest payments only for the first year, principal payments are payable over a three-year period beginning May 1997. Any unused commitment expires on May 15, 1997. The loan is secured by equipment purchased with the proceeds of the credit facility.

The Company currently occupies all of its laboratory and administrative office space, other than that at its pilot manufacturing site, under the terms of operating leases subject to termination upon nine months notice by the Company. As a result of an anticipated increase in the number of employees, the Company's current facilities will not be sufficient to accommodate the Company's needs past the first half of 1997. The Company has purchased land and a building and will begin construction of a new headquarters and laboratory facility in the fourth quarter. The total cost of the project is estimated to be $7,600,000.

In October 1996, the Company obtained financing of $5,500,000 from a bank, secured by a mortgage on the new facility. No funds have been borrowed under this agreement as of September 30, 1996. Any unused commitment expires October 31, 1997. Quarterly principal payments of 1/40 of the loan obligation commence September 30, 1997 with the balance due at maturity, October 2001. The loan agreement requires the Company provide cash collateral in the amount of 25% of the obligation if the Company's unencumbered cash balance falls below $25,000,000, 50% cash collateral if the Company's unencumbered cash balance falls below $20,000,000 and full cash collateral if the Company's unencumbered cash balance falls below $15,000,000.

In July 1996, the Company invested $2 million in Modex, a 50% owned Swiss subsidiary, to pursue extensions of the Company's encapsulated-cell technology for applications outside the central nervous system, with a commitment to invest an additional $2 million on the second anniversary of the agreement if Modex has, prior to that time, achieved one or more specified scientific milestones. An investment fund, managed by a Swiss private bank, has invested $2 million in Modex, with a commitment to invest an additional $1 million on the second anniversary of the agreement, in exchange for a 15% stake in the company. The remaining 35% of Modex is owned by the scientific founders of Modex. The Company has granted to Modex an exclusive, royalty-bearing license to the Company's proprietary encapsulated-cell technology for three applications outside the central nervous system: diabetes, obesity and anemia. Modex granted the Company an exclusive royalty-bearing license to any technology developed or obtained by Modex for application to diseases, conditions and disorders which affect the central nervous system. In addition to its royalty obligations, the Company is also obligated to issue to Modex up to 300,000 shares of the Company's Common Stock on the achievement by Modex of certain scientific milestones. Substantially all of these shares are expected to be awarded by Modex as incentive compensation to Modex' founding scientists and other researchers upon achievement of such milestones.

Under the terms of its agreement with the investment fund, during the first two years following closing, the Company has the right to acquire the fund's interest in Modex for the greater of a 30% annual return or $3 million. Following this two year period, the Company has the right to purchase the fund's interest at 110% of fair market value. Following the second anniversary of the agreement and prior to the tenth anniversary of the agreement, if no public market exists for the common stock of Modex, the fund has the right to require the Company to purchase the fund's interest in Modex for 90% of the fair market value of such interest. Any purchase made by the Company under any of the circumstances described in this paragraph may be made at the Company's option in cash or shares of the Company's Common Stock valued at the market price at the time of purchase. The Company also has the right to acquire, and the founders have the right to require the Company to acquire, the founders' initial equity interest in Modex in exchange for the issuance of an aggregate of approximately 92,000 shares of the Company's Common Stock.

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

In March 1994, the Company entered into a contract research and license agreement with NeuroSpheres, Ltd. Under the agreement, the Company obtained from NeuroSpheres an exclusive worldwide royalty-bearing license for the commercial development and use of certain neural stem cells for transplantation to treat human disease. Terms of the agreement provide future research funding of $250,000 through February 1998. Upon the achievement of certain milestones, the Company will make payments to NeuroSpheres totaling a maximum of $3,750,000, payable at NeuroSpheres' option, in cash or in shares of the Company's common stock at a price of $12.50 per share. Upon commercial sale of a product utilizing the licensed technology, the Company is obligated to pay a range of royalties based on product revenues and market share, subject to certain minimum royalties. In order to maintain exclusivity, the Company is also obligated to expend additional amounts to support research related to development of products under the agreement.

Substantial additional funds will be required to support the Company's research and development programs, for acquisition of technologies and intellectual property rights, for preclinical and clinical testing of its anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, expansion of laboratory and office facilities, establishment of production capabilities and for general and administrative expenses. Until the Company's operations generate significant revenues from product sales, cash reserves and proceeds from equity and debt offering, and funding from collaborative arrangements will be used to fund operations.

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

PART II - ITEM 1

LEGAL PROCEEDINGS

    None.

PART II - ITEM 6


EXHIBITS AND REPORTS ON FORM 8-K


(a)  EXHIBITS

Exhibit 10.54 Employment agreement, Sandra Nusinoff Lehrman, MD dated as of July 2, 1996.

Exhibit 10.55 Consulting agreement dated as of September 1, 1996 between Dr. Edwin C. Cadman and the Registrant.

Exhibit 10.56 Convertible loan agreement dated as of July 10, 1996 between the Company and Modex Therapeutiques S.A.

Exhibit 10.57** Cross license agreement dated as of July 10, 1996 between the Company and Modex Therapeutiques S.A.

Exhibit 10.58 Modex Therapeutiques S.A. stockholders voting agreement dated as of July 10, 1996 among Modex, the Company, the Societe Financiere Valoria S.A. and the other stockholders listed therein.

Exhibit 10.59 CTI individual stockholders option agreement dated as of July 10, 1996 among the Company and the individuals listed therein.

Exhibit 10.60 CTI - Valoria option agreement dated of July 10, 1996 between the Company and the Societe Financiere Valoria S.A.

Exhibit 99      Cautionary factors relevant to forward looking statements.

 ** Confidential treatment requested as to certain portions. The term "confidential treatment" and the mark "*" as used throughout the Exhibit mean that material has been omitted and separately filed with the Commission.

(b)  Reports on Form 8-K

     The Registrant filed a Current Report on Form 8-K on July 16, 1996 relating to the formation of Modex Therapeutiques S.A.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        CYTOTHERAPEUTICS, INC.
                                        ----------------------
                                         (Name of Registrant)


NOVEMBER 13, 1996                       /s/  DANIEL E. GEFFKEN
-----------------                       ----------------------
    (Date)                              Vice President, Chief Financial
                                        and Treasurer (principal financial
                                        officer and principal accounting
                                        officer)