Form 10-K405
period 1996-12-31
CYTOTHERAPEUTICS INC/DE
filed 1997-03-31
CIK 883975

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended DECEMBER 31, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission file number 0-19871

                             CYTOTHERAPEUTICS, INC.
             (Exact name of Registrant as specified in its charter)

                 DELAWARE                              94-3078125
       (State or other jurisdiction                 (I.R.S. Employer
    of incorporation or organization)              Identification No.)

               2 RICHMOND SQUARE, PROVIDENCE, RHODE ISLAND 02906
              (Address of principal executive offices) (zip code)

       Registrant's telephone number, including area code: (401) 272-3310
        Securities registered pursuant to Section 12(b) of the Act: None
         Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK $.01 PAR VALUE
                                 Title of class

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x]

     Aggregate market value of Common Stock held by non-affiliates at March 10, 1997: $140,832,286. Exclusion of shares held beneficially by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management policies of the registrant, or that such person is controlled by or under common control with the Registrant. Common stock outstanding at March 10, 1997: 16,485,840 shares.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

                      DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant's Definitive Proxy Statement for its 1997 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

                           FORWARD-LOOKING STATEMENTS
        This report contains certain forward-looking statements regarding, among other things, the Company's expected results of operations, the progress of the Company's product development and clinical programs, the need for, and timing of, additional capital and capital expenditures, partnering prospects, the need for additional intellectual property rights, the need for additional facilities and potential market opportunities. The Company's actual results may vary materially from those contained in such forward-looking statements because of risks to which the Company is subject such as risks of delays in research, development and clinical testing programs, obsolescence of the Company's technology, lack of available funding, competition from third parties, failure of the Company's collaborators to perform, regulatory constraints, litigation and other risks to which the Company is subject; see "Cautionary Factors Relevant to Forward-looking Information" filed herewith as Exhibit 99 and incorporated herein by reference and Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART 1

                                   FORM 10-K
                             CYTOTHERAPEUTICS, INC.
                    For Fiscal Year Ended December 31, 1996

ITEM 1: BUSINESS

THE COMPANY

        CytoTherapeutics, Inc. ("CytoTherapeutics" or the "Company") is a leader in the development of novel cell therapy systems designed to deliver therapeutic substances to the central nervous system ("CNS"). The Company believes that its core technology, based on cell-containing, biocompatible implants, may be used to deliver a variety of therapeutic substances. The Company focuses on treatment of CNS diseases using its capsules to deliver proteins within the central nervous system, bypassing the blood brain barrier, a fundamental obstacle to effective treatment of many CNS diseases. The Company is currently developing products for the treatment of chronic pain, Parkinson's disease and amyotrophic lateral sclerosis ("ALS") with additional research efforts directed to several other CNS disorders including Huntington's disease. The Company has also begun to develop products for treatment of certain ophthalmologic diseases. The Company has two product candidates in clinical trials: an implant to treat chronic pain and an implant to treat ALS.

     CytoTherapeutics, Inc. was incorporated in Delaware in 1989 and has one subsidiary, Modex Therapeutiques S.A., a Swiss company fifty percent owned by the Company.

The Unmet Need for CNS Therapies

     Diseases such as Parkinson's disease, ALS, pain and other degenerative diseases of the CNS affect a significant portion of the U.S. population, particularly the rapidly increasing older segment of the U.S. population. There are generally few effective treatments for these diseases and their cost to society is very high. Development of treatments for these diseases has been constrained by the difficulty of delivering potential drugs to the CNS locations where the drugs are needed. CytoTherapeutics believes that its encapsulated cell therapy can overcome this constraint. If the Company can successfully develop its cell therapy technology, it believes that its technology can provide the platform for treatment of many presently untreatable CNS diseases.

CELL THERAPY BACKGROUND

Role of Cells in Human Health and Traditional Therapies

     In healthy individuals, cells maintain normal physiological function by secreting or metabolizing substances, such as sugars, amino acids, neurotransmitters and hormones, which are essential to life. When cells are damaged or destroyed, they no longer produce, metabolize or accurately regulate critical molecular substances required by the body. For example, the progressive decline common to many neurodegenerative diseases, such as Parkinson's disease and ALS, is associated with impaired cellular function.

     Biotechnology has created major advances in the development of therapeutic products. In particular, genetic engineering has allowed the production of specific proteins which may be inadequately produced by the body's own cells, whether as a result of genetic defect, disease or injury. Such advances have overcome some of the limitations of traditional pharmaceuticals, such as lack of specificity, but do not reproduce the natural ability of cells to secrete substances at the precise sites of action and in the appropriate physiological quantities or for the duration required. As a result, investigators have considered replacing vital cells which are failing by implanting cells which carry the ability to provide a needed critical molecule. In situations of irreversible failure of vital cells, transplantation of cells offers the possibility of replacing the functions of these failed cells, thus potentially restoring health.

The Potential of Cell Therapy

     Cell therapy, which is the use of cells to treat diseases, has the potential to provide a broad therapeutic approach of comparable importance to traditional pharmaceuticals and the more recently developed genetically engineered biologics. However, autologous cells (cells from the individual to whom they are to be transplanted) are available in limited supply, may be abnormal if the patient is ill and often can only be obtained through significant surgical procedures. Allogeneic (same species) cellular transplants and xenogeneic (cross-species) cellular transplants generally require the use of potent immunosuppressive drugs. These drugs broadly compromise the patient's immune system in order to decrease the likelihood of rejection of the transplanted cells and expose the transplant recipient to adverse side effects such as increased risk of infection or cancer. While transplantation of autologous cells, such as those now used in some gene therapy, may not require immunosuppression, these cells cannot be retrieved once administered, even if medically necessary, and it appears to be difficult to control the level and stable output of therapeutic substances which these unencapsulated cells produce. CytoTherapeutics believes its encapsulation technology will reduce or eliminate the need for immunosuppression, and allow site-specific delivery and relative control of cell output, thus unlocking the potential of cell therapy.

CYTOTHERAPEUTICS' PLATFORM TECHNOLOGY:
ENCAPSULATED CELL THERAPY

     Encapsulated cell therapy may provide the basis for treating a number of currently poorly treated or untreatable diseases, especially those of the CNS. The Company is employing its proprietary encapsulation techniques to develop cell-containing, semipermeable polymer implants designed to be placed into selected sites in the body to treat specific diseases or conditions. These membranes are designed to restrict passage into the implant of substances above a certain size, thereby protecting the transplanted cells by reducing their exposure to the recipient's immune system. The implants are also designed to allow nutrients to reach the encapsulated cells and to allow wastes and the therapeutic protein(s) to pass out of the implant. Typical rejection mechanisms are not activated or are muted because most of the elements of the recipient's immune system, particularly complement and lymphocytes, generally are too large to enter the capsules through the membrane and do not contact the transplanted cells, which remain protected within the encapsulating membrane.

     The Company's implants are designed to be biocompatible, remaining in contact with the recipient's tissues without generating a response that would significantly inhibit the functioning of the cells contained within the membrane or cause significant injury to host tissues. When such biocompatibility is achieved, the membrane can selectively permit nutrients and oxygen to pass from the recipient through the membrane into the implant, nourishing the cells and allowing them to function. Similarly, such biocompatibility, together with the permeability of the membrane, enables the substances produced by the encapsulated cells to pass through the membrane and provide the desired therapeutic effect.

ADVANTAGES OF THE COMPANY'S PLATFORM TECHNOLOGY

     Many CNS diseases have no satisfactory treatment today, largely because substances generally do not reach the CNS in therapeutic concentrations when administered by conventional routes. The Company believes that its technology represents an approach that may offer a number of advantages over other forms of delivery for therapeutics, especially with regard to diseases and disorders of the CNS or other so-called immunologically privileged sites.

Site-Specific CNS Delivery

     Researchers have identified a number of substances which may be beneficial in the treatment of CNS disorders. However, it has been difficult or impossible to find a safe and effective way to deliver many of these substances across the blood brain barrier at the required concentrations. The blood brain barrier is a tightly woven network of endothelial cells which protects the CNS. This barrier restricts the molecules that can enter the brain tissue and excludes many compounds that would otherwise pass from the bloodstream into the brain, including a large number of therapeutics. These therapeutics are generally given by systemic administration, which necessarily distributes the compound throughout the body and results in only a small fraction of the compound reaching the CNS. Systemic delivery may also cause significant side effects since very potent molecules are being delivered to sites in the body where they are not normally present. This is especially likely where large amounts are administered systemically to provide higher levels in the CNS. A recent clinical trial of a new protein, CNTF, for example, resulted in significant systemic side effects after peripheral administration.

     In contrast, CytoTherapeutics' cell-containing devices are designed to deliver these therapeutic substances within the brain, spinal column, the surrounding fluid-filled spaces or the eye, bypassing the blood brain barrier (or the blood retina barrier) and directing the therapeutic substances to the site or sites where they are needed. With this site-specific delivery, the Company believes that its devices may be capable of delivering the required amount of therapeutic substance in the locations where it is actually needed, thus avoiding many of the side effects associated with conventional routes of administration. This form of delivery should result in better therapeutic ratios reflecting an ability to provide effective doses with lower toxicity. In addition, because the therapeutic substances are produced by living cells sustained within the implant, these doses potentially may be delivered over extended periods of time. The production of these substances at the site of action eliminates the problems of drug stability which hamper delivery from pumps and polymers.

Retrievability

     The Company's implants are designed to be retrievable. If complications arise, or if a new implant is desired, a physician should be able to retrieve and replace the capsule. This retrievability also offers a potential safety advantage over unencapsulated cells, which may be difficult or impossible to recover from the recipient. Moreover, the capsule keeps the cells in the location intended as opposed to unencapsulated cells which cannot be so constrained.

Delivery of Multiple Substances

     The Company's implants may provide the advantage of delivering multiple therapeutic substances at a single site. In many instances, the body naturally produces at a single location a number of substances vital to normal function of cells and the body. The Company believes that the ability to provide multiple substances simultaneously could lead to development of improved therapies. The Company's implant to treat chronic pain is one such example of delivery of multiple substances. In addition, preclinical research suggests that multiple proteins may be better than any single factor in the treatment of certain diseases such as ALS. In the CNS, in particular, the Company believes that the simultaneous delivery of multiple neurotrophic factors may be useful for treatment of certain chronic CNS disorders, and the Company is developing methods to deliver such multiple factors.

     There can be no assurance that the Company will successfully develop its encapsulation technology commercially or that, if successfully developed, it will achieve the benefits described above or that the advantages of such technology will be greater than the potential disadvantages.

PRODUCT DEVELOPMENT PROGRAMS AND RESEARCH EFFORTS

Overview of Research and Product Development Strategy

     The Company's product development strategy is based on the Company's belief that its technology can be used to deliver a wide variety of therapeutic substances across the blood brain barrier and the blood retina barrier. The Company's lead product, its implant for treatment of chronic pain, is designed to provide a new means of delivering substances with known therapeutic effects to the CNS. The Company is evaluating development of implants delivering other agents of known activity. The next group of proposed products in the Company's pipeline seeks to build on the Company's expertise in cell encapsulation to deliver to the CNS genetically engineered therapeutics, such as neurotrophic factors, for the treatment of such chronic and disabling CNS disorders as ALS, Parkinson's and Huntington's disease. The Company has also established a program to treat diseases of the eye. In addition, the Company is investigating the use of encapsulated and unencapsulated neural stem cells for the treatment of various CNS disorders.

        The following table lists the potential therapeutic indications for and current status of CytoTherapeutics' primary product development programs and research projects and is qualified in its entirety by reference to the more detailed descriptions of such programs and projects appearing elsewhere in this Report. The Company continually evaluates its research and product development efforts and reallocates resources among existing programs or to new programs in light of experimental results, commercial potential, availability of third-party funding, likelihood of near-term efficacy or significant technology enhancement, as well as other factors. The Company's research and product development programs are at relatively early stages of development and will require substantial resources to commercialize. There can be no assurance that the Company will successfully develop any product or obtain regulatory approvals, enter clinical trials, achieve other milestones or commercialize any products in accordance with currently anticipated timetables, or at all.

====================================================================================================================================
                                                    PRODUCT DEVELOPMENT PROGRAMS
                                                    AND RESEARCH PROGRAMS PROGRAM
------------------------------------------------------------------------------------------------------------------------------------
        PROGRAM                         CELL TYPE(1)                     STATUS(2)                            PARTNER
------------------------------------------------------------------------------------------------------------------------------------
      Chronic pain                    Bovine adrenal            Phase I studies completed in                  Astra AB
                                     chromaffin cells            approximately 50 patients;
                                                                Phase II start in cancer pain
                                                                  and/or neuropathic pain
                                                               anticipated in first half of 1997
                                ----------------------------------------------------------------------------------------------------
                                     Engineered cells                     Research                            Astra AB
                                   releasing analgesics

------------------------------------------------------------------------------------------------------------------------------------
   Parkinson's disease               Engineered cells                    Preclinical                       Genentech, Inc.
                                        releasing                        development
                                   neurotrophic factor(s)
------------------------------------------------------------------------------------------------------------------------------------
   Amyotrophic lateral               Engineered cells                Swiss pilot clinical                CytoTherapeutics, Inc.
        sclerosis                     releasing CNTF                   study under way
                                ----------------------------------------------------------------------------------------------------
                                     Engineered cells                    Preclinical                        Genentech, Inc.*
                                   releasing NT4/5 and                   development
                                          CT-1
------------------------------------------------------------------------------------------------------------------------------------
   Huntington's disease               Engineered cells                    Research                          Genentech, Inc.*
                                   releasing neurotrophic
                                         factor(s)
------------------------------------------------------------------------------------------------------------------------------------
      Ophthalmologic                  Engineered cells                   Preclinical                      CytoTherapeutics, Inc.
         diseases                        releasing                       development
                                   neurotrophic factor(s),
                                    anti-inflammatory(s)
                                  and/or antiangiogenic(s)
------------------------------------------------------------------------------------------------------------------------------------
    Multiple sclerosis               Neural stem cells                    Research                        CytoTherapeutics, Inc.
                                      (unencapsulated)
====================================================================================================================================


(1) All cells are encapsulated unless otherwise indicated. Engineered cells are genetically altered xenogeneic cells generally derived from rodents.

(2) "Research" refers to early stage research and product development activities IN VITRO, including the selection and characterization of product candidates for preclinical testing.
     "Preclinical" refers to further testing of a defined product candidate IN VITRO and in animals prior to clinical studies.
     "Pilot clinical study" refers to an initial clinical study in a small number of patients.

     *Genentech has commercialization options in these programs; they are funded by CytoTherapeutics.


Chronic Pain Program

     The Company estimates that more than 1,200,000 patients in the United States suffer unrelieved severe, chronic pain. Chronic, intractable pain often accompanies or is the result of a number of serious diseases, procedures and conditions including cancer, infection, nerve damage, back surgery, arthritis, amputation, fractures and other conditions. Even where therapies exist, they often have limits to their effectiveness in treating severe, chronic pain. Patients may become intolerant of or unresponsive to narcotics such as morphine, and may experience undesirable side effects. Narcotics must also be carefully monitored to prevent overdosage. Surgical intervention to relieve severe, chronic pain is often irreversible, can have severe side effects and does not always provide relief.

     The Company believes that its technologies can be used to treat chronic pain by implanting encapsulated cells which release naturally occurring analgesic substances such as catecholamines and opioid peptides. The Company, together with certain of its academic collaborators, has developed methods for the encapsulation of bovine adrenal chromaffin cells for implantation into the lumbar region of the spinal column for the treatment of chronic pain. The Company believes that encapsulating properly chosen cell types may provide more effective pain relief than traditional approaches and/or may allow treatment of patients who experience little relief with today's therapies.

     During 1993 and 1994, the Company collaborated on a pilot clinical study of its chronic pain implant technology with Dr. Patrick Aebischer, a founding scientist of the Company, at Centre Hospitalier Universitaire Vaudois in Switzerland. The study included nine seriously or terminally ill patients experiencing severe, intractable pain for whom narcotics, such as morphine, provided inadequate relief or could not be tolerated. The implant procedure was performed safely in all nine patients and viable implants containing cells were retrieved from eight of the nine patients upon the death of the patient or at or beyond the end of the intended trial period.

     In May 1995, the Company commenced its first Company-sponsored Investigational New Drug ("IND") trial in the United States. The Phase I trial was an open label study which included 15 terminally ill cancer patients experiencing severe, intractable pain and having a life expectancy of less than five months. The protocol called for patient treatment to extend for the remaining life of the patient. By February 26, 1997, all 15 patients had completed the study.

     In February 1996, the Company initiated an extension of the Phase I trial. In this extension, four patients received a device containing approximately three times the number of cells used in the devices implanted in the first 15 patients. By February 28, 1997, two of the four patients had completed the study. The two patients that remain in the study have each had a device in place for nearly one year without any related significant safety issues.

        Based upon the safety profile obtained in the Phase I study, the Company and Astra have elected to move forward into Phase IIA and IIB studies.

     After extensive discussions of draft submissions with FDA, in February 1997, the Company submitted two protocols to conduct additional trials under the current Company-sponsored IND in the United States. The first proposed study is a clinical trial in neuropathic pain patients who are opioid unresponsive. This study will serve as the starting point of an expanded Phase II program, provided that it demonstrates safety and retrievability of a modified device. The second proposed study is a Phase II clinical trial in patients suffering from cancer or cancer-related pain.

     The Company expects to conduct a further clinical trial of its pain implant in neuropathic pain patients following completion of the Phase II study described above.

     All trials are being run in collaboration with Astra Pain Control, the Company's partner.

     The Company is also working to develop a second-generation implant for the treatment of chronic pain based on a cell line. The cell line is expected to secrete a number of known analgesic substances.

     There can be no assurance that the Company will timely receive the regulatory approvals necessary to commence such clinical trials or that such clinical trials will be successfully completed or that, if successfully completed, will lead to the commercialization of such product.

     In March 1995, the Company entered into a Collaborative Research and Development Agreement with Astra AB for the development and marketing of certain encapsulated cell products to treat pain. See "Corporate Collaborations -- Astra AB."

Parkinson's Disease Program

     Parkinson's disease ("PD") is a progressively debilitating neurological disorder characterized by tremor, rigidity and slowness of spontaneous movement. The symptoms of PD result from low levels of the neurotransmitter dopamine in the striatum (a portion of the brain) due to the death of dopamine-producing cells in the substantia nigra, a related area of the brain. The causes of the disease are unknown. There is no known cure for PD nor is there any known method for arresting or reversing the fundamental neurodegenerative process that results in the death of dopamine-producing cells.

     PD affects approximately 500,000 individuals in the United States, and it is estimated that one in 500 people over 50 years of age will develop this disorder. It is thought that approximately 50,000 new cases are diagnosed annually in the United States, and this number is expected to increase as the population ages. The Company's proposed product will initially be targeted for use by the estimated 300,000 mid-to-late-stage PD patients in the United States.

     Currently approved therapies for PD include the systemic oral administration of drugs such as L-dopa (a dopamine precursor), compounds that stimulate the cellular receptors activated by dopamine (receptor agonists), deprenyl (an inhibitor of a dopamine degradative enzyme), and related medications. These agents generally provide adequate treatment of the disease for a limited period. As the disease progresses, however, patients become increasingly resistant to the benefits of the medications while concurrently becoming susceptible to a variety of motor and cognitive side effects. Under these circumstances, they often require extensive supportive care.

     The Company is developing an implant to treat PD. The goal of this program is to slow or prevent progression of the underlying degeneration of dopaminergic neurons by delivering neurotrophic factors to the brain. The initial focus of the program is the delivery of Neurturin, a neurotrophic factor with partial homology to GDNF, a factor which has shown promise in preclinical models of PD. The Company believes that, if successfully developed, its implants will be capable of delivering effective, low doses of Neurturin to the areas of the brain where they are required.

     The Company has entered into an agreement with Genentech for the development of implants releasing neurotrophic factor(s) to treat PD. See "Corporate Collaborations - Genentech, Inc."

ALS Program

     Amyotrophic lateral sclerosis (ALS), also known as Lou Gehrig's disease, is characterized by progressive loss of motor control and death due to degeneration of neurons in the motor system. The Company estimates that approximately 25,000 patients have ALS in the United States. The cause of ALS is unknown in most cases. There is no known cure for the disease.

     The Company is sponsoring research to evaluate the feasibility and tolerability of using encapsulated cells to deliver neurotrophic factors into the CNS to treat ALS. Dr. Aebischer and his colleagues have conducted preclinical studies that showed that encapsulated cells delivering CNTF, a neurotrophic factor, slowed the degeneration of the motor neurons affected in ALS.

       In March 1995, Dr. Aebischer began an investigator-sponsored pilot (or feasibility) trial of CNTF-releasing, encapsulated cells in ALS patients. The trial, which enrolled 10 patients, was intended to show that these devices could be safely implanted in patients, that devices could safely deliver a recombinant protein (CNTF) directly into the cerebral spinal fluid ("CSF") for a period of three months or longer and that no significant side effects would be experienced. In November 1995, the Company reported that all of these objectives had been achieved. The Company believes that this was the first demonstration that genetically engineered xenogeneic cells can deliver a neurotrophic factor in the CSF for up to three months. There have been no significant safety issues in these patients; however, the membrane/cell combination chosen did lead to some signs of immune recognition to the xenogeneic cells in some patients. In December 1996, Dr. Aebischer initiated a second ALS trial to test modifications of the implant used in the initial pilot study. The results of such trial are not yet available.

     Two other companies have conducted clinical trials of systemic rather than direct CNS administration of CNTF to treat ALS. Both such trials have been halted, reportedly because of side effects or lack of efficacy. A third company conducted clinical trials of systemically administered BDNF, another neurotrophic factor, to treat ALS. This trial was considered unsuccessful, reportedly due to lack of efficacy.

     The Company believes that administration of growth factors directly to the CNS is preferable to the systemic administration that was utilized in prior clinical trials and that its encapsulation approach may diminish or eliminate the significant side effects reported in other trials while achieving therapeutic levels of growth factors within the CNS. Recently published research suggests that delivery of multiple neurotrophic factors may be required for effective treatment of ALS. The Company believes its technology may be a particularly promising way to deliver multiple neurotrophic factors.

     In November 1996, the Company signed a license agreement with Genentech, Inc., that licensed to the Company rights to develop encapsulated cell delivery of NT4/5 and CT-1 to treat ALS (see "Corporate Collaborations - Genentech, Inc."). CT-1 is related CNTF and the Company believes CT-1 could be a promising factor for the treatment of ALS. In addition, both CT-1 and NT4/5 have shown promise in promoting growth and survival of motor neurons in preclinical research experiments, and evidence suggests that the combined effects of these factors, when administered together, are greater than effects of the factors administered alone. If preclinical experiments continue to be encouraging, the Company expects to shift from clinical trials of CNTF to trials of the combination of NT4/5 and CT-1 to treat ALS. See "Patents, Proprietary Rights and Licenses."

Huntington's Research

     Huntington's disease ("HD") is an autosomal dominant, progressive neurodegenerative disease resulting in movement disorders, psychiatric disturbances, and death. The symptoms of HD are caused primarily by the death of striatal neurons. In 1993, there were approximately 25,000 patients with symptomatic HD in the United States. The genetic abnormalities that cause HD have been identified, allowing definitive diagnosis of the disorder and identification of at-risk individuals. The manner in which these genetic abnormalities cause HD is unknown. There is no known cure or treatment for the disease.

     The Company has conducted studies demonstrating the ability of neurotrophic-factor releasing, encapsulated cells to slow or halt neuronal death in certain animal models of HD. In these models, the Company has shown that implants releasing NGF or CNTF have the ability to reduce the neuronal death implicated in HD and that dysfunction normally associated with striatal neuronal damage could be significantly attenuated. A pilot clinical trial, scheduled to begin in 1997 in Europe, will evaluate the feasibility and tolerability of implanting encapsulated cells that produce CNTF into the CNS of HD patients.

     In November 1996, CytoTherapeutics entered into an agreement with Genentech, Inc. for the development and marketing of implants that release CT-1 to treat HD (see "Corporate Collaborations - Genentech, Inc."). CT-1, also known as cardiotropin, is a recently identified member of the cytokine family of growth factors with shared similarities in receptor binding to CNTF. Members of this family have, in preclinical studies, demonstrated direct protective actions on motor-neuron populations affected in ALS. The Company believes that CT-1's activity will be similar to that observed previously with CNTF. If the results of additional experiments and the planned European safety trial are encouraging, the Company intends to test the possibility of using CT-1 to treat HD.

Ophthalmology Program

     Many diseases of the eye are presently ineffectively treated, frequently leading to blindness. Certain diseases of the eye, e.g., glaucoma and anterior segment inflammation, can be treated today with topical preparations, although the efficacy of these treatments is variable. These disorders are treatable largely because some or all of the disease processes occur in the anterior portion of the eye, which is accessible to topical drugs. Other serious diseases, such as diabetic retinopathy and age-related macular degeneration, are not treatable because they occur in the posterior portion of the eye, an area that is essentially unreachable with current treatment methods.

     Many of these untreatable diseases affect the retina, a posterior part of the eye critical to sight. The retina is part of the CNS, and the Company believes that its encapsulated cell implant technologies can be applied to bypass the blood retina barrier of the eye using the same approach as bypassing the blood brain barrier in the rest of the CNS. If these implants are successfully developed, the Company believes this delivery platform could allow treatment of serious sight-threatening disorders.

     The Company is designing its ocular implants to release a number of different factors depending on the disease being treated. Thus, the Company is evaluating neurotrophic factors for neurodegenerative diseases (e.g., glaucoma and retinitis pigmentosa), antiangiogenics for treatment of excessive neovascularization (e.g., macular degeneration and diabetic retinopathy), and anti-inflammatories for ocular inflammation (e.g., uveitis). The complicated nature of the underlying disease processes make it likely that multiple factors may be required for effective treatment. The Company is evaluating the various eye diseases to determine which to address first and to choose and obtain access to the most appropriate factor(s). As part of its assessment, the Company is considering both existing products with known therapeutic action and novel factors, such as neurotrophic factors whose activities and therapeutic utility in humans are promising, but unproven at the present time. The Company does not have rights to any such factors for the ophthalmologic use at present. See "Patents, Proprietary Rights and Licenses."

     CytoTherapeutics has begun constructing implants adapted for use in the eye and has started preclinical testing. The Company expects to undertake preclinical animal tests to evaluate the safety and potential efficacy of these implants in 1997.

OTHER AREAS OF RESEARCH AND EVALUATION


Neurotrophic Factors

     An important recent advance in neurobiology has been the identification and production of a number of neurotrophic factors; these factors are natural proteins essential for the development, survival and function of a number of critical neuronal cells. Neurotrophic factors may be significant because neurons, the basic functional cells of the nervous system, do not regenerate if lost or damaged. The survival of these neurons in certain stressful conditions may be dependent on the presence of these factors.

     Specifically, the progressive death of neurons is characteristic of a number of neurodegenerative disorders, including Parkinson's disease, Huntington's disease, ALS and Alzheimer's disease, and is also characteristic of several important eye diseases. It is generally believed that application of appropriate neurotrophic factors to the neurons associated with these diseases could slow or halt their degeneration and/or death and hence slow disease progression.

     A number of biotechnology companies have developed techniques for producing naturally occurring neurotrophic factors by genetically engineering cells to produce these factors. Neurotrophic factors, however, do not easily cross the blood brain barrier or blood retina barrier. This obstacle, among others, has so far hindered the practical use of neurotrophic factors as treatments for neurodegenerative diseases of the CNS.

     The Company believes that its technology may represent a practical means of delivering neurotrophic factors across the blood brain barrier or the blood retina barrier. The Company is developing implants which encapsulate cells secreting neurotrophic factors for application to a number of neurodegenerative diseases. The ability to deliver a combination of neurotrophic factors singly or in combination may be important, because no single neurotrophic factor has been shown to protect all classes of neurons, and the Company believes certain neurotrophic factors may act jointly to provide increased biological activity.

     The Company is exploring the development of a number of implants based on cells which could secrete various neurotrophic factors. The Company believes its technology may be the best way to deliver these factors, both alone and in combination. All of the cell lines under investigation by the Company for inclusion in these implants are subject to issued patents or patent claims held by third parties and, with the exception of its agreements with Genentech, the Company currently has no rights under patent or patent applications of third parties to use these cell lines in a commercial product. There can be no assurance that the Company will be able to obtain licenses for these cell lines. See "Patents, Proprietary Rights and Licenses" and "Corporate Collaborations."

Conopeptides

     CytoTherapeutics is also investigating a series of very potent compounds, called conopeptides, derived from hunting snails. These molecules appear to be highly specific for certain CNS receptors and channels. The Company believes these compounds may represent novel ways to address certain CNS disorders when provided using the Company's technology. The Company's efforts in this area are undertaken as part of its collaboration with Cognetix, Inc. See "Corporate Collaborations - Cognetix, Inc."

Neural Stem Cells

     The Company is investigating use of neural stem cells for two distinct purposes. First, since these cells are native to the CNS, they could represent an ideally adapted cell for encapsulated use in the CNS environment. These cells, though not transformed, may be genetically manipulated and subsequently expanded in large numbers.

     In addition, these stem cells may be useful for direct grafting into the CNS. Preliminary experiments indicate, that at least in some cases, these cells may be able to repopulate depleted glial cell populations such as those lost in multiple sclerosis. Thus, these cells, which can be differentiated into the major neuronal and glial cells of the CNS, might form the basis for replacement of cells lost in certain neurodegenerative diseases.

     In 1994, the Company entered into a contract research and license agreement with NeuroSpheres, Ltd. for the development of therapeutic products involving the implantation of neural stem cells. See "Corporate Collaborations - NeuroSpheres, Ltd." The Company's neural stem cell program is at an early stage and there can be no assurance that it will result in any commercial product or that its license from NeuroSpheres will have commercial value. The Company is arbitrating a dispute under the agreement. See "Corporate Collaborations - NeuroSpheres, Ltd" and "Item 3 - Legal Proceedings."

Gene Therapy

     Developments in biotechnology have opened the new field of genetic therapy in which cells are transformed with specific DNA sequences to produce substances that may be useful in treating human disease. However, commercialization of such genetic constructs to treat diseases faces a number of hurdles. Among the more significant of these hurdles is the general inability to sustain or control the dose of the protein introduced into the patient by such a genetic construct or to reverse therapy when it is no longer needed or wanted. In addition, although the risk may be small, the disabled viruses most commonly used in gene therapy may, in rare instances, become competent to release viral particles, thereby providing a chance for the infection of the host.

     Under certain circumstances, the Company's technology may be preferred to unencapsulated, autologous cell gene therapy, such as when site-specific, sustained output is important or reversibility is valuable. The Company's encapsulation techniques, if successfully developed and applied in conjunction with gene therapy, should allow cells placed into the body to be removed when desired or necessary. The Company is continuing to investigate the use of its technology for gene therapy.

FURTHER DEVELOPMENT OF CORE TECHNOLOGY

Core Technology Development

     The Company continues to develop and extend its core technology. Through its cell biology program, the Company is developing genetically engineered cell lines that will function optimally when encapsulated. The encapsulating membrane must typically be customized for each cell line selected and for each intended therapeutic application. Similarly, the medium (which bathes the cells with required nutrients) and, when appropriate, the matrix (materials within the membrane which provide a framework for cell growth and viability) must also be selected for each cell line.

     The Company is developing cell lines which may represent important components in second-generation products (e.g., an engineered cell line secreting analgesics in its pain program) or new products (such as a single device delivering multiple therapeutic substances). It is also conducting research to improve cell line expression levels, as well as regulation and consistency of output. While to date the cells used in the Company's programs have been derived from animals (xenotransplants), in recognition of the international concern focused on the risks of xenotransplantation as well as to optimize the function of implants, the Company is investigating the use of human cell lines. There can be no assurance such development will be successful or of regulatory benefit.

     The Company continues to evaluate new and modified forms of membranes for use in its implants. These evaluations are focused on developing membranes with increased strength, better handling characteristics, better transport qualities and greater biocompatibility. These efforts are undertaken internally as well as externally with Akzo Nobel Faser AG. See "Corporate Collaborations - Akzo Nobel Faser AG."

     The Company is expanding the range of matrices it evaluates for use in its implants. The Company's goals in this area are to develop matrices with longer life, greater stability and enhanced effects in controlling cell viability and/or productivity.

     The Company believes that its growing knowledge of how effectively to combine diverse cell lines, media, matrices and membranes and how to utilize diverse sites for implantation represent important aspects of its proprietary base technology, and this knowledge may allow the Company to develop a variety of products capable of producing a wide range of substances that may be useful for the treatment of a number of diseases.

     The Company is also assessing and developing distribution, handling and insertion systems that will facilitate the distribution of its implants to clinicians and enable clinicians both to surgically implant these devices into patients and to retrieve and replace them, as necessary. The Company views the proprietary techniques it is developing to sustain the living cells contained within its implants through the manufacturing process and their subsequent distribution to and surgical implantation by clinicians as an additional, important element of its evolving core technology. See "Manufacturing."

Modex Therapeutiques S.A.

     In July 1996, CytoTherapeutics established Modex Therapeutiques S.A. as a 50%-owned, Swiss biotherapeutics company to pursue extensions of CytoTherapeutics' broad-based, encapsulated-cell technology for applications outside the central nervous system. Modex, headquartered in Lausanne, Switzerland, was formed to integrate technologies developed at three universities located in Lausanne - the University of Lausanne, the Centre Hospitalier Universitaire Vaudois (CHUV), and the Ecole Polytechnique Federale de Lausanne - as well as from the Albert Einstein College of Medicine of Yeshiva University in New York City and CytoTherapeutics - to develop products to treat non-CNS diseases such as diabetes, obesity and anemia.

     CytoTherapeutics has invested $2 million in Modex, with a commitment to invest Sfr 2.4 million on the second anniversary of the agreement if Modex has, prior to that time, achieved one or more specified scientific milestones, in exchange for a 50% stake in Modex. An investment fund managed by Lombard Odier & Cie, a Swiss private bank, invested $2 million in Modex, with a commitment to invest Sfr 1.2 million on the second anniversary of the agreement, in exchange for a 15% stake in Modex. The balance of the Company is held by the scientific founders.

     CytoTherapeutics has granted to Modex an exclusive, royalty-bearing license to CytoTherapeutics' proprietary encapsulated-cell technology for three applications outside the central nervous system (diabetes, obesity and anemia). Modex has granted to CTI an exclusive royalty-bearing license to any technology developed or obtained by Modex for application to diseases, conditions and disorders which affect the central nervous system. In addition to its royalty obligations, CTI is also obligated under this agreement to issue to Modex up to 300,000 shares of CTI Common Stock on the achievement by Modex of certain scientific milestones. Substantially all of these shares are expected to be awarded by Modex as incentive compensation to Modex's founding scientists and other researchers upon the achievement of such milestones.

     During the first two years following closing, the Company has the right to acquire the fund's interest in Modex for the greater of a 30% annual return or Sfr 3.6 million. Following this two-year period, CytoTherapeutics has the right to purchase the fund's interest in Modex at 110% of fair market value. Following the second anniversary of the agreement and prior to the tenth anniversary of the agreement, if no public market exists for the Common Stock of Modex, the fund has the right to require CytoTherapeutics to purchase the fund's interest in Modex for 90% of the fair market value of such interest. Any purchase made by CytoTherapeutics under any of the circumstances described in this paragraph may be made, at CytoTherapeutics' option, in cash or shares of CytoTherapeutics Common Stock valued at the market price at the time of purchase.

     The scientific founders of Modex are Patrick Aebischer, M.D., Ph.D., Professor of Surgery and Director of Surgical Research and the Gene Therapy Center at the CHUV; Max Wilhelm, Ph.D., who serves as Modex's Chief Executive Officer and was previously Director of Pharmaceutical Research and Development at Ciba-Geigy Corporation where he was responsible for worldwide research and development operations; Bernard Thorens, Ph.D., Professor at the Institute of Pharmacology at the University of Lausanne; and Shimon Efrat, Ph.D., Associate Professor at the Department of Molecular Pharmacology at Albert Einstein College of Medicine at Yeshiva University. Dr. Aebischer is Chairman of Modex and also a scientific founder of CytoTherapeutics and a member of its Board of Directors.

     Under the terms of the agreement between CytoTherapeutics and the scientific founders of Modex, CytoTherapeutics has the right to acquire, and the founders have the right to require CytoTherapeutics to acquire, the founders' initial equity interest in Modex in exchange for the issuance of an aggregate of approximately 92,000 shares of CytoTherapeutics Common Stock.

CORPORATE COLLABORATIONS


Astra AB

     In March 1995, the Company signed a collaborative research and development agreement with Astra for the development and marketing of certain encapsulated cell products to treat pain. Astra made an initial, nonrefundable payment of $5,000,000 and may make up to $16,000,000 in additional payments subject to the achievement of certain development milestones. Under the agreement, the Company is obligated to conduct certain research and development pursuant to a four-year research plan agreed upon by the parties. Over the term of the research plan, the Company expects to receive annual research payments from Astra of $5 million-$7 million, which the Company expects should approximate the research and development costs incurred by the Company under the plan. Approximately $18,865,000 has been received by the Company through December 31, 1996. Subject to the successful development of potential products and obtaining necessary regulatory approvals, Astra is obligated to conduct clinical trials of such products arising from the collaboration and to seek approval for their sale and use. Astra has the exclusive worldwide right to market products covered by the agreement. Until the later of either the last to expire of all patents included in the licensed technology or a specified fixed term, the Company is entitled to a royalty on the worldwide net sales of such products in return for the license granted to Astra and the Company's obligation to manufacture and supply products. Astra has the right to terminate the agreement after April 1, 1998.

Genentech, Inc.

     On November 25, 1996 the Company entered into three agreements with Genentech, Inc. ("Genentech") to develop treatments for Parkinson's disease, Huntington's disease and amyotrophic lateral sclerosis ("ALS"). Under the agreements the Company and Genentech will pursue treatments for these diseases that utilize the Company's encapsulated cell technology to deliver several of Genentech's growth factors, potentially including neurotrophin-4/5 ("NT-4/5"), cardiotrophin-1 ("CT-1") and Neurturin. These agreements supersede the Development Collaboration and License Agreement between the Company and Genentech entered into in March 1994 which related in part to the development of a product for the treatment of Alzheimer's disease using NGF.

          The following is a brief overview of each of the agreements:

Parkinson's Agreement

     The initial focus of the research under the Development Collaboration and License Agreement relating to Parkinson's disease (the "Parkinson's Agreement") is the development of a treatment for Parkinson's disease using Neurturin. Under the Parkinson's Agreement, the Company is obligated to perform certain preclinical studies and a pilot Phase I clinical study using Neurturin (unless another growth factor is agreed upon by the parties). Genentech purchased $8.3 million of the Company's Common Stock (829,171 shares at $10.01 per share) to fund the Company's expenses associated with such preclinical and pilot clinical studies. If the parties agree that additional funds are required to complete such studies, Genentech will purchase additional shares of the Company's Common Stock (at the then current market price of the Company's Common Stock) to provide the Company the additional required funding.

     Genentech has the right to terminate development under the Parkinson's Agreement after the completion of each of (i) the preclinical studies, (ii) the pilot Phase I clinical trial and (iii) a specified Phase II clinical trial. Should Genentech decide to proceed to Phase II clinical trials, Genentech will purchase additional shares of the Company's Common Stock (at the then current market price of the Company's Common Stock) to fund such study. If following completion of the preclinical studies, the pilot clinical study or the Phase II study, Genentech decides to terminate further development under the Parkinson's Agreement or if Genentech terminates the Parkinson's Agreement as a result of a breach of the Parkinson's Agreement by the Company, and the funds the Company received from the sale of stock to Genentech pursuant to the Parkinson's Agreement exceed the expenses incurred by the Company in connection with such studies by more than $1 million, Genentech has the right to require the Company to repurchase from Genentech shares of Company Common Stock having a value equal to the amount of overfunding (based on the per share price at which Genentech purchased such shares of Common Stock from the Company). The Company is obligated to use reasonable efforts to complete its development obligations under the Parkinson's Agreement within a prescribed period.

     In the event Genentech decides to continue with Phase III clinical trials, Genentech and the Company will share the cost of United States Phase III clinical trials and Genentech will pay for any clinical testing required to sell products developed under the Parkinson's Agreement outside the United States. Genentech will extend the Company a line of credit to provide the Company cash to fund the Company's share of the expenses of the Phase III trials in the United States. The line of credit, together with interest thereon, is repayable, at the option of the Company, in either cash or through the issuance of shares of the Company's Common Stock having a value (based on the then current market price of the Company's Common Stock) equal to the outstanding amount of the loan.

     Upon commercialization, Genentech and the Company will share profits in the United States at an agreed-upon percentage, and Genentech will pay the Company a royalty based on sales outside the United States. The Company will retain manufacturing rights and will be paid manufacturing costs for products sold. In the event the Parkinson's Agreement is terminated because of the Company's default or bankruptcy, the Company is required to grant Genentech a license to the Company's cell encapsulation technology and transfer to Genentech related technology for use solely with the products developed under the Parkinson's Agreement.

     Under the Parkinson's Agreement, the Company has granted Genentech an exclusive license to use the Company's cell encapsulation technology, with certain of Genentech's growth factors for the treatment of Parkinson's disease. Under the Parkinson's Agreement, the Company is also prohibited from entering into certain agreements relating to the development of treatments for Parkinson's disease using certain compounds.

ALS Agreement

     Pursuant to the License Agreement Between the Company and Genentech relating to Treatment of Amyotrophic Lateral Sclerosis (the "ALS Agreement") Genentech has granted the Company a license to CT-1 and NT-4/5 to develop products for the treatment of ALS using the Company's cell encapsulation technology. Subject to certain limitations discussed below, the Company is responsible for all expenses associated with the preclinical and clinical development under the ALS Agreement and is obligated to pay Genentech royalties on net sales of products developed under the ALS Agreement. The Company's license to CT-1 and NT-4/5 is dependent upon the Company using reasonable efforts to achieve certain development milestones within prescribed periods.

     The Company has the right to commercialize the product(s) outside the United States. Upon the successful completion of a specified Phase II clinical trial, Genentech has the option to obtain exclusive rights to sell products developed under the ALS Agreement in the United States by agreeing to pay an agreed upon percentage of the expenses of United States Phase III clinical development of such products. If Genentech makes such an election, the parties will share profits on sales of such products in the United States. In all events, the Company would continue to have the exclusive right to sell products developed under the ALS Agreement outside the United States, subject to a royalty payable to Genentech. In the event the ALS Agreement is terminated because of the Company's default or bankruptcy, the Company is required to grant Genentech a license to the Company's cell encapsulation technology and transfer to Genentech related technology for use solely with the products developed under the ALS Agreement.

Huntington's Agreement

     Under the License Agreement Relating to Treatment of Huntington's Disease (the "Huntington's Agreement"), Genentech has granted the Company an exclusive license to CT-1 to develop, make, use and sell products for the treatment of Huntington's disease that utilize CT-1 and the Company's cell encapsulation technology. The Company is responsible for all preclinical and clinical development under the Huntington's Agreement, including all expenses associated with such development. The Company will pay Genentech a royalty based on net sales of any products developed under the Huntington's Agreement. The Company's license to CT-1 is dependent upon the Company using reasonable efforts to achieve certain development milestones within prescribed periods.

     Upon the earlier of (i) the Company declining to grant a third-party sublicense under the Huntington's Agreement, and (ii) the successful completion of the specified Phase II trial on a product developed under the Huntington's Agreement, Genentech has the option to require the Company to negotiate exclusively with Genentech for a limited period regarding Genentech codeveloping and comarketing products developed under the Huntington's Agreement. In the event the parties are unable to reach an agreement, the Company would have the right to sublicense its rights under the Huntington's Agreement to a third party, provided such third-party offers the Company terms more favorable to the Company than the terms of Genentech's last offer. In the event the Huntington's Agreement is terminated because of the Company's default or bankruptcy, the Company is required to grant Genentech a license to the Company's cell encapsulation technology and transfer to Genentech related technology for use solely with products developed under the Huntington's Agreement.

Akzo Nobel Faser AG

     To develop additional new membranes to be used in the Company's products and to obtain access to membrane expertise from one of the world's leading membrane companies, the Company entered into a Development and Supply Agreement with Akzo Nobel Faser AG ("Akzo") dated December 1, 1993. Akzo is the world's largest supplier of medical grade membranes. Under the terms of the agreement, Akzo and the Company are evaluating Akzo's existing membranes to determine if the membranes can be used in connection with the Company's proposed products. In addition, Akzo has begun development of improved membranes for use by the Company. The Company has agreed to reimburse Akzo for a portion of Akzo's costs incurred in the development. In the event the Company determines to use membranes developed by Akzo in the Company's products, Akzo will supply membranes to the Company at Akzo's cost plus a certain profit. Akzo will also be entitled to a royalty on sales of the Company's products utilizing Akzo's membranes. Akzo has agreed not to supply membranes to any other third party for encapsulation of cells for IN VIVO therapeutic applications. Either Akzo or the Company can terminate the Agreement in the event Akzo is unable or unwilling to supply sufficient quantity of membranes to meet the Company's needs. In such event, Akzo would license the technology necessary to manufacture the membranes to CytoTherapeutics.

     The Company has the right to utilize membranes from other manufacturers in its products provided the Company pays a small royalty to Akzo on the sales of such products. The Company will also continue its internal membrane development efforts, and may utilize internally developed membranes in its products without obligation to Akzo.

     For the years ending December 31, 1996, 1995 and 1994, the Company paid Akzo under the terms of the agreement $294,545, $118,000 and $146,000, respectively.

NeuroSpheres, Ltd.

     In March 1994, the Company entered into a Contract Research and License Agreement with NeuroSpheres, Ltd. Under the agreement, the Company obtained from NeuroSpheres an exclusive worldwide royalty-bearing license for the commercial development and use of certain neural stem cells for transplantation to treat human disease. The Company is exploring use of these cells both as sources of differentiated neuronal cells and as genetically engineered cells that secrete selected therapeutic substances.

     Upon the execution of the agreement, the Company paid $310,000 to NeuroSpheres. In addition, the Company is required to provide research funding to NeuroSpheres totaling $875,000 through February 1998, of which $625,000 had been paid through December 31, 1996. Upon the achievement of certain milestones, the Company is obligated to make payments to NeuroSpheres totaling a maximum of $3,750,000, payable at NeuroSpheres' option in cash or in shares of the Company's Common Stock, at a price of $12.50 per share. Upon commercial sale of a product utilizing the licensed technology, the Company is obligated to pay a range of royalties based on product revenues and market share, subject to certain minimum royalties. In order to maintain exclusivity, the Company is also obligated to expend an additional amount to support research related to development of products under the agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     The Company has filed for arbitration of a dispute that has arisen between it and NeuroSpheres, Ltd under the agreement. NeuroSpheres has sued CytoTherapeutics in Alberta, Canada, seeking to add arbitration issues. CytoTherapeutics has also filed suit in Rhode Island to prevent NeuroSpheres from licensing rights to third parties which have been exclusively licensed to the Company. The Company believes that position taken by NeuroSpheres is without merit. See "Item 3. Legal Proceedings."

Cognetix, Inc.

     In February 1997, CytoTherapeutics, Inc. and Cognetix, Inc. entered into a Collaboration and Development agreement to screen selected peptides isolated by Cognetix for possible development into therapeutic products aimed at a broad range of human disease states using CytoTherapeutics' cell-based delivery technology.

     Cognetix is developing proprietary conopeptides and similar compounds that are believed to act on specific target receptors in the CNS. Under the agreement, CytoTherapeutics will have access to these proprietary compounds and Cognetix's ongoing research for the purpose of selecting therapeutic molecules that could be produced with genetically modified cells and delivered to the CNS through gene therapy approaches including the use of the Company's encapsulation technology.

     Under the agreement, CytoTherapeutics expects to invest approximately $1,750,000 over the next 12 months to acquire approximately a 19.9% ownership position in Cognetix. Cognetix has agreed to work exclusively with CytoTherapeutics in regard to the delivery of its proprietary peptides through the transplantation of genetically engineered cells and CytoTherapeutics has agreed to work exclusively with Cognetix in regard to such delivery of such peptides.

     In the collaboration, CytoTherapeutics and Cognetix expect initially to focus on several conopeptides that are believed to act in a highly specific way as calcium, sodium and potassium channel blockers. Additionally, the companies plan to target a subfamily of conopeptides known as conantokins, which are believed to function as potent NMDA receptor antagonists. The Companies believe that, because of their high potency and selectivity for specific receptors, the conantokins and other selected conopeptides represent attractive therapeutic candidates for a broad range of neurological disorders, such as epilepsy, Parkinson's disease, chronic pain, stroke and spinal ischemia as well as ophthalmologic diseases.

     Based on in vitro data, a screening committee comprised of an equal number of representatives from each of CTI and Cognetix will determine which compounds to select for IN VIVO studies and possible clinical trials. The Companies will generally share expenses associated with the development of any specific product candidate and any resulting revenues, except as otherwise determined on a product-by-product basis.

Neocrin Company

     In December 1993, the Company transferred substantially all of the assets of its program for the treatment of Type I diabetes by primary cells to Neocrin Company. In exchange for such assets, the Company received preferred stock representing a 10% ownership interest in Neocrin at the time of the transaction, and Neocrin assumed certain liabilities related to the transferred assets.

     The Company has retained rights to its proprietary membrane technology, which were not included in the agreement with Neocrin. The Company also agreed not to compete with Neocrin through the use or licensing of its membrane technology for the treatment of diabetes through the encapsulation of primary islet cells. In February 1995, CytoTherapeutics purchased warrants and shares of Neocrin's preferred stock for $500,000 as required in its agreement with Neocrin.

     In December 1995, Neocrin completed an equity offering, in which the Company did not participate, at a valuation substantially lower than prior financings. As a result, the Company determined that the carrying value in its investment had been permanently impaired and provided a $2,331,000 valuation reserve to reduce the investment value to $200,000.

OTHER ARRANGEMENTS

     The Company has expended and expects to continue to expend substantial sums to support academic research programs. To date, the Company's principal academic collaborations have been with Brown University and Dr. Patrick Aebischer at the Centre Hospitalier Universitaire Vaudois in Switzerland. Research and development expenses paid in connection with these collaborations aggregated approximately $1,337,000, $1,008,000 and $864,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The Company also has a number of collaborative relationships with other academic institutions and academic researchers.

     In 1989, the Company entered into an agreement with the State of Rhode Island pursuant to which an agency of the State reimbursed the Company $1,172,000 for certain research activities the Company funded at Brown. Under the terms of this grant, the Company is obligated to pay royalties ranging from three to five percent of revenues from products developed under the agreement, to a maximum of $1,758,000.

MANUFACTURING

     The Company believes the ability to manufacture encapsulated cell products which are safe and effective will be a key source of competitive advantage. Thus, the Company intends to manufacture its proposed products and maintain control of this important proprietary element of its business wherever possible.

     The manufacturing process for the Company's lead product (its chronic pain implant) is comprised of five modules: (i) manufacture of the fiber membrane;
(ii) assembly of implants; (iii) acquisition and culturing of the cells; (iv) placement of the cells within the implant; and (v) packaging of the cell-loaded implants for shipping to the clinical site. The Company is employing this process, using current Good Manufacturing Practices ("cGMP"), for manufacturing its pain implants for use in clinical trials. Quality control tests are performed on each batch of the finished pain devices to assess sterility and potency. Only batches meeting all specifications are released for use in clinical trials. Critical equipment and processes have been validated to assure manufacturing consistency and control. A 21,000-square-foot laboratory and pilot manufacturing facility are now in operation.

     Implants for clinical trials are currently made in small quantities. The commercial scale manufacture of these products is expected to require specialized automated or semiautomated equipment. The Company's current manufacturing process has been designed to facilitate the incorporation of additional automation over time. Over the last year, modifications of the process have been introduced to allow manufacture at greater volume to support pivotal efficacy trials.

     The facilities and equipment required to manufacture the Company's encapsulated cell implants are different from those required to manufacture potentially competitive biopharmaceutical products.

     The Company's pilot manufacturing plant, without additional expansion or increasing staffing, may not have sufficient capacity to permit the Company to produce all of the products necessary to complete clinical trials in all indications the Company may wish to develop. In addition, the Company has not yet developed the capability to manufacture any of its proposed products on a commercial scale and is unaware of any other company which has manufactured any membrane encapsulated cell product on a commercial scale. Manufacture of the Company's proposed products is expected to require specialized, automated equipment capable of forming complex polymer membranes into implants which combine media, matrices and living cells, and this process must be carried out on a precisely controlled basis, under sterile conditions in a clean-room environment. Failure to achieve commercial scale manufacturing capability or to demonstrate consistent results using manufactured prototypes in preclinical animal studies or clinical trials could prevent or delay submission of products for regulatory approval and initiation of new development programs, which could have a materially adverse effect on the Company. There can be no assurance that the Company will be able to develop the capability of manufacturing any of its proposed products, or to identify and contract with manufacturers to produce such products, at a cost, consistency or in the quantities necessary to make a commercially viable product.

MARKETING

     The Company expects to market and sell its products primarily through co-marketing, licensing or other arrangements with third parties. The Company does not have experience in sales, marketing or distribution and does not expect to develop such capabilities in the near future. Generally, the Company in its commercial arrangements with third parties intends to have the marketing of its products undertaken by its partners, although the Company will seek to retain limited marketing rights in specific markets, particularly where the product may be addressed by a limited, directed sales force.

PATENTS, PROPRIETARY RIGHTS AND LICENSES

     The Company believes that proprietary protection of its inventions will be of major importance to its future business. The Company has a program of vigorously seeking and protecting intellectual property it believes may be useful in connection with its products; the Company believes that its know-how will also provide a significant competitive advantage and intends to continue to develop and protect its know-how. The Company may also, from time to time, seek to acquire licenses to important externally developed technologies.

     The Company has exclusive or nonexclusive rights to a portfolio of patents and patent applications related to the encapsulation of cells and related technologies. In general, these patents and patent applications pertain to the release of neurotransmitters from encapsulated cells, use of various cell types, encapsulation devices and their manufacture, encapsulation methods and various aspects of the therapeutic use of capsules in the treatment of various diseases. Currently, the Company's U.S. patent portfolio includes rights to 21 issued patents and a number of pending patent applications.

     The patent positions of pharmaceutical and biotechnology companies, including those of the Company, are uncertain and involve complex and evolving legal and factual questions. The coverage sought in a patent application can be denied or significantly reduced before or after the patent is issued. Consequently, the Company does not know whether any of its pending applications will result in the issuance of patents, or if any existing or future patents will provide significant protection or commercial advantage or will be circumvented by others. Since patent applications are secret until patents are issued in the United States or the applications are published in foreign countries, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, the Company cannot be certain that it was the first to make the inventions covered by each of its pending patent applications or that it was the first to file patent applications for such inventions. There can be no assurance that patents will issue from the Company's pending or future patent applications or, if issued, that such patents will be of commercial benefit to the Company, afford the Company adequate protection from competing products or not be challenged or declared invalid.

     In the event that a third party has also filed a patent application relating to inventions claimed in Company patent applications, the Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office to determine priority of invention, which could result in substantial uncertainties and cost for the Company, even if the eventual outcome is favorable to the Company. There can be no assurance that the Company's patents, if issued, would be held valid by a court of competent jurisdiction.

     A number of pharmaceutical, biotechnology and other companies, universities and research institutions have filed patent applications or have been issued patents relating to cell therapy and encapsulation and other technologies potentially relevant to or required by the Company's expected products. In particular, a third party has informed the Company that it will receive a U.S. patent which such third party asserts relates to cells for alleviating chronic pain in humans. The Company cannot predict which, if any, of such applications will issue as patents or the claims which might be allowed. The Company is aware that a number of companies have filed applications relating to cell encapsulation. The Company is also aware of a number of patent applications and patents relating to cell encapsulation or claiming use of genetically modified cells to treat disease, disorder or injury. The Company also cannot predict the impact of the application of existing patent applications and patents on future unencapsulated products. The Company is aware of one issued patent to a competitor claiming certain methods for treating defective, diseased or damaged cells in the mammalian CNS by grafting genetically modified donor cells from the same mammalian species. The Company is also aware of third-party patents and patent applications claiming rights to the neurotrophic factors (such as CNTF, NT 4/5, Neurturin, and CT-1) which the Company hopes to deliver with its technology, and to the production of these factors through the use of genetically modified cells. The Company expects to use genetically modified cells to produce these factors for use in its products.

     The Company may also be required to seek licenses in regard to other cell lines, the techniques used in creating or obtaining such cell lines, the materials used in the manufacture of its implants or otherwise. If third-party patents or patent applications contain claims infringed by the Company's technology and such claims or claims in issued patents are ultimately determined to be valid, there can be no assurance that the Company would be able to obtain licenses to these patents at a reasonable cost, if at all, or be able to develop or obtain alternative technology. If the Company is unable to obtain such licenses at a reasonable cost, it may be adversely affected. There can be no assurance that the Company will not be obliged to defend itself in court against allegations of infringement of third-party patents. Patent litigation is very expensive and could consume substantial resources and create significant uncertainties. An adverse outcome in such a suit could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease using such technology.

     The Company also relies upon trade secret protection for its confidential and proprietary information. There can be no assurance that others will not independently develop substantially equivalent proprietary information or techniques, gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its trade secrets.

     The Company's policy is to require its employees, consultants, significant scientific collaborators and sponsored researchers to execute confidentiality agreements upon the commencement of an employment or consulting relationship with the Company. These agreements generally provide that all confidential information developed or made known to the individual by the Company during the course of the individual's relationship with the Company is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees and consultants, the agreements generally provide that all inventions conceived by the individual in the course of rendering services to the Company shall be the exclusive property of the Company. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for the Company in the event of unauthorized use, transfer or disclosure of such information or inventions.

     The Company has obtained rights from universities and research institutions to technologies, processes and compounds that it believes may be important to the development of its products. These agreements typically require the Company to pay license fees, meet certain diligence obligations and, upon commercial introduction of certain products, pay royalties. These include exclusive license agreements with Brown University, Genentech, Inc. and NeuroSpheres, Ltd. to certain patents and know-how regarding present and certain future developments in encapsulation technology and neural stem cells, respectively. The Company's licenses may be canceled or converted to nonexclusive licenses if the Company fails to use the relevant technology or the Company breaches its agreement. Loss of such licenses could expose the Company to the risks of third-party patents and/or technology. There can be no assurance that any of these licenses will provide effective protection against the Company's competitors.

COMPETITION

     The Company's initial products are expected to compete with a variety of therapeutic products and procedures. Major pharmaceutical companies currently offer a number of pharmaceutical products to treat chronic pain, Parkinson's disease, ALS and other diseases for which the Company's technology may be applicable, and several companies are developing methods to deliver products into the CNS. The Company believes that its products, if successfully developed, will compete with these products principally on the basis of improved and extended efficacy and safety and the overall economic benefit to the health care system offered by such products. However, many pharmaceutical and biotechnology companies are investigating new drugs and therapeutic approaches to treat neurodegenerative diseases, which may achieve new and better efficacy profiles, extend the therapeutic window, alter the prognosis of these diseases or prevent their onset.

     The market for therapeutic products that address such diseases is large, and competition is intense and is expected to increase. The Company's most significant competitors are expected to be fully integrated pharmaceutical companies and more established biotechnology companies. Such competitors have significant resources and expertise in research and development, manufacturing, testing, obtaining regulatory approvals and marketing and also have significantly greater capital resources. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical or biotechnology companies. Many of these competitors have significant products approved or in development which could be competitive with the Company's potential products, and also operate large, well-funded research and development programs. In addition, the Company competes with other companies and institutions for highly qualified scientific and management personnel.

     The Company's products to treat chronic pain, if successfully developed, may experience competition from epidural and intrathecal opiates, such as morphine and its analogs, and from adjuvant analgesics, antidepressants and anticonvulsants, as well as from new therapeutics under development such as SNX 111, a conopeptide. New delivery and dose control methods for traditional pain treatments, such as morphine pumps, may also compete with the Company's products.

     The Company's products to treat Parkinson's disease, if successfully developed, may compete with orally administered drugs which contain L-dopa, cell transplantation, ablative and stimulation procedures and new drugs under development. Neurotrophic factors delivered to the patient other than with the Company's encapsulation technology, such as by gene therapy, also represent potential products that may compete with the Company's products. In addition, certain companies are attempting to develop gene therapies including products (which may or may not involve neurotrophic factors) for the treatment of a number of neurodegenerative diseases, including Parkinson's disease.

     The FDA has recently approved a drug to treat ALS and applications for approval of other products are pending. CytoTherapeutics believes that the only approved drug for ALS, Riluzole, will not represent significant competition for any product that demonstrates reasonable efficacy.

     There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than those being developed by the Company or that would render the Company's technology obsolete or noncompetitive. The Company may also face competition from companies which have filed patent applications relating to cell encapsulation and the use of genetically modified cells to treat disease, disorder or injury. The Company may be required to seek licenses from these competitors in order to commercialize certain of its proposed products and there can be no assurance that the Company will be able to obtain such licenses at a reasonable cost, if at all.

     Any product that the Company succeeds in developing and for which it gains regulatory approval must then compete for market acceptance and market share. For certain of the Company's potential products, an important competitive factor will be the timing of market introduction of competitive products. Accordingly, the Company expects that an important competitive factor will be the relative speed with which the Company and its competitors can develop products, complete the clinical testing and approval processes and supply commercial quantities of a product to market. With respect to clinical testing, competition may delay progress by limiting the number of clinical investigators and patients available to test the Company's potential products.

     Competition for the Company's products is also expected to be based on product efficacy, safety, the timing and scope of regulatory approvals including, in certain instances, obtaining marketing exclusivity under the Orphan Drug Act, availability of supply, marketing and sales capability, reimbursement coverage, price and patent and technology position. There can be no assurance that the Company's technology, if fully developed, will become commercially viable.

GOVERNMENT REGULATION

     The manufacturing and marketing of the Company's potential products and its research and development activities are and will continue to be subject to regulation for safety and efficacy by numerous governmental authorities in the United States and other countries. In the United States, pharmaceuticals, biologicals and medical devices are subject to rigorous FDA regulation. The Federal Food, Drug and Cosmetic Act, as amended, and the Public Health Service Act, as amended, the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, export, record keeping, approval, marketing, advertising and promotion of the Company's potential products. Product development and approval within this regulatory framework takes a number of years and involves substantial uncertainty combined with the expenditure of substantial resources.

     Three branches of the FDA, the Center for Drug Evaluation and Research, the Center for Biologics Evaluation and Research and the Center for Devices and Radiological Health, review and approve drugs, biologics and devices, respectively. The FDA has indicated to the Company that the Center for Biologics Evaluation and Research will have primary jurisdiction for premarket review of the Company's potential products that utilize the Company's encapsulated cell technology. However, the FDA has also indicated that the Center for Drug Evaluation and Research and the Center for Devices and Radiological Health will play a role in the agency's review of the Company's potential products. In addition, the FDA has published certain guidelines regarding living cells and their transplantation and has begun to develop guidelines for the regulation of xenotransplantation of cells and organs.

     The steps required before the Company's potential products may be marketed in the United States include (i) preclinical laboratory and animal tests, (ii) the submission to the FDA of an application for an Investigational New Drug Exemption ("IND"), which must become effective before U.S. human clinical trials may commence, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the product, (iv) the submission to the FDA of a marketing authorization application(s) and (v) FDA approval of the application(s) prior to any commercial sale or shipment of the drug. Biologic product manufacturing establishments located in certain states also may be subject to separate regulatory and licensing requirements.

     Preclinical tests include laboratory evaluation of the product and animal studies to assess the potential safety and efficacy of the product and its formulation as well as the quality and consistency of the manufacturing process. The results of the preclinical tests are submitted to the FDA as part of an IND, and the IND becomes effective 30 days following its receipt by the FDA, absent questions, requests for delay or objections from the FDA.

     Clinical trials involve the evaluation of the product in healthy volunteers or in patients under the supervision of a qualified principal physician. Clinical trials are conducted in accordance with protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Any product administered in a U.S. clinical trial must be manufactured in accordance with cGMP. Each protocol is submitted to the FDA as part of the IND. The protocol for each clinical study must be approved by an independent Institutional Review Board ("IRB") at the institution at which the study is conducted and the informed consent of all participants must be obtained. The IRB will consider, among other things, the existing information on the product, ethical factors, the safety of human subjects, the potential benefits of therapy and the possible liability of the institution.

     Clinical development is traditionally conducted in three sequential phases. The phases may overlap, however. In Phase I, products are typically introduced into healthy human subjects or into selected patient populations to test for safety (adverse reactions), dosage tolerance, absorption and distribution, metabolism, excretion and clinical pharmacology. Phase II involves studies in a limited patient population to (i) determine the efficacy of the product for specific targeted indications and populations, (ii) determine optimal dosage and dosage tolerance and (iii) identify possible adverse effects and safety risks. When a dose is chosen and a candidate product is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to conclusively demonstrate clinical efficacy and to test further for safety within an expanded patient population, generally at multiple study sites. In certain instances, as may be the case with the Company's potential products, the FDA permits Phase I clinical trials to be conducted using a small number of patients instead of healthy volunteers. The FDA continually reviews the clinical trial plans and results and may suggest changes or may require discontinuance of the trials at any time if significant safety issues arise. The results of the preclinical studies and clinical studies are submitted to the FDA in the form of a marketing approval authorization application.

     The testing and approval process is likely to require substantial time, effort and expense, and there can be no assurance that any FDA approval will be granted on a timely basis, if at all. The time to approval is affected by a number of factors, including relative risks and benefits demonstrated in clinical trials, the availability of alternative treatments and the severity of the disease. Additional animal studies or clinical trials may be requested during the FDA review period and may delay marketing approval. After FDA approval for the initial indications and requisite approval of the manufacturing facility, further clinical trials may be necessary to gain approval for the use of the product for additional indications. The FDA may also require postmarketing testing and surveillance to monitor for adverse effects, which can involve significant expense or grant only conditional approvals.

     Among the conditions for product licensure is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to cGMP. Even after product licensure approval, the manufacturer must comply with cGMP on a continuing basis, and what constitutes cGMP may change as the state of the art of manufacturing changes. Domestic manufacturing facilities are subject to regular FDA inspections for cGMP compliance (normally at least every two years), and foreign manufacturing facilities are subject to periodic FDA inspections or inspections by the foreign regulatory authorities with reciprocal inspection agreements with the FDA. Domestic manufacturing facilities may also be subject to inspection by foreign authorities.

     The Orphan Drug Act provides incentives to drug manufacturers to develop and manufacture drugs for the treatment of diseases or conditions that affect fewer than 200,000 individuals in the United States. Orphan drug status can also be sought for treatments for diseases or conditions that affect more than 200,000 individuals in the United States if the sponsor does not realistically anticipate its product becoming profitable from sales in the United States. The Company expects to apply for orphan drug status for certain of its therapies. Under the Orphan Drug Act, a manufacturer of a designated orphan product can seek tax benefits, and the holder of the first FDA approval of a designated orphan product will be granted a seven-year period of marketing exclusivity in the United States for that product for the orphan indication. While the marketing exclusivity of an orphan drug would prevent other sponsors from obtaining approval of the same compound for the same indication, it would not prevent other types of products from being approved for the same use including in some cases, slight variations on the originally designated orphan product. Legislation has been introduced in the U.S. Congress in the past, and is likely to be introduced again in the future, that would restrict the extent and duration of the market exclusivity of an orphan drug, and there can be no assurance that the benefits of the existing statute will remain in effect.

     Export of the Company's investigational products is governed by laws and regulations administered by the FDA. The Company has sought and received FDA clearance for export of finished products for clinical trials outside the United States. However, both the Company's past and future export practices could be subject to FDA challenge and there can be no assurance that the FDA would agree that such practices are in compliance with applicable law and regulations or that such exports would be allowed.

     Proposed regulations of the FDA and other governmental agencies would place restrictions, including disclosure requirements, on researchers who have a financial interest in the outcome of their research. Under the proposed regulations, the FDA could also apply heightened scrutiny to, or exclude the results of, studies conducted by such researchers when reviewing applications to the FDA which contain such research. Certain of the Company's collaborators have stock options or other equity interests in the Company that could subject such collaborators and the Company to the proposed regulations.

     There has been significant concern by regulatory agencies about the risks of cell transplantation. For example, the United Kingdom has adopted a moratorium on xenotransplantation pending further research and discussion and the EC Commission has introduced a ban in the Member Countries of the European Union on the use of "high risk material" from cattle and sheep in the manufacture of pharmaceuticals (this ban would apparently include the cells used in the Company's pain program). The FDA has also recently published proposed guidelines which impose significant constraints on the conduct of clinical trials utilizing xenotransplantation. These actions have been taken pursuant to the expressed need to protect against the spread of diseases from nonhuman cells to humans. In addition, the FDA has published a "Proposed Approach to Regulation of Cellular and Tissue-Based Products" in which the FDA proposes a plan for regulating certain products based on human cells. The Company cannot presently determine the effect of such actions nor what other actions may be taken; restrictions on the testing or use of cells (whether nonhuman or human) as human therapeutics could adversely affect the Company's product development programs and the Company.

     In addition to safety regulations enforced by the FDA, the Company is also subject to regulations under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act and other present and potential future supranational, foreign, federal, state and local regulations.

     Outside the United States, the Company will be subject to regulations which govern the import of drug and device products from the United States or other manufacturing sites and foreign regulatory requirements governing human clinical trials and marketing approval for its products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursements vary widely from country to country. In particular, the European Union ("EU") is revising its regulatory approach to high-tech products and representatives from the United States, Japan and the EU in the process or harmonizing and making more uniform the regulations for the registration of pharmaceutical products in these three markets. Although certain of such proposals have been adopted, the Company cannot anticipate what effect the adoption of the final forms of this harmonization or the changes to the EU high-tech procedure may have.

REIMBURSEMENT AND HEALTHCARE COST CONTROL

     The Company's ability to commercialize products successfully may depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health insurers and others both in the United States and abroad. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products. Reimbursement limitations or prohibitions with respect to any product developed by the Company could adversely affect the Company's ability to establish and maintain price levels sufficient for realization of an appropriate return on its investment in developing new therapies. Government and other third-party payers are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new therapeutic products approved for marketing by the FDA and by refusing, in some cases, to provide any coverage for uses of approved products for disease indications for which the FDA has not granted marketing approval. If adequate coverage and reimbursement levels are not provided by third-party payers for uses of the Company's therapeutic products, the market acceptance of these products would be adversely affected.

     The revenues and profitability of healthcare-related companies may be affected by the continuing efforts of governmental and third-party payers to contain or reduce the cost of healthcare through various means. For example, in certain foreign markets pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, there have been, and the Company expects that there will continue to be, a number of federal and state proposals to implement government control over healthcare costs. Efforts at healthcare reform are likely to continue in future legislative sessions. It is uncertain what legislative proposals will be adopted or what actions federal, state or private payers for healthcare goods and services may take in response to healthcare reform proposals of legislation. The Company cannot predict the effect healthcare reforms may have on its business. Any such reforms as well as the uncertainty their proposal has engendered could have a material adverse effect on the Company.

EMPLOYEES

        As of March 10, 1997, the Company had 127 full-time employees, including 27 employees with Ph.D. or M.D. degrees. Approximately 100 employees work in research and development, regulatory affairs, prototype manufacturing, quality assurance and control and laboratory support services. A number of the Company's employees have held positions with other biotechnology or pharmaceutical companies or have worked in university research programs. No employees are covered by collective bargaining agreements.

SCIENTIFIC ADVISORY BOARD

     Members of the Company's Scientific Advisory Board provide the Company with strategic guidance in regard to its research and product development programs, as well as assistance in recruiting employees and collaborators. Each Scientific Advisory Board member has entered into a consulting agreement with the Company. These consulting agreements typically specify the compensation to be paid to the consultant and require that all information about the Company's products and technology be kept confidential. All of the Scientific Advisory Board members are employed by employers other than the Company and may have commitments to or consulting or advising agreements with other entities which may limit their availability to the Company. The Scientific Advisory Board members have generally agreed, however, for so long as they serve as consultants to the Company, not to provide any services to any other entities which would conflict with the services the member provides to the Company. Members of the Scientific Advisory Board offer consultation on specific issues encountered by the Company as well as general advice on the directions of appropriate scientific inquiry for the Company. In addition, certain Scientific Advisory Board members assist the Company in assessing the appropriateness of moving the Company's projects to more advanced stages. The following persons are members of the Company's Scientific Advisory Board:

     Patrick Aebischer, M.D., Ph.D., is the Director of the Gene Therapy Center at the Centre Hospitalier Universitaire Vaudois, Lausanne, Switzerland, and Professor of Biomaterials, Brown University. He is also Professor of the Swiss Polytechnical School in Lausanne. Dr. Aebischer is a founding scientist of the Company and a member of its Board of Directors and Chairman of the Board of Modex Therapeutiques S.A.

     James M. Anderson, M.D., Ph.D., Professor of Pathology, Institute of Pathology, Case Western Reserve University, Cleveland, Ohio.

     Donald B. Calne, Ph.D., Professor of Neurology, University of Vancouver, Vancouver, Canada.

     Constance L. Cepko, Ph.D., Professor, Department of Genetics, Harvard Medical School, Boston, Massachusetts.

     William F. Hickey, M.D., Chairman of Pathology, Dartmouth-Hitchcock Medical Center, Lebanon, New Hampshire.

     Rakesh K. Jain, Ph.D., Professor of Health Science & Technology, Harvard Medical School, Massachusetts General Hospital and Massachusetts Institute of Technology, Boston, Massachusetts.

     Alan Michaels, Sc.D., Distinguished University Professor, Emeritus, North Carolina State University, Durham, North Carolina.

     Peter Morris, Ph.D., Department of Surgery, Oxford University, Oxford, England.

     Richard Penn, M.D., Professor of Neurosurgery, Rush Presbyterian, Chicago, Illinois.

     David A. Tirrell, Ph.D., Professor of Polymer Science, University of Massachusetts, Amherst, Massachusetts.

     Tony L. Yaksh, Ph.D., Professor and Vice Chairman for Research, Department of Anesthesiology, University of California, San Diego, California.

ITEM 2.

PROPERTIES

     The Company's research laboratories and administrative offices are located in two adjacent leased facilities in Providence, Rhode Island, where it occupies approximately 33,000 s.f. The facilities are leased pursuant to agreements which the Company may terminate upon nine months' notice. In addition, the Company has leased a 21,000 s.f. pilot manufacturing facility and a 3,000 s.f. cell processing facility for its pain program in Lincoln, Rhode Island. This facility was financed by bonds issued by the Rhode Island Industrial Facilities Corporation. The Company has also leased additional space near its pilot plant for expanded research and development.

     Due to an anticipated increase in the number of employees, the Company's current facilities may not be sufficient to accommodate the Company's needs past the end of 1997.

     As a result of the need for more space, the Company has purchased land and a building in Lincoln, Rhode Island, near its pilot plant facility and has begun renovation of the purchased building and construction of a second building to provide 63,000 square feet of new space. The Company expects the new facilities to be ready for occupancy in the fourth quarter of 1997. The renovation and construction are being financed under a bank loan. The Company expects that the new facilities will provide sufficient space for at least the next two years.

ITEM 3.

LEGAL PROCEEDINGS

     The Company has filed an arbitration proceeding with the International Chamber of Commerce in Toronto, Canada, against NeuroSpheres, Ltd. pursuant to the dispute settlement provisions of the Research Agreement between the Company and NeuroSpheres. The Company is seeking a determination of the particular kinds of cells CytoTherapeutics has licensed under the agreement. There is a court proceeding brought by NeuroSpheres to add claims to the arbitration in the Court of Queen's bench, Calgary, Alberta. In addition, the Company has filed a complaint and request for injunctive relief to prevent NeuroSpheres from licensing to third parties' rights NeuroSpheres has licensed exclusively to CytoTherapeutics. This action was filed in the U.S. District Court for the District of Rhode Island.

     CytoTherapeutics believes that NeuroSpheres' proposed interpretation of the definition of the cells that are licensed to the Company under the Research Agreement, which is the basis of the dispute, is legally and scientifically without merit.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

     The Company's Common Stock is listed on the NASDAQ National Market under the Symbol "CTII". The following table sets forth, for the periods indicated, the high and low sales price as reported by the NASDAQ National Market for the Company's Common Stock.

                                                                                High              Low
                                                                               ------------------------
             1997

             Quarter Ended

                 March 31, 1997 (through March 10, 1997) ....................  $10 7\8          $ 8 7\8


-------------------------------------------------------------------------------------------------------
             1996
             Quarter Ended

                 December 31, 1996 ..........................................  $11              $ 7 5\8

                 September 30, 1996 .........................................   12 5\8            7 1\8

                 June 30, 1996 ..............................................   15 1\2           10 5\8

                 March 31, 1996 .............................................   18 3\4           12 3\4

-------------------------------------------------------------------------------------------------------

             1995

             Quarter Ended

                 December 31, 1995 ..........................................  $18 1\4          $ 8 1\4

                 September 30, 1995 .........................................   11 3\8            6 1\4

                 June 30, 1995                                                   7 5\8            5 3\4

                 March 31, 1995 .............................................    7 1\8            3 1\4

-------------------------------------------------------------------------------------------------------

     As of March 10, 1997, there were approximately 226 holders of record of the Common Stock. The Company estimates that there are approximately 3,800 beneficial holders of the Company's Common Stock.

     On December 11, 1996, the Company sold 829,171 shares of Common Stock to Genentech in connection with the Company's collaboration agreement with Genentech for $10.01 per share. The shares were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

ITEM 6.
SELECTED FINANCIAL DATA


                                                                                         Year Ended December 31,
(in thousands, except per share amounts)                              1996          1995          1994          1993         1992
------------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA
        Revenue from collaborative agreements ..................   $  7,104        $11,761     $  1,250       $    190      $   325

        Research and development expenses ......................     17,130         14,730       13,514         11,807        8,204

        Loss on other investment ...............................         --         (2,331)          --             --           --

        Gain on sale of technology .............................         --             --           --          1,780           --

        Net loss ...............................................    (13,759)        (8,891)     (16,461)       (12,544)      (9,975)

        Net loss per share (1) .................................      (0.89)         (0.69)       (1.52)         (1.47)       (1.33)

        Shares used in computing net loss per share (1) ........     15,430         12,799       10,833          8,541        7,474

------------------------------------------------------------------------------------------------------------------------------------



                                                                                               December 31,
(in thousands)                                                        1996          1995          1994          1993         1992
------------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA

        Cash, cash equivalents and marketable securities .......   $ 42,607        $44,192     $ 19,138        $30,855      $27,208

        Total assets ...........................................     58,397         56,808       32,194         40,996       35,239

        Long-term debt, including capitalized leases ...........      8,223          5,441        5,641          3,428        3,896

        Redeemable common stock ................................      8,159             --           --             --           --

        Stockholders' equity ...................................     34,747         45,391       22,637         34,509       29,203

------------------------------------------------------------------------------------------------------------------------------------


(1) See Note 2 to consolidated financial statements.


ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of CytoTherapeutics, Inc. should be read in conjunction with the accompanying consolidated financial statements and the related footnotes thereto.

OVERVIEW

        Since its inception in August 1988, the Company has been primarily engaged in research and development of human therapeutic products. No revenues have been derived from the sale of any products, and the Company does not expect to receive revenues from product sales for at least several years. The Company expects that its research and development expenditures will increase substantially in future years as research and product development efforts accelerate and clinical trials are initiated or broadened. The Company has incurred annual operating losses since inception and expects to incur substantial operating losses in the future. As a result, the Company is dependent upon external financing from equity and debt offerings and revenues from collaborative research arrangements with corporate sponsors to finance its operations. The Company's results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future due to the occurrence of material, nonrecurring events, including without limitation, the receipt of one-time, nonrecurring licensing payments.

RESULTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

     Revenues from collaborative agreements totaled $7,104,000, $11,761,000 and $1,250,000 for the years ending December 31, 1996, 1995 and 1994, respectively. Revenues in 1996 and 1995 were earned solely from a Development, Marketing and License Agreement with Astra AB, which was signed in March 1995. Included in the 1995 revenue was a one-time licensing fee from Astra of $5,000,000. During 1994, the Company derived research revenue from an agreement with Genentech, Inc.

     Research and development expenses totaled $17,130,000 in 1996, as compared to $14,730,000 in 1995 and $13,514,000 in 1994. The increase of $2,400,000, or
16%, from 1995 to 1996 was primarily attributable to increases in the number of research, development and production staff, spending for company-sponsored research at academic and other institutions and scientific consulting. The increase of $1,216,000, or 9%, from 1994 to 1995 was principally due to an increase in the number of research and development staff, as well as increased occupancy costs related to the expansion of pilot manufacturing and research facilities.

     General and administrative expenses were $5,679,000 for the year ended December 31, 1996, compared with $4,620,000 in 1995 and $4,723,000 in 1994. The increase of $1,059,000, or 23%, from 1995 to 1996 was principally due to increases in the number of administrative personnel, one-time hiring bonuses, as well as, consulting costs attributable to the establishment of Modex Therapeutiques S.A., a 50%-owned Swiss subsidiary. The decrease of $103,000, or 2%, from 1994 to 1995 was primarily attributable to the absence of a one-time expense of $275,000 incurred in 1994 related to the exercise of a release from the Company's further obligations in connection with its collaboration with Medtronic, partially offset by legal expenses incurred in 1995 in connection with the closing of the collaborative agreement with Astra.

     Interest income for the years ended December 31, 1996, 1995 and 1994 totaled $2,260,000, $1,714,000 and $963,000, respectively. The average cash and investment balances were $37,600,000, $26,907,000 and $24,537,000 in 1996, 1995 and 1994, respectively. The increase in interest income from 1995 to 1996 was principally due to higher average balances. The increase in interest income from 1995 to 1994 was attributable to significantly higher interest rates, as well as higher average balances.

     In 1996, interest expense was $618,000, compared with $685,000 in 1995 and $437,000 in 1994. The decrease in 1995 to 1996 is principally due to decreasing balances of capitalized lease obligations only partially offset by additional collateralized loan obligations. The increases in 1995 and 1994 were primarily attributable to additional facility and equipment financings related to the construction and expansion of the Company's pilot manufacturing facilities through capitalized leases, collateralized loans and direct financing transactions.

     In December 1995, the Company recognized a loss on its investment in Neocrin Company of $2,330,848, as it determined that the carrying value in its investment had been permanently impaired. The valuation reserve of $2,330,848 reduced the valuation of the investment to $200,000.

     The net loss in 1996, 1995 and 1994 was $13,759,000, $8,891,000 and
$16,461,000, respectively. The loss per share was $0.89, $0.69 and $1.52 in 1996, 1995 and 1994, respectively. The decreased loss in 1996 and 1995 is principally due to revenue earned for research funding under the Company's agreement with Astra. The 1995 loss also contains revenue for the nonrecurring licensing payment of $5,000,000 from Astra.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its operations through the sale of common and preferred stock, the issuance of long-term debt and capitalized lease obligations, revenues from collaborative agreements, research grants and interest income.

     The Company had unrestricted cash, cash equivalents and marketable securities totaling $42,607,000 at December 31, 1996. Cash equivalents and marketable securities are invested in agencies of the United States government, investment grade corporate bonds and money market funds.

     The Company currently occupies all of its laboratory and administrative office space, other than that at its pilot manufacturing site, under the terms of operating leases subject to termination upon nine months' notice by the Company. As a result of an anticipated increase in the number of employees, the Company's current facilities will not be sufficient to accommodate the Company's needs past the end of 1997. The Company has purchased land and a building and began construction of a new headquarters and laboratory facility in the fourth quarter of 1996. The total cost of the project is estimated to be $7,600,000.

     In October 1996, the Company obtained financing of $5,500,000 from a bank, secured by a mortgage on the new facility. The Company had borrowed $1,450,000 under this agreement as of December 31, 1996. Any unused commitment expires October 31, 1997. Quarterly principal payments of 1/40 of the loan balance commence September 30, 1997 with the balance due at maturity, October 2001. The loan agreement requires the Company provide cash collateral in the amount of 25% of the obligation if the Company's unencumbered cash balance falls below $25,000,000, 50% cash collateral if the Company's unencumbered cash balance falls below $20,000,000 and full cash collateral if the Company's unencumbered cash balance falls below $15,000,000. The Company expects to pay the remaining costs from its funds.

     In May 1996, the Company secured an equipment loan facility with a bank in the amount of $2,000,000. The Company has borrowed $741,000 under this agreement as of December 31, 1996. The loan requires interest payments only for the first year; principal payments are payable over a three-year period beginning August 1997. Any unused commitment expires on May 15, 1997. The loan is secured by equipment purchased with the proceeds of the credit facility.

     In February 1997, CytoTherapeutics and Cognetix, Inc. entered into a Collaboration and Development Agreement to screen selected peptides isolated by Cognetix for possible development into therapeutic products aimed at a broad range of human disease states using CytoTherapeutics' cell-based delivery technology. Based on IN VITRO data, a screening committee comprised of an equal number of representatives from each of CytoTherapeutics and Cognetix will determine which compounds to select for IN VIVO studies and possible clinical trials. The companies will generally share expenses associated with the development of any specific product candidate and any resulting revenues, except as otherwise determined on a product-by-product basis. As part of the agreement with Cognetix, CytoTherapeutics has purchased $250,000 of Cognetix preferred stock and subject to certain milestones, is obligated to purchase a total of $1,750,000 of Cognetix stock over the next year.

     In November 1996, the Company signed collaborative development and licensing agreements with Genentech, Inc. relating to the development of products using the Company's technology to deliver certain of Genentech's proprietary growth factors to treat Parkinson's disease, Huntington's disease and amyotrophic lateral sclerosis ("ALS").

     Under the terms of the agreement for Parkinson's disease, Genentech purchased 829,171 shares of common stock for $8,300,000 to fund development of products to treat Parkinson's disease. Additional equity purchases and other funding by Genentech is available for future clinical development as determined by the parties. If the Parkinson's program is terminated and the funds the Company received from the sale of stock to Genentech pursuant to the Parkinson's agreement exceed the expenses incurred by the Company in connection with such studies by more than $1 million, Genentech has the right to require the Company to repurchase from Genentech shares of Company Common Stock having a value equal to the amount of the overfunding, based upon the share price paid by Genentech. As such, the Common Stock purchased by Genentech is classified as Redeemable Common Stock until such time as the related funds are expended on the program. Upon commercialization, Genentech and the Company will share profits in the United States at an agreed-upon percentage, and Genentech will pay the Company a royalty based upon deals outside the United States. The Company retains manufacturing rights and will be paid manufacturing costs for products sold.

     The Company also licensed certain growth factors for the treatment of both Huntington's disease and amyotrophic lateral sclerosis ("ALS"). Under the terms of the agreements, the Company is responsible for conducting and funding all preclinical and clinical development, subject to specified rights of Genentech to participate in the development and marketing of the proposed products. Should Genentech share in the development cost of the proposed products, the companies will share profits at a negotiated percentage upon commercialization. Should Genentech elect not to participate in the development, upon commercialization, the Company will pay Genentech an agreed-upon royalty based upon sales. These agreements supersede the Development Collaboration and License Agreement between the Company and Genentech entered into in March 1994.

     In July 1996, the Company invested $2 million in Modex, a 50%-owned Swiss subsidiary, to pursue extensions of the Company's encapsulated-cell technology for specific applications outside the central nervous system, with a commitment to invest Sfr 2.4 million on the second anniversary of the agreement if Modex has, prior to that time, achieved one or more specified scientific milestones. An investment fund, managed by a Swiss private bank, has invested $2 million in Modex, with a commitment to invest Sfr 1.2 million on the second anniversary of the agreement, in exchange for a 15% stake in the company. The remaining 35% of Modex is owned by the scientific founders of Modex. The Company has granted to Modex an exclusive, royalty-bearing license to the Company's proprietary encapsulated-cell technology for three applications outside the central nervous system: diabetes, obesity and anemia. Modex granted the Company an exclusive royalty-bearing license to any technology developed or obtained by Modex for application to diseases, conditions and disorders which affect the central nervous system. In addition to its royalty obligations, the Company is also obligated to issue to Modex up to 300,000 shares of the Company's Common Stock on the achievement by Modex of certain scientific milestones. Substantially all of these shares are expected to be awarded by Modex as incentive compensation to Modex's founding scientists and other researchers upon achievement of such milestones.

     Under the terms of its agreement with the investment fund, during the first two years following closing, the Company has the right to acquire the fund's interest in Modex for the greater of a 30% annual return or Sfr 3.6 million. Following this two-year period, the Company has the right to purchase the fund's interest at 110% of fair market value. Following the second anniversary of the agreement and prior to the tenth anniversary of the agreement, if no public market exists for the common stock of Modex, the fund has the right to require the Company to purchase the fund's interest in Modex for 90% of the fair market value of such interest. Any purchase made by the Company under any of the circumstances described in this paragraph may be made at the Company's option in cash or shares of the Company's Common Stock valued at the market price at the time of purchase. The Company also has the right to acquire, and the founders have the right to require the Company to acquire, the founders' initial equity interest in Modex in exchange for the issuance of an aggregate of approximately 92,000 shares of the Company's Common Stock.

     In March 1995, the Company signed a collaborative research and development agreement with Astra for the development and marketing of certain encapsulated-cell products to treat pain. Astra made an initial, nonrefundable payment of $5,000,000 and may make up to $16,000,000 in additional payments subject to the achievement of certain development milestones. Under the agreement, the Company is obligated to conduct certain research and development pursuant to a four-year research plan agreed upon by the parties. Over the term of the research plan, the Company expects to receive annual research payments from Astra of $5 million to $7 million, which the Company expects should approximate the research and development costs incurred by the Company under the plan. Subject to the successful development of such products and obtaining necessary regulatory approvals, Astra is obligated to conduct all clinical trials of products arising from the collaboration and to seek approval for their sale and use. Astra has the exclusive worldwide right to market products covered by the agreement. Until the later of either the last to expire of all patents included in the licensed technology or a specified fixed term, the Company is entitled to a royalty on the worldwide net sales of such products in return for the license granted to Astra and the Company's obligation to manufacture and supply products. Astra has the right to terminate the agreement after April 1, 1998.

     In March 1994, the Company entered into a contract research and license agreement with NeuroSpheres, Ltd. Under the agreement, the Company obtained from NeuroSpheres an exclusive worldwide royalty-bearing license for the commercial development and use of certain neural stem cells for transplantation to treat human disease. Terms of the agreement provide future research funding of up to $250,000 through February 1998 based upon performance of certain obligations by NeuroSpheres. Upon the achievement of certain milestones, the Company will make payments to NeuroSpheres totaling a maximum of $3,750,000, payable at NeuroSpheres' option, in cash or in shares of the Company's common stock at a price of $12.50 per share. Upon commercial sale of a product utilizing the licensed technology, the Company is obligated to pay a range of royalties based on product revenues and market share, subject to certain minimum royalties. In order to maintain exclusivity, the Company is also obligated to expend additional amounts to support research related to development of products under the agreement.

     The Company has instituted an arbitration proceeding in Alberta, Canada, against NeuroSpheres, Ltd. pursuant to the dispute settlement provisions of the research agreement between the Company and NeuroSpheres. The Company is seeking a determination of the definition of the cells to which CytoTherapeutics has rights under the agreement. In addition, the Company has filed a complaint and request for injunctive relief to prevent NeuroSpheres from licensing to third parties rights it has licensed exclusively to CytoTherapeutics. This action was filed in the United States District Court for the District of Rhode Island. CytoTherapeutics believes that NeuroSpheres proposed interpretation of the definition of the cells licensed is legally and scientifically without merit.

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

     The Company intends to pursue opportunities to obtain additional financing in the future through equity and debt financings, lease agreements related to capital equipment, grants and collaborative research arrangements. The source, timing and availability of any future financing will depend principally upon equity market conditions, interest rates and, more specifically, on the Company's continued progress in its exploratory, preclinical and clinical development programs. There can be no assurance that such funds will be available on favorable terms, if at all.

     The Company expects that its existing capital resources, revenues from collaborative agreements and income earned on invested capital will be sufficient to fund its operations into the second half of 1998. The Company's cash requirements may vary, however, depending on numerous factors. Lack of necessary funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs or to license its potential products or technologies to third parties.

CAUTIONARY FACTORS RELEVANT TO FORWARD-LOOKING INFORMATION

     A number of factors have affected and in the future could affect the Company's results and could cause actual results and needs of the Company to vary materially from forward-looking statements made in this Annual Report by the Company on the basis of management's current expectations. The business in which the Company is engaged is rapidly changing, extremely competitive and involves a high degree of risk, and accuracy with respect to forward-looking projections is difficult.

     There can be no assurance that the substantial funding required by the Company will be available (whether from new or existing corporate partnerships, equity offerings or otherwise) when needed, if at all, or on terms acceptable to the Company. None of the Company's products or proposed products has been approved for commercial sale or entered Phase II or III clinical trials. Even if the Company's proposed products appear to be promising at an early stage of research or development, such products may later prove to be ineffective, have adverse side effects, fail to receive necessary regulatory approvals, be difficult or uneconomical to manufacture or market on a commercial scale, be adversely affected by government price controls or limitations on reimbursement, be precluded from commercialization by proprietary rights of third parties, be subject to significant competition from other products or suffer delays in development that could adversely affect their value. Cell transplantation is subject to increasing regulation which may adversely affect the Company; in particular, the use of xenogeneic cells has come under much more restrictive regulation recently. Patent protection for the Company's products is important, but highly uncertain. In addition, there can be no assurance that the Company will be able to obtain the intellectual property needed to commercialize its proposed products. For further information, see Exhibit 99 to the Company's Annual Report on Form 10-K.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
CytoTherapeutics, Inc.

          We have audited the accompanying consolidated balance sheets of CytoTherapeutics, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in redeemable stock and stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CytoTherapeutics, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



     /s/Ernst + Young LLP



     Boston, Massachusetts


     February 6, 1997, except for Note 17, as to which the date is February 13, 1997

                             CytoTherapeutics, Inc.

                                                    CONSOLIDATED BALANCE SHEETS


                                                                                     December 31,
                                                                              1996                 1995
                                                                          ---------------------------------
ASSETS
Current assets:
    Cash and cash equivalents .........................................   $ 19,921,584         $  9,548,579
    Marketable securities .............................................     22,685,855           34,643,160
    Accrued interest receivable .......................................        653,190              793,215
    Other current assets ..............................................        491,582              678,070
                                                                          ---------------------------------
Total current assets ..................................................     43,752,211           45,663,024

Property, plant and equipment, net ....................................     10,732,102            7,892,763

Other assets, net .....................................................      3,912,430            3,251,718
                                                                          ---------------------------------
Total assets                                                              $ 58,396,743         $ 56,807,505
                                                                          =================================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ..................................................   $  1,850,925         $    623,968
    Accrued expenses ..................................................      2,308,844            2,458,451
    Deferred revenue ..................................................      1,859,092            1,750,000
    Current maturities of capitalized lease obligations ...............        553,557              668,325
    Current maturities of long-term debt ..............................        695,570              474,245
                                                                          ---------------------------------
Total current liabilities .............................................      7,267,988            5,974,989

Capitalized lease obligations, less current maturities ................      3,971,594            4,498,957
Long-term debt, less current maturities ...............................      4,251,008              942,181

Commitments and contingencies

Redeemable common stock, $.01 par value;
    815,065  shares issued and outstanding at December 31, 1996 .......      8,158,798                   --

Stockholders' equity:
    Convertible preferred stock, $.01 par value; 1,000,000 shares
    authorized; no shares issued and outstanding ......................             --                   --

  Common stock, $.01 par value; 45,000,000 shares authorized;
    15,614,333 and 15,176,997 shares issued and outstanding
    at December 31, 1996 and 1995, respectively .......................        156,144              151,770
    Additional paid-in capital ........................................    107,649,659          104,271,658
    Accumulated deficit ...............................................    (72,922,674)         (59,163,536)
    Unrealized gains on marketable securities .........................         14,760              131,486
    Cumulative translation adjustment .................................        (60,416)                  --
    Deferred compensation .............................................        (90,118)                  --
                                                                          ---------------------------------
Total stockholders' equity ............................................     34,747,355           45,391,378
                                                                          ---------------------------------
Total liabilities and stockholders' equity ............................   $ 58,396,743         $ 56,807,505
                                                                          =================================

See accompanying notes to consolidated financial statements.

                             CytoTherapeutics, Inc.

                                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         Year ended December 31,
                                                             1996                1995                1994
                                                        -----------------------------------------------------

Revenue from collaborative agreements ...............   $  7,104,284         $11,760,666         $  1,250,000

Operating expenses:

    Research and development ........................     17,130,392          14,729,703           13,513,685

    General and administrative ......................      5,678,783           4,619,733            4,722,597
                                                        -----------------------------------------------------
                                                          22,809,175          19,349,436           18,236,282
                                                        -----------------------------------------------------


Loss from operations ................................    (15,704,891)         (7,588,770)         (16,986,282)

Other income (expense):

    Interest income .................................      2,259,886           1,713,849              962,942

    Interest expense ................................       (618,213)           (685,470)            (437,345)

    Other income ....................................        404,128                  --                   --

    Currency exchange loss ..........................       (100,048)                 --                   --

    Loss on other investment ........................             --          (2,330,848)                  --
                                                        -----------------------------------------------------
                                                           1,945,753          (1,302,469)             525,597
                                                        -----------------------------------------------------
Net loss ............................................   $(13,759,138)        $(8,891,239)        $(16,460,685)
                                                        =====================================================
Net loss per share ..................................   $       (.89)        $      (.69)        $      (1.52)
                                                        =====================================================
Shares used in computing net loss per share .........     15,429,564          12,799,008           10,833,008
                                                        =====================================================


See accompanying notes to consolidated financial statements.

                             CytoTherapeutics, Inc.

                                                Consolidated Statements of Changes
                                        in Redeemable Common Stock and Stockholders' Equity


                                        Redeemable
                                       Common Stock            Common Stock         Additional
                                    ------------------      ------------------       Paid-in      Accumulated '
                                    Shares      Amount      Shares      Amount       Capital        Deficit
-------------------------------------------------------  -------------------------------------------------------
Balances, January 1, 1994              --  $       --     10,467,553   $104,676  $ 68,861,427    $(33,811,612)
Issuance of common stock               --          --        375,873      3,759     3,706,274              --
Exercise of stock options              --          --        160,142      1,601       441,257              --
Amortization of deferred
    compensation                       --          --             --         --            --              --
Change in unrealized losses
    on marketable securities           --          --             --         --            --              --
Net loss                               --          --             --         --            --     (16,460,685)
-------------------------------------------------------  -------------------------------------------------------
Balances,
    December 31, 1994                  --          --     11,003,568    110,036    73,008,958     (50,272,297)
Issuance of common stock               --          --      4,070,598     40,706    30,797,086              --
Exercise of stock options              --          --        102,831      1,028       465,614              --
Amortization of deferred
     compensation                      --          --             --         --            --              --
Change in unrealized
    gains on marketable
    securities                         --          --             --         --            --              --
Net loss                               --          --             --         --            --      (8,891,239)
-------------------------------------------------------  -------------------------------------------------------
Balances,
    December 31, 1995                  --          --     15,176,997    151,770   104,271,658     (59,163,536)
Issuance of common stock               --          --        168,260      1,683     1,526,118              --
Issuance of common stock
    under the stock
    purchase plan                      --          --         18,338        184       140,557              --
Exercise of warrants                   --          --          6,128         61           (61)             --
Issuance of common stock
    to consultants and employees       --          --         48,700        487       429,079              --
Common stock issued
    pursuant to employee
    benefit plan                       --          --         13,719        137       162,231              --
Issuance of redeemable
    common stock                  829,171   8,300,000             --         --            --              --
Redeemable common stock lapses    (14,106)   (141,202)        14,106        141       141,061              --
Exercise of stock options              --          --        168,085      1,681       979,016              --
Amortization of deferred
    compensation                       --          --             --         --            --              --
Change in unrealized gains
    on marketable securities           --          --             --         --            --              --
Change in cumulative
    translation adjustment             --          --             --         --            --              --
Net loss                               --          --             --         --            --     (13,759,138)
-------------------------------------------------------  -------------------------------------------------------
Balances,
    December 31, 1996             815,065  $8,158,798     15,614,333   $156,144  $107,649,659    $(72,922,674)
=======================================================  =======================================================


                                    Unrealized
                                   Gains (Losses)  Cumulative                    Total
                                   on Marketable   Translation     Deferred   Stockholders
                                     Securities    Adjustments  Compensation    Equity
-------------------------------------------------------------------------------------------
Balances, January 1, 1994          $      --     $       --      $(645,291)   $ 34,509,200
Issuance of common stock                  --             --             --       3,710,033
Exercise of stock options                 --             --             --         442,858
Amortization of deferred
    compensation                          --             --        536,020         536,020
Change in unrealized losses
    on marketable securities        (100,356)            --             --        (100,356)
Net loss                                  --             --             --     (16,460,685)
-------------------------------------------------------------------------------------------
Balances,
    December 31, 1994               (100,356)            --       (109,271)     22,637,070
Issuance of common stock                  --             --             --      30,837,792
Exercise of stock options                 --             --             --         466,642
Amortization of deferred
     compensation                         --             --        109,271         109,271
Change in unrealized
    gains on marketable
    securities                       231,842             --             --         231,842
Net loss                                  --             --             --      (8,891,239)
-------------------------------------------------------------------------------------------
Balances,
    December 31, 1995                131,486             --             --      45,391,378
Issuance of common stock                  --             --             --       1,527,801
Issuance of common stock
    under the stock
    purchase plan                         --             --             --         140,741
Exercise of warrants                      --             --             --              --
Issuance of common stock
    to consultants and employees          --             --       (185,201)        244,365
Common stock issued
    pursuant to employee
    benefit plan                          --             --             --         162,368
Issuance of redeemable
    common stock                          --             --             --              --
Redeemable common stock lapses            --             --             --         141,202
Exercise of stock options                 --             --             --         980,697
Amortization of deferred
    compensation                          --             --         95,083          95,083
Change in unrealized gains
    on marketable securities        (116,726)            --             --        (116,726)
Change in cumulative
    translation adjustment                --        (60,416)            --         (60,416)
Net loss                                  --             --             --     (13,759,138)
-------------------------------------------------------------------------------------------
Balances,
    December 31, 1996              $  14,760       $(60,416)     $ (90,118)   $ 34,747,355
===========================================================================================


See accompanying notes to consolidated financial statements.

                                                      CytoTherapeutics, Inc.

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                 Year ended December 31,
                                                                  1996                   1995                    1994
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...................................................  $(13,759,138)          $ (8,891,239)           $(16,460,685)
Adjustments to reconcile net loss to net cash used
 for operating activities:
    Depreciation and amortization ..........................     1,671,068              1,465,351               1,821,746
    Amortization of deferred compensation ..................        95,083                109,271                 536,020
    Common stock issued as compensation ....................       406,733                     --                      --
    Loss on other investment ...............................            --              2,330,848                      --
    Loss on sale of fixed assets ...........................           871                     --                      --
    Changes in operating assets and liabilities:
      Accrued interest receivable ..........................       140,025               (606,395)                158,018
      Other current assets .................................       220,688               (293,909)                (31,814)
      Accounts payable and accrued expenses ................     1,077,350                183,680                 567,681
      Deferred revenue .....................................       109,092              1,750,000                      --
                                                              ------------------------------------------------------------
Net cash used in operating activities ......................   (10,038,228)            (3,952,393)            (13,409,034)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities .........................    (3,083,621)           (48,127,842)            (11,967,992)
Proceeds from sales of marketable securities ...............    14,924,200             24,139,057              24,005,704
Purchase of property, plant and equipment ..................    (4,412,190)            (1,405,522)             (3,729,500)
Proceeds on sale of fixed assets ...........................         3,000                     --                      --
Purchase of other investment ...............................            --               (500,100)                     --
Acquisition of other assets ................................      (811,305)              (550,116)             (1,133,018)
                                                              ------------------------------------------------------------
Net cash provided by (used in) investing activities              6,620,084            (26,444,523)              7,175,194

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of redeemable common stock ..........     8,300,000                     --                      --
Proceeds from issuance of common stock .....................     1,668,542             30,837,792               3,710,033
Proceeds from the exercise of stock options and warrants ...       980,697                466,642                 442,858
Proceeds from debt financings ..............................     4,059,947                859,832               3,318,455
Repayments of debt and lease obligations ...................    (1,171,926)              (934,661)               (815,531)
                                                              ------------------------------------------------------------
Net cash provided by financing activities ..................    13,837,260             31,229,605               6,655,815
Effect of exchange rate on cash and cash equivalents .......       (46,111)                    --                      --
                                                              ------------------------------------------------------------
Increase in cash and cash equivalents ......................    10,373,005                832,689                 421,975
Cash and cash equivalents, January 1 .......................     9,548,579              8,715,890               8,293,915
                                                              ------------------------------------------------------------
Cash and cash equivalents, December 31 .....................  $ 19,921,584           $  9,548,579            $  8,715,890
                                                              ============================================================

Supplemental disclosure of cash flow information:
    Interest paid ..................................          $    616,671           $    700,806            $    412,020

See accompanying notes to consolidated financial statements.

                             CytoTherapeutics, Inc.

                   Notes to Consolidated Financial Statements
                           December 31, 1996 and 1995

1.   NATURE OF BUSINESS

     CytoTherapeutics, Inc. (the "Company") is a biopharmaceutical company engaged in the development of proprietary products and technology designed to deliver therapeutic substances to the central nervous system.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include accounts of the Company and Modex Therapeutiques S.A., a 50%-owned subsidiary. Significant intercompany accounts have been eliminated in consolidation.

USE OF ESTIMATES

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

     Cash and cash equivalents include funds held in investments with original maturities of three months or less. The Company's policy regarding selection of investments, pending their use, is to insure safety, liquidity and capital preservation while obtaining a reasonable rate of return. Marketable securities consist of investments in agencies of the U.S. government, investment grade corporate notes and money market funds. The fair values for marketable securities are based on quoted market prices.

     The Company determines the appropriate classification of cash equivalents and marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company has classified such holdings as available-for-sale securities, which are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, including that held under capitalized lease obligations, is stated at cost and depreciated using the straight-line method over the estimated life of the respective asset, as follows:

           Building and improvements             1 - 15 years
           Machinery and equipment               4 - 10 years
           Furniture and fixtures                3 - 10 years

PATENT COSTS

        The Company capitalizes certain patent costs related to patent applications. Accumulated costs are amortized over the estimated economic life of the patents, not to exceed 17 years, using the straight-line method, commencing at the time the patent is issued. Costs related to patent applications are written off to expense at the time such patents are deemed to have no continuing value. At December 31, 1996 and 1995, total costs capitalized were $2,887,000 and $2,184,000 and the related accumulated amortization was $126,000 and $64,000, respectively. Patent expense totaled $249,000, $195,000 and $193,000 in 1996, 1995 and 1994, respectively.

STOCK-BASED COMPENSATION

     The Company grants qualified stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for qualified stock option grants.

     For certain nonqualified stock options granted, the Company recognizes as compensation expense the excess of the deemed fair value of the common stock issuable upon exercise of such options over the aggregate exercise price of such options. The compensation is amortized over the vesting period of each option or the recipient's term of employment, if shorter.

INCOME TAXES

     The liability method is used to account for income taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities as well as net operating loss carryforwards and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets may be reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization.

REVENUE FROM COLLABORATIVE AGREEMENTS

     Revenues from collaborative agreements are recognized as earned upon either the incurrence of reimbursable expenses or the achievement of certain milestones. Payments received in advance of research performed are designated as deferred revenue.

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

NET LOSS PER SHARE

     Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded, as their effect is antidilutive.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In 1996, the Company has adopted Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The adoption of Statement 121 had no impact on the financial position or results of operations of the Company as no indications of impairment currently exist.

RECLASSIFICATIONS

     Certain reclassifications have been made to conform prior-year balances to the current year presentation.

3.  SWISS SUBSIDIARY

     On July 10, 1996, the Company established Modex Therapeutiques S.A. ("Modex") in Lausanne, Switzerland, to pursue extensions of the Company's technology for certain applications outside the central nervous system. In exchange for 50% of the then outstanding common shares of Modex, the Company provided Sfr 2,400,000 (approximately $2,000,000) of debt and equity financing and, subject to Modex achieving specified scientific milestones, committed to invest an additional Sfr 2,400,000 in July 1998. The Company has granted Modex an exclusive license to its technology for three applications, diabetes, obesity and anemia, in return for royalty payments and the obligation to issue to Modex up to 300,000 shares of the Company's Common Stock upon the achievement by Modex of certain scientific milestones. Substantially all of these shares are expected to be awarded by Modex as incentive compensation to Modex's founding scientists and other researchers upon achievement of such milestones. In return, Modex granted the Company an exclusive, royalty-bearing license to any technology developed or obtained by Modex for application to diseases, conditions and disorders which affect the central nervous system.

     In addition to the founders of Modex, who own 35% of the common equity and include a member of the Company's Board of Directors, the other principal investor, a private Swiss bank, provided cash and a convertible subordinated note for Sfr 2,400,000 (approximately $2,000,000) for the remaining 15% equity interest and are committed to invest an additional Sfr 1,200,000 in July 1998. The note is due on the earlier of an initial public offering of the Modex common stock or July 2006 and may be converted into the underlying 15% equity interest at any time. The convertible subordinated note is non-interest bearing. So long as there is no public market for Modex stock, the holder can require the Company to purchase the note and equity in Modex for 90% of the fair value of the underlying equity interest after July 1998, but before July 2006. Conversely, at any time after July 1998, the Company may purchase the note and equity in Modex for 110% of such fair value. Prior to July 1998, the Company may purchase the note for the greater of Sfr 3,600,000 or Sfr 2,400,000 and 30% simple interest thereon.

     At any time, the Company also has the right to acquire, and the Modex founders have the right to sell to the Company, the founders' 35% equity interest in exchange for the issuance of approximately 92,000 shares of the Company's common stock.

     Any purchase made by the Company under any of the circumstances described above may be made at the Company's option in cash or shares of the Company's Common Stock valued at the quoted market price at the time of purchase. The Company has included the operating results of Modex in the accompanying consolidated financial statements since its inception and the resulting minority interest has not been material.

4.   MARKETABLE SECURITIES


     The following is a summary of available-for-sale securities:

                                                                                       December 31, 1996
                                                                                     Gross              Gross
                                                                                Unrealized         Unrealized             Estimated
                                                                   Cost              Gains             Losses            Fair Value
                                                            ------------------------------------------------------------------------
U.S. government securities ..............................   $ 2,007,823            $  --             $(14,023)          $ 1,993,800
U.S. corporate securities ...............................    21,651,507             28,784               --              21,680,291
                                                            ------------------------------------------------------------------------
Total debt securities ...................................   $23,659,330            $28,784           $(14,023)           23,674,091
Debt securities included in cash                            ==================================================
    and cash equivalents ........................................................................................          (988,236)
Debt securities included in                                                                                             -----------
    marketable securities .......................................................................................       $22,685,855
                                                                                                                        ===========

                                                                                        December 31, 1995
                                                                                      Gross             Gross
                                                                                 Unrealized        Unrealized             Estimated
                                                                   Cost               Gains            Losses            Fair Value
                                                            ------------------------------------------------------------------------
U.S. government securities ..............................   $ 2,011,235            $   --            $(18,535)          $ 1,992,700
U.S. corporate securities ...............................    33,499,056             150,021              --              33,649,077
                                                            ------------------------------------------------------------------------
Total debt securities ...................................   $35,510,291            $150,021          $(18,535)           35,641,777
Debt securities included in cash                            =================================================
    and cash equivalents ........................................................................................          (998,617)
Debt securities included in                                                                                             -----------
    marketable securities .......................................................................................       $34,643,160
                                                                                                                        ===========


Maturities of marketable securities held at December 31, 1996, are as follows:

Less than one year ..............................................................................................       $21,680,291
One through five years ..........................................................................................         1,993,800
                                                                                                                        -----------
                                                                                                                        $23,674,091
                                                                                                                        ===========

5.   OTHER INVESTMENT

     In December 1993, the Company sold substantially all of the assets of its primary cell diabetes product development program, including related equipment, and licensed related intellectual property to Neocrin Company in exchange for preferred stock representing a then 10% ownership interest with a fair market value of $2,030,748. The transaction resulted in a gain before closing expenses of $1,957,913 and a net gain of $1,780,209. In February 1995, the Company purchased an additional $500,100 of Neocrin's preferred stock at the current market value, as required under the original purchase agreement.

     In December 1995, Neocrin completed an equity offering, in which the Company did not participate, at a valuation substantially lower than prior financings. As a result, the Company determined that the carrying value in its investment had been permanently impaired and provided a $2,330,848 valuation reserve to reduce the investment value to $200,000.


6.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:


                                                               December 31,
                                                          1996           1995
                                                     ---------------------------
Land ..............................................  $   278,774     $        --
Building and improvements .........................    6,207,679       6,434,043
Machinery and equipment ...........................    7,554,825       5,941,521
Furniture and fixtures ............................    1,424,907       1,224,122
Construction in progress ..........................    2,214,318              --
                                                     ---------------------------
                                                      17,680,503      13,599,686

Less accumulated depreciation and amortization ....    6,948,401       5,706,923
                                                     ---------------------------
                                                     $10,732,102     $ 7,892,763
                                                     ===========================


     Depreciation and amortization expense was $1,564,000, $1,431,000 and $1,578,000 for the years ending December 31, 1996, 1995 and 1994, respectively.

     Certain property, plant and equipment have been acquired under capitalized lease obligations. These assets totaled $8,910,000, with related accumulated amortization of $3,947,000 and $3,027,000 at December 31, 1996 and 1995,
respectively.

     In connection with the Company's new facility, the Company capitalized $42,000 of interest costs in 1996.

7.   OTHER ASSETS


Other assets are as follows:

                                                              December 31,
                                                        1996              1995
                                                   -----------------------------
Patents, net ....................................  $2,760,593         $2,119,965
Restricted cash .................................     497,956            784,632
Deferred financing costs, net ...................     297,698            147,121
Organizational costs, net .......................     156,183               --
Other investments ...............................     200,000            200,000
                                                   -----------------------------
                                                   $3,912,430         $3,251,718

                                                   =============================

8.   ACCRUED EXPENSES


Accrued expenses are as follows:

                                                              December 31,
                                                      1996                1995
                                                 -------------------------------
Employee compensation .........................  $  824,910           $  761,650
External services .............................     537,605              776,995
Collaborative research ........................     413,497              367,772
Other .........................................     532,832              552,034
                                                 -------------------------------
                                                 $2,308,844           $2,458,451
                                                 ===============================


9.   LEASES

     The Company has undertaken direct financing transactions with the State of Rhode Island and received proceeds from the issuance of industrial revenue bonds totaling $5,000,000 to finance the construction of its pilot manufacturing facility. The related leases are structured such that lease payments will fully fund all semiannual interest payments and annual principal payments through maturity in August 2014. Fixed interest rates vary with the respective bonds' maturities, ranging from 5.1% to 9.5%. The bonds contain certain restrictive covenants which limit, among other things, the payment of cash dividends and the sale of assets. In addition, the Company is required to maintain a debt service reserve, which totals $478,000, until December 1999.

     The Company leases various office and research facilities and certain equipment under noncancelable operating and capitalized leases. However, leases relating to the majority of its office and research facilities are subject to termination upon nine months' notification by the Company.


Future minimum capitalized lease obligations with noncancelable terms in excess of one year at December 31, 1996, are as follows:

1997 .............................................................    $  938,707

1998 .............................................................       753,788

1999 .............................................................       624,030

2000 .............................................................       607,518

2001 .............................................................       589,634

Thereafter .......................................................     4,079,005
                                                                      ----------

Total minimum lease payments .....................................     7,592,682

Less amounts representing interest ...............................     3,067,531
                                                                      ----------

Present value of minimum lease payments ..........................     4,525,151

Less current maturities ..........................................       553,557
                                                                      ----------

Capitalized lease obligations, less current maturities ...........    $3,971,594
                                                                      ==========


Rent expense for the years ended December 31, 1996, 1995 and 1994, was $495,000, $463,000 and $425,000, respectively.


10.  LONG-TERM DEBT


Long-term debt is as follows:

                                                                                                               December 31,
                                                                                                      1996                   1995
                                                                                                   ---------------------------------
Convertible subordinated note (Sfr 2,400,000) ..................................................   $1,788,775             $       --

Facilities term note payable, interest at the prime rate plus 1/2% (8 3/4% at
December 31, 1996), due in 16 consecutive equal quarterly installments of 1/40 of total amount of loan commencing September 1997, with remaining balance due
October 2001; secured by the related facility and real estate ..................................    1,450,000                     --

Term note payable, interest at the prime rate plus 1/2% (83 /4% at December 31,
1996), due ratably through December 1998; secured by certain equipment .........................      867,227              1,263,458

Term note payable, interest at the prime rate plus 1/2% (8 3/4% at December 31,
1996), principal payments commence in August 1997, due ratably through May 2000;
secured by certain equipment ...................................................................      740,700                   --
Other ..........................................................................................       99,876                152,968
                                                                                                   ---------------------------------
                                                                                                    4,946,578              1,416,426
Current maturities of long-term debt ...........................................................      695,570                474,245
                                                                                                   ---------------------------------
Long-term debt, less current maturities ........................................................   $4,251,008             $  942,181
                                                                                                   =================================

     The non-interest bearing, convertible subordinated note is due in July 2006 and is convertible into a 15% ownership interest in Modex Therapeutiques S.A., the Company's 50%-owned Swiss subsidiary. So long as there is no public market for Modex stock, the holder can require the Company to purchase the note for 90% of the fair value of the underlying equity interest after July 1998, but before July 2006. Conversely, at any time after July 1998, the Company may purchase the note for 110% of such fair value. Prior to July 1998, the Company may purchase the note for the greater of (i) Sfr 3,600,000 or (ii) Sfr 2,400,000 and 30% simple interest thereon.

     The facilities term note payable provides for borrowings up to $5.5 million to finance the construction of the Company's new research and development facility. Should the Company's unrestricted cash balances fall below specified levels, the Company is required to provide cash collateral for up to 100% of the outstanding loan balance.

     Both term note agreements include certain restrictive covenants that limit, among other things, the payment of dividends, sale of assets and the incurrence of additional indebtedness.


Maturities of long-term debt for the years ending December 31 are as follows:


1997 ..............................................................   $  695,570

1998 ..............................................................      859,383

1999 ..............................................................      391,900

2000 ..............................................................      268,450

2001 ..............................................................      942,500

Thereafter ........................................................    1,788,775
                                                                      ----------
                                                                      $4,946,578
                                                                      ==========


     The carrying amount of the notes payable approximate their fair value. The fair market value of the convertible subordinated note cannot be determined.

11.  REDEEMABLE COMMON STOCK

     Under a research agreement to fund development of products to treat Parkinson's disease (see Note 13), Genentech purchased 829,171 shares of common stock for $8.3 million in December 1996. If the agreement is terminated and the funds received from the sale of common stock exceed by more than $1 million the expenses incurred by the Company in connection with such development, Genentech has the right to require the Company to repurchase shares of common stock having a value equal to the amount of overfunding, at the share price paid by Genentech. Accordingly, the common stock is classified as redeemable common stock until such time as the related funds are expended. At December 31, 1996, $141,000 had been spent on the collaboration with Genentech and, accordingly, the Company has reclassified those common shares and related value to stockholders' equity.

12.  STOCKHOLDERS' EQUITY

STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS

     The Company has adopted several stock plans which provide for the issuance of incentive and nonqualified stock options, performance awards and stock appreciation rights, at prices to be determined by the Board of Directors, as well as the purchase of Common Stock under an employee stock purchase plan at a discount to the market price. In the case of incentive stock options, such price will not be less than the fair market value on the date of grant. Options generally vest ratably over four years and are exercisable for ten years from the date of grant or within three months of termination. At December 31, 1996, the Company had reserved 3,086,388 shares of common stock for the exercise of stock options.


The following table presents the combined activity of its stock option plans for the years ended December 31, as follows:

                                                      1996                            1995                            1994
                                            ----------------------------------------------------------------------------------------
                                                            Weighted                       Weighted                       Weighted
                                                             Average                        Average                        Average
                                              Options Exercise Price         Options Exercise Price         Options Exercise Price
                                            ----------------------------------------------------------------------------------------
Outstanding at
  January 1 ..............................  1,921,284          $7.72       1,480,844          $7.21       1,245,700          $6.56

Granted ..................................    852,160           9.48         678,604           8.35         632,665           8.86

Exercised ................................   (168,085)          5.83        (102,831)          4.54        (160,143)          9.78

Canceled .................................   (182,334)          9.42        (135,333)          7.77        (237,378)          8.73
                                            ----------------------------------------------------------------------------------------
Outstanding at
  December 31 ............................  2,423,025          $8.34       1,921,284          $7.72       1,480,844          $7.21
                                            ========================================================================================
Options exercisable
  at December 31 .........................  1,105,251          $7.11         839,260          $6.33         662,763          $5.36
                                            ========================================================================================


FAS 123 DISCLOSURES

     The Company has adopted the disclosure provisions only of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123") and will continue to account for its stock option plans in accordance with the provisions of APB 25, Accounting for Stock Issued to Employees.


     The following table presents weighted average price and life information about significant option groups outstanding at December 31, 1996:


                                                                 Options Outstanding                        Options Exercisable
                                                  ----------------------------------------------------------------------------------
                                                                        Weighted
                                                                         Average          Weighted                         Weighted
                                                                       Remaining           Average                          Average
Range of                                               Number        Contractual          Exercise          Number         Exercise
Exercise Prices                                   Outstanding        Life (Yrs.)             Price     Exercisable            Price
----------------------------------------------    ----------------------------------------------------------------------------------
Less than $5.00 ..............................        348,608               5.93            $ 2.03         287,138           $ 1.54

$5.01 - $10.00 ...............................      1,374,358               8.94              8.05         479,507             7.32

Greater than $10.00 ..........................        700,059               7.97             12.03         338,606            11.53
                                                    ---------                                            ---------
                                                    2,423,025                                            1,105,251
                                                    =========                                            =========


     Pursuant to the requirements of FAS 123, the following are the pro forma net loss and net loss per share for 1996 and 1995, as if the compensation cost for the option plans and the stock purchase plan had been determined based on the fair value at the grant date for grants in 1996 and 1995, consistent with the provisions of FAS 123:

                                                               1996                                             1995
                                              --------------------------------------------------------------------------------------
                                               As Reported               Pro Forma              As Reported              Pro Forma
                                              --------------------------------------------------------------------------------------
Net loss ..................................   $(13,759,138)            $(14,931,000)            $(8,891,239)            $(9,161,000)
Net loss per share ........................   $       (.89)            $       (.97)            $      (.69)            $      (.72)


     The weighted average fair value per share of options granted during 1996 and 1995 was $5.67 and $4.84, respectively. The fair value of options and shares issued pursuant to the stock purchase plan at the date of grant were estimated using the Black-Scholes model with the following weighted average assumptions:

                                    Options                 Stock Purchase Plan
                              --------------------------------------------------
                                 1996       1995              1996       1995
                              --------------------------------------------------
Expected life (years) ........  5          5                   .5         .5

Interest rate ................  6.5%       5.8%               5.4%       5.1%

Volatility ................... 63.0%      62.0%              63.0%      62.0%


     The Company has never declared nor paid dividends on any of its capital stock and does not expect to do so in the foreseeable future.

     The effects on the 1996 and 1995 pro forma net loss and net loss per share of expensing the estimated fair value of stock options and shares issued pursuant to the stock purchase plan are not necessarily representative of the effects on reporting the results of operations for future years as the period presented includes only one and two years, respectively, of option grants under the Company's plans. As required by FAS 123, the Company has used the Black-Scholes model for option valuation, which method may not accurately value the options described.

STOCK WARRANTS

     In conjunction with various equipment leasing agreements, the Company has outstanding warrants to purchase 31,545 shares of common stock at prices ranging from $4.00 to $9.00 per share. The warrants expire through October 2000.

     In connection with a public offering of common stock in April 1995, the Company issued warrants to purchase 434,500 shares of common stock at $8 per share. The warrants are nontransferable and expire in April 2000, subject to certain required exercise provisions. In addition to the foregoing rights, the holder of such warrants has the right, in the event the Company issues additional shares of common stock or other securities convertible into common stock, to purchase at the then market price of such common stock, sufficient additional shares of common stock to maintain the warrant holder's percentage ownership of the Company's common stock at 15%. This right, subject to certain conditions and limitations, expires in April 2000.

COMMON STOCK RESERVED

     The Company has reserved 5,776,500 shares of common stock for the exercise of options, warrants and other contingent issuances of common stock.

13.  RESEARCH AND DEVELOPMENT AGREEMENTS

     In November 1996, the Company signed collaborative development and licensing agreements with Genentech, Inc. relating to the development of products using the Company's technology to deliver certain of Genentech's proprietary growth factors to treat certain diseases of the central nervous system. Under the terms of the Parkinson's Agreement, Genentech purchased 829,171 shares of redeemable common stock for $8.3 million to fund development of products to treat Parkinson's disease. Additional equity purchases and other funding by Genentech may be available for future clinical development if agreed by the parties. Upon commercialization, Genentech and the Company will share profits from product sales in the United States at an agreed-upon percentage and Genentech will pay the Company a royalty for product sales outside the United States. The Company retained manufacturing rights for all products sold.

     The Company also licensed growth factors for the treatment of Huntington's disease and for amyotrophic lateral sclerosis (ALS). Under the terms of the agreements, the Company is responsible for conducting and funding all preclinical and clinical development, subject to specified rights of Genentech to participate in the development and marketing of the proposed products. Should Genentech share in the development costs of the proposed products, the companies will share profits from certain territories at negotiated percentages. Where Genentech does not participate in the development, upon commercialization, the Company will pay Genentech an agreed-upon royalty based on sales. These three agreements supersede the 1994 Genentech collaboration in its entirety.

     In March 1995, the Company signed a collaborative research and development agreement with Astra AB for the development and marketing of encapsulated-cell products to treat pain. Astra made an initial, nonrefundable payment of $5,000,000, included in revenue from collaborative agreements in 1995, and may remit up to an additional $16,000,000 subject to the achievement of certain development milestones. Under the agreement, the Company is obligated to conduct certain research and development pursuant to a four-year research plan agreed upon by the parties. Over the term of the research plan, the Company expects to receive annual payments of $5 million to $7 million from Astra which should approximate the research and development costs incurred by the Company under the Plan. Subject to successful product development and obtaining necessary regulatory approvals, Astra is obligated to conduct all clinical trials of products arising from the collaboration and to seek approval for their sale. Astra has the exclusive worldwide right to market products covered by the agreement. Until the later of either expiration of all patents included in the licensed technology or a specified term, the Company is entitled to a royalty on the worldwide net sales of such products in return for the marketing license granted to Astra and the Company's obligation to manufacture and supply products. Astra has the right to terminate the agreement after April 1, 1998.

     In March 1994, the Company entered into a contract research and license agreement with NeuroSpheres, Ltd. Under the agreement, the Company obtained from NeuroSpheres an exclusive worldwide royalty-bearing license for the commercial development and use of certain neural stem cells for transplantation to treat human disease. Terms of the agreement required the Company to make an initial payment of $310,000 and provide NeuroSpheres additional research funding through February 1998 based upon performance of certain obligations by NeuroSpheres. Research expense under this agreement amounted to $291,667, $233,333 and $125,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Upon the achievement of certain milestones, the Company must make payments to NeuroSpheres totaling a maximum of $3,750,000, payable, at NeuroSpheres' option, in cash or in shares of the Company's common stock at a price of $12.50 per share. Upon commercial sale of a product utilizing the licensed technology, the Company is obligated to pay a range of royalties, based on product revenues and market share, plus certain minimum royalties. In order to maintain exclusivity, the Company is also obligated to expend additional amounts to support research related to dev elopment of products under the agreement. The Company and NeuroSpheres are currently involved in arbitration proceedings intended to resolve a dispute between the parties regarding the determination of stem cells subject to exclusive license.

The Company has entered into other collaborative research agreements whereby the Company funds specific research programs. Pursuant to such agreements, the Company is typically granted rights to the related intellectual property or an option to obtain such rights on terms to be agreed, in exchange for research funding and specified royalties on any resulting product revenue. To date, the Company's principal academic collaborations have been with Brown University and Dr. Aebischer and Centre Hospitalier Universitaire Vaudois in Switzerland. Research and development expenses incurred under these collaborations amounted to approximately $1,337,000, $1,008,000 and $864,000, for the years ended December 31, 1996, 1995 and 1994, respectively.

14.  INCOME TAXES

     Due to net losses incurred by the Company in each year since inception, no provision for income taxes has been recorded. At December 31, 1996, the Company had tax net operating loss carryforwards of $21,621,000 and research and development tax credit carryforwards of $2,251,000 which expire at various times through 2011. Due to the "change in ownership" provisions of the Tax Reform Act of 1986, the Company's utilization of its net operating loss carryforwards and tax credits may be subject to annual limitation in future periods.


Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                           December 31,
                                                     1996             1995
                                                 -------------------------------
Deferred tax assets:

  Capitalized research and development costs ... $ 21,286,000      $ 17,562,000

  Net operating losses .........................    8,648,000         6,020,000

  Research and development credits .............    2,251,000         1,921,000

  Other ........................................      316,000           419,000
                                                 -------------------------------
                                                   32,501,000        25,922,000
Deferred tax liabilities:

  Patents ......................................    1,096,000           694,000
                                                 -------------------------------
                                                   31,405,000        25,228,000

  Valuation allowance ..........................  (31,405,000)      (25,228,000)
                                                 -------------------------------
Net deferred tax assets ........................ $         --      $         --
                                                 ===============================


     Since there is uncertainty relating to the ultimate use of the loss carryforwards and tax credits, a valuation allowance has been recognized at December 31, 1996 and 1995 to fully offset the Company's deferred tax assets. The valuation allowance increased $6,177,000 in 1996, due primarily to the increases in capitalized research and development costs, net operating loss carryforwards and tax credits.

15.  EMPLOYEE RETIREMENT PLAN

     The Company has a qualified defined contribution plan covering substantially all employees. Participants are allowed to contribute a fixed percentage of their annual compensation to the plan and the Company may match a percentage of that contribution. The Company matches 50% of employee contributions, up to 6% of employee compensation, with the Company's common stock. The related expense was $162,000, $131,000 and $114,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

16.  CONTINGENCIES

     The Company is routinely involved in arbitration, litigation and other matters as part of the ordinary course of its business. While the resolution of any matter may have an impact on the Company's financial results for a particular reporting period, management believes the ultimate disposition of these matters will not have a materially adverse effect on the Company's consolidated financial position or results of operations.

17.  SUBSEQUENT EVENT

     In February 1997, the Company entered into a collaboration and development agreement with Cognetix, Inc. to screen selected peptides for possible development of therapeutic products using the Company's cell-based delivery technology. Under the agreement, the Company expects to invest approximately $1,750,000 over the next twelve months to acquire approximately a 19.9% ownership position in Cognetix. The companies will generally share expenses associated with the development of any specific product candidate and any resulting revenues, except as otherwise determined on a product-by-product basis.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

ITEM 10.



DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, PROMOTERS AND CONTROL
PERSONS

DIRECTORS AND EXECUTIVE OFFICERS

     The sections entitled "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders are hereby incorporated by reference.



ITEM 11.

Executive Compensation

     The section entitled "Executive Compensation" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders is hereby incorporated by reference.



ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The section entitled "Share Ownership" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders is hereby incorporated by reference.



ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section entitled "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders is hereby incorporated by reference.

PART IV

ITEM 14.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A)  DOCUMENTS FILED AS PART OF THIS FORM 10-K.

     (1)  Financial Statement Schedules:

     Item                                                         Location
     ---------------------------------------------------------------------
     Schedule II Valuation and Qualifying Accounts                S-1

     Schedules not included herein are omitted because they are not applicable or the required information appears in the Financial Statements or Notes thereto.

     (2)  Exhibits.

Exhibit No.    Title or Description

3.1*           Restated Certificate of Incorporation of the Registrant.

3.2++          Amended and Restated By-Laws of the Registrant.

4.1*           Specimen Common Stock Certificate.

4.2++++ Form of Warrant Certificate issued to a certain purchaser of the Registrant's Common Stock in April 1995.

10.4* Amendment to Registration Rights dated as of February 14, 1992 among the Registrant and certain of its stockholders.

10.5* ** Research Agreement dated March 1, 1989 between the Registrant and Brown University as amended by Modification No. 1 dated December 21, 1990, Modification No. 2 dated February 22, 1991 and Modification No. 3 dated November 1, 1991.

10.5A* Letter Agreement dated March 4, 1992 between the Registrant and Brown University.

10.6* License Agreement dated March 16, 1989 between the Registrant and Brown University, as amended by Amendment Agreement dated May 2, 1991.

10.7* Research Agreement dated March 16, 1989 between Registrant and Washington University.

10.7A* Letter Agreement dated March 19, 1992 between Registrant and Washington University.

10.8* License Agreement dated March 16, 1989 between the Registrant and Washington University.

10.12* Employment Agreement dated January 3, 1991 between the Registrant and Dr. Seth A. Rudnick.

10.15* Form of at-will Employment Agreement between the Registrant and most of its employees.

10.16* Agreement for Consulting Services dated March 16, 1989 between the Registrant and Dr. Patrick Aebischer.

10.17* Agreement for Consulting Services dated March 16, 1989 between the Registrant and Dr. Pierre Galletti.

10.18* Agreement for Consulting Services dated March 16, 1989 between the Registrant and Dr. Paul Lacy.

10.20* Form of Agreement for Consulting Services between the Registrant and members of its Scientific Advisory Board.

10.21* Form of Nondisclosure Agreement between the Registrant and its Contractors.

10.22* Funding Agreement dated June 22, 1989 between the Registrant and the Rhode Island Partnership for Science and Technology.

10.23* Agreement dated June 28, 1991 between the Registrant and TSI Mason Laboratories, Inc.

10.24* Agreement dated December 5, 1991 between the Registrant and TSI Corporation.

10.25* Agreement of Lease dated September 11, 1989 between the Registrant and Harold I. Schein, as amended by a Rider dated June 8, 1990, a Rider dated November 13, 1990, a Rider dated October 8, 1991, and a Rider dated October 10, 1991.

10.26* Purchase and Sale Agreement between the Registrant and Guy Gregory for purchase of property and building at 6 Court Drive, Lincoln, Rhode Island.

10.28* Master Lease and Warrant Agreement dated April 23, 1991 between the Registrant and PacifiCorp Credit, Inc.

10.29*         1988 Stock Option Plan.

10.30*         1992 Equity Incentive Plan.

10.31*         1992 Stock Option Plan for Non-Employee Directors.

10.32*         1992 Employee Stock Purchase Plan.

10.35#         Consulting Agreement dated as of September 1, 1992 between Edwin
               C. Cadman and the Registrant.

10.36**# Letter Agreement between Registrant and Dr. Patrick Aebischer dated October 13, 1992 as amended by a letter agreement dated December 23, 1993.

10.37+ Employment Agreement dated September 9, 1992 between Registrant and Frederic A. Eustis, III.

10.41** Development and Supply Agreement dated December 1993, between Registrant and AKZO Faser A.G.

10.42** Asset Transfer Agreement dated as of December 23, 1994, between Registrant and Neocrin Company.

10.43*##**     Research Agreement dated as of February 1, 1994 between
               Genentech, Inc. and Registrant.

10.44*##**     Research Agreement dated as of March 16, 1994 between
               NeuroSpheres, Ltd. and Registrant.

10.46++ Termination Agreement dated as of August 4, 1994 between Registrant and Medtronic, Inc.

10.47++ Term Loan Agreement dated as of September 30, 1994 between the First National Bank of Boston and Registrant.

10.48++ Lease Agreement between the Registrant and Rhode Island Industrial Facilities Corporation, dated as of August 1, 1992.

10.49++ First Amendment to Lease Agreement between Registrant and The Rhode Island Industrial Facilities Corporation dated as of September 15, 1994.

10.50++ Supplementary Agreement dated as of July 1, 1994 between Akzo Nobel Faser AG and the Registrant.

10.51**++++    Development, Marketing and License Agreement, dated as of March
               30, 1995, between Registrant and Astra AB.

10.52++++      Form of Unit Purchase Agreement to be executed by the purchasers of the Common Stock and Warrants offered in April 1995.

10.53+++ Form of Common Stock Purchase Agreement to be executed among the Registrant and certain purchasers of the Registrant's Common Stock.

10.54!** Research and Commercialization Agreement dated as of September 4, 1995 among the Company, Dr. Patrick Aebischer and Canton of Vaud, Switzerland.

10.55!! Employment agreement dated as of July 2, 1996 between Sandra Nusinoff Lehrman, M.D. and Registrant.

10.56!!        Consulting agreement dated as of September 1, 1996 between Dr.
               Edwin C. Cadman and the Registrant.

10.57!! Convertible loan agreement dated as of July 10, 1996 between the Company and Modex Therapeutiques S.A.

10.58!!**      Cross License agreement dated as of July 10, 1996 between the
               Company and Modex Therapeutiques S.A.

10.59!! Modex Therapeutiques S.A. stockholders voting agreement dated at of July 10, 1996 among Modex, the Company, the Societe Financiere Valoria S.A. and the other stockholders listed therein.

10.60!! CTI individual stockholders option agreement dated as of July 10, 1996 among the Company and the individuals listed therein.

10.61!! CTI - Valoria option agreement dated of July 10, 1996 between the Company and the Societe Financiere Valoria S.A.

10.62** Development Collaboration and License Agreement Relating to Parkinson's Disease dated as of November 22, 1996 between Genentech, Inc. and Registrant.

10.63 Consulting Agreement dated as of December 1, 1996 between Peter Simon and the Registrant.

10.64 Term Loan Agreement dated as of October 22, 1996 between The First National Bank of Boston and Registrant.

23.1           Consent of Ernst & Young LLP.

99             Cautionary Factors Relevant to Forward-looking Information.


++ Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, the Registrant's Registration Statement on Form S-1, File No. 33-85494.

+++ Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, the Registrant's Registration Statement on Form S-3, File No. 33-97272.

++++ Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, the Registrant's Registration Statement on Form S-1, File No. 33-91228.

* Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, Registration Statement on Form S-1, File No. 33-45739.

# Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, the Registrant's Annual Report on Form 10-K for fiscal year 1992 and filed March 30, 1993.

** Confidential treatment requested as to certain portions. The term "confidential treatment" and the mark "*" as used throughout the indicated Exhibits mean that material has been omitted and separately filed with the Commission.

## Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 and filed on May 14, 1994.

+ Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and filed on March 30, 1994.

! Previously filed with the Commission as an Exhibit to, and incorporated by reference to, the Registrant's Quarterly Report on Form 10-Q for the quarter ending March 31, 1996.

!! Previously filed with the Commission as an Exhibit to, and incorporated by reference to, the Registrant's Quarterly Report on Form 10-Q for the quarter ending September 30, 1996.


               (B)  CURRENT REPORTS ON FORM 8-K.

     On December 20, 1996, the Company filed a Report on Form 8-K with the Securities and Exchange Commission describing the Genentech, Inc. arrangements. See "Corporate Collaborations - Genentech, Inc."

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

CYTOTHERAPEUTICS, INC.

By: /s/ Seth A. Rudnick, M.D.
    -------------------------------------
    Seth A. Rudnick, M.D.
    Chairman and Chief Executive Officer


Dated:   March 28, 1997



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                Capacity                                                 Date

/s/ Seth A. Rudnick, M.D.                Chairman, Chief Executive Officer,                       March 28, 1997
------------------------------           and Director (principal executive officer)
Seth A. Rudnick, M.D.


/s/ Frederic A. Eustis, III              Acting Chief Financial Officer and Treasurer             March 28, 1997
------------------------------           (principal financial officer), Vice President,
Frederic A. Eustis, III                  General Counsel and Secretary


/s/ Suzanne L. Fleming                   Controller (principal accounting officer)                March 28, 1997
------------------------------
Suzanne L. Fleming


/s/ Patrick Aebischer, M.D.              Director                                                 March 28, 1997
------------------------------
Patrick Aebischer, M.D.


/s/ Edwin C. Cadman, M.D.                Director                                                 March 28, 1997
------------------------------
Edwin C. Cadman, M.D.


s/s Donald R. Conklin                    Director                                                 March 28, 1997
------------------------------
Donald R. Conklin


/s/ Sandra Nusinoff Lehrman              Chief Operating Officer, President                       March 28, 1997
------------------------------           and Director
Sandra Nusinoff Lehrman

/s/ Mark J. Levin
------------------------------           Director                                                 March 28, 1997
Mark J. Levin


/s/ Richard J. Ramsden                   Director                                                 March 28, 1997
------------------------------
Richard J. Ramsden


/s/ Peter Simon                          Director                                                 March 28, 1997
------------------------------
Peter Simon


                                                                 SCHEDULE II

                                                 VALUATION AND QUALIFYING ACCOUNTS


                                                      ------------------------------------------------------
                                                              Additions
                                                            ------------
                                 Balance at           Charged to     Charged to
                                beginning of          costs and         other                      Balance at
                                     year              expenses       accounts     Deductions      end of year
---------------------------------------------------------------------------------------------------------
Year Ended Dec. 31, 1996:

Other investments, net.........   $2,330,848                 0           0             0           $2,330,848

Year Ended Dec. 31, 1995:

Other investments, net.........             0       $2,330,848           0             0           $2,330,848