Form 10-Q
period 1997-03-31
CYTOTHERAPEUTICS INC/DE
filed 1997-05-15
CIK 883975

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED:                                            0-19871
MARCH 31, 1997                                            ----------------------
                                                          COMMISSION FILE NUMBER


                             CYTOTHERAPEUTICS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                               94-3078125
-------------------------------                               ------------------
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                               identification No)


                               TWO RICHMOND SQUARE
                              PROVIDENCE, RI 02906
           -----------------------------------------------------------
           (Address of principal executive offices including zip code)


                                 (401) 272-3310
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X       No
                                        -----       -----


At April 30, 1997, there were 16,496,332 shares of Common Stock, $.01 par value, issued and outstanding. There were no issued and outstanding shares of Preferred Stock.

                             CYTOTHERAPEUTICS, INC.


                                      INDEX
                                      -----



PART I.  FINANCIAL INFORMATION                                       PAGE NUMBER

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets (unaudited)
            March 31, 1997 and December 31, 1996                          3

         Condensed Consolidated Statements of Operations (unaudited)
            Three months ended March 31, 1997 and 1996                    4

         Condensed Consolidated Statements of Cash Flows (unaudited)
            Three months ended March 31, 1997 and 1996                    5

         Notes to Condensed Consolidated Financial Statements
            (unaudited)                                                   6

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           7-13


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                14

Item 6.  Exhibits and Reports on Form 8-K                                 14


SIGNATURES                                                                15

PART I - ITEM 1 - FINANCIAL STATEMENTS



CYTOTHERAPEUTICS, INC.


CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    MARCH 31, 1997          DECEMBER 31, 1996
                                                                     (UNAUDITED)                 (AUDITED)
                                                                    --------------          -----------------
ASSETS

Current assets:
     Cash and cash equivalents                                      $  14,542,789             $  19,921,584
     Marketable securities                                             22,832,604                22,685,855
     Receivables from collaborative agreement                             166,824                    70,681
     Other current assets                                                 898,516                 1,074,091
                                                                    -------------             -------------
         Total current assets                                          38,440,733                43,752,211

Property, plant and equipment, net                                     12,055,283                10,732,102
Other assets                                                            4,285,563                 3,912,430
                                                                    -------------             -------------

         Total assets                                               $  54,781,579             $  58,396,743
                                                                    =============             =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                          $   3,690,106             $   4,159,769
     Deferred revenue                                                   3,109,092                 1,859,092
     Current maturities of capitalized lease obligations                  508,076                   553,557
     Current maturities of long term debt                                 789,982                   695,570
                                                                    -------------             -------------
         Total current liabilities                                      8,097,256                 7,267,988

Capitalized lease obligations, less current maturities                  3,858,934                 3,971,594
Long term debt, less current maturities                                 3,913,605                 4,251,008

Redeemable stock                                                        7,494,935                 8,158,798

Stockholders' equity
     Common stock                                                         157,374                   156,144
     Additional paid in capital                                       108,582,600               107,649,659
     Accumulated deficit                                              (77,134,283)              (72,922,674)
     Deferred compensation                                                (47,466)                  (90,118)
     Unrealized currency loss                                            (104,529)                  (60,416)
     Unrealized gain (loss) on marketable securities                      (36,847)                   14,760
                                                                    -------------             -------------
         Total stockholders' equity                                    31,416,849                34,747,355
                                                                    -------------             -------------

         Total liabilities and stockholders' equity                 $  54,781,579             $  58,396,743
                                                                    =============             =============


     See accompanying notes to condensed consolidated financial statements.

PART I - ITEM 1 - FINANCIAL STATEMENTS



         CYTOTHERAPEUTICS, INC.


         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

               (unaudited)                                           THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                   1997               1996
                                                               -----------        -----------


               Revenue from collaborative arrangements         $ 1,856,622        $ 1,664,217

               Operating expenses:
                    Research and development                     4,649,500          3,905,159
                    General and administrative                   1,796,430          1,234,048
                                                               -----------        -----------
                                                                 6,445,930          5,139,207
                                                               -----------        -----------

               Loss from operations                             (4,589,308)        (3,474,990)

               Other income (expense):
                    Investment income                              648,630            634,525
                    Interest expense                              (175,511)          (155,595)
                    Foreign currency loss                          (95,420)                 -
                                                               -----------        -----------
                                                                   377,699            478,930
                                                               -----------        -----------

               Net loss                                        $(4,211,609)       $(2,996,060)
                                                               ===========        ===========

               Net earnings loss per share                     $     (0.26)       $     (0.20)
                                                               ===========        ===========

               Shares used in calculation                       16,471,203         15,273,969
                                                               ===========        ===========


     See accompanying notes to condensed consolidated financial statements.

PART I - ITEM 1 - FINANCIAL STATEMENTS



CYTOTHERAPEUTICS, INC.


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   THREE MONTHS ENDED
     (unaudited)                                                                        MARCH 31,
                                                                               1997                   1996
                                                                          ------------------------------------
Cash flows from operating activities:
     Net loss                                                             $ (4,211,609)           $ (2,996,060)
     Adjustments to reconcile net loss to
       net cash used for operating activities:
         Depreciation and amortization                                         476,337                 384,222
         Foreign currency loss                                                  95,049                       -
         Compensation expense relating to the grant
           of stock options                                                     15,311                  15,531
         Changes in operating assets and liabilities                           843,865              (1,797,256)
                                                                          ------------            ------------
     Net cash used in operating activities                                  (2,781,047)             (4,393,563)
                                                                          ------------            ------------

Cash flows from investing activities:
     Proceeds from sale of marketable securities                             4,801,463               3,608,160
     Purchases of marketable securities                                     (4,999,820)             (3,083,620)
     Purchase of property, plant and equipment                              (1,772,590)               (821,390)
     Acquisition of other assets                                              (430,973)                140,459
                                                                          ------------            ------------
     Net cash used in investing activities                                  (2,401,920)               (156,391)
                                                                          ------------            ------------

Cash flows from financing activities:
     Proceeds from the exercise of stock options                               297,651                 788,010
     Proceeds from financing transactions                                            -                  80,472
     Principal payments under capitalized lease obligations
       and mortgage payable                                                   (282,503)               (293,296)
                                                                          ------------            ------------
     Net cash provided by financing activities                                  15,148                 575,186
Effect of exchange rate on cash and cash equivalents                          (210,976)                      -
                                                                          ------------            ------------
Decrease in cash and cash equivalents                                       (5,378,795)             (3,974,768)
Cash and cash equivalents, January 1                                        19,921,584               9,548,579
                                                                          ------------            ------------

Cash and cash equivalents, March 31                                       $ 14,542,789            $  5,573,811
                                                                          ============            ============


See accompanying notes to consolidated condensed financial statements.

PART I - ITEM 1 - FINANCIAL STATEMENTS


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 1997 AND 1996

NOTE 1.   BASIS OF PRESENTATION

         The accompanying, unaudited, condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year ended December 31, 1997.

         For further information, refer to the audited financial statements and footnotes thereto as of December 31, 1996 included in the Company's Annual Report to Stockholders and the Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE 2.   NET LOSS PER SHARE

         Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded as their effect is antidilutive.

NOTE 3.   ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

         The Company will adopt Statement of Accounting Standards No. 128, Earnings per Share (EPS) which is effective for both interim and annual financial statements for periods ended after December 15, 1997. Under Statement 128, primary EPS computed in accordance with Opinion 15 will be replaced with a simpler calculation called basic EPS. Basic EPS will be calculated by dividing income available to common stockholders by the weighted average common shares outstanding. Fully dilutive EPS will not change significantly, but has been renamed diluted EPS. The adoption of Statement 128 is not expected to have any effect on the Company's financial statements since in the past common equivalent shares from stock options and warrants have been excluded as their effect is antidilutive.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company for the three months ended March 31, 1997 and 1996 should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related footnotes thereto.

This report may contain certain forward-looking statements regarding, among other things, the Company's expected results of operations, the progress of the Company's product development and clinical programs, the need for, and timing of, additional capital and capital expenditures, partnering prospects, the need for additional intellectual property rights, the need for additional facilities and potential market opportunities. The Company's actual results may vary materially from those contained in such forward-looking statements because of risks to which the Company is subject such as risks of delays in research, development and clinical testing programs, obsolescence of the Company's technology, lack of available funding, competition from third parties, failure of the Company's collaborators to perform, regulatory constraints, litigation and other risks to which the Company is subject. See "Cautionary Factors Relevant to Forward-looking-Information" filed herewith as Exhibit 99 and incorporated herein by reference.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1997 AND 1996

For the quarter ended March 31, 1997 and 1996 revenues from collaborative agreements totaled $1,857,000 and $1,664,000. The revenues were earned solely from a Development, Marketing and License Agreement with Astra AB, which was signed in March 1995.

Research and development expenses totaled $4,650,000 for the three months ended March 31, 1997, compared with $3,905,000 for the same period in 1996.

The increase of $745,000, or 19%, from 1996 to 1997 is principally due to increases in the number of scientists, increased spending for research agreements and the addition of Modex, a 50% owned subsidiary, which contributed $358,000 to the increase.

General and administrative expenses were $1,796,000 for the three months ended March 31, 1997, compared with $1,234,000 for the same period in 1996. The increase of $562,000, or 46%, from 1996 to 1997 was primarily attributable to legal expenses incurred related to arbitration proceedings with NeuroSpheres, the increase in patent expenses, and the addition of Modex, a 50% owned subsidiary, which contributed $75,000 to the increase.

Interest income for the three months ended March 31, 1997 and 1996 was $649,000 and $635,000, respectively. The average investment balances were $40,393,000 and $41,986,000 in the first quarter of 1997 and 1996, respectively. The increase in interest income in 1996 is primarily attributable to higher interest rates.

Interest expense was $176,000 for the three months ended March 31, 1997, compared with $156,000 for the same period in 1996. The increase from 1996 to 1997 was attributable to additional collateralized loan obligations recorded in connection with equipment financings offset, in part, by decreasing balances of existing capital leases.

Net loss for the three months ended March 31, 1997 was $4,212,000 or $0.26 per share, as compared to net earnings of $2,996,000, or $0.20 per share, for the comparable period in 1996. 1997 results include a $431,000 net loss attributable to Modex, the Company's 50% owned subsidiary.



LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its operations through the sale of common and preferred stock, the issuance of long-term debt and capitalized lease obligations, revenues from collaborative agreements, research grants and interest income.

The Company had unrestricted cash, cash equivalents and marketable securities totaling $37,375,000 at March 31, 1997. Cash equivalents and marketable securities are invested in agencies of the U.S. government, investment grade corporate bonds and money market funds.

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

In October 1996, the Company obtained financing of $5,500,000 from a bank, secured by a mortgage on the new facility. The Company had borrowed $1,450,000 under this agreement as of March 31, 1997. Any unused commitment expires October 31, 1997. Quarterly principal payments of 1/40 of the loan balance commence September 30, 1997 with the balance due at maturity, October 2001. The loan agreement requires the Company provide full cash collateral if the Company's unencumbered cash balance falls below $18,000,000 and to comply with certain financial covenants.

In May 1996, the Company secured an equipment loan facility with a bank in the amount of $2,000,000. The Company has borrowed $741,000 under this agreement as of March 31, 1997. The loan requires interest payments only for the first year; principal payments are payable over a three-year period beginning May 1997. Any unused commitment expires on May 15, 1997. The loan is secured by equipment purchased with the proceeds of the credit facility.

In February 1997, CytoTherapeutics and Cognetix, Inc. entered into a Collaboration and Development Agreement to screen selected peptides isolated by Cognetix for possible development into therapeutic products aimed at a broad range of human disease states using CytoTherapeutics' cell-based delivery technology. Based on in vitro data, a screening committee comprised of an equal number of representatives from each of CytoTherapeutics and Cognetix will determine which compounds to select for in vivo studies and possible clinical trials. The companies will generally share expenses associated with the development of any specific product candidate and any resulting revenues, except as otherwise determined on a product-by-product basis. As part of the agreement with Cognetix, CytoTherapeutics has purchased $250,000 of Cognetix preferred stock and subject to certain milestones, is obligated to purchase up to a total of $1,750,000 of Cognetix stock over the next year.

In November 1996, the Company signed collaborative development and licensing agreements with Genentech, Inc. relating to the development of products using the Company's technology to deliver certain of Genentech's proprietary growth factors to treat Parkinson's disease, Huntington's disease and amyotrophic lateral sclerosis ("ALS").

Under the terms of the agreement for Parkinson's disease, Genentech purchased 829,171 shares of common stock for $8,300,000 to fund development of products to treat Parkinson's disease. Additional equity purchases and other funding by Genentech is available for future clinical development as determined by the parties. If the Parkinson's program is terminated and the funds the Company received from the sale of stock to Genentech pursuant to the Parkinson's agreement exceed the expenses incurred by the Company in connection with such studies by more than $1 million, Genentech has the right to require the Company to repurchase from Genentech shares of Company Common Stock having a value equal to the amount of the overfunding, based upon the share price paid by Genentech. As such, the Common Stock purchased by Genentech is classified as Redeemable Common Stock until such time as the related funds are expended on the program. Upon commercialization, Genentech and the Company will share profits in the U.S. at an agreed upon percentage, and Genentech will pay the Company a royalty based upon deals outside the U.S. The Company retains manufacturing rights and will be paid manufacturing costs for products sold.

The Company also licensed certain growth factors for the treatment of both Huntington's disease and amyotrophic lateral sclerosis ("ALS"). Under the terms of the agreements, the Company is responsible for conducting and funding all preclincal and clinical development, subject to specified rights of Genentech to participate in the development and marketing of the proposed products. Should Genentech share in the development cost of the proposed products, the companies will share profits at a negotiated percentage upon commercialization. Should Genentech elect not to participate in the development, upon commercialization, the Company will pay Genentech an agreed upon royalty based upon sales. These agreements supersede the Development Collaboration and License Agreement between the Company and Genentech entered into in March 1994.

In July 1996, the Company invested $2 million in Modex, a 50% owned Swiss subsidiary, to pursue extensions of the Company's encapsulated-cell technology for specific applications outside the central nervous system, with a commitment to invest an additional Sfr 2.4 million on the second anniversary of the agreement if Modex has, prior to that time, achieved one or more specified scientific milestones. An investment fund, managed by a Swiss private bank, has invested $2 million in Modex, with a commitment to invest an additional Sfr 1.2 million on the second anniversary of the agreement, in exchange for a 15% stake in the company. The remaining 35% of Modex is owned by the scientific founders of Modex. The Company has granted to Modex an exclusive, royalty-bearing license to the Company's proprietary encapsulated-cell technology for three applications outside the central nervous system: diabetes, obesity and anemia. Modex granted the

Company an exclusive royalty-bearing license to any technology developed or obtained by Modex for application to diseases, conditions and disorders which affect the central nervous system. In addition to its royalty obligations, the Company is also obligated to issue to Modex up to 300,000 shares of the Company's Common Stock on the achievement by Modex of certain scientific milestones. Substantially all of these shares are expected to be awarded by Modex as incentive compensation to Modex' founding scientists and other researchers upon achievement of such milestones.

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

In March 1995, the Company signed a collaborative research and development agreement with Astra for the development and marketing of certain encapsulated-cell products to treat pain. Astra made an initial, nonrefundable payment of $5,000,000, a milestone payment of $3,000,000 in the first quarter of 1997 which will be recognized in the second quarter of 1997 and may make up to $13,000,000 in additional payments subject to the achievement of certain development milestones. Under the agreement, the Company is obligated to conduct certain research and development pursuant to a four-year research plan agreed upon by the parties. Over the term of the research plan, the Company expects to receive annual research payments from Astra of $5 million to $7 million, which the Company expects should approximate the research and development costs incurred by the Company under the plan. Subject to the successful development of such products and obtaining necessary regulatory approvals, Astra is obligated to conduct all clinical trials of products arising from the collaboration and to seek approval for their sale and use. Astra has the exclusive worldwide right to market products covered by the agreement. Until the later of either the last to expire of all patents included in the licensed technology or a specified fixed term, the Company is entitled to a royalty on the worldwide net sales of such products in return for the license granted to Astra and the Company's obligation to manufacture and supply products. Astra has the right to terminate the agreement after April 1, 1998.

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

The Company has instituted an arbitration proceeding in Alberta, Canada, against NeuroSpheres, Ltd. pursuant to the dispute settlement provisions of the Research Agreement between the Company and NeuroSpheres. The Company is seeking a determination of the definition of cells to which CytoTherapeutics has rights under the agreement. In addition, the Company has filed a complaint and request for injunctive relief to prevent NeuroSpheres from licensing to third parties rights it has licensed exclusively to CytoTherapeutics. This action was filed in the United States District Court for the District of Rhode Island. CytoTherapeutics believes that NeuroSpheres proposed interpretation of the definition of the cells licensed is legally and scientifically without merit. The parties are working to resolve the dispute.

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

The Company expects that its existing capital resources, revenues from collaborative agreements and income earned on invested capital will be sufficient to fund its operations into the first half of 1999. The Company's cash requirements may vary, however, depending on numerous factors. Lack of necessary funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs and/or its capital expenditures or to license its potential products or technologies to third parties.

PART II - ITEM 1


LEGAL PROCEEDINGS

         Previously reported.

PART II - ITEM 6


EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         Exhibit 99 - Cautionary Factors Relevant to
           Forward-Looking-Information.

(b)      REPORTS ON FORM 8-K

         None.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             CYTOTHERAPEUTICS, INC.
                                             -----------------------------------
                                             (Name of Registrant)




MAY 14, 1997                                 /s/ FREDERIC A. EUSTIS, III
----------------                             -----------------------------------
(Date)                                       Acting Chief Financial Officer and
                                             Treasurer
                                             (principal financial officer)



                                             /s/ SUZANNE L. FLEMING
                                             -----------------------------------
                                             Controller
                                             (principal accounting officer)