Form 10-Q
period 1997-06-30
CYTOTHERAPEUTICS INC/DE
filed 1997-08-14
CIK 883975

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED:                                           0-19871
JUNE 30, 1997                                             COMMISSION FILE NUMBER


                             CYTOTHERAPEUTICS, INC.
             (Exact name of registrant as specified in its charter)


         DELAWARE                                             94-3078125
         --------                                             ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                              identification No.)



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



At July 31, 1997 there were 16,536,172 shares of Common Stock, $.01 par value, issued and outstanding. There were no issued and outstanding shares of Preferred Stock.

                             CYTOTHERAPEUTICS, INC.


                                      INDEX



PART I.  FINANCIAL INFORMATION                                       Page Number
------------------------------                                       -----------

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets (unaudited)
             June 30, 1997 and December 31, 1996                           3


          Condensed Consolidated Statements of Operations
             (unaudited) Three and six months ended
             June 30, 1997 and 1996                                        4

          Condensed Consolidated Statements of Cash Flows
             (unaudited) Six months ended June 30, 1997 and 1996           5

          Notes to Condensed Consolidated Financial Statements
             (unaudited)                                                   6

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           7-14



PART II.  OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings                                                15

Item 4.   Submission of Matters to a Vote of Security-Holders              15

Item 5.   Other matters                                                    15

Item 6.   Exhibits and Reports on Form 8-K                                 15-16


SIGNATURES                                                                 17

PART I - ITEM 1 - FINANCIAL STATEMENTS
--------------------------------------


CYTOTHERAPEUTICS, INC.


CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       June 30, 1997         December 31, 1996
                                                                        (unaudited)             (audited)
                                                                      ----------------       ----------------
Assets

Current assets:
    Cash and cash equivalents                                           $ 12,434,980          $ 19,921,584
    Marketable securities                                                 18,821,289            22,685,855
    Receivables from collaborative agreement                                 162,967                70,681
    Other current assets                                                   1,167,613             1,074,091
                                                                        ------------          ------------
       Total current assets                                               32,586,849            43,752,211

Property, plant and equipment, net                                        14,329,002            10,732,102
Other assets                                                               4,385,865             3,912,430
                                                                        ------------          ------------

       Total assets                                                     $ 51,301,716          $ 58,396,743
                                                                        ============          ============


Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable and accrued expenses                               $  4,125,335          $  4,159,769
    Deferred revenue                                                          20,371             1,859,092
    Current maturities of capitalized lease obligations                      519,418               553,557
    Current maturities of long term debt                                     647,613               695,570
                                                                        ------------          ------------
       Total current liabilities                                           5,312,737             7,267,988

Capitalized lease obligations, less current maturities                     3,710,000             3,971,594
Long term debt, less current maturities                                    3,921,342             4,251,008

Redeemable common stock                                                    6,667,681             8,158,798

Stockholders' equity
    Common stock                                                             158,401               156,144
    Additional paid in capital                                           109,486,998           107,649,659
    Accumulated deficit                                                  (77,802,237)          (72,922,674)
    Deferred compensation                                                    (35,359)              (90,118)
    Unrealized currency loss                                                (100,765)              (60,416)
    Unrealized gain (loss) on marketable securities                          (17,082)               14,760
                                                                        ------------          ------------
       Total stockholders' equity                                         31,689,956            34,747,355
                                                                       -------------         -------------

       Total liabilities and stockholders' equity                      $  51,301,716         $  58,396,743
                                                                       =============         =============


    See accompanying notes to condensed consolidated financial statements.

PART I - ITEM 1 - FINANCIAL STATEMENTS
------------------------------------------



  CYTOTHERAPEUTICS, INC.


  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

    (unaudited)

                                                      Three Months Ended                           Six Months Ended
                                                           June 30,                                     June 30,
                                                    1997                1996                 1997                 1996
                                             ----------------      ----------------      -------------        -------------

Revenue from collaborative arrangements        $  5,084,864         $  1,850,632         $  6,941,486         $  3,514,849

Operating expenses:
    Research and development                      4,449,727            4,175,341            9,099,227            8,080,500
    General and administrative                    1,684,917            1,173,221            3,481,347            2,407,269
                                               ------------         ------------         ------------         ------------
                                                  6,134,644            5,348,562           12,580,574           10,487,769
                                               ------------         ------------         ------------         ------------

Loss from operations                             (1,049,780)          (3,497,930)          (5,639,088)          (6,972,920)

Other income (expense):
    Investment income                               467,769              572,744            1,116,399            1,207,269
    Interest expense                                (70,583)            (149,145)            (246,094)            (304,740)
    Other income (expense)                          (15,360)             342,500             (110,780)             342,500
                                               ------------         ------------         ------------         ------------
                                                    381,826              766,099              759,525            1,245,029
                                               ------------         ------------         ------------         ------------

Net loss                                       ($   667,954)        ($ 2,731,831)        ($ 4,879,563)        ($ 5,727,891)
                                               ============         ============         ============         ============

Net loss per share                             ($      0.04)        ($      0.18)        ($      0.30)        ($      0.37)
                                               ============         ============         ============         ============

Shares used in calculation                       16,498,374           15,368,009           16,484,864           15,320,989
                                               ============         ============         ============         ============


    See accompanying notes to condensed consolidated financial statements.

PART I - ITEM 1 - FINANCIAL STATEMENTS
-------------------------------------------



CYTOTHERAPEUTICS, INC.


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (unaudited)
                                                                            Six Months Ended June 30,
                                                                            1997                1996
                                                                      ------------------------------------
Cash flows from operating activities:
    Net loss                                                            ($ 4,879,563)        ($ 5,727,891)
    Adjustments to reconcile net loss to
      net cash used for operating activities:
       Depreciation and amortization                                         967,350              794,645
       Compensation expense relating to the grant
         of stock options                                                     27,413               31,061
       Loss on sale of fixed assets                                              825                   --
       Changes in operating assets and liabilities                        (1,963,479)            (639,653)
                                                                        ------------         ------------
    Net cash used in operating activities                                 (5,847,454)          (5,541,838)
                                                                        ------------         ------------

Cash flows from investing activities:
    Proceeds from sale of marketable securities                            9,936,929            6,207,051
    Purchases of marketable securities                                    (6,104,205)          (3,083,620)
    Purchase of property, plant and equipment                             (4,504,373)          (1,149,202)
    Proceeds from the sale of fixed assets                                     1,941                   --
    Acquisition of other assets                                             (572,576)            (305,791)
                                                                        ------------         ------------
    Net cash provided by (used in) investing activities                   (1,242,284)           1,668,438
                                                                        ------------         ------------

Cash flows from financing activities:
    Proceeds from the exercise of stock options                              375,825            1,085,138
    Proceeds from financing transactions                                          --              821,172
    Principal payments under capitalized lease obligations
      and mortgage payable                                                  (538,485)            (497,425)
                                                                        ------------         ------------
    Net cash provided by (used in) financing activities                     (162,660)           1,408,885
Effect of exchange rate on cash and cash equivalents                        (234,206)                  --
                                                                        ------------         ------------
Decrease in cash and cash equivalents                                     (7,486,604)          (2,464,515)
Cash and cash equivalents, January 1                                      19,921,584            9,548,579
                                                                        ------------         ------------

Cash and cash equivalents, June 30                                      $ 12,434,980         $  7,084,064
                                                                        ============         ============


See accompanying notes to condensed consolidated financial statements.

 PART I - ITEM 1 - FINANCIAL STATEMENTS
 --------------------------------------


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 1997 AND 1996

NOTE 1.   BASIS OF PRESENTATION

     The accompanying, unaudited, condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year ended December 31, 1997.

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

NOTE 4.   LEGAL PROCEDINGS

     The Company has settled its dispute with NeuroSpheres LTD. The pending action in the United States District Court and its counterpart actions in Calgary, as well as all arbitration proceedings have been discontinued. Under the terms of the settlement, the Company has an exclusive royalty-bearing license to growth-factor responsive stem cells for transplantation. NeuroSpheres has an option to acquire co-exclusive rights in exchange for an up front payment of $5,000,000. NeuroSpheres' option expires in 1998, if unexercised. The parties have no further research obligations to each other.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company for the three and six months ended June 30, 1997 and 1996 should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related footnotes thereto.

This report may contain certain forward-looking statements regarding, among other things, the Company's results of operations, the progress of the Company's product development and clinical programs, the need for, and timing of, additional capital and capital expenditures, partnering prospects, the need for additional intellectual property rights, effects of regulations, the need for additional facilities and potential market opportunities. The Company's actual results may vary materially from those contained in such forward-looking statements because of risks to which the Company is subject such as risks of delays in research, development and clinical testing programs, obsolescence of the Company's technology, lack of available funding, competition from third parties, failure of the Company's collaborators to perform, regulatory constraints, litigation and other risks to which the Company is subject. See "Cautionary Factors Relevant to Forward-Looking-Information" filed herewith as
Exhibit 99 and incorporated herein by reference.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1997 AND 1996

For the quarter ended June 30, 1997 and 1996, revenues from collaborative agreements totaled $5,085,000 and $1,851,000, respectively. The revenues were earned primarily from a Development, Marketing, and License Agreement with Astra AB. For the quarter ended June 30, 1997, the Company recognized a $3,000,000 milestone payment from Astra related to the Phase II clinical program for ACTID (Analgesic Cell Therapy Implantable Device), the Company's cell-containing, pain control implant.

Research and development expenses totaled $4,450,000 for the three months ended June 30, 1997, compared with $4,175,000 for the same period in 1996 The increase of $275,000, or 7%, from 1996 to 1997 is principally due to increases in the number of scientists and the addition of Modex, a 50% owned subsidiary, which contributed $347,000 to the expense increase, partially offset by a decrease in expenses related to research agreements.

General and administrative expenses were $1,685,000 for the three months ended June 30, 1997, compared with $1,173,000 for the same period in 1996. The increase of 512,000 or 44%, from 1996 to 1997 was primarily attributable to legal expenses incurred related to arbitration proceedings with NeuroSpheres, an increase in patent expenses and the addition of Modex, a 50% owned subsidiary, which contributed $211,000 to the increase.

Other income in the amount of $343,000 was received in May 1996 for settlement of a legal suit filed on behalf of the Company.

Interest income for the three months ended June 30, 1997 and 1996 was $468,000 and $573,000, respectively. The average investment balances were $34,672,000 and $38,807,000 in the second quarter of 1997 and 1996, respectively.

Interest expense was $71,000 for the three months ended June 30, 1997, compared with $149,000 for the same period in 1996. The decrease from 1997 to 1996 was attributable to the capitalization of interest for the new facility in the amount of $99,000.

Net loss for the three months ended June 30, 1997 was $668,000, or $0.04 per share, as compared to net loss of $2,732,000, or $0.18 per share, for the comparable period in 1996.

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1997 AND 1996

For the six months ended June 30, 1997 and 1996, revenues from collaborative agreements totaled $6,941,000 and $3,515,000. The revenues were earned primarily from a Development, Marketing and License Agreement with Astra AB. Included in the 1997 revenues is a $3,000,000 milestone payment from Astra related to the Phase II clinical program for ACTID (Analgesic Cell Therapy Implantable Device), the Company's cell-containing, pain control implant.

Research and development expenses totaled $9,099,000 for the six months ended June 30, 1997, compared with $8,081,000 for the same period in 1996. The increase of $1,018,000 or 13%, from 1996 to 1997 is principally due to increases in the number of scientists and related expenses and the addition of Modex, a 50% owned subsidiary, which contributed $704,000 to the increase.

General and administrative expenses were $3,481,000 for the six months ended June 30, 1997, compared with $2,407,000 for the same period in 1996. The increase of $1,074,000 or 45%, from 1996 to 1997 was primarily attributable to increased spending for legal fees associated with the NeuroSpheres litigation, patents, recruiting fees and other professional services, as well as, the addition of Modex, a 50% owned subsidiary, which contributed $286,000 to the increase.

Other income in the amount of $343,000 was received in May 1996 for settlement of a legal suit filed on behalf of the Company.

Interest income for the six months ended June 30, 1997 and 1996 was $1,116,000 and $1,207,000, respectively. The average investment balances were $37,555,000 and $40,517,000 for the first six months of 1997 and 1996, respectively.

Interest expense was $246,000 for the six months ended June 30, 1997, compared with $305,000 for the same period in 1996. The decrease from 1996 to 1997 was attributable to the capitalization of interest for the new facility in the amount of $99,000.

Net loss for the six months ended June 30, 1997 was $4,880,000, or $0.30 per share, as compared to net loss of $5,728,000, or $0.37 per share, for the comparable period in 1996.


LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its operations through the sale of common and preferred stock, the issuance of long-term debt and capitalized lease obligations, revenues from collaborative agreements, research grants and interest income.

The Company had unrestricted cash, cash equivalents and marketable securities totaling $31,256,000 at June 30, 1997. Cash equivalents and marketable securities are invested in agencies of the U.S. government, investment grade corporate bonds and money market funds.

The Company currently occupies all of its laboratory and administrative office space, other than that at its pilot manufacturing site, under the terms of operating leases subject to termination upon nine months notice by the Company. As a result of an anticipated increase in the number of employees, the Company's current facilities will not be sufficient to accommodate the Company's needs past the end of 1997. The Company has purchased land and a building and began construction of a new headquarters and laboratory facility in the fourth quarter of 1996. The total cost of the project is estimated to be $7,800,000. The Company has spent $6,273,000 on the project through June 30, 1997.

In October 1996, the Company obtained financing of $5,500,000 from a bank, secured by a mortgage on the new facility. The Company had borrowed $1,450,000 under this agreement as of June 30, 1997. Any unused commitment expires October 31, 1997. Quarterly principal payments of 1/40 of the loan balance commence September 30, 1997 with the balance due at maturity, October 2001. The loan agreement requires the Company provide full cash collateral if the Company's unencumbered cash balance falls below $18,000,000 and to comply with certain financial covenants.

In May 1996, the Company secured an equipment loan facility with a bank in the amount of $2,000,000. The Company has borrowed $741,000 under this agreement as of June 30, 1997. The loan requires interest payments only for the first two years; principal payments are payable over a three-year period beginning May 1998. Any unused commitment expires on May 15, 1998. The loan is secured by equipment purchased with the proceeds of the credit facility.

In April 1997, CytoTherapeutics entered into an agreement with NeuroSpheres LTD replacing all previous agreements and resolving its dispute with NeuroSpheres. The pending action in the United State District Court and its counterpart actions in Calgary, as well as all arbitration proceedings have been discontinued. Under the terms of the settlement, the Company has an exclusive royalty-bearing license to growth-factor responsive stem cells for transplantation. NeuroSpheres has an option to acquire co-exclusive rights in exchange for an up front payment of $5,000,000. NeuroSpheres' option expires in 1998, if unexercised. The parties have no further research obligations to each other.

In February 1997, CytoTherapeutics and Cognetix, Inc. entered into a Collaboration and Development Agreement to screen selected peptides isolated by Cognetix for possible development into therapeutic products aimed at a broad range of human disease states using CytoTherapeutics' cell-based delivery technology. Based on in vitro data, a screening committee comprised of an equal number of representatives from CytoTherapeutics and Cognetix will determine which compounds to select for in vivo studies and possible clinical trials. The companies will generally share expenses associated with the development of any specific product candidate and any resulting revenues, except as otherwise determined on a product-by-product basis. As part of the agreement with Cognetix, CytoTherapeutics has purchased $250,000 of Cognetix preferred stock and subject to certain milestones, is obligated to purchase up to a total of $1,750,000 of Cognetix stock over the next year. In July 1997, the Company loaned $250,000 to Cognetix. The loan will bear interest and is payable on the earlier of February 20, 1998 or the completion of a financing greater than $2,000,000 by Cognetix.

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

The Company also licensed certain growth factors for the treatment of Huntington's disease and amyotrophic lateral sclerosis ("ALS"). Under the terms of the agreements, the Company is responsible for conducting and funding all preclincal and clinical development, subject to specified rights of Genentech to participate in the development and marketing of the proposed products. Should Genentech share in the development cost of the proposed products, the companies will share profits at a negotiated percentage upon commercialization. Should Genentech elect not to participate in the development, upon commercialization, the Company will pay Genentech an agreed upon royalty based upon sales. These agreements supersede the Development Collaboration and License Agreement between the Company and Genentech entered into in March 1994.

In July 1996, the Company invested $2 million in Modex, a 50% owned Swiss subsidiary, to pursue extensions of the Company's encapsulated-cell technology for specific applications outside the central nervous system, with a commitment to invest an additional Sfr 2.4 million on the second anniversary of the agreement if Modex has, prior to that time, achieved one or more specified scientific milestones. An investment fund, managed by Swiss private bank, has invested $2 million in Modex, with a commitment to invest an additional Sfr 1.2 million on the second anniversary of the agreement, in exchange for a 15% stake in the company. The remaining 35% of Modex is owned by the scientific founders of Modex. The Company has granted to Modex an exclusive, royalty-bearing license to the Company's proprietary encapsulated-cell technology for three applications outside the central nervous system: diabetes, obesity and anemia. Modex granted the Company an exclusive royalty-bearing license to any technology developed or obtained by Modex for application to diseases, conditions and disorders which affect the central nervous system. In addition to its royalty obligations, the Company is also obligated to issue to Modex up to 300,000 shares of the Company's Common Stock on the achievement by Modex of certain scientific milestones. Substantially all of these shares are expected to be awarded by Modex as incentive compensation to Modex' founding scientists and other researchers upon achievement of such milestones.

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

In March 1995, the Company signed a collaborative research and development agreement with Astra for the development and marketing of certain encapsulated-cell products to treat pain. Astra made an initial, nonrefundable payment of $5,000,000, a milestone payment of $3,000,000 in the first quarter of 1997 which was recognized as revenue in the second quarter of 1997 and may make up to $13,000,000 in additional payments subject to the achievement of certain development milestones. Under the agreement, the Company is obligated to conduct certain research and development pursuant to a four-year research plan agreed upon by the parties. Over the term of the research plan, the Company expects to receive annual research payments from Astra of $5 million to $7 million, which the Company expects should approximate the research and development costs incurred by the Company under the plan. Subject to the successful development of such products and obtaining necessary regulatory approvals, Astra is obligated to conduct all clinical trials of products arising from the collaboration and to seek approval for their sale and use. Astra has the exclusive worldwide right to market products covered by the agreement. Until the later of either the last to expire of all patents included in the licensed technology or a specified fixed term, the Company is entitled to a royalty on the worldwide net sales of such products in return for the license granted to Astra and the Company's obligation to manufacture and supply products. Astra has the right to terminate the agreement after April 1, 1998.

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

PART II - ITEM 1
----------------
LEGAL PROCEEDINGS

The Company has settled its dispute with NeuroSpheres LTD. The pending action in the United States District Court and its counterpart actions in Calgary, as well as all arbitration proceedings have been discontinued. Under the terms of the settlement, the Company has an exclusive royalty-bearing license to growth-factor responsive stem cells for transplantation. NeuroSpheres has an option to acquire co-exclusive rights in exchange for an up front payment of $5,000,000. NeuroSpheres' option expires in 1998, if unexercised. The parties have no further research obligations to each other.

PART II - ITEM 4
----------------
SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

(a) On May 6, 1997 the 1997 Annual Meeting of Stockholders was held in Providence, Rhode Island.

(b)  Not applicable.

(c) The following is a brief description of each matter voted upon at the meeting and a breakdown of the votes cast for, against or withheld, as well as the number of abstentions voted for each proposal.

     1. Proposal to elect the following nominees as Directors of the Company:
     Patrick Aebischer, Peter Simon, Richard Ramsden

               Dr. Aebischer -               13,247,349 votes in favor
                                             17,966 votes withheld
               Mr. Simon -                   13,247,468 votes in favor
                                             17,847 votes withheld
               Mr. Ramsden -                 13,247,468 votes in favor
                                             16,847 votes withheld

     2. Proposal to increase by 100,000 the number of shares of Common Stock available for issuance under the Company's 1992 Employee Stock Purchase Plan.

                                 12,706,879 votes in favor
                                 74,487 votes against
                                 43,980 votes abstaining
                                 439,969 votes delivered - not voted



PART II - ITEM 5
----------------
OTHER INFORMATION

Effective as of August 4, 1997, Sandra Nusinoff Lehrman, M.D. resigned from the Company. Dr. Lehrman had served as the President, Chief Operating Officer and a Director of the Company. E. Edward Baetge, Ph.D. Vice President, Research, has also resigned from the Company.

PART II - ITEM 6
----------------
EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     Exhibit 99 - Cautionary Factors Relevant to Forward-Looking-Information.

(b)  REPORTS ON FORM 8-K

     None.

                                    SIGNATURE




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   CYTOTHERAPEUTICS, INC.
                                   (Name of Registrant)




August 14, 1997                    /s/ John S. McBride
---------------                    ------------------------------
(Date)                             Senior Vice President and Chief
                                   Financial Officer
                                   (principal financial officer and
                                     principal accounting officer)