Form 10-Q
period 1997-09-30
CYTOTHERAPEUTICS INC/DE
filed 1997-11-14
CIK 883975

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:                             0-19871
September 30, 1997                          Commission File Number


                          CYTOTHERAPEUTICS, INC.
           (Exact name of registrant as specified in its charter)


      DELAWARE                                    94-3078125
      --------                                    ----------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  identification No)


                       701 GEORGE WASHINGTON HIGHWAY
                             LINCOLN, RI  02865
                             ------------------
        (Address of principal executive offices including zip code)


                               (401) 288-1000
                               --------------
            (Registrant's telephone number, including area code)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days. Yes  X      No
                                                  -------      -------

At October 31, 1997, there were 17,813,502 shares of Common Stock, $.01 par value, issued and outstanding. There were no issued and outstanding shares of Preferred Stock.

                                CYTOTHERAPEUTICS, INC.


                                        INDEX




PART I.  FINANCIAL INFORMATION                                      Page Number

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets (unaudited)
            September 30, 1997 and December 31, 1996......................    3

         Condensed Consolidated Statements of Operations (unaudited)
            Three and nine months ended September 30, 1997 and 1996.......    4

         Condensed Consolidated Statements of Cash Flows (unaudited)
            Nine months ended September 30, 1997 and 1996.................    5

         Notes to Condensed Consolidated Financial Statements (unaudited).  6-8

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations........................... 9-16


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................   17

Item 6.  Exhibits and Reports on Form 8-K.................................   17


SIGNATURES................................................................   18

PART I--ITEM 1--FINANCIAL STATEMENTS

CYTOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             SEPTEMBER 30, 1997  DECEMBER 31, 1996
                                                                                (UNAUDITED)          (AUDITED)
                                                                             ------------------  -----------------
Assets
Current assets:
  Cash and cash equivalents.................................................    $    6,394,522      $  19,921,584
  Marketable securities.....................................................        20,224,529         22,685,855
  Receivables from collaborative agreement..................................           130,294             70,681
  Other current assets......................................................         1,789,560          1,074,091
                                                                             ------------------  -----------------
    Total current assets....................................................        28,538,905         43,752,211
Property, plant and equipment, net..........................................        15,832,406         10,732,102
Other assets................................................................         5,578,719          3,912,430
                                                                             ------------------  -----------------
    Total assets............................................................    $   49,950,030      $  58,396,743
                                                                             ------------------  -----------------
                                                                             ------------------  -----------------
Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable and accrued expenses....................................    $    5,316,015      $   4,159,769
  Deferred revenue.........................................................         1,766,592          1,859,092
  Current maturities of capitalized lease obligations......................           454,057            553,557
  Current maturities of long term debt.....................................           626,244            695,570
                                                                             ------------------  -----------------
    Total current liabilities..............................................         8,162,908          7,267,988

Capitalized lease obligations, less current maturities.....................         3,631,250          3,971,594
Long term debt, less current maturities....................................         3,832,694          4,251,008

Redeemable common stock....................................................         6,411,712          8,158,798

Stockholders' equity
  Common stock.............................................................           172,390            156,144
  Additional paid in capital...............................................       119,580,825        107,649,659
  Accumulated deficit......................................................       (89,949,843)       (72,922,674)
  Deferred compensation....................................................        (1,773,256)           (90,118)
  Cumulative translation adjustment........................................          (115,276)           (60,416)
  Unrealized gain (loss) on marketable securities..........................            (3,374)            14,760
                                                                             ------------------  -----------------
    Total stockholders' equity.............................................        27,911,466         34,747,355
                                                                             ------------------  -----------------
    Total liabilities and stockholders' equity.............................    $   49,950,030      $  58,396,743
                                                                             ------------------  -----------------
                                                                             ------------------  -----------------

    See accompanying notes to condensed consolidated financial statements.

PART I--ITEM 1--FINANCIAL STATEMENTS

CYTOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                                     -----------------------------  -----------------------------
(UNAUDITED)                                               1997           1996            1997           1996
---------------------------------------------------  --------------  -------------  --------------  -------------
Revenue from collaborative arrangements............  $    1,798,552  $   1,790,665  $    8,740,038  $   5,305,514

Operating expenses:
  Research and development.........................       4,636,541      4,205,121      13,735,768     12,285,621
  Acquired research and development................       8,312,422                      8,312,422
  General and administrative.......................       1,377,468      1,611,152       4,858,815      4,018,421
                                                     --------------  -------------  --------------  -------------
                                                         14,326,431      5,816,273      26,907,005     16,304,042
                                                     --------------  -------------  --------------  -------------

Loss from operations...............................     (12,527,879)    (4,025,608)    (18,166,967)   (10,998,528)

Other income (expense):
  Investment income................................         409,900        525,773       1,526,299      1,733,042
  Interest expense.................................         (51,047)      (162,718)       (297,141)      (467,458)
  Other income (expense)...........................          21,420         54,394         (89,360)       396,894
                                                     --------------  -------------  --------------  -------------
                                                            380,273        417,449       1,139,798      1,662,478
                                                     --------------  -------------  --------------  -------------

Net loss...........................................  ($  12,147,606) ($  3,608,159) ($  17,027,169) ($  9,336,050)
                                                     --------------  -------------  --------------  -------------
                                                     --------------  -------------  --------------  -------------

Net loss per share.................................  ($        0.73) ($       0.23) ($        1.03) ($       0.61)
                                                     --------------  -------------  --------------  -------------
                                                     --------------  -------------  --------------  -------------

Shares used in calculation.........................      16,629,152     15,413,723      16,533,152     15,352,760
                                                     --------------  -------------  --------------  -------------
                                                     --------------  -------------  --------------  -------------

    See accompanying notes to condensed consolidated financial statements.

PART I--ITEM 1--FINANCIAL STATEMENTS

CYTOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
(UNAUDITED)                                                                                 1997           1996
                                                                                       --------------  -------------
Cash flows from operating activities:
  Net loss...........................................................................  ($  17,027,169) ($  9,336,050)
  Adjustments to reconcile net loss to
   net cash used for operating activities:
    Depreciation and amortization....................................................       1,452,212      1,218,629
    Acquired research and development................................................       8,312,422
    Compensation expense relating to the grant of stock options......................          39,515         46,592
    Loss on sale of fixed assets.....................................................           1,434
    Changes in operating assets and liabilities......................................      (1,225,959)       234,226
                                                                                        --------------  -------------
  Net cash used in operating activities..............................................      (8,447,545)    (7,836,603)
                                                                                        --------------  -------------
Cash flows from investing activities:
    Proceeds from sale of marketable securities......................................      15,020,093     12,800,806
    Purchases of marketable securities...............................................     (12,576,903)    (3,083,620)
    Purchase of property, plant and equipment........................................      (6,452,886)    (3,262,684)
    Proceeds from the sale of fixed assets...........................................           3,926
    Acquisition of other assets......................................................        (611,479)      (610,892)
                                                                                         -------------   ------------
    Net cash provided by (used in) investing activities..............................      (4,617,249)     5,843,610
                                                                                         -------------   ------------
Cash flows from financing activities:
    Proceeds from the exercise of stock options......................................         577,673      1,424,674
    Proceeds from convertible subordinated debt......................................                      1,920,461
    Proceeds from financing transactions.............................................                        821,172
    Principal payments under capitalized lease obligations and mortgage payable......        (807,677)      (876,941)
                                                                                       --------------  -------------
    Net cash provided by (used in) financing activities..............................        (230,004)     3,289,366
                                                                                       --------------  -------------

Effect of exchange rate on cash and cash equivalents.................................        (232,264)
Increase (decrease) in cash and cash equivalents.....................................     (13,527,062)     1,296,373
Cash and cash equivalents, January 1.................................................      19,921,584      9,548,579
                                                                                       --------------  -------------
Cash and cash equivalents, September 30..............................................  $    6,394,522  $  10,844,952
                                                                                       --------------  -------------
                                                                                       --------------  -------------

    See accompanying notes to condensed consolidated financial statements.

PART I - ITEM 1 - FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 1997 and 1996

NOTE 1.   BASIS OF PRESENTATION

         The accompanying, unaudited, condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year ended December 31, 1997.

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

         In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" and Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information." Statement No. 130 establishes standards for reporting and display of comprehensive income and its components. Statement No. 131 establishes standards for the way that public companies report information about operating segments in financial statements. This statement supersedes Statement No, 14, "Financial Reporting for Segments of a Business Enterprise" but retains the requirements to report information about major customers. Statements 130 and 131 are effective for the Company in fiscal 1998. The Company does not believe that the adoption of these Statements will have a material effect on the Company's financial statements.

NOTE 4.   LEGAL PROCEEDINGS

         The Company has settled its dispute with NeuroSpheres Ltd. The action in the United States District Court and its counterpart actions in Calgary, as well as all arbitration proceedings have been discontinued. Under the terms of the settlement, the Company has an exclusive royalty-bearing license to growth-factor responsive stem cells for transplantation. NeuroSpheres has an option to acquire co-exclusive rights in exchange for an up front payment of $5,000,000. NeuroSpheres' option expires in 1998, if unexercised. The parties have no further research obligations to each other.

NOTE 5.   STEMCELLS MERGER

         In September 1997, a merger of a wholly-owned subsidiary of the Company and StemCells, Inc. was completed. Through the merger, the Company acquired StemCells for a purchase price totaling approximately $9,443,000, consisting of 1,580,000 new shares of the Company's Common Stock, $.01 par value valued at $7,900,000, the assumption of certain liabilities of $934,000 and transaction costs of $609,000. The purchase price was allocated, through a valuation, to license agreements valued at $1,131,000 to be amortized over three years and acquired research and development of $8,312,000 which has been expensed. As part of the acquisition of StemCells, Richard M. Rose, M.D., became President, Chief Executive Officer and a Director of CytoTherapeutics and Dr. Irving Weissman became a Director of CytoTherapeutics. Upon consummation of the merger, the Company entered into consulting arrangements with the principal scientific founders of StemCells; Dr. Irving Weissman, Dr. Fred H. Gage and Dr. David Anderson. Each principal founder will join the Company's Scientific Advisory Board with Dr. Weissman serving as the Chairman of the Scientific Advisory Board.

         To attract and retain Drs. Rose, Weissman, Gage and Anderson, and to expedite the progress of the Company's stem cell program, the Company awarded these individuals options to acquire a total of approximately 1.6 million shares of the Company's Common Stock, at an exercise price of $5.25 per share; approximately 100,000 of these options are exercisable immediately, 1,031,000 of these options vest and become exercisable only on the achievement of specified milestones related to the Company's stem cell development program and the remaining 469,000 options vest over eight years. In connection with the 469,000 options, the Company has recorded deferred compensation of $1,750,000 which will be
         amortized over an eight year period.   The Company has also
         designated a pool of 400,000 options to be granted to persons in a position to make a significant contribution to the success of the stem cells program.

         Conduct of the stem cells research will be conducted pursuant to the provisions of an agreement between the Company and Drs. Weissman and Gage providing for a two year research plan. If the goals of the research plan are accomplished, the Company has agreed to fund continuing stem cells research. Increases in stem cells research funding of not more than 25% a year will be funded by the Company as long as the goals of the research plan are being met, provided, however, that the Company will retain the option of ceasing or reducing neural stem cell research even if all research plan goals are met by accelerating the vesting of all still-achievable performance based options and ceasing or reducing non-neural stem cell research even if all plan goals are being met by affording the scientific research founders the opportunity to continue development of the non-neural stem cell research by licensing the technology related to such research to the founders in exchange for a payment to the Company equal to all funding for such research, plus royalty payments.


NOTE 6.  SUBSEQUENT EVENT

         In October 1997, the Company completed a series of transactions which resulted in the establishment of its previously 50%-owned Swiss subsidiary, Modex Therapeutiques, S.A., as an independent company. In the transactions, the Company reduced its ownership interest from 50% to approximately 25% in exchange for $4 million cash and elimination of its prior contingent obligation to contribute an additional Sfr 2.4 million (approximately $1.7 million) to Modex in July 1998. In the transactions, all of the put and call arrangements between the Company and other stockholders of Modex were eliminated and the Company forgave approximately $450,000 due from Modex to the Company. The Company expects to record a gain on the transactions of approximately $2,000,000.

         The Company and Modex also modified the terms of their existing royalty-bearing Cross License Agreement to (i) expand the field in which Modex is exclusively licensed to apply the Company's proprietary encapsulated cell technology to include, in addition to the original field of diabetes, obesity and anemia, the treatment of hemophilia A and B utilizing Factor VIII and/or Factor IX and two additional applications to be agreed to by the Company and Modex; (ii) eliminate the requirement to make future milestone payments to Modex of up to 300,000 shares of the Company's Common Stock;
         (iii) limit the scope of the Company's technology licensed to Modex to existing and future encapsulation technology; and (iv) specify the terms under which the Company will manufacture any products Modex may develop based on the Company's technology and grant Modex an option to manufacture or have manufactured such products on payment of a higher royalty. The Cross License
         Agreement continues to provide for the payment of royalties from Modex to the Company on the sale of any licensed products. The revised agreement similarly limits the scope of the Modex technology exclusively licensed, on a royalty-bearing basis, to the Company for the application of diseases, conditions and disorders of the central nervous system to existing and future encapsulation technology and certain additional existing technology. In addition to their purchase of Modex Common Stock from the Company, the investors participating in the transaction, invested $1.6 million directly in Modex.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company for the three and nine months ended September 30, 1997 and 1996 should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related footnotes thereto.

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

Results of Operations
Three months ended September 30, 1997 and 1996

For the quarter ended September 30, 1997 and 1996, revenues from collaborative agreements totaled $1,799,000 and $1,791,000, respectively. The revenues were earned solely from a Development, Marketing and License Agreement with Astra AB, which was signed in March 1995.

Research and development expenses totaled $4,637,000 for the three months ended September 30, 1997, compared with $4,205,000 for the same period in 1996. The increase of $432,000, or 10%, from 1996 to 1997 is principally due to increases in the number of scientists and increased spending for safety and toxicology studies.

Acquired research and development consists of a one-time charge of $8,312,000 related to the acquisition of StemCells, Inc.

General and administrative expenses were $1,377,000 for the three months ended September 30, 1997, compared with $1,611,000 for the same period in 1996. The decrease of $234,000, or 15%, from 1996 to 1997 was primarily attributable to a one-time charge, in 1996, for consulting costs attributable to the establishment of Modex Therapeutiques SA.

Interest income for the three months ended September 30, 1997 and 1996 was $410,000 and $526,000, respectively. The decrease in interest income in 1997 is attributable to the lower average balances, $28,612,000 vs. $37,463,000 in the third quarter of 1997 and 1996, respectively.

Interest expense was $51,000 for the three months ended September
30, 1997, compared with $163,000 for the same period in 1996. The decrease from 1996 to 1997 was attributable to the capitalization of interest for the new facility of $112,000 in 1997.

Net loss for the three months ended September 30, 1997 was $12,148,000, or $0.73 per share, as compared to net loss of $3,608,000, or $0.23 per share, for the comparable period in 1996. The large increase in 1997 is attributable to a one-time charge of $8,312,000 for acquired research and development related to the purchase of StemCells, Inc.

Results of Operations
Nine months ended September 30, 1997 and 1996

For the nine months ended September 30, 1997 and 1996, revenues from collaborative agreements totaled $8,740,000 and $5,306,000, respectively. The revenues were earned primarily from a Development, Marketing and License Agreement with Astra AB, which was signed in March 1995. Included in the 1997 revenues is a $3,000,000 milestone payment from Astra related to the Phase II clinical program for the Company's pain control implant.

Research and development expenses totaled $13,736,000 for the nine months ended September 30, 1997, compared with $12,286,000 for the same period in 1996. The increase of $1,450,000, or 12%, from 1996 to 1997 is principally due to increases in the number of scientists and an additional six months of expense for Modex Therapeutiques which was founded in July 1996.

Acquired research and development consists of a one-time charge of $8,312,000 related to the acquisition of StemCells, Inc.

General and administrative expenses were $4,859,000 for the nine months ended September 30, 1997, compared with $4,018,000 for the same period in 1996. The increase of $841,000, or 21%, from 1996 to 1997 was primarily attributable to increased spending for legal fees associated with the NeuroSpheres litigation, patents, recruiting fees and other professional services, as well as, an additional six months of expenses for Modex Therapeutiques which was founded in July 1996.

Interest income for the nine months ended September 30, 1997 and 1996 was $1,526,000 and $1,733,000, respectively. The decrease in interest income in 1997 is primarily attributable to the lower average balances, $34,608,000 vs. $39,505,000 for the first nine months of 1997 and 1996, respectively

Interest expense was $297,000 for the nine months ended September
30, 1997, compared with $467,000 for the same period in 1996. The decrease from 1996 to 1997 was attributable to the capitalization of interest for the new facility in the amount of $211,000.

Other income in the amount of $397,000 consists primarily of funds received in May 1996 for settlement of a legal suit filed on behalf of the Company.

Net loss for the nine months ended September 30, 1997 was $17,027,000 or $1.03 per share, as compared to net loss of $9,336,000, or $0.61 per share, for the comparable period in 1996. The large increase in 1997 is attributable to a one-time charge of $8,312,000 for acquired research and development related to the purchase of StemCells, Inc.


Liquidity and Capital Resources

Since its inception, the Company has financed its operations through the sale of common and preferred stock, the issuance of long-term debt and capitalized lease obligations, revenues from collaborative agreements, research grants and interest income.

The Company had unrestricted cash, cash equivalents and marketable securities totaling $26,619,000 at September 30, 1997. Cash equivalents and marketable securities are invested in agencies of the U.S. government, investment grade corporate bonds and money market funds.

The Company completed construction of a new headquarters and laboratory facility in September 1997 at a cost of approximately $8,000,000. In October 1996, the Company obtained a line of credit to finance the new facility in the amount of $5,500,000. This line of credit is secured by a mortgage on the new facility. The Company had borrowed $1,450,000 under this agreement as of September 30, 1997. The unused commitment expired October 31, 1997. Quarterly principal payments of 1/40 of the loan balance commence September 30, 1997 with the balance due at maturity, October 2001. The loan agreement requires the Company provide full cash collateral if the Company's unencumbered cash balance falls below $18,000,000 and to comply with certain financial covenants. The Company is currently in negotiations regarding the possible sale and leaseback of such facility.

In May 1996, the Company secured an equipment loan facility with a bank in the amount of $2,000,000. The Company has borrowed $741,000 under this agreement as of September 30, 1997. The loan requires interest payments only for the first two years; principal payments are payable over a three-year period beginning May 1998. Any unused commitment expires on May 15, 1998. The loan is secured by equipment purchased with the proceeds of the credit facility.

In October 1997, the Company completed a series of transactions which resulted in the establishment of its previously 50%-owned Swiss subsidiary, Modex Therapeutiques, S.A., as an independent company. In the transactions, the Company reduced its ownership interest from 50% to approximately 25% in exchange for $4 million cash and elimination of its prior contingent obligation to contribute an additional Sfr 2.4 million (approximately $1.7 million) to Modex in July 1998. In the transactions, all of the put and call arrangements between the Company and other stockholders of Modex were eliminated and the Company forgave approximately $450,000 due from Modex to the Company. The Company expects to record a gain on the transaction of approximately $2,000,000.

The Company and Modex also modified the terms of their existing royalty-bearing Cross License Agreement to (i) expand the field in which Modex is exclusively licensed to apply the Company's proprietary encapsulated cell technology to include, in addition to the original field of diabetes, obesity and anemia, the treatment of hemophilia A and B utilizing Factor VIII and/or Factor IX and two additional applications to be agreed to by the Company and Modex; (ii) eliminate the requirement to make future milestone payments to Modex of up to 300,000 shares of the Company's Common Stock;
(iii) limit the scope of the Company's technology licensed to Modex to existing and future encapsulation technology; and (iv) specify the terms under which the Company will manufacture any products Modex may develop based on the Company's technology and grant Modex an option to manufacture or have manufactured such products on payment of a higher royalty. The Cross License Agreement continues to provide for the payment of royalties from Modex to the Company on the sale of any licensed products. The revised agreement similarly limits the scope of the Modex technology exclusively licensed, on a royalty-bearing basis, to the Company for the application of diseases, conditions and disorders of the central nervous system to existing and future encapsulation technology and certain additional existing technology. In addition to their purchase of Modex Common
Stock from the Company, the investors participating in the transaction, invested $1.6 million directly in Modex.

In September 1997, a merger of a wholly-owned subsidiary of the Company and StemCells, Inc. was completed. Through the merger, the Company acquired StemCells for a purchase price totaling approximately $9,443,000 consisting of 1,580,000 new shares of the Company's Common Stock, $.01 par value valued at $7,900,000, the assumption of certain liabilities of $934,000 and transaction
costs of $609,000.    The purchase price was allocated, through a
valuation, to license agreements valued at $1,131,000 to be amortized over three years and acquired research and development of $8,312,000 which has been expensed. As part of the acquisition of StemCells, Richard M. Rose, M.D. , became President, Chief Executive Officer and a Director of CytoTherapeutics and Dr. Irving Weissman became a Director of CytoTherapeutics. Upon consummation of the merger, the Company entered into consulting arrangements with the principal scientific founders of StemCells; Drs. Weissman, Gage and Anderson. Each such scientific founder will join the Company's Scientific Advisory Board.

To attract and retain Drs. Rose, Weissman, Gage and Anderson, and to expedite the progress of the Company's stem cell program, the Company awarded these individuals options to acquire a total of approximately 1.6 million shares of the Company's Common Stock, at an exercise price of $5.25 per share; approximately 100,000 of these options are exercisable immediately, 1,031,000 of these options vest and become exercisable only on the achievement of specified milestones related to the Company's stem cell development program and the remaining 469,000 options vest over eight years.
In connection with the 469,000 options, the Company has recorded deferred compensation of $1,750,000 which will be amortized over an eight year period. The Company has also designated a pool of 400,000 options to be granted to persons in a position to make a significant contribution to the success of the stem cells program.

Conduct of the stem cells research will be conducted pursuant to the provisions of an agreement between the Company and Drs. Weissman and Gage providing for a two year research plan. If the goals of the research plan are accomplished, the Company has agreed to fund continuing stems cells research. Increases in stem cells research funding of not more than 25% a year will be funded by the Company as long as the goals of the research plan are being met, provided, however, that the Company will retain the option of ceasing or reducing neural stem cell research even if all research plan goals are met by accelerating the vesting of all still-achievable performance based options and ceasing or reducing non-neural stem cell research even if all plan goals are being met by affording the scientific research founders the opportunity to continue development of the non-neural stem cell research by licensing the technology related to such research to the founders in exchange for a payment to the Company equal to all funding for such research, plus royalty payments.

In April 1997, CytoTherapeutics entered into an agreement with NeuroSpheres Ltd. replacing all previous agreements and resolving its dispute with NeuroSpheres. The pending action in the United State District Court and its counterpart actions in Calgary, as well as all arbitration proceedings have been discontinued. Under the terms of the settlement, the Company has an exclusive royalty-bearing license to growth-factor responsive stem cells for transplantation. NeuroSpheres has an option to acquire co-exclusive rights in exchange for an up front payment of $5,000,000. NeuroSpheres' option expires in 1998, if unexercised. The parties have no further research obligations to each other.

In February 1997, CytoTherapeutics and Cognetix, Inc. entered into a Collaboration and Development Agreement to screen selected peptides isolated by Cognetix for possible development into therapeutic products aimed at a broad range of human disease states using CytoTherapeutics' cell-based delivery technology. Based on in vitro data, a screening committee comprised of an equal number of representatives from CytoTherapeutics and Cognetix will determine which compounds to select for in vivo studies and possible clinical trials. Continuation of the agreement is contingent upon meeting an agreed upon proof of concept test. The companies will generally share expenses associated with the development of any specific product candidate and any resulting revenues, except as otherwise determined on a product-by-product basis. As part of the agreement with Cognetix, CytoTherapeutics has purchased $250,000 of Cognetix preferred stock and subject to certain milestones, is obligated to purchase up to a total of $1,750,000 of Cognetix stock over the next year. In July 1997, the Company loaned $250,000 to Cognetix which was repaid with interest in October 1997.

In November 1996, the Company signed collaborative development and licensing agreements with Genentech, Inc. relating to the development of products using the Company's technology to deliver certain of Genentech's proprietary growth factors to treat
Parkinson's disease, Huntington's disease and amyotrophic lateral sclerosis ("ALS").

Under the terms of the agreement for Parkinson's disease, Genentech purchased 829,171 shares of common stock for $8,300,000 to fund development of products to treat Parkinson's disease. Additional equity purchases and other funding by Genentech is available for future clinical development as determined by the parties. Genentech has the right, in its discretion, to terminate the Parkinson's program at specified milestones in the program. If the Parkinson's program is terminated and the funds the Company received from the sale of stock to Genentech pursuant to the Parkinson's agreement exceed the expenses incurred by the Company in connection with such studies by more than $1 million, Genentech has the right to require the Company to repurchase from Genentech shares of Company Common Stock having a value equal to the amount of the overfunding, based upon the share price paid by Genentech. As such, the Common Stock purchased by Genentech is classified as Redeemable Common Stock until such time as the related funds are expended on the program. Upon commercialization, Genentech and the Company will share profits in the U.S. at an agreed upon percentage, and Genentech will pay the Company a royalty
based upon deals outside the U.S.   The Company retains manufacturing rights
and will be paid manufacturing costs for products sold.

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

PART II - ITEM 1


LEGAL PROCEEDINGS

    None.

PART II - ITEM 6


EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits

Exhibit 10.65 Agreement and Plan of Merger dated as of August 13, 1997 between StemCells, Inc., the Company, and CTI
                  Acquisition Corp.

Exhibit 10.66 Employment agreement, Richard M. Rose, M.D., dated as of September 25, 1997

Exhibit 10.67 Consulting agreement dated as of September 25, 1997 between Dr. Irving Weissman and the Registrant.

Exhibit 99        Cautionary factors relevant to forward looking statements.



(b) Reports on Form 8-K

    The Registrant filed a Current Report on Form 8-K on August 13, 1997 relating to the execution of a merger agreement to acquire StemCells, Inc.

    The Registrant filed a Current Report on Form 8-K on September 26, 1997 relating to the consummation of the acquisition of StemCells, Inc.

                                      SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  CYTOTHERAPEUTICS, INC.
                                  ----------------------
                                  (Name of Registrant)




November 14, 1997                  /s/ John S. McBride
-------------------               ----------------------
(Date)                            Senior Vice President and Chief
                                  Financial Officer
                                  (principal financial officer and
                                    principal accounting officer)