Form 10-K405/A
period 1996-12-31
CYTOTHERAPEUTICS INC/DE
filed 1998-01-27
CIK 883975

                                  FORM 10-K/A

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


CYTOTHERAPEUTICS, INC.


By: /s/ Frederic A. Eustis, III
    --------------------------------------
    Frederic A. Eustis, III
    Executive Vice President


Dated:  December 2, 1997

                                         EXHIBIT INDEX


Exhibit No.                         Description
-----------                         -----------

   10.62                            * Development Collaboration and License
                                      Agreement between the Registrant and
                                      Genentech Inc. dated November 22, 1996