Form 10-K405
period 1997-12-31
CYTOTHERAPEUTICS INC/DE
filed 1998-03-31
CIK 883975

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-19871
                            ------------------------

                             CYTOTHERAPEUTICS, INC.

             (Exact name of Registrant as specified in its charter)

                  DELAWARE                             94-3078125
        (State or other jurisdiction         (I.R.S. Employer Identification
     of incorporation or organization)                    No.)

                701 GEORGE WASHINGTON HIGHWAY, LINCOLN, RI 02865
              (Address of principal executive offices) (zip code)

       Registrant's telephone number, including area code: (401) 288-1000

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                            ------------------------

                                 Title of class

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    Aggregate market value of Common Stock held by non-affiliates at March 9, 1998: $49,641,229. Inclusion of shares held beneficially by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management policies of the registrant, or that such person is controlled by or under common control with the Registrant. Common stock outstanding at March 9, 1998: 18,264,522 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Definitive Proxy Statement for its 1998 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           FORWARD LOOKING STATEMENTS

    This report contains certain forward-looking statements regarding, among other things, the Company's expected results of operations, the progress of the Company's collaborations, product development and clinical programs, the need for, and timing of, additional capital and capital expenditures, collaboration prospects, costs of manufacture of products, the protection of and the need for additional intellectual property rights, regulatory matters, the need for additional facilities and potential market opportunities. The Company's actual results may vary materially from those contained in such forward-looking statements because of risks to which the Company is subject such as risks of delays in research, adverse results from the Company's development or clinical testing programs, obsolescence of the Company's technology, lack of available funding, competition from third parties, termination of the Company's collaborations, intellectual property rights of third parties, unavailability of needed raw materials, failure of the Company's or its collaborators to perform, litigation, regulatory restrictions, and other risks to which the Company is subject; see "Cautionary Factors Relevant to Forward-Looking Information" filed herewith as Exhibit 99 and incorporated herein by reference.

ITEM 1.

                                    BUSINESS

THE COMPANY

    CytoTherapeutics, Inc. ("CytoTherapeutics" or the "Company") is a leader in the development of novel cell therapies designed to treat human diseases. The Company is developing products based on two principal technologies: encapsulated-cell therapies and stem cell therapies. The Company's encapsulated-cell therapies are based upon the use of living cells encapsulated in the Company's membranes and inserted into specific sites in the body; the Company's stem cell therapies are based on the use of unencapsulated human stem cells to replace or repair damaged or defective cells. The Company is currently developing encapsulated-cell products for the treatment of chronic pain and Parkinson's disease with additional research efforts directed to other disorders. The Company has initiated a research and development program for neural stem/progenitor cells and has also established a research program to discover the stem cell of the pancreas and the liver. In addition, the Company has encapsulated-cell research programs ongoing with respect to ophthalmic diseases. The Company currently has one product candidate in clinical trials: its encapsulated-cell implant to treat chronic pain.

    CytoTherapeutics, Inc. was incorporated in Delaware in 1988 and currently has one subsidiary, StemCells, Inc., a California corporation acquired by the Company in September 1997.

    THE UNMET NEED

    Biotechnology has discovered or created a number of new and promising proteins, but the lack of an effective way to deliver these proteins locally has limited their widespread use. The Company believes its encapsulated-cell therapies may provide a platform for effective local delivery of these and other proteins to treat diseases. Many diseases result from organ failure where organs cannot be transplanted to cure the disease (e.g., neurodegenerative diseases and pancreatic failure) or where there are constraints due to a short supply of organs for transplant. The Company believes its stem cell technology may provide the basis for replacing certain lost or damaged cells. If the Company can successfully develop either or both of its cell therapy technologies, it believes that its technologies may provide the basis for addressing a number of diseases with significant unmet medical needs.

                            CELL THERAPY BACKGROUND

    ROLE OF CELLS IN HUMAN HEALTH AND TRADITIONAL THERAPIES

    In healthy individuals, cells maintain normal physiological function by secreting or metabolizing substances, such as sugars, amino acids, neurotransmitters and hormones, which are essential to life. When cells are damaged or destroyed, they no longer produce, metabolize or accurately regulate critical molecular substances required by the body. For example, the progressive decline common to many neurodegenerative diseases, such as Parkinson's disease and amyotrophic lateral sclerosis ("ALS"), is associated with impaired cellular function.

    Recent advances in biotechnology have led to the discovery of a number of specific proteins that are, in certain diseases or disorders, inadequately produced by the body's own cells. While these proteins overcome some of the limitations of traditional pharmaceuticals, such as lack of specificity, they do not reproduce the natural ability of cells to secrete such substances at the precise sites of action and in the appropriate physiological quantities or for the duration required. As a result, investigators have considered using cell therapy to replace vital cells which are failing by implanting cells which carry the ability to provide a needed critical molecule or by implanting cells to replace those which have failed. In situations of irreversible failure of vital cells, transplantation of cells offers the possibility of replacing the functions of these failed cells, thus potentially restoring health.

    THE POTENTIAL OF CELL-BASED THERAPY

    Cell-based therapy, the use of cells to treat diseases, has the potential to provide a broad therapeutic approach of comparable importance to traditional pharmaceuticals and the more recently developed genetically engineered biologics. However, autologous cells (cells from the individual into whom they are to be transplanted) are available in limited supply, may be abnormal if the patient is ill and often can only be obtained through significant surgical procedures. Allogeneic (same species) cellular transplants and xenogeneic (cross-species) cellular transplants generally require the use of potent immunosuppressive drugs. These drugs broadly compromise the patient's immune system in order to decrease the likelihood of rejection of the transplanted cells and expose the transplant recipient to adverse side-effect(s), such as increased risk of infection or cancer. CytoTherapeutics believes its encapsulation technologies may reduce or eliminate the need for immunosuppression, as well as allow site-specific delivery and relative control of cell output. CytoTherapeutics believes its unencapsulated stem cell technologies may provide a way to replace specific cells that have been damaged or destroyed. This approach may be necessary when cell replacement requires repair of cellular architecture or direct cell-to-cell contact. Such replacement with stem cells, which may grow and differentiate to produce differentiated progeny (i.e., mature, lineage-restricted cells), may allow for the restoration of function through the replacement of normal cells where this has not been possible in the past.

                   CYTOTHERAPEUTICS' PORTFOLIO TECHNOLOGIES:
              ENCAPSULATED-CELL THERAPIES AND STEM CELL THERAPIES

ENCAPSULATED-CELL THERAPIES

    Encapsulated-cell therapies represent a potentially broadly applicable delivery platform for treating a number of diseases which are currently untreatable or poorly treated with present technologies. The Company is employing its proprietary encapsulation techniques to develop semipermeable polymer implants containing living cells which are designed to be placed into selected sites in the body to treat specific diseases or conditions. The implants are also designed to allow nutrients to reach the encapsulated cells and to allow wastes and the therapeutic protein(s) to pass out of the implant while protecting the cells from elements of the patient's immune system.

    The Company's implants are designed to be biocompatible, remaining in contact with the recipient's tissues without generating a response that would significantly inhibit the functioning of the encapsulated cells or cause significant injury to host tissues. When such biocompatibility is achieved, the membrane can selectively permit nutrients and oxygen to pass from the recipient through the membrane into the implant, nourishing the cells and allowing them to function. Similarly, such biocompatibility, together with the permeability of the membrane, enables the substances produced by the encapsulated cells to pass through the membrane and produce the desired therapeutic effect.

ADVANTAGES OF THE COMPANY'S ENCAPSULATED-CELL THERAPIES

    Many diseases have no satisfactory treatment today, in certain cases, because therapeutic substances generally do not reach the required sites in appropriate concentrations when administered by conventional methods. The Company believes that its encapsulated-cell technology represents an approach that may offer a number of advantages over other forms of delivery for therapeutics.

    SITE SPECIFIC DELIVERY

    Researchers have identified a number of substances which may be beneficial in the treatment of human disorders. However, it has been difficult or impossible to find a safe and effective way to deliver many of these potent substances to the required sites at the required concentrations and at reasonable costs. Systemic delivery, such as oral or intravenous delivery, may cause significant side-effects since very potent molecules are being delivered to sites in the body where they are not normally present or needed. This is especially likely where large amounts are administered systemically to achieve therapeutic levels in the central nervous system ("CNS"). A recent clinical trial of a new protein, CNTF, sponsored by another company, for example, resulted in significant side-effects after systemic administration.

    In contrast, CytoTherapeutics' cell-containing devices are designed to deliver these therapeutic substances to specific locations where they are needed, thus avoiding many of the side-effects associated with conventional routes of administration. This form of delivery should result in better therapeutic ratios--reflecting an ability to provide effective doses with lower toxicity. In addition, because the therapeutic substances are produced by living cells sustained within the implant, these substances potentially may be delivered over extended periods of time. The production of these substances at the site of action eliminates the problems of drug stability which hampers effective treatment with pumps and polymer carriers.

    RETRIEVABILITY

    The Company's implants are designed with a tether at the end of the active portion of the implant to allow them to be retrieved with relative ease. By exposing the tether, which is sutured below the skin, and withdrawing the device, a physician should be able to retrieve or replace the implant. Should complications arise, or if a new implant is desired, a physician should be able to retrieve the capsule. Moreover, the capsule keeps the cells in the location intended as opposed to unencapsulated cells which cannot be so constrained.

    DELIVERY OF MULTIPLE SUBSTANCES

    The Company's implants may also provide the advantage of delivering multiple therapeutic substances simultaneously at a single site. The Company believes that such an ability could lead to development of improved therapies. The Company's implant to treat chronic pain is one such example of delivery of multiple substances.

    GENE THERAPY

    The Company believes that its encapsulated-cell therapies may provide an effective way to deliver gene therapy: the use of encapsulated cells to deliver genetic information over an extended period may be able to increase the efficiency of gene transfer to the host and hence improve the effectiveness of gene therapy. In addition, the implant could be retrieved, if desired or required. The Company does not presently have commercial access to any such genes for use in gene therapy.

    There can be no assurance that the Company will successfully develop its encapsulated-cell therapies commercially or that, if successfully developed, it will achieve the benefits described above or that the advantages of such technology will be greater than the potential disadvantages.

                              STEM CELL TECHNOLOGY

    Stem cells may be functionally characterized as cells whose progeny include, both daughter stem cells (by self-renewal) as well as more differentiated cells. Stem cells exist in humans as a self-renewing source of cells needed in the various systems of the body (e.g., hematopoietic, neural and neural crest, hepatic, pancreatic endocrine cells, and mesenchymal stem cells). These rare, self-renewing stem cells are present in many tissues and are responsible for organ regeneration after injury or during normal cell replacement. The Company believes that these cells can form the basis of therapies which have the potential to replace specific subsets of cells that have been injured or lost through disease, injury or genetic defect.

    The Company is seeking to identify, isolate and find methods of expanding a variety of different human stem cell cultures for use in treatment of a variety of human disorders. The Company believes that there are a finite number of stem cells in the human system and that it is possible for the person or entity that first identifies and isolates a given stem cell culture to obtain patent protection for such cells. The Company's strategy is to be the first to identify, isolate and patent multiple types of human stem/progenitor cell cultures with commercial importance.

    Neurodegenerative diseases such as Parkinson's disease, ALS and Alzheimer's disease affect a significant portion of the U.S. population and currently have no effective long-term therapies. The Company believes that its neural stem/progenitor cells may be useful in treating such diseases. The Company is continuing research into, and has initiated the development of, its human neural stem/ progenitor cell-based therapies.

    The Company has also initiated research programs to discover the human pancreatic islet stem cell and the liver stem cell. Pancreatic islet stem cells may be useful in the treatment of Type 1 diabetes. Liver stem cells may be useful in the treatment of diseases such as hepatitis, cirrhosis of the liver and liver cancer.

    There can be no assurance that the Company will successfully develop its stem cell therapies commercially or that, if successfully developed, it will achieve the benefits described above or will achieve benefits therapeutically equal to or better than the standard of treatment at time of testing or that the advantages of such technology will be greater than the potential disadvantages.

                ADVANTAGES OF THE COMPANY'S STEM CELL TECHNOLOGY

    NO OTHER TREATMENT

    To the best of the knowledge of the Company, no one has developed an approved method for replacing lost or damaged tissues from the human nervous system; replacement of tissues in other areas of the human body is limited to those few areas where autologous transplantation is now feasible; in a few additional areas, allogeneic transplantation is now used, but is limited by the paucity of organs available through donation. The Company believes that its stem cell technologies have the potential to reestablish function in at least some of the patients who have suffered the losses referred to above.

    NATURE OF REPLACEMENT CELLS

    The Company believes that stem cells can self-renew and differentiate into the multiple kinds of cells that are commonly lost in, for example, neurodegenerative diseases. Transplantation of these stem cells may allow these cells to migrate limited distances to the proper location within the body, to expand and differentiate and to replace damaged or defective cells. If the Company can show that the foregoing process occurs, the cells that are substituted could form new cells that could facilitate the return to proper function. The Company believes that such replacement of damaged or defective cells by functional cells is unlikely to be achieved with any other treatment.

               PRODUCT DEVELOPMENT PROGRAMS AND RESEARCH EFFORTS

    OVERVIEW OF RESEARCH AND PRODUCT DEVELOPMENT STRATEGY

    The Company believes that its encapsulated-cell technology can be used to deliver a wide variety of therapeutic substances or vital cells to the sites where they are required. The Company's lead product, its implant for treatment of chronic pain, is designed to provide a new means of delivering substances with known therapeutic effects directly to the CNS. The next group of proposed products in the Company's pipeline seeks to build on the Company's expertise in encapsulating living cells that deliver therapeutics directly to the CNS for the treatment of such chronic and disabling CNS disorders such as Parkinson's disease. The Company has also established a program to look at potential treatments for diseases of the eye, based on its encapsulated-cell technology. In addition, the Company is attempting to isolate and develop a series of stem/progenitor cells to serve as a basis for replacing diseased or injured cells, especially cells of the human nervous system, liver and pancreas.

    The following table lists the potential therapeutic indications for and current status of CytoTherapeutics' primary product development programs and research projects and is qualified in its entirety by reference to the more detailed descriptions of such programs and projects appearing elsewhere in this Report. The Company continually evaluates its research and product development efforts and reallocates resources among existing programs or to new programs in light of experimental results, commercial potential, availability of third-party funding, likelihood of near-term efficacy, collaboration success or significant technology enhancement, as well as other factors. The Company's research and product development programs are at relatively early stages of development and will require substantial resources to commercialize. There can be no assurance that the Company will successfully develop any product or obtain regulatory approvals, enter clinical trials, achieve other milestones or commercialize any products in accordance with currently anticipated timetables, or at all.

                          PRODUCT DEVELOPMENT PROGRAMS
                             AND RESEARCH PROGRAMS

    PROGRAM                        CELL TYPE(1)                                     STATUS(2)                        PARTNER

                                                  ENCAPSULATED-CELL THERAPIES
  Chronic Pain                    Bovine adrenal                           Phase I studies of prototype              Astra AB
                                 chromaffin cells                              devices completed in
                                                                            approximately 50 patients;
                                                                          Phase IIA trials initiated to
                                                                          investigate new device version
                                                                          in neuropathic pain patients;
                                                                          mulitcenter placebo controlled
                                                                   Phase IIB trial initiated in pain patients.
                                                                  Enrollment in all trials voluntarily halted to
                                                                     allow modification of implant and device
                                                                               fixation procedures
                      Engineered cells releasing analgesics                         Research**                       Astra AB
  Parkinson's        Engineered cells releasing neurotrophic                        Research**                      Genentech,
    Disease                               factor(s)                                                                    Inc.
  Amyotrophic         Engineered cells releasing human CNTF       Swiss pilot clinical study (investigator+ IND)
    Lateral                                                                    enrollment completed
   Sclerosis
                    Engineered cells releasing NT4/5 and CT-1                       Research**                      Genentech,
                                                                                                                      Inc.*
  Huntington's              Engineered cells releasing             French pilot clinical trial (investigator++
    Disease                            CNTF                        IND) scheduled to begin 2nd quarter of 1998
                     Engineered cells releasing neurotrophic                        Research**                      Genentech,
                                           factors                                                                    Inc.*
 Ophthalmologic                  Engineered cells                             Research; preliminary
    Diseases                        releasing                                   rodent experiments
                             neurotrophic factor(s),                                completed
                               anti-inflammatory(s)
                             and/or antiangiogenic(s)
                                                      STEM CELL THERAPIES
 CNS Disorders          Neural stem cells (unencapsulated)                     Research/Preclinical
Disorders of the               Stem cell discovery                                   Research
   liver and                     (unencapsulated)
    pancreas

(1) All cells are encapsulated unless otherwise indicated.

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

* Genentech has commercialization options in these programs; they are funded by CytoTherapeutics.

** Progress in these programs is dependent upon CytoTherapeutics developing an appropriate platform cell(s) for these programs; in particular, the Company is trying to develop hardy cell lines that will survive for appropriately long periods within the Company's capsules.

+ This trial is being conducted by Dr. Patrick Aebischer; the Company is paying certain costs associated with the trial.

++ This trial is being conducted by a third-party clinical investigator; the Company is paying certain costs associated with the trial.

ENCAPSULATED-CELL THERAPIES--LEAD PROGRAMS

    CHRONIC PAIN PROGRAM

    The Company estimates that more than one million patients in the United States suffer unrelieved severe, chronic pain. Chronic, intractable pain often accompanies or is the result of a number of serious diseases, procedures and conditions including cancer, infection, nerve damage, back surgery, arthritis, amputation, fractures and other conditions. Even where therapies exist, they often have limits to their effectiveness in treating severe, chronic pain. Patients may become intolerant of or unresponsive to narcotics such as morphine, and may experience undesirable side-effects.

    The Company believes that its encapsulated-cell technology can be used to treat chronic pain by implanting encapsulated cells which release naturally occurring analgesic substances, such as catecholamines and opioid peptides. The Company, together with certain of its academic collaborators, has developed methods for the encapsulation of bovine adrenal chromaffin cells for implantation into the lumbar region of the spinal column for the treatment of chronic pain. The Company believes that encapsulating properly chosen cell types which secrete desired therapeutic substances may provide more effective pain relief than traditional approaches and/or may enable treatment of patients who experience little or no relief with other therapies.

    During 1993 and 1994, the Company collaborated on a pilot clinical study of its chronic pain implant technology with Dr. Patrick Aebischer, a founding scientist of the Company. The study conducted at the Centre Hospitalier Universitaire Vaudois ("CHUV") in Switzerland included nine seriously or terminally ill patients experiencing severe, intractable pain for whom narcotics, such as morphine, provided inadequate relief or could not be tolerated. The implant procedure was performed safely in all nine patients. Viable implants containing cells were retrieved from eight of the nine patients upon the death of the patient or at or beyond the end of the intended trial period.

    In May 1995, the Company commenced its first Company-sponsored Investigational New Drug ("IND") trial in the United States. The Phase I trial was an open label study which included 15 terminally ill cancer patients experiencing severe, intractable pain and having a life expectancy of less than five months. According to the trial protocol, patients were to receive treatment for the remainder of their lives. By February 26, 1997, all 15 patients had completed the study.

    In February 1996, the Company initiated an extension of the Phase I trial. In this extension, four patients received a device containing approximately three times the number of cells used in the devices implanted in the first 15 patients. By February 9, 1998, three of the four patients had completed the study. The one patient that remains in the study has had a device in place for nearly two years without any related significant safety issues.

    A Phase IIA clinical trial for the treatment of neuropathic pain was then initiated in Switzerland in May 1997. A parallel study was initiated in August 1997 in the United States. These trials were designed to evaluate the safety and retrievability of the larger device. Neuropathic pain patients were implanted with the device for 10 weeks. During the period, patients were monitored for safety and pain scores. Following removal of the original device, patients could elect to be reimplanted for six months.

    In addition, in November 1997, a 150-patient, Phase IIB, placebo-controlled, double-blinded, multicenter trial in cancer patients was initiated in central Europe and Switzerland. In this trial, patients with end-stage cancer were and will be implanted with either a cell-containing device or a placebo device for 10 weeks and will be monitored for pain scores, concurrent pain-related drug usage and quality of life. Following removal of the original device, patients can elect to be implanted with an active device for six months.

    In December 1997, the Company became aware, after explant of devices from some patients enrolled in the Phase IIA trials, that a significant number of devices had migrated into or out of the intrathecal space during the evaluation period. In some cases migration resulted in device breakage. To date, there have been no reports of significant medical complications related to device migration or breakage. The Company has investigated this migration phenomenon and has determined that it is necessary to modify the device and the implantation procedure to secure the devices to prevent migration. These modifications have included the development of a "tether clip" to assist in securing the implants. The Company and its partner, Astra Pain Control, have halted accrual in the Phase II trials until the modifications to the implantation procedure can be implemented.

    All clinical trials are being conducted by Astra Pain Control.

    The Company has been closely monitoring the development of regulatory regimes intended to deal with the risks of xenotransplantation and the use of bovine cells. See "Government Regulations." Although the FDA has proposed guidelines for the conduct of xenotransplantation trials, a number of European countries, for example, have been more restrictive. The FDA has imposed strict and potentially onerous restrictions on the clinical use of non-human cells. These proposed FDA regulations may substantially increase the production costs of implants for the Company's pain program. In addition, such regulations may adversely affect physicians' and patients' perceptions about xenotransplantation. The Company cannot predict the effect of existing regulations or possible future regulatory actions except that, if not modified, they will likely increase the cost of producing pain implants. There can be no assurance that such regulations will not block sales (at least in some countries) or make the product commercially non-viable.

    There can be no assurances that the Company will receive regulatory and/or ethical committee approvals to continue the Phase II trials or to initiate other clinical trials in a timely manner or that such clinical trials will be successfully completed or that, if successfully completed, such trials will lead to the commercialization of such product.

    In March 1995, the Company entered into a Collaborative Research and Development Agreement with Astra AB for the development and marketing of certain encapsulated-cell products to treat pain. Astra has the right to terminate this Areement anytime after April 1998. See "Corporate Collaborations-- Astra AB."

    PARKINSON'S DISEASE PROGRAM

    Parkinson's disease ("PD") is a progressively debilitating neurological disorder characterized by tremor, rigidity and reduced spontaneous movement. The symptoms of PD result from inadequate levels of the neurotransmitter dopamine in the striatum (a portion of the brain) due to the death of dopamine-producing cells in the substantia nigra (a related area of the brain). The causes of the disease are unknown. There is no known cure for PD nor is there any known method for arresting or reversing the fundamental neurodegenerative process that results in the death of dopamine-producing cells.

    PD affects approximately 500,000 individuals in the United States, and it is estimated that one in 500 people over 50 years of age will develop this disorder. It is thought that approximately 50,000 new cases are diagnosed annually in the United States, and this number is expected to increase as the population ages. The Company's proposed product is expected to initially be targeted for use by the estimated 300,000 mid-to-late-stage PD patients in the United States.

    Currently approved therapies for PD generally provide adequate treatment of the disease for a limited period. Patients become increasingly resistant to the benefits of such medications while concurrently becoming susceptible to a variety of motor and cognitive side effects. Under these circumstances, they often require extensive supportive care.

    The Company is developing an implant to treat PD. The goal of this program is to slow or prevent progression of the underlying degeneration of dopaminergic neurons by delivering neurotrophic factors to the brain. The initial focus of the program is the delivery of Neurturin, a neurotrophic factor with partial homology to GDNF (glial derived neurotrophic factor), using human cells. The Company believes that, if successfully developed, its implants will be capable of delivering effective, low doses of Neurturin to the areas of the brain where they are required.

    The Company has entered into an agreement with Genentech for the development of implants releasing certain neurotrophic factor(s) to treat PD. Under the terms of this Agreement, if certain development milestones are not achieved before agreed-upon dates, Genentech has the right to terminate the Agreement. See "Corporate Collaborations--Genentech, Inc."

ENCAPSULATED-CELL THERAPIES--OTHER NEURODEGENERATIVE DISEASES

    The Company has entered into two additional agreements with Genentech, Inc. under which the Company is attempting to develop encapsulated-cell treatments for ALS and Huntington's disease. The Company has concluded, due to regulatory considerations, that these programs should be based on human cell lines, rather than the xenogeneic cell lines previously envisioned. At the present time, progress in these programs in largely dependent upon the Company's success in identifying human cell lines under its Parkinson's disease program which can survive for appropriately long periods in the encapsulated environment.

    ALS PROGRAM

    Amyotrophic lateral sclerosis ("ALS"), also known as Lou Gehrig's disease, is characterized by progressive loss of motor control and death due to degeneration of neurons in the motor system. The Company estimates that approximately 25,000 patients have ALS in the United States. The cause of ALS is unknown in most cases. There is no known cure for the disease.

    The Company is sponsoring research to evaluate the feasibility and tolerability of using encapsulated human cells to deliver neurotrophic factors into the CNS to treat ALS. Dr. Patrick Aebischer, a scientific founder of the Company, has completed enrollment of an investigator-sponsored, 12-patient, pilot trial of CNTF-releasing encapsulated cells in ALS patients. Results are not yet available.

    In November 1996, the Company signed an agreement with Genentech, Inc., for the development and marketing of implants that release NT4/5 and CT-1 (a cytokine related to CNTF) to treat ALS; the Agreement requires certain specific due diligence of the Company (see "Corporate Collaborations-- Genentech, Inc.").

    HUNTINGTON'S RESEARCH

    Huntington's disease ("HD") is an autosomal dominant, progressive neurodegenerative disease resulting in movement disorders, psychiatric disturbances, and death. The symptoms of HD are caused primarily by the death of striatal neurons. In 1993, there were approximately 25,000 patients with symptomatic HD in the United States. There is no known cure or treatment for the disease.

    The Company is sponsoring research to evaluate the feasibility and tolerability of using encapsulated cells to deliver neurotrophic factors into the CNS and to treat HD. An investigator-sponsored trial to treat six Huntington's disease patients has been approved by regulatory authorities in France. The trial, expected to start in the first half of 1998, is intended to test CNTF-releasing encapsulated cells.

    In November 1996, CytoTherapeutics entered into an agreement with Genentech, Inc. for the development and marketing of implants that release CT-1 to treat HD; the Agreement requires certain specific due diligence by the Company. See "Corporate Collaborations--Genentech, Inc.".

    OPHTHALMOLOGY PROGRAM

    Many diseases of the eye are presently ineffectively treated, which can lead to reduced vision and blindness. There are more than one million blind people in the United States and many more Americans suffer from potentially visually impairing ophthalmologic disorders. The worldwide populations at risk are much larger.

    Certain diseases of the eye, e.g., glaucoma and anterior segment inflammation, can be treated today with topical preparations, although the efficacy of these treatments is variable. These disorders are treatable largely because some or all of the disease processes occur in the anterior portion of the eye, which is accessible to topical drugs. Other serious diseases, such as diabetic retinopathy and age-related macular degeneration, are not treatable, in part because they occur in the posterior portion of the eye, an area that is essentially unreachable with most current treatment methods.

    Many of these untreatable diseases affect the retina, a posterior part of the eye critical to sight. The retina is part of the CNS and the Company believes that its encapsulated-cell implant technologies can be applied to bypass the blood-retinal barrier of the eye using the same approach as bypassing the blood-brain barrier in the rest of the CNS. If these implants are successfully developed, the Company believes this delivery platform could allow treatment of serious sight-threatening disorders.

    CytoTherapeutics has begun design and production of implants adapted for use in the eye and has started initial testing in animals with these implants.

    TECHNOLOGY DEVELOPMENT

    The Company continues to develop its encapsulated-cell technology. Through its cell biology program, the Company is developing genetically engineered cell lines that will function optimally when encapsulated. The Company's present work focuses on identification of appropriately hardy human cells because of the increasing regulatory constraints on use of non-human cells. There can be no assurance such development will be successful.

    The Company is developing cell lines which may represent important components in second generation products (e.g., an engineered cell line to deliver analgesics in its pain program) or new products (such as a single device to deliver multiple therapeutic substances). It is also conducting research to improve cell line expression levels of therapeutic substances, as well as regulation and consistency of output.

    The Company continues to evaluate new and modified forms of membranes for use in its implants. These evaluations are focused on developing membranes with increased strength, improved handling characteristics, enhanced transport qualities and greater biocompatibility. These efforts are undertaken internally, as well as externally with Akzo Nobel Faser AG. See "Corporate
Collaborations--Akzo Nobel Faser AG."

    The Company is also assessing and developing distribution, handling, and insertion systems to facilitate the distribution of its implants to clinicians and enable clinicians both to surgically implant these devices into patients and to retrieve and replace them, as necessary. See "Manufacturing."

STEM CELL THERAPIES

    The Company's portfolio of stem cell technology results from the Company's earlier licensing of neural stem/progenitor cell technology the Company's own research and development efforts, and the acquisition of StemCells, Inc. in 1997.

    NEURAL STEM/PROGENITOR CELL DEVELOPMENT PROGRAM

    The Company began its work with neural stem/progenitor cultures in collaboration with NeuroSpheres, Ltd., in 1992. The Company believes that NeuroSpheres, Ltd., was the first to invent these cultures and NeuroSpheres has filed patent applications on its inventions relating to these cultures. The Company has obtained a license from NeuroSpheres to such inventions for transplantation. See "License Agreements and Sponsored Research
Agreements--NeuroSpheres, Ltd."

    The Company has in the past and continues today to conduct its own research, as well as sponsoring research, in the area of neural/progenitor cells and their use.

    In 1997, Company scientists invented a reproducible method for isolating and growing human neural stem/progenitor cultures. In preclinical IN-VITRO and early IN-VIVO studies, the Company demonstrated that these cells differentiate into all three of the cell types of the CNS. Based on these results, the Company believes that these cells may form the basis for replacement of cells lost in certain degenerative diseases. The Company is continuing research into, and has initiated the development of, its human neural stem/ progenitor cell cultures. The Company has isolated the cultures and demonstrated that these cultures can be expanded for a number of generations IN VITRO in defined media. A collaborator of the Company, Dr. Anders Bjorklund, has shown that these cultures can be successfully engrafted into the brains of rodents. The Company is expanding its preclinical efforts in this area with an initial goal of selecting the proper indications to pursue.

    The Company's neural stem/progenitor cell program is at an early stage and there can be no assurance that it will result in any commercial product.

    STEM CELL DISCOVERY PROGRAM

    The Company, through its 100% owned subsidiary, StemCells, Inc., has begun a program seeking to discover and isolate various stem cells from the human body. The Company believes that stem cells represent a fundamentally new approach to the treatment of diseases caused by lost or damaged tissue. The Company has assembled a very experienced team of scientists and scientific advisors, including Irving L. Weissman, M.D., of Stanford University, Fred H. Gage, Ph.D., of The Salk Institute and David Anderson, Ph.D., of the California Institute of Technology, to search for new stem cells and, in conjunction with a number of academic researchers, has initiated programs for the isolation of the stem cell for the pancreas and the liver. The Company has obtained rights to certain inventions relating to stem cells from, and is conducting stem-cell related research at, several academic institutions. See "License Agreement and Sponsored Research Agreements." The Company expects to expand its search for new stem cells and expects to acquire rights to additional inventions relating to stem cells from third parties.

    An important element of the Company's program in stem cell discovery is the development of intellectual property positions with respect to stem and progenitor cells. The Company believes that the first person or entity to isolate and perfect intellectual property rights in new stem/progenitor cells will be able to exclude others from using such cells commercially. To this end the Company, through StemCells, Inc., has entered into several research collaborations with academic institutions.

SUBSIDIARY

    STEMCELLS, INC.

    On September 26, 1997, CytoTherapeutics acquired by merger StemCells, Inc., a California corporation ("StemCells"). Through the merger, CytoTherapeutics acquired StemCells in exchange for 1,320,691 shares of the Company's common stock and options and warrants for the purchase of 259,296 common shares. Simultaneously with the acquisition of StemCells, Richard M. Rose, M.D., President of StemCells, Inc., became President, Chief Executive Officer and a director of CytoTherapeutics, and Irving L. Weissman, M.D., a founder of StemCells, Inc., became a director of CytoTherapeutics.

    The Company's current stem cell research is being conducted pursuant to the provisions of an agreement between CytoTherapeutics and Drs. Weissman and Gage providing for a two-year research plan. If the goals of the research plan are accomplished, the stem cells research will continue to be funded under an extension of such Research Plan approved by a Research Committee consisting of two persons chosen by Drs. Weissman and Gage, two persons chosen by the Company and a fifth member appointed by Drs. Weissman and Gage, subject to the reasonable approval of the Company. Increases in stem cells research funding of not more than 25% a year approved by the Committee will be funded by CTI for as long as the goals of the Research Plan are being met, provided however, that CTI will retain the option of ceasing or reducing neural stem research even if all of Research Plan goals are being met by accelerating the vesting of all still-achievable performance-based options granted to Drs. Weissman and Gage and other scientists and ceasing or reducing non-neural stem cell research even if all Plan goals are being met by affording StemCells' scientific founders the opportunity to continue development of the non-neural stem research by licensing the technology related to such research to them in exchange for a payment to CytoTherapeutics equal to all funding for such research, plus royalty payments.

CORPORATE COLLABORATIONS

    ASTRA AB

    In March 1995, the Company signed a collaborative research and development agreement with Astra for the development and marketing of certain encapsulated-cell products to treat pain. Astra made an initial, non-refundable payment of $5,000,000 and may make up to $16,000,000 in additional payments subject to the achievement of certain development milestones. Under the agreement, the Company is obligated to conduct certain research and development pursuant to a four-year research plan agreed upon by the parties. Over the term of the research plan, the Company expects to receive annual research payments from Astra of approximately $5-7 million, which the Company expects should approximate the research and development costs incurred by the Company under the plan. Approximately $29 million of research and development funding has been received by the Company through December 31, 1997. Subject to the successful development of such candidate products and obtaining necessary regulatory approvals, Astra is obligated to fund and to conduct all clinical trials of candidate products arising from the collaboration and to seek approval for their sale and use. Astra has the exclusive worldwide right to market products covered by the agreement. Until the later of either the last to expire of all patents included in the licensed technology or a specified fixed term, the Company is obligated to manufacture and supply products and is entitled to a fixed royalty on the worldwide net sales of such products in return for the license granted to Astra and the supply of product. Astra has the right to terminate the agreement for any reason after April 1, 1998.

    As is described in more detail under the caption "Encapsulated-Cell Therapies--Lead Programs-Chronic Pain Program," enrollment in ongoing clinical trials of the Company's implant for the treatment of chronic pain has been voluntarily halted in order to implement modifications to the implantation procedure. There can be no assurance that Astra will continue to fund the research plan under the Agreement after April 1998, or that sufficient modifications to the Company's implant can be made to permit resumption of clinical trials, or that a suitable human cell line can be developed (if necessary because of regulatory considerations) on a timely basis, or at all.

    GENENTECH, INC.

    On November 25, 1996 the Company entered into three agreements with Genentech, Inc. ("Genentech") to develop treatments for Parkinson's disease, Huntington's disease and amyotrophic lateral sclerosis ("ALS"). Under the agreements the Company and Genentech expect to pursue treatments for these diseases that utilize the Company's encapsulated-cell technology to deliver several of Genentech's neurotrophic factors, potentially including neurotrophin-4/5 ("NT-4/5"), cardiotrophin-1 ("CT-1"), Neurturin and nerve growth factor ("NGF"). These agreements supersede the Development Collaboration and License Agreement between the Company and Genentech entered into in March 1994 which related in part to the development of a product for the treatment of Alzheimer's disease using NGF.

    The following is a brief overview of each of the agreements:

                             PARKINSON'S AGREEMENT

    The initial focus of the research under the Development Collaboration and License Agreement relation to Parkinson's disease (the "Parkinson's Agreement") is the development of a treatment for Parkinson's disease using Neurturin. Under the Parkinson's Agreement, the Company is obligated to perform certain preclinical studies and initiate a pilot Phase I clinical study using Neurturin (unless another growth factor is agreed upon by the parties). Genentech purchased $8.3 million of the Company's Common Stock (829,171 shares at $10.01 per share) to fund the Company's expenses associated with such preclinical and pilot clinical studies. If the parties agree that additional funds are required to complete such studies, Genentech will purchase additional shares of the Company's Common Stock (at the then current market price of the Company's Common stock) to provide the Company the additional required funding.

    Under the terms of the Agreement signed in 1996, Genentech has the right to terminate development under the Parkinson's Agreement after the completion of each of (i) certain preclinical studies, (ii) the pilot Phase I clinical trial and (iii) a specified Phase II clinical trial. Should Genentech decide to proceed to Phase II clinical trials, Genentech will purchase additional shares of the Company's Common Stock (at the then current market price of the Company's Common Stock) to fund such study. If following completion of the preclinical studies, the pilot clinical study or the Phase II study, Genentech decides to terminate further development under the Parkinson's Agreement or if Genentech terminates the Parkinson's Agreement as a result of a breach of the Parkinson's Agreement by the Company, and the funds the Company received from the sale of stock to Genentech pursuant to the Parkinson's Agreement exceed the expenses incurred by the Company in connection with such studies by more than $1 million, Genentech has the right to require the Company to repurchase from Genentech shares of Company Common Stock having a value equal to the amount of overfunding (based on the per share price at which Genentech purchased such shares of Common Stock from the Company). The Company is obligated to use reasonable efforts to complete its development obligations under the Parkinson's Agreement within prescribed periods. In addition, if certain development milestones are not completed prior to agreed-upon dates, Genentech has the right to terminate the Agreement. The first of these dates may occur as early as May 1998. There can be no assurance that such milestones will be completed in a timely manner or that Genentech will not terminate the Agreement when it is permitted to do so.

    In the event Genentech decides to continue with Phase III clinical trials, Genentech and the Company will share the cost of U.S. Phase III clinical trials and Genentech will pay for any clinical testing required to sell products developed under the Parkinson's Agreement outside the United States. Genentech will extend the Company a line of credit to provide the Company cash to fund the Company's share of the expenses of the Phase III trials in the United States. The line of credit, together with interest thereon, is repayable, at the option of the Company, in either cash or through the issuance of shares of the Company's Common Stock having a value (based on the then current market price of the Company's Common Stock) equal to the outstanding amount of the loan.

    Upon commercialization, Genentech and the Company will share profits in the United States at an agreed upon percentage, and Genentech will pay the Company a royalty based on sales outside the United States. The Company will retain manufacturing rights and will be paid manufacturing costs for products sold. In the event the Parkinson's Agreement is terminated because of the Company's default or bankruptcy, the Company is required to grant Genentech a license to the Company's cell encapsulation technology and transfer to Genentech related technology for use solely with the products developed under the Parkinson's Agreement.

    Under the Parkinson's Agreement, the Company has granted Genentech an exclusive license to use the Company's cell encapsulation technology in certain cases with certain of Genentech's growth factors for the treatment of Parkinson's disease. Under the Parkinson's Agreement, the Company is also prohibited from entering into certain agreements relating to the development of treatments for Parkinson's disease using certain compounds.

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

    The Company has the right to commercialize the product outside the United States. Upon the successful completion of a specified Phase II clinical trial, Genentech has the option to obtain exclusive rights to sell products developed under the ALS Agreement in the United States by agreeing to pay an agreed upon percentage of the expenses of United States Phase III clinical development of such products. If Genentech makes such an election, the parties will share profits on sales of such products in the United States, subject to a royalty payable to Genentech. In the event the ALS Agreement is terminated because of the Company's default or bankruptcy, the Company is required to grant Genentech a license to the Company's cell encapsulation technology and to transfer to Genentech-related technology for use solely with the products developed under the ALS Agreement.

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

    Upon the earlier of (i) the Company agreeing to grant a third party sublicense rights under the Huntington's Agreement, and (ii) the successful completion of the specified Phase II trial on a product developed under the Huntington's Agreement, Genentech has the option to require the Company to negotiate exclusively with Genentech for a limited period regarding Genentech co-developing and co-marketing products developed under the Huntington's Agreement. In the event the parties are unable to reach an agreement, the Company would have the right to sublicense its rights under the Huntington's Agreement to a third party, provided such third party offers the Company terms more favorable to the Company than the terms of Genentech's last offer. In the event the Huntington's Agreement is terminated because of the Company's default or bankruptcy, the Company is required to grant Genentech a license to the Company's cell encapsulation technology and transfer to Genentech related technology for use solely with products developed under the Huntington's Agreement.

    MODEX THERAPEUTIQUES SA

    In July 1996, CytoTherapeutics, together with certain founding scientists, established Modex Therapeutiques SA as a Swiss biotherapeutics company to pursue extensions of CytoTherapeutics' broad-based, encapsulated-cell technology for certain applications outside the central nervous system. Modex, headquartered in Lausanne, Switzerland, was formed to integrate technologies developed at three universities located in Lausanne--the University of Lausanne, the Centre Hospitalier Universitaire Vaudois (CHUV), the Ecole Polytechnique Federale de Lausanne--as well as from the Albert Einstein College of Medicine of Yeshiva University in New York City and CytoTherapeutics--to develop products to treat non-CNS diseases such as diabetes, obesity and anemia. In October 1997, the Company completed a series of transactions which resulted in the establishment of Modex as an independent company in which CytoTherapeutics has an equity position of approximately 25%.

    In October 1997, as part of Modex obtaining funds from outside investors, the Company and Modex modified the terms of their existing royalty-bearing Cross License Agreement to (i) expand the field in which Modex is exclusively licensed to apply the Company's encapsulated-cell technology to include, in addition to the original field of diabetes, obesity and anemia, the treatment of hemophilia A and B utilizing Factor VIII and/or Factor IX, and two additional applications to be agreed to by the Company and Modex; (ii) eliminate the requirement to make future milestone payments to Modex of up to 300,000 shares of the Company's Common Stock; (iii) limit the scope of the Company's technology licensed to Modex to existing and future encapsulation technology; and (iv) specify the terms under which the Company will manufacture any products Modex may develop based on the Company's technology and grant Modex an option to manufacture or have manufactured such products on payment of a higher royalty. The Cross License Agreement continues to provide for the payment of royalties from Modex to the Company on the sale of any licensed products. The revised agreement similarly limits the scope of the Modex technology exclusively licensed, on a royalty-bearing basis, to the Company for the application of diseases, conditions and disorders of the central nervous system to existing and future encapsulation technology and to certain additional existing technology.

    AKZO NOBEL FASER AG

    To develop additional new membranes to be used in the Company's encapsulated-cell products and to obtain access to membrane expertise from one of the world's leading membrane companies, the Company entered into a Development and Supply Agreement with Akzo Nobel Faser AG ("Akzo") dated December 1, 1993. Akzo is the world's largest supplier of medical grade membranes. Under the terms of the agreement, Akzo and the Company are evaluating Akzo's existing membranes to determine if the membranes can be used in connection with the Company's proposed products. In addition, Akzo has begun development of improved membranes for use by the Company. The Company has agreed to reimburse Akzo for a portion of Akzo's costs incurred in the development. In the event the Company determines to use membranes developed by Akzo in the Company's products, Akzo will supply membranes to the Company at Akzo's cost plus a certain profit. Akzo will also be entitled to a royalty on sales of the Company's products utilizing Akzo's membranes. Akzo has agreed not to supply membranes to any other third party for encapsulation of cells for in vivo therapeutic applications. Either Akzo or the Company can terminate the Agreement in the event Akzo is unable or unwilling to supply sufficient quantity of membranes to meet the Company's needs. In such event, Akzo would license the technology necessary to manufacture the membranes to CytoTherapeutics.

    The Company has the right to utilize membranes from other manufacturers in its products provided the Company pays a small royalty to Akzo on the sales of such products. The Company will also continue its internal membrane development efforts, and may utilize internally developed membranes in its products without obligation to Akzo.

    For the years ending December 31, 1997, 1996 and 1995, the Company paid Akzo under the terms of the agreement approximately $98,000, $295,000 and $118,000, respectively.

    SIGNAL PHARMACEUTICALS, INC.

    In December 1997, StemCells, Inc. entered into two license agreements with Signal Pharmaceuticals, Inc. under which each party licensed to the other certain patent rights and biological materials for use in defined fields. The parties are in disagreement as to the interpretation of the rights licensed to StemCells, Inc. The Company cannot presently determine whether this dispute will lead to litigation.

LICENSE AGREEMENTS AND SPONSORED RESEARCH AGREEMENTS

    NEUROSPHERES, LTD.

    In March 1994, the Company entered into a Contract Research and License Agreement with NeuroSpheres, Ltd. Under the agreement, the Company obtained from NeuroSpheres an exclusive, worldwide, royalty-bearing license for the commercial development and use of certain neural stem cells for transplantation to treat human disease. In 1997, the Company settled a dispute that arose between it and NeuroSpheres, Ltd. under the agreement. Pursuant to the settlement, the Company has obtained an exclusive patent license from NeuroSpheres in the field of transplantation, subject to a limited right of NeuroSpheres to purchase a nonexclusive license from the Company. The Company has developed additional intellectual property relating to the subject matter of the license.

    COGNETIX, INC.

    In February 1997, CytoTherapeutics, Inc. and Cognetix, Inc. entered into a Collaboration and Development agreement to screen selected peptides isolated by Cognetix for possible development into therapeutic products aimed at a broad range of human disease states using CytoTherapeutics' cell-based delivery technology. The Company and Cognetix are reexamining their relationship; the Company expects this reexamination will lead to termination of the joint project under the agreement signed in February 1997.

    The Company and Cognetix have also entered into an option agreement giving CytoTherapeutics the right to option up to three of Cognetix's compounds for use in treating eye diseases. CytoTherapeutics has exercised its right as to one protein.

    STATE OF RHODE ISLAND

    In 1989, the Company entered into an agreement with the State of Rhode Island pursuant to which an agency of the State reimbursed the Company $1,172,000 for certain research activities the Company funded at Brown University. Under the terms of this grant, the Company is obligated to pay royalties ranging from three to five percent of revenues from products developed under the agreement, to a maximum of $1,758,000.

    ACADEMIC RELATIONSHIPS

    The Company and its wholly owned subsidiary, StemCells, Inc., have entered into a number of research and/or license agreements with academic organizations. These research agreements provide that the Company will fund certain research costs and in return will have a license or an option for a license to the resulting inventions. Under these license agreements, the Company and/or StemCells, Inc. will typically be subject to obligations of due diligence and the requirement to pay royalties on products which use patented technology licensed under such agreements.

                             CYTOTHERAPEUTICS, INC.

    The Company has expended and expects to continue to expend substantial sums to support academic research programs. To date, the Company's principal academic collaborations have been with Brown University and Dr. Patrick Aebischer at the Centre Hospitalier Universitaire Vaudois in Switzerland. Research and development expenses paid in connection with these collaborations aggregated approximately $1,326,000, $1,337,000 and $1,008,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The Company and StemCells, Inc. also have a number of collaborative relationships with other academic institutions and academic researchers.

                                STEMCELLS, INC.

    StemCells, Inc. has entered into a number of research agreements with academic institutions. These include a Sponsored Research Agreement with The Scripps Research Institute and a Sponsored Research Agreement with Oregon Health Sciences University. These agreements require StemCells, Inc. to fund certain research (in the amounts of approximately $931,000 over three years and $105,000 over one year, respectively) in return for licenses or options to license the inventions resulting from such research.

    In addition, StemCells, Inc. has entered into license agreements with the California Institute of Technology and the University of Utah Research Foundation. These license agreements and the agreements referred to in the foregoing paragraph relate largely to stem cells or to progenitor cells and to their isolation and identification.

MANUFACTURING

    ENCAPSULATED CELLS

    The Company believes the ability to manufacture encapsulated-cell products which are safe and effective will be a key source of competitive advantage in its encapsulated-cell therapy business. Thus, the Company intends to manufacture its proposed products and maintain control of this important proprietary element of its business wherever possible.

    The manufacturing process for the Company's lead product (its chronic pain implant) is comprised of five modules: (i) manufacture of the fiber membrane;
(ii) assembly of implants; (iii) acquisition and culturing of the cells; (iv) placement of the cells within the implant; and (v) packaging of the cell-loaded implants for shipping to the clinical site. The Company is employing this process, using current Good Manufacturing Practices ("cGMP"), for manufacturing its pain implants for use in clinical trials. Quality control tests are performed on each batch of the finished pain devices to assess sterility and potency. Only batches meeting all specifications are released for use in clinical trials. Critical equipment and processes have been validated to assure manufacturing consistency and control. A 21,000-square foot laboratory and pilot manufacturing facility is now in operation.

    Implants for clinical trials are currently produced in small quantities. The commercial-scale manufacture of these products is expected to require specialized automated or semi-automated equipment and expansion of manufacturing facilities. The Company's current manufacturing process has been designed to facilitate the incorporation of additional automation over time.

    The facilities and equipment required to manufacture the Company's encapsulated-cell implants are different from those required to manufacture potentially competitive biopharmaceutical products.

    The Company's pilot manufacturing plant, without additional expansion or increasing staffing, does not have sufficient capacity to permit the Company to produce all of the products necessary to complete clinical trials in all indications the Company may wish to develop. In addition, the Company has not yet developed the capability to manufacture any of its proposed products on a commercial scale and is unaware of any other company which has manufactured any membrane encapsulated-cell product on a commercial scale. Manufacture of the Company's proposed products is expected to require specialized, automated equipment capable of forming complex polymer membranes into implants which combine media, matrices and living cells, and this process must be carried out on a precisely controlled basis, under sterile conditions in a clean-room environment. Failure to achieve commercial scale manufacturing capability at a reasonable cost or to demonstrate consistent results using manufactured prototypes in preclinical animal studies or clinical trials could prevent or delay submission of products for regulatory approval and initiation of new development programs, which could have a materially adverse effect on the Company. Regulatory restrictions have substantially increased the likely cost of manufacturing a product containing xenogeneic cells for commercial use. Since in certain cases the Company has agreed on pricing for supply of its products before commercial production begins, additional costs of production arising from regulations or otherwise, may cause the Company's cost of production to exceed the price it receives for producing such products. In addition, fearing liability, certain suppliers of raw materials used by the Company in connection with its implants have or may restrict use of such materials in humans.

    There can be no assurance that the Company will be able to develop the capability of manufacturing any of its proposed products on a cost-effective basis, or to identify and contract with manufacturers to produce such products or needed raw materials, at a cost or in the quantities necessary to make a commercially viable product.

    STEM CELLS

    The keys to successful commercialization of neural stem/progenitor cells include efficacy, safety, consistency of the product and economy of the process. The Company will address these issues by appropriate testing and banking representative vials of large-scale cultures. Commercial production is expected to involve expansion of banked cells and packaging them in an appropriate container(s) after formulating the cells in an effective carrier (which may also be used to affect the stability and engrafting of the stem cells or their progeny). Because of the early stage of the Company's stem/progenitor cell programs, the issues which will affect manufacture of stem/progenitor cell products is relatively unclear.

MARKETING

    The Company expects to market and sell its products primarily through co-marketing, licensing or other arrangements with third parties. The Company does not have experience in sales, marketing or distribution and does not expect to develop such capabilities in the near future. Generally, the Company in its commercial arrangements with third parties intends to have the marketing of its products undertaken by its partners, although the Company may seek to retain limited marketing rights in specific markets, particularly where the product may be addressed by a specialty or niche sales force.

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

    The Company has exclusive or non-exclusive rights to a portfolio of patents and patent applications related to the encapsulation of cells and related technologies and to various stem cells and methods of deriving and using them. In general, these encapsulation patents and patent applications pertain to the release of neurotransmitters from encapsulated cells, use of various cell types, encapsulation devices and their manufacture, encapsulation methods and various aspects of the therapeutic use of capsules in the treatment of various diseases. The stem/progenitor cell patents and patent applications relate mainly to compositions of matter, methods of obtaining such cells, and methods for preparing and utilizing such cells. Currently, the Company's U.S. patent portfolio includes rights to 36 issued U.S. patents and a number of pending patent applications.

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

    A number of pharmaceutical, biotechnology and other companies, universities and research institutions have filed patent applications or have been issued patents relating to cell therapy and encapsulation, stem cells and other technologies potentially relevant to or required by the Company's expected products. In particular, a third party has received a U.S. patent which such third party asserts relates to cells for alleviating chronic pain in humans. The Company cannot predict which, if any, of such applications will issue as patents or the claims which might be allowed. The Company is aware that a number of companies have filed applications relating to stem cells. The Company is also aware of a number of patent applications and patents claiming use of genetically modified cells to treat disease, disorder or injury. The Company also cannot predict the impact of the application of existing patent applications and patents on future unencapsulated products. The Company is aware of two issued patents to a competitor claiming certain methods for treating defective, diseased or damaged cells in the mammalian CNS by grafting genetically modified donor cells from the same mammalian species. The Company is also aware of third party patents and patent applications claiming rights to the neurotrophic factors which the Company hopes to deliver with its cell encapsulation technology, and to the production of these factors through the use of genetically modified cells. The Company expects to use genetically modified cells to produce these factors for use in its products.

    The Company may also be required to seek licenses in regard to other cell lines, the techniques used in creating or obtaining such cell lines, growth factors required to obtain and maintain such cell lines, the materials used in the manufacture of its implants or otherwise. If third party patents or patent applications contain claims infringed by the Company's technology and such claims or claims in issued patents are ultimately determined to be valid, there can be no assurance that the Company would be able to obtain licenses to these patents at a reasonable cost, if at all, or be able to develop or obtain alternative technology. If the Company is unable to obtain such licenses at a reasonable cost, it may be adversely affected. There can be no assurance that the Company will not be obliged to defend itself in court against allegations of infringement of third-party patents. Patent litigation is very expensive and could consume substantial resources and create significant uncertainties. An adverse outcome in such a suit could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties, or require the Company to cease using such technology.

    The Company also relies upon trade-secret protection for its confidential and proprietary information. There can be no assurance that others will not independently develop substantially equivalent proprietary information or techniques, gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its trade secrets.

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

    The Company has obtained rights from universities and research institutions to technologies, processes and compounds that it believes may be important to the development of its products. These agreements typically require the Company to pay license fees, meet certain diligence obligations and, upon commercial introduction of certain products, pay royalties. These include exclusive license agreements with Brown University and NeuroSpheres, Ltd. to certain patents and know-how regarding present and certain future developments in encapsulation technology and neural stem cells, respectively. The Company's licenses may be canceled or converted to non-exclusive licenses if the Company fails to use the relevant technology or the Company breaches its agreement. Loss of such licenses could expose the Company to the risks of third party patents and/or technology. There can be no assurance that any of these licenses will provide effective protection against the Company's competitors.

COMPETITION

    The Company's initial products are expected to compete with a variety of therapeutic products and procedures. Major pharmaceutical companies currently offer a number of pharmaceutical products to treat chronic pain, Parkinson's disease, and other diseases for which the Company's technologies may be applicable. The Company believes that its products, if successfully developed, will compete with these products principally on the basis of improved and extended efficacy and safety and the overall economic benefit to the health care system offered by such products. However, many pharmaceutical and biotechnology companies are investigating new drugs and therapeutic approaches to treat neurodegenerative diseases, which may achieve new and better efficacy profiles, extend the therapeutic window, alter the prognosis of these diseases or prevent their onset.

    The market for therapeutic products that address degenerative diseases is large, and competition is intense and is expected to increase. The Company's most significant competitors are expected to be fully integrated pharmaceutical companies and more established biotechnology companies. Such competitors have significant resources and expertise in research and development, manufacturing, testing, obtaining regulatory approvals and marketing and also have significantly greater capital resources. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical or biotechnology companies. Many of these competitors have significant products approved or in development which could be competitive with the Company's potential products, and also operate large, well-funded research and development programs. In addition, the Company competes with other companies and institutions for highly qualified scientific and management personnel.

    The Company's products to treat chronic pain, if successfully developed, will compete with epidural and intrathecal opiates, such as morphine and its analogs, and with adjuvant analgesics, antidepressants and anticonvulsants, as well as with new therapeutics under development such as SNX 111, a conopeptide. New delivery and dose control methods for traditional pain treatments, such as morphine pumps, may also compete with the Company's products.

    The Company's products to treat Parkinson's disease, if successfully developed, may compete with orally administered drugs which contain L-dopa, other forms of cell transplantation, ablative and stimulative procedures and new drugs under development. Neurotrophic factors delivered to the patient other than with the Company's encapsulation technology, such as by gene therapy, also represent potential products that may compete with the Company's products. In addition, certain companies are attempting to develop gene therapies including products (which may or may not involve neurotrophic factors) for the treatment of a number of neurodegenerative diseases, including Parkinson's disease.

    The Company's stem/progenitor cell products, if successfully developed, might face competition from existing products like those referred to in the preceding paragraph. In addition, the Company believes that its competitors are trying to develop stem/progenitor cell-based technologies. The Company expects that these products, if developed, will compete with the Company's potential stem/progenitor cell products based on efficacy, safety, cost and intellectual property positions. The Company expects that gene therapy, if successfully developed, will also be a source of competition for potential stem/progenitor cell products.

    There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than those being developed by the Company or that would render the Company's technology obsolete or non-competitive. The Company may also face competition from companies which have filed patent applications relating to cell encapsulation and the use of genetically modified cells to treat disease, disorder or injury. The Company may be required to seek licenses from these competitors in order to commercialize certain of its proposed products and there can be no assurance that the Company will be able to obtain such licenses at a reasonable cost, if at all.

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

GOVERNMENT REGULATION

    The manufacturing and marketing of the Company's potential products and its research and development activities are and will continue to be subject to regulation for safety and efficacy by numerous governmental authorities in the United States and other countries. In the United States, pharmaceuticals, biologicals and medical devices are subject to rigorous FDA regulation. The Federal Food, Drug and Cosmetic Act, as amended, and the Public Health Service Act, as amended, the regulations promulgated thereunder, and other Federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, export, record keeping, approval, marketing, advertising and promotion of the Company's potential products. Product development and approval within this regulatory framework takes a number of years and involves substantial uncertainty combined with the expenditure of substantial resources. In addition, the United States, states and other jurisdictions have restrictions on the use of fetal tissue which could restrict the Company's use of such materials.

    Three branches of the FDA, the Center for Drug Evaluation and Research, the Center for Biologics Evaluation and Research and the Center for Devices and Radiological Health, review and approve drugs, biologics and devices, respectively. The FDA has indicated to the Company that the Center for Biologics Evaluation and Research will have primary jurisdiction for premarket review of the Company's potential products that utilize the Company's encapsulated-cell technology. However, the FDA has also indicated that the Center for Drug Evaluation and Research and the Center for Devices and Radiological Health will play a role in the agency's review of the Company's potential products. In addition, the FDA has published certain guidelines regarding living cells and their transplantation and has begun to develop guidelines for the regulation of xenotransplantation of cells and organs.

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

    The testing and approval process is likely to require substantial time, effort and expense and there can be no assurance that any FDA approval will be granted on a timely basis, if at all. The time to approval is affected by a number of factors, including relative risks and benefits demonstrated in clinical trials, the availability of alternative treatments and the severity of the disease. Additional animal studies or clinical trials may be requested during the FDA review period and may delay marketing approval. After FDA approval for the initial indications and requisite approval of the manufacturing facility, further clinical trials may be necessary to gain approval for the use of the product for additional indications. The FDA may also require unusual or restrictive post-marketing testing and surveillance to monitor for adverse effects, which can involve significant expense or grant only conditional approvals.

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

    The Orphan Drug Act provides incentives to drug manufacturers to develop and manufacture drugs for the treatment of diseases or conditions that affect fewer than 200,000 individuals in the United States. Orphan drug status can also be sought for treatments for diseases or conditions that affect more than 200,000 individuals in the United States if the sponsor does not realistically anticipate its product becoming profitable from sales in the United States. The Company may apply for orphan drug status for certain of its therapies. Under the Orphan Drug Act, a manufacturer of a designated orphan product can seek tax benefits, and the holder of the first FDA approval of a designated orphan product will be granted a seven-year period of marketing exclusivity in the United States for that product for the orphan indication. While the marketing exclusivity of an orphan drug would prevent other sponsors from obtaining approval of the same compound for the same indication, it would not prevent other types of products from being approved for the same use including in some cases, slight variations on the originally designated orphan product. Legislation has been introduced in the U.S. Congress in the past, and is likely to be introduced again in the future, that would restrict the extent and duration of the market exclusivity of an orphan drug, and there can be no assurance that the benefits of the existing statute will remain in effect.

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

    There has been increasing regulatory concern about the risks of xenotransplantation. Concern has focused on the use of cells derived from cows (such as are used in the Company's pain program) and cells from primates and pigs. The United Kingdom has adopted a moratorium on xenotransplantation pending further research and discussion; the EC Commission has introduced a ban on the use of "high-risk material" from cattle and sheep in the Member States of the European Union in the manufacture of pharmaceuticals (this ban would apparently not include the type of cells used in the Company's pain program). In addition, the FDA has recently proposed guidelines which impose significant constraints on the clinical use of non-human cells. The regulations proposed, particularly if they are made more restrictive, could impact significantly on the cost of clinical trials and the cost to manufacture products using xenogeneic cells; the Company has begun to concentrate on the use of human cells as opposed to cells derived from non-human animals. Furthermore, the FDA has published a "Proposed Approach to Regulation of Cellular and Tissue-Based Products" which relates to the use of human cells. The Company cannot presently determine the effects of such actions nor what other actions might be taken. Restrictions on the testing or use of cells, whether human or nonhuman, as human therapeutics could adversely affect the Company's product development programs and the Company itself and could prevent the Company from producing and/or selling certain products or make the cost of production by the Company prohibitively high.

    In addition to safety regulations enforced by the FDA, the Company is also subject to regulations under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act and other present and potential future supranational, foreign, Federal, state and local regulations.

    Outside the United States, the Company will be subject to regulations which govern the import of drug and device products from the United States or other manufacturing sites and foreign regulatory requirements governing human clinical trials and marketing approval for its products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursements vary widely from country to country. In particular, the European Union ("EU") is revising its regulatory approach to high tech products and representatives from the United States, Japan and the EU are in the process or harmonizing and making more uniform the regulations for the registration of pharmaceutical products in these three markets. Although certain of such proposals have been adopted, the Company cannot anticipate what effect the adoption of the final forms of this harmonization or the changes to the EU high tech procedure may have.

    Switzerland is expected to conduct a referendum in 1998 to determine the extent to which the use of recombinant DNA technologies may be restricted within Switzerland. The Company cannot predict the results of the referendum or determine the effects of such restrictions.

REIMBURSEMENT AND HEALTH CARE COST CONTROL

    The Company's ability to commercialize products successfully may depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health insurers and others both in the United States and abroad. Significant uncertainty exists as to the reimbursement status of newly approved health care products. Reimbursement limitations or prohibitions with respect to any product developed by the Company could adversely affect the Company's ability to establish and maintain price levels sufficient for realization of an appropriate return on its investment in developing new therapies. Government and other third party payers are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new therapeutic products approved for marketing by the FDA and by refusing, in some cases, to provide any coverage for uses of approved products for disease indications for which the FDA has not granted marketing approval. If adequate coverage and reimbursement levels are not provided by third party payers for uses of the Company's therapeutic products, the market acceptance of these products would be adversely affected.

    The revenues and profitability of health care-related companies may be affected by the continuing efforts of governmental and third party payers to contain or reduce the cost of healthcare through various means. For example, in certain foreign markets pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, there have been, and the Company expects that there will continue to be, a number of Federal and state proposals to implement government control over healthcare costs. Efforts at healthcare reform are likely to continue in future legislative sessions. It is uncertain what legislative proposals will be adopted or what actions Federal, state or private payers for healthcare goods and services may take in response to healthcare reform proposals of legislation. The Company cannot predict the effect healthcare reforms may have on its business. Any such reforms as well as the uncertainty their proposal engenders could have a material adverse effect on the Company.

EMPLOYEES

    As of March 9, 1998, the Company had 120 full-time employees, including 20 employees with Ph.D. or M.D. degrees. Approximately 101 employees work in research and development, regulatory affairs, prototype manufacturing, quality assurance and control and laboratory support services. A number of the Company's employees have held positions with other biotechnology or pharmaceutical companies or have worked in university research programs. No employees are covered by collective bargaining agreements.

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

    IRVING L. WEISSMAN, M.D., is the Karel and Avice Beekhuis Professor of Cancer Biology, Professor of Pathology and Professor of Developmental Biology at Stanford University. Dr. Weissman is a cofounder of Systemix, Inc., and Chairman of the Scientific Advisory Board of Systemix, Inc. He has served on the Scientific Advisory Boards of Amgen Inc., DNAX and T-Cell Sciences, Inc. Dr. Weissman is Chairman of the Scientific Advisory Board of CytoTherapeutics.

    PATRICK AEBISCHER, M.D., PH.D., is the Director of the Gene Therapy Center at the Centre Hospitalier Universitaire Vaudois, Lausanne, Switzerland and Professor of Biomaterials, Brown University. He is also Professor of the Swiss Polytechnical School in Lausanne. Dr. Aebischer is a founding scientist of the Company and a member of its Board of Directors and Chairman of the Board of Modex Therapeutiques SA.

    DAVID J. ANDERSON, PH.D., is Professor of Biology, California Institute of Technology, Pasadena, California and Investigator, Howard Hughes Medical Institute.

    ANDERS BJORKLUND, M.D., is Professor, University of Lund, Lund, Sweden.

    CONSTANCE L. CEPKO, PH.D., is Professor, Department of Genetics, Harvard Medical School, Boston, Massachusetts.

    FRED H. GAGE, PH.D., is Professor, Laboratory of Genetics, The Salk Institute for Biological Studies, La Jolla, California and Adjunct Professor, Department of Neurosciences, University of California, San Diego, California.

    WILLIAM F. HICKEY, M.D., is Chairman of Pathology, Dartmouth-Hitchcock Medical Center, Lebanon, New Hampshire.

    SIR PETER J. MORRIS, PH.D., is Professor, Nuffield Department of Surgery, Oxford University, Oxford, England.

MEDICAL ADVISORY BOARD

    The Company is creating a Medical Advisory Board to advise the Company on the clinical aspects of its projects, including the indications to be pursued and the trial strategies that are most efficient and effective. Edwin Cadman, M.D., Chief of Staff, Yale-New Haven Hospital and former Chairman of Abbott

Laboratories Medical Advisory Board, has agreed to assist the Company in establishing the Board and to be its Chairman.

ITEM 2. PROPERTIES

    The Company's research laboratories and administrative offices are located in a 65,000 square-foot multipurpose building housing wet labs, specialty research areas and administrative offices located in Lincoln, RI. The facilities are leased pursuant to a fifteen-year lease agreement with the Company having certain renewal options. The Company has also leased a 21,000 square-foot pilot manufacturing facility and a 3,000 square-foot cell processing facility for its pain program in Lincoln, Rhode Island. This facility was financed by bonds issued by the Rhode Island Industrial Facilities Corporation. The Company has also leased additional space near its pilot plant for expanded research and development. In 1998, the Company entered into a three-year lease for approximately 6,000 square feet of laboratory space in Sunnyvale, California. This space is being refitted to serve as the laboratory for the research activities of the Company's subsidiary, StemCells, Inc.

    The Company's current facilities are expected to be sufficient to accommodate the Company's needs at least past the end of 1999.

ITEM 3. LEGAL PROCEEDINGS

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

    The Common Stock of CytoTherapeutics is traded on the National Market System of NASDAQ under the Symbol CTII. The quarterly ranges of high and low sales prices since January 1, 1996 are shown below:

1998                                                 HIGH         LOW
-------------------------------------------------- --------    ---------
First Quarter (through March 12).................. $ 4 3/16    $ 2 9/16


1997                                                 HIGH         LOW
-------------------------------------------------- --------    ---------
Fourth Quarter.................................... $ 7 1/8     $ 3 11/16
Third Quarter..................................... $ 6 1/8     $ 4 3/4
Second Quarter.................................... $ 8 3/4     $ 4 15/16
First Quarter..................................... $10 7/8     $ 8 3/8

1996                                                 HIGH         LOW
-------------------------------------------------- --------    ---------
Fourth Quarter.................................... $11         $ 7 5/8
Third Quarter..................................... $12 5/8     $ 7 1/8
Second Quarter.................................... $15 1/2     $10 5/8
First Quarter..................................... $18 3/4     $12 3/4

    No cash dividends have been declared on the Common Stock since the Company's inception.

    As of March 9, 1998, there were approximately 268 holders of record of the Common Stock.

    On December 11, 1996, the Company sold 829,171 shares of Common Stock to Genentech in connection with the Company's collaboration agreement with Genentech for $10.01 per share. The shares were issued as a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 based on, among other things, availability of information about the issuer and representations by the purchaser as to sophistication.

ITEM 6. SELECTED FINANCIAL DATA

                                                                             YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------------------
                                                                1997       1996       1995       1994       1993
                                                              ---------  ---------  ---------  ---------  ---------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA
Revenue from collaborative agreements.......................  $  10,617  $   7,104  $  11,761  $   1,250  $     190
Research and development expenses...........................     18,604     17,130     14,730     13,514     11,807
Acquired research and development...........................      8,344     --         --         --         --
Net loss....................................................    (18,114)   (13,759)    (8,891)   (16,461)   (12,544)
Net loss per share(1).......................................      (1.08)     (0.89)     (0.69)     (1.52)     (1.47)
Shares used in computing net loss per share(1)..............     16,704     15,430     12,799     10,833      8,541

                                                                                 DECEMBER 31,
                                                             -----------------------------------------------------
                                                               1997       1996       1995       1994       1993
                                                             ---------  ---------  ---------  ---------  ---------
                                                                                (IN THOUSANDS)
BALANCE SHEET DATA
Cash and cash equivalents and marketable securities........  $  29,050  $  42,607  $  44,192  $  19,138  $  30,855
Total assets...............................................     44,301     58,397     56,808     32,194     40,996
Long-term debt, including capitalized leases...............      4,108      8,223      5,441      5,641      3,428
Redeemable common stock....................................      5,583      8,159     --         --         --
Stockholders' equity.......................................     28,900     34,747     45,391     22,637     34,509

------------------------

(1)  See Note 2 to consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of the financial condition and results of operations of CytoTherapeutics, Inc. should be read in conjunction with the accompanying financial statements and the related footnotes thereto.

OVERVIEW

    Since its inception in August 1988, the Company has been primarily engaged in research and development of human therapeutic products. No revenues have been derived from the sale of any products, and the Company does not expect to receive revenues from product sales for at least several years. The Company expects that its research and development expenditures will increase substantially in future years as research and product development efforts accelerate and clinical trials are initiated or broadened. The Company has incurred annual operating losses since inception and expects to incur substantial operating losses in the future. As a result, the Company is dependent upon external financing from equity and debt offerings and revenues from collaborative research arrangements with corporate sponsors to finance its operations. The Company's results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future due to the occurrence of material, non recurring events, including without limitation, the receipt of one-time, non recurring licensing payments.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

    Revenues from collaborative agreements totaled $10,617,000, $7,104,000 and $11,761,000 for the years ending December 31, 1997, 1996 and 1995, respectively. Revenues were earned primarily from a Development, Marketing and License Agreement with Astra AB, which was signed in March 1995. Included in the 1997 revenue is a $3,000,000 milestone payment from Astra AB related to the Phase II clinical program for the Company's pain control implant. Included in 1995 revenue is a one-time licensing fee from Astra AB of $5,000,000.

    Research and development expenses totaled $18,604,000 in 1997, as compared to $17,130,000 in 1996 and $14,730,000 in 1995. The increase of $1,474,000, or
9% from 1996 to 1997 was primarily attributable to an increase in manufacturing supplies associated with Phase II clinical trials and an additional $917,000 of expense from Modex Therapeutiques SA ("Modex") the Company's formerly 50% owned subsidiary, which was included in CytoTherapeutics' operating results through October 1997. The increase of $2,400,000, or 16% from 1995 to 1996 was primarily attributable to increases in the number of research, development and production staff, spending for company sponsored research at academic and other institutions and scientific consulting.

    Acquired research and development consists of a one-time charge of $8,344,000 related to the acquisition of StemCells, Inc. Commercialization of the acquired technology will require significant incremental research expenditures over a number of years.

    General and administrative expenses were $6,158,000 for the year ended December 31, 1997, compared with $5,679,000 in 1996 and $4,620,000 in 1995. The increase of $479,000 , or 8%, from 1996 to 1997 was primarily attributable to increased spending for legal fees associated with the NeuroSpheres, Ltd. arbitration, patents, recruiting fees and other professional services. The increase of $1,059,000, or 23%, from 1995 to 1996 was principally due to increases in the number of administrative personnel, one-time hiring bonuses, as well as consulting costs attributable to the establishment of Modex, a formerly 50% owned Swiss subsidiary.

    Interest income for the years ended December 31, 1997, 1996 and 1995 totaled $1,931,000, $2,260,000 and $1,714,000, respectively. The average cash and investment balances were $33,343,000, $37,600,000 and

$26,907,000 in 1997, 1996 and 1995, respectively. The decrease in interest income from 1996 to 1997 was attributable to lower average balances. The increase in interest income from 1995 to 1996 was principally due to higher average balances.

    In 1997, interest expense was $438,000, compared with $618,000 in 1996 and $685,000 in 1995. The decrease from 1996 to 1997 was attributable to capitalization of interest on the new facility in the amount of $210,000. The decrease in 1995 to 1996 is principally due to decreasing balances of capitalized lease obligations only partially offset by additional collateralized loan obligations.

    In October 1997, the Company recognized a gain in the amount of $3,387,000 related to the sale of half of the Company's interest in Modex.

    In December 1995, the Company recognized a loss on its investment in Neocrin Company of $2,330,848, as it determined that the carrying value in its investment had been permanently impaired. The valuation reserve of $2,330,848 reduced the valuation of the investment to $200,000.

    The net loss in 1997, 1996 and 1995 was $18,114,000, $13,759,000, and
$8,891,000, respectively. The loss per share was $1.08, $0.89 and $0.69 in 1997, 1996 and 1995, respectively. The large increase in 1997 is attributable to a one-time charge of $8,344,000 for acquired research and development related to the purchase of StemCells, Inc. offset by a gain on partial sale of the Company's interest in Modex Therapeutiques, SA in the amount of $3,387,000. The decreased loss in 1996 and 1995 is principally due to revenue earned for research funding under the Company's agreement with Astra AB.

LIQUIDITY AND CAPITAL RESOURCES

    Since its inception, the Company has financed its operations through the sale of common and preferred stock, the issuance of long-term debt and capitalized lease obligations, revenues from collaborative agreements, research grants and interest income.

    The Company had unrestricted cash, cash equivalents and marketable securities totaling $29,050,000 at December 31, 1997. Cash equivalents and marketable securities are invested in agencies of the U.S. government, investment grade corporate bonds and money market funds.

    In May 1996, the Company secured an equipment loan facility with a bank in the amount of $2,000,000. The Company has borrowed $741,000 under this agreement as of December 31, 1997. The loan requires interest payments only for the first two years; principal payments are payable over a three-year period beginning May 1998. Any unused commitment expires on May 15, 1998. The loan is secured by equipment purchased with the proceeds of the credit facility.

    In October 1997, the Company completed a series of transactions which resulted in the establishment of its previously 50%-owned Swiss subsidiary, Modex as an independent company. In the transactions, the Company reduced its ownership interest from 50% to approximately 25% in exchange for $4 million cash and elimination of its prior contingent obligation to contribute an additional Sfr 2.4 million (approximately $1.7 million) to Modex in July 1998. In the transactions, all of the put and call arrangements between the Company and other stockholders of Modex were eliminated and the Company forgave $463,000 due from Modex Therapeutiques, SA, to the Company. The Company recorded a gain on the transaction of $3,387,000 and will account for its now 25% ownership interest under the equity method.

    The Company and Modex also modified the terms of their existing royalty-bearing Cross License Agreement to (i) expand the field in which Modex is exclusively licensed to apply the Company's proprietary encapsulated cell technology to include, in addition to the original field of diabetes, obesity and anemia, the treatment of hemophilia A and B utilizing Factor VIII and/or Factor IX and two additional applications to be agreed to by the Company and Modex (ii) eliminate the requirement to make future milestone payments to Modex of up to 300,000 shares of the Company's Common Stock; (iii) limit the scope of the Company's technology licensed to Modex to existing and future encapsulation technology; and

(iv) specify the terms under which the Company will manufacture any products Modex may develop based on the Company's technology and grant Modex an option to manufacture or have manufactured such products on payment of a higher royalty. The Cross License Agreement continues to provide for the payment of royalties from Modex to the Company on the sale of any licensed products. The revised agreement similarly limits the scope of the Modex technology exclusively licensed, on a royalty-bearing basis, to the Company for the application of diseases, conditions and disorders of the central nervous system to existing and future encapsulation technology and certain additional existing technology.

    In September 1997, a merger of a wholly owned subsidiary of the Company and StemCells, Inc. was completed in the form of a purchase. Through the merger, the Company acquired StemCells, Inc. for a purchase price totaling approximately $9,475,000 consisting of 1,320,691 shares of the Company's common stock and options and warrants for the purchase of 259,296 common shares at nominal consideration, valued at $7,900,000, the assumption of certain liabilities of $934,000 and transaction costs of $641,000. The purchase price was allocated, through a valuation, to license agreements valued at $1,131,000 to be amortized over three years and acquired research and development of $8,344,000 which has been expensed. As part of the acquisition of StemCells, Inc., Richard M. Rose, M.D. , became President, Chief Executive Officer and a director of CytoTherapeutics, Inc. and Dr. Irving Weissman became a director of CytoTherapeutics, Inc. Upon consummation of the merger, the Company entered into consulting arrangements with the principal scientific founders of StemCells, Inc.; Dr. Irving Weissman, Dr. Fred H. Gage and Dr. David Anderson. Additionally, in connection with the merger, the Company was granted an option by the former principal shareholders of StemCells, Inc. to repurchase approximately 500,000 of the Company's shares of Common Stock exchanged for StemCells Inc. shares, upon the occurrence of certain events as defined.

    To attract and retain Drs. Rose, Weissman, Gage and Anderson, and to expedite the progress of the Company's stem cell program, the Company awarded these individuals options to acquire a total of approximately 1.6 million shares of the Company's common stock, at an exercise price of $5.25 per share, the quoted market price of the grant date; approximately 100,000 of these options are exercisable immediately, 1,031,000 of these options vest and become exercisable only on the achievement of specified milestones related to the Company's stem cell development program and the remaining 469,000 options vest over eight years. In connection with the 469,000 options issued to a non-employee, Dr. Anderson, the Company has recorded deferred compensation of $1,750,000, the fair value of such options at the date of grant, which will be amortized over an eight-year period. If the milestones specified relating to the 1,031,000 option grant are achieved, at that time the Company will record compensation expense for the excess of the quoted market price of the common stock over the exercise price of $5.25 per share for 562,000 options and the fair market value for 469,000 of such options determined using the Black-Scholes method. The Company has also designated a pool of 400,000 options to be granted to persons in a position to make a significant contribution to the success of the stem cells program.

    Stem cell research will be conducted pursuant to the provisions of an agreement between the Company and Drs. Weissman and Gage providing for a two-year research plan. If the goals of the research plan are accomplished, the Company has agreed to fund continuing stems cells research. Increases in stem cells research funding of not more than 25% a year will be funded by the Company as long as the goals of the research plan are being met, provided, however, that the Company will retain the option of (i) ceasing or reducing neural stem cell research even if all research plan goals are met by accelerating the vesting of all still-achievable performance based options and (ii) ceasing or reducing non-neural stem cell research even if all plan goals are being met by affording the scientific research founders the opportunity to continue development of the non-neural stem cell research by licensing the technology related to such research to the founders in exchange for a payment to the Company equal to all funding for such research, plus royalty payments.

    In 1997, the Company entered into an agreement with NeuroSpheres, Ltd. which superseded all previous license agreements and settled a dispute with NeuroSpheres, Ltd. Under the terms of the settlement, the Company has an exclusive royalty bearing license to growth-factor responsive stem cells for transplantation and NeuroSpheres, Ltd. has an option to acquire co-exclusive rights in exchange for an up front payment of $5,000,000. NeuroSpheres, Ltd.' option expires in 1998, if unexercised. The parties have no further research obligations to each other.

    In February 1997, the Company and Cognetix, Inc. entered into a collaboration and development agreement to screen selected peptides isolated by Cognetix, Inc. for possible development into therapeutic products aimed at a broad range of human disease states using the Company's cell-based delivery technology. Due to lack of certain successes under the Agreement, the Company and Cognetix, Inc. are reexamining their relationship; the Company expects this reexamination will lead to termination of the joint project under the agreement signed in February 1997. As part of the agreement with Cognetix, Inc., the Company purchased $250,000 of Cognetix, Inc. preferred stock and subject to certain milestones, is obligated to purchase as much as $1,500,000 of additional Cognetix, Inc. preferred stock. In July 1997, the Company loaned $250,000 to Cognetix, inc. which was repaid with interest in October 1997. The Company and Cognetix, Inc. have also entered into an option agreement giving the Company the right to purchase an option for up to three of Cognetix, Inc.'s compounds for use in treating eye diseases. In January 1998, the Company has exercised its option as to one protein for $100,000.

    In November 1996, the Company signed collaborative development and licensing agreements with Genentech, Inc. relating to the development of products using the Company's technology to deliver certain of Genentech's proprietary growth factors to treat certain diseases of the central nervous system. Under the terms of the agreement for Parkinson's disease, Genentech, Inc. purchased 829,171 shares of Common Stock for $8,300,000 to fund development of products to treat Parkinson's disease. Additional equity purchases and other funding by Genentech, Inc. may be available for future clinical development if agreed by the parties. Upon commercialization, Genentech, Inc. and the Company will share profits from product sales in the U.S. at an agreed upon percentage and Genentech, Inc. will pay the Company a royalty for product sales outside the U.S. The Company retained manufacturing rights for all products sold.

    The Company also licensed certain growth factors for the treatment of Huntington's disease and amyotrophic lateral sclerosis ("ALS"). Under the terms of the agreements, the Company is responsible for conducting and funding all preclinical and clinical development, subject to specified rights of Genentech, Inc. to participate in the development and marketing of the proposed products. Should Genentech, Inc. share in the development cost of the proposed products, the companies will share profits from certain territories at negotiated percentages. Where Genentech, Inc. does not participate in the development, upon commercialization, the Company will pay Genentech, Inc. an agreed upon royalty based on sales.

    In March 1995, the Company signed a collaborative research and development agreement with Astra AB for the development and marketing of certain encapsulated-cell products to treat pain. Astra AB made an initial, non-refundable payment of $5,000,000, included in revenue from collaborative agreements in 1995, a milestone payment of $3,000,000 in 1997 and may remit up to an additional $13,000,000 subject to the achievement of certain development milestones. Under the agreement, the Company is obligated to conduct certain research and development pursuant to a four-year research plan agreed upon by the parties. Over the term of the research plan, the Company expects to receive annual research payments of $5 million to $7 million from Astra AB which should fund the majority of the research and development costs incurred by the Company under the Plan. Subject to the successful development of such products and obtaining necessary regulatory approvals, Astra AB is obligated to conduct all clinical trials of products arising from the collaboration and to seek approval for their sale. Astra AB has the exclusive worldwide right to market products covered by the agreement. Until the later of either the last to expire of all patents included in the licensed technology or a specified fixed term, the Company is entitled to a royalty on the worldwide net sales of such products in return for the marketing license granted to Astra AB and the Company's obligation to manufacture and supply products. Astra AB has the right to terminate the agreement after April 1, 1998.

    Substantial additional funds will be required to support the Company's research and development programs, for acquisition of technologies and intellectual property rights, for preclinical and clinical testing of its anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, expansion of laboratory and office facilities, establishment of production capabilities and for general and administrative expenses. Until the Company's operations generate significant revenues from product sales, cash reserves and proceeds from equity and debt offerings, grants and funding from collaborative arrangements will be used to fund operations.

    The Company intends to pursue opportunities to obtain additional financing in the future through equity and debt financing, lease agreements related to capital equipment, grants and collaborative research arrangements. The source, timing and availability of any future financing will depend principally upon equity market conditions, interest rates and, more specifically, on the Company's continued progress in its exploratory, preclinical and clinical development programs. There can be no assurance that such funds will be available on favorable terms, if at all.

    The Company expects that its existing capital resources, revenues from collaborative agreements and income earned on invested capital will be sufficient to fund its operations through 1999. The Company's cash requirements may vary, however, depending on numerous factors. Lack of necessary funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs and/or its capital expenditures or to license its potential products or technologies to third parties.

    The Company has conducted a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations to existing software and converting to new software. The Year 2000 problem is not expected to pose a significant problem for the Company.

ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
CytoTherapeutics, Inc.

    We have audited the accompanying consolidated balance sheets of CytoTherapeutics, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in redeemable stock and stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CytoTherapeutics, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Boston, Massachusetts
February 6, 1998

                             CYTOTHERAPEUTICS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                          December 31,
                                                                     ----------------------
                                                                        1997        1996
                                                                     ----------------------
ASSETS
Current assets:
  Cash and cash equivalents........................................  $15,941,701 $19,921,584
  Marketable securities............................................  13,108,497  22,685,855
  Accrued interest receivable......................................     553,186     653,190
  Other current assets.............................................     576,008     491,582
                                                                     ----------------------
TOTAL CURRENT ASSETS...............................................  30,179,392  43,752,211
Property, plant and equipment, net.................................   7,922,751  10,732,102
Other assets, net..................................................   6,199,323   3,912,430
                                                                     ----------------------
TOTAL ASSETS.......................................................  $44,301,466 $58,396,743
                                                                     ----------------------
                                                                     ----------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................................  $  867,804  $1,850,925
  Accrued expenses.................................................   3,241,547   2,308,844
  Deferred revenue.................................................      16,144   1,859,092
  Current maturities of capitalized lease obligations..............     419,095     553,557
  Current maturities of long-term debt.............................     658,986     695,570
                                                                     ----------------------
TOTAL CURRENT LIABILITIES..........................................   5,203,576   7,267,988

Capitalized lease obligations, less current maturities.............   3,552,500   3,971,594
Long-term debt, less current maturities............................     555,525   4,251,008

Commitments and contingencies
Redeemable common stock, $.01 par value; 557,754 and 815,065 shares issued and outstanding at December 31, 1997 and 1996,
  respectively.....................................................   5,583,110   8,158,798

Common stock to be issued..........................................     506,600          --

Stockholders' equity:
  Convertible preferred stock, $.01 par value; 1,000,000 shares
    authorized; no shares issued and outstanding...................          --          --
  Common stock, $.01 par value; 45,000,000 shares authorized;
    17,526,220 and 15,614,333 shares issued and outstanding at
    December 31, 1997 and 1996, respectively.......................     175,262     156,144
  Additional paid-in capital.......................................  121,472,844 107,649,659
  Accumulated deficit..............................................  (91,036,254) (72,922,674)
  Unrealized gains (losses) on marketable securities...............      (8,877)     14,760
  Cumulative translation adjustment................................          --     (60,416)
  Deferred compensation............................................  (1,702,820)    (90,118)
                                                                     ----------------------
TOTAL STOCKHOLDERS' EQUITY.........................................  28,900,155  34,747,355
                                                                     ----------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........................  $44,301,466 $58,396,743
                                                                     ----------------------
                                                                     ----------------------

          See accompanying notes to consolidated financial statements.

                             CYTOTHERAPEUTICS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               YEAR ENDED DECEMBER 31,
                                                                    ---------------------------------------------
                                                                         1997            1996           1995
                                                                    --------------  --------------  -------------
Revenue from collaborative agreements.............................  $   10,617,443  $    7,104,284  $  11,760,666
Operating expenses:
  Research and development........................................      18,603,523      17,130,392     14,729,703
  Acquired research and development...............................       8,343,684              --             --
  General and administrative......................................       6,158,410       5,678,783      4,619,733
                                                                    ---------------------------------------------
                                                                        33,105,617      22,809,175     19,349,436
                                                                    ---------------------------------------------
LOSS FROM OPERATIONS..............................................     (22,488,174)    (15,704,891)    (7,588,770)
Other income (expense):
  Interest income.................................................       1,931,260       2,259,886      1,713,849
  Interest expense................................................        (437,991)       (618,213)      (685,470)
  Gain on partial sale of Modex...................................       3,386,808              --             --
  Loss on sale/leaseback..........................................        (342,014)             --             --
  Loss on equity investment.......................................        (105,931)             --             --
  Other income (expense)..........................................         (57,538)        404,128             --
  Currency exchange loss..........................................              --        (100,048)            --
  Loss on other investment........................................              --              --     (2,330,848)
                                                                    ---------------------------------------------
                                                                         4,374,594       1,945,753     (1,302,469)
                                                                    ---------------------------------------------
NET LOSS..........................................................  $  (18,113,580) $  (13,759,138) $  (8,891,239)
                                                                    ---------------------------------------------
                                                                    ---------------------------------------------
NET LOSS PER SHARE................................................  $        (1.08) $         (.89) $        (.69)
                                                                    ---------------------------------------------
                                                                    ---------------------------------------------
SHARES USED IN COMPUTING NET LOSS PER SHARE.......................      16,704,144      15,429,564     12,799,008
                                                                    ---------------------------------------------
                                                                    ---------------------------------------------

          See accompanying notes to consolidated financial statements.

                             CYTOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE COMMON STOCK AND STOCKHOLDERS'
                                     EQUITY

                              REDEEMABLE                                                                 UNREALIZED
                             COMMON STOCK             COMMON STOCK        ADDITIONAL                   GAINS (LOSSES)  CUMULATIVE
                        -----------------------  ----------------------     PAID-IN      ACCUMULATED   ON MARKETABLE   TRANSLATION
                         SHARES       AMOUNT       SHARES      AMOUNT       CAPITAL        DEFICIT       SECURITIES    ADJUSTMENTS
                        ---------  ------------  -----------  ---------  -------------  -------------  --------------  -----------
Balances, January 1,
  1995................     --      $    --        11,003,568  $ 110,036  $  73,008,958  $ (50,272,297)  $   (100,356)   $  --
Issuance of common
  stock...............     --           --         4,070,598     40,706     30,797,086                       --            --
                                                                                            ----
Exercise of stock
  options.............     --           --           102,831      1,028        465,614       --              --            --
Amortization of
  deferred
  compensation........     --           --           --          --           --             --              --            --
Change in unrealized
  gains on marketable
  securities..........     --           --           --          --           --             --              231,842       --
Net loss..............     --           --           --          --           --           (8,891,239)       --            --
                        ----------------------------------------------------------------------------------------------------------
Balances, December 31,
  1995................     --           --        15,176,997    151,770    104,271,658    (59,163,536)       131,486       --
Issuance of common
  stock...............     --           --           168,260      1,683      1,526,118       --              --            --
Issuance of common
  stock under the
  stock purchase
  plan................     --           --            18,338        184        140,557       --              --            --
Exercise of warrants..     --           --             6,128         61            (61)      --              --            --
Issuance of common
  stock to consultants
  and employees.......     --           --            48,700        487        429,079       --              --            --
Common stock issued
  pursuant to employee
  benefit plan........     --           --            13,719        137        162,231       --              --            --
Issuance of redeemable
  common stock........    829,171     8,300,000      --          --           --             --              --            --
Redeemable common
  stock lapses........    (14,106)     (141,202)      14,106        141        141,061       --              --            --
Exercise of stock
  options.............     --           --           168,085      1,681        979,016       --              --            --
Amortization of
  deferred
  compensation........     --           --           --          --           --             --              --            --
Change in unrealized
  losses on marketable
  securities..........     --           --           --          --           --             --             (116,726)      --
Change in cumulative
  translation
  adjustment..........     --           --           --          --           --             --              --           (60,416)
Net loss..............     --           --           --          --           --          (13,759,138)       --            --
                        ----------------------------------------------------------------------------------------------------------
Balances, December 31,
  1996................    815,065  $  8,158,798   15,614,333  $ 156,144  $ 107,649,659  $ (72,922,674) $      14,760   $  (60,416)


                                           TOTAL
                          DEFERRED     STOCKHOLDERS'
                        COMPENSATION      EQUITY
                        -------------  -------------
Balances, January 1,
  1995................   $  (109,271)  $  22,637,070
Issuance of common
  stock...............       --           30,837,792

Exercise of stock
  options.............       --              466,642
Amortization of
  deferred
  compensation........       109,271         109,271
Change in unrealized
  gains on marketable
  securities..........       --              231,842
Net loss..............       --           (8,891,239)

Balances, December 31,
  1995................       --           45,391,378
Issuance of common
  stock...............       --            1,527,801
Issuance of common
  stock under the
  stock purchase
  plan................       --              140,741
Exercise of warrants..       --             --
Issuance of common
  stock to consultants
  and employees.......      (185,201)        244,365
Common stock issued
  pursuant to employee
  benefit plan........       --              162,368
Issuance of redeemable
  common stock........       --             --
Redeemable common
  stock lapses........       --              141,202
Exercise of stock
  options.............       --              980,697
Amortization of
  deferred
  compensation........        95,083          95,083
Change in unrealized
  losses on marketable
  securities..........       --             (116,726)
Change in cumulative
  translation
  adjustment..........       --              (60,416)
Net loss..............       --          (13,759,138)

Balances, December 31,
  1996................  $    (90,118 ) $  34,747,355

                             CYTOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE COMMON STOCK AND STOCKHOLDERS'
                               EQUITY (CONTINUED)

                                                                                             UNREALIZED
                                                                                               GAINS
                          REDEEMABLE                                                          (LOSSES)
                         COMMON STOCK           COMMON STOCK      ADDITIONAL                     ON       CUMULATIVE
                     ---------------------  --------------------    PAID-IN    ACCUMULATED   MARKETABLE   TRANSLATION   DEFERRED
                      SHARES      AMOUNT     SHARES     AMOUNT      CAPITAL      DEFICIT     SECURITIES   ADJUSTMENTS  COMPENSATION
                     -------------------------------------------------------------------------------------------------------------
Issuance of common
  stock............     --          --        307,548      3,074    1,552,432      --           --            --           --
Issuance of common
  stock under the
  stock purchase
  plan.............     --          --         31,822        319      180,103      --           --            --           --
Deferred
  compensation
  recorded in
  connection with
  the granting of
  stock options....     --          --         --         --        1,750,000      --           --            --       (1,750,000)
Common stock issued
  pursuant to
  employee benefit
  plan.............     --          --         25,588        256      169,196      --           --            --           --
Issuance of common
  stock --
  StemCells,
  Inc..............     --          --      1,219,381     12,194    7,381,206      --           --            --           --
Redeemable common
  stock lapses.....   (257,311) (2,575,688)   257,311      2,573    2,573,115      --           --            --           --
Exercise of stock
  options..........     --          --         75,237        752      244,427      --           --            --           --
Deferred
  compensation--
  amortization and
  cancellations....     --          --         (5,000)       (50)     (27,294)     --           --            --          137,298
Change in
  unrealized losses
  on marketable
  securities.......     --          --         --         --          --           --           (23,637 )     --           --
Change in
  cumulative
  translation
  adjustment.......     --          --         --         --          --           --           --            60,416       --
Net loss...........     --          --         --         --          --       (18,113,580)     --            --           --
                     -------------------------------------------------------------------------------------------------------------
Balances, December
  31, 1997.........    557,754  $5,583,110  17,526,220 $ 175,262  $121,472,844 $(91,036,254) $    (8,877 ) $   --      $(1,702,820)
                     -------------------------------------------------------------------------------------------------------------
                     -------------------------------------------------------------------------------------------------------------

                        TOTAL
                     STOCKHOLDERS'
                       EQUITY
Issuance of common
  stock............    1,555,506
Issuance of common
  stock under the
  stock purchase
  plan.............      180,422
Deferred
  compensation
  recorded in
  connection with
  the granting of
  stock options....      --
Common stock issued
  pursuant to
  employee benefit
  plan.............      169,452
Issuance of common
  stock --
  StemCells,
  Inc..............    7,393,400
Redeemable common
  stock lapses.....    2,575,688
Exercise of stock
  options..........      245,179
Deferred
  compensation--
  amortization and
  cancellations....      109,954
Change in
  unrealized losses
  on marketable
  securities.......      (23,637)
Change in
  cumulative
  translation
  adjustment.......       60,416
Net loss...........  (18,113,580)
Balances, December
  31, 1997.........  $28,900,155

          See accompanying notes to consolidated financial statements.

                             CYTOTHERAPEUTICS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          YEAR ENDED DECEMBER 31,
                                                    ------------------------------------
                                                       1997         1996         1995

                                                    ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss..........................................  $(18,113,580) $(13,759,138) $(8,891,239)
Adjustments to reconcile net loss to net cash used
  for operating activities:
  Depreciation and amortization...................    1,968,234    1,671,068   1,465,351
  Acquired research and development...............    8,343,684           --          --
  Amortization of deferred compensation...........      109,954       95,083     109,271
  Common stock issued as compensation.............           --      406,733          --
  Equity interest loss............................      105,931           --          --
  Loss (gain) on investment.......................   (3,386,808)          --   2,330,848
  Loss on sale of fixed assets....................      413,856          871          --
  Changes in operating assets and liabilities:
    Accrued interest receivable...................      100,004      140,025    (606,395)
    Other current assets..........................     (232,604)     220,688    (293,909)
    Accounts payable and accrued expenses.........   (1,233,501)   1,077,350     183,680
    Deferred revenue..............................   (1,842,948)     109,092   1,750,000
                                                    ------------------------------------
NET CASH USED IN OPERATING ACTIVITIES.............  (13,767,778) (10,038,228) (3,952,393)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of Modex, net of cash
  disposed........................................    2,958,199           --          --
Purchases of marketable securities................  (14,182,521)  (3,083,621) (48,127,842)
Proceeds from sales of marketable securities......   23,736,242   14,924,200  24,139,057
Purchase of property, plant and equipment.........   (7,710,126)  (4,412,190) (1,405,522)
Proceeds on sale of fixed assets..................    8,003,926        3,000          --
Purchase of other investment......................     (250,000)          --    (500,100)
Acquisition of other assets.......................   (1,599,418)    (811,305)   (550,116)
StemCells assets acquired.........................     (640,490)          --          --
Advance to Cognetix...............................      250,000           --          --
Repayment from Cognetix...........................     (250,000)          --          --
                                                    ------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES......................................   10,315,812    6,620,084  (26,444,523)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of redeemable common
  stock...........................................           --    8,300,000          --
Proceeds from issuance of common stock............    1,905,380    1,668,542  30,837,792
Proceeds from the exercise of stock options and
  warrants........................................      245,179      980,697     466,642
Proceeds from debt financings.....................           --    4,059,947     859,832
Repayments of debt and lease obligations..........   (2,496,849)  (1,171,926)   (934,661)
                                                    ------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES......................................     (346,290)  13,837,260  31,229,605
Effect of exchange rate on cash and cash
  equivalents.....................................     (181,627)     (46,111)         --
                                                    ------------------------------------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS.....................................   (3,979,883)  10,373,005     832,689
Cash and cash equivalents, January 1..............   19,921,584    9,548,579   8,715,890
                                                    ------------------------------------
CASH AND CASH EQUIVALENTS, DECEMBER 31............  $15,941,701  $19,921,584  $9,548,579
                                                    ------------------------------------
                                                    ------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  INTEREST PAID...................................  $   436,461  $   616,671  $  700,806

          See accompanying notes to consolidated financial statements.

                             CYTOTHERAPEUTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997

1. NATURE OF BUSINESS

    CytoTherapeutics, Inc. (the "Company") is a biopharmaceutical company engaged in the development of cell-based therapeutics designed to deliver therapeutic substances to the central nervous system or regenerate damaged tissue.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The 1997 consolidated financial statements include accounts of the Company and StemCells, Inc., a wholly owned subsidiary. The 1996 consolidated financial statements include accounts of the Company and Modex Therapeutiques SA, a 50%-owned subsidiary. Significant intercompany accounts have been eliminated in consolidation.

USE OF ESTIMATES

    The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

    Cash and cash equivalents include funds held in investments with original maturities of three months or less. The Company's policy regarding selection of investments, pending their use, is to insure safety, liquidity, and capital preservation while obtaining a reasonable rate of return. Marketable securities consist of investments in agencies of the U.S. government, investment-grade corporate notes and money market funds. The fair values for marketable securities are based on quoted market prices.

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

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment, including that held under capitalized lease obligations, is stated at cost and depreciated using the straight-line method over the estimated life of the respective asset, as follows:

Building and improvements......................................  3 - 15 years
Machinery and equipment........................................  3 - 10 years
Furniture and fixtures.........................................  3 - 10 years

PATENT COSTS

    The Company capitalizes certain patent costs related to patent applications. Accumulated costs are amortized over the estimated economic life of the patents, not to exceed 17 years, using the straight-line method, commencing at the time the patent is issued. Costs related to patent applications are written off to

                             CYTOTHERAPEUTICS, INC.

                               DECEMBER 31, 1997

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) expense at the time such patents are deemed to have no continuing value. At December 31, 1997 and 1996, total costs capitalized were $3,486,000 and $2,887,000 and the related accumulated amortization was $208,000 and $126,000, respectively. Patent expense totaled $365,000, $249,000, and $195,000 in 1997, 1996 and 1995, respectively.

STOCK BASED COMPENSATION

    The Company grants qualified stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and, accordingly, recognizes no compensation expense for qualified stock option grants.

    For certain non-qualified stock options granted, the Company recognizes as compensation expense the excess of the deemed fair value of the common stock issuable upon exercise of such options over the aggregate exercise price of such options. The compensation is amortized over the vesting period of each option or the recipient's term of employment, if shorter.

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

FOREIGN CURRENCY TRANSLATION

    Prior to the sale of a majority ownership position in Modex, assets and liabilities of operations outside the United States are translated into United States dollars using current exchange rates; revenue and expense items are translated into United Stated dollars using a weighted average exchange rate for the period. The gains and losses resulting from such translation are accumulated as a separate component of shareholders' equity, whereas gains and losses resulting from foreign currency transactions generally are included in results of operations.

NET LOSS PER SHARE

    Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded, as their effect is antidilutive.

                             CYTOTHERAPEUTICS, INC.

                               DECEMBER 31, 1997

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    In 1997, the Company adopted Statement of Accounting Standards No. 128, EARNINGS PER SHARE (EPS) which is effective for both interim and annual financial statements for periods ended after December 15, 1997. Under Statement 128, primary EPS computed in accordance with Opinion 15 has been replaced with a simpler calculation called basic EPS. Basic EPS is calculated by dividing income available to common stockholders by the weighted average common shares outstanding. Fully dilutive EPS did not change significantly, but has been renamed diluted EPS. The adoption of Statement 128 had no effect on the Company's financial statements since common equivalent shares from stock options and warrants have been excluded as their effect is antidilutive.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1997, the FASB issued Statement No. 130, "REPORTING COMPREHENSIVE INCOME," and Statement No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION." Statement No. 130 establishes standards for reporting and display of comprehensive income and its components. Statement No. 131 establishes standards for the way that public companies report information about operating segments in financial statements. This Statement supersedes Statement No. 14, "FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE," but retains the requirements to report information about major customers. Statements 130 and 131 are effective for the Company in fiscal 1998. The Company does not believe that the adoption of these Statements will have a material effect on the Company's financial statements.

3. STEMCELLS, INC.

    In September 1997, a merger of a wholly owned subsidiary of the Company and StemCells, Inc. was completed in the form of a purchase. Through the merger, the Company acquired StemCells for a purchase price totaling approximately $9,475,000, consisting of 1,320,691 shares of the Company's common stock and options and warrants for the purchase of 259,296 common shares at nominal consideration, valued at $7,900,000 in the aggregate, the assumption of certain liabilities of $934,000 and transaction costs of $641,000. The purchase price was allocated, through a valuation, to license agreements valued at $1,131,000 to be amortized over three years and acquired research and development of $8,344,000 which has been expensed. As part of the acquisition of StemCells, Richard M. Rose, M.D., became President, Chief Executive Officer and director of the Company and Dr. Irving Weissman became a director of the Company.

    Upon consummation of the merger, the Company entered into consulting arrangements with the principal scientific founders of StemCells: Dr. Irving Weissman, Dr. Fred H. Gage and Dr. David Anderson. Additionally, in connection with the merger, the Company was granted an option by the former principal shareholders of StemCells to repurchase approximately 500,000 of the Company's shares of Common Stock exchanged for StemCells shares, upon the occurrence of certain events as defined.

    To attract and retain Drs. Rose, Weissman, Gage and Anderson, and to expedite the progress of the Company's stem cell program, the Company awarded these individuals options to acquire a total of approximately 1.6 million shares of the Company's common stock, at an exercise price of $5.25 per share, the quoted market price at the grant date; approximately 100,000 of these options are exercisable immediately, 1,031,000 of these options vest and become exercisable only upon the achievement of specified milestones related to the Company's stem cell development program and the remaining 469,000

                             CYTOTHERAPEUTICS, INC.

                               DECEMBER 31, 1997

3. STEMCELLS, INC. (CONTINUED)
options vest over eight years. In connection with the 469,000 options issued to a non-employee, Dr. Anderson, the Company has recorded deferred compensation of $1,750,000, the fair value of such options at the date of grant, which will be amortized over an eight-year period. If the milestones specified relating to the 1,031,000 option grant are achieved, at that time the Company will record compensation expense for the excess of the quoted market price of the common stock over the exercise price of $5.25 per share for 562,000 options and the fair market value for 469,000 of such options determined using the Black-Scholes method. The Company has also designated a pool of 400,000 options to be granted to persons in a position to make a significant contribution to the success of the stem cell program.

    Stem cell research will be conducted pursuant to the provisions of an agreement between the Company and Drs. Weissman and Gage providing for a two-year research plan. If the goals of the research plan are accomplished, the Company has agreed to fund continuing stem cell research. Increases in stem cells research funding of not more than 25% a year will be funded by the Company as long as the goals of the research plan are being met. However, the Company will retain the option of (i) ceasing or reducing neural stem cell research even if all research plan goals are met, but will be required to accelerate the vesting of all still-achievable performance based stock options, and (ii) ceasing or reducing non-neural stem cell research even if all plan goals are being met by affording the scientific research founders the opportunity to continue development of the non-neural stem cell research by licensing the technology related to such research to the founders in exchange for a payment to the Company equal to all prior Company funding for such research, plus royalty payments.

4. MODEX

    In October 1997, the Company completed a series of transactions which resulted in the establishment of its previously 50%-owned Swiss subsidiary, Modex Therapeutiques SA ("Modex") as an independent company. In the transactions, the Company reduced its ownership interest from 50% to approximately 25% in exchange for $4 million cash and elimination of its prior contingent obligation to contribute an additional Sfr 2.4 million (approximately $1.7 million) to Modex in July 1998. In the transactions, all of the put and call arrangements between the Company and other stockholders of Modex were eliminated and the Company forgave $463,000 due from Modex to the Company. The Company recorded a gain on the transactions of $3,387,000 and will account for its now approximately 25% investment under the equity method.

    The Company and Modex also modified the terms of their existing royalty-bearing Cross License Agreement to (i) expand the field in which Modex is exclusively licensed to apply the Company's proprietary encapsulated cell technology to include, in addition to the original field of diabetes, obesity and anemia, the treatment of hemophilia A and B utilizing Factor VIII and/or Factor IX and two additional applications to be agreed to by the Company and Modex; (ii) eliminate the requirement to make future milestone payments to Modex of up to 300,000 shares of the Company's common stock; (iii) limit the scope of the Company's technology licensed to Modex to existing and future encapsulation technology; and (iv) specify the terms under which the Company will manufacture any products Modex may develop based on the Company's technology and grant Modex an option to manufacture or have manufactured such products on payment of a higher royalty. The Cross License Agreement continues to provide for the payment of royalties from Modex to the Company on the sale of any licensed products. The revised agreement similarly limits the scope of the Modex technology exclusively licensed, on a royalty-bearing

                             CYTOTHERAPEUTICS, INC.

                               DECEMBER 31, 1997

4. MODEX (CONTINUED)
basis, to the Company for the application of diseases, conditions and disorders of the central nervous system to existing and future encapsulation technology and certain additional existing technology.

5. MARKETABLE SECURITIES

    The following is a summary of available-for-sale securities:

                                                                DECEMBER 31, 1997
                                                 ------------------------------------------------
                                                                GROSS        GROSS
                                                             UNREALIZED   UNREALIZED   ESTIMATED
                                                    COST        GAINS       LOSSES     FAIR VALUE
                                                 ------------------------------------------------
U.S. government securities.....................  $3,153,834   $      92    $  (3,951)  $3,149,975
U.S. corporate securities......................  21,261,850       1,645       (6,663)  21,256,832
                                                 ------------------------------------------------
Total debt securities..........................  $24,415,684 $    1,737   $  (10,614 ) 24,406,807
                                                 ------------------------------------
                                                 ------------------------------------
Debt securities included in cash and cash
  equivalents..................................                                        (11,298,310)
                                                                                       ----------
Debt securities included in marketable
  securities...................................                                        $13,108,497
                                                                                       ----------
                                                                                       ----------

                                                                DECEMBER 31, 1996
                                                 ------------------------------------------------
                                                                GROSS        GROSS
                                                             UNREALIZED   UNREALIZED   ESTIMATED
                                                    COST        GAINS       LOSSES     FAIR VALUE
                                                 ------------------------------------------------
U.S. government securities.....................  $2,007,823   $  --        $ (14,023)  $1,993,800
U.S. corporate securities......................  21,651,507      28,784       --       21,680,291
                                                 ------------------------------------------------
Total debt securities..........................  $23,659,330 $   28,784   $  (14,023 ) 23,674,091
                                                 ------------------------------------
                                                 ------------------------------------
Debt securities included in cash and cash
  equivalents..................................                                          (988,236)
                                                                                       ----------
Debt securities included in marketable
  securities...................................                                        $22,685,855
                                                                                       ----------
                                                                                       ----------

Maturities of marketable securities held at December 31, 1997, are as follows:

Less than one year.............................................................  $22,397,607
One through five years.........................................................   2,009,200
                                                                                 ----------
                                                                                 $24,406,807
                                                                                 ----------
                                                                                 ----------

                             CYTOTHERAPEUTICS, INC.

                               DECEMBER 31, 1997

6. OTHER INVESTMENT

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

7. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of the following:

                                                                                    DECEMBER 31,
                                                                             ---------------------------
                                                                                 1997          1996
                                                                             ---------------------------
Land.......................................................................  $         --  $     278,774
Building and improvements..................................................     4,977,906      6,207,679
Machinery and equipment....................................................     8,549,405      7,554,825
Furniture and fixtures.....................................................       717,377      1,424,907
Construction in progress...................................................        23,947      2,214,318
                                                                             ---------------------------
                                                                               14,268,635     17,680,503
Less accumulated depreciation and amortization.............................     6,345,884      6,948,401
                                                                             ---------------------------
                                                                             $  7,922,751  $  10,732,102
                                                                             ---------------------------
                                                                             ---------------------------

    Depreciation and amortization expense was $1,778,000, $1,564,000, and $1,431,000 for the years ending December 31, 1997, 1996 and 1995, respectively.

    Certain property, plant and equipment have been acquired under capitalized lease obligations. These assets totaled $6,587,000 and $8,910,000, at December 31, 1997 and 1996, respectively, with related accumulated amortization of $2,297,000 and $3,947,000 at December 31, 1997 and 1996, respectively.

    In connection with the Company's new facility, the Company capitalized $210,000 and $42,000 of interest costs in 1997 and 1996, respectively.

                             CYTOTHERAPEUTICS, INC.

                               DECEMBER 31, 1997

8. OTHER ASSETS

    Other assets are as follows:

                                                                                     DECEMBER 31,
                                                                              --------------------------
                                                                                  1997          1996
                                                                              --------------------------
Patents, net................................................................  $  3,278,709  $  2,760,593
License agreements, net.....................................................     1,036,750            --
Security deposit--building lease............................................       750,000            --
Restricted cash.............................................................       552,357       497,956
Other investments...........................................................       450,000       200,000
Deferred financing costs, net...............................................       131,507       297,698
Organizational costs, net...................................................            --       156,183
                                                                              --------------------------
                                                                              $  6,199,323  $  3,912,430
                                                                              --------------------------
                                                                              --------------------------

    At December 31, 1997 and 1996, accumulated amortization was $302,000 and $126,000, respectively, for patents and license agreements.

9. ACCRUED EXPENSES

    Accrued expenses are as follows:

                                                                                     DECEMBER 31,
                                                                              --------------------------
                                                                                  1997          1996
                                                                              --------------------------
External services...........................................................  $  1,709,818  $    537,605
Employee compensation.......................................................       755,951       824,910
Collaborative research......................................................       499,575       413,497
Other.......................................................................       276,203       532,832
                                                                              --------------------------
                                                                              $  3,241,547  $  2,308,844
                                                                              --------------------------
                                                                              --------------------------

10. LEASES

    The Company has undertaken direct financing transactions with the State of Rhode Island and received proceeds from the issuance of industrial revenue bonds totaling $5,000,000 to finance the construction of its pilot manufacturing facility. The related leases are structured such that lease payments will fully fund all semiannual interest payments and annual principal payments through maturity in August 2014. Fixed interest rates vary with the respective bonds' maturities, ranging from 5.1% to 9.5%. The bonds contain certain restrictive covenants which limit, among other things, the payment of cash dividends and the sale of assets. In addition, the Company is required to maintain a debt service reserve, which totals $532,000, until December 1999.

    In 1997, the Company completed construction of a new headquarters and laboratory facility. In November 1997, the Company entered into sale and leaseback agreement with a real estate investment trust. Under the terms of these agreements, the Company sold its new facility for $8,000,000 incurring a $342,000 loss on the sale. The Company simultaneously entered into a fifteen-year lease for the facility. The lease agreement calls for minimum rent of $750,000 for the first five years, $937,500 for years six to

                             CYTOTHERAPEUTICS, INC.

                               DECEMBER 31, 1997

10. LEASES (CONTINUED)
ten, $1,171,900 for years eleven to fourteen and $1,465,000 in year fifteen with a $750,000 security deposit held for the term of the lease.

    Future minimum capitalized lease obligations with noncancelable terms in excess of one year at December 31, 1997, are as follows:

1998............................................................  $ 753,788
1999............................................................    624,030
2000............................................................    607,518
2001............................................................    589,634
2002............................................................    510,553
Thereafter......................................................  3,568,452
                                                                  ---------
Total minimum lease payments....................................  6,653,975
Less amounts representing interest..............................  2,682,380
                                                                  ---------
Present value of minimum lease payments.........................  3,971,595
Less current maturities.........................................    419,095
                                                                  ---------
Capitalized lease obligations, less current maturities..........  $3,552,500
                                                                  ---------
                                                                  ---------

    Rent expense for the years ended December 31, 1997, 1996 and 1995, was $499,000, $495,000, and $463,000, respectively.

11. LONG-TERM DEBT

    Long-term debt is as follows:

                                                                                     DECEMBER 31,
                                                                              --------------------------
                                                                                  1997          1996
                                                                              --------------------------
Term note payable, interest at the prime rate plus 1/2% (9% at December 31,
  1997), principal payments commence in August 1998, due ratably through May
  2000; secured by certain equipment........................................  $    740,700  $    740,700
Term note payable, interest at the prime rate plus 1/2% (9% at December 31,
  1997), due ratably through December 1998; secured by certain equipment....       432,588       867,227
Convertible subordinated note (Sfr 2,400,000)...............................            --     1,788,775
Facilities term note payable................................................            --     1,450,000
Other.......................................................................        41,223        99,876
                                                                              --------------------------
                                                                                 1,214,511     4,946,578
Current maturities of long-term debt........................................       658,986       695,570
                                                                              --------------------------
Long-term debt, less current maturities.....................................  $    555,525  $  4,251,008
                                                                              --------------------------
                                                                              --------------------------

    Both term note agreements include certain restrictive covenants that limit, among other things, the payment of dividends, sale of assets and the incurrence of additional indebtedness. As noted above, in

                             CYTOTHERAPEUTICS, INC.

                               DECEMBER 31, 1997

11. LONG-TERM DEBT (CONTINUED)
1997, the Company ceased to consolidate the accounts of Modex Therapeutiques SA, which included the convertible subordinated note. In conjunction with the sale and leaseback of the Company's headquarters facility in 1997, the facilities term note was repaid.

    Maturities of long-term debt for the years ending December 31 are as follows:

1998............................................  $ 658,986
1999............................................    370,350
2000............................................    185,175
                                                  ---------
                                                  $1,214,511
                                                  ---------
                                                  ---------

12. REDEEMABLE COMMON STOCK

    Under a research agreement to fund development of products to treat Parkinson's disease (see Note 15), Genentech, Inc. purchased 829,171 shares of common stock for $8.3 million in December 1996. If the agreement is terminated and the funds received from the sale of common stock exceed by more than $1 million the expenses incurred by the Company in connection with such development, Genentech, Inc. has the right to require the Company to repurchase shares of its Common Stock having a value equal to the amount of overfunding, at the share price paid by Genentech. Accordingly, the common stock is classified as redeemable common stock until such time as the related funds are expended. At December 31, 1997, $2,717,000 had been spent on the collaboration with Genentech and, accordingly, the Company has reclassified those common shares and related value to stockholders' equity.

13. COMMON STOCK TO BE ISSUED

    The merger with StemCells, Inc. required that StemCells shareholders tender their StemCells shares and receive shares of CytoTherapeutics in exchange. At December 31, 1997, 27,087 shares of StemCells common stock and promissory notes totaling $168,750 remained to be tendered in exchange for 101,310 shares of CytoTherapeutics' Common Stock with a value of $506,600 at the date of merger.

14. STOCKHOLDERS' EQUITY

STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS

    The Company has adopted several stock plans which provide for the issuance of incentive and nonqualified stock options, performance awards and stock appreciation rights, at prices to be determined by the Board of Directors, as well as the purchase of Common Stock under an employee stock purchase plan at a discount to the market price. In the case of incentive stock options, such price will not be less than the fair market value on the date of grant or within 3 months of termination. Options generally vest ratably over four years and are exercisable for ten years from the date of grant or within three months of termination. At December 31, 1997, the Company had reserved 3,116,312 shares of common stock for the exercise of stock options.

                             CYTOTHERAPEUTICS, INC.

                               DECEMBER 31, 1997

14. STOCKHOLDERS' EQUITY (CONTINUED)
    The following table presents the combined activity of the Company's stock option plans (exclusive of the plans noted below) for the years ended December 31:

                                                   1997                         1996                         1995
                                        ---------------------------  ---------------------------  ---------------------------
                                                       WEIGHTED                     WEIGHTED                     WEIGHTED
                                                        AVERAGE                      AVERAGE                      AVERAGE
                                         OPTIONS    EXERCISE PRICE    OPTIONS    EXERCISE PRICE    OPTIONS    EXERCISE PRICE
                                        -------------------------------------------------------------------------------------
Outstanding at January 1..............   2,423,025     $    8.34      1,921,284     $    7.72      1,480,844     $    7.21
Granted...............................     679,074          5.33        852,160          9.48        678,604          8.35
Exercised.............................     (82,737)         2.96       (168,085)         5.83       (102,831)         4.54
Canceled..............................    (572,789)         9.21       (182,334)         9.42       (135,333)         7.77
                                        -------------------------------------------------------------------------------------
Outstanding at December 31............   2,446,573  $        7.48     2,423,025  $        8.34     1,921,284  $        7.72
                                        -------------------------------------------------------------------------------------
                                        -------------------------------------------------------------------------------------
Options exercisable at
  December 31.........................   1,338,163  $        7.79     1,105,251  $        7.11       839,260  $        6.33
                                        -------------------------------------------------------------------------------------
                                        -------------------------------------------------------------------------------------

    In addition to the options noted above, in conjunction with the StemCells merger, StemCell's options were exchanged for options to purchase 250,344 shares of the Company's common stock at $.01 per share originally issued under a prior StemCells option plan; 75,384 of these options are exercisable at December 31, 1997, 96,750 of these options vest and become exercisable only upon achievement of specified milestones, and the remaining 78,210 options vest over three years from the date of grant. Additionally, the Company adopted the 1997 CytoTherapeutics, Inc. StemCells Research Stock Option Plan (the StemCells Research Plan) whereby an additional 2,000,000 shares of common stock has been reserved. During 1997, the Company awarded options under the StemCells Research Plan to purchase 1.6 million shares of the Company's Common Stock to the Chief Executive Officer and scientific founders of StemCells at an exercise price of $5.25 per share; approximately 100,000 of these options are exercisable immediately, 1,031,000 of these options vest and become exercisable only upon achievement of specified milestones and the remaining 469,000 options vest over eight years.

FAS 123 DISCLOSURES

    The Company has adopted the disclosure provisions only of Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("FAS 123") and will continue to account for its stock option plans in accordance with the provisions of APB 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES.

                             CYTOTHERAPEUTICS, INC.

                               DECEMBER 31, 1997

14. STOCKHOLDERS' EQUITY (CONTINUED)
    The following table presents weighted average price and life information about significant option groups outstanding at December 31, 1997:

                                                               OPTIONS OUTSTANDING
                                                      -------------------------------------    OPTIONS EXERCISABLE
                                                                    WEIGHTED                 -----------------------
                                                                     AVERAGE     WEIGHTED                 WEIGHTED
                                                                    REMAINING     AVERAGE                  AVERAGE
                                                        NUMBER     CONTRACTUAL   EXERCISE      NUMBER     EXERCISE
RANGE OF EXERCISE PRICES                              OUTSTANDING  LIFE (YRS.)     PRICE     EXERCISABLE    PRICE
                                                      --------------------------------------------------------------
Less than $5.00.....................................     286,189         4.85    $    1.85      256,216   $    1.73
$5.01 - $10.00......................................   1,593,654         8.13         6.89      662,756        7.59
Greater than $10.00.................................     566,730         6.74        12.01      419,191       11.81
                                                      -----------                            ----------
                                                       2,446,573                              1,338,163
                                                      -----------                            ----------
                                                      -----------                            ----------

    Pursuant to the requirements of FAS 123, the following are the pro forma net loss and net loss per share for 1997, 1996, and 1995, as if the compensation cost for the option plans and the stock purchase plan had been determined based on the fair value at the grant date for grants in 1997, 1996, and 1995, consistent with the provisions of FAS 123:

                             --------------------------------------------------------------------------------------------
                                          1997                            1996                           1995
                              AS REPORTED      PRO FORMA      AS REPORTED      PRO FORMA      AS REPORTED     PRO FORMA
                             --------------------------------------------------------------------------------------------
Net loss...................  $  (18,113,580) $  (19,924,437) $  (13,759,138) $  (14,931,000) $  (8,891,239) $  (9,161,000)
Net loss per share.........  $        (1.08) $        (1.19) $         (.89) $         (.97) $        (.69) $        (.72)

    The weighted average fair value per share of options granted during 1997, 1996 and 1995, was $3.40, $5.67, and $4.84, respectively. The fair value of options and shares issued pursuant to the stock purchase plan at the date of grant were estimated using the Black-Scholes model with the following weighted average assumptions:

                                                               ----------------------------------------------------------------
                                                                           OPTIONS                    STOCK PURCHASE PLAN
                                                                 1997       1996       1995       1997       1996       1995
                                                               ----------------------------------------------------------------
Expected life (years)........................................          5          5          5         .5          5         .5
Interest rate................................................        6.2%       6.5%       5.8%       5.5%       6.5%       5.1%
Volatility...................................................       59.0%      63.0%      62.0%      59.0%      63.0%      62.0%

    The Company has never declared nor paid dividends on any of its capital stock and does not expect to do so in the foreseeable future.

    The effects on 1997, 1996 and 1995 pro forma net loss and net loss per share of expensing the estimated fair value of stock options and shares issued pursuant to the stock purchase plan are not necessarily representative of the effects on reporting the results of operations for future years as the period presented includes only one, two and three years, respectively, of option grants under the Company's plans. As required by FAS 123, the Company has used the Black-Scholes model for option valuation, which method may not accurately value the options described.

                             CYTOTHERAPEUTICS, INC.

                               DECEMBER 31, 1997

14. STOCKHOLDERS' EQUITY (CONTINUED)
STOCK WARRANTS

    In conjunction with StemCells merger, the Company has exchanged StemCells warrants for warrants to purchase 8,952 shares of Company common stock at $4.71 per share. In conjunction with various equipment leasing agreements, the Company has outstanding warrants to purchase 31,545 shares of common stock at prices ranging from $4.00 to $9.00 per share. The warrants expire through October 2000.

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

COMMON STOCK RESERVED

    The Company has reserved 7,374,000 shares of common stock for the exercise of options, warrants and other contingent issuances of common stock.

15. RESEARCH AGREEMENTS

    In November 1997, StemCells, Inc., a wholly-owned subsidiary of the Company, signed a Research Funding and Option Agreement with The Scripps Research Institute ("Scripps") relating to stem-cell research. Under the terms of the Agreement, StemCells agreed to fund $931,000 of research at Scripps over a period of three years. StemCells has paid $77,000 at December 31, 1997. In addition, the Company agreed to issue to Scripps 4,837 shares of the Company's common stock and a stock option to purchase 9,674 shares of the Company's Common Stock with an exercise price of $.01 per share upon the achievement of specified milestones. Under the Agreement, StemCells has an option for an exclusive license to the inventions resulting from the sponsored research, subject to the payment of royalties and certain other amounts, and is obligated to make payments totaling $425,000 for achievement of certain milestones.

    In February 1997, the Company and Cognetix, Inc. entered into a Collaboration and Development Agreement to screen selected peptides isolated by Cognetix for possible development into therapeutic products aimed at a broad range of human disease states using CytoTherapeutic's cell-based delivery technology. Continuation of the Agreement is contingent upon meeting an agreed-upon proof of concept test. The companies will generally share expenses associated with the development of any specific product candidate and any resulting revenues, except as otherwise determined on a product-by-product basis. As part of the agreement with Cognetix, the Company has purchased $250,000 of Cognetix preferred stock and, subject to certain milestones, is obligated to purchase as much as $1,500,000 of additional Cognetix stock over the next year. In July 1997, the Company loaned $250,000 to Cognetix which was repaid with interest in October 1997.

    In 1997, the Company entered into an agreement with Neurospheres, Ltd. which superseded all previous licensing agreements and settled a dispute with Neurospheres. Under the terms of the settlement,

                             CYTOTHERAPEUTICS, INC.

                               DECEMBER 31, 1997

15. RESEARCH AGREEMENTS (CONTINUED)
the Company has an exclusive royalty bearing license for growth-factor responsive stem cells for transplantation and Neurospheres has an option to acquire co-exclusive rights in exchange for an upfront payment of $5,000,000. Neurospheres' option expires in 1998, if unexercised. The parties have no further research obligations to each other.

    In November 1996, the Company signed collaborative development and licensing agreements with Genentech, Inc. relating to the development of products using the Company's technology to deliver certain of Genentech's proprietary growth factors to treat certain diseases of the central nervous system. Under the terms of the agreement, Genentech purchased 829,171 shares of redeemable common stock for $8.3 million to fund development of products to treat Parkinson's disease. Additional equity purchases and other funding by Genentech may be available for future clinical development if agreed by the parties. Upon commercialization, Genentech and the Company will share profits from product sales in the United States at an agreed upon percentage and Genentech will pay the Company a royalty for product sales outside the U.S. The Company retained manufacturing rights for all products sold.

    The Company also licensed growth factors for the treatment of Huntington's disease and for amyotrophic lateral sclerosis ("ALS"). Under the terms of the agreements, the Company is responsible for conducting and funding all preclinical and clinical development, subject to specified rights of Genentech to participate in the development and marketing of the proposed products. Should Genentech share in the development costs of the proposed products, the companies will share profits from certain territories at negotiated percentages. Where Genentech does not participate in the development, upon commercialization, the Company will pay Genentech an agreed upon royalty based on sales.

    In March 1995, the Company signed a collaborative research and development agreement with Astra AB for the development and marketing of encapsulated-cell products to treat pain. Astra made an initial, nonrefundable payment of $5,000,000, included in revenue from collaborative agreements in 1995, a milestone payment of $3,000,000 in 1997 and may remit up to an additional $13,000,000 subject to the achievement of certain development milestones. Under the agreement, the Company is obligated to conduct certain research and development pursuant to a four-year research plan agreed upon by the parties. Over the term of the research plan, the Company expects to receive annual payments of $5 million to $7 million from Astra which should approximate the research and development costs incurred by the Company under the Plan. Subject to successful product development and obtaining necessary regulatory approvals, Astra is obligated to conduct all clinical trials of products arising from the collaboration and to seek approval for their sale. Astra has the exclusive worldwide right to market products covered by the agreement. Until the later of either expiration of all patents included in the licensed technology or a specified term, the Company is entitled to a royalty on the worldwide net sales of such products in return for the marketing license granted to Astra and the Company's obligation to manufacture and supply products. Astra has the right to terminate the agreement after April 1, 1998.

    The Company has entered into other collaborative research agreements whereby the Company funds specific research programs. Pursuant to such agreements, the Company is typically granted rights to the related intellectual property or an option to obtain such rights on terms to be agreed, in exchange for research funding and specified royalties on any resulting product revenue. To date, the Company's principal academic collaborations have been with Brown University and Dr. Aebischer and Centre Hospitalier Universitaire Vaudois in Switzerland. Research and development expenses incurred under

                             CYTOTHERAPEUTICS, INC.

                               DECEMBER 31, 1997

15. RESEARCH AGREEMENTS (CONTINUED)
these collaborations amounted to approximately $1,326,000, $1,337,000, and $1,008,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

16. INCOME TAXES

    Due to net losses incurred by the Company in each year since inception, no provision for income taxes has been recorded. At December 31, 1997, the Company had tax net operating loss carryforwards of $24,943,000 and research and development tax credit carryforwards of $2,963,000 which expire at various times through 2012. Due to the "change in ownership" provisions of the Tax Reform Act of 1986, the Company's utilization of its net operating loss carryforwards and tax credits may be subject to annual limitation in future periods.

    Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                                   DECEMBER 31,
                                                                          ------------------------------
                                                                               1997            1996
                                                                          ------------------------------
Deferred tax assets:
  Capitalized research and development costs............................  $   23,876,000  $   21,286,000
  Net operating losses..................................................       9,977,000       8,648,000
  Research and development credits......................................       2,963,000       2,251,000
  Other.................................................................         275,000         316,000
                                                                          ------------------------------
                                                                              37,091,000      32,501,000
Deferred tax liabilities:
  Patents...............................................................       1,296,000       1,096,000
                                                                          ------------------------------
                                                                              35,795,000      31,405,000
  Valuation allowance...................................................     (35,795,000)    (31,405,000)
                                                                          ------------------------------
Net deferred tax assets.................................................  $           --  $           --
                                                                          ------------------------------
                                                                          ------------------------------

    Since there is uncertainty relating to the ultimate use of the loss carryforwards and tax credits, a valuation allowance has been recognized at December 31, 1997 and 1996, to fully offset the Company's deferred tax assets. The valuation allowance increased $4,390,000 in 1997, due primarily to the increases in capitalized research and development costs, net operating loss carryforwards and tax credits.

17. EMPLOYEE RETIREMENT PLAN

    The Company has a qualified defined contribution plan covering substantially all employees. Participants are allowed to contribute a fixed percentage of their annual compensation to the plan and the Company may match a percentage of that contribution. The Company matches 50% of employee contributions, up to 6% of employee compensation, with the Company's common stock. The related expense was $169,000, $162,000, and $131,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

                             CYTOTHERAPEUTICS, INC.

                               DECEMBER 31, 1997

18. CONTINGENCIES

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, PROMOTERS AND CONTROL PERSONS

DIRECTORS AND EXECUTIVE OFFICERS

    The sections entitled "Election of Directors" and "Executive Officer" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders are hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The section entitled "Executive Compensation" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The section entitled "Share Ownership" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The section entitled "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) DOCUMENTS FILED AS PART OF THIS FORM 10-K.

    (1) Financial Statement Schedules:

ITEM                                                                                    LOCATION
------------------------------------------------------------------------------------  -------------
Schedule II--Valuation and Qualifying Accounts                                                S-1

    Schedules not included herein are omitted because they are not applicable or the required information appears in the Financial Statements or Notes thereto.

    (2) Exhibits.

EXHIBIT NO.                                             TITLE OR DESCRIPTION
-----------------  -----------------------------------------------------------------------------------------------

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

EXHIBIT NO.                                             TITLE OR DESCRIPTION
-----------------  -----------------------------------------------------------------------------------------------
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

  10.29*           1988 Stock Option Plan.

  10.30*           1992 Equity Incentive Plan.

  10.31*           1992 Stock Option Plan for Non-Employee Directors.

  10.32*           1992 Employee Stock Purchase Plan.

  10.35#           Consulting Agreement dated as of September 1, 1992 between Dr. Edwin C. Cadman and the
                   Registrant.

  10.36**#         Letter Agreement between Registrant and Dr. Patrick Aebischer dated October 13, 1992 as amended by a letter agreement dated December 23, 1993.

  10.37+           Employment Agreement dated September 9, 1992 between Registrant and Frederic A. Eustis, III.

  10.41**!!!!      Development and Supply Agreement dated December 1993, between Registrant and AKZO Faser AG.

  10.42**!!!!      Asset Transfer Agreement dated as of December 23, 1994, between Registrant and Neocrin Company.

  10.43##**        Research Agreement dated as of February 1, 1994 between Genentech, Inc. and Registrant.

  10.44##**        Research Agreement dated as of March 16, 1994 between NeuroSpheres, Ltd. and Registrant.

EXHIBIT NO.                                             TITLE OR DESCRIPTION
-----------------  -----------------------------------------------------------------------------------------------
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

  10.55!!          Employment agreement dated as of July 2, 1996 between Dr. Sandra Nusinoff Lehrman and
                   Registrant.

  10.56!!          Consulting agreement dated as of September 1, 1996 between Dr. Edwin C. Cadman and the
                   Registrant.

  10.57!!          Convertible loan agreement dated as of July 10, 1996 between the Company and Modex
                   Therapeutiques SA.

  10.58            Lease Agreement dated as of November 21, 1997 by and between Hub RI Properties Trust, as
                   Landlord, and CytoTherapeutics, Inc., as Tenant.

  10.59!!          Modex Therapeutiques SA stockholders voting agreement dated as of July 10, 1996 among Modex, the Company, the Societe Financiere Valoria SA and the other stockholders listed therein.

  10.60!!          CTI individual stockholders option agreement dated as of July 10, 1996 among the Company and the individuals listed therein.

  10.61!!          CTI--Valoria option agreement dated of July 10, 1996 between the Company and the Societe
                   Financiere Valoria SA.

  10.62**!!!       Development Collaboration and License Agreement dated as of November 22, 1996 between
                   Genentech, Inc. and the Registrant.

  10.63!!!         Consulting Agreement dated as of December 1, 1996, between Peter Simon and the Registrant.

  10.64!!!         Term Loan Agreement dated as of October 22, 1996 between The First National Bank of Boston and the Registrant.

EXHIBIT NO.                                             TITLE OR DESCRIPTION
-----------------  -----------------------------------------------------------------------------------------------
  10.65***         Agreement and Plan of Merger dated as of August 13, 1997 among StemCells, Inc., the Registrant and CTI Acquisition Corp.

  10.67***         Consulting Agreement dated as of September 25, 1997 between Dr. Irving Weissman and the
                   Registrant.

  10.68            Letter Agreement between each of Dr. Irving Weissman and Dr. Fred H. Gage and the Registrant.

  10.69**          Amended and Restated Cross License Agreement dated as of October 29, 1997 between Modex
                   Therapeutiques SA and the Registrant.

  10.70            Letter Agreement dated as of September 30, 1997 between Dr. Seth Rudnick and the Registrant.

  10.71****        StemCells, Inc. 1996 Stock Option Plan.

  10.72****        1997 StemCells Research Stock Option Plan (the "1997 Plan").

  10.73****        Form of Performance-Based Incentive Option Agreement issued under the 1997 Plan.

  10.74            Employment Agreement dated as of September 25, 1997 between Dr. Richard M. Rose and the
                   Registrant.

  10.75            Employment agreement dated as of April 17, 1997, between John S. McBride and the Registrant.

  10.76            Severance agreement dated as of July 21, 1997, between Dr. Sandra Nusinoff Lehrman and the
                   Registrant.

  10.77            Severance agreement dated as of July 29, 1997 between Dr. E. Edward Baetge and the Registrant.

  10.78            Loan Agreement dated as of May 15, 1996 between Fleet National Bank and Registrant together with the related Promissory Note executed by Registrant and an amendatory agreement dated as of
                   May 15, 1997.

  21               Subsidiaries of the Registrant.

  23.1             Consent of Ernst & Young LLP, Independent Auditors.

  27               Financial Data Schedule for fiscal year ended December 31, 1997.

  99               Cautionary Factors Relevant to Forward-Looking Information.

------------------------

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

     # Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, the Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1992 and filed March 30, 1993.

     ** Confidential treatment requested as to certain portions. The term
        "confidential treatment" and the mark "**" as used throughout the indicated Exhibits mean that material has been omitted and separately filed with the Commission.

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

      ! Previously filed with the Commission as an Exhibit to and incorporated by reference to, the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

     !! Previously filed with the Commission as an Exhibit to and incorporated by reference to, the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

     !!! Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and filed on March 31, 1997.

    !!!! Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

    *** Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and filed on November 14, 1997.

   **** Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, the Registrant's Registration Statement on Form S-8, File No. 333-37313.

    (b) CURRENT REPORTS ON FORM 8-K.

    On October 7, 1997, the Company filed a Report on Form 8-K with the Securities and Exchange Commission describing the StemCells, Inc. arrangements. See "Subsidiary--StemCells, Inc."

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                                CYTOTHERAPEUTICS, INC.

                                BY:          /S/ RICHARD M. ROSE, M.D.
                                     -----------------------------------------
                                               Richard M. Rose, M.D.
                                       President and Chief Executive Officer

Dated: March 30, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                      CAPACITY                   DATE
------------------------------  ---------------------------  -------------------
                                President, Chief Executive
  /s/ RICHARD M. ROSE, M.D.       Officer, and Director
------------------------------    (principal executive         March 30, 1998
    Richard M. Rose, M.D.         officer)

                                Chief Financial Officer and
                                  Treasurer (principal
     /s/ JOHN S. MCBRIDE          financial and accounting
------------------------------    officer); Senior Vice        March 30, 1998
       John S. McBride            President, Business
                                  Operations

 /s/ PATRICK AEBISCHER, M.D.,   Director
            PH.D.
------------------------------                                 March 30, 1998
Patrick Aebischer, M.D., Ph.D.

  /s/ EDWIN C. CADMAN, M.D.     Director
------------------------------                                 March 30, 1998
    Edwin C. Cadman, M.D.

    /s/ DONALD R. CONKLIN       Director
------------------------------                                 March 30, 1998
      Donald R. Conklin

      /s/ MARK J. LEVIN         Director
------------------------------                                 March 30, 1998
        Mark J. Levin

  /s/ SETH A. RUDNICK, M.D.     Chairman of the Board
------------------------------                                 March 30, 1998
    Seth A. Rudnick, M.D.

    /s/ RICHARD J. RAMSDEN      Director
------------------------------                                 March 30, 1998
      Richard J. Ramsden

      /s/ PETER K. SIMON        Director
------------------------------                                 March 30, 1998
        Peter K. Simon

 /s/ IRVING L. WEISSMAN, M.D.   Director
------------------------------                                 March 30, 1998
   Irving L. Weissman, M.D.

                 (This page has been left blank intentionally.)

                                                                      EXHIBIT 99

           CAUTIONARY FACTORS RELEVANT TO FORWARD-LOOKING INFORMATION

    CYTOTHERAPEUTICS, INC. (THE "COMPANY") WISHES TO CAUTION READERS THAT THE FOLLOWING IMPORTANT FACTORS, AMONG OTHERS, IN SOME CASES HAVE AFFECTED AND IN THE FUTURE COULD AFFECT THE COMPANY'S RESULTS AND COULD CAUSE ACTUAL RESULTS AND NEEDS OF THE COMPANY TO VARY MATERIALLY FROM FORWARD-LOOKING STATEMENTS MADE IN THIS ANNUAL REPORT BY THE COMPANY ON THE BASIS OF MANAGEMENT'S CURRENT EXPECTATIONS. THE BUSINESS IN WHICH THE COMPANY IS ENGAGED IS RAPIDLY CHANGING, EXTREMELY COMPETITIVE AND INVOLVES A HIGH DEGREE OF RISK, AND ACCURACY WITH RESPECT TO FORWARD-LOOKING PROJECTIONS IS DIFFICULT.

    EARLY STAGE DEVELOPMENT; HISTORY OF OPERATING LOSSES -- Substantially all of the Company's revenues to date have been derived, and for the foreseeable future substantially all of the Company's revenues will be derived, from collaborative agreements, research grants and income earned on invested funds. The Company will incur substantial operating losses in the future as the Company conducts its research, development, clinical trial and manufacturing activities. There can be no assurance that the Company will achieve revenues from product sales or become profitable.

    FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING -- The development of the Company's products will require the commitment of substantial resources to conduct the time-consuming research, preclinical development and clinical trials that are necessary for regulatory approvals and to establish production and marketing capabilities, if such approvals are obtained. The Company will need to raise substantial additional funds to continue its product development efforts and intends to seek such additional funds through partnership, collaborative or other arrangements with corporate sponsors, public or private equity or debt financings, or from other sources. Future cash requirements may vary from projections based on changes in the Company's research and development programs, progress in preclinical and clinical testing, the Company's ability to enter into, and perform successfully under, collaborative agreements, competitive and technological advances, the need to obtain proprietary rights owned by third parties, facilities requirements, changes in regulations and other factors. Lack of necessary funds may require the Company to delay, reduce or eliminate some or all of its research and product development programs or to license its potential products or technologies to third parties. No assurance can be given that funding will be available when needed, if at all, or on terms acceptable to the Company.

    UNCERTAINTIES OF CLINICAL DEVELOPMENT AND NEW MODE OF THERAPY -- None of the Company's proposed products has been approved for commercial sale or entered Phase III clinical trials. Even if the Company's proposed products appear to be promising at an early stage of research or development such products may later prove to be ineffective, have adverse side effects, fail to receive necessary regulatory approvals, be difficult or uneconomical to manufacture or market on a commercial scale, be adversely affected by government price controls or limitations on reimbursement, be precluded from commercialization by proprietary rights of third parties, by regulatory restrictions, or be subject to significant competition from other products. There can be no assurance that the Company will be able to demonstrate, as required, that its implants, on a consistent basis and on a commercial scale, among other things: (i) successfully isolate transplanted cells from the recipient's immune system; (ii) remain biocompatible with the tissue into which they are implanted, including, for certain implants, brain tissue; (iii) adequately maintain the viability of cells contained within the membrane for a sufficiently long time to be efficacious and commercially viable; (iv) safely permit the therapeutic substances produced by the cells within the membrane to pass through the membrane unto the patient in controlled doses for extended periods; and (v) are sufficiently durable for the intended indication. While clinicians have generally had little difficulty in retrieving the Company's implants, there have been cases where the implant broke on attempted explant. The Company has changed its implantation procedure and its implants and is continuing a program of developing stronger implants. In addition, the viability of implanted encapsulated cells varies depending of the cell type, the implantation location and other factors. Lack of viability could restrict certain of the Company's programs to indications where long-term delivery of the therapeutics substances is not required. There can also be no assurance that the products that may be generated in the Company's stem cell programs will: (i) survive and persist in the desired locations, (ii) provide the therapeutic benefits intended, (iii) properly differentiate and integrate into existing tissue in the desired manner, or (iv) not cause tumors or other side effects.

    There has been increasing regulatory concern about the risks of cell transplantation. Concern has focused on the use of cells derived from cows (such as are used in the Company's pain program) and cells from primates and pigs. The United Kingdom has adopted a moratorium on xenotransplantation pending further research and discussion; the EC Commission has introduced a ban on the use of "high-risk material" from cattle and sheep in the Member States of the European Union in the manufacture of pharmaceuticals (this ban would apparently not include the type of cells used in the Company's pain program). In addition, the FDA has proposed guidelines which impose significant constraints on the conduct of clinical trials utilizing xenotransplantion and are likely to significantly affect the cost of producing the Company's products using nonhuman cells; such costs could make the Company's products cost more to produce than the Company receives for their production. Furthermore, the FDA has published a "Proposed Approach to Regulation of Cellular and Tissue-Based Products" which relates to the use of human cells. The Company cannot presently determine the effects of such actions nor what other actions might be taken. Restrictions on the testing or use of cells, whether human or nonhuman, as human therapeutics, could adversely affect the Company's product development programs and the Company itself. See "Government Regulation."

    DEPENDENCE ON OUTSIDE PARTIES -- The Company's strategy for the research, development, commercialization and marketing of its products contemplates that the Company will enter into various arrangements with corporate sponsors, pharmaceutical companies, universities, research groups and others. There is no assurance that the Company will be able to enter into any additional arrangements on terms acceptable to the Company, or successfully perform its obligations under its existing or any additional arrangements. If any of the Company's collaborators fails to perform its obligations in a timely manner or terminate their agreement with the Company, the development or commercialization of the Company's product candidate or research program under such collaborative agreement may be adversely affected. Moreover, the Company is particularly dependent on its pain program partner, Astra AB, because changes in the development of this particular program may significantly affect the Company's stock price. In addition, because of the Company's obligation to repurchase certain of the stock it sold to Genentech in connection with certain terminations of the Parkinson's Agreement, any such termination could have an adverse effect on the Company's liquidity.

    NEED FOR AND UNCERTAINTY OF OBTAINING PATENT PROTECTION -- Patent protection for products such as those the Company proposes to develop is highly uncertain and involves complex factual and evolving legal questions. No assurance can be given that any patents issued or licensed to the Company will not be challenged, invalidated or circumvented, or that the rights granted under such patents will provide competitive advantages to the Company.

    EXISTENCE OF THIRD PARTY PATENTS AND PROPRIETARY RIGHTS; NEED TO OBTAIN LICENSE -- A number of pharmaceutical, biotechnology and other companies, universities and research institutions have filed patent applications or have been issued patents relating to cell therapy and encapsulation and other technologies potentially relevant to or required by the Company's expected products. The Company cannot predict which, if any, of such applications will issue as patents or the claims which might be allowed. The Company is aware that a number of entities have filed applications relating to stem and/or progenitor cells. The Company is also aware of a number of third-party patent applications and patents relating to cell encapsulation or claiming use of genetically modified cells to treat disease, disorder or injury. In particular, the Company is aware of a third-party U.S. patent which relates the use of cells for alleviating chronic pain in humans and of two issued U. S. patents claiming certain methods for treating defective, diseased or damaged cells in the mammalian CNS by grafting genetically modified cells. The Company cannot predict the effect of existing patent applications and patents on future unencapsulated products. In addition, the Company is aware of third-party patents and patent applications claiming rights to the neurotrophic factors (such as CNTF, NT 4/5, Neurturin, and CT-1) which the Company hopes to deliver with its technology, and to the production of these factors through the use of genetically modified cells. The Company expects to use genetically modified cells to produce these factors for use in its encapsulated products and expects that it may wish to genetically modify its stem/progenitor cells. The Company may also be required to seek licenses in regard to other cell lines, the techniques used in creating, obtaining or maintaining such cell lines, the materials used in the manufacture of its implants or otherwise. There can be no assurance that the Company will be able to establish collaborative arrangements or obtain licenses to the foregoing technology or to other necessary or desirable technology on acceptable terms, if at all, or that the patents underlying any such licenses will be valid and enforceable. See "Patents, Proprietary Rights and Licenses" in the Company's Annual Report on Form 10-K.

    GOVERNMENT REGULATION -- The Company's research, preclinical development and clinical trials, as well as the manufacturing and marketing of its potential products, are subject to extensive regulation by governmental authorities in the United States and other countries. The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain. There can be no assurance that the Company or its collaborators will be able to obtain the necessary approvals to commence or continue clinical testing or to manufacture or market its potential products in anticipated time frames, if at all. In addition, several legislative proposals have been made to reform the FDA. If such proposals are enacted they may result in significant changes in the regulatory environment the Company faces. These changes could result in different, more costly or more time consuming approval requirements for the Company's products, in the dilution of FDA resources available to review the Company's products, or in other unpredictable consequences. See "Government Regulation" in the Company's Annual Report on Form 10-K.

    SOURCES OF CELLS AND OTHER MATERIALS -- The Company's potential products require genetically engineered cell lines or living cells harvested from animal or human sources. There can be no assurance that the Company will successfully identify or develop sources of the cells required for its potential products and obtain such cells in quantities sufficient to satisfy the commercial requirements of its potential products. These supply limitations may apply, in particular, to primary cells which must be drawn directly from animal or human sources, such as the bovine adrenal chromaffin cells currently used in the Company's product for the treatment of pain. As an alternative to primary cells, the Company is developing products based on the use of genetically altered cells. Intellectual property rights to important genetic constructs used in developing such cells, including the constructs used to develop cells producing neurotrophic factors, are or may be claimed by one or more companies, which could prevent the Company from using such cells. In addition, many suppliers of materials used by the Company in its media, implants, and other components have restricted the use of such materials for implantation into humans; if the Company cannot obtain the necessary materials for its implants, the Company would be adversely affected.

    MANUFACTURING UNCERTAINTIES -- The Company's pilot manufacturing plant, may not have sufficient capacity to permit the Company to produce all the products for all of the clinical trials it anticipates developing. In addition, the Company has not developed the capability to commercially manufacture any of its proposed products and is unaware of any other company which has manufactured any membrane-encapsulated cell product on a commercial scale. There can be no assurance that the Company will be able to develop the capability of manufacturing any of its proposed products at a cost or in the quantities necessary to make a commercially viable product, if at all.

    COMPETITION -- Competitors of the Company are numerous and include major pharmaceutical and chemical companies, biotechnology companies, universities and other research institutions. Currently, several of these competitors market and sell therapeutic products for the treatment of chronic pain, Parkinson's disease and other CNS conditions. In addition, most of the Company's competitors have substantially greater capital resources, experience in obtaining regulatory approvals and, in the case of commercial entities, experience in manufacturing and marketing pharmaceutical products, than the Company. A number of other companies are attempting to develop methods of delivering therapeutic substances within or across the blood brain barrier. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than those being developed by the Company or that would render the Company's technology and products obsolete or non-competitive. See "Competition" in the Company's Annual Report on Form 10-K.

    DEPENDENCE ON KEY PERSONNEL -- The Company is highly dependent on the principal members of its management and scientific staff and certain of its outside consultants. Loss of the services of any of these individuals could have a material adverse effect on the Company's operations. In addition, the Company's operations are dependent upon its ability to attract and retain additional qualified scientific and management personnel. There can be no assurance the Company will be able to attract and retain such personnel on acceptable terms given the competition among pharmaceutical, biotechnology and health care companies, universities and research institutions for experienced personnel.

    REIMBURSEMENT AND HEALTH CARE REFORM -- In both domestic and foreign markets, sales of the Company's potential products will depend in part upon the availability and amounts of reimbursement from third-party health care payor organizations, including government agencies, private health care insurers and other health care payors such as health maintenance organizations and self-insured employee plans. There is considerable pressure to reduce the cost of therapeutic products. There can be no assurance that reimbursement will be provided by such payors at all or without substantial delay, or, if such reimbursement is provided, that the approved reimbursement amounts will provide sufficient funds to enable the Company to sell its products on a profitable basis. See "Reimbursement and Health Cost Control" in the Company's Annual Report on Form 10-K.

                                  SCHEDULE II


                       VALUATION AND QUALIFYING ACCOUNTS

                                                            ADDITIONS
                                                            ---------
                            BALANCE AT    CHARGED TO   CHARGED TO
                           BEGINNING OF   COSTS AND      OTHER                      BALANCE AT
                               YEAR       EXPENSES      ACCOUNTS      DEDUCTIONS    END OF YEAR
                           -------------  ----------  ------------   ------------  -------------
Year Ended Dec. 31 1997:

Other Investments, net      $2,330,848        0             0              0         $2,330,848

Year Ended Dec. 31, 1996:

Other Investments, net      $2,330,848        0             0              0         $2,330,848

Year Ended Dec. 31, 1995:

Other Investments, net           0        $2,330,848        0              0         $2,330,848


                                    EXHIBIT INDEX


EXHIBIT
  NO.                             DESCRIPTION
--------  --------------------------------------------------------------------
10.58 Lease Agreement dated as of November 21, 1997 by and between Hub RI Properties Trust, as Landlord, and CytoTherapeutics, Inc., as Tenant

10.68 Letter Agreement between each of Dr. Irving Weissman and Dr. Fred H. Gage and the Registrant

10.69 Amended and Restated Cross License Agreement dated as of October 29, 1997 between Modex Therapeutiques SA and the Registrant

10.70 Letter Agreement dated as of September 30, 1997 between Dr. Seth Rudnick and the Registrant

10.74 Employment agreement dated as of September 25, 1997 between Dr. Richard M. Rose and the Registrant

10.75 Employment agreement dated as of April 17, 1997, between John S. McBride and the Registrant

10.76 Severance agreement dated as of July 21, 1997, between Dr. Sandra Nusinoff Lehrman and the Registrant

10.77 Severance agreement dated as of July 29, 1997 between Dr. E. Edward Baetge and the Registrant

10.78 Loan Agreement dated as of May 15, 1996 between Fleet National Bank and Registrant together with the related Promissory Note and an amendatory agreement dated as of May 15, 1997

21        Subsidiaries of the Registrant

23.1      Consent of Ernst & Young LLP, Independent Auditors

27        Financial Data Schedule for fiscal year ended December 31, 1997

99        Cautionary Factors Relevant to Forward Looking Statements