Form 10-Q
period 1998-03-31
CYTOTHERAPEUTICS INC/DE
filed 1998-05-14
CIK 883975

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:                                  0-19871
March 31, 1998                                  Commission File Number


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


                          701 GEORGE WASHINGTON HIGHWAY
                                LINCOLN, RI 02865
                                -----------------
           (Address of principal executive offices including zip code)


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

At April 30, 1998, there were 18,277,656 shares of Common Stock, $.01 par value, issued and outstanding. There were no issued and outstanding shares of Preferred Stock.

                             CYTOTHERAPEUTICS, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                       Page Number
------------------------------                                       -----------

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets (unaudited)
               March 31, 1998 and December 31, 1997                           3

            Condensed Consolidated Statements of Operations (unaudited)
               Three months ended March 31, 1998 and 1997                     4

            Condensed Consolidated Statements of Cash Flows (unaudited)
               Three months ended March 31, 1998 and 1997                     5

            Notes to Condensed Consolidated Financial Statements (unaudited)  6

Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         7-13


PART II.  OTHER INFORMATION
---------------------------

Item 1.     Legal Proceedings                                                14

Item 6.     Exhibits and Reports on Form 8-K                                 14


SIGNATURES                                                                   15

PART I - ITEM 1 - FINANCIAL STATEMENTS

CYTOTHERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

                                                          March 31, 1998  December 31, 1997
                                                            (unaudited)       (audited)
                                                           -------------    -------------
Assets

Current assets:
     Cash and cash equivalents                               $14,384,717      $15,941,701
     Marketable securities                                     9,771,672       13,108,497
     Receivables from collaborative agreement                    186,906          150,880
     Other current assets                                      1,169,922          978,314
                                                           -------------    -------------
         Total current assets                                 25,513,217       30,179,392

Property, plant and equipment, net                             7,785,061        7,922,751
Other assets                                                   6,388,486        6,199,323
                                                           -------------    -------------

         Total assets                                        $39,686,764      $44,301,466
                                                           -------------    -------------
                                                           -------------    -------------

Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable and accrued expenses                    $3,032,487       $4,109,351
     Deferred revenue                                             14,862           16,144
     Current maturities of capitalized lease obligations         375,184          419,095
     Current maturities of long term debt                        630,977          658,986
                                                           -------------    -------------
         Total current liabilities                             4,053,510        5,203,576

Capitalized lease obligations, less current maturities         3,481,250        3,552,500
Long term debt, less current maturities                          457,695          555,525

Redeemable stock                                               5,248,610        5,583,110

Common stock to be issued                                         48,375          506,600

Stockholders' equity
     Common stock                                                176,749          175,262
     Additional paid in capital                              122,420,640      121,472,844
     Accumulated deficit                                     (94,554,791)     (91,036,254)
     Deferred compensation                                    (1,641,134)      (1,702,820)
     Unrealized loss on marketable securities                     (4,140)          (8,877)
                                                           -------------    -------------
         Total stockholders' equity                           26,397,324       28,900,155
                                                           -------------    -------------

         Total liabilities and stockholders' equity          $39,686,764      $44,301,466
                                                           -------------    -------------
                                                           -------------    -------------

     See accompanying notes to condensed consolidated financial statements.

PART I - ITEM 1 - FINANCIAL STATEMENTS

CYTOTHERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS


(unaudited)                                             Three Months Ended
                                                            March 31,
                                                     1998              1997
                                                 ------------      ------------
Revenue from collaborative arrangements            $1,842,975        $1,856,622

Operating expenses:
      Research and development                      4,499,662         4,649,500
      General and administrative                    1,147,006         1,796,430
                                                 ------------      ------------
                                                    5,646,668         6,445,930
                                                 ------------      ------------

Loss from operations                               (3,803,693)       (4,589,308)

Other income (expense):
      Investment income                               393,974           648,630
      Interest expense                               (108,818)         (175,511)
      Currency loss                                        --           (95,420)
                                                 ------------      ------------
                                                      285,156           377,699
                                                 ------------      ------------

Net loss                                          ($3,518,537)      ($4,211,609)
                                                 ------------      ------------
                                                 ------------      ------------

Net loss per share                                     ($0.19)           ($0.26)
                                                 ------------      ------------
                                                 ------------      ------------


Shares used in calculation                         18,184,474        16,471,203
                                                 ------------      ------------
                                                 ------------      ------------


     See accompanying notes to condensed consolidated financial statements.

PART I - ITEM 1 - FINANCIAL STATEMENTS

CYTOTHERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

                                                                   Three Months Ended
     (unaudited)                                                        March 31,
                                                                  1998            1997
                                                              ------------    ------------
Cash flows from operating activities:
     Net loss                                                  ($3,518,537)    ($4,211,609)
     Adjustments to reconcile net loss to
       net cash used for operating activities:
         Depreciation and amortization                             525,620         476,337
         Foreign currency loss                                          --          95,049
         Compensation expense relating to the grant
           of stock options                                         61,686          15,311
         Changes in operating assets and liabilities            (1,459,414)        843,865
                                                              ------------    ------------
     Net cash used in operating activities                      (4,390,645)     (2,781,047)
                                                              ------------    ------------

Cash flows from investing activities:
     Proceeds from sale of marketable securities                10,056,212       4,801,463
     Purchases of marketable securities                         (6,716,668)     (4,999,820)
     Purchase of property, plant and equipment                    (267,583)     (1,772,590)
     Acquisition of other assets                                  (153,858)       (430,973)
     Other investments                                                  --              --
                                                              ------------    ------------
     Net cash provided by (used in) investing activities         2,918,103      (2,401,920)
                                                              ------------    ------------

Cash flows from financing activities:
     Proceeds from the exercise of stock options                   156,558         297,651
     Proceeds from financing transactions                               --              --
     Principal payments under capitalized lease obligations
       and mortgage payable                                       (241,000)       (282,503)
     Net cash provided by (used in) financing activities           (84,442)         15,148
Effect of exchange rate on cash and cash equivalents                              (210,976)
                                                              ------------    ------------
Decrease in cash and cash equivalents                           (1,556,984)     (5,378,795)
Cash and cash equivalents, January 1                            15,941,701      19,921,584
                                                              ------------    ------------

Cash and cash equivalents, March 31                            $14,384,717     $14,542,789
                                                              ------------    ------------
                                                              ------------    ------------

     See accompanying notes to condensed consolidated financial statements.

PART I - ITEM 1 - FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 1998 and 1997

NOTE 1. BASIS OF PRESENTATION

      The accompanying, unaudited, condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year ended December 31, 1998.

      For further information, refer to the audited financial statements and footnotes thereto as of December 31, 1997 included in the Company's Annual Report to Stockholders and the Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE 2. NET LOSS PER SHARE

      Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded as their effect is antidilutive.

NOTE 3. ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

      As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported seperately in shareholders' equity to be included in other comprhensive income.

      During the first quarter of 1998 and 1997, total comprehensive loss amounted to $3,514,000 and $4,307,000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company for the three months ended March 31, 1998 and 1997 should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related footnotes thereto.

This report may contain certain forward-looking statements regarding, among other things, the Company's results of operations, the progress of the Company's product development and clinical programs, the need for, and timing of, additional capital and capital expenditures, partnering prospects, the need for additional intellectual property rights, effects of regulations, the need for additional facilities and potential market opportunities. The Company's actual results may vary materially from those contained in such forward-looking statements because of risks to which the Company is subject such as risks of delays in research, development and clinical testing programs, obsolescence of the Company's technology, lack of available funding, competition from third parties, intellectual property rights of third parties, failure of the Company's collaborators to perform, regulatory constraints, litigation and other risks to which the Company is subject. See "Cautionary Factors Relevant to Forward-Looking-Information" filed herewith as Exhibit 99 and incorporated herein by reference.

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

Results of Operations
Three months ended March 31, 1998 and 1997

For the quarter ended March 31, 1998 and 1997, revenues from collaborative agreements totaled $1,843,000 and $1,857,000, respectively. The revenues were earned solely from a Development, Marketing and License Agreement with Astra AB, which was signed in March 1995.

Research and development expenses totaled $4,500,000 for the three months ended March 31, 1998, compared with $4,650,000 for the same period in 1997.

General and administrative expenses were $1,147,000 for the three months ended March 31, 1998, compared with $1,796,000 for the same period in 1997. The decrease of $649,000, or 36%, from 1997 to 1998 was primarily attributable to a reduction in legal expenses as well as a reduction in employee expenses.

Interest income for the three months ended March 31, 1998 and 1997 was $394,000 and $649,000, respectively. The decrease in interest income in 1998 is attributable to the lower average investment balances, $26,696,00 vs. $40,393,000 in the first quarter of 1998 and 1997, respectively.

Interest expense was $109,000 for the three months ended March 31, 1998, compared with $176,000 for the same period in 1997. The decrease from 1998 to 1997 was attributable to lower outstanding debt and capital lease balances in 1998 compared to 1997.

Net loss for the three months ended March 31, 1998 was $3,519,000, or $0.19 per share, as compared to net loss of $4,212,000, or $0.26 per share, for the comparable period in 1997. The consolidated results for the first quarter of 1998 include a $233,000 net loss attributable to StemCells, Inc., the Company's wholly owned subsidiary in California, compared to the consolidated results for the first quarter of 1997 which include a $431,000 net loss attributable to Modex Therapeutiques SA, the Company's former 50% owned Swiss subsidiary.

Liquidity and Capital Resources

Since its inception, the Company has financed its operations through the sale of common and preferred stock, the issuance of long-term debt and capitalized lease obligations, revenues from collaborative agreements, research grants and interest income.

The Company had unrestricted cash, cash equivalents and marketable securities totaling $24,156,000 at March 31, 1998. Cash equivalents and marketable securities are invested in agencies of the U.S. government, investment grade corporate bonds and money market funds.

In May 1996, the Company secured an equipment loan facility with a bank in the amount of $2,000,000. The Company has borrowed $741,000 under this agreement as of March 31, 1998. The loan requires interest payments only for the first two years; principal payments are payable over a three-year period beginning May 1998. Any unused commitment expires on May 15, 1998. The loan is secured by equipment purchased with the proceeds of the credit facility.

In October 1997, the Company completed a series of transactions which resulted in the establishment of its previously 50%-owned Swiss subsidiary, Modex Therapeutiques, SA, as an independent company. In the transactions, the Company reduced its ownership interest from 50% to approximately 25% in exchange for $4 million cash and elimination of its prior contingent obligation to contribute an additional Sfr 2.4 million (approximately $1.7 million) to Modex in July 1998. In the transactions, all of the put and call arrangements between the Company and other stockholders of Modex were eliminated and the Company forgave $463,000 due from Modex to the Company. The Company recorded a gain on the transaction of $3,387,000 and will account for its now 25% ownership interest under the equity method.

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

In September 1997, a merger of a wholly-owned subsidiary of the Company and StemCells, Inc. was completed in the form of a purchase. Through the merger, the Company acquired StemCells for a purchase price totaling approximately $9,475,000, consisting of 1,320,691 shares of the Company's common stock and options and warrants for the purchase of 259,296 common shares at nominal consideration, valued at $7,900,000 in the aggregate, the assumption of certain liabilities of $934,000 and transaction costs of $641,000. The purchase price was allocated, through a valuation, to license agreements valued at $1,131,000 to be amortized over three years and acquired research and development of $8,344,000 which has been expensed. As part of the acquisition of StemCells, Richard M. Rose, M.D., became President, Chief Executive Officer and a director of the Company and Dr. Irving Weissman became a director of the Company.

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

To attract and retain Drs. Rose, Weissman, Gage and Anderson, and to expedite the progress of the Company's stem cell program, the Company awarded these individuals options to acquire a total of approximately 1.6 million shares of the Company's common stock, at an exercise price of $5.25 per share, the quoted market price at the grant date; approximately 100,000 of these options are exercisable immediately, 1,031,000 of these options vest and become exercisable only on the achievement of specified milestones related to the Company's stem cell development program and the remaining 469,000 options vest over eight years. In connection with the 469,000 options issued to a non-employee, Dr. Anderson, the Company has recorded deferred compensation of $1,750,000, the fair value of such options at the date of grant, which will be amortized over an eight year period. If the milestones specified relating to the 1,031,000 option grant are achieved, at that time the Company will record compensation expense for the excess of the quoted market price of the common stock over the exercise price of $5.25 per share for 562,000 options and the fair market value for 469,000 of such options determined using the Black-Scholes method. The Company has also designated a pool of 400,000 options to be granted to persons in a position to make a significant contribution to the success of the stem cells program.

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

In April 1997, CytoTherapeutics entered into an agreement with NeuroSpheres Ltd. replacing all previous agreements and resolving its dispute with NeuroSpheres. The pending action in the United State District Court and its counterpart actions in Calgary, as well as all arbitration proceedings have been discontinued. Under the terms of the settlement, the Company has an exclusive royalty-bearing license to growth-factor responsive stem cells for transplantation. NeuroSpheres had an option to acquire co-exclusive rights, but failed to exercise the option by the April 1998 deadline. Accordingly, the NeuroSpheres' option to acquire co-exclusive rights has lapsed and CytoTherapeutics retains exclusive rights for transplantation. The parties have no further research obligations to each other.

In February 1997, CytoTherapeutics and Cognetix, Inc. entered into a Collaboration and Development Agreement to screen selected peptides isolated by Cognetix for possible development into therapeutic products aimed at a broad range of human disease states using CytoTherapeutics' cell-based delivery technology. The Company and Cognetix are reexamining their relationship; the Company expects this reexamination will lead to termination of the joint project under agreement signed in February 1997.

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

In March 1995, the Company signed a collaborative research and development agreement with Astra for the development and marketing of certain encapsulated-cell products to treat pain. Astra made an initial, nonrefundable payment of $5,000,000, a milestone payment of $3,000,000 in the first quarter of 1997 which was recognized as revenue in the second quarter of 1997 and may make up to $13,000,000 in additional payments subject to the achievement of certain development milestones. Under the agreement, the Company is obligated to conduct certain research and development pursuant to a four-year research plan agreed upon by the parties. Over the term of the research plan, the Company expects to receive annual research payments from Astra of $5 million to $7 million. Subject to the successful development of such products and obtaining necessary regulatory approvals, Astra is obligated to conduct all clinical trials of products arising from the collaboration and to seek approval for their sale and use. Astra has the exclusive worldwide right to market products covered by the agreement. Until the later of either the last to expire of all patents included in the licensed technology or a specified fixed term, the Company is entitled to a royalty on the worldwide net sales of such products in return for the license granted to Astra and the Company's obligation to manufacture and supply products. Astra has the right to terminate the original agreement beginning April 1, 1998.

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


                                   CYTOTHERAPEUTICS, INC.
                                   (Name of Registrant)


May 14, 1998                   /s/ John S. McBride
--------------                 -------------------
(Date)                             Executive Vice President and Chief
                                   Financial Officer
                                   (principal financial officer and
                                   principal accounting officer)