Form 10-Q
period 1998-06-30
CYTOTHERAPEUTICS INC/DE
filed 1998-08-14
CIK 883975

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:                                                  0-19871
                                                                        -------
June 30, 1998                                        Commission File Number


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes___X____ No_________



At July 31, 1998, there were 18,277,906 shares of Common Stock, $.01 par value, issued and outstanding. There were no issued and outstanding shares of Preferred Stock.

                             CYTOTHERAPEUTICS, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION                                       Page Number

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets (unaudited)
            June 30, 1998 and December 31, 1997                               3

         Condensed Consolidated Statements of Operations (unaudited)
            Three and six months ended June 30, 1998 and 1997                 4

         Condensed Consolidated Statements of Cash Flows (unaudited)
            Six months ended June 30, 1998 and 1997                           5

         Notes to Condensed Consolidated Financial Statements (unaudited)      6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             7-14


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                   15

Item 4.  Submission of Matters to a Vote of Security-Holders                 15

Item 6.  Exhibits and Reports on Form 8-K                                    15


SIGNATURES                                                                   16

PART I - ITEM 1 - FINANCIAL STATEMENTS

CYTOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS


                                                            June 30, 1998   December 31, 1997
                                                             (unaudited)        (audited)
                                                            -------------   -----------------
Assets

Current assets:
      Cash and cash equivalents                             $  12,864,589    $  15,941,701
      Marketable securities                                    10,430,726       13,108,497
      Receivables from collaborative agreement                    190,455          150,880
      Other current assets                                      1,309,589          978,314
                                                            -------------    -------------
          Total current assets                                 24,795,359       30,179,392

Property, plant and equipment, net                              8,346,898        7,922,751
Other assets                                                    6,492,699        6,199,323
                                                            -------------    -------------

          Total assets                                      $  39,634,956    $  44,301,466
                                                            -------------    -------------
                                                            -------------    -------------

Liabilities and Stockholders' Equity

Current liabilities:
      Accounts payable and accrued expenses                 $   4,066,606    $   4,109,351
      Deferred revenue                                          1,758,648           16,144
      Current maturities of capitalized lease obligations         354,342          419,095
      Current maturities of long term debt                        971,737          658,986
                                                            -------------    -------------
          Total current liabilities                             7,151,333        5,203,576

Capitalized lease obligations, less current maturities          3,405,000        3,552,500
Long term debt, less current maturities                         1,250,000          555,525

Redeemable common stock                                         5,248,610        5,583,110

Common stock to be issued                                          48,375          506,600

Stockholders' equity
      Common stock                                                176,905          175,262
      Additional paid in capital                              122,546,371      121,472,844
      Accumulated deficit                                     (98,603,164)     (91,036,254)
      Deferred compensation                                    (1,585,062)      (1,702,820)
      Unrealized gain (loss) on marketable securities              (3,412)          (8,877)
                                                            -------------    -------------
          Total stockholders' equity                           22,531,638       28,900,155
                                                            -------------    -------------

          Total liabilities and stockholders' equity        $  39,634,956    $  44,301,466
                                                            -------------    -------------
                                                            -------------    -------------


See accompanying notes to condensed consolidated financial statements.

PART I - ITEM 1 - FINANCIAL STATEMENTS

CYTOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

               (unaudited)


                                                Three Months Ended              Six Months Ended
                                                    June 30,                        June 30,
                                              1998            1997            1998            1997
                                          ------------    ------------    ------------    ------------
Revenue from collaborative arrangements   $  1,906,588    $  5,084,864    $  3,749,563    $  6,941,486

Operating expenses:
      Research and development               4,917,357       4,449,727       9,417,019       9,099,227
      General and administrative             1,264,249       1,684,917       2,411,255       3,481,347
                                          ------------    ------------    ------------    ------------
                                             6,181,606       6,134,644      11,828,274      12,580,574
                                          ------------    ------------    ------------    ------------

Earnings (loss) from operations             (4,275,018)     (1,049,780)     (8,078,711)     (5,639,088)

Other income (expense):
      Investment income                        351,522         467,769         745,496       1,116,399
      Interest expense                        (124,877)        (70,583)       (233,695)       (246,094)
      Other income (loss)                            0         (15,360)              0        (110,780)
                                          ------------    ------------    ------------    ------------
                                               226,645         381,826         511,801         759,525
                                          ------------    ------------    ------------    ------------

Net earnings (loss)                       ($ 4,048,373)   ($   667,954)   ($ 7,566,910)   ($ 4,879,563)
                                          ------------    ------------    ------------    ------------
                                          ------------    ------------    ------------    ------------

Net earnings (loss) per share                   ($0.22)         ($0.04)         ($0.42)         ($0.30)
                                          ------------    ------------    ------------    ------------
                                          ------------    ------------    ------------    ------------

Shares used in calculation                  18,199,870      16,498,374      18,192,212      16,484,864
                                          ------------    ------------    ------------    ------------
                                          ------------    ------------    ------------    ------------

See accompanying notes to condensed financial statements.

PART I - ITEM 1 - FINANCIAL STATEMENTS


CYTOTHERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

      (unaudited)


                                                                       Six Months Ended
                                                                          June 30,
                                                                   1998            1997
                                                               ------------    ------------
Cash flows from operating activities:
      Net earnings (loss)                                      ($ 7,566,910)   ($ 4,879,563)
      Adjustments to reconcile net earnings (loss) to
        net cash used for operating activities:
            Depreciation and amortization                         1,039,208         967,350
            Compensation expense relating to the grant
              of stock options                                      117,758          27,413
            Loss on sale of fixed assets                               --               825
            Changes in operating assets and liabilities           1,377,593      (1,963,479)
                                                               ------------    ------------
      Net cash used in operating activities                      (5,032,351)     (5,847,454)
                                                               ------------    ------------

Cash flows from investing activities:
      Proceeds from sale of marketable securities                13,634,045       9,936,929
      Purchases of marketable securities                        (10,952,827)     (6,104,205)
      Purchase of property, plant and equipment                  (1,226,809)     (4,504,373)
      Proceeds from the sale of fixed assets                           --             1,941
      Acquisition of other assets                                  (576,588)       (572,576)
                                                               ------------    ------------
      Net cash provided by (used in) investing activities           877,821      (1,242,284)
                                                               ------------    ------------

Cash flows from financing activities:
      Proceeds from the exercise of stock options                   282,445         375,825
      Proceeds from financing transactions                        1,259,300            --
      Principal payments under capitalized lease obligations
        and mortgage payable                                       (464,327)       (538,485)
                                                               ------------    ------------
      Net cash provided by (used in) financing activities         1,077,418        (162,660)
                                                               ------------    ------------
Effect of exchange rate on cash and cash equivalents                   --          (234,206)
                                                               ------------    ------------
Decrease in cash and cash equivalents                            (3,077,112)     (7,486,604)
Cash and cash equivalents, January 1                             15,941,701      19,921,584
                                                               ------------    ------------

Cash and cash equivalents, June 30                             $ 12,864,589    $ 12,434,980
                                                               ------------    ------------
                                                               ------------    ------------


See accompanying notes to condensed financial statements.

PART I - ITEM 1 - FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 1998 and 1997

NOTE 1.   BASIS OF PRESENTATION

         The accompanying, unaudited, condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year ended December 31, 1998.

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

NOTE 3.   ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

         As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income.

         For the three months end June 30, 1998 and 1997, total comprehensive loss amounted to $4,047,000 and $655,000. For the first six months of 1998 and 1997, total comprehensive loss amounted to $7,561,000 and $4,962,000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company for the three and six months ended June 30, 1998 and 1997 should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related footnotes thereto.

This report may contain certain forward-looking statements regarding, among other things, the Company's results of operations, the progress of the Company's product development and clinical programs, the need for, and timing of, additional capital and capital expenditures, partnering prospects, the need for additional intellectual property rights, effects of regulations, the need for additional facilities and potential market opportunities. The Company's actual results may vary materially from those contained in such forward-looking statements because of risks to which the Company is subject, such as risks of delays in research, development and clinical testing programs, obsolescence of the Company's technology, lack of available funding, competition from third parties, intellectual property rights of third parties, failure of the Company's collaborators to perform, regulatory constraints, litigation and other risks to which the Company is subject. See "Cautionary Factors Relevant to Forward-Looking-Information" filed herewith as Exhibit 99 and incorporated herein by reference.

Overview

Since its inception in August 1988, the Company has been primarily engaged in research and development of human therapeutic products. No revenues have been derived from the sale of any products, and the Company does not expect to receive revenues from product sales for at least several years. The Company expects that its research and development expenditures will increase in future years as research and product development efforts accelerate and clinical trials are initiated or broadened. The Company has incurred annual operating losses since inception and expects to incur substantial operating losses in the future. As a result, the Company is dependent upon external financing from equity and debt offerings and upon revenues from collaborative research arrangements with corporate sponsors to finance its operations. The Company's results of operations have varied significantly from year to year and from quarter to quarter, and may vary significantly in the future due to the occurrence of material, nonrecurring events, including without limitation, the receipt of one-time, nonrecurring licensing and milestone payments.

Results of Operations
Three months ended June 30, 1998 and 1997

For the quarter ended June 30, 1998 and 1997, revenues from collaborative agreements totaled $1,907,000 and $5,085,000, respectively. The revenues were earned primarily from a Development, Marketing and License Agreement with Astra AB, which was signed in March 1995. Included in the 1997 revenues is a $3,000,000 milestone payment from Astra related to the Phase II clinical trial program for the Company's cell-containing, pain-control implant.

Research and development expenses totaled $4,917,000 for the three months ended June 30, 1998, compared with $4,450,000 for the same period in 1997.

General and administrative expenses were $1,264,000 for the three months ended June 30, 1998, compared with $1,685,000 for the same period in 1997. The decrease of $421,000, or 25%, from 1997 to 1998 was primarily attributable to a reduction in legal expenses, as well as a reduction in employee expenses.

Interest income for the three months ended June 30, 1998 and 1997 was $352,000 and $468,000, respectively. The decrease in interest income in 1998 is attributable to the lower average investment balances, $23,669,00 vs. $34,672,000 in the second quarter of 1998 and 1997, respectively.

Interest expense was $125,000 for the three months ended June 30, 1998, compared with $71,000 for the same period in 1997. The increase from 1997 to 1998 is attributable to the capitalization of interest for the new facility in 1997 in the amount of $99,000.

Net loss for the three months ended June 30, 1998 was $4,048,000, or $0.22 per share, as compared to net loss of $668,000, or $0.04 per share, for the comparable period in 1997. The consolidated results for the second quarter of 1998 include a $502,000 net loss attributable to StemCells, Inc., the Company's wholly owned subsidiary, compared to the consolidated results for the second quarter of 1997 which include a $544,000 net loss attributable to Modex Therapeutiques SA, the Company's formerly 50% owned Swiss subsidiary.

Results of Operations
Six months ended June 30, 1998 and 1997

For the six months ended June 30, 1998 and 1997, revenues from collaborative agreements totaled $3,750,000 and $6,941,000. The revenues were earned primarily from a Development, Marketing and License Agreement with Astra AB.

Research and development expenses totaled $9,417,000 for the six months ended June 30, 1998, compared with $9,099,000 for the same period in 1997.

General and administrative expenses were $2,411,000 for the six months ended June 30, 1998, compared with $3,481,000 for the same period in 1997. The decrease of $1,070,000 or 31%, from 1997 to 1998 was primarily attributable to a reduction in legal fees, as well as a reduction in employee expenses.

Interest income for the six months ended June 30, 1998 and 1997 was $745,000 and $1,116,000, respectively. The average investment balances were $25,329,000 and $37,555,000 for the first six months of 1998 and 1997, respectively.

Interest expense was $234,000 for the six months ended June 30, 1998, compared with $246,000 for the same period in 1997.

Net loss for the six months ended June 30, 1998 was $7,567,000, or $0.42 per share, as compared to a net loss of $4,880,000, or $0.30 per share, for the comparable period in 1997.


Liquidity and Capital Resources

Since its inception, the Company has financed its operations through the sale of common and preferred stock, the issuance of long-term debt and capitalized lease obligations, revenues from collaborative agreements, research grants and interest income.

The Company had unrestricted cash, cash equivalents and marketable securities totaling $23,295,000 at June 30, 1998. Cash equivalents and marketable securities are invested in agencies of the U.S. government, investment grade corporate bonds and money market funds.

In May 1996, the Company secured an equipment loan facility with a bank in the amount of $2,000,000. The Company has borrowed $2,000,000 under this agreement as of June 30, 1998. The loan required interest payments only for the first two years; principal payments are payable over a three-year period beginning in August 1998. The loan is secured by equipment purchased with the proceeds of the credit facility.

In October 1997, the Company completed a series of transactions which resulted in the establishment of its previously 50%-owned Swiss subsidiary, Modex Therapeutiques, SA, as an independent company. In the transactions, the Company reduced its ownership interest from 50% to approximately 25% in exchange for $4 million cash and elimination of its prior contingent obligation to contribute an additional Sfr 2.4 million (approximately $1.7 million) to Modex in July 1998. In the transactions, all of the put and call arrangements between the Company and other stockholders of Modex were eliminated. In April 1998, Modex completed a financing, in which the Company elected not to participate, which resulted in a reduction of its ownership interest to approximately 20%.

The Company and Modex also modified the terms of their existing royalty-bearing Cross License Agreement to (i) expand the field in which Modex is exclusively licensed to apply the Company's proprietary encapsulated cell technology to include, in addition to the original field of diabetes, obesity and anemia, the treatment of hemophilia A and B utilizing Factor VIII and/or Factor IX and two additional applications to be agreed upon by the Company and Modex; (ii) eliminate the Company's requirement to make future milestone payments to Modex of up to 300,000 shares of CytoTherapeutics' Common Stock; (iii) limit the scope of the Company's technology licensed to Modex to existing and future encapsulation technology; and (iv) specify the terms under which the Company will manufacture any products Modex may develop based on the Company's technology and grant Modex an option to manufacture, or to have manufactured, such products on payment of a higher royalty. The Cross License Agreement continues to provide for the payment of royalties from Modex to the Company on the sale of any licensed products. The revised agreement also limits the scope of the Modex technology exclusively licensed, on a royalty-bearing basis, to the Company for the application of diseases, conditions and disorders of the central nervous system to existing and future encapsulation technology and certain additional existing technology. In addition to the purchase of Modex's Common Stock from the Company, investors participating in the transaction also invested $1.6 million directly in Modex.

In September 1997, a merger of a wholly-owned subsidiary of the Company and StemCells, Inc. was completed in the form of a purchase. Through the merger, the Company acquired StemCells for a purchase price totaling approximately $9,475,000, consisting of 1,320,691 shares of the Company's Common Stock and options and warrants for the purchase of 259,296 of CytoTherapeutics' Common Shares at nominal consideration, valued at $7,900,000 in the aggregate, the assumption of certain liabilities of $934,000 and transaction costs of $641,000. The purchase price was allocated, through a valuation, to license agreements valued at $1,131,000, to be amortized over three years, and to acquired research and development of $8,344,000 which has been expensed. As part of the acquisition of StemCells, Richard M. Rose, MD, became President, Chief Executive Officer and a director of the Company and Dr. Irving Weissman became a director of the Company.

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

To attract and retain Drs. Rose, Weissman, Gage and Anderson, and to expedite the progress of the Company's stem cell program, the Company awarded these individuals options to acquire a total of approximately 1.6 million shares of the Company's common stock, at an exercise price of $5.25 per share, the quoted market price at the grant date; approximately 100,000 of these options are exercisable immediately, 1,031,000 of these options vest and become exercisable only upon the achievement of specified milestones related to the Company's stem cell development program. The remaining 469,000 options vest over eight years. In connection with the 469,000 options issued to a non-employee, Dr. Anderson, the Company has recorded deferred compensation of $1,750,000, the fair value of such options at the date of grant, which will be amortized over an eight-year period. If the milestones specified relating to the 1,031,000 option grant are achieved, at that time the Company will record compensation expense for the excess of the quoted market price of the Common Stock over the exercise price of $5.25 per share for 562,000 options and the fair market value for 469,000 of such options determined using the Black-Scholes method. The Company has also designated a pool of 400,000 options to be granted to persons in a position to make a significant contribution to the success of the stem cells program.

Stem cells research will be conducted pursuant to the provisions of an agreement between the Company and Drs. Weissman and Gage providing for a two-year research plan. If the goals of the research plan are accomplished, the Company has agreed to fund continuing stems cells research. Increases in stem cells research funding of not more than 25% per year will be funded by the Company as long as the goals of the research plan are being met. However, the Company will retain the option of (i) ceasing or reducing neural stem cell research even if all research plan goals are met, but will be required to accelerate the vesting of all still-achievable performance-based stock options, and (ii) ceasing or reducing non-neural stem cell research even if all plan goals are being met by affording the scientific research founders the opportunity to continue development of the non-neural stem cell research by licensing the technology related to such research to the founders in exchange for a payment to the Company equal to all prior Company funding for such research, plus royalty payments.

In April 1997, CytoTherapeutics entered into an agreement with NeuroSpheres Ltd. replacing all previous agreements and resolving its dispute with NeuroSpheres. The pending action in the United State District Court and its counterpart actions in Calgary, Alberta, Canada, as well as all arbitration proceedings, have been discontinued. Under the terms of the settlement, the Company has an exclusive royalty-bearing license to growth-factor responsive stem cells for transplantation. NeuroSpheres had an option to acquire co-exclusive rights, but failed to exercise the option by the April 1998 deadline. Accordingly, the NeuroSpheres' option to acquire co-exclusive rights has lapsed and CytoTherapeutics retains exclusive rights for transplantation. The parties have no further research obligations to each other.

In February 1997, CytoTherapeutics and Cognetix, Inc. entered into a Collaboration and Development Agreement to screen selected peptides isolated by Cognetix for possible development into therapeutic products aimed at a broad range of human disease states using CytoTherapeutics' cell-based delivery technology. The Company and Cognetix have also entered into an option agreement giving CytoTherapeutics the right to option up to three of Cognetix's compounds for use in treating eye diseases. CytoTherapeutics has exercised its right as to one protein. The Company and Cognetix are presently discussing proposed revisions to their relationship under the agreements.

In November 1996, the Company signed collaborative development and licensing agreements with Genentech, Inc. relating to the development of products using the Company's technology to deliver certain of Genentech's proprietary growth factors to treat Parkinson's disease, Huntington's disease and amyotrophic lateral sclerosis ("ALS").

Under the terms of the agreement for Parkinson's disease, Genentech purchased 829,171 shares of common stock for $8,300,000 to fund development of products to treat Parkinson's disease. Additional equity purchases and other funding by Genentech is available for future clinical development as determined by the parties. Genentech has the right, in its discretion, to terminate the Parkinson's program at specified milestones in the program. If the Parkinson's program is terminated and the funds the Company received from the sale of stock to Genentech pursuant to the Parkinson's agreement exceed the expenses incurred by the Company in connection with such studies by more than $1 million, Genentech has the right to require the Company to repurchase from Genentech shares of Company Common Stock having a value equal to the amount of the overfunding, based upon the share price paid by Genentech. As such, the Common Stock purchased by Genentech is classified as Redeemable Common Stock until such time as the related funds are expended on the program. On May 21, 1998, Genentech exercised its right to terminate the collaboration and negotiations are currently underway to determine the balance of Redeemable Common Stock to be redeemed in accordance with the agreement.

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

In March 1995, the Company signed a collaborative research and development agreement with Astra AB for the development and marketing of certain encapsulated-cell products to treat pain. Astra made an initial, nonrefundable payment of $5,000,000, a milestone payment of $3,000,000 in the first quarter of 1997 which was recognized as revenue in the second quarter of 1997 and may make up to $13,000,000 in additional payments subject to the achievement of certain development milestones. Under the agreement, the Company is obligated to conduct certain research and development pursuant to a four-year research plan agreed upon by the parties. Over the term of the research plan, the Company expects to receive annual research payments from Astra of $5 million to $7 million. Subject to the successful development of such products and obtaining necessary regulatory approvals, Astra is obligated to conduct all clinical trials of products arising from the collaboration and to seek approval for their sale and use. Astra has the exclusive worldwide right to market products covered by the agreement. Until the later of either the last to expire of all patents included in the licensed technology or a specified fixed term, the Company is entitled to a royalty on the worldwide net sales of such products in return for the license granted to Astra and the Company's obligation to manufacture and supply such products. Astra has the right to terminate the original agreement beginning April 1, 1998. In May 1998, Astra AB agreed to increase the annual research and development payments from $7 million to $8.5 million for the calendar year 1998. This increase in funding will be recognized as revenue in the 3rd and 4th quarters of 1998.

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

The Company expects that its existing capital resources, revenues from collaborative agreements and income earned on invested capital will be sufficient to fund its operations through 1999. The Company's cash requirements may vary, however, depending on numerous factors. Lack of necessary funds may require the Company to: delay, scale back or eliminate some or all of its research and product development programs; and/or reduce its capital expenditures; and/or license its potential products or technologies to third parties.

PART II - ITEM 1


LEGAL PROCEEDINGS

         None.


PART II - ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

(a) On May 5, 1998 the 1998 Annual Meeting of Stockholders was held in Lincoln, Rhode Island.

(b)  Not applicable

(c) The following is a brief description of each matter voted upon at the meeting and a breakdown of the votes cast for, against or withheld, as well as the number of abstentions voted for each proposal.

         1. Proposal to elect the following nominees as Directors of the
         Company: Mark J. Levin, Irving L. Weissman, M.D.

                  Mr.  Levin -                    13,727,774 votes in favor
                                                  107,272 votes withheld

                  Dr.  Weissman -                 13,727,423 votes in favor
                                                  107,623 votes withheld


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



                                        CYTOTHERAPEUTICS, INC.
                                        ------------------------
                                        (Name of Registrant)




August 14, 1998                         /s/ John S. McBride
-----------------                       -------------------
(Date)                                  Executive Vice President and Chief
                                        Financial Officer
                                        (principal financial officer and
                                        principal accounting officer)