Form 10-Q
period 1998-09-30
CYTOTHERAPEUTICS INC/DE
filed 1998-11-13
CIK 883975

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:                                     0-19871
                                                           -------
September 30, 1998                                   Commission File Number

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes___X____ No_________

At October 31, 1998, there were 18,379,475 shares of Common Stock, $.01 par value, issued and outstanding. There were no issued and outstanding shares of Preferred Stock.

                             CYTOTHERAPEUTICS, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION                                        Page Number
-----------------------------                                        -----------

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets (unaudited)
           September 30, 1998 and December 31, 1997                          3

        Condensed Consolidated Statements of Operations (unaudited)
           Three and nine months ended September 30, 1998 and 1997           4

        Condensed Consolidated Statements of Cash Flows (unaudited)
           Nine months ended September 30, 1998 and 1997                     5

        Notes to Condensed Consolidated Financial Statements (unaudited)     6

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            7-12


PART II. OTHER INFORMATION
--------------------------

Item 1. Legal Proceedings                                                   13

Item 6. Exhibits and Reports on Form 8-K                                    13


SIGNATURES                                                                  14

PART I - ITEM 1 - FINANCIAL STATEMENTS

CYTOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        September 30, 1998  December 31, 1997
                                                        ------------------  -----------------
Assets

Current assets:
   Cash and cash equivalents                                $9,289,600         $15,941,701
   Marketable securities                                     7,596,571          13,108,497
   Receivables from collaborative agreement                    196,908             150,880
   Other current assets                                      1,211,891             978,314
                                                           -----------         -----------
     Total current assets                                   18,294,970          30,179,392

Property, plant and equipment, net                           8,766,945           7,922,751
Other assets                                                 6,473,198           6,199,323
                                                           -----------         -----------

     Total assets                                          $33,535,113         $44,301,466
                                                           ===========         ===========

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable and accrued expenses                    $2,969,686          $4,109,351
   Deferred revenue                                              8,448              16,144
   Current maturities of capitalized lease obligations         305,000             419,095
   Current maturities of long term debt                      1,000,000             658,986
                                                           -----------         -----------
     Total current liabilities                               4,283,134           5,203,576

Capitalized lease obligations, less current maturities       3,326,250           3,552,500
Long term debt, less current maturities                        750,000             555,525

Redeemable common stock                                      5,248,610           5,583,110

Common stock to be issued                                       48,375             506,600

Stockholders' equity
   Common stock                                                177,586             175,262
   Additional paid in capital                              122,690,018         121,472,844
   Accumulated deficit                                    (101,470,844)        (91,036,254)
   Deferred compensation                                    (1,528,991)         (1,702,820)
   Unrealized gain (loss) on marketable securities              10,975              (8,877)
                                                           -----------         -----------
     Total stockholders' equity                             19,878,744          28,900,155
                                                           -----------         -----------

     Total liabilities and stockholders' equity            $33,535,113         $44,301,466
                                                           ===========         ===========

     See accompanying notes to condensed consolidated financial statements.

PART I - ITEM 1 - FINANCIAL STATEMENTS

CYTOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)                                   Three Months Ended            Nine Months Ended
                                                 September 30,                September 30,
                                              1998          1997           1998           1997
                                          -----------   ------------   ------------   ------------
Revenue from collaborative arrangements    $2,539,557     $1,798,552     $6,289,120     $8,740,038

Operating expenses:
  Research and development                  4,282,313      4,636,541     13,699,332     13,735,768
  Acquired research and development                --      8,312,422             --      8,312,422
  General and administrative                1,281,076      1,377,468      3,692,331      4,858,815
                                          -----------   ------------   ------------   ------------
                                            5,563,389     14,326,431     17,391,663     26,907,005
                                          -----------   ------------   ------------   ------------

Loss from operations                       (3,023,832)   (12,527,879)   (11,102,543)   (18,166,967)

Other income (expense):
  Investment income                           280,965        409,900      1,026,461      1,526,299
  Interest expense                           (124,813)       (51,047)      (358,508)      (297,141)
  Other income (expense)                           --         21,420             --        (89,360)
                                          -----------   ------------   ------------   ------------
                                              156,152        380,273        667,953      1,139,798
                                          -----------   ------------   ------------   ------------

Net loss                                  ($2,867,680)  ($12,147,606)  ($10,434,590)  ($17,027,169)
                                          ===========   ============   ============   ============

Net loss per share                             ($0.16)        ($0.73)        ($0.57)        ($1.03)
                                          ===========   ============   ============   ============

Shares used in calculation                 18,275,784     16,629,152     18,224,748     16,533,152
                                          ===========   ============   ============   ============

     See accompanying notes to condensed consolidated financial statements.

PART I - ITEM 1 - FINANCIAL STATEMENTS

CYTOTHERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

                                                                 Nine Months Ended
   (unaudited)                                                      September 30,
                                                                1998           1997
                                                           ---------------------------
Cash flows from operating activities:
   Net earnings (loss)                                     ($10,434,590)  ($17,027,169)
   Adjustments to reconcile net earnings (loss) to
     net cash used for operating activities:
       Depreciation and amortization                          1,617,494      1,452,212
       Acquired research and development                             --      8,312,422
       Compensation expense relating to the grant
         of stock options                                       405,739         39,515
       Loss on sale of fixed assets                                  --          1,434
       Changes in operating assets and liabilities           (1,352,414)    (1,225,959)
                                                           ------------   ------------
   Net cash used in operating activities                     (9,763,771)    (8,447,545)
                                                           ------------   ------------

Cash flows from investing activities:
   Proceeds from sale of marketable securities               20,701,919     15,020,093
   Purchases of marketable securities                       (15,183,133)   (12,576,903)
   Purchase of property, plant and equipment                 (2,101,121)    (6,452,886)
   Proceeds from the sale of fixed assets                            --          3,926
   Acquisition of other assets                                 (696,002)      (611,479)
                                                           ------------   ------------
   Net cash provided by (used in) investing activities        2,721,663     (4,617,249)
                                                           ------------   ------------

Cash flows from financing activities:
   Proceeds from the exercise of stock options                  194,863        577,673
   Proceeds from financing transactions                       1,259,300             --
   Principal payments under capitalized lease obligations
     and mortgage payable                                    (1,064,156)      (807,677)
                                                           ------------   ------------
   Net cash provided by (used in) financing activities          390,007       (230,004)
                                                           ------------   ------------
Effect of exchange rate on cash and cash equivalents                 --       (232,264)
                                                           ------------   ------------
Decrease in cash and cash equivalents                        (6,652,101)   (13,527,062)
Cash and cash equivalents, January 1                         15,941,701     19,921,584
                                                           ------------   ------------

Cash and cash equivalents, September 30                      $9,289,600     $6,394,522
                                                           ============   ============

See accompanying notes to condensed financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 1998 and 1997

NOTE 1. BASIS OF PRESENTATION

      The accompanying unaudited, condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year ended December 31, 1998.

      The December 31, 1997 information is derived from the audited financial statements and footnotes included in the Company's Annual Report to Stockholders and the Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

      For the three months ended September 30, 1998 and 1997, total comprehensive loss amounted to $2,853,000 and $12,138,000. For the first nine months of 1998 and 1997, total comprehensive loss amounted to $10,415,000 and $17,100,000.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company for the three and nine months ended September 30, 1998 and 1997 should be read in conjunction with the accompanying unaudited, condensed consolidated financial statements and the related footnotes thereto.

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

Overview

Since its inception in August 1988, the Company has been primarily engaged in research and development of human therapeutic products. No revenues have been derived from the sale of any products, and the Company does not expect to receive revenues from product sales for at least several years. The Company expects that its research and development expenditures will increase in future years as research and product development efforts accelerate and clinical trials are initiated or broadened. The Company has incurred annual operating losses since inception and expects to incur substantial operating losses in the future. As a result, the Company is dependent upon revenues from collaborative research arrangements with corporate sponsors, and upon external financing from equity and debt offerings to finance its operations. The Company's results of operations have varied significantly from year to year and from quarter to quarter, and may vary significantly in the future due to the occurrence of material, nonrecurring events, including without limitation, the receipt of one-time, nonrecurring licensing and milestone payments.

Results of Operations
Three months ended September 30, 1998 and 1997

Revenues from collaborative arrangements for the third quarter of 1998 totaled $2,540,000, which included $750,000 of increased support from Astra AB for the Company's pain program, compared to $1,799,000 in the corresponding quarter of 1997.

Research and development expenses totaled $4,282,000 for the three months ended September 30, 1998, compared with $4,637,000 for the same period in 1997.

Acquired research and development consists of a one-time charge of $8,312,000 related to the acquisition of StemCells, Inc. in the third quarter of 1997.

General and administrative expenses were $1,281,000 for the three months ended September 30, 1998, compared with $1,377,000 for the same period in 1997.

Interest income for the three months ended September 30, 1998 and 1997 was $281,000 and $410,000, respectively. The decrease in interest income in 1998 is attributable to the lower average investment balances, $19,478,000 vs. $28,612,000 in the third quarter of 1998 and 1997, respectively.

Interest expense was $125,000 for the three months ended September 30, 1998, compared with $51,000 for the same period in 1997. The increase from 1997 to 1998 is attributable to the capitalization of interest for the new facility in 1997 in the amount of $112,000.

Net loss for the three months ended September 30, 1998 was $2,868,000, or $0.16 per share, as compared to net loss of $12,148,000, or $0.73 per share, for the comparable period in 1997. The consolidated results for the third quarter of 1998 reported above include a $690,000 net loss attributable to StemCells, Inc., the Company's wholly owned subsidiary. The consolidated results for the third quarter of 1997 reported include a $485,000 net loss for the quarter attributable to Modex Therapeutiques SA, the Company's partially owned subsidiary, as well as a one-time charge of $8,312,000 related to the Company's acquisition of StemCells, Inc.

Results of Operations
Nine months ended September 30, 1998 and 1997

Revenues from collaborative arrangements for the nine months ended September 30, 1998 and 1997 were $6,289,000 and $8,740,000, respectively. Revenues for the first nine months of 1997 included a one-time milestone payment of $3,000,000 from Astra AB, the Company's collaborator on its pain management program.

Research and development expenses totaled $13,699,000 for the nine months ended September 30, 1998, compared with $13,736,000 for the same period in 1997. Acquired research and development consists of a one-time charge of $8,312,000 related to the acquisition of StemCells, Inc. in the third quarter of 1997.

General and administrative expenses were $3,692,000 for the nine months ended September 30, 1998, compared with $4,859,000 for the same period in 1997. The decrease of $1,166,000 or 24%, from 1997 to 1998 was primarily attributable to a reduction in legal fees, recruiting and relocation expenses and fewer employees. StemCells, Inc., the Company's wholly owned subsidiary, contributed $24,000 of general and administrative expenses for the period ended September 30, 1998, while Modex Therapeutiques SA, the Company's formerly 50% owned subsidiary, contributed $410,000 for the same period in 1997.

Interest income for the nine months ended September 30, 1998 and 1997 was $1,026,000 and $1,526,000, respectively. The average investment balances were $25,769,000 and $34,608,000 for the first nine months of 1998 and 1997, respectively.

Interest expense was $359,000 for the nine months ended September 30, 1998, compared with $297,000 for the same period in 1997.

Net loss for the nine months ended September 30, 1998 was $10,435,000, or $0.57 per share, as compared to a net loss of $17,027,000, or $1.03 per share, for the comparable period in 1997.

Liquidity and Capital Resources

Since its inception, the Company has financed its operations through the sale of common and preferred stock, the issuance of long-term debt and capitalized lease obligations, revenues from collaborative agreements, research grants and interest income.

The Company had unrestricted cash, cash equivalents and marketable securities totaling $16,886,000 at September 30, 1998. Cash equivalents and marketable securities are invested in agencies of the U.S. government, investment grade corporate bonds and money market funds.

In May 1996, the Company secured an equipment loan facility with a bank in the amount of $2,000,000. The Company has borrowed $2,000,000 under this agreement as of September 30, 1998. The loan required interest-only payments for the first two years; principal payments are payable over a three-year period which began in August 1998. The loan is secured by equipment purchased with the proceeds of the credit facility.

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

In March 1995, the Company signed a collaborative research and development agreement with Astra AB for the development and marketing of certain encapsulated-cell products to treat pain. Astra made an initial, nonrefundable payment of $5,000,000, a milestone payment of $3,000,000 in the first quarter of 1997 which was recognized as revenue in the second quarter of 1997 and may make up to $13,000,000 in additional payments subject to the achievement of certain development milestones. Under the agreement, the Company is obligated to conduct certain research and development pursuant to a four-year research plan agreed upon by the parties. Over the term of the research plan, the Company expects to receive annual research payments from Astra of $5 million to $7 million. Subject to the successful development of such products and obtaining necessary regulatory approvals, Astra is obligated to conduct all clinical trials of products arising from the collaboration and to seek approval for their sale and use. Astra has the exclusive worldwide right to market products covered by the agreement. Until the later of either the last to expire of all patents included in the licensed technology or a specified fixed term, the Company is entitled to a royalty on the worldwide net sales of such products in return for the license granted to Astra and the Company's obligation to manufacture and supply such products. Astra has the right to terminate the original agreement at any time after April 1, 1998. In May 1998, Astra AB agreed to increase the annual research and development payments from $7 million to $8.5 million for the calendar year 1998. This increase in funding is being recognized as revenue in the 3rd and 4th quarters of 1998.

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

The Company expects that its existing capital resources, revenues from collaborative agreements and income earned on invested capital will be sufficient to fund its operations into the second half of 2000. The Company's cash requirements may vary, however, depending on numerous factors. Lack of necessary funds may require the Company to: delay, scale back or eliminate some or all of its research and product development programs; and/or reduce its capital expenditures; and/or license its potential products or technologies to third parties.

Year 2000

The year 2000 problem results from the fact that computer programs were often written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The Company has tested its material software applications to determine whether each program is prepared to accommodate date information for the year 2000 and beyond. The Company found all of its material software programs to be year 2000 compliant and does not anticipate any significant disruption of its operations as a result of the failure of any of its software programs to be year 2000 compliant.

The Company is also testing the status of its facilities systems such as phones, voice mail, heating/air conditioning, electricity and security systems and its laboratory and manufacturing equipment to determine if they are year 2000 compliant. The Company expects to complete this testing in the first quarter of 1999. If any of the systems or equipment is found not to be year 2000 compliant, the Company intends to either seek to repair the systems or equipment to cause it to be year 2000 compliant or replace such systems or equipment with year 2000 compliant products. The cost to repair or replace any such system or equipment that is not year 2000 compliant could be material. The Company is also polling its major vendors and suppliers to determine if they are year 2000 compliant and to identify any potential issues. Each of the suppliers and vendors that has responded to the Company's inquiry has confirmed either orally or in writing that it does not believe that its sales of products or provision of services to the Company will be interrupted as a result of the year 2000 issue. There can be no assurance that the failure of one or more of the Company's major supplier's to be year 2000 compliant will not have an adverse effect on the Company's operations or financial results.

PART II - ITEM 1

LEGAL PROCEEDINGS

      None.

PART II - ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      Exhibit 99 - Cautionary Factors Relevant to Forward-Looking-Information.

(b)   Reports on Form 8-K

      The Registrant filed a Current Report on Form 8-K on August 3, 1998 with respect to the adoption of a Shareholder Rights Plan.

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


November 13, 1998                     /s/ John S. McBride
-----------------                     -------------------
(Date)                                Executive Vice President and Chief
                                      Financial Officer
                                      (principal financial officer and
                                      principal accounting officer)