Form 10-K405
period 1998-12-31
CYTOTHERAPEUTICS INC/DE
filed 1999-03-31
CIK 883975

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR

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

                          COMMON STOCK, $.01 PAR VALUE
                     JUNIOR PREFERRED STOCK PURCHASE RIGHTS
                            ------------------------

                                 Title of class

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    Aggregate market value of Common Stock held by non-affiliates at March 31, 1999: $21,819,231. Inclusion of shares held beneficially by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management policies of the registrant, or that such person is controlled by or under common control with the Registrant. Common stock outstanding at March 31, 1999: 18,374,089 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Definitive Proxy Statement for its 1999 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           FORWARD LOOKING STATEMENTS

    This report contains certain forward-looking statements regarding, among other things, the Company's expected results of operations, the progress of the Company's collaborations, product development and clinical programs, the need for, and timing of, additional capital and capital expenditures, collaboration prospects, costs of manufacture of products, the protection of and the need for additional intellectual property rights, regulatory matters, the need for additional facilities and potential market opportunities. The Company's actual results may vary materially from those contained in such forward-looking statements because of risks to which the Company is subject such as risks of delays in research, adverse results from the Company's development or clinical testing programs, obsolescence of the Company's technology, lack of available funding, competition from third parties, termination of the Company's collaborations, intellectual property rights of third parties, unavailability of needed raw materials, failure of the Company or its collaborators to perform, litigation, regulatory restrictions, and other risks to which the Company is subject.

    SEE "CAUTIONARY FACTORS RELEVANT TO FORWARD-LOOKING INFORMATION" FILED HEREWITH AS EXHIBIT 99 AND INCORPORATED HEREIN BY REFERENCE.

ITEM 1.

                                    BUSINESS

THE COMPANY

    CytoTherapeutics, Inc. ("CytoTherapeutics" or the "Company") is a leader in the development of novel cell therapies designed to treat human diseases. The Company is developing products based on two principal technologies: stem cell therapies and encapsulated cell therapies. The Company's stem cell therapies are based on the transplantation of human stem cells to replace or repair damaged or defective cells; the Company's encapsulated cell therapies are based upon the use of living cells encapsulated in the Company's proprietary membranes and inserted into specific sites in the body. The Company believes that it has achieved a leadership position in the neural stem cell area with its research and development program for neural stem/progenitor cells. The Company has also established a research program to discover the stem cells of the pancreas and of the liver, and has established a broad intellectual property position with respect to stem/progenitor cell therapies through its own patented discoveries and exclusive licensing arrangements. The Company is currently developing an encapsulated cell product for the treatment of chronic pain, with additional research efforts directed to other disorders including, but not limited to, ophthalmic diseases and disorders. The Company currently has one product candidate in clinical trials: its encapsulated cell implant to treat chronic pain.

    CytoTherapeutics, Inc. was incorporated in Delaware in 1988 and currently has one subsidiary, StemCells, Inc., a California corporation acquired by the Company in September 1997.

    THE UNMET NEED

    Many diseases result from organ failure where organs cannot be transplanted to cure the disease (e.g., neurodegenerative diseases and pancreatic failure) or where there are constraints due to a short supply of organs for transplant. The Company believes its stem cell technologies may provide the basis for replacing certain lost or damaged cells or regenerating organs damaged by disease. Furthermore, biotechnology has discovered or created a number of new and promising proteins, but the lack of an effective way to deliver these proteins locally has limited their widespread use. The Company believes its encapsulated-cell therapies may provide a platform for effective local delivery of these and other proteins to treat diseases. If the Company can successfully develop either or both of its cell therapy technologies, it believes that its technologies may provide the basis for addressing a number of diseases with significant unmet medical needs.

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

    THE POTENTIAL OF CELL-BASED THERAPY

    Cell-based therapy, the use of cells to treat diseases, has the potential to provide a broad therapeutic approach of comparable importance to traditional pharmaceuticals and, more recently, to genetically engineered biologics. However, autologous cells (cells from the individual into whom they are to be transplanted) are available in limited supply, may be abnormal if the patient is ill and often can only be obtained through significant surgical procedures. Allogeneic (same species) cellular transplants and xenogeneic (cross-species) cellular transplants generally require the use of potent immunosuppressive drugs. These drugs broadly compromise the patient's immune system in order to decrease the likelihood of rejection of the transplanted cells and expose the transplant recipient to adverse side-effect(s), such as increased risk of infection or cancer. CytoTherapeutics believes its stem cell technologies may provide a way to replace specific cells that have been damaged or destroyed. This approach may be necessary when cell replacement requires repair of cellular architecture or direct cell-to-cell contact. Such replacement with stem cells, which may grow and differentiate to produce differentiated progeny (i.e., mature, lineage-restricted cells), may allow for the restoration of function through the replacement of normal cells where this has not been possible in the past. CytoTherapeutics also believes its encapsulation technologies may reduce or eliminate the need for immunosuppression, as well as allow site-specific delivery and relative control of cell output.

                   CYTOTHERAPEUTICS' PORTFOLIO TECHNOLOGIES:
             STEM CELL TECHNOLOGY AND ENCAPSULATED CELL TECHNOLOGY

STEM CELL TECHNOLOGY

    Stem cells may be functionally characterized as cells whose progeny include both daughter stem cells (by self-renewal) as well as more differentiated cells. Stem cells exist in humans as a self-renewing source of cells needed in the various systems of the body (e.g., hematopoietic, neural and neural crest, hepatic, pancreatic endocrine cells, and mesenchymal stem cells). These rare, self-renewing stem cells are present in many tissues and are responsible for organ regeneration after injury or during normal cell replacement. The Company believes that these cells can form the basis of therapies that have the potential to replace specific subsets of cells that have been injured or lost through disease, injury or genetic defect.

    The Company is seeking to identify, isolate and find methods of expanding a variety of different human stem cell cultures for use in treatment of a variety of human diseases and disorders. The Company believes that there are a finite number of stem cells in the human system and that it is possible for the person or entity that first identifies and isolates a given stem cell culture to obtain patent protection for such cells. The Company's strategy is to be the first to identify, isolate and patent multiple types of human stem/progenitor cell cultures with commercial importance.

    Neurodegenerative diseases such as Parkinson's disease, epilepsy and Alzheimer's disease affect a significant portion of the U.S. population and currently have no effective long-term therapies. The Company believes that its neural stem/progenitor cells may be useful in treating such diseases. The Company is continuing research into, and has initiated the development of, its human neural stem/ progenitor cell-based therapies.

    The Company has advanced its research programs to discover the human pancreatic stem cell and the liver stem cell. Pancreatic stem cells may be useful in the treatment of Type 1 diabetes and other diseases characterized by loss of pancreatic function. Liver stem cells may be useful in the treatment of diseases such as hepatitis, cirrhosis of the liver and liver cancer.

    There can be no assurance that the Company will successfully develop its stem cell therapies. Even in the event that such therapies are successfully developed, there can be no assurances that they will achieve the benefits described above, that these therapies will achieve benefits therapeutically equal to or better than the standard of treatment at time of testing, or that the advantages of such technology will be greater than the potential disadvantages.

ADVANTAGES OF THE COMPANY'S STEM CELL TECHNOLOGY

    NO OTHER TREATMENT

    To the best of the knowledge of the Company, no one has developed an approved method for replacing lost or damaged tissues from the human nervous system. Replacement of tissues in other areas of the human body is limited to those few areas where autologous transplantation is now feasible. In a few additional areas, allogeneic transplantation is now used, but is limited by the scarcity of organs available through donation. The Company believes that its stem cell technologies have the potential to reestablish function in at least some of the patients who have suffered the losses referred to above.

    NATURE OF REPLACEMENT CELLS

    The Company believes that stem cells can self-renew and differentiate into the multiple kinds of cells that are commonly lost in, for example, neurodegenerative diseases. Transplantation of these stem cells may allow these cells to migrate limited distances to the proper location within the body, to expand and differentiate and to replace damaged or defective cells. If the Company can show that the foregoing process occurs, after transplantation the cells that are substituted could form new cells that could facilitate the return to proper function. The Company believes that such replacement of damaged or defective cells by functional cells is unlikely to be achieved with any other treatment.

ENCAPSULATED CELL TECHNOLOGY

    Encapsulated cell therapies represent a potentially broadly applicable delivery platform for treating a number of diseases that are currently untreatable or poorly treated with present technologies. The Company is employing its proprietary encapsulation techniques to develop semipermeable polymer implants containing living cells that are designed to be placed into selected sites in the body to treat specific diseases or conditions. The implants are also designed to allow nutrients to reach the encapsulated cells and to allow wastes and the therapeutic protein(s) to pass out of the implant while protecting the cells from elements of the patient's immune system.

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

ADVANTAGES OF THE COMPANY'S ENCAPSULATED CELL TECHNOLOGY

    Many diseases have no satisfactory treatment today, in certain cases, because therapeutic substances generally do not reach the required sites in appropriate concentrations when administered by conventional methods. The Company believes that its encapsulated-cell technology represents an approach that may offer a number of advantages over other forms of delivery for therapeutics.

    SITE-SPECIFIC DELIVERY

    Researchers have identified a number of substances that may be beneficial in the treatment of human disorders. However, it has been difficult or impossible to find a safe and effective way to deliver many of these potent substances to the required sites at the required concentrations and at reasonable costs. Systemic delivery, such as oral or intravenous delivery, may cause significant side effects since very potent molecules are being delivered to sites in the body where they are not normally present or needed. This is especially likely where large amounts are administered systemically to achieve therapeutic levels in the central nervous system ("CNS"). A previous clinical trial of a new protein, CNTF, sponsored by another company, for example, resulted in significant side effects after systemic administration.

    In contrast, CytoTherapeutics' cell-containing devices are designed to deliver these therapeutic substances to specific locations where they are needed, thus avoiding many of the side-effects associated with conventional routes of administration. This form of delivery should result in better therapeutic ratios--reflecting an ability to provide effective doses with lower toxicity. In addition, because therapeutic substances are produced by living cells sustained within the implant, these substances potentially may be delivered over extended periods of time. The production of these substances at the site of action could eliminate problems of drug stability that hampers effective treatment with other methods such as pumps and polymer carriers.

    RETRIEVABILITY

    The Company's implants are designed with a tether at the end of the active portion of the implant to allow them to be retrieved with relative ease. By exposing the tether, which is sutured below the skin, and withdrawing the device, a physician should be able to retrieve or replace the implant. Should complications arise, or if a new implant is desired, a physician should be able to retrieve the capsule. Moreover, the capsule keeps the cells in the location intended as opposed to unencapsulated cells that cannot be so constrained.

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

    There can be no assurance that the Company will successfully develop its encapsulated-cell therapies or that, if successfully developed, such therapies will achieve the benefits described above or that the advantages of such therapies will be greater than the potential disadvantages.

               RESEARCH EFFORTS AND PRODUCT DEVELOPMENT PROGRAMS

    OVERVIEW OF RESEARCH AND PRODUCT DEVELOPMENT STRATEGY

    STEM CELL TECHNOLOGY. The Company has devoted substantial resources to its research programs to isolate and develop a series of stem/progenitor cells that the Company believes can serve as a basis for replacing diseased or injured cells. The focus of the Company's efforts to date have been directed at the identification, isolation and the development of methods to expand a variety of stem/progenitor cells of the human nervous system, liver and pancreas.

    ENCAPSULATED CELL TECHNOLOGY. The Company believes that its encapsulated-cell technology can be used to deliver a wide variety of therapeutic substances or vital cells to the sites where they are required. The Company's lead product, its implant for treatment of chronic pain, is designed to provide a new means of delivering substances with known therapeutic effects directly to the CNS. The Company has also established a research program to examine and develop applications of the Company's encapsulated-cell technology to potential treatments for diseases of the eye, based on its encapsulated-cell technology. Furthermore, the Company has focused research efforts directed to identifying and banking a "hardy" human cell that can survive for sustained periods and be engineered to produce multiple therapeutic substances.

    The following table lists the potential therapeutic indications for and current status of CytoTherapeutics' primary research and product development programs and projects and is qualified in its entirety by reference to the more detailed descriptions of such programs and projects appearing elsewhere in this Report. The Company continually evaluates its research and product development efforts and reallocates resources among existing programs or to new programs in light of experimental results, commercial potential, availability of third-party funding, likelihood of near-term efficacy, collaboration success or significant technology enhancement, as well as other factors. The Company's research and product development programs are at relatively early stages of development and will require substantial resources to commercialize. There can be no assurance that the Company will successfully develop any product or obtain regulatory approvals, enter clinical trials, achieve other milestones or commercialize any products in accordance with currently anticipated timetables, or at all.

                   RESEARCH AND PRODUCT DEVELOPMENT PROGRAMS

            PROGRAM DESCRIPTION                                                 STAGE/STATUS(1)

                                                       STEM CELL TECHNOLOGY
          HUMAN NEURAL STEM CELL                                                  PRECLINICAL
   Repair or replace damaged CNS tissue      - IN VITRO ability to initiate and expand stem cell-containing human neural cultures and differentiation into three types of CNS cells
                                             - Direct isolation of neurosphere-initiating stem cells from brain
                                             - IN VIVO demonstration of proper differentiation and engraftment of human neural cell cultures containing CNS stem cells in rodent CNS
          OPHTHALMOLOGIC DISEASES                                            PRECLINICAL RESEARCH
 Repair or replace damaged retinal tissue    Proof-of-concept in preclinical animal model(s)
            STEM CELL DISCOVERY                                                    RESEARCH
Repair or replace damaged pancreatic islet   Discovery program to identify, isolate and patent human stem cells for the pancreas
              or liver tissue                and liver

                                                   ENCAPSULATED CELL TECHNOLOGY
               CHRONIC PAIN                                                     CLINICAL TRIALS
             PARTNER: ASTRA AB               Phase IIB--enrollment for double-blind, placebo-controlled clinical trial for cancer
  Encapsulated bovine adrenal chromaffin     patients completed
    cells to deliver natural analgesic
   substances to CNS via the intrathecal
            space/lumbar region
        OPHTHALMOLOGIC DISEASES (2)                                          PRECLINICAL RESEARCH
Delivery of growth factors via encapsulated  Proof-of-concept in preclinical animal model(s)
                   cells
       HUMAN HARDY CELL DISCOVERY(2)                                               RESEARCH
   Multiple therapeutic applications for     Identify and bank human cell for use in encapsulated cell implants which survive for
        encapsulated cell implants           extended periods in vivo and can be engineered to produce multiple products

(1) "Research" refers to early stage research and product development activities IN VITRO, including the selection and characterization of product candidates for preclinical testing. "Preclinical" refers to further testing of a defined product candidate IN VITRO and in animals prior to clinical studies.

(2) Progress in these programs is dependent upon CytoTherapeutics developing an appropriate platform cell(s) for these programs.

RESEARCH AND DEVELOPMENT PROGRAMS

STEM CELL TECHNOLOGY

    The Company's portfolio of stem cell technology results from the Company's exclusive licensing of neural stem/progenitor cell technology and other technologies applicable to the pancreas and liver, the Company's own research and development efforts to date, and the acquisition of StemCells, Inc. in 1997. The Company, through its subsidiary, StemCells, has begun a program seeking to discover and isolate various stem cells from the human body. The Company believes that stem cells represent a fundamentally new approach to the treatment of diseases caused by lost or damaged tissue. The Company has assembled an experienced team of scientists and scientific advisors to consult with and advise the Company's scientists on their continuing research and development of stem/progenitor cells. This team includes, among others, Irving L. Weissman, M.D., of Stanford University, Fred H. Gage, Ph.D., of The Salk Institute and David Anderson, Ph.D., of the California Institute of Technology.

    NEURAL STEM/PROGENITOR CELL RESEARCH AND DEVELOPMENT PROGRAM

    The Company began its work with neural stem/progenitor cultures in collaboration with NeuroSpheres, Ltd., in 1992. The Company believes that NeuroSpheres was the first to invent these cultures and NeuroSpheres has filed patent applications on its inventions relating to these cultures. The Company is the exclusive, worldwide licensee from NeuroSpheres to such inventions for transplantation in the human body. See "License Agreements and Sponsored Research Agreements--NeuroSpheres, Ltd." In December 1998, the Company announced that the US Patent and Trademark Office had granted patent No. 5,851,832, covering the Company's methods for the human neural cell cultures containing central nervous system stem cells, for compositions of human neural cell cultures expanded by these methods, and for use of these cultures in human transplantation and remyelination. These human neural stem/progenitor cell cultures may be useful for repairing or replacing damaged central nervous system tissue, including the brain and the spinal cord.

    Previously, in 1997, Company scientists invented a reproducible method for isolating and growing human neural stem/progenitor cultures. In preclinical IN-VITRO and early IN-VIVO studies, the Company demonstrated that these cells differentiate into all three of the cell types of the CNS. Based on these results, the Company believes that these cells may form the basis for replacement of cells lost in certain degenerative diseases. The Company is continuing research into, and has initiated the development of, its human neural stem/progenitor cell cultures. The Company has initiated the cultures and demonstrated that these cultures can be expanded for a number of generations IN VITRO in defined media. A collaborator of the Company, Dr. Anders Bjorklund, has shown that cells from these cultures can be successfully engrafted into the brains of rodents where they migrated and differentiated into the appropriate cell lineages for the site of the brain into which they were transplanted.

    In 1998, the Company expanded its preclinical efforts in this area by initiating programs aimed at the discovery and use of specific monoclonal antibodies to facilitate identification and isolation of neural and other stem and progenitor cells or their differentiated progeny. Also in 1998, Company researchers devised methods to advance the IN-VITRO culture and passage of human neural stem cells that have resulted in a 100-fold increase in cell production of these neural stem/progenitor cells after 6 passages. The Company is expanding its preclinical efforts toward the goal of selecting the proper indications to pursue.

    The Company's neural stem/progenitor cell program is at an early stage and there can be no assurance that it will result in any commercial product.

    PANCREATIC AND LIVER STEM CELLS DISCOVERY RESEARCH PROGRAMS

    The Company's discovery program for the pancreatic stem/progenitor cell is currently being conducted by Nora Sarvetnick, Ph.D. of The Scripps Research Institute, who has initiated programs for the identification and isolation of the stem/progenitor cell for the pancreas. An estimated 16 million people in the United States have diabetes mellitus, a serious, lifelong condition, with approximately 650,000 new patients diagnosed annually. Diabetes is widely recognized as one of the leading causes of death and disability in the United States and is associated with long term complications that affect almost every major part of the body. Diabetes-related treatment costs exceed $100 billion annually. In 1998 the Company obtained an exclusive, worldwide license from The Scripps Research Institute to novel technology, developed by Dr. Sarvetnick as a result of the research sponsored by the Company, which may be useful in identifying and isolating pancreatic islet stem/progenitor cells. The Company believes that this technology may facilitate their isolation using specific markers and leading to the development of cell-based treatments for diabetes and other diseases characterized by loss of pancreatic function.

    The Company initiated its discovery work for the liver stem/progenitor cell through a sponsored research agreement with Markus Grompe, Ph.D. of Oregon Health Sciences University. Dr. Grompe's work focuses on the discovery and development of a suitable method for identifing and assessing liver stem/progenitor cells for use in transplantation. Approximately 1 in 10 Americans suffers from diseases and disorders of the liver for which there are currently no effective, long-term treatments. In 1998, Company researchers continued to advance methods for establishing enriched cell populations suitable for transplantation in preclinical animal models for evaluating these methods. The Company is focused on discovering and utilizing its proprietary methods to identify, isolate and culture liver stem/progenitor cells and to evaluate these cells in preclinical animal models.

    An important element of the Company's program in stem cell discovery is the development of intellectual property positions with respect to stem and progenitor cells. The Company believes that the first person or entity to isolate and perfect intellectual property rights in new stem/progenitor cells will be able to exclude others from using such cells commercially. To this end, the Company has also obtained rights to certain inventions relating to stem cells from, and is conducting stem cell related research at, several academic institutions. See "License Agreement and Sponsored Research Agreements." The Company expects to expand its search for new stem/progenitor cells and to seek to acquire rights to additional inventions relating to stem/progenitor cells from third parties.

    The Company's pancreatic and liver stem/progenitor cells programs are at an early stage and there can be no assurance that they will result in any commercial products.

ENCAPSULATED-CELL TECHNOLOGY

    CHRONIC PAIN PROGRAM

    The Company estimates that more than one million patients in the United States suffer unrelieved severe, chronic pain. Chronic, intractable pain often accompanies, or is the result of, a number of serious diseases, procedures and conditions such as cancer, infection, nerve damage, back surgery, arthritis, amputation, fractures and other conditions. Even where therapies exist, they often have limits to their effectiveness in treating severe, chronic pain. For example, patients may become intolerant of or unresponsive to narcotics such as morphine, and may experience undesirable side effects.

    The Company believes that its encapsulated cell technology can be used to treat chronic pain by implanting encapsulated cells that continuously release small quantities of naturally occurring analgesic substances, such as catecholamines and opioid peptides. The Company, together with certain of its academic collaborators, has developed methods for the encapsulation of bovine adrenal chromaffin cells for implantation into the lumbar region of the spinal column to treat chronic pain. The Company believes that encapsulating properly chosen cell types which secrete desired therapeutic substances may provide more effective pain relief than traditional approaches and/or may enable treatment of patients who experience little or no relief with other therapies.

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

    In February 1996, the Company initiated an extension of the Phase I trial. In this extension, four patients received a device containing approximately three times the number of cells used in the devices implanted in the first 15 patients. By February 9, 1998, three of the four patients had completed the study. The one patient that remains in the study has had a device in place for nearly three years without any related significant safety issues.

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

    In addition, in November 1997, a Phase IIB, placebo-controlled, double-blinded, multi-center trial in cancer patients was initiated in central Europe and Switzerland. In this trial, patients with end-stage cancer were implanted with either a cell-containing device or a placebo device for 10 weeks and are being monitored for pain scores, concurrent pain-related drug usage and quality of life. According to the trial protocol and following removal of the original device, patients could elect to be implanted with an active device for six months. Upon completion of enrollment in March 1999, approximately 85 evaluable patients had participated in the trial.

    In December 1997, the Company became aware, after explant of devices from some patients enrolled in the Phase IIA trials, that a significant number of devices had migrated into or out of the intrathecal space during the evaluation period. In some cases migration resulted in device breakage. To date, there have been no reports of significant medical complications related to device migration or breakage. However, in January 1998, the Company and its partner, Astra Pain Control, announced that they had halted accrual of patients into the Phase IIB trial in order to allow for a full investigation and the development of implantation procedure modifications. The Company investigated the migration phenomenon and determined that it was necessary to modify the device and the implantation procedure to prevent migration. These modifications included the development of a "tether clip" to assist in securing the implants. After the development and implementation of modifications to the implantation procedure, the Company and its partner, Astra Pain Control, announced they had resumed accrual of patients in the Phase II trials in June 1998.

    All clinical trials are being conducted by Astra Pain Control.

    The Company has been closely monitoring the development of regulatory regimes intended to deal with the risks of xenotransplantation and the use of bovine cells. See "Government Regulations." Although the FDA has proposed guidelines for the conduct of xenotransplantation trials, a number of European countries, for example, have been more restrictive. The FDA has imposed strict and potentially onerous restrictions on the clinical use of non-human cells. These proposed FDA regulations could substantially increase the production costs of implants for the Company's pain program. In addition, such regulations may adversely affect physicians' and patients' perceptions about xenotransplantation. The Company cannot predict the effect of existing regulations or possible future regulatory actions except that, if not modified, they will likely increase the cost of producing pain implants. There can be no assurance that such regulations will not block sales or make the product commercially non-viable.

    There can be no assurances that the Company will receive regulatory and/or ethical committee approvals to continue the Phase II trials or to initiate other clinical trials in a timely manner or that such clinical trials will be successfully completed or that, if successfully completed, such trials will lead to the commercialization of any product.

    In March 1995, the Company entered into a Collaborative Research and Development Agreement with Astra AB for the development and marketing of certain encapsulated cell products to treat pain. Astra has the right to terminate this Agreement anytime after April 1998. However, in May 1998, Astra AB agreed to increase its annual research and development payments to the Company under this Agreement in order to facilitate the completion of the Phase IIB clinical trial. The Company expects that the results from this trial will be available about mid-1999. The Company expects Astra to make a decision on continued support for the Company's chronic pain program based in substantial part on Astra's review of the results of this trial. Continuation of the Company's chronic pain program will likely depend on a prompt decision by Astra to continue or increase such support. See "Corporate Collaborations--Astra AB."

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

    CytoTherapeutics has begun design and production of implants adapted for use in the eye and has started initial pre-clinical testing in animals with these implants.

    OTHER ENCAPSULATED CELL PROGRAMS

    The Company has sponsored research to evaluate the feasibility and tolerability of using encapsulated cells to deliver neurotrophic factors into the CNS to treat neurodegenerative diseases such as ALS and Huntington's disease. An investigator-sponsored pilot clinical study of the Company's encapsulated cell implant to deliver CNTF (ciliary neurotrophic factor) into the brain ventricles of six Huntington's patients is currently underway in France.

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

    The Company continues to evaluate new and modified forms of membranes for use in its implants. These evaluations are focused on developing membranes with increased strength, improved handling characteristics, enhanced transport qualities and greater biocompatibility. These efforts are undertaken internally, as well as externally with Akzo Nobel Membrana GmbH. See "Corporate Collaborations-- Akzo Nobel Membrana GmbH."

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

    The Company's current stem cell research is being conducted pursuant to the provisions of an agreement between CytoTherapeutics and Drs. Weissman and Gage providing for a two-year research plan. If the goals of the research plan are accomplished, the stem cells research will continue to be funded under an extension of such Research Plan approved by a Research Committee consisting of two persons chosen by Drs. Weissman and Gage, two persons chosen by the Company and a fifth member appointed by Drs. Weissman and Gage, subject to the reasonable approval of the Company. Increases in stem cells research funding of not more than 25% a year approved by the Committee will be funded by CytoTherapeutics (although CytoTherapeutics also retains the right to fund such programs at a higher level) for as long as the goals of the Research Plan are being met, provided however, that CytoTherapeutics will retain the option of (i) ceasing or reducing neural stem research even if all of Research Plan goals are being met by accelerating the vesting of all still-achievable performance-based options granted to Drs. Weissman and Gage and other scientists and (ii) ceasing or reducing non-neural stem cell research even if all Plan goals are being met by affording StemCells' scientific founders the opportunity to continue development of the non-neural stem research by licensing the technology related to such research to them in exchange for a payment to CytoTherapeutics equal to all funding for such research, plus royalty payments.

CORPORATE COLLABORATIONS

    ASTRA AB

    In March 1995, the Company signed a collaborative research and development agreement with Astra for the development and marketing of certain encapsulated-cell products to treat pain. Astra made an initial, non-refundable payment of $5,000,000 and may make up to $16,000,000 in additional payments subject to the achievement of certain development milestones. Under the agreement, the Company is obligated to conduct certain research and development pursuant to a four-year research plan agreed upon by the parties. Over the term of the research plan, the Company expects to receive annual research payments from Astra of approximately $5-7 million, which the Company expects should approximate the research and development costs incurred by the Company under the plan. Approximately $38 million of research and development funding has been received by the Company through December 31, 1998. Subject to the successful development of such candidate products and obtaining necessary regulatory approvals, Astra is obligated to fund and to conduct all clinical trials of candidate products arising from the collaboration and to seek approval for their sale and use. Astra has the exclusive worldwide right to market products covered by the agreement. Until the later of either the last to expire of all patents included in the licensed technology or a specified fixed term, the Company is obligated to manufacture and supply products and is entitled to a fixed royalty on the worldwide net sales of such products in return for the license granted to Astra and the supply of product. Astra has the right to terminate the agreement for any reason after April 1, 1998.

    In May 1998, after the resumption of the Phase II clinical trial of the lead product candidate, Astra AB agreed to increase annual research and development payments under this Agreement in order to fund the completion of the Phase IIB clinical trials. It is expected that results from this trial will be available in about mid-1999. There can be no assurance that Astra will continue to fund this program beyond mid-1999.

    MODEX THERAPEUTIQUES SA

    In July 1996, CytoTherapeutics, together with certain founding scientists, established Modex Therapeutiques SA ("Modex") a Swiss biotherapeutics company to pursue extensions of CytoTherapeutics' broad-based, encapsulated-cell technology for certain applications outside the central nervous system. Modex, headquartered in Lausanne, Switzerland, was formed to integrate technologies developed at three universities located in Lausanne--the University of Lausanne, the Centre Hospitalier Universitaire Vaudois (CHUV), the Ecole Polytechnique Federale de Lausanne--as well as from the Albert Einstein College of Medicine of Yeshiva University in New York City and CytoTherapeutics to develop products to treat non-CNS diseases such as diabetes, obesity and anemia. In October 1997, the Company completed a series of transactions which resulted in the establishment of Modex as an independent company in which CytoTherapeutics has an equity position of approximately 17%.

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

    AKZO NOBEL MEMBRANA GMBH

    To develop additional new membranes to be used in the Company's encapsulated-cell products and to obtain access to membrane expertise from one of the world's leading membrane companies, the Company entered into a Development and Supply Agreement with Akzo Nobel Membrana GmbH ("Akzo") dated December 1, 1993. Akzo is the world's largest supplier of medical grade membranes. Under the terms of the agreement, Akzo has begun development of improved membranes for use by the Company. The Company has agreed to reimburse Akzo for a portion of Akzo's costs incurred in the development. In the event the Company determines to use membranes developed by Akzo in the Company's products, Akzo will supply membranes to the Company at Akzo's cost plus a certain profit. Akzo will also be entitled to a royalty on sales of the Company's products utilizing Akzo's membranes. Akzo has agreed not to supply membranes to any other third party for encapsulation of cells for in vivo therapeutic applications. Either Akzo or the Company can terminate the Agreement. In the event Akzo is unable or unwilling to supply sufficient quantity of membranes to meet the Company's needs, Akzo will license the technology necessary to manufacture the membranes to CytoTherapeutics.

    The Company has the right to utilize membranes from other manufacturers in its products provided the Company pays a small royalty to Akzo on the sales of such products. The Company will also continue its internal membrane development efforts, and may utilize internally developed membranes in its products without obligation to Akzo.

    For the years ending December 31, 1998, 1997 and 1996, the Company paid Akzo under the terms of the agreement approximately $192,000, $98,000 and $295,000, respectively.

    SIGNAL PHARMACEUTICALS, INC.

    In December 1997, StemCells, Inc. entered into two license agreements with Signal Pharmaceuticals, Inc. under which each party licensed to the other certain patent rights and biological materials for use in defined fields. An initial disagreement as to the interpretation of the rights licensed to StemCells, Inc. was resolved by the parties, and the agreements are operating in accordance with their terms.

    GENENTECH, INC.

    In November 1996, the Company signed collaborative development and licensing agreements with Genentech relating to the development of products using the Company's technology to deliver certain of Genentech's proprietary growth factors to treat Parkinson's disease, Huntington's disease and amyotrophic lateral sclerosis ("ALS").

    Under the terms of the agreement for Parkinson's disease, Genentech had the right, in its discretion, to terminate the Parkinson's program at specified milestones in the program, and on May 21, 1998, Genentech exercised its right to terminate the Parkinson's collaboration. For information regarding certain financial consequences of such termination, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

    Under the terms of the Company's agreements with Genentech relating to Huntington's disease and ALS, the Company is responsible for conducting and funding all pre-clinical and clinical development, subject to specified rights of Genentech to participate in the development and marketing of the proposed products. Should Genentech share in the development cost of the proposed products, the Companies will share profits at a negotiated percentage upon commercialization. Should Genentech elect not to participate in the development, upon commercialization, the Company will pay Genentech an agreed-upon royalty based upon sales. Under these agreements, the Company's license to Genentech's proprietary growth factors (neurotrophin 4/5 and cardiotrophin-1) is dependent upon the Company using reasonable efforts to achieve certain development milestones within prescribed periods. The Company does not presently intend to devote significant resources to the continuing pursuit of these projects and thus does not currently expect to maintain such licenses.

LICENSE AGREEMENTS AND SPONSORED RESEARCH AGREEMENTS

    NEUROSPHERES, LTD.

    In March 1994, the Company entered into a Contract Research and License Agreement with NeuroSpheres, Ltd. Under the agreement, the Company obtained from NeuroSpheres an exclusive, worldwide, royalty-bearing license for the commercial development and use of certain neural stem cells for transplantation to treat human disease. In 1997, the Company settled a dispute that arose between it and NeuroSpheres, Ltd. under the agreement. Pursuant to the settlement, the Company has obtained an exclusive patent license from NeuroSpheres in the field of transplantation, subject to a limited right of NeuroSpheres to purchase a nonexclusive license from the Company. Such right was unexercised by Neurospheres and expired in April 1998. The Company and NeuroSpheres have no further research obligations to one another. The Company has developed additional intellectual property relating to the subject matter of the license.

    COGNETIX, INC.

    In February 1997, CytoTherapeutics and Cognetix, Inc. entered into a Collaboration and Development Agreement to screen selected peptides isolated by Cognetix for possible development into therapeutic products aimed at a broad range of human disease states using CytoTherapeutics' cell-based delivery technology. The Company and Cognetix have also entered into an option agreement giving the Company the right to option up to three of Cognetix's compounds for use in treating eye diseases. CytoTherapeutics has exercised its right to one protein, ConG. The Company and Cognetix are presently discussing revisions to their relationship under the agreements.

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

    ACADEMIC RELATIONSHIPS

    The Company and its wholly owned subsidiary, StemCells, Inc., have entered into a number of research and/or license agreements with academic organizations. These research agreements provide that the Company will fund certain research costs and, in return, will have a license or an option for a license to the resulting inventions. Under these license agreements, the Company and/or StemCells, Inc. will typically be subject to obligations of due diligence and the requirement to pay royalties on products that use patented technology licensed under such agreements.

                             CYTOTHERAPEUTICS, INC.

    The Company has expended and expects to continue to expend substantial sums to support academic research programs. To date, the Company's principal academic collaborations have been with Brown University and Dr. Patrick Aebischer at the Centre Hospitalier Universitaire Vaudois in Switzerland. Research and development expenses paid in connection with these collaborations aggregated approximately $701,000, $1,326,000 and $1,337,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The Company and StemCells, Inc. also have a number of collaborative relationships with other academic institutions and academic researchers.

                                STEMCELLS, INC.

    StemCells, Inc. has entered into a number of research agreements with academic institutions. These include a Sponsored Research Agreement with The Scripps Research Institute and a Sponsored Research Agreement with Oregon Health Sciences University. These agreements require StemCells, Inc. to fund certain research (in the amounts of approximately $931,000 over three years and $105,000 in 1997 and $558,000 in 1998) in return for licenses or options to license the inventions resulting from such research.

    In addition, StemCells, Inc. has entered into license agreements with the California Institute of Technology and the University of Utah Research Foundation. These license agreements and the agreements referred to in the foregoing paragraph relate largely to stem cells or to progenitor cells and to their isolation and identification.

MANUFACTURING

    ENCAPSULATED CELLS

    The Company believes the ability to manufacture encapsulated-cell products that are safe and effective will be a key source of competitive advantage in its encapsulated-cell therapy business. Thus, the Company intends to manufacture its proposed products and maintain control of this important proprietary element of its business wherever possible.

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

    The Company's pilot manufacturing plant, without additional expansion or increasing staffing, does not have sufficient capacity to permit the Company to produce all of the products necessary to complete clinical trials in all indications the Company may wish to develop. In addition, the Company has not yet developed the capability to manufacture any of its proposed products on a commercial scale and is unaware of any other company that has manufactured any membrane encapsulated-cell product on a commercial scale. Manufacture of the Company's proposed products is expected to require specialized, automated equipment capable of forming complex polymer membranes into implants which combine media, matrices and living cells, and this process must be carried out on a precisely controlled basis, under sterile conditions in a clean-room environment. Failure to achieve commercial scale manufacturing capability at a reasonable cost or to demonstrate consistent results using manufactured prototypes in preclinical animal studies or clinical trials could prevent or delay submission of products for regulatory approval and initiation of new development programs, which could have a materially adverse effect on the Company. Regulatory restrictions have substantially increased the likely cost of manufacturing a product containing xenogeneic cells for commercial use. Since in certain cases the Company has agreed on pricing for supply of its products before commercial production begins, additional costs of production arising from regulations or otherwise may cause the Company's cost of production to exceed the price it receives for producing such products. In addition, fearing liability, certain suppliers of raw materials used by the Company in connection with its implants have or may restrict use of such materials in humans.

    There can be no assurance that the Company will be able to develop the capability of manufacturing any of its proposed products on a cost-effective basis, or to identify and contract with manufacturers to produce such products or needed raw materials, at a cost or in the quantities necessary to make a commercially viable product.

    STEM CELLS

    The keys to successful commercialization of neural stem/progenitor cells are expected to include efficacy, safety, consistency of the product and economy of the process. The Company expects to address these issues by appropriate testing and banking representative vials of large-scale cultures. Commercial production is expected to involve expansion of banked cells and packaging them in an appropriate container(s) after formulating the cells in an effective carrier (which may also be used to affect the stability and engrafting of the stem cells or their progeny). Because of the early stage of the Company's stem/ progenitor cell programs, the issues that will affect manufacture of stem/progenitor cell products are relatively unclear.

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

PATENTS, PROPRIETARY RIGHTS AND LICENSES

    The Company believes that proprietary protection of its inventions will be of major importance to its future business. The Company has a program of vigorously seeking and protecting intellectual property it believes may be useful in connection with its products. The Company believes that its know-how will also provide a significant competitive advantage and intends to continue to develop and protect its know-how. The Company may also, from time to time, seek to acquire licenses to important externally developed technologies.

    The Company has exclusive or non-exclusive rights to a portfolio of patents and patent applications related to the encapsulation of cells and related technologies and to various stem cells and methods of deriving and using them. In general, these encapsulation patents and patent applications pertain to the release of neurotransmitters from encapsulated cells, use of various cell types, encapsulation devices and their manufacture, encapsulation methods and various aspects of the therapeutic use of capsules in the treatment of various diseases. The stem/progenitor cell patents and patent applications relate mainly to compositions of matter, methods of obtaining such cells, and methods for preparing and utilizing such cells. Currently, the Company's U.S. patent portfolio includes 10 issued U.S. patents in the stem cell therapy area, an increase of 5 issued patents in 1998, with an additional 28 patent applications pending in the stem cell therapy area (three of which have been allowed and are pending issuance), and also includes 56 issued U.S. patents in the encapsulated-cell therapy area, an increase of 20 additional patents in 1998.

    The patent positions of pharmaceutical and biotechnology companies, including those of the Company, are uncertain and involve complex and evolving legal and factual questions. The coverage sought in a patent application can be denied or significantly reduced before or after the patent is issued. Consequently, the Company does not know whether any of its pending applications will result in the issuance of patents, or if any existing or future patents will provide significant protection or commercial advantage or will be circumvented by others. Since patent applications are secret until patents are issued in the United States or until the applications are published in foreign countries, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, the Company cannot be certain that it was the first to make the inventions covered by each of its pending patent applications or that it was the first to file patent applications for such inventions. There can be no assurance that patents will issue from the Company's pending or future patent applications or, if issued, that such patents will be of commercial benefit to the Company, afford the Company adequate protection from competing products or not be challenged or declared invalid.

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

    A number of pharmaceutical, biotechnology and other companies, universities and research institutions have filed patent applications or have been issued patents relating to cell therapy and encapsulation, stem cells and other technologies potentially relevant to or required by the Company's expected products. In particular, a third party has received a U.S. patent which such third party asserts relates to cells for alleviating chronic pain in humans. The Company cannot predict which, if any, of such applications will issue as patents or the claims that might be allowed. The Company is aware that a number of companies have filed applications relating to stem cells. The Company is also aware of a number of patent applications and patents claiming use of genetically modified cells to treat disease, disorder or injury. The Company also cannot predict the impact of the application of existing patent applications and patents on future unencapsulated products. The Company is aware of two patents issued to a competitor claiming certain methods for treating defective, diseased or damaged cells in the mammalian CNS by grafting genetically modified donor cells from the same mammalian species. The Company is also aware of third party patents and patent applications claiming rights to the neurotrophic factors which the Company hopes to deliver with its cell encapsulation technology, and to the production of these factors through the use of genetically modified cells. The Company expects to use genetically modified cells to produce these factors for use in its products.

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

    The Company has obtained rights from universities and research institutions to technologies, processes and compounds that it believes may be important to the development of its products. These agreements typically require the Company to pay license fees, meet certain diligence obligations and, upon commercial introduction of certain products, pay royalties. These include exclusive license agreements with Brown University to certain patents and know-how regarding present and certain future developments in encapsulation technology; and with NeuroSpheres, Ltd., The Scripps Institute and the California Institute of Technology to certain patents and know-how regarding present and certain future developments in neural and pancreatic stem cells. The Company's licenses may be canceled or converted to non-exclusive licenses if the Company fails to use the relevant technology or the Company breaches its agreement. Loss of such licenses could expose the Company to the risks of third-party patents and/or technology. There can be no assurance that any of these licenses will provide effective protection against the Company's competitors.

COMPETITION

    The Company's initial products are expected to compete with a variety of therapeutic products and procedures. Major pharmaceutical companies currently offer a number of pharmaceutical products to treat chronic pain, neurodegenerative diseases, and other diseases for which the Company's technologies may be applicable. The Company believes that its products, if successfully developed, will compete with these products principally on the basis of improved and extended efficacy and safety and the overall economic benefit to the health care system offered by such products. However, many pharmaceutical and biotechnology companies are investigating new drugs and therapeutic approaches to treat neurodegenerative diseases, which may achieve new and better efficacy profiles, extend the therapeutic window for such products, alter the prognosis of these diseases or prevent their onset.

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

    The Company's products to treat chronic pain, if successfully developed, will compete with epidural and intrathecal opiates, such as morphine and its analogs, and with adjuvant analgesics, antidepressants and anticonvulsants, as well as with new therapeutics under development, such as SNX 111, a conopeptide. New delivery and dose control methods for traditional pain treatments, such as morphine pumps, may also compete with the Company's products.

    The Company's stem/progenitor cell products, if successfully developed, might face competition from orally administered drugs, other forms of cell transplantation, ablative and stimulative procedures, gene therapy and new drugs under development. In addition, the Company believes that its competitors are trying to develop stem/progenitor cell-based technologies. The Company expects that these products, if developed, will compete with the Company's potential stem/progenitor cell products based on efficacy, safety, cost and intellectual property positions. The Company expects that gene therapy, if successfully developed, will also be a source of competition for potential stem/progenitor cell products.

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

GOVERNMENT REGULATION

    The manufacturing and marketing of the Company's potential products and its research and development activities are and will continue to be subject to regulation for safety and efficacy by numerous governmental authorities in the United States and other countries. In the United States, pharmaceuticals, biologicals and medical devices are subject to rigorous FDA regulation. The Federal Food, Drug and Cosmetic Act, as amended, and the Public Health Service Act, as amended, the regulations promulgated thereunder, and other Federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, export, record keeping, approval, marketing, advertising and promotion of the Company's potential products. Product development and approval within this regulatory framework takes a number of years and involves substantial uncertainty combined with the expenditure of substantial resources. In addition, the United States, states and other jurisdictions have restrictions on the use of fetal tissue that could restrict the Company's use of such materials.

    Three branches of the FDA, the Center for Drug Evaluation and Research, the Center for Biologics Evaluation and Research and the Center for Devices and Radiological Health, review and approve drugs, biologics and devices, respectively. The FDA has indicated to the Company that the Center for Biologics Evaluation and Research will have primary jurisdiction for pre-market review of the Company's potential products that utilize the Company's encapsulated-cell technology. However, the FDA has also indicated that the Center for Drug Evaluation and Research and the Center for Devices and Radiological Health will play a role in the agency's review of the Company's potential products. In addition, the FDA has published certain guidelines regarding living cells and their transplantation and has begun to develop guidelines for the regulation of transplantation of xenogeneic cells and organs.

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

    Clinical trials involve the evaluation of the product in healthy volunteers or, as may be the case with the Company's potential products, in a small number of patients under the supervision of a qualified physician. Clinical trials are conducted in accordance with protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Any product administered in a U.S. clinical trial must be manufactured in accordance with cGMP. Each protocol is submitted to the FDA as part of the IND. The protocol for each clinical study must be approved by an independent Institutional Review Board ("IRB") at the institution at which the study is conducted and the informed consent of all participants must be obtained. The IRB will consider, among other things, the existing information on the product, ethical factors, the safety of human subjects, the potential benefits of therapy and the possible liability of the institution.

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

    There has been increasing regulatory concern about the risks of xenotransplantation. Certain of these concerns have focused on the use of cells derived from cows (such as are used in the Company's pain program) and cells from primates and pigs. The United Kingdom has adopted a moratorium on xenotransplantation pending further research and discussion; the EC Commission has introduced a ban on the use of "high-risk material" from cattle and sheep in the Member States of the European Union in the manufacture of pharmaceuticals (this ban would apparently not include the type of cells used in the Company's pain program). In addition, the FDA has recently proposed guidelines which impose significant constraints on the clinical use of non-human cells. The regulations proposed, particularly if they are made more restrictive, could impact significantly on the cost of clinical trials and the cost to manufacture products using xenogeneic cells; the Company has begun to concentrate on the use of human cells as opposed to cells derived from non-human animals. Furthermore, the FDA has published a "Proposed Approach to Regulation of Cellular and Tissue-Based Products" which relates to the use of human cells. The Company cannot presently determine the effects of such actions or what other actions might be taken. Restrictions on the testing or use of cells, whether human or non-human, as human therapeutics could adversely affect the Company's product development programs and the Company itself and could prevent the Company from producing and/or selling certain products or make the cost of production by the Company prohibitively high.

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

REIMBURSEMENT AND HEALTH CARE COST CONTROL

    The Company's ability to commercialize products successfully may depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health insurers and others both in the United States and abroad. Significant uncertainty exists as to the reimbursement status of newly approved health care products. Reimbursement limitations or prohibitions with respect to any product developed by the Company could adversely affect the Company's ability to establish and maintain price levels sufficient for realization of an appropriate return on its investment in developing new therapies. Government and other third-party payers are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new therapeutic products approved for marketing by the FDA and by refusing, in some cases, to provide any coverage for uses of approved products for disease indications for which the FDA has not granted marketing approval. If adequate coverage and reimbursement levels are not provided by third party payers for uses of the Company's therapeutic products, the market acceptance of these products would be adversely affected.

    The revenues and profitability of health care-related companies may be affected by the continuing efforts of governmental and third-party payers to contain or reduce the cost of health care through various means. For example, in certain foreign markets pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, there have been, and the Company expects that there will continue to be, a number of Federal and state proposals to implement government control over health care costs. Efforts at healthcare reform are likely to continue in future legislative sessions. It is uncertain what legislative proposals will be adopted or what actions Federal, state or private payers for healthcare goods and services may take in response to healthcare reform proposals of legislation. The Company cannot predict the effect healthcare reforms may have on its business. Any such reforms as well as the uncertainty their proposal engenders could have a material adverse effect on the Company.

EMPLOYEES

    As of March 31, 1999, the Company had 82 full-time employees, including 11 employees with Ph.D. or M.D. degrees. Approximately 70 employees work in research and development, regulatory affairs, prototype manufacturing, quality assurance and control and laboratory support services. A number of the Company's employees have held positions with other biotechnology or pharmaceutical companies or have worked in university research programs. No employees are covered by collective bargaining agreements.

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

ITEM 2. PROPERTIES

    The Company's research laboratories and administrative offices are located in a 65,000 square-foot multipurpose building housing wet labs, specialty research areas and administrative offices located in Lincoln, Rhode Island. The facilities are leased pursuant to a fifteen-year lease agreement with the Company having certain renewal options. The Company has also leased a 21,000 square-foot pilot manufacturing facility and a 3,000 square-foot cell processing facility for its pain program in Lincoln, Rhode Island. This facility was financed by bonds issued by the Rhode Island Industrial Facilities Corporation. The Company has also leased additional space near its pilot plant for expanded research and development. In 1998, the Company entered into a three-year lease for approximately 6,000 square feet of laboratory space in Sunnyvale, California.

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

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

    The Common Stock of CytoTherapeutics is traded on the National Market System of NASDAQ under the Symbol CTII. The quarterly ranges of high and low sales prices since January 1, 1996 are shown below:

1999                                                 HIGH         LOW
-------------------------------------------------- --------    ---------
First Quarter (through March 29, 1999)............ $ 1 3/4     $ 1 5/32


1998                                                 HIGH         LOW
-------------------------------------------------- --------    ---------
Fourth Quarter.................................... $ 2 5/32    $   7/8
Third Quarter..................................... $ 1 5/16    $   7/8
Second Quarter.................................... $ 3 7/16    $ 1 1/4
First Quarter..................................... $ 4 3/16    $ 2 9/16

1997                                                 HIGH         LOW
-------------------------------------------------- --------    ---------
Fourth Quarter.................................... $ 7 1/8     $ 3 11/16
Third Quarter..................................... $ 6 1/8     $ 4 3/4
Second Quarter.................................... $ 8 3/4     $ 4 15/16
First Quarter..................................... $10 7/8     $ 8 3/8

1996                                                 HIGH         LOW
-------------------------------------------------- --------    ---------
Fourth Quarter.................................... $11         $ 7 5/8
Third Quarter..................................... $12 5/8     $ 7 1/8
Second Quarter.................................... $15 1/2     $10 5/8
First Quarter..................................... $18 3/4     $12 3/4

    No cash dividends have been declared on the Common Stock since the Company's inception.

    As of March 29, 1998, there were approximately 277 holders of record of the Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA

                                                                            YEAR ENDED DECEMBER 31,
                                                             ------------------------------------------------------
                                                                1998       1997       1996       1995       1994
                                                             ----------  ---------  ---------  ---------  ---------

                                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA
Revenue from collaborative agreements......................  $    8,803  $  10,617  $   7,104  $  11,761  $   1,250
Research and development expenses..........................      17,659     18,604     17,130     14,730     13,514
Acquired research and development..........................                  8,344
Net loss...................................................     (12,628)   (18,114)   (13,759)    (8,891)   (16,461)
Basic and diluted net loss per share(1)....................       (0.69)     (1.08)     (0.89)     (0.69)     (1.52)
Shares used in computing basic and diluted net loss per
  share(1).................................................      18,291     16,704     15,430     12,799     10,833

                                                                                 DECEMBER 31,
                                                             -----------------------------------------------------
                                                               1998       1997       1996       1995       1994
                                                             ---------  ---------  ---------  ---------  ---------

                                                                                (IN THOUSANDS)
Balance Sheet Data
Cash, cash equivalents and marketable securities...........  $  17,386  $  29,050  $  42,607  $  44,192  $  19,138
Total assets...............................................     32,866     44,301     58,397     56,808     32,194
Long-term debt, including capitalized leases...............      3,762      4,108      8,223      5,441      5,641
Redeemable common stock....................................      5,249      5,583      8,159
Stockholders' equity.......................................     17,897     28,900     34,747     45,391     22,637

------------------------

(1)  See Note 2 to consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of the financial condition and results of operations of CytoTherapeutics, Inc. should be read in conjunction with the accompanying financial statements and the related footnotes thereto.

OVERVIEW

    Since its inception in August 1988, the Company has been primarily engaged in research and development of human therapeutic products. No revenues have been derived from the sale of any products, and the Company does not expect to receive revenues from product sales for at least several years. The Company expects that its research and development expenditures will increase substantially in future years as research and product development efforts accelerate and clinical trials are initiated or broadened. The Company has incurred annual operating losses since inception and expects to incur substantial operating losses in the future. As a result, the Company is dependent upon external financing from equity and debt offerings and revenues from collaborative research arrangements with corporate sponsors to finance its operations. The Company's results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future due to the occurrence of material, nonrecurring events, including without limitation, the receipt of one-time and nonrecurring licensing and milestone payments.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

    Revenues from collaborative agreements totaled $8,803,000, $10,617,000 and $7,104,000 for the years ending December 31, 1998, 1997 and 1996, respectively. Revenues were earned primarily from a Development, Marketing and License Agreement with Astra AB, which was signed in March 1995. Included in the 1997 revenue is a $3,000,000 milestone payment from Astra related to the Phase II clinical program for the Company's pain control implant. Revenue for 1998 reflects an increase in funding by more than 20% from Astra.

    Research and development expenses totaled $17,659,000 in 1998, as compared to $18,604,000 in 1997 and $17,130,000 in 1996. The decrease of $945,000, or 5%, from 1997 to 1998 was primarily attributable to a reduction in spending on research agreements and a reduction in research and development personnel. The increase of $1,474,000, or 9%, from 1996 to 1997 was primarily attributable to an increase in manufacturing supplies associated with Phase II clinical trials and an additional $917,000 of expense from Modex Therapeutiques SA, the Company's formerly 50%-owned subsidiary, which was included in the Company's operating results through October 1997.

    Acquired research and development consists of a one-time charge of $8,344,000 related to the acquisition of StemCells, Inc. in 1997.
Commercialization of the acquired technology will require significant incremental research expenditures over a number of years.

    General and administrative expenses were $4,603,000 for the year ended December 31, 1998, compared with $6,158,000 in 1997 and $5,679,000 in 1996. The reduction of $1,555,000, or 25%, from 1997 to 1998 was primarily attributable to a reduction in legal fees, recruiting and relocation expenses as well as a reduction in employees. The increase of $479,000, or 8%, from 1996 to 1997 was primarily attributable to increased spending for legal fees associated with the NeuroSpheres, Ltd. arbitration, patents, recruiting fees and other professional services.

    Interest income for the years ended December 31, 1998, 1997 and 1996 totaled $1,254,000, $1,931,000 and $2,260,000, respectively. The average cash and investment balances were $21,795,000, $33,343,000 and $37,600,000 in 1998, 1997 and 1996, respectively. The decrease in interest income from 1996 to 1997 to 1998 was attributable to lower average balances.

    In 1998, interest expense was $472,000, compared with $438,000 in 1997 and $618,000 in 1996. The Company capitalized $210,000 of interest expense on the new facility in 1997. The changes in interest expense in 1996, 1997 and 1998 are primarily attributable to interest capitalization and debt repayment.

    In October 1997, the Company recognized a gain in the amount of $3,387,000 related to the sale of 50% of the Company's interest in Modex.

    The net loss in 1998, 1997 and 1996 was $12,628,000, $18,114,000, and
$13,759,000, respectively. The loss per share was $0.69, $1.08 and $0.89 in 1998, 1997 and 1996, respectively. The large increase in 1997 is attributable to a one-time charge of $8,344,000 for acquired research and development related to the purchase of StemCells, Inc. offset by a gain on partial sale of the Company's interest in Modex in the amount of $3,387,000.

LIQUIDITY AND CAPITAL RESOURCES

    Since its inception, the Company has financed its operations through the sale of common and preferred stock, the issuance of long-term debt and capitalized lease obligations, revenues from collaborative agreements, research grants and interest income.

    The Company had unrestricted cash, cash equivalents and marketable securities totaling $17,386,000 at December 31, 1998. Cash equivalents and marketable securities are invested in agencies of the U.S. government, investment grade corporate bonds and money market funds.

    The Company's liquidity and capital resources have been and will continue to be significantly affected by the Company's relationships with corporate partners.

    In March 1995, the Company signed a collaborative research and development agreement with Astra AB for the development and marketing of encapsulated-cell products to treat pain. Astra made an initial, nonrefundable payment of $5,000,000, included in revenue from collaborative agreements in 1995, a milestone payment of $3,000,000 in 1997 and may remit up to an additional $13,000,000 subject to the achievement of certain development milestones. Under the agreement, the Company is obligated to conduct certain research and development pursuant to a four-year research plan agreed upon by the parties. Over the term of the research plan, the Company expects to receive annual payments of $5 million to $7 million from Astra, which should approximate the research and development costs incurred by the Company under the plan. Subject to successful product development and obtaining necessary regulatory approvals, Astra is obligated to conduct all clinical trials of products arising from the collaboration and to seek approval for their sale. Astra has the exclusive worldwide right to market products covered by the agreement. Until the later of either expiration of all patents included in the licensed technology or a specified term, the Company is entitled to a royalty on the worldwide net sales of such products in return for the marketing license granted to Astra and the Company's obligation to manufacture and supply products. Astra has the right to terminate the agreement after April 1, 1998. In May 1998, Astra agreed to increase annual research and development payments from $7 million to $8.5 million for the calendar year 1998. This increase in funding was recognized as revenue in the third and fourth quarters of 1998.

    The current Phase II pain trial completed patient enrollment in March 1999, with efficacy data from the trial expected by the third quarter of 1999. Astra has agreed to fund the first and second quarters of 1999 at the rate of $2.5 million per quarter. Funding for the second half of 1999 is contingent upon, among other factors, the results of the current Phase II trial. Should Astra determine to discontinue funding for the Company's development of encapsulated-cell products to treat pain, or to reduce such funding or otherwise modify the terms of the Company's relationship with Astra, any such action could have a material, adverse effect on the Company's liquidity and capital resources, and, unless other funding sources were obtained, would likely result in the Company's inability to continue to fund further development of its proposed encapsulated-cell products.

    The Company's liquidity and capital resources will also be affected by the termination of the Company's collaborative development and licensing agreement with Genentech, Inc. relating to the development of products for the treatment of Parkinson's disease. In November 1996, the Company signed collaborative development and licensing agreements with Genentech relating to the development of products using the Company's technology to deliver certain of Genentech's proprietary growth factors to treat Parkinson's disease, Huntington's disease and amyotrophic lateral sclerosis ("ALS"). Under the terms of the agreement for Parkinson's disease, Genentech purchased 829,171 shares of the Company's Common Stock for $8.3 million to fund development of products to treat Parkinson's disease. Genentech had the right, in its discretion, to terminate the Parkinson's program at specified milestones in the program. Under the agreement, if the Parkinson's program was terminated and the funds the Company received from the sale of stock to Genentech pursuant to the Parkinson's agreement exceeded the expenses incurred by the Company in connection with such product development efforts by more than $1 million, Genentech had the right to require the Company to repurchase from Genentech shares of the Company's Common Stock having a value equal to the amount of the overfunding, at the same per share price paid by Genentech ($10.01 per share). As such, a portion of the Common Stock purchased by Genentech has been classified by the Company as Redeemable Common Stock; as of December 31, 1998, based upon prior accountability, the Company classified $5.2 million of such stock as Redeemable Common Stock. On May 21, 1998, Genentech exercised its right to terminate the Parkinson's collaboration and has requested that the Company redeem, at a price of $10.01 per share, shares of the Company's Common Stock having an aggregate value of at least $3.1 million. The Company is negotiating with Genentech regarding the amount of such redemption (which the Company currently expects may be approximately $3.1 million) and the manner of payment for such redemption. Any such redemption would have a material adverse effect on the Company's liquidity and capital resources.

    In May 1996, the Company secured an equipment loan facility with a bank in the amount of $2,000,000. The Company has borrowed $2,000,000 under this agreement as of December 31, 1998. The loan required interest-only payments for the first two years; principal payments are payable over a two-year period which began in August 1998. The loan is secured by equipment purchased with the proceeds of the credit facility. Current balance on this credit facility is $1.25 million. While the Company was in compliance with financial covenants under this credit facility as of December 31, 1998, the Company expects that it will be required to seek a waiver of certain financial covenants under this facility as of the end of the first or second quarter of 1999; there can be no assurance that the Company will be able to obtain such a waiver.

    In October 1997, the Company completed a series of transactions which resulted in the establishment of its previously 50%-owned Swiss subsidiary, Modex Therapeutiques, SA, as an independent company. In the transactions, the Company reduced its ownership interest from 50% to approximately 25% in exchange for $4 million cash and elimination of its prior contingent obligation to contribute an additional Sfr 2.4 million (approximately $1.7 million) to Modex in July 1998. In the transactions, all of the put and call arrangements between the Company and other stockholders of Modex were eliminated and the Company forgave $463,000 due from Modex to the Company. The Company recorded a gain on the transaction of $3,387,000. In April 1998, Modex completed a financing, in which the Company elected not to participate, which resulted in a further reduction of its ownership interest to less than 20%.

    The Company and Modex also modified the terms of their existing royalty-bearing Cross License Agreement to (i) expand the field in which Modex is exclusively licensed to apply the Company's proprietary encapsulated cell technology to include, in addition to the original field of diabetes, obesity and anemia, the treatment of hemophilia A and B utilizing Factor VIII and/or Factor IX and two additional applications to be agreed to by the Company and Modex; (ii) eliminate the requirement to make future milestone payments to Modex of up to 300,000 shares of the Company's Common Stock; (iii) limit the scope of the Company's technology licensed to Modex to existing and future encapsulation technology; and (iv) specify the terms under which the Company will manufacture any products Modex may develop based on the Company's technology and grant Modex an option to manufacture or have manufactured such products on payment of a higher royalty. The Cross License Agreement continues to provide for the payment of royalties from Modex to the Company on the sale of any licensed products. The revised agreement similarly limits the scope of the Modex technology exclusively licensed, on a royalty-bearing basis, to the Company for the application of diseases, conditions and disorders of the central nervous system to existing and future encapsulation technology and certain additional existing technology. In addition to their purchase of Modex Common Stock from the Company, the investors participating in the transaction invested $1.6 million directly in Modex.

    In September 1997, a merger of the Company's wholly owned subsidiary and StemCells, Inc., was completed in the form of a purchase. Through the merger, the Company acquired StemCells for a purchase price totaling approximately $9,475,000, consisting of 1,580,000 new shares of the Company's Common Stock at $0.01 par value, valued at $7,900,000, the assumption of certain liabilities of $934,000 and transaction costs of $641,000. The purchase price was allocated, through a valuation, to license agreements valued at $1,131,000 to be amortized over three years and acquired research and development of $8,344,000 which has been expensed. As part of the acquisition of StemCells, Richard M. Rose, M.D., became President, Chief Executive Officer and a Director of CytoTherapeutics; and Irving Weissman, M.D., became a Director of CytoTherapeutics. Upon consummation of the merger, the Company entered into consulting arrangements with the principal scientific founders of StemCells, Dr. Weissman, Fred H. Gage, Ph.D., and David J. Anderson, Ph.D. Each such scientific founder has joined the Company's Scientific Advisory Board.

    To attract and retain Drs. Rose, Weissman, Gage and Anderson, and to expedite the progress of the Company's stem cell program, the Company awarded these individuals options to acquire a total of approximately 1.6 million shares of the Company's Common Stock, at an exercise price of $5.25 per share. Approximately 100,000 of these options are exercisable immediately, 1,031,000 of these options vest and become exercisable only on the achievement of specified milestones related to the Company's stem cell development program, and the remaining 469,000 options vest over eight years. If the milestones specified relating to the 1,031,000 options are achieved, at that time the Company will record compensation expense for the excess of the quoted market price of the Common Stock over the exercise price of $5.25 per share for 562,000 options, and the fair market value for 469,000 of such options determined using the Black-Scholes method.

    Stem cells research will be conducted pursuant to the provisions of an agreement between the Company and Drs. Weissman and Gage providing for a two-year research plan. If the goals of the research plan are accomplished, the Company has agreed to fund continuing stem cells research. Increases in stem cells research funding of not more than 25% per year will be funded by the Company (although the Company retains the right to fund such programs at a higher level) as long as the goals of the research plan are being met, provided, however, that the Company will retain the option of (i) ceasing or reducing neural stem cell research even if all research plan goals are met by accelerating the vesting of all still-achievable performance-based options and
(ii) ceasing or reducing non-neural stem cell research even if all plan goals are being met by affording the scientific research founders the opportunity to continue development of the non-neural stem cell research by licensing the technology related to such research to the founders in exchange for a payment to the Company equal to all funding for such research, plus royalty payments.

    In April 1997, CytoTherapeutics entered into an agreement with NeuroSpheres Ltd. replacing all previous agreements and resolving its dispute with NeuroSpheres. The pending action in the United States District Court, its counterpart actions in Calgary, Alberta, Canada, as well as all arbitration proceedings, have been discontinued. Under the terms of the settlement, the Company has an exclusive royalty-bearing license to growth factor-responsive neural stem/progenitor cells for transplantation. NeuroSpheres had an option to acquire co-exclusive rights, but failed to exercise the option by the April 1998 deadline. Accordingly, the NeuroSpheres option to acquire co-exclusive rights has lapsed, and the Company retains exclusive rights for transplantation. The parties have no further research obligations to each other.

    In February 1997, the Company and Cognetix, Inc. entered into a Collaboration and Development Agreement to screen selected peptides isolated by Cognetix for possible development into therapeutic products aimed at a broad range of human disease states using CytoTherapeutics' encapsulated cell-based delivery technology. The Company and Cognetix have also entered into an option agreement giving the Company the right to option up to three of Cognetix's compounds for use in treating eye diseases. As part of the agreement with Cognetix, CytoTherapeutics had purchased $250,000 of Cognetix preferred stock and, subject to certain milestones, was obligated to purchase up to a total of $1,750,000 of Cognetix's stock over the next year. In July 1997, the Company loaned $250,000 to Cognetix that was repaid with interest in October 1997. In October 1998, the Company sold the $250,000 of preferred stock back to Cognetix for $298,914. The Company and Cognetix are presently discussing proposed revisions to their relationship under the agreements.

    Under the terms of the Company's agreements with Genentech entered into in November 1996 relating to the development of products using the Company's technology to deliver certain of Genentech's proprietary growth factors to treat Huntington's disease and ALS, the Company is responsible for conducting and funding all pre-clinical and clinical development, subject to specified rights of Genentech to participate in the development and marketing of the proposed products. Should Genentech share in the development cost of the proposed products, the Companies will share profits at a negotiated percentage upon commercialization. Should Genentech elect not to participate in the development, upon commercialization, the Company will pay Genentech an agreed-upon royalty based upon sales. Under these agreements, the Company's license to Genentech's proprietary growth factors is dependent upon the Company using reasonable efforts to achieve certain development milestones within prescribed periods. The

Company does not presently intend to devote significant resources to the continuing pursuit of these projects and thus does not currently expect to maintain such licenses.

    In both the encapsulated cell and stem cell areas, substantial additional funds will be required to support the Company's research and development programs, for acquisition of technologies and intellectual property rights, for preclinical and clinical testing of its anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities and for general and administrative expenses. Until the Company's operations generate significant revenues from product sales, cash reserves and proceeds from equity and debt offerings, and funding from collaborative arrangements will be used to fund operations.

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

    The Company expects that its existing capital resources, revenues from collaborative agreements and income earned on invested capital will be sufficient to fund its operations into the first quarter of 2000. The Company's cash requirements may vary, however, depending on numerous factors. Lack of necessary funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs and/or its capital expenditures or to license its potential products or technologies to third parties.

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

    The Company is also testing the status of its facilities systems such as phones, voice mail, heating/air conditioning, electricity and security systems and its laboratory and manufacturing equipment to determine if they are year 2000 compliant. The Company expects to complete this testing in the third quarter of 1999. If any of the systems or equipment is found not to be year 2000 compliant, the Company intends to either seek to repair the systems or equipment to cause it to be year 2000 compliant or replace such systems or equipment with year 2000 compliant products. The cost to repair or replace any such system or equipment that is not year 2000 compliant could be material. The Company is also polling its major vendors and suppliers to determine if they are year 2000 compliant and to identify any potential issues. Each of the suppliers and vendors that has responded to the Company's inquiry has confirmed either orally or in writing that it does not believe that its sales of products or provision of services to the Company will be interrupted as a result of the year 2000 issue. As a result of its investigations, the Company does not currently believe that it is reasonably likely that its operations will be significantly impacted by the year 2000 issue. Although the Company believes that the cost of remediation associated with achieving year 2000 compliance or the costs associated with systems failures will not be significant, there can be no assurance that the failure of one or more of the Company's major suppliers to be year 2000 compliant will not have an adverse effect on the Company's operations or financial results.

ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to market risk from changes in interest rates with respect to its investments in marketable securities. Interest rate risk with respect to the Company short and long-term debt is considered to be immaterial.

    The Company maintains an investment portfolio of various issuers, types and maturities. These securities are classified as available-for-sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as accumulated other comprehensive income in stockholders' equity, net of taxes. At any time, a sharp rise in interest rates could adversely affect the fair value of the investment portfolio. The Company currently does not hedge these interest rate exposures.

    The table below presents principal amounts and related weighted average interest rates by year of maturity and fair value for the debt securities included in the Company's investment portfolio. Such debt securities are principally fixed rate financial instruments.

                                                                                                         FAIR
                                                               1999          2000         TOTAL         VALUE
                                                           ------------  ------------  ------------  ------------
Available-for-sale debt securities.......................    10,219,171       501,720    10,720,891    10,715,693
Average interest rate....................................          5.44%         5.61%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
CytoTherapeutics, Inc.

    We have audited the accompanying consolidated balance sheets of CytoTherapeutics, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in redeemable common stock and stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CytoTherapeutics, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP

Boston, Massachusetts
February 12, 1999

                             CYTOTHERAPEUTICS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                        DECEMBER 31,
                                                                  -------------------------
                                                                      1998         1997
                                                                  -------------------------
ASSETS
Current assets:
  Cash and cash equivalents.....................................  $  7,864,788  $15,941,701
  Marketable securities.........................................     9,520,939   13,108,497
  Accrued interest receivable...................................       206,609      553,186
  Other current assets..........................................       841,674      576,008
                                                                  -------------------------
Total current assets............................................    18,434,010   30,179,392
Property, plant and equipment, net..............................     8,356,009    7,922,751
Other assets, net...............................................     6,075,663    6,199,323
                                                                  -------------------------
Total assets....................................................    32,865,682  $44,301,466
                                                                  -------------------------
                                                                  -------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..............................................  $    710,622  $   867,804
  Accrued expenses..............................................     1,020,119    3,241,547
  Deferred revenue..............................................     2,500,000       16,144
  Current maturities of capitalized lease obligations...........       317,083      419,095
  Current maturities of long-term debt..........................     1,000,000      658,986
                                                                  -------------------------
Total current liabilities.......................................     5,547,824    5,203,576
Capitalized lease obligations, less current maturities..........     3,261,667    3,552,500
Long-term debt, less current maturities.........................       500,000      555,525
Deferred rent...................................................       222,673           --
Commitments and contingencies
Redeemable common stock, $.01 par value; 524,337 and 557,754 shares issued and outstanding at December 31, 1998 and 1997,
  respectively..................................................     5,248,610    5,583,110
Common stock to be issued.......................................       187,500      506,600
Stockholders' equity:
  Convertible preferred stock, $.01 par value; 1,000,000 shares
    authorized; no shares issued and outstanding                            --           --
  Common stock, $.01 par value; 45,000,000 shares authorized;
    17,800,323 and 17,526,220 shares issued and outstanding at
    December 31, 1998 and 1997, respectively....................       178,003      175,262
  Additional paid-in capital....................................   122,861,606  121,472,844
  Accumulated deficit...........................................  (103,664,084) (91,036,254)
  Unrealized gains (losses) on marketable securities............        (5,198)      (8,877)
                                                                  ------------  -----------
  Accumulated other comprehensive income (loss).................  (103,669,282) (91,045,131)
                                                                  ------------  -----------
  Deferred compensation.........................................    (1,472,919)  (1,702,820)
                                                                  -------------------------
Total stockholders' equity......................................    17,897,408   28,900,155
                                                                  -------------------------
Total liabilities and stockholders' equity......................  $ 32,865,682  $44,301,466
                                                                  -------------------------
                                                                  -------------------------

          See accompanying notes to consolidated financial statements.

                             CYTOTHERAPEUTICS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              YEAR ENDED DECEMBER 31,
                                                                   ----------------------------------------------
                                                                        1998            1997            1996
                                                                   --------------  --------------  --------------
Revenue from collaborative agreements............................  $    8,803,163  $   10,617,443  $    7,104,284
Operating expenses:
  Research and development.......................................      17,658,530      18,603,523      17,130,392
  Acquired research and development..............................              --       8,343,684              --
  General and administrative.....................................       4,602,758       6,158,410       5,678,783
                                                                   ----------------------------------------------
                                                                       22,261,288      33,105,617      22,809,175
                                                                   ----------------------------------------------
LOSS FROM OPERATIONS.............................................     (13,458,125)    (22,488,174)    (15,704,891)
Other income (expense):
  Interest income................................................       1,253,781       1,931,260       2,259,886
  Interest expense...............................................        (472,400)       (437,991)       (618,213)
  Gain on partial sale of Modex..................................              --       3,386,808              --
  Loss on sale/leaseback.........................................              --        (342,014)             --
  Loss on equity investment......................................              --        (105,931)             --
  Other income (expense).........................................          48,914         (57,538)        404,128
  Currency exchange loss.........................................              --              --        (100,048)
                                                                   ----------------------------------------------
                                                                          830,295       4,374,594       1,945,753
                                                                   ----------------------------------------------
NET LOSS.........................................................  $  (12,627,830) $  (18,113,580) $  (13,759,138)
                                                                   ----------------------------------------------
                                                                   ----------------------------------------------
BASIC AND DILUTED NET LOSS PER SHARE.............................  $         (.69) $        (1.08) $         (.89)
                                                                   ----------------------------------------------
                                                                   ----------------------------------------------
SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER SHARE....      18,290,548      16,704,144      15,429,564
                                                                   ----------------------------------------------
                                                                   ----------------------------------------------

          See accompanying notes to consolidated financial statements.

                             CYTOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE COMMON STOCK AND STOCKHOLDERS'
                                     EQUITY

                             REDEEMABLE                                                                  UNREALIZED
                            COMMON STOCK             COMMON STOCK        ADDITIONAL                    GAINS (LOSSES)  CUMULATIVE
                       -----------------------  ----------------------     PAID-IN      ACCUMULATED    ON MARKETABLE   TRANSLATION
                        SHARES       AMOUNT       SHARES      AMOUNT       CAPITAL        DEFICIT        SECURITIES    ADJUSTMENTS
                       ---------  ------------  -----------  ---------  -------------  --------------  --------------  -----------
Balances, January 1,
  1996...............     --      $    --        15,176,997  $ 151,770  $ 104,271,658  $  (59,163,536)  $    131,486    $  --
Issuance of common
  stock..............     --           --           168,260      1,683      1,526,118        --              --            --
Issuance of common
  stock under the
  stock purchase
  plan...............     --           --            18,338        184        140,557        --              --            --
Exercise of
  warrants...........     --           --             6,128         61            (61)       --              --            --
Issuance of common
  stock to
  consultants and
  employees..........     --           --            48,700        487        429,079        --              --            --
Common stock issued
  pursuant to
  employee benefit
  plan...............     --           --            13,719        137        162,231        --              --            --
Issuance of
  redeemable common
  stock..............    829,171     8,300,000      --          --           --              --              --            --
Redeemable common
  stock lapses.......    (14,106)     (141,202)      14,106        141        141,061        --              --            --
Exercise of stock
  options............     --           --           168,085      1,681        979,016        --              --            --
Amortization of
  deferred
  compensation.......     --           --           --          --           --              --              --            --
Change in unrealized
  losses on
  marketable
  securities.........     --           --           --          --           --              --             (116,726)      --
Change in cumulative
  translation
  adjustment.........     --           --           --          --           --              --              --           (60,416)
Net loss.............     --           --           --          --           --           (13,759,138)       --            --
Comprehensive income
  (loss).............
                       -----------------------------------------------------------------------------------------------------------
Balances, December
  31, 1996...........    815,065     8,158,798   15,614,333    156,144    107,649,659     (72,922,674)        14,760      (60,416)


                                          TOTAL
                         DEFERRED     STOCKHOLDERS'
                       COMPENSATION      EQUITY
                       -------------  -------------
Balances, January 1,
  1996...............   $   --        $  45,391,378
Issuance of common
  stock..............       --            1,527,801
Issuance of common
  stock under the
  stock purchase
  plan...............       --              140,741
Exercise of
  warrants...........       --             --
Issuance of common
  stock to
  consultants and
  employees..........      (185,201)        244,365
Common stock issued
  pursuant to
  employee benefit
  plan...............       --              162,368
Issuance of
  redeemable common
  stock..............       --             --
Redeemable common
  stock lapses.......       --              141,202
Exercise of stock
  options............       --              980,697
Amortization of
  deferred
  compensation.......        95,083          95,083
Change in unrealized
  losses on
  marketable
  securities.........       --             (116,726)
Change in cumulative
  translation
  adjustment.........       --              (60,416)
Net loss.............       --          (13,759,138)
                                      -------------
Comprehensive income
  (loss).............                   (13,936,280)

Balances, December
  31, 1996...........       (90,118)     34,747,355

                             CYTOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE COMMON STOCK AND STOCKHOLDERS'
                               EQUITY (CONTINUED)

                                                                                             UNREALIZED
                                                                                               GAINS
                          REDEEMABLE                                                          (LOSSES)
                         COMMON STOCK           COMMON STOCK      ADDITIONAL                     ON       CUMULATIVE
                     ---------------------  --------------------    PAID-IN    ACCUMULATED   MARKETABLE   TRANSLATION   DEFERRED
                      SHARES      AMOUNT     SHARES     AMOUNT      CAPITAL      DEFICIT     SECURITIES   ADJUSTMENTS  COMPENSATION
                     -------------------------------------------------------------------------------------------------------------
Issuance of common
  stock............     --          --        307,548      3,074    1,552,432      --           --            --           --
Issuance of common
  stock under the
  stock purchase
  plan.............     --          --         31,822        319      180,103      --           --            --           --
Deferred
  compensation
  recorded in
  connection with
  the granting of
  stock options....     --          --         --         --        1,750,000      --           --            --       (1,750,000)
Common stock issued
  pursuant to
  employee benefit
  plan.............     --          --         25,588        256      169,196      --           --            --           --
Issuance of common
 stock--StemCells..     --          --      1,219,381     12,194    7,381,206      --           --            --           --
Redeemable common
  stock lapses.....   (257,311) (2,575,688)   257,311      2,573    2,573,115      --           --            --           --
Exercise of stock
  options..........     --          --         75,237        752      244,427      --           --            --           --
Deferred
  compensation--
  amortization and
  cancellations....     --          --         (5,000)       (50)     (27,294)     --           --            --          137,298
Change in
  unrealized losses
  on marketable
  securities.......     --          --         --         --          --           --           (23,637 )     --           --
Change in
  cumulative
  translation
  adjustment.......     --          --         --         --          --           --           --            60,416       --
Net loss...........     --          --         --         --          --       (18,113,580)     --            --           --
Comprehensive
  income (loss)....
                     -------------------------------------------------------------------------------------------------------------
Balances, December
  31, 1997.........    557,754   5,583,110  17,526,220   175,262  121,472,844  (91,036,254)      (8,877 )     --       (1,702,820)


                        TOTAL
                     STOCKHOLDERS'
                       EQUITY

Issuance of common
  stock............    1,555,506
Issuance of common
  stock under the
  stock purchase
  plan.............      180,422
Deferred
  compensation
  recorded in
  connection with
  the granting of
  stock options....      --
Common stock issued
  pursuant to
  employee benefit
  plan.............      169,452
Issuance of common
 stock--StemCells..    7,393,400
Redeemable common
  stock lapses.....    2,575,688
Exercise of stock
  options..........      245,179
Deferred
  compensation--
  amortization and
  cancellations....      109,954
Change in
  unrealized losses
  on marketable
  securities.......      (23,637)
Change in
  cumulative
  translation
  adjustment.......       60,416
Net loss...........  (18,113,580)
                     -----------
Comprehensive
  income (loss)....  (18,076,801)

Balances, December
  31, 1997.........   28,900,155

                             CYTOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE COMMON STOCK AND STOCKHOLDERS'
                               EQUITY (CONTINUED)

                                                                                                        UNREALIZED
                                                                                                          GAINS
                                    REDEEMABLE                                                           (LOSSES)
                                   COMMON STOCK           COMMON STOCK      ADDITIONAL                      ON
                               ---------------------  --------------------    PAID-IN    ACCUMULATED    MARKETABLE    DEFERRED
                                SHARES      AMOUNT     SHARES     AMOUNT      CAPITAL      DEFICIT      SECURITIES   COMPENSATION
                               -------------------------------------------------------------------------------------------------
Issuance of common stock
  under the stock purchase
  plan.......................     --          --         43,542        436       83,622
Common stock issued pursuant
  to employee benefit plan...     --          --         84,812        848      143,025       --           --            --
Issuance of common stock--
  StemCells..................     --          --        101,320      1,013      505,587       --           --            --
Redeemable common stock
  lapses.....................    (33,417)   (334,500)    33,417        334      334,166       --           --            --
Exercise of stock options....     --          --         11,012        110        1,254       --           --            --
Deferred compensation--
  amortization and
  cancellations..............     --          --         --         --          321,108       --           --           229,901
Change in unrealized losses
  on marketable securities...     --          --         --         --          --            --             3,679       --
Net loss.....................     --          --         --         --          --        (12,627,830)     --            --
Comprehensive income (loss)
                               -------------------------------------------------------------------------------------------------
Balances, December 31,
  1998.......................    524,337  $5,248,610  17,800,323 $ 178,003  $122,861,606 $(103,664,084) $    (5,198 ) $(1,472,919)
                               -------------------------------------------------------------------------------------------------
                               -------------------------------------------------------------------------------------------------

                                  TOTAL
                               STOCKHOLDERS'
                                 EQUITY
Issuance of common stock
  under the stock purchase
  plan.......................       84,058
Common stock issued pursuant
  to employee benefit plan...      143,873
Issuance of common stock--
  StemCells..................      506,600
Redeemable common stock
  lapses.....................      334,500
Exercise of stock options....        1,364
Deferred compensation--
  amortization and
  cancellations..............      551,009
Change in unrealized losses
  on marketable securities...        3,679
Net loss.....................  (12,627,830)
                               -----------
Comprehensive income (loss)    (12,624,151)
Balances, December 31,
  1998.......................  $17,897,408

          See accompanying notes to consolidated financial statements.

                             CYTOTHERAPEUTICS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          YEAR ENDED DECEMBER 31,
                                                   -------------------------------------
                                                      1998         1997         1996
                                                   -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.........................................  $(12,627,830) $(18,113,580) $(13,759,138)
Adjustments to reconcile net loss to net cash
  used for operating activities:
  Depreciation and amortization..................    2,244,146    1,968,234    1,671,068
  Acquired research and development..............           --    8,343,684           --
  Amortization of deferred compensation..........      551,009      109,954       95,083
  Other non cash charges.........................      410,173      105,931      406,733
  Loss (gain) on investment......................           --   (3,386,808)          --
  Loss on sale of fixed assets...................           --      413,856          871
  Changes in operating assets and liabilities:
    Accrued interest receivable..................      346,577      100,004      140,025
    Other current assets.........................     (265,665)    (232,604)     220,688
    Accounts payable and accrued expenses........   (2,378,613)  (1,233,501)   1,077,350
    Deferred revenue.............................    2,483,856   (1,842,948)     109,092
                                                   -------------------------------------
NET CASH USED IN OPERATING ACTIVITIES............   (9,236,347) (13,767,778) (10,038,228)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of Modex, net of cash
  disposed.......................................           --    2,958,199           --
Purchases of marketable securities...............  (18,982,387) (14,182,521)  (3,083,621)
Proceeds from sales of marketable securities.....   22,573,624   23,736,242   14,924,200
Purchase of property, plant and equipment........   (2,153,524)  (7,710,126)  (4,412,190)
Proceeds on sale of fixed assets.................           --    8,003,926        3,000
Purchase of other investment.....................           --     (250,000)          --
Acquisition of other assets......................     (400,219)  (1,599,418)    (811,305)
StemCells assets acquired........................           --     (640,490)          --
Advance to Cognetix..............................           --      250,000           --
Repayment from Cognetix..........................           --     (250,000)          --
                                                   -------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES.....................................    1,037,494   10,315,812    6,620,084
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of redeemable common
  stock..........................................           --           --    8,300,000
Proceeds from issuance of common stock...........      227,931    1,905,380    1,668,542
Proceeds from the exercise of stock options and
  warrants.......................................        1,364      245,179      980,697
Proceeds from debt financings....................    1,259,300           --    4,059,947
Repayments of debt and lease obligations.........   (1,366,655)  (2,496,849)  (1,171,926)
                                                   -------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES.....................................      121,940     (346,290)  13,837,260
Effect of exchange rate on cash and cash
  equivalents....................................           --     (181,627)     (46,111)
                                                   -------------------------------------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS....................................   (8,076,913)  (3,979,883)  10,373,005
Cash and cash equivalents, January 1.............   15,941,701   19,921,584    9,548,579
                                                   -------------------------------------
CASH AND CASH EQUIVALENTS, DECEMBER 31...........  $ 7,864,788  $15,941,701  $19,921,584
                                                   -------------------------------------
                                                   -------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
INTEREST PAID....................................  $   444,047  $   436,461  $   616,671

Non-cash: During 1998, the Company issued 101,320 shares of common stock to liquidate a common stock liability.

          See accompanying notes to consolidated financial statements.

                             CYTOTHERAPEUTICS, INC.

                  NOTES TO CONSOLIDATED FINANACIAL STATEMENTS

                               DECEMBER 31, 1998

1. NATURE OF BUSINESS

    CytoTherapeutics, Inc. (the "Company") is a biopharmaceutical company engaged in the development of cell-based therapeutics designed to deliver therapeutic substances to the central nervous system or regenerate damaged tissue.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The 1998 and 1997 consolidated financial statements include accounts of the Company and StemCells, Inc., a wholly owned subsidiary. The 1996 consolidated financial statements include accounts of the Company and Modex Therapeutiques S.A., a 50%-owned subsidiary. Significant intercompany accounts have been eliminated in consolidation.

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

Building and improvements......................................  3-15 years
Machinery and equipment........................................  3-10 years
Furniture and fixtures.........................................  3-10 years

PATENT COSTS

    The Company capitalizes certain patent costs related to patent applications. Accumulated costs are amortized over the estimated economic life of the patents, not to exceed 17 years, using the straight-line method, commencing at the time the patent is issued. Costs related to patent applications are written off to

                             CYTOTHERAPEUTICS, INC.

                               DECEMBER 31, 1998

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) expense at the time such patents are deemed to have no continuing value. At December 31, 1998 and 1997, total costs capitalized were $4,285,000 and $3,486,000 and the related accumulated amortization was $347,000 and $208,000, respectively. Patent expense totaled $3,000, $365,000, and $249,000 in 1998, 1997 and 1996, respectively.

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

REVENUE FROM COLLABORATIVE AGREEMENTS

    Revenues from collaborative agreements are recognized as earned upon either the incurrence of reimbursable expenses or the achievement of certain milestones. Payments received in advance of research performed are designated as deferred revenue. Substantially all of the Company's revenues and all of the Company's long-lived assets attribute to research performed in the United States; the Company derives significant revenues from its collaboration with Astra AB, a company head-quartered in Sweden (See Note 15).

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

                             CYTOTHERAPEUTICS, INC.

                               DECEMBER 31, 1998

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
NET LOSS PER SHARE

    Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded, as their effect is antidilutive.

    In 1997, the Company adopted Statement of Accounting Standards No. 128, EARNINGS PER SHARE (EPS), which is effective for both interim and annual financial statements for periods ended after December 15, 1997. Under Statement 128, primary EPS computed in accordance with Opinion 15 has been replaced with a simpler calculation called basic EPS. Basic EPS is calculated by dividing income available to common stockholders by the weighted average common shares outstanding. Fully dilutive EPS did not change significantly but has been renamed diluted EPS. The adoption of Statement 128 had no effect on the Company's financial statements since common equivalent shares from stock options and warrants have been excluded as their effect is antidilutive.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    As of January 1, 1998, the Company adopted Statement 130, REPORTING COMPREHENSIVE INCOME. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and the foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

    Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (Statement
131). Statement 131 superseded FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. Inasmuch as the Company's activities are all directed toward research and development of cell-based therapeutic projects that have similar basic and economic characteristics, the Company believes that aggregation of all such projects is consistant with the objectives and basic principles of Statement 131.

3. STEMCELLS, INC.

    In September 1997, a merger of a wholly owned subsidiary of the Company and StemCells, Inc. was completed in the form of a purchase. Through the merger, the Company acquired StemCells for a purchase price totaling approximately $9,475,000, consisting of 1,320,691 shares of the Company's common stock and options and warrants for the purchase of 259,296 common shares at nominal consideration, valued at $7,900,000 in the aggregate, the assumption of certain liabilities of $934,000 and transaction costs of $641,000. The purchase price was allocated, based upon a valuation, to license agreements valued at $1,131,000 to be amortized over three years and acquired research and development of $8,344,000 which

                             CYTOTHERAPEUTICS, INC.

                               DECEMBER 31, 1998

3. STEMCELLS, INC. (CONTINUED)
has been expensed. As part of the acquisition of StemCells, Richard M. Rose, M.D., became President, a Chief Executive Officer and a director of the Company, and Irving L. Weissman, M.D. became a director of the Company.

    Upon consummation of the merger, the Company entered into consulting arrangements with the principal scientific founders of StemCells: Dr. Irving Weissman, Fred H. Gage, Ph.D. and David Anderson, Ph.D. Additionally, in connection with the merger, the Company was granted an option by the former shareholders of StemCells to repurchase 500,000 of the Company's shares of Common Stock exchanged for StemCells shares, upon the occurrence of certain events as defined.

    To attract and retain Drs. Rose, Weissman, Gage and Anderson, and to expedite the progress of the Company's stem cell program, the Company awarded these individuals options to acquire a total of approximately 1.6 million shares of the Company's Common Stock, at an exercise price of $5.25 per share, the quoted market price at the grant date; approximately 100,000 of these options are exercisable immediately, 1,031,000 of these options vest and become exercisable only upon the achievement of specified milestones related to the Company's stem cell development program and the remaining 469,000 options vest over eight years. In connection with the 469,000 options issued to a non-employee, Dr. Anderson, the Company has recorded deferred compensation of $1,750,000, the fair value of such options at the date of grant, which will be amortized over an eight-year period. If the milestones specified relating to the 1,031,000 option grant are achieved, at that time the Company will record compensation expense for the excess of the quoted market price of the common stock over the exercise price of $5.25 per share for 562,000 options and the fair market value for 469,000 of such options determined using the Black-Scholes method. The Company has also designated a pool of 400,000 options to be granted to persons in a position to make a significant contribution to the success of the stem cell program. Stem cell research will be conducted pursuant to the provisions of an agreement between the Company and Drs. Weissman and Gage providing for a two-year research plan. If the goals of the research plan are accomplished, the Company has agreed to fund continuing stem cell research. Increases in stem cells research funding of not more than 25% a year will be funded by the Company as long as the goals of the research plan are being met. However, the Company will retain the option of (i) ceasing or reducing neural stem cell research even if all research plan goals are met but will be required to accelerate the vesting of all still-achievable performance based stock options, and (ii) ceasing or reducing non-neural stem cell research even if all plan goals are being met by affording the scientific research founders the opportunity to continue development of the non-neural stem cell research by licensing the technology related to such research to the founders in exchange for a payment to the Company equal to all prior Company funding for such research, plus royalty payments.

4. MODEX

    In October 1997, the Company completed a series of transactions which resulted in the establishment of its previously 50%-owned Swiss subsidiary, Modex Therapeutiques, S.A. (Modex), as an independent company. In the transactions, the Company reduced its ownership interest from 50% to approximately 25% in exchange for $4 million cash and elimination of its prior contingent obligation to contribute an additional Sfr 2.4 million (approximately $1.7 million) to Modex in July 1998. In the transactions, all of the put and call arrangements between the Company and other stockholders of Modex were eliminated and the Company forgave $463,000 due from Modex to the Company. The Company recorded a gain on the

                             CYTOTHERAPEUTICS, INC.

                               DECEMBER 31, 1998

4. MODEX (CONTINUED)
transactions of $3,387,000 and accounted for its now approximately 25% investment under the equity method.

    In April 1998, Modex completed an additional equity offering, in which the Company did not participate. This resulted in a reduction in the Company's ownership interest to less than 20%; therefore, the Company began to account for this investment under the cost method.

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

                             CYTOTHERAPEUTICS, INC.

                               DECEMBER 31, 1998

5. MARKETABLE SECURITIES

    The following is a summary of available-for-sale securities:

                                                                         DECEMBER 31, 1998
                                                 -----------------------------------------------------------------
                                                                GROSS UNREALIZED   GROSS UNREALIZED    ESTIMATED
                                                     COST             GAINS             LOSSES        FAIR VALUE
                                                 -----------------------------------------------------------------
U.S. government securities.....................  $   1,500,994  $        1,720     $         (504  ) $   1,502,210
U.S. corporate securities......................      9,225,095           3,244             (9,658  )     9,218,681
                                                 -----------------------------------------------------------------
Total debt securities..........................  $  10,726,089  $        4,964     $      (10,162  )    10,720,891
                                                 --------------------------------------------------
                                                 --------------------------------------------------
Debt securities included in cash and cash
  equivalents..................................                                                         (1,199,952)
                                                                                                     -------------
                                                                                                     -------------
Debt securities included in marketable
  securities...................................                                                      $   9,520,939
                                                                                                     -------------
                                                                                                     -------------

                                                                        DECEMBER 31, 1997
                                                ------------------------------------------------------------------
                                                               GROSS UNREALIZED   GROSS UNREALIZED    ESTIMATED
                                                    COST             GAINS             LOSSES         FAIR VALUE
                                                ------------------------------------------------------------------
U.S. government securities....................  $   3,153,834  $           92     $       (3,951  ) $    3,149,975
U.S. corporate securities.....................     21,261,850           1,645             (6,663  )     21,256,832
                                                ------------------------------------------------------------------
Total debt securities.........................  $  24,415,684  $        1,737     $      (10,614  )     24,406,807
                                                --------------------------------------------------
                                                --------------------------------------------------
Debt securities included in cash and cash
  equivalents.................................                                                         (11,298,310)
                                                                                                    --------------
                                                                                                    --------------
Debt securities included in marketable
  securities..................................                                                      $   13,108,497
                                                                                                    --------------
                                                                                                    --------------

    Maturities of marketable securities held at December 31, 1998, are as follows:

Less than one year.............................................................  $10,219,171
One through five years.........................................................     501,720
                                                                                 ----------
                                                                                 $10,720,891
                                                                                 ----------
                                                                                 ----------

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

                             CYTOTHERAPEUTICS, INC.

                               DECEMBER 31, 1998

6. OTHER INVESTMENT (CONTINUED)
    In December 1995, Neocrin completed an equity offering in which the Company did not participate, at a valuation substantially lower than prior financings. As a result, the Company determined that the carrying value in its investment had been permanently impaired and provided a $2,530,848 valuation reserve to reduce the investment value to zero.

7. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of the following:

                                                                         DECEMBER 31,
                                                                 ----------------------------
                                                                     1998           1997
                                                                 -------------  -------------
Land...........................................................  $          --  $          --
Building and improvements......................................      5,665,077      4,977,906
Machinery and equipment........................................      9,887,251      8,549,405
Furniture and fixtures.........................................        869,831        717,377
Construction in progress.......................................             --         23,947
                                                                 -------------  -------------
                                                                    16,422,159     14,268,635
Less accumulated depreciation and amortization.................      8,066,150      6,345,884
                                                                 -------------  -------------
                                                                 $   8,356,009  $   7,922,751
                                                                 -------------  -------------
                                                                 -------------  -------------

    Depreciation and amortization expense was $1,720,000, $1,778,000, and $1,564,000 for the years ending December 31, 1998, 1997 and 1996, respectively.

    Certain property, plant and equipment have been acquired under capitalized lease obligations. These assets totaled $6,587,000, at December 31, 1998 and 1997 with related accumulated amortization of $2,860,000 and $2,297,000 at December 31, 1998 and 1997, respectively.

    In connection with the Company's new facility, the Company capitalized $210,000 of interest costs in 1997.

                             CYTOTHERAPEUTICS, INC.

                               DECEMBER 31, 1998

8. OTHER ASSETS

    Other assets are as follows:

                                                                           DECEMBER 31,
                                                                    --------------------------
                                                                        1998          1997
                                                                    ------------  ------------
Patents, net......................................................  $  3,938,755  $  3,278,709
License agreements, net...........................................       659,750     1,036,750
Security deposit--building lease..................................       750,000       750,000
Restricted cash...................................................       603,457       552,357
Other investments.................................................            --       450,000
Deferred financing costs, net.....................................       123,701       131,507
                                                                    ------------  ------------
                                                                    $  6,075,663  $  6,199,323
                                                                    ------------  ------------
                                                                    ------------  ------------

    At December 31, 1998 and 1997, accumulated amortization was $818,000 and $302,000, respectively, for patents and license agreements.

9. ACCRUED EXPENSES

    Accrued expenses are as follows:

                                                                           DECEMBER 31,
                                                                    --------------------------
                                                                        1998          1997
                                                                    ------------  ------------
External services.................................................  $    412,253  $  1,709,818
Employee compensation.............................................       262,679       755,951
Collaborative research............................................       196,505       499,575
Other.............................................................       148,682       276,203
                                                                    ------------  ------------
                                                                    $  1,020,119  $  3,241,547
                                                                    ------------  ------------
                                                                    ------------  ------------

10. LEASES

    The Company has undertaken direct financing transactions with the State of Rhode Island and received proceeds from the issuance of industrial revenue bonds totaling $5,000,000 to finance the construction of its pilot manufacturing facility. The related leases are structured such that lease payments will fully fund all semiannual interest payments and annual principal payments through maturity in August 2014. Fixed interest rates vary with the respective bonds' maturities, ranging from 5.1% to 9.5%. The bonds contain certain restrictive covenants which limit, among other things, the payment of cash dividends and the sale of assets. In addition, the Company is required to maintain a debt service reserve, which totals $583,000, until December 1999.

    In 1997, the Company completed construction of a new headquarters and laboratory facility. In November 1997, the Company entered into sale and leaseback agreement with a real estate investment trust. Under the terms of these agreements, the Company sold its new facility for $8,000,000 incurring a $342,000 loss on the sale. The Company simultaneously entered into a fifteen-year lease for the facility. The lease agreement calls for minimum rent of $750,000 for the first five years, $937,500 for years six to ten, $1,171,900 for years eleven to fourteen and $1,465,000 in year fifteen with a $750,000 security deposit

                             CYTOTHERAPEUTICS, INC.

                               DECEMBER 31, 1998

10. LEASES (CONTINUED)
held for the term of the lease. The Company is recognizing rent expense on a straight line basis. At December 31, 1998, the Company has incurred $223,000 in deferred rent expense. Future minimum capitalized lease obligations with noncancelable terms in excess of one year at December 31, 1998, are as follows:

1999............................................................  $ 623,614
2000............................................................    606,684
2001............................................................    589,217
2002............................................................    519,719
2003............................................................    436,909
Thereafter......................................................  3,150,294
                                                                  ---------
Total minimum lease payments....................................  5,926,437
Less amounts representing interest..............................  2,347,687
                                                                  ---------
Present value of minimum lease payments.........................  3,578,750
Less current maturities.........................................    317,083
                                                                  ---------
Capitalized lease obligations, less current maturities..........  $3,261,667
                                                                  ---------
                                                                  ---------

    Rent expense for the years ended December 31, 1998, 1997 and 1996, was $1,052,000, $499,000 and $495,000, respectively.

11. LONG-TERM DEBT

    Long-term debt is as follows:

                                                                           DECEMBER 31,
                                                                    --------------------------
                                                                        1998          1997
                                                                    ------------  ------------
Term note payable, interest at the prime rate plus 1/2% (8.75% at
  December 31, 1998), principal payments commence in August 1998,
  due ratably through May 2000; secured by certain equipment......  $  1,500,000  $    740,700
Term note payable, interest at the prime rate plus 1/2% (8.75% at
  December 31, 1998), due ratably through December 1998; secured
  by certain equipment............................................            --       432,588
Other.............................................................            --        41,223
                                                                    ------------  ------------
                                                                       1,500,000     1,214,511
Current maturities of long-term debt..............................     1,000,000       658,986
                                                                    ------------  ------------
Long-term debt, less current maturities...........................  $    500,000  $    555,525
                                                                    ------------  ------------
                                                                    ------------  ------------

    Both term note agreements include certain restrictive covenants that limit, among other things, the payment of dividends, sale of assets and the incurrence of additional indebtedness.

                             CYTOTHERAPEUTICS, INC.

                               DECEMBER 31, 1998

11. LONG-TERM DEBT (CONTINUED)
    Maturities of long-term debt for the years ending December 31 are as follows:

1999............................................................  $1,000,000
2000............................................................    500,000
                                                                  ---------
                                                                  $1,500,000
                                                                  ---------
                                                                  ---------

12. REDEEMABLE COMMON STOCK

    Under a research agreement to fund development of products to treat Parkinson's disease (see Note 15), Genentech, Inc. purchased 829,171 shares of Common Stock for $8.3 million in December 1996. The agreement provided that if the agreement is terminated and the funds received from the sale of Common Stock exceed by more than $1 million the expenses incurred by the Company in connection with such development, Genentech, Inc. has the right to require the Company to repurchase shares of Common Stock having a value equal to the amount of over funding, at the share price paid by Genentech. Accordingly, the Common Stock is classified as redeemable Common Stock until such time as the related funds are expended. At December 31, 1998, $3,051,000 had been spent on the collaboration with Genentech and, accordingly, the Company has reclassified those common shares and related value to stockholders' equity. On May 21, 1998, Genentech exercised its right to terminate the Parkinson's collaboration and has requested that the Company redeem, at a price of $10.01 per share, shares of the Company's Common Stock having an aggregate value of at least $3.1 million. The Company is negotiating with Genentech regarding the amount of such redemption (which the Company currently expects may be approximately $3.1 million) and the manner of payment for such redemption.

13. COMMON STOCK TO BE ISSUED

    In 1998, the Company entered into an agreement with a Company advisor, under which the advisor prepared a strategic and business overview and provided related implementation support for the Company. The advisor agreed to accept cash and the Company's Common Stock as payment for its services. At December 31, 1998, the Company had paid the cash portion but had not issued the 85,258 shares of Common Stock ($187,500) due to the advisor.

    In 1997, the merger with StemCells, Inc. required that StemCells shareholders tender their StemCells shares and receive shares of CytoTherapeutics in exchange. At December 31, 1997, 27,087 shares of StemCells common stock and promissory notes totaling $168,750 remained to be tendered in exchange for 101,310 shares of CytoTherapeutics Common Stock with a value of $506,600 at the date of merger.

14. STOCKHOLDERS' EQUITY

STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS

    The Company has adopted several stock plans which provide for the issuance of incentive and nonqualified stock options, performance awards and stock appreciation rights, at prices to be determined by the Board of Directors, as well as the purchase of Common Stock under an employee stock purchase plan at a discount to the market price. In the case of incentive stock options, such price will not be less than the fair market value on the date of grant. Options generally vest ratably over four years and are

                             CYTOTHERAPEUTICS, INC.

                               DECEMBER 31, 1998

14. STOCKHOLDERS' EQUITY (CONTINUED)
exercisable for ten years from the date of grant or within three months of termination. At December 31, 1998, the Company had reserved 3,560,826 shares of common stock for the exercise of stock options. The following table presents the combined activity of the Company's stock option plans (exclusive of the plans noted below) for the years ended December 31:

                                                   1998                         1997                         1996
                                       ----------------------------  ---------------------------  ---------------------------
                                                       WEIGHTED                     WEIGHTED                     WEIGHTED
                                                        AVERAGE                      AVERAGE                      AVERAGE
                                         OPTIONS    EXERCISE PRICE    OPTIONS    EXERCISE PRICE    OPTIONS    EXERCISE PRICE
                                       -----------  ---------------  ----------  ---------------  ----------  ---------------
Outstanding at January 1.............    2,446,573     $    7.48      2,423,025     $    8.34      1,921,284     $    7.72
Granted..............................    1,174,118          1.70        679,074          5.33        852,160          9.48
Exercised............................      (11,012)          .12        (82,737)         2.96       (168,085)         5.83
Canceled.............................   (1,955,553)         7.08       (572,789)         9.21       (182,334)         9.42
                                       -----------         -----     ----------         -----     ----------         -----
Outstanding at December 31...........    1,654,126     $    3.62      2,446,573     $    7.48      2,423,025     $    8.34
                                       -----------         -----     ----------         -----     ----------         -----
                                       -----------         -----     ----------         -----     ----------         -----
Options exercisable at December 31...    1,108,936     $    4.33      1,338,163     $    7.79      1,105,251     $    7.11
                                       -----------         -----     ----------         -----     ----------         -----
                                       -----------         -----     ----------         -----     ----------         -----

    In addition to the options noted above, in conjunction with the StemCells merger, StemCells' options were exchanged for options to purchase 250,344 shares of the Company's Common Stock at $.01 per share originally issued under a prior StemCells options plan; 75,384 of these options are exercisable at December 31, 1997, 96,750 of these options vest and become exercisable only upon achievement of specified milestones, and the remaining 78,210 options vest over three years from the date of grant. Additionally, the Company adopted the 1997 CytoTherapeutics, Inc. StemCells Research Stock Option Plan (the "StemCells Research Plan") whereby an additional 2,000,000 shares of Common Stock has been reserved. During 1997, the Company awarded options under the StemCells Research Plan to purchase 1.6 million shares of the Company's Common Stock to the Chief Executive Officer and scientific founders of StemCells at an exercise price of $5.25 per share; approximately 100,000 of these options are exercisable immediately, 1,031,000 of these options vest and become exercisable only upon achievement of specified milestones and the remaining 469,000 options vest over eight years.

    On July 10, 1998 the Company's Board of Directors approved a stock repricing program for all permanent employees who held stock options. The price of the new options was $1.281, the closing price on July 10, 1998. Options were exchanged based on a .75 to 1 ratio. Employees surrendered 1,064,472 options for repricing and the Company granted 751,018 repriced options, net of departures, in accordance with this plan. All exchanged options were subject to a six month blackout period that expired on February 12, 1999. The effect of this repricing is reflected in the above rollforward.

    In July 1998, the Company adopted a shareholder rights plan, and the Board of Directors declared a dividend consisting of one purchase right (a "Right") for each share of Common Stock outstanding on August 4, 1998. Each share of Common Stock issued after that date will be issued with an attached Right. Each Right entitles the holder, upon the occurrence of certain events, to purchase 1/100th of a share of Junior Preferred Stock at an initial exercise price of $10, subject to adjustments for stock dividends, splits and similar events. The Rights are exercisable only if a person or group acquires 15 percent or more of the Company's Common Stock or commences a tender of exchange offer, the consummation of which would result in ownership by such person or group of 15 percent or more of the Company's Common Stock. The

                             CYTOTHERAPEUTICS, INC.

                               DECEMBER 31, 1998

14. STOCKHOLDERS' EQUITY (CONTINUED)
Rights may be redeemed by the Board of Directors at any time prior to the expiration of the rights plan on July 27, 2008 at the redemption price of $.01 each and may be amended by the Board at any time prior to becoming exercisable. At March 31, 1999 there were 18,370,663 Junior Preferred Stock Purchase Rights outstanding.

FAS 123 DISCLOSURES

    The Company has adopted the disclosure provisions only of Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("FAS 123"), and will continue to account for its stock option plans in accordance with the provisions of APB 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. The following table presents weighted average price and life information about significant option groups outstanding at December 31, 1998:

                                             OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                  -----------------------------------------  -----------------------
                                                  WEIGHTED
                                                   AVERAGE       WEIGHTED                 WEIGHTED
                                                  REMAINING       AVERAGE                  AVERAGE
            RANGE OF                NUMBER       CONTRACTUAL     EXERCISE      NUMBER     EXERCISE
        EXERCISE PRICES           OUTSTANDING    LIFE (YRS.)       PRICE     EXERCISABLE    PRICE
--------------------------------  -----------  ---------------  -----------  ----------  -----------
Less than $5.00.................   1,180,750           7.44      $    1.30      689,246   $    1.25
$5.01 - $10.00..................     240,876           6.07           7.31      203,856        7.13
Greater than $10.00.............     232,500           4.97          11.59      215,834       11.50
                                  -----------                                ----------
                                   1,654,126                                  1,108,936
                                  -----------                                ----------
                                  -----------                                ----------

    Pursuant to the requirements of FAS 123, the following are the pro forma net loss and net loss per share for 1998, 1997, and 1996, as if the compensation cost for the option plans and the stock purchase plan had been determined based on the fair value at the grant date for grants in 1998, 1997, and 1996, consistent with the provisions of FAS 123:

                                        1998                            1997                            1996
                           ------------------------------  ------------------------------  ------------------------------
                            AS REPORTED      PRO FORMA      AS REPORTED      PRO FORMA      AS REPORTED      PRO FORMA
                           --------------  --------------  --------------  --------------  --------------  --------------
Net loss.................  $  (12,627,830) $  (14,919,389) $  (18,113,580) $  (19,924,437) $  (13,759,138) $  (14,931,000)
Net loss per share.......  $         (.69) $         (.82) $        (1.08) $        (1.19) $         (.89) $         (.97)

    The weighted average fair value per share of options granted during 1998, 1997 and 1996, was $0.82, $3.40, and $5.67, respectively. The fair value of options and shares issued pursuant to the stock purchase plan at the date of grant were estimated using the Black-Scholes model with the following weighted average assumptions:

                                                   OPTIONS                    STOCK PURCHASE PLAN
                                       -------------------------------  -------------------------------
                                         1998       1997       1996       1998       1997       1996
                                       ---------  ---------  ---------  ---------  ---------  ---------
Expected life (years)................          5          5          5         .5         .5          5
Interest rate........................        5.2%       6.2%       6.5%      4.64%       5.5%       6.5%
Volatility...........................       63.5%      59.0%      63.0%      63.5%      59.0%      63.0%

                             CYTOTHERAPEUTICS, INC.

                               DECEMBER 31, 1998

14. STOCKHOLDERS' EQUITY (CONTINUED)
    The Company has never declared nor paid dividends on any of its capital stock and does not expect to do so in the foreseeable future.

    The effects on 1998, 1997 and 1996 pro forma net loss and net loss per share of expensing the estimated fair value of stock options and shares issued pursuant to the stock purchase plan are not necessarily representative of the effects on reporting the results of operations for future years as the period presented includes only one, two and three years, respectively, of option grants under the Company's plans. As required by FAS 123, the Company has used the Black-Scholes model for option valuation, which method may not accurately value the options described.

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

COMMON STOCK RESERVED

    The Company has reserved 7,818,936 shares of Common Stock for the exercise of options, warrants and other contingent issuances of Common Stock.

15. RESEARCH AGREEMENTS

    In November 1997, StemCells, Inc., a wholly-owned subsidiary of the Company, signed a Research Funding and Option Agreement with The Scripps Research Institute ("Scripps") relating to research on certain stem-cell research. Under the terms of the agreement, StemCells agreed to fund research in the total amount of approximately $931,000 at Scripps over a period of three years. StemCells has paid $77,000 at December 31, 1997. In addition, the Company agreed to issue to Scripps 4,837 shares of the Company's common stock and a stock option to purchase 9,674 shares of the Company's Common Stock with an exercise price of $.01 per share upon the achievement of specified milestones. Under the agreement, StemCells has an option for an exclusive license to the inventions resulting from the sponsored research, subject to the payment of royalties and certain other amounts, and is obligated to make payments totaling $425,000 for achievement of certain milestones.

    In February 1997, the Company and Cognetix, Inc. entered into a Collaboration and Development Agreement to screen selected peptides isolated by Cognetix for possible development into therapeutic products aimed at a broad range of human disease states using CytoTherapeutic's cell-based delivery

                             CYTOTHERAPEUTICS, INC.

                               DECEMBER 31, 1998

15. RESEARCH AGREEMENTS (CONTINUED)
technology. Continuation of the agreement is contingent upon meeting an agreed-upon proof of concept test. The companies will generally share expenses associated with the development of any specific product candidate and any resulting revenues, except as otherwise determined on a product-by-product basis. As part of the agreement with Cognetix, the Company purchased $250,000 of Cognetix preferred stock and, subject to certain milestones, was obligated to purchase as much as $1,500,000 of additional Cognetix stock over the next year. In July 1997, the Company loaned $250,000 to Cognetix which was repaid with interest in October 1997. In October 1998, the Company sold the $250,000 of preferred stock back to Cognetix for $298,914. The Company and Cognetix are presently discussing proposed revisions to their relationship under the agreement.

    In April 1997, the Company entered into an agreement with Neurospheres, Ltd. which superseded all previous licensing agreements and settled a dispute with Neurospheres. Under the terms of the settlement, the Company has an exclusive royalty bearing license for growth-factor responsive stem cells for transplantation. Neurospheres had an option to acquire co-exclusive rights but did not exercise by the April 1998 deadline. The Company retains exclusive rights for transplantation. The parties have no further research obligations to each other.

    In November 1996, the Company signed collaborative development and licensing agreements with Genentech, Inc. relating to the development of products using the Company's technology to deliver certain of Genentech's proprietary growth factors to treat certain diseases of the central nervous system.

    Under the terms of the agreement, Genentech purchased 829,171 shares of redeemable common stock for $8.3 million to fund development of products to treat Parkinson's disease. Genentech had the right, at its discretion to terminate the Parkinson's program at specified milestones in the program. The agreement provided that if the Parkinson's agreement was terminated and the funds of the Company received from the sale of stock to Genentech pursuant to the Parkinson's agreement exceed the expenses incurred by the Company in connection with such studies by more than $1 million, Genentech had the right to require the Company to repurchase from Genentech shares of the Company's common stock having a value equal to the overfunding, based upon the share price paid by Genentech. As such, the common stock purchased by Genentech is classified as redeemable common stock until the funds are expended on the program. On May 21, 1998, Genentech, exercised its right to terminate the collaboration and negotiations are currently underway to determine the balance of redeemable common stock to be redeemed in accordance with the agreement. (See Note 12)

    The Company also licensed growth factors for the treatment of Huntington's disease and for amyotrophic lateral sclerosis (ALS) from Genentech. Under the terms of such agreements, the Company is responsible for conducting and funding all preclinical and clinical development, subject to specified rights of Genentech to participate in the development and marketing of the proposed products. Should Genentech elect to share in the development costs of the proposed products, the companies will share profits from certain territories at negotiated percentages. Where Genentech does not participate in the development, upon commercialization, the Company will pay Genentech an agreed upon royalty based on sales.

    In March 1995, the Company signed a collaborative research and development agreement with Astra AB for the development and marketing of encapsulated-cell products to treat pain. Astra made an initial, nonrefundable payment of $5,000,000, included in revenue from collaborative agreements in 1995, a

                             CYTOTHERAPEUTICS, INC.

                               DECEMBER 31, 1998

15. RESEARCH AGREEMENTS (CONTINUED)
milestone payment of $3,000,000 in 1997 and may remit up to an additional $13,000,000 subject to the achievement of certain development milestones. Under the agreement, the Company is obligated to conduct certain research and development pursuant to a four-year research plan agreed upon by the parties. Over the term of the research plan, the Company expects to receive annual payments of $5 million to $7 million from Astra which should approximate the research and development costs incurred by the Company under the Plan. Subject to successful product development and obtaining necessary regulatory approvals, Astra is obligated to conduct all clinical trials of products arising from the collaboration and to seek approval for their sale. Astra has the exclusive worldwide right to market products covered by the agreement. Until the later of either expiration of all patents included in the licensed technology or a specified term, the Company is entitled to a royalty on the worldwide net sales of such products in return for the marketing license granted to Astra and the Company's obligation to manufacture and supply products. Astra has the right to terminate the agreement after April 1, 1998.

    In May 1998, Astra AB agreed to increase annual research and development payments from $7 million to $8.5 million for the calendar year 1998. This increase in funding was recognized as revenue in the third and fourth quarters of 1998. The current Phase II pain trial is expected to complete patient enrollment by March 31, 1999, with efficacy data from the trial expected by the third quarter of 1999. Astra AB has agreed to fund the first and second quarters of 1999 at the rate of $2.5 million per quarter. Funding for the second half of 1999 is contingent on the results of the current Phase II trial. Should Astra determine to discontinue funding for the Company's development of encapsulated-cell products to treat pain, or to reduce such funding or otherwise modify the terms of the Company's relationship with Astra, any such action could have a material, adverse effect on the Company's liquidity and capital resources, and, unless other funding sources were obtained, would likely result in the Company's inability to continue to fund further development of its proposed encapsulated-cell products.

    The Company has entered into other collaborative research agreements whereby the Company funds specific research programs. Pursuant to such agreements, the Company is typically granted rights to the related intellectual property or an option to obtain such rights on terms to be agreed, in exchange for research funding and specified royalties on any resulting product revenue. To date, the Company's principal academic collaborations have been with Brown University and Dr. Aebischer and Centre Hospitalier Universitaire Vaudois in Switzerland. Research and development expenses incurred under these collaborations amounted to approximately $1,259,000, $1,326,000, and $1,337,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

16. INCOME TAXES

    Due to net losses incurred by the Company in each year since inception, no provision for income taxes has been recorded. At December 31, 1998, the Company had tax net operating loss carryforwards of $26,966,000 and research and development tax credit carryforwards of $3,646,000 which expire at various times through 2012. Due to the "change in ownership" provisions of the Tax Reform Act of 1986, the Company's utilization of its net operating loss carryforwards and tax credits may be subject to annual limitation in future periods.

                             CYTOTHERAPEUTICS, INC.

                               DECEMBER 31, 1998

16. INCOME TAXES (CONTINUED)
    Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                         DECEMBER 31,
                                                                ------------------------------
                                                                     1998            1997
                                                                --------------  --------------
Deferred tax assets:
  Capitalized research and development costs..................  $   28,124,000  $   23,876,000
  Net operating losses........................................      10,786,000       9,977,000
  Research and development credits............................       3,646,000       2,963,000
  Other.......................................................         235,000         275,000
                                                                --------------  --------------
                                                                    42,791,000      37,091,000
Deferred tax liabilities:
  Patents.....................................................      (1,537,000)     (1,296,000)
                                                                --------------  --------------
                                                                    41,254,000      35,795,000
  Valuation allowance.........................................     (41,254,000)    (35,795,000)
                                                                --------------  --------------
Net deferred tax assets.......................................  $           --  $           --
                                                                --------------  --------------
                                                                --------------  --------------

    Since there is uncertainty relating to the ultimate use of the loss carryforwards and tax credits, a valuation allowance has been recognized at December 31, 1998 and 1997, to fully offset the Company's deferred tax assets. The valuation allowance increased $5,459,000 in 1998, due primarily to the increases in capitalized research and development costs, net operating loss carryforwards and tax credits.

17. EMPLOYEE RETIREMENT PLAN

    The Company has a qualified defined contribution plan covering substantially all employees. Participants are allowed to contribute a fixed percentage of their annual compensation to the plan and the Company may match a percentage of that contribution. The Company matches 50% of employee contributions, up to 6% of employee compensation, with the Company's common stock. The related expense was $146,000, $169,000, and $162,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, PROMOTERS AND CONTROL PERSONS

DIRECTORS AND EXECUTIVE OFFICERS

    The sections entitled "Election of Directors" and "Executive Officer" in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders are hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The section entitled "Executive Compensation" in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The section entitled "Share Ownership" in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The section entitled "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (A) DOCUMENTS FILED AS PART OF THIS FORM 10-K.

    (1) Financial Statement Schedules:

ITEM                                                                                    LOCATION
------------------------------------------------------------------------------------  -------------
Schedule II--Valuation and Qualifying Accounts......................................          S-1

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

EXHIBIT NO.                                             TITLE OR DESCRIPTION
-----------------  -----------------------------------------------------------------------------------------------
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

  10.37+           Employment Agreement dated September 9, 1992 between Registrant and Frederic A. Eustis, III.

  10.41**!!!!      Development and Supply Agreement dated December 1993 between Registrant and AKZO Faser AG.

  10.42**!!!!      Asset Transfer Agreement dated as of December 23, 1994 between Registrant and Neocrin Company.

  10.43##**        Research Agreement dated as of February 1, 1994 between Genentech, Inc. and Registrant.

EXHIBIT NO.                                             TITLE OR DESCRIPTION
-----------------  -----------------------------------------------------------------------------------------------
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

  10.47++          Term Loan Agreement dated as of September 30, 1994 between The First National Bank of Boston and Registrant.

  10.48++          Lease Agreement between the Registrant and Rhode Island Industrial Facilities Corporation,
                   dated as of August 1, 1992.

  10.49++          First Amendment to Lease Agreement between Registrant and The Rhode Island Industrial
                   Facilities Corporation dated as of September 15, 1994.

  10.50++          Supplementary Agreement dated as of July 1, 1994 between Akzo Nobel Faser AG and the
                   Registrant.

  10.51**++++      Development, Marketing and License Agreement, dated as of March 30, 1995 between Registrant and
                   Astra AB.

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

  10.55!!          Employment agreement dated as of July 2, 1996 between Dr. Sandra Nusinoff Lehrman and
                   Registrant.

  10.56!!          Consulting agreement dated as of September 1, 1996 between Dr. Edwin C. Cadman and the
                   Registrant.

  10.57!!          Convertible loan agreement dated as of July 10, 1996 between the Company and Modex
                   Therapeutiques SA.

  10.58###         Lease Agreement dated as of November 21, 1997 by and between Hub RI Properties Trust, as
                   Landlord, and CytoTherapeutics, Inc., as Tenant.

  10.59!!          Modex Therapeutiques SA stockholders voting agreement dated as of July 10, 1996 among Modex, the Company, the Societe Financiere Valoria SA and the other stockholders listed therein.

  10.60!!          CTI individual stockholders option agreement dated as of July 10, 1996 among the Company and the individuals listed therein.

  10.61!!          CTI Valoria option agreement dated of July 10, 1996 between the Company and the Societe
                   Financiere Valoria SA.

  10.62**!!!       Development Collaboration and License Agreement dated as of November 22, 1996 between
                   Genentech, Inc. and the Registrant.

  10.63!!!         Consulting Agreement dated as of December 1, 1996, between Peter Simon and the Registrant.

EXHIBIT NO.                                             TITLE OR DESCRIPTION
-----------------  -----------------------------------------------------------------------------------------------
  10.64!!!         Term Loan Agreement dated as of October 22, 1996 between The First National Bank of Boston and the Registrant.

  10.65***         Agreement and Plan of Merger dated as of August 13, 1997 among StemCells, Inc., the Registrant and CTI Acquisition Corp.

  10.67***         Consulting Agreement dated as of September 25, 1997 between Dr. Irving Weissman and the
                   Registrant.

  10.68###         Letter Agreement among each of Dr. Irving Weissman and Dr. Fred H. Gage and the Registrant.

  10.69**          Amended and Restated Cross License Agreement dated as of October 29, 1997 between Modex
                   Therapeutiques SA and the Registrant.

  10.70###         Letter Agreement dated as of September 30, 1997 between Dr. Seth Rudnick and the Registrant.

  10.71****        StemCells, Inc. 1996 Stock Option Plan.

  10.72****        1997 StemCells Research Stock Option Plan (the "1997 Plan").

  10.73****        Form of Performance-Based Incentive Option Agreement issued under the 1997 Plan.

  10.74###         Employment Agreement dated as of September 25, 1997 between Dr. Richard M. Rose and the
                   Registrant.

  10.75###         Employment agreement dated as of April 17, 1997, between John S. McBride and the Registrant.

  10.76###         Severance agreement dated as of July 21, 1997, between Dr. Sandra Nusinoff Lehrman and the
                   Registrant.

  10.77###         Severance agreement dated as of July 29, 1997 between Dr. E. Edward Baetge and the Registrant.

  10.78###         Loan Agreement dated as of May 15, 1996 between Fleet National Bank and the Registrant, together with the related Promissory Note executed by the Registrant, and an amendatory agreement dated as of May 15, 1997.

  10.79~           Rights Agreement, dated as of July 27, 1998 between Bank Boston, N.A. as Rights Agent and the
                   Registrant.

  10.80            Employment Agreement dated as of June 8, 1998 between Philip K. Yachmetz and the Registrant.

  10.81            Consulting Services Agreement dated as of July 27, 1998, as amended December 19, 1998 between
                   Dr. John J. Schwartz and the Registrant.

  10.82            Letter Agreement dated as of December 19, 1998 between John J. Schwartz and the Registrant.

  10.83**          License Agreement dated as of October 27, 1998 between The Scripps Research Institute and the
                   Registrant.

  10.84**          License Agreement dated as of October 27, 1998 between The Scripps Research Institute and the
                   Registrant.

  10.85**          License Agreement dated as of November 20, 1998 between The Scripps Research Institute and the
                   Registrant.

EXHIBIT NO.                                             TITLE OR DESCRIPTION
-----------------  -----------------------------------------------------------------------------------------------
  10.86            Employment Agreement dated as of March 20, 1998 between Billie M. York and the Registrant

  21               Subsidiaries of the Registrant.

  23.1             Consent of Ernst & Young LLP, Independent Auditors.

  27               Financial Data Schedule for fiscal year ended December 31, 1998.

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

  ### Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1997 and filed on March 30, 1998.

     ~ Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant's current report on Form 8-K filed on August 3, 1998.

    (B) CURRENT REPORTS ON FORM 8-K.

    On December 29, 1998, the Company filed a Report on Form 8-K with the Securities and Exchange Commission announcing the election of two new directors and a new Chairman of the Board of Directors.

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

Dated: March 31, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                      CAPACITY                   DATE
------------------------------  ---------------------------  -------------------
                                President, Chief Executive
  /s/ RICHARD M. ROSE, M.D.       Officer, and Director
------------------------------    (principal executive         March 31, 1999
    Richard M. Rose, M.D.         officer)

                                Chief Financial Officer and
                                  Treasurer (principal
     /s/ JOHN S. MCBRIDE          financial and accounting
------------------------------    officer); Executive Vice     March 31, 1999
       John S. McBride            President, Business
                                  Operations

 /s/ PATRICK AEBISCHER, M.D.,   Director
            PH.D.
------------------------------                                 March 31, 1999
Patrick Aebischer, M.D., Ph.D.

   /s/ MOSES GODDARD, M.D.      Director
------------------------------                                 March 31, 1999
     Moses Goddard, M.D.

      /s/ MARK J. LEVIN         Director
------------------------------                                 March 31, 1999
        Mark J. Levin

    /s/ RICHARD J. RAMSDEN      Director
------------------------------                                 March 31, 1999
      Richard J. Ramsden

 /s/ JOHN J. SCHWARTZ, PH.D.    Director, Chairman of the
------------------------------    Board                        March 31, 1999
   John J. Schwartz, Ph.D.

 /s/ IRVING L. WEISSMAN, M.D.   Director
------------------------------                                 March 31, 1999
   Irving L. Weissman, M.D.