Form 10-Q
period 1999-03-31
CYTOTHERAPEUTICS INC/DE
filed 1999-05-13
CIK 883975

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED:                                                   0-19871
                                                                       ---------
MARCH 31, 1999                                            COMMISSION FILE NUMBER


                             CYTOTHERAPEUTICS, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                            94-3078125
           --------                                           ------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                                identification No)


                          701 GEORGE WASHINGTON HIGHWAY
                                LINCOLN, RI 02865
                                -----------------
           (Address of principal executive offices including zip code)


                                 (401) 288-1000
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes    X    No
                                      --------   ---------


At April 30, 1999, there were 18,459,364 shares of Common Stock, $.01 par value, issued and outstanding. There were no issued and outstanding shares of Preferred Stock.

                             CYTOTHERAPEUTICS, INC.


                                      INDEX


PART I.  FINANCIAL INFORMATION                                       PAGE NUMBER
                                                                     -----------
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets (unaudited)
            March 31, 1999 and December 31, 1998                            3

         Condensed Consolidated Statements of Operations (unaudited)
            Three months ended March 31, 1999 and 1998                      4

         Condensed Consolidated Statements of Cash Flows (unaudited)
            Three months ended March 31, 1999 and 1998                      5

         Notes to Condensed Consolidated Financial Statements (unaudited)   6-7

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             8-13

Item 1.  Legal Proceedings                                                  14

Item 6.  Exhibits and Reports on Form 8-K                                   14


SIGNATURES                                                                  15

PART I - ITEM 1 - FINANCIAL STATEMENTS
------------------------------------------

CYTOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                March 31, 1999          December 31, 1998
                                                                 (unaudited)              (footnote 1)
                                                             -------------------      --------------------
  ASSETS
  Current assets:
      Cash and cash equivalents                              $        3,875,229       $         7,864,788
      Marketable securities                                           9,865,706                 9,520,939
      Receivables from collaborative agreement                          203,538                   206,609
      Other current assets                                              628,503                   841,674
                                                             -------------------      --------------------
        Total current assets                                         14,572,976                18,434,010

      Property, plant and equipment, net                              7,946,806                 8,356,009
      Other assets                                                    6,074,190                 6,075,663
                                                             -------------------      --------------------

        Total assets                                           $     28,593,972         $      32,865,682
                                                             -------------------      --------------------
                                                             -------------------      --------------------


     LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
      Accounts payable and accrued expenses                    $      1,970,764       $         1,730,741
      Deferred revenue                                                        0                 2,500,000
      Current maturities of capitalized lease obligations               317,083                   317,083
      Current maturities of long term debt                            1,250,000                 1,000,000
                                                             -------------------      --------------------
        Total current liabilities                                     3,537,847                 5,547,824

  Capitalized lease obligations, less current maturities              3,182,917                 3,261,667
  Long term debt, less current maturities                                     0                   500,000
  Deferred rent                                                         278,341                   222,673
  Redeemable stock                                                    5,248,610                 5,248,610

  Common stock to be issued                                             187,500                   187,500

  Stockholders' equity
      Common stock                                                      178,570                   178,003
      Additional paid in capital                                    123,007,742               122,861,606
      Deferred compensation                                          (1,418,232)               (1,472,919)
      Accumulated deficit                                          (105,596,779)             (103,664,084)
      Unrealized loss on marketable securities                          (12,544)                   (5,198)
                                                             -------------------      --------------------
      Accumulated other comprehensive (loss)                       (105,609,323)             (103,669,282)
                                                             -------------------      --------------------
        Total stockholders' equity                                   16,158,757                17,897,408
                                                             -------------------      --------------------

        Total liabilities and stockholders' equity            $      28,593,972        $       32,866,682
                                                             -------------------      --------------------
                                                             -------------------      --------------------

     See accompanying notes to condensed consolidated financial statements.

PART I - ITEM 1 - FINANCIAL STATEMENTS
--------------------------------------------



     CYTOTHERAPEUTICS, INC.



     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

          (unaudited)                                                                    THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                        1999                1998
                                                                                  -----------------   ----------------
          Revenue from collaborative arrangements                                   $     2,501,035     $    1,842,975

          Operating expenses:
                  Research and development                                                3,566,557          4,499,662
                  General and administrative                                                995,459          1,147,006
                                                                                  -----------------   ----------------
                                                                                          4,562,016          5,646,668
                                                                                  -----------------   ----------------

          Loss from operations                                                           (2,060,981)        (3,803,693)

          Other income (expense):
                  Investment income                                                         222,111            393,974
                  Interest expense                                                          (93,825)          (108,818)
                                                                                  -----------------   ----------------
                                                                                            128,286            285,156
                                                                                  -----------------   ----------------

          Net loss                                                                  $    (1,932,695)    $   (3,518,537)
                                                                                  -----------------   ----------------
                                                                                  -----------------   ----------------

          Basic and diluted net loss per share                                      $         (0.10)    $        (0.19)
                                                                                  -----------------   ----------------
                                                                                  -----------------   ----------------

          Shares used in computing basic and diluted net loss per
              share                                                                      18,452,297         18,184,474
                                                                                  -----------------   ----------------
                                                                                  -----------------   ----------------


See accompanying notes to condensed consolidated financial statements.

PART I - ITEM 1 - FINANCIAL STATEMENTS
--------------------------------------------



CYTOTHERAPEUTICS, INC.


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               THREE MONTHS ENDED
                                (unaudited)                                        MARCH 31,
                                                                            1999                  1998
                                                                     ----------------------------------------
  Cash flows from operating activities:
    Net loss                                                          $ (1,932,695)   $ (3,518,537)
    Adjustments to reconcile net loss to
      net cash used for operating activities:
        Depreciation and amortization                                      580,556         525,620
        Compensation expense relating to the grant
          of stock options                                                 134,963          61,686
        Changes in operating assets and liabilities                     (1,967,157)     (1,459,414)
                                                                      ------------    ------------
  Net cash used in operating activities                                 (3,184,333)     (4,390,645)
                                                                      ------------    ------------

  Cash flows from investing activities:
    Proceeds from sale of marketable securities                          3,192,039      10,056,212
    Purchases of marketable securities                                  (3,544,276)     (6,716,668)
    Purchase of property, plant and equipment                              (41,624)       (267,583)
    Acquisition of other assets                                           (149,043)       (153,858)
                                                                      ------------    ------------
Net cash provided by (used in) investing activities                       (542,904)      2,918,103
                                                                      ------------    ------------

  Cash flows from financing activities:
    Proceeds from the exercise of stock options                             66,428         156,558
    Principal payments under capitalized lease obligations
      and mortgage payable                                                (328,750)       (241,000)
                                                                      ------------    ------------
    Net cash used in financing activities                                 (262,322)        (84,442)
                                                                      ------------    ------------
  Decrease in cash and cash equivalents                                 (3,989,559)     (1,556,984)
  Cash and cash equivalents, January 1                                   7,864,788      15,941,701
                                                                      ------------    ------------

  Cash and cash equivalents, March 31                                 $  3,875,229    $ 14,384,717
                                                                      ------------    ------------
                                                                      ------------    ------------


See accompanying notes to condensed consolidated financial statements.

PART I - ITEM 1 - FINANCIAL STATEMENTS


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 1999 AND 1998

NOTE 1.   BASIS OF PRESENTATION

    The accompanying, unaudited, condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1999.

    The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    For further information, refer to the audited financial statements and footnotes thereto as of December 31, 1998 included in the Company's Annual Report to Stockholders and the Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE 2.   NET LOSS PER SHARE

    Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded as their effect is antidilutive.

NOTE 3.   ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

    As of January 1, 1998, the Company adopted Statement 130, REPORTING COMPREHENSIVE INCOME. Statement 130 establishes new rules for reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income.

    During the first three months of 1999 and 1998, total comprehensive loss amounted to $1,940,000 and $3,514,000, respectively.

NOTE 4.  REDEEMABLE STOCK

    See Management's Discussion and Analysis of Financial Condition and Results of Operations regarding the Genentech Inc., resolution and the impact on the Company's liquidity and capital resources.

NOTE 5.  SUBSEQUENT EVENTS

    On April 28, 1999, the Company announced that Patrick Aebischer, M.D., Ph.D., resigned from the Board of Directors. Dr. Aebischer joined CytoTherapeutics' Board in January 1996. He is a scientific founder of CytoTherapeutics, a co-inventor of the Company's encapsulated cell technology and currently the Chairman of the Board of Modex Therapeutiques SA, a partially owned subsidiary of CytoTherapeutics. Dr. Aebischer resigned his position on the Board due to differences with CytoTherapeutics' management and Board of Directors over the management and future direction of the Company.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company for the three months ended March 31, 1999 and 1998 should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related footnotes thereto.

The statements contained in this report, other than statements of historical fact, constitute forward-looking statements. Such statements include, without limitation, all statements as to expectation or belief and statements as to the Company's future results of operations, the progress of the Company's product development and clinical programs, the need for, and timing of, additional capital and capital expenditures, partnering prospects, the need for additional intellectual property rights, effects of regulations, the need for additional facilities and potential market opportunities. The Company's actual results may vary materially from those contained in such forward-looking statements because of risks to which the Company is subject such as Astra AB determining not to continue support for the Company's encapsulated cell program, failure to obtain a corporate partner or partners to support the Company's stem cell programs, negotiations with Genentech, Inc., risks of delays in research, development and clinical testing programs, obsolescence of the Company's technology, lack of available funding, competition from third parties, intellectual property rights of third parties, failure of the Company's collaborators to perform, regulatory constraints, litigation and other risks to which the Company is subject. See "Cautionary Factors Relevant to Forward-Looking-Information" filed herewith as
Exhibit 99 and incorporated herein by reference.

OVERVIEW

Since its inception in August 1988, the Company has been primarily engaged in research and development of human therapeutic products. No revenues have been derived from the sale of any products, and the Company does not expect to receive revenues from product sales for at least several years. The Company has not commercialized any product and in order for the Company to commercialize any product the Company must, among other things, substantially increase its research and development expenditures as research and product development efforts accelerate and clinical trials are initiated or broadened. The Company has incurred annual operating losses since inception and expects to incur substantial operating losses in the future. As a result, the Company is dependent upon external financing from equity and debt offerings and revenues from collaborative research arrangements with corporate sponsors to finance its operations. There can be no assurance that such financing or partnering revenues will be available when needed or on terms acceptable to the Company. The Company's results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future due to the occurrence of material, nonrecurring events, including without limitation, the receipt of one-time, nonrecurring licensing payments.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1999 AND 1998

For the quarters ended March 31, 1999 and 1998, revenues from collaborative agreements totaled $2,501,000 and $1,843,000, respectively. This 36% increase in funding is primarily due to an increase in revenues from a Development, Marketing and License Agreement with Astra AB, which was signed in March 1995.

Research and development expenses totaled $3,567,000 for the three months ended March 31, 1999, compared with $4,500,000 for the same period in 1998. The decrease of $933,000, or 21%, from 1998 to 1999 was primarily attributable to a reduction in spending on research agreements and a reduction in research and development personnel expenses.

General and administrative expenses were $995,000 for the three months ended March 31, 1999, compared with $1,147,000 for the same period in 1998. The decrease of $152,000, or 13%, from 1998 to 1999 was primarily attributable to a reduction in recruiting and relocation expenses.

Interest income for the three months ended March 31, 1999 and 1998 was $222,000 and $394,000, respectively. The decrease in interest income in 1999 is attributable to the lower average investment balances, $15,515,000 vs. $26,696,000 in the first quarter of 1999 and 1998, respectively.

Interest expense was $94,000 for the three months ended March 31, 1999, compared with $109,000 for the same period in 1998. The decrease from 1999 to 1998 was attributable to lower outstanding debt and capital lease balances in 1999 compared to 1998.

Net loss for the three months ended March 31, 1999 was $1,933,000, or $0.10 per share, as compared to net loss of $3,519,000, or $0.19 per share, for the comparable period in 1998. The decrease in net loss of $1,586,000, or 45%, from 1998 to 1999 is primarily attributable to a reduction in research and development spending and a 43% increase in research funding from Astra AB.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its operations through the sale of common and preferred stock, the issuance of long-term debt and capitalized lease obligations, revenues from collaborative agreements, research grants and interest income.

The Company had unrestricted cash, cash equivalents and marketable securities totaling $13,741,000 at March 31, 1999. Cash equivalents and marketable securities are invested in agencies of the U.S. government, investment grade corporate bonds and money market funds.


The Company's liquidity and capital resources have been and will continue to be significantly affected by the Company's relationship with corporate partners.

In March 1995, the Company signed a collaborative research and development agreement with Astra AB for the development and marketing of certain encapsulated-cell products to treat pain. Astra made an initial, nonrefundable payment of $5,000,000, included in revenue from collaborative agreements in 1995, a milestone payment of $3,000,000 in 1997 and may remit up to an additional $13,000,000 subject to achievement of certain development milestones. Under the agreement, the Company is obligated to conduct certain research and development pursuant to a four-year research plan agreed upon by the parties. Over the term of the research plan, the Company originally expected to receive annual payments of $5 million to $7 million from Astra, which was to approximate the research and development costs incurred by the Company under the plan. Subject to the successful development of such products and obtaining necessary regulatory approvals, Astra is obligated to conduct all clinical trials of products arising from the collaboration and to seek approval for their sale and use. Astra has the exclusive worldwide right to market products covered by the agreement. Until the later of either the expiration of all patents included in the licensed technology or a specified fixed term, the Company is entitled to a royalty on the worldwide net sales of such products in return for the marketing license granted to Astra and the Company's obligation to manufacture and supply products. Astra has had the right to terminate the original agreement since April 1, 1998. In May 1998, Astra agreed to increase annual research and development payments from $7 million to $8.5 million for the calendar year 1998.

The current Phase II pain trial completed patient enrollment in March 1999, and efficacy data from the trial is expected by the third quarter of 1999. Astra has agreed to fund the first and second quarters of 1999 at the rate of $2.5 million per quarter. Funding for the second half of 1999 is contingent upon, among other factors, the results of the current Phase II trial and the results of ongoing negotiations with Astra with respect to the structure and funding level for the collaboration beyond the current Phase II trial. Astra has indicated that, unless it decides to continue the collaborative development program, no additional funding will be forthcoming in the second half of 1999. Should Astra discontinue funding for the Company's development of encapsulated-cell products to treat pain, or reduce funding for such products or otherwise adversely modify the terms of the collaborative agreement with the Company, any such action would have a material, adverse effect on the Company's liquidity and capital resources, and, unless other funding sources were obtained, would likely result in the Company's inability to continue to fund further development of its proposed encapsulated-cell products.

The Company's liquidity and capital resources will also be affected by the termination of the Company's collaborative development and licensing agreement with Genentech, Inc. relating to the development of products for the treatment of Parkinson's disease. On May 21, 1998, Genentech exercised its right to terminate the Parkinson's collaboration and has requested that the Company redeem, at a price of $10.01 per share, shares of the Company's Common Stock having an aggregate value of at least $3.1 million. The Company is negotiating with Genentech regarding the amount of such redemption (which the Company currently expects may be approximately $3.1 million) and the manner of payment for such redemption. Any such redemption will have a material adverse effect on the Company's liquidity and capital resources.

In May 1996, the Company secured an equipment loan facility with a bank in the amount of $2,000,000. The Company has borrowed $2,000,000 under this agreement as of March 31, 1999. The loan required interest payments only for the first two years; principal payments are payable over a two-year period which began in August 1998. The loan is secured by equipment purchased with the proceeds of the credit facility. The current balance on this credit facility as of March 31, 1999 was $1.25 million. The loan agreement requires that, among other covenants, the Company maintain at all times unrestricted liquidity in an amount equal to or in excess of $15 million. The Company was in violation of this covenant as of March 31, 1999, and accordingly has classified the entire debt as current. On May 6, 1999, the lender granted a waiver of the loan covenant violation in exchange for the Company making a payment to the lender to reduce the outstanding principal balance to $750,000 and agreeing to make the final payment under the loan facility by February 1, 2000. The lender has also reduced the requirement to maintain unrestricted liquidity to an amount equal to or in excess of $10 million.

The Company has limited liquidity and capital resources and must obtain significant additional capital resources in order to sustain its product development efforts. In both the encapsulated-cell and stem cell areas, substantial additional funds will be required to support the Company's research and development programs, for acquisition of technologies and intellectual property rights, for preclinical and clinical testing of its anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities and for general and administrative expenses. The Company's ability to obtain additional capital will be substantially dependent on Astra's decision regarding continuation of support for the Company's chronic pain product and the Company's ability to obtain partnering support for its stem cell technology. Until the Company's operations generate significant revenues from product sales, cash reserves and proceeds from equity and debt offerings, and funding from collaborative arrangements will be used to fund operations.

The Company intends to pursue opportunities to obtain additional financing in the future through equity and debt financings, lease agreements related to capital equipment, grants and collaborative research arrangements. The source, timing and availability of any future financing will depend principally upon market conditions, interest rates and, more specifically, on the Company's progress in its exploratory, preclinical and clinical development programs. Lack of necessary funds may require the Company to delay, reduce or eliminate some or all of its research and product development programs or to license its potential products or technologies to third parties. No assurance can be given that funding will be available when needed, if at all, or on terms acceptable to the Company.

The Company expects that its existing capital resources, revenues from collaborative agreements and income earned on invested capital will be sufficient to fund its operations into the first quarter of 2000. The Company's cash requirements may vary, however, depending on numerous factors. Lack of necessary funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs and/or its capital expenditures or to outlicense its potential products or technologies to third parties.


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

The Company is also testing the status of its facilities systems such as phones, voice mail, heating/air conditioning, electricity and security systems and its laboratory and manufacturing equipment to determine if they are year 2000 compliant. The Company expects to complete this testing in the third quarter of 1999. If any of the systems or equipment is found not to be year 2000 compliant, the Company intends to either seek to repair the systems or equipment to cause it to be year 2000 compliant or replace such systems or equipment with year 2000 compliant products. The cost to repair or replace any such system or equipment that is not year 2000 compliant could be material. The Company is also polling its major vendors and suppliers to determine if they are year 2000 compliant and to identify any potential issues. Each of the suppliers and vendors that has responded to the Company's inquiry has confirmed either orally or in writing that it does not believe that its sales of products or provision of services to the Company will be interrupted as a result of the year 2000 issue. As a result of its investigations, the Company does not currently believe that it is reasonably likely that its operations will be significantly impacted by the year 2000 issue. Although the Company believes that the cost of remediation associated with achieving year 2000 compliance or the costs associated with system failures will not be significant, there can be no assurance that the failure of one or more of the Company's major suppliers to be year 2000 compliant will not have an adverse effect on the Company's operations or financial results.

PART II - ITEM 1


LEGAL PROCEEDINGS

     None.

PART II - ITEM 6


EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     Exhibit 27 - Financial Data Schedule
     Exhibit 99 - Cautionary Factors Relevant to Forward-Looking-Information.

(b)  REPORTS ON FORM 8-K

     None.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           CYTOTHERAPEUTICS, INC.
                                           ----------------------
                                           (Name of Registrant)




MAY 13, 1999                                      /s/ PHILIP K. YACHMETZ
---------------                                   -----------------------
(Date)                                     Acting Chief Financial Officer
                                           (principal financial officer and
                                            principal accounting officer)