Form 10-Q
period 1999-06-30
CYTOTHERAPEUTICS INC/DE
filed 1999-08-16
CIK 883975

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED:                                                   0-19871
                                                                         -------
JUNE 30, 1999                                             COMMISSION FILE NUMBER

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes___X____ No_________

At July 31, 1999, there were 18,531,758 shares of Common Stock, $.01 par value, issued and outstanding. There were no issued and outstanding shares of Preferred Stock.

                             CYTOTHERAPEUTICS, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                  PAGE NUMBER

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets (unaudited)
           June 30, 1999 and December 31, 1998                                   3

         Condensed Consolidated Statements of Operations (unaudited)
           Three and six months ended June 30, 1999 and 1998                     4

         Condensed Consolidated Statements of Cash Flows (unaudited)
           Six months ended June 30, 1999 and 1998                               5

         Notes to Condensed Consolidated Financial Statements (unaudited)        6-7

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                   8-15

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                       16

Item 6.  Exhibits and Reports on Form 8-K                                        16


SIGNATURES                                                                       17

PART I - ITEM 1 - FINANCIAL STATEMENTS
----------------------------------------------------------------------

CYTOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS


                                                          June 30, 1999   December 31, 1998
                                                           (unaudited)     (footnote 1)
                                                          -------------    -------------
ASSETS

Current assets:
    Cash and cash equivalents                             $   4,752,168    $   7,864,788
    Marketable securities                                     7,036,116        9,520,939
    Receivables from collaborative agreement                    224,210          206,609
    Other current assets                                        500,153          841,674
                                                          -------------    -------------
       Total current assets                                  12,512,647       18,434,010

Property, plant and equipment, net                            7,588,565        8,356,009
Other assets                                                  6,070,157        6,075,663
                                                          -------------    -------------

       Total assets                                       $  26,171,369    $  32,865,682
                                                          =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                 $   1,800,251    $   1,730,741
    Deferred revenue                                                  0        2,500,000
    Current maturities of capitalized lease obligations         317,083          317,083
    Current maturities of long term debt                        750,000        1,000,000
                                                          -------------    -------------
       Total current liabilities                              2,867,334        5,547,824

Capitalized lease obligations, less current maturities        3,130,417        3,261,667
Long term debt, less current maturities                               0          500,000
Deferred rent                                                   334,009          222,673

Redeemable stock                                              5,248,610        5,248,610

Common stock to be issued                                       187,500          187,500

Stockholders' equity
    Common stock                                                179,800          178,003
    Additional paid in capital                              123,036,354      122,861,606
    Deferred compensation                                    (1,363,545)      (1,472,919)
    Accumulated deficit                                    (107,436,798)    (103,664,084)
    Unrealized loss on marketable securities                    (12,312)          (5,198)
                                                          -------------    -------------
    Accumulated other comprehensive loss                   (107,449,110)    (103,669,282)
                                                          -------------    -------------
       Total stockholders' equity                            14,403,499       17,897,408
                                                          -------------    -------------

       Total liabilities and stockholders' equity         $  26,171,369    $  32,865,682
                                                          =============    =============

    See accompanying notes to condensed consolidated financial statements.

PART I - ITEM 1 - FINANCIAL STATEMENTS
---------------------------------------------------------------------

CYTOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

         (unaudited)                                   Three Months Ended           Six Months Ended
                                                           June 30,                        June 30,
                                                     1999             1998          1999              1998
                                                 ------------    ------------    ------------    ------------

Revenue from collaborative arrangements          $  2,520,672    $  1,906,588    $  5,021,707    $  3,749,563

Operating expenses:
    Research and development                        3,280,826       4,917,357       6,847,383       9,417,019
    General and administrative                      1,172,856       1,264,249       2,168,315       2,411,255
                                                 ------------    ------------    ------------    ------------
                                                    4,453,682       6,181,606       9,015,698      11,828,274
                                                 ------------    ------------    ------------    ------------

Loss from operations                               (1,933,010)     (4,275,018)     (3,993,991)     (8,078,711)

Other income (expense):
    Investment income                                 184,220         351,522         406,331         745,496
    Interest expense                                  (91,229)       (124,877)       (185,054)       (233,695)
                                                 ------------    ------------    ------------    ------------
                                                       92,991         226,645         221,277         511,801
                                                 ------------    ------------    ------------    ------------

Net loss                                         ($ 1,840,019)   ($ 4,048,373)   ($ 3,772,714)   ($ 7,566,910)
                                                 ============    ============    ============    ============

Basic and diluted net loss per share                   ($0.10)         ($0.22)         ($0.20)         ($0.42)
                                                 ============    ============    ============    ============

Shares used in computing basic and diluted net
    loss per share                                 18,514,236      18,199,870      18,483,437      18,192,212
                                                 ============    ============    ============    ============


See accompanying notes to condensed consolidated financial statements.

PART I - ITEM 1 - FINANCIAL STATEMENTS
------------------------------------------------------------------


CYTOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Six Months Ended
    (unaudited)                                                        June 30,
                                                                 1999            1998
                                                             ----------------------------
Cash flows from operating activities:
    Net loss                                                 $ (3,772,714)   $ (7,566,910)
    Adjustments to reconcile net loss to
      net cash used for operating activities:
       Depreciation and amortization                            1,163,295       1,039,208
       Compensation expense relating to the grant
         of stock options                                         189,650         117,758
       Changes in operating assets and liabilities             (2,075,873)      1,377,593
                                                             ------------    ------------
    Net cash used in operating activities                      (4,495,642)     (5,032,351)
                                                             ------------    ------------

Cash flows from investing activities:
    Proceeds from sale of marketable securities                 6,891,026      13,634,045
    Purchases of marketable securities                         (4,397,676)    (10,952,827)
    Purchase of property, plant and equipment                    (131,113)     (1,226,809)
    Acquisition of other assets                                  (274,510)       (576,588)
                                                             ------------    ------------
    Net cash provided by investing activities                   2,087,727         877,821
                                                             ------------    ------------

Cash flows from financing activities:
    Proceeds from the exercise of stock options                   176,545         282,445
    Proceeds from financing transactions                                        1,259,300
                                                                             ------------
    Principal payments under capitalized lease obligations
      and mortgage payable                                       (881,250)       (464,327)
                                                             ------------    ------------
    Net cash (used in) provided by financing activities          (704,705)      1,077,418
                                                             ------------    ------------
Decrease in cash and cash equivalents                          (3,112,620)     (3,077,112)
Cash and cash equivalents, January 1                            7,864,788      15,941,701
                                                             ------------    ------------

Cash and cash equivalents, June 30                           $  4,752,168    $ 12,864,589
                                                             ============    ============

See accompanying notes to condensed consolidated financial statements.

PART I - ITEM 1 - FINANCIAL STATEMENTS
--------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 1999 AND 1998

NOTE 1.  BASIS OF PRESENTATION

         The accompanying, unaudited, condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1999.

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

NOTE 3.  ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

         As of January 1, 1998, the Company adopted Statement 130, REPORTING COMPREHENSIVE INCOME. Statement 130 establishes new rules for reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income.

         For the three months end June 30, 1999 and 1998, total comprehensive loss amounted to $1,840,000 and $4,048,000, respectively. For the first six months of 1999 and 1998, total comprehensive loss amounted to $3,780,000 and $7,561,000, respectively.

NOTE 4.  REDEEMABLE STOCK

         See Management's Discussion and Analysis of Financial Condition and Results of Operations regarding the Genentech Inc. resolution and the impact on the Company's liquidity and capital resources.

NOTE 5.  SUBSEQUENT EVENTS

         In July 1999, the Company announced plans for the restructuring of its cell therapy program and to focus its resources on the research and development of its proprietary stem cell technology platform. The Company terminated approximately 60 full time employees and has incurred approximately $1,350,000 in separation costs. These expenses have been recognized in the third quarter of 1999.

         In July 1999, the Rhode Island Partnership for Science and Technology ("RIPSAT") alleged that the Company is in default under a funding agreement entered into with RIPSAT in 1989, and demanded payment of approximately $2.6 million. The Company believes that the Company is not in default under this agreement and expects to contest any attempt by RIPSAT to realize on its demand.

         On August 5, 1999, the Company made a payment of approximately $752,000, representing principal and interest, to the Lender to retire the Credit Facility. (See Liquidity and Capital Resources) The Company decided to retire the Credit Facility instead of seeking further reduction in the Facility's unrestricted liquidity requirement. In exchange for the retirement of the Credit Facility, the Lender granted the Company a waiver of an unrestricted liquidity loan covenant violation.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company for the three and six months ended June 30, 1999 and 1998 should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related footnotes thereto.

The statements contained in this report, other than statements of historical fact, constitute forward-looking statements. Such statements include, without limitation, all statements as to expectation or belief and statements as to the Company's future results of operations, the progress of the Company's product development and clinical programs, the need for, and timing of, additional capital and capital expenditures, partnering prospects, the need for additional intellectual property rights, effects of regulations, the need for additional facilities and potential market opportunities. The Company's actual results may vary materially from those contained in such forward-looking statements because of risks to which the Company is subject, such as failure to obtain a corporate partner or partners to support the Company's stem cell programs, negotiations with Genentech, Inc. and RIPSAT, risks of delays in research, development and clinical testing programs, obsolescence of the Company's technology, lack of available funding, competition from third parties, intellectual property rights of third parties, failure of the Company's collaborators to perform, regulatory constraints, litigation and other risks to which the Company is subject. See "Cautionary Factors Relevant to Forward-Looking-Information" filed herewith as
Exhibit 99 and incorporated herein by reference.

OVERVIEW

Since its inception in August 1988, the Company has been primarily engaged in research and development of human therapeutic products. No revenues have been derived from the sale of any products, and the Company does not expect to receive revenues from product sales for at least several years. The Company has not commercialized any product and in order for the Company to commercialize any product the Company must, among other things, substantially increase its research and development expenditures as research and product development efforts accelerate and clinical trials are initiated or broadened. The Company has incurred annual operating losses since inception and expects to incur substantial operating losses in the future. As a result, the Company is dependent upon external financing from equity and debt offerings and revenues from collaborative research arrangements with corporate sponsors to finance its operations. There can be no assurance that such financing or partnering revenues will be available when needed or on terms acceptable to the Company. The Company's results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future due to the occurrence of material, nonrecurring events, including without limitation, the receipt of one-time, nonrecurring licensing payments and the initiation or termination of research collaborations.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1999 AND 1998

For the quarters ended June 30, 1999 and 1998, revenues from collaborative agreements totaled $2,521,000 and $1,907,000, respectively. The increase in revenues of $614,000, or 32%, results from increased funding for the quarter from a Development, Marketing and License Agreement with AstraZeneca Group plc, which was signed in March 1995 (the "Astra Agreement"). However, AstraZeneca terminated this Agreement in June 1999, and the Company does not expect to realize any further revenues under the Astra Agreement.

Research and development expenses totaled $3,281,000 for the three months ended June 30, 1999, compared with $4,917,000 for the same period in 1998. The decrease of $1,636,000, or 33%, from 1998 to 1999 was primarily attributable to a reduction in spending on research agreements and a reduction in research and development personnel expenses.

General and administrative expenses were $1,173,000 for the three months ended June 30, 1999, compared with $1,264,000 for the same period in 1998.

Interest income for the three months ended June 30, 1999 and 1998 was $184,000 and $352,000, respectively. The decrease in interest income in 1999 was attributable to the lower average investment balances during such period, $13,318,000 vs. $23,669,000 in the second quarter of 1999 and 1998, respectively.

Interest expense was $91,000 for the three months ended June 30, 1999, compared with $125,000 for the same period in 1998. The decrease from 1999 to 1998 was attributable to lower outstanding debt and capital lease balances in 1999 compared to 1998.

Net loss for the three months ended June 30, 1999 was $1,840,000, or $0.10 per share, as compared to net loss of $4,048,000, or $0.22 per share, for the comparable period in 1998. The decrease in net loss of $2,208,000, or 55%, from 1998 to 1999 is primarily attributable to a reduction in research and development spending and a 32% increase in research funding from AstraZeneca. However, as a result of termination of the Astra Agreement, the Company expects to incur substantial wind-down costs in the 2nd half of 1999 and that results for the first six months will not be indicative of results for the balance of the year.

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1999 AND 1998

For the six months ended June 30, 1999 and 1998, revenues from collaborative agreements totaled $5,022,000 and $3,750,000. The increase in revenues of $1,272,000, or 34%, increase in funding is primarily due to an increase in revenues from the Astra Agreement, which, as noted above, was terminated in June 1999.

Research and development expenses totaled $6,847,000 for the six months ended June 30, 1999, compared with $9,417,000 for the same period in 1998. The decrease of $2,570,000, or 27%, from 1998 to 1999 was primarily attributable to a reduction in spending on research agreements and a reduction in research and development personnel expenses.

General and administrative expenses were $2,168,000 for the six months ended June 30, 1999, compared with $2,411,000 for the same period in 1998. The decrease of $243,000 or 10%, from 1998 to 1999 was primarily attributable to a reduction in patent expenses, as well as a reduction in employee recruiting expenses.

Interest income for the six months ended June 30, 1999 and 1998 was $406,000 and $745,000, respectively. The decrease in interest income in 1999 was attributable to the lower average investment balance during such period. The average investment balances were $14,511,000 and $25,329,000 for the first six months of 1999 and 1998, respectively.

Interest expense was $185,000 for the six months ended June 30, 1999, compared with $234,000 for the same period in 1998.

Net loss for the six months ended June 30, 1999 was $3,773,000, or $0.20 per share, as compared to a net loss of $7,567,000, or $0.42 per share, for the comparable period in 1998. However, as noted above, the Company expects to incur substantial wind-down costs in the 2nd half of 1999 and that results for the first six months will not be indicative of results for the balance of the year.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its operations through the sale of common and preferred stock, the issuance of long-term debt and capitalized lease obligations, revenues from collaborative agreements, research grants and interest income.

The Company had unrestricted cash, cash equivalents and marketable securities totaling $11,788,000 at June 30, 1999. Cash equivalents and marketable securities are invested in agencies of the U.S. government, investment grade corporate bonds and money market funds.

The Company's liquidity and capital resources have been and will continue to be significantly affected by the Company's relationship with corporate partners.

In March 1995, the Company signed a collaborative research and development agreement with AstraZeneca for the development and marketing of certain encapsulated-cell products to treat pain. AstraZeneca made an initial, nonrefundable payment of $5,000,000, included in revenue from collaborative agreements in 1995, a milestone payment of $3,000,000 in 1997 and was to remit up to an additional $13,000,000 subject to achievement of certain development milestones. Under the agreement, the Company was obligated to conduct certain research and development pursuant to a four-year research plan agreed upon by the parties. Over the term of the research plan, the Company originally expected to receive annual payments of $5 million to $7 million from AstraZeneca, which was to approximate the research and development costs incurred by the Company under the plan. Subject to the successful development of such products and obtaining necessary regulatory approvals, AstraZeneca was obligated to conduct all clinical trials of products arising from the collaboration and to seek approval for their sale and use. AstraZeneca had the exclusive worldwide right to market products covered by the agreement. Until the later of either the expiration of all patents included in the licensed technology or a specified fixed term, the Company was entitled to a royalty on the worldwide net sales of such products in return for the marketing license granted to AstraZeneca and the Company's obligation to manufacture and supply products. AstraZeneca had the right to terminate the original agreement beginning April 1, 1998. On June 24, 1999 AstraZeneca, informed the Company of the results of AstraZeneca's analysis of the double-blind, placebo-controlled trial of the Company's encapsulated bovine cell implant for the treatment of severe, chronic pain in cancer patients. AstraZeneca determined that, based on criteria it established, the results from the 85-patient trial did not meet the minimum statistical significance for efficacy established as a basis for continuing worldwide trials for the therapy. AstraZeneca therefore indicated that it did not intend to further develop the bovine cell-containing implant therapy and executed its right to terminate the agreement.

Based on this decision the Company reduced its Rhode Island workforce by approximately 60 full-time employees who had been focused on the development of its encapsulated cell technology program for the encapsulated cell implant for the treatment of chronic pain in cancer patients, in order to focus its efforts on further development of its propriety stem cell platform.

In June, the Rhode Island Partnership for Science and Technology ("RIPSAT") alleged that the Company is in default under a funding agreement entered into with RIPSAT in 1989, and demanded payment of approximately $2.6 million. The Company believes that the Company is not in default under this agreement and expects to contest any attempt by RIPSAT to realize on its demand.

The Company's liquidity and capital resources have also been affected by the termination of the Company's collaborative development and licensing agreement with Genentech, Inc. relating to the development of products for the treatment of Parkinson's disease. On May 21, 1998, Genentech exercised its right to terminate the Parkinson's collaboration and requested that the Company redeem, at a price of $10.01 per share, shares of the Company's Common Stock held by Genentech. The Company has negotiated with Genentech regarding the amount of such redemption (which the Company currently expects may be approximately $3.1 million) and the manner of payment for such redemption. Any such redemption will have a material adverse effect on the Company's liquidity and capital resources.

In May 1996, the Company secured an equipment loan facility with a bank (the "Lender") in the amount of $2,000,000 (the "Credit Facility"). The Company had borrowed $2,000,000 under this agreement as of June 30, 1999. The loan required interest payments only for the first two years; principal payments were payable over a two-year period which began in August 1998. The loan was secured by equipment purchased with the proceeds of the Credit Facility. The current balance on this Credit Facility as of June 30, 1999 was $750,000. The loan agreement requires that, among other covenants, the Company maintain at all times unrestricted liquidity in an amount equal to or in excess of $15 million. The Company was in violation of this covenant as of March 31, 1999, and accordingly classified the entire debt as current. On May 6, 1999, the Lender granted a waiver of the loan covenant violation in exchange for the Company making a payment to the Lender to reduce the outstanding principal balance to $750,000 and agreeing to make the final payment under the Credit Facility by February 1, 2000. The Lender also reduced the requirement to maintain unrestricted liquidity to an amount equal to or in excess of $10 million. On August 5, 1999, the Company made a payment of approximately $752,000, of principal and interest, to the Lender to retire the Credit Facility. The Company decided to retire the Credit Facility instead of seeking further reduction in the unrestricted liquidity requirement. In exchange for the retirement of the Credit Facility, the lender granted the Company a waiver of an unrestricted liquidity loan covenant violation.

The Company has limited liquidity and capital resources and must obtain significant additional capital resources in order to sustain its product development efforts. Substantial additional funds will be required to support the Company's research and development programs, for acquisition of technologies and intellectual property rights, for preclinical and clinical testing of its anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities and for general and administrative expenses. The Company's ability to obtain additional capital will be substantially dependent on the Company's ability to obtain partnering support for its stem cell technology. Until the Company's operations generate significant revenues from product sales, the Company must rely on cash reserves and, if obtainable, proceeds from equity and debt offerings, government grants and funding from collaborative arrangements to fund its operations.

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

The Company expects that its existing capital resources and income earned on invested capital will be sufficient to fund its operations into the first quarter of 2000. The Company's cash requirements may vary, however, depending on numerous factors. Lack of necessary funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs and/or its capital expenditures or to outlicense its potential products or technologies to third parties.

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

ELECTION OF NEW DIRECTOR

The Company's Board of Directors elected Donald Kennedy, Ph.D., as a Director in July 1999. Since 1960, Dr. Kennedy has held a number of academic research, advisory and public policy positions related to health and the environment. Dr. Kennedy currently co-directs the Center for Environmental Science and Policy in the Institute for International Studies at Stanford University in Palo Alto, California. With the election of Dr. Kennedy, the Company's Board includes seven members.

PART II - ITEM 1

LEGAL PROCEEDINGS

         None.

PART II - ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         (a) On May 11, 1999 the 1999 Annual Meeting of Stockholders was held in Lincoln, Rhode Island.

         (b)   Not applicable.

         (c) The following is a brief description of each matter voted upon at the meeting and a breakdown of the votes cast for, against or withheld, as well as the number of abstentions voted for each proposal.

               1. Proposal to elect the following nominees as Directors of the Company: Richard M. Rose M.D., Moses Goddard, M.D.

                    Dr. Rose -             15,342,403 votes in favor
                                           249,2363 votes withheld

                    Dr. Goddard -          15,433,003 votes in favor
                                           158,763 votes withheld

               2. Proposal to ratify the selection Ernst & Young LLP as independent Public accountants of CytoTherapeutics, Inc. for the fiscal year ending December 31, 1999.

                    For             15,520,639
                    Against             42,501
                    Abstain             28,626

PART II - ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

         (a)   EXHIBITS

               Exhibit 3.3 - Amended and Restated By-Laws of the Registrant
               Exhibit 27 - Financial Data Schedule
               Exhibit 99 - Cautionary Factors Relevant to Forward-Looking-
                            Information.

         (b)   REPORTS ON FORM 8-K
               On June 28, 1999, the Company filed a current report on Form 8-K to report the termination of the Company's collaboration agreement with AstraZeneca Group plc.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CYTOTHERAPEUTICS, INC.
                             ----------------------
                             (Name of Registrant)

AUGUST 13, 1999              /s/ PHILIP K. YACHMETZ
-----------------            ----------------------
(Date)                       Acting Chief Financial Officer
                             (principal financial officer and
                             principal accounting officer)