Form 10-Q
period 1999-09-30
CYTOTHERAPEUTICS INC/DE
filed 1999-11-15
CIK 883975

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:                                        0-19871
September 30, 1999                                            -------
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

                           525 DEL REY AVENUE SUITE C
                               SUNNYVALE, CA 94086
                               -------------------
           (Address of principal executive offices including zip code)

                                 (408) 731-8670
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|  No  |_|

At October 31, 1999, there were 19,153,534 shares of Common Stock, $.01 par value, issued and outstanding. There were no issued and outstanding shares of Preferred Stock.

                             CYTOTHERAPEUTICS, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION                                      Page Number

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets (unaudited)
           September 30, 1999 and December 31, 1998                          3

        Condensed Consolidated Statements of Operations (unaudited)
           Three and nine months ended September 30, 1999 and 1998           4

        Condensed Consolidated Statements of Cash Flows (unaudited)
           Nine months ended September 30, 1999 and 1998                     5

        Notes to Condensed Consolidated Financial Statements (unaudited)   6-7

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            8-14

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                   15

Item 6. Exhibits and Reports on Form 8-K                                    15

SIGNATURES                                                                  16

PART I - ITEM 1 - FINANCIAL STATEMENTS

CYTOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           September 30, 1999   December 31, 1998
                                                               (unaudited)        (footnote 1)
                                                              -------------       -------------
Assets

Current assets:
     Cash and cash equivalents                                $   3,688,923       $   7,864,788
     Marketable securities                                        2,603,560           9,520,939
     Receivables from collaborative agreement                       224,210             206,609
     Other current assets                                           698,472             841,674
                                                              -------------       -------------
         Total current assets                                     7,215,165          18,434,010

Property, plant and equipment, net                                6,196,720           8,356,009
Other assets                                                      5,797,696           6,075,663
                                                              -------------       -------------

         Total assets                                         $  19,209,581       $  32,865,682
                                                              =============       =============

Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable and accrued expenses                    $   1,824,427       $   1,730,741
     Deferred revenue                                                    --           2,500,000
     Current maturities of capitalized lease obligations            315,000             317,083
     Current maturities of long term debt                                --           1,000,000
                                                              -------------       -------------
         Total current liabilities                                2,139,427           5,547,824

Capitalized lease obligations, less current maturities            3,052,917           3,261,667
Long term debt, less current maturities                                  --             500,000
Deferred rent                                                       371,121             222,673

Redeemable stock                                                  5,248,610           5,248,610

Common stock to be issued                                           187,500             187,500

Stockholders' equity
     Common stock                                                   184,690             178,003
     Additional paid in capital                                 123,483,420         122,861,606
     Deferred compensation                                       (1,308,858)         (1,472,919)
     Accumulated deficit                                       (114,147,844)       (103,664,084)
     Unrealized loss on marketable securities                        (1,402)             (5,198)
                                                              -------------       -------------
     Accumulated other comprehensive loss                      (114,149,246)       (103,669,282)
                                                              -------------       -------------
         Total stockholders' equity                               8,210,006          17,897,408
                                                              -------------       -------------

         Total liabilities and stockholders' equity           $  19,209,581       $  32,865,682
                                                              =============       =============

     See accompanying notes to condensed consolidated financial statements.

PART I - ITEM 1 - FINANCIAL STATEMENTS

CYTOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)                                    Three Months Ended               Nine Months Ended
                                                  September 30,                    September 30,
                                              1999            1998            1999            1998
                                          ------------    ------------    ------------    ------------
Revenue from collaborative arrangements   $         --    $  2,539,557    $  5,021,707    $  6,289,120

Operating expenses:
     Research and development                1,584,879       4,282,313       8,432,262      13,699,332
     General and administrative              1,027,357       1,281,076       3,195,672       3,692,331
     Wind-down                               4,078,034              --       4,078,034              --
                                          ------------    ------------    ------------    ------------
                                             6,690,270       5,563,389      15,705,968      17,391,663
                                          ------------    ------------    ------------    ------------

Loss from operations                        (6,690,270)     (3,023,832)    (10,684,261)    (11,102,543)

Other income (expense):
     Investment income                          97,783         280,965         504,114       1,026,461
     Interest expense                          (51,782)       (124,813)       (236,836)       (358,508)
     Other loss                                (66,777)             --         (66,777)             --
                                          ------------    ------------    ------------    ------------
                                               (20,776)        156,152         200,501         667,953
                                          ------------    ------------    ------------    ------------

Net loss                                  ($ 6,711,046)   ($ 2,867,680)   ($10,483,760)   ($10,434,590)
                                          ============    ============    ============    ============

Basic and diluted net loss per share      ($      0.36)   ($      0.16)   ($      0.56)   ($      0.57)
                                          ============    ============    ============    ============

Shares used in computing basic and
diluted net loss per share                  18,712,632      18,275,784      18,560,675      18,224,748
                                          ============    ============    ============    ============

     See accompanying notes to condensed consolidated financial statements.

PART I - ITEM 1 - FINANCIAL STATEMENTS

CYTOTHERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

                                                                    Nine Months Ended
     (unaudited)                                                      September 30,
                                                                  1999            1998
                                                              ----------------------------
Cash flows from operating activities:
     Net loss                                                 ($10,483,760)   ($10,434,590)
     Adjustments to reconcile net loss to
       net cash used for operating activities:
         Depreciation and amortization                           1,603,691       1,617,494
         Write down of fixed assets                                800,000              --
         Compensation expense relating to the grant
           of stock options                                        244,337         405,739
         Loss on sale of fixed assets                               66,777              --
         Changes in operating assets and liabilities            (1,978,807)     (1,352,414)
                                                              ------------    ------------
     Net cash used in operating activities                      (9,747,762)     (9,763,771)
                                                              ------------    ------------

Cash flows from investing activities:
     Proceeds from sale of marketable securities                11,317,482      20,701,919
     Purchases of marketable securities                         (4,397,676)    (15,183,133)
     Purchase of property, plant and equipment                    (131,660)     (2,101,121)
     Proceeds from the sale of fixed assets                         84,450              --
     Acquisition of other assets                                  (138,090)       (696,002)
                                                              ------------    ------------
     Net cash provided by investing activities                   6,734,505       2,721,663
                                                              ------------    ------------

Cash flows from financing activities:
     Proceeds from the exercise of stock options                   548,225         194,863
     Proceeds from financing transactions                               --       1,259,300
     Principal payments under capitalized lease obligations
       and mortgage payable                                     (1,710,833)     (1,064,156)
                                                              ------------    ------------
     Net cash (used in) provided by financing activities        (1,162,608)        390,007
                                                              ------------    ------------
Decrease in cash and cash equivalents                           (4,175,865)     (6,652,101)
Cash and cash equivalents, January 1                             7,864,788      15,941,701
                                                              ------------    ------------

Cash and cash equivalents, September 30                       $  3,688,923    $  9,289,600
                                                              ============    ============

See accompanying notes to condensed financial statements.

PART I - ITEM 1 - FINANCIAL STATEMENTS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 1999 and 1998

NOTE 1. BASIS OF PRESENTATION

      The accompanying, unaudited, condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1999.

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

      For the three months ended September 30, 1999 and 1998, total comprehensive loss amounted to $6,700,000 and $2,853,000, respectively. For the first nine months of 1999 and 1998, total comprehensive loss amounted to $10,480,000 and $10,415,000, respectively.

NOTE 4. REDEEMABLE STOCK

      All such shares are held by Genentech, Inc. See Management's Discussion and Analysis of Financial Condition and Results of Operations regarding Genentech, Inc. and the impact on the Company's liquidity and capital resources.

NOTE 5. WIND-DOWN OF ENCAPSULATED CELL TECHNOLOGY

      In July 1999, the Company announced plans for the restructuring of its operations to wind down operations relating to its encapsulated cell technology and to focus its resources on the research and development of its proprietary stem cell technology platform. The Company terminated approximately 68 full time employees and, in October, relocated its corporate headquarters to Sunnyvale, California. The Company has incurred or accrued for approximately $4.1 million of employee separation, wind down and relocation expenses during the third quarter. To date substantially all of the Company's revenues and the substantial majority of the Company's costs have been recognized or incurred in connection with the Company's encapsulated cell technology programs. The costs of the Company's stem cell programs are included in such costs and are not accounted for separately.

      Refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations section for additional discussion relating to the Company's collaborative agreements and its liquidity and capital resources.

      The Company is currently negotiating for the sale and/or license of its encapsulated cell technology intellectual property portfolio as well as the sale of its excess fixed assets. Based on these activities, the Company has recorded a valuation reserve for the fixed assets and has also increased its patent reserve. The proceeds from these activities are expected to be used to fund the Company's continuing operations, which will be focused on stem cell research and development.

NOTE 6. CONTINGENCIES

      In July 1999, the Rhode Island Partnership for Science and Technology ("RIPSAT") alleged that the Company is in default under a funding agreement entered into with RIPSAT in 1989, and demanded payment of approximately $2.6 million. RIPSAT has since notified the Company demanding payment of the $2.6 million within thirty days (the notice period). While the Company has responded to RIPSAT that the Company is not in default under this agreement and expects to contest any attempt by RIPSAT to realize on its demand, it may be necessary or desirable for the Company to resolve its dispute with RIPSAT in connection with any possible transaction involving disposition of the Company's Rhode Island based assets, including, without limitation, the Company's pilot manufacturing plant, which is financed by bonds insured by a Rhode Island state agency, and the Company has therefore engaged in settlement discussions with RIPSAT. There can be no assurance that this dispute will be resolved on a basis satisfactory to the Company. Any settlement payment to RIPSAT could have a material adverse effect on the Company's liquidity and capital resources.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company for the three and nine months ended September 30, 1999 and 1998 should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related footnotes thereto.

The statements contained in this report, other than statements of historical fact, constitute forward-looking statements. Such statements include, without limitation, all statements as to expectation or belief and statements as to the Company's future results of operations, the progress of the Company's product development and clinical programs, the need for, and timing of, additional capital and capital expenditures, partnering prospects, resolution of disputed claims, possible sales of assets or out-licensing of technology, the need for additional intellectual property rights, effects of regulations, the need for additional facilities and potential market opportunities. The Company's actual results may vary materially from those contained in such forward-looking statements because of risks to which the Company is subject, such as failure to obtain a corporate partner or partners to support the Company's stem cell programs, negotiations with Genentech, Inc. and RIPSAT, the Company's ability to realize proceeds from the transfer or sale of its intellectual property rights, equipment or facilities related to its encapsulated cell technology program, risks of delays in research, development and clinical testing programs, obsolescence of the Company's technology, lack of available funding, competition from third parties, intellectual property rights of third parties, failure of the Company's collaborators to perform, regulatory constraints, litigation and other risks to which the Company is subject. See "Cautionary Factors Relevant to Forward-Looking-Information" filed herewith as Exhibit 99 and incorporated herein by reference.

Overview

Since its inception in August 1988, the Company has been primarily engaged in research and development of human therapeutic products. No revenues have been derived from the sale of any products, and the Company does not expect to receive revenues from product sales for at least several years. The Company has not commercialized any product and in order for the Company to commercialize any product the Company must, among other things, substantially increase its research and development expenditures as research and product development efforts accelerate and clinical trials are initiated or broadened. The Company has incurred annual operating losses since inception and expects to incur substantial operating losses in the future. As a result, the Company is dependent upon external financing from equity and debt offerings and revenues from collaborative research arrangements with corporate sponsors to finance its operations. There can be no assurance that such financing or partnering revenues will be available when needed or on terms acceptable to the Company. The Company's results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future due to the occurrence of material, nonrecurring events, including without limitation, the receipt of one-time, nonrecurring licensing payments, the initiation or termination of research collaborations and the winding-down of terminated research and development programs.

Results of Operations
Three months ended September 30, 1999 and 1998

For the quarters ended September 30, 1999 and 1998, revenues from collaborative agreements totaled $0 and $2,540,000, respectively. The decrease in revenues resulted from the June 1999 termination of a Development, Marketing and License Agreement with AstraZeneca Group plc, which was signed in March 1995 (the "Astra Agreement" ).

Research and development expenses totaled $1,585,000 for the three months ended September 30, 1999, compared with $4,282,000 for the same period in 1998. The decrease of $2,697,000, or 63%, from 1998 to 1999 was primarily attributable to the wind-down of research activities relating to the Company's encapsulated cell technology.

General and administrative expenses were $1,027,000 for the three months ended September 30, 1999, compared with $1,281,000 for the same period in 1998. The decrease of $254,000, or 20%, from 1998 to 1999 was primarily attributable to the Company's reduction in general and administrative personnel.

Wind-down expenses totaled $4,100,000 for the three months ended September 30,1999, compared with $0 for the same period in 1998. The wind-down expenses relate to the wind-down of the Company's encapsulated cell technology research and the Company's other Rhode Island operations and the preparations for the transfer of the Company's corporate headquarters to Sunnyvale, California.

Interest income for the three months ended September 30, 1999 and 1998 was $98,000 and $281,000, respectively. The decrease in interest income in 1999 was attributable to the lower average investment balances during such period, $8,426,000 vs. $19,478,000 in the third quarter of 1999 and 1998, respectively.

Interest expense was $52,000 for the three months ended September 30, 1999, compared with $125,000 for the same period in 1998. The decrease in 1999 was attributable to lower outstanding debt and capital lease balances in 1999 compared to 1998.

Net loss for the three months ended September 30, 1999 was $6,711,000, or $0.36 per share, as compared to net loss of $2,868,000, or $0.16 per share, for the comparable period in 1998. The increase in net loss of $3,843,000, or 134%, from 1998 to 1999 is primarily attributable to the elimination of revenue from the Astra Agreement due to the June 1999 termination of this agreement, as well as the Company's incurring substantial wind-down costs associated with the restructuring of the Company's operations and preparations for the transfer of the Company's corporate headquarters to Sunnyvale, California.

Results of Operations
Nine months ended September 30, 1999 and 1998

For the nine months ended September 30, 1999 and 1998, revenues from collaborative agreements totaled $5,022,000 and $6,289,000. The decrease in revenues of $1,267,000, or 20%, was attributable to the elimination of funding from the Astra Agreement for the third quarter of 1999, which, as noted above, was terminated in June 1999.

Research and development expenses totaled $8,432,000 for the nine months ended September 30, 1999, compared with $13,699,000 for the same period in 1998. The decrease of $5,267,000, or 38%, from 1998 to 1999 was primarily attributable to a reduction in spending on research agreements and a reduction in research and development personnel expenses in the first half of the year and the wind-down of research activities relating to the Company's encapsulated cell technology in the third quarter as a result of the termination of the Astra Agreement in June 1999.

General and administrative expenses were $3,196,000 for the nine months ended September 30, 1999, compared with $3,692,000 for the same period in 1998. The decrease of $496,000 or 13%, from 1998 to 1999 was primarily attributable to the Company's reduction in general and administrative personnel and the wind-down of its encapsulated cell technology.

Wind-down expenses totaled $4,100,000 for the nine months ended September 30,1999, compared with $0 for the same period in 1998. The wind-down expenses relate to the wind-down of the Company's encapsulated cell technology research and the Company's other Rhode Island operations and the preparations for the transfer of the Company's corporate headquarters to Sunnyvale, California.

Interest income for the nine months ended September 30, 1999 and 1998 was $504,000 and $1,206,000, respectively. The decrease in interest income in 1999 was attributable to the lower average investment balance during such period. The average investment balances were $12,350,000 and $23,192,000 for the first nine months of 1999 and 1998, respectively.

Interest expense was $237,000 for the nine months ended September 30, 1999, compared with $359,000 for the same period in 1998. The decrease in 1999 was attributable to lower outstanding debt and capital lease balances in 1999 compared to 1998.

Net loss for the nine months ended September 30, 1999 was $10,484,000, or $0.56 per share, as compared to a net loss of $10,435,000, or $0.57 per share, for the comparable period in 1998. However, as noted above, in the fourth quarter of 1999 the Company expects to receive no revenue from collaborative research; as a result, results for the first nine months will not be indicative of results for the balance of the year.

Liquidity and Capital Resources

Since its inception, the Company has financed its operations through the sale of common and preferred stock, the issuance of long-term debt and capitalized lease obligations, revenues from collaborative agreements, research grants and interest income.

The Company had unrestricted cash, cash equivalents and marketable securities totaling $6,292,000 at September 30, 1999. Cash equivalents and marketable securities are invested in agencies of the U.S. government, investment grade corporate bonds and money market funds.

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

In the third quarter of 1999, the Company announced plans for the restructuring of its operations to wind down operations relating to its encapsulated cell technology and to focus its resources on the research and development of its proprietary stem cell technology platform. The Company terminated approximately 68 full time employees and in October 1999, relocated its corporate headquarters to Sunnyvale, California. The Company has incurred or accrued for approximately $4.1 million of employee separation, wind down and relocation expenses during the third quarter of 1999.

The Company is currently engaged in discussions regarding the sale and/or license of its encapsulated cell technology intellectual property portfolio as well as the sale of its excess fixed assets. Based on these activities the Company has recorded a valuation reserve on the fixed assets and has also increased its patent reserve. However, there can be no assurance that the Company will successfully conclude these negotiations. Any proceeds from these activities are expected to be used to fund the Company's continuing operations, which will be focused on stem cell research and development. Failure to achieve the proceeds within currently anticipated time frames would have a material adverse effect on the Company's liquidity and capital resources.

In July 1999, the Rhode Island Partnership for Science and Technology ("RIPSAT") alleged that the Company is in default under a funding agreement entered into with RIPSAT in 1989, and demanded payment of approximately $2.6 million. RIPSAT has since notified the Company demanding payment of the $2.6 million within thirty days

(the notice period). While the Company has responded to RIPSAT that the Company is not in default under this agreement and expects to contest any attempt by RIPSAT to realize on its demand, it may be necessary or desirable for the Company to resolve its dispute with RIPSAT in connection with any possible transaction involving disposition of the Company's Rhode Island based assets, including, without limitation, the Company's pilot manufacturing plant, which is financed by bonds insured by a Rhode Island state agency, and the Company has therefore engaged in settlement discussions with RIPSAT. There can be no assurance that this dispute will be resolved on a basis satisfactory to the Company. Any settlement payment to RIPSAT could have a material adverse effect on the Company's liquidity and capital resources.

The Company's liquidity and capital resources have also been affected by the termination of the Company's collaborative development and licensing agreement with Genentech, Inc. relating to the development of products for the treatment of Parkinson's disease. On May 21, 1998, Genentech exercised its right to terminate the Parkinson's collaboration and demanded that the Company redeem, at a price of $10.01 per share, shares of the Company's redeemable Common Stock held by Genentech in an amount equal to the amount of funds invested by Genentech to acquire such stock less the amount expended by the Company on the terminated program. Any such redemption will have a material adverse effect on the Company's liquidity and capital resources.

The Company continues to have substantial outstanding obligations in regard to its facilities in Rhode Island, including lease payments and operating costs of approximately $950,000 per year associated with its Science and Administration Facility (the "SAF") in Lincoln, Rhode Island, and debt service payments and operating costs of approximately $1,000,000 per year with respect to the Company's pilot manufacturing facility, also located in Lincoln, Rhode Island. The Company is currently seeking to sublicense the SAF and sell its pilot manufacturing facility, but there can be no assurance that the Company will succeed in these efforts. Failure to succeed in these efforts within a reasonable time period will have a material adverse effect on the Company's liquidity and capital resources.

In May 1996, the Company secured an equipment loan facility with a bank (the "Lender") in the amount of $2,000,000 (the "Credit Facility"). The current balance on this Credit Facility as of September 30, 1999 was $0. On August 5, 1999 the Company made a payment of approximately $752,000, of principal and interest, to the Lender to retire the Credit Facility rather than seek a waiver by the Lender of the Company's violation of a loan covenant requiring the Company to maintain unrestricted liquidity in an amount equal to or in excess of $10 million.

The Company has limited liquidity and capital resources and must obtain significant additional capital resources in the near future in order to sustain its product development efforts. Substantial additional funds will be required to support the Company's research and development programs, for acquisition of technologies and intellectual property rights, for preclinical and clinical testing of its anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities and for general and administrative expenses. The Company's ability to obtain additional capital will be substantially dependent on the Company's ability to obtain partnering support for its stem cell technology and, in the near term, on the Company's ability to realize proceeds from the sale or out-licensing of its encapsulated cell intellectual property portfolio and the sale of the Company's excess fixed assets and the Company's pilot manufacturing facility, as well as on the Company's ability to sublease the SAF. There can be no assurance that the Company will succeed in any or all of these efforts, and failure to do so will have a material effect on the Company's liquidity and capital resources. Until the Company's operations generate significant revenues from product sales, the Company must rely on cash reserves and proceeds from equity and debt offerings, proceeds from the transfer or sale of its intellectual property rights, equipment or facilities, government grants and funding from collaborative arrangements, if obtainable, to fund its operations.

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

The Company expects that its existing capital resources, income earned on invested capital, and, if available, proceeds from the sale of assets, out-licensing of technology and subleasing of facilities described above, will be sufficient to fund its operations into the first quarter of 2000. The Company's cash requirements may vary, however, depending on numerous factors. Lack of necessary funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs and/or its capital expenditures or to license its potential products or technologies to third parties.

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

The Company has also tested the status of its facilities systems such as phones, voice mail, heating/air conditioning, electricity and security systems and its laboratory and manufacturing equipment and determined that they are year 2000 compliant. The Company completed this testing in the third quarter of 1999. If any of the additional systems or equipment is found not to be year 2000 compliant, the Company intends to either seek to repair the systems or equipment to cause it to be year 2000 compliant or replace such systems or equipment with year 2000 compliant products. The cost to repair or replace any such system or equipment that is not year 2000 compliant could be material. The Company has also polled its major vendors and suppliers to determine if they are year 2000 compliant and to identify any potential issues. Each of the suppliers and vendors that has responded to the Company's inquiry has confirmed either orally or in writing that it does not believe that its sales of products or provision of services to the Company will be interrupted as a result of the year 2000 issue. As a result of its investigations, the Company does not currently believe that it is reasonably likely that its operations will be significantly impacted by the year 2000 issue. Although the Company believes that the cost of remediation associated with achieving year 2000 compliance or the costs associated with system failures will not be significant, there can be no assurance that the failure of one or more of the Company's major suppliers to be year 2000 compliant will not have an adverse effect on the Company's operations or financial results.

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

In addition to the election of Dr. Kennedy, the Company has also accepted the resignations of two directors, Moses Goddard, M.D., and Richard Ramsden. With the election of Dr. Kennedy and the resignation of Dr. Goddard and Mr. Ramsden, the Company's Board includes five members.

PART II - ITEM 1

LEGAL PROCEEDINGS

      None.

PART II - ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      Exhibit 27 - Financial Data Schedule

      Exhibit 99 - Cautionary Factors Relevant to Forward-Looking-Information.

(b)   Reports on Form 8-K

      On July 16, 1999, the Company filed a current report on Form 8-K to report its intent to restructure its operations to focus its resources on the research and development of its proprietary stem cell technology platform.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CYTOTHERAPEUTICS, INC.
                                          ----------------------
                                          (Name of Registrant)


November 15, 1999                               /s/ Richard M. Rose
-----------------                               -------------------
(Date) Chief Executive Officer and Acting Chief Financial Officer (principal financial officer and principal accounting officer)