Form 10-K
period 1999-12-31
CYTOTHERAPEUTICS INC/DE
filed 2000-04-17
CIK 883975

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

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
        (State or other jurisdiction               (I.R.S. Employer Identification No.)
      of incorporation or organization)

                525 DEL REY AVENUE, SUITE C, SUNNYVALE, CA 94086
                   (Address of principal offices) (zip code)

                701 GEORGE WASHINGTON HIGHWAY, LINCOLN, RI 02865
           (Former address of principal executive offices) (zip code)

       Registrant's telephone number, including area code: (408) 731-8670

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE

                     JUNIOR PREFERRED STOCK PURCHASE RIGHTS
                                 Title of class

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    Aggregate market value of Common Stock held by non-affiliates at March 20, 2000: $140,213,189.22. Inclusion of shares held beneficially by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management policies of the registrant, or that such person is controlled by or under common control with the Registrant. Common stock outstanding at March 20, 2000: 19,506,565 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Definitive Proxy Statement for its 2000 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           FORWARD LOOKING STATEMENTS

    This report contains certain forward-looking statements regarding, among other things, the Company's expected results of operations, the progress of the Company's product development and clinical programs and of its collaborations, the need for, and timing of, additional capital and capital expenditures, strategic partner collaboration prospects, costs of manufacture of products, the protection of and the need for additional intellectual property rights, regulatory matters, the need for additional facilities and potential market opportunities. The Company's actual results may vary materially from those contained in such forward-looking statements because of risks to which the Company is subject, such as risks of lack of available funding, failure of the Company to develop strategic partnerships, delays in research, adverse results from the Company's research or development programs, obsolescence of the Company's technology, competition from third parties, termination of the Company's collaborations, intellectual property rights of third parties, unavailability of needed raw materials, failure of the Company or its collaborators to perform, litigation, regulatory restrictions, and other risks to which the Company is subject.

    SEE "CAUTIONARY FACTORS RELEVANT TO FORWARD-LOOKING INFORMATION" FILED HEREWITH AS EXHIBIT 99 AND INCORPORATED HEREIN BY REFERENCE.

                                    BUSINESS

THE COMPANY

    CytoTherapeutics, Inc. ("CytoTherapeutics" or the "Company") is a leader in the development of novel stem cell therapies designed to treat human diseases and disorders. In 1999 the Company embarked on a major restructuring of its research and development operations focusing its efforts on the discovery, development and commercialization of its proprietary platform stem cell technologies, while abandoning and divesting itself of its development programs that focused on encapsulated cell therapies. The Company's stem cell therapies are directed to and based on the transplantation of human stem cells to repair or repopulate damaged or defective neural, pancreatic or liver tissue that has been damaged or lost as a result of disease or injury. The Company believes that it has achieved a leadership position in the neural stem cell therapy area with its advancements in its research and development program for the isolation, purification and transplantation of neural stem/progenitor cells. The Company has also made advancements in its research programs to discover the stem cells of the pancreas and of the liver, and has established a broad intellectual property position with respect to stem/progenitor cell therapies in all three areas through its own patented discoveries and exclusive licensing arrangements.

    CytoTherapeutics, Inc. was incorporated in Delaware in 1988 and currently has one subsidiary, StemCells California, Inc., a California corporation acquired by the Company in September 1997.

THE UNMET NEED

    Many degenerative diseases result from organ failure where organs cannot be transplanted to cure the disease (e.g., neurodegenerative diseases and pancreatic failure) or where there are constraints due to a short supply of organs for transplant (e.g., liver). According to figures from associations for the various diseases and government sources, these conditions, many of which have ineffective treatments or none at all, affect more than 18 million people in the United States and account for more than $160 billion annually in health care costs. The Company believes its stem cell technologies may provide the basis for effective therapies resulting in the replacement of certain lost or damaged cells or regeneration of organs damaged by disease, thus potentially returning patients to productive lives and significantly reducing health care costs in these segments. Thus, if the Company can successfully develop and commercialize its platform stem cell technologies, it believes that the resulting therapies may provide the basis for addressing a number of degenerative diseases with significant unmet medical needs.

                            CELL THERAPY BACKGROUND

ROLE OF CELLS IN HUMAN HEALTH AND TRADITIONAL THERAPIES

    In healthy individuals, cells maintain normal physiological function by secreting or metabolizing substances, such as sugars, amino acids, neurotransmitters and hormones, which are essential to life. When cells are damaged or destroyed, they no longer produce, metabolize or accurately regulate critical molecular substances required by the body. For example, the progressive decline common to many neurodegenerative diseases, such as Parkinson's disease, Alzheimer's disease and amyotrophic lateral sclerosis ("ALS"), is associated with impaired cellular function.

    Recent advances in medical science have identified cell loss or impaired cellular function as leading causes of degenerative diseases. Biotechnology advances have led to the discovery of a number of specific proteins that, in certain diseases or disorders, are inadequately produced by the body's own cells. However, while these proteins overcome some of the limitations of traditional pharmaceuticals, such as lack of specificity, there is no existing technology that can deliver such proteins at the precise sites of action and in the appropriate physiological quantities or for the duration required to cure the degenerative condition. Cells do this naturally. As a result, investigators have considered using cell transplantation therapy to replace vital cells that are failing by implanting cells that are capable of replacing or regenerating new cells to replace those damaged or destroyed due to the degenerative condition. Where there has been irreversible damage or failure of vital cells, transplantation of cells offers the possibility of replacing the functions of these failed cells, thus potentially restoring health.

THE POTENTIAL OF STEM CELL-BASED THERAPY PLATFORM

    Stem cell-based therapy--the use of stem or progenitor cells to treat diseases--has the potential to provide a broad therapeutic approach comparable in importance to traditional pharmaceuticals and, more recently, to genetically engineered biologics. Stem cells are rare cells and are only available in limited supply, whether from the patients themselves (autologous) or from donors (allogeneic). Furthermore, since autologous cells are obtained from the same person who will receive them, they may be abnormal if the patient is ill and often can only be obtained through significant surgical procedures. The challenge, therefore, has been two-fold: first, to identify the stem cells and then, to create techniques and processes that can be used to expand these rare cells in sufficient quantities for effective auto-transplants, or to establish a bank of normal human stem or progenitor cells that can be transplanted into a number of individuals and which will then integrate with the endogenous cells to repair or replace damaged cells or tissue. The Company has previously shown that it has a process to reproducibly grow normal human brain stem/progenitor cells based on a proprietary IN VITRO culture system in chemically defined media. The Company believes this is the first reproducible process for growing normal human neural stem cells. More recently, the Company has identified the human neural stem cell by cell surface markers, allowing it to purify them and eliminate other unwanted cell types. Together these discoveries enable the Company to purify normal human neural stem cells and to expand the numbers of these cells in culture. Because the cells have not been genetically modified, they may be especially suitable for transplantation and may provide a safer and more effective alternative to therapies that are based on cells derived from cancer cells, from cells modified by a cancer gene to make them grow, or from an unpurified mixture of many different cell types. Thus, CytoTherapeutics believes its proprietary stem cell technologies may provide a way to replace specific cells that have been damaged or destroyed. This approach may be necessary when cell replacement requires repair of cellular architecture or direct cell-to-cell contact. Such replacement with stem cells may allow for the restoration of function through the replacement of normal cells where this has not been possible in the past. The Company's recent advances in its research have shown that neuronal stem cells transplanted into hosts successfully engraft, migrate, and differentiate to produce mature neurons and glial cells.

    Because the stem cell is the pivotal cell in an organ that produces all the functional mature cell types, the Company believes this cell serves as a platform for five major areas of regenerative medicine and biotechnology:
1) tissue repair and replacement, 2) correction of genetic disorders, 3) gene discovery, 4) drug discovery and screening, and 5) genomics. The company is pursuing key alliances in each of these areas.

                CYTOTHERAPEUTICS' PLATFORM STEM CELL TECHNOLOGY

    Stem cells may be functionally characterized as cells whose progeny include both daughter stem cells (by self-renewal) as well as more differentiated cells. Stem cells exist in humans as a self-renewing source of cells needed in the various systems of the body (e.g., hematopoietic; neural, both central and peripheral; hepatic; pancreatic endocrine; skin; and mesenchymal stem cells). These rare, self-renewing stem cells are present in many tissues and are responsible for organ regeneration after injury or during normal cell replacement. The Company believes that these cells can form the basis of therapies that have the potential to replace specific subsets of cells that have been injured or lost through disease, injury or genetic defect.

    The Company is seeking to identify, isolate and find methods of expanding a variety of different human stem cells for use in treatment of a variety of human diseases and disorders. The Company believes that there is a finite number of stem cells in the human system and that it is possible for the person or entity that first identifies and isolates a given stem cell culture to obtain patent protection for such cells.

The Company's strategy is to be the first to identify, isolate and patent multiple types of human stem/ progenitor cells with commercial importance. The Company's portfolio of issued patents includes a method of culturing normal human neural stem/progenitor cells in its proprietary chemically defined medium, and its published studies show that these cultured and expanded cells give rise to all three major cell types of the central nervous system (i.e., neurons, astrocytes, and oligodendrocytes). Also, a separate study sponsored by the Company using these cultured stem/progenitor cells showed that the cells are capable of transplantation into hosts, with successful engraftment, migration and differentiation to produce neurons and glial cells.

    More recently, the Company announced the results of a new study that showed that human brain stem cells can be successfully isolated by cell surface markers present on freshly obtained brain cells. The Company believes this is the first reproducible process for isolating highly purified populations of well-characterized normal human neural stem cells, and has applied for a composition of matter patent. Because the cells are highly purified and have not been genetically modified, they may be especially suitable for transplantation and may provide a safer and more effective alternative to therapies that are based on cells derived from cancer cells, or from cells modified by a cancer gene to make them grow, or from an unpurified mixture of many different cell types. The Company has also filed an improved process patent for the growth and expansion of these purified noral human neural cells.

    Neurological disorders such as Parkinson's disease, epilepsy and Alzheimer's disease, and the effects of stroke, affect a significant portion of the U.S. population and currently have no effective long-term therapies. The Company believes that therapies based on its process for identifying, isolating and culturing neural stem/progenitor cells may be useful in treating such diseases. The Company is continuing its research into, and has initiated the development of, its human neural stem/progenitor cell-based therapies for these diseases.

    The Company continues to advance its research programs to discover the human pancreatic islet stem cell and the liver stem cell. Pancreatic islet stem cells may be useful in the treatment of Type 1 diabetes and those cases of Type 2 diabetes where insulin secretion is defective. Liver stem cells may be useful in the treatment of diseases such as hepatitis, cirrhosis of the liver and liver cancer.

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

EXPECTED ADVANTAGES OF THE COMPANY'S STEM CELL TECHNOLOGY

NO OTHER TREATMENT

    To the best of the Company's knowledge, no one has developed an FDA-approved method for replacing lost or damaged tissues from the human nervous system. Replacement of tissues in other areas of the human body is limited to those few areas where autologous transplantation is now feasible. In a few additional areas, allogeneic transplantation is now used, but is limited by the scarcity of organs available through donation. The Company believes that its stem cell technologies have the potential to reestablish function in at least some of the patients who have suffered the losses referred to above.

NATURE OF REPLACEMENT CELLS

    The Company believes that stem cells can duplicate themselves ("self-renew") and differentiate into the multiple kinds of cells that are commonly lost in various diseases, including neurodegenerative diseases. Transplantated stem cells may be able to migrate limited distances to the proper location within the body, to expand and differentiate and to replace damaged or defective cells, facilitating the return to proper function. The Company believes that such replacement of damaged or defective cells by functional cells is unlikely to be achieved with any other treatment.

               RESEARCH EFFORTS AND PRODUCT DEVELOPMENT PROGRAMS

OVERVIEW OF RESEARCH AND PRODUCT DEVELOPMENT STRATEGY

    The Company has devoted substantial resources to its research programs to isolate and develop a series of stem/progenitor cells that the Company believes can serve as a basis for replacing diseased or injured cells. Stem cells are rare, undifferentiated cells that can both self-renew and produce differentiated (functionally specialized) cell types that constitute the various tissues or organ system of the human body. The focus of the Company's efforts to date have been directed at methods to identify, isolate and culture a variety of stem/progenitor cells of the human nervous system, liver and pancreas and to develop therapies utilizing these stem/progenitor cells.

    The following table lists the potential therapeutic indications for and current status of CytoTherapeutics' primary research and product development programs and projects and is qualified in its entirety by reference to the more detailed descriptions of such programs and projects appearing elsewhere in this Report. The Company continually evaluates its research and product development efforts and reallocates resources among existing programs or to new programs in light of experimental results, commercial potential, availability of third party funding, likelihood of near-term efficacy, collaboration success or significant technology enhancement, as well as other factors. The Company's research and product development programs are at relatively early stages of development and will require substantial resources to commercialize. There can be no assurance that the Company will successfully develop any product or obtain regulatory approvals, enter clinical trials, achieve other milestones or commercialize any products in accordance with currently anticipated timetables, or at all.

                         RESEARCH AND PRODUCT DEVELOPMENT PROGRAMS
     PROGRAM DESCRIPTION                              STAGE/STATUS(1)
    HUMAN NEURAL STEM CELL                              PRECLINICAL
Repair or replace damaged CNS   - IN VITRO ability to initiate and expand stem
tissue (including retinal       cell-containing human neural cultures and differentiation
degeneration and the results      into three types of CNS cells
of certain genetic disorders)   - Direct isolation of neurosphere-initiating stem cells from brain
                                - IN VIVO demonstration of proper differentiation and
                                engraftment of human neural cell cultures containing CNS
                                  stem cells in rodent CNS
  PANCREATIC ISLET STEM CELL                              RESEARCH
Repair or replace damaged       - Identified cell surface marker used to identify, isolate
pancreatic islet tissue         and culture pancreatic islet stem cells
                                - Commencing small animal testing
       LIVER STEM CELL                                    RESEARCH
Repair or replace damaged       Discovery program to identify, isolate and patent human stem
liver tissue (including the     cells for the liver
results of certain metabolic
genetic diseases)

(1) "Research" refers to early stage research and product development activities IN VITRO, including the selection and characterization of product candidates for preclinical testing. "Preclinical" refers to further testing of a defined product candidate IN VITRO and in animals prior to clinical studies.

RESEARCH AND DEVELOPMENT PROGRAMS

    The Company's portfolio of stem cell technology results from the Company's exclusive licensing of neural stem/progenitor cell technology and other technologies applicable to the pancreas and liver, the Company's own research and development efforts to date, and the acquisition of StemCells, Inc. (now renamed StemCells California, Inc.) in 1997. The Company, through its subsidiary, StemCells California, Inc., has been advancing its program directed to the discovery, isolation and culturing of various stem cells from the human body. The Company believes that therapies using stem cells represent a fundamentally new approach to the treatment of diseases caused by lost or damaged tissue. The Company has assembled an experienced team of scientists and scientific advisors to consult with and advise the Company's scientists on their continuing research and development of stem/progenitor cells. This team includes, among others, Irving L. Weissman, M.D., of Stanford University, Fred
H. Gage, Ph.D., of The Salk Institute and David Anderson, Ph.D., of the California Institute of Technology.

NEURAL STEM/PROGENITOR CELL RESEARCH AND DEVELOPMENT PROGRAM

    The Company began its work with neural stem/progenitor cultures in collaboration with NeuroSpheres, Ltd., in 1992. The Company believes that NeuroSpheres was the first to invent these cultures and NeuroSpheres has filed patent applications on its inventions relating to these cultures. The Company is the exclusive, worldwide licensee from NeuroSpheres to such inventions for transplantation in the human body as embodied in these patents. See "License Agreements and Sponsored Research Agreements -NeuroSpheres, Ltd." In
December 1998, the Company announced that the US Patent and Trademark Office had granted patent No. 5,851,832, covering the Company's methods for the human neural cell cultures containing central nervous system stem cells, for compositions of human neural cell cultures expanded by these methods, and for use of these cultures in, e.g., human transplantation and remyelination. These human neural stem/progenitor cell cultures may be useful for repairing or replacing damaged central nervous system tissue, including the brain and the spinal cord.

    Previously, in 1997, Company scientists had invented a reproducible method for isolating and growing human neural stem/progenitor cultures. In preclinical IN-VITRO and early IN-VIVO studies, the Company demonstrated that these cells differentiate into all three of the cell types of the CNS. Based on these results, the Company believes that these cells may form the basis for replacement of cells lost in certain degenerative diseases. The Company is continuing research into, and has initiated the development of, its human neural stem/progenitor cell cultures. The Company has initiated the cultures and demonstrated that these cultures can be expanded for a number of generations IN VITRO in chemically defined media. In collaboration with the Company, Dr. Anders Bjorklund has shown that cells from these cultures can be successfully engrafted into the brains of rodents where they migrated and differentiated into the appropriate cell lineages for the site of the brain into which they were transplanted.

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

    In October 1999, the US Patent and Trademark Office granted patent number 5,968,829 entitled "Human CNS Neural Stem Cells," covering the Company's composition of matter patent for human CNS neural stem cells, and also allowed a separate patent application for its media for culturing human CNS neural stem cells. Also in 1999, the Company announced the filing of a US patent application covering its proprietary process for the direct isolation of normal human neural stem cells based on the cell surface markers found to be present on freshly obtained brain cells. Since the filing of this patent application, Company researchers have completed a study designed to identify, isolate and culture human neural stem cells utilizing this proprietary process. In November 1999, the Company announced the study's first results: using its proprietary cell surface markers, Company researchers had succeeded in identifying, isolating and purifying human neural stem cells from brain tissue and have expanded the number of these cells in culture. The Company believes that this is the first study to show a reproducible process for isolating highly purified populations of well-characterized normal human neural stem cells. Because the cells are normal human neural stem cells and have not been genetically modified, they may be especially suitable for transplantation and may provide a safer and more effective alternative to therapies that are based on cells derived from cancer cells or from an unpurified mix of many different cell types.

    In January 2000, the Company reported what it regards as an even more important result: that, in long term animal studies, its researchers were able to take these purified and expanded stem cells and transplant them into intact brain hosts, where they engraft and grow into neuronal and glial cells. During the course of the study, the transplanted human neural stem cells survived for as long as seven months and had migrated to specific functional domains of the host brain, with no sign of tumor formation or adverse effects on the animal recipients; moreover, the cells were still dividing. These findings show that the neural stem cells isolated and cultured utilizing the Company's proprietary processes when transplanted adopt the characteristics of the host brain and act like normal stem cells, and suggest a continual replenishment of normal human neural cells. Human neural stem/progenitor cells harvested and purified using the Company's proprietary processes may be useful for creating therapies for the treatment of neurodegenerative diseases such as Parkinson's and Alzheimer's disease, and other neurological conditions that affect the central nervous system, such as stroke and epilepsy--diseases and conditions that affect more than 5 million people in the United States and for which no effective long-term therapies are currently available.

    The Company believes that the ability to isolate human brain stem cells directly from fresh, uncultured tissue is important for other reasons as well. First, it provides a source of genetically unmodified, normal stem cells for transplantation, uncontaminated by other unwanted or diseased cell types. Second, it opens the way to better understanding the properties of these cells and how they might be manipulated in order to treat specific diseases. For example, stem cell-derived neural cultures can be genetically modified to secrete needed proteins for the brain. Finally, the efficient engraftment of these non-transformed normal human stem cells into host brains means that the cell product can be tested, in animal models, for its ability to correct deficiencies caused by various human neurological diseases. This technology could also provide a unique animal model for the testing of drugs that act on human brain cells.

    The Company's neural stem/progenitor cell program is at an early stage and there can be no assurance that it will result in any commercial product.

PANCREATIC AND LIVER STEM CELLS DISCOVERY RESEARCH PROGRAMS

    The Company's discovery program directed to the identification, isolation and culturing of the pancreatic stem/progenitor cell is currently being conducted by Nora Sarvetnick, Ph.D., of The Scripps Research Institute, in collaboration with senior researchers from the Company. According to diabetes and juvenile diabetes foundations, between 800,000 and 1.5 million Americans have Type 1 diabetes (often called "juvenile diabetes" and most commonly diagnosed in childhood); 30,000 new patients are diagnosed with the disease every year. It is a costly, serious, lifelong condition, requiring constant attention and insulin injections every day for survival. About 15 million other people in the United States have Type 2 diabetes mellitus, which is also a chronic and potentially fatal condition; more than 700,000 new patients are diagnosed annually. Diabetes is widely recognized as one of the leading causes of death and disability in the United States and is associated with long term complications that affect almost every major part of the body. Diabetes-related treatment costs exceed $100 billion annually. In 1998 the Company obtained an exclusive, worldwide license from The Scripps Research Institute to novel technology, developed by Dr. Sarvetnick as a result of the research sponsored by the Company, which may facilitate the identification and isolation of pancreatic stem/progenitor cells by identifying specific cell surface markers unique to these cells. The Company believes this may lead to the development of cell-based treatments for Type 1 diabetes and that portion of Type 2 diabetes characterized by defective secretion of insulin. In 1999, advances in the research sponsored by the Company resulted in the Company's obtaining additional exclusive, worldwide licenses from The Scripps Research Institute to novel cell surface markers identified by Dr. Sarvetnick and her research team as being unique to the pancreatic islet stem cell for which the Company has now filed a US patent application. Company researchers, in collaboration with Dr. Sarvetnick, continue to advance their discovery program directed to the identification, isolation and culturing of the pancreatic stem/progenitor cell utilizing this technology.

    The Company initiated its discovery work for the liver stem/progenitor cell through a sponsored research agreement with Markus Grompe, Ph.D., of Oregon Health Sciences University. Dr. Grompe's work focuses on the discovery and development of a suitable method for identifying and assessing liver stem/progenitor cells for use in transplantation. Approximately 1 in 10 Americans suffers from diseases and disorders of the liver for which there are currently no effective, long-term treatments. In 1998, Company researchers continued to advance methods for establishing enriched cell populations suitable for transplantation in preclinical animal models for evaluating these methods. The Company is focused on discovering and utilizing its proprietary methods to identify, isolate and culture liver stem/progenitor cells and to evaluate these cells in preclinical animal models. In 1999, the researchers devised a culture assay for facilitating the identification of a liver stem/progenitor cell. In addition to supporting the growth of an early human liver stem/progenitor cell, it is also possible to infect this culture with human hepatitis virus, so it provides a valuable system for study of the virus. This technology could also provide a unique animal model for the testing of drugs that act on or are metabolized by human liver cells.

    An important element of the Company's stem cell discovery program is the further development of intellectual property positions with respect to stem and progenitor cells. The Company has also obtained rights to certain inventions relating to stem cells from, and is conducting stem cell related research at, several academic institutions. See "License Agreement and Sponsored Research Agreements." The Company expects to expand its search for new stem/progenitor cells and to seek to acquire rights to additional inventions relating to stem/progenitor cells from third parties.

    The Company's pancreatic and liver stem/progenitor cells programs are at an early stage and there can be no assurance that they will result in any commercial products.

WIND-DOWN OF ENCAPSULATED CELL TECHNOLOGY RESEARCH AND DEVELOPMENT PROGRAMS

    Until mid-1999, CytoTherapeutics engaged in research and development in encapsulated cell therapy technology ("ECT"), including a pain control program funded by Astra, and later AstraZeneca Group plc. The results from the 85-patient double-blind, placebo-controlled trial of CytoTherapeutics' encapsulated bovine cell implant for the treatment of severe, chronic pain in cancer patients did not, however, meet the criteria AstraZeneca had established for continuing trials for the therapy. In June 1999, AstraZeneca terminated the collaboration.

    Consequently, in July 1999, the Company announced plans for the restructuring of its research operations to abandon all further ECT research and to concentrate its resources on the research and development of its proprietary stem cell technology platform. The Company reduced its workforce by approximately 68 full-time employees who had been focused on ECT programs, wound down its research and manufacturing operations in Lincoln, Rhode Island, and relocated its remaining research and development activities, and its corporate headquarters, to the facilities of its wholly owned subsidiary, StemCells California, Inc., in Sunnyvale, California. The Company is actively marketing the quarters it had occupied in Rhode Island, seeking to sublease, assign or sell its interest in its former corporate headquarters building and its pilot manufacturing and cell processing facility there. (SEE ALSO "LIQUIDITY AND CAPITAL RESOURCES" UNDER MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.)

    In December 1999, the Company sold its intellectual property assets related to its ECT to Neurotech S.A., a privately held French company, in exchange for a payment of $3 million, royalties on future product sales, and a portion of certain revenues Neurotech may in the future receive from third parties. The Company retained certain non-exclusive rights to use the ECT in combination with its proprietary stem cell technology, and in the field of vaccines for prevention and treatment of infectious diseases. (SEE ALSO "LIQUIDITY AND CAPITAL RESOURCES" UNDER MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND NOTE 2--"PATENT COSTS" TO THE ACCOMPANYING FINANCIAL STATEMENTS.)

    In a related development, by mutual consent the Company and the Advanced Technology Program of the National Institute of Standards and Technology terminated two grants previously awarded to the Company for its encapsulated cell therapy and stem cell-related research. The encapsulated cell therapy grant was obviated by the sale of the technology to Neurotech. The funding agency has invited CytoTherapeutics to resubmit a proposal consistent with the new directions the Company is taking in its research and development of its platform stem cell technology.

SUBSIDIARY

STEMCELLS CALIFORNIA, INC.

    On September 26, 1997, CytoTherapeutics acquired by merger StemCells, Inc. (now StemCells California, Inc.), a California corporation ("StemCells"). CytoTherapeutics acquired StemCells in exchange for 1,320,691 shares of the Company's common stock and options and warrants for the purchase of 259,296 common shares. Simultaneously with the acquisition, Richard M. Rose, M.D., President of StemCells, became President, Chief Executive Officer and a director of CytoTherapeutics, and Irving L. Weissman, M.D., a founder of StemCells, became a director of CytoTherapeutics. The Company, as the sole stockholder of StemCells, voted on February 23, 2000, to amend the Certificate of Incorporation of StemCells, Inc., in order to change its name to StemCells California, Inc.

    The Company's current stem cell research is being conducted pursuant to the provisions of an agreement between CytoTherapeutics and Drs. Weissman and Gage providing for a two-year research plan. If the goals of the research plan are accomplished, the stem cell research will continue to be funded under an extension of such Research Plan approved by a Research Committee consisting of two persons chosen by Drs. Weissman and Gage, two persons chosen by the Company and a fifth member appointed by Drs. Weissman and Gage, subject to the reasonable approval of the Company. Increases in stem cell research funding of not more than 25% a year approved by the Committee will be funded by CytoTherapeutics (although CytoTherapeutics also retains the right to fund such programs at a higher level) for as long as the goals of the Research Plan are being met, provided, however, that CytoTherapeutics will retain the option of
(i) ceasing or reducing neural stem research even if all Research Plan goals are being met by accelerating the vesting of all still-achievable performance-based options granted to Drs. Weissman and Gage and other scientists and (ii) ceasing or reducing non-neural stem cell research even if all Research Plan goals are being met by affording StemCells' scientific founders the opportunity to continue development of the non-neural stem research by licensing the technology related to such research to them in exchange for a payment to CytoTherapeutics equal to all funding for such research, plus royalty payments.

CORPORATE COLLABORATIONS

ASTRAZENECA PLC

    In March 1995, CytoTherapeutics signed a collaborative research and development agreement with Astra (later AstraZeneca plc) for the development and marketing of certain encapsulated-cell products to treat pain. Under the agreement, the Company conducted research and development and received approximately $42 million, including research and development funding, through June 1999 when, as noted above (SEE WIND-DOWN OF ENCAPSULATED CELL THERAPY RESEARCH AND DEVELOPMENT PROGRAMS), Astra exercised its right to terminate the agreement. (SEE ALSO LIQUIDITY AND CAPITAL RESOURCES UNDER MANAGEMENT'S

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND
NOTE 15--"RESEARCH AGREEMENTS" TO THE ACCOMPANYING FINANCIAL STATEMENTS.)

MODEX THERAPEUTIQUES SA

    In July 1996, CytoTherapeutics, together with certain founding scientists, established Modex Therapeutiques SA ("Modex"), a Swiss biotherapeutics company, to pursue extensions of CytoTherapeutics' broad-based, encapsulated-cell technology for certain applications outside the central nervous system. Modex, headquartered in Lausanne, Switzerland, was formed to integrate technologies developed at three universities in Lausanne (the University of Lausanne, the Centre Hospitalier Universitaire Vaudois, and the Ecole Polytechnique Federale de Lausanne), at the Albert Einstein College of Medicine of Yeshiva University in New York City, and at CytoTherapeutics, to develop products to treat non-CNS diseases such as diabetes, obesity and anemia. In October 1997, the Company completed a series of transactions that resulted in the establishment of Modex as an independent company in which CytoTherapeutics has an equity position of approximately 17%. The pre-existing Cross License Agreement between the Company and Modex, which concerned encapsulated cell technology, was assigned to Neurotech, S.A. in December 1999 as part of the divestiture of the Company's ECT.

SIGNAL PHARMACEUTICALS, INC.

    In December 1997, StemCells California, Inc. entered into two license agreements with Signal Pharmaceuticals, Inc. under which each party licensed to the other certain patent rights and biological materials for use in defined fields. An initial disagreement as to the interpretation of the rights licensed to StemCells California, Inc. was resolved by the parties, and the agreements are operating in accordance with their terms.

GENENTECH, INC.

    In November 1996, the Company signed collaborative development and licensing agreements with Genentech relating to the development of products using the Company's encapsulated cell therapy technology to deliver certain of Genentech's proprietary growth factors to treat Parkinson's disease, Huntington's disease and amyotrophic lateral sclerosis ("ALS").

    Under the terms of the agreement for Parkinson's disease, Genentech had the right, in its discretion, to terminate the Parkinson's program at specified milestones in the program, and on May 21, 1998, Genentech exercised its right to terminate the Parkinson's collaboration. Pursuant to the terms of the Parkinson's Agreement, upon termination Genentech demanded that the Company redeem, at a price of $10.01 per share, certain shares of the Company's redeemable Common Stock held by Genentech, in an amount equal to the amount of funds invested by Genentech to acquire such stock less the amount expended by the Company on the terminated program, a difference of approximately
$3.1 million. In March 2000, the Company announced a settlement of this claim at no cost to the Company. The Huntington's disease and ALS agreements have been terminated as well. (FOR FURTHER DETAILS AND INFORMATION REGARDING THIS SETTLEMENT, SEE LIQUIDITY AND CAPITAL RESOURCES UNDER MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.)

LICENSE AGREEMENTS AND SPONSORED RESEARCH AGREEMENTS

NEUROSPHERES, LTD.

    In March 1994, the Company entered into a Contract Research and License Agreement with NeuroSpheres, Ltd. Under the agreement, the Company obtained from NeuroSpheres an exclusive, worldwide, royalty-bearing license for the commercial development and use of certain neural stem cells for transplantation to treat human disease. In 1997, the Company settled a dispute that arose between it and NeuroSpheres under the agreement. Pursuant to the settlement, the Company obtained an exclusive patent license from NeuroSpheres in the field of transplantation, subject to a limited right of NeuroSpheres to purchase a nonexclusive license from the Company. Such right was not exercised by Neurospheres and expired in April 1998. The Company and NeuroSpheres have no further research obligations to one another. The Company has developed additional intellectual property relating to the subject matter of the license.

STATE OF RHODE ISLAND

    In 1989, the Company entered into an agreement with the State of Rhode Island pursuant to which the Rhode Island Partnership for Science and Technology ("RIPSAT"), an agency of the State, reimbursed the Company $1,172,000 for certain research activities the Company funded at Brown University. Under the terms of this grant, the Company is obligated to pay royalties ranging from three to five percent of revenues from products developed under the agreement, to a maximum of $1,758,000. In July 1999, when the Company announced its plans to proceed no further with its ECT research, wind down its operations in Rhode Island and relocate its research activities and corporate headquarters to Sunnyvale, California, RIPSAT alleged that the Company was in default under this funding agreement. While the Company believed that it was not in default, in March 2000, the Company entered into a settlement of the claim. (FOR FURTHER DETAILS AND INFORMATION REGARDING THIS SETTLEMENT, SEE LIQUIDITY AND CAPITAL RESOURCES UNDER MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.)

ACADEMIC RELATIONSHIPS

    The Company and its wholly owned subsidiary, StemCells California, Inc., have entered into a number of research and/or license agreements with academic organizations. These research agreements provide that the Company will fund certain research costs and, in return, will have a license or an option for a license to the resulting inventions. Under these license agreements, the Company and/or StemCells California, Inc. will typically be subject to obligations of due diligence and the requirement to pay royalties on products that use patented technology licensed under such agreements.

CYTOTHERAPEUTICS, INC.

    The Company has historically expended substantial sums to support academic research programs. However, with the decision by the Company to abandon its further research and development of its encapsulated cell therapy technology the Company terminated its academic collaborations with Brown University and Dr. Patrick Aebischer at the Centre Hospitalier Universitaire Vaudois in Switzerland. Research and development expenses paid in connection with these collaborations aggregated approximately $156,600, $701,000 and $1,326,000 for the years ended December 31, 1999, 1998, and 1997, respectively. The Company also has a number of collaborative relationships with other academic institutions and academic researchers.

STEMCELLS CALIFORNIA, INC.

    StemCells California, Inc. has entered into a number of research agreements with academic institutions. Under Sponsored Research Agreements with The Scripps Research Institute and Oregon Health Sciences University, StemCells
California, Inc. funded certain research (in the amounts of approximately $77,000 and $28,000 in 1997, $307,000 and $251,000 in 1998, and $309,000 and
$172,000 in 1999, for Scripps and Oregon respectively) in return for licenses or options to license the inventions resulting from such research. StemCells California, Inc. has also entered into license agreements with the California Institute of Technology. All of these agreements relate largely to stem or progenitor cells and or to processes and methods for the isolation, identification, expansion or culturing of stem or progenitor cells.

MANUFACTURING

    The keys to successful commercialization of neural stem/progenitor cells are expected to include efficacy, safety, and consistency of the product and economy of the process. The Company expects to address these issues by appropriate testing and banking representative vials of large-scale cultures. Commercial production is expected to involve expansion of banked cells and packaging them in an appropriate container(s) after formulating the cells in an effective carrier (which may also be used to affect the stability and engrafting of the stem cells or their progeny). Because of the early stage of the Company's stem/progenitor cell programs, the issues that will affect manufacture of stem/progenitor cell products are relatively unclear at this juncture.

MARKETING

    The Company expects to market and sell its products primarily through co-marketing, licensing or other arrangements with third parties. The Company does not have experience in sales, marketing or distribution and does not expect to develop such capabilities in the near future. Generally, the Company intends to have the marketing of its products undertaken by partners, although the Company may seek to retain limited marketing rights in specific markets, particularly where the product may be addressed by a specialty or niche sales force.

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

    The Company has exclusive or non-exclusive rights to a portfolio of patents and patent applications related to various stem and progenitor cells and methods of deriving and using them. These patents and patent applications relate mainly to compositions of matter, methods of obtaining such cells, and methods for preparing, transplanting and utilizing such cells. Currently, the Company's U.S. patent portfolio in the stem cell therapy area includes 16 issued U.S. patents, with an additional eight patent applications pending, four of which have been allowed and are awaiting issuance.

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

    A number of pharmaceutical, biotechnology and other companies, universities and research institutions have filed patent applications or have been issued patents relating to cell therapy, stem cells and other technologies potentially relevant to or required by the Company's expected products. The Company cannot predict which, if any, of such applications will issue as patents or the claims that might be allowed. The Company is aware that a number of companies have filed applications relating to stem cells. The Company is also aware of a number of patent applications and patents claiming use of genetically modified cells to treat disease, disorder or injury. The Company is aware of two patents issued to a competitor claiming certain methods for treating defective, diseased or damaged cells in the mammalian CNS by grafting genetically modified donor cells from the same mammalian species.

    If third party patents or patent applications contain claims infringed by the Company's technology and such claims or claims in issued patents are ultimately determined to be valid, there can be no assurance that the Company would be able to obtain licenses to these patents at a reasonable cost, if at all, or be able to develop or obtain alternative technology. If the Company is unable to obtain such licenses at a reasonable cost, it may be adversely affected. There can be no assurance that the Company will not be obliged to defend itself in court against allegations of infringement of third party patents. Patent litigation is very expensive and could consume substantial resources and create significant uncertainties. An adverse outcome in such a suit could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties, or require the Company to cease using such technology.

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

    The Company has obtained rights from universities and research institutions to technologies, processes and compounds that it believes may be important to the development of its products. These agreements typically require the Company to pay license fees, meet certain diligence obligations and, upon commercial introduction of certain products, pay royalties. These include exclusive license agreements with NeuroSpheres, The Scripps Institute, the California Institute of Technology and the Oregon Health Sciences University to certain patents and know-how regarding present and certain future developments in neural and pancreatic stem cells. The Company's licenses may be canceled or converted to non-exclusive licenses if the Company fails to use the relevant technology or the Company breaches its agreements. Loss of such licenses could expose the Company to the risks of third party patents and/or technology. There can be no assurance that any of these licenses will provide effective protection against the Company's competitors.

COMPETITION

    While in some instances the targeted disease states for the Company's initial products currently have no effective long-term therapies, the Company's initial products are expected to compete with a variety of therapeutic products and procedures. Major pharmaceutical companies currently offer a number of pharmaceutical products to treat neurodegenerative, pancreatic and liver diseases, and other diseases for which the Company's technologies may be applicable. The Company believes that its products, if successfully developed, will compete with these products principally on the basis of improved and extended efficacy and safety and the overall economic benefit to the health care system offered by such products. However, many other pharmaceutical and biotechnology companies are investigating new drugs and therapeutic approaches to treat neurodegenerative, pancreatic and liver diseases, which may achieve new and better efficacy profiles, extend the therapeutic window for such products, alter the prognosis of these diseases or prevent their onset.

    The market for therapeutic products that address degenerative diseases is large, and competition is intense and is expected to increase. The Company's most significant competitors are expected to be fully integrated pharmaceutical companies and more established biotechnology companies. Such competitors have significant resources and expertise in research and development, manufacturing, testing, obtaining regulatory approvals and marketing and also have significantly greater capital resources. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical or biotechnology companies. Many of these competitors have significant products approved or in development that could be competitive with the Company's potential products, and also operate large, well-funded research and development programs. In addition, the Company competes with other companies and institutions for highly qualified scientific and management personnel.

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

    There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than those being developed by the Company or that would render the Company's technology obsolete or non-competitive. The Company may also face competition from companies that have filed patent applications relating to the use of genetically modified cells to treat disease, disorder or injury. The Company may be required to seek licenses from these competitors in order to commercialize certain of its proposed products and there can be no assurance that the Company will be able to obtain such licenses at a reasonable cost, if at all.

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

    Clinical trials involve the evaluation of the product in healthy volunteers or, as may be the case with the Company's potential products, in a small number of patients under the supervision of a qualified physician. Clinical trials are conducted in accordance with protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Any product administered in a U.S. clinical trial must be manufactured in accordance with clinical Good Manufacturing Practices ("cGMP") determined by the FDA. Each protocol is submitted to the FDA as part of the IND. The protocol for each clinical study must be approved by an independent Institutional Review Board ("IRB") at the institution at which the study is conducted and the informed consent of all participants must be obtained. The IRB will consider, among other things, the existing information on the product, ethical factors, the safety of human subjects, the potential benefits of therapy and the possible liability of the institution.

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

    The FDA has published a "Proposed Approach to Regulation of Cellular and Tissue-Based Products" which relates to the use of human cells. The Company cannot presently determine the effects of that approach or what other regulatory actions might be taken. Restrictions on the testing or use of cells, whether human or non-human, as human therapeutics could adversely affect the Company's product development programs and the Company itself and could prevent the Company from producing and/or selling certain products or make the cost of production by the Company prohibitively high.

    In addition to safety regulations enforced by the FDA, the Company is also subject to regulations under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances

Control Act and other present and potential future supranational, foreign, Federal, state and local regulations.

    Outside the United States, the Company will be subject to regulations which govern the import of drug products from the United States or other manufacturing sites and foreign regulatory requirements governing human clinical trials and marketing approval for its products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursements vary widely from country to country. In particular, the European Union ("EU") is revising its regulatory approach to high tech products and representatives from the United States, Japan and the EU are in the process or harmonizing and making more uniform the regulations for the registration of pharmaceutical products in these three markets. Although certain of such proposals have been adopted, the Company cannot anticipate what effect the adoption of the final forms of this harmonization or the changes to the EU high tech procedure may have.

REIMBURSEMENT AND HEALTH CARE COST CONTROL

    The Company's ability to commercialize products successfully may depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health insurers and others both in the United States and abroad. Significant uncertainty exists as to the reimbursement status of newly approved health care products. Reimbursement limitations or prohibitions with respect to any product developed by the Company could adversely affect the Company's ability to establish and maintain price levels sufficient for realization of an appropriate return on its investment in developing new therapies. Government and other third party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new therapeutic products approved for marketing by the FDA and by refusing, in some cases, to provide any coverage for uses of approved products for disease indications for which the FDA has not granted marketing approval. If adequate coverage and reimbursement levels are not provided by third party payors for uses of the Company's therapeutic products, the market acceptance of these products would be adversely affected.

    The revenues and profitability of health care-related companies may be affected by the continuing efforts of governmental and third party payers to contain or reduce the cost of health care through various means. For example, in certain foreign markets pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, there have been, and the Company expects that there will continue to be, a number of Federal and state proposals to implement government control over health care costs. Efforts at healthcare reform are likely to continue in future legislative sessions. It is uncertain what legislative proposals will be adopted or what actions Federal, state or private payers for healthcare goods and services may take in response to healthcare reform proposals of legislation. The Company cannot predict the effect healthcare reforms may have on its business. Any such reforms as well as the uncertainty their proposal engenders could have a material adverse effect on the Company.

EMPLOYEES

    As of March 20, 1999, the Company had 21 full- and part-time employees (including two contract employees), of whom four have Ph.D. degrees. Approximately 14 employees work in research and development and laboratory support services. A number of the Company's employees have held positions with other biotechnology or pharmaceutical companies or have worked in university research programs. No employees are covered by collective bargaining agreements.

SCIENTIFIC ADVISORY BOARD

    Members of the Company's Scientific Advisory Board provide the Company with strategic guidance in regard to its research and product development programs, as well as assistance in recruiting employees and collaborators. Each Scientific Advisory Board member has entered into a consulting agreement with the Company. These consulting agreements typically specify the compensation to be paid to the consultant and require that all information about the Company's products and technology be kept confidential. All of the Scientific Advisory Board members are employed by employers other than the Company and may have commitments to or consulting or advising agreements with other entities which may limit their availability to the Company. The Scientific Advisory Board members have generally agreed, however, for so long as they serve as consultants to the Company, not to provide any services to any other entities which would conflict with the services the member provides to the Company. Members of the Scientific Advisory Board offer consultation on specific issues encountered by the Company as well as general advice on the directions of appropriate scientific inquiry for the Company. In addition, certain Scientific Advisory Board members assist the Company in assessing the appropriateness of moving the Company's projects to more advanced stages. The following persons are members of the Company's Scientific Advisory
Board:

    - Irving L. Weissman, M.D., is the Karel and Avice Beekhuis Professor of Cancer Biology, Professor of Pathology and Professor of Developmental Biology at Stanford University. Dr. Weissman is a cofounder of SyStemix, Inc., and Chairman of the Scientific Advisory Board of
      SyStemix, Inc. He has served on the Scientific Advisory Boards of
      Amgen Inc., DNAX and T-Cell Sciences, Inc. Dr. Weissman is Chairman of the Scientific Advisory Board of CytoTherapeutics.

    - David J. Anderson, Ph.D., is Professor of Biology, California Institute of Technology, Pasadena, California and Investigator, Howard Hughes Medical Institute.

    - Fred H. Gage, Ph.D., is Professor, Laboratory of Genetics, The Salk Institute for Biological Studies, La Jolla, California and Adjunct Professor, Department of Neurosciences, University of California, San Diego, California.

ITEM 2. PROPERTIES

    The Company's current research laboratories and administrative offices are located in a leased 7,950 square-foot multipurpose building housing wet labs, specialty research areas and administrative offices located in Sunnyvale, California. The facilities are leased pursuant to lease agreements expiring August 31, 2001, with the Company having certain renewal options. The Company's current facilities are expected to be sufficient to accommodate its needs at least through the end of 2000.

    The Company continues to be the lessee of the following facilities in Lincoln, Rhode Island obtained in connection with its former encapsulated cell technology: its former research laboratory and corporate headquarters building which contains 65,000 square feet of wet labs, specialty research areas and administrative offices held on a fifteen-year lease agreement, as well as a 21,000 square-foot pilot manufacturing facility and a 3,000 square-foot cell processing facility financed by bonds issued by the Rhode Island Industrial Facilities Corporation. The Company is actively seeking to sublease, assign or sell its interests in these properties.

ITEM 3. LEGAL PROCEEDINGS

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

    The Common Stock of CytoTherapeutics is traded on the National Market System of NASDAQ under the Symbol CTII. The quarterly ranges of high and low sales prices since January 1, 1997 are shown below:

2000                                                              HIGH            LOW
----                                                          -------------   ------------
First Quarter (through March 20, 2000)......................  $20             $1 3/8

1999                                                              HIGH            LOW
------------------------------------------------------------  -------------   ------------
Fourth Quarter..............................................  $ 1 5/8         $1
Third Quarter...............................................  $ 2 3/8         $ 11/16
Second Quarter..............................................  $ 1 3/8         $ 17/32
First Quarter...............................................  $ 1 25/32       $1 5/32

1998                                                              HIGH            LOW
------------------------------------------------------------  -------------   ------------
Fourth Quarter..............................................  $ 2 17/32       $ 26/32
Third Quarter...............................................  $ 1 19/32       $ 29/32
Second Quarter..............................................  $ 3 7/16        $1 1/16
First Quarter...............................................  $ 4 3/8         $2 1/2

1997                                                              HIGH            LOW
------------------------------------------------------------  -------------   ------------
Fourth Quarter..............................................  $ 7 5/8         $3 7/16
Third Quarter...............................................  $ 6 1/4         $4 5/8
Second Quarter..............................................  $ 8 3/4         $4 3/4
First Quarter...............................................  $11 3/8         $7 1/2

    No cash dividends have been declared on the Common Stock since the Company's inception.

    As of March 20, 2000, there were approximately 279 holders of record of the Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

                                                            YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                1999       1998       1997       1996       1995
                                              --------   --------   --------   --------   --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA
Revenue from collaborative agreements.......  $  5,022   $  8,803   $ 10,617   $  7,104   $11,761
Research and development expenses...........     9,991     17,659     18,604     17,130    14,730
Acquired research and development...........                           8,344
Wind-down expenses..........................     6,048
Net loss....................................   (15,709)   (12,628)   (18,114)   (13,759)   (8,891)
Basic and diluted net loss per share........     (0.84)     (0.69)     (1.08)     (0.89)    (0.69)
Shares used in computing basic and diluted
  net loss per share........................    18,706     18,291     16,704     15,430    12,799

                                                                  DECEMBER 31,
                                              ----------------------------------------------------
                                                1999       1998       1997       1996       1995
                                              --------   --------   --------   --------   --------
                                                (IN THOUSANDS)
BALANCE SHEET DATA
Cash, cash equivalents and marketable
  securities................................  $  4,760   $ 17,386   $ 29,050   $ 42,607   $44,192
Total assets................................    16,081     32,866     44,301     58,397    56,808
Long-term debt, including capitalized
  leases....................................     2,937      3,762      4,108      8,223     5,441
Redeemable common stock.....................     5,249      5,249      5,583      8,159
Stockholders' equity........................     3,506     17,897     28,900     34,747    45,391

\

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of the financial condition and results of operations of CytoTherapeutics, Inc. should be read in conjunction with the accompanying financial statements and the related footnotes thereto.

    The statements contained in this report, other than statements of historical fact, constitute forward-looking statements. Such statements include, without limitation, all statements as to expectation or belief and statements as to the Company's future results of operations, the progress of the Company's research and product development programs, the need for, and timing of, additional capital and capital expenditures, partnering prospects, the need for additional intellectual property rights, effects of regulations, the need for additional facilities and potential market opportunities. The Company's actual results may vary materially from those contained in such forward-looking statements because of risks to which the Company is subject, such as failure to obtain a corporate partner or partners to support the development of the Company's stem cell programs, the Company's ability to sell, assign or sublease its interest in its facilities related to its encapsulated cell technology program, risks of delays in research, development and clinical testing programs, obsolescence of the Company's technology, lack of available funding, competition from third parties, intellectual property rights of third parties, failure of the Company's collaborators to perform, regulatory constraints, litigation and other risks to which the Company is subject. See "Cautionary Factors Relevant to Forward-Looking-Information" filed herewith as Exhibit 99 and incorporated herein by reference.

OVERVIEW

    Since its inception in August 1988, the Company has been primarily engaged in research and development of human therapeutic products. No revenues have been derived from the sale of any products, and the Company does not expect to receive revenues from product sales for at least several years. The Company has not commercialized any product and in order to do so it must, among other things, substantially increase its research and development expenditures as research and product development efforts accelerate and clinical trials are initiated. The Company has incurred annual operating losses since inception and expects to incur substantial operating losses in the future. As a result, the Company is dependent upon external financing from equity and debt offerings and revenues from collaborative research arrangements with corporate sponsors to finance its operations. There can be no assurance that such financing or partnering revenues will be available when needed or on terms acceptable to the Company. The Company's results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future due to the occurrence of material, nonrecurring events, including without limitation, the receipt of one-time, nonrecurring licensing payments, the initiation or termination of research collaborations and the winding down of terminated research and development programs.

RESULTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

    Revenues from collaborative agreements totaled $5,022,000, $8,803,000 and $10,617,000 for the years ending December 31, 1999, 1998 and 1997, respectively. Revenues were earned primarily from a Development, Marketing and License Agreement with AstraZeneca Group plc, which was signed in March 1995 (the "Astra Agreement"). The decrease in revenues from 1998 to 1999 resulted primarily from the June 1999 termination of the Astra Agreement. 1997 revenues included a $3,000,000 milestone payment from Astra related to the Phase II clinical program for the Company's pain control implant.

    Research and development expenses totaled $9,984,000 in 1999, as compared to $17,659,000 in 1998 and $18,604,000 in 1997. The decrease of $7,668,000, or 43%, from 1998 to 1999 was primarily attributable to the wind-down of research activities relating to the Company's encapsulated cell technology, precipitated by termination of the Astra Agreement. The decrease of $945,000, or 5%, from 1997 to 1998 was primarily attributable to a reduction in spending on research agreements and a reduction in research and development personnel.

    Acquired research and development consists of a one-time charge of $8,344,000 related to the acquisition of StemCells California, Inc., in 1997. Commercialization of this technology will require significant incremental research and development expenses over a number of years. With the recent completion of the restructuring of the Company's research operations, the Company is now focused solely on the research and development of its platform stem cell technology, which encompasses the technology acquired upon the acquisition of StemCells California, Inc. and related technology developed or licensed in by the Company.

    General and administrative expenses were $4,927,303 for the year ended December 31, 1999, compared with $4,603,000 in 1998 and $6,158,000 in 1997. Due to the wind-down of the Company's encapsulated cell technology and relocation of the Company's headquarters in October, the 1999 expenses are less than they would have been had these events not occurred. The reduction of $1,555,000, or 25%, from 1997 to 1998 was primarily attributable to a reduction in legal fees, recruiting and relocation expenses, as well as a reduction in employees.

    Wind-down expenses totaled $6,047,806 for the year ended December 31, 1999; no such expenses were incurred in 1998 and 1997. These expenses relate to the wind-down of the Company's encapsulated cell technology research and the Company's other Rhode Island operations, the transfer of the Company's corporate headquarters to Sunnyvale, California and an accrual for the Company's estimate of the costs of settlement of a 1989 funding agreement with the Rhode Island Partnership for Science and Technology ("RIPSAT").

    Interest income for the years ended December 31, 1999, 1998 and 1997 totaled $564,000, $1,254,000 and $1,931,000, respectively. The average cash and investment balances were $10,663,000, $21,795,000 and $33,343,000 in 1999, 1998 and 1997, respectively. The decrease in interest income from 1997 to 1998 to 1999 was attributable to lower average balances.

    In 1999, interest expense was $335,000, compared with $472,000 in 1998 and $438,000 in 1997. The decrease from 1998 to 1999 was attributable to lower outstanding debt and capital lease balances. The increase from 1997 to 1998 was primarily attributable to capitalization of $210,000 of interest on the new facility in 1997.

    In October 1997, the Company recognized a gain in the amount of $3,387,000 related to the sale of 50 percent of the Company's interest in Modex Therapeutiques.

    The net loss in 1999, 1998 and 1997 was $15,709,000, $12,628,000, and
$18,114,000, respectively. The loss per share was $0.84, $.69 and $1.08 in 1999, 1998 and 1997, respectively. The increase from 1998 to 1999 is primarily attributable to the elimination of revenue from the Astra Agreement, which was terminated in June 1999, as well as expenses related to the wind-down of the Company's encapsulated cell technology researchand its other Rhode Island operations, the transfer of the Company's corporate headquarters to Sunnyvale, California and an accrual for the Company's estimate of the costs of settlement of a funding agreement with RIPSAT. The decrease from 1997 to 1998 was attributable to a one-time charge of $8,344,000 for acquired research and development related to the purchase of StemCells California, Inc. offset by a $3,387,000 gain on a partial sale of the Company's interest in Modex in 1997.

LIQUIDITY AND CAPITAL RESOURCES

    Since its inception, the Company has financed its operations through the sale of common and preferred stock, the issuance of long-term debt and capitalized lease obligations, revenues from collaborative agreements, research grants and interest income.

    The Company had unrestricted cash and cash equivalents totaling $4,760,000 at December 31, 1999. Cash and cash equivalents are invested in money market accounts in institutions insured by the FDIC.

    The Company's liquidity and capital resources have been and will continue to be significantly affected by the Company's relationship with corporate partners.

    In March 1995, the Company signed a collaborative research and development agreement with AstraZeneca for the development and marketing of certain encapsulated-cell products to treat pain. AstraZeneca made an initial, nonrefundable payment of $5,000,000, included in revenue from collaborative agreements in 1995, a milestone payment of $3,000,000 in 1997 and was to remit up to an additional $13,000,000 subject to achievement of certain development milestones. Under the agreement, the Company was obligated to conduct certain research and development pursuant to a four-year research plan agreed upon by the parties. Over the term of the research plan, the Company originally expected to receive annual payments of $5 million to $7 million from AstraZeneca, which was to approximate the research and development costs incurred by the Company under the plan. Subject to the successful development of such products and obtaining necessary regulatory approvals, AstraZeneca was obligated to conduct all clinical trials of products arising from the collaboration and to seek approval for their sale and use. AstraZeneca had the exclusive worldwide right to market products covered by the agreement. Until the later of either the expiration of all patents included in the licensed technology or a specified fixed term, the Company was entitled to a royalty on the worldwide net sales of such products in return for the marketing license granted to AstraZeneca and the Company's obligation to manufacture and supply products. AstraZeneca had the right to terminate the original agreement beginning April 1, 1998. On June 24, 1999, AstraZeneca informed the Company of the results of AstraZeneca's analysis of the double-blind, placebo-controlled trial of the Company's encapsulated bovine cell implant for the treatment of severe, chronic pain in cancer patients. AstraZeneca determined that, based on criteria it established, the results from the 85-patient trial did not meet the minimum statistical significance for efficacy established as a basis for continuing worldwide trials for the therapy. AstraZeneca therefore indicated that it did not intend to further develop the bovine cell-containing implant therapy and exercised its right to terminate the agreement. (SEE ALSO NOTE 15--"RESEARCH AGREEMENTS" TO THE ACCOMPANYING FINANCIAL STATEMENTS)

    In the third quarter of 1999, the Company announced restructuring plans for the wind-down of operations relating to its encapsulated cell technology and to focus its resources on the research and development of its proprietary stem cell technology platform. The Company terminated approximately 68 full time employees and, in October 1999, relocated its corporate headquarters to Sunnyvale, California. The Company recorded approximately $5.7 million of wind-down expenses including employee separation and relocation costs during 1999.

    On December 30, 1999 the Company sold its encapsulated cell technology ("ECT") to Neurotech S.A. for a payment of $3,000,000, royalties on future product sales, and a portion of certain Neurotech revenues from third parties in return for the assignment to Neurotech of intellectual property assets relating to ECT. In addition, the Company retained certain non-exclusive rights to use ECT in combination with its proprietary stem cell technology and in the field of vaccines for prevention and treatment of infectious diseases. The Company received $2,800,000 of the initial payment on January 3, 2000 with a remaining balance of $200,000 placed in escrow, to be received by the Company upon demonstration satisfactory to Neurotech that certain intellectual property is not subject to other claims.

    As part of the Company's restructuring of its operations and relocation of its corporate headquarters to Sunnyvale, California, the Company identified a significant amount of excess fixed assets. In December of 1999, the Company completed the disposition of those excess fixed assets, from which it received more than $746,000. These proceeds are expected to be used to fund the Company's continuing operations.

    In July 1999, the Rhode Island Partnership for Science and Technology ("RIPSAT") alleged that the Company was in default under a June, 1989 Funding Agreement (the "Funding Agreement"), and demanded payment of approximately
$2.6 million. While the Company believes it was not in default under the Funding Agreement, the Company deemed it best to resolve the dispute without litigation and, on March 3, 2000, entered into a settlement agreement with RIPSAT, the Rhode Island Industrial Recreational Building Authority ("IRBA") and the Rhode Island Industrial Facilities Corporation ("RIIFC"). The Company agreed to pay RIPSAT $1,172,000 in full satisfaction of all obligations of the Company to RIPSAT under the Funding Agreement. At the same time, IRBA agreed to return to the Company the full amount of the Company's debt service reserve ("Reserve Funds"), comprising approximately $610,000 of principal and interest, relating to the bonds the Company has with IRBA and RIIFC. The Reserve Funds were transferred directly to RIPSAT, so the net cash paid by the Company was approximately $562,000. The Company made this payment in March of 2000.

    The Company's liquidity and capital resources could have also been affected by a claim by Genentech, Inc., arising out of the their collaborative development and licensing agreement relating to the development of products for the treatment of Parkinson's disease; in the event, however, the claim was resolved with no effect on the Company's resources. On May 21, 1998, Genentech exercised its right to terminate the Parkinson's collaboration and demanded that the Company redeem, for approximately $3,100,000, certain shares of the Company's redeemable Common Stock held by Genentech. Genentech's claim was based on provisions in the agreement requiring the Company to redeem, at the price of $10.01 per share, the shares representing the difference between the funds invested by Genentech to acquire such stock and the amount expended by the Company on the terminated program less an additional $1,000,000. In March 2000, the Company and Genentech entered into a Settlement Agreement under which Genentech released the Company from any obligation to redeem any shares of the Company's Common Stock held by Genentech, without cost to the Company. Accordingly, the $5.2 million of redeemable common stock shown as a liability in the Company's December 31, 1999 balance sheet will be transferred to equity in March 2000, and use of the Company's liquidity and capital resources will not be necessary. The Company and Genentech also agreed that all collaborations between them were terminated, and that neither had any rights to the intellectual property of the other.

    The Company continues to have substantial outstanding obligations in regard to its facilities in Lincoln, Rhode Island, including lease payments and operating costs of approximately $950,000 per year associated with its former research laboratory and corporate headquarters building, and debt service payments and operating costs of approximately $1,000,000 per year with respect to its pilot manufacturing and cell processing facility. The Company is actively seeking to sublease, assign or sell its interests in these facilities, but there can be no assurance that the Company will succeed in these efforts within a reasonable time period; if it does not, this will have a material adverse effect on the Company's liquidity and capital resources.

    In May 1996, the Company secured an equipment loan facility with a bank (the "Lender") in the amount of $2,000,000 (the "Credit Facility"). On August 5, 1999 the Company made a payment of approximately $752,000 of principal and interest to the Lender to retire the Credit Facility rather than seek a waiver by the Lender of the Company's violation of a loan covenant requiring the Company to maintain unrestricted liquidity in an amount equal to or in excess of $10 million.

    On April 13, 2000, the Company completed arrangements to sell 1,500 shares of 6% cumulative convertible preferred stock plus a warrant for 75,000 shares of the Company's common stock to a member of its Board of Directors for $1,500,000, on terms more favorable than it was able to obtain from outside investors. The shares are convertible at the option of the holder into common stock at a price to be determined by reference to the price of the Company's common stock for a period approximately from

April 12, 2000 through the twentieth trading day following the filing of this Form 10-K. The conversion price may be below the trading market price of the stock at the time of conversion. The holder of the preferred stock has liquidation rights equal to his original investment plus accrued but unpaid dividends. The investor would be entitled to make additional investments in the Company on the same terms as those on which the Company completes offerings of its securities with third parties within 6 months, if any such offerings are completed. If offerings totalling at least $6 million are not completed during the 6 months, the investor has the right to acquire up to 1,500 additional shares of convertible preferred stock at a pre-determined per share. Any unconverted preferred stock is converted, at the applicable conversion price, on April 13, 2002 in the case of the original stock and two years after the first acquisition of any of the additional 1,500 shares, if any are acquired. The warrant expires on April 13, 2005. As a result of this transaction, the Company has adequate resources to fund its operations into the first quarter of 2001.

    The Company has limited liquidity and capital resources and must obtain significant additional capital resources in the near future in order to sustain its product development efforts. Substantial additional funds will be required to support the Company's research and development programs, for acquisition of technologies and intellectual property rights, for preclinical and clinical testing of its anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities and for general and administrative expenses. The Company's ability to obtain additional capital will be substantially dependent on its ability to obtain partnering support for its stem cell technology and, in the near term, on its ability to realize proceeds from the sale, assignment or sublease of its facilities in Rhode Island. There can be no assurance that the Company will succeed in any or all of these efforts, and failure to do so will have a material adverse effect on the Company's liquidity and capital resources. Until the Company's operations generate significant revenues from product sales, the Company must rely on cash reserves and proceeds from equity and debt offerings, proceeds from the transfer or sale of its intellectual property rights, equipment or facilities, government grants and funding from collaborative arrangements, if obtainable, to fund its operations.

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

    While the Company's cash requirements may vary, as noted above, the Company currently expects that its existing capital resources and income earned on invested capital will be sufficient to fund its operations into the first quarter of 2001. This situation may change, however, depending on numerous factors.

YEAR 2000

    The Company tested its material software applications to determine whether each program was prepared to accommodate date information for the year 2000 and beyond, and found them to be year 2000 compliant. The Company also tested the status of its facilities systems such as phones, voice mail, heating/ air conditioning, electricity and security systems and its laboratory and manufacturing equipment, and polled its major suppliers and vendors, to determine if they are year 2000 compliant, again without identifying any problems. Company has not to date encountered any significant year 2000 problems, but is continuing to monitor for potential issues. The costs of testing and monitoring have been and are expected to continue to be immaterial to the Company's operating results, but there can be no assurance that no problem will reveal itself in the future, or that if a problem does occur it will not have an adverse effect on the Company's operations or financial results.

ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    As of the year ended December 31, 1999, the Company did not maintain any investments that were exposed to market risk from changes in interest rates or the fair market value of such investments. Interest rate risk with respect to the Company short and long-term debt is considered to be immaterial. As of the year ended December 31, 1999, the Company did not maintain any hedge positions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
CytoTherapeutics, Inc.

    We have audited the accompanying consolidated balance sheets of CytoTherapeutics, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in redeemable common stock and stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CytoTherapeutics, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

Providence, Rhode Island
April 14, 2000

                             CYTOTHERAPEUTICS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                  1999            1998
                                                              -------------   -------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $   4,760,064   $   7,864,788
  Marketable securities.....................................             --       9,520,939
  Accrued interest receivable...............................         42,212         206,609
  Other current assets......................................      3,000,000              --
                                                              -------------   -------------
Total current assets........................................      8,970,855      18,434,010
Property, plant and equipment, net..........................      5,251,376       8,356,009
Other assets, net...........................................      1,858,768       6,075,663
                                                              -------------   -------------
Total assets................................................  $  16,080,999   $  32,865,682
                                                              =============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $     631,315   $     710,622
  Accrued expenses..........................................      2,905,068       1,020,119
  Deferred revenue..........................................             --       2,500,000
  Current maturities of capitalized lease obligations.......        324,167         317,083
  Current maturities of long-term debt......................             --       1,000,000
                                                              -------------   -------------
Total current liabilities...................................      3,860,550       5,547,824
Capitalized lease obligations, less current maturities......      2,937,083       3,261,667
Long-term debt, less current maturities.....................                        500,000
Deposits....................................................         26,000              --
Deferred Rent...............................................        502,353         222,673
Commitments and contingencies
Redeemable common stock, $.01 par value; 524,337 shares
  issued and outstanding at December 31, 1999 and 1998......      5,248,610       5,248,610
Common stock to be issued...................................             --         187,500
Stockholders' equity:
  Convertible preferred stock, $.01 par value; 1,000,000
    shares authorized; no shares issued and outstanding.....             --              --
  Common stock, $.01 par value; 45,000,000 shares
    authorized; 18,635,565 and 17,800,323 shares issued and
    outstanding at December 31, 1999 and 1998,
    respectively............................................        186,355         178,003
  Additional paid-in capital................................    123,917,758     122,861,606
  Accumulated deficit.......................................   (119,372,710)   (103,664,084)
  Unrealized losses on marketable securities................             --          (5,198)
                                                              -------------   -------------
  Accumulated other comprehensive loss......................   (119,372,710)   (103,669,282)
                                                              -------------   -------------
  Deferred compensation.....................................     (1,225,000)     (1,472,919)
                                                              -------------   -------------
Total stockholders' equity..................................      3,506,403      17,897,408
                                                              -------------   -------------
Total liabilities and stockholders' equity..................  $  16,080,999   $  32,865,682
                                                              =============   =============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             CYTOTHERAPEUTICS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEAR ENDED DECEMBER 31,
                                                      ------------------------------------------
                                                          1999           1998           1997
                                                      ------------   ------------   ------------
Revenue from collaborative agreements...............  $  5,021,707   $  8,803,163   $ 10,617,443
Operating expenses:
  Research and development..........................     9,984,027     17,658,530     18,603,523
  Acquired research and development.................            --             --      8,343,684
  General and administrative........................     4,927,303      4,602,758      6,158,410
  Encapsulated Cell Therapy Wind down and Corporate
    Relocation......................................     6,047,806             --             --
                                                      ------------   ------------   ------------
                                                        20,959,136     22,261,288     33,105,617
                                                      ------------   ------------   ------------
Loss from operations................................   (15,937,429)   (13,458,125)   (22,488,174)
Other income (expense):
  Interest income...................................       564,006      1,253,781      1,931,260
  Interest expense..................................      (335,203)      (472,400)      (437,991)
  Gain on partial sale of Modex.....................            --             --      3,386,808
  Loss on sale/leaseback............................            --             --       (342,014)
  Loss on equity investment.........................            --             --       (105,931)
  Other income (expense)............................            --         48,914        (57,538)
                                                      ------------   ------------   ------------
                                                           228,803        830,295      4,374,594
                                                      ------------   ------------   ------------
Net loss............................................  $(15,708,626)  $(12,627,830)  $(18,113,580)
                                                      ============   ============   ============
Basic and diluted net loss per share................  $       (.84)  $       (.69)  $      (1.08)
                                                      ============   ============   ============
Shares used in computing basic and diluted net loss
  per share.........................................    18,705,838     18,290,548     16,704,144
                                                      ============   ============   ============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             CYTOTHERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE COMMON STOCK AND STOCKHOLDERS'
                               EQUITY (CONTINUED)

                                          REDEEMABLE
                                          COMMON STOCK                 COMMON STOCK         ADDITIONAL
                                          ----------------------   ---------------------     PAID-IN       ACCUMULATED
                                          SHARES       AMOUNT        SHARES      AMOUNT      CAPITAL         DEFICIT
                                          ------     -----------   ----------   --------   ------------   -------------
Balances, December 31, 1996.............   815,065   $ 8,158,798   15,614,333   $156,144   $107,649,659   $ (72,922,674)
Issuance of common stock................        --            --      307,548      3,074      1,552,432              --
Issuance of common stock under the stock
  purchase plan.........................        --            --       31,822        319        180,103              --
Deferred compensation recorded in
  connection with the granting of stock
  options...............................        --            --           --         --      1,750,000              --
Common stock issued pursuant to employee
  benefit plan..........................        --            --       25,588        256        169,196              --
Issuance of common stock--StemCells.....        --            --    1,219,381     12,194      7,381,206              --
Redeemable common stock lapses..........  (257,311)   (2,575,688)     257,311      2,573      2,573,115              --
Exercise of stock options...............        --            --       75,237        752        244,427              --
Deferred compensation--amortization and
  cancellations.........................        --            --       (5,000)       (50)       (27,294)             --
Change in unrealized losses on
  marketable securities.................        --            --           --         --             --              --
Change in cumulative translation
  adjustment............................        --            --           --         --             --              --
Net loss................................        --            --           --         --             --     (18,113,580)
Comprehensive loss......................
                                          --------   -----------   ----------   --------   ------------   -------------
Balances, December 31, 1997.............   557,754   $ 5,583,110   17,526,220   $175,262   $121,472,844   $ (91,036,254)

                                              OTHER COMPREHENSIVE
                                                    INCOME
                                          ---------------------------
                                           UNREALIZED
                                              GAINS
                                            (LOSSES)      CUMULATIVE                        TOTAL
                                          ON MARKETABLE   TRANSLATION     DEFERRED      STOCKHOLDERS'
                                           SECURITIES     ADJUSTMENTS   COMPENSATION       EQUITY
                                          -------------   -----------   -------------   -------------
Balances, December 31, 1996.............    $ 14,760       $(60,416)     $   (90,118)   $ 34,747,355
Issuance of common stock................          --             --               --       1,555,506
Issuance of common stock under the stock
  purchase plan.........................          --             --               --         180,422
Deferred compensation recorded in
  connection with the granting of stock
  options...............................          --             --       (1,750,000)             --
Common stock issued pursuant to employee
  benefit plan..........................          --             --               --         169,452
Issuance of common stock--StemCells.....          --             --               --       7,393,400
Redeemable common stock lapses..........          --             --               --       2,575,688
Exercise of stock options...............          --             --               --         245,179
Deferred compensation--amortization and
  cancellations.........................          --             --          137,298         109,954
Change in unrealized losses on
  marketable securities.................     (23,637)            --               --         (23,637)
Change in cumulative translation
  adjustment............................          --         60,416               --          60,416
Net loss................................          --             --               --     (18,113,580)
Comprehensive loss......................                                                 (18,076,081)
                                            --------       --------      -----------    ------------
Balances, December 31, 1997.............    $ (8,877)            --      $(1,702,820)   $ 28,900,155

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             CYTOTHERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE COMMON STOCK AND STOCKHOLDERS'
                               EQUITY (CONTINUED)

                                                                                                                      UNREALIZED
                                     REDEEMABLE                                                                          GAINS
                                     COMMON STOCK                 COMMON STOCK         ADDITIONAL                      (LOSSES)
                                     ----------------------   ---------------------     PAID-IN       ACCUMULATED    ON MARKETABLE
                                     SHARES       AMOUNT        SHARES      AMOUNT      CAPITAL         DEFICIT       SECURITIES
                                     ------     -----------   ----------   --------   ------------   -------------   -------------
Issuance of common stock...........        --            --           --         --             --              --           --
Issuance of common stock under the
  stock purchase plan..............        --            --       43,542   $    436   $     83,622
Deferred compensation recorded in
  connection with the granting of
  stock options....................        --            --           --         --             --              --           --
Common stock issued pursuant to
  employee benefit plan............        --            --       84,812        848        143,025              --           --
Issuance of common
  stock--StemCells.................        --            --      101,320      1,013        505,587              --           --
Redeemable common stock lapses.....   (33,417)     (334,500)      33,417        334        334,166              --           --
Exercise of stock options..........        --            --       11,012        110          1,254              --           --
Deferred compensation--amortization
  and cancellations................        --            --           --         --        321,108              --           --
Change in unrealized losses on
  marketable securities............        --            --           --         --             --              --        3,679
Net loss...........................        --            --           --         --             --     (12,627,830)          --
Comprehensive loss.................
                                     --------   -----------   ----------   --------   ------------   -------------     --------
Balances, December 31, 1998........   524,337   $ 5,248,610   17,800,323   $178,003   $122,861,606   $(103,664,084)    $ (5,198)
                                     ========   ===========   ==========   ========   ============   =============     ========


                                                         TOTAL
                                       DEFERRED      STOCKHOLDERS'
                                     COMPENSATION       EQUITY
                                     -------------   -------------
Issuance of common stock...........            --              --
Issuance of common stock under the
  stock purchase plan..............                  $     84,058
Deferred compensation recorded in
  connection with the granting of
  stock options....................            --              --
Common stock issued pursuant to
  employee benefit plan............            --         143,873
Issuance of common
  stock--StemCells.................            --         506,600
Redeemable common stock lapses.....            --         334,500
Exercise of stock options..........            --           1,364
Deferred compensation--amortization
  and cancellations................       229,901         551,009
Change in unrealized losses on
  marketable securities............            --           3,679
Net loss...........................            --     (12,627,830)
Comprehensive loss.................                   (12,624,151)
                                      -----------    ------------
Balances, December 31, 1998........   $(1,472,919)   $ 17,897,408
                                      ===========    ============

                             CYTOTHERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE COMMON STOCK AND STOCKHOLDERS'
                               EQUITY (CONTINUED)

                                                                                                                      UNREALIZED
                                     REDEEMABLE                                                                          GAINS
                                     COMMON STOCK                 COMMON STOCK         ADDITIONAL                      (LOSSES)
                                     ----------------------   ---------------------     PAID-IN       ACCUMULATED    ON MARKETABLE
                                     SHARES       AMOUNT        SHARES      AMOUNT      CAPITAL         DEFICIT       SECURITIES
                                     ------     -----------   ----------   --------   ------------   -------------   -------------
Issuance of common stock...........        --            --      196,213   $  1,962   $    318,221              --           --
Issuance of common stock under the
  stock purchase plan..............        --            --       57,398        574         41,619
Deferred compensation recorded in
  connection with the granting of
  stock options....................        --            --           --         --             --              --           --
Common stock issued pursuant to
  employee benefit plan............        --            --       90,798        908        102,502              --           --
Issuance of common
  stock--StemCells.................        --            --           --         --             --              --           --
Redeemable common stock lapses.....        --            --           --         --
Exercise of stock options..........        --            --      490,833      4,908        513,534              --           --
Deferred compensation--amortization
  and cancellations................        --            --           --         --         80,276              --           --
Change in unrealized losses on
  marketable securities............        --            --           --         --             --              --        5,198
Net loss...........................        --            --           --         --             --     (15,708,626)          --
Comprehensive loss.................
                                     --------   -----------   ----------   --------   ------------   -------------     --------
Balances, December 31, 1999........   524,337   $ 5,248,610   18,635,565   $186,355   $123,917,758   $(119,372,710)    $     --
                                     ========   ===========   ==========   ========   ============   =============     ========


                                                         TOTAL
                                       DEFERRED      STOCKHOLDERS'
                                     COMPENSATION       EQUITY
                                     -------------   -------------
Issuance of common stock...........            --    $    320,183
Issuance of common stock under the
  stock purchase plan..............                        42,193
Deferred compensation recorded in
  connection with the granting of
  stock options....................            --              --
Common stock issued pursuant to
  employee benefit plan............            --         103,410
Issuance of common
  stock--StemCells.................
Redeemable common stock lapses.....
Exercise of stock options..........            --         518,442
Deferred compensation--amortization
  and cancellations................       218,748         328,195
Change in unrealized losses on
  marketable securities............            --           5,198
Net loss...........................            --     (15,708,626)
Comprehensive loss.................                   (15,703,428)
                                      -----------    ------------
Balances, December 31, 1999........   $(1,254,171)   $  3,506,403
                                      ===========    ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             CYTOTHERAPEUTICS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEAR ENDED DECEMBER 31,
                                                      ------------------------------------------
                                                          1999           1998           1997
                                                      ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss............................................  $(15,708,626)  $(12,627,830)  $(18,113,580)
  Adjustments to reconcile net loss to net cash used
    for operating activities:
  Depreciation and amortization.....................     1,717,975      2,244,146      1,968,234
  Acquired research and development.................            --        551,009      8,343,684
  Amortization of deferred compensation.............       328,195             --        109,954
  Other non-cash charges............................       320,183        410,173        105,931
  Gain on investment................................            --             --     (3,386,808)
  Loss on sale of fixed assets......................     1,117,286             --        413,856
  Loss on sale of intangibles.......................       440,486
  Changes in operating assets and liabilities:
    Accrued interest receivable.....................       164,397        346,577        100,004
    Other current assets............................       276,940       (265,665)      (232,604)
    Accounts payable and accrued expenses...........     1,644,142     (2,378,613)    (1,233,501)
    Deferred rent...................................       279,680             --             --
    Deferred revenue................................    (2,500,000)     2,483,856     (1,842,948)
                                                      ------------   ------------   ------------
Net cash used in operating activities...............   (12,489,342)    (9,236,347)   (13,767,778)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of Modex, net of cash disposed...            --             --      2,958,199
Purchases of marketable securities..................    (4,397,676)   (18,982,387)   (14,182,521)
Proceeds from sales of marketable securities........    13,923,813     22,573,625     23,736,242
Purchases of property, plant and equipment..........      (192,747)    (2,153,525)    (7,710,126)
Proceeds on sale of fixed assets....................       746,448             --      8,003,926
Purchase of other investment........................            --             --       (250,000)
Acquisition of other assets.........................      (552,251)      (400,219)    (1,599,418)
Disposal of other assets............................       440,485             --             --
Acquisition of StemCells assets.....................            --             --       (640,490)
Advance to Cognetix.................................            --             --       (250,000)
Repayment from Cognetix.............................            --             --        250,000
                                                      ------------   ------------   ------------
Net cash provided by investing activities...........     9,968,073      1,037,494     10,315,812
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of redeemable common stock...            --             --             --
Proceeds from issuance of common stock..............       145,603        227,931      1,905,380
Proceeds from the exercise of stock options and
  warrants..........................................       518,442          1,364        245,179
Proceeds from debt financings.......................            --      1,259,300             --
Repayments of debt and lease obligations............    (1,817,500)    (1,366,655)    (2,496,849)
                                                      ------------   ------------   ------------
Net cash provided by (used in) financing
  activities........................................    (1,153,455)       121,940       (346,290)
Effect of exchange rate changes on cash and cash
  equivalents.......................................            --             --       (181,627)
                                                      ------------   ------------   ------------
Decrease in cash and cash equivalents...............    (3,104,724)    (8,076,913)    (3,979,883)
Cash and cash equivalents, January 1................     7,864,788     15,941,701     19,921,584
                                                      ------------   ------------   ------------
Cash and cash equivalents, December 31..............  $  4,760,064   $  7,864,788   $ 15,941,701
                                                      ============   ============   ============
Supplemental disclosure of cash flow information:
  Interest paid.....................................  $    335,203   $    444,047   $    436,461

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             CYTOTHERAPEUTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

1. NATURE OF BUSINESS

    CytoTherapeutics, Inc. (the "Company") is a biopharmaceutical company engaged in the development of novel stem cell therapies designed to treat human diseases and disorders.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include accounts of the Company and StemCells California, Inc., a wholly owned subsidiary. Significant intercompany accounts have been eliminated in consolidation.

USE OF ESTIMATES

    The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

CASH EQUIVALENTS AND MARKETABLE SECURITIES

    Cash equivalents include funds held in investments with original maturities of three months or less when purchased. The Company's policy regarding selection of investments, pending their use, is to ensure safety, liquidity, and capital preservation while obtaining a reasonable rate of return. Marketable securities consist of investments in agencies of the U.S. government, investment grade corporate notes and money market funds. The fair values for marketable securities are based on quoted market prices.

    The Company determines the appropriate classification of cash equivalents and marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company classifies such holdings as available-for-sale securities, which are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment, including that held under capitalized lease obligations, is stated at cost and depreciated using the straight-line method over the estimated life of the respective asset, as follows:

Building and improvements                                     3--15 years

Machinery and equipment                                       3--10 years

Furniture and fixtures                                        3--10 years

PATENT COSTS

    The Company capitalizes certain patent costs related to patent applications. Accumulated costs are amortized over the estimated economic life of the patents, not to exceed 17 years, using the straight-line method, commencing at the time the patent is issued. Costs related to patent applications are written off to expense at the time such patents are deemed to have no continuing value. At December 31, 1999 and 1998, total costs capitalized were $718,000 and $4,285,000 and the related accumulated amortization were $9,000

                             CYTOTHERAPEUTICS, INC.

                               DECEMBER 31, 1999

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) and $347,000, respectively. Patent expense totaled $539,000, $3,000, and $365,000 in 1999, 1998 and 1997, respectively.

    In December 1999, the Company sold its Encapsulated Cell Technology ("ECT") to Neurotech, S.A. for an initial payment of $3,000,000, royalties on future product sales, and a portion of certain Neurotech revenues from third parties in return for the assignment to Neurotech of intellectual property assets relating to ECT. In addition, the Company retained certain non-exclusive rights to use ECT in combination with its proprietary stem cell technology and in the field of vaccines for prevention and treatment of infectious diseases. The patent portfolio that was sold had a net book value of $3,180,000.

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

INCOME TAXES

    The liability method is used to account for income taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities as well as net operating loss carry forwards and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets may be reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization.

REVENUE FROM COLLABORATIVE AGREEMENTS

    Revenues from collaborative agreements are recognized as earned upon either the incurring of reimbursable expenses or the achievement of certain milestones. Payments received in advance of research performed are designated as deferred revenue.

NET LOSS PER SHARE

    Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded, as their effect is antidilutive.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    The Securities Exchange Commission's recently issued Staff Accounting Bulletin No. 101 provides guidance on revenue recognition that may impact the Company's future reporting relative to revenues received from collaborative and similar agreements.

                             CYTOTHERAPEUTICS, INC.

                               DECEMBER 31, 1999

3. SALE OF 6% CUMULATIVE CONVERTIBLE PREFERRED STOCK

    On April 13, 2000, the Company completed arrangements to sell 1,500 shares of 6% cumulative convertible preferred stock plus a warrant for 75,000 shares of the Company's common stock to a member of its Board of Directors for $1,500,000, on terms more favorable than it was then able to obtain from outside investors. The shares are convertible at the option of the holder into common stock at a price to be determined by reference to the price of the Company's common stock for a period approximately from April 12, 2000 through the twentieth trading day following the filing of this Form 10-K. The conversion price may be below the trading market price of the stock at the time of conversion. The holder of the preferred stock has liquidation rights equal to his original investment plus accrued but unpaid dividends. The investor would be entitled to make additional investments in the Company on the same terms as those on which the Company completes offerings of its securities with third parties within 6 months, if any such offerings are completed. If offerings totalling at least $6 million are not completed during the 6 months, the investor has the right to acquire up to 1,500 additional shares of convertible preferred stock at a pre-determined per share. Any unconverted preferred stock is converted, at the applicable conversion price, on April 13, 2002 in the case of the original stock and two years after the first acquisition of any of the additional 1,500 shares, if any are acquired. The warrant expires on April 13, 2005.

4. WIND-DOWN OF ENCAPSULATED CELL TECHNOLOGY RESEARCH AND DEVELOPMENT PROGRAM

    Wind-down expenses totaled $6,048,000 for the year ended December 31, 1999; no such expenses were incurred in 1998 and 1997. These expenses relate to the wind-down of the Company's encapsulated cell technology research and development program and the Company's other Rhode Island operations, the transfer of the Company's corporate headquarters to Sunnyvale, California and an accrual for the Company's estimate of the costs of settlement of a 1989 funding agreement with the Rhode Island Partnership for Science and Technology ("RIPSAT") associated with the Company's pilot manufacturing facility.

5. STEMCELLS CALIFORNIA, INC.

    In September 1997, a merger of a wholly owned subsidiary of the Company and StemCells California, Inc. was completed in the form of a purchase. Through the merger, the Company acquired StemCells for a purchase price totaling approximately $9,475,000, consisting of 1,320,691 shares of the Company's common stock and options and warrants for the purchase of 259,296 common shares at nominal consideration, valued at $7,900,000 in the aggregate, the assumption of certain liabilities of $934,000 and transaction costs of $641,000. The purchase price was allocated, through a valuation, to license agreements valued at $1,131,000 to be amortized over three years and acquired research and development of $8,344,000, which was expensed. As part of the acquisition of StemCells, Richard M. Rose, M.D., became President, Chief Executive Officer and director of the Company and Dr. Irving Weissman became a director of the Company.

    Upon consummation of the merger, the Company entered into consulting arrangements with the principal scientific founders of StemCells: Dr. Irving Weissman, Dr. Fred H. Gage and Dr. David Anderson. Additionally, in connection with the merger, the Company was granted an option by the former shareholders of StemCells to repurchase 500,000 of the Company's shares of Common Stock exchanged for StemCells shares, upon the occurrence of certain events.

    To attract and retain Drs. Rose, Weissman, Gage and Anderson, and to expedite the progress of the Company's stem cell program, the Company awarded these individuals options to acquire a total of

                             CYTOTHERAPEUTICS, INC.

                               DECEMBER 31, 1999

5. STEMCELLS CALIFORNIA, INC. (CONTINUED) approximately 1.6 million shares of the Company's common stock, at an exercise price of $5.25 per share, the quoted market price at the grant date; approximately 100,000 of these options were exercisable immediately, 1,031,000 of these options vest and become exercisable only upon the achievement of specified milestones related to the Company's stem cell development program and the remaining 469,000 options vest over eight years. In connection with the 469,000 options issued to a non-employee, Dr. Anderson, the Company recorded deferred compensation of $1,750,000, the fair value of such options at the date of grant, which will be amortized over an eight-year period. If the milestones specified relating to the 1,031,000 option grant are achieved, at that time the Company will record compensation expense for the excess of the quoted market price of the common stock over the exercise price of $5.25 per share for 562,000 options and the fair market value for 469,000 of such options determined using the Black-Scholes method. The Company has also designated a pool of 400,000 options to be granted to persons in a position to make a significant contribution to the success of the stem cell program.

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

6. MODEX

    In October 1997, the Company completed a series of transactions, which resulted in the establishment of its previously 50%-owned Swiss subsidiary, Modex Therapeutiques, S.A., (Modex) as an independent company. In the transactions, the Company reduced its ownership interest from 50% to approximately 25% in exchange for $4 million cash and elimination of its prior contingent obligation to contribute an additional Sfr 2.4 million (approximately $1.7 million) to Modex in July 1998. In the transactions, all of the put and call arrangements between the Company and other stockholders of Modex were eliminated and the Company forgave $463,000 due from Modex to the Company. The Company recorded a gain on the transactions of $3,387,000.

    In April 1998, Modex completed an additional equity offering, in which the Company did not participate. This resulted in a reduction in the Company's ownership to less than 20% ownership; therefore, the Company accounts for this investment under the cost method.

    The pre-existing royalty-bearing Cross License Agreement between the Company and Modex was assigned by the Company to Neurotech S.A., a privately held French company, as part of the sale of the intellectual property assets related to the Company's encapsulated cell therapy technology to Neurotech. Under the terms of the sale to Neurotech, the Company will receive a portion of revenues Neurotech receives from Modex under the Cross License Agreement.

                             CYTOTHERAPEUTICS, INC.

                               DECEMBER 31, 1999

7. MARKETABLE SECURITIES

    During 1999, the Company sold all of its remaining marketable equitable securities. At December 31, 1999, all of the Company's available funds were held in cash and cash equivalents. The following is a summary of available-for-sale securities held at December 31, 1998:

                                                                  DECEMBER 31, 1998
                                                 ---------------------------------------------------
                                                                 GROSS        GROSS
                                                               UNREALIZED   UNREALIZED    ESTIMATED
                                                    COST         LOSSES       GAINS      FAIR VALUE
                                                 -----------   ----------   ----------   -----------
U.S. government securities.....................  $ 1,500,994     $1,720      $   (504)   $ 1,502,210
U.S. corporate securities......................    9,225,095      3,244        (9,658)     9,218,681
                                                 -----------     ------      --------    -----------
Total debt securities..........................  $10,726,089     $4,964      $(10,162)    10,720,891
                                                 ===========     ======      ========
Debt securities included in cash and cash
  equivalents..................................                                           (1,199,952)
                                                                                         ===========
Debt securities included in marketable
  securities...................................                                          $ 9,520,939
                                                                                         ===========

8. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of the following:

                                                            DECEMBER 31,
                                                       -----------------------
                                                          1999         1998
                                                       ----------   ----------
Building and improvements............................  $5,666,987   $5,665,077
Machinery and equipment..............................   3,144,107    9,887,251
Furniture and fixtures...............................     219,260      869,831
                                                       ----------   ----------
                                                        9,030,354   16,422,159
Less accumulated depreciation and amortization.......   3,778,978    8,066,150
                                                       ----------   ----------
                                                       $5,251,376   $8,356,009
                                                       ==========   ==========

    Depreciation and amortization expense was $1,436,000, $1,720,000, and $1,778,000 for the years ending December 31, 1999, 1998 and 1997, respectively.

    As part of the Company's restructuring of its operations, sale of its encapsulated cell technology ("ECT"), and relocation of its corporate headquarters to Sunnyvale, California, the Company identified fixed assets associated with the ECT or otherwise no longer needed. In December of 1999, the Company disposed of these excess fixed assets, realizing proceeds of approximately $746,000. These assets had a net book value of approximately $1,063,000 after a third quarter write-down of $800,000.

    Certain property, plant and equipment have been acquired under capitalized lease obligations. These assets totaled $5,827,000 and $6,587,000, at December 31, 1999 and 1998, respectively, with related accumulated amortization of $2,747,000 and $2,860,000 at December 31, 1999 and 1998, respectively.

                             CYTOTHERAPEUTICS, INC.

                               DECEMBER 31, 1999

9. OTHER ASSETS

    Other assets are as follows:

                                                            DECEMBER 31,
                                                       -----------------------
                                                          1999         1998
                                                       ----------   ----------
Patents, net.........................................  $  708,823   $3,938,755
License agreements, net..............................     282,750      659,750
Security deposit--building lease.....................     750,000      750,000
Restricted cash......................................          --      603,467
Deferred financing costs, net........................     117,195      123,701
                                                       ----------   ----------
                                                       $1,858,768   $6,075,663
                                                       ==========   ==========

    At December 31, 1999 and 1998, accumulated amortization was $857,000 and $818,000, respectively, for patents and license agreements.

10. ACCRUED EXPENSES

    Accrued expenses are as follows:

                                                            DECEMBER 31,
                                                       -----------------------
                                                          1999         1998
                                                       ----------   ----------
External services....................................  $2,031,961   $  412,253
Employee compensation................................     306,342      262,679
Collaborative research...............................     222,140      196,505
Other................................................     344,625      148,682
                                                       ----------   ----------
                                                       $2,905,068   $1,020,119
                                                       ==========   ==========

11. LEASES

    The Company has undertaken direct financing transactions with the State of Rhode Island and received proceeds from the issuance of industrial revenue bonds totaling $5,000,000 to finance the construction of its pilot manufacturing facility. The related leases are structured such that lease payments will fully fund all semiannual interest payments and annual principal payments through maturity in August 2014. Fixed interest rates vary with the respective bonds' maturities, ranging from 5.1% to 9.5%. The bonds contain certain restrictive covenants which limit, among other things, the payment of cash dividends and the sale of the related assets. In addition, the Company was required to maintain a debt service reserve until December 1999. On March 3, 2000 the Company entered into a settlement agreement with RIPSAT, the Rhode Island Industrial Recreational Building Authority ("IRBA") and the Rhode Island Industrial Facilities Corporation ("RIIFC"). The Company agreed to pay RIPSAT $1,172,000 in full satisfaction of all obligations of the Company to RIPSAT under the Funding Agreement dated as of June 22, 1989. On execution and delivery of this Agreement, IRBA agreed to return to the Company the full amount of the Company's debt serve reserve ("Reserve Funds"), approximately $610,000 of principal and interest, relating to the bonds the Company has with IRBA and RIIFC. In order to avoid the loss of

                             CYTOTHERAPEUTICS, INC.

                               DECEMBER 31, 1999

11. LEASES (CONTINUED)
interest on the Reserve Funds due to early termination of certain investments, the parties agreed that the Company would render a net payment to RIPSAT in the amount of approximately $562,000.

    In 1997, the Company completed construction of a new headquarters and laboratory facility. In November 1997, the Company entered into sale and leaseback agreements with a real estate investment trust. Under the terms of these agreements, the Company sold its new facility for $8,000,000, incurring a $342,000 loss on the sale. The Company simultaneously entered into a fifteen-year lease for the facility. The lease agreement calls for minimum rent of $750,000 for the first five years, $937,500 for years six to ten, $1,171,900 for years eleven to fourteen and $1,465,000 in year fifteen, with a $750,000 security deposit held for the term of the lease. The Company is recognizing rent expense on a straight line basis. At December 31, 1999, the Company has incurred $426,790 in deferred rent expense.

    Future minimum capitalized lease obligations with non-cancelable terms in excess of one year at December 31, 1999, are as follows:

2000........................................................  $  606,268
2001........................................................     589,217
2002........................................................     519,719
2003........................................................     436,909
2004........................................................     425,713
Thereafter..................................................   2,577,826
                                                              ----------
Total minimum lease payments................................   5,302,407
Less amounts representing interest..........................   2,041,157
                                                              ----------
Present value of minimum lease payments.....................   3,261,250
Less current maturities.....................................     324,167
                                                              ----------
Capitalized lease obligations, less current maturities......  $2,937,083
                                                              ==========

    Rent expense for the years ended December 31, 1999, 1998 and 1997, was $947,000, $1,052,000 and $499,000, respectively.

12. LONG-TERM DEBT

    Long-term debt is as follows:

                                                            DECEMBER 31,
                                                       -----------------------
                                                          1999         1998
                                                       ----------   ----------
Term note payable, interest at the prime rate plus
  1/2% (8.75% at December 31, 1998), principal
  payments commence in August 1998, due ratably
  through May 2000; secured by certain equipment
  (prepaid during 1999)..............................  $       --   $1,500,000
Current maturities of long-term debt.................          --    1,000,000
                                                       ----------   ----------
Long-term debt, less current maturities..............          --   $ $500,000
                                                       ==========   ==========

                             CYTOTHERAPEUTICS, INC.

                               DECEMBER 31, 1999

13. REDEEMABLE COMMON STOCK

    In November 1996, the Company signed certain collaborative development and licensing agreements with Genentech, Inc, including one under which Genentech purchased 829,171 shares of redeemable common stock for $8.3 million to fund development of products to treat Parkinson's disease. The Agreement also provided that Genentech had the right, at its discretion, to terminate the Parkinson's program at specified milestones in the program, and that if the program were terminated, Genentech had the right to require the Company to repurchase from Genentech the shares of the Company's common stock having a value equal to the amount by which the $8.3 million exceeded the expenses incurred by the Company in connection with such studies by more than $1 million, based upon the share price paid by Genentech. Accordingly, the common stock is classified as redeemable common stock until such time as the related funds are expended. At December 31, 1998, $3,051,000 had been spent on the collaboration with Genentech and, accordingly, the Company has reclassified those common shares and related value to stockholders' equity. On May 21, 1998, Genentech exercised its right to terminate the collaboration and negotiations ensued with respect to the amount of redeemable common stock to be redeemed in accordance with the agreement and the method of such redemption. In March 2000, the Company reached a settlement of this matter with Genentech. Under the settlement agreement, Genentech released the Company from any obligation to redeem any shares of the Company's Common Stock held by Genentech. Accordingly, the Company will reclassify the amount currently recorded as Redeemable Common Stock ($5,248,000) to Stockholders' Equity in March 2000. The Company and Genentech also agreed that all of the agreements between them were terminated and that neither had any claim to the intellectual property of the other.

14. COMMON STOCK TO BE ISSUED

    In 1998, the Company entered into an agreement with a Company advisor, under which the advisor prepared a strategic and business overview and provided related implementation support for the Company. The advisor agreed to accept cash and the Company's common stock as partial payment for its services. In 1999, the Company issued the $187,500 of common stock due to the advisor.

15. STOCKHOLDERS' EQUITY

STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS

    The Company has adopted several stock plans that provide for the issuance of incentive and nonqualified stock options, performance awards and stock appreciation rights, at prices to be determined by the Board of Directors, as well as the purchase of Common Stock under an employee stock purchase plan at a discount to the market price. In the case of incentive stock options, such price will not be less than the fair market value on the date of grant. Options generally vest ratably over four years and are exercisable for ten years from the date of grant or within three months of termination. At December 31, 1999, the Company had reserved 2,603,736 shares of common stock for the exercise of stock options.

                             CYTOTHERAPEUTICS, INC.

                               DECEMBER 31, 1999

15. STOCKHOLDERS' EQUITY (CONTINUED)
    The following table presents the combined activity of the Company's stock option plans (exclusive of the plans noted below) for the years ended December 31:

                                           1999                         1998                          1997
                                --------------------------   ---------------------------   --------------------------
                                               WEIGHTED                      WEIGHTED                     WEIGHTED
                                               AVERAGE                       AVERAGE                      AVERAGE
                                 OPTIONS    EXERCISE PRICE    OPTIONS     EXERCISE PRICE    OPTIONS    EXERCISE PRICE
                                ---------   --------------   ----------   --------------   ---------   --------------
Outstanding at January 1......  1,654,126        $3.62        2,446,573        $7.48       2,423,025        $8.34
Granted.......................    536,078         1.08        1,174,118         1.70         679,074         5.33
Exercised.....................   (604,362)        1.50          (11,012)         .12         (82,737)        2.96
Canceled......................   (646,507)        5.31       (1,955,553)        7.08        (572,789)        9.21
                                ---------        -----       ----------        -----       ---------        -----
Outstanding at December 31....    939,335        $2.65        1,654,126        $3.62       2,446,573        $7.48
                                =========        =====       ==========        =====       =========        =====
Options exercisable at
  December 31.................    594,216        $3.44        1,108,936        $4.33       1,338,163        $7.79
                                =========        =====       ==========        =====       =========        =====

    In addition to the options noted above, in conjunction with the StemCells California merger, StemCells California options originally issued under a prior StemCells California options plan were exchanged for options to purchase 250,344 shares of the Company's common stock at $.01 per share; 75,384 of these options are exercisable at December 31, 1997, 96,750 of these options vest and become exercisable only upon achievement of specified milestones, and the remaining 78,210 options vest over three years from the date of grant. Additionally, the Company adopted the 1997 CytoTherapeutics, Inc. StemCells California Research Stock Option Plan (the StemCells California Research Plan) whereby an additional 2,000,000 shares of Common Stock have been reserved. During 1997, the Company awarded options under the StemCells Research Plan to purchase 1.6 million shares of the Company's common stock to the Chief Executive Officer and scientific founders of StemCells at an exercise price of $5.25 per share; approximately 100,000 of these options are exercisable immediately, 1,031,000 of these options vest and become exercisable only upon achievement of specified milestones and the remaining 469,000 options vest over eight years.

FAS 123 DISCLOSURES

    The Company has adopted the disclosure provisions only of Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("FAS 123") and accounts for its stock option plans in accordance with the provisions of APB 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES.

                             CYTOTHERAPEUTICS, INC.

                               DECEMBER 31, 1999

15. STOCKHOLDERS' EQUITY (CONTINUED)
    The following table presents weighted average price and life information about significant option groups outstanding at December 31, 1999:

                                                          OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                                  ------------------------------------   ----------------------
                                                                 WEIGHTED
                                                                  AVERAGE     WEIGHTED                 WEIGHTED
                                                                 REMAINING    AVERAGE                  AVERAGE
                    RANGE OF                        NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
                EXERCISE PRICES                   OUTSTANDING   LIFE (YRS.)    PRICE     EXERCISABLE    PRICE
------------------------------------------------  -----------   -----------   --------   -----------   --------
Less than $5.00.................................    755,398          8.50      $1.12       411,945      $ 1.02
$5.01--$10.00...................................     90,687          4.56       6.55        89,021        6.55
Greater than $10.00.............................     93,250          2.54      11.18        93,250       11.18
                                                    -------                                -------
                                                    939,335                                594,216
                                                    =======                                =======

    Pursuant to the requirements of FAS 123, the following are the pro forma net loss and net loss per share amounts for 1999, 1998, and 1997, as if the compensation cost for the option plans and the stock purchase plan had been determined based on the fair value at the grant date for grants in 1999, 1998, and 1997, consistent with the provisions of FAS 123:

                                  1999                          1998                          1997
                       ---------------------------   ---------------------------   ---------------------------
                       AS REPORTED     PRO FORMA     AS REPORTED     PRO FORMA     AS REPORTED     PRO FORMA
                       ------------   ------------   ------------   ------------   ------------   ------------
Net loss.............  $(15,708,626)  $(15,764,569)  $(12,627,830)  $(14,919,389)  $(18,113,580)  $(19,924,437)
Net loss per share...         $(.84)         $(.84)         $(.69)         $(.82)        $(1.08)        $(1.19)

    The weighted average fair value per share of options granted during 1999, 1998 and 1997 was $.88, $.82 and $3.40, respectively. The fair value of options and shares issued pursuant to the stock purchase plan at the date of grant were estimated using the Black-Scholes model with the following weighted average assumptions:

                                                                 OPTIONS                             STOCK PURCHASE PLAN
                                                   ------------------------------------      ------------------------------------
                                                     1999          1998          1997          1999          1998          1997
                                                   --------      --------      --------      --------      --------      --------
Expected life (years)........................           5             5             5             5            .5            .5
Interest rate................................         5.5%          5.2%          6.2%          5.0%         4.64%          5.5%
Volatility...................................        96.7%         63.5%         59.0%         96.7%         63.5%         59.0%

    The Company has never declared nor paid dividends on any of its capital stock and does not expect to do so in the foreseeable future.

    The effects on 1999, 1998 and 1997 pro forma net loss and net loss per share of expensing the estimated fair value of stock options and shares issued pursuant to the stock purchase plan are not necessarily representative of the effects on reporting the results of operations for future years as the period presented includes only four, three or two years, respectively, of option grants under the Company's plans. As required by FAS 123, the Company has used the Black-Scholes model for option valuation, which method may not accurately value the options described.

                             CYTOTHERAPEUTICS, INC.

                               DECEMBER 31, 1999

15. STOCKHOLDERS' EQUITY (CONTINUED)
STOCK WARRANTS

    In conjunction with StemCells California merger, the Company exchanged StemCells California warrants for warrants to purchase 8,952 shares of Company common stock at $4.71 per share. In conjunction with various equipment leasing agreements, the Company has outstanding warrants to purchase 31,545 shares of common stock at prices ranging from $4.00 to $9.00 per share. The warrants expire through October 2000.

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

COMMON STOCK RESERVED

    The Company has reserved 6,461,846 shares of common stock for the exercise of options, warrants and other contingent issuances of common stock.

16. RESEARCH AGREEMENTS

    In November 1997, StemCells California, Inc., a wholly owned subsidiary of the Company, signed a Research Funding and Option Agreement with The Scripps Research Institute ("Scripps") relating to certain stem cell research. Under the terms of the Agreement, StemCells agreed to fund research in the total amount of approximately $931,000 at Scripps over a period of three years. StemCells paid Scripps approximately $77,000 in 1997, $307,000 in 1998, and $309,000 in 1999.
In addition, the Company agreed to issue to Scripps 4,837 shares of the Company's common stock and a stock option to purchase 9,674 shares of the Company's Common Stock with an exercise price of $.01 per share upon the achievement of specified milestones. Under the Agreement, StemCells has an option for an exclusive license to the inventions resulting from the sponsored research, subject to the payment of royalties and certain other amounts, and is obligated to make payments totaling $425,000 for achievement of certain milestones.

    In April 1997, the Company entered into an agreement with Neurospheres, Ltd., which superseded all previous licensing agreements and settled a dispute with Neurospheres. Under the terms of the settlement, the Company has an exclusive royalty bearing license for growth-factor responsive stem cells for transplantation. Neurospheres had an option to acquire co-exclusive rights but did not exercise by the April 1998 deadline. The Company retains exclusive rights for transplantation. The parties have no further research obligations to each other.

    In February 1997, CytoTherapeutics and Cognetix, Inc. entered into a Collaboration and Development Agreement related to the Company's former encapsulated cell technology. As part of the agreement with Cognetix, the Company purchased $250,000 of Cognetix preferred stock and, subject to certain milestones, was obligated to purchase as much as $1,500,000 of additional Cognetix stock over the next

                             CYTOTHERAPEUTICS, INC.

                               DECEMBER 31, 1999

16. RESEARCH AGREEMENTS (CONTINUED)
year. In July 1997, the Company loaned $250,000 to Cognetix which was repaid with interest in October 1997. In October 1998, the Company sold the $250,000 of preferred stock back to Cognetix for $298,914.

    Under the terms of one of those agreements, Genentech purchased 829,171 shares of redeemable common stock for $8.3 million to fund development of products to treat Parkinson's disease. Genentech had the right, at its discretion, to terminate the Parkinson's program at specified milestones in the program. The Agreement also provided that if the Parkinson's program were terminated and the funds of the Company received from the sale of stock to Genentech pursuant to the Parkinson's agreement exceeded the expenses incurred by the Company in connection with such studies by more than $1 million, Genentech had the right to require the Company to repurchase from Genentech shares of the Company's common stock having a value equal to the over funding, based upon the share price paid by Genentech. As such, the common stock purchased by Genentech has been classified as redeemable common stock until the funds are expended on the program. On May 21, 1998, Genentech exercised its right to terminate the collaboration and negotiations ensued with respect to the amount of redeemable common stock to be redeemed in accordance with the agreement and the method of such redemption. In March 2000 the Company announced the settlement of this matter with Genentech. (SEE NOTE 18--"SUBSEQUENT EVENTS" RELATING TO THE SETTLEMENT OF AND TERMINATION OF THE GENENTECH AGREEMENTS.)

    In March 1995, the Company signed a collaborative research and development agreement with AstraZeneca for the development and marketing of certain encapsulated-cell products to treat pain. AstraZeneca made an initial, nonrefundable payment of $5,000,000, included in revenue from collaborative agreements in 1995, a milestone payment of $3,000,000 in 1997 and was to remit up to an additional $13,000,000 subject to achievement of certain development milestones. Under the agreement, the Company was obligated to conduct certain research and development pursuant to a four-year research plan agreed upon by the parties. Over the term of the research plan, the Company originally expected to receive annual payments of $5 million to $7 million from AstraZeneca, which was to approximate the research and development costs incurred by the Company under the plan. Subject to the successful development of such products and obtaining necessary regulatory approvals, AstraZeneca was obligated to conduct all clinical trials of products arising from the collaboration and to seek approval for their sale and use. AstraZeneca had the exclusive worldwide right to market products covered by the agreement. Until the later of either the expiration of all patents included in the licensed technology or a specified fixed term, the Company was entitled to a royalty on the worldwide net sales of such products in return for the marketing license granted to AstraZeneca and the Company's obligation to manufacture and supply products. AstraZeneca had the right to terminate the original agreement beginning April 1, 1998. On June 24, 1999, AstraZeneca informed the Company of the results of AstraZeneca's analysis of the double-blind, placebo-controlled trial of the Company's encapsulated bovine cell implant for the treatment of severe, chronic pain in cancer patients. AstraZeneca determined that, based on criteria it established, the results from the 85-patient trial did not meet the minimum statistical significance for efficacy established as a basis for continuing worldwide trials for the therapy. AstraZeneca therefore indicated that it did not intend to further develop the bovine cell-containing implant therapy and executed its right to terminate the agreement.

    The Company has entered into other collaborative research agreements whereby the Company funds specific research programs. Pursuant to such agreements, the Company is typically granted rights to the related intellectual property or an option to obtain such rights on terms to be agreed, in exchange for

                             CYTOTHERAPEUTICS, INC.

                               DECEMBER 31, 1999

16. RESEARCH AGREEMENTS (CONTINUED)
research funding and specified royalties on any resulting product revenue. The Company's principal academic collaborations had been with Brown University and Dr. Aebischer and Centre Hospitalier Universitaire Vaudois in Switzerland. However, with the termination of the Company's Encapsulated Cell Technology program and its focusing on the stem cell field, its principal academic collaborations are now with the Scripps Institute and the Oregon Health Science University. Research and development expenses incurred under these collaborations amounted to approximately $868,000, $1,259,000, and $1,326,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

17. INCOME TAXES

    Due to net losses incurred by the Company in each year since inception, no provision for income taxes has been recorded. At December 31, 1999, the Company had tax net operating loss carry forwards of $96,195,000 and research and development tax credit carry forwards of $4,035,000 which expire at various times through 2019. Due to the "change in ownership" provisions of the Tax Reform Act of 1986, the Company's utilization of its net operating loss carry forwards and tax credits may be subject to annual limitation in future periods.

    Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1999           1998
                                                              ------------   ------------
Deferred tax assets:
  Capitalized research and development costs................  $  4,331,000   $ 28,124,000
  Net operating losses......................................    38,478,000     10,786,000
  Research and development credits..........................     4,035,000      3,646,000
  Other.....................................................       928,000        235,000
                                                              ------------   ------------
                                                                47,772,000     42,791,000
Deferred tax liabilities:
  Patents...................................................      (246,000)    (1,537,000)
                                                              ------------   ------------
                                                                47,526,000     41,254,000
  Valuation allowance.......................................   (47,526,000)   (41,254,000)
                                                              ------------   ------------
Net deferred tax assets.....................................  $         --   $         --
                                                              ============   ============

    Since there is uncertainty relating to the ultimate use of the loss carry forwards and tax credits, a valuation allowance has been recognized at December 31, 1999 and 1998, to fully offset the Company's deferred tax assets. The valuation allowance increased $6,272,000 in 1999, due primarily to the increases in net operating loss carry forwards and tax credits offset by reduction in capitalized research and development costs .

18. EMPLOYEE RETIREMENT PLAN

    The Company has a qualified defined contribution plan covering substantially all employees. Participants are allowed to contribute a fixed percentage of their annual compensation to the plan and the Company may match a percentage of that contribution. The Company matches 50% of employee

                             CYTOTHERAPEUTICS, INC.

                               DECEMBER 31, 1999

18. EMPLOYEE RETIREMENT PLAN (CONTINUED) contributions, up to 6% of employee compensation, with the Company's common stock. The related expense was $103,000, $146,000, and $169,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

19. CONTINGENCIES

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

20. SUBSEQUENT EVENTS

    On April 13, 2000, the Company completed arrangements to sell 1,500 shares of 6% cumulative convertible preferred stock plus a warrant for 75,000 shares of the Company's common stock to a member of its Board of Directors for $1,500,000, on terms more favorable than it was then able to obtain from outside investors. (SEE NOTE 3--"SALE OF 6% CUMULATIVE CONVERTIBLE PREFERRED STOCK.")

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, PROMOTERS AND
         CONTROL

DIRECTORS AND EXECUTIVE OFFICERS

    The sections entitled "Election of Directors" and "Executive Officer" in the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders are hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The section entitled "Executive Compensation" in the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The section entitled "Share Ownership" in the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The section entitled "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Documents filed as part of this Form 10-K.

    (1) Financial Statement Schedules:

    Schedules not included herein are omitted because they are not applicable or the required information appears in the Financial Statements or Notes thereto.

    (2) Exhibits.

     EXHIBIT NO.                            TITLE OR DESCRIPTION
     -----------                            --------------------
            3.1*        Restated Certificate of Incorporation of the Registrant.
           3.2++        Amended and Restated By-Laws of the Registrant.
            4.1*        Specimen Common Stock Certificate.
         4.2++++        Form of Warrant Certificate issued to a certain purchaser of the Registrant's Common Stock in April 1995.
           10.4*        Amendment to Registration Rights dated as of February 14,
                        1992 among the Registrant and certain of its stockholders.
          10.15*        Form of at-will Employment Agreement between the Registrant and most of its employees.
          10.20*        Form of Agreement for Consulting Services between the
                        Registrant and members of its Scientific Advisory Board.
          10.21*        Form of Nondisclosure Agreement between the Registrant and its Contractors.

     EXHIBIT NO.                            TITLE OR DESCRIPTION
     -----------                            --------------------
          10.28*        Master Lease and Warrant Agreement dated April 23, 1991
                        between the Registrant and PacifiCorp Credit, Inc.
          10.29*        1988 Stock Option Plan.
          10.30*        1992 Equity Incentive Plan.
          10.31*        1992 Stock Option Plan for Non-Employee Directors.
          10.32*        1992 Employee Stock Purchase Plan.
     10.41**!!!!        Development and Supply Agreement dated December 1993 between
                        Registrant and AKZO Faser AG.
       10.43##**        Research Agreement dated as of February 1, 1994 between
                        Genentech, Inc. and Registrant.
       10.44##**        Research Agreement dated as of March 16, 1994 between
                        NeuroSpheres, Ltd. and Registrant.
         10.47++        Term Loan Agreement dated as of September 30, 1994 between
                        The First National Bank of Boston and Registrant.
         10.48++        Lease Agreement between the Registrant and Rhode Island
                        Industrial Facilities Corporation, dated as of August 1,
                        1992.
         10.49++        First Amendment to Lease Agreement between Registrant and
                        The Rhode Island Industrial Facilities Corporation dated as of September 15, 1994.
         10.50++        Supplementary Agreement dated as of July 1, 1994 between
                        Akzo Nobel Faser AG and the Registrant.
     10.51**++++        Development, Marketing and License Agreement, dated as of
                        March 30, 1995 between Registrant and Astra AB.
       10.52++++        Form of Unit Purchase Agreement to be executed by the
                        purchasers of the Common Stock and Warrants offered in April
                        1995.
        10.53+++        Form of Common Stock Purchase Agreement to be executed among the Registrant and certain purchasers of the Registrant's
                        Common Stock.
        10.54!**        Research and Commercialization Agreement dated as of
                        September 4, 1995 among the Company, Dr. Patrick Aebischer and Canton of Vaud, Switzerland.
         10.57!!        Convertible loan agreement dated as of July 10, 1996 between the Company and Modex Therapeutiques SA.
        10.58###        Lease Agreement dated as of November 21, 1997 by and between
                        Hub RI Properties Trust, as Landlord, and CytoTherapeutics,
                        Inc., as Tenant.
         10.59!!        Modex Therapeutiques SA stockholders voting agreement dated as of July 10, 1996 among Modex, the Company, the Societe
                        Financiere Valoria SA and the other stockholders listed
                        therein.
         10.60!!        CTI individual stockholders option agreement dated as of
                        July 10, 1996 among the Company and the individuals listed therein.
         10.61!!        CTI Valoria option agreement dated of July 10, 1996 between the Company and the Societe Financiere Valoria SA.
        10.64!!!        Term Loan Agreement dated as of October 22, 1996 between The
                        First National Bank of Boston and the Registrant.
        10.65***        Agreement and Plan of Merger dated as of August 13, 1997
                        among StemCells, Inc., the Registrant and CTI Acquisition
                        Corp.
        10.67***        Consulting Agreement dated as of September 25, 1997 between
                        Dr. Irving Weissman and the Registrant.
        10.68###        Letter Agreement among each of Dr. Irving Weissman and Dr.
                        Fred H. Gage and the Registrant.
         10.69**        Amended and Restated Cross License Agreement dated as of
                        October 29, 1997 between Modex Therapeutiques SA and the
                        Registrant.
        10.70###        Letter Agreement dated as of September 30, 1997 between Dr.
                        Seth Rudnick and the Registrant.
       10.71****        StemCells, Inc. 1996 Stock Option Plan.

     EXHIBIT NO.                            TITLE OR DESCRIPTION
     -----------                            --------------------
       10.72****        1997 StemCells Research Stock Option Plan (the "1997 Plan").
       10.73****        Form of Performance-Based Incentive Option Agreement issued under the 1997 Plan.
        10.74###        Employment Agreement dated as of September 25, 1997 between
                        Dr. Richard M. Rose and the Registrant.
        10.75###        Employment agreement dated as of April 17, 1997, between
                        John S. McBride and the Registrant.
        10.78###        Loan Agreement dated as of May 15, 1996 between Fleet
                        National Bank and the Registrant, together with the related
                        Promissory Note executed by the Registrant, and an
                        amendatory agreement dated as of May 15, 1997.
        10.79'*>        Rights Agreement, dated as of July 27, 1998 between Bank
                        Boston, N.A. as Rights Agent and the Registrant.*
  10.80Section**        Employment Agreement dated as of June 8, 1998 between Philip
                        K. Yachmetz and the Registrant.
  10.81Section**        Consulting Services Agreement dated as of July 27, 1998, as amended December 19, 1998 between Dr. John J. Schwartz and the Registrant.
  10.82Section**        Letter Agreement dated as of December 19, 1998 between
                        John J. Schwartz and the Registrant.
  10.83Section**        License Agreement dated as of October 27, 1998 between The
                        Scripps Research Institute and the Registrant.
  10.84Section**        License Agreement dated as of October 27, 1998 between The
                        Scripps Research Institute and the Registrant.
  10.85Section**        License Agreement dated as of November 20, 1998 between The
                        Scripps Research Institute and the Registrant.
10.87SectionSection**   Purchase Agreement and License Agreement dated as of
                        December 29, 1999 between Neurotech S.A. and the Registrant.
         10.88**        License Agreement dated as of June 1999 between The Scripps
                        Research Institute and the Registrant.
         10.89**        License Agreement dated as of June 1999 between The Scripps
                        Research Institute and the Registrant.
           10.90        Employment Agreement dated as of June 8, 1998, as amended
                        and restated as of June 8, 1999, between Philip K. Yachmetz and the Registrant.
           10.91        Letter Agreement dated as of July 1, 1999 between John J.
                        Schwartz and the Registrant.
           10.92        Severance Agreement dated as of April 2, 1999 between John
                        McBride and the Registrant.
           10.93        Severance Agreement dated as of August 30, 1999 between
                        Moses Goddard, M.D. and the Registrant.
           10.94        Employment Agreement dated as of November 17, 1999 between
                        George W. Dunbar Jr. and the Registrant.
           10.95        Agreement dated as of November 17, 1999 between iCEO, LLC
                        and the Registrant.
              21        Subsidiaries of the Registrant.
            23.1        Consent of Ernst & Young LLP, Independent Auditors.
              27        Financial Data Schedule for fiscal year ended December 31,
                        1999.
              99        Cautionary Factors Relevant to Forward-Looking Information.

------------------------

++                      Previously filed with the Commission as Exhibits to, and
                          incorporated herein by reference to, the Registrant's
                          Registration Statement on Form S-1, File No. 33-85494.
+++                     Previously filed with the Commission as Exhibits to, and
                          incorporated herein by reference to, the Registrant's
                          Registration Statement on Form S-3, File No. 33-97272.
++++                    Previously filed with the Commission as Exhibits to, and
                          incorporated herein by reference to, the Registrant's
                          Registration Statement on Form S-1, File No. 33-91228.
*                       Previously filed with the Commission as Exhibits to, and
                          incorporated herein by reference to, Registration
                          Statement on Form S-1, File No. 33-45739.
#                       Previously filed with the Commission as Exhibits to, and
                          incorporated herein by reference to, the Registrant's
                          Annual Report on Form 10-K for fiscal year ended
                          December 31, 1992 and filed March 30, 1993.
**                      Confidential treatment requested as to certain portions. The term "confidential treatment" and the mark "**" as used
                          throughout the indicated Exhibits mean that material has
                          been omitted and separately filed with the Commission.
##                      Previously filed with the Commission as Exhibits to, and
                          incorporated herein by reference to, the Registrant's
                          Quarterly Report on Form 10-Q for the quarter ended
                          March 31, 1994 and filed on May 14, 1994.
+                       Previously filed with the Commission as Exhibits to, and
                          incorporated herein by reference to, the Registrant's
                          Annual Report on Form 10-K for the fiscal year ended
                          December 31, 1993 and filed on March 30, 1994.
!                       Previously filed with the Commission as an Exhibit to and
                          incorporated by reference to, the Registrant's Quarterly
                          Report on Form 10-Q for the quarter ended March 31, 1996.
!!                      Previously filed with the Commission as an Exhibit to and
                          incorporated by reference to, the Registrant's Quarterly
                          Report on Form 10-Q for the quarter ended September 30,
                          1996.
!!!                     Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant's
                          Annual Report on Form 10-K for the fiscal year ended
                          December 31, 1996 and filed on March 31, 1997.
!!!!                    Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant's
                          Annual Report on Form 10-K for the fiscal year ended
                          December 31, 1995.
***                     Previously filed with the Commission as Exhibits to, and
                          incorporated herein by reference to, the Registrant's
                          Quarterly Report on Form 10-Q for the quarter ended
                          September 30, 1997 and filed on November 14, 1997.
****                    Previously filed with the Commission as Exhibits to, and
                          incorporated herein by reference to, the Registrant's
                          Registration Statement on Form S-8, File No. 333-37313.
###                     Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant's
                          annual report on Form 10-K for the fiscal year ended
                          December 31, 1997 and filed on March 30, 1998.
[*]                     Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant's
                          current report on Form 8-K filed on August 3, 1998.
Section                 Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant's
                          annual report on Form 10-K for the fiscal year ended
                          December 31, 1998 and filed on March 31, 1999.
SectionSection          Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant's
                          current report on Form 8K on January 14, 2000.

    (b) Current Reports on Form 8-K.

    None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                                                       CYTOTHERAPEUTICS, INC.

                                                       BY:          /S/ GEORGE W. DUNBAR, JR.
                                                            -----------------------------------------
                                                                      George W. Dunbar, Jr.
                                                               ACTING PRESIDENT AND CHIEF EXECUTIVE
                                                                             OFFICER

Dated: April 14, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                   CAPACITY                   DATE
                      ---------                                   --------                   ----
                                                       Acting President And Chief
                  GEORGE W. DUNBAR                       Executive Officer, And Acting
     -------------------------------------------         Chief Financial Officer        April 14, 2000
                George W. Dunbar, Jr.                    (principal executive officer)

                    MARK J. LEVIN                      Director
     -------------------------------------------                                        April 14, 2000
                    Mark J. Levin

                DONALD KENNEDY, PH.D.                  Director
     -------------------------------------------                                        April 14, 2000
                Donald Kennedy, Ph.D.

               JOHN J. SCHWARTZ, PH.D.                 Director, Chairman of the Board
     -------------------------------------------                                        April 14, 2000
               John J. Schwartz, Ph.D.

              IRVING L. WEISSMAN, M.D.                 Director
     -------------------------------------------                                        April 14, 2000
              Irving L. Weissman, M.D.

                                   EXHIBIT 99
           CAUTIONARY FACTORS RELEVANT TO FORWARD-LOOKING INFORMATION

    CYTOTHERAPEUTICS, INC. (THE "COMPANY" OR "WE" OR "US") WISHES TO CAUTION READERS THAT THE FOLLOWING IMPORTANT FACTORS, AMONG OTHERS, IN SOME CASES HAVE AFFECTED AND IN THE FUTURE COULD AFFECT THE COMPANY'S RESULTS AND COULD CAUSE ACTUAL RESULTS AND THE NEEDS AND FINANCIAL CONDITION OF THE COMPANY TO VARY MATERIALLY FROM FORWARD-LOOKING STATEMENTS MADE BY THE COMPANY ON THE BASIS OF MANAGEMENT'S CURRENT EXPECTATIONS. THE BUSINESS IN WHICH THE COMPANY IS ENGAGED IS DEPENDENT ON UNPROVEN TECHNOLOGY, RAPIDLY CHANGING, EXTREMELY COMPETITIVE AND INVOLVES A HIGH DEGREE OF RISK, AND ACCURACY WITH RESPECT TO FORWARD-LOOKING STATEMENTS IS DIFFICULT.

    Investment in CytoTherapeutics involves a high degree of risk. Some of the following risks relate principally to our business and the industry in which we operate. Other risks relate principally to the securities market and ownership of our stock. The risks described below are not the only ones facing us. Additional risks, not now known to us or that we currently believe to be immaterial, may also adversely affect our business. Our business, financial condition or results of operation could be materially or adversely affected by any of these risks. The trading price of our stock could decline due to any of these risks, and investors may lose all or part of their investment.

    OUR TECHNOLOGY IS AT AN EARLY STAGE OF DEVELOPMENT.

    Our stem cells technology is at the early pre-clinical stage and has not yet led to the development of any proposed product. There can be no assurance that our stem cell technology will lead to the development of any proposed product or that any product that may be developed in the future in our stem cell programs will (i) survive and persist in the desired location, (ii) provide the intended therapeutic benefits, (iii) properly differentiate and integrate into existing tissue in the desired manner, or (iv) not cause side effects. Results obtained in early pre-clinical research may not be indicative of the results that will be obtained in later stages of pre-clinical or clinical research.

    Issues we do not now face because the technology is at an early stage may become relevant in the future. For example, we neither have nor need marketing, sales or distribution capabilities. When and if we develop a product or products, we will need to develop such capabilities or acquire them through licensing or other relationships with partners. There can be no assurance that we will be able either to develop adequate capabilities in-house or to enter into technically and financially acceptable relationships to acquire them. Since stem cells represent a novel form of therapy, there can be no assurance that any products we may develop will be accepted in the marketplace. Moreover, the use of such novel technology could expose us to product liability claims; we cannot be certain that we will be able to obtain adequate liability insurance on commercially reasonable terms or otherwise protect ourselves from such claims.

    WE HAVE LIMITED LIQUIDITY AND CAPITAL RESOURCES AND MUST OBTAIN SIGNIFICANT CAPITAL RESOURCES IN ORDER TO SUSTAIN OUR RESEARCH AND DEVELOPMENT EFFORTS.

    We have limited liquidity and capital resources and must obtain substantial additional capital in order to sustain research and development efforts. Substantial additional funds will be required to support our research and development programs, for acquisition of technology and intellectual property rights, and, to the extent we decide to undertake these activities ourselves, for pre-clinical and clinical testing of our anticipated products, pursuit of regulatory approvals, establishment of production capabilities and general administrative expenses.

    We intend to pursue our needed capital resources through equity and debt financings, corporate alliances, grants and collaborative research arrangements. Our ability to complete any such arrangements successfully will depend upon market conditions and, more specifically, on our progress in our research and development efforts. There can be no assurance that we will obtain the necessary capital resources from any such sources. Lack of necessary funds may require us to delay, reduce or eliminate some or all of our research and development programs or to license our technology or any potential products resulting therefrom to third parties. There can be no assurance that funding will be available to us when needed, if at all, or on terms acceptable to us.

    WE MAY NEED TO OBTAIN A PARTNER OR PARTNERS TO SUPPORT OUR STEM CELL DEVELOPMENT EFFORTS.

    Equity and other funds alone may not be sufficient to fund the cost of developing our stem cell technologies and we may be dependent on our ability to reach appropriate partnering arrangements providing support for our stem cell discovery and development efforts. While we have engaged, and expect to continue to engage, in discussions regarding such arrangements, we have not reached any agreement regarding any such arrangement and there can be no assurance that we will be able to obtain any such agreement on terms acceptable to us, if at all.

    WE HAVE A HISTORY OF OPERATING LOSSES AND THERE CAN BE NO ASSURANCE THAT WE WILL DEVELOP PRODUCTS, OBTAIN PRODUCT REVENUES OR BECOME PROFITABLE.

    Substantially all of our revenues to date have been derived from, and, for the foreseeable future, substantially all of our revenues are expected to be derived from, cooperative agreements, research grants and income earned on invested funds. We have incurred substantial operating losses in the past; as the financial statements in this Form 10K indicate, we incurred a net loss of approximately $4.568 million in the fourth quarter of 1999, resulting in our holding approximately $4.76 million in cash and cash equivalents at the end of 1999. The Company will continue to incur substantial operating losses in the future in order to conduct our research and development activities and, if those are successful, to fund clinical trials and other expenses. There can be no assurance that we will develop any product candidates, achieve revenues from any product sales or become profitable.

    WE HAVE SUBSTANTIAL OBLIGATIONS AND POTENTIAL OBLIGATIONS RESULTING FROM THE CONDUCT OF OUR FORMER ENCAPSULATED CELL THERAPY BUSINESS.

    We continue to have substantial obligations in regard to our former encapsulated cell therapy facilities and administrative offices in Rhode Island, including lease payments and operating costs of approximately $950,000 per year associated with our former Science and Administration Facility ("SAF") in Lincoln, Rhode Island, and debt service payments and operating costs of approximately $1,000,000 per year with respect to our former encapsulated cell therapy pilot manufacturing facility, also located in Lincoln, Rhode Island. We are currently seeking to sublease the SAF and to sell the pilot manufacturing facility, but there can be no assurance that we will succeed in these efforts. Failure in these efforts within a reasonable time period could have a material adverse effect on our liquidity and capital resources and adversely affect our ability to fund further development of our stem cell technology.

    THERE CAN BE NO ASSURANCE THAT WE WILL REALIZE ANY FURTHER REVENUE FROM THE SALE OF OUR ENCAPSULATED CELL TECHNOLOGY.

    In December 1999, we sold our encapsulated cell therapy technology to Neurotech S.A. While the sale provides for the possibility of our receiving royalty and other payments from Neurotech, there can be no assurance that any such payments will be received and we do not anticipate receiving any material payments from Neurotech in the near future, if at all.

    FOUNDERS OF STEMCELLS CALIFORNIA, INC. HAVE THE RIGHT TO CONTROL OUR STEM CELL RESEARCH AND TO REACQUIRE OUR STEM CELL TECHNOLOGY UNDER CERTAIN CIRCUMSTANCES.

    The agreement by which CytoTherapeutics acquired StemCells California in September 1997, provides for our stem cell research to be conducted pursuant to the provisions of an agreement between CytoTherapeutics and Drs. Irving Weissman and Fred Gage, founders of StemCells California, pursuant to a research plan. For so long as the goals of the research plan are accomplished, the stem cell research will continue to be conducted under an extension of such research plan approved by a Research Committee consisting of two persons chosen by Drs. Gage and Weissman, two chosen by CytoTherapeutics, and a fifth member appointed by Drs. Gage and Weissman, subject to the reasonable approval of CytoTherapeutics. Increases in stem cell research funding of not more than 25% a year approved by the Committee must be funded by CytoTherapeutics as long as the goals of the research plan are being met, provided, however, that CytoTherapeutics will retain the option of ceasing or reducing neural stem cell research even if all research plan goals are being met by accelerating the vesting of all still-achievable performance-based options granted to Drs. Weissman and Gage in connection with the acquisition of StemCells. If we cease or reduce non-neural stem cell research although all research plan goals are being met, however, Drs. Weissman and Gage would have the right to continue development of the non-neural stem cell research by licensing the technology related to such research to the founders in exchange for a payment to CytoTherapeutics equal to all funding for such research, plus royalty payments, which might not reflect fair market value for such technology at such time.

    PATENT PROTECTION FOR OUR TECHNOLOGY IS IMPORTANT BUT UNCERTAIN.

    Patent protection for products such as those we propose to develop is highly uncertain and involves complex factual and legal questions. There can be no assurance that any of our current or future patent rights will not be challenged, invalidated or circumvented, or that the rights granted under any such patent will provide competitive advantages to us. Because the first person or entity to discover and obtain a valid patent to a particular stem or progenitor cell may effectively block all others, it will be important to our development efforts for us or our collaborators to be the first to discover any stem cell that we are seeking; failure to do so could have a materially adverse effect on the Company.

    Proprietary trade secrets and unpatented know-how are also important to our research and development activities. We cannot be certain that others will not develop the same or similar technologies on their own, or that we will be able to protect our trade secrets and unpatented know-how and to keep them secret.

    WE MAY NEED TO OBTAIN LICENSES TO THIRD PARTY PATENTS.

    A number of pharmaceutical companies, biotechnology and other companies, universities and research institutions have filed patent applications or have been issued patents related to cell therapy and other technologies potentially relevant to or required by our potential products. We cannot predict which, if any, of any such applications will issue as patents or the claims that might be allowed. We are aware that a number of entities have filed applications relating to stem and/or progenitor cells. We cannot predict the effect of existing patent applications and patents on our technology or any future products we may develop. We may be required to seek licenses from others in order to commercialize our technology. There can be no assurance that we will be able to obtain such licenses on acceptable terms, if at all, or that the patents underlying any such licenses will be valid and enforceable.

    DEVELOPMENT OF OUR TECHNOLOGY WILL BE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION.

    Our research and development efforts, as well as any future clinical trials, and the manufacturing and marketing of any products we may develop, will be subject to extensive regulation by governmental authorities in the United States and other countries. The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain. There can be no assurance that we or our collaborators will be able to obtain the necessary approvals to commence or continue clinical testing or to manufacture or market our potential products in reasonable anticipated time frames, if at all. In addition, the United States Congress and other legislative bodies may enact regulatory reforms or restrictions on the development of new therapies that could adversely affect the regulatory environment in which we operate or the development of any products we may develop.

    DEVELOPMENT OF OUR STEM CELL TECHNOLOGY MAY BE MATERIALLY ADVERSELY AFFECTED BY REGULATORY CONCERNS REGARDING CELL THERAPY.

    Regulatory concerns regarding the risk of cell transplantation could lead to restrictions on the testing or use of cells as human therapeutics, which could materially adversely affect our stem cell development programs and the Company itself and could prevent us from developing, producing, licensing or selling products or make the cost of developing or producing products prohibitively high.

    ACQUISITION OF NEEDED CELLS AND OTHER MATERIALS MAY BE DIFFICULT.

    There can be no assurance that the Company will successfully identify or develop reliable and ethical sources of the cells required for its potential products and obtain such cells in quantity and quality sufficient to satisfy the commercial requirements of its potential products.

    WE ARE SIGNIFICANTLY DEPENDENT ON A LIMITED NUMBER OF KEY PERSONNEL.

    We are highly dependent on the principal members of our management and scientific staff and certain of our outside consultants. Loss of the services of any of these individuals could have a material adverse effect on our operations. In addition, our operations are dependent upon our ability to attract and retain additional qualified scientific and management personnel. There can be no assurance the Company will be able to attract and retain such personnel on acceptable terms given the competition among pharmaceutical, biotechnology and health care companies, universities and research institutions for experienced personnel.

    WE MAY BE SIGNIFICANTLY DEPENDENT ON THIRD PARTIES.

    In order to successfully develop and commercialize our technology, we may need to enter into a wide variety of arrangements with corporate sponsors, pharmaceutical companies, universities, research groups and others. There is no assurance that will be able to establish and maintain such arrangements on terms acceptable to us, or to successfully perform our obligations under such arrangements. If any of our collaborators terminates its relationship with us or fails to perform its obligations in a timely manner, the development or commercialization of our technology and any product candidates we may develop may be adversely affected.

    WE MAY NOT BE ABLE TO KEEP PACE WITH TECHNOLOGICAL CHANGE OR WITH THE ADVANCES OF OUR COMPETITORS.

    Competitors of the Company are numerous and include major pharmaceutical and chemical companies, biotechnology companies, universities and other research institutions. In addition, we have competitors with substantially greater capital resources, experience in obtaining regulatory approvals and, in the case of commercial entities, experience in manufacturing and marketing pharmaceutical products, than we do. There can be no assurance that our competitors will not succeed in developing technologies and products that are more effective than those being developed by CytoTherapeutics or that would render our technology and products obsolete or non-competitive.

    HEALTHCARE INSURERS AND OTHER ORGANIZATIONS MAY NOT PAY FOR OUR PRODUCTS OR MAY IMPOSE LIMITS ON REIMBURSEMENTS.

    In both domestic and foreign markets, sales of potential products is likely to depend in part upon the availability and amounts of reimbursement from third party health care payor organizations, including government agencies, private health care insurers and other health care payors such as health maintenance organizations and self-insured employee plans. There is considerable pressure to reduce the cost of therapeutic products. There can be no assurance that reimbursement will be provided by such payors at all or without substantial delay, or, if such reimbursement is provided, that the approved reimbursement amounts will provide sufficient funds to enable us to sell products we may develop on a profitable basis. Changes in reimbursement policy could also adversely affect the willingness of pharmaceutical companies to collaborate with the Company on the development of our stem cell technology.

    OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE.

    Our operating results have varied, and may in the future continue to vary, significantly from quarter to quarter due to a variety of factors. These factors include the receipt of one-time license or milestone payments under collaborative agreements, costs associated with termination of our encapsulated cell therapy business, variation in the level of expenses related to our research and development efforts, receipt of grants or other support for our research and development efforts, and other factors. Quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. These fluctuations may cause the price of our stock to fluctuate, perhaps substantially.

    OUR STOCK PRICE MAY BE VOLATILE.

    The market price for our Common Stock has been volatile and could decline below the offering price for the shares. We believe that the following factors, among other things, have caused the market price for our Common Stock to fluctuate substantially, and that they will continue to do so in the future:

    - The results of scientific developments by us or our competitors;

    - The formation or termination of corporate alliances;

    - Determinations regarding our patent rights and the patent rights of others; and

    - Variations in our quarterly operating results.

    The stock market has recently experienced extreme price and volume fluctuations. These fluctuations have especially affected the market price of the stock of many high technology and health care-related companies. Such fluctuations have often been unrelated to the operating performance of these companies. Nonetheless, these broad market fluctuations may negatively affect the market price of our Common Stock.

    EVENTS WITH RESPECT TO OUR SHARE CAPITAL COULD CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

    Sales of substantial amounts of our Common Stock on the open market, or the availability of such shares for sale, could adversely affect the price of our Common Stock. In particular, as of March 20, 2000, stock options to purchase approximately 965,160 shares of Common Stock were outstanding, at an average exercise price of approximately $2.281 per share (subject to adjustment in certain circumstances); of this total, options covering approximately 395,811 shares are currently exercisable at an average exercise price of approximately $3.456 per share.