Form 10-Q
period 2000-03-31
CYTOTHERAPEUTICS INC/DE
filed 2000-05-15
CIK 883975

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:                            0-19871
March 31, 2000                                    -------
                                            Commission File Number


                     CYTOTHERAPEUTICS, INC.
       (Exact name of registrant as specified in its charter)

       DELAWARE                                         94-3078125
       --------                                         ----------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       identification No)

                        525 DEL REY AVENUE SUITE C
                           SUNNYVALE, CA 94086
     (Address of principal executive offices including zip code)

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

Yes |X|  No  |_|

At April 30, 2000, there were 19,598,521 shares of Common Stock, $.01 par value, issued and outstanding. There were no issued and outstanding shares of Preferred Stock.

                             CYTOTHERAPEUTICS, INC.

                                     INDEX

PART I. FINANCIAL INFORMATION                                     Page Number

Item 1.  Financial Statements                                          3

         Condensed Consolidated Balance Sheets (unaudited)             3
         March 31, 2000 and December 31, 1999

         Condensed Consolidated Statements of Operations               4
         (unaudited) Three months ended March 31, 2000
         and 1999

         Condensed Consolidated Statements of Cash Flows               5
         (unaudited) Three months ended March 31, 2000
         and 1999

         Notes to Condensed Consolidated Financial Statements          6
         (unaudited)

Item 2.  Management's Discussion and Analysis of Financial             8
         Condition and Results of Operations


PART II. OTHER INFORMATION                                            11

Item 1.  Legal Proceedings                                            11

Item 6.  Exhibits and Reports on Form 8-K                             11

SIGNATURES                                                            12

PART I - ITEM 1 - FINANCIAL STATEMENTS

CYTOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS



                                                              March 31, 2000     December 31, 1999
                                                                 (unaudited)          (footnote 1)
                                                                 -----------          -----------
Assets
Current assets:
  Cash and cash equivalents                                     $ 4,502,209          $  4,760,064
  Technology sale receivable                                                            3,000,000
  Other current assets                                              898,427             1,210,791
                                                              -------------        --------------
      Total current assets                                        5,400,636             8,970,855

Property, plant and equipment, net                                5,150,670             5,251,376

Intangible assets, net                                            1,013,298             1,108,768
Other assets                                                        771,272               750,000
                                                              -------------        --------------

      Total assets                                              $12,335,876          $ 16,080,999
                                                              -------------        --------------
                                                              -------------        --------------

Liabilities and Stockholders' Equity
Current liabilities:

  Accounts payable                                                $ 122,274             $ 631,315
  Accrued expenses                                                1,107,829             2,859,443
  Other accrued expenses                                                                   45,625
  Current maturities of capitalized lease obligations               326,250               324,167
                                                              -------------        --------------
    Total current liabilities                                     1,556,353             3,860,550

Capitalized lease obligations, less current maturities            2,855,000             2,937,083
Deposits                                                             26,000                26,000
Deferred rent                                                       541,460               502,353

Redeemable stock                                                          -             5,248,610

Stockholders' equity
   Common stock                                                     194,398               186,355
   Additional paid in capital                                   129,510,883           123,917,758
   Deferred compensation                                         (1,181,250)           (1,225,000)
   Accumulated deficit                                         (121,166,968)         (119,372,710)
                                                              -------------        --------------

     Total stockholders' equity                                   7,358,602             3,506,403
                                                              -------------        --------------

     Total liabilities and stockholders' equity                 $12,335,876          $ 16,080,999
                                                              -------------        --------------
                                                              -------------        --------------

        See accompanying notes to condensed consolidated financial statements.

PART I - ITEM 1 - FINANCIAL STATEMENTS

CYTOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



(unaudited)                                                Three Months Ended
                                                               March 31,
                                                      2000               1999
                                                 ------------        ------------
Revenue from collaborative arrangements          $        -           $  2,501,035

Operating expenses:

     Research and development                       786,139              3,566,557
     General and administrative                   1,012,593                995,459
                                               ------------           ------------
                                                  1,798,732              4,562,016
                                               ------------           ------------

Loss from operations                             (1,798,732)            (2,060,981)

Other income (expense):
     Investment income                               73,332                222,111
     Interest expense                               (68,858)               (93,825)
                                               ------------           ------------
                                                      4,474                128,286
                                               ------------           ------------

Net loss                                       ($ 1,794,258)          ($ 1,932,695)
                                               ------------           ------------
                                               ------------           ------------

Basic and diluted net loss per share                 ($0.09)               ($ 0.10)
                                               ------------           ------------
                                               ------------           ------------

Shares used in computing basic and diluted
         net loss per share                      19,329,517             18,452,297
                                               ------------           ------------
                                               ------------           ------------


       See accompanying notes to condensed consolidated financial statements.

PART I - ITEM 1 - FINANCIAL STATEMENTS

CYTOTHERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS


(unaudited)                                                                    Three Months Ended
                                                                                    March 31,
                                                                             2000                1999
                                                                         ------------        ------------
Cash flows from operating activities:

  Net loss                                                                 ($1,794,258)        ($1,932,695)
  Adjustments to reconcile net loss to net cash used for
       operating activities:

      Depreciation and amortization                                            204,449             580,556
      Amortization of deferred compensation expense                             43,750             134,963
      Net changes in operating assets and liabilities                       (1,776,812)         (1,967,157)
                                                                           ------------        ------------
   Net cash used in operating activities                                    (3,322,870)         (3,184,333)
                                                                           ------------        ------------

Cash flows from investing activities:

  Proceeds from sale of marketable securities                                        -           3,192,039
  Purchases of marketable securities                                                 -          (3,544,276)
  Purchase of property, plant and equipment                                     (7,542)            (41,624)
  Acquisition of other assets                                                        -            (149,043)
 Proceeds from sales of technology                                           2,800,000                   -
                                                                           ------------        ------------
  Net cash provided by investing activities                                  2,792,458            (542,904)
                                                                           ------------        ------------

Cash flows from financing activities:

  Proceeds from the exercise of stock options                                  352,557              66,428
    Principal payments under capitalized lease obligations
       and mortgage payable                                                    (80,000)           (328,750)
                                                                           ------------        ------------
    Net cash provided by (used in) financing activities                        272,557            (262,322)
                                                                           ------------        ------------
Net decrease in cash and cash equivalents                                     (257,855)         (3,989,559)
Cash and cash equivalents, beginning of period                               4,760,064           7,864,788
                                                                           ------------        ------------

Cash and cash equivalents, end of period                                    $4,502,209          $3,875,229
                                                                           ------------        ------------
                                                                           ------------        ------------

                    See accompanying notes to condensed financial statements.

PART I - ITEM 1 - FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2000 and 1999

NOTE 1. BASIS OF PRESENTATION

  The accompanying, unaudited, condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2000.

  The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

  For further information, refer to the audited financial statements and footnotes thereto as of December 31, 1999 included in the Company's Annual Report to Stockholders and the Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE 2. NET LOSS PER SHARE

  Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded, as their effect is antidilutive.

NOTE 3. COMPREHENSIVE INCOME

  For the three months ended March 31, 2000 and 1999, total comprehensive loss was the same as the reported net loss.

NOTE 4. WIND-DOWN OF ENCAPSULATED CELL TECHNOLOGY

  In the last two quarters of 1999, the Company wound down operations relating to its former encapsulated cell technology to focus its resources on the research and development of its proprietary stem cell technology platform. At the end of 1999 balance in the reserve created for wind-down expenses was $1,934,569. For the first quarter of 2000 the rollforward of this balance is as follows:

----------------------- --------------------- -------------------- --------------------- --------------------
     Description           Reserve as at         Cash Payments            Other             Reserve as at
                              12/31/99                                                         3/31/00
----------------------- --------------------- -------------------- --------------------- --------------------
Fixed Assets                  $300,000                     $0              $0                  $300,000
----------------------- --------------------- -------------------- --------------------- --------------------
Facilities,
Maintenance and other          462,569                246,028               0                   216,541
Expenses
----------------------- --------------------- -------------------- --------------------- --------------------
RIPSAT Settlement            1,172,000               1,172,000              0                         0
----------------------- --------------------- -------------------- --------------------- --------------------


----------------------- --------------------- -------------------- --------------------- --------------------
 Totals                      $1,934,569           $1,418,028              $0                    $516,541
----------------------- --------------------- -------------------- --------------------- --------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company for the three months ended March 31, 2000 and 1999 should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related footnotes thereto.

The statements contained in this report, other than statements of historical fact, constitute forward-looking statements. Such statements include, without limitation, all statements as to expectation or belief and statements as to the Company's future results of operations, the progress of the Company's research and product development programs, the need for, and timing of, additional capital and capital expenditures, partnering prospects, the need for additional intellectual property rights, effects of regulations, and the need for additional facilities and potential market opportunities. The Company's actual results may vary materially from those contained in such forward-looking statements because of risks to which the Company is subject, such as failure to obtain a corporate partner or partners to support the Company's stem cell programs, the Company's ability to sell, assign or sublease its interests in its facilities related to its former encapsulated cell technology program, risks of delays in research, development and clinical testing programs, obsolescence of the Company's technology, lack of available funding, competition from third parties, intellectual property rights of third parties, failure of the Company's collaborators to perform, regulatory constraints, litigation and other risks to which the Company is subject. See "Cautionary Factors Relevant to Forward-Looking-Information" filed as Exhibit 99 to the Company's Annual Report for the fiscal year ended 1999 and incorporated herein by reference.

OVERVIEW

Since its inception in 1988, the Company has been primarily engaged in research and development of human therapeutic products. As a result of a restructuring in the second half of 1999, the Company's sole focus is now on its platform stem cell technology. At the beginning of last year, by contrast, the Company's main headquarters, the substantial majority of its employees, and a main focus of its operations were primarily devoted to a different technology (encapsulated cell technology, or "ECT"). A clinical trial of the ECT then in progress has been terminated, the other operations relating to the ECT were wound down, the employment of those who worked on the ECT was terminated, the ECT has been sold and the Company has relocated from Rhode Island to Sunnyvale, California. Comparisons with last year's results are correspondingly less meaningful than they may be under other circumstances.

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

The Company's results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future due to the occurrence of material, nonrecurring events, including without limitation the receipt of one-time, nonrecurring licensing payments, and the initiation or termination of research collaborations, in addition to the winding-down of terminated research and development programs referred to above.

Results of Operations
Three months ended March 31, 2000 and 1999

For the quarters ended March 31, 2000 and 1999, revenues from collaborative agreements totaled $0 and $2,501,000, respectively. The decrease in revenues resulted from the June 1999 termination of a

Development, Marketing and License Agreement related to the Company's former encapsulated cell technology. The Company has not yet entered revenue-producing collaborations with respect to its platform stem cell technology.

Research and development expenses totaled $786,000 for the three months ended March 31, 2000, compared with $3,566,000 for the same period in 1999. The decrease of $2,780,000, or 78%, from 1999 to 2000 was primarily attributable to the wind-down of research activities relating to the ECT.

General and administrative expenses were $1,013,000 for the three months ended March 31, 2000, compared with $995,000 for the same period in 1999. The increase of $18,000, or 2%, from 1999 to 2000 was primarily attributable to the Company's reestablishment of its corporate office in California.

Interest income for the three months ended March 31, 2000 and 1999 was $73,000 and $222,000, respectively. The decrease in interest income in 2000 was attributable to the lower average investment balances during such period.

Interest expense was $69,000 for the three months ended March 31, 2000, compared with $94,000 for the same period in 1999. The decrease in 2000 was attributable to lower outstanding debt and capital lease balances in 2000 compared to 1999.

Net loss for the three months ended March 31, 2000 was $1,794,000, or $0.09 per share, as compared to net loss of $1,933,000, or $0.10 per share, for the comparable period in 1999. The decrease in net loss of $139,000, or 7%, from the same period in 1999 is primarily due to the wind-down of research activities related to the Encapsulated Cell Technology which was sold at the end of 1999.

Liquidity and Capital Resources

Since its inception, the Company has financed its operations through the sale of common and preferred stock, the issuance of long-term debt and capitalized lease obligations, revenues from collaborative agreements, research grants and interest income.

The Company had unrestricted cash and cash equivalents totaling $4,502,000 at March 31, 2000. Cash equivalents are invested in money market funds.

The Company's liquidity and capital resources have been significantly affected by its relationships with corporate partners, which were related to the Company's former ECT. These relationships are now terminated, and the Company has not yet established corporate partnerships with respect to its stem cell technology. On December 30, 1999 the Company sold its ECT to Neurotech S.A. for a payment of $3,000,000, royalties on future product sales, and a portion of certain Neurotech revenues from third parties in return for the assignment to Neurotech of intellectual property assets relating to ECT. In addition, the Company retained certain non-exclusive rights to use ECT in combination with its proprietary stem cell technology and in the field of vaccines for prevention and treatment of infectious diseases. The Company received $2,800,000 of the initial payment on January 3, 2000 with a remaining balance of $200,000 placed in escrow, to be received by the Company upon demonstration satisfactory to Neurotech that certain intellectual property is not subject to other claims.

The Company continues to have substantial outstanding obligations in regard to its facilities in Lincoln, Rhode Island, including lease payments and operating costs of approximately $950,000 per year associated with its former research laboratory and corporate headquarters building, and debt service payments and operating costs of approximately $1,000,000 per year with respect to the its pilot manufacturing and cell processing facility. The Company is actively seeking to sublease, assign or sell its interests in these facilities, but there can be no assurance that the Company will succeed in these efforts within a reasonable time period. Failure to do so will have a material adverse effect on the Company's liquidity and capital resources.

On April 13, 2000, the Company completed arrangements to sell 1,500 shares of 6% cumulative convertible preferred stock plus a warrant for 75,000 shares of the Company's common stock to a member of its Board of Directors for $1,500,000, on terms more favorable than it was then able to obtain from outside investors. The shares are convertible at the option of the holder into common stock at a price to be determined by reference to the price of the Company's common stock for a period approximately from April 12, 2000 through the twentieth trading day following the filing of this Form 10-K. The conversion price may be below the trading market price of the stock at the time of conversion. The holder of the preferred stock has liquidation rights equal to his original investment plus accrued but unpaid dividends. The investor would be entitled to make additional investments in the Company on the same terms as those on which the Company completes offerings of its securities with third parties within 6 months, if any such offerings are completed. If offerings totaling at least $6 million are not completed during the 6 months, the investor has the right to acquire up to 1,500 additional shares of convertible preferred stock at a pre-determined per share. Any unconverted preferred stock is converted, at the applicable conversion price, on April 13, 2002 in the case of the original stock and two years after the first acquisition of any of the additional 1,500 shares, if any are acquired. The warrant expires on April 13, 2005. As a result of this transaction, the Company has adequate resources to fund its operations into the first quarter of 2001.

The Company has limited liquidity and capital resources and must obtain significant additional capital resources in the near future in order to sustain its product development efforts. Substantial additional funds will be required to support the Company's research and development programs, for acquisition of technologies and intellectual property rights, for preclinical and clinical testing of its anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities and for general and administrative expenses. The Company's ability to obtain additional capital will be substantially dependent on the its ability to obtain partnering support for its stem cell technology and, in the near term, on the its ability to realize proceeds from the sale, assignment or sublease of its facilities in Rhode Island. There can be no assurance that the Company will succeed in any or all of these efforts, and failure to do so will have a material effect on the Company's liquidity and capital resources. Until the Company's operations generate significant revenues from product sales, the Company must rely on cash reserves and proceeds from equity and debt offerings, proceeds from the transfer or sale of its intellectual property rights, equipment or facilities, government grants and funding from collaborative arrangements, if obtainable, to fund its operations.

The Company intends to pursue opportunities to obtain additional financing in the future through equity and debt financings, grants and collaborative research arrangements. The source, timing and availability of any future financing will depend principally upon market conditions, interest rates and, more specifically, on the Company's progress in its exploratory, preclinical and future clinical development programs. Lack of necessary funds may require the Company to delay, reduce or eliminate some or all of its research and product development programs or to license its potential products or technologies to third parties. No assurance can be given that funding will be available when needed, if at all, or on terms acceptable to the Company.

While the Company's cash requirements may vary, as noted above, the Company currently expects that its existing capital resources, including income earned on invested capital, will be sufficient to fund its operations into the first quarter of 2001. The Company's cash requirements may vary, however, depending on numerous factors. Lack of necessary funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs and/or its capital expenditures or to license its potential products or technologies to third parties.

Year 2000

The Company tested its material software applications to determine whether each program was prepared to accommodate date information for the year 2000 and beyond, and found them to be year 2000 compliant. The Company also tested the status of its facilities systems such as phones, voice mail, heating/air conditioning, electricity and security systems and its laboratory and manufacturing equipment, and polled its major vendors and suppliers, to determine if they are year 2000 compliant, again without identifying any problems. The Company has not to date encountered any significant year 2000 problems, but is continuing to monitor for potential issues. The costs of testing and monitoring have been and are expected to continue to be immaterial to the Company's operating results, but there can be no assurance that no problem will reveal itself in the future, or that if a problem does occur it will not have an adverse effect on the Company's operations or financial results, but there can be no assurance that no problem will reveal itself in the future, or that if a problem does occur it will not have an adverse effect on the Company's operations or financial results.

PART II - ITEM 1

LEGAL PROCEEDINGS

      None.

PART II - ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

   Exhibit 27 - Financial Data Schedule

(b)   REPORTS ON FORM 8-K

   The Company filed three current reports on Form 8-K during the first quarter of 2000: on January 14, 2000, it reported the sale of its former encapsulated cell technology to Neurotech, SA; on February 11, 2000, it reported the appointment of George W. Dunbar, Jr., as Acting President and CEO of the Company; and on March 23, 2000, it announced the settlement of certain claims or potential claims.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CYTOTHERAPEUTICS, INC.
                                       ---------------------------
                                             (Name of Registrant)

May 12, 2000                           /s/ George W. Dunbar, Jr.
                                       ----------------------------
(Date)                                 Acting Chief Executive Officer and

                                       Acting Chief Financial Officer

                                       (principal financial officer and

                                       principal accounting officer)