Form 10-Q
period 2000-06-30
STEMCELLS INC
filed 2000-08-14
CIK 883975

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:
June 30, 2000                               Commission File Number:    0-19871
                                                                       -------

                                 STEMCELLS, INC.
                        (formerly CYTOTHERAPEUTICS, INC.)
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                         94-3078125
             --------                                         ----------
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                         identification No)

                           525 DEL REY AVENUE SUITE C
                               SUNNYVALE, CA 94085
                               -------------------
           (Address of principal executive offices including zip code)

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

Yes |_|  No  |X|

At June 30, 2000, there were 19,612,677 shares of Common Stock, $.01 par value, issued and outstanding.

                                 STEMCELLS, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION                                                             Page Number

Item 1.  Financial Statements                                                                  3

         Condensed Consolidated Balance Sheets (unaudited) June 30, 2000 and                   3
         December 31, 1999

         Condensed Consolidated Statements of Operations (unaudited) Three and                 4
         six months ended June 30, 2000 and 1999

         Condensed Consolidated Statements of Cash Flows (unaudited) Six months                5
         ended June 30, 2000 and1999

         Notes to Condensed Consolidated Financial Statements (unaudited)                      6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results               8
         of Operations

PART II. OTHER INFORMATION                                                                    11

Item 1.  Legal Proceedings                                                                    11

Item 4.  Submission of Matters to a Vote of Security-Holders                                  11

Item 6.  Exhibits and Reports on Form 8-K                                                     12

SIGNATURES                                                                                    13

PART I - ITEM 1 - FINANCIAL STATEMENTS

STEMCELLS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             June 30, 2000    December 31, 1999
                                                               (unaudited)        (Note 1)
                                                             -------------      -------------
Assets
Current assets:
     Cash and cash equivalents                               $   5,535,264      $   4,760,064
     Technology sale receivable                                    200,000          3,000,000
     Other current assets                                          718,145          1,210,791
                                                             -------------      -------------
         Total current assets                                    6,453,409          8,970,855

     Restricted Investments                                     19,220,165               --
     Property, plant and equipment, net                          5,028,141          5,251,376
     Intangible assets, net                                        936,745          1,108,768
     Other assets                                                  750,000            750,000
                                                             -------------      -------------

Total assets                                                 $  32,388,460      $  16,080,999
                                                             =============      =============

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                        $     144,269      $     631,315
     Accrued expenses                                              915,092          2,905,068
     Current maturities of capitalized lease obligations           326,250            324,167
                                                             -------------      -------------
Total current liabilities                                        1,385,611          3,860,550

Capitalized lease obligations, less current maturities           2,775,000          2,937,083
Deposits                                                            26,000             26,000
Deferred rent                                                      596,222            502,353
Redeemable stock                                                      --            5,248,610

Stockholders' equity
     Convertible Preferred Stock                                 1,500,000               --
     Common stock                                                  195,308            186,355
     Additional paid in capital                                129,526,328        123,917,758
     Accumulated deficit                                      (121,698,674)      (119,372,710)
     Accumulated other comprehensive income                     19,220,165               --
     Deferred compensation                                      (1,137,500)        (1,225,000)
                                                             -------------      -------------

         Total stockholders' equity                             27,605,627          3,506,403
                                                             -------------      -------------

         Total liabilities and stockholders' equity          $  32,388,460      $  16,080,999
                                                             =============      =============

See accompanying notes to condensed consolidated financial statements.

PART I - ITEM 1 - FINANCIAL STATEMENTS

STEMCELLS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)                                             Three Months                      Six Months
                                                       Ended June 30                    Ended June 30
                                                   2000             1999             2000            1999
                                               ------------     ------------     ------------    ------------

Revenue from collaborative arrangements        $       --        $  2,520,672      $       --        $  5,021,707

Operating expenses:

     Research and development                       873,793         3,280,826         1,659,932         6,847,383
     General and administrative                   1,065,693         1,172,856         2,078,286         2,168,315
                                               ------------      ------------      ------------      ------------
                                                  1,939,486         4,453,682         3,738,218         9,015,698
                                               ------------      ------------      ------------      ------------

Loss from operations                             (1,939,486)       (1,933,010)       (3,738,218)       (3,993,991)

Other income (expense):

     Investment income                               64,900           184,220           138,232           406,331
     Interest expense                               (73,708)          (91,229)         (142,566)         (185,054)
     Other Gain                                   1,416,588              --           1,416,588              --
                                               ------------      ------------      ------------      ------------
                                                  1,407,780            92,991         1,412,254           221,277
                                               ------------      ------------      ------------      ------------

Net Loss                                       ($   531,706)     ($ 1,840,019)     ($ 2,325,964)               ($
                                                                                                        3,772,714)
                                               ============      ============      ============      ============

Basic and Diluted Net Loss per share           ($      0.03)     ($      0.10)     ($      0.12)     ($      0.20)
                                               ============      ============      ============      ============

Shares used in computing Basic and Diluted
         Net Loss per share                      19,356,928        18,514,236        19,419,236        18,483,437
                                               ============      ============      ============      ============

See accompanying notes to condensed consolidated financial statements.

PART I - ITEM 1 - FINANCIAL STATEMENTS

STEMCELLS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)                                                                    Six Months Ended
                                                                                   June 30,
                                                                            2000                1999
                                                                        ------------        ------------
Cash flows from operating activities:

    Net Income                                                          ($2,325,964)     ($3,772,714)
    Adjustments to reconcile net loss to net cash used for
         operating activities:
        Depreciation and amortization                                       407,634        1,163,295
        Deferred stock compensation                                          87,500          189,650
        Net changes in operating assets and liabilities                     909,492      (2,075,873)
                                                                        -----------      -----------
     Net cash used in operating activities                                 (921,338)      (4,495,642)
                                                                        -----------      -----------

Cash flows from investing activities:
     Proceeds from marketable securities                                       --          6,891,026
     Purchases of marketable securities                                        --         (4,397,676)
     Purchase/Sale of property, plant and equipment                           8,005         (131,113)
     Acquisition of other assets                                            (20,380)        (274,510)
                                                                        -----------      -----------
     Net cash provided by investing activities                              (12,375)        2,087,727
                                                                        -----------      -----------

Cash flows from financing activities:

     Proceeds from the exercise of stock options                            368,913          176,545
     Proceeds from issuance of Preferred Stock                            1,500,000             --
         Principal payments under capitalized lease obligations
         and mortgage payable                                              (160,000)        (881,250)
                                                                        -----------      -----------
     Net cash provided by financing activities                            1,708,913         (704,705)
                                                                        -----------      -----------
Net increase/(decrease) in cash and cash equivalents                        775,200       (3,112,620)
Cash and cash equivalents, beginning of period                            4,760,064        7,864,788
                                                                        -----------      -----------

Cash and cash equivalents, end of period                                $ 5,535,264      $ 4,752,168
                                                                        ===========      ===========

See accompanying notes to condensed financial statements.

PART I - ITEM 1 - FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2000 and 1999

NOTE 1. BASIS OF PRESENTATION

     On May 23, 2000, the Company's name was changed to StemCells, Inc. from CytoTherapeutics, Inc., by vote of the shareholders at the Annual Meeting. The accompanying, unaudited, condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2000.

     The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required for complete financial statements in accordance with generally accepted accounting principles.

     For the complete financial statements, refer to the audited financial statements and footnotes thereto as of December 31, 1999 included in the Company's Annual Report to Stockholders and the Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE 2. EARNINGS PER SHARE

     Net loss-per-share is computed using the weighted-average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded, as their effect is antidilutive.

NOTE 3. COMPREHENSIVE INCOME

     For the six months ended June 30, 2000 and 1999, total comprehensive income/(loss) was $16,894,201 and ($3,772,714) respectively. For the quarter ended June 30, 2000 and 1999 the comprehensive income/(loss) was $18,688,459 and ($1,840,019) respectively. The reported net loss for the six months ended June 30, 2000 and 1999 was $2,325,964 and $3,772,714. The
     reported net loss for the quarter ended June 30, 2000 and 1999 was $531,706 and $1,840,019 respectively. During the second quarter of 2000, the Company recorded its ownership of 126,193 shares of Modex Therapeutics Ltd as available for sale at an estimated fair value of $19,220,165 (see note 4).

NOTE 4. INVESTMENTS

     At June 30, 2000, the Company owned 126,193 shares of Modex Therapeutics Ltd ("Modex"), a public Swiss biotechnology company. The investment is recorded as available-for-sale at estimated fair value with the unrealized gain reported in other comprehensive income. Estimated fair value at June 30, 2000 is as follows:

           -----------------------------------------------------------------
               COST          GROSS UNREALIZED GAIN           FAIR VALUE
           -----------------------------------------------------------------
                $0                $19,220,165                $19,220,165
           -----------------------------------------------------------------

NOTE 5. WIND-DOWN OF ENCAPSULATED CELL TECHNOLOGY

     In the last two quarters of 1999, the Company wound down operations relating to its former encapsulated cell technology to focus its resources on the research and development of its proprietary stem cell technology platform. At the end of 1999 balance in the reserve created for wind-down expenses was $1,934,569. For the first half of 2000 the roll-forward of this balance is as follows:

--------------------------------------------------------------------------------
     Description        Reserve as at       Cash Payments      Reserve as at
                           12/31/99                               6/30/00
--------------------------------------------------------------------------------
Fixed Assets                $300,000                 $0            $300,000
--------------------------------------------------------------------------------
Facilities,
Maintenance and other
Expenses                     462,569            462,569                   0
--------------------------------------------------------------------------------
RIPSAT Settlement          1,172,000          1,172,000                   0
--------------------------------------------------------------------------------
Totals                    $1,934,569         $1,634,569            $300,000
--------------------------------------------------------------------------------

NOTE 6. SUBSEQUENT EVENTS

     On August 3, 2000, the Company completed a $4 million common stock financing transaction with Millennium Partners, LP (the "Fund"). StemCells received $3 million of the purchase price at the closing and will receive the remaining $1 million upon effectiveness of a registration statement covering the shares owned by the Fund. The Fund purchased the Company's common stock at $4.33 per share. The Fund will be entitled to receive additional shares of common stock on eight dates beginning six months from the closing and every three months thereafter. The number of additional shares the Fund will be entitled to on each date will be based on the number of shares of common stock the Fund continues to hold on each date and the market price of the Company's common stock over a period prior to each date. The Company will have the right, under certain circumstances, to cap the number of additional shares by purchasing part of the entitlement from the Fund. The Fund also received a warrant to purchase up to 101,587 shares of common stock at $4.725 per share. This warrant is callable by StemCells at $8.6625 per underlying share. In addition, the Fund has the option for twelve months to purchase up to $3 million of additional common stock.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company for the six months ended June 30, 2000 and 1999 should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related footnotes thereto.

The statements contained in this report, other than statements of historical fact, constitute forward-looking statements. Such statements include, without limitation, all statements as to expectation or belief and statements as to the Company's future results of operations, the progress of the Company's research and product development programs, the need for, and timing of, additional capital and capital expenditures, partnering prospects, the need for additional intellectual property rights, effects of regulations, and the need for additional facilities and potential market opportunities. The Company's actual results may vary materially from those contained in such forward-looking statements because of risks to which the Company is subject, such as failure to obtain a corporate partner or partners to support the Company's stem cell programs, the Company's ability to sell, assign or sublease its interests in its facilities related to its former encapsulated cell technology program, risks of delays in research, development and clinical testing programs, obsolescence of the Company's technology, lack of available funding, competition from third parties, intellectual property rights of third parties, failure of the Company's collaborators to perform, regulatory constraints, litigation and other risks to which the Company is subject. In addition, the value of the Company's holdings of Modex Therapeutics Ltd ("Modex") is subject to change. The performance of Modex stock since Modex's initial public offering does not predict its future value. See also "Cautionary Factors Relevant to Forward-Looking-Information" filed as Exhibit 99 to the Company's Annual Report for the fiscal year ended December 31, 1999 and incorporated herein by reference.

OVERVIEW

Since its inception in 1988, the Company has been primarily engaged in research and development of human therapeutic products. As a result of a restructuring in the second half of 1999, the Company's sole focus is now on its platform stem cell technology. At the beginning of last year, by contrast, the Company's main headquarters, most of its employees, and a main focus of its operations were primarily devoted to a different technology (encapsulated cell technology, or "ECT"). Since that time, a clinical trial of the ECT then in progress was terminated, the Company's other operations relating to the ECT were wound down, the employment of those who worked on the ECT was terminated, the ECT has been sold and the Company has relocated from Rhode Island to Sunnyvale, California. Comparisons with last year's results are correspondingly less meaningful than they may be under other circumstances.

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

Results of Operations
Six months ended June 30, 2000 and 1999

For the six months ended June 30, 2000 and 1999, revenues from collaborative agreements totaled $0 and $5,021,707, respectively. The decrease in revenues resulted from the June 1999 termination of a Development, Marketing and License Agreement related to the Company's former encapsulated cell technology. The Company has not yet entered into revenue-producing collaborations with respect to its platform stem cell technology.

During the second quarter 2000 the Company realized a $1,427,686 gain in connection with its investment in Modex Therapeutics Ltd ("Modex"), a Swiss biotechnology company that completed an initial public offering on June 23, 2000. At June 30, 2000, the Company owned 126,193 shares with an estimated fair value of $19,220,165.

Research and development expenses totaled $1,659,932 for the six months ended June 30, 2000, compared with $6,847,383 for the same period in 1999. The decrease of $5,187,451, or 76%, from 1999 to 2000 was primarily attributable to the wind-down of research activities relating to the ECT.

General and administrative expenses were $2,078,286 for the six months ended June 30, 2000, compared with $2,168,315 for the same period in 1999. The decrease of $90,029, or 4%, from 1999 to 2000 was primarily attributable to the establishment of a smaller corporate office in California.

Interest income for the six months ended June 30, 2000 and 1999 was $138,232 and $406,331, respectively. The decrease in interest income in 2000 was attributable to the lower average investment balances during such period.

Interest expense was $142,566 for the six months ended June 30, 2000, compared with $185,054 for the same period in 1999. The decrease in 2000 was attributable to lower outstanding debt and capital lease balances in 2000 compared to 1999.

Net loss for the six months ended June 30, 2000 was $2,325,964, or ($0.12) per share, as compared to net loss of $3,772,714, or ($0.20) per share, for the comparable period in 1999. The decrease in net loss of $1,446,750 from the same period in 1999 primarily reflects the Company's stock in Modex, as the reductions in expenses were offset by the decrease in revenues from collaboration agreements. The Company (then known as CytoTherapeutics, Inc.) was one of the founders of Modex, a Swiss biotherapeutics company established in 1996 to pursue encapsulated cell technologies related to former programs of the Company. After Modex' Initial Public offering on the Swiss Neue Markt in late June, StemCells owns 126,193 shares of Modex common stock. The IPO price was
168.00 Swiss Francs, and the share price on June 30 was 247.50 Swiss Francs. The shares are subject to a lockup for 6 months from the date of the IPO.

Results of Operations
Three months ended June 30, 2000 and 1999

For the three months ended June 30, 2000 and 1999, revenues from collaborative agreements totaled $0 and $2,520,672, respectively. The decrease in revenues resulted from the June 1999 termination of a Development, Marketing and License Agreement related to the Company's former encapsulated cell technology. The Company has not yet entered into revenue-producing collaborations with respect to its platform stem cell technology.

During the second quarter 2000 the Company realized a $1,427,686 gain in connection with its investment in Modex Therapeutics Ltd ("Modex", a Swiss biotechnology company that completed an initial public offering on June 23, 2000. At June 30, 2000, the Company owned 126,193 shares with an estimated fair value of $19,220,165.

Research and development expenses totaled $873,793 for the three months ended June 30, 2000, compared with $3,280,826 for the same period in 1999. The decrease of $2,407,033, or 73%, from 1999 to 2000 was primarily attributable to the wind-down of research activities relating to the ECT.

General and administrative expenses were $1,065,693 for the three months ended June 30, 2000, compared with $1,172,856 for the same period in 1999. The decrease of $107,163, or 9%, from 1999 to 2000 was primarily attributable to the establishment of a smaller corporate office in California.

Interest income for the three months ended June 30, 2000 and 1999 was $64,900 and $184,220, respectively. The decrease in interest income in 2000 was attributable to the lower average investment balances during such period.

Interest expense was $73,708 for the three months ended June 30, 2000, compared with $91,229 for the same period in 1999. The decrease in 2000 was attributable to lower outstanding debt and capital lease balances in 2000 compared to 1999.

Net loss for the three months ended June 30, 2000 was $531,706, or ($0.03) per share, as compared to net loss of $1,840,019, or ($0.10) per share, for the comparable period in 1999. The decrease in net loss of $1,308,313 from the same period in 1999 primarily reflects a gain of $1,427,686 in connection with the Company's stock in Modex, as the reductions in expenses were offset by the decrease in revenues from collaboration agreements. The Company (then known as CytoTherapeutics, Inc.) was one of the founders of Modex, a Swiss biotherapeutics company established in 1996 to pursue encapsulated cell technologies related to former programs of the Company. After Modex's Initial Public offering on the Swiss Neue Markt in late June, StemCells owns 126,193 shares of Modex common stock. The IPO price was 168.00 Swiss Francs, and the share price on June 30 was 247.50 Swiss Francs. The shares are subject to a lockup for 6 months from the date of the IPO.

Liquidity and Capital Resources

Since its inception, the Company has financed its operations through the sale of common and preferred stock, the issuance of long-term debt and capitalized lease obligations, revenues from collaborative agreements, research grants and interest income.

The Company had unrestricted cash and cash equivalents totaling $5,535,264 at June 30, 2000. Cash equivalents are invested in money market funds.

The Company's liquidity and capital resources were, in the past, significantly affected by its relationships with corporate partners, which were related to the Company's former ECT. These relationships are now terminated, and the Company has not yet established corporate partnerships with respect to its stem cell technology.

The Company continues to have substantial outstanding obligations in regard to its facilities in Lincoln, Rhode Island, including lease payments and operating costs of approximately $950,000 per year associated with its former research laboratory and corporate headquarters building, and debt service payments and operating costs of approximately $1,000,000 per year with respect to the its pilot manufacturing and cell processing facility. The Company is actively seeking to sublease, assign or sell its interests in these facilities. Failure to do so within a reasonable period of time will have a material adverse effect on the Company's liquidity and capital resources.

On April 13, 2000, the Company sold 1,500 shares of 6% cumulative convertible preferred stock plus warrants for a total of 75,000 shares of the Company's common stock to two members of its Board of Directors for $1,500,000, on terms more favorable than it was then able to obtain from outside investors. The shares of preferred stock are convertible at the option of the holders into common stock at $3.77 per share. The holders of the preferred stock have liquidation rights equal to their original investments plus accrued but unpaid dividends. The investors would be entitled to make additional investments in the Company on the same terms as those on which the Company completes offerings of its securities with third parties within 6 months, if any such offerings are completed. They have waived that right with respect to the common stock transaction described below. If offerings totaling at least $6 million are not completed during the 6 months, the investors have the right to acquire up to a total of 1,126 additional shares of convertible preferred stock at $6.33 per share. Any unconverted preferred stock is converted, at the applicable conversion price, on April 13, 2002 in the case of the original stock and two years after the first acquisition of any of the additional 1,126 shares, if any are acquired. The warrants expire on April 13, 2005.

On August 3, 2000, the Company completed a $4 million common stock financing transaction with Millennium Partners, LP (the "Fund"), an investment fund with more than a billion dollars in assets under management. StemCells received $3 million of the purchase price at the closing and will receive the remaining $1 million upon effectiveness of a registration statement covering the shares owned by the Fund. The Fund purchased the Company's common stock at $4.33 per share. The Fund will be entitled to receive additional shares of common stock on eight dates beginning six months from the closing and every three months thereafter. The number of additional shares the Fund will be entitled to on each date will be based on the number of shares of common stock the Fund continues to hold on each date and the market price of the Company's common stock over a period prior to each date. The Company will have the right, under certain circumstances, to cap the number of additional shares by purchasing part of the entitlement from the Fund. The Fund also received a warrant to purchase up to 101,587 shares of common stock at $4.725 per share. This warrant is callable by StemCells at $8.6625 per underlying share. In addition, the Fund has the option for twelve months to purchase up to $3 million of additional common stock.

The Company has limited liquidity and capital resources and must obtain significant additional capital resources in the future in order to sustain its product development efforts. Substantial additional funds will be required to support the Company's research and development programs, for acquisition of technologies and intellectual property rights, for preclinical and clinical testing of its anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities and for general and administrative expenses. The Company's ability to obtain additional capital will be substantially dependent on its ability to obtain partnering support for its stem cell technology and, in the near term, on its ability to realize proceeds from the sale, assignment or sublease of its facilities in Rhode Island. Failure to do so will have a material effect on the Company's liquidity and capital resources. Until the Company's operations generate significant revenues from product sales, the Company must rely on cash reserves and proceeds from equity and debt offerings, proceeds from the transfer or sale of its intellectual property rights, equipment, facilities or investments, government grants and funding from collaborative arrangements, if obtainable, to fund its operations.

The Company intends to pursue opportunities to obtain additional financing in the future through equity and debt financings, grants and collaborative research arrangements. The source, timing and availability of any future financing will depend principally upon market conditions, interest rates and, more specifically, on the Company's progress in its exploratory, preclinical and future clinical development programs. Lack of necessary funds may require the Company to delay, reduce or eliminate some or all of its research and product development programs or to license its potential products or technologies to third parties. Funding may not be available when needed - at all, or on terms acceptable to the Company.

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

PART II - ITEM 1

LEGAL PROCEEDINGS

         None.

PART II - ITEM 2

(c) On April 13, 2000, the Company sold 1,500 shares of 6% cumulative convertible preferred stock plus warrants for a total of 75,000 shares of the Company's common stock to two members of its Board of

Directors for $1,500,000, on terms more favorable than it was then able to obtain from outside investors. The sale was made in reliance on Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. The shares of preferred stock are convertible at the option of the holders into common stock at $3.77 per share. The holders of the preferred stock have liquidation rights equal to their original investments plus accrued but unpaid dividends. The investors would be entitled to make additional investments in the Company on the same terms as those on which the Company completes offerings of its securities with third parties within 6 months, if any such offerings are completed. They have waived that right with respect to the common stock transaction described in Note 6, Subsequent Events. If offerings totaling at least $6 million are not completed during the 6 months, the investors have the right to acquire up to a total of 1,126 additional shares of convertible preferred stock at $6.33 per share. Any unconverted preferred stock is converted, at the applicable conversion price, on April 13, 2002 in the case of the original stock and two years after the first acquisition of any of the additional 1,126 shares, if any are acquired. The warrants, which are exercisable at $6.58 per share, expire on April 13, 2005.

PART II - ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

(a) The Annual Meeting of Stockholders was held in Menlo Park, California on May 23, 2000.

(b)  Not applicable

(c) The following is a brief description of each matter voted upon at the meeting and a breakdown of the votes cast for, against or withheld, as well as the number of abstentions voted for each proposal.

1. Proposal to elect Donald Kennedy, Ph.D. as a Director of the Company - 15,622,499 votes in favor, 85,855 votes against, no abstentions.

2. Amendment to the Company's Restated Certificate of Incorporation to Change its Corporate Name From CytoTherapeutics, Inc. to StemCells, Inc. - 15,561,786 votes in favor, 119,993 votes against, 26,575 abstentions.

3. Ratification of Selection of Ernst & Young LLP as the Company's Independent Public Accountants - 5,634,955 votes in favor, 52,904 votes against, 20,495 abstentions.

PART II - ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit 3.1 -  Form of Certificate of Designations of 6% Cumulative Convertible
               Preferred Stock of the Registrant

Exhibit 3.2 -  Restated Certificate of Incorporation of the Registrant, as
               amended on May 24, 2000 Exhibit 10.1 - Form of Securities Purchase Agreement dated as of April 13, 2000

Exhibit 10.2 - Form of Registration Rights Agreement dated as of April 13, 2000

Exhibit 27 -   Financial Data Schedule

 (b)     Reports on Form 8-K

     The Company did not file any Reports on Form 8-K during the period April 1 to June 30, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         STEMCELLS, INC.
                                         ---------------------------------------
                                             (Name of Registrant)

August 14, 2000                          /s/ George W. Dunbar, Jr.
                                         ---------------------------
                                         Acting Chief Executive Officer and
                                         Acting Chief Financial Officer
                                         (principal financial officer and
                                         principal accounting officer)