Form 10-Q
period 2000-09-30
STEMCELLS INC
filed 2000-11-14
CIK 883975

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:
September 30, 2000             Commission File Number:    0-19871



                                 STEMCELLS, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                          94-3078125
      (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)           identification No)

                           525 DEL REY AVENUE SUITE C
                               SUNNYVALE, CA 94085
           (Address of principal executive offices including zip code)

                                 (408) 731-8670
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes /X/  No  / /

At September 30, 2000, there were 20,881,812 shares of Common Stock, $.01 par value, issued and outstanding.

                                 STEMCELLS, INC.

                                      INDEX


                                                                                          Page Number
PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)                                                      3

         Condensed Consolidated Balance Sheets September 30, 2000 and December                 3
         31, 1999

         Condensed Consolidated Statements of Operations Three and nine months                 4
         ended September 30, 2000 and 1999

         Condensed Consolidated Statements of Cash Flows Nine months ended                     5
         September 30, 2000 and1999

         Notes to Condensed Consolidated Financial Statements                                  6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results               9
         of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk.                           14

PART II. OTHER INFORMATION                                                                    15

Item 1.  Legal Proceedings                                                                    15

Item 4.  Submission of Matters to a Vote of Security-Holders                                  15

Item 6.  Exhibits and Reports on Form 8-K                                                     15

SIGNATURES                                                                                    16

                                       2

PART I - ITEM 1 - FINANCIAL STATEMENTS

STEMCELLS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           September 30, 2000       December 31, 199
                                                                              (unaudited)               (Note 1)
                                                                           ------------------       ----------------
Assets
Current assets:
     Cash and cash equivalents                                              $    7,247,077           $    4,760,064
     Technology sale receivable                                                    200,000                3,000,000
     Other current assets                                                          768,521                1,210,791
                                                                            --------------           --------------
         Total current assets                                                    8,215,598                8,970,855

     Restricted Investments                                                     27,204,333                        -
     Property held for sale                                                      3,203,491                3,203,491
     Property, plant and equipment, net                                          1,517,564                1,747,885
     Intangible assets, net                                                        740,543                1,108,768
     Other assets                                                                  750,000                  750,000
                                                                            --------------           --------------
Total assets                                                                $   41,631,529           $   15,780,999
                                                                            ==============           ==============

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                       $      234,444           $      631,315
     Accrued expenses                                                              574,267                2,605,068
     Current maturities of capitalized lease obligations                           327,083                  324,167
                                                                            --------------           --------------
Total current liabilities                                                        1,135,794                3,560,550

Capitalized lease obligations, less current maturities                           2,692,500                2,937,083
Deposits                                                                            26,000                   26,000
Deferred rent                                                                      650,984                  502,353
Redeemable stock                                                                         -                5,248,610

Stockholders' equity
     Convertible Preferred Stock                                                 1,500,000                        -
     Common stock                                                                  208,818                  186,355
     Additional paid in capital                                                134,698,668              123,917,758
     Stock Subscription Receivable                                             (1,250,004)                        -
     Accumulated deficit                                                     (124,237,900)            (119,372,710)
     Accumulated other comprehensive income                                     27,204,333                        -
     Deferred compensation                                                       (997,664)              (1,225,000)
                                                                            --------------           --------------
         Total stockholders' equity                                             37,126,251                3,506,403
                                                                            --------------           --------------
         Total liabilities and stockholders' equity                         $   41,631,529           $   15,780,999
                                                                            ==============           ==============

See accompanying notes to condensed consolidated financial statements.

PART I - ITEM 1 - FINANCIAL STATEMENTS

STEMCELLS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


(unaudited)                                                       Three Months                           Nine Months
                                                               Ended September 30                    Ended September 30
                                                              2000                1999               2000              1999
                                                          ------------        ------------       ------------      ------------
Revenue from collaborative arrangements                   $          -       $          -      $          -       $  5,021,707

Operating expenses:
     Research and development                                1,137,947          1,584,879         2,797,878          8,432,262
     General and administrative                                840,490          1,027,357         2,918,776          3,195,672
     Encapsulated Cell Therapy wind down and corporate
      relocation                                               574,317          4,078,034           574,317          4,078,034
                                                          ------------       ------------      ------------       ------------
                                                             2,552,754          6,690,270         6,290,971         15,705,968


Loss from operations                                        (2,552,754)        (6,690,270)       (6,290,971)       (10,684,261)

Other income (expense):
     Investment income                                          80,248             97,783           218,480            504,114
     Interest expense                                          (66,720)           (51,782)         (209,287)          (236,836)
     Gain on sale of Modex shares                                    -                  -         1,427,686                  -
     Loss on disposal of fixed assets                                -           (66,777)          (11,098)           (66,777)
                                                          ------------       ------------      ------------       ------------
                                                                13,528           (20,776)         1,425,781            200,501
                                                          ------------       ------------      ------------       ------------
 Net loss                                                  ($2,539,226)       ($6,711,046)      ($4,865,190)      ($10,483,760)

     Deemed dividend  (Note 5)                                       -                  -         (265,000)                  -
                                                          ------------       ------------      ------------       ------------
Net loss applicable to common shareholders                 ($2,539,226)       ($6,711,046)      ($5,130,190)      ($10,483,760)
                                                          ============       ============      ============       ============
Basic and diluted net loss per common share                     ($0.13)           ($ 0.36)          ($ 0.26)           ($ 0.56)
                                                          ============       ============      ============       ============
Shares used in computing basic and diluted net
         loss per common share                              20,203,573         18,712,632        19,682,590         18,560,675
                                                          ============       ============      ============       ============

See accompanying notes to condensed consolidated financial statements.

PART I - ITEM 1 - FINANCIAL STATEMENTS

STEMCELLS, INC.

CONDENSED STATEMENTS OF CASH FLOWS



(unaudited)                                                                       Nine Months Ended
                                                                                     September 30,
                                                                                2000                1999
                                                                            ------------        ------------
Cash flows from operating activities:
    Net Loss                                                                 ($4,865,190)      ($10,483,760)
    Gain on sale of Modex shares                                              (1,427,686)                  -
    Adjustments to reconcile net loss to net cash
      used for operating activities:
        Depreciation and amortization                                             617,447          1,603,691
        Write down of fixed assets                                                      -            800,000
        Deferred stock compensation                                               464,363            244,337
        Loss on sale of fixed assets                                                    -             66,777
        Net changes in operating assets and liabilities                       (3,086,775)        (1,978,807)
                                                                             ------------      -------------
     Net cash used in operating activities                                    (8,297,841)        (9,747,762)
                                                                             ------------      -------------

Cash flows from investing activities:
     Proceeds from marketable securities                                                -         11,317,482
     Purchases of marketable securities                                                 -        (4,397,676)
     Proceeds from sale of encapsulated cell technology                         2,800,000                  -
     Purchase of property, plant and equipment, net                              (18,901)           (47,210)
     Proceeds from sale of Modex shares                                         1,427,686                  -
     Acquisition of other assets                                                        -          (138,090)
                                                                             ------------      -------------
     Net cash provided by investing activities                                  4,208,785          6,734,505
                                                                             ------------      -------------
Cash flows from financing activities:
     Proceeds from the exercise of stock options                                  553,586            548,225
     Proceeds from issuance of common stock                                     4,764,150                  -
     Proceeds from issuance of preferred stock                                  1,500,000                  -
     Principal payments under capitalized lease obligations and
         mortgage payable                                                       (241,667)        (1,710,833)
                                                                             ------------      -------------
     Net cash provided by (used by) financing activities                        6,576,069        (1,162,608)
                                                                             ------------      -------------
Net increase (decrease) in cash and cash equivalents                            2,487,013        (4,175,865)
Cash and cash equivalents, beginning of period                                  4,760,064          7,864,788
                                                                             ------------      -------------

Cash and cash equivalents, end of period                                     $  7,247,077      $   3,688,923
                                                                             ============      =============
Non-cash item:
      Stock subscription receivable                                          $  1,250,004                  -

See accompanying notes to condensed financial statements.

PART I - ITEM 1. - FINANCIAL STATEMENTS


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2000 and 1999

NOTE 1.  BASIS OF PRESENTATION

     On May 23, 2000, the company's name was changed to Stem Cells, Inc. from CytoTherapeutics, Inc. by vote of the shareholders at the Annual Meeting. The accompanying, unaudited, condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2000.

     The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required for complete financial statements in accordance with generally accepted accounting principles in the United States. For the complete financial statements, refer to the audited financial statements and footnotes thereto as of December 31, 1999.

NOTE 2.  NET LOSS PER SHARE

     Net loss-per-share is computed using the weighted-average number of shares of common stock outstanding. The value associated with the beneficial conversion feature of certain preferred stock has been treated as a deemed dividend in the computation of earnings per share (see Note 5 "Beneficial Conversion Value of 6% Cumulative Convertible Preferred Stock.) Common equivalent shares from stock options and warrants are excluded, as their effect is antidilutive.

NOTE 3.  COMPREHENSIVE INCOME

     For the nine months ended September 30, 2000 and 1999, total comprehensive income/(loss) was $22,339,143 and ($10,483,760) respectively. The reported net loss for the nine months ended September 30, 2000 and 1999 was $4,865,190 and $10,483,760.

NOTE 4.  INVESTMENTS

     At September 30, 2000, the Company owned 126,193 shares of Modex Therapeutics Ltd. ("Modex"). This Swiss biotechnology company made an initial public offering of shares on the Swiss Exchange on June 23, 2000. Accordingly, with an established market value, the investment is recorded as available-for-sale at an estimated fair market value . The market price of Modex shares was 372 Swiss Francs per share on September 30, 2000, which converts to $215.58 per share and results in an estimated fair value of $27,204,333 for the Company's holdings. The unrealized gain was reported in other comprehensive income. On October 31, 2000 the market price of Modex shares was 329.50 Swiss Francs per share, which converts to $183.28 per share and results in an estimated fair value of $23,128,598 for the Company's holdings.

                               COST        Gross Unrealized Gain           Fair Value September 30, 2000
                               ----
                                $0          $27,204,333                         $27,204,333

NOTE 5. BENEFICIAL CONVERSION VALUE OF 6% CUMULATIVE CONVERTIBLE PREFERRED STOCK

     As previously reported, the Company sold 1,500 shares of its 6% cumulative convertible preferred stock plus a warrant for 75,000 shares of the Company's common stock to two members of its Board of Directors for $1,500,000 on terms more favorable to the Company than it was then able to obtain from outside investors. The face value of the shares are convertible at the option of the holders into common stock at $3.77 per share. The Company has valued the beneficial conversion feature reflecting the April 13, 2000 commitment date and the most beneficial per share discount available to the preferred shareholders. Such value was $265,000 and is treated as a deemed dividend as of the commitment date.

NOTE 6. SALE OF SECURITIES

     On August 3, 2000, the Company completed a $4 million common stock financing transaction with Millennium Partners, LP (the "Fund"). StemCells received $3 million of the purchase price at the closing and will receive the remaining $1 million upon effectiveness of a registration statement covering the shares owned by the Fund. The Fund purchased the Company's common stock at $4.33 per share. As set forth in an adjustable warrant issued to the Fund on the closing date, the Fund may be entitled to receive additional shares of common stock on eight dates beginning six months from the closing and every three months thereafter. The adjustable warrant may be exercised at any time prior to the thirtieth day after the last of such dates. The number of additional shares the Fund may be entitled to on each date will be based on the number of shares of common stock the Fund continues to hold on each date and the market price of the Company's common stock over a period prior to each date. The exercise price per share under the adjustable warrant is $0.01. The Company will have the right, under certain circumstances, to cap the number of additional shares by purchasing part of the entitlement from the Fund at a purchase price based on the market price of such shares. The Fund also received a five-year warrant to purchase up to 101,587 shares of common stock at $4.725 per share. This warrant is callable at any time by StemCells at $7.875 per underlying share. The calculated value of this callable warrant using the Black-Scholes method is $376,888, which the Company accounts for as stock issuance cost that has no impact on stockholders' equity. The Company has accounted for the sale of the stock and warrants by adding that portion of the proceeds equal to the par value of the new shares to common stock and the balance, including the value of the warrants, to additional paid in capital. In addition, any repurchase of the shares by the Company would also be accounted for through additional paid in capital.

     In the Purchase Agreement governing the August 3, 2000 sale to the Fund, the Company granted the Fund an option to purchase up to an additional $3 million of its common stock and a callable warrant and an adjustable warrant. The Fund can exercise this option in whole or in part at any time prior to August 3, 2001. The price per share of common stock to be issued upon exercise of the option will be based on the average market price of the common stock for a five-day period prior to the date on which the option is exercised. On August 23, 2000, the Fund exercised $1,000,000 of its option to purchase additional common stock. The Fund paid $750,000 of the purchase price in connection with the closing on August 30, 2000, and the Fund will pay the remaining $250,000 upon effectiveness of a registration statement covering the shares owned by the Fund. The Fund purchased the Company's common stock at $5.53 per share, which amount was based upon the average market price of the common stock for the five-day period prior to August 23, 2000. An adjustable warrant similar to the one issued on August 3, 2000 was issued to the Fund on August 30, 2000, but was cancelled on November 1, 2000 by agreement of the Company and the Fund. The Fund also received a five -year warrant to purchase up to 19,900 shares of common stock at $6.03 per share. This warrant is callable by the Company at any time at $10.05 per underlying share. The calculated value of this callable warrant using the Black-Scholes method is $139,897, which the Company accounts for as stock issuance cost that has no impact on stockholders' equity.

     The adjustable warrant contains provisions regarding the adjustment or replacement of the warrants in the event of stock splits, mergers, tender offers and other similar events. The adjustable warrant also limits the number of shares that can be beneficially owned by the Fund to 9.99% of the total number of outstanding shares of Common Stock.

NOTE 7. SUBSEQUENT EVENTS

     As previously reported, in conjunction with the StemCells California merger, the Company adopted the 1997 CytoTherapeutics, Inc. StemCells California Research Stock Option Plan whereby an additional 2,000,000 shares of Common Stock have been reserved. During 1997, the Company awarded options under this plan to purchase 1.6 million shares of the Company's common stock to the Chief Executive Officer and scientific founders of StemCells California, Inc. at an exercise price of $5.25 per share. Under the original grants, approximately 100,000 of these options were exercisable immediately on the date of the grant, 1,031,000 of these options would vest and become exercisable only upon achievement of specified milestones and the remaining 469,000 options would vest over eight years. The Company agreed on October 27, 2000 with Irving Weissman, M.D. and Fred H. Gage, Ph.D., two of the grant recipients, to amend their options. In exchange for the revision of the options, Dr. Weissman and Dr. Gage agreed to rescind their Conduct of Research Agreement with the Company, in all respects, including their right under the Agreement to reacquire certain technology under certain circumstances. Instead of vesting based on performance milestones, Dr. Weissman's and Dr. Gage's options will vest over eight years from the date of the original grant, on the same schedule as the option granted to the third founder, Dr. David Anderson. 168,750 shares vested upon the revision and the remaining 300,000 shares will vest at 50,000 shares on each September 25 until September 25, 2005, when the final 100,000 shares will vest. The exercise price for the revised options remains $5.25 per share. We expect to incur a charge of approximately $1,700,000 during the fourth quarter of 2000 as a result of these amendments.

     Under a 1997 License Agreement with NeuroSpheres, Ltd., we obtained an exclusive patent license in the field of transplantation. We entered into an additional license agreement with NeuroSpheres as of October 31, 2000, under which we obtained an exclusive license in the field of non-transplant uses, such as drug discovery and drug testing, so that together the licenses are exclusive for all uses of the technology. We will make up-front payments to NeuroSpheres of 65,000 shares of our common stock and $50,000, and additional cash payments when milestones are achieved in the non-transplant field, or in any products employing NeuroSpheres patents for generating cells of the blood and immune system from neural stem cells. Milestone payments would total $500,000 for each product that is approved for market.

NOTE 8. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" ("SFAS 133"), which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 2000 and is not anticipated to have an impact on results of operations or financial condition when adopted as we hold no derivative financial and instruments and do not currently engage in hedging activities.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB101"). SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition. The adoption of SAB 101 had no significant impact on our revenue recognition policy or results of operations.

     In March 2000, the FASB issued interpretation No. 44, ("FIN44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25. "This interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award and (d) the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this interpretation are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 does not have a material impact on our financial statements.

ITEM 2. -MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                   OF OPERATIONS

     The following discussion of the financial condition and results of operations of the Company for the nine months ended September 30, 2000 and 1999 should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related footnotes thereto.

     This report includes forward-looking statements. You can identify these statements by forward-looking words such as "may," "will," "possibly," "expect," "anticipate," "project," "believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition, or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there will be events in the future that we have not been able to accurately predict or control and that may cause our actual results to differ materially from those discussed. For example, contaminations at our facilities, changes in the pharmaceutical or biotechnology industries, competition and changes in government regulations or general economic or market conditions could all have significant effects on our results. These factors should be considered carefully and readers should not place undue reliance on our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of the events described in the "Cautionary Factors Relevant to Forward Looking Information" and "Business" sections included in our Form 10-K report, as amended, as of December 31, 1999 could harm our business, operating results and financial condition. All forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements and risk factors contained or referred to herein.

     OVERVIEW

     Since our inception in 1988, we have been primarily engaged in research and development of human therapeutic products. As a result of a restructuring in the second half of 1999, our sole focus is now on our stem cell technology. At the beginning of last year, by contrast, our corporate headquarters, most of our employees, and main focus of our operations were primarily devoted to a different technology-encapsulated cell therapy, or ECT. Since that time, we terminated a clinical trial of the ECT then in progress, we wound down our other operations relating to the ECT, we terminated the employment of those who worked on the ECT, we sold the ECT and we relocated from Rhode Island to Sunnyvale, California. Comparisons with last year's results are correspondingly less meaningful than they may be under other circumstances.

     We have not derived any revenues from the sale of any products, and we do not expect to receive revenues from product sales for at least several years. We have not commercialized any product and in order to do so we must, among other things, substantially increase our research and development expenditures as research and product development efforts accelerate and clinical trials are initiated. We have incurred annual operating losses since inception and expect to incur substantial operating losses in the future. As a result, we are dependent upon external financing from equity and debt offerings and revenues from collaborative research arrangements with corporate sponsors to finance our operations. There are no such collaborative research arrangements at this time and there can be no assurance that such financing or partnering revenues will be available when needed or on terms acceptable to us.

     Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future due to the occurrence of material, nonrecurring events, including without limitation the receipt of one-time, nonrecurring licensing payments, and the initiation or termination of research collaborations, in addition to the winding-down of terminated research and development programs referred to above.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     For the nine months ended September 30, 2000 and 1999, revenues from collaborative agreements totaled $0 and $5,021,707, respectively. The decrease in revenues resulted from the June 1999 termination of a Development, Marketing and License Agreement related to our former ECT. We have not entered into revenue-producing collaborations with respect to our platform of stem cell technologies.

     During the second quarter 2000 we realized a $1,427,686 gain in connection with our investment in Modex Therapeutics Ltd ("Modex"), a Swiss biotechnology company that completed an initial public offering on June 23, 2000. At September 30, 2000, we owned 126,193 shares with an estimated fair value of $27,204,333, based on the per share price of $ 215.58 which we converted from a market price of 372.00 Swiss francs on that date. On October 31, 2000 the market price was
329.50 Swiss Francs, which converts to $183.28 and results in an estimated fair value of $23,128,598 for the Company's holdings,

     Research and development expenses totaled $2,797,878 for the nine months ended September 30, 2000, compared with $8,432,262 for the same period in 1999. The decrease of $5,634,384, or 67% from 1999 to 2000 is primarily attributable to the wind-down of research activities relating to the ECT.

     General and administrative expenses were $2,918,776 for the nine months ended September 30, 2000, compared with $3,195,672 for the same period in 1999. The decrease of $276,896, or 9%, from 1999 to 2000 was primarily attributable to the establishment of a smaller corporate office in California.

     Wind-down expenses related to our ECT research, our Rhode Island operations and the transfer of our headquarters to Sunnyvale, California for the nine months ended September 2000 and 1999 was $574,317 and $4,078,034 respectively. In 1999 we had created a reserve of $1,934,569 for wind-down expenses related to the first half of 2000.

     Interest income for the nine months ended September 30, 2000 and 1999 was $218,480 and $504,114 respectively. The decrease in interest income in 2000 was attributable to the lower average investment balances during such period. Interest expense was $209,287 for the nine months ended September 30, 2000, compared with $236,836 for the same period in 1999. The decrease in 2000 was attributable to lower outstanding debt and capital lease balances in 2000 compared to 1999.

     Net loss for the nine months ended September 30, 2000 was $4,865,190 or ($0.25) per share, as compared to net loss of $10,483,760 or ($0.56) per share, for the comparable period in 1999. The decrease in net loss of $5,618,570 or 54% from the same period in 1999 was primarily attributable to the wind-down of research activities relating to the ECT and reflects a gain of $1,427,686 in connection with our investment in Modex. We (then known as CytoTherapeutics, Inc.) were one of the founders of Modex, a Swiss biotherapeutics company established in 1996 to pursue encapsulated cell technologies related to our former programs. After Modex' Initial Public offering on the Swiss Neue Markt on June 23, 2000 and our sale of 23,807 shares, we own 126,193 shares of Modex common stock. The IPO price was 168.00 Swiss Francs, and the share price on September 30 was 372.00 Swiss Francs. On October 31, 2000 the market price was
329.50 Swiss Francs. The shares are subject to a lockup for 6 months from the date of the IPO.

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     For the three months ended September 30, 2000 and 1999, we had no revenues from collaborative agreements. We have not yet entered into revenue-producing collaborations with respect to our platform stem cell technology.

     Research and development expenses totaled $1,137,947 for the three months ended September 30, 2000, compared with $1,584,879 for the same period in 1999. The decrease of $446,932, or 28%, from 1999 to 2000 was primarily attributable to the wind-down of research activities relating to the ECT.

     General and administrative expenses were $840,490 for the three months ended September 30, 2000, compared with $1,027,357 for the same period in 1999. The decrease of $186,867 or 18%, from 1999 to 2000 was primarily attributable to the establishment of a smaller corporate office in California.

     Interest income for the three months ended September 30, 2000 and 1999 was $80,248 and $97,783, respectively. The decrease in interest income in 2000 was attributable to the lower average investment balances during such period. Interest expense was $66,720 for the three months ended September 30, 2000, compared with $51,782 for the same period in 1999.

     Net loss for the three months ended September 30, 2000 was $2,539,226, or ($0.13) per share, as compared to net loss of $6,711,046 or ($0.36) per share, for the comparable period in 1999. The decrease in net loss of $4,171,820 from the same period in 1999 was primarily attributable to a decrease in expenses related to the wind-down of research activities relating to the ECT.


LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have financed our operations through the sale of common and preferred stock, the issuance of long-term debt and capitalized lease obligations, revenues from collaborative agreements, research grants and interest income.

     We had unrestricted cash and cash equivalents totaling $7,247,077 at September 30, 2000. Cash equivalents are invested in money market funds.

     We also hold 126,193 shares of Modex stock, which is publicly traded on the Swiss Neue Market exchange. While our Modex stock had an estimated fair market value of $27,204,333 on September 30, 2000 (and $23,128,598 on October 31, 2000), the fair market value of our Modex stock has varied significantly since the Modex public offering and may continue to vary significantly based on increases and decreases in the reported per share price, in Swiss francs, of the Modex stock and on foreign currency exchange rates. We are prohibited under a lock-up agreement entered into at the time of Modex's public offering from selling any of our Modex shares until December 23, 2000. In addition, there is a limited trading market for Modex stock, and if we were to attempt to sell any significant portion of our Modex holdings, we would likely be able to do so only at a significant discount to the then market price, if at all.

     Our liquidity and capital resources were, in the past, significantly affected by our relationships with corporate partners, which were related to our former Encapsulated Cell Technology, or ECT. These relationships are now terminated, and we have not yet established corporate partnerships with respect to our stem cell technology.

     In March 1995, we signed a collaborative research and development agreement with AstraZeneca plc for the development and marketing of certain encapsulated-cell products to treat pain. AstraZeneca made an initial, nonrefundable payment of $5,000,000, included in revenue from collaborative agreements in 1995, a milestone payment of $3,000,000 in 1997 and was to remit up to an additional $13,000,000 subject to achievement of certain development milestones. Under the agreement, we were obligated to conduct certain research and development pursuant to a four-year research plan agreed upon by the parties. Over the term of the research plan, we originally expected to receive annual payments of $5 million to $7 million from AstraZeneca, which was to approximate the research and development costs incurred by us under the plan. Subject to the successful development of such products and obtaining necessary regulatory approvals, AstraZeneca was obligated to conduct all clinical trials of products arising from the collaboration and to seek approval for their sale and use. AstraZeneca had the exclusive worldwide right to market products covered by the agreement. Until the later of either the expiration of all patents included in the licensed technology or a specified fixed term, we were entitled to a royalty on the worldwide net sales of such products in return for the marketing license granted to AstraZeneca and our obligation to manufacture and supply products. AstraZeneca had the right to terminate the original agreement beginning April 1, 1998. On June 24, 1999, AstraZeneca informed us of the results of AstraZeneca's analysis of the double-blind, placebo-controlled trial of a potential ECT product, an encapsulated bovine cell implant for the treatment of severe, chronic pain in cancer patients. AstraZeneca determined that, based on criteria it established, the results from the 85-patient trial did not meet the minimum statistical significance for efficacy established as a basis for continuing worldwide trials for the therapy. AstraZeneca therefore indicated that it did not intend to further develop the bovine cell-containing implant therapy and exercised its right to terminate the agreement.

     In the third quarter of 1999, we announced restructuring plans for the wind-down of operations relating to our ECT and to focus our resources on the research and development of our platform of proprietary stem cell technologies. We terminated approximately 68 full time employees and, in October 1999, relocated our corporate headquarters to Sunnyvale, California. We recorded $6,047,806 of wind-down expenses including employee separation and relocation costs during 1999.

     On December 30, 1999 we sold our ECT and assigned our intellectual property assets in it to Neurotech S.A. for a payment of $3,000,000, royalties on future product sales, and a portion of certain Neurotech revenues from third parties. In addition, we retained certain non-exclusive rights to use ECT in combination with our proprietary stem cell technologies and in the field of vaccines for prevention and treatment of infectious diseases. We received $2,800,000 of the initial payment on January 3, 2000 with a remaining balance of $200,000 placed in escrow, to be released to us upon demonstration satisfactory to Neurotech that certain intellectual property is not subject to other claims.

     As part of our restructuring of operations and relocation of corporate headquarters to Sunnyvale, California, we identified a significant amount of excess fixed assets. In December of 1999, we completed the disposition of those excess fixed assets, from which we received more than $746,000. The proceeds are being used to fund our continuing operations.

     In July 1999, as a result of our decision to close our Rhode Island facilities, the Rhode Island Partnership for Science and Technology, or RIPSAT, alleged that we were in default under a June, 1989 Funding Agreement, and demanded payment of approximately $2.6 million. While we believe we were not in default under the Funding Agreement, we deemed it best to resolve the dispute without litigation and, on March 3, 2000, entered into a settlement agreement with RIPSAT, the Rhode Island Industrial Recreational Building Authority, or IRBA, and the Rhode Island Industrial Facilities Corporation, or RIIFC. We agreed to pay RIPSAT $1,172,000 in full satisfaction of all of our obligations to them under the Funding Agreement. At the same time, IRBA agreed to return to us the full amount of our debt service reserve, comprising approximately $610,000 of principal and interest, relating to the bonds we had with IRBA and RIIFC. The $610,000 debt service reserve was transferred directly to RIPSAT, leaving the remainder of approximately $562,000 to be paid by us. We made this payment in March of 2000.

     Our liquidity and capital resources could have also been affected by a claim by Genentech, Inc., arising out of their collaborative development and licensing agreement with us relating to the development of products for the treatment of Parkinson's disease; however, the claim was resolved with no effect on our resources. On May 21, 1998, Genentech exercised its right to terminate the Parkinson's collaboration and demanded that we redeem, for approximately $3,100,000, certain shares of our redeemable Common Stock held by Genentech. Genentech's claim was based on provisions in the agreement requiring us to redeem, at the price of $10.01 per share, the shares representing the difference between the funds invested by Genentech to acquire such stock and the amount expended by us on the terminated program less an additional $1,000,000. In March 2000, we entered into a Settlement Agreement with Genentech under which Genentech released us from any obligation to redeem any shares of our Common Stock held by Genentech, without cost to us. Accordingly, the $5.2 million of redeemable common stock shown as a liability in our December 31, 1999 balance sheet was transferred to equity in March, 2000 without any impact on our liquidity and capital resources. We and Genentech also agreed that all collaborations between us were terminated, and that neither of us had any rights to the intellectual property of the other.

     In May 1996, we secured an equipment loan facility with a bank in the amount of $2,000,000. On August 5, 1999 we made a payment of approximately $752,000 of principal and interest to the lender to retire this loan facility rather than seek a waiver by the lender of our violation of a loan covenant requiring us to maintain unrestricted liquidity in an amount equal to or in excess of $10 million.

     We continue to have outstanding obligations in regard to our former facilities in Lincoln, Rhode Island, including lease payments and operating costs of approximately $950,000 per year associated with our former research laboratory and corporate headquarters building, and debt service payments and operating costs of approximately $1,000,000 per year with respect to our pilot manufacturing and cell processing facility. We are actively seeking to sublease, assign or sell our interests in these facilities. Failure to do so within a reasonable period of time will have a material adverse effect on our liquidity and capital resources.

     On April 13, 2000, we sold 1,500 shares of our 6% cumulative convertible preferred stock plus warrants for a total of 75,000 shares of our common stock to two members of our Board of Directors for $1,500,000, on terms more favorable to us than we were able to obtain from outside investors. The face value of the shares of preferred stock is convertible at the option of the holders into common stock at $3.77 per share. The holders of the preferred stock have liquidation rights equal to their original investments plus accrued but unpaid dividends. The investors would be entitled to make additional investments in our securities on the same terms as those on which we complete offerings of our securities with third parties within 6 months, if any such offerings are completed. They have waived that right with respect to the common stock transactions described below. If offerings totaling at least $6 million are not completed during the 6 months, the investors have the right to acquire up to a total of 1,126 additional shares of convertible preferred stock, the face value of which is convertible at the option of the holders into common stock at $6.33 per share.

Any unconverted preferred stock is converted, at the applicable conversion price, on April 13, 2002 in the case of the original stock and two years after the first acquisition of any of the additional 1,126 shares, if any are acquired. The warrants expire on April 13, 2005.

     On August 3, 2000, we completed a $4 million common stock financing transaction with Millennium Partners, LP, or the Fund, an investment fund with more than a billion dollars in assets under management. We received $3 million of the purchase price at the closing and will receive the remaining $1 million upon effectiveness of a registration statement covering the shares purchased by the Fund. The Fund purchased our common stock at $4.33 per share. The Fund may be entitled, pursuant to an adjustable warrant issued in connection to the sale of common stock to the Fund, to receive additional shares of common stock on eight dates beginning six months from the closing and every three months thereafter. The number of additional shares the Fund may be entitled to on each date will be based on the number of shares of common stock the Fund continues to hold on each date and the market price of our common stock over a period prior to each date. We will have the right, under certain circumstances, to cap the number of additional shares by purchasing part of the entitlement from the Fund. The Fund also received a warrant to purchase up to 101,587 shares of common stock at $4.725 per share. This warrant is callable by us at $7.875 per underlying share.

     In addition, the Fund has the option for twelve months to purchase up to $3 million of additional common stock. On August 23, 2000 the Fund exercised $1,000,000 of its option to purchase additional common stock at $5.53 per share. The Fund paid $750,000 of the purchase price in connection with the closing on August 30, 2000, and will pay the remaining $250,000 upon effectiveness of a registration statement covering the shares owned by the Fund. At the closing on August 30, 2000 we issued to the Fund an adjustable warrant similar to the one issued on August 3, 2000. This adjustable warrant was canceled by agreement between the fund and us on November 1, 2000. The Fund also received a warrant to purchase up to 19,900 shares of common stock at $6.03 per share. This warrant is callable by us at $10.05 per underlying share.

     We have limited liquidity and capital resources and must obtain significant additional capital resources in the future in order to sustain our product development efforts. Substantial additional funds will be required to support our research and development programs, for acquisition of technologies and intellectual property rights, for preclinical and clinical testing of our anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities and for general and administrative expenses. Our ability to obtain additional capital will be substantially dependent on our ability to obtain partnering support for our stem cell technology and, in the near term, on our ability to realize proceeds from the sale, assignment or sublease of our facilities in Rhode Island. Failure to do so will have a material effect on our liquidity and capital resources. Until our operations generate significant revenues from product sales, we must rely on cash reserves and proceeds from equity and debt offerings, proceeds from the transfer or sale of our intellectual property rights, equipment, facilities or investments, government grants and funding from collaborative arrangements, if obtainable, to fund our operations.

     We intend to pursue opportunities to obtain additional financing in the future through equity and debt financings, grants and collaborative research arrangements. The source, timing and availability of any future financing will depend principally upon market conditions, interest rates and, more specifically, on our progress in our exploratory, preclinical and future clinical development programs. Lack of necessary funds may require us to delay, reduce or eliminate some or all of our research and product development programs or to license our potential products or technologies to third parties. Funding may not be available when needed-at all, or on terms acceptable to us.

     While our cash requirements may vary, as noted above, we currently expect that our existing capital resources, including income earned on invested capital, will be sufficient to fund our operations into the first quarter of 2001. Our cash requirements may vary, however, depending on numerous factors. Lack of necessary funds may require us to delay, scale back or eliminate some or all of our research and product development programs and/or our capital expenditures or to license our potential products or technologies to third parties.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our investment in 126,193 shares of Modex Therapeutics Ltd. Stock was valued at $27,204,333 on September 30, 2000 based on the per share price of $215.58 on that date, which we converted from a market price of 372.00 Swiss francs on September 30, 2000. Our value in this investment is subject to both equity price risk and foreign currency exchange risk. Modex shares were offered in an IPO on the Swiss Neue Markt on June 23, 2000 at a price of
168.00 Swiss francs. From the date of the IPO to the date of this report, the Modex closing share price has fluctuated from a low of 200.00 Swiss francs to a high of 390.00 Swiss francs on October 6, 2000. The market price of the Modex stock on October 31, 2000 was 329.50 Swiss francs, which converts to $183.28 using exchange rates on that date, which represents an estimated fair market value of $23,128,598 for our holdings. If we were to seek to liquidate all or part of our investment in Modex, our proceeds would depend on the share price and foreign currency exchange rates at the time of conversion. Additionally, if we sell a sizable portion of our holdings, we may have to sell these shares at a discount to market price. We are restricted from any sale of our shares in Modex until December 23, 2000.

     Our sole market risk sensitive instrument is:

     NO. OF SHARES           DESCRIPTION         ASSOCIATED RISKS       MARKET VALUE AT       EXPECTED FUTURE
                                                                       SEPTEMBER 30, 2000        CASH FLOWS
        126,193          Modex Therapeutics    Equity/Foreign             $27,204,333               (1)
                                               Currency Translation

--------------------
(1) Although we have not formally adopted a liquidation plan for this investment, liquidation may be necessary to meet operating cash flow requirements. Under the agreement with Modex, we are restricted from selling our holdings through December 23, 2000.

PART II - ITEM 1

LEGAL PROCEEDINGS

     None.

PART II - ITEM 2

     None

PART II - ITEM 4

     None

PART II - ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

     Exhibit 27 - Financial Data Schedule

(B) REPORTS ON FORM 8-K

     On September 8, 2000 the Company filed Form 8-K/A disclosing Pro-Forma Financial Information about its exit of its Encapsulated Cell Therapy activities and disposition of related intellectual property, facilities and equipment, and the relocation of its corporate headquarters to Sunnyvale, California.