Form 10-K/A
period 1999-12-31
STEMCELLS INC
filed 2000-12-05
CIK 883975

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                AMENDMENT NO. 1
                                       TO
                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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


                                STEMCELLS, INC.
                       (FORMERLY CYTOTHERAPEUTICS, INC.)
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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           FORWARD LOOKING STATEMENTS



    This prospectus includes forward-looking statements. You can identify these statements by forward-looking words such as "may," "will," "possibly," "expect," "anticipate," "project," "believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition, or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there will be events in the future that we have not been able to accurately predict or control and that may cause our actual results to differ materially from those discussed. For example, contaminations at our facilities, changes in the pharmaceutical or biotechnology industries, competition and changes in government regulations or general economic or market conditions could all have significant effects on our results. These factors should be considered carefully and readers should not place undue reliance on our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of the events described in the "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" sections and elsewhere in this prospectus could harm our business, operating results and financial condition. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements and risk factors contained throughout this prospectus. We are under no duty to update any of the forward-looking statements after the date of this prospectus or to conform these statements to actual results.


    SEE "CAUTIONARY FACTORS RELEVANT TO FORWARD-LOOKING INFORMATION" FILED HEREWITH AS EXHIBIT 99 AND INCORPORATED HEREIN BY REFERENCE.

                                    BUSINESS



OVERVIEW



    We are engaged in research aimed at the development of therapies that would use stem and progenitor cells derived from fetal or adult sources to treat, and possibly cure, human diseases and injuries such as Parkinson's disease, hepatitis, diabetes, and spinal cord injuries. The body uses certain key cells known as stem cells to produce all the functional mature cell types found in normal organs of healthy individuals. Progenitor cells are cells that have already developed from the stem cells, but can still produce one or more types of mature cells within an organ.



    Many diseases, such as Alzheimer's, Parkinson's, and other degenerative diseases of the brain or nervous system, involve the failure of organs that cannot be transplanted. Other diseases, such as hepatitis and diabetes, involve organs such as the liver or pancreas that can be transplanted, but there is a very limited supply of those organs available for transplant. We estimate, based on information available to us from the Alzheimer's Association, the Centers for Disease Control, the Family Caregiver's Alliance and the Spinal Cord Injury Information Network, that these conditions affect more than 18 million people in the United States and account for more than $150 billion annually in health care costs.



    Our proposed therapies are based on the transplanting of healthy human stem and progenitor cells to repair or replace central nervous system, pancreas or liver tissue that has been damaged or lost as a result of disease or injury, potentially returning patients to productive lives and significantly reducing health care costs. We believe that we have achieved significant progress in research regarding stem cells of the central nervous system through the advances we have made in the isolation, purification and transplantation of central nervous system stem and progenitor cells. We have also made advances in our research programs to discover the stem cells of the pancreas and of the liver. We have established an intellectual property position in all three areas of our stem cell research--the central nervous system, the pancreas and the liver--by patenting our discoveries and entering into exclusive licensing arrangements. We believe that, if successfully developed, our platform of stem cell technologies may create the basis for therapies that would address a number of conditions with significant unmet medical needs.



CELL THERAPY BACKGROUND



    ROLE OF CELLS IN HUMAN HEALTH AND TRADITIONAL THERAPIES



    Cells maintain normal physiological function in healthy individuals by secreting or metabolizing substances, such as sugars, amino acids, neurotransmitters and hormones, which are essential to life. When cells are damaged or destroyed, they no longer produce, metabolize or accurately regulate those substances. Impaired cellular function is associated with the progressive decline common to many degenerative diseases of the nervous system, such as Parkinson's disease, Alzheimer's disease and amyotrophic lateral sclerosis.



    Recent advances in medical science have identified cell loss or impaired cellular function as leading causes of degenerative diseases. Biotechnology advances have led to the identification of some of the specific substances or proteins that are deficient. While administering these substances or proteins as medication does overcome some of the limitations of traditional pharmaceuticals such as lack of specificity, there is no existing technology that can deliver them to the precise sites of action and in the appropriate physiological quantities or for the duration required to cure the degenerative condition.



    Cells, however, do this naturally. As a result, investigators have considered replacing failing cells that are no longer producing the needed substances or proteins by implanting stem or progenitor cells capable of regenerating the cell that the degenerative condition has damaged or destroyed. Where there has been irreversible tissue damage or organ failure, transplantation of stem cells offers the possibility of generating new and healthy tissue, thus potentially restoring the organ function and the patient's health.

    THE POTENTIAL OF OUR STEM CELL-BASED THERAPY



    We believe that, if successfully developed, stem cell-based therapy--the use of stem or progenitor cells to treat diseases--has the potential to provide a broad therapeutic approach comparable in importance to traditional pharmaceuticals and genetically engineered biologics.



    Stem cells are rare and only available in limited supply, whether from the patients themselves or from donors. Cells obtained from the same person who will receive them may be abnormal if the patient is ill or the tissue is contaminated with disease-causing cells. Also, the cells can often be obtained only through significant surgical procedures. The challenge, therefore, has been three-fold:



    1)  to identify the stem cells;



    2) to create techniques and processes that can be used to expand these rare cells in sufficient quantities for effective transplants; and



    3) to establish a bank of normal human stem or progenitor cells that can be used for transplantation into individuals whose own cells are not suitable because of disease or other reasons.



    We have developed and demonstrated a process, based on a proprietary IN VITRO culture system in chemically defined media, that reproducibly grows normal human central nervous system, or CNS, stem and progenitor cells. We believe this is the first reproducible process for growing normal human CNS stem cells. More recently, we have discovered markers on the cell surface that identify the human CNS stem cells. This allows us to purify them and eliminate other unwanted cell types. Together, these discoveries enable us to select normal human CNS stem cells and to expand them in culture to produce a large number of pure stem cells.



    Because these cells have not been genetically modified, they may be especially suitable for transplantation and may provide a safer and more effective alternative to therapies that are based on cells derived from cancer cells, from cells modified by a cancer gene to make them grow, from an unpurified mixture of many different cell types, or from animal derived cells.



    We believe our proprietary stem cell technologies may enable therapies to replace specific cells that have been damaged or destroyed, permitting the restoration of function through the replacement of normal cells where this has not been possible in the past. In our research, we have shown that stem cells of the central nervous system transplanted into hosts are accepted, migrate, and successfully specialize to produce mature neurons and glial cells.



    More generally, because the stem cell is the pivotal cell that produces all the functional mature cell types in an organ, we believe these cells, if successfully identified and developed for transplantation, may serve as platforms for five major areas of regenerative medicine and biotechnology:



    - tissue repair and replacement,



    - correction of genetic disorders,



    - drug discovery and screening,



    - gene discovery and use, and



    - diagnostics.



    We will be pursuing key alliances in these areas.

OUR PLATFORM OF STEM CELL TECHNOLOGIES



    Stem cells have two defining characteristics:



    - some of the cells developed from stem cells produce all the kinds of mature cells making up the particular organ; and



    - they "self renew"--that is, other cells developed from stem cells are themselves new stem cells, thus permitting the process to continue again and again.



    Stem cells are known to exist for many systems of the human body, including the blood and immune system, the central and peripheral nervous systems (including the brain), and the liver, pancreas endocrine, and the skin systems. These cells are responsible for organ regeneration during normal cell replacement and, to a more or less limited extent, after injury. We believe that further research and development will allow stem cells to be cultivated and administered in ways that enhance their natural function, so as to form the basis of therapies that will replace specific subsets of cells that have been damaged or lost through disease, injury or genetic defect.



    We also believe that the person or entity that first identifies and isolates a stem cell and defines methods to culture any of the finite number of different types of human stem cells will be able to obtain patent protection for the methods and the composition, making the commercial development of stem cell treatment and possible cure of currently intractable diseases financially feasible.



    Our strategy is to be the first to identify, isolate and patent multiple types of human stem and progenitor cells with commercial importance. Our portfolio of issued patents includes a method of culturing normal human central nervous system stem and progenitor cells in our proprietary chemically defined medium, and our published studies show that these cultured and expanded cells give rise to all three major cell types of the central nervous system. Also, a separate study sponsored by us using these cultured stem and progenitor cells showed that the cells are accepted, migrate, and successfully specialize to produce neurons and glial cells.



    More recently, we announced the results of a new study that showed that human central nervous system stem cells can be successfully isolated by markers present on the surface of freshly obtained brain cells. We believe this is the first reproducible process for isolating highly purified populations of well-characterized normal human central nervous system stem cells, and have applied for a composition of matter patent. Because the cells are highly purified and have not been genetically modified, they may be especially suitable for transplantation and may provide a safer and more effective alternative than therapies that are based on cells derived from cancer cells, or from cells modified by a cancer gene to make them grow, or from an unpurified mixture of many different cell types or cells derived from animals. We have also filed an improved process patent for the growth and expansion of these purified normal human central nervous system cells.



    Neurological disorders such as Parkinson's disease, epilepsy, Alzheimer's disease, and the side effects of stroke, affect a significant portion of the U.S. population and there currently are no effective long-term therapies for them. We believe that therapies based on our process for identifying, isolating and culturing neural stem and progenitor cells may be useful in treating such diseases. We are continuing our research into, and have initiated the development of, human central nervous system stem and progenitor cell-based therapies for these diseases.



    We continue to advance our research programs to discover the islet stem cell in the human pancreas and the liver stem cell. Islet cells are the cells that produce insulin, so islet stem cells may be useful in the treatment of Type 1 diabetes and those cases of Type 2 diabetes where insulin secretion is defective. Liver stem cells may be useful in the treatment of diseases such as hepatitis, cirrhosis of the liver and liver cancer.

EXPECTED ADVANTAGES OF OUR STEM CELL TECHNOLOGY



    NO OTHER TREATMENT



    To the best of our knowledge, no one has developed an FDA-approved method for replacing lost or damaged tissues from the human nervous system. Replacement of tissues in other areas of the human body is limited to those few sites, such as bone marrow or peripheral blood cell transplants, where transplantation of the patient's own cells is now feasible. In a few additional areas, including the liver, transplantation of donor organs is now used, but is limited by the scarcity of organs available through donation. We believe that our stem cell technologies have the potential to reestablish function in at least some of the patients who have suffered the losses referred to above.



    REPLACED CELLS PROVIDE NORMAL FUNCTION



    Because stem cells can duplicate themselves, or self-renew, and specialize into the multiple kinds of cells that are commonly lost in various diseases, transplanted stem cells may be able to migrate limited distances to the proper location within the body, to expand and specialize and to replace damaged or defective cells, facilitating the return to proper function. We believe that such replacement of damaged or defective cells by functional cells is unlikely to be achieved with any other treatment.



RESEARCH EFFORTS AND PRODUCT DEVELOPMENT PROGRAMS



    OVERVIEW OF RESEARCH AND PRODUCT DEVELOPMENT STRATEGY



    We have devoted substantial resources to our research programs to isolate and develop a series of stem and progenitor cells that we believe can serve as a basis for replacing diseased or injured cells. Our efforts to date have been directed at methods to identify, isolate and culture large varieties of stem and progenitor cells of the human nervous system, liver and pancreas and to develop therapies utilizing these stem and progenitor cells.



    The following table lists the potential therapeutic indications for, and current status of, our primary research and product development programs and projects. The table is qualified in its entirety by reference to the more detailed descriptions of such programs and projects appearing elsewhere in this prospectus. We continually evaluate our research and product development efforts and reallocate resources among existing programs or to new programs in light of experimental results, commercial potential, availability of third party funding, likelihood of near-term efficacy, collaboration success or significant technology enhancement, as well as other factors. Our research and product development programs are at relatively early stages of development and will require substantial resources to commercialize.



                                             RESEARCH AND PRODUCT DEVELOPMENT PROGRAMS
                                    ------------------------------------------------------------
PROGRAM DESCRIPTION AND OBJECTIVE                         STAGE/STATUS(1)
---------------------------------   ------------------------------------------------------------
HUMAN NEURAL STEM CELL                                      PRECLINICAL

Repair or replace damaged central   -  Demonstrated IN VITRO the ability to initiate and expand
nervous system tissue (including       stem cell-containing human neural cultures and
spinal cord, degenerated retinas       specialization into three types of central nervous system
and tissue affected by certain         cells
genetic disorders)                  -  Demonstrated the ability of neurosphere-initiating stem cells from human brain
                                    -  Demonstrated in rodent studies that transplanted human
                                       brain-derived stem cells are accepted and properly
                                       specialized into the three major cell types of the
                                       central nervous system.
PANCREAS ISLET STEM CELL                                      RESEARCH

Repair or replace damaged pancreas  -  Identified markers on the surface of cells to identify,
islet tissue                           isolate and culture islet stem cells of the pancreas
                                    -  Commenced small animal testing
LIVER STEM CELL                                               RESEARCH

Repair or replace damaged liver     -  Demonstrated the production of hepatocytes from purified
tissue including tissue resulting      mouse hematopoietic stem cells
from certain metabolic genetic      -  Identified IN VITRO culture assay for growth of human
diseases                               bipotent liver progenitor cells that can produce both
                                       bile duct and hepatocytes
                                    -  Showed that the in vitro culture of human bipotent liver cells can also grow human hepatitis virus


------------------------


(1) "Research" refers to early stage research and product development activities IN VITRO, including the selection and characterization of product candidates for preclinical testing. "Preclinical" refers to further testing of a defined product candidate IN VITRO and in animals prior to clinical studies.



RESEARCH AND DEVELOPMENT PROGRAMS



    Our portfolio of stem cell technology results from our exclusive licensing of central nervous system, stem and progenitor cell technology, animal models for the identification and/or testing of stem and progenitor cells and our own research and development efforts to date. We believe that therapies using stem cells represent a fundamentally new approach to the treatment of diseases caused by lost or damaged tissue. We have assembled an experienced team of scientists and scientific advisors to consult with and advise our scientists on their continuing research and development of stem and progenitor cells. This team includes, among others, Irving L. Weissman, M.D., of Stanford University, Fred
H. Gage, Ph.D., of The Salk Institute and David Anderson, Ph.D., of the California Institute of Technology.



    BRAIN STEM AND PROGENITOR CELL RESEARCH AND DEVELOPMENT PROGRAM



    We began our work with central nervous system stem and progenitor cell cultures in collaboration with NeuroSpheres, Ltd., in 1992. We believe that NeuroSpheres was the first to invent these cultures. We are the exclusive, worldwide licensee from NeuroSpheres to such inventions and associated patents and patent applications for all uses, including transplantation in the human body as embodied in these patents. See "License Agreements and Sponsored Research Agreements--NeuroSpheres, Ltd."



    In 1997, our scientists invented a reproducible method for growing human CNS, stem and progenitor cells in cultures. In preclinical IN VITRO and early IN VIVO studies, we demonstrated that these cells specialize into all three of the cell types of the central nervous system. Because of these results, we believe that these cells may form the basis for replacement of cells lost in certain degenerative diseases. We are continuing research into, and have initiated the development of, our human CNS stem and progenitor cell cultures. We have initiated the cultures and demonstrated that these cultures can be expanded for a number of generations IN VITRO in chemically defined media. In collaboration with us, Dr. Anders Bjorklund has shown that cells from these cultures can be successfully transplanted and accepted into the brains of rodents where they subsequently migrated and specialized into the appropriate cell types for the site of the brain into which they were placed.



    In 1998, we expanded our preclinical efforts in this area by initiating programs aimed at the discovery and use of specific monoclonal antibodies to facilitate identification and isolation of CNS and other stem and progenitor cells or their specialized progeny. Also in 1998, our researchers devised methods to advance the IN VITRO culture and passage of human CNS stem cells that resulted in a 100-fold increase in CNS stem and progenitor cell production after 6 passages. We are expanding our preclinical efforts toward the goal of selecting the proper indications to pursue.



    In December 1998, we announced that the US Patent and Trademark Office had granted patent No. 5,851,832, covering our methods for the human CNS cell cultures containing central nervous system stem cells, for compositions of human CNS cells expanded by these methods, and for use of these cultures in human transplantation. These human CNS stem and progenitor cells expanded in culture may be useful for repairing or replacing damaged central nervous system tissue, including the brain and the spinal cord.



    In October 1999, the US Patent and Trademark Office granted patent number 5,968,829 entitled "Human CNS Neural Stem Cells," covering our composition of matter patent for human CNS stem cells, and also allowed a separate patent application for our media for culturing human CNS stem cells.



    Also in 1999, we announced the filing of a US patent application covering our proprietary process for the direct isolation of normal human CNS stem cells based on the markers found to be present on the surface of freshly obtained brain cells. Since the filing of this patent application, our researchers have completed a study designed to identify, isolate and culture human CNS stem cells utilizing this proprietary process. In November 1999, we announced the study's first results: Our researchers, by using our proprietary markers on the surface of the cell, had succeeded in identifying, isolating and purifying human CNS stem cells from brain tissue, and were able to expand the number of these cells in culture.



    We believe that this is the first study to show a reproducible process for isolating highly purified populations of well-characterized normal human CNS stem cells. Because the cells are normal human CNS stem cells and have not been genetically modified, they may be especially suitable for transplantation and may provide a safer and more effective alternative to therapies that are based on cells derived from cancer cells or from an unpurified mix of many different cell types, or from animal derived cells.



    In January 2000, we reported what we regard as an even more important result: In long term animal studies, our researchers were able to take these purified and expanded stem cells and transplant them into normal mouse brain hosts, where they take hold and grow into neurons and glial cells.



    During the course of the study, the transplanted human CNS stem cells survived for as long as one year and migrated to specific functional domains of the host brain, with no sign of tumor formation or adverse effects on the animal recipients; moreover, the cells were still dividing. These findings show that when CNS stem cells isolated and cultured with our proprietary processes are transplanted, they adopt the characteristics of the host brain and act like normal stem cells. In other words, the study suggests the possibility of a continual replenishment of normal human brain cells.



    As noted above, human CNS stem and progenitor cells harvested and purified and expanded using our proprietary processes may be useful for creating therapies for the treatment of degenerative brain diseases such as Parkinson's, Huntington's and Alzheimer's disease. These conditions affect more than

5 million people in the United States and there are no effective long-term therapies currently available. We believe the ability to purify human brain stem cells directly from fresh tissue is important because:



    - it provides an enriched source of normal stem cells, not contaminated by other unwanted or diseased cell types, that can be expanded in culture without fear of also expanding some unwanted cell types;



    - it opens the way to a better understanding of the properties of these cells and how they might be manipulated to treat specific diseases. For example, in certain genetic diseases such as Tay Sachs and Gaucher's, a key metabolic enzyme required for normal development and function of the brain is absent. Brain-derived stem cell cultures might be genetically modified to produce those proteins. The modified brain stem cells could be transplanted into patients with these genetic diseases;



    - the efficient acceptance of these non-transformed normal human stem cells into host brains means that the cell product can be tested in animal models for its ability to correct deficiencies caused by various human neurological diseases. This technology could also provide a unique animal model for the testing of drugs that act on human brain cells either for effectiveness of the drug against the disease or its toxicity to human nerve cells.



    PANCREAS STEM CELLS DISCOVERY RESEARCH PROGRAMS



    Our discovery program directed to the identification, isolation and culturing of the pancreas stem and progenitor cells is currently being conducted by Nora Sarvetnick, Ph.D., of The Scripps Research Institute, in collaboration with some of our senior researchers.



    According to diabetes and juvenile diabetes foundations, between 800,000 and
1.5 million Americans have Type 1 diabetes, which is often called "juvenile diabetes" and most commonly diagnosed in childhood; and 30,000 new patients are diagnosed with the disease every year. It is a costly, serious, lifelong condition, requiring constant attention and insulin injections every day for survival.



    About 15 million other people in the United States have Type 2 diabetes mellitus, which is also a chronic and potentially fatal condition; and more than 700,000 new patients are diagnosed annually.



    In 1998, we obtained an exclusive, worldwide license from The Scripps Research Institute to novel technology developed by Dr. Sarvetnick which may facilitate the identification and isolation of pancreas stem and progenitor cells by using a mouse model that continuously regenerates the pancreas. We believe that stem cells produce the regeneration, in which case this animal model may be useful for identifying specific markers on the cell surface unique to the pancreas stem cells. We believe this may lead to the development of cell-based treatments for Type 1 diabetes and that portion of Type 2 diabetes characterized by defective secretion of insulin.



    In 1999, advances in the research sponsored by us resulted in our obtaining additional exclusive, worldwide licenses from The Scripps Research Institute to novel markers on the cell surface identified by Dr. Sarvetnick and her research team as being unique to the pancreas islet stem cell for which we have now filed a US patent application. In collaboration with Dr. Sarvetnick, we continue to advance the discovery program directed at the identification, isolation and culturing of pancreas stem and progenitor cells utilizing this technology.



    LIVER STEM CELLS DISCOVERY RESEARCH PROGRAMS



    We initiated our discovery work for the liver stem and progenitor cell through a sponsored research agreement with Markus Grompe, Ph.D., of Oregon Health Sciences University. Dr. Grompe's work focuses on the discovery and development of a suitable method for identifying and assessing liver stem and progenitor cells for use in transplantation. We have also obtained a worldwide exclusive license to a novel mouse model of liver failure for evaluating cell transplantation developed by Dr. Grompe.

    Approximately 1 in 10 Americans suffers from diseases and disorders of the liver for which there are currently no effective, long-term treatments.



    In 1998, our researchers continued to advance methods for establishing enriched cell populations suitable for transplantation in preclinical animal models. We are focused on discovering and utilizing our proprietary methods to identify, isolate and culture liver stem and progenitor cells and to evaluate these cells in preclinical animal models.



    In 1999, our researchers devised a culture assay that we will use in our efforts to identify liver stem and progenitor cells. In addition to supporting the growth of an early human liver bipotent progenitor cell, it is also possible to infect this culture with human hepatitis virus, providing a valuable system for study of the virus. This technology could also provide a unique IN VITRO model for the testing of drugs that act on, or are metabolized by, human liver cells.



    An important element of our stem cell discovery program is the further development of intellectual property positions with respect to stem and progenitor cells. We have also obtained rights to certain inventions relating to stem cells from, and are conducting stem cell related research at, several academic institutions. We expect to expand our search for new stem and progenitor cells and to seek to acquire rights to additional inventions relating to stem and progenitor cells from third parties.



    WIND-DOWN OF ENCAPSULATED CELL THERAPY RESEARCH AND DEVELOPMENT PROGRAMS



    Until mid-1999, we engaged in research and development in encapsulated cell therapy technology, or ECT, including a pain control program funded by AstraZeneca Group plc. The results from the 85-patient double-blind, placebo-controlled trial of our encapsulated bovine cell implant for the treatment of severe, chronic pain in cancer patients did not, however, meet the criteria AstraZeneca had established for continuing trials for the therapy, and in June 1999, AstraZeneca terminated the collaboration.



    Consequently, in July 1999, we announced plans for the restructuring of our research operations to abandon all further ECT research and to concentrate our resources on the research and development of our proprietary platform of stem cell technology. We reduced our workforce by approximately 68 full-time employees who had been focused on ECT programs, wound down our research and manufacturing operations in Lincoln, Rhode Island, and relocated our remaining research and development activities, and our corporate headquarters, to the facilities of our wholly owned subsidiary, StemCells California, Inc., in Sunnyvale, California. We are actively seeking to sublease, assign or sell our interest in our former corporate headquarters building and our pilot manufacturing and cell processing facility in Rhode Island.



    In December 1999 we sold our intellectual property assets related to our ECT to Neurotech S.A., a privately held French company, in exchange for a payment of $3 million, royalties on future product sales, and a portion of certain revenues Neurotech may in the future receive from third parties. We retained certain non-exclusive rights to use the ECT in combination with our proprietary stem cell technology, and in the field of vaccines for prevention and treatment of infectious diseases.



    In a related development, by mutual consent we and the Advanced Technology Program of the National Institute of Standards and Technology terminated two grants previously awarded to us for our encapsulated cell therapy and stem cell-related research. The encapsulated cell therapy grant was obviated by the sale of the technology to Neurotech. The funding agency has invited us to resubmit a proposal consistent with the new directions we are taking in our research and development of our platform of stem cell technologies.

SUBSIDIARY



    STEMCELLS CALIFORNIA, INC.



    On September 26, 1997, we acquired by merger StemCells, Inc. (now StemCells California, Inc.), a California corporation, in exchange for 1,320,691 shares of our common stock and options and warrants for the purchase of 259,296 common shares. Simultaneously with the acquisition, its President, Richard M. Rose, M.D., became our President, Chief Executive Officer and a director, and Irving
L. Weissman, M.D., a founder of the California corporation, became a member of our board of directors. We, as the sole stockholder of our subsidiary, voted on February 23, 2000, to amend its Certificate of Incorporation to change its name to StemCells California, Inc.



CORPORATE INVESTMENT



    In July 1996, we, together with certain founding scientists, established Modex Therapeutics SA, a Swiss biotherapeutics company, to pursue extensions of our former technology of ECT for certain applications outside the central nervous system. Modex, headquartered in Lausanne, Switzerland, was formed to integrate technologies developed by us and by several other institutions to develop products to treat diseases such as diabetes, obesity and anemia. After our disposition of the encapsulated cell technology in December 1999, we no longer had common research or development interests with Modex, but we held approximate 17% of its stock. Modex completed an initial public offering on June 23, 2000, in the course of which we realized a gain of approximately
$1.4 million from the sale of certain shares. We now own 126,193 shares, or approximately 9%, of Modex's equity, subject to a lockup until December 23, 2000. The closing market price of Modex stock on the Swiss Neue Market exchange on October 31, 2000, was 329.5 Swiss Francs, or approximately $183, per share.



LICENSE AGREEMENTS AND SPONSORED RESEARCH AGREEMENTS



    We have entered into a number of license agreements with commercial and non-profit institutions, as well as a number of research-plus-license agreements with academic organizations. The research agreements provide that we will fund certain research costs, and in return, will have a license or an option for a license to the resulting inventions. Under the license agreements, we will typically be subject to obligations of due diligence and the requirement to pay royalties on products that use patented technology licensed under such agreements.



    ASTRAZENECA PLC



    In March 1995, we signed a collaborative research and development agreement with AstraZeneca plc for the development and marketing of certain encapsulated-cell products to treat pain. Under the agreement, we conducted research and development and received approximately $42 million, including research and development funding, through June 1999 when, as noted above (SEE WIND-DOWN OF ENCAPSULATED CELL TECHNOLOGY RESEARCH AND DEVELOPMENT PROGRAM), AstraZeneca exercised its right to terminate the agreement. (SEE ALSO LIQUIDITY AND CAPITAL RESOURCES UNDER MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND NOTE 17--"RESEARCH AGREEMENTS" TO THE ACCOMPANYING FINANCIAL STATEMENTS.)



    GENENTECH, INC.



    In November 1996, we signed collaborative development and licensing agreements with Genentech relating to the development of products using the Company's ECT technology to deliver certain of Genentech's proprietary growth factors to treat Parkinson's disease, Huntington's disease and amyotrophic lateral sclerosis.



    Under the terms of the agreement for Parkinson's disease, Genentech had the right, at its discretion, to terminate the program at specified milestones. On May 21, 1998, Genentech exercised its right to terminate the Parkinson's collaboration. Pursuant to the terms of the agreement, Genentech demanded that we redeem certain shares of the Company's redeemable common stock held by them for approximately $3.1 million, at a price of $10.01 per share. This amount, per the agreement, was equal to the funds invested by Genentech to acquire such stock less the amount we expended on the terminated program. In March 2000, we announced a settlement of this claim at no cost to us, and also terminated the Huntington's disease and ALS agreements. (FOR FURTHER DETAILS AND INFORMATION REGARDING THIS SETTLEMENT, SEE LIQUIDITY AND CAPITAL RESOURCES UNDER MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.)



    STATE OF RHODE ISLAND



    In 1989 we entered into an agreement with the Rhode Island Partnership for Science and Technology, or RIPSAT, for reimbursement of $1,172,000 for certain research activities we funded at Brown University. Under the terms of this grant we were obligated to pay royalties ranging from three to five percent of revenues from products developed under the agreement, to a maximum of $1,758,000. In July 1999, when we announced our plans to terminate ECT research, wind down operations in Rhode Island and relocate research activities and corporate headquarters to Sunnyvale, California, RIPSAT alleged that we were in default under this funding agreement. While we believed that we were not in default, in March 2000, we entered into a settlement of the claim. (FOR FURTHER DETAILS AND INFORMATION REGARDING THIS SETTLEMENT, SEE LIQUIDITY AND CAPITAL RESOURCES UNDER MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.)



    NEUROSPHERES, LTD.



    In March 1994, we entered into a Contract Research and License Agreement with NeuroSpheres, Ltd., which was clarified in a License Agreement dated as of April 1, 1997. Under the agreement as clarified, we obtained an exclusive patent license from NeuroSpheres in the field of transplantation, subject to a limited right of NeuroSpheres to purchase a nonexclusive license from us, which right was not exercised and has expired. We have developed additional intellectual property relating to the subject matter of the license. We entered into an additional license agreement with NeuroSpheres as of October 31, 2000, under which we obtained an exclusive license in the field of non-transplant uses, such as drug discovery and drug testing, so that together the licenses are exclusive for all uses of the technology. We will make up-front payments to NeuroSpheres of 65,000 shares of our common stock and $50,000, and additional cash payments when milestones are achieved in the non-transplant field, or in any products employing NeuroSpheres patents for generating cells of the blood and immune system from neural stem cells. Milestone payments would total $500,000 for each product that is approved for market. Our agreements with NeuroSpheres will terminate at the expiration of all patents licensed to us, but can terminate earlier if we breach without curing our obligations under the agreement or if we declare bankruptcy. We would have a security interest in the licensed technology in the event that NeuroSpheres declares bankruptcy.



    SIGNAL PHARMACEUTICALS, INC.



    In December 1997, we entered into two license agreements with Signal Pharmaceuticals, Inc. under which each party licensed to the other certain patent rights and biological materials for use in defined fields. An initial disagreement as to the interpretation of the licensed rights was resolved by the parties, and the agreements are operating in accordance with their terms. Signal has now been acquired by Celgene. Each agreement with Signal will terminate at the expiration of all patents licensed under it, but the licensing party can terminate earlier if the other party breaches its obligations under the agreement or declares bankruptcy. Also, the party receiving the license can terminate the agreement at any time upon notice to the other party. Under these agreements, we must reimburse Signal for payments it must make to the University of California based on products we develop and for 50% of certain other payments Signal must make.

    SPONSORED RESEARCH AGREEMENTS



    When we decided to abandon further research and development of our ECT technology in July 1999, we terminated our academic collaborations with Brown University and Dr. Patrick Aebischer at the Centre Hospitalier Universitaire Vaudois in Switzerland. Research and development expenses paid in connection with these collaborations aggregated approximately $156,600, $701,000 and $1,326,000 for the years ended December 31, 1999, 1998, and 1997, respectively.



    Under Sponsored Research Agreements with The Scripps Research Institute and Oregon Health Sciences University, we funded certain research in return for licenses or options to license the inventions resulting from the research. We have also entered into license agreements with the California Institute of Technology. All of these agreements relate largely to stem or progenitor cells and or to processes and methods for the isolation, identification, expansion or culturing of stem or progenitor cells. We paid Scripps and Oregon respectively approximately $77,000 and $28,000 in 1997, $307,000 and $251,000 in 1998, and
$309,000 and $172,000 in 1999 under these agreements.



    Our research agreement with Scripps expires on November 14, 2000 and we are negotiating with Scripps to extend the term of this agreement or to enter into a new agreement. As of the date of this report, we have not yet completed our negotiations with Scripps and we cannot give any assurance that our negotiations will be successful. If we are unable to extend the term of this agreement, we will have to find a replacement to perform this research or we will have to perform this research ourselves. In either case, we may experience delay and additional expense in connection with this research effort. Our license agreements with Scripps will terminate upon expiration, revocation or invalidation of the patents licensed to us, unless governmental regulations require a shorter term. These license agreements also will terminate earlier if we breach without curing our obligations under the agreement or if we declare bankruptcy, and we can terminate the license agreements at any time upon notice. Upon the initiation of the Phase II trial for our first product using Scripps licensed technology, we must pay Scripps $50,000 and upon completion of that Phase II trial we must pay Scripps an additional $125,000. Upon approval of the first product for sale in the market, we must pay Scripps $250,000.



    Our license agreements with the California Institute of Technology will expire upon expiration, revocation, invalidation or abandonment of the patents licensed to us. We can terminate any of these license agreements by giving 30 days' notice to the California Institute of Technology. Either party can terminate these license agreements upon a material breach by the other party. We paid $10,000 to the California Institute of Technology upon execution of the license agreements, and we must pay an additional $10,000 upon the issuance of the patent licensed to us under the relevant agreement. We also will pay $5,000 on the anniversary of the issuance of the patent licensed to us under the relevant agreement. These amounts are creditable against royalties we must pay under the license agreements. The maximum royalties that we will have to pay to the California Institute of Technology will be $2 million per year, with an overall maximum of $15 million. Once we pay the $15 million maximum royalty, the licenses will become fully paid and irrevocable.



MANUFACTURING



    The keys to successful commercialization of brain stem and progenitor cells are efficacy, safety, consistency of the product, and economy of the process. We expect to address these issues by appropriate testing and banking representative vials of large-scale cultures. Commercial production is expected to involve expansion of banked cells and packaging them in appropriate containers after formulating the cells in an effective carrier. The carrier may also be used to improve the stability and acceptance of the stem cells or their progeny. Because of the early stage of our stem and progenitor cell programs, all of the issues that will affect manufacture of stem and progenitor cell products are not yet clear.

MARKETING



    We expect to market and sell our products primarily through co-marketing, licensing or other arrangements with third parties. There are a number of substantial companies with existing distribution channels and large marketing resources who are well equipped to market and sell our products. It is our intent to have the marketing of our products undertaken by such partners, although we may seek to retain limited marketing rights in specific narrow markets where the product may be addressed by a specialty or niche sales force.



PATENTS, PROPRIETARY RIGHTS AND LICENSES



    We believe that proprietary protection of our inventions will be of major importance to our future business. We have an aggressive program of vigorously seeking and protecting our intellectual property which we believe might be useful in connection with our products. We believe that our know-how will also provide a significant competitive advantage, and we intend to continue to develop and protect our proprietary know-how. We may also from time to time seek to acquire licenses to important externally developed technologies.



    We have exclusive or non-exclusive rights to a portfolio of patents and patent applications related to various stem and progenitor cells and methods of deriving and using them. These patents and patent applications relate mainly to compositions of matter, methods of obtaining such cells, and methods for preparing, transplanting and utilizing such cells. Currently, our U.S. patent portfolio in the stem cell therapy area includes nineteen issued U.S. patents, six of which have issued within the last year. An additional thirteen patent applications are pending, one of which has been allowed.



    We own or have filed patent applications which have been published for the following U.S. patents: Patent Number 5,968,829 (Human CNS neural stem cells); Patent Number 6,103,530 (Human CNS neural stem cells--culture media); Application Number WO 99/11758 (Cultures of human CNS neural stem cells); and Application Number WO 00/36091 (An animal model for identifying a common stem/ progenitor to liver cells and pancreatic cells).



    We have licensed the following patents or pending patent applications from Neurospheres Holdings Ltd.: Patent Number 5,851,832 (In vitro proliferation); Patent Number 5,750,376 (In vitro genetic modification); Patent
Number 5,981,165 (In vitro production of dopaminergic cells from mammalian central nervous system multipotent stem cell compositions); Patent Number 6,093,531 (Generation of hematopoietic cells from multipotent neural stem cells); Application Number WO 93/01275 (Mammalian central nervous system multipotent stem cell compositions); Application Number WO 94/09119 (Remyelination using mammalian central nervous system multipotent stem cell compositions); Application Number WO 94/10292 (Biological factors useful in differentiating mammalian central nervous system multipotent stem cell compositions); Application Number WO 94/16718 (Genetically engineered mammalian central nervous system multipotent stem cell compositions); Application Number WO 96/15224 (Differentiation of mammalian central nervous system multipotent stem cell compositions); and Application Number WO 96/15226 (In vitro production of dopaminergic cells from mammalian central nervous system multipotent stem cell composition).



    We have licensed the following patents or pending patent applications from the University of California, San Diego: Patent Number 5,776,948 (Method of production of neuroblasts); Patent Number 6,013,521 (Method of production of neuroblasts); Patent Number 6,020,197 (Method of production of neuroblasts); and Application Number WO 94/16059 (Method of production of neuroblasts).



    We have licensed the following patents or pending patent applications from the California Institute of Technology: Patent Number 5,629,159 (Immortalization and disimmortalization of cells); Application Number WO 96/40877 (Immortalization and disimmortalization of cells); Patent Number 5,935,811 (Neuron restrictive silencer factor proteins); Application Number WO 96/27665 (Neuron restrictive silencer factor proteins); Patent Number 5,589,376 (Mammalian neural crest stem cells); Patent Number 5,824,489 (Methods for isolating mammalian multipotent neural crest stem cells); Application Number WO 94/02593 (Mammalian neural crest stem cells); Patent Number 5,654,183 (Genetically engineered mammalian neural crest stem cells); Patent Number 5,928,947 (Mammalian multipotent neural crest stem cells); Patent Number 5,693,482 (In vitro neural crest stem cell assay); Patent Number 6,001,654 (Methods for differentiating neural stem cells to neurons or smooth muscle cells (TGFb)); Application Number WO 98/48001 (Methods for differentiating neural stem cells to neurons or smooth muscle cells (TGFb)); Patent Number 5,672,499 (Methods for immortalizing multipotent neural crest stem cells); Patent Number 5,849,553 (Immortalizing and disimmortalizing multipotent neural crest stem cells); and Patent Number 6,033,906 (Differentiating mammalian neural stem cells to glial cells using neuregulins).



    We also rely upon trade-secret protection for our confidential and proprietary information and take active measures to control access to that information.



    Our policy is to require our employees, consultants and significant scientific collaborators and sponsored researchers to execute confidentiality agreements upon the commencement of an employment or consulting relationship with us. These agreements generally provide that all confidential information developed or made known to the individual by us during the course of the individual's relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees and consultants, the agreements generally provide that all inventions conceived by the individual in the course of rendering services to us shall be our exclusive property.



    We have obtained rights from universities and research institutions to technologies, processes and compounds that we believe may be important to the development of our products. These agreements typically require us to pay license fees, meet certain diligence obligations and, upon commercial introduction of certain products, pay royalties. These include exclusive license agreements with NeuroSpheres, The Scripps Institute, the California Institute of Technology and the Oregon Health Sciences University, to certain patents and know-how regarding present and certain future developments in CNS and pancreas stem cells.



COMPETITION



    The targeted disease states for our initial products in some instances currently have no effective long-term therapies. However, we do expect that our initial products will have to compete with a variety of therapeutic products and procedures. Major pharmaceutical companies currently offer a number of pharmaceutical products to treat neurodegenerative and liver diseases, diabetes and other diseases for which our technologies may be applicable. Many pharmaceutical and biotechnology companies are investigating new drugs and therapeutic approaches for the same purposes, which may achieve new efficacy profiles, extend the therapeutic window for such products, alter the prognosis of these diseases, or prevent their onset. We believe that our products, when successfully developed, will compete with these products principally on the basis of improved and extended efficacy and safety and their overall economic benefit to the health care system.



    The market for therapeutic products that address degenerative diseases is large, and competition is intense. We expect competition to increase. We believe that our most significant competitors will be fully integrated pharmaceutical companies and more established biotechnology companies. Smaller companies may also be significant competitors, particularly through collaborative arrangements with large pharmaceutical or biotechnology companies. Many of these competitors have significant products approved or in development that could be competitive with our potential products.



    Competition for our stem and progenitor cell products may be in the form of existing and new drugs, other forms of cell transplantation, ablative and simulative procedures, and gene therapy. We believe that some of our competitors are also trying to develop stem and progenitor cell-based technologies. We expect that all of these products will compete with our potential stem and progenitor cell products based on efficacy, safety, cost and intellectual property positions.



    We may also face competition from companies that have filed patent applications relating to the use of genetically modified cells to treat disease, disorder or injury. We may be required to seek licenses from these competitors in order to commercialize certain of our proposed products.



    Once our products are developed and receive regulatory approval, they must then compete for market acceptance and market share. For certain of our potential products, an important success factor will be the timing of market introduction of competitive products. This is a function of the relative speed with which we and our competitors can develop products, complete the clinical testing and approval processes, and supply commercial quantities of a product to market. These competitive products may also impact the timing of clinical testing and approval processes by limiting the number of clinical investigators and patients available to test our potential products.



    While we believe that the primary competitive factors will be product efficacy, safety, and the timing and scope of regulatory approvals, other factors include, in certain instances, obtaining marketing exclusivity under the Orphan Drug Act, availability of supply, marketing and sales capability, reimbursement coverage, price, and patent and technology position.



GOVERNMENT REGULATION



    Our research and development activities and the future manufacturing and marketing of our potential products are, and will continue to be, subject to regulation for safety and efficacy by numerous governmental authorities in the United States and other countries.



    In the United States, pharmaceuticals, biologicals and medical devices are subject to rigorous Food and Drug Administration, or FDA, regulation. The Federal Food, Drug and Cosmetic Act, as amended, and the Public Health Service Act, as amended, the regulations promulgated thereunder, and other Federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, export, record keeping, approval, marketing, advertising and promotion of our potential products.



    Product development and approval within this regulatory framework takes a number of years and involves significant uncertainty combined with the expenditure of substantial resources. In addition, the federal, state, and other jurisdictions have restrictions on the use of fetal tissue.



    FDA APPROVAL



    The steps required before our potential products may be marketed in the United States include:



                    STEPS                                     CONSIDERATIONS
1. Preclinical laboratory and animal tests     Preclinical tests include laboratory
                                               evaluation of the product and animal studies
                                               in specific disease models to assess the
                                               potential safety and efficacy of the product
                                               and our formulation as well as the quality
                                               and consistency of the manufacturing process.

2. Submission to the FDA of an application     The results of the preclinical tests are
for an Investigational New Drug Exemption, or  submitted to the FDA as part of an IND, and
IND, which must become effective before U.S.   the IND becomes effective 30 days following
human clinical trials may commence             its receipt by the FDA, as long as there are
                                               no questions, requests for delay or
                                               objections from the FDA.

3. Adequate and well-controlled human          Clinical trials involve the evaluation of the
clinical trials to establish the safety and    product in healthy volunteers or, as may be
efficacy of the product                        the case with our potential products, in a
                                               small number of patients under the
                                               supervision of a qualified physician.
                                               Clinical trials are conducted in accordance
                                               with protocols that detail the objectives of
                                               the study, the parameters to be used to
                                               monitor safety and the efficacy criteria to
                                               be evaluated. Any product administered in a
                                               U.S. clinical trial must be manufactured in
                                               accordance with clinical Good Manufacturing
                                               Practices, or cGMP, determined by the FDA.
                                               Each protocol is submitted to the FDA as part
                                               of the IND. The protocol for each clinical
                                               study must be approved by an independent
                                               Institutional Review Board, or IRB, at the
                                               institution at which the study is conducted
                                               and the informed consent of all participants
                                               must be obtained. The IRB will consider,
                                               among other things, the existing information
                                               on the product, ethical factors, the safety
                                               of human subjects, the potential benefits of
                                               the therapy and the possible liability of the
                                               institution.

                                               Clinical development is traditionally
                                               conducted in three sequential phases, which
                                               may overlap:

                                               -  In Phase I, products are typically
                                               introduced into healthy human subjects or
                                               into selected patient populations to test for
                                               adverse reactions, dosage tolerance,
                                               absorption and distribution, metabolism,
                                               excretion and clinical pharmacology.

                                               -  Phase II involves studies in a limited
                                               patient population to (i) determine the
                                               efficacy of the product for specific targeted
                                               indications and populations, (ii) determine
                                               optimal dosage and dosage tolerance and (iii)
                                               identify possible adverse effects and safety
                                               risks. When a dose is chosen and a candidate
                                               product is found to be effective and to have
                                               an acceptable safety profile in Phase II
                                               evaluations, Phase III trials begin.

                                               -  Phase III trials are undertaken to
                                               conclusively demonstrate clinical efficacy
                                               and to test further for safety within an
                                               expanded patient population, generally at
                                               multiple study sites.

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

4. Submission to the FDA of marketing          The results of the preclinical studies and
authorization applications                     clinical studies are submitted to the FDA in
                                               the form of marketing approval authorization
                                               applications.

5. FDA approval of the application(s) prior    The testing and approval process will require
to any commercial sale or shipment of the      substantial time, effort and expense. The
drug. Biologic product manufacturing           time for approval is affected by a number of
establishments located in certain states also  factors, including relative risks and
may be subject to separate regulatory and      benefits demonstrated in clinical trials, the
licensing requirement                          availability of alternative treatments and
                                               the severity of the disease. Additional
                                               animal studies or clinical trials may be
                                               requested during the FDA review period which
                                               might add to that time.



    After FDA approval for the initial indications and requisite approval of the manufacturing facility, further clinical trials may be required to gain approval for the use of the product for additional indications. The FDA may also require unusual or restrictive post-marketing testing and surveillance to monitor for adverse effects, which could involve significant expense, or may elect to grant only conditional approvals.



    FDA MANUFACTURING REQUIREMENTS



    Among the conditions for product licensure is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to the FDA's cGMP requirement. Even after product licensure approval, the manufacturer must comply with cGMP on a continuing basis, and what constitutes cGMP may change as the state of the art of manufacturing changes. Domestic manufacturing facilities are subject to regular FDA inspections for cGMP compliance which are normally held at least every two years. Foreign manufacturing facilities are subject to periodic FDA inspections or inspections by the foreign regulatory authorities with reciprocal inspection agreements with the FDA. Domestic manufacturing facilities may also be subject to inspection by foreign authorities.



    ORPHAN DRUG ACT



    The Orphan Drug Act provides incentives to drug manufacturers to develop and manufacture drugs for the treatment of diseases or conditions that affect fewer than 200,000 individuals in the United States. Orphan drug status can also be sought for treatments for diseases or conditions that affect more than 200,000 individuals in the United States if the sponsor does not realistically anticipate its product becoming profitable from sales in the United States. We may apply for orphan drug status for certain of our therapies.



    Under the Orphan Drug Act, a manufacturer of a designated orphan product can seek tax benefits, and the holder of the first FDA approval of a designated orphan product will be granted a seven-year period of marketing exclusivity in the United States for that product for the orphan indication. While the marketing exclusivity of an orphan drug would prevent other sponsors from obtaining approval of the same compound for the same indication, it would not prevent other types of products from being approved for the same use including, in some cases, slight variations on the originally designated orphan product.



    PROPOSED FDA REGULATIONS



    Proposed regulations of the FDA and other governmental agencies would place restrictions, including disclosure requirements, on researchers who have a financial interest in the outcome of their research. Under the proposed regulations, the FDA could also apply heightened scrutiny to, or exclude the results of, studies conducted by such researchers when reviewing applications to the FDA, which contain such research. Certain of our collaborators have stock options or other equity interests in us that could subject such collaborators and us to the proposed regulations.



    Our research and development is based on the use of human stem and progenitor cells. The FDA has published a "Proposed Approach to Regulation of Cellular and Tissue-Based Products" which relates to the use of human cells. We cannot now determine the effects of that approach or what regulatory actions might be taken from it. Restrictions exist on the testing or use of cells, whether human or non-human.

    OTHER REGULATIONS



    In addition to safety regulations enforced by the FDA, we are also subject to regulations under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act and other present and potential future foreign, Federal, state and local regulations.



    Outside the United States, we will be subject to regulations which govern the import of drug products from the United States or other manufacturing sites and foreign regulatory requirements governing human clinical trials and marketing approval for our products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursements vary widely from country to country. In particular, the European Union, or EU, is revising its regulatory approach to high tech products, and representatives from the United States, Japan and the EU are in the process of harmonizing and making more uniform the regulations for the registration of pharmaceutical products in these three markets.



REIMBURSEMENT AND HEALTH CARE COST CONTROL



    Reimbursement for the costs of treatments and products such as ours from government health administration authorities, private health insurers and others both in the United States and abroad is a key element in the success of new health care products. Significant uncertainty often exists as to the reimbursement status of newly approved health care products.



    The revenues and profitability of some health care-related companies have been affected by the continuing efforts of governmental and third party payers to contain or reduce the cost of health care through various means. Payers are increasingly attempting to limit both coverage and the level of reimbursement for new therapeutic products approved for marketing by the FDA, and are refusing, in some cases, to provide any coverage for uses of approved products for disease indications for which the FDA has not granted marketing approval. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, there have been a number of Federal and state proposals to implement government control over health care costs.



EMPLOYEES



    As of August 15, 2000, we had twenty full-time employees, of whom five have Ph.D. degrees, as well as two half-time employees. The equivalent of fifteen full-time employees work in research and development and laboratory support services. A number of our employees have held positions with other biotechnology or pharmaceutical companies or have worked in university research programs. No employees are covered by collective bargaining agreements.



SCIENTIFIC ADVISORY BOARD



    Members of our Scientific Advisory Board provide us with strategic guidance in regard to our research and product development programs, as well as assistance in recruiting employees and collaborators. Each Scientific Advisory Board member has entered into a consulting agreement with us. These consulting agreements specify the compensation to be paid to the consultant and require that all information about our products and technology be kept confidential. All of the Scientific Advisory Board members are employed by employers other than us and may have commitments to or consulting or advising agreements with other entities that limit their availability to us. The Scientific Advisory Board members have generally agreed, however, for so long as they serve as consultants to us, not to provide any services to any other entities which would conflict with the services the member provides to us. Members of the Scientific Advisory Board offer consultation on specific issues encountered by us as well as general advice on the directions of appropriate scientific inquiry for us. In addition, Scientific Advisory Board members assist us in assessing the appropriateness of moving our projects to more advanced stages. The following persons are members of our Scientific Advisory Board:



    - Irving L. Weissman, M.D., is the Karel and Avice Beekhuis Professor of Cancer Biology, Professor of Pathology and Professor of Developmental Biology at Stanford University. Dr. Weissman was a cofounder of SyStemix, Inc., and Chairman of its Scientific Advisory Board. He has served on the Scientific Advisory Boards of Amgen Inc., DNAX and T-Cell Sciences, Inc. Dr. Weissman is Chairman of the Scientific Advisory Board of StemCells, Inc.



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



ITEM 2. PROPERTIES



    The Company's current research laboratories and administrative offices are located in a leased 7,950 square-foot multipurpose building housing wet labs, specialty research areas and administrative offices located in Sunnyvale, California. The facilities are leased pursuant to lease agreements expiring August 31, 2001, and we have certain renewal options. Our current facilities are expected to be sufficient to accommodate our needs at least through the end of 2000.



    We continue to be contractually obligated with respect to two facilities in Lincoln, Rhode Island obtained in connection with our former encapsulated cell technology. We leased our former research laboratory and corporate headquarters building which contains 65,000 square feet of wet labs, specialty research areas and administrative offices on a fifteen-year lease agreement which expires October 2012. We also own a 21,000 square-foot pilot manufacturing facility and a 3,000 square-foot cell processing facility financed by bonds issued by the Rhode Island Industrial Facilities Corporation. We are actively seeking to sublease, assign or sell our interests in these properties.


ITEM 3. LEGAL PROCEEDINGS

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS


    The Common Stock of CytoTherapeutics is traded on the National Market System of NASDAQ under the Symbol STEM (formerly CTII). The quarterly ranges of high and low sales prices since January 1, 1997 are shown below:


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


    As of August 15, 2000, there were approximately 249 holders of record of the Common Stock.

ITEM 6. SELECTED FINANCIAL DATA


                                                            YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                1999       1998       1997       1996       1995
                                              --------   --------   --------   --------   --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA
Revenue from collaborative agreements.......  $  5,022   $  8,803   $ 10,617   $  7,104   $11,761
Research and development expenses...........     9,991     17,659     18,604     17,130    14,730
Acquired research and development...........                           8,344
ECT wind-down expenses......................     6,048
Net loss....................................   (15,709)   (12,628)   (18,114)   (13,759)   (8,891)
Basic and diluted net loss per share........     (0.84)     (0.69)     (1.08)     (0.89)    (0.69)
Shares used in computing basic and diluted
  net loss per share........................    18,706     18,291     16,704     15,430    12,799



                                                                  DECEMBER 31,
                                              ----------------------------------------------------
                                                1999       1998       1997       1996       1995
                                              --------   --------   --------   --------   --------
                                                (IN THOUSANDS)
BALANCE SHEET DATA
Cash, cash equivalents and marketable
  securities................................  $  4,760   $ 17,386   $ 29,050   $ 42,607   $44,192
Total assets................................    15,781     32,866     44,301     58,397    56,808
Long-term debt, including capitalized
  leases....................................     2,937      3,762      4,108      8,223     5,441
Redeemable common stock.....................     5,249      5,249      5,583      8,159
Stockholders' equity........................     3,506     17,897     28,900     34,747    45,391

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



    The following discussion of our financial condition and results of operations for the years ended December 31, 1999, 1998, and 1997 should be read in conjunction with our consolidated financial statements and their related footnotes.



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



RESULTS OF OPERATIONS



    OVERVIEW



    Since our inception in 1988 we have been primarily engaged in research and development of human therapeutic products. As a result of a restructuring in the second half of 1999, our sole focus is now on our stem cell technology. At the beginning of last year, by contrast, our corporate headquarters, most of our employees, and the main focus of our operations were primarily devoted to a different technology--encapsulated cell technology, or ECT. Since that time, we terminated a clinical trial of the ECT then in progress, we wound down our other operations relating to the ECT, we terminated the employment of those who worked on the ECT, sold the ECT and we relocated from Rhode Island to Sunnyvale, California. Comparisons with last year's results are correspondingly less meaningful than they may be under other circumstances.



    We were known as CytoTherapeutics, Inc., until May 23, 2000, when we changed our name to StemCells, Inc.



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



    YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



    Revenues from collaborative agreements totaled $5,022,000, $8,803,000 and $10,617,000 for the years ending December 31, 1999, 1998 and 1997, respectively. Revenues were earned primarily from a Development, Marketing and License Agreement with AstraZeneca Group plc, which we signed in March 1995. The decrease in revenues from 1998 to 1999 resulted primarily from the June 1999 termination of the AstraZeneca Agreement. 1997 revenues included a $3,000,000 milestone payment from AstraZeneca related to the Phase II clinical trials for an ECT product.



    Research and development expenses totaled $9,984,000 in 1999, as compared to $17,659,000 in 1998 and $18,604,000 in 1997. The decrease of $7,668,000, or 43%, from 1998 to 1999 was primarily attributable to the wind-down of research activities relating to the ECT, precipitated by termination of the AstraZeneca agreement. The decrease of $945,000, or 5%, from 1997 to 1998 was primarily attributable to a reduction in spending on research agreements and a reduction in research and development personnel.



    Acquired research and development consists of a one-time charge of $8,344,000 related to the acquisition of StemCells California, Inc., in 1997. Commercialization of this technology will require significant incremental research and development expenses over a number of years. With the recent completion of the restructuring of our research operations, we are now focused solely on the research and development of our platform of stem cell technologies, which encompasses the technology acquired upon the acquisition of StemCells California, Inc. and related technology we have developed or licensed.



    General and administrative expenses were $4,927,303 for the year ended December 31, 1999, compared with $4,603,000 in 1998 and $6,158,000 in 1997. The
1999 General and Administrative expenses were positively impacted by the reduction in facility costs that were included in the wind-down ($239,000), reduction in amortization of patents and intangible assets of approximately $338,000, as well as reduced activities and related personnel costs estimated at approximately $500,000 that were not incurred. This was due to the wind-down of our ECT programs and relocation of our headquarters in October 1999. The reduction of $1,555,000, or 25%, from 1997 to 1998 was primarily attributable to a reduction in legal fees, recruiting and relocation expenses, as well as a reduction in employees.



    Wind-down and relocation expenses totaled $6,047,806 for the year ended December 31, 1999; no such expenses were incurred in 1998 and 1997. These expenses relate to the wind-down of our encapsulated cell technology research and other Rhode Island operations and the transfer of our corporate headquarters to Sunnyvale, California.



    They include accruals of approximately $1,554,000 for employee severance costs, $1,858,000 in losses and reserves for the write-down of related patents and fixed assets, $1,172,000 for our estimate of the costs of settlement of a 1989 funding agreement with the Rhode Island Partnership for Science and Technology, $702,000 of estimated additional carrying costs through an expected June 30, 2000 disposition of the Rhode Island facilities, and other related expenses totaling $762,000.



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

    In October 1997, we recognized a gain in the amount of $3,387,000 related to the sale of 50 percent of the Company's interest in Modex Therapeutics, Ltd.



    The net loss in 1999, 1998 and 1997 was $15,709,000, $12,628,000, and
$18,114,000, respectively. The loss per share was $0.84, $0.69 and $1.08 in 1999, 1998 and 1997, respectively. The increase from 1998 to 1999 is primarily attributable to the elimination of revenue from the AstraZeneca agreement, which was terminated in June 1999, as well as expenses related to the wind-down of our ECT research and our other Rhode Island operations, the transfer of our corporate headquarters to Sunnyvale, California and an accrual of approximately $1,172,000 for our estimate of the costs of settlement of the funding agreement with RIPSAT. The decrease from 1997 to 1998 was attributable to a one-time charge of $8,344,000 for acquired research and development related to the purchase of StemCells California, Inc. offset by the $3,387,000 gain on a partial sale of the Company's interest in Modex in 1997.



    The 1999 decrease in patents of $3,229,932 from 1998 was primarily due to management's decision to wind down the ECT program and dispose of the related intellectual property. During the fourth quarter of 1999 we sold the patents related to our encapsulated cell technology to Neurotech for $3,000,000.



    Accrued expenses increased by $1,584,949, primarily due to the accrual of approximately $1,172,000 for our estimate of the costs of settlement of a 1989 funding agreement with the Rhode Island Partnership for Science and Technology and $463,000 for the estimated lease payments and operating costs of the Rhode Island facilities through an expected disposal date of June 30, 2000.



LIQUIDITY AND CAPITAL RESOURCES



    Since our inception, we have financed our operations through the sale of common and preferred stock, the issuance of long-term debt and capitalized lease obligations, revenues from collaborative agreements, research grants and interest income.



    We had unrestricted cash and cash equivalents totaling $4,760,000 at December 31, 1999. Cash and cash equivalents are invested in money market funds.



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



    Our liquidity and capital resources were in the past significantly affected by our relationships with corporate partners, which were related to our former ECT. These relationships are now terminated, and we have not yet established corporate partnerships with respect to our stem cell technologies.



    In March 1995, we signed a collaborative research and development agreement with AstraZeneca plc for the development and marketing of certain encapsulated-cell products to treat pain. AstraZeneca made an initial, nonrefundable payment of $5,000,000, included in revenue from collaborative agreements in 1995, a milestone payment of $3,000,000 in 1997 and was to remit up to an additional $13,000,000 subject to achievement of certain development milestones. Under the agreement, we were obligated to conduct certain research and development pursuant to a four-year research plan agreed upon by the parties. Over the term of the research plan, we originally expected to receive annual payments of $5 million to $7 million from AstraZeneca, which was to approximate the research and development costs we incurred under the plan. Subject to the successful development of such products and obtaining necessary regulatory approvals, AstraZeneca was obligated to conduct all clinical trials of products arising from the collaboration and to seek approval for their sale and use. AstraZeneca had the exclusive worldwide right to market products covered by the agreement. Until the later of either the expiration of all patents included in the licensed technology or a specified fixed term, we were entitled to a royalty on the worldwide net sales of such products in return for the marketing license granted to AstraZeneca and our obligation to manufacture and supply products. AstraZeneca had the right to terminate the original agreement beginning April 1, 1998. On June 24, 1999, AstraZeneca informed us of the results of their analysis of the double-blind, placebo-controlled trial of a potential ECT product, an encapsulated bovine cell implant for the treatment of severe, chronic pain in cancer patients. AstraZeneca determined that, based on criteria it established, the results from the 85-patient trial did not meet the minimum statistical significance for efficacy established as a basis for continuing worldwide trials for the therapy. AstraZeneca therefore indicated that it did not intend to further develop the bovine cell-containing implant therapy and exercised its right to terminate the agreement. (See also Note 16 --"Research Agreements" to the Accompanying Consolidated Financial Statements.)



    In the third quarter of 1999, we announced restructuring plans for the wind-down of operations relating to our ECT and to focus our resources on the research and development of our platform of proprietary stem cell technologies. We terminated approximately 68 full time employees and, in October 1999, relocated our corporate headquarters to Sunnyvale, California. We recorded $6,047,806 in wind-down expenses including employee separation and relocation costs during 1999.



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



    In July 1999, as a result of our decision to close our Rhode Island Facilities, the Rhode Island Partnership for Science and Technology, or RIPSAT, alleged that we were in default under a June, 1989 Funding Agreement and demanded payment of approximately $2.6 million. While we believed we were not in default under the Funding Agreement, we deemed it best to resolve the dispute without litigation, and on March 3, 2000 entered into a settlement agreement with RIPSAT, the Rhode Island Industrial Recreational Building Authority, or IRBA, and the Rhode Island Industrial Facilities Corporation, or RIIFC. We agreed to pay RIPSAT $1,172,000 in full satisfaction of all of our obligations to them under the Funding Agreement. At the same time, IRBA agreed to return to us the full amount of our debt service reserve, comprising approximately $610,000 of principal and interest relating to the bonds we had with IRBA and RIIFC. The $610,000 debt service reserve was transferred directly to RIPSAT, leaving the remainder of approximately $562,000 to be paid by us. We made this payment in March of 2000.



    Our liquidity and capital resources could have also been affected by a claim by Genentech, Inc., arising out of their collaborative development and licensing agreement with us relating to the development of products for the treatment of Parkinson's disease; however, the claim was resolved with no effect on our resources. On May 21, 1998 Genentech exercised its right to terminate the Parkinson's collaboration and demanded that we redeem certain shares of our redeemable common stock held by Genentech for approximately $3,100,000. Genentech's claim was based on provisions in the agreement requiring us to redeem, at the price of $10.01 per share, the shares representing the difference between the funds invested by Genentech to acquire such stock, and the amount expended by us on the terminated program less an additional $1,000,000. In March 2000, we entered into a Settlement Agreement with Genentech under which Genentech released us from any obligation to redeem any shares of our common stock held by Genentech, without cost to us. Accordingly, the $5.2 million of redeemable common stock shown as a liability in the Company's December 31, 1999 balance sheet was transferred to equity in March, 2000, without any impact on our liquidity and capital resources. We and Genentech also agreed that all collaborations between us were terminated, and that neither of us had any rights to the intellectual property of the other.



    In May 1996, we secured an equipment loan facility with a bank in the amount of $2,000,000. On August 5, 1999 we made a payment of approximately $752,000 of principal and interest to the bank to retire this loan facility rather than seek a waiver by the bank of our violation of a loan covenant requiring us to maintain unrestricted liquidity in an amount equal to or in excess of $10 million.



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



    On April 13, 2000 we sold 1,500 shares of our 6% cumulative convertible preferred stock plus a warrant for 75,000 shares of our common stock to two members of our Board of Directors for $1,500,000, on terms more favorable to us than we were able to obtain from outside investors. The face value of the shares of preferred stock is convertible at the option of the holders into common stock at $3.77 per share. The holders of the preferred stock have liquidation rights equal to their original investment plus accrued but unpaid dividends. The investors would be entitled to make additional investments in our securities on the same terms as those on which we complete offerings of our securities with third parties within 6 months, if any such offerings are completed. They have waived that right with respect to the common stock transactions described below. If offerings totaling at least $6 million are not completed during the 6 months, the investors have the right to acquire up to a total of 1,126 additional shares of convertible preferred stock, the face value of which is convertible at the option of the holders into common stock at $6.33 per share. Any unconverted preferred stock is converted, at the applicable conversion price, on April 13, 2002 in the case of the original stock and two years after the first acquisition of any of the additional 1,126 shares, if any are acquired. The warrants expires on April 13, 2005.



    On August 3, 2000, we completed a $4 million common stock financing transaction with Millennium Partners, LP, or the Fund, an investment fund with more than a billion dollars in assets under management. We received $3 million of the purchase price at the closing and will receive the remaining $1 million upon effectiveness of a registration statement covering the shares purchased by the Fund. The Fund purchased our common stock at $4.33 per share. The Fund may be entitled, pursuant to an adjustable warrant issued in connection with the sale of common stock to the Fund, to receive additional shares of common stock on eight dates beginning six months from the closing and every three months thereafter. The number of additional shares the Fund may be entitled to on each date will be based on the number of shares of common stock the Fund continues to hold on each date and the market price of our common stock over a period prior to each date. We will have the right, under certain circumstances, to cap the number of additional shares by purchasing part of the entitlement from the Fund. The Fund also received a warrant to purchase up to 101,587 shares of common stock at $4.725 per share. This warrant is callable by us at $7.875 per underlying share.



    In addition, the Fund has the option for twelve months to purchase up to $3 million of additional common stock. On August 23, 2000 the Fund exercised $1,000,000 of its option to purchase additional common stock at $5.53 per share. The Fund paid $750,000 of the purchase price in connection with the closing on August 30, 2000, and will pay the remaining $250,000 upon effectiveness of a registration statement covering the shares owned by the Fund. At the closing on August 30, 2000, we issued to the Fund an adjustable warrant similar to the one issued on August 3, 2000. This adjustable warrant was canceled by agreement between us and the Fund on November 1, 2000. The Fund also received a warrant to purchase up to 19,900 shares of common stock at $6.03 per share. This warrant is callable by us at $10.05 per underlying share.



    We have limited liquidity and capital resources and must obtain significant additional capital resources in the future in order to sustain our product development efforts. Substantial additional funds will be required to support our research and development programs, for acquisition of technologies and intellectual property rights, for preclinical and clinical testing of our anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities and for general and administrative expenses. Our ability to obtain additional capital will be substantially dependent on our ability to obtain partnering support for our stem cell technology and, in the near term, on our ability to realize proceeds from the sale, assignment or sublease of our facilities in Rhode Island. Failure to do so will have a material adverse effect on the Company's liquidity and capital resources. Until our operations generate significant revenues from product sales, we must rely on cash reserves and proceeds from equity and debt offerings, proceeds from the transfer or sale of our intellectual property rights, equipment or facilities, government grants and funding from collaborative arrangements, if obtainable, to fund our operations.



    We intend to pursue opportunities to obtain additional financing in the future through equity and debt financings, grants and collaborative research arrangements. The source, timing and availability of any future financing will depend principally upon market conditions, interest rates and, more specifically, on our progress in our exploratory, preclinical and future clinical development programs. Lack of necessary funds may require us to delay, reduce or eliminate some or all of our research and product development programs or to license our potential products or technologies to third parties. Funding may not be available when needed--at all, or on terms acceptable to the Company.



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



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK



    As of the year ended December 31, 1999, the Company did not maintain any investments that were exposed to market risk from changes in interest rates or the fair market value of such investments. Interest rate risk with respect to the Company's short and long-term debt is considered to be immaterial. As of the year ended December 31, 1999, the Company did not maintain any hedge positions.



    Our investment in 126,193 shares of Modex Therapeutics Ltd. Stock was not exposed to market risk as of December 31, 1999, however Modex shares were offered in an IPO on the Swiss Neue Market on June 23, 2000 at a price of 168.00 Swiss francs. At June 30, 2000 our shares were valued at $19,220,165, based on the per share price of $152.31 which we converted from the market price of
247.50 Swiss francs on June 30, 2000. The market price of the Modex stock on October 31, 2000 was 329.50 Swiss francs, which converts to $183.28 using exchange rates on that date, which represents an estimated fair market value of $23,128,598 for our holdings. Our value in this investment is subject to both equity price risk and foreign currency exchange risk. From the date of the Modex IPO to the date hereof, the Modex closing share price has fluctuated from a low of 200.00 Swiss francs on June 23, 2000 to a high of 390.00 Swiss francs on October 6, 2000. If we were to seek to liquidate all or part of our investment in Modex, our proceeds would depend on the share price and foreign currency exchange rates at the time of conversion. Additionally, if we sell a sizable portion of our holdings, we may have to sell these shares at a discount to market price. We are restricted from any sale of our shares in Modex until December 23, 2000.



    The company's sole market risk sensitive instrument is:



                                                             MARKET VALUE        EXPECTED
                                            ASSOCIATED       AT JUNE 30,          FUTURE
    NO. OF SHARES      DESCRIPTION             RISKS             2000           CASH FLOWS
      123,193             Modex          Equity/Foreign      $19,220,165            (1)
                      Therapeutics       Currency
                                         Translation


------------------------


(1) Although the company has not formally adopted a liquidation plan for this investment, liquidation may be necessary to meet operating cash flow requirements. Under the agreement with Modex, the company is restricted from selling its holding through December 23, 2000.

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

                                          ERNST & YOUNG LLP

Providence, Rhode Island
April 14, 2000

                                STEMCELLS, INC.
                       (FORMERLY CYTOTHERAPEUTICS, INC.)


                          CONSOLIDATED BALANCE SHEETS


                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                  1999            1998
                                                              -------------   -------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $   4,760,064   $   7,864,788
  Marketable securities.....................................             --       9,520,939
  Accrued interest receivable...............................         42,212         206,609
  Technology sale receivable................................      3,000,000              --
  Debt service fund.........................................        609,905              --
  Other current assets......................................        558,674         841,674
                                                              -------------   -------------
Total current assets........................................      8,970,855      18,434,010
Property held for sale......................................      3,203,491              --
Property, plant and equipment, net..........................      1,747,885       8,356,009
Other assets, net...........................................      1,858,768       6,075,663
                                                              -------------   -------------
Total assets................................................  $  15,780,999   $  32,865,682
                                                              =============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $     631,315   $     710,622
  Accrued expenses..........................................      2,605,068       1,020,119
  Deferred revenue..........................................             --       2,500,000
  Current maturities of capitalized lease obligations.......        324,167         317,083
  Current maturities of long-term debt......................             --       1,000,000
                                                              -------------   -------------
Total current liabilities...................................      3,560,550       5,547,824
Capitalized lease obligations, less current maturities......      2,937,083       3,261,667
Long-term debt, less current maturities.....................             --         500,000
Deposits....................................................         26,000              --
Deferred Rent...............................................        502,353         222,673
Commitments and contingencies
Redeemable common stock, $.01 par value; 524,337 shares
  issued and outstanding at December 31, 1999 and 1998......      5,248,610       5,248,610
Common stock to be issued...................................             --         187,500
Stockholders' equity:
  Convertible preferred stock, $.01 par value; 1,000,000
    shares authorized; no shares issued and outstanding.....             --              --
  Common stock, $.01 par value; 45,000,000 shares
    authorized; 18,635,565 and 17,800,323 shares issued and
    outstanding at December 31, 1999 and 1998,
    respectively............................................        186,355         178,003
  Additional paid-in capital................................    123,917,758     122,861,606
  Accumulated deficit.......................................   (119,372,710)   (103,664,084)
  Unrealized losses on marketable securities................             --          (5,198)
                                                              -------------   -------------
  Accumulated total comprehensive loss......................   (119,372,710)   (103,669,282)
                                                              -------------   -------------
  Deferred compensation.....................................     (1,225,000)     (1,472,919)
                                                              -------------   -------------
Total stockholders' equity..................................      3,506,403      17,897,408
                                                              -------------   -------------
Total liabilities and stockholders' equity..................  $  15,780,999   $  32,865,682
                                                              =============   =============


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                STEMCELLS, INC.
                       (FORMERLY CYTOTHERAPEUTICS, INC.)


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
                                                      ============   ============   ============


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                STEMCELLS, INC.
                       (FORMERLY CYTOTHERAPEUTICS, INC.)
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE COMMON STOCK AND STOCKHOLDERS'
                               EQUITY (CONTINUED)


                                                REDEEMABLE
                                               COMMON STOCK            COMMON STOCK         ADDITIONAL
                                          ----------------------   ---------------------     PAID-IN       ACCUMULATED
                                          SHARES       AMOUNT        SHARES      AMOUNT      CAPITAL         DEFICIT
                                          ------     -----------   ----------   --------   ------------   -------------
Balances, December 31, 1996.............   815,065   $ 8,158,798   15,614,333   $156,144   $107,649,659   $ (72,922,674)
Issuance of common stock................        --            --      307,548      3,074      1,552,432              --
Issuance of common stock under the stock
  purchase plan.........................        --            --       31,822        319        180,103              --
Deferred compensation recorded in
  connection with the granting of stock
  options...............................        --            --           --         --      1,750,000              --
Common stock issued pursuant to employee
  benefit plan..........................        --            --       25,588        256        169,196              --
Issuance of common stock--StemCells.....        --            --    1,219,381     12,194      7,381,206              --
Redeemable common stock lapses..........  (257,311)   (2,575,688)     257,311      2,573      2,573,115              --
Exercise of stock options...............        --            --       75,237        752        244,427              --
Deferred compensation--amortization and
  cancellations.........................        --            --       (5,000)       (50)       (27,294)             --
Change in unrealized losses on
  marketable securities.................        --            --           --         --             --              --
Change in cumulative translation
  adjustment............................        --            --           --         --             --              --
Net loss................................        --            --           --         --             --     (18,113,580)
Comprehensive loss......................
                                          --------   -----------   ----------   --------   ------------   -------------
Balances, December 31, 1997.............   557,754   $ 5,583,110   17,526,220   $175,262   $121,472,844   $ (91,036,254)

                                              OTHER COMPREHENSIVE
                                                    INCOME
                                          ---------------------------
                                           UNREALIZED
                                              GAINS
                                            (LOSSES)      CUMULATIVE                        TOTAL
                                          ON MARKETABLE   TRANSLATION     DEFERRED      STOCKHOLDERS'
                                           SECURITIES     ADJUSTMENTS   COMPENSATION       EQUITY
                                          -------------   -----------   -------------   -------------
Balances, December 31, 1996.............    $ 14,760       $(60,416)     $   (90,118)   $ 34,747,355
Issuance of common stock................          --             --               --       1,555,506
Issuance of common stock under the stock
  purchase plan.........................          --             --               --         180,422
Deferred compensation recorded in
  connection with the granting of stock
  options...............................          --             --       (1,750,000)             --
Common stock issued pursuant to employee
  benefit plan..........................          --             --               --         169,452
Issuance of common stock--StemCells.....          --             --               --       7,393,400
Redeemable common stock lapses..........          --             --               --       2,575,688
Exercise of stock options...............          --             --               --         245,179
Deferred compensation--amortization and
  cancellations.........................          --             --          137,298         109,954
Change in unrealized losses on
  marketable securities.................     (23,637)            --               --         (23,637)
Change in cumulative translation
  adjustment............................          --         60,416               --          60,416
Net loss................................          --             --               --     (18,113,580)
                                                                                        ------------
Comprehensive loss......................                                                 (18,076,081)
                                            --------       --------      -----------    ------------
Balances, December 31, 1997.............    $ (8,877)            --      $(1,702,820)   $ 28,900,155

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                STEMCELLS, INC.
                       (FORMERLY CYTOTHERAPEUTICS, INC.)
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE COMMON STOCK AND STOCKHOLDERS'
                               EQUITY (CONTINUED)

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
                                     ========   ===========   ==========   ========   ============   =============     ========


                                                         TOTAL
                                       DEFERRED      STOCKHOLDERS'
                                     COMPENSATION       EQUITY
                                     -------------   -------------
Issuance of common stock...........            --              --
Issuance of common stock under the
  stock purchase plan..............                  $     84,058
Deferred compensation recorded in
  connection with the granting of
  stock options....................            --              --
Common stock issued pursuant to
  employee benefit plan............            --         143,873
Issuance of common
  stock--StemCells.................            --         506,600
Redeemable common stock lapses.....            --         334,500
Exercise of stock options..........            --           1,364
Deferred compensation--amortization
  and cancellations................       229,901         551,009
Change in unrealized losses on
  marketable securities............            --           3,679
Net loss...........................            --     (12,627,830)
                                                     ------------
Comprehensive loss.................                   (12,624,151)
                                      -----------    ------------
Balances, December 31, 1998........   $(1,472,919)   $ 17,897,408
                                      ===========    ============

                                STEMCELLS, INC.
                       (FORMERLY, CYTOTHERAPEUTICS, INC.)
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE COMMON STOCK AND STOCKHOLDERS'
                               EQUITY (CONTINUED)


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
                                     ========   ===========   ==========   ========   ============   =============     ========


                                                         TOTAL
                                       DEFERRED      STOCKHOLDERS'
                                     COMPENSATION       EQUITY
                                     -------------   -------------
Issuance of common stock...........            --    $    320,183
Issuance of common stock under the
  stock purchase plan..............        42,193
Deferred compensation recorded in
  connection with the granting of
  stock options....................            --              --
Common stock issued pursuant to
  employee benefit plan............            --         103,410
Issuance of common
  stock--StemCells.................
Redeemable common stock lapses.....
Exercise of stock options..........            --         518,442
Deferred compensation--amortization
  and cancellations................       247,919         328,195
Change in unrealized losses on
  marketable securities............            --           5,198
Net loss...........................            --     (15,708,626)
                                                     ------------
Comprehensive loss.................                   (15,703,428)
                                      -----------    ------------
Balances, December 31, 1999........   $(1,225,000)   $  3,506,403
                                      ===========    ============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                STEMCELLS, INC.
                       (FORMERLY CYTOTHERAPEUTICS, INC.)


                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------
                                                                  1999           1998           1997
                                                              ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $(15,708,626)  $(12,627,830)  $(18,113,580)
  Adjustments to reconcile net loss to net cash used for
    operating activities:
  Depreciation and amortization.............................     1,717,975      2,244,146      1,968,234
  Acquired research and development.........................            --        551,009      8,343,684
  Amortization of deferred compensation.....................       328,195             --        109,954
  Fair market adjustment for property held for sale.........       300,000             --             --
  Other non-cash charges....................................       320,183        410,173        105,931
  Gain on investment........................................            --             --     (3,386,808)
  Loss on sale of fixed assets..............................     1,117,286             --        413,856
  Loss on sale of intangibles...............................       440,486
  Changes in operating assets and liabilities:
    Accrued interest receivable.............................       164,397        346,577        100,004
    Other current assets....................................       283,000       (265,665)      (232,604)
    Accounts payable and accrued expenses...................     1,344,142     (2,378,613)    (1,233,501)
    Deferred rent...........................................       279,680             --             --
    Deferred revenue........................................    (2,500,000)     2,483,856     (1,842,948)
                                                              ------------   ------------   ------------
Net cash used in operating activities.......................   (11,913,282)    (9,236,347)   (13,767,778)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of Modex, net of cash disposed...........            --             --      2,958,199
Purchases of marketable securities..........................    (4,397,676)   (18,982,387)   (14,182,521)
Proceeds from sales of marketable securities................    13,923,813     22,573,625     23,736,242
Purchases of property, plant and equipment..................      (192,747)    (2,153,525)    (7,710,126)
Proceeds on sale of fixed assets............................       746,448             --      8,003,926
Purchase of other investment................................            --             --       (250,000)
Acquisition of other assets.................................      (558,311)      (400,219)    (1,599,418)
Disposal of other assets....................................       440,486             --             --
Acquisition of StemCells assets.............................            --             --       (640,490)
Advance to Cognetix.........................................            --             --       (250,000)
Repayment from Cognetix.....................................            --             --        250,000
                                                              ------------   ------------   ------------
Net cash provided by investing activities...................     9,962,013      1,037,494     10,315,812
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of redeemable common stock...........            --             --             --
Proceeds from issuance of common stock......................       145,603        227,931      1,905,380
Proceeds from the exercise of stock options and warrants....       518,442          1,364        245,179
Proceeds from debt financings...............................            --      1,259,300             --
Repayments of debt and lease obligations....................    (1,817,500)    (1,366,655)    (2,496,849)
                                                              ------------   ------------   ------------
Net cash provided by (used in) financing activities.........    (1,153,455)       121,940       (346,290)
Effect of exchange rate changes on cash and cash
  equivalents...............................................            --             --       (181,627)
                                                              ------------   ------------   ------------
Decrease in cash and cash equivalents.......................    (3,104,724)    (8,076,913)    (3,979,883)
Cash and cash equivalents, January 1........................     7,864,788     15,941,701     19,921,584
                                                              ------------   ------------   ------------
Cash and cash equivalents, December 31......................  $  4,760,064   $  7,864,788   $ 15,941,701
                                                              ============   ============   ============
Supplemental disclosure of cash flow information:
  Interest paid.............................................  $    335,203   $    444,047   $    436,461



    Non-cash transaction:



    In December 1999, the Company sold intellectual property related to its encapsulated cell technology. In association with the transaction, the Company recorded a receivable of $3,000,000 and reduced intangible assets.


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                STEMCELLS, INC.
                       (FORMERLY CYTOTHERAPEUTICS, INC.)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999


1. NATURE OF BUSINESS



    StemCells, Inc. (formerly CytoTherapeutics, Inc.) (the "Company") is a biopharmaceutical company engaged in the development of novel stem cell therapies designed to treat human diseases and disorders.



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



CASH EQUIVALENTS AND MARKETABLE SECURITIES



    Cash equivalents include funds held in investments with original maturities of three months or less when purchased. The Company's policy regarding selection of investments, pending their use, is to ensure safety, liquidity, and capital reservation while obtaining a reasonable rate of return. Marketable securities consist of investments in agencies of the U.S. government, investment grade corporate notes and money market funds. The fair values for marketable securities are based on quoted market prices.



    The Company determines the appropriate classification of cash equivalents and marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company classifies such holdings as available-for-sale securities, which are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity.



PROPERTY HELD FOR SALE



    As a result of the Company's decision to exit the encapsulated cell technology and relocate its corporate headquarters to Sunnyvale, CA, certain property considered by management to no longer be necessary has been made available for sale or lease. The aggregate carrying value of such property has been reviewed by management, subject to appraisal and adjusted downward to estimated market value.



PROPERTY, PLANT AND EQUIPMENT



    Property, plant and equipment, including that held under capitalized lease obligations, is stated at cost and depreciated using the straight-line method over the estimated life of the respective asset, as follows:



Buildings and improvements..................................  3-15 years
Machinery and equipment.....................................  3-10 years
Furniture and fixtures......................................  3-10 years

                                STEMCELLS, INC.
                       (FORMERLY CYTOTHERAPEUTICS, INC.)


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1999


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


PATENT COSTS



    The Company capitalizes certain patent costs related to patent applications. Accumulated costs are amortized over the estimated economic life of the patents, not to exceed 17 years, using the straight-line method, commencing at the time the patent is issued. Costs related to patent applications are written off to expense at the time such patents are deemed to have no continuing value. At December 31, 1999 and 1998, total costs capitalized were $718,000 and $4,285,000 and the related accumulated amortization were $9,000 and $347,000, respectively. Patent expense totaled $539,000, $3,000, and $365,000 in 1999, 1998 and 1997,
respectively.



    In December 1999, the Company sold its Encapsulated Cell Technology ("ECT") to Neurotech, S.A. for an initial payment of $3,000,000, royalties on future product sales, and a portion of certain Neurotech revenues from third parties, in return for the assignment to Neurotech of intellectual property assets relating to ECT. In addition, the Company retained certain non-exclusive rights to use ECT in combination with its proprietary stem cell technology and in the field of vaccines for prevention and treatment of infectious diseases. The patent portfolio that was sold had a net book value of $3,180,000. The loss on this transaction and expenses related to the write-down of ECT are included in wind-down expenses on the Company's Consolidated Statement of Operations.



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



    For certain non-qualified stock options granted to non-employees, the Company accounts for these grants in accordance with FAS No. 123--ACCOUNTING FOR STOCK-BASED COMPENSATION AND EITF96-18--ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES, and accordingly, recognizes as consulting expenses the estimated fair value of such options as calculated using the Black-Scholes valuation model. Fair value is determined using methodologies allowable by FAS No. 123. The cost is amortized over the vesting period of each option or the recipient's contractual arrangement, if shorter.



INCOME TAXES



    The liability method is used to account for income taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities, as well as net operating loss carry forwards, and are measured using the enacted tax rates and rates under laws that are expected to be in effect when the differences reverse. Deferred tax assets may be reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization.



REVENUE FROM COLLABORATIVE AGREEMENTS



    Revenues from collaborative agreements are recognized as earned upon either the incurring of reimbursable expenses directly related to the particular research plan or the achievement of certain

                                STEMCELLS, INC.
                       (FORMERLY CYTOTHERAPEUTICS, INC.)


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1999


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


development milestones as defined within the terms of the collaborative agreement. Payments received in advance of research performed are designated as deferred revenue. Recorded revenues are not refundable in the event research efforts are considered unsuccessful.



RESEARCH AND DEVELOPMENT COSTS



    The company expenses all research and development costs as incurred.



NET LOSS PER SHARE



    Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded, as their effect is antidilutive.



RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS



    The Securities Exchange Commission's recently issued Staff Accounting Bulletin No. 101 provides guidance on revenue recognition that may impact the Company's future reporting relative to recognizing revenues received from collaborative and similar agreements. The Company does not expect this guidance to result in significant changes to its existing revenue recognition policy, subject to the specific terms of each individual collaborative agreement.



3. SALE OF 6% CUMULATIVE CONVERTIBLE PREFERRED STOCK



    On April 13, 2000, the Company completed arrangements to sell 1,500 shares of 6% cumulative convertible preferred stock plus a warrant for 75,000 shares of the Company's common stock to two members of its Board of Directors for $1,500,000, on terms more favorable to the Company than it was then able to obtain from outside investors. The shares are convertible at the option of the holders into common stock at $3.77 per share (based on the face value of the preferred shares). The conversion price may be below the trading market price of the stock at the time of conversion. The Company has valued the beneficial conversion feature using the intrinsic value method reflecting the April 13, 2000 commitment date and the most beneficial per share discount available to the preferred shareholders. Such value was $265,000 and will be treated as a deemed dividend as of the commitment date. The holders of the preferred stock have liquidation rights equal to their original investment plus accrued but unpaid dividends. The investors would be entitled to make additional investments in the Company on the same terms as those on which the Company completes offerings of its securities with third parties within 6 months, if any such offerings are completed. If offerings totaling at least $6 million are not completed during the 6 months, the investors have the right to acquire up to 1,126 additional shares of convertible preferred stock at $6.33 per share. Any unconverted preferred stock is converted (based on the face value of the preferred shares), at the applicable conversion price, on April 13, 2002 in the case of the original stock and two years after the first acquisition of any of the additional 1,126 shares, if any are acquired. The warrant expires on April 13, 2005.

                                STEMCELLS, INC.
                       (FORMERLY CYTOTHERAPEUTICS, INC.)


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1999


4.WIND-DOWN OF ENCAPSULATED CELL TECHNOLOGY RESEARCH AND DEVELOPMENT PROGRAM



    Until mid-1999, the Company engaged in research and development in encapsulated cell therapy technology, including a pain control program funded by AstraZeneca Group plc. The results from the 85-patient double-blind, placebo-controlled trial of our encapsulated bovine cell implant for the treatment of severe, chronic pain in cancer patients did not, however, meet the criteria AstraZeneca had established for continuing trials for the therapy, and in June 1999 AstraZeneca terminated the collaboration, as allowed under the terms of the original collaborative agreement signed in 1995.



    As a result of termination, management determined in July 1999 to restructure its research operations to abandon all further encapsulated cell technology research and concentrate its resources on the research and development of its proprietary platform of stem cell technologies.



    The Company wound down its research and manufacturing operations in Lincoln, Rhode Island, and relocated its remaining research and development activities, and its corporate headquarters, to the facilities of its wholly owned subsidiary, StemCells California, Inc., in Sunnyvale, California, in
October 1999. The Company terminated legal, professional and consulting contractual arrangements in support of ECT research. The Company had used these legal, professional and consulting contractual arrangements to meet regulatory requirements in support of its research work, to support contractual arrangements with clinical sites, to provide assistance at clinical sites in administering therapy and documenting activities, and to assist in compliance with FDA and other regulations regarding its clinical trials. ECT related patent law work was also terminated. The Company also engaged professional consultants in connection with the determination to exit its ECT activities and restructure is operations, which concluded with the exit from ECT activities and relocation of its corporate headquarters to California. The Company reduced its workforce by approximately 58 employees who had been focused on ECT programs and 10 administrative employees. As a result, the Company sold excess furniture and equipment in December 1999 and is seeking to sublease the science and administrative facility and to sell the pilot manufacturing facility.



    Wind-down expenses totaled approximately $6,048,000 for the year ended December 31, 1999; no such expenses were incurred in 1998 and 1997. These expenses relate to the wind-down of the Company's encapsulated cell technology research and development program and the Company's other Rhode Island operations, and the transfer of the Company's corporate headquarters to Sunnyvale, California.

                                STEMCELLS, INC.
                       (FORMERLY CYTOTHERAPEUTICS, INC.)


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1999


4.WIND-DOWN OF ENCAPSULATED CELL TECHNOLOGY RESEARCH AND DEVELOPMENT PROGRAM
  (CONTINUED)


    A description of these expenses, including the amounts and periods of recognition, are as follows:



                                                                                            TOTAL
                                                         THIRD QUARTER   FOURTH QUARTER   WIND-DOWN
                                                             1999             1999         EXPENSE
                                                         -------------   --------------   ----------
Employee severance costs...............................    $1,554,000      $       --     $1,554,000
Impairment losses(1):
  Fixed assets.........................................       800,000              --        800,000
  ECT patents..........................................       260,000              --        260,000
                                                           ----------      ----------     ----------
                                                            1,060,000              --      1,060,000
Rhode Island facilities carrying costs(2):
  Corporate headquarters...............................       702,000              --        702,000
  Pilot manufacturing plant............................       562,000              --        562,000
                                                           ----------      ----------     ----------
                                                            1,264,000              --      1,264,000
Employee outplacement..................................       200,000              --        200,000
RIPSAT settlement(3)...................................            --       1,172,000      1,172,000
Loss on sale of assets(4):
  Fixed assets.........................................            --         318,000        318,000
  ECT patents..........................................            --         180,000        180,000
                                                           ----------      ----------     ----------
                                                                   --         498,000        498,000
Write-down of pilot plant(5)...........................            --         300,000        300,000
                                                           ----------      ----------     ----------
                                                           $4,078,000      $1,970,000     $6,048,000
                                                           ==========      ==========     ==========


------------------------


(1) Management's estimate of the fixed asset impairment was derived from communications with an outside auction house. The patent impairment loss was based on preliminary negotiations with parties interested in acquiring the patents.



(2) Facilities carrying costs include the operating lease payments, utilities, property taxes, insurance, maintenance, interest and other non-employee related expenses necessary to maintaining these facilities through the expected date of disposition (June 30, 2000).



(3) The Company originally received funding from the Rhode Island Partnership for Science and Technology (RIPSAT) for purposes of conducting ECT activities conditioned upon maintaining the operating within the state. RIPSAT claimed that the Company's decision to exit ECT activities and close the Rhode Island operation was in violation of the funding arrangement and that the Company was obligated to return a portion of the funding proceeds. Although the Company disputed these claims, during the fourth quarter of 1999, management determined it was in the best interest of the company to settle the issue.



(4) The Company held an auction to sell all ECT fixed assets. Proceeds from that sale resulted in a loss, which was related to machinery and equipment ($292,000), and furniture and fixtures ($26,000).

                                STEMCELLS, INC.
                       (FORMERLY CYTOTHERAPEUTICS, INC.)


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1999


4.WIND-DOWN OF ENCAPSULATED CELL TECHNOLOGY RESEARCH AND DEVELOPMENT PROGRAM
  (CONTINUED)


(5) The write-down of the pilot plant was based on an independent property appraisal, which was not available during the third quarter, when the Company reached a decision to exit ECT activities and relocate the corporate headquarters.



    At December 31, 1999, the Company's $1.6 million wind-down reserve included approximately $1.2 million for the RIPSAT settlement and approximately
$0.4 million for Rhode Island facility costs.



    Property held for sale at December 31, 1999, consisted of $3.2 million relating to the Company's pilot plant facility located in Lincoln, Rhode Island. The Company suspended depreciation of these assets totalling approximately $140,000 for the quarter ended December 31, 1999. The balance reflected the $300,000 write-down included as part of the additional wind-down expenses recognized during the fourth quarter, in accordance with Financial Accounting Standards Board Statement 121, which requires that long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying value of the asset may not be recoverable. There were no such assets at December 31, 1998.



5. STEMCELLS CALIFORNIA, INC.



    In September 1997, a merger of a wholly owned subsidiary of the company and StemCells California, Inc. was completed in the form of a purchase. Through the merger, the Company acquired StemCells California, Inc. for a purchase price totaling approximately $9,475,000, consisting of 1,320,691 shares of the Company's common stock, valued at $6,600,000 and options and warrants for the purchase of 259,296 common shares at nominal consideration, valued at $1,300,000, the assumption of certain liabilities of $934,000 and transaction costs of $641,000. Options and warrants were valued utilizing the intrinsic method, and the resultant value approximated the value determined using the Black-Scholes method. The purchase price was allocated, based upon an asset valuation study using income approach methods, to license agreements valued at $1,131,000 to be amortized over three years and acquired research and development of $8,344,000, which was expensed. The acquired research and development had not reached scientific feasibility and had no alternative future uses. As part of the acquisition of StemCells, Richard M. Rose, M.D., became President, Chief Executive Officer and director of the Company and Dr. Irving Weissman became a director of the Company.



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



    To attract and retain Drs. Rose, Weissman, Gage and Anderson, and to expedite the progress of the Company's stem cell program, the Company awarded these individuals options to acquire a total of approximately 1.6 million shares of the Company's common stock, at an exercise price of $5.25 per share, the quoted market price at the grant date. Under the original grants, approximately 100,000 of these options were exercisable immediately on the date of grant, 1,031,000 of these options would vest and become exercisable only upon the achievement of specified milestones related to the Company's stem cell development program and the remaining 469,000 options would vest over eight years. The expense associated with the grants that vested immediately was considered non-employee compensation and was

                                STEMCELLS, INC.
                       (FORMERLY CYTOTHERAPEUTICS, INC.)


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1999


5. STEMCELLS CALIFORNIA, INC. (CONTINUED)


based on the fair value of the options granted. The expense was considered immaterial. In connection with the 469,000 options issued to a non-employee, Dr. Anderson, the Company recorded deferred compensation of $1,750,000, the fair value of such options at the date of grant, which will be amortized over an eight-year period. The fair value was determined using the Black-Scholes method with the following inputs: volatility .594, expected life 8 years, dividend yield 0.0%, risk free rate 5.98%. If the milestones specified relating to the 1,031,000 option granted to non-employees, Drs. Weissman and Gage, are achieved, at that time the company will record compensation expense for the fair market value of such options determined using the Black-Scholes method. The company has also designated a pool of 400,000 options to be granted to persons in a position to make a significant contribution to the success of the stem cell program.



    Stem cell research is conducted pursuant to the provisions of an agreement between the company and Drs. Weissman and Gage providing for a two-year research plan. If the goals of the research plan are accomplished, the Company has agreed to fund continuing stem cell research. Increases in stem cells research funding of not more than 25% a year will be funded by the Company as long as the goals of the research plan are being met. However, the Company will retain the option of (i) ceasing or reducing brain stem cell research even if all research plan goals are met, but will be required to accelerate the vesting of all still-achievable performance based stock options, and (ii) ceasing or reducing non-brain stem cell research even if all plan goals are being met by affording the scientific research founders the opportunity to continue development of the non-brain stem cell research by licensing the technology related to such research to the founders in exchange for a payment to the Company equal to all prior Company funding for such research, plus royalty payments.



6. MODEX



    In October 1997, the Company completed a series of transactions, which resulted in the establishment of its previously 50%-owned Swiss subsidiary, Modex Therapeutics, Ltd. (Modex), as an independent company. In the transactions, the Company reduced its ownership interest from 50% to approximately 25% in exchange for $4 million cash and elimination of its prior contingent obligation to contribute an additional Sfr 2.4 million (approximately $1.7 million) to Modex in July 1998. In the transactions, all of the put and call arrangements between the Company and other stockholders of Modex were eliminated and the Company forgave $463,000 due from Modex to the Company. The Company recorded a gain on the transactions of $3,387,000.



    In April 1998, Modex completed an additional equity offering, in which the Company did not participate. This resulted in a reduction in the Company's ownership to less than 20% ownership; therefore, the Company accounted for this investment under the cost method at December 31, 1999.



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

                                STEMCELLS, INC.
                       (FORMERLY CYTOTHERAPEUTICS, INC.)


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1999


7. MARKETABLE SECURITIES


    During 1999, the Company sold all of its remaining marketable equitable securities. At December 31, 1999, all of the Company's available funds were held in cash and cash equivalents. The following is a summary of available-for-sale securities held at December 31, 1998:


                                                                  DECEMBER 31, 1998
                                                 ---------------------------------------------------
                                                                 GROSS        GROSS
                                                               UNREALIZED   UNREALIZED    ESTIMATED
                                                    COST         GAINS        LOSSES     FAIR VALUE
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
                                                                                         ===========


8. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of the following:


                                                            DECEMBER 31,
                                                       -----------------------
                                                          1999         1998
                                                       ----------   ----------
Building and improvements............................  $  665,890   $5,665,077
Machinery and equipment..............................   1,691,096    9,887,251
Furniture and fixtures...............................     219,260      869,831
                                                       ----------   ----------
                                                        2,576,286   16,422,159
Less accumulated depreciation and amortization.......     828,401    8,066,150
                                                       ----------   ----------
                                                       $1,747,885   $8,356,009
                                                       ==========   ==========


    Depreciation and amortization expense was $1,436,000, $1,720,000, and $1,778,000 for the years ending December 31, 1999, 1998 and 1997, respectively.


    As part of the Company's restructuring of its operations, sale of its encapsulated cell technology ("ECT"), and relocation of its corporate headquarters to Sunnyvale, California, the Company identified fixed assets associated with the ECT or otherwise no longer needed. In December of 1999, the Company disposed of these excess fixed assets, realizing proceeds of approximately $746,000. At the time of the sale, these assets had a net book value of approximately $1,063,000 after a third quarter write-down of $800,000, which was based on management's estimate of expected sale proceeds. The third quarter write-down and actual fourth quarter loss were included as wind-down expenses.



    Certain property, plant and equipment have been acquired under capitalized lease obligations. These assets totaled $5,827,000 and $6,587,000, at December 31, 1999 and 1998, respectively, with related accumulated amortization of $2,747,000 and $2,860,000 at December 31, 1999 and 1998, respectively. As a

                                STEMCELLS, INC.
                       (FORMERLY CYTOTHERAPEUTICS, INC.)


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1999

8. PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

result of the Company's decision to exit ECT and relocate to Sunnyvale, CA, this property has been classified as held for sale at December 31, 1999.


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
                                                       ==========   ==========


    The decrease in patents from 1999 to 1998 was primarily due to management's decision to exit encapsulated cell technology and dispose of the related intellectual property. Management reached this decision during the third quarter of 1999, and established a reserve that included $260,000 directly related to the write-down of encapsulated cell technology patents. During the fourth quarter, management established an additional reserve that included a $180,000 loss associated with the sale of encapsulated cell technology patents worth $3,180,000.


    At December 31, 1999 and 1998, accumulated amortization was $857,000 and $818,000, respectively, for patents and license agreements.

10. ACCRUED EXPENSES

    Accrued expenses are as follows:


                                                            DECEMBER 31,
                                                       -----------------------
                                                          1999         1998
                                                       ----------   ----------
Wind-down expenses...................................  $1,634,522   $       --
External services....................................      97,439      412,253
Employee compensation................................     306,342      262,679
Collaborative research...............................     222,140      196,505
Other................................................     344,625      148,682
                                                       ----------   ----------
                                                       $2,905,068   $1,020,119
                                                       ==========   ==========



    The reserve for wind-down expenses included approximately $1,172,000 relating to the RIPSAT settlement (Notes 4 and 11) and approximately $463,000 for the estimated six months of lease payments and operating costs for the Rhode Island Facilities through an expected disposal date of June 30, 2000.

                                STEMCELLS, INC.
                       (FORMERLY CYTOTHERAPEUTICS, INC.)


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1999

11. LEASES


    The Company has undertaken direct financing transactions with the State of Rhode Island and received proceeds from the issuance of industrial revenue bonds totaling $5,000,000 to finance the construction of its pilot manufacturing facility. The related leases are structured such that lease payments will fully fund all semiannual interest payments and annual principal payments through maturity in August 2014. Fixed interest rates vary with the respective bonds' maturities, ranging from 5.1% to 9.5%. The bonds contain certain restrictive covenants which limit, among other things, the payment of cash dividends and the sale of the related assets. In addition, the Company was required to maintain a debt service reserve until December 1999. On March 3, 2000 the Company entered into a settlement agreement with RIPSAT, the Rhode Island Industrial Recreational Building Authority ("IRBA") and the Rhode Island Industrial Facilities Corporation ("RIIFC"). The Company agreed to pay RIPSAT $1,172,000 in full satisfaction of all obligations of the Company to RIPSAT under the Funding Agreement dated as of June 22, 1989. On execution and delivery of this Agreement, IRBA agreed to return to the Company the full amount of the Company's debt service reserve ("Reserve Funds"), approximately $610,000 of principal and interest, relating to the bonds the Company has with IRBA and RIIFC. Such amount has been classified as debt service funds in current assets of the consolidated balance sheet. In order to avoid the loss of interest on the Reserve Funds due to early termination of certain investments, the parties agreed that the Company would render a net payment to RIPSAT in the amount of approximately $562,000.


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
                                                              ==========

                                STEMCELLS, INC.
                       (FORMERLY CYTOTHERAPEUTICS, INC.)


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1999

11. LEASES (CONTINUED)
    Rent expense for the years ended December 31, 1999, 1998 and 1997, was $947,000, $1,052,000 and $499,000, respectively.

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
                                                       ==========   ==========

13. REDEEMABLE COMMON STOCK


    In November 1996, the Company signed certain collaborative development and licensing agreements with Genentech, Inc, including one under which Genentech purchased 829,171 shares of redeemable common stock for $8.3 million to fund development of products to treat Parkinson's disease. The Agreement also provided that Genentech had the right, at its discretion, to terminate the Parkinson's program at specified milestones in the program, and that if the program were terminated, Genentech had the right to require the Company to repurchase from Genentech the shares of the Company's common stock having a value equal to the amount by which the $8.3 million exceeded the expenses incurred by the Company in connection with such program by more than $1 million, based upon the share price paid by Genentech. Accordingly, the common stock is classified as redeemable common stock until such time as the related funds are expended. At December 31, 1998, $3,051,000 had been spent on the collaboration with Genentech and, accordingly, the Company has reclassified those common shares and related value to stockholders' equity. On May 21, 1998, Genentech exercised its right to terminate the collaboration and negotiations ensued with respect to the amount of redeemable common stock to be redeemed in accordance with the agreement and the method of such redemption. In March 2000, the Company reached a settlement of this matter with Genentech. Under the settlement agreement, Genentech released the Company from any obligation to redeem any shares of the Company's Common Stock held by Genentech. Accordingly, the Company will reclassify the amount currently recorded as Redeemable Common Stock ($5,248,000) to Stockholders' Equity in March 2000. The Company and Genentech also agreed that all of the agreements between them were terminated and that neither had any claim to the intellectual property of the other.

                                STEMCELLS, INC.
                       (FORMERLY CYTOTHERAPEUTICS, INC.)


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1999

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
                                =========        =====       ==========        =====       =========        =====


    On July 10, 1998, the Company re-priced 751,018 outstanding stock options. No compensation expense was recorded since the re-priced options carried an exercise price equal to the market price of the Company's common stock on the date of the re-pricing.



    In addition to the options noted above, in conjunction with the StemCells California merger, StemCells California options originally issued under a prior StemCells California options plan were exchanged for options to purchase 250,344 shares of the Company's common stock at $.01 per share; 75,384 of these options are exercisable at December 31, 1997, 96,750 of these options vest and become exercisable only upon achievement of specified milestones, and the remaining 78,210 options vest over three years from the date of grant. The value of such options utilizing the intrinsic method, which approximated the value determined using the Black-Scholes method, was accounted for as part of the StemCells California acquisition price. Additionally, the Company adopted the 1997 CytoTherapeutics, Inc. StemCells California Research Stock Option Plan (the StemCells California Research Plan)

                                STEMCELLS, INC.
                       (FORMERLY CYTOTHERAPEUTICS, INC.)


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1999

15. STOCKHOLDERS' EQUITY (CONTINUED)

whereby an additional 2,000,000 shares of Common Stock have been reserved. During 1997, the Company awarded options under the StemCells Research Plan to purchase 1.6 million shares of the Company's common stock to the Chief Executive Officer and scientific founders of StemCells at an exercise price of $5.25 per share. Under the original grants, approximately 100,000 of these options were exercisable immediately on the date of grant, 1,031,000 of these options would vest and become exercisable only upon achievement of specified milestones and the remaining 469,000 options would vest over eight years. Options granted to Dr. Rose, in his capacity as Chief Executive Officer, were valued using the intrinsic value method, in accordance with the provisions of APB 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Options granted to non-employees Drs. Weissman, Gage and Anderson were accounted for using the fair value method in accordance with the provisions of Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION.


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

    The weighted average fair value per share of options granted during 1999, 1998 and 1997 was $.88, $.82 and $3.40, respectively. The fair value of options and shares issued pursuant to the stock purchase

                                STEMCELLS, INC.
                       (FORMERLY CYTOTHERAPEUTICS, INC.)


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1999

15. STOCKHOLDERS' EQUITY (CONTINUED)
plan at the date of grant were estimated using the Black-Scholes model with the following weighted average assumptions:

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

STOCK WARRANTS


    In conjunction with StemCells California merger, the Company exchanged StemCells California warrants for warrants to purchase 8,952 shares of Company common stock at $4.71 per share; such warrants were valued using the intrinsic value method which approximated the value determined using the Black-Scholes method, and were accounted for as part of the purchase price. In conjunction with various equipment leasing agreements, the Company had outstanding warrants to purchase 31,545 shares of common stock at prices ranging from $4.00 to $9.00 per share. The warrants expired in October 2000.



    In connection with a public offering of common stock in April 1995, the Company issued warrants to purchase 434,500 shares of common stock at $8 per share. The warrants are nontransferable and expired in April 2000, subject to certain required exercise provisions. In addition to the foregoing rights, the holder of such warrants has the right, in the event the Company issues additional shares of common stock or other securities convertible into common stock, to purchase at the then market price of such common stock, sufficient additional shares of common stock to maintain the warrant holder's percentage ownership of the Company's common stock at 15%. This right, subject to certain conditions and limitations, expires in April 2000.


COMMON STOCK RESERVED

    The Company has reserved 6,461,846 shares of common stock for the exercise of options, warrants and other contingent issuances of common stock.

                                STEMCELLS, INC.
                       (FORMERLY CYTOTHERAPEUTICS, INC.)


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1999

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


    In April 1997, the Company entered into an agreement with Neurospheres, Ltd., which superseded all previous licensing agreements and settled a dispute with Neurospheres. Under the terms of the settlement, the Company has an exclusive royalty bearing license for growth-factor responsive stem cells for transplantation. Neurospheres had an option to acquire co-exclusive rights but did not exercise by the April 1998 deadline. The Company retains exclusive rights for transplantation. The parties have no further research obligations to each other, and the Company is under no obligation to provide additional funding.



    In February 1997, CytoTherapeutics and Cognetix, Inc. entered into a Collaboration and Development Agreement related to the Company's former encapsulated cell technology. As part of the agreement with Cognetix, the Company purchased $250,000 of Cognetix preferred stock and, subject to certain milestones, was obligated to purchase as much as $1,500,000 of additional Cognetix stock over the next year. In July 1997, the Company loaned $250,000 to Cognetix which was repaid with interest in October 1997. In October 1998, the Company sold the $250,000 of preferred stock back to Cognetix for $298,914. The Company is under no obligation to provide additional funding under the agreement.



    In 1996, the Company signed certain collaborative development and licensing agreements with Genentech, Inc. Under the terms of one of those agreements, Genentech purchased 829,171 shares of redeemable common stock for $8.3 million to fund development of products to treat Parkinson's disease. Genentech had the right, at its discretion, to terminate the Parkinson's program at specified milestones in the program. The Agreement also provided that if the Parkinson's program were terminated and the funds of the Company received from the sale of stock to Genentech pursuant to the Parkinson's agreement exceeded the expenses incurred by the Company in connection with such program by more than $1 million, Genentech had the right to require the Company to repurchase from Genentech shares of the Company's common stock having a value equal to the over funding, based upon the share price paid by Genentech. As such, the common stock purchased by Genentech has been classified as redeemable common stock until the funds are expended on the program. On May 21, 1998, Genentech exercised its right to terminate the collaboration and negotiations ensued with respect to the amount of redeemable common stock to be redeemed in accordance with the agreement and the method of such redemption. In March 2000 the Company announced the settlement of this matter with Genentech and at that time the redeemable common stock was reclassified to common stock. The Company is under no obligation to provide additional funding to Genentech, Inc.



    In March 1995, the Company signed a collaborative research and development agreement with AstraZeneca for the development and marketing of certain encapsulated-cell products to treat pain.

                                STEMCELLS, INC.
                       (FORMERLY CYTOTHERAPEUTICS, INC.)


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1999

16. RESEARCH AGREEMENTS (CONTINUED)

AstraZeneca made an initial, nonrefundable payment of $5,000,000, included in revenue from collaborative agreements in 1995, a milestone payment of $3,000,000 in 1997 and was to remit up to an additional $13,000,000 subject to achievement of certain development milestones. Under the agreement, the Company was obligated to conduct certain research and development pursuant to a four-year research plan agreed upon by the parties. Over the term of the research plan, the Company originally expected to receive annual payments of $5 million to $7 million from AstraZeneca, which was to approximate the research and development costs incurred by the Company under the plan. Subject to the successful development of such products and obtaining necessary regulatory approvals, AstraZeneca was obligated to conduct all clinical trials of products arising from the collaboration and to seek approval for their sale and use. AstraZeneca had the exclusive worldwide right to market products covered by the agreement. Until the later of either the expiration of all patents included in the licensed technology or a specified fixed term, the Company was entitled to a royalty on the worldwide net sales of such products in return for the marketing license granted to AstraZeneca and the Company's obligation to manufacture and supply products. AstraZeneca had the right to terminate the original agreement beginning April 1, 1998. On June 24, 1999, AstraZeneca informed the Company of the results of AstraZeneca's analysis of the double-blind, placebo-controlled trial of the Company's encapsulated bovine cell implant for the treatment of severe, chronic pain in cancer patients. AstraZeneca determined that, based on criteria it established, the results from the 85-patient trial did not meet the minimum statistical significance for efficacy established as a basis for continuing worldwide trials for the therapy. AstraZeneca therefore indicated that it did not intend to further develop the bovine cell-containing implant therapy and executed its right to terminate the agreement. The Company has no additional funding obligations with AstraZeneca.



    The Company has entered into other collaborative research agreements whereby the Company funds specific research programs. Pursuant to such agreements, the Company is typically granted rights to the related intellectual property or an option to obtain such rights on terms to be agreed, in exchange for research funding and specified royalties on any resulting product revenue. The Company's principal academic collaborations had been with Brown University and Dr. Aebischer and Centre Hospitalier Universitaire Vaudois in Switzerland. However, with the termination of the Company's Encapsulated Cell Technology program and its focusing on the stem cell field, its principal academic collaborations are now with the Scripps Institute and the Oregon Health Science University. Research and development expenses incurred under these collaborations amounted to approximately $868,000, $1,259,000, and $1,326,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The Company has no other significant collaborative research funding obligations.


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

                                STEMCELLS, INC.
                       (FORMERLY CYTOTHERAPEUTICS, INC.)


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1999

17. INCOME TAXES (CONTINUED)
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
       10.72****        1997 StemCells Research Stock Option Plan (the "1997 Plan").
       10.73****        Form of Performance-Based Incentive Option Agreement issued under the 1997 Plan.
        10.74###        Employment Agreement dated as of September 25, 1997 between
                        Dr. Richard M. Rose and the Registrant.
        10.75###        Employment agreement dated as of April 17, 1997, between
                        John S. McBride and the Registrant.
        10.78###        Loan Agreement dated as of May 15, 1996 between Fleet
                        National Bank and the Registrant, together with the related
                        Promissory Note executed by the Registrant, and an
                        amendatory agreement dated as of May 15, 1997.
        10.79[*]        Rights Agreement, dated as of July 27, 1998 between Bank
                        Boston, N.A. as Rights Agent and the Registrant.*
  10.80Section**        Employment Agreement dated as of June 8, 1998 between Philip
                        K. Yachmetz and the Registrant.
  10.81Section**        Consulting Services Agreement dated as of July 27, 1998, as amended December 19, 1998 between Dr. John J. Schwartz and the Registrant.
  10.82Section**        Letter Agreement dated as of December 19, 1998 between
                        John J. Schwartz and the Registrant.
  10.83Section**        License Agreement dated as of October 27, 1998 between The
                        Scripps Research Institute and the Registrant.
  10.84Section**        License Agreement dated as of October 27, 1998 between The
                        Scripps Research Institute and the Registrant.
  10.85Section**        License Agreement dated as of November 20, 1998 between The
                        Scripps Research Institute and the Registrant.
10.87SectionSection**   Purchase Agreement and License Agreement dated as of
                        December 29, 1999 between Neurotech S.A. and the Registrant.
         10.88**        License Agreement dated as of June 1999 between The Scripps
                        Research Institute and the Registrant.
         10.89**        License Agreement dated as of June 1999 between The Scripps
                        Research Institute and the Registrant.
           10.90        Employment Agreement dated as of June 8, 1998, as amended
                        and restated as of June 8, 1999, between Philip K. Yachmetz and the Registrant.
           10.91        Letter Agreement dated as of July 1, 1999 between John J.
                        Schwartz and the Registrant.
           10.92        Severance Agreement dated as of April 2, 1999 between John
                        McBride and the Registrant.
           10.93        Severance Agreement dated as of August 30, 1999 between
                        Moses Goddard, M.D. and the Registrant.
           10.95        Employment Agreement dated as of November 17, 1999 between
                        George W. Dunbar Jr. and the Registrant.
           10.96        Agreement dated as of November 17, 1999 between iCEO, LLC
                        and the Registrant.
              21        Subsidiaries of the Registrant.
            23.1        Consent of Ernst & Young LLP, Independent Auditors.
              27        Financial Data Schedule for fiscal year ended December 31,
                        1999.
              99        Cautionary Factors Relevant to Forward-Looking Information.

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


                                                       STEMCELLS, INC.

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



Dated: December 5, 2000


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                      SIGNATURE                                 CAPACITY                    DATE
                      ---------                                 --------                    ----
                                                       Acting President And Chief
              /s/ GEORGE W. DUNBAR, JR.                  Executive Officer
     -------------------------------------------         (principal executive         December 5, 2000
                George W. Dunbar, Jr.                    officer)

                                                       Controller and Acting Chief
                  /s/ GEORGE KOSHY                       Financial Officer
     -------------------------------------------         (principal financial         December 5, 2000
                    George Koshy                         officer and principal
                                                         accounting officer)

                  /s/ MARK J. LEVIN                    Director
     -------------------------------------------                                      December 5, 2000
                    Mark J. Levin

              /s/ DONALD KENNEDY, PH.D.                Director
     -------------------------------------------                                      December 5, 2000
                Donald Kennedy, Ph.D.

             /s/ JOHN J. SCHWARTZ, PH.D.               Director, Chairman of the
     -------------------------------------------         Board                        December 5, 2000
               John J. Schwartz, Ph.D.

            /s/ IRVING L. WEISSMAN, M.D.               Director
     -------------------------------------------                                      December 5, 2000
              Irving L. Weissman, M.D.