Form 10-Q/A
period 2000-06-30
STEMCELLS INC
filed 2000-12-05
CIK 883975

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 AMENDMENT NO. 1
                                      TO
                                   FORM 10-Q


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

                                 STEMCELLS, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION                                                             Page Number

Item 1.  Financial Statements                                                                  3

         Condensed Consolidated Balance Sheets (unaudited) June 30, 2000 and                   3
         December 31, 1999

         Condensed Consolidated Statements of Operations (unaudited) Three and                 4
         six months ended June 30, 2000 and 1999

         Condensed Consolidated Statements of Cash Flows (unaudited) Six months                5
         ended June 30, 2000 and1999

         Notes to Condensed Consolidated Financial Statements (unaudited)                      6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results               9
         of Operations

PART II. OTHER INFORMATION                                                                    13

Item 1.  Legal Proceedings                                                                    13

Item 4.  Submission of Matters to a Vote of Security-Holders                                  14

Item 6.  Exhibits and Reports on Form 8-K                                                     14

SIGNATURES                                                                                    15

PART I - ITEM 1 - FINANCIAL STATEMENTS

STEMCELLS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS


                                                             June 30, 2000    December 31, 1999
                                                               (unaudited)        (Note 1)
                                                             -------------      -------------
Assets
Current assets:
     Cash and cash equivalents                               $   5,535,264      $   4,760,064
     Technology sale receivable                                    200,000          3,000,000
     Other current assets                                          718,145          1,210,791
                                                             -------------      -------------
         Total current assets                                    6,453,409          8,970,855

     Restricted Investments                                     19,220,165               --
     Property held for sale                                      3,203,491          3,203,491
     Property, plant and equipment, net                          1,524,650          1,747,885
     Intangible assets, net                                        936,745          1,108,768
     Other assets                                                  750,000            750,000
                                                             -------------      -------------

Total assets                                                 $  32,088,460      $  15,780,999
                                                             =============      =============

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                        $     144,269      $     631,315
     Accrued expenses                                              615,092          2,605,068
     Current maturities of capitalized lease obligations           326,250            324,167
                                                             -------------      -------------
Total current liabilities                                        1,085,611          3,560,550

Capitalized lease obligations, less current maturities           2,775,000          2,937,083
Deposits                                                            26,000             26,000
Deferred rent                                                      596,222            502,353
Redeemable stock                                                      --            5,248,610

Stockholders' equity
     Convertible Preferred Stock                                 1,500,000               --
     Common stock                                                  196,127            186,355
     Additional paid in capital                                129,525,509        123,917,758
     Accumulated deficit                                      (121,698,674)      (119,372,710)
     Accumulated other comprehensive income                     19,220,165               --
     Deferred compensation                                      (1,137,500)        (1,225,000)
                                                             -------------      -------------

         Total stockholders' equity                             27,605,627          3,506,403
                                                             -------------      -------------

         Total liabilities and stockholders' equity          $  32,088,460      $  15,780,999
                                                             =============      =============


See accompanying notes to condensed consolidated financial statements.

PART I - ITEM 1 - FINANCIAL STATEMENTS

STEMCELLS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


(unaudited)                                               Three Months                                 Six Months
                                                          Ended June 30                              Ended June 30
                                                       2000            1999                      2000            1999
                                                   ------------    ------------               ------------    ------------

Revenue from collaborative arrangements         $       --       $  2,520,672                  $       --       $  5,021,707

Operating expenses:

     Research and development                     1,115,207         3,280,826                    2,021,839         6,847,383
     General and administrative                     770,019         1,172,856                    1,427,733         2,168,315
     Encapsulated cell therapy wind
      down and corporate relocation                  54,260                --                      288,646                --
                                                -----------      ------------                 ------------      ------------
                                                  1,939,486         4,453,682                    3,738,218         9,015,698
                                                -----------      ------------                 ------------      ------------

Loss from operations                             (1,939,486)       (1,933,010)                  (3,738,218)       (3,993,991)

Other income (expense):

     Investment income                               64,900           184,220                      138,232           406,331
     Interest expense                               (73,708)          (91,229)                    (142,566)         (185,054)
     Gain on sale of Modex shares                 1,427,686              --                      1,427,686                --
     Loss on disposal of fixed assets               (11,098)                                       (11,098)
                                                -----------      ------------                 ------------      ------------
                                                  1,407,780            92,991                    1,412,254           221,277
                                                -----------      ------------                 ------------      ------------

Net Loss                                        $ ( 531,706)     $ (1,840,019)                $( 2,325,964)     $( 3,772,714)
                                                ===========      ============                 ============      ============

Loss per share:
     Net loss                                   $  (531,706)     $ (1,840,019)                $( 2,325,964)     $( 3,772,714)
     Deemed dividend (note 6)                      (265,000)            --                        (265,000)
     Net loss attributable to common share      $  (796,706)     $ (1,840,019)                $( 2,590,964)     $( 3,772,714)
                                                ===========      ============                 ============      ============

Basic and Diluted Net Loss per share            $     (0.04)     $      (0.10)                $      (0.13)     $      (0.20)
                                                ===========      ============                 ============      ============

Shares used in computing Basic and Diluted
         Net Loss per share                      19,356,928        18,514,236                   19,419,236        18,483,437
                                                ===========      ============                 ============      ============


See accompanying notes to condensed consolidated financial statements.

PART I - ITEM 1 - FINANCIAL STATEMENTS

STEMCELLS, INC.

CONDENSED STATEMENTS OF CASH FLOWS


(unaudited)                                                                    Six Months Ended
                                                                                   June 30,
                                                                            2000                1999
                                                                        ------------        ------------
Cash flows from operating activities:

    Net loss                                                            $(2,325,964)     $(3,772,714)
    Gain on sale of Modex shares                                         (1,427,686)           --
    Adjustments to reconcile net loss to net cash used for
         operating activities:
        Depreciation and amortization                                       407,634        1,163,295
        Deferred stock compensation                                          87,500          189,650
        Net changes in operating assets and liabilities                  (1,890,508)      (2,075,873)
                                                                        -----------      -----------
     Net cash used in operating activities                               (5,149,024)      (4,495,642)
                                                                        -----------      -----------

Cash flows from investing activities:
     Proceeds from marketable securities                                       --          6,891,026
     Purchases of marketable securities                                        --         (4,397,676)
     Proceeds from sale of encapsulated cell technology                   2,800,000             --
     Proceeds from sale of Modex shares                                   1,427,686             --
     Purchase/Sale of property, plant and equipment, net                      8,005         (131,113)
     Acquisition of other assets                                            (20,380)        (274,510)
                                                                        -----------      -----------
     Net cash provided by investing activities                            4,215,311        2,087,727
                                                                        -----------      -----------

Cash flows from financing activities:

     Proceeds from the exercise of stock options                            368,913          176,545
     Proceeds from issuance of Preferred Stock                            1,500,000             --
         Principal payments under capitalized lease obligations
         and mortgage payable                                              (160,000)        (881,250)
                                                                        -----------      -----------
     Net cash provided by financing activities                            1,708,913         (704,705)
                                                                        -----------      -----------
Net increase/(decrease) in cash and cash equivalents                        775,200       (3,112,620)
Cash and cash equivalents, beginning of period                            4,760,064        7,864,788
                                                                        -----------      -----------

Cash and cash equivalents, end of period                                $ 5,535,264      $ 4,752,168
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

NOTE 2. EARNINGS PER SHARE


     Net loss-per-share is computed using the weighted-average number of shares of common stock outstanding. The value associated with the beneficial conversion feature of certain preferred stock has been treated as a deemed dividend in the computation of earnings per share (see note 4). Common equivalent shares from stock options and warrants are excluded, as their effect is antidilutive.


NOTE 3. COMPREHENSIVE INCOME


     For the six months ended June 30, 2000 and 1999, total comprehensive income/(loss) was $16,894,201 and ($3,772,714) respectively. The reported net loss for the six months ended June 30, 2000 and 1999 was $2,325,964 and $3,772,714. During the second quarter of 2000, the Company recorded its ownership of 126,193 shares of Modex Therapeutics Ltd as available for sale at an estimated fair value of $19,220,165 (see note 5).



NOTE 4. BENEFICIAL CONVERSION VALUE OF 6% CUMULATIVE CONVERTIBLE PREFERRED STOCK

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



NOTE 5. INVESTMENTS




     At June 30, 2000, the Company owned 126,193 shares of Modex Therapeutics Ltd. ("Modex"). This Swiss biotechnology company made an initial public offering of shares on the Swiss Exchange on June 23, 2000. Accordingly, with an established market value, the investment was marked to market and recorded as available-for-sale at estimated fair market value based on the June 30, 2000 closing price of $152.31, which was converted from the market price of 247.50 Swiss francs per share at that date. The unrealized gain was reported in other comprehensive income. The market price of Modex stock on October 31, 2000 was 329.50 Swiss francs, which converts to $183.28 and results in an estimated fair value of $23,128,598 for our holdings at that date. Estimated fair value at June 30, 2000 is as follows:

           -----------------------------------------------------------------
               COST          GROSS UNREALIZED GAIN           FAIR VALUE
           -----------------------------------------------------------------
                $0                $19,220,165                $19,220,165
           -----------------------------------------------------------------

NOTE 6. WIND-DOWN OF ENCAPSULATED CELL TECHNOLOGY



     As previously reported, in 1999 the Company restructured its operations to abandon all further encapsulated cell technology research and concentrate its resources on the research and development of its proprietary platform of stem cell technologies. The Company relocated its remaining research and development activities and its corporate headquarters to California, and has been seeking to dispose of its former science and administrative and pilot manufacturing facilities in Rhode Island. At the end of 1999 the balance in the reserve created for wind-down expenses was $1,634,522. For the first half of 2000 the roll-forward of this balance is as follows:




--------------------------------------------------------------------------------
     Description        Reserve as at       Cash Payments      Reserve as at
                           12/31/99                               6/30/00
--------------------------------------------------------------------------------
Facilities,
Maintenance and other
Expenses                     462,522            462,522                   0
--------------------------------------------------------------------------------
RIPSAT Settlement          1,172,000          1,172,000                   0
--------------------------------------------------------------------------------
Totals                    $1,634,522         $1,634,522                   0
--------------------------------------------------------------------------------




     During the first six months of 2000 the Company incurred $288,646 of costs in excess of the amounts reserved as of December 31, 1999 for the carrying costs of the Rhode Island facilities. During the third quarter the Company incurred an additional $480,087 in carrying costs, including lease payments, property taxes and utilities, for the Rhode Island facilities, as it was unable to dispose of them by June 30, 2000, as expected. These amounts were previously included in general and administrative expense, and have been reclassified to be separately disclosed as encapsulated cell therapy wind down and corporate relocation expense. The Company anticipates that it will incur a similar amount in the fourth quarter of 2000 and in every quarter thereafter until it disposes of these facilities. The Company does not currently have a projected date for such disposal and there can be no assurance that it will be able to dispose of these facilities in a reasonable time, if at all. Some additional items that were more properly included in research and development were also reclassified out of general and administrative expense, and facilities costs were more accurately spread between research and development and general and administrative expense.



     The fixed assets revenue was applied against property held for sale at December 31, 1999 and June 30, 2000 for financial statement prescription purposes.



NOTE 7. STOCK OPTIONS



          As previously reported, in conjunction with the StemCells
     California merger, the Company adopted the 1997 CytoTherapeutics, Inc. StemCells California Research Stock Option Plan whereby an additional 2,000,000 shares of Common Stock have been reserved. During 1997, the Company awarded options under this plan to purchase 1.6 million shares of the Company's common stock to the Chief Executive Officer and scientific founders of StemCells California, Inc. at an exercise price of $5.25 per share. Under the original grants, approximately 100,000 of these options were exercisable immediately on the date of the grant, 1,031,000 of these options would vest and become exercisable only upon achievement of specified milestones and the remaining 469,000 options would vest over eight years. The Company agreed on October 27, 2000 with Irving
     Weissman, M.D. and Fred H. Gage, Ph.D., two of the grant recipients, to amend their options. In exchange for the revision of the options, Dr. Weissman and Dr. Gage agreed to rescind their Conduct of Research Agreement with the Company, in all respects, including their right under the Agreement to reacquire certain technology under certain circumstances. Instead of vesting based on performance milestones, Dr. Weissman's and Dr. Gage's options will vest over eight years from the date of the original grant, on the same schedule as the option granted to the third founder, Dr. David Anderson. 168,750 shares vested upon the revision and the remaining 300,000 shares will vest at 50,000 shares on each September 25 until September 25, 2005, when the final 100,000 shares will vest. The exercise price for the revised options remains $5.25 per share. We expect to incur a charge in the fourth quarter of 2000 of approximately $1,600,000 relating to the vested portion of the options. The deferred compensation expense associated with the unvested portion of the grants was determined to be approximately $2.8 million. The Company plans to revalue the options using the Black-Scholes method on a quarterly basis and recognize additional compensation expense accordingly.



NOTE 8. SUBSEQUENT EVENTS



          On August 3, 2000, the Company completed a $4 million common stock financing transaction with Millennium Partners, LP (the "Fund"). StemCells received $3 million of the purchase price at the closing and will receive the remaining $1 million upon effectiveness of a registration statement covering the shares owned by the Fund. The Fund purchased the Company's common stock at $4.33 per share. As set forth in an adjustable warrant issued to the Fund on the closing date, the Fund may be entitled to receive additional shares of common stock on eight dates beginning six months from the closing and every three months thereafter. The adjustable warrant may be exercised at any time prior to the thirtieth day after the last of such dates. The number of additional shares the Fund may be entitled to on each date will be based on the number of shares of common stock the Fund continues to hold on each date and the market price of the Company's common stock over a period prior to each date. The exercise price per share under the adjustable warrant is $.01. Such warrants provide the Fund with the opportunity to acquire additional common shares at a nominal value if the value of the common stock that the Fund holds decreases. The Company will have the right, under certain circumstances, to cap the number of additional shares by purchasing part of the entitlement from the Fund at a purchase price based on the market price of such shares. The Fund also received a five year warrant to purchase up to 101,587 shares of common stock at $4.725 per share. This warrant is callable at any time by StemCells at $7.875 per underlying share. The calculated value of this callable warrant using the Black-Scholes method is $376,888, which the Company accounts for as stock issuance cost which was treated as a credit to paid in capital stockholders' equity. The Company accounts for the sale of the stock and warrants or the exercise of warrants by adding that portion of the proceeds equal to the par value of the new shares to common stock and the balance, including the value of the warrants, to paid in capital. In addition, any repurchase of the shares by the Company would also be accounted for through paid in capital.

          In the Purchase Agreement governing the August 3, 2000 sale to the Fund, the Company granted the Fund an option to purchase up to an additional $3 million of its common stock and a callable warrant and an adjustable warrant. The Fund can exercise this option in whole or in part at any time prior to August 3, 2001. The price per share of common stock to be issued upon exercise of the option will be based on the average market price of the common stock for a five-day period prior to the date on which the option is exercised. On August 23, 2000, the Fund exercised $1,000,000 of its option to purchase additional common stock. The Fund paid $750,000 of the purchase price in connection with the closing on August 30, 2000. The Fund will pay the remaining $250,000 upon effectiveness of a registration statement covering the shares owned by the Fund. The Fund purchased the Company's common stock at $5.53 per share, which amount was based upon the average market price of the common stock for the five day period prior to August 23, 2000. An adjustable warrant similar to the one issued on August 3, 2000 was issued to the Fund on August 30, 2000, but was canceled on November 1, 2000 by Agreement of the Company and the Fund. The Fund also received a five year warrant to purchase up to 19,900 shares of common stock at $6.03 per share. This warrant is callable by the Company at any time at $10.05 per underlying share. The calculated value of this callable warrant using the Black-Scholes method is $139,897, which the Company accounts for as a credit to paid in capital




          The adjustable warrant contains provisions regarding the adjustment or replacement of the warrants in the event of stock splits, mergers, tender offers and other similar events. The adjustable warrant also limits the number of shares that can be beneficially owned by the Fund to 9.99% of the total number of outstanding shares of Common Stock.

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




This report includes forward-looking statements. You can identify these statements by forward-looking words such as "may," "will," "possibly," "expect," "anticipate," "project," "believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition, or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there will be events in the future that we have not been able to accurately predict or control and that may cause our actual results to differ materially from those discussed. For example, contaminations at our facilities, changes in the pharmaceutical or biotechnology industries, competition and changes in government regulations or general economic or market conditions could all have significant effects on our results. These factors should be considered carefully and readers should not place undue reliance on our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of the events described in the "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Cautionary Factors Related to Forward Looking Information" sections included in our annual report on Form 10-K for the year ended December 31, 1999, as amended, and elsewhere in this report could harm our business operating results and financial condition. All forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements and risk factors contained or referred to herein. We are under no duty to update any of the forward looking statements after the date of this prospectus or to conform these statements to actual results.




     OVERVIEW




     Since our inception in 1988, we have been primarily engaged in research and development of human therapeutic products. As a result of a restructuring in the second half of 1999, our sole focus is now on our stem cell technology. At the beginning of last year, by contrast, our corporate headquarters, most of our employees, and the main focus of our operations were primarily devoted to a different technology--encapsulated cell therapy, or ECT. Since that time, we terminated a clinical trial of the ECT then in progress, we wound down our other operations relating to the ECT, we terminated the employment of those who worked on the ECT, we sold the ECT and we relocated from Rhode Island to Sunnyvale, California. Comparisons with last year's results are correspondingly less meaningful than they may be under other circumstances.




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



RESULTS OF OPERATIONS



     SIX MONTHS ENDED JUNE 30, 2000 AND 1999



     For the six months ended June 30, 2000 and 1999, revenues from collaborative agreements totaled $0 and $5,021,707, respectively. The decrease in revenues resulted from the June 1999 termination of a Development, Marketing and License Agreement related to our former ECT. We have not yet entered into revenue-producing collaborations with respect to our platform of stem cell technologies. During the second quarter 2000 we realized a $1,427,686 gain in connection with our investment in Modex Therapeutics Ltd., a Swiss biotechnology company that completed an initial public offering on June 23, 2000. At June 30, 2000, we owned 126,193 shares with an estimated fair market value of $19,220,165, based on the per share price of approximately $152.00, which we converted from a market price of
247.50 Swiss francs on that date. The market price of Modex stock on October 31, 2000 was 329.50 Swiss francs, which converts to $183.28 using exchange rates on that date and represents an estimated fair value of $23,128,598 for our holdings.



     Research and development expenses totaled $2,021,839 for the six months ended June 30, 2000, compared with $6,847,383 for the same period in 1999. The decrease of $4,825,544, or 70%, from 1999 to 2000 was primarily attributable to the wind-down of research activities relating to the ECT.

     General and administrative expenses were $1,427,733 for the six months ended June 30, 2000, compared with $2,168,315 for the same period in 1999. The decrease of $740,582, or 34%, from 1999 to 2000 was primarily attributable to lower payroll costs resulting from the restructuring of administrative operations and to the establishment of a smaller corporate office in California. Some additional items that were more properly included in research and development were also reclassified out of general and administrative expense, and facilities costs were more accurately spread between research and development and general and administrative expense.

     Wind-down expenses related to our ECT research, our Rhode Island operations and the transfer of our headquarters to Sunnyvale, California for the six months ended June 30, 2000 and 1999 were $288,646 and $0 respectively. In 1999 we had created a reserve of $1,634,522 for wind-down expenses related to the first half of 2000, of which approximately $463,000 related to the carrying costs through an expected June 30, 2000 disposition of the Rhode Island facilities. During the first six months of 2000 we incurred costs in excess of the amounts reserved as of December 31, 1999 for the carrying costs, including lease payments, property taxes and utilities, of the Rhode Island facilities. These amounts were previously included in general and administrative expense, and have been reclassified to be separately disclosed as encapsulated cell therapy wind down and corporate relocation expense because they are directly related to wind down and relocation. We anticipate that we will continue to incur additional carrying costs for the Rhode Island facilities because we were unable to dispose of them by June 30, 2000, and will incur approximately $500,000 in carrying costs for them in the third quarter of 2000 and in every quarter thereafter until we dispose of these facilities. We do not currently have a projected date for such disposal and there can be no assurance that we will be able to dispose of these facilities in a reasonable time, if at all.

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



     Net loss for the six months ended June 30, 2000 was $2,325,964, or ($0.12) per share, as compared to the net loss of $3,772,714, or ($0.20) per share, for the comparable period in 1999. The decrease in net loss of $1,446,750 from the same period in 1999 primarily reflects a gain from the sale of certain shares of our stock in Modex, as the reductions in expenses were offset by the decrease in revenues from collaboration agreements. We were one of the founders of Modex, a Swiss biotherapeutics company established in 1996 to pursue encapsulated cell technologies related to our former programs.
After Modex' initial public offering on the Swiss Neue Market on June 23,
2000 and our sale of 23,807 shares, we own 126,193 shares of Modex common stock. The IPO price was 168.00 Swiss francs, and the share price on June 30, 2000 was 247.50 Swiss francs. The market price of Modex stock on October 31, 2000 was 329.50 Swiss francs. The shares are subject to a lockup for 6 months from the date of the IPO.



     THREE MONTHS ENDED JUNE 30, 2000 AND 1999



For the three months ended June 30, 2000 and 1999, revenues from collaborative agreements totaled $0 and $2,520,672, respectively. The decrease in revenues resulted from the June 1999 termination of a Development, Marketing and License Agreement related to our former programs. We have not yet entered into revenue-producing collaborations with respect to our platform stem cell technology.




During the second quarter 2000 we realized a $1,427,686 gain in connection with our investment in Modex Therapeutics, Ltd., or Modex, a Swiss biotechnology company that completed an initial public offering on June 23, 2000. At June 30, 2000, we owned 126,193 shares with an estimated fair value of $19,220,165, based on the per share price of approximately $152, which we converted from a market price of 247.50 Swiss Francs on that date.




Research and development expenses totaled $1,115,207 for the three months ended June 30, 2000, compared with $3,280,826 for the same period in 1999. The decrease of $2,165,619, or 66%, from 1999 to 2000, was primarily attributable to the wind-down of research activities relating to the ECT.

General and administrative expenses were $770,019 for the three months ended June 30, 2000, compared with $1,172,856 for the same period in 1999. The decrease of $402,837, or 34%, from 1999 to 2000 was primarily attributable to lower payroll costs resulting from the restructuring of administrative operations and to the establishment of a smaller corporate office in California. Some additional items that were more properly included in research and development were also reclassified out of general and administrative expense, and facilities costs were more accurately spread between research and development and general and administrative expense.



Wind-down expenses related to our ECT research, our Rhode Island operations and the transfer of our headquarters to Sunnyvale, California for the three months ended June 30, 2000 and 1999 were $54,260 and $0 respectively. In 1999 we had created a reserve of $1,634,522 for wind-down expenses related to the first half of 2000, of which approximately $463,000 related to the carrying costs, including lease payments, property tax and utilities, through an expected June 30, 2000 disposition of the Rhode Island facilities. During the first six months of 2000 we incurred costs in excess of the amounts reserved as of December 31, 1999. We anticipate that we will continue to incur additional carrying costs for the Rhode Island facilities because we were unable to dispose of them by June 30, 2000, and will incur approximately $500,000 in carrying costs for them in the third quarter of 2000 and in every quarter thereafter until we dispose of these facilities. We do not currently have a projected date for such disposal and there can be no assurance that we will be able to dispose of these facilities in a reasonable time, it at all.



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



Net loss for the three months ended June 30, 2000 was $531,706, or ($0.03) per share, as compared to net loss of $1,840,019, or ($0.10) per share, for the comparable period in 1999. The decrease in net loss of $1,308,313 from the same period in 1999 primarily reflects a gain of $1,427,686 in connection with our stock in Modex, as the reductions in expenses were offset by the decrease in revenues from collaboration agreements. We were one of the founders of Modex, a Swiss biotherapeutics company established in 1996 to pursue encapsulated cell technologies related to our former programs. After Modex' initial public offering on the Swiss Neue Market on June 23, 2000 and our sale of 23,807 shares, we own 126,193 shares of Modex common stock. The IPO price was
168.00 Swiss Francs, and the share price on June 30, 2000 was 247.50 Swiss Francs. The shares are subject to a lockup for 6 months from the date of the IPO.



LIQUIDITY AND CAPITAL RESOURCES



     Since our inception, we have financed our operations through the sale of common and preferred stock, the issuance of long-term debt and capitalized lease obligations, revenues from collaborative agreements, research grants and interest income.



     We had unrestricted cash and cash equivalents totaling $5,535,264 at June 30, 2000. Cash equivalents are invested in money market funds.



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




     In March 1995, we signed a collaborative research and development agreement with AstraZeneca plc for the development and marketing of certain encapsulated-cell products to treat pain. AstraZeneca made an initial, nonrefundable payment of $5,000,000, included in revenue from collaborative agreements in 1995, a milestone payment of $3,000,000 in 1997 and was to remit up to an additional $13,000,000 subject to achievement of certain development milestones. Under the agreement, we were obligated to conduct certain research and development pursuant to a four-year research plan agreed upon by the parties. Over the term of the research plan, we originally expected to receive annual payments of $5 million to $7 million from AstraZeneca, which was to approximate the research and development costs incurred by us under the plan. Subject to the successful development of such products and obtaining necessary regulatory approvals, AstraZeneca was obligated to conduct all clinical trials of products arising from the collaboration and to seek approval for their sale and use. AstraZeneca had the exclusive worldwide right to market products covered by the agreement. Until the later of either the expiration of all patents included in the licensed technology or a specified fixed term, we were entitled to a royalty on the worldwide net sales of such products in return for the marketing license granted to AstraZeneca and our obligation to manufacture and supply products. AstraZeneca had the right to terminate the original agreement beginning April 1, 1998. On June 24, 1999, AstraZeneca informed us of the results of AstraZeneca's analysis of the double-blind, placebo-controlled trial of a potential ECT product, an encapsulated bovine cell implant for the treatment of severe, chronic pain in cancer patients. AstraZeneca determined that, based on criteria it established, the results from the 85-patient trial did not meet the minimum statistical significance for efficacy established as a basis for continuing worldwide trials for the therapy. AstraZeneca therefore indicated that it did not intend to further develop the bovine cell-containing implant therapy and exercised its right to terminate the agreement. See also Note 16--"Research Agreements" accompanying the Financial Statements set forth in our annual report on Form 10-K for the year ended December 31, 1999, as amended.

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



     On December 30, 1999, we sold our ECT and assigned our intellectual property assets in it to Neurotech S.A. for a payment of $3,000,000, royalties on future product sales, and a portion of certain Neurotech revenues from third parties. In addition, we retained certain non-exclusive rights to use ECT in combination with our proprietary stem cell technologies and in the field of vaccines for prevention and treatment of infectious diseases. We received $2,800,000 of the initial payment on January 3, 2000 with a remaining balance of $200,000 placed in escrow, to be released to us upon demonstration satisfactory to Neurotech that certain intellectual property is not subject to other claims.



     As part of our restructuring of operations and relocation of corporate headquarters to Sunnyvale, California, we identified a significant amount of excess fixed assets. In December of 1999, we completed the disposition of those excess fixed assets, from which we received more than $746,000. The proceeds are being used to fund our continuing operations.




     In July 1999, as a result of our decision to close our Rhode Island facilities, the Rhode Island Partnership for Science and Technology, or RIPSAT, alleged that we were in default under a June, 1989 Funding Agreement, and demanded payment of approximately $2.6 million. While we believe we were not in default under the Funding Agreement, we deemed it best to resolve the dispute without litigation and, on March 3, 2000, entered into a settlement agreement with RIPSAT, the Rhode Island Industrial Recreational Building Authority, or IRBA, and the Rhode Island Industrial Facilities Corporation, or RIIFC. We agreed to pay RIPSAT $1,172,000 in full satisfaction of all our obligations to them under the Funding Agreement. At the same time, IRBA agreed to return to us the full amount of our debt service reserve, comprising approximately $610,000 of principal and interest, relating to the bonds we had with IRBA and RIIFC. The $610,000 debt service reserve was transferred directly to RIPSAT, leaving the remainder of approximately $562,000 to be paid by us. We made this payment in March of 2000.





     Our liquidity and capital resources could have also been affected by a claim by Genentech, Inc., arising out of their collaborative development and licensing agreement with us relating to the development of products for the treatment of Parkinson's disease; however, the claim was resolved with no effect on our resources. On May 21, 1998, Genentech exercised its right to terminate the Parkinson's collaboration and demanded that we redeem, for approximately $3,100,000, certain shares of our redeemable Common Stock held by Genentech. Genentech's claim was based on provisions in the agreement requiring us to redeem, at the price of $10.01 per share, the shares representing the difference between the funds invested by Genentech to acquire such stock and the amount expended by us on the terminated program less an additional $1,000,000. In March 2000, we entered into a Settlement Agreement with Genentech under which Genentech released us from any obligation to redeem any shares of our Common Stock held by Genentech, without cost to us. Accordingly, the $5.2 million of redeemable common stock shown as a liability in our December 31, 1999 balance sheet was transferred to equity in March 2000 without any impact on our liquidity and capital resources. We and Genentech also agreed that all collaborations between us were terminated, and that neither of us had any rights to the intellectual property of the other.




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




     We continue to have outstanding obligations in regard to our former facilities in Lincoln, Rhode Island, including lease payments and operating costs of approximately $950,000 per year associated with our former research laboratory and corporate headquarters building and debt service payments and operating costs of approximately $1,000,000 per year with respect to our pilot manufacturing and cell processing facility. We are actively seeking to sublease, assign or sell our interests in these facilities. Failure to do so within a reasonable period of time will have a material adverse effect on our liquidity and capital resources.





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





     On August 3, 2000, we completed a $4 million common stock financing transaction with Millennium Partners, LP, or the Fund, an investment fund with more than a billion dollars in assets under management. We received $3 million of the purchase price at the closing and will receive the remaining $1 million upon effectiveness of a registration statement covering the shares purchased by the Fund. The Fund purchased our common stock at $4.33 per share. The Fund may be entitled, pursuant to an adjustable warrant issued to the Fund in connection with the sale of common stock, to receive additional shares of common stock on eight dates beginning six months from the closing and every three months thereafter. The number of additional shares the Fund may be entitled to on each date will be based on the number of shares of common stock the Fund continues to hold on each date and the market price of our common stock over a period prior to each date. We will have the right, under certain circumstances, to cap the number of additional shares by purchasing part of the entitlement from the Fund. The Fund also received a warrant to purchase up to 101,587 shares of common stock at $4.725 per share. This warrant is callable by us at $7.875 per underlying share.





     In addition, the Fund has the option for twelve months to purchase up to $3 million of additional common stock. On August 23, 2000 the Fund exercised $1,000,000 of its option to purchase additional common stock at $5.53 per share. The Fund paid $750,000 of the purchase price in connection with the closing on August 30, 2000. The Fund will pay the remaining $250,000 upon effectiveness of a registration statement covering the shares owned by the Fund. At the closing on August 30, 2000, we issued to the Fund an adjustable warrant similar to the one issued on August 3, 2000. This adjustable warrant was canceled by agreement between us and the Fund on November 1, 2000. The Fund also received a warrant to purchase up to 19,900 shares of common stock at $6.03 per share. This warrant is callable by us at $10.05 per underlying share.





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





     We intend to pursue opportunities to obtain additional financing in the future through equity and debt financings, grants and collaborative research arrangements. The source, timing and availability of any future financing will depend principally upon market conditions, interest rates and, more specifically, on our progress in our exploratory, preclinical and future clinical development programs. Lack of necessary funds may require us to delay, reduce or eliminate some or all of our research and product development programs or to license our potential products or technologies to third parties. Funding may not be available when needed, at all, or on terms acceptable to us.




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


PART II - ITEM 1

LEGAL PROCEEDINGS

         None.

PART II - ITEM 2


(c) On April 13, 2000, we sold 1,500 shares of our 6% cumulative convertible preferred stock plus warrants for a total of 75,000 shares of our common stock to two members of our Board of

Directors for $1,500,000, on terms more favorable than we were then able to obtain from outside investors. The sale was made in reliance on Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. The face value of the shares of preferred stock is convertible at the option of the holders into common stock at $3.77 per share. The holders of the preferred stock have liquidation rights equal to their original investments plus accrued but unpaid dividends. The investors would be entitled to make additional investments in the Company on the same terms as those on which the Company completes offerings of its securities with third parties within 6 months, if any such offerings are completed. They have waived that right with respect to the common stock transactions described in Note 8, Subsequent Events. If offerings totaling at least $6 million are not completed during the 6 months, the investors have the right to acquire up to a total of 1,126 additional shares of convertible preferred stock, the face value of which is convertible at the option of the holders into common stock at $6.33 per share. Any unconverted preferred stock is converted, at the applicable conversion price, on April 13, 2002 in the case of the original stock and two years after the first acquisition of any of the additional 1,126 shares, if any are acquired. The warrants, which are exercisable at $6.58 per share, expire on April 13, 2005.



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

                                         STEMCELLS, INC.
                                         ---------------------------------------
                                             (Name of Registrant)


December 5, 2000                         /s/ George Koshy
                                         ---------------------------
                                         Controller and Acting Chief
                                         Financial Officer (authorized officer
                                         and principal financial officer and
                                         principal accounting officer)