Form 10-Q/A
period 2000-09-30
STEMCELLS INC
filed 2000-12-05
CIK 883975

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

PART I - ITEM 1 - FINANCIAL STATEMENTS

STEMCELLS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




(unaudited)                                                       Three Months                           Nine Months
                                                               Ended September 30                    Ended September 30
                                                              2000                1999               2000              1999
                                                          ------------        ------------       ------------      ------------
Revenue from collaborative arrangements                   $          -       $          -      $          -       $  5,021,707

Operating expenses:
     Research and development                                1,328,263          1,584,879         3,350,101          8,432,262
     General and administrative                                744,404          1,027,357         2,172,137          3,195,672
     Encapsulated cell therapy wind down and corporate
      relocation                                               480,087          4,078,034           769,733          4,078,034
                                                          ------------       ------------      ------------       ------------
                                                             2,552,754          6,690,270         6,290,971         15,705,968


Loss from operations                                        (2,552,754)        (6,690,270)       (6,290,971)       (10,684,261)

Other income (expense):
     Investment income                                          80,248             97,783           218,480            504,114
     Interest expense                                          (66,720)           (51,782)         (209,287)          (236,836)
     Gain on sale of Modex shares                                    -                  -         1,427,686                  -
     Loss on disposal of fixed assets                                -           (66,777)          (11,098)           (66,777)
                                                          ------------       ------------      ------------       ------------
                                                                13,528           (20,776)         1,425,781            200,501
                                                          ------------       ------------      ------------       ------------
 Net loss                                                  ($2,539,226)       ($6,711,046)      ($4,865,190)      ($10,483,760)

     Deemed dividend  (Note 5)                                       -                  -         (265,000)                  -
                                                          ------------       ------------      ------------       ------------
Net loss applicable to common shareholders                 ($2,539,226)       ($6,711,046)      ($5,130,190)      ($10,483,760)
                                                          ============       ============      ============       ============
Basic and diluted net loss per common share                     ($0.13)           ($ 0.36)          ($ 0.26)           ($ 0.56)
                                                          ============       ============      ============       ============
Shares used in computing basic and diluted net
         loss per common share                              20,203,573         18,712,632        19,682,590         18,560,675
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

NOTE 2.  NET LOSS PER SHARE



     Net loss-per-share is computed using the weighted-average number of shares of common stock outstanding. The value associated with the beneficial conversion feature of certain preferred stock has been treated as a deemed dividend in the computation of earnings per share (see Note 6 "Beneficial Conversion Value of 6% Cumulative Convertible Preferred Stock.) Common equivalent shares from stock options and warrants are excluded, as their effect is antidilutive.



NOTE 3.  COMPREHENSIVE INCOME

     For the nine months ended September 30, 2000 and 1999, total comprehensive income/(loss) was $22,339,143 and ($10,483,760) respectively. The reported net loss for the nine months ended September 30, 2000 and 1999 was $4,865,190 and $10,483,760.



NOTE 4.  WIND-DOWN OF ENCAPSULATED CELL TECHNOLOGY RESEARCH AND DEVELOPMENT
         PROGRAM

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


     During the first six months of 2000 we incurred $288,646 of costs in excess of the amounts reserved as of December 31, 1999 for the carrying costs of the Rhode Island facilities. During the third quarter we incurred an additional $480,087 in carrying costs, including lease payments, property taxes and utilities, for the Rhode Island facilities, as we were unable to dispose of them by June 30, 2000, as expected. These amounts were previously included in general and administrative expense, and have been reclassified to be separately disclosed as encapsulated cell therapy wind down and corporate relocation expense because they were directly related to the wind down and relocation. We anticipate that we will incur a similar amount in the fourth quarter of 2000 and in every quarter thereafter until we dispose of these facilities. We do not currently have a projected date for such disposal and there can be no assurance that we will be able to dispose of these facilities in a reasonable time, if at all.


     Some additional items that were more properly included in research and development were also reclassified out of general and administrative expense, and facilities costs were more accurately spread between research and development and general and administrative expense.




NOTE 5.  INVESTMENTS



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

NOTE 6. BENEFICIAL CONVERSION VALUE OF 6% CUMULATIVE CONVERTIBLE PREFERRED STOCK



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



NOTE 7. SALE OF SECURITIES



     On August 3, 2000, the Company completed a $4 million common stock financing transaction with Millennium Partners, LP (the "Fund"). StemCells received $3 million of the purchase price at the closing and will receive the remaining $1 million upon effectiveness of a registration statement covering the shares owned by the Fund. The Fund purchased the Company's common stock at $4.33 per share. As set forth in an adjustable warrant issued to the Fund on the closing date, the Fund may be entitled to receive additional shares of common stock on eight dates beginning six months from the closing and every three months thereafter. The adjustable warrant may be exercised at any time prior to the thirtieth day after the last of such dates. The number of additional shares the Fund may be entitled to on each date will be based on the number of shares of common stock the Fund continues to hold on each date and the market price of the Company's common stock over a period prior to each date. The exercise price per share under the adjustable warrant is $0.01. Such warrants provide the Fund with the opportunity to acquire additional common shares at a nominal value if the value of the common stock that the Fund holds decreases. The Company will have the right, under certain circumstances, to cap the number of additional shares by purchasing part of the entitlement from the Fund at a purchase price based on the market price of such shares. The Fund also received a five-year warrant to purchase up to 101,587 shares of common stock at $4.725 per share. This warrant is callable at any time by StemCells at $7.875 per underlying share. The calculated value of this callable warrant using the Black-Scholes method is $376,888, which was treated as a credit to paid in capital stockholders' equity. The Company has accounted for the sale of the stock and warrants or the exercise of warrants by adding that portion of the proceeds equal to the par value of the new shares to common stock and the balance, including the value of the warrants, to additional paid in capital. In addition, any repurchase of the shares by the Company would also be accounted for through additional paid in capital.





     In the Purchase Agreement governing the August 3, 2000 sale to the Fund, the Company granted the Fund an option to purchase up to an additional $3 million of its common stock and a callable warrant and an adjustable warrant. The Fund can exercise this option in whole or in part at any time prior to August 3, 2001. The price per share of common stock to be issued upon exercise of the option will be based on the average market price of the common stock for a five-day period prior to the date on which the option is exercised. On August 23, 2000, the Fund exercised $1,000,000 of its option to purchase additional common stock. The Fund paid $750,000 of the purchase price in connection with the closing on August 30, 2000, and the Fund will pay the remaining $250,000 upon effectiveness of a registration statement covering the shares owned by the Fund. The Fund purchased the Company's common stock at $5.53 per share, which amount was based upon the average market price of the common stock for the five-day period prior to August 23, 2000. An adjustable warrant similar to the one issued on August 3, 2000 was issued to the Fund on August 30, 2000, but was cancelled on November 1, 2000 by agreement of the Company and the Fund. The Fund also received a five -year warrant to purchase up to 19,900 shares of common stock at $6.03 per share. This warrant is callable by the Company at any time at $10.05 per underlying share. The calculated value of this callable warrant using the Black-Scholes method is $139,897, which the Company accounted for as a credit to paid in capital.



     The adjustable warrant contains provisions regarding the adjustment or replacement of the warrants in the event of stock splits, mergers, tender offers and other similar events. The adjustable warrant also limits the number of shares that can be beneficially owned by the Fund to 9.99% of the total number of outstanding shares of Common Stock.

NOTE 8. SUBSEQUENT EVENTS



     As previously reported, in conjunction with the StemCells California merger, the Company adopted the 1997 CytoTherapeutics, Inc. StemCells California Research Stock Option Plan whereby an additional 2,000,000 shares of Common Stock have been reserved. During 1997, the Company awarded options under this plan to purchase 1.6 million shares of the Company's common stock to the Chief Executive Officer and scientific founders of StemCells California, Inc. at an exercise price of $5.25 per share. Under the original grants, approximately 100,000 of these options were exercisable immediately on the date of the grant, 1,031,000 of these options would vest and become exercisable only upon achievement of specified milestones and the remaining 469,000 options would vest over eight years. The Company agreed on October 27, 2000 with Irving Weissman, M.D. and Fred H. Gage, Ph.D., two of the grant recipients, to amend their options. In exchange for the revision of the options, Dr. Weissman and Dr. Gage agreed to rescind their Conduct of Research Agreement with the Company, in all respects, including their right under the Agreement to reacquire certain technology under certain circumstances. Instead of vesting based on performance milestones, Dr. Weissman's and Dr. Gage's options will vest over eight years from the date of the original grant, on the same schedule as the option granted to the third founder, Dr. David Anderson. 168,750 shares vested upon the revision and the remaining 300,000 shares will vest at 50,000 shares on each September 25 until September 25, 2005, when the final 100,000 shares will vest. The exercise price for the revised options remains $5.25 per share. We expect to incur a charge of approximately $1,600,000 during the fourth quarter of 2000 relating to the vested portion of the options. The deferred compensation expense associated with the unvested portion of the grants was determined to be approximately $2.8 million. The Company plans to revalue the options using the Black-Scholes method on a quarterly basis and recognize additional compensation expense, accordingly.



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



NOTE 9. RECENT ACCOUNTING PRONOUNCEMENTS



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



     Research and development expenses totaled $3,350,101 for the nine months ended September 30, 2000, compared with $8,432,262 for the same period in 1999. The decrease of $5,082,161, or 60%, from 1999 to 2000 is primarily attributable to lower payroll costs (approximately $882,000) resulting from the restructuring of administrative operations and to the establishment of a smaller corporate office in California (approximately $136,000).





     General and administrative expenses were $2,172,137 for the nine months ended September 30, 2000, compared with $3,195,672 for the same period in 1999. The decrease of $1,023,535, or 32%, from 1999 to 2000 was primarily attributable to the establishment of a smaller corporate office in California.





     Wind-down expenses related to our ECT research, our Rhode Island operations and the transfer of our headquarters to Sunnyvale, California for the nine months ended September 2000 and 1999 was $768,733 and $4,078,034 respectively. In 1999 we had created a reserve of $1,634,522 for wind-down expenses related to the first half of 2000, of which approximately $463,000 related to the carrying costs, including lease payments, property taxes and utilities, through an expected June 30, 2000 disposition of the Rhode Island facilities. During the first six months of 2000 we incurred $288,646 of costs in excess of the amounts reserved as of December 31, 1999 for the carrying costs of the Rhode Island facilities. During the third quarter we incurred an additional $480,087 in carrying costs for the Rhode Island facilities, as we were unable to dispose of them by June 30, 2000, as expected. These amounts were previously included in general and administrative expense, and have been reclassified to be separately disclosed as encapsulated cell therapy wind down and corporate relocation expense because they were directly related to the wind down and relocation. We anticipate that we will incur a similar amount in the fourth quarter of 2000 and in every quarter thereafter until we dispose of these facilities. We do not currently have a projected date for such disposal and there can be no assurance that we will be able to dispose of these facilities in a reasonable time, if at all. Some additional items that were more properly included in research and development were also reclassified out of general and administrative expense, and facilities costs were more accurately spread between research and development and general and administrative expense.



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



     Research and development expenses totaled $1,328,263 for the three months ended September 30, 2000, compared with $1,584,879 for the same period in 1999. The decrease of $256,616, or 16%, from 1999 to 2000 was primarily attributable to the wind-down of research activities relating to the ECT.





     General and administrative expenses were $744,404 for the three months ended September 30, 2000, compared with $1,027,357 for the same period in 1999. The decrease of $282,953, or 28%, from 1999 to 2000 was primarily attributable to lower payroll costs resulting from the restructuring of administrative operations and to the establishment of a smaller corporate office in California.





     Wind-down expenses related to our ECT research, our Rhode Island operations and the transfer of our headquarters to Sunnyvale, California for the three months ended September 30, 2000 and 1999 were $480,087 and $4,078,034 respectively. In 1999 we had created a reserve of $1,634,522 for wind-down expenses related to the first half of 2000, of which approximately $463,000 related to the carrying costs through an expected June 30, 2000 disposition of the Rhode Island facilities. During the first six months of 2000 we incurred costs in excess of the amounts reserved as of December 31, 1999, and continue to incur additional carrying costs for the Rhode Island facilities because we were unable to dispose of them by June 30, 2000 as originally expected. We anticipate that we will incur a similar amount in the fourth quarter of 2000 and in every quarter of 2001 until we dispose of these facilities. We do not currently have a projected date for such disposal and there can be no assurance that we will be able to dispose of these facilities in a reasonable time, if at all.




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


     In March 1995, we signed a collaborative research and development agreement with AstraZeneca plc for the development and marketing of certain encapsulated-cell products to treat pain. AstraZeneca made an initial, nonrefundable payment of $5,000,000, included in revenue from collaborative agreements in 1995, a milestone payment of $3,000,000 in 1997 and was to remit up to an additional $13,000,000 subject to achievement of certain development milestones. Under the agreement, we were obligated to conduct certain research and development pursuant to a four-year research plan agreed upon by the parties. Over the term of the research plan, we originally expected to receive annual payments of $5 million to $7 million from AstraZeneca, which was to approximate the research and development costs incurred by us under the plan. Subject to the successful development of such products and obtaining necessary regulatory approvals, AstraZeneca was obligated to conduct all clinical trials of products arising from the collaboration and to seek approval for their sale and use. AstraZeneca had the exclusive worldwide right to market products covered by the agreement. Until the later of either the expiration of all patents included in the licensed technology or a specified fixed term, we were entitled to a royalty on the worldwide net sales of such products in return for the marketing license granted to AstraZeneca and our obligation to manufacture and supply products. AstraZeneca had the right to terminate the original agreement beginning April 1, 1998. On June 24, 1999, AstraZeneca informed us of the results of AstraZeneca's analysis of the double-blind, placebo-controlled trial of a potential ECT product, an encapsulated bovine cell implant for the treatment of severe, chronic pain in cancer patients. AstraZeneca determined that, based on criteria it established, the results from the 85-patient trial did not meet the minimum statistical significance for efficacy established as a basis for continuing worldwide trials for the therapy. AstraZeneca therefore indicated that it did not intend to further develop the bovine cell-containing implant therapy and exercised its right to terminate the agreement. See also
Note 16 -- "Research Agreements" accompanying the financial statements set forth in our annual report on Form 10-K for the year ended December 31, 1999, as amended.


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

PART II - ITEM 1

LEGAL PROCEEDINGS

     None.

PART II - ITEM 2

     None

PART II - ITEM 4

     None

PART II - ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

     Exhibit 27 - Financial Data Schedule

(B) REPORTS ON FORM 8-K


     On December 5, 2000 the Company filed Form 8-K/A disclosing Pro-Forma Financial Information about its exit of its Encapsulated Cell Therapy activities and disposition of related intellectual property, facilities and equipment, and the relocation of its corporate headquarters to Sunnyvale, California.

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