Form 10-K
period 2000-12-31
STEMCELLS INC
filed 2001-04-02
CIK 883975

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

   / /     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

   /X/     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-19871
                            ------------------------

                                STEMCELLS, INC.
             (Exact name of Registrant as specified in its charter)

                DELAWARE                                  94-3078125
     (State or other jurisdiction of         (I.R.S. Employer Identification No.)
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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    Aggregate market value of Common Stock held by non-affiliates at March 20, 2001: $42,643,084. Inclusion of shares held beneficially by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management policies of the registrant, or that such person is controlled by or under common control with the Registrant. Common stock outstanding at March 20, 2001: 20,994,035 shares.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                           FORWARD LOOKING STATEMENTS

    This report contains certain forward-looking statements regarding, among other things, the expected results of our operations, the progress of our product development and clinical programs and of our collaborations, the need for, and timing of, additional capital and capital expenditures, strategic partner collaboration prospects, costs of manufacture of products, the protection of and the need for additional intellectual property rights, regulatory matters, the need for additional facilities and potential market opportunities. Our actual results may vary materially from those contained in such forward-looking statements because of risks to which we are subject, such as risks of lack of available funding, failure to develop strategic partnerships, delays in research, adverse results from our research or development programs, obsolescence of our technology, competition from third parties, termination of our collaborations, intellectual property rights of third parties, unavailability of needed raw materials, our failure, or our collaborators' failure, to perform, litigation, regulatory restrictions, and other risks to which we are subject.

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

    We were formerly known as CytoTherapeutics, Inc. Until mid-1990 we had programs in a different technology, encapsulated cell therapy, as well as stem cell programs. We now focus exclusively on the discovery, development and commercialization of our proprietary platform of stem cell technologies. Effective May 2000 we changed our name to StemCells, Inc.

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

                   RESEARCH AND PRODUCT DEVELOPMENT PROGRAMS

     PROGRAM DESCRIPTION AND OBJECTIVE                           STAGE/STATUS(1)
- -------------------------------------------  -------------------------------------------------------
          HUMAN NEURAL STEM CELL                                         PRECLINICAL

Repair or replace damaged central nervous            -   Demonstrated IN VITRO the ability to
system tissue (including spinal cord,                    initiate and expand stem cell-containing
degenerated retinas and tissue affected by               human neural cultures and specialization
certain genetic disorders)                               into three types of central nervous system
                                                         cells
                                                     -   Demonstrated the ability of neurosphere-
                                                         initiating stem cells from human brain
                                                     -   Demonstrated in rodent studies that
                                                         transplanted human brain-derived stem cells
                                                         are accepted and properly specialized into
                                                         the three major cell types of the central
                                                         nervous system

         PANCREAS ISLET STEM CELL                                         RESEARCH

Repair or replace damaged pancreas islet             -   Identified markers on the surface of cells
tissue                                                   to identify, isolate and culture islet stem
                                                         cells of the pancreas
                                                     -   Commenced small animal testing

              LIVER STEM CELL                                             RESEARCH
Repair or replace damaged liver tissue               -   Demonstrated the production of hepatocytes
including tissue resulting from certain                  from purified mouse hematopoietic stem
metabolic genetic diseases                               cells
                                                     -   Identified IN VITRO culture assay for
                                                         growth of human bipotent liver progenitor
                                                         cells that can produce both bile duct and
                                                         hepatocytes
                                                     -   Showed that the in vitro culture of human
                                                         bipotent liver cells can also grow human
                                                         hepatitis virus

- ------------------------

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

We are the exclusive, worldwide licensee from NeuroSpheres to such inventions and associated patents and patent applications for all uses, including transplantation in the human body, as embodied in these patents. See "License Agreements and Sponsored Research Agreements--NeuroSpheres, Ltd."

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

    In 1998, we expanded our preclinical efforts in this area by initiating programs aimed at the discovery and use of specific monoclonal antibodies to facilitate identification and isolation of CNS and other stem and progenitor cells or their specialized progeny. Also in 1998, our researchers devised methods to advance the IN VITRO culture and passage of human CNS stem cells that resulted in a 100-fold increase in CNS stem and progenitor cell production after 6 passages. A U.S. patent on those methods has since been allowed. We are expanding our preclinical efforts toward the goal of selecting the proper indications to pursue.

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

    In January 2000, we reported what we regard as an even more important result: In long term animal studies, our researchers were able to take these purified and expanded stem cells and transplant them into the normal brains of immunodeficient mouse hosts, where they take hold and grow into neurons and glial cells.

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

PANCREAS STEM CELLS DISCOVERY RESEARCH PROGRAMS

    Our discovery program directed to the identification, isolation and culturing of the pancreas stem and progenitor cells has, to the present, been conducted by Nora Sarvetnick, Ph.D., of The Scripps Research Institute, in collaboration with some of our senior researchers. It is our intention to bring the research on stem and progenitor cells of the pancreas in house We expect that Dr. Sarvetnick will continue to consult with us.

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

CORPORATE COLLABORATIONS

CORPORATE INVESTMENT

    In July 1996, we, together with certain founding scientists, established Modex Therapeutics SA, a Swiss biotherapeutics company, to pursue extensions of our former technology of ECT for certain applications outside the central nervous system. Modex, headquartered in Lausanne, Switzerland, was formed to integrate technologies developed by us and by several other institutions to develop products to treat diseases such as diabetes, obesity and anemia. After our disposition of the encapsulated cell technology in December 1999, we no longer had common research or development interests with Modex, but we held approximate 17% of its stock. Modex completed an initial public offering on June 23, 2000, in the course of which we realized a gain of approximately
$1.4 million from the sale of certain shares. After Modex's IPO, we owned 126,193 shares, or approximately 9%, of Modex's equity, subject to a lockup until December 23, 2000. The closing market price of Modex stock on the Swiss Neue Market exchange on January 2, 2001 was 210.00 Swiss francs, or approximately $130.39, per share. On January 9, 2001, we sold 22,616 Modex shares for a net price of 182.00 Swiss francs per share, which converts to $112.76 per share, for total proceeds of approximately $2,550,000. In connection with this sale, we agreed not to resell any more of our remaining 103,577 Modex shares until April 12, 2001. The market value of our Modex holdings at March 27, 2001 was $8,732,797 based on the closing market price of Modex stock on the Swiss Neue Market exchange at that date of 145.00 Swiss francs per share, or approximately $84.31, per share.

LICENSE AGREEMENTS AND SPONSORED RESEARCH AGREEMENTS

SPONSORED RESEARCH AGREEMENTS

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

    Our research agreement with Scripps expired on November 14, 2000. It is our intention to bring the research on stem and progenitor cells of the pancreas in house. Dr. Nora Sarvetnick, who led the research at Scripps, will continue to consult with us. Our license agreements with Scripps are not affected by the expiration of the research agreement. They will terminate upon expiration, revocation or invalidation of the patents licensed to us, unless governmental regulations require a shorter term. These license agreements also will terminate earlier if we breach without curing our obligations under the agreement or if we declare bankruptcy, and we can terminate the license agreements at any time upon notice. Upon the initiation of the Phase II trial for our first product using Scripps licensed technology, we must pay Scripps $50,000 and upon completion of that Phase II trial we must pay Scripps an additional $125,000. Upon approval of the first product for sale in the market, we must pay Scripps $250,000. Our license agreements with the California Institute of Technology will expire upon expiration, revocation, invalidation or abandonment of the patents licensed to us. We can terminate any of these license agreements by giving 30 days' notice to the California Institute of Technology. Either party can terminate these license agreements upon a material breach by the other party. We issued 12,800 shares of common stock amounting to $10,000 to the California Institute of Technology upon execution of the license agreements, and we must pay an additional $10,000 upon the issuance of the patent licensed to us under the relevant agreement. We also will pay $5,000 on the anniversary of the issuance of the patent licensed to us under the relevant agreement. These amounts are creditable against royalties we must pay under the license agreements. The maximum royalties that we will have to pay to the California Institute of Technology will be $2 million per year, with an overall maximum of $15 million. Once we pay the $15 million maximum royalty, the licenses will become fully paid and irrevocable.

LICENSE AGREEMENTS

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

NEUROSPHERES, LTD.

    In March 1994, we entered into a Contract Research and License Agreement with NeuroSpheres, Ltd., which was clarified in a License Agreement dated as of April 1, 1997. Under the agreement as clarified, we obtained an exclusive patent license from NeuroSpheres in the field of transplantation, subject to a limited right of NeuroSpheres to purchase a nonexclusive license from us, which right was not exercised and has expired. We have developed additional intellectual property relating to the subject matter of the license. We entered into an additional license agreement with NeuroSpheres as of October 30, 2000, under which we obtained an exclusive license in the field of non-transplant uses, such as drug discovery and drug testing, so that together the licenses are exclusive for all uses of the technology. We made up-front payments to NeuroSpheres of 65,000 shares of our common stock in October 2000 and $50,000 in January 2001, and we will make additional cash payments when milestones are achieved in the non-transplant field, or in any products employing NeuroSpheres patents for generating cells of the blood and immune system from neural stem cells. In addition we reimbursed Neurospheres for patent costs amounting to $341,000. Milestone payments would total $500,000 for each product that is approved for market. Our agreements with NeuroSpheres will terminate at the expiration of all patents licensed to us, but can terminate earlier if we breach without curing our obligations under the agreement or if we declare bankruptcy. We would have a security interest in the licensed technology in the event that NeuroSpheres declares bankruptcy.

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

    We have exclusive or non-exclusive rights to a portfolio of patents and patent applications related to various stem and progenitor cells and methods of deriving and using them. These patents and patent applications relate mainly to compositions of matter, methods of obtaining such cells, and methods for preparing, transplanting and utilizing such cells. Currently, our U.S. patent portfolio in the stem cell therapy area includes twenty-two issued U.S. patents, seven of which issued in 2000. An additional twenty-seven patent applications are pending, five of which have been allowed.

    We own, or have filed, the following United States Patents and patent applications: U.S. Patent Number 5,968,829 (Human CNS neural stem cells); U.S. Patent Number 6,103,530 (Human CNS neural stem cells--culture media); Application Number WO 99/11758 (Cultures of human CNS neural stem cells); and Application Number WO 00/36091 (An animal model for identifying a common stem/ progenitor to liver cells and pancreatic cells); Application Number WO98/50526 (Generation, characterization, and isolation of neuroepithelial stem cells and lineage restricted intermediate precursor); Application Number WO 00/50572 (Use of collagenase in the preparation of neural stem cell cultures); and Application Number WO 00/47762 (Enriched neural stem cell populations and methods of identifying, isolating, and enriching neural stem cells).

    We have licensed the following United States Patents or pending patent applications from Neurospheres Holdings Ltd.: U.S. Patent Number 5,851,832 (IN VITRO proliferation); U.S. Patent Number 5,750,376 (IN VITRO genetic modification); U.S. Patent Number 5,981,165 (IN VITRO production of dopaminergic cells from mammalian central nervous system multipotent stem cell compositions); U.S. Patent Number 6,093,531 (Generation of hematopoietic cells from multipotent neural stem cells); U.S. Patent Number 5,980,885 (Methods for inducing IN VIVO proliferation of precursor cells); U.S. Patent Number 6,071,889 (Methods for IN VIVO transfer of a nucleic acid sequence to proliferating neural cells); U.S. Patent Number 6,165,783 (Methods of inducing differentiation of multipotent neural stem cells); Application Number WO 93/01275 (Mammalian central nervous system multipotent stem cell compositions); Application Number WO 94/09119 (Remyelination using mammalian central nervous system multipotent stem cell compositions); Application Number WO 94/10292 (Biological factors useful in differentiating mammalian central nervous system multipotent stem cell compositions); Application Number WO 94/16718 (Genetically engineered mammalian central nervous system multipotent stem cell compositions); Application Number WO 96/15224 (Differentiation of mammalian central nervous system multipotent stem cell compositions); Application Number WO 99/2196 (Erythropoietin-mediated neurogenesis); Application Number WO 99/16863 (Generation of hematopoietic cells); Application Number WO 98/22127 (Pretreatment with growth factors to protect against CNS damage); Application Number WO 97/3560 (IN SITU manipulation of cells of the hippocampus); Application Number WO 96/09543 (IN VITRO models of CNS functions and dysfunctions); Application Number WO 95/13364 (IN SITU modification and manipulation of stem cells of the CNS); Application Number WO 96/15226 (IN VITRO production of dopaminergic cells from mammalian central nervous system multipotent stem cell composition); and Application Number WO 96/15266 (Regulation of neural stem cell proliferation).

    We have licensed the following United States Patents or pending patent applications from the University of California, San Diego: U.S. Patent Number 5,776,948 (Method of production of neuroblasts); U.S. Patent Number 6,013,521 (Method of production of neuroblasts); U.S. Patent Number 6,020,197 (Method of production of neuroblasts); and Application Number WO 94/16059 (Method of production of neuroblasts).

    We have licensed the following United States Patents or pending patent applications from the California Institute of Technology: U.S. Patent Number 5,629,159 (Immortalization and disimmortalization of cells); Application Number WO 96/40877 (Immortalization and disimmortalization of cells); U.S. Patent Number 5,935,811 (Neuron restrictive silencer factor proteins); Application Number WO 96/27665 (Neuron restrictive silencer factor proteins); U.S. Patent Number 5,589,376 (Mammalian neural crest stem cells); U.S. Patent Number 5,824,489 (Methods for isolating mammalian multipotent neural crest stem cells); Application Number WO 94/02593 (Mammalian neural crest stem cells); U.S. Patent Number 5,654,183 (Genetically engineered mammalian neural crest stem cells); U.S. Patent Number 5,928,947 (Mammalian multipotent neural crest stem cells); U.S. Patent Number 5,693,482 (IN VITRO neural crest stem cell assay); U.S. Patent

Number 6,001,654 (Methods for differentiating neural stem cells to neurons or smooth muscle cells (TGFb)); Application Number WO 98/48001 (Methods for differentiating neural stem cells to neurons or smooth muscle cells (TGFb)); U.S. Patent Number 5,672,499 (Methods for immortalizing multipotent neural crest stem cells); U.S. Patent Number 5,849,553 (Immortalizing and disimmortalizing multipotent neural crest stem cells); and U.S. Patent Number 6,033,906 (Differentiating mammalian neural stem cells to glial cells using neuregulins).

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

FDA APPROVAL

    The steps required before our potential products may be marketed in the United States include:

                  STEPS                                      CONSIDERATIONS
- -----------------------------------------  --------------------------------------------------
1. Preclinical laboratory and animal       Preclinical tests include laboratory evaluation of
tests                                      the product and animal studies in specific disease
                                           models to assess the potential safety and efficacy
                                           of the product and our formulation as well as the
                                           quality and consistency of the manufacturing
                                           process.

2. Submission to the FDA of an             The results of the preclinical tests are submitted
application for an Investigational New     to the FDA as part of an IND, and the IND becomes
Drug Exemption, or IND, which must become  effective 30 days following its receipt by the
effective before U.S. human clinical       FDA, as long as there are no questions, requests
trials may commence                        for delay or objections from the FDA.

                  STEPS                                      CONSIDERATIONS
- -----------------------------------------  --------------------------------------------------
                                           Clinical trials involve the evaluation of the
                                           product in healthy volunteers or, as may be the
                                           case with our potential products, in a small
3. Adequate and well-controlled human      number of patients under the supervision of a
clinical trials to establish the safety    qualified physician. Clinical trials are conducted
and efficacy of the product                in accordance with protocols that detail the
                                           objectives of the study, the parameters to be used
                                           to monitor safety and the efficacy criteria to be
                                           evaluated. Any product administered in a U.S.
                                           clinical trial must be manufactured in accordance
                                           with clinical Good Manufacturing Practices, or
                                           cGMP, determined by the FDA. Each protocol is
                                           submitted to the FDA as part of the IND. The
                                           protocol for each clinical study must be approved
                                           by an independent Institutional Review Board, or
                                           IRB, at the institution at which the study is
                                           conducted and the informed consent of all
                                           participants must be obtained. The IRB will
                                           consider, among other things, the existing
                                           information on the product, ethical factors, the
                                           safety of human subjects, the potential benefits
                                           of the therapy and the possible liability of the
                                           institution.

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

                  STEPS                                      CONSIDERATIONS
- -----------------------------------------  --------------------------------------------------
4. Submission to the FDA of marketing      The results of the preclinical studies and
authorization applications                 clinical studies are submitted to the FDA in the
                                           form of marketing approval authorization
                                           applications.

5. FDA approval of the application(s)      The testing and approval process will require
prior to any commercial sale or shipment   substantial time, effort and expense. The time for
of the drug. Biologic product              approval is affected by a number of factors,
manufacturing establishments located in    including relative risks and benefits demonstrated
certain states also may be subject to      in clinical trials, the availability of
separate regulatory and licensing          alternative treatments and the severity of the
requirement                                disease. Additional animal studies or clinical
                                           trials may be requested during the FDA review
                                           period which might add to that time.

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

EMPLOYEES

    As of December 31, 2000, we had twenty-six full-time employees, of whom six have Ph.D. degrees, as well as two half-time employees. The equivalent of fifteen full-time employees work in research and development and laboratory support services. A number of our employees have held positions with other biotechnology or pharmaceutical companies or have worked in university research programs. No employees are covered by collective bargaining agreements.

SCIENTIFIC ADVISORY BOARD

    Members of our Scientific Advisory Board provide us with strategic guidance in regard to our research and product development programs, as well as assistance in recruiting employees and collaborators. Each Scientific Advisory Board member has entered into a consulting agreement with us.

These consulting agreements specify the compensation to be paid to the consultant and require that all information about our products and technology be kept confidential. All of the Scientific Advisory Board members are employed by employers other than us and may have commitments to or consulting or advising agreements with other entities that limit their availability to us. The Scientific Advisory Board members have generally agreed, however, for so long as they serve as consultants to us, not to provide any services to any other entities that would conflict with the services the member provides to us. Members of the Scientific Advisory Board offer consultation on specific issues encountered by us as well as general advice on the directions of appropriate scientific inquiry for us. In addition, Scientific Advisory Board members assist us in assessing the appropriateness of moving our projects to more advanced stages. The following persons are members of our Scientific Advisory Board:

    - Irving L. Weissman, M.D., is the Karel and Avice Beekhuis Professor of Cancer Biology, Professor of Pathology and Professor of Developmental Biology at Stanford University. Dr. Weissman was a cofounder of SyStemix, Inc., and Chairman of its Scientific Advisory Board. He has served on the Scientific Advisory Boards of Amgen Inc., DNAX and T-Cell Sciences, Inc. Dr. Weissman is Chairman of the Scientific Advisory Board of StemCells.

    - David J. Anderson, Ph.D., is Professor of Biology, California Institute of Technology, Pasadena, California and Investigator, Howard Hughes Medical Institute.

    - Fred H. Gage, Ph.D., is Professor, Laboratory of Genetics, The Salk Institute for Biological Studies, La Jolla, California and Adjunct Professor, Department of Neurosciences, University of California, San Diego, California.

ITEM 2. PROPERTIES

    Our current research laboratories and administrative offices are located in a leased 7,950 square-foot multipurpose building housing wet labs, specialty research areas and administrative offices located in Sunnyvale, California. The facilities are leased pursuant to lease agreements expiring August 31, 2001. These facilities were sufficient to accommodate our needs through the end of 2000, but our expanding endeavors require more space for both research and development in the future.

    We have therefore entered a 5-year lease, as of February 1, 2001, for a 40,000 square foot facility, located in the Stanford Research Park in Palo Alto, California, which includes vivarium space as well as laboratories, offices, and a GMP (Good Manufacturing Practices) suite, signifying that the facility can be used to manufacture materials for clinical trials. The new facility will better enable us to achieve our goal of utilizing genetically unmodified human stem cells for the treatment of disorders of the nervous system, liver, and pancreas. We expect to vacate our current premises and be moved into the new facility by May, 2001.

    We continue to lease the following facilities in Lincoln, Rhode Island obtained in connection with our former encapsulated cell technology: our former research laboratory and corporate headquarters building which contains 65,000 square feet of wet labs, specialty research areas and administrative offices held on a fifteen-year lease agreement, as well as a 21,000 square-foot pilot manufacturing facility and a 3,000 square-foot cell processing facility financed by bonds issued by the Rhode Island Industrial Facilities Corporation. In February, 2001, we subleased the 3,000 square foot facility and approximately one-third of the 65,000 square foot facility. We are actively seeking to sublease, assign or sell our remaining interests in these properties.

ITEM 3. LEGAL PROCEEDINGS

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

    The common stock of StemCells is traded on the National Market System of NASDAQ under the Symbol STEM (Previously traded under the Symbol CTII until May 2000). The quarterly ranges of high and low sales prices for the last two fiscal years are shown below:

2000                                                              HIGH            LOW
- ----                                                          -------------   ------------
First Quarter...............................................  $20             $1 3/8
Second Quarter..............................................  $ 7 5/8         $2
Third Quarter...............................................  $11 41/61       $ 11/16
Fourth Quarter..............................................  $ 6 1/8         $2 1/4

1999                                                              HIGH            LOW
- ----                                                          -------------   ------------
First Quarter...............................................  $ 1 25/32       $1 5/32
Second Quarter..............................................  $ 1 3/8         $ 17/32
Third Quarter...............................................  $ 2 3/8         $ 11/16
Fourth Quarter..............................................  $ 1 5/8         $1

    No cash dividends have been declared on the Company common stock since the Company's inception.

    As of March 20th, 2001, there were approximately 278 holders of record of the common stock.

ITEM 6. SELECTED FINANCIAL DATA

                                                           YEAR ENDED DECEMBER 31,
                                             ----------------------------------------------------
                                               2000       1999       1998       1997       1996
                                             --------   --------   --------   --------   --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Statement of Operations Data
Revenue from collaborative & licensing
  agreements(1)............................  $     74   $  5,022   $  8,803   $ 10,617   $  7,104
Research and development expenses..........     5,979      9,984     17,659     18,604     17,130
Acquired research and development..........        --         --         --      8,344         --
ECT wind-down and corporate relocation
  expenses.................................     3,327      6,048         --         --         --
Net loss...................................  $(11,125)  $(15,709)  $(12,628)  $(18,114)  $(13,759)
                                             ========   ========   ========   ========   ========
Basic and diluted net loss per share
  available to common shareholders before
  cumulative effect of an accounting
  change...................................  $  (0.57)  $  (0.84)  $  (0.69)  $  (1.08)  $  (0.89)
Cumulative effect of a change in accounting
  principle(2).............................  $  (0.01)        --         --         --         --
                                             --------   --------   --------   --------   --------
Net loss per share applicable to common
  shareholders.............................  $  (0.58)  $  (0.84)  $  (0.69)  $  (1.08)  $  (0.89)
                                             ========   ========   ========   ========   ========
Shares used in computing basic and diluted
  net loss per share.......................    20,067     18,706     18,291     16,704     15,430

- ------------------------

(1) See footnote 3 in the consolidated financial statements

(2) See footnote 2 in the consolidated financial statements

                                                                     DECEMBER 31,
                                                 ----------------------------------------------------
                                                   2000       1999       1998       1997       1996
                                                 --------   --------   --------   --------   --------
                                                                    (IN THOUSANDS)
Balance Sheet Data
Cash, cash equivalents and marketable
  securities...................................  $ 6,069    $ 4,760    $17,386    $29,050    $42,607
Restricted investments.........................   16,356         --         --         --         --
Total assets...................................   29,795     15,781     32,866     44,301     58,397
Long-term debt, including capitalized leases...    2,605      2,937      3,762      4,108      8,223
Redeemable common stock........................       --      5,249      5,249      5,583      8,159
Stockholders' equity...........................   22,982      3,506     17,897     28,900     34,747

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and the related footnotes thereto.

    The statements contained in this report, other than statements of historical fact, constitute forward-looking statements. Such statements include, without limitation, all statements as to expectation or belief and statements as to our future results of operations, the progress of our research and product development programs, the need for, and timing of, additional capital and capital expenditures, partnering prospects, the need for additional intellectual property rights, effects of regulations, the need for additional facilities and potential market opportunities. Our actual results may vary materially from those contained in such forward-looking statements because of risks to which we are subject, such as failure to obtain a corporate partner or partners to support the development of our stem cell programs, our ability to sell, assign or sublease our interest in our facilities related to our encapsulated cell technology program, risks of delays in research, development and clinical testing programs, obsolescence of our technology, lack of available funding, competition from third parties, intellectual property rights of third parties, failure of our collaborators to perform, regulatory constraints, litigation and other risks to which we are subject. See "Cautionary Factors Relevant to Forward-Looking-Information" filed herewith as Exhibit 99 and incorporated herein by reference.

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

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

    Revenues totaled $74,000, $5,022,000 and $8,803,000 for the years ending December 31, 2000, 1999 and 1998, respectively. Revenues for 2000 are from Neurotech, S.A. in return for the assignment of our intellectual property assets relating to Encapsulated Cell Technology. Revenues for 1999 and 1998 were from collaborative agreements, earned primarily from a Development, Marketing and License Agreement with AstraZeneca Group plc, which was signed in March 1995 (the "Astra Agreement"). The decrease in revenues from 1998 to 1999 to 2000 resulted primarily from the June 1999 termination of the Astra Agreement.

    Research and development expenses totaled $5,979,000 in 2000, as compared to $9,984,000 in 1999 and $17,659,000 in 1998. The decrease of $4,005,000, or 40%, from 1999 to 2000 and the decrease of $7,675,000 or 43%, from 1998 to 1999, was primarily attributable to the wind-down of research activities relating to our encapsulated cell technology, precipitated by termination of the Astra Agreement.

    General and administrative expenses were $3,361,000 in 2000, compared with $4,927,000 in 1999 and $4,603,000 in 1998. The decrease of $1,566,000 or 32%, from 1999 to 2000 was primarily attributable to the relocation of our headquarters to a smaller facility as well as a reduction of personnel. Due to the wind-down of our encapsulated cell technology and relocation of our headquarters in October, the 1999 expenses are less than they would have been had these events not occurred.

    Wind-down expenses related to our ECT research, our Rhode Island operations and the transfer of our headquarters to Sunnyvale, California totaled $3,327,000 and $6,048,000 for 2000 and 1999, respectively. No such expenses were incurred in 1998. 1999 expenses included accruals of approximately $1.6 million for employee severance costs, $1.9 million in losses and reserves for the write-down of related patents and fixed assets, $1.2 million for our costs of settlement of a 1989 funding agreement with RIPSAT, $700,000 of estimated additional carrying costs through June 30, 2000, and other related expenses totaling $760,000.

    During 2000, we incurred approximately $290,000 of costs in excess of the amounts accrued as of December 31, 1999 for the carrying costs, including lease payments, property taxes and utilities, through the expected June 30, 2000 disposition of the Rhode Island facilities. During the third and fourth quarters of 2000 we incurred additional $1.3 million in carrying costs for the Rhode Island facilities, as we were unable to dispose of them, as expected. We have created a reserve of $1,780,000 related to the carrying costs for the Rhode Island facilities through 2001. On February 2001, we subleased portions of the facilities and are actively seeking to sublease, assign or sell our remaining interests in the properties. However, there can be no assurance that we will be able to dispose of these facilities in a reasonable time, if at all.

    Interest income for the years ended December 31, 2000, 1999 and 1998 totaled $303,000, $564,000 and $1,254,000, respectively. The average cash and investment balances were $5,668,000, $10,663,000 and $21,795,000 in 2000, 1999 and 1998, respectively. The decrease in interest income from 1998 to 1999 to 2000 was attributable to lower average balances.

    In 2000, interest expense was $273,000, compared to $335,000 in 1999 and $472,000 in 1998. The decrease from 1998 to 1999 to 2000 was attributable to lower outstanding debt and capital lease balances.

    During the second quarter 2000 we realized a $1,427,000 gain in connection with the sale of a portion of our investment in Modex. Modex Therapeutics Ltd ("Modex"), a Swiss biotechnology company that completed an initial public offering on June 23, 2000, and is publicly traded on the Swiss Neue Market exchange.

    The net loss in 2000, 1999 and 1998 was $11,125,000, $15,709,000, and
$12,628,000, respectively. The loss per share was $0.58, $.84 and $.69 in 2000, 1999 and 1998, respectively. The decrease from 1999 to 2000 is primarily attributable to the wind-down of our encapsulated cell technology research and our Rhode Island operations and offset by the elimination of revenue from the Astra Agreement. The increase from 1998 to 1999 is primarily attributable to the elimination of revenue from the Astra Agreement, which was terminated in June 1999, as well as expenses related to the wind-down of our encapsulated cell technology research and our other Rhode Island operations, the transfer of our corporate headquarters to Sunnyvale, California and an accrual for the our estimate of the costs of settlement of a funding agreement with RIPSAT.

LIQUIDITY AND CAPITAL RESOURCES

    Since our inception, we have financed our operations through the sale of common and preferred stock, the issuance of long-term debt and capitalized lease obligations, revenues from collaborative agreements, research grants and interest income.

    We had cash and cash equivalents totaling $6,069,000 at December 31, 2000. Cash equivalents are invested in money market funds. We also hold shares of Modex Therapeutics Ltd ("Modex"), a Swiss biotechnology company that completed an initial public offering on June 23, 2000, and is publicly traded on the Swiss Neue Market exchange. During the second quarter 2000 we realized a $1,427,000 gain in connection with the sale of a portion of our investment in Modex. Our Modex stock has a fair market value of $16,356,000 on December 31, 2000. The fair market value of our Modex stock has varied significantly since the Modex public offering and may continue to vary significantly based on increases and decreases in the reported per share price, in Swiss francs, of the Modex stock and on foreign currency exchange rates. We had been prohibited under a lock-up agreement entered into at the time of Modex's secondary offering from selling any of our Modex holdings until December 23, 2000. On January 9, 2001, we sold 22,616 Modex shares for a net price of 182.00 Swiss francs per share, which converts to $112.76 per share, for total proceeds of $2,550,000. In connection with this sale, we agreed not to resell any more of our remaining 103,577 Modex shares until April 12, 2001. There is a limited trading market for Modex stock, and if we were to attempt to sell any significant portion of our remaining Modex holdings, we would likely be able to do so only at a significant discount to the then market price, if at all. If we sell some but not all of our Modex shares, it is likely that we would have to agree, in connection with the sale, to refrain from selling additional shares for several months. Our Modex stock has a fair value of $8,732,797 on March 27, 2001.

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

    As part of our restructuring of operations and relocation of corporate headquarters to Sunnyvale, California, we identified a significant amount of excess fixed assets. In December of 1999, we completed the disposition of those excess fixed assets, from which we received more than $746,000. The proceeds were used to fund our continuing operations

    On December 30, 1999 we sold our ECT and assigned our intellectual property assets in it to Neurotech S.A. for a payment of $3,000,000, royalties on future product sales, and a portion of certain Neurotech revenues from third parties. In addition, we retained certain non-exclusive rights to use ECT in combination with our proprietary stem cell technologies and in the field of vaccines for prevention and treatment of infectious diseases. We received $2,800,000 of the initial payment on January 3, 2000 with a remaining balance of $200,000 placed in escrow, to be released to us upon demonstration satisfactory to Neurotech that certain intellectual property is not subject to other claims. We received the remaining balance of $200,000 on December 04, 2000.

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

    Our liquidity and capital resources could have also been affected by a claim by Genentech, Inc., arising out of the their collaborative development and licensing agreement with us relating to the development of products for the treatment of Parkinson's disease; however, the claim was resolved with no effect on our resources. On May 21, 1998, Genentech exercised its right to terminate the Parkinson's collaboration and demanded that we redeem, for approximately $3,100,000, certain shares of our redeemable Common Stock held by Genentech. Genentech's claim was based on provisions in the agreement requiring us to redeem, at the price of $10.01 per share, the shares representing the difference between the funds invested by Genentech to acquire such stock and the amount expended by us on the terminated program less an additional $1,000,000. In
March 2000, we entered into a Settlement Agreement with Genentech under which Genentech released us from any obligation to redeem any shares of our Common Stock held by Genentech, without cost to us. Accordingly, the $5.2 million of redeemable common stock shown as a liability in our December 31, 1999 balance sheet was transferred to equity in March, 2000 without any impact on our liquidity and capital resources. We and Genentech also agreed that all collaborations between us were terminated, and that neither of us had any rights to the intellectual property of the other.

    We continue to have outstanding obligations in regard to our former facilities in Lincoln, Rhode Island, including lease payments and operating costs of approximately $1,200,000 per year associated with our former research laboratory and corporate headquarters building, and debt service payments and operating costs of approximately $1,000,000 per year with respect to our pilot manufacturing and cell processing facility. We have subleased a portion of these facilities and are actively seeking to sublease, assign or sell our remaining interests in these facilities. Failure to do so within a reasonable period of time will have a material adverse effect on our liquidity and capital resources.

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

    On August 3, 2000, we completed a $4 million common stock financing transaction with Millennium Partners, LP, or the Fund, an investment fund with more than a billion dollars in assets under management. We received $3 million of the purchase price at the closing and received the remaining $1 million upon effectiveness of a registration statement covering the shares purchased by the Fund. The Fund purchased our common stock at $4.33 per share. The Fund may be entitled, pursuant to an adjustable warrant issued in connection with the sale of common stock to the Fund, to receive additional shares of common stock on eight dates beginning six months from the closing and every three months thereafter. The number of additional shares the Fund may be entitled to on each date will be based on the number of shares of common stock the Fund continues to hold on each date and the market price of our common stock over a period prior to each date. We will have the right, under certain circumstances, to cap the number of additional shares by purchasing part of the entitlement from the Fund. The Fund also received a warrant to purchase up to 101,587 shares of common stock at $4.725 per share. This warrant is callable by us at $7.875 per underlying share.

    In addition, the Fund has the option for twelve months to purchase up to $3 million of additional common stock. On August 23, 2000 the Fund exercised $1,000,000 of its option to purchase additional common stock at $5.53 per share. The Fund paid $750,000 of the purchase price in connection with the closing on August 30, 2000, and paid the remaining $250,000 upon effectiveness of a registration statement covering the shares owned by the Fund. At the closing on August 30, 2000, we issued to the Fund an adjustable warrant similar to the one issued on August 3, 2000. This adjustable warrant was canceled by agreement between us and the Fund on November 1, 2000. The Fund also received a warrant to purchase up to 19,900 shares of common stock at $6.03 per share. This warrant is callable by us at $10.05 per underlying share.

    We have limited liquidity and capital resources and must obtain significant additional capital resources in the future in order to sustain our product development efforts, for acquisition of technologies and intellectual property rights, for preclinical and clinical testing of our anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities and for general and administrative expenses. Our ability to obtain additional capital will be substantially dependent on our ability to obtain partnering support for our stem cell technology and, in the near term, on our ability to realize proceeds from the sale, assignment or sublease of our facilities in Rhode Island. Failure to do so will have a material effect on our liquidity and capital resources. Until our operations generate significant revenues from product sales, we must rely on cash reserves and proceeds from equity and debt offerings, proceeds from the transfer or sale of our intellectual property rights, equipment, facilities or investments, government grants and funding from collaborative arrangements, if obtainable, to fund our operations.

    We intend to pursue opportunities to obtain additional financing in the future through equity and debt financings, grants and collaborative research arrangements. The source, timing and availability of any future financing will depend principally upon market conditions, interest rates and, more specifically, on our progress in our exploratory, preclinical and future clinical development programs. Lack of necessary funds may require us to delay, reduce or eliminate some or all of our research and product development programs or to license our potential products or technologies to third parties. Funding may not be available when needed--at all, or on terms acceptable to us. While our cash requirements may vary, as noted above, we currently expect that our existing capital resources, including income earned on invested capital, will be sufficient to fund our operations through December of 2001. Our cash requirements may vary, however, depending on numerous factors. Lack of necessary funds may require us to delay, scale back or eliminate some or all of our research and product development programs and/or our capital expenditures or to license our potential products or technologies to third parties.

RECENT ACCOUNTING PRONOUNCEMENT

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." We are required to adopt SFAS 133 effective January 1, 2001. Because we do not hold any derivative instruments and do not engage in hedging activities, management does not believe the adoption of SFAS 133 will have an impact on our financial position or results of operations.

ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    On December 31, 2000, we have an investment in common stock of Modex Therapeutics Ltd. (Modex), a Swiss Biotherapeutics company. Our value in this investment is subject to both equity price risk and foreign currency exchange risk. Modex shares were offered in an initial public offering ("IPO") on the Swiss Neue Market on June 23, 2000 at a price of 168.00 Swiss francs. From the date of the IPO to March 9, 2001, the Modex closing share price has fluctuated from a high of 390.00 Swiss francs on October 6, 2000 to a low of 121.00 Swiss francs on March 01, 2001. On January 9, 2001, we sold 22,616 Modex shares for a net price of 182.00 Swiss francs per share, which converts to $112.76 per share, for total proceeds of $2,550,230. In connection with this sale, we agreed not to resell any more of our Modex shares until April 12, 2001. On March 27, 2001 the market price of Modex stock was 145.00 Swiss francs which converts to $84.31 using exchange rates on that date, which represents an estimated fair market value of $8,732,797. If we were to seek to liquidate all or part of our remaining 103,577 Modex shares, our proceeds would depend on the share price and foreign currency exchange rates at the time of conversion. Additionally, if we sell a sizable portion of our holdings, we may have to sell these shares at a discount to market price.

    The company's sole market risk sensitive instrument is:

                                                                     MARKET VALUE AT     EXPECTED FUTURE
    NO. OF SHARES          DESCRIPTION         ASSOCIATED RISKS     DECEMBER 31, 2000      CASH FLOWS
- ---------------------   ------------------   --------------------   ------------------   ---------------
       126,193          Modex Therapeutics   Equity/Foreign            $16,356,334                  (1)
                                             Currency Translation

- ------------------------

(1) Although we have not formally adopted a liquidation plan for this investment, liquidation may be necessary to meet operating cash flow requirements. Under the agreement with Modex, we had been restricted from selling our holding through December 23, 2000 and, as noted above, we sold 22,616 shares on January 9, 2001 and agreed not to sell any more shares until April 12, 2001. If we sell some but not all of our remaining 103,577 shares, we likely would have to agree, in connection with the sale, to refrain from selling additional shares for several months.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                  STEMCELLS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Ernst & Young LLP, Independent Auditors...........     30
Consolidated Balance Sheets.................................     31
Consolidated Statements of Operations.......................     32
Consolidated Statements of Stockholders' Equity.............     33
Consolidated Statements of Cash Flows.......................     36
Notes to Consolidated Financial Statements..................     37

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Stockholders and Board of Directors
StemCells, Inc.

    We have audited the accompanying consolidated balance sheets of StemCells, Inc. (formerly CytoTherapeutics, Inc.) as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in redeemable common stock and stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of StemCells, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

    As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for the beneficial conversion of preferred shares.

                                          /s/ ERNST & YOUNG LLP

Palo Alto, California
February 23, 2001

                                STEMCELLS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                  2000            1999
                                                              -------------   -------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $   6,068,947   $   4,760,064
  Short-term restricted investments.........................     16,356,334              --
  Accrued interest receivable...............................         16,725          42,212
  Technology sale receivable................................             --       3,000,000
  Debt service fund.........................................             --         609,905
  Other current assets......................................        524,509         558,674
                                                              -------------   -------------
Total current assets........................................     22,966,515       8,970,855

Property held for sale......................................      3,203,491       3,203,491
Property, plant and equipment, net..........................      1,451,061       1,747,885
Other assets, net...........................................      2,173,912       1,858,768
                                                              -------------   -------------
Total assets................................................  $  29,794,979   $  15,780,999
                                                              =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $     526,191   $     631,315
  Accrued expenses..........................................        837,358         970,546
  Accrued wind-down costs...................................      1,780,579       1,634,522
  Current maturities of capital lease obligations...........        332,083         324,167
                                                              -------------   -------------
Total current liabilities...................................      3,476,211       3,560,550
Capital lease obligations, less current maturities..........      2,605,000       2,937,083
Deposits....................................................         26,000          26,000
Deferred rent...............................................        705,746         502,353
Commitments
Redeemable common stock, $.01 par value; 524,337 shares
  issued and outstanding at December 31, 1999, none at
  December 31, 2000.........................................             --       5,248,610
Stockholders' equity:
  Convertible Preferred Stock, $.01 par value; 1,000,000
    shares authorized, 2,626 designated as 6% Cumulative
    Convertible Preferred Stock 1,500 shares issued and
    outstanding at December 31, 2000, none at December 31,
    1999....................................................      1,500,000              --
  Common stock, $.01 par value; 45,000,000 shares
    authorized; 20,956,887 and 18,635,565 shares issued and
    outstanding at December 31, 2000 and 1999,
    respectively............................................        209,569         186,355
  Additional paid-in capital................................    138,150,067     123,917,758
  Accumulated deficit.......................................   (130,498,187)   (119,372,710)
  Accumulated other comprehensive income....................     16,356,334              --
  Deferred compensation.....................................     (2,735,761)     (1,225,000)
                                                              -------------   -------------
Total stockholders' equity..................................     22,982,022       3,506,403
                                                              -------------   -------------
Total liabilities and stockholders' equity..................  $  29,794,979   $  15,780,999
                                                              =============   =============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                STEMCELLS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEAR ENDED DECEMBER 31,
                                                      ------------------------------------------
                                                          2000           1999           1998
                                                      ------------   ------------   ------------
Revenue from collaborative and licensing
  agreements........................................  $     74,300   $  5,021,707   $  8,803,163

Operating expenses:
  Research and development..........................     5,979,007      9,984,027     17,658,530
  General and administrative........................     3,361,231      4,927,303      4,602,758
  Encapsulated Cell Therapy wind-down and corporate
    relocation......................................     3,327,360      6,047,806             --
                                                      ------------   ------------   ------------
                                                        12,667,598     20,959,136     22,261,288
                                                      ------------   ------------   ------------

Loss from operations................................   (12,593,298)   (15,937,429)   (13,458,125)

Other income (expense):
  Interest income...................................       303,746        564,006      1,253,781
  Interest expense..................................      (272,513)      (335,203)      (472,400)
  Gain on sale of Investment........................     1,427,686             --             --
  Other income......................................         8,902             --         48,914
                                                      ------------   ------------   ------------
                                                         1,467,821        228,803        830,295
                                                      ------------   ------------   ------------

Net loss............................................  $(11,125,477)  $(15,708,626)  $(12,627,830)
Deemed dividend to preferred shareholders...........      (265,000)            --             --
                                                      ------------   ------------   ------------
Net loss applicable to common shareholders before a
  cumulative effect of a change in accounting
  principle.........................................  $(11,390,477)  $(15,708,626)  $(12,627,830)

Cumulative effect of a change in accounting
  principle due to deemed dividend..................  $   (216,000)  $         --   $         --
                                                      ------------   ------------   ------------
Net loss applicable to common shareholders..........  $(11,606,477)  $(15,708,626)  $ 12,627,830)
                                                      ============   ============   ============
Basic and diluted net loss per share applicable to
  common shareholders before cumulative effect......  $       (.57)  $       (.84)  $       (.69)
Cumulative effect of a change in accounting
  principle.........................................  $       (.01)            --             --
                                                      ------------   ------------   ------------
Basic and diluted net loss per share applicable to
  common shareholders...............................  $       (.58)  $       (.84)  $       (.69)

Shares used in computing basic and diluted net loss
  per share.........................................    20,067,760     18,705,838     18,290,548
                                                      ============   ============   ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                STEMCELLS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE COMMON STOCK AND STOCKHOLDERS'
                                     EQUITY

                                          REDEEMABLE                                                                 ACCUMULATED
                                         COMMON STOCK            COMMON STOCK         ADDITIONAL                        OTHER
                                     ---------------------   ---------------------     PAID-IN       ACCUMULATED    COMPREHENSIVE
                                      SHARES      AMOUNT       SHARES      AMOUNT      CAPITAL         DEFICIT      INCOME (LOSS)
                                     --------   ----------   ----------   --------   ------------   -------------   -------------
Balances, December 31, 1997........  557,754    $5,583,110   17,526,220   $175,262   $121,472,844   $ (91,036,254)     $(8,877)
Issuance of common stock under the
  stock purchase plan..............       --            --       43,542        436         83,622
Common stock issued pursuant to
  employee benefit plan............       --            --       84,812        848        143,025              --           --
Issuance of common
  stock--StemCells.................       --            --      101,320      1,013        505,587              --           --
Redeemable common stock lapses.....  (33,417)     (334,500)      33,417        334        334,166              --           --
Exercise of stock options..........       --            --       11,012        110          1,254              --           --
Deferred compensation--amortization
  and cancellations................       --            --           --         --        321,108              --           --
Change in unrealized losses on
  marketable securities............       --            --           --         --             --              --        3,679
Net loss...........................       --            --           --         --             --     (12,627,830)          --
Comprehensive loss.................
                                     -------    ----------   ----------   --------   ------------   -------------      -------
Balances, December 31, 1998........  524,337     5,248,610   17,800,323    178,003    122,861,606    (103,664,084)      (5,198)


                                                         TOTAL
                                       DEFERRED      STOCKHOLDERS'
                                     COMPENSATION       EQUITY
                                     -------------   -------------
Balances, December 31, 1997........   $(1,702,820)   $ 28,900,155
Issuance of common stock under the
  stock purchase plan..............                        84,058
Common stock issued pursuant to
  employee benefit plan............            --         143,873
Issuance of common
  stock--StemCells.................            --         506,600
Redeemable common stock lapses.....            --         334,500
Exercise of stock options..........            --           1,364
Deferred compensation--amortization
  and cancellations................       229,901         551,009
Change in unrealized losses on
  marketable securities............            --           3,679
Net loss...........................            --     (12,627,830)
                                                     ------------
Comprehensive loss.................                   (12,624,151)
                                      -----------    ------------
Balances, December 31, 1998........    (1,472,919)     17,897,408

                                STEMCELLS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE COMMON STOCK AND STOCKHOLDERS'
                               EQUITY (CONTINUED)

                                          REDEEMABLE                                                                 ACCUMULATED
                                         COMMON STOCK            COMMON STOCK         ADDITIONAL                        OTHER
                                     ---------------------   ---------------------     PAID-IN       ACCUMULATED    COMPREHENSIVE
                                      SHARES      AMOUNT       SHARES      AMOUNT      CAPITAL         DEFICIT      INCOME (LOSS)
                                     --------   ----------   ----------   --------   ------------   -------------   -------------
Balances, December 31, 1998........  524,337    $5,248,610   17,800,323   $178,003   $122,861,606   $(103,664,084)     $(5,198)
Issuance of common stock...........       --            --      196,213   $  1,962   $    318,221              --           --
Issuance of common stock under the
  stock purchase plan..............       --            --       57,398        574         41,619
Common stock issued pursuant to
  employee benefit plan............       --            --       90,798        908        102,502              --           --
Exercise of stock options..........       --            --      490,833      4,908        513,534              --           --
Deferred compensation--amortization
  and cancellations................       --            --           --         --         80,276              --           --
Change in unrealized losses on
  marketable securities............       --            --           --         --             --              --        5,198
Net loss...........................       --            --           --         --             --     (15,708,626)          --
Comprehensive loss.................
                                     -------    ----------   ----------   --------   ------------   -------------      -------
Balances, December 31, 1999........  524,337     5,248,610   18,635,565    186,355    123,917,758    (119,372,710)          --


                                                         TOTAL
                                       DEFERRED      STOCKHOLDERS'
                                     COMPENSATION       EQUITY
                                     -------------   -------------
Balances, December 31, 1998........   $(1,472,919)   $ 17,897,408
Issuance of common stock...........            --    $    320,183
Issuance of common stock under the
  stock purchase plan..............                        42,193
Common stock issued pursuant to
  employee benefit plan............            --         103,410
Exercise of stock options..........            --         518,442
Deferred compensation--amortization
  and cancellations................       247,919         328,195
Change in unrealized losses on
  marketable securities............            --           5,198
Net loss...........................            --     (15,708,626)
Comprehensive loss.................                   (15,703,428)
                                      -----------    ------------
Balances, December 31, 1999........    (1,225,000)      3,506,403

                                STEMCELLS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE COMMON STOCK AND STOCKHOLDERS'
                               EQUITY (CONTINUED)

                                           REDEEMABLE
                                             COMMON
                                             STOCK               PREFERRED STOCK          COMMON STOCK         ADDITIONAL
                                     ----------------------   ---------------------   ---------------------     PAID-IN
                                      SHARES      AMOUNT       SHARES      AMOUNT       SHARES      AMOUNT      CAPITAL
                                     --------   -----------   --------   ----------   ----------   --------   ------------
Balances, December 31, 1999........   524,337   $ 5,248,610       --             --   18,635,565   $186,355   $123,917,758
  Issuance of common stock to
    Millennium Partners LP, net of
    issuance costs of $598,563.....        --            --       --             --    1,104,435   $ 11,044   $  4,390,393
Issuance of common stock related to
  license agreements...............        --            --       --             --       77,800   $    778   $    364,222
Common stock issued pursuant to
  employee benefit plan............        --            --       --             --        6,672   $     68   $     27,112
  Exercise of employee stock
    options........................        --            --       --             --      608,078   $  6,081   $    651,828
Redeemable common stock
  conversion.......................  (524,337)  $(5,248,610)      --             --      524,337   $  5,243   $  5,243,367
Issuance of preferred stock........        --            --    1,500     $1,500,000           --         --             --
Deferred compensation--amortization
  and cancellations................        --            --       --             --           --         --   $  3,555,387
Unrealized gain on short-term
  restricted investments...........        --            --       --             --           --         --             --
Net loss...........................        --            --       --             --           --         --             --
  Comprehensive Income.............
                                     --------   -----------    -----     ----------   ----------   --------   ------------
Balances, December 31, 2000........        --            --    1,500     $1,500,000   20,956,887   $209,569   $138,150,067
                                     ========   ===========    =====     ==========   ==========   ========   ============


                                                      ACCUMULATED
                                                         OTHER                           TOTAL
                                      ACCUMULATED    COMPREHENSIVE     DEFERRED      STOCKHOLDERS'
                                        DEFICIT      INCOME (LOSS)   COMPENSATION       EQUITY
                                     -------------   -------------   -------------   -------------
Balances, December 31, 1999........  $(119,372,710)   $        --     $(1,225,000)   $  3,506,403
  Issuance of common stock to
    Millennium Partners LP, net of
    issuance costs of $598,563.....             --             --              --    $  4,401,437
Issuance of common stock related to
  license agreements...............             --             --              --    $    365,000
Common stock issued pursuant to
  employee benefit plan............             --             --              --    $     27,180
  Exercise of employee stock
    options........................             --             --              --    $    657,909
Redeemable common stock
  conversion.......................             --             --              --    $  5,248,610
Issuance of preferred stock........             --             --              --    $  1,500,000
Deferred compensation--amortization
  and cancellations................             --             --     $(1,510,760)   $  2,044,627
Unrealized gain on short-term
  restricted investments...........             --    $16,356,334              --    $ 16,356,334
Net loss...........................  $ (11,125,477)            --              --    $(11,125,477)
                                                                                     ------------
  Comprehensive Income.............                                                  $  5,230,858
                                     -------------    -----------     -----------    ------------
Balances, December 31, 2000........  $(130,498,187)   $16,356,334     $(2,735,761)   $ 22,982,022
                                     =============    ===========     ===========    ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                STEMCELLS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        YEAR ENDED DECEMBER 31,
                                                              --------------------------------------------
                                                                   2000            1999           1998
                                                              --------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss....................................................   $(11,125,477)   $(15,708,626)  $(12,627,830)
Adjustments to reconcile net loss to net cash used in
  operating activities:

    Depreciation and amortization...........................        738,593       1,717,975      2,244,146

    Acquired research and development.......................             --              --        551,009

    Amortization of deferred compensation...................      2,044,627         328,195             --
    Fair market adjustment for property held for sale.......                        300,000
    Other non-cash charges..................................                        320,183        410,173

    Gain on investment......................................     (1,427,686)             --             --

    Loss on sale of property, plant and equipment...........             --       1,117,286             --

    Loss on sale of intangibles.............................             --         440,486             --
    Changes in operating assets and liabilities:

      Accrued interest receivable...........................         25,488         164,397        346,577

      Technology receivable.................................      3,000,000              --             --

      Other current assets..................................        315,213         283,000       (265,665)

      Accounts payable and accrued expenses.................        (92,255)      1,344,142     (2,378,613)

      Deferred rent.........................................        203,393         279,680             --

      Deferred revenue......................................             --      (2,500,000)     2,483,856
                                                               ------------    ------------   ------------

Net cash used in operating activities.......................     (6,318,104)    (11,913,282)    (9,236,347)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of Investments...........................      1,427,686              --             --
Purchases of marketable securities..........................                     (4,397,676)   (18,982,387)
Proceeds from sales of marketable securities................                     13,923,813     22,573,625

Purchases of property, plant and equipment..................       (151,212)       (192,747)    (2,153,525)

Proceeds on sale of fixed assets............................             --         746,448             --

Acquisition of other assets.................................       (886,751)       (558,311)      (400,219)

Disposal of other assets....................................             --         440,486             --
                                                               ------------    ------------   ------------

Net cash provided by investing activities...................        389,723       9,962,013      1,037,494

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock......................      4,401,437         145,603        227,931

Proceeds from the exercise of stock options.................        685,089         518,442          1,364

Common stock issued for agreements..........................        365,000              --             --

Proceeds from issuance of preferred stock...................      1,500,000              --             --

Proceeds from debt financings...............................             --              --      1,259,300

Change in debt service fund.................................        609,905              --             --

Repayments of debt and lease obligations....................       (324,167)     (1,817,500)    (1,366,655)
                                                               ------------    ------------   ------------

Net cash provided by (used in) financing activities.........      7,237,264      (1,153,455)       121,940
                                                               ------------    ------------   ------------

Increase (decrease) in cash and cash equivalents............      1,308,883      (3,104,724)    (8,076,913)

Cash and cash equivalents at beginning of year..............      4,760,064       7,864,788     15,941,701
                                                               ------------    ------------   ------------

Cash and cash equivalents at end of the year................   $  6,068,947    $  4,760,064   $  7,864,788
                                                               ============    ============   ============

Supplemental disclosure of cash flow information:

Interest paid...............................................   $    272,513    $    335,203   $    444,047

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                STEMCELLS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

1.  NATURE OF BUSINESS

    StemCells, Inc. (the "Company") is a biopharmaceutical company that operates in one segment, engaged in the development of novel stem cell therapies designed to treat human diseases and disorders. On May 23, 2000, the Company's name was changed to Stem Cells, Inc. from CytoTherapeutics, Inc. by vote of the shareholders at the Annual Meeting.

    As of December 31, 2000, the Company had cash and cash equivalents of approximately $6.1 million and a restricted short-term equity investment of approximately $16.4 million in Modex Therapeutics, a Swiss Biotherapeutics company. Since inception, the Company has incurred annual losses and negative cash flows from operations and has an accumulated deficit of approximately $130.5 million at December 31, 2000. The Company has not derived any revenues from the sale of any products, and does not expect to receive revenues from product sales for at least several years. As a result, the Company is dependent upon external financing from equity and debt offerings and revenues from collaborative research arrangements with corporate sponsors to finance its operations. There are no such collaborative research arrangements at this time and there can be no assurance that such financing or partnering revenues will be available when needed or on terms acceptable to the Company.

    As noted above, the Company has a restricted investment in Modex Therapeutics, a Swiss Biotherapeutics company with a fair market value of approximately $16.4 million at December 31, 2000. On January 9, 2001, the Company sold 22,616 shares of Modex common stock for total proceeds of approximately $2.5 million. The Company is restricted from selling any of the remaining 103,577 shares until April 12, 2001. The value of the Company's holdings is subject to market risk and foreign currency fluctuation and could decrease significantly. The Company is currently in discussions with Modex to sell the remaining shares during 2001. If the Company decided to sell the Modex shares, due to relatively small trading volume in Modex shares and the relatively large size of the Company holdings, or other factors, the Company may not be able to sell its Modex shares at their market value or at all, and the Company may have to sell these shares at a significant discount to the market price.

    If the Company is unable to obtain the necessary proceeds from the sale of Modex shares, significant reductions in spending and the delay or cancellation of planned activities may be necessary. In such event, the Company intends to implement expense reduction plans in a timely manner to enable the Company to meet its operating cash requirements through December 31, 2001.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include accounts of the Company and StemCells California, Inc., a wholly owned subsidiary. Significant intercompany accounts have been eliminated in consolidation.

USE OF ESTIMATES

    The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States, that requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

                                STEMCELLS, INC.

                               DECEMBER 31, 2000

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CASH EQUIVALENTS AND INVESTMENTS

    Cash equivalents include funds held in investments with original maturities of three months or less when purchased. The Company's policy regarding selection of investments, pending their use, is to ensure safety, liquidity, and capital preservation while obtaining a reasonable rate of return.

    The Company determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company classifies such holdings as available-for-sale securities, which are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity.

COMPREHENSIVE INCOME (LOSS)

    Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). The only component of other comprehensive income
(loss) is unrealized gains and losses on our available-for-sale securities. Comprehensive income (loss) has been disclosed in the statement of changes in redeemable common stock and stockholders' Equity.

PROPERTY, PLANT AND EQUIPMENT

    As a result of the Company's decision to exit the encapsulated cell technology and relocate its corporate headquarters to Sunnyvale, California, certain property considered by management to no longer be necessary has been made available for sale or lease. The aggregate carrying value of such property has been reviewed by management, subject to appraisal and adjusted downward to estimated market value.

    Property, plant and equipment, including that held under capital lease obligations, is stated at cost and depreciated using the straight-line method over the estimated life of the respective asset, or the lease term if shorter, as follows:

Building and improvements...................................  3 - 15 years
Machinery and equipment.....................................  3 - 10 years
Furniture and fixtures......................................  3 - 10 years

PATENT AND LICENSE COSTS

    The Company capitalizes certain patent costs related to patent applications. Accumulated costs are amortized over the estimated economic life of the patents, not to exceed 17 years, using the straight-line method, commencing at the time the patent is issued. Costs related to patent applications are charged to expense at the time such patents are deemed to have no continuing value. At December 31, 2000 and 1999, total costs capitalized were $638,000 and $718,000 and the related accumulated amortization were $9,000 and $9,000, respectively. Patent expense totaled $305,000, $539,000, and $3,000 in 2000, 1999 and 1998,
respectively.

    In December 1999 the Company sold its Encapsulated Cell Technology ("ECT") to Neurotech, S.A. for an initial payment of $3,000,000, which was paid in 2000, royalties on future product sales, and a portion of certain Neurotech revenues from third parties in return for the assignment to Neurotech

                                STEMCELLS, INC.

                               DECEMBER 31, 2000

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) of intellectual property assets relating to ECT. In addition, the Company retained certain non-exclusive rights to use ECT in combination with its proprietary stem cell technology and in the field of vaccines for prevention and treatment of infectious diseases. The patent portfolio that was sold had a net book value of $3,180,000. In year 2000 the Company received $74,300 representing a portion of revenues received by Neurotech from third parties.

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

    For certain non-qualified stock options granted to non-employees, the Company accounts for these grants in accordance with FAS No. 123--ACCOUNTING FOR STOCK-BASED COMPENSATION AND EITF96-18--ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES, and accordingly, recognizes as consulting expenses the estimated fair value of such options as calculated using the Black-Scholes valuation model, and is remeasured during the vesting period. Fair value is determined using methodologies allowable by FAS No. 123. The cost is amortized over the vesting period of each option or the recipient's contractual arrangement, if shorter.

LONG LIVED ASSETS

    The Company routinely evaluates the carrying value of its long-lived assets. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that assets may be impaired and the undiscounted cash flows estimated to be generated by the assets are less than the carrying amount of those assets. If an impairment exists, the charge to operations is measured as the excess of the carrying amount over the fair value of the assets.

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

REVENUE RECOGNITION

    Revenues from collaborative agreements are recognized as earned upon either the incurring of reimbursable expenses directly related to the particular research plan or the completion of certain development milestones as defined within the terms of the collaborative agreement. Payments received in advance of research performed are designated as deferred revenue. StemCells recognizes non-refundable upfront license fees and certain other related fees on a straight-line basis over the development period. Fees associated with substantive at risk, performance milestones are recognized as revenue upon their completion, as defined in the respective agreements.

                                STEMCELLS, INC.

                               DECEMBER 31, 2000

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." The Company is required to adopt SFAS 133 effective January 1, 2001. Because the Company does we does not hold any derivative instruments and does not engage in hedging activities, management does not believe the adoption of SFAS 133 will have an impact on our financial position or results of operations.

    In November 2000, the FASB issued Emerging Issues Task Force Issue No. 00-27, "Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments" ("EITF 00-27") which is effective retroactively to September 1999 for all such instruments. EITF 00-27 clarifies the accounting for instruments with beneficial conversion features or contingently adjustable conversion ratios. According to the new accounting principle, the beneficial conversion features should be calculated by first allocating the proceeds received from the financing among the convertible instrument and the detachable warrants and then, measuring the beneficial conversion feature between the stated conversion price of the convertible instrument and the effective conversion price based on the allocated proceeds. Previously, the beneficial conversion feature calculation was based on the difference between the stated conversion price of the convertible instrument and the fair value of the Company's stock price on the closing date of the financing. As a result of the new accounting principle, the Company modified the calculation of the beneficial conversion features associated with its 6% cumulative convertible preferred stock.

    The Company has presented the effect of adopting the new accounting principle as a cumulative effect of a change in accounting principle as allowed for in EITF 00-27. Accordingly, the Company has recognized an additional $216,000 of deemed dividend on preferred stock.

RESEARCH AND DEVELOPMENT COSTS

    The Company expenses all research and development costs as incurred.

NET LOSS PER SHARE

    Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. The Company has excluded outstanding stock options and warrants, and shares subject to repurchase from the calculation of diluted loss per common share because all such securities are anti-dilutive for all applicable periods presented.

3.  WIND-DOWN OF ENCAPSULATED CELL TECHNOLOGY RESEARCH AND DEVELOPMENT PROGRAM

    Until mid-1999, the Company engaged in research and development in encapsulated cell therapy technology, including a pain control program funded by AstraZeneca Group plc. The results from the

                                STEMCELLS, INC.

                               DECEMBER 31, 2000

3. WIND-DOWN OF ENCAPSULATED CELL TECHNOLOGY RESEARCH AND DEVELOPMENT PROGRAM (CONTINUED)
85-patient double-blind, placebo-controlled trial of our encapsulated bovine cell implant for the treatment of severe, chronic pain in cancer patients did not, however, meet the criteria AstraZeneca had established for continuing trials for the therapy, and in June 1999 AstraZeneca terminated the collaboration, as allowed under the terms of the original collaborative agreement signed in 1995.

    As a result of termination, management determined in July 1999 to restructure its research operations to abandon all further encapsulated cell technology research and concentrate its resources on the research and development of its proprietary platform of stem cell technologies.

    The Company wound down its research and manufacturing operations in Lincoln, Rhode Island, and relocated its remaining research and development activities, and its corporate headquarters, to the facilities of its wholly owned subsidiary, StemCells California, Inc., in Sunnyvale, California, in
October 1999. The Company terminated legal, professional and consulting contractual arrangements in support of ECT research. The Company had used these legal, professional and consulting contractual arrangements to meet regulatory requirements in support of its research work, to support contractual arrangements with clinical sites, to provide assistance at clinical sites in administrating therapy and documenting activities, and to assist in compliance with FDA and other regulations regarding its clinical trials. ECT related patent law work was also terminated. The Company also engaged professional consultants in connection with the determination to exit its ECT activities and restructure its operations, which concluded with the exit from ECT activities and relocation of its corporate headquarters to California. The Company reduced its workforce by approximately 58 employees who had been focused on ECT programs and 10 administrative employees. As a result, the Company sold excess furniture and equipment in December 1999 and is seeking to sublease the science and administrative facility and to sell the pilot manufacturing facility.

    Wind-down expenses totaled $3,327,360 and $6,047,806, for the year ended December 31, 2000 and 1999, respectively. No such expenses were incurred in 1998. These expenses relate to the wind-down of our encapsulated cell technology research and other Rhode Island operations and the transfer of the corporate headquarters to Sunnyvale, California. Expenses for the year 2000, includes an accrual for the estimated lease and facility costs related to the facilities in Rhode Island through 2001. Expenses for the year 1999 also includes an accrual for the estimate of the costs of settlement of a 1989 funding agreement with the Rhode Island Partnership for Science and Technology ("RIPSAT").

    At December 31, 1999, the Company's $1.6 million wind-down reserve included approximately $1.2 million for the RIPSAT settlement and approximately
$0.4 million for Rhode Island facility for the estimated lease payments and operating costs of the Rhode Island facilities through an expected disposal date of June 30, 2000. In 2000 the Company settled with RIPSAT, paid $1.2 million and paid 0.4 million related to Rhode Island facilities. The Company did not sublet the Rhode Island facilities in 2000 and therefore made a change in estimate to accrue additional expenses of $3.3 million to cover operating lease payments, utilities, taxes, insurance, maintenance, interest and other non-employee expenses through 2001. At December 31, 2000 the remaining wind-down reserve totaled $1.7 million.

                                STEMCELLS, INC.

                               DECEMBER 31, 2000

3. WIND-DOWN OF ENCAPSULATED CELL TECHNOLOGY RESEARCH AND DEVELOPMENT PROGRAM (CONTINUED)
    A description of wind-down expenses, including the amounts and periods of recognition, are as follows:

                                                 YEAR ENDED          YEAR ENDED
                                              DECEMBER 31, 1999   DECEMBER 31, 2000
                                              -----------------   -----------------
Employee severance costs....................     $1,554,000
Impairment losses(1):
  Fixed assets..............................        800,000
  ECT patents...............................        260,000
                                                 ----------
                                                  1,060,000
Rhode Island facilities carrying costs(2):
  Corporate headquarters....................        702,000          $3,327,000
  PILOT MANUFACTURING PLANT.................        562,000
                                                 ----------
                                                  1,264,000           3,327,000
EMPLOYEE OUTPLACEMENT.......................        200,000
RIPSAT settlement(3)........................      1,172,000
Loss on sale of assets(4):
  Fixed assets..............................        318,000
  ECT patents...............................        180,000
                                                 ----------
                                                    498,000
Write-down of pilot plant(5)................        300,000
                                                 ----------
                                                 $6,048,000          $3,327,000
                                                 ==========          ==========

- ------------------------

(1) Management's estimate of the fixed asset impairment was derived from communications with an outside auction house. The patent impairment loss was based on preliminary negotiations with parties interested in acquiring the patents.

(2) Facilities carrying costs include operating lease payments, utilities, property taxes, insurance, maintenance, interest and other non-employee related expenses necessary to maintaining these facilities through the expected date of disposition (December 31, 2001)

(3) The Company originally received funding from the Rhode Island Partnership for Science and Technology (RIPSAT) for purposes of conducting ECT activities conditioned upon maintaining the operation within the state. RIPSAT claimed that the Company's decision to exit ECT activities and close the Rhode Island operation was in violation of the funding arrangement and that the Company was obligated to return a portion of the funding proceeds. Although the Company disputed these claims, during the fourth quarter of 1999, management determined it was in the best interest of the Company to settle the issue.

(4) The Company held an auction to sell all ECT fixed assets. Proceeds from that sale resulted in a loss, which was related to machinery and equipment ($292,000), and furniture and fixtures ($26,000).

(5) The write-down of the pilot plant was based on an independent property appraisal.

                                STEMCELLS, INC.

                               DECEMBER 31, 2000

3. WIND-DOWN OF ENCAPSULATED CELL TECHNOLOGY RESEARCH AND DEVELOPMENT PROGRAM (CONTINUED)
    Property held for sale at December 31, 2000 and 1999, consisted of $3.2 million relating to the Company's pilot plant facility located in Lincoln, Rhode Island. The company suspended depreciation of these assets in 1999. The balance reflected the $300,000 write-down included as part of the additional wind-down expenses recognized in accordance with Financial Accounting Standards Board Statement 121, which requires that long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying value of the asset may not be recoverable. There were no such assets at December 31, 1998.

4.  STEMCELLS CALIFORNIA, INC.

    In September 1997, a merger of a wholly owned subsidiary of the company and StemCells California, Inc. was completed. As part of the acquisition of StemCells, Richard M. Rose, M.D., became President, Chief Executive Officer and director of the Company and Dr. Irving Weissman became a director of the Company. Upon consummation of the merger, the Company entered into consulting arrangements with the principal scientific founders of StemCells: Dr. Irving Weissman, Dr. Fred H. Gage and Dr. David Anderson. Additionally, in connection with the merger, the Company was granted an option by the former shareholders of StemCells to repurchase 500,000 of the Company's shares of Common Stock exchanged for StemCells shares, upon the occurrence of certain events. To attract and retain Drs. Rose, Weissman, Gage and Anderson, and to expedite the progress of the Company's stem cell program, the Company awarded these individuals options to acquire a total of approximately 1.6 million shares of the Company's common stock, at an exercise price of $5.25 per share, the quoted market price at the grant date. The Company also designated a pool of 400,000 options to be granted to persons in a position to make a significant contribution to the success of the stem cell program. Under the original grants, approximately 100,000 of these options were exercisable immediately on the date of grant, 1,031,000 of these options would vest and become exercisable only upon the achievement of specified milestones related to the Company's stem cell development program and the remaining 468,750 options would vest over eight years. In connection with the 468,750 options issued to a non-employee, Dr. Anderson, the Company recorded deferred compensation of $1,750,000, the fair value of such options at the date of grant, which will be amortized over an eight-year period. The fair value was determined using the Black-Scholes method.

    Effective October 31, 2000, the Company agreed with Drs. Weissman and Gage to revise their 468,750 milestone-vesting stock options to time-based vesting, on the same schedule as Dr. Anderson's option. Under each of the revised options, 168,750 shares vested immediately, and the remaining 300,000 shares will vest at 50,000 per year on September 25, until September 25, 2005, when the final 100,000 shares will vest. The exercise price remains $5.25 per share. The Company recorded $1,647,000 as compensation expense for the fair market value of the vested portion of such options in an amount determined using the Black-Scholes method. The deferred compensation expense associated with the unvested portion of the grants was determined to be approximately $1,338,000. As part of the revision of the options, Drs. Weissman and Gage relinquished all rights under an agreement. These individuals had the right to license the non-brain stem cell technology in exchange for a payment to the Company equal to all prior funding for such research plus royalty payments. We plan to revalue the options using the Black-Scholes method on a quarterly basis and recognize additional compensation expense accordingly.

                                STEMCELLS, INC.

                               DECEMBER 31, 2000

5.  INVESTMENTS

    In October 1997, the Company completed a series of transactions, which resulted in the establishment of its previously 50%-owned Swiss subsidiary, Modex Therapeutics, Ltd., (Modex) as an independent company.

    In April 1998, Modex completed an additional equity offering, in which the Company did not participate. This resulted in a reduction in the Company's ownership to less than 20% ownership; therefore, the Company accounted for this investment under the cost method from that date.

    At December 31, 2000 the Company owned 126,193 shares of Modex. Modex completed an initial public offering of shares on the Swiss Exchange on June 23, 2000. Accordingly, with an established market value, the investment is recorded as available-for-sale at a fair market value of $16,356,334 as at December 31, 2000. The unrealized gain was reported as other comprehensive income in the statement of stockholders' equity.

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

6.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of the following:

                                                            DECEMBER 31,
                                                       -----------------------
                                                          2000         1999
                                                       ----------   ----------
Building and improvements............................  $  703,095   $  665,890
Machinery and equipment..............................   1,766,448    1,691,136
Furniture and fixtures...............................     188,736      219,260
                                                       ----------   ----------
                                                        2,658,279    2,576,286
Less accumulated depreciation and amortization.......  (1,207,218)    (828,401)
                                                       ----------   ----------
                                                       $1,451,061   $1,747,885
                                                       ==========   ==========

    Depreciation expense was $451,000, $1,436,000, and $1,720,000 for the years ending December 31, 2000, 1999 and 1998, respectively.

    As part of restructuring our operations, sale of our encapsulated cell technology ("ECT"), and relocation of our corporate headquarters to Sunnyvale, California, we identified fixed assets associated with the ECT or otherwise no longer needed. In December of 1999, we disposed of these excess fixed assets, realizing proceeds of approximately $746,000. These assets had a net book value of approximately $1,063,000 after a write-down of 800,000, which was based on an estimate of expected sale proceeds.

    Certain property, plant and equipment have been acquired under capital lease obligations. These assets totaled $5,827,000 at December 31, 2000 and 1999, respectively, with related accumulated amortization of $2,747,000 at December 31, 2000 and 1999, respectively. As a result of the Company's

                                STEMCELLS, INC.

                               DECEMBER 31, 2000

6. PROPERTY, PLANT AND EQUIPMENT (CONTINUED) decision to exit ECT and relocate to Sunnyvale, California, this property has been classified as held for sale.

7.  OTHER ASSETS

    Other assets are as follows:

                                                            DECEMBER 31,
                                                       -----------------------
                                                          2000         1999
                                                       ----------   ----------
Patents, net.........................................  $  629,203   $  708,823
License agreements, net..............................     669,000      282,750
Security deposit--building lease.....................     750,000      750,000
Deposit--other.......................................      16,321           --
Deferred financing costs, net........................     109,388      117,195
                                                       ----------   ----------
                                                       $2,173,912   $1,858,768
                                                       ==========   ==========

    At December 31, 2000 and 1999, accumulated amortization was $1,140,000 and $857,000, respectively, for patents and license agreements.

8.  ACCRUED EXPENSES

    Accrued expenses are as follows:

                                                             DECEMBER 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
External services.......................................  $219,051   $ 97,439
Employee compensation...................................   109,007    306,342
Collaborative research..................................        --    222,140
Other...................................................   509,300    344,625
                                                          --------   --------
                                                          $837,358   $970,546
                                                          ========   ========

9.  LEASES

    The Company has undertaken direct financing transactions with the State of Rhode Island and received proceeds from the issuance of industrial revenue bonds totaling $5,000,000 to finance the construction of its pilot manufacturing facility. The related leases are structured such that lease payments will fully fund all semiannual interest payments and annual principal payments through maturity in August 2014. Fixed interest rates vary with the respective bonds' maturities, ranging from 5.1% to 9.5%. The bonds contain certain restrictive covenants which limit, among other things, the payment of cash dividends and the sale of the related assets. In addition, the Company was required to maintain a debt service reserve until December 1999. On March 3, 2000 the Company entered into a settlement agreement with RIPSAT, the Rhode Island Industrial Recreational Building Authority ("IRBA") and the Rhode Island Industrial Facilities Corporation ("RIIFC"). The Company agreed to pay RIPSAT $1,172,000 in full satisfaction of all obligations of the Company to RIPSAT under the

                                STEMCELLS, INC.

                               DECEMBER 31, 2000

9.  LEASES (CONTINUED)
Funding Agreement dated as of June 22, 1989. On execution and delivery of this Agreement, IRBA agreed to return to the Company the full amount of the Company's debt serve reserve ("Reserve Funds") of approximately $610,000 of principal and interest, relating to the bonds the Company has with IRBA and RIIFC. In order to avoid the loss of interest on the Reserve Funds due to early termination of certain investments, the parties agreed that the Company would render a net payment to RIPSAT in the amount of approximately $562,000.

    The Company entered into a fifteen-year lease for a laboratory facility in connection with a sale and leaseback arrangement in 1997. The lease has a rent escalation clause and accordingly, the Company is recognizing rent expense on a straight line basis. At December 31, 2000, the Company has $705,746 in deferred rent expense.

    As of February 1, 2001, the Company entered into a 5-year lease for a 40,000 square foot facility located in the Stanford Research Park in Palo Alto, CA. The new facility includes vivarium space, laboratories, offices, and a GMP (Good Manufacturing Practices) suite. GMP facilities can be used to manufacture materials for clinical trials. The rent will average approximately
$3.15 million per year over the term of the lease.

    As of December 31, 2000, future minimum lease payments under operating and capital leases and principal payments on equipment loans are as follows:

                                           CAPITAL      OPERATING     SUBLEASE
                                            LEASES       LEASES        INCOME
                                          ----------   -----------   ----------
2001....................................  $  589,217   $ 3,584,061   $  295,854
2002....................................     519,719     2,392,988      400,658
2003....................................     436,909     4,568,274      395,676
2004....................................     425,713     4,677,197      416,507
2005....................................     412,587     4,789,388      437,338
Thereafter..............................   2,311,577     8,797,417      130,761
                                          ----------   -----------   ----------
Total minimum lease payments............   4,695,722   $28,809,325   $2,076,794
                                          ==========   ===========
Less amounts representing interest......   1,758,639
Present value of minimum lease
  payments..............................   2,937,083
Less current maturities.................     332,083
                                          ----------
Capitalized lease obligations, less
  current maturities....................  $2,605,000
                                          ==========

    Rent expense for the years ended December 31, 2000, 1999 and 1998, was $1,111,000, $947,000 and $1,052,000, respectively.

10.  STOCKHOLDERS' EQUITY

SALE OF COMMON STOCK

    On August 3, 2000, the Company completed a $4 million common stock financing transaction with Millennium Partners, LP (the "Fund"). StemCells received
$3 million of the purchase price at the

                                STEMCELLS, INC.

                               DECEMBER 31, 2000

10.  STOCKHOLDERS' EQUITY (CONTINUED)
closing and received the remaining $1 million upon effectiveness of a registration statement covering the shares owned by the Fund. The Fund purchased the Company's common stock and warrants at $4.33 per share. As set forth in an adjustable warrant issued to the Fund on the closing date, the Fund may be entitled to receive additional shares of common stock on eight dates beginning six months from the closing and every three months thereafter. The adjustable warrant may be exercised at any time prior to the thirtieth day after the last of such dates. The number of additional shares the Fund may be entitled to on each date will be based on the number of shares of common stock the Fund continues to hold on each date and the market price of the Company's common stock over a period prior to each date. The exercise price per share under the adjustable warrant is $0.01. Such warrants provide the Fund with the opportunity to acquire additional common shares at a nominal value if the value of the common stock that the Fund holds decreases. The Company will have the right, under certain circumstances, to cap the number of additional shares by purchasing part of the entitlement from the Fund at a purchase price based on the market price of such shares. No portion of the sale proceeds was assigned to the adjustable warrants, as the ultimate number of shares issuable upon exercise of the warrants was not determinable and the net impact on the Company's equity from any such allocation of proceeds would have been zero. The Fund also received a five-year warrant to purchase up to 101,587 shares of common stock at $4.725 per share. This warrant is callable at any time by StemCells at $7.875 per underlying share. The calculated value of this callable warrant using the Black-Scholes method is $376,888, which was treated as a credit to paid in capital in stockholders' equity. The Company accounts for the sale of the stock and warrants or the exercise of warrants by adding that portion of the proceeds equal to the par value of the new shares to common stock and the balance, including the value of the warrants, to paid in capital. In addition, any repurchase of the shares or warrants by the Company would also be accounted for through paid in capital.

    In the Purchase Agreement governing the August 3, 2000 sale to the Fund, the Company granted the Fund an option to purchase up to an additional $3 million of its common stock and a callable warrant and an adjustable warrant. The Fund can exercise this option in whole or in part at any time prior to August 3, 2001. The price per share of common stock to be issued upon exercise of the option will be based on the average market price of the common stock for a five-day period prior to the date on which the option is exercised. On August 23, 2000, the Fund exercised $1,000,000 of its option to purchase additional common stock. The Fund paid $750,000 of the purchase price in connection with the closing on August 30, 2000, and the Fund paid the remaining $250,000 upon effectiveness of a registration statement covering the shares owned by the Fund. The Fund purchased the Company's common stock at $5.53 per share, which amount was based upon the average market price of the common stock for the five-day period prior to August 23, 2000. An adjustable warrant similar to the one issued on August 3, 2000 was issued to the Fund on August 30, 2000, but was cancelled on November 1, 2000 by agreement of the Company and the Fund. The Fund also received a five -year warrant to purchase up to 19,900 shares of common stock at $6.03 per share. This warrant is callable by the Company at any time at $10.05 per underlying share. The calculated value of this callable warrant using the Black-Scholes method is $139,897, which the Company accounted for as a credit to paid in capital.

    The adjustable warrant contains provisions regarding the adjustment or replacement of the warrants in the event of stock splits, mergers, tender offers and other similar events. The adjustable

                                STEMCELLS, INC.

                               DECEMBER 31, 2000

10.  STOCKHOLDERS' EQUITY (CONTINUED)
warrant also limits the number of shares that can be beneficially owned by the Fund to 9.99% of the total number of outstanding shares of Common Stock.

REDEEMABLE COMMON STOCK

    In November 1996, the Company signed certain collaborative development and licensing agreements with Genentech, Inc, including one under which Genentech purchased 829,171 shares of redeemable common stock for $8.3 million to fund development of products to treat Parkinson's disease. The Agreement also provided that Genentech had the right, at its discretion, to terminate the Parkinson's program at specified milestones in the program, and that if the program were terminated, Genentech had the right to require the Company to repurchase from Genentech the shares of the Company's common stock having a value equal to the amount by which the $8.3 million exceeded the expenses incurred by the Company in connection with such studies by more than $1 million, based upon the share price paid by Genentech. Accordingly, the common stock is classified as redeemable common stock until such time as the related funds are expended. At December 31, 1998, $3,051,000 had been spent on the collaboration with Genentech and, accordingly, the Company has reclassified those common shares and related value to stockholders' equity. On May 21, 1998, Genentech exercised its right to terminate the collaboration and negotiations ensued with respect to the amount of redeemable common stock to be redeemed in accordance with the agreement and the method of such redemption. In March 2000, the Company reached a settlement of this matter with Genentech. Under the settlement agreement, Genentech released the Company from any obligation to redeem any shares of the Company's Common Stock held by Genentech. Accordingly, the Company reclassified the amount currently recorded as Redeemable Common Stock ($5,248,000) to Stockholders' Equity in March 2000. The Company and Genentech also agreed that all of the agreements between them were terminated and that neither had any claim to the intellectual property of the other.

STOCK ISSUED FOR TECHNOLOGY LICENSES

    Under a 1997 License Agreement with NeuroSpheres, Ltd., the Company obtained an exclusive patent license in the field of transplantation. The Company entered into an additional license agreement with NeuroSpheres as of October 31, 2000, under which the Company obtained an exclusive license in the field of non-transplant uses, such as drug discovery and drug testing, so that together the licenses are exclusive for all uses of the technology. The Company made up-front payments to NeuroSpheres of 65,000 shares of its common stock and $50,000, and will make additional cash payments when milestones are achieved in the non-transplant field, or in any products employing NeuroSpheres patents for generating cells of the blood and immune system from neural stem cells.

    The Company also entered into license agreements with the California Institute of Technology and issued 12,800 shares of common stock upon execution of the license agreements. The Company must pay an additional $10,000 upon the issuance of the patent licensed under the relevant agreement

COMMON STOCK ISSUED

    In 1998, the Company entered into an agreement with a Company advisor, under which the advisor prepared a strategic and business overview and provided related implementation support for the Company. The advisor agreed to accept cash and the Company's common stock as partial payment for its services. In 1999, the Company issued the $187,500 of common stock due to the advisor.

                                STEMCELLS, INC.

                               DECEMBER 31, 2000

10.  STOCKHOLDERS' EQUITY (CONTINUED)

SALE OF 6% CUMULATIVE CONVERTIBLE PREFERRED STOCK

    On April 13, 2000 the Company issued 1,500 shares of 6% cumulative convertible preferred stock plus a warrant for 75,000 shares of our common stock to two members of its Board of Directors for $1.500,000 on terms more favorable to the Company than it was then able to obtain from outside investors. The shares are convertible at the option of the holders into common stock at $3.77 per share (based on the face value of the preferred shares). The conversion price may be below the trading market price of the stock at the time of conversion. The Company has valued the beneficial conversion feature reflecting the April 13, 2000 commitment date and the most beneficial per share discount available to the preferred shareholders. Such value was $481,000 and is treated as a deemed dividend as of the commitment date. The holders of the preferred stock have liquidation rights equal to their original investment plus accrued but unpaid dividends.

STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS

    The Company has adopted several stock plans that provide for the issuance of incentive and nonqualified stock options, performance awards and stock appreciation rights, at prices to be determined by the Board of Directors, as well as the purchase of Common Stock under an employee stock purchase plan at a discount to the market price. In the case of incentive stock options, such price will not be less than the fair market value on the date of grant. Options generally vest ratably over four years and are exercisable for ten years from the date of grant or within three months of termination. At December 31, 2000, the Company had reserved 3,828,371 shares of common stock for the exercise of stock options.

    The following table presents the combined activity of the Company's stock option plans (exclusive of the plans noted below) for the years ended December 31:

                                            2000                         1999                         1998
                                 --------------------------   --------------------------   ---------------------------
                                                WEIGHTED                     WEIGHTED                      WEIGHTED
                                                AVERAGE                      AVERAGE                       AVERAGE
                                  OPTIONS    EXERCISE PRICE    OPTIONS    EXERCISE PRICE    OPTIONS     EXERCISE PRICE
                                 ---------   --------------   ---------   --------------   ----------   --------------
Outstanding at January 1.......    939,335       $2.65        1,654,126        $3.62        2,446,573        $7.48
Granted........................  2,485,090        4.08          536,078         1.08        1,174,118         1.70
Exercised......................   (540,927)       1.015        (604,362)        1.50          (11,012)         .12
Canceled.......................   (166,532)       4.77         (646,507)        5.31       (1,955,553)        7.08
                                 ---------       ------       ---------        -----       ----------        -----
Outstanding at December 31.....  2,716,966        4.32          939,335        $2.65        1,654,126        $3.62
                                 =========       ======       =========        =====       ==========        =====
Options exercisable at
  December 31..................    731,523       $4.01          594,216        $3.44        1,108,936        $4.33
                                 =========       ======       =========        =====       ==========        =====

    In addition to the options noted above, in conjunction with the StemCells California merger, StemCells California options originally issued under a prior StemCells California options plan were exchanged for options to purchase 250,344 shares of the Company's common stock at $.01 per share; 96,750 of these options vest and become exercisable only upon achievement of specified milestones, and the remaining 78,210 options vest over three years from the date of grant. Additionally, the Company adopted the 1997 StemCells, Inc. StemCells California Research Stock Option Plan (the StemCells California Research Plan) whereby an additional 2,000,000 shares of Common Stock have

                                STEMCELLS, INC.

                               DECEMBER 31, 2000

10.  STOCKHOLDERS' EQUITY (CONTINUED)
been reserved. During 1997, the Company awarded options under the StemCells Research Plan to purchase 1.6 million shares of the Company's common stock to the Chief Executive Officer and scientific founders of StemCells at an exercise price of $5.25 per share; approximately 100,000 of these options were exercisable immediately, 1,031,000 of these options vest and become exercisable only upon achievement of specified milestones and the remaining 469,000 options vest over eight years. For the year 2000 the options have been incorporated into the number of options granted so as to be reflected in the total of options outstanding as of December 31, 2000

FAS 123 DISCLOSURES

    The Company has adopted the disclosure provisions only of Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("FAS 123") and accounts for its stock option plans in accordance with the provisions of APB 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES.

    The following table presents weighted average price and life information about significant option groups outstanding at December 31, 2000:

                                                    OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                            ------------------------------------   ----------------------
                                                           WEIGHTED
                                                            AVERAGE     WEIGHTED                 WEIGHTED
                                                           REMAINING    AVERAGE                  AVERAGE
RANGE OF                                      NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
EXERCISE PRICES                             OUTSTANDING   LIFE (YRS.)    PRICE     EXERCISABLE    PRICE
- ---------------                             -----------   -----------   --------   -----------   --------
Less than $5.00...........................     944,216        8.68      $ 2.063      370,023      $ 1.53
$5.01 - $10.00............................   1,691,750        6.87        5.26       280,500        5.27
Greater than $10.00.......................      81,000        1.30       11.03        81,000       11.03
                                             ---------                               -------
                                             2,716,966                               731,523
                                             =========                               =======

    Pursuant to the requirements of FAS 123, the following are the pro forma net loss and net loss per share amounts for 2000, 1999, and 1998, as if the compensation cost for the option plans and the stock purchase plan had been determined based on the fair value at the grant date for grants in 2000, 1999, and 1998, consistent with the provisions of FAS 123:

                                  2000                          1999                          1998
                       ---------------------------   ---------------------------   ---------------------------
                       AS REPORTED     PRO FORMA     AS REPORTED     PRO FORMA     AS REPORTED     PRO FORMA
                       ------------   ------------   ------------   ------------   ------------   ------------
Net loss.............  $(11,125,477)  $(12,160,752)  $(15,708,626)  $(15,764,569)  $(12,627,830)  $(14,919,389)
Net loss per share...  $       (.58)  $       (.62)  $       (.84)  $       (.84)  $       (.69)  $       (.82)

    The weighted average fair value per share of options granted during 2000, 1999 and 1998 was $4.13, $.82 and $3.40, respectively. The fair value of options and shares issued pursuant to the stock

                                STEMCELLS, INC.

                               DECEMBER 31, 2000

10.  STOCKHOLDERS' EQUITY (CONTINUED)
purchase plan at the date of grant were estimated using the Black-Scholes model with the following weighted average assumptions:

                                                     OPTIONS                            STOCK PURCHASE PLAN
                                       ------------------------------------      ---------------------------------
                                         2000          1999          1998          2000       1999          1998
                                       --------      --------      --------      --------   --------      --------
Expected life (years)................     5             5             5            N/A          .5            .5
Interest rate........................     6.5%          5.5%          5.2%         N/A         5.0%          4.6%
Volatility...........................   167.8          96.7%         63.5%         N/A        96.7%         63.5%

    The Company has never declared nor paid dividends on any of its capital stock and does not expect to do so in the foreseeable future. On August 04, 1999 the board suspended the 1992 Employee Stock Purchase Plan.

    The effects on pro forma net loss and net loss per share of expensing the estimated fair value of stock options and shares issued pursuant to the stock purchase plan are not necessarily representative of the effects on reporting the results of operations for future years. As required by FAS 123, the Company has used the Black-Scholes model for option valuation, which method may not accurately value the options described.

STOCK WARRANTS

    The Company issued warrants to purchase 8,952 shares of common stock in conjunction with the StemCells California merger, warrants to purchase 31,545 shares in conjunction with various equipment leasing agreements, and warrants to purchase 434,500 shares in connection with a public offering of common stock in April 1995. All of these expired at various dates in 2000.

COMMON STOCK RESERVED

    The Company has the following shares of common stock reserved for the exercise of options, warrants and other contingent issuances of common stock.

Shares reserved for exercise of stock options...............  3,828,371
Shares reserved for warrants................................  2,292,625
StemCell option conversions.................................    250,344
                                                              ---------
Total.......................................................  6,371,340
                                                              =========

11.  RESEARCH AGREEMENTS

    In November 1997, StemCells California, Inc., a wholly owned subsidiary of the Company, signed a Research Funding and Option Agreement with The Scripps Research Institute ("Scripps") relating to certain stem cell research. Under the terms of the Agreement, StemCells agreed to fund research in the total amount of approximately $931,000 at Scripps over a period of three years. StemCells paid Scripps approximately $307,000 in 1998, $309,000 in 1999, and $225,739 in 2000.
In addition, the Company agreed to issue to Scripps 4,837 shares of the Company's common stock and a stock option to purchase 9,674 shares of the Company's Common Stock with an exercise price of $.01 per share

                                STEMCELLS, INC.

                               DECEMBER 31, 2000

11.  RESEARCH AGREEMENTS (CONTINUED)
upon the achievement of specified milestones. Under the Agreement, StemCells has an option for an exclusive license to the inventions resulting from the sponsored research, subject to the payment of royalties and certain other amounts, and is obligated to make payments totaling $425,000 for achievement of certain milestones.

    In March 1995, the Company signed a collaborative research and development agreement with AstraZeneca for the development and marketing of certain encapsulated-cell products to treat pain. AstraZeneca made an initial, nonrefundable payment of $5,000,000, included in revenue from collaborative agreements in 1995, a milestone payment of $3,000,000 in 1997 and was to remit up to an additional $13,000,000 subject to achievement of certain development milestones. Under the agreement, the Company was obligated to conduct certain research and development pursuant to a four-year research plan agreed upon by the parties. Over the term of the research plan, the Company originally expected to receive annual payments of $5 million to $7 million from AstraZeneca, which was to approximate the research and development costs incurred by the Company under the plan. Subject to the successful development of such products and obtaining necessary regulatory approvals, AstraZeneca was obligated to conduct all clinical trials of products arising from the collaboration and to seek approval for their sale and use. AstraZeneca had the exclusive worldwide right to market products covered by the agreement. Until the later of either the expiration of all patents included in the licensed technology or a specified fixed term, the Company was entitled to a royalty on the worldwide net sales of such products in return for the marketing license granted to AstraZeneca and the Company's obligation to manufacture and supply products. AstraZeneca had the right to terminate the original agreement beginning April 1, 1998. On June 24, 1999, AstraZeneca informed the Company of the results of AstraZeneca's analysis of the double-blind, placebo-controlled trial of the Company's encapsulated bovine cell implant for the treatment of severe, chronic pain in cancer patients. AstraZeneca determined that, based on criteria it established, the results from the 85-patient trial did not meet the minimum statistical significance for efficacy established as a basis for continuing worldwide trials for the therapy. AstraZeneca therefore indicated that it did not intend to continue the trials of the bovine cell-containing implant therapy and executed its right to terminate the agreement. The Company has no additional funding obligations with AstraZeneca.

    The Company has entered into other collaborative research agreements whereby the Company funds specific research programs. Pursuant to such agreements, the Company is typically granted rights to the related intellectual property or an option to obtain such rights on terms to be agreed, in exchange for research funding and specified royalties on any resulting product revenue. The Company's principal academic collaborations had been with Brown University and Dr. Aebischer and Centre Hospitalier Universitaire Vaudois in Switzerland. However, with the termination of the Company's encapsulated cell technology program and its new focus on the stem cell field, its principal academic collaborations are now with Scripps Institute and the Oregon Health Science University. Research and development expenses incurred under these collaborations amounted to approximately $314,000, $868,000, and $1,259,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The Company has no other significant collaborative research funding obligations.

                                STEMCELLS, INC.

                               DECEMBER 31, 2000

12.  INCOME TAXES

    Due to net losses incurred by the Company in each year since inception, no provision for income taxes has been recorded. At December 31, 2000, the Company had tax net operating loss carry forwards of $110,000,000 and research and development tax credit carry forwards of $4,100,000, which expire in the years 2004 through 2020. Utilization of the Company's net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

    Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                          DECEMBER 31,
                                                   ---------------------------
                                                       2000           1999
                                                   ------------   ------------
Deferred tax assets:
  Capitalized research and development costs.....  $  6,000,000   $  4,331,000
  Net operating losses...........................    44,000,000     38,478,000
  Research and development credits...............     4,260,000      4,035,000
  Other..........................................     1,020,000        928,000
                                                   ------------   ------------
                                                     55,280,000     47,772,000

Deferred tax liabilities:
  Unrealized gain on investment..................    (6,543,000)            --
  Patents........................................      (127,000)      (246,000)
  Valuation allowance............................   (48,610,000)   (47,526,000)
                                                   ------------   ------------
Net deferred tax assets..........................  $         --   $         --
                                                   ============   ============

    Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $6,272,000 during 1999, and $5,459,000 during 1998.

13.  EMPLOYEE RETIREMENT PLAN

    The Company has a qualified defined contribution plan covering substantially all employees. Participants are allowed to contribute a fixed percentage of their annual compensation to the plan and the Company may match a percentage of that contribution. The Company matches 50% of employee contributions, up to 6% of employee compensation, with the Company's common stock. The related expense was $33,000, $103,000, and $146,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

14.  SUBSEQUENT EVENTS (UNAUDITED)

    As of February 1, 2001, the Company entered into a 5-year lease for a 40,000 square foot facility located in the Stanford Research Park in Palo Alto, California. The new facility includes animal space, laboratories, offices, and a GMP (Good Manufacturing Practices) suite. GMP facilities can be used to manufacture materials for clinical trials. The rent will average approximately $3.15 million per year over the term of the lease. The Company continues to lease the facilities in Lincoln, Rhode Island

                                STEMCELLS, INC.

                               DECEMBER 31, 2000

14. SUBSEQUENT EVENTS (UNAUDITED) (CONTINUED) obtained in connection with its former encapsulated cell technology, but has now succeeded in subleasing parts of those facilities: the 3,000 square-foot cell processing facility and approximately one-third of its former scientific and administrative facility ("SAF"). The Company continues to seek to sublet the remainder of the approximately 65,000 square foot SAF and the 21,000 square-foot pilot manufacturing facility, or to assign or sell its interests in these properties. There can be no assurance however, that we will be able to dispose of these properties in a reasonable time, if at all.

    In February 2001, the Company was awarded a two-year, $300,000 per year grant from the NIH's Small Business Innovation Research (SBIR) office. The grant, which will support joint work with virologist Dr. Jeffrey Glenn at Stanford University, is aimed at characterizing the human cells that can be infected by human hepatitis viruses and to develop a small animal model using the cells that are most infectable by these viruses to develop screening assays and identify novel drug for the disease.

    On January 9, 2001, the Company sold 22,616 Modex shares for a net price of
182.00 Swiss francs per share, which converts to $112.76 per share, for total proceeds of $2,550,000. In connection with this sale, the Company agreed not to resell any more of its Modex shares until April 12, 2001. On March 07, 2001 the market price of Modex stock was 145.00 Swiss francs which converts to $84.31 using exchange rates on that date, which represents an estimated fair market value of $8,732,797 for the remaining shares. If the Company were to seek to liquidate all or part of the remaining 103,577 Modex shares, the proceeds would depend on the share price and foreign currency exchange rates at the time of conversion.

                                STEMCELLS, INC.

                               DECEMBER 31, 2000

15.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                            QUARTER
                                           -----------------------------------------
                                            FIRST      SECOND     THIRD      FOURTH
                                           --------   --------   --------   --------
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
2000:
  Net revenue............................  $    --    $    --    $    --    $    74
  Operating expenses.....................    1,799      1,939      2,553      6,378
  Net Loss...............................   (1,794)      (532)    (2,539)    (6,260)
  Basic and diluted net loss per share
    applicable to common shareholders
    before cumulative effect.............  $ (0.09)   $ (0.04)   $ (0.13)   $ (0.30)
  Cumulative effect of a change in
    accounting principle(1)..............       --         --         --    $ (0.01)
  Net loss per share applicable to common
    shareholders.........................  $ (0.09)   $ (0.04)   $ (0.13)   $ (0.31)
1999:
  Net revenue............................  $ 2,501    $ 2,521    $    --    $    --
  Operating expenses.....................    4,562      4,454      6,690      5,253
  Net Loss...............................   (1,932)    (1,840)    (6,711)    (5,226)
  Basic and diluted net loss per share...  $ (0.10)   $ (0.10)   $ (0.36)   $ (0.27)

- ------------------------

(1) See note 2 to the Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, PROMOTERS AND
         CONTROL

DIRECTORS AND EXECUTIVE OFFICERS

    The following table sets forth the name, age and position of each of our executive officers, key members of management, and directors.

NAME                                          AGE                       POSITION
- ----                                        --------   ------------------------------------------
John J. Schwartz, Ph.D....................     67      Director, Chairman of the Board
Martin M. McGlynn.........................     54      Director, President and Chief Executive
                                                       Officer
Mark J. Levin.............................     50      Director
Roger M. Perlmutter M.D., Ph.D............     48      Director
Irving L. Weissman, M.D...................     61      Director

- ------------------------

- - John J. Schwartz, Ph.D., was elected to the board of directors in December 1998 and was elected Chairman of the board at the same time. He was formerly Senior Vice President and General Counsel of SyStemix, Inc. from 1993 to 1995, and then President and Chief Executive Officer of SyStemix, Inc. from 1995 to 1997. Dr. Schwartz is currently President of Quantum Strategies Management Company, a registered investment advisor located in Atherton, California. Prior to his positions at SyStemix, he served as Assistant Professor and a Vice President and General Counsel at Stanford University in California. Dr. Schwartz graduated from Harvard Law School in 1958 and received his Ph.D. in physics from the University of Rochester in 1966.

- - Martin M. McGlynn joined the company on January 15, 2001 when he was appointed President and Chief Executive Officer of the company and of its wholly-owned subsidiary, StemCells California, Inc. From 1994 until he joined the company, Mr. McGlynn was President and Chief Executive Officer of Pharmadigm, Inc., a privately held company in Salt Lake City, Utah, engaged in research and development in the fields of inflammation and genetic immunization.
  Mr. McGlynn received a bachelor of commerce degree from University College, Dublin, Ireland in 1968, a diploma in industrial engineering from the Irish Institute of Industrial Engineering in 1970, and a diploma in production planning from the University of Birmingham, England in 1971.

- - Mark J. Levin is a founder of the company and has served as a director since the company's inception. From inception until January 1990 and from May 1990 until February 1991, Mr. Levin served as the company's President and acting Chief Executive Officer. From November 1991 until March 1992, he served as Chief Executive Officer of Tularik, Inc., a biotechnology company. From
  August 1991 until August 1993, Mr. Levin was Chief Executive Officer and a director of Focal, Inc., a biomedical company. Mr. Levin is currently the Chairman of the Board and Chief Executive Officer of Millennium Pharmaceuticals, Inc., a biotechnology company. Mr. Levin is also currently on the Board of Directors of Tularik, Inc.

- - Roger M. Perlmutter, M.D., Ph.D., was elected to the board of directors in December 2000. Dr. Perlmutter is Executive Vice President, Research and Development, of Amgen, Inc., a position he has held since January 2001. Prior to joining Amgen, Dr. Perlmutter was Executive Vice President, Worldwide Basic Research and Preclinical Development, Merck Research Laboratories, a division of Merck & Co., Inc., a position he held since August 1999. He joined Merck in February 1997 as Senior Vice President, Merck Research Laboratories, from February 1997 to December 1998 and as Executive Vice President from
  February 1999 to July 1999. Prior to joining Merck, Dr. Perlmutter was a professor in the Departments of Immunology, Biochemistry and Medicine at the University of Washington from January 1991 to January 1997 and served as chairman of the Department of Immunology at the University of Washington from May 1989 to

  January 1997. He also was an Investigator at the Howard Hughes Medical Institute from July 1984 to February 1997. Dr Perlmutter has been a member of the board of directors of The Irvington Institute for Immunological Research since 1997 and of the Institute for Systems Biology since 1999. He also serves as President of the Merck Genome Research Institute, a position he has held since March 2000.

- - Irving L. Weissman, M.D., Director, is the Karel and Avice Beekhuis Professor of Cancer Biology, Professor of Pathology and Professor of Developmental Biology at Stanford University. Stanford has employed Dr. Weissman since
  July 1967, and he has been a Faculty member since January 1969. He has been a full professor of pathology since September 1987, and also of developmental biology since July 1989. Since October 1990, Dr. Weissman has also served as a professor of biology (by courtesy). He has been Chairman of the Stanford University Immunology Program since 1986. Dr. Weissman was a cofounder of SyStemix, Inc., and Chairman of its Scientific Advisory Board. He has served on the Scientific Advisory Boards of Amgen Inc., DNAX and T-Cell
  Sciences, Inc. Dr. Weissman is a member of the National Academy of Sciences and also serves as Chairman of our Scientific Advisory Board. He also serves as Chief Executive Officer and a member of the Board of Managers of Celtrans, LLC.

    Our Restated Certificate of Incorporation and Amended and Restated By-laws provide for the classification of the board of directors into three classes, as nearly equal in number as possible, with the term of office of one class expiring each year. There are no family relationships between any of our directors or executive officers. Our executive officers are elected by, and serve at the discretion of, the board of directors.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth the compensation paid by us to our Chief Executive Officer during the fiscal years ended December 31, 2000, 1999, and 1998 and the two other most highly compensated executive officers who served in such capacities during the fiscal year ended December 31, 2000 but who were not serving in such capacities as of the end of such fiscal year. There were no other persons serving as executive officers at the end of such fiscal year.

                           SUMMARY COMPENSATION TABLE

                                                                                                          AWARDS
                                                       ANNUAL COMPENSATION                        LONG TERM COMPENSATION
                                            ------------------------------------------   ----------------------------------------
                                                                                         RESTRICTED   SECURITIES
                                                                        OTHER ANNUAL       STOCK      UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION        YEAR     SALARY ($)    BONUS ($)   COMPENSATION ($)   AWARDS ($)   OPTIONS (#)   COMPENSATION
- ---------------------------      --------   -----------   ---------   ----------------   ----------   -----------   -------------
George W. Dunbar, Jr. .........    2000         186,538    50,000               --              --       82,031            --
  Acting President and Chief
  Executive Office(1)

Richard M. Rose M.D............    2000         309,632        --               --              --           --            --
  Chief Executive Officer(2)       1999         279,974        --               --              --           --         4,667(3)
                                   1998         286,553        --               --              --      150,000(4)     11,330(5)

Ann Tsukomoto, Ph.D. ..........    2000         159,054        --               --              --           --         4,783(6)
  VP, Scientific Operations

Ronnda Bartel, Ph.D............    2000         129,668        --               --              --           --         3,245(7)
  VP, Scientific Development

- ------------------------------

(1) Mr. Dunbar became Acting President and Chief Executive Officer effective as of February 1, 2000, and resigned from that position effective as of January 15, 2001.

(2) Dr. Rose became Chief Executive Officer on September 26, 1997. Dr. Rose resigned as a director and officer of the company and its wholly owned subsidiary effective as of January 31, 2000.

(3) Represents the personal portion of the use of a company vehicle, as well as $5,000 of fair market value of our matching contributions of common stock to Dr. Rose's account in the company's 401(k) Plan.

(4) Represents the regrant of an option in the original amount of 200,000 shares which was reduced to 150,000 shares as a result of the employee equity incentive repricing plan approved by the Board of Directors on July 10,1998.

(5) Represents $4,666.56 of fair market value of the company matching contributions of common stock to Dr. Rose's account in our 401(k)Plan.

(6) Represents $4,783 of fair market value of the company matching contributions of common stock to Dr. Ann Tsukomoto

(7) Represents $3,245 of fair market value of the company matching contributions of common stock to Dr. Ronnda Bartel

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 09, 2001 by (i) each person known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock, (ii) each director and nominee for director,
(iii) each executive officer named in the Summary Compensation Table and
(iv) all executive officers and directors of the Company as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable, and that there are no other affiliations among the stockholders listed in the table.

                                                                                       PERCENTAGE
                                                                   SHARES               OF CLASS
NAME OF BENEFICIAL OWNER                                     BENEFICIALLY OWNED*   BENEFICIALLY OWNED*
- ------------------------                                     -------------------   -------------------
Donald Kennedy, Ph.D.......................................          10,309(1)                **
Mark J. Levin..............................................         347,775(2)             1.5%
Martin M. McGlynn..........................................              --
Roger Perlmutter, M.D., Ph.D...............................              --                   **
John J. Schwartz, Ph.D.....................................         115,588(3)                **
Irving Weissman, M.D.......................................         291,308(4)             1.3%
George W. Dunbar, Jr.......................................          50,049(5)                **
All directors and executive officers as a group (7
  persons).................................................         815,029                3.6%
Millennium Partners, LP....................................       2,152,393(6)             9.5%

- ------------------------

* All numbers are based on information obtained by questionnaire or filings on Forms 13D or 13G received by the Company.

**  Less than one percent.

(1) Includes 10309 shares issuable upon exercise of stock options exercisable within 60 days.

(2) Includes 37,400 shares issuable upon exercise of stock options exercisable within 60 days. Includes 198,871 shares issuable upon conversion of 6% cumulative convertible preferred shares at the currently applicable conversion price. Does not include a warrant to purchase 37,500 shares exercisable at a price above the current market price. Includes 111,504 shares held outright.

(3) Includes 115,588 shares issuable upon exercise of stock options exercisable within 60 days.

(4) Includes 34,486 shares issuable upon exercise of stock options exercisable within 60 days and 7,160 shares issuable upon exercise of warrants exercisable within 60 days. Includes 198,871 shares issuable upon conversion of 6% cumulative convertible preferred shares at the currently applicable conversion price. Does not include a warrant to purchase 37,500 shares exercisable at a price above the current market price. Includes a total of 50,791 shares owned by trusts for the benefit of Dr. Weissman's children as to which he disclaims beneficial ownership.

(5) Includes 26,031 shares issuable upon exercise of stock options exercisable within 60 days. Includes 24,018 shares held outright. Mr. Dunbar was appointed Acting President and Chief Executive Officer of the Company's wholly owned subsidiary, StemCells California, Inc., effective as of November 8, 1999, and was appointed Acting President and Chief Executive Officer of the Company effective as of February 1, 2000.

(6) Includes 1,054,835 shares held outright. Includes 101,587 shares currently issuable upon the exercise of warrants issued on August 3, 2000. Includes 19,900 shares currently issuable upon the exercise of warrants issued on August 30, 2000. Includes 461,894 if shares currently issuable upon exercise of an option issued on August 3, 2000 to purchase up to $2 million of our Common Stock based upon the market price of the Common Stock at the time of the exercise. Includes 50,808 shares issuable upon the exercise of warrants issuable upon exercise of the afore mentioned option. Includes 463,369 shares issuable upon exercise of an adjustable warrant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Dr. Schwartz, a member and Chairman of the Board of Directors, was retained in July 1998 to serve as a consultant to us rendering strategic business advice and consulting services, including assistance in the negotiation and consummation of strategic collaboration transactions specified by us. Under terms of an agreement dated December 19, 1998, and amended as of July 1, 1999 (the "Letter Agreement") Dr. Schwartz agreed to serve as a Director and Chairman of the Board of Directors of the Company for a term expiring at the 2001 Annual Meeting of Stockholders. The Letter Agreement incorporates certain payments provided for under a consulting services agreement dated July 27, 1998, and amended as of December 19, 1998 (the "Consulting Services Agreement"). As a result, Dr. Schwartz is entitled to a retainer of $192,000 per year plus $1,500 for each Board meeting or Committee meeting (if held at a date and time separate from the Board meeting) physically attended and $500 for each Board meeting or Committee meeting (if held at a date and time separate from the Board meeting) held by conference call, payable quarterly in arrears. Dr. Schwartz is obligated to spend no less than thirty business days per calendar quarter devoted to the performance of his duties under the Letter Agreement. In the event Dr. Schwartz devotes more than thirty business days in any calendar quarter to the performance of his duties, Dr. Schwartz is entitled to receive additional compensation at the rate of $1,500 per day. Under the Letter Agreement, Dr. Schwartz was granted a stock option covering 40,000 shares of Common Stock that vests in equal portions on the last day of each of the 29 months of the term of the Letter Agreement. By virtue of provisions incorporated from the Consulting Services Agreement, Dr. Schwartz also holds an option to purchase 76,000 shares of the Company's Common Stock at $1.281 per share, the fair market value of the Company's Common Stock at the time the option was granted, vesting at a rate of 3,167 shares per month for the ensuing 23 months after the date of the grant, with a final vesting of 3,159 shares in the 24th month, plus another option to purchase 48,000 shares of Common Stock at the then current fair market value of the Company's Common Stock on July 27, 1999, vesting at a rate of 2,000 shares per month. In the event Dr. Schwartz ceases to be Chairman of the Board of Directors, either as a result of an affirmative vote of the Board of Directors for reasons other than cause or due to his disability or his resignation from such position, but remains a Director, his cash compensation and remaining unvested portion of the 40,000-share time-based stock option will be reduced to the then current rate for a Director of the Company, plus $5,000 per month pursuant to the Consulting Services Agreement. In the event
Dr. Schwartz ceases to be Chairman of the Board of Directors, either as a result of an affirmative vote of the Board of Directors for reasons other than cause or due to his disability or his resignation from such position, and then he resigns as a Director or is removed as a Director pursuant to the Company's By-laws, the Company shall have no further obligation to pay cash compensation to Dr. Schwartz under the Letter Agreement but he would receive $5,000 per month pursuant to the Consulting Services Agreement. Dr. Schwartz shall have one year from such date to exercise the vested portion of the 40,000-share time-based option and any unvested portion of that option shall lapse. In the event Dr. Schwartz is removed from his positions as Director and Chairman of the Board of Directors for cause, as defined in the Letter Agreement, the Company shall have no further obligation to pay cash compensation to Dr. Schwartz under the Letter Agreement, any unvested portion of the 40,000-share time-based option shall lapse and the exercise of any vested portion shall be governed by the terms of the Company's 1992 Equity Incentive Plan. The termination of the Letter Agreement for any reason shall have no effect on the Consulting Services Agreement, which had an initial term through July 27, 2000 and was renewed on a month-to-month basis, and Dr. Schwartz shall serve as a consultant to the Company rendering strategic business advice and counseling services, including assistance in the negotiation and consummation of strategic collaboration transactions specified by the Company as provided therein. At a meeting of the Board on February 23, 2000, in order to conserve cash and demonstrate his continuing confidence in the Company's future, the Board of Directors, upon the suggestion of Dr. Schwartz, approved a resolution revising the compensation arrangement between Dr. Schwartz and the Company, for the period commencing January 1, 2000. Under this resolution, Dr. Schwartz waives any and all cash payments which may accrue to him for his retainer, monthly and meeting fees, and agrees to take, in lieu of such cash payments, compensation in the form of options to purchase shares of the Company's common stock at below-market prices ($0.25 per share). To effectuate the intention of Dr. Schwartz and other members of the Board to change the form but not the amount of compensation, Dr. Schwartz will be granted options covering a number of shares of the Company's common stock such that the difference between the aggregate exercise price of such options and the aggregate market value of the shares underlying such options (using the closing price of the Company's common stock for the date of the subject Board or Committee meeting (if such Committee meeting is not held contemporaneously with a Board meeting) or, with respect to the quarterly or monthly retainer payments of $33,000 and $5,000 respectively, the closing price for the last business day of the quarter or month) is equal to the compensation he is entitled to receive. All options so issued to Dr. Schwartz vest immediately. The Consulting Services Agreement expired under its terms on July 27, 2000 and the board of directors renewed it on a month-to-month basis on September 19, 2000.

    Dr. Weissman, a member of the Board of Directors, was retained in September 1997 to serve as a consultant to us. Pursuant to his Consulting Agreement, Dr. Weissman has agreed to provide consulting services to us and serve on our Scientific Advisory Board. We agreed to pay Dr. Weissman $50,000 per year for his services and granted him an option to purchase 500,000 shares of Common Stock for $5.25 per share, of which 31,250 shares vested at the date of grant. Originally, the remainder of the option would have vested upon the occurrence of certain milestones related to the Company's stem cell research program and in the event of certain changes of control. We agreed to amend the option on October 27, 2000 so that the shares would become exercisable over eight years from the original grant date (so the option is currently exercisable for 200,000 shares) or in the event of certain changes of control. We have recorded a compensation expense of $823,759 during the fourth quarter of 2000 as a result of this change in the vested portion of the option. The deferred compensation expense associated with the unvested portion of the grants was recorded as $669,116. We plan to revalue the options using the Black-Scholes method on a quarterly basis and recognize additional compensation expense accordingly. The Company also agreed to nominate Dr. Weissman for a position on the Board of Directors. The Consulting Agreement contains confidentiality, noncompetition, and assignment of invention provisions and is for a term of fifteen years, subject to earlier termination by us for cause or frustration of purpose and earlier termination by Dr. Weissman for good reason. Dr. Weissman initially received no compensation as a member of the Board of Directors or for attending meetings of the Board or its committees or meetings of our Scientific Advisory Board, but was reimbursed for reasonable expenses he incurred in attending such meetings. In December 2000, we agreed with Dr. Weissman that we would pay him the same compensation paid to other members of the Board.

    Martin McGlynn joined the company as President and Chief Executive Officer on January 15, 2001. Under the terms of an agreement between Mr. McGlynn and us, Mr. McGlynn is entitled to an annual base salary of $275,000 per year, reviewable annually by the Board of Directors, and a bonus, in the Board's sole discretion, of up to 25% of his base salary. Mr. McGlynn was granted an option to purchase 400,000 shares of Common Stock with an exercise price equal to the fair market value of the Common Stock on the date of his employment. One-fourth of these options will vest on the first anniversary of his employment and the remaining three-fourths will vest in equal monthly installments during his second through fourth years of employment. The Board may, in its sole discretion, grant Mr. McGlynn a bonus option to purchase up to an additional 25,000 shares. The vesting under the option is subject to acceleration in the event of certain changes of control. We also agreed to pay Mr. McGlynn a $50,000 relocation bonus and reimburse him for relocation expenses. Our agreement with Mr. McGlynn provides that if his employment is terminated by the Company without cause or by Mr. McGlynn for good reason, he will be entitled to severance payments equal to one year's base salary and he will receive healthcare benefits under our plans for one year after termination. If Mr. McGlynn's employment is terminated as a result of his disability, he will receive up to six months' base salary. If we terminate Mr. McGlynn's employment for cause or if he resigns, he will not be entitled to any severance or other benefits.

    George W. Dunbar, Jr., Acting President and Chief Executive Officer from February 1, 2000 to January 15, 2001, was a founding member of iCEO, LLC ("iCEO") in September 1999. Mr. Dunbar joined the company as Acting President of StemCells California, Inc., our wholly owned subsidiary, and he held this position until January 15, 2001. Under the terms of two agreements dated as of November 17, 1999 and effective as of November 8, 1999, the first between us and iCEO and the second between us and Mr. Dunbar, Mr. Dunbar agreed to serve as Acting President of StemCells California, Inc., our wholly owned subsidiary. Pursuant to the terms of his agreement with us, Mr. Dunbar was entitled to an annual salary of $175,000 and was granted a stock option to purchase 48,000 shares of our common stock that vested at the rate of 4,000 shares per month commencing on December 6, 1999 and continuing until fully vested so long as he served as Acting President. The vesting under the option was subject to acceleration in the event of certain changes of control. Additionally, the agreement provided that the Board would consider once per quarter the grant of an option for an additional 3,000 shares if it is determined that the services rendered by Mr. Dunbar during the preceding quarter exceeded expectations. The agreement with Mr. Dunbar had no provisions for any severance payments or other benefits upon Mr. Dunbar's resignation or termination. Pursuant to the terms of the agreement between iCEO and us, iCEO was entitled to receive annual compensation of $75,000 for so long as Mr. Dunbar continued to serve in his role as Acting President of StemCells California, Inc. or in any other interim role with the Company. In addition, iCEO was granted a stock option to purchase 48,000 shares of our common stock that vested at the rate of 4,000 shares per month commencing on December 6, 1999 and continuing until fully vested so long as Mr. Dunbar served as Acting President of StemCells California, Inc. or in any other interim role with the company. Additionally, the iCEO agreement provided that the Board would consider once per quarter the grant of an option to iCEO for an additional 3,000 shares if it is determined that the services rendered by Mr. Dunbar during the preceding quarter exceeded expectations. As a member of iCEO, Mr. Dunbar was entitled to receive, once annually, a distribution of his assigned allocable percentage of net taxable income and net long-term gain with respect to the pooled income and gain from shares of stock or exercised options received by iCEO from its clients, including that received from us. When
Mr. Dunbar was appointed Acting President and Chief Executive Officer effective as of February 1, 2000, there was no adjustment to his or iCEO's compensation or stock options. In the event that during the period of his service as Acting President and Chief Executive Officer or within 120 days from the termination of such services, Mr. Dunbar were to become a permanent employee in any capacity, we would be obligated under the iCEO agreement to pay iCEO a fee equal to one-third of the then targeted first year's compensation for Mr. Dunbar. Our agreements with Mr. Dunbar and iCEO expired in November 2000 and at that time we paid Mr. Dunbar a bonus of $50,000 and granted him an immediately exercisable option to purchase 12,031 shares of common stock. We continued to employ
Mr. Dunbar in the same capacity until January 15, 2001 at an annual salary of $250,000, and also granted him an option to purchase 8,000 shares of common stock for each additional month, or pro rata portion of a month, of his employment.

    In April 2000, we sold 750 shares of our 6% cumulative convertible preferred stock plus a warrant to purchase 37,500 shares of our common stock to each of Dr. Weissman and Mr. Levin for $750,000, for a total of $1,500,000, on terms more favorable to us than we were able to obtain from outside investors. The face value of the shares is convertible at the option of the holder into common stock at $3.77 per share. The holders of the preferred stock have liquidation rights equal to their original investments plus accrued but unpaid dividends. The investors would be entitled to make additional investments in our securities on the same terms as those on which we complete offerings of our securities with third parties within 6 months, if any such offerings are completed. If offerings totaling at least $6 million are not completed during the 6 months, the investors have the right to acquire up to a total of 1,126 additional shares of convertible preferred stock the face value of which is convertible at the option of the holder into common stock at $6.33 per share. Any unconverted preferred stock will be converted into common stock on April 13, 2002 in the case of the original stock issued and two years after the first acquisition of any of the additional 1,126 shares, if any are acquired. The warrants expire on April 13, 2005.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (A) DOCUMENTS FILED AS PART OF THIS FORM 10-K.

    (1) Financial Statement Schedules:

    Schedules not included herein are omitted because they are not applicable or the required information appears in the Financial Statements or Notes thereto.

    (2) Exhibits.

EXHIBIT NO.                                                        TITLE OR DESCRIPTION
- -----------                                                        --------------------
3.1*                                           Restated Certificate of Incorporation of the Registrant

3.2++                                          Amended and Restated By-Laws of the Registrant.

4.1*                                           Specimen Common Stock Certificate.

4.2++++                                        Form of Warrant Certificate issued to a certain purchaser of the Registrant's Common Stock in April 1995.

4.3X                                           Warrant to Purchase Common Stock--Mark Angelo

4.4X                                           Warrant to Purchase Common Stock--Robert Farrell

4.5X                                           Warrant to Purchase Common Stock--Joseph Donahue

4.6X                                           Warrant to Purchase Common Stock--Hunter Singer

4.7X                                           Warrant to Purchase Common Stock--May Davis

4.8X                                           Common Stock Purchase Warrant

4.9X                                           Callable Warrant

10.1*                                          Amendment to Registration Rights dated as of February 14,
                                                 1992 among the Registrant and certain of its stockholders.

10.2*                                          Form of at-will Employment Agreement between the Registrant and most of its employees.

10.3*                                          Form of Agreement for Consulting Services between the
                                                 Registrant and members of its Scientific Advisory Board.

10.4*                                          Form of Nondisclosure Agreement between the Registrant and its Contractors.

10.5*                                          Master Lease and Warrant Agreement dated April 23, 1991
                                                 between the Registrant and PacifiCorp Credit, Inc.

10.6*                                          1988 Stock Option Plan.

10.7*                                          1992 Equity Incentive Plan.

10.8*                                          1992 Stock Option Plan for Non-Employee Directors.

10.9**!!!!                                     1992 Employee Stock Purchase Plan.

10.12++                                        Research Agreement dated as of March 16, 1994 between
                                                 NeuroSpheres, Ltd. and Registrant.

10.13++                                        Term Loan Agreement dated as of September 30, 1994 between
                                                 The First National Bank of Boston and Registrant.

10.14++                                        Lease Agreement between the Registrant and Rhode Island
                                                 Industrial Facilities Corporation, dated as of August 1,
                                                 1992.

EXHIBIT NO.                                                        TITLE OR DESCRIPTION
- -----------                                                        --------------------
10.15++                                        First Amendment to Lease Agreement between Registrant and
                                                 The Rhode Island Industrial Facilities Corporation dated
                                                 as of September 15, 1994.

10.17**++++                                    Development, Marketing and License Agreement, dated as of
                                                 March 30, 1995 between Registrant and Astra AB.

10.18++++                                      Form of Unit Purchase Agreement to be executed by the
                                                 purchasers of the Common Stock and Warrants offered in
                                                 April 1995.

10.19+++                                       Form of Common Stock Purchase Agreement to be executed among the Registrant and certain purchasers of the Registrant's
                                                 Common Stock.

10.22###                                       Lease Agreement dated as of November 21, 1997 by and between
                                                 Hub RI Properties Trust, as Landlord, and
                                                 CytoTherapeutics, Inc., as Tenant.

10.24!!                                        CTI individual stockholders option agreement dated as of
                                                 July 10, 1996 among the Company and the individuals listed therein.

10.25!!                                        CTI Valoria option agreement dated of July 10, 1996 between the Company and the Societe Financiere Valoria SA.

10.26!!!                                       Term Loan Agreement dated as of October 22, 1996 between The
                                                 First National Bank of Boston and the Registrant.

10.27***                                       Agreement and Plan of Merger dated as of August 13, 1997
                                                 among StemCells, Inc., the Registrant and CTI Acquisition
                                                 Corp.

10.28***                                       Consulting Agreement dated as of September 25, 1997 between
                                                 Dr. Irving Weissman and the Registrant.

10.29###                                       Letter Agreement among each of Dr. Irving Weissman and Dr.
                                                 Fred H. Gage and the Registrant.

10.32****                                      StemCells, Inc. 1996 Stock Option Plan.

10.33****                                      1997 StemCells Research Stock Option Plan (the "1997 Plan")

10.34****                                      Form of Performance-Based Incentive Option Agreement issued under the 1997 Plan.

10.35###                                       Employment Agreement dated as of September 25, 1997 between
                                                 Dr. Richard M. Rose and the Registrant.

10.38[*]                                       Rights Agreement, dated as of July 27, 1998 between Bank
                                                 Boston, N.A. as Rights Agent and the Registrant.

10.40Section**                                 Consulting Services Agreement dated as of July 27, 1998, as amended December 19, 1998 between Dr. John J. Schwartz and the Registrant.

10.41Section**                                 Letter Agreement dated as of December 19, 1998 between John
                                                 J. Schwartz and the Registrant.

10.42Section**                                 License Agreement dated as of October 27, 1998 between The
                                                 Scripps Research Institute and the Registrant.

10.43Section**                                 License Agreement dated as of October 27, 1998 between The
                                                 Scripps Research Institute and the Registrant.

10.44Section**                                 License Agreement dated as of November 20, 1998 between The
                                                 Scripps Research Institute and the Registrant.

10.45SectionSection**                          Purchase Agreement and License Agreement dated as of
                                                 December 29, 1999 between Neurotech S.A. and the
                                                 Registrant.

EXHIBIT NO.                                                        TITLE OR DESCRIPTION
- -----------                                                        --------------------
10.46**                                        License Agreement dated as of June 1999 between The Scripps
                                                 Research Institute and the Registrant.

10.47**                                        License Agreement dated as of June 1999 between The Scripps
                                                 Research Institute and the Registrant.

10.48X                                         Form of Registration Rights Agreement dated as of July 31,
                                                 2000 between StemCells, Inc. and investors.

10.49X                                         Subscription Agreement dated as of July 31, 2000 between
                                                 StemCells, Inc. and Millennium Partners, L.P.

10.50                                          License Agreement dated as of October 30, 2000 between
                                                 StemCells, Inc. and NeuroSpheres Ltd.

10.51                                          Letter Agreement dated January 2, 2001 between StemCells,
                                                 Inc. and Martin McGlynn.

10.52                                          Lease dated February 1, 2001 between the Board of Trustees of Stanford University and StemCells, Inc.

21X                                            Subsidiaries of the Registrant.

23.1                                           Consent of Ernst & Young LLP, Independent Auditors.

99.1                                           Cautionary Factors Relevant to Forward-Looking Information.

99.2                                           Side Letter dated March 17, 2001 between StemCells, Inc. and
                                                 Oleh S. Hnatiuk regarding NeuroSpheres License Agreement
                                                 dated October 30, 2000.

- ------------------------

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

  SectionSection Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant's current report on Form 8-K on January 14, 2000

  X Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant's Registration Statement on Form S-1, File No. 333-45496.

    (B) CURRENT REPORTS ON FORM 8-K.

None

                                   SIGNATURES

                                                       STEMCELLS, INC.

                                                       By:              /s/ MARTIN MCGLYNN
                                                            -----------------------------------------
                                                                          Martin McGlynn
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

Dated: March 31, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                     SIGNATURES                                   CAPACITY                  DATE
                     ----------                                   --------                  ----
                                                       President and Chief Executive
                 /s/ MARTIN MCGLYNN                      Officer and Director
     -------------------------------------------         (principal executive          March 31, 2001
                   Martin McGlynn                        officer)

                                                       Controller and Acting Chief
                  /s/ GEORGE KOSHY                       Financial officer (prinipal
     -------------------------------------------         financial officer and         March 31, 2001
                    George Koshy                         principal accounting
                                                         officer)

                  /s/ MARK J. LEVIN
     -------------------------------------------       Director                        March 31, 2001
                    Mark J. Levin

             /s/ ROGER PERLMUTTER, M.D.
     -------------------------------------------       Director                        March 31, 2001
               Roger Perlmutter, M.D.

             /s/ JOHN J. SCHWARTZ, PH.D.
     -------------------------------------------       Director, Chairman of the       March 31, 2001
               John J. Schwartz, Ph.D.                   Board

            /s/ IRVING L. WEISSMAN, M.D.
     -------------------------------------------       Director                        March 31, 2001
              Irving L. Weissman, M.D.