Form 10-K/A
period 2000-12-31
STEMCELLS INC
filed 2001-04-30
CIK 883975

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                  FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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


                               3155 PORTER DRIVE
                          PALO ALTO, CALIFORNIA 94304
                   (Address of principal offices) (zip code)



      Registrant's telephone number, including area code:  (650) 475-3100


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

     PROGRAM DESCRIPTION AND OBJECTIVE                           STAGE/STATUS(1)
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

                  STEPS                                      CONSIDERATIONS
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

                  STEPS                                      CONSIDERATIONS
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

                  STEPS                                      CONSIDERATIONS
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

2000                                                              HIGH            LOW
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

1999                                                              HIGH            LOW
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

    The company's sole market risk sensitive instrument is:

                                                                     MARKET VALUE AT     EXPECTED FUTURE
    NO. OF SHARES          DESCRIPTION         ASSOCIATED RISKS     DECEMBER 31, 2000      CASH FLOWS
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

    The following table presents weighted average price and life information about significant option groups outstanding at December 31, 2000:

                                                    OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                            ------------------------------------   ----------------------
                                                           WEIGHTED
                                                            AVERAGE     WEIGHTED                 WEIGHTED
                                                           REMAINING    AVERAGE                  AVERAGE
RANGE OF                                      NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
EXERCISE PRICES                             OUTSTANDING   LIFE (YRS.)    PRICE     EXERCISABLE    PRICE
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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, PROMOTERS AND
         CONTROL

DIRECTORS AND EXECUTIVE OFFICERS

    The following table sets forth the name, age and position of each of our executive officers, key members of management, and directors.


NAME                                          AGE                       POSITION
----                                        --------   ------------------------------------------
John J. Schwartz, Ph.D....................     67      Director, Chairman of the Board
Martin M. McGlynn.........................     54      Director, President and Chief Executive
                                                       Officer
Mark J. Levin.............................     50      Director
Roger M. Perlmutter M.D., Ph.D............     48      Director
Irving L. Weissman, M.D...................     61      Director
Ann Tsukamoto, Ph.D.......................     48      Vice President, Scientific Operations
Ronnda Bartel, Ph.D.......................     42      Vice President, Scientific Development


------------------------

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


    Ann Tsukamoto, Ph.D., joined the Company in November 1997 as Senior Director, Scientific Operations, and was appointed Vice President, Scientific Operations in June 1998. From 1989 until she joined StemCells, Dr. Tsukamoto was employed at SyStemix, Inc., where she served in various research capacities before transitioning to the position of Director of Clinical Science. At SyStemix, Inc., Dr. Tsukamoto assisted in the launch of its clinical research program for the hematopoietic stem cell. She received her Ph.D. degree from the University of California, Los Angeles and did postdoctoral research with Dr. Harold Varmus at the University of California, San Francisco. Dr. Tsukamoto is an inventor on six issued U.S. Patents related to the human hematopoietic stem cell. As of March 5, 2001, Dr. Tsukamoto became a member of the Board of Directors for the Society of Regenerative Medicine and Stem Cell Biology.



    Ronnda Bartel, Ph.D., joined the Company in July 1998, as Senior Director, Cell Development, and was appointed Vice President, Scientific Development of StemCells in April 2000. From 1995 until her employment with the Company, Dr. Bartel was Senior Principal Scientist at Advanced Tissue Sciences Inc., responsible for research, development, and manufacturing of tissue engineered human cell based products. Dr. Bartel was awarded her Ph.D. degree in biochemistry from the University of Kansas, Lawrence and did postdoctoral work with Dr. John Voorhees at the University of Michigan, Ann Arbor.


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

                           SUMMARY COMPENSATION TABLE


                                                                                                          AWARDS
                                                       ANNUAL COMPENSATION                        LONG TERM COMPENSATION
                                            ------------------------------------------   ----------------------------------------
                                                                                         RESTRICTED   SECURITIES
                                                                        OTHER ANNUAL       STOCK      UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION        YEAR     SALARY ($)    BONUS ($)   COMPENSATION ($)   AWARDS ($)   OPTIONS (#)   COMPENSATION
---------------------------      --------   -----------   ---------   ----------------   ----------   -----------   -------------
George W. Dunbar, Jr. .........    2000         186,538    50,000               --              --       36,031            --
  Acting President and Chief       1999                                                                  48,000
  Executive Office(1)

Richard M. Rose M.D............    2000         309,632        --               --              --           --            --
  Chief Executive Officer(2)       1999         279,974        --               --              --           --         4,667(3)
                                   1998         286,553        --               --              --      150,000(4)     11,330(5)

Ann Tsukomoto, Ph.D. ..........    2000         159,054        --               --              --           --         4,783(6)
  VP, Scientific Operations

Ronnda Bartel, Ph.D............    2000         129,668        --               --              --           --         3,245(7)
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


                                                                                       PERCENTAGE
                                                                   SHARES               OF CLASS
NAME OF BENEFICIAL OWNER(1)                                  BENEFICIALLY OWNED*   BENEFICIALLY OWNED*
---------------------------                                  -------------------   -------------------
Donald Kennedy, Ph.D.......................................          10,309(2)                **
Mark J. Levin..............................................         347,775(3)             1.5%
Martin M. McGlynn..........................................              --
Roger Perlmutter, M.D., Ph.D...............................              --                   **
John J. Schwartz, Ph.D.....................................         115,588(4)                **
Irving Weissman, M.D.......................................         291,308(5)             1.3%
George W. Dunbar, Jr.......................................          50,049(6)                **
Ann Tsukamoto, Ph.D........................................          84,521(7)                **
Ronnda Bartel, Ph.D........................................          22,742(8)                **
All directors and executive officers as a group (9
  persons).................................................         815,029                3.6%
Millennium Partners, LP....................................       2,152,393(9)             9.5%


------------------------

* All numbers are based on information obtained by questionnaire or filings on Forms 13D or 13G received by the Company.

**  Less than one percent.


(1) The address of all such persons, except Millenium Partners, LP, is c/o the Company, 3155 Porter Drive, Palo Alto, California 94304. The address of Millenium Partners, LP is 551 Fifth Avenue, New York, New York 10176.



(2) Includes 10,309 shares issuable upon exercise of stock options exercisable within 60 days.



(3) Includes 37,400 shares issuable upon exercise of stock options exercisable within 60 days. Includes 198,871 shares issuable upon conversion of 6% cumulative convertible preferred shares at the currently applicable conversion price. Does not include a warrant to purchase 37,500 shares exercisable at a price above the current market price. Includes 111,504 shares held outright.



(4) Includes 115,588 shares issuable upon exercise of stock options exercisable within 60 days.



(5) Includes 34,486 shares issuable upon exercise of stock options exercisable within 60 days and 7,160 shares issuable upon exercise of warrants exercisable within 60 days. Includes 198,871 shares issuable upon conversion of 6% cumulative convertible preferred shares at the currently applicable conversion price. Does not include a warrant to purchase 37,500 shares exercisable at a price above the current market price. Includes a total of 50,791 shares owned by trusts for the benefit of Dr. Weissman's children as to which he disclaims beneficial ownership.



(6) Includes 26,031 shares issuable upon exercise of stock options exercisable within 60 days. Includes 24,018 shares held outright. Mr. Dunbar was appointed Acting President and Chief Executive Officer of the Company's wholly owned subsidiary, StemCells California, Inc., effective as of November 8, 1999, and was appointed Acting President and Chief Executive Officer of the Company effective as of February 1, 2000.



(7) Includes 84,521 shares issuable upon exercise of stock options exercisable within 60 days.



(8) Includes 22,742 shares issuable upon exercise of stock options exercisable within 60 days.



(9) Includes 1,054,835 shares held outright. Includes 101,587 shares currently issuable upon the exercise of warrants issued on August 3, 2000. Includes 19,900 shares currently issuable upon the exercise of warrants issued on August 30, 2000. Includes 461,894 if shares currently issuable upon exercise of an option issued on August 3, 2000 to purchase up to $2 million of our Common Stock based upon the market price of the Common Stock at the time of the exercise. Includes 50,808 shares issuable upon the exercise of warrants issuable upon exercise of the afore mentioned option. Includes 463,369 shares issuable upon exercise of an adjustable warrant.

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

EXHIBIT NO.                                                        TITLE OR DESCRIPTION
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

EXHIBIT NO.                                                        TITLE OR DESCRIPTION
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

EXHIBIT NO.                                                        TITLE OR DESCRIPTION
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