Form 10-Q
period 2001-03-31
STEMCELLS INC
filed 2001-05-09
CIK 883975

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:
March 31, 2001                              Commission File Number: 0-19871
                                                                    -------



                                 STEMCELLS, INC.
                                 ---------------
             (Exact name of registrant as specified in its charter)

                     DELAWARE                          94-3078125
        (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)             identification No)

                                3155 PORTER DRIVE
                               PALO ALTO, CA 94304
                               -------------------
           (Address of principal executive offices including zip code)

              525 Del Rey Avenue, Suite C, Sunnyvale, CA           94086
           (Former address of principal executive offices)       (zip code)

                                 (650) 475-3100
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|   No  | |

At March 31, 2001 there were 21,458,211 shares of Common Stock, $.01 par value, issued and outstanding.

                                 STEMCELLS, INC.

                                      INDEX

                                                                                          Page Number
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                                      3

         Condensed Consolidated Balance Sheets March 31, 2001 and December 31,                 3
         2000

         Condensed Consolidated Statements of Operations three months ended                    4
         March 31, 2001 and 2000

         Condensed Consolidated Statements of Cash Flows three months ended                    5
         March 31, 2001 and 2000

         Notes to Condensed Consolidated Financial Statements                                  6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results               9
         of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.                          13

PART II. OTHER INFORMATION                                                                    14

Item 1.  Legal Proceedings                                                                    14

Item 4.  Submission of Matters to a Vote of Security-Holders                                  14

Item 6.  Exhibits and Reports on Form 8-K                                                     14

SIGNATURES

PART I - ITEM 1 - FINANCIAL STATEMENTS

STEMCELLS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                MARCH 31, 2001
                                                                                  (UNAUDITED)    DECEMBER 31, 2000
                                                                                -------------    ------------------
Assets
Current assets:
     Cash and cash equivalents                                                   $   4,499,158    $   6,068,947
     Short-term restricted investments                                               8,412,650       16,356,334
     Accrued interest receivable                                                         9,706           16,725
     Prepaid rent                                                                      909,415             --
     Other current assets                                                              473,696          524,509
                                                                                 -------------    -------------
         Total current assets                                                       14,304,625       22,966,515

     Property held for sale                                                          3,203,491        3,203,491
     Property, plant and equipment, net                                              1,442,089        1,451,061
     Other assets net                                                                2,556,457        2,173,912
                                                                                 -------------    -------------

Total assets                                                                     $  21,506,661    $  29,794,979
                                                                                 =============    =============

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                            $     237,856    $     526,191
     Accrued expenses                                                                  785,064          837,358
     Accrued wind-down costs                                                         1,380,947        1,780,579
     Current maturities of capitalized lease obligations                               333,333          332,083
                                                                                 -------------    -------------
Total current liabilities                                                            2,737,200        3,476,211

Capitalized lease obligations, less current maturities                               2,521,250        2,605,000
Deposits                                                                                26,000           26,000
Deferred rent                                                                          760,508          705,746
Stockholders' equity
  Convertible preferred stock, $.01 par value; 1,000,000 shares authorized,
    2,626 designated as 6% Cumulative Convertible Preferred Stock 1,500 shares
    issued and outstanding at March 31, 2000, none at December 31, 2000              1,500,000        1,500,000
  Common stock, $.01 par value; 45,000,000 shares authorized;
    21,458,211 and 20,956,887 shares issued and outstanding at
    March 31, 2001 and December 31, 2000, respectively                                 214,612          209,569
     Additional paid in capital                                                    137,608,696      138,150,067
     Accumulated deficit                                                          (130,229,646)    (130,498,187)
     Accumulated other comprehensive income                                          8,412,650       16,356,334
     Deferred compensation                                                          (2,044,609)      (2,735,761)
                                                                                 -------------    -------------

         Total stockholders' equity                                                 15,461,703       22,982,022
                                                                                 -------------    -------------

         Total liabilities and stockholders' equity                              $  21,506,661    $  29,794,979
                                                                                 =============    =============

See accompanying notes to condensed consolidated financial statements

PART I - ITEM 1 - FINANCIAL STATEMENTS
STEMCELLS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

                                                              THREE MONTHS ENDED
                                                                    MARCH 31,
                                                             2001             2000
                                                         ------------     ------------
Revenue from grants                                       $    100,000    $       --

Operating expenses:
     Research and development                                1,644,257         906,632
     General and administrative                                996,862         657,714
     Wind-down expenses                                           --           234,386
                                                          ------------    ------------
                                                             2,641,119       1,798,732
                                                          ------------    ------------

Loss from operations                                        (2,541,119)     (1,798,732)

Other income (expense):
     Investment income                                          79,041          73,332
     Interest expense                                             --           (68,858)
     Gain on sale of investments                             2,550,230            --
     Other income                                              180,389            --
                                                          ------------    ------------
Total other income, net                                      2,809,660           4,474
                                                          ------------    ------------

Net income (loss)                                         $    268,541    $ (1,794,258)

                                                          ------------    ------------
Basic Earnings Per Share
    Net income (loss) per share                           $       0.01    $      (0.09)
    Shares - basic net income (loss) per
    share                                                   20,989,127      19,329,517
Diluted Earnings Per Share
    Net income (loss) per share                           $       0.01    $      (0.09)
    Shares - diluted income per share                       22,405,358      19,329,517

See accompanying notes to condensed consolidated financial statements.

PART I - ITEM 1 - FINANCIAL STATEMENTS

STEMCELLS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                      2001           2000
                                                                  ------------   ------------
Cash flows from operating activities:
    Net income (loss)                                             $   268,541    ($1,794,258)
    Adjustments to reconcile net income (loss) to net cash used for operating activities:
        Depreciation and amortization                                 142,554        204,449
        Gain on sale of investments                                (2,550,230)          --
        Compensation expense relating to the grant of stock
          options                                                     128,220         43,750
        Net changes in operating assets and liabilities            (1,812,084)    (1,776,812)
                                                                  -----------    -----------
     Net cash used in operating activities                         (3,822,999)    (3,322,870)
                                                                  -----------    -----------


Cash flows from investing activities:
     Proceeds from sale of investments                              2,550,230           --
     Purchase of property, plant and equipment                       (114,734)        (7,542)
     Acquisition of other assets                                     (126,391)          --
     Proceeds from sales of technology                                   --        2,800,000
                                                                  -----------    -----------
     Net cash provided by investing activities                      2,309,105      2,792,458
                                                                  -----------    -----------

Cash flows from financing activities:
     Proceeds from the exercise of stock options and warrants          26,605        352,557
     Principal payments under capitalized lease obligations           (82,500)       (80,000)
                                                                  -----------    -----------
     Net cash provided by (used by) financing activities              (55,895)       272,557
                                                                  -----------    -----------
Net decrease in cash and cash equivalents                          (1,569,789)      (257,855)
Cash and cash equivalents, beginning of period                      6,068,947      4,760,064
                                                                  -----------    -----------

Cash and cash equivalents, end of period                          $ 4,499,158    $ 4,502,209
                                                                  ===========    ===========

Supplemental disclosure of cash flow information:
    Interest paid                                                 $    64,460    $    68,858

See accompanying notes to condensed financial statements.

PART I - ITEM 1. - FINANCIAL STATEMENTS


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2001 and 2000

NOTE 1.  BASIS OF PRESENTATION

       On May 23, 2000, the company's name was changed to Stem Cells, Inc. from CytoTherapeutics, Inc. by vote of the shareholders at the Annual Meeting. The accompanying, unaudited, condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2001.

       The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required for complete financial statements in accordance with accounting principles generally accepted in the United States. For the complete financial statements, refer to the audited financial statements and footnotes thereto as of December 31, 2000, included on form 10-K as amended.

NOTE 2.  NET INCOME (LOSS) PER SHARE

       Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average of common and diluted equivalent stock options and warrants outstanding during the period. We excluded all stock options and warrants from the calculation of diluted loss per common share for the period ended March 31, 2000, because these securities are antidilutive during that period.

NOTE 3.  COMPREHENSIVE LOSS

       The only component of other comprehensive loss is unrealized gains and losses on available for sale securities. For the three months ended March 31, 2001 and 2000, total comprehensive loss was $7,675,143 and $1,794,258 respectively.

NOTE 4.  WIND-DOWN OF ENCAPSULATED CELL TECHNOLOGY RESEARCH AND DEVELOPMENT
         PROGRAM

       As previously reported, in 1999 the Company restructured its operations to abandon all further encapsulated cell technology research and concentrate its resources on the research and development of its proprietary platform of stem cell technologies. The Company relocated its remaining research and development activities and its corporate headquarters to California, and has been seeking to dispose of its former science and administrative and pilot manufacturing facilities in Rhode Island. In December 2000, the company had a reserve of $1,780,000 related to the carrying costs for the Rhode Island facilities through 2001. On February 2001, the Company subleased portions of the facilities and are actively seeking to sublease, assign or sell our remaining interests in the properties. However, there can be no assurance that the Company will be able to dispose of these facilities in a reasonable time, if at all. At March 31,2001 the reserve was $1,381,000.

--------------------------------------------------------------------------------
Reserve as at 12/31/2000        Payments                 Reserve as at 03/31/01
--------------------------------------------------------------------------------
     $1,780,579                 $399,632                       $1,380,947
--------------------------------------------------------------------------------

NOTE 5.  INVESTMENTS

       At March 31, 2001, the Company owned 103,577 shares of Modex Therapeutics Ltd. ("Modex"), a Swiss biotechnology company traded on the Swiss Exchange. On January 9, 2001, the Company sold 22,616 Modex shares for a net price of 182.00 Swiss francs per share, which converts to $112.76 per share, for total proceeds of $2,550,000. In connection with this sale, the Company agreed not to resell any more of its Modex shares until April 12, 2001. Accordingly, with an established market value, the investment is recorded as available-for-sale at an estimated fair market value. On March 31, 2001 the market price of Modex stock was 141.00 Swiss francs, or $81.22 using exchange rates on that date, which represented an estimated fair market value of $8,412,650 for the remaining shares. The unrealized gain was reported in other comprehensive income. The Company liquidated the remaining 103,577 Modex shares on April 30, 2001 for $5,232,168 net of commissions and other fees. See note 9.

NOTE 6.  SALE OF SECURITIES

       On August 3, 2000, the Company completed a $4 million common stock financing transaction with Millennium Partners, LP (the "Fund"). The Fund purchased the Company's common stock at $4.33 per share. As set forth in an adjustable warrant issued to the Fund on the closing date, the Fund may be entitled to receive additional shares of common stock on eight dates beginning six months from the closing and every three months thereafter. The adjustable warrant may be exercised at any time prior to the thirtieth day after the last of such dates. On the first adjustment date, January 27, 2001, the Fund became entitled to 463,369 additional shares, and it has exercised its warrant as to such shares. The number of additional shares the Fund may be entitled to on each date will be based on the number of shares of common stock the Fund continues to hold on each date and the market price of the Company's common stock over a period prior to each date. The exercise price per share under the adjustable warrant is $.01. The Company will have the right, under certain circumstances, to cap the number of additional shares by purchasing part of the entitlement from the Fund at a purchase price based on the market price of such shares. The Fund also received a five-year warrant to purchase up to 101,587 shares of common stock at $4.725 per share. This warrant is callable at any time by StemCells at $7.875 per underlying share. The calculated value of this callable warrant using the Black-Scholes method is $376,888, which the Company accounts for as stock issuance cost that has no impact on stockholders' equity. The Company has accounted for the sale of the stock and warrants by adding that portion of the proceeds equal to the par value of the new shares to common stock and the balance, including the value of the warrants, to additional paid in capital. In addition, any repurchase of the shares by the Company would also be accounted for through additional paid in capital.

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

NOTE 7.  LEASES

       As of February 1, 2001, the Company entered into a 5-year lease for a 40,000 square foot facility located in the Stanford Research Park in Palo Alto, California. The new facility includes animal space, laboratories, offices, and a GMP (Good Manufacturing Practices) suite. GMP facilities can be used to manufacture materials for clinical trials. The rent will average approximately $3.2 million per year over the term of the lease. The company paid $1.2 million upfront related to this new lease. Approximately $909,000 of this payment has been recorded as prepaid rent and is being amortized over seven months. The Company continues to lease the facilities in Lincoln, Rhode Island obtained in connection with its former encapsulated cell technology, but has now succeeded in subleasing parts of those facilities: the 3,000 square-foot cell processing facility and approximately one-third of its former scientific and administrative facility ("SAF"). The Company continues to seek to sublet the remainder of the approximately 65,000 square foot SAF and the 21,000 square-foot pilot manufacturing facility, or to assign or sell its interests in these properties. There can be no assurance however, that we will be able to dispose of these properties in a reasonable time, if at all.

NOTE 8. GRANT

       In February 2001, the Company was awarded a two-year, $300,000 per year grant from the NIH's Small Business Innovation Research (SBIR) office. The grant, which will support joint work with virologist Dr. Jeffrey Glenn at Stanford University, is aimed at characterizing the human cells that can be infected by human hepatitis viruses and to develop a small animal model using the cells that are most infectable by these viruses to develop screening assays and identify novel drug for the disease. The company received and recognized as revenue $100,000 from a prior SBIR grant relating to the neural program.


NOTE 9. SUBSEQUENT EVENTS

       On April 30, 2001, StemCells sold its remaining 103,577 shares of Modex Therapeutics at 87.3 Swiss francs per share, or $50.51 per share at the exchange rate on that date, for total proceeds of $5,232,168 net of commissions and other fees. In addition, on April 30, 2001, in consideration for $300,000 received from Modex and the assistance of Modex in executing the sale of StemCells holding of Modex shares, StemCells agreed to assign to Modex the rights concerning future payments under the Asset Purchase and License Agreement between StemCells, Inc. and Neurotech SA, by which Neurotech SA purchased the Company's former encapsulated cell therapy technology.

       On April 27, 2001, the Company reached an agreement to terminate as of May 15, 2001, without cost, its lease on part of its former Sunnyvale headquarters.

NOTE 10. RECENT ACCOUNTING PRONOUNCEMENT

       In June 1998, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" ("SFAS 133"). The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. As the Company had no derivative instruments and does not currently engage in hedging activities, the adoption of Statement No. 133 on January 1, 2001 had no impact on StemCells results, operations or financial statement.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion of the financial condition and results of operations of the Company for the three months ended March 31, 2001 and 2000 should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related footnotes thereto.

       This report includes forward-looking statements. You can identify these statements by forward-looking words such as "may," "will," "possibly," "expect," "anticipate," "project," "believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition, or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there will be events in the future that we have not been able to accurately predict or control and that may cause our actual results to differ materially from those discussed. For example, contaminations at our facilities, changes in the pharmaceutical or biotechnology industries, competition and changes in government regulations or general economic or market conditions could all have significant effects on our results. These factors should be considered carefully and readers should not place undue reliance on our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of the events described in the "Cautionary Factors Relevant to Forward Looking Information" and "Business" sections included in our Form 10-K/A report, as of December 31, 2000 could harm our business, operating results and financial condition. All forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements and risk factors contained or referred to herein.

       OVERVIEW

       Since our inception in 1988, we have been primarily engaged in research and development of human therapeutic products. As a result of a restructuring in the second half of 1999, our sole focus is now on our stem cell technology. In1999, by contrast, our corporate headquarters, most of our employees, and the main focus of our operations were primarily devoted to a different technology--encapsulated cell therapy, or ECT. Since that time, we terminated a clinical trial of the ECT then in progress, we wound down our other operations relating to the ECT, we terminated the employment of those who worked on the ECT, we sold the ECT and we relocated from Rhode Island to California. The year 2000 was a year of transition, in which we completed the consolidation and restructuring of our operations. Comparisons with the previous year's results are correspondingly less meaningful than they may be under other circumstances.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

       For the three months ended March 31, 2001, revenues from grants totaled $100,000. There was no such revenue for the three months ended March 31, 2000.

       On January 9, 2001, the Company sold 22,616 Modex shares for a net price of 182.00 Swiss francs per share, which converts to $112.76 per share, for total proceeds and a realized gain of $2,550,000. In connection with this sale, the Company agreed not to resell any more of its Modex shares until April 12, 2001.

       Research and development expenses totaled $1,644,257 for the three months ended March 31, 2001, compared with $906,632 for the same period in 2000. The increase of $737,625 or 81% from 2000 to 2001 was primarily attributable to the related costs of an increase in personnel from 11 full time employees to 19 full time employees to facilitate the expansion of our research programs and initiate development and the cost of leasing a larger facility.

       General and administrative expenses were $996,862 for the three months ended March 31, 2001, compared with $657,714 for the same period in 2000. The increase of $339,148, or 52%, from 2000 to 2001 was primarily attributable to the related costs of an increase in personnel from 5 full time employees to 8 full time employees, which included the hiring of senior management personnel as part of the restructuring and consolidation of our operations in California and the cost of leasing a larger facility.

       Wind-down expenses related to our ECT research, our Rhode Island operations and the transfer of our headquarters to Sunnyvale, California for the three months ended March 31, 2000 were $234,386. In December 2000, we created a reserve of $1,780,578 related to the carrying costs for the Rhode Island facilities through 2001. At March 31, 2001 the reserve was $1,381,946.

       Interest income for the three months ended March 31, 2001 and 2000 was $79,041 and $73,332 respectively. Interest expense of $64,460 for the three months ended March 31, 2001 was booked against the wind-down reserve created in 2000 for the whole of 2001, as the expense was part of the bond payments related to the Rhode Island facilities. Interest expense for the same period in 2000 was $68,858. The decrease in 2001 was attributable to lower outstanding debt and capital lease balances in 2001 compared to 2000.

       Other income for the three months ended March 31, 2001 was $180,389, which was a refund from the Citizens Bank of Rhode Island for an overpayment of property taxes in prior years.

       Net income (loss) for the three months ended March 31, 2001 was $268,541 or $0.01 per share, as compared to net loss of ($1,794,258) or ($0.09) per share, for the comparable period in 2000. The decrease in net loss of $2,062,800 or 115% from the same period in 2000 was primarily attributable to a realized gain of $2,550,230 from the sale of a portion of our Modex investment, offset by an increase in expenses attributable to an increase in personnel and the costs associated with our move to a larger facility.

LIQUIDITY AND CAPITAL RESOURCES

       Since our inception, we have financed our operations through the sale of common and preferred stock, the issuance of long-term debt and capitalized lease obligations, revenues from collaborative agreements, research grants and interest income.

       We had cash and cash equivalents totaling $4,499,000 at March 31, 2001. Cash equivalents are invested in money market funds. We also held shares of Modex Therapeutics Ltd ("Modex"), a Swiss biotechnology company that completed an initial public offering on June 23, 2000, and is publicly traded on the Swiss Neue Market exchange. We realized a gain in connection with the sale of a portion of our investment in Modex in the second quarter 2000 and first quarter of 2001 of $1,427,000 and $2,550,000 respectively. Our Modex stock had a fair market value of $8,412,000 on March 31, 2001. The fair market value of our Modex stock has varied significantly since the Modex public offering based on increases and decreases in the reported per share price, in Swiss francs, of the Modex stock and on foreign currency exchange rates. We had been prohibited under a lock-up agreement entered into at the time of Modex's secondary offering from selling any of our Modex holdings until December 23, 2000. On January 9, 2001, we sold 22,616 Modex shares for a net price of 182.00 Swiss francs per share, which converts to $112.76 per share, for total proceeds of $2,550,000. In connection with this sale, we agreed not to sell any more of our remaining 103,577 Modex shares until April 12, 2001. On April 30, 2001, StemCells sold its remaining 103,577 shares of Modex Therapeutics at 87.3 Swiss francs per share, or $50.51 per share at the exchange rate on that date, for total proceeds of $5,232,168 net of commissions and other fees. In addition, on April 30, 2001, the Company sold Modex Therapeutics its rights to future payments under the agreement between the Company and Neurotech S.A. by which it sold its former encapsulated cell therapy technology to Neurotech. StemCells received $300,000 for the rights to future payments.

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

       On August 3, 2000, we completed a $4 million common stock financing transaction with Millennium Partners, LP, or the Fund, an investment fund with more than a billion dollars in assets under management. We received $3 million of the purchase price at the closing and received the remaining $1 million upon effectiveness of a registration statement covering the shares purchased by the Fund. The Fund purchased our common stock at $4.33 per share. The Fund became entitled, pursuant to an adjustable warrant issued in connection with the sale of common stock to the Fund, to receive 463,369 additional shares of common stock on January 27, 2001, and it has exercised its warrant as to such shares at $0.01 per share. The Fund may become entitled to receive additional shares every three months thereafter until October, 2002. The number of additional shares the Fund may be entitled to on each date will be based on the number of shares of common stock the Fund continues to hold on each date and the market price of our common stock over a period prior to each date. We will have the right, under certain circumstances, to cap the number of additional shares by purchasing part of the entitlement from the Fund. The Fund also received a warrant to purchase up to 101,587 shares of common stock at $4.725 per share. This warrant is callable by us at $7.875 per underlying share.

       In addition, the Fund has the option for twelve months to purchase up to $3 million of additional common stock. On August 23, 2000 the Fund exercised $1,000,000 of its option to purchase additional common stock at $5.53 per share. The Fund paid $750,000 of the purchase price in connection with the closing on August 30, 2000, and paid the remaining $250,000 upon effectiveness of a registration statement covering the shares owned by the Fund. At the closing on August 30, 2000, we issued to the Fund an adjustable warrant similar to the one issued on August 3, 2000. T his adjustable warrant was canceled by agreement between us and the Fund on November 1, 2000. The Fund also received a warrant to purchase up to 19,900 shares of common stock at $6.03 per share. This warrant is callable by us at $10.05 per underlying share.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       On March 31, 2001, we had an investment in common stock of Modex Therapeutics Ltd. (Modex), a Swiss Biotherapeutics company. Our value in this investment was subject to both equity price risk and foreign currency exchange risk. Modex shares were offered in an initial public offering ("IPO") on the Swiss Neue Market on June 23, 2000 at a price of 168.00 Swiss francs. From the date of the IPO to March 9, 2001, the Modex closing share price has fluctuated from a high of 390.00 Swiss francs on October 6, 2000 to a low of 92.00 Swiss francs on April 27, 2001. On January 9, 2001, we sold 22,616 Modex shares for a net price of 182.00 Swiss francs per share, which converts to $112.76 per share, for total proceeds of $2,550,230. In connection with this sale, we agreed not to resell any more of our Modex shares until April 12, 2001. On March 31, 2001 the market price of Modex stock was 141.00 Swiss francs which converts to $81.22 using exchange rates on that date, which represented an estimated fair market value of $8,412,650.

On April 30, 2001, StemCells sold its remaining 103,577 shares of Modex Therapeutics at 87.3 Swiss francs per share, which converts to $ 50.51 per share at the exchange rate for that date, for total proceeds of approximately $5,232,168 net of commissions and other fees.

--------------------------------------------------------------------------------------------------------------------
     NO. OF SHARES            DESCRIPTION           ASSOCIATED RISKS        MARKET VALUE AT       SALES PROCEEDS ON
                                                                            MARCH 31, 2001         APRIL 30, 2001
--------------------------------------------------------------------------------------------------------------------
        103,577            Modex Therapeutics        Equity/Foreign           $8,412,650             $5,232,168
                                                  Currency Translation
--------------------------------------------------------------------------------------------------------------------

PART II - ITEM 1

LEGAL PROCEEDINGS

       None.

PART II - ITEM 2

       None

PART II - ITEM 4

       None

PART II - ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

(A)    REPORTS ON FORM 8-K

       None.

                                      SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    STEMCELLS, INC.
                                    ----------------------------------------
                                    (Name of Registrant)



May 9, 2001                         /s/ George Koshy
                                    ----------------------------------------
                                    Controller and Acting Chief Financial
                                    Officer (principal financial officer and
                                    principal accounting officer)