Form 10-Q
period 2001-06-30
STEMCELLS INC
filed 2001-08-10
CIK 883975

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:
June 30, 2001                               Commission File Number:    0-19871
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

                                 (650) 475-3100
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes /X/   No  / /

At July 31, 2001 there were 23,112,139 shares of Common Stock, $.01 par value, issued and outstanding.

                                 STEMCELLS, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION                                                             Page Number

Item 1.  Financial Statements (Unaudited)                                                      3

         Condensed Consolidated Balance Sheets June 30, 2001 and December 31,                  3
         2000

         Condensed Consolidated Statements of Operations three and six months                  4
         ended June 30, 2001 and 2000

         Condensed Consolidated Statements of Cash Flows six months ended June                 5
         30, 2001 and 2000

         Notes to Condensed Consolidated Financial Statements                                  6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results              11
         of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk.                           15

PART II. OTHER INFORMATION                                                                    15

Item 1.  Legal Proceedings                                                                    15

Item 4.  Submission of Matters to a Vote of Security-Holders                                  15

Item 6.  Exhibits and Reports on Form 8-K                                                     15

SIGNATURES                                                                                    16

PART I - ITEM 1 - FINANCIAL STATEMENTS

STEMCELLS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             June 30, 2001        December 31, 2000
                                                                               (unaudited)
                                                                             -------------            -------------
Assets
Current assets:
    Cash and cash equivalents                                                  $ 9,439,252              $ 6,068,947
    Short-term restricted investments                                                    -               16,356,334
    Accrued interest receivable                                                     14,519                   16,725
    Prepaid rent                                                                   376,688                        -
    Other current assets                                                           561,395                  524,509
                                                                             -------------            -------------
Total current assets                                                            10,391,854               22,966,515

    Property held for sale                                                       3,203,491                3,203,491
    Property, plant and equipment, net                                           1,375,607                1,451,061
    Other assets, net                                                            2,462,992                2,173,912
                                                                             -------------            -------------

Total assets                                                                   $17,433,944              $29,794,979
                                                                             =============            =============

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                             $ 537,142                $ 526,191
    Accrued expenses                                                             1,068,203                  837,358
    Accrued wind-down costs                                                        886,161                1,780,579
    Current maturities of capitalized lease obligations                            334,583                  332,083
                                                                             -------------            -------------
Total current liabilities                                                        2,826,089                3,476,211

Capitalized lease obligations, less current maturities                           2,437,500                2,605,000
Deposits                                                                            95,772                   26,000
Deferred rent                                                                      815,270                  705,746
Stockholders' equity
  Convertible preferred stock, $.01 par value; 1,000,000 shares authorized,
    2,626 designated as 6% Cumulative Convertible Preferred Stock 1,500 shares issued and outstanding at June
    30, 2001, and December 31, 2000                                              1,500,000                1,500,000
  Common stock, $.01 par value; 45,000,000 shares authorized;
    21,935,192 and 20,956,887 shares issued and outstanding at
    June 30, 2001 and December 31, 2000, respectively                              219,352                  209,569
  Additional paid in capital                                                   141,800,045              138,150,067
  Stock subscription receivable                                                  (518,556)                        -
  Accumulated deficit                                                        (128,635,110)            (130,498,187)
  Accumulated other comprehensive income                                                 -               16,356,334
  Deferred compensation                                                        (3,106,418)              (2,735,761)
                                                                             -------------            -------------

         Total stockholders' equity                                             11,259,313               22,982,022
                                                                            --------------            -------------
         Total liabilities and stockholders' equity                            $17,433,944              $29,794,979
                                                                            ==============            =============

See accompanying notes to condensed consolidated financial statements.

PART I - ITEM 1 - FINANCIAL STATEMENTS
STEMCELLS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)                                      Three Months Ended               Six Months Ended
                                                      June 30,                        June 30,
                                               2001            2000            2001            2000
                                           ------------    ------------    ------------    ------------

Revenue:
    Revenue from grants                          $     -            $   -      $ 100,000            $   -
    Revenue - assignment of
    technology rights                            300,000                -        300,000                -
                                            ------------     ------------   ------------     ------------
Total revenue                                    300,000                -        400,000                -


Operating expenses:
    Research and development                   2,859,141        1,115,207      4,503,398        2,021,839
    General and administrative                 1,100,300          770,019      2,097,162        1,427,733
    Wind-down expenses                                 -           54,260              -          288,646
                                            ------------     ------------   ------------     ------------
                                               3,959,441        1,939,486      6,600,560        3,738,218
                                            ------------      -----------   ------------      -----------

Loss from operations                         (3,659,441)      (1,939,486)    (6,200,560)      (3,738,218)

Other income (expense):
     Investment income                            46,290           64,900        125,333          138,232
     Interest expense                                  -         (73,708)              -        (142,566)
     Gain on sale of investments               5,232,168        1,427,686      7,782,399        1,427,686
     Loss on disposal of fixed assets           (24,484)         (11,098)       (24,484)         (11,098)
     Other income                                      -                -        180,389                -
                                            ------------     ------------   ------------     ------------
Total other income, net                        5,253,976        1,407,780      8,063,637        1,412,254
                                            ------------     ------------   ------------     ------------

Net income (loss)                            $ 1,594,535      ($ 531,706)     $1,863,077    ($ 2,325,964)
                                            ------------     ------------   ------------     ------------
Income (loss) per share:
     Net Income (loss)                         1,594,535        (531,706)      1,863,077      (2,325,964)
     Deemed dividend                                   -        (265,000)              -        (265,000)
                                            ------------     ------------   ------------     ------------
Net Income (loss) attributable to common
shareholders                                   1,594,535        (796,706)      1,863,077      (2,590,964)
Basic earnings per share:
    Net income (loss) per share                    $0.07         ($ 0.04)          $0.09         ($ 0.13)
    Weighted average shares -                 21,511,171      19,329,517      21,251,591      19,419,236

Diluted earnings per share:
    Net income (loss) per share                    $0.07         ($ 0.04)          $0.08         ($ 0.13)
    Weighted average shares                   23,264,606      19,329,517      23,005,026      19,419,236

See accompanying notes to condensed consolidated financial statements.

PART I - ITEM 1 - FINANCIAL STATEMENTS

STEMCELLS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)                                                                     Six Months Ended
                                                                                    June 30,
                                                                             2001                2000
                                                                         ------------        ------------
Cash flows from operating activities:

Net income (loss)                                                              $1,863,077       ($2,325,964)
    Adjustments to reconcile net income (loss) to net cash used for operating activities:
        Depreciation and amortization                                             291,453            407,634
        Gain on sale of investments                                           (7,782,399)        (1,427,686)
      Loss on disposal of fixed assets                                             24,484                  -
        Gain on sale of rights to technology                                    (300,000)                  -
        Compensation expense relating to the grant of stock options             1,327,236             87,500
        Net changes in operating assets and liabilities                       (1,159,695)        (1,890,508)
                                                                             ------------       ------------
Net cash used in operating activities                                         (5,735,844)        (5,149,024)
                                                                             ------------       ------------


Cash flows from investing activities:
    Proceeds from sale of investments                                           7,782,398          1,427,686
    Purchase of property, plant and equipment                                   (204,217)              8,005
    Acquisition of other assets                                                  (50,345)           (20,380)
    Proceeds from assignment of technology                                        300,000          2,800,000
                                                                             ------------       ------------
Net cash provided by investing activities                                       7,827,836          4,215,311
                                                                             ------------       ------------

Cash flows from financing activities:

    Proceeds from the exercise of stock options                                    26,613            368,913
    Proceeds from the issuance of equity                                        1,500,000                  -
    Cost of equity line                                                          (83,300)                  -
    Proceeds from issuance of preferred stock                                           -          1,500,000
    Principal payments under capitalized lease obligations and
       mortgage payable                                                         (165,000)          (160,000)
                                                                             ------------       ------------
Net cash provided by financing activities                                       1,278,313          1,708,913
                                                                             ------------       ------------
Net increase in cash and cash equivalents                                       3,370,305            775,200
Cash and cash equivalents, beginning of period                                  6,068,947          4,760,064
                                                                             ------------       ------------

Cash and cash equivalents, end of period                                       $9,439,252         $5,535,264
                                                                             ============       ============

Supplemental disclosure of cash flow information:
    Interest paid                                                               $129,626            $142,566

See accompanying notes to condensed financial statements.

PART I - ITEM 1. - FINANCIAL STATEMENTS


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2001 and 2000

NOTE 1.  BASIS OF PRESENTATION

         On May 23, 2000, we changed our name to Stem Cells, Inc. from CytoTherapeutics, Inc. by vote of the shareholders at the Annual Meeting. The accompanying, unaudited, condensed consolidated financial statements have been prepared by us in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2001.

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

NOTE 2.  NET INCOME (LOSS) PER SHARE

         Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average of common and diluted equivalent stock options and warrants outstanding during the period. Stock options and warrants that are antidilutive are excluded from the calculation of diluted income per common share for the three and six-months period ended June 30, 2001. We excluded all stock options and warrants from the calculation of diluted loss per common share for the three and six-months period ended June 30, 2000, as these securities are anitidilutive for that period.

NOTE 3.  COMPREHENSIVE INCOME

         The only component of other comprehensive loss is unrealized gains and losses on available for sale securities. For the three months ended June 30, 2001 and 2000, total comprehensive income was $1,594,535 and $ 18,688,459 respectively. For the six months ended June 30, 2001 and 2000, total comprehensive income was $1,338,492 and $16,894,201 respectively.

NOTE 4.  WIND-DOWN OF ENCAPSULATED CELL TECHNOLOGY RESEARCH AND DEVELOPMENT
PROGRAM

         As previously reported, in 1999 we restructured our operations to abandon all further encapsulated cell technology research and concentrate our resources on the research and development of our proprietary platform of stem cell technologies. We relocated our remaining research and development activities and our corporate headquarters to California, and have been seeking to dispose of our former science and administrative and pilot manufacturing facilities in Rhode Island. In December 2000, we had a reserve of $1,780,579 related to the carrying costs for the Rhode Island facilities through 2001. On February 2001, we subleased portions of the facilities and are actively seeking to sublease, assign or sell our remaining interests in the properties. However, there can be no assurance that we will be able to dispose of these facilities in a reasonable time, if at all. At June 30, 2001 the reserve was $886,161.

    -----------------------------------------------------------------------------------------------------------------
          Reserve as at 12/31/2000                      Payments                       Reserve as at 06/30/01
    -----------------------------------------------------------------------------------------------------------------
                 $1,780,579                             $894,418                              $886,161
    -----------------------------------------------------------------------------------------------------------------




NOTE 5.  INVESTMENTS

         At December 31,2000, we owned 126,193 shares of Modex Therapeutics Ltd. ("Modex"), a Swiss biotechnology company traded on the Swiss Exchange. On January 9, 2001, we sold 22,616 Modex shares for a net price of 182.00 Swiss francs per share, which converts to $112.76 per share, for total proceeds of $2,550,000.On April 30, 2001, we sold our remaining shares in Modex for a net price of 87.30 Swiss Francs per share, which converts to approximately $50.51 per share, for total proceeds of approximately $5,232,168, net of commissions and fees. We no longer hold any shares of Modex.

NOTE 6.  ASSIGNMENT OF RIGHTS

On April 30, 2001, in consideration for $300,000 received from Modex and the assistance of Modex in executing the sale of StemCells holding of Modex shares, StemCells agreed to assign to Modex the rights concerning future payments under the Asset Purchase and License Agreement between StemCells, Inc. and Neurotech SA, by which Neurotech SA purchased our former encapsulated cell therapy technology. StemCells, Inc. has no further rights or obligations under the agreement.

NOTE 7.  SALE OF SECURITIES

         On August 3, 2000, we completed a $4 million common stock financing transaction with Millennium Partners, LP (the "Fund"). The Fund purchased our common stock at $4.33 per share. As set forth in an adjustable warrant issued to the Fund on the closing date, the Fund may be entitled to receive additional shares of common stock on eight dates beginning six months from the closing and every three months thereafter. The adjustable warrant may be exercised at any time prior to the thirtieth day after the last of such dates. On the first adjustment date, January 27, 2001, the Fund became entitled to purchase 463,369 additional shares, and it has exercised its warrant as to such shares. On April 27, 2001, the Fund became entitled to purchase 622,469 additional shares, and it has exercised its warrant as to such shares. The number of additional shares the Fund may be entitled to on each date will be based on the number of shares of common stock the Fund continues to hold on each date and the market price of our common stock over a period prior to each date. The exercise price per share under the adjustable warrant is $.01. We will have the right, under certain circumstances, to cap the number of additional shares by purchasing part of the entitlement from the Fund at a purchase price based on the market price of such shares. The Fund also received a five-year warrant to purchase up to 101,587 shares of common stock at $4.725 per share. This warrant is callable at any time by StemCells at $7.875 per underlying share. The calculated value of this callable warrant using the Black-Scholes method is $376,888, which we account for as stock issuance cost that has no impact on stockholders' equity. We have accounted for the sale of the stock and warrants by adding that portion of the proceeds equal to the par value of the new shares to common stock and the balance, including the value of the warrants, to additional paid in capital. In addition, any repurchase of the shares by us would also be accounted for through additional paid in capital.

         In the Purchase Agreement governing the August 3, 2000 sale to the Fund, we granted the Fund an option to purchase up to an additional $3 million of our common stock and a callable warrant and an adjustable warrant. The Fund had the right to exercise this option in whole or in part at any time prior to August 3, 2001. The price per share of common stock to be issued upon exercise of the option will be based on the average market price of the common stock for a five-day period prior to the date on which the option is exercised. On August 23, 2000, the Fund exercised $1,000,000 of its option to purchase additional common stock. The Fund purchased our common stock at $5.53 per share, which amount was based upon the average market price of the common stock for the five-day period prior to August 23, 2000. An adjustable warrant similar to the one issued on August 3, 2000 was issued to the Fund on August 30, 2000, but was cancelled on November 1, 2000 by agreement between StemCells and the Fund. The Fund also received a five -year warrant to purchase up to 19,900 shares of common stock at $6.03 per share. This warrant is callable by us at any time at $10.05 per underlying share. The calculated value of this callable warrant using the Black-Scholes method is $139,897, which we account for as stock issuance cost that has no impact on stockholders' equity.

         On June 8, 2001, the Fund exercised its option to purchase $2,000,000 of our common stock. At the closing on June 21, 2001, the Fund purchased 457,750 shares of our common stock at $4.3692 per share. We received $1,500,000 of the purchase price at the closing on June 21, 2001, and we will receive the remaining $500,000 upon effectiveness of a registration statement related to these shares. The Fund also received a warrant to purchase 50,352 shares of our common stock at a price per share of $4.7664. This warrant is callable by us at any time at $7.944 per underlying share. The calculated value of this callable warrant using the Black-Scholes method is $184,288, which we account for as stock issuance cost that has no impact on stockholders' equity. In addition, the Fund received an adjustable warrant similar to the adjustable warrant issued to the Fund on August 3, 2000. The adjustable warrant contains provisions regarding the adjustment or replacement of the warrants in the event of stock splits, mergers, tender offers and other similar events. The adjustable warrant also limits the number of shares that can be beneficially owned by the Fund to 9.99% of the total number of outstanding shares of Common Stock.

NOTE 8.  LEASES

         As of February 1, 2001, we entered into a 5-year lease for a 40,000 square foot facility located in the Stanford Research Park in Palo Alto, California. The new facility includes animal space, laboratories, offices, and a GMP (Good Manufacturing Practices) suite. GMP facilities can be used to manufacture materials for clinical trials. The rent will average approximately $3.2 million per year over the term of the lease. We paid $1.2 million upfront related to this new lease. Approximately $909,000 of this payment has been recorded as prepaid rent and is being amortized over seven months. In May 2001, we entered into a space-sharing agreement effective February 1, 2001, covering approximately 11,000 square feet of the 40,000 square foot facility. We received $314,523 upfront and $307,630 as payment for the months February 2001 to June 2001.

         On April 27, 2001,we reached an agreement to terminate as of May 15, 2001, without cost, our lease on part of our former Sunnyvale headquarters. The lease on the remaining portion of our former Sunnyvale headquarters will terminate on August 31, 2001.

         We continue to lease the facilities in Lincoln, Rhode Island obtained in connection with our former encapsulated cell technology, but have now succeeded in subleasing parts of those facilities: the 3,000 square-foot cell processing facility and approximately one-third of our former scientific and administrative facility ("SAF"). We continue to seek to sublet the remainder of the approximately 65,000 square foot SAF and the 21,000 square-foot pilot manufacturing facility, or to assign or sell our interests in these properties. There can be no assurance however, that we will be able to dispose of these properties in a reasonable time, if at all.

NOTE 9. GRANT

         In February 2001, we were awarded a two-year, $300,000 per year grant from the National Institute of Healths's Small Business Innovation Research
(SBIR) office. The grant, which will support joint work with virologist Dr. Jeffrey Glenn at Stanford University, is aimed at characterizing the human cells that can be infected by human hepatitis viruses and to develop a small animal model using the cells that are most infectable by these viruses to develop screening assays and identify novel drug for the disease. The company received and recognized as revenue $100,000 for research from a prior SBIR grant relating to the neural program.

NOTE 10. EQUITY LINE

         On May 10, 2001, we entered into a common stock purchase agreement with Sativum Investments Limited ("Sativum") for the potential future issuance and sale of up to $30,000,000 of our common stock, subject to restrictions and other obligations. We, at our sole discretion, may draw down on this facility, sometimes termed an equity line, from time to time, and Sativum is obligated to purchase shares of our common stock at a 6% discount to a volume weighted average market price over the 20 trading days following the draw-down notice. Our volume weighted average market price is calculated by adding the total dollars traded in every transaction in a given trading day and dividing that number by the total number of shares traded during that trading day. We are limited with respect to how often we can exercise a draw down and the amount of each draw down.

         In connection with our execution of a common stock purchase agreement with Sativum, we issued three three-year warrants to purchase an aggregate of 350,000 shares of our common stock at $2.38 per share to Sativum (250,000 shares), Pacific Crest Securities Inc. (75,000 shares) and Granite Financial Group, Inc. (25,000 shares). We have valued the warrants using the Black-Scholes method. The amounts of $522,500, $167,750 and $55,250 respectively, were accounted for as stock issuance cost in stockholders' equity. The exercise price and number of shares are subject to adjustment for subdivisions, combinations, stock dividends and reorganizations.

NOTE 11. SUBSEQUENT EVENTS

         On May 10, 2001, we entered into a common stock purchase agreement with Sativum Investments Limited for the potential future issuance and sale of up to $30,000,000 of our common stock, subject to restrictions and other obligations. On July 2, 2001, the Securities and Exchange Commission declared effective a registration statement with respect to up to 10,350,000 shares of our common stock, which we may issue pursuant to the common stock purchase agreement (a facility sometimes termed an equity line) and to the warrants issued in connection with it. Warrants to purchase a total of 350,000 shares of our common stock were issued: 250,000 shares to Sativum and an aggregate of 100,000 shares to placement agents, all at at $2.38 per share. We, at our sole discretion, may draw down on the equity line, from time to time, and Sativum is obligated to purchase shares of our common stock at a 6% discount to a volume weighted average market price over the 20 trading days following the drawdown notice. We cannot sell more than 3,922,606 shares pursuant to the agreement without stockholder approval. Our placement agents have exercised their warrants in full, and we have received payment of $238,000 for the shares issued to them. We delivered a draw down notice to Sativum Investments Limited, dated as of July 11, 2001, exercising our right to draw down up to $5,000,000 at a market-based share price not less than $5.00 per share beginning July 12, 2001. Sativum purchased a total of 707,947 shares of our common stock at an average purchase price of $5.65 per share, net of Sativum's discount of six percent. Because the market based price of our common stock was less than $ 5.00 for four trading days, the total investment amount was reduced to $4,000,000. Our placement agents, Pacific Crest Securities, Inc. and Granite Financial Group, Inc. received $80,000 and $40,000, respectively, as placement fees in connection with this draw down, resulting in total net proceeds to us of $3,878,000 after paying escrow fees.

         On April 27, 2001, the adjustable warrant that Millennium Partners, LP, had received as part of its August 2000 purchase of StemCells shares became exercisable for an additional 622,469 shares of our common stock. On July 19, 2001, Millennium purchased all of those shares for $6,225.

NOTE 12. RECENT ACCOUNTING PRONOUNCEMENTS

                  In June 1998, The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" ("SFAS 133"). The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. As the Company had no derivative instruments and does not currently engage in hedging activities, the adoption of Statement No. 133 on January 1, 2001 had no impact on StemCells results, operations or financial statement.

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (Statement). This Statement addresses financial accounting and reporting for business combinations. This Statement supersedes APB Opinion No. 16, BUSINESS COMBINATIONS, and amends or supersedes a number of interpretations of that Opinion. This Statement requires that (1) all business combinations be accounted for by a single method--the purchase method,
(2) all intangible assets recognized as assets apart from goodwill if they meet one of two criteria--the contractual-legal criterion or the separability criterion and (3) In addition to the disclosure requirements in Opinion 16, this Statement requires disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. When the amounts of goodwill and intangible assets acquired are significant in relation to the purchase price paid, disclosure of other information about those assets is required, such as the amount of goodwill by reportable segment and the amount of the purchase price assigned to each major intangible asset class. The provisions of this Statement apply to all business combination initiated after June 30, 2001. This statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Company will adopt the provisions of the Statement for any business combinations initiated after June 30, 2001.

     ITEM 2.-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

         The following discussion of the financial condition and results of operations of the Company for the three months and six months ended June 30, 2001 and 2000 should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related footnotes thereto.

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

         OVERVIEW

         Since our inception in 1988, we have been primarily engaged in research and development of human therapeutic products. As a result of a restructuring in the second half of 1999, our sole focus is now on our stem cell technology. In 1999, by contrast, our corporate headquarters, most of our employees, and the main focus of our operations were primarily devoted to a different technology--encapsulated cell therapy, or ECT. Since that time, we terminated a clinical trial of the ECT then in progress, we wound down our other operations relating to the ECT, we terminated the employment of those who worked on the ECT, we sold the ECT and we relocated from Rhode Island to California. The year 2000 was a year of transition, in which we completed the consolidation and restructuring of our operations. Comparisons with the previous year's results are correspondingly less meaningful than they may be under other circumstances.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

     For the three months ended June 30, 2001 revenue from the assignment of rights related to technology totaled $300,000. There was no such revenue for the three months ended June 30, 2000.

     Research and development expenses totaled $2,859,141 for the three months ended June 30, 2001, compared with $1,115,207 for the same period in 2000. The increase of $1,743,934 or 156% from 2000 to 2001 was primarily attributable to compensation costs recognized in the valuation of non-qualified stock options granted to external consultants, the related costs of an increase in personnel to facilitate the expansion of our research programs and initiate development, and the cost of leasing a larger facility.

     General and administrative expenses were $1,100,300 for the three months ended June 30, 2001, compared with $770,019 for the same period in 2000. The increase of $330,281 or 43%, from 2000 to 2001 was primarily attributable to the related costs of an increase in personnel, which included the hiring of senior management personnel as part of the reorganization and consolidation of our operations in California, the cost of leasing a larger facility, and the compensation cost recognized in the valuation of non-qualified stock options.

     Investment income for the three months ended June 30, 2001 and 2000 was $46,290 and $64,900 respectively. Interest expense of $65,166 for the three months ended June 30, 2001 was charged against the wind-down reserve, as the expense was part of the bond payments related to the Rhode Island facilities. Interest expense for the same period in 2000 was $73,708. The decrease in 2001 was attributable to lower outstanding debt and capital lease balances in 2001 compared to 2000.

     On April 30, 2001, we sold our remaining shares in Modex Therapeutics, Ltd., a Swiss biotherapeutics company, traded on the Swiss Exchange, for a net price of 87.30 Swiss Francs per share, which converts to approximately $50.51 for total proceeds and a realized gain of 5,232,168, net of commissions and fees. We no longer hold any shares of Modex.

     Net income for the three months ended June 30, 2001 was $1,594,535 or $0.07 per share, as compared to net loss of ($796,706) or ($0.04) per share, for the comparable period in 2000. The net positive change of $2,391,241 or 300% from the same period in 2000 was primarily attributable to a realized gain of $5,232,168 from the sale of the remaining portion of our Modex investment, offset by an increase in expenses attributable to an increase in personnel, the costs associated with our move to a larger facility, and the effect of compensation cost recognized in the valuation of non-qualified stock options.

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

     For the six months ended June 30, 2001, revenues from grants totaled $100,000, and revenues from assignment of rights related to technology totaled $300,000. There was no such revenue for the six months ended June30, 2000.

     Research and development expenses totaled $4,503,398 for the six months ended June 30, 2001, compared with $2,021,839 for the same period in 2000. The increase of $2,481,559 or 123% from 2000 to 2001 was primarily attributable to the related costs of an increase in personnel to facilitate the expansion of our research programs and initiate development, the cost of leasing a larger facility, and the compensation costs recognized in the valuation of non-qualified stock options.

     General and administrative expenses were $2,097,162 for the six months ended June 30, 2001, compared with $1,427,733 for the same period in 2000. The increase of $669,429 or 47%, from 2000 to 2001 was primarily attributable to the related costs of an increase in personnel, which included the hiring of senior management personnel as part of the reorganization and consolidation of our operations in California, the cost of leasing a larger facility, and the compensation cost recognized in the valuation of non-qualified stock options under the fair value based method.

     In December 2000, we established a reserve of $1,780,578 related to the carrying costs for the Rhode Island facilities through 2001. At June 30, 2001 our reserve was $886,161. In comparison, for the first six months ended June 30, 2000 we incurred costs of $288,646 in excess of a reserve of $1,634,522 created in December 1999 for the first six months of 2000.

     Investment income for the six months ended June 30, 2001 and 2000 was $125,333 and $138,232 respectively. Interest expense of $129,626 for the six months ended June 30, 2001 was charged against the wind-down reserve, as the expense was part of the bond payments related to the Rhode Island facilities. Interest expense for the same period in 2000 was $142,566. The decrease in 2001 was attributable to lower outstanding debt and capital lease balances in 2001 compared to 2000.

     On January 9, 2001, we sold 22,616 Modex shares for a net price of 182.00 Swiss francs per share, which converts to $112.76 per share, for total proceeds and a realized gain of $2,550,231. On April 30, 2001, we sold our remaining shares in Modex for a net price of 87.30 Swiss Francs per share, which converts to approximately $50.51 for total proceeds and a realized gain of $5,232,168, net of commissions and fees. We no longer hold any shares of Modex.

     Other income for the six months ended June 30, 2001 was $180,389, which was a refund for an overpayment of property taxes in prior years. At June 30, 2001 we recorded a loss of $24,484 relating to the disposal of some our equipment located in our former headquarters in Sunnyvale, California.

     Net income for the six months ended June 30, 2001 was $1,863,077 or $0.09 per share, as compared to net loss of ($2,590,964) or ($0.13) per share, for the comparable period in 2000. The net positive change of $4,454,041 or 172% from the same period in 2000 was primarily attributable to a realized gain of $7,782,399 from the sale of the remaining portion of our Modex investment, offset by an increase in expenses attributable to an increase in personnel, the costs associated with our move to a larger facility, and the effect of compensation cost recognized in the valuation of non-qualified stock options.

LIQUIDITY AND CAPITAL RESOURCES

         Since our inception, we have financed our operations through the sale of our common and preferred stock, the issuance of long-term debt and capitalized lease obligations, revenues from collaborative agreements, research grants, sales of marketable securities and interest income.

         We had unrestricted cash and cash equivalents totaling $9,439,252 at June 30, 2001. Cash equivalents are invested in money market funds.

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

         On August 3, 2000, we completed a $4 million common stock financing transaction with Millennium Partners, LP, or the Fund, an investment fund. The Fund purchased our common stock at $4.33 per share. The Fund is entitled, pursuant to an adjustable warrant issued on August 3, 2000 in connection with the sale of common stock to the Fund, to purchase additional shares of common stock for $0.01 per share. The adjustments to the adjustable warrant are calculated on eight dates beginning six months from the closing and every three months thereafter. The number of additional shares the Fund may be entitled to on each date will be based on the number of shares of common stock the Fund continues to hold on each date and the market price of our common stock over a period prior to each date. We have the right, under certain circumstances, to cap the number of additional shares by purchasing part of the entitlement from the Fund. On January 27, 2001, the Fund's adjustable warrant became exercisable for 463,369 shares of our common stock, and the Fund purchased all of those shares on March 30, 2001, for $4,634. On April 27, 2001, the Fund's adjustable warrant became exercisable for an additional 622,469 shares of our common stock and the Fund purchased all of those shares on July 19, 2001, for $6,225. The Fund also received on August 3, 2000 a warrant to purchase up to 101,587 shares of common stock at $4.725 per share. This warrant is callable by us at $7.875 per underlying share. In addition, the Fund was granted an option for twelve months to purchase up to $3 million of additional common stock. On August 23, 2000 the Fund exercised $1,000,000 of its option to purchase additional common stock at $5.53 per share. The Fund paid $750,000 of the purchase price in connection with the closing on August 30, 2000, and paid the remaining $250,000 upon effectiveness of a registration statement covering the shares owned by the Fund. At the closing on August 30, 2000, we issued to the Fund an adjustable warrant similar to the one issued on August 3, 2000. This adjustable warrant was canceled by agreement between us and the Fund on November 1, 2000. The Fund also received on August 23, 2000 a warrant to purchase up to 19,900 shares of common stock at $6.03 per share. This warrant is callable by us at any time at $10.05 per underlying share. On June 8, 2001, the Fund exercised its remaining option to purchase $2 million of our common stock. At the closing on June 21, 2001, the Fund purchased 457,750 shares of our common stock at $4.3692 per share. The Fund paid $1,500,000 of the purchase price at the closing and will pay the remainder upon effectiveness of the registration statement. In connection with the closing, the Fund received an adjustable warrant similar to the adjustable warrant issued on August 3, 2000. The Fund also received a warrant to purchase 50,352 shares of our common stock at a price per share of $4.7664. This warrant is callable by us at any time at $7.944 per underlying share.

         We have sold all of our shares of Modex Therapeutics, Ltd. Our final sale of Modex shares occurred on April 30, 2001, when we realized a gain of $5,232,168 net of commissions and other fees. All other sales occurred prior to June 30, 2001. In addition, on April 30, 2001, we sold Modex our rights to future payments under the agreement between us and Neurotech S.A. for $300,000.

         On May 10, 2001, we entered into a common stock purchase agreement with Sativum Investments Limited for the potential future issuance and sale of up to $30,000,000 of our common stock, subject to restrictions and other obligations. We, at our sole discretion, may draw down on this facility, sometimes termed an equity line, from time to time, and Sativum is obligated to purchase shares of our common stock at a 6% discount to a volume weighted average market price over the 20 trading days following the drawdown notice. We are limited with respect to how often we can exercise a drawdown and the amount of each drawdown.. We may, but are not required to, draw down on the equity line from time to time as necessary and possible under the terms of the facility. As of July 11, 2001, we notified Sativum of our intention to draw down up to $5,000,000 at a market-based share price not less than $5.00 per share beginning July 12, 2001. Sativum purchased a total of 707,947 shares of our common stock at an average purchase price of $5.65 per share, net of Sativum's discount of six percent. Because the market based price of our common stock was less than $ 5.00 for four trading days, the total investment amount was reduced to $4,000,000. Our placement agents, Pacific Crest Securities, Inc. and Granite Financial Group, Inc. received $80,000 and $40,000, respectively, as placement fees in connection with this draw down, resulting in total net proceeds to us of $3,878,000 after paying escrow fees.

         While our cash requirements may vary, as noted above, we currently expect that our existing capital resources, including income earned on invested capital, will be sufficient to fund our operations for the next twelve months. Our cash requirements may vary, however, depending on numerous factors. If for some reason we are not able to drawdown on the equity line, lack of necessary funds may require us to delay, scale back or eliminate some or all of our research and product development programs and/or our capital expenditures or to license our potential products or technologies to third parties.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     No significant changes in our quantitative and qualitative disclosures from the Form 10-K






PART II - ITEM 1

LEGAL PROCEEDINGS

         None.

PART II - ITEM 2

CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

PART II - ITEM 4

         On May 31, 2001, we held our Annual Meeting of Shareholders. Mark J. Levin and John J. Schwartz, Ph.D. were re-elected to the Board as class I directors, with terms expiring in 2004. The remaining members of the Board, whose terms continued after the Annual Meeting, are Roger Perlmutter, M.D., Irving Weissman, M.D., and Martin McGlynn, President and CEO of StemCells.

         The shareholders also approved the 2001 Equity Incentive Plan (the "Plan"), under which the Board may grant stock options, stock appreciation rights, restricted stock, unrestricted stock, deferred stock, and performance awards to employees including executive officers, directors and others providing services to StemCells or its subsidiary who are in a position to make a significant contribution to our success. A total of 3,000,000 shares of our common stock may be issued under the Plan.

         Finally, the shareholders ratified the selection of Ernst & Young LLP as StemCells' independent public accountants for the fiscal year ending December 31, 2001.

          The votes on these matters were as follows:

------------------------------------------------------------------------------------------------------------------
                                                  For        Authority      Against     Abstain        Broker
                                                              Withheld                               Non-Votes
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
Election of Mark. J. Levin as director          18,763,552       430,870
------------------------------------------------------------------------------------------------------------------
Election of John. J. Schwartz, Ph.D., as        18,762,302       432,420
director
------------------------------------------------------------------------------------------------------------------
Approval of the 2001 Equity Incentive Plan       6,162,082                    811,295      90,362      12,130,683
------------------------------------------------------------------------------------------------------------------
Ratification of Ernst & Young LLP as            19,047,479                    114,355      32,588
independent accountants for 2001
------------------------------------------------------------------------------------------------------------------

PART II - ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K



 (a)     REPORTS ON FORM 8-K

         On April 30, 2001, StemCells, Inc. sold all of its remaining founder's shares in Swiss Modex Therapeutics, Ltd. (SWX New Market: MDXN) in a private placement. StemCells, Inc. sold 103,577 shares at a net price of 87.30 CHF (Swiss francs) per share, or a total sum of approximately US $5,200,000. Report dated May 8, 2001.

         On May 10, 2001, StemCells, Inc. entered into a definitive agreement with an institutional investor to provide the company with up to $30,000,000 in equity financing from time to time. Report dated May 14, 2001.

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


                                    STEMCELLS, INC.
                                    ----------------------------------------
                                    (Name of Registrant)



August 10, 2001                     /s/ George Koshy
                                    ----------------------------------------
                                    Controller and Acting Chief Financial
                                    Officer (principal financial officer and
                                    principal accounting officer)