Form 10-Q
period 2001-09-30
STEMCELLS INC
filed 2001-11-07
CIK 883975

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:
September 30, 2001                           Commission File Number:    0-19871
                                                                        -------



                                 STEMCELLS, INC.
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


                                3155 PORTER DRIVE
                               PALO ALTO, CA 94304
           -----------------------------------------------------------
           (Address of principal executive offices including zip code)

                525 Del Rey Avenue, Suite C, Sunnyvale, CA 94086
           ----------------------------------------------------------
           (Former address of principal executive offices) (zip code)

                                 (650) 475-3100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes | X|   No  |  |

At November 05, 2001 there were 23,472,532 shares of Common Stock, $.01 par value, issued and outstanding.

                                 STEMCELLS, INC.

                                      INDEX


                                                                                         Page Number
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                                      3

         Condensed Consolidated Balance Sheets September 30, 2001 and December                 3
         31, 2000

         Condensed Consolidated Statements of Operations three and nine months                 4
         ended September 30, 2001 and 2000

         Condensed Consolidated Statements of Cash Flows nine months ended                     5
         September 30, 2001 and 2000

         Notes to Condensed Consolidated Financial Statements                                  6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results              11
         of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk                            15

PART II. OTHER INFORMATION                                                                    15

Item 1.  Legal Proceedings                                                                    15

Item 2.  Changes in Securities and Use of Proceeds                                            15

Item 4.  Submission of Matters to a Vote of Security-Holders                                  15

Item 5.  Other Information                                                                    15

Item 6.  Exhibits and Reports on Form 8-K                                                     15

SIGNATURES                                                                                    16


PART I - ITEM 1 - FINANCIAL STATEMENTS

STEMCELLS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          September 30, 2001        December 31, 2000
                                                                          ------------------        -----------------
                                                                               (unaudited)                      (a)
Assets
Current assets:
    Cash and cash equivalents                                                $  11,853,983              $ 6,068,947
    Short-term restricted investments                                                    -               16,356,334
    Accrued interest receivable                                                     14,917                   16,725
    Prepaid rent                                                                    87,605                        -
    Other current assets                                                           265,372                  524,509
                                                                             -------------            -------------
Total current assets                                                            12,221,877               22,966,515

    Property held for sale                                                       3,203,491                3,203,491
    Property, plant and equipment, net                                           1,254,201                1,451,061
    Other assets, net                                                            2,471,529                2,173,912
                                                                             -------------            -------------

Total assets                                                                 $  19,151,098              $29,794,979
                                                                             =============            =============

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                         $     168,067            $     526,191
    Accrued expenses                                                             1,005,140                  837,358
    Accrued wind-down costs                                                        557,163                1,780,579
    Current maturities of capitalized lease obligations                            335,000                  332,083
                                                                             -------------            -------------
Total current liabilities                                                        2,065,370                3,476,211

Capitalized lease obligations, less current maturities                           2,353,750                2,605,000
Deposits                                                                           129,896                   26,000
Deferred rent                                                                      862,860                  705,746
Stockholders' equity
  Convertible preferred stock, $.01 par value; 1,000,000 shares authorized, 2,626 designated as 6% Cumulative Convertible
    Preferred Stock 1,500 shares issued and outstanding at
    September 30, 2001, and December 31, 2000                                    1,500,000                1,500,000
  Common stock, $.01 par value; 45,000,000 shares authorized;
    23,455,137 and 20,956,887 shares issued and outstanding at
    September 30, 2001 and December 31, 2000, respectively                         234,555                  209,569
  Additional paid in capital                                                   144,270,287              138,150,067
  Accumulated deficit                                                        (130,422,200)            (130,498,187)
  Accumulated other comprehensive income                                                 -               16,356,334
  Deferred compensation                                                        (1,843,420)              (2,735,761)
                                                                             -------------            -------------
         Total stockholders' equity                                             13,739,222               22,982,022
                                                                             -------------            -------------
         Total liabilities and stockholders' equity                          $  19,151,098            $  29,794,979
                                                                             =============            =============


(a) Derived from the Company's audited financial statements as of December 31, 2000


     See accompanying notes to condensed consolidated financial statements.

PART I - ITEM 1 - FINANCIAL STATEMENTS

STEMCELLS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)                                      Three Months Ended              Nine Months Ended
                                                   September 30,                   September 30,
                                               2001            2000            2001            2000
                                           ------------    ------------    ------------    ------------
Revenue:
    Revenue from grants                         $276,537            $   -      $ 376,537           $   -
    Revenue - assignment of
    technology rights                                  -                -        300,000               -
                                            ------------     ------------   ------------     ------------
Total revenue                                    276,537                -        676,537               -

Operating expenses:
    Research and development                   1,554,558        1,328,263      6,057,957       3,350,101
    General and administrative                   564,068          744,404      2,661,230       2,172,137
    Wind-down expenses                                 -          480,087              -         768,733
                                            ------------     ------------   ------------     -----------
                                               2,118,626        2,552,754      8,719,187       6,290,971
                                            ------------      -----------   ------------     -----------

Loss from operations                         (1,842,089)      (2,552,754)    (8,042,650)     (6,290,971)

Other income (expense):
     Investment income                            55,001           80,248        180,334         218,480
     Interest expense                                  -         (66,720)              -       (209,287)
     Gain on sale of investments                       -                -      7,782,398       1,427,686
     Loss on disposal of fixed assets                  -                -       (24,484)        (11,098)
     Other income                                      -                -        180,389               -
                                            ------------     ------------   ------------    ------------
Total other income, net                           55,001           13,528      8,118,637       1,425,781
                                            ------------     ------------   ------------    ------------

Net income (loss)                          ($ 1,787,088)    ($ 2,539,226)        $75,987    ($4,865,190)
                                            ------------     ------------   ------------    ------------
Income (loss) per share:
     Net Income (loss)                       (1,787,088)      (2,539,226)         75,987     (4,865,190)
     Deemed dividend                                   -                -              -       (265,000)
                                            ------------     ------------   ------------    ------------
Net Income (loss) attributable to common
shareholders                                 (1,787,088)      (2,539,226)         75,987     (5,130,190)
Basic earnings per share:
    Net income (loss) per share                  ($0.08)         ($ 0.13)          $0.00        ($ 0.26)

    Weighted average shares -                 22,998,028       20,203,573     21,840,134      19,682,590
Diluted earnings per share:
    Net income (loss) per share                  ($0.08)         ($ 0.13)          $0.00        ($ 0.26)

    Weighted average shares                   22,998,028       20,203,573     23,464,951      19,682,590


     See accompanying notes to condensed consolidated financial statements.

PART I - ITEM 1 - FINANCIAL STATEMENTS

STEMCELLS, INC.

CONDENSED STATEMENTS OF CASH FLOWS


(unaudited)                                                                         Nine Months Ended
                                                                                      September 30,
                                                                                 2001                2000
                                                                             ------------        ------------
Cash flows from operating activities:
Net income (loss)                                                             $   75,987         ($4,865,190)
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Depreciation and amortization                                            475,965             617,447
        Gain on sale of investments                                           (7,782,398)         (1,427,686)
        Loss on disposal of fixed assets                                          24,484                   -
        Gain on assignment of technology rights                                 (300,000)                  -
        Compensation expense relating to the grant of stock options              735,921             464,363
        Net changes in operating assets and liabilities                       (1,015,592)         (3,086,775)
                                                                             ------------       ------------
Net cash used in operating activities                                         (7,785,633)         (8,297,841)
                                                                             ------------       ------------
Cash flows from investing activities:
    Proceeds from sale of investments                                          7,782,398           1,427,686
    Purchase of property, plant and equipment                                   (249,189)            (18,901)
    Acquisition of other assets                                                  (50,345)                  -
    Proceeds from assignment of technology rights                                300,000           2,800,000
                                                                             ------------       ------------
Net cash provided by investing activities                                      7,782,864           4,208,785
                                                                             ------------       ------------
Cash flows from financing activities:
    Proceeds from the exercise of warrants                                     2,244,533                   -
    Proceeds from the exercise of stock options                                  139,001             553,586
    Proceeds from the issuance of stock, net                                   3,652,604           4,764,150
    Proceeds from issuance of preferred stock, net of costs                            -           1,500,000
    Principal payments under capitalized lease obligations and
       mortgage payable                                                         (248,333)           (241,667)
                                                                             ------------       ------------
Net cash provided by financing activities                                      5,787,805           6,576,069
                                                                             ------------       ------------
Net increase in cash and cash equivalents                                      5,785,036           2,487,013
Cash and cash equivalents, beginning of period                                 6,068,947           4,760,064
                                                                             ------------       ------------

Cash and cash equivalents, end of period                                     $11,853,983          $7,247,077
                                                                             ============       ============
Supplemental disclosure of cash flow information:
    Interest paid                                                            $   189,764          $  209,287

           See accompanying notes to condensed financial statements.

PART I - ITEM 1. - FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2001 and 2000

NOTE 1. BASIS OF PRESENTATION

     The accompanying, unaudited, condensed consolidated financial statements have been prepared by us in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2001.

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

NOTE 2. NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average of common and diluted equivalent stock options and warrants outstanding during the period. Stock options and warrants that are antidilutive are excluded from the calculation of diluted income per common share. We excluded all stock options and warrants from the calculation of diluted loss per common share for the three-month period ended September 30, 2000 and 2001, and for the nine month period ended September 30, 2000, as these securities are antidilutive for these periods.

NOTE 3. COMPREHENSIVE INCOME

     The only component of other comprehensive loss is unrealized gains and losses on available for sale securities. For the three months ended September 30, 2001 and 2000, total comprehensive income (loss) was ($1,787,088) and $5,444,942 respectively. For the nine months ended September 30, 2001 and 2000, total comprehensive income was $75,987 and $22,339,142 respectively.

NOTE 4. WIND-DOWN OF ENCAPSULATED CELL TECHNOLOGY RESEARCH AND DEVELOPMENT
PROGRAM

     As previously reported, in 1999 we restructured our operations to abandon all further encapsulated cell technology research and concentrate our resources on the research and development of our proprietary platform of stem cell technologies. We relocated our remaining research and development activities and our corporate headquarters to California, and have been seeking to dispose of our former science and administrative and pilot manufacturing facilities in Rhode Island. In December 2000, we had a reserve of $1,780,579 related to the carrying costs for the Rhode Island facilities through 2001. On February 2001, we subleased portions of the facilities and are actively seeking to sublease, assign or sell our remaining interests in the properties. However, there can be no assurance that we will be able to dispose of these facilities in a reasonable time, if at all. At September 30, 2001 the reserve was $557,163.

-----------------------------------------------------------------------------
    Reserve as at 12/31/2000       Payments          Reserve as at 09/30/01
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
           $1,780,579             $1,223,416                $557,163
-----------------------------------------------------------------------------


NOTE 5. INVESTMENTS

     At December 31, 2000, we owned 126,193 shares of Modex Therapeutics Ltd. ("Modex"), a Swiss biotechnology company traded on the Swiss Exchange. On January 9, 2001, we sold 22,616 Modex shares for a net price of 182.00 Swiss francs per share, which converts to $112.76 per share, for total proceeds of $2,550,230. On April 30, 2001, we sold our remaining shares in Modex for a net price of 87.30 Swiss Francs per share, which converts to approximately $50.51 per share, for total proceeds of approximately $5,232,168, net of commissions and fees. We no longer hold any shares of Modex.

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

NOTE 7. SALE OF SECURITIES

     On August 3, 2000, we completed a $4 million common stock financing transaction with Millennium Partners, LP (the "Fund"). The Fund purchased our common stock at $4.33 per share. As set forth in an adjustable warrant issued to the Fund on the closing date, the Fund may be entitled to receive additional shares of common stock on eight dates beginning six months from the closing and every three months thereafter. The adjustable warrant may be exercised at any time prior to the thirtieth day after the last of such dates. On the first adjustment date, January 27, 2001, the Fund became entitled to purchase 463,369 additional shares, and it has exercised its warrant as to such shares. On April 27, 2001, the Fund became entitled to purchase 622,469 additional shares, and it has exercised its warrant as to such shares. On July 26, 2001 the Fund became entitled to purchase 25,804 additional shares and it has exercised its warrant as to such shares. On October 24, 2001 the Fund became entitled to purchase 26,191 additional shares. The number of additional shares the Fund may be entitled to on each date will be based on the number of shares of common stock the Fund continues to hold on each date and the market price of our common stock over a period prior to each date. The exercise price per share under the adjustable warrant is $.01. We will have the right, under certain circumstances, to cap the number of additional shares by purchasing part of the entitlement from the Fund at a purchase price based on the market price of such shares. The Fund also received a five-year warrant to purchase up to 101,587 shares of common stock at $4.725 per share. This warrant is callable at any time by StemCells at $7.875 per underlying share. The calculated value of this callable warrant using the Black-Scholes method was $376,888, which we accounted for as stock issuance cost that has no impact on stockholders' equity. We have accounted for the sale of the stock and warrants by adding that portion of the proceeds equal to the par value of the new shares to common stock and the balance, including the value of the warrants, to additional paid in capital. In addition, any repurchase of the shares by us would also be accounted for through additional paid in capital.

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

     On June 8, 2001, the Fund exercised its remaining option to purchase $2,000,000 of our common stock. At the closing on June 21, 2001, the Fund purchased 457,750 shares of our common stock at $4.3692 per share. We received $1,500,000 of the purchase price at the closing on June 21, 2001, and we received the remaining $500,000 on August 29, 2001 after the effectiveness of a registration statement related to these shares. The Fund also received a warrant to purchase 50,352 shares of our common stock at a price per share of $4.7664. This warrant is callable by us at any time at $7.944 per underlying share. The calculated value of this callable warrant using the Black-Scholes method is $184,288, which we account for as stock issuance cost that has no impact on stockholders' equity. In addition, the Fund received an adjustable warrant similar to the adjustable warrant issued to the Fund on August 3, 2000. The adjustable warrant contains provisions regarding the adjustment or replacement of the warrants in the event of stock splits, mergers, tender offers and other similar events. The adjustable warrant also limits the number of shares that can be beneficially owned by the Fund to 9.99% of the total number of outstanding shares of Common Stock.

NOTE 8. LEASES

     As of February 1, 2001, we entered into a 5-year lease for a 40,000 square foot facility located in the Stanford Research Park in Palo Alto, California. The new facility includes animal space, laboratories, offices, and a GMP (Good Manufacturing Practices) suite. GMP facilities can be used to manufacture materials for clinical trials. The rent will average approximately $3.2 million per year over the term of the lease. We paid $1.2 million upfront related to this new lease. Approximately $909,000 of this payment has been recorded as prepaid rent and is being amortized up to and including October 2001. In May 2001, we entered into a space-sharing agreement effective February 1, 2001, covering approximately 11,000 square feet of the 40,000 square foot facility. We received $314,523 upfront and $307,630 as payment for the months February 2001 to June 2001. Effective July 2001 we will receive $ 47,561 per month covering rent and operating expenses. We entered into an additional space sharing agreement effective September 2001 covering approximately 1,973 square feet. We received $ 41,436 upfront and will receive $ 13,812 per month plus operating expenses as charged.

     On April 27, 2001,we reached an agreement to terminate as of May 15, 2001, without cost, our lease on part of our former Sunnyvale headquarters. The lease on the remaining portion of our former Sunnyvale headquarters terminated August 31, 2001.

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

NOTE 9. GRANTS

     In February 2001, we were awarded a two-year, $300,000 per year grant from the National Institute of Health's Small Business Innovation Research (SBIR) office. The grant, which will support joint work with virologist Dr. Jeffrey Glenn at Stanford University, is aimed at characterizing the human cells that can be infected by human hepatitis viruses and to develop a small animal model using the cells that are most infectable by these viruses to develop screening assays and identify novel drug therapies for the disease. We received $ 227,556, of which $77,923 represents our share of the joint effort through June 30, 2001 and has been recognized as revenue. The remainder, $149,633, was paid to Stanford University as its share of the joint effort. In addition we received and recognized as revenue $298,614 for research from a prior SBIR grant relating to the neural program.

     On September 30 2001, we were awarded a four-year, $225,000 per year grant from the National Institute of Diabetes & Digestive & Kidney Disorders of the National Institutes of Health for our liver stem cell program which focuses on identifying liver stem and progenitor cells for the treatment of liver diseases. The grant is subject to the availability of funds and satisfactory progress of the project.


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

     In connection with our execution of the common stock purchase agreement with Sativum, we issued three three-year warrants to purchase an aggregate of 350,000 shares of our common stock at $2.38 per share to Sativum (250,000 shares), Pacific Crest Securities Inc. (75,000 shares) and Granite Financial Group, Inc. (25,000 shares). We have valued the warrants using the Black-Scholes method. The amounts of $522,500, $167,750 and $55,250 respectively, were accounted for as stock issuance cost in stockholders' equity. The exercise price and number of shares are subject to adjustment for subdivisions, combinations, stock dividends and reorganizations.

     On July 2, 2001, the Securities and Exchange Commission declared effective a registration statement with respect to up to 10,350,000 shares of our common stock, which we may issue pursuant to the Sativum common stock purchase agreement and to the warrants issued in connection with it. We cannot sell more than 3,922,606 shares pursuant to the agreement without stockholder approval. We delivered a draw down notice to Sativum Investments Limited, dated as of July 11, 2001, exercising our right to draw down up to $5,000,000 at a market-based share price not less than $5.00 per share beginning July 12, 2001. Sativum purchased a total of 707,947 shares of our common stock at an average purchase price of $5.65 per share, net of Sativum's discount of six percent. Because the market based price of our common stock was less than $ 5.00 for 4 trading days during the draw down period, our $5,000,000 request was reduced to $4,000,000. Our placement agents, Pacific Crest Securities, Inc. and Granite Financial Group, Inc. received $80,000 and $40,000, respectively, as placement fees in connection with this draw down, resulting in net proceeds to us of $3,652,604, after paying escrow fees and other associated costs. Our placement agents have exercised their warrants in full, and we have received payment of $238,000 for the shares issued to them.

NOTE 11. RECENT ACCOUNTING PRONOUNCEMENTS

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

     In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. The new rules require business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and goodwill acquired after this date will no longer be amortized, but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. As the Company has not completed any business combinations through September 30, 2001, the Company believes that these standards will not have a material impact on its financial position or operating results.

    ITEM 2. -MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of the Company for the three months and nine months ended September 30, 2001 and 2000 should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related footnotes thereto.

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

     We have not derived any revenues from the sale of any products, and we do not expect to receive revenues from product sales for at least several years. We have not commercialized any product and in order to do so we must, among other things, substantially increase our research and development expenditures as research and product development efforts accelerate and clinical trials are initiated. We have incurred annual operating losses since inception and expect to incur substantial operating losses in the future. As a result, we are dependent upon external financing from equity and debt offerings, revenues from collaborative research arrangements with corporate sponsors to finance our operations and grants. There are no such collaborative research arrangements at this time and there can be no assurance that such financing or partnering revenues will be available when needed or on terms acceptable to us.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

     For the three months ended September 30, 2001 revenue from grants totaled $276,537. There was no such revenue for the three months ended September 30, 2000.

     Research and development expenses totaled $1,554,558 for the three months ended September 30, 2001, compared with $1,328,263 for the same period in 2000. The increase of $226,295 or 17% from 2000 to 2001 was primarily attributable to the related costs of an increase in personnel to facilitate the expansion of our research programs and initiate development, and the cost of leasing a larger facility.

     General and administrative expenses were $564,068 for the three months ended September 30, 2001, compared with $744,404 for the same period in 2000. The decrease of $180,336 or 24%, from 2000 to 2001 was primarily attributable to the effect of the lower valuation of non-qualified stock options on compensation cost, offset by costs related to an increase in personnel, which included the hiring of senior management personnel as part of the reorganization and consolidation of our operations in California and the cost of leasing a larger facility.

     Investment income for the three months ended September 30, 2001 and 2000 was $55,001 and $80,248 respectively. Interest expense of $59,461 for the three months ended September 30, 2001 was charged against the wind-down reserve, as the expense was part of the bond payments related to the Rhode Island facilities. Interest expense for the same period in 2000 was $66,720. The decrease in 2001 was attributable to lower outstanding debt and capital lease balances in 2001 compared to 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

     For the nine months ended September 30, 2001, revenues from grants totaled $376,537, and revenues from assignment of rights related to technology totaled $300,000. There was no such revenue for the nine months ended September30, 2000.

     Research and development expenses totaled $6,057,957 for the nine months ended September 30, 2001, compared with $3,350,101 for the same period in 2000. The increase of $2,707,856 or 81% from 2000 to 2001 was primarily attributable to the cost of leasing a larger facility and costs related to an increase in personnel to facilitate the expansion of our research programs and initiate development.

     General and administrative expenses were $2,661,230 for the nine months ended September 30, 2001, compared with $2,172,137 for the same period in 2000. The increase of $489,093 or 23%, from 2000 to 2001 was primarily attributable to the related costs of an increase in personnel, which included the hiring of senior management personnel as part of the reorganization and consolidation of our operations in California, and the cost of leasing a larger facility.

     In December 2000, we established a reserve of $1,780,578 related to the carrying costs for the Rhode Island facilities through 2001. At September 30, 2001 our reserve was $557,163. In comparison, for the first nine months ended September 30, 2000 we incurred costs of $768,733 in excess of a reserve of $1,634,522 created in December 1999 for the first six months of 2000.

     Investment income for the nine months ended September 30, 2001 and 2000 was $180,334 and $218,480 respectively. Interest expense of $189,764 for the nine months ended September 30, 2001 was charged against the wind-down reserve, as the expense was part of the bond payments related to the Rhode Island facilities. Interest expense for the same period in 2000 was $209,287. The decrease in 2001 was attributable to lower outstanding debt and capital lease balances in 2001 compared to 2000.

     On January 9, 2001, we sold 22,616 Modex shares for a net price of 182.00 Swiss francs per share, which converts to $112.76 per share, for total proceeds and a realized gain of $2,550,230. On April 30, 2001, we sold our remaining shares in Modex for a net price of 87.30 Swiss Francs per share, which converts to approximately $50.51 for total proceeds and a realized gain of $5,232,168, net of commissions and fees. We no longer hold any shares of Modex.

     Other income for the nine months ended September 30, 2001 was $180,389, which was a refund for an overpayment of property taxes in prior years. At June 30, 2001we recorded a loss of $24,484 relating to the disposal of some our equipment located in our former headquarters in Sunnyvale, California.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have financed our operations through the sale of our common and preferred stock, the issuance of long-term debt and capitalized lease obligations, revenues from collaborative agreements, research grants, sales of marketable securities and interest income.

     We had unrestricted cash and cash equivalents totaling $11,853,983 at September 30, 2001. Cash equivalents are invested in money market funds.

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

     On August 3, 2000, we completed a $4 million common stock financing transaction with Millennium Partners, LP, or the Fund, an investment fund. The Fund purchased our common stock at $4.33 per share. The Fund is entitled, pursuant to an adjustable warrant issued on August 3, 2000 in connection with the sale of common stock to the Fund, to purchase additional shares of common stock for $0.01 per share. The adjustments to the adjustable warrant are calculated on eight dates beginning six months from the closing and every three months thereafter. The number of additional shares the Fund may be entitled to on each date will be based on the number of shares of common stock the Fund continues to hold on each date and the market price of our common stock over a period prior to each date. We have the right, under certain circumstances, to cap the number of additional shares by purchasing part of the entitlement from the Fund. In addition, the Fund was granted an option for twelve months to purchase up to $3 million of additional common stock. On August 23, 2000 the Fund exercised $1,000,000 of its option to purchase additional common stock at $5.53 per share. On June 8, 2001, the Fund exercised its remaining option to purchase $2 million of our common stock at $4.3692 per share.

     We have sold all of our shares of Modex Therapeutics, Ltd. for total net proceeds of$7,782,398 net of commissions and other fees. In addition, on April 30, 2001, we sold Modex our rights to future payments under the agreement between us and Neurotech S.A. for $300,000.

     On May 10, 2001, we entered into a common stock purchase agreement with Sativum Investments Limited for the potential future issuance and sale of up to $30,000,000 of our common stock, subject to restrictions and other obligations. We, at our sole discretion, may draw down on this facility, sometimes termed an equity line, from time to time, and Sativum is obligated to purchase shares of our common stock at a 6% discount to a volume weighted average market price over the 20 trading days following the drawdown notice. We are limited with respect to how often we can exercise a drawdown and the amount of each drawdown. We may, but are not required to, draw down on the equity line from time to time as necessary and possible under the terms of the facility. As of July 11, 2001, we notified Sativum of our intention to draw down up to $5,000,000 at a market-based share price not less than $5.00 per share beginning July 12, 2001. Sativum purchased a total of 707,947 shares of our common stock at an average purchase price of $5.65 per share, net of Sativum's discount of six percent. Because the market based price of our common stock was less than $ 5.00 for 4 trading days during the draw down period, our $5,000,000 request was reduced to $4,000,000. Our placement agents, Pacific Crest Securities, Inc. and Granite Financial Group, Inc.

received $80,000 and $40,000, respectively, as placement fees in connection with this draw down, resulting in net proceeds to us of $3,652,604, after paying escrow fees and other associated costs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have sold all of our shares of Modex Therapeutics, Ltd., refered to in our Form 10-K for the year ended December 31, 2000.



PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES-HOLDERS

     None


ITEM 5. OTHER INFORMATION

On September 26, 2001, the size of the Board of Directors was increased to six and Dr. Ricardo Levy was elected to the new position.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     None



SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    STEMCELLS, INC.
                                    ----------------------------------------
                                    (Name of Registrant)

November 7, 2001                    /s/ George Koshy
                                    ----------------------------------------
                                    Controller and Acting Chief Financial
                                    Officer (principal financial officer and
                                    principal accounting officer)