Form 10-Q
period 2002-03-31
STEMCELLS INC
filed 2002-05-03
CIK 883975

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:
March 31, 2002              Commission File Number: 0-19871
                                                    -------


                                 STEMCELLS, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                              94-3078125
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               identification No)


                                3155 PORTER DRIVE
                               PALO ALTO, CA 94304
           (Address of principal executive offices including zip code)



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

Yes | X|   No  |  |

At April 25, 2001 there were 24,238,808 shares of Common Stock, $.01 par value, issued and outstanding.

                                 STEMCELLS, INC.
                                      INDEX

PART I. FINANCIAL INFORMATION                                                      Page Number

Item 1.  Financial Statements (Unaudited) ......................................        3

         Condensed Consolidated Balance Sheets March 31, 2002 and
         December 31, 2001 .....................................................        3

         Condensed Consolidated Statements of Operations three months ended
         March 31, 2002 and 2001 ...............................................        4

         Condensed Consolidated Statements of Cash Flows three months ended
         March 31, 2002 and 2001 ...............................................        5

         Notes to Condensed Consolidated Financial Statements ..................        6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations .................................................       14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............       19

PART II. OTHER INFORMATION .....................................................       19

Item 1.  Legal Proceedings .....................................................       19

Item 4.  Submission of Matters to a Vote of Security-Holders ...................       19

Item 6.  Exhibits and Reports on Form 8-K ......................................       19

SIGNATURES .....................................................................

PART I - ITEM 1 - FINANCIAL STATEMENTS

STEMCELLS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    March 31, 2002    December 31, 2001
                                                                    --------------    -----------------
                                                                       (unaudited)                  (a)
Assets
Current assets:
    Cash and cash equivalents ...................................    $ 10,628,723         $ 13,697,195
    Accrued interest receivable .................................           1,362                4,638
    Other Receivable ............................................          75,997               49,590
    Other current assets ........................................         175,229              361,636
                                                                    --------------        -------------
Total current assets ............................................      10,881,311           14,113,059

    Property held for sale ......................................       3,203,491            3,203,491
                                                                        1,164,157            1,219,319



    Property, plant and equipment, net
    Other assets, net ...........................................       2,659,370            2,267,207
                                                                    --------------        -------------
Total assets ....................................................     $17,908,329          $20,803,076
                                                                    ==============        =============
Liabilities, redeemable convertible preferred stock and
    Stockholders' Equity
Current liabilities:
    Accounts payable ............................................       $ 317,931            $ 578,270
    Accrued expenses ............................................         661,982              499,165
    Current maturities of capitalized lease obligations .........         261,667              289,167
                                                                    --------------        -------------
Total current liabilities .......................................       1,241,580            1,366,602

Capitalized lease obligations, less current maturities ..........       2,259,583            2,315,833
Deposits ........................................................         187,396              129,897
Deferred rent ...................................................       1,423,412            1,120,005
                                                                    --------------        -------------
Total Liabilities ...............................................       5,111,971            4,932,337
Redeemable Convertible Preferred Stock,  $0.01 par value;
    1,000,000 shares authorized issuable in series: 3%
    Cumulative Convertible Preferred Stock, 5000 shares
    issued and 4,000 shares outstanding at March 31, 2002
    and December 31, 2001 (aggregate liquidation preference
    of $5,000,000) ..............................................       1,699,683            1,379,682
    6% Cumulative Convertible Preferred Stock, 2,626 designated as 6%, 1,500 shares issued and outstanding at March 31, 2002 and December 31, 2001 (aggregate liquidation preference
    of $1,500,000) ..............................................       1,283,250            1,283,250
Stockholders' equity:
  Common stock, $.01 par value; 45,000,000 shares authorized;
    24,238,808 and 24,220,021 shares issued and outstanding
    at March 31, 2002 and December 31, 2001, respectively .......         242,388              242,200
  Additional paid in capital ....................................     147,819,336          149,180,388
  Accumulated deficit ...........................................    (136,754,808)        (133,944,684)
  Deferred compensation .........................................      (1,493,491)          (2,270,097)
                                                                    --------------        -------------
         Total stockholders' equity .............................       9,813,425           13,207,807
                                                                    --------------        -------------
         Total liabilities redeemable convertible preferred
             stock and stockholders' equity .....................     $17,908,329          $20,803,076
                                                                    ==============        =============

(a) Derived from the Company's audited financial statements as of December 31, 2001

See accompanying notes to condensed consolidated financial statements.

PART I - ITEM 1 - FINANCIAL STATEMENTS

STEMCELLS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)                                                       Three Months Ended
                                                                      March 31,
                                                                 2002             2001
                                                             ------------    ------------
    Revenue from grants .................................         $111,299        $100,000

Operating expenses:
    Research and development ............................        1,536,996       1,644,257
    General and administrative ..........................        1,339,373         996,862
                                                              ------------    ------------
                                                                 2,876,369       2,641,119
                                                              ------------     -----------

Loss from operations ....................................       (2,765,070)     (2,541,119)

Other income (expense):
     Investment income ..................................           17,521          79,041
     Interest expense ...................................          (58,624)              -
     Gain on sale of investments ........................                -       2,550,230
     Other income (expense) .............................           (3,953)        180,389
                                                              ------------    ------------
Total other income (expense), net .......................          (45,056)      2,809,660
                                                              ------------    ------------

Net income (loss) .......................................       (2,810,126)        268,541

Deemed dividend to preferred shareholders ...............         (320,001)              -
                                                              ------------    ------------
Net Income (loss) applicable to common shareholders .....      ($3,130,127)       $268,541
                                                              ============    ============
Basic earnings per share:
    Net income (loss) per share .........................           ($0.13)         $ 0.01

    Weighted average shares - ...........................       24,220,952      20,989,127
Diluted earnings per share:
    Net income (loss) per share .........................           ($0.13)         $ 0.01

    Weighted average shares .............................       24,220,952      22,405,358


See accompanying notes to condensed consolidated financial statements.

PART I - ITEM 1 - FINANCIAL STATEMENTS

STEMCELLS, INC.
CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)                                                                    Three Months Ended
                                                                                    March 31,

                                                                                2002                2001
                                                                            ------------        ------------
Cash flows from operating activities:
Net income (loss) .......................................................    ($2,810,126)          $268,541
Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization .......................................         96,247            142,554
    Amortization of deferred compensation ...............................       (288,915)            67,287
    Compensation expense relating to the grant of stock options .........         35,215             60,933
    Gain on sale of investments                                                       --         (2,550,230)
Net changes in operating assets and liabilities .........................         11,101         (1,812,084)
                                                                            ------------       ------------
Net cash used in operating activities ...................................     (2,956,478)        (3,822,999)
                                                                            ------------       ------------
Cash flows from investing activities:
    Proceeds from sale of investments                                                 --          2,550,230
    Purchase of property, plant and equipment ...........................        (17,688)          (114,734)
    Acquisition of other assets                                                       --           (126,391)
                                                                            ------------       ------------
Net cash (used in) provided by investing activities .....................        (17,688)         2,309,105
                                                                            ------------       ------------
Cash flows from financing activities:
    Proceeds from the exercise of stock options .........................            107             26,605
    Expenses relating to the issuance of common stock ...................        (10,663)                --
    Principal payments under capitalized lease obligations ..............        (83,750)           (82,500)
                                                                            ------------       ------------
Net cash (used in) provided by financing activities .....................        (94,306)           (55,895)
                                                                            ------------       ------------
Net decrease in cash and cash equivalents ...............................     (3,068,472)        (1,569,789)
Cash and cash equivalents, beginning of period ..........................     13,697,195          6,068,947
                                                                            ------------       ------------
Cash and cash equivalents, end of period ................................    $10,628,723         $4,499,158
                                                                            ============       ============

Supplemental disclosure of cash flow information:
    Interest paid .......................................................        $58,624            $64,460


See accompanying notes to condensed financial statements.

PART I - ITEM 1. - FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2002 and 2001

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying, unaudited, condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2002.

     The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required for complete financial statements in accordance with accounting principles generally accepted in the United States. For the complete financial statements, refer to the audited financial statements and footnotes thereto as of December 31, 2001, included on Form 10-K.

NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average of common and diluted equivalent stock options and warrants outstanding during the period. Stock options and warrants that are antidilutive are excluded from the calculation of diluted income per common share. The Company excluded all stock options and warrants from the calculation of diluted loss per common share for the three-month period ended March 31, 2002, as these securities are antidilutive during that period.

COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income. The only component of other comprehensive income is unrealized gains and losses on available for sale securities. For the three months ended March 31, 2002 and 2001, net income (loss) was ($2,810,126) and $268,541 respectively. For the three months ended March 31, 2002 and 2001, total comprehensive loss was $2,810,126 and $7,675,143 respectively. For the three months ended March 31, 2001 other comprehensive loss includes $5,393,454 in unrealized losses on available for sale securities. There were no unrealized gains or losses on available for sale securities for the three months ended March 31, 2002.

REVENUE RECOGNITION

     Revenues from collaborative agreements and grants are recognized as earned upon either the incurring of reimbursable expenses directly related to the particular research plan or the completion of certain development milestones as defined within the terms of the collaborative agreement. Payments received in advance of research performed are designated as deferred revenue. The Company recognizes non-refundable upfront license fees and certain other related fees on a straight-line basis over the development period. Fees associated with substantive at risk, performance based milestones are recognized as revenue upon their completion, as defined in the respective agreements. Incidental assignment of technology rights are recognized as revenue at the time of receipt.

NOTE 2.  INVESTMENTS

     At December 31, 2000, the Company owned 126,193 shares of Modex Therapeutics Ltd. ("Modex"), a Swiss biotechnology company traded on the Swiss Exchange. On January 9, 2001, the Company sold 22,616 Modex shares for a net price of 182.00 Swiss francs per share, which converts to $112.76 per share, for total proceeds of $2,550,230. On April 30, 2001, the Company sold its remaining shares in Modex for a net price of 87.30 Swiss Francs per share, which converts to approximately $50.51 per share, for total proceeds of approximately $5,232,168, net of commissions and fees. The Company no longer holds any shares of Modex.

NOTE 3. WIND-DOWN OF ENCAPSULATED CELL TECHNOLOGY RESEARCH AND DEVELOPMENT
PROGRAM

     Until mid-1999, the Company engaged in research and development in encapsulated cell therapy technology, including a pain control program funded by AstraZeneca Group plc. The results from the 85-patient double-blind, placebo-controlled trial of an encapsulated bovine cell implant for the treatment of severe, chronic pain in cancer patients did not, however, meet the criteria AstraZeneca had established for continuing trials for the therapy, and in June 1999 AstraZeneca terminated the collaboration, as allowed under the terms of the original collaborative agreement signed in 1995.

     As a result of termination, management determined in July 1999 to restructure research operations to abandon all further encapsulated cell technology research and to concentrate resources on the research and development of its proprietary platform of stem cell technologies. The Company wound down its research and manufacturing operations in Lincoln, Rhode Island, and relocated its remaining research and development activities, and its corporate headquarters, to the facilities of its wholly owned subsidiary, StemCells California, Inc., in California, in October 1999. As a result, the Company sold excess furniture and equipment in December 1999 and has subleased a major portion of the facilities it formerly occupied in Rhode Island; the Company is actively seeking to sell or assign its interest in these facilities. In December 2000, the Company had a reserve of $1.7 million related to the carrying costs for the Rhode Island facilities through 2001. In the year 2001 the Company paid $1.7 million of expenses, which were recorded against the reserve. Even though the Company intends to dispose of these facilities at the earliest possible time, it cannot determine with certainty a fixed date by which such disposal will occur. In light of this uncertainty, for the year 2002 and beyond, the Company will record further costs as operating expenses as incurred. For the three months ended March 31, 2002 the Company recorded $298,000 of expenses related to the Rhode Island facilities as general and administrative expenses.

NOTE 4. LEASES

     As of February 1, 2001, the Company entered into a 5-year lease for a 40,000 square foot facility located in the Stanford Research Park in Palo Alto, CA. The new facility includes space for animals, laboratories, offices, and a GMP (Good Manufacturing Practices) suite. GMP facilities can be used to manufacture materials for clinical trials. The rent will average approximately $3.15 million per year over the term of the lease. In addition the Company has issued a letter of credit amounting to $275,000 to serve as a deposit for the duration of the lease. The lease has a rent escalation clause and accordingly, the Company is recognizing rent expense on a straight-line basis. At March 31, 2002, the Company had $436,310 in deferred rent expense for this facility. In May 2001, the Company entered into a space-sharing agreement effective February 1, 2001, covering approximately 11,000 square feet of the 40,000 square foot facility. The Company will receive an average of approximately $800,000 per year plus a proportionate share of the operating expenses over the term of the lease. The Company entered into an additional space sharing agreement effective September 2001 covering approximately 1,973 square feet, from which it will receive an average of approximately $170,000 plus operating expenses as charged over the term of the lease.

     The Company had undertaken direct financing transactions with the State of Rhode Island and received proceeds from the issuance of industrial revenue bonds totaling $5,000,000 to finance the construction of its pilot manufacturing facility. The related leases are structured such that lease payments will fully fund all semiannual interest payments and annual principal payments through maturity in August 2014. Fixed interest rates vary with the respective bonds' maturities, ranging from 5.1% to 9.5%. The bonds contain certain restrictive covenants that limit, among other things, the payment of cash dividends and the sale of the related assets.

     The Company entered into a fifteen-year lease for a scientific and administrative facility ("SAF") in connection with a sale and leaseback arrangement in 1997. The lease has a rent escalation clause and accordingly, the Company is recognizing rent expense on a straight-line basis. At March 31, 2002, the Company had $987,102 in deferred rent expense for this facility.

     The Company continues to lease the facilities in Lincoln, Rhode Island obtained in connection with its former encapsulated cell technology, but have now succeeded in subleasing the majority of those facilities: the 21,000 square-foot pilot manufacturing facility, the 3,000 square-foot cell processing facility and a major portion of the approximately 65,000 square foot SAF. As part of the subleasing agreement, the Company has issued two letters of credit: one for $106,560 with an expiration date of March 31, 2003, and the other for $159,000 which will automatically decrease to $106,053 in March 31, 2005 and $52,947 in March 2006, with a final expiration date of March 31, 2007. The Company continues to seek to sublet the remainder of the SAF and to assign or sell its interests in these properties. There can be no assurance however, that the Company will be able to dispose of these properties in a reasonable time, if at all.

NOTE 5. GRANTS

     In February 2001, the Company was awarded a two-year, $300,000 per year grant from the National Institutes of Health's Small Business Innovation Research (SBIR) office. The grant, which supports joint work with virologist Dr. Jeffrey Glenn at Stanford University, is aimed at characterizing the human cells that can be infected by human hepatitis viruses and developing a small animal model using the cells that are most infectable by these viruses to develop screening assays and identify novel drug for the disease. In the year 2001, the Company received $300,000, of which $150,367 represents the Company's share of the joint effort and has been recognized as revenue. The remainder, $149,633, was paid to Stanford University as its share of the joint effort. On March 26, 2002 the Company received $204,682 as part payment for the second year, of which $55,049 was recognized as revenue and the balance of $149,633 was paid to Stanford University as its share of the joint effort.

     On September 30 2001, the Company was awarded a four-year, $225,000 per year, grant from the National Institute of Diabetes & Digestive & Kidney Disorders of the National Institutes of Health for the Company's liver stem cell program which focuses on identifying liver stem and progenitor cells for the treatment of liver diseases. The grant is subject to the availability of funds and satisfactory progress of the project. In 2001, the Company received and recognized as revenue $56,250 related to this award. For the three months ended March 31, 2002, the Company received and recognized as revenue $56,250.

NOTE 6. STOCKHOLDERS' EQUITY

3% CUMULATIVE CONVERTIBLE PREFERRED STOCK

     On December 4, 2001, the Company issued 5,000 shares of 3% cumulative convertible preferred stock to Riverview Group, L.L.C., (Riverview Group), a wholly owned subsidiary of Millennium Partners, L.P. plus a 5-year warrant to purchase 350,877 shares of common stock at $3.42 per share. The Company received net proceeds of $4,727,515. This preferred stock is convertible into shares of the Company's common stock at a conversion price of $2.00 per share at the option of Riverview Group. The conversion price is subject to adjustment for stock splits, dividends, distributions, reclassifications and similar events. The conversion price may be below the trading market price at the time of the conversion. The final closing on the NASDAQ National Market of the Company's common stock on December 4, 2001 was $2.90 per share. The preferred stock contains a mandatory redemption feature where the Company will redeem unconverted preferred stock on December 4, 2003. The Company has valued the warrants and the beneficial conversion feature reflecting the December 4, 2001 commitment date and the most beneficial per share discount available to the preferred shareholders. As the preferred shares contain a stated redemption, such value of $3,185,000, including issuance costs of $272,485, is recorded as a discount to the preferred shares. The preferred shares will be accreted to its mandatory redemption amount and the accretion will result in a deemed dividend. The deemed dividend has been reflected as an adjustment to net loss applicable to common stockholders. An accretion adjustment of $320,001 was recorded for the three months ended March 31, 2002. The Company filed a registration statement on Form S-3 covering the shares of common stock underlying the 3% Cumulative Convertible Preferred Stock, and the SEC declared it effective on January 10, 2002. On December 7, 2001, Riverview Group converted 1,000 shares of its 3% cumulative convertible preferred stock for 500,125 shares of the Company's common stock. The holders of the preferred stock have liquidation rights equal to their original investment plus accrued but unpaid dividends.

NOTE 7. SUBSEQUENT EVENTS

     On April 12, 2002, the holders of the 1,500 shares of 6% cumulative convertible preferred stock issued by the Company on April 13, 2000 elected to extend the Mandatory Conversion Date for such shares to October 2, 2002. The Mandatory Conversion Date was originally April 13, 2002 but, by virtue of a delay in effective registration of the underlying common shares, the shareholders had the right to extend the date. As of April 13, 2002, the conversion price of the 6% cumulative convertible preferred stock was $1.94 per share (based on the face value of the shares).

    ITEM 2. -MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

     The following discussion of the our financial condition and the results of our operations for the three months ended March 31, 2002 and 2001 should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related footnotes thereto.

     This report includes forward-looking statements. You can identify these statements by forward-looking words such as "may," "will," "possibly," "expect," "anticipate," "project," "believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition, or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there will be events in the future that we have not been able to accurately predict or control and that may cause our actual results to differ materially from those discussed. For example, contaminations at our facilities, changes in the pharmaceutical or biotechnology industries, competition and changes in government regulations or general economic or market conditions could all have significant effects on our results. These factors should be considered carefully and readers should not place undue reliance on our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of the events described in the "Cautionary Factors Relevant to Forward Looking Information" and "Business" sections included in our Form 10-K report as of December 31, 2001 could harm our business, operating results and financial condition. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements and risk factors contained or referred to herein.

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

         In 2001, we entered into two significant financing agreements: In May, we entered into an equity line enabling us to draw up to $30,000,000 subject to various restrictions, and we did draw down $4,000,000 in July; and in December, we issued 3% convertible preferred stock for $5,000,000. In addition, under the terms of the financing agreement we entered into in 2000 with Millennium Partners, LP, Millennium exercised its final option to purchase $2,000,000 of our common stock; that agreement has now terminated. (See "Liquidity and Capital Resources" below for further detail on each of these transactions.)

     In addition, we received two grants from the National Institutes of Health, one for work on hepatitis to be carried out jointly by us and Stanford University, and one focusing on the effort to identify liver stem and progenitor cells for the treatment of liver diseases. Although the grants are relatively small ($300,000 a year for two years and $225,000 a year for four years, respectively), and dependent on availability of funds and satisfactory progress, we are very pleased by this recognition of our work by the agency.

     Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future due to the occurrence of material recurring and nonrecurring events, including without limitation, the receipt and payment of recurring and nonrecurring licensing payments, the initiation or termination of research collaborations, the on-going expenses to lease and maintain our facilities in Rhode Island and the increasing costs associated with our move to a larger facility in California. To expand and provide high quality systems and support to our Research and Development programs, we will need to hire more personnel, which will lead to higher operating expenses.

     We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

USE OF ESTIMATES

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States, that requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates.

STOCK-BASED COMPENSATION

     Our employee stock option plan is accounted for under Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." We grant qualified stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. In accordance with APB 25, we recognize no compensation expense for qualified stock option grants. We also issue non-qualified stock options for a fixed number of shares to employees with an exercise price less than the fair market value of the shares at the date of grant. When such options vest, we recognize the difference between the exercise price and fair market value as compensation expense in accordance with APB 25.

     We account for certain stock options granted to non-employees in accordance with FAS NO. 123--ACCOUNTING FOR STOCK-BASED COMPENSATION and EITF 96-18--ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES, and accordingly, recognize as expense the estimated fair value of such options as calculated using the Black-Scholes valuation model. The estimated fair value is re-determined each quarter using the methodologies allowable by FAS No. 123, and the cost is amortized over the vesting period of each option or the recipient's contractual arrangement, if shorter.

LONG-LIVED ASSETS

     We routinely evaluate the carrying value of our long-lived assets. We record impairment losses on long-lived assets used in operations when events and circumstances indicate that assets may be impaired and the undiscounted cash flows estimated to be generated by the assets are less than the carrying amount of those assets. If an impairment exists, the charge to operations is measured as the excess of the carrying amount over the fair value of the assets.

RESEARCH AND DEVELOPMENT COSTS

         We expense all research and development costs as incurred. Research and Development costs include costs of personnel, external services, supplies, facilities and miscellaneous other costs.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

     For the three months ended March 31, 2002 revenue from grants totaled approximately $111,000, compared to $100,000 for the three months ended March 31, 2001.

     Research and development expenses totaled $1,537,000 for the three months ended March 31, 2002, compared with $1,644,000 for the same period in 2001. The decrease of $107,000 or 7% from 2001 to 2002 was primarily attributable to the effect of the lower valuation of non-qualified stock options on compensation cost, offset by costs related to an increase in personnel to facilitate the expansion of our research programs and initiate development. At March 31, 2002 we had 28 full time employees for research and development and laboratory support services, compared with 21 full time employees at March 31, 2001

     General and administrative expenses were $1,339,000 for the three months ended March 31, 2002, compared with $997,000 for the same period in 2001. The increase of $342,000 or 26%, from 2001 to 2002 was primarily attributable to the inclusion of $298,000 in expenses of our Rhode Island facilities in general and administrative expenses. For the same period in year 2001, $400,000 in expenses was booked against a wind-down reserve. At December 31, 2000,we had created this wind-down reserve of $1,780,000 related to the carrying costs for the Rhode Island facilities through 2001. As we cannot predict the exact disposal date of these properties, effective 2002 we record these expenses as normal general and administrative expenses.

     On January 9, 2001, we sold 22,616 Modex shares for a net price of
182.00 Swiss Francs per share, which converted to $112.76 per share, for total proceeds and a realized gain of $2,550,230 for the three months ended March 31, 2001. On April 30, 2001, the Company sold its remaining shares, and the Company no longer holds any shares of Modex.

     Interest income for the three months ended March 31, 2002 and 2001 was $18,000 and $79,000 respectively. Interest expense was $59,000 for the three months ended March 31, 2002. For the three months ended March 31, 2001, interest expense was $65,000 and was charged against the wind-down reserve, as the expense was part of the bond payments related to the Rhode Island facilities. The decrease in 2002 was attributable to lower outstanding debt and capital lease balances in 2002 compared to 2001.

     For the three months ended March 31, 2002, we recorded a deemed dividend of $320,001 related to the 3% Cumulative Convertible Preferred Stock which includes the accretion of common stock warrants, the accretion of the beneficial conversion feature and the accretion of related issuance costs. The aggregate accretion value associated with the warrants, beneficial conversion feature and issuance costs were included in the calculation of net loss applicable to common stockholders.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have financed our operations through the sale of common and preferred stock, the issuance of long-term debt and capitalized lease obligations, revenues from collaborative agreements, research grants and interest income.

     We had unrestricted cash and cash equivalents totaling $10,629,000 at March 31, 2002. Cash equivalents are invested in US Treasuries and money market funds with maturities of less than 90 days.

     On May 10, 2001, we entered into a common stock purchase agreement with Sativum Investments Limited for the potential future issuance and sale of up to $30,000,000 of our common stock. This facility, sometimes termed an equity line, is subject to restrictions and other obligations which limit how often we can exercise a draw down and the amount of each draw down. We, at our sole discretion, may initiate a draw down on this facility from time to time, and Sativum is obligated to purchase shares of our common stock at a 6% discount to a volume weighted average market price over the 20 trading days following the draw-down notice, except those trading days, if any, when the market price is less than the amount we have specified in the draw-down notice as the minimum price at which we are willing to sell. We delivered a draw down notice to Sativum Investments Limited, dated as of July 11, 2001, exercising our right to draw down up to $5,000,000 at a market-based share price not less than $5.00 per share beginning July 12, 2001. Sativum purchased a total of 707,947 shares of our common stock at an average purchase price of $5.65 per share, net of Sativum's discount of six percent. Because the market based price of our common stock was less than $5.00 for 4 trading days during the draw down period, pursuant to the terms of our with Sativum agreement, our $5,000,000 request was reduced to $4,000,000. Our placement agents, Pacific Crest Securities, Inc. and Granite Financial Group, Inc., received $80,000 and $40,000, respectively, as placement fees in connection with this draw down, resulting in net proceeds to us of $3,603,407, after paying escrow fees and other associated costs. In connection with our execution of the common stock purchase agreement with Sativum, we issued three three-year warrants to purchase an aggregate of 350,000 shares of our common stock at $2.38 per share to Sativum (250,000 shares), Pacific Crest Securities Inc. (75,000 shares) and Granite Financial Group, Inc. (25,000 shares). Our placement agents have exercised their warrants in full and we have received payment of $238,050 for the shares issued to them.

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

     We continue to have outstanding obligations in regard to our former facilities in Lincoln, Rhode Island, including lease payments and operating costs of approximately $1,000,000 for 2002, net of subtenant income. We have subleased a portion of these facilities and are actively seeking to sublease, assign or sell our remaining interests in these facilities. Failure to do so within a reasonable period of time will have a material adverse effect on our liquidity and capital resources. Our total operating lease commitments for the years 2002 to 2013 are $25,141,000, and our total capital lease commitments for the years 2002 to 2014 amounts to $4,107,000.

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

     None

PART II - ITEM 5

OTHER INFORMATION


PART II - ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

     None

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             STEMCELLS, INC.
                                             -------------------------
                                             (Name of Registrant)



May 3, 2002                                  /s/ George Koshy
                                             -------------------------
                                             Controller and Acting Chief
                                             Financial Officer (principal
                                             financial officer and
                                             principal accounting officer)