Form 10-K/A
period 2001-12-31
STEMCELLS INC
filed 2002-08-02
CIK 883975

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K/A

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


    This amendment on Form 10-K/A amends the Annual Report of the Company on Form 10-K previously filed for the year ended December 31, 2001. This Annual Report on Form 10-K/A is filed in connection with the Company's restatement of its consolidated statements of operations for the year ended December 31, 2001 and its unaudited consolidated statements of operations for the quarters ended March 31, 2001 and June 30, 2001. The restatement is being made in order to record additional deemed dividends for the beneficial conversion feature of the Comapny's 6% Cumulative Convertible Preferred Stock. The additional deemed dividends arise as a result of the change to the effective conversion price resulting from the issuance in 2001 of adjustable warrants in connection with the common stock financing transaction with Millennium Partners, LP (See note 11 to the financial statements). Accordingly, in its restated financial statements, the Company has recorded additional deemed dividends of $331,000 for the quarter ended March 31, 2001, $471,000 for the quarter ended June 30, 2001 and $802,000 for the year ended December 31, 2001 (see note 15 to the financial statements).

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


                    STEPS                                     CONSIDERATIONS
---------------------------------------------  ---------------------------------------------

2.Submission to the FDA of an application      The results of the preclinical tests are
for an Investigational New Drug Exemption, or  submitted to the FDA as part of an IND, and
IND, which must become effective before U.S.   the IND becomes effective 30 days following
human clinical trials may commence             its receipt by the FDA, as long as there are
                                               no questions, requests for delay or
                                               objections from the FDA.

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

ITEM 6. SELECTED FINANCIAL DATA

    The following selected historical information has been derived from the audited financial statements of the Company. The financial information as of December 2001 and 2000 and for each of the three years in the period ended December 31, 2001 are derived from audited financial statements included elsewhere in this Form 10-K/A.


                                                               YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------------------
                                                   2001       2000       1999       1998       1997
                                                 --------   --------   --------   --------   --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Consolidated Statement of Operations
  Revenue from collaborative and licensing
    agreements(1)..............................  $    --    $    74    $ 5,022    $ 8,803    $10,617
  Revenue from grants..........................      505         --         --         --         --
  Revenue from assignment of rights to
    technology.................................      300         --         --         --         --
                                                 -------    -------    -------    -------    -------
Total revenue..................................      805         74      5,022      8,803     10,617
Research and development expenses..............    8,603      5,979      9,984     17,659     18,604
Acquired research and development..............       --         --         --         --      8,344
Encapsulated Cell Technology wind-down and
  corporate relocation(2)......................       --      3,327      6,048         --         --
Net loss before cumulative effect of change in
  accounting principle.........................   (3,447)   (11,125)   (15,709)   (12,628)   (18,114)
Basic and diluted net loss per share available
  to common shareholders before cumulative
  effect of an accounting change...............  $ (0.22)   $ (0.57)   $ (0.84)   $ (0.69)   $ (1.08)
Cumulative effect of a change in accounting
  principle....................................       --    $ (0.01)        --         --         --
                                                 -------    -------    -------    -------    -------
Net loss per share applicable to common
  shareholders (4).............................  $ (0.22)   $ (0.58)   $ (0.84)   $ (0.69)   $ (1.08)
Shares used in computing basic and diluted net
  loss per share...............................   22,242     20,068     18,708     18,291     16,704


                                                                     DECEMBER 31
                                                 ----------------------------------------------------
                                                   2001       2000       1999       1998       1997
                                                 --------   --------   --------   --------   --------
                                                                    (IN THOUSANDS)

Consolidated Balance Sheet
  Cash and cash equivalents....................  $13,697    $ 6,069    $ 4,760    $17,386    $29,050
  Restricted investments.......................       --     16,356         --         --         --
  Total assets.................................   20,803     29,795     15,781     32,866     44,301
  Long-term debt, including capital leases.....    2,316      2,605      2,937      3,762      4,108
  Redeemable common stock......................       --         --      5,249      5,249      5,583
  Redeemable preferred stock(3)................    2,663      1,283      5,249      5,249      5,583
  Stockholders' equity.........................   13,208     21,699      3,506     17,897     28,900

------------------------

(1) See footnote 3 in the consolidated financial statements

(2) See footnote 2 in the consolidated financial statements

(3) See footnote 11 in the consolidated financial statements

(4) 2001 amounts have been restated for additional deemed dividends to preferred shareholders, see Notes 1 and 11 in the accompanying consolidated financial statements

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

    The net loss in 2001, 2000 and 1999 was $3,446,000, $11,125,000, and
$15,709,000, respectively. The loss per share applicable to common shareholders was $0.22, $.57 and $.84 in 2001, 2000 and 1999, respectively. The decrease from 2000 to 2001 is primarily attributable to a realized gain of $7,782,000 from our sale of Modex shares in 2001, offset by an increase in operating expenses attributable to an increase in personnel and our move to a larger facility. The decrease from 1999 to 2000 was primarily attributable to the wind-down of our encapsulated cell technology research and our Rhode Island operations and offset by the elimination of revenue from the Astra Agreement.

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

    In 2000 we recorded an initial deemed dividend aggregating $481,000 related to the 6% Cumulative Convertible Preferred Stock (see note 11 to the financial statements). The dividend reflects the value of warrants issued and the beneficial conversion feature. In November 2000, the FASB issued Emerging Issues Task Force Issue No. 00-27, "Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments" ("EITF 00-27"). Prior to the adoption of EITF 00-27, we recognized $216,000 of deemed dividends on preferred stock. Upon adoption of the new accounting principle, we have presented an additional deemed dividend of $265,000 as a cumulative effect of a change in accounting principle as allowed for in EITF 00-27.


    This Form 10-K/A reflects additional deemed dividends of $802,000 for the beneficial conversion feature of the 6% Cumulative Convertible Preferred Stock which resulted from the subsequent change to the effective conversion price of those shares due to the issuance in 2001 of adjustable warrants in connection with the common stock financing transaction with Millennium Partners, LP. The 2001 consolidated financial statements have been restated to reflect the additional deemed dividends (see Notes 1 and 11 to the financial statements).


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

    On April 13, 2000, we sold 1,500 shares of our 6% cumulative convertible preferred stock plus warrants for a total of 75,000 shares of our common stock to two members of our Board of Directors for $1,500,000, on terms more favorable to us than we were able to obtain from outside investors. The face value of the shares of preferred stock is convertible at the option of the holders into common stock at an initial conversion price of $3.77 per share. The conversion price is subject to adjustment upon certain equity transactions, as defined in the applicable agreement. The holders of the preferred stock have liquidation rights equal to their original investments plus accrued but unpaid dividends. Any unconverted preferred stock will be converted, at the applicable conversion price, on April 13, 2002. The warrants expire on April 13, 2005. The preferred stock is redeemable in the event of liquidation or change of control of the Company. A purchaser could acquire a majority of the voting power of the outstanding stock, without Company approval, thereby triggering a redemption. Accordingly, the Company has reclassified the 6% cumulative convertible preferred stock out of permanent equity for all periods presented, in accordance with the transition guidance of EITF D-98.

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

As discussed in Note 1, the financial statements for the year ended December 31, 2001 have been restated.

                                          /s/ ERNST & YOUNG LLP

Palo Alto, California
February 12, 2002, except for Note 1 - Restatement of Financial Statements, as to which the date is July 29, 2002

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
                                                              =============   =============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                STEMCELLS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               YEAR ENDED DECEMBER 31,
                                                      ------------------------------------------
                                                          2001           2000           1999
                                                       (RESTATED)
                                                      ------------   ------------   ------------

Revenue from collaborative and licensing
  agreements........................................  $         --   $     74,300   $  5,021,707
Revenue from grants.................................       505,231
Revenue from assignment of rights to technology.....       300,000
                                                      ------------   ------------   ------------
Total revenues......................................       805,231         74,300      5,021,707
Operating expenses:
  Research and development..........................     8,603,444      5,979,007      9,984,027
  General and administrative........................     3,787,759      3,361,231      4,927,303
  Encapsulated Cell Therapy wind-down and corporate
    relocation......................................            --      3,327,360      6,047,806
                                                      ------------   ------------   ------------
                                                        12,391,203     12,667,598     20,959,136
                                                      ------------   ------------   ------------
Loss from operations................................   (11,585,972)   (12,593,298)   (15,937,429)
Other income (expense):
  Interest income...................................       200,766        303,746        564,006
  Interest expense..................................            --       (272,513)      (335,203)
  Gain on sale of short-term investment.............     7,782,398      1,427,686             --
  Loss on disposal of property, plant and
    equipment.......................................       (30,477)            --             --
  Other income......................................       186,788          8,902             --
                                                      ------------   ------------   ------------
                                                         8,139,475      1,467,821        228,803
                                                      ------------   ------------   ------------
Net loss before deemed dividends and accounting
  change............................................    (3,446,497)   (11,125,477)   (15,708,626)

Deemed dividend to preferred shareholders...........    (1,545,917)      (265,000)            --
Net loss applicable to common shareholders before
  cumulative effect of change in accounting
  principle.........................................    (4,992,414)   (11,390,477)   (15,708,626)
Cumulative effect of a change in accounting
  principle.........................................            --   $   (216,000)            --
                                                      ------------   ------------   ------------
Net loss applicable to common share holders.........  $ (4,992,414)  $(11,606,477)  $(15,708,626)
                                                      ============   ============   ============
Basic and diluted net loss per share applicable to
  common shareholders before cumulative effect......  $      (0.22)  $      (0.57)  $      (0.84)
Cumulative effect of a change in accounting
  principle.........................................            --   $      (0.01)            --
Basic and diluted net loss per share applicable to
  common shareholders...............................  $      (0.22)  $      (0.58)  $      (0.84)
                                                      ============   ============   ============
Shares used in computing basic and diluted net loss
  per share.........................................    22,241,564     20,067,760     18,708,838
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

                                STEMCELLS, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED STOCK AND
                        STOCKHOLDERS' EQUITY (CONTINUED)

                                          REDEEMABLE               REDEEMABLE
                                         COMMON STOCK            PREFERRED STOCK          COMMON STOCK         ADDITIONAL
                                    -----------------------   ---------------------   ---------------------     PAID-IN
                                     SHARES       AMOUNT       SHARES      AMOUNT       SHARES      AMOUNT      CAPITAL
                                    ---------   -----------   --------   ----------   ----------   --------   ------------

Balances, December 31,1999........    524,337   $ 5,248,610       --             --   18,635,565   $186,355   $123,917,758
Issuance of common stock to
  Millennium Partners LP, net of
  issuance costs of $598,563......         --            --       --             --    1,104,435     11,044      4,390,393
Issuance of common stock related
  to license agreements...........         --            --       --             --       77,800        778        364,222
Common stock issued pursuant to
  employee benefit plan...........         --            --       --             --        6,672         68         27,112
Exercise of employee stock
  options.........................         --            --       --             --      608,078      6,081        651,828
Redeemable common stock
  conversion......................   (524,337)   (5,248,610)      --             --      524,337      5,243      5,243,367
Issuance of 6% convertible
  preferred stock.................         --            --    1,500      1,283,250           --         --        216,750
Deferred compensation.............         --            --       --             --           --         --      3,555,387
Amortization of deferred
  compensation....................         --            --       --             --           --         --
Unrealized gain on short-term
  restricted investments..........         --            --       --             --           --         --             --
Net loss..........................         --            --       --             --           --         --             --
Comprehensive income..............
                                    ---------   -----------    -----     ----------   ----------   --------   ------------
Balances, December 31, 2000.......         --            --    1,500     $1,283,250   20,956,887   $209,569   $138,366,817

                                                     ACCUMULATED
                                                        OTHER                            TOTAL
                                     ACCUMULATED    COMPREHENSIVE      DEFERRED      STOCKHOLDERS'
                                       DEFICIT      INCOME (LOSS)    COMPENSATION       EQUITY
                                    -------------   --------------   -------------   -------------

Balances, December 31, 1999.......  $(119,372,710)   $        --      $(1,225,000)   $  3,506,403
Issuance of common stock to
  Millennium Partners LP, net of
  issuance costs of $598,563......             --             --               --       4,401,437
Issuance of common stock related
  to license agreements...........             --             --               --         365,000
Common stock issued pursuant to
  employee benefit plan...........             --             --               --          27,180
Exercise of employee stock
  options.........................             --             --               --         657,909
Redeemable common stock
  conversion......................             --             --               --       5,248,610
Issuance of 6% convertible
  preferred stock.................             --             --               --         216,750
Deferred compensation.............             --             --       (3,555,387)             --
Amortization of deferred
  compensation....................             --             --        2,044,626       2,044,626
Unrealized gain on short-term
  restricted investments..........             --     16,356,334               --      16,356,334
Net loss..........................    (11,125,477)            --               --     (11,125,477)
                                                                                     ------------
Comprehensive income..............                                                      5,230,857
                                    -------------    -----------      -----------    ------------
Balances, December 31, 2000.......  $(130,498,187)   $16,356,334      $(2,735,761)   $ 21,698,772

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

RESTATEMENT OF FINANCIAL STATEMENTS


The Company has restated its consolidated statements of operations for the year ended December 31, 2001 and its unaudited consolidated statements of operations for the quarters ended March 31, 2001 and June 30, 2001. The restatement is being made in order to record additional deemed dividends for the beneficial conversion feature of the 6% Cumulative Convertible Preferred Stock which should have been recorded in connection with the subsequent change to the effective conversion price resulting from the issuance in 2001 of adjustable warrants in connection with the common stock financing transaction with Millennium Partners, LP (See note 11). Accordingly, in its restated financial statements, the Company has recorded additional deemed dividends of $331,000 for the quarter ended March 31, 2001, $471,000 for the quarter ended June 30, 2001 and $802,000 for the year ended December 31, 2001 (see note 15).


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

6% CUMULATIVE CONVERTIBLE PREFERRED STOCK

    On April 13, 2000 the Company issued 1,500 shares of 6% cumulative convertible preferred stock plus a warrant for 75,000 shares of our common stock to two members of its Board of Directors for $1,500,000 on terms more favorable to the Company than it was then able to obtain from outside investors. The shares are initially convertible at the option of the holders into common stock at $3.77 per share (based on the face value of the preferred shares), and will be converted automatically on April 13, 2002 if they have not been converted before then. The conversion price is subject to adjustment upon certain equity transactions, as defined by the applicable agreement and may be below the trading market price of the stock at the time of conversion. The Company has valued the beneficial conversion feature reflecting the April 13, 2000 commitment date and the most beneficial per share discount available to the preferred shareholders. Such value was $481,000 and is treated as a deemed dividend as of the commitment date. The holders of the preferred stock have liquidation rights equal to their original investment plus accrued but unpaid dividends.

   During the first and second quarters of 2001, the conversion price was reduced as a result of the issuance of adjustable warrants to Millennium LP, as described above. The Company has revalued the beneficial conversion feature reflecting the reduced conversion prices and the most beneficial per share discount available to the preferred shareholders and has recorded additional deemed dividends aggregating $802,000 as of the applicable reset dates.

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
                                   =========                              =========

    Pursuant to the requirements of FAS 123, the following are the pro forma net loss and net loss per share amounts for 2001, 2000, and 1999, as if the compensation cost for the option plans and the stock purchase plan had been determined based on the fair value at the grant date for grants in 2001, 2000, and 1999, consistent with the provisions of FAS 123:

                                 2001                         2000                          1999
                       -------------------------   ---------------------------   ---------------------------
                       AS REPORTED    PRO FORMA    AS REPORTED     PRO FORMA     AS REPORTED     PRO FORMA
                       -----------   -----------   ------------   ------------   ------------   ------------

Net loss.............  $(3,446,497)  $(5,201,774)  $(11,125,477)  $(12,160,752)  $(15,708,626)  $(15,764,569)
Net loss per share...  $      (.22)  $      (.30)  $       (.58)  $       (.62)  $       (.84)  $       (.84)

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

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                              QUARTER
                                                             -----------------------------------------
                                                              FIRST      SECOND     THIRD      FOURTH
                                                            (RESTATED) (RESTATED)
                                                             --------   --------   --------   --------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)

2001:
  Total revenue............................................   $  100     $  300    $   276    $   129
  Operating expenses.......................................    2,641      3,959      2,119      3,672
  Net income (loss)........................................      269      1,595     (1,787)    (3,524)
  Basic and diluted net income(loss) per share applicable
    to common Shareholders, as reported....................   $ 0.01     $ 0.07    $ (0.08)   $ (0.19)
  Basic and diluted net income (loss) per share applicable
    to common Shareholders, restated (1)...................     *        $ 0.05    $ (0.08)   $ (0.19)

2000:
  Net revenue..............................................   $   --     $   --    $    --    $    74
  Operating expenses.......................................    1,799      1,939      2,553      6,378
  Net loss.................................................   (1,794)      (532)    (2,539)    (6,260)
  Basic and diluted net loss per share applicable to common
    shareholders...........................................   $(0.09)    $(0.04)   $( 0.13)   $ (0.30)
  Cumulative effect of a change in accounting principle....       --         --         --    $ (0.01)

* Less than $(0.01) per share

(1) The unaudited quarterly financial information for the first and second quarters of 2001 have been restated to reflect additional deemed dividends to preferred shareholders of $331,000 for the quarter ended March 31, 2001 and $471,000 for the quarter ended June 30, 2001.

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

    (a)  DOCUMENTS FILED AS PART OF THIS FORM 10-K/A.

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

      4.12XXX Warrant, dated May 10, 2001, to Purchase Common Stock issued to Pacific Crest Securities, Inc.

      4.13XXX Warrant dated May 10, 2001 to Purchase Common Stock issued to Granite Financial Group, Inc.

      4.14XXX           Callable Warrant, dated June 21, 2001, issued to
                        Millennium Partners, L.P.

      4.15XXX           Common Stock Purchase Warrant, Class A, dated June 21,
                        2001, issued to Millennium Partners, L.P.

      4.16{**} Certificate of Designations of the Powers, Preferences and Relative, Participating, Optional and other Special
                        Rights of Preferred Stock and Qualifications,
                        Limitations and Restrictions Thereof of 3% Cumulative
                        Convertible Preferred Stock for StemCells, Inc.

      4.17{**}          Warrant to Purchase Common Stock--Riverview Group, LLC

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

     10.32****          StemCells, Inc. 1996 Stock Option Plan.

     10.33****          1997 StemCells Research Stock Option Plan (the "1997 Plan")

     10.34****          Form of Performance-Based Incentive Option Agreement issued under the 1997 Plan.

     10.35###           Employment Agreement dated as of September 25, 1997 between
                        Dr. Richard M. Rose and the Registrant.

     10.38{*}           Rights Agreement, dated as of July 27, 1998 between Bank
                        Boston, N.A. as Rights Agent and the Registrant.

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

     10.53XX            Letter Agreement, dated January 2, 2001, between the
                        Registrant and Martin McGlynn

     10.54XX            Lease, dated February 1, 2001, between the Board of
                        Trustees of Stanford University and the Registrant.

     10.55XXX           Registration Rights Agreement, dated as of June 21,
                        2001, by and between the Registrant and Millennium
                        Partners, L.P.

     10.56XXX Subscription Agreement, dated as of June 21, 2001, by and between the Registrant and Millennium Partners, L.P.

     10.57$$$           2001 Equity Incentive Plan

     10.58{**}          Subscription Agreement, dated as of December 4, 2001 between the Registrant and Riverview Group, L.L.C.

     10.59{**}          Registration Rights Agreement, dated as of December 4,
                        2001 between the Registrant and Riverview Group, L.L.C.

     10.60{**}          Agreement dated as of December 4, 2001 between the
                        Registrant and Millennium Partners, L.P.

     10.61{**}          Agreement dated as of December 4, 2001 among the Registrant,
                        Millennium Partners, L.P. and Riverview Group, L.L.C.

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

{*} Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant's current report on Form 8-K filed on August 3, 1998.

{**} Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant's current report on Form 8-K filed on December 7, 2001.

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


Dated: August 2, 2002


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


                      SIGNATURE                                 CAPACITY                   DATE
                      ---------                                 --------                   ----

                                                       President and Chief
                 /s/ MARTIN MCGLYNN                      Executive Officer and
     -------------------------------------------         Director (principal          August 2, 2002
                   Martin McGlynn                        executive officer)

                                                       Controller and Acting Chief
                  /s/ GEORGE KOSHY                       Financial Officer
     -------------------------------------------         (principal financial         August 2, 2002
                    George Koshy                         officer and principal
                                                         accounting officer)

                  /s/ JEAN-JACQUES BIENAIME
     -------------------------------------------       Director                       August 2, 2002
                    Jean-Jacques Bienaime

     -------------------------------------------       Director                       August 2, 2002
               Ricardo B. Levy, Ph.D.

             /s/ ROGER PERLMUTTER, M.D.
     -------------------------------------------       Director                       August 2, 2002
               Roger Perlmutter, M.D.

     -------------------------------------------       Director, Chairman of the      August 2, 2002
               John J. Schwartz, Ph.D.                   Board

            /s/ IRVING L. WEISSMAN, M.D.
     -------------------------------------------       Director                       August 2, 2002
              Irving L. Weissman, M.D.

                                 Certification


To the extent required by the Sarbanes-Oxley Act of 2002, each of the undersigned hereby certifies, to their knowledge, that (i) this report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and (ii) the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the registrant.


/s/ Martin McGlynn
-------------------------
Martin McGlynn
President and Chief Executive Officer



/s/ George Koshy
-------------------------
George Koshy
Controller and Acting Chief Financial Officer


August 2, 2002

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

      4.12XXX Warrant, dated May 10, 2001, to Purchase Common Stock issued to Pacific Crest Securities, Inc.

      4.13XXX Warrant dated May 10, 2001 to Purchase Common Stock issued to Granite Financial Group, Inc.

      4.14XXX           Callable Warrant, dated June 21, 2001, issued to
                        Millennium Partners, L.P.

      4.15XXX           Common Stock Purchase Warrant, Class A, dated June 21,
                        2001, issued to Millennium Partners, L.P.

      4.16{**} Certificate of Designations of the Powers, Preferences and Relative, Participating, Optional and other Special
                        Rights of Preferred Stock and Qualifications,
                        Limitations and Restrictions Thereof of 3% Cumulative
                        Convertible Preferred Stock for StemCells, Inc.

      4.17{**}          Warrant to Purchase Common Stock--Riverview Group, LLC

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

     10.32****          StemCells, Inc. 1996 Stock Option Plan.

     10.33****          1997 StemCells Research Stock Option Plan (the "1997 Plan")

     10.34****          Form of Performance-Based Incentive Option Agreement issued under the 1997 Plan.

     10.35###           Employment Agreement dated as of September 25, 1997 between
                        Dr. Richard M. Rose and the Registrant.

     10.38{*}           Rights Agreement, dated as of July 27, 1998 between Bank
                        Boston, N.A. as Rights Agent and the Registrant.

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

     10.53XX            Letter Agreement, dated January 2, 2001, between the
                        Registrant and Martin McGlynn

     10.54XX            Lease, dated February 1, 2001, between the Board of
                        Trustees of Stanford University and the Registrant.

     10.55XXX           Registration Rights Agreement, dated as of June 21,
                        2001, by and between the Registrant and Millennium
                        Partners, L.P.

     10.56XXX Subscription Agreement, dated as of June 21, 2001, by and between the Registrant and Millennium Partners, L.P.

     10.57$$$           2001 Equity Incentive Plan

     10.58{**}          Subscription Agreement, dated as of December 4, 2001 between the Registrant and Riverview Group, L.L.C.

     10.59{**}          Registration Rights Agreement, dated as of December 4,
                        2001 between the Registrant and Riverview Group, L.L.C.

     10.60{**}          Agreement dated as of December 4, 2001 between the
                        Registrant and Millennium Partners, L.P.

     10.61{**}          Agreement dated as of December 4, 2001 among the Registrant,
                        Millennium Partners, L.P. and Riverview Group, L.L.C.

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

{*} Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant's current report on Form 8-K filed on August 3, 1998.

{**} Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant's current report on Form 8-K filed on December 7, 2001.

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