Form 10-Q/A
period 2002-03-31
STEMCELLS INC
filed 2002-08-02
CIK 883975

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A


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

Yes [X]   No  [ ]

At April 25, 2001 there were 24,238,808 shares of Common Stock, $.01 par value, issued and outstanding.

This amendment on Form 10-Q/A amends the Quarterly Report of the Company on Form 10-Q previously filed for the quarter ended March 31, 2002. This Quarterly Report on Form 10-Q/A is filed in connection with the Company's restatement of its consolidated statements of operations for the year ended December 31, 2001 and its unaudited consolidated statements of operations for the quarters ended March 31, 2001 and June 30, 2001. The restatement is being made in order to record additional deemed dividends for the beneficial conversion feature of the Company's 6% Cumulative Convertible Preferred Stock. The additional deemed dividends arise as a result of the change to the effective conversion price resulting from the issuance in 2001 of adjustable warrants in connection with the common stock financing transaction with Millennium Partners, LP. Accordingly, in its restated financial statements, the Company has recorded additional deemed dividends of $331,000 for the quarter ended March 31, 2001, $471,000 for the quarter ended June 30, 2001 and $802,000 for the year ended December 31, 2001.


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

SIGNATURES .....................................................................


PART I - ITEM 1 - FINANCIAL STATEMENTS

STEMCELLS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                    March 31, 2002    December 31, 2001
                                                                    --------------    -----------------
                                                                       (unaudited)                  (a)
Assets
Current assets:
    Cash and cash equivalents ...................................    $ 10,628,723         $ 13,697,195
    Accrued interest receivable .................................           1,362                4,638
    Other Receivable ............................................          75,997               49,590
    Other current assets ........................................         175,229              361,636
                                                                     -------------        -------------
Total current assets ............................................      10,881,311           14,113,059

    Property held for sale ......................................       3,203,491            3,203,491
                                                                        1,164,157            1,219,319


    Property, plant and equipment, net
    Other assets, net ...........................................       2,659,370            2,267,207
                                                                     -------------        -------------
Total assets ....................................................    $ 17,908,329         $ 20,803,076
                                                                     =============        =============
Liabilities, redeemable convertible preferred stock and
    Stockholders' Equity
Current liabilities:
    Accounts payable ............................................    $    317,931         $    578,270
    Accrued expenses ............................................         661,982              499,165
    Current maturities of capitalized lease obligations .........         261,667              289,167
                                                                     -------------        -------------
Total current liabilities .......................................       1,241,580            1,366,602

Capitalized lease obligations, less current maturities ..........       2,259,583            2,315,833
Deposits ........................................................         187,396              129,897
Deferred rent ...................................................       1,423,412            1,120,005
                                                                     -------------        -------------
Total Liabilities ...............................................       5,111,971            4,932,337
Redeemable Convertible Preferred Stock,  $0.01 par value;
    1,000,000 shares authorized issuable in series: 3% Cumulative
    Convertible Preferred Stock, 5000 shares issued and
    4,000 shares outstanding at March 31, 2002 and
    December 31, 2001 (aggregate liquidation preference of
    $5,000,000) .................................................       1,699,683            1,379,682
    6% Cumulative Convertible Preferred Stock, 2,626 designated as 6%, 1,500 shares issued and outstanding at March 31, 2002 and December 31, 2001 (aggregate liquidation preference
    of $1,500,000) ..............................................       1,283,250            1,283,250
Stockholders' equity:
  Common stock, $.01 par value; 45,000,000 shares authorized;
    24,238,808 and 24,220,021 shares issued and outstanding
    at March 31, 2002 and December 31, 2001, respectively .......         242,388              242,200
  Additional paid in capital ....................................     147,819,336          149,180,388
  Accumulated deficit ...........................................    (136,754,808)        (133,944,684)
  Deferred compensation .........................................      (1,493,491)          (2,270,097)
                                                                     -------------        -------------
         Total stockholders' equity .............................       9,813,425           13,207,807
                                                                     -------------        -------------
         Total liabilities redeemable convertible preferred
             stock and stockholders' equity .....................    $ 17,908,329         $ 20,803,076
                                                                     =============        =============


(a) Derived from the Company's audited financial statements as of December 31, 2001


See accompanying notes to condensed consolidated financial statements.

PART I - ITEM 1 - FINANCIAL STATEMENTS

STEMCELLS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


(unaudited)                                                        Three Months Ended
                                                                       March 31,
                                                                 2002             2001
                                                                               (RESTATED)
                                                              ------------     -----------
    Revenue from grants .................................     $    111,299     $   100,000

Operating expenses:
    Research and development ............................        1,536,996       1,644,257
    General and administrative ..........................        1,339,373         996,862
                                                              ------------     -----------
                                                                 2,876,369       2,641,119
                                                              ------------     -----------

Loss from operations ....................................       (2,765,070)     (2,541,119)

Other income (expense):
     Investment income ..................................           17,521          79,041
     Interest expense ...................................          (58,624)              -
     Gain on sale of investments ........................                -       2,550,230
     Other income (expense) .............................           (3,953)        180,389
                                                              ------------     -----------
Total other income (expense), net .......................          (45,056)      2,809,660
                                                              ------------     -----------

Net income (loss) .......................................       (2,810,126)        268,541

Deemed dividend to preferred shareholders ...............         (320,001)       (331,498)
                                                              ------------     -----------
Net Income (loss) applicable to common shareholders .....     $ (3,130,127)    $   (62,957)
                                                              ============     ===========
Basic earnings per share:
    Net income (loss) per share .........................           $(0.13)         *

    Weighted average shares - ...........................       24,220,952      20,989,127

Diluted earnings per share:
    Net income (loss) per share .........................           $(0.13)         *

    Weighted average shares .............................       24,220,952      22,405,358


* Less than $(0.01) per share.

See accompanying notes to condensed consolidated financial statements.

PART I - ITEM 1 - FINANCIAL STATEMENTS

STEMCELLS, INC.
CONDENSED STATEMENTS OF CASH FLOWS


(unaudited)                                                                       Three Months Ended
                                                                                        March 31,
                                                                                2002                2001
                                                                             ------------       -----------
Cash flows from operating activities:
Net income (loss) .......................................................    $(2,810,126)       $   268,541
Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization .......................................         96,247            142,554
    Amortization of deferred compensation ...............................       (288,915)            67,287
    Compensation expense relating to the grant of stock options .........         35,215             60,933
    Gain on sale of investments                                                       --         (2,550,230)
Net changes in operating assets and liabilities .........................         11,101         (1,812,084)
                                                                             -----------        -----------
Net cash used in operating activities ...................................     (2,956,478)        (3,822,999)
                                                                             -----------        -----------
Cash flows from investing activities:
    Proceeds from sale of investments                                                 --          2,550,230
    Purchase of property, plant and equipment ...........................        (17,688)          (114,734)
    Acquisition of other assets                                                       --           (126,391)
                                                                             -----------        -----------

Net cash (used in) provided by investing activities .....................        (17,688)         2,309,105
                                                                             -----------        -----------
Cash flows from financing activities:
    Proceeds from the exercise of stock options .........................            107             26,605
    Expenses relating to the issuance of common stock ...................        (10,663)                --
    Principal payments under capitalized lease obligations ..............        (83,750)           (82,500)
                                                                             -----------        -----------
Net cash (used in) provided by financing activities .....................        (94,306)           (55,895)
                                                                             -----------        -----------
Net decrease in cash and cash equivalents ...............................     (3,068,472)        (1,569,789)
Cash and cash equivalents, beginning of period ..........................     13,697,195          6,068,947
                                                                             -----------        -----------
Cash and cash equivalents, end of period ................................    $10,628,723        $ 4,499,158
                                                                             ===========        ===========

Supplemental disclosure of cash flow information:
    Interest paid .......................................................    $    58,624        $    64,460


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

RESTATEMENT OF FINANCIAL STATEMENTS


The Company has restated its unaudited consolidated statements of operations for the quarter ended March 31, 2001. The restatement is being made in order to record additional deemed dividends for the beneficial conversion feature of the 6% Cumulative Convertible Preferred Stock which should have been recorded in connection with the subsequent reduction to the effective conversion price resulting from the issuance in that quarter of adjustable warrants to Millennium Partners, LP in connection with a common stock financing transaction. Accordingly, in its restated financial statements, the Company has recorded additional deemed dividends of $331,498 for the quarter ended March 31, 2001.


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

NOTE 7. SUBSEQUENT EVENTS

     On April 12, 2002, the holders of the 1,500 shares of 6% cumulative convertible preferred stock issued by the Company on April 13, 2000 elected to extend the Mandatory Conversion Date for such shares to October 2, 2002. The Mandatory Conversion Date was originally April 13, 2002 but, by virtue of a delay in effective registration of the underlying common shares, the shareholders had the right to extend the date. As of April 13, 2002, the conversion price of the 6% cumulative convertible preferred stock was $1.94 per share.

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


     For the three months ended March 31, 2002, we recorded a deemed dividend of $320,001 related to the 3% Cumulative Convertible Preferred Stock which includes the accretion of common stock warrants, the accretion of the beneficial conversion feature and the accretion of related issuance costs. For the three months ended March 31, 2001, as restated, we recorded a deemed dividend of $331,498 related to the 6% Cumulative Convertible Preferred Stock to reflect the increase in the beneficial conversion feature resulting from the decrease in the effective conversion price. The aggregate accretion value associated with the warrants, beneficial conversion feature and issuance costs were included in the calculation of net loss applicable to common stockholders.


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

                                             STEMCELLS, INC.
                                             ----------------------------
                                             (Name of Registrant)



August 2, 2002                               /s/ George Koshy
                                             ----------------------------
                                             Controller and Acting Chief
                                             Financial Officer (Duly
                                             authorized officer, principal
                                             financial officer and principal
                                             accounting officer)

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


/s/ Martin McGlynn
---------------------------------------------
Martin McGlynn
President and Chief Executive Officer



/s/ George Koshy
---------------------------------------------
George Koshy
Controller and Acting Chief Financial Officer


August 2, 2002