Form 10-Q
period 2002-06-30
STEMCELLS INC
filed 2002-08-02
CIK 883975

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                                        THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:
June 30, 2002                               Commission File Number:    0-19871



                                 STEMCELLS, INC.
                                 ---------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                              94-3078125
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

Yes |X|    No | |

At July 29, 2002 there were 24,729,412 shares of Common Stock, $.01 par value, issued and outstanding.

                                 STEMCELLS, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                                            Page Number
Item 1.  Financial Statements (Unaudited)                                                      3

         Condensed Consolidated Balance Sheets June 30, 2002 and December 31,                  3
         2001

         Condensed Consolidated Statements of Operations six months ended June                 4
         30, 2002 and 2001

         Condensed Consolidated Statements of Cash Flows six months ended June                 5
         30, 2002 and 2001

         Notes to Condensed Consolidated Financial Statements                                  6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results              11
         of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.                          15

PART II. OTHER INFORMATION                                                                    15

Item 1.  Legal Proceedings                                                                    15

Item 4.  Submission of Matters to a Vote of Security-Holders                                  15

Item 6.  Exhibits and Reports on Form 8-K                                                     15

SIGNATURES                                                                                    16


PART I - ITEM 1 - FINANCIAL STATEMENTS

STEMCELLS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                 June 30, 2002        December 31, 2001
                                                                                 -------------        -----------------
                                                                                   (unaudited)                      (a)
Assets
Current assets:
    Cash and cash equivalents                                                      $ 7,782,229             $ 13,697,195
    Other receivable                                                                    37,079                    4,638
    Facilities receivable                                                              288,425                   49,590
    Other current assets                                                               126,356                  361,636
                                                                                 -------------        -----------------
Total current assets                                                                 8,234,089               14,113,059

    Property held for sale                                                           3,203,491                3,203,491
    Property, plant and equipment, net                                               1,182,295                1,219,319
    Other assets, net                                                                2,635,972                2,267,207
                                                                                 -------------        -----------------
Total assets                                                                       $15,255,847              $20,803,076
                                                                                    ==========               ==========
Liabilities, redeemable convertible preferred stock, and stockholders' equity
Current liabilities:
    Accounts payable                                                                 $ 291,563                $ 578,270
    Accrued expenses                                                                   852,460                  499,165
    Advances - unearned rent                                                            28,875                        -
    Current maturities of capitalized lease obligations                                234,167                  289,167
                                                                                 -------------        -----------------
Total current liabilities                                                            1,407,065                1,366,602

Capitalized lease obligations, less current maturities                               2,203,333                2,315,833
Deposits                                                                               180,896                  129,897
Deferred rent                                                                        1,761,409                1,120,005
                                                                                 -------------        -----------------
Total Liabilities                                                                    5,552,703                4,932,337
Redeemable Convertible Preferred Stock,  $0.01 par value; 1,000,000 shares authorized issuable in series:
    3% Cumulative Convertible Preferred Stock, 5000 shares issued and 4,000 shares outstanding at June 30, 2002 and December 31, 2001 (aggregate liquidation preference of $5,000,000)
    6% Cumulative Convertible Preferred Stock, 2,626 designated as 6%,               2,019,684                1,379,682
    1,500 shares issued and 750 shares outstanding at June 30, 2002 and December 31, 2001(aggregate liquidation preference of $750,000)
                                                                                       641,625                1,283,250
Stockholders' equity:
  Common stock, $.01 par value; 75,000,000 shares authorized; 24,238,808 and
    24,220,021 shares issued and outstanding at June
    30, 2002 and December 31, 2001, respectively                                       246,915                  242,200
  Additional paid in capital                                                       147,998,873              149,180,388
  Stock dividend distributable                                                          62,067                        -
  Accumulated deficit                                                            (139,977,562)            (133,944,684)
  Deferred compensation                                                            (1,288,458)              (2,270,097)
                                                                                 -------------        -----------------
         Total stockholders' equity                                                  7,041,835               13,207,807
                                                                                 -------------        -----------------
         Total liabilities, redeemable convertible preferred stock,
         and stockholders' equity                                                  $15,255,847              $20,803,076
                                                                                 =============        =================


(a) Derived from the Company's audited financial statements as of December 31, 2001

See accompanying notes to condensed consolidated financial statements.

PART I - ITEM 1 - FINANCIAL STATEMENTS

STEMCELLS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


(unaudited)                                           Three Months Ended               Six Months Ended
                                                           June 30,                        June 30,
                                                      2002            2001           2002             2001
                                                                   (Restated)                      (Restated)
                                                  ------------    ------------   ------------     ------------
Revenue
    Revenue from grants                                $88,250           $   -      $ 199,549         $100,000
    Revenue from licensing agreements                   37,079               -         37,079                -
    Revenue from assignment of Technology
      rights                                                 -         300,000              -          300,000
                                                  ------------    ------------   ------------     ------------
Total revenue                                          125,329         300,000        236,628          400,000


Operating expenses:
    Research and development                         2,114,514       2,859,141      3,651,510        4,503,398
    General and administrative                       1,051,540       1,100,300      2,390,912        2,097,162
                                                  ------------    ------------   ------------     ------------
                                                     3,166,054       3,959,441      6,042,422        6,600,560
                                                  ------------     -----------   ------------      -----------

Loss from operations                                (3,040,725)     (3,659,441)    (5,805,794)      (6,200,560)

Other income (expense):
     Investment income                                  42,450          46,290         59,971          125,333
     Interest expense                                  (59,654)              -       (118,279)               -
     Gain on sale of investments                             -       5,232,168              -        7,782,399
     Loss on disposal of fixed assets                        -         (24,484)             -          (24,484)
     Other income (expense)                                  -               -         (3,952)         180,389
                                                  ------------    ------------   ------------     ------------
Total other income (expense)                           (17,204)      5,253,974        (62,260)       8,063,637
                                                  ------------    ------------   ------------     ------------

Net income (loss)                                   (3,057,929)      1,594,533     (5,868,054)       1,863,077

Dividend to preferred shareholders                     164,825               -        164,825                -
Deemed dividend                                        320,001         470,752        640,002          802,250
                                                  ============    ============   ============     ============
Net income (loss) applicable to common
shareholders                                       ($3,542,755)     $1,123,781    ($6,672,881)       1,060,827
Basic Earnings Per Share
    Net income (loss) per share                         ($0.15)          $0.05         ($0.27)           $0.05
    Weighted average shares                         24,354,705      21,511,171     24,288,198       21,251,591
Diluted Earnings Per Share
    Net income (loss) per share                         ($0.15)          $0.05         ($0.27)           $0.05
    Weighted average shares                         24,354,705      23,264,606       24,288,198     23,005,026


See accompanying notes to condensed consolidated financial statements.

PART I - ITEM 1 - FINANCIAL STATEMENTS

STEMCELLS, INC.

CONDENSED STATEMENTS OF CASH FLOWS


(unaudited)                                                                        Six Months Ended
                                                                                       June 30,
                                                                                2002                2001
                                                                            ------------        ------------
Cash flows from operating activities:
Net income (loss)                                                             ($5,868,054)         1,863,077
Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization                                                 194,721            291,453
    Amortization of deferred compensation                                       (359,729)          1,239,742
    Compensation expense relating to the grant of stock options                    89,434             87,494
    Loss on disposal of fixed assets                                                                  24,484
    Gain on sale of investments                                                         -         (7,782,399)
    Gain on assignment of rights to technology                                          -           (300,000)
Net changes in operating assets and liabilities                                   336,312         (1,159,695)
                                                                             ------------       ------------
Net cash (used in) provided by operating activities                            (5,607,316)        (5,735,844)
                                                                             ------------       ------------
Cash flows from investing activities:
    Proceeds from sale of investments                                                   -          7,782,398
    Proceeds from assignment of technology                                              -            300,000
    Purchase of property, plant and equipment                                    (110,902)          (204,217)
    Acquisition of other assets                                                         -            (50,345)
                                                                             ------------       ------------
Net cash (used in) provided by investing activities                              (110,902)         7,827,836
                                                                             ------------       ------------
Cash flows from financing activities:
    Proceeds from the exercise of stock options                                       107             26,613
    Proceeds from the issuance of common stock                                                     1,500,000
    Expenses relating to the issuance of common stock                             (29,355)           (83,300)
    Principal payments under capitalized lease obligations                       (167,500)          (165,000)
                                                                             ------------       ------------
Net cash used in financing activities                                            (196,748)         1,278,313
                                                                             ------------       ------------
                                                                               (5,914,966)         3,370,305
Net increase (decrease) in cash and cash equivalents
Cash and cash equivalents, beginning of period                                 13,697,195          6,068,947
                                                                             ------------       ------------
Cash and cash equivalents, end of period                                       $7,782,229         $9,439,252
                                                                             ============       ============

Supplemental disclosure of cash flow information:
    Interest paid                                                                $118,279           $129,626


See accompanying notes to condensed financial statements.

PART I - ITEM 1. - FINANCIAL STATEMENTS


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) June 30, 2002 and 2001

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying, unaudited, condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2002.

         The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required for complete financial statements in accordance with accounting principles generally accepted in the United States. For the complete financial statements, refer to the audited financial statements and footnotes thereto as of December 31, 2001, included on Form 10-K/A.

         The Company has restated its consolidated statements of operations for the year ended December 31, 2001 and its unaudited consolidated statements of operations for the quarters ended March 31, 2001 and June 30, 2001. The restatement is being made in order to record additional deemed dividends for the beneficial conversion feature of the Company's 6%
Cumulative Convertible Preferred Stock. Accordingly, the restated financial statements included in this Form 10-Q reflect the additional deemed dividends.

NET INCOME (LOSS) PER SHARE

         Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average of common and diluted equivalent stock options and warrants outstanding during the period. Stock options and warrants that are antidilutive are excluded from the calculation of diluted income per common share. The Company excluded all stock options and warrants from the calculation of diluted loss per common share for the three and six-month period ended June 30, 2002, as these securities are antidilutive during that period. Net income (loss) for the three-month period ended June 30, 2002 and 2001 was ($3,057,929) and $1,594,533 respectively. Net income (loss) for the six-month period ended June 30, 2002 and 2001 was ($5,868,054) and $1,863,077.

REVENUE RECOGNITION

         Revenues from collaborative agreements and grants are recognized as earned upon either the incurring of reimbursable expenses directly related to the particular research plan or the completion of certain development milestones as defined within the terms of the collaborative agreement. Payments received in advance of research performed are designated as deferred revenue. The Company recognizes non-refundable upfront license fees and certain other related fees on a straight-line basis over the development period. Fees associated with substantive at-risk, performance based milestones are recognized as revenue upon their completion, as defined in the respective agreements. Incidental assignment of technology rights are recognized as revenue at the time of receipt.

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


NOTE 3.  LEASES

         As of February 1, 2001, the Company entered into a 5-year lease for a 40,000 square foot facility located in the Stanford Research Park in Palo Alto, CA. The new facility includes space for animals, laboratories, offices, and a GMP (Good Manufacturing Practices) suite. GMP facilities can be used to manufacture materials for clinical trials. The rent will average approximately $3.15 million per year over the term of the lease. In addition the Company has issued a letter of credit amounting to $275,000 to serve as a deposit for the duration of the lease. The lease has a rent escalation clause and accordingly, the Company is recognizing rent expense on a straight-line basis. At June 30, 2002, the Company had $717,887 in deferred rent expense for this facility. In 2001, the Company entered into two space-sharing agreements covering approximately 13,000 square feet of the 40,000 square foot facility. The Company expects to receive an average of approximately $970,000 per year plus a proportionate share of the operating expenses over the term of these agreements, provided that the space-sharing agreement terms are met by the Company and the other parties.

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

         The Company entered into a fifteen-year lease for a scientific and administrative facility ("SAF") in connection with a sale and leaseback arrangement in 1997. The lease has a rent escalation clause and accordingly, the Company is recognizing rent expense on a straight-line basis. At June 30, 2002, the Company had $1,043,522 in deferred rent expense for this facility.

         The Company continues to lease the facilities in Lincoln, Rhode Island obtained in connection with its former encapsulated cell technology, but have now succeeded in subleasing the majority of those facilities: the 21,000 square-foot pilot manufacturing facility, the 3,000 square-foot cell processing facility and a substantial portion of the approximately 65,000 square foot SAF. The continued receipt of rental income is dependent on the financial ability of the occupants to comply with their obligations under the subleases. The subtenant of the cell processing facility has recently gone into receivership, and the continued receipt of rental payments (currently $3,500 per month) is uncertain. As part of the subleasing agreement, the Company has issued two letters of credit: one for $106,560 with an expiration date of March 31, 2003, and the other for $159,000 which will automatically decrease to $106,053 in March 31, 2005 and $52,947 in March 2006, with a final expiration date of March 31, 2007. The Company continues to seek to sublet the remainder of the SAF and to assign or sell its interests in these properties. There can be no assurance however, that the Company will be able to dispose of these properties in a reasonable time, if at all.

NOTE 4. GRANTS

         In February 2001, the Company was awarded a two-year, $300,000 per year grant from the National Institutes of Health's Small Business Innovation Research (SBIR) office. The grant, which supports joint work with virologist Dr. Jeffrey Glenn at Stanford University, is aimed at characterizing the human cells that can be infected by human hepatitis viruses and developing a small animal model using the cells that are most infectable by these viruses to develop screening assays and identify novel drug for the disease. In the year 2001, the Company received

$300,000, of which $150,367 represents the Company's share of the joint effort and has been recognized as revenue. The remainder, $149,633, was paid to Stanford University as its share of the joint effort. For the six-month period ended June 2002 the Company received $263,682 as part payment for the second year, of which $87,049 was recognized as revenue and the balance of $149,633 was paid to Stanford University as its share of the joint effort.

         On September 30, 2001, the Company was awarded a four-year, $225,000 per year, grant from the National Institute of Diabetes & Digestive & Kidney Disorders of the National Institutes of Health for the Company's liver stem cell program which focuses on identifying liver stem and progenitor cells for the treatment of liver diseases. The grant is subject to the availability of funds and satisfactory progress of the project. In 2001, the Company received and recognized as revenue $56,250 related to this award. For the six-month period ended June 30, 2002, the Company received and recognized as revenue $112,500.

NOTE 5. STOCKHOLDERS' EQUITY

3% CUMULATIVE CONVERTIBLE PREFERRED STOCK

         On December 4, 2001, the Company issued 5,000 shares of 3% cumulative convertible preferred stock to Riverview Group, L.L.C., (Riverview Group), a wholly owned subsidiary of Millennium Partners, L.P. plus a 5-year warrant to purchase 350,877 shares of common stock at $3.42 per share. The Company received net proceeds of $4,727,515. This preferred stock is convertible into shares of the Company's common stock at a conversion price of $2.00 per share at the option of Riverview Group. The conversion price is subject to adjustment for stock splits, dividends, distributions, reclassifications and similar events. The conversion price may be below the trading market price at the time of the conversion. The final closing on the NASDAQ National Market of the Company's common stock on December 4, 2001 was $2.90 per share. The preferred stock contains a mandatory redemption feature where the Company will redeem unconverted preferred stock on December 4, 2003. The Company has valued the warrants and the beneficial conversion feature reflecting the December 4, 2001 commitment date and the most beneficial per share discount available to the preferred shareholders. As the preferred shares contain a stated redemption, such value of $3,185,000, including issuance costs of $272,485, is recorded as a discount to the preferred shares. The preferred shares will be accreted to its mandatory redemption amount and the accretion will result in a deemed dividend. The deemed dividend has been reflected as an adjustment to net loss applicable to common stockholders. An accretion adjustment of $640,002 was recorded for the six-month period ended June 30, 2002. The Company filed a registration statement on Form S-3 covering the shares of common stock underlying the 3% Cumulative Convertible Preferred Stock, and the SEC declared it effective on January 10, 2002. On December 7, 2001, Riverview Group converted 1,000 shares of its 3% cumulative convertible preferred stock for 500,125 shares of the Company's common stock. Dividends due on the shares of the preferred stock outstanding on a Dividend Payment Date (June 30 and December 31) may be paid in the Company's common stock if the Company so elects by such date. The Company elected to pay the June 30, 2002 dividend in stock, valued at approximately $62,000, and recorded as "Stock dividend distributable" at June 30, 2002. 38,313 shares of common stock were issued subsequently, on July 3, 2002.

6% CUMULATIVE CONVERTIBLE PREFERRED STOCK

         On April 13, 2000 the Company issued 1,500 shares of 6% cumulative convertible preferred stock plus a warrant for 75,000 shares of our common stock to two members of its Board of Directors for $1,500,000. The shares were convertible at the option of the holders into common stock at the initial conversion price of $3.77 per share based on the face value of the preferred shares. The conversion price is subject to adjustment upon certain equity transactions, as defined by the applicable agreement and may be below the trading market price of the stock at the time of conversion. The Company valued the beneficial conversion feature reflecting the April 13, 2000 commitment date and the most beneficial per share discount available to the preferred shareholders. Such value was $481,000 and was treated as a deemed dividend as of the commitment date.

         During 2001, the conversion price was reduced as a result of the issuance of adjusted warrants to Millennium Partners, LP. The Company has revalued the beneficial conversion feature reflecting the reset conversion price and the most beneficial per share discount available to the preferred shareholders and has recorded additional deemed dividends of $802,000 as of the applicable reset dates. The shares were originally to convert automatically on April 13, 2002 if they had not been converted before then.
By virtue of a delay in
effective registration of the underlying common shares, the shareholders had the right to extend the Mandatory Conversion Date, and have done so: That date was extended to October 4, 2002.

         On June 7, 2002, one of the preferred stockholders converted 750 shares of 6% cumulative convertible preferred stock plus accumulated dividends, at an effective conversion price of $1.94 per share for 439,442 shares of common stock.

    ITEM 2. -MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

         The following discussion of the our financial condition and the results of our operations for the three and six-month period ended June 30, 2002 and 2001 should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related footnotes thereto.

         This report includes forward-looking statements. You can identify these statements by forward-looking words such as "may," "could," "will," "possibly," "expect," "anticipate," "project," "believe," "estimate," "continue" or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition, or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there will be events in the future that we have not been able to accurately predict or control and that may cause our actual results to differ materially from those discussed. For example, contaminations at our facilities, changes in the pharmaceutical or biotechnology industries, competition and changes in government regulations or general economic or market conditions could all have significant effects on our results. These factors should be considered carefully and readers should not place undue reliance on our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of the events described in the "Cautionary Factors Relevant to Forward Looking Information" and "Business" sections included in our Form 10-K report as of December 31, 2001 could harm our business, operating results and financial condition. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements and risk factors contained or referred to herein.

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

         In addition, we received two grants from the National Institutes of Health, one for work on hepatitis to be carried out jointly by us and Stanford University, and one focusing on the effort to identify liver stem and progenitor cells for the treatment of liver diseases. Although the grants are relatively small ($300,000 a year for two years and $225,000 a year for four years, respectively) and dependent on availability of funds and satisfactory progress, we are very pleased by this recognition of our work by the agency.

         Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future due to the occurrence of material recurring and nonrecurring events including, without limitation, the receipt and payment of recurring and nonrecurring licensing payments, the initiation or termination of research collaborations, the on-going expenses to lease and maintain our facilities in Rhode Island and the increasing costs associated with our move to a larger facility in California. To expand and provide high quality systems and support to our Research and Development programs, we will need to hire more personnel, which will lead to higher operating expenses.

         We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

USE OF ESTIMATES

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 AND 2001

     For the three months ended June 30, 2002, revenue from grants and licensing agreements totaled approximately $125,000; there was no revenue from grants and licensing agreements for the three months ended June 30, 2001. For the three months ended June 30, 2002, we received no revenue from the assignment of rights related to technology; for the same period in 2001, such revenue totaled $ 300,000.

         Research and development expenses totaled $2,115,000 for the three months ended June 30, 2002, compared with $2,859,000 for the same period in 2001. The decrease of $744,000 or 26% from 2001 to 2002 was primarily attributable to the effect of the lower valuation of non-qualified stock options on compensation cost, offset by costs related to an increase in personnel to facilitate the expansion of our research programs and initiate development. At June 30, 2002, we had 32 full time employees for research and development and laboratory support services, compared with 24 full time employees at June 30, 2001.

         General and administrative expenses were $1,052,000 for the three months ended June 30, 2002, compared with $1,100,000 for the same period in 2001. The decrease of $48,000 or 4%, from 2001 to 2002 was primarily attributable to the effect of a lower valuation of non-qualified stock options in compensation cost offset by the inclusion of $124,000 in expenses of our Rhode Island facilities in general and administrative expenses and an increase in personnel. For the same period in year 2001, $495,000 in expenses for the Rhode Island facilities was booked against a wind-down reserve. At December 31, 2000,we had created this wind-down reserve of $1,780,000 related to the carrying costs for the Rhode Island facilities through 2001. As we cannot predict the exact disposal date of these properties, effective 2002, we record these expenses as normal general and administrative expenses.

         On April 30, 2001, the Company sold its remaining shares in Modex for a realized gain of $5,232,168. The Company no longer holds any shares of Modex.

         Interest income for the three months ended June 30, 2002 and 2001 was $42,000 and $46,000 respectively. Interest expense was $60,000 for the three months ended June 31, 2002. For the three months ended June 30, 2001, interest expense was $65,000 and was charged against the wind-down reserve, as the expense was part of the bond payments related to the Rhode Island facilities. The decrease in 2002 was attributable to lower outstanding debt and capital lease balances in 2002 compared to 2001.

         For the three months ended June 30, 2002, we recorded a deemed dividend of $320,000 related to the 3% Cumulative Convertible Preferred Stock which includes the accretion of common stock warrants, the accretion of the beneficial conversion feature and the accretion of related issuance costs. For the three months ended June 30, 2001, we recorded a deemed dividend of $470,752 related to the 6% Cumulative Convertible Preferred Stock to reflect the increase in the beneficial conversion feature resulting from the decrease in the effective conversion price. The aggregate accretion value associated with the warrants, beneficial conversion feature and issuance costs were included in the calculation of net loss applicable to common stockholders.

SIX MONTHS ENDED JUNE 30, 2002 AND 2001

     For the six months ended June 30, 2002 revenue from grants and licensing agreements totaled approximately $236,000; revenue from grants for the six months ended June 30, 2001 totaled approximately 100,000. For the six months ended June 30, 2001 revenue from the assignement of rights related to technology totaled $300,000; there was no such revenue for the same period in 2002.

         Research and development expenses totaled $3,652,000 for the six months ended June 30, 2002, compared with $4,503,000 for the same period in 2001. The decrease of $851,000 or 19% from 2001 to 2002 was primarily attributable to the effect of the lower valuation of non-qualified stock options on compensation cost, offset by costs related to an increase in personnel to facilitate the expansion of our research programs and initiate development.

         General and administrative expenses were $2,391,000 for the six months ended June 30, 2002, compared with $2,097,000 for the same period in 2001. The increase of $294,000 or 14%, from 2001 to 2002 was primarily attributable to the inclusion of $422,000 in expenses of our Rhode Island facilities in general and administrative expenses and an increase in personnel, offset by the effect of the lower valuation of non-qualified stock options on compensation cost. For the same period in year 2001, $894,000 in expenses for the Rhode Island facilities was booked against a wind-down reserve. At December 31, 2000, we had created this wind-down reserve of $1,780,000 related to the carrying costs for the Rhode Island facilities through 2001. As we cannot predict the exact disposal date of these properties, effective 2002 we record these expenses as normal general and administrative expenses.

         During the six month period ended June 30, 2001, we sold 126,193 Modex shares for total proceeds and a realized gain of approximately $7,782,000. We no longer hold any shares of Modex.

         Interest income for the six months ended June 30, 2002 and 2001 was $60,000 and $125,000 respectively. Interest expense was $118,000 for the six months ended June 31, 2002. For the six months ended June 30, 2001, interest expense was $130,000 and was charged against the wind-down reserve, as the expense was part of the bond payments related to the Rhode Island facilities. The decrease in 2002 was attributable to lower outstanding debt and capital lease balances in 2002 compared to 2001.

         For the six months ended June 30, 2002, we recorded a deemed dividend of $640,000 related to the 3% Cumulative Convertible Preferred Stock which includes the accretion of common stock warrants, the accretion of the beneficial conversion feature and the accretion of related issuance costs. For the six months ended June 30, 2001, we recorded deemed dividends of $802,250 related to the 6% Cumulative Convertible Preferred Stock to reflect the increase in the beneficial conversion feature resulting from the decrease in the effective conversion price. The aggregate accretion value associated with the warrants, beneficial conversion feature and issuance costs were included in the calculation of net loss applicable to common stockholders.

LIQUIDITY AND CAPITAL RESOURCES

         Since our inception, we have financed our operations through the sale of common and preferred stock, the issuance of long-term debt and capitalized lease obligations, revenues from collaborative agreements, research grants and interest income.

         We had unrestricted cash and cash equivalents totaling $7,782,000 as of June 30, 2002. Cash equivalents are invested in US Treasuries and money market funds with maturities of less than 90 days.

         Our liquidity and capital resources were, in the past, significantly affected by our relationships with corporate partners. These relationships are now terminated, and we have not yet established corporate partnerships with respect to our stem cell technology. Our liquidity and capital resources have, in the past, also been affected by our holdings of stock of Modex, all of which have now been sold.

         On May 10, 2001, we entered into a common stock purchase agreement with Sativum Investments Limited for the potential future issuance and sale of up to $30,000,000 of our common stock ($4 million drawn to date). This facility, sometimes termed an equity line, is subject to restrictions and other obligations which limit how often we can exercise a draw down and the amount of each draw down. The restrictions are partially based on the trading volume and average price of the shares during periods prior to the draw down. Subject to these restrictions and obligations, we, at our sole discretion, may initiate a draw down on this facility from time to time, and Sativum is obligated to purchase shares of our common stock at a 6% discount to a volume weighted average market price over the 20 trading days following the draw-down notice, except those trading days, if any, when the market price is less than the amount we have specified in the draw-down notice as the minimum price at which we are willing to sell.

         We continue to have outstanding obligations in regard to our former facilities in Lincoln, Rhode Island, including lease payments and operating costs of approximately $1,000,000 for 2002, net of subtenant income. We have subleased a portion of these facilities and are actively seeking to sublease, assign or sell our remaining interests in these facilities. Failure to do so within a reasonable period of time will have a material adverse effect on our liquidity and capital resources. If our subtenants are unable to meet their obligations to us and we are unable to replace them, this would also have a material adverse effect on our liquidity and capital resources. Our total operating lease commitments from 2002 to 2013 are $25,141,000, and our total capital lease commitments for the years 2002 to 2014 amount to $4,107,000.

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

     No significant changes in our quantitative and qualitative disclosures from the Form 10-K/A.

PART II - ITEM 1

LEGAL PROCEEDINGS

         None.

PART II - ITEM 2

CHANGES IN SECURITIES AND USE OF PROCEEDS

         The Company and one of its patent law firms have agreed that, effective for services rendered after April 1 2002, a limited part of fees payable may, at the Company's option, be paid in the form of shares of common stock of the Company. The number of shares payable is determined by dividing the cash fees payable by the closing price of the Company's common stock on the Nasdaq National Market on the last trading day of the calendar quarter immediately preceding the earlier of (1) the date upon which the invoice in respect of such fees is paid and (2) thirty days following the invoice date. A reserve of 250,00 shares of the Company's unregistered common stock has been established from which stock used for such payments may be issued. At June 30, 2002, the Company accrued $16,611 of such legal expenses to be paid in 10,254 shares of the Company's common stock. The sale of these shares was made in reliance on the exemption from the registration provisions of the Securities Act provided for by Section 4(2) thereof for transactions not involving a public offering.

PART II - ITEM 4

On May 2, 2002, we held our Annual Meeting of Shareholders. Irving Weissman, M.D. and Ricardo B. Levy, Ph.D. were re-elected to the Board as class II directors, with terms expiring in 2005. The remaining members of the Board, whose terms continued after the Annual Meeting, are Roger Perlmutter, M.D., Ph.D., John Schwartz, Ph.D., Mark Levin, and Martin McGlynn, President and CEO of StemCells. (On July 4, 2002, however, Mr. Levin resigned from the Board and Jean-Jacques Bienaime was appointed to it.) The shareholders also ratified the selection of Ernst & Young LLP as StemCells' independent public accountants for the fiscal year ending December 31, 2002. Finally, the shareholders approved the amendment of Article 4 of the Company's Certificate of Incorporation to increase the number of shares of Common Stock, par value $0.01 per share, that the Company is authorized to issue from 45,000,000 to 75,000,000 shares.

The votes on these matters were as follows:


------------------------------------------------- ------------ ----------- ---------- --------- -------------
                                                      For      Authority    Against   Abstain       Broker
                                                                Withheld                          Non-Votes
------------------------------------------------- ------------ ----------- ---------- --------- -------------
Election of Irving Weissman, M.D. as director     19,726,277   159,977
------------------------------------------------- ------------ ----------- ---------- --------- -------------
Election of Ricardo B. Levy, Ph.D. as director    19,729,241   157,013
------------------------------------------------- ------------ ----------- ---------- --------- -------------
Ratification of Ernst & Young LLP as              19,769,596               56,969     59,689
independent accountants for 2002
------------------------------------------------- ------------ ----------- ---------- --------- -------------
Approval of the increase in the number of         18,874,044               892,811    119,399
shares of Common Stock from 45,000,000 to
75,000,000 shares
------------------------------------------------- ------------ ----------- ---------- --------- -------------


         PART II - ITEM 5

OTHER INFORMATION

PART II - ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K
         None

SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    STEMCELLS, INC.
                                    -----------------------------------
                                    (Name of Registrant)




August 2, 2002                      /s/ George Koshy
                                    -----------------------------------
                                    Controller and Acting Chief Financial
                                    Officer (Duly authorized officer, principal
                                    financial officer and principal accounting
                                    officer)

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

  /s/ Martin McGlynn
_________________________________________
Martin McGlynn
President and Chief Executive Officer



   /s/ George Koshy
_________________________________________
George Koshy
Controller and Acting Chief Financial Officer

August 2, 2002