Form 10-Q
period 2002-09-30
STEMCELLS INC
filed 2002-11-14
CIK 883975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:

September 30, 2002	Commission File Number:	0-19871

STEMCELLS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	94-3078125

(State or other jurisdiction of	(I.R.S. Employer

incorporation or organization)	identification No)

3155 PORTER DRIVE
PALO ALTO, CA 94304
(Address of principal executive offices including zip code)

(650) 475-3100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |  |

At November 5, 2002, there were 26,676,461 shares of Common Stock, $.01 par value, issued and outstanding.

STEMCELLS, INC.

PART I — ITEM 1 — FINANCIAL STATEMENTS

STEMCELLS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001

	(unaudited)	(a)
Assets Current assets:

Cash and cash equivalents	$6,670,859	$13,697,195

Other receivable	2,448	4,638

Facilities receivable	65,314	49,590

Other current assets	125,306	361,636

Total current assets	6,863,927	14,113,059

Property held for sale	3,203,491	3,203,491

Property, plant and equipment, net	1,209,361	1,219,319

Other assets, net	2,647,283	2,267,207

Total assets	$13,924,062	$20,803,076

Liabilities, redeemable convertible preferred stock, and stockholders’ equity

Current liabilities:

Accounts payable	$326,661	$578,270

Accrued expenses	858,842	499,165

Current maturities of capitalized lease obligations	226,667	289,167

Total current liabilities	1,412,170	1,366,602

Capitalized lease obligations, less current maturities	2,145,417	2,315,833

Deposits	233,240	129,897

Deferred rent	2,161,762	1,120,005

Total Liabilities	5,952,589	4,932,337

Redeemable Convertible Preferred Stock, $0.01 par value; 1,000,000 shares authorized issuable in series:

3% Cumulative Convertible Preferred Stock, 5000 shares issued and 4,000 shares outstanding at September 30, 2002 and December 31, 2001 (aggregate liquidation preference of $5,000,000)	2,339,685	1,379,682

6% Cumulative Convertible Preferred Stock, 2,626 designated as 6%, 1,500 shares issued and 750 shares outstanding at September 30, 2002 and December 31, 2001(aggregate liquidation preference of $750,000)	641,625	1,283,250

Stockholders’ equity:

Common stock, $.01 par value; 75,000,000 shares authorized; 24,238,808 and 24,220,021 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	258,404	242,200

Additional paid in capital	148,469,634	149,180,388

Accumulated deficit	(142,702,970)	(133,944,684)

Deferred compensation	(1,034,905)	(2,270,097)

Total stockholders’ equity	4,990,163	13,207,807

Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$13,924,062	$20,803,076

(a)	Derived from the Company’s audited financial statements as of December 31, 2001

See accompanying notes to condensed consolidated financial statements.

PART I — ITEM 1 — FINANCIAL STATEMENTS

STEMCELLS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
				(Restated)

Revenue:

Revenue from grants	$88,250	$276,537	$287,799	$376,537

Revenue from licensing agreements	1,432	—	38,511	—

Revenue from assignment of Technology rights	—	—	—	300,000

Total revenue	89,682	276,537	326,310	676,537

Operating expenses:

Research and development	1,873,316	1,554,558	5,524,826	6,057,957

General and administrative	891,601	564,068	3,282,513	2,661,230

	2,764,917	2,118,626	8,807,339	8,719,187

Loss from operations	(2,675,235)	(1,842,089)	(8,481,029)	(8,042,650)

Other income (expense):

Investment income	30,396	55,001	90,367	180,334

Interest expense	(55,304)	—	(173,583)	—

Gain on sale of investments	—	—	—	7,782,399

Loss on disposal of fixed assets	—	—	—	(24,484)

Other income (expense)	(25,266)	—	(29,218)	180,389

Total other income (expense)	(50,174)	55,001	(112,434)	8,118,637

Net income (loss)	(2,725,409)	(1,787,088)	(8,593,463)	75,987

Dividend to preferred shareholders	—	—	164,825	—

Deemed dividend	320,001	—	960,003	802,250

Net loss applicable to common

shareholders	($3,045,410)	($1,787,088)	($9,718,291)	($726,263)

Net loss per share basic and diluted	($0.12)	($0.08)	($0.40)	($0.03)

Weighted average shares	25,120,608	22,998,028	24,568,766	21,840,134

See accompanying notes to condensed consolidated financial statements.

PART I — ITEM 1 — FINANCIAL STATEMENTS

STEMCELLS, INC.
CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)	Nine Months Ended
	September 30,
	2002	2001

Cash flows from operating activities:

Net income (loss)	($8,593,463)	$75,987

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Depreciation and amortization	298,611	475,965

Amortization of deferred compensation	(565,661)	630,887

Compensation expense relating to the grant of stock options	162,014	105,034

Loss on disposal of fixed assets	—	24,484

Gain on sale of investments	—	(7,782,399)

Gain on assignment of rights to technology	—	(300,000)

Net changes in operating assets and liabilities	1,060,406	(1,015,592)

Net cash (used in) provided by operating activities	(7,638,093)	(7,785,633)

Cash flows from investing activities:

Proceeds from sale of investments	—	7,782,398

Proceeds from assignment of technology	—	300,000

Purchase of property, plant and equipment	(218,169)	(249,189)

Acquisition of other assets	—	(50,345)

Net cash (used in) provided by investing activities	(218,169)	7,782,864

Cash flows from financing activities:

Proceeds from the exercise of warrants	—	2,244,533

Proceeds from the exercise of stock options	5,398	139,001

Proceeds from issuance of common stock, net	1,057,445	3,652,604

Principal payments under capitalized lease obligations	(232,917)	(248,333)

Net cash provided by financing activities	829,926	5,787,805

Net increase (decrease) in cash and cash equivalents	(7,026,336)	5,785,036

Cash and cash equivalents, beginning of period	13,697,195	6,068,947

Cash and cash equivalents, end of period	$6,670,859	$11,853,983

Supplemental disclosure of cash flow information:

Interest paid	$173,583	$189,764

See accompanying notes to condensed financial statements.

PART I — ITEM 1. — FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) September 30, 2002 and 2001

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         The accompanying unaudited, condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2002.

         The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required for complete financial statements in accordance with accounting principles generally accepted in the United States. For the complete financial statements, refer to the audited financial statements and footnotes thereto as of December 31, 2001, included on Form 10-K/A

Net Income (Loss) per share

         Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average of common and diluted equivalent stock options and warrants outstanding during the period. Stock options and warrants that are antidilutive are excluded from the calculation of diluted income per common share. The Company excluded all stock options and warrants from the calculation of diluted loss per common share applicable to common shareholders for the three and nine-month period ended September 30, 2002 and 2001, as these securities are antidilutive during that period. Net income (loss) for the three-month period ended September 30, 2002 and 2001 was ($2,725,409) and ($1,787,088) respectively. Net income (loss) for the nine-month period ended September 30, 2002 and 2001 was ($8,593,464) and $75,987 respectively.

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

NOTE 2. INVESTMENTS

         At December 31, 2000, the Company owned 126,193 shares of Modex Therapeutics Ltd. (“Modex”), a Swiss biotechnology company traded on the Swiss Exchange. On January 9, 2001, the Company sold 22,616 Modex shares for a net price of 182.00 Swiss francs per share, which converts to $112.76 per share, for total proceeds of $2,550,230. On April 30, 2001, the Company sold its remaining shares in Modex for a net price of 87.30 Swiss Francs per share, which converts to approximately $50.51 per share, for total proceeds of approximately $5,232,168, net of commissions and fees. The Company no longer holds any shares of Modex.

NOTE 3. LEASES

         As of February 1, 2001, the Company entered into a 5-year lease for a 40,000 square foot facility located in the Stanford Research Park in Palo Alto, CA. The facility includes space for animals, laboratories, offices, and a GMP (Good Manufacturing Practices) suite. The rent will average approximately $3.15 million per year over the term of the lease. In addition the Company has issued a letter of credit amounting to $275,000 to serve as a deposit for the duration of the lease. The lease has a rent escalation clause and accordingly, the Company is recognizing rent expense on a straight-line basis. At September 30, 2002, the Company had $1,061,820 in deferred rent expense for this facility. In 2001 and 2002, the Company entered into four space-sharing agreements covering in total approximately 16,000 square feet of the 40,000 square foot facility. The Company expects to receive the amount of base rent plus the proportionate share of the operating expenses that it pays for such space over the term of these agreements, provided that the space-sharing agreement terms are met by the Company and the other parties. There is, however, a risk that the Company will not meet certain of these terms, which would result in elimination of receipts for approximately 10,000 of the 16,000 square feet.

         In 1992 and 1994, the Company entered into direct financing transactions with the State of Rhode Island and received proceeds from the issuance of industrial revenue bonds totaling $5,000,000 to finance the construction of a pilot manufacturing facility (the “Pilot Manufacturing Facility”) for its former encapsulated cell therapy technology in Lincoln, RI. The related leases are structured such that lease payments will fully fund all semiannual interest payments and annual principal payments through maturity in August 2014. Fixed interest rates vary with the respective bonds’ maturities, ranging from 5.1% to 9.5%. The bonds contain certain restrictive covenants that limit, among other things, the payment of cash dividends and the sale of the related assets.

         In 1997, the Company entered into a fifteen-year lease for a scientific and administrative facility (“SAF”) for its former encapsulated cell therapy technology business in Lincoln, RI, in connection with a sale and leaseback arrangement. The lease has a rent escalation clause and accordingly, the Company is recognizing rent expense on a straight-line basis. At September 30, 2002, the Company had $1,099,942 in deferred rent expense for this facility.

         Although the Company previously discontinued activities relating to encapsulated cell technology, the Company remains obligated under the leases for the Pilot Manufacturing Facility and the SAF. The Company has succeeded in subleasing portions (but not all) of the Pilot Manufacturing Facility and the SAF. In the case of each lease, the current sublease rental income received by the Company is significantly less than the Company’s obligations under the lease, and the Company’s continued receipt of rental income is dependent on the financial ability of the occupants (all of whom are early stage biomedical companies) to comply with their obligations under the subleases. As part of one of the subleasing agreements for the SAF, the Company is required to provide the landlord with two letters of credit: one for $106,560 with an expiration date of March 31, 2003, and the other for $159,000 which will automatically decrease to $106,053 in March 31, 2005 and $52,947 in March 2006, with a final expiration date of March 31, 2007. The Company continues to seek to sublet the vacant portions of the Rhode Island facilities, to assign or sell its interests in all of these properties, or to otherwise arrange for the termination of its obligations under the lease obligations on these facilities. There can be no assurance however, that the Company will be able to dispose of these properties in a reasonable time, if at all, or to terminate its lease obligations without the payment of substantial consideration.

NOTE 4. GRANTS

         In February 2001, the Company was awarded a two-year, $300,000 per year grant from the National Institutes of Health’s Small Business Innovation Research (SBIR) office. The grant, which supports joint work with virologist Dr. Jeffrey Glenn at Stanford University, is aimed at characterizing the human cells that can be infected by human hepatitis viruses and developing a small animal model using the cells that are most infectable by these viruses to develop screening assays and identify novel drug for the disease. In the year 2001, the Company received $300,000, of which $150,367 represents the Company’s share of the joint effort and has been recognized as revenue. The remainder, $149,633, was paid to Stanford University as its share of the joint effort. For the nine-month period ended September 2002 the Company received $268,682 as part payment for the second year, of which $119,049 was recognized as revenue and the balance of $149,633 was paid to Stanford University as its share of the joint effort.

         On September 30, 2001, the Company was awarded a four-year, $225,000 per year, grant from the National Institute of Diabetes & Digestive & Kidney Disorders of the National Institutes of Health for the Company’s liver stem cell program which focuses on identifying liver stem and progenitor cells for the treatment of liver diseases. The grant is subject to the availability of funds and satisfactory progress of the project. In 2001, the Company received and recognized as revenue $56,250 related to this award. For the nine-month period ended September 30, 2002, the Company received and recognized as revenue $168,750.

NOTE 5. STOCKHOLDERS’ EQUITY

Sale of Securities

         On August 23, 2002, the Company entered into an agreement with Triton West Group, Inc. (Triton) pursuant to which the Company sold 1,028,038 shares of common stock to Triton for aggregate proceeds of $1,100,000, or approximately $1.07 per share. These shares were issued under the Company’s shelf registration statement (SEC File No. Registration No. 333-83992).

         On September 17, 2002, pursuant to a license agreement with the California Institute of Technology (“Caltech”), the Company issued 27,535 shares of its unregistered common stock to Caltech.

3% Cumulative Convertible Preferred Stock

         On December 4, 2001, the Company issued 5,000 shares of 3% cumulative convertible preferred stock to Riverview Group, L.L.C., (Riverview Group), a wholly owned subsidiary of Millennium Partners, L.P. plus a 5-year warrant to purchase 350,877 shares of common stock at $3.42 per share. The Company received net proceeds of $4,727,515. This preferred stock is convertible into shares of the Company’s common stock at a conversion price of $2.00 per share at the option of Riverview Group. The conversion price is subject to adjustment for stock splits, dividends, distributions, reclassifications and similar events. The conversion price may be below the trading market price at the time of the conversion. The final closing on the NASDAQ National Market of the Company’s common stock on December 4, 2001 was $2.90 per share. The preferred stock contains a mandatory redemption feature under which the Company must redeem unconverted preferred stock on December 4, 2003 for cash in an amount equal to the liquidation preference at the time of redemption. The Company has valued the warrants and the beneficial conversion feature reflecting the December 4, 2001 commitment date and the most beneficial per share discount available to the preferred shareholders. As the preferred shares contain a stated redemption, such value of $3,185,000, including issuance costs of $272,485, is recorded as a discount to the preferred shares. The preferred shares will be accreted to its mandatory redemption amount and the accretion will result in a deemed dividend. The deemed dividend has been reflected as an adjustment to net loss applicable to common stockholders. An accretion adjustment of $960,003 was recorded for the nine-month period ended September 30, 2002. The Company filed a registration statement on Form S-3 covering the resale of the shares of common stock underlying the 3% Cumulative Convertible Preferred Stock. On December 7, 2001, Riverview Group converted 1,000 shares of its 3% cumulative convertible preferred stock for 500,125 shares of the Company’s common stock. Dividends due on the shares of the preferred stock outstanding on a Dividend Payment Date (June 30 and December 31) may be paid in the Company’s common stock if the Company so elects by such date. The Company elected to pay the June 30, 2002 dividend in stock valued at approximately $62,000; accordingly, 38,313 shares of common stock were issued on July 3, 2002.

6% Cumulative Convertible Preferred Stock

         On April 13, 2000 the Company issued 1,500 shares of 6% cumulative convertible preferred stock plus a warrant for 75,000 shares of our common stock to two members of the Board of Directors for $1,500,000. The shares were convertible at the option of the holders into common stock at the initial conversion price of $3.77 per share (based on the face value of the preferred shares), subject to adjustment upon the occurrence of certain equity transactions. The Company valued the beneficial conversion feature reflecting the April 13, 2000 commitment date and the most beneficial per share discount available to the preferred shareholders. Such value was $481,000 and was treated as a deemed dividend as of the commitment date. On October 4, 2002, all outstanding shares of 6% cumulative convertible preferred stock were automatically converted to shares of common stock pursuant to an automatic conversion provision.

         During 2001, the conversion price was reduced as a result of the issuance of adjusted warrants to Millennium Partners, LP. The Company has revalued the beneficial conversion feature reflecting the reset conversion price and the most beneficial per share discount available to the preferred shareholders and has recorded additional deemed dividends of $802,000 as of the applicable reset dates. The Statement of Operations for the 9 months ended September 30, 2001, was restated to reflect the additional deemed dividends. No additional deemed dividends were recordable on subsequent reductions of the conversion price.

         On June 7, 2002, one of the preferred stockholders converted 750 shares of 6% cumulative convertible preferred stock plus accumulated dividends, at an effective conversion price of $1.94 per share for 439,442 shares of common stock. On October 4, 2002, the remaining 750 shares, which were held by the other preferred shareholder, together with accumulated dividends, converted automatically at the then-effective conversion price of $1.07 to 812,802 shares of common stock.

NOTE 6. SUBSEQUENT EVENTS

         Effective October 2002, in order to help conserve the Company’s cash, Dr. Irving Weissman, consultant to the Company and member of its Board of Directors and Scientific Advisory Board, agreed to an amendment to his Consulting Agreement to provide that payment may be made in below-market stock options pursuant to the Company’s 2001 Equity Incentive Plan in lieu of cash. The Agreement provides for payments of $50,000 per year, payable quarterly in advance; option payments will be issued on the same schedule. The number of shares in any option payment is computed by dividing the equivalent dollar amount due by the difference between the exercise price (ten cents per share) and the “market price” of the Company’s common stock, which for these purposes is defined as the average of the closing prices of the Company’s common stock on the 20 trading days preceding the date on which the payment is due. The options vest immediately, and each remains exercisable until the tenth anniversary of the day immediately preceding the date on which it was granted.

         On April 13, 2000 the Company issued 1,500 shares of 6% cumulative convertible preferred stock plus a warrant for 75,000 shares of our common stock to two members of the Board of Directors for $1,500,000. On October 4, 2002, the 750 shares of 6% cumulative convertible preferred stock held by the remaining preferred shareholder, together with accumulated dividends, automatically converted to 812,802 shares of common stock at an effective conversion price of $1.07 per share. The warrants held by each of the former preferred shareholders will remain exercisable until April 13, 2005. The current number of shares under each warrant is 44,865, and the exercise price is currently $5.41 per share of common stock

ITEM 2. -MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the our financial condition and the results of our operations for the three and nine-month period ended September 30, 2002 and 2001 should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related footnotes thereto.

         This report includes forward-looking statements. You can identify these statements by forward-looking words such as “may,” “could,” “will,” “possibly,” “expect,” “anticipate,” “project,” “believe,” “estimate,” “continue” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition, or state other “forward-looking” information. We believe that it is important to communicate our future expectations to our investors. However, there will be events in the future that we have not been able to accurately predict or control and that may cause our actual results to differ materially from those discussed. For example, contaminations at our facilities, changes in the pharmaceutical or biotechnology industries, competition and changes in government regulations or general economic or market conditions could all have significant effects on our results. These factors should be considered carefully and readers should not place undue reliance on our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of the events described in the “Cautionary Factors Relevant to Forward Looking Information” and “Business” sections included in our Form 10-K report as of December 31, 2001 could harm our business, operating results and financial condition. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements and risk factors contained or referred to herein.

         Overview

         Since our inception in 1988, we have been primarily engaged in research and development of human therapeutic products. As a result of a restructuring in the second half of 1999, our sole focus is now on our stem cell technology. As of September 30, 2002, we had available cash or cash equivalents equal to approximately $6.67 million, which we expect to be adequate to fund operations into the second quarter of 2003, depending on the outcome of our cost reduction program. We are pursuing various strategic avenues designed to attract sufficient financial resources to maintain uninterrupted operations beyond then, but there can be no assurance that these attempts will prove successful.

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

         In August 2002 we entered into an agreement pursuant to which we sold 1,028,038 shares of common stock to Triton West Group, Inc., an institutional investor, for aggregate proceeds of $1,100,000 or approximately $1.07 per share.

         In 2001, we entered into two significant financing agreements: In May, we entered into an equity line enabling us to draw up to $30,000,000 subject to various restrictions, and we did draw down $4,000,000 in July; and in December, we issued 3% convertible preferred stock for $5,000,000. In addition, under the terms of the financing agreement we entered into in 2000 with Millennium Partners, LP, Millennium exercised its final option to purchase $2,000,000 of our common stock; that agreement has now terminated. (See “Liquidity and Capital Resources” below for further detail on each of these transactions.) The terms of the equity line restrict the amount of any draw down by a formula that depends in part on the trading volume of our stock over a certain period of time. Given the recent trading volumes and prices for our Common Stock, at this time the Company does not consider the equity line to be a viable source of financing.

         In addition, we received two grants from the National Institutes of Health in 2001, one for work on hepatitis to be carried out jointly by us and Stanford University, and one focusing on the effort to identify liver stem and progenitor cells for the treatment of liver diseases. Although the grants are relatively small ($300,000 a year for two years and $225,000 a year for four years, respectively) and dependent on availability of funds and satisfactory progress, we are very pleased by this recognition of our work by the agency.

         In September 2002, after reviewing our operating cost structure, we initiated a cost reduction program that curtails expenditures on our discovery research activities in favor of channeling resources into accelerating preclinical development of our propriety cells for the treatment of neural and liver disease. A major component of the program is the attempt to negotiate a substantial reduction in operating lease rent. The plan also includes a twenty-five percent reduction of staff and expenses once fully implemented by year-end 2002. These measures are reflected in the estimate given in the first paragraph of this Overview.

         Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future due to the occurrence of material recurring and nonrecurring events including, without limitation, the receipt and payment of recurring and nonrecurring licensing payments, the initiation or termination of research collaborations, the changes in the sublease income and rental and other expenses to lease and maintain our facilities in Rhode Island and changes in the costs associated with our move to a larger facility in California. To expand and provide high quality systems and support to our Research and Development programs, we would need to hire more personnel, which would lead to higher operating expenses.

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

STOCK-BASED COMPENSATION

         Our employee stock option plan is accounted for under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” We grant qualified stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. In accordance with APB 25, we recognize no compensation expense for qualified stock option grants. We also issue non-qualified stock options for a fixed number of shares to employees with an exercise price less than the fair market value of the shares at the date of grant. When such options vest, we recognize the difference between the exercise price and fair market value as compensation expense in accordance with APB 25.

         We account for certain stock options granted to non-employees in accordance with FAS NO. 123—Accounting for Stock-Based Compensation and EITF 96-18—Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and accordingly, recognize as expense the estimated fair value of such options as calculated using the Black-Scholes valuation model. The estimated fair value is re-determined each quarter using the methodologies allowable by FAS No. 123, and the cost is amortized over the vesting period of each option or the recipient’s contractual arrangement, if shorter.

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

Results of Operations

Three months ended September 30, 2002 and 2001

         For the three months ended September 30, 2002, revenue from grants and licensing agreements totaled approximately $89,000, which includes $32,000 that is a part of the grant awarded by the National Institutes of Health’s Small Business Innovation Research (SBIR) office, $56,000 that is a part of the grant awarded by the National Institute of Diabetes & Digestive & Kidney Disorders of the National Institutes of Health, and $1,000 in licensing revenue. For the three months ended September 30, 2001, revenue from grants totaled approximately $277,000, which includes $78,000 that is a part of the grant awarded by the National Institutes of Health’s Small Business Innovation Research (SBIR) office and $199,000 that is a part of the grant awarded by the National Institute of Diabetes & Digestive & Kidney Disorders of the National Institutes of Health.

         Research and development expenses totaled $1,873,000 for the three months ended September 30, 2002, compared with $1,555,000 for the same period in 2001. The increase of $318,000 or approximately 20% from 2001 to 2002 was primarily attributable to the effect of the lower valuation of non-qualified stock options on compensation cost in 2001 as compared to 2002, and an increase in costs related to an increase in personnel to facilitate the expansion of our research programs and initiate development. At September 30, 2002, we had 28 full time employees for research and development and laboratory support services, compared with 19 full time employees at September 30, 2001.

         General and administrative expenses were $892,000 for the three months ended September 30, 2002, compared with $564,000 for the same period in 2001. The increase of $328,000 or 58%, from 2001 to 2002 was primarily attributable to the effect of a lower valuation of non-qualified stock options in compensation cost in 2001, and the inclusion of $112,000 in expenses of our Rhode Island facilities in general and administrative expenses. For the same period in year 2001, $329,000 in expenses for the Rhode Island facilities was booked against a wind-down reserve. At December 31, 2000,we had created this wind-down reserve of $1,780,000 related to the carrying costs for the Rhode Island facilities through 2001. As we cannot predict the exact disposal date of these properties, effective 2002, we record these expenses as normal general and administrative expenses.

         Interest income for the three months ended September 30, 2002 and 2001 was $30,000 and $55,000 respectively. The decrease in interest income in 2002 was attributable to lower average investment balance. Interest expense was $55,000 for the three months ended September 30, 2002. For the three months ended September 30, 2001, interest expense was $59,000 and was charged against the wind-down reserve, as the expense was part of the bond payments related to the Rhode Island facilities. The decrease in 2002 was attributable to lower outstanding debt and capital lease balances in 2002 compared to 2001.

         For the three months ended September 30, 2002, we recorded a deemed dividend of $320,000 related to the 3% Cumulative Convertible Preferred Stock which includes the accretion of common stock warrants, the accretion of the beneficial conversion feature and the accretion of related issuance costs.

Nine months ended September 30, 2002 and 2001

         For the nine months ended September 30, 2002, revenue from grants and licensing agreements totaled approximately $326,000, which includes $119,000 that is a part of the grant awarded by the National Institutes of Health’s Small Business Innovation Research (SBIR) office and $169,000 that is a part of the grant awarded by the National Institute of Diabetes & Digestive & Kidney Disorders of the National Institutes of Health. Revenue from licensing agreements totaled approximately $38,000. For the nine months ended September 30, 2001, revenue from grants totaled approximately $377,000, which includes $78,000 that is a part of the grant awarded by the National Institutes of Health’s Small Business Innovation Research (SBIR) office and $299,000 that is a part of grants related to our neural program. For the nine months ended September 30, 2001 revenue from the assignment of rights related to technology totaled $300,000; there was no such revenue for the same period in 2002.

         Research and development expenses totaled $5,525,000 for the nine months ended September 30, 2002, compared with $6,058,000 for the same period in 2001. The decrease of $533,000 or 9% from 2001 to 2002 was primarily attributable to the initial cost of moving into a new facility in 2001, offset by the effect of the lower valuation of non-qualified stock options on compensation cost in 2001 and by costs related to an increase in personnel in 2002 to facilitate the expansion of our research programs and initiate development. At September 30, 2002, we had 28 full time employees for research and development and laboratory support services, compared with 19 full time employees at September 30, 2001.

         General and administrative expenses were $3,282,000 for the nine months ended September 30, 2002, compared with $2,661,000 for the same period in 2001. The increase of $621,000 or 23%, from 2001 to 2002 was primarily attributable to the inclusion of $534,000 in expenses of our Rhode Island facilities in general and administrative expenses and an increase in personnel, offset by the effect of the lower valuation of non-qualified stock options on compensation cost. For the same period in year 2001, $1,223,000 in expenses for the Rhode Island facilities was booked against a wind-down reserve. At December 31, 2000,we had created this wind-down reserve of $1,780,000 related to the carrying costs for the Rhode Island facilities through 2001. As we cannot predict the exact disposal date of these properties, effective 2002, we record these expenses as normal general and administrative expenses.

         During the nine-month period ended September 30, 2001, we sold 126,193 Modex shares for total proceeds and a realized gain of approximately $7,782,000. We no longer hold any shares of Modex.

         Interest income for the nine months ended September 30, 2002 and 2001 was $90,000 and $180,000 respectively. The decrease in interest income in 2002 was primarily attributable to a decrease in the yield on money market funds. Interest expense was $174,000 for the nine months ended September 30, 2002. For the nine months ended September 30, 2001, interest expense was $190,000 and was charged against the wind-down reserve, as the expense was part of the bond payments related to the Rhode Island facilities. The decrease in 2002 was attributable to lower outstanding debt and capital lease balances in 2002 compared to 2001.

         For the nine months ended September 30, 2002, we recorded a deemed dividend of $960,000 related to the 3% Cumulative Convertible Preferred Stock which includes the accretion of common stock warrants, the accretion of the beneficial conversion feature and the accretion of related issuance costs. We also recorded a total stock-dividend distribution of $165,000 value to our preferred shareholders. For the nine months ended September 30, 2001, we recorded deemed dividends of $802,000 related to the 6% Cumulative Convertible Preferred Stock to reflect the increase in the beneficial conversion feature resulting from the decrease in the effective conversion price. The aggregate accretion value associated with the warrants, beneficial conversion feature and issuance costs were included in the calculation of net loss applicable to common stockholders.

Liquidity and Capital Resources

         Since our inception, we have financed our operations through the sale of common and preferred stock, the issuance of long-term debt and capitalized lease obligations, revenues from collaborative agreements, research grants and interest income.

         We had unrestricted cash and cash equivalents totaling $6,671,000 as of September 30, 2002. Cash equivalents are invested in US Treasuries and money market funds with maturities of less than 90 days.

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

         On May 10, 2001, we entered into a common stock purchase agreement with Sativum Investments Limited for the potential future issuance and sale of up to $30,000,000 of our common stock ($4 million drawn to date). This facility, sometimes termed an equity line, is subject to restrictions and other obligations which limit how often we can exercise a draw down and the amount of each draw down. The restrictions include functions of the trading volume and average price of the shares during periods prior to the draw down. As a result of these and other restrictions, this facility cannot be used to provide significant funding for the Company unless and until the underlying market conditions for our stock improve.

         We continue to have outstanding obligations in regard to our former facilities in Lincoln, Rhode Island, including lease payments and operating costs of approximately $1,000,000 for 2002, net of subtenant income. We have subleased a portion of these facilities and are actively seeking to sublease, assign or sell our remaining interests in these facilities. Our failure to do so has had and will continue to have a material adverse effect on our liquidity and capital resources. Our subtenants are generally early stage biomedical companies, some of which have been and others of which may in the future be unable to meet their obligations to us. If our subtenants are unable to meet their obligations to us and we are unable to replace them, this will also have a material adverse effect on our liquidity and capital resources. Our total operating lease commitments on the Rhode Island scientific and administrative facility (SAF) from October 1, 2002 to June 30, 2013 are approximately $11.5 million, and our total capital lease commitments with respect to the Rhode Island pilot manufacturing facility for the years October 1, 2002 to August 1, 2014 amount to approximately $3.7 million.

         The landlord on our SAF has asserted that we are in default under non-financial provisions of the lease on the SAF as a result of alleged defects in maintenance of the facility. A corrective action plan designed to cure any such defaults within the applicable cure period is in place, but there can be no assurance that we will be able to do so. There are also financial covenants in our lease for the SAF and under the bond financing for the Pilot Manufacturing Facility which we may be unable to satisfy early next year, if not sooner. If we were to default on the lease of our SAF, the landlord might seek liquidated damages or other remedies which we would likely be unable to satisfy. Similarly, any default under our bond obligations would result in acceleration of our obligations under the bonds, which we would also likely be unable to satisfy.

         Our total operating lease commitment on the Palo Alto, California facility we occupy for the period from October 1, 2002 to January 31, 2006 is approximately $11.9 million.

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

         We intend to pursue opportunities to obtain additional financing in the future through equity and debt financings, grants and collaborative research arrangements. We also intend to pursue all other strategic alternatives available to the Company, including, without limitation, licensing activities, mergers and/or acquisitions, sale of Company assets or other form of business combination or extraordinary transaction. There can be no assurance that we will be able to enter into any such transaction. The source, timing and availability of any future financing or other transaction will depend principally upon market conditions and, more specifically, on our progress in our exploratory, preclinical and future clinical development programs. Funding may not be available when needed—at all, or on terms acceptable to us. While our cash requirements may vary, we currently expect that our existing capital resources will be sufficient to fund our operations into the second quarter of 2003. Default under any of our lease obligations could shorten the time period through which we currently expect to be able to continue to operate. Lack of necessary funds may require us to further delay, scale back or eliminate some or all of our research and product development programs and/or our capital expenditures or to license our potential products or technologies to third parties or to cease operations.

Nasdaq Listing Issues

         The Nasdaq Stock Market, Inc. (Nasdaq) may delist our common stock from The Nasdaq National Market (the National Market) if we fail to meet their continued listing requirements. We may seek to have our Common Stock listed on The Nasdaq SmallCap Market (the SmallCap Market), provided that we meet the listing requirements of the SmallCap Market. The delisting of our common stock from either the National Market or (should we fail to meet its continued listing requirements) the SmallCap Market could adversely affect the market price and market liquidity of our common stock. If we were also delisted from the SmallCap Market, trading, if any, of our common stock would thereafter have to be conducted in the over-the-counter market on the “pink sheets” or, if available, the NASD’s “Electronic Bulletin Board.” In such an event, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock, which could further severely limit the market liquidity of our common stock and the ability of investors to trade our common stock.

         We currently are not in compliance with the $1.00 minimum bid price listing requirement for continued listing on the National Market and were notified by Nasdaq on October 25, 2002, that the Company’s stock had failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive trading days and that the stock will be delisted from the National Market unless, by January 23, 2003, we achieve a closing bid price of at least $1.00 per share for a minimum of 10 consecutive trading days.

         In addition to the above, effective November 1, 2002, to qualify for continued listing on the National Market under “Maintenance Standard 1”, we are required to maintain a minimum of $10,000,000 as “stockholders’ equity” on our Balance Sheet. We currently are not in compliance. On September 30, 2002, our “stockholders’ equity” was $4,990,163. We expect to be notified by Nasdaq of non-compliance within a week of filing this 10-Q. At such time, the Company would be requested to move to the SmallCap Market or to submit a plan to the Nasdaq Listings Qualifications Panel explaining how we planned to raise our “stockholders’ equity” to $10,000,000. We can give no assurances that we will regain compliance with the continued listing requirement of the National Market or that we can meet or maintain compliance with the SmallCap Market listing requirements.

         If we are delisted from or trading in our stock is suspended on the National Market, SmallCap Market or other exchange or principal market for our Common Stock, under certain circumstances we would then be in breach of certain registration rights agreements that we entered into with certain investors and may be required to pay liquidated or other damages to those investors. Under these circumstances, we also would not be able to draw down on our equity line of credit.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         No significant changes in our quantitative and qualitative disclosures from the Form 10-K/A

ITEM 4. CONTROLS AND PROCEDURES

         In response to the requirement of the Sarbanes-Oxley Act of 2002, within 90 days prior to the date of this report, our chief executive officer and (acting) chief financial officer, along with other members of management, reviewed the effectiveness of the design and operation of our disclosure controls and procedures. Such controls and procedures are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the chief executive officer and acting chief financial officer have concluded that the Company’s disclosure controls and procedures are effective. Subsequent to this evaluation there were no significant changes in internal controls or other factors that could significantly affect the internal controls of the Company, and no corrective actions were required or undertaken.

PART II — ITEM 1

LEGAL PROCEEDINGS

         None

PART II – ITEM 2

CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

PART II – ITEM 4

SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

PART II — ITEM 5

OTHER INFORMATION

         None

PART II — ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit 99.1 — Certification of Martin McGlynn Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 — Certification of George Koshy Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  REPORTS ON FORM 8-K

         On August 23, 2002, StemCells, Inc. (the “Company”) entered into an agreement pursuant to which the Company has agreed to sell 1,028,038 shares of common stock to one institutional investor at an aggregate price of $1,100,000, or approximately $1.07 per share.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEMCELLS, INC. (name of Registrant)

November 14, 2002	/s/ George Koshy Controller and Acting Chief Financial Officer (Duly authorized officer, principal financial officer and principal accounting officer)

Certification under Section 302 of the Sarbanes-Oxley Act

I, Martin McGlynn, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of StemCells, Inc.;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons fulfilling the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Martin McGlynn

Martin McGlynn
President and Chief Executive Officer

Certification under Section 302 of the Sarbanes-Oxley Act

I, George Koshy, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of StemCells, Inc.;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons fulfilling the equivalent function):

d.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

e.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ George Koshy

George Koshy
Controller and Acting Chief Financial Officer