Form 10-Q
period 2003-03-31
STEMCELLS INC
filed 2003-05-15
CIK 883975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:
March 31, 2003	Commission File Number:	0-19871

STEMCELLS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	94-3078125
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No)

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

Yes [ ] No [X]

At May 05, 2003, there were 29,493,945 shares of Common Stock, $.01 par value, issued and outstanding.

STEMCELLS, INC.

PART I — ITEM 1 — FINANCIAL STATEMENTS

STEMCELLS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002

	(unaudited)	(a)
Assets
Current assets:
Cash and cash equivalents	$1,549,447	$4,236,367
Receivables	130,293	64,892
Other current assets	271,147	209,389

Total current assets	1,950,887	4,510,648
Property, plant and equipment, net	4,182,583	4,337,711
Other assets, net	2,959,269	2,480,463

Total assets	$9,092,739	$11,328,822

Liabilities, redeemable convertible preferred stock, and stockholders’ equity
Current liabilities:
Accounts payable	$441,233	$341,995
Accrued expenses	443,655	427,916
Current maturities of capital lease obligations	231,666	229,166

Total current liabilities	1,116,554	999,077
Capital lease obligations, less current maturities	2,027,917	2,086,667
Deposits	393,241	393,240
Deferred rent	1,366,729	1,402,581

Total Liabilities	4,904,441	4,881,565
Redeemable convertible preferred stock, $0.01 par value; 1,000,000 shares authorized issuable in series:
3% Cumulative convertible preferred stock, 5000 shares issued and 4,000 shares outstanding at March 31, 2003 and December 31, 2002 (aggregate liquidation preference of $4,000,000)	2,979,687	2,659,686
Stockholders’ equity:
Common stock, $.01 par value; 45,000,000 shares authorized; 26,958,259 and 26,860,078 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	269,582	268,601
Additional paid in capital	149,015,816	149,238,207
Accumulated deficit	(147,070,955)	(144,661,464)
Deferred compensation	(1,005,832)	(1,057,773)

Total stockholders’ equity	1,208,611	3,787,571

Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$9,092,739	$11,328,822

(a)	Derived from the Company’s audited financial statements as of December 31, 2002

See accompanying notes to condensed consolidated financial statements.

PART I — ITEM 1 — FINANCIAL STATEMENTS

STEMCELLS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	March 31,

	2003	2002

Revenue:
Revenue from grants	$56,250	$111,299
Revenue from licensing agreements	2,703	—

Total revenue	58,953	111,299
Operating expenses:
Research and development	1,339,794	1,536,996
General and administrative	1,069,002	1,339,373

	2,408,796	2,876,369

Loss from operations	(2,349,843)	(2,765,070)
Other income (expense):
Investment income	2,107	17,521
Interest expense	(53,579)	(58,624)
Other income (expense)	(8,177)	(3,953)

Total other income (expense)	(59,649)	(45,056)

Net (loss)	(2,409,492)	(2,810,126)
Deemed dividend to preferred shareholders	320,001	320,001

Net loss applicable to common shareholders	($2,729,493)	($3,130,127)
Net loss per share applicable to common shareholders	($0.10)	($0.13)
Weighted average common shares	26,943,019	24,220,952

See accompanying notes to condensed consolidated financial statements.

PART I — ITEM 1 — FINANCIAL STATEMENTS

STEMCELLS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net (loss)	($2,409,492)	$(2,810,126)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization	253,061	96,247
Amortization of deferred compensation	(10,142)	(288,915)
Compensation expense relating to the grant of stock options	107,073	35,215
Net changes in operating assets and liabilities	(551,112)	11,101

Net cash (used in) operating activities	(2,610,612)	(2,956,478)

Cash flows from investing activities:
Purchase of property, plant and equipment	(73,660)	(17,688)

Net cash (used in) investing activities	(73,660)	(17,688)

Cash flows from financing activities:
Proceeds from the exercise of stock options		107
Proceeds from issuance of common stock, net	53,602	(10,663)
Principal payments under capital lease obligations	(56,250)	(83,750)

Net cash (used in) financing activities	(2,648)	(94,306)

Net (decrease) in cash and cash equivalents	(2,686,920)	(3,068,472)
Cash and cash equivalents, beginning of period	4,236,367	13,697,195

Cash and cash equivalents, end of period	$1,549,447	$10,628,723

Supplemental disclosure of cash flow information:
Interest paid	$53,579	$58,624

See accompanying notes to condensed consolidated financial statements.

PART I — ITEM 1. — FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2003 and 2002

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying unaudited, condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2003.

     The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required for complete financial statements in accordance with accounting principles generally accepted in the United States. For the complete financial statements, refer to the audited financial statements and footnotes thereto as of December 31, 2002, included on Form 10-K.

The Company has incurred significant operating losses and negative cash flows since inception. It has not achieved profitability and may not be able to realize sufficient revenues to achieve or sustain profitability in the future. The Company has very limited liquidity and capital resources and must quickly obtain significant additional capital resources in order to sustain its product development efforts, for acquisition of technologies and intellectual property rights, for preclinical and clinical testing of anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities, for general and administrative expenses and other working capital requirements. The Company relies on cash balances and proceeds from equity and debt offerings, proceeds from the transfer or sale of intellectual property rights, equipment, facilities or investments, and government grants and funding from collaborative arrangements, if obtainable, to fund its operations. Unless the Company obtains additional capital to sustain it on a longer-term basis, these conditions may raise doubt about its ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

     The Company’s capital resources at the end of the first quarter were not sufficient to fund operations through the end of the second quarter of 2003; as a result of a subsequent financing agreement, however, its capital resources are now expected to be sufficient to fund operations into 2004.

Reclassifications

Certain amounts reported in previous years have been reclassified to conform to the 2002 presentation.

Net Loss Per Share

     The Company has computed net loss per common share according to the Financial Accounting Standards Board Statement No. 128, “Earnings Per Share,” which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities, and is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the impact of potentially dilutive securities and is computed using the weighted average of common and diluted equivalent stock options, warrants and convertible securities outstanding during the period. Stock options, warrants and convertible securities that are antidilutive are excluded from the calculation of diluted income per common share.

	Three months ended
	March 31,

	2003	2002

Net loss applicable to common shareholders	$(2,729,493)	$(3,130,127)
Weighted average shares used in computing net loss per common share, basic and diluted	26,943,019	24,220,952
Net loss per common share, diluted	$(0.10)	$(0.13)

The Company has excluded outstanding stock options, warrants and convertible securities from the calculation of diluted loss per common share because all such securities are anti-dilutive for all applicable periods presented. These outstanding securities consist of the following potential common shares:

	Three months ended
	March 31,

	2003	2002

Convertible preferred stock	2,000,000	2,000,000
Outstanding options	4,608,490	3,726,837
Outstanding warrants	1,276,381	1,076,381

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

	Three months ended March 31,

	2003	2002

Net loss applicable to common stockholders – as reported	$(2,729,493)	$(3,130,127)
Add: Stock-based employee/director compensation expense included in reported net loss	67,250	36,259
Deduct: Total stock-based employee/director compensation expense under the fair value based method for all awards	(230,349)	(154,731)
Net loss applicable to common stockholders – proforma	$(2,892,592)	(3,248,599)
Basic and diluted net loss per share applicable to common stockholders – as reported	$(0.10)	$(0.13)
Basic and diluted net loss per share applicable to common stockholders – pro forma	$(0.11)	$(0.13)
Shares used in basic and diluted loss per share amounts	26,943,019	24,220,952

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

NOTE 3. LEASES

     The Company had undertaken direct financing transactions with the State of Rhode Island and received proceeds from the issuance of industrial revenue bonds totaling $5,000,000 to finance the construction of its pilot manufacturing facility. The related leases are structured such that lease payments will fully fund all semiannual interest payments and annual principal payments through maturity in August 2014. Interest rates vary with the respective bonds’ maturities, ranging from 5.1% to 9.5%. The outstanding principal at March 31, 2003 was approximately $2,260,000. The bonds contain certain restrictive covenants, which limit among other things, the payment of cash dividends and the sale of the related assets.

     The Company entered into a fifteen-year lease for a laboratory facility in connection with a sale and leaseback arrangement in 1997. The lease has escalating rent payments and accordingly, the Company is recognizing rent expense on a straight-line basis. At March 31, 2003, the Company had $1,165,907 in deferred rent expense for this facility.

     Although the Company previously discontinued activities relating to encapsulated cell technology, the Company remains obligated under the leases for the pilot manufacturing facility and the laboratory facility. The Company has succeeded in subleasing portions (but not all) of the pilot manufacturing facility and the laboratory facility. In the case of each lease, the current sublease rental income received by the Company is significantly less than the Company’s obligations under the lease, and the Company’s continued receipt of rental income is dependent on the financial ability of the occupants (all of whom are early stage biomedical companies) to comply with their obligations under the subleases. As part of one of the subleasing agreements for the laboratory facility, the Company was required to provide the landlord with two letters of credit: one for $106,560, which expired on March 31, 2003, and the other for $159,000 which will automatically decrease to $106,053 on March 15, 2005 and $52,947 on March 15, 2006, with a final expiration date of March 31, 2007. The Company continues to seek to sublet the vacant portions of the Rhode Island facilities, to assign or sell its interests in all of these properties, or to otherwise arrange for the termination of its obligations under the lease obligations on these facilities. There can be no assurance however, that the Company will be able to dispose of these properties in a reasonable time, if at all, or to terminate its lease obligations without the payment of substantial consideration.

     As of February 1, 2001, the Company entered into a 5-year lease for a 40,000 square foot facility located in the Stanford Research Park in Palo Alto, CA. The facility includes space for animals, laboratories, offices, and a GMP (Good Manufacturing Practices) suite. GMP facilities can be used to manufacture materials for clinical trials. On December 19, 2002 the Company negotiated an amendment to the lease, which resulted in reducing the average rent per year over the term of the lease from approximately $3.15 million to $2.1 million. As part of the amendment the Company issued a letter of credit on January 2, 2003 for $503,079, which was an addition to the letter of credit amounting to $275,000 issued at commencement of the lease to serve as a deposit for the duration of the lease. As the lease involved an upfront payment as well as escalating rent payments, the Company is recognizing rent expense on a straight-line basis. In 2001 and 2002, the Company entered into space-sharing agreements currently covering in total approximately 15,000 square feet of the 40,000 square foot facility. The Company expects to receive the amount of base rent plus the proportionate share of the operating expenses that it pays for such space over the term of these agreements.

NOTE 4. GRANTS

     On September 30 2001, the Company was awarded a four-year, $225,000 per year grant from the National Institute of Diabetes & Digestive & Kidney Disorders of the National Institutes of Health for the Company’s liver stem cell program which focuses on identifying liver stem and progenitor cells for the treatment of liver diseases. The grant is subject to the availability of funds and satisfactory progress of the project. For this award, the Company has recognized $56,250 in 2001, $225,000 for 2002 and $56,250 for the three-month period ended March 31, 2003.

NOTE 5. STOCKHOLDERS’ EQUITY

Sale of Securities

     On May 10, 2001, the Company entered into a common stock purchase agreement with Sativum Investments Limited for the potential future issuance and sale of up to $30,000,000 of the Company’s common stock, subject to restrictions and other obligations. The Company, at its sole discretion, may draw down on this facility, from time to time, and Sativum is obligated to purchase shares of the Company’s common stock at a 6% discount to a volume weighted average market price over the 20 trading days following the draw-down notice. There is neither a requirement that the Company draw on the facility nor a penalty for not doing so. The equity line agreement expires on December 10, 2003. The Company’s volume weighted average market price is calculated by adding the total dollars traded in every transaction in a given trading day and dividing that number by the total number of shares traded during that trading day. The Company is limited with respect to how often it can exercise a draw down and the amount of each draw down. In January 2003 the Company drew down $62,778 net of the applicable discount.

3% Cumulative Convertible Preferred Stock

     On December 4, 2001, the Company issued 5,000 shares of 3% cumulative convertible preferred stock to Riverview Group, L.L.C., (Riverview), a wholly owned subsidiary of Millennium Partners, L.P. plus a 5-year warrant to purchase 350,877 shares of common stock at $3.42 per share. The Company received net proceeds of $4,727,515. This preferred stock is convertible into shares of the Company’s common stock at a conversion price of $2.00 per share at the option of Riverview. The preferred stock contains a mandatory redemption feature where the Company will redeem unconverted preferred stock on December 4, 2003. The conversion price is subject to adjustment for stock splits, dividends, distributions, reclassifications and similar events. The conversion price may be below the trading market price at the time of the conversion. The final closing on the NASDAQ National Market of the Company’s common stock on December 4, 2001 was $2.90 per share. The company has valued the warrants and the beneficial conversion feature reflecting the Dec 4, 2001 commitment date and the most beneficial per share discount available to the preferred shareholders. As the preferred shares contain a stated redemption, such value of $3,185,000, including issuance costs of $272,485, is recorded as a discount to the preferred shares. The preferred shares will be accreted to its mandatory redemption amount and the accretion will result in a deemed dividend. The deemed dividend has been reflected as an adjustment to net loss applicable to common stockholders. On December 7, 2001, Riverview converted 1,000 shares of its 3% cumulative convertible preferred stock for 500,125 shares of the Company’s common stock. The holders of the preferred stock have liquidation rights equal to their original investment plus accrued but unpaid dividends. Dividends due on the shares of the preferred stock outstanding on a Dividend Payment Date (June 30 and December 31) may be paid in the Company’s common stock if the Company so elects by such date. The Company elected to pay the June 30, 2002 and the December 31, 2002 dividends in stock valued at approximately $60,000 and $69,000 respectively. Accordingly, 38,313 and 59,656 shares of common stock respectively were issued on July 3, 2002 and December 23, 2002.

NOTE 6. SUBSEQUENT EVENTS

3% Cumulative Convertible Redeemable Preferred Stock

     On April 9, 2003, StemCells, Inc., agreed with Riverview, which held $4 million in 3% Convertible redeemable preferred stock in the Company, to reduce the conversion price to $.80 per share for a period of 20 trading days. Riverview agreed that it would immediately convert half of its holding, 2,000 shares with a face value of $2 million, at the reduced price. Riverview received 2,521,042 shares of common stock upon conversion, including accrued and unpaid dividends. This transaction relieves the Company of the obligation to redeem the converted shares for cash at their face value on December 4, 2003. As a result of the change in the conversion price, the Company will record a deemed dividend to preferred shareholders of approximately $1,000,000 in the second quarter of 2003.

Private Placement of Common Stock

     On May 7, 2003, StemCells, Inc., entered into a stock purchase agreement with Riverview, under which it agreed to purchase 4 million shares of the Company’s common stock for $6.5 million, or $1.625 per share. On the date of the agreement, the price was above the trading price of the Company’s common stock, which closed at $1.43 per share on that date. The closing date of the agreement is the date on which the normal closing conditions are all satisfied, including the review by NASDAQ, which requires the opportunity to inspect agreements under which 10% or more of the number of shares outstanding prior to such agreements may be issued. StemCells also agreed to issue a 2-year warrant to Riverview to purchase 1,898,000 shares of common stock at $1.50 per share. The exercise price is subject to adjustment for stock splits, dividends, distributions, reclassifications and similar events. The exercise price may be below the trading market price at the time of the exercise. In the event that certain conditions are met, including the closing sale price of the Common Stock remaining at or above $2.50 per share for 10 consecutive trading days, the Company may require Riverview to exercise or relinquish any remaining warrant shares. StemCells agreed to register the resale of the purchased shares and the shares to be issued on exercise of the warrants.

Equity Line

     In May, 2001 we entered into an equity line enabling us to draw up to $30,000,000 subject to various restrictions, and we did draw down $4,000,000 in July of 2001, $118,000 in December of 2002, $66,000 in January of 2003, and $375,000 in May of 2003, before applicable fees.

ITEM 2. -MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the our financial condition and the results of our operations for the three-month period ended March 31, 2003 and 2002 should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related footnotes thereto.

     This report includes forward-looking statements. You can identify these statements by forward-looking words such as “may,” “could,” “will,” “possibly,” “expect,” “anticipate,” “project,” “promising,” “believe,” “estimate,” “continue” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition, or state other “forward-looking” information. These forward-looking statements include, for example, all statements as to expectation or belief and statements as to our future results of operations, the progress of our research, product development and clinical programs, the need for, and timing of, additional capital and capital expenditures, partnering prospects, costs of manufacture of products, the protect of and the need for additional intellectual property rights, effects of regulations, the need for additional facilities and potential market opportunities. We believe that it is important to communicate our future expectations to our investors. However, there will be events in the future that we have not been able to accurately predict or control and that may cause our actual results to differ materially from those discussed. For example, failure to obtain a corporate partner or partners to support the development of our stem cell programs, inability to sell, assign or sublease our interest in our facilities related to our encapsulated cell technology program, risks of delays in, or adverse results from, our research, development and clinical testing programs, obsolescence of our technology, lack of available funding, contaminations at our facilities, changes in the pharmaceutical or biotechnology industries, competition from third parties, intellectual property rights of third parties, failure of our collaborators to perform, regulatory constraints, litigation, changes in government regulations or general economic or market conditions and other risks could all have significant effects on our results. These factors should be considered carefully and readers should not place undue reliance on our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of the events described in the “Cautionary Factors Relevant to Forward Looking Information” and “Business” sections included in our Form 10-K report as of December 31, 2002 could harm our business, operating results and financial condition. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements and risk factors contained or referred to herein.

     Overview

     Since our inception in 1988, we have been primarily engaged in research and development of human therapeutic products. As a result of the acquisition of StemCells California Inc. in 1997 and restructuring in the second half of 1999, our sole focus is now on our stem cell technology.

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

     In 2001, we entered into two significant financing agreements: In May, 2001 we entered into an equity line enabling us to draw up to $30,000,000 subject to various restrictions, and we did draw down $4,000,000 in July of 2001, $118,000 in December of 2002, $66,000 in January of 2003, and $375,000 in May of 2003, before applicable fees. The terms of the equity line restrict the amount of any draw down by a formula that depends in part on the trading volume of our stock over a certain period of time. In December of 2001, we issued 3% convertible preferred stock for $5,000,000 to Riverview Group, L.L.C., (Riverview). Riverview converted 1,000 shares in December

2001, and, in April 2003, at a reduced price agreed to between us and Riverview, converted half of its remaining holding, 2,000 shares with a face value of $2 million. This transaction will relieve us of the obligation to redeem the converted shares for cash at their face value on December 4, 2003. On May 7, 2003, we entered a Stock Purchase Agreement with Riverview under which it agreed to purchase 4,000,000 shares of our common stock at $1.625 per share, for a total of $6.5 million. (See “Liquidity and Capital Resources” below for further detail on each of these transactions.)

     In September 2002, after reviewing our operating cost structure, we initiated a cost reduction program that curtails expenditures on our discovery research activities in favor of channeling resources into accelerating preclinical development of our propriety cells for the treatment of neural and liver disease. The program was implemented in the last quarter of 2002. A major component of the program was the negotiation of a substantial reduction in operating lease rent. The program also included a twenty-five percent reduction of staff and expenses. These measures are reflected in the estimates given in the first paragraph of this Overview.

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

SCIENTIFIC UPDATE

     In the five weeks preceding this report, the results of preclinical studies using our human central nervous system stem cells (hCNS-SCs) in animal models of Batten Disease and Spinal Cord Injury were presented at scientific meetings. In each case, the results established proof of principle as to the potential for use of the hCNS-SCs. The spinal cord injury study was conducted by Dr. Aileen J. Anderson and Dr. Brian J. Cummings, of the Reeve-Irvine Center at the University of California, Irvine. Injured mice transplanted with hCNS-SC showed improved motor function in quantitative tests designed to measure functional recovery from complete hind limb paralysis to normal walking, in comparison with controls. A direct link has also been made between the amount of functional recovery and the level of human cell engraftment. Additionally, the hCNS-SC does not contribute to scarring due to glial cell proliferation, which normally inhibits neuronal cell growth and recovery. Batten disease, a set of several closely related genetic disorders, is caused by deficiency of an enzyme required for normal cell metabolism. This deficiency results in storage of toxic waste materials and the death of certain neurons. Batten Disease primarily affects infants and young children, and is fatal. In studies done at the Stanford University laboratory of Dr. William Mobley and at our own laboratories, transplantation of the hCNS-SCs into mice designed to model Batten Disease resulted in widespread engraftment, persistent production of the enzyme that is deficient in this disease, reduction in the toxic waste material and preliminary indications of improved neuronal survival. More work is certainly needed, but although these small studies in mouse models cannot be taken to assure the success of our cells in humans, we are very pleased with both of them. The results encourage us in our hope that our cells will realize their potential to treat, and even cure, these and other disorders of the central nervous system.

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

STOCK-BASED COMPENSATION

     As permitted by the provisions of Statement of Financial Accounting Standards (“FAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” and Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the Company’s employee stock option plan is accounted for under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” The Company grants qualified stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. In accordance with APB 25, the Company recognizes no compensation expense for qualified stock option grants. The Company also issues non-qualified stock options for a fixed number of shares to employees with an exercise price less than the fair market value of the shares at the date of grant. When such options vest, the Company recognizes the difference between the exercise price and fair market value as compensation expense in accordance with APB 25. Note 11 of the Notes to the Consolidated Financial Statements, included in our Annual Report on Form 10K, describes our equity compensation plans, and Note 1 of the Notes to the Condensed Consolidated Financial Statements contains a summary of the pro forma effects to reported net (loss) and (loss) per share for the three months ended March 31, 2003 and 2002 as if we had elected to recognize compensation cost based on the fair value of the options granted at grant date, as prescribed by FAS No. 123.

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

Results of Operations

Three months ended March 31, 2003 and 2002

     For the three months ended March 31, 2003, revenue from grants and licensing agreements totaled approximately $59,000, which includes $56,000 that is a part of the grant awarded by the National Institute of Diabetes & Digestive & Kidney Disorders of the National Institutes of Health, and $3,000 in licensing revenue. For the three months ended March 31, 2002, revenue from grants totaled approximately $111,000, which includes $55,000 that is a part of the grant awarded by the National Institutes of Health’s Small Business Innovation Research (SBIR) office, now concluded, and $56,000 that is a part of the grant awarded by the National Institute of Diabetes & Digestive & Kidney Disorders of the National Institutes of Health.

     Research and development expenses totaled $1,340,000 for the three months ended March 31, 2003, compared with $1,537,000 for the same period in 2002. The decrease of $197,000 or approximately 13% from 2002 to 2003 was primarily attributable to the effect of a reduction in rent expense allocated to research and development in 2002 as a result of an amendment to the lease on our current facilities in California. On December 19, 2002 the Company negotiated an amendment to the lease, which resulted in reducing the average rent per year over the term of the lease from approximately $3.15 million to $2.1 million. The decrease was also partly attributable to the effect of a cost reduction program initiated in September 2002. The initiative, which included a reduction in our workforce, is expected to reduce our annualized expenses by approximately 25%. At March 31, 2003 we had twenty full-time employees working in research and development and laboratory support services as compared to twenty-six at March 31, 2002.

     General and administrative expenses were $1,069,000 for the three months ended March 31, 2003, compared with $1,339,000 for the same period in 2002. The decrease of $270,000 or 20%, from 2002 to 2003 was primarily attributable to the effect of the cost reduction program initiated in September 2002. The initiative, which includes included a reduction in our workforce, is expected to reduce our annualized expenses by approximately 25%. The decrease was also partly attributable to a reduction in rent expense allocated to general and administrative as a result of an amendment to the lease on our current facilities in California. Included in general and administrative expenses are operating expenses net of subtenant income related to maintaining our facilities in Rhode Island. Even though it is our intent to dispose of these facilities at the earliest possible time, we cannot determine with certainty a fixed date by which such disposal will occur.

     Interest income for the three months ended March 31, 2003 and 2002 was $2,000 and $18,000 respectively. The decrease in interest income in 2003 was attributable to lower average investment balance. Interest expense for the three months ended March 31, 2003 and 2002 was $54,000 and $59,000 respectively. The decrease in interest expense in 2003 was attributable to lower outstanding debt and capital lease balances in 2003 compared to 2002.

     For the three months ended March 31, 2003, we recorded a deemed dividend of $320,000 related to the 3% Cumulative Convertible Preferred Stock which includes the accretion of common stock warrants, the beneficial conversion feature and the related issuance costs.

Liquidity and Capital Resources

     Since our inception, we have financed our operations through the sale of common and preferred stock, the issuance of long-term debt and capitalized lease obligations, revenues from collaborative agreements, research grants and interest income.

     We had cash and cash equivalents totaling $1,549,000 at March 31, 2003. Cash equivalents are invested in US Treasuries with maturities of less than 90 days. We used $2,611,000 and $2,956,000 of cash for the three months ended March 31, 2003 and 2002 respectively, in our operating activities. The decrease in cash used in 2003 in comparison to the same period in 2002 was a result of the effect of a cost reduction program initiated in September 2002.

     On May 10, 2001, we entered into a common stock purchase agreement with Sativum Investments Limited for the potential future issuance and sale of up to $30,000,000 of our common stock, subject to restrictions and other obligations. We, at our sole discretion, may draw down on this facility, sometimes termed an equity line, from time to time, and Sativum is obligated to purchase shares of our common stock at a 6% discount to a volume weighted average market price over the 20 trading days following the draw-down notice. We are limited with respect to how often we can exercise a draw down and the amount of each draw down. The restrictions include functions of the trading volume and average price of the shares during periods prior to the draw down. As a result of these and other restrictions, this facility cannot be used to provide significant funding for the Company unless and until the underlying market conditions for our stock improve. We drew down $4,000,000, $118,000 and $66,000 before applicable fees in 2001, 2002 and the three-month period ended March 31, 2003 respectively. In May 2003, we drew down $375,000 before applicable fees.

     On December 4, 2001, we issued 5,000 shares of 3% Cumulative Convertible Preferred Stock to Riverview Group, L.L.C., a wholly owned subsidiary of Millennium Partners. We received total proceeds of $4,727,515 net of applicable fees and other associated costs. This preferred stock is convertible into shares of our common stock at a current conversion price of $2.00 per share of common stock. There is a mandatory redemption provision in the preferred stock under which any preferred stock remaining on December 4, 2003, is redeemed on that date. The conversion price may be below the trading market price of the stock at the time of conversion. On April 9, 2003, we agreed with Riverview Group, L.L.C., to reduce the conversion price to $.80 per share for 20 Trading Days. Riverview agreed that it would immediately convert half of its holding, 2,000 shares with a face value of $2 million, at the reduced price. Riverview received 2,521,042 shares of common stock upon conversion, including accrued and unpaid dividends. This transaction relieves us of the obligation to redeem the converted shares for cash at their face value on December 4, 2003.

     On May 7, 2003, StemCells, Inc., entered into a stock purchase agreement with Riverview, under which it agreed to purchase 4 million shares of the Company’s common stock for $6.5 million, or $1.625 per share. On the date of the agreement, the price was above the trading price of the Company’s common stock, which closed at $1.43 per share on that date. The closing date of the agreement is the date on which the last of certain conditions is satisfied, including the approval of NASDAQ, which requires that agreements be presented for its review if 10% or more of the number of shares outstanding prior to such agreements may be issued. The closing date of the agreement is the date on which the normal closing conditions are all satisfied, including the review by NASDAQ, which requires the opportunity to inspect agreements under which 10% or more of the number of shares outstanding prior to such agreements may be issued. StemCells also agreed to issue a 2-year warrant to Riverview to purchase 1,898,000 shares of common stock at $1.50 per share. The exercise price is subject to adjustment for stock splits, dividends, distributions, reclassifications and similar events. The exercise price may be below the trading market price at the time of the exercise. In the event that certain conditions are met, including the closing sale price of the Common Stock remaining at or above $2.50 per share for 10 consecutive trading days, the Company may require Riverview to exercise or relinquish any remaining warrant shares. StemCells agreed to register the resale of the purchased shares and the shares to be issued on exercise of the warrants. As a result of this transaction, we expect our capital resources to be sufficient to fund our operations into 2004.

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

     The following table summarizes our future contractual cash obligations (excluding interest and sub-lease income and $2.0 million convertible preferred stock which was converted in April 2003):

	Total	2003	2004	2005	2006	2007	2008 and beyond

Capital lease payments	$3,477,010	$327,134	$425,713	$412,587	$401,289	$330,643	$1,579,644
Operating lease payments	16,766,045	2,166,597	2,947,335	3,007,630	1,115,186	937,500	6,591,797
Mandatorily redeemable, 3% cumulative convertible preferred stock	2,000,000	2,000,000

Total contractual cash obligations	$22,243,055	$4,493,731	$3,373,048	$3,420,217	$1,516,475	$1,268,143	$8,171,441

     We have incurred significant operating losses and negative cash flows since inception. We have not achieved profitability and may not be able to realize sufficient revenues to achieve or sustain profitability in the future. Although we have taken actions to reduce our expense rates over the last several quarters, we do not expect to be profitable in the next several years, but rather expect to incur additional operating losses. We have very limited liquidity and capital resources and must quickly obtain significant additional capital resources in order to sustain our product development efforts, for acquisition of technologies and intellectual property rights, for preclinical and clinical testing of our anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities, for general and administrative expenses and other working capital requirements. We rely on cash balances and proceeds from equity and debt offerings, proceeds from the transfer or sale of our intellectual property rights, equipment, facilities or investments, and government grants and funding from collaborative arrangements, if obtainable, to fund our operations. Unless we obtain additional capital to sustain us on a longer-term basis, these conditions may raise doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

     We intend to pursue opportunities to obtain additional financing in the future through equity and debt financings, grants and collaborative research arrangements. The source, timing and availability of any future financing will depend principally upon market conditions, interest rates and, more specifically, on our progress in our exploratory, preclinical and future clinical development programs. Funding may not be available when needed — at all, or on terms acceptable to us. As a result of a subsequent financing agreement in May 2003, we now expect our capital resources to be sufficient to fund our operations into 2004. Lack of necessary funds may require us to delay, scale back or eliminate some or all of our research and product development programs and/or our capital expenditures or to license our potential products or technologies to third parties.

     With the exception of operating leases for facilities, we have not entered into any off balance sheet financial arrangements and have not established any special purpose entities. We have not guaranteed any debts or commitments of other entities or entered into any options on non-financial assets.

Nasdaq Listing Issues

     The Nasdaq Stock Market, Inc. (Nasdaq) may delist our common stock from The Nasdaq SmallCap Market (the SmallCap Market) if we fail to meet their continued listing requirements. The delisting of our common stock from the SmallCap Market (should we fail to meet its continued listing requirements) could adversely affect the market price and market liquidity of our common stock. If we were delisted from the SmallCap Market, trading, if any, of our common stock would thereafter have to be conducted in the over-the-counter market on the “pink sheets” or, if available, the NASD’s “Electronic Bulletin Board.” In such an event, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock, which could further severely limit the market liquidity of our common stock and the ability of investors to trade our common stock.

     At March 31, 2003 our stockholders’ equity was $1,208,611 which is not in compliance with the minimum stockholders’ equity requirement of $2,500,000 for continued listing on the SmallCap Market. As a result of the agreement on April 9, 2003 with Riverview Group, L.L.C., to convert 2,000 shares of its 3% convertible preferred shares with a face value of $2,000,000 into 2,521,042 shares of common stock and the $6.5 million private placement of common stock (see “Subsequent Events” above) we expect to regain compliance with the minimum stockholders’ equity requirement for continued listing on the SmallCap Market. However, it would be the decision of Nasdaq’s Listing Qualifications Panel whether we have regained compliance with the minimum stockholders’ equity requirement for continued listing on the SmallCap Market. In addition, on April 22, 2003 we were notified by Nasdaq that our stock had closed below the minimum bid price of $1.00 for 30 consecutive trading days. In accordance with Nasdaq rules, we have been granted an additional 180 calendar days, or until October 20, 2003, to regain compliance. This will occur if the closing bid price of our common stock is $1.00 or more per share for a minimum of 10 consecutive trading days. On May 2, 2003 our closing bid price was above the $1.00 required minimum. If our common stock remains above the minimum through May 15, 2003, we will regain compliance on that date. If we do not, however, and if compliance with this rule cannot be demonstrated by October 20, 2003, Nasdaq will determine whether we meet the initial listing criteria for the SmallCap Market which includes (i) stockholders’ equity of $5 million (ii) market value (market capitalization) of listed securities of $50 million or (iii) net income from continuing operations of $750,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. If we meet the initial listing criteria, Nasdaq will grant us an additional 180 calendar days to demonstrate compliance. If we are not in compliance within the second 180 day compliance period, we may be afforded an additional 90 day compliance period or we may receive written notification from Nasdaq that our securities will be delisted. At that time, we may appeal Nasdaq’s determination to delist our securities to Nasdaq’s Listing Qualifications Panel; the decision on appeal is final.

     If we are delisted from, or trading in our stock is suspended on, the SmallCap Market or other exchange or principal market for our Common Stock, under certain circumstances we would then be in breach of certain registration rights agreements that we entered into with certain investors and may be required to pay liquidated or other damages to those investors. Under these circumstances, we also would not be able to draw down on our equity line of credit.

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

PART II – ITEM 1

LEGAL PROCEEDINGS

     None.

PART II – ITEM 2

CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

PART II – ITEM 4

     None

PART II – ITEM 5

     None

OTHER INFORMATION

PART II – ITEM 6

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

STEMCELLS, INC.

(name of Registrant)

May 14, 2003	/s/ George Koshy

Controller and Acting Chief Financial Officer (Duly authorized officer, principal financial officer and principal accounting officer)

Certification under Section 302 of the Sarbanes-Oxley Act

I, Martin McGlynn, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of StemCells, Inc.;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 14, 2003
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

Date: May 14, 2003
/s/ George Koshy

George Koshy
Controller and Acting Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 99.1	Certification of Martin McGlynn Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2	Certification of George Koshy Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002