Form 10-Q
period 2003-06-30
STEMCELLS INC
filed 2003-08-04
CIK 883975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2003	Commission File Number: 0-19871

STEMCELLS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	94-3078125

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	identification No)

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

Yes   ☒    No   ☐

Indicate by check mark whether the registrant is an accelerated filer as defined in Exchange Act Rule 12b-2.

Yes  ☐    No   ☒

At July 28, 2003, there were 33,823,730 shares of Common Stock, $.01 par value, issued and outstanding.

STEMCELLS, INC.

PART I - ITEM 1 - FINANCIAL STATEMENTS

STEMCELLS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002

	(unaudited)	(a)

Assets
Current assets:
Cash and cash equivalents	$6,534,355	$4,236,367
Receivables	121,527	64,892
Other current assets	173,612	209,389

Total current assets	6,829,494	4,510,648
Property, plant and equipment, net	3,974,446	4,337,711
Other assets, net	2,832,681	2,480,463

Total assets	$13,636,621	$11,328,822

Liabilities, redeemable convertible preferred stock, and stockholders’ equity
Current liabilities:
Accounts payable	$497,147	$341,995
Accrued expenses	700,412	427,916
Current maturities of capital lease obligations	234,166	229,166

Total current liabilities	1,431,725	999,077
Capital lease obligations, less current maturities	1,969,167	2,086,667
Deposits	314,896	393,240
Deferred rent	1,375,452	1,402,581

Total liabilities	5,091,240	4,881,565
Redeemable convertible preferred stock, $0.01 par value; 1,000,000 shares authorized issuable in series:
3% Cumulative convertible preferred stock, 5,000 shares issued and 2,000 and 4,000 shares outstanding at June 30, 2003 and December 31, 2002 respectively (aggregate liquidation preference of $2,000,00 and $4,000,000 at June 30, 2003 and December 31, 2002 respectively)	1,659,813	2,659,686
Stockholders’ equity:
Common stock, $.01 par value; 75,000,000 shares authorized; 33,804,288 and 26,860,078 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	338,043	268,601
Additional paid in capital	157,430,228	149,238,207
Accumulated deficit	(149,830,447)	(144,661,464)
Deferred compensation	(1,052,256)	(1,057,773)

Total stockholders’ equity	6,885,568	3,787,571

Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$13,636,621	$11,328,822

(a)  Derived from the Company’s audited financial statements as of December 31, 2002

See accompanying notes to condensed consolidated financial statements.

PART I - ITEM 1 - FINANCIAL STATEMENTS

STEMCELLS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2003	2002	2003	2002

Revenue:
Revenue from grants	$56,250	$88,250	$112,500	$199,549
Revenue from licensing agreements	4,047	37,079	6,750	37,079

Total revenue	60,297	125,329	119,250	236,628
Operating expenses:
Research and development	1,740,102	2,114,514	3,079,896	3,651,510
General and administrative	1,002,631	1,051,540	2,071,633	2,390,912

Total operating expenses	2,742,733	3,166,054	5,151,529	6,042,422

Loss from operations	(2,682,436)	(3,040,725)	(5,032,279)	(5,805,794)
Other income (expense):
Interest income	9,103	42,450	11,211	59,971
Interest expense	(53,724)	(59,654)	(107,303)	(118,279)
Other income (expense)	14,397	—	6,219	(3,952)

Total other income (expense)	(30,224)	(17,204)	(89,873)	(62,260)

Net loss	(2,712,660)	(3,057,929)	(5,122,152)	(5,868,054)
Dividend to preferred stockholders	46,833	164,825	46,833	164,825
Deemed dividend	1,168,301	320,001	1,488,302	640,002

Net loss applicable to common stockholders	($3,927,794)	($3,542,755)	(6,657,287)	($6,672,881)

Net loss per share applicable to common stockholders; basic and diluted	($0.13)	($0.15)	($0.23)	($0.27)
Weighted average shares	31,157,909	24,354,705	29,062,107	24,288,198

See accompanying notes to condensed consolidated financial statements.

PART I - ITEM 1 - FINANCIAL STATEMENTS

STEMCELLS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net loss	($5,122,152)	($5,868,054)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	504,402	194,721
Amortization (recovery) of deferred compensation	186,413	(359,729)
Compensation expense relating to the grant of stock options	216,012	89,434
Net changes in operating assets and liabilities	(99,445)	336,312

Net cash used in operating activities	(4,314,770)	(5,607,316)

Cash flows from investing activities:
Purchase of property, plant and equipment	(92,591)	(110,902)

Net cash used in investing activities	(92,591)	(110,902)

Cash flows from financing activities:
Proceeds from the exercise of stock options	1,578	107
Proceeds from issuance of common stock, net	6,816,271	(29,355)
Principal payments under capitalized lease obligations	(112,500)	(167,500)

Net cash provided by (used in) financing activities	6,705,349	(196,748)

Increase (decrease) in cash and cash equivalents	2,297,988	(5,914,966)
Cash and cash equivalents, beginning of period	4,236,367	13,697,195

Cash and cash equivalents, end of period	$6,534,355	$7,782,229

Supplemental disclosure of cash flow information:
Interest paid	$107,303	$118,279

See accompanying notes to condensed consolidated financial statements.

PART I - ITEM 1. - FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2003 and 2002

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

          The accompanying unaudited, condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2003.

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

          The Company has incurred significant operating losses and negative cash flows since inception. It has not achieved profitability and may not be able to realize sufficient revenues to achieve or sustain profitability in the future. The Company has very limited liquidity and capital resources and must quickly obtain significant additional capital resources in order to sustain its product development efforts, acquisition of technologies and intellectual property rights, preclinical and clinical testing of anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities, general and administrative expenses and other working capital requirements. The Company relies on cash balances and proceeds from equity and debt offerings, proceeds from the transfer or sale of intellectual property rights, equipment, facilities or investments, and government grants and funding from collaborative arrangements, if obtainable, to fund its operations. Unless the Company obtains additional capital to sustain its operations on a longer-term basis, these conditions may raise doubt about its ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Reclassifications

          Certain amounts reported in previous years have been reclassified to conform to the 2003 presentation.

Net Loss Per Share

          The Company has computed net loss per common share according to the Financial Accounting Standards Board Statement No. 128, “Earnings Per Share,” which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities, and is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the impact of potentially dilutive securities and is computed using the weighted average of common and diluted equivalent stock options, warrants and convertible securities outstanding during the period. Stock options, warrants and convertible securities that are antidilutive are excluded from the calculation of diluted loss per common share.

	Six months ended
	June 30,

	2003	2002

Net loss applicable to common stockholders	$(6,657,287)	$(6,672,881)
Weighted average shares used in computing net loss per share, basic and diluted.	29,062,107	24,288,198
Net loss per share applicable to common stockholders, basic and diluted.	$(0.23)	$(0.27)

The Company has excluded outstanding stock options, warrants and convertible securities from the calculation of diluted loss per common share because all such securities are anti-dilutive for all applicable periods presented. These outstanding securities consist of the following potential common shares:

	Six months ended
	June 30,

	2003	2002

Convertible preferred stock	1,000,000	2,000,000
Outstanding options	4,604,578	3,768,522
Outstanding warrants	3,180,238	1,058,101

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

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Net loss applicable to common stockholders – as reported	$(3,927,794)	$(3,542,755)	$(6,657,287)	$(6,672,881)
Add: Stock-based employee/director compensation expense included in reported net loss	63,250	32,750	130,500	50,687
Deduct: Total stock-based employee/director compensation expense under the fair value based method for all awards	(212,110)	(246,139)	(457,318)	(956,320)
Net loss applicable to common stockholders – proforma	$(4,076,654)	$(3,756,144)	$(6,984,105)	$(7,578,514)
Basic and diluted net loss per share applicable to common stockholders as reported	$(0.13)	$(0.15)	$(0.23)	$(0.27)
Basic and diluted net loss per share applicable to common stockholders – pro forma	$(0.13)	$(0.15)	$(0.24)	$(0.31)
Shares used in basic and diluted loss per share amounts	31,157,909	24,354,705	29,062,107	24,288,198

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

Revenue Recognition

          Revenues from collaborative agreements and grants are recognized as earned upon either the incurring of reimbursable expenses directly related to the particular research plan or the completion of certain development milestones as defined within the terms of the collaborative agreement. Payments received in advance of research performed are designated as deferred revenue. Fees associated with substantive at risk, performance based milestones are recognized as revenue upon their completion, as defined in the respective agreements. Incidental assignment of technology rights is recognized as revenue at the time of receipt.

NOTE 2. LEASES

          The Company had undertaken direct financing transactions with the State of Rhode Island and received proceeds from the issuance of industrial revenue bonds totaling $5,000,000 to finance the construction of its pilot manufacturing facility. The related leases are structured such that lease payments will fully fund all semiannual interest payments and annual principal payments through maturity in August 2014. Interest rates vary with the respective bonds’ maturities, ranging from 5.1% to 9.5%. The outstanding principal at June 30, 2003 was approximately $2,203,000. The bonds contain certain restrictive covenants, which limit among other things, the payment of cash dividends and the sale of the related assets.

          The Company entered into a fifteen-year lease for a laboratory facility in connection with a sale and leaseback arrangement in 1997. The lease has escalating rent payments and accordingly, the Company is recognizing rent expense on a straight-line basis. At June 30, 2003, the Company had $1,175,452 in deferred rent expense for this facility.

          Although the Company previously discontinued activities relating to encapsulated cell technology, the Company remains obligated under the leases for the pilot manufacturing facility and the laboratory facility. The Company has succeeded in subleasing portions (but not all) of the pilot manufacturing facility and the laboratory facility. In the case of each lease, the current sublease rental income received by the Company is significantly less than the Company’s obligations under the lease, and the Company’s continued receipt of rental income is dependent on the financial ability of the occupants (all of whom are early stage biomedical companies) to comply with their obligations under the subleases. As part of one of the subleasing agreements for the laboratory facility, the Company was required to provide the landlord with two letters of credit: one for $106,560, which expired on March 31, 2003, and the other for $159,000 which will automatically decrease to $106,053 on March 15, 2005 and $52,947 on March 15, 2006, with a final expiration date of March 31, 2007. The Company continues to seek to sublet the vacant portions of the Rhode Island facilities, to assign or sell its interests in all of these properties, or to otherwise arrange for the termination of its obligations under the lease obligations on these facilities. There can be no assurance, however, that the Company will be able to dispose of these properties in a reasonable time, if at all, or to terminate its lease obligations without the payment of substantial consideration.

          As of February 1, 2001, the Company entered into a 5-year lease for a 40,000 square foot facility located in the Stanford Research Park in Palo Alto, CA. The facility includes space for animals, laboratories, offices, and a GMP (Good Manufacturing Practices) suite. GMP facilities can be used to manufacture materials for clinical trials. On December 19, 2002 the Company negotiated an amendment to the lease, which resulted in reducing the average rent per year over the term of the lease from approximately $3.15 million to $2.1 million. As part of the amendment the Company issued a letter of credit on January 2, 2003 for $503,079, which was an addition to the letter of credit in the amount of $275,000 issued at commencement of the lease, to serve as a deposit for the duration of the lease. As the lease involved an upfront payment as well as escalating rent payments, the Company is recognizing rent expense on a straight-line basis. In 2001 and 2002, the Company entered into space-sharing agreements currently covering in total approximately 15,000 square feet of the 40,000 square foot facility. The Company expects to receive the amount of base rent plus the proportionate share of the operating expenses that it pays for such space over the term of these agreements.

NOTE 3. GRANTS

          On September 30, 2001, the Company was awarded a four-year, $225,000 per year grant from the National Institute of Diabetes & Digestive & Kidney Disorders of the National Institutes of Health for the Company’s liver stem cell program which focuses on identifying liver stem and progenitor cells for the treatment of liver diseases. The grant is subject to the availability of funds and satisfactory progress of the project. For this award, the Company has recognized $56,250 in 2001, $225,000 for 2002 and $112,500 for the six-month period ended June 30, 2003.

NOTE 4. STOCKHOLDERS’ EQUITY

Sale of Securities

          On May 10, 2001, the Company entered into a common stock purchase agreement with Sativum Investments Limited for the potential future issuance and sale of up to $30,000,000 of the Company’s common stock, subject to restrictions and other obligations. The Company, at its sole discretion, may draw down on this facility, from time to time, and Sativum is obligated to purchase shares of the Company’s common stock at a 6% discount to a volume weighted average market price over the 20 trading days following the draw-down notice. There is neither a requirement that the Company draw on the facility nor a penalty for not doing so. The equity line agreement expires in December 2003. The Company’s volume weighted average market price is calculated by adding the total dollars traded in every transaction in a given trading day and dividing that number by the total number of shares traded during that trading day. The Company is limited with respect to how often it can exercise a draw down and the amount of each draw down. We did draw down $4,000,000 in July of 2001, $118,000 in December of 2002, $66,000 in January of 2003, and $375,000 in May of 2003, before applicable fees.

          On May 7, 2003, the Company entered into a stock purchase agreement with The Riverview Group, LLC, (Riverview), a wholly owned subsidiary of Millennium Partners, under which it agreed to purchase 4 million shares of the Company’s common stock for $6.5 million, or $1.625 per share. On the date of the agreement, the price was above the trading price of the Company’s common stock, which closed at $1.43 per share on that date. The Company also agreed to issue a 2-year warrant to Riverview to purchase 1,898,000 shares of common stock at $1.50 per share. The exercise price is subject to adjustment for stock splits, dividends, distributions, reclassifications and similar events. On May 15, the Company issued the purchased shares and the warrant, and registered the resale of the purchased shares and the shares underlying the warrant. The exercise price may be below the trading market price at the time of the exercise. In the event that certain conditions are met, including the closing sale price of the Common Stock remaining at or above $2.50 per share for 10 consecutive trading days, the Company may require Riverview to exercise or relinquish any remaining warrant shares.

3% Cumulative Convertible Preferred Stock

          On December 4, 2001, the Company issued 5,000 shares of 3% cumulative convertible preferred stock to Riverview plus a 5-year warrant to purchase 350,877 shares of common stock at $3.42 per share. The Company received net proceeds of $4,727,515. This preferred stock is convertible into shares of the Company’s common stock at an initial conversion price of $2.00 per share at the option of Riverview. A mandatory redemption feature requires the Company to redeem unconverted preferred stock on December 4, 2003; 2,000 shares of the preferred stock, with a redemption value of $2,000,000, remain outstanding as of June 30, 2003.

          The conversion price is subject to adjustment for stock splits, dividends, distributions, reclassifications and similar events. The conversion price may be below the trading market price at the time of the conversion. The final closing price of the Company’s common stock on the NASDAQ National Market on December 4, 2001 was $2.90 per share. The Company has valued the warrants and the beneficial conversion feature reflecting the December 4, 2001 commitment date and the most beneficial per share discount available to the preferred shareholders. That value, including issuance costs of $272,485, is $3,185,000. Because the value is less than the stated redemption, it is recorded as a discount to the preferred shares. The preferred shares will be accreted to their mandatory redemption amount and the accretion will result in a deemed dividend. The deemed dividend has been reflected as an adjustment to net loss applicable to common stockholders. On December 7, 2001, Riverview converted 1,000 shares of its 3% cumulative convertible preferred stock into 500,125 shares of the Company’s common stock. On April 9, 2003, the Company agreed with Riverview to reduce the conversion price to $0.80 per share for a period of 20 trading days. Riverview agreed that it would immediately convert half of its remaining holding, 2,000 shares with a face value of $2 million, at the reduced price. Riverview received 2,521,042 shares of common stock upon conversion, including accrued and unpaid dividends. This transaction relieves the Company of the obligation to redeem the converted shares for cash at their face value on December 4, 2003. The other 2,000 shares remain outstanding. As a result of the change in the conversion price, the Company recorded a deemed dividend to preferred shareholders of approximately $1,000,000 in the second quarter of 2003.

          The holders of the preferred stock have liquidation rights equal to their original investment plus accrued but unpaid dividends. Dividends due on the shares of the preferred stock outstanding on a Dividend Payment Date (June 30 and December 31) may be paid in the Company’s common stock if the Company so elects by such date. The Company elected to pay the June 30, 2002, the December 31, 2002 and the June 30, 2003 dividends in stock valued at approximately $60,000, $69,000 and $30,000 respectively. Accordingly, 38,313, 59,656 and 17,935 shares of common stock respectively were issued on July 3, 2002, December 23, 2002 and June 30, 2003.

ITEM 2. -MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion of our financial condition and the results of our operations for the three and six-month period ended June 30, 2003 and 2002 should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related footnotes thereto.

          This report includes forward-looking statements. You can identify these statements by forward-looking words such as “may,” “could,” “will,” “possibly,” “expect,” “anticipate,” “project,” “promising,” “believe,” “estimate,” “continue” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition, or state other “forward-looking” information. These forward-looking statements include, for example, all statements as to expectation or belief and statements as to our future results of operations, the progress of our research, product development and clinical programs, the need for, and timing of, additional capital and capital expenditures, partnering prospects, costs of manufacture of products, the protect of and the need for additional intellectual property rights, effects of regulations, the need for additional facilities and potential market opportunities. We believe that it is important to communicate our future expectations to our investors. However, there will be events in the future that we have not been able to accurately predict or control and that may cause our actual results to differ materially from those discussed. For example, failure to obtain a corporate partner or partners to support the development of our stem cell programs, inability to sell, assign or sublease our interest in our facilities related to our encapsulated cell technology program, risks of delays in, or adverse results from, our research, development and clinical testing programs, obsolescence of our technology, lack of available funding, contaminations at our facilities, changes in the pharmaceutical or biotechnology industries, competition from third parties, intellectual property rights of third parties, failure of our collaborators to perform, regulatory constraints, litigation, changes in government regulations or general economic or market conditions and other risks could all have significant effects on our results. These factors should be considered carefully and readers should not place undue reliance on our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of the events described in the “Cautionary Factors Relevant to Forward Looking Information” and “Business” sections included in our Form 10-K report as of December 31, 2002 could harm our business, operating results and financial condition. All forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements and risk factors contained or referred to herein.

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

          In 2001, we entered into two significant financing agreements: In May, 2001 we entered into an equity line enabling us to draw up to $30,000,000 subject to various restrictions, and we did draw down $4,000,000 in July of 2001, $118,000 in December of 2002, $66,000 in January of 2003, and $375,000 in May of 2003, before applicable fees. The terms of the equity line, which expires in December 2003, restrict the amount of any draw down by a formula that depends in part on the trading volume of our stock over a certain period of time. In December of 2001, we issued 5,000 shares of 3% convertible preferred stock for $5,000,000 to The Riverview Group, LLC, (Riverview).

Riverview converted 1,000 shares in December 2001, and, in April 2003, at a reduced price agreed to between us and Riverview, converted half of its remaining holding, 2,000 shares with a face value of $2 million. These transactions will relieve us of the obligation to redeem the converted shares for cash at their face value on December 4, 2003. The other 2,000 shares remain outstanding. Pursuant to a Stock Purchase Agreement dated May 7, 2003, on May 15, 2003, Riverview purchased 4,000,000 shares of our common stock at $1.625 per share, for a total of $6.5 million, including a warrant to purchase 1,898,000 shares of common stock at $1.50 per share. (See “Liquidity and Capital Resources” below for further detail on each of these transactions.)

          In September 2002, after reviewing our operating cost structure, we initiated a cost reduction program that curtails expenditures on our discovery research activities in favor of channeling resources into accelerating preclinical development of our propriety cells for the treatment of neural and liver disease. The program was implemented in the last quarter of 2002. Components of the program included the negotiation of a substantial reduction in operating lease rent as well as a reduction of staff and expenses.

          Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future due to the occurrence of material recurring and nonrecurring events including, without limitation, the receipt and payment of licensing payments, the initiation or termination of research collaborations, the changes in the sublease income and rental and other expenses to lease and maintain our facilities in Rhode Island and changes in the costs associated with our move to a larger facility in California. To expand and provide high quality systems and support to our Research and Development programs, we would need to hire more personnel, which would lead to higher operating expenses.

SCIENTIFIC UPDATE

          As previously reported, the results of preclinical studies using our human central nervous system stem cells (hCNS-SCs) in animal models of Batten Disease and Spinal Cord Injury were presented at scientific meetings during the second quarter of 2003. In each case, the results established proof of principle as to the potential for use of the hCNS-SCs. The spinal cord injury study was conducted by Dr. Aileen J. Anderson and Dr. Brian J. Cummings, of the Reeve-Irvine Center at the University of California, Irvine. Injured mice transplanted with hCNS-SC showed improved motor function in quantitative tests designed to measure functional recovery from complete hind limb paralysis to normal walking, in comparison with controls. A direct link has also been made between the amount of functional recovery and the level of human cell engraftment. Additionally, the hCNS-SC does not contribute to scarring due to glial cell proliferation, which normally inhibits neuronal cell growth and recovery. Batten disease, a set of several closely related genetic disorders, is caused by deficiency of an enzyme required for normal cell metabolism. This deficiency results in storage of toxic waste materials and the death of certain neurons. Batten Disease primarily affects infants and young children, and is fatal. In studies done at the Stanford University laboratory of Dr. William Mobley and at our own laboratories, transplantation of the hCNS-SCs into mice designed to model Batten Disease resulted in widespread engraftment, persistent production of the enzyme that is deficient in this disease, reduction in the toxic waste material and preliminary indications of improved neuronal survival. More work is certainly needed, but although these small studies in mouse models cannot be taken to assure the success of our cells in humans, we are very pleased with both of them. The results encourage us in our hope that our cells will realize their potential to treat, and even cure, these and other disorders of the central nervous system.

CRITICAL ACCOUNTING POLICIES

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

STOCK-BASED COMPENSATION

          As permitted by the provisions of Statement of Financial Accounting Standards (“FAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” and Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the Company’s employee stock option plan is accounted for under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” The Company grants qualified stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. In accordance with APB 25, the Company recognizes no compensation expense for qualified stock option grants. The Company also issues non-qualified stock options for a fixed number of shares to employees with an exercise price less than the fair market value of the shares at the date of grant. When such options vest, the Company recognizes the difference between the exercise price and fair market value as compensation expense in accordance with APB 25. Note 11 of the Notes to the Consolidated Financial Statements, included in our Annual Report on Form 10K, describes our equity compensation plans, and Note 1 of the Notes to the Condensed Consolidated Financial Statements elsewhere in this report, contains a summary of the pro forma effects to reported net loss and loss per share for the three and six months ended June 30, 2003 and 2002 as if we had elected to recognize compensation cost based on the fair value of the options granted at grant date, as prescribed by FAS No. 123.

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

Results of Operations

Three months ended June 30, 2003 and 2002

          For the three months ended June 30, 2003, revenue from grants and licensing agreements totaled approximately $60,000, which includes $56,000 that is a part of the grant awarded by the National Institute of Diabetes & Digestive & Kidney Disorders of the National Institutes of Health, and $4,000 in licensing revenue. For the three months ended June 30, 2002, revenue from grants and licensing agreements totaled approximately $125,000, which includes $32,000 that is a part of the grant awarded by the National Institutes of Health’s Small Business Innovation Research (SBIR) office, now concluded, $56,000 that is a part of the grant awarded by the National Institute of Diabetes & Digestive & Kidney Disorders of the National Institutes of Health and $37,000 in licensing revenue.

          Research and development expenses totaled $1,740,000 for the three months ended June 30, 2003, compared with $2,115,000 for the same period in 2002. The decrease of $375,000 or approximately 18% from 2002 to 2003 was primarily attributable to the effect of a reduction in rent expense allocated to research and development as a result of an amendment to the lease on our current facilities in California. On December 19, 2002 the Company negotiated an amendment to the lease, which resulted in reducing the average rent per year over the term of the lease from approximately $3.15 million to $2.1 million. The decrease was also partly attributable to the effect of a cost reduction program initiated in September 2002, which resulted in a reduction of our workforce and other operating expenses. The decrease in expenses was partially offset by the effect of a higher valuation of non-qualified stock options on compensation cost for the three months ended June 30, 2003 as compared to the same period in 2002 and by the forgiveness of a housing loan in accordance with its terms, that had been made to a non-officer employee. At June 30, 2003 we had twenty full-time employees working in research and development and laboratory support services as compared to thirty at June 30, 2002.

          General and administrative expenses were $1,003,000 for the three months ended June 30, 2003, compared with $1,052,000 for the same period in 2002. The decrease of $49,000 or 5%, from 2002 to 2003 was primarily attributable to the effect of the cost reduction program initiated in September 2002. The decrease was also partly attributable to a reduction in rent expense allocated to general and administrative as a result of an amendment to the lease on our current facilities in California. Included in general and administrative expenses are operating expenses net of subtenant income related to maintaining our facilities in Rhode Island. Even though it is our intent to dispose of these facilities at the earliest possible time, we cannot determine with certainty a fixed date by which such disposal will occur.

          Interest income for the three months ended June 30, 2003 and 2002 was $9,000 and $42,450 respectively. The decrease in interest income in 2003 was attributable to lower average investment balance. Interest expense for the three months ended June 30, 2003 and 2002 was $54,000 and $60,000 respectively. The decrease in interest expense in 2003 was attributable to lower outstanding debt and capital lease balances in 2003 compared to 2002.

          On April 9, 2003, we agreed with Riverview to reduce the conversion price to $0.80 per share for its 3% Cumulative Convertible Preferred Stock for a period of 20 trading days. Riverview agreed that it would immediately convert half of its remaining holding 2,000 shares with a face value of $2 million, at the reduced price. As a result of the change in the conversion price, we recorded a deemed dividend to preferred shareholders of approximately $1,000,000 in the second quarter of 2003. For the three months ended June 30, 2003 and 2002, we recorded deemed dividends of $1,168,000 and $320,000 respectively. The deemed dividends are related to the 3% Cumulative Convertible Preferred Stock which includes the accretion of common stock warrants, the beneficial conversion feature and the related issuance costs.

Six months ended June 30, 2003 and 2002

          For the six months ended June 30, 2003, revenue from grants and licensing agreements totaled approximately $119,000, which includes $112,000 that is a part of the grant awarded by the National Institute of Diabetes & Digestive & Kidney Disorders of the National Institutes of Health, and $7,000 in licensing revenue. For the six months ended June 30, 2002, revenue from grants and licensing agreements totaled approximately $237,000, which includes $88,000 that is a part of the grant awarded by the National Institutes of Health’s Small Business Innovation Research (SBIR) office, now concluded, $112,000 that is a part of the grant awarded by the National Institute of Diabetes & Digestive & Kidney Disorders of the National Institutes of Health and $37,000 in licensing revenue.

          Research and development expenses totaled $3,080,000 for the six months ended June 30, 2003, compared with $3,652,000 for the same period in 2002. The decrease of $572,000 or approximately 16% from 2002 to 2003 was primarily attributable to the effect of a reduction in rent expense allocated to research and development in 2002 as a result of an amendment to the lease on our current facilities in California. The decrease was also partly attributable to the effect of a cost reduction program initiated in September 2002. The decrease in expenses was partially offset by the effect of a higher valuation of non-qualified stock options on compensation cost for the six months ended June 30, 2003 as compared to the same period in 2002 and by the forgiveness of a housing loan in accordance with its terms, that had been made to a non-officer employee.

          General and administrative expenses were $2,072,000 for the six months ended June 30, 2003, compared with $2,391,000 for the same period in 2002. The decrease of $319,000 or 13%, from 2002 to 2003 was primarily attributable to the effect of the cost reduction program initiated in September 2002. The decrease was also partly attributable to a reduction in rent expense allocated to general and administrative as a result of an amendment to the lease on our current facilities in California. Included in general and administrative expenses are operating expenses net of subtenant income related to maintaining our facilities in Rhode Island. Even though it is our intent to dispose of these facilities at the earliest possible time, we cannot determine with certainty a fixed date by which such disposal will occur.

          Interest income for the six months ended June 30, 2003 and 2002 was $11,000 and $60,000 respectively. The decrease in interest income in 2003 was attributable to lower average investment balance. Interest expense for the six months ended June 30, 2003 and 2002 was $107,000 and $118,000 respectively. The decrease in interest expense in 2003 was attributable to lower outstanding debt and capital lease balances in 2003 compared to 2002.

          On April 9, 2003, we agreed with Riverview to reduce the conversion price to $0.80 per share for its 3% Cumulative Convertible Preferred Stock for a period of 20 trading days. Riverview agreed that it would immediately convert half of its remaining holding 2,000 shares with a face value of $2 million, at the reduced price. As a result of the change in the conversion price, we recorded a deemed dividend to preferred shareholders of approximately $1,000,000 in the second quarter of 2003. For the six months ended June 30, 2003 and 2002, we recorded a deemed dividend of $1,488,000 and $640,000 respectively, related to the 3% Cumulative Convertible Preferred Stock which includes the accretion of common stock warrants, the beneficial conversion feature and the related issuance costs.

Liquidity and Capital Resources

          Since our inception, we have financed our operations through the sale of common and preferred stock, the issuance of long-term debt and capitalized lease obligations, revenues from collaborative agreements, research grants and interest income.

          We had cash and cash equivalents totaling $6,534,000 at June 30, 2003. Cash equivalents are invested in US Treasuries with maturities of less than 90 days. We used $4,315,000 and $5,607,000 of cash for the six months ended June 30, 2003 and 2002 respectively, in our operating activities. The decrease in cash used in 2003 in comparison to the same period in 2002 was a result of the effect of a cost reduction program initiated in September 2002.

          On May 10, 2001, we entered into a common stock purchase agreement with Sativum Investments Limited for the potential future issuance and sale of up to $30,000,000 of our common stock, subject to restrictions and other obligations. We, at our sole discretion, may draw down on this facility, sometimes termed an equity line, from time to time, and Sativum is obligated to purchase shares of our common stock at a 6% discount to a volume weighted average market price over the 20 trading days following the draw-down notice. We are limited with respect to how often we can exercise a draw down and the amount of each draw down. The restrictions include functions of the trading volume and average price of the shares during periods prior to the draw down. As a result of these and other restrictions, this facility cannot be used to provide significant funding for the Company unless and until the underlying market conditions for our stock improve. We drew down $4,000,000, $118,000 and $441,000 before applicable fees in 2001, 2002 and the six-month period ended June 30, 2003 respectively. The equity line terminates in December 2003.

          On December 4, 2001, we issued 5,000 shares of 3% Cumulative Convertible Preferred Stock to The Riverview Group, LLC, (“Riverview”), a wholly owned subsidiary of Millennium Partners. We received total proceeds of $4,727,515 net of applicable fees and other associated costs. This preferred stock is convertible into shares of our common stock at a current conversion price of $2.00 per share of common stock. There is a mandatory redemption provision in the preferred stock under which any preferred stock remaining on December 4, 2003, is redeemed on that date. The conversion price may be below the trading market price of the stock at the time of conversion. On April 9, 2003, we agreed with Riverview to reduce the conversion price to $0.80 per share for 20 Trading Days. Riverview agreed that it would immediately convert half of its holding, 2,000 shares, with a face value of $2 million, at the reduced price. Riverview received 2,521,042 shares of common stock upon conversion, including accrued and unpaid dividends. This transaction relieves us of the obligation to redeem the converted shares for cash at their face value on December 4, 2003. As of June 30, 2003, 2,000 shares of the 3% Cumulative Convertible Preferred Stock issued to Riverview are still outstanding.

          Pursuant to a Stock Purchase Agreement dated May 7, 2003, on May 15, 2003, we issued 4 million shares of our common stock to Riverview for $6.5 million, or $1.625 per share. On the date of the agreement, the price was above the trading price of our common stock, which closed at $1.43 per share on that date. We also agreed to issue a 2-year warrant to Riverview to purchase 1,898,000 shares of common stock at $1.50 per share. The exercise price is subject to adjustment for stock splits, dividends, distributions, reclassifications and similar events. The exercise price may be below the trading market price at the time of the exercise. In the event that certain conditions are met, including the closing sale price of the Common Stock remaining at or above $2.50 per share for 10 consecutive trading days, we may require Riverview to exercise the warrant with respect to any remaining warrant shares or relinquish the right to do so. We agreed to register the resale of the purchased shares and the shares to be issued on exercise of the warrants. As a result of this transaction, we expect our capital resources to be sufficient to fund our operations into 2004.

          We continue to have outstanding obligations in regard to our former facilities in Lincoln, Rhode Island, including lease payments and operating costs of approximately $1,000,000 for 2003, net of subtenant income of $776,000. We have subleased a portion of these facilities and are actively seeking to sublease, assign or sell our remaining interests in these facilities. Failure to do so within a reasonable period of time will have a material adverse effect on our liquidity and capital resources.

          The following table summarizes our future contractual cash obligations (excluding interest and sub-lease income):

							2008 and
	Total	2003	2004	2005	2006	2007	beyond

Capital lease payments	$3,367,036	$217,160	$425,713	$412,587	$401,289	$330,643	$1,579,644
Operating lease payments	16,043,846	1,444,398	2,947,335	3,007,630	1,115,186	937,500	6,591,797
Mandatorily redeemable, 3% cumulative convertible preferred stock	2,000,000	2,000,000

Total contractual cash obligations	$21,410,882	$3,661,558	$3,373,048	$3,420,217	$1,516,475	$1,268,143	$8,171,441

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

          We intend to pursue opportunities to obtain additional financing in the future through equity and debt financings, grants and collaborative research arrangements. The source, timing and availability of any future financing will depend principally upon market conditions, interest rates and, more specifically, on our progress in our exploratory, preclinical and future clinical development programs. Funding may not be available when needed — at all, or on terms acceptable to us. We currently expect our capital resources to be sufficient to fund our operations into 2004. Lack of necessary funds may require us to delay, scale back or eliminate some or all of our research and product development programs and/or our capital expenditures or to license our potential products or technologies to third parties.

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

          On April 22, 2003 we were notified by Nasdaq that our stock had closed below the minimum bid price of $1.00 for 30 consecutive trading days. In accordance with Nasdaq rules, we were granted an additional 180 calendar days, during which we would regain compliance if the closing bid price of our common stock was $1.00 or more per share for a minimum of 10 consecutive trading days. On May 2, 2003 our closing bid price was above the $1.00 required minimum and on May 16, 2003, we were notified by Nasdaq that we had regained compliance with their continued listing requirements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          No significant changes in our quantitative and qualitative disclosures from the Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

          In response to the requirement of the Sarbanes-Oxley Act of 2002, as of the end of the period covered by this report, our chief executive officer and (acting) chief financial officer, along with other members of management, reviewed the effectiveness of the design and operation of our disclosure controls and procedures. Such controls and procedures are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the chief executive officer and acting chief financial officer have concluded that the Company’s disclosure controls and procedures are effective. During the most recent quarter, there were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, these controls of the Company, and no corrective actions were required or undertaken.

PART II - ITEM 1

LEGAL PROCEEDINGS

          None.

PART II – ITEM 2

CHANGES IN SECURITIES AND USE OF PROCEEDS

          On May 15, 2003, we issued 4 million shares of our common stock to The Riverview Group, LLC, (“Riverview”) at a price per share of $1.625. We also issued to Riverview a warrant to purchase 1,898,000 shares of our common stock at an exercise price of $1.50 per share. This transaction was exempt from registration under the Securities Act of 1933 pursuant to Regulation D thereunder.

PART II – ITEM 4

          On May 29, 2003, we held our Annual Meeting of Shareholders. Martin McGlynn, President and CEO of StemCells, and Roger Perlmutter, M.D., Ph.D., were re-elected to the Board as Class III directors, with terms expiring in 2006. The remaining members of the Board, whose terms continued after the Annual Meeting, are Ricardo Levy, Ph.D., John Schwartz, Ph.D., and Irving Weissman, M.D. The shareholders also ratified the selection of Ernst & Young LLP as StemCells’ independent auditors for the fiscal year ending December 31, 2003.

The votes on these matters were as follows:

		Authority
	For	Withheld	Against	Abstain

Election of Martin McGlynn as director	22,778,472	336,296
Election of Roger Perlmutter, M.D., Ph.D. as director	22,881,395	233,373
Ratification of Ernst & Young LLP as auditors for 2003	22,607,958		459,242	48,208

PART II - ITEM 5

OTHER INFORMATION

          None

PART II - ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit 31.1 - Certification of Martin McGlynn under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 - Certification of George Koshy under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certification of Martin McGlynn Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 - Certification of George Koshy Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  REPORTS ON FORM 8-K

          The following Forms 8-K were filed with or furnished to the Commission:

          On April 15, 2003, the Company filed a Current Report on Form 8-K disclosing that it had agreed with The Riverview Group, LLC, (“Riverview”), which held $4 million in 3% Convertible Preferred stock in the Company, to reduce the conversion price to $0.80 per share for a short period of time. Riverview agreed that it would immediately convert half of its holding, 2,000 shares with a face value of $2 million, at the reduced price.

          On May 13, 2003, the Company filed a Current Report on Form 8-K disclosing that it had entered into an agreement to issue 4 million shares of common stock plus a warrant to purchase 1,898,000 shares of common stock to Riverview for total consideration of $6.5 million.

          On May 15, 2003, the Company filed a Current Report on Form 8-K disclosing that pursuant to the agreement reported on May 13, 2003, the Company issued 4,000,000 shares of common stock and warrants to purchase 1,898,000 shares of common stock to Riverview in exchange for total consideration of $6.5 million.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEMCELLS, INC.

(name of Registrant)

July 30, 2003	/s/ George Koshy

Controller and Acting Chief Financial
Officer (Duly authorized officer and
principal accounting officer)

EXHIBIT INDEX

Exhibit 31.1 - Certification of Martin McGlynn under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 - Certification of George Koshy under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certification of Martin McGlynn Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 - Certification of George Koshy Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002