Form 10-Q
period 2003-09-30
STEMCELLS INC
filed 2003-10-24
CIK 883975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2003	Commission File Number: 0-19871

STEMCELLS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	94-3078125

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No)

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

Yes  [  ]  No  [X]

At October 21, 2003, there were 33,860,567 shares of Common Stock, $.01 par value, issued and outstanding.

STEMCELLS, INC.

PART I - ITEM 1 - FINANCIAL STATEMENTS

STEMCELLS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002

	(unaudited)	(a)
Assets
Current assets:
Cash and cash equivalents	$4,169,851	$4,236,367
Receivables	110,803	64,892
Other current assets	215,606	209,389

Total current assets	4,496,260	4,510,648
Property, plant and equipment, net	3,832,756	4,337,711
Other assets, net	2,792,071	2,480,463

Total assets	$11,121,087	$11,328,822

Liabilities, redeemable convertible preferred stock, and stockholders’ equity
Current liabilities:
Accounts payable	$382,364	$341,995
Accrued expenses	635,937	427,916
Current maturities of capital lease obligations	235,833	229,166

Total current liabilities	1,254,134	999,077
Capital lease obligations, less current maturities	1,909,583	2,086,667
Deposits & other long-term liabilities	314,896	393,240
Deferred rent	1,384,175	1,402,581

Total liabilities	4,862,788	4,881,565
Redeemable convertible preferred stock, $0.01 par value; 1,000,000 shares authorized issuable in series:
3% Cumulative convertible preferred stock, 5,000 shares issued and 2,000 and 4,000 shares outstanding at September 30, 2003 and December 31, 2002 respectively (aggregate liquidation preference of $2,000,000 and $4,000,000 at September 30, 2003 and December 31, 2002 respectively)	1,829,780	2,659,686
Stockholders’ equity:
Common stock, $.01 par value; 75,000,000 shares authorized; 33,855,209 and 26,860,078 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	338,551	268,601
Additional paid in capital	157,353,599	149,238,207
Accumulated deficit	(152,259,732)	(144,661,464)
Deferred compensation	(1,003,899)	(1,057,773)

Total stockholders’ equity	4,428,519	3,787,571

Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$11,121,087	$11,328,822

(a) Derived from the Company’s audited financial statements as of December 31, 2002

See accompanying notes to condensed consolidated financial statements.

PART I - ITEM 1 - FINANCIAL STATEMENTS

STEMCELLS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002

Revenue:
Revenue from grants	$29,389	$88,250	$141,889	$287,799
Revenue from licensing agreements	3,401	1,432	10,151	38,511

Total revenue	32,790	89,682	152,040	326,310
Operating expenses:
Research and development	1,444,219	1,873,316	4,524,115	5,524,826
General and administrative	1,007,029	891,601	3,078,662	3,282,513

Total operating expenses	2,451,248	2,764,917	7,602,777	8,807,339

Loss from operations	(2,418,458)	(2,675,235)	(7,450,737)	(8,481,029)
Other income (expense):
Interest income	12,745	30,396	23,955	90,367
Interest expense	(50,198)	(55,304)	(157,501)	(173,583)
Other income (expense)	26,628	(25,266)	32,848	(29,218)

Total other income (expense)	(10,825)	(50,174)	(100,698)	(112,434)

Net loss	(2,429,283)	(2,725,409)	(7,551,435)	(8,593,463)
Dividend to preferred stockholders	—	—	46,833	164,825
Deemed dividend	169,968	320,001	1,658,270	960,003

Net loss applicable to common stockholders	($2,599,251)	($3,045,410)	($9,256,538)	($9,718,291)

Net loss per share applicable to common stockholders; basic and diluted	($0.08)	($0.12)	($0.30)	($0.40)
Weighted average shares used to compute net loss per share applicable to common stockholders; basic and diluted	33,824,249	25,120,608	30,666,932	24,568,766

See accompanying notes to condensed consolidated financial statements.

PART I - ITEM 1 - FINANCIAL STATEMENTS

STEMCELLS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
	2003	2002

Cash flows from operating activities:
Net loss	($7,551,435)	($8,593,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	758,271	298,611
Amortization (recovery) of deferred compensation	225,787	(565,661)
Stock based compensation expense	296,206	162,014
Net changes in operating assets and liabilities	(284,913)	1,060,406

Net cash used in operating activities	(6,556,084)	(7,638,093)

Cash flows from investing activities:
Purchase of property, plant and equipment	(180,498)	(218,169)

Net cash used in investing activities	(180,498)	(218,169)

Cash flows from financing activities:
Proceeds from the exercise of stock options	30,087	5,398
Proceeds from issuance of common stock, net	6,810,396	1,057,445
Principal payments under capitalized lease obligations	(170,417)	(232,917)

Net cash provided by financing activities	6,670,066	829,926

Decrease in cash and cash equivalents	(66,516)	(7,026,336)
Cash and cash equivalents, beginning of period	4,236,367	13,697,195

Cash and cash equivalents, end of period	$4,169,851	$6,670,859

Supplemental disclosure of cash flow information:
Interest paid	$157,501	$173,583

See accompanying notes to condensed consolidated financial statements.

PART I - ITEM 1. - FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2003 and 2002

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying unaudited, condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2003.

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

Reclassifications

     Certain amounts reported in previous periods have been reclassified to conform to the 2003 presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates

Net Loss Per Share

     The Company has computed net loss per common share according to the Financial Accounting Standards Board Statement (“SFAS”) No. 128, “Earnings Per Share,” which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities, and is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the impact of potentially dilutive securities and is computed using the weighted average of common and diluted equivalent stock options, warrants and convertible securities outstanding during the period. Stock options, warrants and convertible securities that are antidilutive are excluded from the calculation of diluted loss per common share.

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss applicable to common stockholders	$(2,599,251)	$(3,045,410)	$(9,256,538)	$(9,718,291)
Weighted average shares used in computing net loss per share applicable to common stockholders, basic and diluted	33,824,249	25,120,608	30,666,932	24,568,766
Net loss per share applicable to common stockholders, basic and diluted	$(0.08)	$(0.12)	$(0.30)	$(0.40)

The Company has excluded outstanding stock options, warrants and convertible securities from the calculation of diluted loss per common share because all such securities are anti-dilutive for all applicable periods presented. These outstanding securities consist of the following potential common shares:

	Nine months ended
	September 30,

	2003	2002

Convertible preferred stock	1,000,000	2,812,802
Outstanding options	4,537,436	3,784,066
Outstanding warrants	3,180,238	1,066,350

Total	8,717,674	7,663,218

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

     For purposes of disclosures pursuant to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” (SFAS 148), the estimated fair value of options is amortized to expense over the options’ vesting period. The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss applicable to common stockholders – as reported	$(2,599,251)	$(3,045,410)	$(9,256,538)	$(9,718,291)
Add: Stock-based employee/director compensation expense included in reported net loss	55,961	38,265	176,968	88,952
Deduct: Total stock-based employee/director compensation expense under the fair value based method for all awards	(200,643)	(158,727)	(657,961)	(1,118,777)

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss applicable to common stockholders – proforma	$(2,743,933)	$(3,165,872)	$(9,737,531)	$(10,748,116)
Basic and diluted net loss per share applicable to common stockholders – as reported	$(0.08)	$(0.12)	$(0.30)	$(0.40)
Basic and diluted net loss per share applicable to common stockholders – pro forma	$(0.08)	$(0.13)	$(0.32)	$(0.44)
Shares used in basic and diluted loss per share applicable to common stockholder amounts	33,824,249	25,120,608	30,666,932	24,568,766

     The effects on pro forma net loss and net loss per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reporting the results of operations for future years. As required by SFAS 123, the Company has used the Black-Scholes model for option valuation, which method may not accurately value the options described.

     The Company accounts for stock options granted to non-employees in accordance with SFAS 123 and Emerging Issues Task Force (EITF) 96-18 — “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling, Goods Or Services”, and accordingly, recognizes as expense the estimated fair value of such options as calculated using the Black-Scholes valuation model. The fair value is remeasured during the service period and is amortized over the vesting period of each option or the recipient’s contractual arrangement, if shorter.

Revenue Recognition

     Revenues from collaborative agreements and grants are recognized as earned upon either the incurring of reimbursable expenses directly related to the particular research plan or the completion of certain development milestones as defined within the terms of the collaborative agreement. Payments received in advance of research performed are designated as deferred revenue. Fees associated with substantive at risk, performance based milestones are recognized as revenue upon their completion, as defined in the respective agreements. Incidental assignment of technology rights is recognized as revenue at the time of transfer.

Recent Accounting Pronouncements

Consolidation of Variable Interest Entities

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. The Company did not create or acquire any new variable interest entities after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied by December 31, 2003. The Company does not believe that the adoption of this standard will have a material effect on its consolidated financial position or results of operations.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, (“SFAS 150”). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 must be applied immediately to instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 did not have a material effect on our results of operations or financial position.

NOTE 2. LEASES

     The Company had undertaken direct financing transactions with the State of Rhode Island and received proceeds from the issuance of industrial revenue bonds totaling $5,000,000 to finance the construction of its pilot manufacturing facility. The related leases are structured such that lease payments will fully fund all semiannual interest payments and annual principal payments through maturity in August 2014. Interest rates vary with the respective bonds’ maturities, ranging from 5.1% to 9.5%. The outstanding principal at September 30, 2003 was approximately $2,145,000. The bonds contain certain restrictive covenants, which limit among other things, the payment of cash dividends and the sale of the related assets.

     The Company entered into a fifteen-year lease for a laboratory facility in connection with a sale and leaseback arrangement in 1997. The lease has escalating rent payments and accordingly, the Company is recognizing rent expense on a straight-line basis. At September 30, 2003, the Company had recorded deferred rent of $1,184,998 for this facility.

     Although the Company previously discontinued activities relating to encapsulated cell technology, the Company remains obligated under the leases for the pilot manufacturing facility and the laboratory facility. The Company has succeeded in subleasing portions (but not all) of the pilot manufacturing facility and the laboratory facility. In the case of each lease, the current sublease rental income received by the Company is significantly less than the Company’s obligations under the lease, and the Company’s continued receipt of rental income is dependent on the financial ability of the occupants (all of whom are early stage biomedical companies) to comply with their obligations under the subleases. As part of a subleasing agreement for the laboratory facility, the Company was required to provide the landlord with two letters of credit: one for $106,560, which expired on March 31, 2003, and the other for $159,000 which will automatically decrease to $106,053 on March 15, 2005 and $52,947 on March 15, 2006, with a final expiration date of March 31, 2007. The Company continues to seek to sublet the vacant portions of the Rhode Island facilities, to assign or sell its interests in all of these properties, or to otherwise arrange for the termination of its obligations under the lease obligations on these facilities. There can be no assurance, however, that the Company will be able to dispose of these properties in a reasonable time, if at all, or to terminate its lease obligations without the payment of substantial consideration.

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

NOTE 3. GRANTS

     On September 30, 2001, the Company was awarded a four-year, $225,000 per year grant from the National Institute of Diabetes & Digestive & Kidney Disorders of the National Institutes of Health for the Company’s liver stem cell program which focuses on identifying liver stem and progenitor cells for the treatment of liver diseases. The grant is subject to the availability of funds and satisfactory progress of the project. For this award, the Company has recognized $56,250 in 2001, $225,000 for 2002 and $112,500 for the nine-month period ended September 30, 2003. The Company does not intend to draw further funds from this grant since it will no longer pursue the particular research it covered. In September 2003 the Company was awarded a one year, $342,000 Small Business Innovation Research grant from the National Institute of Neurological Disease and Stroke (NINDS), to further its work in the treatment of spinal cord injuries. For this award, the Company has recognized $29,389 for the quarter ended September 30, 2003.

NOTE 4. STOCKHOLDERS’ EQUITY

Sale of Securities

     On May 10, 2001, the Company entered into a common stock purchase agreement with Sativum Investments Limited for the potential future issuance and sale of up to $30,000,000 of the Company’s common stock, subject to restrictions and other obligations. The Company, at its sole discretion, may draw down on this facility, from time to time, and Sativum is obligated to purchase shares of the Company’s common stock at a 6% discount to a volume weighted average market price over the 20 trading days following the draw-down notice. There is neither a requirement that the Company draw on the facility nor a penalty for not doing so. The equity line agreement expires in December 2003. The Company’s volume weighted average market price is calculated by adding the total dollars traded in every transaction in a given trading day and dividing that number by the total number of shares traded during that trading day. The Company is limited with respect to how often it can exercise a draw down and the amount of each draw down. The Company drew down $4,000,000 in July of 2001, $118,000 in December of 2002, $66,000 in January of 2003, and $375,000 in May of 2003, before applicable fees.

     On May 7, 2003, the Company entered into a stock purchase agreement with The Riverview Group, LLC, (Riverview), a wholly owned subsidiary of Millennium Partners, under which it agreed to purchase 4 million shares of the Company’s common stock for $6.5 million, or $1.625 per share. On the date of the agreement, the price was above the trading price of the Company’s common stock, which closed at $1.43 per share on that date. The Company also agreed to issue a 2-year warrant to Riverview to purchase 1,898,000 shares of common stock at $1.50 per share. The exercise price is subject to adjustment for stock splits, dividends, distributions, reclassifications and similar events. On May 15, 2003 the Company issued the purchased shares and the warrant, and registered the resale of the purchased shares and the shares underlying the warrant. The exercise price may be below the trading market price at the time of the exercise. In the event that certain conditions are met, including the closing sale price of the Common Stock remaining at or above $2.50 per share for 10 consecutive trading days, the Company may require Riverview to exercise or relinquish any remaining warrant shares.

3% Cumulative Convertible Preferred Stock

     On December 4, 2001, the Company issued 5,000 shares of 3% cumulative convertible preferred stock to Riverview plus a 5-year warrant to purchase 350,877 shares of common stock at $3.42 per share. The Company received net proceeds of $4,727,515. This preferred stock is convertible into shares of the Company’s common stock at an initial conversion price of $2.00 per share at the option of Riverview. A mandatory redemption feature requires the Company to redeem unconverted preferred stock on December 4, 2003; 2,000 shares of the preferred stock, with a redemption value of $2,000,000, remain outstanding as of September 30, 2003.

     The conversion price is subject to adjustment for stock splits, dividends, distributions, reclassifications and similar events. The conversion price may be below the trading market price at the time of the conversion. The final closing price of the Company’s common stock on the NASDAQ National Market on December 4, 2001 was $2.90 per share. The Company has valued the warrants and the beneficial conversion feature reflecting the December 4, 2001 commitment date and the most beneficial per share discount available to the preferred shareholders. That value, including issuance costs of $272,485, is $3,185,000. Because the value is less than the stated redemption, it is recorded as a discount to the preferred shares. The preferred shares will be accreted to their mandatory redemption amount and the accretion will result in a deemed dividend. The deemed dividend has been reflected as an adjustment to net loss applicable to common stockholders. On December 7, 2001, Riverview converted 1,000 shares of its 3% cumulative convertible preferred stock into 500,125 shares of the Company’s common stock. On April 9, 2003, the Company agreed with Riverview to reduce the conversion price to $0.80 per share for a period of 20 trading days. Riverview agreed that it would immediately convert half of its remaining holding, 2,000 shares with a face value of $2 million, at the reduced price. Riverview received 2,521,042 shares of common stock upon conversion, including accrued and unpaid dividends. This transaction relieves the Company of the obligation to redeem the converted shares for cash at their face value on December 4, 2003. The other 2,000 shares remain outstanding. As a result of the change in the conversion price, the Company recorded a deemed dividend to preferred shareholders related to the beneficial conversion feature of approximately $1,000,000 in the second quarter of 2003. For the nine-month period ended September 30, 2003 the Company has recorded deemed dividends to preferred shareholders of approximately $1,658,000.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and the results of our operations for the three and nine-month period ended September 30, 2003 and 2002 should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related footnotes thereto.

     This report includes forward-looking statements. You can identify these statements by forward-looking words such as “may,” “could,” “will,” “possibly,” “expect,” “anticipate,” “project,” “promising,” “believe,” “estimate,” “continue” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition, or state other “forward-looking” information. These forward-looking statements include, for example, all statements as to expectation or belief and statements as to our future results of operations, the progress of our research, product development and clinical programs, the need for, and timing of, additional capital and capital expenditures, partnering prospects, costs of manufacture of products, the protection of and the need for additional intellectual property rights, effects of regulations, the need for additional facilities and potential market opportunities. We believe that it is important to communicate our future expectations to our investors. However, there will be events in the future that we have not been able to accurately predict or control and that may cause our actual results to differ materially from those discussed. For example, failure to obtain a corporate partner or partners to support the development of our stem cell programs, inability to sell, assign or sublease our interest in our facilities related to our encapsulated cell technology program, risks of delays in, or adverse results from, our research, development and clinical testing programs, obsolescence of our technology, lack of available funding, contaminations at our facilities, changes in the pharmaceutical or biotechnology industries, competition from third parties, intellectual property rights of third parties, failure of our collaborators to perform, regulatory constraints, litigation, changes in government regulations or general economic or market conditions and other risks could all have significant effects on our results. These factors should be considered carefully and readers should not place undue reliance on our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of the events described in the “Cautionary Factors Relevant to Forward Looking Information” and “Business” sections included in our Form 10-K report as of December 31, 2002 could harm our business, operating results and financial condition. All forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements and risk factors contained or referred to herein.

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

Riverview converted 1,000 shares in December 2001, and, in April 2003, at a reduced price agreed to between us and Riverview, converted half of its remaining holding, 2,000 shares with a face value of $2 million. These transactions will relieve us of the obligation to redeem the converted shares for cash at their face value on December 4, 2003. The other 2,000 shares remain outstanding. Pursuant to a Stock Purchase Agreement dated May 7, 2003, on May 15, 2003, Riverview purchased 4,000,000 shares of our common stock at $1.625 per share, for a total of $6.5 million, including a warrant to purchase 1,898,000 shares of common stock at $1.50 per share (See “Liquidity and Capital Resources” below for further detail on each of these transactions.)

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

     In May 2003, we reported on promising results of a pre-clinical study conducted by Drs. Aileen J. Anderson and Brian J. Cummings at the Reeve-Irvine Center at the University of California, Irvine, examining the Company’s human neural stem cell (hCNS-SC) technology as a potential means of regenerating damaged nerve and nerve fibers in patients with spinal cord injuries. In September 2003, we were awarded a one year, $342,000 Small Business Innovation Research grant from the National Institute of Neurological Disease and Stroke (NINDS), to further that work in the a continuing collaborative endeavor with the Reeve-Irvine Center faculty. In the same month, we also entered a long-term license agreement with StemCell Technologies, Inc. (“STI”), a Canadian corporation, authorizing STI to manufacture, use and sell certain proprietary mouse and rat neural stem cells, as well as culture media for all mammalian neural stem cells, for educational and research purposes worldwide.

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

SCIENTIFIC UPDATE

     As previously reported, the results of preclinical studies using our human central nervous system stem cells (hCNS-SCs) in animal models of Batten Disease and Spinal Cord Injury were presented at scientific meetings during the second quarter of 2003. In each case, the results established proof of principle as to the potential use of the hCNS-SCs. The spinal cord injury study was conducted by Dr. Aileen J. Anderson and Dr. Brian J. Cummings, of the Reeve-Irvine Center at the University of California, Irvine. Injured mice transplanted with hCNS-SC showed improved motor function in quantitative tests designed to measure functional recovery from complete hind limb paralysis to normal walking, in comparison with controls. A direct link has also been made between the amount of functional recovery and the level of human cell engraftment. Additionally, the hCNS-SC does not contribute to scarring due to glial cell proliferation, which normally inhibits neuronal cell growth and recovery. Batten disease, a set of several closely related genetic lysosomal storage disorders, is caused by a deficiency of specific enzymes required for normal cell metabolism. The deficiency results in storage of toxic waste materials and the death of certain neurons. Batten Disease primarily affects infants and young children, and is fatal. In studies done at the Stanford University laboratory of Dr. William Mobley and at our own laboratories, transplantation of the hCNS-SCs into mice designed to model Batten Disease resulted in widespread engraftment, persistent production of the enzyme that is deficient in the disease, reduction in the toxic waste material and preliminary indications of improved neuronal survival. More work is certainly needed, but although these small studies in mouse models cannot be taken to assure the success of our cells in humans, we are very pleased with both of them. The results encourage us in our hope that our cells will realize their potential to treat, and even cure, these and other disorders of the central nervous system.

CRITICAL ACCOUNTING POLICIES

     We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

STOCK-BASED COMPENSATION

     As permitted by the provisions of Statement of Financial Accounting Standards (“FAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” and Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the Company’s employee stock option plan is accounted for under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” The Company grants qualified stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. In accordance with APB 25, the Company recognizes no compensation expense for qualified stock option grants. The Company also issues non-qualified stock options for a fixed number of shares to employees with an exercise price less than the fair market value of the shares at the date of grant. When such options vest, the Company recognizes the difference between the exercise price and fair market value as compensation expense in accordance with APB 25. Note 11 of the Notes to the Consolidated Financial Statements, included in our Annual Report on Form 10K, describes our equity compensation plans, and Note 1 of the Notes to the Condensed Consolidated Financial Statements elsewhere in this report, contains a summary of the pro forma effects to reported net loss and loss per share for the three and nine months ended September 30, 2003 and 2002 as if we had elected to recognize compensation cost based on the fair value of the options granted at grant date, as prescribed by FAS No. 123.

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

Results of Operations

Three months ended September 30, 2003 and 2002

     For the three months ended September 30, 2003, revenue from grants and licensing agreements totaled approximately $33,000, which includes $30,000 that is part of the $342,000 Small Business Innovation Research grant from the National Institute of Neurological Disease and Stroke, and $3,000 in licensing revenue. For the three months ended September 30, 2002, revenue from grants and licensing agreements totaled approximately $89,000, which includes $32,000 that was part of the grant awarded by the National Institutes of Health’s Small Business Innovation Research (SBIR) office, now concluded, $56,000 that is a part of the grant awarded by the National Institute of Diabetes & Digestive & Kidney Disorders of the National Institutes of Health, and $1,000 in licensing revenue. The Company does not intend to draw further funds from the National Institute of Diabetes & Digestive & Kidney Disorders grant since it will no longer pursue the particular research it covered.

     Research and development expenses totaled $1,444,000 for the three months ended September 30, 2003, compared with $1,873,000 for the same period in 2002. The decrease of $429,000 or approximately 23% from 2002 to 2003 was primarily attributable to the effect of a reduction in rent expense allocated to research and development as a result of an amendment to the lease on our current facilities in California. On December 19, 2002 the Company negotiated an amendment to the lease, which resulted in reducing the average rent per year over the term of the lease from approximately $3.15 million to $2.1 million. The decrease was also partly attributable to the effect of a cost reduction program initiated in September 2002, which resulted in a reduction of our workforce and other operating expenses. At September 30, 2003, we had twenty full-time employees working in research and development and laboratory support services as compared to twenty-eight at September 30, 2002.The decrease in expenses was partially offset by the effect of a higher valuation of non-qualified stock options on compensation cost for the three months ended September 30, 2003 as compared to the same period in 2002.

     General and administrative expenses were $1,007,000 for the three months ended September 30, 2003, compared with $892,000 for the same period in 2002. The increase of $115,000 or 13%, from 2002 to 2003 was primarily attributable to the effect of an increase in depreciation expense on assets related to our Rhode Island facilities. The costs of maintaining these facilities are included in our general and administrative expenses. In 2002 these assets were classified as held for sale and no depreciation expense was recorded for that year. At December 31,2002, the criteria under FAS No. 144 for classifying our long-lived assets as held for sale were not met and accordingly, such assets were reclassified and depreciation of these assets resumed in 2003. Even though it is our intent to dispose of these facilities at the earliest possible time, we cannot determine with certainty a fixed date by which such disposal will occur. The increase in depreciation expense was partially offset by the cost reduction program initiated in September 2002, and a reduction in rent expense as a result of an amendment to the lease on our current facilities in California

     Interest income for the three months ended September 30, 2003 and 2002 was $13,000 and $30,000 respectively. The decrease in interest income in 2003 was attributable to lower average investment balance. Interest expense for the three months ended September 30, 2003 and 2002 was $50,000 and $55,000 respectively. The decrease in interest expense in 2003 was attributable to lower outstanding debt and capital lease balances in 2003 compared to 2002.

     For the three months ended September 30, 2003 and 2002, we recorded deemed dividends of $170,000 and $320,000 respectively. The deemed dividends are related to the 3% Cumulative Convertible Preferred Stock which includes the accretion of common stock warrants, the beneficial conversion feature and the related issuance costs.

Nine months ended September 30, 2003 and 2002

     For the nine months ended September 30, 2003, revenue from grants and licensing agreements totaled approximately $152,000, which includes $112,000 that was a part of the grant awarded by the National Institute of Diabetes & Digestive & Kidney Disorders of the National Institutes of Health, $30,000 that is part of the $342,000 Small Business Innovation Research grant from the National Institute of Neurological Disease and Stroke and $10,000 in licensing revenue. For the nine months ended September 30, 2002, revenue from grants and licensing agreements totaled approximately $326,000, which includes $119,000 that was a part of the grant awarded by the National Institutes of Health’s Small Business Innovation Research (SBIR) office, now concluded, $169,000 that was a part of the grant awarded by the National Institute of Diabetes & Digestive & Kidney Disorders of the National Institutes of Health and $38,000 in licensing revenue. The Company does not intend to draw further funds from the National Institute of Diabetes & Digestive & Kidney Disorders grant since it will no longer pursue the particular research it covered.

     Research and development expenses totaled $4,524,000 for the nine months ended September 30, 2003, compared with $5,525,000 for the same period in 2002. The decrease of $1,001,000 or approximately 18% from 2002 to 2003 was primarily attributable to the effect of a reduction in rent expense allocated to research and development in 2002 as a result of an amendment to the lease on our current facilities in California. The decrease was also partly attributable to the effect of a cost reduction program initiated in September 2002. The decrease in expenses was partially offset by the effect of a higher valuation of non-qualified stock options on compensation cost for the nine months ended September 30, 2003 as compared to the same period in 2002 and by the forgiveness of a housing loan in accordance with its terms, that had been made to a non-officer employee.

     General and administrative expenses were $3,079,000 for the nine months ended September 30, 2003, compared with $3,283,000 for the same period in 2002. The decrease of $204,000 or 6%, from 2002 to 2003 was primarily attributable to the effect of the cost reduction program initiated in September 2002 and a reduction in rent expense allocated to general and administrative as a result of an amendment to the lease on our current facilities in California. The decrease was partially offset by an increase in depreciation expense on assets related to our Rhode Island facilities. The costs of maintaining these facilities are included in our general and administrative expenses. In 2002 these assets were classified as held for sale and no depreciation expense was recorded for that year. At December 31,2002, the criteria under FAS No. 144 for classifying our long-lived assets as held for sale were not met and accordingly, such assets were reclassified and depreciation of these assets resumed in 2003.

     Interest income for the nine months ended September 30, 2003 and 2002 was $24,000 and $90,000 respectively. The decrease in interest income in 2003 was attributable to lower average investment balance. Interest expense for the nine months ended September 30, 2003 and 2002 was $158,000 and $174,000 respectively. The decrease in interest expense in 2003 was attributable to lower outstanding debt and capital lease balances in 2003 compared to 2002.

     For the nine months ended September 30, 2003 and 2002, we recorded a deemed dividend of $1,659,000 and $960,000 respectively, related to the 3% Cumulative Convertible Preferred Stock which includes the accretion of common stock warrants, the beneficial conversion feature and the related issuance costs. On April 9, 2003, we agreed with Riverview to reduce the conversion price to $0.80 per share for its 3% Cumulative Convertible Preferred Stock for a period of 20 trading days. Riverview agreed that it would immediately convert half of its remaining holding, 2,000 shares with a face value of $2 million, at the reduced price. As a result of the change in the conversion price, we recorded a deemed dividend to preferred shareholders of approximately $1,000,000 in the second quarter of 2003.

Liquidity and Capital Resources

     Since our inception, we have financed our operations through the sale of common and preferred stock, the issuance of long-term debt and capitalized lease obligations, revenues from collaborative agreements, research grants and interest income.

     We had cash and cash equivalents totaling $4,170,000 at September 30, 2003. Cash equivalents are invested in US Treasuries with maturities of less than 90 days. We used $6,556,000 and $7,638,000 of cash for the nine months ended September 30, 2003 and 2002 respectively, in our operating activities. The decrease in cash used in 2003 in comparison to the same period in 2002 was a result of the effect of a cost reduction program initiated in September 2002.

     On May 10, 2001, we entered into a common stock purchase agreement with Sativum Investments Limited for the potential future issuance and sale of up to $30,000,000 of our common stock, subject to restrictions and other obligations. We, at our sole discretion, may draw down on this facility, sometimes termed an equity line, from time to time, and Sativum is obligated to purchase shares of our common stock at a 6% discount to a volume weighted average market price over the 20 trading days following the draw-down notice. We are limited with respect to how often we can exercise a draw down and the amount of each draw down. The restrictions include functions of the trading volume and average price of the shares during periods prior to the draw down. As a result of these and other restrictions, this facility cannot be used to provide significant funding for the Company unless and until the underlying market conditions for our stock improve. We drew down $4,000,000, $118,000 and $441,000 before applicable fees in 2001, 2002 and the nine-month period ended September 30, 2003 respectively. The equity line terminates in December 2003.

     On December 4, 2001, we issued 5,000 shares of 3% Cumulative Convertible Preferred Stock to The Riverview Group, LLC, (“Riverview”), a wholly owned subsidiary of Millennium Partners. We received total proceeds of $4,727,515 net of applicable fees and other associated costs. This preferred stock is convertible into shares of our common stock at a current conversion price of $2.00 per share of common stock. There is a mandatory redemption provision in the preferred stock under which any preferred stock remaining on December 4, 2003, is redeemed on that date. The conversion price may be below the trading market price of the stock at the time of conversion. On April 9, 2003, we agreed with Riverview to reduce the conversion price to $0.80 per share for 20 Trading Days. Riverview agreed that it would immediately convert half of its holding, 2,000 shares, with a face value of $2 million, at the reduced price. Riverview received 2,521,042 shares of common stock upon conversion, including accrued and unpaid dividends. This transaction relieves us of the obligation to redeem the converted shares for cash at their face value on December 4, 2003. As of September 30, 2003, 2,000 shares of the 3% Cumulative Convertible Preferred Stock issued to Riverview are still outstanding.

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

     We continue to have outstanding obligations in regard to our former facilities in Lincoln, Rhode Island, including lease payments and operating costs of approximately $1,000,000 for 2003, net of subtenant income of $788,000. We have subleased a portion of these facilities and are actively seeking to sublease, assign or sell our remaining interests in these facilities. Failure to do so within a reasonable period of time will have a material adverse effect on our liquidity and capital resources.

     The following table summarizes our future contractual cash obligations (excluding interest and sub-lease income):

							2008 and
	Total	2003	2004	2005	2006	2007	beyond

Capital lease payments	$3,258,922	$109,046	$425,713	$412,587	401,289	$330,643	$1,579,644
Operating lease payments	15,321,647	722,199	2,947,335	3,007,630	1,115,186	937,500	6,591,797
Mandatorily redeemable, 3% cumulative convertible preferred stock*	2,000,000	2,000,000

Total contractual cash obligations	$20,580,569	$2,831,245	$3,373,048	$3,420,217	$1,516,475	$1,268,143	$8,171,441

*     Payment could be in the form of equity at the option of the preferred stockholder

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

LEGAL PROCEEDINGS

     None.

PART II – ITEM 2

CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

PART II – ITEM 3

DEFAULTS UPON SENIOR SECURITIES

     None

PART II – ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

PART II – ITEM 5

OTHER INFORMATION

     None

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

STEMCELLS, INC.

(name of Registrant)

October 24, 2003	/s/ George Koshy

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