Form 10-K/A
period 2001-12-31
STEMCELLS INC
filed 2004-04-06
CIK 883975

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

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

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2002 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A are incorporated by reference in Part III of this report.

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

This amendment on Form 10-K/A amends the Annual Report of the Company on Form 10-K previously filed for the year ended December 31, 2001. This Annual Report on Form 10-K/A is filed in connection with the Company’s restatement of its consolidated financial statements for the year ended December 31, 2001. The Company has determined that it needs to restate the treatment of its continuing cost of operating the Company’s former corporate headquarters in Rhode Island in line with applicable accounting guidance, including EITF issue 94-3(B) - “Other Costs to Exit an Activity.” EITF issue 94-3(B) requires that, instead of expensing costs as incurred, the Company accrue what it can reasonably estimate as its carrying cost to an estimated fully leased or disposal date. Accordingly, in its restated financial statements for the year ended December 31, 2001, based on information estimated as of that date, the Company accrued an estimated $575,000 as wind-down expenses. (See footnote 1 and footnote 2 to the consolidated financial statements.)

ITEM 1. BUSINESS

OVERVIEW

We are engaged in research aimed at the development of therapies that would use stem and progenitor cells derived from fetal or adult sources to treat, and possibly cure, human diseases and injuries such as Parkinson’s disease, hepatitis, diabetes, and spinal cord injuries. The body uses certain key cells known as stem cells to produce all the functional mature cell types found in normal organs of healthy individuals. Progenitor cells are cells that have already developed from the stem cells, but can still produce one or more types of mature cells within an organ. We are not developing embryonic stem cells for therapeutic use.

Many diseases, such as Alzheimer’s, Parkinson’s, and other degenerative diseases of the brain or nervous system, involve the failure of organs that cannot be transplanted. Other diseases, such as hepatitis and diabetes, involve organs such as the liver or pancreas that can be transplanted, but there is a very limited supply of those organs available for transplant. We estimate, based on information available to us from the Alzheimer’s Association, the National Institutes of Health, the Centers for Disease Control and Prevention, and the Parkinson’s Action Network, that these conditions affect more than 20 million people in the United States and account for more than $190 billion annually in health care costs.

We believe that our stem cell technologies, if successfully developed, may provide the basis for effective therapies for these and other conditions. Our aim is to return patients to productive lives and significantly reduce the substantial health care costs often associated with these diseases and disorders. We have made significant progress toward developing stem cell therapies for the nervous system by identifying and characterizing the human central nervous system stem cell. We have also made significant advances in our search for the stem cells of the liver and the pancreas by identifying markers, some of which are novel, on the surface of cells so they can be isolated and tested to determine whether they are stem cells. We have established an intellectual property position in all three areas of our stem cell research—the nervous system, the liver and the pancreas—by patenting our discoveries and entering into exclusive in-licensing arrangements. We believe that, if successfully developed, our platform of stem cell technologies may create the basis for therapies that would address a number of conditions with significant unmet medical needs. We intend to concentrate our in-house efforts on our neural and liver programs and, for the present, to pursue work on the pancreas primarily through external collaborators.

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

THE POTENTIAL OF OUR STEM CELL-BASED THERAPY

We believe that, if successfully developed, stem cell-based therapy—the use of stem or progenitor cells to treat diseases—has the potential to provide a broad therapeutic approach comparable in importance to traditional pharmaceuticals and genetically engineered biologics.

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

OUR PLATFORM OF STEM CELL TECHNOLOGIES

Stem cells have two defining characteristics:

- some of the cells developed from stem cells produce all the kinds of mature cells making up the particular organ; and

- they self renew—that is, other cells developed from stem cells are themselves new stem cells, thus permitting the process to continue again and again.

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

Research and Product Development Programs

Program Description and Objective	Stage/Status(1)
Human Neural Stem Cell		Preclinical

Repair or replace damaged central nervous system tissue (including spinal cord, stroke-damaged tissue, and tissue affected by certain genetic disorders)	•	Demonstrated in vitro the ability to initiate and expand stem cell-containing human neural cultures and specialization into three types of central nervous system cells

	•	Demonstrated the ability to isolate neurosphere-initiating stem cells from human brain

	•	Demonstrated in rodent studies that transplanted human brain-derived stem cells are accepted and properly specialized into the three major cell types of the central nervous system

	•	Commenced preclinical testing of human neural stem cells in well-characterized small animal models of human diseases

Program Description and Objective	Stage/Status(1)
Liver Stem Cell		Research

Repair or replace liver tissue damaged or destroyed by cirrhosis and certain metabolic genetic diseases	•	Demonstrated the production of hepatocytes from purified mouse hematopoietic stem cells

	•	Identified in vitro culture assay for growth of human liver progenitor cells that express markers for both bile duct cells and hepatocytes

	•	Showed that the in vitro culture of human liver progenitor cells can also grow human hepatitis virus

	•	Demonstrated the engraftment and survival of human liver cells in an in vivo mouse model

Pancreas Islet Stem Cell		Research

Repair or replace damaged pancreas islet tissue	•	Identified markers on the surface of a rare population of human pancreatic cells

	•	Commenced testing enriched population of those cells in in vitro and in vivo small animal model

	•	Established consortium of external collaborators

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

BRAIN STEM AND PROGENITOR CELL RESEARCH AND DEVELOPMENT PROGRAM

We began our work with central nervous system stem and progenitor cell cultures in collaboration with NeuroSpheres, Ltd., in 1992. We believe that NeuroSpheres was the first to invent these cultures. We are the exclusive, worldwide licensee from NeuroSpheres to such inventions and associated patents and patent applications for all uses, including transplantation in the human body, as embodied in these patents. See “License Agreements and Sponsored Research Agreements—NeuroSpheres, Ltd.”

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

Since then, we have expanded our preclinical efforts in this area by initiating programs aimed at the discovery and use of specific monoclonal antibodies to facilitate identification and isolation of CNS and other stem and progenitor cells or their specialized progeny. Our researchers have devised methods to advance the IN VITRO culture and passage of human CNS stem cells that resulted in a 100-fold increase in CNS stem and progenitor cell production after 6 passages. A U.S. patent on those methods issued in May, 2001 (patent No. 6238922, “Use of collagenase in the preparation of neural stem cell cultures”). We are expanding our preclinical efforts toward the goal of selecting the proper indications to pursue.

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

- it opens the way to a better understanding of the properties of these cells and how they might be manipulated to treat specific diseases. For example, in certain genetic diseases such as Tay Sachs and Gaucher’s, a key metabolic enzyme required for normal development and function of the brain is absent. Brain-derived stem cells might produce enough enzyme after transplantation to degrade the toxic product build-up, or, if not enough enzyme is made naturally, the cells might be genetically modified to produce those proteins. The native or modified brain stem cells could be transplanted into patients with these genetic diseases;

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

There have been reports in the scientific community that bone marrow transplant patients show evidence of donor derived liver cells (hepatocytes). Our scientists (in conjunction with Markus Grompe, OHSU) showed that bone marrow derived hepatocytes are functional and can rescue mice in liver failure. Moreover, the only cells within the mouse bone marrow that are able to produce hepatocytes are highly purified hematopoietic stem cells—that is, stem cells of the blood and immune system, often referred to as HSCs. We believe that these studies in stem cell plasticity are the most rigorous studies performed to date and show the possibility of transitioning from one cell type to another.

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

In 2001, we established a consortium of academic investigators to work in collaboration with us on the human pancreatic stem and progenitor cells. This consortium includes Drs. Raphael Scharfmann and Bruno Peault of INSERM, in Paris, France, and Dr. Seung Kim of Stanford University. Through this consortium we have access to unique animal models for transplantation of candidate stem/progenitor cells. We have identified key monoclonal antibodies that identify a rare subset of pancreatic cells that may be candidate stem cells. For the present, we will be pursuing the program primarily through the external members of the consortium.

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

Our research agreement with Scripps expired at the end of 2000, and we do not intend to renew it at this time. It is our intention to pursue research on human stem and progenitor cells of the pancreas primarily through the consortium we have established with other academic researchers. Our license agreements with Scripps are not affected by the expiration of the research agreement. They will terminate upon expiration, revocation or invalidation of the patents licensed to us, unless governmental regulations require a shorter term. These license agreements also will terminate earlier if we breach our obligations under the agreement and do not cure the breach, or if we declare bankruptcy, and we can terminate the license agreements at any time upon notice. Upon the initiation of the Phase II trial for our first product using Scripps licensed technology, we must pay Scripps $50,000 and upon completion of that Phase II trial we must pay Scripps an additional $125,000. Upon approval of the first product for sale in the market, we must pay Scripps $250,000. Our license agreements with the California Institute of Technology (Cal Tech) will expire upon expiration, revocation, invalidation or abandonment of the patents licensed to us. We can terminate any of these license agreements by giving 30 days’ notice to Cal Tech. Either party can terminate these license agreements upon a material breach by the other party. Pursuant to the terms of our license agreement with Cal Tech and our acquisition of our wholly owned subsidiary, StemCells California, we issued 14,513 shares of our common stock to Cal Tech. We issued an additional 12,800 shares of common stock to Cal Tech with a market value of approximately $40,000 in May 2000, upon execution of an amendment adding four families of patent applications to the license agreement. We must pay an additional $10,000 upon the issuance of the patent licensed to us under the relevant agreement. We also will pay $5,000 on the anniversary of the issuance of the patent licensed to us under the relevant agreement. These amounts are creditable against royalties we must pay under the license agreements. The maximum royalties that we will have to pay to the California Institute of Technology will be $2 million per year, with an overall maximum of $15 million. Once we pay the $15 million maximum royalty, the licenses will become fully paid and irrevocable.

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

We own, or have filed, the following United States Patents and patent applications: U.S. Patent Number 5,968,829 (Human CNS neural stem cells); U.S. Patent Number 6,103,530 (Human CNS neural stem cells—culture media); Application Number WO 99/11758 (Cultures of human CNS neural stem cells); U.S. Patent Number 6,238,922 (Use of collagenase in the preparation of neural stem cell cultures); U.S. Patent Application Number WO 00/50572 (Use of collagenase in the preparation of neural stem cell cultures); Application Number WO 00/47762 (Enriched neural stem cell populations and methods of identifying, isolating, and enriching neural stem cells); Application Number WO 00/52143 (Isolation and enrichment of neural stem cells from uncultured tissue based on cell-surface marker expression); and Application Number WO 01/28574 (Method for inducing IN VIVO proliferation and migration of transplanted progenitor cells in the brain).

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

FDA APPROVAL

The steps required before our potential products may be marketed in the United States include:

Steps	Considerations
1. Preclinical laboratory and animal tests	Preclinical tests include laboratory evaluation of the product and animal studies in specific disease models to assess the potential safety and efficacy of the product and our formulation as well as the quality and consistency of the manufacturing process.

2. Submission to the FDA of an application for an Investigational New Drug Exemption, or IND, which must become effective before U.S. human clinical trials may commence	The results of the preclinical tests are submitted to the FDA as part of an IND, and the IND becomes effective 30 days following its receipt by the FDA, as long as there are no questions, requests for

Steps	Considerations
3. Adequate and well-controlled human clinical trials to establish the safety and efficacy of the product	delay or objections from the FDA. Clinical trials involve the evaluation of the product in healthy volunteers or, as may be the case with our potential products, in a small number of patients under the supervision of a qualified physician. Clinical trials are conducted in accordance with protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Any product administered in a U.S. clinical trial must be manufactured in accordance with clinical Good Manufacturing Practices, or cGMP, determined by the FDA. Each protocol is submitted to the FDA as part of the IND. The protocol for each clinical study must be approved by an independent Institutional Review Board, or IRB, at the institution at which the study is conducted and the informed consent of all participants must be obtained. The IRB will consider, among other things, the existing information on the product, ethical factors, the safety of human subjects, the potential benefits of the therapy and the possible liability of the institution.

Clinical development is traditionally conducted in three sequential phases, which may overlap:

• In Phase I, products are typically introduced into healthy human subjects or into selected patient populations to test for adverse reactions, dosage tolerance, absorption and distribution, metabolism, excretion and clinical pharmacology.

• Phase II involves studies in a limited patient population to (i) determine the efficacy of the product for specific targeted indications and populations, (ii) determine optimal dosage and dosage tolerance and (iii) identify possible adverse effects and safety risks. When a dose is chosen and a candidate product is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials begin.

Steps	Considerations
• Phase III trials are undertaken to conclusively demonstrate clinical efficacy and to test further for safety within an expanded patient population, generally at multiple study sites.

The FDA may review the clinical trial plans and results and may suggest changes or may require discontinuance of the trials at any time if significant safety issues arise.

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

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The common stock of StemCells is traded on the National Market System of NASDAQ under the Symbol STEM (Previously traded under the Symbol CTII until May 2000). The quarterly ranges of high and low bid prices for the last two fiscal years as reported by NASDAQ are shown below:

2001	High	Low
First Quarter	$3.56	$1.75
Second Quarter	$5.41	$1.56
Third Quarter	$7.00	$1.94
Fourth Quarter	$4.15	$2.07

2000	High	Low
First Quarter	$20.00	$1.38
Second Quarter	$8.06	$2.00
Third Quarter	$11.67	$3.53
Fourth Quarter	$6.75	$2.25

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

	Year ended December 31,
	2001	2000	1999	1998	1997
	RESTATED (4)
		(in thousands, except per share amounts)
Consolidated Statement of Operations
Revenue from collaborative and licensing agreements (1)	$—	$74	$5,022	$8,803	$10,617
Revenue from grants	505	—	—	—	—
Revenue from assignment of rights to technology	300	—	—	—	—

	Year ended December 31,
	2001	2000	1999	1998	1997
	RESTATED (4)
		(in thousands, except per share amounts)
Total revenue	805	74	5,022	8,803	10,617
Research and development expenses	8,603	5,979	9,984	17,659	18,604
Acquired research and development	—	—	—	—	8,344
Encapsulated Cell Technology wind-down and corporate relocation (2)	575	3,327	6,048	—	—
Net loss before cumulative effect of change in accounting principle	(4,021)	(11,125)	(15,709)	(12,628)	(18,114)
Basic and diluted net loss per share available to common shareholders before cumulative effect of an accounting change.	$(0.25)	$(0.57)	$(0.84)	$(0.69)	$(1.08)
Cumulative effect of a change in accounting principle	—	$(0.01)	—	—	—

Net loss per share applicable to common shareholders	$(0.25)	$(0.58)	$(0.84)	$(0.69)	$(1.08)
Shares used in computing basic and diluted net loss per share	22,242	20,068	18,708	18,291	16,704

			December 31,
	2001	2000	1999	1998	1997
	RESTATED (4)
			(in thousands)
Consolidated Balance Sheet
Cash and cash equivalents	$13,697	$6,069	$4,760	$17,386	$29,050
Restricted investments	—	16,356	—	—	—
Total assets	20,803	29,795	15,781	32,866	44,301
Long-term debt, including capital leases	2,316	2,605	2,937	3,762	4,108
Redeemable common stock	—	—	5,249	5,249	5,583
Redeemable preferred stock(3)	2,663	1,283	5,249	5,249	5,583
Stockholders’ equity	12,633	21,699	3,506	17,897	28,900

(1) See footnote 3 in the consolidated financial statements

(2) See footnote 2 in the consolidated financial statements

(3) See footnote 11 in the consolidated financial statements

(4) 2001 amounts have been restated for the revision to the accrual of wind-down expenses, see footnote 1 and footnote 2 in the consolidated financial statements

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

RESTATED (See footnote 1 and footnote 2 to consolidated financial statements)

Revenues totaled $805,000, $74,000 and $5,022,000 for the years ending December 31, 2001, 2000 and 1999, respectively. Revenues for 2001 are from grants received from the National Institute of Health’s Small Business Innovation Research (SBIR) office for research relating to our Neural & Liver stem cell programs ($505,000) and from the assignment to Modex Therapeutics, Ltd., of our retained rights to a portion of certain possible future revenues arising out of our sale of our former Encapsulated Cell Technology (ECT) to Neurotech, S.A.($300,000). Revenues for 2000 were from Neurotech, SA. in return for that sale of our ECT intellectual property assets described above under “Research and Development Programs” above. Revenues for 1999 were from collaborative agreements, earned primarily from a Development, Marketing and License Agreement with AstraZeneca Group plc, which was signed in March 1995 and which related to the ECT. The decrease in revenues from 1999 to 2000 resulted primarily from the June 1999 termination of the agreement with AstraZeneca. The increase from 2000 to 2001 was primarily due to the receipt of money from grants. There were no receipts from grants in 2000.

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

General and administrative expenses were $3,788,000 in 2001, compared with $3,361,000 in 2000 and $4,927,000 in 1999. The increase of $427,000 or 13%, from 2000 to 2001 was primarily attributable to the related costs of an increase in personnel, which included the hiring of senior management personnel as part of the reorganization and consolidation of our operations in California, and the costs related to leasing a larger facility. The decrease of $1,566,000 or 32% from 1999 to 2000 was due to the wind-down of our ECT and relocation of our headquarters in October 1999 from Rhode Island to California.

Wind-down expenses related to our ECT research, our Rhode Island operations and the transfer of our headquarters to California totaled $575,000, $3,327,000 and $6,048,000 for 2001, 2000 and 1999, respectively. 1999 expenses included accruals of approximately $1.6 million for employee severance costs, $1.9 million in losses and reserves for the write-down of related patents and fixed assets, $1.2 million for our costs of settlement of a 1989 funding agreement with the Rhode Island Industrial Recreational Building Authority, $700,000 of estimated additional carrying costs through June 30, 2000, and other related expenses totaling $760,000.

During 2000, we incurred approximately $290,000 of costs in excess of the amounts accrued as of December 31, 1999 for the carrying costs, including lease payments, property taxes and utilities, through the expected June 30, 2000 disposition of the Rhode Island facilities. During the third and fourth quarters of 2000 we incurred additional $1.3 million in carrying costs for the Rhode Island facilities, as we were unable to dispose of them as expected. We created a reserve of $1,780,000 related to the carrying costs for the Rhode Island facilities through 2001. In the year 2001 we utilized all of the reserve and subsequently, as of the end of 2001, revised our estimates by establishing an additional reserve of $575,000 related to the rent and operating expenses net of subtenant rent income for our former corporate headquarters in Rhode Island. This estimate was based in part on the information provided by our broker/realtor in Rhode Island as to the projected amount of time it would take until the facility would be fully occupied. We have subleased substantial portions of the facilities and are actively seeking to sublease, assign or sell our remaining interests in the properties. However, there can be no assurance that we will be able to dispose of these facilities in a reasonable time, if at all. As we cannot predict the exact fully leased or disposal date of these properties, we will continue to evaluate and record all future estimated expenses based on periodic estimates of the date at which the facility would be fully leased or disposed of.

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

The net loss in 2001, 2000 and 1999 was $4,021,000, $11,125,000, and $15,709,000, respectively. The loss per share applicable to common shareholders was $0.25, $0.57 and $0.84 in 2001, 2000 and 1999, respectively. The decrease from 2000 to 2001 is primarily attributable to a realized gain of $7,782,000 from our sale of Modex shares in 2001, offset by an increase in operating expenses attributable to an increase in personnel and our move to a larger facility. The decrease from 1999 to 2000 was primarily attributable to the wind-down of our encapsulated cell technology research and our Rhode Island operations and offset by the elimination of revenue from the Astra Agreement.

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

In 2000 we recorded an initial deemed dividend aggregating $481,000 related to the 6% Cumulative Convertible Preferred Stock (see note 11 to the financial statements). The dividend reflects the value of warrants issued and the beneficial conversion feature. In November 2000, the FASB issued Emerging Issues Task Force Issue No. 00-27, “Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments” (“EITF 00-27”). Prior to the adoption of EITF 00-27, we recognized $265,000 of deemed dividends on preferred stock. Upon adoption of the new accounting principle, we have presented an additional deemed dividend of $216,000 as a cumulative effect of a change in accounting principle as allowed for in EITF 00-27.

In 2001, we recorded additional deemed dividends of $802,000 for the beneficial conversion feature of the 6% Cumulative Convertible Preferred Stock which resulted from the subsequent change to the effective conversion price of those shares due to the issuance in 2001 of adjustable warrants in connection with the common stock financing transaction with Millennium Partners, LP.

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

With the exception of operating leases for facilities, we have not entered into any off balance sheet financial arrangements and have not established any special purpose entities. We have not guaranteed any debts or commitments of other entities or entered into any options on non-financial assets. During 2001, we were party to a space-sharing agreement entered into between us and Celtrans, LLC. Dr. Irving Weissman, a member of our Board of Directors and Chairman of our Scientific Advisory Board, was interim Chief Executive Officer and is a member of the Board of Managers of Celtrans, a privately-owned biotechnology company that is also a tenant in the building in which the Company is located. Under the agreement, which was effective as of September 1, 2001, Celtrans or, with our approval, a subtenant of Celtrans, may use certain animal space in our facility, which we do not currently require for our own use. Celtrans pays the Company $16,122 per month under the space- sharing agreement, at the same rate per square foot as we receive from Stanford University, with which we also have an agreement for sharing the animal facility. In addition, Dr. Weissman remains a consultant to us under an agreement entered in 1997.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (Statement 141). This Statement addresses financial accounting and reporting for business combinations. Statement 141 supersedes APB Opinion No. 16, Business Combinations, and amends or supersedes a number of interpretations of that Opinion. Statement 141 requires that (1) all business combinations be accounted for by a single method—the purchase method, (2) all intangible assets acquired in a business combination are to be recognized as assets apart from goodwill if they meet one of two criteria—the contractual-legal criterion or the separability criterion and (3) in addition to the disclosure requirements in Opinion 16, disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. When the amounts of goodwill and intangible assets acquired are significant in relation to the purchase price paid, disclosure of other information about those assets is required, such as the amount of goodwill by reportable segment and the amount of the purchase price assigned to each major intangible asset class. The provisions of Statement 141 apply to all business combinations initiated after June 30, 2001. Statement 141 also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Company will adopt the provisions of Statement 141 for any business combinations that may be initiated.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles” (“Statement 142”). Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their estimated useful lives. StemCells has not recorded any goodwill or indefinite lived intangible assets prior to December 31, 2001. The adoption of this statement as of January 1, 2002 will not have a material impact on the Company’s financial position, results of operations or cash flow.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a disposal of a segment of a business.” Statement 144 is effective for fiscal years beginning after December 15, 2001. The Company will adopt Statement 144 as of January 1, 2002 and it does not expect that the adoption of the Statement will have a significant impact on the Company’s financial position and results of operations.

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
STEMCELLS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Stockholders and Board of Directors
StemCells, Inc.

We have audited the accompanying consolidated balance sheets of StemCells, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in redeemable convertible preferred stock and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 1, the consolidated financial statements for the year ended December 31, 2001 have been restated.

/s/ ERNST & YOUNG LLP

Palo Alto, California
February 12, 2002, except for Note 1 - Restatement of Financial Statements, as to which the date is March 31, 2004

StemCells, Inc.

Consolidated Balance Sheets

	December 31,
	2001
	RESTATED	2000
Assets
Current assets:
Cash and cash equivalents	$13,697,195	$6,068,947
Short-term restricted investments	—	16,356,334
Accrued interest receivable	4,638	16,725
Other receivable	49,590	—
Other current assets	361,636	524,509

Total current assets	14,113,059	22,966,515
Property held for sale	3,203,491	3,203,491
Property, plant and equipment, net	1,219,319	1,451,061
Other assets, net	2,267,207	2,173,912

Total assets	$20,803,076	$29,794,979

Liabilities, redeemable convertible preferred stock, and stockholders’ equity
Current liabilities:
Accounts payable	$578,270	$526,191
Accrued expenses	499,165	837,358
Accrued wind-down costs	575,000	1,780,579
Current maturities of capital lease obligations	289,167	332,083

Total current liabilities	1,941,602	3,476,211
Capital lease obligations, less current maturities	2,315,833	2,605,000
Deposits	129,897	26,000
Deferred rent	1,120,005	705,746

Total liabilities	5,507,337	6,812,957

	December 31,
	2001
	RESTATED	2000
Redeemable Convertible Preferred Stock, $0.01 par value; 1,000,000 shares authorized issuable in series:
3% Cumulative Convertible Preferred Stock, 5,000 shares issued and 4,000 shares outstanding at December 31, 2001, none at December 31, 2000 (aggregate liquidation preference of $5,000,000 at December 31, 2001)	1,379,682	—
6% Cumulative Convertible Preferred Stock, 2,626 designated as 6%, 1,500 shares issued and outstanding at December 31, 2001 and 2000 (aggregate liquidation preference of $1,500,000 at December 31, 2001)	1,283,250	1,283,250
Stockholders’ equity:
Common stock, $.01 par value; 45,000,000 shares authorized; 24,220,021 and 20,956,887 shares issued and outstanding at December 31, 2001 and 2000, respectively	242,200	209,569
Additional paid-in capital	149,180,388	138,366,817
Accumulated deficit	(134,519,684)	(130,498,187)
Accumulated other comprehensive income	—	16,356,334
Deferred compensation	(2,270,097)	(2,735,761)

Total stockholders’ equity	12,632,807	21,698,772

Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$20,803,076	$29,794,979

See accompanying notes to consolidated financial statements.

StemCells, Inc.

Consolidated Statements of Operations

	Year ended December 31,
	2001
	RESTATED	2000	1999
Revenue from collaborative and licensing agreements	$—	$74,300	$5,021,707
Revenue from grants	505,231

	Year ended December 31,
	2001
	RESTATED	2000	1999
Revenue from assignment of rights to technology	300,000	—	—

Total revenues	805,231	74,300	5,021,707
Operating expenses:
Research and development	8,603,444	5,979,007	9,984,027
General and administrative	3,787,759	3,361,231	4,927,303
Encapsulated Cell Therapy wind-down and corporate relocation	575,000	3,327,360	6,047,806

	12,966,203	12,667,598	20,959,136

Loss from operations	(12,160,972)	(12,593,298)	(15,937,429)
Other income (expense):
Interest income	200,766	303,746	564,006
Interest expense	—	(272,513)	(335,203)
Gain on sale of short-term investment	7,782,398	1,427,686	—
Loss on disposal of property, plant and equipment	(30,477)	—	—
Other income	186,788	8,902	—

	8,139,475	1,467,821	228,803

Net loss	(4,021,497)	(11,125,477)	(15,708,626)
Deemed dividend to preferred shareholders	(1,545,917)	(265,000)	—
Net loss applicable to common shareholders before cumulative effect of change in accounting principle	(5,567,414)	(11,390,477)	(15,708,626)
Cumulative effect of a change in accounting principle	—	$(216,000)	—

Net loss applicable to common share holders	$(5,567,414)	$(11,606,477)	$(15,708,626)

Basic and diluted net loss per share applicable to commons share holders before cumulative effect	$(0.25)	$(0.57)	$(0.84)
Cumulative effect of a change in accounting principle	—	$(0.01)	—
Basic and diluted net loss per share applicable to commons share holders	$(0.25)	$(0.58)	$(0.84)

	Year ended December 31,
	2001
	RESTATED	2000	1999
Shares used in computing basic and diluted net loss per share	22,241,564	20,067,760	18,708,838

See accompanying notes to consolidated financial statements.

STEM CELLS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY

	Redeemable
	Common Stock		Common Stock		Additional Paid-in
	Shares	Amount	Shares	Amount	Capital
Balances, December 31, 1998	524,337	$5,248,610	17,800,323	$178,003	$122,861,606
Issuance of common stock	—	—	196,213	1,962	318,221
Issuance of common stock under the stock purchase plan	—	—	57,398	574	41,619
Common stock issued pursuant to employee benefit plan	—	—	90,798	908	102,502
Exercise of stock options	—	—	490,833	4,908	513,534
Deferred compensation— amortization and cancellations	—	—	—	—	80,276
Change in unrealized losses on marketable securities	—	—	—	—	—
Net loss	—	—	—	—	—
Comprehensive loss

Balances, December 31, 1999	524,337	$5,248,610	18,635,565	$186,355	$123,917,758

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated
		Other		Total
	Accumulated	Comprehensive	Deferred	Stockholders’
	Deficit	Income (Loss)	Compensation	Equity
Balances, December 31, 1998	$(103,664,084)	$(5,198)	$(1,472,919)	$17,897,408
Issuance of common stock				320,183
Issuance of common stock under the stock purchase plan	—	—	—	42,193
Common stock issued pursuant to employee benefit plan	—	—	—	103,410
Exercise of stock options	—	—	—	518,442
Deferred compensation— amortization and cancellations	—	—	247,919	328,195
Change in unrealized losses on marketable securities	—	5,198	—	5,198
Net loss	(15,708,626)	—	—	(15,708,626)

Comprehensive loss				(15,703,428)

Balances, December 31, 1999	$(119,372,710)	$—	$(1,225,000)	$3,506,403

STEMCELLS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (CONTINUED)

			Redeemable
	Redeemable Common		Convertible
	Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, December 31, 1999	524,337	$5,248,610	—	—	18,635,565	$186,355
Issuance of common stock to Millennium Partners LP, net of issuance costs of $598,563	—	—	—	—	1,104,435	11,044
Issuance of common stock related to license agreements	—	—	—	—	77,800	778
Common stock issued pursuant to employee benefit plan	—	—	—	—	6,672	68
Exercise of employee stock options	—	—	—	—	608,078	6,081
Redeemable common stock conversion	(524,337)	(5,248,610)	—	—	524,337	5,243
Issuance of 6% convertible preferred stock	—	—	1,500	1,283,250	—	—
Deferred compensation	—	—	—	—	—	—

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Accumulated
	Additional		Other		Total
	Paid-in	Accumulated	Comprehensive	Deferred	Stockholders’
	Capital	Deficit	Income (Loss)	Compensation	Equity
Balances, December 31, 1999	$123,917,758	$(119,372,710)	$—	$(1,225,000)	$3,506,403
Issuance of common stock to Millennium Partners LP, net of issuance costs of $598,563	4,390,393	—	—	—	4,401,437
Issuance of common stock related to license agreements	364,222	—	—	—	365,000
Common stock issued pursuant to employee benefit plan	27,112	—	—	—	27,180
Exercise of employee stock options	651,828	—	—	—	657,909
Redeemable common stock conversion	5,243,367	—	—	—	5,248,610
Issuance of 6% convertible preferred stock	216,750	—	—	—	216,750
Deferred compensation	3,555,387	—	—	(3,555,387)	—

Redeemable
	Redeemable Common		Convertible
	Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Amortization of deferred compensation	—	—	—	—	—	—
Unrealized gain on short- term restricted investments	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Comprehensive income

Balances , December 31, 2000	—	—	1,500	$1,283,250	20,956,887	$209,569

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Accumulated
	Additional		Other		Total
	Paid-in	Accumulated	Comprehensive	Deferred	Stockholders’
	Capital	Deficit	Income (Loss)	Compensation	Equity
Amortization of deferred compensation		—	—	2,044,626	2,044,626
Unrealized gain on short- term restricted investments	—	—	16,356,334	—	16,356,334
Net loss	—	(11,125,477)	—	—	(11,125,477)

Comprehensive income					5,230,857

Balances , December 31, 2000	$138,366,817	($130,498,187)	$16,356,334	($2,735,761)	$21,698,772

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STEMCELLS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (CONTINUED)

	Redeemable
	Convertible
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balances at, December 31, 2000	1,500	$1,283,250	20,956,887	$209,569
Issuance of common stock related to equity financing net of issuance cost $396,593	—	—	707,947	7,079
Exercise of warrants	—	—	1,856,333	18,563
Issuance of redeemable 3% convertible preferred stock, net of issuance cost $272,485	5,000	1,542,515	—	—
Conversion of redeemable convertible preferred shares to common stock	(1,000)	(906,500)	500,125	5,001
Accretion of redeemable preferred stock	—	743,667	—	—
Common stock issued pursuant to employee benefit plan	—	—	28,221	283
Exercise of employee and consultant stock options	—	—	170,508	1,705
Compensation expense from grant of options	—	—

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Accumulated
	Additional		Other		Total
	Paid-in	Accumulated	Comprehensive	Deferred	Stockholders’
	Capital	Deficit	Income (Loss)	Compensation	Equity
Balances at, December 31, 2000	$138,366,817	$(130,498,187)	$16,356,334	$(2,735,761)	$21,698,772
Issuance of common stock related to equity financing net of issuance cost $396,593	3,596,328	—	—	—	3,603,407
Exercise of warrants	2,230,603	—	—	—	2,249,166
Issuance of redeemable 3% convertible preferred stock, net of issuance cost $272,485	3,185,000	—	—	—	3,185,000
Conversion of redeemable convertible preferred shares to common stock	901,499	—	—	—	906,500
Accretion of redeemable preferred stock	(743,667)	—	—	—	(743,667)
Common stock issued pursuant to employee benefit plan	71,882	—	—	—	72,165
Exercise of employee and consultant stock options	242,833	—	—	—	244,538
Compensation expense from grant of options	552,349	—	—	—	552,349

Redeemable
Convertible
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Deferred compensation	—	—	—	—
Amortization of deferred compensation	—	—	—	—
Realized gain on short- term investments	—	—	—	—
Unrealized loss on short- term investments	—	—	—	—
Net loss (RESTATED)	—	—	—	—
Comprehensive loss			—	—

Balances, December 31, 2001 (RESTATED)	5,500	$2,662,932	24,220,021	$242,200

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Accumulated
	Additional		Other		Total
	Paid-in	Accumulated	Comprehensive	Deferred	Stockholders’
	Capital	Deficit	Income (Loss)	Compensation	Equity
Deferred compensation	776,744	—	—	(776,744)	—
Amortization of deferred compensation	—	—	—	1,242,408	1,242,408
Realized gain on short- term investments	—	—	(7,782,398)	—	(7,782,398)
Unrealized loss on short- term investments	—	—	(8,573,936)	—	(8,573,936)
Net loss (RESTATED)	—	(4,021,497)	—	—	(4,021,497)
Comprehensive loss	—	—	—	—
					(4,021,497)

Balances, December 31, 2001 (RESTATED)	$149,180,388	($134,519,684)	$—	($2,270,097)	$12,632,807

STEMCELLS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2001
	RESTATED	2000	1999
Cash flows from operating activities:
Net loss	$(4,021,497)	$(11,125,477)	$(15,708,626)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	648,273	738,593	1,717,975
Amortization of deferred compensation	1,242,408	2,044,627	328,195
Compensation expense related to the grant of stock options	563,872	—	—
Fair market adjustment for property held for sale	—	—	300,000
Other non-cash charges	—	—	320,183
Gain on sale of short-term investments	(7,782,398)	(1,427,686)	—
Gain on sale of rights to technology	(300,000)	—	—
Loss on disposal of fixed assets	30,477	—	1,117,286
Loss on sale of intangibles	—	—	440,486
Changes in operating assets and liabilities:
Accrued interest receivable	12,087	25,488	164,397
Other receivable	(49,590)	3,000,000	—
Other current assets	162,873	315,213	283,000
Other assets, net	(196,432)	—	—
Accounts payable and accrued expenses	(1,344,195)	(92,255)	1,344,142
Accrued rent	414,259	203,393	279,680
Deposits	103,896	—	—
Deferred revenue	—	—	(2,500,000)

Net cash used in operating activities	(10,515,967)	(6,318,104)	(11,913,282)
Cash flows from investing activities:
Proceeds from sale of short-term investments	7,782,398	1,427,686	—
Purchases of marketable securities	—	—	(4,397,676)
Proceeds from sales of marketable securities	—	—	13,923,813
Purchases of property, plant and equipment	(334,321)	(151,212)	(192,747)
Proceeds on sale of fixed assets	40,795	—	746,448
Acquisition of other assets	(50,344)	(886,751)	(558,311)
Proceeds from sale of rights to technology, net	300,000	—	—
Disposal of other assets	—	—	440,486

Net cash provided by investing activities	7,738,528	389,723	9,962,013
Cash flows from financing activities:
Proceeds from issuance of common stock, net	5,852,573	4,401,437	145,603
Proceeds from the exercise of stock options	157,682	685,089	518,442
Common stock issued for agreements	—	365,000	—
Proceeds from issuance of preferred stock, net	4,727,515	1,500,000	—
Change in debt service fund	—	609,905	—
Repayments of debt and lease obligations	(332,083)	(324,167)	(1,817,500)

Net cash provided by (used in) financing activities	10,405,687	7,237,264	(1,153,455)

	Year ended December 31,
	2001
	RESTATED	2000	1999
Increase (decrease) in cash and cash equivalents	7,628,248	1,308,883	(3,104,724)
Cash and cash equivalents at beginning of year	6,068,947	4,760,064	7,864,788

Cash and cash equivalents at end of the year	$13,697,195	$6,068,947	$4,760,064

Supplemental disclosure of cash flow information:
Interest paid	$246,328	$272,513	$335,203

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
STEMCELLS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

StemCells, Inc. (the “Company”) is a biopharmaceutical company that operates in one segment, engaged in the development of novel stem cell therapies designed to treat human diseases and disorders. Since inception, the Company has incurred annual losses and negative cash flows from operations and has an accumulated deficit of approximately $134.5 million at December 31, 2001. The Company has not derived revenues from the sale of products, and does not expect to receive revenues from product sales for at least several years.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include accounts of the Company and StemCells California, Inc., a wholly owned subsidiary. Significant inter-company balances and transactions have been eliminated on consolidation.

RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its consolidated financial statements for the year ended December 31, 2001. The Company has determined that it needs to restate the treatment of its continuing cost of operating the Company’s former corporate headquarters in Rhode Island in line with applicable accounting guidance, including EITF issue 94-3(B) - “Other Costs to Exit an Activity.” EITF issue 94-3(B) requires that, instead of expensing costs as incurred, the Company accrue what it can reasonably estimate as its carrying cost to an estimated fully leased or disposal date. Accordingly, in its restated financial statements for the year ended December 31, 2001, based on information estimated as of that date, the Company accrued $575,000 as estimated wind-down expenses. The restatement increased net loss applicable to common shareholders by $575,000 or $0.03 per share. (See footnote 2 to the consolidated financial statements.)

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

COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other comprehensive income. The only component of other comprehensive income is unrealized gains and losses on our available-for-sale securities. Comprehensive income has been disclosed in the statement of changes in redeemable preferred stock and stockholders’ equity.

PROPERTY, PLANT AND EQUIPMENT

As a result of the Company’s decision to wind down the encapsulated cell technology and relocate its corporate headquarters to California, certain property considered by management to no longer be

STEMCELLS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2001

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

necessary has been made available for sale or lease. The aggregate carrying value of such property has been reviewed by management, subject to appraisal and adjusted downward to estimated market value.

Property, plant and equipment, including that held under capital lease obligations, is stated at cost and depreciated using the straight-line method over the estimated life of the respective asset, or the lease term if shorter, as follows:

Building and improvements.	3 - 15 years
Machinery and equipment.	3 - 10 years
Furniture and fixtures.	3 - 10 years

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

STEMCELLS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (Statement 141). This Statement addresses financial accounting and reporting for business combinations. Statement 141 supersedes APB Opinion No. 16, Business Combinations, and amends or supersedes a number of interpretations of that Opinion. Statement 141 requires that (1) all business combinations be accounted for by a single method—the purchase method, (2) all intangible assets acquired in a business combination are to be recognized as assets apart from goodwill if they meet one of two criteria—the contractual-legal criterion or the separability criterion and (3) in addition to the disclosure requirements in Opinion 16, disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. When the amounts of goodwill and intangible assets acquired are significant in relation to the purchase price paid, disclosure of other information about those assets is required, such as the amount of goodwill by reportable segment and the amount of the purchase price assigned to each major intangible asset class. The provisions of Statement 141 apply to all business combinations initiated after June 30, 2001. Statement 141 also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Company will adopt the provisions of Statement 141 for any business combinations that may be initiated.

STEMCELLS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2001

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles” (“Statement 142”). Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their estimated useful lives. The Company has not recorded any goodwill or indefinite lived intangible assets prior to December 31, 2001. The adoption of this statement as of January 1, 2002 will not have a material impact on the Company’s financial position, results of operations or cash flow.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a disposal of a segment of a business.” Statement 144 is effective for fiscal years beginning after December 15, 2001. The Company will adopt Statement 144 as of January 1, 2002 and it does not expect that the adoption of the Statement will have a significant impact on the Company’s financial position and results of operations.

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

Wind-down expenses totaled $575,000, $3,327,360 and $6,047,806, for the year ended December 31, 2001, 2000 and 1999, respectively. These expenses relate to the wind-down of our encapsulated cell technology research and other Rhode Island operations and the transfer of the corporate headquarters to California.

At December 31, 1999, the Company’s $1.6 million wind-down reserve included approximately $1.2 million for the RIPSAT settlement and approximately $0.4 million for Rhode Island facility for the estimated lease payments and operating costs of the Rhode Island facilities through an expected disposal date of June 30, 2000. In 2000 the Company settled with RIPSAT, paid $1.2 million and paid 0.4 million related to Rhode Island facilities. The Company did not sublet the Rhode Island facilities in 2000 and therefore made a change in estimate to accrue additional expenses of $3.3 million to cover operating lease payments, utilities, taxes, insurance, maintenance, interest and other non-employee expenses through 2001. In the year 2001 the Company paid $1.7 million of expenses which were recorded against the reserve. In the year 2001 we utilized all of the reserve and subsequently as of the end of 2001 revised our estimate by establishing an additional reserve of $575,000 related to the rent and operating expenses net of subtenant rent income for our former corporate headquarters in Rhode Island. This estimate was based in part on the information provided by our broker/realtor in Rhode Island as to the length of time that would probably be required to have the facility fully occupied. We have subleased portions of the facilities and are actively seeking to sublease, assign or sell our remaining interests in the properties. However, there can be no assurance that we will be able to fully lease or dispose of these facilities in a reasonable time, if at all. As we cannot predict the exact disposal date of these properties, we will continue to evaluate and record all future estimated expenses periodically, based on an estimated fully leased or disposed-of date.

A description of wind-down expenses, including the amounts and periods of recognition, are as follows:

	YEAR ENDED
	DECEMBER 31,	YEAR ENDED	YEAR ENDED
	2001	DECEMBER 31,	DECEMBER 31,
	RESTATED	2000	1999
Employee severance costs	—	—	$1,554,000
Impairment losses (1):
Fixed assets	—	—	800,000
ECT Patents	—	—	260,000

	—	—	1,060,000
Rhode Island facilities carrying costs(2):
Corporate headquarters	$575,000	$3,327,000	702,000
Pilot manufacturing plant	—	—	562,000

	575,000	3,327,000	1,264,000
Employee outplacement	—	—	200,000
RIPSAT settlement (3)	—	—	1,172,000
Loss on sale of assets (4)
Fixed assets	—	—	318,000
ECT Patents	—	—	180,000

	—	—	498,000
Write-down of pilot plant(5)	—	—	300,000

	$575,000	$3,327,000	$6,048,000

(1) Management’s estimate of the fixed asset impairment was derived from communications with an outside auction house. The patent impairment loss was based on preliminary negotiations with parties interested in acquiring the patents.

(2) Facilities carrying costs include operating lease payments, utilities, property taxes, insurance, maintenance, interest and other non-employee related expenses necessary to maintaining these facilities through December 31, 2001

(3) The Company originally received funding from the Rhode Island Partnership for Science and Technology (RIPSAT) for purposes of conducting ECT activities conditioned upon maintaining the operation within the state. RIPSAT claimed that the Company’s decision to exit ECT activities and close the Rhode Island operation was in violation of the funding arrangement and that the Company was obligated to return a portion of the funding proceeds. Although the Company disputed these claims, during the fourth quarter of 1999, management determined it was in the best interest of the Company to settle the issue.

(4) The Company held an auction to sell all ECT fixed assets. Proceeds from that sale resulted in a loss, which was related to machinery and equipment ($292,000), and furniture and fixtures ($26,000).

(5) The write-down of the pilot plant was based on an independent property appraisal.

Property held for sale at December 31, 2001 and 2000, consisted of $3.2 million relating to the Company’s pilot plant facility located in Lincoln, Rhode Island. The Company suspended depreciation of these assets in 1999. The balance reflected a $300,000 impairment loss included as part of the additional wind-down expenses.

3. STEMCELLS CALIFORNIA, INC.

In September 1997, a merger of a wholly owned subsidiary of the Company and StemCells California, Inc. was completed. As part of the acquisition of StemCells, Richard M. Rose, M.D., became President, Chief Executive Officer and director of the Company and Dr. Irving Weissman became a director of the Company. Upon consummation of the merger, the Company entered into consulting arrangements with the principal scientific founders of StemCells: Dr. Irving Weissman, Dr. Fred H. Gage and Dr. David Anderson. Additionally, in connection with the merger, the Company was granted an option by the former shareholders of StemCells to repurchase 500,000 of the Company’s shares of Common Stock exchanged for StemCells shares, upon the occurrence of certain events. To attract and retain Drs. Rose, Weissman, Gage and Anderson, and to expedite the progress of the Company’s stem cell program, the Company awarded these individuals options to acquire a total of approximately 1.6 million shares of the Company’s common stock, at an exercise price of $5.25 per share, the quoted market price at the grant date. The Company also designated a pool of 400,000 options to be granted to persons in a position to make a significant contribution to the success of the stem cell program. Under the original grants, approximately 100,000 of these options were exercisable immediately on the date of grant, 1,031,000 of these options would vest and become exercisable only upon the achievement of specified milestones related to the Company’s stem cell development program and the remaining 468,750 options would vest over eight years. In connection with the 468,750 options issued to a non-employee, Dr. Anderson, the Company recorded deferred compensation of $1,750,000, the fair value of such options at the date of grant, which will be amortized over an eight-year period. The deferred compensation expense associated with the unvested portion of the grants as of December 31, 2001 was $968,000. The fair value was determined using the Black-Scholes method.

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

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	DECEMBER 31,
	2001	2000
Building and improvements	$715,397	$703,095
Machinery and equipment	1,884,581	1,766,448
Furniture and fixtures	273,999	188,736

	2,873,977	2,658,279
Less accumulated depreciation and amortization	(1,654,658)	(1,207,218)

	$1,219,319	$1,451,061

Depreciation expense was $495,000, $451,000, and $1,436,000 for the years ending December 31, 2001, 2000 and 1999, respectively.

Certain property, plant and equipment in Rhode Island were acquired under capital lease obligations. These assets totaled $5,827,000 at December 31, 2001 and 2000, respectively, with related accumulated amortization of $2,747,000 at December 31, 2001 and 2000, respectively. As a result of the Company’s decision to wind down its operations in Rhode Island and relocate to California, this property has been classified as held for sale.

7. OTHER ASSETS, NET

Other assets are as follows:

	DECEMBER 31,
	2001	2000
Patents, net	$854,974	$629,203
License agreements, net	380,092	669,000
Security deposit — building lease	752,500	750,000
Deposit — other	4,641	16,321
Deferred financing costs, net	—	109,388
Restricted Cash — (Letter of Credit)	275,000	—

	$2,267,207	$2,173,912

At December 31, 2001 and 2000, accumulated amortization was $1,293,000 and $1,140,000, respectively, for patents and license agreements.

8. ACCRUED EXPENSES

Accrued expenses are as follows:

	DECEMBER 31,
	2001	2000
External services	$88,649	$219,051
Employee compensation	173,645	109,007
Other	236,871	509,300

	$499,165	$837,358

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

As of February 1, 2001, the Company entered into a 5-year lease for a 40,000 square foot facility located in the Stanford Research Park in Palo Alto, CA. The new facility includes space for animals, laboratories, offices, and a GMP (Good Manufacturing Practices) suite. GMP facilities can be used to manufacture materials for clinical trials. The rent will average approximately $3.15 million per year over the term of the lease. In addition the Company has issued a letter of credit amounting to $275,000 to serve as a deposit for the duration of the lease. The lease has a rent escalation clause and accordingly, the Company is recognizing rent expense on a straight-line basis. At December 31, 2001 the Company had $201,477 in deferred rent expense for this facility. The lease on the Company’s former Sunnyvale headquarters was terminated on August 31, 2001.

As of December 31, 2001, future minimum lease payments and sublease income under operating and capital leases and principal payments on equipment loans are as follows:

	CAPITAL	OPERATING	SUBLEASE
	LEASES	LEASES	INCOME
2002	$519,719	$2,308,838	$1,265,692
2003	436,909	4,568,274	2,000,746
2004	425,713	4,677,197	2,016,578
2005	412,587	4,789,388	2,072,545
2006	401,289	1,268,120	675,653
Thereafter	1,910,288	7,529,296	—

Total minimum lease payments	4,106,505	$25,141,113	$8,031,214
Less amounts representing interest	1,501,505	—	—

Present value of minimum lease payments	2,605,000	—	—
Less current maturities	289,167	—	—

Capitalized lease obligations, less current maturities	$2,315,833	—	—

Rent expense for the years ended December 31, 2001, 2000 and 1999, was $2,629,000, $1,111,000 and $947,000 respectively.

10. GRANTS

In February 2001, the Company was awarded a two-year, $300,000 per year grant from the National Institutes of Health’s Small Business Innovation Research (SBIR) office. The grant, which will support joint work with virologist Dr. Jeffrey Glenn at Stanford University, is aimed at characterizing the human cells that can be infected by human hepatitis viruses and to develop a small animal model using the cells that are most infectable by these viruses to develop screening assays and identify novel drug for the disease. The Company received $300,000, of which $150,367 represents the Company’s share of the joint effort through June 30, 2001 and has been recognized as revenue. The remainder, $149,633, was paid to Stanford University as its share of the joint effort. In addition the Company received and recognized as revenue $298,614 for research from a prior SBIR grant relating to the neural program.

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

In July 2001, the SEC staff made a staff announcement, “Classification and Measurement of Redeemable Securities”, (EITF D-98) which clarifies Rule 5-02.28 of Regulation S-X, which was previously adopted in accounting series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred

Stock”. This announcement addresses financial statement classification and measurement of securities subject to mandatory redemption requirements or whose redemption is outside of the control of the issuer. Rule 5-02.28 requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date (2) at the option of the holder, or (3) upon the occurrence of an event that is not solely within the control of the issuer.

The 6% cumulative convertible preferred stock issued in April 2000 was classified with stockholders’ equity since issuance. The agreement provides that a mandatory redemption is triggered if a change in control occurs. A purchaser could acquire a majority of the voting power of the outstanding stock, without Company approval, thereby triggering a redemption. Accordingly the Company has reclassified the 6% cumulative convertible preferred stock outside of permanent equity for all periods presented, in accordance with the transition guidance of EITF D-98. Since a majority of the outstanding stock of the Company is the control of outside investors, a hostile takeover or other sale could occur outside the control of the Company and thereby trigger a change in control and ultimately a redemption. There is no accretion of the fair value of the preferred shares to its redemption amount because the redemption is uncertain. The redemption only takes place when the Company’s outside investors vote for a takeover or a sale and there is no current indication that this event will occur.

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

The following table presents the combined activity of the Company’s stock option plans for the years ended December 31:

	2001		2000		1999
		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
Outstanding at January 1	2,716,966	$4.32	939,335	$2.65	1,654,126	$3.62
Granted	1,212,082	2.61	2,485,090	4.08	536,078	1.08
Exercised	(170,105)	0.93	(540,927)	1.015	(604,362)	1.5
Canceled	(106,383)	2.26	(166,532)	4.77	(646,507)	5.31

Outstanding at December 31	3,652,560	3.98	2,716,966	$4.32	939,335	$2.65

Options exercisable at December 31	1,287,918	$3.74	731,523	$4.01	594,216	$3.44

FAS 123 DISCLOSURES

The Company has adopted the disclosure provisions only of Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (“FAS 123”) and accounts for its stock option plans in accordance with the provisions of APB 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES.

The following table presents weighted average price and life information about significant option groups outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (Yrs.)	Price	Exercisable	Price
Less than $5.00	1,884,560	8.71	$2.53	832,046	$2.32
$5.01 - $10.00	1,687,000	5.88	5.25	374,872	5.28
Greater than $10.00	81,000	0.94	11.03	81,000	11.03

	3,652,560			1,287,918

Pursuant to the requirements of FAS 123, the following are the pro forma net loss and net loss per share amounts for 2001, 2000, and 1999, as if the compensation cost for the option plans and the stock purchase plan had been determined based on the fair value at the grant date for grants in 2001, 2000, and 1999, consistent with the provisions of FAS 123:

	2001
	RESTATED		2000		1999
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Net loss	$(4,021,497)	$(5,776,774)	$(11,125,477)	$(12,160,752)	$(15,708,626)	$(15,764,569)
Net loss per share	$(.25)	$(.30)	$(.58)	$(.62)	$(.84)	$(.84)

The weighted average fair value per share of options granted during 2001, 2000 and 1999 was $2.61, $4.13 and $.82, respectively. The fair value of options and shares issued pursuant to the stock purchase plan at the date of grant were estimated using the Black-Scholes model with the following weighted average assumptions:

	Options			Stock Purchase Plan
	2001	2000	1999	2001	2000		1999
Expected life (years)	5	5	5	N/A	N/A		.5
Interest rate	4.39%	6.5%	5.5%	N/A	N/A		5.0%
Volatility	154.2%	167.8%	96.7%	N/A	N/A	%	96.7%

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

COMMON STOCK RESERVED

The Company has the following shares of common stock reserved for the exercise of options, warrants and other contingent issuances of common stock.

Shares reserved for exercise of stock options	6,615,261
Shares reserved for the employee benefit plan	23,031
Shares reserved for the equity line and related warrants	5,250,000
Shares Reserved for 6% convertible preferred stock and related warrants	945,486
Shares Reserved for 3% convertible preferred stock and related warrants	2,845,339

Total	15,679,117

12. RESEARCH AGREEMENTS

The Company has entered various research agreements and collaborations with academic institutions. Under such arrangements, the Company is typically granted rights to the related intellectual property or an option to obtain such rights on terms to be agreed, in exchange for research funding and specified royalties on any resulting product revenue.

In November 1997, the Company signed a Research Funding and Option Agreement with The Scripps Research Institute (“Scripps”) relating to certain stem cell research. Under the terms of the Agreement, StemCells agreed to fund research in the total amount of approximately $931,000 at Scripps over a period of three years. StemCells paid Scripps approximately $309,000 in 1999, $225,000 in 2000, and $0 in 2001. In addition, the Company agreed to issue to Scripps 4,837 shares of the Company’s common stock and a stock option to purchase 9,674 shares of the Company’s Common Stock with an exercise price of $.01 per share upon the achievement of specified milestones. Under the Agreement, StemCells has an option for an exclusive license to the inventions resulting from the sponsored research, subject to the payment of royalties and certain other amounts, and is obligated to make payments totaling $425,000 for achievement of certain milestones. The Company also entered a Sponsored Research Agreement and a License Agreement with Oregon Health Sciences University (“OHSU”) in March 1997, relating to other certain research concerning liver repopulating cells. Under subsequent Sponsored Research Agreements with OHSU, StemCells paid OHSU approximately $80,500 in 2000 and $105,000 in 2001. In addition, the Company issued 4,838 shares of common stock and an option to purchase up to 62,888 additional shares to OHSU with an exercise price of $.01 per share, 9,675 of which have vested by passage of time and the others of which will vest, if at all, on the achievement of specified milestones.

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

13. INCOME TAXES

Deferred income taxes reflect net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	DECEMBER 31,
	2001	2000
Deferred tax assets:
Capitalized research and development costs	$3,770,000	$6,000,000
Net operating losses	43,700,000	44,000,000
Research and development credits	4,460,000	4,260,000
Other	80,000	893,000

Deferred tax liabilities:
Unrealized gain on investments	—	(6,543,000)
Valuation allowance	(52,010,000)	(48,610,000)

Net deferred tax assets	$—	$—

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

STEMCELLS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2001

13. INCOME TAXES (CONTINUED)

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

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	QUARTER
	FIRST	SECOND	THIRD		FOURTH (RESTATED)
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
2001:
Total revenue	$100	$300		$276	$129
Operating expenses	2,641	3,959		2,119	4,247
Net income (loss)	269	1,595		(1,787)	(4,099)
Basic and diluted net income(loss) per share applicable to common Shareholders, as reported	$0.01	$0.07		$(0.08)	$(0.19)
Basic and diluted net income (loss) per share applicable to common Shareholders, restated (1)	*	$0.05		$(0.08)	$(0.21)
2000:
Net revenue	$—	$—		$—	$74
Operating expenses	1,799	1,939		2,553	6,378
Net loss	(1,794)	(532)		(2,539)	(6,260)
Basic and diluted net loss per share applicable to common shareholders	$(0.09)	$(0.04)	$	(0.13)	$(0.30)
Cumulative effect of a change in accounting principle	—	—		—	$(0.01)

* Less than $(0.01) per share

(1) See footnote 1 and footnote 2

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

(3) Exhibits.

EXHIBIT NO.	TITLE OR DESCRIPTION

3.1*	Restated Certificate of Incorporation of the Registrant

3.2++	Amended and Restated By-Laws of the Registrant.

4.1*	Specimen Common Stock Certificate.

4.2++++	Form of Warrant Certificate issued to a certain purchaser of the Registrant’s Common Stock in April 1995.

4.3X	Warrant to Purchase Common Stock—Mark Angelo

4.4X	Warrant to Purchase Common Stock—Robert Farrell

4.5X	Warrant to Purchase Common Stock—Joseph Donahue

EXHIBIT NO.	TITLE OR DESCRIPTION

4.6X	Warrant to Purchase Common Stock—Hunter Singer

4.7X	Warrant to Purchase Common Stock—May Davis

4.8X	Common Stock Purchase Warrant

4.9X	Callable Warrant

4.10XXX	Registration Rights Agreement dated as of May 10, 2001 between the Registrant and Sativum Investments Limited.

4.11XXX	Warrant, dated May 10, 2001, to Purchase Common Stock issued to Sativum Investments Limited.

4.12XXX	Warrant, dated May 10, 2001, to Purchase Common Stock issued to Pacific Crest Securities, Inc.

4.13XXX	Warrant dated May 10, 2001 to Purchase Common Stock issued to Granite Financial Group, Inc.

4.14XXX	Callable Warrant, dated June 21, 2001, issued to Millennium Partners, L.P.

4.15XXX	Common Stock Purchase Warrant, Class A, dated June 21, 2001, issued to Millennium Partners, L.P.

4.16{**}	Certificate of Designations of the Powers, Preferences and Relative, Participating, Optional and other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of 3% Cumulative Convertible Preferred Stock for StemCells, Inc.

4.17{**}	Warrant to Purchase Common Stock—Riverview Group, LLC

4.18XXXX	Warrant to Purchase Common Stock—Cantor Fitzgerald & Co.

10.1*	Amendment to Registration Rights dated as of February 14, 1992 among the Registrant and certain of its stockholders.

10.2*	Form of at-will Employment Agreement between the Registrant and most of its employees.

10.3*	Form of Agreement for Consulting Services between the Registrant and members of its Scientific Advisory Board.

10.4*	Form of Nondisclosure Agreement between the Registrant and its Contractors.

10.5*	Master Lease and Warrant Agreement dated April 23, 1991 between the Registrant and PacifiCorp Credit, Inc.

10.6*	1988 Stock Option Plan.

10.7*	1992 Equity Incentive Plan.

10.8*	1992 Stock Option Plan for Non-Employee Directors.

EXHIBIT NO.	TITLE OR DESCRIPTION

10.9**!!!!	1992 Employee Stock Purchase Plan.

10.12++	Research Agreement dated as of March 16, 1994 between NeuroSpheres, Ltd. and Registrant.

10.13++	Term Loan Agreement dated as of September 30, 1994 between The First National Bank of Boston and Registrant.

10.14++	Lease Agreement between the Registrant and Rhode Island Industrial Facilities Corporation, dated as of August 1, 1992.

10.15++	First Amendment to Lease Agreement between Registrant and The Rhode Island Industrial Facilities Corporation dated as of September 15, 1994.

10.17**++++	Development, Marketing and License Agreement, dated as of March 30, 1995 between Registrant and Astra AB.

10.18++++	Form of Unit Purchase Agreement to be executed by the purchasers of the Common Stock and Warrants offered in April 1995.

10.19+++	Form of Common Stock Purchase Agreement to be executed among the Registrant and certain purchasers of the Registrant’s Common Stock.

10.22###	Lease Agreement dated as of November 21, 1997 by and between Hub RI Properties Trust, as Landlord, and CytoTherapeutics, Inc., as Tenant.

10.24!!	CTI individual stockholders option agreement dated as of July 10, 1996 among the Company and the individuals listed therein.

10.25!!	CTI Valoria option agreement dated of July 10, 1996 between the Company and the Societe Financiere Valoria SA.

10.26!!!	Term Loan Agreement dated as of October 22, 1996 between The First National Bank of Boston and the Registrant.

10.27***	Agreement and Plan of Merger dated as of August 13, 1997 among StemCells, Inc., the Registrant and CTI Acquisition Corp.

10.28***	Consulting Agreement dated as of September 25, 1997 between Dr. Irving Weissman and the Registrant.

10.29###	Letter Agreement among each of Dr. Irving Weissman and Dr. Fred H. Gage and the Registrant.

10.32****	StemCells, Inc. 1996 Stock Option Plan.

10.33****	1997 StemCells Research Stock Option Plan (the “1997 Plan”)

EXHIBIT NO.	TITLE OR DESCRIPTION

10.34****	Form of Performance-Based Incentive Option Agreement issued under the 1997 Plan.

10.35###	Employment Agreement dated as of September 25, 1997 between Dr. Richard M. Rose and the Registrant.

10.38{*}	Rights Agreement, dated as of July 27, 1998 between Bank Boston, N.A. as Rights Agent and the Registrant.

10.40$**	Consulting Services Agreement dated as of July 27, 1998, as amended December 19, 1998 between Dr. John J. Schwartz and the Registrant.

10.41$**	Letter Agreement dated as of December 19, 1998 between John J. Schwartz and the Registrant.

10.42$**	License Agreement dated as of October 27, 1998 between The Scripps Research Institute and the Registrant.

10.43$**	License Agreement dated as of October 27, 1998 between The Scripps Research Institute and the Registrant.

10.44$**	License Agreement dated as of November 20, 1998 between The Scripps Research Institute and the Registrant.

10.45$$**	Purchase Agreement and License Agreement dated as of December 29, 1999 between Neurotech S.A. and the Registrant.

10.46++++**	License Agreement dated as of June 1999 between The Scripps Research Institute and the Registrant.

10.47++++**	License Agreement dated as of June 1999 between The Scripps Research Institute and the Registrant.

10.48X	Form of Registration Rights Agreement dated as of July 31, 2000 between the Registrant and investors.

10.49X	Subscription Agreement dated as of July 31, 2000 between the Registrant and Millennium Partners, L.P.

10.50XXX	Common Stock Purchase Agreement, dated as of May 10, 2001, between the Registrant and Sativum Investments Limited.

10.51XXX	Escrow Agreement, dated as of May 10, 2001, among the Registrant, Sativum Investments Limited and Epstein, Becker & Green, P.C.

10.52XX	License Agreement, dated as of October 30, 2000, between the Registrant and NeuroSpheres Ltd.

10.53XX	Letter Agreement, dated January 2, 2001, between the Registrant and Martin McGlynn

10.54XX	Lease, dated February 1, 2001, between the Board of Trustees of Stanford University and the Registrant.

EXHIBIT NO.	TITLE OR DESCRIPTION

10.55XXX	Registration Rights Agreement, dated as of June 21, 2001, by and between the Registrant and Millennium Partners, L.P.

10.56XXX	Subscription Agreement, dated as of June 21, 2001, by and between the Registrant and Millennium Partners, L.P.

10.57$$$	2001 Equity Incentive Plan

10.58{**}	Subscription Agreement, dated as of December 4, 2001 between the Registrant and Riverview Group, L.L.C.

10.59{**}	Registration Rights Agreement, dated as of December 4, 2001 between the Registrant and Riverview Group, L.L.C.

10.60{**}	Agreement dated as of December 4, 2001 between the Registrant and Millennium Partners, L.P.

10.61{**}	Agreement dated as of December 4, 2001 among the Registrant, Millennium Partners, L.P. and Riverview Group, L.L.C.

21X	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

31.1	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Martin McGlynn, Chief Executive Officer).

31.2	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (George Koshy, Acting Chief Financial Officer).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Martin McGlynn, Chief Executive Officer)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (George Koshy, Acting Chief Financial Officer)

99	Cautionary Factors Relevant to Forward-Looking Information

99.1XX	Side Letter, dated March 17, 2001, between the Company and Oleh S. Hnatiuk regarding NeuroSpheres License Agreement, dated October 30, 2000.

++	Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, the Registrant’s Registration Statement on Form S-1, File No. 33-85494.

+++	Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, the Registrant’s Registration Statement on Form S-3, File No. 33-97272.

++++	Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, the Registrant’s Registration Statement on Form S-1, File No. 33-91228.

*	Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, Registration Statement on Form S-1, File No. 33-45739.

#	Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, the Registrant’s Annual Report on Form 10-K for fiscal year ended December 31, 1992 and filed March 30, 1993.

**	Confidential treatment requested as to certain portions. The term “confidential treatment” and the mark “**” as used throughout the indicated Exhibits mean that material has been omitted and separately filed with the Commission.

##	Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 and filed on May 14, 1994.

+	Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and filed on March 30, 1994.

!	Previously filed with the Commission as an Exhibit to and incorporated by reference to, the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

!!	Previously filed with the Commission as an Exhibit to and incorporated by reference to, the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

!!!	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and filed on March 31, 1997.

!!!!	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

***	Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and filed on November 14, 1997.

****	Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, the Registrant’s Registration Statement on Form S-8, File No. 333-37313.

###	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 1997 and filed on March 30, 1998.

{*}	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s current report on Form 8-K filed on August 3, 1998.

{**}	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s current report on Form 8-K filed on December 7, 2001.

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

Dated: April 5, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE
/s/ MARTIN MCGLYNN	President and Chief Executive Officer and Director (principal executive officer)	April 5, 2004
Martin McGlynn

/s/ GEORGE KOSHY George Koshy	Controller and Acting Chief Financial Officer (principal accounting officer)	April 5, 2004

/s/ RICARDO B. LEVY, Ph.D. Ricardo B. Levy, Ph.D.	Director	April 5, 2004

/s/ ROGER PERLMUTTER, M.D.	Director	April 5, 2004
Roger Perlmutter, M.D.

/s/ JOHN J. SCHWARTZ, Ph.D. John J. Schwartz, Ph.D.	Director, Chairman of the Board	April 5, 2004

/s/ IRVING L. WEISSMAN, M.D. Irving L. Weissman, M.D.	Director	April 5, 2004

/s/ Eric Bjerkholt Eric Bjerkholt	Director	April 5, 2004

EXHIBIT INDEX

EXHIBIT NO.	TITLE OR DESCRIPTION
3.1*	Restated Certificate of Incorporation of the Registrant

3.2++	Amended and Restated By-Laws of the Registrant.

4.1*	Specimen Common Stock Certificate.

4.2++++	Form of Warrant Certificate issued to a certain purchaser of the Registrant’s Common Stock in April 1995.

4.3X	Warrant to Purchase Common Stock—Mark Angelo

4.4X	Warrant to Purchase Common Stock—Robert Farrell

4.5X	Warrant to Purchase Common Stock—Joseph Donahue

4.6X	Warrant to Purchase Common Stock—Hunter Singer

4.7X	Warrant to Purchase Common Stock—May Davis

4.8X	Common Stock Purchase Warrant

4.9X	Callable Warrant

4.10XXX	Registration Rights Agreement dated as of May 10, 2001 between the Registrant and Sativum Investments Limited.

4.11XXX	Warrant, dated May 10, 2001, to Purchase Common Stock issued to Sativum Investments Limited.

4.12XXX	Warrant, dated May 10, 2001, to Purchase Common Stock issued to Pacific Crest Securities, Inc.

4.13XXX	Warrant dated May 10, 2001 to Purchase Common Stock issued to Granite Financial Group, Inc.

4.14XXX	Callable Warrant, dated June 21, 2001, issued to Millennium Partners, L.P.

4.15XXX	Common Stock Purchase Warrant, Class A, dated June 21, 2001, issued to Millennium Partners, L.P.

EXHIBIT NO.	TITLE OR DESCRIPTION
4.16{**}	Certificate of Designations of the Powers, Preferences and Relative, Participating, Optional and other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of 3% Cumulative Convertible Preferred Stock for StemCells, Inc.

4.17{**}	Warrant to Purchase Common Stock—Riverview Group, LLC

4.18XXXX	Warrant to Purchase Common Stock—Cantor Fitzgerald & Co.

10.1*	Amendment to Registration Rights dated as of February 14, 1992 among the Registrant and certain of its stockholders.

10.2*	Form of at-will Employment Agreement between the Registrant and most of its employees.

10.3*	Form of Agreement for Consulting Services between the Registrant and members of its Scientific Advisory Board.

10.4*	Form of Nondisclosure Agreement between the Registrant and its Contractors.

10.5*	Master Lease and Warrant Agreement dated April 23, 1991 between the Registrant and PacifiCorp Credit, Inc.

10.6*	1988 Stock Option Plan.

10.7*	1992 Equity Incentive Plan.

10.8*	1992 Stock Option Plan for Non-Employee Directors.

10.9**!!!!	1992 Employee Stock Purchase Plan.

10.12++	Research Agreement dated as of March 16, 1994 between NeuroSpheres, Ltd. and Registrant.

10.13++	Term Loan Agreement dated as of September 30, 1994 between The First National Bank of Boston and Registrant.

10.14++	Lease Agreement between the Registrant and Rhode Island Industrial Facilities Corporation, dated as of August 1, 1992.

10.15++	First Amendment to Lease Agreement between Registrant and The Rhode Island Industrial Facilities Corporation dated as of September 15, 1994.

10.17**++++	Development, Marketing and License Agreement, dated as

EXHIBIT NO.	TITLE OR DESCRIPTION
of March 30, 1995 between Registrant and Astra AB.

10.18++++	Form of Unit Purchase Agreement to be executed by the purchasers of the Common Stock and Warrants offered in April 1995.

10.19+++	Form of Common Stock Purchase Agreement to be executed among the Registrant and certain purchasers of the Registrant’s Common Stock.

10.22###	Lease Agreement dated as of November 21, 1997 by and between Hub RI Properties Trust, as Landlord, and CytoTherapeutics, Inc., as Tenant.

10.24!!	CTI individual stockholders option agreement dated as of July 10, 1996 among the Company and the individuals listed therein.

10.25!!	CTI Valoria option agreement dated of July 10, 1996 between the Company and the Societe Financiere Valoria SA.

10.26!!!	Term Loan Agreement dated as of October 22, 1996 between The First National Bank of Boston and the Registrant.

10.27***	Agreement and Plan of Merger dated as of August 13, 1997 among StemCells, Inc., the Registrant and CTI Acquisition Corp.

10.28***	Consulting Agreement dated as of September 25, 1997 between Dr. Irving Weissman and the Registrant.

10.29###	Letter Agreement among each of Dr. Irving Weissman and Dr. Fred H. Gage and the Registrant.

10.32****	StemCells, Inc. 1996 Stock Option Plan.

10.33****	1997 StemCells Research Stock Option Plan (the “1997 Plan”)

10.34****	Form of Performance-Based Incentive Option Agreement issued under the 1997 Plan.

10.35###	Employment Agreement dated as of September 25, 1997 between Dr. Richard M. Rose and the Registrant.

10.38{*}	Rights Agreement, dated as of July 27, 1998 between Bank Boston, N.A. as Rights Agent and the Registrant.

10.40$**	Consulting Services Agreement dated as of July 27, 1998, as amended December 19, 1998 between Dr. John J. Schwartz and the Registrant.

EXHIBIT NO.	TITLE OR DESCRIPTION
10.41$**	Letter Agreement dated as of December 19, 1998 between John J. Schwartz and the Registrant.

10.43$**	License Agreement dated as of October 27, 1998 between The Scripps Research Institute and the Registrant.

10.45$$**	Purchase Agreement and License Agreement dated as of December 29, 1999 between Neurotech S.A. and the Registrant.

10.46++++**	License Agreement dated as of June 1999 between The Scripps Research Institute and the Registrant.

10.47++++**	License Agreement dated as of June 1999 between The Scripps Research Institute and the Registrant.

10.48X	Form of Registration Rights Agreement dated as of July 31, 2000 between the Registrant and investors.

10.49X	Subscription Agreement dated as of July 31, 2000 between the Registrant and Millennium Partners, L.P.

10.50XXX	Common Stock Purchase Agreement, dated as of May 10, 2001, between the Registrant and Sativum Investments Limited.

10.51XXX	Escrow Agreement, dated as of May 10, 2001, among the Registrant, Sativum Investments Limited and Epstein, Becker & Green, P.C.

10.52XX	License Agreement, dated as of October 30, 2000, between the Registrant and NeuroSpheres Ltd.

10.53XX	Letter Agreement, dated January 2, 2001, between the Registrant and Martin McGlynn

10.54XX	Lease, dated February 1, 2001, between the Board of Trustees of Stanford University and the Registrant.

10.55XXX	Registration Rights Agreement, dated as of June 21, 2001, by and between the Registrant and Millennium Partners, L.P.

10.56XXX	Subscription Agreement, dated as of June 21, 2001, by and between the Registrant and Millennium Partners, L.P.

10.57$$$	2001 Equity Incentive Plan

10.58{**}	Subscription Agreement, dated as of December 4, 2001 between the Registrant and Riverview Group, L.L.C.

10.59{**}	Registration Rights Agreement, dated as of December 4, 2001 between the Registrant and Riverview Group, L.L.C.

10.60{**}	Agreement dated as of December 4, 2001 between the

EXHIBIT NO.	TITLE OR DESCRIPTION
Registrant and Millennium Partners, L.P.

10.61{**}	Agreement dated as of December 4, 2001 among the Registrant, Millennium Partners, L.P. and Riverview Group, L.L.C.

21X	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

31.1	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Martin McGlynn, Chief Executive Officer).

31.2	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (George Koshy, Acting Chief Financial Officer).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Martin McGlynn, Chief Executive Officer)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (George Koshy, Acting Chief Financial Officer)

99	Cautionary Factors Relevant to Forward-Looking Information

99.1XX	Side Letter, dated March 17, 2001, between the Company and Oleh S. Hnatiuk regarding NeuroSpheres License Agreement, dated October 30, 2000.

++	Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, the Registrant’s Registration Statement on Form S-1, File No. 33-85494.

+++	Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, the Registrant’s Registration Statement on Form S-3, File No. 33-97272.

++++	Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, the Registrant’s Registration Statement on Form S-1, File No. 33-91228.

*	Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, Registration Statement on Form S-1, File No. 33-45739.

#	Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, the Registrant’s Annual Report on Form 10-K for fiscal year ended December 31, 1992 and filed March 30, 1993.

**	Confidential treatment requested as to certain portions. The term “confidential treatment” and the mark “**” as used throughout the indicated Exhibits mean that material has been omitted and separately filed with the Commission.

##	Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 and filed on May 14, 1994.

+	Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and filed on March 30, 1994.

!	Previously filed with the Commission as an Exhibit to and incorporated by reference to, the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

!!	Previously filed with the Commission as an Exhibit to and incorporated by reference to, the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

!!!	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and filed on March 31, 1997.

!!!!	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

***	Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and filed on November 14, 1997.

****	Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, the Registrant’s Registration Statement on Form S-8, File No. 333-37313.

###	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 1997 and filed on March 30, 1998.

{*}	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s current report on Form 8-K filed on August 3, 1998.

{**}	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s current report on Form 8-K filed on December 7, 2001.

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