Form 10-K/A
period 2002-12-31
STEMCELLS INC
filed 2004-04-06
CIK 883975

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K /A

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

COMMON STOCK, $.01 PAR VALUE
JUNIOR PREFERRED STOCK PURCHASE RIGHTS
Title of class

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     Indicate by check mark whether the registrant is an accelerated filer as defined in Exchange Act Rule 126(2). Yes / / No /X/

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

This amendment on Form 10-K/A amends the Annual Report of the Company on Form 10-K previously filed for the year ended December 31, 2002. This Annual Report on Form 10-K/A is filed in connection with the Company’s restatement of its consolidated financial statements for the years ended December 31, 2002 and 2001. The Company has determined that it needs to restate the treatment of its continuing cost of operating the Company’s former corporate headquarters in Rhode Island in line with applicable accounting guidance, including EITF issue 94-3(B) - “Other Costs to Exit an Activity.” EITF issue 94-3(B) requires that, instead of expensing costs as incurred, the Company accrue what it can reasonably estimate as its carrying cost to an estimated fully leased or disposal date. Accordingly, in its restated consolidated financial statements for the years ended December 31, 2002 and 2001, based on information estimated as of those dates, the Company has revised its estimate and accrued an estimated $775,000 and $575,000, respectively as wind-down expenses (See note 9 to the consolidated financial statements)

As a result of an amendment to the Company’s lease on its current facilities in California, part of the lease incentive amounting to $1,079,201 had been recognized as income received in 2002 instead of being deferred and recognized over the lease period. The consolidated financial statements for the year ended December 31, 2002 are being restated to defer this amount at December 31, 2002 over the remainder of the lease. (See note 6 to the financial statements.)

In addition, in the Consolidated Statements of Operations for the years ended December 31, 2002, the line for “Dividends to preferred shareholders” was inadvertently omitted. This amendment on Form 10-K/A rectifies the omission.

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

Research and Product Development Programs

Program Description and Objective	Stage/Status(1)
Human Neural Stem Cell		Preclinical

Repair or replace damaged central nervous system tissue (including spinal cord, stroke-damaged tissue, and tissue affected by certain genetic disorders)	-	Demonstrated the ability to isolate neurosphere-initiating stem cells from human brain

	-	Demonstrated in vitro the ability to initiate and expand stem cell-containing human neural cultures and specialization into three types of central nervous system cells

	-	Demonstrated in rodent studies that transplanted human brain-derived stem cells are accepted and properly specialized into the three major cell types of the central nervous system

	-	Commenced preclinical testing of human neural stem cells in well-characterized small animal models of human diseases

Liver Stem Cell		Research

Repair or replace liver tissue damaged or destroyed by cirrhosis and certain metabolic genetic diseases	-	Demonstrated the ability to isolate a liver stem cells from human brain

	-	Identified in vitro culture assay for growth of human liver progenitor cells that express markers for both bile duct cells and hepatocytes

	-	Showed that the in vitro culture of human liver progenitor cells can also grow human hepatitis virus

	-	Demonstrated the engraftment and survival of human liver cells in an in vivo mouse model

Pancreas Islet Stem Cell		Research

Repair or replace damaged pancreas islet tissue	-	Identified a novel gene on the surface of regenerating mouse pancreas cells.

	-	Commenced testing enriched population of those mouse cells in in vitro and in vivo small animal model

	-	Identified markers on the surface of a rare population of human pancreatic cells

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

     We believe this may lead to the development of cell-based treatments for Type 1 diabetes and that portion of Type 2 diabetes characterized by defective secretion of insulin. We also obtained licenses from Scripps to novel markers on the cell surface identified by Dr. Sarvetnick and her research team as being unique to the pancreas islet stem cell, for which a US patent application has been allowed. This gene is expressed on regenerating mouse pancreas cells and is unique. Antibodies to the protein encoded by this gene have been generated and used to enrich for cell populations expressing this marker for testing in vitro and in animal models. .

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

     Another significant patent in the neural field, of which we are the exclusive licensees, was also issued in 2002, and, we believe, may prove even more important. : We believe that U.S. Patent Number 6,497,872, entitled “Neural transplantation using proliferated multipotent neural stem cells and their progeny,” covers transplanting any neural stem cells or their differentiated progeny, whether the cells have been cultured in suspension or as adherent cells, for the treatment of any disease. The patent gives us the right to exclude others from practicing the claimed invention.

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

     The following table lists our issued U.S. patents and published international patent applications:

U.S. Patent Number	Subject
Owned by StemCells

5,968,829	Human CNS neural stem cells

6,103,530	Human CNS neural stem cells—culture media

6,238,922	Use of collagenase in the preparation of neural stem cell cultures

6,468,794	Enriched neural stem cell populations, and methods for identifying, isolating and enriching for neural stem cells

6,498,018	Human CNS neural stem cells

Licensed from NeuroSpheres

5,750,376	In vitro genetic modification

5,851,832	In vitro proliferation

5,980,885	Methods for inducing in vivo proliferation of precursor cells

5,981,165	In vitro production of dopaminergic cells from mammalian central nervous system multipotent stem cell compositions

6,071,889	Methods for in vivo transfer of a nucleic acid sequence to proliferating neural cells)

6,093,531	Generation of hematopoietic cells from multipotent neural stem cells

6,165,783	Methods of inducing differentiation of multipotent neural stem cells

6,294,346	Methods for screening biological agents

6,368,854	Hypoxia-mediated neurogenesis

6,399,369	cDNA libraries derived from populations of non-primary neural cells

6,497,872	Neural transplantation using proliferated multipotent neural stem cells and their progeny

Licensed from University of

U.S. Patent Number	Subject
California, San Diego

5,766,948	Method of production of neuroblasts

6,013,521	Method of production of neuroblasts

6,020,197	Method of production of neuroblasts

6,045,807	Method of production of neuroblasts

6,265,175	Method of production of neuroblasts

Licensed from the California Institute of Technology

5,589,376	Mammalian neural crest stem cells

5,629,159	Immortalization and disimmortalization of cells

5,654,183	Genetically engineered mammalian neural crest stem cells

5,672,499	Methods for immortalizing multipotent neural crest stem cells

5,693,482	In vitro neural crest stem cell assay

5,824,489	Methods for isolating mammalian multipotent neural crest stem cells

5,849,553	Immortalizing and disimmortalizing multipotent neural crest stem cells

5,928,947	Mammalian multipotent neural crest stem cells

5,935,811	Neuron restrictive silencer factor proteins

6,001,654	Methods for differentiating neural stem cells to neurons or smooth muscle cells (TGFb)

6,033,906	Differentiating mammalian neural stem cells to glial cells using neuregulins

6,270,990	Neuron restrictive silencer factor proteins

Licensed from the Scripps Research Institute

6,242,666	An animal model for identifying a common stem/progenitor to liver cells and pancreatic cells

Licensed from Oregon Health Sciences University

6,132,708	Liver regeneration using pancreas cells

Published International Patent Applications	Subject

Owned by StemCells

WO 99/11758	Cultures of human CNS neural stem cells

WO 00/47762	Enriched neural stem cell populations and methods of identifying, isolating, and enriching neural stem cells

WO 00/50572	Use of collagenase in the preparation of neural stem cell cultures

WO 01/28574	Method for inducing in vivo proliferation and migration of transplanted progenitor cells in the brain

Licensed from NeuroSpheres

WO 93/01275	Mammalian central nervous system multipotent stem cell compositions

Published International Patent Applications	Subject
WO 94/09119	Remyelination using mammalian central nervous system multipotent stem cell compositions

WO 94/10292	Biological factors useful in differentiating mammalian central nervous system multipotent stem cell compositions

WO 94/16718	Genetically engineered mammalian central nervous system multipotent stem cell compositions

WO 95/13364	In situ modification and manipulation of stem cells of the CNS

WO 96/15224	In vitro production of dopaminergic cells from mammalian central nervous system multipotent stem cell composition

WO 99/16863	Generation of hematopoietic cells

WO 99/21966	Erythropoietin-mediated neurogenesis

Licensed from University of California, San Diego

WO 94/16059	Method of production of neuroblasts

Licensed from the California Institute of Technology

WO 94/02593	Mammalian neural crest stem cells

WO 00/52143	Isolation and enrichment of neural stem cells from uncultured tissue based on cell-surface marker expression

Licensed from The Scripps Research Institute

WO 00/36091	An animal model for identifying a common stem/progenitor to liver cells and pancreatic cells

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

FDA Approval

     The steps required before our potential products may be marketed in the United States include:

Steps	Considerations
1. Preclinical laboratory and animal tests	Preclinical tests include laboratory evaluation of the product and animal studies in specific disease models to assess the potential safety and efficacy of the product and our formulation as well as the quality and consistency of the manufacturing process.

2. Submission to the FDA of an application for an Investigational New Drug Exemption, or IND, which must become effective before U.S. human clinical trials may commence	The results of the preclinical tests are submitted to the FDA as part of an IND, and the IND becomes effective 30 days following its receipt by the FDA, as long as there are no questions, requests for delay or objections from the FDA.

3. Adequate and well-controlled human clinical trials to establish the safety and efficacy of the product	Clinical trials involve the evaluation of the product in healthy volunteers or, as may be the case with our potential products, in a small number of patients under the supervision of a qualified physician. Clinical trials are conducted in accordance with protocols that detail the

Steps	Considerations
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

4. Submission to the FDA of marketing authorization applications	The results of the preclinical studies and clinical studies are submitted to the FDA in the form of marketing approval authorization applications.

5. FDA approval of the application(s) prior to any commercial sale or shipment of the drug. Biologic product manufacturing establishments located in certain states also	The testing and approval process will require substantial time, effort and expense. The time for approval is affected by a number of factors, including relative risks and benefits demonstrated

Steps	Considerations
may be subject to separate regulatory and licensing requirement	in clinical trials, the availability of alternative treatments and the severity of the disease. Additional animal studies or clinical trials may be requested during the FDA review period, which might add to that time.

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

Scientific Advisory Board

     Members of our Scientific Advisory Board provide us with strategic guidance in regard to our research and product development programs, as well as assistance in recruiting employees and collaborators. Each Scientific Advisory Board member has entered into a consulting agreement with us. These consulting agreements specify the compensation to be paid to the consultant and require that all information about our products and technology be kept confidential. All of the Scientific Advisory Board members are employed by employers other than us and may have commitments to or consulting or advising agreements with other entities that limit their availability to us. The Scientific Advisory Board members have generally agreed, however, for so long as they serve as consultants to us, not to provide any services to any other entities that would conflict with the services the member provides to us. We are entitled to terminate the arrangement if we determine that there is such a conflict. Members of the Scientific Advisory Board offer consultation on specific issues encountered by us as well as general advice on the directions of appropriate scientific inquiry for us. In addition, Scientific Advisory Board members assist us in assessing the appropriateness of moving our projects to more advanced stages. The following persons are members of our Scientific Advisory Board:

- Irving L. Weissman, M.D., is the Karel and Avice Beekhuis Professor of Cancer Biology, Professor of Pathology and Professor of Developmental Biology at Stanford University, Stanford California, and is Director of the Stanford University Institute for Cancer/Stem Cell Biology and Medicine. Dr. Weissman, a member of the National Academy of Science, was a cofounder of SyStemix, Inc. and is the founder and Chairman of Cellerant, Inc. Dr. Weissman is Chairman of the Scientific Advisory Board of StemCells. Dr. Weissman’s lab discovered the mouse hematopoietic stem cell and he is co-discoverer of the human hematopoietic stem cell.

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

Equity Compensation Plan Information

     The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2002.

Equity Compensation Plan Information

			(C)
	(A)		Number of Securities
	Number of Securities to	(B)	Remaining Available for
	be Issued Upon	Weighted-average	Issuance Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan category	Warrants and Rights	Warrants and rights	Reflected in Column (A))
Equity compensation plans approved by security holders	4,294,050 (1)	$3.248	1,833,437
Equity compensation arrangements not approved by security holders	196,699	$3.840	N/a
Totals	4,490,749	$3.274	1,833,437

(1)	Consists of Incentive Stock Options issued to employees and options issued as compensation to consultants for consultation services. These options were issued under the Company’s 1992 Equity Incentive Plan, its Directors’ Stock Option Plan, its StemCells, Inc. Stock Option Plan, or its 2001 Equity Incentive Plan.

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

	Year ended December 31,
	2002	2001	2000	1999	1998
	RESTATED (3)
	(in thousands, except per share amounts)
Consolidated Statement of Operations
Revenue from collaborative and licensing agreements	$40	$—	$74	$5,022	$8,803
Revenue from grants	375	505
Revenue from assignment of rights to technology	—	300	—	—	—

Total revenue	415	805	74	5,022	8,803
Research and development expenses	7,382	8,603	5,979	9,984	17,659
Encapsulated Cell Technology wind-down and corporate relocation (1)	1,164	575	3,327	6,048	—
Loss before deemed dividends and cumulative effect of change in accounting principle	(11,644)	(4,021)	(11,125)	(15,709)	(12,628)
Net loss applicable to common shareholders	(13,276)	(5,567)	(11,606)	(15,709)	(12,628)
Basic and diluted loss available to common shareholders before cumulative effect of an accounting change per share	$(0.53)	$(0.25)	$(0.57)	$(0.84)	$(0.69)
Cumulative effect of a change in accounting principle	—	—	(0.01)	—	—

Net loss applicable to common shareholders	$(0.53)	$(0.25)	$(0.58)	$(0.84)	$(0.69)
Shares used in computing basic and diluted per share amounts	25,096	22,242	20,068	18,706	18,291

	December 31,
	2002	2001	2000	1999	1998
	RESTATED(3)	RESTATED(3)
	(in thousands)
Consolidated Balance Sheet
Cash and cash equivalents	$4,236	$13,697	$6,069	$4,760	$17,386
Restricted investments	—	—	16,356	—	—
Total assets	11,329	20,803	29,795	15,781	32,866
Long-term debt, including capital leases	2,087	2,316	2,605	2,937	3,762
Redeemable common stock	—	—	—	5,249	5,249
Redeemable preferred stock (2)	2,660	2,663	1,283	5,249	5,249
Stockholders’ equity	1,933	12,633	21,699	3,506	17,897

(1) See footnote 9 in the consolidated financial statements.

(2) See footnote 11 in the consolidated financial statements.

(3) 2001 and 2002 amounts have been restated for a revision to the accrual for facilities related wind-down expenses, and correction of an error related to a lease amendment. See footnotes 1, 6 and 9 in the consolidated financial statements.

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

     For certain stock options granted to non-employees, the Company accounts for these grants in accordance with FAS No. 123 and Emerging Issues Task Force (“EITF”) 96-18—accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods or services, and accordingly, recognizes as expense the estimated fair value of such options as calculated using the Black-Scholes valuation model, and is remeasured during the service period. Fair value is determined using methodologies allowable by FAS No. 123. The cost is amortized over the vesting period of each option or the recipient’s contractual arrangement, if shorter.

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

RESULTS OF OPERATIONS

RESTATED (See notes 1, 6 and 9 to the consolidated financial statements)

Years Ended December 31, 2002, 2001 and 2000

     Revenues totaled $415,000, $805,000 and $74,000 for the years ending December 31, 2002, 2001 and 2000, respectively. Revenues for 2002 include $150,000 that is a part of the grant awarded by the National Institutes of Health’s Small Business Innovation Research (SBIR) office, $225,000 that is a part of the grant awarded by the National Institute of Diabetes & Digestive & Kidney Disorders of the National Institutes of Health, and $40,000 in licensing revenue. Revenues for 2001 include $505,000 for grants received from the National Institute of Health’s Small Business Innovation Research (SBIR) office for research relating to our Neural & Liver stem cell programs, and $300,000 from the assignment to Modex Therapeutics, Ltd., of our retained rights to a portion of certain possible future revenues arising out of our sale of our former Encapsulated Cell Technology (ECT) to Neurotech, S.A. Revenues for 2000 were from Neurotech, S.A., in return for that sale of intellectual property assets related to our former encapsulated cell therapy program. The increase from 2000 to 2001 was primarily due to the receipt of money from grants in 2001. There were no receipts from grants in 2000. The decrease in revenue from 2001 to 2002 was primarily due to the one time receipt of $300,000 from the assignment of rights to Modex Therapeutics, Ltd., and a decrease in grant revenue from $505,000 in 2001 to $375,000 in 2002

     Research and development expenses totaled $7,382,000 in 2002, as compared to $8,603,000 in 2001 and $5,979,000 in 2000. The decrease of $1,221,000, or 17%, from 2001 to 2002 was primarily attributable to the effect of the lower valuation of stock options on non-employee compensation in 2002 as compared to 2001. The increase of $2,624,000 or 44%, from 2000 to 2001, was primarily attributable to the costs related to leasing a larger facility and an increase in personnel to facilitate the expansion of our research and initiate development.

     General and administrative expenses were $3,359,000 in 2002, compared with $3,788,000 in 2001 and $3,361,000 in 2000. The decrease of $429,000, or 11%, from 2001 to 2002 was primarily attributable to a decrease in external services expenses in 2002. The increase in general and administrative expenses of $427,000 or 13% from 2000 to 2001 was primarily attributable to the related costs of an increase in personnel, which included the hiring of senior management personnel as part of the reorganization and consolidation of our operations in California, and the costs related to leasing a larger facility.

     In 2000, wind-down expenses related to our former ECT research, our Rhode Island operations and the transfer of our headquarters to California totaled $3,327,000. For 2001, $1,780,000 in expenses for the Rhode Island facilities was recorded against a wind-down reserve that was created at December 31, 2000 for the carrying costs of the Rhode Island facilities through 2001. As of December 31, 2001 we revised our estimate and recorded an additional reserve of $575,000 for operating expenses of our former corporate headquarters in Rhode Island. The amount of this reserve was based on the information provided by our broker/realtor in Rhode Island as to his reasonable estimate of the amount of time it would take until the facility would be fully subleased. In 2002 we incurred $964,000 in operating expenses, net of subtenant income, for this facility. $575,000 was recorded against the reserve and the remainder was recorded as wind-down expenses. In addition, based on an evaluation of information available as of the end of December 2002, we again revised our estimate and recorded an additional reserve of $775,000. Even though it is our intent to dispose of this facility at the earliest possible time, we cannot determine with certainty a fixed date by which such disposal will occur. In light of this uncertainty, we will continue to re-evaluate and adjust our reserve periodically based on information that would allow us to reasonably estimate the reserve required.

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

     The loss before deemed dividends and cumulative effect of a change in accounting principle in 2002, 2001 and 2000 was $11,644,000, $4,021,000, and $11,125,000, respectively. The increase from 2001 to 2002 is primarily attributable to a realized gain of $7,782,000 from our sale of Modex shares in 2001 and costs related to an increase in personnel in 2002, offset by lower cost of external services. The decrease in costs associated with external services was primarily attributable to a lower valuation of non-qualified stock options in 2002 as compared to 2001. The decrease in loss from 2000 to 2001(before deemed dividends and cumulative effect of a change in accounting principle) was primarily attributable to a realized gain of $7,782,000 from our sale of Modex shares in 2001, offset by an increase in operating expenses attributable to an increase in personnel and our move to a larger facility.

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

     The following table summarizes our future contractual cash obligations (excluding interest and sub-lease income):

							2008 and
December 31, 2002	Total	2003	2004	2005	2006	2007	Beyond
Capital lease payments	$3,586,786	$436,909	$425,713	$412,587	$401,289	$330,643	$1,579,644
Operating lease payments	$17,488,244	2,888,796	2,947,335	3,007,630	1,115,186	937,500	6,591,797
Mandatorily Redeemable, 3% Cumulative Convertible Preferred Stock	$4,000,000	4,000,000	—	—	—	—	—

Total contractual cash obligations	$25,075,030	$7,325,705	$3,373,048	$3,420,217	$1,516,475	$1,268,143	$8,171,441

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STEMCELLS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Stockholders and Board of Directors
StemCells, Inc.

We have audited the accompanying consolidated balance sheets of StemCells, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in redeemable convertible preferred stock and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 1, the consolidated financial statements for the years ended December 31, 2002 and 2001 have been restated.

/s/ ERNST & YOUNG LLP

Palo Alto, California March 4, 2003, except for Note 1 — Restatement of Consolidated Financial Statements, as to which the date is March 31, 2004.

StemCells, Inc.

Consolidated Balance Sheets

	December 31,
	2002	2001
	RESTATED	RESTATED
Assets
Current assets:
Cash and cash equivalents	$4,236,367	$13,697,195
Accrued interest receivable	2,951	4,638
Other receivable	61,941	49,590
Other current assets	102,829	361,636

Total current assets	4,404,088	14,113,059
Property, plant and equipment, net	4,337,711	4,422,810
Other assets, net	2,587,023	2,267,207

Total assets	$11,328,822	$20,803,076

Liabilities, redeemable convertible preferred stock, and stockholders’ equity
Current liabilities:
Accounts payable	$341,995	$578,270
Accrued expenses and other	427,916	499,165
Accrued wind-down expenses	775,000	575,000
Current maturities of capital lease obligations	229,166	289,167

Total current liabilities	1,774,077	1,941,602
Capital lease obligations, less current maturities	2,086,667	2,315,833
Deposits	233,240	129,897
Deferred rent	2,481,783	1,120,005

Total liabilities	6,735,767	5,507,337
Commitments
Convertible Preferred Stock, $0.01 par value; 1,000,000 shares authorized issuable in series:
3% Cumulative Redeemable Convertible Preferred Stock, 5,000 shares issued and 4,000 shares outstanding at December 31, 2002, and 2001 (aggregate liquidation preference of $4,000,000 at December 31, 2002, and 2001)	2,659,686	1,379,682
6% Cumulative Convertible Preferred Stock, 2,626 designated as 6%, 1,500 shares issued with no shares outstanding at December 31, 2002 and 1,500 shares outstanding at December 31, 2001	—	1,283,250
Stockholders’ equity:

	December 31,
	2002	2001
	RESTATED	RESTATED
Common stock, $.01 par value; 45,000,000 shares authorized; 26,860,078 and 24,220,021 shares issued and outstanding at December 31, 2002 and 2001, respectively	268,601	242,200
Additional paid-in capital	149,238,207	149,180,388
Accumulated deficit	(146,515,666)	(134,519,684)
Deferred compensation	(1,057,773)	(2,270,097)

Total stockholders’ equity	1,933,369	12,632,807

Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$11,328,822	$20,803,076

see accompanying notes to consolidated financial statements.

StemCells, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2002	2001	2000
	RESTATED	RESTATED
Revenue from collaborative and licensing agreements	$40,010	$—	$74,300
Revenue from grants	375,367	505,231	—
Revenue from assignment of rights to technology	—	300,000	—

Total Revenues	415,377	805,231	74,300
Operating Expenses
Research and development	7,382,272	8,603,444	5,979,007
General and administrative	3,358,581	3,787,759	3,361,231
Encapsulated Cell Therapy wind-down and corporate relocation	1,163,804	575,000	3,327,360

	11,904,657	12,966,203	12,667,598

Loss from operations	(11,489,280)	(12,160,972)	(12,593,298)
Other Income (expense):
Interest income	108,702	200,766	303,746
Interest expense	(226,723)	—	(272,513)
Gain on sale of short-term investment	—	7,782,398	1,427,686
Loss on disposal of property, plant and equipment	(2,736)	(30,477)	—
Other income (expense)	(34,218)	186,788	8,902

	(154,975)	8,139,475	1,467,821

Loss before deemed dividend and cumulative effect of change in accounting principle	(11,644,255)	(4,021,497)	(11,125,477)
Deemed dividend to preferred shareholders	(1,280,004)	(1,545,917)	(265,000)
Dividends to preferred shareholders	(351,727)	—	—

Loss applicable to common shareholders before cumulative effect of change in accounting principle	(13,275,986)	(5,567,414)	(11,390,477)
Cumulative effect of a change in accounting principle	—	—	(216,000)

Net loss applicable to common shareholders	$(13,275,986)	$(5,567,414)	$(11,606,477)

Basic and diluted loss per share applicable to common shareholders before cumulative effect	$(0.53)	$(0.25)	$(0.57)
Cumulative effect of change in accounting principle	—	—	(0.01)

Basic and diluted net loss per share applicable to common shareholders	$(0.53)	$(0.25)	$(0.58)

Shares used in basic and diluted per share amounts	25,096,252	22,241,564	20,067,760

See accompanying notes to consolidated financial statements.

Stem Cells, Inc.

Consolidated Statements of Changes In Redeemable Convertible Preferred Stock and Stockholders’ Equity

	Redeemable Common		Redeemable
	Stock		Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, December 31,1999	524,337	$5,248,610	—	—	18,635,565	$186,355
Issuance of common stock to Millennium Partners LP, net of issuance costs of $598,563	—	—	—	—	1,104,435	11,044
Issuance of common stock related to license agreements	—	—	—	—	77,800	778
Common stock issued pursuant to employee benefit plan	—	—	—	—	6,672	68
Exercise of employee stock options	—	—	—	—	608,078	6,081
Redeemable common stock conversion	(524,337)	(5,248,610)	—	—	524,337	5,243
Issuance of 6% convertible preferred stock	—	—	1,500	1,283,250	—	—
Deferred compensation	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—
Unrealized gain on short-term restricted investments	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Comprehensive income

Balances, December 31, 2000	—	—	1,500	$1,283,250	20,956,887	$209,569

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Accumulated
	Additional		Other		Total
	Paid-in	Accumulated	Comprehensive	Deferred	Stockholders’
	Capital	Deficit	Income (Loss)	Compensation	Equity
Balances, December 31,1999	$123,917,758	$(119,372,710)	$—	$(1,225,000)	$3,506,403
Issuance of common stock to Millennium Partners LP, net of issuance costs of $598,563	4,390,393	—	—	—	4,401,437
Issuance of common stock related to license agreements	364,222	—	—	—	365,000
Common stock issued pursuant to employee benefit plan	27,112	—	—	—	27,180
Exercise of employee stock options	651,828	—	—	—	657,909
Redeemable common stock conversion	5,243,367	—	—	—	5,248,610
Issuance of 6% convertible preferred stock	216,750	—	—	—	216,750
Deferred compensation	3,555,387	—	—	(3,555,387)	—
Amortization of deferred compensation		—	—	2,044,626	2,044,626
Unrealized gain on short-term restricted investments	—	—	16,356,334	—	16,356,334
Net loss	—	(11,125,477)	—	—	(11,125,477)

Comprehensive income					5,230,857

Balances, December 31, 2000	$138,366,817	$(130,498,187)	$16,356,334	$(2,735,761)	$21,698,772

StemCells, Inc.

Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (continued)

	Redeemable Convertible
	Preferred Stock		Common Stock		Additional Paid- in
	Shares	Amount	Shares	Amount	Capital
Balances at, December 31, 2000	1,500	$1,283,250	20,956,887	$209,569	$138,366,817
Issuance of common stock related to equity financing net of issuance cost $396,593	—	—	707,947	7,079	3,596,328
Exercise of warrants	—	—	1,856,333	18,563	2,230,603
Issuance of redeemable 3% convertible preferred stock, net of issuance cost $272,485	5,000	1,542,515	—	—	3,185,000
Conversion of redeemable convertible preferred shares to common stock	(1,000)	(906,500)	500,125	5,001	901,499
Accretion of redeemable preferred stock	—	743,667	—	—	(743,667)
Common stock issued pursuant to employee benefit plan	—	—	28,221	283	71,882
Exercise of employee and consultant stock options	—	—	170,508	1,705	242,833
Compensation expense from grant of options	—	—			552,349
Deferred compensation	—	—	—	—	776,744
Amortization of deferred compensation	—	—	—	—
Unrealized loss on short-term investments	—	—	—	—	—
Realized gain on short-term investments	—	—	—	—	—
Net loss (RESTATED)	—	—	—	—	—
Comprehensive (loss)			—	—	—

Balances, December 31, 2001 (RESTATED)	5,500	$2,662,932	24,220,021	$242,200	$149,180,388

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated Other		Total
	Accumulated	Comprehensive	Deferred	Stockholders’
	Deficit	Income (Loss)	Compensation	Equity
Balances at, December 31, 2000	$(130,498,187)	$16,356,334	$(2,735,761)	$21,698,772
Issuance of common stock related to equity financing net of issuance cost $396,593	—	—	—	3,603,407
Exercise of warrants	—	—	—	2,249,166
Issuance of redeemable 3% convertible preferred stock, net of issuance cost $272,485	—	—	—	3,185,000
Conversion of redeemable convertible preferred shares to common stock	—	—	—	906,500
Accretion of redeemable preferred stock	—	—	—	(743,667)
Common stock issued pursuant to employee benefit plan	—	—	—	72,165
Exercise of employee and consultant stock options	—	—	—	244,538
Compensation expense from grant of options	—	—	—	552,349
Deferred compensation	—	—	(776,744)	—
Amortization of deferred compensation	—	—	1,242,408	1,242,408
Unrealized loss on short-term investments	—	(8,573,936)	—	(8,573,936)
Realized gain on short-term investments	—	(7,782,398)	—	(7,782,398)
Net loss (RESTATED)	(4,021,497)	—	—	(4,021,497)
Comprehensive (loss)	—	—	—	—

				(4,021,497)

Balances, December 31, 2001 (RESTATED)	$(134,519,684)	$—	$(2,270,097)	$12,632,807

StemCells, Inc.

Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (continued)

	Redeemable
	Convertible Preferred
	Stock		Common Stock		Additional Paid-in
	Shares	Amount	Shares	Amount	Capital
Balances at, December 31, 2001 (RESTATED)	5,500	$2,662,932	24,220,021	$242,200	$149,180,388
Issuance of common stock related to equity financing net of issuance cost $89,706	—	—	1,135,850	11,359	1,117,285
Dividends paid to 3% convertible preferred holders in stock			97,969	980	128,290
Conversion of redeemable convertible preferred shares to common stock	(1500)	(1,283,250)	1,252,244	12,522	1,493,185
Accretion of redeemable preferred stock	—	1,280,004	—	—	(1,280,004)
Common stock issued for external services			61,419	614	90,913
Common stock issued pursuant to employee benefit plan	—	—	44,988	450	56,015
Exercise of employee and consultant stock options	—	—	47,587	476	8,859
Compensation expense from grant of options	—	—			124,689
Deferred compensation	—	—	—	—	(1,681,413)
Amortization of deferred compensation	—	—	—	—
Net loss (RESTATED)	—	—	—	—	—

Balances, December 31, 2002 (RESTATED)	4,000	$2,659,686	26,860,078	$268,601	$149,238,207

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated
		Other		Total
	Accumulated	Comprehensive	Deferred	Stockholders’
	Deficit	Income (Loss)	Compensation	Equity
Balances at, December 31, 2001 (RESTATED)	$(134,519,684)	$—	$(2,270,097)	$12,632,807
Issuance of common stock related to equity financing net of issuance cost $89,706	—	—	—	1,128,644
Dividends paid to 3% convertible preferred holders in stock	(129,270)	—	—	—
Conversion of redeemable convertible preferred shares to common stock	(222,457)	—	—	1,283,250
Accretion of redeemable preferred stock	—	—	—	(1,280,004)
Common stock issued for external services				91,527
Common stock issued pursuant to employee benefit plan	—	—	—	56,465
Exercise of employee and consultant stock options	—	—	—	9,335
Compensation expense from grant of options	—	—	—	124,689
Deferred compensation	—	—	1,681,413	—
Amortization of deferred compensation	—	—	(469,089)	(469,089)
Net loss (RESTATED)	(11,644,255)	—	—	(11,644,255)

Balances, December 31, 2002 (RESTATED)	$(146,515,666)	$—	$(1,057,773)	$1,933,369

StemCells, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2002	2001	2000
	RESTATED	RESTATED
Cash flows from operating activities:
Loss before deemed dividend and cumulative effect of change in accounting principle	$(11,644,255)	$(4,021,497)	$(11,125,477)
Adjustments to reconcile net loss before deemed dividend and cumulative effect of change in accounting principle to net cash used in operating activities:
Depreciation and amortization	402,190	648,273	738,593
Changes in deferred compensation	(469,089)	1,242,408	2,044,627
Issue of options in exchange for services	237,680	563,872	—
Gain on sale of short-term investments	—	(7,782,398)	(1,427,686)
Gain on sale of rights to technology	—	(300,000)	—
Loss on disposal of fixed assets	—	30,477	—
Changes in operating assets and liabilities:
Accrued interest receivable	1,687	12,087	25,488
Other receivable	(12,351)	(49,590)	3,000,000
Other current assets	258,807	162,873	315,213
Other assets, net	(379,572)	(196,432)	—
Accounts payable and accrued expenses	52,477	(1,344,195)	(92,255)
Accrued rent	1,361,776	414,259	203,393
Deposits	103,345	103,896	—

Net cash used in operating activities	(10,087,305)	(10,515,967)	(6,318,104)
Cash flows from investing activities:
Proceeds from sale of short-term investments	—	7,782,398	1,427,686
Purchases of property, plant and equipment	(222,335)	(334,321)	(151,212)
Proceeds on sale of fixed assets	—	40,795	—
Acquisition of other assets	—	(50,344)	(886,751)
Proceeds from sale of rights to technology, net	—	300,000	—

Net cash provided by (used in) investing activities	(222,335)	7,738,528	389,723
Cash flows from financing activities:
Proceeds from issuance of common stock, net	1,128,644	5,852,573	4,401,437
Proceeds from the exercise of stock options	9,335	157,682	685,089
Common stock issued for agreements	—	—	365,000
Proceeds from issuance of preferred stock, net	—	4,727,515	1,500,000
Change in debt service fund	—	—	609,905
Repayments of debt and lease obligations	(289,167)	(332,083)	(324,167)

Net cash provided by financing activities	848,812	10,405,687	7,237,264

Increase (decrease) in cash and cash equivalents	(9,460,828)	7,628,248	1,308,883
Cash and cash equivalents at beginning of year	13,697,195	6,068,947	4,760,064

Cash and cash equivalents at end of the year	$4,236,367	$13,697,195	$6,068,947

Supplemental disclosure of cash flow information:
Interest paid	$226,722	$246,328	$272,513

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

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

     The Company has restated its consolidated financial statements the years ended December 31, 2002 and December 31, 2001. The Company has determined that it needs to restate the treatment of its continuing cost of operating the Company’s former corporate headquarters in Rhode Island in line with applicable accounting guidance, including EITF issue 94-3(B) - “Other Costs to Exit an Activity.” EITF issue 94-3(B) requires that, instead of expensing costs as incurred, the Company accrue what it can reasonably estimate as its carrying cost to an estimated fully leased or disposal date. Accordingly, in its restated financial statements for the years ended December 31, 2002 and 2001, based on information estimated as of those dates, the Company has revised its estimate and accrued $775,000 and $575,000 respectively as estimated wind-down expenses. (See note 9 to the financial statements).

     In addition, as a result of an amendment to the Company’s lease on its current facilities in California, part of the lease incentive amounting to $1,079,201 had been incorrectly recognized as income received in 2002 instead of being deferred and recognized over the lease period. The consolidated financial statements for the year ended December 31, 2002 have been restated to defer this amount at December 31, 2002. (See note 6 to the financial statements.)

     In addition, in the Consolidated Statements of Operations for the years ended December 31, 2002, the line for “Dividends to preferred shareholders” was inadvertently omitted. This amendment on Form 10-K/A rectifies the omission.

     The restatement increased net loss applicable to common shareholders by $1,631,000 in 2002 and $575,000 in 2001 or $0.07 and $0.03 per share respectively.

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

Available-for-Sale Securities

     The Company determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company classifies such holdings as available-for-sale securities, which are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity. At December 31, 2000, the Company owned 126,193 shares of Modex Therapeutics Ltd (“Modex”). The Company sold all of its shares of Modex in 2001 for a realized gain of $7.8 million. The Company no longer holds any available-for-sale securities.

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

Property, Plant and Equipment

     Property, plant and equipment, including that held under capital lease obligations, is stated at cost and depreciated using the straight-line method over the estimated life of the respective asset, or the lease term if shorter, as follows:

Building and improvements	3 - 15 years
Machinery and equipment	3 - 10 years
Furniture and fixtures	3 - 10 years

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

     For purposes of disclosures pursuant to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (FAS 123) as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” (FAS 148), the estimated fair value of options is amortized to expense over the options’ vesting period. The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation ( in thousands, except per share amounts):

	Year ended December 31,
	2002	2001	2000
	RESTATED	RESTATED
Net loss applicable to common stockholders—as reported	$(13,275,986)	$(5,567,414)	$(11,606,477)
Add: Stock-based employee/ director compensation expense included in reported net loss	$143,002	$491,706	$147,499
Deduct: Total stock-based employee/director compensation expense under the fair value based method for all awards	$(619,631)	$(2,246,983)	$(1,182,774)

Net loss applicable to common stockholders—pro forma	$(13,752,615)	$(7,322,691)	$(12,641,752)

Basic and diluted net loss per share applicable to common stockholders—as reported	$(0.53)	$(0.25)	$(0.58)
Basic and diluted net loss per share applicable to common stockholders—pro forma	$(0.55)	$(0.33)	$(0.63)
Shares used in Basic and Diluted loss per share amounts	25,096,252	22,241,564	20,067,760

     The effects on pro forma net loss and net loss per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reporting the results of operations for future years. As required by FAS 123, the Company has used the Black-Scholes model for option valuation, which method may not accurately value the options described.

     The company accounts for stock options granted to non-employees in accordance with FAS No. 123 and Emerging Issues Task Force (EITF) 96-18—“Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling, Goods Or Services”, and accordingly, recognizes as expense the estimated fair value of such options as calculated using the Black-Scholes valuation model. The fair value is remeasured during the service period and is amortized over the vesting period of each option or the recipient’s contractual arrangement, if shorter.

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

	Years Ended December 31,
	2002	2001	2000
	RESTATED	RESTATED
	(In thousands, except per share amounts)
Net loss applicable to common stockholders	$(13,276)	$(5,567)	$(11,606)

Weighted average shares used in computing basic and diluted net loss per share amounts	25,096	22,242	20,068

Basic and diluted net loss per share applicable to common stockholders	$(0.53)	$(0.25)	$(0.58)

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

4. Other Assets, Net

     Other assets are as follows:

	December 31,
	2002	2001
Patents, net	$799,173	$854,974
License agreements, net	376,137	380,092
Security deposit—building lease	752,500	752,500
Deposit – other	3,338	4,641
Employee loan	115,315	—
Restricted Cash-(Letter of Credit)	540,560	275,000

	$2,587,023	$2,267,207

At December 31, 2002 and 2001, accumulated amortization was $1,388,000 and $1,293,000, respectively, for patents and license agreements.

5. Accrued Expenses

Accrued expenses are as follows:

	December 31,
	2002	2001
External services	$183,813	$88,649
Employee compensation	233,447	173,645
Other	10,656	236,871

	$427,916	$499,165

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

     As of February 1, 2001, the Company entered into a 5-year lease for a 40,000 square foot facility located in the Stanford Research Park in Palo Alto, CA. The facility includes space for animals, laboratories, offices, and a GMP (Good Manufacturing Practices) suite. GMP facilities can be used to manufacture materials for clinical trials. On December 19, 2002 the Company negotiated an amendment to the lease, which resulted in reducing the average rent per year over the term of the lease from approximately $3.15 million to $2.1 million. This reduction will be recognized as income over the remaining life of the lease, which terminates on February 1, 2006. As part of the lease amendment the Company issued a letter of credit on January 2, 2003 for $503,079, which was an addition to the letter of credit amounting to $275,000 issued at commencement of the lease to serve as a deposit for the duration of the lease. The lease has escalating rent payments and accordingly, the Company is recognizing rent expense on a straight-line basis. At December 31, 2002 the Company had $1,325,420 in deferred rent expense for this facility.

     As of December 31, 2002, future minimum lease payments and sublease income under operating and capital leases and principal payments on equipment loans are as follows:

	Capital	Operating	Sublease
	Leases	Leases	Income
2003	$436,909	$2,888,796	1,263,736
2004	425,713	2,947,335	1,396,919
2005	412,587	3,007,630	1,409,463
2006	401,289	1,115,186	791,463
2007	330,644	937,500	60,890
Thereafter	1,579,644	6,591,797	—

Total minimum lease payments	3,586,786	$17,488,244	$4,922,472

Less amounts representing interest	1,270,953

Present value of minimum lease payments	2,315,833	—	—
Less current maturities	229,166	—	—

Capitalized lease obligations, less current maturities	$2,086,667

     Rent expense for the years ended December 31, 2002, 2001 and 2000, was $2,565,000, $2,629,000 and $1,111,000 respectively.

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

9. Wind-down of Encapsulated Cell Technology Research and Development Program (RESTATED)

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

     The Company provided for the estimated lease payments and operating costs of the Rhode Island facilities through an expected disposal date of June 30, 2000. The Company did not sublet the Rhode Island facilities in 2000 and therefore made a change in estimate to accrue additional expenses of $3.3 million to cover operating lease payments, utilities, taxes, insurance, maintenance, interest and other non-employee expenses through 2001. In the year 2001 the Company paid $1.7 million of expenses, which were recorded against the reserve. As of December 31, 2001 an additional reserve of $0.6 million was recorded as operating expenses for the Company’s former corporate headquarters in Rhode Island. This reserve was based in part on information provided by the Company’s broker/realtor that estimated, using data available to him as of the end of 2001, the time it would be likely to take until the facility would be fully sub-leased, and the amount of loss the Company would incur during such time. This estimate was revised at December 31, 2002 to $0.8 million. In 2002, the Company incurred $1.0 million in operating expenses for this facility. Even though it is the intent of the Company to dispose the facility at the earliest possible time, the Company cannot determine with certainty a fixed date by which such disposal will occur. In light of this uncertainty, the Company will continue to re-evaluate and adjust its reserve periodically, based on information that would allow the Company to reasonably estimate the reserve required.

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

Stock Option Plans

     The Company has adopted several stock plans that provide for the issuance of incentive and nonqualified stock options, performance awards and stock appreciation rights, at prices to be determined by the Board of Directors. In the case of incentive stock options, such price will not be less than the fair market value on the date of grant. Options generally vest ratably over four years and are exercisable for ten years from the date of grant or within three months of termination. .

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

15. Quarterly Financial Information (unaudited)

(in thousands, except per share data)	Quarter
Year ended December 31, 2002:	First	Second	Third	Fourth
				RESTATED
Total revenue	$111	$125	$90	$89
Operating expenses	2,876	3,166	2,765	3,098
Income (loss) before deemed dividend to preferred shareholders	(2,810)	(3,058)	(2,725)	(3,051)
Net loss applicable to common sthareholders	(3,130)	(3,543)	(3,045)	(3,558)
Basic and diluted (loss) per share applicable to common shareholders	$(0.13)	$(0.15)	$(0.12)	$(0.13)
Year ended December 31, 2001:
Total revenue	$100	$300	$276	$129
Operating expenses	2,641	3,959	2,119	4,247
Income (loss) before deemed dividend to preferred shareholders	269	1,595	(1,787)	(4,099)
Net loss applicable to common shareholders	(63)	1,124	(1,787)	(4,841)
Basic and diluted income (loss) per share applicable to common shareholders	*	$0.05	$(0.08)	$(0.21)

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

Equity Compensation Plan Information
	(A)	(B)	(C)
	Number of		Number of Securities
	Securities to		Remaining Available for
	be Issued Upon	Weighted-average	Issuance Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan category	Warrants and Rights	Warrants and rights	Reflected in Column (A))
Equity compensation plans approved by security holders	4,294,050 (1)	$3.248	1,833,437

Equity compensation arrangements not approved by security holders	196,699 (2)	$3.840	N/a

Totals	4,490,749		1,833,437

(1)	Consists of Incentive Stock Options issued to employees and options issued as compensation to consultants for consultation services. These options were issued under the Company’s 1992 Equity Incentive Plan, its Directors’ Stock Option Plan, its StemCells, Inc. Stock Option Plan, or its 2001 Equity Incentive Plan.

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

(2) Financial Statement Schedules:

Schedules are not included herein because they are not applicable or the required information appears in the Financial Statements or Notes thereto.

(3) Exhibits.

EXHIBIT NO.	TITLE OR DESCRIPTION
3.1*	Restated Certificate of Incorporation of the Registrant

3.2++	Amended and Restated By-Laws of the Registrant.

4.1*	Specimen Common Stock Certificate.

4.2++++	Form of Warrant Certificate issued to a certain purchaser of the Registrant’s Common Stock in April 1995.

4.3X	Warrant to Purchase Common Stock—Mark Angelo

4.4X	Warrant to Purchase Common Stock—Robert Farrell

EXHIBIT NO.	TITLE OR DESCRIPTION
4.5X	Warrant to Purchase Common Stock—Joseph Donahue

4.6X	Warrant to Purchase Common Stock—Hunter Singer

4.7X	Warrant to Purchase Common Stock—May Davis

4.8X	Common Stock Purchase Warrant

4.9X	Callable Warrant

4.10XXX	Registration Rights Agreement dated as of May 10, 2001 between the Registrant and Sativum Investments Limited.

4.11XXX	Warrant, dated May 10, 2001, to Purchase Common Stock issued to Sativum Investments Limited.

4.12XXX	Warrant, dated May 10, 2001, to Purchase Common Stock issued to Pacific Crest Securities, Inc.

4.13XXX	Warrant dated May 10, 2001 to Purchase Common Stock issued to Granite Financial Group, Inc.

4.14XXX	Callable Warrant, dated June 21, 2001, issued to Millennium Partners, L.P.

4.15XXX	Common Stock Purchase Warrant, Class A, dated June 21, 2001, issued to Millennium Partners, L.P.

4.16{**}	Certificate of Designations of the Powers, Preferences and Relative, Participating, Optional and other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of 3% Cumulative Convertible Preferred Stock for StemCells, Inc.

4.17{**}	Warrant to Purchase Common Stock—Riverview Group, LLC

4.18XXXX	Warrant to Purchase Common Stock—Cantor Fitzgerald & Co.

10.1*	Amendment to Registration Rights dated as of February 14, 1992 among the Registrant and certain of its stockholders.

10.2*	Form of at-will Employment Agreement between the Registrant and most of its employees.

10.3*	Form of Agreement for Consulting Services between the Registrant and members of its Scientific Advisory Board.

10.4*	Form of Nondisclosure Agreement between the Registrant and its Contractors.

10.5*	Master Lease and Warrant Agreement dated April 23, 1991 between the Registrant and PacifiCorp Credit, Inc.

10.6*	1988 Stock Option Plan.

10.7*	1992 Equity Incentive Plan.

10.8*	1992 Stock Option Plan for Non-Employee Directors.

10.9**!!!!	1992 Employee Stock Purchase Plan.

EXHIBIT NO.	TITLE OR DESCRIPTION
10.12++	Research Agreement dated as of March 16, 1994 between NeuroSpheres, Ltd. and Registrant.

10.13++	Term Loan Agreement dated as of September 30, 1994 between The First National Bank of Boston and Registrant.

10.14++	Lease Agreement between the Registrant and Rhode Island Industrial Facilities Corporation, dated as of August 1, 1992.

10.15++	First Amendment to Lease Agreement between Registrant and The Rhode Island Industrial Facilities Corporation dated as of September 15, 1994.

10.17**++++	Development, Marketing and License Agreement, dated as of March 30, 1995 between Registrant and Astra AB.

10.18++++	Form of Unit Purchase Agreement to be executed by the purchasers of the Common Stock and Warrants offered in April 1995.

10.19+++	Form of Common Stock Purchase Agreement to be executed among the Registrant and certain purchasers of the Registrant’s Common Stock.

10.22###	Lease Agreement dated as of November 21, 1997 by and between Hub RI Properties Trust, as Landlord, and CytoTherapeutics, Inc., as Tenant.

10.24!!	CTI individual stockholders option agreement dated as of July 10, 1996 among the Company and the individuals listed therein.

10.25!!	CTI Valoria option agreement dated of July 10, 1996 between the Company and the Societe Financiere Valoria SA.

10.26!!!	Term Loan Agreement dated as of October 22, 1996 between The First National Bank of Boston and the Registrant.

10.27***	Agreement and Plan of Merger dated as of August 13, 1997 among StemCells, Inc., the Registrant and CTI Acquisition Corp.

10.28***	Consulting Agreement dated as of September 25, 1997 between Dr. Irving Weissman and the Registrant.

10.29###	Letter Agreement among each of Dr. Irving Weissman and Dr. Fred H. Gage and the Registrant.

10.32****	StemCells, Inc. 1996 Stock Option Plan.

10.33****	1997 StemCells Research Stock Option Plan (the “1997 Plan”)

10.34****	Form of Performance-Based Incentive Option Agreement issued under the 1997 Plan.

10.35###	Employment Agreement dated as of September 25, 1997 between Dr. Richard M. Rose and the Registrant.

10.38{*}	Rights Agreement, dated as of July 27, 1998 between Bank Boston, N.A. as Rights Agent and the Registrant.

EXHIBIT NO.	TITLE OR DESCRIPTION
10.40$**	Consulting Services Agreement dated as of July 27, 1998, as amended December 19, 1998 between Dr. John J. Schwartz and the Registrant.

10.41$**	Letter Agreement dated as of December 19, 1998 between John J. Schwartz and the Registrant.

10.42$**	License Agreement dated as of October 27, 1998 between The Scripps Research Institute and the Registrant.

10.43$**	License Agreement dated as of October 27, 1998 between The Scripps Research Institute and the Registrant.

10.44$**	License Agreement dated as of November 20, 1998 between The Scripps Research Institute and the Registrant.

10.45$$**	Purchase Agreement and License Agreement dated as of December 29, 1999 between Neurotech S.A. and the Registrant.

10.46++++**	License Agreement dated as of June 1999 between The Scripps Research Institute and the Registrant.

10.47++++**	License Agreement dated as of June 1999 between The Scripps Research Institute and the Registrant.

10.48X	Form of Registration Rights Agreement dated as of July 31, 2000 between the Registrant and investors.

10.49X	Subscription Agreement dated as of July 31, 2000 between the Registrant and Millennium Partners, L.P.

10.50XXX	Common Stock Purchase Agreement, dated as of May 10, 2001, between the Registrant and Sativum Investments Limited.

10.51XXX	Escrow Agreement, dated as of May 10, 2001, among the Registrant, Sativum Investments Limited and Epstein, Becker & Green, P.C.

10.52XX	License Agreement, dated as of October 30, 2000, between the Registrant and NeuroSpheres Ltd.

10.53XX	Letter Agreement, dated January 2, 2001, between the Registrant and Martin McGlynn

10.54XX	Lease, dated February 1, 2001, between the Board of Trustees of Stanford University and the Registrant.

10.55XXX	Registration Rights Agreement, dated as of June 21, 2001, by and between the Registrant and Millennium Partners, L.P.

10.56XXX	Subscription Agreement, dated as of June 21, 2001, by and between the Registrant and Millennium Partners, L.P.

10.57$$$	2001 Equity Incentive Plan

10.58{**}	Subscription Agreement, dated as of December 4, 2001 between the Registrant and Riverview Group, L.L.C.

EXHIBIT NO.	TITLE OR DESCRIPTION
10.59{**}	Registration Rights Agreement, dated as of December 4, 2001 between the Registrant and Riverview Group, L.L.C.

10.60{**}	Agreement dated as of December 4, 2001 between the Registrant and Millennium Partners, L.P.

10.61{**}	Agreement dated as of December 4, 2001 among the Registrant, Millennium Partners, L.P. and Riverview Group, L.L.C.

21X	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

31.1	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Martin McGlynn, Chief Executive Officer).

31.2	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (George Koshy, Acting Chief Financial Officer).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Martin McGlynn, Chief Executive Officer)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (George Koshy, Acting Chief Financial Officer)

99	Cautionary Factors Relevant to Forward-Looking Information

99.1XX	Side Letter, dated March 17, 2001, between the Company and Oleh S. Hnatiuk regarding NeuroSpheres License Agreement, dated October 30, 2000.

++	Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, the Registrant’s Registration Statement on Form S-1, File No. 33-85494.

+++	Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, the Registrant’s Registration Statement on Form S-3, File No. 33-97272.

++++	Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, the Registrant’s Registration Statement on Form S-1, File No. 33-91228.

*	Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, Registration Statement on Form S-1, File No. 33-45739.

#	Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, the Registrant’s Annual Report on Form 10-K for fiscal year ended December 31, 1992 and filed March 30, 1993.

**	Confidential treatment requested as to certain portions. The term “confidential treatment” and the mark “**” as used throughout the indicated Exhibits mean that material has been omitted and separately filed with the Commission.

##	Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 and filed on May 14, 1994.

+	Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and filed on March 30, 1994.

!	Previously filed with the Commission as an Exhibit to and incorporated by reference to, the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

!!	Previously filed with the Commission as an Exhibit to and incorporated by reference to, the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

!!!	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and filed on March 31, 1997.

!!!!	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

***	Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and filed on November 14, 1997.

****	Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, the Registrant’s Registration Statement on Form S-8, File No. 333-37313.

###	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 1997 and filed on March 30, 1998.

{*}	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s current report on Form 8-K filed on August 3, 1998.

{**}	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s current report on Form 8-K filed on December 7, 2001.

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

SIGNATURE	CAPACITY	DATE
/s/ MARTIN MCGLYNN Martin McGlynn	President and Chief Executive Officer and Director (principal executive officer)	April 5, 2004

/s/ GEORGE KOSHY George Koshy	Controller and Acting Chief Financial Officer (principal accounting officer)	April 5, 2004

/s/ RICARDO B. LEVY, Ph.D. Ricardo B. Levy, Ph.D.	Director	April 5, 2004

/s/ ROGER PERLMUTTER, M.D. Roger Perlmutter, M.D.	Director	April 5, 2004

/s/ JOHN J. SCHWARTZ, Ph.D. John J. Schwartz, Ph.D.	Director, Chairman of the Board	April 5, 2004

/s/ IRVING L. WEISSMAN, M.D. Irving L. Weissman, M.D.	Director	April 5, 2004

/s/ Eric Bjerkholt Eric Bjerkholt	Director	April 5, 2004

EXHIBIT INDEX

EXHIBIT NO.	TITLE OR DESCRIPTION
3.1*	Restated Certificate of Incorporation of the Registrant

3.2++	Amended and Restated By-Laws of the Registrant.

4.1*	Specimen Common Stock Certificate.

4.2++++	Form of Warrant Certificate issued to a certain purchaser of the Registrant’s Common Stock in April 1995.

4.3X	Warrant to Purchase Common Stock—Mark Angelo

4.4X	Warrant to Purchase Common Stock—Robert Farrell

4.5X	Warrant to Purchase Common Stock—Joseph Donahue

4.6X	Warrant to Purchase Common Stock—Hunter Singer

4.7X	Warrant to Purchase Common Stock—May Davis

4.8X	Common Stock Purchase Warrant

4.9X	Callable Warrant

4.10XXX	Registration Rights Agreement dated as of May 10, 2001 between the Registrant and Sativum Investments Limited.

4.11XXX	Warrant, dated May 10, 2001, to Purchase Common Stock issued to Sativum Investments Limited.

4.12XXX	Warrant, dated May 10, 2001, to Purchase Common Stock issued to Pacific Crest Securities, Inc.

4.13XXX	Warrant dated May 10, 2001 to Purchase Common Stock issued to Granite Financial Group, Inc.

4.14XXX	Callable Warrant, dated June 21, 2001, issued to Millennium Partners, L.P.

4.15XXX	Common Stock Purchase Warrant, Class A, dated June 21, 2001, issued to Millennium Partners, L.P.

4.16{**}	Certificate of Designations of the Powers, Preferences and Relative, Participating, Optional and other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of 3% Cumulative Convertible Preferred Stock for StemCells, Inc.

4.17{**}	Warrant to Purchase Common Stock—Riverview Group, LLC

4.18XXXX	Warrant to Purchase Common Stock—Cantor Fitzgerald & Co.

10.1*	Amendment to Registration Rights dated as of February 14, 1992 among the Registrant and certain of its stockholders.

10.2*	Form of at-will Employment Agreement between the Registrant and most of its employees.

EXHIBIT NO.	TITLE OR DESCRIPTION
10.3*	Form of Agreement for Consulting Services between the Registrant and members of its Scientific Advisory Board.

10.4*	Form of Nondisclosure Agreement between the Registrant and its Contractors.

10.5*	Master Lease and Warrant Agreement dated April 23, 1991 between the Registrant and PacifiCorp Credit, Inc.

10.6*	1988 Stock Option Plan.

10.7*	1992 Equity Incentive Plan.

10.8*	1992 Stock Option Plan for Non-Employee Directors.

10.9**!!!!	1992 Employee Stock Purchase Plan.

10.12++	Research Agreement dated as of March 16, 1994 between NeuroSpheres, Ltd. and Registrant.

10.13++	Term Loan Agreement dated as of September 30, 1994 between The First National Bank of Boston and Registrant.

10.14++	Lease Agreement between the Registrant and Rhode Island Industrial Facilities Corporation, dated as of August 1, 1992.

10.15++	First Amendment to Lease Agreement between Registrant and The Rhode Island Industrial Facilities Corporation dated as of September 15, 1994.

10.17**++++	Development, Marketing and License Agreement, dated as of March 30, 1995 between Registrant and Astra AB.

10.18++++	Form of Unit Purchase Agreement to be executed by the purchasers of the Common Stock and Warrants offered in April 1995.

10.19+++	Form of Common Stock Purchase Agreement to be executed among the Registrant and certain purchasers of the Registrant’s Common Stock.

10.22###	Lease Agreement dated as of November 21, 1997 by and between Hub RI Properties Trust, as Landlord, and CytoTherapeutics, Inc., as Tenant.

10.24!!	CTI individual stockholders option agreement dated as of July 10, 1996 among the Company and the individuals listed therein.

10.25!!	CTI Valoria option agreement dated of July 10, 1996 between the Company and the Societe Financiere Valoria SA.

10.26!!!	Term Loan Agreement dated as of October 22, 1996 between The First National Bank of Boston and the Registrant.

10.27***	Agreement and Plan of Merger dated as of August 13, 1997 among StemCells, Inc., the Registrant and CTI Acquisition Corp.

10.28***	Consulting Agreement dated as of September 25, 1997 between

EXHIBIT NO.	TITLE OR DESCRIPTION
Dr. Irving Weissman and the Registrant.

10.29###	Letter Agreement among each of Dr. Irving Weissman and Dr. Fred H. Gage and the Registrant.

10.32****	StemCells, Inc. 1996 Stock Option Plan.

10.33****	1997 StemCells Research Stock Option Plan (the “1997 Plan”)

10.34****	Form of Performance-Based Incentive Option Agreement issued under the 1997 Plan.

10.35###	Employment Agreement dated as of September 25, 1997 between Dr. Richard M. Rose and the Registrant.

10.38{*}	Rights Agreement, dated as of July 27, 1998 between Bank Boston, N.A. as Rights Agent and the Registrant.

10.40$**	Consulting Services Agreement dated as of July 27, 1998, as amended December 19, 1998 between Dr. John J. Schwartz and the Registrant.

10.41$**	Letter Agreement dated as of December 19, 1998 between John J. Schwartz and the Registrant.

10.43$**	License Agreement dated as of October 27, 1998 between The Scripps Research Institute and the Registrant.

10.45$$**	Purchase Agreement and License Agreement dated as of December 29, 1999 between Neurotech S.A. and the Registrant.

10.46++++**	License Agreement dated as of June 1999 between The Scripps Research Institute and the Registrant.

10.47++++**	License Agreement dated as of June 1999 between The Scripps Research Institute and the Registrant.

10.48X	Form of Registration Rights Agreement dated as of July 31, 2000 between the Registrant and investors.

10.49X	Subscription Agreement dated as of July 31, 2000 between the Registrant and Millennium Partners, L.P.

10.50XXX	Common Stock Purchase Agreement, dated as of May 10, 2001, between the Registrant and Sativum Investments Limited.

10.51XXX	Escrow Agreement, dated as of May 10, 2001, among the Registrant, Sativum Investments Limited and Epstein, Becker & Green, P.C.

10.52XX	License Agreement, dated as of October 30, 2000, between the Registrant and NeuroSpheres Ltd.

10.53XX	Letter Agreement, dated January 2, 2001, between the Registrant and Martin McGlynn

10.54XX	Lease, dated February 1, 2001, between the Board of Trustees of Stanford University and the Registrant.

10.55XXX	Registration Rights Agreement, dated as of June 21,

EXHIBIT NO.	TITLE OR DESCRIPTION
2001, by and between the Registrant and Millennium Partners, L.P.

10.56XXX	Subscription Agreement, dated as of June 21, 2001, by and between the Registrant and Millennium Partners, L.P.

10.57$$$	2001 Equity Incentive Plan

10.58{**}	Subscription Agreement, dated as of December 4, 2001 between the Registrant and Riverview Group, L.L.C.

10.59{**}	Registration Rights Agreement, dated as of December 4, 2001 between the Registrant and Riverview Group, L.L.C.

10.60{**}	Agreement dated as of December 4, 2001 between the Registrant and Millennium Partners, L.P.

10.61{**}	Agreement dated as of December 4, 2001 among the Registrant, Millennium Partners, L.P. and Riverview Group, L.L.C.

21X	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

31.1	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Martin McGlynn, Chief Executive Officer).

31.2	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (George Koshy, Acting Chief Financial Officer).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Martin McGlynn, Chief Executive Officer)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (George Koshy, Acting Chief Financial Officer)

99	Cautionary Factors Relevant to Forward-Looking Information

99.1XX	Side Letter, dated March 17, 2001, between the Company and Oleh S. Hnatiuk regarding NeuroSpheres License Agreement, dated October 30, 2000.

++	Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, the Registrant’s Registration Statement on Form S-1, File No. 33-85494.

+++	Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, the Registrant’s Registration Statement on Form S-3, File No. 33-97272.

++++	Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, the Registrant’s Registration Statement on Form S-1, File No. 33-91228.

*	Previously filed with the Commission as Exhibits to, and

incorporated herein by reference to, Registration Statement on Form S-1, File No. 33-45739.

#	Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, the Registrant’s Annual Report on Form 10-K for fiscal year ended December 31, 1992 and filed March 30, 1993.

**	Confidential treatment requested as to certain portions. The term “confidential treatment” and the mark “**” as used throughout the indicated Exhibits mean that material has been omitted and separately filed with the Commission.

##	Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 and filed on May 14, 1994.

+	Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and filed on March 30, 1994.

!	Previously filed with the Commission as an Exhibit to and incorporated by reference to, the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

!!	Previously filed with the Commission as an Exhibit to and incorporated by reference to, the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

!!!	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and filed on March 31, 1997.

!!!!	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

***	Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and filed on November 14, 1997.

****	Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, the Registrant’s Registration Statement on Form S-8, File No. 333-37313.

###	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 1997 and filed on March 30, 1998.

{*}	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s current report on Form 8-K filed on August 3, 1998.

{**}	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s current report on Form 8-K filed on December 7, 2001.

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