Form 10-K
period 2003-12-31
STEMCELLS INC
filed 2004-04-06
CIK 883975

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-19871

StemCells, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	94-3078125
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3155 Porter Drive, Palo Alto, CA (Address of principal offices)	94304 (zip code)

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

          Aggregate market value of Common Stock held by non-affiliates at June 30, 2003: $54,596,198. Inclusion of shares held beneficially by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management policies of the registrant, or that such person is controlled by or under common control with the Registrant.

          Common stock outstanding at March 17, 2004: 41,004,834 shares.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2004 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A are incorporated by reference in Part III of this report.

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

Overview

      We are engaged in research aimed at the development of therapies that would use stem and progenitor cells to treat, and possibly cure, human diseases and injuries such as neurodegenerative diseases (for instance, Batten’s, Parkinson’s, and Alzheimer’s diseases, and other metabolic genetic disorders), demyelinating disorders (for instance, Multiple Sclerosis), spinal cord injuries, stroke, hepatitis, chronic liver failure, and diabetes. We believe that our stem cell technologies, if successfully developed, may provide the basis for effective therapies for these and other conditions. Our aim is to return patients to productive lives and significantly reduce the substantial health care costs often associated with these diseases and disorders. The body uses certain key cells known as stem cells to produce all the functional mature cell types found in normal organs of healthy individuals. Progenitor cells are cells that have already developed from the stem cells, but can still produce one or more types of mature cells within an organ. We use cells derived from fetal or adult tissue sources, and are not developing embryonic stem cells for therapeutic use. Neither are we involved in any activity directed toward human cloning; our programs are all directed toward the use of tissue-derived cells for treating or curing diseases and injuries.

      Many diseases, such as Alzheimer’s, Parkinson’s, and other degenerative diseases of the brain or nervous system, involve the failure of organs that cannot be transplanted. Other diseases, such as hepatitis and diabetes, involve organs such as the liver or pancreas that can be transplanted, but there is a very limited supply of those organs available for transplant. We estimate that these neural, liver and pancreatic conditions affect more than 49 million people in the United States and account for more than $300 billion annually in health care costs.(1)

      Our stem cell discovery engine relies upon our state of the art cell sorting capabilities and our library of proprietary monoclonal antibodies to human proteins. Using this library of monoclonal antibodies, we have successfully identified, purified, and characterized the human central nervous system stem cell. We have also used our proprietary monoclonal antibodies to make significant advances in our search for stem or progenitor cells of the liver and the pancreas. We have established an intellectual property position in all three areas of our stem cell research — the nervous system, the liver and the pancreas — by patenting our discoveries and entering into exclusive in-licensing arrangements. We believe that, if successfully developed, our platform of stem cell technologies may create the basis for therapies that would address a number of conditions with significant unmet medical needs. We are concentrating our in-house efforts on our neural and liver programs and, for the present, pursuing research on the pancreas primarily through an external collaborator.

Cell Therapy Background

Role of Cells in Human Health and Traditional Therapies

      Cells maintain normal physiological function in healthy individuals by secreting or metabolizing substances, such as sugars, amino acids, neurotransmitters and hormones, which are essential to life. When cells are damaged or destroyed, they no longer produce, metabolize or accurately regulate those substances. Impaired cellular function is associated with the progressive decline common to many degenerative diseases of the nervous system, such as Parkinson’s disease and Alzheimer’s disease. Recent advances in medical science have identified cell loss or impaired cellular function as leading causes of degenerative diseases. Biotechnology advances have led to the identification of some of the specific substances or proteins that are deficient in some diseases, such as dopamine which is deficient in the brains of individuals with Parkinson’s disease as a result of

      1 This estimate is based on information from the Alzheimer’s Association, the Alzheimer’s Disease Education & Referral Center (National Institute on Aging), the National Institutes of Health’s National Institute on Neurological Disorders and Stroke, the Foundation for Spinal Cord Injury Prevention, Care & Cure, the Centers for Disease Control and Prevention, University of Georgia College of Pharmacy, the Cincinnati Children’s Hospital Medical Center, JAIDs, the American Liver Foundation, and the Parkinson’s Action Network.

the loss of dopamine producing neurons. While administering these substances or proteins as medication does overcome some of the limitations of traditional pharmaceuticals such as lack of specificity, there is no existing technology that can deliver them to the precise sites of action and in the appropriate physiological regulation and quantities or for the duration required to cure the degenerative condition. Cells, however, can do this naturally. As a result, investigators have considered supplementing the failing cells that are no longer producing the needed substances or proteins by implanting stem or progenitor cells. Where there has been irreversible tissue damage or organ failure, transplantation of these stem or progenitor cells offers the possibility of generating new and healthy mature cells, thus potentially restoring the organ function and the patient’s health.

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

1) to identify the stem or progenitor cells of a particular organ;

2) to create techniques and processes that can be used to expand these rare cells in sufficient quantities for effective transplants; and

3) to establish a bank of normal human stem or progenitor cells that can be used for transplantation into individuals whose own cells are not suitable because of disease or other reasons.

      We have discovered and patented the use of monoclonal antibodies to markers on the cell surface that identify the human central nervous system, or CNS, stem cells. This methodology allows us to purify the stem cell population and eliminate other unwanted cell types. We have also developed a process, based on a proprietary in vitro culture system in chemically defined media, that reproducibly grows normal human CNS, stem and progenitor cells. We believe this is the first reproducible process for growing normal human CNS stem cells. Together, these discoveries enable us to select normal human CNS stem cells and to expand them in culture to produce a large number of pure stem cells. This process facilitates the banking of large quantities of individual vials of these cells, which could then be used for distribution to transplant centers worldwide for administration to patients.

      Because these cells have not been genetically modified, they may be especially suitable for transplantation and may provide a safer and more effective alternative to therapies that are based on cells derived from cancer cells, from cells modified by a cancer gene to make them grow, from an unpurified mixture of many different cell types, or from animal derived cells. We believe our proprietary stem cell technologies may be used to restore function by replacing specific cells that have been damaged or destroyed. In our research, we have shown that when human stem cells of the central nervous system are transplanted into animals, they are accepted, migrate, and successfully specialize to produce mature neurons and glial cells.

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

      We intend to research, develop, and commercialize the therapeutic uses of our stem and progenitor cells alone or in partnership with third parties. We also intend to monetize non-core uses of our stem cell technology, such as diagnostics, gene discovery and use, drug discovery and screening, by engaging in a number of non-exclusive agreements.

Our Stem Cell Technology Programs

      Stem cells have two defining characteristics:

•	some of the cells developed from stem cells produce all the kinds of mature cells making up the particular organ; and

•	they self renew — that is, other cells developed from stem cells are themselves new stem cells, thus permitting the process to continue again and again.

      Stem cells are known to or thought to exist for many systems of the human body, including the blood and immune system, the central and peripheral nervous systems (including the brain), and the liver, pancreas endocrine, and the skin systems. These cells are responsible for organ regeneration during normal cell replacement and, to greater or lesser extent, after injury. We believe that further research and development will allow stem cells to be cultivated and administered in ways that enhance their natural function, so as to form the basis of therapies that will replace specific subsets of cells that have been damaged or lost through disease, injury or genetic defect.

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

      Our strategy is to be the first to identify, isolate and patent multiple types of human stem and progenitor cells, derived from human tissue, with commercial importance. Our portfolio of issued patents includes a method of culturing normal human central nervous system stem and progenitor cells in our proprietary chemically defined media, and our published studies show that these cultured and expanded cells give rise to all three major cell types of the central nervous system. In rodents, we have shown that these cells exhibit the unique properties of stem cells: They migrate and colonize throughout the organ from which they were derived and mature into the specialized cells, such as neurons and glial cells, that are normally found in that region of the organ. We also have patent applications pending in connection with our search for liver and pancreas stem and progenitor cells.

      We have published the results of a study showing that human central nervous system stem cells can be successfully isolated by markers present on the surface of freshly obtained brain cells. We believe this is the first reproducible process for isolating highly purified populations of well-characterized normal human central nervous system stem cells. We own or have exclusive licenses to U.S. patents on this process, as well as issued patents and pending patent applications for compositions of matter. Because the cells are highly purified and have not been genetically modified, they may be especially suitable for transplantation and may provide a safer and more effective alternative than therapies that are based on cells derived from cancer cells, or from cells modified by a cancer gene to make them grow, or from an unpurified mixture of many different cell types or cells derived from animals. We are the exclusive licensee of a U.S. patent issued in December, 2002, covering the transplantation of central nervous system stem cells (U.S. Patent No. 6,497,872, “Neural transplantation using proliferated multipotent neural stem cells and their progeny”). We have also filed patent applications covering the growth and expansion of these purified normal human central nervous system cells.

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

      In 2003, we announced results of three preclinical studies showing proof of principle of the human CNS-SC for a neurodegenerative disease using the mouse model for Infantile Batten Disease (a rare lysosomal storage disease), for spinal cord injury using a spinal cord crush mouse model and for myelination in the shiverer mouse model.

      Neurological disorders such as Parkinson’s disease, Alzheimer’s disease, the side effects of stroke, and the mental retardation that accompanies genetic disorders such as Gaucher’s Disease, Tay-Sachs Disease, and Batten’s Disease affect a significant portion of the U.S. population and there currently are no effective long-term therapies for them. We believe that therapies based on our process for identifying, isolating and culturing neural stem and progenitor cells may be useful in treating such diseases. We are continuing our research into, and have initiated the development of, human central nervous system stem and progenitor cell-based therapies for some of these diseases.

      We have demonstrated in a mouse model for the Batten disease mouse model that the Company’s human CNS-SC engraft, migrate throughout the brain and produce the enzyme that is missing in this transgenic mouse. The transplanted human cells are able to neuroprotect specific neurons, in the transgenic mouse, from death and quantitatively reduce the insoluble storage material in the brain, a characteristic hallmark of this disease. The Company has submitted these results to the FDA and held formal discussions with the FDA pertaining to the filing of an IND for Batten Disease.

      The Company has also obtained and presented preclinical results in spinal cord injury. A preclinical study in mice by Drs. Aileen Anderson and Brian Cummings of the Reeve-Irvine Center at the University of California showed promising results using the Company’s proprietary human neural stem cell technology as a potential means to regenerate damaged nerves and nerve fibers in patients with spinal cord injuries. In quantitative tests designed to measure functional recovery from complete hind limb paralysis to normal walking, the Company’s researchers reported that injured mice transplanted with the Company’s human neural stem cells (hCNS-SC) showed improved motor function compared to control animals. Inspection of the spinal cords from these mice showed significant levels of human neural cells derived from the transplanted stem cells. Previously, injured rats have been given stem cells from other rats or mice, but not stem cells from humans. The performance of the human cells in this rodent injury model suggests the possibility that similar results may be obtainable in humans. We believe that the significance of this study is that there is now hope in treating two aspects of spinal cord injury: nerve damage and loss of motor function.

      In November 2003, the Company presented data at the 33rd Annual Society for Neuroscience Meeting showing production of myelin, the insulator for nerve cells. In the mutant shiverer mouse, which is deficient in myelin production, transplantation of hCNS-SC into the brain resulted in widespread engraftment of human cells that matured into oligodendrocytes, the myelin producing cells. Analysis of the brain tissue of these mice shows the human cells juxtaposed to the mouse nerves where the myelin produced by the human cells now ensheath the mouse nerve, providing the proper layers of insulation. Further studies are in progress to demonstrate proper function of the newly produced myelin. Loss of myelin characterizes conditions such as spinal cord injury, multiple sclerosis and certain genetic disorders (for example, Krabbe’s disease, metachormatic leukodystrophy, Tay Sachs disease).

      We continue to advance our research programs to discover the liver and pancreas stem and/or progenitor cells. Liver stem cells may be useful in the treatment of diseases such as hepatitis, liver failure, blood-clotting disorder, cirrhosis of the liver and liver cancer. Islet cells are the pancreas cells that produce insulin, so pancreatic stem cells may be useful in the treatment of Type 1 diabetes and those cases of Type 2 diabetes where insulin secretion is defective.

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

1. No Other Treatment

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

2. Replaced Cells May Provide Normal Function for the Life of the Patient

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

3. Stem Cell Therapy Targets the Root Cause of the Disease

      Most approved therapies for the diseases being targeted by the Company are palliative in nature, primarily treating the symptoms of the disease. Stem cell therapy, by contrast, has the potential to arrest or slow down the progression of the disease or even cure the patient.

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

Research and Product Development Programs

Program Description and Objective	Stage/Status(1)

Human Neural Stem Cell	Preclinical
Repair or replace damaged central nervous system tissue (including spinal cord, stroke-damaged tissue, and tissue affected by certain genetic disorders)	• Demonstrated the ability to reproducibly identify and purify human neural stem cells (hCNS-SC).
• Demonstrated the ability to create human neural stem cell banks.
• Demonstrated in vitro the ability to initiate and expand stem cell-containing human neural cultures and specialization into three types of central nervous system cells.
• Demonstrated in rodent studies that transplanted human brain-derived stem cells are accepted and properly specialized into the three major cell types of the central nervous system with no tumor formation.
• Commenced preclinical testing of human neural stem cells in well-characterized small animal models of human diseases.
• Batten’s Disease Indication:
• Demonstrated in vivo proof of principle showing hCNS-SC can slow progression of neuro- degeneration in a genetic disease (Batten disease)
• Presented pre-clinical data to the FDA at a pre-IND meeting. IND filing planned for Q1 2005.
• Spinal Cord Injury: Demonstrated in vivo proof of principle that transplanted cells show preferential migration towards injured sites
• Stroke Indication: Demonstrated in vivo proof of principle shows functional integration of myelin onto the mouse nerve axons.

Liver Stem Cell	Research
Repair or replace liver tissue damaged or destroyed by cirrhosis and certain metabolic genetic diseases	• Identified a candidate human liver stem cell-like population referred to as a human liver engrafting cell (hLEC).
• Identified in vitro culture assay for growth of human liver progenitor cells that express markers for both bile duct cells and hepatocytes

Program Description and Objective	Stage/Status(1)

• Shown that the in vitro culture of human liver progenitor cells also can grow human hepatitis virus; this is a potential assay system to screen for novel anti-viral compounds.
• Demonstrated the engraftment and survival of the candidate human LEC in an in vivo mouse model.
• Detected human albumin in mouse serum in animals transplanted with hLECs.

Pancreas Islet Stem Cell	Research
Repair or replace damaged pancreas islet tissue	• Identified markers on the surface of a rare population of human pancreatic stem cell-like population, a candidate pancreatic stem/progenitor cell.
• Identified a human insulin-producing -cell.
• Commenced testing of a candidate murine pancreatic stem/progenitor cell in vitro and in vivo in small animal model.
• Commenced testing of a candidate human pancreatic stem/progenitor cell in vivo in small animal models

(1)	“Research” refers to early stage research and product development activities in vitro, including the selection and characterization of product candidates for preclinical testing. “Preclinical” refers to further testing of a defined product candidate in vitro and in animals prior to clinical studies.

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

Neural Program

      We began our work with central nervous system stem and progenitor cell cultures in collaboration with NeuroSpheres, Ltd., in 1992. We believe that NeuroSpheres was the first to invent these cultures. We are the exclusive, worldwide licensee from NeuroSpheres to such inventions and associated patents and patent applications for all uses, including transplantation in the human body, as embodied in these patents. See “NeuroSpheres Ltd.” under “License Agreements” below.

      In 1997, our scientists invented a reproducible method for growing human CNS stem and progenitor cells in culture. In preclinical in vivo and early in vivo studies, we demonstrated that these cells specialize into all three of the cell types of the central nervous system. Because of these results, we believe that these cells may form the basis for replacement of cells lost in certain degenerative diseases. We are continuing research into, and have initiated the development of, our human CNS stem and progenitor cell cultures. We have initiated the cultures and demonstrated that these cultures can be expanded for a number of generations in vivo in chemically defined media. In collaboration with Dr. Anders Bjorklund of Lund University, Sweden, that cells from these cultures can be successfully transplanted and accepted into the brains of rodents where they subsequently migrated and specialized into the appropriate cell types for the site of the brain into which they were placed.

      StemCells Inc holds a substantial portfolio of issued and allowed patents in the neural field. See “Patents, Proprietary Rights And Licenses.”

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

      The company has established a number of research collaborations in the neural field to assess the effects of transplanting the human CNS stem cells into preclinical animal models, including the spinal cord injury collaboration with Drs. Aileen Anderson and Brian Cummings of the Reeve-Irvine Center at the University of California and a collaboration with Dr. Gary Steinberg, Chairman of the Department of Neurosurgery of Stanford University School of Medicine and Co-director of the Stanford Stroke Center, pertaining to the evaluation of our human neural stem cells in animal models of stroke.

      As noted above, human CNS stem and progenitor cells harvested and purified and expanded using our proprietary processes may be useful for creating therapies for the treatment of degenerative brain diseases such as Batten Disease and other genetic disorders affecting the brain, Parkinson’s and Alzheimer’s diseases. These conditions affect about 5 million people in the United States and there are no effective long-term therapies currently available. We believe the ability to purify human brain stem cells directly from fresh tissue is important because:

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

Liver Program

      We initiated our discovery work for the liver stem and progenitor cell through a sponsored research agreement with Markus Grompe, Ph.D., of Oregon Health Sciences University. Dr. Grompe’s work focuses on the discovery and development of a suitable method for identifying and assessing liver stem and progenitor cells for use in transplantation. We have also obtained rights to a novel mouse model of liver failure for evaluating cell transplantation developed by Dr. Grompe: The “FAH transgenic mouse”. This mouse lacks a key enzyme (FAH, or fumaryl-acetoacetate hydrolase), which results in build-up of a toxic substance which causes liver damage. In addition, we obtained an exclusive license to U.S. Patent No. 6,132,708, claiming a method of regenerating a functional liver by transplantation of pancreas cells in mammals, including humans.

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

      The Company focuses on discovering and utilizing proprietary methods to identify and isolate liver stem and progenitor cells and to evaluate these cells in culture and in preclinical animal models. The Company intends to use these advanced methods, as they become available, to establish enriched cell populations suitable for transplantation.

      StemCells has devised a culture assay that it uses in its efforts to identify liver stem and progenitor cells. In addition, the culture assay can support the growth of an early human liver bipotent progenitor cell — a cell that can develop into two kinds of mature liver cells: bile duct cells and hepatocytes. Further, since cells in this culture can be infected with human hepatitis virus, it provides a valuable system for study of the virus. This technology also could provide a unique in vitro model for the testing of drugs that act on, or are metabolized by, human liver cells.

      The Company’s scientists have identified proprietary monoclonal antibodies that enrich for distinct subsets of human liver cells, including a candidate human liver stem-like cell that the Company refers to as a human liver engrafting cell (hLEC). When tested in the Company’s in vitro culture assay, these antibody-enriched cells produce human serum albumin, a measure of hepatocyte generation. Studies to date show that these hLECs can produce of human serum albumin in mouse serum following transplantation into immunodeficient mice, suggesting that the human liver-engrafting cell, once transplanted, becomes a functional cell. The program will focus on demonstrating the robust engraftment and function of these hLECs in a preclinical animal model of liver degeneration for proof of principle of a therapeutic cell for liver disease. A source of defined human cells capable of engraftment and substantial liver regeneration could provide a cell-based therapeutic product available to a wider patient base than liver transplants. An in vitro culture system that can reproducibly grow human liver progenitor cells might also provide cells for genetic modification to correct inborn errors of metabolism.

Pancreas Program

      The Company’s scientists have again used StemCells’ monoclonal antibody-based search engine to identify a rare subset of human pancreatic cells that may be candidate pancreatic stem/progenitor cells. The Company has filed a patent application on these critical monoclonal antibodies. For the present, the Company is not pursuing its pancreas program in-house. In 2002, the Company established a collaboration with Dr. Seung Kim of Stanford University to pursue other avenues to identify an insulin-producing cell. Dr. Kim’s laboratory is studying the developmental biology and controlling events of generating insulin-producing cells. We believe this may lead to the development of cell-based treatments for Type 1 diabetes and that portion of Type 2 diabetes characterized by defective secretion of insulin.

      The Company has an exclusive, worldwide license from The Scripps Research Institute (Scripps), to novel technology developed by Dr. Nora Sarvetnick, Ph.D., which may facilitate the identification and isolation of those cells by using a mouse model that continuously regenerates the pancreas. U.S. Patent Number 6,242,666 was issued on the animal model on June 5, 2001. We believe that stem cells produce the regeneration, in which case this animal model may be useful for identifying specific markers on the cell surface unique to the pancreas stem cells. We also obtained licenses from Scripps to novel markers on the cell surface identified by Dr. Sarvetnick and her research team as being unique to the pancreas islet stem cell; a U.S. patent has issued on certain of the markers, and another US patent applications has been allowed. The issued patent covers a unique gene that is expressed on regenerating mouse pancreas cells. Antibodies to the protein encoded by this gene have been generated and used to enrich for cell populations expressing this marker for testing in vitro and in animal models.

Subsidiary

StemCells California, Inc.

      On September 26, 1997, we acquired by merger StemCells California, Inc., a California corporation, in exchange for 1,320,691 shares of our common stock and options and warrants for the purchase of 259,296 common shares. StemCells California remains our wholly-owned subsidiary, and the owner or licensee of most of our intellectual property. The members of its Board of Directors are Irving L. Weissman, M.D., David J. Anderson, Ph.D., and Fred H. Gage, Ph.D., who were the founders of StemCells California, as well as John J. Schwartz, Ph.D. and Martin McGlynn. Drs. Weissman and Schwartz and Mr. McGlynn are also members of the Board of the parent company; Mr. McGlynn is President of StemCells California as well as President and CEO of StemCells, Inc. References in this annual report to “the Company,” “we,” “us,” and similar words include this subsidiary.

License Agreements

      We have entered into a number of research-plus-license agreements with academic organizations including The Scripps Research Institute (Scripps), the California Institute of Technology (Cal Tech), and the Oregon Health Sciences University (OHSU), the University of Texas Medical Branch (UTMB), and the University of California — Irvine (UC-I). The research components of the UTMB and UC-I agreements are in progress, but those with the other institutions mentioned have been concluded and have resulted in a number of license agreements for resultant technology. Under the license agreements, we are typically subject to obligations of due diligence and the requirement to pay royalties on products that use patented technology licensed under such agreements. The license agreements with these institutions relate largely to stem or progenitor cells and or to processes and methods for the isolation, identification, expansion or culturing of stem or progenitor cells. Generally speaking, these license agreements will terminate upon expiration, revocation or invalidation of the patents licensed to us, unless governmental regulations require a shorter term. They also will terminate earlier if we breach our obligations under the agreement and do not cure the breach, or if we declare bankruptcy, and we can terminate the license agreements at any time upon notice.

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

      In 2002, we issued a license to BioWhittaker, Inc., for the exclusive right to make, sell and distribute one of our proprietary cells for the research market only. In 2003, we issued a non-exclusive license to StemCell Technologies, Inc., a Canadian corporation, to make, use and sell certain proprietary mouse and rat neural stem cells and culture media for all mammalian neural stem cells, also for the research market. These licenses are not expected to generate material revenues.

Signal Pharmaceuticals, Inc.

      In December 1997, we entered into two license agreements with Signal Pharmaceuticals (Signal), Inc. under which each party licensed to the other certain patent rights and biological materials for use in defined fields. Signal has now been acquired by Celgene. Each agreement with Signal will terminate at the expiration of all patents licensed under it, but the licensing party can terminate earlier if the other party breaches its obligations under the agreement or declares bankruptcy. Also, the party receiving the license can terminate the agreement at any time upon notice to the other party. Under these agreements, we must reimburse Signal for payments it must make to the University of California based on products we develop and for 50% of certain other payments Signal must make.

NeuroSpheres, Ltd.

      In March 1994, we entered into a Contract Research and License Agreement with NeuroSpheres, Ltd., which was clarified in a License Agreement dated as of April 1, 1997. Under the agreement as clarified, we obtained an exclusive patent license from NeuroSpheres in the field of transplantation, subject to a limited right of NeuroSpheres to purchase a nonexclusive license from us, which right was not exercised and has expired. We have developed additional intellectual property relating to the subject matter of the license. We entered into an additional license agreement with NeuroSpheres as of October 30, 2000, under which we obtained an exclusive license in the field of non-transplant uses, such as drug discovery and drug testing. Together, our rights under the licenses are exclusive for all uses of the technology. We made up-front payments to NeuroSpheres of 65,000 shares of our common stock in October 2000 and $50,000 in January 2001, and we will make additional cash payments when milestones are achieved in the non-transplant field, or in any products employing NeuroSpheres patents for generating cells of the blood and immune system from neural stem cells. In addition, in October 2000 we reimbursed Neurospheres for patent costs amounting to $341,000. Milestone payments, payable at various stages in the development of potential products, would total $500,000 for each product that is approved for market. The first milestone for a potential product is $50,000, due when the product candidate enters pre-clinical development in a non-rodent model. We expect to reach this milestone in 2004 with respect to a potential treatment for Batten’s disease. In addition, we will make annual payments of $50,000 a year to NeuroSpheres beginning in 2004; the annual payments are due by the last day of the year and are fully creditable against royalties due to NeuroSpheres. Our agreements with NeuroSpheres will terminate at the expiration of all patents licensed to us, but can terminate earlier if we breach our obligations under the agreement and do not cure the breach, or if we declare bankruptcy. We have a security interest in the licensed technology.

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

      We have exclusive or non-exclusive rights to a portfolio of patents and patent applications related to various stem and progenitor cells and methods of deriving and using them. These patents and patent applications relate to compositions of matter, methods of obtaining such cells, and methods for preparing, transplanting and utilizing such cells. Currently, our U.S. patent portfolio includes thirty-nine issued U.S. patents, four of which issued in 2003. Approximately forty additional patent applications are pending, two of which have been allowed. In addition, we have foreign counterparts to many of the U.S. applications and patents; the counterparts to eleven of our U.S. patents or applications have issued in various countries, making a total of ninety-five individual non-U.S. patents from those eleven cases. One party has recently opposed two of our issued European patent cases. While we are confident that we will overcome the opposition, there is no guarantee that we will prevail. If we are unsuccessful in our defense of the opposed patents, all claimed rights in the opposed patents will be lost in Europe. U.S. counterparts to these patents are part of our issued patent portfolio; they are not subject to opposition, since that procedure does not exist under U.S. patent law, although other types of proceedings may be available to third parties to contest our U.S. patents.

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

      Another significant patent in the neural field, of which we are the exclusive licensees, was also issued in 2002, and, we believe, may prove even more important: We believe that U.S. Patent Number 6,497,872, entitled “Neural transplantation using proliferated multipotent neural stem cells and their progeny,” covers transplanting any neural stem cells or their differentiated progeny, whether the cells have been cultured in suspension or as adherent cells, for the treatment of any disease. The patent gives us the right to exclude others from practicing the claimed invention.

      In 2003, two neurogenin-related patents were issued (U.S. Patents Numbers 6,555,337 and 6,566,496) as well as U.S. Patent Number 6,638,501, covering the use of multipotent neural stem cell progeny to augment non-neural tissues and U.S. Patent Number 6,541,251, covering a novel pancreatic progenitor gene and its uses.

      These new patents, together with U.S. Patent Number 6,294,346 (“Use of multipotent neural stem cells and their progeny for the screening of drugs and other biological agents”), which issued September 25, 2001, have strengthened our already extensive patent portfolio and, we believe, give StemCells the dominant intellectual property position in the field, covering methods for identification, isolation, expansion, and transplantation of neural stem cells as well as drug discovery and testing.

      The following table lists our issued U.S. patents and published international patent applications:

Subject

U.S. Patent Number
Owned by StemCells
5,968,829	Human CNS neural stem cells
6,103,530	Human CNS neural stem cells — culture media
6,238,922	Use of collagenase in the preparation of neural stem cell cultures
6,468,794	Enriched neural stem cell populations, and methods for identifying, isolating and enriching for neural stem cells
6,498,018	Human CNS neural stem cells
Licensed from NeuroSpheres
5,750,376	In vitro genetic modification
5,851,832	In vitro proliferation
5,980,885	Methods for inducing in vivo proliferation of precursor cells
5,981,165	In vitro production of dopaminergic cells from mammalian central nervous system multipotent stem cell compositions
6,071,889	Methods for in vivo transfer of a nucleic acid sequence to proliferating neural cells)
6,093,531	Generation of hematopoietic cells from multipotent neural stem cells
6,165,783	Methods of inducing differentiation of multipotent neural stem cells
6,294,346	Methods for screening biological agents
6,368,854	Hypoxia-mediated neurogenesis
6,399,369	cDNA libraries derived from populations of non-primary neural cells
6,497,872	Neural transplantation using proliferated multipotent neural stem cells and their progeny
6,638,501	Use of multipotent neural stem cell progeny to augment non-neural tissues
Licensed from University of California, San Diego
5,766,948	Method of production of neuroblasts
6,013,521	Method of production of neuroblasts
6,020,197	Method of production of neuroblasts
6,045,807	Method of production of neuroblasts
6,265,175	Method of production of neuroblasts

Subject

Licensed from the California Institute of Technology
5,589,376	Mammalian neural crest stem cells
5,629,159	Immortalization and disimmortalization of cells
5,654,183	Genetically engineered mammalian neural crest stem cells
5,672,499	Methods for immortalizing multipotent neural crest stem cells
5,693,482	In vitro neural crest stem cell assay
5,824,489	Methods for isolating mammalian multipotent neural crest stem cells
5,849,553	Immortalizing and disimmortalizing multipotent neural crest stem cells
5,928,947	Mammalian multipotent neural crest stem cells
5,935,811	Neuron restrictive silencer factor proteins
6,001,654	Methods for differentiating neural stem cells to neurons or smooth muscle cells (TGFb)
6,033,906	Differentiating mammalian neural stem cells to glial cells using neuregulins
6,270,990	Neuron restrictive silencer factor proteins
6,555,337	Neurogenin
6,566,496	Neurogenin
Licensed from the Scripps Research Institute
6,242,666	An animal model for identifying a common stem/ progenitor to liver cells and pancreatic cells
6,541,251	Pancreatic progenitor 1 gene and its uses
Licensed from Oregon Health Sciences University
6,132,708	Liver regeneration using pancreas cells
Published International Patent Applications
Owned by StemCells
WO 99/11758	Cultures of human CNS neural stem cells
WO 00/47762	Enriched neural stem cell populations and methods of identifying, isolating, and enriching neural stem cells
WO 00/50572	Use of collagenase in the preparation of neural stem cell cultures

Subject

Licensed from NeuroSpheres
WO 93/01275	Mammalian central nervous system multipotent stem cell compositions
WO 94/09119	Remyelination using mammalian central nervous multipotent stem cell compositions
WO 94/10292	Biological factors useful in differentiating mammalian central nervous system multipotent stem cell compositions
WO 94/16718	Genetically engineered mammalian central nervous system multipotent stem cell compositions
WO 95/13364	In situ modification and manipulation of stem cells of the CNS
WO 96/15224	In vitro production of dopaminergic cells from mammalian central nervous system multipotent stem cell composition
WO 99/16863	Generation of hematopoietic cells
WO 99/21966	Erythropoietin-mediated neurogenesis
Licensed from University of California, San Diego
WO 94/16059	Method of production of neuroblasts
Licensed from the California Institute of Technology
WO 94/02593	Mammalian neural crest stem cells
WO 00/52143	Isolation and enrichment of neural stem cells from uncultured tissue based on cell-surface marker expression
WO 96/27665	Neuron restrictive silencer factor proteins
WO 96/40877	Immortalization and disimmortalization of cells
WO 98/48001	Methods for differentiating neural stem cells to neurons or smooth muscle cells using TGF-ß super family growth factors
Licensed from The Scripps Research Institute
WO 00/36091	An animal model for identifying a common stem/progenitor to liver cells and pancreatic cells

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

      One party has recently opposed two of our issued European patents. While we are confident that we will overcome the opposition, there is no guarantee that we will prevail. If we are unsuccessful in our defense of the opposed patents, all claimed rights in the opposed patents will be lost in Europe. U.S. counterparts to these patents are part of our issued patent portfolio; they are not subject to opposition, since that procedure does not exist under U.S. patent law, although other types of proceedings may be available to third parties to contest our U.S. patents.

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

      We may also face competition from companies that have filed patent applications relating to the use of genetically modified cells to treat disease, disorder or injury. In the event our therapies should require the use of such genetically modified cells, we may be required to seek licenses from these competitors in order to commercialize certain of our proposed products, and such licenses may not be granted.

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

Steps	Considerations

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

Employees

      As of December 31, 2003, we had twenty-seven full-time employees, of whom nine have Ph.D. degrees. Twenty-one full-time employees work in research and development and laboratory support services. No employees are covered by collective bargaining agreements.

Scientific Advisory Board

      Members of our Scientific Advisory Board provide us with strategic guidance in regard to our research and product development programs, as well as assistance in recruiting employees and collaborators. Each Scientific Advisory Board member has entered into a consulting agreement with us. These consulting agreements specify the compensation to be paid to the consultant and require that all information about our products and technology be kept confidential. All of the Scientific Advisory Board members are employed by employers other than us and may have commitments to or consulting or advising agreements with other entities that limit their availability to us. The Scientific Advisory Board members have generally agreed, however, for so long as they serve as consultants to us, not to provide any services to any other entities that would conflict with the services the member provides to us. We are entitled to terminate the arrangement if we determine that there is such a conflict. Members of the Scientific Advisory Board offer consultation on specific issues encountered by us as well as general advice on the directions of appropriate scientific inquiry for us. In addition, Scientific Advisory Board members assist us in assessing the appropriateness of moving our projects to more advanced stages. The following persons are members of our Scientific Advisory Board:

— Irving L. Weissman, M.D., is the Karel and Avice Beekhuis Professor of Cancer Biology, Professor of Pathology and Professor of Developmental Biology at Stanford University, Stanford California, and Director of the Stanford University Institute for Cancer/Stem Cell Biology and Medicine. Dr. Weissman’s lab was responsible for the discovery of the first ever mammalian stem cell, the hematopoietic (blood-forming) stem cell. Dr. Weissman was responsible for the formation of three stem cell companies, SyStemix, Inc., StemCells, Inc., and Cellerant, Inc. He is a member of the Board of Directors and Chairman of the Scientific Advisory Boards of StemCells and Cellerant. Dr. Weissman co-discovered the mammalian and human hematopoietic stem cells and the human neural stem cell. Past achievements of Dr. Weissman’s laboratory include identification of the states of development between stem cells and mature blood cells and identification of the states of thymic lymphocyte development. More recently, his laboratory at Stanford has developed accurate mouse models of human leukemias, and has shown the central role of inhibition of programmed cell death in that process. Dr. Weissman has been elected to the National Academy of Science. He has received the Kaiser Award for Excellence in Preclinical Teaching, the Pasarow Foundation Award, and the Outstanding Investigator Award from the National Institutes of Health.

— David J. Anderson, Ph.D., is Professor of Biology, California Institute of Technology, Pasadena, California and Investigator, Howard Hughes Medical Institute. His laboratory was the first to isolate a multipotent, self-renewing, stem cell for the peripheral nervous system, the first to identify instructive signals that promote the differentiation of these stem cells along various lineages, and the first to accomplish a direct purification of peripheral neural stem cells from uncultured tissue. Dr. Anderson’s laboratory also was the first to isolate transcription factors that act as master regulators of neuronal fate. More recently, he has identified signals that tell a neural stem cell to differentiate to a glial cell rather than a neuron. Dr. Anderson is a co-founder of StemCells and a member of its SAB. Dr. Anderson also serves on the SAB of Allen Institute for Brain Science. He has held a presidential Young Investigator Award from the National Science Foundation, a Sloan foundation Fellowship in Neuroscience, and has been Donald D. Matson lecturer at Harvard Medical School. He has received the Charles Judson Herrick Award from the American Association of Anatomy, and the 1999 W. Alden Spencer Award in Neurobiology from Columbia University.

— Fred H. Gage, Ph.D., is Professor, Laboratory of Genetics, The Salk Institute for Biological Studies, La Jolla, California and Adjunct Professor, Department of Neurosciences, University of California, San Diego, California. Dr. Gage’s lab was the first to discover the mammalian central nervous system stem cell. His research focus is on the development of strategies to induce recovery of function following central nervous system (CNS) damage. Dr. Gage is a co-founder of StemCells and a member of its SAB. Dr. Gage also serves on the Scientific Advisory Board of Ceregene, Inc. Dr. Gage has been the recipient of numerous awards, including the 1993 Charles A. Dana Award for Pioneering Achievements in Health and Education, the Christopher Reeves Medal, the Decade of the Brain Medal, the Max-Planck research Prize, and the Pasarow Foundation Award. In 2003, Professor Gage was elected to the National Academy of Science.

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

      We continue to lease the following facilities in Lincoln, Rhode Island obtained in connection with our former encapsulated cell technology: our former research laboratory and corporate headquarters building which contains 62,500 square feet of wet labs, specialty research areas and administrative offices held on a lease agreement that goes through June 2013, as well as a 21,000 square-foot pilot manufacturing facility and a 3,000 square-foot cell processing facility financed by bonds issued by the Rhode Island Industrial Facilities Corporation. We have subleased the 21,000 square-foot facility. We have also subleased approximately one-fourth of the 62,500 square foot facility. We are actively seeking to sublease, assign or sell our remaining interests in these properties.

Item 3.	Legal Proceedings

      None.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholders Matters

      The common stock of StemCells is traded on the SmallCap Market System of NASDAQ under the Symbol STEM. Prior to December 23, 2002 our common stock was traded on the NASDAQ National

Market. The quarterly ranges of high and low bid prices for the last two fiscal years as reported by NASDAQ are shown below:

	High	Low

2003
First Quarter	$1.48	$0.85
Second Quarter	$2.85	$0.65
Third Quarter	$2.60	$1.16
Fourth Quarter	$3.12	$1.71
2002
First Quarter	$3.84	$2.13
Second Quarter	$2.34	$1.41
Third Quarter	$2.07	$0.65
Fourth Quarter	$1.24	$0.51

      No cash dividends have been declared on the Company common stock since the Company’s inception.

      As of March 17, 2004, there were approximately 451 holders of record of the common stock.

      By agreement with one of the Company’s outside providers of legal services, a part of the fees incurred were paid in authorized, unregistered stock of the Company, issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. In 2003 we issued 80,940 shares with a fair market value of $125,499 under that agreement. The agreement has been changed to provide that the payments be made in registered stock.

Equity Compensation Plan Information

      The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of the end of December 31, 2003.

Equity Compensation Plan Information

	(A)	(B)	(C)

			Number of Securities
	Number of Securities	Weighted-average	Remaining Available for
	to be Issued Upon	Exercise Price of	Issuance Under Equity
	Exercise of	Outstanding	Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities
Plan Category	Warrants and Rights	and Rights	Reflected in Column (A))

Equity compensation plans approved by security holders	5,025,374 (1)	$2.91	958,631

Equity compensation arrangements not approved by security holders	396,699 (2)	$2.51	N/a

Totals	5,422,073	$2.88	958,631

(1)	Consists of Incentive Stock Options issued to employees and options issued as compensation to consultants for consultation services. These options were issued under the Company’s 1992 Equity Incentive Plan, its Directors’ Stock Option Plan, its StemCells, Inc. Stock Option Plan, or its 2001 Equity Incentive Plan.

(2)	Consists of warrants outstanding that are fully vested to purchase:

—	50,500 shares of our common stock for $5.04 per share, issued in August 2000, and exercisable, in whole or in part, for five years from the date of issuance.

—	146,199 shares of our common stock that was issued in December 2001 fully vested with an exercise price of $3.42 per share and exercisable, in whole or in part, for four years from the date of issuance.

—	200,000 shares of our common stock that was issued in January 2003 fully vested with an exercise price of $1.20 per share and exercisable, in whole or in part, for five years from the date of issuance.

      These warrants, which constitute the equity compensation arrangements not approved by security holders, were all issued in exchange for placement agent or advisory services by non-employees.

Item 6.	Selected Financial Data

      The following selected historical information has been derived from the audited financial statements of the Company. The financial information as of December 2003 and 2002 and for each of the three years in the period ended December 31, 2003 are derived from audited financial statements included elsewhere in this Form 10-K.

	Year Ended December 31,

	2003	2002	2001	2000	1999

		Restated(3)	Restated(3)

	(In thousands, except per share amounts)
Consolidated Statement of Operations
Revenue from collaborative and licensing agreements	$18	$40	$—	$74	$5,022
Revenue from grants	255	375	505	—	—
Revenue from assignment of rights to technology	—	—	300	—	—

Total revenue	273	415	805	74	5,022
Research and development expenses	6,144	7,382	8,603	5,979	9,984
Encapsulated Cell Technology (ECT) wind-down and corporate relocation(1)	2,885	1,164	575	3,327	6,048
Loss before preferred dividends and cumulative effect of change in accounting principle	(12,291)	(11,644)	(4,021)	(11,125)	(15,709)
Net loss applicable to common shareholders	(14,425)	(13,276)	(5,567)	(11,606)	(15,709)
Basic and diluted loss available to common shareholders before cumulative effect of an accounting change per share	$(0.45)	$(0.53)	$(0.25)	$(0.57)	$(0.84)
Cumulative effect of a change in accounting principle	—	—	—	(0.01)	—

Net loss applicable to common shareholders	$(0.45)	$(0.53)	$(0.25)	$(0.58)	$(0.84)
Shares used in computing basic and diluted per share amounts	32,080	25,096	22,242	20,068	18,706

	December 31,

	2003	2002	2001	2000	1999

		Restated(3)	Restated(3)

	(In thousands)
Consolidated Balance Sheet
Cash and cash equivalents	$13,082	$4,236	$13,697	$6,069	$4,760
Restricted investments	—	—	—	16,356	—
Total assets	19,786	11,329	20,803	29,795	15,781
Long-term debt, including capital leases	1,850	2,087	2,316	2,605	2,937
Redeemable common stock	—	—	—	—	5,249
Redeemable preferred stock(2)	—	2,660	2,663	1,283	5,249
Stockholders’ equity	10,964	1,933	12,633	21,699	3,506

(1)	See footnote 9 in the consolidated financial statements

(2)	See footnote 11 in the consolidated financial statements

(3)	See footnote 1 in the consolidated financial statements

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

      Since our inception in 1988, we have been primarily engaged in research and development of human therapeutic products. Since the second half of 1999, our sole focus has been on our stem cell technology.

      We have not derived any revenues from the sale of any products apart from license revenue for the research use of our human neural stem cells and other patented cells and media, and we do not expect to receive revenues from product sales for at least several years. We have not commercialized any product and in order to do so we must, among other things, substantially increase our research and development expenditures as research and product development efforts accelerate and clinical trials are initiated. We anticipate filing our first IND, to evaluate the safety and efficacy of our human neural stem cells as a treatment for Batten’s disease, in the first quarter of 2005. This will require substantial expenditures for toxicology and other studies in preparation for submitting the IND to the FDA. We have incurred annual operating losses since inception and expect to incur substantial operating losses in the future. As a result, we are dependent upon external financing from equity and debt offerings and revenues from collaborative research arrangements with corporate sponsors to finance our operations. There are no such collaborative research arrangements at this time and there can be no assurance that such financing or partnering revenues will be available when needed or on terms acceptable to us.

      In 2001, we entered into two significant financing arrangements: In May, we entered into an equity line enabling us to draw up to $30,000,000 subject to various restrictions, and we did draw down $4,000,000 in July of 2001, $118,000 in December of 2002, $66,000 in January of 2003 and $375,000 in May of 2003. This agreement expired in January 2004. In December of 2001, we issued 3% convertible preferred stock to Riverview Group, L.L.C., (Riverview) a wholly-owned subsidiary of Millennium Partners, for $5,000,000 gross. The preferred stock was convertible into shares of the Company’s stock and a mandatory feature required the Company to redeem unconverted preferred stock on December 4, 2003. By November 11, 2003, all of the 3% convertible preferred stock was converted into the Company’s common stock. (See “Liquidity and Capital Resources” below for further detail on each of these transactions.)

      In September 2002, in order to conserve cash and to concentrate all our resources on our primary goal of evaluating the potential of using our stem and progenitor cells to treat or even cure some of the world’s most debilitating diseases, we announced that we had initiated a cost reduction program that curtailed expenditures on our discovery research activities in favor of channeling resources into accelerating preclinical development of our proprietary cells for the treatment of neural and liver disease. The initiative, which was implemented during the third quarter of 2002, reduced our workforce and annualized expenses by approximately 25% relative to 2001.

      In May and again in December of 2003, the Company entered significant financing agreements with Riverview. In May, we entered into a stock purchase agreement with Riverview under which Riverview agreed to purchase 4 million shares of the Company’s common stock for $6.5 million, or $1.625 per share. On the date of the agreement, the price was above the trading price of the Company’s common stock, which closed at $1.43 per share on that date. The Company also agreed to issue a 2-year warrant to Riverview to purchase 1,898,000 shares of common stock at $1.50 per share. Riverview exercised its right to purchase 1,098,000 of those shares in November of 2003. In December, the Company completed a $9.5 million financing transaction with Riverview through the sale of 5 million shares of common stock at a price of $1.90 per share. (See “Liquidity and Capital Resources” below for further detail on these transactions.)

      In September of 2003 the Company was awarded a one year, $342,000, Small Business Innovation Research grant from the National Institute of Neurological Disease and Stroke (NINDS), to further its work in the treatment of spinal cord injuries. The grant is to fund a continuing collaborative endeavor between the Company and Drs. Aileen J. Anderson and Brian J. Cummings of the Reeve-Irvine Center at the University of California-Irvine, who earlier this year reported preclinical results using the Company’s human neural stem cell (hCNS-SC). In the same month, the Company also entered a long-term license agreement with StemCell Technologies, Inc., a Canadian corporation, authorizing it to manufacture, use and sell certain proprietary mouse and rat neural stem cells, as well as culture media for all mammalian neural stem cells, for educational and research purposes worldwide.

      Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future due to the occurrence of material recurring and nonrecurring events, including without limitation the receipt and payment of recurring and nonrecurring licensing payments, the initiation or termination of research collaborations, the on-going expenses to lease and maintain our facilities in Rhode Island and the increasing costs associated with our facility in California. To expand and provide high quality systems and support to our Research and Development programs, we will need to hire more personnel, which will lead to higher operating expenses. We have already hired a Vice President of Development and contracted with an Acting Chief Medical Officer in preparation for our first clinical trial.

      Our program in neural stem and progenitor cells ranges from the preclinical stage, as we focus increasingly on testing human neural stem cells in small animal models of human diseases, both in-house and through external academic collaborators, through the development phase with respect to the planned clinical trial in Batten’s disease mentioned above. In our liver stem cell program, we are engaged in evaluating our proprietary liver engrafting cell in various in vivo assays. Our pancreas program research is being carried on for the present primarily through a collaborator. It is our intention to pursue the discovery and development of cell therapies useful in the treatment of Diabetes once we have secured a corporate partner.

Critical Accounting Policies

      The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

Use of Estimates

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America that requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates. The significant estimates include the accrued wind-down expenses and valuation allowance against deferred tax assets.

Stock-Based Compensation

      As permitted by the provisions of Statement of Financial Accounting Standards (“FAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” and Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the Company’s employee stock option plan is accounted for under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” The Company grants qualified stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. In accordance with APB 25, the Company recognizes no compensation expense for qualified stock option grants. The Company also issues non-qualified stock options for a fixed number of shares to employees with an exercise price less than the fair market value of the shares at the date of grant. When such options vest, the Company recognizes the difference between the exercise price and fair market value as compensation expense in accordance with APB 25. Note 11 of the Notes to the Consolidated Financial Statements describes our equity compensation plans, and Note 1 of the Notes to the Consolidated Financial Statements contains a summary of the pro forma effects to reported net (loss) and (loss) per share for 2003, 2002, and 2001 as if we had elected to recognize compensation cost based on the fair value of the options granted at grant date, as prescribed by FAS No. 123.

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

Wind-down and Exit Costs

      In connection with the Company’s wind-down of its ECT operations, its research and manufacturing operations in Lincoln, Rhode Island, and the relocation of its remaining research and development activities and corporate headquarters, to California, in October 1999, the Company has provided a reserve for its estimate of the exit cost obligation in accordance with EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Cost to Exit an Activity.” On an ongoing basis the Company will re-evaluate such reserve based on assumptions and experience relevant to the real estate market conditions for the facility. Such re-evaluation will include lease payments over the lease term, occupancy and sublease rental rates, and facility operating expenses. It is the intent of the Company to sublease, assign or sell its interest in the facility at the earliest possible time.

      Effective with the adoption in 2003 of FAS NO. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” issued in June 2002, the Company will account for future restructuring and exit costs in accordance with FAS No. 146.

Results of Operations

Years Ended December 31, 2003, 2002 and 2001

      Revenues totaled $273,000, $415,000, and $805,000 for the years ending December 31, 2003, 2002 and 2001, respectively. Revenues for 2003 include $143,000, which is part of the $342,000 Small Business Innovation Research Grant from the National Institute of Neurological Disease and Stroke, and $112,000 from the grant awarded by the National Institute of Diabetes & Digestive & Kidney Disorders (NIDDKD) of the National Institutes of Health. The Company does not intend to draw further funds from the NIDDKD grant since it will no longer pursue the particular research that the grant covered. addition, revenues for 2003 include $18,000 in licensing revenue. 2002 include $150,000 that is a part of the grant awarded by the National Institutes of Health’s Small Business Innovation Research (SBIR) office, $225,000 from the NIDDKD grant, and $40,000 in licensing revenue. Revenues for Revenues for In 2001 include $505,000 for grants received from the National Institute of Health’s Small Business Innovation Research (SBIR) office for research relating to our Neural & Liver stem cell programs, and $300,000 from the assignment to Modex Therapeutics, Ltd., of our retained rights to a portion of certain possible future revenues arising out of our sale of our former Encapsulated Cell Technology (ECT) to Neurotech, S.A. The decrease in revenue from 2001 to 2002 was primarily due to the one time receipt of $300,000 from the assignment of rights to Modex Therapeutics, Ltd., and a decrease in grant revenue from $505,000 in 2001 to $375,000 in 2002. The decrease in revenue from 2002 to 2003 was primarily due to the completion of the $150,000 SBIR grant in 2002, and to the only partial draw down in 2003 from the $225,000 NIDDKD grant.

      Research and development expenses totaled $6,144,000 in 2003, as compared to $7,382,000 in 2002 and $8,603,000 in 2001. The decrease of 17% or $1,238,000 in 2003, was primarily attributable to the cost reduction program initiated in the last quarter of 2002 which resulted in a reduction in personnel and related expenses, reduction in expenditure on supplies and outside services, and a reduction in rent expense as a result of an amendment to the lease on our current facilities in California. This decrease in expenses in 2003 relative to 2002 was offset by the effect of a lower valuation in 2002 of stock options granted as compensation to non-employees as compared to the valuation in 2003. The valuation — computed by the Black Scholes Method — is dependant on variable factors at the time of valuation such as stock price, stock price volatility, interest rate and remaining life of the option. The decrease of $1,221,000, or 14%, from 2001 to 2002 was primarily attributable to the effect of the lower valuation of stock options on non-employee compensation in 2002 as compared to 2001.

      General and administrative expenses were $3,391,000 in 2003, compared with $3,359,000 in 2002 and $3,788,000 in 2001. The increase of $32,000 or 1%, from 2002 to 2003 was primarily attributable to the depreciation expense of our Rhode Island facility (Pilot plant building related to our former ECT research). No depreciation expense was recorded in 2002, as the assets were classified as held for sale. At December 31, 2002, the criteria under FAS No. 144 for classifying the Company’s long-lived assets held for sale were not met and accordingly, such assets with a fair value of $3,203,491 at December 31, 2002 were reclassified as held and used on the balance sheet for all periods presented and are included in building and improvements. We resumed depreciating these assets effective January 2003. This increase in expense relative to 2002 was offset by a decrease in other expenses such as external services, facilities, information technology related expenses, all of which resulted from a cost reduction program initiated in the last quarter of 2002. The decrease of $429,000, or 11%, from 2001 to 2002 was primarily attributable to a decrease in external services expenses in 2002.

      In 1999 in connection with exiting our former corporate headquarters and ECT facilities we created a reserve for the estimated lease payments and operating expenses of the Rhode Island facilities through June 30, 2000, when we expected to fully sublease, assign or sell our remaining interests in the property. We did not fully sublet the Rhode Island facilities as expected and therefore made a change in estimate in June 2000 to accrue additional expenses of $3,327,000 to cover operating lease payments, utilities, taxes, insurance, maintenance, interest and other non-employee expenses through 2001. At December 31, 2001 the $3,327,000 reserve was exhausted and we recorded an additional reserve of $575,000. This reserve was based on information provided by our broker/realtor that estimated, based on assumptions relevant to the real estate market conditions as of the end of 2001, the time it would be likely to take until the facility would be fully sub-leased. In 2002, we incurred $964,000 in lease payments and operating expenses, net of subtenant income for this facility, of which $575,000 was booked against the reserve created at the end of 2001 and the remainder recorded as wind-down expenses. At the end of December 2002, based on an analysis of the real estate market conditions at that time, we revised the reserve to $775,000. In 2003 we incurred $984,000 in lease payments and operating expenses, net of subtenant income for this facility of which $775,000 was recorded against the reserve and the remainder recorded as wind-down expenses. After considering various factors such as the Company’s experience in subleasing the facility since exiting the facility in 1999, our lease payments through to the end of the lease, facility operating expenses, the current real estate market in Rhode Island, and estimated subtenant income based on occupancy both actual and projected occupancy the Company revised the reserve at December 31, 2003 to $2,676,000. Even though it is the intent of the Company to sublease, assign or sell our interests in the facility at the earliest possible time, we cannot determine with certainty a fixed date by which such events will occur. In light of this uncertainty, based on estimates, we will periodically re-evaluate and adjust the reserve, as necessary.

      Interest income for the years ended December 31, 2003, 2002 and 2001 totaled $39,000, $109,000 and $201,000, respectively. The decrease in interest income from 2001 to 2003 was attributable to the lower interest rate on overnight and money market funds and a lower average bank balance.

      In 2003, interest expense was $207,000, compared to $227,000 in 2002 and $246,000 in 2001. Interest expense for year 2001 was charged against the wind-down reserve, as the expense was part of the bond payments related to the Rhode Island facilities. The decrease from 2001 to 2003 was attributable to lower outstanding debt and capital lease balances.

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

Deemed Dividends Related to Convertible Preferred Stock

      We recorded deemed dividends of $2,066,000, $1,280,000 and $1,546,000 for 2003, 2002 and 2001 respectively. The dividends are related to the 3% Cumulative Convertible Preferred Stock (see note 11 to the consolidated financial statements) which includes the accretion of common stock warrants, the accretion of the beneficial conversion feature and the accretion of related issuance costs. The aggregate accretion value associated with the warrants, beneficial conversion feature and issuance costs were included in the calculation of net loss applicable to common stockholders.

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

      There is no longer any preferred stock outstanding as of December 31, 2003 as all of the Company’s previously outstanding 3% and 6% cumulative convertible preferred stock was converted to the Company’s common stock prior to the end of 2003.

Liquidity and Capital Resources

      Since our inception, we have financed our operations through the sale of common and preferred stock, the issuance of long-term debt and capitalized lease obligations, revenues from collaborative agreements, research grants and interest income.

      We had cash and cash equivalents totaling $13,082,000 at December 31, 2003. Cash equivalents are invested in US Treasuries with maturities of less than 90 days. We used $8.6 million, $10.1 million, and $10.5 million of cash, in 2003, 2002 and 2001 respectively, in our operating activities. The decrease in cash used in operating activities from 2001 to 2003 was primarily due to a cost reduction program initiated in the last quarter of 2002 which included a reduction in head count and other operating expenses. In addition, we negotiated an amendment in our rent obligations under the lease on our current facilities in California which reduced our average annual rent over the remaining term of the lease from approximately $3.7 million to $2.0 million.

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

      On December 10, 2003 the Company completed a $9.5 million financing transaction with Riverview Group L.L.C. (Riverview), through the sale of 5 million shares of common stock at a price of $1.90 per share. The closing price of the Company’s common stock on that date was $2.00 per share.

      On May 7, 2003, the Company entered into a stock purchase agreement with Riverview under which it agreed to purchase 4 million shares of the Company’s common stock for $6.5 million, or $1.625 per share. On the date of the agreement, the sale price was above the trading price of the Company’s common stock, which closed at $1.43 per share on that date. The Company also agreed to issue a 2-year warrant to Riverview to purchase 1,898,000 shares of common stock at $1.50 per share. The exercise price is subject to adjustment for stock splits, dividends, distributions, reclassifications and similar events. In the event that certain conditions are met, including the closing sale price of the Common Stock remaining at or above $2.50 per share for 10 consecutive trading days, the Company may require Riverview to exercise the warrant for any remaining shares or to relinquish any unexercised portion. On November 11, 2003, Riverview exercised part of the warrant acquiring 1,098,000 shares at $1.50 per share. The proceeds to the Company from this warrant exercise totaled $1,647,000. The warrant is exercisable for the remaining 800,000 shares until April 8, 2005, subject to our right to require exercise or forfeiture as described above.

      On August 23, 2002, we entered into an agreement with Triton West Group, Inc. (Triton) pursuant to which we sold 1,028,038 shares of common stock to Triton for aggregate proceeds of $1,100,000, or approximately $1.07 per share.

      On December 4, 2001, we issued 5,000 shares of 3% cumulative convertible preferred stock to Riverview. We received total proceeds of $4,728,000 net of the fee to Cantor Fitzgerald and other associated costs. This preferred stock is convertible into shares of our common stock at a current conversion price of $2.00 per share of common stock. There was a mandatory redemption provision in the preferred stock under which any preferred stock remaining on December 4, 2003, was to be redeemed on that date. In connection with the preferred stock agreement, we issued to Riverview Group a warrant to purchase 350,877 shares of our common stock at a price of $3.42 per share. We paid Cantor Fitzgerald & Co., our financial advisor in connection with the transaction, a fee of $200,000 and issued them a warrant for 146,199 shares exercisable at $3.42 per share. Both warrants expire on December 4, 2005. On December 7, 2001, Riverview converted 1,000 shares of its 3% cumulative convertible preferred stock for 500,125 shares of the Company’s common stock. On April 9, 2003, the Company agreed with Riverview to reduce the conversion price to $0.80 per share for a period of 20 trading days. The inducement resulted in a deemed dividend of approximately $1,000,000. Riverview immediately agreed to convert 2,000 shares with a face value of $2 million, at the reduced price. Riverview received 2,521,041 shares of common stock upon conversion, which includes 21,041 shares valued at $16,833 as accrued dividends. On November 11, 2003, Riverview converted the remaining 2,000 shares of its 3% cumulative convertible preferred stock for 1,010,833 shares of the Company’s common stock, which includes 10,833 shares valued at $21,666 as accrued dividends. As a result of the above transactions all of the 3% cumulative convertible preferred stock were fully converted into our common stock before the mandatory redemption date of December 4, 2003.

      On May 10, 2001, we entered into a common stock purchase agreement with Sativum Investments Limited for the potential future issuance and sale of up to $30,000,000 of our common stock, subject to restrictions and other obligations. The agreement expired in January 2004. We had the right to draw down on this facility, sometimes termed an equity line, from time to time, and Sativum was obligated to purchase shares of our common stock at a 6% discount to a volume weighted average market price over the 20 trading days following the draw-down notice. We were limited with respect to how often we could exercise a draw down and the amount of each draw down. The Company did draw down $4,000,000 by issuance of 707,947 shares in July of 2001, $118,000 by issuance of 107,812 shares in December of 2002, $66,000 by issuance of 58,516 shares in January of 2003, and $375,000 by issuance of 245,472 shares in May of 2003, before applicable fees. In connection with our execution of the common stock purchase agreement with Sativum, we issued three-year warrants to purchase an aggregate of 350,000 shares of our common stock at $2.38 per share to Sativum (250,000 shares) and our placement agents (Pacific Crest Securities Inc., 75,000 shares and Granite Financial Group, Inc., 25,000 shares). Our placement agents exercised their warrants in full in July 2001, and we received payment of $238,050 for the shares issued to them.

      On August 3, 2000, we completed a $4 million common stock financing transaction with Millennium Partners, LP at $4.33 per share. In the purchase agreement, we granted Millennium an option to purchase up to an additional $3 million of our common stock. Millennium exercised its option to purchase $1 million of our common stock on August 23, 2000 at $5.53 per share. On June 8, 2001, Millennium exercised its remaining option to purchase $2 million of our common stock at $4.3692 per share. As a result of the financing agreement, Millennium received five year warrants to purchase 101,587 shares of common stock at $4.725 per share, 19,900 shares of common stock at $6.03 per share, and 50,352 shares at $4.7664 per share. We may call the warrants at any time at $7.875, $10.05 and $7.944 per underlying share respectively. In addition to the afore-mentioned warrants, Millennium was issued adjustable warrants in connection with the original $4 million purchase, each of which entitled Millennium to receive additional shares on eight dates beginning six months from the respective closing dates and every three months thereafter. The exercisable price per share under the adjustable warrant was $0.01. Millennium exercised the first of the adjustable warrants to purchase 463,369 shares on March 30, 2001, 622,469 shares on July 26, 2001 and 25,804 shares on August 15, 2001, at $0.01 per share. On December 4, 2001, simultaneously with the issuance of 3% cumulative convertible preferred stock to Riverview, we entered into an agreement with Millennium under which we issued 176,101 shares of our common stock as a final cashless exercise of all outstanding adjustable warrants that Millennium was entitled to or would be entitled to. Immediately following delivery of these shares, any further right to acquire common stock under these adjustable warrants were cancelled by the agreement. Riverview is an affiliate of Millennium.

      We continue to have outstanding obligations in regard to our former facilities in Lincoln, Rhode Island. In 1997, we had entered into a fifteen-year lease for a scientific and administrative facility (the “SAF”) in a sale and leaseback arrangement. The lease includes escalating rent payments. For the year 2004, we expect to pay $938,000 as an operating lease payment and in addition, based on our 2003 expenses, approximately

$500,000 as operating expenses. In 1992 and 1994 we had undertaken direct financing transactions with the State of Rhode Island and received proceeds from the issuance of industrial revenue bonds totaling $5,000,000 to finance the construction of a pilot manufacturing facility and a related cell processing facility. The related leases are structured such that lease payments will fully fund all semiannual interest payments and annual principal payments through maturity in August 2014. For these related facilities we expect to pay approximately $480,000 in principal, interest and related expenses in 2004. In addition we expect to incur approximately $52,000 in expenses common to both facilities such as property management and legal fees. We have subleased the pilot manufacturing facility and the cell processing facility, as well as a portion (approximately one-fourth) of the SAF. We expect to receive, in aggregate, approximately $735,000 in sub-tenant rent for all of the Rhode Island facilities. As a result of the above transactions, our estimated costs net of sub-tenant rent for the Rhode Island facilities will be approximately $1,235,000 for 2004. We are actively seeking to sublease, assign or sell our remaining interests in these facilities. Failure to do so within a reasonable period of time will have a material adverse effect on our liquidity and capital resources.

      The following table summarizes our future contractual cash obligations (including both Rhode Island and California leases, but excluding interest income and sub-lease income with respect to the Rhode Island properties):

	Total						Payable in
	Obligations	Payable in	Payable in	Payable in	Payable in	Payable in	2009 and
	at 12/31/03	2004	2005	2006	2007	2008	Beyond

Capital lease payments	$3,149,876	$425,713	$412,587	$401,289	$330,644	$243,507	$1,336,136
Operating lease payments	$14,599,448	2,947,335	3,007,630	1,115,186	937,500	1,171,875	5,419,922

Total contractual cash obligations	$17,749,324	$3,373,048	$3,420,217	$1,516,475	$1,268,144	$1,415,382	$6,756,058

      We have incurred significant operating losses and negative cash flows since inception. We have not achieved profitability and may not be able to realize sufficient revenues to achieve or sustain profitability in the future. Although we have taken actions to reduce our expense rates over the last six quarters, we do not expect to be profitable in the next several years, but rather expect to incur additional operating losses. We have limited liquidity and capital resources and must obtain significant additional capital resources in order to sustain our product development efforts, for acquisition of technologies and intellectual property rights, for preclinical and clinical testing of our anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities, for general and administrative expenses and other working capital requirements. We rely on cash balances and proceeds from equity and debt offerings, proceeds from the transfer or sale of our intellectual property rights, equipment, facilities or investments, and government grants and funding from collaborative arrangements, if obtainable, to fund our operations. If we exhaust our cash balances and are unable to realize adequate financing, we may be unable to meet operating obligations and be required to initiate bankruptcy proceedings.

      We intend to pursue opportunities to obtain additional financing in the future through equity and debt financings, grants and collaborative research arrangements. The source, timing and availability of any future financing will depend principally upon market conditions, interest rates and, more specifically, on our progress in our exploratory, preclinical and future clinical development programs. Funding may not be available when needed at all; or on terms acceptable to us. Our existing capital resources are sufficient to fund our operations through the end of 2004. Lack of necessary funds may require us to delay, scale back or eliminate some or all of our research and product development programs and/or our capital expenditures or to license our potential products or technologies to third parties.

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

Dr. Irving Weissman, a member of our Board of Directors and Chairman of our Scientific Advisory Board, is the founder and Chairman of Cellerant, a privately-owned biotechnology company that is also a tenant in the building in which the Company is located. Under the agreement, which was effective as of September 1, 2001, Cellerant or, with our approval, a subtenant of Cellerant, may use certain animal space in our facility, which we do not currently require for our own use. That agreement is partially in abeyance since the animal space is now used by a third party by agreement with us and with Cellerant. We provide certain services to Cellerant with respect to animal care for mice housed in Cellerant’s own space. In addition, Dr. Weissman remains a consultant to us under an agreement entered in 1997.

Recent Accounting Pronouncements

Accounting for Costs Associated with Exit or Disposal Activities

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 provides guidance related to accounting for costs associated with disposal activities covered by SFAS No. 144 and with one-time termination benefits and other exit or restructuring activities previously covered by Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 supersedes EITF Issue No. 94-3 in its entirety. Under SFAS No. 146, the following conditions must be met for an action to qualify as an exit or disposal plan: management having the authority to approve the action commits to a plan of termination; the plan identifies the number of employees to be terminated, their job classifications or functions and their locations, and the expected completion date; the plan establishes the terms of the benefit arrangement including the benefits that employees will receive upon termination (including but not limited to cash payments) in sufficient detail to enable employees to determine the type and amount of benefits they will receive if they are involuntarily terminated; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. SFAS No. 146 was effective in 2003 and will be applied prospectively to qualifying exit or disposal activities initiated after December 31, 2002.

Item 7A.	Quantitive and Qualitative Disclosures About Market Risk

      The Company has no financial instruments that are sensitive to market risk.

Item 8.	Financial Statements and Supplementary Data

STEMCELLS, INC.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Stemcells, Inc.:

We have audited the accompanying consolidated balance sheet of Stemcells, Inc. as of December 31, 2003, and the related consolidated statements of operations, changes in redeemable preferred stock and stockholder’s equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stemcells Inc. at December 31, 2003, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming Stemcells, Inc. will continue as a going concern. As discussed in Note 1, the Company has incurred significant operating losses and negative cash flows since inception and expects to continue to incur significant operating losses for the foreseeable future. These factors, among others, as discussed in Note 1 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grant Thornton LLP

San Jose, California

March 26, 2004

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Stockholders and Board of Directors

StemCells, Inc.

      We have audited the accompanying consolidated balance sheets of StemCells, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in redeemable preferred stock and stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of StemCells, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

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

      As discussed in Note 1 to the accompanying consolidated financial statements, the Company has restated its financial statements as of and for the two years in the period ended December 31, 2002.

/s/ ERNST & YOUNG LLP

Palo Alto, California

March 4, 2003, except for Note 1 — Restatement of Consolidated Financial Statements, as to which the date is March 31, 2004

STEMCELLS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

		(Restated)
Assets
Current assets:
Cash and cash equivalents	$13,081,703	$4,236,367
Other receivables	145,463	64,892
Other current assets	180,048	102,829

Total current assets	13,407,214	4,404,088
Property, plant and equipment, net	3,611,402	4,337,711
Other assets, net	2,767,798	2,587,023

Total assets	$19,786,414	$11,328,822

Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable	$454,434	$341,995
Accrued expenses and other	1,041,150	427,916
Accrued wind-down expenses, current portion	789,000	775,000
Current maturities of capital lease obligations	237,084	229,166

Total current liabilities	2,521,668	1,774,077

Capital lease obligations, less current maturities	1,849,583	2,086,667
Deposits and other long-term liabilities	521,420	393,240
Accrued wind-down expenses non-current portion	3,033,984	1,156,364
Deferred rent	896,201	1,325,419

Total liabilities	8,822,856	6,735,767
Commitments (Note 6)
Redeemable Convertible Preferred Stock, $0.01 par value; 1,000,000 shares authorized issuable in series: 3% Cumulative Redeemable Convertible Preferred Stock, 5,000 shares issued with no shares outstanding at December 31, 2003 and 4,000 shares outstanding at December 31, 2002,(aggregate liquidation preference of $4,000,000 at December 31, 2002)	—	2,659,686
Stockholders’ equity:
Common stock, $.01 par value; 75,000,000 shares authorized; 40,998,858 and 26,860,078 shares issued and outstanding at December 31, 2003 and 2002, respectively	409,988	268,601
Additional paid-in capital	170,406,393	149,238,207
Accumulated deficit	(158,874,915)	(146,515,666)
Deferred compensation	(977,908)	(1,057,773)

Total stockholders’ equity	10,963,558	1,933,369

Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$19,786,414	$11,328,822

See accompanying notes to consolidated financial statements.

STEMCELLS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2003	2002	2001

		(Restated)	(Restated)
Revenue from collaborative and licensing agreements	$18,307	$40,010	$—
Revenue from grants	255,123	375,367	505,231
Revenue from assignment of rights to technology	—	—	300,000

Total Revenues	273,430	415,377	805,231
Operating Expenses
Research and development	6,143,676	7,382,272	8,603,444
General and administrative	3,390,652	3,358,581	3,787,759
Encapsulated Cell Therapy wind-down and corporate relocation	2,885,329	1,163,804	575,000

	12,419,657	11,904,657	12,966,203

Loss from operations	(12,146,227)	(11,489,280)	(12,160,972)

Other Income (expense):
Interest income	38,826	108,702	200,766
Interest expense	(207,112)	(226,723)	—
Gain on sale of short-term investment	—	—	7,782,398
Loss on disposal of property, plant and equipment	—	(2,736)	(30,477)
Other income (expense)	23,761	(34,218)	186,788

	(144,525)	(154,975)	8,139,475

Loss before preferred dividends	(12,290,752)	(11,644,255)	(4,021,497)
Dividends to preferred shareholders	(68,497)	(351,727)	—
Deemed dividend to preferred shareholders	(2,065,911)	(1,280,004)	(1,545,917)

Net loss applicable to common shareholders	(14,425,160)	(13,275,986)	(5,567,414)

Basic and diluted net loss per share applicable to common shareholders	$(0.45)	$(0.53)	$(0.25)

Shares used in basic and diluted per share amounts	32,080,233	25,096,252	22,241,564

See accompanying notes to consolidated financial statements.

STEMCELLS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY

	Redeemable Convertible
	Preferred Stock		Common Stock
					Additional
	Shares	Amount	Shares	Amount	Paid-in Capital

Balances, December 31, 2000	1,500	$1,283,250	20,956,887	$209,569	$138,366,817
Issuance of common stock related to equity financing net of issuance cost $396,593	—	—	707,947	7,079	3,596,328
Exercise of warrants	—	—	1,856,333	18,563	2,230,603
Issuance of redeemable 3% convertible preferred stock, net of issuance cost $272,485	5,000	1,542,515	—	—	3,185,000
Conversion of redeemable convertible preferred shares to common stock	(1,000)	(906,500)	500,125	5,001	901,499
Accretion of redeemable preferred stock	—	743,667	—	—	(743,667)
Common stock issued pursuant to employee benefit plan	—	—	28,221	283	71,882
Exercise of employee and consultant stock options	—	—	170,508	1,705	242,833
Compensation expense from grant of options	—	—	—	—	552,349
Deferred compensation	—	—	—	—	776,744
Amortization of deferred compensation	—	—	—	—	—
Unrealized loss on short-term investments	—	—	—	—	—
Realized gain on short-term investments	—	—	—	—	—
Net loss (RESTATED)	—	—	—	—	—

	—	—	—	—	—
Comprehensive (loss) (RESTATED)	—	—	—	—	—

Balances, December 31, 2001 (RESTATED)	5,500	$2,662,932	24,220,021	$242,200	$149,180,388

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated
		Other		Total
	Accumulated	Comprehensive	Deferred	Stockholders’
	Deficit	Income (Loss)	Compensation	Equity

Balances, December 31, 2000	$(130,498,187)	$16,356,334	$(2,735,761)	$21,698,772
Issuance of common stock related to equity financing net of issuance cost $396,593	—	—	—	3,603,407
Exercise of warrants	—	—	—	2,249,166
Issuance of redeemable 3% convertible preferred stock, net of issuance cost $272,485	—	—	—	3,185,000
Conversion of redeemable convertible preferred shares to common stock	—	—	—	906,500
Accretion of redeemable preferred stock	—	—	—	(743,667)
Common stock issued pursuant to employee benefit plan	—	—	—	72,165
Exercise of employee and consultant stock options	—	—	—	244,538
Compensation expense from grant of options	—	—	—	552,349
Deferred compensation	—	—	(776,744)	—
Amortization of deferred compensation	—	—	1,242,408	1,242,408
Unrealized loss on short-term investments	—	(8,573,936)	—	(8,573,936)
Realized gain on short-term investments	—	(7,782,398)	—	(7,782,398)
Net loss (RESTATED)	(4,021,497)	—	—	(4,021,497)

	—	—	—	4,021,497
Comprehensive (loss) (RESTATED)	—	—	—	—

Balances, December 31, 2001 (RESTATED)	$(134,519,684)	$—	$(2,270,097)	$12,632,807

STEMCELLS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY — (Continued)

	Redeemable Convertible						Accumulated
	Preferred Stock		Common Stock				Other		Total
					Additional	Accumulated	Comprehensive	Deferred	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Compensation	Equity

Balances, December 31, 2001 (RESTATED)	5,500	$2,662,932	24,220,021	$242,200	$149,180,388	$(134,519,684)	$—	$(2,270,097)	$12,632,807
Issuance of common stock related to equity financing net of issuance cost $89,706	—	—	1,135,850	11,359	1,117,285	—	—	—	1,128,644
Dividends paid to 3% convertible preferred holders in stock	—	—	97,969	980	128,290	(129,270)	—	—	—
Conversion of redeemable convertible preferred shares to common stock	(1,500)	(1,283,250)	1,252,244	12,522	1,493,185	(222,457)	—	—	1,283,250
Accretion of redeemable preferred stock	—	1,280,004	—	—	(1,280,004)	—	—	—	(1,280,004)
Common stock issued for external services			61,419	614	90,913	—	—	—	91,527
Common stock issued pursuant to employee benefit plan	—	—	44,988	450	56,015	—	—	—	56,465
Exercise of employee and consultant stock options	—	—	47,587	476	8,859	—	—	—	9,335
Compensation expense from grant of options	—	—	—	—	124,689	—	—	—	124,689
Deferred compensation	—	—	—	—	(1,681,413)	—	—	1,681,413	—
Amortization of deferred compensation	—	—	—	—	—	—	—	(469,089)	(469,089)
Net loss (RESTATED)	—	—	—	—	—	(11,644,255)	—	—	(11,644,255)

Balances, December 31, 2002 (RESTATED)	4,000	$2,659,686	26,860,078	$268,601	$149,238,207	$(146,515,666)	$—	$(1,057,773)	$1,933,369

STEMCELLS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY — (Continued)

	Redeemable Convertible						Accumulated
	Preferred Stock		Common Stock				Other		Total
					Additional	Accumulated	Comprehensive	Deferred	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Compensation	Equity

Balances, December 31, 2002 (RESTATED)	4,000	$2,659,686	26,860,078	$268,601	$149,238,207	$(146,515,666)	$—	$(1,057,773)	$1,933,369
Issuance of common stock related to equity financing net of issuance cost $310,403	—	—	9,303,988	93,040	16,037,307	—	—	—	16,130,347
Dividends paid to 3% convertible preferred holders in stock	—	—	49,809	497	68,000	(68,497)	—	—	—
Accretion of redeemable convertible preferred stock and beneficial conversion feature	—	2,065,911	—	—	(2,065,911)	—	—	—	(2,065,911)
Conversion of redeemable convertible preferred shares to common stock	(4,000)	(4,725,597)	3,500,000	35,000	4,690,597		—	—	4,725,597
Common stock issued for external services			98,180	982	296,821	—	—	—	297,803
Common stock issued pursuant to employee benefit plan	—	—	49,425	494	61,769	—	—	—	62,263
Exercise of warrants	—	—	1,098,000	10,980	1,636,020				1,647,000
Exercise of employee and consultant stock options	—	—	39,378	394	29,692	—	—	—	30,086
Compensation expense from grant of options	—	—	—	—	242,548	—	—	—	242,548
Deferred compensation	—	—	—	—	171,343	—	—	(171,343)	—
Amortization of deferred compensation	—	—	—	—	—	—	—	251,208	251,208
Net loss	—	—	—	—	—	(12,290,752)	—	—	(12,290,752)

Balances, December 31, 2003	—	$—	40,998,858	$409,988	$170,406,393	$(158,874,915)	$—	$(977,908)	$10,963,558

See accompanying notes to consolidated financial statements.

STEMCELLS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

		Restated	Restated
Cash flows from operating activities:
Loss before preferred dividends	$(12,290,752)	$(11,644,255)	$(4,021,497)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	1,013,133	402,190	648,273
Amortization of deferred compensation	251,208	(469,089)	1,242,408
Issue of options in exchange for services	602,613	237,680	563,872
Gain on sale of short-term investments	—	—	(7,782,398)
Gain on sale of rights to technology	—	—	(300,000)
Loss on disposal of fixed assets	—	—	30,477
Changes in operating assets and liabilities:
Accrued interest receivable	(4,831)	1,687	12,087
Other receivables	(75,740)	(12,351)	(49,590)
Other current assets	(77,219)	258,807	162,873
Other assets, net	(277,863)	(379,572)	(196,432)
Accounts payable and accrued expenses	725,673	(147,523)	(1,919,195)
Accrued wind-down expenses	1,891,620	437,833	797,673
Deferred rent	(429,218)	1,123,943	191,586
Deposits and other long term liabilities	128,180	103,345	103,896

Net cash used in operating activities	(8,543,196)	(10,087,305)	(10,515,967)
Cash flows from investing activities:
Proceeds from sale of short-term investments	—	—	7,782,398
Purchases of property, plant and equipment	(189,733)	(222,335)	(334,321)
Proceeds on sale of fixed assets	—	—	40,795
Acquisition of other assets	—	—	(50,344)
Proceeds from sale of rights to technology, net	—	—	300,000

Net cash provided by (used in) investing activities	(189,733)	(222,335)	7,738,528
Cash flows from financing activities:
Proceeds from issuance of common stock, net	16,130,347	1,128,644	5,852,573
Proceeds from the exercise of stock options	30,085	9,335	157,682
Proceeds from the exercise of warrants	1,647,000	—	—
Proceeds from issuance of preferred stock, net	—	—	4,727,515
Repayments of debt and lease obligations	(229,167)	(289,167)	(332,083)

Net cash provided by financing activities	17,578,265	848,812	10,405,687

Increase (decrease) in cash and cash equivalents	8,845,336	(9,460,828)	7,628,248
Cash and cash equivalents at beginning of year	4,236,367	13,697,195	6,068,947

Cash and cash equivalents at end of the year	$13,081,703	$4,236,367	$13,697,195

Supplemental disclosure of cash flow information:
Interest paid	$207,112	$226,723	$246,328

     Non-cash investing and financing activities are excluded from the consolidated statement of cash flows. For fiscal 2001, 1,000 shares of the 3% cumulative convertible preferred stock was converted for 500,125 shares of the Company’s common stock with a market value of $906,500. For fiscal 2002, 1,500 shares of 6% cumulative convertible preferred stock including accumulated dividends was converted for 1,252,444 shares of common stock with a market value of $1,505,707. The total of the accumulated dividends was $222,457. For fiscal 2003, 4,000 shares of the 3% cumulative convertible preferred stock was converted for 3,500,000 shares of the Company’s common stock with a market value of $4,725,597. Accumulated dividends of $68,497 was paid with 49,809 shares of Company stock. Accretion of redeemable convertible preferred stock for 2003, 2002 and 2001 was $1,067,579, $1,280,004, and $743,667 respectively. A deemed dividend of $998,332 was recorded in 2003 relating to the beneficial conversion.

See accompanying notes to consolidated financial statements.

STEMCELLS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

1.	Summary of Significant Accounting Policies

Nature of Business

      StemCells, Inc. (the “Company”) is a biopharmaceutical company that operates in one segment, engaged in the development of novel stem cell therapies designed to treat human diseases and disorders.

      The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. Since inception, the Company has incurred annual losses and negative cash flows from operations and has an accumulated deficit of approximately $158.9 million at December 31, 2003. The Company has not derived revenues from the sale of products, and does not expect to receive revenues from product sales for at least several years. It may not be able to realize sufficient revenues to achieve or sustain profitability in the future.

      StemCells expects to incur additional operating losses over the next several years. The Company has very limited liquidity and capital resources and must obtain significant additional capital resources in order to sustain its product development efforts, for acquisition of technologies and intellectual property rights, for preclinical and clinical testing of our anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities, for general and administrative expenses and other working capital requirements. StemCells relies on cash reserves and proceeds from equity and debt offerings, proceeds from the transfer or sale of intellectual property rights, equipment, facilities or investments, and government grants and funding from collaborative arrangements, if obtainable, to fund its operations. If the Company exhausts its cash reserves and is unable to realize adequate financing, it may be unable to meet operating obligations and be required to initiate bankruptcy proceedings. The Company’s existing capital resources are only sufficient to fund our operations through the end of 2004. These conditions raise doubt about StemCells’ ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Principles of Consolidation

      The consolidated financial statements include accounts of the Company and StemCells California, Inc., a wholly owned subsidiary. Significant inter-company balances and transactions have been eliminated on consolidation.

Restatement of Consolidated Financial Statements

      The Company has restated its consolidated financial statements for the years ended December 31, 2002 and December 31, 2001. The Company determined that it needed to restate the treatment of its continuing cost of operating the Company’s former corporate headquarters in Rhode Island in line with applicable accounting guidance, including EITF issue 94-3 — “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” EITF issue 94-3 requires that, instead of expensing costs as incurred, the Company accrue what it can reasonably estimate its cost to be until it subleases assigns or sells its remaining interest in the facility. Accordingly, in its restated financial statements for the years ended December 31, 2002 and 2001, based on information estimated as of those dates, the Company has accrued $775,000 and $575,000, respectively, as wind-down expenses. (See note 9 to the financial statements).

      As a result of an amendment to the Company’s lease on its current facilities in California, part of the lease incentive amounting to $1,079,201 had been recognized as income received in 2002 instead of being deferred and recognized over the remaining lease period as per generally accepted accounting principles in the US. The consolidated financial statements for the year ended December 31, 2002 have been restated to defer this amount at December 31, 2002. (See note 6 to the financial statements.)

STEMCELLS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In addition, in the Consolidated Statements of Operations for the year ended December 31, 2002, the line for “Dividends to preferred shareholders” was inadvertently omitted.

      The restatements increased the net loss applicable to common shareholders in fiscal 2001 by $575,000 or $0.03 per share. The net impact of the restatements in fiscal 2002 increase net loss applicable to common shareholders by $1,631,000 or $0.06 per share.

Use of Estimates

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates. The significant estimates include the accrued wind-down expenses and valuation allowance against deferred tax assets.

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

STEMCELLS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Patent and License Costs

      Prior to fiscal year 2001, the Company capitalized certain patent costs related to patent applications. Accumulated costs were amortized over the estimated economic life of the patents, not to exceed 17 years, using the straight-line method, commencing at the time the patent is issued. Costs related to patent applications are charged to expense at the time such patents are deemed to have no continuing value. Effective since 2001 the Company expenses all patent costs as incurred. At December 31, 2003 and 2002, total capitalized costs were $980,000 and the related accumulated amortization was $236,000 and $180,000, respectively. Patent related expenses totaled $665,000, $650,000, and $647,000 in 2003, 2002 and 2001 respectively. License costs are capitalized and amortized over the period of the license agreement.

Stock-Based Compensation

      The Company’s employee stock option plan is accounted for under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” The Company grants qualified stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant, and in accordance with APB 25, the Company recognizes no compensation expense for such qualified stock option grants. The Company also issues non-qualified stock options for a fixed number of shares to employees with an exercise price less than the fair market value of the shares at the date of grant. When such options vest, the Company recognizes the difference between the exercise price and fair market value as compensation expense in accordance with APB 25.

STEMCELLS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For purposes of disclosures pursuant to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (FAS 123) as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” (FAS 148), the estimated fair value of options is amortized to expense over the options’ vesting period. The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation:

	Year Ended December 31,

	2003	2002	2001

		Restated	Restated
Net loss applicable to common stockholders — as reported	$(14,425,160)	$(13,275,986)	$(5,567,414)
Add: Stock-based employee/ director compensation expense included in reported net loss	242,548	143,002	491,706
Deduct: Total stock-based employee/director compensation expense under the fair value based method for all awards	(960,166)	(619,631)	(2,246,983)

Net loss applicable to common stockholders — pro forma	$(15,142,778)	$(13,752,615)	$(7,322,691)

Basic and diluted net loss per share applicable to common stockholders — as reported	$(0.45)	$(0.53)	$(0.25)
Basic and diluted net loss per share applicable to common stockholders — pro forma	$(0.47)	$(0.55)	$(0.33)
Shares used in Basic and Diluted loss per share amounts	32,080,233	25,096,252	22,241,564

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

Income Taxes

      The liability method is used to account for income taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities as well as net operating loss carry forwards and are measured using currently enacted tax rates and laws. Deferred

STEMCELLS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax assets may be reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization.

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

Recent Accounting Pronouncements

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 provides guidance related to accounting for costs associated with disposal activities covered by SFAS No. 144 and with one-time termination benefits and other exit or restructuring activities previously covered by Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 supersedes EITF Issue No. 94-3 in its entirety. Under SFAS No. 146, the following conditions must be met for an action to qualify as an exit or disposal plan: management having the authority to approve the action commits to a plan of termination; the plan identifies the number of employees to be terminated, their job classifications or functions and their locations, and the expected completion date; the plan establishes the terms of the benefit arrangement including the benefits that employees will receive upon termination (including but not limited to cash payments) in sufficient detail to enable employees to determine the type and amount of benefits they will receive if they are involuntarily terminated; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. SFAS No. 146 was effective in 2003 and is applied prospectively to qualifying exit or disposal activities initiated after December 31, 2002.

      In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. In addition, FIN 46 requires that the company make disclosures in its consolidated financial statements for the year ended December 31, 2002 when the company believes it is reasonably possible that it will consolidate or disclose information about variable interest entities after FIN 46 becomes effective. In December 2003, FASB issued a revised FIN 46. The FASB deferred the effective date for VIEs that are non-special purpose entities created before February 1, 2003 to the first interim or annual reporting period that ends after March 15, 2004. At this time, we do not believe it is reasonably possible that we will consolidate or disclose information about VIEs. However, we will continue to assess the impact of FIN 46 on our consolidated financial statements.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, (“SFAS 150”). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have

STEMCELLS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Years Ended December 31,

	2003	2002	2001

		Restated	Restated

	(In thousands, except per share
	amounts)
Net loss applicable to common stockholders	$(14,425)	$(13,276)	$(5,567)
Weighted average shares used in computing basic and diluted net loss per share amounts	32,080	25,096	22,242
Basic and diluted net loss per share applicable to common stockholders	$(0.45)	$(0.53)	$(0.25)

      The Company has excluded outstanding stock options and warrants from the calculation of diluted loss per common share because all such securities are anti-dilutive for all applicable periods presented. These outstanding securities consist of the following potential common shares:

	Years Ended December 31,

	2003	2002	2001

Convertible preferred stock	—	2,000,000	2,856,192
Outstanding options	5,025,374	4,294,050	3,652,560
Outstanding warrants	2,101,074	1,074,593	1,056,687

2.	Investments

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

STEMCELLS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Property, Plant and Equipment

      Property, plant and equipment consists of the following:

	December 31,

	2003	2002

Building and improvements	$3,918,889	$3,918,889
Machinery and equipment	2,231,189	2,077,563
Furniture and fixtures	339,458	303,351

	6,489,536	6,299,803
Less accumulated depreciation and amortization	(2,878,134)	(1,962,092)

	$3,611,402	$4,337,711

      Depreciation and amortization expense was $916,000, $307,000, and $495,000 for the years ending December 31, 2003, 2002 and 2001, respectively.

4.	Other Assets, Net

      Other assets are as follows:

	December 31,

	2003	2002

Patents, net	$743,370	$799,173
License agreements, net	334,850	376,137
Security deposit — building lease	752,500	752,500
Deposit — other	—	3,338
Employee loan	—	115,315
Restricted Cash — (Letter of Credit)	937,078	540,560

	$2,767,798	$2,587,023

      At December 31, 2003 and 2002, accumulated amortization was $1,485,000 and $1,388,000, respectively, for patents and license agreements.

5.	Accrued Expenses

      Accrued expenses are as follows:

	December 31,

	2003	2002

External services	$268,545	$183,813
Employee compensation	620,340	233,447
Other	152,265	10,656

	$1,041,150	$427,916

6.	Leases

      The Company has undertaken direct financing transactions with the State of Rhode Island and received proceeds from the issuance of industrial revenue bonds totaling $5,000,000 to finance the construction of its pilot manufacturing facility. The related leases are structured such that lease payments will fully fund all

STEMCELLS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

semiannual interest payments and annual principal payments through maturity in August 2014. Interest rates vary with the respective bonds’ maturities, ranging from 5.1% to 9.5%. The bonds contain certain restrictive covenants which limit, among other things, the payment of cash dividends and the sale of the related assets. The Company entered into a fifteen-year lease for a laboratory facility in connection with a sale and leaseback arrangement in 1997. The lease has escalating rent payments and accordingly, the Company is recognizing rent expense on a straight-line basis. At December 31, 2003, the Company had $1,147,000 in deferred rent liability for this facility which is presented as part of the wind-down accrual.

      As of February 1, 2001, the Company entered into a 5-year lease for a 40,000 square foot facility located in the Stanford Research Park in Palo Alto, CA. The facility includes space for animals, laboratories, offices, and a GMP (Good Manufacturing Practices) suite. GMP facilities can be used to manufacture materials for clinical trials. On December 19, 2002 the Company negotiated an amendment to the lease, which resulted in reducing the average annual rent over the remaining term of the lease from approximately $3.7 million to $2.0 million. As part of the amendment the Company issued a letter of credit on January 2, 2003 for $503,079, which was an addition to the letter of credit amounting to $275,000 issued at commencement of the lease to serve as a deposit for the duration of the lease. The lease has a rent escalation clause and accordingly, the Company is recognizing rent expense on a straight-line basis. At December 31, 2003 the Company had $896,000 in deferred rent liability for this facility.

      As of December 31, 2003, future minimum lease payments and sublease income under operating and capital leases and principal payments on equipment loans are as follows:

	Capital	Operating	Sublease
	Leases	Leases	Income

2004	$425,713	$2,947,335	$1,473,352
2005	412,587	3,007,630	1,409,463
2006	401,289	1,115,186	791,463
2007	330,644	937,500	73,068
2008	243,507	1,171,875	—
Thereafter	1,336,137	5,419,922	—

Total minimum lease payments	3,149,877	$14,599,448	$3,747,347

Less amounts representing interest	1,063,210

Present value of minimum lease payments	2,086,667
Less current maturities	237,084

Capitalized lease obligations, less current maturities	$1,849,583

      Rent expense for the years ended December 31, 2003, 2002 and 2001, was $1,040,000, $2,565,000, and $2,629,000 respectively.

7.	Grants

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

STEMCELLS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

its share of the joint effort each year of the grant. In addition in 2001, the Company received and recognized as revenue $298,614 for research from a prior SBIR grant relating to the neural program.

      On September 30 2001, the Company was awarded a four-year, $225,000 per year grant from the National Institute of Diabetes & Digestive & Kidney Disorders of the National Institutes of Health for the Company’s liver stem cell program which focuses on identifying liver stem and progenitor cells for the treatment of liver diseases. The grant is subject to the availability of funds and satisfactory progress of the project. For this award, the Company has recognized revenue of $56,000, $225,000 and $112,000 for 2001, 2002 and 2003 respectively. The Company does not intend to draw further funds from this grant since it will no longer pursue the particular research it covered.

      In September 2003 the Company was awarded a one year, $342,000 Small Business Innovation Research grant from the National Institute of Neurological Disease and Stroke (NINDS), to further its work in the treatment of spinal cord injuries. For this award, the Company has recognized revenue of $143,000 for 2003.

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

9.	Wind-down of Encapsulated Cell Technology Research and Development Program (2001 and 2002 Restated)

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

      In 1999, in connection with exiting our former corporate headquarters and ECT facilities, we created a reserve for the estimated lease payments and operating expenses of the Rhode Island facilities through June 30, 2000, when we expected to fully sublease, assign or sell our remaining interests in the property. We did not fully sublet the Rhode Island facilities as expected and therefore made a change in estimate in June 2000 to accrue additional expenses of $3,327,000 to cover operating lease payments and operating expenses (including utilities, taxes, insurance, maintenance, interest and other non-employee expenses) through 2001. At December 31, 2001, the $3,327,000 reserve was exhausted and we recorded an additional reserve of $575,000. This reserve was based on information provided by our broker/realtor that estimated, based on assumptions relevant to the real estate market conditions as of the end of 2001, the time it would be likely to take until the facility would be fully sub-leased. In 2002, we incurred $964,000 in lease payments and operating expenses, net of subtenant income for this facility, of which $575,000 was booked against the reserve created at the end of 2001 and the remainder recorded as wind-down expenses. At the end of December 2002, based on an analysis of the real estate market conditions at that time, we revised the reserve to $775,000. In 2003 we incurred $984,000 in lease payments and operating expenses, net of subtenant income for this facility of which $775,000 was recorded against the reserve and the remainder recorded as wind-down expenses. After considering various factors such as the Company’s experience in subleasing the facility since exiting the facility in 1999, our lease payments through to the end of the lease, facility operating expenses, the current real

STEMCELLS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estate market in Rhode Island, and estimated subtenant income based on occupancy both actual and projected occupancy, the Company revised the reserve at December 31, 2003 to $2,676,000. Even though it is the intent of the Company to sublease, assign or sell our interests in the facility at the earliest possible time, we cannot determine with certainty a fixed date by which such events will occur. In light of this uncertainty, based on estimates, we will periodically re-evaluate and adjust the reserve, as necessary.

10.	Consulting Arrangements

      In September 1997, the Company entered into consulting arrangements with the principal scientific founders of StemCells California, Dr. Irving Weissman, Dr. Fred H. Gage and Dr. David Anderson and with Dr. Richard M. Rose, then President and CEO of the StemCells California. To attract and retain Drs. Rose, Weissman, Gage and Anderson, and to expedite the progress of the Company’s stem cell program, the Company awarded these individuals options to acquire a total of approximately 1.6 million shares of the Company’s common stock, at an exercise price of $5.25 per share, the quoted market price at the grant date. The Company also designated a pool of 400,000 options to be granted to persons in a position to make a significant contribution to the success of the stem cell program. Under the original grants, approximately 100,000 of these options were exercisable immediately on the date of grant, 1,031,000 of these options would vest and become exercisable only upon the achievement of specified milestones related to the Company’s stem cell development program and the remaining 468,750 options would vest over eight years. In connection with the 468,750 options issued to a non-employee, Dr. Anderson, the Company recorded deferred compensation of $1,750,000, the fair value of such options at the date of grant, which will be amortized over an eight-year period. The deferred compensation expense associated with the unvested portion of the grants as of December 31, 2003 was $869,000. The fair value was determined using the Black-Scholes method.

      Effective October 31, 2000, the Company agreed with Drs. Weissman and Gage to revise their 468,750 milestone-vesting stock options to time-based vesting, on the same schedule as Dr. Anderson’s option. Under each of the revised options, 168,750 shares vested immediately, and the remaining 300,000 shares vest at 50,000 per year on September 25, until September 25, 2005, when the final 100,000 shares will vest. The exercise price remains $5.25 per share. The Company recorded an expense of $164,000 and a recovery of $419,000 for the years 2003 and 2002 respectively, as compensation expense for the fair market value of the vested portion of such options in an amount determined using the Black-Scholes method. The deferred compensation expense associated with the unvested portion of the grants was determined to be approximately $105,000 at December 31, 2003. As part of the revision of the options, Drs. Weissman and Gage relinquished all rights under an agreement by whose terms they had the right to license the non-brain stem cell technology in exchange for a payment to the Company equal to all prior funding for such research plus royalty payments. The Company revalues the options using the Black-Scholes method on a quarterly basis and recognizes additional or reduced compensation expense accordingly.

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

STEMCELLS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      On May 7, 2003, the Company entered into a stock purchase agreement with Riverview, under which Riverview agreed to purchase 4 million shares of the Company’s common stock for $6.5 million, or $1.625 per share. On the date of the agreement, the sale price was above the trading price of the Company’s common stock, which closed at $1.43 per share on that date. The Company also agreed to issue a 2-year warrant to Riverview to purchase 1,898,000 shares of common stock at $1.50 per share. The exercise price is subject to adjustment for stock splits, dividends, distributions, reclassifications and similar events. On May 15, 2003 the Company issued the purchased shares and the warrant, and registered the resale of the purchased shares and the shares underlying the warrant. The exercise price may be below the trading market price at the time of the exercise. In the event that certain conditions are met, including the closing sale price of the Common Stock remaining at or above $2.50 per share for 10 consecutive trading days, the Company may require Riverview to exercise the warrant for any remaining shares or to relinquish any unexercised portion. On November 11, 2003, Riverview exercised part of the warrant acquiring 1,098,000 shares at $1.50 per share. The proceeds to the Company from this warrant exercise totaled $1,647,000. The warrant is exercisable for the remaining 800,000 shares until April 8, 2005, subject to the Company’s right to require exercise or forfeiture as described above.

      On December 10, 2003 the Company completed a $9.5 million financing transaction with Riverview through the sale of 5 million shares of common stock at a price of $1.90 per share.

Equity Line

      On May 10, 2001, the Company entered into a common stock purchase agreement with Sativum Investments Limited for the potential future issuance and sale of up to $30,000,000 of the Company’s common stock, subject to restrictions and other obligations. Under the agreement, which expired in January 2004, the Company had the right to draw down on the facility, from time to time, and Sativum was obligated to purchase shares of the Company’s common stock at a 6% discount to a volume weighted average market price over the 20 trading days following the draw-down notice. There was neither a requirement that the Company draw on the facility nor a penalty for not doing so. The Company was limited with respect to how often it could exercise a draw down and the amount of each draw down.

      In connection with the Company’s execution of the common stock purchase agreement with Sativum, the Company issued three three-year warrants to purchase an aggregate of 350,000 shares of the Company’s

STEMCELLS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock at $2.38 per share to Sativum (250,000 shares), and to the placement agents: Pacific Crest Securities Inc. (75,000 shares) and Granite Financial Group, Inc. (25,000 shares). The placement agents have exercised their warrants in full, and the Company received payment of $238,050 for the shares issued to them in July 2001. The Company has valued the warrants using the Black-Scholes method and recorded the fair value in stockholders’ equity. These amounts are $522,500, $167,750 and $55,250 respectively. The exercise price and number of shares are subject to adjustment for subdivisions, combinations, stock dividends and reorganizations.

      The Company did draw down $4,000,000 by issuance of 707,947 shares in July of 2001, $118,000 by issuance of 107,812 shares in December of 2002, $66,000 by issuance of 58,516 shares in January of 2003, and $375,000 by issuance of 245,472 shares in May of 2003, before applicable fees.

3% Cumulative Redeemable Convertible Preferred Stock

      On December 4, 2001, the Company issued 5,000 shares of 3% cumulative convertible preferred stock to Riverview Group, L.L.C., (Riverview Group), a wholly owned subsidiary of Millennium Partners, L.P. plus a 5-year warrant to purchase 350,877 shares of common stock at $3.42 per share. The Company received net proceeds of $4,727,515. This preferred stock was convertible into shares of the Company’s common stock at a conversion price of $2.00 per share at the option of Riverview Group and has a mandatory redemption feature requiring the Company to redeem unconverted preferred stock on December 4, 2003. The conversion price of $2 per share was subject to adjustment for stock splits, dividends, distributions, reclassifications and similar events. The final closing price of the Company’s common stock on the NASDAQ National Market on the December 4, 2001 commitment date was $2.90 per share. The company valued the warrants and the beneficial conversion feature reflecting the December 4, 2001 commitment date and the most beneficial per share discount available to the preferred shareholders. As the preferred shares contained a stated redemption, such value of $3,185,000, including issuance costs of $272,485, was recorded as a discount to the preferred shares. The preferred shares were accreted to the mandatory redemption amount and the accretion resulted in a deemed dividend. The deemed dividend has been reflected as an adjustment to net loss applicable to common stockholders. The holders of the preferred stock had liquidation rights equal to their original investment plus accrued but unpaid dividends. Dividends due on the shares of the preferred stock outstanding on a Dividend Payment Date (June 30 and December 31) could be paid in the Company’s common stock if the Company so elected by those dates. The Company did elect to pay the dividends in stock, and did so by issuing 38,313 shares of stock on July 3, 2002, 59,656 shares on December 23, 2002, 21,041 shares April 11, 2003, 17,935 shares June 30, 2003 and 10,833 shares November 11, 2003 valued at approximately $60,000, $69,000, $17,000, $30,000 and $22,000 respectively.

      The Riverview Group converted all of its holdings of the Company’s 3% cumulative convertible preferred stock as follows:

•	On December 7, 2001, 1,000 shares of the 3% cumulative convertible preferred stock was converted for 500,125 shares of the Company’s common stock.

•	On April 9, 2003, the Company agreed with Riverview to reduce the conversion price to $0.80 per share for a period of 20 trading days. Riverview immediately agreed to convert 2,000 shares with a face value of $2 million, at the reduced price. Riverview received 2,521,041 shares of common stock upon conversion, which includes 21,041 shares valued at $16,833 as accrued dividends. As a result of the change in the conversion price, the Company recorded a deemed dividend to preferred shareholders related to the beneficial conversion feature of $998,000 in the second quarter of 2003.

•	On November 11, 2003, Riverview converted the remaining 2,000 shares of its 3% cumulative convertible preferred stock for 1,010,833 shares of the Company’s common stock, which includes 10,833 shares valued at $21,666 as accrued dividends.

STEMCELLS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company recorded deemed dividends related to the 3% cumulative convertible preferred stock of $2,065,911, $1,280,004 and $743,167 in 2003, 2002 and 2001 respectively. The 2003 deemed dividend consists of $1,067,579 deemed dividend due to accretion in 2003 plus $998,332 deemed dividend arising on conversion by Riverview.

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

      On June 7, 2002, one of the preferred stockholders converted 750 shares of 6% cumulative convertible preferred stock plus accumulated dividends, at an effective conversion price of $1.94 per share for 439,442 shares of common stock. On October 4, 2002, the remaining 750 shares, which were held by the other preferred shareholder, together with accumulated dividends, converted automatically at the then-effective conversion price of $1.07 to 812,802 shares of common stock. The accumulated dividends was paid in common stock with a value of $222,457.

Stock Issued For Technology Licenses

      Under a 1997 License Agreement with NeuroSpheres, Ltd., the Company obtained an exclusive patent license in the field of transplantation. The Company entered into an additional license agreement with NeuroSpheres as of October 31, 2000, under which the Company obtained an exclusive license in the field of non-transplant uses, such as drug discovery and drug testing, so that together the licenses are exclusive for all uses of the technology. The Company made up-front payments to NeuroSpheres of 65,000 shares of its common stock and $50,000, and will make additional cash payments when milestones are achieved. In 2004, the Company will begin making $50,000 annual payments, creditable against royalties.

      Pursuant to the terms of a license agreement with the California Institute of Technology (Cal Tech) and the Company’s acquisition of its wholly owned subsidiary, StemCells California, StemCells issued 14,513 shares of common stock to Cal Tech. The Company issued an additional 12,800 shares of common stock to Cal Tech with a market value of approximately $40,000 in May 2000, upon execution of an amendment adding four families of patent applications to the license agreement. The Company must pay an additional $10,000 upon the issuance of each of the four patents licensed under the amended agreement. In August 2002 the Company acquired an additional license from Cal Tech to different technology, pursuant to which we issued 27,535 shares of our common stock with a market value of approximately $35,000. Under the new license, the Company must pay an additional $10,000 upon the issuance of one patent and $5,000 on the anniversary of its issuance. All such payments may be made in stock at the Company’s election. Upon entering a license agreement with the Oregon Health Sciences University (“OHSU”) in March 1997, the Company

STEMCELLS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issued it 4,838 shares of common stock and an option to purchase up to 62,888 additional shares to OHSU with an exercise price of $.01 per share. The option has vested as to 9,675 shares for which shares were issued on March 31, 2002; the remaining option was terminated and we issued 4,000 shares of our common stock, with a market value of approximately $3,900, to OHSU in January 2003, pursuant to an amendment to the license agreement.

Stock Option Plans

      The Company has adopted several stock plans that provide for the issuance of incentive and nonqualified stock options, various stock and performance awards and stock appreciation rights, at prices to be determined by the Board of Directors. In the case of incentive stock options, such price may not be less than the fair market value on the date of grant. Options granted to employees generally vest ratably over four years and are exercisable for ten years from the date of grant or within three months of termination. The Company has paid its directors and some of its consultants in below-market options or in stock awards from its stock plans. The following table presents the combined activity of the Company’s stock option plans for the years ended December 31:

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at January 1	4,294,050	$3.14	3,652,560	$3.98	2,716,966	$4.32
Granted	1,125,161	1.25	1,041,478	0.98	1,212,082	2.61
Exercised	(97,233)	0.31	(47,587)	0.20	(170,105)	0.93
Canceled	(296,604)	2.34	(352,401)	4.51	(106,383)	2.26

Outstanding at December 31	5,025,374	2.91	4,294,050	3.14	3,652,560	$3.98

Options exercisable at December 31	3,048,940	$3.11	2,378,778	$3.45	1,287,918	$3.74

      The options available to grant as of December 31, 2003 is 958,631.

      The following table presents weighted average price and life information about significant option groups outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Yrs.)	Price	Exercisable	Price

Less than $2.00	2,031,165	8.34	$0.99	1,037,560	$0.77
$2.00 - $3.99	1,269,270	7.48	$2.81	827,849	$2.99
$4.00 - $5.99	1,724,939	4.02	$5.22	1,183,531	$5.22

	5,025,374			3,048,940

STEMCELLS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The weighted average fair value per share of options granted during 2003, 2002 and 2001 was $0.86, $1.15 and $2.61, respectively. The fair value of options at the date of grant were estimated using the Black-Scholes model with the following weighted average assumptions:

	Options

	2003	2002	2001

Expected life (years)	5	5	5
Interest rate	3.29%	3.03%	4.39%
Volatility	121.1%	171.8%	154.2%

      The Company has neither declared nor paid dividends on any of its common stock and does not expect to do so in the foreseeable future.

Common Stock Reserved

      The Company has the following shares of common stock reserved for the exercise of options, warrants and other contingent issuances of common stock, as of December 31, 2003

Shares reserved for exercise of stock options	6,411,763
Shares reserved for the employee benefit plan	141,671
Shares reserved for compensation of external services	156,575
Shares reserved for the equity line (expired January 2004)	4,588,200
Shares reserved for the warrants related to the equity line	250,000
Shares Reserved for warrants related to 6% convertible preferred stock	158,242
Shares Reserved for warrants related to 3% convertible preferred stock	2,040,945
Shelf Reserve for possible future issuances of shares	8,971,962

Total	22,719,358

12.	Research Agreements

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

STEMCELLS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The option has vested as to 9,675 shares for which shares were issued on March 31, 2002; the remaining option was terminated and the Company issued 4,000 shares of its common stock, with a market value of approximately $3,900, to OHSU in January 2003, pursuant to an amendment to the license agreement.

      In 2001, the Company entered into a collaboration with Stanford University to pursue certain additional research funded by the National Institutes of Health under an SBIR grant discussed above. Pursuant to agreement, the Company paid Stanford approximately $150,000 in each of 2001 and 2002. In 2002, the Company entered into a research agreement with the University of California, Irvine (“Irvine”), under which it paid Irvine approximately $3,200 in 2002 and $16,000 in 2003. The Company also entered a sponsored research agreement with the University of Texas Medical Branch (“UTMB”) under which it paid UTMB approximately $21,000 in 2002 and accrued for payment approximately $56,000 in 2003.

13.     Income Taxes

      Deferred income taxes reflect net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,

	2003	2002

Deferred tax assets:
Capitalized research and development costs	$12,540,000	$9,690,000
Net operating losses	43,120,000	42,900,000
Research and development credits	4,399,000	4,140,000
Other	326,000	160,000

	60,385,000	56,890,000
Valuation allowance	(60,385,000)	(56,890,000)

Net deferred tax assets	$—	$—

      Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $3,495,000, $4,880,000, and $3,400,000 during 2003, 2002, and 2001 respectively.

      The effective tax rate as a percentage of income before income taxes differs from the statutory federal income tax rate (when applied to income before income taxes) for the years ended December 31, as follows:

	2003	2002	2001

Statutory federal income tax (benefit) rate	(34%)	(34%)	(34%)
Increase (decrease) resulting from:
Expenses not deductible for taxes	(2.1)	(1.2)	—
Other	—	—	5.2
Expiration of State net operating losses	7.7	—	—
Increase in valuation allowance	28.4	35.2	28.8

Effective tax (benefit) rate	0%	0%	0%

STEMCELLS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2003, the Company had net operating loss carryforwards for federal income tax purposes of approximately $111,840,000 which expire in the years 2004 through 2023, and federal research and development tax credits of approximately $3,935,000 which expire in the years 2004 through 2013.

      As of December 31, 2003, the Company had net operating loss carryforwards for state income tax purposes of approximately $84,850,000 which expire in the years 2004 through 2023, and state research and development tax credits of approximately $464,000 which do not expire.

      Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to ownership change limitations provide by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

14.	Employee Retirement Plan

      The Company has a qualified defined contribution plan covering substantially all employees. Participants are allowed to contribute a fixed percentage of their annual compensation to the plan and the Company matches 50% of employee contributions, up to a maximum of 6% of the employee’s compensation, with the Company’s common stock. The related expense was $60,000, $76,000, and $63,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

15.	Quarterly Financial Information (unaudited)

	Quarter

	First	Second	Third	Fourth

	(In thousands, except per share data)
Year ended December 31, 2003:
Total revenue	$59	$60	$33	$121
Operating expenses	2,409	2,743	2,451	4,817	(1)
Net loss (before deemed dividend)	(2,409)	(2,713)	(2,429)	(4,740	)(1)
Net loss applicable to common stockholders	(2,729)	(3,928)	(2,599)	(5,169	)(1)
Basic and diluted (loss) per share applicable to common shareholders	$(0.10)	$(0.13)	$(0.08)	$(0.14	)(1)
Year ended December 31, 2002:
Total revenue	$111	$125	$90	$89
Operating expenses	2,876	3,166	2,765	3,098	(2)
Net income (loss)	(2,810)	(3,058)	(2,725)	(3,051	)(2)
Net loss applicable to common stockholders	(3,130)	(3,543)	(3,045)	(3,558	)(2)
Basic and diluted income (loss) per share applicable to common shareholders	$(0.13)	$(0.15)	$(0.12)	$(0.13	)(2)

(1)	The fourth quarter includes a wind-down accrual of 2,676 - see note 9.

(2)	Restated — see note 1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.	Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and (acting) chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

      In connection with its audit of the Company’s consolidated financial statements for the year ended December 31, 2003, Grant Thornton LLP (“Grant Thornton”), the Company’s independent accountants, provided advice to the Audit Committee and management of internal control matters with respect to segregation of duties and financial reporting matters that they considered to be deficiencies and which they considered, in the aggregate, to constitute a significant deficiency under standards established by the American Institute of Certified Public Accountants. The Company considered these matters in connection with the year-end closing process and the preparation of the December 31, 2003 consolidated financial statements included in this Form 10-K. In response to the observations made by Grant Thornton, in 2004 the Company will re-evaluate its internal controls and procedures relating to those observations and implement such enhancements as the review suggests to be appropriate.

      The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

      (b) Changes in internal controls. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this Item is incorporated by reference from our Proxy Statement for the 2004 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

      The information required by this Item is incorporated by reference from Item 5 of this Annual Report on Form 10-K and our Proxy Statement for the 2004 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this Item is incorporated by reference from our Proxy Statement for the 2004 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions

      The information required by this Item is incorporated by reference from our Proxy Statement for the 2004 Annual Meeting of Shareholders.

PART IV

Item 14.	Principal Accountant Fees and Services

      The information required by this Item is incorporated by reference from our Proxy Statement for the 2004 Annual Meeting of Shareholders.

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents Filed as Part of this Form 10-K.

      (1) Financial Statements:

      The financial statements filed as part of this Report are listed and indexed under Item 8 above.

      (2) Financial Statement Schedules:

      Schedules are not included herein because they are not applicable or the required information appears in the Financial Statements or Notes thereto.

      (3) Exhibits.

Exhibit No.	Title or Description

3.1*	Restated Certificate of Incorporation of the Registrant
3.2++	Amended and Restated By-Laws of the Registrant.
3.3[***]	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant.
4.1*	Specimen Common Stock Certificate.
4.2++++	Form of Warrant Certificate issued to a certain purchaser of the Registrant’s Common Stock in April 1995.
4.3X	Warrant to Purchase Common Stock — Mark Angelo
4.4X	Warrant to Purchase Common Stock — Robert Farrell
4.5X	Warrant to Purchase Common Stock — Joseph Donahue
4.6X	Warrant to Purchase Common Stock — Hunter Singer
4.7X	Warrant to Purchase Common Stock — May Davis
4.8X	Common Stock Purchase Warrant
4.9X	Callable Warrant
4.10XXX	Registration Rights Agreement dated as of May 10, 2001 between the Registrant and Sativum Investments Limited.
4.11XXX	Warrant, dated May 10, 2001, to Purchase Common Stock issued to Sativum Investments Limited.
4.12XXX	Warrant, dated May 10, 2001, to Purchase Common Stock issued to Pacific Crest Securities, Inc.
4.13XXX	Warrant dated May 10, 2001 to Purchase Common Stock issued to Granite Financial Group, Inc.
4.14XXX	Callable Warrant, dated June 21, 2001, issued to Millennium Partners, L.P.
4.15XXX	Common Stock Purchase Warrant, Class A, dated June 21, 2001, issued to Millennium Partners, L.P.

Exhibit No.	Title or Description

4.16[**]	Certificate of Designations of the Powers, Preferences and Relative, Participating, Optional and other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of 3% Cumulative Convertible Preferred Stock for StemCells, Inc.
4.17[**]	Warrant to Purchase Common Stock — Riverview Group, LLC
4.18XXXX	Warrant to Purchase Common Stock — Cantor Fitzgerald & Co.
4.19&&	Warrant to Purchase Common Stock — Riverview Group, LLC
10.1*	Amendment to Registration Rights dated as of February 14, 1992 among the Registrant and certain of its stockholders.
10.2*	Form of at-will Employment Agreement between the Registrant and most of its employees.
10.3*	Form of Agreement for Consulting Services between the Registrant and members of its Scientific Advisory Board.
10.4*	Form of Nondisclosure Agreement between the Registrant and its Contractors.
10.5*	Master Lease and Warrant Agreement dated April 23, 1991 between the Registrant and PacifiCorp Credit, Inc.
10.6*	1988 Stock Option Plan.
10.7*	1992 Equity Incentive Plan.
10.8*	1992 Stock Option Plan for Non-Employee Directors.
10.9**!!!!	1992 Employee Stock Purchase Plan.
10.12++	Research Agreement dated as of March 16, 1994 between NeuroSpheres, Ltd. and Registrant.
10.13++	Term Loan Agreement dated as of September 30, 1994 between The First National Bank of Boston and Registrant.
10.14++	Lease Agreement between the Registrant and Rhode Island Industrial Facilities Corporation, dated as of August 1, 1992.
10.15++	First Amendment to Lease Agreement between Registrant and The Rhode Island Industrial Facilities Corporation dated as of September 15, 1994.
10.17**++++	Development, Marketing and License Agreement, dated as of March 30, 1995 between Registrant and Astra AB.
10.18++++	Form of Unit Purchase Agreement to be executed by the purchasers of the Common Stock and Warrants offered in April 1995.
10.19+++	Form of Common Stock Purchase Agreement to be executed among the Registrant and certain purchasers of the Registrant’s Common Stock.
10.22###	Lease Agreement dated as of November 21, 1997 by and between Hub RI Properties Trust, as Landlord, and CytoTherapeutics, Inc., as Tenant.
10.24!!	CTI individual stockholders option agreement dated as of July 10, 1996 among the Company and the individuals listed therein.
10.25!!	CTI Valoria option agreement dated of July 10, 1996 between the Company and the Societe Financiere Valoria SA.
10.26!!!	Term Loan Agreement dated as of October 22, 1996 between The First National Bank of Boston and the Registrant.
10.27***	Agreement and Plan of Merger dated as of August 13, 1997 among StemCells, Inc., the Registrant and CTI Acquisition Corp.
10.28***	Consulting Agreement dated as of September 25, 1997 between Dr. Irving Weissman and the Registrant.
10.29###	Letter Agreement among each of Dr. Irving Weissman and Dr. Fred H. Gage and the Registrant.
10.32****	StemCells, Inc. 1996 Stock Option Plan.
10.33****	1997 StemCells Research Stock Option Plan (the “1997 Plan”)

Exhibit No.	Title or Description

10.34****	Form of Performance-Based Incentive Option Agreement issued under the 1997 Plan.
10.35###	Employment Agreement dated as of September 25, 1997 between Dr. Richard M. Rose and the Registrant.
10.38[*]	Rights Agreement, dated as of July 27, 1998 between Bank Boston, N.A. as Rights Agent and the Registrant.
10.40$**	Consulting Services Agreement dated as of July 27, 1998, as amended December 19, 1998 between Dr. John J. Schwartz and the Registrant.
10.41$**	Letter Agreement dated as of December 19, 1998 between John J. Schwartz and the Registrant.
10.42$**	License Agreement dated as of October 27, 1998 between The Scripps Research Institute and the Registrant.
10.43$**	License Agreement dated as of October 27, 1998 between The Scripps Research Institute and the Registrant.
10.44$**	License Agreement dated as of November 20, 1998 between The Scripps Research Institute and the Registrant.
10.45$$**	Purchase Agreement and License Agreement dated as of December 29, 1999 between Neurotech S.A. and the Registrant.
10.46++++**	License Agreement dated as of June 1999 between The Scripps Research Institute and the Registrant.
10.47++++**	License Agreement dated as of June 1999 between The Scripps Research Institute and the Registrant.
10.48X	Form of Registration Rights Agreement dated as of July 31, 2000 between the Registrant and investors.
10.49X	Subscription Agreement dated as of July 31, 2000 between the Registrant and Millennium Partners, L.P.
10.50XXX	Common Stock Purchase Agreement, dated as of May 10, 2001, between the Registrant and Sativum Investments Limited.
10.51XXX	Escrow Agreement, dated as of May 10, 2001, among the Registrant, Sativum Investments Limited and Epstein, Becker & Green, P.C.
10.52XX	License Agreement, dated as of October 30, 2000, between the Registrant and NeuroSpheres Ltd.
10.53XX	Letter Agreement, dated January 2, 2001, between the Registrant and Martin McGlynn
10.54XX	Lease, dated February 1, 2001, between the Board of Trustees of Stanford University and the Registrant.
10.55XXX	Registration Rights Agreement, dated as of June 21, 2001, by and between the Registrant and Millennium Partners, L.P.
10.56XXX	Subscription Agreement, dated as of June 21, 2001, by and between the Registrant and Millennium Partners, L.P.
10.57$$$	2001 Equity Incentive Plan
10.58[**]	Subscription Agreement, dated as of December 4, 2001 between the Registrant and Riverview Group, L.L.C.
10.59[**]	Registration Rights Agreement, dated as of December 4, 2001 between the Registrant and Riverview Group, L.L.C.
10.60[**]	Agreement dated as of December 4, 2001 between the Registrant and Millennium Partners, L.P.
10.61[**]	Agreement dated as of December 4, 2001 among the Registrant, Millennium Partners, L.P. and Riverview Group, L.L.C.
10.62$$$$	Common Stock Purchase Agreement, dated as of August 23, 2002, between the Registrant and Triton West Group, Inc.

Exhibit No.	Title or Description

10.63&	Agreement, dated as of April 9, 2003, between the Registrant and Riverview Group, L.L.C.
10.64&&	Form of Registration Rights Agreement between the Registrant and Riverview Group, L.L.C.
10.65&&&	Securities Purchase Agreement, dated as of May 7, 2003, between the Registrant and Riverview Group, L.L.C.
10.66%	Securities Purchase Agreement dated as of December 9, 2003, between the Registrant and Riverview Group, L.L.C.
14.1	Code of Ethics
21X	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
23.2	Consent of Grant Thornton, LLP, Independent Certified Public Accountants.
31.1	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Martin McGlynn, Chief Executive Officer).
31.2	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (George Koshy, Acting Chief Financial Officer).
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Martin McGlynn, Chief Executive Officer)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (George Koshy, Acting Chief Financial Officer)
99	Cautionary Factors Relevant to Forward-Looking Information
99.1XX	Side Letter, dated March 17, 2001, between the Company and Oleh S. Hnatiuk regarding NeuroSpheres License Agreement, dated October 30, 2000.

+	Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and filed on March 30, 1994.

++	Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, the Registrant’s Registration Statement on Form S-1, File No. 33-85494.

+++	Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, the Registrant’s Registration Statement on Form S-3, File No. 33-97272.

++++	Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, the Registrant’s Registration Statement on Form S-1, File No. 33-91228.

#	Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, the Registrant’s Annual Report on Form 10-K for fiscal year ended December 31, 1992 and filed March 30, 1993.

##	Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 and filed on May 14, 1994.

###	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 1997 and filed on March 30, 1998.

####	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 1999 and filed on April 17, 2000.

!	Previously filed with the Commission as an Exhibit to and incorporated by reference to, the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

!!	Previously filed with the Commission as an Exhibit to and incorporated by reference to, the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

!!!	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and filed on March 31, 1997.

!!!!	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

*	Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, Registration Statement on Form S-1, File No. 33-45739.

**	Confidential treatment requested as to certain portions. The term “confidential treatment” and the mark “**” as used throughout the indicated Exhibits mean that material has been omitted and separately filed with the Commission.

***	Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and filed on November 14, 1997.

****	Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, the Registrant’s Registration Statement on Form S-8, File No. 333-37313.

[*]	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s current report on Form 8-K filed on August 3, 1998.

[**]	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s current report on Form 8-K filed on December 7, 2001.

[***]	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s Amendment No. 1 to Registration Statement filed on Form S-3, File No. 333-83992.

$	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 1998 and filed on March 31, 1999.

$$	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s current report on Form 8-K on January 14, 2000.

$$$	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s definitive proxy statement filed May 1, 2001.

$$$$	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s current report on Form 8-K on August 28, 2002.

X	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s Registration Statement on Form S-1, File No. 333-45496.

XX	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and filed on April 2, 2001.

XXX	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s Registration Statement filed on Form S-1 as amended to Form S-3, File No. 333-61726.

XXXX	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s Registration Statement filed on Form S-3, File No. 333-75806.

&	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s current report on Form 8-K on April 15, 2003.

&&	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s current report on Form 8-K on May 13, 2003.

&&&	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s current report on Form 8-K on May 15, 2003.

%	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s current report on Form 8-K on December 10, 2003.

(b) Current Reports on Form 8-K.

      A Current Report on Form 8-K was filed by the Registrant on October 22, 2003 reporting, under Item 4, that the Registrant’s independent public accountants, Ernst & Young LLP had provided notice of their its intent to resign.

      A Current Report on Form 8-K was filed by the Registrant on November 12, 2003 reporting, under Item 5, that Riverview Group, LLC had exercised its right to convert all remaining shares of the Registrant’s 3% Convertible Preferred Stock held by Riverview.

      A Current Report on Form 8-K was filed by the Registrant on December 8, 2003 reporting, under Item 4, that the Registrant had engaged Grant Thornton LLP as its independent public accountants.

      A Current Report on Form 8-K was filed by the Registrant on December 10, 2003 reporting, under Item 5, that the Registrant had issued shares of common stock pursuant to its shelf registration statement on Form S-3.

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

Signature	Capacity	Date

/s/ MARTIN MCGLYNN Martin McGlynn	President and Chief Executive Officer and Director (principal executive officer)	April 5, 2004

/s/ GEORGE KOSHY George Koshy	Controller and Acting Chief Financial Officer (principal accounting officer)	April 5, 2004

/s/ ERIC BJERKHOLT Eric Bjerkholt	Director	April 5, 2004

/s/ RICARDO B. LEVY PH.D. Ricardo B. Levy, Ph.D.	Director	April 5, 2004

/s/ ROGER PERLMUTTER, M.D. Roger Perlmutter, M.D.	Director	April 5, 2004

/s/ JOHN J. SCHWARTZ, PH.D. John J. Schwartz, Ph.D.	Director, Chairman of the Board	April 5, 2004

/s/ IRVING L. WEISSMAN, M.D. Irving L. Weissman, M.D.	Director	April 5, 2004

EXHIBIT INDEX

Exhibit No.	Title or Description

3.1*	Restated Certificate of Incorporation of the Registrant
3.2++	Amended and Restated By-Laws of the Registrant.
3.3[***]	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant.
4.1*	Specimen Common Stock Certificate.
4.2++++	Form of Warrant Certificate issued to a certain purchaser of the Registrant’s Common Stock in April 1995.
4.3X	Warrant to Purchase Common Stock — Mark Angelo
4.4X	Warrant to Purchase Common Stock — Robert Farrell
4.5X	Warrant to Purchase Common Stock — Joseph Donahue
4.6X	Warrant to Purchase Common Stock — Hunter Singer
4.7X	Warrant to Purchase Common Stock — May Davis
4.8X	Common Stock Purchase Warrant
4.9X	Callable Warrant
4.10XXX	Registration Rights Agreement dated as of May 10, 2001 between the Registrant and Sativum Investments Limited.
4.11XXX	Warrant, dated May 10, 2001, to Purchase Common Stock issued to Sativum Investments Limited.
4.12XXX	Warrant, dated May 10, 2001, to Purchase Common Stock issued to Pacific Crest Securities, Inc.
4.13XXX	Warrant dated May 10, 2001 to Purchase Common Stock issued to Granite Financial Group, Inc.
4.14XXX	Callable Warrant, dated June 21, 2001, issued to Millennium Partners, L.P.
4.15XXX	Common Stock Purchase Warrant, Class A, dated June 21, 2001, issued to Millennium Partners, L.P.
4.16[**]	Certificate of Designations of the Powers, Preferences and Relative, Participating, Optional and other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of 3% Cumulative Convertible Preferred Stock for StemCells, Inc.
4.17[**]	Warrant to Purchase Common Stock — Riverview Group, LLC
4.18XXXX	Warrant to Purchase Common Stock — Cantor Fitzgerald & Co.
4.19&&	Warrant to Purchase Common Stock — Riverview Group, LLC
10.1*	Amendment to Registration Rights dated as of February 14, 1992 among the Registrant and certain of its stockholders.
10.2*	Form of at-will Employment Agreement between the Registrant and most of its employees.
10.3*	Form of Agreement for Consulting Services between the Registrant and members of its Scientific Advisory Board.
10.4*	Form of Nondisclosure Agreement between the Registrant and its Contractors.
10.5*	Master Lease and Warrant Agreement dated April 23, 1991 between the Registrant and PacifiCorp Credit, Inc.
10.6*	1988 Stock Option Plan.
10.7*	1992 Equity Incentive Plan.
10.8*	1992 Stock Option Plan for Non-Employee Directors.
10.9**!!!!	1992 Employee Stock Purchase Plan.
10.12++	Research Agreement dated as of March 16, 1994 between NeuroSpheres, Ltd. and Registrant.
10.13++	Term Loan Agreement dated as of September 30, 1994 between The First National Bank of Boston and Registrant.

Exhibit No.	Title or Description

10.14++	Lease Agreement between the Registrant and Rhode Island Industrial Facilities Corporation, dated as of August 1, 1992.
10.15++	First Amendment to Lease Agreement between Registrant and The Rhode Island Industrial Facilities Corporation dated as of September 15, 1994.
10.17**++++	Development, Marketing and License Agreement, dated as of March 30, 1995 between Registrant and Astra AB.
10.18++++	Form of Unit Purchase Agreement to be executed by the purchasers of the Common Stock and Warrants offered in April 1995.
10.19+++	Form of Common Stock Purchase Agreement to be executed among the Registrant and certain purchasers of the Registrant’s Common Stock.
10.22###	Lease Agreement dated as of November 21, 1997 by and between Hub RI Properties Trust, as Landlord, and CytoTherapeutics, Inc., as Tenant.
10.24!!	CTI individual stockholders option agreement dated as of July 10, 1996 among the Company and the individuals listed therein.
10.25!!	CTI Valoria option agreement dated of July 10, 1996 between the Company and the Societe Financiere Valoria SA.
10.26!!!	Term Loan Agreement dated as of October 22, 1996 between The First National Bank of Boston and the Registrant.
10.27***	Agreement and Plan of Merger dated as of August 13, 1997 among StemCells, Inc., the Registrant and CTI Acquisition Corp.
10.28***	Consulting Agreement dated as of September 25, 1997 between Dr. Irving Weissman and the Registrant.
10.29###	Letter Agreement among each of Dr. Irving Weissman and Dr. Fred H. Gage and the Registrant.
10.32****	StemCells, Inc. 1996 Stock Option Plan.
10.33****	1997 StemCells Research Stock Option Plan (the “1997 Plan”)
10.34****	Form of Performance-Based Incentive Option Agreement issued under the 1997 Plan.
10.35###	Employment Agreement dated as of September 25, 1997 between Dr. Richard M. Rose and the Registrant.
10.38[*]	Rights Agreement, dated as of July 27, 1998 between Bank Boston, N.A. as Rights Agent and the Registrant.
10.40$**	Consulting Services Agreement dated as of July 27, 1998, as amended December 19, 1998 between Dr. John J. Schwartz and the Registrant.
10.41$**	Letter Agreement dated as of December 19, 1998 between John J. Schwartz and the Registrant.
10.42$**	License Agreement dated as of October 27, 1998 between The Scripps Research Institute and the Registrant.
10.43$**	License Agreement dated as of October 27, 1998 between The Scripps Research Institute and the Registrant.
10.44$**	License Agreement dated as of November 20, 1998 between The Scripps Research Institute and the Registrant.
10.45$$**	Purchase Agreement and License Agreement dated as of December 29, 1999 between Neurotech S.A. and the Registrant.
10.46++++**	License Agreement dated as of June 1999 between The Scripps Research Institute and the Registrant.
10.47++++**	License Agreement dated as of June 1999 between The Scripps Research Institute and the Registrant.
10.48X	Form of Registration Rights Agreement dated as of July 31, 2000 between the Registrant and investors.
10.49X	Subscription Agreement dated as of July 31, 2000 between the Registrant and Millennium Partners, L.P.

Exhibit No.	Title or Description

10.50XXX	Common Stock Purchase Agreement, dated as of May 10, 2001, between the Registrant and Sativum Investments Limited.
10.51XXX	Escrow Agreement, dated as of May 10, 2001, among the Registrant, Sativum Investments Limited and Epstein, Becker & Green, P.C.
10.52XX	License Agreement, dated as of October 30, 2000, between the Registrant and NeuroSpheres Ltd.
10.53XX	Letter Agreement, dated January 2, 2001, between the Registrant and Martin McGlynn
10.54XX	Lease, dated February 1, 2001, between the Board of Trustees of Stanford University and the Registrant.
10.55XXX	Registration Rights Agreement, dated as of June 21, 2001, by and between the Registrant and Millennium Partners, L.P.
10.56XXX	Subscription Agreement, dated as of June 21, 2001, by and between the Registrant and Millennium Partners, L.P.
10.57$$$	2001 Equity Incentive Plan
10.58[**]	Subscription Agreement, dated as of December 4, 2001 between the Registrant and Riverview Group, L.L.C.
10.59[**]	Registration Rights Agreement, dated as of December 4, 2001 between the Registrant and Riverview Group, L.L.C.
10.60[**]	Agreement dated as of December 4, 2001 between the Registrant and Millennium Partners, L.P.
10.61[**]	Agreement dated as of December 4, 2001 among the Registrant, Millennium Partners, L.P. and Riverview Group, L.L.C.
10.62$$$$	Common Stock Purchase Agreement, dated as of August 23, 2002, between the Registrant and Triton West Group, Inc.
10.63&	Agreement, dated as of April 9, 2003, between the Registrant and Riverview Group, L.L.C.
10.64&&	Form of Registration Rights Agreement between the Registrant and Riverview Group, L.L.C.
10.65&&&	Securities Purchase Agreement, dated as of May 7, 2003, between the Registrant and Riverview Group, L.L.C.
10.66%	Securities Purchase Agreement dated as of December 9, 2003, between the Registrant and Riverview Group, L.L.C.
14.1	Code of Ethics
21X	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
23.2	Consent of Grant Thornton, LLP, Independent Certified Public Accountants.
31.1	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Martin McGlynn, Chief Executive Officer).
31.2	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (George Koshy, Acting Chief Financial Officer).
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Martin McGlynn, Chief Executive Officer).
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (George Koshy, Acting Chief Financial Officer)
99	Cautionary Factors Relevant to Forward-Looking Information
99.1XX	Side Letter, dated March 17, 2001, between the Company and Oleh S. Hnatiuk regarding NeuroSpheres License Agreement, dated October 30, 2000.

+	Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and filed on March 30, 1994.

++	Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, the Registrant’s Registration Statement on Form S-1, File No. 33-85494.

+++	Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, the Registrant’s Registration Statement on Form S-3, File No. 33-97272.

++++	Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, the Registrant’s Registration Statement on Form S-1, File No. 33-91228.

#	Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, the Registrant’s Annual Report on Form 10-K for fiscal year ended December 31, 1992 and filed March 30, 1993.

##	Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 and filed on May 14, 1994.

###	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 1997 and filed on March 30, 1998.

####	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 1999 and filed on April 17, 2000.

!	Previously filed with the Commission as an Exhibit to and incorporated by reference to, the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

!!	Previously filed with the Commission as an Exhibit to and incorporated by reference to, the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

!!!	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and filed on March 31, 1997.

!!!!	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

*	Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, Registration Statement on Form S-1, File No. 33-45739.

**	Confidential treatment requested as to certain portions. The term “confidential treatment” and the mark “**” as used throughout the indicated Exhibits mean that material has been omitted and separately filed with the Commission.

***	Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and filed on November 14, 1997.

****	Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, the Registrant’s Registration Statement on Form S-8, File No. 333-37313.

[*]	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s current report on Form 8-K filed on August 3, 1998.

[**]	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s current report on Form 8-K filed on December 7, 2001.

[***]	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s Amendment No. 1 to Registration Statement filed on Form S-3, File No. 333-83992.

$	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 1998 and filed on March 31, 1999.

$$	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s current report on Form 8-K on January 14, 2000.

$$$	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s definitive proxy statement filed May 1, 2001.

$$$$	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s current report on Form 8-K on August 28, 2002.

X	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s Registration Statement on Form S-1, File No. 333-45496.

XX	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and filed on April 2, 2001.

XXX	Previously filed with the Commission as an Exhibit to, and incorporate herein by reference to, the Registrant’s Registration Statement filed on Form S-1 as amended to Form S-3, File No. 333-61726.

XXXX	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s Registration Statement filed on Form S-3, File No. 333-75806.

&	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s current report on Form 8-K on April 15, 2003.

&&	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s current report on Form 8-K on May 13, 2003.

&&&	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s current report on Form 8-K on May 15, 2003.

%	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s current report on Form 8-K on December 10, 2003.