Form 10-K/A
period 2003-12-31
STEMCELLS INC
filed 2004-04-12
CIK 883975

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-19871

STEMCELLS, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-3078125 (I.R.S. Employer Identification No.)

3155 PORTER DRIVE, PALO ALTO, CA 94304

(Address of principal offices) (zip code)
Registrant’s telephone number, including area code: (650) 475 3100

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $.01 PAR VALUE
JUNIOR PREFERRED STOCK PURCHASE RIGHTS
Title of class

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is an accelerated filer as defined in Exchange Act Rule 126(2).Yes ☐ No ☒

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

DOCUMENTS INCORPORATED BY REFERENCE
EXPLANATORY NOTE
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT 23.2
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

     Common stock outstanding at March 17, 2004: 41,004,834 shares.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2004 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A are incorporated by reference in Part III of this report.

EXPLANATORY NOTE

     This Amendment on Form 10-K/A is being filed in order to amend Exhibit 23.2 of StemCells, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “Form 10-K”). The Form 10-K as filed with the Securities and Exchange Commission on April 6, 2004, included an incorrect form of the consent of the Company’s independent certified public accountants, which form was provided by such accountants. The attached Exhibit 23.2 hereby is substituted for the form of consent filed on April 6, 2004, as Exhibit 23.2 to the Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(3) Exhibits.

EXHIBIT NO.	TITLE OR DESCRIPTION
23.2	Consent of Grant Thornton LLP, Independent Certified Public Accountants.
31.1	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Martin McGlynn, Chief Executive Officer).
31.2	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (George Koshy, Acting Chief Financial Officer).
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Martin McGlynn, Chief Executive Officer)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (George Koshy, Acting Chief Financial Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEMCELLS, INC.
By:	/s/ MARTIN MCGLYNN
Martin McGlynn
PRESIDENT AND CHIEF EXECUTIVE OFFICER

Dated: April 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ MARTIN McGLYNN Martin McGlynn	President and Chief Executive Officer and Director (principal executive officer)	April 12, 2004
/s/ GEORGE KOSHY George Koshy	Controller and Acting Chief Financial Officer (principal accounting officer)	April 12, 2004
/s/ ERIC BJERKHOLT Eric Bjerkholt	Director	April 12, 2004
/s/ RICARDO B. LEVY PH.D. Ricardo B. Levy, Ph.D.	Director	April 12, 2004
/s/ ROGER PERLMUTTER, M.D. Roger Perlmutter, M.D.	Director	April 12, 2004
/s/ JOHN J. SCHWARTZ, PH.D. John J. Schwartz, Ph.D	Director, Chairman of the Board	April 12, 2004
/s/ IRVING L. WEISSMAN, M.D. Irving L. Weissman, M.D.	Director	April 12, 2004

EXHIBIT NO.	TITLE OR DESCRIPTION
23.2	Consent of Grant Thornton LLP, Independent Certified Public Accountants.
31.1	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Martin McGlynn, Chief Executive Officer).
31.2	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (George Koshy, Acting Chief Financial Officer).
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Martin McGlynn, Chief Executive Officer)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (George Koshy, Acting Chief Financial Officer)