Form 10-Q
period 2004-03-31
STEMCELLS INC
filed 2004-05-03
CIK 883975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2004	Commission File Number: 0-19871

STEMCELLS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-3078125 (I.R.S. Employer identification No)

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

Yes [  ] No [X]

At April 21, 2004, there were 41,037,966 shares of Common Stock, $.01 par value, issued and outstanding.

STEMCELLS, INC.

PART I - ITEM 1 - FINANCIAL STATEMENTS

STEMCELLS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,346,129	$13,081,703
Receivables	175,704	145,463
Other current assets	89,048	180,048

Total current assets	10,610,881	13,407,214
Property, plant and equipment, net	3,407,724	3,611,402
Other assets, net	2,743,526	2,767,798

Total assets	$16,762,131	$19,786,414

Liabilities, and stockholders’ equity
Current liabilities:
Accounts payable	$486,490	$454,434
Accrued expenses	952,936	1,041,150
Accrued wind-down expenses, current portion	728,661	789,000
Current maturities of capital lease obligations	238,333	237,084

Total current liabilities	2,406,420	2,521,668
Capital lease obligations, less current maturities	1,789,583	1,849,583
Deposits & other long-term liabilities	521,420	521,420
Accrued wind-down expenses, non-current portion	2,936,077	3,033,984
Deferred rent	803,101	896,201

Total liabilities	8,456,601	8,822,856
Stockholders’ equity:
Common stock, $.01 par value; 75,000,000 shares authorized; 41,037,608 and 40,998,858 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	410,375	409,988
Additional paid in capital	170,465,901	170,406,393
Accumulated deficit	(161,645,527)	(158,874,915)
Deferred compensation	(925,219)	(977,908)

Total stockholders’ equity	8,305,530	10,963,558

Total liabilities and stockholders’ equity	$16,762,131	$19,786,414

See accompanying notes to condensed consolidated financial statements.

PART I - ITEM 1 - FINANCIAL STATEMENTS

STEMCELLS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	March 31,
	2004	2003
Revenue:
Revenue from grants	$92,593	$56,250
Revenue from licensing agreements	500	2,703

Total revenue	93,093	58,953
Operating expenses:
Research and development	1,867,927	1,339,794
General and administrative	863,830	816,277
Wind-down expenses	130,569	252,725

Total operating expenses	2,862,326	2,408,796

Loss from operations	(2,769,233)	(2,349,843)
Other income (expense):
Interest income	49,127	2,107
Interest expense	(49,495)	(53,579)
Other (expense)	(1,011)	(8,177)

Total other income (expense)	(1,379)	(59,649)

Net loss	(2,770,612)	(2,409,492)
Deemed dividend	—	320,001

Net loss applicable to common stockholders	($2,770,612)	($2,729,493)

Net loss per share applicable to common stockholders; basic and diluted	$(0.07)	$(0.10)
Weighted average shares used to compute net loss per share applicable to common stockholders; basic and diluted	41,010,068	26,943,019

See accompanying notes to condensed consolidated financial statements.

PART I - ITEM 1 - FINANCIAL STATEMENTS

STEMCELLS, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net loss	($2,770,612)	($2,409,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	254,835	253,061
Amortization (recovery) of deferred compensation	15,095	(10,142)
Stock-based compensation expense	106,130	107,073
Changes in operating assets and liabilities:
Accrued interest receivable	(235)	2,950
Receivables	(30,006)	(68,351)
Other current assets	91,000	(168,318)
Other assets, net	—	(396,519)
Accounts payable and accrued expenses	(56,158)	114,977
Accrued wind-down expenses	(158,247)	—
Deferred rent	(93,100)	(35,851)

Net cash used in operating activities	(2,641,298)	(2,610,612)

Cash flows from investing activities:
Purchase of property, plant and equipment	(26,885)	(73,660)

Net cash used in investing activities	(26,885)	(73,660)

Cash flows from financing activities:
Proceeds (expense) from issuance of common stock, net	(8,641)	53,602
Principal payments under capitalized lease obligations	(58,750)	(56,250)

Net cash used in financing activities	(67,391)	(2,648)

Decrease in cash and cash equivalents	(2,735,574)	(2,686,920)
Cash and cash equivalents, beginning of period	13,081,703	4,236,367

Cash and cash equivalents, end of period	$10,346,129	$1,549,447

Supplemental disclosure of cash flow information:
Interest paid	$49,495	$53,579

See accompanying notes to condensed consolidated financial statements.

PART I - ITEM 1. - FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2004 and 2003

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

          The accompanying unaudited, condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2004.

          The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required for complete financial statements in accordance with accounting principles generally accepted in the United States of America. For the complete financial statements, refer to the audited financial statements and footnotes thereto as of December 31, 2003, included on Form 10-K.

          The Company has incurred significant operating losses and negative cash flows since inception. It has not achieved profitability and may not be able to realize sufficient revenues to achieve or sustain profitability in the future. The Company has very limited liquidity and capital resources and must soon obtain significant additional capital resources in order to sustain its product development efforts, acquisition of technologies and intellectual property rights, preclinical and clinical testing of anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities, general and administrative expenses and other working capital requirements. The Company relies on cash balances and proceeds from equity and debt offerings, proceeds from the transfer or sale of intellectual property rights, equipment, facilities or investments, and government grants and funding from collaborative arrangements, if obtainable, to fund its operations. Unless the Company obtains additional capital to sustain its operations on a longer-term basis, these conditions may raise doubt about its ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Reclassifications

          Certain amounts reported in previous periods have been reclassified to conform to the 2004 presentation.

Use of Estimates

          The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates. Significant estimates include the accrued wind-down expenses.

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

	Three months ended
	March 31,
	2004	2003
Net loss applicable to common stockholders	$(2,770,612)	$(2,729,493)
Weighted average shares used in computing net loss per share applicable to common stockholders, basic and diluted.	41,010,058	26,943,019
Net loss per share applicable to common stockholders, basic and diluted.	$(0.07)	$(0.10)

The Company has excluded outstanding stock options, warrants and convertible securities from the calculation of diluted loss per common share because all such securities are anti-dilutive for all applicable periods presented. These outstanding securities consist of the following potential common shares:

	Three months ended
	March 31,
	2004	2003
Outstanding options	5,072,389	4,608,490
Outstanding warrants	2,101,074	1,276,381
Total	7,173,463	5,884,871

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

          For purposes of disclosures pursuant to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” (SFAS 148), the estimated fair value of options is amortized to expense over the options’ vesting period. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation:

	Three months ended March 31,
	2004	2003
Net loss applicable to common stockholders – as reported	$(2,770,612)	$(2,729,493)

	Three months ended March 31,
	2004	2003
Add: Stock-based employee/director compensation expense included in reported net loss	38,728	67,250
Deduct: Total stock-based employee/director compensation expense under the fair value based method for all awards	(241,661)	(230,349)
Net loss applicable to common stockholders – proforma	$(2,973,545)	$(2,892,592)
Basic and diluted net loss per share applicable to common stockholders as reported	$(0.07)	$(0.10)
Basic and diluted net loss per share applicable to common stockholders – pro forma	$(0.07)	$(0.11)
Shares used in basic and diluted loss per share applicable to common stockholder amounts	41,010,068	26,943,019

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

Revenue Recognition

          Revenues from collaborative agreements and grants are recognized as earned upon either the incurring of reimbursable expenses directly related to the particular research plan or the completion of certain development milestones as defined within the terms of the collaborative agreement. Payments received in advance of research performed are designated as deferred revenue. Fees associated with substantive at risk, performance-based milestones are recognized as revenue upon their completion, as defined in the respective agreements. Incidental assignment of technology rights is recognized as revenue at the time of receipt.

NOTE 2. LEASES

          The Company had undertaken direct financing transactions with the State of Rhode Island and received proceeds from the issuance of industrial revenue bonds totaling $5,000,000 to finance the construction of a pilot manufacturing facility related to its former encapsulated cell technology. The related leases are structured such that lease payments will fully fund all semiannual interest payments and annual principal payments through maturity in August 2014. Interest rates vary with the respective bonds’ maturities, ranging from 5.1% to 9.5%. The outstanding principal at March 31, 2003 was approximately $2,028,000. The bonds contain certain restrictive covenants, which limit among other things, the payment of cash dividends and the sale of the related assets.

          The Company entered into a fifteen-year lease for a laboratory facility in connection with a sale and leaseback arrangement in 1997. The lease has escalating rent payments and accordingly, the Company is recognizing rent expense on a straight-line basis. At December 31, 2003 and March 31, 2004, the Company had deferred rent liability for this facility of $1,147,000 and $1,155,000 respectively; the deferred rent liability is presented as part of the wind-down accrual.

          Although the Company previously discontinued activities relating to encapsulated cell technology, the Company remains obligated under the leases for the pilot manufacturing facility and the laboratory facility. The

Company has succeeded in subleasing the pilot manufacturing facility and part of the laboratory facility. The aggregate income received by the Company is significantly less than the Company’s aggregate obligations under the leases, and the Company’s continued receipt of rental income is dependent on the financial ability of the occupants to comply with their obligations under the subleases. As part of a subleasing agreement for the laboratory facility, the Company was required to provide the landlord with two letters of credit: one for $106,560, which expired on March 31, 2003, and the other for $159,000 which will automatically decrease to $106,053 on March 15, 2005 and $52,947 on March 15, 2006, with a final expiration date of March 31, 2007. The Company continues to seek to sublet the vacant portions of the Rhode Island facilities, to assign or sell its interests in all of these properties, or to otherwise arrange for the termination of its obligations under the lease obligations on these facilities. There can be no assurance, however, that the Company will be able to dispose of these properties in a reasonable time, if at all, or to terminate its lease obligations without the payment of substantial consideration.

          As of February 1, 2001, the Company entered into a 5-year lease for a 40,000 square foot facility located in the Stanford Research Park in Palo Alto, CA. The facility includes space for animals, laboratories, offices, and a GMP (Good Manufacturing Practices) suite. GMP facilities can be used to manufacture materials for clinical trials. On December 19, 2002 the Company negotiated an amendment to the lease, which resulted in reducing the average annual rent over the remaining term of the lease from approximately $3.7 million to $2.0 million. As part of the amendment the Company issued a letter of credit on January 2, 2003 for $503,079, which was an addition to the letter of credit in the amount of $275,000 issued at commencement of the lease, to serve as a deposit for the duration of the lease. As the lease involved an upfront payment as well as escalating rent payments, the Company is recognizing rent expense on a straight-line basis. At March 31, 2004, the Company had $803,101 in deferred rent liability for this facility. In 2001 and 2002, the Company entered into space-sharing agreements currently covering in total approximately 15,000 square feet of the 40,000 square foot facility. The Company expects to receive the amount of base rent plus the proportionate share of the operating expenses that it pays for such space over the term of these agreements.

NOTE 3. WIND-DOWN OF ENCAPSULATED CELL TECHNOLOGY RESEARCH AND DEVELOPMENT PROGRAM

          In 1999, in connection with exiting its former corporate headquarters and encapsulated cell technology facilities, the Company created a reserve for the estimated lease payments and operating expenses of the Rhode Island facilities through June 30, 2000, when it expected to fully sublease, assign or sell its remaining interests in the property. The Company did not fully sublet the Rhode Island facilities as expected and therefore made a change in estimate in June 2000 to accrue additional expenses of $3,327,000 to cover operating lease payments and operating expenses (including utilities, taxes, insurance, maintenance, interest and other non-employee expenses) through 2001. At December 31, 2001, the $3,327,000 reserve was exhausted and the Company recorded an additional reserve of $575,000. This reserve was based on information provided by the Company’s broker/realtor that estimated, based on assumptions relevant to the real estate market conditions as of the end of 2001, the time it would be likely to take until the facility would be fully sub-leased. In 2002, the Company incurred $964,000 in lease payments and operating expenses, net of subtenant income for this facility, of which $575,000 was recorded against the reserve created at the end of 2001 and the remainder recorded as wind-down expenses. At the end of December 2002, based on an analysis of the real estate market conditions at that time, the Company revised the reserve to $775,000. In 2003 the Company incurred $984,000 in lease payments and operating expenses, net of subtenant income for this facility of which $775,000 was recorded against the reserve and the remainder recorded as wind-down expenses. After considering various factors such as the Company’s experience in subleasing the facility since exiting the facility in 1999, its lease payments through to the end of the lease, facility operating expenses, the current real estate market in Rhode Island, and estimated subtenant income based on occupancy both actual and projected occupancy, the Company revised the reserve at December 31, 2003 to $2,676,000. For the December 31, 2003 financial statement presentation, the deferred rent of $1,147.000 (see NOTE 2) related to this facility was included in the wind-down accrual shown on the balance sheet. For the three months ending March 31, 2004 the Company recorded $296,000 against the reserve. At March 31, 2004 the Company re-evaluated its estimate and adjusted the reserve to $2,510,000 by recording an additional $130,000 as wind-down expenses. For the March 31, 2004 financial statement presentation, the total accrued wind-down expenses (current portion and non-current portion) of $3,665,000, represents the total of the deferred rent related to this facility of $1,155.000 and the reserve of $2,510,000. Even though it is the intent of the Company to sublease, assign or sell its interests in the facility at the earliest possible time, it cannot determine with certainty a fixed date by which such events will occur. In light of this uncertainty, based on estimates, the Company will periodically re-evaluate and adjust the reserve, as necessary.

NOTE 4. GRANTS

          On September 30, 2001, the Company was awarded a four-year, $225,000 per year grant from the National Institute of Diabetes & Digestive & Kidney Disorders of the National Institutes of Health for the Company’s liver stem cell program which focuses on identifying liver stem and progenitor cells for the treatment of liver diseases. The grant is subject to the availability of funds and satisfactory progress of the project. For this award, the Company has recognized revenue of $56,250 in 2001, $225,000 for 2002 and $112,500 for 2003. The Company does not intend to draw further funds from this grant since it will no longer pursue the particular research it covered. In September 2003 the Company was awarded a one year, $342,000, Small Business Innovation Research grant from the National Institute of Neurological Disease and Stroke (NINDS), to further its work in the treatment of spinal cord injuries. For this award, the Company has recognized revenue of $143,000 in 2003, and $92,000 for the quarter ended March 31, 2004. The remaining $107,000 will go towards reimbursing a subcontractor.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion of our financial condition and the results of our operations for the three-month periods ended March 31, 2004 and 2003 should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related footnotes thereto.

          This report includes forward-looking statements. You can identify these statements by forward-looking words such as “may,” “could,” “will,” “possibly,” “expect,” “anticipate,” “project,” “promising,” “believe,” “estimate,” “continue” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition, or state other “forward-looking” information. These forward-looking statements include, for example, all statements as to expectation or belief and statements as to our future results of operations, the progress of our research, product development and clinical programs, the need for, and timing of, additional capital and capital expenditures, partnering prospects, costs of manufacture of products, the protection of and the need for additional intellectual property rights, effects of regulations, the need for additional facilities and potential market opportunities. We believe that it is important to communicate our future expectations to our investors. However, there will be events in the future that we have not been able to accurately predict or control and that may cause our actual results to differ materially from those discussed. For example, failure to obtain a corporate partner or partners to support the development of our stem cell programs, inability to sell, assign or sublease our interest in our facilities related to our former encapsulated cell technology program, risks of delays in, or adverse results from, our research, development and clinical testing programs, obsolescence of our technology, lack of available funding, contaminations at our facilities, changes in the pharmaceutical or biotechnology industries, competition from third parties, intellectual property rights of third parties, failure of our collaborators to perform, regulatory constraints, litigation, changes in government regulations or general economic or market conditions and other risks could all have significant effects on our results. These factors should be considered carefully and readers should not place undue reliance on our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of the events described in the “Cautionary Factors Relevant to Forward Looking Information” and “Business” sections included in our Form 10-K report as of December 31, 2003 could harm our business, operating results and financial condition. All forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements and risk factors contained or referred to herein.

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

          Since 2001, we have entered into a number of financing arrangements including an equity line (which has now expired) from which we drew $4.6 million; sale of 1 million shares of common stock for $1.1 million; sale of 4 million shares of common stock for $6.5 million; issuance of convertible preferred stock for $5 million (all of which has now been converted), and sales of 5 million shares of common stock for a total of $9.5 million. (See “Liquidity and Capital Resources” below for further detail on each of these transactions.)

          In the last quarter of 2002, we implemented a cost reduction program, reducing our workforce and budget in order to concentrate all our resources on our primary goal, which is to evaluate the potential of using our stem and progenitor cells to treat or even cure some of the world’s most debilitating diseases. In 2003, studies were conducted at the Stanford University laboratory of Dr. William Mobley and at our own laboratories in mice designed to model Batten Disease, a set of several closely related genetic lysosomal storage disorders caused by a deficiency of specific enzymes required for normal cell metabolism. The deficiency results in storage of toxic waste materials and the death of certain neurons. Batten Disease primarily affects infants and young children, and is fatal. In the studies, our proprietary human neural stem cells were transplanted into the mice, resulting in widespread engraftment, persistent production of the enzyme that is deficient in the disease, reduction in the toxic waste material and preliminary indications of improved neuronal survival. Based on these results, we embarked upon a plan to file our first IND with the Food and Drug Administration in the first quarter of 2005, in order to begin a clinical trial in Batten Disease. This will entail an increase in expenditures for both internal and external resources and will require the acquisition of additional capital in order to carry out the clinical trial.

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

CRITICAL ACCOUNTING POLICIES

          We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Use of Estimates

          The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates. The significant estimates include the accrued wind-down expenses.

Stock-Based Compensation

          As permitted by the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” and Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” our employee stock option plan is accounted for under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” We grant qualified stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. In accordance with APB 25, we recognize no compensation expense for qualified stock option grants. We also issue non-qualified stock options for a fixed number of shares to employees with an exercise price less than the fair market value of the shares at the date of grant. When such options vest, we recognize the difference between the exercise price and fair market value as compensation expense in accordance with APB 25. Note 11 of the Notes to the Consolidated Financial Statements, included in our Annual Report on Form 10K, describes our equity compensation plans, and Note 1 of the Notes to the Condensed Consolidated Financial Statements elsewhere in this report contains a summary of the pro forma effects to reported net loss and loss per share for the three months ended March 31, 2004 and 2003 as if we had elected to recognize compensation cost based on the fair value of the options granted at grant date, as prescribed by SFAS No. 123. We account for certain stock options granted to non-employees in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) 96-18 — accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods or services, and accordingly, we recognize as expense the estimated fair value of such options as calculated using the Black-Scholes valuation model, and as re-measured during the service period. Fair value is determined using methodologies allowable by SFAS No. 123. The cost is amortized over the vesting period of each option or the recipient’s contractual arrangement, if shorter.

Long-Lived Assets

          We adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” at the beginning of 2002. As permitted by the transition rules of SFAS No. 144, long-lived assets classified as held for sale as a result of activities that were initiated prior to this Statement’s initial application shall continue to be accounted for in accordance with SFAS No. 121. If, however, the criteria for classifying long-lived assets held for sale under SFAS No. 144 were not met by the end of the fiscal year in which this Statement is initially applied, the related long-lived assets were to be reclassified as held and used. At December 31, 2002, the criteria under SFAS No. 144 for classifying the Company’s long-lived assets held for sale were not met and accordingly, such assets were reclassified as held and used on the balance sheet.

          We routinely evaluate the carrying value of its long-lived assets. We record impairment losses on long-lived assets used in operations when events and circumstances indicate that assets may be impaired and the undiscounted cash flows estimated to be generated by the assets are less than the carrying amount of those assets. If an impairment exists, the charge to operations is measured as the excess of the carrying amount over the fair value of the assets.

Research and Development Costs

          We expense all research and development costs as incurred. Research and Development costs include costs of personnel, external services, supplies, facilities and miscellaneous other costs.

Wind-down and Exit Costs

          In connection with the wind-down of our former encapsulated cell technology operations, its research and manufacturing operations in Lincoln, Rhode Island, and the relocation of its remaining research and development activities and corporate headquarters to California, in October 1999, the Company provided a reserve for its estimate of the exit cost obligation in accordance with EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” As the lease for the Company’s former research facility in Rhode Island terminates in 2013, the Company will adjust its reserve on an ongoing basis by reevaluating its estimated costs to exit this facility. The estimates are based on assumptions and experience relevant to the real estate market conditions for the facility. Such re-evaluation will include lease payments over the lease term, occupancy and sublease rental rates, and facility operating expenses. We are seeking to sublease, assign, sell or otherwise divest itself of our interest in the facility at the earliest possible time, but we cannot determine with certainty a fixed date by which such events will occur.

Results of Operations

Three months ended March 31, 2004 and 2003

          For the three months ended March 31, 2004, revenue from grants and licensing agreements totaled approximately $92,500 as part of the $342,000 Small Business Innovation Research grant from the National Institute of Neurological Disease and Stroke, and $500 in licensing revenue. For the three months ended March 31, 2003, revenue from grants and licensing agreements totaled approximately $59,000, which included $56,000 that is a part of the grant awarded by the National Institute of Diabetes & Digestive & Kidney Disorders of the National Institutes of Health, and $3,000 in licensing revenue. We do not intend to draw further funds from the National Institute of Diabetes & Digestive & Kidney Disorders grant since we will no longer pursue the particular research it covered.

          Research and development expenses totaled $1,868,000 for the three months ended March 31, 2004, compared with $1,340,000 for the same period in 2003. The increase of $528,000 or approximately 39% from 2003 to 2004 was primarily attributable to the expenditures required for toxicology studies, supplies, personnel and other external services in preparation for submitting our first IND (Investigational New Drug filing) to the FDA, to evaluate the safety and efficacy of our human neural stem cells as a treatment for Batten disease. At March 31,

2004, we had twenty-two full-time employees working in research and development and laboratory support services as compared to twenty at March 31, 2003.

          General and administrative expenses were $864,000 for the three months ended March 31, 2004, compared with $816,000 for the same period in 2003. The increase of $48,000 or 6%, from 2003 to 2004 was primarily attributable to the effect of external auditor fees incurred in the first quarter of 2004 as a result of the restatement of our prior year financials, an increase in Directors and Officers Insurance for the policy period covering the first three months of 2004 relative to the similar period in 2003, and an increase in other external services.

          In 1999, in connection with exiting our former research facility in Rhode Island, we created a reserve for the estimated lease payments and operating expenses related to it. The reserve has been re-evaluated and adjusted based on assumptions relevant to real estate market conditions and the estimated time until we could either fully sublease, assign or sell our remaining interests in the property. At December 31, 2003 the reserve was $2,676,000. For the three months ending March 31, 2004, expenses of $296,000 net of subtenant income was recorded against this reserve. At March 31, 2004 we re-evaluated the estimate and adjusted the reserve to $2,510,000 by recording an additional $130,000 as wind-down expenses. Wind-down expenses for the same period in 2003 were $253,000. Expenses for this facility will fluctuate based on changes in tenant occupancy rates and other operating expenses related to the lease. Even though it is our intent to sublease, assign, sell or otherwise divest ourselves of our interests in the facility at the earliest possible time, we cannot determine with certainty a fixed date by which such events will occur. In light of this uncertainty, based on estimates, we will periodically re-evaluate and adjust the reserve, as necessary.

          Interest income for the three months ended March 31, 2004 and 2003 was $49,000 and $2,000 respectively. The increase in interest income in 2004 was primarily attributable to a higher average investment balance. Interest expense for the three months ended March 31, 2004 and 2003 was $49,000 and $54,000 respectively. The decrease in interest expense in 2004 was attributable to lower outstanding debt and capital lease balances in 2004 compared to 2003.

          For the three months ended March 31, 2003, we recorded deemed dividends of $320,000. The deemed dividends were related to the 3% Cumulative Convertible Preferred Stock and included the accretion of common stock warrants, the beneficial conversion feature and the related issuance costs. There is no longer any preferred stock outstanding as all of the Company’s previously outstanding 3% and 6% cumulative convertible preferred stock, was converted to the Company’s common stock prior to the end of 2003.

Liquidity and Capital Resources

          Since our inception, we have financed our operations through the sale of common and preferred stock, the issuance of long-term debt and capitalized lease obligations, revenues from collaborative agreements, research grants and interest income.

          We had cash and cash equivalents totaling $10,346,000 at March 31, 2004. Cash equivalents are invested in US Treasuries with maturities of less than 90 days. We used $2,641,000 and $2,611,000 of cash for the three months ended March 31, 2004 and 2003 respectively, in our operating activities. The increase in cash used in 2004 in comparison to the same period in 2003 was primarily attributable to the expenses incurred in preparing to submit our first IND (Investigational New Drug filing) to the FDA, to evaluate the safety and efficacy of our human neural stem cells as a treatment for Batten disease. These expenses will increase as we approach the anticipated filing date in the first quarter of 2005.

          On December 10, 2003 the Company completed a $9.5 million financing transaction with Riverview Group L.L.C. (Riverview), through the sale of 5 million shares of common stock at a price of $1.90 per share. The closing price of the Company’s common stock on that date was $2.00 per share.

          Pursuant to a Stock Purchase Agreement dated May 7, 2003, we issued 4 million shares of our common stock to Riverview for $6.5 million, or $1.625 per share. On the date of the agreement, the price was above the trading price of our common stock, which closed at $1.43 per share on that date. We also agreed to issue a 2-year warrant to Riverview to purchase 1,898,000 shares of common stock at $1.50 per share. The exercise price is subject to adjustment for stock splits, dividends, distributions, reclassifications and similar events. The exercise price may be below the trading market price at the time of the exercise. In the event that certain conditions are met, including the closing sale price of the Common Stock remaining at or above $2.50 per share for 10 consecutive trading days, we may require Riverview to exercise the warrant with respect to any remaining warrant shares or relinquish the right to do so. We registered the resale of the purchased shares and the shares to be issued on exercise of the warrants.

          On August 23, 2002, pursuant to an agreement with Triton West Group, Inc.(Triton), we sold 1,028,038 shares of common stock for aggregate proceeds of $1,100,000, or approximately $1.07 per share.

          On December 4, 2001, we issued 5,000 shares of 3% Cumulative Convertible Preferred Stock to Riverview. We received total proceeds of $4,727,515 net of applicable fees and other associated costs. Riverview converted 1,000 of the preferred shares on December 7, 2001, at a conversion price of $2.00 per share of common stock, receiving 500,125 shares of common stock; 2,000 of the preferred shares on April 9, 2003, at $0.80 per share, receiving 2,521,042 shares of common stock; and the remaining 2,000 preferred shares on November 11, 2003, for 1,010,833 shares of the Company’s common stock, all inclusive of accrued dividends. As a result of the above transactions all of the 3% cumulative convertible preferred stock was fully converted into our common stock before the mandatory redemption date of December 4, 2003.

          On May 10, 2001, we entered into a common stock purchase agreement with Sativum Investments Limited for the potential future issuance and sale of up to $30,000,000 of our common stock, at our discretion and subject to restrictions and other obligations. We drew down $4,000,000, $118,000 and $441,000 before applicable fees in 2001, 2002 and 2003 respectively. The equity line terminated in January 2004.

          We continue to have outstanding obligations in regard to our former facilities in Lincoln, Rhode Island, including lease payments and operating costs of approximately $1,235,000 for 2004, net of subtenant income of $735,000. We have subleased a portion of these facilities and are actively seeking to sublease, assign or sell our remaining interests in these facilities. Failure to do so within a reasonable period of time will have a material adverse effect on our liquidity and capital resources.

          The following table summarizes our future contractual cash obligations (including both Rhode Island and California leases, but excluding interest income and sub-lease income):

		Payable in	Payable in	Payable in	Payable in	Payable in	Payable in
	Total	2004	2005	2006	2007	2008	2009 and beyond
Capital lease payments	$3,041,514	$317,352	$412,587	$401,289	$330,643	$243,507	$1,336,136
Operating lease payments	13,862,614	2,210,501	3,007,630	1,115,186	937,500	1,171,875	5,419,922

Total contractual cash obligations	$16,904,128	$2,527,853	$3,420,217	$1,516,475	$1,268,143	$1,415,382	$6,756,058

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

          We intend to pursue opportunities to obtain additional financing in the future through equity and debt financings, grants and collaborative research arrangements. The source, timing and availability of any future financing will depend principally upon market conditions, interest rates and, more specifically, on our progress in our exploratory, preclinical and future clinical development programs. Funding may not be available when needed — at all, or on terms acceptable to us. We currently expect our capital resources to be sufficient to fund our operations to the end of 2004. Lack of necessary funds may require us to delay, scale back or eliminate some or all of our research and product development programs and/or our capital expenditures or to license our potential products or technologies to third parties.

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

ITEM 4. CONTROLS AND PROCEDURES

          In response to the requirement of the Sarbanes-Oxley Act of 2002, as of the end of the period covered by this report, our chief executive officer and (acting) chief financial officer, along with other members of management, reviewed the effectiveness of the design and operation of our disclosure controls and procedures. Such controls and procedures are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the chief executive officer and acting chief financial officer have concluded that the Company’s disclosure controls and procedures are effective. During the most recent quarter, there were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, these controls of the Company, and no corrective actions were undertaken.

PART II - ITEM 1

LEGAL PROCEEDINGS

          One party has recently opposed two of our issued European patent cases. While we are confident that we will overcome the opposition, there is no guarantee that we will prevail. If we are unsuccessful in our defense of the opposed patents, all claimed rights in the opposed patents will be lost in Europe.

PART II – ITEM 2

CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

STEMCELLS, INC.
(name of Registrant)

April 27, 2004	/s/ George Koshy
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