Form 10-Q
period 2004-06-30
STEMCELLS INC
filed 2004-07-30
CIK 883975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2004	Commission File Number: 0-19871

STEMCELLS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	94-3078125

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	identification No)

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

Yes   | X |  No |   |

Indicate by check mark whether the registrant is an accelerated filer as defined in Exchange Act Rule 12b-2. Yes    |   |   No | X |

At July 23, 2004, there were 54,230,152 shares of Common Stock, $.01 par value, issued and outstanding.

STEMCELLS, INC.

PART I — ITEM 1 — FINANCIAL STATEMENTS

STEMCELLS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,022,133	$13,081,703
Receivables	68,683	145,463
Other current assets	146,226	180,048

Total current assets	26,237,042	13,407,214
Property, plant and equipment, net	3,215,226	3,611,402
Other assets, net	2,719,254	2,767,798

Total assets	$32,171,522	$19,786,414

Liabilities, and stockholders’ equity
Current liabilities:
Accounts payable	$531,851	$454,434
Accrued expenses	853,745	1,041,150
Accrued wind-down expenses, current portion	993,265	789,000
Current maturities of capital lease obligations	239,583	237,084

Total current liabilities	2,618,444	2,521,668
Capital lease obligations, less current maturities	1,729,583	1,849,583
Deposits & other long-term liabilities	521,420	521,420
Accrued wind-down expenses, non-current portion	2,848,638	3,033,984
Deferred rent	710,001	896,201

Total liabilities	8,428,086	8,822,856
Stockholders’ equity:
Common stock, $.01 par value; 125,000,000 shares authorized; 54,216,455 and 40,998,858 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	542,164	409,988
Additional paid in capital	189,042,458	170,406,393
Accumulated deficit	(164,948,174)	(158,874,915)
Deferred compensation	(893,012)	(977,908)

Total stockholders’ equity	23,743,436	10,963,558

Total liabilities and stockholders’ equity	$32,171,522	$19,786,414

See accompanying notes to condensed consolidated financial statements.

PART I — ITEM 1 — FINANCIAL STATEMENTS

STEMCELLS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenue:
Revenue from grants	—	$56,250	$92,593	$112,500
Revenue from licensing agreements	$5,837	4,047	6,336	6,750

Total revenue	5,837	60,297	98,929	119,250
Operating expenses:
Research and development	1,939,415	1,740,102	3,807,341	3,079,896
General and administrative	877,158	781,753	1,740,988	1,598,030
Wind-down expenses	467,574	220,878	598,143	473,603

Total operating expenses	3,284,147	2,742,733	6,146,472	5,151,529

Loss from operations	(3,278,310)	(2,682,436)	(6,047,543)	(5,032,279)
Other income (expense):
Interest income	27,283	9,103	76,410	11,211
Interest expense	(49,436)	(53,724)	(98,931)	(107,303)
Other income (expense)	(2,184)	14,397	(3,195)	6,219

Total other income (expense)	(24,337)	(30,224)	(25,716)	(89,873)

Net loss	(3,302,647)	(2,712,660)	(6,073,259)	(5,122,152)
Dividend to preferred stockholders	—	46,833	—	46,833
Deemed dividend	—	1,168,301	—	1,488,302

Net loss applicable to common stockholders	($3,302,647)	($3,927,794)	($6,073,259)	($6,657,287)

Net loss per share applicable to common stockholders; basic and diluted	($0.08)	($0.13)	($0.14)	($0.23)
Weighted average shares used to compute net loss per share applicable to common stockholders; basic and diluted	43,066,807	31,157,909	42,038,437	29,062,107

See accompanying notes to condensed consolidated financial statements.

PART I — ITEM 1 — FINANCIAL STATEMENTS

STEMCELLS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net loss	($6,073,259)	($5,122,152)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	508,098	504,402
Amortization of deferred compensation	10,442	186,413
Stock-based compensation expense	134,966	216,012
Changes in operating assets and liabilities:
Accrued interest receivable	(4,327)	(1,576)
Receivables	81,107	(55,059)
Other current assets	33,822	(70,783)
Other assets, net	—	(294,203)
Accounts payable and accrued expenses	(109,988)	349,304
Accrued wind-down expenses	18,919	—
Deferred rent	(186,200)	(27,128)

Net cash used in operating activities	(5,586,420)	(4,314,770)

Cash flows from investing activities:
Purchase of property, plant and equipment	(63,380)	(92,591)

Net cash used in investing activities	(63,380)	(92,591)

Cash flows from financing activities:
Proceeds from the exercise of stock options		1,578
Proceeds from issuance of common stock, net	18,707,730	6,816,271
Principal payments under capital lease obligations	(117,500)	(112,500)

Net cash provided by financing activities	18,590,230	6,705,349

Increase in cash and cash equivalents	12,940,430	2,297,988
Cash and cash equivalents, beginning of period	13,081,703	4,236,367

Cash and cash equivalents, end of period	$26,022,133	$6,534,355

Supplemental disclosure of cash flow information:
Interest paid	$98,931	$107,303

See accompanying notes to condensed consolidated financial statements

PART I — ITEM 1. — FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2004 and 2003

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The terms “StemCells”, the “Company”, “our”, “we” and “us” as used in this report refer to StemCells Inc. The accompanying unaudited, condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Results of operations for the three and six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2004.

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

     The Company has incurred significant operating losses and negative cash flows since inception. It has not achieved profitability and may not be able to realize sufficient revenues to achieve or sustain profitability in the future. While the Company’s available cash and cash equivalents are expected to finance currently planned activities into fiscal year 2006, the Company has limited capital resources and it will need to raise additional capital from time to time to sustain its product development efforts, acquisition of technologies and intellectual property rights, preclinical and clinical testing of anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities, general and administrative expenses and other working capital requirements. To fund its operations, the Company relies on cash balances, proceeds from equity and debt offerings, proceeds from the transfer or sale of intellectual property rights, equipment, facilities or investments, and on government grants and collaborative arrangements. The Company cannot be certain that such funding will be available when needed. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss applicable to common stockholders	$(3,302,647)	$(3,927,794)	$(6,073,259)	$(6,657,287)
Weighted average shares used in computing net loss per share applicable to common stockholders, basic and diluted.	43,066,807	31,157,909	42,038,437	29,062,107
Net loss per share applicable to common stockholders, basic and diluted.	$(0.08)	$(0.13)	$(0.14)	$(0.23)

The Company has excluded outstanding stock options, warrants and convertible securities from the calculation of diluted loss per common share because all such securities are anti-dilutive for all applicable periods presented. These outstanding securities consist of the following potential common shares:

	Outstanding at June 30,
	2004	2003
Convertible preferred stock	—	1,000,000
Outstanding options	5,095,389	4,604,578
Outstanding warrants	6,038,430	3,180,238
Total	11,133,819	8,784,816

Stock-Based Compensation

     The Company’s employee stock option plan is accounted for under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” The Company grants qualified stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. In these circumstances in accordance with APB 25, the Company recognizes no compensation expense for qualified stock option grants. The Company also issues non-qualified stock options for a fixed number of shares to employees with an exercise price less than the fair market value of the shares at the date of grant. When such options vest, the Company recognizes the difference between the exercise price and fair market value as compensation expense in accordance with APB 25.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2004	2004	2003
Net loss applicable to common stockholders – as reported	$(3,302,647)	$(3,927,794)	$(6,073,259)	$(6,657,287)
Add: Stock-based employee/director compensation expense included in reported net loss		63,250	38,728	130,500
Deduct: Total stock-based employee/director compensation expense under the fair value based method for all awards	(178,828)	(212,110)	(420,489)	(457,318)
Net loss applicable to common stockholders – proforma	$(3,481,475)	$(4,076,654)	$(6,455,020)	$(6,984,105)
Basic and diluted net loss per share applicable to common stockholders as reported	$(0.08)	$(0.13)	$(0.14)	$(0.23)
Basic and diluted net loss per share applicable to common stockholders – pro forma	$(0.08)	$(0.13)	$(0.15)	$(0.24)
Shares used in basic and diluted loss per share applicable to common stockholder amounts	43,066,807	31,157,909	42,038,437	29,062,107

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

NOTE 2. LEASES

     The Company had undertaken direct financing transactions with the State of Rhode Island and received proceeds from the issuance of industrial revenue bonds totaling $5,000,000 to finance the construction of a pilot manufacturing facility related to its former encapsulated cell technology. The related leases are structured such that lease payments will fully fund all semiannual interest payments and annual principal payments through maturity in August 2014. Interest rates vary with the respective bonds’ maturities, ranging from 5.1% to 9.5%. The outstanding principal at June 30, 2004 was approximately $1,969,000. The bonds contain certain restrictive covenants, which limit among other things, the payment of cash dividends and the sale of the related assets.

     The Company entered into a fifteen-year lease for a laboratory facility in connection with a sale and leaseback arrangement in 1997. The lease has escalating rent payments and accordingly, the Company is recognizing rent expense on a straight-line basis. At December 31, 2003 and June 30, 2004, the Company had deferred rent liability for this facility of $1,147,000 and $1,162,000 respectively; the deferred rent liability is presented as part of the wind-down accrual.

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

     As of February 1, 2001, the Company entered into a 5-year lease for a 40,000 square foot facility located in the Stanford Research Park in Palo Alto, CA. The facility includes space for animals, laboratories, offices, and a GMP (Good Manufacturing Practices) suite. GMP facilities can be used to manufacture materials for clinical trials. On December 19, 2002 the Company negotiated an amendment to the lease, which resulted in reducing the average annual rent over the remaining term of the lease from approximately $3.7 million to $2.0 million. As part of the amendment the Company issued a letter of credit on January 2, 2003 for $503,079, which was an addition to the letter of credit in the amount of $275,000 issued at commencement of the lease, to serve as a deposit for the duration of the lease. As the lease involved an upfront payment as well as escalating rent payments, the Company is recognizing rent expense on a straight-line basis. At June 30, 2004, the Company had $710,000 in deferred rent liability for this facility. In 2001 and 2002, the Company entered into space-sharing agreements currently covering in total approximately 15,000 square feet of the 40,000 square foot facility. The Company expects to receive the amount of base rent plus the proportionate share of the operating expenses that it pays for such space over the term of these agreements.

NOTE 3. WIND-DOWN OF ENCAPSULATED CELL TECHNOLOGY RESEARCH AND DEVELOPMENT PROGRAM

     In 1999, in connection with exiting its former corporate headquarters and encapsulated cell technology facilities, the Company created a reserve for the estimated lease payments and operating expenses of the Rhode Island facilities through June 30, 2000, when it expected to fully sublease, assign or sell its remaining interests in the property. The Company did not fully sublet the Rhode Island facilities as expected and therefore made a change in estimate in June 2000 to accrue additional expenses of $3,327,000 to cover operating lease payments and operating expenses (including utilities, taxes, insurance, maintenance, interest and other non-employee expenses) through 2001. At December 31, 2001, the $3,327,000 reserve was exhausted and the Company recorded an additional reserve of $575,000. This reserve was based on information provided by the Company’s broker/realtor that estimated, based on assumptions relevant to the real estate market conditions as of the end of 2001, the time it would be likely to take until the facility would be fully sub-leased. In 2002, the Company incurred $964,000 in lease payments and operating expenses, net of subtenant income for this facility, of which $575,000 was recorded against the reserve created at the end of 2001 and the remainder recorded as wind-down expenses. At the end of December 2002, based on an analysis of the real estate market conditions at that time, the Company revised the reserve to $775,000. In 2003 the Company incurred $984,000 in lease payments and operating expenses, net of subtenant income for this facility of which $775,000 was recorded against the reserve and the remainder recorded as wind-down expenses. After considering various factors such as the Company’s experience in subleasing the facility since exiting the facility in 1999, its lease payments through to the end of the lease, facility operating expenses, the current real estate market in Rhode Island, and estimated subtenant income based on both actual and projected occupancy, the Company revised the reserve at December 31, 2003 to $2,676,000. For the December 31, 2003 financial statement presentation, the deferred rent of $1,147,000 (see NOTE 2) related to this facility was included in the wind-down accrual shown on the balance sheet. For the six months ending June 30, 2004 the Company recorded $594,000 against the reserve. At March 31, 2004 and June 30, 2004 the Company re-evaluated its estimate and adjusted the reserve to $2,510,000 and $2,680,000 respectively, by recording an additional $130,000 at March 31, 2004 and $ 468,000 at June 30, 2004 as wind-down expenses. For the June 30, 2004 financial statement presentation, the total accrued wind-down expenses (current portion and non-current portion) of $3,842,000, represents the total of the deferred rent related to this facility of $1,162,000 and the reserve of $2,680,000. Even though it is the intent of the Company to sublease, assign or sell its interests in the facility at the earliest possible time, it cannot determine with certainty a fixed date by which such events will occur. In light of this uncertainty, based on estimates, the Company will periodically re-evaluate and adjust the reserve, as necessary.

Wind-down reserve

	Period covered
	January to March	April to June 30,
	31, 2004	2004
Accrued wind-down reserve at beginning of period	$2,676,000	$2,510,000
Less actual expenses recorded against estimated reserve for the period	(296,000)	(298,000)
Additional expense recorded to revise estimated reserve at period-end	130,000	468,000

Revised reserve at period-end	2,510,000	2,680,000
Add deferred rent at period end	1,155,000	1,162,000

Total accrued wind-down expenses at period-end (current and non current portion)	$3,665,000	$3,842,000

NOTE 4. GRANTS

     On September 30, 2001, the Company was awarded a four-year, $225,000 per year grant from the National Institute of Diabetes & Digestive & Kidney Disorders of the National Institutes of Health for the Company’s liver stem cell program which focuses on identifying liver stem and progenitor cells for the treatment of liver diseases. The grant is subject to the availability of funds and satisfactory progress of the project. For this award, the Company has recognized revenue of $56,250 in 2001, $225,000 for 2002 and $112,500 for 2003. The Company does not intend to draw further funds from this grant since it will no longer pursue the particular research it covered. In September 2003 the Company was awarded a one year, $342,000, Small Business Innovation Research grant from the National Institute of Neurological Disease and Stroke (NINDS), to further its work in the treatment of spinal cord injuries. For this award, the Company has recognized revenue of $143,000 in 2003, and $92,000 for the six months ended June 30, 2004. The remaining $107,000 will go towards reimbursing a subcontractor.

NOTE 5. STOCKHOLDERS’ EQUITY

     On June 16, 2004, the Company entered into a definitive agreement with institutional and other accredited investors with respect to the private placement of approximately 13,160,000 shares of its common stock at a purchase price of $1.52 per share, for gross proceeds of approximately $20,000,000. Investors also received warrants exercisable for five years to purchase approximately 3,290,000 shares of common stock at an exercise price of $1.90 per share. C.E. Unterberg, Towbin LLC (Unterberg) served as placement agent for the transaction. For acting as the Company’s placement agent, Unterberg received fees totaling $1,200,192, expense reimbursement of approximately $25,000 and a five year warrant to purchase 526,400 shares of the Company’s common stock at an exercise price of $1.89 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and the results of our operations for the three and six-month periods ended June 30, 2004 and 2003 should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related footnotes thereto.

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

     Since 2001, we have entered into a number of financing arrangements including an equity line (which has now expired) from which we drew $4.6 million; sale of 1 million shares of common stock for $1.1 million; sale of 4 million shares of common stock for $6.5 million; issuance of convertible preferred stock for $5 million (all of which has now been converted), sale of 5 million shares of common stock for a total of $9.5 million, and on June 16 2004, in our latest financing arrangement, the sale of 13.2 million shares for a total of $20 million before financing costs. (See “Liquidity and Capital Resources” below for further detail on each of these transactions.)

     We are concentrating all our resources on our primary goal, which is to evaluate the potential of using our stem and progenitor cells to treat or even cure some of the world’s most debilitating diseases. In 2003, studies were conducted at the Stanford University laboratory of Dr. William Mobley and at our own laboratories in mice designed to model Batten Disease, a set of several closely related genetic lysosomal storage disorders caused by a deficiency of specific enzymes required for normal cell metabolism. The deficiency results in storage of toxic waste materials and the death of certain neurons. Batten Disease primarily affects infants and young children, and is fatal. In the studies, our proprietary human neural stem cells were transplanted into the mice, resulting in widespread engraftment, persistent production of the enzyme that is deficient in the disease, reduction in the toxic waste material and preliminary indications of improved neuronal survival. Based on these results, we embarked upon a plan to file our first IND (Investigational New Drug filing) with the Food and Drug Administration in the first quarter of 2005, in order to begin a clinical trial in Batten Disease. This will entail an increase in expenditures for both internal and external resources and will require the acquisition of additional capital in order to carry out the clinical trial. Filing the IND will require a well-tested process for manufacturing the cell therapy product. Prior to IND filing, the Company is required to complete safety testing of the cell bank, pharmacology analysis, safety toxicology studies, and definitive arrangements with the clinical programs through which the trial will be conducted. We are proceeding on schedule with all of these.

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

Stock-Based Compensation

     As permitted by the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” and Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” our employee stock option plan is accounted for under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” We grant qualified stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. In these circumstances in accordance with APB 25, we recognize no compensation expense for qualified stock option grants. We also issue non-qualified stock options for a fixed number of shares to employees with an exercise price less than the fair market value of the shares at the date of grant. When such options vest, we recognize the difference between the exercise price and fair market value as compensation expense in accordance with APB 25. Note 11 of the Notes to the Consolidated Financial Statements, included in our Annual Report on Form 10K, describes our equity compensation plans, and Note 1 of the Notes to the Condensed Consolidated Financial Statements elsewhere in this report contains a summary of the pro forma effects to reported net loss and loss per share for the three and six months ended June 30, 2004 and 2003 as if we had elected to recognize compensation cost based on the fair value of the options granted at grant date, as prescribed by SFAS No. 123. We account for certain stock options granted to non-employees in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) 96-18 — accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods or services, and accordingly, we recognize as expense the estimated fair value of such options as calculated using the Black-Scholes valuation model, and as re-measured during the service period. Fair value is determined using methodologies allowable by SFAS No. 123. The cost is amortized over the vesting period of each option or the recipient’s contractual arrangement, if shorter.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2004 and 2003

     For the three months ended June 30, 2004, revenue from licensing agreements totaled approximately $6,000. For the three months ended June 30, 2003, revenue from grants and licensing agreements totaled approximately $60,000, which included $56,000 that is a part of the grant awarded by the National Institute of Diabetes & Digestive & Kidney Disorders of the National Institutes of Health, and $4,000 in licensing revenue. Beginning the third quarter of 2003 we did not draw further funds from the National Institute of Diabetes & Digestive & Kidney Disorders grant since we were no longer pursuing the particular research it covered.

     Research and development expenses totaled $1,939,000 for the three months ended June 30, 2004, compared with $1,740,000 for the same period in 2003. The increase of $199,000 or approximately 11% from 2003 to 2004 was primarily attributable to the expenditures required for toxicology studies, supplies, personnel and other external services in preparation for submitting our first IND (Investigational New Drug filing) to the FDA, to evaluate the safety and efficacy of our human neural stem cells as a treatment for Batten disease. At June 30, 2004, we had twenty-four full-time employees working in research and development and laboratory support services as compared to twenty at June 30, 2003.

     General and administrative expenses were $877,000 for the three months ended June 30, 2004, compared with $782,000 for the same period in 2003. The increase of $95,000 or 12%, from 2003 to 2004 was primarily attributable to an increase in costs related to the printing, mailing and filing of our annual report (Form 10-K) and proxy statement in 2004 as compared to 2003. The increase in this cost was attributable to the separate printing of our proxy statement and our Form 10-K, the cost of sending the materials by first-class mail and the effect of a greater number of shareholders in 2004 when compared to 2003.

     In 1999, in connection with exiting our former research facility in Rhode Island, we created a reserve for the estimated lease payments and operating expenses related to it. The reserve has been re-evaluated and adjusted based on assumptions relevant to real estate market conditions and the estimated time until we could either fully sublease, assign or sell our remaining interests in the property. At March 31, 2004 the reserve was $2,510,000. For the three months ending June 30, 2004, expenses of $298,000 net of subtenant income was recorded against this reserve. At June 30, 2004 we re-evaluated the estimate and adjusted the reserve to $2,680,000 by recording an additional $468,000 as wind-down expenses. Wind-down expenses for the same period in 2003 were $221,000. Expenses for this facility will fluctuate based on changes in tenant occupancy rates and other operating expenses related to the lease. Even though it is our intent to sublease, assign, sell or otherwise divest ourselves of our interests in the facility at the earliest possible time, we cannot determine with certainty a fixed date by which such events will occur. In light of this uncertainty, based on estimates, we will periodically re-evaluate and adjust the reserve, as necessary.

     Interest income for the three months ended June 30, 2004 and 2003 was $27,000 and $9,100 respectively. The increase in interest income in 2004 was primarily attributable to a higher average investment balance. Interest expense for the three months ended June 30, 2004 and 2003 was $49,000 and $54,000 respectively. The decrease in interest expense in 2004 was attributable to lower outstanding debt and capital lease balances in 2004 compared to 2003.

     For the three months ended June 30, 2003, we recorded deemed dividends of $1,168,000. The deemed dividends were related to the 3% cumulative convertible preferred stock and included the accretion of common stock warrants, the beneficial conversion feature and the related issuance costs. For the three months ended June 30, 2003, we recorded dividends of $47,000 which was paid in the form of common stock to our 6% cumulative convertible preferred stock holders. There is no longer any preferred stock outstanding as all of the Company’s previously outstanding 3% and 6% cumulative convertible preferred stock, was converted to the Company’s common stock prior to the end of 2003.

Six months ended June 30, 2004 and 2003

     For the six months ended June 30, 2004, revenue from grants and licensing agreements totaled approximately $99,000, which included $ 93,000 that is part of the $342,000 Small Business Innovation Research grant from the National Institute of Neurological Disease and Stroke, and $6,000 in licensing revenue. For the six months ended June 30, 2003, revenue from grants and licensing agreements totaled approximately $119,000, which included $112,000 that is a part of the grant awarded by the National Institute of Diabetes & Digestive & Kidney Disorders of the National Institutes of Health, and $7,000 in licensing revenue. Beginning the third quarter of 2003 we did not draw further funds from the National Institute of Diabetes & Digestive & Kidney Disorders grant since we were no longer pursuing the particular research it covered.

     Research and development expenses totaled $3,807,000 for the six months ended June 30, 2004, compared with $3,080,000 for the same period in 2003. The increase of $727,000 or approximately 24% from 2003 to 2004 was primarily attributable to the expenditures required for toxicology studies, supplies, personnel and other external services in preparation for submitting our first IND to the FDA, to evaluate the safety and efficacy of our human neural stem cells as a treatment for Batten disease. At June 30, 2004, we had twenty-four full-time employees working in research and development and laboratory support services as compared to twenty at June 30, 2003.

     General and administrative expenses were $1,741,000 for the six months ended June 30, 2004, compared with $1,598,000 for the same period in 2003. The increase of $143,000 or 9%, from 2003 to 2004 was primarily attributable to an increase in costs related to the printing, mailing and filing of our annual report (Form 10-K) and proxy statement in 2004 as compared to 2003. The increase in cost was attributable to the separate printing of our proxy statement and our Form 10-K and the effect of a greater number of shareholders in 2004 when compared to 2003 on these costs. The increase in general and administrative expenses was also partly attributable to the external auditor fees and other external services fees incurred in the first quarter of 2004 as a result of the restatement of our prior year financials.

     In 1999, in connection with exiting our former research facility in Rhode Island, we created a reserve for the estimated lease payments and operating expenses related to it. The reserve has been re-evaluated and adjusted based on assumptions relevant to real estate market conditions and the estimated time until we could either fully sublease, assign or sell our remaining interests in the property. At December 31, 2003 the reserve was $2,676,000. For the six months ending June 30, 2004, expenses of $594,000 net of subtenant income was recorded against this reserve. At June 30, 2004 we re-evaluated the estimate and adjusted the reserve to $2,680,000 by recording an additional $598,000 as wind-down expenses. Wind-down expenses for the same period in 2003 were $474,000. Expenses for this facility will fluctuate based on changes in tenant occupancy rates and other operating expenses related to the lease. Even though it is our intent to sublease, assign, sell or otherwise divest ourselves of our interests in the facility at the earliest possible time, we cannot determine with certainty a fixed date by which such events will occur. In light of this uncertainty, based on estimates, we will periodically re-evaluate and adjust the reserve, as necessary.

     Interest income for the six months ended June 30, 2004 and 2003 was $76,000 and $11,000 respectively. The increase in interest income in 2004 was primarily attributable to a higher average investment balance. Interest expense for the six months ended June 30, 2004 and 2003 was $99,000 and $107,000 respectively. The decrease in interest expense in 2004 was attributable to lower outstanding debt and capital lease balances in 2004 compared to 2003.

     For the six months ended June 30, 2003, we recorded deemed dividends of $1,488,000. The deemed dividends were related to the 3% cumulative convertible preferred stock and included the accretion of common stock warrants, the beneficial conversion feature and the related issuance costs. For the six months ended June 30, 2003, we recorded dividends of $47,000 which was paid in the form of common stock to our 6% cumulative convertible preferred stock holders. There is no longer any preferred stock outstanding as all of the Company’s previously outstanding 3% and 6% cumulative convertible preferred stock, was converted to the Company’s common stock prior to the end of 2003.

Liquidity and Capital Resources

     Since our inception, we have financed our operations through the sale of common and preferred stock, the issuance of long-term debt and capitalized lease obligations, revenues from collaborative agreements, research grants and interest income.

     We had cash and cash equivalents totaling $26,022,000 at June 30, 2004. Cash equivalents are invested in US Treasuries with maturities of less than 90 days. We used $5,586,000 and $4,315,000 of cash for the six months ended June 30, 2004 and 2003 respectively, in our operating activities. The increase in cash used in 2004 in comparison to the same period in 2003 was primarily attributable to the expenses incurred in preparing to submit our first IND to the FDA, to evaluate the safety and efficacy of our human neural stem cells as a treatment for Batten disease. These expenses will increase as we approach the anticipated filing date in the first quarter of 2005.

     On June 16, 2004, we entered into a definitive agreement with institutional and other accredited investors with respect to the private placement of approximately 13,160,000 shares of our common stock at a purchase price of $1.52 per share, for gross proceeds of approximately $20,000,000. Investors also received warrants exercisable for five years to purchase approximately 3,290,000 shares of common stock at an exercise price of $1.90 per share. C.E. Unterberg, Towbin LLC (Unterberg) served as placement agent for the transaction. For acting as our placement agent Unterberg, received fees totaling $1,200,192, expense reimbursement of approximately $25,000 and a five year warrant to purchase 526,400 shares of our common stock at an exercise price of $1.89 per share.

     On December 10, 2003 we completed a $9.5 million financing transaction with Riverview Group L.L.C. (Riverview), through the sale of 5 million shares of common stock at a price of $1.90 per share. The closing price of our common stock on that date was $2.00 per share.

     Pursuant to a Stock Purchase Agreement dated May 7, 2003, we issued 4 million shares of our common stock to Riverview for $6.5 million, or $1.625 per share. On the date of the agreement, the price was above the trading price of our common stock, which closed at $1.43 per share on that date. We also agreed to issue a 2-year warrant to Riverview to purchase 1,898,000 shares of common stock at $1.50 per share. The exercise price is subject to adjustment for stock splits, dividends, distributions, reclassifications and similar events. The exercise price may be below the trading market price at the time of the exercise. In the event that certain conditions are met, including the closing sale price of the Common Stock remaining at or above $2.50 per share for 10 consecutive trading days, we may require Riverview to exercise the warrant with respect to any remaining warrant shares or relinquish the right to do so. We registered the resale of the purchased shares and the shares to be issued on exercise of the warrants. On November 7, 2003 and November 11, 2003 Riverview exercised a total of 1,098,000 of these warrants at $1.50 by which, we received gross proceeds of $1,647,000.

     On August 23, 2002, pursuant to an agreement with Triton West Group, Inc. (Triton), we sold 1,028,038 shares of common stock for aggregate proceeds of $1,100,000, or approximately $1.07 per share.

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

     On May 10, 2001, we entered into a common stock purchase agreement with Sativum Investments Limited for the potential future issuance and sale of up to $30,000,000 of our common stock, at our discretion and subject to restrictions and other obligations. We drew down $4,000,000, $118,000 and $441,000 before applicable fees in 2001, 2002 and 2003 respectively. The equity line terminated in January of 2004.

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

     The following table summarizes our future contractual cash obligations (including both Rhode Island and California leases, but excluding interest income and sub-lease income):

							Payable in
		Payable in	Payable in	Payable in	Payable in	Payable in	2009 and
	Total	2004	2005	2006	2007	2008	beyond
Capital lease payments	$2,933,153	$208,991	$412,587	$401,289	$330,643	$243,507	$1,336,136
Operating lease payments	13,125,780	1,473,667	3,007,630	1,115,186	937,500	1,171,875	5,419,922

Total contractual cash obligations	$16,058,933	$1,682,658	$3,420,217	$1,516,475	$1,268,143	$1,415,382	$6,756,058

     We have incurred significant operating losses and negative cash flows since inception. We have not achieved profitability and may not be able to realize sufficient revenues to achieve or sustain profitability in the future. While our available cash and cash equivalents are expected to finance currently planned activities into fiscal year 2006, we have limited capital resources and we will need to raise additional capital from to time to time to sustain our product development efforts, acquisition of technologies and intellectual property rights, preclinical and clinical testing of anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities, general and administrative expenses and other working capital requirements. To fund our operations, we rely on cash balances, proceeds from equity and debt offerings, proceeds from the transfer or sale of intellectual property rights, equipment, facilities or investments, and on government grants and collaborative arrangements. We cannot be certain that such funding will be available when needed. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

     We intend to pursue opportunities to obtain additional financing in the future through equity and debt financings, grants and collaborative research arrangements. The source, timing and availability of any future financing will depend principally upon market conditions, interest rates and, more specifically, on our progress in our exploratory, preclinical and future clinical development programs. . Lack of necessary funds may require us to delay, scale back or eliminate some or all of our research and product development programs and/or our capital expenditures or to license our potential products or technologies to third parties.

     With the exception of operating leases for facilities, we have not entered into any off-balance sheet financial arrangements and have not established any special purpose entities. We have not guaranteed any debts or commitments of other entities or entered into any options on non-financial assets.

Nasdaq Listing Issues

     Our common stock is quoted on the Nasdaq SmallCap Market (the SmallCap Market). The Nasdaq Stock Market, Inc. (Nasdaq) may delist our common stock from the SmallCap Market if we fail to meet their continued listing requirements. The continued listing requirements of the SmallCap Market that are most significant to us are a minimum bid price of $1.00 per share and a minimum of $2,500,000 in stockholders’ equity. Our closing price per share and stockholders’ equity at June 30, 2004 were $1.53 and $23,743,436 respectively. The delisting of our common stock from the SmallCap Market could adversely affect the market price and market liquidity of our common stock. If we were delisted from the SmallCap Market, trading, if any, of our common stock would thereafter have to be conducted in the over-the-counter market on the “pink sheets” or, if available, the National Association of Securities Dealers “Electronic Bulletin Board.” In such an event, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock, which could further severely limit the market liquidity of our common stock and the ability of investors to trade our common stock.

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

PART II – ITEM 2

CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     On June 16, 2004, StemCells, Inc. entered into a definitive agreement with institutional and other accredited investors with respect to the private placement of 13,160,000 shares of its common stock at a purchase price of $1.52 per share, for gross proceeds of approximately $20,000,000. Investors also received warrants exercisable for five years to purchase 3,290,000 shares of common stock at an exercise price of $1.90 per share. C.E. Unterberg, Towbin LLC served as placement agent for the transaction, and received a five year warrant to purchase 526,400 shares of common stock at an exercise price of $1.89 per share and cash equal to 6% of the gross proceeds as its placement fee. The transaction described above was effected in reliance upon the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) on the basis that such transaction did not involve any public offering

     The Company intends to apply the net proceeds from the sale of the securities sold under the June 16, 2004 agreement for working capital and general corporate purposes, as well as in connection with selected acquisitions that may be considered in the future to expand its product and service offerings or for other strategic purposes.

PART II – ITEM 3

DEFAULTS UPON SENIOR SECURITIES

     None

PART II – ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 11, 2004, we held our Annual Meeting of Shareholders. John Schwartz, Ph.D. and Eric Bjerkholt, MBA, were re-elected to the Board as Class I directors, with terms expiring in 2007. The remaining members of the Board, whose terms continued after the Annual Meeting, are Ricardo Levy, Ph.D., Roger Perlmutter, M.D., Ph.D., Irving Weissman, M.D., and Martin McGlynn, President and CEO of StemCells. The shareholders also ratified the selection of Grant Thornton LLP as StemCells’ independent public accountants for the fiscal year ending December 31, 2004. In addition, the shareholders approved the amendment of the Company’s Certificate of Incorporation to increase the number of shares of Common Stock that the Company is authorized to issue from 75,000,000 to 125,000,000 shares; adopted the 2004 Equity Incentive Plan as set out in the Proxy Statement; and authorized the Company to issue, in connection with one or more capital raising transactions to finance the company, up to 30,000,000 shares of StemCells common stock, subject to the terms, conditions and limitations set out in the Proxy Statement.

     The number of proxies finally tabulated represented 37,108,686 of the 41,032,924 eligible shares, or 90.436 percent of eligible shares. The votes on each of the proposals were as follows:

		Authority
	For	Withheld	Against	Abstain
Election of John Schwartz, Ph.D., as director	36,418,060	690,626
Election of Eric Bjerkholt, as director	36,530,707	577,979
Ratification of Grant Thornton LLP as independent accountants for 2004	36,851,511		101,911	155,264
Increasing the number of authorized shares of common stock	35,655,325		1,371,537	81,824
Adoption of the 2004 Equity Incentive Plan	7,108,074		1,250,726	126,030
Authorization to issue shares in connection with raising capital	5,762,184		2,604,822	117,824

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

Exhibit 32.2 - Certification of George Koshy Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) REPORTS ON FORM 8-K

During the quarter ended June 30, 2004 we submitted the following reports on Form 8-K:

1)	On April 6, 2004 we filed a report on Form 8-K (Item 12) with respect to our results of operations for the quarter and fiscal year ended December 31, 2003, attaching a copy of a press release containing financial statements for such periods.

2)	On May 4, 2004 we filed a report on Form 8-K (Items 7 and 12) with respect to our results of operations for the quarter ended March 31, 2004, attaching a copy of a press release containing financial statements for such period.

3)	On June 17, 2004 we filed a report on Form 8-K (Items 5 and 7) to report that we had entered into a securities purchase agreement with a limited number of accredited investors pursuant to which we agreed to issue approximately 13,160,000 shares of common stock, together with warrants to purchase an additional 3,260,000 shares of common stock, for an aggregate purchase price of approximately $20,000,000, attaching a related press release.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEMCELLS, INC.

(name of Registrant)

July 29, 2004
/s/ George Koshy
George Koshy
Controller and Acting Chief Financial Officer (Duly authorized officer and principal accounting officer)

Exhibit Index

Exhibit 31.1 — Certification of Martin McGlynn under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 — Certification of George Koshy under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 — Certification of Martin McGlynn Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 — Certification of George Koshy Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002