Form 10-Q
period 2004-09-30
STEMCELLS INC
filed 2004-10-29
CIK 883975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2004	Commission File Number: 0-19871

STEMCELLS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	94-3078125

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	identification No)

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

Yes  [  ]  No  [X]

At October 25, 2004, there were 54,256,938 shares of Common Stock, $.01 par value, issued and outstanding.

STEMCELLS, INC.

PART I - ITEM 1 - FINANCIAL STATEMENTS

STEMCELLS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,141,313	$13,081,703
Receivables	72,484	145,463
Other current assets	218,977	180,048

Total current assets	23,432,774	13,407,214
Property, plant and equipment, net	3,447,496	3,611,402
Other assets, net	2,723,452	2,767,798

Total assets	$29,603,722	$19,786,414

Liabilities, and stockholders’ equity
Current liabilities:
Accounts payable	$1,293,181	$454,434
Accrued expenses	938,818	1,041,150
Accrued wind-down expenses, current portion	1,039,399	789,000
Current maturities of capital lease obligations	241,667	237,084

Total current liabilities	3,513,065	2,521,668
Capital lease obligations, less current maturities	1,667,917	1,849,583
Deposits & other long-term liabilities	521,420	521,420
Accrued wind-down expenses, non-current portion	3,873,750	3,033,984
Deferred rent	616,901	896,201

Total liabilities	10,193,053	8,822,856
Stockholders’ equity:
Common stock, $.01 par value; 125,000,000 shares authorized; 54,251,938 and 40,998,858 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	542,519	409,988
Additional paid in capital	189,021,644	170,406,393
Accumulated deficit	(169,285,774)	(158,874,915)
Deferred compensation	(867,720)	(977,908)

Total stockholders’ equity	19,410,669	10,963,558

Total liabilities and stockholders’ equity	$29,603,722	$19,786,414

See accompanying notes to condensed consolidated financial statements.

PART I - ITEM 1 - FINANCIAL STATEMENTS

STEMCELLS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue:
Revenue from grants	—	$29,389	$92,593	$141,889
Revenue from licensing agreements	$4,541	3,401	10,877	10,151

Total revenue	4,541	32,790	103,470	152,040
Operating expenses:
Research and development	2,075,025	1,444,219	5,882,366	4,524,115
General and administrative	904,104	782,835	2,645,092	2,380,865
Wind-down expenses	1,345,564	224,194	1,943,707	697,797

Total operating expenses	4,324,693	2,451,248	10,471,165	7,602,777

Loss from operations	(4,320,152)	(2,418,458)	(10,367,695)	(7,450,737)
Other income (expense):
Interest income	82,531	12,745	158,942	23,955
Interest expense	(46,093)	(50,198)	(145,025)	(157,501)
Other income (expense)	(53,886)	26,628	(57,081)	32,848

Total other income (expense)	(17,448)	(10,825)	(43,164)	(100,698)

Net loss	(4,337,600)	(2,429,283)	(10,410,859)	(7,551,435)
Dividend to preferred stockholders	—	—	—	46,833
Deemed dividend	—	169,968	—	1,658,270

Net loss applicable to common stockholders	($4,337,600)	($2,599,251)	($10,410,859)	($9,256,538)

Net loss per share applicable to common stockholders; basic and diluted	($0.08)	($0.08)	($0.23)	($0.30)
Weighted average shares used to compute net loss per share applicable to common stockholders; basic and diluted	54,232,231	33,824,249	46,132,704	30,666,932

See accompanying notes to condensed consolidated financial statements.

PART I — ITEM 1 — FINANCIAL STATEMENTS

STEMCELLS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net loss	($10,410,859)	($7,551,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	769,402	758,271
Amortization of deferred compensation	8,482	225,787
Stock-based compensation expense	174,650	296,206
Loss on disposal of fixed assets	50,045	—
Changes in operating assets and liabilities:
Accrued interest receivable	(20,566)	(209)
Receivables	93,545	(45,702)
Other current assets	(38,929)	(112,777)
Other assets, net	—	(277,866)
Accounts payable and accrued expenses	736,415	170,046
Accrued wind-down expenses	1,090,165	—
Deferred rent	(279,300)	(18,405)

Net cash used in operating activities	(7,826,950)	(6,556,084)

Cash flows from investing activities:
Purchase of property, plant and equipment	(581,194)	(180,498)
Acquisition of other assets	(15,000)	—

Net cash used in investing activities	(596,194)	(180,498)

Cash flows from financing activities:
Proceeds from the exercise of stock options	—	30,087
Proceeds from issuance of common stock, net	18,659,837	6,810,396
Principal payments under capital lease obligations	(177,083)	(170,417)

Net cash provided by financing activities	18,482,754	6,670,066

Increase (decrease) in cash and cash equivalents	10,059,610	(66,516)
Cash and cash equivalents, beginning of period	13,081,703	4,236,367

Cash and cash equivalents, end of period	$23,141,313	$4,169,851

Supplemental disclosure of cash flow information:
Interest paid	$145,025	$157,501
Supplemental schedule of non-cash investing activities:
Stock issued for licensing agreements	$15,000 [1]	$3,920 [2]

[1] Under the terms of a license agreement with the California Institute of Technology (Cal Tech), fees of $10,000 and $5,000 were due on the issuance of two patents to which StemCells holds a license from Cal Tech, payable in cash or stock at the Company’s choice. Company elected to pay the fees in stock and issued 9,535 unregistered shares to Cal Tech.

[2] Under the terms of an amended license agreement with the Oregon Health Sciences University (OHSU), 4,000 shares of stock were due to OHSU on execution of the amended agreement.

See accompanying notes to condensed consolidated financial statements

PART I — ITEM 1. — FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2004 and 2003

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The terms “StemCells”, the “Company”, “our”, “we” and “us” as used in this report refer to StemCells Inc. The accompanying unaudited, condensed consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Results of operations for the three and nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2004.

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

Reclassifications

     Certain amounts reported in previous periods have been reclassified to conform to the 2004 presentation. These reclassifications had no effect on operating or net income.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss applicable to common stockholders	$(4,337,600)	$(2,599,251)	$(10,410,859)	$(9,256,538)
Weighted average shares used in computing net loss per share applicable to common stockholders, basic and diluted.	54,232,231	33,824,249	46,132,704	30,666,932
Net loss per share applicable to common stockholders, basic and diluted.	$(0.08)	$(0.08)	$(0.23)	$(0.30)

The Company has excluded outstanding stock options, warrants and convertible securities from the calculation of diluted loss per common share because all such securities are anti-dilutive for all applicable periods presented. These outstanding securities consist of the following potential common shares:

	Outstanding at September 30,
	2004	2003
Convertible preferred stock	—	1,000,000
Outstanding options	6,222,389	4,537,436
Outstanding warrants	6,038,430	3,180,238

Total	12,260,819	8,717,674

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2004	2004	2003
Net loss applicable to common stockholders – as reported	$(4,337,600)	$(2,599,251)	$(10,410,859)	$(9,256,538)
Add: Stock-based employee/director compensation expense included in reported net loss	—	55,961	33,868	176,968
Deduct: Total stock-based employee/director compensation expense under the fair value based method for all awards	(168,124)	(200,643)	(588,613)	(657,961)
Net loss applicable to common stockholders – proforma	$(4,505,724)	$(2,743,933)	$(10,965,604)	$(9,737,531)
Basic and diluted net loss per share applicable to common stockholders as reported	$(0.08)	$(0.08)	$(0.23)	$(0.30)
Basic and diluted net loss per share applicable to common stockholders – pro forma	$(0.08)	$(0.08)	$(0.24)	$(0.32)
Shares used in basic and diluted loss per share applicable to common stockholder amounts	54,232,231	33,824,249	46,132,704	30,666,932

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

New Accounting Standards

     During March 2004, the Financial Accounting Standards Board (FASB) issued an exposure draft of a new standard entitled Share Based Payment, which would amend Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation, and SFAS No. 95, Statement of Cash Flows. Among other items, the new standard would require the expensing of stock options issued by the Company in the financial statements using a fair-value-based method. The new standard, as proposed, would be effective for fiscal years beginning after December 15, 2004. In October 2004, the Financial Accounting Standards Board decided that public companies will be required to expense employee stock options in periods (both interim and annual) beginning after June 15, 2005. Calendar-year companies will have to begin complying as of the third quarter of 2005.

Companies that have not already voluntarily adopted FAS 123 will be permitted, but not required, to restate earlier quarters in the year of adoption, using the FAS 123 values disclosed in their footnotes. Companies will also be permitted to restate all prior years presented, using their FAS 123 footnote values. FASB is encouraging companies to begin applying the new expensing requirements as of the beginning of 2005. A final standard still is expected in December 2004. See “Stock-based Compensation” above in this Note 1 for disclosures regarding the effect on net earnings and earnings per share if we had applied the fair value recognition provisions of the exposure draft and SFAS No. 123. Depending on the model used to calculate stock-based compensation expense in the future, that disclosure may not prove indicative of the stock-based compensation expense to be recognized in future financial statements.

NOTE 2. LEASES

     The Company had undertaken direct financing transactions with the State of Rhode Island and received proceeds from the issuance of industrial revenue bonds totaling $5,000,000 to finance the construction of a pilot manufacturing facility related to its former encapsulated cell technology. The related leases are structured such that lease payments will fully fund all semiannual interest payments and annual principal payments through maturity in August 2014. Interest rates vary with the respective bonds’ maturities, ranging currently from 8.1% to 9.5%. The outstanding principal at September 30, 2004 was approximately $1,910,000. The bonds contain certain restrictive covenants, which limit among other things, the payment of cash dividends and the sale of the related assets.

     The Company entered into a fifteen-year lease for a laboratory facility in connection with a sale and leaseback arrangement in 1997. The lease has escalating rent payments and accordingly, the Company is recognizing rent expense on a straight-line basis. At December 31, 2003 and September 30, 2004, the Company had deferred rent liability for this facility of $1,147,000 and $1,170,000 respectively; the deferred rent liability is presented as part of the wind-down accrual.

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

     As of February 1, 2001, the Company entered into a 5-year lease for a 40,000 square foot facility located in the Stanford Research Park in Palo Alto, CA. The facility includes space for animals, laboratories, offices, and a GMP (Good Manufacturing Practices) suite. GMP facilities can be used to manufacture materials for clinical trials. On December 19, 2002 the Company negotiated an amendment to the lease, which resulted in reducing the average annual rent over the remaining term of the lease from approximately $3.7 million to $2.0 million. As part of the amendment the Company issued a letter of credit on January 2, 2003 for $503,079, which was an addition to the letter of credit in the amount of $275,000 issued at commencement of the lease, to serve as a deposit for the duration of the lease. As the lease involved an upfront payment as well as escalating rent payments, the Company is recognizing rent expense on a straight-line basis. At September 30, 2004, the Company had $617,000 in deferred rent liability for this facility. In 2001 and 2002, the Company entered into space-sharing agreements currently covering in total approximately 15,000 square feet of the 40,000 square foot facility. The Company expects to receive the amount of base rent plus the proportionate share of the operating expenses that it pays for such space over the term of these agreements.

NOTE 3. WIND-DOWN OF ENCAPSULATED CELL TECHNOLOGY RESEARCH AND DEVELOPMENT PROGRAM

     In 1999, in connection with exiting its former corporate headquarters and encapsulated cell technology facilities, the Company created a reserve for the estimated lease payments and operating expenses of the Rhode Island facilities through June 30, 2000, when it expected to fully sublease, assign or sell its remaining interests in the property. The Company did not fully sublet the Rhode Island facilities as expected and therefore made a change in estimate in June 2000 to accrue additional expenses of $3,327,000 to cover operating lease payments and operating expenses (including utilities, taxes, insurance, maintenance, interest and other non-employee expenses) through 2001. At December 31, 2001, the $3,327,000 reserve was exhausted and the Company recorded an additional reserve of $575,000. This reserve was based on information provided by the Company’s broker/realtor that estimated, based on assumptions relevant to the real estate market conditions as of the end of 2001, the time it would be likely to take until the facility would be fully sub-leased. In 2002, the Company incurred $964,000 in lease payments and operating expenses, net of subtenant income for this facility, of which $575,000 was recorded against the reserve created at the end of 2001 and the remainder recorded as wind-down expenses. At the end of December 2002, based on an analysis of the real estate market conditions at that time, the Company revised the reserve to $775,000. In 2003 the Company incurred $984,000 in lease payments and operating expenses, net of subtenant income for this facility of which $775,000 was recorded against the reserve and the remainder recorded as wind-down expenses. After considering various factors such as the Company’s experience in subleasing the facility since exiting the facility in 1999, its lease payments through to the end of the lease, facility operating expenses, the current real estate market in Rhode Island, and estimated subtenant income based on both actual and projected occupancy, the Company revised the reserve at December 31, 2003 to $2,676,000. For the December 31, 2003 financial statement presentation, the deferred rent of $1,147,000 (see NOTE 2) related to this facility was included in the wind-down accrual shown on the balance sheet. For the nine months ending September 30, 2004 the Company recorded $876,000 against the reserve. At March 31, 2004, June 30, 2004 and September 30, 2004 the Company, as a result of its periodic review, re-evaluated its estimate and adjusted the reserve to $2,510,000, $2,680,000 and $3,743,000 respectively, by recording an additional $130,000 at March 31, 2004, $468,000 at June 30, 2004 and $1,345,000 at September 30, 2004 as wind-down expenses. The third quarter adjustment was substantially higher than those for the previous two quarters, due in significant part to the failure to secure an anticipated sublease and to recent deterioration in the Rhode Island real estate market. For the September 30, 2004 financial statement presentation, the total accrued wind-down expenses (current portion and non-current portion) of $4,913,000, represents the total of the deferred rent related to this facility of $1,170,000 and the reserve of $3,743,000. Even though it is the intent of the Company to sublease, assign or sell its interests in the facility at the earliest possible time, it cannot determine with certainty a fixed date by which such events will occur. In light of this uncertainty, based on estimates, the Company will periodically re-evaluate and adjust the reserve, as necessary.

Wind-down reserve

	Period covered
	January to	April to June 30,	July to September
	March 31, 2004	2004	30, 2004
Accrued wind-down reserve at beginning of period	$2,676,000	$2,510,000	$2,680,000
Less actual expenses recorded against estimated reserve during the period	(296,000)	(298,000)	(282,000)
Additional expense recorded to revise estimated reserve at period-end	130,000	468,000	1,345,000

Revised reserve at period-end	2,510,000	2,680,000	3,743,000
Add deferred rent at period end	1,155,000	1,162,000	1,170,000

Total accrued wind-down expenses at period-end (current and non current portion)	$3,665,000	$3,842,000	$4,913,000

NOTE 4. GRANTS

     On September 30, 2001, the Company was awarded a four-year, $225,000 per year grant from the National Institute of Diabetes & Digestive & Kidney Disorders of the National Institutes of Health for the Company’s liver stem cell program which focuses on identifying liver stem and progenitor cells for the treatment of liver diseases. The grant is subject to the availability of funds and satisfactory progress of the project. For this award, the Company has recognized revenue of $56,250 in 2001, $225,000 for 2002 and $112,500 for 2003. The Company does not intend to draw further funds from this grant since it will no longer pursue the particular research it covered. In September 2003 the Company was awarded a one year, $342,000, Small Business Innovation Research grant from the National Institute of Neurological Disease and Stroke (NINDS), to further its work in the treatment of spinal cord injuries. For this award, the Company has recognized revenue of $143,000 in 2003, and $92,000 for the nine months ended September 30, 2004. The remaining $107,000 will go towards reimbursing a subcontractor. In September 2004, the National Institutes of Health (NIH) awarded the Company a Small Business Technology Transfer grant of $464,000 for studies in Alzheimer’s disease, consisting of $308,000 for the first year and $156,000 for the remainder of the grant term, September 30, 2004 through March 31, 2006. The studies will be conducted by Dr. George A. Carlson of the McLaughlin research Institute (MRI) in Great Falls, Montana, which will receive approximately $222,000 of the total award. A multi-year grant was awarded by the NIH to the Reeve-Irvine Center at the University of California-Irvine to fund new studies by Drs. Aileen J. Anderson and Brian J. Cummings of the human central nervous system stem cell (hCNS-SC) grafts in the treatment of spinal cord injuries. The Company will not receive any funds from this grant, but will collaborate with Drs. Anderson and Cummings by providing its proprietary cells for the studies.

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

NOTE 6. SUBSEQUENT EVENTS

     On October 26, 2004, the Company entered into definitive agreements with institutional investors with respect to the registered direct placement of 7,500,000 shares of its common stock at a purchase price of $3.00 per share, for gross proceeds of $22,500,000. C.E. Unterberg, Towbin, LLC and Shoreline Pacific, LLC served as placement agents for the transaction. The Company sold these shares under a shelf registration statement previously filed with and declared effective by the U.S. Securities and Exchange Commission.

     On October 28, 2004, three holders of warrants issued as part of the June 16, 2004 financing arrangement, exercised their right to purchase an aggregate of 115,131 shares of the Company’s common stock at $1.90 per share. The Company issued 115,131 shares of its common stock and received proceeds of $218,750.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and the results of our operations for the three- and nine-month periods ended September 30, 2004 and 2003 should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related footnotes thereto.

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

     Since 2001, we have entered into a number of financing arrangements including an equity line (which has now expired) from which we drew $4.6 million; sale of 1 million shares of common stock for $1.1 million; sale of 4 million shares of common stock for $6.5 million; issuance of convertible preferred stock for $5 million (all of which has now been converted), sale of 5 million shares of common stock for a total of $9.5 million, and on June 16 2004, the sale of 13.2 million shares of common stock for a total of $20 million before financing costs. (See “Liquidity and Capital Resources” below for further detail on each of these transactions. See also Note 6, “Subsequent Events”).

     We are currently concentrating all our resources on our primary goal, which is to research, develop, and evaluate the potential of stem and progenitor cell technology to treat or cure some of the world’s most debilitating diseases. We have identified the human neural stem cell and candidate pancreas and liver stem or progenitor cells, and have issued patents and pending patent applications to protect our proprietary position. Our most advanced program is focused on the development of our human neural stem cells. To date, we have obtained pre-clinical proof of concept in various animal models including spinal cord injury, stroke, myelin disorders and neuronal ceroid lipofuscinoses (NCLs). In 2003, studies were conducted at the Stanford University laboratory of Dr. William Mobley and at our own laboratories in mice designed to model a specific form of NCL. The NCLs, which include Batten Disease, are a set of several closely related genetic lysosomal storage disorders caused by a deficiency of specific enzymes required for normal cell metabolism. The deficiency results in storage of toxic waste materials and the death of certain neurons. The NCLs primarily affect infants and young children, and are always fatal. In the studies, our proprietary human neural stem cells were transplanted into the mice, resulting in widespread engraftment, persistent production of the enzyme that is deficient in the disease, reduction in the toxic waste material and preliminary indications of improved neuronal survival. Based on these results, we embarked upon a plan to file our first IND (Investigational New Drug filing) with the Food and Drug Administration by the first quarter of 2005, in order to begin a clinical trial in Infantile and Late-Infantile NCL. (Since all of the NCLs are commonly referred to as Batten disease the term will be used in this report). Preparation for and conduct of the Batten disease clinical trial will entail an increase in expenditures for both internal and external resources and we shall probably require further infusions of capital from time to time in order to fund our clinical trials program. As part of the IND process, the FDA requires us to qualify the cell bank as a suitable source of the cells to be used in the proposed clinical trials to conduct extensive pre-clinical safety testing (i.e., pharmacology and toxicology studies) in various animal models and to submit, details of the proposed clinical plan. We remain on track to file our IND in the first quarter of 2005 we previously announced. There can be no assurance, however, that the FDA will approve our trial for Batten disease.

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

CRITICAL ACCOUNTING POLICIES

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Use of Estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates. The significant estimates include the accrued wind-down expenses related to our Rhode Island facilities.

Stock-Based Compensation

     As permitted by the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” and Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” our employee stock option plan is accounted for under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” We grant qualified stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. In these circumstances in accordance with APB 25, we recognize no compensation expense for qualified stock option grants. We also issue non-qualified stock options for a fixed number of shares to employees with an exercise price less than the fair market value of the shares at the date of grant. When such options vest, we recognize the difference between the exercise price and fair market value as compensation expense in accordance with APB 25. Note 11 of the Notes to the Consolidated Financial Statements, included in our Annual Report on Form 10K, describes our equity compensation plans, and Note 1 of the Notes to the Condensed Consolidated Financial Statements elsewhere in this report contains a summary of the pro forma effects to reported net loss and loss per share for the three and nine months ended September 30, 2004 and 2003 as if we had elected to recognize compensation cost based on the fair value of the options granted at grant date, as prescribed by SFAS No. 123. We account for certain stock options granted to non-employees in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) 96-18 — accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods or services, and accordingly, we recognize as expense the estimated fair value of such options as calculated using the Black-Scholes valuation model, and as re-measured during the service period. Fair value is determined using methodologies allowable by SFAS No. 123. The cost is amortized over the vesting period of each option or the recipient’s contractual arrangement, if shorter.

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

Wind-down and Exit Costs

     In connection with the wind-down of our former encapsulated cell technology operations, our research and manufacturing operations in Lincoln, Rhode Island, and the relocation of our remaining research and development activities and corporate headquarters to California, in October 1999, we provided a reserve for our estimate of the exit cost obligation in accordance with EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” As the lease for our former research facility in Rhode Island terminates in 2013, we will adjust our reserve on an ongoing basis by reevaluating our estimated costs to exit this facility. The estimates are based on assumptions and experience relevant to the real estate market conditions for the facility. Such re-evaluation will include lease payments over the lease term, occupancy and sublease rental rates, and facility operating expenses. We are seeking to sublease, assign, sell or otherwise divest itself of our interest in the facility at the earliest possible time, but we cannot determine with certainty a fixed date by which such events will occur.

RESULTS OF OPERATIONS

Three months ended September 30, 2004 and 2003

     For the three months ended September 30, 2004, revenue from licensing agreements totaled approximately $5,000. For the three months ended September 30, 2003, revenue from grants and licensing agreements totaled approximately $33,000, which included $30,000 that is part of the $342,000 Small Business Innovation Research grant from the National Institute of Neurological Disease and Stroke, and $3,000 in licensing revenue).

     Research and development expenses totaled $2,075,000 for the three months ended September 30, 2004, compared with $1,444,000 for the same period in 2003. The increase of $631,000 or approximately 44% from 2003 to 2004 was primarily attributable to the expenditures required for pre-clinical pharmacology and toxicology studies, supplies, personnel and other external services in preparation for submitting our first IND (Investigational New Drug filing) to the FDA, to evaluate the safety and efficacy of our human neural stem cells as a treatment for Batten disease. In addition, the increase reflects higher patent prosecution fees and costs than incurred in the same period in 2003. At September 30, 2004, we had twenty-five full-time employees working in research and development and laboratory support services as compared to twenty at September 30, 2003.

     General and administrative expenses were $904,000 for the three months ended September 30, 2004, compared with $783,000 for the same period in 2003. The increase of $121,000 or 15%, from 2003 to 2004 was primarily attributable to the cost of external services incurred in the evaluation of our internal control systems so as to meet the requirements of and be in compliance with the new Securities and Exchange Commission rules issued under section 404 of the Sarbanes-Oxley Act.

     In 1999, in connection with exiting our former research facility in Rhode Island, we created a reserve for the estimated lease payments and operating expenses related to it. The reserve has been re-evaluated and adjusted based on assumptions relevant to real estate market conditions and the estimated time until we could either fully sublease, assign or sell our remaining interests in the property. At June 30, 2004 the reserve was $2,680,000. For the three months ending September 30, 2004, expenses of $282,000 net of subtenant income was recorded against this reserve. At September 30, 2004 we re-evaluated the estimate and adjusted the reserve to $3,743,000 by recording an additional $1,345,000 as wind-down expenses. Wind-down expenses for the same period in 2003 were $224,000. Expenses for this facility will fluctuate based on changes in tenant occupancy rates and other operating expenses related to the lease. Even though it is our intent to sublease, assign, sell or otherwise divest ourselves of our interests in the facility at the earliest possible time, we cannot determine with certainty a fixed date by which such events will occur. In light of this uncertainty, based on estimates, we will periodically re-evaluate and adjust the reserve, as necessary.

     Interest income for the three months ended September 30, 2004 and 2003 was $83,000 and $13,000 respectively. The increase in interest income in 2004 was primarily attributable to a higher average investment balance. Interest expense for the three months ended September 30, 2004 and 2003 was $46,000 and $50,000 respectively. The decrease in interest expense in 2004 was attributable to lower outstanding debt and capital lease balances in 2004 compared to 2003.

     Other expenses net of other income for the three months ended September 30, 2004, was $54,000, consisting of a loss of $51,000 as result of writing off obsolete lab equipment and $3,000 in state franchise tax. For the three months ended September 30, 2003, other income net of other expenses was $27,000, consisting of income received from the leasing of equipment to subtenants amounting to $28,000 less $1,000 in state franchise tax

     For the three months ended September 30, 2003, we recorded deemed dividends of $170,000. The deemed dividends were related to the 3% cumulative convertible preferred stock and included the accretion of common stock warrants, the beneficial conversion feature and the related issuance costs. There is no longer any preferred stock outstanding as all of the Company’s previously outstanding 3% and 6% cumulative convertible preferred stock, was converted to the Company’s common stock prior to the end of 2003.

Nine months ended September 30, 2004 and 2003

     For the nine months ended September 30, 2004, revenue from grants and licensing agreements totaled approximately $103,000, which included $93,000 that is part of the $342,000 Small Business Innovation Research grant from the National Institute of Neurological Disease and Stroke, and $10,000 in licensing revenue. For the nine months ended September 30, 2003, revenue from grants and licensing agreements totaled approximately $152,000, which included $112,000 that is a part of the grant awarded by the National Institute of Diabetes & Digestive & Kidney Disorders of the National Institutes of Health, $30,000 that is part of the $342,000 Small Business Innovation Research grant from the National Institute of Neurological Disease and Stroke, and $10,000 in licensing revenue. Beginning the third quarter of 2003 we did not draw further funds from the National Institute of Diabetes & Digestive & Kidney Disorders grant since we were no longer pursuing the particular research it covered.

     Research and development expenses totaled $5,882,000 for the nine months ended September 30, 2004, compared with $4,524,000 for the same period in 2003. The increase of $1,358,000 or approximately 30% from 2003 to 2004 was primarily attributable to the expenditures required for pre-clinical pharmacology and toxicology studies, supplies, personnel and other external services in preparation for submitting our first IND to the FDA, to evaluate the safety and efficacy of our human neural stem cells as a treatment for Batten disease. In addition, the increase reflects higher patent prosecution fees and costs than incurred in the same period in 2003. At September 30, 2004, we had twenty-five full-time employees working in research and development and laboratory support services as compared to twenty at September 30, 2003.

     General and administrative expenses were $2,645,000 for the nine months ended September 30, 2004, compared with $2,381,000 for the same period in 2003. The increase of $264,000 or 11%, from 2003 to 2004 was primarily attributable to an increase in costs related to the printing, mailing and filing of our annual report (Form 10-K) and proxy statement in 2004 as compared to 2003. The increase in cost was attributable to the separate printing of our proxy statement and our Form 10-K and the effect of a greater number of shareholders in 2004 when compared to 2003 on these costs. The increase in general and administrative expenses was also partly attributable to the external auditor fees and other external services fees incurred in the first quarter of 2004 as a result of the restatement of our prior year financials, and in addition, the cost of external services incurred in the evaluation of our internal control systems so as to meet the requirements of and be in compliance with the new Securities and Exchange Commission rules issued under section 404 of the Sarbanes-Oxley Act.

     In 1999, in connection with exiting our former research facility in Rhode Island, we created a reserve for the estimated lease payments and operating expenses related to it. The reserve has been re-evaluated and adjusted based on assumptions relevant to real estate market conditions and the estimated time until we could either fully sublease, assign or sell our remaining interests in the property. At December 31, 2003 the reserve was $2,676,000. For the nine months ending September 30, 2004, expenses of $876,000 net of subtenant income was recorded against this reserve. At March 31, 2004, June 30, 2004 and September 30, 2004, as a result of our periodic review, we re-evaluated our estimate and adjusted the reserve to $2,510,000, $2,680,000 and $3,743,000 respectively, by recording an additional $130,000 at March 31, 2004, $468,000 at June 30, 2004 and $1,345,000 at September 30, 2004 as wind-down expenses. Wind-down expenses for the same period in 2003 were $698,000. Expenses for this facility will fluctuate based on changes in tenant occupancy rates and other operating expenses related to the lease. Even though it is our intent to sublease, assign, sell or otherwise divest ourselves of our interests in the facility at the earliest possible time, we cannot determine with certainty a fixed date by which such events will occur. In light of this uncertainty, based on estimates, we will periodically re-evaluate and adjust the reserve, as necessary.

     Interest income for the nine months ended September 30, 2004 and 2003 was $159,000 and $24,000 respectively. The increase in interest income in 2004 was primarily attributable to a higher average investment balance. Interest expense for the nine months ended September 30, 2004 and 2003 was $145,000 and $158,000 respectively. The decrease in interest expense in 2004 was attributable to lower outstanding debt and capital lease balances in 2004 compared to 2003.

     Other expenses net of other income for the nine months ended September 30, 2004, was $57,000, consisting of a loss of $51,000 as result of writing off obsolete lab equipment and $6,000 in state franchise tax. For the nine months ended September 30, 2003 other income net of other expenses was $33,000, consisting of income received from the leasing of equipment to subtenants amounting to $34,000 less $1,000 in state franchise tax.

     For the nine months ended September 30, 2003, we recorded deemed dividends of $1,658,000. The deemed dividends were related to the 3% cumulative convertible preferred stock and included the accretion of common stock warrants, the beneficial conversion feature and the related issuance costs. For the nine months ended September 30, 2003, we recorded dividends of $47,000 which was paid in the form of common stock to our 6% cumulative convertible preferred stock holders. There is no longer any preferred stock outstanding as all of the Company’s previously outstanding 3% and 6% cumulative convertible preferred stock, was converted to the Company’s common stock prior to the end of 2003.

Liquidity and Capital Resources

     Since our inception, we have financed our operations through the sale of common and preferred stock, the issuance of long-term debt and capitalized lease obligations, revenues from collaborative agreements, research grants and interest income.

     We had cash and cash equivalents totaling $23,141,000 at September 30, 2004. Cash equivalents are invested in US Treasuries with maturities of less than 90 days. We used $7,827,000 and $6,556,000 of cash for the nine months ended September 30, 2004 and 2003 respectively, in our operating activities. The increase in cash used in 2004 in comparison to the same period in 2003 was primarily attributable to the expenses incurred in preparing to submit our first IND to the FDA, to evaluate the safety and efficacy of our human neural stem cells as a treatment for Batten disease. These expenses will increase as we approach the anticipated filing date in the first quarter of 2005. (See also Note 6, “Subsequent Events”)

     On June 16, 2004, we entered into a definitive agreement with institutional and other accredited investors with respect to the private placement of approximately 13,160,000 shares of our common stock at a purchase price of $1.52 per share, for gross proceeds of approximately $20,000,000. Investors also received warrants exercisable for five years to purchase approximately 3,290,000 shares of common stock at an exercise price of $1.90 per share. C.E. Unterberg, Towbin LLC (Unterberg) served as placement agent for the transaction. For acting as our placement agent Unterberg, received fees totaling $1,200,192, expense reimbursement of approximately $25,000 and a five year warrant to purchase 526,400 shares of our common stock at an exercise price of $1.89 per share.

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

     The following table summarizes our future contractual cash obligations (including both Rhode Island and California leases, but excluding interest income and sub-lease income):

							Payable in
		Payable in	Payable in	Payable in	Payable in	Payable in	2009 and
	Total	2004	2005	2006	2007	2008	beyond
Capital lease payments	$2,828,866	104,704	$412,587	$401,289	$330,643	$243,507	$1,336,136
Operating lease payments	12,388,947	736,834	3,007,630	1,115,186	937,500	1,171,875	5,419,922

Total contractual cash obligations	$15,217,813	$841,538	$3,420,217	$1,516,475	$1,268,143	$1,415,382	$6,756,058

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

PART II - ITEM 1

LEGAL PROCEEDINGS

     One party has opposed two of our issued European patent cases. While we are confident that we will overcome the opposition, there is no guarantee that we will prevail. If we are unsuccessful in our defense of the opposed patents, all claimed rights in the opposed patents will be lost in Europe.

PART II –ITEM 2

CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Under the terms of a license agreement with the California Institute of Technology (Cal Tech), fees of $10,000 and $5,000 were due on the issuance of two patents to which StemCells holds a license from Cal Tech, payable in cash or stock at the Company’s choice. Company elected to pay the fees in stock and issued 9,535 unregistered shares to Cal Tech.

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

(b) REPORTS ON FORM 8-K

During the quarter ended September 30, 2004 we submitted the following reports on Form 8-K:

On July 30, 2004, we issued a press release reporting our financial results for the second quarter of fiscal year 2004

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEMCELLS, INC.
(name of Registrant)

October 28, 2004	/s/ George Koshy

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