Form 10-Q
period 2005-03-31
STEMCELLS INC
filed 2005-05-02
CIK 883975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2005	Commission File Number: 0-19871

STEMCELLS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	94-3078125

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No)

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
Yes ☑      No ☐

At April 26, 2005, there were 62,508,062 shares of Common Stock, $.01 par value, issued and outstanding.

STEMCELLS, INC.

PART I — ITEM 1 — FINANCIAL STATEMENTS

STEMCELLS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,404,809	$41,059,532
Receivables	173,572	180,963
Other current assets	629,600	209,074

Total current assets	38,207,981	41,449,569

Property, plant and equipment, net	3,243,279	3,424,294
Other assets, net	2,716,761	2,753,419

Total assets	$44,168,021	$47,627,282

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$797,535	$524,917
Accrued expenses	656,080	1,547,370
Accrued wind-down expenses, current portion	1,033,566	1,013,460
Capital lease obligations, current portion	53,916	52,843
Bonds payable, current portion	246,667	244,167

Total current liabilities	2,787,764	3,382,757

Capital lease obligations less current maturities	27,180	41,065
Bonds payable, less current maturities	1,543,252	1,605,417
Deposits & other long-term liabilities	610,126	610,126
Accrued wind-down expenses, non-current portion	4,718,890	4,514,569
Deferred rent	403,707	523,801

Total liabilities	10,090,919	10,677,735

Stockholders’ equity:
Common stock, $.01 par value; 125,000,000 shares authorized; 62,507,561 and 62,129,407 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	624,276	621,293
Additional paid in capital	211,890,138	211,419,300
Accumulated deficit	(177,654,047)	(174,205,214)
Deferred compensation	(783,265)	(885,832)

Total stockholders’ equity	34,077,102	36,949,547

Total liabilities and stockholders’ equity	$44,168,021	$47,627,282

See accompanying notes to condensed consolidated financial statements.

PART I — ITEM 1 — FINANCIAL STATEMENTS

STEMCELLS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	March 31,
	2005	2004
Revenue:
Revenue from grants	$26,092	$92,593
Revenue from licensing agreements	9,229	500

Total revenue	35,321	93,093
Operating expenses:
Research and development	1,824,930	1,867,927
General and administrative	1,299,205	863,830
Wind-down expenses	520,974	130,569

Total operating expenses	3,645,109	2,862,326

Loss from operations	(3,609,788)	(2,769,233)

Other income (expense):
Interest income	227,763	49,127
Interest expense	(46,411)	(49,495)
Other income (expense)	(20,397)	(1,011)

Total other income (expense)	160,955	(1,379)

Net loss applicable to common stockholders	(3,448,833)	(2,770,612)

Net loss per share applicable to common stockholders; basic and diluted	($0.06)	($0.07)

Weighted average shares used to compute net loss per share applicable to common stockholders; basic and diluted	62,406,725	41,010,068

See accompanying notes to condensed consolidated financial statements.

PART I — ITEM 1 — FINANCIAL STATEMENTS

STEMCELLS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended
	March 31,
	2005	2004
Cash flows from operating activities:

Net loss	($3,448,833)	($2,770,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	273,155	254,835
Amortization of deferred compensation	(76,382)	15,095
Stock-based compensation expense	36,011	106,130
Changes in operating assets and liabilities:
Accrued interest receivable	(11,660)	(235)
Receivables	19,051	(30,006)
Other current assets	(420,526)	91,000
Other assets, net	52,947	—
Accounts payable and accrued expenses	(618,672)	(56,158)
Accrued wind-down expenses	224,427	(158,247)
Deferred rent	(120,094)	(93,100)

Net cash used in operating activities	(4,090,576)	(2,641,298)

Cash flows from investing activities:
Purchase of property, plant and equipment	(58,429)	(26,885)
Acquisition of other assets	(50,000)	—

Net cash used in investing activities	(108,429)	(26,885)

Cash flows from financing activities:

Proceeds from the exercise of stock options	269,432	—
Proceeds from the exercise of warrants	347,327	—
Proceeds (expense) from issuance of common stock, net	—	(8,641)
Repayments of capital lease obligations	(12,812)	—
Repayment of debt obligations	(59,665)	(58,750)

Net cash provided (used) by financing activities	544,282	(67,391)

Decrease in cash and cash equivalents	(3,654,723)	(2,735,574)
Cash and cash equivalents, beginning of period	41,059,532	13,081,703

Cash and cash equivalents, end of period	$37,404,809	$10,346,129

Supplemental disclosure of cash flow information:

Interest paid	$46,411	$49,495

See accompanying notes to condensed consolidated financial statements

PART I — ITEM 1. — FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2005 and 2004

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The terms “StemCells”, the “Company”, “our”, “we” and “us” as used in this report refer to StemCells Inc. The accompanying unaudited, condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2005.

     The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required for complete financial statements in accordance with accounting principles generally accepted in the United States of America. For the complete financial statements, refer to the audited financial statements and footnotes thereto as of December 31, 2004, included on Form 10-K.

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

	Three months ended
	March 31,
	2005	2004
Net loss applicable to common stockholders	$(3,448,833)	$(2,770,612)
Weighted average shares used in computing net loss per share applicable to common stockholders, basic and diluted.	62,406,725	41,010,068
Net loss per share applicable to common stockholders, basic and diluted.	$(0.06)	$(0.07)

The Company has excluded outstanding stock options, warrants and convertible securities from the calculation of diluted loss per common share because all such securities are anti-dilutive for all applicable periods presented. These outstanding securities consist of the following potential common shares:

	Outstanding at March 31,
	2005	2004
Outstanding options	6,728,787	5,072,389
Outstanding warrants	5,165,283	2,101,074
Total	11,894,070	7,173,463

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

	Three months ended
	March 31,
	2005	2004
Net loss applicable to common stockholders – as reported	$(3,448,833)	$(2,770,612)
Add: Stock-based employee/director compensation expense included in reported net loss	—	38,728
Deduct: Total stock-based employee/director compensation expense under the fair value based method for all awards	(137,461)	(241,661)
Net loss applicable to common stockholders – proforma	$(3,586,294)	$(2,973,545)
Basic and diluted net loss per share applicable to common stockholders as reported	$(0.06)	$(0.08)
Basic and diluted net loss per share applicable to common stockholders – pro forma	$(0.06)	$(0.08)
Shares used in basic and diluted loss per share applicable to common stockholder amounts	62,406,725	41,010,068

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

     In December 2004, FASB issued SFAS No. 123R (revised 2004),” Share-Based Payment” (SFAS 123R). This Statement is a revision of SFAS 123 and amends SFAS No. 95, “Statement of Cash Flows”. This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS 123R covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The new standard is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Based on the aforementioned effective date, the Company will begin expensing stock options granted to its employees in its Statement of Operations using a fair-value based method effective the period beginning January 1, 2006. Adoption of the expensing requirements will increase the Company’s operating expenses.

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

Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 123R (revised 2004),” Share-Based Payment” (SFAS 123R). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation and amends SFAS No. 95, “Statement of Cash Flows”. This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS 123R covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The new standard is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Based on the aforementioned effective date, the Company will begin expensing stock options granted to its employees in its Statement of Operations using a fair-value based method effective the period beginning January 1, 2006. Adoption of the expensing requirements will reduce the Company’s reported earnings. See “Stock-based Compensation” above in this Note 1 for disclosures regarding the effect on net earnings and earnings per share if we had applied the fair value recognition provisions of the exposure draft and SFAS No. 123. Depending on the model used to calculate stock-based compensation expense in the future, that disclosure may not prove indicative of the stock-based compensation expense to be recognized in future financial statements.

NOTE 2. LEASES

     The Company had undertaken direct financing transactions with the State of Rhode Island and received proceeds from the issuance of industrial revenue bonds totaling $5,000,000 to finance the construction of a pilot manufacturing facility related to its former encapsulated cell technology. The related leases are structured such that lease payments will fully fund all semiannual interest payments and annual principal payments through maturity in August 2014. Interest rates vary with the respective bonds’ maturities, ranging currently from 8.1% to 9.5%. The outstanding principal at March 31, 2005 was approximately $1,790,000. The bonds contain certain restrictive covenants, which limit among other things, the payment of cash dividends and the sale of the related assets.

     The Company entered into a fifteen-year lease for a laboratory facility in connection with a sale and leaseback arrangement in 1997. The lease has escalating rent payments and accordingly, the Company is recognizing rent expense on a straight-line basis. At December 31, 2004 and March 31, 2005, the Company had deferred rent liability for this facility of $1,177,000 and $1,185,000 respectively; the deferred rent liability is presented as part of the wind-down accrual.

     Although the Company previously discontinued activities relating to encapsulated cell technology, the Company remains obligated under the leases for the pilot manufacturing facility and the laboratory facility. The Company has succeeded in subleasing the pilot manufacturing facility and part of the laboratory facility. The aggregate income received by the Company is significantly less than the Company’s aggregate obligations under the leases, and the Company’s continued receipt of rental income is dependent on the financial ability of the occupants to comply with their obligations under the subleases. The Company continues to seek to sublet the vacant portions of the Rhode Island facilities, to assign or sell its interests in all of these properties, or to otherwise arrange for the termination of its obligations under the lease obligations on these facilities. There can be no assurance, however, that the Company will be able to dispose of these properties in a reasonable time, if at all, or to terminate its lease obligations without the payment of substantial consideration

     As of February 1, 2001, the Company entered into a 5-year lease for a 40,000 square foot facility located in the Stanford Research Park in Palo Alto, CA. The facility includes space for animals, laboratories, offices, and a GMP (Good Manufacturing Practices) suite. GMP facilities can be used to manufacture materials for clinical trials. On December 19, 2002 the Company negotiated an amendment to the lease, which resulted in reducing the average annual rent over the remaining term of the lease from approximately $3.7 million to $2.0 million. As part of the amendment the Company issued a letter of credit on January 2, 2003 for $503,079, which was an addition to the letter of credit in the amount of $275,000 issued at commencement of the lease, to serve as a deposit for the duration of the lease. As the lease involved an upfront payment as well as escalating rent payments, the Company is recognizing rent expense on a straight-line basis. At March 31, 2005, the Company had $404,000 in deferred rent liability for this facility. In 2001 and 2002, the Company entered into space-sharing agreements currently covering in total approximately 13,000 square feet of the 40,000 square foot facility. The Company receives the amount of base rent plus the proportionate share of the operating expenses that it pays for such space over the term of these agreements. See Note 6. Subsequent Events.

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

     In 1999 the Company established a reserve for the estimated lease payments and operating costs of the Rhode Island facilities through an expected disposal date of June 30, 2000. The Company did not fully sublet the Rhode Island facilities in 2000. Even though it is the intent of the Company to dispose the facility at the earliest possible time, it cannot determine with certainty a fixed date by which such disposal will occur. In light of this uncertainty, based on estimates, the Company periodically re-evaluates and adjusts the reserve. The Company considers various factors such as the Company’s lease payments through to the end of the lease, operating expenses, the current real estate market in Rhode Island, and estimated subtenant income based on occupancy both actual and projected. At December 31, 2004 the reserve was $4,350,000. For the three month period ending March 31, 2005 the Company incurred $303,000 in operating expenses which was recorded against the reserve. After evaluating the afore mentioned factors the Company re-evaluated its estimate and adjusted the reserve to $4,568,000 at March 31, 2005 by recording an additional $521,000 as wind-down expenses. The Company will continue to periodically re-evaluate and adjust the reserve.

Wind-down reserve

	January to March	January to December
	31, 2005	31, 2004

Accrued wind-down reserve at beginning of period	$4,350,000	$2,676,000
Less actual expenses recorded against estimated reserve during the period	(303,000)	(1,152,000)
Additional expense recorded to revise estimated reserve at period-end	521,000	2,826,000

Revised reserve at period-end	4,568,000	4,350,000
Add deferred rent at period end (Note 2)	1,185,000	1,178,000

Total accrued wind-down expenses at period-end (current and non current portion)	$5,753,000	$5,528,000

Accrued wind-down expenses

Current portion	$1,034,000	$1,013,000

Non current portion	4,719,000	4,515,000

Total Accrued wind-down expenses	$5,753,000	$5,528,000

NOTE 4. GRANTS

     In September 2003 the Company was awarded a one year, $342,000, Small Business Innovation Research grant from the National Institute of Neurological Disease and Stroke (NINDS), to further its work in the treatment of spinal cord injuries. For this award, the Company has recognized revenue of $143,000 in 2003, and $93,000 in 2004. No revenue from this grant was recognized in 2005 as the remaining $107,000 was paid to a subcontractor. In September 2004, the National Institutes of Health (NIH) awarded the Company a Small Business Technology Transfer grant of $464,000 for studies in Alzheimer’s disease, consisting of $308,000 for the first year and $156,000 for the remainder of the grant term, September 30, 2004 through March 31, 2006. The studies will be conducted by Dr. George A. Carlson of the McLaughlin Research Institute (MRI) in Great Falls, Montana, which will receive approximately $222,000 of the total award. The Company recognized $26,000 in 2004 and $26,000 for the three month period ended March 31, 2005.

NOTE 5. STOCKHOLDERS’ EQUITY

     In January 2005 and March 2005, warrants issued as part of the June 16, 2004 financing arrangement, were exercised to purchase an aggregate of 50,250 and 2,500 shares respectively of the Company’s common stock at $1.90 per share. The Company issued 52,750 shares of its common stock and received proceeds of $100,000. Also in January 2005, 79,899 shares of unregistered stock were issued upon the cashless exercise by the holder of a warrant acquired as partial compensation for services to the Company. On April 13, 2000 the Company issued 1,500 shares of 6% cumulative convertible preferred stock plus adjustable warrants to two members of its Board of Directors. The preferred shares were converted into common shares in 2002. In March 2005, one of the members exercised his adjustable warrant in full for 72,252 shares at $3.42 per share. The Company issued 72,252 shares and received proceeds of $247,000. For the three month period ended March 31, 2005, the Company issued 173,252 shares from activity related to its stock option plans. The following table presents the activity of the Company’s stock option plans for the three month period ended March 31, 2005

	2005
		Weighted
		Average Exercise
	Options	Price

Outstanding at January 1	6,682,201	$2.91
Granted	329,838	$4.33
Exercised	(173,252)	$1.76
Canceled	(110,000)	$1.95

Outstanding at March 31	6,728,787	$2.79

Options exercisable at March 31	3,623,637	$3.00

NOTE 6. SUBSEQUENT EVENTS

     The Company has negotiated an amendment to the lease for its facility located in Palo Alto, California effective as of April 1, 2005, which extends the term through March 31, 2010, includes an immediate reduction in the rent per square foot, and provides for an expansion of the leased premises by approximately 28,000 additional square feet effective July 1, 2006. In addition, the Company has sublet some of the additional space for the period from April 1, 2005 through June 30, 2006. The average annual rent for the period commencing April 1, 2005 to March 31, 2010 will be approximately $2 million before sub tenant income. See Note 2, Leases.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and the results of our operations for the three month periods ended March 31, 2005 and 2004 should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related footnotes thereto.

     This report contains forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act that involve substantial risks and uncertainties. Such statements include, without limitation, all statements as to expectation or belief and statements as to our future results of operations, the progress of our research, product development and clinical programs, the need for, and timing of, additional capital and capital expenditures, partnering prospects, costs of manufacture of products, the protection of and the need for additional intellectual property rights, effects of regulations, the need for additional facilities and potential market opportunities. Our actual results may vary materially from those contained in such forward-looking statements because of risks to which we are subject, including uncertainty as to whether the U.S. Food and Drug Administration will remove the clinical hold on our proposed initial clinical trial and permit us to proceed to clinical testing despite the novel and unproven nature of the Company’s technology; the risk that, even if approved, our initial clinical trial could be substantially delayed beyond its expected dates or cause us to incur substantial unanticipated costs; uncertainties regarding the our ability to obtain the capital resources needed to continue our current research and development operations and to conduct the research, preclinical development and clinical trials necessary for regulatory approvals; the risk of failure to obtain a corporate partner or partners to support the development of our stem cell programs, the uncertainty regarding the outcome of the Phase I clinical trial and any other trials the Company may conduct in the future; the uncertainty regarding the validity and enforceability of issued patents; the uncertainty whether any products that may be generated in the Company’s stem cell programs will prove clinically effective and not cause tumors or other side effects; the uncertainty whether the Company will achieve revenues from product sales or become profitable; uncertainties regarding the Company’s obligations in regard to its former encapsulated cell therapy facilities in Rhode Island; obsolescence of our technology; competition from third parties; intellectual property rights of third parties; litigation and other risks to which we are subject. Before you invest in our common stock, you should be aware that the occurrence of the events described in the “Cautionary Factors Relevant to Forward Looking Information” and “Business” sections included in our Form 10-K report as of December 31, 2004 could harm our business, operating results and financial condition. All forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements and risk factors contained or referred to herein.

     OVERVIEW

     Since our inception in 1988, we have been primarily engaged in research and development of human therapeutic products. Since the second half of 1999, our sole focus has been on our stem cell technology. In the last quarter of 2004 we filed the first in a planned series of INDs (Investigational New Drug Applications) for CNS (Central Nervous System) diseases or conditions with the FDA (U.S. Food and Drug Administration). This IND, which is for a Phase I clinical trial of our human neural stem cells in Batten disease, is currently on clinical hold until questions and issues raised by the FDA have been resolved. Batten disease is included among the neuronal ceroid lipofuscinoses (NCLs), a set of several closely related genetic lysosomal storage disorders caused by a deficiency of specific enzymes required for normal cell metabolism. The deficiency results in storage of toxic waste materials and the death of certain neurons. The NCLs primarily affect infants and young children, and are always fatal. There can be no assurance that the FDA will lift the clinical hold and permit the trial to go forward.

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

     Since 2001, we have entered into a number of financing arrangements including an equity line (which has now expired) from which we drew $4.6 million; sale of 1 million shares of common stock for $1.1 million; sale of 4 million shares of common stock for $6.5 million; issuance of convertible preferred stock for $5 million (all of which has now been converted); sale of 5 million shares of common stock for a total of $9.5 million, and in 2004, two financing arrangements for gross proceeds of $20 million and $22.5 million in June and October respectively. (See “Liquidity and Capital Resources” below for further detail on each of these transactions.

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

Stock-Based Compensation

     As permitted by the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” and Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” our employee stock option plan is accounted for under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” We grant qualified stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. In these circumstances in accordance with APB 25, we recognize no compensation expense for qualified stock option grants. We also issue non-qualified stock options for a fixed number of shares to employees with an exercise price less than the fair market value of the shares at the date of grant. When such options vest, we recognize the difference between the exercise price and fair market value as compensation expense in accordance with APB 25. Note 9 of the Notes to the Consolidated Financial Statements, included in our 2004 Annual Report on Form 10-K, describes our equity compensation plans, and Note 1 of the Notes to the Condensed Consolidated Financial Statements elsewhere in this report contains a summary of the pro forma effects to reported net loss and loss per share for the three months ended March 31, 2005 and 2004 as if we had elected to recognize compensation cost based on the fair value of the options granted at grant date, as prescribed by SFAS 123. We account for certain stock options granted to non-employees in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) 96-18 — accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods or services, and accordingly, we recognize as expense the estimated fair value of such options as calculated using the Black-Scholes valuation model, and as re-measured during the service period. Fair value is determined using methodologies allowable by SFAS No. 123. The cost is amortized over the vesting period of each option or the recipient’s contractual arrangement, if shorter.

     In December 2004, FASB issued SFAS 123R (revised 2004),” Share-Based Payment” (SFAS 123R). This Statement is a revision of SFAS 123, “Accounting for Stock-Based Compensation” and amends SFAS No. 95, “Statement of Cash Flows”. This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS 123R covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The new standard is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Based on the afore mentioned effective date, we will begin expensing stock options granted to our employees in our Statement of Operations using a fair-value based method effective the period beginning January 1, 2006. Adoption of the expensing requirements will reduce the Company’s reported earnings.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2005 and 2004

	2005	2004	Change from previous year
			$	%
Revenue:
Revenue from grants	$26,092	$92,593	$(66,501)	(72)%
Revenue from licensing agreements	9,229	500	8,729	1,746%

Total revenue	$35,321	$93,093	$(57,772)	(62)%

     For the three months ended March 31, 2005 revenue from grants and licensing agreements totaled approximately $35,000 of which $26,000 was part of a $464,000 Small Business Technology Transfer grant for studies in Alzheimer’s disease and approximately $9,000 in licensing revenue. For the three months ended March 31, 2004, revenue from grants and licensing agreements totaled approximately $93,000 of which $92,500 was part of the $342,000 Small Business Innovation Research grant from the National Institute of Neurological Disease and Stroke, and $500 in licensing revenue.

	2005	2004	Change from previous year
			$	%
Operating expenses:
Research and development	1,824,930	1,867,927	$(42,997)	(2)%
General and administrative	1,299,205	863,830	435,375	50%
Wind-down expenses	520,974	130,569	390,405	299%

Total operating expenses	3,645,109	2,862,326	782,783	27%

     Research and development expenses totaled approximately $1,825,000 for the three months ended March 31, 2005, compared with approximately $1,868,000 for the same period in 2004. The decrease of $43,000 or approximately 2% from 2004 to 2005 was primarily attributable to the expenditures in 2004 required for toxicology studies, supplies, and other external services in preparation for submitting our first IND to the FDA, to evaluate the safety and efficacy of our human neural stem cells as a treatment for Batten disease offset by the costs associated with an increase in head count in 2005. At March 31, 2005, we had thirty full-time employees working in research and development and laboratory support services as compared to twenty-two at March 31, 2004.

     General and administrative expenses were approximately $1,299,000 for the three months ended March 31, 2005, compared with approximately $864,000 for the same period in 2004. The increase of $435,000 or approximately 50%, from 2004 to 2005 was primarily attributable to the cost of external services incurred in the evaluation and testing of our internal financial control systems so as to meet the requirements of and be in compliance with the new Securities and Exchange Commission rules issued under section 404 of the Sarbanes-Oxley Act. The increase in general and administrative expenses was also attributable to costs related to an increase in head count and recruiting.

     In 1999, in connection with exiting our former research facility in Rhode Island, we created a reserve for the estimated lease payments and operating expenses related to it. The reserve has been re-evaluated and adjusted based on assumptions relevant to real estate market conditions and the estimated time until we could either fully sublease, assign or sell our remaining interests in the property. At December 31, 2004 the reserve was $4,350,000. For the three months ended March 31, 2005, expenses of $303,000 net of subtenant income was recorded against this reserve. At March 31, 2005 we re-evaluated the estimate and adjusted the reserve to $4,568,000 by recording an additional $521,000 as wind-down expenses. Wind-down expenses for the same period in 2004 were $131,000. Expenses for this facility will fluctuate based on changes in tenant occupancy rates and other operating expenses related to the lease. Even though it is our intent to sublease, assign, sell or otherwise divest ourselves of our interests in the facility at the earliest possible time, we cannot determine with certainty a fixed date by which such events will occur. In light of this uncertainty, based on estimates, we will periodically re-evaluate and adjust the reserve, as necessary.

	2005	2004	Change from previous year
			$	%
Other income (expense):
Interest income	$227,763	$49,127	$178,636	364%
Interest expense	(46,411)	(49,495)	3,084	6%
Other income (expense)	(20,397)	(1,011)	(19,386)	(1,918)%

Total other income (expense)	$160,955	$(1,379)	$162,334	11,772%

     Interest income for the three months ended March 31, 2005 and 2004 was approximately $228,000 and $49,000 respectively. The increase in interest income in 2005 was primarily attributable to a higher average investment balance. Interest expense for the three months ended March 31, 2005 and 2004 was approximately $46,000 and $49,000 respectively. The decrease in interest expense in 2005 was attributable to lower outstanding debt and capital lease balances in 2005 compared to 2004. Increase in other expense from approximately $1,000 to $20,000 was primarily attributable to an increase in franchise tax paid to the State of Delaware as a result of a higher total value of assets in 2005 as compared to 2004.

Liquidity and Capital Resources

     Since our inception, we have financed our operations through the sale of common and preferred stock, the issuance of long-term debt and capitalized lease obligations, revenues from collaborative agreements, research grants and interest income.

     We had cash and cash equivalents totaling $37,405,000 at March 31, 2005. Cash equivalents are invested in US Treasuries with maturities of less than 90 days. The table below summarizes our cash flows for the respective three month periods.

	2005	2004	Change from previous year
			$ %
Net cash used in operating activities	$(4,090,576)	$(2,641,298)	$(1,449,278)	(55)%
Net cash used in investing activities	(108,429)	(26,885)	(81,544)	(303)%
Net cash provided (used) by financing activities	544,282	(67,391)	611,673	908%

Decrease in cash and cash equivalents	$(3,654,723)	$(2,735,574)	$(919,149)	(34)%

     We used $3,654,000 and $2,736,000 of cash for the three months ended March 31, 2005 and 2004 respectively. The increase in cash used in operating activities in 2005 in comparison to the same period in 2004 was primarily attributable to the increase in operating expenses attributable to the cost of external services incurred in the evaluation and testing of our internal financial control systems so as to meet the requirements of and be in compliance with the new Securities and Exchange Commission rules issued under section 404 of the Sarbanes-Oxley Act, an increase in head count, recruiting and other external services. The increase was also attributable to the prepayment of our Directors and Officers Insurance Policy and the payout of higher bonus and external service accruals in 2005 as compared to 2004. The increase in cash used in investing activities in 2005 in comparison to the same period in 2004 was primarily attributable to an increase in capital expenditures primarily for lab and support equipment and a payment towards a licensing agreement. The increase in cash provided by financing activities in 2005 in comparison to 2004 was primarily attributable to the proceeds received from the exercise of warrants and stock options in 2005. There were no such transactions for the same period in 2004 (See Note 5 to the financial statements for further details on these transactions).

     On October 26, 2004, the Company entered into an agreement with institutional investors with respect to the registered direct placement of 7,500,000 shares of its common stock at a purchase price of $3.00 per share, for gross proceeds of $22,500,000. Unterberg and Shoreline Pacific, LLC (Shoreline) served as placement agents for the transaction. The Company sold these shares under a shelf registration statement previously filed with and declared effective by the U.S. Securities and Exchange Commission. For acting as our placement agent Unterberg and Shoreline received fees of approximately $1,350,000 and expense reimbursement of approximately $40,000. No warrants were issued as part of this financing transaction

     On June 16, 2004, we entered into a definitive agreement with institutional and other accredited investors with respect to the private placement of approximately 13,160,000 shares of our common stock at a purchase price of $1.52 per share, for gross proceeds of approximately $20,000,000. Investors also received warrants exercisable for five years to purchase approximately 3,290,000 shares of common stock at an exercise price of $1.90 per share. C.E. Unterberg, Towbin LLC (Unterberg) served as placement agent for the transaction. For acting as our placement agent Unterberg, received fees totaling $1,200,192, expense reimbursement of approximately $25,000 and a five year warrant to purchase 526,400 shares of our common stock at an exercise price of $1.89 per share.

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

     We continue to have outstanding obligations in regard to our former facilities in Lincoln, Rhode Island, and expect to pay in 2005, based on past experience and current assumptions, approximately $1,000,000 in lease payments and other operating expenses net of sub-tenant income. We have subleased a portion of these facilities and are actively seeking to sublease, assign or sell our remaining interests in these facilities. Failure to do so within a reasonable period of time will have a material adverse effect on our liquidity and capital resources.

     The following table summarizes our future contractual cash obligations (including both Rhode Island and California leases, but excluding interest income and sub-lease income):

							Payable in
		Payable in	Payable in	Payable in	Payable in	Payable in	2010 and
	Total	2005	2006	2007	2008	2009	beyond

Capital lease payments	$2,720,824	$353,698	$445,487	$332,545	$244,531	$244,572	$1,099,991
Operating lease payments	19,585,842	1,800,773	2,770,571	3,165,162	3,469,017	3,536,843	4,843,476

Total contractual cash obligations	$22,306,666	$2,154,471	$3,216,058	$3,497,707	$3,713,548	$3,781,415	$5,943,467

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

ITEM 4. CONTROLS AND PROCEDURES

     In response to the requirement of the Sarbanes-Oxley Act of 2002, as of the end of the period covered by this report, our chief executive officer and chief financial officer, along with other members of management, reviewed the effectiveness of the design and operation of our disclosure controls and procedures. Such controls and procedures are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective.

     During the most recent quarter, there were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, these controls of the Company. As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, management was unable to conclude that the Company’s internal controls over financial reporting were then effective, as a result of a material weakness resulting from a lack of segregation of duties. We are continuing to evaluate and test the steps taken in the last quarter to improve the effectiveness of our internal controls over financial reporting.

PART II — ITEM 1

LEGAL PROCEEDINGS

     One party has opposed two of our issued European patent cases. While we are confident that we will overcome the opposition, there is no guarantee that we will prevail. If we are unsuccessful in our defense of the opposed patents, all claimed rights in the opposed patents will be lost in Europe .

PART II – ITEM 2

CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None

PART II – ITEM 3

DEFAULTS UPON SENIOR SECURITIES

     None

PART II – ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

PART II — ITEM 5

OTHER INFORMATION

     There were no matters required to be disclosed in a current report on Form 8-K during the fiscal quarter covered by this report that were not so disclosed

PART II — ITEM 6

EXHIBITS

Exhibit 31.1 — Certification of Martin McGlynn under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 — Certification of Judi Lum under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 — Certification of Martin McGlynn Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 — Certification of Judi Lum Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEMCELLS, INC.

(name of Registrant)

April 28, 2005	/s/ Judi Lum

Judi Lum
Chief Financial Officer

EXHIBIT INDEX

Exhibit 31.1 — Certification of Martin McGlynn under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 — Certification of Judi Lum under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 — Certification of Martin McGlynn Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 — Certification of Judi Lum Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002