Form 10-Q
period 2005-06-30
STEMCELLS INC
filed 2005-07-29
CIK 883975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2005	Commission File Number: 0-19871
STEMCELLS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	94-3078125

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No)
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
Yes ☑ No ☐
At July 25, 2005, there were 63,912,716 shares of Common Stock, $.01 par value, issued and outstanding.

STEMCELLS, INC.

PART I — ITEM 1 — FINANCIAL STATEMENTS
STEMCELLS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,395,545	$41,059,532
Receivables	146,153	180,963
Other current assets	546,659	209,074

Total current assets	37,088,357	41,449,569

Property, plant and equipment, net	3,175,176	3,424,294
Other assets, net	2,682,633	2,753,419

Total assets	$42,946,166	$47,627,282

Liabilities and stockholders’ equity Current liabilities:
Accounts payable	$424,433	$524,917
Accrued expenses	935,500	1,547,370
Accrued wind-down expenses, current portion	1,095,448	1,013,460
Capital lease obligations, current portion	55,001	52,843
Bonds payable, current portion	249,083	244,167

Total current liabilities	2,759,465	3,382,757

Capital lease obligations less current maturities	13,017	41,065
Bonds payable, less current maturities	1,480,752	1,605,417
Deposits & other long-term liabilities	533,185	610,126
Accrued wind-down expenses, non-current portion	5,578,922	4,514,569
Deferred rent	566,640	523,801

Total liabilities	10,931,981	10,677,735

Stockholders’ equity:
Common stock, $.01 par value; 125,000,000 shares authorized; 63,545,160 and 62,129,407 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	635,451	621,293
Additional paid in capital	213,600,451	211,419,300
Accumulated deficit	(181,522,333)	(174,205,214)
Deferred compensation	(699,384)	(885,832)

Total stockholders’ equity	32,014,185	36,949,547

Total liabilities and stockholders’ equity	$42,946,166	$47,627,282

See accompanying notes to condensed consolidated financial statements .

PART I — ITEM 1 — FINANCIAL STATEMENTS
STEMCELLS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue:
Revenue from grants	$26,092		$52,184	$92,593
Revenue from licensing agreements	10,677	$5,837	19,906	6,336

Total revenue	36,769	5,837	72,090	98,929

Operating expenses:
Research and development	2,102,362	1,939,415	3,927,293	3,807,341
General and administrative	821,276	877,158	2,120,480	1,740,988
Wind-down expenses	1,197,226	467,574	1,718,200	598,143

Total operating expenses	4,120,864	3,284,147	7,765,973	6,146,472

Loss from operations	(4,084,095)	(3,278,310)	(7,693,883)	(6,047,543)

Other income (expense):
Interest income	261,389	27,283	489,152	76,410
Interest expense	(45,345)	(49,436)	(91,756)	(98,931)
Other income (expense)	(235)	(2,184)	(20,632)	(3,195)

Total other income (expense)	215,809	(24,337)	376,764	(25,716)

Net loss applicable to common stockholders	(3,868,286)	($3,302,647)	(7,317,119)	($6,073,259)

Net loss per share applicable to common stockholders; basic and diluted	($0.06)	($0.08)	($0.12)	($0.14)

Weighted average shares used to compute net loss per share applicable to common stockholders; basic and diluted	63,072,873	43,066,807	62,741,639	42,038,437
See accompanying notes to condensed consolidated financial statements.

PART I — ITEM 1 — FINANCIAL STATEMENTS
STEMCELLS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended
	June 30,
	2005	2004
Cash flows from operating activities:

Net loss	($7,317,119)	($6,073,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	552,237	508,098
Amortization of deferred compensation	69,501	10,442
Stock-based compensation expense	65,280	134,966
Changes in operating assets and liabilities:
Accrued interest receivable	(4,481)	(4,327)
Receivables	39,289	81,107
Other current assets	(337,584)	33,822
Other assets, net	52,947	—
Accounts payable and accrued expenses	(712,355)	(109,988)
Accrued wind-down expenses	1,146,341	18,919
Deposits received (refunded)	(76,941)	—
Deferred rent	42,839	(186,200)

Net cash used in operating activities	(6,480,046)	(5,586,420)

Cash flows from investing activities:

Purchase of property, plant and equipment	(235,280)	(63,380)
Acquisition of other assets	(50,000)	—

Net cash used in investing activities	(285,280)	(63,380)

Cash flows from financing activities:

Proceeds from the exercise of stock options	309,026	—
Proceeds from the exercise of warrants	1,937,952	—
Proceeds from issuance of common stock, net	—	18,707,730
Repayments of capital lease obligations	(25,890)	—
Repayment of debt obligations	(119,749)	(117,500)

Net cash provided by financing activities	2,101,339	18,590,230

Increase (decrease) in cash and cash equivalents	(4,663,987)	12,940,430
Cash and cash equivalents, beginning of period	41,059,532	13,081,703

Cash and cash equivalents, end of period	$36,395,545	$26,022,133

Supplemental disclosure of cash flow information:

Interest paid	$91,756	$98,931
See accompanying notes to condensed consolidated financial statements

PART I — ITEM 1. — FINANCIAL STATEMENTS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2005 and 2004
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     The terms “StemCells”, the “Company”, “our”, “we” and “us” as used in this report refer to StemCells Inc. The accompanying unaudited, condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Results of operations for the six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2005.
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

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss applicable to common stockholders	$(3,868,286)	$(3,302,647)	(7,317,119)	$(6,073,259)
Weighted average shares used in computing net loss per share applicable to common stockholders, basic and diluted	63,072,873	43,066,807	62,741,639	42,038,437
Net loss per share applicable to common stockholders, basic and diluted	$(0.06)	$(0.08)	$(0.12)	$(0.14)
The Company has excluded outstanding stock options, warrants and convertible securities from the calculation of diluted loss per common share because all such securities are anti-dilutive for all applicable periods presented. These outstanding securities consist of the following potential common shares:

	Outstanding at June 30,
	2005	2004
Outstanding options	6,741,787	5,095,389
Outstanding warrants	4,187,439	6,038,430
Total	10,929,226	11,133,819
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
     For purposes of disclosures pursuant to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” (“SFAS 148”), the estimated fair value of options is amortized to expense over the options’ vesting period. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss applicable to common stockholders – as reported	$(3,868,286)	$(3,302,647)	$(7,317,119)	$(6,073,259)
Add: Stock-based employee/director compensation expense included in reported net loss	—	—	—	38,728
Deduct: Total stock-based employee/director compensation expense under the fair value based method for all awards	(101,231)	(178,828)	(238,693)	(420,489)
Net loss applicable to common stockholders – pro forma	$(3,969,517)	$(3,481,475)	$(7,555,812)	$(6,455,020)
Basic and diluted net loss per share applicable to common stockholders as reported	$(0.06)	$(0.08)	$(0.12)	$(0.14)
Basic and diluted net loss per share applicable to common stockholders – pro forma	$(0.06)	$(0.08)	$(0.12)	$(0.15)
Shares used in basic and diluted loss per share applicable to common stockholder amounts	63,072,873	43,066,807	62,741,639	42,038,437

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
     In December 2004, FASB issued SFAS No. 123R (revised 2004),” Share-Based Payment” (“SFAS 123R”). This Statement is a revision of SFAS 123 and amends SFAS No. 95, “Statement of Cash Flows”. This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS 123R covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The new standard is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Based on the aforementioned effective date, the Company will begin expensing stock options granted to its employees in its Statement of Operations using a fair-value based method effective the period beginning January 1, 2006. Adoption of the expensing requirements will increase the Company’s operating expenses.
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
Recent Accounting Pronouncements
     In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The implementation of FAS 154 is not expected to have a material impact on the Company’s consolidated financial statements.
     In March 2005, Staff Accounting Bulletin No. 107 (“SAB 107”) was issued which expressed views of the Securities and Exchange Commission (SEC) regarding the interaction between SFAS 123R, and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. FASB issued SFAS No. 123R in December 2004. This Statement is a revision of SFAS No. 123,

Accounting for Stock-Based Compensation and amends SFAS No. 95, “Statement of Cash Flows”. This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS 123R covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The new standard is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Based on the aforementioned effective date, the Company will begin expensing stock options granted to its employees in its Statement of Operations using a fair-value based method effective the period beginning January 1, 2006. Adoption of the expensing requirements will reduce the Company’s reported earnings. See “Stock-based Compensation” above in this Note 1 for disclosures regarding the effect on net earnings and earnings per share if we had applied the fair value recognition provisions of the exposure draft and SFAS 123. Depending on the model used to calculate stock-based compensation expense in the future, that disclosure may not prove indicative of the stock-based compensation expense to be recognized in future financial statements.
NOTE 2. LEASES
     The Company, which was originally resident in Rhode Island, had undertaken direct financing transactions with the State of Rhode Island and received proceeds from the issuance of industrial revenue bonds totaling $5,000,000 to finance the construction of a pilot manufacturing facility related to its former encapsulated cell technology. The related leases are structured such that lease payments will fully fund all semiannual interest payments and annual principal payments through maturity in August 2014. Interest rates vary with the respective bonds’ maturities, ranging currently from 8.1% to 9.5%. The outstanding principal at June 30, 2005 was approximately $1,730,000. The bonds contain certain restrictive covenants, which limit among other things, the payment of cash dividends and the sale of the related assets.
     The Company entered into a fifteen-year lease for a laboratory facility in connection with a sale and leaseback arrangement in 1997. The lease has escalating rent payments and accordingly, the Company is recognizing rent expense on a straight-line basis. At December 31, 2004 and June 30, 2005, the Company had deferred rent liability for this facility of $1,177,000 and $1,192,000 respectively; the deferred rent liability is presented as part of the wind-down accrual.
     Although the Company previously discontinued activities relating to encapsulated cell technology, the Company remains obligated under the leases for the pilot manufacturing facility and the laboratory facility. The Company has succeeded in subleasing the pilot manufacturing facility and part of the laboratory facility. The aggregate income received by the Company is significantly less than the Company’s aggregate obligations under the leases, and the Company’s continued receipt of rental income is dependent on the financial ability of the occupants to comply with their obligations under the subleases. The Company continues to seek to sublet the vacant portions of the Rhode Island facilities, to assign or sell its interests in all of these properties, or to otherwise arrange for the termination of its obligations under the lease obligations on these facilities. There can be no assurance, however, that the Company will be able to dispose of these properties in a reasonable time, if at all, or to terminate its lease obligations without the payment of substantial consideration
     As of February 1, 2001, the Company entered into a 5-year lease for a 40,000 square foot facility located in the Stanford Research Park in Palo Alto, CA. The facility includes space for animals, laboratories, offices, and a GMP (Good Manufacturing Practices) suite. GMP facilities can be used to manufacture materials for clinical trials. On December 19, 2002 the Company negotiated an amendment to the lease, which resulted in reducing the average annual rent over the remaining term of the lease from approximately $3.7 million to $2.0 million. As part of the amendment the Company issued a letter of credit on January 2, 2003 for $503,079, which was an addition to the letter of credit in the amount of $275,000 issued at commencement of the lease, to serve as a deposit for the duration of the lease. The Company negotiated an amendment to the lease effective April 1, 2005, which extends the term of the lease through March 31, 2010, includes an immediate reduction in the rent per square foot, and provides for an expansion of the leased premises by approximately 28,000 additional square feet effective July 1, 2006. In addition, the Company has sublet some of the additional space for the period from April 1, 2005 through June 30, 2006. The average annual rent for the period commencing April 1, 2005 to March 31, 2010 will be approximately $2 million before subtenant income. As the lease involves escalating rent payments, the Company is recognizing rent expense on a straight-line basis. At December 31, 2004 and June 30, 2005, the Company had deferred rent liability for this facility of $524,000 and $567,000 respectively. At June 30, 2005 the Company has space-sharing agreements covering in total approximately 13,000 square feet of the 40,000 square foot facility. The Company receives the amount of base rent plus the proportionate share of the operating expenses that it pays for such space over the term of these agreements.

NOTE 3. RELOCATION TO CALIFORNIA FROM RHODE ISLAND
     In October 1999 the Company relocated to California from Rhode Island and established a wind down reserve for the estimated lease payments and operating costs of the Rhode Island facilities through an expected disposal date of June 30, 2000. The Company did not fully sublet the Rhode Island facilities in 2000. Even though it is the intent of the Company to dispose the facility at the earliest possible time, it cannot determine with certainty a fixed date by which such disposal will occur. In light of this uncertainty, based on estimates, the Company periodically re-evaluates and adjusts the reserve. The Company considers various factors such as the Company’s lease payments through to the end of the lease, operating expenses, the current real estate market in Rhode Island, and estimated subtenant income based on occupancy both actual and projected. At December 31, 2004 the reserve was $4,350,000. The Company incurred $586,000 in operating expenses for the six month period ending June 30, 2005, which was recorded against the reserve. After evaluating the afore-mentioned factors the Company re-evaluated its estimate to $4,568,000 and $5,482,000 at March 31, 2005 and June 30, 2005 respectively, by booking an additional $521,000 and $1,197,000 respectively as wind-down expenses.
Wind-down reserve

	January to March	April to June 30,	January to June 30,
	31, 2005	2005	2005

Accrued wind-down reserve at beginning of period	$4,350,000	$4,568,000	$4,350,000
Less actual expenses recorded against estimated reserve during the period	(303,000)	(283,000)	(586,000)
Additional expense recorded to revise estimated reserve at period-end	521,000	1,197,000	1,718,000

Revised reserve at period-end	4,568,000	5,482,000	5,482,000
Add deferred rent at period end (Note 2)	1,185,000	1,192,000	1,192,000

Total accrued wind-down expenses at period-end (current and non current portion)	$5,753,000	$6,674,000	$6,674,000

Accrued wind-down expenses

Current portion	$1,034,000	$1,095,000	$1,095,000

Non current portion	4,719,000	5,579,000	5,579,000

Total accrued wind-down expenses	$5,753,000	$6,674,000	$6,674,000

NOTE 4. GRANTS
     In September 2003 the Company was awarded a one year, $342,000, Small Business Innovation Research grant from the National Institute of Neurological Disease and Stroke (NINDS), to further its work in the treatment of spinal cord injuries. For this award, the Company has recognized revenue of $143,000 in 2003, and $93,000 in 2004. No revenue from this grant was recognized in 2005 as the remaining $107,000 was paid to a subcontractor. In September 2004, the National Institutes of Health (NIH) awarded the Company a Small Business Technology Transfer grant of $464,000 for studies in Alzheimer’s disease, consisting of $308,000 for the first year and $156,000 for the remainder of the grant term, September 2005 through March 2006. The studies will be conducted by Dr. George A. Carlson of the McLaughlin Research Institute (MRI) in Great Falls, Montana, which will receive approximately $222,000 of the total award. The balance will be recognized by the Company as grant revenue as and when resources are expended for this study. The Company recognized $26,000 in the last quarter of 2004 and $52,000 for the six month period ended June 30, 2005.

NOTE 5. STOCKHOLDERS’ EQUITY
     During the six-month period ended June 30, 2005, warrants issued as part of the June 16, 2004 financing arrangement were exercised to purchase an aggregate of 258,342 shares of the Company’s common stock at $1.90 per share. The Company issued 258,342 shares of its common stock and received proceeds of $490,850. In May 2005, warrants issued as part of a Stock Purchase Agreement dated May 7, 2003, were exercised to purchase an aggregate of 800,000 shares of the Company’s common stock at $1.50 per share. The Company issued 800,000 shares of its common stock and received proceeds of $1,200,000. Also in January 2005, 79,899 shares of unregistered stock (which the Company has no obligation to register) were issued upon the cashless exercise by the holder of a warrant acquired as partial compensation for services to the Company.
     On April 13, 2000 the Company issued 1,500 shares of 6% cumulative convertible preferred stock plus adjustable warrants to two members of its Board of Directors. The preferred shares were converted into common shares in 2002. In March 2005, one of the members exercised his adjustable warrant in full for 72,252 shares at $3.42 per share. The Company issued 72,252 shares and received proceeds of $247,000. In May 2005 the other member through a cashless exercise, exercised in full, his adjustable warrant for 72,252 shares for which, the Company issued 10,784 shares.
     For the six month period ended June 30, 2005, the Company issued 194,475 shares from activity related to its stock option plans. The following table presents the activity of the Company’s stock option plans for the six month period ended June 30, 2005:

	2005
		Weighted
		Average Exercise
	Options	Price
Outstanding at January 1	6,682,201	$2.67
Granted	384,895	$4.08
Exercised	(194,475)	$1.62
Canceled	(130,834)	$2.27

Outstanding at June 30	6,741,787	$2.79

Options exercisable at June 30	3,687,643	$2.97

NOTE 6. SUBSEQUENT EVENTS
     On July 1, 2005, the Company entered a license agreement with ReNeuron Limited, a privately-owned UK biotech corporation, permitting ReNeuron to use the Company’s neural stem cell technology only in connection with ReNeuron’s “c-mycER” conditionally immortalized adult human neural stem cell technology. In return for the license, StemCells received an equity interest in ReNeuron and a cross-license to the exclusive use of ReNeuron’sc-mycER technology for certain diseases and conditions, including lysosomal storage diseases, spinal cord injury, cerebral palsy and multiple sclerosis. ReNeuron will supply cells for StemCells use under the cross-license. The agreement also provides for royalties and milestone payments by each party on the achievement of various goals under the license and cross-license. The agreement is attached as an exhibit to this Report.
     In July 2005, warrants issued as part of the June 16, 2004 financing arrangement, were exercised to purchase an aggregate of 351,710 of the Company’s common stock at $1.90 per share. The Company issued 351,710 shares of its common stock and received proceeds of $668,249.

     ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion of our financial condition and the results of our operations for the three and six month periods ended June 30, 2005 and 2004 should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related footnotes thereto.
     This report contains forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act that involve substantial risks and uncertainties. Such statements include, without limitation, all statements as to expectation or belief and statements as to our future results of operations, the progress of our research, product development and clinical programs, the need for, and timing of, additional capital and capital expenditures, partnering prospects, costs of manufacture of products, the protection of and the need for additional intellectual property rights, effects of regulations, the need for additional facilities and potential market opportunities, expectations regarding ReNeuron’s technology, the Company’s ability to develop products using the ReNeuron technology, the likelihood of obtaining milestone or royalty payments from ReNeuron under the license agreement, the likelihood of any future collaborations with ReNeuron, and the value of the Company’s equity interest in ReNeuron. Our actual results may vary materially from those contained in such forward-looking statements because of risks to which we are subject, including uncertainty as to whether the U.S. Food and Drug Administration will remove the clinical hold on our proposed initial clinical trial and permit us to proceed to clinical testing despite the novel and unproven nature of the Company’s technology; the risk that, even if approved, our initial clinical trial could be substantially delayed beyond its expected dates or cause us to incur substantial unanticipated costs; uncertainties regarding the our ability to obtain the capital resources needed to continue our current research and development operations and to conduct the research, preclinical development and clinical trials necessary for regulatory approvals; the risk of failure to obtain a corporate partner or partners to support the development of our stem cell programs, the uncertainty regarding the outcome of the Phase I clinical trial and any other trials the Company may conduct in the future; the uncertainty regarding the validity and enforceability of issued patents; the uncertainty whether any products that may be generated in the Company’s stem cell programs will prove clinically effective and not cause tumors or other side effects; the uncertainty whether the Company will achieve revenues from product sales or become profitable; uncertainties regarding the Company’s obligations in regard to its former facilities in Rhode Island; obsolescence of our technology; competition from third parties; intellectual property rights of third parties; litigation and other risks to which we are subject. Before you invest in our common stock, you should be aware that the occurrence of the events described in the “Cautionary Factors Relevant to Forward Looking Information” and “Business” sections included in our Form 10-K report as of December 31, 2004 could harm our business, operating results and financial condition. All forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements and risk factors contained or referred to herein.
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
Stock-Based Compensation
     As permitted by the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” and Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” our employee stock option plan is accounted for under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” We grant qualified stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. In these circumstances in accordance with APB 25, we recognize no compensation expense for qualified stock option grants. We also issue non-qualified stock options for a fixed number of shares to employees with an exercise price less than the fair market value of the shares at the date of grant. When such options vest, we recognize the difference between the exercise price and fair market value as compensation expense in accordance with APB 25. Note 9 of the Notes to the Consolidated Financial Statements, included in our 2004 Annual Report on Form 10-K, describes our equity compensation plans, and Note 1 of the Notes to the Condensed Consolidated Financial Statements elsewhere in this report contains a summary of the pro forma effects to reported net loss and loss per share for the three and six months ended June 30, 2005 and 2004 as if we had elected to recognize compensation cost based on the fair value of the options granted at grant date, as prescribed by SFAS 123. We account for certain stock options granted to non-employees in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) 96-18 — accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods or services, and accordingly, we recognize as expense the estimated fair value of such options as calculated using the Black-Scholes valuation model, and as re-measured during the service period. Fair value is determined using methodologies allowable by SFAS No. 123. The cost is amortized over the vesting period of each option or the recipient’s contractual arrangement, if shorter.

     In December 2004, FASB issued SFAS 123R (revised 2004),” Share-Based Payment”. This Statement is a revision of SFAS 123, “Accounting for Stock-Based Compensation” and amends SFAS No. 95, “Statement of Cash Flows”. This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS 123R covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The new standard is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Based on the afore mentioned effective date, we will begin expensing stock options granted to our employees in our Statement of Operations using a fair-value based method effective the period beginning January 1, 2006. Adoption of the expensing requirements will reduce the Company’s reported earnings.
Research and Development Costs
     We expense all research and development costs as incurred. Research and Development costs include costs of personnel, external services, supplies, facilities and miscellaneous other costs.
Wind-down and Exit Costs
     In connection with the wind-down of our operations in Lincoln, Rhode Island, and the relocation of our activities and corporate headquarters to California, in October 1999, we provided a reserve for our estimate of the exit cost obligation in accordance with EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” As the lease for our former research facility in Rhode Island terminates in 2013, we will adjust our reserve on an ongoing basis by reevaluating our estimated costs to exit this facility. The estimates are based on assumptions and experience relevant to the real estate market conditions for the facility. Such re-evaluation will include lease payments over the lease term, occupancy and sublease rental rates, and facility operating expenses. We are seeking to sublease, assign, sell or otherwise divest itself of our interest in the facility at the earliest possible time, but we cannot determine with certainty a fixed date by which such events will occur, if at all.
RESULTS OF OPERATIONS
Three months ended June 30, 2005 and 2004

	2005	2004	Change from previous year
			$	%

Revenue:
Revenue from grants	$26,092	—	$26,092
Revenue from licensing agreements	10,677	$5,837	4,840	83%

Total revenue	$36,769	$5,837	$30,932	530%
     For the three months ended June 30, 2005 revenue from grants and licensing agreements totaled approximately $37,000 of which $26,000 was part of a $464,000 Small Business Technology Transfer grant for studies in Alzheimer’s disease and approximately $11,000 in licensing revenue. For the three months ended June 30, 2004, no revenue from grants was recognized and revenue from licensing agreements totaled approximately $6,000.

	2005	2004	Change from previous year
			$	%

Operating expenses:
Research and development	$2,102,362	$1,939,415	$162,947	8%
General and administrative	821,276	877,158	(55,882)	(6)%
Wind-down expenses	1,197,226	467,574	729,652	156%

Total operating expenses	$4,120,864	$3,284,147	$836,717	25%

     Research and development expenses totaled approximately $2,102,000 for the three months ended June 30, 2005, compared with approximately $1,939,000 for the same period in 2004. The increase of $163,000 or approximately 8% from 2004 to 2005 was primarily attributable to the costs associated with a higher head count in the three-month period ended June 30, 2005 as compared to the same period in 2004. At June 30, 2005, we had thirty full-time employees working in research and development and laboratory support services as compared to twenty-four at June 30, 2004. The increase in expenses was offset by a decrease in expenses for external services in 2005 as compared to 2004. In 2004, our external services included required toxicology studies and other outside services in preparing the submission of our first IND to the FDA, to evaluate the safety and efficacy of our human neural stem cells as a treatment for Batten disease.
     General and administrative expenses were approximately $821,000 for the three months ended June 30, 2005, compared with approximately $877,000 for the same period in 2004. The decrease of $56,000 or approximately 6%, from 2004 to 2005 was primarily attributable to a credit received in the current quarter for the cost of external services incurred in the evaluation and testing of our internal financial control systems, offset by higher costs attributable to an increase in head count required in part, to meet the requirements of and be in compliance with the new Securities and Exchange Commission rules issued under section 404 of the Sarbanes-Oxley Act.
     In 1999, in connection with exiting our former research facility in Rhode Island, we created a reserve for the estimated lease payments and operating expenses related to it. The reserve has been re-evaluated and adjusted based on assumptions relevant to real estate market conditions and the estimated time until we could either fully sublease, assign or sell our remaining interests in the property. At March 31, 2005 the reserve was $4,568,000. For the three months ended June 30, 2005, expenses of $283,000 net of subtenant income was recorded against this reserve. At June 30, 2005 we re-evaluated the estimate and adjusted the reserve to $5,482,000 by recording an additional $1,197,000 as wind-down expenses. Wind-down expenses for the same period in 2004 were $468,000. Expenses for this facility will fluctuate based on changes in tenant occupancy rates and other operating expenses related to the lease. Even though it is our intent to sublease, assign, sell or otherwise divest ourselves of our interests in the facility at the earliest possible time, we cannot determine with certainty a fixed date by which such events will occur, if at all. In light of this uncertainty, based on estimates, we will periodically re-evaluate and adjust the reserve, as necessary.

	2005	2004	Change from previous year
			$	%

Other income (expense):
Interest income	$261,389	$27,283	$234,106	858%
Interest expense	(45,345)	(49,436)	4,091	8%
Other income (expense)	(235)	(2,184)	1,949	89%

Total other income (expense)	$215,809	$(24,337)	$240,146	987%
     Interest income for the three months ended June 30, 2005 and 2004 was approximately $261,000 and $27,000 respectively. The increase in interest income in 2005 was primarily attributable to a higher average investment balance. Interest expense for the three months ended June 30, 2005 and 2004 was approximately $45,000 and $49,000 respectively. The decrease in interest expense in 2005 was attributable to lower outstanding debt and capital lease balances in 2005 compared to 2004. Other expenses include state franchise taxes paid.
Six months ended June 30, 2005 and 2004

	2005	2004	Change from previous year
			$	%

Revenue:
Revenue from grants	$52,184	$92,593	$(40,409)	(44)%
Revenue from licensing agreements	19,906	6,336	13,570	214%

Total revenue	$72,090	$98,929	$(26,839)	(27)%

     For the six months ended June 30, 2005 revenue from grants and licensing agreements totaled approximately $72,000 of which $52,000 was part of a $464,000 Small Business Technology Transfer grant for studies in Alzheimer’s disease and approximately $20,000 in licensing revenue. For the six months ended June 30, 2004, revenue from grants and licensing agreements totaled approximately $99,000 of which $93,000 was part of the $342,000 Small Business Innovation Research grant from the National Institute of Neurological Disease and Stroke, and $6,000 in licensing revenue.

	2005	2004	Change from previous year
			$	%

Operating expenses:
Research and development	$3,927,293	$3,807,341	$119,952	3%
General and administrative	2,120,480	1,740,988	379,492	22%
Wind-down expenses	1,718,200	598,143	1,120,057	187%

Total operating expenses	$7,765,973	$6,146,472	$1,619,501	26%
     Research and development expenses totaled approximately $3,927,000 for the six months ended June 30, 2005, compared with approximately $3,807,000 for the same period in 2004. The increase of $120,000 or approximately 3% from 2004 to 2005 was primarily attributable to the costs associated with a higher head count in the six-month period ended June 30, 2005 as compared to the same period in 2004. At June 30, 2005, we had thirty full-time employees working in research and development and laboratory support services as compared to twenty-four at June 30, 2004. The increase in expenses was offset by a decrease in expenses for external services in 2005 as compared to 2004. In 2004, our external services included required toxicology studies and other outside services in preparing the submission of our first IND to the FDA, to evaluate the safety and efficacy of our human neural stem cells as a treatment for Batten disease.
     General and administrative expenses were approximately $2,120,000 for the six months ended June 30, 2005, compared with approximately $1,740,000 for the same period in 2004. The increase of $379,000 or approximately 22%, from 2004 to 2005 was primarily attributable to the cost of external services incurred in the evaluation and testing of our internal financial control systems so as to meet the requirements of and be in compliance with the new Securities and Exchange Commission rules issued under section 404 of the Sarbanes-Oxley Act. The increase in general and administrative expenses was also attributable to costs related to an increase in head count and recruiting.
     In 1999, in connection with exiting our former research facility in Rhode Island, we created a reserve for the estimated lease payments and operating expenses related to it. The reserve has been re-evaluated and adjusted based on assumptions relevant to real estate market conditions and the estimated time until we could either fully sublease, assign or sell our remaining interests in the property. At December 31, 2004 the reserve was $4,350,000. For the six month period ended June 30, 2005, expenses of $586,000 net of subtenant income were recorded against this reserve. At March 31, 2005 and June 30, 2005, we re-evaluated the estimate and adjusted the reserve to $4,568,000 and $5,482,000, respectively, by recording an additional $521,000 at March 31, 2005 and $ 1,197,000 at June 30, 2005 for an aggregate of $1,718,000 as wind-down expenses. Aggregate wind-down expenses for the same six-month period ended June 30, 2004 were $598,000. Expenses for this facility will fluctuate based on changes in tenant occupancy rates and other operating expenses related to the lease. Even though it is our intent to sublease, assign, sell or otherwise divest ourselves of our interests in the facility at the earliest possible time, we cannot determine with certainty a fixed date by which such events will occur, if at all. In light of this uncertainty, based on estimates, we will periodically re-evaluate and adjust the reserve, as necessary.

	2005	2004	Change from previous year
			$	%

Other income (expense):
Interest income	$489,152	$76,410	$412,742	540%
Interest expense	(91,756)	(98,931)	7,175	7%
Other income (expense)	(20,632)	(3,195)	(17,437)	(546)%

Total other income (expense)	$376,764	$(25,716)	$402,480	1,565%

     Interest income for the six months ended June 30, 2005 and 2004 was approximately $489,000 and $76,000 respectively. The increase in interest income in 2005 was primarily attributable to a higher average investment balance. Interest expense for the six months ended June 30, 2005 and 2004 was approximately $92,000 and $99,000 respectively. The decrease in interest expense in 2005 was attributable to lower outstanding debt and capital lease balances in 2005 compared to 2004. Increase in other expense from approximately $3,000 to $26,000 was primarily attributable to an increase in franchise tax paid to the State of Delaware as a result of a higher total value of assets in 2005 as compared to 2004.
Liquidity and Capital Resources
     Since our inception, we have financed our operations through the sale of common and preferred stock, the issuance of long-term debt and capitalized lease obligations, revenues from collaborative agreements, research grants and interest income.
     We had cash and cash equivalents totaling $36,396,000 at June 30, 2005. Cash equivalents are invested in US Treasuries with maturities of less than 90 days. The table below summarizes our cash flows for the respective six month periods.

	2005	2004	Change from previous year
			$	%

Net cash used in operating activities	$(6,480,046)	$(5,586,420)	$(893,626)	(16)%
Net cash used in investing activities	(285,280)	(63,380)	(221,900)	(350)%
Net cash provided (used) by financing activities	2,101,339	18,590,230	(16,488,891)	(89)%

Increase (decrease) in cash and cash equivalents	$(4,663,987)	$12,940,430	$(17,604,417)	(136)%
     We used $6,480,000 and $5,586,000 of cash in operating activities for the six months ended June 30, 2005 and 2004 respectively. The increase in cash used in operating activities in 2005 in comparison to the same period in 2004 was primarily attributable to the increase in operating expenses attributable to the costs associated with a higher head count including recruiting fees, the cost of external services incurred in the evaluation and testing of our internal financial control systems so as to meet the requirements of and be in compliance with the new Securities and Exchange Commission rules issued under section 404 of the Sarbanes-Oxley Act, prepayment of our Directors and Officers Insurance Policy and the payout of higher bonus and external service accruals in 2005 as compared to 2004. The increase in expenses was offset by a decrease in expenses for our external services related to toxicology studies and other outside services required in preparing the submission of our first IND to the FDA, to evaluate the safety and efficacy of our human neural stem cells as a treatment for Batten disease.
     We used $285,000 and $63,000 of cash in investing activities for the six months ended June 30, 2005 and 2004 respectively. The increase in cash used in investing activities in 2005 in comparison to the same period in 2004 was primarily attributable to an increase in capital expenditures primarily for lab and support equipment and a payment towards a licensing agreement.
     For the six-month period ended June 30, 2005 cash provided by financing activities was primarily attributable to the exercise of warrants. A total of 1,282,745 warrants were exercised for gross proceeds of $1,938,000 (See Note 5 to the financial statements for further details on these transactions). For the same period in 2004 cash provided by financing activities was primarily attributable to the June 16, 2004 financing in which we issued 13,160,000 shares for a net amount of approximately $19,000,000.
     On October 26, 2004, the Company entered into an agreement with institutional investors with respect to the registered direct placement of 7,500,000 shares of its common stock at a purchase price of $3.00 per share, for gross proceeds of $22,500,000. C.E. Unterberg, Towbin LLC (Unterberg) and Shoreline Pacific, LLC (Shoreline) served as placement agents for the transaction. The Company sold these shares under a shelf registration statement previously filed with and declared effective by the U.S. Securities and Exchange Commission. For acting as our placement agent Unterberg and Shoreline received fees of approximately $1,350,000 and expense reimbursement of approximately $40,000. No warrants were issued as part of this financing transaction.
     On June 16, 2004, we entered into a definitive agreement with institutional and other accredited investors with respect to the private placement of approximately 13,160,000 shares of our common stock at a purchase price of $1.52 per share, for gross proceeds of approximately $20,000,000. Investors also received warrants exercisable for five years to purchase approximately 3,290,000 shares of common stock at an exercise price of $1.90 per share. Unterberg served as placement agent for the transaction. For acting as our placement agent Unterberg, received fees totaling $1,200,192, expense reimbursement of approximately $25,000 and a five year warrant to purchase 526,400 shares of our common stock at an exercise price of $1.89 per share.
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
     We continue to have outstanding obligations in regard to our former facilities in Lincoln, Rhode Island, and expect to pay in 2005, based on past experience and current assumptions, approximately $1,000,000 in lease payments and other operating expenses net of subtenant income. We have subleased a portion of these facilities and are actively seeking to sublease, assign or sell our remaining interests in these facilities. Failure to do so within a reasonable period of time will have a material adverse effect on our liquidity and capital resources.

     The following table summarizes our future contractual cash obligations (including both Rhode Island and California leases, but excluding interest income and sub-lease income):

		Payable in
		the
		remainder
		of fiscal
		(July to					Payable in
		December)	Payable in	Payable in	Payable in	Payable in	2010 and
	Total	2005	2006	2007	2008	2009	beyond

Capital lease payments	$2,601,422	$234,297	$445,486	$332,545	$244,531	$244,572	$1,099,991
Operating lease payments	19,106,802	1,260,374	2,831,930	3,165,162	3,469,017	3,536,843	4,843,476

Total contractual cash obligations	$21,708,224	$1,494,671	$3,277,416	$3,497,707	$3,713,548	$3,781,415	$5,943,467

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
     During the most recent quarter, there were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, these controls of the Company. As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, management was unable to conclude that the Company’s internal controls over financial reporting were then effective, as a result of a material weakness resulting from a lack of segregation of duties. We are continuing to evaluate and test the operating effectiveness of our internal controls over financial reporting.
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
DEFAULTS UPON SENIOR SECURITIES
None

PART II – ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On May 10, 2005, we held our Annual Meeting of Shareholders. Irving Weissman, M.D., and Ricardo Levy, Ph.D., were re-elected to the Board as Class II directors, with terms expiring in 2008. The remaining members of the Board, whose terms continued after the Annual Meeting, are Eric Bjerkholt, MBA, Roger Perlmutter, M.D., Ph.D., John Schwartz, Ph.D., and Martin McGlynn, President and CEO of StemCells. The shareholders also ratified the selection of Grant Thornton LLP as StemCells’ independent public accountants for the fiscal year ending December 31, 2005.
The number of proxies finally tabulated represented 55,712,353 of the 62,498,244 eligible shares, or 89.14 percent of eligible shares. The votes on each of the proposals were as follows:

		Authority
	For	Withheld	Against	Abstain	No
Election of Irving Weissman, M.D., as director	55,399,776	312,577
Election of Ricardo Levy, Ph.D., as director	55,363,833	348,520
Ratification of Grant Thornton LLP as independent accountants for 2005	55,362,812		208,811	140,729	1
PART II — ITEM 5
OTHER INFORMATION
     There were no matters required to be disclosed in a current report on Form 8-K during the fiscal quarter covered by this report that were not so disclosed.
PART II — ITEM 6
EXHIBITS
Exhibit 10.71 – License Agreement between StemCells, Inc. and ReNeuron Limited
Exhibit 31.1 — Certification of Martin McGlynn under Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2 — Certification of Judi Lum under Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 — Certification of Martin McGlynn Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2 — Certification of Judi Lum Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEMCELLS, INC.
(name of Registrant)

July 28, 2005	/s/ Judi Lum
Judi Lum Chief Financial Officer

EXHIBIT INDEX
Exhibit 10.71 – License Agreement between StemCells, Inc. and ReNeuron Limited
Exhibit 31.1 — Certification of Martin McGlynn under Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2 — Certification of Judi Lum under Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 — Certification of Martin McGlynn Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2 — Certification of Judi Lum Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002