Form 10-Q/A
period 2005-06-30
STEMCELLS INC
filed 2005-08-01
CIK 883975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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

Explanatory Note
This Form 10-Q/A amends our Form 10-Q for the quarter ended June 30, 2005, which was filed with the Securities and Exchange Commission on Friday, July 29, 2005. We are filing this Form 10-Q/A to clarify that confidential treatment has been requested for portions of Exhibit 10.71 to the Form 10-Q. There are no updates or other changes to the Form 10-Q, which is otherwise being refiled in its entirety as originally filed.

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
PART II — ITEM 6
EXHIBITS
Exhibit 10.71* – License Agreement between StemCells, Inc. and ReNeuron Limited
Exhibit 31.1 — Certification of Martin McGlynn under Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2 — Certification of Judi Lum under Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 — Certification of Martin McGlynn Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2 — Certification of Judi Lum Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*Confidential treatment requested for portions of this exhibit. An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEMCELLS, INC.
(name of Registrant)

July 29, 2005	/s/ Judi Lum
Judi Lum Chief Financial Officer

EXHIBIT INDEX
Exhibit 10.71* — License Agreement between StemCells, Inc. and ReNeuron Limited
Exhibit 31.1 — Certification of Martin McGlynn under Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2 — Certification of Judi Lum under Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 — Certification of Martin McGlynn Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2 — Certification of Judi Lum Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Confidential treatment requested for portions of this exhibit. An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.