Form 10-Q
period 2005-09-30
STEMCELLS INC
filed 2005-10-28
CIK 883975

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2005	Commission File Number: 0-19871
STEMCELLS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	94-3078125

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	identification No)
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)
Yes ☐ No ☑
At October 26, 2005, there were 64,705,670 shares of Common Stock, $.01 par value, issued and outstanding.

STEMCELLS, INC.

PART I — ITEM 1 — FINANCIAL STATEMENTS
STEMCELLS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,970,584	$41,059,532
Receivables	151,661	180,963
Other current assets	446,914	209,074

Total current assets	35,569,159	41,449,569

Marketable securities	3,820,963	—
Property, plant and equipment, net	3,386,880	3,424,294
Other assets, net	2,679,166	2,753,419

Total assets	$45,456,168	$47,627,282

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$550,238	$524,917
Accrued expenses	851,537	1,547,370
Accrued wind-down expenses, current portion	1,151,116	1,013,460
Capital lease obligations, current portion	54,676	52,843
Bonds payable, current portion	251,667	244,167

Total current liabilities	2,859,234	3,382,757

Capital lease obligations less current maturities	—	41,065
Bonds payable, less current maturities	1,416,250	1,605,417
Deposits & other long-term liabilities	514,953	610,126
Accrued wind-down expenses, non-current portion	5,569,038	4,514,569
Deferred rent	710,318	523,801

Total liabilities	11,069,793	10,677,735

Stockholders’ equity:
Common stock, $.01 par value; 125,000,000 shares authorized; 64,430,494 and 62,129,407 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	644,304	621,293
Additional paid in capital	215,512,017	211,419,300
Accumulated deficit	(181,616,026)	(174,205,214)
Accumulated other comprehensive loss	(153,920)	—
Deferred compensation	—	(885,832)

Total stockholders’ equity	34,386,375	36,949,547

Total liabilities and stockholders’ equity	$45,456,168	$47,627,282

See accompanying notes to condensed consolidated financial statements .

PART I — ITEM 1 — FINANCIAL STATEMENTS
STEMCELLS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue:
Revenue from grants and licensing agreements	$91,255	$4,541	$163,345	$103,470

Total revenue	91,255	4,541	163,345	103,470
Operating expenses:
Research and development	2,526,542	2,075,025	6,453,835	5,882,366
General and administrative	1,359,463	904,104	3,479,943	2,645,092
Wind-down expenses	297,184	1,345,564	2,015,384	1,943,707

Total operating expenses	4,183,189	4,324,693	11,949,162	10,471,165

Loss from operations	(4,091,934)	(4,320,152)	(11,785,817)	(10,367,695)

Other income (expense):
Interest income	301,255	82,531	790,407	158,942
Interest expense	(42,021)	(46,093)	(133,777)	(145,025)
License and settlement agreement, net	3,747,601	—	3,747,601	—
Other income (expense)	(8,594)	(53,886)	(29,226)	(57,081)

Total other income (expense)	3,998,241	(17,448)	4,375,005	(43,164)

Net loss applicable to common stockholders	($93,693)	($4,337,600)	($7,410,812)	($10,410,859)

Net loss per share applicable to common stockholders; basic and diluted	($0.00)	($0.08)	($0.12)	($0.23)

Weighted average shares used to compute net loss per share applicable to common stockholders; basic and diluted	64,179,563	54,232,231	63,226,214	46,132,704
See accompanying notes to condensed consolidated financial statements.

PART I — ITEM 1 — FINANCIAL STATEMENTS
STEMCELLS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended
	September 30,
	2005	2004
Cash flows from operating activities:

Net loss	($7,410,812)	($10,410,859)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	834,135	769,402
Amortization of deferred compensation	354,624	8,482
Stock-based compensation expense	550,649	174,650
Loss on disposal of fixed assets	1,377	50,045
Unrealized income from license and settlement agreement, net	(3,974,883)	—
Changes in operating assets and liabilities:
Accrued interest receivable	(31,215)	(20,566)
Receivables	60,517	93,545
Other current assets	(237,840)	(38,929)
Other assets, net	52,947	—
Accounts payable and accrued expenses	(670,512)	736,415
Accrued wind-down expenses	1,192,125	1,090,165
Deposits received (refunded)	(95,173)	—
Deferred rent	186,517	(279,300)

Net cash used in operating activities	(9,187,544)	(7,826,950)

Cash flows from investing activities:
Purchase of property, plant and equipment	(696,793)	(581,194)
Acquisition of licenses	(80,000)	(15,000)

Net cash used in investing activities	(776,793)	(596,194)

Cash flows from financing activities:

Proceeds from the exercise of stock options	343,165	—
Proceeds from the exercise of warrants	3,753,123	—
Proceeds from issuance of common stock, net	—	18,659,837
Repayment of capital lease obligations	(39,232)	—
Repayment of debt obligations	(181,667)	(177,083)

Net cash provided by financing activities	3,875,389	18,482,754

Increase (decrease) in cash and cash equivalents	(6,088,948)	10,059,610
Cash and cash equivalents, beginning of period	41,059,532	13,081,703

Cash and cash equivalents, end of period	$34,970,584	$23,141,313

Supplemental disclosure of cash flow information:
Interest paid	$133,777	$145,025

Stock issued for licensing agreements		$15,000
See accompanying notes to condensed consolidated financial statements

PART I — ITEM 1. — FINANCIAL STATEMENTS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2005 and 2004
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     The terms “StemCells,” the “Company,” “our,” “we” and “us” as used in this report refer to StemCells Inc. The accompanying unaudited, condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Results of operations for the nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2005.
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
Net Loss Per Share
     The Company has computed net loss per common share according to the Financial Accounting Standards Board Statement (“SFAS”) No. 128, “Earnings Per Share,” which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities, and is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the impact of potentially dilutive securities and is computed using the weighted average of common and diluted equivalent stock options, warrants and convertible securities outstanding during the period. Stock options, warrants and convertible securities that are anti-dilutive are excluded from the calculation of diluted loss per common share.

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss applicable to common stockholders	$(93,693)	$(4,337,600)	(7,410,812)	$(10,410,859)
Weighted average shares used in computing net loss per share applicable to common stockholders, basic and diluted	64,179,563	54,232,231	63,226,214	46,132,704
Net loss per share applicable to common stockholders, basic and diluted	$(0.00)	$(0.08)	$(0.12)	$(0.23)
The Company has excluded outstanding stock options, warrants and convertible securities from the calculation of diluted loss per common share because all such securities are anti-dilutive for all applicable periods presented. These outstanding securities consist of the following potential common shares:

	Outstanding at September 30,
	2005	2004
Outstanding options	6,641,401	6,222,389
Outstanding warrants	3,341,212	6,038,430
Total	9,982,613	12,260,819
Stock-Based Compensation
     The Company’s stock-based employee compensation is accounted for under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” The Company grants qualified stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. In accordance with APB 25, the Company recognizes no compensation expense for qualified stock option grants. The Company also issues non-qualified stock options for a fixed number of shares to employees with an exercise price less than the fair market value of the shares at the date of grant. In accordance with APB 25, as such options vest, the Company recognizes the difference between the exercise price and fair market value as compensation expense.
     For purposes of disclosures pursuant to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” (“SFAS 148”), the estimated fair value of options is amortized to expense over the options’ vesting period. Although the Company’s stock-based employee compensation is accounted for under APB 25, the following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss applicable to common stockholders – as reported	$(93,693)	$(4,337,600)	$(7,410,812)	$(10,410,859)
Add: Stock-based employee/director compensation expense included in reported net loss	—	—	—	33,868

Deduct: Total stock-based employee/director compensation expense under the fair value based method for all awards	(507,833)	(168,124)	(746,525)	(588,613)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss applicable to common stockholders – pro forma	$(601,526)	$(4,505,724)	$(8,157,337)	$(10,965,604)
Basic and diluted net loss per share applicable to common stockholders as reported	$(0.00)	$(0.08)	$(0.12)	$(0.23)
Basic and diluted net loss per share applicable to common stockholders – pro forma	$(0.01)	$(0.08)	$(0.13)	$(0.24)
Shares used in basic and diluted loss per share applicable to common stockholder amounts	64,179,563	54,232,231	63,226,214	46,132,704
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
     In December 2004, FASB issued SFAS No. 123R (revised 2004),” Share-Based Payment” (“SFAS 123R”). This Statement is a revision of SFAS 123 and amends SFAS No. 95, “Statement of Cash Flows” and supersedes APB 25 and its related implementation guidance. SFAS 123R covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The new standard is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005 and pro forma disclosure of fair value recognition will no longer be an alternative. Based on the aforementioned effective date, the Company will begin expensing stock options granted to its employees in its Statement of Operations using a fair-value based method effective the period beginning January 1, 2006. The Company intends to use the modified prospective method: Compensation cost is recognized beginning with the effective date of adoption (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date of adoption and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of adoption that remain unvested on the date of adoption. Adoption of the expensing requirements will increase the Company’s operating expenses.
Revenue Recognition
     Revenues from collaborative agreements and grants are recognized as earned upon either the incurring of reimbursable expenses directly related to the particular research project or the completion of certain development milestones as defined within the terms of the collaborative agreement. Payments received in advance of research performed are designated as deferred revenue. Fees associated with substantive at risk, performance-based milestones are recognized as revenue upon their completion, as defined in the respective agreements. Incidental assignment of technology rights is recognized as revenue at the time of receipt.
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
NOTE 2. RENEURON LICENSE AGREEMENT
     In July 2005, the Company entered into an agreement with ReNeuron Limited, a wholly owned subsidiary of ReNeuron Group plc, a listed UK corporation (collectively referred to as “ReNeuron”). As part of the agreement, the Company granted ReNeuron a license that allows ReNeuron to exploit their “c-mycER” conditionally immortalized adult human neural stem cell technology for therapy and other purposes. In return for the license, StemCells received a 7.5% fully-diluted equity interest in ReNeuron, subject to certain anti-dilution provisions, and a cross-license to the exclusive use of ReNeuron’s technology for certain diseases and conditions, including lysosomal storage diseases, spinal cord injury, cerebral palsy and multiple sclerosis. The agreement also provides for full settlement of any potential claims that either StemCells or ReNeuron might have had against the other in connection with any putative infringement of certain of each party’s patent rights prior to the effective date of the agreement. The agreement is Exhibit 10.71 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. On July 1, 2005 the Company was entitled to 3,774,493 shares of ReNeuron, representing 7.5% of its fully-diluted share capital. On August 12th 2005 ReNeuron listed its shares on the London Stock Exchange’s Alternative Investment Market (“AIM”), a market for smaller, growing companies. As provided for under the agreement, the placement and listing of additional shares by ReNeuron resulted in StemCells’ receiving an additional 5,165,000 shares.
     The Company recorded approximately $3,748,000 as other income, which was the fair value of the ReNeuron shares as of August 12, 2005, net of legal fees and the value of an estimated 104,000 shares that will be transferred to NeuroSpheres Ltd., an Alberta corporation from which StemCells has licensed some of the patent rights that are the subject of the agreement with ReNeuron. The ReNeuron shares are classified as “marketable securities.” The fair market value of the securities (8,835,629 shares) as of September 30, 2005 is $3,820,963.
NOTE 3. LEASES
     The Company, which was originally resident in Rhode Island, had undertaken direct financing transactions with the State of Rhode Island and received proceeds from the issuance of industrial revenue bonds totaling $5,000,000 to finance the construction of a pilot manufacturing facility related to its former encapsulated cell technology. The related leases are structured such that lease payments will fully fund all semiannual interest payments and annual principal payments through maturity in August 2014. Interest rates vary with the respective bonds’ maturities, ranging currently from 8.1% to 9.5%. The outstanding principal at September 30, 2005 was approximately $1,668,000. The bonds contain certain restrictive covenants, which limit among other things, the payment of cash dividends and the sale of the related assets.
     The Company entered into a fifteen-year lease for a laboratory facility in connection with a sale and leaseback arrangement in 1997. The lease has escalating rent payments, which the Company is recognizing on a straight-line basis as required by U.S. Generally Accepted Accounting Principles (“GAAP”). At December 31, 2004 and September 30, 2005, the Company had deferred rent liability for this facility of $1,177,000 and $1,200,000 respectively; the deferred rent liability is presented as part of the wind-down accrual.
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
     As of February 1, 2001, the Company entered into a 5-year lease for a 40,000 square foot facility located in the Stanford Research Park in Palo Alto, CA. The facility includes space for animals, laboratories, offices, and a GMP (Good Manufacturing Practices) suite. GMP facilities can be used to manufacture materials for clinical trials. On December 19, 2002 the Company negotiated an amendment to the lease, which resulted in reducing the average annual rent over the remaining term of the lease from approximately $3.7 million to $2.0 million. As part of the amendment the Company issued a letter of credit on January 2, 2003 for $503,079, which was an addition to the letter of credit in the amount of $275,000 issued at commencement of the lease, to serve as a deposit for the duration of the lease. The Company negotiated an amendment to the lease effective April 1, 2005, which extends the term of the lease through March 31, 2010, includes an immediate reduction in the rent per square foot, and provides for an expansion of the leased premises by approximately 28,000 additional square feet effective July 1, 2006. In addition, the Company has sublet some of the additional space for the period from April 1, 2005 through June 30, 2006. The average annual rent for the period commencing April 1, 2005 to March 31, 2010 will be approximately $2 million before subtenant income. The lease has escalating rent payments, which the Company is recognizing on a straight-line basis as required by GAAP. At December 31, 2004 and September 30, 2005, the Company had deferred rent liability for this facility of $524,000 and $710,000 respectively. At September 30, 2005 the Company has space-sharing agreements covering in total approximately 13,000 square feet of the 40,000 square foot facility. The Company receives the amount of base rent plus the proportionate share of the operating expenses that it pays for such space over the term of these agreements.
NOTE 4. RELOCATION TO CALIFORNIA FROM RHODE ISLAND
     In October 1999 the Company relocated to California from Rhode Island and established a wind down reserve for the estimated lease payments and operating costs of the Rhode Island facilities through an expected disposal date of June 30, 2000. The Company did not fully sublet the Rhode Island facilities in 2000. Even though the Company intends to dispose of the facility at the earliest possible time, the Company’s management cannot determine with certainty a fixed date by which such disposal will occur. In light of this uncertainty, the Company periodically re-evaluates and adjusts the reserve. The Company considers various factors such as the Company’s lease payments through to the end of the lease, operating expenses, the current real estate market in Rhode Island, and estimated subtenant income based on actual and projected occupancy. At December 31, 2004 the reserve was $4,350,000. The Company incurred $845,000 in operating expenses for the nine month period ending September 30, 2005, which was recorded against the reserve. After evaluating the afore-mentioned factors the Company re-valued the reserve to $4,568,000, $5,482,000 and $5,520,000 at March 31, 2005, June 30, 2005 and September 2005 respectively, by booking an additional $521,000, $1,197,000 and $297,000 respectively as wind-down expenses.

Wind-down reserve

			July 1 to	January 1 to
	January 1 to	April 1 to June 30,	September 30,	September 30,
	March 31, 2005	2005	2005	2005

Accrued wind-down reserve at beginning of period	$4,350,000	$4,568,000	$5,482,000	$4,350,000
Less actual expenses recorded against estimated reserve during the period	(303,000)	(283,000)	(259,000)	(845,000)
Additional expense recorded to revise estimated reserve at period-end	521,000	1,197,000	297,000	2,015,000

Revised reserve at period-end	4,568,000	5,482,000	5,520,000	5,520,000
Add deferred rent at period end (Note 3)	1,185,000	1,192,000	1,200,000	1,200,000

Total accrued wind-down expenses at period-end (current and non current portion)	$5,753,000	$6,674,000	$6,720,000	$6,720,000

Accrued wind-down expenses
Current portion	$1,034,000	$1,095,000	$1,151,000	$1,151,000

Non current portion	4,719,000	5,579,000	5,569,000	5,569,000

Total accrued wind-down expenses	$5,753,000	$6,674,000	$6,720,000	$6,720,000

NOTE 5. GRANTS
     In September 2003 the Company was awarded a one year, $342,000, Small Business Innovation Research grant from the National Institute of Neurological Disease and Stroke (NINDS), to further its work in the treatment of spinal cord injuries. For this award, the Company has recognized revenue of $143,000 in 2003, and $93,000 in 2004. No revenue from this grant was recognized in 2005 as the remaining $107,000 was paid to a subcontractor. In September 2004, the National Institutes of Health (NIH) awarded the Company a Small Business Technology Transfer grant of $464,000 for studies in Alzheimer’s disease, consisting of $308,000 for the first year and $156,000 for the remainder of the grant term, September 2005 through March 2006. The studies will be conducted by Dr. George A. Carlson of the McLaughlin Research Institute (MRI) in Great Falls, Montana, which will receive approximately $222,000 of the total award. The balance will be recognized by the Company as grant revenue as and when resources are expended for this study. The Company recognized $26,000 in the last quarter of 2004 and $150,000 for the nine month period ended September 30, 2005.
NOTE 6. STOCKHOLDERS’ EQUITY
     During the nine-month period ended September 30, 2005, warrants issued as part of the June 16, 2004 financing arrangement were exercised to purchase an aggregate of 897,882 shares of the Company’s common stock at $1.90 per share. The Company issued 897,882 shares of its common stock and received proceeds of approximately $1,706,000. In May 2005, warrants issued as part of a Stock Purchase Agreement dated May 7, 2003, were exercised to purchase an aggregate of 800,000 shares of the Company’s common stock at $1.50 per share. The Company issued 800,000 shares of its common stock and received proceeds of $1,200,000. During the months July and August 2005, warrants issued as part of a common stock financing transaction to purchase an aggregate of 196,150 shares were exercised for which 26,559 shares were issued at $ 4.52 per share, 129,591 shares at $ 3.70 per share, and issuance of 5,846 shares in a cashless exercise to settle a warrant exercise to purchase 40,000 shares at $5.0375 per share, for proceeds aggregating approximately $600,000. Also in January 2005, 79,899 shares of unregistered stock (which the Company has no obligation to register) were issued upon the cashless exercise by the holder of a warrant acquired as partial compensation for services to the Company.

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
     For the nine month period ended September 30, 2005, the Company issued 278,273 shares from activity related to its stock option plans. The following table presents the activity of the Company’s stock option plans for the nine month period ended September 30, 2005 and 2004.

	2005		2004
		Weighted		Weighted
		Average Exercise		Average Exercise
	Options	Price	Options	Price

Outstanding at January 1	6,682,201	$2.67	5,025,374	$2.91
Granted	963,057	$4.84	1,388,559	$1.43
Exercised	(278,273)	$1.26	(83,544)	$0.00
Canceled	(725,584)	$3.11	(108,000)	$3.79

Outstanding at September 30	6,641,401	$3.00	6,222,389	$2.61

Options exercisable at September 30	4,204,398	$3.09	3,497,738	$3.01

NOTE 7. SUBSEQUENT EVENTS
     In October 2005, warrants issued as part of the June 16, 2004 financing arrangement, were exercised to purchase an aggregate of 205,593 shares of the Company’s common stock at $1.90 per share. The Company issued 205,593 shares of its common stock and received proceeds of approximately $391,000.
     On October 19, 2005, the U.S. Food and Drug Administration removed its clinical hold on the Company’s Investigational New Drug application, permitting the Company to begin a Phase I safety and preliminary efficacy trial of its proprietary human neural stem cell product -HuCNS-SC™- to treat Batten disease, a rare, fatal genetic disorder that affects the central nervous system of children.

     ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion of our financial condition and the results of our operations for the three and nine month periods ended September 30, 2005 and 2004 should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related footnotes thereto.
     This report contains forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act that involve substantial risks and uncertainties. Such statements include, without limitation, all statements as to hope, expectation or belief and statements as to our future results of operations, the progress of our research, product development and clinical programs, the need for, and timing of, additional capital and capital expenditures, partnering prospects, costs of manufacture of products, the protection of and the need for additional intellectual property rights, effects of regulations, the need for additional facilities and potential market opportunities, expectations concerning identification of a suitable site for our proposed clinical trial in Batten disease, obtaining the required Institutional Review Board approval, instituting the clinical study and the conduct of the study once instituted, expectations regarding ReNeuron’s technology, the Company’s ability to develop products using the ReNeuron technology, the likelihood of obtaining milestone or royalty payments from ReNeuron under the license agreement, the likelihood of any future collaborations with ReNeuron, and the value of the Company’s equity interest in ReNeuron. Our actual results may vary materially from those contained in such forward-looking statements because of risks to which we are subject, including the risk that our initial clinical trial could be substantially delayed beyond its expected dates or cause us to incur substantial unanticipated costs; uncertainties regardingour ability to obtain the capital resources needed to continue our current research and development operations and to conduct the research, preclinical development and clinical trials necessary for regulatory approvals; the risk of failure to obtain a corporate partner or partners to support the development of our stem cell programs, the uncertainty regarding the outcome of the Phase I clinical trial and any other trials the Company may conduct in the future; the uncertainty regarding the validity and enforceability of issued patents; the uncertainty whether any products that may be generated in the Company’s stem cell programs will prove clinically effective and not cause tumors or other side effects; the uncertainty whether the Company will achieve revenues from product sales or become profitable; uncertainties regarding the Company’s obligations in regard to its former facilities in Rhode Island; obsolescence of our technology; competition from third parties; intellectual property rights of third parties; litigation and other risks to which we are subject. Before you invest in our common stock, you should be aware that the occurrence of the events described in the “Cautionary Factors Relevant to Forward Looking Information” and “Business” sections included in our Form 10-K report as of December 31, 2004 could harm our business, operating results and financial condition. All forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements and risk factors contained or referred to herein.
     OVERVIEW
     Since our inception in 1988, we have been primarily engaged in research and development of human therapeutic products. Since the second half of 1999, our sole focus has been on our stem cell technology. In the last quarter of 2004 we filed the first in a planned series of INDs (Investigational New Drug Applications) for CNS (Central Nervous System) diseases or conditions with the FDA (U.S. Food and Drug Administration). This IND, which is for a Phase I clinical trial of our human neural stem cells to treat Batten disease, was on clinical hold pending the resolution of questions and issues raised by the FDA. In October 2005, the FDA removed the hold, permitting the Company to proceed with the clinical trial. The Company must identify a suitable clinical site for the trial and obtain the approval of the Institutional Review Board for that site before it can initiate the trial. Batten disease is included among the neuronal ceroid lipofuscinoses (NCLs), a set of several closely related genetic lysosomal storage disorders caused by a deficiency of specific enzymes required for normal cell metabolism. The deficiency results in storage of toxic waste materials and the death of certain neurons. The NCLs primarily affect infants and young children, and are always fatal.
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
     In July 2005, we entered into an agreement with ReNeuron Limited, a wholly owned subsidiary of ReNeuron Group plc, a listed UK corporation (collectively referred to as “ReNeuron”). As part of the agreement, we granted ReNeuron a license that allows ReNeuron to exploit its “c-mycER” conditionally immortalized adult human neural stem cell technology for therapy and other purposes. In return for the license, we received a 7.5% fully-diluted equity interest in ReNeuron, subject to certain anti-dilution provisions, and a cross-license to the exclusive use of ReNeuron’s technology for certain diseases and conditions, including lysosomal storage diseases, spinal cord injury, cerebral palsy and multiple sclerosis. ReNeuron will supply cells for StemCells’ use under the cross-license. The agreement also provides for royalties and milestone payments by each party on the achievement of various goals under the license and cross-license.
     In September 2005 the Nasdaq Stock Market approved our application to move the listing of our common stock from the Nasdaq Capital Market (previously known as the Nasdaq SmallCap Market) to the Nasdaq National Market. The stock began trading on the Nasdaq National Market on September 30, 2005 under the same symbol, STEM.
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
Stock-Based Compensation
     As permitted by the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” and Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” our stock-based employee compensation is accounted for under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” We grant qualified stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. In accordance with APB 25, we recognize no compensation expense for qualified stock option grants. We also issue non-qualified stock options for a fixed number of shares to employees with an exercise price less than the fair market value of the shares at the date of grant. In accordance with APB 25, we recognize the difference between the exercise price and fair market value as compensation expense as such options vest. Note 9 of the Notes to the Consolidated Financial Statements, included in our 2004 Annual Report on Form 10-K, describes our equity compensation plans. Note 1 of the Notes to the Condensed Consolidated Financial Statements elsewhere in this report contains a summary of the pro forma effects to reported net loss and loss per share for the three and nine months ended September 30, 2005 and 2004 as if we had elected to recognize compensation cost based on the fair value of the options granted at grant date, as prescribed by SFAS 123. We account for certain stock options granted to non-employees in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) 96-18 — accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods or services, and accordingly, we recognize as expense the estimated fair value of such options as calculated using the Black-Scholes valuation model, and as re-measured during the service period. Fair value is determined using methodologies allowable by SFAS No. 123. The cost is amortized over the vesting period of each option or the recipient’s contractual arrangement, if shorter.
     In December 2004, FASB issued SFAS 123R (revised 2004),” Share-Based Payment”. This Statement is a revision of SFAS 123, “Accounting for Stock-Based Compensation” and amends SFAS No. 95, “Statement of Cash Flows” and supersedes APB 25 and its related implementation guidance. SFAS 123R covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The new standard is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Based on the afore mentioned effective date, we will begin expensing stock options granted to our employees in our Statement of Operations using a fair-value based method effective the period beginning January 1, 2006. Adoption of the expensing requirements will reduce the Company’s reported earnings.
Research and Development Costs
     We expense all research and development costs as incurred. Research and Development costs include costs of personnel, external services, supplies, facilities and miscellaneous other costs.
Wind-down and Exit Costs
     In connection with the wind-down of our former encapsulated cell technology operations, our research and manufacturing operations in Lincoln, Rhode Island, and the relocation of our remaining research and development activities and corporate headquarters to California in October 1999, we provided a reserve for our estimate of the exit cost obligation in accordance with EITF 94-3, “Other Cost to Exit an Activity.” The reserve reflects estimates of the ongoing costs of our former research and administrative facility in Lincoln, which we hold on a lease that terminates on June 30, 2013. We are seeking to sublease, assign, sell or otherwise divest ourselves of our interest in the facility at the earliest possible time, but we cannot determine with certainty a fixed date by which such events will occur, if at all.
     In determining the facility exit cost reserve amount, we are required to consider the Company’s lease payments through to the end of the lease term and estimate other relevant factors such as facility operating expenses, real estate market conditions in Rhode Island for similar facilities, occupancy rates and sublease rental rates projected over the course of the leasehold. We re-evaluate the estimate each quarter, taking account of changes, if any, in each underlying factor. The process is inherently subjective because it involves projections over time – from the date of the estimate through the end of the lease – and it is not possible to determine any of the factors except the lease payments with certainty over that period.
     Management forms its best estimate on a quarterly basis, after considering actual sublease activity, reports from our broker/realtor about current and predicted real estate market conditions in Rhode Island, the likelihood of new subleases in the foreseeable future for the specific facility and significant changes in the actual or projected operating expenses of the property. The Company discounts the projected net outflow over the term of the leasehold to arrive at the present value, and adjusts the reserve to that figure. The estimated vacancy rate for the facility is an important assumption in determining the reserve because changes in this assumption have the greatest effect on estimated sublease income. In addition, the vacancy rate estimate is the variable most subject to change, while at the same time it involves the greatest judgment and uncertainty due to the absence of highly predictive information concerning the future of the local economy and future demand for specialized laboratory and office space in that area. The average vacancy rate of the facility for years 2001 through 2005 was approximately 64%, varying from 49% to 80%. The actual rate so far in 2005 is 62%. As of September 30, 2005, based on current information available to management, the vacancy rate is projected to be 80% for 2006, 76% for 2007, and approximately 70% from 2008 through the end of the lease. These estimates are based on actual occupancy in 2005, expiration of subleases in 2006 and 2008, predicted lead time for acquiring new subtenants, historical vacancy rates for the area and assessments by our broker/realtor of future real estate market conditions. If the assumed vacancy rate for 2008 to the end of the Lease had been five percentage points higher at September 30, 2005, then the reserve would have been increased by approximately $200,000; conversely, if the assumed vacancy rate for that period were five percentage points lower, then the reserve would have been decreased by approximately $200,000. Similarly, a 5% increase or decrease in the operating expenses for the facility from 2006 would have increased or decreased the reserve by approximately $125,000, and a 5% increase or decrease in the assumed average rental charge per square foot would have increased or decreased the reserve by approximately $65,000. Management does not wait for specific events to change its estimate, but instead uses its best efforts to anticipate them on a quarterly basis.
     The wind-down reserve at the end of December 31, 2004 was $4,350,000. For the nine month period ended September 30, 2005 we recorded actual expenses of $845,000 against this reserve. Based on management’s evaluation of the factors mentioned, and particularly the projected vacancy rates described above, we adjusted the reserve to $5,520,000 by recording an additional $2,015,000 during the nine month period ended September 30, 2005 ($297,000 of which was recorded in the third quarter). See Note 4 for a breakdown of these figures by quarter.
RESULTS OF OPERATIONS
Three months ended September 30, 2005 and 2004

	2005	2004	Change from previous year
			$	%

Revenue:
Revenue from grants and licensing agreements	$91,255	$4,541	$86,714	1,910%

Total revenue	$91,255	$4,541	$86,714	1,910%
     For the three months ended September 30, 2005 revenue from grants and licensing agreements totaled approximately $91,000 of which $97,000 was part of a $464,000 Small Business Technology Transfer grant for studies in Alzheimer’s disease. Revenue was reduced by the receipt of approximately $6,000 less than what was estimated for licensing revenue for a prior quarter. For the three months ended September 30, 2004, no revenue from grants was recognized and revenue from licensing agreements totaled approximately $5,000.

			Change from previous
	2005	2004	year
			$	%

Operating expenses:
Research and development	$2,526,542	$2,075,025	$451,517	22%
General and administrative	1,359,463	904,104	455,359	50%
Wind-down expenses	297,184	1,345,564	(1,048,380)	(78)%

Total operating expenses	$4,183,189	$4,324,693	($141,504)	(3)%
     Research and development expenses totaled approximately $2,527,000 for the three months ended September 30, 2005, compared with approximately $2,075,000 for the same period in 2004. The increase of $452,000 or approximately 22% from 2004 to 2005 was primarily attributable to the costs associated with a higher head count in the three-month period ended September 30, 2005 as compared to the same period in 2004. At September 30, 2005, we had thirty-two full-time employees working in research and development and laboratory support services as compared to twenty-five at September 30, 2004.
     General and administrative expenses were approximately $1,359,000 for the three months ended September 30, 2005, compared with approximately $904,000 for the same period in 2004. The increase of $455,000, or approximately 50%, from 2004 to 2005 was primarily attributable to expensing the fair value of stock options granted to our previous chief financial officer, which was approximately $457,000. The vesting of the options was accelerated as part of an agreement that retained our previous chief financial officer as a consultant for approximately six months following the employment termination date. The increase was also attributable to the costs of moving the listing of our shares from the Nasdaq Capital Market to the Nasdaq National Market, which amounted to approximately $150,000.
     In 1999, in connection with exiting our former research facility in Rhode Island, we created a reserve for the estimated lease payments and operating expenses related to it. The reserve has been re-evaluated and adjusted based on assumptions relevant to real estate market conditions and the estimated time until we could either fully sublease, assign or sell our remaining interests in the property. At June 30, 2005 the reserve was $5,482,000. For the three months ended September 30, 2005, expenses of $259,000 net of subtenant income was recorded against this reserve. At September 30, 2005 we re-evaluated the estimate and adjusted the reserve to $5,520,000 by recording an additional $297,000 as wind-down expenses. Wind-down expenses for the same period in 2004 were $1,346,000. Expenses for this facility will fluctuate based on changes in tenant occupancy rates and other operating expenses related to the lease. Even though it is our intent to sublease, assign, sell or otherwise divest ourselves of our interests in the facility at the earliest possible time, we cannot determine with certainty a fixed date by which such events will occur. In light of this uncertainty, we periodically re-evaluate and adjust the reserve, as necessary.

			Change from previous
	2005	2004	year
			$	%

Other income (expense):
License and settlement agreement	3,747,601	—	3,747,601	—
Interest income	$301,255	$82,531	$218,724	265%
Interest expense	(42,021)	(46,093)	4,072	(9)%
Other income (expense)	(8,594)	(53,886)	45,292	(84)%

Total other income (expense)	$3,998,241	$(17,448)	$4,015,689	* N/M
* Non meaningful
     In July 2005, we entered into an agreement with ReNeuron Limited, a wholly owned subsidiary of ReNeuron Group plc, a listed UK corporation (collectively referred to as “ReNeuron”). As part of the agreement, we granted ReNeuron a license that allows ReNeuron to exploit their “c-mycER” conditionally immortalized adult human neural stem cell technology for therapy and other purposes. In return for the license, we received a 7.5% fully-diluted equity interest in ReNeuron, subject to certain anti-dilution provisions, and a cross-license to the exclusive use of ReNeuron’s technology for certain diseases and conditions, including lysosomal storage diseases, spinal cord injury, cerebral palsy and multiple sclerosis. The agreement also provides for full settlement of any potential claims that either StemCells or ReNeuron might have had against the other in connection with any putative infringement of certain of each party’s patent rights prior to the effective date of the agreement. The agreement is Exhibit 10.71 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
     The Company recorded approximately $3,748,000 as other income, which was the fair value of the ReNeuron shares net of legal fees and the value of an estimated 104,000 shares that will be transferred to NeuroSpheres Ltd., an Alberta corporation from which StemCells has licensed some of the patent rights that are the subject of the agreement with ReNeuron. See Note 2 for more details on this transaction.
     Interest income for the three months ended September 30, 2005 and 2004 was approximately $301,000 and $83,000 respectively. The increase in interest income in 2005 was primarily attributable to a higher average investment balance. Interest expense for the three months ended September 30, 2005 and 2004 was approximately $42,000 and $46,000 respectively. The decrease in interest expense in 2005 was attributable to lower outstanding debt and capital lease balances in 2005 compared to 2004. Other expense for the three months ended September 30, 2005 includes $7,000 in state franchise taxes paid and $1,500 write-off of obsolete equipment. Other expenses for the same period in 2004 include a loss of $51,000 as a result of writing off obsolete lab equipment and $3,000 in state franchise taxes paid.
Nine months ended September 30, 2005 and 2004

			Change from previous
	2005	2004	year
			$	%

Revenue:
Revenue from grants and licensing agreements	$163,345	$103,470	$59,875	58%

Total revenue	$163,345	$103,470	$59,875	58%
     For the nine months ended September 30, 2005 revenue from grants and licensing agreements totaled approximately $163,000 of which $150,000 was part of a $464,000 Small Business Technology Transfer grant for studies in Alzheimer’s disease and approximately $13,000 in licensing revenue. For the nine months ended September 30, 2004, revenue from grants and licensing agreements totaled approximately $103,000 of which $93,000 was part of the $342,000 Small Business Innovation Research grant from the National Institute of Neurological Disease and Stroke, and $10,000 in licensing revenue.

			Change from
	2005	2004	previous year
			$	%

Operating expenses:
Research and development	$6,453,835	$5,882,366	$571,469	10%
General and administrative	3,479,943	2,645,092	834,851	32%
Wind-down expenses	2,015,384	1,943,707	71,677	4%

Total operating expenses	$11,949,162	$10,471,165	$1,477,997	14%
     Research and development expenses totaled approximately $6,454,000 for the nine months ended September 30, 2005, compared with approximately $5,882,000 for the same period in 2004. The increase of $571,000, or approximately 10%, from 2004 to 2005 was primarily attributable to an increase in head count in the nine-month period ended September 30, 2005 as compared to the same period in 2004. At September 30, 2005, we had thirty-two full-time employees working in research and development and laboratory support services as compared to twenty-five at September 30, 2004. The increase in expenses was also attributable to an increase of approximately $347,000 in compensation expense due a to higher valuation in the nine month period ended September 30, 2005 of stock options granted to non-employees as compared to the same period in 2004. The fair value of such options as computed by the Black-Scholes valuation model is dependant on variable factors such as stock price, stock price volatility, interest rate and remaining life of the option.
     General and administrative expenses were approximately $3,480,000 for the nine months ended September 30, 2005, compared with approximately $2,645,000 for the same period in 2004. The increase of $835,000, or approximately 32%, from 2004 to 2005 was primarily attributable to expensing the fair value of stock options granted to our previous chief financial officer, which was approximately $457,000. The vesting of the options was accelerated as part of an agreement that retained our previous chief financial officer as a consultant for approximately six months following the employment termination date. The increase was also attributable to an increase in head count during the nine-month period ended September 30, 2005 as compared to the same period in 2004. Relative to the same period in 2004 we have now added a chief financial officer, a senior accountant and administrative support staff., all of whom were added in part to be in compliance with the requirements of the Securities and Exchange Commission rules issued under section 404 of the Sarbanes Oxley Act of 2002..

     In 1999, in connection with exiting our former research facility in Rhode Island, we created a reserve for the estimated lease payments and operating expenses related to it. The reserve has been re-evaluated and adjusted based on assumptions relevant to real estate market conditions and the estimated time until we could either fully sublease, assign or sell our remaining interests in the property. At December 31, 2004 the reserve was $4,350,000. For the nine month period ended September 30, 2005, expenses of $845,000 net of subtenant income were recorded against this reserve. At March 31, 2005, June 30, 2005 and September 30, 2005, we re-evaluated the estimate and adjusted the reserve to $4,568,000, $5,482,000 and $5,520,000, respectively, by recording an additional $521,000 at March 31, 2005, $1,197,000 at June 30, 2005 and $297,000 at September 30, 2005 for an aggregate of $2,015,000 as wind-down expenses. Aggregate wind-down expenses for the same nine-month period ended September 30, 2004 were $1,943,000. Expenses for this facility will fluctuate based on changes in tenant occupancy rates and other operating expenses related to the lease. Even though it is our intent to sublease, assign, sell or otherwise divest ourselves of our interests in the facility at the earliest possible time, we cannot determine with certainty a fixed date by which such events will occur. In light of this uncertainty, we periodically re-evaluate and adjust the reserve, as necessary.

	2005	2004	Change from previous year
			$	%

Other income (expense):
License and settlement agreement	$3,747,601	—	$3,747,601	—
Interest income	790,407	$158,942	631,465	397%
Interest expense	(133,777)	(145,025)	11,248	(8)%
Other income (expense)	(29,226)	(57,081)	27,855	(49)%

Total other income (expense)	$4,375,005	$(43,164)	$4,418,169	* N/M
* Non meaningful
     In July 2005, we entered into an agreement with ReNeuron Limited, a wholly owned subsidiary of ReNeuron Group plc, a listed UK corporation (collectively referred to as “ReNeuron”). As part of the agreement, we granted ReNeuron a license that allows ReNeuron to exploit their “c-mycER” conditionally immortalized adult human neural stem cell technology for therapy and other purposes. In return for the license, we received a 7.5% fully-diluted equity interest in ReNeuron, subject to certain anti-dilution provisions, and a cross-license to the exclusive use of ReNeuron’s technology for certain diseases and conditions, including lysosomal storage diseases, spinal cord injury, cerebral palsy and multiple sclerosis. The agreement also provides for full settlement of any potential claims that either StemCells or ReNeuron might have had against the other in connection with any putative infringement of certain of each party’s patent rights prior to the effective date of the agreement. The agreement is Exhibit 10.71 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
     The Company recorded approximately $3,748,000 as other income, which was the fair value of the ReNeuron shares net of legal fees and the value of an estimated 104,000 shares that will be transferred to NeuroSpheres Ltd., an Alberta corporation from which StemCells has licensed some of the patent rights that are the subject of the agreement with ReNeuron. See Note 2 for more details on this transaction.
     Interest income for the nine months ended September 30, 2005 and 2004 was approximately $790,000 and $159,000 respectively. The increase in interest income in 2005 was primarily attributable to a higher average investment balance. Interest expense for the nine months ended September 30, 2005 and 2004 was approximately $134,000 and $145,000 respectively. The decrease in interest expense in 2005 was attributable to lower outstanding debt and capital lease balances in 2005 compared to 2004. Decrease in other expense from approximately $57,000 in 2004 to $29,000 in 2005 was primarily attributable to a loss on write-off of obsolete equipment of $51,000 in 2004 as compared to $1,000 in 2005. Included in other expenses are state franchise tax paid. For the nine months ended September 30, 2005 and 2004, we paid approximately $28,000 and $6,000 in state franchise tax. The increase in franchise tax paid to the State of Delaware was a result of a higher total value of assets in 2005 as compared to 2004.

Liquidity and Capital Resources
     Since our inception, we have financed our operations through the sale of common and preferred stock, the issuance of long-term debt and capitalized lease obligations, revenues from collaborative agreements, research grants and interest income.
     We had cash and cash equivalents totaling $34,971,000 at September 30, 2005. Cash equivalents are invested in US Treasuries with maturities of less than 90 days. The table below summarizes our cash flows for the respective nine month periods.

			Change from previous
	2005	2004	year
			$	%

Net cash used in operating activities	$(9,187,544)	$(7,826,950)	$(1,360,594)	17%
Net cash used in investing activities	(776,793)	(596,194)	(180,599)	30%

Net cash provided (used) by financing activities	3,875,389	18,482,754	(14,607,365)	(79)%

Increase (decrease) in cash and cash equivalents	$(6,088,948)	$10,059,610	$(16,148,558)	* N/M
* Non meaningful
     We used $9,188,000 and $7,827,000 of cash in operating activities for the nine months ended September 30, 2005 and 2004 respectively. The increase in cash used in operating activities in 2005 in comparison to the same period in 2004 was primarily attributable to the increase in operating expenses attributable to the costs associated with a higher head count and related recruiting fees. At September 30, 2005 we had forty-three full time employees as compared to thirty full time employees at September 30, 2004. The increase was also attributable to the additional costs incurred in moving the listing of our shares from the Nasdaq Capital Market to the Nasdaq National Market.
     We used $777,000 and $596,000 of cash in investing activities for the nine months ended September 30, 2005 and 2004 respectively. The increase in cash used in investing activities in 2005 in comparison to the same period in 2004 was primarily attributable to an increase in capital expenditures primarily for lab and support equipment and payments towards a licensing agreement.
     For the nine-month period ended September 30, 2005 cash provided by financing activities was primarily attributable to the exercise of warrants. Warrant holders exercised their right to 2,138,536 shares for which, we issued net of cashless exercises, 2,022,813 shares of our common stock and received proceeds of approximately $3,753,000 (See Note 6 to the financial statements for further details on these transactions). For the same period in 2004 cash provided by financing activities was primarily attributable to the June 16, 2004 financing in which we issued 13,160,000 shares for a net amount of approximately $19,000,000.
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
     On June 16, 2004, we entered into a definitive agreement with institutional and other accredited investors with respect to the private placement of approximately 13,160,000 shares of our common stock at a purchase price of $1.52 per share, for gross proceeds of approximately $20,000,000. Investors also received warrants exercisable for five years to purchase approximately 3,290,000 shares of common stock at an exercise price of $1.90 per share of which, as of September 30, 2005, warrants to purchase 1,204,407 shares were exercised. Unterberg served as placement agent for the transaction. For acting as our placement agent Unterberg, received fees totaling $1,200,192, expense reimbursement of approximately $25,000 and a five year warrant to purchase 526,400 shares of our common stock at an exercise price of $1.89 per share.

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
     The following table summarizes our future contractual cash obligations (including both the Rhode Island and California leases, but excluding interest income and sub-lease income):

		Payable in
		the
		remainder
		of fiscal
		(October to					Payable in
		December)	Payable in	Payable in	Payable in	Payable in	2010 and
	Total	2005	2006	2007	2008	2009	beyond

Capital lease payments	$2,483,745	$116,620	$445,486	$332,545	$244,531	$244,572	$1,099,991
Operating lease payments	18,476,615	630,187	2,831,930	3,165,162	3,469,017	3,536,843	4,843,476

Total contractual cash obligations	$20,960,360	$746,807	$3,277,416	$3,497,707	$3,713,548	$3,781,415	$5,943,467

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
     We intend to pursue opportunities to obtain additional financing in the future through equity and debt financings, grants, collaborative research and development arrangements and license agreements. The source, timing and availability of any future financing will depend principally upon market conditions, interest rates and, more specifically, on our progress in our exploratory, preclinical and future clinical development programs. Lack of necessary funds may require us to delay, scale back or eliminate some or all of our research and product development programs and/or our capital expenditures or to license our potential products or technologies to third parties.
     Subject to market conditions, we may seek to raise funds through the sale of our common stock at any time. On October 4, 2005, we filed a shelf registration statement providing for the sale of up to $100,000,000 of our common stock. The proposed or actual issuance of additional shares of our common stock, under the registration statement (if and when declared effective by the Securities and Exchange Commission) or otherwise, may dilute the interests of our existing stockholders and could depress the price of our common stock.
     With the exception of operating leases for facilities, we have not entered into any off-balance sheet financial arrangements and have not established any special purpose entities. We have not guaranteed any debts or commitments of other entities or entered into any options on non-financial assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     In July 2005, the Company entered into an agreement with ReNeuron Limited, a wholly owned subsidiary of ReNeuron Group plc, a listed UK corporation (collectively referred to as “ReNeuron”). As part of the agreement, the Company granted ReNeuron a license that allows ReNeuron to exploit its “c-mycER” conditionally immortalized adult human neural stem cell technology for therapy and other purposes. In return for the license, StemCells received a 7.5% fully-diluted equity interest in ReNeuron, subject to certain anti-dilution provisions, and a cross-license to the exclusive use of ReNeuron’s technology for certain diseases and conditions, including lysosomal storage diseases, spinal cord injury, cerebral palsy and multiple sclerosis. The agreement also provides for full settlement of any potential claims that either StemCells or ReNeuron might have had against the other in connection with any putative infringement of certain of each party’s patent rights prior to the effective date of the agreement. The agreement is Exhibit 10.71 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. On July 1, 2005 the Company was entitled to 3,774,493 shares of ReNeuron, representing 7.5% of its fully-diluted share capital. On August 12, 2005 ReNeuron listed its shares on the London Stock Exchange’s Alternative Investment Market (“AIM”), a market for smaller, growing companies. As provided for under the agreement, the placement and listing of additional shares by ReNeuron resulted in StemCells’ receiving an additional 5,165,000 shares. An estimated 104,000 shares of ReNeuron will be transferred to NeuroSpheres Ltd., an Alberta corporation from which StemCells has licensed some of the patent rights that are the subject of the agreement with ReNeuron.

				Share price at	Exchange Rate at	Market Value in	Expected
			No. of Shares at	September	September 30,	USD at	Future
Company/Stock			September 30,	30,2005 in GBP	2005	September 30,	Cash
Symbol	Exchange	Associated Risks	2005	(£)	1 GBP = USD	2005	Flows
ReNeuron Group plc/RENE	AIM (AIM is the London Stock Exchange’s Alternative Investment Market)	- Lower share price - Foreign currency translation - Liquidity - Bankruptcy	8,835,629	0.245	1.7651	$3,820,963	(1)

(1)	We have not formally adopted a liquidation plan for this investment. Liquidation may be necessary in the future to meet operating cash flow requirements. Although we are not legally restricted from selling the stock, the share price is subject to change and the volume traded has been very small since the stock was listed on the AIM on August 12, 2005. The performance of ReNeuron Group plc stock since its listing does not predict its future value.
     Other than the above, no significant changes have occurred in our quantitative and qualitative disclosures from the Form 10-K.
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

     During the most recent quarter, there were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, these controls of the Company. As reported in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, management was unable to conclude that the Company’s internal controls over financial reporting were then effective, as a result of a material weakness resulting from a lack of segregation of duties. We are continuing to evaluate and test the operating effectiveness of our internal controls over financial reporting.
PART II — ITEM 1
LEGAL PROCEEDINGS
     One party has opposed two of our issued European patent cases. One of those cases has been argued before the European Patent Office and the patent was confirmed in modified form; the time for appeal has not yet expired. The second case has not yet been heard. While we are confident that we will overcome the opposition, there is no guarantee that we will prevail. If we are unsuccessful in our defense of the opposed patents, all claimed rights in the opposed patents will be lost in Europe .
PART II – ITEM 2
CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
None
PART II – ITEM 3
DEFAULTS UPON SENIOR SECURITIES
     None
PART II – ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters submitted to a vote of the Company’s security holders during the fiscal quarter covered by this report.
PART II — ITEM 5
OTHER INFORMATION
     There were no matters required to be disclosed in a current report on Form 8-K during the fiscal quarter covered by this report that were not so disclosed.
PART II — ITEM 6
EXHIBITS
Exhibit 31.1 — Certification of Martin McGlynn under Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2 — Certification of Rodney Young under Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 — Certification of Martin McGlynn Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2 — Certification of Rodney Young Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEMCELLS, INC.
(name of Registrant)

October 27, 2005	/s/ Rodney Young Rodney Young Chief Financial Officer

Exhibit Index
Exhibit 31.1 — Certification of Martin McGlynn under Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2 — Certification of Rodney Young under Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 — Certification of Martin McGlynn Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2 — Certification of Rodney Young Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002