Form 10-K/A
period 2005-12-31
STEMCELLS INC
filed 2006-03-22
CIK 883975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
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
COMMON STOCK, $.01 PAR VALUE
JUNIOR PREFERRED STOCK PURCHASE RIGHTS
Title of class
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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
     Common stock outstanding at February 21, 2006: 65,402,682 shares.
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

Explanatory Note
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EXHIBIT INDEX
EXHIBIT 10.1

Explanatory Note
     We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2005, which was originally filed on March 16, 2006 (the “Original Filing”), for the sole purpose of filing an exhibit which was inadvertently omitted from the Original Filing. This Amendment does not otherwise update or amend any exhibits to or disclosure set forth in the Original Filing.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (b) Exhibits.

EXHIBIT NO.	TITLE OR DESCRIPTION
10.1	License Agreement between Cytotherapeutics, Inc., NeuroSpheres Ltd. and NeuroSpheres Holdings Ltd. dated effective as of April 1, 1997.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

STEMCELLS, INC.
By:	/s/ RODNEY K.B. YOUNG
Rodney K.B. Young
CHIEF FINANCIAL OFFICER

Dated: March 21, 2006

EXHIBIT INDEX

EXHIBIT NO.	TITLE OR DESCRIPTION
10.1	License Agreement between Cytotherapeutics, Inc., NeuroSpheres Ltd. and NeuroSpheres Holdings Ltd. dated effective as of April 1, 1997.