Form 10-Q
period 2006-03-31
STEMCELLS INC
filed 2006-04-27
CIK 883975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2006	Commission File Number:	0-19871
STEMCELLS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	94-3078125
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	identification No)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At April 26, 2006, there were 77,733,866 shares of Common Stock, $.01 par value, issued and outstanding.

STEMCELLS, INC.

PART I — ITEM 1 — FINANCIAL STATEMENTS
STEMCELLS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,875,874	$34,540,908
Receivables	350,027	201,919
Other current assets	560,107	386,966

Total current assets	31,786,008	35,129,793

Marketable securities	2,420,467	3,720,794
Property, plant and equipment, net	3,258,350	3,282,588
Other assets, net	2,679,177	2,705,513

Total assets	$40,144,002	$44,838,688

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$722,126	$637,122
Accrued expenses	937,524	1,483.300
Accrued wind-down expenses, current portion	1,181,962	1,118,796
Capital lease obligations, current portion	54,676	54,676
Bonds payable, current portion	256,667	254,167

Total current liabilities	3,152,955	3,548,061

Bonds payable, less current maturities	1,286,250	1,351,250
Deposits and other long-term liabilities	522,866	522,866
Accrued wind-down expenses, non-current portion	6,002,680	6,186,930
Deferred rent	965,859	853,997

Total liabilities	11,930,610	12,463,104
Stockholders’ equity:
Common stock, $.01 par value; 125,000,000 shares authorized; 65,983,046 and 65,396,022 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	659,830	653,960
Additional paid in capital	219,244,727	217,919,336
Accumulated deficit	(190,136,691)	(185,943,565)
Accumulated other comprehensive loss	(1,554,474)	(254,147)

Total stockholders’ equity	28,213,392	32,375,584

Total liabilities and stockholders’ equity	$40,144,002	$44,838,688

See accompanying notes to condensed consolidated financial statements.

PART I — ITEM 1 — FINANCIAL STATEMENTS
STEMCELLS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	March 31,
	2006	2005
Revenue:
Revenue from grants	$37,550	$26,092
Revenue from licensing agreements	4,000	9,229

Total revenue	41,550	35,321
Operating expenses:
Research and development	2,691,881	1,618,932
General and administrative	1,677,324	1,505,203
Wind-down expenses	156,117	520,974

Total operating expenses	4,525,322	3,645,109

Loss from operations	(4,483,772)	(3,609,788)
Other income (expense):
Interest income	339,814	227,763
Interest expense	(38,593)	(46,411)
Other income (expense)	(10,575)	(20,397)

Total other income (expense)	290,646	160,955

Net loss applicable to common stockholders	(4,193,126)	(3,448,833)

Net loss per share applicable to common stockholders; basic and diluted	($0.06)	($0.06)
Weighted average shares used to compute net loss per share applicable to common stockholders; basic and diluted	65,443,062	62,406,725
See accompanying notes to condensed consolidated financial statements.

PART I — ITEM 1 — FINANCIAL STATEMENTS
STEMCELLS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(4,193,126)	$(3,448,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	262,106	273,155
Amortization of deferred compensation	—	(76,382)
Stock-based compensation expense	459,197	36,011
Changes in operating assets and liabilities:
Accrued interest receivable	4,295	(11,660)
Receivables	(152,403)	19,051
Other current assets	(173,141)	(420,526)
Other assets	—	52,947
Accounts payable and accrued expenses	(460,772)	(618,672)
Accrued wind-down expenses	(121,083)	224,427
Deferred rent	111,862	(120,094)

Net cash used in operating activities	(4,263,065)	(4,090,576)

Cash flows from investing activities:
Purchase of property, plant and equipment	(211,531)	(58,429)
Acquisition of other assets	—	(50,000)

Net cash used in investing activities	(211,531)	(108,429)

Cash flows from financing activities:
Proceeds from the exercise of stock options	91,126	269,432
Proceeds from the exercise of warrants	994,896	347,327
Expense from issuance of common stock	(213,960)	—
Repayments of capital lease obligations	—	(12,812)
Repayment of debt obligations	(62,500)	(59,665)

Net cash provided by financing activities	809,562	544,282

Decrease in cash and cash equivalents	(3,665,034)	(3,654,723)
Cash and cash equivalents, beginning of period	34,540,908	41,059,532

Cash and cash equivalents, end of period	$30,875,874	$37,404,809

Supplemental disclosure of cash flow information:

Interest paid	$38,593	$46,411
See accompanying notes to condensed consolidated financial statements

PART I — ITEM 1. — FINANCIAL STATEMENTS
Notes to Condensed Consolidated Financial Statements
(Unaudited) March 31, 2006 and 2005
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     The terms “StemCells”, the “Company”, “our”, “we” and “us” as used in this report refer to StemCells Inc. The accompanying unaudited, condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Results of operations for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2006.
     The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required for complete financial statements in accordance with accounting principles generally accepted in the United States of America. For the complete financial statements, refer to the audited financial statements and footnotes thereto as of December 31, 2005, included on Form 10-K.
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
Use of Estimates
     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates. Significant estimates include the accrued wind-down expenses and the grant date fair value of share based awards recognized as compensation expense in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004) “Share-Based Payment” (SFAS 123R). See “Stock-Based Compensation” below.
Marketable securities
     In accordance with Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities", the Company has classified the Company’s short-term investments as available-for-sale marketable securities in the accompanying consolidated financial statements. The marketable securities are stated at fair market value, with unrealized gains and losses reported in other comprehensive income. Management reviews securities with unrealized losses for other than temporary impairment. A decline in the fair value of securities that is deemed other than temporary is charged to earnings when so deemed.
Reclassification
     Certain reclassifications of prior year amounts have been made to conform to current year presentation. Patent related expenses of $205,998 for the three-month period ended March 31, 2005 have been reclassified from research and development expense to general and administrative expense on the consolidated statements of operations for that period to conform with current year presentation.
Net Loss Per Share
     The Company has computed net loss per common share according to the Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings Per Share,” which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities, and is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the impact of potentially dilutive securities and is computed using the weighted average of common and diluted equivalent stock options, warrants and convertible securities outstanding during the period. Stock options, warrants and convertible securities that are anti-dilutive are excluded from the calculation of diluted loss per common share.

	Three months ended
	March 31,
	2006	2005
Net loss applicable to common stockholders	$(4,193,126)	$(3,448,833)
Weighted average shares used in computing net loss per share applicable to common stockholders, basic and diluted.	65,443,062	62,406,725
Net loss per share applicable to common stockholders, basic and diluted.	$(0.06)	$(0.06)
     The Company has excluded outstanding stock options and warrants from the calculation of diluted loss per common share because all such securities are anti-dilutive for all applicable periods presented. These outstanding securities consist of the following potential common shares:

	Outstanding at March 31,
	2006	2005
Outstanding options	6,828,323	6,728,787
Outstanding warrants	1,995,000	5,165,283

Total	8,823,323	11,894,070

Stock-Based Compensation
     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS123R. SFAS 123R requires all share-based payments to employees, or to non-employee directors as compensation for service on the Board of Directors, to be recognized as compensation expense in the consolidated financial statements based on the fair values of such payments. The Company maintains shareholder approved stock-based compensation plans, pursuant to which it grants stock-based compensation to its employees, and to non-employee directors for Board service. These grants are primarily in the form of options that allow a grantee to purchase a fixed number of shares of the Company’s common stock at a fixed exercise price equal to the market price of the shares at the date of the grant (“qualified stock option grants”). The options may vest on a single date or in tranches over a period of time, but normally they do not vest unless the grantee is still employed by or a director of the Company on the vesting date. The compensation expense for these grants will be recognized over the requisite service period which is typically the period over which the stock-based compensation awards vest. The Company made no modifications to outstanding options with respect to vesting periods or exercise prices prior to adopting SFAS 123R. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107), which provides guidance on the implementation of SFAS 123R. The Company applied the principles of SAB 107 in conjunction with its adoption of SFAS 123R.
     The Company adopted SFAS 123R effective January 1, 2006, using the modified-prospective transition method. Under this transition method, compensation expense will be recognized based on the grant date fair value estimated in accordance with the provisions of SFAS 123R for all new grants effective January 1, 2006, and for options granted prior to but not vested as of December 31, 2005. Prior periods were not restated to reflect the impact of adopting the new standard and therefore do not include compensation expense related to qualified stock option grants for those periods. In accordance with SFAS 123R, the Company recognized stock option related compensation expense of approximately $388,000 for the three month period ended March 31, 2006. All options granted in the three-month period ended March 31, 2006 were qualified stock options and the related compensation expense was recognized on a straight line basis over the vesting period of each grant net of estimated forfeitures. The Company’s estimated forfeiture rates are based on its historical experience within separate groups of employees. The estimated fair value of the options granted during 2006 and prior years was calculated using a Black Scholes Merton option pricing model (Black Scholes model). The following summarizes the assumptions used in the Black Scholes model as applied in the first quarter of 2006:

Risk —free interest rate(1)	4.72%
Volatility (2)	119.5%
Dividend yield (3)	0%
Expected term (years until exercise) (4)	6.25

(1)	The risk-free interest rate is based on US Treasury debt securities with maturities close to the expected term of the option.

(2)	Expected volatility is based on historical volatility of the Company’s stock factoring in daily share price observations. In computing expected volatility, the length of the historical period used is equal to the length of the expected term of the option.

(3)	No cash dividends have been declared on the Company’s common stock since the Company’s inception, and the Company currently does not anticipate paying cash dividends over the expected term of the option.

(4)	The expected term is equal to the average of the contractual life of the stock option and its vesting period.
     At March 31, 2006, approximately $4,710,000 of unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of approximately 1.56 years. The resulting effect on net loss and net loss per share attributable to common stockholders is not likely to be representative of the effects in future periods, due to additional grants and subsequent periods of vesting.
     Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees”. In accordance with APB 25, the Company recognized no compensation expense for qualified stock option grants. For options issued with an exercise price less than the fair market value of the shares at the date of grant, the Company recognized the difference between the exercise price and fair market value as compensation expense in accordance with APB 25. Prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation,” (SFAS 123) as amended by

Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure,” (SFAS 148). As compensation expense was disclosed but not recognized in periods prior to January 1, 2006, no cumulative adjustment for forfeitures was recorded in 2006. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation in the prior three-month period ended March 31, 2005:

Three months ended
March 31, 2005
Net loss applicable to common stockholders — as reported	$(3,448,833)
Add: Stock-based employee/director compensation expense included in reported net loss	—
Deduct: Total stock-based employee/director compensation expense under the fair value based method for all awards	(137,461)
Net loss applicable to common stockholders — pro forma	$(3,586,294)
Basic and diluted net loss per share applicable to common stockholders as reported	$(0.06)
Basic and diluted net loss per share applicable to common stockholders — pro forma	$(0.06)
Shares used in basic and diluted loss per share applicable to common stockholder amounts	62,406,725
     The Company accounts for stock options granted to non-employees in accordance with SFAS 123 and Emerging Issues Task Force (EITF) 96-18 — “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling, Goods Or Services", and accordingly, recognizes as expense the estimated fair value of such options as calculated using the Black Scholes model. The fair value is remeasured during the service period and is amortized over the vesting period of each option or the recipient’s contractual arrangement, if shorter. No stock options were issued to non-employees other than options granted to non-employee members of the Board of Directors for service as Board members.
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
Recent Accounting Pronouncements
Accounting for Changes and Error Corrections
     In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154 “Accounting Changes and Error Corrections” “SFAS 154). SFAS 154 replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS 154 is not expected to have a material impact on our consolidated financial statements.
NOTE 2. RENEURON LICENSE AND SETTLEMENT AGREEMENT
     In July 2005, the Company entered into a license and settlement agreement with ReNeuron Limited, a wholly owned subsidiary of ReNeuron Group plc, a publicly listed UK corporation (collectively referred to as “ReNeuron”). As part of the agreement, the Company granted ReNeuron a license that allows ReNeuron to exploit their “c-mycER” conditionally immortalized adult human neural stem cell technology for therapy and other purposes. In return for the license, StemCells received a 7.5% fully-diluted equity interest in ReNeuron, subject to certain anti-dilution provisions, and a cross-license to the exclusive use of ReNeuron’s technology for certain diseases and conditions, including lysosomal storage diseases, spinal cord injury, cerebral palsy and multiple sclerosis. The agreement also provides for full settlement of any potential claims that either StemCells or ReNeuron might have had against the other in connection with any putative infringement of certain of each party’s patent rights prior to the effective date of the agreement. The agreement is Exhibit 10.71 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. An amendment to the agreement was entered on April 3, 2006, a copy of which is attached as an exhibit to this Report on Form 10-Q. The fair market value of the securities (8,835,766 shares) as of December 31, 2005 and March 31, 2006 was approximately $3,721,000 and $2,420,000 respectively. Changes in market value as a result of changes in market price per share or the exchange rate between the US dollar and the British pound are accounted for under “other comprehensive loss” if deemed temporary, and are not recorded as “other income or loss” until the shares are disposed of and a gain or loss realized. The unrealized loss as of March 31, 2006, is approximately $1,554,000. A decline in the fair value of securities that is deemed other than temporary would be charged to earnings.
NOTE 3. LEASES
     The Company had undertaken direct financing transactions with the State of Rhode Island and received proceeds from the issuance of industrial revenue bonds totaling $5,000,000 to finance the construction of a pilot manufacturing facility related to its former encapsulated cell technology. The related leases are structured such that lease payments will fully fund all semiannual interest payments and annual principal payments through maturity in August 2014. Interest rates vary with the respective bonds’ maturities, ranging currently from 8.1% to 9.5%. The outstanding principal at March 31, 2006 was approximately $1,543,000. The bonds contain certain restrictive covenants, which limit among other things, the payment of cash dividends and the sale of the related assets.
     The Company entered into a fifteen-year lease for a laboratory facility in connection with a sale and leaseback arrangement in 1997. The lease has escalating rent payments and accordingly, the Company is recognizing rent expense on a straight-line basis. At December 31, 2005 and March 31, 2006, the Company had deferred rent liability for this facility of approximately $1,208,000 and $1,215,000 respectively; the deferred rent liability is presented as part of the wind-down accrual.
     Although the Company previously discontinued activities relating to encapsulated cell technology, the Company remains obligated under the leases for the pilot manufacturing facility and the laboratory facility. The Company has succeeded in subleasing the pilot manufacturing facility and part of the laboratory facility. The aggregate income received by the Company is significantly less than the Company’s aggregate obligations under the leases, and the Company’s continued receipt of rental income is dependent on the financial ability of the occupants to comply with their obligations under the subleases. The Company continues to seek to sublet the vacant portions of the Rhode Island facilities, to assign or sell its interests in all of these properties, or to otherwise arrange for the termination of its obligations under the lease obligations on these facilities. There can be no assurance, however, that the Company will be able to dispose of these properties in a reasonable time, if at all, or to terminate its lease obligations without the payment of substantial consideration
     As of February 1, 2001, the Company entered into a 5-year lease for 40,000 square feet of an approximately 68,000 square foot facility located in the Stanford Research Park in Palo Alto, CA. The facility includes space for animals, laboratories, offices, and a GMP (Good Manufacturing Practices) suite. GMP facilities can be used to manufacture materials for clinical trials. On December 19, 2002 the Company negotiated an amendment to the lease, which resulted in reducing the average annual rent over the remaining term of the lease from approximately $3.7 million to $2.0 million. As part of the amendment the Company issued a letter of credit on

January 2, 2003 for $503,079, which was an addition to the letter of credit in the amount of $275,000 issued at commencement of the lease, to serve as a deposit for the duration of the lease. The Company negotiated an amendment to the lease effective April 1, 2005, which extends the term of the lease through March 31, 2010, includes an immediate reduction in the rent per square foot, and provides for an expansion of the leased premises by approximately 28,000 additional square feet effective July 1, 2006. In addition, the Company has sublet some of the additional space for the period from April 1, 2005 through June 30, 2006. The average annual rent due from the Company under this lease for the period commencing April 1, 2005 to March 31, 2010 will be approximately $2 million before subtenant income. The lease has escalating rent payments, which the Company is recognizing on a straight-line basis. At March 31, 2006, the Company had deferred rent liability for this facility of approximately $966,000. At March 31, 2006 the Company has space-sharing agreements covering in total approximately 13,000 square feet of this facility. The Company receives the amount of base rent plus the proportionate share of the operating expenses that it pays for such space over the term of these agreements.
NOTE 4. RELOCATION TO CALIFORNIA FROM RHODE ISLAND
     In October 1999, the Company relocated to California from Rhode Island and established a wind down reserve for the estimated lease payments and operating costs of the Rhode Island facilities through an expected disposal date of June 30, 2000. The Company did not fully sublet the Rhode Island facilities in 2000. Even though the Company intends to dispose of the facility at the earliest possible time, the Company’s management cannot determine with certainty a fixed date by which such disposal will occur. In light of this uncertainty, the Company periodically re-evaluates and adjusts the reserve. The Company considers various factors such as the Company’s lease payments through to the end of the lease, operating expenses, the current real estate market in Rhode Island, and estimated subtenant income based on actual and projected occupancy. At December 31, 2005 the reserve was approximately $6,098,000. The Company incurred approximately $284,000 in operating expenses for the three-month period ending March 31, 2006, which was recorded against the reserve. After evaluating the afore-mentioned factors the Company re-valued the reserve to $5,970,000 at March 31, 2006, by booking an additional $156,000 as wind-down expenses.
Wind-down reserve

	January to March	January to December
	31, 2006	31, 2005
Accrued wind-down reserve at beginning of period	$6,098,000	$4,350,000
Less actual expenses recorded against estimated reserve during the period	(284,000)	(1,079,000)
Additional expense recorded to revise estimated reserve at period-end	156,000	2,827,000

Revised reserve at period-end	5,970,000	6,098,000
Add deferred rent at period end (Note 3	1,215,000	1,208,000

Total accrued wind-down expenses at period-end (current and non current portion)	$7,185,000	$7,306,000

Accrued wind-down expenses
Current portion	$1,182,000	$1,119,000

Non current portion	6,003,000	6,187,000

Total Accrued wind-down expenses	$7,185,000	$7,306,000

NOTE 5. GRANTS
     In September 2004, the National Institutes of Health (NIH) awarded the Company a Small Business Technology Transfer grant of $464,000 for studies in Alzheimer’s disease, consisting of approximately $308,000 for the first year and approximately $156,000 for the remainder of the grant term, September 30, 2005 through March

31, 2006. The studies have been conducted by Dr. George A. Carlson of the McLaughlin Research Institute (MRI) in Great Falls, Montana, which will receive approximately $222,000 of the total award. The remaining $242,000 has been recognized by the Company as grant revenue as and when resources were expended for this study. For the three month period ended March 31, 2006, the Company recognized approximately $38,000; the Company has now drawn down in full its share of the grant.
NOTE 6. STOCKHOLDERS’ EQUITY
     In March 2006, a warrant issued as part of the June 16, 2004 financing arrangement was exercised to purchase an aggregate of 526,400 shares of the Company’s common stock at $1.89 per share. The Company issued 526,400 shares of its common stock and received proceeds of approximately $995,000. For the three month period ended March 31, 2006, the Company issued 60,624 shares from activity related to its stock option plans. The following table presents the activity of the Company’s stock option plans for the three month period ended March 31, 2006 and 2005.

	2006		2005
		Weighted		Weighted
		Average Exercise		Average Exercise
	Options	Price	Options	Price
Outstanding at January 1	6,608,109	$3.02	6,682,201	$2.91
Granted	459,715	$3.69	329,838	$4.33
Exercised	(60,624)	$2.20	(173,252)	$1.76
Canceled	(178,877)	$2.02	(110,000)	$1.95

Outstanding at March 31	6,828,323	$3.10	6,728,787	$2.79

Options exercisable at March 31	4,448,369	$3.02	3,623,637	$3.00

NOTE 7. SUBSEQUENT EVENTS
     On April 6, 2006, the Company sold 11,750,820 shares of its common stock to a limited number of institutional investors at a price of $3.05 per share, for gross proceeds of approximately $35,840,000. The shares were offered as a registered direct placement under the Company’s effective shelf registration statement previously filed with the Securities and Exchange Commission. The Company received total proceeds, net of offering expenses and placement agency fees, of approximately $33,190,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion of our financial condition and the results of our operations for the three month periods ended March 31, 2006 and 2005 should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related footnotes thereto.
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
Overview
     Since our inception in 1988, we have been primarily engaged in research and development of human therapeutic products. Since the second half of 1999, our sole focus has been on our stem cell technology. In October 2005, we received clearance from the FDA to initiate a Phase I clinical trial of our human neural stem cells as a treatment for the infantile and late infantile forms of neuronal ceroid lipofuscinosis (NCL), a rare, fatal neurodegenerative disease often referred to as Batten disease. In March 2006, we received approval from the Institutional Review Board of Oregon Health & Science University (OHSU) to conduct the Phase I trial at Doernbecher Children’s Hospital at OHSU in Portland, Oregon, and the investigators have begun screening potential patients for eligibility. Both FDA and IRB approval were required before this trial could be initiated.
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
     Our program in neural stem and progenitor cells ranges from the preclinical stage, in which we test human neural stem cells in small animal models of human diseases, both in-house and through external academic collaborators, through the development phase, in which we evaluate improvements to expansion methods and the toxicology of the cells, through the clinical development phase, with respect to the planned clinical trial in Batten disease mentioned above. In our liver stem cell program, we are engaged in evaluating our proprietary liver engrafting cell in various in vivo assays, and are planning to advance our liver stem cell program into product development as rapidly as we can. Our pancreas program is still in the discovery stage and further evaluation of the therapeutic potential of the candidate human pancreatic stem/progenitor cell will be required.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:
Use of Estimates
     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates. The significant estimates include the accrued wind-down expenses related to our Rhode Island facilities and the grant date fair value of share based awards recognized as compensation expense in accordance with the provisions of SFAS 123R.
Stock-Based Compensation
     In December 2004, FASB issued SFAS 123R” Share-Based Payment”. This Statement is a revision of SFAS 123 “Accounting for Stock-Based Compensation” and amends SFAS No. 95 “Statement of Cash Flows". SFAS 123R supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees", and its related implementation guidance. SFAS 123R covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The new standard is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company has adopted SFAS 123R effective January 1, 2006. Adoption of the expensing requirements will reduce the Company’s reported earnings. See “Stock Based Compensation” under Note 1 for its current and potential impact on net loss and net loss per share attributable to common shareholders.
Research and Development Costs
     We expense all research and development costs as incurred. Research and Development costs include costs of personnel, external services, supplies, facilities and miscellaneous other costs.
Wind-down and Exit Costs
     In connection with the wind-down of our former encapsulated cell technology operations, our research and manufacturing operations in Lincoln, Rhode Island, and the relocation of our remaining research and development activities and corporate headquarters to California in October 1999, we provided a reserve for our estimate of the exit cost obligation in accordance with EITF 94-3 “Other Cost to Exit an Activity.” The reserve reflects estimates of the ongoing costs of our former research and administrative facility in Lincoln, which we hold on a lease that terminates on June 30, 2013. We are seeking to sublease, assign, sell or otherwise divest ourselves of our interest in the facility at the earliest possible time, but we cannot determine with certainty a fixed date by which such events will occur, if at all.

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
     Management forms its best estimate on a quarterly basis, after considering actual sublease activity, reports from our broker/realtor about current and predicted real estate market conditions in Rhode Island, the likelihood of new subleases in the foreseeable future for the specific facility and significant changes in the actual or projected operating expenses of the property. We discount the projected net outflow over the term of the leasehold to arrive at the present value, and adjust the reserve to that figure. The estimated vacancy rate for the facility is an important assumption in determining the reserve because changes in this assumption have the greatest effect on estimated sublease income. In addition, the vacancy rate estimate is the variable most subject to change, while at the same time it involves the greatest judgment and uncertainty due to the absence of highly predictive information concerning the future of the local economy and future demand for specialized laboratory and office space in that area. The average vacancy rate of the facility for years 2001 through 2005 was approximately 64%, varying from 49% to 80%. As of March 31, 2006, based on current information available to management, the vacancy rate is projected to be 83% for 2006, 84% for 2007, and approximately 70% from 2008 through the end of the lease. These estimates are based on actual occupancy in 2006, expiration of subleases in 2006 and 2008, predicted lead time for acquiring new subtenants, historical vacancy rates for the area and assessments by our broker/realtor of future real estate market conditions. If the assumed vacancy rate for 2008 to the end of the Lease had been five percentage points higher at March 31, 2006,, then the reserve would have been increased by approximately $226,000; conversely, if the assumed vacancy rate for that period were five percentage points lower, then the reserve would have been decreased by approximately $226,000. Similarly, a 5% increase or decrease in the operating expenses for the facility from 2006 would have increased or decreased the reserve by approximately $135,000, and a 5% increase or decrease in the assumed average rental charge per square foot would have increased or decreased the reserve by approximately $65,000. Management does not wait for specific events to change its estimate, but instead uses its best efforts to anticipate them on a quarterly basis.
     The wind-down reserve at the end of December 31, 2005 was $6,098,000. For the three-month period ended March 31, 2006 we recorded actual expenses of $284,000 against this reserve. Based on management’s evaluation of the factors mentioned, and particularly the projected vacancy rates described above, we adjusted the reserve to $5,970,000 by recording an additional $156,000 at March 31, 2006. See Note 4 for a breakdown of these figures by quarter.
RESULTS OF OPERATIONS
Three months ended March 31, 2006 and 2005

	2006	2005	Change from previous year
			$	%
Revenue:
Revenue from grants	$37,550	$26,092	$11,458	44%
Revenue from licensing agreements	4,000	9,229	(5,229)	(57)%

Total revenue	$41,550	$35,321	$6,229	18%
     For the three months ended March 31, 2006 and March 31, 2005, revenue from grants totaled approximately $38,000 and $26,000 respectively. The revenue from grants was part of a $464,000 Small Business Technology Transfer grant for studies in Alzheimer’s disease. Total revenue includes licensing revenue of $4,000 and $9,000 for the three-month periods ended March 31, 2006 and 2005, respectively.

	2006	2005	Change from previous year
			$	%
Operating expenses:
Research and development	$2,691,881	$1,618,932	$1,072,949	66%
General and administrative	1,677,324	1,505,203	172,121	11%
Wind-down expenses	156,117	520,974	(364,857)	(70)%

Total operating expenses	$4,525,322	$3,645,109	$880,213	24%
     Research and development expenses totaled approximately $2,692,000 for the three months ended March 31, 2006, compared with approximately $1,619,000 for the same period in 2005. The increase of $1,073,000 or approximately 66% from 2005 to 2006 was primarily attributable to an increase in personnel costs of approximately $543,000, increase in external services of approximately $195,000; increase in supplies of approximately $83,000; increase in the allocation of deferred rent as a result of taking on additional space and extending our lease term of approximately$168,000; increase in other operating expenses of approximately $84,000; all of the afore mentioned increases were primarily attributable to expanding our operations in cell processing and clinical development. Of the approximately $543,000 increase in personnel costs, approximately $217,000 was attributable to the expensing of stock option compensation as required by the new accounting pronouncement SFAS 123R (see “Stock Based Compensation” under Note 1 above), with the balance attributable to an increase in head count. At March 31, 2006, we had thirty three full-time employees working in research and development and laboratory support services as compared to thirty at March 31, 2005.
     General and administrative expenses were approximately $1,677,000 for the three months ended March 31, 2006, compared with approximately $1,505,000 for the same period in 2005. The increase of $172,000 or approximately 11%, from 2005 to 2006 was primarily attributable to an increase in personnel costs of approximately $373,000, of which, approximately $199,000 was attributable to the expensing of stock option compensation as required by the new accounting pronouncement SFAS 123R (see “Stock Based Compensation” under Note 1 above) with the balance attributable to an increase in head count. The increase in personnel costs was partially offset by a decrease of approximately $201,000 in external services and other operating expenses mainly attributable to a decrease in recruiting fees and the cost of external services incurred in the evaluation and testing of our system of internal control over financial reporting.
     In 1999, in connection with exiting our former research facility in Rhode Island, we created a reserve for the estimated lease payments and operating expenses related to it. The reserve has been re-evaluated and adjusted based on assumptions relevant to real estate market conditions and the estimated time until we could either fully sublease, assign or sell our remaining interests in the property. At December 31, 2005 the reserve was approximately $6,098,000. For the three months ended March 31, 2006, expenses of $284,000 net of subtenant income were recorded against this reserve. At March 31, 2006 we re-evaluated the estimate and adjusted the reserve to approximately $5,970,000 by recording an additional $156,000 as wind-down expenses. Wind-down expenses recorded for the same period in 2005 were $521,000. Expenses for this facility will fluctuate based on changes in tenant occupancy rates and other operating expenses related to the lease. Even though it is our intent to sublease, assign, sell or otherwise divest ourselves of our interests in the facility at the earliest possible time, we cannot determine with certainty a fixed date by which such events will occur. In light of this uncertainty, based on estimates, we will periodically re-evaluate and adjust the reserve, as necessary.

	2006	2005	Change from previous year
			$	%
Other income (expense):
Interest income	$339,814	$227,763	$112,051	49%
Interest expense	(38,593)	(46,411)	7,818	17%
Other income (expense)	(10,575)	(20,397)	9,822	48%

Total other income (expense)	$290,646	$160,955	$129,691	81%

     Interest income for the three months ended March 31, 2006 and 2005 was approximately $340,000 and $228,000 respectively. The increase in interest income in 2006 was primarily attributable to higher yield on investments. Interest expense for the three months ended March 31, 2006 and 2005 was approximately $39,000 and $46,000 respectively. The decrease in interest expense in 2006 was attributable to lower outstanding debt and capital lease balances in 2006 compared to 2005. Decrease in other expense from approximately $20,000 to $11,000 was primarily attributable to a decrease in estimated franchise tax payable.
Liquidity and Capital Resources
     Since our inception, we have financed our operations through the sale of common and preferred stock, the issuance of long-term debt and capitalized lease obligations, revenues from collaborative agreements, research grants and interest income.
     We had cash and cash equivalents totaling $30,875,874 at March 31, 2006. Cash equivalents are invested in US Treasury debt securities with maturities of less than 90 days. The table below summarizes our cash flows for the respective three month periods.

	2006	2005	Change from previous year
			$	%
Net cash used in operating activities	$(4,263,065)	$(4,090,576)	$(172,489)	4%
Net cash used in investing activities	(211,531)	(108,429)	(103,102)	95%
Net cash provided (used) by financing activities	809,562	544,282	265,280	49%

Decrease in cash and cash equivalents	$(3,665,034)	$(3,654,723)	$(10,311)	0.28%
     The net decrease in cash and cash equivalents was approximately $3,665,000 and $3,655,000 for the three months ended March 31, 2006 and 2005, respectively. The increase in cash used in 2006 in comparison to the same period in 2005 was primarily attributable to the increase in operating expenses and capital expenditures attributable to increases in personnel and external services for our cell processing and clinical development operations. The aforementioned increase in cash outlay was offset by an increase in cash provided by the exercise of warrants (See “Note 6 “Stockholders’ Equity).
     On April 6, 2006, we sold 11,750,820 shares of our common stock to a limited number of institutional investors at a price of $3.05 per share, for gross proceeds of approximately $35,840,000. The shares were offered as a registered direct placement under the Company’s effective shelf registration statement previously filed with the U.S. Securities and Exchange Commission (SEC). We received total proceeds, net of offering expenses and placement agency fees, of approximately $33,190,000. UBS Investment Bank (UBS) acted as placement agent in this offering. For acting as our placement agent, UBS received fees of approximately $2,150,000 and expense reimbursement of approximately $50,000. No warrants were issued as part of this financing transaction.
     On October 26, 2004, the Company entered into an agreement with institutional investors with respect to the registered direct placement of 7,500,000 shares of its common stock at a purchase price of $3.00 per share, for gross proceeds of $22,500,000. C.E. Unterberg, Towbin LLC (Unterberg) and Shoreline Pacific, LLC (Shoreline) served as placement agents for the transaction. The Company sold these shares under a shelf registration statement previously filed with and declared effective by the SEC. For acting as our placement agent Unterberg and Shoreline received fees of approximately $1,350,000 and expense reimbursement of approximately $40,000. No warrants were issued as part of this financing transaction.
     On June 16, 2004, we entered into a definitive agreement with institutional and other accredited investors with respect to the private placement of approximately 13,160,000 shares of our common stock at a purchase price of $1.52 per share, for gross proceeds of approximately $20,000,000. Investors also received warrants exercisable for five years to purchase approximately 3,290,000 shares of common stock at an exercise price of $1.90 per share. Unterberg served as placement agent for the transaction. For acting as our placement agent, Unterberg received fees totaling $1,200,192, expense reimbursement of approximately $25,000 and a five year warrant to purchase 526,400 shares of our common stock at an exercise price of $1.89 per share.
     On December 10, 2003 we completed a $9.5 million financing transaction with Riverview Group L.L.C. (Riverview), through the sale of 5 million shares of common stock at a price of $1.90 per share. The closing price of our common stock on that date was $2.00 per share.
     Pursuant to a Stock Purchase Agreement dated May 7, 2003, we issued 4 million shares of our common stock to Riverview for $6.5 million, or $1.625 per share. On the date of the agreement, the price was above the trading price of our common stock, which closed at $1.43 per share on that date. We also agreed to issue a 2-year warrant to Riverview to purchase 1,898,000 shares of common stock at $1.50 per share. The exercise price is subject to adjustment for stock splits, dividends, distributions, reclassifications and similar events. The exercise price may be below the trading market price at the time of the exercise. In the event that certain conditions are met, including the closing sale price of the Common Stock remaining at or above $2.50 per share for 10 consecutive trading days, we may require Riverview to exercise the warrant with respect to any remaining warrant shares or relinquish the right to do so. We registered the resale of the purchased shares and the shares to be issued on exercise of the warrants. On November 7, 2003 and November 11, 2003, Riverview exercised a total of 1,098,000 of these warrants at $1.50 per share by which, we received gross proceeds of $1,647,000.
     We continue to have outstanding obligations in regard to our former facilities in Lincoln, Rhode Island, and expect to pay in 2006, based on past experience and current assumptions, approximately $1,000,000 in lease payments and other operating expenses net of sub-tenant income. We have subleased a portion of these facilities and are actively seeking to sublease, assign or sell our remaining interests in these facilities. Failure to do so within a reasonable period of time will have a material adverse effect on our liquidity and capital resources.
     The following table summarizes our future contractual cash obligations (including both Rhode Island and California leases, but excluding interest income and sub-lease income):

		Payable
		April to					Payable in
		December	Payable in	Payable in	Payable in	Payable in	2011 and
	Total	2006	2007	2008	2009	2010	beyond
Capital lease payments	$2,279,733	$358,094	$332,545	$244,531	$244,572	$242,560	$857,431
Operating lease payments	17,275,918	2,261,420	3,165,162	3,469,017	3,536,843	1,767,304	3,076,172

Total contractual cash obligations	$19,555,651	$2,619,514	$3,497,707	$3,713,548	$3,781,415	$2,009,864	$3,933,603

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

     We intend to pursue opportunities to obtain additional financing in the future through equity and debt financings, grants and collaborative research arrangements. We have a shelf registration covering shares of our common stock up to a value of approximately $64 million that could be available for financings. The source, timing and availability of any future financing will depend principally upon market conditions, interest rates and, more specifically, on our progress in our exploratory, preclinical and future clinical development programs. Funding may not be available when needed—at all, or on terms acceptable to us. Lack of necessary funds may require us to delay, scale back or eliminate some or all of our research and product development programs, planned clinical trials, and/or our capital expenditures or to license our potential products or technologies to third parties.
     With the exception of operating leases for facilities, we have not entered into any off balance sheet financial arrangements and have not established any special purpose entities. We have not guaranteed any debts or commitments of other entities or entered into any options on non-financial assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     In July 2005, the Company entered into an agreement with ReNeuron Limited, a wholly owned subsidiary of ReNeuron Group plc, a publicly listed UK corporation (collectively referred to as “ReNeuron”). As part of the agreement, the Company granted ReNeuron a license that allows ReNeuron to exploit their “c-mycER” conditionally immortalized adult human neural stem cell technology for therapy and other purposes. In return for the license, StemCells received a 7.5% fully-diluted equity interest in ReNeuron, subject to certain anti-dilution provisions, and a cross-license to the exclusive use of ReNeuron’s technology for certain diseases and conditions, including lysosomal storage diseases, spinal cord injury, cerebral palsy and multiple sclerosis. The agreement also provides for full settlement of any potential claims that either StemCells or ReNeuron might have had against the other in connection with any putative infringement of certain of each party’s patent rights prior to the effective date of the agreement. The agreement is Exhibit 10.71 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. The fair market value of the securities (8,835,766 shares) as of December 31, 2005 and March 31, 2006 was approximately $3,721,000 and $2,420,000 respectively. Changes in market value as a result of changes in market price per share or the exchange rate between the US dollar and the British pound are accounted for under “other comprehensive loss” if deemed temporary, and are not recorded as “other income or loss” until the shares are disposed and a gain or loss realized. The unrealized loss as of March 31, 2006, is approximately $1,554,000. A decline in the fair value of securities that is deemed other than temporary would be charged to earnings.

				Share price at	Exchange Rate at
Company/Stock			No. of Shares at	March 31, 2006 in	March 31, 2006	Market Value in USD	Expected Future
Symbol	Exchange	Associated Risks	March 31, 2006	GBP (£)	1 GBP = USD	at March 31, 2006	Cash Flows
ReNeuron Group plc/RENE	AIM (AIM is the London Stock Exchange’s Alternative Investment Market)	- Lower share price - Foreign currency translation - Liquidity - Bankruptcy	8,835,766	0.1575	1.7393	$2,420,468	(1)

(1)	We have not formally adopted a liquidation plan for this investment. Liquidation may be necessary in the future to meet operating cash flow requirements. Although we are not legally restricted from selling the stock, the share price is subject to change and the volume traded has been very small since the stock was listed on the AIM on August 12, 2005. The performance of ReNeuron Group plc stock since its listing does not predict its future value.
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

PART II — ITEM 1
LEGAL PROCEEDINGS
     Geron Corporation has opposed two of our European patents that relate to neural stem cells and their uses. The oppositions were filed with the European Patent Office on December 11, 2003 (Patent No. EP-B-0594669) and February 13, 2004 (Patent No. EP-B-0669973). We filed responses to both oppositions on September 23, 2004. Geron alleged that each patent should be revoked on multiple grounds. Both oppositions were heard in 2005, and the patents were maintained in somewhat altered form by the Opposition Division of the European Patent Office. The written opinions have not yet been issued; the time for appeal begins to run in each case when the Opposition Division opinion issues and there can be no assurance that the opposing party will not appeal. While we are confident that, should the decision be appealed by the opposing party, it will be upheld, there can be no guarantee of this. If we were ultimately unsuccessful in our defense of the opposed patents, all claimed rights in the opposed patents would be lost in Europe. U.S. counterparts to these patents are part of our issued patent portfolio; they are not subject to opposition, since that procedure does not exist under U.S. patent law, but other types of proceedings may be available to third parties to contest our U.S. patents.
PART II — ITEM 2
CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
None
PART II — ITEM 3
DEFAULTS UPON SENIOR SECURITIES
None
PART II — ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
PART II — ITEM 5
OTHER INFORMATION
     There were no matters required to be disclosed in a current report on Form 8-K during the fiscal quarter covered by this report that were not so disclosed.
PART II — ITEM 6
EXHIBITS
Exhibit 10.1 — April 3, 2006, Amendment to License Agreement between ReNeuron Limited and StemCells, Inc.
Exhibit 31.1 — Certification of Martin McGlynn under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 — Certification of Rodney K. B. Young under Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 — Certification of Martin McGlynn Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2 — Certification of Rodney K. B. Young Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEMCELLS, INC.
(name of Registrant)
April 27, 2006	/s/ Rodney K. B. Young
Rodney K. B. Young
Chief Financial Officer

EXHIBIT INDEX
Exhibit 10.1 — April 3, 2006, Amendment to License Agreement between ReNeuron Limited and StemCells, Inc.
Exhibit 31.1 — Certification of Martin McGlynn under Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2 — Certification of Rodney K. B. Young under Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 — Certification of Martin McGlynn Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2 — Certification of Rodney K. B. Young Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002