Form 10-Q
period 2006-06-30
STEMCELLS INC
filed 2006-07-31
CIK 883975

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended: June 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At July 26, 2006, there were 77,777,174 shares of Common Stock, $.01 par value, issued and outstanding.

STEMCELLS, INC.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
STEMCELLS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$59,907,206	$34,540,908
Receivables	563,854	201,919
Other current assets	1,190,050	386,966

Total current assets	61,661,110	35,129,793

Marketable securities	2,100,887	3,720,794
Property, plant and equipment, net	3,927,279	3,282,588
Other assets, net	2,604,332	2,705,513

Total assets	$70,293,608	$44,838,688

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,246,970	$637,122
Accrued expenses	814,787	1,483.300
Accrued wind-down expenses, current portion	1,255,124	1,118,796
Capital lease obligations, current portion	54,676	54,676
Bonds payable, current portion	259,167	254,167

Total current liabilities	3,630,724	3,548,061

Bonds payable, less current maturities	1,221,250	1,351,250
Deposits and other long-term liabilities	522,866	522,866
Accrued wind-down expenses, non-current portion	5,814,115	6,186,930
Deferred rent	1,054,939	853,997

Total liabilities	12,243,894	12,463,104
Stockholders’ equity:
Common stock, $.01 par value; 125,000,000 shares authorized; 77,777,174 and 65,396,022 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	777,771	653,960

Additional paid in capital	253,375,404	217,919,336
Accumulated deficit	(194,126,048))	(185,943,565)
Accumulated other comprehensive loss	(1,977,413)	(254,147)

Total stockholders’ equity	58,049,714	32,375,584

Total liabilities and stockholders’ equity	$70,293,608	$44,838,688

See accompanying notes to condensed consolidated financial statements.

STEMCELLS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue:
Revenue from grants	$—	$26,092	$37,550	$52,184
Revenue from licensing agreements	20,535	10,677	24,535	19,906

Total revenue	20,535	36,769	62,085	72,090
Operating expenses:
Research and development	3,187,513	1,969,096	5,879,394	3,588,029
General and administrative	1,412,513	954,542	3,089,837	2,459,744
Wind-down expenses	174,901	1,197,226	331,018	1,718,200

Total operating expenses	4,774,927	4,120,864	9,300,249	7,765,973

Loss from operations	(4,754,392)	(4,084,095)	(9,238,164)	(7,693,883)
Other income (expense):
License and settlement agreement, net	103,359		103,359
Interest income	703,551	261,389	1,043,365	489,152
Interest expense	(38,505)	(45,345)	(77,098)	(91,756)
Other income (expense)	(3,372)	(235)	(13,947)	(20,632)

Total other income (expense)	765,033	215,809	1,055,679	376,764

Net loss applicable to common stockholders	($3,989,359)	($3,868,286)	($8,182,485)	($7,317,119)

Net loss per share applicable to common stockholders; basic and diluted	($0.05)	($0.06)	($0.11)	($0.12)
Weighted average shares used to compute net loss per share applicable to common stockholders; basic and diluted	77,105,128	63,072,873	71,306,311	62,741,639
See accompanying notes to condensed consolidated financial statements.

STEMCELLS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended
	June 30,
	2006	2005
Cash flows from operating activities:

Net loss	($8,182,485)	($7,317,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	528,755	552,237
Amortization of deferred compensation	—	69,501
Stock-based compensation expense	1,040,263	65,280
Loss on disposal of fixed assets	1,197	—
Income from license and settlement agreement	(103,359)	—
Changes in operating assets and liabilities:
Accrued interest receivable	(120,284)	(4,481)
Receivables	(241,651)	39,289
Other current assets	(803,084)	(337,584)
Other assets	106,271	52,947
Accounts payable and accrued expenses	(58,665)	(712,355)
Accrued wind-down expenses	(236,486)	1,146,341
Deposits received (refunded)	—	(76,941)
Deferred rent	200,942	42,839

Net cash used in operating activities	(7,868,586)	(6,480,046)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,111,357)	(235,280)
Acquisition of other assets	(68,375)	(50,000)

Net cash used in investing activities	(1,179,732)	(285,280)

Cash flows from financing activities:

Proceeds from the exercise of stock options	123,186	309,026
Proceeds from the exercise of warrants	994,896	1,937,952
Proceeds from issuance of common stock	33,421,534	—
Repayments of capital lease obligations	—	(25,890)
Repayment of debt obligations	(125,000)	(119,749)

Net cash provided by financing activities	34,414,616	2,101,339

Decrease in cash and cash equivalents	25,366,298	(4,663,987)
Cash and cash equivalents, beginning of period	34,540,908	41,059,532

Cash and cash equivalents, end of period	$59,907,206	$36,395,545

Supplemental disclosure of cash flow information:

Interest paid	$77,098	$91,756
See accompanying notes to condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2006 and 2005
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     The terms “StemCells”, the “Company”, “our”, “we” and “us” as used in this report refer to StemCells Inc. The accompanying unaudited, condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Results of operations for the six months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2006.
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
Marketable securities
     In accordance with Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” the Company has classified the Company’s short-term investments as available-for-sale marketable securities in the accompanying consolidated financial statements. The marketable securities are stated at fair market value, with unrealized gains and losses reported in other comprehensive income. Management reviews securities with unrealized losses for other than temporary impairment. A decline in the fair value of securities that is deemed other than temporary is charged to earnings when so deemed.

Reclassification
     Certain reclassifications of prior year amounts have been made to conform to current year presentation. Patent related expenses of $133,266 and $339,264 for the three and six-month period ended June 30, 2005 have been reclassified from research and development expense to general and administrative expense on the consolidated statements of operations for that period to conform with current year presentation.
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

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net loss applicable to common stockholders	($3,989,359)	($3,868,286)	($8,182,485)	($7,317,119)
Weighted average shares used in computing net loss per share applicable to common stockholders, basic and diluted.	77,105,128	63,072,873	71,306,311	62,741,639
Net loss per share applicable to common stockholders, basic and diluted.	($0.05)	($0.06)	($0.11)	($0.12)
     The Company has excluded outstanding stock options and warrants from the calculation of diluted loss per common share because all such securities are anti-dilutive for all applicable periods presented. These outstanding securities consist of the following potential common shares:

	Outstanding at June 30,
	2006	2005
Outstanding options	7,048,220	6,741,787
Outstanding warrants	1,930,658	4,187,439
Total	8,978,878	10,929,226
Stock-Based Compensation
     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R. SFAS 123R requires all share-based payments to employees, or to non-employee directors as compensation for service on the Board of Directors, to be recognized as compensation expense in the consolidated financial statements based on the fair values of such payments. The Company maintains shareholder approved stock-based compensation plans, pursuant to which it grants stock-based compensation to its employees, and to non-employee directors for Board service. These grants are primarily in the form of options that allow a grantee to purchase a fixed number of shares of the Company’s common stock at a fixed exercise price equal to the market price of the shares at the date of the grant (“qualified stock option grants”). The options may vest on a single date or in tranches over a period of time, but normally they do not vest unless the grantee is still employed by or a director of the Company on the vesting date. The compensation expense for these grants will be recognized over the requisite service period which is typically the period over which the stock-based compensation awards vest. The Company made no modifications to outstanding options with respect to vesting periods or exercise prices prior to adopting SFAS 123R. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107), which provides guidance on the implementation of SFAS 123R. The Company applied the principles of SAB 107 in conjunction with its adoption of SFAS 123R.
     The Company adopted SFAS 123R effective January 1, 2006, using the modified-prospective transition method. Under this transition method, compensation expense will be recognized based on the grant date fair value estimated in accordance with the provisions of SFAS 123R for all new grants effective January 1, 2006, and for options granted prior to but not vested as of December 31, 2005. Prior periods were not restated to reflect the impact of adopting the new standard and therefore do not include compensation expense related to qualified stock option grants for those periods. In accordance with SFAS 123R, the Company recognized stock option related compensation expense of approximately $519,000 and $908,000 for the three and six month periods ended June 30, 2006. All options granted in the three and six month period ended June 30, 2006 were qualified stock options and the related compensation expense was recognized on a straight line basis over the vesting period of each grant net of estimated forfeitures. The Company’s estimated forfeiture rates are based on its historical experience within separate groups of employees. The estimated fair value of the options granted during 2006 and prior years was calculated using a Black Scholes Merton option pricing model (Black Scholes model). The following summarizes the assumptions used in the Black Scholes model as applied in the first and second quarter of 2006:

	First Quarter	Second Quarter
	2006	2006
Risk —free interest rate(1)	4.72%	5.08%
Volatility(2)	119.5%	110.76%
Dividend yield(3)	0%	0%
Expected term (years until exercise)(4)	6.25	6.25

(1)	The risk-free interest rate is based on US Treasury debt securities with maturities close to the expected term of the option.

(2)	Expected volatility is based on historical volatility of the Company’s stock factoring in daily share price observations. In computing expected volatility, the length of the historical period used is equal to the length of the expected term of the option.

(3)	No cash dividends have been declared on the Company’s common stock since the Company’s inception, and the Company currently does not anticipate paying cash dividends over the expected term of the option.

(4)	The expected term is equal to the average of the contractual life of the stock option and its vesting period.
     At June 30, 2006, approximately $4,873,000 of unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of approximately 1.51 years. The resulting effect on net loss and net loss per share attributable to common stockholders is not likely to be representative of the effects in future periods, due to changes in forfeiture rates, additional grants and subsequent periods of vesting.
     Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees.” In accordance with APB 25, the Company recognized no compensation expense for qualified stock option grants, as the options were granted at fair market price of the underlying shares on the date of the grant. For options issued with an exercise price less than the fair market value of the shares at the date of grant, the Company recognized the difference between the exercise price and fair market value as compensation expense in accordance with APB 25. Prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation,” (SFAS 123) as amended by Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure,” (SFAS 148). As compensation expense was disclosed but not recognized in periods prior to January 1, 2006, no cumulative adjustment for forfeitures was recorded in 2006. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation in the prior three and six-month periods ended June 30, 2005:

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
Net loss applicable to common stockholders — as reported	$(3,868,286)	$(7,317,119)
Add: Stock-based employee/director compensation expense included in reported net loss	—	—
Deduct: Total stock-based employee/director compensation expense under the fair value based method for all awards	(101,231)	(238,693)
Net loss applicable to common stockholders — pro forma	$(3,969,517)	$(7,555,812)
Basic and diluted net loss per share applicable to common stockholders as reported	$(0.06)	$(0.12)
Basic and diluted net loss per share applicable to common stockholders — pro forma	$(0.06)	$(0.12)
Shares used in basic and diluted loss per share applicable to common stockholder amounts	63,072,873	62,741,639
     The Company accounts for stock options granted to non-employees in accordance with SFAS 123 and Emerging Issues Task Force (EITF) 96-18 — “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling, Goods Or Services,” and accordingly, recognizes as expense the estimated fair value of such options as calculated using the Black Scholes model. The fair value is remeasured during the service period and is amortized over the vesting period of each option or the recipient’s contractual arrangement, if shorter. No stock options were issued to non-employees other than options granted to non-employee members of the Board of Directors for service as Board members.
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
Recent Accounting Pronouncements
Accounting for Changes and Error Corrections
     In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154 “Accounting Changes and Error Corrections” “SFAS 154). SFAS 154 replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS 154 also requires that a change in method of depreciating or amortizing a long- lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS 154 is not expected to have a material impact on the Company’s consolidated financial statements.
NOTE 2. RENEURON LICENSE AND SETTLEMENT AGREEMENT
     In July 2005, the Company entered into a license and settlement agreement with ReNeuron Limited, a wholly owned subsidiary of ReNeuron Group plc, a publicly listed UK corporation (collectively referred to as “ReNeuron”). As part of the agreement, the Company granted ReNeuron a license that allows ReNeuron to exploit their “c-mycER” conditionally immortalized adult human neural stem cell technology for therapy and other purposes. In return for the license, StemCells received a 7.5% fully-diluted equity interest in ReNeuron, subject to certain anti-dilution provisions, and a cross-license to the exclusive use of ReNeuron’s technology for certain diseases and conditions, including lysosomal storage diseases, spinal cord injury, cerebral palsy and multiple sclerosis. The agreement also provides for full settlement of any potential claims that either StemCells or ReNeuron might have had against the other in connection with any putative infringement of certain of each party’s patent rights prior to the effective date of the agreement. The agreement is Exhibit 10.71 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. An amendment to the agreement was entered on April 3, 2006, a copy of which was attached as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. On June 29, 2006, ReNeuron issued additional shares of common stock, of which StemCells was entitled to 439,071 shares because of the anti-dilution provisions within the agreement and net of shares due to Neurospheres Ltd., an Alberta corporation from which StemCells has licensed some of the patent rights that are the subject of the agreement with ReNeuron. The Company recorded approximately $103,000 as other income for the additional shares. The fair market value of the Company’s holdings in ReNeuron common stock as of December 31, 2005 (8,835,766 shares) and June 30, 2006 (9,274,837 shares) was approximately $3,721,000 and $2,101,000 respectively. Changes in market value as a result of changes in market price per share or the exchange rate between the US dollar and the British pound are accounted for under “other comprehensive loss” if deemed temporary, as in this case, and are not recorded as “other income or loss” until the shares are disposed of and a gain or loss realized. The unrealized loss as of June 30, 2006, is approximately $1,977,000. A decline in the fair value of securities that is deemed other than temporary would be charged to earnings.
NOTE 3. LEASES
     The Company had undertaken direct financing transactions with the State of Rhode Island and received proceeds from the issuance of industrial revenue bonds totaling $5,000,000 to finance the construction of a pilot manufacturing facility related to its former encapsulated cell technology. The related leases are structured such that lease payments will fully fund all semiannual interest payments and annual principal payments through maturity in August 2014. Interest rates vary with the respective bonds’ maturities, ranging currently from 8.1% to 9.5%. The outstanding principal at June 30, 2006 was approximately $1,480,000. The bonds contain certain restrictive covenants, which limit among other things, the payment of cash dividends and the sale of the related assets.
     The Company entered into a fifteen-year lease for a laboratory facility in connection with a sale and leaseback arrangement in 1997. The lease has escalating rent payments and accordingly, the Company is recognizing rent expense on a straight-line basis. At December 31, 2005 and June 30, 2006, the Company had deferred rent liability for this facility of approximately $1,208,000 and $1,223,000 respectively; the deferred rent liability is presented as part of the wind-down accrual.
     Although the Company previously discontinued activities relating to encapsulated cell technology, the Company remains obligated under the leases for the pilot manufacturing facility and the laboratory facility. The Company has succeeded in subleasing the pilot manufacturing facility and part of the laboratory facility. The aggregate income received by the Company is significantly less than the Company’s aggregate obligations under the leases, and the Company’s continued receipt of rental income is dependent on the financial ability of the occupants to comply with their obligations under the subleases. The Company continues to seek to sublet the vacant portions of the Rhode Island facilities, to assign or sell its interests in all of these properties, or to otherwise arrange for the termination of its obligations under the lease obligations on these facilities. There can be no assurance, however, that the Company will be able to dispose of these properties in a reasonable time, if at all, or to terminate its lease obligations without the payment of substantial consideration
     As of February 1, 2001, the Company entered into a 5-year lease for 40,000 square feet of an approximately 68,000 square foot facility located in the Stanford Research Park in Palo Alto, CA. The facility includes space for animals, laboratories, offices, and a GMP (Good Manufacturing Practices) suite. GMP facilities can be used to manufacture materials for clinical trials. On December 19, 2002 the Company negotiated an amendment to the lease, which resulted in reducing the average annual rent over the remaining term of the lease from approximately $3.7 million to $2.0 million. As part of the amendment the Company issued a letter of credit on January 2, 2003 for $503,079, which was an addition to the letter of credit in the amount of $275,000 issued at commencement of the lease, to serve as a deposit for the duration of the lease. The Company negotiated an amendment to the lease effective April 1, 2005, which extends the term of the lease through March 31, 2010, includes an immediate reduction in the rent per square foot, and provides for an expansion of the leased premises by approximately 28,000 additional square feet effective July 1, 2006. In addition, the Company sublet some of the additional space for the period from April 1, 2005 through June 30, 2006. The average annual rent due from the Company under its lease for the period commencing April 1, 2005 to March 31, 2010 is approximately $2 million before subtenant income. The lease has escalating rent payments, which the Company is recognizing on a straight-line basis. At June 30, 2006, the Company had deferred rent liability for this facility of approximately $1,055,000. At June 30, 2006 the Company has a space-sharing agreement covering in total approximately 11,000 square feet of this facility. The Company receives the amount of base rent plus the proportionate share of the operating expenses that it pays for such space over the term of these agreements.
NOTE 4. RELOCATION TO CALIFORNIA FROM RHODE ISLAND
     In October 1999, the Company relocated to California from Rhode Island and established a wind down reserve for the estimated lease payments and operating costs of the Rhode Island facilities through an expected disposal date of June 30, 2000. The Company did not fully sublet the Rhode Island facilities in 2000. Even though the Company intends to dispose of the facility at the earliest possible time, the Company’s management cannot determine with certainty a fixed date by which such disposal will occur. In light of this uncertainty, the Company periodically re-evaluates and adjusts the reserve. The Company considers various factors such as the Company’s lease payments through to the end of the lease, operating expenses, the current real estate market in Rhode Island, and estimated subtenant income based on actual and projected occupancy. At December 31, 2005 the reserve was approximately $6,098,000. For the three and six-month period ended June 30, 2006, the Company incurred approximately $298,000 and $582,000 in operating expenses, which was recorded against the reserve. After evaluating the afore-mentioned factors the Company re-valued the reserve to $5,847,000 at June 30, 2006 by booking an additional $156,000 and $175,100 at March 31, 2006 and June 30, 2006, respectively, as wind-down expenses.
Wind-down reserve

				January to
	January to March	April to June	January to June	December 31,
	31, 2006	30, 2006	30, 2006	2005

Accrued wind-down reserve at beginning of period	$6,098,000	5,970,000	$6,098,000	$4,350,000
Less actual expenses recorded against estimated reserve during the period	(284,000)	(298,000)	(582,000)	(1,079,000)
Additional expense recorded to revise estimated reserve at period-end	156,000	175,000	331,000	2,827,000

Revised reserve at period-end	5,970,000	5,847,000	5,847,000	6,098,000
Add deferred rent at period end (See Note 3)	1,215,000	1,223,000	1,223,000	1,208,000

				January to
	January to March	April to June	January to June	December 31,
	31, 2006	30, 2006	30, 2006	2005

Total accrued wind-down expenses at period-end (current and non current portion)	$7,185,000	$7,070,000	$7,070,000	$7,306,000

Accrued wind-down expenses Current portion
Current portion	$1,182,000	$1,255,000	$1,255,000	$1,119,000

Non current portion	6,003,000	5,815,000	5,815,000	6,187,000

Total Accrued wind-down expenses	$7,185,000	$7,070,000	$7,070,000	$7,306,000

NOTE 5. GRANTS
     In September 2004, the National Institutes of Health (NIH) awarded the Company a Small Business Technology Transfer grant of $464,000 for studies in Alzheimer’s disease, consisting of approximately $308,000 for the first year and approximately $156,000 for the remainder of the grant term, September 30, 2005 through March 31, 2006. The studies have been conducted by Dr. George A. Carlson of the McLaughlin Research Institute (MRI) in Great Falls, Montana, which will receive approximately $222,000 of the total award. The remaining $242,000 has been recognized by the Company as grant revenue as and when resources were expended for this study. For the six month period ended June 30, 2006, the Company recognized approximately $38,000; the Company has now drawn down in full its share of the grant.
NOTE 6. STOCKHOLDERS’ EQUITY
     In March 2006, a warrant issued as part of the June 16, 2004 financing arrangement was exercised to purchase an aggregate of 526,400 shares of the Company’s common stock at $1.89 per share. The Company issued 526,400 shares of its common stock and received proceeds of approximately $995,000. On April 6, 2006, the Company sold 11,750,820 shares of its common stock to a limited number of institutional investors at a price of $3.05 per share, for gross proceeds of approximately $35,840,000. The shares were offered as a registered direct placement under the Company’s effective shelf registration statement previously filed with the Securities and Exchange Commission. For the three and six month period ended June 30, 2006, the Company issued 43,308 and 103,932 shares from activity related to its stock option plans. The following table presents the activity of the Company’s stock option plans for the six month periods ended June 30, 2006 and 2005.

	2006		2005
		Weighted		Weighted
		Average Exercise		Average Exercise
	Options	Price	Options	Price
Outstanding at January 1	6,608,109	$3.02	6,682,201	$2.67
Granted	746,887	$3.33	384,895	$4.08
Exercised	(103,932)	$1.91	(194,475)	$1.62
Canceled	(202,844)	$2.18	(130,834)	$2.27

Outstanding at June 30	7,048,220	$3.10	6,741,787	$2.79

Options exercisable at June 30	4,583,297	$2.98	3,687,643	$2.97

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion of our financial condition and the results of our operations for the three and six month periods ended June 30, 2006 and 2005 should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related footnotes thereto.
     This report contains forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act that involve substantial risks and uncertainties. Such statements include, without limitation, all statements as to expectation or belief and statements as to our future results of operations, the progress of our research, product development and clinical programs, the need for, and timing of, additional capital and capital expenditures, partnering prospects, costs of manufacture of products, the protection of and the need for additional intellectual property rights, effects of regulations, the need for additional facilities and potential market opportunities. Our actual results may vary materially from those contained in such forward-looking statements because of risks to which we are subject, including uncertainty as to whether the U.S. Food and Drug Administration (FDA) will permit us to proceed to clinical testing of proposed products despite the novel and unproven nature of our technology; the risk that, even if approved, our initial clinical trial could be substantially delayed beyond its expected dates or cause us to incur substantial unanticipated costs; uncertainties regarding our ability to obtain the capital resources needed to continue our current research and development operations and to conduct the research, preclinical development and clinical trials necessary for regulatory approvals; failure to obtain a corporate partner or partners if needed to support the development and commercialization of our stem cell programs; the uncertainty regarding the outcome of the Phase I clinical trial and any other trials we may conduct in the future; the uncertainty regarding the validity and enforceability of issued patents; the uncertainty whether any products that may be generated in our stem cell programs will prove clinically effective and not cause tumors or other side effects; the uncertainty whether we will achieve revenues from product sales or become profitable; uncertainties regarding our obligations in regard to our former encapsulated cell therapy facilities in Rhode Island; obsolescence of our technology; competition from third parties; intellectual property rights of third parties; litigation and other risks to which we are subject. All forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth in Item 1A (Risk Factors) and elsewhere in our Form 10-K for the year ended December 31, 2005 and the risk factors set forth in Part II, Item 1A (Risk Factors) and elsewhere in this Form 10-Q.
Overview
     Since our inception in 1988, we have been primarily engaged in research and development of human therapeutic products. Since the second half of 1999, our sole focus has been on our stem cell technology. In March 2006, we initiated a Phase I clinical trial of our human neural stem cells as a treatment for the infantile and late infantile forms of neuronal ceroid lipofuscinosis (NCL) at Doernbecher Children’s Hospital at Oregon Health & Science University (OHSU) in Portland, Oregon. NCL, which is often referred to as Batten disease, is a rare, fatal neurodegenerative disease afflicting infants and young children. We are currently enrolling patients in the trial and expect to dose the first patient later this year.
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
     Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future due to the occurrence of material recurring and nonrecurring events, including without limitation the receipt and payment of recurring and nonrecurring licensing payments, the initiation or termination of research collaborations, the on-going expenses to lease and maintain our facilities in Rhode Island and the increasing costs associated with our facility in California. To expand and support to our Research and Development programs, we will need to hire more personnel, which will lead to higher operating expenses.
     Our program in neural stem and progenitor cells ranges from the preclinical stage, in which we test human neural stem cells in small animal models of human diseases both in-house and through external academic collaborators, through the development phase, in which we evaluate improvements to expansion methods and the toxicology of the cells, through the clinical development phase, with respect to the Phase I clinical trial in Batten disease mentioned above. In our liver cell program, we are engaged in evaluating our proprietary human liver engrafting cell in various in vivo assays. We plan to advance our liver cell program into product development as rapidly as we can. Our pancreas program is still in the discovery stage and further evaluation of the therapeutic potential of the candidate human pancreatic stem/progenitor cell will be required.
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
Stock-Based Compensation
     In December 2004, FASB issued SFAS 123R “Share-Based Payment.” This Statement is a revision of SFAS 123 “Accounting for Stock-Based Compensation” and amends SFAS No. 95 “Statement of Cash Flows.” SFAS 123R supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The new standard is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. We adopted SFAS 123R effective January 1, 2006. Adoption of the expensing requirements will reduce our reported earnings. See “Stock Based Compensation” under Note 1 for the current and potential impact on net loss and net loss per share attributable to common shareholders.
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
     Management forms its best estimate on a quarterly basis, after considering actual sublease activity, reports from our broker/realtor about current and predicted real estate market conditions in Rhode Island, the likelihood of new subleases in the foreseeable future for the specific facility and significant changes in the actual or projected operating expenses of the property. We discount the projected net outflow over the term of the leasehold to arrive at the present value, and adjust the reserve to that figure. The estimated vacancy rate for the facility is an important assumption in determining the reserve because changes in this assumption have the greatest effect on estimated sublease income. In addition, the vacancy rate estimate is the variable most subject to change, while at the same time it involves the greatest judgment and uncertainty due to the absence of highly predictive information concerning the future of the local economy and future demand for specialized laboratory and office space in that area. The average vacancy rate of the facility for years 2001 through 2005 was approximately 64%, varying from 49% to 80%. As of June 30, 2006, based on current information available to management, the vacancy rate is projected to be 91% for the remainder of 2006, 84% for 2007, and approximately 70% from 2008 through the end of the lease. These estimates are based on actual occupancy in 2006, expiration of subleases in 2006 and 2008, predicted lead time for acquiring new subtenants, historical vacancy rates for the area and assessments by our broker/realtor of future real estate market conditions. If the assumed vacancy rate for 2008 to the end of the Lease had been five percentage points higher or lower at June 30, 2006, then the reserve would have increased or decreased by approximately $230,000. Similarly, a 5% increase or decrease in the operating expenses for the facility from 2006 would have increased or decreased the reserve by approximately $124,000, and a 5% increase or decrease in the assumed average rental charge per square foot would have increased or decreased the reserve by approximately $66,000. Management does not wait for specific events to change its estimate, but instead uses its best efforts to anticipate them on a quarterly basis.
     The wind-down reserve at the end of December 31, 2005 was $6,098,000. For the three and six-month period ended June 30, 2006, we recorded actual expenses against this reserve of approximately $298,000 and $582,000 respectively. Based on management’s evaluation of the factors mentioned, and particularly the projected vacancy rates described above, we adjusted the reserve to $5,847,,000 by recording an additional $331,000 for the six month period ended June 30, 2006. See Note 4 for a breakdown of these figures by quarter.
RESULTS OF OPERATIONS
Three months ended June 30, 2006 and 2005
Revenue
     Revenue in the second quarter of 2006, as compared with the same quarter in 2005, is summarized in the table below:

	2006	2005	Change from previous year

			$	%
Revenue:
Revenue from grants	$—	$26,092	($26,092)	—
Revenue from licensing agreements	20,535	10,677	9,858	92%

Total revenue	$20,535	$36,769	($16,234)	(44)%
     For the three months ended June 30, 2005, revenue from grants totaled approximately $26,000. The revenue from grants was part of a $464,000 Small Business Technology Transfer grant for studies in Alzheimer’s disease. By March 31, 2006, the Company had drawn down in full its share of the grant. Total revenue includes licensing revenue of approximately $20,000, and $11,000 for the three-month periods ended June 30, 2006 and 2005, respectively.
Operating Expenses
     Operating expenses in the second quarter of 2006, as compared with the same quarter in 2005, is summarized in the table below:

	2006	2005	Change from previous year

			$	%
Operating expenses:
Research and development	$3,187,513	$1,969,096	$1,218,417	62%
General and administrative	1,412,513	954,542	457,971	48%
Wind-down expenses	174,901	1,197,226	(1,022,325)	(85)%

Total operating expenses	$4,774,927	$4,120,864	$654,063	16%
     Research and development expenses totaled approximately $3,188,000 for the three months ended June 30, 2006, compared with approximately $1,969,000 for the same period in 2005. The increase of $1,218,000, or approximately 62%, from 2005 to 2006 was primarily attributable to expansion of our operations in cell processing and clinical development, which consisted of an increase in personnel costs of approximately $585,000 and an increase in external services of approximately $399,000, with the remainder due to increases in supplies, rent and other operating expenses. Of the approximately $585,000 increase in personnel costs, approximately $311,000 was attributable to the expensing of stock option compensation as required by the new accounting pronouncement SFAS 123R (see “Stock Based Compensation” under Note 1 above), with the balance attributable to an increase in head count. At June 30, 2006, we had 36 full-time employees working in research and development and laboratory support services as compared to 30 at June 30, 2005.
     General and administrative expenses were approximately $1,413,000 for the three months ended June 30, 2006, compared with approximately $955,000 for the same period in 2005. The increase of $458,000, or approximately 48%, from 2005 to 2006 was primarily attributable to an increase in personnel costs of approximately $332,000, of which approximately $235,000 was attributable to the expensing of stock option compensation as required by the new accounting pronouncement SFAS 123R (see “Stock Based Compensation” under Note 1 above) with the balance attributable to an increase in head count. The remaining increase in costs was attributable to an increase in costs related to auditor’s fees, investor relations, listing fees, facilities and other expenses.
     In 1999, in connection with exiting our former research facility in Rhode Island, we created a reserve for the estimated lease payments and operating expenses related to it. The reserve has been re-evaluated and adjusted based on assumptions relevant to real estate market conditions and the estimated time until we could either fully sublease, assign or sell our remaining interests in the property. At March 31, 2006, the reserve was approximately $5,970,000. For the three months ended June 30, 2006, expenses of $298,000 net of subtenant income were recorded against this reserve (see Note 4 for a breakdown of these figures by quarter). At June 30, 2006, we re-evaluated the estimate and adjusted the reserve to approximately $5,847,000 by recording an additional $175,000 as wind-down expenses. Wind-down expenses recorded for the same period in 2005 were $1,197,000. Expenses for this facility will fluctuate based on changes in tenant occupancy rates and other operating expenses related to the lease. Even though it is our intent to sublease, assign, sell or otherwise divest ourselves of our interests in the facility at the earliest possible time, we cannot determine with certainty a fixed date by which such events will occur. In light of this uncertainty, based on estimates, we will periodically re-evaluate and adjust the reserve, as necessary.
Other Income
     Other income in the second quarter of 2006, as compared with the same quarter in 2005, is summarized in the table below:

	2006	2005	Change from previous year

			$	%
Other income (expense):
License and settlement agreement, net	$103,359	$—	$103,359	—
Interest income	703,551	261,389	442,162	169%
Interest expense	(38,505)	(45,345)	6,840	(15)%
Other income (expense)	(3,372)	(235)	(3,137)	*

Total other income (expense)	$765,033	$215,809	$549,224	254%

*	Not meaningful
     For the three months ended June 30, 2006, under the terms of a license and settlement agreement with ReNeuron (see Note 2 for details), we recorded approximately $103,000 as other income upon receipt of additional shares of ReNeuron common stock due to us because of an anti-dilution provision within the agreement.
     Interest income for the three months ended June 30, 2006 and 2005 was approximately $704,000 and $261,000, respectively. The increase in interest income in 2006 was primarily attributable to higher yield on investments.
     Interest expense for the three months ended June 30, 2006 and 2005 was approximately $39,000 and $45,000 respectively. The decrease in interest expense in 2006 was attributable to lower outstanding debt and capital lease balances in 2006 compared to 2005.
     Increase in other expense in 2006 was primarily attributable to an approximate $1,000 loss on write-off of equipment and an increase of $2,000 in franchise tax paid.
Six months ended June 30, 2006 and 2005
Revenue
     Revenue for the six months ended June 30, 2006, as compared with the same period in 2005, is summarized in the table below:

	2006	2005	Change from previous year

			$	%
Revenue:
Revenue from grants	$37,550	$52,184	($14,634)	(28)%
Revenue from licensing agreements	24,535	19,906	4,629	23%

Total revenue	$62,085	$72,090	($10,005)	(14)%
     For the six months ended June 30, 2006 and June30, 2005, revenue from grants totaled approximately $38,000 and $52,000 respectively. The revenue from grants was part of a $464,000 Small Business Technology Transfer grant for studies in Alzheimer’s disease. By March 31, 2006, we had drawn down in full our share of the grant. Total revenue includes licensing revenue of $25,000 and $20,000 for the six-month periods ended June 30, 2006 and 2005, respectively.
Operating Expenses
     Operating expenses for the six months ended June 30, 2006, as compared with the same period in 2005, is summarized in the table below:

	2006	2005	Change from previous year

			$	%
Operating expenses:
Research and development	$5,879,394	$3,588,029	$2,291,365	64%

	2006	2005	Change from previous year

			$	%
General and administrative	3,089,837	2,459,744	630,093	26%
Wind-down expenses	331,018	1,718,200	(1,387,182)	(81)%

Total operating expenses	$9,300,249	$7,765,973	$1,534,276	20%
     Research and development expenses totaled approximately $5,879,000 for the six months ended June 30, 2006, compared with approximately $3,588,000 for the same period in 2005. The increase of $2,291,000, or approximately 64%, from 2005 to 2006 was primarily attributable to expansion of our operations in cell processing and clinical development, which consisted of an increase in personnel costs of approximately $1,127,000 and an increase in external services of approximately $596,000, with the remainder attributable to increases in supplies, rent and other operating expenses. Of the approximately $1,127,000 increase in personnel costs, approximately $528,000 was attributable to the expensing of stock option compensation as required by the new accounting pronouncement SFAS 123R (see “Stock Based Compensation” under Note 1 above), with the balance attributable to an increase in head count. At June 30, 2006, we had 36 full-time employees working in research and development and laboratory support services as compared to 30 at June 30, 2005.
     General and administrative expenses were approximately $3,090,000 for the six months ended June 30, 2006, compared with approximately $2,460,000 for the same period in 2005. The increase of $630,000, or approximately 26%, from 2005 to 2006 was primarily attributable to an increase in personnel costs of approximately $713,000, of which approximately $434,000 was attributable to the expensing of stock option compensation as required by the new accounting pronouncement SFAS 123R (see “Stock Based Compensation” under Note 1 above) with the balance attributable to an increase in head count. The increase in personnel costs was partially offset by a decrease of approximately $83,000 in other operating expenses mainly attributable to a decrease in recruiting fees.
     In 1999, in connection with exiting our former research facility in Rhode Island, we created a reserve for the estimated lease payments and operating expenses related to it. The reserve has been re-evaluated and adjusted based on assumptions relevant to real estate market conditions and the estimated time until we could either fully sublease, assign or sell our remaining interests in the property. At December 31, 2005 the reserve was approximately $6,098,000. For the six months ended June 30, 2006, expenses of $582,000 net of subtenant income were recorded against this reserve. At June 30, 2006 we re-evaluated the estimate and adjusted the reserve to approximately $5,847,000 by recording an additional $331,000 (including the March 31, 2006 adjustment of $156,000) as wind-down expenses (see Note 4 for a breakdown of these figures by quarter). Wind-down expenses recorded for the same period in 2005 were $1,197,000. Expenses for this facility will fluctuate based on changes in tenant occupancy rates and other operating expenses related to the lease. Even though it is our intent to sublease, assign, sell or otherwise divest ourselves of our interests in the facility at the earliest possible time, we cannot determine with certainty a fixed date by which such events will occur. In light of this uncertainty, based on estimates, we will periodically re-evaluate and adjust the reserve, as necessary.
Other Income
     Other income for the six months ended June 30, 2006, as compared with the same period in 2005, is summarized in the table below:

	2006	2005	Change from previous year

			$	%
Other income (expense):
License and settlement agreement, net	$103,359	$—	$103,359	—
Interest income	1,043,365	489,152	554,213	113%
Interest expense	(77,098)	(91,756)	14,658	(16)%
Other income (expense)	(13,947)	(20,632)	6,685	(32)%

Total other income (expense)	$1,055,679	$376,764	$678,915	180%

     For the six months ended June 30, 2006, as part of a license and settlement agreement with ReNeuron (see Note 2 for details), we recorded approximately $103,000 as other income for additional shares of ReNeuron common stock due to us because of an anti-dilution provision within the agreement.
     Interest income for the six months ended June 30, 2006 and 2005 was approximately $1,043,000 and $489,000 respectively. The increase in interest income in 2006 was primarily attributable to higher yield on investments.
     Interest expense for the six months ended June 30, 2006 and 2005 was approximately $77,000 and $92,000 respectively. The decrease in interest expense in 2006 was attributable to lower outstanding debt and capital lease balances in 2006 compared to 2005. Decrease in other expense from approximately $21,000 to $14,000 was primarily attributable to a decrease in estimated franchise tax payable in 2006.
LIQUIDITY AND CAPITAL RESOURCES
     Since our inception, we have financed our operations through the sale of common and preferred stock, the issuance of long-term debt and capitalized lease obligations, revenues from collaborative agreements, research grants and interest income.
     We had cash and cash equivalents totaling $59,907,207 at June 30, 2006. Cash equivalents are invested in US Treasury debt securities with maturities of less than 90 days. The table below summarizes our cash flows for the respective six month periods.

	2006	2005	Change from previous year

			$	%
Net cash used in operating activities	($7,868,586)	($6,480,046)	($1,388,540)	21%
Net cash used in investing activities	(1,179,732)	(285,280)	(894,452)	314%
Net cash provided (used) by financing activities	34,414,616	2,101,339	32,313,277	1,538%

Increase (decrease) in cash and cash equivalents	$25,366,298	($4,663,987)	$30,030,285	*

*	Not meaningful
     The increase from 2005 to 2006 of approximately $1,389,000, or 21%, in cash used in operating activities was primarily attributable to an increase in personnel costs and external services, and the increase of $894,000, or 314%, in cash used in investing activities was primarily attributable to an increase in equipment costs, all resulting from the expansion of our operations in cell processing and clinical development.
     On April 6, 2006, we sold 11,750,820 shares of our common stock to a limited number of institutional investors at a price of $3.05 per share, for gross proceeds of approximately $35,840,000. The shares were offered as a registered direct placement under the Company’s effective shelf registration statement previously filed with the U.S. Securities and Exchange Commission (SEC). We received total proceeds, net of offering expenses and placement agency fees, of approximately $33,200,000. UBS Investment Bank (UBS) acted as placement agent in this offering. For acting as our placement agent, UBS received fees of approximately $2,150,000 and expense reimbursement of approximately $50,000. No warrants were issued as part of this financing transaction.
Key financing arrangements in the previous three years include the following:
•	On October 26, 2004, we entered into an agreement with institutional investors with respect to the registered direct placement of 7,500,000 shares of our common stock at a purchase price of $3.00 per share, for gross proceeds of $22,500,000. C.E. Unterberg, Towbin LLC (Unterberg) and Shoreline Pacific, LLC (Shoreline) served as placement agents for the transaction. We sold these shares under a shelf registration statement previously filed with and declared effective by the SEC. For acting as our placement agent Unterberg and Shoreline received fees of approximately

$1,350,000 and expense reimbursement of approximately $40,000. No warrants were issued as part of this financing transaction.
•	On June 16, 2004, we entered into a definitive agreement with institutional and other accredited investors with respect to the private placement of approximately 13,160,000 shares of our common stock at a purchase price of $1.52 per share, for gross proceeds of approximately $20,000,000. Investors also received warrants exercisable for five years to purchase approximately 3,290,000 shares of common stock at an exercise price of $1.90 per share. Unterberg served as placement agent for the transaction. For acting as our placement agent, Unterberg received fees totaling $1,200,192, expense reimbursement of approximately $25,000 and a five year warrant to purchase 526,400 shares of our common stock at an exercise price of $1.89 per share.

•	On December 10, 2003 we completed a $9.5 million financing transaction with Riverview Group L.L.C. (Riverview), through the sale of 5,000,000 shares of common stock at a price of $1.90 per share. The closing price of our common stock on that date was $2.00 per share.

•	Pursuant to a Stock Purchase Agreement dated May 7, 2003, we issued 4,000,000 shares of our common stock to Riverview for $6.5 million, or $1.625 per share. On the date of the agreement, the price was above the trading price of our common stock, which closed at $1.43 per share on that date. We also agreed to issue a 2-year warrant to Riverview to purchase 1,898,000 shares of common stock at $1.50 per share. In November 2003 and May 2005, Riverview exercised this warrant, resulting in gross proceeds to us of $2,847,000.

•	As disclosed above, on April 6, 2006, we sold 11,750,820 shares of our common stock to a limited number of institutional investors at a price of $3.05 per share, for net proceeds to us of approximately $33,200,000.
Future Contractual Cash Obligations
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
     The following table summarizes our future contractual cash obligations (including both Rhode Island and California leases, but excluding interest income and sub-lease income):

		Payable
		July to					Payable in
		December	Payable in	Payable in	Payable in	Payable in	2011 and
	Total	2006	2007	2008	2009	2010	beyond

Capital lease payments	$2,177,727	$256,088	$332,545	$244,531	$244,572	$242,560	$857,431
Operating lease payments	16,571,954	1,557,456	3,165,162	3,469,017	3,536,843	1,767,304	3,076,172

Total contractual cash obligations	$18,749,681	$1,813,544	$3,497,707	$3,713,548	$3,781,415	$2,009,864	$3,933,603

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     In July 2005, the Company entered into a license and settlement agreement with ReNeuron. As part of the agreement, the Company granted ReNeuron a license that allows ReNeuron to exploit their “c-mycER” conditionally immortalized adult human neural stem cell technology for therapy and other purposes. In return for the license, StemCells received a 7.5% fully-diluted equity interest in ReNeuron, subject to certain anti-dilution provisions, and a cross-license to the exclusive use of ReNeuron’s technology for certain diseases and conditions, including lysosomal storage diseases, spinal cord injury, cerebral palsy and multiple sclerosis. The agreement also provides for full settlement of any potential claims that either StemCells or ReNeuron might have had against the other in connection with any putative infringement of certain of each party’s patent rights prior to the effective date of the agreement. The agreement is Exhibit 10.71 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. An amendment to the agreement was entered on April 3, 2006, a copy of which is attached as an exhibit to this Report on Form 10-Q. On June 29, 2006, ReNeuron issued additional shares of common stock, of which StemCells was entitled to 439,071 shares because of the anti-dilution provisions within the agreement and net of shares due to Neurospheres Ltd., an Alberta corporation from which StemCells has licensed some of the patent rights that are the subject of the agreement with ReNeuron. The Company recorded approximately $103,000 as other income for the additional shares. The fair market value of the StemCells holdings in ReNeuron’s common stock as of December 31, 2005 (8,835,766 shares) and June 30, 2006 (9,274,837 shares) was approximately $3,721,000 and $2,101,000 respectively. Changes in market value as a result of changes in market price per share or the exchange rate between the US dollar and the British pound are accounted for under “other comprehensive loss” if deemed temporary, and are not recorded as “other income or loss” until the shares are disposed of and a gain or loss realized. The unrealized loss as of June 30, 2006, is approximately $1,977,000. A decline in the fair value of securities that is deemed other than temporary would be charged to earnings.

							Expected
				Share price at	Exchange Rate at	Market Value in	Future
Company/Stock			No. of Shares at	June 30,2006 in	June 30, 2006	USD at June 30,	Cash
Symbol	Exchange	Associated Risks	June 30, 2006	GBP (£)	1 GBP = USD	2006	Flows
ReNeuron Group plc/RENE	AIM (AIM is the London Stock Exchange’s Alternative Investment Market)	- Lower share price - Foreign currency translation - Liquidity - Bankruptcy	9,274,837	0.1225	1.8491	$2,100,887	(1)

(1)	We have not formally adopted a liquidation plan for this investment. Liquidation may be necessary in the future to meet operating cash flow requirements. Although we are not legally restricted from selling the stock, the share price is subject to change and the volume traded has been very small since the stock was listed on the AIM on August 12, 2005. The performance of ReNeuron Group plc stock since its listing does not predict its future value.
     Other than the above, no significant changes have occurred in our quantitative and qualitative information about market risks disclosed in our Annual Report on Form 10-K for the fiscal year ending December 31, 2005.
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
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Geron Corporation has opposed two of our European patents that relate to neural stem cells and their uses, alleging that each patent should be revoked on multiple grounds. The oppositions were filed with the European Patent Office on December 11, 2003 (Patent No. EP-B-0594669) and February 13, 2004 (Patent No. EP-B-0669973). We filed responses to both oppositions on September 23, 2004. Both oppositions were heard in 2005, and the patents were maintained in somewhat altered form by the Opposition Division of the European Patent Office. The written opinion was issued on May 24, 2006 in the case concerning Patent No. EP-B-0669973, but the time for appeal has not yet expired. The written opinion has not yet been issued in the case concerning Patent No. EP-B-0594669; the time for appeal will begin to run in that case when the Opposition Division opinion issues. There can be no assurance that Geron will not appeal in either or both cases. While we are confident that, should either decision be appealed by Geron, the decision will be upheld, there can be no guarantee of this. If we were ultimately unsuccessful in our defense of the opposed patents, all claimed rights in the opposed patents would be lost in Europe. U.S. counterparts to these patents are part of our issued patent portfolio; they are not subject to opposition, since that procedure does not exist under U.S. patent law, but other types of proceedings may be available to third parties to contest our U.S. patents.
ITEM 1A. RISK FACTORS
     There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ending December 31, 2005.
ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
     None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On June 21, 2006, we held our Annual Meeting of Shareholders. Martin McGlynn, President and CEO of StemCells, and Roger Perlmutter, M.D., Ph.D., were re-elected to the Board as Class III directors, with terms expiring in 2009. The remaining members of the Board, whose terms continued after the Annual Meeting, are Eric Bjerkholt, Ricardo Levy, Ph.D., John Schwartz, Ph.D., and Irving Weissman, M.D. The shareholders also ratified the selection of Grant Thornton LLP as StemCells’ independent public accountants for the fiscal year ending December 31, 2006 and adopted the Company’s 2006 Equity Incentive Plan.
     The number of proxies finally tabulated represented 71,617,330 of the 77,733,866 eligible shares, or 92.131 percent of eligible shares. The votes on each of the proposals were as follows:

		Authority
	For	Withheld	Against	Abstain
Election of Martin McGlynn as director	69,057,032	2,560,298

Election of Roger Perlmutter, M.D., Ph.D., as director	69,078,635	2,538,695

Ratification of Grant Thornton LLP as independent accountants for 2006	69,871,355		1,446,519	299,455

Adoption of 2006 Equity Incentive Plan	10,905,995		2,741,322	330,391
PART II
ITEM 5. OTHER INFORMATION
     There were no matters required to be disclosed in a current report on Form 8-K during the fiscal quarter covered by this report that were not so disclosed.
PART II
ITEM 6. EXHIBITS
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

STEMCELLS, INC.

(name of Registrant)

July 31, 2006	/s/ Rodney K. B. Young

Rodney K. B. Young
Chief Financial Officer

Exhibit Index
PART II — ITEM 6. EXHIBITS
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