Form 10-Q/A
period 2006-03-31
STEMCELLS INC
filed 2006-08-10
CIK 883975

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Company’s Quarterly Report on Form 10-Q for the first quarter ended March 31, 2006, originally filed on April 27, 2006 (the “Original Filing”). The Company is filing this Amendment solely in order to re-file Exhibit 31.1, Certification of of Martin McGlynn under Section 302 of the Sarbanes-Oxley Act of 2002, and Exhibit 31.2, Certification of Rodney K. B. Young under Section 302 of the Sarbanes-Oxley Act of 2002 (the “Certifications”), both of which include language in paragraph 4 related to internal control over financial reporting that was inadvertently omitted from the Certifications included in the Original Filing. This Form 10-Q/A does not modify or update any other exhibits or disclosures presented in the Original Filing.
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

STEMCELLS, INC.

(name of Registrant)

August 8, 2006	/s/ Rodney K. B. Young

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

4