Form 10-Q/A
period 2006-06-30
STEMCELLS INC
filed 2006-08-10
CIK 883975

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10–Q/A (this “Amendment”) amends the Company’s Quarterly Report on Form 10–Q for the second quarter ended June 30, 2006, originally filed on July 31, 2006 (the “Original Filing”). The Company is filing this Amendment solely in order to re-file Exhibit 31.1, Certification of of Martin McGlynn under Section 302 of the Sarbanes-Oxley Act of 2002, and Exhibit 31.2, Certification of Rodney K. B. Young under Section 302 of the Sarbanes-Oxley Act of 2002 (the “Certifications”), both of which include language in paragraph 4 related to internal control over financial reporting that was inadvertently omitted from the Certifications included in the Original Filing. This Form 10–Q/A does not modify or update any other exhibits or disclosures presented in the Original Filing.
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