Form 10-K
period 2006-12-31
STEMCELLS INC
filed 2007-03-15
CIK 883975

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Aggregate market value of Common Stock held by non-affiliates at June 30, 2006: $157,013,768. Inclusion of shares held beneficially by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management policies of the registrant, or that such person is controlled by or under common control with the Registrant.

Common stock outstanding at February 23, 2007:  78,625,667 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2007 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A are incorporated by reference in Part III of this report.

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

Overview

StemCells, Inc. is focused on the discovery and development of cell-based therapeutics to treat damage to or degeneration of major organ systems such as the Central Nervous System, Liver and Pancreas. Many degenerative diseases are caused by the loss of normal cellular function in the particular organ. Our aim is to restore organ function, improve patients’ lives, and reduce the substantial health care costs associated with these diseases and disorders. We seek to identify and purify rare stem and progenitor cells, develop methods and processes to expand and bank them as transplantable cells, and then demonstrate their safety and efficacy as therapeutic agents. We are currently conducting a Phase I clinical trial to evaluate the safety and preliminary efficacy of our lead product, the human neural stem cell (HuCNS-SCtm), as a treatment for infantile and late infantile neuronal ceroid lipofuscinosis (NCL), two forms of a group of disorders often referred to as Batten disease. As of February 2007, two patients out of a total of six planned in this trial have been enrolled and transplanted with HuCNS-SC.

Stem cells are cells that can produce all the functional mature cell types found in normal organs of healthy individuals. Progenitor cells are cells that have already developed from the stem cells, but can still produce one or more types of mature cells within an organ. We use cells derived from donated fetal or adult tissue sources, which are supplied to us in compliance with all applicable state and federal regulations. At this time, we are not developing embryonic stem cells for therapeutic use nor are we involved in any activity directed toward human cloning. Our programs are all directed toward the use of tissue-derived cells for treating or curing diseases and injuries.

We have successfully identified, purified, and characterized the human neural stem cell. Our neural stem cell product, HuCNS-SC, is in a Phase I clinical trial for its first indication and we are conducting additional preclinical and IND-enabling work for additional indications. We have also identified a population of cells derived from liver tissue, the human liver engrafting cells (hLEC), which when transplanted into a mouse model of liver degeneration, show long-term engraftment, differentiate into human hepatocytes, secrete human hepatic proteins and form structural elements of the liver. Based on this data, we are developing the hLEC for potential therapeutic applications to liver diseases. Our goal is to initiate a clinical test of these cells in patients within the next twelve months. We have also identified a candidate stem cell of the pancreas and this program is at the research stage.

We believe that, if successfully developed, our cell technologies will create the basis for therapies that would address a number of conditions with significant unmet medical needs. Many neurodegenerative diseases involve the failure of an organ that cannot be transplanted, i.e., the brain or central nervous system. Other diseases, such as hepatitis and diabetes, involve organs, such as the liver or pancreas, that can be transplanted, but of which there is a very limited supply available for transplant. We estimate that these neural, liver and pancreatic conditions affect more than 57 million people in the United States and account for more than $325 billion annually in health care costs.(1)

StemCells California, Inc., a California corporation, is our wholly-owned subsidiary, and the owner or licensee of most of our intellectual property. References in this annual report to “the Company,” “we,” “us,” and similar words include this subsidiary.

Stem Cell Therapy Background

Cells maintain normal physiological function in healthy individuals by secreting or metabolizing substances, such as sugars, amino acids, neurotransmitters and hormones, which are essential to life. When cells are damaged or

(1)  This estimate is based on information from the Alzheimer’s Association, the Alzheimer’s Disease Education & Referral Center (National Institute on Aging), the National Parkinson Foundation, the National Institutes of Health’s National Institute on Neurological Disorders and Stroke, the Foundation for Spinal Cord Injury Prevention, Care & Cure, the Travis Roy Foundation, the Centers for Disease Control and Prevention, the Wisconsin Chapter of the Huntington’s Disease Society of America, the American Liver Foundation, the Cincinnati Children’s Hospital Medical Center, and JAIDs.

destroyed, they no longer produce, metabolize or accurately regulate those substances. Cell loss and impaired cellular function are leading causes of degenerative diseases, and some of the specific substances or proteins that are deficient in some of these diseases have been identified. Although administering these substances or proteins has some advantages over traditional pharmaceuticals, such as specificity, there is no existing technology that can deliver them precisely to the sites of action, under the appropriate physiological regulation, in the appropriate quantity, nor for the duration required to cure the degenerative condition. Cells, however, can do all this naturally. Thus, where failing cells are no longer producing needed substances or proteins or where there has been irreversible tissue damage or organ failure, transplantation of stem or progenitor cells may slow or prevent the loss of functional cells or enable the generation of new functional cells, thus potentially maintaining or restoring organ function and the patient’s health.

Stem cells have two defining characteristics: (i) they produce all the kinds of mature cells making up the particular organ; and (ii) they self renew — that is, some of the cells developed from stem cells are themselves new stem cells, thus permitting the process to occur again and again. Stem cells are known to exist for a number of systems of the human body, including the blood and immune system, the central and peripheral nervous systems (including the brain), the skin, bone, and even hair. They are thought to exist for many others, including the liver and pancreas endocrine systems, gut, muscle, and heart. Stem cells are responsible for organ regeneration during normal cell replacement and, to a greater or lesser extent, after injury.

Stem cells are rare and only available in limited supply, whether from the patients themselves or from donors. Cells obtained from the same person who will receive them may be abnormal if the patient is ill or the tissue is contaminated with disease-causing cells. Also, such cells can often be obtained only through significant surgical procedures. Therefore, in order to develop cell-based therapeutics, three key challenges must be overcome: (i) identifying the stem or progenitor cells of a particular organ and testing them for therapeutic potential; (ii) creating processes to enable use of these rare cells in clinical applications, such as expanding and banking them in sufficient quantities to transplant into multiple patients, or purifying them for use in direct transplantation; and (iii) demonstrating the safety and efficacy of these potential therapeutics in human clinical trials.

The Potential of Our Tissue-Derived Cell-Based Therapeutics

We believe that, if successfully developed, stem and progenitor cell-based therapeutics have the potential to provide a broad therapeutic approach comparable in importance to traditional pharmaceuticals and genetically engineered biologics. Stem cells can self-renew and specialize into the different kinds of cells that are commonly lost in various diseases, and our preclinical research suggests that transplanted stem cells may also be able to migrate some distance to the proper location within the body, expand, specialize and protect or replace damaged or defective cells. Because of this, we believe that cell-based therapeutics may facilitate the return to proper function, potentially for the life of the patient.

To our knowledge, no one has developed an FDA-approved method for replacing lost or damaged tissues from the human nervous system. Replacement of tissues in other areas of the human body is mainly limited to those few cases, such as bone marrow or peripheral blood cell transplants, where transplantation of the patient’s own cells is now feasible. In a few additional areas, including the liver, transplantation of donor organs is now used, but is limited by the scarcity of organs available through donation. More recently, investigators have isolated subpopulations of cells from a specific organ, such as hepatocytes from the liver or islet cells from the pancreas, which have been transplanted into patients with a measure of success. However, these types of cell transplants are also limited by the availability of suitable organs.

StemCells has focused on identifying and purifying tissue-derived stem and progenitor cells for use in homologous therapy, that is, use of brain derived neural stem cells for treatment of brain disorders; pancreas derived cells for treatment of pancreas disorders; or liver derived cells for treatment of liver disorders. Tissue-derived stem cells are developmentally pre-programmed to become the specialized cells of the organ from which they are derived by responding directly to cues of the host environment. We believe the homologous use of purified, unmodified tissue-derived cells is the most direct way to provide for engraftment of the cells and differentiation into the mature specialized cells of the organ, and should minimize the risk of transplantation of unwanted cell types.

We have developed techniques for discovering novel monoclonal antibodies that can be used to label markers on cell surfaces to identify and isolate specific cell types, and particularly stem and progenitor cells. This methodology allows us to purify the stem cell population and eliminate other unwanted cell types. For example, we have discovered and patented the use of monoclonal antibodies to identify the human neural stem cell, as well as human liver engrafting cells and a candidate pancreatic stem/progenitor cell.

With respect to the human neural stem cell, our lead product candidate, we believe we have overcome the first two key challenges to developing a cell-based therapeutic. We have developed proprietary and reproducible processes to identify, purify, expand and bank human neural stem cells from brain tissue. Because the product is a purified composition of normal human neural stem cells, it should be better suited for transplantation and should provide a safer and more effective alternative to therapies that are based on cells derived from cancer cells, animal-derived cells or are an unpurified mix of many different cell types. Furthermore, we have shown that these purified and expanded stem cells, when transplanted into immunodeficient mice, engraft, migrate, differentiate into neurons and glial cells and survive for as long as one year with no sign of tumor formation or adverse effects on the animals; moreover, the cells were still dividing at the end of the test period. These findings show that our neural stem cells, when transplanted, adopt the characteristics of the host brain and act like normal stem cells, suggesting the possibility of a continual replenishment of normal human brain cells.

Business Strategy

We are seeking to develop and commercialize cell-based therapeutics to treat, and possibly cure, a range of human diseases. Our strategy is to be the first to identify, isolate and patent multiple types of human stem and progenitor cells with therapeutic and commercial importance; to develop techniques and processes either to reproducibly purify the cells for direct transplant or to enable the expansion and banking of those cells; and then to take them into clinical development as transplantable therapeutics. To date, we have identified three rare cell types: the human neural stem cell, human liver engrafting cells, and a candidate pancreas stem cell. We have developed the methods and processes to expand and bank the neural stem cell and are now engaged in the first clinical trial of our neural stem cell product, HuCNS-SC.

We believe that patent protection will be available to the first to identify and isolate any of the finite number of different types of human stem cells, and the first to define methods to culture such cells, making the commercial development of cell-based treatments for currently intractable diseases financially feasible. Thus, a central element of our business strategy is to obtain patent protection for the compositions, processes and uses of these multiple types of cells. We have obtained rights to certain inventions relating to stem cells and progenitor cells from academic institutions. We expect to continue to expand our search for, and to seek to acquire rights from third parties relating to, new stem and progenitor cells, and to further develop our intellectual property positions with respect to these cells in-house and through research at scholarly institutions. Our portfolio of issued patents includes a method of culturing normal human central nervous system stem and progenitor cells in our proprietary chemically-defined media, and our published studies show that these cultured and expanded cells give rise to all three major cell types of the central nervous system. We also have patent applications pending in connection with our work on liver and pancreas stem and progenitor cells.

Research and Development Programs

Overview

We have devoted substantial resources to our research programs to isolate and develop stem and progenitor cells that we believe can serve as a basis for protecting or replacing diseased or injured cells. Our efforts to date have been directed at methods to identify, isolate and culture large quantities of stem and progenitor cells of the human nervous system, liver and pancreas and to develop therapeutics utilizing these cells.

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

Program Description and Objective	Stage/Status(1)

Neural Program	Clinical

Cellular therapy to restore or preserve function to central nervous system tissue by protecting, repairing or replacing dysfunctional or damaged cells. Initial indications are lysosomal storage diseases that affect the CNS, e.g., NCL, and disorders in which demyelination plays a central role, e.g. certain spinal cord injuries, cerebral palsy

Neuronal Ceroid Lipofuscinosis (also known as Batten disease)
•  Demonstrated in vivo proof of principle showing in a mouse model for Infantile NCL that HuCNS-SC can
     • continuously produce the enzyme that is deficient in Infantile NCL
     • protect host neurons from death
     • extend the lifespan of the HuCNS-SC transplanted mice
• Phase 1 clinical trial ongoing at Oregon Health & Science University. As of February 2007, two patients out of a total of six planned have been enrolled and transplanted with HuCNS-SC

Preclinical

Spinal Cord Indications:
•   Demonstrated in vivo proof of principle in a mouse model for spinal cord injury that transplanted HuCNS- SC
     • restores motor function in injured animals
     • directly contributes to the functional recovery; when human cells are ablated restored function is lost
     • become specialized oligodendrocytes and neurons
• demonstrated in preclinical studies that transplanted HuCNS-SC
     • does not contribute to scar formation
     • does not induce abnormal pain
Myelin Disorders:
• Demonstrated in vivo proof of principle in the myelin deficient shiverer mouse and spinal cord injured mouse that transplanted HuCNS-SC
• shows integration of myelin producing oligodendrocytes into the mouse brain and spinal cord

Program Description and Objective	Stage/Status(1)

• tight wrapping of the mouse nerve axons to form myelin sheath
Research

•   Demonstrated the ability to reproducibly purify human neural stem cells and expand these cells to create cell banks
• Expanded and banked human neural stem cells engraft in the brain and spinal cords of rodents to give rise to the 3 specialized cell types of the CNS with no evidence of tumor formation

Liver Program	Preclinical

Cellular therapy to restore function to liver tissue by replacing dysfunctional or damaged cells. Initial indications may include liver-based metabolic disorders

•   Demonstrated the engraftment and survival of the hLECs in an in vivo mouse liver degeneration model.
     • Detected human serum albumin and alpha-1-antitrypsin in serum of transplanted animals.
     • Detected bile canaliculi for liver protein export

Research

•   Identified cell surface markers and methods for purification of human liver engrafting cells (hLECs) from livers, of a broad age range, deemed not suitable for liver transplantation.
• Identified in vitro culture assay for growth of human liver engrafting cells, containing cells that co-express markers for both bile duct cells and hepatocytes

Pancreas Program	Research

Cellular therapy to restore function to pancreas tissue by replacing dysfunctional or damaged cells	• Identified cell surface markers and methods for purification of candidate human pancreatic stem/progenitor cells (hPSCs) • Developed in vitro screening assay for testing biological activity of hPSCs

(1)	“Research” refers to early stage research and product development activities in vitro, including the selection and characterization of product candidates for preclinical testing. “Preclinical” refers to further testing of a defined product candidate in vitro and in animals prior to clinical studies. “Clinical” refers to the testing of a defined product candidate in humans.

Neural Program

Many neurodegenerative diseases involve the failure of brain or other central nervous system tissue due to the loss of functional cells. We believe the transplantation of neural stem or progenitor cells may slow or prevent the loss of functional cells or enable the generation of new functional cells, thus potentially maintaining or restoring organ function. Our Neural Program is initially focusing on developing clinical applications to prevent the loss of, or restore function to, neural cells affected by genetic disorders such as neuronal ceroid lipofuscinosis, Type III Gaucher’s Disease, and certain other lysosomal storage diseases; diseases in which deficient myelination plays a central role, such as certain spinal cord injuries or brain disorders such as cerebral palsy; and traumatic or ischemic insults to the brain or spinal cord, such as stroke or traumatic brain injuries. These disorders affect a significant number of people in the United States and there currently are no effective long-term therapies for them. We believe that therapeutics based on our process for identifying, purifying and culturing neural stem and progenitor cells may be useful in treating such diseases.

StemCells Inc holds a substantial portfolio of issued and allowed patents in the neural field. See “Patents, Proprietary Rights and Licenses.”

Neuronal Ceroid Lipofuscinosis (NCL; also known as Batten disease).

Neuronal ceroid lipofuscinosis (NCL), which is often referred to as Batten disease, is a neurodegenerative disease that affects infants and young children. All three forms of NCL — infantile, late infantile and juvenile — are caused by the lack of a lysosomal enzyme, but all are genetically different. Infantile and late infantile NCL are brought on by inherited genetic mutations in the CLN1 gene, which codes for palmitoyl-protein thioesterase 1 (PPT1) and in the CLN2 gene, which codes for tripeptidyl peptidase I (TPP-I), respectively. As a result of these mutations, the relevant enzyme is either defective or missing, leading to the accumulation of non-degraded lysosomal substrates in various cell types. This accumulation eventually interferes with normal cellular and tissue function, and leads to seizures and progressive loss of motor skills, sight and mental capacity. Today, NCL is always fatal. To correct the major defect in NCL patients, the missing enzyme has to be provided to the brain where it can be taken up by the enzyme-deficient cells.

We are currently conducting a Phase I clinical trial at Oregon Health & Science University Doernbecher Children’s Hospital to evaluate the safety and preliminary efficacy of HuCNS-SC as a treatment for infantile and late infantile NCL. This trial is an open label study with two dose levels and is planned to enroll six patients. HuCNS-SC will be transplanted into these patients, who will then receive immunosuppression for one year following transplantation. In addition to measuring the safety of HuCNS-SC, the trial will also evaluate the ability of HuCNS-SC to affect the progression of the disease. We believe this clinical trial is the first FDA-approved trial to use purified human neural stem cells as a potential therapeutic agent. As of February 2007, two patients have been enrolled and transplanted with HuCNS-SC.

Our preclinical data demonstrate that HuCNS-SC, when transplanted in a mouse model of infantile NCL, engraft, migrate throughout the brain, produce the missing PPT1 enzyme, measurably reduce the toxic storage material in the brain, and protect host neurons so that more of them survive; in addition, we have shown that the lifetime of the HuCNS-SC transplanted mice is extended compared to the control group. We have also demonstrated in vitro that HuCNS-SC produce TPP-I, the enzyme that is deficient in late infantile NCL.

Other Lysosomal Storage Diseases.

NCL, or Batten disease, is one of a group of approximately 46 lysosomal storage diseases (“LSDs”). Some of these LSDs, which are all caused by defective or missing enzymes, can be treated by enzyme replacement therapies. Examples of enzyme replacement products used in these therapies are Cerezymetm for Gaucher disease, Fabryzymetm for Fabry disease, Myozyme for Pompe disease, Aldurazymetm for MPS I and Naglazymetm for MPS VI. About half of the lysosomal storage diseases, however, affect the central nervous system; consequently, enzyme replacement therapy is not currently a practical treatment option for this subset of LSDs because enzymes are typically too large to cross the blood-brain barrier. We believe that HuCNS-SC may have the potential to treat some LSDs that affect the CNS by acting as cellular mini-pumps for the secretion and supply of missing enzymes to the brain. To date, we have found that HuCNS-SC can produce the relevant enzyme in several LSDs that affect the CNS, including infantile and late infantile NCL.

Spinal Cord Indications.

Stem cells may have the potential to treat various spinal cord indications. Using a mouse model of spinal cord injury, our collaborators, Drs. Aileen Anderson and Brian Cummings of the Reeve-Irvine Center at the University of California, have shown that HuCNS-SC have the potential to protect and regenerate damaged nerves and nerve fibers, and that injured mice transplanted with our human neural stem cells showed improved motor function compared to control animals. Inspection of the spinal cords from these mice showed significant levels of human neural cells derived from the transplanted stem cells. Moreover, the human cells that are found in the spinal cord of the transplanted mice matured into oligodendrocytes, the specialized neural cell that forms the myelin sheath around axons, insulating them and enabling them to conduct signals to other axons. Drs. Anderson and Cummings then selectively ablated the human cells, and found that the functional improvement was lost, thus demonstrating that the human cells had played a direct role in the functional recovery of the transplanted mice. We are currently conducting preclinical development on HuCNS-SC as a potential therapeutic for various spinal cord indications.

Other Remyelination Indications.

In addition to certain spinal cord indications, loss of myelin characterizes conditions such as multiple sclerosis, cerebral palsy and certain genetic disorders (for example, Krabbe’s disease and metachormatic leukodystrophy). We have shown that HuCNS-SC differentiate into oligodendrocytes, the myelin producing cells, and produce myelin. We have transplanted HuCNS-SC into the brain of the mutant shiverer mouse, which is deficient in myelin, and shown widespread engraftment of human cells that matured into oligodendrocytes. Furthermore, analysis of the brain tissue of these mice shows the myelin produced by the human cells ensheathes the mouse nerve, providing the proper layers of insulation. Further studies are in progress to demonstrate proper function of the newly produced myelin. Pilot studies for understanding myelin production and repair were conducted in collaboration with researchers at the Oregon Health & Science University and the Yale University School of Medicine. We are currently conducting preclinical development on HuCNS-SC as a potential therapeutic for a brain indication characterized by myelin deficiency.

Other Neural Collaborations.

We have established a number of research collaborations in the neural field to assess both the in vitro potential of the HuCNS-SC and the effects of transplanting HuCNS-SC into preclinical animal models, including a collaboration with researchers at the Stanford University School of Medicine to evaluate our human neural stem cells in animal models of stroke. Collaborative studies regarding the formation of specific populations of neurons have also been done with researchers at The University of Texas Medical Branch and the University of California, San Diego. In addition, we concluded an NIH-funded collaboration with Dr. George A. Carlson of the McLaughlin Research Institute to understand the role of Alzheimer’s plaques in neuronal cell death in Alzheimer’s disease. Under the collaboration, Dr. Carson transplanted HuCNS-SC into mouse models of Alzheimer’s disease and the cells showed robust engraftment in an environment riddled with Alzheimer’s plaques. We plan to analyze the engrafted human cells in the brains of the transplanted mice.

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

We have identified and isolated a cell population that we call human Liver Engrafting Cells (hLEC) which shows promise as a potential therapeutic. The hLEC can be derived from all types of human livers, including those that would not otherwise be used for orthotopic liver transplantation. When tested in our in vitro culture assay, these antibody-enriched cells produce enzymes needed for normal liver function, such as human serum albumin. When transplanted into immunodeficient mice, the hLEC demonstrate robust engraftment and produce human proteins including albumin and alpha-1-antitrypsin and form structural elements of the liver, suggesting that once transplanted, hLEC become functional cells. Based on these data, our Liver Program has a goal of initiating a clinical trial to test the hLEC in patients within the next twelve months, with the initial indication likely to be a liver-based metabolic disorder characterized by an enzyme deficiency.

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

Note on State and Federal Grants

In November 2004, California State Proposition 71 (Prop. 71), the California Stem Cell Research and Cures Initiative, was adopted by the electorate. It is intended to encourage stem cell research in the State of California, and to finance such research with State funds of approximately $295 million annually for 10 years beginning with 2005. It is our understanding that the California Institute for Regenerative Medicine to be created under the Initiative will provide grants, primarily but not exclusively to academic institutions, to advance both embryonic stem cell research and adult stem cell research; the latter is the current and exclusive focus at StemCells. StemCells, Inc. is eligible to receive Prop. 71 generated funds and we do intend to apply for such funding. We also remain eligible for federal government support from the National Institute of Health (NIH) due to our focus on adult stem cells, although Prop. 71 funds will not go to any project that receives NIH funding.

Manufacturing

We have made considerable investments in our manufacturing operations. We believe we have the ability to process cells suitable for use in our ongoing and planned research and development activities and clinical trials.

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

We have exclusive or non-exclusive rights to a portfolio of patents and patent applications related to various stem and progenitor cells and methods of deriving and using them. These patents and patent applications relate to compositions of matter, methods of obtaining such cells, and methods for preparing, transplanting and utilizing such cells. As of December 31, 2006, our U.S. patent portfolio included forty-eight issued U.S. patents, seven of which issued in 2006. Approximately 20 additional patent applications were pending, four of which had been allowed. In addition, we have foreign counterparts to many of the U.S. applications and patents; counterparts to thirteen of our U.S. patents or applications have issued in various countries, making a total of over 130 individual non-U.S. patents from those thirteen cases. In 2003, one party filed an opposition to two of our issued European patent cases. Both oppositions were heard in 2005, and the patents were maintained in somewhat altered form by the Opposition Division of the European Patent Office. The time for appeal has run in each case. U.S. counterparts to these patents are part of our issued patent portfolio; they are not subject to opposition, since that procedure does not exist under U.S. patent law, although other types of proceedings may be available to third parties to contest our U.S. patents.

Among our significant patents are:

•	U.S. Patent No. 5,851,832, covering our methods for the human CNS cell cultures containing central nervous system stem cells, for compositions of human CNS cells expanded by these methods, and for use of these cultures in human transplantation. These human CNS stem and progenitor cells expanded in culture may be useful for repairing or replacing damaged central nervous system tissue, including the brain and the spinal cord;

•	U.S. Patent No. 5,968,829, entitled “Human CNS Neural Stem Cells,” which covers our composition of matter for human CNS stem cells;

•	U.S. Patent No. 6,103,530, covering our media for culturing human CNS stem cells;

•	U.S. Patent Number 6,468,794, entitled “Enriched central nervous system stem cell and progenitor cell populations, and methods for identifying, isolating and enriching for such populations,” which covers the identification and purification of the human CNS stem cell;

•	U.S. Patent Nos. 6,238,922 and 7,049,141 (“Use of collagenase in the preparation of neural stem cell cultures”), which describe methods to advance the in vivo culture and passage of human CNS stem cells that result in a 100-fold increase in CNS stem and progenitor cell production after 6 passages. We believe the methodologies of these patents and the one mentioned immediately above together augment our leadership position in the stem cell field by providing a reproducible proprietary method for obtaining and expanding stem cells for therapeutic uses;

•	U.S. Patent Number 6,294,346 (“Use of multipotent neural stem cells and their progeny for the screening of drugs and other biological agents”); and

•	U.S. Patent Number 6,497,872, entitled “Neural transplantation using proliferated multipotent neural stem cells and their progeny,” covers transplanting any neural stem cells or their differentiated progeny, whether the cells have been cultured in suspension or as adherent cells, for the treatment of any disease. We are the exclusive licensees of the patent, which gives us the right to exclude others from practicing the claimed invention.

Among the recent patents issued or exclusively licensed to us are patents covering a method of drug screening using enriched populations of neural stem cells (U.S. Patent No. 7,105,150); methods for producing enriched populations of neural stem cells (U.S. Patent No. 7,037,719); in vitro cell culture compositions of enriched populations of neural stem cells (U.S. Patent No. 7,153,686); methods for the in vitro proliferation of neural stem cells (U.S. Patent No. 7,115,418); cDNA libraries obtained from neurospheres (U.S. Patent No. 7,105,342); and methods of screening for biological agents that affect proliferation, differentiation, survival, phenotype, or function of neural stem cells (U.S. Patent No. 7,101,709). In addition, we expect several other neural stem cell cases to issue shortly; we have also received indications that another application, covering methods of selecting for human liver engrafting cells, should be allowed soon.

These new patents have further strengthened our already extensive patent portfolio and, we believe, give StemCells the dominant intellectual property position in the field, covering methods for identification, isolation, expansion, and transplantation of neural stem cells as well as drug discovery and testing.

The following table lists our issued U.S. patents:

U.S. Patent Number
Owned by StemCells	Subject	Date of Expiration

5,968,829	Human CNS neural stem cells	9/05/17
6,103,530	Human CNS neural stem cells — culture media	9/05/17
6,238,922	Use of collagenase in the preparation of neural stem cell cultures	2/26/19
6,468,794	Enriched neural stem cell populations, and methods for identifying, isolating and enriching for neural stem cells	10/21/19
6,498,018	Human CNS neural stem cells	9/05/17
6,777,233	Cultures of human CNS neural stem cells	9/05/17
7,037,719	Enriched neural stem cell populations, and methods for identifying, isolating and enriching for neural stem cells	10/21/19

U.S. Patent Number
Owned by StemCells	Subject	Date of Expiration

7,049,141	Use of collagenase in the preparation of neural stem cell cultures	2/26/19
7,105,150	Drug screening & discovery using enriched neural stem cell populations	10/21/19
7,153,686	Enriched neural stem cell populations, and methods for identifying, isolating and enriching for neural stem cells	10/21/19

Licensed from NeuroSpheres
5,750,376	In vitro genetic modification	5/12/15
5,851,832	In vitro proliferation	12/22/15
5,980,885	Methods for inducing in vivo proliferation of precursor cells	11/09/16
5,981,165	In vitro induction of dopaminergic cells from mammalian central nervous system multipotent stem cell compositions	11/09/16
6,071,889	Methods for in vivo transfer of a nucleic acid sequence to proliferating neural cells	6/06/17
6,093,531	Generation of hematopoietic cells from multipotent neural stem cells	6/19/18
6,165,783	Methods of inducing differentiation of multipotent neural stem cells	10/20/18
6,294,346	Methods for screening biological agents	9/25/18
6,368,854	Hypoxia-mediated neurogenesis	10/20/18
6,399,369	cDNA libraries derived from populations of non-primary neural cells	6/04/19
6,497,872	Neural transplantation using proliferated multipotent neural stem cells and their progeny	12/24/19
6,638,501	Use of multipotent neural stem cell progeny to augment non-neural tissues	6/19/18
6,897,060 B1	Generation of hematopoietic cells	6/19/18
6,924,142 B2	Hypoxia-mediated neurogenesis assay	10/20/18
7,101,709	Methods of making cDNA libraries, cell screening with cultures of neural stem cells	9/22/12
7,105,342	cDNA libraries derived from populations of non-primary neural cells	12/5/12
7,115,418	Methods of Proliferating Undifferentiated Neural Cells	11/30/12

U.S. Licensed from NeuroSpheres
7,166,277	Remyelination	1/23/24

Licensed from the California Institute of Technology
5,589,376	Mammalian neural crest stem cells	12/31/13
5,629,159	Immortalization and disimmortalization of cells	5/13/14
5,654,183	Genetically engineered mammalian neural crest stem cells	8/05/14
5,672,499	Methods for immortalizing multipotent neural crest stem cells	9/30/14
5,693,482	In vitro neural crest stem cell assay	12/02/14
5,824,489	Methods for isolating mammalian multipotent neural crest stem cells	10/20/15

Licensed from the
California Institute
of Technology	Subject

5,849,553	Immortalizing and disimmortalizing multipotent neural crest stem cells	12/15/15
5,928,947	Mammalian multipotent neural crest stem cells	7/27/16
5,935,811	Neuron restrictive silencer factor proteins	8/10/16
6,001,654	Methods for differentiating neural stem cells to neurons or smooth muscle cells (TGFb)	7/27/12
6,033,906	Differentiating mammalian neural stem cells to glial cells using neuregulins	3/07/17
6,270,990	Neuron restrictive silencer factor proteins	3/03/15
6,555,337	Neurogenin	9/27/16
6,566,496	Neurogenin	9/27/16
6,824,774	Antibodies that bind neuron-restrictive silencer factor proteins	10/25/16
6,890,724 B2	Methods and Compositions for Neural Progenitor Cells (cRET)	9/06/16

Licensed from the Scripps Research Institute
6,242,666	An animal model for identifying a common stem/ progenitor to liver cells and pancreatic cells	12/16/18
6,541,251	Pancreatic progenitor 1 gene and its uses	4/26/21
6,753,153	Markers for identification and isolation of pancreatic islet alpha and beta progenitors	12/13/20
6,911,533	Pancreatic progenitor I gene and its uses	4/26/21

Licensed from Oregon Health & Science University
6,132,708	Liver regeneration using pancreas cells	10/10/17

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

We have obtained rights from universities and research institutions to technologies, processes and compounds that we believe may be important to the development of our products. These agreements typically require us to pay license fees, meet certain diligence obligations and, upon commercial introduction of certain products, pay royalties. These include exclusive license agreements with The Scripps Institute, the California Institute of Technology and the Oregon Health & Science University, to certain patents and know-how regarding present and certain future developments in CNS, liver and pancreas stem cells. Our licenses may be canceled or converted to non-exclusive licenses if we fail to use the relevant technology or if we breach our agreements. Loss of such licenses could expose us to the risks of third party patents and/or technology. There can be no assurance that any of these licenses will provide effective protection against our competitors. We have also obtained patent rights from cross-licensing certain of our patents to NeuroSpheres and to StemCell Therapeutics. See “Patents, Proprietary Rights and Licenses”

The patent positions of pharmaceutical and biotechnology companies, including ours, are uncertain and involve complex and evolving legal and factual questions. The coverage sought in a patent application can be denied or significantly reduced before or after the patent is issued. Consequently, we do not know whether any of our pending applications will result in the issuance of patents, or if any existing or future patents will provide significant protection or commercial advantage or will be circumvented by others. Because patent applications are secret until the applications are published (usually eighteen months after the earliest effective filing date), and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first to make the inventions covered by each of our pending patent applications or that we were the first to file patent applications for such inventions. There can be no assurance that patents will issue from our pending or future patent applications or, if issued, that such patents will be of commercial benefit to us, afford us adequate protection from competing products, or not be challenged or declared invalid.

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

Pursuant to the terms of our license agreement with Cal Tech, we must pay $10,000 upon the issuance of the first patent in each family licensed to us under the relevant agreement and $5,000 on the first anniversary of the issuance of each such patent, payable in cash or stock at our option. We have paid $40,000 on account of these patents through December 31, 2006; the $10,000 due in 2006 was paid in stock (3,848 shares). These amounts are creditable against royalties we must pay under the license agreements. The maximum royalties that we will have to pay to the California Institute of Technology will be $2 million per year, with an overall maximum of $15 million.

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

In 2002, we issued a license to BioWhittaker, Inc., for the exclusive right to make, sell and distribute one of our proprietary cells for the research market only. BioWhittaker was acquired by Cambrex, and the cognizant Cambrex division has now been acquired by Lonza. In 2003 and 2004 respectively, we issued non-exclusive licenses to StemCell Technologies, Inc. to make, use and sell certain proprietary mouse and rat neural stem cells and culture media for all mammalian neural stem cells, and to R&D Systems to make, use and sell certain stem cell expansion kits, also for the research market. These licenses are not expected to generate material revenues.

In July 2005, we entered into an agreement with ReNeuron Limited, a wholly owned subsidiary of ReNeuron Group plc, a listed UK corporation (collectively referred to as “ReNeuron”). As part of the agreement, we granted ReNeuron a license that allows ReNeuron to exploit their “c-mycER” conditionally immortalized adult human neural stem cell technology for therapy and other purposes. We received a 7.5% fully-diluted equity interest in ReNeuron, subject to certain anti-dilution provisions, as well as a cross-license to the exclusive use of ReNeuron’s technology for certain diseases and conditions, including lysosomal storage diseases, spinal cord injury, cerebral palsy and multiple sclerosis. The agreement also provides for full settlement of any potential claims that either we or ReNeuron might have had against the other in connection with any putative infringement of certain of each party’s patent rights prior to the effective date of the agreement. The agreement is Exhibit 10.71 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. See Note 2 and “Item 7a. Quantitative and Qualitative Disclosures about Market Risk” for more details on this transaction. In August 2006, we entered an agreement with Stem Cell Therapeutics (SCT), a Canadian corporation listed on the Toronto Stock Exchange, granting it a non-exclusive, royalty-bearing license to use several of our patents for treating specified diseases of the central nervous system; the grant does not include any rights to cell transplantation. SCT granted StemCells a royalty-free non-exclusive license to certain of its patents for research and development and a royalty-bearing non-exclusive for certain commercial purposes. SCT paid an up-front license fee; the license also provides for other payments including annual maintenance, milestones, and royalties.

NeuroSpheres, Ltd.

In March 1994, we entered into a Contract Research and License Agreement with NeuroSpheres, Ltd., which was clarified in a License Agreement dated as of April 1, 1997. Under the agreement as clarified, we obtained an exclusive patent license from NeuroSpheres in the field of transplantation, subject to a limited right of NeuroSpheres to purchase a nonexclusive license from us, which right was not exercised and has expired. We have developed additional intellectual property relating to the subject matter of the license. We entered into an additional license agreement with NeuroSpheres as of October 30, 2000, under which we obtained an exclusive license in the field of non-transplant uses, such as drug discovery and drug testing and clarified our rights under NeuroSpheres patents for generating cells of the blood and immune system from neural stem cells. Together, our rights under the licenses are exclusive for all uses of the technology. We made up-front payments to NeuroSpheres of 65,000 shares of our common stock in October 2000 and $50,000 in January 2001, and we will make additional cash payments when milestones are achieved under the terms of the October 2000 agreement. In addition, in October 2000 we reimbursed Neurospheres for patent costs amounting to $341,000. Milestone payments, payable at various stages in the development of potential products, would total $500,000 for each product that is approved for market. In addition, beginning in 2004, annual payments of $50,000 became due, payable by the last day of the year and fully creditable against royalties due to NeuroSpheres under the October 2000 Agreement. Our agreements with NeuroSpheres will terminate at the expiration of all patents licensed to us, but can terminate earlier if we breach our obligations under the agreement and do not cure the breach, or if we declare bankruptcy. We have a security interest in the licensed technology.

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

Steps	Considerations

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

FDA Manufacturing Requirements

Among the conditions for product licensure is the requirement that the prospective manufacturer’s quality control and manufacturing procedures conform to the FDA’s current good manufacturing practice (cGMP) requirements. Even after product licensure approval, the manufacturer must comply with cGMP on a continuing basis, and what constitutes cGMP may change as the state of the art of manufacturing changes. Domestic manufacturing facilities are subject to regular FDA inspections for cGMP compliance, which are normally held at least every two years. Foreign manufacturing facilities are subject to periodic FDA inspections or inspections by the foreign regulatory authorities. Domestic manufacturing facilities may also be subject to inspection by foreign authorities.

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

FDA Human Cell and Tissue Regulations

Our research and development is based on the use of human stem and progenitor cells. The FDA has initiated a risk-based approach to regulating Human Cell, Tissue and Cellular and Tissue-based (HCT/P) products and has published current Good Tissue Practice (cGTP) regulations. As part of this approach, the FDA has published final rules for registration of establishments that recover, process, store, label, package or distribute HCT/P products or that screen or test the donor of HCT/P products, and for the listing of such products. In addition, the FDA has published rules for determining the suitability of donors of cells and tissue, the eligibility of the cells and tissues for clinical use and for current good tissue practice for manufacturers using them, which came into effect in May 2005. We cannot yet determine the full effects of this regulatory initiative, including precisely how it may affect the extent of regulatory obligations associated with multipotent stem cell research, and the manufacture and marketing of stem cell products.

Other Regulations

In addition to safety regulations enforced by the FDA, we are also subject to regulations under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act and other present and potential future foreign, Federal, state and local regulations.

Outside the United States, we will be subject to regulations that govern the import of drug products from the United States or other manufacturing sites and foreign regulatory requirements governing human clinical trials and marketing approval for our products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursements vary widely from country to country. In particular, the European Union, or EU, is revising its regulatory approach to biotechnology products, and representatives from the United States, Japan and the EU are in the process of harmonizing and making more uniform the regulations for the registration of pharmaceutical products in these three markets. Furthermore, human stem and progenitor cells may be regulated in the EU and other countries as transplant material or as a somatic cell therapy medicinal product, depending on the processing, indication and country.

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

Employees

As of December 31, 2006, we had forty-six full-time employees, of whom thirteen have Ph.D. or M.D. degrees. Thirty-five full-time employees work in research and development and laboratory support services. No employees are covered by collective bargaining agreements.

Scientific Advisory Board

Members of our Scientific Advisory Board (SAB) provide us with strategic guidance in regard to our research and product development programs, as well as assistance in recruiting employees and collaborators. Each SAB member has entered into a consulting agreement with us. These consulting agreements specify the compensation to be paid to the consultant and require that all information about our products and technology be kept confidential. All of the SAB members are employed by employers other than us and may have commitments to or consulting or advising agreements with other entities that limit their availability to us. The SAB members have generally agreed, however, for so long as they serve as consultants to us, not to provide any services to any other entities that would conflict with the services the member provides to us. We are entitled to terminate the arrangements if we determine that there is such a conflict. Members of the SAB offer consultation on specific issues encountered by us as well as general advice on the directions of appropriate scientific inquiry for us. In addition, SAB members assist us in assessing the appropriateness of moving our projects to more advanced stages. The following persons are members of our SAB:

•	Irving L. Weissman, M.D., is the Virginia and Daniel K. Ludwig Professor of Cancer Research, Professor of Pathology and Professor of Developmental Biology at Stanford University, Stanford California, and Director of the Stanford University Institute for Stem Cell Biology and Regenerative Medicine, as well as Director of the Stanford Comprehensive Cancer Center. Dr. Weissman’s lab was responsible for the discovery and isolation of the first ever mammalian tissue stem cell, the hematopoietic (blood-forming) stem cell. Dr. Weissman was responsible for the formation of three stem cell companies, SyStemix, Inc., StemCells, Inc., and Cellerant, Inc. He is a member of the Board of Directors and Chairman of the Scientific Advisory Boards of StemCells and Cellerant. Dr. Weissman co-discovered the mammalian and human hematopoietic stem cells and the human neural stem cell. He has extended these stem cell discoveries to cancer and leukemia, discovering the leukemic stem cells in human and mouse acute or blast crisis myeloid leukemias, and has enriched the cancer stem cells in several human brain cancers as well as human head and neck squamous cell carcinoma. Past achievements of Dr. Weissman’s laboratory include identification of the states of development between stem cells and mature blood cells, the discovery and molecular isolation and characterization of lymphocyte and stem cell homing receptors, and identification of the states of thymic lymphocyte development. His laboratory at Stanford has developed accurate mouse models of human leukemias, and has shown the central role of inhibition of programmed cell death in that process. He has also established the evolutionary origins of pre-vertebrate stem cells, and identified and cloned the transplantation genes that prevent their passage from one organism to another. Dr. Weissman has been elected to the National Academy of Science, the Institute of Medicine of the National Academies, the American Association of the Arts and Sciences, the American Society of Microbiology, and several other societies.. He has received the Kaiser Award for Excellence in Preclinical Teaching, the Pasarow Foundation Award for Cancer Research, the California Scientist of the Year (2002), the Kovalenko Medal of the National Academy of Sciences, the Elliott Joslin Medal for Diabetes Research, the de Villiers Award for Leukemia Research, the Irvington Award for Immunologist of the Year, the Bass Award of the Society of Neurosurgeons, the New York Academy of Medicine Award for Medical Research, the Alan Cranston Award for Aging Research, the Linus Pauling Award for Biomedical Research, the E. Donnall Thomas Award for Hematology Research, the van Bekkum Award for Stem Cell Research, the Outstanding Investigator Award from the National Institutes of Health, and many other awards.

•	David J. Anderson, Ph.D., is Roger W. Sperry Professor of Biology, California Institute of Technology, Pasadena, California and Investigator, Howard Hughes Medical Institute. His laboratory was the first to isolate a multipotent, self-renewing, stem cell for the peripheral nervous system, the first to identify instructive signals that promote the differentiation of these stem cells along various lineages, and the first to accomplish a direct purification of peripheral neural stem cells from uncultured tissue. Dr. Anderson’s laboratory also was the first to isolate transcription factors that act as master regulators of neuronal fate. More recently, he has identified signals that tell a neural stem cell to differentiate to oligodendrocytes, the myelinating glia of the central nervous system, as well as factors for astrocyte differentiation. Dr. Anderson is a co-founder of StemCells and a member of its SAB, and was a founding SAB member of the International Society for Stem Cell Research. Dr. Anderson also serves on the SAB of Allen Institute for Brain Science. He has held a presidential Young Investigator Award from the National Science Foundation, a Sloan foundation Fellowship in Neuroscience, and has been Donald D. Matson lecturer at Harvard Medical School. He has received the Charles Judson Herrick Award from the American Association of Anatomy, the 1999 W. Alden Spencer Award in Neurobiology from Columbia University, and the Alexander von Humboldt Foundation Award. Dr. Anderson is a member of the American Academy of Arts and Sciences.

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

To an unusual extent, our ability to progress as a company is significantly dependent on a single early stage clinical trial. Any clinical, regulatory or other development that prevents or delays us from conducting our initial clinical trial for NCL (Batten disease), or any safety issue or adverse side effect to any patient that occurs during the trial, or the failure of this initial trial to enroll patients and proceed to completion as anticipated or to show the results expected by investors, would likely significantly depress our stock price and could prevent us from raising the substantial additional capital we will require to further develop our stem cell technologies.

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

We have yet to develop any products that have been approved for marketing. Before we may market any product, we must obtain regulatory approval from the FDA and equivalent foreign agencies after conducting extensive preclinical studies and clinical trials that demonstrate that our product candidates are safe and effective for each disease for which we seek approval. We have no experience in conducting clinical trials prior to the current NCL trial being conducted at the Oregon Health & Science University (OHSU). We expect that none of our cell-based therapeutic product candidates will be commercially available for several years, if at all.

Our programs are still at the preclinical phase for our human liver engrafting cell, and at the discovery phase for our candidate human pancreas stem cell. While the U.S. Food and Drug Administration (FDA) has permitted us to go forward with our Phase I clinical trial of our proprietary neural stem cell therapy product — HuCNS SC — in NCL, and the Institutional Review Board of OHSU has approved the protocol, there can be no assurance that the clinical investigators will be able to identify suitable candidates for completion of the trial (which is intended to enroll six subject, only of whom two have received transplants so far), or of a successful outcome of the trial if candidates are enrolled. We may fail to discover the stem cells we are seeking, to develop any products, to obtain regulatory approvals, to enter clinical trials, or to commercialize any products. We may elect to delay or discontinue preclinical studies or clinical trials based on unfavorable results. Any product using stem cell technology may fail to:

•	survive and persist in the desired location;

•	provide the intended therapeutic benefits;

•	properly integrate into existing tissue in the desired manner; or

•	achieve therapeutic benefits equal to or better than the standard of treatment at the time of testing.

In addition, our products may cause undesirable side effects. Results of preclinical research may not be indicative of the results that will be obtained in later stages of preclinical or clinical research. If regulatory authorities do not approve our products or if we fail to maintain regulatory compliance, we would be unable to commercialize our products, and our business and results of operations would be harmed. Furthermore, because transplantation of stem cells is a new form of therapy, the marketplace may not accept any products we may develop. If we do succeed in developing products, we will face many potential obstacles such as the need to obtain regulatory approvals and to develop or obtain manufacturing, marketing and distribution capabilities. In addition, we will face substantial additional risks such as product liability claims.

Moreover, because our cell-based therapeutic products will be derived from tissue of individuals other than the patient (that is, they will be “non-self” or “allogeneic” transplant products), patients will require the use of immunosuppressive drugs such as cyclosporine, FK506, or others to prevent rejection of the cells. While immunosuppression is now standard in connection with allogeneic transplants of various kinds, long-term maintenance on immunosuppressive drugs can produce complications that include infection, cancer, cardiovascular disease, renal dysfunction and other side effects depending upon which immunosuppressive regimen is employed. Immunosuppression is currently being tested with our therapeutic product candidate in our Phase I clinical trial for NCL (Batten disease).

Our success will depend in large part on our ability to develop and commercialize products that treat diseases other than Batten disease.

Although we have initially focused on evaluating our neural stem cell product for the treatment of infantile and late infantile NCL (Batten disease), this disease is rare, and the market for treating this disease is small.

Accordingly, even if we obtain marketing approval for HuCNS-SC for infantile and late infantile NCL, in order to achieve profitability, if at all, we will need to obtain approval for HuCNS-SC and other potential products to treat additional diseases that present more significant market opportunities.

We have payment obligations resulting from real property owned or leased by us in Rhode Island, which diverts funding from our stem cell research and development.

Prior to our reorganization in 1999 and the consolidation of our business in California, we carried out our former encapsulated cell therapy programs in Lincoln, Rhode Island, where we also had our administrative offices. Although we have vacated the Rhode Island facilities, we remain obligated to make lease payments and payments for operating costs for our former science and administrative facility, which we have leased through June 30, 2013. These costs, before sub-tenant rental income, amounted to approximately $1,550,000 in 2006; our rent payments will increase over the term of the lease, and our operating costs may increase as well. In addition to these costs of our former science and administrative facility, we are obligated to make debt service payments and payments for operating costs of approximately $450,000 per year for our former encapsulated cell therapy pilot manufacturing facility, which we own. We have currently subleased a portion of the science and administrative facility, and are seeking to sublease the remaining portion, but we cannot be sure that we will be able to keep any part of the facility subleased for the duration of our obligation. We have currently subleased the entire pilot manufacturing facility to a privately-held biotechnology company, but may not be able to sublease or sell the facility in the future once the current sublease agreements expire. These continuing costs significantly reduce our cash resources and adversely affect our ability to fund further development of our stem cell technology. In addition, changes in real estate market conditions and assumptions regarding the length of time it may take us to either fully sublease, assign or sell our remaining interest in the our former research facility in Rhode Island may have a significant impact on and cause large variations in our quarter to quarter results of operations. In 1999, in connection with exiting our former research facility in Rhode Island, we created a reserve for the estimated lease payments and operating expenses related to it. The reserve is periodically re-evaluated and adjusted based on assumptions relevant to real estate market conditions and the estimated time until we can either fully sublease, assign or sell our remaining interests in the property. At December 31, 2006, the reserve was $6,750,000. In 2006 and 2005, we incurred $1,295,000 and $1,079,000 in operating expenses net of sub-tenant income for this facility. Expenses for this facility will fluctuate based on changes in tenant occupancy rates and other operating expenses related to the lease. Even though it is our intent to sublease, assign, sell or otherwise divest ourselves of our interests in the facility at the earliest possible time, we cannot determine with certainty a fixed date by which such events will occur. In light of this uncertainty, based on estimates, we will periodically re-evaluate and adjust the reserve, as necessary, and we may make significant adverse adjustments to the reserve in the future.

We may need but fail to obtain partners to support our stem cell development efforts and to commercialize our technology.

Equity and debt financings alone may not be sufficient to fund the cost of developing our stem cell technologies, and we may need to rely on partnering arrangements to provide financial support for our stem cell discovery and development efforts. In addition, in order to successfully develop and commercialize our technology, we may need to enter into a wide variety of arrangements with corporate sponsors, pharmaceutical companies, universities, research groups and others. While we have engaged, and expect to continue to engage, in discussions regarding such arrangements, we have not reached any agreement, and we may fail to obtain any such agreement on terms acceptable to us. Even if we enter into such arrangements, we may not be able to satisfy our obligations under them or renew or replace them after their original terms expire. Furthermore, these arrangements may require us to grant rights to third parties, such as exclusive marketing rights to one or more products, may require us to issue securities to our collaborators and may contain other terms that are burdensome to us. If we enter collaboration agreements and any of our collaborators terminates its relationship with us or fails to perform its obligations in a timely manner, the development or commercialization of our technology and potential products may be adversely affected.

Because the patient population for NCL, or Batten disease, is very small, we may encounter difficulties in enrolling subjects in our first clinical trial.

The first clinical application we are pursuing — NCL (also known as Batten disease) — has a very small patient population. From this small population, we must locate and enroll patients that satisfy the specific enrollment criteria for our Phase I clinical trial for this indication. This clinical trial may be delayed significantly or terminated if we are unable to enroll a sufficient number of qualified patients.

We have a history of operating losses, and we may fail to obtain revenues or become profitable.

We expect to continue to incur substantial operating losses in the future in order to conduct our research and development activities, and, if those activities are successful, to fund clinical trials and other expenses. These expenses include the cost of acquiring technology, product testing, acquiring regulatory approvals, establishing production, marketing, sales and distribution programs and administrative expenses. We have not earned any revenues from sales of any product. All of our past revenues have been derived from, and any revenues we may obtain for the foreseeable future are expected to be derived from, license agreements, cooperative agreements, research grants, investments and interest on invested capital. We currently have no cooperative agreements or research grants and we may not obtain any such agreements or additional grants in the future or receive any revenues from them.

If we are unable to protect our patents and proprietary rights, our business, financial condition and results of operations will be harmed.

We own or license a number of patents and pending patent applications related to various stem and progenitor cells and methods of deriving and using them, including human neural stem cell cultures. Patent protection for products such as those we propose to develop is highly uncertain and involves complex and continually evolving factual and legal questions. The governmental authorities that consider patent applications can deny or significantly reduce the patent coverage requested in an application before or after issuing the patent. Consequently, we do not know whether any of our pending applications will result in the issuance of patents, if any existing or future patents will provide sufficient protection or significant commercial advantage or if others will circumvent these patents. We cannot be certain that we were the first to discover the inventions covered by each of our pending patent applications or that we were the first to file patent applications for such inventions because patent applications are secret until they are published, and because publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Patents may not issue from our pending or future patent applications or, if issued, may not be of commercial benefit to us. In addition, our patents may not afford us adequate protection from competing products. Third parties may challenge our patents or governmental authorities may declare them invalid or reduce their scope. In the event that a third party has also filed a patent application relating to inventions claimed in our patent applications, we may have to participate in proceedings to determine priority of invention. Even if a patent issues, a court could decide that the patent was issued invalidly. Because patents issue for a limited term, our patents may expire before we utilize them profitably. Our most important patents begin to expire in 2015. Under the procedures of the European Patent Office, third parties may oppose our issued European patents during the relevant opposition period. These proceedings and oppositions could result in substantial uncertainties and cost for us, even if the eventual outcome is favorable to us, and the outcome might not be favorable to us. One party has opposed two of our granted European patents. Both oppositions were heard in 2005, and the patents were maintained in somewhat altered form. Although the time for appeal has now run, and the .U.S. counterparts to these patents are not subject to opposition, since that procedure does not exist under U.S. patent law, other types of proceedings may be available to third parties to contest our U.S. patents. See “Item 1. Business — Patents, Proprietary Rights and Licenses” and “Item 3. Legal proceedings.”

If we learn of third parties who infringe our patent rights, we may need to initiate legal proceedings to enforce our patent rights. These proceedings may entail significant costs, and these third parties may have significantly greater financial resources than us. We may not prevail in these proceedings. See “Item 1. Business — Patents, Proprietary Rights and Licenses” and “Item 3. Legal proceedings.”

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

We believe that our human neural stem cells may have application to many or most of the Lysosomal Storage Diseases (“LSDs”) with CNS involvement. We are currently conducting a Phase I clinical trial at Doernbecher Children’s Hospital at Oregon Health & Safety University to treat infantile and late infantile NCL (also known as Batten disease), which are among the LSDs that affect the CNS. There can be no assurance that the trial will demonstrate either safety or efficacy of our HuCNS-SC. There are, so far as we know, no approved therapies for NCL or any of the other CNS-specific LSDs, but other companies, including Genzyme, BioMarin, and Shire, have products approved to treat peripheral aspects of some of the other LSDs, and other products are in clinical trials.

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

Although we do not use embryonic stem cells, government regulation and threatened regulation of embryonic tissue may lead top researchers to leave the field of stem cell research, or the country, in order to assure that their careers will not be impeded by restrictions on their work. Similarly, these factors may induce the best graduate students to choose other fields less vulnerable to changes in regulatory oversight, thus exacerbating the risk, discussed below, that we may not be able to attract and retain the scientific personnel we need in face of the competition among pharmaceutical, biotechnology and health care companies, universities and research institutions for what may become a shrinking class of qualified individuals. In addition, we cannot be certain that constraints on the use of embryonic stem cells will not be extended to use of fetal stem cells. Moreover, it is possible that concerns regarding research using embryonic stem cells will negatively impact our stock price and our ability to attract collaborators and investors.

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

We are highly dependent on the principal members of our management and scientific staff and some of our outside consultants, including the members of our scientific advisory board, our chief executive officer, our chief operating officer, our vice presidents and the heads of key departments or functions within the company. Although we have entered into employment agreements with some of these individuals, they may terminate their agreements at any time. In addition, our operations are dependent upon our ability to attract and retain additional qualified scientific and management personnel. We may not be able to attract and retain the personnel we need on acceptable terms given the competition for experienced personnel among pharmaceutical, biotechnology and health care companies, universities and research institutions.

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

By developing and, ultimately, commercializing medical products, we are exposed to the risk of product liability claims. Product liability claims against us could entail substantial litigation costs and damage awards against us. We have obtained liability insurance that covers our clinical trials, and we will need to increase our insurance coverage if and when we begin commercializing products. We may not be able to obtain insurance on acceptable terms, if at all, and the policy limits on our insurance policies may be insufficient to cover our liability.

Since health care insurers and other organizations may not pay for our products or may impose limits on reimbursements, our ability to become profitable could be reduced.

In both domestic and foreign markets, sales of potential products are likely to depend in part upon the availability and amounts of reimbursement from third-party health care payor organizations, including government agencies, private health care insurers and other health care payors, such as health maintenance organizations and self-insured employee plans. There is considerable pressure to reduce the cost of therapeutic products, and government and other third party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new therapeutic products and by refusing, in some cases, to provide any coverage for uses of approved products for disease indications for which the U.S. Food and Drug Administration has not granted marketing approval. Significant uncertainty exists as to the reimbursement status of newly approved health care products or novel therapies such as ours. Even if we obtain regulatory approval to market our products, we can give no assurance that reimbursement will be provided by such payors at all or without substantial delay or, if such reimbursement is provided, that the approved reimbursement amounts will be sufficient to enable us to sell products we develop on a profitable basis. Changes in reimbursement policies could also adversely affect the willingness of pharmaceutical companies to collaborate with us on the development of our stem cell technology. In certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. We also expect that there will continue to be a number of federal and state proposals to implement government control over health care costs. Efforts at health care reform are likely to continue in future legislative sessions. We do not know what legislative proposals federal or state governments will adopt or what actions federal, state or private payers for health care goods and services may take in response to health care reform proposals or legislation. We cannot predict the effect government control and other health care reforms may have on our business.

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

Over the two-year period ended December 31, 2006, the trading price of our common stock as reported on the Nasdaq Markets ranged from a high of $6.77 to a low of $1.77. As a result of this volatility, your investment in our stock is subject to substantial risk. Furthermore, the volatility of our stock price could negatively impact our ability to raise capital in the future.

We are contractually obligated to issue shares in the future, diluting the interest of current shareholders.

As of December 31, 2006, there were outstanding warrants to purchase 1,930,658 shares of our common stock, at a weighted average exercise price of $1.86 per share. As of December 31, 2006, there were also outstanding options to purchase 8,501,503 shares of our common stock, at a weighted average exercise price of $2.88 per share. Moreover, we expect to issue additional options to purchase shares of our common stock to compensate employees, consultants and directors, and may issue additional shares to raise capital, to acquire other companies or technologies, to pay for services, or for other corporate purposes. Any such issuances will have the effect of diluting the interest of current shareholders.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We entered into a 5-year lease, as of February 1, 2001, for a 40,000 square foot facility, located in the Stanford Research Park in Palo Alto, California. This facility includes space for animals as well as laboratories, offices, and a suite designed to be used to manufacture materials for clinical trials. Effective July 1, 2006, under an agreement that extends the lease through March 31, 2010, we leased the remainder of the building, adding approximately 27,500 square feet to our leased premises. The facility will better enable us to achieve our goal of utilizing human stem and progenitor cells for the treatment of disorders of the nervous system, liver, and pancreas. We have a space-sharing agreement with Stanford University for part of the animal facility not needed for our own use.

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

In December 2003, Geron Corporation filed oppositions to two of our European patents that relate to neural stem cells and their uses, alleging that each patent should be revoked on multiple grounds. Both oppositions were heard in 2005, and the patents were maintained in somewhat altered form by the Opposition Division of the European Patent Office, and the time for appeal has run. U.S. counterparts to both of these patents are part of our issued patent portfolio; they are not subject to opposition, since that procedure does not exist under U.S. patent law, but other types of proceedings may be available to third parties to contest our U.S. patents.

In July, 2006, we filed suit against Neuralstem, Inc., in the Federal District Court for the District of Maryland, alleging that its activities violate claims in four of our patents. Neuralstem has filed a motion for dismissal or summary judgment, citing Title 35, Section 271(e)(1) of the United States Code, which says that it is not an act of patent infringement to make, use or sell a patented invention “solely for uses reasonably related to the development and submission of information” to the FDA. Neuralstem argues that since it does not have any therapeutic products on the market yet, the activities complained of fall within the protection of Section 271(e)(1) — that is, basically, that the suit is premature. This issue will be decided after discovery is complete.

Item 4.	Submission Of Matters To A Vote Of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Price and dividend information

In September 2005 the Nasdaq Stock Market approved our application to move the listing of our common stock from the Nasdaq Capital Market (previously known as the Nasdaq SmallCap Market) to the Nasdaq National Market (now known as the Nasdaq Global Market). The stock began trading on the Nasdaq National Market on

September 30, 2005 under the same symbol, STEM. The quarterly ranges of high and low bid prices for the last two fiscal years as reported by NASDAQ are shown below:

2006	High	Low

First Quarter	$4.06	$3.45
Second Quarter	$3.58	$1.77
Third Quarter	$2.55	$1.90
Fourth Quarter	$3.49	$2.05
2005
First Quarter	$6.76	$3.00
Second Quarter	$4.60	$2.58
Third Quarter	$6.57	$4.19
Fourth Quarter	$5.53	$3.40

No cash dividends have been declared on the Company’s common stock since the Company’s inception.

PERFORMANCE GRAPH

The following graph compares the cumulative 5-year total return to shareholders of StemCells, Inc.’s common stock relative to the cumulative total returns of the S & P 500 Index and the Amex Biotechnology Stock Index. The graph assumes that the value of the investment in the company’s common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2001 and tracks it through December 31, 2006.

The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among StemCells, Inc., S & P 500 Index and the Amex Biotechnology Stock Index
for the period from December 31, 2001 until December 31, 2006(1)

	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2001	2002	2003	2004	2005	2006
StemCells, Inc.	$100.00	$31.23	$56.73	$121.20	$98.85	$75.93
S&P 500 Index	$100.00	$76.63	$96.85	$105.56	$108.73	$123.54
AMEX BIOTECH STOCK INDEX	$100.00	$58.26	$84.42	$93.74	$117.28	$129.91

(1)	Based on the closing price of the company’s common stock on the first day of trading on the NASDAQ Global Market. Cumulative total returns assume reinvestment of all dividends and a hypothetical investment of $100 on December 31, 2001.

(b) Approximate Number of Holders of Common Stock

As of February 28, 2007, there were approximately 592 holders of record of the common stock, and as of the same date the closing price per share of the common stock on the NASDAQ Global Market was $2.83.

(c) Recent Sale of Unregistered Securities (last three years ending December 31, 2006)

The Company issued the following unregistered securities in 2004:

•	In August 2004, StemCells issued 9,535 shares of common stock to the California Institute of Technology (Cal Tech) as payment for fees of $10,000 and $5,000 that were due on the issuance of two patents to which StemCells holds a license from Cal Tech that were payable in cash or stock at the Company’s option. The shares were issued in a transaction not involving any public offering pursuant to Section 4(2) of the Securities Act of 1933, as amended.

•	In December 2004, StemCells issued 1,816 shares of common stock to inventors of a technology as part payment for approximately $2,800 of the total option fee of $25,000 to acquire an exclusive license to the technology from the Board of Trustees of The Leland Stanford Junior University. The shares were issued in a transaction not involving any public offering pursuant to Section 4(2) of the Securities Act of 1933, as amended.

No unregistered securities were issued in 2005.

The Company issued the following unregistered securities in 2006:

•	In August 2006, StemCells issued 3,848 shares of common stock to the California Institute of Technology (Cal Tech) as payment of annual fees of $5,000 on each for two patents to which StemCells holds a license from Cal Tech, payable in cash or stock at the Company’s choice. The Company elected to pay the fees in stock. The shares were issued in a transaction not involving any public offering pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Equity Compensation Plan Information

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2006.

	Equity Compensation Plan Information
				Number of Securities
	Number of Securities to			Remaining Available for
	be Issued Upon		Weighted-average	Future Issuance Under Equity
	Exercise of		Exercise Price of	Compensation Plans
	Outstanding Options,		Outstanding Options,	(Excluding Securities
	Warrants and Rights		Warrants and rights	Reflected in Column(a))
Plan category	(a)		(b)	(c)

Equity compensation plans approved by security holders	8,501,503	(1)	$2.88	5,320,935
Equity compensation arrangements not approved by security holders	100,000	(2)	$1.20	N/a

Totals	8,601,503		$2.86	5,320,935

(1)	Consists of options issued to employees and options issued as compensation to consultants for consultation services. These options were issued under the Company’s 1992 Equity Incentive Plan, its Directors’ Stock Option Plan, its StemCells, Inc. Stock Option Plan, or its 2001, 2004 and 2006 Equity Incentive Plans.

(2)	Represents the portion outstanding of a fully vested warrant issued in January 2003, to purchase 200,000 shares with an exercise price of $1.20 per share and exercisable, in whole or in part, for five years from the date of issuance. The warrant which constitutes an equity compensation arrangement not approved by security holders was issued in exchange for advisory services by non-employees.

Item 6.	Selected Financial Data

The following selected financial and operating data are derived from our audited consolidated financial statements. The selected financial and operating data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the consolidated financial statements and notes thereto contained elsewhere in this Form 10-K.

	Year ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)

Consolidated Statement of Operations
Revenue from collaborative and licensing agreements	$55	$20	$22	$18	$40
Revenue from grants	38	186	119	255	375
Total revenue	93	206	141	273	415
Research and development expenses	13,600	8,226	7,844	5,479	6,732
General and administrative expenses	7,154	5,540	4,870	4,056	4,009
Wind-down expense(1)	709	2,827	2,827	2,885	1,164
License & settlement agreement income, net(2)	103	3,736	—	—	—
Loss before deemed dividends and cumulative effect of change in accounting principle	(18,948)	(11,738)	(15,330)	(12,291)	(11,644)
Net loss	(18,948)	(11,738)	(15,330)	(14,425)	(13,276)
Basic and diluted loss per share	$(0.25)	$(0.18)	$(0.31)	$(0.45)	$(0.53)
Shares used in computing basic and Diluted loss per share amounts	74,611	63,643	49,606	32,080	25,096

	December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Consolidated Balance Sheet
Cash and cash equivalents	$51,795	$34,541	$41,060	$13,082	$4,236
Marketable securities	7,266	3,721	—	—	—
Total assets	66,857	44,839	47,627	19,786	11,329
Accrued wind-down expenses and deferred rent(1)	6,750	7,306	5,528	3,823	1,931
Long-term debt, including capital leases	1,145	1,351	1,646	1,850	2,087
Redeemable preferred stock(3)	—	—	—	—	2,660
Stockholders’ equity	54,376	32,376	36,950	10,964	1,933

(1)	Relates to wind-down expenses in respect of the Company’s Rhode Island facility. See Note 8 in the consolidated financial statements.

(2)	Relates to an agreement with ReNeuron Limited. See Note 2 in the consolidated financial statements.

(3)	See Note 10 in the consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and the related footnotes thereto.

This report contains forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act that involve substantial risks and uncertainties. Such statements include, without limitation, all statements as to expectation or belief and statements as to our future results of operations, the progress of our research, product development and clinical programs, the need for, and timing of, additional capital and capital expenditures, partnering prospects, costs of manufacture of products, the protection of and the need for additional intellectual property rights, effects of regulations, the need for additional facilities and potential market opportunities. Our actual results may vary materially from those contained in such forward-looking statements because of risks to which we are subject, including uncertainty as to whether the U.S. Food and Drug Administration (FDA) or other applicable regulators or review boards will permit clinical testing of proposed products despite the novel and unproven nature of our technology; the risk that, although it has been allowed to go forward by the FDA and is now in progress, our initial clinical trial could be substantially delayed beyond its expected dates or cause us to incur substantial unanticipated costs; uncertainties regarding our ability to obtain the capital resources needed to continue our current research and development operations and to conduct the research, preclinical development and clinical trials necessary for regulatory approvals; failure to obtain a corporate partner or partners to support the development of our stem cell programs; the uncertainty regarding the outcome of the Phase I clinical trial and any other trials we may conduct in the future; including uncertainty as to whether results obtained in the animal models of infantile neuronal ceroid lipofuscinosis (NCL), spinal cord injury, or other diseases and conditions will be able to be translated into treatment for humans; the uncertainty regarding the validity and enforceability of issued patents; the uncertainty whether HuCNS-SC and any other products that may be generated in our stem cell programs will prove clinically effective and not cause tumors or other side effects; the uncertainty whether we will achieve revenues from product sales or become profitable; our likely increase in the use of cash as compared to our historical use of cash; uncertainties regarding our obligations in regard to our former encapsulated cell therapy facilities in Rhode Island; obsolescence of our technology; competition from third parties; intellectual property rights of third parties; litigation and other risks to which we are subject. See “Risk Factors” under Item 1A above.

Overview

Since our inception in 1988, we have been primarily engaged in research and development of human therapeutic products. Since the second half of 1999, our sole focus has been on our stem cell technology. We are currently conducting a Phase I clinical trial of our human neural stem cells as a treatment for infantile and late infantile neuronal ceroid lipofuscinosis (NCL), a fatal neurodegenerative disease often referred to as Batten disease. The trial is being conducted at Oregon Health & Science University’s Doernbecher Children’s Hospital in Portland, Oregon.

We have not derived any revenues from the sale of any products apart from license revenue for the research use of certain of our patented cells and media, and we do not expect to receive revenues from product sales for at least several years. We have not commercialized any product and in order to do so we must, among other things, substantially increase our research and development expenditures as research and product development efforts accelerate and clinical trials are initiated. We had expenditures for screening and enrolling patients and for preparing HuCNS-SC doses for our Phase I clinical trial and will incur more such expenditures for any future clinical trials. We previously had expenditures for toxicology and other studies in preparation for submitting the Investigational New Drug application (IND) for our Phase I trial for NCL to the FDA and getting it cleared by the FDA, and will incur more such expenditures for any future INDs. We have incurred annual operating losses since inception and expect to incur substantial operating losses in the future. As a result, we are dependent upon external financing from equity and debt offerings and revenues from collaborative research arrangements with corporate sponsors to finance our operations. There are no such collaborative research arrangements at this time and there can be no assurance that such financing or partnering revenues will be available when needed or on terms acceptable to us.

Significant events of the past year include these:

In November, 2006, the first patient in our Phase I clinical trial was transplanted with our proprietary human neural stem cell product — HuCNS-SCtm — at Oregon Health & Science University’s (OHSU) Doernbecher Children’s Hospital. Since then, a second patient has also been transplanted with HuCNS-SC at OHSU. This study is designed to evaluate the safety and preliminary efficacy of HuCNS-SC as a treatment for infantile and late infantile NCL (also known as Batten Disease), and a total of six patients are planned to be enrolled.

In April, 2006, we sold 11,750,820 shares of common stock to a limited number of institutional investors at a price of $3.05 per share, for gross proceeds of $35.8 million. We received total proceeds, net of offering expenses and placement agency fees, of approximately $33.4 million.

In June 2006 and February 2007, we received a combined total of approximately 1.3 million additional shares of ReNeuron Group plc, pursuant to the anti-dilution provisions of the license agreement entered into with ReNeuron in July 2005 as they applied to two ReNeuron financings. In February 2007, we sold approximately 5,275,000 shares of ReNeuron for net proceeds of approximately $3.1 million. As of February 26, 2007, we owned approximately 4.8 million shares of ReNeuron. See Note 2 and “Item 7a. Quantitative and Qualitative Disclosures about Market Risk.”

In 2006, the U.S. Patent and Trademark Office issued seven new patents that are owned by or exclusively licensed to StemCells, Inc., further strengthening what the Company believes is the dominant intellectual property position in the neural stem cell field, with claims covering methods for identification, isolation, expansion, and transplantation of neural stem cells as well as methods for drug discovery and testing. See “Patents, Proprietary Rights and Licenses.”

In August, 2006, we licensed certain rights to our intellectual property to Stem Cell Therapeutics Corp., a Canadian biotechnology company engaged in treating certain central nervous system disorders by stimulating endogenous neural stem cells. Under the agreement, we received an up-front fee and will receive license maintenance fees, as well as milestone and royalty payments. See License Agreements under “Patents, Proprietary Rights and Licenses.”

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future due to the occurrence of material recurring and nonrecurring events, including without limitation the receipt and payment of recurring and nonrecurring licensing payments, the initiation or termination of research collaborations, the on-going expenses to lease and maintain our facilities in Rhode Island and the increasing costs associated with our facility in California. To expand and provide high quality systems and support to our Research and Development programs, as well as to enhance our internal controls over financial reporting, we will need to hire more personnel, which will lead to higher operating expenses. Throughout 2006 and early 2007, we made a number of additions to our management team: In January, Maria Millan, M.D., FACS, joined us as Director, Liver Cell Transplant Program; in December, she was promoted to Vice President and Head of the Liver Program. In April, Elizabeth Leininger, Ph.D. was appointed Vice President, Regulatory Affairs and Quality Assurance. In December, Ann Tsukamoto, Ph.D., formerly Vice President, Research and Development, was promoted to the newly created position of Chief Operating Officer, and Rodney Young was promoted to Chief Financial Officer and Vice President, Finance and Administration. In January, 2007, Stephen Huhn, M.D., F.A.C.S., F.A.A.P., joined us as Vice President and Head of the Neural Program.

Our Neural Program ranges from the preclinical stage, in which we test human neural stem cells in small animal models of human diseases, both in-house and through external academic collaborators, through the development phase, in which we evaluate improvements to expansion methods and the toxicology of the cells, through the clinical development phase, with respect to the Phase I clinical trial in NCL mentioned above. In our Liver Program, we are engaged in evaluating our proprietary liver engrafting cell in various in vivo assays, and are planning to advance our liver stem cell program into product development as rapidly as we can. Our pancreas program is still in the discovery stage and further evaluation of the therapeutic potential of the candidate human pancreatic stem/progenitor cell will be required.

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

•	Accrued wind-down expenses (See Note 8).

•	The grant date fair value of share-based awards recognized as compensation expense in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004) “Share Based Payment” (SFAS 123R). See “Stock-based Compensation” below.

•	Valuation allowance against net deferred tax assets (See Note 12).

Marketable securities

In accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” the Company has classified the Company’s short-term investments as available-for-sale marketable securities in the accompanying consolidated financial statements. The marketable securities are stated at fair market value, with unrealized gains and losses reported in other comprehensive income. Management reviews securities with unrealized losses for other than temporary impairment. A decline in the fair value of securities that is deemed other than temporary is charged to earnings when so deemed. See Note 2.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R. SFAS 123R requires all share-based payments to employees, or to non-employee directors as compensation for service on the Board of Directors, to be recognized as compensation expense in the consolidated financial statements based on the fair values of such payments. We maintain shareholder approved stock-based compensation plans, pursuant to which we granted stock-based compensation to our employees, and to non-employee directors for Board service. These grants are primarily in the form of options that allow a grantee to purchase a fixed number of shares of our common stock at a fixed exercise price equal to the market price of the shares at the date of the grant (“qualified stock option grants”). The options may vest on a single date or in tranches over a period of time, but normally they do not vest unless the grantee is still employed by or a director of the Company on the vesting date. The compensation expense for these grants will be recognized over the requisite service period which is typically the period over which the stock-based compensation awards vest. We made no modifications to outstanding options with respect to vesting periods or exercise prices prior to adopting SFAS 123R. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107), which provides guidance on the implementation of SFAS 123R. We applied the principles of SAB 107 in conjunction with its adoption of SFAS 123R.

We adopted SFAS 123R effective January 1, 2006, using the modified-prospective transition method. Under this transition method, compensation expense will be recognized based on the grant date fair value estimated in accordance with the provisions of SFAS 123R for all new grants effective January 1, 2006, and for options granted prior to but not vested as of December 31, 2005. Prior periods were not restated to reflect the impact of adopting the new standard and therefore do not include fair value compensation expense related to stock option grants for those periods. In accordance with SFAS 123R, we recognized stock option related compensation expense of approximately $2,285,000 for the year ended December 31, 2006. Stock option related compensation expense was recognized on a straight line basis over the vesting period of each grant net of estimated forfeitures. We estimated forfeiture rates based on our historical experience within separate groups of employees. The estimated fair value of the options granted during 2006 and prior years was calculated using a Black Scholes Merton option pricing model

(Black Scholes model). The following summarizes the assumptions used in the Black Scholes model as applied by quarter for the year ended December 31, 2006:

	First Quarter 2006	Second Quarter 2006	Third Quarter 2006	Fourth Quarter 2006

Risk — free interest rate (1)	4.72%	5.08%	4.68%	4.54%
Volatility (2)	119.5%	110.8%	106.6%	103.3%
Dividend yield (3)	0%	0%	0%	0%
Expected term (years until exercise) (4)	6.25	6.25	6.25	6.25

(1)	The risk-free interest rate is based on US Treasury debt securities with maturities close to the expected term of the option.

(2)	Expected volatility is based on historical volatility of the Company’s stock factoring in daily share price observations. In computing expected volatility, the length of the historical period used is equal to the length of the expected term of the option.

(3)	No cash dividends have been declared on the Company’s common stock since the Company’s inception, and the Company currently does not anticipate paying cash dividends over the expected term of the option.

(4)	The expected term is equal to the average of the contractual life of the stock option and its vesting period.

At December 31, 2006, approximately $5,775,000 of unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of approximately 1.6 years. The resulting effect on net loss and net loss per share attributable to common stockholders may not be representative of the effects in future periods, due to changes in forfeiture rates, additional grants and subsequent periods of vesting.

Prior to January 1, 2006, we accounted for our stock-based compensation plans under Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees.’’ In accordance with APB 25, we generally recognized no compensation expense for qualified stock option grants, as the options were usually granted at fair market price of the underlying shares on the date of the grant. For options issued with an exercise price less than the fair market value of the shares at the date of grant, we recognized the difference between the exercise price and fair market value as compensation expense in accordance with APB 25. Prior to January 1, 2006, we provided pro forma disclosure amounts in accordance with Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation,” (SFAS 123) as amended by Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure,” (SFAS 148). As fair value compensation expense was disclosed but not recognized in periods prior to January 1, 2006, no cumulative adjustment for forfeitures was recorded in 2006. See table in “Stock-Based Compensation “under Note 1 below for an illustration of the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation in the prior years ended December 31, 2005 and 2004.

We account for stock options granted to non-employees in accordance with SFAS 123 and Emerging Issues Task Force (EITF) 96-18 — “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling, Goods Or Services,” and accordingly, recognize as expense the estimated fair value of such options as calculated using the Black Scholes model. The fair value is re-measured at each reporting date during the service period and is amortized over the vesting period of each option or the recipient’s contractual arrangement, if shorter. No stock options were issued to non-employees during the year ended December 31, 2006, other than options granted to non-employee members of the Board of Directors for service as Board members.

In July 2006, pursuant to the 2006 Equity Incentive Plan, we granted cash-settled Stock Appreciation Rights (SARs) to certain employees. The SARs give the holder the right, upon exercise, to the difference between the price per share of our common stock at the time of exercise and the exercise price of the SAR. The exercise price of the SARs is equal to the market price of our common shares at the date of grant. The SARs will vest on the same schedule as our qualified options issued to employees, i.e., 25% on the first anniversary of the grant date and then 1/48th every month thereafter. We will recognize compensation expense for the SARs over the requisite service period which is typically the period over which the awards vest. Since the vesting schedule of the SARs is identical to the vesting schedule of options granted this period, our fair value calculation of the SARs issued using the Black Scholes model were based on the same assumptions used in calculating compensation expense for stock options granted this period. The fair value of the share-based compensation liability for the cost of the requisite service that has been rendered at the reporting date is re-measured at each reporting date through the date of settlement. The following table presents the activity of the Company’s SARs awards for the year ended December 31, 2006 and 2005.

	2006		2005
		Weighted Average		Weighted Average
	SARs	Exercise Price	SARs	Exercise Price

Outstanding at January 1	—	—	—	—
Granted	1,564,599	$2.00	—	—
Exercised	—	—	—	—
Canceled	—	—	—	—

Outstanding at September 30	1,564,599	$2.00	—	—

SARs exercisable at December 31	—	—	—	—

For the year ended December 31, 2006, we recorded approximately $293,000 as compensation expense related to SARs granted. At December 31, 2006, approximately $2,336,000 of unrecognized compensation expense related to SARs is expected to be recognized over a weighted average period of approximately 1.9 years. The resulting effect on net loss and net loss per share attributable to common stockholders is not likely to be representative of the effects in future periods, due to changes in the fair value calculation which is dependent on the stock price, volatility, interest and forfeiture rates, additional grants and subsequent periods of vesting.

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

Wind-down and Exit Costs

In connection with our wind-down of our research and manufacturing operations in Lincoln, Rhode Island, and the relocation of our remaining research and development activities and corporate headquarters, to California, in October 1999, we have provided our estimate of the exit cost obligation in accordance with EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. On an ongoing basis we re-evaluate such estimate. For further discussion, see “Wind-down expenses” under “Results of Operations” and Note 8 to the consolidated financial statements.

RESULTS OF OPERATIONS

Years Ended December 31, 2006, 2005 and 2004

Revenues

Revenues totaled approximately $93,000, $206,000, and $141,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Change from
Change from previous year: 2006	previous year: 2005
versus 2005	versus 2004
2006	2005	2004	$	%	$	%

Revenue:
Revenue from licensing revenue	$55,299	$19,526	$22,206	$35,773	183%	$(2,680)	(12)%
Revenue from grants	37,551	186,388	118,828	(148,837)	(80)%	67,560	57%

Total revenue	$92,850	$205,914	$141,034	$113,064	(55)%	$64,880	46%

Revenues for 2006 include $38,000 that is part of a Small Business Technology Transfer (STTR) grant received in 2004 for approximately $464,000 over one and one half years for studies in Alzheimer’s disease. The STTR grant will support joint work with the McLaughlin Research Institute (MRI) in Great Falls, Montana. We retained $243,000 and the remaining $221,000 was disbursed to MRI. Revenues for 2006 also include licensing revenue of approximately $55,000 received from various licensees. Revenues for 2005 include $186,000 that was part of the STTR grant and approximately $20,000 in licensing revenue. Revenues for 2004 include $93,000 that completes the draw down of a one-year Small Business Innovation Research grant of $342,000 from the National Institute of Neurological Disease and Stroke (NINDS) received at the end of 2003, and $26,000 which is part of the STTR grant received in 2004. Total revenue for 2004 includes licensing revenue of $22,000.

Operating Expenses

Operating expenses totaled approximately $21,464,000, $16,594,000, and $15,541,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

				Change from		Change from
				previous year: 2006		previous year: 2005
				versus 2005		versus 2004
	2006	2005	2004	$	%	$	%

Operating Expenses
Research & development	$13,600,433	$8,226,734	$7,843,981	$5,373,699	65%	$382,753	5%
General & administrative	7,154,042	5,539,845	4,870,014	1,614,197	29%	669,831	14%
Wind-down expenses	709,209	2,827,403	2,826,879	(2,118,194)	(75)%	524	0%

Total expense	$21,463,684	$16,593,982	$15,540,874	$4,869,702	29%	$1,053,108	7%

Research & development expenses

Research and development expenses totaled approximately $13,600,000 in 2006, as compared to $8,227,000 in 2005 and $7,844,000 in 2004.

2006 versus 2005.  The increase of approximately $5,374,000 or 65% from 2005 to 2006 was primarily attributable to expansion of our operations in cell processing and clinical development, which consisted of an increase in personnel costs of approximately $2,669,000, an increase in external services of approximately $1,464,000, an increase in supplies and other expenses of $771,000 and the cost of additional space leased in 2006 allocated to research and development. Of the approximately $2,669,000 increase in personnel costs, approximately $1,344,000 was attributable to the expensing of stock-based compensation (which includes the grant of stock options, stock appreciation rights and share awards) as required by the new accounting pronouncement SFAS 123R (see “Stock-Based Compensation” under Note 1), with the balance attributable to an increased head count which includes the hiring of key personnel necessary to facilitate the expansion of our cell processing and clinical operations. At December 31, 2006, we had thirty-five full-time employees working in research and development and laboratory support services as compared to thirty-three at December 31, 2005.

2005 versus 2004.  The increase of $383,000 or 5% from 2004 to 2005 was primarily attributable to increased head count and related costs of $848,000 in 2005 as compared to 2004. At December 31, 2005, we had thirty-three full-time employees working in research and development and laboratory support services as compared to twenty-eight at December 31, 2004. This increase in 2005 was partially offset by a net decrease in expenses of $465,000 primarily related to external services. We required a high level of external services in 2004 for preclinical pharmacology and toxicology studies and other external services in preparation for submitting our first IND to the FDA. The decrease in expenses related to external services was also attributable to a decrease in valuation in 2005 of stock options granted as compensation to non-employees as compared to the valuation in 2004. The valuation — computed by the Black Scholes Method — is dependant on variable factors at the time of such valuation such as stock price, stock price volatility, interest rate and remaining life of the option. Our stock price at December 31, 2005 was $3.45 as compared to $4.23 at December 31, 2004.

General & administrative expenses

General and administrative expenses were approximately $7,154,000 in 2006, compared with $5,540,000 in 2005 and $4,870,000 in 2004.

2006 versus 2005.  The increase of $1,614,000 or 29% from 2005 to 2006 was primarily attributable to the increase in personnel costs of approximately $1,826,000, of which approximately $1,423,000 was attributable to the expensing of stock-based compensation (which includes the grant of stock options and stock appreciation rights) as required by the new accounting pronouncement SFAS 123R (see “Stock-Based Compensation” under Note 1). The increase in personnel costs was partially offset by a net decrease in other costs primarily attributable to the expensing of the fair value of options granted to a consultant in 2005. No such options were granted in 2006.

2005 versus 2004.  The increase of $670,000 or 14% from 2004 to 2005 was primarily attributable to expensing the fair value of stock options granted to our previous chief financial officer, which was approximately $457,000. The vesting of the options was accelerated as part of an agreement that retained our previous chief financial officer as a consultant for approximately six months following her employment termination date. The increase was also attributable to the increase in head count and related costs of approximately $394,000; increase in recruiting fees of approximately $145,000; and the increase in listing fees of approximately $114,000 incurred in 2005 for moving the listing of our shares from the Nasdaq Capital Market to the Nasdaq Global Market. The aforementioned increases were partially offset by a decrease in 2005 of approximately $186,000 for external services to evaluate and test our internal financial control systems so as to meet the requirements of and be in compliance with the Securities and Exchange Commission rules issued under Section 404 of the Sarbanes-Oxley Act, and a net decrease of approximately $254,000 in other expenses.

Wind-down expenses

In connection with our wind-down of our research and manufacturing operations in Lincoln, Rhode Island, and the relocation of our remaining research and development activities and corporate headquarters, to California in October 1999, we provided a reserve for our estimate of the exit cost obligation in accordance with EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring.” The reserve reflects estimates of the ongoing costs of our former research and administrative facility in Lincoln, which we hold on a lease that terminates on June 30, 2013. We are seeking to sublease, assign, sell or otherwise divest ourselves of our interest in the facility at the earliest possible time, but we cannot determine with certainty a fixed date by which such events will occur, if at all.

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

Management forms its best estimate on a quarterly basis, after considering actual sublease activity, reports from our broker/realtor about current and predicted real estate market conditions in Rhode Island, the likelihood of new subleases in the foreseeable future for the specific facility and significant changes in the actual or projected operating expenses of the property. We discount the projected net outflow over the term of the leasehold to arrive at the present value, and adjust the reserve to that figure. The estimated vacancy rate for the facility is an important assumption in determining the reserve because changes in this assumption have the greatest effect on estimated sublease income. In addition, the vacancy rate estimate is the variable most subject to change, while at the same time it involves the greatest judgment and uncertainty due to the absence of highly predictive information concerning the future of the local economy and future demand for specialized laboratory and office space in that area. The average vacancy rate of the facility for years 2001 through 2006 was approximately 67%, varying from 49% to 84%. As of December 31, 2006, based on current information available to management, the vacancy rate is projected to be 91% for 2007, and approximately 70% from 2008 through the end of the lease. These estimates are based on actual occupancy as of December 31, 2006, predicted lead time for acquiring new subtenants, historical vacancy rates for the area and assessments by our broker/realtor of future real estate market conditions. If the assumed vacancy rate for 2008 to the end of the Lease had been five percentage points higher or lower at December 31, 2006, then the reserve would have increased or decreased by approximately $239,000. Similarly, a 5% increase or decrease in the operating expenses for the facility from 2006 would have increased or decreased the reserve by approximately $124,000, and a 5% increase or decrease in the assumed average rental charge per square foot would have increased or decreased the reserve by approximately $66,000. Management does not wait for specific events to change its estimate, but instead uses its best efforts to anticipate them on a quarterly basis.

The wind-down reserve at the end of December 31, 2005 was $6,098,000. For the year ended December 31, 2006, we recorded actual expenses against this reserve of approximately $1,295,000. Based on management’s evaluation of the factors mentioned, and particularly the projected vacancy rates described above, we adjusted the reserve to $5,512,000 by recording an additional $709,000 for the year ended December 31, 2006. See Note 8 for a breakdown of these figures by quarter.

Other income (expense)

				Change from		Change from
				previous year:		previous year:
				2006 versus 2005		2005 versus 2004
	2006	2005	2004	$	%	$	%

Other income (expense):
License and settlement agreement	$103,359	$3,735,556	—	$(3,632,197)	(97)%	$3,735,556	*	N/M
Interest income	2,479,740	1,122,963	$322,227	1,356,777	(121)%	800,736		249%
Interest expense	(143,001)	(171,909)	(191,006)	28,908	(17)%	19,097		(10)%
Other income (expense), net	(17,644)	(36,892)	(61,680)	19,248	(52)%	24,788		(40)%

Total other income (expense)	$2,422,454	$4,649,718	$(69,541)	$(2,227,264)	(48)%	$4,580,177	*	N/M

*	Non meaningful

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

We recorded approximately $103,000 and $3,736,000 as other income in 2006 and 2005 respectively, which was the fair value of the ReNeuron shares net of legal fees and the value shares that was transferred to NeuroSpheres Ltd., an Alberta corporation from which we have licensed some of the patent rights that are the subject of the agreement with ReNeuron. See Note 2 for more details on this transaction.

Interest income

Interest income for the years ended December 31, 2006, 2005 and 2004 totaled approximately $2,480,000, $1,123,000 and $322,000, respectively. The increase in interest income from 2004 to 2006 was primarily attributable to a higher average bank balance as a result of our financing transactions. (See “Liquidity and Capital Resources” below for further detail on these transactions) and a higher yield on overnight and money market funds.

Interest expense

In 2006, interest expense was approximately $143,000, compared to approximately $172,000 in 2005 and approximately $191,000 in 2004. The decrease from 2004 to 2006 was attributable to lower outstanding debt and capital lease balances.

Other income/expense, net

Other expenses for 2006 were approximately $18,000, which include approximately $20,000 for state franchise taxes paid, partially offset by a gain of approximately $2,000 from the disposal of old equipment. Other expenses for 2005 were approximately $37,000, which include approximately $36,000 for state franchise taxes and approximately $1,000 from a write-off of obsolete equipment. Other expenses for 2004 were approximately $62,000, which include a loss of approximately $56,000 resulting from a write-off of obsolete lab equipment and approximately $6,000 for state franchise taxes.

Liquidity and Capital Resources

Since our inception, we have financed our operations through the sale of common and preferred stock, the issuance of long-term debt and capitalized lease obligations, revenues from collaborative agreements, research grants, license fees and interest income.

We had cash and cash equivalents totaling approximately $51,796,000 at December 31, 2006. Cash equivalents are generally invested in U.S. Treasuries with maturities of less than 90 days. The table below summarizes our cash flows for the respective fiscal years.

Change from	Change from
previous year:	previous year:
2006 versus 2005	2005 versus 2004
2006	2005	2004	$	%	$	%

Net cash used in operating activities	$(16,104,120)	$(11,870,568)	$(11,273,908)	$(4,233,552)	36%	$(596,660)	5%
Net cash used in investing activities	(1,297,124)	(847,505)	(748,305)	(449,619)	53%	(99,200)	13%
Net cash provided by financing activities	34,655,865	6,199,449	40,000,042	28,456,416	459%	(33,800,592)	(85)%

Increase (decrease) in cash and cash equivalents	$17,254,621	$(6,518,624)	$27,977,829	$23,773,245	365%	$(34,496,452)	(123)%

We used approximately $16,104,000, $11,871,000, and $11,274,000 of cash, in 2006, 2005 and 2004 respectively, in our operating activities. The increase in cash used in operating activities in 2006 as compared to 2005 was primarily attributable to the expansion of our operations in cell processing and clinical development in 2006. The increase in cash used in operating activities in 2005 as compared to 2004 was primarily attributable to an increase in head count to strengthen our scientific and management team.

The increase from 2005 to 2006 of approximately $28,456,000 for net cash provided by financing activities was primarily attributable to the sale on April 6, 2006, of 11,750,820 shares of our common stock to a limited number of institutional investors at a price of $3.05 per share. The Company received total proceeds, net of offering expenses and placement agency fees, of approximately $33,422,000.

Listed below are key financing transactions entered into by us in the last three years:

•	On April 6, 2006, we sold 11,750,820 shares of our common stock to a limited number of institutional investors at a price of $3.05 per share, for gross proceeds of approximately $35,840,000. The shares were offered as a registered direct offering under an effective shelf registration statement previously filed with and declared effective by the Securities and Exchange Commission. We received total proceeds, net of offering expenses and placement agency fees, of approximately $33,422,000. No warrants were issued as part of this financing transaction.

•	In 2005, an aggregate of 2,958,348 warrants were exercised. For the exercise of these warrants, we issued 2,842,625 shares of our common stock and received proceeds of approximately $5,939,000.

•	On October 26, 2004, we entered into an agreement with institutional investors with respect to the registered direct placement of 7,500,000 shares of our common stock at a purchase price of $3.00 per share, for gross proceeds of $22,500,000. C.E. Unterberg, Towbin LLC (Unterberg) and Shoreline Pacific, LLC (Shoreline) served as placement agents for the transaction. We sold these shares under a shelf registration statement previously filed with and declared effective by the U.S. Securities and Exchange Commission. For acting as our placement agent Unterberg and Shoreline received fees of approximately $1,350,000 and expense reimbursement of approximately $40,000. No warrants were issued as part of this financing transaction.

•	On June 16, 2004, we entered into an agreement with institutional and other accredited investors with respect to the private placement of approximately 13,160,000 shares of our common stock at a purchase price of $1.52 per share, for gross proceeds of approximately $20,000,000. Investors also received warrants exercisable for five years to purchase approximately 3,290,000 shares of common stock at an exercise price of $1.90 per share. During the period October 2004 to December 2005, part of these warrants were exercised to purchase an aggregate of 1,459,342 shares of our common stock at $1.90 per share. We received proceeds of $2,772,750 on issuance of the shares. Unterberg served as placement agent for the private placement. For acting as our placement agent, Unterberg received fees of approximately $1,200,000, expense reimbursement of approximately $25,000 and a five year warrant to purchase 526,400 shares of our common stock at an exercise price of $1.89 per share.

We continue to have outstanding obligations in regard to our former facilities in Lincoln, Rhode Island. In 1997, we had entered into a fifteen-year lease for a scientific and administrative facility (the SAF) in a sale and leaseback arrangement. The lease includes escalating rent payments. For the year 2007, we expect to pay approximately $938,000 in operating lease payments and estimated operating expenses of approximately $490,000, before receipt of sub-tenant income. In 1992 and 1994 we had undertaken direct financing transactions with the State of Rhode Island and received proceeds from the issuance of industrial revenue bonds totaling $5,000,000 to finance the construction of a pilot manufacturing facility and a related cell processing facility. The related leases are structured such that lease payments will fully fund all semiannual interest payments and annual principal payments through maturity in August 2014. For these related facilities we expect to pay approximately $365,000 in principal, interest and related expenses in 2007, before receipt of sub-tenant income. We have subleased the pilot manufacturing facility and the cell processing facility, as well as approximately one-fourth of the SAF. For the year 2007, we expect to receive, in aggregate, approximately $573,000 in sub-tenant rent for all of the Rhode Island facilities. As a result of the above transactions, our estimated cash outlay net of sub-tenant rent for the Rhode Island facilities will be approximately $1,220,000 for 2007. We are actively seeking to sublease, assign or sell our remaining interests in these facilities. Failure to do so within a reasonable period of time will have a material adverse effect on our liquidity and capital resources.

The following table summarizes our future contractual cash obligations (including both Rhode Island and California leases, but excluding interest income and sub-lease income with respect to the Rhode Island properties):

							Payable in
	Total						2012
	Obligations	Payable in	Payable in	Payable in	Payable in	Payable in	and
	at 12/31/06	2007	2008	2009	2010	2011	Beyond

Bonds Payable (principal & interest)	$1,921,639	$332,545	$244,531	$244,572	$242,560	$242,321	$615,110
Operating lease payments	15,014,498	3,165,162	3,469,017	3,536,843	1,767,304	1,171,875	1,904,297

Total contractual cash obligations	$16,936,137	$3,497,707	$3,713,548	$3,781,415	$2,009,864	1,414,196	$2,519,407

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

We intend to pursue opportunities to obtain additional financing in the future through equity and debt financings, grants and collaborative research arrangements. We have a shelf registration statement which, as of December 31, 2006, covered shares of our common stock up to a value of $64 million that could be available for financings. On December 29, 2006, we filed a Prospectus Supplement announcing the entry of a sales agreement with Cantor Fitzgerald & Co. under which up to 10,000,000 shares may be sold from time to time under the shelf registration statement. The source, timing and availability of any future financing will depend principally upon market conditions, interest rates and, more specifically, on our progress in our exploratory, preclinical and future clinical development programs. Funding may not be available when needed — at all, or on terms acceptable to us. Lack of necessary funds may require us to delay, scale back or eliminate some or all of our research and product development programs, planned clinical trials, and/or our capital expenditures or to license our potential products or technologies to third parties.

With the exception of operating leases for facilities, we have not entered into any off balance sheet financial arrangements and have not established any special purpose entities. We have not guaranteed any debts or commitments of other entities or entered into any options on non-financial assets.

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. While our analysis of the impact of this Interpretation is not yet complete, we do not anticipate that it will have a material impact on its consolidated financial statements at the time of adoption.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of FAS 157 is not expected to have a material impact on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. SAB 108 is effective for fiscal years ending after November 15, 2006. Our adoption of this bulletin did not have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

In July 2005, we entered into an agreement with ReNeuron. As part of the agreement, we granted ReNeuron a license that allows ReNeuron to exploit its “c-mycER” conditionally immortalized adult human neural stem cell technology for therapy and other purposes. In return for the license, we received a 7.5% fully-diluted equity interest in ReNeuron, subject to certain anti-dilution provisions, and a cross-license to the exclusive use of ReNeuron’s technology for certain diseases and conditions, including lysosomal storage diseases, spinal cord injury, cerebral palsy and multiple sclerosis. The agreement also provides for full settlement of any potential claims that either StemCells or ReNeuron might have had against the other in connection with any putative infringement of certain of each party’s patent rights prior to the effective date of the agreement. The agreement is Exhibit 10.71 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. On July 1, 2005, we were entitled to approximately 3,775,000 shares of ReNeuron, representing 7.5% of its fully-diluted share capital. On August 12, 2005 ReNeuron listed its shares on the London Stock Exchange’s Alternative Investment Market (“AIM”), a market for smaller, growing companies. In accordance with the anti-dilution provisions of the agreement, the placement and listing of additional shares by ReNeuron resulted in StemCells’ receiving an additional 5,165,000 shares. Of the total of approximately 8.9 million shares of ReNeuron received by StemCells on account of these events, 104,000 was transferred to NeuroSpheres LTD., an Alberta corporation from which StemCells has licensed some of the patent rights that are the subject of the agreement with ReNeuron. On June 29, 2006, ReNeuron issued additional shares of common stock, of which StemCells was entitled to approximately 439,000 shares under the anti-dilution provisions of the agreement and net of approximately 5,600 shares due to Neurospheres Ltd. The Company recorded approximately $103,000 as other income for the additional shares due in 2006. The fair market value of the Company’s holdings in ReNeuron common stock as of December 31, 2005 (8,835,766 shares) and December 31,

2006 (9,274,837 shares) was approximately $3,721,000 and $7,266,000 respectively. Changes in market value as a result of changes in market price per share or the exchange rate between the US dollar and the British pound are accounted for under “other comprehensive income (loss)” if deemed temporary, as in this case, and are not recorded as “other income or loss” until the shares are disposed of and a gain or loss realized. The unrealized gain as of December 31, 2006, was approximately $3,188,000. A decline in the fair value of securities that is deemed other than temporary would be charged to earnings. In February 2007, ReNeuron issued additional shares of common stock; as a consequence of the anti-dilution provisions, StemCells was entitled to approximately 823,000 shares net of approximately 10,000 shares to be transferred to NeuroSpheres. These shares satisfy ReNeuron’s obligations under the anti-dilution provision of the agreement. As of February 26, 2007, StemCells had sold approximately 5,275,000 shares of ReNeuron, realizing net proceeds of approximately $3.1 million, and still held approximately 4.8 million shares.

				Share
			No. of	price at	Exchange	Market
			Shares	December 31,	Rate at	Value	Expected
Company/			at	2006	December 31,	in USD at	Future
Stock		Associated	December	in	2006	December 31,	Cash
Symbol	Exchange	Risks	31, 2006	GBP (£)	1 GBP = USD	2006	Flows

ReNeuron Group plc/RENE	AIM (AIM is the London Stock Exchange’s Alternative Investment Market)	- Lower share price - Foreign currency translation - Liquidity - Bankruptcy	9,274,837	0.40	1.9586	$7,266,278	(1)

(1)	It is our intention to liquidate this investment when we can do so at prices acceptable to us. Although we are not legally restricted from selling the stock, the share price is subject to change and the volume traded has often been very small since the stock was listed on the AIM on August 12, 2005. The performance of ReNeuron Group plc stock since its listing does not predict its future value.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders of
StemCells, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting as of December 31, 2006, that StemCells, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). StemCells, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that StemCells, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on Internal Control — Integrated Framework issued by COSO. Furthermore, in our opinion, StemCells, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on Internal Control — Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of StemCells, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 1, 2007 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

San Jose, CA
March 1, 2007

Item 8.	Financial Statements and Supplementary Data

STEMCELLS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
StemCells, Inc.

We have audited the accompanying consolidated balance sheets of StemCells, Inc. and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of StemCells, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, applying the modified-prospective method.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of StemCells, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of, and an unqualified opinion on the effective operation of, internal control over financial reporting.

/s/  GRANT THORNTON LLP

San Jose, California
March 1, 2007

StemCells, Inc.

Consolidated Balance Sheets

	December 31,
	2006	2005

Assets
Current assets:
Cash and cash equivalents	$51,795,529	$34,540,908
Other receivables	482,850	201,919
Other current assets	1,119,467	386,966
Marketable securities	4,132,646	—

Total current assets	57,530,492	35,129,793
Marketable securities	3,133,632	3,720,794
Property, plant and equipment, net	3,596,150	3,282,588
Other assets, net	2,596,543	2,705,513

Total assets	66,856,817	$44,838,688

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$620,765	$637,122
Accrued expenses and other	2,053,902	1,483,300
Accrued wind-down expenses	1,252,483	1,118,796
Deferred revenue	16,826	—
Capital lease obligations, current portion	—	54,676
Bonds payable, current portion	205,833	254,167

Total current liabilities	4,149,809	3,548,061
Bonds payable, less current maturities	1,145,416	1,351,250
Deposits and other long-term liabilities	547,392	522,866
Accrued wind-down expenses non current	5,497,774	6,186,930
Deferred rent	959,732	853,997
Deferred revenue, less current portion	180,691	—

Total liabilities	12,480,814	12,463,104
Commitments (Note 6)
Stockholders’ equity:
Common stock, $.01 par value; 125,000,000 shares authorized; 78,046,304 and 65,396,022 shares issued and outstanding at December 31, 2006 and 2005, respectively	780,462	653,960
Additional paid-in capital	255,299,508	217,919,335
Accumulated deficit	(204,891,945)	(185,943,564)
Accumulated other comprehensive gain (loss)	3,187,978	(254,147)

Total stockholders’ equity	54,376,003	32,375,584

Total liabilities and stockholders’ equity	$66,856,817	$44,838,688

See accompanying notes to consolidated financial statements.

StemCells, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2006	2005	2004

Revenue from collaborative and licensing agreements	$55,299	$19,526	$22,206
Revenue from grants	37,551	186,388	118,828

Total Revenues	92,850	205,914	141,034
Operating Expenses
Research and development	13,600,433	8,226,734	7,843,981
General and administrative	7,154,042	5,539,845	4,870,014
Wind-down expenses	709,209	2,827,403	2,826,879

	21,463,684	16,593,982	15,540,874

Loss from operations	(21,370,834)	(16,388,068)	(15,399,840)
Other Income (expense):
License and settlement agreement, net	103,359	3,735,556	—
Interest income	2,479,740	1,122,963	322,227
Interest expense	(143,001)	(171,909)	(191,006)
Other income (expense)	(17,644)	(36,892)	(61,680)

	2,422,454	4,649,718	69,541

Net loss	(18,948,380)	(11,738,350)	(15,330,299)

Basic and diluted net loss per share	$(0.25)	$(0.18)	$(0.31)

Weighted average shares used in basic and diluted loss per share calculations	74,611,196	63,643,176	49,606,277

See accompanying notes to consolidated financial statements.

STEMCELLS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Deferred	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Compensation	Equity

Balances, December 31, 2003	40,998,858	$409,989	$170,406,393	$(158,874,916)	$—	$(977,908)	$10,963,558
Issuance of common stock related to equity financing net of issuance cost of $2,863,021	20,660,000	206,600	39,433,578	—	—	—	39,640,178
Common stock issued for licensing agreements	11,351	114	17,719	—	—	—	17,833
Common stock issued for external services	41,050	410	72,640	—	—	—	73,050
Common stock issued pursuant to employee benefit plan	48,707	487	93,526	—	—	—	94,013
Exercise of employee and consultant stock options	62,916	629	44,750	—	—	—	45,379
Exercise of warrants	306,525	3,065	579,333	—	—	—	582,398
Compensation expense from grant of options	—	—	33,868	—	—	—	33,868
Deferred compensation	—	—	737,493	—	—	(737,493)	—
Amortization of deferred compensation	—	—	—	—	—	829,569	829,569
Net loss	—	—	—	(15,330,299)	—	—	(15,330,299)

Balances, December 31, 2004	62,129,407	621,294	211,419,300	(174,205,215)	—	(885,832)	36,949,547
Expenses related to equity financing	—	—	(193,946)	—	—	—	(193,946)
Common stock issued for external services	2,022	20	8,310	—	—	—	8,330
Common stock issued pursuant to employee benefit plan	28,459	285	110,772	—	—	—	111,057
Compensation expense from grant of options and stock (fair value)	—	—	461,675	—	—	—	461,675
Exercise of employee and consultant stock options	393,509	3,935	733,753	—	—	—	737,688
Exercise of warrants	2,842,625	28,426	5,910,680	—	—	—	5,939,106
Deferred compensation	—	—	(531,208)	—	—	531,208	—
Amortization of deferred compensation	—	—	—	—	—	354,624	354,624
Unrealized loss on marketable securities	—	—	—	—	(254,147)	—	(254,147)
Net loss	—	—	—	(11,738,350)	—	—	(11,738,350)
Comprehensive loss	—	—	—	—	—	—	(11,992,497)

Balances, December 31, 2005	65,396,022	653,960	217,919,336	(185,943,565)	(254,147)	—	32,375,584
Issuance of common stock related to equity financing net of issuance cost of $2,418,467	11,750,820	117,508	33,304,026	—	—	—	33,421,534
Common stock issued for licensing agreements	3,848	38	9,962	—	—	—	10,000
Common stock issued pursuant to employee benefit plan	50,120	501	121,955	—	—	—	122,456
Compensation expense from grant of options and stock (fair value)	—	—	2,409,509	—	—	—	2,409,509
Exercise of employee and consultant stock options	319,094	3,191	545,088	—	—	—	548,279
Exercise of warrants	526,400	5,264	989,632	—	—	—	994,896
Unrealized gain on marketable securities	—	—	—	—	3,442,125	—	3,442,125
Net loss	—	—	—	(18,948,380)	—	—	(18,948,380)
Comprehensive loss	—	—	—	—	—	—	(15,506,255)

Balances, December 31, 2006	78,046,304	$780,462	$255,299,508	$(204,891,945)	$3,187,978	—	$54,376,003

See accompanying notes to consolidated financial statements.

StemCells, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Net loss	$(18,948,380)	$(11,738,350)	$(15,330,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,044,688	1,082,793	1,037,719
Amortization of deferred compensation	—	354,624	829,569
Issue of shares and options in exchange for services	2,531,966	581,062	200,931
Loss on disposal of fixed assets	1,573	1,377	54,644
Non-cash income from license and settlement agreement, net	(103,359)	(3,974,941)	—
Changes in operating assets and liabilities:
Accrued interest receivable	(112,542)	(47,928)	(61,660)
Other receivables	(168,389)	26,972	26,160
Other current assets	(732,501)	(177,892)	(29,026)
Other assets, net	56,270	(47,053)	—
Accounts payable and accrued expenses	554,245	48,135	665,409
Accrued wind-down expenses	(555,469)	1,777,697	1,705,045
Deferred revenue	197,517	—	—
Deferred rent	105,735	330,196	(372,400)
Deposits and other long-term liabilities	24,526	(87,260)	—

Net cash used in operating activities	(16,104,120)	(11,870,568)	(11,273,908)
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,258,749)	(817,505)	(676,138)
Acquisition of other assets	(38,375)	(30,000)	(72,167)

Net cash used in investing activities	(1,297,124)	(847,505)	(748,305)
Cash flows from financing activities:
Proceeds (expense) from issuance of common stock, net	33,421,534	(193,946)	39,640,178
Proceeds from the exercise of stock options	548,279	737,688	45,379
Proceeds from the exercise of warrants	994,896	5,939,106	582,398
Repayments of capital lease obligations	(54,676)	(39,232)	(30,830)
Repayments of debt obligations	(254,168)	(244,167)	(237,083)

Net cash provided by financing activities	34,655,865	6,199,449	40,000,042

Increase (decrease) in cash and cash equivalents	17,254,621	(6,518,624)	27,977,829
Cash and cash equivalents at beginning of year	34,540,908	41,059,532	13,081,703

Cash and cash equivalents at end of the year	$51,795,529	$34,540,908	$41,059,532

Supplemental disclosure of cash flow information:
Interest paid	$143,001	$171,909	$191,006
Supplemental schedule of non-cash investing and financing activities:
Stock issued for licensing agreements	$10,000 (1)	—	$17,833 (2)

(1)	Under terms of a license agreement with the California Institute of Technology (Cal Tech), annual fees of $5,000 were due on each of two patents to which StemCells holds a license from Cal Tech, payable in cash or stock at the Company’s choice. The Company elected to pay the fees in stock and issued 3,848 shares to Cal Tech.

(2)	Under the terms of a license agreement with Cal Tech, fees of $10,000 and $5,000 were due on the issuance of two patents to which StemCells holds a license from Cal Tech, payable in cash or stock at the Company’s choice. The Company elected to pay the fees in stock and issued 9,535 unregistered shares to Cal Tech. The Company also paid $2,833 in stock (1,816 shares) as part of an option agreement with the Board of Trustees of the Leland Stanford Junior University to acquire an exclusive license to an invention.

See accompanying notes to consolidated financial statements.

StemCells, Inc.

Notes to Consolidated Financial Statements
December 31, 2006

StemCells, Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 1.	Summary of Significant Accounting Policies

Nature of Business

StemCells, Inc., a Delaware corporation, (the Company) is a biopharmaceutical company that operates in one segment, the development of novel cell-based therapeutics designed to treat human diseases and disorders.

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. Since inception, the Company has incurred annual losses and negative cash flows from operations and has an accumulated deficit of approximately $204.9 million at December 31, 2006. The Company has not derived revenues from the sale of products, and does not expect to receive revenues from product sales for at least several years. It may not be able to realize sufficient revenues to achieve or sustain profitability in the future.

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

Principles of Consolidation

The consolidated financial statements include accounts of the Company and StemCells California, Inc., a wholly owned subsidiary. All significant inter-company balances and transactions have been eliminated on consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates. Significant estimates include the following:

•	Accrued wind-down expenses (See Note 8).

•	The grant date fair value of share-based awards recognized as compensation expense in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004) “Share Based Payment” (SFAS 123R). (See Note 10).

•	Valuation allowance against net deferred tax assets (See Note 12).

Marketable securities

In accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” the Company has classified its investments as available-for-sale marketable securities in the accompanying consolidated financial statements. The marketable securities are stated at fair market value, with unrealized gains and losses reported in other comprehensive income. Management reviews securities with unrealized losses for other

StemCells, Inc.

Notes to Consolidated Financial Statements — (Continued)

than temporary impairment. A decline in the fair value of securities that is deemed other than temporary is charged to earnings when so deemed (See Note 2).

Reclassification

Certain reclassifications of prior year amounts have been made to conform to current year presentation. Patent related expenses of approximately $703,000 and $916,000 for prior years ended December 31, 2005 and 2004 respectively have been reclassified from research and development expense to general and administrative expense on the consolidated statements of operations for that period to conform with the current year presentation. The reclassifications had no effect on total assets, liabilities, equity, or net loss previously reported.

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

Patent and License Costs

Prior to fiscal year 2001, the Company capitalized certain patent costs related to patent applications. Accumulated costs were amortized over the estimated economic life of the patents, not to exceed 17 years, using the straight-line method, commencing at the time the patent was issued. Costs related to patent applications are charged to expense at the time such patents are deemed to have no continuing value. Since 2001, the Company’s policy has been to expense all patent costs as incurred. At December 31, 2006 and 2005, total costs capitalized amounted to approximately $980,000 and the related accumulated amortization was approximately $404,000 and $348,000, respectively. Patent related expenses totaled approximately $852,000, $703,000, and $753,000 in 2006, 2005 and 2004, respectively. License costs are capitalized and amortized over the period of the license agreement.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R. SFAS 123R requires all share-based payments to employees, or to non-employee directors as compensation for service on the Board of Directors, to be recognized as compensation expense in the consolidated financial statements based on the fair values of such payments. The Company maintains shareholder approved stock-based compensation plans,

StemCells, Inc.

Notes to Consolidated Financial Statements — (Continued)

pursuant to which it granted stock-based compensation to its employees, and to non-employee directors for Board service. These grants are primarily in the form of options that allow a grantee to purchase a fixed number of shares of the Company’s common stock at a fixed exercise price equal to the market price of the shares at the date of the grant (“qualified stock option grants”). The options may vest on a single date or in tranches over a period of time, but normally they do not vest unless the grantee is still employed by or a director of the Company on the vesting date. The compensation expense for these grants will be recognized over the requisite service period which is typically the period over which the stock-based compensation awards vest. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107), which provides guidance on the implementation of SFAS 123R. The Company applied the principles of SAB 107 in conjunction with its adoption of SFAS 123R.

The Company adopted SFAS 123R effective January 1, 2006, using the modified-prospective transition method. Under this transition method, compensation expense will be recognized based on the grant date fair value estimated in accordance with the provisions of SFAS 123R for all new grants effective January 1, 2006, and for options granted prior to but not vested as of December 31, 2005. Prior periods were not restated to reflect the impact of adopting the new standard and therefore do not include fair value compensation expense related to stock option grants for those periods. In accordance with SFAS 123R, the Company recognized stock option related compensation expense of approximately $2,285,000 for the year ended December 31, 2006. Stock option related compensation expense was recognized on a straight line basis over the vesting period of each grant net of estimated forfeitures. The Company estimated forfeiture rates based on its historical experience within separate groups of employees. The estimated fair value of the options granted during 2006 and prior years was calculated using a Black Scholes Merton option pricing model (Black Scholes model). The following summarizes the assumptions used in the Black Scholes model as applied by quarter for the year ended December 31, 2006:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2006	2006	2006	2006

Risk — free interest rate(1)	4.72%	5.08%	4.68%	4.54%
Volatility(2)	119.5%	110.8%	106.6%	103.3%
Dividend yield(3)	0%	0%	0%	0%
Expected term (years until exercise)(4)	6.25	6.25	6.25	6.25

(1)	The risk-free interest rate is based on US Treasury debt securities with maturities close to the expected term of the option.

(2)	Expected volatility is based on historical volatility of the Company’s stock factoring in daily share price observations. In computing expected volatility, the length of the historical period used is equal to the length of the expected term of the option.

(3)	No cash dividends have been declared on the Company’s common stock since the Company’s inception, and the Company currently does not anticipate paying cash dividends over the expected term of the option.

(4)	The expected term is equal to the average of the contractual life of the stock option and its vesting period.

The adoption of SFAS 123R had the following impact on our consolidated statement of operations for the year ended December 31, 2006:

Increase in net loss	$2,285,000
Increase in basic and diluted net loss per share	$0.03

At December 31, 2006, approximately $5,775,000 of unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of approximately 1.6 years. The resulting effect on net loss and net loss per share attributable to common stockholders may not be representative of the effects in future periods, due to changes in forfeiture rates, additional grants and subsequent periods of vesting.

StemCells, Inc.

Notes to Consolidated Financial Statements — (Continued)

Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees.” In accordance with APB 25, the Company generally recognized no compensation expense for qualified stock option grants, as the options were usually granted at fair market price of the underlying shares on the date of the grant. For options issued with an exercise price less than the fair market value of the shares at the date of grant, the Company recognized the difference between the exercise price and fair market value as compensation expense in accordance with APB 25. Prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation,” (SFAS 123) as amended by Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure,” (SFAS 148). As fair value compensation expense was disclosed but not recognized in periods prior to January 1, 2006, no cumulative adjustment for forfeitures was recorded in 2006. See table below for an illustration of the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation in the prior years ended December 31, 2005 and 2004.

	2005	2004

Net loss applicable to common stockholders — as reported	$(11,738,350)	$(15,330,299)
Add: Stock-based employee/ director compensation expense included in reported net loss under the intrinsic value method	—	33,868
Deduct: Total stock-based employee/director compensation expense under the fair value based method for all awards	(1,019,120)	(819,317)

Net loss pro forma	$(12,757,470)	$(16,115,748)

Basic and diluted net loss per share as reported	$(0.18)	$(0.31)
Basic and diluted net loss per share pro forma	$(0.20)	$(0.32)
Shares used in computing basic and diluted loss per share amounts	63,643,176	49,606,277

The Company accounts for stock options granted to non-employees in accordance with SFAS 123 and Emerging Issues Task Force (EITF) 96-18 — “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling, Goods Or Services,” and accordingly, recognizes as expense the estimated fair value of such options as calculated using the Black Scholes model. The fair value is re-measured at each reporting date during the service period and is amortized over the vesting period of each option or the recipient’s contractual arrangement, if shorter. No stock options were issued to non-employees during the year ended December 31, 2006 other than options granted to non-employee members of the Board of Directors for service as Board members.

In July 2006, pursuant to the 2006 Equity Incentive Plan, the Company granted cash-settled Stock Appreciation Rights (SARs) to certain employees. The SARs give the holder the right, upon exercise, to the difference between the price per share of our common stock at the time of exercise and the exercise price of the SAR. The exercise price of the SARs is equal to the market price of our common shares at the date of grant. The SARs will vest on the same schedule as our qualified options issued to employees, i.e., 25% on the first anniversary of the grant date and then 1/48th every month thereafter. The maximum contractual term for the SARs granted is ten years. We will recognize compensation expense for the SARs over the requisite service period which is typically the period over which the awards vest. Since the vesting schedule of the SARs is identical to the vesting schedule of options granted this period, our fair value calculation of the SARs issued using the Black Scholes model were based on the same assumptions used in calculating compensation expense for stock options granted this period. The fair value of the share-based compensation liability for the cost of the requisite service that has been rendered at the reporting date is

StemCells, Inc.

Notes to Consolidated Financial Statements — (Continued)

re-measured at each reporting date through the date of settlement. The following table presents the activity of the Company’s SARs awards for the year ended December 31, 2006 and 2005.

	2006		2005
		Weighted		Weighted
		Average Exercise		Average Exercise
	SARs	Price	SARs	Price

Outstanding at January 1	—	—	—	—
Granted	1,564,599	$2.00	—	—
Exercised	—	—	—	—
Canceled	—	—	—	—

Outstanding at September 30	1,564,599	$2.00	—	—

SARs exercisable at December 31	—	—	—	—

For the year ended December 31, 2006, the Company recorded approximately $294,000 as compensation expense related to SARs granted. At December 31, 2006, approximately $2,336,000 of unrecognized compensation expense related to SARs is expected to be recognized over a weighted average period of approximately 1.9 years. The resulting effect on net loss and net loss per share attributable to common stockholders is not likely to be representative of the effects in future periods, due to changes in the fair value calculation which is dependent on the stock price, volatility, interest and forfeiture rates, additional grants and subsequent periods of vesting.

Long-Lived Assets

The Company routinely evaluates the carrying value of its long-lived assets. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that assets may be impaired and the undiscounted cash flows estimated to be generated by the assets are less than the carrying amount of those assets. If an impairment exists, the charge to operations is measured as the excess of the carrying amount over the fair value of the assets. No such impairment was recognized during the years ended December 31, 2006, 2005 and 2004.

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

	Years Ended December 31,
	2006	2005	2004

Net loss	$(18,948,380)	$(11,738,350)	$(15,330,299)
Weighted average shares used in computing basic and diluted net loss per share amounts	74,611,196	63,643,176	49,606,277
Basic and diluted net loss per share	$(0.25)	$(0.18)	$(0.31)

The Company has excluded outstanding stock options and warrants from the calculation of diluted loss per common share because all such securities are anti-dilutive for all applicable periods presented. These outstanding securities consist of the following potential common shares:

	Years Ended December 31,
	2006	2005	2004

Outstanding options	8,501,503	6,608,109	6,682,201
Outstanding warrants	1,930,658	2,521,400	5,490,285

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). The only component of other comprehensive income (loss) is an unrealized gain of $3,187,978 related to our marketable securities.

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. While the Company’s analysis of the impact of this Interpretation is not yet complete, it does not anticipate that it will have a material impact on its consolidated financial statements at the time of adoption.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of FAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

StemCells, Inc.

Notes to Consolidated Financial Statements — (Continued)

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that the Company quantify misstatements based on their impact on each of its financial statements and related disclosures. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company’s adoption of this bulletin did not have a material impact on its consolidated financial statements.

Note 2.	ReNeuron License Agreement

In July 2005, the Company entered into a license and settlement agreement with ReNeuron Limited, a wholly owned subsidiary of ReNeuron Group plc, a publicly listed UK corporation (collectively referred to as “ReNeuron”). As part of the agreement, the Company granted ReNeuron a license that allows ReNeuron to exploit their “c-mycER” conditionally immortalized adult human neural stem cell technology for therapy and other purposes. In return for the license, StemCells received a 7.5% fully-diluted equity interest in ReNeuron, subject to certain anti-dilution provisions, and a cross-license to the exclusive use of ReNeuron’s technology for certain diseases and conditions, including lysosomal storage diseases, spinal cord injury, cerebral palsy and multiple sclerosis. The agreement also provides for full settlement of any potential claims that either StemCells or ReNeuron might have had against the other in connection with any putative infringement of certain of each party’s patent rights prior to the effective date of the agreement. The agreement is Exhibit 10.71 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. An amendment to the agreement was entered on April 3, 2006, a copy of which was attached as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. On June 29, 2006, ReNeuron issued additional shares of common stock, of which StemCells was entitled to 439,071 shares because of the anti-dilution provisions within the agreement and net of shares due to Neurospheres Ltd., an Alberta corporation from which StemCells has licensed some of the patent rights that are the subject of the agreement with ReNeuron. The Company recorded approximately $103,000 as other income for the additional shares. The fair market value of the Company’s holdings in ReNeuron common stock as of December 31, 2005 (8,835,766 shares) and December 31, 2006 (9,274,837 shares) was approximately $3,721,000 and $7,266,000 respectively. Changes in market value as a result of changes in market price per share or the exchange rate between the US dollar and the British pound are accounted for under “other comprehensive income (loss)” if deemed temporary, as in this case, and are not recorded as “other income or loss” until the shares are disposed of and a gain or loss realized. The unrealized gain as of December 31, 2006 is approximately $3,188,000. A decline in the fair value of securities that is deemed other than temporary would be charged to earnings. See also Note 15 “Subsequent Events”.

Note 3.	Property, Plant and Equipment, Net

Property, plant and equipment consist of the following:

	December 31,
	2006	2005

Building and improvements	$3,369,775	$3,359,417
Machinery and equipment	4,712,950	3,489,695
Furniture and fixtures	366,053	348,963

	8,448,778	7,198,075
Less accumulated depreciation and amortization	(4,852,628)	(3,915,487)

	$3,596,150	$3,282,588

Depreciation expense was approximately $944,000, $958,000, and $933,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

StemCells, Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 4.	Other Assets, Net

Other assets are as follows:

	December 31,
	2006	2005

Patents, net	$575,962	$631,764
License agreements, net	300,220	437,117
Security deposit — building lease	942,282	752,500
Restricted Cash-(Letter of Credit)	778,079	884,132

	$2,596,543	$2,705,513

At December 31, 2006 and 2005, accumulated amortization was approximately $1,816,000 and $1,715,000, respectively, for patents and license agreements. Amortization expense was approximately $101,000, $125,000 and $104,000 for the years ended December 31, 2006, 2005, and 2004, respectively. Over the next five years, the estimated aggregate annual amortization expense based on current balances for patents and license agreements is expected to be approximately $116,000.

Note 5.	Accrued Expenses and Other

Accrued expenses and other current liabilities are as follows:

	December 31,
	2006	2005

External services	$323,162	$404,875
Employee compensation	1,570,915	972,906
Other	159,825	105,519

	$2,053,902	$1,483,300

Note 6.	Leases

The Company has undertaken direct financing transactions with the State of Rhode Island and received proceeds from the issuance of industrial revenue bonds totaling $5,000,000 to finance the construction of its pilot manufacturing facility. The related leases are structured such that lease payments will fully fund all semiannual interest payments and annual principal payments through maturity in August 2014. Interest rates vary with the respective bonds’ maturities, ranging from 8.2% to 9.5%. The bonds contain certain restrictive covenants which limit, among other things, the payment of cash dividends and the sale of the related assets. The Company entered into a fifteen-year lease for a laboratory facility in Rhode Island in connection with a sale and leaseback arrangement in 1997. The lease has escalating rent payments and accordingly, the Company is recognizing rent expense on a straight-line basis. At December 31, 2006, the Company had $1,238,000 in deferred rent expense for this facility which is presented as part of the wind-down accrual.

As of February 1, 2001, the Company entered into a 5-year lease for 40,000 square feet of an approximately 68,000 square foot facility located in the Stanford Research Park in Palo Alto, CA. The facility includes space for animals, laboratories, offices, and a GMP (Good Manufacturing Practices) suite. GMP facilities can be used to manufacture materials for clinical trials. On December 19, 2002 the Company negotiated an amendment to the lease, which resulted in reducing the average annual rent over the remaining term of the lease from approximately $3.7 million to $2.0 million. As part of the amendment the Company issued a letter of credit on January 2, 2003 for $503,079, which was an addition to the letter of credit in the amount of $275,000 issued at commencement of the lease, to serve as a deposit for the duration of the lease. The Company negotiated an amendment to the lease

StemCells, Inc.

Notes to Consolidated Financial Statements — (Continued)

effective April 1, 2005, which extends the term of the lease through March 31, 2010, includes an immediate reduction in the rent per square foot, and provides for an expansion of the leased premises by approximately 28,000 additional square feet effective July 1, 2006. In addition, the Company has sublet some of the additional space for the period from April 1, 2005 through June 30, 2006. The average annual rent for the period commencing April 1, 2005 to March 31, 2010 will be approximately $2 million before subtenant income. The lease has escalating rent payments, which the Company is recognizing on a straight-line basis. At December 31, 2006, the Company had deferred rent liability for this facility of $960,000. At December 31, 2006 the Company has space-sharing agreements covering in total approximately 11,000 square feet of this facility. The Company receives the amount of base rent plus the proportionate share of the operating expenses that it pays for such space over the term of these agreements.

As of December 31, 2006, future minimum lease payments and sublease income under operating and capital leases are as follows:

	Bonds	Operating	Sublease
	Payable	Leases	Income

2007	$332,545	$3,165,162	$909,846
2008	244,531	3,469,017	407,389
2009	244,572	3,536,843	387,210
2010	242,560	1,767,304	97,508
2011	242,321	1,171,875	—
Thereafter	615,110	1,904,297	—

Total minimum lease payments	1,921,639	$15,014,498	$1,801,953

Less amounts representing interest	570,390

Present value of bonds payable payments	1,351,249
Less current maturities	205,833

Bonds payable, less current maturities	$1,145,416

Rent expense for the years ended December 31, 2006, 2005 and 2004, was $1,868,000, $1,611,000 and $1,109,000 respectively.

Note 7.	Grants

In September 2003 the Company was awarded a one year, $342,000 Small Business Innovation Research grant from the National Institute of Neurological Disease and Stroke (NINDS), to further its work in the treatment of spinal cord injuries. For this award, the Company has recognized approximately $143,000 and $93,000 as grant revenue for 2003 and 2004, respectively. The remaining $106,000 was reimbursed to a subcontractor.

In September 2004 the Company was awarded a Small Business Technology Transfer (STTR) grant for approximately $464,000 over one and one half years for studies in Alzheimer’s disease. The grant supports joint work with Dr. George A. Carlson of the McLaughlin Research Institute (MRI) in Great Falls, Montana. The Company received and recognized approximately $26,000, $186,000 and $38,000 as grant revenue for 2004, 2005 and 2006 respectively. The remainder was reimbursed to MRI.

Note 8.	Wind-down of Encapsulated Cell Technology Research and Development Program

In October 1999, the Company relocated to California from Rhode Island and established a wind down reserve for the estimated lease payments and operating costs of the Rhode Island facilities through an expected disposal date of June 30, 2000. The Company did not fully sublet the Rhode Island facilities in 2000. Even though the

StemCells, Inc.

Notes to Consolidated Financial Statements — (Continued)

Company intends to dispose of the facility at the earliest possible time, the Company’s management cannot determine with certainty a fixed date by which such disposal will occur. In light of this uncertainty, the Company periodically re-evaluates and adjusts the reserve. The Company considers various factors such as the Company’s lease payments through to the end of the lease, operating expenses, the current real estate market in Rhode Island, and estimated subtenant income based on actual and projected occupancy. At December 31, 2005 the reserve was approximately $6,098,000. In 2006, the company recorded $1,295,000 in operating expenses against the reserve. The Company re-valued the reserve to $5,970,000, $5,847,000, $5,647,000 and $5,512,000 at March 31, 2006, June 30, 2006, September 30, 2006, and December 31, 2006, respectively, by recording an additional $156,000, $175,000, $168,000 and $210,000 respectively as wind-down expenses. At December 31, 2006, the adjusted reserve was $5,512,000. Even though it is the intent of the Company to dispose of the facility at the earliest possible time, it cannot determine with certainty a fixed date by which such disposal will occur. In light of this uncertainty, based on estimates, the Company will periodically re-evaluate and adjust the reserve.

Wind-down reserve

	January to	April to	July to	October to	January to	January to
	March 31,	June 30,	September 30,	December 31,	December 31,	December 31,
	2006	2006	2006	2006	2006	2005

Accrued wind-down reserve at beginning of period	$6,098,000	5,970,000	5,847,000	5,647,000	$6,098,000	$4,350,000
Less actual expenses recorded against estimated reserve during the period	(284,000)	(298,000)	(368,000)	(345,000)	(1,295,000)	(1,079,000)
Additional expense recorded to revise estimated reserve at period-end	156,000	175,000	168,000	210,000	709,000	2,827,000

Revised reserve at period-end	5,970,000	5,847,000	5,647,000	5,512,000	5,512,000	6,098,000
Add deferred rent at period end	1,215,000	1,223,000	1,230,000	1,238,000	1,238,000	1,208,000

Total accrued wind-down expenses at period-end (current and non current portion)	$7,185,000	$7,070,000	$6,877,000	$6,750,000	$6,750,000	$7,306,000

Accrued wind-down expenses
Current portion	$1,182,000	$1,255,000	$950,000	$1,252,000	$1,252,000	$1,119,000

Non current portion	6,003,000	5,815,000	5,927,000	5,498,000	5,498,000	6,187,000

Total Accrued wind-down expenses	$7,185,000	$7,070,000	$6,877,000	$6,750,000	$6,750,000	$7,306,000

Note 9.	Consulting Arrangements

In September 1997, the Company entered into consulting arrangements with the principal scientific founders of StemCells California, Dr. Irving Weissman, Dr. Fred H. Gage and Dr. David Anderson and with Dr. Richard M. Rose, then President and CEO of StemCells California. To attract and retain Drs. Rose, Weissman, Gage and Anderson, and to expedite the progress of the Company’s stem cell program, the Company awarded these individuals options to acquire a total of approximately 1.6 million shares of the Company’s common stock, vesting

StemCells, Inc.

Notes to Consolidated Financial Statements — (Continued)

over a period of eight years and at an exercise price of $5.25 per share, the quoted market price at the grant date. Based on the fair value of these options and their respective vesting schedules, the Company recorded an expense of $0, $355,000 and $830,000 for the years 2006, 2005 and 2004, respectively. The fair value was determined using the Black Scholes method. As of December 31, 2005, these options have been fully vested and expensed.

Note 10.	Stockholders’ Equity

Sale of Common Stock

Listed below are key financing transactions entered into by the Company through the sale of its common stock during the last three years:

•	On April 6, 2006, the Company sold 11,750,820 shares of our common stock to a limited number of institutional investors at a price of $3.05 per share, for gross proceeds of approximately $35,840,000. The shares were offered as a registered direct offering under an effective shelf registration statement previously filed with the Securities and Exchange Commission. The Company received total proceeds, net of offering expenses and placement agency fees, of approximately $33,422,000. No warrants were issued as part of this financing transaction.

•	On June 16, 2004, the Company entered into an agreement with institutional and other accredited investors with respect to the private placement of approximately 13,160,000 shares of the Company’s common stock at a purchase price of $1.52 per share, for gross proceeds of approximately $20,000,000. Investors also received warrants exercisable for five years to purchase approximately 3,290,000 shares of the Company’s common stock at an exercise price of $1.90 per share. During the period October 2004 to December 2005, part of these warrants were exercised to purchase an aggregate of 1,459,342 shares of the Company’s common stock at $1.90 per share. The Company received proceeds of $2,772,750 on issuance of the shares. C.E. Unterberg, Towbin LLC (Unterberg) served as placement agent for the private placement. For acting as the Company’s placement agent, Unterberg received fees of approximately $1,200,000, expense reimbursement of approximately $25,000 and a five year warrant to purchase 526,400 shares of the Company’s common stock at an exercise price of $1.89 per share.

•	In October 2004, the Company entered into agreements with institutional investors with respect to the registered direct placement of 7,500,000 shares of its common stock at a purchase price of $3.00 per share, for gross proceeds of $22,500,000. Unterberg and Shoreline Pacific, LLC (Shoreline) served as placement agents for the transaction. For acting as the Company’s placement agent, Unterberg and Shoreline received fees totaling $1,350,000 and expense reimbursement of approximately $40,000.

Stock Issued For Technology Licenses

Under License Agreements with NeuroSpheres, Ltd., the Company obtained an exclusive patent license covering all uses of certain neural stem cell technology. The Company made up-front payments to NeuroSpheres of 65,000 shares of its common stock and $50,000, and will make additional cash payments when milestones are achieved. Effective in 2004, the Company began making annual $50,000 payments, creditable against certain royalties.

Pursuant to the terms of a license agreement with the California Institute of Technology (Cal Tech) and the Company’s acquisition of its wholly owned subsidiary, StemCells California, StemCells issued 14,513 shares of common stock to Cal Tech. The Company issued an additional 12,800 shares of common stock to Cal Tech with a market value of approximately $40,000 in May 2000, upon execution of an amendment adding four families of patent applications to the license agreement. In August 2002 the Company acquired an additional license from Cal Tech to a different technology, pursuant to which the Company issued 27,535 shares of its common stock with a market value of approximately $35,000. The Company also issued 9,535 shares(market value of approximately $15,000)and 3,848 shares (market value of approximately $10,000) of its common stock in 2004 and 2006

StemCells, Inc.

Notes to Consolidated Financial Statements — (Continued)

respectively to Cal Tech for the issuance and annual license fees of two patents covered under this additional license.

In December 2004, the Company made part payment of $2,833 in stock (1,816 shares) as part of an option agreement with the Board of Trustees of the Leland Stanford Junior University to acquire an exclusive license to an invention. The remainder of the option fee ($7,167) was paid in cash. The Company did not exercise this option but retains a non-exclusive license to the invention.

Stock Option Plans

The Company has adopted several stock plans that provide for the issuance of incentive and nonqualified stock options, various stock and performance awards and stock appreciation rights, at prices to be determined by the Board of Directors. In the case of incentive stock options, such price will not be less than the fair market value on the date of grant. Options granted to employees generally vest ratably over four years and are exercisable for ten years from the date of grant or within three months of termination. Prior to April, 2004, the Company sometimes paid its directors and some of its consultants in below-market options or in stock awards from its stock plans.

The Company has four active stock option plans that were authorized to award 14,000,000 shares in aggregate. 5,320,935 shares were available for grant from these four plans at December 31, 2006.”

The following table presents the combined activity of the Company’s stock option plans for the years ended December 31:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding at January 1	6,608,109	$3.02	6,682,201	$2.67	5,025,374	$2.91
Granted	2,818,684	2.38	1,075,481	4.75	1,932,772	1.92
Exercised	(369,214)	1.82	(423,989)	1.76	(152,673)	0.30
Canceled	(556,076)	2.82	(725,584)	3.11	(123,272)	3.49

Outstanding at December 31	8,501,503	$2.88	6,608,109	$3.02	6,682,201	$2.67

Options exercisable at December 31	4,862,717	$3.07	4,265,713	$3.03	3,687,243	$2.98

The aggregate intrinsic value of options exercised during the year ended December 31, 2006 was approximately $453,000. Cash received from stock option exercises during the year ended December 31, 2006 was approximately $548,000. The aggregate intrinsic value of the options outstanding as at December 31, 2006 was approximately $5,028,000.

StemCells, Inc.

Notes to Consolidated Financial Statements — (Continued)

The maximum contractual term for stock options is ten years. The following table presents weighted average price and life information about significant option groups outstanding at December 31, 2006:

	Options Outstanding at December 31, 2006				Options vested as at December 31, 2006				Options expected to vest after December 31, 2006
		Weighted				Weighted				Weighted
		Average				Average				Average
		Remaining	Weighted			Remaining	Weighted			Remaining	Weighted
Range of		Contractual	Average	Aggregate		Contractual	Average	Aggregate		Contractual	Average	Aggregate
Exercise	Number	Life	Exercise	Intrinsic	Number	Life	Exercise	Intrinsic	Number	Life	Exercise	Intrinsic
Prices	Outstanding	(years)	Price	Value	Exercisable	(years)	Price	Value	Exercisable	(years)	Price	Value

Less than $2.00	2,479,787	6.24	$1.16	$3,688,645	1,936,757	5.85	$1.06	$3,081,834	446,877	7.66	$1.53	$500,148
$2.00 - $3.99	3,637,611	8.10	$2.51	1,339,625	966,711	4.43	$2.80	109,381	2,221,054	9.43	$2.40	1,027,682
$4.00 - $5.99	2,384,105	3.43	$5.20	—	1,959,248	2.30	$5.17	—	360,504	8.67	$5.31	—

Total	8,501,503			$5,028,270	4,862,716			$3,191,215	3,028,435			$1,527,830

The weighted average fair value per share of options granted during 2006, 2005 and 2004 was $2.37, $3.75 and $1.64, respectively. The fair value of options at the date of grant were estimated using the Black Scholes model with the following weighted average assumptions:

	Options
	2006	2005	2004

Expected life (years)	6.25	5	5
Risk-free interest rate	4.72%	4.14%	3.60%
Expected volatility	109.0%	100.7%	111.6%
Expected dividend yield	0%	0%	0%

The Company has neither declared nor paid dividends on any share of its common stock and does not expect to do so in the foreseeable future.

Common Stock Reserved

The Company has the following shares of common stock reserved for the exercise of options, warrants and other contingent issuances of common stock, as of December 31, 2006:

Shares reserved for exercise of stock options	13,822,438
Shares reserved for warrants related to financing transactions	1,830,658
Shares reserved for compensation related to external services	100,000
Shares reserved for warrants related to previously converted 3% convertible preferred stock	514,072
Shares reserved for license agreements	96,152
Shelf reserve for possible future issuances of shares(1)	4,721,142

Total	21,084,462

(1)	On October 4, 2005, the Company filed a shelf registration statement providing for the sale of up to $100,000,000 of its common stock (see “Liquidity and Capital Resources” and Note 15 “Subsequent Events” for details of shares sold under this registration); no specific number of shares has been reserved for this purpose.

StemCells, Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 11.	Research Agreements

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

Under a November 1997 Research Funding and Option Agreement with The Scripps Research Institute (Scripps), StemCells funded certain research in the total amount of approximately $931,000 and issued 4,837 shares of the Company’s common stock and a stock option to purchase 9,674 shares of the Company’s Common Stock with an exercise price of $.01 per share upon the achievement of specified milestones. As a result of the agreement, StemCells acquired an exclusive license to certain inventions resulting from the sponsored research, subject to the payment of royalties and certain other amounts, including payments totaling $425,000 on the achievement of certain milestones. The Company has also entered Sponsored Research Agreements and License Agreements with Oregon Health & Science University (OHSU) under which it paid OHSU approximately $295,000, 4,838 shares of the Company’s common stock and issued an option to OHSU to purchase an additional 62,888 shares with an exercise price of $.01 per share. The option has vested as to 9,675 shares for which shares were issued on March 31, 2002; the remaining option was terminated and the Company issued 4,000 shares of its common stock, with a market value of approximately $3,900, to OHSU in January 2003, pursuant to an amendment to the license agreement.

In 2006, 2005 and 2004, the Company made research grants and gifts to support relevant research totaling approximately $25,000, $200,000 and $61,000 respectively to academic institutions.

Note 12.	Income Taxes

Deferred income taxes reflect net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2006	2005

Deferred tax assets:
Capitalized research and development costs	$25,058,000	$19,618,000
Net operating losses	41,015,000	39,894,000
Research and development credits	5,671,000	5,130,000
Accrued wind down cost	2,205,000	2,439,000
Stock-based compensation	180,000	—
Other	361,000	305,000

	74,490,000	67,386,000
Valuation allowance	(74,490,000)	(67,386,000)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $7,105,000, $5,027,000, and $1,974,000 during 2006, 2005, and 2004 respectively

StemCells, Inc.

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2006, the Company had the following:

•	Net operating loss carry forwards for federal income tax purposes of approximately $118,560,000 which expire in the years 2007 through 2026.

•	Federal research and development tax credits of approximately $4,624,000 which expire in the years 2007 through 2026.

•	Net operating loss carry forwards for state income tax purposes of approximately $11,747,000 which expire in the years 2009 through 2016.

•	State research and development tax credits of approximately $1,586,000 which do not expire.

The effective tax rate as a percentage of income before income taxes differs from the statutory federal income tax rate (when applied to income before income taxes) for the years ended December 31, as follows:

	2006	2005	2004

Statutory federal income tax (benefit) rate	(34)%	(34)%	(34)%
Increase (decrease) resulting from:
Expenses not deductible for taxes	4.5	2.4	1.9
Increase in valuation allowance	29.5	31.6	32.1

Effective tax (benefit) rate	0%	0%	0%

Note 13.	Employee Retirement Plan

The Company has a qualified defined contribution plan covering substantially all employees. Participants are allowed to contribute a fixed percentage of their total annual cash compensation to the plan (subject to the maximums defined by law) and the Company matches 50% of employee contributions, up to a maximum of 6% of the employee’s compensation, with the Company’s common stock. The related expense was $157,000, $111,000, and $78,000 for the years ended December 31, 2006, 2004 and 2003, respectively.

Note 14.	Quarterly Financial Information (unaudited)

	Quarter
Year ended December 31, 2006:	First	Second	Third	Fourth
	(In thousands, except per share data)

Total revenue	$42	$21	$18	$12
Operating expenses	4,525 (1)	4,775 (1)	5,581 (1)	6,583 (1)
Other income (expense)	291	765	699	668
Net loss	(4,193)	(3,989)	(4,863)	(5,903)
Basic and diluted (loss) per share	$(0.06)	$(0.05)	$(0.06)	$(0.08)
Year ended December 31, 2005:
Total revenue	$35	$37	$91	$43
Operating expenses	3,645 (1)	4,121 (1)	4,183 (1)	4,645 (1)
Other income (expense)	161	216	3,998 (2)	275
Net loss	(3,449)	(3,868)	(94)	(4,327)
Basic and diluted (loss) per share	$(0.06)	$(0.06)	$(0.00)	$(0.07)

(1)	Includes adjustment of wind-down accrual — see Note 8.

(2)	Includes income recognized on receipt of shares received from ReNeuron — see Note 2.

StemCells, Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 15.	Subsequent Events

On December 29, 2006, the Company entered into a sales agreement with Cantor Fitzgerald & Co. (“Cantor”) for the purpose of selling up to 10,000,000 shares of its common stock shares of the Company’s common stock in at-the-market offerings or negotiated transactions from time to time. Cantor will be paid compensation equal to 5.0% of the gross proceeds from the sales of common stock pursuant to the terms of the agreement. A copy of the agreement is attached as Exhibit 10.1 to our form 8-K dated December 29, 2006. In January 2007, the Company sold a total of 397,000 shares at an average price of $3.51 per share and received net proceeds of approximately $1,325,000 under this agreement.

In February 2007, the Company sold approximately 5,275,000 ordinary shares of ReNeuron for net proceeds of approximately $3.1 million. In February 2007, ReNeuron issued additional shares of common stock; as a consequence of the anti-dilution provisions. StemCells was entitled to approximately 823,000 shares net of approximately 10,000 shares to be transferred to Neurosphere. As of February 26, 2007, the Company owned approximately 4.8 million ordinary shares of ReNeuron.

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

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the fiscal year 2006, the Company periodically tested the design and operating effectiveness of its internal controls. Among other matters, the Company sought in its evaluation to determine whether there were any “significant deficiencies” or “material weakness” in its internal control over financial reporting, or whether it had identified any acts of fraud involving management or other employees.

Based on the above evaluation, the Company’s chief executive officer and chief financial officer have assessed that as of December 31, 2006, the Company’s internal controls over financial reporting were effective. Nonetheless, it is important to acknowledge that due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item is incorporated by reference from our Proxy Statement for the 2007 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference from Item 5 of this Annual Report on Form 10-K and our Proxy Statement for the 2007 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from our Proxy Statement for the 2007 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference from our Proxy Statement for the 2007 Annual Meeting of Shareholders.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from our Proxy Statement for the 2007 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) DOCUMENTS FILED AS PART OF THIS FORM 10-K.

(1) Financial Statements:

The financial statements filed as part of this Report are listed and indexed under Item 8 above.

(2) Financial Statement Schedules:

Schedules are not included herein because they are not applicable or the required information appears in the Financial Statements or Notes thereto.

(b) Exhibits.

EXHIBIT NO.	TITLE OR DESCRIPTION

3.1	Restated Certificate of Incorporation of the Registrant
3.2+	Amended and Restated By-Laws of the Registrant
4.1^^	Specimen Common Stock Certificate
4.2++	Form of Warrant Certificate issued to a certain purchaser of the Registrant’s Common Stock in April 1995
4.3X	Common Stock Purchase Warrant
4.4X	Callable Warrant
4.5XXX	Callable Warrant, dated June 21, 2001, issued to Millennium Partners, L.P.
4.6XXX	Common Stock Purchase Warrant, Class A, dated June 21, 2001, issued to Millennium Partners, L.P.

EXHIBIT NO.	TITLE OR DESCRIPTION

4.7{*}	Certificate of Designations of the Powers, Preferences and Relative, Participating, Optional and other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of 3% Cumulative Convertible Preferred Stock for StemCells, Inc.
4.8{*}	Warrant to Purchase Common Stock — Riverview Group, LLC
4.9XXXX	Warrant to Purchase Common Stock — Cantor Fitzgerald & Co.
4.10&&	Warrant to Purchase Common Stock — Riverview Group, LLC
10.1*	Form of at-will Employment Agreement between the Registrant and most of its employees
10.2*	Form of Agreement for Consulting Services between the Registrant and members of its Scientific Advisory Board
10.3*	Form of Nondisclosure Agreement between the Registrant and its Contractors
10.4*	1992 Equity Incentive Plan
10.5*	1992 Stock Option Plan for Non-Employee Directors
10.7+	Research Agreement dated as of March 16, 1994 between NeuroSpheres, Ltd. and Registrant
10.8+	Lease Agreement between the Registrant and Rhode Island Industrial Facilities Corporation, dated as of August 1, 1992
10.9+	First Amendment to Lease Agreement between Registrant and The Rhode Island Industrial Facilities Corporation dated as of September 15, 1994
10.10#	Lease Agreement dated as of November 21, 1997 by and between Hub RI Properties Trust, as Landlord, and CytoTherapeutics, Inc., as Tenant
10.11!!	CTI individual stockholders option agreement dated as of July 10, 1996 among the Company and the individuals listed therein
10.12!	Consulting Agreement dated as of September 25, 1997 between Dr. Irving Weissman and the Registrant
10.13!!!	StemCells, Inc. 1996 Stock Option Plan
10.14!!!	1997 StemCells Research Stock Option Plan (the “1997 Plan”)
10.15!!!	Form of Performance-Based Incentive Option Agreement issued under the 1997 Plan
10.16$**	License Agreement dated as of October 27, 1998 between The Scripps Research Institute and the Registrant
10.17$**	License Agreement dated as of October 27, 1998 between The Scripps Research Institute and the Registrant
10.18$**	License Agreement dated as of November 20, 1998 between The Scripps Research Institute and the Registrant
10.19++**	License Agreement dated as of June 1999 between The Scripps Research Institute and the Registrant
10.20++**	License Agreement dated as of June 1999 between The Scripps Research Institute and the Registrant
10.21XX	License Agreement, dated as of October 30, 2000, between the Registrant and NeuroSpheres Ltd.
10.22XX	Letter Agreement, dated January 2, 2001, between the Registrant and Martin McGlynn
10.23XX	Lease, dated February 1, 2001, between the Board of Trustees of Stanford University and the Registrant
10.24$$	$2001 Equity Incentive Plan
10.25&	Agreement, dated as of April 9, 2003, between the Registrant and Riverview Group, L.L.C.
10.26&&	Form of Registration Rights Agreement between the Registrant and Riverview Group, L.L.C.
10.27&&&	Securities Purchase Agreement, dated as of May 7, 2003, between the Registrant and Riverview Group, L.L.C.
10.28%	Securities Purchase Agreement dated as of December 9, 2003, between the Registrant and Riverview Group, L.L.C.

EXHIBIT NO.	TITLE OR DESCRIPTION

10.29^^^	Form of Securities Purchase Agreement dated as of June 16, 2004 between the Registrant and certain Purchasers parties thereto
10.30^^^	Form of Warrant
10.31^^^^	Amended and Restated 2004 Equity Incentive Plan of the Registrant
10.32§	License Agreement dated as of July 1, 2005 between the Registrant and ReNeuron Limited
10.33§§	Letter Agreement effective as of September 6, 2005, between the Registrant and Rodney K.B. Young
10.34§§	Consulting Agreement effective as of September 6, 2005 between the Registrant and Judi R. Lum
10.35^	Sales Agreement with Cantor Fitzgerald
10.35XX	Side Letter, dated March 17, 2001, between the Company and Oleh S. Hnatiuk regarding NeuroSpheres License Agreement, dated October 30, 2000
14.1%%	Code of Ethics
21X	Subsidiaries of the Registrant
23.1	Consent of Grant Thornton, LLP , Independent Registered Public Accounting Firm
31.1	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Martin McGlynn, Chief Executive Officer)
31.2	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rodney K.B. Young, Chief Financial Officer)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Martin McGlynn, Chief Executive Officer)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rodney K.B. Young, Chief Financial Officer)

!	Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and filed on November 14, 1997.

!!	Previously filed with the Commission as an Exhibit to and incorporated by reference to, the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

!!!	Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, the Registrant’s Registration Statement on Form S-8, File No. 333-37313.

$	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 1998 and filed on March 31, 1999.

$$	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s definitive proxy statement filed May 1, 2001.

%	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s current report on Form 8-K on December 10, 2003.

%%	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003

&	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s current report on Form 8-K on April 15, 2003.

&&	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s current report on Form 8-K on May 13, 2003.

&&&	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s current report on Form 8-K on May 15, 2003.

*	Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, Registration Statement on Form S-1, File No. 33-45739.

**	Confidential treatment requested as to certain portions. The term “confidential treatment” and the mark “**” as used throughout the indicated Exhibits mean that material has been omitted and separately filed with the Commission.

^	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s current report on Form 8-K on December 29, 2006.

^^	Previously filed with the Commission as an Exhibit to, and incorporated by reference to, the Registrant’s Registration Statement on Form S-3, File No. 333-117360.

^^^	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s current report on Form 8-K filed on June 17, 2004.

^^^^	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrants Registration Statement on Form S-8, File No. 333-118263.

{*}	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s current report on Form 8-K filed on December 7, 2001.

+	Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, the Registrant’s Registration Statement on Form S-1, File No. 33-85494.

++	Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, the Registrant’s Registration Statement on Form S-1, File No. 33-91228.

§	Previously filed with the Commission as an Exhibit to and incorporated herein by reference to, the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

§§	Previously filed with the Commission as an Exhibit to and incorporated herein by reference to, the Registrant’s current report on Form 8-K filed on September 7, 2005.

X	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s Registration Statement on Form S-1, File No. 333-45496.

XX	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and filed on April 2, 2001.

XXX	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s Registration Statement filed on Form S-1 as amended to Form S-3, File No. 333-61726.

XXXX	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s Registration Statement filed on Form S-3, File No. 333-75806.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEMCELLS, INC.

By:	/s/ MARTIN MCGLYNN
Martin McGlynn
PRESIDENT AND CHIEF EXECUTIVE OFFICER

Dated: March 9, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ MARTIN McGLYNN Martin McGlynn	President and Chief Executive Officer and Director (principal executive officer)	March 9, 2007

/s/ RODNEY K.B. YOUNG Rodney K.B. Young	Chief Financial Officer (principal financial officer)	March 9, 2007

/s/ GEORGE KOSHY George Koshy	Chief Accounting Officer (principal accounting officer)	March 9, 2007

/s/ ERIC BJERKHOLT Eric Bjerkholt	Director	March 7, 2007

/s/ RICARDO B. LEVY PH.D. Ricardo B. Levy, Ph.D.	Director	March 10, 2007

/s/ DESMOND H. O’CONNELL, JR. Desmond H. O’Connell, Jr.	Director	March 7, 2007

/s/ ROGER M. PERLMUTTER, M.D. Roger M. Perlmutter, M.D.	Director	March 7, 2007

/s/ JOHN J. SCHWARTZ, PH.D. John J. Schwartz, Ph.D.	Director, Chairman of the Board	March 9, 2007

/s/ IRVING L. WEISSMAN, M.D. Irving L. Weissman, M.D.	Director	March 12, 2007

EXHIBIT INDEX

EXHIBIT NO.	TITLE OR DESCRIPTION

3.1	Restated Certificate of Incorporation of the Registrant
3.2+	Amended and Restated By-Laws of the Registrant
4.1^^	Specimen Common Stock Certificate
4.2++	Form of Warrant Certificate issued to a certain purchaser of the Registrant’s Common Stock in April 1995
4.3X	Common Stock Purchase Warrant
4.4X	Callable Warrant
4.5XXX	Callable Warrant, dated June 21, 2001, issued to Millennium Partners, L.P.
4.6XXX	Common Stock Purchase Warrant, Class A, dated June 21, 2001, issued to Millennium Partners, L.P.
4.7{*}	Certificate of Designations of the Powers, Preferences and Relative, Participating, Optional and other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of 3% Cumulative Convertible Preferred Stock for StemCells, Inc.
4.8{*}	Warrant to Purchase Common Stock — Riverview Group, LLC
4.9XXXX	Warrant to Purchase Common Stock — Cantor Fitzgerald & Co.
4.10&&	Warrant to Purchase Common Stock — Riverview Group, LLC
10.1*	Form of at-will Employment Agreement between the Registrant and most of its employees
10.2*	Form of Agreement for Consulting Services between the Registrant and members of its Scientific Advisory Board
10.3*	Form of Nondisclosure Agreement between the Registrant and its Contractors
10.4*	1992 Equity Incentive Plan
10.5*	1992 Stock Option Plan for Non-Employee Directors
10.7+	Research Agreement dated as of March 16, 1994 between NeuroSpheres, Ltd. and Registrant
10.8+	Lease Agreement between the Registrant and Rhode Island Industrial Facilities Corporation, dated as of August 1, 1992
10.9+	First Amendment to Lease Agreement between Registrant and The Rhode Island Industrial Facilities Corporation dated as of September 15, 1994
10.10#	Lease Agreement dated as of November 21, 1997 by and between Hub RI Properties Trust, as Landlord, and CytoTherapeutics, Inc., as Tenant
10.11!!	CTI individual stockholders option agreement dated as of July 10, 1996 among the Company and the individuals listed therein
10.12!	Consulting Agreement dated as of September 25, 1997 between Dr. Irving Weissman and the Registrant
10.13!!!	StemCells, Inc. 1996 Stock Option Plan
10.14!!!	1997 StemCells Research Stock Option Plan (the “1997 Plan”)
10.15!!!	Form of Performance-Based Incentive Option Agreement issued under the 1997 Plan
10.16$**	License Agreement dated as of October 27, 1998 between The Scripps Research Institute and the Registrant
10.17$**	License Agreement dated as of October 27, 1998 between The Scripps Research Institute and the Registrant
10.18$**	License Agreement dated as of November 20, 1998 between The Scripps Research Institute and the Registrant
10.19++**	License Agreement dated as of June 1999 between The Scripps Research Institute and the Registrant
10.20++**	License Agreement dated as of June 1999 between The Scripps Research Institute and the Registrant
10.21XX	License Agreement, dated as of October 30, 2000, between the Registrant and NeuroSpheres Ltd.

EXHIBIT NO.	TITLE OR DESCRIPTION

10.22XX	Letter Agreement, dated January 2, 2001, between the Registrant and Martin McGlynn
10.23XX	Lease, dated February 1, 2001, between the Board of Trustees of Stanford University and the Registrant
10.24$$	2001 Equity Incentive Plan
10.25&	Agreement, dated as of April 9, 2003, between the Registrant and Riverview Group, L.L.C.
10.26&&	Form of Registration Rights Agreement between the Registrant and Riverview Group, L.L.C.
10.27&&&	Securities Purchase Agreement, dated as of May 7, 2003, between the Registrant and Riverview Group, L.L.C.
10.28%	Securities Purchase Agreement dated as of December 9, 2003, between the Registrant and Riverview Group, L.L.C.
10.29^^^	Form of Securities Purchase Agreement dated as of June 16, 2004 between the Registrant and certain Purchasers parties thereto
10.30^^^	Form of Warrant
10.31^^^^	Amended and Restated 2004 Equity Incentive Plan of the Registrant
10.32§	License Agreement dated as of July 1, 2005 between the Registrant and ReNeuron Limited
10.33§§	Letter Agreement effective as of September 6, 2005, between the Registrant and Rodney K.B. Young
10.34§§	Consulting Agreement effective as of September 6, 2005 between the Registrant and Judi R. Lum
10.35^	Sales Agreement with Cantor Fitzgerald
10.35XX	Side Letter dated March 17, 2001, between the Company and Oleh S. Hnatiuk regarding NeuroSpheres License Agreement dated October 30, 2000.
14.1%%	Code of Ethics
21X	Subsidiaries of the Registrant
23.1	Consent of Grant Thornton, LLP , Independent Registered Public Accounting Firm
31.1	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Martin McGlynn, Chief Executive Officer)
31.2	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rodney K.B. Young, Chief Financial Officer)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Martin McGlynn, Chief Executive Officer)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rodney K.B. Young, Chief Financial Officer)

!	Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and filed on November 14, 1997.

!!	Previously filed with the Commission as an Exhibit to and incorporated by reference to, the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

!!!	Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, the Registrant’s Registration Statement on Form S-8, File No. 333-37313.

$	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 1998 and filed on March 31, 1999.

$$	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s definitive proxy statement filed May 1, 2001.

%	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s current report on Form 8-K on December 10, 2003.

%%	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003

&	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s current report on Form 8-K on April 15, 2003.

&&	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s current report on Form 8-K on May 13, 2003.

&&&	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s current report on Form 8-K on May 15, 2003.

*	Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, Registration Statement on Form S-1, File No. 33-45739.

**	Confidential treatment requested as to certain portions. The term “confidential treatment” and the mark “**” as used throughout the indicated Exhibits mean that material has been omitted and separately filed with the Commission.

^	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s current report on Form 8-K on December 29, 2006.

^^	Previously filed with the Commission as an Exhibit to, and incorporated by reference to, the Registrant’s Registration Statement on Form S-3, File No. 333-117360.

^^^	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s current report on Form 8-K filed on June 17, 2004.

^^^^	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrants Registration Statement on Form S-8, File No. 333-118263.

{*}	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s current report on Form 8-K filed on December 7, 2001.

+	Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, the Registrant’s Registration Statement on Form S-1, File No. 33-85494.

++	Previously filed with the Commission as Exhibits to, and incorporated herein by reference to, the Registrant’s Registration Statement on Form S-1, File No. 33-91228.

§	Previously filed with the Commission as an Exhibit to and incorporated herein by reference to, the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

§§	Previously filed with the Commission as an Exhibit to and incorporated herein by reference to, the Registrant’s current report on Form 8-K filed on September 7, 2005.

X	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s Registration Statement on Form S-1, File No. 333-45496.

XX	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and filed on April 2, 2001.

XXX	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s Registration Statement filed on Form S-1 as amended to Form S-3, File No. 333-61726.

XXXX	Previously filed with the Commission as an Exhibit to, and incorporated herein by reference to, the Registrant’s Registration Statement filed on Form S-3, File No. 333-75806.