Form 10-Q
period 2007-03-31
STEMCELLS INC
filed 2007-05-07
CIK 883975

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended: March 31, 2007
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
Large accelerated filer ☐    Accelerated filer ☑    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At May 01, 2007, there were 80,044,569 shares of Common Stock, $.01 par value, issued and outstanding.

STEMCELLS, INC.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
STEMCELLS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$50,921,611	$551,795,529
Receivables	347,091	482,850
Other current assets	1,066,351	1,119,467
Marketable securities	—	4,132,646

Total current assets	52,335,053	57,530,492

Marketable securities	2,605,542	3,133,632
Property, plant and equipment, net	3,483,621	3,596,150
Other assets, net	2,567,498	2,596,543

Total assets	$60,991,714	$66,856,817

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$738,724	$620,765
Accrued expenses	1,699,671	2,053,902
Accrued wind-down expenses, current portion	1,362,856	1,252,483
Deferred revenue, current portion	16,826	16,826
Bonds payable, current portion	173,333	205,833

Total current liabilities	3,991,410	4,149,809

Bonds payable, less current maturities	1,112,916	1,145,416
Deposits and other long-term liabilities	466,211	547,392
Accrued wind-down expenses, non-current portion	5,235,846	5,497,774
Deferred rent	912,129	959,732
Deferred revenue, non-current portion	176,484	180,691

Total liabilities	11,894,996	12,480,814
Stockholders’ equity:
Common stock, $.01 par value; 125,000,000 shares authorized; 78,625,667 and 78,046,304 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	786,256	780,462
Additional paid in capital	257,486,314	255,299,508
Accumulated deficit	(209,511,697)	(204,891,945)
Accumulated other comprehensive income	335,845	3,187,978

Total stockholders’ equity	49,096,718	54,376,003

Total liabilities and stockholders’ equity	$60,991,714	$66,856,817

See accompanying notes to condensed consolidated financial statements.

STEMCELLS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	March 31,
	2007	2006
Revenue:
Revenue from grants	$—	$37,550
Revenue from licensing agreements	5,946	4,000

Total revenue	5,946	41,550
Operating expenses:
Research and development	4,019,138	2,691,881
General and administrative	2,264,548	1,677,324
Wind-down expenses	221,765	156,117

Total operating expenses	6,505,451	4,525,322

Loss from operations	(6,499,505)	(4,483,772)
Other income (expense):
License and settlement agreement, net	550,467	—
Realized gain on sale of marketable securities	717,621	—
Interest income	653,606	339,814
Interest expense	(33,317)	(38,593)
Other	(8,624)	(10,575)

Total other income (expense)	1,879,753	290,646

Net loss	($4,619,752)	($4,193,126)

Net loss per share basic and diluted	($0.06)	($0.06)
Weighted average shares used to compute net loss per share basic and diluted	78,566,195	65,443,062
See accompanying notes to condensed consolidated financial statements.

STEMCELLS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	($4,619,752)	($4,193,126)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	266,481	262,106
Stock-based compensation expense	701,253	459,197
Non-cash income from license and settlement agreement	(550,467)	—
Gain on sale of marketable securities	(717,621)	—
Changes in operating assets and liabilities:
Receivables	135,759	(148,108)
Other current assets	53,116	(173,141)
Accounts payable and accrued expenses	(236,271)	(460,772)
Accrued wind-down expenses	(151,555)	(121,083)
Deferred revenue	(4,207)	—
Deferred rent	(47,603)	111,862
Deposits and other long-term liabilities	(81,181)	—

Net cash used in operating activities	(5,252,048)	(4,263,065)

Cash flows from investing activities:
Proceeds from the sale of marketable securities	3,076,691	—
Purchase of property, plant and equipment	(124,906)	(211,531)

Net cash provided (used) by investing activities	2,951,785	(211,531)

Cash flows from financing activities:

Proceeds (expense) from issuance of common stock	1,290,437	(213,960)
Proceeds from the exercise of stock options	200,908	91,126
Proceeds from the exercise of warrants	—	994,896
Repayment of debt obligations	(65,000)	(62,500)

Net cash provided by financing activities	1,426,345	809,562

Decrease in cash and cash equivalents	(873,918)	(3,665,034)
Cash and cash equivalents, beginning of period	51,795,529	34,540,908

Cash and cash equivalents, end of period	$50,921,611	$30,875,874

Supplemental disclosure of cash flow information:

Interest paid	$33,317	$38,593
See accompanying notes to condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements
(Unaudited) March 31, 2007 and 2006
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
          The terms “StemCells”, the “Company”, “our”, “we” and “us” as used in this report refer to StemCells, Inc. The accompanying unaudited, condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Results of operations for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2007.
          The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required for complete financial statements in accordance with accounting principles generally accepted in the United States of America. For the complete financial statements, refer to the audited financial statements and footnotes thereto as of December 31, 2006, included on Form 10-K.
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
Use of Estimates
          The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates. Significant estimates include the following:
•	Accrued wind-down expenses (See Note 4).

•	The grant date fair value of share-based awards recognized as compensation expense in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004) “Share-Based Payment” (SFAS 123R). See “Stock-Based Compensation” below.
Marketable securities
     In accordance with Statement of Financial Accounting Standards (SFAS) No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” the Company has classified its investment in equity securities as available-for-sale marketable securities in the accompanying consolidated financial statements (See Note 2). The marketable securities are stated at fair market value, with unrealized gains and losses reported in other comprehensive income.

Management reviews securities with unrealized losses for other than temporary impairment. A decline in the fair value of securities that is deemed other than temporary is charged to earnings when so deemed.
Net Loss Per Share
          The Company has computed net loss per common share according to the SFAS No. 128 “Earnings Per Share,” which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities, and is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the impact of potentially dilutive securities and is computed using the weighted average of common and diluted equivalent stock options, warrants and convertible securities outstanding during the period. Stock options, warrants and convertible securities that are anti-dilutive are excluded from the calculation of diluted loss per common share.

	Three months ended
	March 31,
	2007	2006
Net loss applicable to common stockholders	($4,619,752)	($4,193,126)
Weighted average shares used in computing net loss per share applicable to common stockholders, basic and diluted.	78,566,195	65,443,062
Net loss per share applicable to common stockholders, basic and diluted.	($0.06)	($0.06)
          The Company has excluded outstanding stock options and warrants from the calculation of diluted loss per common share because all such securities are anti-dilutive for all applicable periods presented. These outstanding securities consist of the following potential common shares:

	Outstanding at March 31,
	2007	2006
Outstanding options	8,607,859	6,828,323
Outstanding warrants	1,930,658	1,995,000
Total	10,538,517	8,823,323
Comprehensive Income (Loss)
          The only component of other comprehensive income is unrealized gains and losses on available for sale securities (See Note 2). The following table summarizes the components of the Company’s comprehensive income for the three months ended March 31, 2007 and 2006.

As of March 31,	2007	2006
Net loss	($4,619,752)	($4,193,126)
Other comprehensive income (unrealized loss on marketable securities)	(2,852,133)	(1,300,327)
Comprehensive income (loss)	($7,471,885)	($5,493,453)
Stock-Based Compensation
     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R. SFAS 123R requires all share-based payments to employees, or to non-employee directors as compensation for service on the Board of Directors, to be recognized as compensation expense in the consolidated financial statements based on the fair values of such payments. The Company maintains shareholder approved stock-based compensation plans, pursuant to which it grants stock-based compensation to its employees, and to non-employee directors for Board service. These grants are primarily in the form of options that allow a grantee to purchase a fixed number of shares of the Company’s common stock at a fixed exercise price equal to the market price of the shares at the date of the grant (“qualified stock option grants”) with a contractual term of ten years. The options may vest on a single date or in tranches over a period of time, but normally they do not vest unless the grantee is still employed by or a director of the Company on the vesting date. The compensation expense for these grants will be recognized over the requisite service period which is typically the period over which the stock-based compensation awards vest. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107), which provides guidance on the implementation of SFAS 123R. The Company applied the principles of SAB 107 in conjunction with its adoption of SFAS 123R.
          The Company adopted SFAS 123R effective January 1, 2006, using the modified-prospective transition method. Under this transition method, compensation expense will be recognized based on the grant date fair value estimated in accordance with the provisions of SFAS 123R for all new grants effective January 1, 2006, and for options granted prior to but not vested as of December 31, 2005. In accordance with SFAS 123R, the Company recognized stock option related compensation expense of approximately $619,000 and $388,000 for the three-month periods ended March 31, 2007 and 2006 respectively. All options granted in the three-month period ended March 31, 2007 were qualified stock options and the related compensation expense was recognized on a straight line basis over the vesting period of each grant net of estimated forfeitures. The Company’s estimated forfeiture rates are based on its historical experience within separate groups of employees. The estimated fair value of the options granted during 2007 and prior years was calculated using a Black Scholes Merton option pricing model (Black Scholes model). The following summarizes the weighted average fair value per share of options granted during the period and assumptions used in the Black Scholes model to calculate the fair value:

	Three months ended March 31,
	2007	2006
Weighted average fair value per share of options granted	$2.16	$3.26
Assumptions:
Risk — free interest rate(1)	4.49%	4.72%
Volatility(2)	100.19%	119.5%
Dividend yield(3)	0%	0%
Expected term (years until exercise)(4)	6.25	6.25

(1)	The risk-free interest rate is based on U.S. Treasury debt securities with maturities close to the expected term of the option.

(2)	Expected volatility is based on historical volatility of the Company’s stock factoring in daily share price observations. In computing expected volatility, the length of the historical period used is equal to the length of the expected term of the option.

(3)	No cash dividends have been declared on the Company’s common stock since the Company’s inception, and the Company currently does not anticipate paying cash dividends over the expected term of the option.

(4)	The expected term is equal to the average of the contractual life of the stock option and its vesting period.

          At March 31, 2007, approximately $5,861,000 of unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of approximately 1.6 years. The resulting effect on net loss and net loss per share attributable to common stockholders is not likely to be representative of the effects in future periods, due to changes in forfeiture rates, additional grants and subsequent periods of vesting.
          The Company has four active stock option plans that were authorized to award 14,000,000 shares in aggregate. 5,011,256 shares were available for grant from these four plans at March 31, 2007.
          The following table summarizes information about stock option activity for the three months ended March 31, 2007:

			Weighted
			average
		Weighted	remaining
	Number of	average	contractual	Aggregate
	options	exercise price	term (years)	intrinsic value
Outstanding at December 31, 2006	8,501,503	$2.88	6.25	$5,028,270
Granted	420,000	$2.65	9.83	$25,200	(1)
Exercised	(169,187)	$1.19		$389,981
Forfeited	(144,457)	$3.88
Outstanding at March 31, 2007	8,607,859	$2.88	6.16	$4,181,124	(1)
Exercisable at March 31, 2007	4,845,859	$3.11	3.97	$2,772,202	(1)
Vested and expected to vest at March 31, 2007 (2)	7,949,963	$2.90	5.93	$3,937,853	(1)

(1)	The intrinsic values are calculated using the Company’s closing stock price of $2.52 on March 30, 2007.

(2)	These calculations include options already vested at March 31, 2007 and options expected to vest net of estimated forfeitures after March 31, 2007.
          A summary of the changes to the Company’s unvested options during the three-month period ended March 31, 2007 is presented below:

	Number of securities
	underlying unvested	Weighted average
Unvested Options	options	grant date fair value
Unvested options at December 31, 2006	3,598,784	$2.16
Granted this period	420,000	$2.16
Vested this period	(260,649)	$2.67
Forfeited this period	(36,135)	$2.20
Unvested options at March 31, 2007	3,722,000	$2.12

     The Company accounts for stock options granted to non-employees in accordance with SFAS 123 and Emerging Issues Task Force (EITF) 96-18 — “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling, Goods Or Services,” and accordingly, recognizes as expense the estimated fair value of such options as calculated using the Black Scholes model. The fair value is re-measured at each reporting date during the service period and is amortized over the vesting period of each option or the recipient’s contractual arrangement, if shorter. No stock options were issued to non-employees during the three month period ending March 31, 2007, other than options granted to non-employee members of the Board of Directors for service as Board members.
Stock Appreciation Rights
     In July 2006, the Company, pursuant to the 2006 Equity Incentive Plan, granted cash-settled Stock Appreciation Rights (SARs) to certain employees. The SARs give the holder the right, upon exercise, to the difference between the price per share of the Company’s common stock at the time of exercise and the exercise price of the SAR. The exercise price of the SARs is equal to the market price of the Company’s common shares at the date of grant. The SARs will vest on the same schedule as the Company’s qualified options issued to employees, i.e., 25% on the first anniversary of the grant date and then 1/48th every month thereafter. The Company will recognize compensation expense for the SARs over the requisite service period which is typically the period over which the awards vest. Compensation expense is based on the fair value of SARs which is calculated using the Black Scholes model. The share-based compensation liability for the cost of the requisite service that has been rendered to the reporting date is re-measured at each reporting date through the date of settlement. The following table presents the activity of the Company’s SARs awards for the three month periods ended March 31, 2007 and 2006.

	2007		2006
		Weighted		Weighted
		Average Exercise		Average Exercise
	SARs	Price	SARs	Price
Outstanding at January 1	1,564,599	$2.00	—	—
Granted			—	—
Exercised	—	—	—	—
Canceled	—	—	—	—

Outstanding at March 31	1,564,599	$2.00	—	—

SARs exercisable at March 31	—	—	—	—

          For the three-month period ended March 31, 2007 we recorded approximately $168,000 as compensation expense related to SARs granted. At March 31, 2007, approximately $2,187,000 of unrecognized compensation expense related to SARs is expected to be recognized over a weighted average period of approximately 1.75 years. The resulting effect on net loss and net loss per share attributable to common stockholders is not likely to be representative of the effects in future periods, due to changes in the fair value calculation which is dependent on the stock price, volatility, interest and forfeiture rates, additional grants and subsequent periods of vesting.
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
Recent Accounting Pronouncements
          In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on subsequent derecognition of tax positions, financial statement classification, recognition of interest and penalties, accounting in interim periods, and disclosure and transition requirements. The Company adopted the provisions of FIN 48 on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, “Accounting for Contingencies". As required by FIN 48, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. The amount of unrecognized tax benefits as of January 1, 2007 was zero. There have been no material changes in unrecognized tax benefits since January 1, 2007. As of January 1, 2007, due to the carry forward of unutilized net operating losses and research and development credits, the Company is subject to U.S. Federal income tax examinations for the tax years 1992 through 2006, and to state income tax examinations for the tax years 1999 through 2006. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expense. No amounts were accrued for the payment of interest and penalties at January 1, 2007. The Company’s adoption of FIN 48 did not have a material effect on the Company’s financial condition, results of operations or cash flows (See Note 7).
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
          In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159’s objectives are to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS159 will have on its condensed consolidated financial statements.
NOTE 2. RENEURON LICENSE AND SETTLEMENT AGREEMENT
          In July 2005, the Company entered into a license and settlement agreement with ReNeuron Limited, a wholly owned subsidiary of ReNeuron Group plc, a publicly listed UK corporation (collectively referred to as “ReNeuron”). As part of the agreement, the Company granted ReNeuron a license that allows ReNeuron to exploit their “c-mycER” conditionally immortalized adult human neural stem cell technology for therapy and other purposes. In return for the license, StemCells received a 7.5% fully-diluted equity interest in ReNeuron, subject to certain anti-dilution provisions, and a cross-license to the exclusive use of ReNeuron’s technology for certain diseases and conditions, including lysosomal storage diseases, spinal cord injury, cerebral palsy and multiple sclerosis. The agreement also provides for full settlement of any potential claims that either StemCells or ReNeuron might have had against the other in connection with any putative infringement of certain of each party’s patent rights prior to the effective date of the agreement. As of December 31, 2006, the Company held 9,274,837 shares of ReNeuron common stock with fair value of approximately $7,266,000. In February 2007, the Company sold approximately 5,275,000 ordinary shares of ReNeuron for net proceeds of approximately $3,077,000. The Company recorded approximately $718,000 as realized gain for this transaction. In February 2007, ReNeuron issued additional shares of common stock as a consequence of certain anti-dilution provisions in the agreement. StemCells was entitled to approximately 822,000 shares net of approximately 12,000 shares to be transferred to Neurospheres Ltd., (Neurosphere) an Alberta corporation from which StemCells has licensed some of the patent rights that are subject to the agreement with ReNeuron. The Company recorded approximately $550,000 as other income for the additional shares. As of March 31, 2007, the Company owned approximately 4,822,000 ordinary shares of ReNeuron with a fair market value of approximately $2,606,000
     Changes in market value as a result of changes in market price per share or the exchange rate between the US dollar and the British pound are accounted for under “other comprehensive income (loss)” if deemed temporary and are not recorded as “other income or loss” until the shares are disposed of and a gain or loss realized. The unrealized gain as of March 31, 2007 is approximately $336,000. A decline in the fair value of securities that is deemed other than temporary would be charged to operations.
NOTE 3. LEASES
          The Company had undertaken direct financing transactions with the State of Rhode Island and received proceeds from the issuance of industrial revenue bonds totaling $5,000,000 to finance the construction of a pilot manufacturing facility related to its former encapsulated cell technology. The related leases are structured such that lease payments will fully fund all semiannual interest payments and annual principal payments through maturity in August 2014. Interest rates vary with the respective bonds’ maturities, ranging currently from 8.2% to 9.5%. The outstanding principal at March 31, 2007 was approximately $1,286,000. The bonds contain certain restrictive covenants, which limit among other things, the payment of cash dividends and the sale of the related assets.
          The Company entered into a fifteen-year lease for a laboratory facility in Rhode Island in connection with a sale and leaseback arrangement in 1997. The lease has escalating rent payments and accordingly, the Company is recognizing rent expense on a straight-line basis. At December 31, 2006 and March 31, 2007, the Company had deferred rent liability for this facility of approximately $1,238,000 and $1,246,000 respectively; the deferred rent liability is presented as part of the wind-down accrual.
          Although the Company previously discontinued activities relating to encapsulated cell technology, the Company remains obligated under the leases for the pilot manufacturing facility and the laboratory facility. The Company has succeeded in subleasing the pilot manufacturing facility and part of the laboratory facility. The aggregate income received by the Company is significantly less than the Company’s aggregate obligations under the leases, and the Company’s continued receipt of rental income is dependent on the financial ability of the occupants to comply with their obligations under the subleases. The Company continues to seek to sublet the vacant portions of the Rhode Island facilities, to assign or sell its interests in all of these properties, or to otherwise arrange for the termination of its obligations under the lease obligations on these facilities. There can be no assurance, however, that the Company will be able to dispose of these properties in a reasonable time, if at all, or to terminate its lease obligations without the payment of substantial consideration
          As of February 1, 2001, the Company entered into a 5-year lease for 40,000 square feet of an approximately 68,000 square foot facility located in the Stanford Research Park in Palo Alto, CA. The facility includes space for animals, laboratories and offices. On December 19, 2002, the Company negotiated an amendment to the lease, which resulted in reducing the average annual rent over the remaining term of the lease from approximately $3.7 million to $2.0 million. As part of the amendment, the Company issued a letter of credit on January 2, 2003 for $503,079, which was an addition to the letter of credit in the amount of $275,000 issued at commencement of the lease, to serve as a deposit for the duration of the lease. The Company negotiated an amendment to the lease effective April 1, 2005, which extends the term of the lease through March 31, 2010, includes a reduction in the rent per square foot, and provides for an expansion of the leased premises by approximately 28,000 additional square feet. The average annual rent due from the Company under its lease for the period commencing April 1, 2005 to March 31, 2010 is approximately $2 million before subtenant income. The lease has escalating rent payments, which the Company is recognizing on a straight-line basis. At March 31, 2007, the Company had deferred rent liability for this facility of approximately $912,000. At March 31, 2007, the Company has a space-sharing agreement covering in total approximately 11,000 square feet of this facility. The Company receives the amount of base rent plus the proportionate share of the operating expenses that it pays for such space over the term of these agreements.
NOTE 4. RELOCATION TO CALIFORNIA FROM RHODE ISLAND
     In October 1999, the Company relocated to California from Rhode Island and established a wind down reserve for the estimated lease payments and operating costs of the Rhode Island facilities through an expected disposal date of June 30, 2000. The Company did not fully sublet the Rhode Island facilities in 2000. Even though the Company intends to dispose of the facility at the earliest possible time, the Company’s management cannot determine with certainty a fixed date by which such disposal will occur. In light of this uncertainty, the Company periodically re-evaluates and adjusts the reserve. The Company considers various factors such as the Company’s lease payments through to the end of the lease, operating expenses, the current real estate market in Rhode Island, and estimated subtenant income based on actual and projected occupancy. At December 31, 2006, the reserve was approximately $5,512,000. For the three-month period ended March 31, 2007, the Company incurred approximately $381,000 in operating expenses, which was recorded against the reserve. After evaluating the afore-mentioned factors, the Company re-valued the reserve to $5,353,000 at March 31, 2007 by recording an additional $222,000 as wind-down expenses.
Wind-down reserve

		January to
	January to	December 31,
	March 31, 2007	2006

Accrued wind-down reserve at beginning of period	$5,512,000	$6,098,000
Less actual expenses recorded against estimated reserve during the period	(381,000)	(1,295,000)
Additional expense recorded to revise estimated reserve at period-end	222,000	709,000

Revised reserve at period-end	5,353,000	5,512,000
Add deferred rent at period end (See Note 3)	1,246,000	1,238,000

Total accrued wind-down expenses at period-end (current and non current portion)	$6,599,000	$6,750,000

Accrued wind-down expenses
Current portion	$1,363,000	$1,252,000
Non current portion	5,236,000	5,498,000

Total Accrued wind-down expenses	$6,599,000	$6,750,000

NOTE 5. GRANTS
          In September 2004, the National Institutes of Health (NIH) awarded the Company a Small Business Technology Transfer grant of $464,000 for studies in Alzheimer’s disease, consisting of approximately $308,000 for the first year and approximately $156,000 for the remainder of the grant term, September 30, 2005 through March 31, 2006. The studies have been conducted by Dr. George A. Carlson of the McLaughlin Research Institute (MRI) in Great Falls, Montana, which will receive approximately $222,000 of the total award. The remaining $242,000 has been recognized by the Company as grant revenue as and when resources were expended for this study. For the three-month period ended March 31, 2006, the Company recognized approximately $38,000, after which; the

Company had drawn down in full its share of the grant. The Company had no grant revenue for the three-month period ended March 31, 2007.
NOTE 6. STOCKHOLDERS’ EQUITY
          On December 29, 2006, the Company filed a Prospectus Supplement announcing the entry of a sales agreement with Cantor Fitzgerald & Co. (Cantor) under which up to 10,000,000 shares may be sold from time to time under a shelf registration statement. For the three-month period ended March 31, 2007, the Company sold approximately 397,000 shares under this sales agreement at an average price of $3.51 per share and received net proceeds of approximately $1,325,000. Cantor is paid compensation equal to 5.0% of the gross proceeds pursuant to the terms of the agreement.
NOTE 7. INCOME TAXES
          At December 31, 2006, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $118,560,000 expiring in the years 2007 through 2026 and net operating loss carry forwards for state income tax purposes of approximately $11,747,000 which expire in the years 2009 through 2016. The Company did not provide for a tax benefit, because it is more likely than not, that any such benefit would not be realized.
NOTE 8. SUBSEQUENT EVENTS
          As part of the sales agreement with Cantor to sell up to 10,000,000 shares of the Company’s common stock in at-the-market offerings or negotiated transactions from time to time, in April 2007, the Company sold approximately 820,000 shares at an average price of $2.94 per share and received net proceeds of approximately $2,289,000.
          In April 2007, a warrant issued as part of a June 16, 2004 financing arrangement, was exercised to purchase an aggregate of 575,658 shares of the Company’s common stock at $1.90 per share. The Company issued 575,658 shares of its common stock and received proceeds of approximately $1,094,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          The following discussion of our financial condition and the results of our operations for the three-month periods ended March 31, 2007 and 2006 should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related footnotes thereto.
          This report contains forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act that involve substantial risks and uncertainties. Such statements include, without limitation, all statements as to expectation or belief and statements as to our future results of operations, the progress of our research, product development and clinical programs, the need for, and timing of, additional capital and capital expenditures, partnering prospects, costs of manufacture of products, the protection of and the need for additional intellectual property rights, effects of regulations, the need for additional facilities and potential market opportunities. Our actual results may vary materially from those contained in such forward-looking statements because of risks to which we are subject, including uncertainty as to whether the U.S. Food and Drug Administration (FDA) will permit us to proceed with clinical testing of proposed products despite the novel and unproven nature of our technology; the risk that our initial clinical trial could be substantially delayed beyond its expected dates or cause us to incur substantial unanticipated costs; uncertainties regarding our ability to obtain the capital resources needed to continue our current research and development operations and to conduct the research, preclinical development and clinical trials necessary for regulatory approvals; the uncertainty regarding our ability to obtain a corporate partner or partners if needed to support the development and commercialization of our cell-based therapeutics programs; the uncertainty regarding the outcome of the Company’s Phase I clinical trial in NCL and any other trials we may conduct in the future; the uncertainty regarding the validity and enforceability of our issued patents; the uncertainty whether any products that may be generated in our cell-based therapeutics programs will prove clinically effective and not cause tumors or other side effects; the uncertainty whether we will achieve revenues from product sales or become profitable; uncertainties regarding our obligations in regard to our former encapsulated cell therapy facilities in Rhode Island; obsolescence of our technology; competition from third parties; intellectual property rights of third parties and litigation and other risks to which we are subject. All forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth in Item 1A (Risk Factors) and elsewhere in our Form 10-K for the year ended December 31, 2006 and the risk factors set forth in Part II, Item 1A (Risk Factors) and elsewhere in this Form 10-Q.
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
Stock-Based Compensation
          In December 2004, FASB issued SFAS 123R “Share-Based Payment,” which is a revision of SFAS 123 "Accounting for Stock-Based Compensation” and amends SFAS No. 95 “Statement of Cash Flows.” SFAS 123R supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The new standard is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. We adopted SFAS 123R effective January 1, 2006. Adoption of the expensing requirements has increased our losses.
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
          Management forms its best estimate on a quarterly basis, after considering actual sublease activity, reports from our broker/realtor about current and predicted real estate market conditions in Rhode Island, the likelihood of new subleases in the foreseeable future for the specific facility and significant changes in the actual or projected operating expenses of the property. We discount the projected net outflow over the term of the leasehold to arrive at the present value, and adjust the reserve to that figure. The estimated vacancy rate for the facility is an important assumption in determining the reserve because changes in this assumption have the greatest effect on estimated sublease income. In addition, the vacancy rate estimate is the variable most subject to change, while at the same time it involves the greatest judgment and uncertainty due to the absence of highly predictive information concerning the future of the local economy and future demand for specialized laboratory and office space in that area. The average vacancy rate of the facility for years 2001 through 2006 was approximately 67%, varying from 49% to 80%. As of March 31, 2007, based on current information available to management, the vacancy rate is projected to be 91% for the remainder of 2007, and approximately 75% for 2008 and 70% from 2009 through the end of the lease. These estimates are based on actual occupancy in 2007, expiration of subleases in 2007 and 2008, predicted lead time for acquiring new subtenants, historical vacancy rates for the area and assessments by our broker/realtor of future real estate market conditions. If the assumed vacancy rate for 2008 to the end of the Lease had been five percentage points higher or lower at March 31, 2007, then the reserve would have increased or decreased by approximately $232,000. Similarly, a 5% increase or decrease in the operating expenses for the facility from 2007 would have increased or decreased the reserve by approximately $121,000, and a 5% increase or decrease in the assumed average rental charge per square foot would have increased or decreased the reserve by approximately $70,000. Management does not wait for specific events to change its estimate, but instead uses its best efforts to anticipate them on a quarterly basis.
          The wind-down reserve at the end of December 31, 2006 was $5,512,000. For the three -month period ended March 31, 2007 we recorded actual expenses against this reserve of approximately $381,000. Based on management’s evaluation of the factors mentioned, and particularly the projected vacancy rates described above, we adjusted the reserve to $5,353,000 by recording an additional $222,000 for the three-month period ended March 31, 2007.
Recent Accounting Pronouncements
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on subsequent derecognition of tax positions, financial statement classification, recognition of interest and penalties, accounting in interim periods, and disclosure and transition requirements. We adopted the provisions of FIN 48 on January 1, 2007. Previously, we had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, “Accounting for Contingencies". As required by FIN 48, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, we applied FIN 48 to all tax positions for which the statute of limitations remained open. The amount of unrecognized tax benefits as of January 1, 2007 was zero. There have been no material changes in unrecognized tax benefits since January 1, 2007. We are subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. As of January 1, 2007, due to the carry forward of unutilized net operating losses and research and development credits, the Company is subject to U.S. Federal income tax examinations for the tax years 1992 through 2006, and to state income tax examinations for the tax years 1999 through 2006. We recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expense. No amounts were accrued for the payment of interest and penalties at January 1, 2007. Our adoption of FIN 48 did not have a material effect on our financial condition, results of operations or cash flows (See Note 7).
     In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the requirements of SFAS 157; however, we do not believe that its adoption will have a material effect on our consolidated financial statements.
               In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159’s objectives are to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We are currently evaluating the potential impact, if any, that the adoption of SFAS159 will have on our condensed consolidated financial statements
RESULTS OF OPERATIONS
Three months ended March 31, 2007 and 2006
Revenue
     Revenue for the three-month period ended March 31, 2007, as compared with the same period in 2006, is summarized in the table below:

	2007	2006	Change from previous year
			$	%
Revenue:
Revenue from grants and licensing agreements	$5,946	$41,550	$(35,604)	(86%)

Total revenue	$5,946	$41,550	$(35,604)	(86%)
          For the three months ended March 31, 2007 and 2006, revenue from grants and licensing agreements totaled approximately $6,000 and $42,000 respectively. The decrease in revenue from 2006 to 2007 was primarily attributable to the completed draw down by March 31, 2006 of a September 2004 Small Business Technology Transfer grant for studies in Alzheimer’s disease. The grant of $464,000 for studies in Alzheimer’s disease consisted of approximately $308,000 for the first year and approximately $156,000 for the remainder of the grant term, March 31, 2005 through March 31, 2006.
Operating Expenses
          Operating expenses for the three-month period ended March 31, 2007, as compared with the same period in 2006, is summarized in the table below:

	2007	2006	Change from previous year
			$	%
Operating expenses:
Research and development	$4,019,138	$2,691,881	$1,327,257	49%
General and administrative	2,264,548	1,677,324	587,224	35%
Wind-down expenses	221,765	156,117	65,648	42%

Total operating expenses	$6,505,451	$4,525,322	$1,980,129	44%
          Research and development expenses totaled approximately $4,019,000 for the three months ended March 31, 2007, compared with approximately $2,692,000 for the same period in 2006. The increase of $1,327,000, or approximately 49%, from 2006 to 2007 was primarily attributable to expansion of our operations in cell processing and clinical development, which consisted of an increase in personnel costs of approximately $353,000 and an increase in external services and clinical study costs of approximately $747,000 with the remainder due to increases in supplies, rent and other operating expenses. At March 31, 2007, we had 36 full-time employees working in research and development and laboratory support services as compared to 33 at March 31, 2006.
          General and administrative expenses were approximately $2,265,000 for the three months ended March 31, 2007, compared with approximately $1,677,000 for the same period in 2006. The increase of $587,000, or approximately 35%, from 2006 to 2007 was primarily attributable to an increase in personnel costs of approximately $309,000, of which approximately $283,000 was attributable to an increase in stock based compensation expense for grant of stock options and stock appreciation rights. The increase was also attributable to an increase in external services of $271,000 primarily for legal and recruiting fees with the remainder due to a net increase in other operating expenses.
          In 1999, in connection with exiting our former research facility in Rhode Island, we created a reserve for the estimated lease payments and operating expenses related to it. The reserve has been re-evaluated and adjusted based on assumptions relevant to real estate market conditions and the estimated time until we could either fully sublease, assign or sell our remaining interests in the property. At December 31, 2006, the reserve was approximately $5,512,000. For the three months ended March 31, 2007, expenses of $381,000 net of subtenant income were recorded against this reserve (See Note 4). At March 31, 2007, we re-evaluated the estimate and adjusted the reserve to approximately $5,353,000 by recording an additional $222,000 as wind-down expenses. Wind-down expenses recorded against the reserve for the same period in 2006 were approximately $284,000 and additional expenses recorded to adjust the reserve were approximately $156,000. Expenses for this facility will fluctuate based on changes in tenant occupancy rates and other operating expenses related to the lease. Even though it is our intent to sublease, assign, sell or otherwise divest ourselves of our interests in the facility at the earliest possible time, we cannot determine with certainty a fixed date by which such events will occur. In light of this uncertainty, based on estimates, we will periodically re-evaluate and adjust the reserve, as necessary.
Other Income
          Other income for the three-month period ended March 31, 2007, as compared with the same period in 2006, is summarized in the table below:

	2007	2006	Change from previous year
			$	%
Other income (expense):
License and settlement agreement, net	$550,467	$—	$550,467	*
Realized gain on sale of marketable securities	717,621	—	717,621	*
Interest income	653,606	339,814	313,792	92%
Interest expense	(33,317)	(38,593)	5,276	(14)%
Other	(8,624)	(10,575)	1,951	(18)%

Total other income (expense)	$1,879,753	$290,646	$1,589,107	547%

*	Percentage change cannot be calculated

          Income under licenses and settlement agreement were for the value of additional shares received from ReNeuron (See Note 2). As a consequence of the anti-dilution provisions included in the agreement between StemCells and ReNeuron, StemCells was entitled to approximately 822,000 shares net of approximately 12,000 shares to be transferred to Neurosphere. The Company recorded approximately $550,000 as other income for the fair value of the additional shares received.
          Interest income for the three months ended March 31, 2007 and 2006 was approximately $654,000 and $340,000, respectively. The increase in interest income in 2007 was primarily attributable to a higher yield on a higher investment balance.
          Interest expense for the three months ended March 31, 2007 and 2006 was approximately $33,000 and $39,000 respectively. The decrease in interest expense in 2007 was attributable to lower outstanding debt and capital lease balances in 2007 compared to 2006. Other income (expense) comprises primarily of state franchise tax paid.
LIQUIDITY AND CAPITAL RESOURCES
          Since our inception, we have financed our operations through the sale of common and preferred stock, the issuance of long-term debt and capitalized lease obligations, revenues from collaborative agreements, research grants and interest income.
          We had cash and cash equivalents totaling $50,921,611 at March 31, 2007. Cash equivalents are invested in US Treasury debt securities with maturities of less than 90 days. The table below summarizes our cash flows for the respective three-month periods.

	2007	2006	Change from previous year
			$	%
Net cash used in operating activities	$(5,252,048)	$(4,263,065)	$(988,983)	23%
Net cash provided (used) by investing activities	2,951,785	(211,531)	3,163,316	(1,495)%
Net cash provided by financing activities	1,426,345	809,562	616,783	76%

Decrease in cash and cash equivalents	$(873,918)	$(3,665,034)	$2,791,116	(76)%

          The increase from 2006 to 2007 of approximately $989,000, or 23%, in cash used in operating activities was primarily attributable to the increase in personnel costs and external services due to the expansion of our cell manufacturing process and the costs incurred in our clinical study. The increase from 2006 to 2007 of approximately $3,163,000, or 1,495%, for cash provided by investing activities was primarily attributable to the sale of approximately 5,275,000 ordinary shares of ReNeuron (See Note 2) held as marketable securities for net proceeds of approximately $3,077,000
          The increase from 2006 to 2007 of approximately $617,000 for net cash provided by financing activities was primarily attributable to the sale of approximately 397,000 of our shares at an average price of $3.51 per share for net proceeds of approximately $1,325,000. These shares were sold under a sales agreement with Cantor (See Note 6).
Other financing arrangements in the previous three years include the following:
•	On April 6, 2006, we sold 11,750,820 shares of our common stock to a limited number of institutional investors at a price of $3.05 per share, for gross proceeds of approximately $35,840,000. The shares were offered as a registered direct offering under an effective shelf registration statement previously filed with and declared effective by the SEC. We received total proceeds, net of offering expenses and placement agency fees, of approximately $33,422,000. No warrants were issued as part of this financing transaction.

•	In 2005, an aggregate of 2,958,348 warrants were exercised. For the exercise of these warrants, we issued 2,842,625 shares of our common stock and received proceeds of approximately $5,939,000.

•	On October 26, 2004, we entered into an agreement with institutional investors with respect to the registered direct placement of 7,500,000 shares of our common stock at a purchase price of $3.00 per share, for gross proceeds of $22,500,000. C.E. Unterberg, Towbin LLC (Unterberg) and Shoreline Pacific, LLC (Shoreline) served as placement agents for the transaction. We sold these shares under a shelf registration statement previously filed with and declared effective by the SEC. For acting as our placement agent Unterberg and Shoreline received fees of approximately $1,350,000 and expense reimbursement of approximately $40,000. No warrants were issued as part of this financing transaction.

•	On June 16, 2004, we entered into a definitive agreement with institutional and other accredited investors with respect to the private placement of approximately 13,160,000 shares of our common stock at a purchase price of $1.52 per share, for gross proceeds of approximately $20,000,000. Investors also received warrants exercisable for five years to purchase approximately 3,290,000 shares of common stock at an exercise price of $1.90 per share. Unterberg served as placement agent for the transaction. For acting as our placement agent, Unterberg received fees totaling $1,200,192, expense reimbursement of approximately $25,000 and a five year warrant to purchase 526,400 shares of our common stock at an exercise price of $1.89 per share.
Future Contractual Cash Obligations
          We continue to have outstanding obligations in regard to our former facilities in Lincoln, Rhode Island, and expect to pay in 2007, based on past experience and current assumptions, approximately $1,300,000 in lease payments and other operating expenses net of sub-tenant income. We have subleased a portion of these facilities and are actively seeking to sublease, assign or sell our remaining interests in these facilities. Failure to do so within a reasonable period of time will have a material adverse effect on our liquidity and capital resources.
          The following table summarizes our future contractual cash obligations (including both Rhode Island and California leases, but excluding interest income and sub-lease income):

		Payable
		April to					Payable in
		December	Payable in	Payable in	Payable in	Payable in	2012 and
	Total	2007	2008	2009	2010	2011	beyond

Capital lease payments	$1,822,584	$233,490	$244,531	$244,572	$242,560	$242,321	$615,110
Operating lease payments	14,235,770	2,386,434	3,469,017	3,536,843	1,767,304	1,171,875	1,904,297

Total contractual cash obligations	$16,058,354	$2,619,924	$3,713,548	$3,781,415	$2,009,864	$1,414,196	$2,519,407

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
     We intend to pursue opportunities to obtain additional financing in the future through equity and debt financings, grants and collaborative research arrangements. We have a shelf registration statement which, as of April 30, 2007, covered shares of our common stock up to a value of approximately $61million that could be available for financings. On December 29, 2006, we filed a Prospectus Supplement announcing the entry of a sales agreement with Cantor Fitzgerald & Co. under which up to 10,000,000 shares may be sold from time to time under the shelf registration statement. As of April 30, 2007, we sold 1,217,000 of these shares for gross proceeds of approximately $3,805,000. The source, timing and availability of any future financing will depend principally upon market conditions, interest rates and, more specifically, on our progress in our exploratory, preclinical and future clinical development programs. Funding may not be available when needed—at all, or on terms acceptable to us. Lack of necessary funds may require us to delay, scale back or eliminate some or all of our research and product development programs, planned clinical trials, and/or our capital expenditures, or to license our potential products or technologies to third parties.
          With the exception of operating leases for facilities, we have not entered into any off-balance sheet financial arrangements and have not established any special purpose entities. We have not guaranteed any debts or commitments of other entities or entered into any options on non-financial assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     In July 2005, the Company entered into a license and settlement agreement with ReNeuron Limited, a wholly owned subsidiary of ReNeuron Group plc, a publicly listed UK corporation (collectively referred to as “ReNeuron”). As part of the agreement, the Company granted ReNeuron a license that allows ReNeuron to exploit their “c-mycER” conditionally immortalized adult human neural stem cell technology for therapy and other purposes. In return for the license, StemCells received a 7.5% fully-diluted equity interest in ReNeuron, subject to certain anti-dilution provisions, and a cross-license to the exclusive use of ReNeuron’s technology for certain diseases and conditions, including lysosomal storage diseases, spinal cord injury, cerebral palsy and multiple sclerosis. The agreement also provides for full settlement of any potential claims that either StemCells or ReNeuron might have had against the other in connection with any putative infringement of certain of each party’s patent rights prior to the effective date of the agreement. The agreement is Exhibit 10.71 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. An amendment to the agreement was entered on April 3, 2006, a copy of which was attached as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. As of December 31, 2006, the Company held 9,274,837 shares of ReNeuron common stock with fair value of approximately $7,266,000. In February 2007, the Company sold approximately 5,275,000 ordinary shares of ReNeuron for net proceeds of approximately $3,077,000. The Company recorded approximately $718,000 as realized gain for this transaction. In February 2007, ReNeuron issued additional shares of common stock as a consequence of certain anti-dilution provisions in the agreement. StemCells was entitled to approximately 822,000 shares net of approximately 12,000 shares to be transferred to Neurosphere. The Company recorded approximately $550,000 as other income for the fair value of the additional shares received. As of March 31, 2007, the Company owned approximately 4,822,000 ordinary shares of ReNeuron with a fair market value of approximately $2,606,000.
     Changes in market value as a result of changes in market price per share or the exchange rate between the US dollar and the British pound are accounted for under “other comprehensive income (loss)” if deemed temporary and are not recorded as “other income or loss” until the shares are disposed of and a gain or loss realized. The unrealized gain as of March 31, 2007 is approximately $336,000. A decline in the fair value of securities that is deemed other than temporary would be charged to earnings.

Expected
				Share price at	Exchange Rate at	Market Value in	Future
Company/Stock			No. of Shares at	March 31, 2007	March 31, 2007	USD at March	Cash
Symbol	Exchange	Associated Risks	March 31, 2007	in GBP (£)	1 GBP = USD	31, 2007	Flows
ReNeuron Group	AIM (AIM is the	- Lower share price
plc/RENE	London Stock	- Foreign currency
	Exchange’s	translation
	Alternative	- Liquidity
	Investment Market)	- Bankruptcy	4,821,924	0.2745	1.9685	$2,605,542	(1)

(1)	It is our intention to liquidate this investment when we can do so at prices acceptable to us. Although we are not legally restricted from selling the stock, the share price is subject to change and the volume traded has often been very small since the stock was listed on the AIM on August 12, 2005. The performance of ReNeuron Group plc stock since its listing does not predict its future value.
          Other than the above, no significant changes have occurred in our quantitative and qualitative information about market risks disclosed in our Annual Report on Form 10-K for the fiscal year ending December 31, 2006.
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
ITEM 1A. RISK FACTORS
          There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ending December 31, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          None.
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

STEMCELLS, INC. (name of Registrant)
May 3, 2007	/s/ Rodney K. B. Young
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