Form 10-Q
period 2007-06-30
STEMCELLS INC
filed 2007-07-30
CIK 883975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended: June 30, 2007
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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At July 24, 2007, there were 80,068,593 shares of Common Stock, $.01 par value, issued and outstanding.

STEMCELLS, INC.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
STEMCELLS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$49,182,102	$51,795,529
Receivables	370,117	482,850
Other current assets	1,193,709	1,119,467
Marketable securities	—	4,132,646

Total current assets	50,745,928	57,530,492

Marketable securities	2,273,443	3,133,632
Property, plant and equipment, net	3,422,746	3,596,150
Other assets, net	2,568,343	2,596,543

Total assets	$59,010,460	$66,856,817

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$699,184	$620,765
Accrued expenses	1,710,243	2,053,902
Accrued wind-down expenses, current portion	1,052,826	1,252,483
Deferred revenue, current portion	16,826	16,826
Capital lease obligations, current portion	17,005	—
Bonds payable, current portion	140,833	205,833

Total current liabilities	3,636,917	4,149,809

Capital lease obligations, non-current portion	34,100	—
Bonds payable, non-current portion	1,080,416	1,145,416
Deposits and other long-term liabilities	466,211	547,392
Accrued wind-down expenses, non-current portion	5,345,340	5,497,774
Deferred rent	850,598	959,732
Deferred revenue, non-current portion	172,278	180,691

Total liabilities	11,585,860	12,480,814
Stockholders’ equity:
Common stock, $.01 par value; 125,000,000 shares authorized; 80,051,767 and 78,046,304 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	800,517	780,462
Additional paid in capital	261,556,025	255,299,508
Accumulated deficit	(214,935,687)	(204,891,945)
Accumulated other comprehensive income	3,745	3,187,978

Total stockholders’ equity	47,424,600	54,376,003

Total liabilities and stockholders’ equity	$59,010,460	$66,856,817

     See accompanying notes to condensed consolidated financial statements .

STEMCELLS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenue:
Revenue from grants	$—	$—	$—	$37,550
Revenue from licensing agreements	7,840	20,535	13,786	24,535

Total revenue	7.840	20,535	13,786	62,085
Operating expenses:
Research and development	4,498,204	3,187,513	8,517,342	5,879,394
General and administrative	1,408,657	1,412,513	3,673,205	3,089,837
Wind-down expenses	134,045	174,901	355,810	331,018

Total operating expenses	6,040,906	4,774,927	12,546,357	9,300,249

Loss from operations	(6,033,066)	(4,754,392)	(12,532,571)	(9,238,164)
Other income (expense):
License and settlement agreement, net	—	103,359	550,467	103,359
Realized gain on sale of marketable securities	—	—	717,621	—
Interest income	655,531	703,551	1,309,137	1,043,365
Interest expense	(34,055)	(38,505)	(67,372)	(77,098)
Other	(12,400)	(3,372)	(21,024)	(13,947)

Total other income (expense)	609,076	765,033	2,488,829	1,055,679

Net loss	($5,423,990)	($3,989,359)	($10,043,742)	($8,182,485)

Net loss per share basic and diluted	($0.07)	($0.05)	($0.13)	($0.11)
Weighted average shares used to compute net loss per share basic and diluted	79,787,273	77,105,128	79,180,107	71,306,311
     See accompanying notes to condensed consolidated financial statements.

STEMCELLS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended
	June 30,
	2007	2006
Cash flows from operating activities:

Net loss	($10,043,742)	($8,182,485)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	568,532	528,755
Stock-based compensation expense	1,415,173	1,040,263
Loss on disposal of fixed assets	—	1,197
Non-cash income from license and settlement agreement	(550,467)	(103,359)
Gain on sale of marketable securities	(717,621)	—
Changes in operating assets and liabilities:
Receivables	112,733	(361,935)
Other current assets	(74,242)	(803,084)
Other assets	—	106,271
Accounts payable and accrued expenses	(265,240)	(58,665)
Accrued wind-down expenses	(352,091)	(236,486)
Deferred revenue	(8,413)	—
Deferred rent	(109,134)	200,942
Deposits and other long-term liabilities	(81,181)	—

Net cash used in operating activities	(10,105,693)	(7,868,586)

Cash flows from investing activities:

Proceeds from the sale of marketable securities	3,076,691	—
Purchase of property, plant and equipment	(307,554)	(1,111,357)
Acquisition of other assets	(49,375)	(68,375)

Net cash provided by (used in) investing activities	2,719,762	(1,179,732)

Cash flows from financing activities:

Proceeds from issuance of common stock	3,547,376	33,421,534
Proceeds from the exercise of stock options	210,273	123,186
Proceeds from the exercise of warrants	1,093,750	994,896
Proceeds of capital lease obligations	51,105	—
Repayment of debt obligations	(130,000)	(125,000)

Net cash provided by financing activities	4,772,504	34,414,616

Increase (decrease) in cash and cash equivalents	(2,613,427)	25,366,298
Cash and cash equivalents, beginning of period	51,795,529	34,540,908

Cash and cash equivalents, end of period	$49,182,102	$59,907,206

Supplemental disclosure of cash flow information:
Interest paid	$67,372	$91,756
Stock issued for licensing agreements	$10,000 (1)	—

(1)	Under terms of a license agreement with the California Institute of Technology (Cal Tech), annual fees of $5,000 were due on each of two patents to which StemCells holds a license from Cal Tech, payable in cash or stock at the Company’s choice. The Company elected to pay the fees in stock and issued 3,865 unregistered shares to Cal Tech.
See accompanying notes to condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2007 and 2006
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     The terms “StemCells,” the “Company,” “our,” “we” and “us” as used in this report refer to StemCells, Inc. The accompanying unaudited, condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2007.
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
     The Company has incurred significant operating losses and negative cash flows since inception. It has not achieved profitability and may not be able to realize sufficient revenues to achieve or sustain profitability in the future. The Company has limited capital resources and will need to raise additional capital from time to time to sustain its product development efforts, acquisition of technologies and intellectual property rights, preclinical and clinical testing of anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities, general and administrative expenses and other working capital requirements. To fund its operations, the Company relies on cash balances, proceeds from equity and debt offerings, proceeds from the transfer or sale of intellectual property rights, equipment, facilities or investments, and on government grants and collaborative arrangements. The Company cannot be certain that such funding will be available when needed. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
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

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net loss	($5,423,990)	($3,989,359)	($10,043,742)	($8,182,485)

Weighted average shares used in computing net loss per share, basic and diluted.	79,787,273	77,105,128	79,180,107	71,306,311
Net loss per share, basic and diluted.	($0.07)	($0.05)	($0.13)	($0.11)
     The Company has excluded outstanding stock options and warrants from the calculation of diluted loss per common share because all such securities are anti-dilutive for all applicable periods presented. These outstanding securities consist of the following potential common shares:

	Outstanding at June 30,
	2007	2006
Outstanding options	9,037,194	7,048,220
Outstanding warrants	1,355,000	1,930,658
Total	10,392,194	8,978,878
Comprehensive Income (Loss)
     The only component of other comprehensive income is unrealized gains and losses on available for sale securities (See Note 2). The following table summarizes the components of the Company’s comprehensive income for the three and six months ended June 30, 2007 and 2006.

	Three months ended June 30,		Six months ended June 30,
As of June 30,	2007	2006	2007	2006
Net loss	($5,423,990)	($3,989,359)	($10,043,742)	($8,182,485)
Other comprehensive loss (unrealized loss on marketable securities)	(332,099)	(422,939)	(3,184,232)	(1,723,266)
Comprehensive income (loss)	($5,756,089)	($4,412,298)	($13,227,974)	($9,905,751)
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
     The Company adopted SFAS 123R effective January 1, 2006, using the modified-prospective transition method. Under this transition method, compensation expense will be recognized based on the grant date fair value estimated in accordance with the provisions of SFAS 123R for all new grants effective January 1, 2006, and for options granted prior to but not vested as of December 31, 2005. The following table summarizes the stock option related compensation expense recognized by the company in accordance with SFAS 123R, for the three and six month period in 2007 and 2006:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Compensation expense for stock options granted	$644,000	$519,000	$1,262,000	$908,000
     The stock option related compensation expense was recognized on a straight line basis over the vesting period of each grant net of estimated forfeitures. The Company’s estimated forfeiture rates are based on its historical experience within separate groups of employees. The estimated fair value of the options granted during 2007 and prior years was calculated using a Black Scholes Merton option pricing model (Black Scholes model). The following summarizes the weighted average fair value per share of options granted during the period and assumptions used in the Black Scholes model to calculate the fair value:

	Three months ended
	June 30,
	2007	2006
Weighted average fair value per share of options granted	$2.01	$2.43
Assumptions:
Risk – free interest rate(1)	4.68%	5.08%
Volatility(2)	98.17%	110.76%
Dividend yield(3)	0%	0%
Expected term (years until exercise)(4)	6.25	6.25

(1)	The risk-free interest rate is based on U.S. Treasury debt securities with maturities close to the expected term of the option.

(2)	Expected volatility is based on historical volatility of the Company’s stock factoring in daily share price observations. In computing expected volatility, the length of the historical period used is equal to the length of the expected term of the option.

(3)	No cash dividends have been declared on the Company’s common stock since the Company’s inception, and the Company currently does not anticipate paying cash dividends over the expected term of the option.

(4)	The expected term is equal to the average of the contractual life of the stock option and its vesting period.
     At June 30, 2007, approximately $5,905,000 of unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of approximately 1.4 years. The resulting effect on net loss and net loss per share attributable to common stockholders is not likely to be representative of the effects in future periods, due to changes in forfeiture rates, additional grants and subsequent periods of vesting.
     The Company has four active stock option plans that were authorized to award 14,000,000 shares in aggregate. A total of 4,555,344 shares were available for grant from these four plans at June 30, 2007.
     The following table summarizes information about stock option activity for the three months ended June 30, 2007:

			Weighted
			average
		Weighted	remaining
	Number of	average	contractual	Aggregate
	options	exercise price	term years)	intrinsic value
Outstanding at March 31, 2007	8,607,859	$2.88	6.16	$4,181,124
Granted	459,500	$2.48	9.88	$—	(1)
Exercised	(5,999)	$1.56		$6,719
Forfeited	(24,166)	$3.19
Outstanding at June 30, 2007	9,037,194	$2.86	6.10	$3,211,096	(1)
Exercisable at June 30, 2007	5,095,220	$3.10	3.94	$2,392,703	(1)
Vested and expected to vest at June 30, 2007 (2)	8,377,155	$2.88	5.95	$3,104,360	(1)

(1)	The intrinsic values are calculated using the Company’s closing stock price of $ 2.31 on June 30, 2007.

(2)	These calculations include options already vested at June 30, 2007 and options expected to vest net of estimated forfeitures after June 30, 2007.
     A summary of the changes to the Company’s unvested options during the three-month period ended June 30, 2007 is presented below:

	Number of securities
	underlying unvested	Weighted average
Unvested Options	options	grant date fair value
Unvested options at March 31, 2007	3,722,000	$2.12
Granted this period	459,500	$2.01
Vested this period	(219,526)	$2.45
Forfeited this period	(20,000)	$2.34
Unvested options at June 30, 2007	3,941,974	$2.09
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
Stock Appreciation Rights
     In July 2006, the Company, pursuant to the 2006 Equity Incentive Plan, granted cash-settled Stock Appreciation Rights (SARs) to certain employees. The SARs give the holder the right, upon exercise, to the difference between the price per share of the Company’s common stock at the time of exercise and the exercise price of the SAR. The exercise price of the SARs is equal to the market price of the Company’s common shares at the date of grant. The SARs vest on the same schedule as the Company’s qualified options issued to employees, i.e., 25% on the first anniversary of the grant date and then 1/48th every month thereafter. The Company recognizes compensation expense for the SARs over the requisite service period which is typically the period over which the awards vest. Compensation expense is based on the fair value of SARs which is calculated using the Black Scholes model. The share-based compensation liability for the cost of the requisite service that has been rendered to the reporting date is re-measured at each reporting date through the date of settlement. The following table presents the activity of the Company’s SARs awards for the six month periods ended June 30, 2007 and 2006.

	2007		2006
		Weighted		Weighted
		Average Exercise		Average Exercise
	SARs	Price	SARs	Price
Outstanding at January 1	1,564,599	$2.00	—	—
Granted			—	—
Exercised	—	—	—	—
Canceled	—	—	—	—

Outstanding at June 30	1,564,599	$2.00	—	—

SARs exercisable at June 30	—	—	—	—

     For the three-month period ended June 30, 2007, we recorded approximately $55,000 as compensation expense related to SARs granted. At June 30, 2007, approximately $1,654,000 of unrecognized compensation expense related to SARs is expected to be recognized over a weighted average period of approximately 1.65 years. The resulting effect on net loss and net loss per share attributable to common stockholders is not likely to be representative of the effects in future periods, due to changes in the fair value calculation which is dependent on the stock price, volatility, interest and forfeiture rates, additional grants and subsequent periods of vesting.
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
Recent Accounting Pronouncements
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on subsequent derecognition of tax positions, financial statement classification, recognition of interest and penalties, accounting in interim periods, and disclosure and transition requirements. The Company adopted the provisions of FIN 48 on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, “Accounting for Contingencies”. As required by FIN 48, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. The amount of unrecognized tax benefits as of January 1, 2007 was zero. There have been no material changes in unrecognized tax benefits since January 1, 2007. The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. As of January 1, 2007, due to the carry forward of unutilized net operating losses and research and development credits, the Company is subject to U.S. Federal income tax examinations for the tax years 1992 through 2006, and to state income tax examinations for the tax years 1999 through 2006.
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
     In June 2007, the Financial Accounting Standards Board ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.” The guidance in EITF Issue 07-3 requires the Company to defer and capitalize nonrefundable advance payments made for goods or services to be used in research and development activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered nor the services expected to be performed, the Company would be required to expense the related capitalized advance payments. The consensus in EITF Issue 07-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2007 and is to be applied prospectively to new contracts entered into on or after December 15, 2007. Early adoption is not permitted. Retrospective application of EITF Issue 07-3 is also not permitted. The Company intends to adopt EITF Issue 07-3 effective January 1, 2008. The impact of applying this consensus will depend on the terms of the Company’s future research and development contractual arrangements entered into on or after December 15, 2007.
NOTE 2. RENEURON LICENSE AND SETTLEMENT AGREEMENT
     In July 2005, the Company entered into a license and settlement agreement with ReNeuron Limited, a wholly owned subsidiary of ReNeuron Group plc, a publicly listed UK corporation (collectively referred to as “ReNeuron”). As part of the agreement, the Company granted ReNeuron a license that allows ReNeuron to exploit their “c-mycER” conditionally immortalized adult human neural stem cell technology for therapy and other purposes. In return for the license, StemCells received a 7.5% fully-diluted equity interest in ReNeuron, subject to certain anti-dilution provisions, and a cross-license to the exclusive use of ReNeuron’s technology for certain diseases and conditions, including lysosomal storage diseases, spinal cord injury, cerebral palsy and multiple sclerosis. The agreement also provides for full settlement of any potential claims that either StemCells or ReNeuron might have had against the other in connection with any putative infringement of certain of each party’s patent rights prior to the effective date of the agreement. As of December 31, 2006, the Company held 9,274,837 shares of ReNeuron common stock with fair value of approximately $7,266,000. In February 2007, the Company sold 5,275,000 ordinary shares of ReNeuron for net proceeds of approximately $3,077,000. The Company recorded approximately $718,000 as realized gain for this transaction. In February 2007, ReNeuron issued additional shares of common stock to the Company as a consequence of certain anti-dilution provisions in the agreement. StemCells was entitled to approximately 822,000 shares net of approximately 12,000 shares transferred to Neurospheres Ltd., (Neurospheres) an Alberta corporation from which StemCells has licensed some of the patent rights that are subject to the agreement with ReNeuron. The Company recorded approximately $550,000 as other income for the additional shares. As of June 30, 2007, the Company owned approximately 4,822,000 ordinary shares of ReNeuron with a fair market value of approximately $2,273,000.
     Changes in market value as a result of changes in market price per share or the exchange rate between the US dollar and the British pound are accounted for under “other comprehensive income (loss)” if deemed temporary and are not recorded as “other income or loss” until the shares are disposed of and a gain or loss realized. The unrealized gain as of June 30, 2007 is approximately $4,000. A decline in the fair value of securities that is deemed other than temporary would be charged to operations.
NOTE 3. LEASES
     The Company had undertaken direct financing transactions with the State of Rhode Island and received proceeds from the issuance of industrial revenue bonds totaling $5,000,000 to finance the construction of a pilot manufacturing facility related to its former encapsulated cell technology. The related leases are structured such that lease payments will fully fund all semiannual interest payments and annual principal payments through maturity in August 2014. Interest rates vary with the respective bonds’ maturities, ranging currently from 8.2% to 9.5%. The outstanding principal at June 30, 2007 was approximately $1,221,000. The bonds contain certain restrictive covenants, which limit among other things, the payment of cash dividends and the sale of the related assets.
     The Company entered into a fifteen-year lease for a laboratory facility in Rhode Island in connection with a sale and leaseback arrangement in 1997. The lease has escalating rent payments and accordingly, the Company is recognizing rent expense on a straight-line basis. At December 31, 2006 and June 30, 2007, the Company had deferred rent liability for this facility of approximately $1,238,000 and $1,253,000 respectively; the deferred rent liability is presented as part of the wind-down accrual.
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
     As of February 1, 2001, the Company entered into a 5-year lease for 40,000 square feet of an approximately 68,000 square foot facility located in the Stanford Research Park in Palo Alto, California. The facility includes space for animals, laboratories and offices. On December 19, 2002, the Company negotiated an amendment to the lease, which resulted in reducing the average annual rent over the remaining term of the lease from approximately $3.7 million to $2.0 million. As part of the amendment, the Company issued a letter of credit on January 2, 2003 for $503,079, which was an addition to the letter of credit in the amount of $275,000 issued at commencement of the lease, to serve as a deposit for the duration of the lease. The Company negotiated an amendment to the lease effective April 1, 2005, which extends the term of the lease through March 31, 2010, includes a reduction in the rent per square foot, and provides for an expansion of the leased premises by approximately 28,000 additional square feet. The average annual rent due from the Company under its lease for the period commencing April 1, 2005 to March 31, 2010 is approximately $2 million before subtenant income. The lease has escalating rent payments, which the Company is recognizing on a straight-line basis. At June 30, 2007, the Company had deferred rent liability for this facility of approximately $851,000. At June 30, 2007, the Company has a space-sharing agreement covering in total approximately 11,000 square feet of this facility. The Company receives the amount of base rent plus the proportionate share of the operating expenses that it pays for such space over the term of these agreements.
NOTE 4. RELOCATION TO CALIFORNIA FROM RHODE ISLAND
     In October 1999, the Company relocated to California from Rhode Island and established a wind down reserve for the estimated lease payments and operating costs of the Rhode Island facilities through an expected disposal date of June 30, 2000. The Company did not fully sublet the Rhode Island facilities in 2000. Even though the Company intends to dispose of the facility at the earliest possible time, the Company’s management cannot determine with certainty a fixed date by which such disposal will occur. In light of this uncertainty, the Company periodically re-evaluates and adjusts the reserve. The Company considers various factors such as the Company’s lease payments through to the end of the lease, operating expenses, the current real estate market in Rhode Island, and estimated subtenant income based on actual and projected occupancy. At December 31, 2006, the reserve was approximately $5,512,000. For the three and six -month periods ended June 30, 2007, the Company incurred approximately $ 342,000 and $723,000 respectively in operating expenses, which was recorded against the reserve. After evaluating the afore-mentioned factors, the Company re-valued the reserve to approximately $5,145,000 at June 30, 2007 by recording an additional $222,000 and $134,000 at March 31, 2007 and June 30, 2007, respectively as wind-down expenses.
Wind-down reserve

	January to	April to	January to	January to
	March 31,	June 30,	June 30,	December
	2007	2007	2007	31, 2006

Accrued wind-down reserve at beginning of period	$5,512,000	$5,353,000	$5,512,000	$6,098,000
Less actual expenses recorded against estimated reserve during the period	(381,000)	(342,000)	(723,000)	(1,295,000)
Additional expense recorded to revise estimated reserve at period-end	222,000	134,000	356,000	709,000

Revised reserve at period-end	5,353,000	5,145,000	5,145,000	5,512,000
Add deferred rent at period end (See Note 3)	1,246,000	1,253,000	1,253,000	1,238,000

Total accrued wind-down expenses at period-end (current and non current portion)	$6,599,000	$6,398,000	$6,398,000	$6,750,000

Accrued wind-down expenses
Current portion	$1,363,000	$1,053,000	$1,053,000	$1,252,000

Non current portion	5,236,000	5,345,000	5,345,000	5,498,000

Total Accrued wind-down expenses	$6,599,000	$6,398,000	$6,398,000	$6,750,000

NOTE 5. GRANTS
     In September 2004, the National Institutes of Health (NIH) awarded the Company a Small Business Technology Transfer grant of $464,000 for studies in Alzheimer’s disease, consisting of approximately $308,000 for the first year and approximately $156,000 for the remainder of the grant term, September 30, 2005 through March 31, 2006. The studies have been conducted by Dr. George A. Carlson of the McLaughlin Research Institute (MRI) in Great Falls, Montana, which will receive approximately $222,000 of the total award. The remaining $242,000 has been recognized by the Company as grant revenue as and when resources were expended for this study. For the six-month period ended June 30, 2006, the Company recognized approximately $38,000, after which; the Company had drawn down in full its share of the grant. The Company had no grant revenue for the six-month period ended June 30, 2007.
NOTE 6. STOCKHOLDERS’ EQUITY
     On December 29, 2006, the Company filed a Prospectus Supplement announcing the entry of a sales agreement with Cantor Fitzgerald & Co. (Cantor) under which up to 10,000,000 shares may be sold from time to time under a shelf registration statement. For the six-month period ended June 30, 2007, the Company sold approximately 1,217,000 shares under this sales agreement at an average price of $3.13 per share and received net proceeds of approximately $3,614,000. Cantor is paid compensation equal to 5.0% of the gross proceeds pursuant to the terms of the agreement.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion of our financial condition and the results of our operations for the three and six-month periods ended June 30, 2007 and 2006 should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related footnotes thereto.
     This report contains forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act that involve substantial risks and uncertainties. Such statements include, without limitation, all statements as to expectation or belief and statements as to our future results of operations, the progress of our research, product development and clinical programs, the need for, and timing of, additional capital and capital expenditures, partnering prospects, costs of manufacture of products, the protection of and the need for additional intellectual property rights, effects of regulations, the need for additional facilities and potential market opportunities. Our actual results may vary materially from those contained in such forward-looking statements because of risks to which we are subject, including uncertainty as to whether the U.S. Food and Drug Administration (FDA) will permit us to proceed with clinical testing of proposed products despite the novel and unproven nature of our technology; the risk that our initial clinical trial and any other trial could be substantially delayed beyond its expected dates or cause us to incur substantial unanticipated costs; uncertainties regarding our ability to obtain the capital resources needed to continue our current research and development operations and to conduct the research, preclinical development and clinical trials necessary for regulatory approvals; the uncertainty regarding our ability to obtain a corporate partner or partners if needed to support the development and commercialization of our cell-based therapeutics programs; the uncertainty regarding the outcome of our Phase I clinical trial in NCL and any other trials we may conduct in the future; the uncertainty regarding the validity and enforceability of our issued patents; the uncertainty whether any products that may be generated in our cell-based therapeutics programs will prove clinically effective and not cause tumors or other side effects; the uncertainty whether we will achieve revenues from product sales or become profitable; uncertainties regarding our obligations in regard to our former encapsulated cell therapy facilities in Rhode Island; obsolescence of our technology; competition from third parties; intellectual property rights of third parties and litigation and other risks to which we are subject. All forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth in Item 1A (Risk Factors) and elsewhere in our Form 10-K for the year ended December 31, 2006 and the risk factors set forth in Part II, Item 1A (Risk Factors) and elsewhere in this Form 10-Q.
Overview
     Since our inception in 1988, we have been primarily engaged in research and development of human therapeutic products. Since the second half of 1999, our sole focus has been on our stem cell technology. We are currently conducting a Phase I clinical trial of our HuCNS-SC™ product (purified human neural stem cells) as a treatment for infantile and late infantile neuronal ceroid lipofuscinosis (NCL), a fatal neurodegenerative disease often referred to as Batten disease. Our Neural Program is also continuing basic research and preclinical development work for additional potential indications in the CNS field. In our Liver Program, we are engaged in preclinical development work on our human liver engrafting cell and plan to advance our liver program into clinical development as rapidly as we can. Our pancreas program is still in the discovery stage and further evaluation of the therapeutic potential of our candidate human pancreatic stem/progenitor cell will be required.
     We have not derived any revenues from the sale of any products apart from license revenue for the research use of certain of our patented cells and media, and we do not expect to receive revenues from product sales for at least several years. We have not commercialized any product and in order to do so we must, among other things, substantially increase our research and development expenditures as research continues, product development efforts accelerate and clinical trials are initiated. We had expenditures for screening and enrolling patients and for preparing HuCNS-SC doses for our Phase I clinical trial and will incur additional similar expenditures for any future clinical trials. We previously had expenditures for toxicology and other studies in preparation for submitting the Investigational New Drug application (IND) for our Phase I trial for NCL to the FDA and getting it cleared by the FDA, and will incur additional similar expenditures for any future INDs. We have incurred annual operating losses since inception and expect to incur substantial operating losses in the future. As a result, we are dependent upon external financing from equity and debt offerings and revenues from collaborative research arrangements with corporate sponsors to finance our operations. There are no such collaborative research arrangements at this time and there can be no assurance that such financing or partnering revenues will be available when needed or on terms acceptable to us.
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
     Management forms its best estimate on a quarterly basis, after considering actual sublease activity, reports from our broker/realtor about current and predicted real estate market conditions in Rhode Island, the likelihood of new subleases in the foreseeable future for the specific facility and significant changes in the actual or projected operating expenses of the property. We discount the projected net outflow over the term of the leasehold to arrive at the present value, and adjust the reserve to that figure. The estimated vacancy rate for the facility is an important assumption in determining the reserve because changes in this assumption have the greatest effect on estimated sublease income. In addition, the vacancy rate estimate is the variable most subject to change, while at the same time it involves the greatest judgment and uncertainty due to the absence of highly predictive information concerning the future of the local economy and future demand for specialized laboratory and office space in that area. The average vacancy rate of the facility for years 2001 through 2006 was approximately 67%, varying from 49% to 80%. As of June 30, 2007, based on current information available to management, the vacancy rate is projected to be 91% for the remainder of 2007, and approximately 75% for 2008 and 70% from 2009 through the end of the lease. These estimates are based on actual occupancy in 2007, expiration of subleases in 2007 and 2008, predicted lead time for acquiring new subtenants, historical vacancy rates for the area and assessments by our broker/realtor of future real estate market conditions. If the assumed vacancy rate for 2008 to the end of the Lease had been five percentage points higher or lower at June 30, 2007, then the reserve would have increased or decreased by approximately $236,000. Similarly, a 5% increase or decrease in the operating expenses for the facility from 2007 would have increased or decreased the reserve by approximately $117,000, and a 5% increase or decrease in the assumed average rental charge per square foot would have increased or decreased the reserve by approximately $71,000. Management does not wait for specific events to change its estimate, but instead uses its best efforts to anticipate them on a quarterly basis.
     The wind-down reserve at the end of December 31, 2006 was $5,512,000. For the three and six-month period ended June 30, 2007 we recorded actual expenses against this reserve of approximately $342,000 and $723,000 respectively. Based on management’s evaluation of the factors mentioned, and particularly the projected vacancy rates described above, we adjusted the reserve to $5,145,000 by recording an additional $134,000 and $356,000 for the three and six-month periods ended June 30, 2007.
Recent Accounting Pronouncements
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on subsequent derecognition of tax positions, financial statement classification, recognition of interest and penalties, accounting in interim periods, and disclosure and transition requirements. We adopted the provisions of FIN 48 on January 1, 2007. Previously, we had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, “Accounting for Contingencies”. As required by FIN 48, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, we applied FIN 48 to all tax positions for which the statute of limitations remained open. The amount of unrecognized tax benefits as of January 1, 2007 was zero. There have been no material changes in unrecognized tax benefits since January 1, 2007. As of January 1, 2007, due to the carry forward of unutilized net operating losses and research and development credits, the Company is subject to U.S. Federal income tax examinations for the tax years 1992 through 2006, and to state income tax examinations for the tax years 1999 through 2006.

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
     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159’s objectives are to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We are currently evaluating the potential impact, if any, that the adoption of SFAS159 will have on our condensed consolidated financial statements
     In June 2007, the Financial Accounting Standards Board ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.” The guidance in EITF Issue 07-3 requires us to defer and capitalize nonrefundable advance payments made for goods or services to be used in research and development activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered nor the services expected to be performed, we would be required to expense the related capitalized advance payments. The consensus in EITF Issue 07-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2007 and is to be applied prospectively to new contracts entered into on or after December 15, 2007. Early adoption is not permitted. Retrospective application of EITF Issue 07-3 is also not permitted. We intend to adopt EITF Issue 07-3 effective January 1, 2008. The impact of applying this consensus will depend on the terms of our future research and development contractual arrangements entered into on or after December 15, 2007.
RESULTS OF OPERATIONS
Three months ended June 30, 2007 and 2006
Revenue
     Revenue for the three-month period ended June 30, 2007, as compared with the same period in 2006, is summarized in the table below:

	2007	2006	Change from previous year
			$	%
Revenue:
Revenue from licensing agreements	$7,840	$20,535	($12,695)	(62%)

Total revenue	$7,840	$20,535	($12,695)	(62%)
     Revenue for the three months ended June 30, 2007 and 2006 are solely comprised of amounts received from various licensees as part of our licensing agreements with them.
Operating Expenses
     Operating expenses for the three-month period ended June 30, 2007, as compared with the same period in 2006, is summarized in the table below:

	2007	2006	Change from previous year
			$	%
Operating expenses:
Research and development	$4,498,204	$3,187,513	$1,310,691	41%
General and administrative	1,408,657	1,412,513	(3,856)	—%
Wind-down expenses	134,045	174,901	(40,856)	(23)%

Total operating expenses	$6,040,906	$4,774,927	$1,265,979	27%

     Research and development expenses totaled approximately $4,498,000 for the three months ended June 30, 2007, compared with approximately $3,188,000 for the same period in 2006. The increase of $1,311,000, or approximately 41%, from 2006 to 2007 was primarily attributable to expansion of our operations in cell processing and clinical development, which consisted of an increase in personnel costs of approximately $298,000 and an increase in external services and clinical study costs of approximately $670,000 with the remainder due to increases in supplies, rent and other operating expenses. At June 30, 2007, we had 42 full-time employees working in research and development and laboratory support services as compared to 36 at June 30, 2006.
     General and administrative expenses were approximately $1,409,000 for the three months ended June 30, 2007, compared with approximately $1,413,000 for the same period in 2006. For the three months ended June 30, 2007, there was a net increase in expenses, as compared to the same period in 2006, of approximately $188,000, of which approximately $128,000 was attributable to an increase in stock based compensation expense for grant of stock options and stock appreciation rights. This increase was offset by approximately $192,000 received from a subtenant in connection with the early termination of their sublease, resulting in a net decrease of approximately $4,000 in 2007 as compared to 2006.
     In 1999, in connection with exiting our former research facility in Rhode Island, we created a reserve for the estimated lease payments and operating expenses related to it. The reserve has been re-evaluated and adjusted based on assumptions relevant to real estate market conditions and the estimated time until we could either fully sublease, assign or sell our remaining interests in the property. At December 31, 2006, the reserve was approximately $5,512,000. For the three months ended June 30, 2007, expenses of approximately $342,000 net of subtenant income were recorded against this reserve (See Note 4). At June 30, 2007, we re-evaluated the estimate and adjusted the reserve to approximately $5,145,000 by recording an additional $134,000 as wind-down expenses. Wind-down expenses recorded against the reserve for the same period in 2006 were approximately $298,000 and additional expenses recorded to adjust the reserve were approximately $175,000. Expenses for this facility will fluctuate based on changes in tenant occupancy rates and other operating expenses related to the lease. Even though it is our intent to sublease, assign, sell or otherwise divest ourselves of our interests in the facility at the earliest possible time, we cannot determine with certainty a fixed date by which such events will occur. In light of this uncertainty, based on estimates, we will periodically re-evaluate and adjust the reserve, as necessary.
Other Income
     Other income for the three-month period ended June 30, 2007, as compared with the same period in 2006, is summarized in the table below:

	2007	2006	Change from previous year
			$	%
Other income (expense):
License and settlement agreement, net	—	$103,359	($103,359)	(100)%
Interest income	655,531	703,551	(48,020)	(7)%
Interest expense	(34,055)	(38,505)	4,450	(12)%
Other	(12,400)	(3,372)	(9,028)	268%

Total other income (expense)	$609,076	$765,033	($155,957)	(20)%
     Interest income for the three months ended June 30, 2007 and 2006 was approximately $655,000 and $704,000, respectively. The decrease in interest income for the 2007 period was primarily attributable to a lower average investment balance when compared to the three-month period in 2006.
     Interest expense for the three months ended June 30, 2007 and 2006 was approximately $34,000 and $39,000 respectively. The decrease in interest expense in 2007 was attributable to lower outstanding debt and capital lease balances in 2007 compared to 2006. Other income (expense) comprises primarily of state franchise tax paid.

Six months ended June 30, 2007 and 2006
Revenue
     Revenue for the six-month period ended June 30, 2007, as compared with the same period in 2006, is summarized in the table below:

	2007	2006	Change from previous year
			$	%
Revenue:
Revenue from grants and licensing agreements	$13,786	$62,085	($48,299)	(78%)

Total revenue	$13,786	$62,085	($48,299)	(78%)
     For the six months ended June 30, 2007 and 2006, revenue from grants and licensing agreements totaled approximately $14,000 and $62,000 respectively. The decrease in revenue from 2006 to 2007 was primarily attributable to the completed draw down by March 31, 2006 of a September 2004 Small Business Technology Transfer grant for studies in Alzheimer’s disease. The grant of $464,000 for studies in Alzheimer’s disease consisted of approximately $308,000 for the first year and approximately $156,000 for the remainder of the grant term, June 30, 2005 through June 30, 2006.
Operating Expenses
     Operating expenses for the six-month period ended June 30, 2007, as compared with the same period in 2006, is summarized in the table below:

	2007	2006	Change from previous year
			$	%
Operating expenses:
Research and development	$8,517,342	$5,879,394	$2,637,948	45%
General and administrative	3,673,205	3,089,837	583,368	19%
Wind-down expenses	355,810	331,018	24,792	7%

Total operating expenses	$12,546,357	$9,300,249	$3,246,108	35%
     Research and development expenses totaled approximately $8,517,000 for the six months ended June 30, 2007, compared with approximately $5,879,000 for the same period in 2006. The increase of $2,638,000, or approximately 45%, from 2006 to 2007 was primarily attributable to expansion of our operations in cell processing and clinical development, which consisted of an increase in personnel costs of approximately $652,000 and an increase in external services and clinical study costs of approximately $1,417,000 with the remainder due to increases in supplies, rent and other operating expenses. At June 30, 2007, we had 42 full-time employees working in research and development and laboratory support services as compared to 36 at June 30, 2006.
     General and administrative expenses were approximately $3,673,000 for the six months ended June 30, 2007, compared with approximately $3,090,000 for the same period in 2006. The increase of $583,000, or approximately 19%, from 2006 to 2007 was primarily attributable to an increase in personnel costs of approximately $513,000, of which approximately $411,000 was attributable to an increase in stock based compensation expense for grant of stock options and stock appreciation rights. The increase was also attributable to an increase in external services of $407,000 primarily for legal and recruiting fees. The increase in the afore mentioned expenses was partially offset by a net decrease in other operating expenses and approximately $192,000 received from a subtenant in connection with the early termination of their sublease.

     In 1999, in connection with exiting our former research facility in Rhode Island, we created a reserve for the estimated lease payments and operating expenses related to it. The reserve has been re-evaluated and adjusted based on assumptions relevant to real estate market conditions and the estimated time until we could either fully sublease, assign or sell our remaining interests in the property. At December 31, 2006, the reserve was approximately $5,512,000. For the six months ended June 30, 2007, expenses of $723,000 net of subtenant income were recorded against this reserve (See Note 4). In the six month-period ended June 30, 2007, we re-evaluated the estimate at June 30, 2007 and adjusted the reserve to approximately $5,145,000 by recording in aggregate, an additional $356,000 as wind-down expenses. Wind-down expenses recorded against the reserve for the same period in 2006 were approximately $582,000 and additional expenses recorded to adjust the reserve were approximately $331,000. Expenses for this facility will fluctuate based on changes in tenant occupancy rates and other operating expenses related to the lease. Even though it is our intent to sublease, assign, sell or otherwise divest ourselves of our interests in the facility at the earliest possible time, we cannot determine with certainty a fixed date by which such events will occur. In light of this uncertainty, based on estimates, we will periodically re-evaluate and adjust the reserve, as necessary.
Other Income
     Other income for the six-month period ended June 30, 2007, as compared with the same period in 2006, is summarized in the table below:

	2007	2006	Change from previous year
			$	%
Other income (expense):
License and settlement agreement, net	$550,467	$103,359	$447,108	433%
Realized gain on sale of marketable securities	717,621	—	717,621	*
Interest income	1,309,137	1,043,365	265,772	25%
Interest expense	(67,372)	(77,098)	9,726	(13)%
Other	(21,024)	(13,947)	(7,077)	51%

Total other income (expense)	$2,488,829	$1,055,679	$1,433,150	136%

* Percentage change cannot be calculated
     Income under licenses and settlement agreement for the six months ended June 30, 2007 were for the value of additional shares received from ReNeuron (See Note 2). As a consequence of the anti-dilution provisions included in the agreement between StemCells and ReNeuron, StemCells was entitled to approximately 822,000 shares net of approximately 12,000 shares to be transferred to Neurospheres. We recorded approximately $550,000 as other income for the fair value of the additional shares received. For the six months ended June 30 2006, we recorded approximately $103,000 as other income for approximately 439,000 additional shares received from ReNeuron as a consequence of the anti-dilution provisions within the agreement and net of shares due to Neurospheres.
     Interest income for the six months ended June 30, 2007 and 2006 was approximately $1,309,000 and $1,043,000, respectively. The increase in interest income in 2007 was primarily attributable to a higher yield on a higher investment balance.
     Interest expense for the six months ended June 30, 2007 and 2006 was approximately $67,000 and $77,000 respectively. The decrease in interest expense in 2007 was attributable to lower outstanding debt and capital lease balances in 2007 compared to 2006. Other income (expense) comprises primarily of state franchise tax paid.
LIQUIDITY AND CAPITAL RESOURCES
     Since our inception, we have financed our operations through the sale of common and preferred stock, the issuance of long-term debt and capitalized lease obligations, revenues from collaborative agreements, research grants and interest income.

     We had cash and cash equivalents totaling $49,182,102 at June 30, 2007. Cash equivalents are invested in US Treasury debt securities with maturities of less than 90 days. The table below summarizes our cash flows for the respective six-month periods.
Financing arrangements for the six months ended June 30, 2007 include the following:
•	On April 26, 2007, a warrant issued as part of a June 16, 2004 financing arrangement, was exercised to purchase an aggregate of 575,658 shares of our common stock at $1.90 per share. We issued 575,658 shares of our common stock and received proceeds of approximately $1,094,000

•	In February 2007, we sold 5,275,000 ordinary shares of ReNeuron for net proceeds of approximately $3,077,000. After the afore mentioned sale, and as at June 30, 2007, we owned approximately 4,822,000 ordinary shares of ReNeuron with a fair market value of approximately $2,273,000.

•	On December 29, 2006, we filed a Prospectus Supplement announcing the entry of a sales agreement with Cantor under which up to 10,000,000 shares may be sold from time to time under a shelf registration statement. In January and April 2007, we sold a total of 1,217,000 of our common shares under this agreement for gross proceeds of approximately $3,805,000. Cantor is paid compensation equal to 5.0% of the gross proceeds pursuant to the terms of the agreement.
Financing arrangements in the previous three years include the following:
•	On April 6, 2006, we sold 11,750,820 shares of our common stock to a limited number of institutional investors at a price of $3.05 per share, for gross proceeds of approximately $35,840,000. The shares were offered as a registered direct offering under an effective shelf registration statement previously filed with and declared effective by the SEC. We received total proceeds, net of offering expenses and placement agency fees, of approximately $33,422,000. No warrants were issued as part of this financing transaction.

•	In March 2006, a warrant issued as part of a June 16, 2004 financing arrangement was exercised to purchase an aggregate of 526,400 shares of our common stock at $1.89 per share. We issued 526,400 shares of our common stock and received proceeds of approximately $995,000.

•	In 2005, an aggregate of 2,958,348 warrants were exercised. For the exercise of these warrants, we issued 2,842,625 shares of our common stock and received proceeds of approximately $5,939,000.

•	On October 26, 2004, we entered into an agreement with institutional investors with respect to the registered direct placement of 7,500,000 shares of our common stock at a purchase price of $3.00 per share, for gross proceeds of $22,500,000. C.E. Unterberg, Towbin LLC (Unterberg) and Shoreline Pacific, LLC (Shoreline) served as placement agents for the transaction. We sold these shares under a shelf registration statement previously filed with and declared effective by the SEC. For acting as our placement agent Unterberg and Shoreline received fees of approximately $1,350,000 and expense reimbursement of approximately $40,000. No warrants were issued as part of this financing transaction.

•	On June 16, 2004, we entered into a definitive agreement with institutional and other accredited investors with respect to the private placement of approximately 13,160,000 shares of our common stock at a purchase price of $1.52 per share, for gross proceeds of approximately $20,000,000. Investors also received warrants exercisable for five years to purchase approximately 3,290,000 shares of common stock at an exercise price of $1.90 per share. Unterberg served as placement agent for the transaction. For acting as our placement agent, Unterberg received fees totaling $1,200,192, expense reimbursement of approximately $25,000 and a five year warrant to purchase 526,400 shares of our common stock at an exercise price of $1.89 per share.

Future Contractual Cash Obligations
     We continue to have outstanding obligations in regard to our former facilities in Lincoln, Rhode Island, and expect to pay in 2007, based on past experience and current assumptions, approximately $1,500,000 in lease payments and other operating expenses net of sub-tenant income. We have subleased a portion of these facilities and are actively seeking to sublease, assign or sell our remaining interests in these facilities. Failure to do so within a reasonable period of time will have a material adverse effect on our liquidity and capital resources.
     The following table summarizes our future contractual cash obligations (including both Rhode Island and California leases, but excluding interest income and sub-lease income):

		Payable
		July to					Payable in
		December	Payable in	Payable in	Payable in	Payable in	2012 and
	Total	2007	2008	2009	2010	2011	beyond

Capital lease payments	$1,723,529	$134,435	$244,531	$244,572	$242,560	$242,321	$615,110
Operating lease payments	13,440,292	1,590,956	3,469,017	3,536,843	1,767,304	1,171,875	1,904,297

Total contractual cash obligations	$15,163,821	$1,725,391	$3,713,548	$3,781,415	$2,009,864	$1,414,196	$2,519,407

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
     We intend to pursue opportunities to obtain additional financing in the future through equity and debt financings, grants and collaborative research arrangements. We have a shelf registration statement which, as of June 30, 2007, covered shares of our common stock up to a value of approximately $61 million that could be available for financings. On December 29, 2006, we filed a Prospectus Supplement announcing the entry of a sales agreement with Cantor Fitzgerald & Co. under which up to 10,000,000 shares may be sold from time to time under the shelf registration statement. As of June 30, 2007, we sold 1,217,000 of these shares for gross proceeds of approximately $3,805,000. The source, timing and availability of any future financing will depend principally upon market conditions, interest rates and, more specifically, on our progress in our exploratory, preclinical and future clinical development programs. Funding may not be available when needed—at all, or on terms acceptable to us. Lack of necessary funds may require us to delay, scale back or eliminate some or all of our research and product development programs, planned clinical trials, and/or our capital expenditures, or to license our potential products or technologies to third parties.
     With the exception of operating leases for facilities, we have not entered into any off-balance sheet financial arrangements and have not established any special purpose entities. We have not guaranteed any debts or commitments of other entities or entered into any options on non-financial assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     In July 2005, the Company entered into a license and settlement agreement with ReNeuron Limited, a wholly owned subsidiary of ReNeuron Group plc, a publicly listed UK corporation (collectively referred to as “ReNeuron”). As part of the agreement, the Company granted ReNeuron a license that allows ReNeuron to exploit their “c-mycER” conditionally immortalized adult human neural stem cell technology for therapy and other purposes. In return for the license, StemCells received a 7.5% fully-diluted equity interest in ReNeuron, subject to certain anti-dilution provisions, and a cross-license to the exclusive use of ReNeuron’s technology for certain diseases and conditions, including lysosomal storage diseases, spinal cord injury, cerebral palsy and multiple sclerosis. The agreement also provides for full settlement of any potential claims that either StemCells or ReNeuron might have had against the other in connection with any putative infringement of certain of each party’s patent rights prior to the effective date of the agreement. The agreement is Exhibit 10.71 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. An amendment to the agreement was entered on April 3, 2006, a copy of which was attached as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. As of December 31, 2006, the Company held 9,274,837 shares of ReNeuron common stock with fair value of approximately $7,266,000. In February 2007, the Company sold 5,275,000 ordinary shares of ReNeuron for net proceeds of approximately $3,077,000. The Company recorded approximately $718,000 as realized gain for this transaction. In February 2007, ReNeuron issued additional shares of common stock as a consequence of certain anti-dilution provisions in the agreement. StemCells was entitled to approximately 822,000 shares net of approximately 12,000 shares to be transferred to Neurospheres. The Company recorded approximately $550,000 as other income for the fair value of the additional shares received. As of June 30, 2007, the Company owned approximately 4,822,000 ordinary shares of ReNeuron with a fair market value of approximately $2,273,000.
     Changes in market value as a result of changes in market price per share or the exchange rate between the US dollar and the British pound are accounted for under “other comprehensive income (loss)” if deemed temporary and are not recorded as “other income or loss” until the shares are disposed of and a gain or loss realized. The unrealized gain as of June 30, 2007 is approximately $4,000. A decline in the fair value of securities that is deemed other than temporary would be charged to earnings.

Expected
				Share price at	Exchange Rate at	Market Value in	Future
Company/Stock			No. of Shares at	June 30, 2007 in	June 30, 2007	USD at June 30,	Cash
Symbol	Exchange	Associated Risks	June 30, 2007	GBP (£)	1 GBP = USD	2007	Flows
ReNeuron Group	AIM (AIM is the	- Lower share price	4,821,924	0.2350	2.0063	$2,273,443	(1)
plc/RENE	London Stock	- Foreign currency
	Exchange’s	translation
	Alternative	- Liquidity
	Investment Market)	- Bankruptcy

(1)	It is our intention to liquidate this investment when we can do so at prices acceptable to us. Although we are not legally restricted from selling the stock, the share price is subject to change and the volume traded has often been very small since the stock was listed on the AIM on August 12, 2005. The performance of ReNeuron Group plc stock since its listing does not predict its future value.
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
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     In July 2006, we filed suit against Neuralstem, Inc., in the Federal District Court for the District of Maryland, alleging that its activities violate claims in four of our patents. Neuralstem has filed a motion for dismissal or summary judgment, citing Title 35, Section 271(e)(1) of the United States Code, which says that it is not an act of patent infringement to make, use or sell a patented invention “solely for uses reasonably related to the development and submission of information” to the FDA. Neuralstem argues that because it does not have any therapeutic products on the market yet, the activities complained of fall within the protection of Section 271(e)(1) — that is, basically, that the suit is premature. This issue will be decided after discovery is complete.
     In January 2007, Neuralstem petitioned the U.S. Patent and Trademark Office (PTO) to reexamine two of the patents in our infringement action against Neuralstem. In April 2007, Neuralstem petitioned the U.S. PTO to reexamine the remaining two patents in the suit. These requests were granted and, in June 2007, the parties voluntarily agreed to stay the pending litigation while the U.S. PTO considers these reexaminations.
ITEM 1A. RISK FACTORS
     There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ending December 31, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Under terms of a license agreement with Cal Tech, annual fees of $5,000 were due on each of two patents to which StemCells holds a license from Cal Tech, payable in cash or stock at the Company’s choice. The Company elected to pay the fees in stock and issued 3,865 unregistered             shares to Cal Tech.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On June 12, 2007, we held our Annual Meeting of Stockholders. Dr. John Schwartz and Mr. Eric Bjerkholt were re-elected to the Board as Class I directors, with terms expiring in 2010. The remaining members of the Board, whose terms continued after the Annual Meeting, are Ricardo Levy, Ph.D., Martin McGlynn, Desmond H. O’Connell, Jr., Roger Perlmutter, M.D., Ph.D., and Irving Weissman, M.D. The shareholders also ratified the selection of Grant Thornton LLP as StemCells’ independent public accountants for the fiscal year ending December 31, 2007 and approved an amendment to the Company’s 2006 Equity Incentive Plan to provide for an annual increase in the number of shares of common stock available for issuance under the Plan on each January 1 (beginning January 1, 2008) equal to 4% of the outstanding shares on that date.

The number of proxies finally tabulated represented 71,303,325 of the 80,044,569 eligible shares, or 89.08 percent of eligible shares. The votes on each of the proposals were as follows:

		Authority
	For	Withheld	Against	Abstain
Election of John Schwartz, Ph.D., as director	69,553,303	1,750,022	—	—
Election of Eric Bjerkholt, as director	69,555,049	1,748,276	—	—
Ratification of Grant Thornton LLP as independent accountants for 2007	70,210,333	—	709,012	383,980
Amendment of 2006 Equity Incentive Plan	8,406,484	—	3,497,699	359,506
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

STEMCELLS, INC. (name of Registrant)
July 27, 2007	/s/ Rodney K. B. Young
Rodney K. B. Young
Chief Financial Officer