Form 10-K/A
period 2007-12-31
STEMCELLS INC
filed 2008-04-29
CIK 883975

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER 0-19871
STEMCELLS, INC.
(Exact name of Registrant as specified in its charter)

A Delaware Corporation	94-3078125
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

3155 PORTER DRIVE	94304
PALO ALTO, CA	(zip code)
(Address of principal offices)
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
          Common stock outstanding at February 29, 2008: 80,732,542 shares.
          Documents incorporated by reference: None

Year 2007 Form 10-K/A Annual Report
EXPLANATORY NOTE
          This Amendment No. 1 on Form 10-K/A amends our annual report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on March 14, 2008 (the “Original Report”), to include the information required by Part III of Form 10-K and to include certain Item 9B information. Specifically, information required by Items 10 through 14 of Part III is no longer being incorporated by reference to the proxy statement relating to our 2008 annual meeting of stockholders and we are reporting the resignation of one of our directors. We hereby amend Item 9B of Part II and Items 10, 11, 12, 13, and 14 of Part III of our Original Report by deleting the text of those items in their entirety from the Original Report and replacing them with the information provided below under the respective headings. This amendment does not affect any other items in our Original Report. As a result of this amendment, we are also filing as exhibits to this amendment the certifications required by section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained in this amendment, we are not including certifications under section 906 of the Sarbanes-Oxley Act of 2002.
Item description
Notes regarding certain references
          Except as otherwise expressly stated, this amendment continues to speak as of the date of the Original Report and we have not updated the disclosure contained in this amendment to reflect events that have occurred since the filing of the Original Report. Accordingly, this amendment should be read in conjunction with our Original Report and our other filings made with the SEC subsequent to the filing of the Original Report.
          Throughout this Form 10-K/A, the words “we,” “us,” “our,” and “StemCells” refer to StemCells, Inc., including StemCells California, Inc., our wholly-owned subsidiary, and the owner or licensee of most of our intellectual property. “Common stock” refers to our common stock, $.01 par value.

PART II
Item 9B. OTHER INFORMATION
     On April 25, 2008, Mr. Desmond O’Connell, Jr. informed our Board of Directors that he has decided, for personal reasons, to not stand for reelection as a director at our 2008 annual stockholder meeting.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors; Committees
          We currently have seven directors serving on our Board of Directors. Since January 2007, our Board has been composed of Messrs. Eric Bjerkholt, Desmond O’Connell, Jr. and Martin McGlynn and Drs. Ricardo Levy, Roger Perlmutter, John Schwartz, and Irving Weissman. Because we have a classified board, with each of our directors serving a staggered three-year term, only two of our directors are expected to stand for reelection at our 2008 annual stockholder meeting. The following table shows the composition of the three classes of our Board:
Class I Directors (terms scheduled to expire in 2010):
Eric Bjerkholt
John J. Schwartz, Ph.D.
Class II Directors (terms scheduled to expire in 2008):
Ricardo B. Levy, Ph.D.
Desmond H. O’Connell, Jr.
Irving Weissman, M.D.
Class III Directors (terms scheduled to expire in 2009):
Martin M. McGlynn
Roger Perlmutter, M.D., Ph.D.
          The independent members of our Board, as determined by the Board of Directors in accordance with the existing Nasdaq Marketplace rules, are Messrs. Bjerkholt and O’Connell and Drs. Levy, Perlmutter and Schwartz. The Board of Directors held four regular meetings and three special meetings during the fiscal year ended December 31, 2007; the non-employee directors met in executive session at each of the regular meetings of the Board. Each of the directors attended more than 75% of the meetings of the Board of Directors and of the committees on which they served.
          During 2007, the Board had three standing committees — the Compensation and Stock Option Committee (the “Compensation Committee”), the Corporate Governance and Nominating Committee (the “Corporate Governance Committee”), and the Audit Committee — as well as a single-member committee established under the company’s 2001, 2004 and 2006 equity incentive plans. All members of the Compensation Committee, the Corporate Governance Committee and the Audit Committee are, and are required by the charters of the respective committees to be, independent as determined under Nasdaq Marketplace rules.

          Since January 2007, the Compensation Committee has been composed of Dr. Schwartz and Messrs. Bjerkholt and O’Connell. The Compensation Committee held two meetings in 2007. The Compensation Committee makes recommendations to our Board and management concerning salaries in general, determines executive compensation and, except to the extent that such decisions have been delegated to, and made by, the single-member committee, approves incentive compensation for our employees and consultants. The Compensation Committee acts pursuant to a written charter which is available through our website at www.stemcellsinc.com.
          The Corporate Governance Committee is composed of Drs. Levy, Perlmutter and Schwartz. The Corporate Governance Committee held no meetings in 2007. It oversees nominations to the Board and considers the experience, ability and character of potential nominees to serve as directors, as well as particular skills or knowledge that may be desirable in light of the company’s position at any time. The Corporate Governance Committee may identify potential candidates through any reliable means available, including identification by a search firm and recommendations of past or current members of the Board from their knowledge of the industry and of the company. Potential candidates recommended by security holders will be considered as provided in the company’s “Policy Regarding Shareholder Candidates for Nomination as a Director,” which sets forth the procedures and conditions for such recommendations. This policy is available through our website at www.stemcellsinc.com. The Corporate Governance Committee operates pursuant to a written charter, a copy of which is also available through our website at www.stemcellsinc.com.
          The Audit Committee is composed of Mr. Bjerkholt and Drs. Schwartz and Levy. The Audit Committee held four meetings in 2007. The primary function of the Audit Committee is to assist our Board of Directors in fulfilling its oversight responsibilities. The committee does this primarily by reviewing our financial reports and other financial information as well as the company’s systems of internal controls regarding finance, accounting, legal compliance, and ethics that management and the Board have established. The committee also assesses our auditing, accounting and financial processes more generally. The Audit Committee meets quarterly, and at such other times as it finds necessary. It recommends to our Board of Directors the appointment of a firm of independent auditors to audit the financial statements of the company and meets with such personnel of the company to review the scope and the results of the annual audit, the amount of audit fees, the company’s internal accounting controls, the company’s financial statements contained in this annual report and other related matters. Each of the members of the Audit Committee is independent, and the Board has determined that Mr. Bjerkholt is an “audit committee financial expert,” as defined in SEC and Nasdaq Marketplace rules. The Audit Committee acts pursuant to a written charter which is available through our website at www.stemcellsinc.com.

          The following table shows the members of our three standing Board committees:

Corporate
		Compensation	Governance	Audit
Director	Independent	Committee	Committee	Committee
Eric H. Bjerkholt	Yes	✓		Chair
Ricardo B. Levy, Ph.D.	Yes		Chair	✓
Martin M. McGlynn	No
Desmond H. O’Connell, Jr.	Yes	✓
Roger Perlmutter, M.D., Ph.D.	Yes		✓
John J. Schwartz, Ph.D.	Yes	Chair	✓	✓
Irving Weissman, M.D.	No
          Stockholders who wish to communicate with the Board of Directors or with a particular director may send a letter to our corporate secretary at the following address: StemCells, Inc., 3155 Porter Drive, Palo Alto, California 94304 (c/o Legal Department). Any communication should clearly specify that it is intended to be made to the entire Board of Directors or to one or more particular director(s). Our corporate secretary will review all such correspondence and forward to our Board of Directors a summary of all such correspondence and copies of all correspondence that, in the opinion of the secretary, deals with the functions of the Board of Directors or committees thereof or that he otherwise determines requires their attention. The secretary maintains a log of all correspondence received by us that is addressed to members of the Board of Directors, and any director may at any time review and request copies of any such correspondence.
          Concerns relating to accounting, internal controls or auditing matters will immediately be brought to the attention of the chairman of the Audit Committee and handled in accordance with established procedures, which are set out in the Audit Committee’s Policy on Receipt, Retention and Treatment of Complaints Regarding Accounting, Internal Controls and Auditing Matters. A copy of this policy is available through our website at www.stemcellsinc.com.
Directors
          The following table provides our directors’ names, ages and principal occupations for at least the last five years:

Eric H. Bjerkholt	48	Eric H. Bjerkholt joined our Board of Directors in March 2004. Since February 2007, Mr. Bjerkholt has served as the chief financial officer and the senior vice president of corporate development and finance of Sunesis Pharmaceuticals, Inc. From 2004 until February 2007, he served as its senior vice president and chief financial officer. From 2002 to 2004, Mr. Bjerkholt was the chief financial officer and a senior vice president of IntraBiotics Pharmaceuticals, Inc.

Ricardo B. Levy, Ph.D.	63	Ricardo B. Levy, Ph.D. joined our Board of Directors in September 2001. Dr. Levy currently serves on several boards of directors and is the lead director of Renegy Holdings, Inc. He served as the chief operating officer of Catalytica, Inc., from 1974 until 1991, and then as its chief executive officer until 2000.

Martin M. McGlynn	62	Martin M. McGlynn joined our Board of Directors in February 2001. Mr. McGlynn has been our president and chief executive officer since January 2001.

Desmond H. O’Connell, Jr.	72	Desmond H. O’Connell, Jr. joined our Board of Directors in January 2007. Mr. O’Connell has been an independent management consultant and private investor since 1990.

Roger M. Perlmutter, M.D., Ph.D.	55	Roger M. Perlmutter, M.D., Ph.D., joined our Board of Directors in December 2000. Dr. Perlmutter currently serves as the executive vice president of research and development of Amgen, Inc., a position he has held since January 2001.

John J. Schwartz, Ph.D.	73	John J. Schwartz, Ph.D., joined our Board of Directors in December 1998. He has been the chairman of our Board ever since then. He is currently the president of Quantum Strategies Management Company, a position he has held since 1998. Prior to this, he served as the chief executive officer of SyStemix, Inc.

Irving L. Weissman, M.D.	68	Irving L. Weissman, M.D., joined our Board of Directors in September 1997. He is the director of the Institute of Cancer/Stem Cell Biology and Regenerative Medicine at Stanford University, a position he has held since 2003. He is also the Virginia and Daniel K. Ludwig Professor of Cancer Research, Professor of Pathology and Professor of Developmental Biology at Stanford, a position he has held since 1989.
Family Relationships
          There are no family relationships between our directors and executive officers.
Executive Officers
          The following table provides our executive officers’ names, ages and principal occupations for at least the last five years:

Martin M. McGlynn, President and Chief Executive Officer	62	Martin M. McGlynn joined StemCells in January 2001 as our president and chief executive officer. In this capacity, he also serves as the president of our wholly-owned subsidiary, StemCells California, Inc. Mr. McGlynn became a director in February 2001. As our president and chief executive officer, Mr. McGlynn has overall responsibility for leading the management of the company and our operations.

Ann Tsukamoto, Ph.D., Chief Operating Officer	55	Ann Tsukamoto, Ph.D., joined StemCells in November 1997 as our senior director of scientific operations. In June 1998 she became our vice president of scientific operations. In February 2002 she became our vice president of research and development. In November 2006, she became our chief operating officer. As our chief operating officer, Dr. Tsukamoto continues to be responsible for our research and development efforts.

Rodney K.B. Young, Chief Financial Officer and Vice President, Finance and Administration	45	Rodney K.B. Young joined StemCells in September 2005 as our chief financial officer and vice president of finance. In November 2006 he became our chief financial officer and vice president of finance and administration. From 2003 to 2005, Mr. Young was the chief financial officer and a director of Extropy Pharmaceuticals, Inc., a private biopharmaceutical company focused on developing drugs for pediatric indications. As our chief financial officer, Mr. Young has responsibility for the financial functions of our company, including reporting and controls.
Section 16(a) Beneficial Ownership Reporting Compliance
          Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC reports of ownership of our securities and changes in reported ownership. Executive officers, directors and greater than 10% stockholders are required by SEC rules to furnish us with copies of all Section 16(a) reports they file.
          Based solely on a review of the copies of such forms furnished to us, or written representations from the reporting persons that no Form 5 was required, we believe that, during the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners have been met.
Code of Business Conduct and Ethics
          We have adopted a Code of Ethics and Conduct that applies to all of our directors, officers, employees, and consultants. A copy of our code of ethics is posted on our website at www.stemcellsinc.com. We intend to disclose any substantive amendment or waivers to this code on our website. There were no amendments or waivers to this code in 2007.
Item 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
          Our compensation programs are designed to attract and retain employees and reward them for their efforts toward helping us achieve our short-term and long-term goals, including leading us toward profitability and developing stockholder value. Compensation programs in which our executive officers participate are designed to be equitable and competitive with the compensation programs of companies with whom we compete for high-level scientific and executive personnel, and to link pay to performance.

          In seeking to accomplish the objectives of our compensation policy, the Compensation Committee follows a compensation program designed, ultimately, to reward increasing stockholder value. Because achievement of our mission — to develop and commercialize cell-based therapeutics to treat damage to, or degeneration of, major organ systems — is a long and challenging process, we use the following as, in effect, surrogate endpoints:
•	the achievement of stated corporate goals adopted from time to time by the Board;

•	the effectiveness of leadership an executive officer has shown in inspiring and marshalling excellent performances in his or her direct reports;

•	the anticipation, identification and successful disposition of issues and problems that, if not addressed timely and effectively, might have a deleterious effect on the company; and

•	the speed and effectiveness with which an executive officer discovers, assesses and, where appropriate, pursues promising opportunities for the company.
Compensation elements: We use, like most biotechnology companies, a combination of base salary, bonus and equity awards to compensate our employees, including our executive officers. As a small company — we have approximately 60 employees in total and only three executive officers — we feel that having so few people in each cohort makes it inefficient to establish a formulaic allocation of total compensation among its various elements; we rely, instead, on our experience and judgment.
          In exercising this judgment, we evaluate the range of each element paid by comparable companies for each position. Each year, the Compensation Committee considers the performance of the executive officers during the prior year and determines their salary and target bonus. Equity compensation is generally determined by the Board on the recommendation of the Compensation Committee and awarded at one of the company’s regular Board meetings. We collect information from the Radford Biotechnology Survey — Executive Report, which we review regularly; from the proxies of other similar biotechnology companies, including Nektar Therapeutics, Maxygen, Inc., Sunesis Pharmaceuticals, Inc., Affymax, Inc., Exelixis, Inc., CV Therapeutics, Inc., Geron Corporation, PDL BioPharma, Inc., Gilead Sciences, Inc., and Genzyme Corporation, which we also review; and from the reports of experts whom we consult from time to time. In the case of the chief operating officer and chief financial officer, we also take the recommendation of the chief executive officer into account in setting compensation. We integrate all of this information with our evaluation of the performance of each of our executive officers — but while we believe our officers and other employees are outstanding, we prefer to keep compensation of our senior management at around the 50th percentile at this point, given that the company is at a relatively early stage of development.
Interaction of compensation elements: The basic compensation elements — base salary, bonus and equity awards — are, as noted, standard in our industry; we pay each element because we would not otherwise be competitive and because we feel that together they are the proper components of a balanced compensation package:
•	base salary is compensation for current efforts;

•	bonuses, whether in cash or equity, are typically paid for achievements in meeting stated corporate goals; and

•	equity awards are inducements to remain with the company and to build future value.

Other compensation elements and benefits: We offer all employees various health and welfare benefit plans. Our executive officers may participate in these on the same terms as other employees. We do not have a pension plan nor do we use non-qualified deferred compensation.1 We offer employees (again, including executive officers on the same terms as others) a 401(k) defined contribution plan, and match employee contributions on a 1:2 basis to a maximum of 3% of the employee’s salary, subject to legal limitations; at this time, our match is made in the form of registered shares of common stock in the company.
Compensation of Named Executive Officers
Salary and bonus compensation. We consider base salary to be a critical component of our executive officers’ overall compensation packages. We endeavor to set base compensation levels so that their salaries are competitive with salaries paid by similarly situated companies to employees with similar experience, taking into account the cost of living in the San Francisco Bay Area. We also intend the salaries of our executive officers to reflect their actual responsibilities and job scope.
          Meanwhile, we view periodic bonuses, whether paid in cash or equity, as an important element of compensation for several reasons. Each full-time employee of the company is given a personal target bonus (calculated as a percentage of base salary), based upon factors such as seniority, job title and the existing targets of co-workers with comparable job responsibilities within the company. Bonuses help align individual employee efforts with overall corporate strategies and objectives. Bonuses also help us manage salary expense, while still allowing us to reward successes. By using bonuses as part of the compensation mix, we have greater flexibility in managing the timing and amounts of compensation. Over the past few years, we have awarded bonuses on an annual basis, after reviewing the company’s accomplishments against stated corporate goals adopted by the Board the prior year. These goals are designed to be challenging, so that one would not expect consistent achievement of 100% of the goals. In both 2006 and 2007, the company adopted annual corporate goals covering such things as advancement of our clinical strategies for our HuCNS-SC cells, effort towards fundraising, advancement in cell manufacturing practices, and development in our Liver Program. The Board may grant more than 100% of the target bonus in exceptional circumstances. Bonus levels are generally adjusted based upon the realization of these corporate goals, however the grant of bonuses is not formulaic. The number and nature of these goals are taken into consideration, with more important corporate goals typically weighing more heavily in the consideration process. The Compensation Committee and the Board as a whole use the corporate goals as a measure of success, but the amount of any bonus grant is completely within the Board’s sole discretion.
          Keeping these various principles in mind, we increased the annual base salary of our chief executive officer, Mr. McGlynn, from $365,000 to $385,000, effective March 2007. In 2007, we also increased Mr. McGlynn’s target bonus from 35 percent to 40 percent of his base salary, effective with respect to 2007 corporate goals, to reflect our view that his leadership is a major factor in the achievement of the corporate goals.
          We increased the annual base salary of our chief operating officer, Dr. Tsukamoto, from $275,000 to $300,000, effective March 2007, in recognition of her promotion in November 2006 to the position of chief operating officer. Her target bonus rate is 25 percent of her base salary.
          We increased the annual base salary of our chief financial officer, Mr. Young, from $250,000 to $275,000, effective March 2007, in recognition of his assuming additional duties in November 2006, becoming responsible for administrative functions including information technology in addition to his financial responsibilities. His target bonus rate is 25 percent of his base salary.

[1]	Accordingly, we omit tables showing pension benefits and non-qualified deferred compensation.

          In January 2007, after reviewing the company’s successes measured against its 2006 corporate goals, the Board and management awarded all employees of the company, including our executive officers, 80 percent of their target bonuses for 2006. The bonuses were calculated using each employee’s base wage rate as of January 1, 2006, and paid in February 2007. In Mr. McGlynn’s case, because his base salary on January 1, 2006 was $324,000 and because his target bonus was 35%, his 2006 bonus was $90,720. In Dr. Tsukamoto’s case, because her base salary on January 1, 2006 was $275,000 and because her target bonus was 25%, her 2006 bonus was $50,000. In Mr. Young’s case, because his base salary on January 1, 2006 was $250,000 and because his target bonus was 25%, his 2006 bonus was $50,000.
          In January 2008, after reviewing the company’s successes measured against its 2007 corporate goals, the Board and management awarded all employees of the company, including our executive officers, 80 percent of their target bonuses for 2007. The bonuses were calculated using each employee’s base wage rate as of January 1, 2007, and paid in February 2008. In Mr. McGlynn’s case, because his base salary on January 1, 2007 was $365,000 and because his target bonus rate was 40%, his 2007 bonus was $116,800. In Dr. Tsukamoto’s case, because her base salary on January 1, 2007 was $275,000 and because her target bonus was 25%, her 2007 bonus was $55,000. In Mr. Young’s case, because his base salary on January 1, 2007 was $250,000 and because his target bonus was 25%, his 2007 bonus was $50,000.
          Keeping in mind that salary increases for 2006 and 2007 were effective in the first payroll period in March of those years, and that bonuses are not paid until the February following the year to which they apply, the base salary and target bonus information presented above may be summarized as follows:

	Fiscal 2006	Fiscal 2007	Fiscal 2008
	Base Salary/Target	Base Salary/Target	Base Salary/Target
	Bonus	Bonus	Bonus
Martin M. McGlynn — President and CEO	$365,000/35% of $324,000	$385,000/40% of $365,000	$385,000/40% of $385,000
Ann Tsukamoto, Ph.D. — COO	$275,000/25% of $275,000	$300,000/25% of $275,000	$300,000/25% of $300,000
Rodney K.B. Young — CFO	$250,000/25% of $250,000	$275,000/25% of $250,000	$275,000/25% of $275,000
Other compensation of note: In the case of our chief executive officer, who moved to California to join the company, we also pay certain housing and transportation expenses. The Compensation Committee has taken this into account in deciding on his base salary. These reimbursements for housing and transportation expenses which, when grossed up for taxes, amount to approximately $200,000 per year.
Equity Compensation — general practices:
          We typically grant company-wide stock option awards to full-time employees once every year or two. In addition, we typically grant stock option awards to newly hired employees, effective as of their date of hire, and to existing employees upon their promotion. Both on-hire awards to non-executive officers and awards upon their promotion are usually made by either Mr. McGlynn, acting as the Board’s single-member committee, or by the Compensation Committee. Awards to executive officers are made only by either the Compensation Committee or by the full Board. Company-wide awards have usually been made at either a regularly scheduled Board or Compensation Committee meeting. The Compensation Committee has, however, expressed an interest in considering a change to a system whereby company-wide option awards would be made on a fixed date each year, and has requested a report from management on this topic.

          In August 2007, we awarded our employees stock options, on a company-wide basis, to purchase up to approximately 1.4 million shares of common stock at an exercise price of $2.21 per share. The company’s executive officers received, in the aggregate, options to purchase up to 750,000 shares. We may grant additional options to current employees in 2008.
          Unless otherwise specifically noted in the tables herein, all option awards:
•	to our employees, including our executive officers, are intended to be qualified incentive stock options (ISOs) to the fullest extent permitted by law;

•	have an exercise price set at the closing market price of our common stock on the grant date or on an adjacent market trading date if the market on which we are listed (now the NASDAQ Global market) is not open on the grant date; and

•	vest over four years, with one quarter of the shares included in any grant vesting on the anniversary of the grant and the remainder vesting at 1/48 per month thereafter, always provided that the grantee remains in the company’s employ on the vesting dates. These awards are time-vesting and do not depend on performance factors.
Of course, the Board or its committees have authority to make different provisions, but this seldom occurs at all and, in the case of executive officers, this has not occurred for at least five years, except as described below. All unvested options now held by executive officers are time-vesting rather than performance based.
          Equity Compensation — general practices:
Special note on 2006 equity compensation: As of 2006, employee ownership of the company, including ownership by executive officers, had been for a number of years been well below the norm for comparable biotechnology companies, and well below what the Compensation Committee considered desirable. Because biotechnology companies — and especially those pursuing truly novel therapeutics, as in our case — can face many challenges and potential delays before they can expect to become profitable, company ownership in the form of stock options or other stock-based awards such as stock appreciation rights (SARs) is a powerful incentive to employees to remain with us. Even though we have been fortunate in securing the loyalty of our most valuable employees, including our executive officers, we think it desirable both to reinforce that loyalty with incentives to stay on and to demonstrate a reciprocal loyalty on the part of the Board.
          The Board and the Compensation Committee had for some time been considering ways to address this sub-optimal degree of employee ownership (which we referred to as the “Historical Issue”), and in 2006, after reviewing data, including reports from two independent consultants, we took action to remedy the Historical Issue by increasing ownership levels and creating long-term compensation incentives for our employees, including our executive officers. The results of these two reports proved extremely similar. One of the reports, by Radford Consultants (the “CEO Compensation Assessment”), evaluated our chief executive officer’s compensation against some 19 other companies approved by the Compensation Committee based upon criteria such as stage of development, employee size and market capitalization. (See the company’s Schedule 14A for 2007 for a listing of these companies and more discussion.) We also considered the table of ratios from the “2005 Stock Options as a percentage of Outstanding Shares Report — BIO” published by Radford (the “Radford Ratios”) which showed typical ownership levels of various officers and employees of biotech companies relative to the ownership of the chief executive officer.

          Using the CEO Compensation Assessment and the Radford Ratios as a guideline for remedying the Historical Issue, the Compensation Committee recommended to the full Board that employee ownership be keyed to 2.8 percent ownership (of fully diluted outstanding stock) by the chief executive officer. The Board unanimously adopted this recommendation at its July 21, 2006 meeting, at which the Board granted employees a total of 1,389,600 cash-settled stock appreciation rights plus options to purchase up to 1,909,451 shares. The Compensation Committee further recommended that an additional grant of 175,000 SARs be made to Mr. McGlynn, bringing his percentage ownership to 3 percent, reflecting its view of his outstanding performance; this brought his equity ownership to a point between the 50th and the 75th percentile among the companies considered in the CEO Compensation Assessment Report. Again, the Board concurred unanimously (with the exception of Mr. McGlynn, who was not present for the discussion or vote).
          The effect of these decisions on the executive officers in July 2006 was as follows:

Name & Principal	Number of SARs	Number of Shares Underlying
Position	Granted	Options Granted
Martin M. McGlynn — President and CEO	762,335	672,665
Ann Tsukamoto, Ph.D. — COO	145,874	184,976
Rodney K.B. Young — CFO	—	80,000
Special note on 2008 equity compensation: In January 2008 and then again in March 2008, the Compensation Committee, having noted the significant decline in market prices for biotechnology companies generally and of the poor economic and market conditions in the United States, met to discuss how best to provide long-term incentives to key employees of the company. In particular, the Compensation Committee noted that most (approximately 90%) of the outstanding employee options at the end of 2007 had a strike price significantly higher than the trading price of the company’s common stock and that these options were therefore not likely to provide a strong retention incentive. The weighted average exercise price of outstanding employee options at the end of 2007 was $2.36 and the average closing price for January 2008 was $1.31.
          Being mindful of these things, the Compensation Committee determined it was in the company’s interest to grant additional long-term equity compensation to a limited number of employees considered important to our long-term success. Consequently, in March 2008, the Compensation Committee approved the award of 1,650,000 restricted stock units to certain employees of the company. Each of the restricted stock grants vests over three years, with one-third vesting on each of the three anniversaries following the grant. Of this amount, the executive officers of the company received, in the aggregate, 825,000 restricted stock units. These restricted stock units were intended to augment the existing outstanding options held by employees, including our executive officers, to provide additional retention incentives and to encourage actions designed to increase long-term stockholder value.

          The following table summarizes the restricted stock units awarded to our executive officers in March 2008:

Name & Principal Position	Number of Restricted Stock Units Granted
Martin M. McGlynn — President and CEO	412,500
Ann Tsukamoto, Ph.D. — COO	206,250
Rodney K.B. Young — CFO	206,250
Employment, Severance and Change-in-Control Agreements
Employment agreements: Mr. Martin McGlynn joined the company as our president and chief executive officer on January 15, 2001. Under the terms of an employment agreement between Mr. McGlynn and the company, dated January 2, 2001, as amended, Mr. McGlynn received an initial annual base salary of $275,000 per year, reviewable annually by the Board of Directors, and a bonus, in the Board’s sole discretion, of up to 25% of his base salary. Over time, however, the Board has increased his base salary and target bonus so that they are, as of March 2008, $385,000 and 40% of his base salary, respectively. By virtue of his January 2001 employment agreement, Mr. McGlynn was granted an option to purchase 400,000 shares of our common stock with an exercise price equal to the fair market value of the common stock on the initial date of his employment, one fourth to vest on the first anniversary of his employment and the remaining three-fourths to vest in equal monthly installments during his second through fourth years of employment. The employment agreement also provided that the Board could, in its sole discretion, grant Mr. McGlynn a bonus option to purchase up to an additional 25,000 shares, which it did. We also agreed to pay Mr. McGlynn a $50,000 relocation bonus and to reimburse him for relocation expenses, and have done so.
          Dr. Ann Tsukamoto joined the company in November 1997 and has served as our chief operating officer since November 2006. Under the terms of an employment agreement between Dr. Tsukamoto and the company, dated February 2, 1998, Dr. Tsukamoto received an annual base salary of $130,000 per year and a discretionary target bonus of up to 10% of her base salary. Over time, however, the Board has increased her base salary and target bonus so that they are, as of March 2008, $300,000 and 25% of her base salary, respectively. Also pursuant to her employment agreement, we provide Dr. Tsukamoto with $750,000 of term life insurance on an annual basis during her employment.
          Mr. Rodney Young joined the company in September 2005 as our chief financial officer and vice president of finance. Under the terms of his agreement with the company, dated August 16, 2005, Mr. Young received an initial annual base salary of $250,000 per year, with a target bonus of up to 25% of his base salary. Over time, however, the Board has increased his base salary so that they are, as of March 2008, $275,000 and 25% of his base salary, respectively. By virtue of his August 2005 employment agreement, Mr. Young was granted an option to purchase 450,000 shares of our common stock. This option will vest over 48 months; with one-quarter of the shares vesting on the first anniversary of the date on which Mr. Young’s employment began and the remaining shares vest, subject to his continued employment by the company, vesting at the rate of 1/48th per month on the last day of each month during the ensuing 36 months. In addition, the employment agreement provided for an option to acquire no less than 25,000 shares of our common stock at the closing price of the stock on the date of grant, the first anniversary of his employment. The grant of 25,000 shares was duly made, and will vest in the same manner as his earlier option grant over 48 months, subject to his continued employment by the company.

Severance arrangements: Each of the executive officers would receive payments upon termination of his or her employment by us without cause2 or consequent to a change of control or, in the case of Mr. McGlynn, by virtue of disability. In the case of Mr. McGlynn, upon termination without cause, we would continue to pay salary and provide benefits for one year, at the base wage rate wage rate then in effect. If the termination were associated with a change of control, the company would pay (in a lump sum) (i) two years of salary and the reasonably projected cost of healthcare benefits, (ii) a bonus with respect to the termination year at 25% of the base salary, pro-rated for the portion of the year served, and (iii) a tax gross up; in addition, all unvested stock options would vest and all stock options would be exercisable for two years after termination. If Mr. McGlynn’s employment were terminated on account of disability, we would continue to pay his salary for up to six months (or until he obtained other employment or became eligible for disability income under a company plan, if sooner).
          In the case of Dr. Tsukamoto, upon termination without cause whether or not associated with a change of control, we would continue to pay Dr. Tsukamoto’s salary and provide benefits for 12 months, at the rate then in effect. Dr. Tsukamoto’s agreement provides that if the termination were associated with a change of control, any unvested options granted pursuant to the company’s 1992 Equity Incentive Plan would vest upon termination.
          In the case of Mr. Young, upon termination without cause, we would continue to pay salary and provide benefits for six months, at the rate then in effect. If the termination were associated with a change of control, we would continue to pay Mr. Young’s salary and provide benefits (including his share of COBRA, grossing up for the tax effects, if any) for 12 months; in this event, any unvested options and any other stock awards held by him would vest upon termination.
          If we terminate the employment of any executive officer for cause or if the officer resigns without good cause, he or she would not be entitled to any severance or other benefits.

[2]	Or termination by the executive officer for good reason, as defined in the agreement.

Potential Payments Upon Termination or Change- in-Control
          The following table displays the value of what the executive officers would have received from us had their employment been terminated on December 31, 2007:

					Early Vesting of
Officer	Salary	Bonus	Health		Options		Total
CEO
Terminated without cause	$385,000	0	$19,439		0		$404,439
Terminated, change of control	$770,000	$96,250	$56,665	(1)	$1,969	(2)	$924,884
Disability(3)	$192,500	0	0		0		$192,500
Other	0	0	0		0		0
COO
Terminated without cause	$300,000	0	$10,298		0		$310,298
Terminated, change of control	$300,000	0	$10,298		$1,266	(4)	$311,564
Other	0	0	0		0		0
CFO
Terminated without cause	$137,500	0	$6,196		0		$143,696
Terminated, change of control	$275,000	0	$12,392		$0	(5)	$287,392
Other	0	0	0		0		0

(1)	Includes tax gross-up on 2 years of healthcare costs.

(2)	By agreement, all options vest and remain exercisable for 2 years.

(3)	Payments stop before 6 months if individual obtains other full-time employment or qualifies for payments under any disability income plan provided by the company.

(4)	An agreement with Dr. Tsukamoto provided for vesting of her options issued under an equity incentive plan that did not provide for 100% automatic vesting on change of control, but those options have all vested. All of our other equity incentive plans provide for accelerated vesting of outstanding unvested options upon a change of control.

(5)	All unvested options issued under the applicable equity incentive plans vest upon a change of control under the terms of those plans.
Compensation Committee Report
          The Compensation and Stock Option Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of SEC Regulation S-K with management. Based on this review and these discussions, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the company’s annual report and proxy statement for 2008.
COMPENSATION AND STOCK OPTION COMMITTEE
John J. Schwartz, Ph.D., Chairman
Eric Bjerkholt
Desmond O’Connell
Notwithstanding anything to the contrary set forth in any of our previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that incorporate future filings, in whole or in part, the foregoing Compensation and Stock Option Committee Report shall not be incorporated by reference into any such filings.
Executive Officer Compensation Table
          The following table sets forth information with respect to the compensation of our executive officers for the fiscal year ended December 31, 2007. Because the “Option awards” column reflects the dollar amounts recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007 in accordance with SFAS 123(R), these imputed values include amounts from awards granted from 2002 through 2007.

Summary Compensation Table for 2007

				Option	All other
Name & Position	Year	Salary ($)(1)	Bonus $(2)	awards(3) ($)	Compensation $(4)		Total $
Martin McGlynn, President and CEO	2007	383,019	116,800	748,547	213,927	(5)	1,462,293
	2006	357,115	90,720	497,604	213,110		1,158,549

Ann Tsukamoto, Ph.D., COO	2007	296,827	55,000	228,721	23,562	(6)	604,110
	2006	270,192	50,000	155,008	13,650		488,850

Rodney Young, CFO	2007	271,731	50,000	518,908	21,668	(7)	862,307
	2006	250,000	50,000	468,974	8,911		777,885

(1)	Includes amounts earned but deferred at the election of the named executive officers, such as salary deferrals under the company’s 401(k) plan established under Section 401(k) of the U.S. Internal Revenue Code.

(2)	Each employee’s target bonus is based on his or her salary as of January 1 of the year to which it applies. Salary increases for 2007 went into effect for the first pay period in March 2007, so bonuses were based on the salaries in effect before those increases. The Board awarded 80% of the target bonus for all company employees. For further description of the non-equity incentive plan see discussion in “Compensation Discussion and Analysis” and “Compensation of Named Executive Officers,” above.

(3)	Reference is made to Note 6 “Stock-Based Compensation” in our Form 10-K for the period ended December 31, 2007, filed with the SEC on March 14, 2008, which identifies assumptions made in the valuation of option awards in accordance with SFAS 123R. The company’s stock-based compensation expense recognized under SFAS 123R reflects an estimated forfeiture rate of 13.06% in 2007. The values recognized in the “Option Awards” column above do not reflect such expected forfeitures.

(4)	Amounts include employer contributions credited under our 410(k) plan. Under the 401(k) plan, which is open to substantially all of our employees, we make matching contributions based on each participant’s voluntary salary deferrals, subject to plan and Code limits in the form of company common stock. We match participant contributions on a 1:2 basis up to a maximum of 3% of the employee’s salary. Registered stock is valued and transferred to the employee’s 401(k) account at the end of calendar each quarter.

(5)	Includes $10,609 in company contributions under the 401(k) plan, as well as an allowance for housing and transportation costs plus a tax gross-up on that allowance ($201,406).

(6)	Includes $10,250 in company contributions under the 401(k) plan, as well as life insurance in addition to the group life coverage ($1,180).

(7)	Includes $7,750 in company contributions under the 401(k) plan.

Grants of Plan-Based Awards
The following table shows grants of plan-based awards made to our named executive officers during the fiscal year ended December 31, 2007:

		All Other
		Option	Exercise
		Awards:	or Base
		Number of	Price of	Grant Date
		Securities	Option	Fair Value of
	Grant	Underlying	Awards	Option
Name & Principal Position	Date	Options (#)	($/share)	Awards ($)
Martin McGlynn — President and CEO	8/23/07	450,000	2.21	783,000

Ann Tsukamoto, Ph.D. — COO	8/23/07	150,000	2.21	261,000

Rodney K.B. Young — CFO	8/23/07	150,000	2.21	261,000

With respect to non-equity incentive plan awards for fiscal year 2007, the Compensation Committee set specific corporate targets and goals as described in the “Compensation Discussion and Analysis” above.

The options granted in 2007 to our named executive officers were made pursuant to our 2004 and 2006 equity incentive plans. Generally, stock options granted to employees have a maximum term of 10 years, and vest over a four year period from the date of grant: 25% vest at the end of the first year, and 75% vest monthly in equal increments over the remaining three years. We may grant options with different vesting terms from time to time. However, the options granted in 2007 to our named executive officers have our standard vesting terms. Unless an employee’s termination of service is due to retirement, disability or death, upon termination of service, any unexercised vested options will be forfeited at the end of three months or the expiration of the option, whichever is earlier.

Outstanding Equity Awards at Fiscal 2007 Year-End
     The following table shows equity awards held by our named executive officers as of December 31, 2007:

	Option Awards					SARs Awards
		Number of	Number of				Number of
		Securities	Securities				Securities	Number of
		Underlying	Underlying				Underlying	Securities	SAR
		Unexercised	Unexercised	Option			Unexercised	Underlying	Exercis
		Options	Options	Exercise	Option		SARs	Unexercised	e	SAR
	Option Grant	(#)	(#)	Price	Expiration	Date of	(#)	SARs(#)	Price	Expiration
Name	Date	Exercisable(1)	Unexercisable(1)	($/sh)(1)	Date	Award	Exercisable(2)	Unexercisable(2)	(2)	Date
Martin McGlynn	1/15/2001	400,000		$2.87	1/15/2011
President and CEO	10/2/2001	75,000		$2.09	10/2/2011
	2/12/2002	25,000		$2.96	2/12/2012
	5/2/2002	25,000		$2.01	5/2/2012
	2/5/2003	57,000		$0.94	2/5/2013
	9/2/2004	284,374	65,626	$1.53	9/2/2014
	7/21/2006	434,430	238,235	$2.00	7/21/2016	7/21/2006	269,993	492,342	$2.00	7/21/2016
	8/23/2007		450,000	$2.21	8/23/2017
Ann Tsukamoto, Ph. D.	2/2/1998	60,000		$2.94	2/2/2008
COO	7/10/1998	22,500		$1.28	7/10/2008
	9/1/1999	25,000		$1.19	9/1/2009
	10/19/1999	3,750		$1.28	10/19/2019
	6/26/2001 (3)	12,000		$3.10	6/26/2011
	10/22/2001	30,000		$2.62	10/22/2011
	10/7/2002	60.000		$0.61	10/7/2012
	9/3/2004	182,812	42,188	$1.53	9/3/2014
	7/21/2006	65,512	119,464	$2.00	7/21/2016	7/21/2006	51,663	94,211	$2.00	7/21/2016
	8/23/2007		150,000	$2.21	8/23/2017
Rodney K.B.. Young	9/6/2005	253,124	196,876	$5.43	9/6/2015
CFO	7/21/2006	28,333	51,667	$2.00	7/21/2016
	9/6/2006	7,812	17,188	$2.28	9/6/2016
	8/23/2007		150,000	$2.21	8/23/2017

(1)	Unless otherwise noted, options are granted at the close of market price on the grant date (or on an adjacent market trading day if the NASDAQ is closed on the grant date); they vest over a period of four years as follows: twenty-five percent (25%) of the option vests on the first anniversary of the grant date and 1/48 of the original grant vests each additional month of service.

(2)	SARs were granted to certain employees on July 21, 2006 to redress certain perceived inequities as described in the in the “Compensation Discussion and Analysis,” above. The terms of the SARs are essentially identical to those of the options granted on the same date; they have the same vesting schedule and same exercise price.

(3)	This was one of eight non-qualified, performance-based options granted by the Compensation Committee on June 26, 2001 to employees who had been given year-long goals in January 2001. The exercise price was set at $3.10, which the committee determined to be approximately equal to the average market value during January 2001. The grants vested on December 31, 2001 to the extent that the individual goals had been achieved by the respective employees. It was determined that 12,000 of the 12,500 shares originally covered by the option issued to Dr. Tsukamoto had been earned, and the remaining 500 shares were cancelled. In accordance with APB 25, the company recorded $19,375 of compensation expense in 2001 in respect of this award.

Option Exercises
     The following table shows option and stock exercises during the fiscal year ended December 31, 2007 by our named executive officers:

Option Awards
Number of
Shares
	Acquired on	Value Realized
	Exercise	on Exercise
Name & Principal Position	(#)	($)
Martin McGlynn — President and CEO	146,000	$376,680 (1)
Ann Tsukamoto, Ph.D. — COO	—	—
Rodney K.B. Young — CFO	—	—

(1)	Represent the excess of the fair market value of the shares exercised on the exercise date over the aggregate exercise price of such shares.
Director Compensation
          Non-employee directors receive quarterly retainers of $4,500 ($8,750 for the chairman); the chairs of the standing committees receive quarterly stipends of $1,000 (Audit Committee) or $500 (Compensation and Corporate Governance Committees). Non-employee directors also receive $1,500 for each board meeting, and $1,000 for each standing committee meeting, attended in person or by videoconference ($500 for each meeting attended by telephone). All dollar amounts are paid in cash. Non-employee directors receive an initial option to purchase 20,000 shares, with one third of these option shares vesting on each of the three anniversaries following the grant, and an option to purchase 10,000 shares upon each anniversary of their appointments, vesting one year after issuance, each exercisable at the fair market value of the stock on the date of the respective grant. Directors are reimbursed for their expenses in attending meetings of the Board of Directors and meetings of committees of the Board of Directors.
Director Compensation Table
          The following table summarizes compensation paid to our non-employee directors, including annual Board and committee retainer fees and meeting attendance fees, for the year ended December 31, 2007:

	Fees
	Earned		Stock
	or Paid		Option		All Other
	in Cash		Awards(1)		Compensation		Total
Name	($)		($)		($)		($)
Eric Bjerkholt	34,000	(2)	32,655	(3)	—		66,655
Ricardo Levy, Ph.D.	31,000	(4)	17,267	(5)	—		48,267
Desmond O’Connell	26,833	(6)	15,836	(7)	—		42,669
Roger Perlmutter, M.D., Ph.D.	25,500	(8)	24,521	(9)	—		50,021
John Schwartz, Ph.D.	50,500	(10)	27,308	(11)	—		77,808
Irving Weissman, M.D.	25,500	(12)	16,173	(13)	50,000	(14)	91,673

(1)	These amounts reflect expense recognized by us in 2007 for a portion of the current and prior year option awards to directors. Reference is made to Note 6 “Stock-Based Compensation” which identifies assumptions made in the valuation of option awards in accordance with Financial Accounting Standards No. 123R (SFAS 123R). The company’s stock-based compensation expense recognized under SFAS 123R reflects an estimated forfeiture rate of 13.06% in 2007. The values recognized in the “Option Awards” column above do not reflect such expected forfeitures. Since September 2004, each non-employee director is granted, after an initial grant of an option to purchase 20,000 shares upon appointment, with one third of these option shares vesting on each of the three anniversaries following the grant, and an option to purchase 10,000 shares upon each anniversary of their appointments, vesting one year after issuance. The exercise price is the closing price of the stock on the grant date or, if the NASDAQ market is not open on that date, the closing price on the last preceding market day. Prior to September 2004, each non-employee director was granted, after an initial grant of an option to purchase 20,000 shares upon appointment, an option for 15,000 shares upon each three-year re-election to the Board. Each of these options vest in equal portions over three years on the anniversaries of the respective grants.

(2)	Includes an annual retainer of $18,000, a fee for Mr. Bjerkholt’s role on the Audit Committee of $4,000, a fee for Mr. Bjerkholt’s role on the Compensation Committee of $2,000, and additional fees of $10,000 for Board and committee meetings attended. Also, includes $9,500 earned in 2007 but paid in 2008.

(3)	Mr. Bjerkholt was granted an option to purchase 10,000 shares of common stock on March 1, 2007. The fair value of this option computed in accordance with SFAS 123R was $20,917. As of December 31, 2007, Mr. Bjerkholt had options outstanding for the purchase of 50,000 shares.

(4)	Includes an annual retainer of $18,000, a fee for Dr. Levy’s role on the Audit Committee of $4,000, a fee for Dr. Levy’s role on the Corporate Governance Committee of $2,000, and additional fees of $7,000 for Board and committee meetings attended. Also includes $9,000 earned in 2007 but paid in 2008.

(5)	Dr. Levy was granted an option to purchase 10,000 shares of common stock on September 26, 2007. The fair value of this option computed in accordance with SFAS 123R was $16,927. As of December 31, 2007, Dr. Levy had options outstanding for the purchase of 112,165 shares.

(6)	Includes an annual retainer of $18,000, a fee for Mr. O’Connell’s role on the Compensation Committee of $1,833, and additional fees of $7,000 for Board and committee meetings attended. Also includes $13,000 earned in 2007 but paid in 2008.

(7)	Mr. O’Connell was granted an option to purchase 20,000 shares of common stock on January 10, 2007. The fair value of this option computed in accordance with SFAS 123R was $56,000. As of December 31, 2007, Mr. O’Connell had options outstanding for the purchase of 20,000 shares.

(8)	Includes an annual retainer of $18,000, a fee for Dr. Perlmutter’s role on the Corporate Governance Committee of $2,000, and additional fees of $5,500 for Board and committee meetings attended. Also includes $5,500 earned in 2007 but paid in 2008.

(9)	Dr. Perlmutter was granted an option to purchase 10,000 shares of common stock on December 14, 2007. The fair value of this option computed in accordance with SFAS 123R was $13,483. As of December 31, 2007, Dr. Perlmutter had options outstanding for the purchase of 133,503 shares.

(10)	Includes an annual retainer of $35,000, a fee for Dr. Schwartz’s role on the Audit Committee of $4,000, a fee for Dr. Schwartz’s role on the Corporate Governance Committee of $2,000, a fee for Dr. Schwartz’s role on the Compensation Committee of $2,000, and additional fees of $7,500 for Board and committee meetings attended. Also includes $13,250 earned in 2007 but paid in 2008.

(11)	Dr. Schwartz was granted an option to purchase 10,000 shares of common stock on April 18, 2007. The fair value of this option computed in accordance with SFAS 123R was $22,083. As of December 31, 2007, Dr. Schwartz had options outstanding for the purchase of 290,958 shares.

(12)	Includes an annual retainer of $18,000 and additional fees of $7,500 for Board and committee meetings attended. Also includes $6,000 earned in 2007 but paid in 2008.

(13)	Dr. Weissman was granted an option to purchase 10,000 shares of common stock on October 1, 2007. The fair value of this option computed in accordance with SFAS 123R was $16,088. As of December 31, 2007, Dr. Weissman had options outstanding for the purchase of 210,292 shares.

(14)	Dr. Weissman receives $50,000 per year for his services as a consultant and as the chairman of our Scientific Advisory Board.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
          The following table shows the number of shares of our common stock beneficially owned, as of March 1, 2008, by (i) each shareholder known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) our directors and executive officers as a group. In general, “Beneficial Ownership” refers to shares that an individual or entity has the power to vote or dispose of, and any rights to acquire common stock that are currently exercisable or will become exercisable with 60 days of March 1, 2008. Unless otherwise indicated, we believe that each person named below, based on information furnished by such owners, holds sole investment and voting power with respect to such shares, subject to community property laws where applicable, and that there are no other affiliations among the stockholders listed in the table. We calculated percentage ownership using the total number of shares outstanding as of March 1, 2008, 80,810,302 shares.

	Shares	Percentage of
	Beneficially	Class Beneficially
Name and Address of Beneficial Owner*	Owned	Owned***
Eric H. Bjerkholt(1)	50,000	*	*
Ricardo Levy(2)	102,165	*	*
Martin McGlynn (3)	1,218,539	1.5%
Desmond O’Connell(4)	17,166	*	*
Roger M. Perlmutter(5)	123,503	*	*
John J. Schwartz(6)	290,958	*	*
Ann Tsukamoto (7)	484,841	*	*
Irving Weissman(8)	1,198,541	1.5%
Rodney K.B. Young(9)	344,216	*	*
All directors and executive officers as a group	3,829,929	4.7%

*	The address of all persons listed in the table is c/o StemCells, Inc., 3155 Porter Drive, Palo Alto, California 94304.

**	Less than 1%

(1)	Includes 50,000 shares issuable upon exercise of stock options exercisable within 60 days of March 1, 2008.

(2)	Includes 102,165 shares issuable upon exercise of stock options exercisable within 60 days of March 1, 2008.

(3)	Includes 1,189,831 shares issuable upon exercise of stock options exercisable within 60 days of March 1, 2008. Includes 28,708 shares included in Mr. McGlynn’s 401(k) plan.

(4)	Includes 6,666 shares issuable upon exercise of stock options exercisable within 60 days of March 1, 2008. Includes 500 shares owned by a family member, as to which Mr. O’Connell disclaims beneficial ownership.

(5)	Includes 123,503 shares issuable upon exercise of stock options exercisable within 60 days of March 1, 2008.

(6)	Includes 290,958 shares issuable upon exercise of stock options exercisable within 60 days of March 1, 2008.

(7)	Includes 424,489 shares issuable upon exercise of stock options exercisable within 60 days of March 1, 2008. Includes 33,518 shares included in Dr. Tsukamoto’s 401(k) plan. Includes a total of 26,834 shares held in trusts for the benefit of Dr. Tsukamoto and her family members, including 4,000 shares owned by Dr. Tsukamoto’s parents as to which she disclaims beneficial ownership.

(8)	Includes 200,292 shares issuable upon exercise of stock options exercisable within 60 days of March 1, 2008. Includes 24,187 shares held in trust for Dr. Weissman’s children as to which he disclaims beneficial ownership.

(9)	Includes 335,519 shares issuable upon exercise of stock options exercisable within 60 days of March 1, 2008. Includes 8,697 shares included in Mr. Young’s 401(k) plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
          Related parties can include any of our directors or executive officers, certain of our stockholders and their immediate family members. Each year, we prepare and require our directors and executive officers to complete Director and Officer Questionnaires identifying any transactions with us in which the officer or director or their family members have an interest. This helps us identify potential conflicts of interest. A conflict of interest occurs when an individual’s private interest interferes, or appears to interfere, in any way with the interests of the company as a whole. Our code of ethics requires all directors, officers and employees who may have a potential or apparent conflict of interest to immediately notify our general counsel, who serves as our compliance officer; in addition, the Corporate Governance Committee of the Board of Directors is responsible for considering and reporting to the Board any questions of possible conflicts of interest of Board members. Our ethics code further requires pre-clearance before any employee, officer or director engages in any personal or business activity that may raise concerns about conflict, potential conflict or apparent conflict of interest. Copies of our code of ethics and the Corporate Governance Committee charter are posted on the corporate governance section of our website at www.stemcellsinc.com.
          In evaluating related party transactions and potential conflicts of interest, our compliance officer and independent directors apply the same standards of good faith and fiduciary duty they apply to their general responsibilities. They will approve a related party transaction only when, in their good faith judgment, the transaction is in the best interest of the company.
          Dr. Weissman, a member of the Board of Directors, was retained in September 1997 to serve as a consultant to us. Pursuant to his consulting agreement, Dr. Weissman provides consulting services to us and serves on our Scientific Advisory Board. In return, we pay Dr. Weissman $50,000 per year for his services and we granted him, in 1997, an option to purchase 500,000 shares of common stock for $5.25 per share. This option expired in 2007 on the ten-year anniversary of its grant without being exercised. We also agreed to nominate Dr. Weissman for a position on the Board of Directors, and he agreed to serve if elected. Since October 1, 2000, he has been compensated for this service in the same manner and amount as other non-employee members of the Board. The consulting agreement with Dr. Weissman contains confidentiality, non-competition, and assignment of invention provisions and is for a term of fifteen years, subject to earlier termination by either party.
          In 2007, Dr. Weissman was a member of the board of directors and co-chairman of the scientific advisory board of Cellerant Therapeutics, Inc. (“Cellerant”), a privately-owned biotechnology company that was a tenant in the building in which we are located. (Cellerant was formerly known as Celtrans, LLC, and Dr. Weissman was at one time its interim chief executive officer and a member of its board of managers.) We have also provided Cellerant use of part of our animal facility and access to our irradiator under space-sharing and other agreements. The last of these agreements expired as of June 30, 2006. Dr. Weissman resigned from Cellerant’s board of directors and its scientific advisory board in January 2008.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit and Tax Fees
          The Board of Directors, upon the recommendation of the Audit Committee, has selected the independent accounting firm of Grant Thornton LLP to audit the accounts of the company for the year ending December 31, 2008.
          The Audit Committee considered the tax compliance services provided by Grant Thornton LLP, concluded that provision of such services is compatible with maintaining the independence of the independent accountants, and approved the provision by Grant Thornton LLP of tax compliance services with respect to the year ending December 31, 2007.
          The Audit Committee received the following information concerning the fees of the independent accountants for the years ended December 31, 2006 and 2007, has considered whether the provision of these services is compatible with independence of the independent accountants, and concluded that it is:

	Year Ended
	12/31/07	12/31/06
Audit fees(1)	$480,029	$425,630

Tax fees	$31,376	$21,000

(1)	Audit fees represents fees for the integrated audit of our annual consolidated financial statements and reviews of the interim consolidated financial statements, and review of audit-related SEC filings; also includes fees related to issuing comfort letter(s) in 2007 and fees for auditing management’s assessment of internal controls in 2006. Audit and tax fees include administrative overhead charges and reimbursement for out-of-pocket expenses.
Pre-Approval Policies and Procedures
          The Audit Committee has adopted policies and procedures for pre-approving all services (audit and non-audit) performed by our independent auditors. In accordance with such policies and procedures, the Audit Committee is required to pre-approve all audit and non-audit services to be performed by the independent auditors in order to assure that the provision of such services is in accordance with the rules and regulations of the SEC and does not impair the auditors’ independence. Under the policy, pre-approval is generally provided up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. In addition, the Audit Committee may pre-approve additional services on a case-by-case basis. During 2007 and 2006, all services performed by our independent auditors were pre-approved.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEMCELLS, INC.
By:	/s/ Martin McGlynn
Martin McGlynn
PRESIDENT AND CHIEF EXECUTIVE OFFICER

Dated: April 29, 2008
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Martin McGlynn	President and Chief Executive Officer	April 29, 2008
Martin McGlynn	and Director (principal executive officer)

/s/ Rodney K.B. Young	Chief Financial Officer	April 29, 2008
Rodney K.B. Young	(principal financial officer)
April 29, 2008
/s/ George Koshy	Chief Accounting Officer
George Koshy	(principal accounting officer)

April 25, 2008
/s/ Eric Bjerkholt	Director
Eric Bjerkholt

April 25, 2008
/s/ Ricardo B. Levy, Ph.D.	Director
Ricardo B. Levy, Ph.D.

April 25, 2008
/s/ Desmond H. O’Connell, Jr.	Director
Desmond H. O’Connell, Jr.

April 25, 2008
/s/ Roger M. Perlmutter, M.D.	Director
Roger M. Perlmutter, M.D.

April 25, 2008
/s/ John J. Schwartz, Ph.D.	Director, Chairman of the Board
John J. Schwartz, Ph.D.

April 25, 2008
/s/ Irving L. Weissman, M.D.	Director
Irving L. Weissman, M.D.

Exhibit Index

31.1	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Martin McGlynn, Chief Executive Officer)

31.2	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rodney K.B. Young, Chief Financial Officer)