Form 10-Q
period 2008-03-31
STEMCELLS INC
filed 2008-05-06
CIK 883975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2008	Commission File Number: 0-19871
STEMCELLS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	94-3078125
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
At May 1, 2008, there were 80,810,302 shares of Common Stock, $.01 par value, issued and outstanding.

STEMCELLS, INC.
NOTE REGARDING REFERENCES TO OUR COMMON STOCK
Throughout this Form 10-Q, the words “we,” “us,” “our,” and “StemCells” refer to StemCells, Inc., including StemCells California, Inc., our-owned subsidiary, and the owner or licensee of most of our intellectual property. “Common stock” refers to our common stock, $.01 par value.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
STEMCELLS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$12,610,351	$9,759,169
Marketable securities, current	16,748,166	26,696,413
Other receivables	238,944	264,631
Note receivable	1,000,000	1,000,000
Prepaid assets	809,301	1,032,482

Total current assets	31,406,762	38,752,695

Marketable securities, non-current	1,998,976	3,150,971
Property, plant and equipment, net	3,700,466	3,905,404
Other assets, non-current	1,760,061	1,710,829
Intangible assets, net	723,385	762,667

Total assets	$39,589,650	$48,282,566

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$807,441	$1,813,595
Accrued expenses	1,506,232	2,462,252
Accrued wind-down expenses, current	1,382,842	1,374,632
Deferred rent, current	305,145	290,391
Deferred revenue, current	33,753	43,909
Capital lease obligation, current	17,825	17,530
Bonds payable, current	168,750	136,250

Total current liabilities	4,221,988	6,138,559

Capital lease obligation, non-current	20,700	25,269
Bonds payable, non-current	944,167	1,009,166
Deposits and other long-term liabilities	527,804	527,804
Accrued wind-down expenses, non-current	4,538,699	4,768,859
Deferred rent, non-current	360,858	437,144
Deferred revenue, non-current	159,658	163,865

Total liabilities	10,773,874	13,070,666
Commitment and contingencies (Note 5)
Stockholders’ equity:
Common stock, $.01 par value; 125,000,000 shares authorized; issued and outstanding 80,768,042 at March 31, 2008 and 80,681,087 at December 31, 2007	807,680	806,810
Additional paid-in capital	265,614,200	264,603,711
Accumulated deficit	(236,459,736)	(229,914,747)
Accumulated other comprehensive loss	(1,146,368)	(283,874)

Total stockholders’ equity	28,815,776	35,211,900

Total liabilities and stockholders’ equity	$39,589,650	$48,282,566

See Notes to Condensed Consolidated Financial Statements.

STEMCELLS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	March 31,
	2008	2007
Revenue:
Revenue from licensing agreements	$17,350	$5,946
Operating expenses:
Research and development	4,499,751	4,019,138
General and administrative	2,254,203	2,264,548
Wind-down expenses	160,250	221,765

Total operating expenses	6,914,204	6,505,451

Loss from operations	(6,896,854)	(6,499,505)
Other income (expense):
License and settlement agreement, net	—	550.467
Realized gain on sale of marketable securities	—	717,621
Interest income	383,665	653,606
Interest expense	(28,191)	(33,317)
Other expense	(3,609)	(8,624)

Total other income, net	351,865	1,879,753

Net loss	($6,544,989)	($4,619,752)

Basic and diluted net loss per share	($0.08)	($0.06)
Shares used to compute basic and diluted loss per share	80,703,962	78,566,195
See Notes to Condensed Consolidated Financial Statements.

STEMCELLS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended
	March 31,
	2008	2007
Cash flows from operating activities:

Net loss	($6,544,989)	($4,619,752)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	302,647	266,481
Stock-based compensation	1,011,359	701,253
Gain on sale of marketable securities	—	(717,621)
Non-cash income from license and settlement agreement, net	—	(550,467)
Changes in operating assets and liabilities:
Accrued interest and other receivables	25,687	135,759
Prepaid and other assets, current	223,181	53,116
Other assets, non-current	(49,232)	—
Accounts payable and accrued expenses	(1,962,174)	(236,271)
Accrued wind-down expenses	(221,950)	(151,555)
Deferred revenue	(14,363)	(4,207)
Deferred rent	(61,532)	(47,603)
Deposits and other long-term liabilities	—	(81,181)

Net cash used in operating activities	(7,291,366)	(5,252,048)

Cash flows from investing activities:
Proceeds from the sale of marketable securities	10,237,748	3,076,691
Purchases of property, plant and equipment	(58,427)	(124,906)

Net cash provided by investing activities	10,179,321	2,951,785

Cash flows from financing activities:

Proceeds from issuance of common stock, net	—	1,290,437
Proceeds from the exercise of stock options	—	200,908
Repayment of capital lease obligations	(4,274)	—
Repayment of debt obligations	(32,499)	(65,000)

Net cash (used in) provided by financing activities	(36,773)	1,426,345

Increase (decrease) in cash and cash equivalents	2,851,182	(873,918)
Cash and cash equivalents, beginning of period	9,759,169	51,795,529

Cash and cash equivalents, end of period	$12,610,351	$50,921,611

Supplemental disclosure of cash flow information:

Interest paid	$28,191	$33,317

See Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2008 and 2007
Note 1. Summary of Significant Accounting Policies
Nature of Business
          StemCells, Inc., a Delaware corporation, is a biopharmaceutical company that operates in one segment, the development of novel cell-based therapeutics designed to treat human diseases and disorders.
          The accompanying financial data as of and for the three months ended March 31, 2008 and 2007 has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (US GAAP) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2007 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by US GAAP. However, we believe that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
          We expect to incur additional operating losses over the foreseeable future. We have very limited liquidity and capital resources and must obtain significant additional capital and other resources in order to sustain our product development efforts, to provide funding for the acquisition of technologies, businesses and intellectual property rights, preclinical and clinical testing of our anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities, general and administrative expenses and other working capital requirements. We rely on our cash reserves, proceeds from equity and debt offerings, proceeds from the transfer or sale of intellectual property rights, equipment, facilities or investments, government grants and funding from collaborative arrangements, to fund our operations. If we exhaust our cash reserves and are unable to obtain adequate financing, we may be unable to meet our operating obligations and we may be required to initiate bankruptcy proceedings. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
Principles of Consolidation
          The condensed consolidated financial statements include the accounts of StemCells, Inc., and our wholly-owned subsidiary, StemCells California, Inc. Material intercompany accounts and transactions have been eliminated.
Use of Estimates
          The preparation of financial statements in conformity with US GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.
Significant estimates include the following:
•	The grant date fair value of stock-based awards recognized as compensation expense in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004) Share Based Payment (SFAS 123R). (See Note 3).

•	Accrued wind-down expenses (See Note 4).
Reclassification
          Certain reclassifications of prior year amounts have been made to conform to current year presentation. Deferred rent of approximately $290,000 as of December 31, 2007 has been reclassified from “Deferred rent, non-

current” to “Deferred rent, current” on the condensed consolidated balance sheet to conform with the current year presentation. The reclassifications had no effect on total assets, liabilities, equity, or net loss previously reported.
Financial Instruments
     Cash Equivalents and Marketable Securities
          All money market and highly liquid investments with a maturity of 90 days or less at the date of purchase are classified as cash equivalents. Investments with remaining maturities of 365 days or less not classified as cash equivalents are classified as marketable securities, current. Investments with remaining maturities greater than 365 days are classified as marketable securities, non-current. Our marketable debt and equity securities have been accounted for as available-for-sale. Management determines the appropriate classification of its investments in marketable debt and equity securities at the time of purchase and reevaluates the available-for-sale designations as of each balance sheet date. These securities are carried at fair value (see Note 2, “Financial Instruments”), with the unrealized gains and losses reported as a component of stockholders’ equity. The cost of securities sold is based upon the specific identification method.
          If the estimated fair value of a security is below its carrying value, we evaluate whether we have the intent and ability to retain our investment for a period of time sufficient to allow for any anticipated recovery to the cost of the investment, and whether evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Other-than-temporary declines in estimated fair value of all marketable securities are charged to “other income (expense), net.” No such impairment was recognized during the three months ended March 31, 2008 and March 31, 2007.
     Other Receivables
          Our receivables generally consist of interest income on our financial instruments, revenue from licensing agreements and rent from our sub-lease tenants.
Estimated Fair Value of Financial Instruments
          Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (SFAS 157), defines and establishes a framework for measuring fair value and expands disclosures about fair value measurements. In accordance with SFAS 157, we have categorized our financial assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below. If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.
          Financial assets and liabilities recorded on the condensed consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:
               Level 1 — Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the company has the ability to access at the measurement date (examples include active exchange-traded equity securities, listed derivatives, and most U.S. Government and agency securities).
               Level 2 — Financial assets and liabilities whose values are based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets. Level 2 inputs include the following:
•	Quoted prices for identical or similar assets or liabilities in non-active markets (examples include corporate and municipal bonds which trade infrequently);

•	Inputs other than quoted prices that are observable for substantially the full term of the asset or liability (examples include interest rate and currency swaps); and

•	Inputs that are derived principally from or corroborated by observable market data for substantially the full term of the asset or liability (examples include certain securities and derivatives).

                Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. We currently do not have any Level 3 financial assets or liabilities.
     The following table presents the financial assets and liabilities we measure at fair value on a recurring basis, based on the fair value hierarchy as of March 31, 2008:

	Level 1	Level 2	Total
Financial Assets:
Money market funds	$10,184,570	$—	$10,184,570
Marketable equity securities	1,077,066	—	1,077,066
Commercial paper	—	6,375,615	6,375,615
Corporate bonds	—	9,374,936	9,374,936
Asset-Backed securities	—	3,810,654	3,810,654

Total	$11,261,636	$19,561,205	$30,822,841

Financial Liabilities:
Bond obligation	$—	$1,112,917	$1,112,917

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
Stock-Based Compensation
          We account for stock-based compensation awards to employees in accordance with SFAS 123R. The compensation expense we record for these awards is based on their grant-date fair value as calculated and amortized over their vesting period. See Note 3, “Stock-Based Compensation” for further information.
          We account for stock-based awards granted to non-employees in accordance with SFAS 123 and Emerging Issues Task Force (EITF) 96-18, Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling, Goods Or Services, and accordingly, expense the estimated fair value of such options as calculated using the Black-Scholes model. The estimated fair value is re-measured at each reporting date and is amortized over the remaining vesting period.
Net Loss per Share
          Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed based on the weighted-average number of shares of common stock and other dilutive securities. To the extent these securities are anti-dilutive, they are excluded from the calculation of diluted earnings per share.
          The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three months ended
	2008	2007
Net loss	$(6,544,989)	$(4,619,752)
Weighted average shares outstanding used to compute basic and diluted net loss per share	80,703,962	78,566,195
Basic and diluted net loss per share	$(0.08)	$(0.06)
          The following outstanding potentially dilutive common stock equivalents were excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive as of March 31:

	2008	2007
Options	8,798,903	8,607,859
Restricted stock units	1,650,000	—
Warrants	1,255,000	1,930,658

Total	11,703,903	10,538,517

Comprehensive Loss
          Comprehensive loss is comprised of net losses and other comprehensive loss (or OCL). OCL includes certain changes in stockholders’ equity that are excluded from net losses. Specifically, we include in OCL changes in unrealized gains and losses on our marketable securities. Accumulated other comprehensive loss was $1,146,368 as of March 31, 2008 and $283,874 as of December 31, 2007.
          The activity in OCL was as follows:

	Three months ended
	2008	2007
Net loss	$(6,544,989)	$(4,619,752)
Net change in unrealized gains and losses on marketable securities	(862,494)	(2,852,133)

Comprehensive loss	$(7,407,483)	$(7,471,885)

Recent Accounting Pronouncements
          In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted the provisions of SFAS 157 that became effective in our first quarter of 2008. See “Estimated Fair Value of Financial Instruments” above for further information about the adoption of the required provisions of SFAS 157 above.
          In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently evaluating the impact of SFAS 157 on our consolidated financial statements for items within the scope of FSP 157-2, which will become effective beginning with our first quarter of 2009.
          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS 159). Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 159 became effective beginning with our first quarter of 2008. At this time, we have chosen not to adopt the provisions of SFAS 159 for our existing financial instruments.

Note 2. Financial Assets
          The following table summarizes the fair value of our cash, cash equivalents and available-for-sale marketable securities held in our current and non-current investment portfolio:

		Gross unrealized	Gross unrealized
	Amortized cost	gains	losses	Fair value
March 31, 2008
Cash	$534,652	$—	$—	$534,652

Money market accounts	10,184,570	—	—	10,184,570

Marketable debt securities (maturity within 90 days)	1,891,129	—	—	1,891,129

Total cash equivalents	12,075,699	—	—	12,075,699

Marketable debt securities (maturity within 1 year)	16,706,595	47,144	(5,573)	16,748,166

Total marketable securities, current	16,706,595	47,144	(5,573)	16,748,166

Marketable debt securities	917,217	4,693	—	921,910
Marketable equity securities	2,269,697	—	(1,192,631)	1,077,066

Total marketable securities, non-current	3,186,914	4,693	(1,192,631)	1,998,976

Total cash, cash equivalents, and marketable securities, current and non-current	$32,503,860	$51,837	$(1,198,204)	$31,357,493

December 31, 2007
Cash	$549,544	$—	$—	$549,544

Money market accounts	5,079,564	—	—	5,079,564
Marketable debt securities (maturity within 90 days)	4,130,404	—	(343)	4,130,061

Total cash equivalents	9,209,968	—	(343)	9,209,625

Marketable debt securities (maturity within 1 year)	26,680,824	19,137	(3,548)	26,696,413

Total marketable securities, current	26,680,824	19,137	(3,548)	26,696,413

Marketable debt securities	1,180,394	9,109	—	1,189,503
Marketable equity securities	2,269,697	—	(308,229)	1,961,468

Total marketable securities, non-current	3,450,091	9,109	(308,229)	3,150,971

Total cash, cash equivalents, and marketable securities, current and non-current	$39,890,427	$28,246	$(312,120)	$39,606,553

          Our investment in marketable debt securities consist primarily of commercial paper, corporate bonds, and asset-backed securities.
          Our investment in marketable equity securities consists of shares in ReNeuron Group plc, a publicly listed UK corporation. In July 2005, we entered into a license and settlement agreement with ReNeuron Limited, a wholly owned subsidiary of ReNeuron Group plc, (collectively referred to as “ReNeuron”). As part of the agreement, we granted ReNeuron a license that allows ReNeuron to exploit their “c-mycER” conditionally immortalized adult human neural stem cell technology for therapy and other purposes. In return for the license, we received a 7.5% fully-diluted equity interest in ReNeuron, subject to certain anti-dilution provisions, and a cross-license to the exclusive use of ReNeuron’s technology for certain diseases and conditions, including lysosomal storage diseases, spinal cord injury, cerebral palsy and multiple sclerosis. The agreement also provides for full settlement of any potential claims that either we or ReNeuron might have had against the other in connection with any putative infringement of certain of each party’s patent rights prior to the effective date of the agreement. In February 2007, we sold 5,275,000 ordinary shares of ReNeuron for net proceeds of approximately $3,075,000 and we recognized a realized gain of approximately $716,000. In February 2007, as a consequence of certain anti-dilution provisions in the agreement, ReNeuron issued us an additional 822,000 shares of common stock net of approximately 12,000 shares which were transferred to NeuroSpheres Ltd., (NeuroSpheres) a Canadian corporation from which we have licensed some of the patent rights that are subject to the agreement with ReNeuron. We recorded approximately $550,000 as other income for the additional shares. We owned 4,821,924 ordinary shares of ReNeuron at March 31, 2008 and December 31, 2007 and the fair value of those shares was approximately $1,077,000 at March 31, 2008 and approximately $1,961,000 at December 31, 2007.
          Changes in the market value of our ReNeuron shares as a result of changes in market price per share or the exchange rate between the US dollar and the British pound are accounted for under “other comprehensive income (loss)” if deemed temporary and are not recorded as “other income or loss” until the shares are disposed of and a gain or loss realized.
Note 3. Stock-Based Compensation
          We currently grant stock-based awards under three equity incentive plans. We had 15,227,244 shares authorized under the three plans as of March 31, 2008. Under these plans we may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, and performance-based shares to our employees, directors and consultants, at prices determined by our Board of Directors. Incentive stock options may only be granted to employees under these plans with a grant price not less than the fair market value on the date of grant.
          Our compensation expense for stock options and restricted stock units issued from our equity incentive plans for the three months ended March 31 was as follows:

	March 31,
	2008	2007
Research and development expense	$480,349	$262,279
General and administrative expense	490,578	356,706

Total employee stock-based compensation expense and effect on net loss	$970,927	$618,985

Effect on basic and diluted net loss per common share	$(0.01)	$(0.01)

          As of March 31, 2008, we have approximately $7,780,000 of total unrecognized compensation expense related to unvested awards granted under our various stock-based plans that we expect to recognize over a weighted-average vesting period of 2.7 years.
     Incentive Stock Options
          Generally, stock options granted to employees have a maximum term of ten years, and vest over a four year period from the date of grant; 25% vest at the end of one year, and 75% vest monthly over the remaining three-year service period. We may grant options with different vesting terms from time to time. Upon employee termination of service, any unexercised vested option will be forfeited three months following termination or the expiration of the option, whichever is earlier. Unvested options are forfeited on termination.

          The fair value of options granted is estimated as of the date of grant using the Black-Scholes option pricing model, which requires certain assumptions as of the date of grant. The weighted-average assumptions used at March 31 were as follows:

	March 31,
	2008	2007
Expected life (years)(1)	6.22	6.25
Risk-free interest rate(2)	2.80%	4.49%
Expected volatility(3)	74.75%	100.19%
Expected dividend yield(4)	0%	0%

(1)	The expected term represents the period during which our stock-based awards are expected to be outstanding. In 2008 we estimated this amount based on historical experience of similar awards, giving consideration to the contractual terms of the awards, vesting requirements, and expectation of future employee behavior, including post-vesting terminations. In 2007 the expected term is equal to the average of the contractual life of the stock option and its vesting period as of the date of grant.

(2)	The risk-free interest rate is based on U.S. Treasury debt securities with maturities close to the expected term of the option as of the date of grant.

(3)	Expected volatility is based on historical volatility over the most recent historical period equal to the length of the expected term of the option as of the date of grant.

(4)	We have not historically issued any dividends and we do not expect to in the foreseeable future.
          At the end of each reporting period we estimate forfeiture rates based on our historical experience within separate groups of employees and adjust the stock-based compensation expense accordingly.
          A summary of our stock option activity for the three months ended March 31, 2008 is as follows:

		Weighted-average
	Number of options	exercise price
Balance at December 31, 2007	9,028,810	$2.36
Granted	110,000	1.48
Exercised	(60,000)	1.04
Cancelled	(279,907)	2.47

Outstanding options at March 31, 2008	8,798,903	$2.35

          The estimated weighted average fair value per share of options granted was approximately $1.48 in the three months ended March 31, 2008, based on the Black-Scholes model and the assumptions discussed above. Total intrinsic value of options exercised at time of exercise was approximately $32,000 for the three months ended March 31, 2008.
          A summary of changes in unvested options for the three months ended March 31, 2008 is as follows:

		Weighted-average grant
	Number of options	date fair value
Unvested options at December 31, 2007	4,428,192	$2.00
Granted	110,000	1.48
Vested	(387,146)	2.17
Cancelled	(35,341)	1.89

Unvested options at March 31, 2008	4,115,705	$1.97

          The estimated fair value of shares vested were approximately $838,000 in the three months ended March 31, 2008.
      Restricted Stock Units
          In March 2008, we granted restricted stock units to certain employees that entitle the holders to receive shares of our common stock upon vesting. These restricted stock units vest over a three year period from the date of grant: one-third of the award will vest on each grant date anniversary over the following three years. The fair value of restricted stock units granted are based upon the market price of the underlying common stock as if it were vested and issued on the date of grant.
          A summary of our restricted stock unit activity for the three months ended March 31, 2008 is as follows:

		Weighted average grant date
	Number of RSUs	fair value
Balance at December 31, 2007	—	$—
Granted	1,650,000	1.26
Exercised	—	—
Cancelled	—	—

Balance at March 31, 2008	1,650,000	$1.26

      Stock Appreciation Rights
          In July 2006, we granted cash-settled Stock Appreciation Rights (SARs) to certain employees that give the holder the right, upon exercise, to the difference between the price per share of our common stock at the time of exercise and the exercise price of the SAR. The exercise price of the SAR is equal to the market price of our common stock at the date of grant. The SARs vest 25% on the first anniversary of the grant date and 75% vest monthly over the remaining three-year service period. Compensation expense is based on the fair value of SARs which is calculated using the Black-Scholes option pricing model. The stock-based compensation expense and liability are re-measured at each reporting date through the date of settlement.
          A summary of the changes in SARs for the three months ended March 31, 2008 is as follows:

		Weighted
		average exercise
	Number of shares	price
Outstanding at December 31, 2007	1,478,219	$2.00
Granted	—	—
Exercised	—	—
Forfeited and expired	(47,370)	—

Outstanding shares at March 31, 2008	1,430,849	$2.00

SARs exercisable at March 31, 2008	596,181	$2.00

     In the first three months of 2008 we re-measured the compensation expense and liability related to the SARs and reduced total compensation expense by approximately $42,000 due to the forfeiture of SARs and a decrease in our common stock price. The total compensation expense related to SARs was approximately $168,000 in the first three months of 2007.
          At March 31, 2008, approximately $681,000 of unrecognized compensation expense related to SARs is expected to be recognized over a weighted average vesting period of approximately 1.3 years. The resulting effect on net loss and net loss per share attributable to common stockholders is not likely to be representative of the effects in future periods, due to changes in the fair value calculation which is dependent on the stock price, volatility, interest and forfeiture rates, additional grants and subsequent periods of vesting.
Note 4. Wind-down expenses
          In October 1999, we relocated to California from Rhode Island and established a wind down reserve for the estimated lease payments and operating costs of the scientific and administrative facility in Rhode Island. Even though we intend to dispose of the facility at the earliest possible time, we cannot determine with certainty a fixed date by which such disposal will occur. In light of this uncertainty, we periodically re-evaluate and adjust the reserve. We consider various factors such as our lease payments through to the end of the lease, operating expenses, the current real estate market in Rhode Island, and estimated subtenant income based on actual and projected occupancy.
          The summary of the changes to our wind-down reserve as of March 31, 2008 and December 31, 2007 were as follows:

	January to March	January to December
	31, 2008	31, 2007
Accrued wind-down reserve at beginning of period	$4,875,000	$5,512,000
Less actual expenses recorded against estimated reserve during the period	(331,000)	(1,420,000)

Additional expense recorded to revise estimated reserve at period-end	160,000	783,000

Revised reserve at period-end	4,704,000	4,875,000
Add deferred rent at period-end	1,218,000	1,268,000

Total accrued wind-down expenses at period-end (current and non current)	$5,922,000	$6,143,000

Accrued wind-down expenses, current	$1,383,000	$1,374,000
Accrued wind-down expenses, non-current	4,539,000	4,769,000

Total accrued wind-down expenses	$5,922,000	$6,143,000

Note 5. Commitments and Contingencies
Leases
      Capital leases
          We entered into direct financing transactions with the State of Rhode Island and received proceeds from the issuance of industrial revenue bonds totaling $5,000,000 to finance the construction of our pilot manufacturing facility in Rhode Island. The related lease agreements are structured such that lease payments fully fund all semiannual interest payments and annual principal payments through maturity in August 2014. The interest rate for the remaining bond series is 9.5%. The bond contains certain restrictive covenants which limit, among other things, the payment of cash dividends and the sale of the related assets. The outstanding principal was approximately $1,113,000 at March 31, 2008 and $1,145,000 at December 31, 2007.
      Operating leases
          We entered into a fifteen-year lease agreement for a scientific and administrative facility in Rhode Island in connection with a sale and leaseback arrangement in 1997. The lease term expires June 30, 2013. The lease contains escalating rent payments, which we recognize on a straight-line basis. Deferred rent expense for this facility was approximately $1,218,000 at March 31, 2008 and $1,268,000 at December 31, 2007, and is included as part of the wind-down accrual on the accompanying condensed consolidated balance sheet.
          We entered into and amended a lease agreement for an approximately 68,000 square foot facility located at the Stanford Research Park in Palo Alto, California. The facility includes space for animals, laboratories, offices, and a GMP (Good Manufacturing Practices) suite. GMP facilities can be used to manufacture materials for clinical trials. The lease term expires March 31, 2010. Under the term of the agreement we were required to provide a letter of credit for a total of approximately $778,000, which serves as a security deposit for the duration of the lease term. The letter of credit issued by our financial institution is collateralized by a certificate of deposit for the same amount, which is reflected as restricted cash in other assets, non-current on our condensed consolidated balance sheets. The lease contains escalating rent payments, which we recognize as operating lease expense on a straight-line basis. Deferred rent was approximately $666,000 as of March 31, 2008 and $728,000 as of December 31, 2007, and is reflected as deferred rent on our condensed consolidated balance sheet. At March 31, 2008, we had a space-sharing agreement covering approximately 10,451 square feet of this facility. We receive base payments plus a proportionate share of the operating expenses based on square footage over the term of the agreement.
Contingencies
          In July 2006, we filed suit against Neuralstem, Inc., in the Federal District Court for the District of Maryland, alleging that Neuralstem’s activities violate claims in four of the patents we exclusively licensed from NeuroSpheres. Neuralstem has filed a motion for dismissal or summary judgment in the alternative, citing Title 35, Section 271(e)(1) of the United States Code, which says that it is not an act of patent infringement to make, use or sell a patented invention “solely for uses reasonably related to the development and submission of information” to the FDA. Neuralstem argues that because it does not have any therapeutic products on the market yet, the activities complained of fall within the protection of Section 271(e)(1) — that is, basically, that the suit is premature. This issue will be decided after discovery is complete. Subsequent to filing its motion to dismiss, in December 2006, Neuralstem petitioned the U.S. Patent and Trademark Office (PTO) to reexamine two of the patents in our infringement action against Neuralstem, namely U.S. Patent No. 6,294,346 (claiming the use of human neural stem cells for drug screening) and U.S. Patent No. 7,101,709 (claiming the use of human neural stem cells for screening biological agents). In April 2007, Neuralstem petitioned the PTO to reexamine the remaining two patents in the suit, namely U.S. Patent No. 5,851,832 (claiming methods for proliferating human neural stem cells) and U.S. Patent No. 6,497,872 (claiming methods for transplanting human neural stem cells). These requests were granted by the PTO and, in June 2007, the parties voluntarily agreed to stay the pending litigation while the PTO considers these reexamination requests. In October 2007, Neuralstem petitioned the PTO to reexamine a fifth patent, namely U.S. Patent No. 6,103,530, which claims a culture medium for proliferating mammalian neural stem cells. In April 2008, the PTO upheld the ‘832 and ‘872 patents, as amended, and issued Notices of Intent to Issue an Ex Parte Reexamination Certificate for both.
Note 6. Subsequent Event
          In April 2008, Progenitor Cell Therapy, LLC (“PCT”), a provider of cGMP-quality cell processing services headquartered in Hackensack, NJ, prepaid the $1.0 million advanced to PCT under a note purchase agreement we entered into on December 3, 2007. On that date, we announced that we were exploring the possible acquisition of PCT and that PCT had agreed to a period of exclusivity to allow for due diligence and negotiations. In consideration of the exclusivity period, we made a secured loan of $1.0 million. However, the parties were unable to reach agreement on mutually acceptable terms and conditions, and on March 4, 2008, we announced we had terminated discussions regarding the acquisition of PCT. Effective March 18, 2008, we and PCT amended the note purchase agreement to accelerate the date for repayment of the loan to June 26, 2008 and to relax certain restrictive covenants and exclusivity provisions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          This report contains forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act that involve substantial risks and uncertainties. Such statements include, without limitation, all statements as to expectation or belief and statements as to our future results of operations; the progress of our research, product development and clinical programs; the need for, and timing of, additional capital and capital expenditures; partnering prospects; costs of manufacture of products; the protection of, and the need for, additional intellectual property rights; effects of regulations; the need for additional facilities; and potential market opportunities. Our actual results may vary materially from those contained in such forward-looking statements because of risks to which we are subject, including uncertainty as to whether the U.S. Food and Drug Administration (FDA) or other regulatory authorities will permit us to proceed with clinical testing of proposed products despite the novel and unproven nature of our technologies; the risk that our initial clinical trial and any other clinical trials or studies could be substantially delayed beyond their expected dates or cause us to incur substantial unanticipated costs; uncertainties in our ability to obtain the capital resources needed to continue our current research and development operations and to conduct the research, preclinical development and clinical trials necessary for regulatory approvals; the uncertainty regarding our ability to obtain a corporate partner or partners, if needed, to support the development and commercialization of our potential cell-based therapeutics products; the uncertainty regarding the outcome of our Phase I clinical trial in NCL and any other clinical trials or studies we may conduct in the future; the uncertainty regarding the validity and enforceability of our issued patents; the uncertainty whether any products that may be generated in our cell-based therapeutics programs will prove clinically safe and effective; the uncertainty whether we will achieve revenue from product sales or become profitable; uncertainties regarding our obligations with respect to our former encapsulated cell therapy facilities in Rhode Island; obsolescence of our technologies; competition from third parties; intellectual property rights of third parties; litigation risks; and other risks to which we are subject. All forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth in “Risk Factors” in Part I, Item 1A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
           Overview
           The Company
          Our research and development (R&D) programs are focused on identifying and developing potential cell-based therapeutics which can either restore or support organ function. Since we relocated our corporate headquarters and research laboratories to California in 1999 our R&D efforts have primarily been directed at refining our methods for identifying, isolating, culturing, and purifying the human neural stem cell and human liver engrafting cells (hLEC) and developing these as potential cell-based therapeutics for the central nervous system (CNS) and the liver, respectively. We are currently conducting a Phase I clinical trial of our HuCNS-SC® product candidate (purified human neural stem cells) as a treatment for infantile and late infantile neuronal ceroid lipofuscinosis (NCL), a fatal neurodegenerative disease often referred to as Batten disease. We have completed enrollment and dosing for this six-patient trial and expect it to be completed in early 2009. Our CNS Program is continuing research and preclinical development for additional potential indications in the CNS field. We are targeting to initiate clinical trials to test our HuCNS-SC product candidate for a spinal cord indication in 2008 and for a myelin disorder in the brain by the end of 2008. In our Liver Program, we are in preclinical development with our human liver engrafting cells and are exploring their applicability as a cellular therapy to restore function to liver tissue by replacing dysfunctional or damaged cells. For a brief description of our significant research and development programs see Overview “Research and Development Programs” in the Business Section of Part I, Item 1 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. We have also conducted research on several other cell types and in other areas, which could lead to other possible product candidates, process improvements or further research activities.
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
Significant Events
          On April 23, 2008 we announced that the U.S. Patent and Trademark Office (PTO) issued U.S. Patent Number 7,361,505 (‘505) with broad claims covering human neural stem cells derived from any tissue source, including embryonic, fetal, juvenile, or adult tissue. The ‘505 patent is exclusively licensed to StemCells.
          On April 15, 2008 we announced that the PTO upheld two of our neural stem cell patents, (U.S. Patent Number 5,851,832 and U.S. Patent Number 6,497,872), as amended, in reexamination proceedings commenced in 2007. The patents are two of four patents which are the basis of our patent infringement suit against Neuralstem. See Item 1 of Part II, Legal Proceedings, below.
          On March 4, 2008 we announced that we were no longer pursuing a possible acquisition of Progenitor Cell Therapy, LLC (“PCT”), a provider of cGMP-quality cell processing services headquartered in Hackensack, NJ. On December 3, 2007 we had announced that we were exploring such an acquisition and that PCT had agreed to a period of exclusivity to allow for due diligence and negotiations. In consideration of the exclusivity period, we made a secured loan of $1.0 million to PCT. However, the parties were unable to reach agreement on mutually acceptable terms and conditions, and terminated discussions. The $1.0 million loan was prepaid in April 2008.
Critical Accounting Policies and the Use of Estimates
          The accompanying discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements and the related disclosures, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires management to make estimates, assumptions, and judgments that affect the reported amounts in our condensed consolidated financial statements and accompanying notes. These estimates form the basis for making judgments about the carrying values of assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and we have established internal controls related to the preparation of these estimates. Actual results and the timing of the results could differ materially from these estimates.
Stock-Based Compensation
          On January 1, 2006, we adopted Statement of Financial Accounting Standards 123 (revised 2004), Share-Based Payment, (SFAS 123R). SFAS 123R requires us to recognize expense related to the fair value of our stock-based compensation awards, including employee stock options. Under the provisions of SFAS 123R, employee stock-based compensation is estimated at the date of grant based on the award’s fair value using the Black-Scholes-Merton (Black-Scholes) option-pricing model and is recognized as expense ratably over the requisite service period. The Black-Scholes option-pricing model requires the use of certain assumptions, the most significant of which are our estimates of the expected volatility of the market price of our stock and the expected term of the award. Our estimate of the expected volatility is based on historical volatility. The expected term represents the period during which our stock-based awards are expected to be outstanding. From our adoption date of SFAS 123R to December 31, 2007, and in accordance with Staff Accounting Bulletin 107, Share-Based Payment (SAB 107), the expected term was equal to the average of the contractual life of the stock option and its vesting period as of the date of grant (the simplified method). In December 2007, the SEC issued Staff Accounting Bulletin 110, Share-Based Payment (SAB 110), extending the availability of SAB 107 beyond its original deadline of December 31, 2007. The extension is available for companies under specified conditions that include, a lack of sufficient historical exercise data related to their stock based awards. Effective January 01, 2008, in accordance with SAB 110, we no longer use the simplified method and estimate the expected term based on historical experience of similar awards, giving consideration to the contractual terms of the awards, vesting requirements, and expectation of future employee behavior, including post-vesting terminations. The change of method in estimating the expected term did not have a material impact on our condensed consolidated financial statements.
          As required under SFAS 123R, we review our valuation assumptions at each grant date and, as a result, our assumptions in future periods may change. Employee stock-based compensation expense was approximately $929,000 for the three months ended March 31, 2008. As of March 31, 2008, total compensation cost related to unvested stock-based awards not yet recognized was approximately $8,499,000, which is expected to be recognized as expense over a weighted-average period of 2.5 years.
Wind-down expenses
          In connection with our wind-down of our research and manufacturing operations in Lincoln, Rhode Island, and the relocation of our corporate headquarters and remaining research laboratories to California in October 1999, we provided a reserve for our estimate of the exit cost obligation in accordance with EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The reserve reflects estimates of the ongoing costs of our former scientific and administrative facility in Lincoln, which we hold on a lease that terminates on June 30, 2013. We are seeking to sublease, assign, sell, or otherwise divest ourselves of our interest in the facility at the earliest possible time, but we cannot determine with certainty a fixed date by which such events will occur, if at all.

          In determining the facility exit cost reserve amount, we are required to consider our lease payments through to the end of the lease term and estimate other relevant factors such as facility operating expenses, real estate market conditions in Rhode Island for similar facilities, occupancy rates, and sublease rental rates projected over the course of the leasehold. We re-evaluate the estimate each quarter, taking account of changes, if any, in each underlying factor. The process is inherently subjective because it involves projections over time — from the date of the estimate through the end of the lease — and it is not possible to determine any of the factors except, the lease payments, with certainty over that period.
          Management forms its best estimate on a quarterly basis, after considering actual sublease activity, reports from our broker/realtor about current and predicted real estate market conditions in Rhode Island, the likelihood of new subleases in the foreseeable future for the specific facility and significant changes in the actual or projected operating expenses of the property. We discount the projected net outflow over the term of the leasehold to arrive at the present value, and adjust the reserve to that figure. The estimated vacancy rate for the facility is an important assumption in determining the reserve because changes in this assumption have the greatest effect on estimated sublease income. In addition, the vacancy rate estimate is the variable most subject to change, while at the same time it involves the greatest judgment and uncertainty due to the absence of highly predictive information concerning the future of the local economy and future demand for specialized laboratory and office space in that area. The average vacancy rate of the facility over the last five years (2003 through 2007) was approximately 73%, varying from 66% to 89%. As of March 31, 2008, based on current information available to management, the vacancy rate is projected to be approximately 80% for the remainder of 2008, and approximately 70% from 2009 through the end of the lease. These estimates are based on actual occupancy as of March 31, 2008, predicted lead time for acquiring new subtenants, historical vacancy rates for the area, and assessments by our broker/realtor of future real estate market conditions. If the assumed vacancy rate for 2009 to the end of the lease had been 5% higher or lower at March 31, 2008, then the reserve would have increased or decreased by approximately $205,000. Similarly, a 5% increase or decrease in the operating expenses for the facility from 2008 on would have increased or decreased the reserve by approximately $118,000, and a 5% increase or decrease in the assumed average rental charge per square foot would have increased or decreased the reserve by approximately $77,000. Management does not wait for specific events to change its estimate, but instead uses its best efforts to anticipate them on a quarterly basis.
          We recorded actual expenses against this reserve of approximately $331,000 for the three months ended March 31, 2008. Based on management’s evaluation of the factors mentioned above, and particularly the projected vacancy rates described above, we adjusted the reserve to $5,922,000 at March 31, 2008 by recording an additional $160,000 for the three months ended March 31, 2008.
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
Revenue
          Revenue totaled approximately $17,000 for the three months ended March 31, 2008 and $6,000 for the three months ended March 31, 2007.

	2008	2007	Change in 2008 versus 2007
			$	%

Revenue:
Licensing agreements	$17,350	$5,946	$11,404	192%

     The increase in licensing revenue in the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 was primarily attributable to increased licensing fees from existing licensing agreements.

Operating Expenses
          Operating expenses totaled approximately $6,914,000 for the three months ended March 31, 2008 and $6,505,000 for the three months ended March 31, 2007.

	2008	2007	Change in 2008 versus 2007
			$	%
Operating expenses:
Research and development	$4,499,751	$4,019,138	$480,613	12%
General and administrative	2,254,203	2,264,548	(10,345)	—%
Wind-down expenses	160,250	221,765	(61,515)	(28)%

Total operating expenses	$6,914,204	$6,505,451	$408,753	6%

     Research and Development Expenses
          Our R&D expenses consist primarily of salaries and related personnel expenses; costs associated with clinical trials and regulatory submissions; costs associated with preclinical activities such as toxicology studies; certain patent-related costs such as licensing; facilities-related costs such as depreciation; and lab equipment and supplies. Clinical trial expenses include payments to vendors such as clinical research organizations, contract manufacturers, clinical trial sites, laboratories for testing clinical samples, and consultants. Cumulative R&D costs incurred since we refocused our activities on developing cell-based therapeutics (fiscal years 2000 through 2007) were approximately $80 million. Over this period, the majority of these cumulative costs were related to: (i) characterization of our proprietary HuCNS-SC cell, (ii) expenditures for toxicology and other preclinical studies, preparation and submission of our Investigational New Drug (IND) application for our Phase I trial for NCL to the FDA, and obtaining FDA clearance; and (iii) expenditures in connection with our HuCNS-SC Phase I clinical trial.
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
          R&D expense totaled approximately $4,500,000 in the first three months of 2008, as compared to $4,019,000 for the same period in 2007. The increase of approximately $481,000, or 12%, from 2007 to 2008 was primarily attributable to an increase in personnel costs of approximately $463,000, primarily resulting from an increase in headcount to support the continued expansion of our operations in cell processing and our product development programs, and of which approximately $163,000 was attributable to stock-based compensation expense. The remainder of the increase in 2008 was due to increases in other R&D expenses. At March 31, 2008, we had 46 full-time employees working in research and development and laboratory support services as compared to 36 at March 31, 2007.
     General and Administrative Expenses
          General and administrative (G&A) expenses totaled approximately $2,254,000 in the first three months of 2008, compared with $2,265,000 for the same period in 2007. The decrease of approximately $11,000, or less than 1%, from 2007 to 2008 was primarily attributable to a decrease in external services of approximately $160,000, primarily due to lower recruiting, legal and investor relations-related services, and a decrease in other operating expenses of approximately $50,000. Those decreased expenses were mostly offset by an increase of approximately $166,000 in operating expenses for our vacant pilot manufacturing facility in Rhode Island and an increase in personnel costs of $33,000, primarily resulting from an increase in headcount. Stock-based compensation expense in the first three months of 2008 was comparable to the same period in 2007.
     Wind-down Expenses
          In 1999, in connection with exiting our former research facility in Rhode Island, we created a reserve for the estimated lease payments and operating expenses related to it. The reserve has been re-evaluated and adjusted based on assumptions relevant to real estate market conditions and the estimated time until we could either fully sublease, assign or sell our remaining interests in the property. The reserve was approximately $6,143,000 at December 31, 2007. For the three-month period ending March 31, 2008, payments net of subtenant income of approximately $331,000 were recorded against this reserve. At March 31, 2008, we re-evaluated the estimate and adjusted the reserve to approximately $5,922,000 by recording in aggregate, additional wind-down expenses of approximately $160,000. For the same period in 2007, we recorded against this reserve, actual expenses of approximately $381,000 and at March 31, 2007 after re-evaluating the estimate, an additional $222,000 to adjust the reserve. Expenses for this facility will fluctuate based on changes in tenant occupancy rates and other operating expenses related to the lease. Even though it is our intent to sublease, assign, sell, or otherwise divest ourselves of our interests in the facility at the earliest possible time, we cannot determine with certainty a fixed date by which such events will occur. In light of this uncertainty, based on estimates, we will periodically re-evaluate and adjust the reserve, as necessary. See Note 4 “Wind-down expenses,” in the Notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.
Other Income
          Other income totaled approximately $352,000 in the three months ended March 31, 2008, compared with $1,880,000 for the same period in 2007.

	2008	2007	Change in 2008 versus 2007
			$	%
Other income (expense):
License and settlement agreement, net	$—	$550,467	$(550,467)	*
Gain on sale of marketable securities	—	717,621	(717,621)	*
Interest income	383,665	653,606	(269,941)	(41)%
Interest expense	(28,191)	(33,317)	5,126	(15)%
Other expense, net	(3,609)	(8,624)	5,015	(58)%

Total other income (expense)	$351,865	$1,879,753	$(1,527,888)	(81)%

*	Calculation is not meaningful.
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
          Other income from the license and settlement agreement totaled approximately $550,000 in the first three months of 2007, which was the fair value of the ReNeuron shares we received under such agreement, net of legal fees and the value of the shares that were transferred to NeuroSpheres Ltd., a Canadian corporation from which we have licensed some of the patent rights that are the subject of the agreement with ReNeuron. See Note 2 “Financial Assets,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information regarding this transaction.
     Gain on Sale of Marketable Equity Securities
          The gain on sale of marketable equity securities of approximately $716,000 in the first three months of 2007 was attributable to sales of ReNeuron shares. See Note 2 “Financial Assets,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information on this transaction.
      Interest Income
          Interest income totaled approximately $384,000 in the first three months of 2008 and $654,000 for the same period in 2007. Interest income in 2008 was lower compared to 2007 primarily as a result of lower average yield and lower average investment balances. See “Cash Used in Investing Activities,” in Liquidity and Capital Resources below for further information.
     Interest Expense
          Interest expense was approximately $28,000 in the first three months of 2008 and $33,000 for the same period in 2007. Interest expense in 2008 was lower compared to 2007 primarily attributable to lower outstanding debt and capital lease balances. See Note 5 “Commitment and Contingencies,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.
Liquidity and Capital Resources
          Since our inception, we have financed our operations through the sale of common and preferred stock, the issuance of long-term debt and capitalized lease obligations, revenue from collaborative agreements, research grants, license fees, and interest income.

			Change in
			2008
	March 31,	December 31,	Versus 2007
	2008	2007	$	%

Cash and highly liquid investments (1)	$30,280,427	$37,645,085	$(7,364,658)	(20)%

(1)	Cash and highly liquid investments include unrestricted cash, cash equivalents, and current and non-current marketable debt securities. Marketable equity securities, which are comprised of 4,821,924 ordinary shares of ReNeuron, are excluded from the amounts above because management does not consider them highly liquid. See Note 2, “Financial Assets,” in the notes to the condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.
          Total cash and highly liquid investments were approximately $30,280,000 at March 31, 2008, compared with approximately $37,645,000 at December 31, 2007. The decrease in our cash and highly liquid investments of approximately $7,365,000, or 20%, from December 31, 2007 to March 31, 2008 was primarily attributable to cash used in operating activities.

			Change in
			2008
	March 31,		Versus 2007
	2008	2007	$	%
Three months ended March 31, 2008 and March 31, 2007:
Net cash used in operating activities	$(7,291,366)	$(5,252,048)	$(2,039,318)	39%
Net cash provided by investing activities	$10,179,321	$2,951,785	$7,227,536	245%
Net cash (used in) provided by financing activities	$(36,773)	$1,426,345	$(1,463,118)	* %

*	Calculation is not meaningful.
          In April 2008, Progenitor Cell Therapy, LLC prepaid a $1.0 million loan that we had made to them in connection with a possible acquisition of PCT. See Note 6 Subsequent Event.
Net Cash Used in Operating Activities
          Net cash used in operating activities is primarily driven by increases in our net loss. However, operating cash flows differ from net loss as a result of non-cash charges or differences in the timing of cash flows and expense recognition.
          In our operating activities we used approximately $7,291,000 in cash in the first three months of 2008, compared with $5,252,000 for the same period in 2007. The increase in cash used in operating activities in 2008 as compared to 2007 was primarily attributable to the expansion of our operations in cell processing and our product development programs, including increases in headcount and headcount related expenses and external services.
Net Cash Used in Investing Activities
          The increase from 2007 to 2008 of approximately $7,228,000 for net cash provided by investing activities was primarily attributable to the maturity of marketable debt securities held to maturity, which were used to fund operating activities for the first three months of 2008.
Net Cash (Used in) Provided by Financing Activities
          The decrease from 2007 to 2008 of approximately $1,463,000 for net cash (used in) provided by financing activities was primarily attributable to the sale of approximately 397,000 shares of our common stock at an average price of $3.51 per share for net proceeds of approximately $1,325,000, in the quarter ended March 31, 2007. These shares were sold under a sales agreement with Cantor Fitzgerald & Co. (Cantor).
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
          We intend to pursue opportunities to obtain additional financing in the future through equity and debt financings, grants and collaborative research arrangements. We have a shelf registration statement which, as of March 31, 2008, covered shares of our common stock up to a value of approximately $59 million that could be available for financings. On December 29, 2006, we filed a Prospectus Supplement announcing the entry of a sales agreement with Cantor under which up to 10,000,000 shares may be sold from time to time under the shelf registration statement, of which approximately 8.2 million shares remain available at March 31, 2008. The source, timing and availability of any future financing will depend principally upon market conditions, interest rates and, more specifically, on our progress in our exploratory, preclinical and future clinical development programs. Funding may not be available when needed — at all, or on terms acceptable to us. Lack of necessary funds may require us, among other things, to delay, scale back or eliminate some or all of our research and product development programs, planned clinical trials, and/or our capital expenditures or to license our potential products or technologies to third parties.
Commitments
          See Note 5, “Commitments and Contingencies” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.
Off-Balance Sheet Arrangements
          We have certain contractual arrangements that create potential risk for us and are not recognized in our condensed consolidated balance sheets. Discussed below are those off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
     Operating Leases
          We lease various real properties under operating leases that generally require us to pay taxes, insurance, maintenance, and minimum lease payments. Some of our leases have options to renew.
          We entered into and amended a lease agreement for an approximately 68,000 square foot facility located at the Stanford Research Park in Palo Alto, California. At March 31, 2008, we had a space-sharing agreement covering approximately 10,451 square feet of this facility. We receive base payments plus a proportionate share of the operating expenses based on square footage over the term of the agreement. We expect to receive, in aggregate, approximately $284,000 as part of the space-sharing agreement for the remainder of 2008. As a result of the above transactions, our estimated net cash outlay for rent will be approximately $1,452,000 for the remainder of 2008.
          We continue to have outstanding obligations in regard to our former facilities in Lincoln, Rhode Island. In 1997, we had entered into a fifteen-year lease for a scientific and administrative facility (the SAF) in a sale and leaseback arrangement. The lease includes escalating rent payments. We expect to pay approximately $879,000 in operating lease payments and estimated operating expenses of approximately $413,000, before receipt of sub-tenant income, for the remainder of 2008. We expect to receive, in aggregate, approximately $206,000 in sub-tenant rent and operating expense for the remainder of 2008. As a result of the above transactions, our estimated cash outlay net of sub-tenant rent for the SAF will be approximately $1,086,000 for the remainder of 2008.
          With the exception of leases discussed above, we have not entered into any off balance sheet financial arrangements and have not established any special purpose entities. We have not guaranteed any debts or commitments of other entities or entered into any options on non-financial assets.
Contractual Obligations
          During the first three months of 2008, we believe that there have been no significant changes in our payments due under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.
Recent Accounting Pronouncements
          In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted the provisions of SFAS 157 that became effective in our first quarter of 2008. See Note 4 “Summary of Significant Accounting Policies-Fair Value,” in the Notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information about the adoption of the required provisions of SFAS 157.
          In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently evaluating the impact of SFAS 157 on our consolidated financial statements for items within the scope of FSP 157-2, which will become effective beginning with our first quarter of 2009.
          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS 159). Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 159 became effective beginning with our first quarter of 2008. At this time, we have chosen not to adopt the provisions of SFAS 159 for our existing financial instruments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          Our market risks at March 31, 2008 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2007 on file with the U.S. Securities and Exchange Commission.
          See also Note 2, “Financial Assets,” in the notes to condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.
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
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
          In July 2006, we filed suit against Neuralstem, Inc., in the Federal District Court for the District of Maryland, alleging that Neuralstem’s activities violate claims in four of the patents we exclusively licensed from NeuroSpheres. Neuralstem has filed a motion for dismissal or summary judgment in the alternative, citing Title 35, Section 271(e)(1) of the United States Code, which says that it is not an act of patent infringement to make, use or sell a patented invention “solely for uses reasonably related to the development and submission of information” to the FDA. Neuralstem argues that because it does not have any therapeutic products on the market yet, the activities complained of fall within the protection of Section 271(e)(1) — that is, basically, that the suit is premature. This issue will be decided after discovery is complete. Subsequent to filing its motion to dismiss, in December 2006, Neuralstem petitioned the U.S. Patent and Trademark Office (PTO) to reexamine two of the patents in our infringement action against Neuralstem, namely U.S. Patent No. 6,294,346 (claiming the use of human neural stem cells for drug screening) and U.S. Patent No. 7,101,709 (claiming the use of human neural stem cells for screening biological agents). In April 2007, Neuralstem petitioned the PTO to reexamine the remaining two patents in the suit, namely U.S. Patent No. 5,851,832 (claiming methods for proliferating human neural stem cells) and U.S. Patent No. 6,497,872 (claiming methods for transplanting human neural stem cells). These requests were granted by the PTO and, in June 2007, the parties voluntarily agreed to stay the pending litigation while the PTO considers these reexamination requests. In October 2007, Neuralstem petitioned the PTO to reexamine a fifth patent, namely U.S. Patent No. 6,103,530, which claims a culture medium for proliferating mammalian neural stem cells. In April 2008, the PTO upheld the ‘832 and ‘872 patents, as amended, and issued Notices of Intent to Issue an Ex Parte Reexamination Certificate for both. We expect the PTO to do the same for the remaining three patents under reexamination review later this year.
ITEM 1A. RISK FACTORS
          There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ending December 31, 2007.

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

STEMCELLS, INC. (name of Registrant)
May 5, 2008	/s/ Rodney K. B. Young
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