Form 10-Q
period 2008-06-30
STEMCELLS INC
filed 2008-08-05
CIK 883975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2008	Commission File Number: 0-19871
STEMCELLS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	94-3078125

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	identification No)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At July 28, 2008, there were 80,890,578 shares of Common Stock, $.01 par value, issued and outstanding.

STEMCELLS, INC.
NOTE REGARDING REFERENCES TO OUR COMMON STOCK
Throughout this Form 10-Q, the words “we,” “us,” “our,” and “StemCells” refer to StemCells, Inc., including StemCells California, Inc., our wholly-owned subsidiary, and the owner or licensee of most of our intellectual property. “Common stock” refers to our common stock, $.01 par value.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
STEMCELLS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$18,592,723	$9,759,169
Marketable securities, current	7,610,694	26,696,413
Other receivables	122,254	264,631
Note receivable	—	1,000,000
Prepaid assets	833,235	1,032,482

Total current assets	27,158,906	38,752,695
Marketable securities, non-current	551,915	3,150,971
Property, plant and equipment, net	3,633,625	3,905,404
Other assets, non-current	1,752,645	1,710,829
Intangible assets, net	687,227	762,667

Total assets	$33,784,318	$48,282,566

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$916,978	$1,813,595
Accrued expenses	2,010,247	2,462,252
Accrued wind-down expenses, current	1,379,325	1,374,632
Deferred rent, current	319,074	290,391
Deferred revenue, current	23,597	43,909
Capital lease obligation, current	18,125	17,530
Bonds payable, current	201,250	136,250

Total current liabilities	4,868,596	6,138,559
Capital lease obligation, non-current	16,055	25,269
Bonds payable, non-current	879,166	1,009,166
Deposits and other long-term liabilities	527,804	527,804
Accrued wind-down expenses, non-current	4,369,933	4,768,859
Deferred rent, non-current	270,643	437,144
Deferred revenue, non-current	155,452	163,865

Total liabilities	11,087,649	13,070,666
Commitment and contingencies (Note 6)
Stockholders’ equity:
Common stock, $.01 par value; 125,000,000 shares authorized; issued and outstanding 80,858,002 at June 30, 2008 and 80,681,087 at December 31, 2007	808,579	806,810
Additional paid-in capital	266,766,740	264,603,711
Accumulated deficit	(243,175,212)	(229,914,747)
Accumulated other comprehensive loss	(1,703,438)	(283,874)

Total stockholders’ equity	22,696,669	35,211,900

Total liabilities and stockholders’ equity	$33,784,318	$48,282,566

See Notes to Condensed Consolidated Financial Statements.

STEMCELLS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue:
Revenue from licensing agreements	$29,832	$7,840	$47,182	$13,786
Operating expenses:
Research and development	4,415,615	4,498,204	8,915,366	8,517,342
General and administrative	2,345,846	1,408,657	4,600,049	3,673,205
Wind-down expenses	167,250	134,045	327,500	355,810

Total operating expenses	6,928,711	6,040,906	13,842,915	12,546,357

Loss from operations	(6,898,879)	(6,033,066)	(13,795,733)	(12,532,571)
Other income (expense):
License and settlement agreement, net	—	—	—	550,467
Realized gain on sale of marketable securities	—	—	—	717,621
Interest income	216,109	655,531	599,774	1,309,137
Interest expense	(28,970)	(34,055)	(57,161)	(67,372)
Other expense	(3,736)	(12,400)	(7,345)	(21,024)

Total other income, net	183,403	609,076	535,268	2,488,829

Net loss	$(6,715,476)	$(5,423,990)	$(13,260,465)	$(10,043,742)

Basic and diluted net loss per share	$(0.08)	$(0.07)	$(0.16)	$(0.13)
Shares used to compute basic and diluted loss per share	80,814,838	79,787,273	80,759,400	79,180,107
See Notes to Condensed Consolidated Financial Statements.

STEMCELLS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(13,260,465)	$(10,043,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	602,239	568,532
Stock-based compensation	2,041,545	1,415,173
Gain on sale of marketable securities	—	(717,621)
Non-cash income from license and settlement agreement, net	—	(550,467)
Changes in operating assets and liabilities:
Accrued interest and other receivables	142,377	112,733
Prepaid and other assets, current	199,247	(74,242)
Other assets, non-current	(41,816)	—
Accounts payable and accrued expenses	(1,348,622)	(265,240)
Accrued wind-down expenses	(394,233)	(352,091)
Deferred revenue	(28,725)	(8,413)
Deferred rent	(137,818)	(109,134)
Deposits and other long-term liabilities	—	(81,181)

Net cash used in operating activities	(12,226,271)	(10,105,693)

Cash flows from investing activities:
Proceeds from maturities of marketable securities, net	20,265,211	3,076,691
Prepayment of advance	1,000,000	—
Purchases of property, plant and equipment	(255,020)	(307,554)
Acquisition of other assets	—	(49,375)

Net cash provided by investing activities	21,010,191	2,719,762

Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	3,547,376
Proceeds from the exercise of stock options	123,253	210,273
Proceeds from the exercise of warrants	—	1,093,750
(Repayment) proceeds of capital lease obligations	(8,619)	51,105
Repayment of debt obligations	(65,000)	(130,000)

Net cash provided by financing activities	49,634	4,772,504

Increase (decrease) in cash and cash equivalents	8,833,554	(2,613,427)
Cash and cash equivalents, beginning of period	9,759,169	51,795,529

Cash and cash equivalents, end of period	$18,592,723	$49,182,102

Supplemental disclosure of cash flow information:
Interest paid	$57,161	$67,372

Supplemental schedule of non-cash investing and financing activities:
Stock issued for licensing agreement(1)	$—	$10,000

(1)	Under terms of a license agreement with the California Institute of Technology (Cal Tech), annual fees of $5,000 were due on each of two patents to which we hold a license from Cal Tech, payable in cash or stock at our choice. We elected to pay the fees in stock and issued shares of 3,865 in 2007 to Cal Tech.
See Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2008 and 2007
Note 1. Summary of Significant Accounting Policies
Nature of Business
     StemCells, Inc., a Delaware corporation, is a biopharmaceutical company that operates in one segment, the development of novel cell-based therapeutics designed to treat human diseases and disorders.
     The accompanying financial data as of and for the three and six months ended June 30, 2008 and 2007 has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (US GAAP) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2007 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by US GAAP. However, we believe that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
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
Significant estimates include the following:
•	The grant date fair value of stock-based awards recognized as compensation expense in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004) Share Based Payment (SFAS 123R). (See Note 4).

•	Accrued wind-down expenses. (See Note 5).
Reclassification
     Certain reclassifications of prior year amounts have been made to conform to the current year presentation. Deferred rent of approximately $290,000 as of December 31, 2007 has been reclassified from “Deferred rent, non- current” to “Deferred rent, current”

on the condensed consolidated balance sheet to conform to the current year presentation. The reclassifications had no effect on total assets, liabilities, equity, or net loss previously reported.
Financial Assets
Cash and Cash Equivalents
     We consider money market accounts and investments with a maturity of 90 days or less at the date of purchase to be cash equivalents.
Marketable Securities
     Our existing marketable debt and equity securities are designated as available-for-sale securities. These securities are carried at fair value (see Note 2, “Financial Assets”), with the unrealized gains and losses reported as a component of stockholders’ equity. The balance sheet classification of our marketable debt securities as current or non-current is based on their maturity dates. Investments with remaining maturities of 365 days or less not classified as cash equivalents are classified as marketable securities, current. Investments with remaining maturities greater than 365 days are classified as marketable securities, non-current. Management determines the appropriate designation of its investments in marketable debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. The cost of securities sold is based upon the specific identification method.
     If the estimated fair value of a security is below its carrying value, we evaluate whether we have the intent and ability to retain our investment for a period of time sufficient to allow for any anticipated recovery to the cost of the investment, and whether evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Other-than-temporary declines in estimated fair value of all marketable securities are charged to “other income (expense), net.” No such impairment was recognized during the three and six months ended June 30, 2008 and June 30, 2007.
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
Stock-Based Compensation
     We account for stock-based compensation awards to employees in accordance with SFAS 123R. The compensation expense we record for these awards is based on their grant date fair value as calculated and amortized over their vesting period. See Note 4, “Stock-Based Compensation” for further information.
     We account for stock-based awards granted to non-employees in accordance with SFAS 123 and Emerging Issues Task Force (EITF) 96-18, Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling, Goods Or Services, and accordingly, expense the estimated fair value of such options as calculated using the Black-Scholes-Merton (Black-Scholes) model. The estimated fair value is re-measured at each reporting date and is amortized over the remaining vesting period.

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
     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Net loss	$(6,715,476)	$(5,423,990)	$(13,260,465)	$(10,043,742)
Weighted average shares outstanding used to compute basic and diluted net loss per share	80,814,838	79,787,273	80,759,400	79,180,107
Basic and diluted net loss per share	$(0.08)	$(0.07)	$(0.16)	$(0.13)
     The following outstanding potentially dilutive common stock equivalents were excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive as of June 30:

	2008	2007
Options	8,629,392	9,037,194
Restricted stock units	1,650,000	—
Warrants	1,255,000	1,355,000

Total	11,534,392	10,392,194

Comprehensive Loss
     Comprehensive loss is comprised of net losses and other comprehensive loss (or OCL). OCL includes certain changes in stockholders’ equity that are excluded from net losses. Specifically, we include in OCL changes in unrealized gains and losses on our marketable securities. Accumulated other comprehensive loss was $1,703,438 as of June 30, 2008 and $283,874 as of December 31, 2007.
     Comprehensive loss was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Net loss	$(6,715,476)	$(5,423,990)	$(13,260,465)	$(10,043,742)
Net change in unrealized gains and losses on marketable securities	(557,071)	(332,099)	(1,419,565)	(3,184,232)

Comprehensive loss	$(7,272,547)	$(5,756,089)	$(14,680,030)	$(13,227,974)

Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted the provisions of SFAS 157 that became effective in our first quarter of 2008. See note 3 “Fair Value Measurements” for further information about the adoption of the required provisions of SFAS 157.
     In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently evaluating the impact of SFAS 157 on our consolidated financial statements for items within the scope of FSP 157-2, which will become effective beginning with our first quarter of 2009.
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
Note 2. Financial Assets
     The following table summarizes our cash, cash equivalents and marketable securities:

	June 30, 2008	December 31, 2007
Cash and cash equivalents:
Cash	$279,304	$549,544
Cash equivalents:
Money market accounts	389,906	5,079,564
U.S. Treasury obligations and corporate debt securities (due within 90 days)	17,923,513	4,130,061

Total cash and cash equivalents	18,592,723	9,759,169

Marketable securities:
Corporate debt securities, current (due within 1 year)	7,610,694	26,696,413
Corporate debt securities, non-current (due in 1 to 5 years)	—	1,189,503
Equity securities, non-current	551,915	1,961,468

Total marketable securities	8,162,609	29,847,384

Total cash, cash equivalents, and marketable securities, current and non-current	$26,755,332	$39,606,553

     The following table summarizes unrealized gains and losses related to our investments in marketable securities designated as available-for-sale:

	As of June 30, 2008
		Gross unrealized	Gross unrealized	Estimated Fair
	Amortized cost	gains	losses	value
Corporate debt securities	$7,596,350	$23,526	$(9,182)	$7,610,694
Equity securities	2,269,697	—	(1,717,782)	551,915

Total marketable securities	$9,866,047	$23,526	$(1,726,964)	$8,162,609

	As of December 31, 2007
		Gross unrealized	Gross unrealized	Estimated Fair
	Amortized cost	gains	losses	value
Corporate debt securities	$27,861,218	$28,246	$(3,548)	$27,885,916
Equity securities	2,269,697	—	(308,229)	1,961,468

Total marketable securities	$30,130,915	$28,246	$(311,777)	$29,847,384

     Gross unrealized gains and losses on cash equivalents were not material at June 30, 2008 and December 31, 2007. Our investments in marketable corporate debt securities consist primarily of commercial paper, corporate bonds, and asset-backed securities.
     Our investment in marketable equity securities consists of shares in ReNeuron Group plc, a publicly listed UK corporation. In July 2005, we entered into a license and settlement agreement with ReNeuron Limited, a wholly-owned subsidiary of ReNeuron Group plc, (collectively referred to as “ReNeuron”). As part of the agreement, we granted ReNeuron a license that allows ReNeuron to exploit its “c-mycER” conditionally immortalized adult human neural stem cell technology for therapy and other purposes. In return for the license, we received a 7.5% fully-diluted equity interest in ReNeuron, subject to certain anti-dilution provisions, and a cross-license to the exclusive use of ReNeuron’s technology for certain diseases and conditions, including lysosomal storage diseases, spinal cord injury, cerebral palsy, and multiple sclerosis. The agreement also provides for full settlement of any potential claims that either we or ReNeuron might have had against the other in connection with any putative infringement of certain of each party’s patent rights prior to the effective date of the agreement. In February 2007, we sold 5,275,000 ordinary shares of ReNeuron for net proceeds of approximately $3,075,000 and we recognized a realized gain of approximately $716,000. In February 2007, as a consequence of certain anti-dilution provisions in the agreement, ReNeuron issued us an additional 822,000 shares of common stock net of approximately 12,000 shares which were transferred to NeuroSpheres Ltd. (NeuroSpheres), a Canadian corporation from which we have licensed some of the patent rights that are subject to the agreement with ReNeuron. We recorded approximately $550,000 as other income for the additional shares. We owned 4,821,924 ordinary shares of ReNeuron at June 30, 2008 and December 31, 2007 and the fair value of those shares was approximately $552,000 at June 30, 2008 and approximately $1,961,000 at December 31, 2007.
     Changes in the market value of our ReNeuron shares as a result of changes in market price per share or the exchange rate between the US dollar and the British pound are accounted for under “other comprehensive loss” if deemed temporary and are not recorded as “other income (expense), net” until the shares are disposed of and a gain or loss realized.
Note 3. Fair Value Measurement
     Effective January 1, 2008, we adopted SFAS 157, except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP SFAS 157-2. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

     Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
     Level 2 - Include other inputs that are directly or indirectly observable in the marketplace.
     Level 3 - Unobservable inputs which are supported by little or no market activity.
     The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
     In accordance with SFAS 157, we measure our financial assets and liabilities at fair value. Our cash equivalents and marketable securities are primarily classified within Level 1 or Level 2. This is because our cash equivalents and marketable securities are valued primarily using quoted market prices or alternative pricing sources and models utilizing market observable inputs. We currently do not have any Level 3 financial assets or liabilities.
     The following table presents assets and liabilities measured at fair value:

	Fair value measurement at reporting date using
	Quoted Prices in Active	Significant Other	As of
	Markets for Identical Assets	Observable Inputs	June 30,
	(Level 1)	(Level 2)	2008
Assets
Cash Equivalents:
Money market funds	$389,906	$—	$389,906
U.S. Treasury obligations	17,923,513	—	17,923,513
Marketable Securities:
Equity securities	551,915	—	551,915
Commercial paper	—	998,381	998,381
Corporate bonds	—	2,805,305	2,805,305
Asset-Backed securities	—	3,807,008	3,807,008

Total assets	$18,865,334	$7,610,694	$26,476,028

Liabilities
Bond obligation	$—	$1,080,416	$1,080,416

Note 4. Stock-Based Compensation
     We currently grant stock-based awards under three equity incentive plans. We had 15,227,244 shares authorized under the three plans as of June 30, 2008. Under these plans we may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, and performance-based shares to our employees, directors and consultants, at prices determined by our Board of Directors. Incentive stock options may only be granted to employees under these plans with a grant price not less than the fair market value on the date of grant.
     Our compensation expense for stock options and restricted stock units issued from our equity incentive plans for the three and six months ended June 30 was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Research and development expense	$475,980	$305,322	$956,329	$567,602
General and administrative expense	487,859	338,215	978,437	694,920

Total employee stock-based compensation expense and effect on net loss	$963,839	$643,537	$1,934,766	$1,262,522

Effect on basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

     As of June 30, 2008, we have approximately $6,780,000 of total unrecognized compensation expense related to unvested options and restricted stock units granted under our various stock-based plans that we expect to recognize over a weighted-average vesting period of 2.5 years.
Incentive Stock Options
     Generally, stock options granted to employees have a maximum term of ten years, and vest over a four year period from the date of grant; 25% vest at the end of one year, and 75% vest monthly over the remaining three years. We may grant options with different vesting terms from time to time. Upon employee termination of service, any unexercised vested option will be forfeited three months following termination or the expiration of the option, whichever is earlier. Unvested options are forfeited on termination.
     The fair value of options granted is estimated as of the date of grant using the Black-Scholes option pricing model, which requires certain assumptions as of the date of grant. The weighted-average assumptions used as of June 30 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Expected life (years)(1)	7.97	6.25	6.36	6.25
Risk-free interest rate(2)	3.85%	4.68%	2.89%	4.59%
Expected volatility(3)	94.52%	98.17%	93.87%	99.13%
Expected dividend yield(4)	0%	0%	0%	0%

(1)	The expected term represents the period during which our stock-based awards are expected to be outstanding. In 2008 we estimated this amount based on historical experience of similar awards, giving consideration to the contractual terms of the awards, vesting requirements, and expectation of future employee behavior, including post-vesting terminations. In 2007 the expected term is equal to the average of the contractual life of the stock option and its vesting period as of the date of grant.

(2)	The risk-free interest rate is based on U.S. Treasury debt securities with maturities close to the expected term of the option as of the date of grant.

(3)	Expected volatility is based on historical volatility over the most recent historical period equal to the length of the expected term of the option as of the date of grant.

(4)	We have not historically issued any dividends and we do not expect to in the foreseeable future.
     At the end of each reporting period, we estimate forfeiture rates based on our historical experience within separate groups of employees and adjust the stock-based compensation expense accordingly.
     A summary of our stock option activity for the three months ended June 30, 2008 is as follows:

		Weighted-average
	Number of options	exercise price
Outstanding options at March 31, 2008	8,798,903	$2.35
Granted	10,000	$1.41
Exercised	(47,700)	$1.28
Cancelled	(131,811)	$2.33

Outstanding options at June 30, 2008	8,629,392	$2.36

     The estimated weighted average fair value per share of options granted was approximately $1.19 in the three months ended June 30, 2008, based on the Black-Scholes model and the assumptions discussed above. For the three months ended June 30, 2008, the total intrinsic value of options exercised, as of the time of exercise, was approximately $3,000.
     A summary of changes in unvested options for the three months ended June 30, 2008 is as follows:

		Weighted-average
		grant
	Number of options	date fair value
Unvested options at March 31, 2008	4,115,705	$1.97
Granted	10,000	$1.19
Vested	(407,201)	$2.10
Cancelled	(62,252)	$2.17

Unvested options at June 30, 2008	3,656,252	$1.95

     The estimated fair value of options vested was approximately $857,000 for the three months ended June 30, 2008.
  Restricted Stock Units
     In March 2008, we granted restricted stock units to certain employees that entitle the holders to receive shares of our common stock upon vesting. These restricted stock units vest over a three-year period from the date of grant: one-third of the award will vest on each grant date anniversary over the following three years. The fair value of restricted stock units granted are based upon the market price of the underlying common stock as if it were vested and issued on the date of grant.
     A summary of our restricted stock unit activity for the three months ended June 30, 2008 is as follows:

Weighted average grant
date
	Number of RSUs	fair value
Balance at March 31, 2008	1,650,000	$1.26
Granted	—	—
Exercised	—	—
Cancelled	—	—

Restricted stock units at June 30, 2008	1,650,000	$1.26

RSUs vested at June 30, 2008	—	—

  Stock Appreciation Rights

     In July 2006, we granted cash-settled Stock Appreciation Rights (SARs) to certain employees that give the holder the right, upon exercise, to the difference between the price per share of our common stock at the time of exercise and the exercise price of the SAR. The exercise price of the SAR is equal to the market price of our common stock at the date of grant. The SARs vest over a four year period from the date of grant; 25% vest at the end of one year, and 75% vest monthly over the remaining three years. Compensation expense is based on the fair value of SARs which is calculated using the Black-Scholes option pricing model. The stock-based compensation expense and liability are re-measured at each reporting date through the date of settlement.
     A summary of the changes in SARs for the three months ended June 30, 2008 is as follows:

		Weighted
		average exercise
	Number of SARs	price
Outstanding at March 31, 2008	1,430,849	$2.00
Granted	—	—
Exercised	—	—
Forfeited and expired	—	—

Outstanding SARs at June 30, 2008	1,430,849	$2.00

SARs exercisable at June 30, 2008	685,610	$2.00

     For the three months ended June 30, 2008 we re-measured the compensation expense and liability related to the SARs and reduced total compensation expense by approximately $116,000 due to a decrease in the price per share of our common stock. The total compensation expense related to SARs was approximately $55,000 for the three months ended June 30, 2007.
     At June 30, 2008, approximately $476,000 of unrecognized compensation expense related to SARs is expected to be recognized over a weighted average vesting period of approximately 1.1 years. The resulting effect on net loss and net loss per share attributable to common stockholders is not likely to be representative of the effects in future periods, due to changes in the fair value calculation which is dependent on the stock price, volatility, interest and forfeiture rates, additional grants and subsequent periods of vesting.
Note 5. Wind-down expenses
     In October 1999, we relocated to California from Rhode Island and established a wind-down reserve for the estimated lease payments and operating costs of the scientific and administrative facility in Rhode Island. Even though we intend to dispose of the facility at the earliest possible time, we cannot determine with certainty a fixed date by which such disposal will occur. In light of this uncertainty, we periodically re-evaluate and adjust the reserve. We consider various factors such as our lease payments through to the end of the lease, operating expenses, the current real estate market in Rhode Island, and estimated subtenant income based on actual and projected occupancy.
     The summary of the changes to our wind-down reserve as of March 31, 2008, June 30, 3008 and December 31, 2007 were as follows:

	January to	April to	January to	January to
	March 31,	June 30,	June 30,	December 31,
	2008	2008	2008	2007
Accrued wind-down reserve at beginning of period	$4,875,000	$4,704,000	$4,875,000	$5,512,000
Less actual expenses recorded against estimated reserve during the period	(331,000)	(288,000)	(619,000)	(1,420,000)
Additional expense recorded to revise estimated reserve at period-end	160,000	167,000	327,000	783,000

Revised reserve at period-end	4,704,000	4,583,000	4,583,000	4,875,000
Add deferred rent at period-end	1,218,000	1,166,000	1,166,000	1,268,000

Total accrued wind-down expenses at period-end (current and non current)	$5,922,000	$5,749,000	$5,749,000	$6,143,000

Accrued wind-down expenses, current	$1,383,000	$1,379,000	$1,379,000	$1,374,000
Accrued wind-down expenses, non-current	4,539,000	4,370,000	4,370,000	4,769,000

Total accrued wind-down expenses	$5,922,000	$5,749,000	$5,749,000	$6,143,000

Note 6. Commitments and Contingencies
Leases
  Capital leases
     We entered into direct financing transactions with the State of Rhode Island and received proceeds from the issuance of industrial revenue bonds totaling $5,000,000 to finance the construction of our pilot manufacturing facility in Rhode Island. The related lease agreements are structured such that lease payments fully fund all semiannual interest payments and annual principal payments through maturity in August 2014. The interest rate for the remaining bond series is 9.5%. The bond contains certain restrictive covenants which limit, among other things, the payment of cash dividends and the sale of the related assets. The outstanding principal was approximately $1,080,000 at June 30, 2008 and $1,145,000 at December 31, 2007.
  Operating leases
     We entered into a fifteen-year lease agreement for a scientific and administrative facility in Rhode Island in connection with a sale and leaseback arrangement in 1997. The lease term expires June 30, 2013. The lease contains escalating rent payments, which we recognize on a straight-line basis. Deferred rent expense for this facility was approximately $1,166,000 at June 30, 2008 and $1,268,000 at December 31, 2007, and is included as part of the wind-down accrual on the accompanying condensed consolidated balance sheet.
     We entered into and amended a lease agreement for an approximately 68,000 square foot facility located at the Stanford Research Park in Palo Alto, California. The facility includes space for laboratories, offices, and a GMP (Good Manufacturing Practices) suite. GMP facilities can be used to manufacture materials for clinical trials. The lease term expires March 31, 2010. Under the terms of the agreement we are required to provide a letter of credit for a total of approximately $778,000, which serves as a security deposit for the duration of the lease term. The letter of credit issued by our financial institution is collateralized by a certificate of deposit for the same amount, which is reflected as restricted cash in other assets, non-current on our condensed consolidated balance sheets. The lease contains escalating rent payments, which we recognize as operating lease expense on a straight-line basis. Deferred rent was approximately $589,717 as of June 30, 2008 and $728,000 as of December 31, 2007, and is reflected as deferred rent on our condensed consolidated balance sheet. At June 30, 2008, we had a space-sharing agreement covering approximately 10,451 square feet of this facility. We receive base payments plus a proportionate share of the operating expenses based on square footage over the term of the agreement.
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

     In May 2008, we filed a second patent infringement suit against Neuralstem and its two founders, Karl Johe and Richard Garr. In this suit, which we filed in the Federal District Court for the Northern District of California, we allege that Neuralstem’s activities infringe claims in two patents we exclusively license from NeuroSpheres, specifically U.S. Patent No. 7,361,505 (claiming composition of matter of human neural stem cells derived from any source material) and U.S. Patent No. 7,115,418 (claiming methods for proliferating human neural stem cells). In addition, we allege various state law causes of action against Neuralstem arising out of its repeated derogatory statements to the public about our patent portfolio. Also in May 2008, Neuralstem filed suit against us and NeuroSpheres in the Federal District Court for the District of Maryland seeking a declaratory judgment that the ‘505 and ‘418 patents are either invalid or are not infringed by Neuralstem and that Neuralstem has not violated California state law. Preliminary motions in both these cases are pending.
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
     Overview
     The Company
     Our research and development (R&D) programs are focused on identifying and developing potential cell-based therapeutics which can either restore or support organ function. Since we relocated our corporate headquarters and research laboratories to California in 1999, our R&D efforts have primarily been directed at refining our methods for identifying, isolating, culturing, and purifying the human neural stem cell and human liver engrafting cells (hLEC) and developing these as potential cell-based therapeutics for the central nervous system (CNS) and the liver, respectively. We are currently conducting a Phase I clinical trial of our HuCNS-SC® product candidate (purified human neural stem cells) as a treatment for infantile and late infantile neuronal ceroid lipofuscinosis (NCL), a fatal neurodegenerative disease often referred to as Batten disease. We have completed enrollment and dosing for this six-patient trial and expect it to be completed in early 2009. Our CNS Program is continuing research and preclinical development for additional potential indications in the CNS field. We are targeting to initiate clinical trials to test our HuCNS-SC product candidate for a spinal cord indication and for a myelin disorder in the brain in 2008. In our Liver Program, we are in preclinical development with our human liver engrafting cells and are exploring their applicability as a cellular therapy to restore function to liver tissue by replacing dysfunctional or damaged cells. For a brief description of our significant research and development programs see Overview “Research and Development Programs” in the Business Section of Part I, Item 1 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. We have also conducted research on several other cell types and in other areas, which could lead to other possible product candidates, process improvements or further research activities.
     We have not derived any revenue or cash flows from the sale or commercialization of any products except for license revenue for certain of our patented cells and media for use in research. As a result, we have incurred annual operating losses since inception and expect to incur substantial operating losses in the future. Therefore, we are dependent upon external financing from equity and debt offerings, federal and state grants, and revenue from collaborative research arrangements with corporate sponsors to finance our operations. We have no such collaborative research arrangements at this time and there can be no assurance that such financing or partnering revenue will be available when needed or on terms acceptable to us.
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
Significant Events
     In April 2008, the U.S. Patent and Trademark Office (PTO) issued U.S. Patent No. 7,361,505, with broad claims covering human neural stem cells derived from any tissue source, including embryonic, fetal, juvenile, or adult tissue. The ‘505 patent is exclusively licensed to us.
     In June 2008, the PTO issued Patent No. 7,381,561 with claims covering the use of additional monoclonal antibodies for the prospective isolation of rare cells from human neural tissue, such as the Company’s HuCNS-SC® product candidate (purified human neural stem cells). The ‘561 patent is owned by the Company.
     On June 25, 2008 we filed with the U.S. Securities and Exchange Commission (SEC) a universal shelf registration statement, declared effective July 18, 2008, which permits us to issue up to $100 million worth of registered debt and equity securities. Under this shelf, we have the flexibility to issue registered securities, from time to time, in one or more separate offerings or other transactions with the size, price and terms to be determined at the time of issuance. In July 2008, we deregistered the remaining unissued shares available under the shelf registration statement we had filed in October 2005. See “Liquidity and Capital Resources-Net Cash (Used in) Provided by Financing Activities” below for further discussion.
     On July 22, 2008, at our Annual Meeting of Stockholders, our stockholders approved an increase to our authorized capital by an additional 125,000,000 shares of common stock, increasing the number of authorized shares of capital stock from 126,000,000 total shares to 251,000,000 total shares. We subsequently amended our restated certificate of incorporation to designate an additional 125,000,000 shares of common stock, bringing the total number of authorized shares of common stock to 250,000,000. These securities may be used to raise additional capital to fund the company’s working capital and other corporate needs, for future acquisitions of assets, programs or businesses, and for other corporate purposes.
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
Stock-Based Compensation
     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards 123 (revised 2004), Share-Based Payment, (SFAS 123R). SFAS 123R requires us to recognize expense related to the fair value of our stock-based compensation awards, including employee stock options. Under the provisions of SFAS 123R, employee stock-based compensation is estimated at the date of grant based on the award’s fair value using the Black-Scholes-Merton (Black-Scholes) option-pricing model and is recognized as expense ratably over the requisite service period. The Black-Scholes option-pricing model requires the use of certain assumptions, the most significant of which are our estimates of the expected volatility of the market price of our stock and the expected term of the award. Our estimate of the expected volatility is based on historical volatility. The expected term represents the period during which our stock-based awards are expected to be outstanding. From January 1, 2006 to December 31, 2007, and in accordance with Staff Accounting Bulletin 107, Share-Based Payment (SAB 107), the expected term was equal to the average of the contractual life of the stock option and its vesting period as of the date of grant (the simplified method). In December 2007, the SEC issued Staff Accounting Bulletin 110, Share-Based Payment (SAB 110), extending the availability of SAB 107 beyond its original deadline of December 31, 2007. The extension is available for companies under specified conditions that include a lack of sufficient historical exercise data related to their stock based awards. Effective January 1, 2008, in accordance with SAB 110, we no longer use the simplified method and estimate the expected term based on historical experience of similar awards, giving consideration to the contractual terms of the awards, vesting requirements, and expectation of future employee behavior, including post-vesting terminations. The change of method in estimating the expected term did not have a material impact on our condensed consolidated financial statements.
     As required under SFAS 123R, we review our valuation assumptions at each grant date and, as a result, our assumptions in future periods may change. As of June 30, 2008, total compensation cost related to unvested stock-based awards not yet recognized was approximately $7,255,000, which is expected to be recognized as expense over a weighted-average period of 2.4 years. See also Note 4, “Stock-Based Compensation,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.
Wind-down expenses
     In connection with exiting our research and manufacturing operations in Lincoln, Rhode Island, and the relocation of our corporate headquarters and remaining research laboratories to California in October 1999, we provided a reserve for our estimate of the exit cost obligation in accordance with EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The reserve reflects estimates of the ongoing costs of our former scientific and administrative facility in Lincoln, which we hold on a lease that terminates on June 30, 2013. We are seeking to sublease, assign, sell, or otherwise divest ourselves of our interest in the facility at the earliest possible time, but we cannot determine with certainty a fixed date by which such events will occur, if at all.
     In determining the facility exit cost reserve amount, we are required to consider our lease payments through to the end of the lease term and estimate other relevant factors such as facility operating expenses, real estate market conditions in Rhode Island for similar facilities, occupancy rates, and sublease rental rates projected over the course of the leasehold. We re-evaluate the estimate each quarter, taking account of changes, if any, in each underlying factor. The process is inherently subjective because it involves projections over time — from the date of the estimate through the end of the lease — and it is not possible to determine any of the factors, except the lease payments, with certainty over that period.
     Management forms its best estimate on a quarterly basis, after considering actual sublease activity, reports from our broker/realtor about current and predicted real estate market conditions in Rhode Island, the likelihood of new subleases in the foreseeable future for the specific facility and significant changes in the actual or projected operating expenses of the property. We discount the projected net outflow over the term of the leasehold to arrive at the present value, and adjust the reserve to that figure. The estimated vacancy rate for the facility is an important assumption in determining the reserve because changes in this assumption have the greatest effect on estimated sublease income. In addition, the vacancy rate estimate is the variable most subject to change, while at the same time it involves the greatest judgment and uncertainty due to the absence of highly predictive information concerning the future of the local economy and future demand for specialized laboratory and office space in that area. The average vacancy rate of the facility over the last five years (2003 through 2007) was approximately 73%, varying from 66% to 89%. As of June 30, 2008, based on current information available to management, the vacancy rate is projected to be approximately 80% for the remainder of 2008, and approximately 70% from 2009 through the end of the lease. These estimates are based on actual occupancy as of June 30, 2008, predicted lead time for acquiring new subtenants, historical vacancy rates for the area, and assessments by our broker/realtor of future real estate market conditions. If the assumed vacancy rate for 2009 to the end of the lease had been 5% higher or lower at June 30, 2008, then the reserve would have increased or decreased by approximately $195,000. Similarly, a 5% increase or decrease in the operating expenses for the facility from 2009 on would have increased or decreased the reserve by approximately $100,000, and a 5% increase or decrease in the assumed average rental charge per square foot would have increased or decreased the reserve by approximately $65,000. Management does not wait for specific events to change its estimate, but instead uses its best efforts to anticipate them on a quarterly basis. See Note 5 “Wind-down expenses,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.
Results of Operations
     Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future due to the occurrence of material recurring and nonrecurring events, including without limitation the receipt and payment of recurring and nonrecurring licensing payments, the initiation or termination of research collaborations, developments in on-going patent protection and litigation, as well as the on-going expenses to lease and maintain our Rhode Island facilities, and the increasing costs associated with operating our California facility.
Revenue
     Revenue for the second quarter and six months ended 2008, as compared with the same periods in 2007, is summarized in the table below:

	Three months ended,				Six months ended,
	June 30		Change in 2008 versus 2007		June 30		Change in 2008 versus 2007
	2008	2007	$	%	2008	2007	$	%
Revenue:
Licensing agreements	$29,832	$7,840	$21,992	281%	$47,182	$13,786	$33,396	242%

     The increases in licensing revenue in the second quarter and six months ended 2008 from the comparable periods in 2007 were primarily attributable to increased licensing fees from existing licensing agreements.
Operating Expenses

     Operating expenses for the second quarter and six months ended 2008, as compared with the same periods in 2007, are summarized in the table below:

	Three months ended,		Change in 2008 versus			Six months ended,		Change in 2008 versus
	June 30		2007			June 30		2007
	2008	2007	$		%	2008	2007	$	%
Operating expenses:
Research & development	$4,415,615	$4,498,204	$	(82,589)	(2)%	$8,915,366	$8,517,342	$398,024	5%
General & administrative	2,345,846	1,408,657		937,189	67%	4,600,049	3,673,205	926,844	25%
Wind-down expenses	167,250	134,045		33,205	25%	327,500	355,810	(28,310)	(8)%

Total operating expenses	$6,928,711	$6,040,906		$887,805	15%	$13,842,915	$12,546,357	$1,296,558	10%

  Research and Development Expenses
     Our R&D expenses consist primarily of salaries and related personnel expenses; costs associated with clinical trials and regulatory submissions; costs associated with preclinical activities such as toxicology studies; certain patent-related costs such as licensing; facilities-related costs such as depreciation; and lab equipment and supplies. Clinical trial expenses include payments to vendors such as clinical research organizations, contract manufacturers, clinical trial sites, laboratories for testing clinical samples, and consultants. Cumulative R&D costs incurred since we refocused our activities on developing cell-based therapeutics (fiscal years 2000 through the six months ended 2008) were approximately $84 million. Over this period, the majority of these cumulative costs were related to: (i) characterization of our proprietary HuCNS-SC cell, (ii) expenditures for toxicology and other preclinical studies, preparation and submission of our Investigational New Drug (IND) application for our Phase I trial for NCL to the FDA, and obtaining FDA clearance; and (iii) expenditures in connection with our HuCNS-SC Phase I clinical trial.
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
     R&D expenses totaled approximately $4,416,000 in the second quarter of 2008 compared with $4,498,000 in the second quarter of 2007, and $8,915,000 for the six months ended 2008 compared with $8,517,000 for the six months ended 2007.
     Second quarter 2008 versus second quarter 2007. R&D expenses decreased by approximately $83,000, or 2%, in the second quarter of 2008 from the second quarter of 2007. The decrease was primarily attributable to a decrease in external services of approximately $528,000, which was due mainly to a decrease in expenses related to our Phase I clinical trial; including costs related to manufacturing and testing of our cells and the enrollment and dosing of patients. The decrease of these expenses were mostly offset by (i) an increase in other operating expenses of approximately $291,000, primarily attributable to supplies, and (ii) an increase of in personnel costs of approximately $154,000 to support expanded operations in cell processing and our product development programs. At June 30, 2008, we had 45 full-time employees working in research and development and laboratory support services as compared to 42 at June 30, 2007.
     Six months ended June 30, 2008 versus six months ended June 30, 2007. R&D expenses increased by approximately $398,000, or 5%, for the six months ended 2008 from the six months ended 2007. The increase was primarily attributable to (i) an increase in personnel costs of approximately $617,000 to support expanded operations in cell processing and our product development programs, and (ii) an increase in other operating expenses of approximately $409,000, primarily attributable to supplies. These increased expenses were partially offset by a decrease in external services of approximately $628,000, which was due mainly to a decrease in expenses related to our Phase I clinical trial; including costs related to manufacturing and testing of our cells and the enrollment and dosing of patients. At June 30, 2008, we had 45 full-time employees working in research and development and laboratory support services as compared to 42 at June 30, 2007.
  General and Administrative Expenses
     General and Administrative (G&A) expenses totaled approximately $2,346,000 in the second quarter of 2008 compared with $1,409,000 in the second quarter of 2007, and $4,600,000 for the six month ended 2008 compared with $3,673,000 for the six months ended 2007.
     Second quarter 2008 versus second quarter 2007. G&A expenses increased by approximately $937,000, or 67%, in the second quarter of 2008 from the second quarter of 2007. The increase was primarily attributable to (i) an increase in external services of approximately $551,000, primarily due to an increase in external consultants and legal fees, (ii) an increase in personnel costs of approximately $64,000, primarily due to an increase in headcount, and (iii) an increase in other operating expenses of approximately $31,000. In addition, operating expenses for our vacant pilot manufacturing facility in Rhode Island increased approximately $291,000 in the second quarter of 2008 to the comparable period in 2007, primarily attributable to the loss of tenant income to offset operating expense.
     Six months ended June 30, 2008 versus six months ended June 30, 2007. G&A expenses increased by approximately $927,000, or 25%, for the six months ended 2008 from the six months ended 2007. The increase was primarily attributable to (i) an increase in external services of approximately $391,000, primarily due to an increase in external consultants and legal fees, and (ii) an increase in personnel costs of approximately $97,000, primarily due to an increase in headcount. In addition, operating expenses for our vacant pilot manufacturing facility in Rhode Island increased approximately $457,000 for the six months ended 2008 to the comparable period in 2007, primarily attributable to the loss of tenant income to offset operating expense. These increased expenses were partially offset by a decrease in other operating expenses of approximately $18,000.
  Wind-down Expenses
     In 1999, in connection with exiting our former research facility in Rhode Island, we created a reserve for the estimated lease payments and operating expenses related to it. The reserve has been re-evaluated and adjusted based on assumptions relevant to real estate market conditions and the estimated time until we could either fully sublease, assign or sell our remaining interests in the property. The reserve was approximately $6,143,000 at December 31, 2007. Payments net of subtenant income of approximately $288,000 for the second quarter and $619,000 for the six months ended 2008 were recorded against this reserve. At June 30, 2008, we re-evaluated the estimate and adjusted the reserve to approximately $5,749,000 by recording in aggregate, additional wind-down expenses of approximately $167,000 in the second quarter of 2008, for a total of approximately $327,000 for the six months ended 2008. Payments recorded against the reserve were approximately $342,000 in the second quarter and $723,000 for the six months ended 2007 and additional expenses recorded to adjust the reserve were approximately $134,000 in the second quarter and $356,000 for the six months ended 2007. Expenses for this facility will fluctuate based on changes in tenant occupancy rates and other operating expenses related to the lease. Even though it is our intent to sublease, assign, sell, or otherwise divest ourselves of our interests in the facility at the earliest possible time, we cannot determine with certainty a fixed date by which such events will occur. In light of this uncertainty, based on estimates, we will periodically re-evaluate and adjust the reserve, as necessary. See Note 5 “Wind-down expenses,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.
Other Income
     Other income totaled approximately $183,000 in the second quarter of 2008 compared with $609,000 of 2007, and $535,000 for the six months ended 2008 compared with $2,489,000 for the six months ended 2007.

	Three months ended,		Change in 2008 versus			Six months ended,		Change in 2008 versus
	June 30		2007			June 30		2007
	2008	2007	$		%	2008	2007	$	%
Other income (expense):
License and settlement agreement, net	$—	$—	$		%	$—	$550,467	$(550,467)	*
Gain on sale of marketable securities	—	—				—	717,621	(717,621)	*
Interest income	216,109	655,531		(439,422)	(67)%	599,774	1,309,137	(709,363)	(54)%
Interest expense	(28,970)	(34,055)		5,085	(15)%	(57,161)	(67,372)	10,211	(15)%
Other expense, net	(3,736)	(12,400)		8,664	(70)%	(7,345)	(21,024)	13,679	(65)%

Total other income	$183,403	$609,076		$(425,673)	(70)%	$535,268	$2,488,829	$1,953,561	(78)%

*	Calculation is not meaningful.
  License and Settlement Agreement
     In July 2005, we entered into an agreement with ReNeuron Limited, a wholly-owned subsidiary of ReNeuron Group plc, a listed UK corporation (collectively referred to as “ReNeuron”). As part of the agreement, we granted ReNeuron a license that allows ReNeuron to exploit their “c-mycER” conditionally immortalized adult human neural stem cell technology for therapy and other purposes. We received a 7.5% fully-diluted equity interest in ReNeuron, subject to certain anti-dilution provisions, and a cross-license to the exclusive use of ReNeuron’s technology for certain diseases and conditions, including lysosomal storage diseases, spinal cord injury, cerebral palsy, and multiple sclerosis. The agreement also provides for full settlement of any potential claims that either we or ReNeuron might have had against the other in connection with any putative infringement of certain of each party’s patent rights prior to the effective date of the agreement.
     Other income from the license and settlement agreement totaled approximately $550,000 for the six months ended 2007, which was the fair value of the ReNeuron shares we received under such agreement, net of legal fees and the value of the shares that were transferred to NeuroSpheres Ltd., a Canadian corporation from which we have licensed some of the patent rights that are the subject of the agreement with ReNeuron. See Note 2 “Financial Assets,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information regarding this transaction.
  Gain on Sale of Marketable Equity Securities
     The gain on sale of marketable equity securities of approximately $716,000 for the six months ended 2007 was attributable to sales of ReNeuron shares. See Note 2 “Financial Assets,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information on this transaction.
  Interest Income
     Interest income decreased 67%, or approximately $439,000, to approximately $216,000 in the second quarter and 54%, or approximately $709,000, to approximately $600,000 for the six months ended 2008 from the comparable periods in 2007. The decreases were primarily as a result of lower average yield and lower average investment balances. See “Cash Used in Investing Activities,” in Liquidity and Capital Resources below for further information.
  Interest Expense
     Interest expense decreased 15%, or approximately $5,000, to approximately $29,000 in the second quarter and 15%, or approximately $10,000, to approximately $57,000 for the six months ended 2008 from the comparable periods in 2007. The decreases were primarily attributable to lower outstanding debt and capital lease balances. See Note 6 “Commitment and Contingencies,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.
Liquidity and Capital Resources

     Since our inception, we have financed our operations through the sale of common and preferred stock, the issuance of long-term debt and capitalized lease obligations, revenue from collaborative agreements, research grants, license fees, and interest income.

			Change in
			2008
	June 30,	December 31,	Versus 2007
	2008	2007	$	%
Cash, cash equivalents and marketable debt securities	$26,203,417	$37,645,085	$(11,441,668)	(30)%
     Total cash, cash equivalents and marketable debt securities were approximately $26,203,000 at June 30, 2008, compared with approximately $37,645,000 at December 31, 2007. The decrease in our cash, cash equivalents and marketable debt securities of approximately 30%, or $11,442,000, from December 31, 2007 to June 30, 2008 was primarily attributable to cash used in operating activities.
     In summary, our cash flows were:

			Change in
	Six months ended		2008
	June 30,		Versus 2007
	2008	2007	$	%
Net cash used in operating activities	$(12,226,271)	$(10,105,693)	$(2,120,578)	(21)%
Net cash provided by investing activities	$21,010,191	$2,719,762	$18,290,429	673%
Net cash provided by financing activities	$49,634	$4,772,504	$(4,722,870)	(99)%
Net Cash Used in Operating Activities
     Net cash used in operating activities is primarily driven by increases in our net loss. However, operating cash flows differ from net loss as a result of non-cash charges or differences in the timing of cash flows and expense recognition.
     In our operating activities we used approximately $12,226,000 in cash for the six months ended 2008, compared with $10,106,000 for the same period in 2007. The increase in cash used in operating activities in 2008 as compared to 2007 was primarily attributable to the continued expansion of our operations in cell processing and our product development programs, including increases in headcount and headcount related expenses and external services.
Net Cash Provided by Investing Activities
     The increase from 2007 to 2008 of approximately $18,290,000 for net cash provided by investing activities was primarily attributable to the maturity of marketable debt securities held to maturity, which were used to fund operating activities for the six months ended 2008. Also, in April 2008, Progenitor Cell Therapy, LLC prepaid a $1.0 million loan that we had advanced to them in connection with discussions about the possible acquisition of PCT.
     In February 2007, we sold 5,275,000 ordinary shares of ReNeuron for net proceeds of approximately $3,075,000.
Net Cash Provided by Financing Activities
     The decrease from 2007 to 2008 of approximately $4,723,000 for net cash provided by financing activities was primarily attributable to the following financing transaction for the six months ended 2007: (i) the sale of approximately 1,217,000 shares of our common stock at an average price of $3.13 per share for net proceeds of approximately $3,614,000, sold under a sales agreement with Cantor Fitzgerald & Co. (Cantor), and (ii) on April 26, 2007, a warrant issued as part of a June 16, 2004 financing arrangement, was exercised to purchase an aggregate of 575,658 shares of our common stock at $1.90 per share for net proceeds of approximately $1,094,000.
     On June 25, 2008 we filed with the U.S. Securities and Exchange Commission (SEC) a universal shelf registration statement, declared effective July 18, 2008, which permits us to issue up to $100 million worth of registered debt and equity securities. Under this effective shelf registration, we have the flexibility to issue registered securities, from time to time, in one or more separate offerings or other transactions with the size, price and terms to be determined at the time of issuance. Registered securities issued using this shelf may be used for to raise additional capital to fund our working capital and other corporate needs, for future acquisitions of assets, programs or businesses, and for other corporate purposes. In July 2008, we deregistered the remaining unissued shares available under the shelf registration statement we had filed in October 2005. The 2005 shelf permitted the issuance of up to $100 million of registered shares of common stock, and as of June 30, 2008, approximately $59 million worth of common stock remained available under this shelf.
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
     We intend to pursue opportunities to obtain additional financing in the future through equity and debt financings, grants and collaborative research arrangements. On December 29, 2006, we filed a Prospectus Supplement announcing the entry of a sales agreement with Cantor under which up to 10,000,000 shares may be sold from time to time under the shelf registration statement (discussed above), of which approximately 8.2 million shares remain available at June 30, 2008. The source, timing and availability of any future financing will depend principally upon market conditions, interest rates and, more specifically, on our progress in our exploratory, preclinical and future clinical development programs. Funding may not be available when needed — at all, or on terms acceptable to us. Lack of necessary funds may require us, among other things, to delay, scale back or eliminate some or all of our research and product development programs, planned clinical trials, and/or our capital expenditures or to license our potential products or technologies to third parties.

Commitments
     See Note 6, “Commitments and Contingencies” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.
Off-Balance Sheet Arrangements
     We have certain contractual arrangements that create potential risk for us and are not recognized in our condensed consolidated balance sheets. Discussed below are those off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
  Operating Leases
     We lease various real properties under operating leases that generally require us to pay taxes, insurance, maintenance, and minimum lease payments. Some of our leases have options to renew.
     We entered into and amended a lease agreement for an approximately 68,000 square foot facility located at the Stanford Research Park in Palo Alto, California. At June 30, 2008, we had a space-sharing agreement covering approximately 10,451 square feet of this facility. We receive base payments plus a proportionate share of the operating expenses based on square footage over the term of the agreement. We expect to receive, in aggregate, approximately $189,000 as part of the space-sharing agreement for the remainder of 2008. As a result of the above transactions, our estimated net cash outlay for rent will be approximately $968,000 for the remainder of 2008.
     We continue to have outstanding obligations in regard to our former facilities in Lincoln, Rhode Island. In 1997, we had entered into a fifteen-year lease for a scientific and administrative facility (the SAF) in a sale and leaseback arrangement. The lease includes escalating rent payments. We expect to pay approximately $586,000 in operating lease payments and estimated operating expenses of approximately $275,000, before receipt of sub-tenant income, for the remainder of 2008. We expect to receive, in aggregate, approximately $139,000 in sub-tenant rent and operating expense for the remainder of 2008. As a result of the above transactions, our estimated cash outlay net of sub-tenant rent for the SAF will be approximately $722,000 for the remainder of 2008.
     With the exception of leases discussed above, we have not entered into any off balance sheet financial arrangements and have not established any special purpose entities. We have not guaranteed any debts or commitments of other entities or entered into any options on non-financial assets.
Contractual Obligations
     During the six months ended 2008, we believe that there have been no significant changes in our payments due under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted the provisions of SFAS 157 that became effective January 1, 2008. See Note 3 “Fair Value Measurement,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information about the adoption of the required provisions of SFAS 157.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our market risks at June 30, 2008 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2007 on file with the U.S. Securities and Exchange Commission.
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
     In May 2008, we filed a second patent infringement suit against Neuralstem and its two founders, Karl Johe and Richard Garr. In this suit, which we filed in the Federal District Court for the Northern District of California, we allege that Neuralstem’s activities infringe claims in two patents we exclusively license from NeuroSpheres, specifically U.S. Patent No. 7,361,505 (claiming composition of matter of human neural stem cells derived from any source material) and U.S. Patent No. 7,115,418 (claiming methods for proliferating human neural stem cells). In addition, we allege various state law causes of action against Neuralstem arising out of its repeated derogatory statements to the public about our patent portfolio. Also in May 2008, Neuralstem filed suit against us and NeuroSpheres in the Federal District Court for the District of Maryland seeking a declaratory judgment that the ‘505 and ‘418 patents are either invalid or are not infringed by Neuralstem and that Neuralstem has not violated California state law. Preliminary motions in both these cases are pending.
ITEM 1A. RISK FACTORS
     There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ending December 31, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On July 22, 2008, we held our Annual Meeting of Stockholders. Ricardo Levy, Ph.D. and Irving Weissman, M.D. were re-elected to the Board as Class II directors, with terms expiring in 2011. The remaining members of the Board, whose terms continued after the Annual Meeting, are Mr. Eric Bjerkholt, Martin McGlynn, Roger Perlmutter, M.D., Ph.D., and John Schwartz, Ph.D. The shareholders also ratified the selection of Grant Thornton LLP as StemCells’ independent public accountants for the fiscal year ending December 31, 2008 and approved an amendment to the Company’s restated certificate of incorporation to increase the number of authorized shares of common stock by 125,000,000 shares.
The number of proxies finally tabulated represented 67,687,234 of the 80,810,302 eligible shares, or 83.76 percent of eligible shares. The votes on each of the proposals were as follows:

		Authority
	For	Withheld	Against	Abstain
Election of Ricardo B. Levy, Ph.D., as director	63,033,187	4,654,047	—	—

Election of Irving Weissman, M.D., as director	62,899,368	4,787,866	—	—

Ratification of Grant Thornton LLP as independent accountants for 2008	65,628,976	—	1,153,324	904,934

Increase authorized capital by 125,000,000 shares of common stock	54,848,440	—	12,088,669	750,125
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

STEMCELLS, INC. (name of Registrant)

August 4, 2008	/s/ Rodney K. B. Young Rodney K. B. Young Chief Financial Officer

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