Form 10-Q
period 2009-06-30
STEMCELLS INC
filed 2009-08-10
CIK 883975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended: June 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At August 3, 2009, there were 108,228,537 shares of Common Stock, $.01 par value, issued and outstanding.

STEMCELLS, INC.
NOTE REGARDING REFERENCES TO US AND OUR COMMON STOCK
Throughout this Form 10-Q, the words “we,” “us,” “our,” and “StemCells” refer to StemCells, Inc., including our directly and indirectly wholly-owned subsidiaries. “Common stock” refers to the common stock, $.01 par value, of StemCells, Inc.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
STEMCELLS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$36,760,470	$30,042,986
Marketable securities	200,468	4,181,592
Other receivables	207,093	164,204
Notes receivable	—	298,032
Prepaid assets	891,276	645,242

Total current assets	38,059,307	35,332,056
Property, plant and equipment, net	3,293,803	3,173,468
Other assets, non-current	2,095,349	2,079,278
Goodwill and other intangible assets, net	5,623,709	645,538

Total assets	$49,072,168	$41,230,340

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,016,271	$1,078,123
Accrued expenses and other liabilities	2,628,507	2,261,245
Accrued wind-down expenses, current	1,748,264	1,420,378
Deferred revenue, current	270,851	43,909
Capital lease obligation, current	74,632	18,739
Deferred rent, current	270,643	346,930
Bond payable, current	154,167	149,167

Total current liabilities	6,163,335	5,318,491
Capital lease obligation, non-current	117,296	6,529
Bond payable, non-current	782,500	860,000
Fair value of warrant liability	11,092,862	8,439,931
Deposits and other long-term liabilities	458,032	466,211
Accrued wind-down expenses, non-current	3,583,977	4,092,939
Deferred rent, non-current	—	90,215
Deferred revenue, non-current	226,419	147,039

Total liabilities	22,424,421	19,421,355
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $.01 par value; 250,000,000 shares authorized; issued and outstanding 106,650,985 at June 30, 2009 and 94,945,603 at December 31, 2008	1,066,509	949,455
Additional paid-in capital	301,330,299	279,868,802
Accumulated deficit	(275,649,435)	(259,001,524)
Accumulated other comprehensive loss	(99,626)	(7,748)

Total stockholders’ equity	26,647,747	21,808,985

Total liabilities and stockholders’ equity	$49,072,168	$41,230,340

See Notes to Condensed Consolidated Financial Statements.

STEMCELLS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue:
Revenue from licensing agreements and grants	$144,851	$29,832	$201,453	$47,182
Revenue from product sales	120,600	—	120,600	—

Total Revenue	265,451	29,832	322,053	47,182
Cost of product sales	(59,525)	—	(59,525)	—

Gross Profit	205,926	29,832	262,528	47,182
Operating expenses:
Research and development	5,054,600	4,415,615	9,290,389	8,915,366
General and administrative	2,201,974	2,345,846	4,740,886	4,600,049
Wind-down expenses	340,064	167,250	545,500	327,500

Total operating expenses	7,596,638	6,928,711	14,576,775	13,842,915

Loss from operations	(7,390,712)	(6,898,879)	(14,314,247)	(13,795,733)
Other income (expense):
Realized gain on sale of marketable securities	—	—	397,866	—
Change in fair value of warrant liability	102,517	—	(2,652,931)	—
Interest income	8,338	216,109	50,285	599,774
Interest expense	(29,074)	(28,970)	(57,250)	(57,161)
Other expense	(57,424)	(3,736)	(71,634)	(7,345)

Total other income (expense), net	24,357	183,403	(2,333,664)	535,268

Net loss	$(7,366,355)	$(6,715,476)	$(16,647,911)	$(13,260,465)

Basic and diluted net loss per share	$(0.07)	$(0.08)	$(0.17)	$(0.16)
Shares used to compute basic and diluted loss per share	104,776,073	80,814,838	100,436,291	80,759,400
See Notes to Condensed Consolidated Financial Statements.

STEMCELLS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(16,647,911)	$(13,260,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	754,863	602,239
Stock-based compensation	2,038,757	2,041,545
Gain on sale of marketable securities	(397,868)	—
Change in fair value of warrant liability	2,652,931	—
Changes in operating assets and liabilities:
Other receivables	467,987	142,377
Prepaid assets	(199,428)	199,247
Other assets, non-current	(16,070)	(41,816)
Accounts payable and accrued expenses	(551,038)	(1,348,622)
Accrued wind-down expenses	(200,406)	(394,233)
Deferred revenue	(118,140)	(28,725)
Deferred rent	(166,501)	(137,818)

Net cash used in operating activities	(12,382,824)	(12,226,271)
Cash flows from investing activities:
Proceeds from the sale of marketable securities	4,512,750	20,265,211
Repayment (payment) of advances under notes receivable	(79,829)	1,000,000
Purchases of property, plant and equipment	(379,732)	(255,020)
Acquisition of other assets	(15,000)	—

Net cash provided by investing activities	4,038,189	21,010,191

Cash flows from financing activities:
Proceeds from issuance of common stock, net	14,987,348	—
Proceeds from the exercise of stock options	175,992	123,253
Proceeds from the exercise of warrants	331,501	—
Payments related to net share issuance of stock based awards	(380,548)	—
Proceeds from (repayment of) capital lease obligations	166,659	(8,619)
Repayment of bonds payable	(72,500)	(65,000)

Net cash provided by financing activities	15,208,452	49,634

Increase in cash and cash equivalents	6,863,817	8,833,554
Effects of foreign exchange rate changes on cash	(146,333)	—
Cash and cash equivalents, beginning of period	30,042,986	9,759,169

Cash and cash equivalents, end of period	$36,760,470	$18,592,723

Supplemental disclosure of cash flow information:
Interest paid	$57,250	$57,161

Supplemental schedule of non-cash investing and financing activities:
Stock issued as part of our acquisition of the operations of SCS Plc (1)	$4,425,500	—
Forgiveness of principal and accrued interest on notes receivable (1)	$709,076	—

(1)	On April 1, 2009, we acquired the operations of Stem Cell Sciences Plc (SCS). As consideration, we issued to SCS 2,650,000 shares of common stock with a closing price of $1.67 per share and waived certain commitments of SCS to repay approximately $709,000 in principal and accrued interest owed to us.
See Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2009 and 2008
Note 1. Summary of Significant Accounting Policies
Nature of Business
     StemCells, Inc., a Delaware corporation, is a biopharmaceutical company that operates in one segment, the development and commercialization of cell-based technologies.
The accompanying financial data as of and for the three and six months ended June 30, 2009 and 2008 has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2008 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. However, we believe that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Subsequent events have been evaluated through August 7, 2009, which represents the issuance date of these unaudited condensed consolidated financial statements.
     We have incurred significant operating losses since inception. We expect to incur additional operating losses over the foreseeable future. We have very limited liquidity and capital resources and must obtain significant additional capital and other resources in order to sustain our product development efforts, to provide funding for the acquisition of technologies, businesses and intellectual property rights, preclinical and clinical testing of our investigative products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities, general and administrative expenses and other working capital requirements. We rely on our cash reserves, proceeds from equity and debt offerings, proceeds from the transfer or sale of intellectual property rights, equipment, facilities or investments, government grants and funding from collaborative arrangements, to fund our operations. If we exhaust our cash reserves and are unable to obtain adequate financing, we may be unable to meet our operating obligations and we may be required to initiate bankruptcy proceedings. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
Principles of Consolidation
     The condensed consolidated financial statements include the accounts of StemCells, Inc., and our wholly-owned subsidiaries, StemCells California, Inc., StemCells Property Holding LLC, Stem Cell Sciences Holdings Ltd; Stem Cell Sciences (UK) Ltd; and Stem Cell Sciences (Australia) Pty Ltd. All significant intercompany accounts and transactions have been eliminated.
Use of Estimates
     The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates.
     Significant estimates include the following:
•	the grant date fair value of stock-based awards recognized as compensation expense in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004) “Share Based Payment” (SFAS 123R) (see Note 4, “Stock Based Compensation”);

•	accrued wind-down expenses (see Note 5, “Wind-Down Expenses”);

•	the fair value of warrants recorded as a liability in accordance with Emerging Issues Task Force (EITF) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock (EITF 00-19). These warrants were issued as part of our November 2008 financing (see Note 7, “Warrant Liability”); and

•	the fair value of goodwill and other intangible assets (see Note 9, “Acquisition of SCS Operations”).

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
     If the estimated fair value of a security is below its carrying value, we evaluate whether we have the intent and ability to retain our investment for a period of time sufficient to allow for any anticipated recovery to the cost of the investment, and whether evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Other-than-temporary declines in estimated fair value of all marketable securities are charged to “Other income (expense), net.” No such impairment was recognized during the six months ended June 30, 2009 or 2008.
Other Receivables
     Our receivables generally consist of interest income on our financial instruments, revenue from licensing agreements and grants, revenue from product sales, and rent from our sub-lease tenants.
Revenue Recognition
     We currently recognize revenue resulting from the licensing and use of our technology and intellectual property. Such licensing agreements may contain multiple elements, such as upfront fees, payments related to the achievement of particular milestones and royalties. Revenue from upfront fees for licensing agreements that contain multiple elements are generally deferred and recognized on a straight-line basis over the term of the agreement. Fees associated with substantive at risk performance-based milestones are recognized as revenue upon completion of the scientific or regulatory event specified in the agreement, and royalties received are recognized as earned. Revenue from collaborative agreements and grants are recognized as earned upon either the incurring of reimbursable expenses directly related to the particular research plan or the completion of certain development milestones as defined within the terms of the relevant collaborative agreement or grant. Revenue from product sales are recognized when the product is shipped and the order fulfilled.
Stock-Based Compensation
     We account for stock-based payment awards to employees in accordance with SFAS 123R. The compensation expense we record for these awards is based on their grant date fair value as calculated and amortized over their vesting period. See Note 4, “Stock-Based Compensation” for further information.
     We account for stock-based awards granted to non-employees in accordance with SFAS 123 and EITF 96-18, Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling, Goods Or Services, and accordingly, expense the estimated fair value of such options. The estimated fair value is re-measured at each reporting date and is amortized over the remaining vesting period.
     We use the Black-Scholes-Merton (Black-Scholes) model to calculate the fair value of stock-based awards.

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
     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net loss	$(7,366,355)	$(6,715,476)	$(16,647,911)	$(13,260,465)
Weighted average shares outstanding used to compute basic and diluted net loss per share	104,776,073	80,814,838	100,436,291	80,759,400
Basic and diluted net loss per share	$(0.07)	$(0.08)	$(0.17)	$(0.16)
     The following outstanding potentially dilutive common stock equivalents were excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive as of June 30:

	2009	2008
Options	9,380,197	8,629,392
Restricted stock units	2,303,068	1,650,000
Warrants	10,344,828	1,255,000

Total	22,028,093	11,534,392

Comprehensive Loss
     Comprehensive loss is comprised of net losses and other comprehensive loss or income (OCL). OCL includes certain changes in stockholders’ equity that are excluded from net losses. Specifically, we include in OCL changes in unrealized gains and losses on our marketable securities and unrealized gains and losses on foreign currency translations. Accumulated other comprehensive loss was $99,626 as of June 30, 2009 and $7,748 as of December 31, 2008.
     The activity in OCL was as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net loss	$(7,366,355)	$(6,715,476)	$(16,647,911)	$(13,260,465)
Net change in unrealized gains and losses on marketable securities	83,279	(557,071)	133,760	(1,419,565)
Net change in unrealized gains and losses on foreign currency translations	(225,638)	—	(225,638)	—

Comprehensive loss	$(7,508,714)	$(7,272,547)	$(16,739,789)	$(14,680,030)

Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168 The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (SFAS 168). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP in the United States. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165). SFAS 165 establish principles and requirements for subsequent events. It incorporates the accounting and disclosure requirements for subsequent events into GAAP in the United States. It defines a date through which management must evaluate subsequent events and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this accounting standard will not have a material impact on our consolidated financial statements.

     In April 2009, the FASB issued the following new accounting standards:
•	FASB Staff Position No. 107-1 (FSP 107-1) and Accounting Principles Board (APB) Opinion No. 28-1 (APB 28-1), Interim Disclosures about Fair Value of Financial Instruments, which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments (SFAS 107) and APB Opinion No. 28, Interim Financial Reporting (APB 28), to require disclosures about the fair value of financial instruments for interim and in annual financial statements. FSP 107-1 and APB 28-1 will be effective for interim reporting periods ending after June 15, 2009. The adoption of this accounting standard did not have a material impact on our consolidated financial statements.

•	FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 will be applied prospectively and will be effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP 157-4 did not have a material impact on our consolidated financial statements.

•	FASB Staff Position No. 115-2, (FSP 115-2) and FASB Staff Position No. 124-2 (FSP124-2), Recognition and Presentation of Other-Than-Temporary Impairments, which amends the other-than-temporary impairment guidance for debt and equity securities. FSP 115-2 and FSP 124-2 shall be effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP 115-2 and FSP 124-2 did not have a material impact on our consolidated financial statements.

•	FASB Staff Position No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP 141 (R)-1). FSP 141 (R)-1 amends and clarifies FASB statement No. 141 (R), Business Combinations (SFAS 141 (R)), to address issues related to the recognition and measurement of assets and liabilities arising from contingencies in a business combination. Assets and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the measurement period. If fair value cannot be reasonably estimated, companies should typically account for the acquired contingencies using existing guidance. We adopted SFAS 141(R) and FSP 141(R)-1 on January 1, 2009. We expect SFAS 141(R) and FSP 141(R)-1 will have an impact on our consolidated financial statements; however, the nature and magnitude of the impact will depend upon the nature, terms and size of the acquisition we consummate after the effective date.
Note 2. Financial Instruments
     The following table summarizes the fair value of our cash, cash equivalents and available-for-sale marketable securities held in our current investment portfolio:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value
June 30, 2009
Cash	$623,850	$—	$—	$623,850
Cash equivalents (money market accounts)	36,136,620	—	—	36,136,620
Marketable equity securities, current	74,456	126,012	—	200,468

Total cash, cash equivalents, and marketable securities	$36,834,926	$126,012	$—	$36,960,938

December 31, 2008
Cash	$243,883	$—	$—	$243,883
Cash equivalents (money market accounts)	29,799,103	—	—	29,799,103
Marketable debt securities, current (maturity within 1 year)	4,002,537	—	(7,748)	3,994,789
Marketable equity securities, current	186,803	—	—	186,803

Total cash, cash equivalents, and marketable securities	$34,232,326	$—	$(7,748)	$34,224,578

     Gross unrealized gains and losses on cash equivalents were not material at June 30, 2009 and December 31, 2008. At June 30, 2009, our investment in marketable debt securities were in money market accounts composed primarily of U.S. Treasury securities and repurchase agreements that are backed by U.S. Treasury securities.
     Our investment in marketable equity securities consists of ordinary shares of ReNeuron Group Plc (ReNeuron), a publicly listed U.K. corporation. In July 2005, we entered into an agreement with ReNeuron under which we granted ReNeuron a license that allows ReNeuron to exploit their “c-mycER” conditionally immortalized adult human neural stem cell technology for therapy and other purposes. We received shares of ReNeuron common stock, as well as a cross-license to the exclusive use of ReNeuron’s technology for certain diseases and conditions, including lysosomal storage diseases, spinal cord injury, cerebral palsy, and multiple sclerosis. The agreement also provides for full settlement of any potential claims that either we or ReNeuron might have had against the other in connection with any putative infringement of certain of each party’s patent rights prior to the effective date of the agreement. In July and August 2005, we received approximately 8,836,000 ordinary shares of ReNeuron common stock, net of approximately 104,000 shares that were transferred to NeuroSpheres, and subsequently, as a result of certain anti-dilution provisions in the agreement, we received approximately 1,261,000 more shares, net of approximately 18,000 shares that were transferred to NeuroSpheres. In February 2007, we sold 5,275,000 shares for net proceeds of approximately $3,075,000. We recognized approximately $716,000 as realized gain from this transaction. At December 31, 2008, we owned 4,821,924 shares of ReNeuron with a carrying and fair market value of approximately $187,000. In the first quarter of 2009, we sold 2,900,000 shares of ReNeuron and received net proceeds of approximately $510,000 for a realized gain of approximately $398,000. As of June 30, 2009, we owned 1,921,424 shares of ReNeuron with a carrying and fair market value of approximately $200,000.
     Changes in the market value of our ReNeuron shares as a result of changes in market price per share or the exchange rate between the U.S. dollar and the British pound are accounted for under “other comprehensive income (loss)” if deemed temporary and are not recorded as “other income (expense), net” until the shares are disposed of and a gain or loss realized. If the fair value of a security is below its carrying value, we evaluate whether we have the intent and ability to retain our investment for a period of time sufficient to allow for any anticipated recovery to the cost of the investment, and whether evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Other-than-temporary declines in estimated fair value of all marketable securities are charged to “other income (expense), net.” For the three months ended June 30, 2009, we recorded an unrealized gain of approximately $83,000.
Notes Receivable
     In December 2008 and March 2009, we made two secured loans to Stem Cell Sciences Plc (SCS) in connection with our acquisition negotiations with SCS. The loans accrued interest at 8% per annum and were repayable six months after the initial funding. At March 31, 2009, the principal and accrued interest for these two loans together totaled approximately $709,000. On April 1, 2009, we closed the acquisition of the operations of SCS, and in connection with that transaction, we waived the obligation of SCS to repay the principal and accrued interest of these two loans.
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
Level 3 — Unobservable inputs which are supported by little or no market activity that reflects the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.
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

     The following table presents financial assets and liabilities measured at fair value:

	Fair Value Measurement
	at Reporting Date Using
	Quoted Prices	Significant
	in Active Markets	Other
	for	Observable	As of
	Identical Assets	Inputs	June 30,
	(Level 1)	(Level 2)	2009
Assets
Cash Equivalents:
Money market funds	$715,058	$—	$715,058
U.S. Treasury securities	35,421,562	—	35,421,562
Marketable Securities:
Equity securities	200,468	—	200,468
Corporate bonds	—	—	—

Total assets	$36,337,088	—	36,337,088

Liabilities
Bond payable	$—	$936,667	$936,667
Note 4. Stock-Based Compensation
     We currently grant stock-based awards under three equity incentive plans. We had 19,025,067 shares authorized to be granted under the three plans as of June 30, 2009. Under these plans we may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, and performance-based shares to our employees, directors and consultants, at prices determined by our Board of Directors. Incentive stock options may only be granted to employees under these plans with a grant price not less than the fair market value on the date of grant.
     Our compensation expense for stock options and restricted stock units issued from our equity incentive plans for the three and six months ended June 30 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Research and development expense	$525,304	$475,980	$986,573	$956,329
General and administrative expense	494,160	487,859	983,299	978,437

Total employee stock-based compensation expense and effect on net loss	$1,019,464	$963,839	$1,969,872	$1,934,766

Effect on basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

     As of June 30, 2009, we had approximately $7,047,000 of total unrecognized compensation expense related to unvested awards of stock options and restricted stock units granted under our various stock-based plans that we expect to recognize over a weighted-average vesting period of 2.6 years.
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
     A summary of our stock option activity for the three months ended June 30, 2009 is as follows:

		Weighted-average
	Number of options	exercise price ($)
Balance at March 31, 2009	8,355,287	2.32
Granted	1,255,800	1.73
Exercised	(185,623)	0.54
Cancelled	(45,267)	2.48

Outstanding options at June 30, 2009	9,380,197	2.27

     The estimated weighted-average fair value of options granted in the three months ended June 30, 2009 and 2008 was approximately $1.41 and $1.19 per share respectively. The fair value of options granted is estimated as of the date of grant using the Black-Scholes option pricing model, which requires certain assumptions as of the date of grant. The weighted-average assumptions used as of June 30, 2009 and 2008 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Expected life (years)(1)	7.39	7.97	7.44	6.36
Risk-free interest rate(2)	2.81%	3.85%	2.72%	2.89%
Expected volatility(3)	93.52%	94.52%	94.17%	93.87%
Expected dividend yield(4)	0%	0%	0%	0%

(1)	The expected term represents the period during which our stock-based awards are expected to be outstanding. We estimated this amount based on historical experience of similar awards, giving consideration to the contractual terms of the awards, vesting requirements, and expectation of future employee behavior, including post-vesting terminations.

(2)	The risk-free interest rate is based on U.S. Treasury debt securities with maturities close to the expected term of the option as of the date of grant.

(3)	Expected volatility is based on historical volatility over the most recent historical period equal to the length of the expected term of the option as of the date of grant.

(4)	We have not historically issued any dividends, and we do not expect to in the foreseeable future.
     At the end of each reporting period we estimate forfeiture rates based on our historical experience within separate groups of employees and adjust the stock-based compensation expense accordingly.
     A summary of changes in unvested options for the three months ended June 30, 2009 is as follows:

		Weighted-average grant
	Number of options	date fair value ($)
Unvested options at March 31, 2009	2,320,361	1.80
Granted	1,255,800	1.41
Vested	(310,677)	2.12
Cancelled	—	—

Unvested options at June 30, 2009	3,265,484	1.62

     The estimated fair value of shares vested were approximately $659,000 in the three months ended June 30, 2009.
Restricted Stock Units
     We have granted restricted stock units (RSUs) to certain employees which entitle the holders to receive shares of our common stock upon vesting of the RSUs. The fair value of restricted stock units granted are based upon the market price of the underlying common stock as if it were vested and issued on the date of grant.
     A summary of our restricted stock unit activity for the three months ended June 30, 2009 is as follows:

		Weighted-average grant
	Number of RSUs	date fair value ($)

Balance at March 31, 2009 (1)	1,350,000	1.30
Granted (2)	953,068	1.75
Vested and converted to common shares	—	—
Cancelled	—	—

Balance unvested at June 30, 2009	2,303,068	1.49

(1)	1,100,000 of these restricted stock units vest and convert into shares of our common stock over a three year period from the date of grant: one-third of the award will vest on each grant date anniversary over the following three years. 250,000 of these restricted stock units will vest and convert into shares of our common stock subject to attainment of certain performance criteria and will be forfeited if not met by March 31, 2011.

(2)	These restricted stock units vest and convert into shares of our common stock over a four year period from the date of grant: one-fourth of the award will vest on each grant date anniversary over the following four years.

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
     A summary of the changes in SARs for the three months ended June 30, 2009 is as follows:

Number of SARs
Outstanding at March 31, 2009	1,430,849
Granted	—
Exercised	—
Forfeited and expired	—
Outstanding SARs at June 30, 2009	1,430,849

SARs exercisable at June 30, 2009	1,043,322

     For the three months ended June 30, 2009, we re-measured the compensation expense and liability related to the SARs and recorded compensation expense of approximately $96,000. For the same period in 2008, due to forfeitures and a decrease in our common stock price, the re-measured fair value reduced compensation expense by approximately $116,000.
     At June 30, 2009, approximately $300,000 of unrecognized compensation expense related to SARs is expected to be recognized over a weighted average vesting period of approximately 1.0 year. The resulting effect on net loss and net loss per share attributable to common stockholders is not likely to be representative of the effects in future periods, due to changes in the fair value calculation which is dependent on the stock price, volatility, interest and forfeiture rates, additional grants and subsequent periods of vesting.
Note 5. Wind-Down Expenses
Rhode Island
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
     The summary of the changes to our wind-down reserve related to this facility as of June 30, 2009 and December 31, 2008 were as follows:

	January to	April to	January to	January to
	March 31,	June 30,	June 30,	December 31,
	2009	2009	2009	2008
Accrued wind-down reserve at beginning of period	$4,448,000	$4,323,000	$4,448,000	$4,875,000
Less actual expenses recorded against estimated reserve during the period	(331,000)	(293,000)	(624,000)	(1,293,000)
Additional expense recorded to revise estimated reserve at period-end	206,000	30,000	236,000	866,000

Revised reserve at period-end	4,323,000	4,060,000	4,060,000	4,448,000
Add deferred rent at period-end	1,014,000	962,000	962,000	1,065,000

Total accrued wind-down expenses at period-end (current and non current)	$5,337,000	$5,022,000	$5,022,000	$5,513,000

Accrued wind-down expenses, current	$1,496,000	$1,438,000	$1,438,000	$1,420,000
Accrued wind-down expenses, non-current	3,841,000	3,584,000	3,584,000	4,093,000

Total accrued wind-down expenses	$5,337,000	$5,022,000	$5,022,000	$5,513,000

Australia
     On April 1, 2009, as part of our acquisition of the SCS operations, we acquired operations near Melbourne, Australia. In order to reduce operating complexity and expenses, we made the decision to close our site in Australia and consolidate personnel and programs to our Cambridge, U.K. and Palo Alto, California sites. In accordance with SFAS No. 146. Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), we established a short-term reserve of approximately $310,000 for the estimated costs to close down and exit our Australia operations. The reserve reflects the estimated cost to terminate our facility lease in Australia (with an original termination date of December 31, 2010), employee termination benefits and other liabilities associated with the wind-down and relocation of our operations in Australia.
     A summary of our reserve for the wind-down of our operations in Australia is as follows:

Early termination facility costs	$86,000
Employee termination costs	127,000
Other expenses	97,000

Total accrued wind-down expenses at June 30, 2009	$310,000

Note 6. Commitments and Contingencies
Leases
Capital leases
     We entered into direct financing transactions with the State of Rhode Island and received proceeds from the issuance of industrial revenue bonds totaling $5,000,000 to finance the construction of our pilot manufacturing facility in Rhode Island. The related lease agreements are structured such that lease payments fully fund all semiannual interest payments and annual principal payments through maturity in August 2014. The interest rate for the remaining bond series is 9.5%. The bond contains certain restrictive covenants which limit, among other things, the payment of cash dividends and the sale of the related assets. The outstanding principal was approximately $937,000 at June 30, 2009 and $1,009,000 at December 31, 2008.
Operating leases
     We entered into a fifteen-year lease agreement for a scientific and administrative facility in Rhode Island in connection with a sale and leaseback arrangement in 1997. The lease term expires June 30, 2013. The lease contains escalating rent payments, which we recognize on a straight-line basis. Deferred rent expense for this facility was approximately $962,000 at June 30, 2009 and $1,065,000 at December 31, 2008, and is included as part of the wind-down accrual on the accompanying condensed consolidated balance sheet.
     We entered into and amended a lease agreement for an approximately 68,000 square foot facility located at the Stanford Research Park in Palo Alto, California. The facility includes space for animals, laboratories, offices, and a GMP (Good Manufacturing Practices) suite. GMP facilities can be used to manufacture materials for clinical trials. The lease term expires March 31, 2010. Under the term of the agreement we were required to provide a letter of credit for a total of approximately $778,000, which serves as a security deposit for the duration of the lease term. The letter of credit issued by our financial institution is collateralized by a certificate of deposit for the same amount, which is reflected as restricted cash in other assets, non-current on our condensed consolidated balance sheets. The lease contains escalating rent payments, which we recognize as operating lease expense on a straight-line basis. Deferred rent was approximately $271,000 as of June 30, 2009 and $437,000 as of December 31, 2008, and is reflected as deferred rent on our condensed consolidated balance sheet. As of June 30, 2009, we had a space-sharing agreement covering approximately 10,451 square feet of this facility, under which we receive base payments plus a proportionate share of the operating expenses based on square footage over the term of the agreement.
     On April 1, 2009, as part of our acquisition of the operations of SCS, we acquired operations in Cambridge, U.K.. Our wholly-owned subsidiary, Stem Cell Sciences UK Ltd, has two lease agreements with Babraham Bioscience Technologies Ltd., for approximately 3,900 square feet in total of office and lab space in Cambridge, U.K. The lease term for one ends on February 28, 2010, and the other on March 26, 2011, with annual lease payments of approximately 59,000 U.K. pounds (GBP) and 51,000 GBP, respectively.
     On April 1, 2009, as part of our acquisition of the operations of SCS, we acquired operations near Melbourne, Australia. Our wholly-owned subsidiary, Stem Cell Sciences (Australia) Pty Ltd, is in a lease agreement with Monash University for approximately 1,938 square feet of office and lab space in Victoria, Australia. The lease term ends on December 31, 2010. In order to reduce operating complexity and expenses, we made the decision to close our site in Australia and consolidate personnel and programs to our Cambridge, U.K. and Palo Alto, California sites. We expect to pay approximately $86,000 for an early termination of the lease and is included as part of the wind-down accrual on the accompanying condensed consolidated balance sheet.
Contingencies
     In July 2006, we filed suit against Neuralstem, Inc. in the Federal District Court for the District of Maryland, alleging that Neuralstem’s activities violate claims in four of the patents we exclusively licensed from NeuroSpheres. In December 2006, Neuralstem petitioned the U.S. Patent and Trademark Office (PTO) to reexamine two of the patents in our infringement action against Neuralstem, namely U.S. Patent No. 6,294,346 (claiming the use of human neural stem cells for drug screening) and U.S. Patent No. 7,101,709 (claiming the use of human neural stem cells for screening biological agents). In April 2007, Neuralstem petitioned the PTO to reexamine the remaining two patents in the suit, namely U.S. Patent No. 5,851,832 (claiming methods for proliferating human neural stem cells) and U.S. Patent No. 6,497,872 (claiming methods for transplanting human neural stem cells). These requests were granted by the PTO and, in June 2007, the parties voluntarily agreed to stay the pending litigation while the PTO considered these reexamination requests.. In April 2008, the PTO upheld the ‘832 and ‘872 patents, as amended, and issued Notices of Intent to Issue an Ex Parte Reexamination Certificate for both. In May 2009, the PTO upheld the ‘346 and ‘709 patents, as amended, and issued Notices of Intent to Issue an Ex Parte Reexamination Certificate for both.
     In May 2008, we filed a second patent infringement suit against Neuralstem and its two founders, Karl Johe and Richard Garr. In this suit, which we filed in the Federal District Court for the Northern District of California, we allege that Neuralstem’s activities infringe claims in two patents we exclusively license from NeuroSpheres, specifically U.S. Patent No. 7,361,505 (claiming composition of matter of human neural stem cells derived from any source material) and U.S. Patent No. 7,115,418 (claiming methods for proliferating human neural stem cells). In addition, we allege various state law causes of action against Neuralstem arising out of its repeated derogatory statements to the public about our patent portfolio. Also in May 2008, Neuralstem filed suit against us and NeuroSpheres in the Federal District Court for the District of Maryland seeking a declaratory judgment that the ‘505 and ‘418 patents are either invalid or are not infringed by Neuralstem and that Neuralstem has not violated California state law. In August 2008, the California court transferred our lawsuit against Neuralstem to Maryland for resolution on the merits. In July 2009, the Maryland District Court granted our motion to consolidate these two cases with the litigation we initiated against Neuralstem in 2006. In August 2009, the Maryland District Court approved a scheduling order submitted by the parties for discovery and trial.
Indemnification Agreement
     In July 2008, we amended our 1997 and 2000 license agreements with NeuroSpheres. NeuroSpheres is the holder of certain patents exclusively licensed by us, including the six patents that are the basis of our patent infringement suits against Neuralstem. As part of the amendment, we agreed to pay all reasonable litigation costs, expenses and attorney’s fees incurred by NeuroSpheres in the declaratory judgment suit between us and Neuralstem. In return, we are entitled to off-set all litigation costs incurred in that suit and any successor suit against amounts that would otherwise be owed under the license agreements, such as annual maintenance fees, milestones and royalty payments. At this time, we cannot estimate the likely total costs of our pending litigation with Neuralstem, given the unpredictable nature of such proceedings, or the total amount we may ultimately owe under the NeuroSpheres license agreements. However, the ability to apply the offsets will run for the entire term of each license agreement. For these reasons, we have chosen to approximate the potential value of the offset receivable by assuming that all litigation charges actually incurred in the declaratory judgment action as of June 30, 2009, will ultimately be offset against royalties owed. Management will reevaluate this assumption on a quarterly basis based on actual costs and other relevant factors.
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
     The assumptions used for the Black-Scholes option pricing model at June 30, 2009 are as follows:

Expected life (years)	4.87
Risk-free interest rate	2.08%
Expected volatility	87.4%
Expected dividend yield	0%

		At March 31,	Change in
	At June 30, 2009	2009	Fair Value
Fair value of warrant liability	$11,092,862	$11,195,379	$(102,517)

     The fair value of the warrants will continue to be classified as a liability until such time as the warrants are exercised, expire or an amendment of the warrant agreement renders these warrants to be no longer classified as a liability.
Note 8. Common Stock
     Major transactions involving our common stock for the three-month period ended June 30, 2009 include the following:
•	On April 1, 2009, we acquired the operations of SCS. As consideration, we issued to SCS 2,650,000 shares of common stock and waived certain commitments of SCS to repay approximately $709,000 in principal and accrued interest owed to us. The closing price of our common stock was $1.67 per share on April 1, 2009.

•	On June 8, 2009, we filed a prospectus supplement that relates to the issuance and sale of up to $30,000,000 of our common stock, from time to time through our sales agent Cantor Fitzgerald & Co (Cantor). These sales will be made pursuant to the terms of a sales agreement with Cantor, under which we will pay Cantor a fee of 3.0% of the gross proceeds. The prospectus is a part of a registration statement that we filed with the SEC on June 25, 2008, using a “shelf” registration process. Under this shelf registration process, we may offer to sell in one or more offerings up to a total dollar amount of $100,000,000.

•	In the second quarter of 2009, we sold an aggregate 4,937,400 shares of common stock at an average price of approximately $1.75 per share for gross proceeds of approximately $8,655,000. Of the 4,937,400 shares sold, 4,662,400 shares were sold pursuant to a sales agreement we entered into with Cantor in December 2006. Cantor was paid compensation equal to 5.0% of the gross proceeds and the total number of shares available to be sold under that agreement have been sold. The remaining 275,000 shares were sold pursuant to the sales agreement we entered into with Cantor in June 2009 and Cantor was paid compensation equal to 3.0% of the gross proceeds under the terms of this second agreement.
Note 9. Acquisition of SCS Operations
     On April 1, 2009, we acquired the operations of SCS for an aggregate purchase price of approximately $5,135,000. The acquired operations includes proprietary cell technologies relating to embryonic stem cells, induced pluripotent stem (iPS) cells, and tissue-derived (adult) stem cells; expertise and infrastructure for providing cell-based assays for drug discovery; a media formulation and reagent business; and an intellectual property portfolio with claims relevant to cell processing, reprogramming and manipulation, as well as to gene targeting and insertion. These acquired operations will help us pursue applications of our cell technologies to develop cell-based research tools, which we believe represent nearer-term commercial opportunities.
     As consideration for the acquired operations, we issued to SCS 2,650,000 shares of common stock and waived certain commitments of SCS to repay approximately $709,000 in principal and accrued interest owed to us. The closing price of our common stock on April 1, 2009 was $1.67 per share.
     This transaction has been accounted for as a business purchase pursuant to SFAS 141(R). We have evaluated the acquired assets and liabilities and believe that the historical cost of the net tangible assets acquired approximated fair market value. The primary method used to calculate the fair value of the intangible assets was the “Excess Earnings Method”. These assets will be amortized over their estimated lives.
     The purchase price has been allocated as follows:

		Estimated life of
	Allocated purchase	intangible assets
	price	in years
Net tangible assets	$36,000
Intangible assets:
Customer relationships and developed technology	1,310,000	6 to 9
In process research and development	1,340,000	13 to 19
Trade name	310,000	15
Goodwill	2,139,000	N/A

Total	$5,135,000

     In connection with our acquisition of the operations of SCS, and in accordance with SFAS 141 (R), acquisition costs of approximately $539,000 and $710,000, which primarily consists of legal and other professional fees, were expensed in the three and six-month periods ended June 30, 2009, respectively. These costs were reported in our condensed consolidated statements of operations as part of our general & administrative expense.
Note 10. Subsequent Events
     Subsequent events have been evaluated through August 7, 2009, which represents the issuance date of these unaudited condensed consolidated financial statements.
     In July 2009, we sold 1,555,000 shares of common stock at an average price of approximately $1.80 per share for gross proceeds of approximately $2,800,000. The shares were sold pursuant to a sales agreement we entered into with Cantor in June 2009, under which Cantor was paid compensation equal to 3.0% of the gross proceeds.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This report contains forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act that involve substantial risks and uncertainties. Such statements include, without limitation, all statements as to expectation or belief and statements as to our future results of operations; the progress of our research, product development and clinical programs; the need for, and timing of, additional capital and capital expenditures; partnering prospects; costs of manufacture of products; the protection of, and the need for, additional intellectual property rights; effects of regulations; the need for additional facilities; and potential market opportunities. Our actual results may vary materially from those contained in such forward-looking statements because of risks to which we are subject, including the fact that additional trials will be required to confirm the safety and demonstrate the efficacy of the Company’s HuCNS-SC cells for the treatment of Batten or any other disease; uncertainty as to whether the U.S. Food and Drug Administration (FDA) or other regulatory authorities will permit us to proceed with clinical testing of proposed products despite the novel and unproven nature of our technologies; the risk that one or more of our clinical trials or studies could be substantially delayed beyond their expected dates or cause us to incur substantial unanticipated costs; uncertainties in our ability to obtain the capital resources needed to continue our current research and development operations and to conduct the research, preclinical development and clinical trials necessary for regulatory approvals; uncertainties about the design of future clinical trials and whether the Company will receive the necessary support of a clinical trial site and its institutional review board to pursue future clinical trials in NCL, PMD or in proposed therapies for other diseases or conditions; the uncertainty regarding our ability to obtain a corporate partner or partners, if needed, to support the development and commercialization of our potential cell-based therapeutics products; the uncertainty regarding the outcome of our clinical trials or studies we may conduct in the future; the uncertainty regarding the validity and enforceability of our issued patents; the risk that we may not be able to manufacture additional master and working cell banks when needed; the uncertainty whether any products that may be generated in our cell-based therapeutics programs will prove clinically safe and effective; the uncertainty whether we will achieve significant revenue from product sales or become profitable; uncertainties regarding our obligations with respect to our former encapsulated cell therapy facilities in Rhode Island; obsolescence of our technologies; competition from third parties; intellectual property rights of third parties; litigation risks; and other risks to which we are subject. All forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth in “Risk Factors” in Part II, Item 1A of this report and Part I, Item 1A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
     Overview
     The Company
     We are focused on developing and commercializing cell-based technologies. Our research and development (R&D) programs are primarily focused on identifying and developing potential cell-based therapeutics which can either restore or support organ function. In particular, since we relocated our corporate headquarters and research laboratories to California in 1999, our R&D efforts have been directed at refining our methods for identifying, isolating, culturing, and purifying the human neural stem cell and human liver engrafting cells (hLEC) and developing these as potential cell-based therapeutics for the central nervous system (CNS) and the liver, respectively. In our CNS Program, our HuCNS-SC® product candidate (purified human neural stem cells) is in clinical development for two indications. In January 2009, we completed a six patient Phase I clinical trial of HuCNS-SC cells in infantile and late infantile neuronal ceroid lipofuscinosis (NCL), two forms of a group of disorders often referred to as Batten disease. The data from this Phase I trial showed that the HuCNS-SC cells were well tolerated, and there was evidence that the donor cells engrafted and survived. In December 2008, the FDA approved our IND to initiate a Phase I clinical trial of HuCNS-SC cells in a second indication, Pelizeaus-

Merzbacher Disease (PMD), a fatal myelination disorder in the brain. We expect the PMD trial to begin enrolling patients in 2009 and that the trial will take 12-18 months to complete. In addition, our HuCNS-SC cells are in preclinical development for spinal cord injury and retinal disorders. In our Liver Program, we are in preclinical development with our human liver engrafting cells and we plan to seek the necessary approvals to initiate a clinical study to evaluate hLEC as a potential cellular therapy, with the initial indication likely to be liver-based metabolic disorders. For a brief description of our significant therapeutic research and development programs see Overview “Research and Development Programs” in the Business Section of Part I, Item 1 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. We have also conducted research on several other cell types and in other areas, which could lead to other possible product candidates, process improvements or further research activities.
     On April 1, 2009, we acquired the operations of Stem Cell Sciences Plc (SCS). The acquired business includes proprietary cell technologies relating to embryonic stem cells, induced pluripotent stem (iPS) cells, and tissue-derived (adult) stem cells; expertise and infrastructure for providing cell-based assays for drug discovery; a media formulation and reagent business; and an intellectual property portfolio with claims relevant to cell processing, reprogramming and manipulation, as well as to gene targeting and insertion. These acquired operations will help us pursue applications of our cell technologies to develop cell-based research tools, which we believe represent nearer-term commercial opportunities. See Note 9 “Acquisition of SCS Operations” in the notes to condensed financial statements of Part I, Item 1 of this form 10-Q for further information.
     We have not derived any revenue or cash flows from the sale or commercialization of any therapeutic products. Through our acquisition of the SCS operations, we derived revenue from sales and royalties on sales of media. We have also derived revenue from licensing rights to our intellectual property. To date, all such revenue has been limited and there can be no assurance that these revenues will increase. As a result, we have incurred annual operating losses since inception and expect to incur substantial operating losses in the future. Therefore, we are dependent upon external financing from equity and debt offerings and revenue from collaborative research arrangements with corporate sponsors to finance our operations. We have no such collaborative research arrangements at this time and there can be no assurance that such financing or partnering revenue will be available when needed or on terms acceptable to us.
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
     Overall, we expect our R&D expenses to be substantial and to increase for the foreseeable future as we continue the development and clinical investigation of our current and future therapeutic product candidates. In addition, we expect our expenses and expenditures to increase as we begin to develop and commercialize non-therapeutic applications of our cell-based technologies. However, expenditures on R&D programs are subject to many uncertainties, including whether we develop our product candidates with a partner or independently. We cannot forecast with any degree of certainty which of our product candidates or technologies will be subject to future collaboration, when such collaboration agreements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. In addition, there are numerous factors associated with the successful commercialization of any of our cell-based products, including future regulatory requirements and legal restrictions on the procurement of human tissue for medical research, many of which cannot be determined with accuracy at this time given the stage of our development and the novel nature of stem cell technologies. The regulatory pathways, both in the United States and internationally, are complex and fluid given the novel and, in general, clinically unproven nature of stem cell technologies. At this time, due to such uncertainties and inherent risks, we cannot estimate in a meaningful way the duration of, or the costs to complete, our R&D programs or whether, when or to what extent we will generate revenues or cash inflows from the commercialization and sale of any of our therapeutic product candidates or any non-therapeutic applications of our cell-based technologies. While we are currently focused on advancing each of our product development programs, our future R&D expenses will depend on the determinations we make as to the scientific and clinical prospects of each product candidate, as well as our ongoing assessment of the regulatory requirements and each product candidate’s commercial potential.
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

Significant Events
     In April 2009, we announced that a major international pharmaceutical company acquired a non-exclusive license to our Internal Ribosome Entry Site (IRES) technology, which we acquired as part of the SCS operations. The IRES technology enables researchers to genetically modify any mammalian cell and to monitor the activity of a particular gene of interest without blocking the normal function of the gene. The IRES technology is particularly important for evaluating the success of gene knock-outs or knock-ins in stem cells, as well as for the successful creation of transgenic mouse and rat disease models.
     In May 2009, the U.S. Patent and Trademark Office (PTO) upheld the validity of the remaining two neural stem cell patents which were subjected to reexamination proceedings commenced by Neuralstem, Inc. The upheld patents are the subject of two related lawsuits initiated by us against Neuralstem, which allege infringement of a total of six patents. These six patents collectively claim the manufacture and use of human neural stem and progenitor cells as tools for drug discovery and as therapeutic agents. The PTO’s decision to uphold the two patents is final and cannot be appealed.
     In May 2009, our collaborators at Oregon Health & Science University Casey Eye Institute presented data showing our human central nervous system stem cells, when transplanted in an animal model of retinal degeneration, engraft long-term and can protect the retina from progressive degeneration. Retinal degeneration leads to loss of vision in diseases such as age-related macular degeneration.
     In June 2009, we announced positive results from our Phase I clinical trial of our HuCNS-SC product candidate in infantile and late infantile neuronal ceroid lipofuscinosis (NCL), often referred to as Batten disease. This first Phase I trial was designed primarily to assess the safety of HuCNS-SC cells as a potential cell-based therapeutic. Overall, the trial data demonstrated that the HuCNS-SC cells, the transplantation procedure and the immunosuppression regimen were well tolerated by all six patients enrolled in the trial, and the patients’ medical, neurological and neuropsychological conditions, following transplantation, appeared consistent with the normal course of the disease. In addition to this favorable safety profile, there was evidence of engraftment and long-term survival of the HuCNS-SC cells.
     In June 2009, we were added to the Russell 3000® Index, a broad market index that measures the performance of the 3000 largest companies in the United States. As part of our membership in the Russell 3000, we are also included in the Russell 2000® Index, which is a subset of the Russell 3000 representing the small capitalization segment of the U.S. equity market.
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
Stock-Based Compensation
     Effective January 1, 2006, we apply Statement of Financial Accounting Standards 123 (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R requires us to recognize expense related to the fair value of our stock-based payment awards, including employee stock options. Under the provisions of SFAS 123R, employee stock-based payment is estimated at the date of grant based on the award’s fair value using the Black-Scholes-Merton (Black-Scholes) option-pricing model and is recognized as expense ratably over the requisite service period. The Black-Scholes option-pricing model requires the use of certain assumptions, the most significant of which are our estimates of the expected volatility of the market price of our stock and the expected term of the award. Our estimate of the expected volatility is based on historical volatility. The expected term represents the period during which our stock-based awards are expected to be outstanding. From January 1, 2006 to December 31, 2007, and in accordance with Staff Accounting Bulletin 107, Share-Based Payment (SAB 107), the expected term was equal to the average of the contractual life of the stock option and its vesting period as of the date of grant (the simplified method). In December 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 110, Share-Based Payment (SAB 110), extending the availability of SAB 107 beyond its original deadline of December 31, 2007. The extension is available for companies under specified conditions that include a lack of sufficient historical exercise data related to their stock-based awards. Effective January 1, 2008, in accordance with SAB 110, we no longer use the simplified method and estimate the expected term based on historical experience of similar awards, giving consideration to the contractual terms of the awards, vesting requirements, and expectation of future employee behavior, including post-vesting terminations. The change of method in estimating the expected term did not have a material impact on our condensed consolidated financial statements.
     As required under SFAS 123R, we review our valuation assumptions at each grant date and, as a result, our assumptions in future periods may change. As of June 30, 2009, total compensation cost related to unvested stock-based awards not yet recognized was approximately $7,047,000, which is expected to be recognized as expense over a weighted-average period of 2.6 years. See also Note 4, “Stock-Based Compensation,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.
Wind-down expenses — Rhode Island
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
     Management forms its best estimate on a quarterly basis, after considering actual sublease activity, reports from our broker/realtor about current and predicted real estate market conditions in Rhode Island, the likelihood of new subleases in the foreseeable future for the specific facility and significant changes in the actual or projected operating expenses of the property. We discount the projected net outflow over the term of the leasehold to arrive at the present value, and adjust the reserve to that figure. The estimated vacancy rate for the facility is an important assumption in determining the reserve because changes in this assumption have the greatest effect on estimated sublease income. In addition, the vacancy rate estimate is the variable most subject to change, while at the same time it involves the greatest judgment and uncertainty due to the absence of highly predictive information concerning the future of the local economy and future demand for specialized laboratory and office space in that area. The average vacancy rate of the facility over the last six years (2003 through 2008) was approximately 74%, varying from 66% to 89%. As of June 30, 2009, based on current information available to management, the vacancy rate is projected to be approximately 78% for 2009, approximately 75% for 2010 and approximately 70% from 2011 through the end of the lease. These estimates are based on actual occupancy as of June 30, 2009, predicted lead time for acquiring new subtenants, historical vacancy rates for the area, and assessments by our broker/realtor of future real estate market conditions. If the assumed vacancy rate from 2010 to the end of the lease had been 5% higher or lower at June 30, 2009, then the reserve would have increased or decreased by approximately $180,000. Similarly, a 5% increase or decrease in the operating expenses for the facility from 2010 on would have increased or decreased the reserve by approximately $91,000, and a 5% increase or decrease in the assumed average rental charge per square foot would have increased or decreased the reserve by approximately $45,000. Management does not wait for specific events to change its estimate, but instead uses its best efforts to anticipate them on a quarterly basis. See Note 5 “Wind-down expenses,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.
Wind-down expenses — Australia
     On April 1, 2009, as part of our acquisition of the operations of SCS, we acquired operations near Melbourne, Australia. In order to reduce operating complexity and expenses, we made the decision to close our site in Australia and consolidate personnel and programs to our Cambridge, U.K. and Palo Alto, California sites. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), we established a short-term reserve of approximately $310,000, for the estimated costs to close down and exit our Australia operations. This reserve reflects the estimated cost to terminate our facility lease in Australia (with an original termination date of December 31, 2010), employee termination benefits and other liabilities associated with the wind-down and relocation of our operations in Australia.

Business Combinations
     We account for acquisitions using the purchase method of accounting under FASB statement No. 141 (R), Business Combinations (SFAS 141 (R)). The operating results of acquired companies or operations are included in our consolidated financial statements starting on the date of acquisition. We account for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS142). Goodwill is recorded at the time of an acquisition and is calculated as the difference between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, including in-process research and development (IPR&D). Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. In accordance with SFAS No. 142, we test goodwill for impairment on an annual basis or more frequently if we believe indicators of impairment exist. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period.
Results of Operations
     Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future due to the occurrence of material recurring and nonrecurring events, including without limitation the receipt and payment of recurring and nonrecurring licensing payments, the initiation or termination of research collaborations and development programs for both cell-based therapeutic products and research tools, unpredictable or unanticipated manufacturing and supply costs, unanticipated capital expenditures necessary to support our business, expenses arising out of the integration of the acquired SCS operations, developments in on-going patent protection and litigation, the on-going expenses to lease and maintain our Rhode Island facilities, and the increasing costs associated with operating our California and Cambridge, U.K. facilities.
Revenue and Cost of Product Sales
     Revenue for the three months and six months ended June 30, 2009, as compared with the same periods in 2008, is summarized in the table below:

	Three months ended,				Six months ended,
	June 30		Change in 2009 versus 2008		June 30		Change in 2009 versus 2008
	2009	2008	$	%	2009	2008	$	%
Revenue:
Licensing agreements and grants	$144,851	$29,832	$115,019	386%	$201,453	$47,182	$154,271	327%
Product sales	120,600	—	120,600	*	120,600	—	120,600	*

Total revenues	265,451	29,832	235,619	790%	322,053	47,182	274,871	583%

Cost of product sales	(59,525)	—	(59,525)	*	(59,525)	—	(59,525)	*

Gross Profit	$205,926	$29,832	$176,094	590%	$262,528	$47,182	$215,346	456%

*	Calculation is not meaningful
     Total revenue in the second quarter of 2009 was approximately $265,000, which was 790% higher than total revenue in the second quarter of 2008. The increase in 2009 compared to 2008 was primarily attributable to consolidation of revenues from the acquired SCS operations in the second quarter of 2009, which were not part of our operations in the same period in 2008.

     Second quarter ended June 30, 2009 versus second quarter ended June 30, 2008. Licensing and grant revenue for the second quarter of 2009 were approximately $145,000, or 386%, higher as compared to the same period in 2008. This increase was primarily attributable to approximately $90,000 in grant revenue recognized and consolidated as part of our acquisition of the SCS operations. Licensing and grant revenue for 2009 also includes approximately $21,000 from an existing grant from the National Institute of Diabetes and Digestive and Kidney Diseases to research and develop a potential cell-based therapeutic for liver disease. The remaining revenue under licensing and grant revenue for the second quarter of 2009 and 2008 consist of licensing fees from existing licensing agreements. In the second quarter of 2009, we recognized and consolidated approximately $121,000 and $60,000 as revenue from product sales and cost of product sales, respectively, in connection with our acquisition of the SCS operations, compared to none in the same period of 2008.
     Six-month period ended June 30, 2009 versus six-month period ended June 30, 2008. Licensing and grant revenue for the second quarter of 2009 were approximately $201,000, or 326%, higher as compared to the same period in 2008. This increase was primarily attributable to approximately $90,000 in grant revenue recognized and consolidated as part of our acquisition of the SCS operations. Licensing and grant revenue for 2009 also includes approximately $51,000 from an existing grant from the National Institute of Diabetes and Digestive and Kidney Diseases to research and develop a potential cell-based therapeutic for liver disease. The remaining revenue under licensing and grant revenue for the six months ended June 30, 2009 and 2008 consist of licensing fees from existing licensing agreements. For the six months ended June 30, 2009, we recognized and consolidated approximately $121,000 and $60,000 as revenue from product sales and cost of product sales, respectively, in connection with of our acquisition of the SCS operations, compared to none in the same period of 2008.
Operating Expenses
     Operating expenses for the three and six month periods ended June 30, 2009, as compared with the same periods in 2008, are summarized in the table below:

	Three months ended,		Change in 2009 versus		Six months ended,		Change in 2009 versus
	June 30		2008		June 30		2008
	2009	2008	$	%	2009	2008	$	%
Operating expenses:
Research & development	$5,054,600	$4,415,615	$638,985	14%	$9,290,389	$8,915,366	$375,023	4%
General & administrative	2,201,974	2,345,846	(143,872)	(6)%	4,740,886	4,600,049	140,837	3%
Wind-down expenses	340,064	167,250	172,814	103%	545,500	327,500	218,000	67%

Total operating expenses	$7,596,638	$6,928,711	$667,927	10%	$14,576,775	$13,842,915	$733,860	5%

Research and Development Expenses
     Our R&D expenses consist primarily of salaries and related personnel expenses, costs associated with clinical trials and regulatory submissions; costs associated with preclinical activities such as toxicology studies; costs associated with cell processing and process development; certain patent-related costs such as licensing; facilities related costs such as depreciation; lab equipment and supplies. Clinical trial expenses include payments to vendors such as clinical research organizations, contract manufacturers, clinical trial sites, laboratories for testing clinical samples and consultants. Cumulative R&D costs incurred since we refocused our activities on developing cell-based therapeutics (fiscal years 2000 through the six months ended June 30, 2009) were approximately $101 million. Over this period, the majority of these cumulative costs were related to: (i) characterization of our proprietary HuCNS-SC cell, (ii) expenditures for toxicology and other preclinical studies, preparation and submission of applications to regulatory agencies to conduct clinical trials and obtaining regulatory clearance to initiate such trials, all with respect to our HuCNS-SC cells, (iii) preclinical studies and development of our human liver engrafting cells; and (iv) costs associated with cell processing and process development.
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
     R&D expenses totaled approximately $5,055,000 in the second quarter of 2009 compared with $4,416,000 in the second quarter of 2008, and $9,290,000 for the six-month period ended June 30, 2009 compared with $8,915,000 for the six-month period ended June 30, 2008.
     Second quarter ended June 30, 2009 versus second quarter ended June 30, 2008. R&D expense totaled approximately $5,055,000 in the second quarter of 2009, as compared to $4,416,000 for the same period in 2008. The increase of approximately $639,000, or 14%, from 2008 to 2009 was primarily attributable to increased R&D operations from our acquisition of the SCS operations. The R&D activity associated with the SCS operations is primarily focused on developing cell technologies for non-therapeutic applications, such as use in cell-based assays for drug discovery.
     Six-month period ended June 30, 2009 versus six-month period ended June 30, 2008. R&D expense totaled approximately $9,290,000 in the six-month period ended June 30, 2009, as compared to $8,915,000 for the same period in 2008. The increase of approximately $375,000, or 4%, from 2008 to 2009 was primarily attributable to approximately $648,000 of additional R&D operations from our acquisition of the SCS operations. This increase was partially offset by a decrease in expenses for external services, including expenses related to manufacturing and testing of our cells and for our six-patient Phase I clinical trial for NCL, which was completed in January 2009.
     At June 30, 2009, we had 68 full-time employees working in research and development and laboratory support services as compared to 45 at June 30, 2008.
General and Administrative Expenses
     General and administrative (G&A) expenses totaled approximately $2,202,000 in the second quarter of 2009 compared with $2,346,000 in the second quarter of 2008, and $4,741,000 for the six-month period ended June 30, 2009 compared with $4,600,000 for the six-month period ended June 30, 2008.
     Second quarter ended June 30, 2009 versus second quarter ended June 30, 2008. G&A expenses totaled approximately $2,202,000 in the second quarter of 2009, compared with $2,346,000 for the same period in 2008. The decrease of approximately $144,000, or 6%, from 2008 to 2009 was primarily attributable to a decrease in external services of approximately $484,000, mainly due to a decrease in legal expenses. This decrease was partially offset by approximately $172,000 of acquisition costs related to the acquisition of the SCS operations, an increase in personnel expenses of $124,000 primarily related to stock based compensation and an increase in other operating expenses of approximately $44,000.
     Six-month period ended June 30, 2009 versus six-month period ended June 30, 2008. G&A expenses totaled approximately $4,741,000 in the six-month period ended June 30, 2009, compared with $4,600,000 for the same period in 2008. The increase of approximately $141,000, or 3%, from 2008 to 2009 was primarily attributable to approximately $710,000 of acquisition costs related to the acquisition of the SCS operations, an increase in personnel expenses of $235,000 primarily related to stock based compensation and an increase in other operating expenses of approximately $10,000. The increase was partially offset by a decrease in external services of approximately $814,000 primarily attributable to a decrease in legal fees.
Wind-down Expenses

	Three months ended,		Six months ended,
	June 30		June 30
	2009	2008	2009	2008
Rhode Island	$29,795	$167,250	$235,231	$327,500
Australia	310,269	—	310,269	—

Total wind-down expenses	$340,064	$167,250	$545,500	$327,500

          Rhode Island
     In 1999, in connection with exiting our former research facility in Rhode Island, we created a reserve for the estimated lease payments and operating expenses related to it. The reserve has been re-evaluated and adjusted based on assumptions relevant to real estate market conditions and the estimated time until we could either fully sublease, assign or sell our remaining interests in the property. The reserve was approximately $5,513,000 at December 31, 2008. Payments net of subtenant income of approximately

$293,000 for the second quarter and $624,000 for the six months ended June 30, 2009 were recorded against this reserve. At June 30, 2009, we re-evaluated the estimate and adjusted the reserve to approximately $5,022,000 by recording in aggregate, additional wind-down expenses of approximately $30,000 in the second quarter of 2009, for a total of approximately $235,000 for the six months ended June 30, 2009. Payments recorded against the reserve were approximately $288,000 in the second quarter and $619,000 for the six months ended June 30, 2008 and additional expenses recorded to adjust the reserve were approximately $167,000 in the second quarter and $327,000 for the six months ended June 30, 2008. Expenses for this facility will fluctuate based on changes in tenant occupancy rates and other operating expenses related to the lease. Even though it is our intent to sublease, assign, sell, or otherwise divest ourselves of our interests in the facility at the earliest possible time, we cannot determine with certainty a fixed date by which such events will occur. In light of this uncertainty, based on estimates, we will periodically re-evaluate and adjust the reserve, as necessary. See Note 5 “Wind-down expenses,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.
          Australia
     On April 1, 2009, as part of our acquisition of the operations of SCS, we acquired operations near Melbourne, Australia. In order to reduce operating complexity and expenses, we made the decision to close our site in Australia and consolidate personnel and programs to our Cambridge, U.K. and Palo Alto, California sites. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), we established a short-term reserve of approximately $310,000, for the estimated costs to close down and exit our Australia operations. The reserve reflects the estimated cost to terminate our facility lease in Australia (with an original termination date of December 31, 2010), employee termination benefits and other liabilities associated with the wind-down and relocation of our operations in Australia. See Note 5 “Wind-down expenses,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.
Other Income (Expense)
     Other income totaled approximately $24,000 in the second quarter of 2009 compared with $183,000 in the same period of 2008, and other expense of $2,334,000 for the six months ended June 30, 2009 compared with other income of $536,000 for the six months ended June 30, 2008.

	Three months ended,		Change in 2009 versus		Six months ended,		Change in 2009 versus
	June 30		2008		June 30		2008
	2009	2008	$	%	2009	2008	$	%
Other income (expense):
Gain on sale of marketable securities	—	—	—	—	$397,866	—	$397,866	*
Change in fair value of warrant liability	102,517	—	102,517	*	(2,652,931)	—	(2,652,931)	*
Interest income	8,338	216,109	(207,771)	(96)%	50,285	599,774	(549,489)	(92)%
Interest expense	(29,074)	(28,970)	(104)	0%	(57,250)	(57,161)	(89)	0%
Other expense, net	(57,424)	(3,736)	(53,688)	1,437%	(71,634)	(7,345)	(64,289)	875%

Total other income	$24,357	$183,403	$(159,046)	(87)%	$(2,333,664)	$535,268	$(2,868,932)	(536)%

*	Calculation is not meaningful.
Gain on Sale of Marketable Equity Securities
     In the first quarter of 2009, we sold in aggregate 2,900,000 shares of ReNeuron and received proceeds of approximately $510,000. We recognized a realized gain of approximately $398,000 for the quarter. We did not sell any ReNeuron shares in the second quarter of 2009. We owned 1,921,424 ordinary shares of ReNeuron at June 30, 2009.
Change in fair value of warrant liability
     In connection with our financing in November 2008, we issued warrants to purchase in aggregate 10,344,828 shares of common stock at an exercise price of $2.30 per share and recorded the fair value of these warrants as a liability. The fair value of the warrant liability is revalued at the end of each reporting period, with the change in fair value of the warrant liability recorded as a gain or loss in our Consolidated Statements of Operations. We used the Black-Scholes option pricing model to estimate the fair value of these warrants and in using this model, we make certain assumptions about risk-free interest rates, dividend yields, volatility and expected term of the warrants. See Note 7 “Warrant Liability” in the Notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

Fair value of warrant liability at December 31, 2008	$8,439,931
Change in fair value at March 31, 2009	2,755,448

Fair value of warrant liability at March 31, 2009	$11,195,379
Change in fair value at June 30, 2009	$(102,517)

Fair value of warrant liability at June 30, 2009	$11,092,862
Interest Income
     Interest income for the three months ended June 30, 2009 decreased by approximately $208,000, or 96%, compared to the same period in 2008. For the six months ended June 30, 2009, interest income decreased by approximately $549,000, or 92%, compared to the same period in 2008. The decreases in 2009 were primarily due to a lower average yield. See “Cash Used in Investing Activities,” in Liquidity and Capital Resources below for further information.
Interest Expense
     Interest expense for the three and six months ended June 30, 2009, was relatively flat when compared to similar periods in 2008. Interest expense is primarily for outstanding debt and capital lease balances. See Note 6 “Commitment and Contingencies,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.
Liquidity and Capital Resources
     Since our inception, we have financed our operations through the sale of common and preferred stock, the issuance of long-term debt and capitalized lease obligations, revenue from collaborative agreements, research grants, license fees, and interest income.

	June 30,	December 31,	Change
	2009	2008	$	%
Cash, cash equivalents and marketable debt securities	$36,760,470	$34,037,775	$2,722,695	8%
     In summary, our cash flows were:

			Change in
			2009
	Six months ended June 30,		Versus 2008
	2009	2008	$	%
Net cash used in operating activities	$(12,382,825)	$(12,226,271)	$(156,554)	1%
Net cash provided by investing activities	$4,038,189	$21,010,191	$(16,972,002)	(81)%
Net cash provided by financing activities	$15,208,452	$49,634	$15,158,818	30,541%
Net Cash Used in Operating Activities
     Net cash used in operating activities in the first six months of 2009 was up slightly compared to the same period of 2008. Cash used in operating activities is primarily driven by our net loss but operating cash flows differ from net loss due to non-cash charges or differences in the timing of cash flows.
Net Cash Provided by Investing Activities
     The decrease of approximately $16,972,000 or 81% from 2008 to 2009 for net cash provided by investing activities, was primarily attributable to a higher number of marketable debt securities maturing in the first six months of 2008 as compared to the similar period in 2009.
Net Cash Provided by Financing Activities
     The increase from 2008 to 2009 of approximately $15,159,000 for net cash provided by financing activities was primarily attributable to net proceeds of approximately $14,987,000 from the sale of approximately 8,262,000 shares of common stock at an average price of $1.89 per share in the six months ended June 30, 2009. These shares were sold under sales agreements with Cantor Fitzgerald & Co. (“Cantor”).
     Listed below are key financing transactions entered into by us in the last three years:
•	In June 2009, we sold a total of 275,000 shares of common stock under a sales agreement with Cantor, which we entered into and filed a Prospectus Supplement to announce, in June 2009. These shares were sold at an average price of $1.79 per share for gross proceeds of approximately $491,000. Under the terms of the agreement, up to $30,000,000 worth of shares may be sold from time to time under a shelf registration statement and Cantor is paid compensation equal to 3.0% of the gross proceeds of such sales.

•	From January 2007 through June 2009, we sold a total of 10,000,000 shares of common stock under a sales agreement with Cantor, which we entered into and filed a Prospectus Supplement to announce, in December 2006. These shares were sold at an average price of $2.06 per share for gross proceeds of approximately $20,555,000. Under the terms of this agreement, up to 10,000,000 shares could be sold from time to time under a shelf registration statement and Cantor was paid compensation equal to 5.0% of the gross proceeds.

•	In November 2008, we sold 13,793,104 units to institutional investors at a price of $1.45 per unit, for gross proceeds of $20,000,000. The units, each of which consisted of one share of common stock and a warrant to purchase 0.75 shares of common stock at an exercise price of $2.30 per share, were offered as a registered direct offering under an effective shelf registration statement previously filed with and declared effective by the SEC. We received total proceeds net of offering expenses and placement agency fees of approximately $18,637,000.

•	In April 2007, a warrant issued as part of our June 2004 financing was exercised to purchase an aggregate of 575,658 shares of our common stock at $1.90 per share. We issued 575,658 shares of our common stock and received proceeds of approximately $1,094,000.

•	In April 2006, we sold 11,750,820 shares of our common stock to institutional investors at a price of $3.05 per share, for gross proceeds of approximately $35,840,000. The shares were offered as a registered direct offering under an effective shelf registration statement previously filed with and declared effective by the SEC. We received total proceeds, net of offering expenses and placement agency fees, of approximately $33,422,000. No warrants were issued as part of this financing transaction.

•	In March 2006, a warrant issued as part of our June 2004 financing was exercised to purchase an aggregate of 526,400 shares of our common stock at $1.89 per share. We issued 526,400 shares of our common stock and received proceeds of approximately $995,000.
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
     We intend to pursue opportunities to obtain additional financing in the future through equity and debt financings, grants and collaborative research arrangements. On June 25, 2008 we filed with the SEC a universal shelf registration statement, declared effective July 18, 2008, which permits us to issue up to $100 million worth of registered debt and equity securities. Under this effective shelf registration, we have the flexibility to issue registered securities, from time to time, in one or more separate offerings or other transactions with the size, price and terms to be determined at the time of issuance. Registered securities issued using this shelf may be used to raise additional capital to fund our working capital and other corporate needs, for future acquisitions of assets, programs or businesses, and for other corporate purposes. As of August 3, 2009, we had approximately $61 million under our universal shelf registration statement available for issuing debt or equity securities; approximately $24 million of this $61 million has been reserved for the potential exercise of the warrants issued in connection with our November 2008 financing.

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
Operating Leases — California
     We entered into and amended a lease agreement for an approximately 68,000 square foot facility located at the Stanford Research Park in Palo Alto, California. At June 30, 2009, we had a space-sharing agreement covering approximately 10,451 square feet of this facility. We receive base payments plus a proportionate share of the operating expenses based on square footage over the term of the agreement. We expect to receive, in aggregate, approximately $304,000 as part of the space-sharing agreement for the remainder of 2009. As a result of the above transactions, our estimated net cash outlay for rent and operating expenses will be approximately $1,600,000 for the remainder of 2009.
Operating Leases — Rhode Island
     We continue to have outstanding obligations in regard to our former facilities in Lincoln, Rhode Island. In 1997, we had entered into a fifteen-year lease for a scientific and administrative facility in a sale and leaseback arrangement. The lease includes escalating rent payments. We expect to pay approximately $586,000 in operating lease payments and estimated operating expenses of approximately $299,000, before receipt of sub-tenant income, for the remainder of 2009. We expect to receive, in aggregate, approximately $147,000 in sub-tenant rent and operating expense for the remainder of 2009. As a result of the above transactions, our estimated cash outlay net of sub-tenant rent for the facility will be approximately $738,000 for the remainder of 2009.
Operating Leases — United Kingdom
     On April 1, 2009, as part of our acquisition of the operations of SCS, we acquired operations in Cambridge, U.K.. Our wholly-owned subsidiary, Stem Cell Sciences UK Ltd, has two lease agreements with Babraham Bioscience Technologies Ltd., for in aggregate space of approximately 3,900 square feet of office and lab space in Cambridge, U.K.. The lease term for one ends on February 28, 2010 and the other on March 26, 2011. For these two leases, at June 30, 2009, we expect to pay approximately 55,000 U.K. pounds (GBP) as rental payments for the remainder of 2009.
Operating Leases — Australia
     On April 1, 2009, as part of our acquisition of the operations of SCS, we acquired operations near Melbourne, Australia. Our wholly-owned subsidiary, Stem Cell Sciences (Australia) Pty Ltd, is in a lease agreement with Monash University for approximately 1,938 square feet of office and lab space in Victoria, Australia. The lease term ends on December 31, 2010. In order to reduce operating complexity and expenses, we made the decision to close our site in Australia and consolidate personnel and programs to our

Cambridge, U.K. and Palo Alto, California sites. We expect to pay approximately $86,000 for an early termination of the lease. See Note 5 “Wind-down expenses,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.
     With the exception of leases discussed above, we have not entered into any off balance sheet financial arrangements and have not established any special purpose entities. We have not guaranteed any debts or commitments of other entities or entered into any options on non-financial assets.
Contractual Obligations
     During the first six months of 2009, we believe that there have been no significant changes in our payments due under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.
Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (SFAS 168). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP in the United States. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165). SFAS 165 establishes establish principles and requirements for subsequent events. It incorporates the accounting and disclosure requirements for subsequent events into GAAP in the United States. It defines a date through which management must evaluate subsequent events and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance sheet date but before financial statements are issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this accounting standard will not have a material impact on our consolidated financial statements.
     In April 2009, the FASB issued the following new accounting standards:
•	FASB Staff Position No. 107-1 (FSP 107-1) and Accounting Principles Board (APB) Opinion No. 28-1 (APB 28-1), Interim Disclosures about Fair Value of Financial Instruments, which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments (SFAS 107) and APB Opinion No. 28, Interim Financial Reporting (APB 28), to require disclosures about the fair value of financial instruments for interim as well as in annual financial statements. FSP 107-1 and APB 28-1 will be effective for interim reporting periods ending after June 15, 2009. The adoption of this accounting standard did not have a material impact on our consolidated financial statements.

•	FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 will be applied prospectively and will be effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP 157-4 did not have a material impact on our consolidated financial statements.

•	FASB Staff Position No. 115-2, (FSP 115-2) and FASB Staff Position No. 124-2 (FSP124-2), Recognition and Presentation of Other-Than-Temporary Impairments, which amends the other-than-temporary impairment guidance for debt and equity securities. FSP 115-2 and FSP 124-2 shall be effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP 115-2 and FSP 124-2 did not have a material impact on our consolidated financial statements.

•	FASB Staff Position No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP 141 (R)-1). FSP 141 (R)-1 amends and clarifies FASB statement No. 141 (R), Business Combinations (SFAS 141 (R)), to address issues related to the recognition and measurement of assets and liabilities arising from contingencies in a business combination. Assets and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the measurement period. If fair value cannot be reasonably estimated, companies should typically account for the acquired contingencies using existing guidance. We adopted SFAS 141(R) and FSP 141(R)-1 on January 1, 2009. We expect SFAS 141(R) and FSP 141(R) -1 will have an impact on our consolidated financial statements; however, the nature and magnitude of the impact will depend upon the nature, terms and size of the acquisition we consummate after the effective date.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our market risks at June 30, 2009 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2008 on file with the U.S. Securities and Exchange Commission.
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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     In July 2006, we filed suit against Neuralstem, Inc. in the Federal District Court for the District of Maryland, alleging that Neuralstem’s activities violate claims in four of the patents we exclusively licensed from NeuroSpheres. In December 2006, Neuralstem petitioned the U.S. Patent and Trademark Office (PTO) to reexamine two of the patents in our infringement action against Neuralstem, namely U.S. Patent No. 6,294,346 (claiming the use of human neural stem cells for drug screening) and U.S. Patent No. 7,101,709 (claiming the use of human neural stem cells for screening biological agents). In April 2007, Neuralstem petitioned the PTO to reexamine the remaining two patents in the suit, namely U.S. Patent No. 5,851,832 (claiming methods for proliferating human neural stem cells) and U.S. Patent No. 6,497,872 (claiming methods for transplanting human neural stem cells). These requests were granted by the PTO and, in June 2007, the parties voluntarily agreed to stay the pending litigation while the PTO considered these reexamination requests. In April 2008, the PTO upheld the ‘832 and ‘872 patents, as amended, and issued Notices of Intent to Issue an Ex Parte Reexamination Certificate for both. In May 2009, the PTO upheld the ‘346 and ‘709 patents, as amended, and issued Notices of Intent to Issue an Ex Parte Reexamination Certificate for both.
     In May 2008, we filed a second patent infringement suit against Neuralstem and its two founders, Karl Johe and Richard Garr. In this suit, which we filed in the Federal District Court for the Northern District of California, we allege that Neuralstem’s activities infringe claims in two patents we exclusively license from NeuroSpheres, specifically U.S. Patent No. 7,361,505 (claiming composition of matter of human neural stem cells derived from any source material) and U.S. Patent No. 7,115,418 (claiming methods for proliferating human neural stem cells). In addition, we allege various state law causes of action against Neuralstem arising out of its repeated derogatory statements to the public about our patent portfolio. Also in May 2008, Neuralstem filed suit against us and NeuroSpheres in the Federal District Court for the District of Maryland seeking a declaratory judgment that the ‘505 and ‘418 patents are either invalid or are not infringed by Neuralstem and that Neuralstem has not violated California state law. In August 2008, the California court transferred our lawsuit against Neuralstem to Maryland for resolution on the merits. In July 2009, the Maryland District Court granted our motion to consolidate these two cases with the litigation we initiated against Neuralstem in 2006. In August 2009, the Maryland District Court approved a scheduling order submitted by the parties for discovery and trial.
ITEM 1A. RISK FACTORS
     There have been no material change from the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and Part II, Item 1A, of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On June 29, 2009, we held our Annual Meeting of Stockholders. Mr. Martin McGlynn and Dr. Roger Perlmutter were re-elected to the Board as Class III directors, with terms expiring in 2012. The remaining members of the Board, whose terms continued after the Annual Meeting, are Mr. Eric Bjerkholt and Drs. Ricardo Levy, John Schwartz and Irving Weissman. The shareholders also ratified the selection of Grant Thornton LLP as StemCells’ independent public accountants for the fiscal year ending December 31, 2009.

     The number of proxies finally tabulated represented 79,855,320 of the 103,198,126 eligible shares, or 77.38 percent of eligible shares. The votes on each of the proposals were as follows:

		Authority
	For	Withheld	Against	Abstain
Election of Martin McGlynn, as director	74,847,727	5,007,593	—	—

Election of Roger Perlmutter, M.D., Ph.D., as director	75,766,424	4,088,896	—	—

Ratification of Grant Thornton LLP as independent accountants for 2009	77,551,202	—	1,721,152	582,966
ITEM 5. OTHER INFORMATION
     In May 2009, we terminated an agreement to purchase a building in Sunnyvale, California which we had entered into with North Pastoria Sunnyvale, LLC in March 2009. Our obligation to purchase the building was subject to due diligence and other pre-closing conditions, and we decided not to purchase the building.
     In August 2009, we amended the employment agreement between us and Ken Stratton, our General Counsel. Under the terms of the amendment, if Mr. Stratton’s employment is involuntarily terminated by us other than for cause, Mr. Stratton would be entitled to receive salary and benefits continuation at his then-current base salary rate for a period of six months. In the event of a termination following a change of control of the Company, Mr. Stratton would be entitled to receive salary and benefits continuation at his then-current base salary rate for a period of 12 months.
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

STEMCELLS, INC. (name of Registrant)
August 7, 2009	/s/ Rodney K. B. Young
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