Form 10-Q
period 2009-09-30
STEMCELLS INC
filed 2009-11-05
CIK 883975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended: September 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
At November 2, 2009, there were 118,349,587 shares of Common Stock, $.01 par value, issued and outstanding.

STEMCELLS, INC.
NOTE REGARDING REFERENCES TO US AND OUR COMMON STOCK
Throughout this Form 10-Q, the words “we,” “us,” “our,” and “StemCells” refer to StemCells, Inc., including our directly and indirectly wholly-owned subsidiaries. “Common stock” refers to the common stock, $.01 par value, of StemCells, Inc.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
STEMCELLS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$28,226,515	$30,042,986
Marketable securities	5,175,739	4,181,592
Other receivables	273,937	164,204
Notes receivable	—	298,032
Prepaid and other current assets	492,979	645,242

Total current assets	34,169,170	35,332,056
Property, plant and equipment, net	3,012,856	3,173,468
Other assets, non-current	2,357,968	2,079,278
Goodwill and other intangible assets, net	5,384,762	645,538

Total assets	$44,924,756	$41,230,340

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,362,407	$1,078,123
Accrued expenses and other liabilities	2,306,007	2,261,245
Accrued wind-down expenses, current	1,435,234	1,420,378
Deferred revenue, current	147,678	43,909
Capital lease obligation, current	71,337	18,739
Deferred rent, current	180,429	346,930
Bond payable, current	157,500	149,167

Total current liabilities	5,660,592	5,318,491
Capital lease obligation, non-current	101,757	6,529
Bond payable, non-current	741,250	860,000
Fair value of warrant liability	9,262,448	8,439,931
Deposits and other long-term liabilities	458,032	466,211
Accrued wind-down expenses, non-current	3,322,076	4,092,939
Deferred rent, non-current	—	90,215
Deferred revenue, non-current	158,736	147,039

Total liabilities	19,704,891	19,421,355
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $.01 par value; 250,000,000 shares authorized; issued and outstanding 108,319,091 at September 30, 2009 and 94,945,603 at December 31, 2008	1,083,190	949,455
Additional paid-in capital	305,244,263	279,868,802
Accumulated deficit	(280,794,177)	(259,001,524)
Accumulated other comprehensive loss	(313,411)	(7,748)

Total stockholders’ equity	25,219,865	21,808,985

Total liabilities and stockholders’ equity	$44,924,756	$41,230,340

See Notes to Condensed Consolidated Financial Statements.

STEMCELLS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue:
Revenue from licensing agreements and grants	$98,806	$12,379	$300,260	$59,561
Revenue from product sales	154,362	—	274,961	—

Total Revenue	253,168	12,379	575,221	59,561
Cost of product sales	(141,453)	—	(200,979)	—

Gross Profit	111,715	12,379	374,242	59,561
Operating expenses:
Research and development	4,988,569	4,171,799	14,278,958	13,087,165
Selling, general and administrative	2,111,838	1,631,580	6,852,724	6,231,629
Wind-down expenses	(5,679)	53,636	539,821	381,136

Total operating expenses	7,094,728	5,857,015	21,671,503	19,699,930

Loss from operations	(6,983,013)	(5,844,636)	(21,297,261)	(19,640,369)
Other income (expense):
Realized gain on sale of marketable securities	—	—	397,866	—
Change in fair value of warrant liability	1,830,414	—	(822,517)	—
Interest income	5,531	138,332	55,816	738,107
Interest expense	(27,613)	(26,849)	(84,863)	(84,010)
Other income (expense)	29,940	(10,800)	(41,694)	(18,145)

Total other income (expense), net	1,838,272	100,683	(495,392)	635,952

Net loss	$(5,144,741)	$(5,743,953)	$(21,792,653)	$(19,004,417)

Basic and diluted net loss per share	$(0.05)	$(0.07)	$(0.21)	$(0.24)
Shares used to compute basic and diluted loss per share	108,257,345	80,961,150	103,071,957	80,827,141
See Notes to Condensed Consolidated Financial Statements.

STEMCELLS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended
	September 30,
	2009	2008
Cash flows from operating activities: Net loss	$(21,792,653)	$(19,004,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,220,813	895,617
Stock-based compensation	3,174,945	3,021,444
Gain on sale of marketable securities	(397,866)	—
Change in fair value of warrant liability	822,517	—
Changes in operating assets and liabilities:
Other receivables	398,742	141,967
Prepaid and other current assets	196,778	441,662
Other assets, non-current	(269,393)	(322,821)
Accounts payable and accrued expenses	(509,958)	(1,415,468)
Accrued wind-down expenses	(775,547)	(707,061)
Deferred revenue	(303,027)	(2,464)
Deferred rent	(256,715)	(214,104)

Net cash used in operating activities	(18,491,364)	(17,165,645)
Cash flows from investing activities:
Proceeds from the sale of marketable securities	4,510,213	22,658,794
Purchase of marketable securities	(4,977,982)	—
Repayment (payment) of advances under notes receivable	(79,829)	1,000,000
Purchases of property, plant and equipment	(485,750)	(261,693)
Acquisition of other assets	(15,000)	(24,375)

Net cash provided by (used in) investing activities	(1,048,348)	23,372,726

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	17,694,812	194,061
Proceeds from the exercise of stock options	252,984	123,253
Proceeds from the exercise of warrants	331,501	—
Payments related to net share issuance of stock based awards	(380,548)	—
Proceeds from (repayment of) capital lease obligations	147,825	(13,038)
Repayment of bonds payable	(110,417)	(100,000)

Net cash provided by financing activities	17,936,157	204,276

Increase (decrease) in cash and cash equivalents	(1,603,555)	6,411,357
Effects of foreign exchange rate changes on cash	(212,916)	—
Cash and cash equivalents, beginning of period	30,042,986	9,759,169

Cash and cash equivalents, end of period	$28,226,515	$16,170,526

Supplemental disclosure of cash flow information:
Interest paid	$84,863	$84,010

Supplemental schedule of non-cash investing and financing activities:
Stock issued as part of our acquisition of the operations of SCS Plc (1)	$4,425,500	—
Forgiveness of principal and accrued interest on notes receivable (1)	$709,076	—
Stock issued for licensing agreement (2)	$10,000	$10,000

(1)	On April 1, 2009, we acquired the operations of Stem Cell Sciences Plc (SCS). As consideration, we issued to SCS 2,650,000 shares of common stock with a closing price of $1.67 per share and waived certain commitments of SCS to repay approximately $709,000 in principal and accrued interest owed to us.

(2)	Under terms of a license agreement with the California Institute of Technology (Cal Tech), annual fees of $5,000 were due on each of two patents to which we hold a license from Cal Tech, payable in cash or common stock at our choice. We elected to pay the fees in stock and issued 5,900 and 6,924 shares of our common stock in 2009 and 2008 respectively.
See Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2009 and 2008
Note 1. Summary of Significant Accounting Policies
Nature of Business
     StemCells, Inc., a Delaware corporation, is a biopharmaceutical company that operates in one segment, the development and commercialization of cell-based technologies.
     The accompanying financial data as of and for the three and nine months ended September 30, 2009 and 2008 has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2008 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. However, we believe that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Subsequent events have been evaluated through November 4, 2009, which represents the issuance date of these unaudited condensed consolidated financial statements.
     We have incurred significant operating losses since inception. We expect to incur additional operating losses over the foreseeable future. We have very limited liquidity and capital resources and must obtain significant additional capital and other resources in order to sustain our product development efforts, to provide funding for the acquisition of technologies, businesses and intellectual property rights, preclinical and clinical testing of our investigative products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities, selling, general and administrative expenses and other working capital requirements. We rely on our cash reserves, proceeds from equity and debt offerings, proceeds from the transfer or sale of intellectual property rights, equipment, facilities or investments, government grants and funding from collaborative arrangements, to fund our operations. If we exhaust our cash reserves and are unable to obtain adequate financing, we may be unable to meet our operating obligations and we may be required to initiate bankruptcy proceedings. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
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
     Significant estimates include the following:
•	the grant date fair value of stock-based awards recognized as compensation expense (see Note 4, “Stock Based Compensation”);
•	accrued wind-down expenses (see Note 5, “Wind-Down Expenses”);
•	the fair value of warrants recorded as a liability (see Note 7, “Warrant Liability”); and
•	the fair value of goodwill and other intangible assets (see Note 9, “Acquisition of SCS Operations”).

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
     If the estimated fair value of a security is below its carrying value, we evaluate whether we have the intent and ability to retain our investment for a period of time sufficient to allow for any anticipated recovery to the cost of the investment, and whether evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Other-than-temporary declines in estimated fair value of all marketable securities are charged to “Other income (expense), net.” No such impairment was recognized during the nine months ended September 30, 2009 or 2008.
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
Stock-Based Compensation
     Compensation expense for stock-based payment awards to employees is based on their grant date fair value as calculated and amortized over their vesting period. See Note 4, “Stock-Based Compensation” for further information.
     Compensation expense for stock-based awards granted to non-employees is based on the estimated fair value of the award which is re-measured at each reporting date and is amortized over the remaining vesting period.
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
     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net loss	$(5,144,741)	$(5,743,953)	$(21,792,653)	$(19,004,417)
Weighted average shares outstanding used to compute basic and diluted net loss per share	108,257,345	80,961,150	103,071,957	80,827,141
Basic and diluted net loss per share	$(0.05)	$(0.07)	$(0.21)	$(0.24)
     The following outstanding potentially dilutive common stock equivalents were excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive as of September 30:

	2009	2008
Options	9,293,703	8,471,887
Restricted stock units	2,367,901	1,650,000
Warrants	10,344,828	1,255,000

Total	22,006,432	11,376,887

Comprehensive Loss
     Comprehensive loss is comprised of net losses and other comprehensive loss or income (OCL). OCL includes certain changes in stockholders’ equity that are excluded from net losses. Specifically, we include in OCL changes in unrealized gains and losses on our marketable securities and unrealized gains and losses on foreign currency translations. Accumulated other comprehensive loss was $313,411 as of September 30, 2009 and $7,748 as of December 31, 2008.
     The activity in OCL was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net loss	$(5,144,741)	$(5,743,953)	$(21,792,653)	$(19,004,417)
Net change in unrealized gains and losses on marketable securities	(5,248)	(272,066)	128,512	(1,691,631)
Net change in unrealized gains and losses on foreign currency translations	(208,537)	—	(434,175)	—

Comprehensive loss	$(5,358,526)	$(6,016,019)	$(22,098,316)	$(20,696,048)

Recent Accounting Pronouncements
     In August 2009, the FASB issued an Accounting Standard Update (ASU) under the topic “Fair Value Measurements and Disclosures — Measuring Liabilities at Fair Value.” This ASU provides amendments for fair value measurements of liabilities. It provides clarification that under circumstances in which, a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques prescribed in this update. This ASU also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This ASU is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009. The Company is assessing the impact, if any, of this ASU on our condensed consolidated financial statements and disclosures.
Note 2. Financial Instruments
     The following table summarizes the fair value of our cash, cash equivalents and available-for-sale marketable securities held in our current investment portfolio:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value
September 30, 2009
Cash	$515,459	$—	$—	$515,459
Cash equivalents (money market accounts)	27,711,056	—	—	27,711,056
Marketable debt securities, current (maturity within 1 year)	4,980,519	—	(711)	4,979,808
Marketable equity securities, current	74,456	121,475	—	195,931

Total cash, cash equivalents, and marketable securities	$33,281,490	$121,475	$(711)	$33,402,254

December 31, 2008
Cash	$243,883	$—	$—	$243,883
Cash equivalents (money market accounts)	29,799,103	—	—	29,799,103
Marketable debt securities, current (maturity within 1 year)	4,002,537	—	(7,748)	3,994,789
Marketable equity securities, current	186,803	—	—	186,803

Total cash, cash equivalents, and marketable securities	$34,232,326	$—	$(7,748)	$34,224,578

     Gross unrealized gains and losses on cash equivalents were not material at September 30, 2009 and December 31, 2008. At September 30, 2009, our investment in marketable debt securities was composed primarily of U.S. Treasury securities.

     Our investment in marketable equity securities consists of ordinary shares of ReNeuron Group Plc (ReNeuron), a publicly listed U.K. corporation. In July 2005, we entered into an agreement with ReNeuron under which we granted ReNeuron a license that allows ReNeuron to exploit their “c-mycER” conditionally immortalized adult human neural stem cell technology for therapy and other purposes. We received shares of ReNeuron common stock, as well as a cross-license to the exclusive use of ReNeuron’s technology for certain diseases and conditions, including lysosomal storage diseases, spinal cord injury, cerebral palsy, and multiple sclerosis. The agreement also provides for full settlement of any potential claims that either we or ReNeuron might have had against the other in connection with any putative infringement of certain of each party’s patent rights prior to the effective date of the agreement. In July and August 2005, we received approximately 8,836,000 ordinary shares of ReNeuron common stock, net of approximately 104,000 shares that were transferred to NeuroSpheres, and subsequently, as a result of certain anti-dilution provisions in the agreement, we received approximately 1,261,000 more shares, net of approximately 18,000 shares that were transferred to NeuroSpheres. In February 2007, we sold 5,275,000 shares for net proceeds of approximately $3,075,000. We recognized approximately $716,000 as realized gain from this transaction. At December 31, 2008, we owned 4,821,924 shares of ReNeuron with a carrying and fair market value of approximately $187,000. In the first quarter of 2009, we sold 2,900,000 shares of ReNeuron and received net proceeds of approximately $510,000 for a realized gain of approximately $398,000. As of September 30, 2009, we owned 1,921,924 shares of ReNeuron with a carrying and fair market value of approximately $196,000.
     Changes in the fair market value of our ReNeuron shares as a result of changes in market price per share or the exchange rate between the U.S. dollar and the British pound are accounted for as an unrealized gain or loss under “other comprehensive income (loss)” if deemed temporary and are not recorded as “other income (expense), net” until the shares are disposed of and a gain or loss realized. If the fair value of a security is below its carrying value, we evaluate whether we have the intent and ability to retain our investment for a period of time sufficient to allow for any anticipated recovery to the cost of the investment, and whether evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Other-than-temporary declines in estimated fair value of all marketable securities are charged to “other income (expense), net.” For the three months ended September 30, 2009, we recorded an unrealized gain of approximately $5,000.
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
Note 3. Fair Value Measurement
     The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value
Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
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
     Our cash equivalents and marketable debt and equity securities are classified within Level 1 or Level 2. This is because our cash equivalents and marketable securities are valued primarily using quoted market prices or alternative pricing sources and models utilizing market observable inputs. We currently do not have any Level 3 financial assets or liabilities.
     The following table presents financial assets and liabilities measured at fair value:

	Fair Value Measurement
	at Reporting Date Using
	Quoted Prices	Significant
	in Active Markets	Other
	for	Observable	As of
	Identical Assets	Inputs	September 30,
	(Level 1)	(Level 2)	2009
Assets
Cash Equivalents:
Money market funds	$1,266,401	$—	$1,266,401
U.S. Treasury securities	31,424,463	—	31,424,463
Marketable Securities:
Equity securities	195,931	—	195,931

Total assets	$32,886,795	—	32,886,795

Liabilities
Bond payable	$—	$898,750	$898,750
Note 4. Stock-Based Compensation
     We currently grant stock-based awards under three equity incentive plans. We had 19,025,067 shares authorized to be granted under the three plans as of September 30, 2009. Under these plans we may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, and performance-based shares to our employees, directors and consultants, at prices determined by our Board of Directors. Incentive stock options may only be granted to employees under these plans with a grant price not less than the fair market value of the stock on the date of grant.
     Our compensation expense for stock options and restricted stock units issued from our equity incentive plans for the three and nine months ended September 30 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Research and development expense	$555,450	$473,828	$1,542,023	$1,430,157
General and administrative expense	542,400	465,351	1,525,699	1,443,788

Total employee stock-based compensation expense and effect on net loss	$1,097,850	$939,179	$3,067,722	$2,873,945

Effect on basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.03)	$(0.04)

     As of September 30, 2009, we had approximately $6,200,000 of total unrecognized compensation expense related to unvested awards of stock options and restricted stock units granted under our various stock-based plans that we expect to recognize over a weighted-average vesting period of 2.5 years.
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
     A summary of our stock option activity for the three months ended September 30, 2009 is as follows:

		Weighted-average
	Number of options	exercise price ($)
Balance at June 30, 2009	9,380,197	2.27
Granted	47,500	1.70
Exercised	(69,654)	1.11
Cancelled	(64,340)	1.93

Outstanding options at September 30, 2009	9,293,703	2.28

     The estimated weighted-average fair value of options granted in the three months ended September 30, 2009 and 2008 was approximately $1.38 and $0.93 per share respectively. The fair value of options granted is estimated as of the date of grant using the Black-Scholes option pricing model, which requires certain assumptions as of the date of grant. The weighted-average assumptions used as of September 30, 2009 and 2008 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Expected life (years)(1)	7.59	7.71	7.38	7.22
Risk-free interest rate(2)	3.22%	3.56%	2.79%	3.32%
Expected volatility(3)	91.83%	93.78%	93.56%	93.81%
Expected dividend yield(4)	0%	0%	0%	0%

(1)	The expected term represents the period during which our stock-based awards are expected to be outstanding. We estimated this amount based on historical experience of similar awards, giving consideration to the contractual terms of the awards, vesting requirements, and expectation of future employee behavior, including post-vesting terminations.

(2)	The risk-free interest rate is based on U.S. Treasury debt securities with maturities close to the expected term of the option as of the date of grant.

(3)	Expected volatility is based on historical volatility over the most recent historical period equal to the length of the expected term of the option as of the date of grant.

(4)	We have not historically issued any dividends, and we do not expect to in the foreseeable future.
     At the end of each reporting period we estimate forfeiture rates based on our historical experience within separate groups of employees and adjust the stock-based compensation expense accordingly.
     A summary of changes in unvested options for the three months ended September 30, 2009 is as follows:

		Weighted-average grant
	Number of options	date fair value ($)
Unvested options at June 30, 2009	3,265,484	1.62
Granted	47,500	1.38
Vested	(360,500)	1.95
Cancelled	(64,340)	1.45

Unvested options at September 30, 2009	2,888,144	1.58

     The estimated fair value of shares vested were approximately $703,000 in the three months ended September 30, 2009.
  Restricted Stock Units
     We have granted restricted stock units (RSUs) to certain employees which entitle the holders to receive shares of our common stock upon vesting of the RSUs. The fair value of restricted stock units granted are based upon the market price of the underlying common stock as if it were vested and issued on the date of grant.
     A summary of our restricted stock unit activity for the three months ended September 30, 2009 is as follows:

		Weighted-average grant
	Number of RSUs	date fair value ($)
Balance at June 30, 2009 (1)	2,303,068	1.49
Granted (2)	103,333	1.70
Vested and converted to common shares	—	—
Cancelled	(38,500)	1.26

Balance unvested at September 30, 2009	2,367,901	1.50

(1)	1,100,000 of these restricted stock units vest and convert into shares of our common stock over a three year period from the date of grant: one-third of the award will vest on each grant date anniversary over the following three years. 953,068 of these restricted stock units vest and convert into shares of our common stock over a four year period from the date of grant: one-fourth of the award will vest on each grant date anniversary over the following four years. 250,000 of these restricted stock units will vest and convert into shares of our common stock subject to attainment of certain performance criteria and will be forfeited if not met by March 31, 2011.

(2)	93,333 of these restricted stock units vest and convert into shares of our common stock over a four year period from the date of grant: one-fourth of the award will vest on each grant date anniversary over the following four years. 10,000 of these restricted stock units vest and convert into shares of our common stock after one year from the date of grant.
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
     A summary of the changes in SARs for the three months ended September 30, 2009 is as follows:

Number of SARs
Outstanding at June 30, 2009	1,430,849
Granted	—
Exercised	—
Forfeited and expired	—

Outstanding SARs at September 30, 2009	1,430,849

SARs exercisable at September 30, 2009	1,132,755

     For the three months ended September 30, 2009, we re-measured the liability related to the SARs and due to a decrease in our common stock price, the re-measured fair value of the liability reduced compensation expense by approximately $5,000. For the same period in 2008, we recorded compensation expense of approximately $25,000.
     At September 30, 2009, approximately $210,000 of unrecognized compensation expense related to SARs is expected to be recognized over a weighted average vesting period of approximately 1.0 year. The resulting effect on net loss and net loss per share attributable to common stockholders is not likely to be representative of the effects in future periods, due to changes in the fair value calculation which is dependent on the stock price, volatility, interest and forfeiture rates, additional grants and subsequent periods of vesting.
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
     The summary of the changes to our wind-down reserve related to this facility as of September 30, 2009 and December 31, 2008 were as follows:

	January to	April to	July to	January to	January to
	March 31,	June 30,	September 30,	September 30,	December 31,
	2009	2009	2009	2009	2008
Accrued wind-down reserve at beginning of period	$4,448,000	$4,323,000	$4,060,000	$4,448,000	$4,875,000
Less actual expenses recorded against estimated reserve during the period	(331,000)	(293,000)	(286,000)	(910,000)	(1,293,000)
Additional expense recorded to revise estimated reserve at period-end	206,000	30,000	(6,000)	230,000	866,000

Revised reserve at period-end	4,323,000	4,060,000	3,768,000	3,768,000	4,448,000
Add deferred rent at period-end	1,014,000	962,000	911,000	911,000	1,065,000

Total accrued wind-down expenses at period-end (current and non current)	$5,337,000	$5,022,000	$4,679,000	$4,679,000	$5,513,000

Accrued wind-down expenses, current	$1,496,000	$1,438,000	$1,357,000	$1,357,000	$1,420,000
Accrued wind-down expenses, non-current	3,841,000	3,584,000	3,322,000	3,322,000	4,093,000

Total accrued wind-down expenses	$5,337,000	$5,022,000	$4,679,000	$4,679,000	$5,513,000

Australia
     On April 1, 2009, as part of our acquisition of the SCS operations, we acquired operations near Melbourne, Australia. In order to reduce operating complexity and expenses, we made the decision to close our site in Australia and consolidate personnel and programs to our Cambridge, U.K. and Palo Alto, California sites. U.S. GAAP requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. In accordance with U.S. GAAP requirements, at June 30, 2009, we established a short-term reserve of approximately $310,000 for the estimated costs to close down and exit our Australia operations. The reserve reflects the estimated cost to terminate our facility lease in Australia (with an original termination date of December 31, 2010), employee termination benefits and other liabilities associated with the wind-down and relocation of our operations in Australia.

July to
September 30,
2009
Accrued wind-down reserve at June 30, 2009	$310,000
Less actual expenses recorded against estimated reserve during the period	(232,000)
Additional expense recorded to revise estimated reserve at period-end	—

Accrued wind-down reserve at September 30, 2009	$78,000

Note 6. Commitments and Contingencies
Leases
  Capital leases
     We entered into direct financing transactions with the State of Rhode Island and received proceeds from the issuance of industrial revenue bonds totaling $5,000,000 to finance the construction of our pilot manufacturing facility in Rhode Island. The related lease agreements are structured such that lease payments fully fund all semiannual interest payments and annual principal payments through maturity in August 2014. The interest rate for the remaining bond series is 9.5%. The bond contains certain restrictive covenants which limit, among other things, the payment of cash dividends and the sale of the related assets. The outstanding principal was approximately $899,000 at September 30, 2009 and $1,009,000 at December 31, 2008.
  Operating leases
     We entered into a fifteen-year lease agreement for a scientific and administrative facility in Rhode Island in connection with a sale and leaseback arrangement in 1997. The lease term expires June 30, 2013. The lease contains escalating rent payments, which we recognize on a straight-line basis. Deferred rent expense for this facility was approximately $911,000 at September 30, 2009 and $1,065,000 at December 31, 2008, and is included as part of the wind-down accrual on the accompanying condensed consolidated balance sheet.
     We entered into and amended a lease agreement for an approximately 68,000 square foot facility located at the Stanford Research Park in Palo Alto, California. The facility includes space for animals, laboratories, offices, and a GMP (Good Manufacturing Practices) suite. GMP facilities can be used to manufacture materials for clinical trials. Under the term of the agreement we were required to provide a letter of credit for a total of approximately $778,000, which serves as a security deposit for the duration of the lease term. The letter of credit issued by our financial institution is collateralized by a certificate of deposit for the same amount, which is reflected as restricted cash in other assets, non-current on our condensed consolidated balance sheets. The lease contains escalating rent payments, which we recognize as operating lease expense on a straight-line basis. Deferred rent was approximately $180,000 as of September 30, 2009 and $437,000 as of December 31, 2008, and is reflected as deferred rent on our condensed consolidated balance sheet. As of September 30, 2009, we had a space-sharing agreement covering approximately 10,451 square feet of this facility, under which we receive base payments plus a proportionate share of the operating expenses based on square footage over the term of the agreement. In October 2009, we amended the lease to extend the expiry date of the lease term from March 31, 2010 to August 31, 2011. The aggregate rent payment for the extended lease term is approximately $3,100,000.
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

     On April 1, 2009, as part of our acquisition of the operations of SCS, we acquired operations near Melbourne, Australia. Our wholly-owned subsidiary, Stem Cell Sciences (Australia) Pty Ltd, is in a lease agreement with Monash University for approximately 1,938 square feet of office and lab space in Victoria, Australia. The lease term ends on December 31, 2010. In order to reduce operating complexity and expenses, we made the decision to close our site in Australia and consolidate personnel and programs to our Cambridge, U.K. and Palo Alto, California sites. We paid approximately $86,000 for an early termination of the lease which cost is included as part of our wind-down expenses in the accompanying condensed consolidated financial statements.
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
Indemnification Agreement
     In July 2008, we amended our 1997 and 2000 license agreements with NeuroSpheres. NeuroSpheres is the holder of certain patents exclusively licensed by us, including the six patents that are the basis of our patent infringement suits against Neuralstem. As part of the amendment, we agreed to pay all reasonable litigation costs, expenses and attorney’s fees incurred by NeuroSpheres in the declaratory judgment suit between us and Neuralstem. In return, we are entitled to off-set all litigation costs incurred in that suit and any successor suit against amounts that would otherwise be owed under the license agreements, such as annual maintenance fees, milestones and royalty payments. At this time, we cannot estimate the likely total costs of our pending litigation with Neuralstem, given the unpredictable nature of such proceedings, or the total amount we may ultimately owe under the NeuroSpheres license agreements. However, the ability to apply the offsets will run for the entire term of each license agreement. For these reasons, we have chosen to approximate the potential value of the offset receivable by assuming that all litigation charges actually incurred in the consolidated cases, as of September 30, 2009, will ultimately be offset against royalties owed. Management will reevaluate this assumption on a quarterly basis based on actual costs and other relevant factors.
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
     The assumptions used for the Black-Scholes option pricing model at September 30, 2009 are as follows:

Expected life (years)	4.62
Risk-free interest rate	2.39%
Expected volatility	77.85%
Expected dividend yield	0%

			Change in
			fair value for the
	At September 30,	At June 30,	quarter ended
	2009	2009	September 30, 2009
Fair value of warrant liability	$9,262,448	$11,092,862	$(1,830,414)
     The fair value of the warrants will continue to be classified as a liability until such time as the warrants are exercised, expire or an amendment of the warrant agreement renders these warrants to be no longer classified as a liability.
Note 8. Common Stock
     On June 8, 2009, we filed a prospectus supplement that relates to the issuance and sale, from time to time, of up to $30,000,000 of our common stock, through our sales agent Cantor Fitzgerald & Co (Cantor). These sales will be made pursuant to the terms of a sales agreement with Cantor, under which we will pay Cantor a fee of 3.0% of the gross proceeds. The prospectus is a part of a registration statement that we filed with the SEC on June 25, 2008, using a “shelf” registration process. Under this shelf registration process, we may offer to sell in one or more offerings up to a total dollar amount of $100,000,000. Under our sales agreement with Cantor, in the three-month period ended September 30, 2009, we sold 1,555,000 shares of common stock at a price of approximately $1.80 per share for gross proceeds of approximately $2,800,000.
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
     This transaction has been accounted for as a business purchase. We have evaluated the acquired assets and liabilities and believe that the historical cost of the net tangible assets acquired approximated fair market value. The primary method used to calculate the fair value of the intangible assets was the “Excess Earnings Method.” These intangible assets will be amortized over their estimated lives.

     The purchase price has been allocated as follows:

		Estimated life of
	Allocated purchase	intangible assets
	price	in years
Net tangible assets	$36,000
Intangible assets:
Customer relationships and developed technology	1,310,000	6 to 9
In process research and development	1,340,000	13 to 19
Trade name	310,000	15
Goodwill	2,139,000	N/A

Total	$5,135,000
     In connection with our acquisition of the operations of SCS, and in accordance with U.S. GAAP, our acquisition costs of approximately $692,000, which primarily consisted of legal and other professional fees, were expensed in the nine-month period ended September 30, 2009. These costs were reported in our condensed consolidated statements of operations as part of our selling, general & administrative expense.
Note 10. Subsequent Events
     Subsequent events have been evaluated through November 4, 2009, which represents the issuance date of these unaudited condensed consolidated financial statements.
     In November 2009, we raised gross proceeds of $12,500,000 through the sale to certain institutional investors of 10,000,000 shares of common stock and warrants to purchase 4,000,000 shares of common stock. The common stock and warrants were sold in units, with each unit consisting of (i) one share of common stock and (ii) a warrant to purchase 0.4 of a share of common stock at an exercise price of $1.50 per share, and the purchase price was $1.25 per unit. The warrants will generally be exercisable for a period of five years beginning six months after the date of issuance. The shares and warrants were offered as a registered direct offering under our effective shelf registration statement previously filed with the SEC. We received total proceeds, net of offering expenses and placement agency fees, of approximately $11,900,000. The net proceeds of the financing will be used for general corporate purposes, including working capital, product development and capital expenditures, as well as for other strategic purposes.
     In October 2009, we amended the lease agreement for our facility located at the Stanford Research Park in Palo Alto, California, to extend the expiry date of the lease term from March 31, 2010 to August 31, 2011. The aggregate rent payment for the extended lease term is approximately $3,100,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This report contains forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act that involve substantial risks and uncertainties. Such statements include, without limitation, all statements as to expectation or belief and statements as to our future results of operations; the progress of our research, product development and clinical programs; the need for, and timing of, additional capital and capital expenditures; partnering prospects; costs of manufacture of products; the protection of, and the need for, additional intellectual property rights; effects of regulations; the need for additional facilities; and potential market opportunities. Our actual results may vary materially from those contained in such forward-looking statements because of risks to which we are subject, including the fact that additional trials will be required to confirm the safety and demonstrate the efficacy of the Company’s HuCNS-SC cells for the treatment of neuronal ceroid lipofuscinosis (NCL, also known as Batten disease) or any other disease; uncertainty as to whether the U.S. Food and Drug Administration (FDA) or other regulatory authorities will permit us to proceed with clinical testing of proposed products despite the novel and unproven nature of our technologies; the risk that one or more of our clinical trials or studies could be substantially delayed beyond their expected dates or cause us to incur substantial unanticipated costs; uncertainties in our ability to obtain the capital resources needed to continue our current research and development operations and to conduct the research, preclinical development and clinical trials necessary for regulatory approvals; uncertainties about the design of future clinical trials and whether the Company will receive the necessary support of a clinical trial site and its institutional review board to pursue future clinical trials in NCL, PMD or in proposed therapies for other diseases or conditions; the uncertainty regarding our ability to obtain a corporate partner or partners, if needed, to support the development and commercialization of our potential cell-based therapeutics products; the uncertainty regarding the outcome of our clinical trials or studies we may conduct in the future; the uncertainty regarding the validity and enforceability of our issued patents; the risk that we may not be able to manufacture additional master and working cell banks when needed; the uncertainty whether any products that may be generated in our cell-based therapeutics programs will prove clinically safe and effective; the uncertainty whether we will achieve significant revenue from product sales or become profitable; uncertainties regarding our obligations with respect to our former encapsulated cell therapy facilities in Rhode Island; obsolescence of our technologies; competition from third parties; intellectual property rights of third parties; litigation risks; and other risks to which we are subject. All forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth in “Risk Factors” in Part II, Item 1A of this report and Part I, Item 1A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

     Overview
     The Company
     We are focused on developing and commercializing cell-based technologies. Our research and development (R&D) programs are primarily focused on identifying and developing potential cell-based therapeutics which can either restore or support organ function. In particular, since we relocated our corporate headquarters to California in 1999, our R&D efforts have been directed at refining our methods for identifying, isolating, culturing, and purifying the human neural stem cell and human liver engrafting cells (hLEC) and developing these as potential cell-based therapeutics for the central nervous system (CNS) and the liver, respectively. In our CNS Program, our HuCNS-SC® product candidate (purified human neural stem cells) is in clinical development for two indications. In January 2009, we completed a six patient Phase I clinical trial of HuCNS-SC cells in infantile and late infantile neuronal ceroid lipofuscinosis (NCL), two forms of a group of disorders often referred to as Batten disease. The data from this Phase I trial showed that the HuCNS-SC cells were well tolerated, and there was evidence that the donor cells engrafted and survived. In December 2008, the FDA approved our IND to initiate a Phase I clinical trial of HuCNS-SC cells in a second indication, Pelizeaus-Merzbacher Disease (PMD), a fatal myelination disorder in the brain. In September 2009, we announced that we plan to initiate the PMD trial at University of California-San Francisco Children’s Hospital. We expect to begin enrolling patients by the end of 2009 and that the trial will take 12-18 months to complete. In addition, our HuCNS-SC cells are in preclinical development for spinal cord injury and retinal disorders. In our Liver Program, we are in preclinical research and development with our human liver engrafting cells and we plan to seek the necessary approvals to initiate a clinical study to evaluate hLEC as a potential cellular therapy, with the initial indication likely to be liver-based metabolic disorders. For a brief description of our significant therapeutic research and development programs see Overview “Research and Development Programs” in the Business Section of Part I, Item 1 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. We have also conducted research on several other cell types and in other areas, which could lead to other possible product candidates, process improvements or further research activities.
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
     We have not derived any revenue or cash flows from the sale or commercialization of any therapeutic products. Through our acquisition of the SCS operations, we have derived revenue from sales and royalties on sales of cell culture media. We have also derived revenue from licensing rights to our intellectual property. To date, all such revenue has been limited and there can be no assurance that these revenues will increase. As a result, we have incurred annual operating losses since inception and expect to incur substantial operating losses in the future. Therefore, we are dependent upon external financing from equity and debt offerings and revenue from collaborative research arrangements with corporate sponsors to finance our operations. We have no such collaborative research arrangements at this time and there can be no assurance that such financing or partnering revenue will be available when needed or on terms acceptable to us.
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
Significant Events
     In November 2009, we raised gross proceeds of $12,500,000 through the sale to certain institutional investors of 10,000,000 shares of common stock and warrants to purchase 4,000,000 shares of common stock. The common stock and warrants were sold in units, with each unit consisting of (i) one share of common stock and (ii) a warrant to purchase 0.4 of a share of common stock at an exercise price of $1.50 per share, and the purchase price was $1.25 per unit. The warrants will generally be exercisable for a period of five years beginning six months after the date of issuance. The shares and warrants were offered as a registered direct offering under our effective shelf registration statement previously filed with the SEC. We received total proceeds, net of offering expenses and placement agency fees, of approximately $11,900,000. The net proceeds of the financing will be used for general corporate purposes, including working capital, product development and capital expenditures, as well as for other strategic purposes.
     In October 2009, we announced new preclinical data showing that our human neural stem cells protect cone photoreceptors (cones) in the eye from progressive degeneration and preserve visual function long term. Cones are light sensing cells that are highly concentrated within the macula of the human eye, and the ability to protect these cells suggests a promising approach to treating age-related macular degeneration (AMD), the leading cause of vision loss and blindness in people over the age of 55. These findings were presented at the Society for Neuroscience 2009 Annual Meeting.
     In September 2009, we announced the publication of preclinical data demonstrating for the first time that transplantation of our proprietary, purified human neural stem cells delays the loss of motor function in a mouse model of infantile neuronal ceroid lipofuscinosis (NCL). NCL, commonly referred to as Batten disease, is a fatal neurodegenerative disorder in children. This paper, “Neuroprotection of Host Cells by Human Central Nervous System Stem Cells in a Mouse Model of Infantile Neuronal Ceroid Lipofuscinosis,” was featured in the September 2009 edition of the peer-reviewed journal Cell Stem Cell.
     In September 2009, we announced that we plan to initiate with the University of California, San Francisco (UCSF) Children’s Hospital a Phase I clinical trial to evaluate the therapeutic potential of our proprietary HuCNS-SC® product candidate (purified human neural stem cells) to treat Pelizaeus-Merzbacher Disease (PMD), a myelination disorder that primarily affects infants and young children. In this trial, patients with a fatal form of PMD will be transplanted with our HuCNS-SC cells to evaluate safety and to explore the ability of the cells to myelinate the patients’ nerve axons.
Critical Accounting Policies and the Use of Estimates
     The accompanying discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements and the related disclosures, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates, assumptions, and judgments that affect the reported amounts in our condensed consolidated financial statements and accompanying notes. These estimates form the basis for making judgments about the carrying values of assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and we have established internal controls related to the preparation of these estimates. Actual results and the timing of the results could differ materially from these estimates.

Stock-Based Compensation
     U.S. GAAP requires us to recognize expense related to the fair value of our stock-based payment awards, including employee stock options. Under the provisions of U.S. GAAP, employee stock-based payment is estimated at the date of grant based on the award’s fair value using the Black-Scholes-Merton (Black-Scholes) option-pricing model and is recognized as expense ratably over the requisite service period. The Black-Scholes option-pricing model requires the use of certain assumptions, the most significant of which are our estimates of the expected volatility of the market price of our stock and the expected term of the award. Our estimate of the expected volatility is based on historical volatility. The expected term represents the period during which our stock-based awards are expected to be outstanding. We estimate the expected term based on historical experience of similar awards, giving consideration to the contractual terms of the awards, vesting requirements, and expectation of future employee behavior, including post-vesting terminations.
     We review our valuation assumptions at each grant date and, as a result, our assumptions in future periods may change. As of September 30, 2009, total compensation cost related to unvested stock-based awards not yet recognized was approximately $6,200,000, which is expected to be recognized as expense over a weighted-average period of 2.5 years. See also Note 4, “Stock-Based Compensation,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.
Wind-down expenses — Rhode Island
     In connection with exiting our research and manufacturing operations in Lincoln, Rhode Island, and the relocation of our corporate headquarters and remaining research laboratories to California in October 1999, we provided a reserve for our estimate of the exit cost obligation. The reserve reflects estimates of the ongoing costs of our former scientific and administrative facility in Lincoln, which we hold on a lease that terminates on June 30, 2013. We are seeking to sublease, assign, sell, or otherwise divest ourselves of our interest in the facility at the earliest possible time, but we cannot determine with certainty a fixed date by which such events will occur, if at all.
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
     Management forms its best estimate on a quarterly basis, after considering actual sublease activity, reports from our broker/realtor about current and predicted real estate market conditions in Rhode Island, the likelihood of new subleases in the foreseeable future for the specific facility and significant changes in the actual or projected operating expenses of the property. We discount the projected net outflow over the term of the leasehold to arrive at the present value, and adjust the reserve to that figure. The estimated vacancy rate for the facility is an important assumption in determining the reserve because changes in this assumption have the greatest effect on estimated sublease income. In addition, the vacancy rate estimate is the variable most subject to change, while at the same time it involves the greatest judgment and uncertainty due to the absence of highly predictive information concerning the future of the local economy and future demand for specialized laboratory and office space in that area. The average vacancy rate of the facility over the last six years (2003 through 2008) was approximately 74%, varying from 66% to 89%. As of September 30, 2009, based on current information available to management, the vacancy rate is projected to be approximately 77% for 2009, approximately 73% for 2010 and approximately 70% from 2011 through the end of the lease. These estimates are based on actual occupancy as of September 30, 2009, predicted lead time for acquiring new subtenants, historical vacancy rates for the area, and assessments by our broker/realtor of future real estate market conditions. If the assumed vacancy rate from 2010 to the end of the lease had been 5% higher or lower at September 30, 2009, then the reserve would have increased or decreased by approximately $146,000. Similarly, a 5% increase or decrease in the operating expenses for the facility from 2010 on would have increased or decreased the reserve by approximately $93,000, and a 5% increase or decrease in the assumed average rental charge per square foot would have increased or decreased the reserve by approximately $43,000. Management does not wait for specific events to change its estimate, but instead uses its best efforts to anticipate them on a quarterly basis. See Note 5 “Wind-down expenses,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

Wind-down expenses — Australia
     On April 1, 2009, as part of our acquisition of the SCS operations, we acquired operations near Melbourne, Australia. In order to reduce operating complexity and expenses, we made the decision to close our site in Australia and consolidate personnel and programs to our Cambridge, U.K. and Palo Alto, California sites. U.S. GAAP requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. In accordance with U.S. GAAP requirements, at June 30, 2009, we established a short-term reserve of approximately $310,000 for the estimated costs to close down and exit our Australia operations. The reserve reflects the estimated cost for an early termination of our facility lease in Australia (with an original termination date of December 31, 2010), employee termination benefits and other liabilities associated with the wind-down and relocation of our operations in Australia.
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
Results of Operations
     Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future due to the occurrence of material recurring and nonrecurring events, including without limitation the receipt and payment of recurring and nonrecurring licensing payments, the initiation or termination of clinical studies, research collaborations and development programs for both cell-based therapeutic products and research tools, unpredictable or unanticipated manufacturing and supply costs, unanticipated capital expenditures necessary to support our business, expenses arising out of the integration of the acquired SCS operations, developments in on-going patent protection and litigation, the on-going expenses to lease and maintain our Rhode Island facilities, and the increasing costs associated with operating our California and Cambridge, U.K. facilities.
Revenue and Cost of Product Sales
     Revenue for the three and nine month periods ended September 30, 2009, as compared with the same periods in 2008, is summarized in the table below:

	Three months ended,				Nine months ended,
	September 30		Change in 2009 versus 2008		September 30		Change in 2009 versus 2008
	2009	2008	$	%	2009	2008	$	%
Revenue:
Licensing agreements and grants	$98,806	$12,379	$86,427	698%	$300,260	$59,561	$240,699	404%
Product sales	154,362	—	154,362	*	274,961	—	274,961	*

Total revenues	253,168	12,379	240,789	1,945%	575,221	59,561	515,660	866%

Cost of product sales	(141,453)	—	(141,453)	*	(200,979)	—	(200,979)	*

Gross Profit	$111,715	$12,379	$99,336	802%	$374,242	$59,561	$314,681	528%

*	Calculation is not meaningful
     Total revenue in the third quarter of 2009 was approximately $253,000, which was 698% higher than total revenue in the third quarter of 2008. The increase in 2009 compared to 2008 was primarily attributable to consolidation of revenues from the acquired SCS operations in the third quarter of 2009, which were not part of our operations in the same period in 2008.
     Third quarter ended September 30, 2009 versus third quarter ended September 30, 2008. Licensing and grant revenue for the third quarter of 2009 were approximately $86,000, or 698%, higher as compared to the same period in 2008. This increase was primarily attributable to approximately $44,000 in grant and licensing revenue recognized and consolidated as part of our acquisition of the SCS operations, revenue of approximately $37,000 from an existing grant which we were awarded in October 2008 from the National Institute of Diabetes and Digestive and Kidney Diseases to research and develop a potential cell-based therapeutic for liver disease, and an increase of approximately $5,000 in licensing revenue from existing licensing agreements. In the third quarter of 2009, we recognized approximately $154,000 and $141,000 as revenue from product sales and cost of product sales, respectively, in connection with our acquisition of the SCS operations, compared to none in the same period of 2008.
     Nine-month period ended September 30, 2009 versus nine-month period ended September 30, 2008. Licensing and grant revenue for the nine-month period ended September 30, 2009 were approximately $241,000, or 404%, higher as compared to the same period in 2008. This increase was primarily attributable to approximately $136,000 in grant and licensing revenue recognized and consolidated as part of our acquisition of the SCS operations, Revenue of approximately $89,000 from an existing grant which we were awarded in October 2008 from the National Institute of Diabetes and Digestive and Kidney Diseases to research and develop a potential cell-based therapeutic for liver disease, and an increase of approximately $16,000 in licensing revenue from existing licensing agreements. For the nine months ended September 30, 2009, we recognized and consolidated approximately $275,000 and $201,000 as revenue from product sales and cost of product sales, respectively, in connection with of our acquisition of the SCS operations, compared to none in the same period of 2008.
Operating Expenses
     Operating expenses for the three and nine month periods ended September 30, 2009, as compared with the same periods in 2008, are summarized in the table below:

	Three months ended,		Change in 2009 versus		Nine months ended,		Change in 2009 versus
	September 30		2008		September 30		2008
	2009	2008	$	%	2009	2008	$	%
Operating expenses:
Research & development	$4,988,569	$4,171,799	$816,770	20%	$14,278,958	$13,087,165	$1,191,793	9%
Selling, general & administrative	2,111,838	1,631,580	480,258	29%	6,852,724	6,231,629	621,095	10%
Wind-down expenses	(5,679)	53,636	(59,315)	(111)%	539,821	381,136	158,685	42%

Total operating expenses	$7,094,728	$5,857,015	$1,237,713	21%	$21,671,503	$19.699,930	$1,971,573	10%

     Research and Development Expenses
     Our R&D expenses consist primarily of salaries and related personnel expenses, costs associated with clinical trials and regulatory submissions; costs associated with preclinical activities such as toxicology studies; costs associated with cell processing and process development; certain patent-related costs such as licensing; facilities related costs such as depreciation; lab equipment and supplies. Clinical trial expenses include payments to vendors such as clinical research organizations, contract manufacturers, clinical trial sites, laboratories for testing clinical samples and consultants. Cumulative R&D costs incurred since we refocused our activities on developing cell-based therapeutics (fiscal years 2000 through the nine months ended September 30, 2009) were approximately $106 million. Over this period, the majority of these cumulative costs were related to: (i) characterization of our proprietary HuCNS-SC cell, (ii) expenditures for toxicology and other preclinical studies, preparation and submission of applications to regulatory agencies to conduct clinical trials and obtaining regulatory clearance to initiate such trials, all with respect to our HuCNS-SC cells, (iii) preclinical studies and development of our human liver engrafting cells; and (iv) costs associated with cell processing and process development.
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

     R&D expenses totaled approximately $4,989,000 in the third quarter of 2009 compared with $4,172,000 in the third quarter of 2008, and $14,279,000 for the nine-month period ended September 30, 2009 compared with $13,087,000 for the nine-month period ended September 30, 2008.
     Third quarter ended September 30, 2009 versus third quarter ended September 30, 2008. R&D expense totaled approximately $4,989,000 in the third quarter of 2009, as compared to $4,172,000 for the same period in 2008. The increase of approximately $817,000, or 20%, from 2008 to 2009 was primarily attributable to (i) increased R&D operations of approximately $471,000 from our acquisition of the SCS operations; R&D activity associated with the SCS operations is primarily focused on developing cell technologies for non-therapeutic applications, such as use in cell-based assays for drug discovery, (ii) an increase in personnel expenses of approximately $237,000 resulting from an increased head count at our California site to support expanded operations in our cell processing and product development programs; at our California site, we had 50 full time employees in research and development and laboratory support services at September 30, 2009, as compared to 43 at September 30, 2008, and (iii) an increase in consultant expenses of approximately $142,000. These increased expenses were partially offset by a decrease of approximately $33,000 in other expenses primarily attributable to supplies.
     Nine-month period ended September 30, 2009 versus nine-month period ended September 30, 2008. R&D expense totaled approximately $14,279,000 in the nine-month period ended September 30, 2009, as compared to $13,087,000 for the same period in 2008. The increase of approximately $1,192,000, or 9%, from 2008 to 2009 was primarily attributable to (i) increased R&D operations of approximately $1,118,000 from our acquisition of the SCS operations; R&D activity associated with the SCS operations is primarily focused on developing cell technologies for non-therapeutic applications, such as use in cell-based assays for drug discovery, (ii) an increase in personnel expenses of approximately $461,000 resulting from an increased head count in our California site to support expanded operations in our cell processing and product development programs; at our California site, we had 50 full time employees in research and development and laboratory support services at September 30, 2009, as compared to 43 at September 30, 2008, and (iii) an increase in consultant expenses of approximately $197,000. These increased expenses were partially offset by a decrease of approximately $584,000 in the other expenses primarily attributable to external services and supplies related to manufacturing and testing of our cells and for our six-patient Phase I clinical trial for NCL, which was completed in January 2009.
     Selling, General and Administrative Expenses
     Selling, general and administrative (SG&A) expenses are primarily comprised of salaries, benefits and other staff related costs associated with sales and marketing, finance, legal, human resources, information technology, and other administrative personnel, facilities and overhead costs, external legal and other external general and administrative services.
     SG&A expenses totaled approximately $2,112,000 in the third quarter of 2009 compared with $1,632,000 in the third quarter of 2008, and $6,853,000 for the nine-month period ended September 30, 2009 compared with $6,232,000 for the nine-month period ended September 30, 2008.
     Third quarter ended September 30, 2009 versus third quarter ended September 30, 2008. SG&A expenses totaled approximately $2,112,000 in the third quarter of 2009, compared with $1,632,000 for the same period in 2008. The increase of approximately $480,000, or 29%, from 2008 to 2009 was primarily attributable to (i) increased SG&A expenses of approximately $278,000 at our acquired SCS operations, (ii) an increase in external services of approximately $169,000 mainly due to an increase in consultant and investor relations expenses, and (iii) an increase of approximately $33,000 in other expenses.
     Nine-month period ended September 30, 2009 versus nine-month period ended September 30, 2008. SG&A expenses totaled approximately $6,853,000 in the nine-month period ended September 30, 2009, compared with $6,232,000 for the same period in 2008. The increase of approximately $621,000, or 10%, from 2008 to 2009 was primarily attributable to (i) increased SG&A expenses of approximately $437,000 at our acquired SCS operations, (ii) approximately $692,000 of acquisition expenses related to the acquisition of SCS operations, (iii) an increase in personnel expenses of $250,000 primarily related to stock based compensation, and (iv) an increase in other expenses mainly related to investor relations of approximately $101,000. These increased expenses were partially offset by a decrease in external services of approximately $859,000 primarily attributable to a decrease in legal fees.

          Wind-down Expenses

	Three months ended,		Nine months ended,
	September 30		September 30
	2009	2008	2009	2008
Rhode Island	$(5,679)	$53,636	$229,552	$381,136
Australia	—	—	310,269	—

Total wind-down expenses	$(5,679)	$53,636	$539,821	$381,136

          Rhode Island
     In 1999, in connection with exiting our former research facility in Rhode Island, we created a reserve for the estimated lease payments and operating expenses related to it. The reserve has been re-evaluated and adjusted based on assumptions relevant to real estate market conditions and the estimated time until we could either fully sublease, assign or sell our remaining interests in the property. The reserve was approximately $5,513,000 at December 31, 2008. Payments net of subtenant income of approximately $286,000 for the third quarter and $910,000 for the nine months ended September 30, 2009 were recorded against this reserve. At September 30, 2009, we re-evaluated the estimate and adjusted the reserve to approximately $4,679,000 by recording in aggregate, a reduction in wind-down expenses of approximately $6,000 in the third quarter of 2009, for a total of approximately $230,000 for the nine months ended September 30, 2009. Payments recorded against the reserve were approximately $316,000 in the third quarter and $935,000 for the nine months ended September 30, 2008 and additional expenses recorded to adjust the reserve were approximately $54,000 in the third quarter and $381,000 for the nine months ended September 30, 2008. Expenses for this facility will fluctuate based on changes in tenant occupancy rates and other operating expenses related to the lease. Even though it is our intent to sublease, assign, sell, or otherwise divest ourselves of our interests in the facility at the earliest possible time, we cannot determine with certainty a fixed date by which such events will occur. In light of this uncertainty, based on estimates, we will periodically re-evaluate and adjust the reserve, as necessary. See Note 5 “Wind-down expenses,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.
          Australia
     On April 1, 2009, as part of our acquisition of the SCS operations, we acquired operations near Melbourne, Australia. In order to reduce operating complexity and expenses, we made the decision to close our site in Australia and consolidate personnel and programs to our Cambridge, U.K. and Palo Alto, California sites. U.S. GAAP requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. In accordance with U.S. GAAP requirements, at June 30, 2009, we established a short-term reserve of approximately $310,000 for the estimated costs to close down and exit our Australia operations. The reserve reflects the estimated cost to terminate our facility lease in Australia (with an original termination date of December 31, 2010), employee termination benefits and other liabilities associated with the wind-down and relocation of our operations in Australia. Payments of approximately $232,000 for the third quarter ended September 30, 2009 were recorded against this reserve. No further adjustments were made to the reserve balance of approximately $78,000 at September 30, 2009.
Other Income (Expense)
     Other income totaled approximately $1,838,000 in the second quarter of 2009 compared with $101,000 in the same period of 2008, and other expense of $495,000 for the nine months ended September 30, 2009 compared with other income of $636,000 for the nine months ended September 30, 2008.

	Three months ended,		Change in 2009 versus		Nine months ended,		Change in 2009 versus
	September 30		2008		September 30		2008
	2009	2008	$	%	2009	2008	$	%
Other income (expense):
Gain on sale of marketable securities	$—	$—	$—	—	$397,866	$—	$397,866	*
Change in fair value of warrant liability	1,830,414	—	1,830,414	*	(822,517)	—	(822,517)	*
Interest income	5,531	138,332	(132,801)	(96)%	55,816	738,107	(682,291)	(92)%
Interest expense	(27,613)	(26,849)	(764)	3%	(84,863)	(84,010)	(853)	1%
Other income (expense), net	29,940	(10,800)	40,740	(377)%	(41,694)	(18,145)	(23,549)	130%

Total other income (expense), net	$1,838,272	$100,683	$1,737,589	1,726%	$(495,392)	$635,952	$(1,131,344)	(178)%

*	Calculation is not meaningful.

     Gain on Sale of Marketable Equity Securities
     In the first quarter of 2009, we sold in aggregate 2,900,000 shares of ReNeuron and received proceeds of approximately $510,000. We recognized a realized gain of approximately $398,000 for that quarter. We did not sell any ReNeuron shares in the second and third quarters of 2009. We owned 1,921,924 ordinary shares of ReNeuron at September 30, 2009.
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

Fair value of warrant liability at December 31, 2008	$8,439,931
Change in fair value for the quarter ended March 31, 2009	2,755,448

Fair value of warrant liability at March 31, 2009	11,195,379
Change in fair value for the quarter ended June 30, 2009	(102,517)

Fair value of warrant liability at June 30, 2009	11,092,862
Change in fair value for the quarter ended September 30, 2009	(1,830,414)

Fair value of warrant liability at September 30, 2009	$9,262,448
     Interest Income
     Interest income for the three months ended September 30, 2009 decreased by approximately $133,000, or 96%, compared to the same period in 2008. For the nine months ended September 30, 2009, interest income decreased by approximately $682,000, or 92%, compared to the same period in 2008. The decreases in 2009 were primarily due to a lower average yield. See “Cash Used in Investing Activities,” in Liquidity and Capital Resources below for further information.
     Interest Expense
     Interest expense for the three and nine months ended September 30, 2009, was relatively flat when compared to similar periods in 2008. Interest expense is primarily for outstanding debt and capital lease balances. See Note 6 “Commitment and Contingencies,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.
Liquidity and Capital Resources
     Since our inception, we have financed our operations through the sale of common and preferred stock, the issuance of long-term debt and capitalized lease obligations, revenue from collaborative agreements, research grants, license fees, and interest income.

	September 30,	December 31,	Change
	2009	2008	$	%
Cash, cash equivalents and marketable debt securities	$33,206,323	$34,037,775	$(831,452)	(2)%
     In summary, our cash flows were:

			Change in
			2009
	Nine months ended September 30,		Versus 2008
	2009	2008	$	%
Net cash used in operating activities	$(18,491,364)	$(17,165,645)	$(1,325,719)	8%
Net cash provided by(used in) investing activities	$(1,048,348)	$23,372,726	$(24,421,074)	(104)%
Net cash provided by financing activities	$17,936,157	$204,276	$17,731,881	8,680%
Net Cash Used in Operating Activities
     Net cash used in operating activities in the first nine months of 2009 increased by approximately $1,326,000 or 8% when compared to the same period of 2008. Cash used in operating activities is primarily driven by our net loss but operating cash flows differ from net loss due to non-cash charges or differences in the timing of cash flows.
Net Cash Provided by (Used in) Investing Activities
     The decrease of approximately $24,421,000 or 104% from 2008 to 2009 for net cash provided by (used in) investing activities, was primarily attributable to a higher number of marketable debt securities maturing in the first nine months of 2008 as compared to the similar period in 2009.
Net Cash Provided by Financing Activities
     The increase from 2008 to 2009 of approximately $17,732,000 for net cash provided by financing activities was primarily attributable to gross proceeds of approximately $18,454,000 from the sale of 9,817,400 shares of common stock at an average price of

$1.88 per share in the nine months ended September 30, 2009. These shares were sold under sales agreements with Cantor Fitzgerald & Co. (“Cantor”).
     Listed below are key financing transactions entered into by us in the last three years:
•	In November 2009, we raised gross proceeds of $12,500,000 through the sale to certain institutional investors of 10,000,000 shares of common stock and warrants to purchase 4,000,000 shares of common stock. The common stock and warrants were sold in units, with each unit consisting of (i) one share of common stock and (ii) a warrant to purchase 0.4 of a share of common stock at an exercise price of $1.50 per share, and the purchase price was $1.25 per unit. The warrants will generally be exercisable for a period of five years beginning six months after the date of issuance. The shares and warrants were offered as a registered direct offering under our effective shelf registration statement previously filed with the SEC. We received total proceeds, net of offering expenses and placement agency fees, of approximately $11,900,000. The net proceeds of the financing will be used for general corporate purposes, including working capital, product development and capital expenditures, as well as for other strategic purposes.

•	In June 2009 and July 2009, we sold a total of 1,830,000 shares of common stock under a sales agreement with Cantor, which we entered into and filed a Prospectus Supplement to announce, in June 2009. These shares were sold at an average price of approximately $1.80 per share for gross proceeds of approximately $3,291,000. Under the terms of the agreement, up to $30,000,000 worth of shares may be sold from time to time under a shelf registration statement and Cantor is paid compensation equal to 3.0% of the gross proceeds of such sales.

•	From January 2007 through June 2009, we sold a total of 10,000,000 shares of common stock under a separate sales agreement with Cantor, which we entered into and filed a Prospectus Supplement to announce, in December 2006. These shares were sold at an average price of $2.06 per share for gross proceeds of approximately $20,555,000. Under the terms of this agreement, up to 10,000,000 shares could be sold from time to time under a shelf registration statement and Cantor was paid compensation equal to 5.0% of the gross proceeds.

•	In November 2008, we sold 13,793,104 units to institutional investors at a price of $1.45 per unit, for gross proceeds of $20,000,000. The units, each of which consisted of one share of common stock and a warrant to purchase 0.75 shares of common stock at an exercise price of $2.30 per share, were offered as a registered direct offering under an effective shelf registration statement previously filed with and declared effective by the SEC. We received total proceeds net of offering expenses and placement agency fees of approximately $18,637,000.

•	In April 2006, we sold 11,750,820 shares of our common stock to institutional investors at a price of $3.05 per share, for gross proceeds of approximately $35,840,000. The shares were offered as a registered direct offering under an effective shelf registration statement previously filed with and declared effective by the SEC. We received total proceeds, net of offering expenses and placement agency fees, of approximately $33,422,000. No warrants were issued as part of this financing transaction.
     We have incurred significant operating losses and negative cash flows since inception. We have not achieved profitability and may not be able to realize sufficient revenue to achieve or sustain profitability in the future. We do not expect to be profitable in the next several years, but rather expect to incur additional operating losses. We have limited liquidity and capital resources and must obtain significant additional capital resources in order to sustain our product development efforts, for acquisition of technologies and intellectual property rights, for preclinical and clinical testing of our anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities, for selling, general and administrative expenses and other working capital requirements. We rely on cash balances and proceeds from equity and debt offerings, proceeds from the transfer or sale of our intellectual property rights, equipment, facilities or investments, and government grants and funding from collaborative arrangements, if obtainable, to fund our operations.
     We intend to pursue opportunities to obtain additional financing in the future through equity and debt financings, grants and collaborative research arrangements. On June 25, 2008 we filed with the SEC a universal shelf registration statement, declared effective July 18, 2008, which permits us to issue up to $100 million worth of registered debt and equity securities. Under this effective shelf registration, we have the flexibility to issue registered securities, from time to time, in one or more separate offerings or other transactions with the size, price and terms to be determined at the time of issuance. Registered securities issued using this shelf may be used to raise additional capital to fund our working capital and other corporate needs, for future acquisitions of assets, programs or businesses, and for other corporate purposes. As of November 2, 2009, we had approximately $48 million under our universal shelf registration statement available for issuing debt or equity securities; approximately $30 million of this $48 million has been reserved for the potential exercise of the warrants issued in connection with our November 2008 and November 2009 financings.

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
     Operating Leases — California
     We entered into and amended a lease agreement for an approximately 68,000 square foot facility located at the Stanford Research Park in Palo Alto, California. At September 30, 2009, we had a space-sharing agreement covering approximately 10,451 square feet of this facility. We receive base payments plus a proportionate share of the operating expenses based on square footage over the term of the agreement. We expect to receive, in aggregate, approximately $152,000 as part of the space-sharing agreement for the remainder of 2009. As a result of the above transactions, our estimated net cash outlay for rent and operating expenses will be approximately $800,000 for the remainder of 2009.
     Operating Leases — Rhode Island
     We continue to have outstanding obligations in regard to our former facilities in Lincoln, Rhode Island. In 1997, we had entered into a fifteen-year lease for a scientific and administrative facility in a sale and leaseback arrangement. The lease includes escalating rent payments. We expect to pay approximately $293,000 in operating lease payments and estimated operating expenses of approximately $150,000, before receipt of sub-tenant income, for the remainder of 2009. We expect to receive, in aggregate, approximately $94,000 in sub-tenant rent and operating expense for the remainder of 2009. As a result of the above transactions, our estimated cash outlay net of sub-tenant rent for the facility will be approximately $349,000 for the remainder of 2009.
     Operating Leases — United Kingdom
     On April 1, 2009, as part of our acquisition of the operations of SCS, we acquired operations in Cambridge, U.K.. Our wholly-owned subsidiary, Stem Cell Sciences UK Ltd, has two lease agreements with Babraham Bioscience Technologies Ltd., for in aggregate space of approximately 3,900 square feet of office and lab space in Cambridge, U.K.. The lease term for one ends on February 28, 2010 and the other on March 26, 2011. For these two leases, at September 30, 2009, we expect to pay approximately 27,500 U.K. pounds (GBP) as rental payments for the remainder of 2009.
     Operating Leases — Australia
     On April 1, 2009, as part of our acquisition of the operations of SCS, we acquired operations near Melbourne, Australia. Our wholly-owned subsidiary, Stem Cell Sciences (Australia) Pty Ltd, is in a lease agreement with Monash University for approximately 1,938 square feet of office and lab space in Victoria, Australia. The lease term ends on December 31, 2010. In order to reduce operating complexity and expenses, we made the decision to close our site in Australia and consolidate personnel and programs to our Cambridge, U.K. and Palo Alto, California sites. We signed an agreement with the landlord to terminate our obligations under the lease and paid approximately $86,000 in consideration. See Note 5 “Wind-down expenses,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

     With the exception of leases discussed above, we have not entered into any off balance sheet financial arrangements and have not established any special purpose entities. We have not guaranteed any debts or commitments of other entities or entered into any options on non-financial assets.
Contractual Obligations
     During the first nine months of 2009, we believe that there have been no significant changes in our payments due under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.
Recent Accounting Pronouncements
     In August 2009, the FASB issued an Accounting Standard Update (ASU) under the topic “Fair Value Measurements and Disclosures — Measuring Liabilities at Fair Value.” This ASU provides amendments for fair value measurements of liabilities. It provides clarification that under circumstances in which, a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques prescribed in this update. This ASU also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This ASU is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009. The Company is assessing the impact, if any, of this ASU on our financial condition, results of operations, and disclosures.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our market risks at September 30, 2009 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2008 on file with the U.S. Securities and Exchange Commission.
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
PART II-OTHER INFORMATION
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
     In addition to the actions described above, in April 2008, we filed an opposition to Neuralstem’s European Patent No. 0 915 968 (methods of isolating, propagating and differentiating CNS stem cells), because the claimed invention is believed by us to be unpatentable over prior art, including the patents exclusively licensed by us from NeuroSpheres. Neuralstem has responded to this opposition and the parties are currently awaiting a hearing, expected for 2010. In September 2009, we also filed a request with the PTO to reexamine Neuralstem’s U.S. Patent No. 5,753,506 (methods of isolating, propagating and differentiating CNS stem cells), which is the U.S. counterpart of Neuralstem’s ‘968 patent in Europe. The PTO granted this reexamination request in October 2009.
ITEM 1A. RISK FACTORS
     There have been no material change from the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and Part II, Item 1A, of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
Exhibit 10.1 — Amendment to lease, dated October 12, 2009, between the Board of Trustees of the Leland Stanford Junior University and the Registrant
Exhibit 31.1 — Certification of Martin McGlynn under Section 302 of the Sarbanes-Oxley Act of 2002

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

STEMCELLS, INC. (name of Registrant)
November 4, 2009	/s/ Rodney K. B. Young
Rodney K. B. Young
Chief Financial Officer

Exhibit Index
Exhibit 10.1 — Amendment to lease, dated October 12, 2009, between the Board of Trustees of the Leland Stanford Junior University and the Registrant
Exhibit 31.1 — Certification of Martin McGlynn under Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2 — Certification of Rodney K. B. Young under Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 — Certification of Martin McGlynn Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2 — Certification of Rodney K. B. Young Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002