Form 10-K
period 2009-12-31
STEMCELLS INC
filed 2010-03-11
CIK 883975

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Aggregate market value of common stock held by non-affiliates at June 30, 2009: $108,027,916. Inclusion of shares held beneficially by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management policies of the registrant, or that such person is controlled by or under common control with the Registrant.

Common stock outstanding at March 10, 2010:  119,271,882 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2010 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A are incorporated by reference in Part III of this report.

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

Overview

StemCells, Inc. is engaged in the research, development, and commercialization of stem cell therapeutics and related enabling technologies for academia and industry. We believe that understanding cells and cell biology, and in particular stem cells, will play an increasingly important role in the understanding of human diseases and in the discovery of new medical therapies. Consequently, we are focused on (i) cellular medicine, or the use of stem and progenitor cells as the basis for novel therapeutics and therapies, and (ii) enabling technologies for stem cell research, or the use of cells and related technologies to enable stem cell-based research and drug discovery and development.

Our primary research and development efforts are focused on cellular medicine, where we seek to identify and develop stem and progenitor cells as potential therapeutic agents. We currently have two therapeutic product development programs: (i) our CNS Program, which is developing applications for HuCNS-SC® cells, our proprietary human neural stem cell product candidate, and (ii) our Liver Program, which is developing applications for our proprietary human liver engrafting cells. We estimate that degenerative conditions of the central nervous system (CNS) and the liver together currently affect more than 35 million people in the United States.1

In our CNS Program, we are in clinical development with our HuCNS-SC cells for disorders of the central nervous system, which includes the brain, spinal cord and eye. We have completed a Phase I clinical trial to evaluate the safety and preliminary efficacy of our HuCNS-SC cells as a treatment for infantile and late infantile neuronal ceroid lipofuscinosis (NCL), two forms of a group of disorders often referred to as Batten disease. NCL is fatal and there are currently no approved treatments for the disease. The data from our NCL trial showed that our HuCNS-SC cells were well tolerated, non-tumorigenic, and there was evidence of engraftment and long-term survival of the HuCNS-SC cells. In November 2009, we initiated a Phase I clinical trial of our HuCNS-SC cells in a second indication, Pelizeaus-Merzbacher Disease (PMD), a fatal myelination disorder in the brain. In February 2010, we enrolled and treated the first patient in our PMD trial, and we expect it will take 12-18 months to complete enrollment. In addition, our HuCNS-SC cells are in preclinical development for spinal cord injury and retinal disorders.

In our Liver Program, we are in preclinical development with our human liver engrafting cells (hLEC) to evaluate hLEC as a potential cellular therapy for a range of liver diseases. In September 2009, we received ethics committee approval to initiate a clinical study to evaluate hLEC as a potential cellular therapy for liver-based metabolic disorders. However, we have decided to defer initiating a clinical study of hLEC, pending additional improvements to our process of isolating and purifying hLEC.

In our enabling cell technologies programs, we are engaged in developing and commercializing applications of our technologies to enable stem cell-based research. We currently market a range of proprietary cell culture products under the SC Proven® brand, including iSTEM®, GS1-RTM, GS2-MTM, RHB-A®, RHB-Basal®, NDiff® N2B27, NDiff® 2 and 27 supplements, HEScGROTM, and ESGRO CompleteTMproprietary media.2 Academic and industrial laboratories conducting stem cell research need specialized cell culture products for the derivation, growth, maintenance and manipulation of stem cells, and as this type of research continues to grow, the market for such cell culture products will also continue to expand. In addition, the pharmaceutical industry has shown an increasing interest in the use of stem cell-based assays in its research and development activities. We are pursuing

1 This estimate is based on information from the Alzheimer’s Association, the Alzheimer’s Disease Education & Referral Center (National Institute on Aging), the National Parkinson Foundation, the National Institutes of Health’s National Institute on Neurological Disorders and Stroke, the Foundation for Spinal Cord Injury Prevention, Care & Cure, the Travis Roy Foundation, the Centers for Disease Control and Prevention, the Wisconsin Chapter of the Huntington’s Disease Society of America, the American Liver Foundation, and the Cincinnati Children’s Hospital Medical Center.
2  HEScGRO and ESGRO Complete are trademarks of Millipore Corporation, our co-exclusive distributor of these products.

the development of our technologies, including technologies relating to embryonic stem cells, induced pluripotent stem (iPS) cells, and tissue-derived (adult) stem cells, as well as a gene insertion technology, for use in drug discovery and development. Several of the cell technologies and intellectual property related to our enabling cell technologies programs were acquired in April 2009 through our acquisition of substantially all of the operating assets and liabilities of Stem Cell Sciences Plc (SCS).

The Potential of Our Tissue-Derived Cell-Based Therapeutics

Stem cells are “building block” cells as they produce all of the mature functional cell types found in normal organs. Progenitor cells are cells that have already developed from stem cells, but can still produce one or more mature cell types within an organ. Stem cells are rare; to date only four human stem cells have been identified and characterized in vivo: the hemotopoietic stem cell, the mesenchymal stem cell, the neural stem cell, and the embryonic stem cell. Stem cells have two defining characteristics: (i) they produce all of the mature cell types of the particular organ, and (ii) they self renew — that is, some of the cells developed from stem cells are themselves new stem cells. Because of this self-renewal property, we believe that stem cell-based therapies may have the potential to return an impaired organ to proper function for the life of the patient.

Many degenerative diseases are caused by the loss of normal cellular function in a particular organ. When cells are damaged or destroyed, they no longer produce, metabolize or accurately regulate the many substances essential to life. There is no technology existing today that can deliver these essential substances precisely to the sites of action, under the appropriate physiological regulation, in the appropriate quantity, or for the duration required to cure the degenerative condition. Cells, however, can do all of this naturally. Transplantation of stem or progenitor cells may prevent the loss of, or even generate new, functional cells and thereby potentially maintain or restore organ function and the patient’s health.

We are focused on identifying and purifying tissue-derived stem and progenitor cells for use in homologous therapy. Homologous therapy means the use of cells derived from a particular organ to treat a disease of that same organ (for example, use of brain-derived neural stem cells for treatment of CNS disorders and liver-derived cells for treatment of liver disorders). Tissue-derived stem cells are developmentally pre-programmed to become the mature functional cells of the organ from which they were derived. We believe that homologous use of purified, unmodified tissue-derived cells is the most direct way to provide for engraftment and differentiation into functional cells, and should minimize the risk of transplantation of unwanted cell types.

We use cells derived from donated fetal or adult tissue sources, which are supplied to us in compliance with all applicable state and federal regulations. We are not involved in any activity directed toward human cloning, nor do we have any plans to start such activities. We are currently developing embryonic stem cells and iPS cells as potential research tools. We are not currently developing embryonic or iPS stem cells for therapeutic use, although we may in the future explore their applicability as cell-based therapeutic products.

Business Strategy

Our aim is to create a sustainable business based on our belief that understanding cells and cell biology will play an increasingly important role in life science research and in the discovery, development and implementation of new medical therapies. Our primary strategy is to identify multiple types of human stem and progenitor cells with therapeutic and commercial importance, to develop techniques and processes to purify these cells for direct transplant and to expand and bank these cells, to advance these cells into clinical development and ultimately, to commercialize them as cell-based therapeutic products.

The fundamental competencies required to execute this strategy are knowledge and expertise in cell biology, particularly stem cell biology, and a commitment to rigorous and robust research and development. We believe that these competencies are critical to identifying, characterizing and understanding cells with therapeutic potential and importance, and ultimately, that “good science makes for good medicine.”

Consequently, we have made significant investments in our research and development, clinical and regulatory, and cell processing and process development capabilities. Our management and staff have many years of experience in the stem cell field and in developing potential cell therapies. Two of the four human stem cells identified and characterized to date (the hematopoietic and neural stem cells) were discovered by scientists who are currently on our staff, and we believe we were the first company to receive authorization from the U.S. Food and Drug Administration (“FDA”) to conduct a clinical trial of a purified neural stem cell product candidate, as well as the first to complete such a clinical trial.

Many of our core competencies in cell biology have applicability beyond the development of therapeutic products. Therefore, another element of our business strategy is to leverage these core competencies to develop non-therapeutic applications for our cell technologies, which we believe represent nearer-term commercial opportunities. As scientific and medical research increasingly focuses on stem cells and cell biology, our technologies are expected to have utility as tools to help enable this research. We currently market specialized cell culture products through our SC Proven product line and are seeking to develop and commercialize applications of our technologies for use in stem cell-based assays.

Further, a key element of our business strategy is to obtain patent protection for the compositions, processes and uses of multiple types of cells, as well as for those technologies that appear applicable and useful to enable cell-based research. We believe that patent protection will be available to the first to identify and isolate any of the finite number of different types of human stem and progenitor cells, and the first to define methods to culture such cells, making the commercial development of cell-based therapeutics and enabling applications financially feasible. In addition to discovering and developing technologies in-house, we have obtained from various academic and commercial institutions rights to certain inventions relating to stem and progenitor cells, cell culture media, and technologies to reprogram, isolate and manipulate cells. We expect to continue to expand our search for, and to seek to acquire rights from third parties relating to, new stem and progenitor cells and cell technologies. We have created an extensive patent estate, see “Patents, Proprietary Rights and Licenses,” below.

Cellular Medicine Programs

Overview

The following table summarizes the current status of, and the anticipated initial indications for, our two therapeutic product development programs. A more detailed discussion of each of these follows the table.

Program Description and Objective	Status

CNS Program
Cell-based therapeutics to restore or preserve function to central nervous system tissue by protecting, repairing or replacing dysfunctional or damaged cells. Initial indications are lysosomal storage diseases that affect the CNS, such as NCL, and disorders in which deficient myelination plays a central role, such as PMD.	Neuronal Ceroid Lipofuscinosis (also known as Batten disease):

•   Six-patient Phase I clinical trial completed in January 2009. Trial results show HuCNS-SC cells well tolerated and not tumorigenic, and that there was evidence of engraftment and survival of the transplanted cells.

•   Demonstrated in vivo proof of principle by showing in a mouse model for infantile NCL that transplanted HuCNS-SC cells can:

  •   continuously produce the enzyme that is deficient in infantile NCL

  •   protect host neurons from death

• delay the loss of motor function in HuCNS-SC transplanted mice.
Pelizeaus-Merzbacher Disease:
• Four-patient Phase I clinical trial initiated in November 2009 and first patient enrolled and treated in February 2010.

Program Description and Objective	Status

•   Demonstrated in vivo proof of principle by showing in the myelin deficient shiverer mouse that transplanted HuCNS-SC cells can:

  •   generate and integrate myelin producing oligodendrocytes into the mouse brain

  •   tightly wrap the mouse nerve axons to form myelin sheath.

Spinal Cord Injury:

•   Demonstrated in vivo proof of principle by showing in a mouse model for spinal cord injury that transplanted HuCNS-SC cells can:

  •   restore motor function in injured animals

  •   directly contribute to functional recovery; when human cells are ablated restored function is lost

  •   become specialized oligodendrocytes and neurons.

Retinal Disorders:

•   Demonstrated in vivo proof of principle by showing in the Royal College of Surgeons rat, a widely accepted model for retinal degeneration, that HuCNS-SC cells can:

  •   protect photoreceptor cells from death

  •   prevent or slow loss of vision.

Liver Program
Cellular therapy to restore function to liver tissue by replacing dysfunctional or damaged cells.	• Demonstrated in vivo engraftment and survival of hLEC in a mouse model of liver degeneration • Detected human serum albumin and alpha-1-antitrypsin in serum of transplanted animals.
• Demonstrated the generation of key structural elements of the liver, the bile canaliculi, that are required to bile transport.
• Identified cell surface markers and methods for selection of hLEC from livers of a broad range of age and quality, including livers deemed not suitable for transplantation.

•   Received ethics committee approval to initiate a clinical study to evaluate hLEC as a potential cellular therapy for liver-based metabolic disorders. Deferred initiating a clinical study of hLEC, pending additional improvements to our process of isolating and purifying hLEC.

CNS Program

Many neurodegenerative diseases involve the failure of central nervous system tissue (i.e., the brain, spinal cord and eye) due to the loss of functional cells. Our CNS Program is initially focusing on developing clinical applications in which transplanting HuCNS-SC cells would protect the host cells of the patient before such cells are irreversibly damaged or lost due to disease progression. Our initial target indications are neuronal ceroid lipofuscinosis and certain other lysosomal storage diseases, diseases in which deficient myelination plays a central role, such as Pelizeaus-Merzbacher Disease, cerebral palsy or multiple sclerosis; traumatic brain and spinal cord injury; and disorders in which retinal degeneration plays a central role, such as age-related macular degeneration or retinitis pigmentosa. These disorders affect a significant number of people in the United States and there currently are no effective long-term therapies for them.

Our lead product candidate, HuCNS-SC cells, is a purified and expanded composition of normal human neural stem cells. As such, we believe it is well suited for transplantation and should provide a safe and effective therapy. Alternative therapies based on cells derived from cancer cells, embryonic stem cells, iPS cells, animal-derived cells, or unpurified mixes of cell types have a significantly higher safety hurdle to overcome and while they might provide an effective therapy, technologies to remove potentially harmful cells are still being developed and tested. Furthermore, our HuCNS-SC cells can be directly transplanted, unlike embryonic stem cells or iPS cells, which require one or more prerequisite differentiation steps prior to administration in order to preclude teratoma formation (tumors of multiple differentiated cell types). It is still unclear whether cellular transplants derived from embryonic stem cells or iPS cells can avoid forming teratomas or other abnormal cellular structures due to contaminating cell types in the transplant product.

Our preclinical research has shown in vivo that HuCNS-SC cells engraft, migrate, differentiate into neurons and glial cells, and survive for as long as one year with no sign of tumor formation or adverse effects. Moreover, the HuCNS-SC cells were still producing progeny cells at the end of the test period. These findings show that our neural stem cells, when transplanted, act like normal neural stem cells, suggesting the possibility of a continual replenishment of normal human neural cells in transplant recipients. In the longer term, then, we believe stem cells have the potential to restore or replace lost cells and cellular function.

We hold a substantial portfolio of issued and allowed patents in the neural stem cell field, which cover the isolation, expansion and use of neural stem and progenitor cells, as well as the compositions of the cells themselves. See “Patents, Proprietary Rights and Licenses,” below.

Neuronal Ceroid Lipofuscinosis (NCL; also known as Batten disease).

Neuronal ceroid lipofuscinosis (NCL), which is often referred to as Batten disease, is a neurodegenerative disease that affects infants and young children. Two forms of NCL — infantile and late infantile — are caused by the deficiency of a lysosomal enzyme. Infantile and late infantile NCL are brought on by inherited genetic mutations in the CLN1 gene, which codes for palmitoyl-protein thioesterase 1 (PPT1), and in the CLN2 gene, which codes for tripeptidyl peptidase I (TPP-I), respectively. As a result of these mutations, the relevant enzyme is either defective or missing, leading to the accumulation of cellular waste product in various neuronal cell types. This accumulation eventually interferes with normal cellular and tissue function, and leads to seizures and progressive loss of motor skills, sight and mental capacity. Today, NCL is always fatal.

In January 2009, we completed a six-patient Phase I clinical trial at Oregon Health & Science University Doernbecher Children’s Hospital to evaluate the safety and preliminary efficacy of our HuCNS-SC product candidate as a treatment for infantile and late infantile NCL. We believe that this clinical trial was the first FDA-authorized trial to evaluate purified human neural stem cells as a potential therapeutic agent. This trial was an open label study with two dose levels. Under the trial protocol, patients received immunosuppression for one year following transplantation of the HuCNS-SC cells. Overall, the trial data demonstrated that the HuCNS-SC cells, the transplantation procedure and the immunosuppression regimen were well tolerated by all six patients, and the patients’ medical, neurological and neuropsychological conditions, following transplantation, appeared consistent with the normal course of the disease. In addition to this favorable safety profile, there was evidence of engraftment and long-term survival of the HuCNS-SC cells. In November 2009, we met with the FDA to review the results of this trial and to discuss our proposed clinical development plans. During this meeting, the FDA acknowledged our position that the risk-benefit profile shown by the Phase I data merits further clinical evaluation of HuCNS-SC cells in NCL. We continue to be in discussions with the FDA regarding our plans for a second clinical trial in NCL, although there can be no assurance when or if such a trial will be initiated.

Our preclinical data demonstrate that HuCNS-SC cells, when transplanted in a mouse model of infantile NCL, engraft, migrate throughout the brain, produce the missing PPT1 enzyme, measurably reduce the toxic storage material in the brain, protect host neurons so that more of them survive, and delay the loss of motor function compared to a control group of non-transplanted mice. A summary of this data was published in September 2009 in the peer-reviewed journal Cell Stem Cell. We have also demonstrated in vitro that HuCNS-SC cells produce TPP-I, the enzyme that is deficient in late infantile NCL.

Other Lysosomal Storage Diseases.

NCL is one of a group of approximately 46 known lysosomal storage diseases (LSDs). All LSDs are caused by a defective or missing gene which codes for an enzyme that processes cellular waste substances. Cellular waste is stored in a part of cells known as the lysosome, and patients with the defective gene are unable to produce enough of the particular enzyme, causing the cellular waste to build up in the lysosome. Eventually, the cells cannot function and die. Some LSDs can be treated by enzyme replacement therapies, and examples of enzyme replacement products already approved are CerezymeTMfor Gaucher disease, FabryzymeTMfor Fabry disease, Myozyme® for Pompe disease, AldurazymeTMfor MPS I, and NaglazymeTMfor MPS VI. All of these approved products, however, address LSDs which primarily affect peripheral organs rather than the central nervous system. Although about half of known LSDs primarily affect the central nervous system, enzyme replacement therapy is not currently a practical treatment option for this subset of LSDs because enzymes are typically too large to cross the blood-brain barrier. We believe that transplanting HuCNS-SC cells directly into the central nervous system may have the potential to treat some LSDs that affect the central nervous system by supplying missing enzymes to the brain. In addition to infantile and late infantile NCL, we have found that HuCNS-SC cells can produce the relevant enzyme in a number of other LSDs that affect the central nervous system.

Pelizaeus-Merzbacher Disease (PMD).

Pelizaeus-Merzbacher Disease, a rare, degenerative, central nervous system disorder, is one of a group of genetic disorders known as leukodystrophies. Leukodystrophies involve abnormal growth of the myelin sheath which is the fatty substance that surrounds nerve fibers in the brain and spinal cord. PMD is most commonly caused by a genetic mutation that affects an important protein found in myelin, proteolipid protein. PMD is most frequently diagnosed in early childhood and is associated with abnormal eye movements, abnormal muscle function, and in some cases, seizures. The course of the disease is marked by progressive neurological deterioration resulting in premature death.

In November 2009, we initiated a Phase I clinical trial of our HuCNS-SC product candidate for PMD, and in February 2010, we enrolled and treated the first patient in the trial. A total of four patients with PMD are planned for this trial, and we expect it will take twelve to eighteen months to complete enrollment. In this trial, the patients will be transplanted with HuCNS-SC cells and evaluated regularly over a 12-month period. The periodic evaluations will include magnetic resonance imaging (MRI) of the brain, which may enable the measurement of new myelin formation. The trial is being conducted at the University of California, San Francisco (UCSF) Children’s Hospital.

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

Other Myelin Disorders.

Loss of myelin characterizes conditions such as multiple sclerosis, cerebral palsy and certain genetic disorders (for example, Krabbe’s disease and metachromatic leukodystrophy), and also plays a role in certain spinal cord indications. Based on our preclinical data, we believe our HuCNS-SC product candidate may have applicability to a range of myelin disorders. In addition, in collaboration with researchers at Oregon Health & Science University, we are attempting to detect human myelin production by HuCNS-SC cells in the shiverer mouse model using magnetic resonance imaging.

Spinal Cord Injury.

Stem cells may have the potential to treat various spinal cord indications. Using a mouse model of spinal cord injury, our collaborators at the Reeve-Irvine Research Center at the University of California, Irvine have shown that HuCNS-SC cells have the potential to protect and regenerate damaged nerves and nerve fibers, and that injured mice transplanted with our human neural stem cells showed improved motor function compared to control animals. Inspection of the spinal cords from the treated mice showed significant levels of human neural cells derived from the transplanted stem cells. Some of these cells were oligodendrocytes, the specialized neural cell that forms the myelin sheath around axons, while others had become neurons and showed evidence of synapse formation, a requirement for proper neuronal function. The researchers then selectively ablated the human cells, and found that the functional improvement was lost, thus demonstrating that the human cells had played a direct role in the functional recovery of the transplanted mice. We are continuing preclinical development on our HuCNS-SC product candidate for various spinal cord indications.

Retinal Disorders.

The retina is a thin layer of neural cells that lines the back of the eye and is responsible for converting external light into neural signals, and a loss of function in retinal cells leads to impairment or loss of vision. The most common forms of retinal degeneration are age-related macular degeneration and retinitis pigmentosa.

In January 2008, we entered into a research collaboration with Oregon Health & Science University Casey Eye Institute to evaluate engraftment and potential applicability of our HuCNS-SC cells in retinal disorders. Our preclinical data have shown that our HuCNS-SC cells, when transplanted in a well-established animal model of retinal degeneration, engraft long-term, can protect photoreceptors (the sensory neurons of the retina) from progressive degeneration, and can slow or prevent loss of visual function. In this model, called the Royal College of Surgeons (RCS) rat, a genetic mutation causes dysfunction of the retinal pigmented cells, which leads to progressive loss of the photoreceptors and ultimately, loss of visual function in the rat. Our preclinical data shows that our human neural stem cells protect both rod and cone photoreceptors in the eye from progressive degeneration and preserve visual function long term. The cone photoreceptors are light sensing cells that are highly concentrated within the macula of the human eye, and the ability to protect these cells suggests a promising approach to treating age-related macular degeneration (AMD), the leading cause of vision loss and blindness in people over the age of 55. We are continuing preclinical studies of our HuCNS-SC cells as a potential treatment for retinal disorders.

Other Neural Collaborations.

We have established a number of research collaborations to assess both the in vitro potential of the HuCNS-SC cells and the effects of transplanting HuCNS-SC cells into preclinical animal models, including a collaboration with researchers at the Stanford University School of Medicine to evaluate our human neural stem cells in animal models of stroke. The results of these studies demonstrate the targeted migration of the cells toward the stroke lesion and differentiation toward the neuronal lineage. Another study with researchers at Stanford’s School of Medicine demonstrated that HuCNS-SC cells labeled with magnetic nanoparticles could non-invasively track the survival and migration of human cells within the brain. In addition, we concluded an NIH-funded collaboration with researchers at the McLaughlin Research Institute to investigate the role of Alzheimer’s plaques in neuronal cell death in Alzheimer’s disease. Under the collaboration, our HuCNS-SC cells were transplanted into mouse models of Alzheimer’s disease and the cells showed robust engraftment in an environment riddled with Alzheimer’s plaques.

Liver Program

According to the American Association for the Study of Liver Diseases, approximately 25 million Americans are afflicted with liver-related disease each year. In many of these diseases, such as hepatitis, liver failure, blood-clotting disorder, cirrhosis, or liver cancer, the liver slowly loses function as liver cells are damaged or destroyed by the disease process. Eventually, an organ transplant is required in order to restore liver function to the patient. Organ transplants, however, are limited by the supply of suitable organs, and the transplant is generally done at the very late stages of the disease, in part because there are many more patients who need a transplant than there are suitable organs available. Moreover, the transplant procedure itself is very invasive.

Liver stem or progenitor cells have the potential to offer an alternative treatment for some of these liver diseases. A liver cellular therapy or cell-based therapeutic could provide or support liver function in patients with liver disease and would have a number of advantages over whole organ transplants. Such a product could potentially (i) expand the range of patients who would be treatable, (ii) allow for treatment in earlier stages of disease, and (iii) be less invasive and better tolerated.

We have identified and isolated a cell population that we call human liver engrafting cells (hLEC) which can be derived from all types of human livers, including those that would not be suitable for liver transplantation. When tested in vitro, hLEC demonstrate essential liver enzymatic functions, such as detoxification (cytochrome P450) and conversion of toxic ammonia to urea. When transplanted into immunodeficient mice with a metabolic defect, Tyrosinemia Type I, hLEC engraft and show basic function of hepatocytes. Specifically, hLEC produce the human protein deficient in this animal model (fumarylacetoacetate hydrolase, FAH) as well as human albumin and alpha-1-antitrypsin and the engrafted human cells store glycogen and form structural elements for bile and drug excretion from the liver.

In September 2007, we entered into a research collaboration with the Université Catholique de Louvain (UCL) and the UCL-affiliated Cliniques Universitaires Saint Luc, both of Louvain, Belgium, to further the development of hLEC as a potential cell-based liver therapy. In September 2009, we received ethics committee approval at UCL to initiate a clinical study to evaluate hLEC as a potential cellular therapy for liver-based metabolic disorders. However, we have decided to defer initiating a clinical study of hLEC pending additional improvements to our process of isolating and purifying hLEC.

We hold a portfolio of issued and allowed patents in the liver field which cover the isolation and use of hLEC cells, as well as the composition of the cells themselves. See “Patents, Proprietary Rights and Licenses,” below.

Enabling Technologies Programs

Overview

Cells, and stem cells in particular, are an important resource for researchers seeking to understand human diseases, advance medical research and develop more effective therapies. Stem cells provide potentially unlimited sources of different cell types owing to their ability to be expanded and subsequently differentiated into particular cell types. Embryonic stem cells, for example, have the ability to become any one of the more than 200 specialized cell types found in the human body (they are said to be pluripotent); induced pluripotent stem (iPS) cells also possess this ability. Because of this versatility, these cells are valuable tools for examining and researching the fundamental biology of cells and the pathways involved in early development and tissue formation. In recent years, the pharmaceutical industry has become increasingly interested in using stem cell-based assays in its drug discovery and development efforts.

Specialty Cell Culture Products

Stem cell research is a growing and highly specialized field. Because of their nature, stem and progenitor cells are rare and they require specific conditions to survive and thrive. For this reason, researchers require specialized cell culture products that enable the derivation, growth, maintenance, and manipulation of such cells. One of the greatest challenges facing researchers is the limited quality and quantity of stem and progenitor cells available. The challenge is in maintaining the pluripotency or multipotency of stem or progenitor cells in culture, i.e., keeping these cells from differentiating into other cell types, which is their natural tendency. Our cell biology expertise has enabled us to develop and commercialize proprietary cell culture products to optimize the derivation, growth, maintenance, and differentiation of stem cells. In contrast to common industry practice, we have developed media formulations that are free of animal serum and feeder cells (helper cells added to promote cell growth), which are known sources of undesirable agents affecting stem cell performance and safety.

Our current range of cell culture products, which are sold under the SC Proven brand, includes iSTEM, GS1-R, GS2-M, RHB-A, RHB-Basal, NDiff N2B27, HEScGRO, and ESGROComplete proprietary media. The following table describes each of these in more detail:

iSTEM	A serum-free, feeder-free medium that maintains mouse embryonic stem cells in their pluripotent “ground state” by using selective small molecule inhibitors to block the pathways which induce differentiation.
RHB-A	A defined, serum-free culture medium for the selective culture of human and mouse neural stem (NS) cells and their maintenance and expansion as adherent cell populations.
RHB-Basal	A defined, serum-free basal medium. When supplemented with specific growth factors, this media is specifically formulated for the propagation and differentiation of adherent NS cells. RHB-Basal can also be tailored to specific-cell type requirements by the addition of customer preferred supplements.
NDiff N2B27	A defined serum-free medium for the differentiation of mouse embryonic stem cells to neural cell types.
HEScGRO	A defined, animal component free medium for the culture and propagation of human embryonic stem cells.
ESGRO Complete	A defined, serum-free medium for the culture and propagation of mouse embryonic stem cells.
GS1-R	The first defined, serum-free media formulation shown to enable the derivation and long-term maintenance of true, germline competent rat embryonic stem cells without the addition of cytokines or growth factors.
GS2-M	A defined, serum- and feeder-free medium for the derivation and long-term maintenance of true, germline competent mouse iPS cells.

Cell-based Assays for Drug Discovery and Development

The pharmaceutical industry has recognized that cell-based assays could reduce the time and cost associated with drug discovery and development by providing a more predictive and physiologically relevant platform earlier in the development process. Today, pharmaceutical companies and other research institutions actively use human and animal cells in their drug discovery and development efforts, and they are increasingly interested in using stem cells for those efforts. We believe stem cell-based drug assays will offer a number of advantages over primary cell-based assays. Stem and progenitor cells can be grown more easily and consistently than most tissue-specific primary cells, which is a key advantage for repetitive testing. Moreover, stem cells can be differentiated into a wide range of cell types, thereby enabling testing against specific cell types.

Because of our leading position in the neural stem cell field, we are initially focusing our cell-based assay development efforts on the CNS field. Neural stem cells can differentiate into the three cell types of the nervous system — neurons, astrocytes, and oligodendrocytes — and therefore have utility in the discovery and development of compounds to treat disorders of the central nervous system. For example, neural stem cells could be differentiated into specific neuronal cell types to test for certain indications (eg, dopaminergic neurons for Parkinson’s disease). Moreover, neural stem cells may provide a range of assays to test for neural toxicity. We have tested thousands of compounds on human neural stem cells and have identified a number of compounds that cause proliferation of these cells, and are continuing research and development into additional CNS assay platforms.

We also believe that our hLEC cells may be useful in cell-based assays to test for liver toxicity. Liver toxicity is believed to be the most often cited cause of clinical trial failures and drug product withdrawals. This is a major issue for the pharmaceutical industry, and it is estimated that the industry spends approximately $200 million per year on hepatocyte preparations for use in toxicology screening.

We own or have exclusively licensed a number of patents related to technologies relevant to cell-based research. These include patents related to certain mammalian pluripotent and multipotent stem cells, cellular reprogramming, genetic manipulation of stem cells, the creation of genetically engineered animals used for research, technologies that facilitate the identification and isolation of specific stem cell types, and media formulations for the culture of stem cells. See “Patents, Proprietary Rights and Licenses,” below.

Operations

Manufacturing

We have made considerable investments in our manufacturing operations. We believe that we have the ability to process cells suitable for use in our ongoing and planned therapeutic products research and development activities and clinical trials. We believe we also have sufficient ability to process our cell culture media and reagent products that we are currently selling commercially, and that we have sufficient resources to add additional media and reagent manufacturing capacity should the business need arise.

Marketing

Because of the early stage of our stem and progenitor cell-based therapeutic product development programs, we have not yet addressed questions of channels of distribution or marketing of potential future products. We sell and ship our proprietary cell culture products directly from our facility in Cambridge, England. Customers can order these products through our dedicated website (www.scproven.com). In addition, we have a number of co-exclusive distribution agreements with Millipore Corporation for the marketing and sale of certain of our cell culture products, including HEScGRO and ESGRO Complete.

Employees

As of December 31, 2009, we had 75 full-time employees, 20 of whom have Ph.D., M.D. or D.V.M. degrees. 59 full-time employees work in research and development and laboratory support services. No employees are covered by collective bargaining agreements. We consider our employee relations in general to be good.

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

We have exclusive or non-exclusive rights to a portfolio of patents and patent applications related to various stem and progenitor cells and methods of deriving and using them. These patents and patent applications relate to compositions of matter, methods of obtaining such cells, and methods for preparing, transplanting and utilizing these cells. We also own or have exclusive rights to exploit a number of patents that claim tools and techniques important to cell-based research. A number of these patents were acquired from SCS in April 2009. As of December 31, 2009, our U.S. patent portfolio included approximately 50 issued or allowed U.S. patents from over 40 separate patent families. We also have foreign counterparts to a majority of our U.S. patents and applications; a substantial number of these have issued in various countries, making a total of over 200 granted or allowed non-U.S. patents as of December 31, 2009.

Among our significant U.S. patents covering stem and progenitor cells are:

•	U.S. Patent No. 5,968,829, entitled “Human CNS Neural Stem Cells,” which covers our composition of matter for human CNS stem cells;

•	U.S. Patent No. 7,361,505, entitled “Multipotent neural stem cell compositions,” which covers human neural stem cells derived from any tissue source, including embryonic, fetal, juvenile, or adult tissue;

•	U.S. Patent No. 7,153,686, entitled “Enriched Central Nervous System Stem Cell and Progenitor Cell Populations, and Methods for Identifying, Isolating and Enriching such Populations,” which claims the composition of matter of various antibody-selected neural stem cell populations;

•	U.S. Patent No. 6,777,233, entitled “Cultures of Human CNS Neural Stem Cells,” which discloses a neural stem cell culture with a doubling rate of 5 to 10 days;

•	U.S. Patent No. 6,497,872, entitled “Neural transplantation using proliferated multipotent neural stem cells and their progeny,” which covers transplanting any neural stem cells or their differentiated progeny, whether the cells have been cultured in suspension or as adherent cells, for the treatment of any disease;

•	U.S. Patent No. 6,468,794, entitled “Enriched central nervous system stem cell and progenitor cell populations, and methods for identifying, isolating and enriching for such populations,” which covers the identification and purification of the human CNS stem cell;

•	U.S. Patent Nos. 6,238,922 and 7,049,141, both entitled “Use of collagenase in the preparation of neural stem cell cultures,” which describe methods to advance the in vivo culture and passage of human CNS stem cells that result in a 100-fold increase in CNS stem and progenitor cell production after 6 passages;

•	U.S. Patent No. 5,851,832, entitled “In Vitro growth and proliferation of multipotent neural stem cells and their progeny,” which covers our methods for selecting the human CNS cell cultures containing central nervous system stem cells, for compositions of human CNS cells expanded by these methods, and for use of cells derived from these cultures in human transplantation;

•	U.S. Patent No. 6,294,346, entitled “Use of multipotent neural stem cells and their progeny for the screening of drugs and other biological agents,” which describes the use of human neural stem cells as a tool for screening the effects of drugs and other biological agents on such cells, such as small molecule toxicology studies;

•	U.S. Patent No. 7,211,404, entitled “Liver engrafting cells, assays, and uses thereof,” which covers the isolation and use of an enriched population of hepatic liver engrafting cells; and

•	U.S. Patent No. 7,381,261, entitled “Enriched central nervous system stem cell and progenitor cell populations, and methods for identifying, isolating and enriching for such populations,” which covers the use of additional monoclonal antibodies for the prospective isolation of rare cells from human neural tissue.

Among our significant U.S. patents covering cell-based research tools and technologies are:

•	U.S. Patent Nos. 7,005,299 and 6,150,169, both entitled “Expression of heterologous genes according to a targeted expression profile,” which cover the use of a gene sequence called IRES (internal ribosome entry site), a pivotal technology to target exogeneous gene expression in stem cells, thereby facilitating their identification and use;

•	U.S. Patent No. 6,878,542 and 7,256,041, both entitled “Isolation, selection and propagation of animal transgenic stem cells,” and U.S. Patent No. 6,146,888, entitled “Method of enriching for mammalian stem cells,” which cover the isolation of stem cells using a nucleic acid construct including a selectable marker; and

•	U.S. Patent No. 7,371,573, entitled “Propagation and/or derivation of embryonic stem cells,” which covers methods of culturing and deriving embryonic stem cells using LIF and MEK inhibitor.

Since our acquisition of substantially all of the operating assets and liabilities of SCS in April 2009, we have received notice of either the issuance or the allowance of the following stem cell patents, all of which are either owned by, or exclusively licensed to, us: (i) two patents claiming cell culture media (New Zealand Pat. No. 547105 and U.S. Pat. No. 7,595,193); (ii) five patents claiming research technologies, including one for the derivation of genetically modified rats using embryonic stem cell technologies (U.S. 7,598,082, J.P. No. 4375759, EPO No. 1115840, U.K. Pat. No. 0716426.2, and U.S. Pat. App. 10/502,972); and (iii) two patents claiming either the proliferation or modification of neural stem cells (J.P. No. 4416837 and Finnish Pat. No. 120455). In January 2010, we also received notice of an hLEC patent allowance in Japan (Pat. App. No. 2003-507235).

We also rely upon trade-secret protection for our proprietary information and know-how, and we take active measures to control access to this information. We believe that our know-how will also provide a significant competitive advantage.

Our policy is to require our employees, consultants and significant scientific collaborators and sponsored researchers to execute confidentiality agreements upon the commencement of any employment or consulting relationship with us. These agreements generally provide that all confidential information disclosed by us or developed during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees and consultants, the agreements generally provide that all inventions conceived by the individual in the course of rendering services to us will be our exclusive property.

Licenses with Research Institutions

We have entered into a number of license agreements with academic organizations, including the University of Edinburgh, the California Institute of Technology (Cal Tech), Cambridge University, RIKEN Institute, and Oregon Health & Science University (OHSU). Under these license agreements, we are typically subject to obligations of due diligence and the requirement to pay royalties on products that use patented technology licensed under these agreements. The license agreements with some of these institutions relate largely to stem or progenitor cells or to processes and methods for the isolation, identification, expansion, or culturing of stem or progenitor cells. The license agreement with the University of Edinburgh covers a range of stem cell technologies. Generally speaking, these license agreements will terminate upon expiration, revocation or invalidation of the patents licensed to us, unless governmental regulations require a shorter term. They also will terminate earlier if we breach our obligations under the agreement and do not cure the breach or if we declare bankruptcy. We can terminate these license agreements at any time upon notice.

In January 2006, we entered into an exclusive, world-wide license agreement with the University of Edinburgh covering approximately twelve separate patent families in the stem cell field. Since then, the parties added some additional patent families and dropped some patent families which were not considered core to our business activities. Today, the license agreement covers thirteen patent families, including several that cover culture media and research technologies, one that covers purified populations of neural stem cells, some that cover cell reprogramming technologies, and one that covers the manipulation and use of embryonic stem cells for the derivation of research animal models, such as knock-out rats, with one or more missing genes. Under the license agreement, we have the exclusive right to commercialize the technologies in all fields. We have been paying royalties to the University of Edinburgh on the commercial sale of certain SC Proven products, and will pay royalties on all net sales of products covered by any of the intellectual property licensed under this agreement.

Pursuant to the terms of our license agreement with Cal Tech, we must pay $10,000 upon the issuance of the first patent in each family licensed to us under the relevant agreement and $5,000 on the first anniversary of the issuance of each such patent, payable in cash or common stock at our option. We have paid $70,000 on account of these patents through December 31, 2008; the $10,000 due in 2009 was paid in common stock (5,900 shares). These amounts are creditable against royalties we must pay under the license agreements. The maximum royalties that we will have to pay to Cal Tech will be $2 million per year, with an overall maximum of $15 million. Once we pay the $15 million maximum royalty, the licenses will become fully paid and irrevocable. In August 2002 we acquired an additional license from Cal Tech to different technology, pursuant to which we issued 27,535 shares of our common stock with a market value of approximately $35,000; we have also issued 9,535 shares of our common stock with a market value of approximately $15,000 to Cal Tech on the issuance of two patents covered under this additional license.

Licenses with Commercial Entities

NeuroSpheres, Ltd.

In March 1994, we entered into a contract research and license agreement with NeuroSpheres, Ltd., an Alberta corporation (NeuroSpheres), which was clarified in a license agreement dated as of April 1, 1997. Under the agreement as clarified, we obtained an exclusive patent license from NeuroSpheres in the field of transplantation, subject to a limited right of NeuroSpheres to purchase a nonexclusive license from us, which right was not exercised and has expired. We have developed additional intellectual property relating to the subject matter of the license. We entered into an additional license agreement with NeuroSpheres as of October 30, 2000, under which we obtained an exclusive license in the field of non-transplant uses, such as drug discovery and drug testing and clarified our rights under NeuroSpheres patents for generating cells of the blood and immune system from neural stem cells. Together, our rights under the licenses are exclusive for all uses of the technology. We made up-front payments to NeuroSpheres of 65,000 shares of our common stock in October 2000 and $50,000 in January 2001, and we will make additional cash payments when milestones are achieved under the terms of the October 2000 agreement. In addition, in October 2000 we reimbursed NeuroSpheres for patent costs amounting to $341,000. Milestone payments, payable at various stages in the development of potential products, would total $500,000 for each product that is approved for market. In addition, beginning in 2004, annual payments of $50,000 became due, payable by the last day of the year and fully creditable against royalties due to NeuroSpheres under the October 2000 Agreement. Our agreements with NeuroSpheres will terminate at the expiration of all patents licensed to us, but can terminate earlier if we breach our obligations under the agreement and do not cure the breach, or if we declare bankruptcy.

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

ReNeuron Limited

In July 2005, we entered into an agreement with ReNeuron Limited, a wholly owned subsidiary of ReNeuron Group plc, a listed UK corporation (collectively referred to as “ReNeuron”). As part of the agreement, we granted ReNeuron a license that allows ReNeuron to exploit their “c-mycER” conditionally immortalized adult human neural stem cell technology for therapy and other purposes. We received shares of ReNeuron common stock, as well as a cross-license to the exclusive use of ReNeuron’s technology for certain diseases and conditions, including lysosomal storage diseases, spinal cord injury, cerebral palsy, and multiple sclerosis. The agreement also provides for full settlement of any potential claims that either we or ReNeuron might have had against the other in connection with any putative infringement of certain of each party’s patent rights prior to the effective date of the agreement. In July and August 2005 we received approximately 8,836,000 ordinary shares of ReNeuron common stock (net of approximately 104,000 shares that were transferred to NeuroSpheres), and subsequently, in 2006 and 2007, as a result of certain anti-dilution provisions in the agreement, we received approximately 1,261,000 more shares, net of approximately 18,000 shares that were transferred to NeuroSpheres. In February 2007, we sold 5,275,000 shares for net proceeds of approximately $3,077,000, and we recognized a realized gain of approximately $716,000 from this transaction. In February and March of 2009, we sold, in aggregate, approximately 2,900,000 more shares and received net proceeds of approximately $510,000, and we recognized a realized gain of approximately $398,000 from these transactions. As of December 31, 2009, we held approximately 1,922,000 shares of ReNeuron as marketable equity securities with a carrying and fair market value of approximately $197,000. See Note 2 “Financial Instruments — ReNeuron” and “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 7A of this Form 10-K for further information.

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

Other Commercial Licenses

We have approximately a dozen other license agreements with commercial entities, which we entered into in the ordinary course of business to monetize certain of our patents. A number of these include sublicenses to certain patents exclusively licensed to us from either NeuroSpheres or the University of Edinburgh. Some of these are license agreements to commercialize cells. A number of these are license agreements to our research tools patents, such as the IRES and selectable marker technologies described above. We have an on-going licensing program at the Company with the goal of identifying likely infringers of our intellectual property rights in order to generate license revenues.

Scientific Advisory Board

Members of our Scientific Advisory Board provide us with strategic guidance primarily in regard to our therapeutic products research and development programs, as well as assistance in recruiting employees and collaborators. Each Scientific Advisory Board member has entered into a consulting agreement with us. These consulting agreements specify the compensation to be paid and require that all information about our products and technology be kept confidential. All of the Scientific Advisory Board members are employed by employers other than us and may have commitments to, or consulting or advising agreements with, other entities that limit their availability to us. The Scientific Advisory Board members have generally agreed, however, for so long as they serve as consultants to us, not to provide any services to any other entities that would conflict with the services the member provides to us. We are entitled to terminate the arrangements if we determine that there is such a conflict.

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

Government Regulation

Our research and development activities and the future manufacturing and marketing of our potential therapeutic products are, and will continue to be, subject to regulation for safety and efficacy by numerous governmental authorities in the United States and other countries.

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

FDA Marketing Approval

The steps required before our potential therapeutic products may be marketed in the United States include:

Steps	Considerations

1. Preclinical laboratory and animal tests	Preclinical tests include laboratory evaluation of the cells and the formulation intended for use in humans for quality and consistency. In vivo studies are performed in normal animals and specific disease models to assess the potential safety and efficacy of the cell therapy product.

Steps	Considerations

2. Submission of an Investigational New Drug (IND) application	The IND is a regulatory document submitted to the FDA with preclinical and manufacturing data, a proposed development plan and a proposed protocol for a study in humans. The IND becomes effective 30 days following receipt by the FDA, provided there are no questions, requests for delay or objections from the FDA. If the FDA has questions or concerns, it notifies the sponsor, and the IND will then be on clinical hold until the sponsor responds satisfactorily. In general an IND must become effective before U.S. human clinical trials may commence.
3. Human clinical trials	Clinical trials involve the evaluation of a potential product under the supervision of a qualified physician, in accordance with a protocol that details the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol is submitted to the FDA as part of the IND. The protocol for each clinical study must be approved by an independent Institutional Review Board (IRB) of the institution at which the study is conducted and the informed consent of all participants must be obtained. The IRB reviews the existing information on the product, considers ethical factors, the safety of human subjects, the potential benefits of the therapy, and the possible liability of the institution. The IRB is responsible for ongoing safety assessment of the subjects during the clinical investigation.
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
4. Submission of a Biologics Licensing Application (BLA)	The results of the preclinical studies and clinical studies are submitted to the FDA in an application for marketing approval authorization.

Steps	Considerations

5. Regulatory Approval	The testing and approval process will require substantial time, effort and expense. The time for approval is affected by a number of factors, including relative risks and benefits demonstrated in clinical trials, the availability of alternative treatments and the severity of the disease. Additional animal studies or clinical trials may be requested during the FDA review period, which might add to that time. FDA approval of the application(s) is required prior to any commercial sale or shipment of the therapeutic product. Biologic product manufacturing facilities located in certain states also may be subject to separate regulatory and licensing requirements.
6. Post-marketing studies	After receiving FDA marketing approval for a product for an initial indication, further clinical trials may be required to gain approval for the use of the product for additional indications. The FDA may also require post-marketing testing and surveillance to monitor for adverse effects, which could involve significant expense, or the FDA may elect to grant only conditional approvals subject to collection of post-marketing data. In addition, the recently enacted FDA Amendments Act of 2007 provides the FDA with expanded authority over drug products after approval, including the authority to require post-approval studies and clinical trials, labeling changes based on new safety information, and compliance with risk evaluation and mitigation strategies approved by the FDA.

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

The research markets served by our enabling technologies are highly competitive, complex and dynamic. Technological advances and scientific discoveries have accelerated the pace of change in biological research, and stem cell technologies have been evolving particularly fast. In these markets we face a wide array of competitors, ranging from specialized companies with strengths in niche segments of the life science markets to large manufacturers offering a broad portfolio of products, tools and services. Many of these competitors have significant financial, operational, sales, and marketing resources, and experience in research and development. In some cases, these and other competitors are also our customers, distributors and suppliers. In addition, many of our products can be “home brewed” by customers following publicly available procedures and methodologies.

Reliable independent information on sales and market share of products produced by our competitors is not generally available. We believe, however, based on our own estimates, that no one company is so dominant that it prevents other companies from competing effectively. We compete mainly by focusing on specialty media products and cell-based assays, which are custom designed for use in stem cell-based research, where we believe our expertise, intellectual property and reputation give us competitive advantage. We believe that, in this particular market niche, our products and technologies offer customers specific advantages over those offered by our competitors. We compete by offering innovative, quality-controlled products, consistently made and designed to produce reproducible results. We continue to make investments in research and development, quality management, quality improvement, and product innovation. We tend to avoid head to head competition against entrenched competitors with commoditized products.

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

The public may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC, 20549. The public may obtain information on the operations of the Public Reference Room by calling the SEC at 1- 800-SEC-0330. The SEC maintains an Internet site, http://www.sec.gov, which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A.	RISK FACTORS

This annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our business, operating results, financial performance, and share price may be materially adversely affected by a number of factors, including but not limited to the following risk factors, any one of which could cause actual results to vary materially from anticipated results or from those expressed in any forward-looking statements made by us in this annual report on Form 10-K or in other reports, press releases or other statements issued from time to time. Additional factors that may cause such a difference are set forth elsewhere in this annual report on Form 10-K.

Risks Related to our Business

Any adverse development relating to our HuCNS-SC product candidate, such as a significant clinical trial failure, could substantially depress our stock price and prevent us from raising additional capital.

At present our ability to progress as a company is significantly dependent on a single product candidate, our HuCNS-SC cells (purified human neural stem cells), and on early stage clinical trials. Any clinical, regulatory or other development that significantly delays or prevents us from completing any of our trials, any material safety issue or adverse side effect to any study participant in any of these trials, or the failure of these trials to show the results expected would likely depress our stock price significantly and could prevent us from raising the substantial additional capital we will need to further develop our cell technologies. Moreover, any material adverse occurrence in our first clinical trials could substantially impair our ability to initiate clinical trials to test our HuCNS-SC cells in other potential indications. This, in turn, could adversely impact our ability to raise additional capital and pursue our planned research and development efforts.

We have limited capital resources and we may not obtain the significant additional capital needed to sustain our research and development efforts.

We have limited liquidity and capital resources and must obtain significant additional capital resources in order to sustain our product development efforts, acquire businesses, technologies and intellectual property rights which may be important to our business, continue preclinical and clinical testing of our therapeutic products, pursue regulatory approvals, acquire capital equipment, laboratory and office facilities, establish production capabilities, maintain and enforce our intellectual property portfolio, and support our general and administrative expenses and other working capital requirements. In addition, we will require additional capital resources to continue to develop and grow our enabling cell technologies programs. We rely on cash reserves and proceeds from equity and debt offerings, proceeds from the transfer, license, lease, or sale of our intellectual property rights, equipment, facilities, or investments, and government grants and funding from collaborative arrangements, if obtainable, to fund our operations.

We intend to pursue opportunities for additional fundraising in the future through equity or debt financings, corporate alliances or combinations, grants or collaborative research arrangements, or any combination of these. However, external financing in the current financial environment may be particularly difficult, and the source, timing and availability of any future fundraising will depend principally upon market conditions, and, more specifically, on progress in our research, preclinical and clinical development programs. Funding may not be available when needed — at all or on terms acceptable to us. While we actively manage our programs and resources in order to conserve cash between fundraising opportunities, our existing capital resources may not be sufficient to fund our operations beyond the next twelve months. If we exhaust our cash reserves and are unable to realize adequate additional fundraising, we may be unable to meet operating obligations and be required to initiate bankruptcy proceedings or delay, scale back or eliminate some or all of our research and product development programs.

Our product development programs are based on novel technologies and are inherently risky.

We are subject to the risks of failure inherent in the development of products based on new technologies. The novel nature of these therapies creates significant challenges in regard to product development and optimization, manufacturing, government regulation, third party reimbursement, and market acceptance. For example, the pathway to regulatory approval for cell-based therapies, including our therapeutic product candidates, may be more complex and lengthy than the pathway for conventional drugs. These challenges may prevent us from developing and commercializing products on a timely or profitable basis or at all.

Our technologies are at early stages of discovery and development, and we may fail to develop any commercially acceptable or profitable products.

We have incurred significant operating losses and negative cash flows since inception. We have not achieved profitability and may not be able to realize sufficient revenue to achieve or sustain profitability in the future. We have yet to develop any therapeutic products that have been approved for marketing, and we do not expect to become profitable within the next several years, but rather expect to incur additional and increasing operating losses. Before commercializing any therapeutic product, we will need to obtain regulatory approval from the FDA or from equivalent foreign agencies after conducting extensive preclinical studies and clinical trials that demonstrate that the product candidate is safe and effective. Except for the NCL trial we completed at Oregon Health & Science University (OHSU), and our currently ongoing PMD trial at University of California, San Francisco Childrens Hospital, we have had no experience conducting human clinical trials. We expect that none of our cell-based therapeutic product candidates will be commercially available for several years, if at all.

While the FDA has approved our IND to conduct a Phase I clinical trial for PMD and to date, we have enrolled and treated one patient, there can be no assurance that this clinical trial will be completed or result in a successful outcome.

We may elect to delay or discontinue studies or clinical trials based on unfavorable results. Any product developed from, or based on, cell technologies may fail to:

•	survive and persist in the desired location;

•	provide the intended therapeutic benefit;

•	engraft into existing tissue in the desired manner; or

•	achieve therapeutic benefits equal to, or better than, the standard of treatment at the time of testing.

In addition, our therapeutic products may cause undesirable side effects. Results of preclinical research in animals may not be indicative of future clinical results in humans.

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

Moreover, because our cell-based therapeutic products will be derived from tissue of individuals other than the patient (that is, they will be “non-self” or “allogeneic” transplant products), patients will likely require the use of immunosuppressive drugs. While immunosuppression is now standard in connection with allogeneic transplants of various kinds, such as heart or liver transplants, long-term maintenance on immunosuppressive drugs can result in complications such as infection, cancer, cardiovascular disease, and renal dysfunction. An immunosuppression regimen was used with our therapeutic product candidate in our Phase I clinical trial for NCL, and is included in the protocol for our ongoing Phase I clinical trial for PMD.

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

We may make acquisitions of businesses, technologies or intellectual property rights or otherwise modify our business model in ways we believe to be necessary, useful or complementary to our current business. For example, on April 1, 2009 we acquired substantially all of the operating assets and liabilities of Stem Cell Sciences Plc (SCS). Any such acquisition or change in business activities may require assimilation of the operations, products or product candidates and personnel of the acquired business and the training and integration of its employees, and could substantially increase our operating costs, without any offsetting increase in revenue. Acquisitions may not provide the intended technological, scientific or business benefits and could disrupt our operations and divert our limited resources and management’s attention from our current operations, which could harm our existing product development efforts. We would likely issue equity securities to pay for any other future acquisitions. The issuance of equity securities for an acquisition could be substantially dilutive to our stockholders. In addition, our results of operations may suffer because of acquisition-related costs or the post-acquisition costs of funding the development of an acquired technology or product candidates or operation of the acquired business, or due to amortization or impairment costs for acquired goodwill and other intangible assets. Any investment made in, or funds advanced to, a potential acquisition target could also significantly adversely affect our results of operation and could further reduce our limited capital resources. Any acquisition or action taken in anticipation of a potential acquisition or other change in business activities could substantially depress the price of our stock.

Costs and disruptions from the management of the acquired SCS business may impair our business.

On April 1, 2009, we acquired substantially all of the operating assets and liabilities of SCS, including its former subsidiaries in England and Australia. To realize the anticipated benefits of this acquisition, we must successfully manage and coordinate business operations in multiple geographies, which is frequently a complex, costly and time-consuming process. Therefore we expect to devote a significant amount of our management’s time and attention to managing our operations outside the United States. As a result, we may have difficulty maintaining employee morale and retaining key employees, consultants and collaborators. We may also encounter incompatible methods, practices or policies or unanticipated difficulties integrating information technology, communications and other systems. Managing our consolidated operations may also entail numerous operational, legal and financial risks and uncertainties, including:

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

We have payment obligations resulting from real property owned or leased by us in Rhode Island, which diverts funding from our cell-based therapeutics research and development and enabling cell technologies programs.

Prior to our reorganization in 1999 and the consolidation of our business in California, we carried out our former encapsulated cell therapy programs in Lincoln, Rhode Island, where we also had our administrative offices. Although we have vacated the Rhode Island facilities, we remain obligated to make lease payments and payments for operating costs for our former science and administrative facility, which we have leased through June 30, 2013. These costs, before sub-tenant rental income, amounted to approximately $1,752,000 in 2009; our rent payments will increase over the term of the lease, and our operating costs may increase as well. In addition to these costs of our former science and administrative facility, we are obligated to make debt service payments and payments for operating costs of approximately $411,000 per year for our former encapsulated cell therapy pilot manufacturing facility, which we own. We have currently subleased a portion of the science and administrative facility, and we are seeking to sublease the remaining portion, but we cannot be sure that we will be able to keep any part of the facility subleased for the duration of our obligation. We are currently seeking to sublease the pilot manufacturing facility, but may not be able to sublease or sell the facility in the future. These continuing costs significantly reduce our cash resources and adversely affect our ability to fund further development of our cell technologies. In addition, changes in real estate market conditions and assumptions regarding the length of time it may take us to either fully sublease, assign or sell our remaining interest in the our former research facility in Rhode Island may have a significant impact on and cause large variations in our quarter to quarter results of operations. In 1999, in connection with exiting our former research facility in Rhode Island, we created a reserve for the estimated lease payments and operating expenses related to it. The reserve is periodically re-evaluated and adjusted based on assumptions relevant to real estate market conditions and the estimated time until we can either fully sublease, assign or sell our remaining interests in the property. At December 31, 2009, the reserve was $4,433,000. For the year 2009, we incurred $1,216,000 in operating expenses net of sub-tenant income for this facility. Expenses for this facility will fluctuate based on changes in tenant occupancy rates and other operating expenses related to the lease. Even though it is our intent to sublease, assign, sell, or otherwise divest ourselves of our interests in the facility at the earliest possible time, we cannot determine with certainty a fixed date by which such events will occur. In light of this uncertainty, based on estimates, we will periodically re-evaluate and adjust the reserve, as necessary, and we may make significant adverse adjustments to the reserve in the future.

We may be unable to obtain partners to support our product development efforts when needed to commercialize our technologies.

Equity and debt financings alone may not be sufficient to fund the cost of developing our cell technologies, and we may need to rely on partnering or other arrangements to provide financial support for our product development efforts. In addition, in order to successfully develop and commercialize our technologies, we may need to enter into various arrangements with corporate sponsors, pharmaceutical companies, universities, research groups, and others. With the exception of our distribution agreements with Millipore Corporation, we have no such agreements. While we have engaged, and expect to continue to engage, in discussions regarding such arrangements, we may fail to obtain any such agreement on terms acceptable to us. Even if we enter into such arrangements, we may not be able to satisfy our obligations under them or renew or replace them after their original terms expire. Furthermore, these arrangements may require us to grant rights to third parties, such as exclusive marketing rights to one or more products, may require us to issue securities to our collaborators and may contain other terms that are burdensome to us or result in a decrease in our stock price.

If we are unable to protect our patents and proprietary rights, our business, financial condition and results of operations may be materially harmed.

We either own or exclusively license a number of patents and pending patent applications related to various stem and progenitor cells, including human neural stem cell cultures, as well as methods of deriving and using them. We also own or exclusively license a number of patents and patent applications related to certain mammalian pluripotent and multipotent stem cells, cellular reprogramming, genetic manipulation of stem cells, the creation of genetically engineered animals used for research, technologies that facilitate the identification and isolation of specific stem cell types, and media formulations for the culture of stem cells. The process of obtaining patent protection for products such as those we propose to develop is highly uncertain and involves complex and continually evolving factual and legal questions. The governmental authorities that consider patent applications can deny or significantly reduce the patent coverage requested in an application either before or after issuing the patent. For example, under the procedures of the European Patent Office, third parties may oppose our issued European patents during the relevant opposition period. These proceedings and oppositions could result in substantial uncertainties and cost for us, even if the eventual outcome is favorable to us, and the outcome might not be favorable to us. In the United States, third parties may seek to invalidate or render unenforceable issued patents through a U.S. PTO reexamination process or through the courts; currently six of our patents are the subject of litigation. In addition, changes to the laws protecting intellectual property rights could adversely impact the perceived or actual value of our Company. Consequently, we do not know whether any of our pending applications will result in the issuance of patents, whether any of our issued patents will be invalidated or restricted, whether any existing or future patents will provide sufficient protection or significant commercial advantage, or whether others will circumvent these patents, whether or not lawfully. In addition, our patents may not afford us adequate protection from competing products. Moreover, because patents issue for a limited term, our patents may expire before we can commercialize a product covered by the issued patent claims or before we can utilize the patents profitably. Some of our most important patents begin to expire in 2015.

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

The market for therapeutic products to treat diseases of, or injuries to, the central nervous system (CNS) is large and competition is intense. The majority of the products currently on the market or in development are small molecule pharmaceutical compounds, and many pharmaceutical companies have made significant commitments to the CNS field. We believe cellular therapies, if proven safe and effective, will have unique properties that will make them desirable over small molecule drugs, none of which currently replace damaged tissue. However, any cell-based therapeutic to treat diseases of, or injuries to, the CNS is likely to face intense competition from small molecule, biologics, as well as medical devices. We expect to compete with a host of companies, some of which are privately owned and some of which have resources far greater than ours.

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

The life science and research markets are each highly competitive. Most of our competitors have greater financial resources than we do, making them better equipped to license technologies and intellectual property from third parties or to fund research and development, manufacturing and marketing efforts. Our competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. In order to compete successfully in these markets, we will likely need to continue to invest in research and development, sales and marketing and customer service and support. We cannot assure you that we will have sufficient resources to continue to make such investments.

The research market is heavily dependent on government funding, and changes in government funding can adversely affect revenues for our enabling technologies.

Our customers include researchers at academic institutions, pharmaceutical and biotechnology companies and government laboratories, all of whom fund much of their stem cell research using government monies, such as grants. A number of these customers, for example, are dependent for their funding upon grants from U.S. government agencies, such as the U.S. National Institutes of Health (“NIH”) and agencies in other countries. The level of government funding of research and development is unpredictable. Research and development spending of our customers can fluctuate based on spending priorities and, as was experienced in 2009, general economic conditions. There have been instances when NIH grants have been frozen or otherwise unavailable for extended periods. The availability of governmental research funding may also continue to be adversely affected by the current economic downturn. Any reduction or delay in governmental funding could cause our customers to delay or forego purchases or reallocate their budgets in a manner adverse to us, in which case our anticipated revenues could be materially lower.

Development of our technologies is subject to, and restricted by, extensive government regulation, which could impede our business.

Our research and development efforts, as well as any ongoing or future clinical trials, and the manufacturing and marketing of any products we may develop, will be subject to, and restricted by, extensive regulation by governmental authorities in the United States and other countries. The process of obtaining FDA and other necessary regulatory approvals for human therapeutics is lengthy, expensive and uncertain. FDA and other legal and regulatory requirements applicable to the development and manufacture of the cells and cell lines required for our preclinical and clinical products could substantially delay or prevent us from producing the cells needed to initiate additional clinical trials. We or our collaborators may fail to obtain the necessary approvals to commence or continue clinical testing or to manufacture or market our potential products in reasonable time frames, if at all. In addition, the U.S. Congress and other legislative bodies may enact regulatory reforms or restrictions on the development of new therapies that could adversely affect the regulatory environment in which we operate or the development of any products we may develop.

We base our research and development on the use of human stem and progenitor cells obtained from human tissue, including fetal tissue. The U.S. federal and state governments and other jurisdictions impose restrictions on the acquisition and use of fetal tissue, including those incorporated in federal Good Tissue Practice, or GTP, regulations. These regulatory and other constraints could prevent us from obtaining cells and other components of our products in the quantity or quality needed for their development or commercialization of both therapeutic products and certain of our enabling cell technologies. These restrictions change from time to time and may become more onerous. Additionally, we may not be able to identify or develop reliable sources for the cells necessary for our potential products — that is, sources that follow all state and federal laws and guidelines for cell procurement. Certain components used to manufacture our stem and progenitor cell product candidates will need to be manufactured in compliance with the FDA’s Good Manufacturing Practices, or GMP. Accordingly, we will need to enter into supply agreements with companies that manufacture these components to GMP standards.

Noncompliance with applicable requirements both before and after product marketing approval, if any, can subject us, our third party suppliers and manufacturers, and our other collaborators to administrative and judicial sanctions, such as, among other things, warning letters, fines and other monetary payments, recall or seizure of products, criminal proceedings, suspension or withdrawal of regulatory approvals, interruption or cessation of clinical trials, total or partial suspension of production or distribution, injunctions, limitations on or the elimination of claims we can make for our products, and refusal of the government to enter into supply contracts or fund research, or delay in approving or refusal to approve new drug applications.

We are dependent on the services of key personnel.

We are highly dependent on the principal members of our management and scientific staff, including our chief executive officer, our vice presidents, and the heads of key departments or functions, and on some of our outside consultants, including the members of our scientific advisory board. Although we have entered into employment agreements with some of these individuals, they may terminate their agreements at any time. In addition, our operations are dependent upon our ability to attract and retain additional qualified scientific and management personnel. We may not be able to attract and retain the personnel we need on acceptable terms given the competition for experienced personnel among pharmaceutical, biotechnology and health care companies, universities and research institutions.

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

Although we believe that our safety procedures for using, handling, storing, and disposing of hazardous and potentially hazardous materials comply with the standards prescribed by applicable state, federal and international law, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident or of any violation of these or future laws and regulations, state or federal authorities could curtail our use of these materials; we could be liable for any civil damages that result, the cost of which could be substantial; and we could be subjected to substantial fines or penalties. In addition, any failure by us to control the use, disposal, removal, or storage, or to adequately restrict the discharge, or to assist in the cleanup, of hazardous chemicals or hazardous, infectious or toxic substances could subject us to significant liability. Any such liability could exceed our resources and could have a material adverse effect on our business, financial condition and results of operations. Moreover, an accident could damage our research and manufacturing facilities and operations and result in serious adverse effects on our business.

Natural disasters and violent acts of public protest may cause damage or disruption to us and our employees, facilities, information systems, vendors, and customers.

Our operations are concentrated in Northern California. The western United States has experienced a number of earthquakes, wildfires, flooding, landslides and other natural disasters in recent years. These occurrences could damage or destroy our facilities which may result in interruptions to our business and losses that exceed our insurance coverage. In addition, we know that certain individuals are strenuously opposed to certain types of medical research, including embryonic stem cell research engaged in by both us and many of our customers. Acts of both legal and illegal public protest, including picketing and bioterrorism, could affect the markets in which we operate and our business operations. Any of these events could cause a decrease in both our actual and anticipated revenue, earnings and cash flows.

The development, manufacturing and commercialization of cell-based therapeutic products expose us to product liability claims, which could lead to substantial liability.

By developing and, ultimately, commercializing therapeutic products, we are exposed to the risk of product liability claims. Product liability claims against us could result in substantial litigation costs and damage awards against us. We have obtained liability insurance that covers our clinical trials, and we will need to increase our insurance coverage if and when we begin commercializing products. We may not be able to obtain insurance on acceptable terms, if at all, and the policy limits on our insurance policies may be insufficient to cover our liability.

The manufacture of cell-based therapeutic products is novel, highly regulated, critical to our business, and dependent upon specialized key materials.

The manufacture of cell-based and related products is complicated and difficult, dependent upon substantial know-how and subject to the need for continual process improvements to be competitive. Our manufacturing experience is limited and the technologies are comparatively new. In addition, our ability to scale-up manufacturing to satisfy the various requirements of our planned clinical trials, such as GTP, GMP and release testing requirements, is uncertain. Manufacturing disruptions may occur and despite efforts to regulate and control all aspects of manufacturing, the potential for human or system failure remains. Manufacturing irregularities or lapses in quality control could have a serious adverse effect on our reputation and business, which could cause a significant loss of stockholder value. Many of the materials that we use to prepare our cell-based and related products are highly specialized, complex and available from only a limited number of suppliers or derived from a biological origin. At present, some of our material requirements are single sourced, and the loss of one or more of these sources may adversely affect our business if we are unable to obtain alternatives or alternative sources at all or upon terms that are acceptable to us.

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

The use of stem cells for research and therapy has been the subject of debate regarding related ethical, legal and social issues. Although these concerns have mainly been directed to the use of embryonic stem cells, which we are not presently pursuing for therapeutic use, the distinction between embryonic and non-embryonic stem cells is frequently overlooked; moreover, our use of human stem or progenitor cells from fetal sources might raise these or similar concerns. In addition, we are continuing the development of embryonic stem cells and iPS cells as potential research tools, and we may in the future explore their applicability as cell-based therapeutic products. Negative public attitudes toward stem cell therapy could result in greater governmental regulation of stem cell therapies, which could harm our business. For example, concerns regarding such possible regulation could impact our ability to attract collaborators and investors. Also, existing regulatory constraints on the use of embryonic stem cells may in the future be extended to use of fetal stem cells, and these constraints might prohibit or restrict us from conducting research or from commercializing products. Existing and potential government regulation of embryonic tissue may lead researchers to leave the field of stem cell research or the country altogether, in order to assure that their careers will not be impeded by restrictions on their work. Similarly, these factors may induce graduate students to choose other fields less vulnerable to changes in regulatory oversight, thus exacerbating the risk that we may not be able to attract and retain the scientific personnel we need in face of the competition among pharmaceutical, biotechnology and health care companies, universities and research institutions for what may become a shrinking class of qualified individuals.

Restrictions on the use of human embryonic stem cells, including public and political opposition to the use of these cells, could harm our business.

Some of our research includes testing cells derived from embryonic tissue. While we are not currently developing human embryonic stem cells as potential therapeutic products, legal restrictions on the use of human embryonic stem cells could impede our ability to develop worthwhile non-therapeutic products for research. Furthermore, we may in the future explore the applicability of embryonic stem cells as cell-based therapeutic products. The use of these cells could give rise to ethical and social commentary adverse to us, which could harm the market price of our common stock. Additional government-imposed restrictions on the use of embryos or human embryonic stem cells in research and development could also cause an adverse effect on us by harming our ability to establish important partnerships or collaborations, delaying or preventing the development of certain non-therapeutic products, and causing a decrease in the price of our stock or by otherwise making it more difficult for us to raise additional capital. These risks could have unanticipated adverse consequences on our business.

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

Over the two-year period ended December 31, 2009, the trading price of our common stock as reported on the Nasdaq Global Market ranged from a high of $3.07 to a low of $0.66 per share. As a result of this volatility, an investment in our stock is subject to substantial risk. Furthermore, the volatility of our stock price could negatively impact our ability to raise capital or acquire businesses or technologies.

We are contractually obligated to issue shares in the future, diluting the interest of current stockholders.

As of December 31, 2009, there were outstanding warrants to purchase 14,344,828 shares of our common stock, at a weighted average exercise price of $2.08 per share, outstanding options to purchase 9,260,812 shares of our common stock, at a weighted average exercise price of $2.28 per share, and outstanding restricted stock units for 2,437,901 shares of our common stock. We expect to issue additional options and restricted stock units to purchase shares of our common stock to compensate employees, consultants and directors, and may issue additional shares to raise capital, to acquire other companies or technologies, to pay for services, or for other corporate purposes. Any such issuances will have the effect of diluting the interest of current stockholders.

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

We continue to lease a facility in Lincoln, Rhode Island obtained in connection with our former encapsulated cell technology: our former research laboratory and corporate headquarters building which contains 62,500 square feet of wet labs, specialty research areas and administrative offices held on a lease agreement that goes through June 2013, as well as own a 21,000 square-foot pilot manufacturing facility and a 3,000 square-foot cell processing facility financed by bonds issued by the Rhode Island Industrial Facilities Corporation. We have subleased small portions of the 62,500 square foot facility, amounting to approximately 26 percent of the total space. We are actively seeking to sublease, assign or sell our remaining interests in these properties.

On April 1, 2009, as part of our acquisition of the operations of SCS, we acquired operations in Cambridge, U.K. As of April 2009, our wholly-owned subsidiary, Stem Cell Sciences (UK) Ltd, had two lease agreements with Babraham Bioscience Technologies Ltd. (BBT) for in aggregate approximately 3,900 square feet of office and lab space in two buildings of the Babraham Research Campus in Cambridge, U.K. One of these two leases, for approximately 2,000 square feet, expired by its terms on February 28, 2010. The second, for approximately 1,900 square feet, has an initial term until March 2011, with an option, at our election, to extend the term for an additional five years. In February 2010, in order to consolidate our operations into a single building at the research campus, we entered into a new lease agreement with BBT effective March 1, 2010, for approximately 3,240 square feet. The initial term of this new lease will continue until March 2011, with an option, at our election, to extend the term for an additional two years. The two leases cover in aggregate approximately 5,000 square feet. We expect to pay approximately 134,000 U.K. pounds (GBP) as rental payments for 2010. StemCells, Inc. is a guarantor of Stem Cell Sciences (UK) Ltd’s obligations under both leases.

Item 3.	LEGAL PROCEEDINGS

In July 2006, we filed suit against Neuralstem, Inc. in the Federal District Court for the District of Maryland, alleging that Neuralstem’s activities violate claims in four of the patents we exclusively licensed from NeuroSpheres. In December 2006, Neuralstem petitioned the U.S. Patent and Trademark Office (PTO) to reexamine two of the patents in our infringement action against Neuralstem, namely U.S. Patent No. 6,294,346 (claiming the use of human neural stem cells for drug screening) and U.S. Patent No. 7,101,709 (claiming the use of human neural stem cells for screening biological agents). In April 2007, Neuralstem petitioned the PTO to reexamine the remaining two patents in the suit, namely U.S. Patent No. 5,851,832 (claiming methods for proliferating human neural stem cells) and U.S. Patent No. 6,497,872 (claiming methods for transplanting human neural stem cells). These requests were granted by the PTO and, in June 2007, the parties voluntarily agreed to stay the pending litigation while the PTO considered these reexamination requests. In April 2008, the PTO upheld the ’832 and ’872 patents, as amended, and issued Notices of Intent to Issue an Ex Parte Reexamination Certificate for both. In May 2009, the PTO upheld the ’346 and ’709 patents, as amended, and issued Notices of Intent to Issue an Ex Parte Reexamination Certificate for both.

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

In addition to the actions described above, in April 2008, we filed an opposition to Neuralstem’s European Patent No. 0 915 968 (methods of isolating, propagating and differentiating CNS stem cells), because the claimed invention is believed by us to be unpatentable over prior art, including the patents exclusively licensed by us from NeuroSpheres. Neuralstem has responded to this opposition and the parties are currently awaiting a hearing, expected for 2010. In September 2009, we also filed a request with the PTO to reexamine Neuralstem’s U.S. Patent No. 5,753,506 (methods of isolating, propagating and differentiating CNS stem cells), which is the U.S. counterpart of Neuralstem’s ’968 patent in Europe. The PTO granted this reexamination request in October 2009, and in January 2010, the PTO issued an initial office action rejecting all the claims of the patent.

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

Our stock is traded on the Nasdaq Global Market under the symbol STEM. The quarterly ranges of high and low bid prices per share for the last two fiscal years as reported by Nasdaq are shown below:

	High	Low

2009
First Quarter	$3.07	$1.25
Second Quarter	$1.94	$1.50
Third Quarter	$1.86	$1.56
Fourth Quarter	$1.72	$1.02
2008
First Quarter	$1.90	$1.00
Second Quarter	$1.75	$1.11
Third Quarter	$1.43	$1.00
Fourth Quarter	$2.48	$0.66

No cash dividends have been declared on our common stock since our inception.

PERFORMANCE GRAPH

We show below the cumulative total return to our stockholders during the period from December 31, 2004 through December 31, 2009 3 in comparison to the cumulative return on the Standard & Poor’s 500 Index and the Amex Biotechnology Index during that same period.

The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2004	2005	2006	2007	2008	2009
StemCells, Inc.	$100.00	$81.56	$62.65	$35.46	$32.15	$29.79
S&P 500 Index	$100.00	$103.00	$117.03	$121.16	$74.53	$92.01
Amex Biotechnology Index	$100.00	$125.11	$138.59	$144.51	$118.91	$173.11

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

(b)	Approximate Number of Holders of Common Stock

As of March 2, 2010, there were approximately 600 holders of record of our common stock and the closing price of our common stock on the Nasdaq Global Market was $1.20 per share.

The number of record holders is based upon the actual number of holders registered on the books of our transfer agent at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

(c)	Recent Sales of Unregistered Securities (last three years ending December 31, 2009)

We issued the following unregistered securities in 2009:

•	In September 2009, we issued 5,900 shares of common stock to the California Institute of Technology (Cal Tech) for payment of annual fees of $5,000 for each of two patent families to which we hold a license from

3 Cumulative total returns assumes a hypothetical investment of $100 on December 31, 2004.

Cal Tech, payable in cash or stock at our choice. We elected to pay these fees in stock. The shares were issued in a transaction not involving any public offering pursuant to Section 4(2) of the Securities Act of 1933, as amended.

We issued the following unregistered securities in 2008:

•	In September 2008, we issued 6,924 shares of common stock to Cal Tech for payment of annual fees of $5,000 for each of two patent families to which we hold a license from Cal Tech, payable in cash or stock at our choice. We elected to pay these fees in stock. The shares were issued in a transaction not involving any public offering pursuant to Section 4(2) of the Securities Act of 1933, as amended.

We issued the following unregistered securities in 2007:

•	In June 2007, we issued 3,865 shares of common stock to Cal Tech for payment of annual fees of $5,000 for each of two patent families to which we hold a license from Cal Tech, payable in cash or stock at our choice. We elected to pay these fees in stock. The shares were issued in a transaction not involving any public offering pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Equity Compensation Plan Information

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2009.

Equity Compensation Plan Information
	Number of Securities to		Number of Securities
	be Issued upon	Weighted-Average	Remaining Available for
	Exercise of	Exercise Price of	Future Issuance Under Equity
	Outstanding Stock	Outstanding Stock	Compensation Plans
	Options,	Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	11,698,713	$1.80	5,688,555

(1)	Consists of stock options issued to employees and directors, restricted stock units issued to employees and stock options issued as compensation to consultants for consultation services. These stock options and restricted stock units were issued under our 1992 Equity Incentive Plan, Directors’ Stock Option Plan, StemCells, Inc. Stock Option Plan, or our 2001, 2004 and 2006 Equity Incentive Plans.

Item 6.	SELECTED FINANCIAL DATA

The following selected financial and operating data are derived from our audited consolidated financial statements. The selected financial and operating data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the consolidated financial statements and notes thereto contained elsewhere in this Form 10-K.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share amounts)

Consolidated Statements of Operations
Revenue from licensing agreements and grants	$608	$232	$57	$93	$206
Revenue from product sales	385	—	—	—	—
Research and development expenses(1)	19,930	17,808	19,937	13,600	8,226
General and administrative expenses(1)	9,530	8,296	7,927	7,154	5,540
Wind-down expenses(2)	650	866	783	709	2,827
Write down for other than temporary impairment of marketable securities(3)	—	2,083	—	—	—
Gain (loss) on change in fair value of warrant liabilities(4)	1,899	(937)	—	—	—
License & settlement agreement income, net(5)	—	—	551	103	3,736
Gain on sale of marketable securities	407	—	716	—	—
Net loss	(27,026)	(29,087)	(25,023)	(18,948)	(11,738)
Basic and diluted loss per share	$(0.25)	$(0.35)	$(0.31)	$(0.25)	$(0.18)
Shares used in computing basic and diluted loss per share amounts	106,046	82,716	79,772	74,611	63,643

	December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Consolidated Balance Sheets
Cash and cash equivalents	$38,618	$30,043	$9,759	$51,795	$34,541
Marketable securities	197	4,182	29,847	7,266	3,721
Total assets	51,190	41,230	48,283	66,857	44,839
Accrued wind-down expenses(2)	4,506	5,513	6,143	6,750	7,306
Fair value of warrant liabilities(4)	9,677	8,440	—	—	—
Long-term debt, including capital leases	785	867	1,034	1,145	1,351
Stockholders’ equity	30,495	21,809	35,212	54,376	32,376

(1)	Effective January 1, 2006, we recognize in operating expenses, the fair value of our stock-based compensation awards. See Note 10 “Stock-Based Compensation” in the Notes to the Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information.

(2)	Relates to wind-down and exit expenses in respect of our Rhode Island facility and relocation of our operations in Australia . See Note 11 “Wind-down and exit costs” in the Notes to the Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information.

(3)	Relates to the impairment of our marketable equity securities (shares of ReNeuron) determined to be other than temporary. See Note 2 “Financial Instruments” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information.

(4)	Relates to the fair value of warrants issued as part of our financing in November 2008 and November 2009. See Note 13 “Warrant Liability” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information.

(5)	Relates to an agreement with ReNeuron. See Note 2 “Financial Instruments” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act that involve substantial risks and uncertainties. Such statements include, without limitation, all statements as to expectation or belief and statements as to our future results of operations; the progress of our research, product development and clinical programs; the need for, and timing of, additional capital and capital expenditures; partnering prospects; costs of manufacture of products; the protection of, and the need for, additional intellectual property rights; effects of regulations; the need for additional facilities; and potential market opportunities. Our actual results may vary materially from those contained in such forward-looking statements because of risks to which we are subject, including the fact that additional trials will be required to confirm the safety and demonstrate the efficacy of our HuCNS-SC cells for the treatment of neuronal ceroid lipofuscinosis (NCL, also known as Batten disease), Pelizeaus-Merzbacher disease (PMD), or any other disease; uncertainty as to whether the U.S. Food and Drug Administration (FDA) or other regulatory authorities will permit us to proceed with clinical testing of proposed products despite the novel and unproven nature of our technologies; the risk that our clinical trials or studies could be substantially delayed beyond their expected dates or cause us to incur substantial unanticipated costs; uncertainties in our ability to obtain the capital resources needed to continue our current research and development operations and to conduct the research, preclinical development and clinical trials necessary for regulatory approvals; the uncertainty regarding our ability to obtain a corporate partner or partners, if needed, to support the development and commercialization of our potential cell-based therapeutics products; the uncertainty regarding the outcome of our clinical trials or studies we may conduct in the future; the uncertainty regarding the validity and enforceability of our issued patents; the risk that we may not be able to manufacture additional master and working cell banks when needed; the uncertainty whether any products that may be generated in our cell-based therapeutics programs will prove clinically safe and effective; the uncertainty whether we will achieve significant revenue from product sales or become profitable; uncertainties regarding our obligations with respect to our former encapsulated cell therapy facilities in Rhode Island; obsolescence of our technologies; competition from third parties; intellectual property rights of third parties; litigation risks; and other risks to which we are subject. All forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth in “Risk Factors” in Part I, Item 1A of this Form 10-K.

Overview

The Company

We are engaged in researching, developing, and commercializing stem cell therapeutics and enabling technologies for stem cell-based research and drug discovery and development. Our research and development (R&D) programs are primarily focused on our cellular medicine programs, where we are engaged in identifying and developing potential cell-based therapeutics which can either restore or support organ function. In particular, since we relocated our corporate headquarters to California in 1999, our R&D efforts have been directed at refining our methods for identifying, isolating, culturing, and purifying the human neural stem cell and human liver engrafting cells (hLEC) and developing these as potential cell-based therapeutics for the central nervous system (CNS) and the liver, respectively. In our CNS Program, our HuCNS-SC® product candidate (purified human neural stem cells) is currently in clinical development for two indications: neuronal ceroid lipofuscinosis (NCL), a lysomal storage disorder often referred to as Batten disease, and Pelizeaus-Merzbacher Disease (PMD), a myelination disorder in the brain. We have completed a six patient Phase I clinical trial in infantile and late infantile NCL. The data from this trial showed that the HuCNS-SC cells were well tolerated and there was evidence of engraftment and long-term survival of the HuCNS-SC cells. In November 2009, we met with the FDA to review the results our Phase I trial in NCL and to discuss our proposed clinical development plans. During this meeting, the FDA acknowledged our position that the risk-benefit profile shown by the Phase I data merits further clinical evaluation of HuCNS-SC cells in NCL. We continue to be in discussions with the FDA regarding our plans for a second clinical trial in NCL, although there can be no assurance when or if such a trial will be initiated. Also in November 2009, we initiated a Phase I clinical trial to assess the safety and preliminary effectiveness of HuCNS-SC cells as a treatment for PMD. In February 2010, we enrolled and treated the first patient in this trial, and we expect it will take 12-18 months to complete enrollment. In addition to these clinical development activities, our HuCNS-SC cells are in preclinical development for spinal cord injury and retinal disorders. In our Liver Program, we are in preclinical development with our human liver engrafting cells. We have decided to defer initiating a clinical study of hLEC pending additional improvements to our process of isolating and purifying hLEC. For a brief description of our significant therapeutic research and development programs see Overview “Research and Development Programs” in the Business Section of Part I, Item 1 of this Form 10-K. We have also conducted research on several other cell types and in other areas, which could lead to other possible product candidates, process improvements or further research activities.

We are also engaged in developing and commercializing applications of our technologies to enable research, which we believe represent nearer-term commercial opportunities. Our portfolio of technologies includes cell technologies relating to embryonic stem cells, induced pluripotent stem (iPS) cells, and tissue-derived (adult) stem cells; expertise and infrastructure for providing cell-based assays for drug discovery; a cell culture products business; and an intellectual property portfolio with claims relevant to cell processing, reprogramming and manipulation, as well as to gene targeting and insertion. Much of our these enabling technologies were acquired in April 2009 as part of our acquisition of the operations of Stem Cell Sciences Plc (SCS). See Note 5, “Acquisition of SCS Operations,” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further information.

We have not derived any revenue or cash flows from the sale or commercialization of any products except for license revenue for certain of our patented cells and sales of cell culture products for use in research. As a result, we have incurred annual operating losses since inception and expect to incur substantial operating losses in the future. Therefore, we are dependent upon external financing from equity and debt offerings and revenue from collaborative research arrangements with corporate sponsors to finance our operations. We have no such collaborative research arrangements at this time and there can be no assurance that such financing or partnering revenue will be available when needed or on terms acceptable to us.

Before we can derive revenue or cash inflows from the commercialization of any of our therapeutic product candidates, we will need to: (i) conduct substantial in vitro testing and characterization of our proprietary cell types, (ii) undertake preclinical and clinical testing for specific disease indications; (iii) develop, validate and scale-up manufacturing processes to produce these cell-based therapeutics, and (iv) obtain required regulatory approvals. These steps are risky, expensive and time consuming.

Overall, we expect our R&D expenses to be substantial and to increase for the foreseeable future as we continue the development and clinical investigation of our current and future product candidates. However, expenditures on R&D programs are subject to many uncertainties, including whether we develop our product candidates with a partner or independently. We cannot forecast with any degree of certainty which of our current product candidates will be subject to future collaboration, when such collaboration agreements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. In addition, there are numerous factors associated with the successful commercialization of any of our cell-based therapeutics, including future trial design and regulatory requirements, many of which cannot be determined with accuracy at this time given the stage of our development and the novel nature of stem cell technologies. The regulatory pathways, both in the United States and internationally, are complex and fluid given the novel and, in general, clinically unproven nature of stem cell technologies. At this time, due to such uncertainties and inherent risks, we cannot estimate in a meaningful way the duration of, or the costs to complete, our R&D programs or whether, when or to what extent we will generate revenues or cash inflows from the commercialization and sale of any of our therapeutic product candidates. While we are currently focused on advancing each of our product development programs, our future R&D expenses will depend on the determinations we make as to the scientific and clinical prospects of each product candidate, as well as our ongoing assessment of the regulatory requirements and each product candidate’s commercial potential.

Given the early stage of development of our therapeutic product candidates, any estimates of when we may be able to commercialize one or more of these products would not be meaningful. Moreover, any estimate of the time and investment required to develop potential products based upon our proprietary HuCNS-SC and hLEC technologies will change depending on the ultimate approach or approaches we take to pursue them, the results of preclinical and clinical studies, and the content and timing of decisions made by the FDA and other regulatory authorities. There can be no assurance that we will be able to develop any product successfully, or that we will be able to recover our development costs, whether upon commercialization of a developed product or otherwise. We cannot provide assurance that any of these programs will result in products that can be marketed or marketed profitably. If certain of our development-stage programs do not result in commercially viable products, our results of operations could be materially adversely affected.

The research markets served by our enabling technologies are highly competitive, complex and dynamic. Technological advances and scientific discoveries have accelerated the pace of change in biological research, and stem cell technologies have been evolving particularly fast. We compete mainly by focusing on specialty media products and cell-based assays, which are custom designed for use in stem cell-based research, where we believe our expertise, intellectual property and reputation give us competitive advantage. We believe that, in this particular market niche, our products and technologies offer customers specific advantages over those offered by our competitors. We compete by offering innovative, quality-controlled products, consistently made and designed to produce reproducible results. We continue to make investments in research and development, quality management, quality improvement, and product innovation. We cannot assure you that we will have sufficient resources to continue to make such investments. For the year ended December 31, 2009, we generated revenues from the sale of specialty cell culture products of approximately $385,000. We can give no assurances that we will be able to continue to generate such revenues in the future.

Significant Events

Cellular Medicine: Clinical Development

In January 2009, we completed our Phase I clinical trial of HuCNS-SC cells in infantile and late infantile NCL (also often referred to as Batten disease).

In June 2009, we announced positive results from our NCL trial. This Phase I trial was designed primarily to assess the safety of HuCNS-SC cells as a potential cell-based therapeutic. Overall, the trial data demonstrated that the HuCNS-SC cells, the transplantation procedure and the immunosuppression regimen were well tolerated by all six patients enrolled in the trial, and that the patients’ medical, neurological and neuropsychological conditions, following transplantation, appeared consistent with the normal course of the disease. In addition to this favorable safety profile, we reported evidence of engraftment and long-term survival of the HuCNS-SC cells.

In November 2009, we met with the FDA to review the results of our NCL trial and to discuss our proposed clinical development plans. During this meeting, the FDA acknowledged our position that the risk-benefit profile shown by the Phase I data merits further clinical evaluation of HuCNS-SC cells in NCL. We continue to be in discussions with the FDA regarding our plans for a second NCL trial.

In November 2009, we initiated a Phase I clinical trial designed to test the safety and preliminary efficacy of our HuCNS-SC cells in PMD. This study, which is the second clinical trial of our HuCNS-SC cells in a neurodegenerative disease, is being conducted at the University of California, San Francisco (UCSF).

In February 2010, we enrolled and treated the first patient in our PMD trial at UCSF, marking the first time that neural stem cells have been transplanted as a potential treatment for a myelination disorder. We expect it will take 12-18 months to complete enrollment in this trial.

Cellular Medicine: Preclinical Development

In May 2009, our collaborators at Oregon Health & Science University (OHSU) Casey Eye Institute presented data at the Association for Research in Vision and Ophthalmology 2009 Annual Meeting showing that our human neural stem cells, when transplanted into an animal model of retinal degeneration, engraft long-term and protect the retina from progressive degeneration. Retinal degeneration leads to loss of vision in diseases such as age-related macular degeneration.

In September 2009, our preclinical data demonstrating proof-of-concept of our HuCNS-SC cells in NCL was published in the peer-reviewed journal Cell Stem Cell. Our human neural stem cells, when transplanted in a mouse model of infantile NCL, were shown to engraft, migrate throughout the brain and continuously secrete the missing lysosomal enzyme characteristic of NCL. Moreover, mice transplanted with our neural stem cells showed statistically significant reduction in cellular waste build-up, protection of critical host neurons and delayed loss of motor function compared with the control (non-transplanted) group.

In September 2009, we received ethics committee approval at the Université Catholique de Louvain (UCL) in Belgium to initiate a clinical study evaluating hLEC as a potential cellular therapy for liver-based metabolic disorders. However, we have decided to defer initiating a clinical study of our hLEC cells pending additional refinements to our process of isolating and purifying these cells.

In October 2009, our collaborators at OHSU Casey Eye Institute presented preclinical data showing that our human neural stem cells, when transplanted into an animal model of retinal degeneration, protect cone photoreceptors (cones) in the eye from progressive degeneration and preserve visual function long term. Cones are light sensing cells that are highly concentrated within the macula of the human eye. The ability to protect these cells suggests a promising approach to treating age-related macular degeneration, the leading cause of vision loss and blindness in people over the age of 55. These findings were presented at the Society for Neuroscience 2009 Annual Meeting.

Enabling Technologies

In April 2009, we closed the acquisition of the operations of SCS for 2,650,000 shares of our common stock and approximately $700,000 in cash. As a result, we acquired proprietary cell technologies relating to embryonic stem cells, induced pluripotent stem cells, and tissue-derived (adult) stem cells; expertise and infrastructure for providing cell-based assays for drug discovery; the SC Proven cell culture business; an intellectual property portfolio with claims relevant to cell processing, reprogramming and manipulation, as well as to gene targeting and insertion; and a European presence with operations in Cambridge, U.K.

In September 2009, we announced organizational initiatives focused on growing our SC Proven cell culture products business and advancing the development and commercialization of cell-based assay platforms for use in drug discovery and development. These initiatives included new personnel appointments and a realignment of activities within our Cambridge, U.K. and Palo Alto, California locations, as well as the wind-down of our operations in Melbourne, Australia.

In January 2010, we launched GS1-R, the first commercially available medium to enable the derivation, maintenance and growth of true (germline competent) rat embryonic stem cells. GS1-R is expected to have significant utility in the creation of genetically engineered rat models of human disease for use in academic, medical and pharmaceutical research.

In February 2010, we launched GS2-M, a new cell culture medium that enables the derivation and long-term maintenance of true mouse iPS cells. GS2-M has been shown to increase the efficiency of reprogramming ’pre-iPS’ cells to derive fully pluripotent stem cells, and to maintain mouse iPS cells in a pluripotent state in long-term culture.

Intellectual Property and Licensing Activities

In April 2009, we announced that a major international pharmaceutical company acquired a non-exclusive license to our Internal Ribosome Entry Site (IRES) technology. The IRES technology enables researchers to genetically modify any mammalian cell and to monitor the activity of a particular gene of interest without blocking the normal function of the gene. The IRES technology is particularly important for evaluating the success of gene knock-outs or knock-ins in stem cells, as well as for the successful creation of transgenic mouse and rat disease models.

In May 2009, the U.S. Patent and Trademark Office (PTO) upheld the validity of our two remaining neural stem cell patents that were subjected to reexamination proceedings commenced by Neuralstem, Inc. The decision by the PTO to uphold the two patents is final and cannot be appealed. A total of five patents were reexamined in proceedings requested by Neuralstem, and the validity of all five has been upheld by the PTO. Four of the upheld patents are the subject of litigation initiated by us against Neuralstem. In this case, we allege against Neuralstem various unfair competition torts and infringement of a total of six patents. These six patents collectively claim the manufacture and use of human neural stem and progenitor cells as tools for drug discovery and as therapeutic agents. In August 2009, the court approved a scheduling order for discovery and trial.

In December 2009, we received a Notice of Allowance and a Notice of Issuance from the PTO for two patents claiming technologies for the establishment and maintenance of cell pluripotency, including the reprogramming of cells to create pluripotent stem cells. These patents strengthen our intellectual property position in both the embryonic stem cell and iPS cell fields.

Financing and Stock-related Activities

In June 2009, we were added to the Russell 3000® Index, a broad market index that measures the performance of the 3000 largest companies in the United States. We are also included in the Russell 2000® Index, which is a subset of the Russell 3000 representing the small capitalization segment of the U.S. equity market.

In November 2009, we raised gross proceeds of $12,500,000 through the sale of 10,000,000 shares of common stock and warrants to purchase 4,000,000 shares of common stock. The common stock and warrants were sold in units, with each unit consisting of (i) one share of common stock and (ii) a warrant to purchase 0.4 of a share of common stock at an exercise price of $1.50 per share, and the purchase price was $1.25 per unit. We received total proceeds, net of offering expenses and placement agency fees, of approximately $11,985,000.

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

Warrant Liability

Authoritative accounting guidance prescribes that warrants issued under contracts that could require net-cash settlement should be classified as liabilities and contracts that only provide for settlement in shares should be classified as equity. In order for a contract to be classified as equity, specific conditions must be met. These conditions are intended to identify situations in which net cash settlement could be forced upon the issuer. As part of both our November 2008 and November 2009 financings, we issued warrants with five year terms to purchase 10,344,828 and 4,000,000 shares of our common stock at $2.30 and $1.50 per share, respectively. As the contracts include the possibility of net-cash settlement, we are required to classify the fair value of the warrants issued as a liability, with subsequent changes in fair value to be recorded as income (loss) on change in fair value of warrant liability. The fair value of the warrants is determined using the Black-Scholes-Merton (Black-Scholes) option pricing model and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. Our estimate of the expected volatility is based on historical volatility. The expected term of the warrants is based on the time to expiration of the warrants from the date of measurement. Risk-free interest rates are derived from the yield on U.S. Treasury debt securities. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability. The estimated fair value of our warrant liability, at December 31, 2009, was approximately $9,677,000.

Stock-Based Compensation

U.S. GAAP requires us to recognize expense related to the fair value of our stock-based compensation awards, including employee stock options and restricted stock units. Employee stock-based compensation is estimated at the date of grant based on the award’s fair value using the Black-Scholes option pricing model and is recognized as expense ratably over the requisite service period. The Black-Scholes option pricing model requires the use of certain assumptions, the most significant of which are our estimates of the expected volatility of the market price of our stock, the expected term of the award, and the risk-free interest rate. Our estimate of the expected volatility is based on historical volatility. The expected term represents the period during which our stock-based awards are expected to be outstanding. In 2009 we estimated this amount based on historical experience of similar awards, giving consideration to the contractual terms of the awards, vesting requirements, and expectation of future employee behavior, including post-vesting terminations. Our estimate of the risk-free interest rate is based on U.S. Treasury debt securities with maturities close to the expected term of the option as of the date of grant. We review our valuation assumptions at each grant date and, as a result, our assumptions in future periods may change. For the year ended December 31, 2009, employee stock-based compensation expense was approximately $4,046,000. As of December 31, 2009, total compensation cost related to unvested stock options and restricted stock units not yet recognized was approximately $5,357,000, which is expected to be recognized as expense over a weighted-average period of 2.4 years.

Wind-down expenses

Rhode Island

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

Management forms its best estimate on a quarterly basis, after considering actual sublease activity, reports from our broker/realtor about current and predicted real estate market conditions in Rhode Island, the likelihood of new subleases in the foreseeable future for the specific facility and significant changes in the actual or projected operating expenses of the property. We discount the projected net outflow over the term of the lease to arrive at the present value, and adjust the reserve to that figure. The estimated vacancy rate for the facility is an important assumption in determining the reserve because changes in this assumption have the greatest effect on estimated sublease income. In addition, the vacancy rate estimate is the variable most subject to change, while at the same time it involves the greatest judgment and uncertainty due to the absence of highly predictive information concerning the future of the local economy and future demand for specialized laboratory and office space in that area. The average vacancy rate of the facility over the last seven years (2003 through 2009) was approximately 74%, varying from 62% to 89%. As of December 31, 2009, based on current information available to management, the vacancy rate is projected to be approximately 76% for 2010, and approximately 70% from 2011 through the end of the lease. These estimates are based on actual occupancy as of December 31, 2009, predicted lead time for acquiring new subtenants, historical vacancy rates for the area and assessments by our broker/realtor of future real estate market conditions. If the assumed vacancy rate for 2010 to the end of the lease had been five percentage points higher or lower at December 31, 2009, then the reserve would have increased or decreased by approximately $134,000. Similarly, a 5% increase or decrease in the operating expenses for the facility from 2010 on would have increased or decreased the reserve by approximately $95,000, and a 5% increase or decrease in the assumed average rental charge per square foot would have increased or decreased the reserve by approximately $40,000. Management does not wait for specific events to change its estimate, but instead uses its best efforts to anticipate them on a quarterly basis.

For the year ended December 31, 2009, we recorded actual expenses against this reserve, net of subtenant income, of approximately $1,216,000. Based on management’s evaluation of the factors mentioned above, and particularly the projected vacancy rates described above, we adjusted the reserve to $4,433,000 at December 31, 2009 by recording an additional $340,000 as wind-down expenses for the year ended December 31, 2009.

Australia

On April 1, 2009, as part of our acquisition of the SCS operations, we acquired certain operations near Melbourne, Australia. In order to reduce operating complexity and expenses, we made the decision to close our site in Australia and consolidate personnel and programs to our Cambridge, U.K. and Palo Alto, California sites. At June 30, 2009, we established a reserve of approximately $310,000 for the estimated costs to close down and exit our Australia operations. The reserve reflects the estimated cost to terminate our facility lease in Australia (which provided for an original termination date of December 31, 2010), employee termination benefits and other liabilities associated with the wind-down and relocation of our operations in Australia. As of December 31, 2009, the facility lease agreement has been terminated and our operations in Australia have been relocated to Cambridge, U.K. and Palo Alto, California. We recorded actual expenses of approximately $236,000 against this reserve. We believe that the estimated remaining balance of approximately $74,000 in our reserve will be sufficient to cover any remaining exit costs.

Income Taxes

When accounting for income taxes, we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Income tax receivables and liabilities and deferred tax assets and liabilities are recognized based on the amounts that more likely than not will be sustained upon ultimate settlement with taxing authorities.

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

Contingencies

We are currently involved in certain legal proceedings. See Note 12, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information on these matters.

Results of Operations

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future due to the occurrence of material recurring and nonrecurring events, including without limitation the receipt and payment of recurring and nonrecurring licensing payments, the initiation or termination of research collaborations, the on-going expenses to lease and maintain our Rhode Island facilities, other than temporary impairment of our financial assets, changes in estimated fair value of our warrant liability, and the increasing costs associated with operating our California and Cambridge, U.K. facilities, and engaging in and expanding our operations.

Revenue

Revenue totaled approximately $993,000 in 2009, $232,000 in 2008, and $57,000 in 2007.

				Change in		Change in
				2009		2008
				Versus 2008		Versus 2007
	2009	2008	2007	$	%	$	%

Revenue
Licensing agreements and grants	$608,011	$231,730	$56,722	$376,281	162%	$175,008	309%
Product Sales	384,859	—	—	384,859	* %	—

Total Revenue	992,870	231,730	56,722	761,140	328%	175,008	309%

Cost of Sales	(261,443)	—	—	(261,443)	* %	—	—

Gross Profit	$731,427	$231,730	$56,722	$499,697	216%	$175,008	309%

Total revenue in 2009 was approximately $993,000, which was 328% higher than total revenue in 2008. The increase in 2009 compared to 2008 was primarily attributable to the consolidation, as of April 1, 2009, of revenues from the acquired SCS operations, which were not part of our operations in 2008.

Licensing and grant revenue for 2009 were approximately $376,000, or 162%, higher as compared to 2008. This increase was primarily attributable to approximately $387,000 in grant and licensing revenue recognized and consolidated as part of our acquisition of the SCS operations, and an increase in grant revenue of approximately $80,000 from an existing grant which we were awarded in October 2008 from the National Institute of Diabetes and Digestive and Kidney Diseases to research and develop a potential cell-based therapeutic for liver disease. Those increases were partially offset by a decrease of approximately $91,000 in licensing revenue from existing licensing agreements. In 2009, we recognized and consolidated approximately $385,000 and $261,000 as revenue from product sales and cost of product sales, respectively, in connection with of our acquisition of the SCS operations, compared to none in the same period of 2008. In 2009, approximately 8% of our product sales were in the US, and the remainder primarily in Europe.

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

Operating Expenses

Operating expense totaled approximately $30,110,000 in 2009, $26,970,000 in 2008, and $28,648,000 in 2007.

Change in	Change in
2009	2008
Versus 2008	Versus 2007
2009	2008	2007	$	%	$	%

Operating Expenses
Research & development	$19,929,592	$17,808,009	$19,937,426	$2,121,583	12%	$(2,129,417)	(11)%
Selling, general & administrative	9,530,421	8,295,554	7,927,443	1,234,867	15%	368,111	5%
Wind-down expenses	649,608	866,199	783,022	(216,591)	(25)%	83,177	11%

Total operating expenses	$30,109,621	$26,969,762	$28,647,891	$3,139,859	12%	$(1,678,129)	(6)%

Research and Development Expenses

Our R&D expenses consist primarily of salaries and related personnel expenses, costs associated with clinical trials and regulatory submissions; costs associated with preclinical activities such as toxicology studies; costs associated with cell processing and process development; certain patent-related costs such as licensing; facilities-related costs such as depreciation; lab equipment; and supplies. Clinical trial expenses include payments to vendors such as clinical research organizations, contract manufacturers, clinical trial sites, laboratories for testing clinical samples and consultants. Cumulative R&D costs incurred since we refocused our activities on developing cell-based therapeutics (fiscal years 2000 through 2009) were approximately $112 million. Over this period, the majority of these cumulative costs were related to: (i) characterization of our proprietary HuCNS-SC cell, (ii) expenditures for toxicology and other preclinical studies, preparation and submission of applications to regulatory agencies to conduct clinical trials and obtaining regulatory clearance to initiate such trials, all with respect to our HuCNS-SC cells, (iii) preclinical studies and development of our human liver engrafting cells; and (iv) costs associated with cell processing and process development.

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

R&D expense totaled approximately $19,930,000 in 2009, as compared to $17,808,000 in 2008 and $19,937,000 in 2007. At December 31, 2009, we had 59 full-time employees working in research and development and laboratory support services as compared to 43 at December 31, 2008 and 49 at December 31, 2007.

2009 versus 2008.  The increase in R&D expenses of approximately $2,122,000, or 12%, in 2009 as compared to 2008 was primarily attributable to a (i) increased R&D expenses of approximately $1,842,000 from consolidating the operations acquired from SCS (these additional R&D activities are primarily focused on developing applications of our cell technologies that would enable research, such as cell-based assays for drug discovery), and (ii) an increase in personnel expenses of approximately $890,000, resulting from an increased head count in our California site to support expanded operations in our cell processing and product development programs and an increase in variable performance based compensation expense. At our California site, we had 59 full time employees in research and development and laboratory support services at December 31, 2009, as compared to 43 at December 31, 2008. These increased expenses were partially offset by a decrease of approximately $610,000 in expenses primarily attributable to a reduction in our use of external services and supplies related to manufacturing and testing of our cells, and to the completion of our Phase I NCL trial in January 2009.

2008 versus 2007.  The decrease in R&D expenses of approximately $2,129,000, or 11%, in 2008 as compared to 2007 was primarily attributable to a decrease in external services of approximately $2,833,000; these external services were mainly related to manufacturing and testing of our cells and to clinical trial expenses. The decrease in clinical trial expenses was due mainly to the completion of enrollment and treatment in our Phase I NCL trial in January 2008. The decrease in R&D expenses was also attributable to a decrease in business travel expenses of approximately $197,000. These decreased R&D expenses were partially offset by an increase in other operating expenses primarily attributable to (i) an increase in stock-based compensation expense of $263,000, and (ii) an increase in other operating expenses of approximately $638,000, primarily attributable to the purchase of supplies.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses are primarily comprised of salaries, benefits and other staff-related costs associated with sales and marketing, finance, legal, human resources, information technology, and other administrative personnel, facilities and overhead costs, external legal and other external general and administrative services.

SG&A expenses totaled approximately $9,530,000 in 2009, compared with $8,296,000 in 2008 and $7,927,000 in 2007.

2009 versus 2008.  SG&A expenses were approximately $1,235,000 higher in 2009 as compared to 2008, with approximately $693,000 of this increase due to non recurring expenses related to the acquisition of the SCS operations. Excluding these acquisition expenses, SG&A expenses were approximately $542,000, or 7%, higher in 2009 as compared to 2008. This increase was primarily attributable to (i) increased SG&A expenses of approximately $695,000 related to the consolidation of the operations acquired from SCS, (ii) an increase in personnel expenses of $264,000 primarily due to an increase in variable performance-based compensation expense, and (iii) an increase in other expenses of approximately $79,000, mainly related to investor relations. These increased expenses were partially offset by a decrease in external services of approximately $496,000, primarily attributable to a decrease in patent and legal fees.

2008 versus 2007.  The increase in SG&A expenses of approximately $369,000, or 5%, in 2008 as compared to 2007 was primarily attributable to an increase in stock-based compensation expense of $431,000. In addition, net operating expenses for our vacant pilot manufacturing facility in Rhode Island increased by approximately $524,000 due to the loss of subtenant income. These increased expenses were partially offset by a decrease in external fees of $399,000, including legal and recruiting fees, and a decrease in other operating expenses of approximately $187,000.

Wind-down Expenses

Rhode Island

In 1999, in connection with exiting our former research facility in Rhode Island, we created a reserve for the estimated lease payments and operating expenses related to it. The reserve has been re-evaluated and adjusted based on assumptions relevant to real estate market conditions and the estimated time until we could either fully sublease, assign or sell our remaining interests in the property. The reserve inclusive of deferred rent was approximately $4,433,000 at December 31, 2009 and $5,513,000 at December 31, 2008. Payments net of subtenant income were recorded against this reserve of $1,216,000 in 2009, $1,293,000 in 2008, and $1,420,000 in 2007. We re-evaluated the estimate and adjusted the reserve by recording, in aggregate, additional wind-down expenses of $340,000 in 2009, $866,000 in 2008, and $783,000 in 2007. Expenses for this facility will fluctuate based on changes in tenant occupancy rates and other operating expenses related to the lease. Even though it is our intent to sublease, assign, sell, or otherwise divest ourselves of our interests in the facility at the earliest possible time, we cannot determine with certainty a fixed date by which such events will occur. In light of this uncertainty, based on estimates, we will periodically re-evaluate and adjust the reserve, as necessary. See Note 11 “Wind-down and exit costs,” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information.

Australia

On April 1, 2009, as part of our acquisition of the SCS operations, we acquired certain operations near Melbourne, Australia. In order to reduce operating complexity and expenses, we made the decision to close our site in Australia and consolidate personnel and programs to our Cambridge, U.K. and Palo Alto, California sites. At June 30, 2009, we established a reserve of approximately $310,000 for the estimated costs to close down and exit our Australia operations. The reserve reflects the estimated cost to terminate our facility lease in Australia (which provided for an original termination date of December 31, 2010), employee termination benefits and other liabilities associated with the wind-down and relocation of our operations in Australia. As of December 31, 2009, the facility lease agreement is terminated and our operations in Australia have been relocated to Cambridge, U.K. and Palo Alto, California. We recorded actual expenses of approximately $236,000 against this reserve. We believe that the estimated remaining balance of approximately $74,000 in our reserve will be sufficient to cover any remaining exit costs. See Note 11 “Wind-down and exit costs,” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information.

Other Income (Expense)

Other income totaled approximately $2,352,000 in 2009, compared with other expense of approximately $2,349,000 in 2008 and other income of $3,568,000 in 2007.

				Change in		Change in
				2009		2008
				Versus 2008		Versus 2007
	2009	2008	2007	$	%	$	%

Other income (expense):
License and settlement agreement, net	$—	$—	$550,467	$—	* %	$(550,467)	(100)%
Realized gain on sale of marketable securities	406,910	—	715,584	406,910	* %	(715,584)	(100)%
Other than temporary impairment of marketable securities	—	(2,082,894)	—	2,082,894	(100)%	(2,082,894)	*%
Change in fair value of warrant liability	1,898,603	(937,241)	—	2,835,844	(303)%	(937,241)	*%
Interest income	67,345	803,095	2,459,820	(735,750)	(92)%	(1,656,725)	(67)%
Interest expense	(110,807)	(109,762)	(123,606)	(1,045)	1%	13,844	(11)%
Other income (expense), net	89,732	(21,943)	(33,899)	111,675	(508)%	11,956	(35)%

Total other income (expense), net	$2,351,783	$(2,348,745)	$3,568,366	$4,700,528	(200)%	$(5,917,111)	(166)%

*	Calculation cannot be performed or is not meaningful.

License and Settlement Agreement

In July 2005, we entered into an agreement with ReNeuron Limited, a wholly owned subsidiary of ReNeuron Group plc, a listed UK corporation (collectively referred to as “ReNeuron”). As part of the agreement, we granted ReNeuron a license that allows ReNeuron to exploit their “c-mycER” conditionally immortalized adult human neural stem cell technology for therapy and other purposes. We received shares of ReNeuron common stock, as well as a cross-license to the exclusive use of ReNeuron’s technology for certain diseases and conditions, including lysosomal storage diseases, spinal cord injury, cerebral palsy, and multiple sclerosis. The agreement also provides for full settlement of any potential claims that either we or ReNeuron might have had against the other in connection with any putative infringement of certain of each party’s patent rights prior to the effective date of the agreement. In July and August 2005, we received approximately 8,836,000 ordinary shares of ReNeuron common stock (net of approximately 104,000 shares that were transferred to NeuroSpheres, Ltd. (NeuroSpheres), an Alberta corporation from which we have licensed some of the patent rights that are the subject of the agreement with ReNeuron), and subsequently, in 2006 and 2007, we received approximately 1,261,000 more shares, net of approximately 18,000 shares that were transferred to NeuroSpheres, as a result of certain anti-dilution provisions in the agreement.

Other income from the license and settlement agreement totaled approximately $550,000 in 2007, which was the fair value of the ReNeuron shares we received under such agreement, net of legal fees and the value of the shares that were transferred to NeuroSpheres. No income from the license and settlement agreement was recognized for the years 2009 and 2008. See Note 2 “Financial Instruments — ReNeuron License Agreement” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information regarding this transaction.

Gain on Sale of Marketable Equity securities

The gain on sale of marketable equity securities of approximately $407,000 in 2009 and $716,000 in 2007 was primarily attributable to sales of ReNeuron shares. See Note 2 “Financial Instruments,” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information on this transaction.

Other than temporary Impairment of Marketable Securities

As of December 31, 2008, we determined that our investment in ReNeuron shares (marketable equity securities) was impaired and that such impairment was other than temporary. We considered various criteria, including the duration of the impairment and our intent to liquidate all or part of this investment within a reasonably short period of time. For the year ended December 31, 2008, we recorded a loss of $2,082,894, which is the difference between the investment’s carrying value and its quoted market price at that date. No other than temporary impairment was recognized during the years ended December 31, 2009 and 2007. See Note 2 “Financial Instruments,” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information on this transaction.

Change in Fair Value of Warrant Liability

We record changes in fair value of outstanding warrants as income or loss in our Consolidated Statement of Operations. The outstanding warrants were issued as part of both our November 2008 and November 2009 financings and were classified as a liability. The fair value of the outstanding warrants is determined using the Black-Scholes-Merton (Black-Scholes) option pricing model and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. The fair value of the warrant liability will be revalued at the end of each reporting period, with the change in fair value of the warrant liability recorded as a gain or loss in our Consolidated Statement of Operations. See Note 13 “Warrant Liability,” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information on this transaction.

Interest Income

Interest income totaled approximately $67,000 in 2009, $803,000 in 2008, and $2,460,000 in 2007. The decrease in interest income in 2009 as compared to 2008 was primarily attributable to lower average yields. The decrease in interest income in 2008 as compared to 2007 was primarily attributable to lower average yields and a lower average bank balance in 2008.

Interest Expense

Interest expense was approximately $111,000 in 2009, $110,000 in 2008, and $124,000 in 2007. Interest expense in 2009 as compared to 2008 was relatively flat. The decrease in 2008 as compared to 2007 was attributable to lower outstanding debt and capital lease balances. See Note 12 “Commitment and Contingencies,” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information.

Other Income (Expense), net

Other income, net in 2009 was approximately $90,000. This was primarily related to R&D tax credits of approximately $152,000 due to our wholly-owned subsidiary Stem Cell Sciences (Australia) Pty Ltd recorded as other income. Other income for 2009 was partially offset by approximately $59,000 in foreign exchange transaction losses and approximately $3,000 in state franchise taxes. Other expense, net for 2008 and 2007 was approximately $22,000 and $34,000, respectively, primarily related to the payment of state franchise taxes.

Liquidity and Capital Resources

Since our inception, we have financed our operations through the sale of common and preferred stock, the issuance of long-term debt and capitalized lease obligations, revenue from collaborative agreements, research grants, license fees, and interest income.

Change in	Change in
2009	2008
Versus 2008	Versus 2007
2009	2008	2007	$	%	$	%

At December 31:
Cash and highly liquid investments(1)	$38,617,977	$34,037,775	$37,645,085	$4,580,202	13%	$(3,607,310)	(10)%
Year ended December 31:
Net cash used in operating activities	$(24,682,669)	$(22,740,421)	$(20,856,746)	$(1,942,248)	9%	$(1,883,675)	9%
Net cash provided by (used in) investing activities	$3,731,991	$24,223,629	$(27,155,656)	$(20,491,638)	(85)%	$51,379,285	(189)%
Net cash provided by financing activities	$29,786,280	$18,800,609	$5,976,042	$10,985,671	58%	$12,824,567	215%

(1)	Cash and highly liquid investments include unrestricted cash, cash equivalents, and short-term and long-term marketable debt securities. Marketable equity securities, which are comprised of approximately 1,922,000 ordinary shares of ReNeuron with a market value in aggregate of approximately $197,000 and $187,000 as of December 31, 2009 and 2008, respectively, and approximately 4,822,000 ordinary shares of ReNeuron with a market value in aggregate of approximately $1,961,000 as of December 31, 2007, are excluded from the amounts above. See Note 2, “Financial Instruments,” in the Notes to the Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information.

Total cash and highly liquid investments were approximately $38,618,000 at December 31, 2009, compared with approximately $34,038,000 at December 31, 2008, and $37,645,000 at December 31, 2007. The increase in cash and highly liquid investments of approximately $4,580,000, or 13%, in 2009 as compared to 2008 was primarily attributable to cash generated by financing activities and partially offset by cash used in operating activities. The decrease in our cash and highly liquid investments of approximately $3,607,000, or 10%, in 2008 as compared to 2007 was primarily attributable to cash used in operating activities and partially offset by cash generated from financing activities.

Net Cash Used in Operating Activities

Cash used in operating activities consists of net loss for the year, adjusted for non-cash expenses such as depreciation and amortization and stock-based compensation and adjustments for changes in various components of working capital. Cash used in operating activities was approximately $24,683,000 in 2009, $22,740,000 in 2008, and $20,857,000 in 2007. The increase in cash used in operating activities in 2009 compared to 2008 was primarily attributable to the increased operating expenses, which were partially offset by increased revenue from the consolidation of the SCS operations. See Note 5 “Acquisition of SCS Operations” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information. The increase in cash used in operating activities in 2008 compared to 2007 was primarily attributable to the timing of cash payments and receipts for various operating assets and liabilities such as accounts payable, accrued expenses, and accounts receivable. This increased use of working capital in 2008 was partially offset by a decrease in operating loss in 2008 as compared to 2007. The decrease in operating loss from approximately $28,591,000 in 2007 to approximately $26,738,000 in 2008 was primarily attributable to the decrease in R&D expenses in 2008 as compared to 2007.

Net Cash Used in Investing Activities

The decrease of $20,492,000, or 85%, in net cash provided by investing activities in 2009 as compared to 2008 was primarily attributable to a lower amount of investments (marketable debt securities) held to maturity in 2009 than in 2008. In 2009, we received net proceeds of approximately $4,018,000 as marketable debt securities we held reached maturity, and approximately $510,000 from the sale of 2,900,000 ordinary shares of ReNeuron (marketable equity securities). In 2008, we received net proceeds of approximately $23,859,000 as marketable debt securities we held reached maturity. The increase of approximately $51,379,000 in net cash provided by investing activities in 2008 as compared to 2007 was primarily attributable to larger purchases of marketable securities in 2007 as compared to 2008 and larger amounts of marketable debt securities held to maturity in 2008 as compared to 2007. In 2008, we received net proceeds of approximately $23,859,000 as marketable debt securities we held reached maturity, while in 2007, we made net purchases of approximately $27,862,000 of marketable debt securities. In addition, in December 2008, we made a secured loan of 200,000 GBP (approximately $298,000) to SCS in connection with the acquisition transaction.

Net Cash Provided by Financing Activities

The increase in net cash provided by financing activities of approximately $10,986,000, or 58%, in 2009 as compared to 2008 was primarily attributable to (i) sales, through our sales agreements with Cantor Fitzgerald & Co.(Cantor), in 2009, of 9,817,400 shares of our common stock at an average price per share of $1.88 for total proceeds net of offering expenses and placement agency fees of approximately $17,618,000 and (ii) the sale, in November 2009, of 10,000,000 units at a price of $1.25 per unit, for total proceeds net of offering expenses and placement agency fees of approximately $11,985,000; each unit consisted of one share of our common stock and a warrant to purchase 0.4 shares of our common stock at an exercise price of $1.50 per share. The increase in net cash provided by financing activities of approximately $12,825,000, or 215%, in 2008 as compared to 2007 was primarily attributable to the sale, in November 2008, of 13,793,104 units at a price of $1.45 per unit; each unit consisted of one share of our common stock and a warrant to purchase 0.75 shares of our common stock at an exercise price of $2.30 per share. We received approximately $18,637,000 net of offering expenses and placement agency fees. See Note 14, “Common Stock,” in the Notes to the Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information.

Listed below are key financing transactions entered into by us in the last three years:

•	In November 2009, we sold 10,000,000 units to institutional investors at a price of $1.25 per unit, for gross proceeds of $12,500,000. The units, each of which consisted of one share of common stock and a warrant to purchase 0.4 shares of common stock at an exercise price of $1.50 per share, were offered as a registered direct offering under an effective shelf registration statement previously filed with and declared effective by the Securities and Exchange Commission. We received total proceeds net of offering expenses and placement agency fees of approximately $11,985,000.

•	In June 2009, we filed a prospectus supplement that relates to the issuance and sale of up to $30,000,000 of our common stock, from time to time through a sales agreement with our sales agent Cantor. The prospectus is a part of a registration statement that we filed with the SEC on June 25, 2008, using a “shelf” registration process. Under this shelf registration process, we may offer to sell in one or more offerings up to a total dollar amount of $100,000,000. In 2009, we sold a total of 1,830,000 shares of our common stock under this June 2009 sales agreement with Cantor at an average price per share of $1.80 for gross proceeds of approximately $3,291,000. Cantor is paid compensation equal to 3.0% of the gross proceeds pursuant to the terms of the agreement.

•	In November 2008, we sold 13,793,104 units to institutional investors at a price of $1.45 per unit, for gross proceeds of $20,000,000. The units, each of which consisted of one share of common stock and a warrant to purchase 0.75 shares of common stock at an exercise price of $2.30 per share, were offered as a registered direct offering under an effective shelf registration statement previously filed with and declared effective by the Securities and Exchange Commission. We received total proceeds net of offering expenses and placement agency fees of approximately $18,637,000.

•	In December 2006, we filed a prospectus supplement announcing the entry of a sales agreement with Cantor under which up to 10,000,000 shares may be sold from time to time under a shelf registration statement. In 2007, 2008 and 2009, we sold a total of 10,000,000 shares of our common stock under this agreement at an average price per share of $2.06 for gross proceeds of approximately $20,555,000. Cantor is paid compensation equal to 5.0% of the gross proceeds pursuant to the terms of the agreement.

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

We intend to pursue opportunities to obtain additional financing in the future through equity and debt financings, grants and collaborative research arrangements. On June 25, 2008 we filed with the SEC a universal shelf registration statement, declared effective July 18, 2008, which permits us to issue up to $100 million worth of registered debt and equity securities. Under this effective shelf registration, we have the flexibility to issue registered securities from time to time, in one or more separate offerings or other transactions, with the size, price and terms to be determined at the time of issuance. Registered securities issued using this shelf may be used to raise additional capital to fund our working capital and other corporate needs, for future acquisitions of assets, programs or businesses, and for other corporate purposes. As of March 10, 2010, we had approximately $48 million under our universal shelf registration statement available for issuing debt or equity securities; approximately $30 million of this $48 million has been reserved for the potential exercise of the warrants issued in connection with our November 2008 and November 2009 financings. In July 2008, we deregistered the remaining unissued shares (approximately $59 million worth of common stock) available under the shelf registration statement we had filed in October 2005. The 2005 shelf permitted the issuance of up to $100 million of registered shares of common stock. Also in July 2008, we amended our sales agreement with Cantor to allow for sales under our universal shelf registration rather than the 2005 shelf registration.

The source, timing and availability of any future financing will depend principally upon market conditions and, more specifically, on our progress in our exploratory, preclinical and future clinical development programs. Funding may not be available when needed — at all, or on terms acceptable to us. Lack of necessary funds may require us, among other things, to delay, scale back or eliminate some or all of our research and product development programs, planned clinical trials, and/or our capital expenditures or to license our potential products or technologies to third parties. In addition, the decline in economic activity, together with the deterioration of the credit and capital markets, could have an adverse impact on potential sources of future financing.

Commitments

See Note 12, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information.

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

Operating Leases — California

We have leased an approximately 68,000 square foot facility located at the Stanford Research Park in Palo Alto, California. At December 31, 2009, we had a space-sharing agreement covering approximately 10,451 square feet of this facility. We receive base payments plus a proportionate share of the operating expenses based on square footage over the term of the space-sharing agreement. For the year 2010, we expect to receive, in aggregate, approximately $550,000 as part of the space-sharing agreement. As a result of the above transactions, our estimated net cash outlay for the rent and operating expenses of this facility will be approximately $2,999,000 for 2010.

Operating Leases — Rhode Island

We continue to have outstanding obligations in regard to our former facilities in Lincoln, Rhode Island. In 1997, we had entered into a fifteen-year lease for a scientific and administrative facility (the SAF) in a sale and leaseback arrangement. The lease includes escalating rent payments. For the year 2010, we expect to pay approximately $1,172,000 in operating lease payments and estimated operating expenses of approximately $578,000, before receipt of sub-tenant income. For the year 2010, we expect to receive, in aggregate, approximately $314,000 in sub-tenant rent and operating expenses. As a result of the above transactions, our estimated cash outlay net of sub-tenant rent for the SAF will be approximately $1,436,000 for 2010.

Operating Leases — United Kingdom

On April 1, 2009, as part of our acquisition of the operations of SCS, we acquired operations in Cambridge, U.K.. As of April 2009, our wholly-owned subsidiary, Stem Cell Sciences (UK) Ltd, had two lease agreements with Babraham Bioscience Technologies Ltd. (BBT) for approximately 3,900 square feet of office and lab space in aggregate in two buildings of the Babraham Research Campus in Cambridge, U.K. One of these two leases, for approximately 2,000 square feet, expired by its terms on February 28, 2010. The second, for approximately 1,900 square feet, has an initial term until March 2011, with an option, at our election, to extend the term for an additional five years. In February 2010, in order to consolidate our operations into a single building at the research campus, we entered into a new lease agreement with BBT effective March 1, 2010, for approximately 3,240 square feet. The initial term of this new lease will continue until March 2011, with an option, at our election, to extend the term for an additional two years. The two currently effective Cambridge leases cover in aggregate approximately 5,000 square feet. We expect to pay approximately 134,000 GBP as rental payments for 2010 in aggregate for the Cambridge leases. StemCells, Inc. is a guarantor of Stem Cell Sciences (UK) Ltd’s obligations under both leases.

With the exception of the operating leases discussed above, we have not entered into any off balance sheet financial arrangements and have not established any special purpose entities. We have not guaranteed any debts or commitments of other entities or entered into any options on non-financial assets.

See Note 12, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information.

Indemnification Agreement

In July 2008, we amended our 1997 and 2000 license agreements with NeuroSpheres. NeuroSpheres is the holder of certain patents exclusively licensed by us, including the six patents that are the basis of our patent infringement suits against Neuralstem. As part of the amendment, we agreed to pay all reasonable litigation costs, expenses and attorney’s fees incurred by NeuroSpheres in the declaratory judgment suit between us and Neuralstem. In return, we are entitled to off-set all litigation costs incurred in that suit against amounts that would otherwise be owed under the license agreements, such as annual maintenance fees, milestones and royalty payments. At this time, we cannot estimate the likely total costs of our pending litigation with Neuralstem, given the unpredictable nature of such proceedings, or the total amount we may ultimately owe under the NeuroSpheres license agreements. However, the ability to apply the offsets will run for the entire term of each license agreement. The estimated balance for future offsets is included under “Other assets, non-current” on our Consolidated Balance Sheets. We have concluded that the estimated balance of $750,000 as of December 31, 2009 is a fair estimate and realizable against future milestone and royalty payments to NeuroSpheres, and that litigation costs incurred after December 31, 2009 will be expensed as incurred. Management will reevaluate this estimate on a quarterly basis based on actual costs and other relevant factors.

Contractual Obligations

In the table below, we set forth our legally binding and enforceable contractual cash obligations at December 31, 2009:

							Payable in
	Total						2015
	Obligations	Payable in	Payable in	Payable in	Payable in	Payable in	and
	at 12/31/09	2010	2011	2012	2013	2014	Beyond

Operating lease payments(1)	$8,061,147	$3,491,887	$2,664,963	$1,171,875	$732,422	$—	$—
Capital lease (equipment)	171,793	80,073	73,391	18,329	—	—	—
Bonds Payable (principal & interest)(2)	1,099,991	242,559	242,321	240,666	237,593	136,852	—

Total contractual cash obligations	$9,332,931	$3,814,519	$2,980,675	$1,430,870	$970,015	$136,852	$—

(1)	Operating lease payments exclude space-sharing and sub-lease income. See “Off-Balance Sheet Arrangements — Operating Leases” above for further information.

(2)	See Note 12, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information.

Under license agreements with NeuroSpheres, Ltd., we obtained an exclusive patent license covering all uses of certain neural stem cell technology. We made up-front payments to NeuroSpheres of 65,000 shares of our common stock and $50,000, and will make additional cash payments as stated milestones are achieved. Effective in 2004, we were obligated to pay annual payments of $50,000, creditable against certain royalties. Effective in 2008, as part of the indemnification agreement with NeuroSpheres described above, we offset the annual $50,000 obligation against litigation costs incurred under that agreement.

We do not have any material unconditional purchase obligations or commercial commitments related to capital expenditures, clinical development, clinical manufacturing, or other external services contracts at December 31, 2009.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB), issued new standards to update and amend existing standards on “Fair Value Measurements and Disclosures.” These standards require new disclosures on the amount and reason for transfers in and out of Level 1 and Level 2 fair value measurements. The standards also require disclosure of activities in Level 3 fair value measurements that use significant unobservable inputs, including purchases, sales, issuances, and settlements. The standards also clarify existing disclosure requirements on levels of disaggregation, which requires fair value measurement disclosure for each class of assets and liabilities, and disclosures about valuation techniques and inputs used to measure fair value of recurring and non recurring fair value measurements that fall in ether Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for our interim and annual reporting periods beginning January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for our fiscal year beginning January 1, 2011. We do not expect the adoption of these new standards on January 1, 2011 to have a material effect on our consolidated financial condition and results of operations.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Credit Risks

Our interest-bearing assets, or interest-bearing portfolio, consist of cash, cash equivalents, restricted cash, and marketable debt securities. The balance of our interest-bearing portfolio was approximately $39,396,000, or 76%, of total assets at December 31, 2009 and $34,031,000, or 85%, of total assets at December 31, 2008. Interest income earned on these assets was approximately $67,000 in 2009 and $803,000 in 2008. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. At December 31, 2009, our debt securities were primarily composed of money market accounts comprised of U.S. Treasury debt securities and repurchase agreements that are backed by U.S. Treasury debt securities. Generally, corporate obligations must have senior credit ratings of A2/A or the equivalent. See Note 1, “Summary of Significant Accounting Policies — Financial Instruments” and Note 2 “Financial Instruments” section in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further information.

Our long-term debt is comprised of industrial revenue bonds issued by the State of Rhode Island to finance the construction of our pilot manufacturing facility in Rhode Island. See Note 12, “Commitments and Contingencies,” section in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further information.

Equity Security and Foreign Exchange Risks

In July 2005, we entered into an agreement with ReNeuron Limited, a wholly owned subsidiary of ReNeuron Group plc, a listed UK corporation (collectively referred to as “ReNeuron”). As part of the agreement, we granted ReNeuron a license that allows ReNeuron to exploit their “c-mycER” conditionally immortalized adult human neural stem cell technology for therapy and other purposes. We received shares of ReNeuron common stock, as well as a cross-license to the exclusive use of ReNeuron’s technology for certain diseases and conditions, including lysosomal storage diseases, spinal cord injury, cerebral palsy, and multiple sclerosis. The agreement also provides for full settlement of any potential claims that either we or ReNeuron might have had against the other in connection with any putative infringement of certain of each party’s patent rights prior to the effective date of the agreement. In July and August 2005 we received approximately 8,836,000 ordinary shares of ReNeuron common stock (net of approximately 104,000 shares that were transferred to NeuroSpheres), and subsequently, as a result of certain anti-dilution provisions in the agreement, we received approximately 1,261,000 more shares, net of approximately 18,000 shares that were transferred to NeuroSpheres. In February 2007, we sold 5,275,000 shares for net proceeds of approximately $3,077,000. In February and March of 2009, we sold in aggregate, approximately 2,900,000 more shares and received net proceeds of approximately $510,000 for a realized gain of approximately $398,000. As of December 31, 2009, we held approximately 1,922,000 shares of ReNeuron as marketable equity securities with a carrying and fair market value of approximately $197,000.

Changes in market value as a result of changes in market price per share or the exchange rate between the U.S. dollar and the British pound are accounted for under “other comprehensive income (loss)” if deemed temporary and are not recorded as “other income or loss” until the shares are disposed of and a gain or loss realized or an impairment is determined to be other than temporary. At December 31, 2008, after considering various criteria, including, the duration of the impairment and our intent to liquidate all or part of this investment within a reasonably short period of time, we determined that the impairment of our investment in ReNeuron was other than temporary. For the year ended December 31, 2008, we recorded, on our “Consolidated Statements of Operations” under “Other Income (expense), a loss of $2,082,894, which is the difference between the investment’s carrying value and its quoted market price at that date. No other than temporary impairment was recognized during the year ended December 31, 2009.

				Share	Exchange	Market
			No. of	Price at	Rate at	Value	Expected
			Shares at	December 31,	December 31,	in USD at	Future
Company/Stock		Associated	December 31,	2009	2009	December 31,	Cash
Symbol	Exchange	Risks	2009	in GBP(£)	1 GBP = USD	2009	Flows

ReNeuron Group plc/RENE	AIM (AIM is the	— Lower share price	1,921,924	0.0634	1.6167	$196,995	(1)
	London Stock	— Foreign currency translation
	Exchange’s
	Alternative	— Liquidity
	Investment Market)	— Bankruptcy

(1)	It is our intention to liquidate this investment when we can do so at prices acceptable to us. Although we are not legally restricted from selling the stock, the share price is subject to change and the volume traded has often been very small since the stock was listed on the AIM on August 12, 2005. The performance of ReNeuron Group plc stock since its listing does not predict its future value.

Another foreign exchange risk is our exposure to foreign currency exchange rates on the earnings, cash flows and financial position of our foreign subsidiaries in the United Kingdom and Australia. Financial statements of our foreign subsidiaries are translated into U.S. dollars from U.K. pounds (GBP), using period-end exchange rates for assets and liabilities and average exchange rates for revenues and expenses. Adjustments resulting from translating net assets are reported as a separate component of accumulated other comprehensive loss within shareholders’ equity under the caption “Unrealized loss on foreign currency translation”. A hypothetical 10% weakening of the U.S. dollar in relation to the GBP would have resulted in an approximate $200,000 increase in our net loss reported for the year ended December 31, 2009. Because we are currently not subject to material foreign currency exchange risk with respect to revenue transactions and cash balances, we have not to date entered into any hedging contracts.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STEMCELLS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
StemCells, Inc.

We have audited the accompanying consolidated balance sheets of StemCells, Inc. (a Delaware corporation) and subsidiaries (collectively, the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of StemCells, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), StemCells, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2010 expressed an unqualified opinion thereon.

/s/  GRANT THORNTON LLP

San Francisco, California
March 10, 2010

StemCells, Inc.

Consolidated Balance Sheets

	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$38,617,977	$30,042,986
Marketable securities, current	196,995	4,181,592
Trade receivables	87,019	—
Other receivables	679,034	164,204
Note receivable	—	298,032
Prepaid assets	560,144	645,242

Total current assets	40,141,169	35,332,056
Property, plant and equipment, net	2,856,695	3,173,468
Other assets, non-current	2,525,185	2,079,278
Goodwill	2,019,679	—
Other intangible assets, net	3,647,596	645,538

Total assets	$51,190,324	$41,230,340

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$890,582	$1,078,123
Accrued expenses and other current liabilities	3,760,438	2,261,245
Accrued wind-down expenses, current	1,449,810	1,420,378
Deferred revenue, current	119,542	43,909
Capital lease obligation, current	68,000	18,739
Deferred rent, current	80,392	346,930
Bonds payable, current	161,250	149,167

Total current liabilities	6,530,014	5,318,491
Capital lease obligation, non-current	85,826	6,529
Bonds payable, non-current	698,750	860,000
Fair value of warrant liability	9,676,968	8,439,931
Deposits and other long-term liabilities	466,211	466,211
Accrued wind-down expenses, non-current	3,056,675	4,092,939
Deferred rent, non-current	50,600	90,215
Deferred revenue, non-current	130,213	147,039

Total liabilities	20,695,257	19,421,355
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized; issued and outstanding 118,349,587 at December 31, 2009 and 94,945,603 at December 31, 2008	1,183,495	949,455
Additional paid-in capital	314,944,784	279,868,802
Accumulated deficit	(286,027,935)	(259,001,524)
Accumulated other comprehensive income (loss)	394,723	(7,748)

Total stockholders’ equity	30,495,067	21,808,985

Total liabilities and stockholders’ equity	$51,190,324	$41,230,340

See Notes to Consolidated Financial Statements.

StemCells, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2009	2008	2007

Revenue:
Revenue from licensing agreements and grants	$608,011	$231,730	$56,722
Revenue from product sales	384,859	—	—

Total Revenue	992,870	231,730	56,722
Cost of product sales	(261,443)	—	—

Gross Profit	731,427	231,730	56,722
Operating expenses:
Research and development	19,929,592	17,808,009	19,937,426
Selling, general and administrative	9,530,421	8,295,554	7,927,443
Wind-down expenses	649,608	866,199	783,022

Total operating expenses	30,109,621	26,969,762	28,647,891

Operating loss	(29,378,194)	(26,738,032)	(28,591,169)
Other income (expense):
License and settlement agreement, net	—	—	550,467
Realized gain on sale of marketable securities	406,910	—	715,584
Other than temporary impairment of marketable securities	—	(2,082,894)	—
Change in fair value of warrant liability	1,898,603	(937,241)	—
Interest income	67,345	803,095	2,459,820
Interest expense	(110,807)	(109,762)	(123,606)
Other income (expense), net	89,732	(21,943)	(33,898)

Total other income (expense), net	2,351,783	(2,348,745)	3,568,367

Net loss	$(27,026,411)	$(29,086,777)	$(25,022,802)

Basic and diluted net loss per share	$(0.25)	$(0.35)	$(0.31)

Shares used to compute basic and diluted loss per share	106,045,961	82,716,455	79,772,351

See Notes to Consolidated Financial Statements.

StemCells, Inc.

Consolidated Statements of Stockholders’ Equity

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balances, December 31, 2006	78,046,304	$780,462	$255,299,508	$(204,891,945)	$3,187,978	$54,376,003
Comprehensive loss
Net loss	—	—	—	(25,022,802)	—	(25,022,802)
Change in unrealized loss on securities available-for-sale	—	—	—	—	(3,471,852)	(3,471,852)

Comprehensive loss						(28,494,654)

Issuance of common stock, net of issuance cost of $297,465	1,807,000	18,070	4,816,983	—	—	4,835,053
Common stock issued for licensing agreements	3,865	39	9,961	—	—	10,000
Common stock issued pursuant to employee benefit plan	73,074	731	172,429	—	—	173,160
Compensation expense from grant of options and stock (fair value)	—	—	3,008,315	—	—	3,008,315
Exercise of employee stock options	175,186	1,752	208,521	—	—	210,273
Exercise of warrants	575,658	5,756	1,087,994	—	—	1,093,750

Balances, December 31, 2007	80,681,087	806,810	264,603,711	(229,914,747)	(283,874)	35,211,900
Comprehensive loss
Net loss	—	—	—	(29,086,777)	—	(29,086,777)
Change in unrealized loss on securities available-for-sale	—	—	—	—	276,126	276,126

Comprehensive loss						(28,810,651)

Issuance of common stock and warrants, net of issuance cost of $1,432,539	13,998,704	139,987	11,184,188	—	—	11,324,175
Common stock issued for licensing agreements	6,924	69	9,931	—	—	10,000
Common stock issued pursuant to employee benefit plan	144,188	1,442	189,724	—	—	191,166
Compensation expense from grant of options, restricted stock units and stock (fair value)	—	—	3,754,871	—	—	3,754,871
Exercise of employee and director stock options	114,700	1,147	126,377	—	—	127,524

Balances, December 31, 2008	94,945,603	949,455	279,868,802	(259,001,524)	(7,748)	21,808,985
Comprehensive loss
Net loss	—	—	—	(27,026,411)	—	(27,026,411)
Unrealized gain on foreign currency translation	—	—	—	—	272,184	272,184
Change in unrealized loss on securities available-for-sale	—	—	—	—	130,287	130,287

Comprehensive loss						(26,623,940)

Issuance of common stock and warrants, net of issuance cost of $1,351,487	19,817,400	198,174	26,269,140	—	—	26,467,314
Common stock issued for acquisition of SCS	2,650,000	26,500	4,399,000	—	—	4,425,500
Common stock issued for licensing agreements	5,900	59	9,941	—	—	10,000
Common stock issued pursuant to employee benefit plan	98,475	985	155,947	—	—	156,932
Compensation expense from grant of options, restricted stock units and stock (fair value)	—	—	4,046,339	—	—	4,046,339
Exercise of employee and director stock options	315,277	3,152	249,832	—	—	252,984
Exercise and net settlement of restricted stock units	342,458	3,425	(383,973)	—	—	(380,548)
Exercise of warrants	174,474	1,745	329,756	—	—	331,501

Balances, December 31, 2009	118,349,587	$1,183,495	$314,944,784	$(286,027,935)	$394,723	$30,495,067

See Notes to Consolidated Financial Statements.

StemCells, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2009	2008	2007

Cash flows from operating activities:
Net loss	$(27,026,411)	$(29,086,777)	$(25,022,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,694,490	1,186,428	1,174,510
Stock-based compensation	4,203,270	3,946,037	3,181,475
Gain on disposal of fixed assets	—	—	(1,500)
Non-cash income from license and settlement agreement, net	—	—	(550,467)
Gain on sale of marketable securities	(406,910)	—	(715,584)
Other than temporary impairment of marketable securities	—	2,082,894	—
Change in fair value of warrant liability	(1,898,603)	937,241	—
Changes in operating assets and liabilities:
Other receivables	275,726	100,427	218,219
Prepaid assets	129,747	387,240	86,985
Other assets	(436,424)	(358,449)	19,532
Accounts payable and accrued expenses	477,170	(936,479)	1,601,180
Accrued wind-down expenses	(1,027,242)	(630,174)	(606,766)
Deferred revenue	(361,329)	(16,826)	10,257
Deferred rent	(306,153)	(290,390)	(232,198)
Deposits and other long-term liabilities	—	(61,593)	(19,587)

Net cash used in operating activities	(24,682,669)	(22,740,421)	(20,856,746)

Cash flows from investing activities:
Purchases of marketable debt securities	(4,976,959)	(4,822,684)	(37,029,744)
Sales or maturities of marketable debt securities	8,994,806	28,681,708	9,168,183
Proceeds from sales of marketable equity securities	510,213	—	3,074,654
Repayment received under note receivable	—	1,000,000	—
Advance made under note receivable	(79,829)	(298,032)	(1,000,000)
Purchases of property, plant and equipment	(701,240)	(312,988)	(1,319,374)
Purchase of intangibles and other assets	(15,000)	(24,375)	(49,375)

Net cash provided by (used in) investing activities	3,731,991	24,223,629	(27,155,656)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	29,602,953	18,826,865	4,835,053
Proceeds from the exercise of stock options	252,984	127,524	210,273
Payments related to net share issuance of stock based awards	(380,548)	—	—
Proceeds from the exercise of warrants	331,501	—	1,093,750
Proceeds (repayments) of capital lease obligations	128,557	(17,531)	42,799
Repayments of bonds payable	(149,167)	(136,249)	(205,833)

Net cash provided by financing activities	29,786,280	18,800,609	5,976,042

Increase (decrease) in cash and cash equivalents	8,835,602	20,283,817	(42,036,360)
Cash and cash equivalents at beginning of year	30,042,986	9,759,169	51,795,529
Effects of foreign currency rate changes on cash	(260,611)	—	—

Cash and cash equivalents at end of the year	$38,617,977	$30,042,986	$9,759,169

Supplemental disclosure of cash flow information:
Interest paid	$110,807	$109,762	$123,606

Supplemental schedule of non-cash investing and financing activities:
Stock issued as part of our acquisition of the operations of SCS Plc(1)	$4,425,500	—	—

Forgiveness of principal and accrued interest on notes receivable(1)	$709,076	—	—

Stock issued for licensing agreements(2)	$10,000	$10,000	$10,000

(1)	On April 1, 2009, we acquired the operations of Stem Cell Sciences Plc (SCS). As consideration, we issued to SCS 2,650,000 shares of common stock with a closing price of $1.67 per share and waived certain commitments of SCS to repay approximately $709,000 in principal and accrued interest owed to us.

(2)	Under terms of a license agreement with the California Institute of Technology (Cal Tech), annual fees of $5,000 were due on each of two patents to which StemCells holds a license from Cal Tech, payable in cash or stock at our choice. We elected to pay the fees in common stock and issued shares of 5,900 in 2009, 6,924 in 2008 and 3,865 in 2007 to Cal Tech.

See Notes to Consolidated Financial Statements.

StemCells, Inc.

Notes to Consolidated Financial Statements
December 31, 2009

Note 1.	Summary of Significant Accounting Policies

Nature of Business

StemCells, Inc., a Delaware corporation, is a biopharmaceutical company that operates in one segment, the research, development, and commercialization of stem cell therapeutics and related technologies.

The accompanying consolidated financial statements have been prepared on the basis that we will continue as a going concern. Since inception, we have incurred annual losses and negative cash flows from operations and have an accumulated deficit of approximately $286 million at December 31, 2009. We have not derived significant revenue from the sale of products, and do not expect to receive significant revenue from product sales for at least several years. We may never be able to realize sufficient revenue to achieve or sustain profitability in the future.

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

Principles of Consolidation

The consolidated financial statements include the accounts of StemCells, Inc., and our wholly-owned subsidiaries, StemCells California, Inc., StemCells Property Holding LLC, Stem Cell Sciences Holdings Ltd., Stem Cell Sciences (UK) Ltd., and Stem Cell Sciences (Australia) Pty Ltd. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Significant estimates include the following:

•	accrued wind-down expenses (see Note 11, “Wind-Down and Exit Costs”);

•	the fair value of share-based awards recognized as compensation (see Note 10, “Stock-Based Compensation”);

•	valuation allowance against net deferred tax assets (see Note 17, “Income Taxes”);

•	the fair value of warrants recorded as a liability (see Note 13, “Warrant Liability”); and

•	the fair value of intangible assets acquired (see Note 5, “Acquisition of SCS Operations”).

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

If the estimated fair value of a security is below its carrying value, we evaluate whether we have the intent and ability to retain our investment for a period of time sufficient to allow for any anticipated recovery to the cost of the investment, and whether evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Other-than-temporary declines in estimated fair value of all marketable securities are charged to “Other income (expense), net.” At December 31, 2008, after considering various criteria, including the duration of the impairment and our intent to liquidate all or part of our investment within a reasonably short period of time, we determined that the impairment of our investment in ordinary shares of ReNeuron (marketable equity securities) was other than temporary (see Note 2, “Financial Instruments”). For the year ended December 31, 2008, we recorded on our Consolidated Statements of Operations under “Other income (expense), net” a loss of $2,082,894, which is the difference between the investment’s carrying value and its quoted market price at that date. No other than temporary impairment was recognized during the years ended December 31, 2009 and 2007.

Other Receivables

Our receivables generally consist of interest income on our financial instruments, revenue from licensing agreements, and rent from our sub-lease tenants.

Estimated Fair Value of Financial Instruments

The estimated fair value of cash and cash equivalents, other receivables, accounts payable and the current portion of the bonds payable approximates their carrying values due to the short maturities of these instruments. The estimated fair value of our marketable debt securities approximates its carrying value based on current rates available to us for similar debt securities. The long-term portion of the bonds payable approximates its carrying value as the interest rate for the bond series approximates our current borrowing rate.

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

StemCells, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Goodwill and Other Intangible Assets (Patent and License Costs)

Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. We test goodwill for impairment on an annual basis or more frequently if we believe indicators of impairment exist. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in the evaluations, and it is possible, even likely, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analysis are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period. We completed our annual impairment testing during the fourth quarter of 2009, and determined that there was no impairment of goodwill. Intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited. Intangible assets with finite useful lives are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Prior to fiscal year 2001, we capitalized certain patent costs, which are being amortized over the estimated life of the patent and would be expensed at the time such patents are deemed to have no continuing value. Since 2001, all patent costs are expensed as incurred. License costs are capitalized and amortized over the estimated life of the license agreement

Impairment of Long-Lived Tangible Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If property, plant, and equipment are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its estimated fair market value. No such impairment was recognized during the years ended December 31, 2009, 2008 and 2007.

Warrant Liability

We account for our warrants in accordance with U.S. GAAP which defines how freestanding contracts that are indexed to and potentially settled in a company’s own stock should be measured and classified. Authoritative accounting guidance prescribes that warrants issued under contracts that could require net-cash settlement should be classified as liabilities and contracts that only provide for settlement in shares should be classified as equity. In order for a contract to be classified as equity specific conditions must be met; these conditions are intended to identify situations in which net cash settlement could be forced upon the issuer. As part of both our November 2008 and November 2009 financings, we issued warrants with five year terms to purchase 10,344,828 and 4,000,000 shares of our common stock at $2.30 and $1.50 per share, respectively. As the warrant agreements did not meet the specific conditions for it to be classified as equity, we are required to classify the fair value of the warrants issued as a liability, with subsequent changes in fair value to be recorded as income (loss) on change in fair value of warrant liability. The fair value of the warrants is determined using the Black-Scholes-Merton (Black-Scholes) option pricing model and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability.

StemCells, Inc.

Notes to Consolidated Financial Statements — (Continued)

Revenue Recognition

We currently recognize revenue resulting from licensing agreements, government grants, and product sales.

Licensing agreements — We currently recognize revenue resulting from the licensing and use of our technology and intellectual property. Such licensing agreements may contain multiple elements, such as up-front fees, payments related to the achievement of particular milestones and royalties. Revenue from up-front fees for licensing agreements that contain multiple elements are generally deferred and recognized on a straight-line basis over the term of the agreement. Fees associated with substantive at risk performance-based milestones are recognized as revenue upon completion of the scientific or regulatory event specified in the agreement, and royalties received are recognized as earned.

Government grants — We currently recognize revenue resulting from government grants when either incurring reimbursable expenses directly related to the particular research plan or upon the completion of certain development milestones as defined within the terms of the relevant grant.

Product sales — We currently recognize revenue from the sale of products when the products are shipped, title to the products are transferred to the customer, when no further contingencies or material performance obligations are warranted, and thereby earning the right to receive reasonably assured payments for products sold and delivered. Cost of product sales includes labor, raw materials and shipping supplies.

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

Stock-Based Compensation

We expense the estimated fair value of our stock-based compensation awards to employees and non-employees. The estimated fair value is calculated using the Black-Scholes model. For employees, the compensation cost we record for these awards are based on their grant-date fair value as calculated and amortized over their vesting period. To record the compensation cost for non-employees, the estimated fair value is re-measured at each reporting date and is amortized over the remaining service period. See Note 10, “Stock-Based Compensation” for further information.

Income Taxes

When accounting for income taxes, we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Income tax receivables and liabilities and deferred tax assets and liabilities are recognized based on the amounts that more likely than not will be sustained upon ultimate settlement with taxing authorities.

Developing our provision for income taxes and analyzing our uncertain tax positions requires significant judgment and knowledge of federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, any valuation allowances that may be required for deferred tax assets.

StemCells, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

The following are the basic and dilutive net loss per share computations for the last three fiscal years:

	2009	2008	2007

Net loss	$(27,026,411)	$(29,086,777)	$(25,022,802)
Weighted average shares outstanding used to compute basic and diluted net loss per share	106,045,961	82,716,455	79,772,351
Basic and diluted net loss per share	$(0.25)	$(0.35)	$(0.31)

Outstanding options, warrants and restricted stock units were excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive for all periods presented below:

	2009	2008	2007

Outstanding options	9,260,812	8,340,530	9,028,810
Restricted stock units	2,437,901	1,650,000	—
Outstanding warrants	14,344,828	11,599,828	1,355,000

Total	26,043,541	21,590,358	10,383,810

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net losses and other comprehensive income (or “OCI”). OCI includes certain changes in stockholders’ equity that are excluded from net losses. Specifically, we include in OCI changes in unrealized gains and losses on our marketable securities and unrealized gains and losses on foreign currency translations. Comprehensive loss for the years ended December 31, 2009, 2008 and 2007 has been reflected in the Consolidated Statements of Stockholders’ Equity.

StemCells, Inc.

Notes to Consolidated Financial Statements — (Continued)

The components of our accumulated OCI, as of December 31 of each year shown, are as follows:

	2009	2008	2007

Net unrealized gain (loss) on marketable securities	$122,539	$(7,748)	$(283,874)
Unrealized gain on foreign currency translation	272,184	—	—

Accumulated other comprehensive income (loss)	$394,723	$(7,748)	$(283,874)

The activity in OCI is as follows:

	2009	2008	2007

Net change in unrealized gains and losses on marketable securities	$130,287	$(1,806,768)	$(2,756,268)
Recognition in net loss, other than temporary impairment of marketable securities	—	2,082,894	—
Reclassification adjustment for gains on marketable securities included in net income	—	—	(715,584)
Net change in unrealized gains and losses on foreign currency translations	272,184	—	—

Other comprehensive income (loss)	$402,471	$276,126	$(3,471,852)

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB), issued new standards to update and amend existing standards on “Fair Value Measurements and Disclosures.” These standards require new disclosures on the amount and reason for transfers in and out of Level 1 and Level 2 fair value measurements. The standards also require disclosure of activities in Level 3 fair value measurements that use significant unobservable inputs, including purchases, sales, issuances, and settlements. The standards also clarify existing disclosure requirements on levels of disaggregation, which requires fair value measurement disclosure for each class of assets and liabilities, and disclosures about valuation techniques and inputs used to measure fair value of recurring and non recurring fair value measurements that fall in ether Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for our interim and annual reporting periods beginning January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for our fiscal year beginning January 1, 2011. We do not expect the adoption of these new standards to have a material effect on our consolidated financial condition and results of operations.

StemCells, Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 2.	Financial Instruments

Cash, cash equivalents and marketable securities

The following table summarizes the fair value of our cash, cash equivalents and available-for-sale securities held in our investment portfolio:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

December 31, 2009
Cash	$1,064,148	$—	$—	$1,064,148
Cash equivalents (money market accounts)	37,553,829	—	—	37,553,829
Marketable equity securities, current	74,456	122,539	—	196,995

Total cash, cash equivalents, and marketable securities	$38,692,433	$122,539	$—	$38,814,972

December 31, 2008
Cash	$243,883	$—	$—	$243,883
Cash equivalents (money market accounts)	29,799,103	—	—	29,799,103
Marketable debt securities, current (maturity within 1 year)	4,002,537	—	(7,748)	3,994,789
Marketable equity securities, current	186,803	—	—	186,803

Total cash, cash equivalents, and marketable securities	$34,232,326	$—	$(7,748)	$34,224,578

At December 31, 2009, our investment in marketable debt securities were in money market accounts composed primarily of U.S. Treasury debt securities, which are classified as cash equivalents in the accompanying Consolidated Balance Sheet due to their short maturities. In December 2009, we sold short-term U.S. Treasury debt securities with a face value of $5,000,000 for a realized gain of approximately $9,000. From time to time, we carry cash balances in excess of federally insured limits. Our cash balance at December 31, 2009 includes approximately $734,000 held in foreign currency (primarily U.K. pounds) by our U.K. subsidiary.

Our investment in marketable equity securities consists of ordinary shares of ReNeuron Group plc, a publicly listed UK corporation (ReNeuron). In July 2005, we entered into an agreement with ReNeuron. As part of the agreement, we granted ReNeuron a license that allows ReNeuron to exploit their “c-mycER” conditionally immortalized adult human neural stem cell technology for therapy and other purposes. We received shares of ReNeuron common stock, as well as a cross-license to the exclusive use of ReNeuron’s technology for certain diseases and conditions, including lysosomal storage diseases, spinal cord injury, cerebral palsy, and multiple sclerosis. The agreement also provides for full settlement of any potential claims that either we or ReNeuron might have had against the other in connection with any putative infringement of certain of each party’s patent rights prior to the effective date of the agreement. In July and August 2005 we received approximately 8,836,000 ordinary shares of ReNeuron common stock (net of approximately 104,000 shares that were transferred to NeuroSpheres), and subsequently, as a result of certain anti-dilution provisions in the agreement, we received approximately 1,261,000 more shares, net of approximately 18,000 shares that were transferred to NeuroSpheres. In February 2007, we sold 5,275,000 shares for net proceeds of approximately $3,077,000, and we recognized a realized gain of approximately $716,000 from this transaction. In February and March of 2009, we sold in aggregate, approximately 2,900,000 more shares and received net proceeds of approximately $510,000, and we recognized a realized gain of approximately $398,000 from this transaction. As of December 31, 2009, we held approximately 1,922,000 shares of ReNeuron as marketable equity securities with a carrying and fair market value of approximately $197,000.

If the fair value of a security is below its carrying value, we evaluate whether we have the intent and ability to retain our investment for a period of time sufficient to allow for any anticipated recovery to the cost of the investment, and whether evidence indicating that the cost of the investment is recoverable within a reasonable

StemCells, Inc.

Notes to Consolidated Financial Statements — (Continued)

period of time outweighs evidence to the contrary. Other-than-temporary declines in estimated fair value of all marketable securities are charged to “other income (expense), net.” At December 31, 2008, after considering various criteria, including the duration of the impairment and our intent to liquidate all or part of our investment within a reasonably short period of time, we determined that the impairment of our investment in ordinary shares of ReNeuron (marketable equity securities), was other than temporary. For the year ended December 31, 2008, we recorded on our Consolidated Statements of Operations under “Other Income (expense)” a loss of $2,082,894, which is the difference between the investment’s carrying value and its quoted market price at that date. No other than temporary impairment was recognized during the years ended December 31, 2009 and 2007.

Changes in fair value as a result of changes in market price per share or the exchange rate between the US dollar and the British pound are accounted for under “other comprehensive income (loss)” if deemed temporary and are not recorded as “other income or loss” until the shares are disposed of and a gain or loss realized or an impairment is considered other than temporary.

We do not hold any investments that were in an unrealized loss position as of December 31, 2009.

Note Receivable

In December 2007, we committed to make a secured loan of up to $3.8 million to Progenitor Cell Therapy, LLC (PCT) in return for a period of exclusivity to allow for due diligence and negotiation of a possible acquisition transaction. Of this amount, $1.0 million was lent and outstanding at December 31, 2007 with the maturity date within twelve months from the effective date of the loan. In March 2008, we terminated discussions to acquire PCT. In April 2008, the loan was repaid in full in accordance with its terms.

In December 2008 and March 2009, we made two secured loans to SCS in connection with our acquisition of its operations. The loans accrued interest at 8% per annum and were repayable six months after the initial funding. At March 31, 2009, the principal and accrued interest for these two loans together totaled approximately $709,000. On April 1, 2009, we closed the acquisition of the operations of SCS, and in connection with that transaction, we waived the obligation of SCS to repay the principal and accrued interest of these two loans.

Note 3.	Fair Value Measurement

Effective January 1, 2008, we disclose fair value measurement of our assets and liabilities, pursuant to a new accounting standard that defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. As defined, fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, We are required to apply a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value. The three levels of the fair value hierarchy are:

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

StemCells, Inc.

Notes to Consolidated Financial Statements — (Continued)

Assets measured at fair value as of December 31, 2009 and 2008 are classified below based on the three fair value hierarchy tiers described above. Our cash equivalents and marketable securities are classified within Level 1 or Level 2. This is because our cash equivalents and marketable securities are valued primarily using quoted market prices or alternative pricing sources and models utilizing market observable inputs. We currently do not have any Level 3 financial assets or liabilities.

The following table presents our financial assets and liabilities measured at fair value:

	Fair Value Measurement
	at Reporting Date Using
	Quoted Prices
	in Active Markets for	Significant Other	As of
	Identical Assets	Observable Inputs	December 31,
	(Level 1)	(Level 2)	2009

Assets
Cash Equivalents:
Money market funds	$316,974	$—	$316,974
U.S. Treasury obligations	37,236,855	—	37,236,855
Marketable Securities:
Equity securities	196,995	—	196,995

Total assets	$37,750,824	$—	$37,750,824

Liabilities
Bond obligation	$—	$860,000	$860,000

Note 4.	Property, Plant and Equipment

Property, plant and equipment balances at December 31 are summarized below:

	2009	2008

Building and improvements	$3,422,002	$3,404,969
Machinery and equipment	7,322,195	6,308,603
Furniture and fixtures	377,808	369,068

	11,122,005	10,082,640
Less accumulated depreciation and amortization	(8,265,310)	(6,909,172)

Property, plant and equipment, net	$2,856,695	$3,173,468

Depreciation expense was approximately $1,364,000 in 2009, $1,045,000 in 2008, and $1,012,000 in 2007.

Note 5.	Acquisition of SCS Operations

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

StemCells, Inc.

Notes to Consolidated Financial Statements — (Continued)

As consideration for the acquired operations, we issued to SCS 2,650,000 shares of common stock and waived certain commitments of SCS to repay approximately $709,000 in principal and accrued interest owed to us. The closing price of our common stock on April 1, 2009 was $1.67 per share.

This transaction has been accounted for as a business purchase. We have evaluated the acquired assets and liabilities and believe that the book value of the net tangible assets acquired approximated fair market value. The primary method used to calculate the fair value of the intangible assets was the “Excess Earnings Method”. These intangible assets will be amortized over their estimated lives. Goodwill and acquired technology recorded as part of the acquisition will be tested periodically for impairment.

None of the goodwill is deductible for tax purposes.

At April 1, 2009, the purchase price has been allocated as follows:

	Allocated	Estimated Life of
	Purchase	Intangible Assets
	Price	in Years

Net tangible assets	$36,000
Intangible assets:
Customer relationships and developed technology	1,310,000	6 to 9
In process research and development	1,340,000	13 to 19
Trade name	310,000	15
Goodwill	2,139,000	N/A

Total	$5,135,000

In connection with our acquisition of the operations of SCS, acquisition costs of approximately $693,000, which primarily consists of legal and other professional fees, were expensed in 2009. These costs are reported in our accompanying Consolidated Statements of Operations as part of our selling, general & administrative expense.

Note 6.	Goodwill and Other Intangible Assets

In December 2009, we recorded approximately $533,000 for an R&D tax credit due to our wholly owned subsidiary Stem Cell Sciences (Australia) Pty Ltd. The R&D tax credit was due for the years 2008 and 2009. Approximately $381,000 of the tax credit was attributable to credits due as of the acquisition date and, accordingly, the purchase price allocation for the SCS acquisition was adjusted and the gross carrying amount of goodwill recorded at the date of acquisition was reduced by that amount. The remaining $152,000 was attributable to the period subsequent to the acquisition and is included as part of other income (expense) in our accompanying Consolidated Statements of Operations.

The following table represents changes in goodwill:

Balance as of January 1, 2009	$—
Additions (related to the acquisition of SCS operations)	2,138,655
Reductions (R&D credit as described above)	(381,073)
Foreign currency translation	262,097

Balance as of December 31, 2009	$2,019,679

StemCells, Inc.

Notes to Consolidated Financial Statements — (Continued)

The components of our other intangible assets at December 31 are summarized below:

	Gross Carrying	Accumulated	Net Carrying
Intangible Asset Class	Amount	Amortization	Amount

2009
In-process development	$2,974,764	$(192,756)	$2,782,008
Trade name	347,991	(15,500)	332,491
Patents	979,612	(571,058)	408,554
License agreements	1,800,999	(1,676,456)	124,543

Total other intangible assets	$6,103,366	$(2,455,770)	$3,647,596

2008
Patents	$979,612	$(515,255)	$464,357
License agreements	1,785,998	(1,604,817)	181,181

Total other intangible assets	$2,765,610	$(2,120,072)	$645,538

Amortization expense was approximately $336,000 in 2009, $142,000 in 2008, and $163,000 in 2007.

The expected future annual amortization expense for each of the next five years based on current balances of our intangible assets is as follows:

For the year ending December 31:
2010	$426,959
2011	$381,678
2012	$380,505
2013	$378,172
2014	$377,852

Note 7.	Other Assets

Other assets at December 31 are summarized below:

	2009	2008

Prepaid royalties	$978,583	$551,199
Security deposit (buildings lease)	768,523	750,000
Restricted cash (letter of credit)	778,079	778,079

Total other non-current assets	$2,525,185	$2,079,278

Note 8.	Accounts Payable

Accounts payable at December 31 are summarized below:

	2009	2008

External services	$485,172	$558,512
Supplies	192,349	161,683
Other	213,061	357,928

Total accounts payable	$890,582	$1,078,123

StemCells, Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 9.	Accrued Expenses and Other Current Liabilities

Accrued expenses at December 31 are summarized below:

	2009	2008

External services	$512,621	$466,360
Employee compensation	2,071,717	1,526,115
Grant funds to be disbursed(1)	576,987	—
Other	599,113	268,770

Total accrued expenses and other current liabilities	$3,760,438	$2,261,245

(1)	Relates to funds received from the European Commission by our subsidiary, Stem Cell Sciences (UK) Ltd., on behalf of various parties to an EU grant consortium agreement. As co-ordinator for the consortium, we receive and disburse funds to the various parties of the consortium. These funds were disbursed in January 2010.

Note 10.	Stock-Based Compensation

We currently grant stock-based compensation under three equity incentive plans. As of December 31, 2009, we had 19,025,067 shares authorized under these three plans. At our annual stockholders meeting held on June 12, 2007, our stockholders approved an amendment to our 2006 Equity Incentive Plan to provide for an annual increase in the number of shares of common stock available for issuance under the plan each January 1 (beginning January 1, 2008) equal to 4% of the outstanding common shares as of that date. The amendment further provided an aggregate limit of 30,000,000 shares issuable pursuant to incentive stock option awards under the plan. Under these three plans we may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, 401(k) Plan employer match in form of shares and performance-based shares to our employees, directors and consultants, at prices determined by our Board of Directors. Incentive stock options may only be granted to employees under these plans with a grant price not less than the fair market value on the date of grant.

Generally, stock options and restricted stock units granted to employees have a maximum term of ten years, and vest over a four year period from the date of grant; 25% vest at the end of one year, and 75% vest monthly over the remaining three-year service period. We may grant options and restricted stock units with different vesting terms from time to time. Upon employee termination of service, any unexercised vested option will be forfeited three months following termination or the expiration of the option, whichever is earlier.

Our stock-based compensation expense for the last three fiscal years was as follows:

	2009	2008	2007

Research and development expense	$2,208,440	$1,992,508	$1,575,121
General and administrative expense	1,994,830	1,953,529	1,606,354

Total stock-based compensation expense and effect on net loss	$4,203,270	$3,946,037	$3,181,475

As of December 31, 2009, we have approximately $5,357,000 of total unrecognized compensation expense related to unvested awards granted under our various share-based plans that we expect to recognize over a weighted-average period of 2.4 years.

StemCells, Inc.

Notes to Consolidated Financial Statements — (Continued)

The fair value of options granted is estimated as of the date of grant using the Black-Scholes option pricing model and expensed on a pro-rata straight-line basis over the period in which the stock options vest. The Black-Scholes option pricing model requires certain assumptions as of the date of grant. The weighted-average assumptions used for the last three fiscal years are as follows:

	2009	2008	2007

Expected life (years)(1)	7.3	7.2	6.3
Risk-free interest rate(2)	2.8%	3.2%	4.4%
Expected volatility(3)	93.1%	94.0%	95.2%
Expected dividend yield(4)	0%	0%	0%

(1)	The expected term represents the period during which our stock-based awards are expected to be outstanding. In 2009 and 2008 we estimated this amount based on historical experience of similar awards, giving consideration to the contractual terms of the awards, vesting requirements, and expectation of future employee behavior, including post-vesting terminations. The expected term in 2007 is equal to the average of the contractual life of the stock option and its vesting period as of the date of grant.

(2)	The risk-free interest rate is based on U.S. Treasury debt securities with maturities close to the expected term of the option as of the date of grant.

(3)	Expected volatility is based on historical volatility over the most recent historical period equal to the length of the expected term of the option as of the date of grant.

(4)	We have neither declared nor paid dividends on any share of common stock and we do not expect to do so in the foreseeable future.

At the end of each reporting period, we estimate forfeiture rates based on our historical experience within separate groups of employees and adjust the stock-based compensation expense accordingly.

A summary of our stock option activity and related information for the last three fiscal years is as follows:

	Outstanding Options
		Weighted-	Weighted-Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of Shares	Exercise Price	Contractual Term	Value(1)

Balance at December 31, 2006	8,501,503	$2.88
Granted	2,484,100	$2.33
Exercised	(175,186)	$1.20
Cancelled (forfeited and expired)	(1,781,607)	$4.91

Balance at December 31, 2007	9,028,810	$2.36
Granted	353,000	$1.24
Exercised	(114,700)	$1.11
Cancelled (forfeited and expired)	(926,580)	$2.44

Balance at December 31, 2008	8,340,530	$2.32	6.6	$692,739
Granted	1,545,800	$1.70
Exercised	(290,777)	$0.76
Cancelled (forfeited and expired)	(334,741)	$1.93

Balance at December 31, 2009	9,260,812	$2.28	6.2	$434,092

Exercisable at December 31, 2009	6,647,755	$2.43	5.3	$408,442

Vested and expected to vest(2)	8,869,821	$2.29	6.1	$431,362

StemCells, Inc.

Notes to Consolidated Financial Statements — (Continued)

(1)	Aggregate intrinsic value represents the value of the closing price per share of our common stock on the last trading day of the fiscal period in excess of the exercise price multiplied by the number of options outstanding or exercisable.

(2)	Number of shares include options vested and those expected to vest net of estimated forfeitures.

The estimated weighted average fair value per share of options granted was approximately $1.37 in 2009, $1.00 in 2008, and $1.85 in 2007, based on the assumptions in the Black-Scholes model discussed above. Total intrinsic value of options exercised at time of exercise was approximately $282,000 in 2009, $39,000 in 2008, and $397,000 in 2007.

The following is a summary of changes in unvested options:

		Weighted
		Average
	Number of	Grant Date Fair
Unvested Options	Options	Value

Unvested options at December 31, 2008	2,614,089	$1.85
Granted	1,545,800	$1.37
Vested	(1,309,731)	$1.99
Cancelled	(237,101)	$1.46

Unvested options at December 31, 2009	2,613,057	$1.53

The estimated fair value of options vested were approximately $2,606,000 in 2009, $3,671,000 in 2008 and $3,173,000 in 2007.

The following table presents weighted average exercise price and term information about significant option groups outstanding at December 31, 2009:

Options Outstanding at December 31, 2009
		Weighted Average	Weighted Average	Aggregate Intrinsic
Range of		Remaining	Exercise	Value at December 31,
Exercise Prices	Number Outstanding	Term (Yrs.)	Price	2009

Less than $2.00	3,406,346	6.7	$1.43	$434,092
$2.00 - $3.99	5,166,683	6.0	$2.44	—
$4.00 - $5.99	687,783	5.2	$5.27	—

	9,260,812		$2.28	$434,092

Vested Options Outstanding at December 31, 2009
	Number	Weighted Average
Range of Exercise Prices	Outstanding	Exercise Price

Less than $2.00	1,820,229	$1.24
$2.00 - $3.99	4,139,743	$2.48
$4.00 - $5.99	687,783	$5.27

	6,647,755	$2.43

Restricted Stock Units

We have granted restricted stock units (RSUs) to our directors and to certain employees which entitle the holders to receive shares of our common stock upon vesting of the RSUs. The fair value of restricted stock units granted are based upon the market price of the underlying common stock as if it were vested and issued on the date of grant.

StemCells, Inc.

Notes to Consolidated Financial Statements — (Continued)

A summary of our restricted stock unit activity for the year ended December 31, 2009 is as follows:

		Weighted Average
	Number of	Grant Date Fair
	RSUs	Value

Outstanding at January 1, 2009	1,650,000	$1.26
Granted	1,376,401	$1.67
Exercised	(550,000)
Cancelled	(38,500)

Outstanding at December 31, 2009	2,437,901	$1.49

Vested RSUs outstanding at December 31, 2009	—	—

Stock Appreciation Rights

In July 2006, we granted cash-settled Stock Appreciation Rights (SARs) to certain employees under the 2006 Equity Incentive Plan. The SARs give the holder the right, upon exercise, to the difference between the price per share of our common stock at the time of exercise and the exercise price of the SAR. The exercise price of the SAR is equal to the market price of our common stock at the date of grant. The SARs vest 25% on the first anniversary of the grant date and 75% vest monthly over the remaining three-year service period. Compensation expense is based on the fair value of SARs which is calculated using the Black-Scholes option pricing model. The stock-based compensation expenses and liability are re-measured at each reporting date through the date of settlement. The stock-based compensation liability as re-measured at December 31, 2009 was $608,895.

The following is a summary of the changes in non-vested SARs for the last three fiscal years:

	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Number	Price	Number	Price	Number	Price

Outstanding at January 1,	1,430,849	$2.00	1,478,219	$2.00	1,564,599	$2.00
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	—		(47,370)	$2.00	(86,380)	$2.00

Outstanding at December 31,	1,430,849	$2.00	1,430,849	$2.00	1,478,219	$2.00

Exercisable at December 31,	1,222,178	$2.00	864,467	$2.00	506,754	$2.00

The total compensation expense related to SARs was approximately $108,000 in 2009, $73,000 in 2008 and $135,000 in 2007. At December 31, 2009, approximately $98,000 of unrecognized compensation expense related to SARs is expected to be recognized over a weighted average period of approximately 0.5 year. The resulting effect on net loss and net loss per share attributable to common stockholders is not likely to be representative of the effects in future periods, due to changes in the fair value calculation which is dependent on the stock price, volatility, interest and forfeiture rates, additional grants and subsequent periods of vesting.

Note 11.	Wind-down and exit costs

Rhode Island

In October 1999, we relocated to California from Rhode Island and established a wind-down reserve for the estimated lease payments and operating costs of the Rhode Island facilities. Even though we intend to dispose of the facility at the earliest possible time, we cannot determine with certainty a fixed date by which such disposal will

StemCells, Inc.

Notes to Consolidated Financial Statements — (Continued)

occur. In light of this uncertainty, we periodically re-evaluate and adjust the reserve. We consider various factors such as our lease payments through to the end of the lease, operating expenses, the current real estate market in Rhode Island, and estimated subtenant income based on actual and projected occupancy.

The components of our wind-down reserve at December 31 are as follows:

	2009	2008

Accrued wind-down reserve at beginning of period	$4,448,000	$4,875,000
Less actual expenses recorded against estimated reserve during the period	(1,216,000)	(1,293,000)
Additional expense recorded to revise estimated reserve at period-end	340,000	866,000

Revised reserve at period-end	3,572,000	4,448,000
Add deferred rent at period end	861,000	1,065,000

Total accrued wind-down expenses at period-end (current and non current)	$4,433,000	$5,513,000

Accrued wind-down expenses, current portion	$1,376,000	$1,420,000
Non current portion	3,057,000	4,093,000

Total accrued wind-down expenses	$4,433,000	$5,513,000

Australia

On April 1, 2009, as part of our acquisition of the SCS operations, we acquired certain operations near Melbourne, Australia. In order to reduce operating complexity and expenses, we made the decision to close our site in Australia and consolidate personnel and programs to our Cambridge, U.K. and Palo Alto, California sites. U.S. GAAP requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. In accordance with U.S. GAAP requirements, at June 30, 2009, we established a reserve of approximately $310,000 for the estimated costs to close down and exit our Australia operations. The reserve reflects the estimated cost to terminate our facility lease in Australia (which provided for an original termination date of December 31, 2010), employee termination benefits and other liabilities associated with the wind-down and relocation of our operations in Australia.

July to
December 31,
2009

Accrued wind-down reserve at June 30, 2009	$310,000
Less actual expenses recorded against estimated reserve during the period	(236,000)
Additional expense recorded to revise estimated reserve at period-end	—

Accrued wind-down reserve at December 31, 2009	$74,000

Note 12.	Commitments and Contingencies

Leases

Bonds Payable

We entered into direct financing transactions with the State of Rhode Island and received proceeds from the issuance of industrial revenue bonds totaling $5,000,000 to finance the construction of Rhode Island’s pilot manufacturing facility. The related lease agreements are structured such that lease payments fully fund all semiannual interest payments and annual principal payments through maturity in August 2014. Interest rate for

StemCells, Inc.

Notes to Consolidated Financial Statements — (Continued)

the remaining bond series is 9.5%. The outstanding principal and interest owed at December 31, 2009 was approximately $860,000. The bonds contain certain restrictive covenants which limit, among other things, the payment of cash dividends and the sale of the related assets.

Operating leases

We entered into a fifteen-year lease agreement for a laboratory facility in Rhode Island in connection with a sale and leaseback arrangement in 1997. The lease term expires June 30, 2013. The lease contains escalating rent payments, which we recognize on a straight-line basis. At December 31, 2009, deferred rent expense was approximately $861,000 for this facility and is included as part of the wind-down accrual on the accompanying Consolidated Balance Sheet.

We have leased an approximately 68,000 square foot facility located at the Stanford Research Park in Palo Alto, California. The facility includes space for animals, laboratories, offices, and a GMP (Good Manufacturing Practices) suite. GMP facilities can be used to manufacture materials for clinical trials. Under the term of the agreement we were required to provide a letter of credit for a total of approximately $778,000, which serves as a security deposit for the duration of the lease term. The letter of credit issued by our financial institution is collateralized by a certificate of deposit for the same amount, which is reflected as restricted cash in other assets, non-current on our condensed consolidated balance sheets. In October 2009, we amended the lease to extend the expiry date of the lease term from March 31, 2010 to August 31, 2011. The aggregate rent payment for the extended lease term is approximately $3,100,000. The lease contains escalating rent payments, which we recognize as operating lease expense on a straight-line basis. Deferred rent was approximately $131,000 as of December 31, 2009 and $437,000 as of December 31, 2008, and is reflected as deferred rent on our accompanying Consolidated Balance Sheets. As of December 31, 2009, we had a space-sharing agreement covering approximately 10,451 square feet of this facility, under which we receive base payments plus a proportionate share of the operating expenses based on square footage over the term of the agreement.

On April 1, 2009, as part of our acquisition of the operations of SCS, we acquired operations in Cambridge, UK. As of April 2009, our wholly-owned subsidiary, Stem Cell Sciences (UK) Ltd, had two lease agreements with Babraham Bioscience Technologies Ltd. (BBT) for in aggregate approximately 3,900 square feet of office and lab space in two buildings of the Babraham Research Campus in Cambridge, U.K. One of these two leases, for approximately 2,000 square feet, expired by its terms on February 28, 2010. The second, for approximately 1,900 square feet, has an initial term until March 2011, with an option, at our election, to extend the term for an additional five years. In February 2010, in order to consolidate our operations into a single building at the research campus, we entered into a new lease agreement with BBT effective March 1, 2010, for approximately 3,240 square feet. The initial term of this new lease will continue until March 2011, with an option, at our election, to extend the term for an additional two years. The two leases cover in aggregate approximately 5,000 square feet. We expect to pay approximately 134,000 GBP as rental payments for 2010. StemCells, Inc. is a guarantor of Stem Cell Sciences (UK) Ltd’s obligations under both leases.

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

StemCells, Inc.

Notes to Consolidated Financial Statements — (Continued)

The table below summarizes the components of rent expense for the fiscal year ended December 31, as follows:

	2009	2008	2007

Rent expense	$3,215,424	$3,077,430	$3,077,431
Sublease income	(770,431)	(809,065)	(606,398)

Rent expense, net	$2,444,993	$2,268,365	$2,471,033

Future minimum payments under all leases and bonds payable at December 31, 2009 are as follows:

	Bonds	Capital	Operating	Sublease
	Payable	Leases	Leases	Income

2010	$242,559	$80,073	$3,491,887	$649,880
2011	242,321	73,391	2,664,963	225,742
2012	240,666	18,329	1,171,875	—
2013	237,593	—	732,422	—
2014	136,852	—	—	—
Thereafter	—	—	—	—

Total minimum lease payments	1,099,991	171,793	$8,061,147	$875,622

Less amounts representing interest	239,991	17,967

Present value of bonds payable and capital lease payments	860,000	153,826
Less current maturities	161,250	68,000

Bonds payable, less current maturities	$698,750	$85,826

Contingencies

In July 2006, we filed suit against Neuralstem, Inc. in the Federal District Court for the District of Maryland, alleging that Neuralstem’s activities violate claims in four of the patents we exclusively licensed from NeuroSpheres. In December 2006, Neuralstem petitioned the U.S. Patent and Trademark Office (PTO) to reexamine two of the patents in our infringement action against Neuralstem, namely U.S. Patent No. 6,294,346 (claiming the use of human neural stem cells for drug screening) and U.S. Patent No. 7,101,709 (claiming the use of human neural stem cells for screening biological agents). In April 2007, Neuralstem petitioned the PTO to reexamine the remaining two patents in the suit, namely U.S. Patent No. 5,851,832 (claiming methods for proliferating human neural stem cells) and U.S. Patent No. 6,497,872 (claiming methods for transplanting human neural stem cells). These requests were granted by the PTO and, in June 2007, the parties voluntarily agreed to stay the pending litigation while the PTO considered these reexamination requests. In April 2008, the PTO upheld the ’832 and ’872 patents, as amended, and issued Notices of Intent to Issue an Ex Parte Reexamination Certificate for both. In May 2009, the PTO upheld the ’346 and ’709 patents, as amended, and issued Notices of Intent to Issue an Ex Parte Reexamination Certificate for both.

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

In addition to the actions described above, in April 2008, we filed an opposition to Neuralstem’s European Patent No. 0 915 968 (methods of isolating, propagating and differentiating CNS stem cells), because the claimed invention is believed by us to be unpatentable over prior art, including the patents exclusively licensed by us from NeuroSpheres. Neuralstem has responded to this opposition and the parties are currently awaiting a hearing, expected for 2010. In September 2009, we also filed a request with the PTO to reexamine Neuralstem’s U.S. Patent No. 5,753,506 (methods of isolating, propagating and differentiating CNS stem cells), which is the U.S. counterpart of Neuralstem’s ’968 patent in Europe. The PTO granted this reexamination request in October 2009.

Effective 2008, as part of an indemnification agreement with NeuroSpheres, we offset the annual $50,000 obligation against litigation costs incurred under that agreement. The estimated balance for future offsets is included under “Other assets, non-current” on our accompanying Consolidated Balance Sheets. We have concluded that the estimated balance of $750,000 as of December 31, 2009 is a fair estimate and realizable against future milestone and royalty payments to NeuroSpheres, and that litigation costs incurred above this amount will be expensed as incurred. Management will reevaluate this estimate on a quarterly basis based on actual costs and other relevant factors.

Note 13.	Warrant Liability

We use the Black-Scholes option pricing model to estimate fair value of warrants issued. In using this model, we make certain assumptions about risk-free interest rates, dividend yields, volatility and expected term of the warrants. Risk-free interest rates are derived from the yield on U.S. Treasury debt securities. Dividend yields are based on our historical dividend payments, which have been zero to date. Volatility is derived from the historical volatility of our common stock as traded on Nasdaq. The expected term of the warrants is based on the time to expiration of the warrants from the date of measurement.

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

StemCells, Inc.

Notes to Consolidated Financial Statements — (Continued)

The assumptions used for the Black-Scholes option pricing model are as follows:

	To Calculate
	Fair Value of Warrant
	Liability at December 31,
	2009	2008

Expected life (years)	4.4	5.4
Risk-free interest rate	2.0%	1.6%
Expected volatility	79.1%	84.5%
Expected dividend yield	0%	0%

			Change in Fair Value
			of Warrant Liability
	At December 31,	At December 31,	in Year
	2009	2008	2009

Fair value of warrant liability	$6,295,448	$8,439,931	$(2,144,483)

In November 2009, we sold 10,000,000 units to institutional investors at a price of $1.25 per unit, for gross proceeds of $12,500,000. The units, each of which consisted of one share of common stock and a warrant to purchase 0.4 shares of common stock at an exercise price of $1.50 per share, were offered as a registered direct offering under an effective shelf registration statement previously filed with and declared effective by the Securities and Exchange Commission. We received total proceeds, net of offering expenses and placement agency fees, of approximately $11,985,000. We recorded the fair value of the warrants to purchase 4,000,000 shares of our common stock as a liability. The fair value of the warrant liability will be revalued at the end of each reporting period, with the change in fair value of the warrant liability recorded as a gain or loss in our Consolidated Statements of Operations. The fair value of the warrants will continue to be classified as a liability until such time as the warrants are exercised, expire or an amendment of the warrant agreement renders these warrants to be no longer classified as a liability.

The assumptions used for the Black-Scholes option pricing model are as follows:

	To Calculate
	Fair Value of Warrant Liability at
		Issuance Date of
	December 31,	October 28,
	2009	2009

Expected life (years)	5.3	5.5
Risk-free interest rate	2.5%	2.5%
Expected volatility	85.9%	86.2%
Expected dividend yield	0%	0%

			Change in Fair Value
		At Issuance Date of	of Warrant Liability
	At December 31,	October 28,	in Year
	2009	2009	2009

Fair value of warrant liability	$3,381,520	$3,135,640	$245,880

Note 14.	Common Stock

We have neither declared nor paid dividends on any share of common stock and do not expect to do so in the foreseeable future.

StemCells, Inc.

Notes to Consolidated Financial Statements — (Continued)

Sale of common stock

Major transactions involving our common stock for the last three years include the following:

•	In November 2009, we sold 10,000,000 units to institutional investors at a price of $1.25 per unit, for gross proceeds of $12,500,000. The units, each of which consisted of one share of common stock and a warrant to purchase 0.4 shares of common stock at an exercise price of $1.50 per share, were offered as a registered direct offering under an effective shelf registration statement previously filed with and declared effective by the Securities and Exchange Commission. We received total proceeds net of offering expenses and placement agency fees of approximately $11,985,000.

•	On June 8, 2009, we filed a prospectus supplement that relates to the issuance and sale of up to $30,000,000 of our common stock, from time to time through a sales agreement with our sales agent Cantor Fitzgerald & Co (Cantor). The prospectus is a part of a registration statement that we filed with the SEC on June 25, 2008, using a “shelf” registration process. Under this shelf registration process, we may offer to sell in one or more offerings up to a total dollar amount of $100,000,000. In 2009, we sold a total of 1,830,000 shares of our common stock under this June 2009 sales agreement with Cantor at an average price per share of $1.80 for gross proceeds of approximately $3,291,000. Cantor is paid compensation equal to 3.0% of the gross proceeds pursuant to the terms of the agreement.

•	On April 1, 2009, we acquired the operations of SCS. As consideration, we issued to SCS 2,650,000 shares of common stock and waived certain commitments of SCS to repay approximately $709,000 in principal and accrued interest owed to us. The closing price of our common stock was $1.67 per share on April 1, 2009.

•	In November 2008, we sold 13,793,104 units to institutional investors at a price of $1.45 per unit, for gross proceeds of $20,000,000. The units, each of which consisted of one share of common stock and a warrant to purchase 0.75 shares of common stock at an exercise price of $2.30 per share, were offered as a registered direct offering under an effective shelf registration statement previously filed with and declared effective by the Securities and Exchange Commission. We received total proceeds net of offering expenses and placement agency fees of approximately $18,637,000.

•	In December 2006, we filed a prospectus supplement announcing the entry of a sales agreement with Cantor under which up to 10,000,000 shares may be sold from time to time under a shelf registration statement. In 2007, 2008 and 2009, we sold a total of 10,000,000 shares of our common stock under this agreement at an average price per share of $2.06 for gross proceeds of approximately $20,555,000. Cantor was paid compensation equal to 5.0% of the gross proceeds pursuant to the terms of the agreement.

Stock Issued For Technology Licenses

Under license agreements with NeuroSpheres, Ltd., we obtained an exclusive patent license covering all uses of certain neural stem cell technology. We made up-front payments to NeuroSpheres of 65,000 shares of our common stock and $50,000, and will make additional cash payments as stated milestones are achieved. Effective in 2004, we began making annual $50,000 payments, creditable against certain royalties. Effective 2008, as part of an indemnification agreement with NeuroSpheres, we offset the annual $50,000 obligation against litigation costs incurred under that agreement. The estimated balance for future offsets is included under “Other assets, non-current” on our accompanying Consolidated Balance Sheets. We have concluded that the estimated balance of $750,000 as of December 31, 2009 is a fair estimate and realizable against future milestone and royalty payments to NeuroSpheres, and that litigation costs incurred after December 31, 2009 will be expensed as incurred. Management will reevaluate this estimate on a quarterly basis based on actual costs and other relevant factors.

Pursuant to the terms of a license agreement with the California Institute of Technology (Cal Tech) and our acquisition of its wholly owned subsidiary, StemCells California, we issued 14,513 shares of common stock to Cal Tech. We issued an additional 12,800 shares of common stock to Cal Tech with a market value of approximately

StemCells, Inc.

Notes to Consolidated Financial Statements — (Continued)

$40,000 in May 2000, upon execution of an amendment adding four families of patent applications to the license agreement. In August 2002, we acquired an additional license from Cal Tech for a different technology, pursuant to which we issued 27,535 shares of our common stock with a market value of approximately $35,000. We also issued (with a market value of approximately $10,000 each year), 5,900 shares in 2009, 6,924 shares in 2008, 3,865 shares in 2007 of our common stock to Cal Tech for the issuance and annual license fees of two patents covered under this additional license.

Common Stock Reserved

We reserved the following shares of common stock for the exercise of options, warrants and other contingent issuances of common stock, as of December 31, 2009:

Shares reserved for share based compensation	13,974,080
Shares reserved for warrants related to financing transactions	14,344,828
Shares reserved for license agreements	79,463
Shares reserved for possible future issuances under an effective shelf registration	41,389,496

Total	69,787,867

Note 15.	Deferred Revenue

Deferred Revenue related to Licensing Agreement

In August 2006, we entered an agreement with Stem Cell Therapeutics (SCT), a Canadian corporation, granting it a non-exclusive, royalty-bearing license to use several of our patents for treating specified diseases of the central nervous system; the grant does not include any rights to cell transplantation. SCT granted StemCells a royalty-free non-exclusive license to certain of its patents for research and development and a royalty-bearing non-exclusive for certain commercial purposes. SCT paid an up-front license fee; the license also provides for other payments including annual maintenance, milestones, and royalties. The up-front license fee is being amortized and recognized as revenue over a period of 12 years. At December 31, 2009, the unamortized amount of deferred revenue related to this agreement was approximately $174,000.

Deferred Revenue related to grants

In acquiring the operations of SCS in April 2009, we acquired research programs that were funded by grants awarded by the European Union. The amount of deferred revenue to be recognized for these grants at December 31, 2009 was approximately $76,000.

Note 16.	401(k) Plan

Our 401(k) Plan covers substantially all of our employees. Participants in the plan are permitted to contribute a fixed percentage of their total annual cash compensation to the plan (subject to the maximum employee contribution defined by law). We match 50% of employee contributions, up to a maximum of 6% of each employee’s eligible compensation in the form of shares of common stock. We recorded an expense of $168,000 in 2009, $181,000 in 2008, and $179,000 in 2007 for our contributions under our 401(k) Plan.

StemCells, Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 17.	Income Taxes

Loss before income taxes is attributed to the following geographic locations for the years ended December 31,

	2009	2008

United States	$25,180,792	$29,086,777
Foreign	1,845,619	—

Total loss before taxes	$27,026,411	$29,086,777

We follow authoritative guidance regarding accounting for uncertainty in income taxes, which prescribes a recognition threshold a tax position is required to meet before being recognized in the financial statements. As of December 31,2009 and 2008, we have not recorded any unrecognized tax benefits. Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities at December 31 are as follows:

	2009	2008

Deferred tax assets:
Capitalized research and development costs	$44,748,000	$38,670,000
Net operating losses	47,979,000	42,247,000
Research and development credits	7,129,000	6,671,000
Accrued wind down cost	1,429,000	1,780,000
Stock-based compensation	723,000	465,000
Impaired asset	332,000	833,000
Fixed assets	190,000	131,000
Other	525,000	327,000

	103,055,000	91,124,000
Valuation allowance	(102,280,000)	(91,124,000)

Total deferred tax assets	$775,000	$—

Deferred tax liability:
Intangible assets	(775,000)	—

Total deferred tax liability	$(775,000)	$—

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $11,156,000 in 2009, $8,002,000 in 2008, and $8,632,000 in 2007.

As of December 31, 2009, we had the following:

•	Net operating loss carry forwards for federal income tax purposes of approximately $126,338,000 which expire in the years 2010 through 2029.

•	Federal research and development tax credits of approximately $5,025,000 which expire in the years 2010 through 2029.

•	Net operating loss carry forwards for state income tax purposes of approximately $36,212,000 which expire in the years 2010 through 2030.

StemCells, Inc.

Notes to Consolidated Financial Statements — (Continued)

•	State research and development tax credits of approximately $3,189,000 ($2,105,000 net of federal tax effect) which do not expire.

•	Net operating loss carryforwards in foreign jurisdictions of approximately $10,185,000 which do not expire.

Utilization of the federal and state net operating loss and federal and state research and development tax credit carryforwards may be subject to annual limitations due to the ownership percentage change provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the inability to fully offset future annual taxable income and could result in the expiration of the net operating loss carryforwards before utilization. Utilization of foreign net operating loss carryforwards may be limited or disallowed under similar foreign income tax provisions.

The effective tax rate as a percentage of income before income taxes differs from the statutory federal income tax rate (when applied to income before income taxes) for the years ended December 31 as follows:

	2009	2008	2007

Statutory federal income tax (benefit) rate	(34)%	(34)%	(34)%
State income tax (benefit) rate	(6)	(6)	(6)
Increase resulting from:
Expenses not deductible for taxes	4.9	5.8	4.9
Increase in valuation allowance	35.1	34.2	35.1

Effective tax (benefit) rate	0%	0%	0%

Our policy is to recognize interest and penalties related to income tax matters in income tax expense. Because we have no tax liabilities, no tax-related interest and penalties have been expensed in our consolidated statements of operations during 2009 or accrued as a liability in our consolidated balance sheets at December 31, 2009. We do not anticipate any significant changes to total unrecognized tax benefits as a result of settlement of audits or the expiration of statute of limitations within the next twelve months.

We file U.S. federal income tax returns, as well as tax returns with the State of California and the State of Rhode Island. Due to the carry forward of unutilized net operating losses and research and development credits, our federal tax returns from 1995 forward remain subject to examination by the Internal Revenue Service, and our State of California tax returns from 2000 forward and our State of Rhode Island tax returns from 2005 forward remain subject to examination by the respective state tax authorities. We file income tax returns in various foreign jurisdictions. Tax years from 2007 forward remain subject to examination by the appropriate foreign governmental agencies.

Note 18.	Subsequent Events

In February 2010, we sold in aggregate 830,500 shares of our common stock under our June 2009 sales agreement with Cantor, at an average price of $1.23 per share for gross proceeds of approximately $1,024,000. Cantor is paid compensation equal to 3.0% of the gross proceeds pursuant to the terms of the agreement.

*****

QUARTERLY FINANCIAL DATA (unaudited)

	2009 Quarter Ended
	December 31	September 30	June 30	March 31
	(In thousands, except per share amounts)

Total revenue(1)	$418	$253	$265	$57
Cost of Sales(1)	60	141	60	—
Operating expenses	8,438	7,095	7,597	6,980
Other income (expense), net(2)	2,847	1,838	24	(2,358)
Net loss	(5,234)	(5,145)	(7,366)	(9,282)
Basic and diluted net loss per share	$(0.05)	$(0.05)	$(0.07)	$(0.10)

	2008 Quarter Ended
	December 31	September 30	June 30	March 31
	(In thousands, except per share amounts)

Total revenue	$172	$12	$30	$17
Operating expenses	7,270	5,857	6,929	6,914
Other income, net(3)	(2,985)	101	183	352
Net loss	(10,082)	(5,744)	(6,716)	(6,545)
Basic and diluted net loss per share	$(0.11)	$(0.07)	$(0.08)	$(0.09)

(1)	As of April 1, 2009, includes product sales derived from the media and reagent technology owned through our acquisition of SCS operations — see Note 5.

(2)	Other expense, net, includes in aggregate for all quarters of 2009 a gain of $1,898,603 relating to the change in fair value of our warrant liability — see Note 13.

(3)	Other expense, net, for the quarter ended December 31, 2009, includes a loss of $937,241 relating to the change in fair value of our warrant liability — see Note 13, and a $2,082,894 other than temporary impairment of marketable securities — see Note 2.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the fiscal year 2009, the Company periodically tested the design and operating effectiveness of its internal control over financial reporting. Among other matters, the Company sought in its evaluation to determine whether there were any “significant deficiencies” or “material weakness” in its internal control over financial reporting, or whether it had identified any acts of fraud involving management or other employees.

Based on the above evaluation, the Company’s chief executive officer and chief financial officer have concluded that as of December 31, 2009, the Company’s internal control over financial reporting were effective. Nonetheless, it is important to acknowledge that due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s internal control over financial reporting as of December 31, 2009 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders
StemCells, Inc.

We have audited StemCells, Inc. (a Delaware corporation) and subsidiaries’ (collectively, the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, StemCells, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of StemCells, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 10, 2010 expressed an unqualified opinion thereon.

/s/  GRANT THORNTON LLP

San Francisco, California
March 10, 2010

Item 9B.	Other Information

None

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers

Below are the name, age and principal occupations for the last five years of each executive officer of StemCells, Inc., as of February 28, 2010. All such persons have been elected to serve until their successors are elected and qualified or until their earlier resignation or removal.

Martin M. McGlynn, President and Chief Executive Officer	63	Martin M. McGlynn joined the company on January 2001, when he was appointed President and Chief Executive Officer of the company and of its wholly-owned subsidiary, StemCells California, Inc. He was elected to the Board of Directors in February 2001.
Ann Tsukamoto, Ph.D. Executive Vice President, Research and Development	57	Ann Tsukamoto, Ph.D., joined the company in November 1997 as Senior Director of Scientific Operations; was appointed Vice President, Scientific Operations in June 1998; Vice President, Research and Development in February 2002; and Chief Operating Officer, with responsibility for the company’s research and development efforts, in November 2006. In October 2008, Dr. Tsukamoto was appointed to the newly created position of Executive Vice President, Research and Development with responsibility for the Company’s scientific and clinical development programs.
Rodney K.B. Young, Chief Financial Officer and Vice President, Finance and Administration	47	Rodney K.B. Young joined the company in September 2005 as Chief Financial Officer and Vice President, Finance. In November 2006 he became CFO and Vice President, Finance and Administration. He is responsible for functions that include Finance, Information Technology and Investor Relations. From 2003 to 2005, Mr. Young was Chief Financial Officer and a director of Extropy Pharmaceuticals, Inc., a private biopharmaceutical company focused on developing drugs for pediatric indications.
Stewart Craig, Ph.D. Senior Vice President, Development and Operations	48	Stewart Craig, Ph.D., joined the company in September 2008 with responsibilities for Development, Manufacturing, Regulatory, Quality Systems and Facilities. From 2005 to 2008, Dr. Craig was Chief Technology Officer and Vice President of Progenitor Cell Therapy, a contract services provider for research, development, manufacture and commercialization of cell-based therapies, prior to which he has held executive positions at Xcyte Therapies, Osiris Therapeutics and SyStemix.
Kenneth Stratton General Counsel	41	Kenneth Stratton joined the company in February 2007 as General Counsel, with responsibility for corporate compliance and legal affairs. In March 2008, he assumed responsibilities for the Human Resources function. Prior to StemCells, Mr. Stratton served as Deputy General Counsel for Threshold Pharmaceuticals and as Senior Legal Counsel for Medtronic’s Vascular business unit.

Directors

Below are the name, age and principal occupations for the last five years of each Director of StemCells, Inc., as of February 29, 2010. Directors are elected to staggered three year terms.

Eric H. Bjerkholt	50	Eric H. Bjerkholt was elected to the Board of Directors in March 2004. Mr. Bjerkholt joined Sunesis Pharmaceuticals, Inc., in 2004 as Senior Vice President and Chief Financial Officer. Since February 2007, he has served as Senior Vice President, Corporate Development and Finance, and Chief Financial Officer. From 2002 to 2004, Mr. Bjerkholt was Senior Vice President and Chief Financial Officer at IntraBiotics Pharmaceuticals, Inc.
Ricardo B. Levy, Ph.D.	65	Ricardo B. Levy, Ph.D. was elected to the Board of Directors in September 2001. He currently serves on several boards of directors.
Martin M. McGlynn	63	Martin M. McGlynn was elected to the Board of Directors in February 2001. He is President and Chief Executive Officer of the Company, a position he has held since January 2001.
Roger Perlmutter, M.D., Ph.D.	57	Roger M. Perlmutter, M.D., Ph.D., was elected to the Board of Directors in December 2000. He is Executive Vice President, Research and Development, of Amgen, Inc., a position he has held since January 2001.
John J. Schwartz, Ph.D.	75	John J. Schwartz, Ph.D., was elected to the Board of Directors in December 1998 and was elected Chairman of the Board at the same time. He is currently President of Quantum Strategies Management Company.
Irving Weissman, M.D.	70	Irving L. Weissman, M.D., was elected to the Board of Directors in September 1997. He is the Virginia and Daniel K. Ludwig Professor of Cancer Research, Professor of Pathology and Professor of Developmental Biology at Stanford. Director, Institute of Stem Cell Biology and Regenerative Medicine,

Certain other information required by this Item regarding our officers, directors, and corporate governance is incorporated herein by reference to the information appearing under the headings “Information About Our Directors” and “Information About Ownership of Our Common Stock” in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2009 (the “2010 Proxy Statement”).

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from Item 5 of this Annual Report on Form 10-K and our Proxy Statement for the 2010 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from Item 5 of this Annual Report on Form 10-K and from our Proxy Statement for the 2010 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from our Proxy Statement for the 2010 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our Proxy Statement for the 2010 Annual Meeting of Stockholders.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are included as part of this Annual Report on Form 10-K.

(1) Financial Statements.

The financial statements filed as part of this Report are listed and indexed under Item 8 above.

(2) Financial Statement Schedules.

Schedules are not included herein because they are not applicable or the required information appears in the Financial Statements or Notes thereto.

(3) Exhibits.

The documents set forth below are filed herewith or incorporated by reference to the location indicated.

Exhibit No.		Title or Description

3.1		Restated Certificate of Incorporation of the Registrant(1)
3.2		Amended and Restated By-Laws of the Registrant(2)
4.1		Specimen Common Stock Certificate(3)
4.2		Form of Warrant Certificate issued to certain purchasers of the Registrant’s common stock in November 2008(4)
4.3		Form of Warrant Certificate issued to certain purchasers of the Registrant’s common stock in November 2009(5)
10.1		Form of at-will Employment Agreement between the Registrant and most of its employees(6)
10.2		Form of Agreement for Consulting Services between the Registrant and the members of its Scientific Advisory Board(7)
10	.3 #	Cytotherapeutics, Inc. 1992 Equity Incentive Plan(7)
10	.4 #	1992 Stock Option Plan for Non-Employee Directors(7)
10.5		Lease Agreement, dated as of August 1, 1992, between the Registrant and the Rhode Island Industrial Facilities Corporation(8)
10.6		First Amendment to Lease Agreement, dated as of September 15, 1994, between Registrant and the Rhode Island Industrial Facilities Corporation(8)
10.7		Lease Agreement, dated as of November 21, 1997, by and between Hub RI Properties Trust, as Landlord, and CytoTherapeutics, Inc., as Tenant(9)
10.8		Consulting Agreement, dated as of September 25, 1997, between Dr. Irving Weissman and the Registrant(10)
10.9		StemCells, Inc. 1996 Stock Option Plan(11)
10	.10 #	1997 StemCells Research Stock Option Plan (the “1997 Plan”)(11)
10	.11 #	Form of Performance-Based Incentive Option Agreement issued under the 1997 Plan(11)
10.12		License Agreement, dated April 1, 1997, by and among Registrant, NeuroSpheres Ltd. and NeuroSpheres Holdings Ltd. (the “1997 NeuroSpheres license agreement”)(12)
10	.13 &	License Agreement, dated as of October 30, 2000, between the Registrant and NeuroSpheres Holdings Ltd. (the “2000 NeuroSpheres license agreement”)(13)
10	.14 #	Letter Agreement, dated January 2, 2001, between the Registrant and Martin McGlynn(13)
10.15		Lease, dated February 1, 2001, between the Board of Trustees of Stanford University and the Registrant(13)

Exhibit No.		Title or Description

10.16		Third Amendment to Lease, dated October 12, 2009, between Registrant and The Board of Trustees of the Leland Stanford Junior University(14)
10	.17 #	2001 Equity Incentive Plan(15)
10	.18 #	StemCells, Inc. Amended and Restated 2004 Equity Incentive Plan(16)
10	.19 &	License Agreement, dated as of July 1, 2005, between the Registrant and ReNeuron Limited(17)
10	.20 #	Letter Agreement, effective as of September 6, 2005, between the Registrant and Rodney K.B. Young(18)
10.21		Side Letter, dated October 30, 2000, between the Registrant and NeuroSpheres Ltd. regarding the 1997 and 2000 NeuroSpheres license agreements(13)
10	.22*	Side Letter, dated March 21, 2002, between the Registrant and NeuroSpheres Ltd. and NeuroSpheres Holdings Ltd. regarding the 2000 NeuroSpheres license agreement
10	.23*	Side Letter, dated July 2, 2003, between the Registrant and NeuroSpheres Ltd. and NeuroSpheres Holdings Ltd. regarding the 2000 NeuroSpheres license agreement
10	.24 &*	Side Letter, dated March 9, 2005, between the Registrant and NeuroSpheres Ltd. and NeuroSpheres Holdings Ltd. regarding the 2000 NeuroSpheres license agreement
10.25		Indemnification Agreement, dated July 9, 2008, between the Registrant and NeuroSpheres Holdings, Ltd.(19)
10.26		Asset Purchase Agreement, dated March 1, 2009, between the Registrant and Stem Cell Sciences Plc(20)
10	.27 #*	Letter Agreement, effective as of February 2, 1998, between the Registrant and Ann Tsukamoto
10	.28 #*	Memorandum of Agreement, effective as of July 17, 2000, between the Registrant and Ann Tsukamoto
10	.29 #*	Letter Agreement, effective as of July 24, 2008, between the Registrant and Stewart Craig
10	.30 #*	Letter Agreement, effective as of February 2, 2007, between the Registrant and Kenneth B. Stratton
10	.31 #*	Letter Agreement, effective as of August 6, 2009, between the Registrant and Kenneth B. Stratton
10	.32 &*	License Agreement, dated as of January 31, 2006, between Stem Cell Sciences (Australia) Pty Limited and The University of Edinburgh
21*		Subsidiaries of the Registrant
23	.1*	Consent of Grant Thornton, LLP, Independent Registered Public Accounting Firm
31	.1*	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Martin McGlynn, Chief Executive Officer)
31	.2*	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rodney K.B. Young, Chief Financial Officer)
32	.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Martin McGlynn, Chief Executive Officer)
32	.2*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rodney K.B. Young, Chief Financial Officer)

#	Indicates management compensatory plan, contract or arrangement.

&	Confidential treatment requested as to certain portions. Material has been omitted and separately filed with the Commission.

*	Filed herewith.

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and filed on March 15, 2007.

(2)	Incorporated by reference to the Registrant’s current report on Form 8-K on May 7, 2007.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-151891.

(4)	Incorporated by reference to the Registrant’s current report on Form 8-K on November 12, 2008.

(5)	Incorporated by reference to the Registrant’s current report on Form 8-K on October 28, 2009.

(6)	Incorporated by reference to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2008 and filed on March 16, 2009.

(7)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 33-45739.

(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 33-85494.

(9)	Incorporated by reference to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 1997 and filed on March 30, 1998.

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and filed on November 14, 1997.

(11)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, File No. 333-37313.

(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005 and filed on March 22, 2006.

(13)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and filed on April 2, 2001.

(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

(15)	Incorporated by reference to the Registrant’s definitive proxy statement filed May 1, 2001.

(16)	Incorporated by reference to the Registrants Registration Statement on Form S-8, File No. 333-118263.

(17)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(18)	Incorporated by reference to the Registrant’s current report on Form 8-K filed on September 7, 2005.

(19)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

(20)	Incorporated by reference to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2008 and filed on March 16, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEMCELLS, INC.

By:	/s/ MARTIN MCGLYNN
Martin McGlynn
PRESIDENT AND CHIEF
EXECUTIVE OFFICER

Dated: March 10, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Martin McGlynn Martin McGlynn	President and Chief Executive Officer and Director (principal executive officer)	March 10, 2010

/s/ Rodney K.B. Young Rodney K.B. Young	Chief Financial Officer (principal financial officer)	March 10, 2010

/s/ George Koshy George Koshy	Chief Accounting Officer (principal accounting officer)	March 10, 2010

Eric Bjerkholt	Director

/s/ Ricardo B. Levy, Ph.D. Ricardo B. Levy, Ph.D.	Director	March 9, 2010

/s/ Roger M. Perlmutter, M.D. Roger M. Perlmutter, M.D.	Director	March 10, 2010

/s/ John J. Schwartz, Ph. D. John J. Schwartz, Ph. D.	Director, Chairman of the Board	March 9, 2010

Irving L. Weissman, M.D.	Director

Exhibit Index

Exhibit No.		Title or Description

3.1		Restated Certificate of Incorporation of the Registrant(1)
3.2		Amended and Restated By-Laws of the Registrant(2)
4.1		Specimen Common Stock Certificate(3)
4.2		Form of Warrant Certificate issued to certain purchasers of the Registrant’s common stock in November 2008(4)
4.3		Form of Warrant Certificate issued to certain purchasers of the Registrant’s common stock in November 2009(5)
10.1		Form of at-will Employment Agreement between the Registrant and most of its employees(6)
10.2		Form of Agreement for Consulting Services between the Registrant and the members of its Scientific Advisory Board(7)
10	.3 #	Cytotherapeutics, Inc. 1992 Equity Incentive Plan(7)
10	.4 #	1992 Stock Option Plan for Non-Employee Directors(7)
10.5		Lease Agreement, dated as of August 1, 1992, between the Registrant and the Rhode Island Industrial Facilities Corporation(8)
10.6		First Amendment to Lease Agreement, dated as of September 15, 1994, between Registrant and the Rhode Island Industrial Facilities Corporation(8)
10.7		Lease Agreement, dated as of November 21, 1997, by and between Hub RI Properties Trust, as Landlord, and CytoTherapeutics, Inc., as Tenant(9)
10.8		Consulting Agreement, dated as of September 25, 1997, between Dr. Irving Weissman and the Registrant(10)
10.9		StemCells, Inc. 1996 Stock Option Plan(11)
10	.10 #	1997 StemCells Research Stock Option Plan (the “1997 Plan”)(11)
10	.11 #	Form of Performance-Based Incentive Option Agreement issued under the 1997 Plan(11)
10.12		License Agreement, dated April 1, 1997, by and among Registrant, NeuroSpheres Ltd. and NeuroSpheres Holdings Ltd. (the “1997 NeuroSpheres license agreement”)(12)
10	.13 &	License Agreement, dated as of October 30, 2000, between the Registrant and NeuroSpheres Holdings Ltd. (the “2000 NeuroSpheres license agreement”)(13)
10	.14 #	Letter Agreement, dated January 2, 2001, between the Registrant and Martin McGlynn(13)
10.15		Lease, dated February 1, 2001, between the Board of Trustees of Stanford University and the Registrant(13)
10.16		Third Amendment to Lease, dated October 12, 2009, between Registrant and The Board of Trustees of the Leland Stanford Junior University(14)
10	.17 #	2001 Equity Incentive Plan(15)
10	.18 #	StemCells, Inc. Amended and Restated 2004 Equity Incentive Plan(16)
10	.19 &	License Agreement, dated as of July 1, 2005, between the Registrant and ReNeuron Limited(17)
10	.20 #	Letter Agreement, effective as of September 6, 2005, between the Registrant and Rodney K.B. Young(18)
10.21		Side Letter, dated October 30, 2000, between the Registrant and NeuroSpheres Ltd. regarding the 1997 and 2000 NeuroSpheres license agreements(13)
10	.22*	Side Letter, dated March 21, 2002, between the Registrant and NeuroSpheres Ltd. and NeuroSpheres Holdings Ltd. regarding the 2000 NeuroSpheres license agreement
10	.23*	Side Letter, dated July 2, 2003, between the Registrant and NeuroSpheres Ltd. and NeuroSpheres Holdings Ltd. regarding the 2000 NeuroSpheres license agreement
10	.24 &*	Side Letter, dated March 9, 2005, between the Registrant and NeuroSpheres Ltd. and NeuroSpheres Holdings Ltd. regarding the 2000 NeuroSpheres license agreement

Exhibit No.		Title or Description

10.25		Indemnification Agreement, dated July 9, 2008, between the Registrant and NeuroSpheres Holdings, Ltd.(19)
10.26		Asset Purchase Agreement, dated March 1, 2009, between the Registrant and Stem Cell Sciences Plc(20)
10	.27 #*	Letter Agreement, effective as of February 2, 1998, between the Registrant and Ann Tsukamoto
10	.28 #*	Memorandum of Agreement, effective as of July 17, 2000, between the Registrant and Ann Tsukamoto
10	.29 #*	Letter Agreement, effective as of July 24, 2008, between the Registrant and Stewart Craig
10	.30 #*	Letter Agreement, effective as of February 2, 2007, between the Registrant and Kenneth B. Stratton
10	.31 #*	Letter Agreement, effective as of August 6, 2009, between the Registrant and Kenneth B. Stratton
10	.32 &*	License Agreement, dated as of January 31, 2006, between Stem Cell Sciences (Australia) Pty Limited and The University of Edinburgh
21*		Subsidiaries of the Registrant
23	.1*	Consent of Grant Thornton, LLP, Independent Registered Public Accounting Firm
31	.1*	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Martin McGlynn, Chief Executive Officer)
31	.2*	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rodney K.B. Young, Chief Financial Officer)
32	.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Martin McGlynn, Chief Executive Officer)
32	.2*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rodney K.B. Young, Chief Financial Officer)

#	Indicates management compensatory plan, contract or arrangement.

&	Confidential treatment requested as to certain portions. Material has been omitted and separately filed with the Commission.

*	Filed herewith.

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and filed on March 15, 2007.

(2)	Incorporated by reference to the Registrant’s current report on Form 8-K on May 7, 2007.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-151891.

(4)	Incorporated by reference to the Registrant’s current report on Form 8-K on November 12, 2008.

(5)	Incorporated by reference to the Registrant’s current report on Form 8-K on October 28, 2009.

(6)	Incorporated by reference to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2008 and filed on March 16, 2009.

(7)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 33-45739.

(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 33-85494.

(9)	Incorporated by reference to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 1997 and filed on March 30, 1998.

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and filed on November 14, 1997.

(11)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, File No. 333-37313.

(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005 and filed on March 22, 2006.

(13)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and filed on April 2, 2001.

(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

(15)	Incorporated by reference to the Registrant’s definitive proxy statement filed May 1, 2001.

(16)	Incorporated by reference to the Registrants Registration Statement on Form S-8, File No. 333-118263.

(17)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(18)	Incorporated by reference to the Registrant’s current report on Form 8-K filed on September 7, 2005.

(19)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

(20)	Incorporated by reference to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2008 and filed on March 16, 2009.