Form 10-Q
period 2010-03-31
STEMCELLS INC
filed 2010-05-04
CIK 883975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended: March 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
At April 30, 2010, there were 119,673,325 shares of Common Stock, $.01 par value, issued and outstanding.

STEMCELLS, INC.
NOTE REGARDING REFERENCES TO US AND OUR COMMON STOCK
Throughout this Form 10-Q, the words “we,” “us,” “our,” and “StemCells” refer to StemCells, Inc., including our directly and indirectly wholly-owned subsidiaries. “Common stock” refers to the common stock, $.01 par value, of StemCells, Inc.

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
STEMCELLS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$31,336,987	$38,617,977
Marketable securities, current	156,730	196,995
Trade receivables	41,522	87,019
Other receivables	406,702	679,034
Prepaid assets	695,446	560,144

Total current assets	32,637,387	40,141,169
Property, plant and equipment, net	2,637,181	2,856,695
Other assets, non-current	2,541,086	2,525,185
Goodwill	1,852,189	2,019,679
Other intangible assets, net	3,330,750	3,647,596

Total assets	$42,998,593	$51,190,324

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,017,848	$890,582
Accrued expenses and other current liabilities	1,979,764	3,760,438
Accrued wind-down expenses, current	1,512,062	1,449,810
Deferred revenue, current	186,119	119,542
Capital lease obligation, current	64,620	68,000
Deferred rent, current	41,273	80,392
Bonds payable, current	165,000	161,250

Total current liabilities	4,966,686	6,530,014
Capital lease obligation, non-current	69,494	85,826
Bonds payable, non-current	656,250	698,750
Fair value of warrant liability	8,160,619	9,676,968
Deposits and other long-term liabilities	466,211	466,211
Accrued wind-down expenses, non-current	2,788,815	3,056,675
Deferred rent, non-current	40,281	50,600
Deferred revenue, non-current	126,007	130,213

Total liabilities	17,274,363	20,695,257
Commitments and contingencies (Note 8)
Stockholders’ equity:.
Common stock, $0.01 par value; 250,000,000 shares authorized; issued and outstanding 119,622,033 at March 31, 2010 and 118,349,587 at December 31, 2009	1,196,219	1,183,495
Additional paid-in capital	316,635,781	314,944,784
Accumulated deficit	(292,152,010)	(286,027,935)
Accumulated other comprehensive income	44,240	394,723

Total stockholders’ equity	25,724,230	30,495,067

Total liabilities and stockholders’ equity	$42,998,593	$51,190,324

See Notes to Condensed Consolidated Financial Statements.

STEMCELLS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	March 31,
	2010	2009
Revenue:
Revenue from licensing agreements and grants	$113,849	$56,603
Revenue from product sales	116,424	—

Total revenue	230,273	56,603
Cost of product sales	(43,762)	—

Gross profit	186,511	56,603
Operating expenses:
Research and development	5,037,514	4,235,788
Selling, general and administrative	2,584,742	2,538,913
Wind-down expenses	165,335	205,436

Total operating expenses	7,787,591	6,980,137

Loss from operations	(7,601,080)	(6,923,534)
Other income (expense):
Realized gain on sale of marketable securities	—	397,866
Change in fair value of warrant liability	1,516,349	(2,755,448)
Interest income	594	41,947
Interest expense	(25,500)	(28,175)
Other expense	(14,438)	(14,210)

Total other income (expense), net	1,477,005	(2,358,020)

Net loss	$(6,124,075)	$(9,281,554)

Basic and diluted net loss per share	$(0.05)	$(0.10)
Shares used to compute basic and diluted loss per share	118,959,136	96,048,288
See Notes to Condensed Consolidated Financial Statements.

STEMCELLS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(6,124,075)	$(9,281,554)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	418,307	298,347
Stock-based compensation	1,018,972	981,015
Gain on sale of marketable securities	—	(397,868)
Change in fair value of warrant liability	(1,516,349)	2,755,448
Changes in operating assets and liabilities:
Trade receivables	41,568	—
Other receivables	300,765	54,976
Prepaid and other current assets	(138,508)	250,236
Other assets, non-current	(17,588)	6,020
Accounts payable and accrued expenses	(1,614,964)	(180,823)
Accrued wind-down expenses	(201,175)	(176,779)
Deferred revenue	74,198	(14,362)
Deferred rent	(49,437)	(76,287)

Net cash used in operating activities	(7,808,286)	(5,781,631)
Cash flows from investing activities:
Proceeds from the sale of marketable securities	—	3,612,750
Payment of advances under notes receivable	—	(415,000)
Purchases of property, plant and equipment	(78,871)	(277,436)

Net cash provided by (used in) investing activities	(78,871)	2,920,314

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	1,044,907	6,744,958
Proceeds from the exercise of stock options	636	75,064
Proceeds from the exercise of warrants	—	331,501
Payments related to net share issuance of stock based awards	(360,793)	(380,548)
Proceeds from (repayment of) capital lease obligations	(19,713)	140,658
Repayment of bonds payable	(38,750)	(36,250)

Net cash provided by financing activities	626,287	6,875,383

Increase (decrease) in cash and cash equivalents	(7,260,870)	4,014,066
Effects of foreign exchange rate changes on cash	(20,120)	—
Cash and cash equivalents, beginning of period	38,617,977	30,042,986

Cash and cash equivalents, end of period	$31,336,987	$34,057,052

Supplemental disclosure of cash flow information:
Interest paid	$25,500	$28,175

See Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2010 and 2009
Note 1. Summary of Significant Accounting Policies
Nature of Business
     StemCells, Inc., a Delaware corporation, is a biopharmaceutical company that operates in one segment, the research, development, and commercialization of stem cell therapeutics and related technologies.
     The accompanying financial data as of and for the three months ended March 31, 2010 and 2009 has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2009 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. However, we believe that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
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
     Significant estimates include the following:
•	the grant date fair value of stock-based awards recognized as compensation expense (see Note 6, “Stock-Based Compensation”);
•	accrued wind-down expenses (see Note 7, “Wind-Down Expenses”);
•	the fair value of warrants recorded as a liability (see Note 9, “Warrant Liability”); and
•	the fair value of goodwill and other intangible assets (see Note 5, “Goodwill and Other Intangible Assets”).

Financial Instruments
  Cash and Cash Equivalents
     We consider money market accounts, money market funds and investments with an average maturity of 90 days or less from the date of purchase to be cash equivalents.
  Marketable Securities
     Our existing marketable securities are designated as available-for-sale securities. These securities are carried at fair value (see Note 2, “Financial Instruments”), with the unrealized gains and losses reported as a component of stockholders’ equity. Management determines the appropriate designation of its investments (current or non-current) in marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. The cost of securities sold is based upon the specific identification method.
     If the estimated fair value of a security is below its carrying value, we evaluate whether we have the intent and ability to retain our investment for a period of time sufficient to allow for any anticipated recovery to the cost of the investment, and whether evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Other-than-temporary declines in estimated fair value of all marketable securities are charged to “Other income (expense), net.” No such impairment was recognized during the three months ended March 31, 2010 or 2009.
  Other Receivables
     Our receivables generally consist of interest income on our financial instruments, revenue from licensing agreements and grants, revenue from product sales, and rent from our sub-lease tenants.
Goodwill and Other Intangible Assets
     Goodwill and intangible assets are primarily from a business acquisition accounted for under the purchase method. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. We test goodwill for impairment on an annual basis or more frequently if we believe indicators of impairment exist. Intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited. Intangible assets with finite useful lives are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Prior to fiscal year 2001, we capitalized certain patent costs, which are being amortized over the estimated lives of the patents and would be expensed at the time such patents are deemed to have no continuing value. Since 2001, all patent costs are expensed as incurred. License costs are capitalized and amortized over the estimated life of the license agreement.
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
     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three months ended March 31,
	2010	2009
Net loss	$(6,124,075)	$(9,281,554)
Weighted average shares outstanding used to compute basic and diluted net loss per share	118,959,136	96,048,288
Basic and diluted net loss per share	$(0.05)	$(0.10)
     The following outstanding potentially dilutive common stock equivalents were excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive as of March 31:

	2010	2009
Options	9,830,870	8,355,287
Restricted stock units	1,777,151	1,350,000
Warrants	14,344,828	11,425,354

Total	25,952,849	21,130,641

Comprehensive Loss
     Comprehensive loss is comprised of net losses and other comprehensive loss or income (OCL). OCL includes certain changes in stockholders’ equity that are excluded from net losses. Specifically, we include in OCL changes in unrealized gains and losses on our marketable securities and unrealized gains and losses on foreign currency translations. Accumulated other comprehensive income was $44,240 as of March 31, 2010 and $394,723 as of December 31, 2009.
     The activity in OCL was as follows:

	Three months ended March 31,
	2010	2009
Net loss	$(6,124,075)	$(9,281,554)
Net change in unrealized gains and losses on marketable securities	(40,265)	50,484
Net change in unrealized gains and losses on foreign currency translations	(310,218)	—

Comprehensive loss	$(6,474,558)	$(9,231,070)

Recent Accounting Pronouncements
     In January 2010, the Financial Accounting Standards Board (FASB), issued new standards to update and amend existing standards on Fair Value Measurements and Disclosures. These standards require new disclosures on the amount and reason for transfers in and out of Level 1 and Level 2 fair value measurements. The standards also require disclosure of activities in Level 3 fair value measurements that use significant unobservable inputs, including purchases, sales, issuances, and settlements. The standards also clarify existing disclosure requirements on levels of disaggregation, which requires fair value measurement disclosure for each class of assets and liabilities, and disclosures about valuation techniques and inputs used to measure fair value of recurring and non recurring fair value measurements that fall in ether Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for our interim and annual reporting periods beginning January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for our fiscal year beginning January 1, 2011. We do not expect the adoption of these new standards on January 1, 2011 to have a material effect on our consolidated financial condition and results of operations.
     In April 2010, FASB issued Accounting Standards Update (ASU), Revenue Recognition—Milestone Method, which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a study or achieving a specific result from the research or development efforts. The amendments in this ASU provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. The ASU is effective for fiscal years and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. This ASU is effective for our interim and annual reporting periods beginning January 1, 2011. We are currently evaluating the impact, if any on our financial condition and results of operations.

Note 2. Financial Instruments
     The following table summarizes the fair value of our cash, cash equivalents and available-for-sale marketable securities held in our current investment portfolio:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value
March 31, 2010
Cash	$383,733	$—	$—	$383,733
Cash equivalents	30,953,254	—	—	30,953,254
Marketable equity securities, current	74,456	82,274	—	156,730

Total cash, cash equivalents, and marketable securities	$31,411,443	$82,274	$—	$31,493,717

December 31, 2009
Cash	$1,064,148	$—	$—	$1,064,148
Cash equivalents	37,553,829	—	—	37,553,829
Marketable equity securities, current	74,456	122,539	—	196,995

Total cash, cash equivalents, and marketable securities	$38,692,433	$122,539	$—	$38,814,972

     Gross unrealized gains and losses on cash equivalents were not material at March 31, 2010 and December 31, 2009. At March 31, 2010, our cash equivalents were primarily money market funds consisting mainly of U.S. Treasury securities.
     Our investment in marketable securities consists of ordinary shares of ReNeuron Group Plc (ReNeuron), a publicly listed U.K. corporation. In July 2005, we entered into an agreement with ReNeuron under which we granted ReNeuron a license that allows ReNeuron to exploit its “c-mycER” conditionally immortalized adult human neural stem cell technology for therapy and other purposes. We received shares of ReNeuron common stock, as well as a cross-license to the exclusive use of ReNeuron’s technology for certain diseases and conditions, including lysosomal storage diseases, spinal cord injury, cerebral palsy, and multiple sclerosis. The agreement also provides for full settlement of any potential claims that either we or ReNeuron might have had against the other in connection with any putative infringement of certain of each party’s patent rights prior to the effective date of the agreement. In July and August 2005, we received approximately 8,836,000 ordinary shares of ReNeuron common stock, net of approximately 104,000 shares that were transferred to NeuroSpheres, Ltd., an Alberta corporation (NeuroSpheres), and subsequently, as a result of certain anti-dilution provisions in the agreement, we received approximately 1,261,000 more shares, net of approximately 18,000 shares that were transferred to NeuroSpheres. In February 2007, we sold 5,275,000 shares for net proceeds of approximately $3,075,000. We recognized approximately $716,000 as realized gain from this transaction. In the first quarter of 2009, we sold 2,900,000 shares of ReNeuron and received net proceeds of approximately $510,000 for a realized gain of approximately $398,000. At March 31, 2010 and December 31, 2009, we owned 1,921,924 shares of ReNeuron with a carrying and fair market value of approximately $157,000 and $197,000 respectively.
     Changes in the fair market value of our ReNeuron shares as a result of changes in market price per share or the exchange rate between the U.S. dollar and the British pound are accounted for as an unrealized gain or loss under “other comprehensive income (loss)” if deemed temporary and are not recorded as “other income (expense), net” until the shares are disposed of and a gain or loss realized. If the fair value of a security is below its carrying value, we evaluate whether we have the intent and ability to retain our investment for a period of time sufficient to allow for any anticipated recovery to the cost of the investment, and whether evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Other-than-temporary declines in estimated fair value of all marketable securities are charged to “other income (expense), net.” For the three months ended March 31, 2010, we recorded an unrealized gain of approximately $40,000.
Note 3. Fair Value Measurement
     The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.
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
     Our cash equivalents, marketable securities and bonds payable are classified within Level 1 or Level 2. This is because our cash equivalents and marketable securities are valued primarily using quoted market prices and our bonds payable are valued using alternative pricing sources and models utilizing market observable inputs. We currently do not have any Level 3 financial assets or liabilities.
     The following table presents financial assets and liabilities measured at fair value:

	Fair Value Measurement
	at Reporting Date Using
	Quoted Prices	Significant
	in Active Markets	Other
	for	Observable	As of
	Identical Assets	Inputs	March 31,
	(Level 1)	(Level 2)	2010
Assets
Cash Equivalents:
Money market funds	$30,953,254	$—	$30,953,254
Marketable Securities:
Equity securities	156,730	—	156,730

Total assets	$31,109,984	—	31,109,984

Liabilities
Bond payable	$—	$821,250	$821,250
Note 4. Acquisition of Stem Cell Sciences Plc (SCS) Operations
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
Note 5. Goodwill and Other Intangible Assets
     In March 2010, we received approximately $47,000 for an R&D tax credit due to our wholly-owned subsidiary Stem Cell Sciences (Australia) Pty Ltd. The R&D tax credit was due for the year 2007. Accordingly, the purchase price allocation for the SCS acquisition was adjusted and the gross carrying amount of goodwill recorded at the date of acquisition was reduced by that amount.

     The following table represents changes in goodwill:

Balance as of December 31, 2009	$2,019,679
Reductions (R&D credit as described above)	(47,374)
Foreign currency translation	(120,116)

Balance as of March 31, 2010	$1,852,189

     The components of our other intangible assets at March 31, 2010 are summarized below:

Net Carrying
Other Intangible Asset Class	Amount
Customer relationships and developed technology	$1,204,401
In-process research and development	1,318,857
Trade name	305,084
Patents	394,604
License agreements	107,804

Total other intangible assets	$3,330,750

     Amortization expense was approximately $131,000 in the first quarter of 2010.
Note 6. Stock-Based Compensation
     We currently grant stock-based awards under three equity incentive plans. We had 23,759,050 shares authorized to be granted under the three plans as of March 31, 2010. Under these plans we may grant various types of equity awards to our employees, directors and consultants, at prices determined by our Board of Directors, including incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, and performance-based shares. Incentive stock options may only be granted to employees under these plans with a grant price not less than the fair market value of the stock on the date of grant. We use these plans to grant shares to employees for the employer match of employee 401(k) plan contributions.
     Our stock-based compensation expense for the three months ended March 31 was as follows:

	Three months ended
	March 31,
	2010	2009
Research and development expense	$546,608	$492,587
General and administrative expense	472,364	488,428

Total employee stock-based compensation expense and effect on net loss	$1,018,972	$981,015

Effect on basic and diluted net loss per common share	$(0.01)	$(0.01)

     As of March 31, 2010, we had approximately $4,991,000 of total unrecognized compensation expense related to unvested awards of stock options and restricted stock units granted under our various stock-based plans that we expect to recognize over a weighted-average vesting period of 2.4 years.
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
     A summary of our stock option activity for the three months ended March 31, 2010 is as follows:

		Weighted-average
	Number of options	exercise price ($)
Balance at December 31, 2009	9,260,812	2.28
Granted	692,500	1.20
Exercised	(1,042)	0.61
Cancelled	(121,400)	2.02

Outstanding options at March 31, 2010	9,830,870	2.20

     The estimated weighted-average fair value of options granted in the three months ended March 31, 2010 and 2009 was approximately $0.93 and $1.40 per option, respectively. The fair value of options granted is estimated as of the date of grant using the Black-Scholes option pricing model, which requires certain assumptions as of the date of grant. The weighted-average assumptions used as of March 31, 2010 and 2009 were as follows:

	Three months ended March 31,
	2010	2009
Expected life(years)(1)	6.9	7.6
Risk-free interest rate(2)	3.1%	2.4%
Expected volatility(3)	88.8%	96.5%
Expected dividend yield(4)	0%	0%

(1)	The expected term represents the period during which our stock-based awards are expected to be outstanding. We estimated this amount based on historical experience of similar awards, giving consideration to the contractual terms of the awards, vesting requirements, and expectation of future employee behavior, including post-vesting terminations.

(2)	The risk-free interest rate is based on U.S. Treasury debt securities with maturities close to the expected term of the option as of the date of grant.

(3)	Expected volatility is based on historical volatility over the most recent historical period equal to the length of the expected term of the option as of the date of grant.

(4)	We have not historically issued any dividends, and we do not expect to in the foreseeable future.
     At the end of each reporting period, we estimate forfeiture rates based on our historical experience within separate groups of employees and adjust the stock-based compensation expense accordingly.
     A summary of changes in unvested options for the three months ended March 31, 2010 is as follows:

		Weighted-average grant
	Number of options	date fair value ($)
Unvested options at December 31, 2009	2,613,057	1.53
Granted	692,500	0.93
Vested	(298,246)	1.78
Cancelled	(85,568)	1.53

Unvested options at March 31, 2010	2,921,743	1.36

     The estimated fair value of shares vested were approximately $531,000 in the three months ended March 31, 2010.
  Restricted Stock Units
     We have granted restricted stock units (RSUs) to certain employees which entitle the holders to receive shares of our common stock upon vesting of the RSUs. The fair value of restricted stock units granted are based upon the market price of the underlying common stock as if it were vested and issued on the date of grant.
     A summary of our restricted stock unit activity for the three months ended March 31, 2010 is as follows:

		Weighted-average grant
	Number of RSUs	date fair value ($)
Balance at December 31, 2009 (1)	2,437,901	1.49
Granted (2)	30,667	1.18
Vested and converted to common shares	(650,750)	1.22
Cancelled	(40,667)	1.63

Balance unvested at March 31, 2010	1,777,151	1.58

(1)	1,061,500 of these restricted stock units vest and convert into shares of our common stock over a three year period from the date of grant: one-third of the award will vest on each grant date anniversary following the grant. 1,046,401 of these restricted stock units vest and convert into shares of our common stock over a four year period from the date of grant: one-fourth of the award will vest on each grant date anniversary following the grant. 30,000 of these restricted stock units vest and convert into shares of our common stock after one year from the date of grant. 300,000 of these restricted stock units will vest and convert into shares of our common stock subject to attainment of certain performance criteria and will be forfeited if not met.

(2)	20,667 of these restricted stock units vest and convert into shares of our common stock in May 2010. 10,000 of these restricted stock units vest and convert into shares of our common stock after one year from the date of grant.
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
     A summary of the changes in SARs for the three months ended March 31, 2010 is as follows:

Number of SARs
Outstanding at December 31, 2009	1,430,849
Granted	—
Exercised	—
Forfeited and expired	(7,996)

Outstanding SARs at March 31, 2010	1,422,853

SARs exercisable at March 31, 2010	1,310,008

     For the three months ended March 31, 2010, we re-measured the liability related to the SARs and due to a decrease in the price per share of our common stock and forfeiture, the re-measured fair value of the liability reduced compensation expense by approximately $51,000. For the same period in 2009, we recorded compensation expense of approximately $242,000.
     At March 31, 2010, approximately $46,000 of unrecognized compensation expense related to SARs is expected to be recognized over the next four months. The resulting effect on net loss and net loss per share attributable to common stockholders is not likely to be representative of the effects in future periods, due to changes in the fair value calculation which is dependent on the stock price, volatility, interest and forfeiture rates, additional grants and subsequent periods of vesting.
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
     The summary of the changes to our wind-down reserve related to this facility as of March 31, 2010 and December 31, 2009 were as follows:

	January to	January to
	March 31,	December 31,
	2010	2009
Accrued wind-down reserve at beginning of period	$3,572,000	$4,448,000
Less actual expenses recorded against estimated reserve during the period	(315,000)	(1,216,000)
Additional expense recorded to revise estimated reserve at period-end	165,000	340,000

Revised reserve at period-end	3,422,000	3,572,000
Add deferred rent at period-end	809,000	861,000

Total accrued wind-down expenses at period-end (current and non current)	$4,231,000	$4,433,000

Accrued wind-down expenses, current	$1,443,000	$1,376,000
Accrued wind-down expenses, non-current	2,788,000	3,057,000

Total accrued wind-down expenses	$4,231,000	$4,433,000

  Australia
     On April 1, 2009, as part of our acquisition of the SCS operations, we acquired operations near Melbourne, Australia. In order to reduce operating complexity and expenses, we made the decision to close our site in Australia and consolidate personnel and programs to our Cambridge, U.K. and Palo Alto, California sites. U.S. GAAP requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. In accordance with U.S. GAAP requirements, at June 30, 2009, we established a short-term reserve of approximately $310,000 for the estimated costs to close down and exit our Australia operations. The reserve reflects the estimated cost to terminate our facility lease in Australia (with an original termination date of December 31, 2010), employee termination benefits and other liabilities associated with the wind-down and relocation of our operations in Australia. The facility lease agreement was terminated effective July 2009 and our operations in Australia have been relocated to Cambridge, U.K. and Palo Alto, California. We recorded actual expenses of approximately $6,000 and $236,000 in 2010 and 2009, respectively, against this reserve. We believe that the estimated remaining balance of approximately $70,000 in our reserve will be sufficient to cover any remaining exit costs.

January to
March 31,
2010
Accrued wind-down reserve at December 31, 2009	$74,000
Less actual expenses recorded against estimated reserve during the period	(6,000)
Additional expense recorded to revise estimated reserve at period-end	2,000

Accrued wind-down reserve at March 31, 2010	$70,000

Note 8. Commitments and Contingencies
Leases
     Capital Leases
     We entered into direct financing transactions with the State of Rhode Island and received proceeds from the issuance of industrial revenue bonds totaling $5,000,000 to finance the construction of our pilot manufacturing facility in Rhode Island. The related lease agreements are structured such that lease payments fully fund all semiannual interest payments and annual principal payments through maturity in August 2014. The interest rate for the remaining bond series is 9.5%. The bond contains certain restrictive covenants which limit, among other things, the payment of cash dividends and the sale of the related assets. The outstanding principal was approximately $821,000 at March 31, 2010 and $860,000 at December 31, 2009.
     Operating Leases
     We lease various real properties under operating leases that generally require us to pay taxes, insurance, maintenance, and minimum lease payments. Some of our leases have options to renew.
     Operating Leases — California
     We have leased an approximately 68,000 square foot facility located at the Stanford Research Park in Palo Alto, California. The facility includes space for animals, laboratories, offices, and a GMP (Good Manufacturing Practices) suite. GMP facilities can be used to manufacture materials for clinical trials. Under the term of the agreement we were required to provide a letter of credit for a total of approximately $778,000, which serves as a security deposit for the duration of the lease term. The letter of credit issued by our financial institution is collateralized by a certificate of deposit for the same amount, which is reflected as restricted cash in other assets, non-current on our condensed consolidated balance sheets. In October 2009, we amended the lease to extend the expiry date of the lease term from March 31, 2010 to August 31, 2011. The aggregate rent payment for the extended lease term is approximately $3,100,000. The lease contains escalating rent payments, which we recognize as operating lease expense on a straight-line basis. Deferred rent was approximately $82,000 as of March 31, 2010 and $131,000 as of December 31, 2009, and is reflected as deferred rent on our accompanying Consolidated Balance Sheets. As of March 31, 2010, we had a space-sharing agreement covering approximately 10,451 square feet of this facility.
     Operating Leases — Rhode Island
     We entered into a fifteen-year lease agreement for a scientific and administrative facility in Rhode Island in connection with a sale and leaseback arrangement in 1997. The lease term expires June 30, 2013. The lease contains escalating rent payments, which we recognize on a straight-line basis. Deferred rent expense for this facility was approximately $809,000 at March 31, 2010 and $861,000 at December 31, 2009, and is included as part of the wind-down accrual on the accompanying condensed consolidated balance sheets.
     Operating Leases — United Kingdom
     On April 1, 2009, as part of our acquisition of the operations of SCS, we acquired operations in Cambridge, U.K. As of April 2009, our wholly-owned subsidiary, Stem Cell Sciences (UK) Ltd, had two lease agreements for approximately 3,900 square feet of office and lab space in aggregate in two buildings of the Babraham Research Campus in Cambridge, U.K. One of these two leases, for approximately 2,000 square feet, expired by its terms on February 28, 2010. The second, for approximately 1,900 square feet, has an initial term until March 2011, with an option, at our election, to extend the term for an additional five years. In February 2010, we entered into a new lease agreement effective March 1, 2010, for approximately 3,240 square feet. The initial term of this new lease will continue until March 2011, with an option, at our election, to extend the term for an additional two years. The two currently effective Cambridge leases cover in aggregate approximately 5,000 square feet. We expect to pay approximately 134,000 GBP as rental payments for 2010 in aggregate for the Cambridge leases. StemCells, Inc. is the guarantor of Stem Cell Sciences (UK) Ltd’s obligations under both leases.
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
     In addition to the actions described above, in April 2008, we filed an opposition to Neuralstem’s European Patent No. 0 915 968 (methods of isolating, propagating and differentiating CNS stem cells), because the claimed invention is believed by us to be unpatentable over prior art, including the patents exclusively licensed by us from NeuroSpheres. Neuralstem has responded to this opposition and the parties are currently awaiting a hearing, expected to be held in 2010. In September 2009, we also filed a request with the PTO to reexamine Neuralstem’s U.S. Patent No. 5,753,506 (methods of isolating, propagating and differentiating CNS stem cells), which is the U.S. counterpart of Neuralstem’s ’968 patent in Europe. In January 2010, we filed a request with the PTO to reexamine

Neuralstem’s U.S. Patent No. 7,544,511 (methods for immortalizing neural stem cells using a c-myc construct), which is a continuation in part of the ‘506 patent. The PTO granted the first reexamination request in October 2009 and the second in April 2010.
     Effective 2008, as part of an indemnification agreement with NeuroSpheres, we offset the annual $50,000 obligation against litigation costs incurred under that agreement. The estimated balance for future offsets is included under “Other assets, non-current” on our accompanying Consolidated Balance Sheets. We have concluded that the estimated balance of $750,000 as of March 31, 2010 is a fair estimate and realizable against future milestone and royalty payments to NeuroSpheres, and that litigation costs incurred above this amount will be expensed as incurred. Management will reevaluate this estimate on a quarterly basis based on actual costs and other relevant factors.
Note 9. Warrant Liability
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
     The assumptions used for the Black-Scholes option pricing model are as follows:

	To Calculate
	Fair Value of Warrant
	Liability at
	March 31, 2010	December 31, 2009
Expected life (years)	4.1	4.4
Risk-free interest rate	1.9%	2.0%
Expected volatility	79.9%	79.1%
Expected dividend yield	0%	0%

	At March 31,	At December 31,	Change in Fair Value
	2010	2009	of Warrant Liability
Fair value of warrant liability	$5,441,379	$6,295,448	$(854,069)
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
     The assumptions used for the Black-Scholes option pricing model are as follows:

	To Calculate
	Fair Value of Warrant Liability at
	March 31,	December 31,
	2010	2009
Expected life (years)	5.1	5.3
Risk-free interest rate	2.4%	2.5%
Expected volatility	76.7%	85.9%
Expected dividend yield	0%	0%

	At March 31,	At December 31,	Change in Fair Value
	2010	2009	of Warrant Liability
Fair value of warrant liability	$2,719,240	$3,381,520	$(662,280)
Note 10. Common Stock
     On June 8, 2009, we filed a prospectus supplement that relates to the issuance and sale, from time to time, of up to $30,000,000 of our common stock, through our sales agent Cantor Fitzgerald & Co (Cantor). These sales will be made pursuant to the terms of a sales agreement with Cantor, under which we will pay Cantor a fee of 3.0% of the gross proceeds. The prospectus is a part of a registration statement that we filed with the SEC on June 25, 2008, using a “shelf” registration process. Under this shelf registration process, we may offer to sell in one or more offerings up to a total dollar amount of $100,000,000. Under our sales agreement with Cantor, in the three-month period ended March 31, 2010, we sold 882,200 shares of common stock at a price of approximately $1.23 per share for gross proceeds of approximately $1,088,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This report contains forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act that involve substantial risks and uncertainties. Such statements include, without limitation, all statements as to expectation or belief and statements as to our future results of operations; the progress of our research, product development and clinical programs; the need for, and timing of, additional capital and capital expenditures; partnering prospects; costs of manufacture of products; the protection of, and the need for, additional intellectual property rights; effects of regulations; the need for additional facilities; and potential market opportunities. Our actual results may vary materially from those contained in such forward-looking statements because of risks to which we are subject, including the fact that additional trials will be required to confirm the safety and demonstrate the efficacy of our HuCNS-SC cells for the treatment of neuronal ceroid lipofuscinosis (NCL, also known as Batten disease), Pelizeaus-Merzbacher disease (PMD), or any other disease; uncertainty as to whether the U.S. Food and Drug Administration (FDA) or other regulatory authorities will permit us to proceed with clinical testing of proposed products despite the novel and unproven nature of our technologies; the risk that our clinical trials or studies could be substantially delayed beyond their expected dates or cause us to incur substantial unanticipated costs; uncertainties in our ability to obtain the capital resources needed to continue our current research and development operations and to conduct the research, preclinical development and clinical trials necessary for regulatory approvals; the uncertainty regarding our ability to obtain a corporate partner or partners, if needed, to support the development and commercialization of our potential cell-based therapeutics products; the uncertainty regarding the outcome of our clinical trials or studies we may conduct in the future; the uncertainty regarding the validity and enforceability of our issued patents; the risk that we may not be able to manufacture additional master and working cell banks when needed; the uncertainty whether any products that may be generated in our cell-based therapeutics programs will prove clinically safe and effective; the uncertainty whether we will achieve significant revenue from product sales or become profitable; uncertainties regarding our obligations with respect to our former encapsulated cell therapy facilities in Rhode Island; obsolescence of our technologies; competition from third parties; intellectual property rights of third parties; litigation risks; and other risks to which we are subject. All forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth in “Risk Factors” in Part II, Item 1A of this report and Part I, Item 1A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Overview
The Company
     We are engaged in researching, developing, and commercializing stem cell therapeutics and technologies for stem cell-based research, drug discovery and development. Our research and development (R&D) efforts primarily support our cellular medicine programs, where we are engaged in identifying and developing potential cell-based therapeutics which can either restore or support organ function. In particular, since we relocated our corporate headquarters to California in 1999, our R&D efforts have been directed at refining our methods for identifying, isolating, culturing, and purifying the human neural stem cell and human liver engrafting cells (hLEC) and developing these as potential cell-based therapeutics for the central nervous system (CNS) and the liver, respectively. In our CNS Program, our HuCNS-SC® product candidate (purified human neural stem cells) is currently in clinical development for two indications: neuronal ceroid lipofuscinosis (NCL), a lysomal storage disorder often referred to as Batten disease, and Pelizeaus-Merzbacher Disease (PMD), a myelination disorder in the brain. We have completed a six patient Phase I clinical trial in infantile and late infantile NCL. The data from this trial showed that the HuCNS-SC cells were well tolerated and there was evidence of engraftment and long-term survival of the HuCNS-SC cells. In April 2010, we submitted a protocol to the FDA for a second clinical trial in NCL, which is designed to further assess the safety of HuCNS-SC cells, while also examining the ability of the cells to affect the progression of the disease. There can be no assurance when or if such a trial will be initiated. We are also currently conducting a Phase I clinical trial to assess the safety and preliminary effectiveness of HuCNS-SC cells as a treatment for PMD. We enrolled and treated the first patient in this trial in February 2010, and we expect it will take 12-18 months to complete enrollment. In addition to these clinical development activities, our HuCNS-SC cells are in preclinical development for spinal cord injury and retinal disorders. In our Liver Program, we are in preclinical development with our human liver engrafting cells. We have decided to defer initiating a clinical study of hLEC pending additional improvements to our process of isolating and purifying hLEC. We have also conducted research on several other cell types and in other areas, which could lead to other possible product candidates, process improvements or further research activities. For a brief description of our significant therapeutic research and development programs, see Overview “Research and Development Programs” in the Business Section of Part I, Item 1 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
     We are also engaged in developing and commercializing applications of our technologies to enable stem cell-based research, which we believe represent nearer-term commercial opportunities. Our portfolio of technologies includes cell technologies relating to embryonic stem cells, induced pluripotent stem (iPS) cells, and tissue-derived (adult) stem cells; expertise and infrastructure for providing cell-based assays for drug discovery; a cell culture products business; and an intellectual property portfolio with claims relevant to cell processing, reprogramming and manipulation, as well as to gene targeting and insertion. Many of our enabling technologies were acquired in April 2009 as part of our acquisition of the operations of Stem Cell Sciences Plc (SCS). See Note 5, “Acquisition of SCS Operations,” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further information.
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
     The research markets served by our enabling technologies are highly competitive, complex and dynamic. Technological advances and scientific discoveries have accelerated the pace of change in biological research, and stem cell technologies have been evolving particularly fast. We compete mainly by focusing on specialty media products and cell-based assays, which are custom designed for use in stem cell-based research, where we believe our expertise, intellectual property and reputation give us competitive advantage. We believe that, in this particular market niche, our products and technologies offer customers specific advantages over those offered by our competitors. We compete by offering innovative, quality-controlled products, consistently made and designed to produce reproducible results. We continue to make investments in research and development, quality management, quality improvement, and product innovation. There can be no assurance that we will have sufficient resources to continue to make such investments. For the year ended December 31, 2009, we generated revenues from the sale of specialty cell culture products of approximately $385,000. There can be no assurance that we will be able to continue to generate such revenues in the future.
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
     In March 2010, we announced that the United Kingdom (UK) Intellectual Property Office has granted patent number GB2451523 with broad claims covering true (germline competent) rat stem cells and genetically engineered rats derived from these cells. The patented technology is expected to have significant utility to academic and pharmaceutical industry researchers by enabling them to create novel rat models for the study of human diseases. Both mice and rats are used by scientists to model various human diseases. However, rat models are more frequently used by pharmaceutical companies because the physiological characteristics of rats make them better suited for assessing drug efficacy and toxicity. We hold an exclusive license to commercialize this technology and are globally prosecuting the patent family that claims it. The patent family is based upon groundbreaking research led by prominent academic researchers at the University of Edinburgh.
     In April 2010, we submitted a protocol to the FDA for a second clinical trial of our proprietary HuCNS-® human neural stem cells in NCL. The proposed new trial is designed to further assess the safety of HuCNS-SC cells in NCL, while also examining the ability of the cells to affect the progression of the disease.

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
Stock-Based Compensation
     U.S. GAAP requires us to recognize expense related to the fair value of our stock-based payment awards, including employee stock options and restricted stock units. Under the provisions of U.S. GAAP, employee stock-based payment is estimated at the date of grant based on the award’s fair value using the Black-Scholes-Merton (Black-Scholes) option-pricing model and is recognized as expense ratably over the requisite service period. The Black-Scholes option-pricing model requires the use of certain assumptions, the most significant of which are our estimates of the expected volatility of the market price of our stock and the expected term of the award. Our estimate of the expected volatility is based on historical volatility. The expected term represents the period during which our stock-based awards are expected to be outstanding. We estimate the expected term based on historical experience of similar awards, giving consideration to the contractual terms of the awards, vesting requirements, and expectation of future employee behavior, including post-vesting terminations.
     We review our valuation assumptions at each grant date and, as a result, our assumptions in future periods may change. As of March 31, 2010, total compensation cost related to unvested stock-based awards not yet recognized was approximately $4,991,000, which is expected to be recognized as expense over a weighted-average period of 2.4 years. See also Note 6, “Stock-Based Compensation,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.
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
     Management forms its best estimate on a quarterly basis, after considering actual sublease activity, reports from our broker/realtor about current and predicted real estate market conditions in Rhode Island, the likelihood of new subleases in the foreseeable future for the specific facility and significant changes in the actual or projected operating expenses of the property. We discount the projected net outflow over the term of the leasehold to arrive at the present value, and adjust the reserve to that figure. The estimated vacancy rate for the facility is an important assumption in determining the reserve because changes in this assumption have the greatest effect on estimated sublease income. In addition, the vacancy rate estimate is the variable most subject to change, while at the same time it involves the greatest judgment and uncertainty due to the absence of highly predictive information concerning the future of the local economy and future demand for specialized laboratory and office space in that area. The average vacancy rate of the facility over the last seven years (2003 through 2009) was approximately 74%, varying from 62% to 89%. As of March 31, 2010, based on current information available to management, the vacancy rate is projected to be approximately 76% for 2010 and approximately 70% from 2011 through the end of the lease. These estimates are based on actual occupancy as of March 31, 2010, predicted lead time for acquiring new subtenants, historical vacancy rates for the area, and assessments by our broker/realtor of future real estate market conditions. If the assumed vacancy rate for the remainder of the lease had been 5% higher or lower at March 31, 2010, then the reserve would have increased or decreased by approximately $125,000. Similarly, a 5% increase or decrease in the operating expenses for the facility would have increased or decreased the reserve by approximately $89,000, and a 5% increase or decrease in the assumed average rental charge per square foot would have increased or decreased the reserve by approximately $38,000. Management does not wait for specific events to change its estimate, but instead uses its best efforts to anticipate them on a quarterly basis. See Note 7 “Wind-down expenses,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.
Wind-down expenses — Australia
     On April 1, 2009, as part of our acquisition of the SCS operations, we acquired operations near Melbourne, Australia. In order to reduce operating complexity and expenses, we made the decision to close our site in Australia and consolidate personnel and programs to our Cambridge, U.K. and Palo Alto, California sites. U.S. GAAP requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. In accordance with U.S. GAAP requirements, at June 30, 2009, we established a short-term reserve of approximately $310,000 for the estimated costs to close down and exit our Australia operations. The reserve reflects the estimated cost for an early termination of our facility lease in Australia (with an original termination date of December 31, 2010), employee termination benefits and other liabilities associated with the wind-down and relocation of our operations in Australia. The facility lease agreement has been terminated and our operations in Australia have been relocated to Cambridge, U.K. and Palo Alto, California. We recorded actual expenses of approximately $6,000 and $236,000 against this reserve in 2010 and 2009 respectively. As of March 31, 2010, we believe that the estimated remaining balance of approximately $70,000 in our reserve will be sufficient to cover any remaining exit costs.
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
Revenue and Cost of Product Sales
     Revenue for the first quarter of 2010, as compared with the same period in 2009, is summarized in the table below:

	Three months ended,
	March 31		Change in 2010 versus 2009
	2010	2009	$	%
Revenue:
Licensing agreements and grants	$113,849	$56,603	$57,246	101%
Product sales	116,424	—	116,424	*

Total revenues	230,273	56,603	173,670	307%

Cost of product sales	(43,762)	—	(43,762)	*

Gross Profit	$186,511	$56,603	$129,908	230%

*	Calculation is not meaningful

     Total revenue in the first quarter of 2010 was approximately $230,000, which was 307% higher than total revenue in the first quarter of 2009. The increase in 2010 compared to 2009 was primarily attributable to consolidation of revenues from the acquired SCS operations in the first quarter of 2010, which were not part of our operations in the same period in 2009.
     First quarter ended March 31, 2010 versus first quarter ended March 31, 2009. Licensing and grant revenue for the first quarter of 2010 were approximately $57,000, or 101%, higher as compared to the same period in 2009. This increase was primarily attributable to approximately $72,000 in grant and licensing revenue recognized and consolidated as part of our acquisition of the SCS operations, and an increase of approximately $3,000 in licensing revenue from existing licensing agreements. These increases were offset by a decrease in revenue of approximately $18,000 from an existing grant which we were awarded in October 2008 from the National Institute of Diabetes and Digestive and Kidney Diseases to research and develop a potential cell-based therapeutic for liver disease. In the first quarter of 2010, we recognized approximately $116,000 and $44,000 as revenue from product sales and cost of product sales, respectively, in connection with our acquisition of the SCS operations, compared to none in the same period of 2009.
Operating Expenses
     Operating expenses for the first quarter of 2010, as compared with the same period in 2009, is summarized in the table below:

	Three months ended,		Change in 2010 versus
	March 31		2009
	2010	2009	$	%
Operating expenses:
Research & development	$5,037,514	$4,235,788	$801,726	19%
Selling, general & administrative	2,584,742	2,538,913	45,829	2%
Wind-down expenses	165,335	205,436	(40,101)	(20)%

Total operating expenses	$7,787,591	$6,980,137	$807,454	12%

     Research and Development Expenses
     Our R&D expenses consist primarily of salaries and related personnel expenses, costs associated with clinical trials and regulatory submissions; costs associated with preclinical activities such as toxicology studies; costs associated with cell processing and process development; certain patent-related costs such as licensing; facilities related costs such as depreciation; lab equipment and supplies. Clinical trial expenses include payments to vendors such as clinical research organizations, contract manufacturers, clinical trial sites, laboratories for testing clinical samples and consultants. Cumulative R&D costs incurred since we refocused our activities on developing cell-based therapeutics (fiscal years 2000 through the three months ended March 31, 2010) were approximately $117 million. Over this period, the majority of these cumulative costs were related to: (i) characterization of our proprietary HuCNS-SC cell, (ii) expenditures for toxicology and other preclinical studies, preparation and submission of applications to regulatory agencies to conduct clinical trials and obtaining regulatory clearance to initiate such trials, all with respect to our HuCNS-SC cells, (iii) preclinical studies and development of our human liver engrafting cells, (iv) costs associated with cell processing and process development and (v) costs associated with our clinical studies.
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
     R&D expenses totaled approximately $5,038,000 in the first quarter of 2010 compared with $4,236,000 in the first quarter of 2009.

     First quarter ended March 31, 2010 versus first quarter ended March 31, 2009. The increase of approximately $802,000, or 19%, from 2009 to 2010 was primarily attributable to (i) increased R&D operations of approximately $566,000 from our acquisition of the SCS operations; R&D activity associated with the SCS operations is primarily focused on developing cell technologies for non-therapeutic applications, such as use in cell-based assays for drug discovery, (ii) an increase in clinical study expenses of approximately $180,000 attributable to the initiation of our phase I clinical trial to assess the safety and preliminary effectiveness of HuCNS-SC cells as a treatment for PMD, (iii) a net increase in personnel expenses of approximately $101,000 resulting from an increased head count at our California site to support expanded operations in our cell processing and product development programs, and (iv) an increase in other expenses of approximately $32,000. These increased expenses were partially offset by a decrease in stock-based compensation expenses of approximately $77,000.
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
     SG&A expenses totaled approximately $2,585,000 in the first quarter of 2010 compared with $2,539,000 in the first quarter of 2009.
     First quarter ended March 31, 2010 versus first quarter ended March 31, 2009. The increase of approximately $46,000, or 2%, in SG&A expenses from 2009 to 2010 was primarily attributable to (i) increased SG&A expenses of approximately $224,000 at our acquired SCS operations, (ii) an increase in external services of approximately $180,000 mainly due to an increase in consultant, recruiting and investor relations expenses, and (iii) an increase of approximately $31,000 in other expenses. These increased expenses were partially offset by a decrease in legal fees of approximately $333,000, primarily attributable to the legal fees incurred in 2009 for our acquisition of the SCS operations and a decrease in stock-based compensation expense of approximately $56,000.
     Wind-down Expenses

	Three months ended,
	March 31
	2010	2009
Rhode Island	$165,335	$205,436
Australia	—	—

Total wind-down expenses	$165,335	$205,436

     Rhode Island
     In 1999, in connection with exiting our former research facility in Rhode Island, we created a reserve for the estimated lease payments and operating expenses related to it. The reserve has been re-evaluated and adjusted based on assumptions relevant to real estate market conditions and the estimated time until we could either fully sublease, assign or sell our remaining interests in the property. The reserve was approximately $4,433,000 at December 31, 2009. Payments net of subtenant income of approximately $315,000 for the first quarter of 2010 were recorded against this reserve. At March 31, 2010, we re-evaluated the estimate and adjusted the reserve to approximately $4,231,000 by recording additional wind-down expenses of approximately $165,000. For the similar period in 2009, payments recorded against the reserve were approximately $331,000, and additional expenses recorded to adjust the reserve were approximately $206,000. Expenses for this facility will fluctuate based on changes in tenant occupancy rates and other operating expenses related to the lease. Even though it is our intent to sublease, assign, sell, or otherwise divest ourselves of our interests in the facility at the earliest possible time, we cannot determine with certainty a fixed date by which such events will occur. In light of this uncertainty, based on estimates, we will periodically re-evaluate and adjust the reserve, as necessary. See Note 7 “Wind-down expenses,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

     Australia
     On April 1, 2009, as part of our acquisition of the SCS operations, we acquired operations near Melbourne, Australia. In order to reduce operating complexity and expenses, we made the decision to close our site in Australia and consolidate personnel and programs to our Cambridge, U.K. and Palo Alto, California sites. U.S. GAAP requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. In accordance with U.S. GAAP requirements, at June 30, 2009, we established a short-term reserve of approximately $310,000 for the estimated costs to close down and exit our Australia operations. The reserve reflects the estimated cost to terminate our facility lease in Australia (with an original termination date of December 31, 2010), employee termination benefits and other liabilities associated with the wind-down and relocation of our operations in Australia. The facility lease agreement has been terminated and our operations in Australia have been relocated to Cambridge, U.K. and Palo Alto, California. We recorded actual expenses of approximately $6,000 and $236,000 against this reserve in 2010 and 2009 respectively. No further adjustments were made to the reserve balance as we believe that the estimated remaining balance of approximately $70,000 in our reserve at March 31, 2010, will be sufficient to cover any remaining exit costs.
Other Income (Expense)
     Other income totaled approximately $1,477,000 in the first quarter of 2010 compared with other expense of $2,358,000 in the same period of 2009.

	Three months ended,		Change in 2010 versus
	March 31		2009
	2010	2009	$	%
Other income (expense):
Gain on sale of marketable securities	$—	$397,866	$(397,866)	(100)%
Change in fair value of warrant liability	1,516,349	(2,755,448)	4,271,797	(155)%
Interest income	594	41,947	(41,353)	(99)%
Interest expense	(25,500)	(28,175)	2,675	(9)%
Other expense, net	(14,438)	(14,210)	(228)	2%

Total other income (expense), net	$1,477,005	$(2,358,020)	$3,835,025	(163)%

*	Calculation is not meaningful.
     Gain on Sale of Marketable Equity Securities
     In the first quarter of 2009, we sold in aggregate 2,900,000 shares of ReNeuron and received proceeds of approximately $510,000. We recognized a realized gain of approximately $398,000 for that quarter. We did not sell any ReNeuron shares in the first quarter of 2010. We owned 1,921,924 ordinary shares of ReNeuron at March 31, 2010. See Note 2 “Financial Instruments” in the Notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.
     Change in Fair Value of Warrant Liability
     As part of both our November 2008 and November 2009 financings, we issued warrants with five year terms to purchase 10,344,828 and 4,000,000 shares of our common stock at $2.30 and $1.50 per share, respectively. As the contracts include the possibility of net-cash settlement, we are required to classify the fair value of the warrants issued as a liability, with subsequent changes in fair value to be recorded as income (loss) on change in fair value of warrant liability. The fair value of the warrants is determined using the Black-Scholes-Merton (Black-Scholes) option pricing model and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. Our estimate of the expected volatility is based on historical volatility. The expected term of the warrants is based on the time to expiration of the warrants from the date of measurement. Risk-free interest rates are derived from the yield on U.S. Treasury debt securities. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability. See Note 9 “Warrant Liability” in the Notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.
     Interest Income
     Interest income in the first quarter of 2010 decreased by approximately $41,000, or 99% when compared to the same period in 2009. The decrease was primarily due to a lower average yield.

     Interest Expense
     Interest expense for the first quarter of 2010, was relatively flat when compared to the similar period in 2009. Interest expense is primarily for outstanding debt and capital lease balances. See Note 8 “Commitment and Contingencies,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.
Liquidity and Capital Resources
     Since our inception, we have financed our operations through the sale of common and preferred stock, the issuance of long-term debt and capitalized lease obligations, revenue from collaborative agreements, research grants, license fees, and interest income.

	March 31,	December 31,	Change
	2010	2009	$	%
Cash and cash equivalents	$31,336,987	$38,617,977	$(7,280,990)	(19)%
     In summary, our cash flows were:

	Three months ended March 31,		Change in 2010 versus 2009
	2010	2009	$	%
Net cash used in operating activities	$(7,808,286)	$(5,781,631)	$(2,026,655)	35%
Net cash provided by (used in) investing activities	$(78,871)	$2,920,314	$(2,999,185)	(103)%
Net cash provided by financing activities	$626,287	$6,875,383	$(6,249,096)	(91)%
Net Cash Used in Operating Activities
     Net cash used in operating activities in the first three months of 2010 increased by approximately $2,027,000 or 35% when compared to the same period of 2009. Cash used in operating activities is primarily driven by our net loss but operating cash flows differ from net loss due to non-cash charges or differences in the timing of cash flows.
Net Cash Provided by (Used in) Investing Activities
     The decrease of approximately $2,999,000 or 103% from 2009 to 2010 for net cash provided by (used in) investing activities, was primarily attributable to a higher number of marketable debt securities maturing in the first three months of 2009 as compared to the similar period in 2010 and the sale of 2,900,000 shares of ReNeuron for net proceeds of approximately $510,000 in the first quarter of 2009.
Net Cash Provided by Financing Activities
     The decrease from 2009 to 2010 of approximately $6,249,000 for net cash provided by financing activities was primarily attributable to gross proceeds of approximately $6,999,000 from the sale of 3,325,000 shares of common stock at an average price of $2.10 per share in the first quarter of 2009, compared to gross proceeds of approximately $1,088,000 from the sale of approximately 882,200 shares of common stock at an average price of $1.23 per share in the first quarter of 2010. These shares were sold under sales agreements with Cantor Fitzgerald & Co. (“Cantor”).
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
     We intend to pursue opportunities to obtain additional financing in the future through equity and debt financings, grants and collaborative research arrangements. On June 25, 2008 we filed with the SEC a universal shelf registration statement, declared effective July 18, 2008, which permits us to issue up to $100 million worth of registered debt and equity securities. Under this effective shelf registration, we have the flexibility to issue registered securities, from time to time, in one or more separate offerings or other transactions with the size, price and terms to be determined at the time of issuance. Registered securities issued using this shelf may be used to raise additional capital to fund our working capital and other corporate needs, for future acquisitions of assets, programs or businesses, and for other corporate purposes. As of April 20, 2010, we had approximately $47 million under our universal shelf registration statement available for issuing debt or equity securities; approximately $30 million of this $47 million has been reserved for the potential exercise of the warrants issued in connection with our November 2008 and November 2009 financings.
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
Commitments
     See Note 8, “Commitments and Contingencies” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.
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
     Operating Leases — California
     We entered into and amended a lease agreement for an approximately 68,000 square foot facility located at the Stanford Research Park in Palo Alto, California. At March 31, 2010, we expect to pay in aggregate, approximately $2,622,000 in rent and estimated operating expenses, before receipt of sub-tenant income, for the remainder of 2010. At March 31, 2010, we had a space-sharing agreement covering approximately 10,451 square feet of this facility.
     Operating Leases — Rhode Island
     We continue to have outstanding obligations in regard to our former facilities in Lincoln, Rhode Island. In 1997, we had entered into a fifteen-year lease for a scientific and administrative facility in a sale and leaseback arrangement. The lease includes escalating rent payments. At March 31, 2010, we expect to pay in aggregate, approximately $1,374,000 in rent and estimated operating expenses before receipt of sub-tenant income, for the remainder of 2010. At March 31, 2010, we expect to receive, in aggregate, approximately $214,000 in sub-tenant rent and operating expenses for the remainder of 2010. As a result of the above transactions, our estimated cash outlay net of sub-tenant rent for the facility will be approximately $1,160,000 for the remainder of 2010.
     Operating Leases — United Kingdom
     On April 1, 2009, as part of our acquisition of the operations of SCS, we acquired operations in Cambridge, U.K.. As of April 2009, our wholly-owned subsidiary, Stem Cell Sciences (UK) Ltd, had two lease agreements for approximately 3,900 square feet of office and lab space in aggregate in two buildings of the Babraham Research Campus in Cambridge, U.K. One of these two leases, for approximately 2,000 square feet, expired by its terms on February 28, 2010. The second, for approximately 1,900 square feet, had an initial term until March 2011, with an option, at our election, to extend the term for an additional five years. In February 2010, in order to consolidate our operations into a single building at the research campus, we entered into a new lease agreement effective March 1, 2010, for approximately 3,240 square feet. The initial term of this new lease will continue until March 2011, with an option, at our election, to extend the term for an additional two years. The two currently effective Cambridge leases cover in aggregate approximately 5,000 square feet. At March 31, 2010, we expect to pay approximately 104,000 GBP as rental payments for the remainder of 2010 in aggregate for the Cambridge leases. StemCells, Inc. is a guarantor of Stem Cell Sciences (UK) Ltd’s obligations under both leases.
     With the exception of leases discussed above, we have not entered into any off balance sheet financial arrangements and have not established any special purpose entities. We have not guaranteed any debts or commitments of other entities or entered into any options on non-financial assets.
Contractual Obligations
     During the first three months of 2010, we believe that there have been no significant changes in our payments due under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.
Recent Accounting Pronouncements
     In January 2010, the Financial Accounting Standards Board (FASB), issued new standards to update and amend existing standards on Fair Value Measurements and Disclosures. These standards require new disclosures on the amount and reason for transfers in and out of Level 1 and Level 2 fair value measurements. The standards also require disclosure of activities in Level 3 fair value measurements that use significant unobservable inputs, including purchases, sales, issuances, and settlements. The standards also clarify existing disclosure requirements on levels of disaggregation, which requires fair value measurement disclosure for each class of assets and liabilities, and disclosures about valuation techniques and inputs used to measure fair value of recurring and non recurring fair value measurements that fall in ether Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for our interim and annual reporting periods beginning January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for our fiscal year beginning January 1, 2011. We do not expect the adoption of these new standards on January 1, 2011 to have a material effect on our consolidated financial condition and results of operations.
     In April 2010, FASB issued Accounting Standards Update (ASU), Revenue Recognition—Milestone Method, which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a study or achieving a specific result from the research or development efforts. The amendments in this ASU provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. The ASU is effective for fiscal years and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. This ASU is effective for our interim and annual reporting periods beginning January 1, 2011. We are currently evaluating the impact, if any on our financial condition and results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our market risks at March 31, 2010 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2009 on file with the U.S. Securities and Exchange Commission.
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
     In addition to the actions described above, in April 2008, we filed an opposition to Neuralstem’s European Patent No. 0 915 968 (methods of isolating, propagating and differentiating CNS stem cells), because the claimed invention is believed by us to be unpatentable over prior art, including the patents exclusively licensed by us from NeuroSpheres. Neuralstem has responded to this opposition and the parties are currently awaiting a hearing, expected to be held in 2010. In September 2009, we also filed a request with the PTO to reexamine Neuralstem’s U.S. Patent No. 5,753,506 (methods of isolating, propagating and differentiating CNS stem cells), which is the U.S. counterpart of Neuralstem’s ’968 patent in Europe. In January 2010, we filed a request with the PTO to reexamine Neuralstem’s U.S. Patent No. 7,544,511 (methods for immortalizing neural stem cells using a c-myc construct), which is a continuation in part of the ‘506 patent. The PTO granted the first reexamination request in October 2009 and the second in April 2010.
     Effective 2008, as part of an indemnification agreement with NeuroSpheres, we offset the annual $50,000 obligation against litigation costs incurred under that agreement. The estimated balance for future offsets is included under “Other assets, non-current” on our accompanying Consolidated Balance Sheets. We have concluded that the estimated balance of $750,000 as of March 31, 2010 is a fair estimate and realizable against future milestone and royalty payments to NeuroSpheres, and that litigation costs incurred above this amount will be expensed as incurred. Management will reevaluate this estimate on a quarterly basis based on actual costs and other relevant factors.

ITEM 1A.	RISK FACTORS
     There have been no material change from the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

STEMCELLS, INC. (name of Registrant)
May 3, 2010	/s/ Rodney K. B. Young
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