Form 10-Q
period 2010-06-30
STEMCELLS INC
filed 2010-08-09
CIK 883975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended: June 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At August 6, 2010, there were 127,204,695 shares of Common Stock, $.01 par value, issued and outstanding.

STEMCELLS, INC.
NOTE REGARDING REFERENCES TO US AND OUR COMMON STOCK
Throughout this Form 10-Q, the words “we,” “us,” “our,” and “StemCells” refer to StemCells, Inc., including our directly and indirectly wholly-owned subsidiaries. “Common stock” refers to the common stock, $.01 par value, of StemCells, Inc.

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
STEMCELLS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$30,765,504	$38,617,977
Marketable securities, current	124,962	196,995
Trade receivables	13,920	87,019
Other receivables	521,939	679,034
Prepaid assets	692,045	560,144

Total current assets	32,118,370	40,141,169
Property, plant and equipment, net	2,731,229	2,856,695
Other assets, non-current	2,537,500	2,525,185
Goodwill	1,823,039	2,019,679
Other intangible assets, net	3,183,502	3,647,596

Total assets	$42,393,640	$51,190,324

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$605,011	$890,582
Accrued expenses and other current liabilities	2,368,791	3,760,438
Accrued wind-down expenses, current	1,571,384	1,449,810
Deferred revenue, current	91,252	119,542
Capital lease obligation, current	64,547	68,000
Deferred rent, current	55,123	80,392
Bonds payable, current	168,750	161,250

Total current liabilities	4,924,858	6,530,014
Capital lease obligation, non-current	52,749	85,826
Bonds payable, non-current	613,750	698,750
Fair value of warrant liability	5,720,249	9,676,968
Deposits and other long-term liabilities	466,211	466,211
Accrued wind-down expenses, non-current	2,515,767	3,056,675
Deferred rent, non-current	16,113	50,600
Deferred revenue, non-current	121,800	130,213

Total liabilities	14,431,497	20,695,257
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized; issued and outstanding 127,160,886 at June 30, 2010 and 118,349,587 at December 31, 2009	1,271,609	1,183,495
Additional paid-in capital	323,536,882	314,944,784
Accumulated deficit	(296,762,357)	(286,027,935)
Accumulated other comprehensive income	(83,991)	394,723

Total stockholders’ equity	27,962,143	30,495,067

Total liabilities and stockholders’ equity	$42,393,640	$51,190,324

See Notes to Condensed Consolidated Financial Statements.

STEMCELLS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue:
Revenue from licensing agreements and grants	$171,550	$144,851	$285,399	$201,453
Revenue from product sales	72,581	120,600	189,005	120,600

Total revenue	244,131	265,451	474,404	322,053
Cost of product sales	24,862	59,525	68,624	59,525

Gross profit	219,269	205,926	405,780	262,528
Operating expenses:
Research and development	4,858,228	5,054,600	9,895,742	9,290,389
Selling, general and administrative	2,286,678	2,201,974	4,871,420	4,740,886
Wind-down expenses	125,833	340,064	291,168	545,500

Total operating expenses	7,270,739	7,596,638	15,058,330	14,576,775

Loss from operations	(7,051,470)	(7,390,712)	(14,652,550)	(14,314,247)
Other income (expense):
Realized gain on sale of marketable securities	—	—	—	397,866
Change in fair value of warrant liability	2,440,370	102,517	3,956,719	(2,652,931)
Interest income	13,309	8,338	13,903	50,285
Interest expense	(25,054)	(29,074)	(50,554)	(57,250)
Other income (expense)	12,498	(57,424)	(1,940)	(71,634)

Total other income (expense), net	2,441,123	24,357	3,918,128	(2,333,664)

Net loss	$(4,610,347)	$(7,366,355)	$(10,734,422)	$(16,647,911)

Basic and diluted net loss per share	$(0.04)	$(0.07)	$(0.09)	$(0.17)
Shares used to compute basic and diluted loss per share	119,905,731	104,776,073	119,435,048	100,436,291
See Notes to Condensed Consolidated Financial Statements.

STEMCELLS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(10,734,422)	$(16,647,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	789,911	754,863
Stock-based compensation	2,122,513	2,038,757
Gain on sale of marketable securities	—	(397,868)
Loss on disposal of fixed assets	1,766	—
Write-down of fixed assets	62,807	—
Change in fair value of warrant liability	(3,956,719)	2,652,931
Changes in operating assets and liabilities:
Other receivables	(10,016)	236,805
Trade receivables	260,139	231,182
Prepaid and other current assets	(134,510)	(199,428)
Other assets, non-current	(14,616)	(16,070)
Accounts payable and accrued expenses	(1,636,661)	(551,038)
Accrued wind-down expenses	(413,798)	(200,406)
Deferred revenue	(22,811)	(118,140)
Deferred rent	(59,756)	(166,501)

Net cash used in operating activities	(13,746,173)	(12,382,824)
Cash flows from investing activities:
Proceeds from the sale of marketable securities	—	4,512,750
Payment of advances under notes receivable	—	(79,829)
Purchases of property, plant and equipment	(509,064)	(379,732)
Acquisition of other assets	—	(15,000)

Net cash provided by (used in) investing activities	(509,064)	4,038,189

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	7,015,322	14,987,348
Proceeds from the exercise of stock options	18,936	175,992
Proceeds from the exercise of warrants	—	331,501
Payments related to net share issuance of stock based awards	(476,559)	(380,548)
Proceeds from (repayment of) capital lease obligations	(36,530)	166,659
Repayment of bonds payable	(77,500)	(72,500)

Net cash provided by financing activities	6,443,669	15,208,452

Increase (decrease) in cash and cash equivalents	(7,811,568)	6,863,817
Effects of foreign exchange rate changes on cash	(40,905)	(146,333)
Cash and cash equivalents, beginning of period	38,617,977	30,042,986

Cash and cash equivalents, end of period	$30,765,504	$36,760,470

Supplemental disclosure of cash flow information:
Interest paid	$50,554	$57,250

Supplemental schedule of non-cash investing and financing activities:
Stock issued as part of our acquisition of the operations of SCS Plc (1)		$4,425,500
Forgiveness of principal and accrued interest on notes receivable (1)		$709,076

(1)	On April 1, 2009, we acquired the operations of Stem Cell Sciences Plc (SCS). As consideration, we issued to SCS 2,650,000 shares of common stock with a closing price of $1.67 per share and waived certain commitments of SCS to repay approximately $709,000 in principal and accrued interest owed to us.
See Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2010 and 2009
Note 1. Summary of Significant Accounting Policies
Nature of Business
     StemCells, Inc., a Delaware corporation, is a biopharmaceutical company that operates in one segment, the research, development, and commercialization of stem cell therapeutics and related technologies.
     The accompanying financial data as of and for the three and six months ended June 30, 2010 and 2009 has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted pursuant to these rules and regulations. The December 31, 2009 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. However, we believe that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
     We have incurred significant operating losses since inception. We expect to incur additional operating losses over the foreseeable future. We have very limited liquidity and capital resources and must obtain significant additional capital and other resources in order to provide funding for our product development efforts, the acquisition of technologies, businesses and intellectual property rights, preclinical and clinical testing of our investigative products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities, selling, general and administrative expenses and other working capital requirements. We rely on our cash reserves, proceeds from equity and debt offerings, proceeds from the transfer or sale of intellectual property rights, equipment, facilities or investments, government grants and funding from collaborative arrangements, to fund our operations. If we exhaust our cash reserves and are unable to obtain adequate financing, we may be unable to meet our operating obligations and we may be required to initiate bankruptcy proceedings. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
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

Financial Instruments
  Cash and Cash Equivalents
     Cash equivalents are money market accounts, money market funds and investments with an average maturity of 90 days or less from the date of purchase.
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
     If the estimated fair value of a security is below its carrying value, we evaluate whether we have the intent and ability to retain our investment for a period of time sufficient to allow for any anticipated recovery to the cost of the investment, and whether evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Other-than-temporary declines in estimated fair value of all marketable securities are charged to “Other income (expense), net.” No such impairment was recognized during the six months ended June 30, 2010 or 2009.
  Trade and Other Receivables
     Our receivables generally consist of interest income on our financial instruments, revenue from licensing agreements and grants, revenue from product sales, and rent from our sub-lease tenants.
  Warrant Liability
     Authoritative accounting guidance prescribes that warrants issued under contracts that could require net-cash settlement should be classified as liabilities and contracts that only provide for settlement in shares should be classified as equity. In order for a contract to be classified as equity, specific conditions must be met. These conditions are intended to identify situations in which net cash settlement could be forced upon the issuer. We issued warrants as part of both our November 2008 and November 2009 financings (see Note 9, “Warrant Liability”). As the contracts include the possibility of net-cash settlement, we are required to classify the fair value of the warrants issued as a liability, with subsequent changes in fair value to be recorded as income (loss) on change in fair value of warrant liability. We use the Black-Scholes option pricing model to estimate fair value of warrants issued. In using this model, we make certain assumptions about risk-free interest rates, dividend yields, volatility and expected term of the warrants. Risk-free interest rates are derived from the yield on U.S. Treasury debt securities. Dividend yields are based on our historical dividend payments, which have been zero to date. Volatility is derived from the historical volatility of our common stock as traded on Nasdaq. The expected term of the warrants is based on the time to expiration of the warrants from the date of measurement.
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
Revenue Recognition
     We currently recognize revenue resulting from the licensing and use of our technology and intellectual property. Such licensing agreements may contain multiple elements, such as upfront fees, payments related to the achievement of particular milestones and royalties. Revenue from upfront fees for licensing agreements that contain multiple elements are generally deferred and recognized on a straight-line basis over the term of the agreement. Fees associated with substantive at risk performance-based milestones are recognized as revenue upon completion of the scientific or regulatory event specified in the agreement, and royalties received are recognized as earned. Revenue from licensing agreements are recognized net of a fixed percentage due to licensors as royalties. Grant revenue from government agencies are funds received to cover specific expenses and are recognized as earned upon either the incurring of reimbursable expenses directly related to the particular research plan or the completion of certain development milestones as defined within the terms of the relevant collaborative agreement or grant. Revenue from product sales are recognized when the product is shipped and the order fulfilled.
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
     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net loss	$(4,610,347)	$(7,366,355)	$(10,734,422)	$(16,647,911)
Weighted average shares outstanding used to compute basic and diluted net loss per share	119,905,731	104,776,073	119,435,048	100,436,291
Basic and diluted net loss per share	$(0.04)	$(0.07)	$(0.09)	$(0.17)
     The following outstanding potentially dilutive common stock equivalents were excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive as of June 30:

	2010	2009
Options	11,498,991	9,380,197
Restricted stock units	4,888,388	2,303,068
Warrants	14,344,828	10,344,828

Total	30,732,207	22,028,093

Comprehensive Loss
     Comprehensive loss is comprised of net losses and other comprehensive loss or income (OCL). OCL includes certain changes in stockholders’ equity that are excluded from net losses. Specifically, we include in OCL changes in unrealized gains and losses on our marketable securities and unrealized gains and losses on foreign currency translations. Accumulated other comprehensive loss was $83,991 as of June 30, 2010 and accumulated other comprehensive income was $394,723 as of December 31, 2009.
     The activity in OCL was as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net loss	$(4,610,347)	$(7,366,355)	$(10,734,422)	$(16,647,911)
Net change in unrealized gains and losses on marketable securities	(31,769)	83,279	(72,034)	133,760
Net change in unrealized gains and losses on foreign currency translations	(96,462)	(225,638)	(406,680)	(225,638)

Comprehensive loss	$(4,738,578)	$(7,508,714)	$(11,213,136)	$(16,739,789)

Recent Accounting Pronouncements
     In January 2010, the Financial Accounting Standards Board (FASB), issued new standards to update and amend existing standards on Fair Value Measurements and Disclosures. These standards require new disclosures on the amount and reason for transfers in and out of Level 1 and Level 2 fair value measurements. The standards also require disclosure of activities in Level 3 fair value measurements that use significant unobservable inputs, including purchases, sales, issuances, and settlements. The standards also clarify existing disclosure requirements on levels of disaggregation, which requires fair value measurement disclosure for each class of assets and liabilities, and disclosures about valuation techniques and inputs used to measure fair value of recurring and non recurring fair value measurements that fall in ether Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for our interim and annual reporting periods beginning January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for our fiscal year beginning January 1, 2011. We do not expect the adoption of the new standards related to Level 3 fair value measurements on January 1, 2011 to have a material effect on our consolidated financial condition and results of operations.
     In April 2010, FASB issued Accounting Standards Update (ASU), Revenue Recognition—Milestone Method, which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a study or achieving a specific result from the research or development efforts. The amendments in this ASU provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. The ASU is effective for fiscal years and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. This ASU is effective for our interim and annual reporting periods beginning January 1, 2011. We are currently evaluating the impact of this new standard, if any, on our financial condition and results of operations.
Note 2. Financial Instruments
     The following table summarizes the fair value of our cash, cash equivalents and available-for-sale marketable securities held in our current investment portfolio:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value
June 30, 2010
Cash	$6,461,873	$—	$—	$6,461,873
Cash equivalents	24,303,631	—	—	24,303,631
Marketable equity securities, current	74,456	50,506	—	124,962

Total cash, cash equivalents, and marketable securities	$30,839,960	$50,506	$—	$30,890,466

December 31, 2009
Cash	$1,064,148	$—	$—	$1,064,148
Cash equivalents	37,553,829	—	—	37,553,829
Marketable equity securities, current	74,456	122,539	—	196,995

Total cash, cash equivalents, and marketable securities	$38,692,433	$122,539	$—	$38,814,972

     Gross unrealized gains and losses on cash equivalents were not material at June 30, 2010 and December 31, 2009. At June 30, 2010, our cash equivalents were primarily money market funds consisting mainly of U.S. Treasury debt securities.
     Our investment in marketable equity securities consists of ordinary shares of ReNeuron Group Plc (ReNeuron), a publicly listed U.K. corporation. In July 2005, we entered into an agreement with ReNeuron under which we granted ReNeuron a license that allows ReNeuron to exploit its “c-mycER” conditionally immortalized adult human neural stem cell technology for therapy and other purposes. We received shares of ReNeuron common stock, as well as a cross-license to the exclusive use of ReNeuron’s technology for certain diseases and conditions, including lysosomal storage diseases, spinal cord injury, cerebral palsy, and multiple sclerosis. The agreement also provides for full settlement of any potential claims that either we or ReNeuron might have had against the other in connection with any putative infringement of certain of each party’s patent rights prior to the effective date of the agreement. In July and August 2005, we received approximately 8,836,000 ordinary shares of ReNeuron common stock, net of approximately 104,000 shares that were transferred to NeuroSpheres, Ltd., an Alberta corporation (NeuroSpheres), and subsequently, as a result of certain anti-dilution provisions in the agreement, we received approximately 1,261,000 more shares, net of approximately 18,000 shares that were transferred to NeuroSpheres. In February 2007, we sold 5,275,000 shares for net proceeds of approximately $3,075,000. We recognized approximately $716,000 as realized gain from this transaction. In the first quarter of 2009, we sold 2,900,000 shares of ReNeuron and received net proceeds of approximately $510,000 for a realized gain of approximately $398,000. At June 30, 2010 and December 31, 2009, we owned 1,921,924 shares of ReNeuron with a carrying and fair market value of approximately $125,000 and $197,000 respectively.

     Changes in the fair market value of our ReNeuron shares as a result of changes in market price per share or the exchange rate between the U.S. dollar and the British pound are accounted for as an unrealized gain or loss under “other comprehensive income (loss)” if deemed temporary and are not recorded as “other income (expense), net” until the shares are disposed of and a gain or loss realized. If the fair value of a security is below its carrying value, we evaluate whether we have the intent and ability to retain our investment for a period of time sufficient to allow for any anticipated recovery to the cost of the investment, and whether evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Other-than-temporary declines in estimated fair value of all marketable securities are charged to “other income (expense), net.” For the six months ended June 30, 2010, we recorded an unrealized loss of approximately $72,000.
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
     Our cash equivalents, marketable securities, bonds payable and warrant liability are classified within Level 1 or Level 2. This is because our cash equivalents and marketable securities are valued primarily using quoted market prices, our bonds payable are valued using alternative pricing sources and models utilizing market observable inputs and our warrant liability is valued using an option pricing model that uses assumptions with observable inputs such as risk-free interest rates that are derived from the yield on U.S. Treasury debt securities, volatility and price based on our common stock as traded on Nasdaq.
     We currently do not have any Level 3 financial assets or liabilities.
     The following table presents financial assets and liabilities measured at fair value:

	Fair Value Measurement
	at Reporting Date Using
	Quoted Prices	Significant
	in Active Markets	Other
	for	Observable	As of
	Identical Assets	Inputs	June 30,
	(Level 1)	(Level 2)	2010
Financial assets
Cash equivalents:
Money market funds	$30,765,504	$—	$30,765,504
Marketable securities:
Equity securities	124,962	—	124,962

Total financial assets	$30,890,466	—	30,890,466

Financial liabilities
Bond payable	$—	$782,500	$782,500
Warrant liability	$—	5,720,249	5,720,249

Total financial liabilities	$—	$6,502,749	$6,502,749

Note 4. Acquisition of Stem Cell Sciences Plc (SCS) Operations
     On April 1, 2009, we acquired the operations of SCS for an aggregate purchase price of approximately $5,135,000. The acquired operations includes proprietary cell technologies relating to embryonic stem cells, induced pluripotent stem (iPS) cells, and tissue-

derived (adult) stem cells; expertise and infrastructure for providing cell-based assays for drug discovery; a cell culture products business; and an intellectual property portfolio with claims relevant to cell processing, reprogramming and manipulation, as well as to gene targeting and insertion.
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
     The following table represents changes in goodwill:

Balance as of December 31, 2009	$2,019,679
Reductions (R&D credit as described above)	(47,374)
Foreign currency translation	(149,266)

Balance as of June 30, 2010	$1,823,039

     The components of our other intangible assets at June 30, 2010 are summarized below:

Net Carrying
Other Intangible Asset Class	Amount
Customer relationships and developed technology	$1,141,914
In-process research and development	1,274,949
Trade name	294,920
Patents	380,652
License agreements	91,067

Total other intangible assets	$3,183,502

     Amortization expense was approximately $103,000 in the second quarter of 2010.
Note 6. Stock-Based Compensation
     We currently grant stock-based awards under three equity incentive plans. We had 23,759,050 shares authorized to be granted under the three plans as of June 30, 2010. Under these plans we may grant various types of equity awards to our employees, directors and consultants, at prices determined by our Board of Directors, including incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, and performance-based shares. Incentive stock options may only be granted to employees under these plans with a grant price not less than the fair market value of the stock on the date of grant. We use these plans to grant shares to employees for the employer match of employee 401(k) plan contributions.
     Our stock-based compensation expense for the three and six months ended June 30 was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Research and development expense	$613,330	$556,145	$1,159,938	$1,048,732
Selling, general and administrative expense	490,212	501,597	962,576	990,025

Total employee stock-based compensation expense and effect on net loss	$1,103,542	$1,057,742	$2,122,514	$2,038,757

Effect on basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

     As of June 30, 2010, we had approximately $8,803,000 of total unrecognized compensation expense related to unvested awards of stock options and restricted stock units granted under our various equity incentive plans that we expect to recognize over a weighted-average vesting period of 2.9 years.
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
     A summary of our stock option activity for the three months ended June 30, 2010 is as follows:

		Weighted-average
	Number of options	exercise price ($)
Balance at March 31, 2010	9,830,870	2.20
Granted	1,883,000	1.03
Exercised	(30,000)	0.61
Cancelled	(184,879)	2.21

Outstanding options at June 30, 2010	11,498,991	2.02

     The estimated weighted-average fair value of options granted in the three months ended June 30, 2010 and 2009 was approximately $0.81 and $1.41 per option, respectively. The fair value of options granted is estimated as of the date of grant using the Black-Scholes option pricing model, which requires certain assumptions as of the date of grant. The weighted-average assumptions used as of June 30, 2010 and 2009 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Expected life (years)(1)	7.4	7.4	7.2	7.4
Risk-free interest rate(2)	2.9%	2.8%	2.9%	2.7%
Expected volatility(3)	88.2%	93.5%	88.4%	94.2%
Expected dividend yield(4)	0%	0%	0%	0%

(1)	The expected term represents our estimated period during which our stock-based awards remain outstanding. We estimated this period based on historical experience of similar awards, giving consideration to the contractual terms of the awards, vesting requirements, and expectation of future employee behavior, including post-vesting terminations.

(2)	The risk-free interest rate is based on U.S. Treasury debt securities with maturities close to the expected term of the option as of the date of grant.

(3)	Expected volatility is based on historical volatility over the most recent historical period equal to the length of the expected term of the option as of the date of grant.

(4)	We have not historically issued any dividends, and we do not expect to in the foreseeable future.
     At the end of each reporting period, we estimate forfeiture rates based on our historical experience within separate groups of employees and adjust the stock-based compensation expense accordingly.
     A summary of changes in unvested options for the three months ended June 30, 2010 is as follows:

		Weighted-average grant
	Number of options	date fair value ($)
Unvested options at March 31, 2010	2,921,743	1.36
Granted	1,883,000	0.81
Vested	(542,228)	1.56
Cancelled	(7,708)	1.36

Unvested options at June 30, 2010	4,254,807	1.09

     The estimated fair value of shares vested were approximately $846,000 in the three months ended June 30, 2010.
  Restricted Stock Units
     We have granted restricted stock units (RSUs) to certain employees which entitle the holders to receive shares of our common stock upon vesting of the RSUs. The fair value of restricted stock units granted are based upon the market price of the underlying common stock as if it were vested and issued on the date of grant.
     A summary of our restricted stock unit activity for the three months ended June 30, 2010 is as follows:

		Weighted-average grant
	Number of RSUs	date fair value ($)
Balance at March 31, 2010	1,777,151	1.58
Granted	3,365,000	1.03
Vested and converted to common shares	(253,763)	1.09

Balance unvested at June 30, 2010 (1)	4,888,388	1.23

(1)	55,000 of these restricted stock units vest and convert into shares of our common stock after one year from the date of grant. 2,580,754 of these restricted stock units vest and convert into shares of our common stock over a three year period from the date of grant: one-third of the award will vest on each grant date anniversary following the grant. 2,092,634 of these restricted stock units vest and convert into shares of our common stock over a four year period from the date of grant: one-fourth of the award will vest on each grant date anniversary following the grant. 160,000 of these restricted stock units will vest and convert into shares of our common stock subject to attainment of certain performance criteria and will be forfeited if not met.
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
     A summary of the changes in SARs for the three months ended June 30, 2010 is as follows:

Number of SARs
Outstanding at March 31, 2010	1,422,853
Granted	—
Exercised	—
Forfeited and expired	(68,765)

Outstanding SARs at June 30, 2010	1,354,088

SARs exercisable at June 30, 2010	1,325,872

     For the three months ended June 30, 2010, we re-measured the liability related to the SARs and due to a decrease in the price per share of our common stock and forfeiture, the re-measured fair value of the liability reduced compensation expense by approximately $148,000. For the same period in 2009, we recorded compensation expense of approximately $96,000.
     At June 30, 2010, we expect to recognize approximately $6,000 of compensation expense related to SARs over the next three months. The resulting effect on net loss and net loss per share attributable to common stockholders may not be representative of the effects in future periods, due to changes in the fair value calculation which is dependent on the stock price, volatility, interest and forfeiture rates, additional grants and subsequent periods of vesting.

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
     The summary of the changes to our wind-down reserve related to this facility for 2010 and 2009 were as follows:

	January 1 to	April 1 to	January 1 to	January 1 to
	March 31,	June 30,	June 30,	December 31,
	2010	2010	2010	2009
Accrued wind-down reserve at beginning of period	$3,572,000	$3,422,000	$3,572,000	$4,448,000
Less actual expenses recorded against estimated reserve during the period	(315,000)	(280,000)	(595,000)	(1,216,000)
Additional expense recorded to revise estimated reserve at period-end	165,000	126,000	291,000	340,000

Revised reserve at period-end	3,422,000	3,268,000	3,268,000	3,572,000
Add deferred rent at period-end	809,000	758,000	758,000	861,000

Total accrued wind-down expenses at period-end (current and non current)	$4,231,000	$4,026,000	$4,026,000	$4,433,000

Accrued wind-down expenses, current	$1,443,000	$1,510,000	$1,510,000	$1,376,000
Accrued wind-down expenses, non-current	2,788,000	2,516,000	2,516,000	3,057,000

Total accrued wind-down expenses	$4,231,000	$4,026,000	$4,026,000	$4,433,000

  Australia
     On April 1, 2009, as part of our acquisition of the SCS operations, we acquired operations near Melbourne, Australia. In order to reduce operating complexity and expenses, we made the decision to close our site in Australia and consolidate personnel and programs to our Cambridge, U.K. and Palo Alto, California sites. U.S. GAAP requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. In accordance with U.S. GAAP requirements, at June 30, 2009, we established a short-term reserve of approximately $310,000 for the estimated costs to close down and exit our Australia operations. The reserve reflects the estimated cost to terminate our facility lease in Australia (with an original termination date of December 31, 2010), employee termination benefits and other liabilities associated with the wind-down and relocation of our operations in Australia. The facility lease agreement was terminated effective July 2009 and our operations in Australia have been relocated to Cambridge, U.K. and Palo Alto, California. We recorded actual expenses of approximately $9,000 and $236,000 in 2010 and 2009, respectively, against this reserve. We believe that the estimated remaining balance of approximately $61,000 in our reserve will be sufficient to cover any remaining exit costs.

April 1 to
June 30,
2010
Accrued wind-down reserve at March 31, 2010	$70,000
Less actual expenses recorded against estimated reserve during the period	(3,000)
Foreign currency translation	(6,000)

Accrued wind-down reserve at June 30, 2010	$61,000

Note 8. Commitments and Contingencies
Leases
     Capital Leases
     We entered into direct financing transactions with the State of Rhode Island and received proceeds from the issuance of industrial revenue bonds totaling $5,000,000 to finance the construction of our pilot manufacturing facility in Rhode Island. The related lease agreements are structured such that lease payments fully fund all semiannual interest payments and annual principal payments through maturity in August 2014. The interest rate for the remaining bond series is 9.5%. The bond contains certain restrictive covenants which limit, among other things, the payment of cash dividends and the sale of the related assets. The outstanding principal was approximately $783,000 at June 30, 2010 and $860,000 at December 31, 2009.
     Operating Leases
     We lease various real properties under operating leases that generally require us to pay taxes, insurance, maintenance, and minimum lease payments. Some of our leases have options to renew.
     Operating Leases — California
     We have leased an approximately 68,000 square foot facility located at the Stanford Research Park in Palo Alto, California. The facility includes space for animals, laboratories, offices, and a GMP (Good Manufacturing Practices) suite. Under the terms of the agreement, we were required to provide a letter of credit for a total of approximately $778,000, which serves as a security deposit for the duration of the lease term. The letter of credit issued by our financial institution is collateralized by a certificate of deposit for the same amount, which is reflected as restricted cash in other assets, non-current on our condensed consolidated balance sheets. In October 2009, we amended the lease to extend the expiry date of the lease term from March 31, 2010 to August 31, 2011. The aggregate rent payment for the extended lease term is approximately $3,100,000. The lease contains escalating rent payments, which we recognize as operating lease expense on a straight-line basis. Deferred rent was approximately $71,000 as of June 30, 2010 and $131,000 as of December 31, 2009, and is reflected as deferred rent on our accompanying condensed consolidated balance sheets. As of June 30, 2010, we had a space-sharing agreement covering approximately 10,451 square feet of this facility.
     Operating Leases — Rhode Island
     We entered into a fifteen-year lease agreement for a scientific and administrative facility in Rhode Island in connection with a sale and leaseback arrangement in 1997. The lease term expires June 30, 2013. The lease contains escalating rent payments, which we recognize on a straight-line basis. Deferred rent expense for this facility was approximately $758,000 at June 30, 2010 and $861,000 at December 31, 2009, and is included as part of the wind-down accrual on the accompanying condensed consolidated balance sheets.
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
     Effective 2008, as part of an indemnification agreement with NeuroSpheres, we are entitled to offset all litigation costs incurred in this patent infringement suit, against amounts that would otherwise be owed to NeuroSpheres under our exclusive license agreements with NeuroSpheres, such as annual maintenance fees, milestones and royalty payments. We have capitalized $750,000 of our litigation costs because we will use these capitalized costs to offset the $50,000 royalty payment we are contractually obligated to pay NeuroSpheres each year. As the $50,000 annual payments are fully creditable against royalties due to Neurospheres, we have classified the $750,000 as prepaid royalties under “Other assets, non-current” on our accompanying condensed consolidated balance sheets. We have concluded that the estimated balance of $750,000 as of June 30, 2010 is a fair estimate and realizable against future milestone and royalty payments to NeuroSpheres, and that litigation costs incurred above this amount will be expensed as incurred. Management will reevaluate this estimate on a quarterly basis based on actual costs and other relevant factors.
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
     In November 2008, we sold 13,793,104 units to institutional investors at a price of $1.45 per unit, for gross proceeds of $20,000,000. The units, each of which consisted of one share of common stock and a warrant to purchase 0.75 shares of common stock at an exercise price of $2.30 per share, were offered as a registered direct offering under a shelf registration statement previously filed with and declared effective by the SEC. We received total proceeds, net of offering expenses and placement agency fees, of approximately $18,637,000. We recorded the fair value of the warrants to purchase 10,344,828 shares of our common stock as a liability. The fair value of the warrant liability will be revalued at the end of each reporting period, with the change in fair value of the warrant liability recorded as a gain or loss in our condensed consolidated statements of operations. The fair value of the warrants will continue to be classified as a liability until such time as the warrants are exercised, expire or an amendment of the warrant agreement renders these warrants to be no longer classified as a liability.
     The assumptions used for the Black-Scholes option pricing model are as follows:

	To Calculate
	Fair Value of Warrant
	Liability at
	June 30, 2010	March 31, 2010
Expected life (years)	3.9	4.1
Risk-free interest rate	1.7%	1.9%
Expected volatility	80.0%	79.9%
Expected dividend yield	0%	0%

	At June 30,	At March 31,	Change in Fair Value
	2010	2010	of Warrant Liability
Fair value of warrant liability	$3,755,689	$5,441,379	$(1,685,690)
     In November 2009, we sold 10,000,000 units to institutional investors at a price of $1.25 per unit, for gross proceeds of $12,500,000. The units, each of which consisted of one share of common stock and a warrant to purchase 0.4 shares of common stock at an exercise price of $1.50 per share, were offered as a registered direct offering under a shelf registration statement previously filed with and declared effective by the SEC. We received total proceeds, net of offering expenses and placement agency fees, of approximately $11,985,000. We recorded the fair value of the warrants to purchase 4,000,000 shares of our common stock as a liability. The fair value of the warrant liability will be revalued at the end of each reporting period, with the change in fair value of the warrant liability recorded as a gain or loss in our condensed consolidated statements of operations. The fair value of the warrants will continue to be classified as a liability until such time as the warrants are exercised, expire or an amendment of the warrant agreement renders these warrants to be no longer classified as a liability.
     The assumptions used for the Black-Scholes option pricing model are as follows:

	To Calculate
	Fair Value of Warrant Liability at
	June 30,	March 31,
	2010	2010
Expected life (years)	4.8	5.1
Risk-free interest rate	2.1%	2.4%
Expected volatility	76.2%	76.7%
Expected dividend yield	0%	0%

	At June 30,	At March 31,	Change in Fair Value
	2010	2010	of Warrant Liability
Fair value of warrant liability	$1,964,560	$2,719,240	$(754,680)
Note 10. Common Stock
     On June 8, 2009, we filed a prospectus supplement that relates to the issuance and sale, from time to time, of up to $30,000,000 of our common stock. These sales will be made pursuant to the terms of a sales agreement with a sales agent. The prospectus is a part of a shelf registration statement that we filed with the SEC on June 25, 2008. Under this shelf registration process, we may offer to sell in one or more offerings equity or debt securities up to a total dollar amount of $100,000,000. Under our above mentioned sales agreement, in the six-month period ended June 30, 2010, we sold 1,192,200 shares of common stock at an average price of approximately $1.16 per share for gross proceeds of approximately $1,381,000.
     On June 29, 2010, we sold seven million shares of our common stock to an institutional investor, at a price of $0.865 per share. We received net proceeds, after deducting offering expenses and fees, of approximately $5,700,000. No warrants were issued in this transaction. As part of the sale agreement, the institutional investor has agreed to purchase an additional five million shares of common stock approximately 12 weeks after the initial sale, at a purchase price to be calculated using the then-current trading price, although we may elect not to sell the remaining shares. No warrants would be issued in connection with the sale of the additional shares to the institutional investor. The seven million shares were, and the additional five million shares would be, offered under our effective shelf registration statement previously filed with the SEC.

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
Overview
The Company
     We are engaged in researching, developing, and commercializing stem cell therapeutics and technologies for stem cell-based research, drug discovery and development. Our research and development (R&D) efforts primarily support our cellular medicine programs, where we are engaged in identifying and developing potential cell-based therapeutics which can either restore or support organ function. In particular, since we relocated our corporate headquarters to California in 1999, our R&D efforts have been directed at refining our methods for identifying, isolating, culturing, and purifying the human neural stem cell and human liver engrafting cells (hLEC) and developing these as potential cell-based therapeutics for the central nervous system (CNS) and the liver, respectively. In our CNS Program, our HuCNS-SC® product candidate (purified human neural stem cells) is currently in clinical development for two indications: neuronal ceroid lipofuscinosis (NCL), a lysomal storage disorder often referred to as Batten disease, and Pelizeaus-Merzbacher Disease (PMD), a myelination disorder in the brain. We have completed a six patient Phase I clinical trial in infantile and late infantile NCL. The data from this trial showed that the HuCNS-SC cells were well tolerated and there was evidence of engraftment and long-term survival of the HuCNS-SC cells. In May 2010, we were authorized by the FDA to proceed to a second clinical trial in NCL, which is designed to further assess the safety of HuCNS-SC cells and to examine the ability of the cells to affect the progression of the disease. We anticipate this trial will be initiated in 2010, but there can be no assurance when or if such trial will be initiated. We are also currently conducting a Phase I clinical trial to assess the safety and preliminary effectiveness of HuCNS-SC cells as a treatment for PMD. We enrolled and treated the first patient in this trial in February 2010, and our goal is to complete enrollment by year end. In addition, our HuCNS-SC cells are in preclinical development for spinal cord injury and retinal disorders, and our goal is to initiate clinical testing in these indications in 2011 and 2012, respectively. In our Liver Program, we are in preclinical development with our human liver engrafting cells and are pursuing additional improvements to our process of isolating and purifying hLEC. We have also conducted research on several other cell types and in other areas, which could lead to other possible product candidates, process improvements or further research activities. For a brief description of our significant therapeutic research and development programs, see Overview “Research and Development Programs” in the Business Section of Part I, Item 1 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

     We are also engaged in developing and commercializing applications of our technologies to enable stem cell-based research, which we believe represent nearer-term commercial opportunities. Our portfolio of technologies includes cell technologies relating to embryonic stem cells, induced pluripotent stem (iPS) cells, and tissue-derived (adult) stem cells; expertise and infrastructure for providing cell-based assays for drug discovery; a cell culture products business; and an intellectual property portfolio with claims relevant to cell processing, reprogramming and manipulation, as well as to gene targeting and insertion. Many of our enabling technologies were acquired in April 2009 as part of our acquisition of the operations of Stem Cell Sciences Plc (SCS). See Note 4, “Acquisition of SCS Operations,” in the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further information.
     We have not derived any revenue or cash flows from the sale or commercialization of any products except for license revenue for certain of our patented cells and revenue from the sale of proprietary cell culture products for use in research. As a result, we have incurred annual operating losses since inception and expect to incur substantial operating losses in the future. Therefore, we are dependent upon external financing from equity and debt offerings and revenue from collaborative research arrangements with corporate sponsors to finance our operations. We have no such collaborative research arrangements at this time and there can be no assurance that such financing or partnering revenue will be available when needed or on terms acceptable to us.
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
     The research markets served by our enabling technologies are highly competitive, complex and dynamic. Technological advances and scientific discoveries have accelerated the pace of change in biological research, and stem cell technologies have been evolving particularly fast. We compete mainly by focusing on specialty cell culture products and cell-based assays, which are custom designed for use in stem cell-based research, where we believe our expertise, intellectual property and reputation give us competitive advantage. We believe that, in this particular market niche, our products and technologies offer customers specific advantages over those offered by our competitors. We compete by offering innovative, quality-controlled products, consistently made and designed to produce reproducible results. We continue to make investments in research and development, quality management, quality improvement, and product innovation. There can be no assurance that we will have sufficient resources to continue to make such investments. For the six-month period ended June 30, 2010, we generated revenues from the sale of specialty cell culture products of approximately $189,000. There can be no assurance that we will be able to continue to generate such revenues in the future.
Significant Events
     In May 2010, we appointed R. Scott Greer to our Board of Directors. Mr. Greer is a successful entrepreneur with a proven track record in developing and growing life sciences companies, and adds more than twenty-five years of life sciences and financial services industry experience to our Board. In addition, we reconstituted the Strategic Transactions Committee as a standing committee of the Board. The Strategic Transactions Committee, which Mr. Greer chairs, is intended to provide guidance and consultation to management and advice to the full Board on various corporate initiatives.
     In May 2010, we were authorized by the FDA to proceed to a second clinical trial in NCL. This trial is designed to further assess the safety of HuCNS-SC cells in NCL, while also examining the ability of the cells to affect the progression of the disease. We anticipate this trial will be initiated in 2010.
     In May 2010, the co-principal investigator of our Phase I NCL trial, Nathan Selden, M.D., Ph.D., F.A.C.S., F.A.A.P., gave a feature presentation at the American Association of Neurological Surgeons 2010 Annual Meeting, one of the leading forums for neurosurgeons from around the world to present and discuss cutting-edge research in the field. In his presentation, Dr. Selden summarized the positive safety data from the trial and presented new data from the ongoing long-term observational study which continue to affirm the safety profile of the HuCNS-SC cells.
     In June 2010, we announced that newly published independent research demonstrates that our GS2-M™ cell culture media formulation enhances the pluripotency of human embryonic stem (ES) and induced pluripotent stem (iPS) cells. Our GS2-M medium has already been shown to enable the derivation and long-term maintenance of mouse iPS cells. With this new application of GS2-M, researchers may now be able to significantly advance human pluripotent stem cell research.
     In June 2010, three of our scientists made presentations at the International Society for Stem Cell Research (ISSCR) 8th Annual Meeting, which is the preeminent meeting of stem cell experts from public, private, academic, and government institutions from around the world. These presentations highlight our scientific leadership and progress in advancing discoveries to potential commercial applications.
     In June 2010, we sold seven million shares of our common stock to an institutional investor, at a price of $0.865 per share. We received net proceeds, after deducting offering expenses and fees, of approximately $5,700,000. No warrants were issued in this transaction. As part of the sale agreement, the institutional investor has agreed to purchase an additional five million shares of common stock approximately 12 weeks after the initial sale, at a purchase price to be calculated using the then-current trading price, although we may elect not to sell the additional shares. No warrants would be issued in connection with the sale of the additional shares. The seven million shares were, and the additional five million shares would be, offered under our effective shelf registration statement previously filed with the SEC.
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
Stock-Based Compensation
     U.S. GAAP requires us to recognize expense related to the fair value of our stock-based payment awards, including employee stock options and restricted stock units. Under the provisions of U.S. GAAP, employee stock-based payment is estimated at the date of grant based on the award’s fair value using the Black-Scholes-Merton (Black-Scholes) option-pricing model and is recognized as expense ratably over the requisite service period. The Black-Scholes option-pricing model requires the use of certain assumptions, the most significant of which are our estimates of the expected volatility of the market price of our stock and the expected term of the award. Our estimate of the expected volatility is based on historical volatility. The expected term represents our estimated period during which our stock-based awards remain outstanding. We estimate the expected term based on historical experience of similar awards, giving consideration to the contractual terms of the awards, vesting requirements, and expectation of future employee behavior, including post-vesting terminations.
     We review our valuation assumptions at each grant date and, as a result, our assumptions in future periods may change. As of June 30, 2010,we expect to recognize approximately $8,803,000 of compensation expense related to unvested stock-based awards over a weighted-average period of 2.9 years. See also Note 6, “Stock-Based Compensation,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.
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
     Management forms its best estimate on a quarterly basis, after considering actual sublease activity, reports from our broker/realtor about current and predicted real estate market conditions in Rhode Island, the likelihood of new subleases in the foreseeable future for the specific facility and significant changes in the actual or projected operating expenses of the property. We discount the projected net outflow over the term of the leasehold to arrive at the present value, and adjust the reserve to that figure. The estimated vacancy rate for the facility is an important assumption in determining the reserve because changes in this assumption have the greatest effect on estimated sublease income. In addition, the vacancy rate estimate is the variable most subject to change, while at the same time it involves the greatest judgment and uncertainty due to the absence of highly predictive information concerning the future of the local economy and future demand for specialized laboratory and office space in that area. The average vacancy rate of the facility over the last seven years (2003 through 2009) was approximately 74%, varying from 62% to 89%. As of June 30, 2010, based on current information available to management, the vacancy rate is projected to be approximately 76% for 2010 and approximately 70% from 2011 through the end of the lease. These estimates are based on actual occupancy as of June 30, 2010, predicted lead time for acquiring new subtenants, historical vacancy rates for the area, and assessments by our broker/realtor of future real estate market conditions. If the assumed vacancy rate for the remainder of the lease had been 5% higher or lower at June 30, 2010, then the reserve would have increased or decreased by approximately $117,000. Similarly, a 5% increase or decrease in the operating expenses for the facility would have increased or decreased the reserve by approximately $83,000, and a 5% increase or decrease in the assumed average rental charge per square foot would have increased or decreased the reserve by approximately $35,000. Management does not wait for specific events to change its estimate, but instead uses its best efforts to anticipate them on a quarterly basis. See Note 7 “Wind-Down Expenses,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.
Wind-down expenses — Australia
     On April 1, 2009, as part of our acquisition of the SCS operations, we acquired operations near Melbourne, Australia. In order to reduce operating complexity and expenses, we made the decision to close our site in Australia and consolidate personnel and programs to our Cambridge, U.K. and Palo Alto, California sites. U.S. GAAP requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. In accordance with U.S. GAAP requirements, at June 30, 2009, we established a short-term reserve of approximately $310,000 for the estimated costs to close down and exit our Australia operations. The reserve reflects the estimated cost for an early termination of our facility lease in Australia (with an original termination date of December 31, 2010), employee termination benefits and other liabilities associated with the wind-down and relocation of our operations in Australia. The facility lease agreement has been terminated and our operations in Australia have been relocated to Cambridge, U.K. and Palo Alto, California. We recorded actual expenses of approximately $6,000 and $236,000 against this reserve in 2010 and 2009, respectively. As of June 30, 2010, we believe that the estimated remaining balance of approximately $61,000 in our reserve will be sufficient to cover any remaining exit costs.
Business Combinations
     The operating results of acquired companies or operations are included in our consolidated financial statements starting on the date of acquisition. Goodwill is recorded at the time of an acquisition and is calculated as the difference between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, including in-process research and development. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. We test goodwill for impairment on an annual basis or more frequently if we believe indicators of impairment exist. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, we could incur impairment charges in a future period.
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
     We acquired the operations of SCS on April 1, 2009, and have consolidated such operations since that date (See Note 4. “Acquisition of Stem Cell Sciences Plc (SCS) Operations,” in the notes to condensed consolidated financial statements of Part I, Item1 of this Form 10-Q for further information). Consequently, our results of operations for the six-month period ended June 30, 2010 will include the acquired operations for the full six months, but will only include them in the second quarter of 2009 for the six-month period in 2009.
Revenue and Cost of Product Sales
     Revenue for the three and six-month periods ended June 30, 2010, as compared with the same periods in 2009, is summarized in the table below:

	Three months ended,				Six months ended,
	June 30		Change in 2010 versus 2009		June 30		Change in 2010 versus 2009
	2010	2009	$	%	2010	2009	$	%
Revenue:
Licensing agreements and grants	$171,550	$144,851	$26,699	18%	$285,399	$201,453	$83,946	42%
Product sales	72,581	120,600	(48,019)	(40%)	189,005	120,600	68,405	57%

Total revenue	244,131	265,451	(21,320)	(8%)	474,404	322,053	152,351	47%

Cost of product sales	24,862	59,525	34,663	(58%)	68,624	59,525	(9,099)	15%

Gross Profit	$219,269	$205,926	$13,343	6%	$405,780	$262,528	$143,252	55%

     Total revenue in the second quarter of 2010 was approximately $244,000, which was 8% lower than total revenue of approximately $265,000 in the second quarter of 2009. The decrease in 2010 compared to 2009 was primarily attributable to a decrease in product sales in the second quarter of 2010 compared to the same period in 2009.
     Second quarter ended June 30, 2010 versus second quarter ended June 30, 2009. Licensing and grant revenue for the second quarter of 2010 was approximately $27,000, or 18%, higher as compared to the same period in 2009. Approximately $18,000 of this increase was primarily attributable to receipt of up front non-refundable license fees, and approximately $9,000 of the increase was from an existing grant which we were awarded in October 2008 from the National Institute of Diabetes and Digestive and Kidney Diseases to research and develop a potential cell-based therapeutic for liver disease. In the second quarter of 2010, revenue from product sales was approximately $48,000, or 40%, lower as compared to the same period in 2009. This decrease was primarily attributable to several large orders for product in the second quarter of 2009 that were not repeated in the second quarter of 2010, as well as the effects of depreciation of the British pound relative to the U.S. dollar.
     Total revenue in the six-month period ended June 30, 2010 was approximately $474,000, which was 47% higher than total revenue of approximately $322,000 in the similar period of 2009. The six-month period of 2010 includes two quarters of revenue recognized and consolidated in connection with our acquired operations, as compared to one quarter for the same period in 2009.
     Six-month period ended June 30, 2010 versus six-month period ended June 30, 2009. Licensing and grant revenue for the six-month period ended June 30, 2010, was approximately $84,000, or 42%, higher compared to the same period in 2009. This increase was primarily attributable to approximately $72,000 in grant and licensing revenue recognized and consolidated in connection with our acquired operations, and an increase of approximately $21,000 in licensing revenue. These increases were offset by a decrease in revenue of approximately $9,000 from an existing grant which we were awarded in October 2008 from the National Institute of Diabetes and Digestive and Kidney Diseases to research and develop a potential cell-based therapeutic for liver disease. In the six-month period ended June 30, 2010, we recognized approximately $189,000 as revenue from product sales and $69,000 as cost of product sales, compared to approximately $121,000 as revenue from product sales and $60,000 as cost of products sales, for the same period in 2009. The increase in the first six months of 2010 compared to the similar period in 2009 was primarily attributable to the consolidation of two quarters of product sales from our acquired operations in the U.K. in the six-month period of 2010 compared to one quarter for the same period in 2009.
Operating Expenses
     Operating expenses for the three and six-month periods ended June 30, 2010, as compared with the same periods in 2009, are summarized in the table below:

	Three months ended,		Change in 2010 versus		Six months ended,		Change in 2010 versus
	June 30		2009		June 30		2009
	2010	2009	$	%	2010	2009	$	%
Operating expenses:
Research & development	$4,858,228	$5,054,600	$(196,372)	(4)%	$9,895,742	$9,290,389	$605,353	7%
Selling, general & administrative	2,286,678	2,201,974	84,704	4%	4,871,420	4,740,886	130,534	3%
Wind-down expenses	125,833	340,064	(214,231)	(63)%	291,168	545,500	(254,332)	(47)%

Total operating expenses	$7,270,739	$7,596,638	$(325,899)	(4)%	$15,058,330	$14,576,775	$481,555	3%

     Research and Development Expenses
     Our R&D expenses consist primarily of salaries and related personnel expenses, costs associated with clinical trials and regulatory submissions; costs associated with preclinical activities such as toxicology studies; costs associated with cell processing and process development; certain patent-related costs such as licensing; facilities related costs such as depreciation; lab equipment and supplies. Clinical trial expenses include payments to vendors such as clinical research organizations, contract manufacturers, clinical trial sites, laboratories for testing clinical samples and consultants. Cumulative R&D costs incurred since we refocused our activities on developing cell-based therapeutics (fiscal years 2000 through the three months ended June 30, 2010) were approximately $121 million. Over this period, the majority of these cumulative costs were related to: (i) characterization of our proprietary HuCNS-SC cells, (ii) expenditures for toxicology and other preclinical studies, preparation and submission of applications to regulatory agencies to conduct clinical trials and obtaining regulatory clearance to initiate such trials, all with respect to our HuCNS-SC cells, (iii) preclinical studies and development of our human liver engrafting cells, (iv) costs associated with cell processing and process development and (v) costs associated with our clinical studies.
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
     R&D expenses totaled approximately $4,858,000 in the second quarter of 2010 compared with $5,055,000 in the second quarter of 2009.
     Second quarter ended June 30, 2010 versus second quarter ended June 30, 2009. The decrease of approximately $196,000, or 4%, from 2009 to 2010 was primarily attributable to (i) decreased R&D expenses of approximately $97,000 primarily attributable to consolidating our operations, including the wind-down of our Australian operations and consolidating those programs with our U.K. and U.S. operations, (ii) a decrease in allocated facilities and information technology expenses to R&D of approximately $97,000 attributable to lower operating costs, and (iii) a decrease in net other operating expenses of approximately $2,000.
     R&D expenses totaled approximately $9,896,000 in the six-month period ended June 30, 2010, compared with $9,290,000 for the same period in 2009.
     Six-month period ended June 30, 2010 versus six-month period ended June 30, 2009. The increase of approximately $606,000, or 7%, from 2009 to 2010 was primarily attributable to (i) an approximately $469,000 increase in R&D expenses related to consolidation of two quarters of our acquired operations in the U.K. in the six-month period of 2010 compared to one quarter for the same period in 2009; (ii) an increase in external services of approximately $175,000 primarily related to our phase I clinical trial to assess the safety and preliminary effectiveness of HuCNS-SC cells as a treatment for PMD, and (iii) a net increase in personnel expenses of approximately $22,000 resulting from an increased head count at our California site to support expanded operations in our cell processing and product development programs. These increased expenses were partially offset by a decrease in other expenses of approximately $60,000.
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
     SG&A expenses totaled approximately $2,287,000 in the second quarter of 2010 compared with approximately $2,202,000 in the second quarter of 2009.
     Second quarter ended June 30, 2010 versus second quarter ended June 30, 2009. The increase of approximately $85,000, or 4%, in SG&A expenses from 2009 to 2010 was primarily attributable to (i) increased external service expenses of approximately $179,000, primarily legal fees for our litigation against Neuralstem (see also Note 8, “Commitments and Contingencies,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information), and (ii) an increase of approximately $10,000 in other expenses. These increased expenses were partially offset by a decrease in stock-based compensation expense of approximately $104,000.
     SG&A expenses totaled approximately $4,871,000 in the six-month period ended June 30, 2010, compared with $4,741,000 for the same period in 2009.
     Six-month period ended June 30, 2010 versus six-month period ended June 30, 2009. The increase of approximately $130,000, or 3%, in SG&A expenses from 2009 to 2010 was primarily attributable to (i) an increase of approximately $224,000 in SG&A expense related to consolidation of acquired operations for two quarters in the six-month period in 2010 compared to one quarter for the same period in 2009, (ii) an increase in external services of approximately $40,000, mainly due to an increase in recruiting and investor relations expenses, and (iii) an increase of approximately $26,000 in other expenses. These increased expenses were partially offset by a decrease in personnel expenses of approximately $160,000, primarily attributable to lower stock-based compensation expense.
Wind-down Expenses

	Three months ended,		Six months ended,
	June 30		June 30
	2010	2009	2010	2009
Rhode Island	$125,833	$29,795	$291,168	$235,231
Australia	—	310,269	—	310,269

Total wind-down expenses	$125,833	$340,064	$291,168	$545,500

     Rhode Island
     In 1999, in connection with exiting our former research facility in Rhode Island, we created a reserve for the estimated lease payments and operating expenses related to it. The reserve has been re-evaluated and adjusted based on assumptions relevant to real estate market conditions and the estimated time until we could either fully sublease, assign or sell our remaining interests in the property. The reserve was approximately $4,433,000 at December 31, 2009. Payments net of subtenant income of approximately $280,000 for the second quarter and $595,000 for the six-month period ended June 30, 2010, were recorded against this reserve. At June 30, 2010, we re-evaluated the estimate and adjusted the reserve to approximately $4,026,000 by recording additional wind-down expenses of approximately $126,000 in the second quarter of 2010, for a total of approximately $291,000 for the six-month period ended June 30, 2010. For the similar period in 2009, payments recorded against the reserve were approximately $293,000 in the second quarter of 2009, and $624,000 for the six-month period ended June 30, 2009, and additional expenses recorded to adjust the reserve were approximately $30,000 in the second quarter of 2009, for a total of approximately $235,000 for the six-month period ended June 30, 2009. Expenses for this facility will fluctuate based on changes in tenant occupancy rates and other operating expenses related to the lease. Even though it is our intent to sublease, assign, sell, or otherwise divest ourselves of our interests in the facility at the earliest possible time, we cannot determine with certainty a fixed date by which such events will occur. In light of this uncertainty, based on estimates, we will periodically re-evaluate and adjust the reserve, as necessary. See Note 7 “Wind-down expenses,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.
     Australia
     On April 1, 2009, as part of our acquisition of the SCS operations, we acquired operations near Melbourne, Australia. In order to reduce operating complexity and expenses, we made the decision to close our site in Australia and consolidate personnel and programs to our Cambridge, U.K. and Palo Alto, California sites. U.S. GAAP requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. In accordance with U.S. GAAP requirements, at June 30, 2009, we established a short-term reserve of approximately $310,000 for the estimated costs to close down and exit our Australia operations. The reserve reflects the estimated cost to terminate our facility lease in Australia (with an original termination date of December 31, 2010), employee termination benefits and other liabilities associated with the wind-down and relocation of our operations in Australia. The facility lease agreement has been terminated and our operations in Australia have been relocated to Cambridge, U.K. and Palo Alto, California. We recorded actual expenses of approximately $9,000 and $236,000 against this reserve in 2010 and 2009 respectively. No further adjustments were made to the reserve balance as we believe that the estimated remaining balance of approximately $61,000 in our reserve at June 30, 2010, will be sufficient to cover any remaining exit costs.
Other Income (Expense)
     Other income totaled approximately $2,441,000 in the second quarter of 2010 compared with other income of $24,000 in the same period of 2009, and other income of $3,918,000 for the six-month period ended June 30, 2010 compared with other expense of approximately $2,334,000 for the six-month period ended June 30, 2009.

	Three months ended,		Change in 2010 versus		Six months ended,		Change in 2010 versus
	June 30		2009		June 30		2009
	2010	2009	$	%	2010	2009	$	%
Other income (expense):
Gain on sale of marketable securities	$—	$—	$—	—	$—	$397,866	$(397,866)	*
Change in fair value of warrant liability	2,440,370	102,517	2,337,853	2,280%	3,956,719	(2,652,931)	6,609,650	(249)%
Interest income	13,309	8,338	4,971	60%	13,903	50,285	(36,382)	(72)%
Interest expense	(25,054)	(29,074)	4,020	(14)%	(50,554)	(57,250)	6,696	(12)%
Other income (expense), net	12,498	(57,424)	69,922	(122)%	(1,940)	(71,634)	69,694	(97)%

Total other income	$2,441,123	$24,357	$2,416,766	9,922%	$3,918,128	$(2,333,664)	$6,251,792	(268)%

*	Calculation is not meaningful.
Gain on Sale of Marketable Equity Securities

     In the first quarter of 2009, we sold in aggregate 2,900,000 shares of ReNeuron and received proceeds of approximately $510,000. We recognized a realized gain of approximately $398,000 for that quarter. We did not sell any ReNeuron shares during the six-month period ended June 30, 2010. We owned 1,921,924 ordinary shares of ReNeuron at June 30, 2010. See Note 2 “Financial Instruments” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.
     Change in Fair Value of Warrant Liability
     As part of both our November 2008 and November 2009 financings, we issued warrants with five year terms to purchase 10,344,828 and 4,000,000 shares of our common stock at $2.30 and $1.50 per share, respectively. As the contracts include the possibility of net-cash settlement, we are required to classify the fair value of the warrants issued as a liability, with subsequent changes in fair value to be recorded as income (loss) on change in fair value of warrant liability. The fair value of the warrants is determined using the Black-Scholes option pricing model and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. Our estimate of the expected volatility is based on historical volatility. The expected term of the warrants is based on the time to expiration of the warrants from the date of measurement. Risk-free interest rates are derived from the yield on U.S. Treasury debt securities. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability. See Note 9 “Warrant Liability” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.
     Interest Income
     Interest income in the second quarter of 2010 was relatively flat when compared to the same period in 2009. Interest income for the six-month period ended June 30, 2010 decreased by approximately $36,000, or 72%, when compared to the same period in 2009. The decrease was primarily due to a lower average yield in 2010.
     Interest Expense
     Interest expense for the second quarter of 2010, and for the six-month period ended June 30, 2010, was relatively flat when compared to the similar period in 2009. Interest expense is primarily for outstanding debt and capital lease balances. See Note 8 “Commitment and Contingencies,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.
Liquidity and Capital Resources
     Since our inception, we have financed our operations through the sale of common and preferred stock, the issuance of long-term debt and capitalized lease obligations, revenue from collaborative agreements, research grants, license fees, and interest income.

	June 30,	December 31,	Change
	2010	2009	$	%
Cash and cash equivalents	$30,765,504	$38,617,977	$(7,852,473)	(20)%
     In summary, our cash flows were:

	Six months ended June 30,		Change in 2010 versus 2009
	2010	2009	$	%
Net cash used in operating activities	$(13,746,173)	$(12,382,824)	$(1,363,349)	11%
Net cash provided by (used in) investing activities	$(509,064)	$4,038,189	$(4,547,253)	(113)%
Net cash provided by financing activities	$6,443,669	$15,208,452	$(8,764,783)	(58)%
Net Cash Used in Operating Activities
     Net cash used in operating activities in the first six months of 2010 increased by approximately $1,363,000, or 11%, when compared to the same period of 2009. Cash used in operating activities is primarily driven by our net loss as adjusted for non-cash charges and differences in the timing of cash flows.

Net Cash Provided by (Used in) Investing Activities
     The decrease of approximately $4,547,000, or 113%, from 2009 to 2010 for net cash provided by investing activities, was primarily attributable to a higher number of marketable debt securities maturing in the first six months of 2009 as compared to the similar period in 2010 and the sale of 2,900,000 shares of ReNeuron for net proceeds of approximately $510,000 in the first quarter of 2009.
Net Cash Provided by Financing Activities
     Net cash provided by financing activities in the first six months of 2010 decreased approximately $8,765,000, or 58%, compared to the same period in 2009 primarily due to lower net proceeds from sales of common stock. In the first six months of 2010, we received aggregate net proceeds of approximately $7,015,000 from the sale of 1,192,200 shares of common stock at an average price of $1.16 per share under sales agreements with a sales agent and the sale of 7,000,000 shares of common stock at $0.865 per share to an institutional investor. In the same period of 2009, we received net proceeds of approximately $15,000,000 from the sale of 8,262,400 shares of common stock at an average price of $1.89 per share under sales agreements with a sales agent. See Note 10 “Common Stock” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information on the financing activities in 2010.
     Listed below are key financing transactions entered into by us in the prior three years:
•	In November 2009, we sold 10,000,000 units to institutional investors at a price of $1.25 per unit, for gross proceeds of $12,500,000. The units, each of which consisted of one share of common stock and a warrant to purchase 0.4 shares of common stock at an exercise price of $1.50 per share, were offered as a registered direct offering under a shelf registration statement previously filed with and declared effective by the Securities and Exchange Commission. We received total proceeds net of offering expenses and placement agency fees of approximately $11,985,000.

•	In June 2009, we filed a prospectus supplement that relates to the issuance and sale of up to $30,000,000 of our common stock, from time to time through a sales agreement with a sales agent. The prospectus is a part of a shelf registration statement that we filed with the SEC on June 25, 2008. Under this shelf registration process, we may offer to sell in one or more offerings equity or debt securities up to a total dollar amount of $100,000,000. In 2009, we sold a total of 1,830,000 shares of our common stock under a June 2009 sales agreement with a sales agent at an average price per share of $1.80 for gross proceeds of approximately $3,291,000.

•	In November 2008, we sold 13,793,104 units to institutional investors at a price of $1.45 per unit, for gross proceeds of $20,000,000. The units, each of which consisted of one share of common stock and a warrant to purchase 0.75 shares of common stock at an exercise price of $2.30 per share, were offered as a registered direct offering under a shelf registration statement previously filed with and declared effective by the Securities and Exchange Commission. We received total proceeds net of offering expenses and placement agency fees of approximately $18,637,000.

•	In 2007, 2008 and 2009, we sold a total of 10,000,000 shares of our common stock at an average price per share of $2.06 for gross proceeds of approximately $20,555,000. These shares were sold under a sales agreement entered into in December 2006, under which up to 10,000,000 shares may be sold from time to time under a shelf registration statement.
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
     We intend to pursue opportunities to obtain additional financing in the future through equity and debt financings, grants and collaborative research arrangements. On June 25, 2008 we filed with the SEC a universal shelf registration statement, declared effective July 18, 2008, which permits us to issue up to $100 million worth of registered debt and equity securities. Under this effective shelf registration, we have the flexibility to issue registered securities, from time to time, in one or more separate offerings or other transactions with the size, price and terms to be determined at the time of issuance. Registered securities issued using this shelf may be used to raise additional capital to fund our working capital and other corporate needs, for future acquisitions of assets, programs or businesses, and for other corporate purposes. As of August 5, 2010, we had approximately $41 million under our universal shelf registration statement available for issuing debt or equity securities; approximately $30 million of this $41 million has been reserved for the potential exercise of the warrants issued in connection with our November 2008 and November 2009 financings.
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
     Operating Leases — California
     We entered into and amended a lease agreement for an approximately 68,000 square foot facility located at the Stanford Research Park in Palo Alto, California. At June 30, 2010, we expect to pay in aggregate, approximately $1,748,000 in rent and estimated operating expenses for the remainder of 2010. At June 30, 2010, we had a space-sharing agreement covering approximately 10,451 square feet of this facility.
     Operating Leases — Rhode Island
     We continue to have outstanding obligations in regard to our former facilities in Lincoln, Rhode Island. In 1997, we had entered into a fifteen-year lease for a scientific and administrative facility in a sale and leaseback arrangement. The lease includes escalating rent payments. At June 30, 2010, we expect to pay in aggregate, approximately $878,000 in rent and estimated operating expenses before receipt of sub-tenant income, for the remainder of 2010. At June 30, 2010, we expect to receive, in aggregate, approximately $130,000 in sub-tenant rent and operating expenses for the remainder of 2010. As a result of the above transactions, our estimated cash outlay net of sub-tenant rent for the facility will be approximately $748,000 for the remainder of 2010.
     Operating Leases — United Kingdom
     On April 1, 2009, as part of our acquisition of the operations of SCS, we acquired operations in Cambridge, U.K.. As of April 2009, our wholly-owned subsidiary, Stem Cell Sciences (UK) Ltd, had two lease agreements for approximately 3,900 square feet of office and lab space in aggregate in two buildings of the Babraham Research Campus in Cambridge, U.K. One of these two leases, for approximately 2,000 square feet, expired by its terms on February 28, 2010. The second, for approximately 1,900 square feet, had an initial term until March 2011, with an option, at our election, to extend the term for an additional five years. In February 2010, in order to consolidate our operations into a single building at the research campus, we entered into a new lease agreement effective March 1, 2010, for approximately 3,240 square feet. The initial term of this new lease will continue until March 2011, with an option, at our election, to extend the term for an additional two years. The two currently effective Cambridge leases cover in aggregate approximately 5,000 square feet. At June 30, 2010, we expect to pay approximately 69,000 GBP as rental payments for the remainder of 2010 in aggregate for the Cambridge leases. StemCells, Inc. is a guarantor of Stem Cell Sciences (UK) Ltd’s obligations under both leases.

     With the exception of leases discussed above, we have not entered into any off balance sheet financial arrangements and have not established any special purpose entities. We have not guaranteed any debts or commitments of other entities or entered into any options on non-financial assets.
Contractual Obligations
     In the table below, we set forth our legally binding and enforceable contractual cash obligations at June 30, 2010:

	Total						Payable in
	Obligations	Payable in (July to					2015
	at June	December)	Payable in	Payable in	Payable in	Payable in	and
	30, 2010	2010	2011	2012	2013	2014	Beyond
Operating lease payments(1)	$6,363,015	$1,773,531	$2,685,187	$1,171,875	$732,422	$—	$—
Capital lease (equipment)	128,416	36,696	73,391	18,329	—	—	—
Bonds Payable (principal & interest)(2)	978,784	121,352	242,321	240,666	237,593	136,852	—

Total contractual cash obligations	$7,470,215	$1,931,579	$3,000,899	$1,430,870	$970,015	$136,852	$—

(1)	Operating lease payments exclude space-sharing and sub-lease income (see “Off-Balance Sheet Arrangements — Operating Leases” above for further information), but include rent payments for our Rhode Island facility that are included as part of our “Accrued wind-down expenses” in our condensed consolidated financial statements. See Note 7, “Wind-down expenses” and Note 8, “Commitments and Contingencies” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

(2)	See Note 8, “Commitments and Contingencies” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.
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
     We periodically enter into licensing agreements with third parties to obtain exclusive or non-exclusive licenses for certain technologies. The terms of certain of these agreements require us to pay future milestone payments based upon achievement of certain developmental, regulatory or commercial milestones. We do not anticipate making any milestone payments under any of our licensing agreements for 2010. Milestone payments beyond fiscal year 2010 cannot be predicted or estimated, due to the uncertainty of achieving the required developmental, regulatory or commercial milestones.
     We do not have any material unconditional purchase obligations or commercial commitments related to capital expenditures, clinical development, clinical manufacturing, or other external services contracts at June 30, 2010.
Recent Accounting Pronouncements
     In January 2010, the Financial Accounting Standards Board (FASB), issued new standards to update and amend existing standards on Fair Value Measurements and Disclosures. These standards require new disclosures on the amount and reason for transfers in and out of Level 1 and Level 2 fair value measurements. The standards also require disclosure of activities in Level 3 fair value measurements that use significant unobservable inputs, including purchases, sales, issuances, and settlements. The standards also clarify existing disclosure requirements on levels of disaggregation, which requires fair value measurement disclosure for each class of assets and liabilities, and disclosures about valuation techniques and inputs used to measure fair value of recurring and non recurring fair value measurements that fall in ether Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for our interim and annual reporting periods beginning January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for our fiscal year beginning January 1, 2011. We do not expect the adoption of the new standards related to Level 3 fair value measurements on January 1, 2011 to have a material effect on our consolidated financial condition and results of operations.
     In April 2010, FASB issued Accounting Standards Update (ASU), Revenue Recognition—Milestone Method, which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a study or achieving a specific result from the research or development efforts. The amendments in this ASU provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. The ASU is effective for fiscal years and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. This ASU is effective for our interim and annual reporting periods beginning January 1, 2011. We are currently evaluating the impact of this new standard, if any on our financial condition and results of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our market risks at June 30, 2010 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2009 on file with the U.S. Securities and Exchange Commission.
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
     In addition to the actions described above, in April 2008, we filed an opposition to Neuralstem’s European Patent No. 0 915 968 (methods of isolating, propagating and differentiating CNS stem cells), because the claimed invention is believed by us to be unpatentable over prior art, including patents exclusively licensed by us from NeuroSpheres. Neuralstem has responded to this opposition and the parties are currently awaiting a hearing, expected to be held in 2010. In September 2009, we also filed a request with the PTO to reexamine Neuralstem’s U.S. Patent No. 5,753,506 (methods of isolating, propagating and differentiating CNS stem cells), which is the U.S. counterpart of Neuralstem’s ‘968 patent in Europe. In January 2010, we filed a request with the PTO to reexamine Neuralstem’s U.S. Patent No. 7,544,511 (methods for immortalizing neural stem cells using a c-myc construct), which is a continuation in part of the ‘506 patent. In June 2010, we filed a request with the PTO to reexamine Neuralstem’s U.S. Patent No. 6,040,180 (in vitro generation of differentiated neurons from cultures of mammalian multi-potential CNS stem cells), which is also a continuation in part of the ‘506 patent, because the invention is believed by us to be unpatentable over prior art, including patents exclusively licensed by us from NeuroSpheres. All three requests have been granted by the PTO and all three reexaminations are ex parte proceedings to allow the PTO to reconsider the patentability of Neuralstem’s neural stem cell patents.
ITEM 1A. RISK FACTORS
     There have been no material change from the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On June 3, 2010, we held our 2010 Annual Meeting of Stockholders (the “Annual Meeting”). Only stockholders of record as of the close of business on April 9, 2010 were entitled to vote at the Annual Meeting. As of April 9, 2010, there were 119,673,325 shares of our common stock outstanding and entitled to vote at the Annual Meeting, of which 91,848,139 shares of our common stock were represented, in person or by proxy, constituting a quorum.
     The final results of the stockholder vote on each proposal brought before the meeting were as follows:

(a)	Each of the two nominees to serve as Class I Directors for a three-year term expiring at the 2013 Annual Meeting were elected.

Nominee	Votes For	Votes Withheld	Broker Non-Votes

Eric Bjerkholt	16,390,960	1,587,821	73,869,358
John Schwartz, Ph.D.	15,976,736	2,002,045	73,869,358
(b)	The appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2010 was ratified.

Votes For	Votes Against	Abstentions	Broker Non-Votes

88,145,229	2,804,641	898,269	0
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

STEMCELLS, INC. (name of Registrant)
August 9, 2010	/s/ Rodney K. B. Young
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