Form 10-Q
period 2010-09-30
STEMCELLS INC
filed 2010-11-03
CIK 883975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended: September 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At November 1, 2010, there were 127,029,870 shares of Common Stock, $.01 par value, issued and outstanding.

STEMCELLS, INC.
NOTE REGARDING REFERENCES TO US AND OUR COMMON STOCK
Throughout this Form 10-Q, the words “we,” “us,” “our,” and “StemCells” refer to StemCells, Inc., including our directly and indirectly wholly-owned subsidiaries. “Common stock” refers to the common stock, $.01 par value, of StemCells, Inc.

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
STEMCELLS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$24,554,574	$38,617,977
Marketable securities	145,423	196,995
Trade receivables	28,954	87,019
Other receivables	143,633	679,034
Prepaid assets	776,909	560,144

Total current assets	25,649,493	40,141,169
Property, plant and equipment, net	2,711,838	2,856,695
Other assets, non-current	2,491,792	2,525,185
Goodwill	1,918,661	2,019,679
Other intangible assets, net	3,187,293	3,647,596

Total assets	$35,959,077	$51,190,324

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,235,820	$890,582
Accrued expenses and other current liabilities	1,691,517	3,760,438
Accrued wind-down expenses, current	1,410,677	1,449,810
Deferred revenue, current	59,656	119,542
Capital lease obligation, current	66,176	68,000
Deferred rent, current	—	80,392
Bonds payable, current	172,500	161,250

Total current liabilities	4,636,346	6,530,014
Capital lease obligation, non-current	35,581	85,826
Bonds payable, non-current	568,750	698,750
Fair value of warrant liability	4,492,664	9,676,968
Deposits and other long-term liabilities	458,032	466,211
Accrued wind-down expenses, non-current	2,331,041	3,056,675
Deferred rent, non-current	3,579	50,600
Deferred revenue, non-current	117,594	130,213

Total liabilities	12,643,587	20,695,257
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized; issued and outstanding 126,969,469 at September 30, 2010 and 118,349,587 at December 31, 2009	1,269,694	1,183,495
Additional paid-in capital	324,156,169	314,944,784
Accumulated deficit	(302,314,613)	(286,027,935)
Accumulated other comprehensive income	204,240	394,723

Total stockholders’ equity	23,315,490	30,495,067

Total liabilities and stockholders’ equity	$35,959,077	$51,190,324

See Notes to Condensed Consolidated Financial Statements.

STEMCELLS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue:
Revenue from licensing agreements and grants	$123,693	$98,806	$409,092	$300,260
Revenue from product sales	129,826	154,362	318,831	274,961

Total revenue	253,519	253,168	727,923	575,221
Cost of product sales	35,914	141,453	104,538	200,979

Gross profit	217,605	111,715	623,385	374,242
Operating expenses:
Research and development	5,200,612	4,988,569	15,096,354	14,278,958
Selling, general and administrative	2,017,872	2,111,838	6,889,292	6,852,724
Wind-down expenses	—	(5,679)	291,168	539,821

Total operating expenses	7,218,484	7,094,728	22,276,814	21,671,503

Loss from operations	(7,000,879)	(6,983,013)	(21,653,429)	(21,297,261)
Other income (expense):
Realized gain on sale of marketable securities	—	—	—	397,866
Change in fair value of warrant liability	1,227,585	1,830,414	5,184,304	(822,517)
Interest income	10,911	5,531	24,814	55,816
Interest expense	(22,221)	(27,613)	(72,775)	(84,863)
Other income (expense)	232,348	29,940	230,408	(41,694)

Total other income (expense), net	1,448,623	1,838,272	5,366,751	(495,392)

Net loss	$(5,552,256)	$(5,144,741)	$(16,286,678)	$(21,792,653)

Basic and diluted net loss per share	$(0.04)	$(0.05)	$(0.13)	$(0.21)
Shares used to compute basic and diluted loss per share	127,091,721	108,257,345	122,015,319	103,071,957
See Notes to Condensed Consolidated Financial Statements.

STEMCELLS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(16,286,678)	$(21,792,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,169,054	1,220,813
Stock-based compensation	2,987,883	3,174,945
Gain on sale of marketable securities	—	(397,866)
Gain from settlement agreement, net	(226,580)	—
Loss on disposal of fixed assets	1,854	—
Write-down of fixed assets	62,807	—
Write-down of intangible assets	35,684	—
Change in fair value of warrant liability	(5,184,304)	822,517
Changes in operating assets and liabilities:
Other receivables	558,709	398,742
Trade receivables	54,309
Prepaid and other current assets	(209,259)	196,778
Other assets, non-current	42,482	(269,393)
Accounts payable and accrued expenses	(1,706,687)	(509,958)
Accrued wind-down expenses	(762,474)	(775,547)
Deferred revenue	(61,289)	(303,027)
Deferred rent	(130,768)	(256,715)

Net cash used in operating activities	(19,655,257)	(18,491,364)
Cash flows from investing activities:
Proceeds from the sale of marketable securities	—	4,510,213
Purchase of marketable securities	—	(4,977,982)
Payment of advances under notes receivable	—	(79,829)
Purchases of property, plant and equipment	(766,907)	(485,750)
Acquisition of other assets	—	(15,000)

Net cash used in investing activities	(766,907)	(1,048,348)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	7,015,322	17,694,812
Proceeds from the exercise of stock options	18,936	252,984
Proceeds from the exercise of warrants	—	331,501
Payments related to net share issuance of stock based awards	(483,406)	(380,548)
Proceeds from (repayment of) capital lease obligations	(52,069)	147,825
Repayment of bonds payable	(118,750)	(110,417)

Net cash provided by financing activities	6,380,033	17,936,157

Decrease in cash and cash equivalents	(14,042,131)	(1,603,555)
Effects of foreign exchange rate changes on cash	(21,272)	(212,916)
Cash and cash equivalents, beginning of period	38,617,977	30,042,986

Cash and cash equivalents, end of period	$24,554,574	$28,226,515

Supplemental disclosure of cash flow information:
Interest paid	$72,775	$84,863

Supplemental schedule of non-cash investing and financing activities:
Stock issued as part of our acquisition of the operations of SCS Plc (1)		$4,425,500
Forgiveness of principal and accrued interest on notes receivable (1)		$709,076
Stock retired from settlement agreement (1)	$241,150
Stock issue for licensing agreement(2)		$10,000

(1)	On April 1, 2009, we acquired the operations of Stem Cell Sciences Plc (SCS, now known as Asset Realisation Company Limited). As consideration, we issued 2,650,000 shares of our common stock with a closing price of $1.67 per share and waived certain commitments of SCS to repay approximately $709,000 in principal and accrued interest owed to us. Pursuant to the acquisition agreement, 20% of the 2,650,000 shares were placed into an escrow for a twelve month period to satisfy any indemnification obligations owed to us by SCS. On August 19, 2010, we entered into a settlement agreement with SCS in which the parties agreed to the release of half the escrowed shares to SCS and half to us in full satisfaction of our claims for indemnification, and both parties waived all other claims, known and unknown, against the other. The 265,000 shares returned to us are being treated as retired and no longer outstanding. We have recorded approximately $227,000 as other income, which was the value of these shares based on the closing price of $0.91 per share on August 19, 2010, and net of amounts already accrued for potential claims against the escrowed shares.

(2)	Under terms of a license agreement with the California Institute of Technology (Cal Tech), annual fees of $5,000 were due on each of two patents to which we hold a license from Cal Tech, payable in cash or common stock at our choice. We elected to pay the fees in stock and issued 5,900 shares of our common stock in 2009. In September 2010, we terminated all our licensing agreements with Cal Tech.
See Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2010 and 2009
Note 1. Summary of Significant Accounting Policies
Nature of Business
     StemCells, Inc., a Delaware corporation, is a biopharmaceutical company that operates in one segment, the research, development, and commercialization of stem cell therapeutics and related technologies.
     The accompanying financial data as of and for the three and nine months ended September 30, 2010 and 2009 have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted pursuant to these rules and regulations. The December 31, 2009 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. However, we believe that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
     We have incurred significant operating losses since inception. We expect to incur additional operating losses over the foreseeable future. We have very limited liquidity and capital resources and must obtain significant additional capital and other resources in order to provide funding for our product development efforts, the acquisition of technologies, businesses and intellectual property rights, preclinical and clinical testing of our products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities, selling, general and administrative expenses and other working capital requirements. We rely on our cash reserves, proceeds from equity and debt offerings, proceeds from the transfer or sale of intellectual property rights, equipment, facilities or investments, government grants and funding from collaborative arrangements, to fund our operations. If we exhaust our cash reserves and are unable to obtain adequate financing, we may be unable to meet our operating obligations and we may be required to initiate bankruptcy proceedings. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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
     If the estimated fair value of a security is below its carrying value, we evaluate whether we have the intent and ability to retain our investment for a period of time sufficient to allow for any anticipated recovery to the cost of the investment, and whether evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Other-than-temporary declines in estimated fair value of all marketable securities are charged to “Other income (expense), net.” No such impairment was recognized during the nine months ended September 30, 2010 or 2009.
Trade and Other Receivables
     Our receivables generally consist of interest income on our financial instruments, revenue from licensing agreements and grants, revenue from product sales, and rent from our sub-lease tenants.
Warrant Liability
     Authoritative accounting guidance prescribes that warrants issued under contracts that could require net-cash settlement should be classified as liabilities and contracts that only provide for settlement in shares should be classified as equity. In order for a contract to be classified as equity, specific conditions must be met. These conditions are intended to identify situations in which net cash settlement could be forced upon the issuer. We issued warrants as part of both our November 2008 and November 2009 financings (see Note 9, “Warrant Liability”). As the contracts include the possibility of net-cash settlement, we are required to classify the fair value of the warrants issued as a liability, with subsequent changes in fair value to be recorded as income (loss) on change in fair value of warrant liability. We use the Black-Scholes-Merton (Black-Scholes) option pricing model to estimate fair value of warrants issued. In using this model, we make certain assumptions about risk-free interest rates, dividend yields, volatility and expected term of the warrants. Risk-free interest rates are derived from the yield on U.S. Treasury debt securities. Dividend yields are based on our historical dividend payments, which have been zero to date. Volatility is derived from the historical volatility of our common stock as traded on Nasdaq. The expected term of the warrants is based on the time to expiration of the warrants from the date of measurement.
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
Revenue Recognition
     We currently recognize revenue resulting from the licensing and use of our technology and intellectual property, from government grants, and from product sales. Licensing agreements may contain multiple elements, such as upfront fees, payments related to the achievement of particular milestones and royalties. Revenue from upfront fees for licensing agreements that contain multiple elements are generally deferred and recognized on a straight-line basis over the term of the agreement. Fees associated with substantive at risk performance-based milestones are recognized as revenue upon completion of the scientific or regulatory event specified in the agreement, and royalties received are recognized as earned. Revenue from licensing agreements are recognized net of a fixed percentage due to licensors as royalties. Grant revenue from government agencies are funds received to cover specific expenses and are recognized as earned upon either the incurring of reimbursable expenses directly related to the particular research plan or the completion of certain development milestones as defined within the terms of the relevant collaborative agreement or grant. Revenue from product sales are recognized when the product is shipped and the order fulfilled.
Stock-Based Compensation
     Compensation expense for stock-based payment awards to employees is based on their grant date fair value as calculated and amortized over their vesting period. See Note 6, “Stock-Based Compensation” for further information.
     We use the Black-Scholes model to calculate the fair value of stock-based awards.
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

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net loss	$(5,552,256)	$(5,144,741)	$(16,286,678)	$(21,792,653)
Weighted average shares outstanding used to compute basic and diluted net loss per share	127,091,721	108,257,345	122,015,319	103,071,957
Basic and diluted net loss per share	$(0.04)	$(0.05)	$(0.13)	$(0.21)
     The following outstanding potentially dilutive common stock equivalents were excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive as of September 30:

	2010	2009
Options	11,427,099	9,293,703
Restricted stock units	4,660,055	2,367,901
Warrants	14,344,828	10,344,828

Total	30,431,982	22,006,432

Comprehensive Loss
     Comprehensive loss is comprised of net losses and other comprehensive loss or income (OCL). OCL includes certain changes in stockholders’ equity that are excluded from net losses. Specifically, we include in OCL changes in unrealized gains and losses on our marketable securities and unrealized gains and losses on foreign currency translations. Accumulated other comprehensive income was $204,240 as of September 30, 2010 and $394,723 as of December 31, 2009.
     The activity in OCL was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net loss	$(5,552,256)	$(5,144,741)	$(16,286,678)	$(21,792,653)
Net change in unrealized gains and losses on marketable securities	20,462	(5,248)	(51,572)	128,512
Net change in unrealized gains and losses on foreign currency translations	267,769	(208,537)	(138,911)	(434,175)

Comprehensive loss	$(5,264,025)	$(5,358,526)	$(16,477,161)	$(22,098,316)

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
     In April 2010, FASB issued Accounting Standards Update (ASU) No. 2010-17, Revenue Recognition—Milestone Method, which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a study or achieving a specific result from the research or development efforts. The amendments in this ASU provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. The ASU is effective for fiscal years and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. This ASU is effective for our interim and annual reporting periods beginning January 1, 2011. We are currently evaluating the impact of this new standard, if any, on our financial condition and results of operations.
Note 2. Financial Instruments
     The following table summarizes the fair value of our cash, cash equivalents and available-for-sale marketable securities held in our current investment portfolio:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value
September 30, 2010
Cash	$250,209	$—	$—	$250,209
Cash equivalents	24,304,365	—	—	24,304,365
Marketable equity securities, current	74,456	70,967	—	145,423

Total cash, cash equivalents, and marketable securities	$24,629,030	$70,967	$—	$24,699,997

December 31, 2009
Cash	$1,064,148	$—	$—	$1,064,148
Cash equivalents	37,553,829	—	—	37,553,829
Marketable equity securities, current	74,456	122,539	—	196,995

Total cash, cash equivalents, and marketable securities	$38,692,433	$122,539	$—	$38,814,972

     Gross unrealized gains and losses on cash equivalents were not material at September 30, 2010 and December 31, 2009. At September 30, 2010, our cash equivalents were primarily money market funds consisting mainly of U.S. Treasury debt securities.
     Our investment in marketable equity securities consists of ordinary shares of ReNeuron Group Plc (ReNeuron), a publicly listed U.K. corporation. In July 2005, we entered into an agreement with ReNeuron under which we granted ReNeuron a license that allows ReNeuron to exploit its “c-mycER” conditionally immortalized adult human neural stem cell technology for therapy and other purposes. We received shares of ReNeuron common stock, as well as a cross-license to the exclusive use of ReNeuron’s technology for certain diseases and conditions, including lysosomal storage diseases, spinal cord injury, cerebral palsy, and multiple sclerosis. The agreement also provides for full settlement of any potential claims that either we or ReNeuron might have had against the other in connection with any putative infringement of certain of each party’s patent rights prior to the effective date of the agreement. In July and August 2005, we received approximately 8,836,000 ordinary shares of ReNeuron common stock, net of approximately 104,000 shares that were transferred to NeuroSpheres, Ltd., an Alberta corporation (NeuroSpheres), and subsequently, as a result of certain anti-dilution provisions in the agreement, we received approximately 1,261,000 more shares, net of approximately 18,000 shares that were transferred to NeuroSpheres. In February 2007, we sold 5,275,000 shares for net proceeds of approximately $3,075,000. We recognized approximately $716,000 as realized gain from this transaction. In the first quarter of 2009, we sold 2,900,000 shares of ReNeuron and received net proceeds of approximately $510,000 for a realized gain of approximately $398,000. At September 30, 2010 and December 31, 2009, we owned 1,921,924 shares of ReNeuron with a carrying and fair market value of approximately $145,000 and $197,000 respectively.
     Changes in the fair market value of our ReNeuron shares as a result of changes in market price per share or the exchange rate between the U.S. dollar and the British pound are accounted for as an unrealized gain or loss under “other comprehensive income (loss)” if deemed temporary and are not recorded as “other income (expense), net” until the shares are disposed of and a gain or loss realized. If the fair value of a security is below its carrying value, we evaluate whether we have the intent and ability to retain our investment for a period of time sufficient to allow for any anticipated recovery to the cost of the investment, and whether evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Other-than-temporary declines in estimated fair value of all marketable securities are charged to “other income (expense), net.” For the nine months ended September 30, 2010, we recorded an unrealized loss of approximately $52,000.

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
     The following table presents financial assets and liabilities measured at fair value:

	Fair Value Measurement
	at Reporting Date Using
	Quoted Prices	Significant
	in Active Markets	Other
	for	Observable	As of
	Identical Assets	Inputs	September 30,
	(Level 1)	(Level 2)	2010
Financial assets
Cash equivalents:
Money market funds	$24,304,365	$—	$24,304,365
Marketable securities:
Equity securities	145,423	—	145,423

Total financial assets	$24,449,788	—	24,449,788

Financial liabilities
Bond payable	$—	$741,250	$741,250
Warrant liability	$—	4,492,664	4,492,664

Total financial liabilities	$—	$5,233,914	$5,233,914

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

     The purchase price has been allocated as follows:

		Estimated life of
	Allocated purchase	intangible assets
	Price	in years
Net tangible assets	$36,000
Intangible assets:
Customer relationships and developed technology	1,310,000	6 to 9
In-process research and development	1,340,000	13 to 19
Trade name	310,000	15
Goodwill	2,139,000	N/A

Total	$5,135,000
     In-process research and development assets relate to: 1) the acquisition of certain intellectual property rights not expected to expire until 2027 related to our program focused on developing genetically engineered rat models of human disease (our “Transgenic Rat Program”); and 2) the acquisition of certain technology related to the commercialization of our SC Proven cell culture products and the development and commercialization of cell-based assay platforms for use in drug discovery and development (our “Assay Development Program”).
     At the time of valuation (April 2009), the technology related to our Transgenic Rat Program was in its nascent stage, and therefore we concluded that the remaining 19 years of legal life of the intellectual property was appropriate as the remaining useful life for this technology.
     As for our Assay Development Program, at the time of valuation (April 2009), we expected to achieve proof of concept by 2012. Due to the foundational nature of our Assay Development Program patents and technologies, we expect the technologies to remain useful and relevant within the industry for at least 10 years following commercial launch of a product or service under our Assay Development Program. Because these technologies are not expected to begin generating revenue until 2011-2012, we estimated the remaining useful life for these technologies to be approximately 13 years from the valuation date.
     Trade name relates to the “SC Proven” trademark of our cell culture products which we expect to market for 15 years from the date of acquisition, based on which, we estimated a remaining useful life of 15 years from the valuation date.
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
     The following table represents changes in goodwill:

Balance as of December 31, 2009	$2,019,679
Reductions (R&D credit as described above)	(47,374)
Foreign currency translation	(53,644)

Balance as of September 30, 2010	$1,918,661

     The components of our other intangible assets at September 30, 2010 are summarized below:

Net Carrying
Other Intangible Asset Class	Amount
Customer relationships and developed technology	$1,155,995
In-process research and development	1,317,456
Trade name	304,746
Patents	366,702
License agreements	42,394

Total other intangible assets	$3,187,293

     Amortization expense was approximately $93,000 in the third quarter of 2010.
Note 6. Stock-Based Compensation
     We currently grant stock-based awards under three equity incentive plans. As of September 30, 2010, we had 23,759,050 shares authorized to be granted under the three plans. Under these plans we may grant various types of equity awards to our employees, directors and consultants, at prices determined by our Board of Directors, including incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, and performance-based shares. Incentive stock options may only be granted to employees under these plans with a grant price not less than the fair market value of the stock on the date of grant. We use these plans to grant shares to employees for the employer match of employee 401(k) plan contributions.
     Our stock-based compensation expense for the three and nine months ended September 30 was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Research and development expense	$371,694	$551,210	$1,531,632	$1,629,551
Selling, general and administrative expense	493,675	584,978	1,456,251	1,545,394

Total employee stock-based compensation expense and effect on net loss	$865,369	$1,136,188	$2,987,883	$3,174,945

Effect on basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.03)

     As of September 30, 2010, we had approximately $7,595,000 of total unrecognized compensation expense related to unvested awards of stock options and restricted stock units granted under our various equity incentive plans that we expect to recognize over a weighted-average vesting period of 2.8 years.
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
     A summary of our stock option activity for the three months ended September 30, 2010 is as follows:

		Weighted-average
	Number of options	exercise price ($)
Balance at June 30, 2010	11,498,991	2.02
Granted	3,000	0.89
Exercised	—	—
Cancelled	(74,892)	3.74

Outstanding options at September 30, 2010	11,427,099	2.00

     The estimated weighted-average fair value of options granted in the three months ended September 30, 2010 and 2009 was approximately $0.73 and $1.38 per option, respectively. The fair value of options granted is estimated as of the date of grant using the Black-Scholes option pricing model, which requires certain assumptions as of the date of grant. The weighted-average assumptions used as of September 30, 2010 and 2009 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Expected life (years)(1)	7.6	7.6	7.2	7.4
Risk-free interest rate(2)	2.2%	3.2%	2.9%	2.8%
Expected volatility(3)	88.0%	91.8%	88.4%	93.6%
Expected dividend yield(4)	0%	0%	0%	0%

(1)	The expected term represents our estimated period during which our stock-based awards remain outstanding. We estimated this period based on historical experience of similar awards, giving consideration to the contractual terms of the awards, vesting requirements, and expectation of future employee behavior, including post-vesting terminations.

(2)	The risk-free interest rate is based on U.S. Treasury debt securities with maturities close to the expected term of the option as of the date of grant.

(3)	Expected volatility is based on historical volatility over the most recent historical period equal to the length of the expected term of the option as of the date of grant.

(4)	We have not historically issued any dividends, and we do not expect to in the foreseeable future.
     At the end of each reporting period, we estimate forfeiture rates based on our historical experience within separate groups of employees and adjust the stock-based compensation expense accordingly.
     A summary of changes in unvested options for the three months ended September 30, 2010 is as follows:

		Weighted-average grant
	Number of options	date fair value ($)
Unvested options at June 30, 2010	4,254,807	1.09
Granted	3,000	0.73
Vested	(254,651)	1.65
Cancelled	—	—

Unvested options at September 30, 2010	4,003,156	1.06

     The estimated fair value of shares vested were approximately $420,000 in the three months ended September 30, 2010.
Restricted Stock Units
     We have granted restricted stock units (RSUs) to certain employees which entitle the holders to receive shares of our common stock upon vesting of the RSUs. The fair value of restricted stock units granted are based upon the market price of the underlying common stock as if it were vested and issued on the date of grant.
     A summary of our restricted stock unit activity for the three months ended September 30, 2010 is as follows:

		Weighted-average grant
	Number of RSUs	date fair value ($)
Balance at June 30, 2010	4,888,388	1.23
Granted	10,000	1.03
Vested and converted to common shares	(33,333)	1.09
Cancelled	(200,000)	1.05

Balance unvested at September 30, 2010 (1)	4,665,055	1.23

(1)	55,000 of these restricted stock units vest and convert into shares of our common stock after one year from the date of grant. 2,380,754 of these restricted stock units vest and convert into shares of our common stock over a three year period from the date of grant: one-third of the award will vest on each grant date anniversary following the grant. 2,069,301 of these restricted stock units vest and convert into shares of our common stock over a four year period from the date of grant: one-fourth of the award will vest on each grant date anniversary following the grant. 160,000 of these restricted stock units will vest and convert into shares of our common stock subject to attainment of certain performance criteria and will be forfeited if not met.

     Stock Appreciation Rights
     In July 2006, we granted cash-settled Stock Appreciation Rights (SARs) to certain employees that give the holder the right, upon exercise, to the difference between the price per share of our common stock at the time of exercise and the exercise price of the SARs.
     The SARs have a maximum term of ten years with an exercise price of $2.00, which is equal to the market price of our common stock at the date of grant. The SARs vest 25% on the first anniversary of the grant date and 75% vest monthly over the remaining three-year service period. Compensation expense is based on the fair value of SARs which is calculated using the Black-Scholes option pricing model. The stock-based compensation expense and liability are re-measured at each reporting date through the earlier date of settlement or forfeiture of the SARs.
     A summary of the changes in SARs for the three months ended September 30, 2010 is as follows:

Number of SARs
Outstanding at June 30, 2010	1,354,088
Granted	—
Exercised	—
Forfeited and expired	—
Outstanding SARs at September 30, 2010	1,354,088

SARs exercisable at September 30, 2010	1,354,088

     For the three months ended September 30, 2010, we re-measured the liability related to the SARs and reduced compensation expense by approximately $97,000. For the same period in 2009, we reduced compensation expense by approximately $5,000.
     The compensation expense recognized for the three months ended September 30, 2010 may not be representative of compensation expense for future periods and its resulting effect on net loss and net loss per share attributable to common stockholders, due to changes in the fair value calculation which is dependent on the stock price, volatility, interest and forfeiture rates, additional grants and subsequent periods of vesting. We will continue to recognize compensation cost each period, which will be the change in fair value from the previous period through the earlier date of settlement or forfeiture of the SARs.
Note 7. Wind-Down Expenses
     Rhode Island
     In October 1999, we relocated to California from Rhode Island and established a wind down reserve for the estimated lease payments and operating costs of our scientific and administrative facility in Rhode Island. Even though we intend to dispose of the facility at the earliest possible time, we cannot determine with certainty a fixed date by which such disposal will occur. In light of this uncertainty, we periodically re-evaluate and adjust the reserve. We consider various factors such as our lease payments through to the end of the lease, operating expenses, the current real estate market in Rhode Island, and estimated subtenant income based on actual and projected occupancy.
     The summary of the changes to our wind-down reserve related to this facility for 2010 and 2009 were as follows:

	January 1 to	April 1 to	July 1 to	January 1 to	January 1 to
	March 31,	June 30,	September 30,	September 30,	December 31,
	2010	2010	2010	2010	2009
Accrued wind-down reserve at beginning of period	$3,572,000	$3,422,000	$3,268,000	$3,572,000	$4,448,000
Less actual expenses recorded against estimated reserve during the period	(315,000)	(280,000)	(303,000)	(898,000)	(1,216,000)
Additional expense recorded to revise estimated reserve at period-end	165,000	126,000	—	291,000	340,000

Revised reserve at period-end	3,422,000	3,268,000	2,965,000	2,965,000	3,572,000
Add deferred rent at period-end	809,000	758,000	708,000	708,000	861,000

Total accrued wind-down expenses at period-end (current and non-current)	$4,231,000	$4,026,000	$3,673,000	$3,673,000	$4,433,000

Accrued wind-down expenses, current	$1,443,000	$1,510,000	$1,342,000	$1,342,000	$1,376,000
Accrued wind-down expenses, non-current	2,788,000	2,516,000	2,331,000	2,331,000	3,057,000

Total accrued wind-down expenses	$4,231,000	$4,026,000	$3,673,000	$3,673,000	$4,433,000

     Australia
     On April 1, 2009, as part of our acquisition of the SCS operations, we acquired operations near Melbourne, Australia. In order to reduce operating complexity and expenses, we made the decision to close our site in Australia and consolidate personnel and programs to our Cambridge, U.K. and Palo Alto, California sites. U.S. GAAP requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. In accordance with U.S. GAAP requirements, at June 30, 2009, we established a short-term reserve of approximately $310,000 for the estimated costs to close down and exit our Australia operations. The reserve reflects the estimated cost to terminate our facility lease in Australia (with an original termination date of December 31, 2010), employee termination benefits and other liabilities associated with the wind-down and relocation of our operations in Australia. The facility lease agreement was terminated effective July 2009 and our operations in Australia have been relocated to Cambridge, U.K. and Palo Alto, California. We recorded actual expenses of approximately $10,000 and $236,000 in 2010 and 2009, respectively, against this reserve. We believe that the estimated remaining balance of approximately $69,000 in our reserve will be sufficient to cover any remaining exit costs.

July 1 to
September 30,
2010
Accrued wind-down reserve at June 30, 2010	$61,000
Less actual expenses recorded against estimated reserve during the period	(1,000)
Foreign currency translation	9,000

Accrued wind-down reserve at September 30, 2010	$69,000

Note 8. Commitments and Contingencies
Leases
     Capital Leases
     We entered into direct financing transactions with the State of Rhode Island and received proceeds from the issuance of industrial revenue bonds totaling $5,000,000 to finance the construction of our pilot manufacturing facility in Rhode Island. The related lease agreements are structured such that lease payments fully fund all semiannual interest payments and annual principal payments through maturity in August 2014. The interest rate for the remaining bond series is 9.5%. The bond contains certain restrictive covenants which limit, among other things, the payment of cash dividends and the sale of the related assets. The outstanding principal was approximately $741,000 at September 30, 2010 and $860,000 at December 31, 2009.
     Operating Leases
     We lease various real properties under operating leases that generally require us to pay taxes, insurance, maintenance, and minimum lease payments. Some of our leases have options to renew.
     Operating Leases — California
     We currently lease space in an approximately 68,000 square foot facility located at the Stanford Research Park in Palo Alto, California. The facility includes space for animals, laboratories, offices, and a GMP (Good Manufacturing Practices) suite. Prior to

September 2010, we leased approximately 68,000 square feet of the facility, and were required to provide a letter of credit for approximately $778,000, which served as a security deposit for the duration of the lease term. The letter of credit issued by our financial institution is collateralized by a certificate of deposit for the same amount, which was reflected as restricted cash in other assets, non-current on our condensed consolidated balance sheets. In September 2010, we amended our lease to reduce the area leased to approximately 51,200 square feet, to change the expiry date of the lease term from August 31, 2011 to June 30, 2011, and to reduce the letter of credit that serves as a security deposit to approximately $389,000 from approximately $778,000. The difference of approximately $389,000 will be transferred from our restricted cash account to our cash and cash equivalents account. In connection with this September 2010 lease amendment, we terminated a space-sharing agreement covering approximately 10,451 square feet of this facility. At September 30, 2010, the aggregate remaining rent payment under the amended lease is approximately $1,233,000. We recognize operating lease expense on a straight-line basis. At September 30, 2010, we had prepaid rent balance of approximately $70,000. At December 31, 2009, we had a deferred rent balance of approximately $131,000.
     In September 2010, we entered into a two-year sublease agreement with Caliper Life Sciences, Inc., for approximately 13,200 square feet in a facility located in Mountain View, California. We will pay approximately $695,000 in aggregate as rent over the term of the lease. The lease contains escalating rent payments, which we recognize as operating lease expense on a straight-line basis. Deferred rent was approximately $4,000 as of September 30, 2010.
     Operating Leases — Rhode Island
     We entered into a fifteen-year lease agreement for a scientific and administrative facility in Rhode Island in connection with a sale and leaseback arrangement in 1997. The lease term expires June 30, 2013. The lease contains escalating rent payments, which we recognize on a straight-line basis. Deferred rent expense for this facility was approximately $707,000 at September 30, 2010 and $861,000 at December 31, 2009, and is included as part of the wind-down accrual on the accompanying condensed consolidated balance sheets.
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
Contingencies
     In July 2006, we filed suit against Neuralstem, Inc. in the Federal District Court for the District of Maryland, alleging that Neuralstem’s activities violate claims in four of the patents we exclusively license from NeuroSpheres. In December 2006, Neuralstem petitioned the U.S. Patent and Trademark Office (PTO) to reexamine two of the patents in our infringement action against Neuralstem, namely U.S. Patent No. 6,294,346 (claiming the use of human neural stem cells for drug screening) and U.S. Patent No. 7,101,709 (claiming the use of human neural stem cells for screening biological agents). In April 2007, Neuralstem petitioned the PTO to reexamine the remaining two patents in the suit, namely U.S. Patent No. 5,851,832 (claiming methods for proliferating human neural stem cells) and U.S. Patent No. 6,497,872 (claiming methods for transplanting human neural stem cells). These requests were granted by the PTO and, in June 2007, the parties voluntarily agreed to stay the pending litigation while the PTO considered these reexamination requests. In April 2008, the PTO upheld the ‘832 and ‘872 patents, as amended, and issued Notices of Intent to Issue an Ex Parte Reexamination Certificate for both. In May 2009, the PTO upheld the ‘346 and ‘709 patents, as amended, and issued Notices of Intent to Issue an Ex Parte Reexamination Certificate for both.

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
     Effective 2008, as part of an indemnification agreement with NeuroSpheres, we are entitled to offset all litigation costs incurred in this patent infringement suit, against amounts that would otherwise be owed to NeuroSpheres under our exclusive license agreements with NeuroSpheres, such as annual maintenance fees, milestones and royalty payments. Under the terms of our license agreements, we are required to make annual payments of $50,000 to NeuroSpheres, and we expect to make these annual payments through the remaining life of the patent which, at December 31, 2009, was approximately 15 years. We have therefore capitalized $750,000 (15 years at $50,000 per year) to offset litigation costs. The amount capitalized is not dependent on the achievement of any milestones or related to any other contingent payments which may become due under the arrangement. We will reduce this asset by $50,000 per year in lieu of the cash payments due to NeuroSpheres. As the $50,000 annual payments are fully creditable against royalties due to Neurospheres, we have classified the $750,000 as prepaid royalties under “Other assets, non-current” on our accompanying condensed consolidated balance sheets. We have concluded that the estimated balance of $750,000, as of September 30, 2010, is a fair estimate and realizable against future milestone and royalty payments to NeuroSpheres, and that litigation costs incurred above this amount will be expensed as incurred. Management will reevaluate this estimate on a quarterly basis based on actual costs and other relevant factors.
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
     In November 2008, we sold 13,793,104 units to institutional investors at a price of $1.45 per unit, for gross proceeds of $20,000,000. The units, each of which consisted of one share of common stock and a warrant to purchase 0.75 shares of common stock at an exercise price of $2.30 per share, were offered as a registered direct offering under a shelf registration statement previously filed with, and declared effective by, the SEC. We received total proceeds, net of offering expenses and placement agency fees, of approximately $18,637,000. We recorded the fair value of the warrants to purchase 10,344,828 shares of our common stock as a liability. The fair value of the warrant liability will be revalued at the end of each reporting period, with the change in fair value of the warrant liability recorded as a gain or loss in our condensed consolidated statements of operations. The fair value of the warrants will continue to be classified as a liability until such time as the warrants are exercised, expire or an amendment of the warrant agreement renders these warrants to be no longer classified as a liability.
     The assumptions used for the Black-Scholes option pricing model are as follows:

	To Calculate
	Fair Value of Warrant
	Liability at
	September 30, 2010	June 30, 2010
Expected life (years)	3.6	3.9
Risk-free interest rate	1.0%	1.7%
Expected volatility	80.8%	80.0%
Expected dividend yield	0%	0%

	At September 30,	At June 30,	Change in Fair Value
	2010	2010	of Warrant Liability
Fair value of warrant liability	$2,908,344	$3,755,689	$(847,345)
     In November 2009, we sold 10,000,000 units to institutional investors at a price of $1.25 per unit, for gross proceeds of $12,500,000. The units, each of which consisted of one share of common stock and a warrant to purchase 0.4 shares of common stock at an exercise price of $1.50 per share, were offered as a registered direct offering under a shelf registration statement previously filed with, and declared effective by, the SEC. We received total proceeds, net of offering expenses and placement agency fees, of approximately $11,985,000. We recorded the fair value of the warrants to purchase 4,000,000 shares of our common stock as a liability. The fair value of the warrant liability will be revalued at the end of each reporting period, with the change in fair value of the warrant liability recorded as a gain or loss in our condensed consolidated statements of operations. The fair value of the warrants will continue to be classified as a liability until such time as the warrants are exercised, expire or an amendment of the warrant agreement renders these warrants to be no longer classified as a liability.
     The assumptions used for the Black-Scholes option pricing model are as follows:

	To Calculate
	Fair Value of Warrant Liability at
	September 30,	June 30,
	2010	2010
Expected life (years)	4.6	4.8
Risk-free interest rate	1.3%	2.1%
Expected volatility	77.0%	76.2%
Expected dividend yield	0%	0%

	At September 30,	At June 30,	Change in Fair Value
	2010	2010	of Warrant Liability
Fair value of warrant liability	$1,584,320	$1,964,560	$(380,240)
Note 10. Common Stock
     On June 8, 2009, we filed a prospectus supplement that relates to the issuance and sale, from time to time, of up to $30,000,000 of our common stock. These sales will be made pursuant to the terms of a sales agreement with a sales agent. The prospectus is a part of a shelf registration statement that we filed with the SEC on June 25, 2008. Under this shelf registration process, we may offer to sell in one or more offerings equity or debt securities up to a total dollar amount of $100,000,000. Under our above mentioned sales agreement, in the nine-month period ended September 30, 2010, we sold 1,192,200 shares of common stock at an average price of approximately $1.16 per share for gross proceeds of approximately $1,381,000.
     On June 29, 2010, under our effective shelf registration statement previously filed with the SEC, we sold seven million shares of our common stock to an institutional investor, at a price of $0.865 per share. We received net proceeds, after deducting offering expenses and fees, of approximately $5,700,000. No warrants were issued in this transaction. As part of the purchase agreement, the institutional investor agreed to purchase an additional five million shares of common stock approximately 12 weeks after the initial sale, at a purchase price to be calculated using the then-current trading price. We decided not to sell these additional shares and on September 20, 2010, we terminated the purchase agreement. We have not incurred any early termination penalties in connection with our voluntary termination of this agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This report contains forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act that involve substantial risks and uncertainties. Such statements include, without limitation, all statements as to expectation or belief and statements as to our future results of operations; the progress of our research, product development and clinical programs; the need for, and timing of, additional capital and capital expenditures; partnering prospects; costs of manufacture of products; the protection of, and the need for, additional intellectual property rights; effects of regulations; the need for additional facilities; and potential market opportunities. Our actual results may vary materially from those contained in such forward-looking statements because of risks to which we are subject, including the fact that additional trials will be required to confirm the safety and demonstrate the efficacy of our HuCNS-SC cells for the treatment of neuronal ceroid lipofuscinosis (NCL, also known as Batten disease), Pelizeaus-Merzbacher disease (PMD), or any other disease; uncertainty as to whether the U.S. Food and Drug Administration (FDA) or other regulatory authorities will permit us to proceed or continue with clinical testing of proposed products despite the novel and unproven nature of our technologies; the risk that our clinical trials or studies could be substantially delayed beyond their expected dates or cause us to incur substantial unanticipated costs; uncertainties in our ability to obtain the capital resources needed to continue our current research and development operations and to conduct the research, preclinical development and clinical trials necessary for regulatory approvals; uncertainty regarding our ability to obtain a corporate partner or partners, if needed, to support the development and commercialization of our potential cell-based therapeutics products; uncertainty regarding the outcome of our clinical trials or studies we may conduct in the future; uncertainty regarding the validity and enforceability of our issued patents; risks relating to the maunfacutre of our products, much of which must comply with Good Manufacturing Practices and exacting release testing; uncertainty whether any products that may be generated in our cell-based therapeutics programs will prove clinically safe and effective; uncertainty whether we will achieve significant revenue from product sales or become profitable; uncertainties regarding our obligations with respect to our former facilities in Rhode Island; obsolescence of our technologies; competition from third parties; intellectual property rights of third parties; litigation risks; and other risks to which we are subject. All forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth in “Risk Factors” in Part II, Item 1A of this report and Part I, Item 1A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
Overview
The Company
     We are engaged in researching, developing, and commercializing stem cell therapeutics and technologies for stem cell-based research, drug discovery and development. Our research and development (R&D) efforts primarily support our therapeutic product programs, where we are engaged in identifying and developing potential cell-based therapeutics which can either restore or support organ function. In particular, since we relocated our corporate headquarters to California in 1999, our R&D efforts have been directed at refining our methods for identifying, isolating, culturing, and purifying the human neural stem cell and human liver engrafting cells (hLEC) and developing these as potential cell-based therapeutics for the central nervous system (CNS) and the liver, respectively. In our CNS Program, our HuCNS-SC® product candidate (purified human neural stem cells) is currently in clinical development for two neurodegenerative brain disorders, and our goal is to initiate clinical testing of our HuCNS-SC cells for spinal cord injury and degenerative retinal disorders in 2011 and 2012, respectively. We have completed a six patient Phase I clinical trial in infantile and late infantile neuronal ceroid lipofuscinosis (NCL), a lysomal storage disorder often referred to as Batten disease. The data from this trial showed that the HuCNS-SC cells were well tolerated and there was evidence of engraftment and long-term survival of the cells. In October 2010, we initiated a second clinical trial in NCL to further assess the safety of HuCNS-SC cells and to examine their ability to affect the progression of the disease. We are also currently conducting a Phase I clinical trial to assess the safety and preliminary effectiveness of HuCNS-SC cells as a treatment for Pelizeaus-Merzbacher Disease (PMD), a myelination disorder in the brain. Two of the four planned patients for this trial have been enrolled and transplanted with our HuCNS-SC cells, and we anticipate completing enrollment in early 2011. In our Liver Program, we have identified a subset of our human liver engrafting cells which we believe may be a candidate for product development, and we are working to purify and characterize this subset. We have also conducted research on several other cell types and in other areas, which could lead to other possible product candidates, process improvements or further research activities. For a brief description of our significant therapeutic research and development programs, see Overview “Research and Development Programs” in the Business Section of Part I, Item 1 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
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
     We have not derived any revenue or cash flows from the sale or commercialization of any products except for license revenue for certain of our patents and revenue from the sale of proprietary cell culture products for use in research. As a result, we have incurred annual operating losses since inception and expect to incur substantial operating losses in the future. Therefore, we are dependent upon external financing from equity and debt offerings and revenue from collaborative research arrangements with corporate sponsors to finance our operations. We have no such collaborative research arrangements at this time and there can be no assurance that such financing or partnering revenue will be available when needed or on terms acceptable to us.
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
     Overall, we expect our R&D expenses to be substantial and to increase for the foreseeable future as we continue the development and clinical investigation of our current and future product candidates. However, expenditures on R&D programs are subject to many uncertainties, including whether we develop our product candidates with a partner or independently. We cannot forecast with any degree of certainty whether our current product candidates will be subject to future collaboration, when such collaboration agreements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. In addition, there are numerous factors associated with the successful commercialization of any of our cell-based therapeutics, including future trial design and regulatory requirements, many of which cannot be determined with accuracy at this time given the stage of our development and the novel nature of stem cell technologies. The regulatory pathways, both in the United States and internationally, are complex and fluid given the novel and, in general, clinically unproven nature of stem cell technologies. At this time, due to such uncertainties and inherent risks, we cannot estimate in a meaningful way the duration of, or the costs to complete, our R&D programs or whether, when or to what extent we will generate revenues or cash inflows from the commercialization and sale of any of our therapeutic product candidates. While we are currently focused on advancing each of our product development programs, our future R&D expenses will depend on the determinations we make as to the scientific and clinical prospects of each product candidate, as well as our ongoing assessment of the regulatory requirements and each product candidate’s commercial potential.
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
     The research markets served by our enabling technologies are highly competitive, complex and dynamic. Technological advances and scientific discoveries have accelerated the pace of change in biological research, and stem cell technologies have been evolving particularly fast. We compete mainly by focusing on specialty cell culture products and cell-based assays, which are custom designed for use in stem cell-based research, where we believe our expertise, intellectual property and reputation give us competitive advantage. We believe that, in this particular market niche, our products and technologies offer customers specific advantages over those offered by our competitors. We compete by offering innovative, quality-controlled products, consistently made and designed to produce reproducible results. We continue to make investments in research and development, quality management, quality improvement, and product innovation. There can be no assurance that we will have sufficient resources to continue to make such investments. For the nine-month period ended September 30, 2010, we generated revenues from the sale of specialty cell culture products of approximately $318,000. There can be no assurance that we will be able to continue to generate such revenues in the future.
Significant Events
     In August 2010, we published new preclinical data demonstrating that our proprietary human neural stem cells restore lost motor function in mice with chronic spinal cord injury. This was the first published study to show that human neural stem cells can restore mobility even when administered at time points beyond the acute phase of trauma, suggesting the prospect of treating a much broader population of injured patients than previously demonstrated. This study, entitled “Human Neural Stem Cells Differentiate and Promote Locomotor Recovery in an Early Chronic Spinal Cord Injury NOD-scid Mouse Model,” was published in the international peer-reviewed journal PLoS ONE.
     In August 2010, we were notified by Nasdaq that the closing bid price of our common stock had been below $1.00 per share for 30 consecutive business days, and therefore we did not meet the requirements for continued listing on the Nasdaq Global Market. In accordance with Nasdaq rules, we have 180 calendar days, or until February 8, 2011, to regain compliance with this requirement. To do so, the closing bid price of our common stock must be $1.00 per share or higher for a minimum of ten consecutive business days. If compliance is not achieved by February 8, 2011, Nasdaq will notify us that our shares are subject to delisting from the Nasdaq Global Market. At that point, our options include applying for an extension of the compliance period or an appeal to a Nasdaq Listing Qualifications Panel. There can be no assurance that we will be able to regain or maintain compliance with the minimum bid price rule or other listing criteria or that an appeal, if taken, would be successful.
     In August 2010, independent researchers used our technology to achieve the first-ever genetically engineered rat derived from rat embryonic stem (ES) cells. This study, published in the international peer-reviewed journal Nature, creates the potential for the types of genetic manipulations previously only possible in mice, and for modeling a broader range of human diseases with the rat. While both mice and rats are used as models of human disease, the rat is the preferred species because certain aspects of its physiology, behavior and metabolism are closer to the human. This work validates intellectual property owned by us, including patents covering both rat ES and rat induced pluripotent stem cells as well as genetically engineered rats derived from these cells.
     In October 2010, we announced that two of four planned patients in our Phase I clinical trial in PMD had been enrolled and transplanted with our HuCNS-SC cells. PMD is a fatal myelination disorder that afflicts male children and this trial is the first to evaluate purified neural stem cells as a potential treatment for a myelination disorder. This trial is being conducted at UCSF Benioff Children’s Hospital.
     In October 2010, we initiated a second clinical trial of our HuCNS-SC cells in infantile and late infantile NCL. The trial is designed to evaluate the safety and preliminary efficacy of the cells, and is expected to enroll six patients with less advanced stages of the disease than those who enrolled in our Phase I NCL trial. The trial is being conducted at Oregon Health & Science University Doernbecher Children’s Hospital, a leading medical center with nationally recognized programs in pediatric neurology and neurosurgery.
     In October 2010, we were approved to receive four cash grants of approximately $978,000, in aggregate, for work related to both our CNS and Liver Programs. These grants were certified under the federal government’s Qualifying Therapeutic Discovery Projects Program.
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
     We review our valuation assumptions at each grant date and, as a result, our assumptions in future periods may change. As of September 30, 2010, we expect to recognize approximately $7,595,000 of compensation expense related to unvested stock-based awards over a weighted-average period of 2.8 years. See also Note 6, “Stock-Based Compensation,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.
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
     Management forms its best estimate on a quarterly basis, after considering actual sublease activity, reports from our broker/realtor about current and predicted real estate market conditions in Rhode Island, the likelihood of new subleases in the foreseeable future for the specific facility and significant changes in the actual or projected operating expenses of the property. We discount the projected net outflow over the term of the leasehold to arrive at the present value, and adjust the reserve to that figure. The estimated vacancy rate for the facility is an important assumption in determining the reserve because changes in this assumption have the greatest effect on estimated sublease income. In addition, the vacancy rate estimate is the variable most subject to change, while at the same time it involves the greatest judgment and uncertainty due to the absence of highly predictive information concerning the future of the local economy and future demand for specialized laboratory and office space in that area. The average vacancy rate of the facility over the last seven years (2003 through 2009) was approximately 74%, varying from 62% to 89%. As of September 30, 2010, based on current information available to management, the vacancy rate is projected to be approximately 74% for 2010 and 2011, and approximately 70% from 2011 through the end of the lease. These estimates are based on actual occupancy as of September 30, 2010, predicted lead time for acquiring new subtenants, historical vacancy rates for the area, and assessments by our broker/realtor of future real estate market conditions. If the assumed vacancy rate for the remainder of the lease had been 5% higher or lower at September 30, 2010, then the reserve would have increased or decreased by approximately $90,000. Similarly, a 5% increase or decrease in the operating expenses for the facility would have increased or decreased the reserve by approximately $77,000, and a 5% increase or decrease in the assumed average rental charge per square foot would have decreased or increased the reserve by approximately $27,000. Management does not wait for specific events to change its estimate, but instead uses its best efforts to anticipate them on a quarterly basis. See Note 7 “Wind-Down Expenses,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.
Wind-down expenses — Australia
     On April 1, 2009, as part of our acquisition of the SCS operations, we acquired operations near Melbourne, Australia. In order to reduce operating complexity and expenses, we made the decision to close our site in Australia and consolidate personnel and programs to our Cambridge, U.K. and Palo Alto, California sites. U.S. GAAP requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. In accordance with U.S. GAAP requirements, at June 30, 2009, we established a short-term reserve of approximately $310,000 for the estimated costs to close down and exit our Australia operations. The reserve reflects the estimated cost for an early termination of our facility lease in Australia (with an original termination date of December 31, 2010), employee termination benefits and other liabilities associated with the wind-down and relocation of our operations in Australia. The facility lease agreement has been terminated and our operations in Australia have been relocated to Cambridge, U.K. and Palo Alto, California. We recorded actual expenses of approximately $10,000 and $236,000 against this reserve in the nine-month periods ended September 30, 2010 and 2009, respectively. As of September 30, 2010, we believe that the estimated remaining balance of approximately $69,000 in our reserve will be sufficient to cover any remaining exit costs.
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
     We acquired the operations of SCS on April 1, 2009, and have consolidated such operations since that date (See Note 4. “Acquisition of Stem Cell Sciences Plc (SCS) Operations,” in the notes to condensed consolidated financial statements of Part I, Item1 of this Form 10-Q for further information). Consequently, our results of operations for the nine-month period ended September 30, 2010 will include the acquired operations for the full nine months, but will only include them in the second quarter and third quarter of 2009 for the nine-month period in 2009.

Revenue and Cost of Product Sales
     Revenue for the three and nine-month periods ended September 30, 2010, as compared with the same periods in 2009, is summarized in the table below:

	Three months ended,				Nine months ended,
	September 30		Change in 2010 versus 2009		September 30		Change in 2010 versus 2009
	2010	2009	$	%	2010	2009	$	%
Revenue:
Licensing agreements and grants	$123,693	$98,806	$24,887	25%	$409,092	$300,260	$108,832	36%
Product sales	129,826	154,362	(24,536)	(16)%	318,831	274,961	43,870	16%

Total revenue	253,519	253,168	351	0%	727,923	575,221	152,702	27%

Cost of product sales	35,914	141,453	(105,539)	(75)%	104,538	200,979	(96,441)	(48)%

Gross Profit	$217,605	$111,715	$105,890	95%	$623,385	$374,242	$249,143	67%

     Total revenue in the third quarter of 2010 was approximately $254,000, which was flat compared to the total revenue of approximately $253,000 in the third quarter of 2009..
     Third quarter ended September 30, 2010 versus third quarter ended September 30, 2009. Licensing and grant revenue increased approximately $25,000, or 25%, in 2010 compared to 2009, which was primarily attributable to higher grant revenue at our acquired operations. In the third quarter of 2010, revenue from product sales was approximately $25,000, or 16%, lower as compared to the same period in 2009. This decrease was primarily attributable to large orders for certain products in the third quarter of 2009 that have not recurred in the third quarter of 2010.
     Total revenue in the nine-month period ended September 30, 2010 was approximately $728,000, which was 27% higher than total revenue of approximately $575,000 in the similar period of 2009.
     Nine-month period ended September 30, 2010 versus nine-month period ended September 30, 2009. Licensing and grant revenue for the nine-month period ended September 30, 2010, was approximately $109,000, or 36%, higher compared to the same period in 2009. This increase was primarily attributable to the nine-month period of 2010 including three quarters of revenue recognized and consolidated in connection with our acquired operations, as compared to only two quarters for the same period in 2009. In the nine-month period ended September 30, 2010, we recognized approximately $319,000 as revenue from product sales and $105,000 as cost of product sales, compared to approximately $275,000 as revenue from product sales and $201,000 as cost of products sales, for the same period in 2009. The increase in the first nine months of 2010 compared to the similar period in 2009 was primarily attributable to the consolidation of three quarters of product sales from our acquired operations in the U.K. in the nine-month period of 2010 compared to two quarters for the same period in 2009.
Operating Expenses
     Operating expenses for the three and nine-month periods ended September 30, 2010, as compared with the same periods in 2009, are summarized in the table below:

	Three months ended,		Change in 2010 versus		Nine months ended,		Change in 2010 versus
	September 30		2009		September 30		2009
	2010	2009	$	%	2010	2009	$	%
Operating expenses:
Research & development	$5,200,612	$4,988,569	$212,043	4%	$15,096,354	$14,278,958	$817,396	6%
Selling, general & administrative	2,017,872	2,111,838	(93,966)	(4)%	6,889,292	6,852,724	36,568	1%
Wind-down expenses	—	(5,679)	5,679	(100)%	291,168	539,821	(248,653)	(46)%

Total operating expenses	$7,218,484	$7,094,728	$123,756	2%	$22,276,814	$21,671,503	$605,311	3%

     Research and Development Expenses
     Our R&D expenses consist primarily of salaries and related personnel expenses, costs associated with clinical trials and regulatory submissions; costs associated with preclinical activities such as toxicology studies; costs associated with cell processing and process development; certain patent-related costs such as licensing; facilities related costs such as depreciation; lab equipment and supplies. Clinical trial expenses include payments to vendors such as clinical research organizations, contract manufacturers, clinical trial sites, laboratories for testing clinical samples and consultants. Cumulative R&D costs incurred since we refocused our activities on developing cell-based therapeutics (fiscal years 2000 through the three months ended September 30, 2010) were approximately $121 million. Over this period, the majority of these cumulative costs were related to: (i) characterization of our proprietary HuCNS-SC cells, (ii) expenditures for toxicology and other preclinical studies, preparation and submission of applications to regulatory agencies to conduct clinical trials and obtaining regulatory clearance to initiate such trials, all with respect to our HuCNS-SC cells, (iii) preclinical studies and development of our human liver engrafting cells, (iv) costs associated with cell processing and process development, and (v) costs associated with our clinical studies.
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
     R&D expenses totaled approximately $5,201,000 in the third quarter of 2010 compared with $4,989,000 in the third quarter of 2009.
     Third quarter ended September 30, 2010 versus third quarter ended September 30, 2009. R&D expenses increased approximately $212,000, or 4%, in 2010 compared to 2009. This increase was primarily attributable to (i) an increase of approximately $94,000 in R&D expenses related to developing applications of our cell technologies for stem cell based research and drug discovery, (ii) an increase of approximately $63,000 in expenses related to our clinical trials, and (iii) an increase of approximately $206,000 in expenses related to continuing preclinical studies of our HuCNS-SC cells for spinal cord injury, retinal disorders and other potential indications, testing and characterization of our proprietary cells, and process development. These increased expenses were partially offset by a decrease in personnel expenses of approximately $151,000, primarily attributable to lower stock-based compensation expense.
     R&D expenses totaled approximately $15,096,000 in the nine-month period ended September 30, 2010, compared with $14,279,000 for the same period in 2009.
     Nine-month period ended September 30, 2010 versus nine-month period ended September 30, 2009. R&D expenses increased approximately $817,000, or 6%, in 2010 compared to 2009. This increase was primarily attributable to (i) an increase of approximately $563,000 in R&D expenses related to consolidation of three quarters of our acquired operations in the nine-month period of 2010 compared to two quarters for the same period in 2009, (ii) an increase of approximately $316,000 in expenses related to our clinical trials, and (iii) an increase of approximately $115,000 in expenses related to our continuing preclinical studies of our HuCNS-SC cells as a potential treatment for spinal cord injury, retinal disorders and other potential indications. These increased expenses were partially offset by (i) a decrease in personnel expenses of approximately $129,000, primarily attributable to lower stock-based compensation expense, and (ii) a decrease in other expenses of approximately $48,000.

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
     SG&A expenses totaled approximately $2,018,000 in the third quarter of 2010 compared with approximately $2,112,000 in the third quarter of 2009.
     Third quarter ended September 30, 2010 versus third quarter ended September 30, 2009. SG&A expenses decreased approximately $94,000, or 4%, in 2010 compared to 2009. This decrease was primarily attributable to (i) a decrease of approximately $170,000 in legal and consulting expenses at our U.K. operations as we consolidated our activities at the site, and (ii) a decrease of approximately $89,000 in personnel expenses primarily attributable to a decrease in stock-based compensation expense. These decreased expenses were partially offset by (i) an increase in external service expenses of approximately $139,000, primarily legal fees for our litigation against Neuralstem (see also Note 8, “Commitments and Contingencies,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information), and (ii) an increase of approximately $26,000 in other expenses.
     SG&A expenses totaled approximately $6,889,000 in the nine-month period ended September 30, 2010, compared with $6,853,000 for the same period in 2009.
     Nine-month period ended September 30, 2010 versus nine-month period ended September 30, 2009. SG&A expenses increased approximately $36,000, or 1%, from 2009 to 2010. This was primarily attributable to (i) an increase of approximately $224,000 in SG&A expense related to consolidation of acquired operations for three quarters in the nine-month period in 2010 compared to two quarters for the same period in 2009, (ii) an increase in external services of approximately $179,000, mainly due to an increase in recruiting and investor relations expenses, and (iii) an increase of approximately $51,000 in other expenses. These increased expenses were partially offset by (i) a decrease in personnel expenses of approximately $249,000, primarily attributable to lower stock-based compensation expense, and (ii) a decrease of approximately $169,000 in legal and consulting expenses at our U.K. operations as we consolidated our activities at the site.
Wind-down Expenses

	Three months ended,		Nine months ended,
	September 30		September 30
	2010	2009	2010	2009
Rhode Island	$—	$(5,679)	$291,168	$229,552
Australia	—	—	—	310,269

Total wind-down expenses	$—	$(5,679)	$291,168	$539,821

Rhode Island
     In 1999, in connection with exiting our former research facility in Rhode Island, we created a reserve for the estimated lease payments and operating expenses related to it. The reserve has been re-evaluated and adjusted based on assumptions relevant to real estate market conditions and the estimated time until we could either fully sublease, assign or sell our remaining interests in the property. The reserve was approximately $4,433,000 at December 31, 2009. Payments net of subtenant income of approximately $303,000 for the third quarter and $898,000 for the nine-month period ended September 30, 2010, were recorded against this reserve. At September 30, 2010, we re-evaluated the estimate and did not make an adjustment to the reserve of approximately $3,673,000 by recording any additional wind-down expenses. For the similar period in 2009, payments recorded against the reserve were approximately $286,000 in the third quarter of 2009, and $910,000 for the nine-month period ended September 30, 2009, and to adjust the reserve, we recorded a credit of approximately $6,000 in the third quarter of 2009. Expenses for this facility will fluctuate based on changes in tenant occupancy rates and other operating expenses related to the lease. Even though it is our intent to sublease, assign, sell, or otherwise divest ourselves of our interests in the facility at the earliest possible time, we cannot determine with certainty a fixed date by which such events will occur. In light of this uncertainty, based on estimates, we will periodically re-evaluate and adjust the reserve, as necessary. See Note 7 “Wind-down expenses,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.
Australia
     On April 1, 2009, as part of our acquisition of the SCS operations, we acquired operations near Melbourne, Australia. In order to reduce operating complexity and expenses, we made the decision to close our site in Australia and consolidate personnel and programs to our Cambridge, U.K. and Palo Alto, California sites. U.S. GAAP requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. In accordance with U.S. GAAP requirements, at September 30, 2009, we established a short-term reserve of approximately $310,000 for the estimated costs to close down and exit our Australia operations. The reserve reflects the estimated cost to terminate our facility lease in Australia (with an original termination date of December 31, 2010), employee termination benefits and other liabilities associated with the wind-down and relocation of our operations in Australia. The facility lease agreement has been terminated and our operations in Australia have been relocated to Cambridge, U.K. and Palo Alto, California. We recorded actual expenses of approximately $10,000 and $236,000 against this reserve in 2010 and 2009 respectively. No further adjustments were made to the reserve balance as we believe that the estimated remaining balance of approximately $69,000 in our reserve at September 30, 2010, will be sufficient to cover any remaining exit costs.
Other Income (Expense)
     Other income totaled approximately $1,449,000 in the third quarter of 2010 compared with other income of $1,830,000 in the same period of 2009, and other income of $5,367,000 for the nine-month period ended September 30, 2010 compared with other expense of approximately $495,000 for the nine-month period ended September 30, 2009.

	Three months ended,		Change in 2010 versus		Nine months ended,		Change in 2010 versus
	September 30		2009		September 30		2009
	2010	2009	$	%	2010	2009	$	%
Other income (expense):
Gain on sale of marketable securities	$—	$—	$—	—	$—	$397,866	$(397,866)	(100)%
Change in fair value of warrant liability	1,227,585	1,830,414	(602,829)	(33)%	5,184,304	(822,517)	6,006,821	(730)%
Interest income	10,911	5,531	5,380	97%	24,814	55,816	(31,002)	(56)%
Interest expense	(22,221)	(27,613)	5,392	(20)%	(72,775)	(84,863)	12,088	(14)%
Other income (expense), net	232,348	29,940	202,408	676%	230,408	(41,694)	272,102	653%

Total other income	$1,448,623	$1,838,272	$(389,649)	(21)%	$5,366,751	$(495,392)	$5,862,143	(1,183)%

Gain on Sale of Marketable Equity Securities
     In the first quarter of 2009, we sold in aggregate 2,900,000 shares of ReNeuron and received proceeds of approximately $510,000. We recognized a realized gain of approximately $398,000 for that quarter. We did not sell any ReNeuron shares during the nine-month period ended September 30, 2010. We owned 1,921,924 ordinary shares of ReNeuron at September 30, 2010. See Note 2 “Financial Instruments” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

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
     Interest Income
     Interest income in the three and nine-month periods ended September 30, 2010 and 2009 were not significant due to low average yields.
     Interest Expense
     Interest expense in the third quarter of 2010 decreased by approximately $5,000 or 20% when compared to the same period in 2009. Interest expense for the nine-month period ended September 30, 2010 decreased by approximately $12,000, or 14%, when compared to the same period in 2009. Interest expense is primarily for outstanding debt and capital lease balances. See Note 8 “Commitment and Contingencies,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.
     Other income (expense), net
     Other income for the three and nine month periods in 2010 includes approximately $227,000 from final settlement of various claims related to the SCS acquisition. On April 1, 2009, we acquired the operations of Stem Cell Sciences Plc (SCS, now known as Asset Realization Company Ltd.) As consideration, we issued 2,650,000 shares of our common stock with a closing price of $1.67 per share and waived certain commitments of SCS to repay approximately $709,000 in principal and accrued interest owed to us. Pursuant to the acquisition agreement, 20% of the 2,650,000 shares were placed into an escrow for a twelve month period to satisfy any indemnification obligations owed to us by SCS. On August 19, 2010, we entered into a settlement agreement with SCS in which the parties agreed to the release of half the escrowed shares to SCS and half to us in full satisfaction of our claims for indemnification, and both parties waived all other claims, known and unknown, against the other. The 265,000 shares returned to us are being treated as retired and no longer outstanding. We have recorded approximately $227,000 as other income, which was the value of these shares based on the closing price of $0.91 per share on August 19, 2010, and net of amounts already accrued for potential claims against the escrowed shares.
Liquidity and Capital Resources
     Since our inception, we have financed our operations through the sale of common and preferred stock, the issuance of long-term debt and capitalized lease obligations, revenue from collaborative agreements, research grants, license fees, and interest income.

	September 30,	December 31,	Change
	2010	2009	$	%
Cash and cash equivalents	$24,554,574	$38,617,977	$(14,063,403)	(36)%

     In summary, our cash flows were:

	Nine months ended September 30,		Change in 2010 versus 2009
	2010	2009	$	%
Net cash used in operating activities	$(19,655,257)	$(18,491,364)	$(1,163,893)	6%
Net cash used in investing activities	$(766,907)	$(1,048,348)	$281,441	(27)%
Net cash provided by financing activities	$6,380,033	$17,936,157	$(11,556,124)	(64)%
Net Cash Used in Operating Activities
     Net cash used in operating activities in the first nine months of 2010 increased by approximately $1,164,000, or 6%, when compared to the same period of 2009. Cash used in operating activities is primarily driven by our net loss as adjusted for non-cash charges and differences in the timing of operating cash flows.
Net Cash Provided by (Used in) Investing Activities
     The decrease of approximately $281,000, or 27%, from 2009 to 2010 for net cash used in investing activities, was primarily attributable to a net purchase of marketable debt securities of approximately$468,000 in the first nine months of 2009 as compared to none in 2010, the decrease was partially offset by an increase in capital expenditures of approximately $266,000 in the first nine months of 2010 as compared to a similar period in 2009.
Net Cash Provided by Financing Activities
     Net cash provided by financing activities in the first nine months of 2010 decreased approximately $11,556,000, or 64%, compared to the same period in 2009 primarily due to lower net proceeds from sales of common stock. In the first nine months of 2010, we received aggregate net proceeds of approximately $7,015,000 from the sale of 1,192,200 shares of common stock at an average price of $1.16 per share under various sales agreements and the sale of 7,000,000 shares at $0.865 per share to an institutional investor. In the first nine months of 2009, we received net proceeds of approximately $17,695,000 from the sale of 9,817,400 shares of common stock at an average price of $1.88 per share under a sales agreement. See Note 10 “Common Stock” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information on the financing activities in 2010.
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
     We intend to pursue opportunities to obtain additional financing in the future through equity and debt financings, grants and collaborative research arrangements. On June 25, 2008 we filed with the SEC a universal shelf registration statement, declared effective July 18, 2008, which permits us to issue up to $100 million worth of registered debt and equity securities. Under this effective shelf registration, we have the flexibility to issue registered securities, from time to time, in one or more separate offerings or other transactions with the size, price and terms to be determined at the time of issuance. Registered securities issued using this shelf may be used to raise additional capital to fund our working capital and other corporate needs, for future acquisitions of assets, programs or businesses, and for other corporate purposes. As of November 1, 2010, we had approximately $41 million under our universal shelf registration statement available for issuing debt or equity securities; approximately $30 million of this $41 million has been reserved for the potential exercise of the warrants issued in connection with our November 2008 and November 2009 financings.
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
     In August 2010, we were notified by Nasdaq that the closing bid price of our common stock had been below $1.00 per share for 30 consecutive business days, and therefore we did not meet the requirements for continued listing on the Nasdaq Global Market. In accordance with Nasdaq rules, we have 180 calendar days, or until February 8, 2011, to regain compliance with this requirement. To do so, the closing bid price of our common stock must be $1.00 per share or higher for a minimum of ten consecutive business days. If compliance is not achieved by February 8, 2011, Nasdaq will notify us that our shares are subject to delisting from the Nasdaq Global Market. At that point, our options include applying for an extension of the compliance period or an appeal to a Nasdaq Listing Qualifications Panel. There can be no assurance that we will be able to regain or maintain compliance with the minimum bid price rule or other listing criteria or that an appeal, if taken, would be successful.
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
     Operating Leases — California
     We currently lease space in an approximately 68,000 square foot facility located at the Stanford Research Park in Palo Alto, California. The facility includes space for animals, laboratories, offices, and a GMP (Good Manufacturing Practices) suite. Prior to September 2010, we leased approximately 68,000 square feet of the facility, and were required to provide a letter of credit for approximately $778,000, which served as a security deposit for the duration of the lease term. The letter of credit issued by our financial institution is collateralized by a certificate of deposit for the same amount, which was reflected as restricted cash in other assets, non-current on our condensed consolidated balance sheets. In September 2010, we amended our lease to reduce the area leased to 51,200 square feet, to change the expiry date of the lease term from August 31, 2011 to June 30, 2011, and to reduce the letter of credit that serves as a security deposit to approximately $389,000 from approximately $778,000. The difference of approximately $389,000 will be transferred from our restricted cash account to our cash and cash equivalents account. In connection with this September 2010 lease amendment, we terminated a space-sharing agreement covering approximately 10,451 square feet of this facility. At September 30, 2010, the aggregate remaining rent payment under the amended lease is approximately $1,233,000. We recognize operating lease expense on a straight-line basis. At September 30, 2010, we had prepaid rent balance of approximately $70,000. At December 31, 2009, we had a deferred rent balance of approximately $131,000.
     In September 2010, we entered into a two-year sublease agreement with Caliper Life Sciences, Inc., for approximately 13,200 square feet in a facility located in Mountain View, California. We will pay approximately $695,000 in aggregate as rent over the term of the lease. The lease contains escalating rent payments, which we recognize as operating lease expense on a straight-line basis. Deferred rent was approximately $4,000 as of September 30, 2010.
     Operating Leases — Rhode Island
     We continue to have outstanding obligations in regard to our former facilities in Lincoln, Rhode Island. In 1997, we had entered into a fifteen-year lease for a scientific and administrative facility in a sale and leaseback arrangement. The lease includes escalating rent payments. At September 30, 2010, we expect to pay in aggregate, approximately $458,000 in rent and estimated operating expenses before receipt of sub-tenant income, for the remainder of 2010. At September 30, 2010, we expect to receive, in aggregate, approximately $96,000 in sub-tenant rent and operating expenses for the remainder of 2010. As a result of the above transactions, our estimated cash outlay net of sub-tenant rent for the facility will be approximately $362,000 for the remainder of 2010.
     Operating Leases — United Kingdom
     On April 1, 2009, as part of our acquisition of the operations of SCS, we acquired operations in Cambridge, U.K.. As of April 2009, our wholly-owned subsidiary, Stem Cell Sciences (UK) Ltd, had two lease agreements for approximately 3,900 square feet of office and lab space in aggregate in two buildings of the Babraham Research Campus in Cambridge, U.K. One of these two leases, for approximately 2,000 square feet, expired by its terms on February 28, 2010. The third, for approximately 1,900 square feet, had an initial term until March 2011, with an option, at our election, to extend the term for an additional five years. In February 2010, in order to consolidate our operations into a single building at the research campus, we entered into a new lease agreement effective March 1, 2010, for approximately 3,240 square feet. The initial term of this new lease will continue until March 2011, with an option, at our election, to extend the term for an additional two years. The two currently effective Cambridge leases cover in aggregate approximately 5,000 square feet. At September 30, 2010, we expect to pay approximately 35,000 GBP as rental payments for the remainder of 2010 in aggregate for the Cambridge leases. StemCells, Inc. is a guarantor of Stem Cell Sciences (UK) Ltd’s obligations under both leases.
     With the exception of leases discussed above, we have not entered into any off balance sheet financial arrangements and have not established any special purpose entities. We have not guaranteed any debts or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations
     In the table below, we set forth our legally binding and enforceable contractual cash obligations at September 30, 2010:

	Total						Payable in
	Obligations	Payable in (October to					2015
	at September	December)	Payable in	Payable in	Payable in	Payable in	and
	30, 2010	2010	2011	2012	2013	2014	Beyond
Operating lease payments(1)	$5,376,184	$841,760	$2,392,527	$1,409,475	$732,422	$—	$—
Capital lease (equipment)	110,068	18,348	73,391	18,329	—	—	—
Bonds Payable (principal & interest)(2)	919,344	61,912	242,321	240,666	237,593	136,852	—

Total contractual cash obligations	$6,405,596	$922,020	$2,708,239	$1,668,470	$970,015	$136,852	$—

(1)	Operating lease payments exclude space-sharing and sub-lease income (see “Off-Balance Sheet Arrangements — Operating Leases” above for further information), but include rent payments for our Rhode Island facility that are included as part of our “Accrued wind-down expenses” in our condensed consolidated financial statements. See Note 7, “Wind-down expenses” and Note 8, “Commitments and Contingencies” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

(2)	See Note 8, “Commitments and Contingencies” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.
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
     We do not have any material unconditional purchase obligations or commercial commitments related to capital expenditures, clinical development, clinical manufacturing, or other external services contracts at September 30, 2010.
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

     In April 2010, FASB issued Accounting Standards Update (ASU) No. 2010-17, Revenue Recognition—Milestone Method, which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a study or achieving a specific result from the research or development efforts. The amendments in this ASU provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. The ASU is effective for fiscal years and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. This ASU is effective for our interim and annual reporting periods beginning January 1, 2011. We are currently evaluating the impact of this new standard, if any on our financial condition and results of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our market risks at September 30, 2010 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2009 on file with the U.S. Securities and Exchange Commission.
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
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS

Exhibit 10.1 —	Amendment to lease, dated August 25, 2010, between the Board of Trustees of the Leland Stanford Junior University and the Registrant

Exhibit 31.1 —	Certification of Martin McGlynn under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 —	Certification of Rodney K. B. Young under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 —	Certification of Martin McGlynn Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 —	Certification of Rodney K. B. Young Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEMCELLS, INC. (name of Registrant)
November 2, 2010	/s/ Rodney K. B. Young
Rodney K. B. Young
Chief Financial Officer

Exhibit Index

Exhibit 10.1 —	Amendment to lease, dated August 25, 2010, between the Board of Trustees of the Leland Stanford Junior University and the Registrant

Exhibit 31.1 —	Certification of Martin McGlynn under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 —	Certification of Rodney K. B. Young under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 —	Certification of Martin McGlynn Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 —	Certification of Rodney K. B. Young Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002