Form 10-K/A
period 2010-12-31
STEMCELLS INC
filed 2011-04-29
CIK 883975

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
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
     Common stock outstanding at April 11, 2011: 137,743,512 shares.
     Documents incorporated by reference: None

TABLE OF CONTENTS
Year 2010 Form 10-K/A Annual Report
EXPLANATORY NOTE
          This Amendment No. 1 on Form 10-K/A amends our annual report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on March 11, 2011 (the “Original Report”), to include the information required by Part III of Form 10-K. Specifically, information required by Items 10 through 14 of Part III is no longer being incorporated by reference to the proxy statement relating to our 2011 annual meeting of stockholders. We hereby amend our Original Report by (a) deleting the text of Items 10, 11, 12, 13, and 14 of Part III in their entirety and replacing them with the information provided below under the respective headings, (b) deleting the reference on the cover of the Original Report to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Report, and (c) amending Part IV, Item 15 to include the certifications required by section 302 of the Sarbanes-Oxley Act of 2002, filed as exhibits to this amendment. This amendment does not affect any other items in our Original Report. Because no financial statements are contained in this amendment, we are not including certifications under section 906 of the Sarbanes-Oxley Act of 2002.
Item description

		Page
	Part III
Item 10.	Directors and Executive Officers of the Registrant	3
Item 11.	Executive Compensation	7
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	22
Item 13.	Certain Relationships and Related Transactions	23
Item 14.	Principal Accounting Fees and Services	23
	Part IV
Item 15.	Exhibits and Financial Statement Schedules	24
EXHIBIT 10.37
EXHIBIT 31.3
EXHIBIT 31.4
Notes regarding certain references
          Except as otherwise expressly stated herein, this amendment continues to speak as of the date of the Original Report and we have not updated the disclosure contained in the Original Report or this amendment to reflect events that have occurred since the filing of the Original Report. Accordingly, this amendment should be read in conjunction with our Original Report and our other filings made with the SEC subsequent to the filing of the Original Report.
          Throughout this Form 10-K/A, the words “we,” “us,” “our,” and “StemCells” refer to StemCells, Inc., including our directly and indirectly wholly-owned subsidiaries. “Common stock” refers to StemCells, Inc., common stock, $0.01 par value.

PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Board of Directors
     We currently have seven directors serving on our Board of Directors. Since June 2010, our Board has been composed of Drs. Ricardo Levy, Roger Perlmutter, John Schwartz, and Irving Weissman and Messrs. Eric Bjerkholt, Scott Greer and Martin McGlynn. The following table shows the names, ages, principal occupations, and public company board memberships for the last five years of our directors, as of April 1, 2011:

Eric Bjerkholt	51	Eric Bjerkholt was elected to the Board of Directors in March 2004. He is Senior Vice President, Corporate Development and Finance, and Chief Financial Officer of Sunesis Pharmaceuticals, Inc. From 2004 to 2007, he served as Senior Vice President and Chief Financial Officer of Sunesis. Mr. Bjerkholt is a member of the board of directors of Round Table Pizza, Inc.

R. Scott Greer	52	Scott Greer was appointed to the Board of Directors in June 2010. He is currently a principal and managing director of Numenor Ventures LLC, which he founded in 2002 to provide funding and strategic advisory services to early stage enterprises. Mr. Greer currently serves as Chairman of Acologix, a development stage biotechnology company, and is also on the board of Nektar Therapeutics and BAROnova.

Ricardo Levy, Ph.D.	66	Ricardo Levy, Ph.D. was elected to the Board of Directors in September 2001. He currently serves as a director on the boards of a number of private companies as well as the board of Accelrys, Inc., a public company focused on molecular modeling and simulation software for both life and materials science research.

Martin McGlynn	64	Martin McGlynn was elected to the Board of Directors in February 2001. He is President and Chief Executive Officer of the company, a position he has held since January 2001.

Roger Perlmutter, M.D., Ph.D.	58	Roger Perlmutter, M.D., Ph.D., was elected to the Board of Directors in December 2000. He is Executive Vice President, Research and Development, of Amgen, Inc., a position he has held since January 2001.

John Schwartz, Ph.D.	76	John Schwartz, Ph.D., was elected to the Board of Directors in December 1998 and was elected Chairman of the Board at the same time. He is currently President of Quantum Strategies Management Company.

Irving Weissman, M.D.	71	Irving Weissman, M.D., was elected to the Board of Directors in September 1997. He is the Virginia and Daniel K. Ludwig Professor of Cancer Research, Professor of Pathology and Professor of Developmental Biology at Stanford University.
     Because we have a classified board, with each of our directors serving a staggered three-year term, only two of our directors are expected to stand for reelection at our 2011 Annual Meeting. The following table shows the composition of the three classes of our Board:
Class I Directors (terms scheduled to expire in 2013):
Eric Bjerkholt
R. Scott Greer
John Schwartz, Ph.D.
Class II Directors (terms scheduled to expire in 2011):
Ricardo Levy, Ph.D.
Irving Weissman, M.D.
Class III Directors (terms scheduled to expire in 2012):
Martin McGlynn
Roger Perlmutter, M.D., Ph.D.

     The independent members of our Board, as determined by the Board of Directors in accordance with the existing Nasdaq Listing rules, are Messrs. Bjerkholt and Greer and Drs. Levy, Perlmutter and Schwartz. The Board of Directors held four regular meetings and two special meetings during the fiscal year ended December 31, 2010. Each of the directors attended more than 75% of the meetings of the Board of Directors and of the committees on which he served.
     For many years the roles of chairman and chief executive officer at the company have been separated. We believe that this is appropriate under current circumstances, because it allows management to make the operating decisions necessary to manage the business, while helping to maintain Board independence so that it can provide an effective oversight function. We feel that this has provided an appropriate balance of operational focus, flexibility and oversight. Our independent directors meet at regularly scheduled executive sessions without members of management.
Board Committees
     Presently, the Board has four standing committees — the Compensation and Stock Option Committee (the “Compensation Committee”), the Corporate Governance and Nominating Committee (the “Corporate Governance Committee”), the Strategic Transactions Committee, and the Audit Committee — as well as a single-member committee established under the company’s 2001, 2004 and 2006 equity incentive plans. The Board created the Strategic Transactions Committee in March 2009 as an ad hoc committee with direction to consult with management and advise the full Board on various corporate initiatives, such as the acquisition of substantially all of the operating assets of Stem Cell Sciences plc, which the company completed in April 2009. In June 2010, however, the Board reconstituted the Strategic Transactions Committee, which Mr. Greer currently chairs, as a standing committee of the Board. All members of the Compensation Committee, the Corporate Governance Committee and the Audit Committee are, and are required by the charters of the respective committees to be, independent as determined under Nasdaq Listing rules.
     Compensation Committee. Prior to June 2010, the Compensation Committee included Dr. Schwartz and Mr. Bjerkholt. In June 2010, Dr. Levy joined the Compensation Committee as its third member. The Compensation Committee held three meetings during the fiscal year ended December 31, 2010. The Compensation Committee makes recommendations to our Board and management concerning salaries in general, determines executive compensation and, except to the extent that such decisions have been delegated to, and made by, the single-member committee, approves incentive compensation for our employees and consultants. The Compensation Committee acts pursuant to a written charter which is available through our website at www.stemcellsinc.com.
     Corporate Governance Committee. The Corporate Governance Committee is composed of Drs. Levy, Perlmutter and Schwartz. The Corporate Governance Committee did not hold a meeting in 2010; however, it held a meeting in March 2011 as well as informal discussions in 2010 to discuss a slate of actual and potential nominees to the Board of Directors. The committee oversees nominations to the Board and considers the experience, ability and character of potential nominees to serve as directors, as well as particular skills or knowledge that may be desirable in light of the company’s position at any time. From time to time, the committee has engaged the services of a paid search firm to help the committee identify potential nominees to the Board. The Company’s Governance Committee and Board seek to nominate and appoint candidates to the Board who have significant business experience, technical expertise or personal attributes, or a combination of these, sufficient to suggest, in the Board’s judgment, that the candidate would have the ability to help direct the affairs of the company and enhance the Board as a whole. The Committee may identify potential candidates through any reliable means available, including recommendations of past or current members of the Board from their knowledge of the industry and of the company. The Committee also considers past service on the Board or on the board of directors of other publicly traded or technology focused companies. The committee has not adopted a formulaic approach to evaluating potential nominees to the Board; it does not have a formal policy concerning diversity, for example. Rather, the committee weighs and considers the experience, expertise, intellect, and judgment of potential nominees irrespective of their race, gender, age, religion, or other personal characteristics. The committee often looks for nominees that can bring new skill sets or diverse business perspectives. Potential candidates recommended by security holders will be considered as provided in the company’s “Policy Regarding Shareholder Candidates for Nomination as a Director,” which sets forth the procedures and conditions for such recommendations. This policy is available through our website at www.stemcellsinc.com. The Corporate Governance Committee operates pursuant to a written charter, a copy of which is also available through our website at www.stemcellsinc.com.
     Audit Committee. The Audit Committee is composed of Mr. Bjerkholt and Drs. Schwartz and Levy. The Audit Committee held five meetings during the fiscal year ended December 31, 2010. The primary function of the Audit Committee is to assist our Board in fulfilling its oversight responsibilities. The committee does this primarily by reviewing our financial reports and other financial information as well as the company’s systems of internal controls regarding finance, accounting, legal compliance, and ethics that management and the Board have established. The committee also assesses our auditing, accounting and financial processes more generally. The Audit Committee meets quarterly, and at such other times as it finds necessary. It recommends to our Board the appointment of a firm of independent auditors to audit the financial statements of the company and meets with such personnel of the company to review the scope and the results of the annual audit, the amount of audit fees, the company’s internal accounting controls, the company’s financial statements and other related matters. Each of the members of the Audit Committee is independent, and the Board has determined that Mr. Bjerkholt is an “audit committee financial expert,” as defined in SEC rules. The Audit Committee acts pursuant to a written charter which is available through our website at www.stemcellsinc.com.

     The following table shows the members of our four standing Board committees:

				Corporate	Strategic
		Audit	Compensation	Governance	Transactions
Director	Independent	Committee	Committee	Committee	Committee
Eric Bjerkholt	Yes	Chair	✓		✓
R. Scott Greer	Yes				Chair
Ricardo Levy, Ph.D.	Yes	✓	✓	Chair	✓
Martin McGlynn	No				✓
Roger Perlmutter, M.D., Ph.D.	Yes			✓
John Schwartz, Ph.D.	Yes	✓	Chair	✓
Irving Weissman, M.D.	No
Director Qualifications
     We believe each of our directors brings valuable skills, experience, judgment, and perspectives to our company. The Board took the following qualifications into consideration, among other things, when nominating or appointing our current directors:

Eric Bjerkholt	Mr. Bjerkholt is a financial expert and currently serves as the Senior Vice President and Chief Financial Officer of Sunesis Pharmaceuticals, Inc., a biopharmaceutical company. His business experience spans approximately 20 years, during which time he founded a nutraceutical company and worked as an investment banker. Mr. Bjerkholt currently serves on the board of directors of Round Table Pizza. We believe Mr. Bjerkholt’s qualifications to serve on our Board of Directors include his considerable financial and business experience, especially in the life sciences industry. Mr. Bjerkholt has served on our Board for over six years.

R. Scott Greer	Mr. Greer was appointed to our Board in June 2010. He is a financial expert with over 25 years of experience in the life sciences industry. He was founder, CEO and Chairman of Abgenix, Inc., a biotechnology company he took public in 1998 and then sold to Amgen in 2006. Mr. Greer currently serves as Chairman of Ablexis and Acologix, both development stage biotechnology companies, and is also on the boards of Nektar Therapeutics and BAROnova. We believe Mr. Greer’s qualifications to serve on our Board include his more than 25 years of experience in the life sciences industry.

Ricardo Levy, PhD	Dr. Levy has over 30 years of experience leading technology companies in both North and South America. In 1974, he cofounded Catalytica, Inc., a manufacturing technology and energy systems company, and served as CEO from 1991 until the company was sold in 2000. Dr. Levy currently serves as director of Accerlys Inc. (formerly Pharmacopeia, Inc.) and NovoDynamics, Inc. We believe his qualifications to serve on our Board of Directors include his more than 30 years of business experience. Dr. Levy has served on our Board for over eight years.

Martin McGlynn	Mr. McGlynn has been our President and Chief Executive Officer since January 2001. He has held management positions of increasing responsibility in several countries for more than 30 years. Prior to joining our company, Mr. McGlynn was President and Chief Executive Officer of Pharmadign, Inc., a privately held company in the fields of inflammation and genetic immunization. Prior to this, he was President and General Manager of Abbott Canada Ltd. and President of Anaquest, Inc., a company focused on anesthesia and acute care pharmaceuticals. We believe Mr. McGlynn’s qualifications to serve on our Board of Directors include his significant managerial experience in our industry and his intimate knowledge of our operations as a result of his day to day leadership as our President and Chief Executive Officer. Mr. McGlynn has served on our Board for over ten years.

Roger Perlmutter, MD, PhD	Dr. Perlmutter is the Executive Vice President of Research and Development of Amgen, Inc., a world leading biotechnology company, a position he has held for approximately ten years. Prior to joining Amgen, he held scientific leadership positions of increasing responsibility at Merck. He also worked as a researcher and administrator at the University of Washington. We believe Dr. Perlmutter’s pharmaceutical industry experience brings an important industry perspective to the Board. We believe his qualifications to serve on our Board of Directors include his experience in both business and academic research, including his pharmaceutical industry experience. Dr. Perlmutter has served on our Board for over nine years.

John Schwartz, PhD	Dr. Schwartz has over 40 years of business and legal experience, including several years spent in the 1990s as President and Chief Executive Officer of Systemix, Inc., a cell-based therapeutics company which was acquired by Novartis in 1997. Before joining Systemix as its Senior Vice President and General Counsel in 1993, Dr. Schwartz served as the Vice President and General Counsel of Stanford University. He currently runs a registered investment advisor firm called Quantum Strategies Management Company. We believe

Dr. Schwartz’s qualifications to serve on our Board of Directors include his over 40 years of business and legal experience in our industry as well as his significant experience working at Stanford University. Dr. Schwartz has served on our Board for over eleven years.

Irving Weissman, MD	Dr. Weissman has been a leader in the stem cell field for over 20 years. He is a professor at Stanford University and serves as the director of the Stanford Institute for Stem Cell Biology and Regenerative Medicine. He co-founded Systemix in 1988 and Cellerant Therapeutics, Inc., a hematopoietic stem cell development company, in 2001. He is a member of several scientific advisory boards and national science institutes, including the National Academy of Science, the American Academy of Arts and Science, and the American Society of Microbiology. We believe Dr. Weissman’s qualifications to serve on our Board of Directors include the fact that he has been a leader in stem cell research for over 20 years as well as his substantial business experience in our industry. Dr. Weissman has served on our Board for over 12 years and serves as the chairman or our Scientific Advisory Board.
Executive Officers
     Following are the name, age and other information for our named executive officers, as of April 1, 2011. All company officers have been elected to serve until their successors are elected and qualified or until their earlier resignation or removal.

Martin McGlynn, President and Chief Executive Officer	64	Martin McGlynn joined the company in January 2001, when he was appointed President and Chief Executive Officer of the company and of its wholly-owned subsidiaries. Mr. McGlynn was elected to the Board of Directors in February 2001.

Ann Tsukamoto, Ph.D. Executive Vice President, Research and Development	58	Ann Tsukamoto, Ph.D., joined the company in November 1997 as Senior Director of Scientific Operations; was appointed Vice President, Scientific Operations in June 1998; Vice President, Research and Development in February 2002; and Chief Operating Officer, with responsibility for the company’s research and development efforts, in November 2006. In October 2008, Dr. Tsukamoto was appointed Executive Vice President, Research and Development, with responsibility for the company’s scientific and clinical development programs. Dr. Tsukamoto is married to one of our outside directors.

Rodney Young, Chief Financial Officer and Vice President, Finance and Administration	48	Rodney Young joined the company in September 2005 as Chief Financial Officer and Vice President, Finance. In November 2006 he became CFO and Vice President, Finance and Administration. He is responsible for functions that include Finance, Information Technology and Investor Relations. From 2003 to 2005, Mr. Young was Chief Financial Officer and a director of Extropy Pharmaceuticals, Inc., a private biopharmaceutical company focused on developing drugs for pediatric indications.

Stewart Craig, Ph.D. Senior Vice President, Development and Operations	49	Stewart Craig, Ph.D., joined the company in September 2008 with responsibilities for Development, Manufacturing, Regulatory, Quality Systems, and Facilities. From 2005 to 2008, Dr. Craig was Chief Technology Officer and Vice President of Progenitor Cell Therapy, a contract services provider for research, development, manufacture, and commercialization of cell-based therapies, prior to which he has held executive positions at Xcyte Therapies, Osiris Therapeutics and SyStemix.

Ken Stratton, J.D. General Counsel	42	Ken Stratton, J.D., joined the company in February 2007 as General Counsel, with responsibility for corporate compliance and legal affairs. In March 2008, he assumed responsibility for the Human Resources function. Prior to joining StemCells, Mr. Stratton served as Deputy General Counsel for Threshold Pharmaceuticals and as Senior Legal Counsel for Medtronic, Inc.’s Vascular business unit.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers, directors, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC reports of ownership of our securities and changes in reported ownership. Executive officers, directors and greater than 10% beneficial owners are required by SEC rules to furnish us with copies of all Section 16(a) reports they file.
     Based solely on a review of the copies of such forms furnished to us, or written representations from the reporting persons that no Form 5 was required, we believe that, during the fiscal year ended December 31, 2010, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners have been met.

Code of Business Conduct and Ethics
     We have adopted a Code of Ethics and Conduct that applies to all of our directors, officers, employees, and consultants. A copy of our code of ethics is posted on our website at www.stemcellsinc.com. We intend to disclose any substantive amendment or waivers to this code on our website. There were no substantive amendments or waivers to this code in 2010.
Item 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
     We structure our compensation programs to attract and retain talented employees and reward them for helping us achieve our short-term and long-term goals. We intend for our compensation programs to be equitable and competitive when measured against those offered by companies against whom we compete for high-level scientific and executive personnel. We also intend for them to link pay to both company and individual performance.
     In seeking to accomplish these objectives, we follow a compensation strategy designed, ultimately, to reward increasing stockholder value. However, because achievement of our principle mission — the research, development and commercialization of stem cell therapeutics and related tools and technologies for academia and industry — is a long, expensive and challenging process, we often set individual compensation by using surrogate endpoints to gauge employee contributions towards building sustained stockholder value, such as:
•	the achievement of stated corporate goals adopted from time to time by the Board;

•	the leadership an executive officer has shown in inspiring and marshalling excellent performances in his or her direct reports;

•	the anticipation, identification and successful disposition of issues and problems that, if not addressed timely and effectively, might have a deleterious effect on the company; and

•	the speed and effectiveness with which an executive officer discovers, assesses and, where appropriate, pursues promising opportunities for the company.
     Compensation elements. We, like most biotechnology companies, use a combination of base salary, bonuses and equity awards to compensate our employees, including our executive officers. As a small company — we have approximately 80 employees in total and only five executive officers — we feel that having so few people in each job classification and level makes it inefficient to establish a formulaic allocation of total compensation among its various elements; we rely, instead, on our experience and judgment.
     In exercising this judgment, we periodically collect and review information (i) from third party market reports such as the Radford Biotechnology Survey — Executive Report; and (ii) from the proxy statements of other similar biotechnology companies, especially those operating in the San Francisco Bay Area, as well as those pursuing cell-based therapeutics.1 In the case of the executive officers who report directly to the chief executive officer, we also carefully consider the recommendations of the chief executive officer when setting compensation. We integrate all of this information with our evaluation of the individual performance of each of our executive officers.
     While we believe our officers and other employees are outstanding, we realize that the company is not yet profitable and that it is still in a relatively early stage of development. We therefore generally prefer to target our compensation practices so that our employees’ base salaries, bonuses, equity compensation, and benefits all fall close to the 50th percentile paid by comparable companies for similar positions. Actual compensation may fall slightly above or below these targets, however, because of any number of factors such as general economic conditions, market competition for specific jobs, personal performance, and the need for internal equities within the company. For example, we have recently paid many of our employees, including some of our executive officers, at below the 50th percentile because of the global recession and the crisis in the financial markets. At the same time, however, we have paid many of our employees, including some of our executive officers, at above the 50th percentile because of highly competitive demand for workers with their unique skill sets.
     Interaction of compensation elements. The basic compensation elements — base salary, bonuses and equity awards — are, as noted, standard in our industry. Though not set independently of one other, we use each element as a portion of total compensation because we believe we would not otherwise be competitive and because we feel that together they are the proper components of a balanced compensation package:
•	base salary is compensation for current efforts;

•	bonuses, whether in cash or equity, are typically paid for achievements in meeting stated corporate goals; and

[1]	In 2009, for example, we collected executive compensation information from the recent SEC filings of Aastrom Biosciences, Inc.; Affymax, Inc.; ARYx Therapeutics, Inc.; Athersys, Inc.; Cerus Corporation; Cytokinetics, Incorporated; Cytori Therapeutics, Inc.; Dynavax Technologies Corporation; Geron Corporation; InterMune, Inc.; MAP Pharmaceuticals, Inc.; Medivation, Inc.; Neuralstem, Inc.; Osiris Therapeutics, Inc.; and Sangamo Biosciences, Inc.

•	equity awards are inducements to remain with the company and to build future value.
     Other compensation elements and benefits. We offer all employees various health and welfare benefit plans. Our executive officers may participate in these on the same terms as other employees. We do not have a pension plan nor do we use non-qualified deferred compensation.2 We offer our U.S. employees (again, including executive officers on the same terms as others) a 401(k) defined contribution plan, and match employee contributions on a 1:2 basis (i.e., $1 contribution by the company for every $2 contribution made by the employee) up to a maximum of 3% of the employee’s salary, subject to legal limitations. At this time, our 401(k) match is made in the form of shares of common stock in the company. We offer our U.K. employees a tax preferred pension scheme, and match employee contributions on a 1:1 basis up to a maximum of 12% of the employee’s salary.
Compensation of Named Executive Officers
     Base salary compensation; target bonuses. We consider base salary to be a critical component of our executive officers’ overall compensation packages. We intend the salaries of our executive officers to reflect their actual responsibilities and job scope. We also endeavor to set base compensation levels so that their salaries are competitive with salaries paid by comparable companies to employees with similar experience, taking into account the cost of living in the San Francisco Bay Area. However, as of late, we have been paying heightened attention to continuing weakness in the global financial markets as well as the company’s need to carefully manage its cash resources. As a result, the last company-wide salary increase was in March 2007. Instead, we have made occasional adjustments to the salaries of certain employees to address perceived below market anomalies, address specific retention concerns or reward special contributions made to the company. As described below, we changed the base compensation paid to certain of our executive officers in both 2009 and 2010.
     In addition to base salary, each full-time employee of the company, including each of our named executive officers, is given a personal target bonus (calculated as a percentage of base salary), based upon factors such as seniority, job title and the existing targets of co-workers with comparable job responsibilities within the company. Bonuses at the company are discretionary and awarded by the Board in its sole discretion. But when bonuses are awarded, we use the personal target of each employee to calculate his or her bonus amount.
     With these various principles in mind, we recently took the following actions with respect to the base compensation and bonus targets of our executive officers.
     From March 2007 through 2008, we maintained the annual base salary of Mr. McGlynn at $385,000, plus a housing and transportation allowance. Effective January 2009, however, we eliminated Mr. McGlynn’s housing and transportation allowance of approximately $200,000 per year and increased Mr. McGlynn’s annual base salary by $140,000, from $385,000 to $525,000, and began providing him a car allowance in the amount of $10,000 per year. The net effect of these changes was a decrease in Mr. McGlynn’s base compensation of approximately 11% for 2009. There have been no changes to Mr. McGlynn’s base compensation since this time. Concurrent with these changes, we increased Mr. McGlynn’s target bonus from 40 percent to 55 percent of his base salary, beginning with the 2009 fiscal year, to reflect the Board’s view that Mr. McGlynn’s leadership is a major factor in the achievement of the company’s corporate goals and to further align his compensation to corporate success.
     From March 2007 through 2009, we maintained the annual base salary of Mr. Young at $275,000. In January 2010, however, we increased Mr. Young’s annual base salary to $325,000 in recognition of contributions made on behalf of the company and job scope. In January 2010, we also increased Mr. Young’s target bonus rate from 25% to 30% of his base salary, beginning with the 2010 fiscal year, to further align his compensation to corporate success. In February 2011, we increased Mr. Young’s target bonus rate from 30% to 40% of his base salary.
     Since March 2007, we have maintained the annual base salary of Dr. Tsukamoto at $300,000. In January 2010, however, we increased Dr. Tsukamoto’s target bonus from 25% to 30% of her base salary, beginning with the 2010 fiscal year, to further align her compensation to corporate success. In February 2011, we increased Dr. Tsukamoto’s target bonus rate from 30% to 40% of her base salary.
     Dr. Craig joined the company in September 2008, with an annual base salary of $275,000 and a target bonus rate of 25% of his base salary. In January 2010, however, we increased Dr. Craig’s target bonus from 25% to 30% of his base salary, beginning with the 2010 fiscal year, to further align his compensation to corporate success. In February 2011, we increased Dr. Craig’s target bonus rate from 30% to 40% of his base salary.
     Mr. Stratton joined the company in February 2007, with an annual base salary of $220,000 and a target bonus rate of 20% of his base salary. In February 2008, however, we increased Mr. Stratton’s annual base salary to $250,000 in recognition of contributions made on behalf of the company and because he had assumed additional responsibilities in early 2008. In January 2010, we increased Mr. Stratton’s annual base salary to $275,000 in recognition of contributions made on behalf of the company and job scope. In January 2010, we also increased Mr. Stratton’s target bonus rate from 20% to 30% of his base salary, beginning with the 2010 fiscal year, to further align his compensation to corporate success. In February 2011, we increased Mr. Stratton’s target bonus rate from 30% to 40% of his base salary.

[2]	Accordingly, we omit tables showing pension benefits and non-qualified deferred compensation.

     The base compensation and target bonus information presented above can be summarized as follows:

	Year Ended 12/31/08		Year Ended 12/31/09	Year Ended 12/31/10	As of 04/01/11
	Base Compensation/		Base Compensation/	Base Compensation/	Base Compensation/
	Target Bonus		Target Bonus	Target Bonus	Target Bonus
CEO	$585,000/40	%(1)	$525,000/55%	$525,000/55%	$525,000/55%
CFO	$275,000/25%		$275,000/25%	$325,000/30%	$325,000/40%
EVP, R&D	$300,000/25%		$300,000/25%	$300,000/30%	$300,000/40%
SVP, D&O	$275,000/25%		$275,000/25%	$275,000/30%	$275,000/40%
GC	$250,000/20%		$250,000/20%	$275,000/30%	$275,000/40%

(1)	Consisting of $385,000 base salary and approximately $200,000 in housing, transportation and insurance benefits, which were eliminated in January 2009 and which were not used to calculate Mr. McGlynn’s bonus for fiscal year 2008.
     Bonus compensation.
     We view periodic bonuses, whether paid in cash or equity, as an important element of compensation for several reasons. Bonuses help align individual employee efforts with overall corporate strategies and objectives. Bonuses also help us manage salary expense, while still allowing us to reward successes. By using discretionary bonuses as part of the compensation mix, we have greater flexibility in managing the timing and amounts of compensation.
     Over the past few years, we have awarded bonuses on an annual basis after considering, among other things, the company’s accomplishments against stated corporate goals adopted by the Board, the company’s financial position, the status of its development programs, clinical progress and corporate development activities, and general economic factors. This has necessarily involved a subjective assessment by the Compensation Committee of corporate performance and market conditions each year.
     The process of establishing our corporate goals over the past few years has been a lengthy one. For each fiscal year, our executive officers have presented the Compensation Committee of the Board with approximately five to ten proposed corporate goals, each often consisting of multiple sub-parts. Management has usually presented its recommended corporate goals to the Compensation Committee concurrent with our proposed corporate budgets for the following fiscal year. Goals have been designed to be challenging, so that one would not expect consistent achievement of all of them. Typically these goals have included some preclinical and clinical goals for our HuCNS-SC cell product candidate, financing and corporate development goals, goals related to advancement in cell manufacturing practices, and goals related to advancement of our Liver Program. While all these goals have been considered important, and we have used a cross-functional and balanced approach to setting them, we have typically prioritized our goals by assigning relative weightings to each of them, with all of them together adding up to 100%. However, by design, no one goal has ever accounted for a majority of the relative weightings.
     After receiving management’s recommended goals, members of the Compensation Committee typically review them with our executive officers and oftentimes provide suggestions for additional goals or changes to the recommended goals. After our executive officers and directors have completed this iterative process, which has often taken several weeks, the Compensation Committee adopts revised corporate goals consistent with the foregoing principles and recommends the updated corporate goals to the full Board for consideration and approval.
     Thereafter, during each fiscal year, our executive officers have used the Board-approved corporate goals as a management tool, for example to coordinate activities, motivate personnel and help prioritize the use of company resources. The executive officers have sometimes referred back to the corporate goals when providing business updates to the Board, similar to management’s reference back to an approved annual budget.
     Recently, at the end of each fiscal year, our Chief Executive Officer has presented the Compensation Committee with his assessments of corporate performance against the Board-approved corporate goals, together with a summary of any important factors that weighed in his assessments, which he has provided as context. Because our corporate goals have not been formulaic or quantitative in nature (we have not had a corporate goal tied to specific stock price, revenues or expenses, for example), our CEO’s assessments have been largely qualitative in nature. Along with these assessments, our CEO has provided a percentage score for each goal reflecting the degree to which each goal was or was not, in his judgment, achieved during the year.
     The Compensation Committee has usually considered these percentage scores as well as our Chief Executive Officer’s commentary about corporate performance and more general assessments of the state of our business when determining whether to award employees a company-wide corporate bonus in any given year, and if so how much of the available bonus pool to award. However, the Compensation Committee members have used their own judgment to determine the size of any bonus awards. Therefore, there has been no direct correlation between the aggregate percentage score given to any year’s corporate goals by our CEO and the ultimate bonus payout. In any given year, the Board may grant more than 100% of the bonus pool for the year. The Board may also grant less than 100% of the bonus pool even if all of the corporate goals have been achieved. While the Compensation Committee and the Board as a whole use the corporate goals as a measure of success, the amount of any bonus grant, as well as how and when it will be paid, is completely within the Board’s sole discretion.

     With these various principles in mind, we recently took the following actions with respect to corporate bonuses for 2010.
     In January 2011, as part of its annual year-end review of performance, the Compensation Committee (with input from the Chief Executive Officer and other Board members) considered, among other things, significant company performance accomplishments in 2010, the company’s successes measured against its 2010 corporate goals, the degree of difficulty in achieving these goals, as well as other events and circumstances that affected performance. The 2010 goals, as approved by our Board, consisted generally of the following: (i) progress in our CNS Program, including activities aimed at initiating clinical trials of our HuCNS-SC proprietary cell-based product in multiple therapeutic indications; (ii) progress in our Liver Program; (iii) successful fundraising efforts; (iv) successful corporate development activities; and (v) advancement of our scientific development programs.
     Highlights of the 2010 accomplishments taken into account by the Compensation Committee in determining the overall company performance included:
     Therapeutic Product Development
•	In February 2010, the first patient in a Phase I trial of our HuCNS-SC human neural stem cells in Pelizaeus-Merzbacher Disease (PMD) was enrolled and dosed at UCSF Benioff Children’s Hospital, marking the first time that neural stem cells have been transplanted as a potential treatment for a myelination disorder. In February 2011, the fourth and final patient in this trial was enrolled and transplanted with our HuCNS-SC cells. We expect to report results of this trial in early 2012.

•	In August 2010, we published new preclinical data demonstrating that our proprietary human neural stem cells restore lost motor function in mice with chronic spinal cord injury. This is the first published study to show that human neural stem cells can restore mobility even when administered at time points beyond the acute phase of trauma, suggesting the prospect of treating a much broader population of injured patients than previously demonstrated. The paper was published in the international peer-reviewed journal PLoS ONE.

•	In October 2010, we initiated a Phase Ib clinical trial of our HuCNS-SC cells in neuronal ceroid lipofuscinosis (NCL, also often referred to as Batten disease). The goal of the Phase Ib trial was to enroll six patients with less advanced stages of the disease than those who participated in our Phase I NCL trial. This Phase Ib trial was discontinued by the company in April 2011 for lack of enrollment.

•	In December 2010, we received authorization from Swissmedic, the Swiss regulatory agency, to initiate a Phase I/II clinical trial in Switzerland of our HuCNS-SC cells in chronic spinal cord injury. The trial is designed to assess both safety and preliminary efficacy in patients with varying degrees of paralysis who are three to 12 months post-injury, and will enroll patients in different cohorts based upon the severity of injury.
     Tools and Technologies Programs
•	In January 2010, we launched GS1-R™, the first commercially available cell culture medium to enable the derivation, maintenance and growth of true (germline competent) rat embryonic stem cells. GS1-R is expected to have significant utility in the creation of genetically engineered rat models of human disease for use in academic, medical and pharmaceutical research.

•	In February 2010, we launched GS2-M™, a new cell culture medium that enables the derivation and long-term maintenance of true mouse induced pluripotent stem (iPS) cells. GS2-M has been shown to increase the efficiency of reprogramming ‘pre-iPS’ cells to derive fully pluripotent stem cells, and to maintain mouse iPS cells in a pluripotent state in long-term culture.

•	In June 2010, published independent research demonstrated that our GS2-M cell culture media formulation enhances the pluripotency of human embryonic stem and induced pluripotent stem (iPS) cells. Our GS2-M medium has already been shown to enable the derivation and long-term maintenance of mouse iPS cells. With this new application of GS2-M, researchers may now be able to significantly advance human pluripotent stem cell research.

•	In October 2010, we launched NDiff® N2, a defined serum-free cell culture supplement that has demonstrated utility for the in vitro neural differentiation of mouse embryonic stem cells, and a range of other applications, including the derivation, maintenance and expansion of neural stem cells and the differentiation of human and mouse neural stem cells into functional neurons.

•	In December 2010, we launched STEM101™, STEM121™ and STEM123™, three new antibody reagents that significantly improve the visualization of human cells, including human stem cells and their progeny. These high potency antibody reagents, which expand the range of our SC Proven portfolio of research products, provide tools for the detection, tracking and characterization of human cells both in vitro and in vivo when transplanted into animal models of human diseases.

•	In January 2011, we launched STEM24™ and STEM133™, two new antibody reagents that have utility for the detection of a range of different human cell types.
     Intellectual Property and Licensing Activities
•	In March 2010, the United Kingdom (UK) Intellectual Property Office granted us patent number GB2451523 with broad claims covering true (germline competent) rat stem cells and genetically engineered rats derived from these cells. The patented technology is expected to have significant utility to academic and pharmaceutical industry researchers by enabling them to create novel rat models for the study of human diseases.

•	In August 2010, independent researchers used our technology to achieve the first genetically engineered rat derived from rat embryonic stem cells. This breakthrough work, published in the international peer-reviewed journal Nature, makes possible the types of genetic manipulations previously only possible in mice. Both mice and rats are used as animal models of human disease; however certain aspects of the rat’s physiology, behavior, and metabolism are closer to the human, making rats the preferred species for drug development and studying human disease.
     Financing and Other Business-related Activities
•	In June 2010, we raised gross proceeds of $6,055,000 through the sale of 7,000,000 shares of common stock to an institutional investor at a price of $0.865 per share. No warrants were issued in this transaction.

•	In October 2010, we were awarded cash grants totaling $978,000 for projects related to our CNS and Liver programs. These grants were certified under the federal government’s Qualifying Therapeutic Discovery Project (QTDP) program, which was created as part of the Patient Protection and Affordable Care Act of 2010. All four project applications submitted by us were approved, and we received the entire grant amounts in December 2010.

•	In January 2011, we raised gross proceeds of $10,000,000 through the sale of 10,000,000 shares of common stock to selected institutional investors at a price of $1.00 per share.
     Following this review, the Compensation Committee awarded a discretionary bonus equal to 90% of the available bonus pool, based upon the committee members’ assessments of market conditions, corporate risks, company successes in 2010, including the successful regulatory authorization for a spinal cord study of HuCNS-SC cells in Switzerland, historic employee compensation practices more generally, and our market comparables, among other things, including the committee member’s qualitative assessments of the Company’s performance in 2010 measured against its 2010 corporate goals. The bonuses were calculated using each employee’s annual base salary as of January 1, 2010, and paid in February 2011.
     Accordingly, in February 2011, the company paid Mr. McGlynn a 2010 bonus in the amount of $259,875, because on January 1, 2010 his base salary and target bonus were, respectively, $525,000 and 55%. The company paid Mr. Young a 2010 bonus in the amount of $87,750, because on January 1, 2010 his base salary and target bonus were, respectively, $325,000 and 30%, and the company paid Dr. Tsukamoto a 2010 bonus in the amount of $81,000, because on January 1, 2010 her base salary and target bonus were, respectively, $300,000 and 30%. The company also paid Dr. Craig and Mr. Stratton each a 2010 bonus in the amount of $74,250, because on January 1, 2010 their base salary and target bonus were, respectively, $275,000 and 30%.
     Equity Compensation — general practices. We believe that equity compensation awards are an important component of our overall compensation policy because equity compensation can provide strong inducement to remain with the company and to build future stockholder value. In order to achieve these objectives, we believe that equity compensation awards need to be structured to provide both meaningful value and a meaningful opportunity to realize that value. Accordingly, from time to time, we have considered several forms of equity compensation awards, including stock options, stock appreciation rights, restricted stock, and restricted stock units, because each of these have certain advantages and disadvantages relative to the others with respect to how they might reward effort and success and how they might help us retain high contributors.
     Generally speaking, over the years, we have used stock options as the most common equity compensation instrument. However, since 2006 we have granted our named executive officers a mixture of options, restricted stock units and stock appreciation rights, as described below, because we feel each of these forms of equity has unique and important features for employee retention and for incentivizing the executive officers to build a profitable and sustainable business. We have typically granted company-wide equity awards to full-time employees once every year or two. In addition, we have typically granted stock option awards to newly hired employees, effective as of their date of hire, and occasionally to existing employees upon their promotion. Both on-hire awards to non-executive officers and awards upon the promotion of current employees are usually made by either Mr. McGlynn, acting as the Board’s single-member committee, or by the Compensation Committee. Awards to executive officers are made by either the Compensation Committee or by the full Board. Company-wide awards have usually been made at either a regularly scheduled Board or Compensation Committee meeting.

     Unless otherwise specifically noted in the tables herein, all option awards:
•	to our employees, including our executive officers, are intended to be qualified incentive stock options (ISOs) to the fullest extent permitted by law;

•	have an exercise price set at the closing market price of our common stock on the grant date, or on an adjacent market trading date if the market on which we are listed (currently the Nasdaq Global Market) is not open on the grant date; and

•	vest over four years, with one-fourth of the shares included in any grant vesting on the first anniversary of the grant and the remainder vesting 1/48th per month thereafter, always provided that the grantee remains in the company’s employ on the vesting dates. These awards are time-vesting and do not depend on performance factors.
     With these various principles in mind, we recently took the following actions with respect to equity compensation.
     In early 2009, consistent with our practice of reviewing equity incentives on a periodic basis, we evaluated the equity awards held by the company’s employees in order to evaluate the retention value these past awards likely provided. We noted that a number of key employees continued to hold predominantly unexercisable options with a strike price more than 200% the company’s recent trading price. Furthermore, our review of market trends indicated that biotechnology companies with volatile trading prices were using restricted stock units with increasing regularity. We also continued to believe the retention benefit of equity compensation would be enhanced by awarding a mixture of both options and restricted stock units. The Compensation Committee therefore determined to award equity grants to the company’s employees, including those working for its U.K. subsidiaries and the company’s named executive officers. Specifically, in May 2009, after a review of the market and company-specific information described above, the Compensation Committee approved a company-wide award to employees of 1,046,400 restricted stock units and options to purchase up to 1,055,800 shares of common stock, in the aggregate. All of the restricted stock units awarded at this time have four-year vesting, with one-fourth vesting on each of the first four anniversaries following the grant date. All of the options awarded at this time will vest one-fourth on the first anniversary following the grant and then 1/48th each month thereafter, in keeping with the company’s standard practices. In this award, our named executive officers received, in the aggregate, 741,333 restricted stock units and options to purchase up to 278,000 shares of common stock. The Compensation Committee decided to defer the equity grant award to Dr. Craig, consisting of 93,333 restricted stock units and 35,000 options, until his one-year anniversary of hire in September 2009. The Compensation Committee also approved the grant of up to 750,000 stock options to employees working for our Stem Cell Sciences (UK) Ltd. and Stem Cell Sciences Holdings Limited subsidiaries, which we awarded in 2010 because of foreign tax considerations.
     In June 2010, after a review of the market and company-specific information described above, the Compensation Committee approved a company-wide award to employees of 1,900,000 restricted stock units and options to purchase up to 1,845,000 shares of common stock, in the aggregate. Of particular importance, the Compensation Committee noted that a majority of the stock options issued to employees had strike prices significantly below the current market price of the company’s stock and were therefore of limited retention value. All of the restricted stock units awarded at this time have four-year vesting, with one-fourth vesting on each of the first four anniversaries following the grant date, except for the restricted stock units granted to Mr. McGlynn and Dr. Tsukamoto, each of which has three-year vesting, with one-third vesting on each of the first three anniversaries following the grant date. All of the options awarded at this time will vest one-fourth on the first anniversary following the grant and then 1/48th each month thereafter, in keeping with the company’s standard practices. In this June 2010 grant, our named executive officers received, in the aggregate, 2,500,000 restricted stock units and options to purchase up to 2,650,000 shares of common stock. In September 2010, Mr. McGlynn voluntarily surrendered his rights and interests in 200,000 restricted stock units from this June 2010 grant in order to bring his grant into accordance with the provisions of the company’s equity incentive plan under which the grant was made.
     In January 2011, we awarded Mr. McGlynn 200,000 additional restricted stock units in recognition of his service and importance to the company’s long-term goals.
     The following table summarizes the restricted stock units awarded to our named executive officers in March 2008, May 2009, June 2010, and January 2011:

			Number of Restricted
			Stock Units Granted
Name & Principal Position	March 2008		May 2009		June 2010		January 2011
Martin McGlynn — President and CEO	412,500		234,667		1,200,000	(1)	200,000
Ann Tsukamoto, Ph.D. — Executive VP, Research & Development	206,250		93,333		700,000		—
Rodney Young — CFO	206,250		226,667		200,000		—
Stewart Craig, Ph.D. — SVP, Development & Operations	—	(2)	99,333	(3)	200,000		—
Ken Stratton, J.D. — General Counsel	82,500		93,333		200,000		—

(1)	Mr. McGlynn voluntarily surrendered 200,000 of these restricted stock units in September 2010.

(2)	Dr. Craig joined the company after the relevant grant date.

(3)	Granted on Dr. Craig’s one-year anniversary of employment, September 15, 2009.
     We may grant additional options, restricted stock units or other equity compensation to current employees, including our executive officers, in 2011.
Employment, Severance and Change-in-Control Agreements
     Employment agreements. Mr. McGlynn joined the company as our president and chief executive officer on January 15, 2001. Under the terms of an employment agreement between Mr. McGlynn and the company, dated January 2, 2001, as amended, Mr. McGlynn received an initial annual base salary of $275,000 per year, reviewable annually by the Board of Directors, and a bonus, in the Board’s sole discretion, of up to 25% of his base salary. Over time, however, we have increased Mr. McGlynn’s base salary and target bonus so that they are, respectively, $525,000 and 55% of his base salary. Pursuant to his January 2001 employment agreement, we granted Mr. McGlynn an option to purchase 400,000 shares of our common stock with an exercise price equal to the fair market value of the common stock on the initial date of his employment, one-fourth to vest on the first anniversary of his employment and the remaining three-fourths to vest in equal monthly installments during his second through fourth years of employment. These options remained unexercised and expired in 2011. The employment agreement also provided that the Board could, in its sole discretion, grant Mr. McGlynn a bonus option to purchase up to an additional 25,000 shares, which it did. These options also remained unexercised and expired in 2011. We also agreed to pay Mr. McGlynn a $50,000 relocation bonus and to reimburse him for relocation expenses, and have done so. Since January 2009, we have been paying Mr. McGlynn an annual car allowance of $10,000.
     Dr. Tsukamoto joined the company in November 1997 and has served as our executive vice president of research and development since September 2008. Under the terms of an employment agreement between Dr. Tsukamoto and the company, dated February 2, 1998, Dr. Tsukamoto received an annual base salary of $130,000 per year and a discretionary target bonus of up to 10% of her base salary. Over time, however, we have increased her base salary and target bonus so that they are, respectively, $300,000 and 40% of her base salary. Also pursuant to her employment agreement, we provide Dr. Tsukamoto with $750,000 of term life insurance on an annual basis during her employment.
     Mr. Young joined the company in September 2005 as our chief financial officer and vice president of finance. Under the terms of his agreement with the company, dated August 16, 2005, Mr. Young received an initial annual base salary of $250,000 per year, with a target bonus of up to 25% of his base salary. Over time, however, we have increased Mr. Young’s base salary and target bonus so that they are, respectively, $325,000 and 40% of his base salary. Pursuant to his August 2005 employment agreement, we granted Mr. Young an option to purchase 450,000 shares of our common stock. This option will vest over 48 months; with one-fourth of the shares vesting on the first anniversary of the date on which Mr. Young’s employment began and with the remaining shares vesting, subject to his continued employment by the company, at the rate of 1/48th per month on the last day of each month during the ensuing 36 months. In addition, the employment agreement provided for an option grant on the first anniversary of his employment to acquire an additional 25,000 shares of our common stock. The grant of 25,000 shares was duly made, and will vest in the same manner as his earlier option grant over 48 months, subject to Mr. Young’s continued employment by the company.
     Dr. Craig joined the company in September 2008 as our senior vice president of development and operations. Under the terms of his agreement with the company, dated July 24, 2008, Dr. Craig has received an annual base salary of $275,000 per year, with a target bonus of up to 25% of his base salary. Over time, however, we have increased Dr. Craig’s target bonus so that it is 40% of his base salary. Pursuant to Dr. Craig’s July 2008 employment agreement, we granted him an option to purchase 200,000 shares of our common stock. This option will vest over 48 months, with one-fourth of the shares vesting on the first anniversary of the date on which Dr. Craig’s employment began and with the remaining shares vesting, subject to his continued employment by the company, at the rate of 1/48th per month on the last day of each month during the ensuing 36 months.
     Mr. Stratton joined the company in February 2007 as our general counsel. Under the terms of his agreement with the company, dated February 2, 2007, Mr. Stratton initially received an annual base salary of $220,000 per year, with a target bonus of up to 20% of his base salary. Over time, however, we have increased Mr. Stratton’s base salary and target bonus so that they are, respectively, $275,000 and 40% of his base salary. Pursuant to Mr. Stratton’s February 2007 employment agreement, we granted him an option to purchase 150,000 shares of our common stock. This option will vest over 48 months, with one-fourth of the shares vesting on the first anniversary of the date on which Mr. Stratton’s employment began and with the remaining shares vesting, subject to his continued employment by the company, at the rate of 1/48th per month on the last day of each month during the ensuing 36 months.
     Severance arrangements. Each of our executive officers has entered into a severance agreement with the company under which he or she would receive payments upon termination of his or her employment by us without cause34 or consequent to a change of control or, in the case of Mr. McGlynn, by virtue of disability.
     In the case of Mr. McGlynn, upon termination without cause, we would continue to pay his salary and provide benefits for one year, at the base wage rate then in effect. If the termination of Mr. McGlynn’s employment were associated with a change of control, the company would pay (in a lump sum) (i) two years of his salary and the reasonably projected cost of healthcare benefits, (ii) a bonus with respect to the termination year at 25% of the base salary, pro-rated for the portion of the year served, and (iii) a tax gross up for his continued healthcare benefits. In addition, all unvested stock options would vest and all stock options would be exercisable for two years after termination. If Mr. McGlynn’s employment were terminated on account of disability, we would continue to pay his salary for up to six months (or until he obtained other employment or became eligible for disability income under a company plan, if sooner).
     In the case of Dr. Tsukamoto, upon involuntary termination without cause whether or not associated with a change of control, we would continue to pay Dr. Tsukamoto’s salary and provide benefits for twelve months, at the rate then in effect. Dr. Tsukamoto’s agreement provides that if the termination were associated with a change of control, any unvested options granted pursuant to the company’s 1992

[3]	Or termination by the executive officer for good reason, as defined in their respective agreements.

Equity Incentive Plan would vest upon termination; however, none of these options are still outstanding.
     In the case of Mr. Young, upon involuntary termination without cause, we would continue to pay his salary and provide benefits for six months, at the rate then in effect. If the termination were associated with a change of control, we would continue to pay Mr. Young’s salary and provide benefits (including his share of COBRA, grossing up for the tax effects, if any) for twelve months; in this event, any unvested options and any other stock awards held by him would vest upon termination.
     In the case of Dr. Craig, upon involuntary termination without cause, whether or not associated with a change of control, we would continue to pay his salary and provide benefits for six months, at the rate then in effect.
     In the case of Mr. Stratton, upon involuntary termination without cause, we would continue to pay his salary and provide benefits for six months, at the rate then in effect. If the termination were associated with a change of control, we would continue to pay Mr. Stratton’s salary and provide benefits for twelve months; in this event, any unvested options and any other stock awards held by him would vest upon termination.
     If we terminate the employment of any executive officer for cause, or if the officer resigns without good cause, he or she would not be entitled to any severance or other benefits.
Potential Payments Upon Termination or Change-in-Control
     The following table displays the value of what the executive officers would have received from us had their employment been terminated on December 31, 2010:

					Accelerated Vesting of
					Options and Restricted
Officer	Salary	Bonus	Health		Stock Units*		Total
Martin McGlynn
Terminated without cause	$525,000	—	$24,835		—		$549,835
Terminated, change of control	$1,050,000	$131,250	$91,556	(1)			$1,272,806
Disability(2)	$262,500	—	—		—		$262,500
Ann Tsukamoto, Ph.D.
Terminated without cause	$300,000	—	$14,301		—		$314,301
Terminated, change of control	$300,000	—	$14,301		$1,119,750	(3)	$1,434,051
Rodney Young
Terminated without cause	$162,500	—	$7,879		—		$170,379
Terminated, change of control	$325,000	—	$15,758		$688,750	(3)	$1,009,308
Stewart Craig, Ph.D.
Terminated without cause	$137,500	—	$9,006		—		$146,506
Terminated, change of control	$137,500	—	$9,006		$322,800	(3)	$469,306
Ken Stratton, J.D.
Terminated without cause	$137,500	—	$8,224		—		$145,724
Terminated, change of control	$275,000	—	$16,448		$408,900	(3)	$700,348

*	Value shown represents the difference between the closing market price of our stock on December 31, 2010 of $1.08 per share and the applicable exercise price of each grant.

(1)	Includes tax gross-up on 2 years of healthcare costs.

(2)	Payments stop before 6 months if individual obtains other full-time employment or qualifies for payments under any disability income plan provided by the company.

(3)	All unvested options and restricted stock units issued under the applicable equity incentive plans vest upon a change of control under the terms of those plans.

Compensation Committee and Stock Option Report
     The Compensation and Stock Option Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of SEC Regulation S-K with management. Based on this review and these discussions, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the company’s annual report on Form 10-K for the fiscal year ended December 31, 2010.

COMPENSATION AND STOCK OPTION COMMITTEE John Schwartz, Ph.D., Chairman Eric Bjerkholt Ricardo Levy, Ph.D.
Notwithstanding anything to the contrary set forth in any of our previous filings under the Securities Act of 1933, as amended, or the Exchange Act that incorporate future filings, in whole or in part, the foregoing Compensation and Stock Option Committee Report shall not be incorporated by reference into any such filings.

Executive Officer Compensation Tables
     The following tables set forth information with respect to the compensation of our executive officers for the fiscal years ended December 31, 2010, 2009 and 2008.
Summary Compensation Table

				Stock	Option	All Other
		Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)(1)	$(2)	($)(3)	($)(3)	$(4)	$
Martin McGlynn	2010	525,000	259,875	1,050,000	260,970	43,467	2,139,312
President and CEO	2009	540,885	202,125	410,667	132,079	38,626	1,324,382
	2008	385,000	77,000	519,750	—	229,221	1,210,971

Ann Tsukamoto, Ph.D.	2010	300,000	81,000	714,000	169,020	24,627	1,288,647
EVP, Research	2009	311,538	52,500	163,333	52,532	22,338	602,241
and Development	2008	300,000	37,500	259,875	—	21,591	618,966

Rodney Young	2010	325,192	87,750	204,000	42,255	24,333	683,530
CFO and VP,	2009	285,577	48,125	396,667	127,577	24,435	882,381
Finance and Administration	2008	275,000	34,375	259,875	—	21,765	591,015

Stewart Craig, Ph.D.	2010	275,000	74,250	204,000	84,510	26,736	664,496
Senior VP, Development and Operations	2009	285,577	48,125	159,599	50,712	23,629	567,642
	2008	74,038	10,077	—	186,460	5,187	275,762

Ken Stratton, J.D	2010	275,096	74,250	204,000	42,255	25,713	621,314
General Counsel	2009	259,615	35,000	163,333	52,532	25,166	535,646
	2008	244,962	47,000	103,950	—	22,794	418,706

(1)	We pay salaries on a bi-weekly basis. There were 27 pay periods in 2010.

(2)	Each employee’s target bonus is based on his or her salary as of January 1 of the year to which it applies. For 2010, the Board awarded 90% of the target bonus for all company employees. For further description of the non-equity incentive plan see the discussion in our “Compensation Discussion and Analysis” and “Compensation of Named Executive Officers,” above.

(3)	Amounts shown represent the full grant date value of the option awards granted in each year as computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 10, “Stock-Based Compensation” in our Form 10-K for the period ended December 31, 2010, filed with the SEC on March 11, 2011.

(4)	The amounts shown in the “All Other Compensation” column for 2010 include the following:

	Employer Match on		Employee Health and
	Defined Contribution	Transportation	Welfare Benefit		Total All Other
Name and Principal Position	Plans ($)(a)	Allowance($)	Plans($)(b)		Compensation
Martin McGlynn President and CEO	7,350	10,000	26,117		43,467

Ann Tsukamoto, Ph.D EVP, Research and Development	7,350	—	17,277	(c)	24,627

Rodney Young CFO and VP, Finance and Administration	7,350	—	16,973		24,323

Stewart Craig, Ph.D. Senior VP, Development and Operations	7,350	—	19,386		26,736

Ken Stratton, J.D. General Counsel	7,350	—	18,363		25,713

(a)	Under a 401(k) plan, which is open to substantially all of our employees, we make matching contributions in the form of company stock based on each participant’s voluntary salary deferrals, subject to plan and legal limits. We match participant contributions on a 1:2 basis up to a maximum of 3% of the employee’s salary. Shares of the company’s common stock is valued and transferred to the employee’s 401(k) account at the end of calendar each quarter.

(b)	We offer all employees various health and welfare benefit plans. Our executive officers may participate in these on the same terms as other employees.

(c)	Includes life insurance benefit of $1,180.

Grants of Plan-Based Awards
     The following table shows grants of plan-based equity awards made to our named executive officers during the fiscal year ended December 31, 2010:

		All Other		All Other
		Stock		Option	Exercise
		Awards:		Awards:	or Base
		Number of		Number of	Price of	Grant Date
		Shares of		Securities	Option	Fair Value
		Stock or		Underlying	Awards	of Option
Name & Principal Position	Grant Date	Units #(1)		Options #(2)	($/share)	Awards ($)
Martin McGlynn —	6/25/10	1,000,000	(3)		—	$1,050,000
President and CEO	6/25/10			300,000	$1.05	$260,970

Ann Tsukamoto, Ph.D. —	6/1/10	700,000			—	$714,000
EVP, Research and Development	6/1/10			200,000	$1.02	$169,020

Rodney Young —	6/1/10	200,000			—	$204,000
CFO and VP, Finance and Administration	6/1/10			50,000	$1.02	$42,255

Stewart Craig, Ph.D. —	6/1/10	200,000			—	$204,000
Senior VP, Development and Operations	6/1/10			100,000	$1.02	$84,510

Ken Stratton, J.D. —	6/1/10	200,000			—	$204,000
General Counsel	6/1/10			50,000	$1.02	$42,255

(1)	Restricted stock units granted in 2010 to our named executive officers were made pursuant to our 2006 equity incentive plan. The restricted stock units granted to Mr. McGlynn and Dr. Tsukamoto vest over a three-year period from the date of grant: one-third of the award will vest on each grant date anniversary over the following three years. The restricted stock units granted to the other named executive officers vest over a four-year period from the date of grant: one-fourth of the award will vest on each grant date anniversary over the following four years.

(2)	The options granted in 2010 to our named executive officers were made pursuant to our 2006 equity incentive plan. Generally, stock options granted to employees have a maximum term of 10 years, and vest over a four year period from the date of grant: 25% vest at the end of the first year, and 75% vest monthly in equal increments over the remaining three years. We may grant options with different vesting terms from time to time. However, the options granted in 2010 to our named executive officer have our standard vesting terms. Unless an employee’s termination of service is due to retirement, disability or death, upon termination of service, any unexercised vested options will be forfeited at the end of three months or the expiration of the option, whichever is earlier.

(3)	Mr. McGlynn received a grant of 1,200,000 restricted stock units on June 25, 2010; however, in accordance with the company’s equity compensation policies, Mr. McGlynn voluntarily surrendered 200,000 of these restricted stock units on September 21, 2010.

Outstanding Equity Awards at Fiscal 2010 Year-End
     The following tables show equity awards held by our named executive officers as of December 31, 2010:

	Option Awards
		Number of	Number of
		Securities	Securities
		Underlying	Underlying
		Unexercised	Unexercised	Option
	Option	Options	Options	Exercise	Option
	Grant	(#)	(#)	Price	Expiration
Name	Date	Exercisable(1)	Unexercisable(1)	($/sh)(1)	Date
Martin McGlynn	1/15/2001	400,000	—	$2.88	1/15/2011
President and CEO	10/2/2001	75,000	—	$2.09	10/2/2011
	2/12/2002	25,000	—	$2.96	2/12/2012
	5/2/2002	25,000	—	$2.01	5/2/2012
	9/2/2004	350,000	—	$1.53	9/2/2014
	7/21/2006	672,665	—	$2.00	7/21/2016
	8/23/2007	375,000	75,000	$2.21	8/23/2017
	5/15/2009	34,833	53,167	$1.75	5/15/2019
	6/25/2010	—	300,000	$1.05	6/25/2020
Ann Tsukamoto, Ph.D.	6/26/2001(2)	12,000	—	$3.10	6/26/2011
EVP, Research and Development	10/22/2001	30,000	—	$2.62	10/22/2011
	10/7/2002	60.000	—	$0.61	10/7/2012
	9/3/2004	225,000	—	$1.53	9/3/2014
	7/21/2006	184,976	—	$2.00	7/21/2016
	8/23/2007	125,000	25,000	$2.21	8/23/2017
	5/15/2009	13,854	21,146	$1.75	5/15/2019
	6/1/2010	—	200,000	$1.02	6/1/2020
Rodney Young	9/6/2005	450,000	—	$5.43	9/6/2015
CFO and VP, Finance and Administration	7/21/2006	80,000	—	$2.00	7/21/2016
	9/6/2006	25,000	—	$2.28	9/6/2016
	8/23/2007	125,000	25,000	$2.21	8/23/2017
	5/15/2009	33,645	51,355	$1.75	5/15/2019
	6/1/2010	—	50,000	$1.02	6/1/2020
Stewart Craig, Ph.D.	09/15/2008	112,500	87,500	$1.12	9/15/2018
Senior VP, Development and Operations	9/15/2009	24,063	10,937	$1.71	9/15/2019
	6/1/2010	—	100,000	$1.02	6/1/2020
Ken Stratton, J.D.	02/28/2007	143,750	6,250	$2.62	02/28/2017
General Counsel	5/15/2009	13,854	21,146	$1.75	5/15/2019
	6/1/2010	—	50,000	$1.02	6/1/2020

		Stock Awards
		Number of	Market Value of
		Securities Underlying	Securities of
		Restricted Stock	Restricted Stock
		Units	Units
	Date of	That Have Not	That Have Not
Name	Award	Vested (3) #	Vested (4) $
Martin McGlynn	3/10/2008	75,000	$81,000
President and CEO	5/15/2009	176,001	$190,081
	6/25/2010	1,000,000	$1080,000

Ann Tsukamoto, Ph.D.	3/10/2008	68,750	$74,250
EVP, Research and Development	5/15/2009	70,000	$75,600
	6/1/2010	700,000	$756,000

Rodney Young	3/10/2008	68,750	$74,250
CFO and VP, Finance and Administration	5/15/2009	170,001	$183,601
	6/1/2010	200,000	$216,000

Stewart Craig, Ph.D.	9/15/2009	70,000	$75,600
Senior VP, Development and Operations	6/1/2010	200,000	$216,000

Ken Stratton, J.D.	3/10/2008	27,500	$29,700
General Counsel	5/15/2009	70,000	$75,600
	6/1/2010	200,000	$216,000

(1)	Unless otherwise noted, options are granted at the close of market price on the grant date (or on an adjacent market trading day if the Nasdaq Global Market is closed on the grant date). They vest over a period of four years as follows: one-fourth of the option vests on the first anniversary of the grant date and 1/48th of the original grant vests each additional month of service.

(2)	This was one of eight non-qualified, performance-based options granted by the Compensation Committee on June 26, 2001 to employees who had been given year-long goals in January 2001. The exercise price was set at $3.10, which the committee determined to be approximately equal to the average market price during January 2001. The grants vested on December 31, 2001 to the extent that the individual goals had been achieved by the respective employees. It was determined that 12,000 of the 12,500 shares originally covered by the option issued to Dr. Tsukamoto had been earned, and the remaining 500 shares were cancelled. In accordance with APB 25, the company recorded $19,375 of compensation expense in 2001 in respect of this award.

(3)	Restricted stock units granted under our 2006 Equity Incentive Plan. These restricted stock units vest ratably over a three to four-year period on each grant date anniversary.

(4)	Based on the per share closing market price of $1.08 for our common stock on December 31, 2010.
2010 OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
	Number of		Number of Shares
	Shares Acquired	Value Realized	Acquired on		Value Realized
Name	on Exercise (#)	on Exercise ($)	Vesting (#)		on Vesting ($) (1)
Martin McGlynn President and CEO	—	—	196,166	(2)	231,696

Ann Tsukamoto, Ph.D EVP, Research and Development	—	—	92,083	(3)	109,308

Rodney Young CFO and VP, Finance and Administration	—	—	125,416	(4)	145,641

Stewart Craig, Ph.D. Senior VP, Development and Operations	—	—	23,333	(5)	18,666

Ken Stratton, J.D. General Counsel	—	—	50,833	(6)	58,983

(1)	Calculated as the aggregate market value on the date of vesting of the shares with respect to which restrictions lapsed during 2010 (calculated before payment of any applicable withholding or other income taxes).

(2)	Mr. McGlynn was granted: (i) 412,500 restricted stock units on March 10, 2008, 137,500 of which vested on March 10, 2010, when the market price of our common stock per share was $1.22; and (ii) 234,667 restricted stock units on May 15, 2009, 58,666 of which vested on May 15, 2010, when the market price per share of our common stock was $1.09.

(3)	Dr. Tsukamoto was granted: (i) 206,250 restricted stock units on March 10, 2008, 68,750 of which vested on March 10, 2010, when the market price per share of our common stock was $1.22; and (ii) 93,333 restricted stock units on May 15, 2009, 23,333 of which vested on May 15, 2010, when the market price per share of our common stock was $1.09.

(4)	Mr. Young was granted: (i) 206,250 restricted stock units on March 10, 2008, 68,750 of which vested on March 10, 2010, when the market price per share of our common stock was $1.22; and (ii) 226,667 restricted stock units on May 15, 2009, 56,666 of which vested on May 15, 2010, when the market price per share of our common stock was $1.09.

(5)	Mr. Craig was granted 93,333 restricted stock units on September 15, 2009, 23,333 of which vested on September 15, 2010, when the market price per share of our common stock was $0.80.

(6)	Mr. Stratton was granted: (i) 82,500 restricted stock units on March 10, 2008, 27,500 of which vested on March 10, 2010, when the market price per share of our common stock was $1.22; and (ii) 93,333 restricted stock units on May 15, 2009, 23,333 of which vested on May 15, 2010, when the market price per share of our common stock was $1.09.

Director Compensation
     Cash Compensation. Prior to December 2009, non-employee directors received quarterly retainers for Board service in the amount of $4,500 ($8,750 for the Chairman of the Board). Each of the chairs of the standing committees also received quarterly stipends of either $1,000 (Audit Committee) or $500 (Compensation and Corporate Governance Committees). Non-employee directors also received $1,500 for each board meeting attended in person or by videoconference and $1,000 for each standing committee meeting attended in person or by videoconference, plus $500 for each board or committee meeting attended by phone. The non-employee directors serving on the Strategic Transactions Committee received $1,200 per meeting attended in person or by videoconference, plus $500 for each meeting attended by phone, but the chair of the Strategic Transactions Committee did not receive a quarterly stipend. All dollar amounts were paid in cash.
     In early 2009, however, management began a review of our director compensation practices. We wanted to assess whether we were being responsive to market dynamics, as we had not adjusted director compensation for almost five years. We obtained and reviewed, among other things, the 2009 Radford Board of Directors Compensation Analysis — Level 2, Life Sciences Edition, which provided us with a broad survey of director compensation paid by publicly traded life science companies in the United States. We also benchmarked our compensation practices against compensation information from other publicly traded companies in the stem cell field.4 From this information, we determined that the median (i.e., 50th percentile) cash compensation paid by comparable companies tended to be approximately 40% higher than that paid by the company and that the average initial equity grants awarded by comparable companies tended to be approximately 25% higher.
     Therefore, in both June and December 2009, management presented to the Board a series of recommendations to change both the cash and equity compensation paid to our non-employee directors. The Board considered in particular the market comparables collected by management. In recognition of the fact that the company’s director compensation fell significantly below the average compensation paid by market comparables, the Board approved the recommended changes to the cash-based and equity compensation paid to the company’s non-employee directors.
     Since December 2009, non-employee directors have received quarterly retainers for Board service in the amount of $6,250 ($12,500 for the Chairman of the Board). The chairs of the standing committees have received quarterly stipends of either $2,500 (Audit Committee) or $1,250 (Compensation Committee, Corporate Governance Committee and, since it became a standing committee in June 2010, the Strategic Transactions Committee). Non-employee directors have also received $2,000 for each board meeting attended in person or by videoconference and $1,000 for each board meeting attended by phone, as well as $1,000 for each standing committee meeting attended in person or by videoconference and $500 for each committee meeting attended by phone. All these dollar amounts have been paid in cash, and we expect that this will remain the case for the foreseeable future. However, in March 2011, the Board unanimously approved a sub-plan under our 2006 Amended and Restated Equity Incentive Plan, permitting directors to elect to receive all or a portion of their board fees in the form of company common stock.
     Directors are reimbursed for their expenses in attending meetings of the Board and meetings of committees of the Board.
     Equity Compensation. Prior to June 2009, non-employee directors received an initial option to purchase 20,000 shares upon appointment to the Board, with one-third of these option shares vesting on each of the first three anniversaries following the grant. Following appointment, each non-employee director received an option to purchase 10,000 shares upon each anniversary of his or her appointment, vesting one year after issuance, with each exercisable at the fair market value of the stock on the date of the respective grant.
     In June 2009, however, the Board adopted management’s recommendation to award non-employee directors with annual equity grants paid in restricted stock units rather than common stock options. The Board’s decision to change the annual grants followed several months of deliberation by the company’s management and Compensation Committee, which considered among other things equity compensation practices at various comparable companies, as described above, outside reports, the company’s trading history, and market trends, such as the growing use of restricted stock units as director compensation by comparable companies. Each of the annual grants from June 2009 until June 2010 was for 10,000 restricted stock units, vesting on the first anniversary of the grant.
     Then, in December 2009 and June 2010, the Board approved further changes proposed by management to the equity compensation practices for non-employee directors. Among other changes, the Board approved management’s recommendation to award newly appointed directors an initial grant of restricted stock units rather than options. Presently, newly appointed non-employee directors will receive an initial grant upon their first appointment to the Board of 150,000 restricted stock units, with one third of this grant vesting on each of the three anniversaries following the grant. Thereafter, each non-employee director, other than the Chairman of the Board, is to receive an annual grant on each anniversary of his or her appointment to the Board in the form of 10,000 restricted stock units, vesting on the first anniversary of the grant. In addition, the Board determined that the Chairman of the Board is to receive an annual grant of 15,000 restricted stock units, vesting on the first anniversary of the grant. Each of the annual grants since June 2010 has been for 10,000 restricted stock units (15,000 for the Chairman), vesting on the first anniversary of the grant.

[4]	In 2009 we collected director compensation information from the recent SEC filings of Aastrom Biosciences, Inc.; Athersys, Inc.; Cytori Therapeutics, Inc.; Geron Corporation; Neuralstem, Inc.; and Osiris Therapeutics, Inc.

Director Compensation Table
     The following table summarizes cash-based and equity compensation information for our non-employee directors, including annual Board and committee retainer fees and meeting attendance fees, for the year ended December 31, 2010:

	Fees Earned
	or Paid		Stock		All Other
	in Cash		Awards		Compensation		Total
Name	($)		($)(1)		($)		($)
Eric Bjerkholt	51,500	(2)	11,800	(3)	—		63,300
R. Scott Greer	27,000	(4)	151,500	(5)			178,500
Ricardo Levy, Ph.D.	48,000	(6)	7,700	(7)	—		55,700
Roger Perlmutter, M.D., Ph.D.	33,000	(8)	10,700	(9)	—		43,700
John Schwartz, Ph.D.	73,000	(10)	17,550	(11)	—		90,550
Irving Weissman, M.D.	35,000	(12)	8,100	(13)	50,000	(14)	93,100

(1)	The amounts shown in this column represent the full grant date fair value of restricted stock unit grants in 2010 as computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 10, “Stock-Based Compensation” in our Form 10-K for the period ended December 31, 2010, filed with the SEC on March 11, 2011.

(2)	Includes an annual retainer of $25,000, a fee for Mr. Bjerkholt’s role on the Audit Committee of $10,000, and additional fees of $16,500 for Board and committee meetings attended. Also includes $13,750 earned in 2010 but paid in 2011.

(3)	Mr. Bjerkholt was granted 10,000 restricted stock units on March 1, 2010, vesting on the one year anniversary of the grant. As of December 31, 2010, he had stock options and restricted stock units outstanding for the purchase of 80,000 shares of common stock, in the aggregate.

(4)	Includes an annual retainer of $25,000, a fee for Mr. Greer’s role on the Strategic Transactions Committee of $5,000, and additional fees of $9,500 for Board and committee meetings attended. Also includes $11,000 earned in 2010 but paid in 2011.

(5)	Mr. Greer was granted 150,000 restricted stock units on June 3, 2010, with one third vesting on each of the three anniversaries after the grant. As of December 31, 2010, he did not have any options outstanding for the purchase of common stock.

(6)	Includes an annual retainer of $25,000, a fee for Dr. Levy’s role on the Corporate Governance Committee of $5,000, and additional fees of $18,000 for Board and committee meetings attended. Also includes $12,500 earned in 2010 but paid in 2011.

(7)	Dr. Levy was granted 10,000 restricted stock units on September 26, 2010, vesting on the one year anniversary of the grant. As of December 31, 2010, Dr. Levy had stock options and restricted stock units outstanding for the purchase of 142,165 shares of common stock, in the aggregate.

(8)	Includes an annual retainer of $25,000, and additional fees of $8,000 for Board and committee meetings attended. Also includes $9,250 earned in 2010 but paid in 2011.

(9)	Dr. Perlmutter was granted an 10,000 restricted stock units on December 14, 2010, vesting on the one year anniversary of the grant. As of December 31, 2010, Dr. Perlmutter had stock options and restricted stock units outstanding for the purchase of 163,503 shares of common stock, in the aggregate.

(10)	Includes an annual retainer of $50,000, a fee for Dr. Schwartz’s role on the Compensation Committee of $5,000, and additional fees of $18,000 for Board and committee meetings attended. Also includes $17,750 earned in 2010 but paid in 2011.

(11)	Dr. Schwartz was granted 15,000 restricted stock units on April 18, 2010, vesting on the one year anniversary of the grant. As of December 31, 2010, Dr. Schwartz had stock options and restricted stock units outstanding for the purchase of 148,000 shares of common stock, in the aggregate.

(12)	Includes an annual retainer of $25,000 and additional fees of $10,000 for Board and committee meetings attended. Also includes $9,250 earned in 2010 but paid in 2011.

(13)	Dr. Weissman was granted 10,000 restricted stock units on October 1, 2010, vesting on the one year anniversary of the grant. As of December 31, 2010, Dr. Weissman had stock options and restricted stock units outstanding for the purchase of 216,827 shares of common stock, in the aggregate.

(14)	Dr. Weissman receives $50,000 per year for his services as a consultant and as the chairman of our Scientific Advisory Board.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table shows the number of shares of our common stock beneficially owned, as of April 1, 2011, by (i) each of our directors, (ii) each of our named executive officers, (iii) all of our directors and executive officers as a group, and (iv) all of those known by us to be a beneficial owner of more than 5% of the company’s common stock. To our knowledge, there are no beneficial owners of more than 5% of our common stock other than BlackRock Inc. In general, “beneficial ownership” refers to shares that an individual or entity has the power to vote or dispose of, and any rights to acquire common stock that are currently exercisable or will become exercisable within 60 days of April 1, 2011. Unless otherwise indicated, we believe that each person named below, based on information furnished by such owners, holds sole investment and voting power with respect to such shares, subject to community property laws where applicable. We calculated percentage ownership in accordance with the rules of the SEC. The percentage of common stock beneficially owned is based on 137,743,512 shares outstanding as of April 1, 2011. In addition shares issuable pursuant to options, restricted stock units or other convertible securities that may be acquired within 60 days of April 1, 2011 are deemed to be issued and outstanding and have been treated as outstanding in calculating and determining the beneficial ownership and percentage ownership of those persons possessing those securities, but not for any other individuals.

	Amount and
	Nature of	Percentage of
	of Beneficial	Class Beneficially
Name and Address of Beneficial Owner*	Ownership	Owned
Directors and Named Executive Officers
Eric Bjerkholt(1)	80,000	*	*
Stewart Craig(2)	176,766	*	*
R. Scott Greer(3)	50,000	*	*
Ricardo Levy(4)	122,165	*	*
Martin McGlynn(5)	1,924,616	1.36%
Roger Perlmutter(6)	149,724	*	*
John Schwartz(7)	100,000	*	*
Ken Stratton(8)	230,590	*	*
Ann Tsukamoto(9)	851,524	*	*
Irving Weissman(10)	729,819	*	*
Rodney Young(11)	881,305	*	*
All directors and executive officers as a group	5,296,509	3.73%
5% Stockholders
BlackRock Inc.(12)	7,244,754	5.11%

*	The address of all directors and executive officers listed in the table is c/o StemCells, Inc., 3155 Porter Drive, Palo Alto, California 94304.

**	Less than one percent.

(1)	Includes 70,000 shares issuable upon exercise of stock options exercisable within 60 days.

(2)	Includes 83,333 shares issuable upon exercise of stock options exercisable within 60 days. Includes 8,330 shares included in Dr. Craig’s 401(k) plan.

(3)	Includes 50,000 shares purchased by Mr. Greer.

(4)	Includes 122,165 shares issuable upon exercise of stock options exercisable within 60 days.

(5)	Includes 1,909,677 shares issuable upon exercise of 1,851,011 stock options and 58,666 restricted stock units, exercisable or vesting within 60 days. Includes 41,941 shares included in Mr. McGlynn’s 401(k) plan.

(6)	Includes 143,503 shares issuable upon exercise of stock options exercisable within 60 days.

(7)	Includes 133,000 shares issuable upon exercise of stock options exercisable within 60 days.

(8)	Includes 153,957 shares issuable upon exercise of 130,624 stock options and 23,333 restricted stock units, exercisable or vesting within 60 days. Includes 10,181 shares included in Mr. Stratton’s 401(k) plan.

(9)	Includes 639,475 shares issuable upon exercise of 616,142 stock options and 23,333 restricted stock units, exercisable or vesting within 60 days. Includes 44,836 shares included in Dr. Tsukamoto’s 401(k) plan. Includes a total of 22,834 shares held in trusts for the benefit of Dr. Tsukamoto and her family members, including 4,000 shares owned by Dr. Tsukamoto’s parents as to which she disclaims beneficial ownership.

(10)	Includes 220,292 shares issuable upon exercise of stock options exercisable within 60 days. Includes 14,511 shares held in trust for Dr. Weissman’s children as to which he disclaims beneficial ownership.

(11)	Includes 730,622 shares issuable upon exercise of 673,956 stock options and 56,666 restricted stock units, exercisable or vesting within 60 days. Includes 12,911 shares included in Mr. Young’s 401(k) plan.

(12)	According to a Schedule 13G filed on January 29, 2011 and subsequently amended on February 8, 2011, filed by BlackRock, Inc., BlackRock may be deemed to beneficially own all shares listed in the table, and has sole dispositive and voting power with respect to all shares listed in the table. The address of the principal place of business of BlackRock is 40 East 52nd Street, New York, NY 10022.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     Related parties can include any of our directors or executive officers, certain of our stockholders and their immediate family members. Each year, we prepare and require our directors and executive officers to complete Director and Officer Questionnaires identifying any transactions with us in which the officer or director or their family members have an interest. This helps us identify potential conflicts of interest. A conflict of interest occurs when an individual’s private interest interferes, or appears to interfere, in any way with the interests of the company as a whole. Our code of ethics requires all directors, officers and employees who may have a potential or apparent conflict of interest to immediately notify our general counsel, who serves as our compliance officer. In addition, the Corporate Governance Committee of the Board of Directors is responsible for considering and reporting to the Board any questions of possible conflicts of interest of Board members. Our code of ethics further requires pre-clearance before any employee, officer or director engages in any personal or business activity that may raise concerns about conflict, potential conflict or apparent conflict of interest. Copies of our code of ethics and the Corporate Governance Committee charter are posted on the corporate governance section of our website at www.stemcellsinc.com.
     In evaluating related party transactions and potential conflicts of interest, our compliance officer and independent directors apply the same standards of good faith and fiduciary duty they apply to their general responsibilities. They will approve a related party transaction only when, in their good faith judgment, the transaction is in the best interest of the company.
     Dr. Weissman, a member of the Board of Directors, was retained in September 1997 to serve as a consultant to us. Pursuant to his consulting agreement, Dr. Weissman provides consulting services to us and serves on our Scientific Advisory Board. In return, we pay Dr. Weissman $50,000 per year for his services. We also agreed to nominate Dr. Weissman for a position on the Board of Directors, and he agreed to serve if elected. Since October 1, 2000, he has been compensated for this service in the same manner and amount as other non-employee members of the Board. The consulting agreement with Dr. Weissman contains confidentiality, non-competition, and assignment of invention provisions and is for a term of fifteen years, subject to earlier termination by either party.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit and Tax Fees
     The Board of Directors, upon the recommendation of the Audit Committee, has selected the independent accounting firm of Grant Thornton LLP to audit the accounts of the company for the year ending December 31, 2011.
     The Audit Committee considered the tax compliance services provided by Grant Thornton LLP, concluded that provision of such services is compatible with maintaining the independence of the independent accountants, and approved the provision by Grant Thornton LLP of tax compliance services with respect to the year ending December 31, 2010.
     The Audit Committee received the following information concerning the fees of the independent accountants for the years ended December 31, 2009 and 2010, has considered whether the provision of these services is compatible with independence of the independent accountants, and concluded that it is:

	Year Ended
	12/31/10	12/31/09
Audit fees(1)	$422,867	$446,023
Tax fees	$61,097	$27,820

(1)	Audit fees represents fees for the integrated audit of our annual consolidated financial statements and reviews of the interim consolidated financial statements, and review of audit-related SEC filings; also includes fees related to issuing comfort letter(s) in 2009 and 2010.
     Audit and tax fees include administrative overhead charges and reimbursement for out-of-pocket expenses.
Pre-Approval Policies and Procedures
     The Audit Committee has adopted policies and procedures for pre-approving all services (audit and non-audit) performed by our independent auditors. In accordance with such policies and procedures, the Audit Committee is required to pre-approve all audit and non-audit services to be performed by the independent auditors in order to assure that the provision of such services is in accordance with the rules and regulations of the SEC and does not impair the auditors’ independence. Under the policy, pre-approval is generally provided up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. In addition, the Audit Committee may pre-approve additional services on a case-by-case basis. During 2010 and 2009, all services performed by our independent auditors were pre-approved.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (b) Exhibits
     The documents set forth below are filed herewith or incorporated by reference to the location indicated.

Exhibit No.	Title or Description
3.1	Restated Certificate of Incorporation of the Registrant(1)

3.2	Amended and Restated By-Laws of the Registrant(2)

4.1	Specimen Common Stock Certificate(3)

4.2	Form of Warrant Certificate issued to certain purchasers of the Registrant’s common stock in November 2008(4)

4.3	Form of Warrant Certificate issued to certain purchasers of the Registrant’s common stock in November 2009(5)

10.1	Form of at-will Employment Agreement between the Registrant and most of its employees(6)

10.2	Form of Agreement for Consulting Services between the Registrant and the members of its Scientific Advisory Board(7)

10.3 #	Cytotherapeutics, Inc. 1992 Equity Incentive Plan(7)

10.4 #	1992 Stock Option Plan for Non-Employee Directors(7)

10.5	Lease Agreement, dated as of August 1, 1992, between the Registrant and the Rhode Island Industrial Facilities Corporation(8)

10.6	First Amendment to Lease Agreement, dated as of September 15, 1994, between Registrant and the Rhode Island Industrial Facilities Corporation(8)

10.7	Lease Agreement, dated as of November 21, 1997, by and between Hub RI Properties Trust, as Landlord, and CytoTherapeutics, Inc., as Tenant(9)

10.8	Consulting Agreement, dated as of September 25, 1997, between Dr. Irving Weissman and the Registrant(10)

10.9	StemCells, Inc. 1996 Stock Option Plan(11)

10.10 #	1997 StemCells Research Stock Option Plan (the “1997 Plan”)(11)

10.11 #	Form of Performance-Based Incentive Option Agreement issued under the 1997 Plan(11)

10.12	License Agreement, dated April 1, 1997, by and among Registrant, NeuroSpheres Ltd. and NeuroSpheres Holdings Ltd. (the “1997 NeuroSpheres license agreement”)(12)

10.13 &	License Agreement, dated as of October 30, 2000, between the Registrant and NeuroSpheres Holdings Ltd. (the “2000 NeuroSpheres license agreement”)(13)

10.14 #	Letter Agreement, dated January 2, 2001, between the Registrant and Martin McGlynn(13)

10.15	Lease, dated February 1, 2001, between the Board of Trustees of Stanford University and the Registrant(13)

10.16	Third Amendment to Lease, dated October 12, 2009, between Registrant and The Board of Trustees of the Leland Stanford Junior University(14)

10.17 #	2001 Equity Incentive Plan(15)

10.18 #	StemCells, Inc. Amended and Restated 2004 Equity Incentive Plan(16)

10.19 &	License Agreement, dated as of July 1, 2005, between the Registrant and ReNeuron Limited(17)

10.20 #	Letter Agreement, effective as of September 6, 2005, between the Registrant and Rodney K.B. Young(18)

10.21	Side Letter, dated October 30, 2000, between the Registrant and NeuroSpheres Ltd. regarding the 1997 and 2000 NeuroSpheres license agreements(13)

10.22	Side Letter, dated March 21, 2002, between the Registrant and NeuroSpheres Ltd. and NeuroSpheres Holdings Ltd. regarding the 2000 NeuroSpheres license agreement(21)

10.23	Side Letter, dated July 2, 2003, between the Registrant and NeuroSpheres Ltd. and NeuroSpheres Holdings Ltd. regarding the 2000 NeuroSpheres license agreement(21)

10.24 &	Side Letter, dated March 9, 2005, between the Registrant and NeuroSpheres Ltd. and NeuroSpheres Holdings Ltd. regarding the 2000 NeuroSpheres license agreement(21)

24

Exhibit No.	Title or Description
10.25	Indemnification Agreement, dated July 9, 2008, between the Registrant and NeuroSpheres Holdings, Ltd.(19)

10.26	Asset Purchase Agreement, dated March 1, 2009, between the Registrant and Stem Cell Sciences Plc(20)

10.27 #	Letter Agreement, effective as of February 2, 1998, between the Registrant and Ann Tsukamoto(21)

10.28 #	Memorandum of Agreement, effective as of July 17, 2000, between the Registrant and Ann Tsukamoto(21)

10.29 #	Letter Agreement, effective as of July 24, 2008, between the Registrant and Stewart Craig(21)

10.30 #	Letter Agreement, effective as of February 2, 2007, between the Registrant and Kenneth B. Stratton(21)

10.31 #	Letter Agreement, effective as of August 6, 2009, between the Registrant and Kenneth B. Stratton(21)

10.32 &	License Agreement, dated as of January 31, 2006, between Stem Cell Sciences (Australia) Pty Limited and The University of Edinburgh(21)

10.33	Fourth Amendment to Lease, dated August 25, 2010, between Registrant and The Board of Trustees of the Leland Stanford Junior University(22)

10.34*	Lease agreement, dated December 2, 2010, between the Registrant and BMR-Gateway Boulevard LLC

10.35*	Fifth Amendment to Lease, dated February 28, 2010, between Registrant and The Board of Trustees of the Leland Stanford Junior University

10.36#	Amended and Restated 2006 Equity Incentive Plan (23)

10.37**	Directors Fee Plan, dated March 16, 2011

21	Subsidiaries of the Registrant(21)

23.1*	Consent of Grant Thornton, LLP, Independent Registered Public Accounting Firm

31.1*	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Martin McGlynn, Chief Executive Officer)

31.2*	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rodney K.B. Young, Chief Financial Officer)

31.3**	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Martin McGlynn, Chief Executive Officer)

31.4**	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rodney K.B. Young, Chief Financial Officer)

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Martin McGlynn, Chief Executive Officer)

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rodney K.B. Young, Chief Financial Officer)

#	Indicates management compensatory plan, contract or arrangement.

&	Confidential treatment requested as to certain portions. Material has been omitted and separately filed with the Commission.

*	Previously filed.

**	Filed herewith.

(1)	Incorporated by reference to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2006 and filed on March 15, 2007.

(2)	Incorporated by reference to the Registrant’s current report on Form 8-K on May 7, 2007.

(3)	Incorporated by reference to the Registrant’s registration statement on Form S-3, File No. 333-151891.

(4)	Incorporated by reference to the Registrant’s current report on Form 8-K on November 12, 2008.

(5)	Incorporated by reference to the Registrant’s current report on Form 8-K on October 28, 2009.

(6)	Incorporated by reference to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2008 and filed on March 16, 2009.

(7)	Incorporated by reference to the Registrant’s registration statement on Form S-1, File No. 33-45739.

(8)	Incorporated by reference to the Registrant’s registration statement on Form S-1, File No. 33-85494.

(9)	Incorporated by reference to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 1997 and filed on March 30, 1998.

(10)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 1997 and filed on November 14, 1997.

(11)	Incorporated by reference to the Registrant’s registration statement on Form S-8, File No. 333-37313.

(12)	Incorporated by reference to the Registrant’s annual report on Form 10-K/A for the fiscal year ended December 31, 2005 and filed on March 22, 2006.

(13)	Incorporated by reference to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2000 and filed on April 2, 2001.

(14)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2009.

(15)	Incorporated by reference to the Registrant’s definitive proxy statement filed May 1, 2001.

(16)	Incorporated by reference to the Registrants registration statement on Form S-8, File No. 333-118263.

(17)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2005.

(18)	Incorporated by reference to the Registrant’s current report on Form 8-K filed on September 7, 2005.

(19)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2008.

(20)	Incorporated by reference to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2008 and filed on March 16, 2009.

(21)	Incorporated by reference to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2009 and filed on March 11, 2010.

(22)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2010.

(23)	Incorporated by reference to the Registrant’s registration statement on Form S-8, File No. 333-144747.
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No.1 to be signed on its behalf by the undersigned, thereunto duly authorized.

STEMCELLS, INC.
By:	/s/ Martin McGlynn
Martin McGlynn
PRESIDENT AND CHIEF EXECUTIVE OFFICER

Dated: April 29, 2011