Form 10-Q
period 2011-03-31
STEMCELLS INC
filed 2011-05-10
CIK 883975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended: March 31, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At May 5, 2011, there were 137,827,907 shares of Common Stock, $.01 par value, issued and outstanding.

STEMCELLS, INC.
NOTE REGARDING REFERENCES TO US AND OUR COMMON STOCK
Throughout this Form 10-Q, the words “we,” “us,” “our,” and “StemCells” refer to StemCells, Inc., including our directly and indirectly wholly-owned subsidiaries. “Common stock” refers to the common stock, $.01 par value, of StemCells, Inc.

PART I-FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
STEMCELLS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$13,066,185	$19,707,821
Marketable securities, current	8,556,966	190,804
Trade receivables	82,650	118,890
Other receivables	224,936	151,144
Prepaid assets	619,463	610,980
Other assets, current	389,039	389,039

Total current assets	22,939,239	21,168,678
Property, plant and equipment, net	2,401,423	2,626,821
Other assets, non-current	1,930,544	1,931,871
Goodwill	1,957,325	1,877,315
Other intangible assets, net	3,018,275	2,996,888

Total assets	$32,246,806	$30,601,573

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,158,187	$1,098,962
Accrued expenses and other current liabilities	1,586,184	2,828,168
Accrued wind-down expenses, current	1,356,729	1,310,571
Deferred revenue, current	34,260	45,885
Capital lease obligation, current	69,494	67,847
Deferred rent, current	604	—
Bonds payable, current	180,000	176,250

Total current liabilities	4,385,458	5,527,683
Capital lease obligation, non-current	—	17,979
Bonds payable, non-current	476,250	522,500
Fair value of warrant liability	4,888,973	6,671,929
Deposits and other long-term liabilities	291,807	276,439
Accrued wind-down expenses, non-current	1,650,598	1,989,800
Deferred rent, non-current	397,923	1,227
Deferred revenue, non-current	109,181	113,387

Total liabilities	12,200,190	15,120,944
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized; issued and outstanding 137,743,512 at March 31, 2011 and 127,312,870 at December 31, 2010	1,377,434	1,273,128
Additional paid-in capital	335,391,550	325,359,265
Accumulated deficit	(317,018,721)	(311,271,486)
Accumulated other comprehensive income	296,353	119,722

Total stockholders’ equity	20,046,616	15,480,629

Total liabilities and stockholders’ equity	$32,246,806	$30,601,573

See Notes to Condensed Consolidated Financial Statements.

STEMCELLS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	March 31,
	2011	2010
Revenue:
Revenue from licensing agreements and grants	$72,092	$113,849
Revenue from product sales	149,375	116,424

Total revenue	221,467	230,273
Cost of product sales	54,524	43,762

Gross profit	166,943	186,511
Operating expenses:
Research and development	5,525,677	5,037,514
Selling, general and administrative	2,075,729	2,584,742
Wind-down expenses	75,137	165,335

Total operating expenses	7,676,543	7,787,591

Loss from operations	(7,509,600)	(7,601,080)
Other income (expense):
Change in fair value of warrant liability	1,782,955	1,516,349
Interest income	1,372	594
Interest expense	(20,207)	(25,500)
Other expense	(1,755)	(14,438)

Total other income, net	1,762,365	1,477,005

Net loss	$(5,747,235)	$(6,124,075)

Basic and diluted net loss per share	$(0.04)	$(0.05)
Shares used to compute basic and diluted loss per share	136,799,125	118,959,136
See Notes to Condensed Consolidated Financial Statements.

STEMCELLS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(5,747,235)	$(6,124,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	305,041	418,307
Stock-based compensation	934,464	1,018,972
Gain on disposal of fixed assets	(31)	—
Change in fair value of warrant liability	(1,782,955)	(1,516,349)
Changes in operating assets and liabilities:
Other receivables	(71,021)	300,765
Trade receivables	41,473	41,568
Prepaid and other current assets	(5,766)	(138,508)
Other assets, non-current	3,012	(17,588)
Accounts payable and accrued expenses	(1,183,647)	(1,614,964)
Accrued wind-down expenses	(293,044)	(201,175)
Deferred revenue	(15,921)	74,198
Deferred rent	397,300	(49,437)

Net cash used in operating activities	(7,418,330)	(7,808,286)
Cash flows from investing activities:
Purchase of marketable securities	(8,382,861)	—
Purchases of property, plant and equipment	(16,637)	(78,871)
Proceeds from sale of property, plant and equipment	35,427	—

Net cash used in investing activities	(8,364,071)	(78,871)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	9,399,003	1,044,907
Proceeds from the exercise of stock options	880	636
Payments related to net share issuance of stock based awards	(197,757)	(360,793)
Repayment of capital lease obligations	(16,333)	(19,713)
Repayment of bonds payable	(42,500)	(38,750)

Net cash provided by financing activities	9,143,293	626,287

Decrease in cash and cash equivalents	(6,639,108)	(7,260,870)
Effects of foreign exchange rate changes on cash	(2,528)	(20,120)
Cash and cash equivalents, beginning of period	19,707,821	38,617,977

Cash and cash equivalents, end of period	$13,066,185	$31,336,987

Supplemental disclosure of cash flow information:
Interest paid	$20,207	$25,500

See Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2011 and 2010
Note 1. Summary of Significant Accounting Policies
Nature of Business
     StemCells, Inc., a Delaware corporation, is a biopharmaceutical company that operates in one segment, the research, development, and commercialization of stem cell therapeutics and related technologies.
     The accompanying financial data as of and for the three months ended March 31, 2011 and 2010 have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted pursuant to these rules and regulations. The December 31, 2010 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. However, we believe that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
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
     Significant estimates include the following:
•	the grant date fair value of stock-based awards recognized as compensation expense (see Note 5, “Stock-Based Compensation”);
•	accrued wind-down expenses (see Note 6, “Wind-Down Expenses”);
•	the fair value of warrants recorded as a liability (see Note 8, “Warrant Liability”); and
•	the fair value of goodwill and other intangible assets (see Note 4, “Goodwill and Other Intangible Assets”).

Financial Instruments
Cash and Cash Equivalents
     Cash equivalents are money market accounts, money market funds and investments with maturities of 90 days or less from the date of purchase.
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
     If the estimated fair value of a security is below its carrying value, we evaluate whether we have the intent and ability to retain our investment for a period of time sufficient to allow for any anticipated recovery to the cost of the investment, and whether evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Other-than-temporary declines in estimated fair value of all marketable securities are charged to “Other income (expense), net” in the accompanying condensed consolidated statements of operations. No such impairment was recognized during the three months ended March 31, 2011 or 2010.
Trade and Other Receivables
     Our receivables generally consist of interest income on our financial instruments, revenue from licensing agreements and grants, revenue from product sales, and rent from our sub-lease tenants.
Warrant Liability
     Authoritative accounting guidance prescribes that warrants issued under contracts that could require net-cash settlement should be classified as liabilities and contracts that only provide for settlement in shares should be classified as equity. In order for a contract to be classified as equity, specific conditions must be met. These conditions are intended to identify situations in which net cash settlement could be forced upon the issuer. We issued warrants as part of both our November 2008 and November 2009 financings (see Note 8, “Warrant Liability”). As the contracts include the possibility of net-cash settlement, we are required to classify the fair value of the warrants issued as a liability, with subsequent changes in fair value to be recorded as income (loss) on change in fair value of warrant liability. We use the Black-Scholes-Merton (Black-Scholes) option pricing model to estimate fair value of warrants issued. In using this model, we make certain assumptions about risk-free interest rates, dividend yields, volatility and expected term of the warrants. Risk-free interest rates are derived from the yield on U.S. Treasury debt securities. Dividend yields are based on our historical dividend payments, which have been zero to date. Volatility is derived from the historical volatility of our common stock as traded on Nasdaq. The expected term of the warrants is based on the time to expiration of the warrants from the date of measurement.
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
Stock-Based Compensation
     Compensation expense for stock-based payment awards to employees is based on their grant date fair value as calculated and amortized over their vesting period. See Note 5, “Stock-Based Compensation” for further information.
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
     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three months ended March 31,
	2011	2010
Net loss	$(5,747,235)	$(6,124,075)
Weighted average shares outstanding used to compute basic and diluted net loss per share	136,799,125	118,959,136
Basic and diluted net loss per share	$(0.04)	$(0.05)
     The following outstanding potentially dilutive common stock equivalents were excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive as of March 31:

	2011	2010
Options	10,505,290	9,830,870
Restricted stock units	4,279,305	1,777,151
Warrants	14,344,828	14,344,828

Total	29,129,173	25,952,849

Comprehensive Loss
     Comprehensive loss is comprised of net losses and other comprehensive loss or income (OCL). OCL includes certain changes in stockholders’ equity that are excluded from net losses. Specifically, we include in OCL changes in unrealized gains and losses on our marketable securities and unrealized gains and losses on foreign currency translations. Accumulated other comprehensive income was $296,353 as of March 31, 2011 and $119,722 as of December 31, 2010.

     The activity in OCL was as follows:

	Three months ended March 31,
	2011	2010
Net loss	$(5,747,235)	$(6,124,075)
Net change in unrealized gains and losses on marketable securities	(16,699)	(40,265)
Net change in unrealized gains and losses on foreign currency translations	193,330	(310,218)

Comprehensive loss	$(5,570,604)	$(6,474,558)

Recent Accounting Pronouncements
     In December 2010, the Financial Accounting Standards Board (FASB) issued amendments to the guidance on goodwill impairment testing. When a goodwill impairment test is performed, an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1). If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2). In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. We adopted this new standard on January 1, 2011 and it is not expected to have a material effect on our consolidated financial condition and results of operations.
     In December 2010, the FASB issued amendments to the guidance for the reporting of business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. We adopted this new standard on January 1, 2011 and it is not expected to have a material effect on our consolidated financial condition and results of operations.
Note 2. Financial Instruments
     The following table summarizes the fair value of our cash, cash equivalents and available-for-sale marketable securities held in our current investment portfolio:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value
March 31, 2011
Cash	$392,335	$—	$—	$392,335
Cash equivalents	12,673,850	—	—	12,673,850
Marketable debt securities, current	8,382,861	—	(4,166)	8,378,695
Marketable equity securities, current	74,456	103,815	—	178,271

Total cash, cash equivalents, and marketable securities	$21,523,502	$103,815	$(4,166)	$21,623,151

December 31, 2010
Cash	$1,001,868	$—	$—	$1,001,868
Cash equivalents	18,705,953	—	—	18,705,953
Marketable equity securities, current	74,456	116,348	—	190,804

Total cash, cash equivalents, and marketable securities	$19,782,277	$116,348	$—	$19,898,625

     Gross unrealized gains and losses on cash equivalents were not significant at March 31, 2011 and December 31, 2010. At March 31, 2011, our cash equivalents were primarily money market funds consisting mainly of U.S. Treasury debt securities.
     Our investment in marketable debt securities, are short term investments that consist primarily of commercial paper and corporate debt securities,
     Our investment in marketable equity securities consists of ordinary shares of ReNeuron Group Plc (ReNeuron), a publicly listed U.K. corporation. In July 2005, we entered into an agreement with ReNeuron under which we granted ReNeuron a license that allows ReNeuron to exploit its “c-mycER” conditionally immortalized adult human neural stem cell technology for therapy and other purposes. We received shares of ReNeuron common stock, as well as a cross-license to the exclusive use of ReNeuron’s technology for certain diseases and conditions, including lysosomal storage diseases, spinal cord injury, cerebral palsy, and multiple sclerosis. The agreement also provides for full settlement of any potential claims that either we or ReNeuron might have had against the other in connection with any putative infringement of certain of each party’s patent rights prior to the effective date of the agreement. In July and August 2005, we received approximately 8,836,000 ordinary shares of ReNeuron common stock, net of approximately 104,000 shares that were transferred to NeuroSpheres, Ltd., an Alberta corporation (NeuroSpheres), and subsequently, as a result of certain anti-dilution provisions in the agreement, we received approximately 1,261,000 more shares, net of approximately 18,000 shares that were transferred to NeuroSpheres. In February 2007, we sold 5,275,000 shares for net proceeds of approximately $3,075,000. We recognized approximately $716,000 as realized gain from this transaction. In the first quarter of 2009, we sold 2,900,000 shares of ReNeuron and received net proceeds of approximately $510,000 for a realized gain of approximately $398,000. At March 31, 2011 and December 31, 2010, we owned 1,921,924 shares of ReNeuron with a carrying and fair market value of approximately $178,000 and $191,000 respectively.
     Changes in the fair market value of our ReNeuron shares as a result of changes in market price per share or the exchange rate between the U.S. dollar and the British pound are accounted for as an unrealized gain or loss under “other comprehensive income (loss)” if deemed temporary and are not recorded as “other income (expense), net” until the shares are disposed of and a gain or loss realized. If the fair value of a security is below its carrying value, we evaluate whether we have the intent and ability to retain our investment for a period of time sufficient to allow for any anticipated recovery to the cost of the investment, and whether evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Other-than-temporary declines in estimated fair value of all marketable securities are charged to “other income (expense), net.” For the three- month periods ended March 31, 2011 and 2010, we recorded an unrealized loss of approximately $13,000 and $40,000 respectively.
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
     The following table presents financial assets and liabilities measured at fair value:

	Fair Value Measurement
	at Reporting Date Using
	Quoted Prices	Significant
	in Active Markets	Other
	For	Observable	As of
	Identical Assets	Inputs	March 31,
	(Level 1)	(Level 2)	2011
Financial assets
Cash equivalents:
Money market funds	$12,673,850	$—	$12,673,850
Marketable securities:
Debt and equity securities	8,556,966	—	8,556,966

Total financial assets	$21,230,816	—	$21,230,816

Financial liabilities
Bond payable	$—	$656,250	$656,250
Warrant liability	—	4,888,973	4,888,973

Total financial liabilities	$—	$5,545,223	$5,545,223

Note 4. Goodwill and Other Intangible Assets
     On April 1, 2009, we acquired the operations of Stem Cell Sciences Plc (SCS) for an aggregate purchase price of approximately $5,135,000. The acquired operations includes proprietary cell technologies relating to embryonic stem cells, induced pluripotent stem (iPS) cells, and tissue-derived (adult) stem cells; expertise and infrastructure for providing cell-based assays for drug discovery; a cell culture products business; and an intellectual property portfolio with claims relevant to cell processing, reprogramming and manipulation, as well as to gene targeting and insertion.
     The purchase price was allocated as follows:

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
     The following table presents changes in goodwill:

Balance as of December 31, 2010	$1,877,315
Foreign currency translation	80,010

Balance as of March 31, 2011	$1,957,325

     The components of our other intangible assets at March 31, 2011 are summarized below:

Net Carrying
Other Intangible Asset Class	Amount
Customer relationships and developed technology	$1,085,812
In-process research and development	1,294,290
Trade name	299,373
Patents	338,800

Total other intangible assets	$3,018,275
     Amortization expense was approximately $92,000 in the first quarter of 2011.
     The expected future annual amortization expense for each of the next five years based on current balances of our intangible assets is as follows:

For the year ending December 31:
2011	$365,213
2012	$365,213
2013	$365,213
2014	$365,213
2015	$365,213
Note 5. Stock-Based Compensation
     We currently grant stock-based awards under three equity incentive plans. As of March 31, 2011, we had 24,844,121 shares authorized to be granted under the three plans. Under these plans we may grant various types of equity awards to our employees, directors and consultants, at prices determined by our Board of Directors, including incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, and performance-based shares. Incentive stock options may only be granted to employees under these plans with a grant price not less than the fair market value of the stock on the date of grant. We use these plans to grant shares to employees for the employer match of employee 401(k) plan contributions.
     Our stock-based compensation expense for the three and three months ended March 31 was as follows:

	Three months ended
	March 31,
	2011	2010
Research and development expense	$438,042	$546,608
Selling, general and administrative expense	496,422	472,364

Total employee stock-based compensation expense and effect on net loss	$934,464	$1,018,972

Effect on basic and diluted net loss per share	$(0.01)	$(0.01)

     As of March 31, 2011, we had approximately $5,557,000 of total unrecognized compensation expense related to unvested awards of stock options and restricted stock units granted under our various equity incentive plans that we expect to recognize over a weighted-average vesting period of 2.5 years.
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
     A summary of our stock option activity for the three months ended March 31, 2011 is as follows:

		Weighted-average
	Number of options	exercise price ($)
Balance at December 31, 2010	10,982,415	2.02
Granted	—	—
Exercised	(3,519)	0.25
Cancelled	(473,607)	2.71

Outstanding options at March 31, 2011	10,505,289	2.00

     A summary of changes in unvested options for the three months ended March 31, 2011 is as follows:

			Weighted-average
		Weighted-average	grant
	Number of options	exercise price ($)	date fair value ($)
Unvested options at December 31, 2010	3,365,161	1.30	1.03
Granted	—	—	—
Vested	(311,696)	1.71	1.36
Cancelled	(24,457)	1.27	0.93

Unvested options at March 31, 2011	3,029,008	1.25	1.00

     The estimated fair value of shares vested was approximately $424,000 in the three months ended March 31, 2011.
Restricted Stock Units
     We have granted restricted stock units (RSUs) to certain employees which entitle the holders to receive shares of our common stock upon vesting of the RSUs. The fair value of restricted stock units granted are based upon the market price of the underlying common stock as if it were vested and issued on the date of grant.
     A summary of changes in unvested restricted stock units for the three months ended March 31, 2011 is as follows:

		Weighted-average grant
	Number of RSUs	date fair value ($)
Unvested restricted stock units at December 31, 2010	4,665,055	1.23
Granted	290,000	0.95
Vested and converted to common shares	(595,750)	1.27
Cancelled	(80,000)	1.50

Balance unvested at March 31, 2011 (1)	4,279,305	1.20

(1)	55,000 of these restricted stock units vest and convert into shares of our common stock after one year from the date of grant. 2,050,000 of these restricted stock units vest and convert into shares of our common stock over a three year period from the date of grant: one-third of the award will vest on each grant date anniversary following the grant. 2,069,305 of these restricted stock units vest and convert into shares of our common stock over a four year period from the date of grant: one-fourth of the award will vest on each grant date anniversary following the grant. 105,000 of these restricted stock units will vest and convert into shares of our common stock subject to attainment of certain performance criteria and will be forfeited if not met.
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
     A summary of the changes in SARs for the three months ended March 31, 2011 is as follows:

Number of SARs
Outstanding at December 31, 2010	1,354,088
Granted	—
Exercised	—
Forfeited and expired	—
Outstanding SARs at March 31, 2011	1,354,088

SARs exercisable at March 31, 2011	1,354,088

     For the three months ended March 31, 2011, we re-measured the liability related to the SARs and reduced compensation expense by approximately $189,000. For the same period in 2010, we reduced compensation expense by approximately $51,000.
     The compensation expense recognized for the three months ended March 31, 2011 may not be representative of compensation expense for future periods and its resulting effect on net loss and net loss per share attributable to common stockholders, due to changes in the fair value calculation which is dependent on the stock price, volatility, interest and forfeiture rates, additional grants and subsequent periods of vesting. We will continue to recognize compensation cost each period, which will be the change in fair value from the previous period through the earlier date of settlement or forfeiture of the SARs.
Note 6. Wind-Down Expenses
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
     The summary of the changes to our wind-down reserve related to this facility for 2011 and 2010 were as follows:

	January 1 to	January 1 to
	March 31,	December 31,
	2011	2010
Accrued wind-down reserve at beginning of period	$2,644,000	$3,572,000
Less actual expenses recorded against estimated reserve during the period	(317,000)	(1,219,000)
Additional expense recorded to revise estimated reserve at period-end	75,000	291,000

Revised reserve at period-end	2,402,000	2,644,000
Add deferred rent at period-end	605,000	656,000

Total accrued wind-down expenses at period-end (current and non-current)	$3,007,000	$3,300,000

Accrued wind-down expenses, current	$1,356,000	$1,311,000
Accrued wind-down expenses, non-current	1,651,000	1,989,000

Total accrued wind-down expenses	$3,007,000	$3,300,000

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
Note 7. Commitments and Contingencies
Leases
     Capital Leases
     We entered into direct financing transactions with the State of Rhode Island and received proceeds from the issuance of industrial revenue bonds totaling $5,000,000 to finance the construction of our pilot manufacturing facility in Rhode Island. The related lease agreements are structured such that lease payments fully fund all semiannual interest payments and annual principal payments through maturity in August 2014. The interest rate for the remaining bond series is 9.5%. The bond contains certain restrictive covenants which limit, among other things, the payment of cash dividends and the sale of the related assets. The outstanding principal was approximately $656,000 at March 31, 2011 and $699,000 at December 31, 2010.
Operating Leases
     We lease various real properties under operating leases that generally require us to pay taxes, insurance, maintenance, and minimum lease payments. Some of our leases have options to renew.
Operating Leases — California
     We currently lease space in an approximately 68,000 square foot facility located at the Stanford Research Park in Palo Alto, California. The facility includes space for animals, laboratories, offices, and a GMP (Good Manufacturing Practices) suite. Prior to September 2010, we leased approximately 68,000 square feet of the facility, and were required to provide a letter of credit for approximately $778,000, which served as a security deposit for the duration of the lease term. The letter of credit issued by our financial institution is collateralized by a certificate of deposit for the same amount, which was reflected as restricted cash in other assets, non-current on our condensed consolidated balance sheets. In September 2010, we amended our lease to reduce the area leased to 51,200 square feet, to change the expiry date of the lease term from August 31, 2011 to June 30, 2011, and to reduce the letter of credit that serves as a security deposit to approximately $389,000 from approximately $778,000. The difference of approximately $389,000 was transferred from our restricted cash account to our cash and cash equivalents account. In connection with this September 2010 lease amendment, we terminated a space-sharing agreement covering approximately 10,451 square feet of this facility. In February 2011, we amended our lease to extend the term expiry date from June 30, 2011 to August 31, 2011. At March 31, 2011, the aggregate remaining rent payment under the amended lease is approximately $700,000. We recognize operating lease expense on a straight-line basis. At March 31, 2011, we had prepaid rent balance of approximately $15,000. At December 31, 2010, we had a prepaid rent balance of approximately $42,000.
     In September 2010, we entered into a two-year sublease agreement with Caliper Life Sciences, Inc., for approximately 13,200 square feet in a facility located in Mountain View, California. We will pay approximately $695,000 in aggregate as rent over the term of the lease. The lease contains escalating rent payments, which we recognize as operating lease expense on a straight-line basis. Deferred rent was approximately $2,000 as of March 31, 2011, and approximately $1,000 as of December 31, 2010.
     In December 2010, we entered into a commercial lease agreement with BMR-Gateway Boulevard LLC (“BMR”), as landlord, for approximately 43,000 square feet of office and research space at BMR’s Pacific Research Center in Newark, California. The initial term of the lease is approximately eleven and one-half years, and we expect to relocate our corporate headquarters and core research activities to this facility in August 2011. Initial base rent is expected to be approximately $2.20 per rentable square foot, with yearly increases throughout the term, and subject to certain adjustments for draws upon the tenant allowances among other things. We will pay approximately $14,906,000 in aggregate as rent over the term of the lease, which we recognize as operating lease expense on a straight-line basis. Deferred rent was approximately $396,000 as of March 31, 2011. We anticipate that we will be constructing laboratories, offices and related infrastructure within the leased space during the first several months of the lease. As part of the lease, BMR has agreed to provide various financial allowances so that we can build initial and future laboratories, offices and other improvements, subject to customary terms and conditions relating to landlord-funded tenant improvements. As part of the lease, we have, until January 2013, an option to lease up to an additional 30,000 square feet in the building.
     Operating Leases — Rhode Island
     We entered into a fifteen-year lease agreement for a scientific and administrative facility (SAF) in Rhode Island in connection with a sale and leaseback arrangement in 1997. The lease term expires June 30, 2013 and includes escalating rent payments which we recognize on a straight-line basis. Deferred rent expense for this facility was approximately $605,000 at March 31, 2011 and $656,000 at December 31, 2010, and is included as part of the wind-down accrual on the accompanying condensed consolidated balance sheets. For the year 2011, we expect to pay approximately $1,172,000 in operating lease payments and estimated operating expenses of approximately $625,000, before receipt of sub-tenant income and we expect to receive, in aggregate, approximately $364,000 in sub-tenant rent and operating expenses. As a result of the above transactions, our estimated cash outlay net of sub-tenant rent for the SAF will be approximately $1,433,000 for 2011.
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
Contingencies
     In July 2006, we filed suit against Neuralstem, Inc. in the Federal District Court for the District of Maryland, alleging that Neuralstem’s activities violate claims in four of the patents we exclusively licensed from NeuroSpheres, specifically U.S. Patent No. 6,294,346 (claiming the use of human neural stem cells for drug screening), U.S. Patent No. 7,101,709 (claiming the use of human neural stem cells for screening biological agents), U.S. Patent No. 5,851,832 (claiming methods for proliferating human neural stem cells), and U.S. Patent No. 6,497,872 (claiming methods for transplanting human neural stem cells). In May 2008, we filed a second patent infringement suit against Neuralstem and its two founders, Karl Johe and Richard Garr. In this suit, which we filed in the Federal District Court for the Northern District of California, we allege that Neuralstem’s activities infringe claims in two patents we exclusively license from NeuroSpheres, specifically U.S. Patent No. 7,361,505 (claiming composition of matter of human neural stem cells derived from any source material) and U.S. Patent No. 7,115,418 (claiming methods for proliferating human neural stem cells). In addition, we allege various state law causes of action against Neuralstem arising out of its repeated derogatory statements to the public about our patent portfolio. Also in May 2008, Neuralstem filed suit against us and NeuroSpheres in the Federal District Court for the District of Maryland seeking a declaratory judgment that the ’505 and ’418 patents are either invalid or are not infringed by Neuralstem and that Neuralstem has not violated California state law. In August 2008, the California court transferred our lawsuit against Neuralstem to Maryland for resolution on the merits. In July 2009, the Maryland District Court granted our motion to consolidate these two cases with the litigation we initiated against Neuralstem in 2006. In August 2009, the Maryland District Court approved a scheduling order submitted by the parties for discovery and trial.
     In March 2011, Neuralstem moved to dismiss our infringement causes of action, claiming that it had obtained a non-exclusive license for the litigated patents from an individual who is not a named inventor on the patents. We believe this motion is baseless, both as a matter of law and fact, and we will move for summary judgment on this issue once we have a procedural opportunity to do so.

     In addition to the actions described above, in April 2008, we filed an opposition to Neuralstem’s European Patent No. 0 915 968 (methods of isolating, propagating and differentiating CNS stem cells), because the claimed invention is believed by us to be unpatentable over prior art, including the patents exclusively licensed by us from NeuroSpheres. In December 2010, the European Patent Office ruled that all composition claims in Neuralstem’s ’968 European patent were invalid and unpatentable over prior art including several of the NeuroSpheres patents licensed to us. Neuralstem has appealed this decision.
     Effective 2008, as part of an indemnification agreement with NeuroSpheres, we are entitled to offset all litigation costs incurred in this patent infringement suit, against amounts that would otherwise be owed to NeuroSpheres under our exclusive license agreements with NeuroSpheres, such as annual maintenance fees, milestones and royalty payments. Under the terms of our license agreements, we are required to make annual payments of $50,000 to NeuroSpheres, and we expect to make these annual payments through the remaining life of the patent which, at December 31, 2010, was approximately 14 years. We have therefore capitalized $700,000 (14 years at $50,000 per year) to offset litigation costs. The amount capitalized is not dependent on the achievement of any milestones or related to any other contingent payments which may become due under the arrangement. We will reduce this asset by $50,000 per year in lieu of the cash payments due to NeuroSpheres. As the $50,000 annual payments are fully creditable against royalties due to Neurospheres, we have classified the capitalized amount as prepaid royalties under “Other assets, non-current” on our accompanying Consolidated Balance Sheets. We have concluded that the estimated balance of $700,000, as of March 31, 2011, is a fair estimate and realizable against future milestone and royalty payments to NeuroSpheres, and that litigation costs incurred above this amount will be expensed as incurred. Management will reevaluate this estimate on a quarterly basis based on actual costs and other relevant factors.
Note 8. Warrant Liability
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
     The assumptions used for the Black-Scholes option pricing model are as follows:

	To Calculate
	Fair Value of Warrant
	Liability at
	March 31, 2011	December 31, 2010
Expected life (years)	3.1	3.4
Risk-free interest rate	1.2%	1.2%
Expected volatility	83.5%	83.6%
Expected dividend yield	0%	0%

	At March 31,	At December 31,	Change in Fair Value
	2011	2010	of Warrant Liability
Fair value of warrant liability	$3,150,413	$4,408,449	$(1,258,035)
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
     The assumptions used for the Black-Scholes option pricing model are as follows:

	To Calculate
	Fair Value of Warrant Liability at
	March 31,	December 31,
	2011	2010
Expected life (years)	4.1	4.3
Risk-free interest rate	1.7%	1.6%
Expected volatility	78.4%	77.5%
Expected dividend yield	0%	0%

	At March 31,	At December 31,	Change in Fair Value
	2011	2010	of Warrant Liability
Fair value of warrant liability	$1,738,560	$2,263,480	$(524,920)
Note 9. Common Stock
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
Note 10. Subsequent Events
     In May 2011, we eliminated 20 full-time positions in our US-based workforce, primarily in the research and general and administrative areas. We estimate this reduction in force will generate annual expense reductions of approximately $2.3 million, primarily from savings in salaries and benefits and reductions in laboratory supply costs. We expect to record a one-time charge for severance and related expenses of approximately $300,000 in the second quarter ending June 30, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This report contains forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act that involve substantial risks and uncertainties. Such statements include, without limitation, all statements as to expectation or belief and statements as to our future results of operations; the progress of our research, product development and clinical programs; the need for, and timing of, additional capital and capital expenditures; partnering prospects; costs of manufacture of products; the protection of, and the need for, additional intellectual property rights; effects of regulations; the need for additional facilities; and potential market opportunities. Our actual results may vary materially from those contained in such forward-looking statements because of risks to which we are subject, including the fact that additional trials will be required to confirm the safety and demonstrate the efficacy of our HuCNS-SC cells for the treatment of spinal cord injury, Pelizeaus-Merzbacher disease (PMD), age-related macular degeneration or any other disease; uncertainty as to whether the U.S. Food and Drug Administration (FDA), Swissmedic, or other regulatory authorities will permit us to proceed with clinical testing of proposed products despite the novel and unproven nature of our technologies; the risk that our clinical trials or studies could be substantially delayed beyond their expected dates or cause us to incur substantial unanticipated costs; uncertainties in our ability to obtain the capital resources needed to continue our current research and development operations and to conduct the research, preclinical development and clinical trials necessary for regulatory approvals; the uncertainty regarding our ability to obtain a corporate partner or partners, if needed, to support the development and commercialization of our potential cell-based therapeutics products; the uncertainty regarding the outcome of our clinical trials or studies we may conduct in the future; the uncertainty regarding the validity and enforceability of our issued patents; the risk that we may not be able to manufacture additional master and working cell banks when needed; the uncertainty whether any products that may be generated in our cell-based therapeutics programs will prove clinically safe and effective; the uncertainty whether we will achieve significant revenue from product sales or become profitable; uncertainties regarding our obligations with respect to our former encapsulated cell therapy facilities in Rhode Island; obsolescence of our technologies; competition from third parties; intellectual property rights of third parties; litigation risks; and other risks to which we are subject. All forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth in “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2010.
Overview
The Company
     We are engaged in researching, developing, and commercializing stem cell therapeutics and enabling tools and technologies for stem cell-based research and drug discovery and development. Our research and development (R&D) programs are primarily focused on identifying and developing potential cell-based therapeutics which can either restore or support organ function. In particular, since we relocated our corporate headquarters to California in 1999, our R&D efforts have been directed at refining our methods for identifying, isolating, culturing, and purifying the human neural stem cell and human liver engrafting cells (hLEC) and developing these as potential cell-based therapeutics for the central nervous system (CNS) and the liver, respectively. In our CNS Program, our HuCNS-SC® product candidate (purified human neural stem cells) is currently in clinical development for spinal cord injury and Pelizeaus-Merzbacher Disease (PMD), a myelination disorder in the brain. In April 2011, we initiated a Phase I/II clinical trial of our HuCNS-SC cells in Switzerland for the treatment of chronic spinal cord injury. We received approval to conduct this trial from Swissmedic in December 2010. In the United States, we completed in February 2011 patient accrual in our Phase I clinical trial in PMD. Data from this trial is expected to be reported in early 2012. We previously completed a Phase I clinical trial in infantile and late infantile neuronal ceroid lipofuscinosis (NCL, also known as Batten disease), and the data from that trial showed that our HuCNS-SC cells were well tolerated and non-tumorigenic, and that there was evidence of engraftment and long-term survival of the transplanted HuCNS-SC cells. In October 2010, we initiated a Phase Ib clinical trial in infantile and late infantile NCL, but in April 2011, we terminated this Phase Ib trial due to lack of patient accrual. In addition, we plan to submit an IND to conduct a Phase I/II clinical trial in age-related macular degeneration in late 2011. In our Liver Program, we are focused on identifying and developing liver cells as potential therapeutics for a range of liver diseases. We have identified a subset of our human liver engrafting cells (hLEC) which we believe may be a candidate for product development, and we are working to characterize this subset. For a brief description of our significant therapeutic research and development programs see Overview “Research and Development Programs” in the Business Section of Part I, Item 1 of our Form 10-K for the year ended December 31, 2010. We have also conducted research on several other cell types and in other areas, which could lead to other possible product candidates, process improvements or further research activities.

     We are also engaged in developing and commercializing applications of our technologies to enable research, which we believe represent current and nearer-term commercial opportunities. Our portfolio of technologies includes cell technologies relating to embryonic stem cells, induced pluripotent stem (iPS) cells, and tissue-derived (adult) stem cells; expertise and infrastructure for providing cell-based assays for drug discovery; a cell culture products and antibody reagents business; and an intellectual property portfolio with claims relevant to cell processing, reprogramming and manipulation, as well as to gene targeting and insertion. Much of these enabling technologies were acquired in April 2009 as part of our acquisition of the operations of Stem Cell Sciences Plc (SCS).
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
     The research markets served by our tools and technologies products are highly competitive, complex and dynamic. Technological advances and scientific discoveries have accelerated the pace of change in biological research, and stem cell technologies have been evolving particularly fast. We compete mainly by focusing on specialty media and antibody reagent products and cell-based assays, which are custom designed for use in stem cell-based research, where we believe our expertise, intellectual property and reputation give us competitive advantage. We believe that, in this particular market niche, our products and technologies offer customers specific advantages over those offered by our competitors. We compete by offering innovative, quality-controlled products, consistently made and designed to produce reproducible results. We continue to make investments in research and development, quality management, quality improvement, and product innovation. We cannot assure you that we will have sufficient resources to continue to make such investments. For the three-month period ended March 31, 2011, we generated revenues from the sale of specialty cell culture products of approximately $149,000. There can be no assurance that we will be able to continue to generate such revenues in the future.
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
     In January, 2011 we launched STEM24™ and STEM133™, two new antibody reagents that have utility for the isolation and detection of a range of different human cell types.
     In February 2011, the fourth and final patient in our Phase I clinical trial in PMD, was enrolled and transplanted with our HuCNS-SC human neural stem cells. This clinical trial, which is being conducted in collaboration with UCSF Benioff Children’s Hospital, is the first to evaluate neural stem cells as a potential treatment for a myelination disorder.
     In March 2011, we launched nine new products and three related kits to facilitate stem cell research. Our new line of purified nucleic acid and protein stem cell lysate products will enable stem cell researchers to more accurately test and validate stem cell lines and associated genes and gene products. These new reagents are serum-free and are produced by purification of the DNA, RNA or protein content of the lysates of homogenous mouse stem cell lines. Prior to the launch of these reagents, researchers have had to rely on crude lysates created from mixed cell populations, which often contain contaminants such as animal-serum components and other factors that can significantly impair the reliability of analytical performance.
     In March 2011, we launched three new cell culture supplements for the derivation, culture and differentiation of human and mouse embryonic stem (ES) cells, induced pluripotent stem (iPS) cells, and tissue-derived neural stem (NS) cells. The research community demands reliable and cost-effective options for the reagents they routinely use to capture, define and instruct stem cell behavior. These new supplements satisfy this demand by providing researchers with additional choices to use either a defined, serum-free, or a defined, serum-free and animal component-free (AF) version of culture supplements that are considered to be fundamental reagents for stem cell research.
     In April 2011, we discontinued our Phase Ib clinical trial in NCL, a rare and fatal neurodegenerative disorder in children, due to lack of patient accrual. In 2009, we completed a Phase I safety trial of our HuCNS-SC cells in six patients with advanced stages of NCL. The Phase Ib trial was initiated in October 2010, and was designed to evaluate the HuCNS-SC cells in patients with less neuronal degeneration than the patients in our Phase I NCL trial. However, no eligible patients were identified or enrolled despite diligent efforts by the clinical investigators.
     In April 2011, we entered into a collaboration with Frank LaFerla, Ph.D., a world renowned leader in Alzheimer’s disease research, to study the therapeutic potential of our HuCNS-SC human neural stem cells in Alzheimer’s disease. Dr. LaFerla’s published research has shown that mouse neural stem cells enhance memory in a mouse model of Alzheimer’s disease. The goal of this collaboration is to replicate these results using our human neural stem cells.
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
     We review our valuation assumptions at each grant date and, as a result, our assumptions in future periods may change. As of March 31, 2011, we expect to recognize approximately $5,557,000 of compensation expense related to unvested stock-based awards over a weighted-average period of 2.5 years. See also Note 5, “Stock-Based Compensation,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.
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
     Management forms its best estimate on a quarterly basis, after considering actual sublease activity, reports from our broker/realtor about current and predicted real estate market conditions in Rhode Island, the likelihood of new subleases in the foreseeable future for the specific facility and significant changes in the actual or projected operating expenses of the property. We discount the projected net outflow over the term of the leasehold to arrive at the present value, and adjust the reserve to that figure. The estimated vacancy rate for the facility is an important assumption in determining the reserve because changes in this assumption have the greatest effect on estimated sublease income. In addition, the vacancy rate estimate is the variable most subject to change, while at the same time it involves the greatest judgment and uncertainty due to the absence of highly predictive information concerning the future of the local economy and future demand for specialized laboratory and office space in that area. The average vacancy rate of the facility over the last eight years (2003 through 2010) was approximately 74%, varying from 62% to 89%. As of March 31, 2011, based on current information available to management, the vacancy rate is projected to be approximately 69% for 2011, and approximately 70% from 2012 through the end of the lease. These estimates are based on actual occupancy as of March 31, 2011, predicted lead time for acquiring new subtenants, historical vacancy rates for the area, and assessments by our broker/realtor of future real estate market conditions. If the assumed vacancy rate for the remainder of the lease had been 5% higher or lower at March 31, 2011, then the reserve would have increased or decreased by approximately $74,000. Similarly, a 5% increase or decrease in the operating expenses for the facility would have increased or decreased the reserve by approximately $64,000, and a 5% increase or decrease in the assumed average rental charge per square foot would have decreased or increased the reserve by approximately $22,000. Management does not wait for specific events to change its estimate, but instead uses its best efforts to anticipate them on a quarterly basis. See

Note 6 “Wind-Down Expenses,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.
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

     We acquired the operations of SCS on April 1, 2009, and have consolidated such operations since that date.
Revenue and Cost of Product Sales
     Revenue for the three-month period ended March 31, 2011, as compared with the same period in 2010, is summarized in the table below:

	Three months ended, March 31		Change in 2011 versus 2010
	2011	2010	$	%
Revenue:
Licensing agreements and grants	$72,092	$113,849	$(41,757)	(37)%
Product sales	149,375	116,424	32,951	28%

Total revenue	221,467	230,273	(8,806)	(4)%
Cost of product sales	54,524	43,762	(10,762)	25%

Gross Profit	$166,943	$186,511	$(19,568)	(10)%

     Total revenue in the first quarter of 2011 was approximately $221,000, which was flat compared to the total revenue of approximately $230,000 in the first quarter of 2010.
     First quarter ended March 31, 2011 versus first quarter ended March 31, 2010. In the first quarter of 2011, revenue from product sales was approximately $33,000, or 28%, higher as compared to the same period in 2010. This increase was primarily attributable to both increased unit volumes and new product launches in our SC Proven line of media and reagents. Licensing and grant revenue decreased by approximately $42,000, or 37%, in 2011 compared to 2010, which was primarily attributable to the completion and termination of several projects funded by grants in 2010.
Operating Expenses
     Operating expenses for the three-month period ended March 31, 2011, as compared with the same period in 2010, are summarized in the table below:

	Three months ended, March 31		Change in 2011 versus 2010
	2011	2010	$	%
Operating expenses:
Research & development	$5,525,677	$5,037,514	$488,163	10%
Selling, general & administrative	2,075,729	2,584,742	(509,013)	(20)%
Wind-down expenses	75,137	165,335	(90,198)	(55)%

Total operating expenses	$7,676,543	$7,787,591	$(111,048)	(1)%

     Research and Development Expenses
     Our R&D expenses consist primarily of salaries and related personnel expenses, costs associated with clinical trials and regulatory submissions; costs associated with preclinical activities such as toxicology studies; costs associated with cell processing and process development; certain patent-related costs such as licensing; facilities related costs such as depreciation; lab equipment and supplies. Clinical trial expenses include payments to vendors such as clinical research organizations, contract manufacturers, clinical trial sites, laboratories for testing clinical samples and consultants. Cumulative R&D costs incurred since we refocused our activities on developing cell-based therapeutics (fiscal years 2000 through the three months ended March 31, 2011) were approximately $138 million. Over this period, the majority of these cumulative costs were related to: (i) characterization of our proprietary HuCNS-SC cells, (ii) expenditures for toxicology and other preclinical studies, preparation and submission of applications to regulatory agencies to conduct clinical trials and obtaining regulatory clearance to initiate such trials, all with respect to our HuCNS-SC cells, (iii) preclinical studies and development of our human liver engrafting cells, (iv) costs associated with cell processing and process development, and (v) costs associated with our clinical studies.
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
     R&D expenses totaled approximately $5,526,000 in the first quarter of 2011 compared with $5,038,000 in the first quarter of 2010.
     First quarter ended March 31, 2011 versus first quarter ended March 31, 2010. R&D expenses increased approximately $488,000, or 10%, in 2011 compared to 2010. This increase was primarily attributable to (i) an increase of approximately $188,000 in expenses related to our clinical trials, (ii) an increase of approximately $108,000 in expenses related to continuing preclinical studies of our HuCNS-SC cells for spinal cord injury, retinal disorders and other potential indications, and (iii) an increase of approximately $363,000 of facility costs allocated to R&D. These increased expenses were partially offset by a decrease in personnel expenses of approximately $80,000, primarily attributable to lower stock-based compensation expense and a decrease of approximately $91,000 in other expenses.
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
     SG&A expenses totaled approximately $2,076,000 in the first quarter of 2011 compared with approximately $2,585,000 in the first quarter of 2010.
     First quarter ended March 31, 2011 versus first quarter ended March 31, 2010. SG&A expenses decreased approximately $509,000, or 20%, in 2011 compared to 2010. This decrease was primarily attributable to (i) a decrease of approximately $210,000 in legal fees, primarily patent related litigation fees, (ii) a decrease of approximately $207,000 in operating expenses at our U.K. operations as we consolidated our activities at the site, (iii) a decrease of approximately $147,000 in personnel expenses primarily attributable to a decrease in stock-based compensation expense, and (iv) a decrease in other expenses of approximately $32,000. These decreased expenses were partially offset by an increase of approximately $87,000 in stock listing fees and expenses related to investor relations.
Wind-down Expenses

	Three months ended,
	March 31
	2011	2010
Wind-down expenses	$75,137	$165,335
Rhode Island
     In 1999, in connection with exiting our former research facility in Rhode Island, we created a reserve for the estimated lease payments and operating expenses related to it. The reserve has been re-evaluated and adjusted based on assumptions relevant to real estate market conditions and the estimated time until we could either fully sublease, assign or sell our remaining interests in the property. The reserve was approximately $2,644,000 at December 31, 2010. Payments net of subtenant income of approximately $317,000 for the first quarter of 2011 were recorded against this reserve. At March 31, 2011, we re-evaluated the estimate and adjusted the reserve to approximately $2,402,000 by recording additional wind-down expenses of approximately $75,000. For the similar period in 2010, payments recorded against the reserve were approximately $315,000 in the first quarter of 2010, and to adjust the reserve, we recorded additional wind-down expenses of approximately $165,000. Expenses for this facility will fluctuate based on changes in tenant occupancy rates and other operating expenses related to the lease. Even though it is our intent to sublease, assign, sell, or otherwise divest ourselves of our interests in the facility at the earliest possible time, we cannot determine with certainty a fixed date by which such events will occur. In light of this uncertainty, based on estimates, we will periodically re-evaluate and adjust the reserve, as necessary. See Note 6 “Wind-down expenses,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

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
Other Income (Expense)
     Other income totaled approximately $1,762,000 in the first quarter of 2011 compared with other income of $1,477,000 in the same period of 2010.

	Three months ended,		Change in 2011 versus
	March 31		2010
	2011	2010	$	%
Other income (expense):
Change in fair value of warrant liability	$1,782,955	$1,516,349	$266,606	18%
Interest income	1,372	594	778	131%
Interest expense	(20,207)	(25,500)	5,293	(21)%
Other expense, net	(1,755)	(14,438)	12,683	(88)%

Total other income	$1,762,365	$1,477,005	$285,360	19%

Change in Fair Value of Warrant Liability
     As part of both our November 2008 and November 2009 financings, we issued warrants with five year terms to purchase 10,344,828 and 4,000,000 shares of our common stock at $2.30 and $1.50 per share, respectively. As the contracts include the possibility of net-cash settlement, we are required to classify the fair value of the warrants issued as a liability, with subsequent changes in fair value to be recorded as income (loss) on change in fair value of warrant liability. The fair value of the warrants is determined using the Black-Scholes option pricing model and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. Our estimate of the expected volatility is based on historical volatility. The expected term of the warrants is based on the time to expiration of the warrants from the date of measurement. Risk-free interest rates are derived from the yield on U.S. Treasury debt securities. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability. See Note 8 “Warrant Liability” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.
     Interest Income
     Interest income in the three month period ended March 31, 2011 and 2010 were not significant due to low average yields.
     Interest Expense
     Interest expense in the first quarter of 2011 decreased by approximately $5,000 or 21% when compared to the same period in 2010. Interest expense is primarily for outstanding debt and capital lease balances. See Note 7 “Commitment and Contingencies,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.
     Other income (expense), net

     Other income for the three month period in 2011 and 2010 is primarily state franchise tax expense.
Liquidity and Capital Resources
     Since our inception, we have financed our operations through the sale of common and preferred stock, the issuance of long-term debt and capitalized lease obligations, revenue from collaborative agreements, research grants, license fees, and interest income.

	March 31,	December 31,	Change
	2011	2010	$	%
Cash and cash equivalents	$13,066,185	$19,707,821	$(6,641,636)	(33)%
     In summary, our cash flows were:

	Three months ended March 31,		Change in 2011 versus 2010
	2011	2010	$	%
Net cash used in operating activities	$(7,418,330)	$(7,808,286)	$389,956	(5)%
Net cash used in investing activities	$(8,364,071)	$(78,871)	$(8,285,200)	**
Net cash provided by financing activities	$9,143,293	$626,287	$8,517,006	**
Net Cash Used in Operating Activities
     Net cash used in operating activities in the first three months of 2011 decreased by approximately $390,000, or 6%, when compared to the same period of 2010. Cash used in operating activities is primarily driven by our net loss as adjusted for non-cash charges and differences in the timing of operating cash flows.
Net Cash Used in Investing Activities
     The increase of approximately $8,285,000, from 2010 to 2011 for net cash used in investing activities, was primarily attributable to the purchase of short-term marketable debt securities of approximately $8,383,000 in the first three months of 2011 as compared to none in 2010.
Net Cash Provided by Financing Activities
     Net cash provided by financing activities in the first three months of 2011 increased by approximately $8,517,006 compared to the same period in 2010. In January 2011, we raised gross proceeds of $10,000,000 through the sale of 10,000,000 shares of our common stock to selected institutional investors at a price of $1.00 per share. We received net proceeds, after deducting offering expenses and fees, of approximately $9,400,000. The investors were also granted an option to purchase an additional 6,000,000 shares at $1.00 per share. The option was not exercised and expired on February 18, 2011. The shares were offered under our effective shelf registration statement previously filed with the SEC.
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
     We intend to pursue opportunities to obtain additional financing in the future through equity and debt financings, grants and

**	Not meaningful

collaborative research arrangements. In June 2008, we filed with the SEC a universal shelf registration statement, declared effective in July 2008, which permits us to issue up to $100 million worth of registered debt and equity securities. As of April 29, 2011, we had approximately $41 million under this universal shelf registration statement available for issuing debt or equity securities; approximately $30 million of this $41 million has been reserved for the potential exercise of the warrants issued in connection with our November 2008 and November 2009 financings. In November 2010, we filed with the SEC, and the SEC declared effective, a universal shelf registration statement which permits us to issue up to $100 million worth of registered debt and equity securities. As of April 29, 2011, we had approximately $90 million under this universal shelf registration statement available for issuing debt or equity securities. Under these effective shelf registrations, we have the flexibility to issue registered securities, from time to time, in one or more separate offerings or other transactions with the size, price and terms to be determined at the time of issuance. Registered securities issued using this shelf may be used to raise additional capital to fund our working capital and other corporate needs, for future acquisitions of assets, programs or businesses, and for other corporate purposes.
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
Commitments
     See Note 7, “Commitments and Contingencies” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.
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
     Operating Leases — California
     We currently lease space in an approximately 68,000 square foot facility located at the Stanford Research Park in Palo Alto, California. The facility includes space for animals, laboratories, offices, and a GMP (Good Manufacturing Practices) suite. Prior to September 2010, we leased approximately 68,000 square feet of the facility, and were required to provide a letter of credit for approximately $778,000, which served as a security deposit for the duration of the lease term. The letter of credit issued by our financial institution is collateralized by a certificate of deposit for the same amount, which was reflected as restricted cash in other assets, non-current on our condensed consolidated balance sheets. In September 2010, we amended our lease to reduce the area leased to 51,200 square feet, to change the expiry date of the lease term from August 31, 2011 to June 30, 2011, and to reduce the letter of credit that serves as a security deposit to approximately $389,000 from approximately $778,000. The difference of approximately $389,000 was transferred from our restricted cash account to our cash and cash equivalents account. In connection with this September 2010 lease amendment, we terminated a space-sharing agreement covering approximately 10,451 square feet of this facility. In February 2011, we amended our lease to extend the term expiry date from June 30, 2011 to August 31, 2011. At March 31, 2011, the aggregate remaining rent payment under the amended lease is approximately $700,000. We recognize operating lease expense on a straight-line basis. At March 31, 2011, we had prepaid rent balance of approximately $15,000. At December 31, 2010, we had a prepaid rent balance of approximately $42,000.
     In September 2010, we entered into a two-year sublease agreement with Caliper Life Sciences, Inc., for approximately 13,200 square feet in a facility located in Mountain View, California. We will pay approximately $695,000 in aggregate as rent over the term of the lease. The lease contains escalating rent payments, which we recognize as operating lease expense on a straight-line basis. Deferred rent was approximately $2,000 as of March 31, 2011, and approximately $1,000 as of December 31, 2010.
     In December 2010, we entered into a commercial lease agreement with BMR-Gateway Boulevard LLC (“BMR”), as landlord, for approximately 43,000 square feet of office and research space at BMR’s Pacific Research Center in Newark, California. The initial term of the lease is approximately eleven and one-half years, and we expect to relocate our corporate headquarters and core research activities to this facility in August 2011. Initial base rent is expected to be approximately $2.20 per rentable square foot, with yearly increases throughout the term, and subject to certain adjustments for draws upon the tenant allowances among other things. We will pay approximately $14,906,000 in aggregate as rent over the term of the lease, which we recognize as operating lease expense on a straight-line basis. Deferred rent was approximately $396,000 as of March 31, 2011. We anticipate that we will be constructing laboratories, offices and related infrastructure within the leased space during the first several months of the lease. As part of the lease, BMR has agreed to provide various financial allowances so that we can build initial and future laboratories, offices and other improvements, subject to customary terms and conditions relating to landlord-funded tenant improvements. As part of the lease, we have, until January 2013, an option to lease up to an additional 30,000 square feet in the building.
     Operating Leases — Rhode Island
     We entered into a fifteen-year lease agreement for a scientific and administrative facility in Rhode Island in connection with a sale and leaseback arrangement in 1997. The lease term expires June 30, 2013 and includes escalating rent payments which we recognize on a straight-line basis. Deferred rent expense for this facility was approximately $605,000 at March 31, 2011 and $656,000 at December 31, 2010, and is included as part of the wind-down accrual on the accompanying condensed consolidated balance sheets.
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
Contractual Obligations
     In the table below, we set forth our legally binding and enforceable contractual cash obligations at March 31, 2011:

	Total						Payable in
	Obligations	Payable in (April to					2016
	at March	December)	Payable in	Payable in	Payable in	Payable in	and
	31, 2011	2011	2012	2013	2014	2015	Beyond

Operating lease payments(1)	$19,007,956	$2,244,339	$2,561,875	$1,936,422	$1,255,600	$1,307,200	$9,702,520
Capital lease (equipment)	73,373	55,044	18,329	—	—	—	—
Bonds Payable (principal & interest)(2)	796,740	181,629	240,666	237,593	136,852	—	—

Total contractual cash obligations	$19,878,069	$2,481,012	$2,820,870	$2,174,015	$1,392,452	$1,307,200	$9,702,520

(1)	Operating lease payments exclude space-sharing and sub-lease income (see “Off-Balance Sheet Arrangements — Operating Leases” above for further information), but include rent payments for our Rhode Island facility that are included as part of our “Accrued wind-down expenses” in our condensed consolidated financial statements. See Note 6, “Wind-down expenses” and Note 7, “Commitments and Contingencies” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

(2)	See Note 7, “Commitments and Contingencies” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.
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
     We periodically enter into licensing agreements with third parties to obtain exclusive or non-exclusive licenses for certain technologies. The terms of certain of these agreements require us to pay future milestone payments based upon achievement of certain developmental, regulatory or commercial milestones. We do not anticipate making any milestone payments under any of our licensing agreements for 2011. Milestone payments beyond fiscal year 2011 cannot be predicted or estimated, due to the uncertainty of achieving the required developmental, regulatory or commercial milestones.
     We do not have any material unconditional purchase obligations or commercial commitments related to capital expenditures, clinical development, clinical manufacturing, or other external services contracts at March 31, 2011.
Recent Accounting Pronouncements
     In December 2010, the Financial Accounting Standards Board (FASB) issued amendments to the guidance on goodwill impairment testing. When a goodwill impairment test is performed, an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1). If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2). In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. We adopted this new standard on January 1, 2011 and it is not expected to have a material effect on our consolidated financial condition and results of operations.
     In December 2010, the FASB issued amendments to the guidance for the reporting of business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. We adopted this new standard on January 1, 2011 and it is not expected to have a material effect on our consolidated financial condition and results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our market risks at March 31, 2011 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2010 on file with the U.S. Securities and Exchange Commission.
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
PART II-OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     In July 2006, we filed suit against Neuralstem, Inc. in the Federal District Court for the District of Maryland, alleging that Neuralstem’s activities violate claims in four of the patents we exclusively licensed from NeuroSpheres, specifically U.S. Patent No. 6,294,346 (claiming the use of human neural stem cells for drug screening), U.S. Patent No. 7,101,709 (claiming the use of human neural stem cells for screening biological agents), U.S. Patent No. 5,851,832 (claiming methods for proliferating human neural stem cells), and U.S. Patent No. 6,497,872 (claiming methods for transplanting human neural stem cells). In May 2008, we filed a second patent infringement suit against Neuralstem and its two founders, Karl Johe and Richard Garr. In this suit, which we filed in the Federal District Court for the Northern District of California, we allege that Neuralstem’s activities infringe claims in two patents we exclusively license from NeuroSpheres, specifically U.S. Patent No. 7,361,505 (claiming composition of matter of human neural stem cells derived from any source material) and U.S. Patent No. 7,115,418 (claiming methods for proliferating human neural stem cells). In addition, we allege various state law causes of action against Neuralstem arising out of its repeated derogatory statements to the public about our patent portfolio. Also in May 2008, Neuralstem filed suit against us and NeuroSpheres in the Federal District Court for the District of Maryland seeking a declaratory judgment that the ’505 and ’418 patents are either invalid or are not infringed by Neuralstem and that Neuralstem has not violated California state law. In August 2008, the California court transferred our lawsuit against Neuralstem to Maryland for resolution on the merits. In July 2009, the Maryland District Court granted our motion to consolidate these two cases with the litigation we initiated against Neuralstem in 2006. In August 2009, the Maryland District Court approved a scheduling order submitted by the parties for discovery and trial.
     In March 2011, Neuralstem moved to dismiss our infringement causes of action, claiming that it had obtained a non-exclusive license for the litigated patents from an individual who is not a named inventor on the patents. We believe this motion is baseless, both as a matter of law and fact, and we will move for summary judgment on this issue once we have a procedural opportunity to do so.
     In addition to the actions described above, in April 2008, we filed an opposition to Neuralstem’s European Patent No. 0 915 968 (methods of isolating, propagating and differentiating CNS stem cells), because the claimed invention is believed by us to be unpatentable over prior art, including the patents exclusively licensed by us from NeuroSpheres. In December 2010, the European Patent Office ruled that all composition claims in Neuralstem’s ’968 European patent were invalid and unpatentable over prior art including several of the NeuroSpheres patents licensed to us. Neuralstem has appealed this decision.

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

STEMCELLS, INC. (name of Registrant)
May 10, 2011	/s/ Rodney K. B. Young
Rodney K. B. Young
Chief Financial Officer

Exhibit Index

Exhibit 31.1 —	Certification of Martin McGlynn under Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2 —	Certification of Rodney K. B. Young under Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 —	Certification of Martin McGlynn Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2 —	Certification of Rodney K. B. Young Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002