Form 10-Q
period 2011-06-30
STEMCELLS INC
filed 2011-08-05
CIK 883975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended: June 30, 2011
Commission File Number: 0-19871
STEMCELLS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	94-3078125

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	identification No)
7707 Gateway Blvd
Newark, CA 94560

(Address of principal executive offices including zip code)
(510) 456-3100

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At August 2, 2011, there were 13,879,893 shares of Common Stock, $.01 par value, issued and outstanding.

STEMCELLS, INC.
NOTE REGARDING REFERENCES TO US AND OUR COMMON STOCK
Throughout this Form 10-Q, the words “we,” “us,” “our,” and “StemCells” refer to StemCells, Inc., including our directly and indirectly wholly-owned subsidiaries. “Common stock” refers to the common stock, $.01 par value, of StemCells, Inc.

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
STEMCELLS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$6,533,645	$19,707,821
Marketable securities, current	9,123,188	190,804
Trade receivables	81,838	118,890
Other receivables	433,899	151,144
Prepaid assets	591,390	610,980
Other assets, current	489,039	389,039

Total current assets	17,252,999	21,168,678
Property, plant and equipment, net	2,248,319	2,626,821
Other assets, non-current	1,930,418	1,931,871
Goodwill	1,959,642	1,877,315
Other intangible assets, net	2,930,052	2,996,888

Total assets	$26,321,430	$30,601,573

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,350,309	$1,098,962
Accrued expenses and other current liabilities	1,666,914	2,828,168
Accrued wind-down expenses, current	1,406,465	1,310,571
Deferred revenue, current	23,593	45,885
Capital lease obligation, current	52,749	67,847
Deferred rent, current	2,584	—
Bonds payable, current	183,750	176,250

Total current liabilities	4,686,364	5,527,683
Capital lease obligation, non-current	—	17,979
Bonds payable, non-current	430,000	522,500
Fair value of warrant liability	1,868,745	6,671,929
Deposits and other long-term liabilities	291,807	276,439
Accrued wind-down expenses, non-current	1,363,353	1,989,800
Deferred rent, non-current	714,667	1,227
Deferred revenue, non-current	104,974	113,387

Total liabilities	9,459,910	15,120,944
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.01 par value; 75,000,000 shares authorized; issued and outstanding 13,865,574 at June 30, 2011 and 12,731,287 at December 31, 2010*	1,386,557	1,273,128
Additional paid-in capital	336,327,613	325,359,265
Accumulated deficit	(321,053,914)	(311,271,486)
Accumulated other comprehensive income	201,264	119,722

Total stockholders’ equity	16,861,520	15,480,629

Total liabilities and stockholders’ equity	$26,321,430	$30,601,573

See Notes to Condensed Consolidated Financial Statements.

*	Adjusted for the 1-for-10 reverse stock split as discussed in Note 1

STEMCELLS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue:
Revenue from licensing agreements and grants	$49,257	$171,550	$121,349	$285,399
Revenue from product sales	184,840	72,581	334,215	189,005

Total revenue	234,097	244,131	455,564	474,404
Cost of product sales	52,365	24,862	106,889	68,624

Gross profit	181,732	219,269	348,675	405,780
Operating expenses:
Research and development	5,053,834	4,858,228	10,579,511	9,895,742
Selling, general and administrative	2,103,262	2,286,678	4,178,991	4,871,420
Wind-down expenses	114,918	125,833	190,055	291,168

Total operating expenses	7,272,014	7,270,739	14,948,557	15,058,330

Loss from operations	(7,090,282)	(7,051,470)	(14,599,882)	(14,652,550)
Other income (expense):
Realized gain on sale of marketable securities	83,750	—	83,750	—
Change in fair value of warrant liability	3,020,228	2,440,370	4,803,183	3,956,719
Interest income	6,446	13,309	7,818	13,903
Interest expense	(19,793)	(25,054)	(40,000)	(50,554)
Other expense	(35,542)	12,498	(37,297)	(1,940)

Total other income (expense), net	3,055,089	2,441,123	4,817,454	3,918,128

Net loss	$(4,035,193)	$(4,610,347)	$(9,782,428)	$(10,734,422)

Basic and diluted net loss per share*	$(0.29)	$(0.38)	$(0.71)	$(0.90)
Shares used to compute basic and diluted loss per share*	13,802,372	11,990,573	13,741,481	11,943,505
See Notes to Condensed Consolidated Financial Statements.

*	Adjusted for the 1-for-10 reverse stock split as discussed in Note 1

STEMCELLS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(9,782,428)	$(10,734,422)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	612,233	789,911
Stock-based compensation	1,948,727	2,122,513
Gain on sale of marketable securities	(83,750)	—
Loss on disposal of fixed assets	32,093	1,766
Write-down of fixed assets	—	62,807
Change in fair value of warrant liability	(4,803,183)	(3,956,719)
Changes in operating assets and liabilities:
Other receivables	(281,680)	(10,016)
Trade receivables	42,834	260,139
Prepaid and other current assets	(77,282)	(134,510)
Other assets, non-current	3,187	(14,616)
Accounts payable and accrued expenses	(896,382)	(1,636,661)
Accrued wind-down expenses	(530,553)	(413,798)
Deferred revenue	(30,807)	(22,811)
Deferred rent	716,024	(59,756)

Net cash used in operating activities	(13,130,967)	(13,746,173)
Cash flows from investing activities:
Purchase of marketable securities	(9,725,332)	—
Proceeds from the sale of marketable securities	758,206	—
Purchases of property, plant and equipment	(116,582)	(509,064)
Proceeds from sale of property, plant and equipment	42,427	—

Net cash used in investing activities	(9,041,281)	(509,064)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	9,524,758	7,015,322
Proceeds from the exercise of stock options	2,386	18,936
Payments related to net share issuance of stock based awards	(394,096)	(476,559)
Repayment of capital lease obligations	(33,078)	(36,530)
Repayment of bonds payable	(85,000)	(77,500)

Net cash provided by financing activities	9,014,970	6,443,669

Decrease in cash and cash equivalents	(13,157,278)	(7,811,568)
Effects of foreign exchange rate changes on cash	(16,898)	(40,905)
Cash and cash equivalents, beginning of period	19,707,821	38,617,977

Cash and cash equivalents, end of period	$6,533,645	$30,765,504

Supplemental disclosure of cash flow information:
Interest paid	$40,000	$50,554

See Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2011 and 2010
Note 1. Summary of Significant Accounting Policies
Nature of Business
     StemCells, Inc., a Delaware corporation, is a biopharmaceutical company that operates in one segment, the research, development, and commercialization of stem cell therapeutics and related technologies.
     The accompanying financial data as of and for the three and six months ended June 30, 2011 and 2010 have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted pursuant to these rules and regulations. The December 31, 2010 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. However, we believe that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
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
Reverse Stock Split
     We effected a 1-for-10 reverse stock split on July 6, 2011. As a result of the reverse stock split, the outstanding shares of common stock issued and outstanding were reduced from approximately 139 million to 13.9 million. Concurrent with the reverse stock split, we reduced the authorized number of common shares from 250 million to 75 million. The reverse stock split will proportionately reduce all issued and outstanding shares of our common stock, as well as common stock underlying stock options, warrants and other common stock based equity grants outstanding immediately prior to the effectiveness of the reverse stock split. The exercise price on outstanding equity based-grants will proportionately increase, while the number of shares available under our equity-based plans will also be proportionately reduced. Share and per share data (except par value) for the periods presented reflect the effects of this reverse stock split. References to numbers of shares of common stock and per share data in the accompanying financial statements and notes thereto have been adjusted to reflect the reverse stock split on a retroactive basis.
Principles of Consolidation
     The condensed consolidated financial statements include the accounts of StemCells, Inc., and our wholly-owned subsidiaries, including StemCells California, Inc., Stem Cell Sciences Holdings Ltd; and Stem Cell Sciences (UK) Ltd. All significant intercompany accounts and transactions have been eliminated.

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
     If the estimated fair value of a security is below its carrying value, we evaluate whether we have the intent and ability to retain our investment for a period of time sufficient to allow for any anticipated recovery to the cost of the investment, and whether evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Other-than-temporary declines in estimated fair value of all marketable securities are charged to “Other income (expense), net” in the accompanying condensed consolidated statements of operations. No such impairment was recognized during the six months ended June 30, 2011 or 2010.
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
Net Loss per Share
     Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed based on the weighted average number of shares of common stock and other dilutive securities. To the extent these securities are anti-dilutive, they are excluded from the calculation of diluted earnings per share. Share and per share amounts have been adjusted to reflect the one-for-ten reverse stock split effected in July 2011.
     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net loss	$(4,035,193)	$(4,610,347)	$(9,782,428)	$(10,734,422)

Weighted average shares outstanding used to compute basic and diluted net loss per share	13,802,372	11,990,573	13,741,481	11,943,505
Basic and diluted net loss per share	$(0.29)	$(0.38)	$(0.71)	$(0.90)

     The following outstanding potentially dilutive common stock equivalents were excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive as of June 30.

	2011	2010
Options	996,463	1,149,899
Restricted stock units	341,874	488,839
Warrants	1,434,483	1,434,483

Total	2,772,820	3,073,221

Comprehensive Loss
     Comprehensive loss is comprised of net losses and other comprehensive loss or income (OCL). OCL includes certain changes in stockholders’ equity that are excluded from net losses. Specifically, we include in OCL changes in unrealized gains and losses on our marketable securities and unrealized gains and losses on foreign currency translations. Accumulated other comprehensive income was $201,264 as of June 30, 2011 and $119,722 as of December 31, 2010.
     The activity in OCL was as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net loss	$(4,035,193)	$(4,610,347)	$(9,782,428)	$(10,734,422)
Net change in unrealized gains and losses on marketable securities	(101,793)	(31,769)	(118,492)	(72,034)
Net change in unrealized gains and losses on foreign currency translations	6,704	(96,462)	200,034	(406,680)

Comprehensive loss	$(4,130,282)	$(4,738,578)	$(9,700,886)	$(11,213,136)

Recent Accounting Pronouncements
     In May 2011, the FASB issued additional authoritative guidance relating to fair value measurement and disclosure requirements. For fair value measurements categorized in Level 3 of the fair value hierarchy, the new guidance requires (1) disclosure of quantitative information about unobservable inputs; (2) a description of the valuation processes used by the entity; and (3) a qualitative discussion about the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. Entities must report the level in the fair value hierarchy of assets and liabilities that are not recorded at fair value in the statement of financial position but for which fair value is disclosed. The new requirements clarify that the concepts of highest and best use and valuation premise only apply to measuring the fair value of nonfinancial assets. The new requirements also specify that in the absence of a Level 1 input, a reporting entity should incorporate a premium or a discount in a fair value measurement if a market participant would take into account such an input in pricing and asset or liability. Additionally, the new guidance introduces an option to measure certain financial assets and financial liabilities with offsetting positions on a net basis if certain criteria are met. For public entities, these new requirements become effective for interim and annual periods beginning after December 15, 2011. It is applicable to our fiscal year beginning January 1, 2012. We do not expect this new guidance to have a material effect on our consolidated financial statements.
     In June 2011, the FASB issued new accounting guidance which eliminates the current option to present other comprehensive income and its components in the statement of changes in equity. However, under the new guidance, comprehensive income and its components must still be presented under one of two new alternatives. Under the first alternative, the components of other comprehensive income and the components of net income may be presented in one continuous statement referred to as the statement of comprehensive income. Under the second alternative, a statement of other comprehensive income would immediately follow the statement of net income and must be shown with equal prominence as the other primary financial statements. Under either alternative, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. For public entities, these new requirements will become effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively to all prior periods presented. It is applicable to our fiscal year beginning January 1, 2012. We do not expect this new guidance to have a material effect on our consolidated financial statements.

Note 2. Financial Instruments
     The following table summarizes the fair value of our cash, cash equivalents and available-for-sale marketable securities held in our current investment portfolio:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value
June 30, 2011
Cash	$846,396	$—	$—	$846,396
Cash equivalents	5,687,249	—	—	5,687,249
Marketable debt securities, current	9,125,333	—	(2,145)	9,123,188

Total cash, cash equivalents, and marketable securities	$15,658,978	—	$(2,145)	$15,656,833

December 31, 2010
Cash	$1,001,868	$—	$—	$1,001,868
Cash equivalents	18,705,953	—	—	18,705,953
Marketable equity securities, current	74,456	116,348	—	190,804

Total cash, cash equivalents, and marketable securities	$19,782,277	$116,348	$—	$19,898,625

     Gross unrealized gains and losses on cash equivalents were not significant at June 30, 2011 and December 31, 2010. At June 30, 2011, our cash equivalents were primarily money market funds consisting mainly of U.S. Treasury debt securities.
     Our investment in marketable debt securities, are short term investments that consist primarily of commercial paper and corporate debt securities,
     Our investment in marketable equity securities consists of ordinary shares of ReNeuron Group Plc (ReNeuron), a publicly listed U.K. corporation. In July 2005, we entered into an agreement with ReNeuron under which we granted ReNeuron a license that allows ReNeuron to exploit its “c-mycER” conditionally immortalized adult human neural stem cell technology for therapy and other purposes. We received shares of ReNeuron common stock, as well as a cross-license to the exclusive use of ReNeuron’s technology for certain diseases and conditions, including lysosomal storage diseases, spinal cord injury, cerebral palsy, and multiple sclerosis. The agreement also provides for full settlement of any potential claims that either we or ReNeuron might have had against the other in connection with any putative infringement of certain of each party’s patent rights prior to the effective date of the agreement. In July and August 2005, we received approximately 8,836,000 ordinary shares of ReNeuron common stock, net of approximately 104,000 shares that were transferred to NeuroSpheres, Ltd., an Alberta corporation (NeuroSpheres), and subsequently, as a result of certain anti-dilution provisions in the agreement, we received approximately 1,261,000 more shares, net of approximately 18,000 shares that were transferred to NeuroSpheres. In February 2007, we sold 5,275,000 shares for net proceeds of approximately $3,075,000. We recognized approximately $716,000 as realized gain from this transaction. In the first quarter of 2009, we sold 2,900,000 shares of ReNeuron and received net proceeds of approximately $510,000 for a realized gain of approximately $398,000. In the second quarter of 2011, we sold our remaining 1,921,924 shares of ReNeuron and received net proceeds of approximately $158,000 for a realized gain of approximately $84,000. As of June 30, 2011, we no longer hold any shares of ReNeuron.
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
     The following table presents financial assets and liabilities measured at fair value:

	Fair Value Measurement
	at Reporting Date Using
	Quoted Prices	Significant
	in Active Markets	Other
	For	Observable	As of
	Identical Assets	Inputs	June 30,
	(Level 1)	(Level 2)	2011
Financial assets
Cash equivalents:
Money market funds	$5,687,249	$—	$5,687,249
Marketable securities:
Debt securities	9,123,188	—	9,123,188

Total financial assets	$14,810,437	$—	$14,810,437

Financial liabilities
Bond payable	$—	$613,750	$613,750
Warrant liability	—	1,868,745	1,868,745

Total financial liabilities	$—	$2,482,495	$2,482,495

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
     The following table presents changes in goodwill:

Balance as of December 31, 2010	$1,877,315
Foreign currency translation	82,327

Balance as of June 30, 2011	$1,959,642

     The components of our other intangible assets at June 30, 2011 are summarized below:

Net Carrying
Other Intangible Asset Class	Amount
Customer relationships and developed technology	$1,040,305
In-process research and development	1,270,936
Trade name	293,967
Patents	324,844

Total other intangible assets	$2,930,052

     Amortization expense was approximately $93,000 in the second quarter of 2011.
     The expected future annual amortization expense for each of the next five years based on current balances of our intangible assets is as follows:

For the year ending December 31:
2011	$365,213
2012	$365,213
2013	$365,213
2014	$365,213
2015	$365,213
Note 5. Stock-Based Compensation
     We currently grant stock-based awards under three equity incentive plans. As of June 30, 2011, we had 2,370,621 shares authorized to be granted under the three plans. Under these plans we may grant various types of equity awards to our employees, directors and consultants, at prices determined by our Board of Directors, including incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, and performance-based shares. Incentive stock options may only be granted to employees under these plans with a grant price not less than the fair market value of the stock on the date of grant.

We also use these plans to grant shares to employees for the employer match of employee 401(k) plan contributions. Share numbers and exercise prices have been adjusted for the 1-for-10 reverse stock split effected in July 2011.
     Our stock-based compensation expense for the three and six months ended June 30 was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Research and development expense	$522,958	$613,330	$961,001	$1,159,938
Selling, general and administrative expense	491,305	490,212	987,726	962,576

Total employee stock-based compensation expense and effect on net loss	$1,014,263	$1,103,542	$1,948,727	$2,122,514

Effect on basic and diluted net loss per share	$(0.07)	$(0.09)	$(0.14)	$(0.18)

     As of June 30, 2011, we had approximately $4,316,000 of total unrecognized compensation expense related to unvested awards of stock options and restricted stock units granted under our various equity incentive plans that we expect to recognize over a weighted-average vesting period of 2.3 years.
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
     A summary of our stock option activity for the three months ended June 30, 2011 is as follows:

		Weighted-average
	Number of options	exercise price ($)
Balance at March 31, 2011	1,050,529	20.00
Granted	3,750	7.30
Exercised	(1,340)	1.10
Cancelled	(56,476)	15.50

Outstanding options at June 30, 2011	996,463	20.10

     A summary of changes in unvested options for the three months ended June 30, 2011 is as follows:

			Weighted-average
		Weighted-average	grant
	Number of options	exercise price ($)	date fair value ($)
Unvested options at March 31, 2011	302,901	12.50	10.00
Granted	3,750	7.30	5.30
Vested	(65,558)	12.90	10.20
Cancelled	(44,587)	13.40	10.20

Unvested options at June 30, 2011	196,506	12.10	9.70

     The estimated fair value of options vested was approximately $669,000 in the three months ended June 30, 2011.
Restricted Stock Units
     We have granted restricted stock units (RSUs) to certain employees which entitle the holders to receive shares of our common stock upon vesting of the RSUs. The fair value of restricted stock units granted are based upon the market price of the underlying common stock as if it were vested and issued on the date of grant.

     A summary of changes in unvested restricted stock units for the three months ended June 30, 2011 is as follows:

		Weighted-average grant
	Number of RSUs	date fair value ($)
Unvested restricted stock units at March 31, 2011	427,931	12.00
Granted(1)	2,500	7.20
Vested	(125,644)	11.60
Cancelled	(10,280)	12.20

Balance unvested at June 30, 2011	294,507	11.40

(1)	These restricted stock units vest and convert into shares of our common stock after one year from the date of grant.
     Stock Appreciation Rights
     In July 2006, we granted cash-settled Stock Appreciation Rights (SARs) to certain employees that give the holder the right, upon exercise, to the difference between the price per share of our common stock at the time of exercise and the exercise price of the SARs.
     The SARs have a maximum term of ten years with an exercise price of $20.00, which is equal to the market price of our common stock at the date of grant. The SARs vest 25% on the first anniversary of the grant date and 75% vest monthly over the remaining three-year service period. All of the outstanding SARs as of June 30, 2011 are fully vested. Compensation expense is based on the fair value of SARs which is calculated using the Black-Scholes option pricing model. The stock-based compensation expense and liability are re-measured at each reporting date through the earlier date of settlement or forfeiture of the SARs.
     A summary of the changes in SARs for the three months ended June 30, 2011 is as follows:

Number of SARs
Outstanding at March 31, 2011	135,409
Granted	—
Exercised	—
Forfeited and expired	—
Outstanding SARs at June 30, 2011	135,409

SARs exercisable at June 30, 2011	135,409

     For the three months ended June 30, 2011, we re-measured the liability related to the SARs and reduced compensation expense by approximately $71,000. For the same period in 2010, we reduced compensation expense by approximately $148,000.
     The compensation expense recognized for the three months ended June 30, 2011 may not be representative of compensation expense for future periods and its resulting effect on net loss and net loss per share attributable to common stockholders, due to changes in the fair value calculation which is dependent on the stock price, volatility, interest and forfeiture rates, additional grants and subsequent periods of vesting. We will continue to recognize compensation cost each period, which will be the change in fair value from the previous period through the earlier date of settlement or forfeiture of the SARs.
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

     The summary of the changes to our wind-down reserve related to this facility for 2011 and 2010 were as follows:

	January 1 to	April 1 to	January 1 to	January 1 to
	March 31,	June 30,	June 30,	December 31,
	2011	2011	2011	2010
Accrued wind-down reserve at beginning of period	$2,644,000	$2,402,000	$2,644,000	$3,572,000
Less actual expenses recorded against estimated reserve during the period	(317,000)	(301,000)	(618,000)	(1,219,000)
Additional expense recorded to revise estimated reserve at period-end	75,000	115,000	190,000	291,000

Revised reserve at period-end	2,402,000	2,216,000	2,216,000	2,644,000
Add deferred rent at period-end	605,000	554,000	554,000	656,000

Total accrued wind-down expenses at period-end (current and non-current)	$3,007,000	$2,770,000	$2,770,000	$3,300,000

Accrued wind-down expenses, current	$1,356,000	$1,406,000	$1,406,000	$1,311,000
Accrued wind-down expenses, non-current	1,651,000	1,364,000	1,364,000	1,989,000

Total accrued wind-down expenses	$3,007,000	$2,770,000	$2,770,000	$3,300,000

Australia
     On April 1, 2009, as part of our acquisition of the SCS operations, we acquired certain operations near Melbourne, Australia. In order to reduce operating complexity and expenses, we made the decision to close our site in Australia and consolidate personnel and programs to our Cambridge, U.K. and Palo Alto, California sites. At June 30, 2009, we established a reserve of approximately $310,000 for the estimated costs to close down and exit our Australia operations. The reserve reflects the estimated cost to terminate our facility lease in Australia (which provided for an original termination date of December 31, 2010), employee termination benefits and other liabilities associated with the wind-down and relocation of our operations in Australia. As of December 31, 2010, the facility lease agreement had been terminated and our operations in Australia had been relocated to Cambridge, U.K. and Palo Alto, California. We recorded actual expenses, net of foreign currency translation changes of approximately $241,000 against this reserve. At December 31, 2010, we concluded that all costs related to the close down and exit of our Australia operations have been recorded against the reserve and we closed the reserve by crediting the remaining reserve balance of $69,000 to wind-down expense.
Note 7. Commitments and Contingencies
Leases
     Capital Leases
     We entered into direct financing transactions with the State of Rhode Island and received proceeds from the issuance of industrial revenue bonds totaling $5,000,000 to finance the construction of our pilot manufacturing facility in Rhode Island. The related lease agreements are structured such that lease payments fully fund all semiannual interest payments and annual principal payments through maturity in August 2014. The interest rate for the remaining bond series is 9.5%. The bond contains certain restrictive covenants which limit, among other things, the payment of cash dividends and the sale of the related assets. The outstanding principal was approximately $614,000 at June 30, 2011 and $699,000 at December 31, 2010.
Operating Leases
     We lease various real properties under operating leases that generally require us to pay taxes, insurance, maintenance, and minimum lease payments. Some of our leases have options to renew.
     Operating Leases — California
     We currently lease space in an approximately 68,000 square foot facility located at the Stanford Research Park in Palo Alto, California. The facility includes space for animals, laboratories, offices, and a GMP (Good Manufacturing Practices) suite. Prior to September 2010, we leased approximately 68,000 square feet of the facility, and were required to provide a letter of credit for approximately $778,000, which served as a security deposit for the duration of the lease term. The letter of credit issued by our financial institution is collateralized by a certificate of deposit for the same amount, which was reflected as restricted cash in other assets, non-current on our condensed consolidated balance sheets. In September 2010, we amended our lease to reduce the area leased to 51,200 square feet, to change the expiry date of the lease term from August 31, 2011 to June 30, 2011, and to reduce the letter of credit that serves as a security deposit to approximately $389,000 from approximately $778,000. The difference of approximately $389,000 was transferred from our restricted cash account to our cash and cash equivalents account. In connection with this September 2010 lease amendment, we terminated a space-sharing agreement covering approximately 10,451 square feet of this facility. In February 2011, we amended our lease to extend the term expiry date from June 30, 2011 to August 31, 2011. At June 30, 2011, the aggregate remaining rent payment under the amended lease is approximately $280,000. We recognize operating lease expense on a straight-line basis.
     In September 2010, we entered into a two-year sublease agreement with Caliper Life Sciences, Inc., for approximately 13,200 square feet in a facility located in Mountain View, California. We will pay approximately $695,000 in aggregate as rent over the term of the lease. The lease contains escalating rent payments, which we recognize as operating lease expense on a straight-line basis. Deferred rent was approximately $3,000 as of June 30, 2011, and approximately $1,000 as of December 31, 2010.
     In December 2010, we entered into a commercial lease agreement with BMR-Gateway Boulevard LLC (“BMR”), as landlord, for approximately 43,000 square feet of office and research space at BMR’s Pacific Research Center in Newark, California. The initial term of the lease is approximately eleven and one-half years, and we relocated our corporate headquarters and core research activities to this facility in July 2011. Initial base rent is expected to be approximately $2.20 per square foot, with yearly increases throughout the term, and subject to certain adjustments for draws upon the tenant allowances among other things. We will pay approximately $14,906,000 in aggregate as rent over the term of the lease, which we recognize as operating lease expense on a straight-line basis. Deferred rent was approximately $714,000 as of June 30, 2011. We constructed laboratories, offices and related infrastructure within the leased space during the first several months of the lease. As part of the lease, BMR has agreed to provide various financial allowances so that we can build initial and future laboratories, offices and other improvements, subject to customary terms and conditions relating to landlord-funded tenant improvements. As part of the lease, we have, until January 2013, an option to lease up to an additional 30,000 square feet in the building.
     Operating Leases — Rhode Island
     We entered into a fifteen-year lease agreement for a scientific and administrative facility (SAF) in Rhode Island in connection with a sale and leaseback arrangement in 1997. The lease term expires June 30, 2013 and includes escalating rent payments which we recognize on a straight-line basis. Deferred rent expense for this facility was approximately $554,000 at June 30, 2011 and $656,000 at December 31, 2010, and is included as part of the wind-down accrual on the accompanying condensed consolidated balance sheets. For the year 2011, we expect to pay approximately $1,172,000 in operating lease payments and estimated operating expenses of approximately $625,000, before receipt of sub-tenant income and we expect to receive, in aggregate, approximately $364,000 in sub-tenant rent and operating expenses. As a result of the above transactions, our estimated cash outlay net of sub-tenant rent for the SAF will be approximately $1,433,000 for 2011.
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

Contingencies
     In July 2006, we filed suit against Neuralstem, Inc. in the Federal District Court for the District of Maryland, alleging that Neuralstem’s activities violate claims in four of the patents we exclusively licensed from NeuroSpheres, specifically U.S. Patent No. 6,294,346 (claiming the use of human neural stem cells for drug screening), U.S. Patent No. 7,101,709 (claiming the use of human neural stem cells for screening biological agents), U.S. Patent No. 5,851,832 (claiming methods for proliferating human neural stem cells), and U.S. Patent No. 6,497,872 (claiming methods for transplanting human neural stem cells). In May 2008, we filed a second patent infringement suit against Neuralstem and its two founders, Karl Johe and Richard Garr. In this suit, which we filed in the Federal District Court for the Northern District of California, we allege that Neuralstem’s activities infringe claims in two patents we exclusively license from NeuroSpheres, specifically U.S. Patent No. 7,361,505 (claiming composition of matter of human neural stem cells derived from any source material) and U.S. Patent No. 7,115,418 (claiming methods for proliferating human neural stem cells). In addition, we allege various state law causes of action against Neuralstem arising out of its repeated derogatory statements to the public about our patent portfolio. Also in May 2008, Neuralstem filed suit against us and NeuroSpheres in the Federal District Court for the District of Maryland seeking a declaratory judgment that the ‘505 and ‘418 patents are either invalid or are not infringed by Neuralstem and that Neuralstem has not violated California state law. In August 2008, the California court transferred our lawsuit against Neuralstem to Maryland for resolution on the merits. In July 2009, the Maryland District Court granted our motion to consolidate these two cases with the litigation we initiated against Neuralstem in 2006. Discovery is ongoing in these cases and we anticipate a trial date in 2012.
     In addition to the actions described above, in April 2008, we filed an opposition to Neuralstem’s European Patent No. 0 915 968 (methods of isolating, propagating and differentiating CNS stem cells), because the claimed invention is believed by us to be unpatentable over prior art, including the patents exclusively licensed by us from NeuroSpheres. In December 2010, the European Patent Office ruled that all composition claims in Neuralstem’s ‘968 European patent were invalid and unpatentable over prior art including several of the NeuroSpheres patents licensed to us. Neuralstem has appealed this decision.
     Effective 2008, as part of an indemnification agreement with NeuroSpheres, we are entitled to offset all litigation costs incurred in this patent infringement suit, against amounts that would otherwise be owed to NeuroSpheres under our exclusive license agreements with NeuroSpheres, such as annual maintenance fees, milestones and royalty payments. Under the terms of our license agreements, we are required to make annual payments of $50,000 to NeuroSpheres, and we expect to make these annual payments through the remaining life of the patent which, at December 31, 2010, was approximately 14 years. We have therefore capitalized $700,000 (14 years at $50,000 per year) to offset litigation costs. The amount capitalized is not dependent on the achievement of any milestones or related to any other contingent payments which may become due under the arrangement. We will reduce this asset by $50,000 per year in lieu of the cash payments due to NeuroSpheres. As the $50,000 annual payments are fully creditable against royalties due to Neurospheres, we have classified the capitalized amount as prepaid royalties under “Other assets, non-current” on our accompanying Consolidated Balance Sheets. We have concluded that the estimated balance of $700,000, as of June 30, 2011, is a fair estimate and realizable against future milestone and royalty payments to NeuroSpheres, and that litigation costs incurred above this amount will be expensed as incurred. Management will reevaluate this estimate on a quarterly basis based on actual costs and other relevant factors.
Note 8. Warrant Liability
     We use the Black-Scholes option pricing model to estimate fair value of warrants issued. In using this model, we make certain assumptions about risk-free interest rates, dividend yields, volatility and expected term of the warrants. Risk-free interest rates are derived from the yield on U.S. Treasury debt securities. Dividend yields are based on our historical dividend payments, which have been zero to date. Volatility is derived from the historical volatility of our common stock as traded on NASDAQ. The expected term of the warrants is based on the time to expiration of the warrants from the date of measurement. Share numbers and exercise prices have been adjusted for the 1-for-10 reverse stock split.
     In November 2008, we sold 1,379,310 units to institutional investors at a price of $14.50 per unit, for gross proceeds of $20,000,000. The units, each of which consisted of one share of common stock and a warrant to purchase 0.75 shares of common stock at an exercise price of $23.00 per share, were offered as a registered direct offering under a shelf registration statement previously filed with, and declared effective by, the SEC. We received total proceeds, net of offering expenses and placement agency fees, of approximately $18,637,000. We recorded the fair value of the warrants to purchase 1,034,483 shares of our common stock as a liability. The fair value of the warrant liability will be revalued at the end of each reporting period, with the change in fair value of the warrant liability recorded as a gain or loss in our condensed consolidated statements of operations. The fair value of the warrants will continue to be classified as a liability until such time as the warrants are exercised, expire or an amendment of the warrant agreement renders these warrants to be no longer classified as a liability.
     The assumptions used for the Black-Scholes option pricing model are as follows:

	To Calculate
	Fair Value of Warrant
	Liability at
	June 30, 2011	December 31, 2010
Expected life (years)	2.9	3.4
Risk-free interest rate	0.9%	1.2%
Expected volatility	84.1%	83.6%
Expected dividend yield	0%	0%

	At June 30,	At December 31,	Change in Fair Value
	2011	2010	of Warrant Liability
Fair value of warrant liability	$1,115,586	$4,408,449	$(3,292,863)
     In November 2009, we sold 1,000,000 units to institutional investors at a price of $12.50 per unit, for gross proceeds of $12,500,000. The units, each of which consisted of one share of common stock and a warrant to purchase 0.40 shares of common stock at an exercise price of $15.00 per share, were offered as a registered direct offering under a shelf registration statement previously filed with, and declared effective by, the SEC. We received total proceeds, net of offering expenses and placement agency fees, of approximately $11,985,000. We recorded the fair value of the warrants to purchase 400,000 shares of our common stock as a liability. The fair value of the warrant liability will be revalued at the end of each reporting period, with the change in fair value of the warrant liability recorded as a gain or loss in our condensed consolidated statements of operations. The fair value of the warrants will continue to be classified as a liability until such time as the warrants are exercised, expire or an amendment of the warrant agreement renders these warrants to be no longer classified as a liability.
     The assumptions used for the Black-Scholes option pricing model are as follows:

	To Calculate
	Fair Value of Warrant Liability at
	June 30,	December 31,
	2011	2010
Expected life (years)	3.8	4.3
Risk-free interest rate	1.3%	1.6%
Expected volatility	80.9%	77.5%
Expected dividend yield	0%	0%

	At June 30,	At December 31,	Change in Fair Value
	2011	2010	of Warrant Liability
Fair value of warrant liability	$753,160	$2,263,480	$(1,510,320)
Note 9. Common Stock
     We effected a 1-for-10 reverse stock split on July 6, 2011. As a result of the reverse stock split, the outstanding shares of common stock issued and outstanding were reduced from approximately 139 million to 13.9 million. Concurrent with the reverse stock split, we reduced the authorized number of common shares from 250 million to 75 million. The reverse stock split will proportionately reduce all issued and outstanding shares of our common stock, as well as common stock underlying stock options, warrants and other common stock based equity grants outstanding immediately prior to the effectiveness of the reverse stock split. The exercise price on outstanding equity based-grants will proportionately increase, while the number of shares available under our equity-based plans will also be proportionately reduced. Share and per share data (except par value) for the periods presented reflect the effects of this reverse stock split. References to numbers of shares of common stock and per share data in the accompanying financial statements and notes thereto have been adjusted to reflect the reverse stock split on a retroactive basis.
     In January 2011, we sold 1,000,000 shares of our common stock to selected institutional investors at a price of $10.00 per share. We received net proceeds, after deducting offering expenses and fees, of approximately $9,400,000. The investors were also granted an option to purchase an additional 600,000 shares at $10.00 per share. The option was not exercised and expired on February 18, 2011. The shares were offered under our effective shelf registration statement filed with the SEC on June 25, 2008.
     In the second quarter of 2011, we sold a total of 28,086 shares of our common stock under a sales agreement entered into in June 2009 at an average price per share of $5.60 for gross proceeds of approximately $157,000. The sales agent is paid compensation equal to 3% of gross proceeds pursuant to the terms of the agreement. The shares were offered under our effective shelf registration filed with the SEC in November 2010.
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
     The research markets served by our tools and technologies products are highly competitive, complex and dynamic. Technological advances and scientific discoveries have accelerated the pace of change in biological research, and stem cell technologies have been evolving particularly fast. We compete mainly by focusing on specialty media and antibody reagent products and cell-based assays, which are custom designed for use in stem cell-based research, where we believe our expertise, intellectual property and reputation give us competitive advantage. We believe that, in this particular market niche, our products and technologies offer customers specific advantages over those offered by our competitors. We compete by offering innovative, quality-controlled products, consistently made and designed to produce reproducible results. We continue to make investments in research and development, quality management, quality improvement, and product innovation. We cannot assure you that we will have sufficient resources to continue to make such investments. For the three-month period ended June 30, 2011, we generated revenues from the sale of specialty cell culture products of approximately $185,000. There can be no assurance that we will be able to continue to generate such revenues in the future.
Significant Events
     In April 2011, we entered into a collaboration with Frank LaFerla, Ph.D., a world renowned leader in Alzheimer’s disease research, to study the therapeutic potential of our HuCNS-SC human neural stem cells in Alzheimer’s disease. Dr. LaFerla’s published research has shown that mouse neural stem cells enhance memory in a mouse model of Alzheimer’s disease. The goal of this collaboration is to replicate these results in the mouse model using our human neural stem cells.
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
     In May 2011, we reduced our US-based workforce by 30 percent to reduce our cash burn rate and extend our financial resources in order to focus on advancing the clinical development of our lead product candidate HuCNS-SC cells as a potential treatment for spinal cord injury, myelination disorders, age-related macular degeneration, and other CNS disorders.
     In June 2011, at the International Society for Stem Cell Research (ISSCR) 9th Annual Meeting, we presented evidence of engraftment, migration and the long-term survival of our HuCNS-SC neural stem cells following transplantation into patients with NCL. Importantly, the results show that the cells can persist following the completion of the planned year-long immunosuppression regimen. The data supports the Company’s premise regarding the viability and utility of neural stem cell therapy as a potential treatment for a wide range of CNS disorders.
     In July 2011, we published a collaborative study which used commercially available SC Proven serum-free cell culture media for the reproducible and robust production of large numbers of genetically stable, self-renewing cells that retain true multi-potent biological function over extended culture periods. This work overcomes a key hurdle to the use of non-immortalized cells for regenerative medicine, and demonstrates the utility of human tissue-derived neural stem cells as a scalable platform for cell-based drug discovery and drug screening applications. The paper was published in a special edition of Neurochemistry International dedicated to “The Potential of Stem Cells for 21st Century Neuroscience.”
     In July 2011 we relocated our corporate headquarters and U.S.-based research and development operations to 7707 Gateway Blvd, Newark, CA 94560, USA. The new facilities comprise newly constructed, custom designed laboratory and office space, and will house the majority of our U.S. workforce.
     In July 2011, following the affirmative vote of our stockholders at our Annual Meeting, we effected a one-for-ten reverse stock split which reduced the number of shares outstanding from approximately 139 million to approximately 13.9 million.
     In July 2011, we received notification from The NASDAQ Stock Market that we had regained compliance with the minimum bid price requirement needed to continue listing on the NASDAQ Global Market. The NASDAQ Listing Rules require the Company’s stock to evidence a closing bid price of $1.00 per share or more for ten consecutive days.
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
     We review our valuation assumptions at each grant date and, as a result, our assumptions in future periods may change. As of June 30, 2011, we expect to recognize approximately $4,316,000 of compensation expense related to unvested stock-based awards over a weighted-average period of 2.3 years. See also Note 5, “Stock-Based Compensation,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.
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
     Management forms its best estimate on a quarterly basis, after considering actual sublease activity, reports from our broker/realtor about current and predicted real estate market conditions in Rhode Island, the likelihood of new subleases in the foreseeable future for the specific facility and significant changes in the actual or projected operating expenses of the property. We discount the projected net outflow over the term of the leasehold to arrive at the present value, and adjust the reserve to that figure. The estimated vacancy rate for the facility is an important assumption in determining the reserve because changes in this assumption have the greatest effect on estimated sublease income. In addition, the vacancy rate estimate is the variable most subject to change, while at the same time it involves the greatest judgment and uncertainty due to the absence of highly predictive information concerning the future of the local economy and future demand for specialized laboratory and office space in that area. The average vacancy rate of the facility over the last eight years (2003 through 2010) was approximately 74%, varying from 62% to 89%. As of June 30, 2011, based on current information available to management, the vacancy rate is projected to be approximately 69% for 2011, and approximately 70% from 2012 through the end of the lease. These estimates are based on actual occupancy as of June 30, 2011, predicted lead time for acquiring new subtenants, historical vacancy rates for the area, and assessments by our broker/realtor of future real estate market conditions. If the assumed vacancy rate for the remainder of the lease had been 5% higher or lower at June 30, 2011, then the reserve would have increased or decreased by approximately $67,000. Similarly, a 5% increase or decrease in the operating expenses for the facility would have increased or decreased the reserve by approximately $57,000, and a 5% increase or decrease in the assumed average rental charge per square foot would have decreased or increased the reserve by approximately $22,000. Management does not wait for specific events to change its estimate, but instead uses its best efforts to anticipate them on a quarterly basis. See Note 6 “Wind-Down Expenses,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.
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
     In May 2011, we eliminated 20 full-time positions in our US-based workforce, primarily in the research and general and administrative areas. We estimate this reduction in force will generate annual expense reductions of approximately $2.3 million, primarily from savings in salaries and benefits and reductions in laboratory supply costs. We recorded a one-time charge for severance and related expenses of approximately $260,000 in the second quarter ended June 30, 2011.
     We effected a 1-for-10 reverse stock split on July 6, 2011. References to numbers of shares of common stock and per share data have been adjusted to reflect the reverse stock split on a retroactive basis. See Note 1 “Summary of Significant Accounting Policies” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

Revenue and Cost of Product Sales
     Revenue for the three and six-month periods ended June 30, 2011, as compared with the same periods in 2010, is summarized in the table below:

	Three months ended,				Six months ended,
	June 30		Change in 2011 versus 2010		June 30		Change in 2011 versus 2010
	2011	2010	$	%	2011	2010	$	%
Revenue:
Licensing agreements and grants	$49,257	$171,550	$(122,293)	(71)%	$121,349	$285,399	$(164,050)	(57)%
Product sales	184,840	72,581	112,259	155%	334,215	189,005	145,210	77%

Total revenue	234,097	244,131	(10,034)	(4)%	455,564	474,404	(18,840)230,273	(4)%
Cost of product sales	52,365	24,862	(27,503)	111%	106,889	68,624	(38,265)	56%

Gross Profit	$181,732	$219,269	$(37,537)	(17)%	$348,675	$405,780	$(57,105)	(14)%

     Total revenue in the second quarter of 2011 was approximately $234,000, which was flat compared to the total revenue of approximately $244,000 in the second quarter of 2010.
     Second quarter ended June 30, 2011 versus second quarter ended June 30, 2010. In the second quarter of 2011, revenue from product sales was approximately $185,000, or 155%, higher as compared to the same period in 2010. This increase was primarily attributable to both increased unit volumes and new product launches in our SC Proven line of media and reagents. Licensing and grant revenue decreased by approximately $122,000, or 71%, in 2011 compared to 2010, which was primarily attributable to the completion and termination of several projects funded by grants in 2010.
     Total revenue in the six-month period ended June 30, 2011 was approximately $456,000, which was flat compared to the total revenue of approximately $474,000 in the similar period of 2010.
     Six-month period ended June 30, 2011 versus six-month period ended June 30, 2010. In the six-month period ended June 30, 2011, revenue from product sales was approximately $334,000, or 77%, higher as compared to the same period in 2010. This increase was primarily attributable to both increased unit volumes and new product launches in our SC Proven line of media and reagents. Licensing and grant revenue decreased by approximately $164,000, or 57%, in 2011 compared to 2010, which was primarily attributable to the completion and termination of several projects funded by grants in 2010.
Operating Expenses
     Operating expenses for the three and six-month periods ended June 30, 2011, as compared with the same periods in 2010, is summarized in the table below:

	Three months ended,				Six months ended,
	June 30		Change in 2011 versus 2010		June 30		Change in 2011 versus 2010
	2011	2010	$	%	2011	2010	$	%
Operating expenses:
Research & development	$5,053,834	$4,858,228	$195,606	4%	$10,579,511	$9,895,742	$683,769	7%
Selling, general & administrative	$2,103,262	$2,286,678	$(183,416)	(8)%	$4,178,991	$4,871,420	$(692,429)	(14)%
Wind-down expenses	114,918	125,833	(10,915)	(9)%	190,055	291,168	(101,113)	(35)%

Total operating expenses	$7,272,014	$7,270,739	$1,275	*	$14,948,557	$15,058,330	$(109,773)	*

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

*	Less than 1%

laboratories for testing clinical samples and consultants. Cumulative R&D costs incurred since we refocused our activities on developing cell-based therapeutics (fiscal years 2000 through the three months ended June 30, 2011) were approximately $143 million. Over this period, the majority of these cumulative costs were related to: (i) characterization of our proprietary HuCNS-SC cells, (ii) expenditures for toxicology and other preclinical studies, preparation and submission of applications to regulatory agencies to conduct clinical trials and obtaining regulatory clearance to initiate such trials, all with respect to our HuCNS-SC cells, (iii) preclinical studies and development of our human liver engrafting cells, (iv) costs associated with cell processing and process development, and (v) costs associated with our clinical studies.
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
     R&D expenses totaled approximately $5,054,000 in the second quarter of 2011 compared with $4,858,000 in the second quarter of 2010.
     Second quarter ended June 30, 2011 versus second quarter ended June 30, 2010. R&D expenses increased approximately $196,000, or 4%, in 2011 compared to 2010. In the second quarter of 2011, we had approximately $222,000 in severance payments related to the reduction in workforce effected by us in May 2011, and payroll expenses were approximately $226,000 lower compared to the second quarter of 2010. R&D expenses also increased primarily because of (i) an increase of approximately $125,000 in expenses related to our clinical trials, (ii) an increase of approximately $191,000 in external service expenses primarily related to continuing preclinical studies of our HuCNS-SC cells for retinal disorders and other potential indications, and (iii) an increase of approximately $189,000 of facility costs allocated to R&D. These increased expenses were partially offset by (i) a decrease in stock-based compensation expense of approximately $73,000, (ii) a decrease of approximately $182,000 in operating expenses at our U.K. operations as we consolidated our activities at the site and (iii) a decrease of approximately $50,000 in other expenses.
     R&D expenses totaled approximately $10,580,000 in the six-month period ended June 30, 2011, as compared with $9,896,000 for the same period in 2010.
     Six-month period ended June 30, 2011 versus six-month period ended June 30, 2010. R&D expenses increased approximately $684,000, or 7%, in 2011 compared to 2010. In the first six months of 2011, we had approximately $222,000 in severance payments related to the reduction in workforce effected by us in May 2011, and payroll expenses were approximately $156,000 lower compared to the first six months of 2010. R&D expenses also increased primarily because of (i) an increase of approximately $313,000 in expenses related to our clinical trials, (ii) an increase of approximately $299,000 in external service expenses primarily related to continuing preclinical studies of our HuCNS-SC cells for retinal disorders and other potential indications, (iii) an increase of approximately $550,000 of facility costs allocated to R&D, and (iv) an increase of approximately $38,000 in other operating expenses. These increased expenses were partially offset by (i) a decrease in stock-based compensation expense of approximately $222,000, and (ii) a decrease of approximately $360,000 in operating expenses at our U.K. operations as we consolidated our activities at the site.
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

     SG&A expenses totaled approximately $2,103,000 in the second quarter of 2011 compared with approximately $2,287,000 in the second quarter of 2010.
     Second quarter ended June 30, 2011 versus second quarter ended June 30, 2010. SG&A expenses decreased approximately $183,000, or 8%, in 2011 compared to 2010. This decrease was primarily attributable to (i) a decrease of approximately $155,000 in operating expenses at our U.K. operations as we consolidated our activities at the site and (ii) a decrease of approximately $28,000 in other operating expenses. The decrease in the second quarter 2011 compared to 2010 was net of approximately $38,000 in severance payments related to the reduction in workforce effected by us in May 2011.
     SG&A expenses totaled approximately $4,179,000 in the six-month period ended June 30, 2011, as compared with $4,871,000 for the same period in 2010.
     Six-month period ended June 30, 2011 versus six-month period ended June 30, 2010. SG&A expenses decreased approximately $692,000, or 14%, in 2011 compared to 2010. This decrease was primarily attributable to (i) a decrease of approximately $140,000 in outside services that include legal fees and recruiting fees, (ii) a decrease of approximately $362,000 in operating expenses at our U.K. operations as we consolidated our activities at the site, (iii) a decrease of approximately $120,000 in personnel expenses primarily attributable to a reduced head count in 2011 as compared to 2010, and (iv) a net decrease in other operating expenses of approximately $70,000. This decrease in the six months of 2011 compared to 2010 was net of approximately $38,000 in severance payments related to the reduction in workforce effected by us in May 2011.
     Wind-down Expenses

	Three months ended,				Six months ended,
	June 30		Change in 2011 versus 2010		June 30		Change in 2011 versus 2010
	2011	2010	$	%	2011	2010	$	%
Wind-down expenses	$114,918	$125,833	$(10,915)	(9)%	$190,055	$291,168	$(101,113)	(34)%
     Rhode Island
     In 1999, in connection with exiting our former research facility in Rhode Island, we created a reserve for the estimated lease payments and operating expenses related to it. The reserve has been re-evaluated and adjusted based on assumptions relevant to real estate market conditions and the estimated time until we could either fully sublease, assign or sell our remaining interests in the property. The reserve was approximately $2,644,000 at December 31, 2010. Payments net of subtenant income of approximately $317,000 and $301,000 for the first and second quarter of 2011 respectively were recorded against this reserve. We re-evaluated the estimate at the end of each quarter in 2011 and adjusted the reserve to approximately $2,216,000 by recording in aggregate, additional wind-down expenses of approximately $190,000. For the similar period in 2010, payments recorded against the reserve were approximately $315,000 and $280,000 for the first and second quarter respectively and to adjust the reserve, we recorded in aggregate additional wind-down expenses of approximately $291,000. Expenses for this facility will fluctuate based on changes in tenant occupancy rates and other operating expenses related to the lease. Even though it is our intent to sublease, assign, sell, or otherwise divest ourselves of our interests in the facility at the earliest possible time, we cannot determine with certainty a fixed date by which such events will occur. In light of this uncertainty, based on estimates, we will periodically re-evaluate and adjust the reserve, as necessary. See Note 6 “Wind-down expenses,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.
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
Other Income (Expense)
     Other income totaled approximately $3,055,000 in the second quarter of 2011 compared with other income of $2,441,000 in the same period of 2010, and other income of $4,817,000 for the six-month period ended June 30, 2011 compared with other income of approximately $3,918,000 for the six-month period ended June 30, 2010.

	Three months ended,		Change in 2011 versus		Six months ended,		Change in 2011 versus
	June 30		2010		June 30		2010
	2011	2010	$	%	2011	2010	$	%
Other income (expense):
Change in fair value of warrant liability	$3,020,228	$2,440,370	$579,858	24%	$4,803,183	$3,956,719	$846,464	21%
Realized gain on sale of marketable securities	83,750	—	83,750	* %	83,750	—	83,750	* *
Interest income	6,446	13,309	(6,863)	(52)%	7,818	13,903	(6,085)	(44)%
Interest expense	(19,793)	(25,054)	5,261	(21)%	(40,000)	(50,554)	10,554	(21)%
Other expense, net	(35,542)	12,498	(48,040)	(384)%	(37,297)	(1,940)	(35,357)	(1,823)%

Total other income	$3,055,089	$2,441,123	$613,966	25%	$4,817,454	$3,918,128	$899,326	23%

     Change in Fair Value of Warrant Liability
     As part of both our November 2008 and November 2009 financings, we issued warrants with five year terms to purchase 1,034,483 and 400,000 shares of our common stock at $23.00 and $15.00 per share, respectively. As the contracts include the possibility of net-cash settlement, we are required to classify the fair value of the warrants issued as a liability, with subsequent changes in fair value to be recorded as income (loss) on change in fair value of warrant liability. The fair value of the warrants is determined using the Black-Scholes option pricing model and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. Our estimate of the expected volatility is based on historical volatility. The expected term of the warrants is based on the time to expiration of the warrants from the date of measurement. Risk-free interest rates are derived from the yield on U.S. Treasury debt securities. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability. See Note 8 “Warrant Liability” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.
     Realized gain on sale of marketable securities
     In the second quarter of 2011, we sold our remaining 1,921,924 shares of ReNeuron and received net proceeds of approximately $158,000 for a realized gain of approximately $84,000. At June 30, 2011, we held no shares of ReNeuron. See Note 2 “Financial Instruments” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.
     Interest Income
     Interest income in the three month period ended June 30, 2011 and 2010 were not significant due to low average yields.
     Interest Expense

**	Calculation is not meaningful

     Interest expense decreased by approximately $5,000 or 21% in the second quarter of 2011, and $11,000 or 21% for the six-month period ended June 30, 2011, when compared to the same periods in 2010. Interest expense is primarily for outstanding debt and capital lease balances. See Note 7 “Commitment and Contingencies,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.
Liquidity and Capital Resources
     Since our inception, we have financed our operations through the sale of common and preferred stock, the issuance of long-term debt and capitalized lease obligations, revenue from collaborative agreements, research grants, license fees, and interest income.

	June 30,	December 31,	Change
	2011	2010	$	%
Cash and cash equivalents	$6,533,645	$19,707,821	$(13,174,176)	(67)%
     In summary, our cash flows were:

	Three months ended June 30,		Change in 2011 versus 2010
	2011	2010	$	%
Net cash used in operating activities	$(13,130,967)	$(13,746,173)	$615,206	(4)%
Net cash used in investing activities	$(9,041,281)	$(509,064)	$(8,532,217)	*
Net cash provided by financing activities	$9,014,970	$6,443,669	$2,571,301	40%
Net Cash Used in Operating Activities
     Net cash used in operating activities in the six-month period ended June 30, 2011 decreased by approximately $615,000, or 4%, when compared to the same period of 2010. Cash used in operating activities is primarily driven by our net loss as adjusted for non-cash charges and differences in the timing of operating cash flows.
Net Cash Used in Investing Activities
     The increase of approximately $8,532,000, from 2010 to 2011 for net cash used in investing activities, was primarily attributable to the net purchase of short-term marketable debt securities of approximately $8,967,000 in the six-month period ended June 30 2011 as compared to none in the similar period of 2010, this increase was partially offset by a decrease in capital expenditures of approximately $435,000 in the six-month period ended June 30, 2011 as compared to the similar period of 2010.
Net Cash Provided by Financing Activities
     Net cash provided by financing activities in the six-month period ended June 30, 2011 increased by approximately $2,571,000 compared to the same period in 2010. In January 2011, we raised gross proceeds of $10,000,000 through the sale of 1,000,000 shares of our common stock to selected institutional investors at a price of $10.00 per share. We received net proceeds, after deducting offering expenses and fees, of approximately $9,400,000. The investors were also granted an option to purchase an additional 600,000 shares at $10.00 per share. The option was not exercised and expired on February 18, 2011. The shares were offered under our effective shelf registration statement previously filed with the SEC. In the second quarter of 2011, we sold a total of 28,086 shares of our common stock under a sales agreement entered into in June 2009 at an average price per share of $5.60 for gross proceeds of approximately $157,000. The sales agent is paid compensation equal to 3% of gross proceeds pursuant to the terms of the agreement. The shares were offered under our effective shelf registration filed with the SEC in November 2010.

*	Calculation is not meaningful

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
     We intend to pursue opportunities to obtain additional financing in the future through equity and debt financings, grants and collaborative research arrangements. In November 2010, we filed with the SEC, and the SEC declared effective, a universal shelf registration statement which permits us to issue up to $100 million worth of registered debt and equity securities. As of August 2, 2011, we had approximately $60 million under this universal shelf registration statement available for issuing debt or equity securities. Under these effective shelf registrations, we have the flexibility to issue registered securities, from time to time, in one or more separate offerings or other transactions with the size, price and terms to be determined at the time of issuance. Registered securities issued using this shelf may be used to raise additional capital to fund our working capital and other corporate needs, for future acquisitions of assets, programs or businesses, and for other corporate purposes.
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
     On March 3, 2011, we were notified by NASDAQ that the closing bid price of our common stock had been below $1.00 per share for 30 consecutive business days, and therefore we did not meet the requirements for continued listing on the NASDAQ Global Market. In accordance with NASDAQ rules, we had 180 calendar days, or until August 30, 2011, to regain compliance with this minimum bid price requirement. We can regain compliance if the closing bid price of our common stock is $1.00 per share or higher for a minimum of ten consecutive business days during this initial 180-day compliance period. In July 2011, following the affirmative vote of our stockholders at our Annual Meeting, we effected a one-for-ten reverse stock split. Later in July 2011, we received notification from The NASDAQ Stock Market that we had regained compliance with the minimum bid price requirement.
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

     Operating Leases — California
     We currently lease space in an approximately 68,000 square foot facility located at the Stanford Research Park in Palo Alto, California. The facility includes space for animals, laboratories, offices, and a GMP (Good Manufacturing Practices) suite. Prior to September 2010, we leased approximately 68,000 square feet of the facility, and were required to provide a letter of credit for approximately $778,000, which served as a security deposit for the duration of the lease term. The letter of credit issued by our financial institution is collateralized by a certificate of deposit for the same amount, which was reflected as restricted cash in other assets, non-current on our condensed consolidated balance sheets. In September 2010, we amended our lease to reduce the area leased to 51,200 square feet, to change the expiry date of the lease term from August 31, 2011 to June 30, 2011, and to reduce the letter of credit that serves as a security deposit to approximately $389,000 from approximately $778,000. The difference of approximately $389,000 was transferred from our restricted cash account to our cash and cash equivalents account. In connection with this September 2010 lease amendment, we terminated a space-sharing agreement covering approximately 10,451 square feet of this facility. In February 2011, we amended our lease to extend the term expiry date from June 30, 2011 to August 31, 2011. At June 30, 2011, the aggregate remaining rent payment under the amended lease is approximately $280,000. We recognize operating lease expense on a straight-line basis.
     In September 2010, we entered into a two-year sublease agreement with Caliper Life Sciences, Inc., for approximately 13,200 square feet in a facility located in Mountain View, California. We will pay approximately $695,000 in aggregate as rent over the term of the lease. The lease contains escalating rent payments, which we recognize as operating lease expense on a straight-line basis. Deferred rent was approximately $3,000 as of June 30, 2011, and approximately $1,000 as of December 31, 2010.
     In December 2010, we entered into a commercial lease agreement with BMR-Gateway Boulevard LLC (“BMR”), as landlord, for approximately 43,000 square feet of office and research space at BMR’s Pacific Research Center in Newark, California. The initial term of the lease is approximately eleven and one-half years, and we relocated our corporate headquarters and core research activities to this facility in July 2011. Initial base rent is expected to be approximately $2.20 per square foot, with yearly increases throughout the term, and subject to certain adjustments for draws upon the tenant allowances among other things. We will pay approximately $14,906,000 in aggregate as rent over the term of the lease, which we recognize as operating lease expense on a straight-line basis. Deferred rent was approximately $714,000 as of June 30, 2011. We constructed laboratories, offices and related infrastructure within the leased space during the first several months of the lease. As part of the lease, BMR has agreed to provide various financial allowances so that we can build initial and future laboratories, offices and other improvements, subject to customary terms and conditions relating to landlord-funded tenant improvements. As part of the lease, we have, until January 2013, an option to lease up to an additional 30,000 square feet in the building.
     Operating Leases — Rhode Island
     We entered into a fifteen-year lease agreement for a scientific and administrative facility in Rhode Island in connection with a sale and leaseback arrangement in 1997. The lease term expires June 30, 2013 and includes escalating rent payments which we recognize on a straight-line basis. Deferred rent expense for this facility was approximately $554,000 at June 30, 2011 and $656,000 at December 31, 2010, and is included as part of the wind-down accrual on the accompanying condensed consolidated balance sheets.
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
Contractual Obligations
     In the table below, we set forth our legally binding and enforceable contractual cash obligations at June 30, 2011:

	Total						Payable in
	Obligations	Payable in (July to					2016
	at June	December)	Payable in	Payable in	Payable in	Payable in	and
	30, 2011	2011	2012	2013	2014	2015	Beyond
Operating lease payments(1)	$18,168,955	$1,405,338	$2,561,875	$1,936,422	$1,255,600	$1,307,200	$9,702,520
Capital lease (equipment)	55,025	36,696	18,329	—	—	—	—
Bonds Payable (principal & interest)(2)	736,050	120,939	240,666	237,593	136,852	—	—

Total contractual cash obligations	$18,960,030	$1,562,973	$2,820,870	$2,174,015	$1,392,452	$1,307,200	$9,702,520

(1)	Operating lease payments exclude space-sharing and sub-lease income (see “Off-Balance Sheet Arrangements — Operating Leases” above for further information), but include rent payments for our Rhode Island facility that are included as part of our “Accrued wind-down expenses” in our condensed consolidated financial statements. See Note 6, “Wind-down expenses” and Note 7, “Commitments and Contingencies” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

(2)	See Note 7, “Commitments and Contingencies” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.
     Under license agreements with NeuroSpheres, Ltd., we obtained an exclusive patent license covering all uses of certain neural stem cell technology. We made up-front payments to NeuroSpheres of 6,500 shares of our common stock and $50,000, and will make additional cash payments as stated milestones are achieved. Effective in 2004, we were obligated to pay annual payments of $50,000, creditable against certain royalties. Effective in 2008, as part of the indemnification agreement with NeuroSpheres described above, we offset the annual $50,000 obligation against litigation costs incurred under that agreement.
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
     We do not have any material unconditional purchase obligations or commercial commitments related to capital expenditures, clinical development, clinical manufacturing, or other external services contracts at June 30, 2011.
Recent Accounting Pronouncements
     In May 2011, the FASB issued additional authoritative guidance relating to fair value measurement and disclosure requirements. For fair value measurements categorized in Level 3 of the fair value hierarchy, the new guidance requires (1) disclosure of quantitative information about unobservable inputs; (2) a description of the valuation processes used by the entity; and (3) a qualitative discussion about the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. Entities must report the level in the fair value hierarchy of assets and liabilities that are not recorded at fair value in the statement of financial position but for which fair value is disclosed. The new requirements clarify that the concepts of highest and best use and valuation premise only apply to measuring the fair value of nonfinancial assets. The new requirements also specify that in the absence of a Level 1 input, a reporting entity should incorporate a premium or a discount in a fair value measurement if a market participant would take into account such an input in pricing and asset or liability. Additionally, the new guidance introduces an option to measure certain financial assets and financial liabilities with offsetting positions on a net basis if certain criteria are met. For public entities, these new requirements become effective for interim and annual periods beginning after December 15, 2011. It is applicable to our fiscal year beginning January 1, 2012. We do not expect this new guidance to have a material effect on our consolidated financial statements.
     In June 2011, the FASB issued new accounting guidance which eliminates the current option to present other comprehensive income and its components in the statement of changes in equity. However, under the new guidance, comprehensive income and its components must still be presented under one of two new alternatives. Under the first alternative, the components of other comprehensive income and the components of net income may be presented in one continuous statement referred to as the statement of comprehensive income. Under the second alternative, a statement of other comprehensive income would immediately follow the statement of net income and must be shown with equal prominence as the other primary financial statements. Under either alternative, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. For public entities, these new requirements will become effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively to all prior periods presented. It is applicable to our fiscal year beginning January 1, 2012. We do not expect this new guidance to have a material effect on our consolidated financial statements
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our market risks at June 30, 2011 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2010 on file with the U.S. Securities and Exchange Commission.
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

6,294,346 (claiming the use of human neural stem cells for drug screening), U.S. Patent No. 7,101,709 (claiming the use of human neural stem cells for screening biological agents), U.S. Patent No. 5,851,832 (claiming methods for proliferating human neural stem cells), and U.S. Patent No. 6,497,872 (claiming methods for transplanting human neural stem cells). In May 2008, we filed a second patent infringement suit against Neuralstem and its two founders, Karl Johe and Richard Garr. In this suit, which we filed in the Federal District Court for the Northern District of California, we allege that Neuralstem’s activities infringe claims in two patents we exclusively license from NeuroSpheres, specifically U.S. Patent No. 7,361,505 (claiming composition of matter of human neural stem cells derived from any source material) and U.S. Patent No. 7,115,418 (claiming methods for proliferating human neural stem cells). In addition, we allege various state law causes of action against Neuralstem arising out of its repeated derogatory statements to the public about our patent portfolio. Also in May 2008, Neuralstem filed suit against us and NeuroSpheres in the Federal District Court for the District of Maryland seeking a declaratory judgment that the ‘505 and ‘418 patents are either invalid or are not infringed by Neuralstem and that Neuralstem has not violated California state law. In August 2008, the California court transferred our lawsuit against Neuralstem to Maryland for resolution on the merits. In July 2009, the Maryland District Court granted our motion to consolidate these two cases with the litigation we initiated against Neuralstem in 2006. Discovery is ongoing in these cases and we anticipate a trial date in 2012.
     In addition to the actions described above, in April 2008, we filed an opposition to Neuralstem’s European Patent No. 0 915 968 (methods of isolating, propagating and differentiating CNS stem cells), because the claimed invention is believed by us to be unpatentable over prior art, including the patents exclusively licensed by us from NeuroSpheres. In December 2010, the European Patent Office ruled that all composition claims in Neuralstem’s ‘968 European patent were invalid and unpatentable over prior art including several of the NeuroSpheres patents licensed to us. Neuralstem has appealed this decision.
ITEM 1A. RISK FACTORS
     There have been no material change from the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On June 30, 2011, we held our 2011 Annual Meeting of Stockholders (the “Annual Meeting”), at 2:00 p.m. local time, at our headquarters located at 3155 Porter Drive, Palo Alto, California, pursuant to notice duly given. Only stockholders of record as of the close of business on May 11, 2011 were entitled to vote at the Annual Meeting. As of May 11, 2011, there were 137,840,194 shares of our common stock outstanding and entitled to vote at the Annual Meeting, of which 111,178,554 shares of our common stock were represented, in person or by proxy, constituting a quorum on all matters voted upon.
     The final results of the stockholder vote on each proposal brought before the meeting were as follows:
     Proposal Number 1 — The stockholders elected each of the two nominees to serve as Class II Directors for a three-year term expiring at the 2014 Annual Meeting.

Nominee	Votes For	Votes Withheld	Broker Non-Votes
Ricardo Levy, Ph.D.	26,279,682	6,748,796	78,150,076
Irving Weissman, M.D.	30,736,730	2,291,748	78,150,076
     Proposal Number 2 — The stockholders ratified the appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2011.

Votes For	Votes Against	Abstentions	Broker Non-Votes
105,324,845	4,963,919	889,790	0
     Proposal Number 3 — The stockholders adopted the non-binding resolution approving the compensation of the Company’s Named Executive Officers, as described in the Company’s 2011 Proxy Statement, and passed the following resolution:
     RESOLVED, that the stockholders of StemCells, Inc. (the “company”) approve, on an advisory basis, the compensation of the company’s named executive officers, as disclosed pursuant to Item 402 of Securities and Exchange Commission Regulation S-K, including the Compensation and Discussion and Analysis, the compensation tables and narrative disclosures.

Votes For	Votes Against	Abstentions	Broker Non-Votes
20,709,862	11,512,636	805,980	78,150,076
     Proposal Number 4 — The stockholders cast non-binding votes to determine the frequency of future advisory vote on the executive compensation of the Company, whether annual, biennial or triennial. A plurality of stockholders favored a triennial advisory vote on the Company’s executive compensation.

1 year	2 Years	3 Years	Abstain
11,145,444	1,060,759	19,347,567	1,474,708
     Proposal Number 5 — The stockholders approved an amendment to the Company’s certificate of incorporation to effect a reverse stock split of the Company’s issued and outstanding common stock and decrease the number of authorized shares of common stock to 75,000,000 and to authorize the Board of Directors to effect the amendment to the certificate of incorporation, within the Board’s discretion, at any time within four months after the date stockholder approval for the reverse stock split is obtained, with the exact exchange ratio and timing of the reverse stock split (if at all) to be determined at the discretion of the Board of Directors.

Votes For	Votes Against	Abstentions	Broker Non-Votes
90,187,066	20,193,013	798,475	0
     Having obtained the requisite stockholder approval for the proposed reserve stock split, as described in the Company’s 2011 Proxy Statement, and deeming the reverse stock split to be in the Company’s best interests, the Company’s Board of Directors approved the filing of an amendment to effect a one-for-ten reverse stock split with the Delaware Secretary of State. The Company filed this amendment on July 1, 2011, and it became effective on July 6, 2011.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS

Exhibit 31.1 —	Certification of Martin McGlynn under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 —	Certification of Rodney K. B. Young under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 —	Certification of Martin McGlynn Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 —	Certification of Rodney K. B. Young Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.1 —	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.(****)

****	Pursuant to Rule 406T of Regulation S-T, the XBRL files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEMCELLS, INC. (name of Registrant)
August 4, 2011	/s/ Rodney K. B. Young
Rodney K. B. Young
Chief Financial Officer

Exhibit Index

Exhibit 31.1 —	Certification of Martin McGlynn under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 —	Certification of Rodney K. B. Young under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 —	Certification of Martin McGlynn Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 —	Certification of Rodney K. B. Young Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.1 —	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.(****)

****	Pursuant to Rule 406T of Regulation S-T, the XBRL files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.