Form 10-Q
period 2011-09-30
STEMCELLS INC
filed 2011-11-03
CIK 883975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2011

Commission File Number: 0-19871

STEMCELLS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	94-3078125
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No)

7707 Gateway Blvd

Newark, CA 94560

(Address of principal executive offices including zip code)

(510) 456-4000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

At November 1, 2011, there were 14,326,889 shares of Common Stock, $.01 par value, issued and outstanding.

STEMCELLS, INC.

NOTE REGARDING REFERENCES TO US AND OUR COMMON STOCK

Throughout this Form 10-Q, the words “we,” “us,” “our,” and “StemCells” refer to StemCells, Inc., including our directly and indirectly wholly-owned subsidiaries. “Common stock” refers to the common stock, $.01 par value, of StemCells, Inc.

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STEMCELLS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$7,294,074	$19,707,821
Marketable securities, current	5,240,400	190,804
Trade receivables	76,718	118,890
Other receivables	527,466	151,144
Prepaid assets	485,238	610,980
Other assets, current	—	389,039

Total current assets	13,623,896	21,168,678
Property, plant and equipment, net	2,247,801	2,626,821
Other assets, non-current	1,913,637	1,931,871
Goodwill	1,905,611	1,877,315
Other intangible assets, net	2,768,962	2,996,888

Total assets	$22,459,907	$30,601,573

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,424,436	$1,098,962
Accrued expenses and other current liabilities	2,322,833	2,828,168
Accrued wind-down expenses, current	1,429,469	1,310,571
Deferred revenue, current	54,065	45,885
Capital lease obligation, current	35,581	67,847
Deferred rent, current	3,579	—
Bonds payable, current	197,333	176,250

Total current liabilities	5,467,296	5,527,683
Capital lease obligation, non-current	—	17,979
Bonds payable, non-current	371,417	522,500
Fair value of warrant liability	171,551	6,671,929
Deposits and other long-term liabilities	291,807	276,439
Accrued wind-down expenses, non-current	1,050,194	1,989,800
Deferred rent, non-current	1,031,737	1,227
Deferred revenue, non-current	100,768	113,387

Total liabilities	8,484,770	15,120,944
Commitments and contingencies (Note 7) Stockholders’ equity:
Common stock, $0.01 par value; 75,000,000 shares authorized; issued and outstanding 14,283,853 at September 30, 2011 and 12,731,287 at December 31, 2010*	1,391,335	1,273,128
Additional paid-in capital	337,909,810	325,359,265
Accumulated deficit	(325,388,266)	(311,271,486)
Accumulated other comprehensive income	62,258	119,722

Total stockholders’ equity	13,975,137	15,480,629

Total liabilities and stockholders’ equity	$22,459,907	$30,601,573

See Notes to Condensed Consolidated Financial Statements.

*	Adjusted for the 1-for-10 reverse stock split as discussed in Note 1

STEMCELLS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenue:
Revenue from licensing agreements and grants	$41,265	$123,693	$162,614	$409,092
Revenue from product sales	182,321	129,826	516,536	318,831

Total revenue	223,586	253,519	679,150	727,923
Cost of product sales	60,501	35,914	167,390	104,538

Gross profit	163,085	217,605	511,760	623,385
Operating expenses:
Research and development	4,524,334	5,200,612	15,103,845	15,096,354
Selling, general and administrative	1,733,229	2,017,872	5,912,220	6,889,292
Wind-down expenses	68,694	—	258,749	291,168

Total operating expenses	6,326,257	7,218,484	21,274,814	22,276,814

Loss from operations	(6,163,172)	(7,000,879)	(20,763,054)	(21,653,429)
Other income (expense):
Realized gain on sale of marketable securities	—	—	83,750	—
Change in fair value of warrant liability	1,697,194	1,227,585	6,500,377	5,184,304
Interest income	3,514	10,911	11,332	24,814
Interest expense	(16,585)	(22,221)	(56,585)	(72,775)
Other income (expense)	144,697	232,348	107,400	230,408

Total other income (expense), net	1,828,820	1,448,623	6,646,274	5,366,751

Net loss	$(4,334,352)	$(5,552,256)	$(14,116,780)	$(16,286,678)

Basic and diluted net loss per share*	$(0.31)	$(0.44)	$(1.02)	$(1.33)
Shares used to compute basic and diluted loss per share*	14,009,341	12,709,172	13,831,749	12,201,532

See Notes to Condensed Consolidated Financial Statements.

*	Adjusted for the 1-for-10 reverse stock split as discussed in Note 1

STEMCELLS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(14,116,780)	$(16,286,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	917,147	1,169,054
Stock-based compensation	2,636,445	2,987,883
Gain on sale of marketable securities	(83,750)	—
Gain from settlement agreement, net	—	(226,580)
Loss on disposal of fixed assets	32,145	1,854
Write-down of fixed assets	—	62,807
Write-down of intangible assets	—	35,684
Change in fair value of warrant liability	(6,500,377)	(5,184,304)
Changes in operating assets and liabilities:
Other receivables	252	558,709
Trade receivables	(281,709)	54,309
Prepaid and other current assets	465,514	(209,259)
Other assets, non-current	18,830	42,482
Accounts payable and accrued expenses	(142,120)	(1,706,687)
Accrued wind-down expenses	(820,708)	(762,474)
Deferred revenue	(4,541)	(61,289)
Deferred rent	1,034,088	(130,768)

Net cash used in operating activities	(16,845,564)	(19,655,257)
Cash flows from investing activities:
Purchase of marketable securities	(10,223,957)	—
Proceeds from the sale and maturity of marketable securities	5,134,206	—
Purchases of property, plant and equipment	(330,740)	(766,907)
Proceeds from sale of property, plant and equipment	42,427	—

Net cash used in investing activities	(5,378,064)	(766,907)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	10,426,121	7,015,322
Proceeds from the exercise of stock options	2,386	18,936
Payments related to net share issuance of stock based awards	(396,201)	(483,406)
Repayment of capital lease obligations	(50,246)	(52,069)
Repayment of bonds payable	(130,000)	(118,750)

Net cash provided by financing activities	9,852,060	6,380,033

Decrease in cash and cash equivalents	(12,371,565)	(14,042,131)
Effects of foreign exchange rate changes on cash	(42,182)	(21,272)
Cash and cash equivalents, beginning of period	19,707,821	38,617,977

Cash and cash equivalents, end of period	$7,294,074	$24,554,574

Supplemental disclosure of cash flow information:
Interest paid	$56,585	$72,775

Supplemental schedule of non-cash investing and financing activities:
Stock retired from settlement agreement[1]		$241,150

See Notes to Condensed Consolidated Financial Statements.

[1]

On April 1, 2009, we acquired the operations of Stem Cell Sciences Plc (SCS), which changed its name to Asset Realisation Company Limited. Pursuant to the acquisition agreement, 53,000 shares were placed into an escrow for a twelve month period to satisfy any indemnification obligations owed to us by SCS. On August 19, 2010, we entered into a settlement agreement with SCS in which the parties agreed to the release of half the escrowed shares to SCS and half to us in full satisfaction of our claims for indemnification, and both parties waived all other claims, known and unknown, against the other. The 26,500 shares returned to us are being treated as retired and no longer outstanding. We have recorded approximately $227,000 as other income, which was the value of these shares based on the closing price of $9.10 per share on August 19, 2010, and net of amounts already accrued for potential claims against the escrowed shares.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2011 and 2010

Note 1. Summary of Significant Accounting Policies

Nature of Business

StemCells, Inc., a Delaware corporation, is a biopharmaceutical company that operates in one segment, the research, development, and commercialization of stem cell therapeutics and related technologies.

The accompanying financial data as of and for the three and nine months ended September 30, 2011 and 2010 have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted pursuant to these rules and regulations. The December 31, 2010 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. However, we believe that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Reverse Stock Split

We effected a 1-for-10 reverse stock split on July 6, 2011. As a result of the reverse stock split, the outstanding shares of common stock issued and outstanding were reduced from approximately 139 million to 13.9 million. Concurrent with the reverse stock split, we reduced the authorized number of common shares from 250 million to 75 million. The reverse stock split proportionately reduced all issued and outstanding shares of our common stock, as well as common stock underlying stock options, warrants and other common stock based equity grants outstanding immediately prior to the effectiveness of the reverse stock split. The exercise price on outstanding equity-based grants was proportionately increased, and the number of shares available under our equity-based plans was proportionately reduced. Share and per share data (except par value) for the periods presented reflect the effects of this reverse stock split. References to numbers of shares of common stock and per share data in the accompanying financial statements and notes thereto have been adjusted to reflect the reverse stock split on a retroactive basis.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of StemCells, Inc., and our wholly-owned subsidiaries, including StemCells California, Inc., Stem Cell Sciences Holdings Ltd, and Stem Cell Sciences (UK) Ltd. All significant intercompany accounts and transactions have been eliminated.

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

Marketable Securities

Our existing marketable securities are designated as available-for-sale securities. These securities are carried at fair value (see Note2, “Financial Instruments”), with the unrealized gains and losses reported as a component of stockholders’ equity. Management determines the appropriate designation of its investments (current or non-current) in marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. The cost of securities sold is based upon the specific identification method.

If the estimated fair value of a security is below its carrying value, we evaluate whether we have the intent and ability to retain our investment for a period of time sufficient to allow for any anticipated recovery to the cost of the investment, and whether evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Other-than-temporary declines in estimated fair value of all marketable securities are charged to “Other income (expense), net” in the accompanying condensed consolidated statements of operations. No such impairment was recognized during the nine months ended September 30, 2011 or 2010.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net loss	$(4,334,352)	$(5,552,256)	$(14,116,780)	$(16,286,678)
Weighted average shares outstanding used to compute basic and diluted net loss per share	14,009,341	12,709,172	13,831,749	12,201,532
Basic and diluted net loss per share	$(0.31)	$(0.44)	$(1.02)	$(1.33)

The following outstanding potentially dilutive common stock equivalents were excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive as of September 30:

	2011	2010
Options	895,962	1,142,710
Restricted stock units	338,041	466,006
Warrants	1,434,483	1,434,483

Total	2,668,486	3,043,199

Comprehensive Loss

Comprehensive loss is comprised of net losses and other comprehensive loss or income (OCL). OCL includes certain changes in stockholders’ equity that are excluded from net losses. Specifically, we include in OCL changes in unrealized gains and losses on our marketable securities and unrealized gains and losses on foreign currency translations. Accumulated other comprehensive income was $62,258 as of September 30, 2011 and $119,722 as of December 31, 2010.

The activity in OCL was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net loss	$(4,334,352)	$(5,552,256)	$(14,116,780)	$(16,286,678)
Net change in unrealized gains and losses on marketable securities	(5,413)	20,462	(123,905)	(51,572)
Net change in unrealized gains and losses on foreign currency translations	(133,593)	267,769	66,441	(138,911)

Comprehensive loss	$(4,473,358)	$(5,264,025)	$(14,174,244)	$(16,477,161)

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

In September 2011, the FASB issued an update to previous guidance on testing goodwill for impairment. The amendments in this update simplifies how entities, both public and nonpublic companies test goodwill for impairment. .Under the amendments, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. An entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not expect this new guidance to have a material effect on our consolidated financial statements.

Note 2. Financial Instruments

The following table summarizes the fair value of our cash, cash equivalents and available-for-sale marketable securities held in our current investment portfolio:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
September 30, 2011
Cash	$826,186	$—	$—	$826,186
Cash equivalents	6,467,888	—	—	6,467,888
Marketable debt securities, current	5,247,956	—	(7,556)	5,240,400

Total cash, cash equivalents, and marketable securities	$12,542,030	—	$(7,556)	$12,534,474

December 31, 2010
Cash	$1,001,868	$—	$—	$1,001,868
Cash equivalents	18,705,953	—	—	18,705,953
Marketable equity securities, current	74,456	116,348	—	190,804

Total cash, cash equivalents, and marketable securities	$19,782,277	$116,348	$—	$19,898,625

Gross unrealized gains and losses on cash equivalents were not significant at September 30, 2011 and December 31, 2010. At September 30, 2011, our cash equivalents were primarily money market funds consisting mainly of U.S. Treasury debt securities.

Our investment in marketable debt securities are short term investments that consist primarily of commercial paper and corporate debt securities.

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

We currently do not have any Level 3 financial assets or liabilities.

The following table presents financial assets and liabilities measured at fair value:

	Fair Value Measurement at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	As of September 30, 2011
Financial assets Cash equivalents:
Money market funds	$6,467,888	$—	$6,467,888
Marketable securities: Debt securities	5,240,400	—	5,240,400

Total financial assets	$11,708,288	$—	$11,708,288

Financial liabilities Bond payable	$—	$568,750	$568,750
Warrant liability	—	171,551	171,551

Total financial liabilities	$—	$740,301	$740,301

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

The purchase price was allocated as follows:

	Allocated purchase Price	Estimated life of intangible assets in years
Net tangible assets	$36,000
Intangible assets:
Customer relationships and developed technology	1,310,000	6 to 9
In-process research and development	1,340,000	13 to 19
Trade name	310,000	15
Goodwill	2,139,000	N/A

Total	$5,135,000

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

The following table presents changes in goodwill:

Balance as of December 31, 2010	$1,877,315
Foreign currency translation	28,296

Balance as of September 30, 2011	$1,905,611

The components of our other intangible assets at September 30, 2011 are summarized below:

Other Intangible Asset Class	Net Carrying Amount
Customer relationships and developed technology	$966,119
In-process research and development	1,211,697
Trade name	280,253
Patents	310,893

Total other intangible assets	$2,768,962

Amortization expense was approximately $92,000 in the third quarter of 2011.

The expected future annual amortization expense for each of the next five years based on current balances of our intangible assets is as follows:

For the year ending December 31:
2012	$357,040
2013	$357,040
2014	$357,040
2015	$357,040
2016	$357,040

Note 5. Stock-Based Compensation

We currently grant stock-based awards under two equity incentive plans. As of September 30, 2011, we had 1,104,167 shares authorized to be granted under the two plans. Under these plans we may grant various types of equity awards to our employees, directors and consultants, at prices determined by our Board of Directors, including incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, and performance-based shares. Incentive stock options may only be granted to employees under these plans with a grant price not less than the fair market value of the stock on the date of grant. We also use these plans to grant shares to employees for the employer match of employee 401(k) plan contributions. Share numbers and exercise prices have been adjusted for the 1-for-10 reverse stock split effected in July 2011.

Our stock-based compensation expense for the three and nine months ended September 30 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Research and development expense	$343,845	$371,694	$1,304,846	$1,531,632
Selling, general and administrative expense	320,539	493,675	1,308,265	1,456,251

Total employee stock-based compensation expense and effect on net loss	$664,384	$865,369	$2,613,111	$2,987,883

Effect on basic and diluted net loss per share	$(0.05)	$(0.07)	$(0.19)	$(0.24)

As of September 30, 2011, we had approximately $3,736,000 of total unrecognized compensation expense related to unvested awards of stock options and restricted stock units granted under our various equity incentive plans that we expect to recognize over a weighted-average vesting period of 2.1 years.

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

A summary of our stock option activity for the three months ended September 30, 2011 is as follows:

	Number of options	Weighted-average exercise price ($)
Balance at June 30, 2011	996,463	20.10
Granted	—	—
Exercised	—	—
Cancelled	(100,498)	19.10

Outstanding options at September 30, 2011	895,965	20.20

A summary of changes in unvested options for the three months ended September 30, 2011 is as follows:

	Number of options	Weighted-average exercise price ($)	Weighted-average grant date fair value ($)
Unvested options at June 30, 2011	196,542	12.10	9.70
Granted	—	—	—
Vested	(23,157)	14.40	11.50
Cancelled	(2,913)	11.60	8.40

Unvested options at September 30, 2011	170,472	11.80	9.50

The estimated fair value of options vested was approximately $266,000 in the three months ended September 30, 2011.

Restricted Stock Units

We have granted restricted stock units (RSUs) to certain employees which entitle the holders to receive shares of our common stock upon vesting of the RSUs. The fair value of restricted stock units granted are based upon the market price of the underlying common stock as if it were vested and issued on the date of grant.

A summary of changes in unvested restricted stock units for the three months ended September 30, 2011 is as follows:

	Number of RSUs	Weighted-average grant date fair value ($)
Unvested restricted stock units at June 30, 2011	294,507	11.40
Granted(1)	1,000	2.08
Vested	(5,832)	13.00
Cancelled	—	—

Balance unvested at September 30, 2011	289,675	11.40

(1)	These restricted stock units vest and convert into shares of our common stock after one year from the date of grant.

Stock Appreciation Rights

In July 2006, we granted cash-settled Stock Appreciation Rights (SARs) to certain employees that give the holder the right, upon exercise, to the difference between the price per share of our common stock at the time of exercise and the exercise price of the SARs.

The SARs have a maximum term of ten years with an exercise price of $20.00, which is equal to the market price of our common stock at the date of grant. The SARs vest 25% on the first anniversary of the grant date and 75% vest monthly over the remaining three-year service period. All of the outstanding SARs as of September 30, 2011 are fully vested. Compensation expense is based on the fair value of SARs which is calculated using the Black-Scholes option pricing model. The stock-based compensation expense and liability are re-measured at each reporting date through the earlier date of settlement or forfeiture of the SARs.

A summary of the changes in SARs for the three months ended September 30, 2011 is as follows:

Number of SARs
Outstanding at June 30, 2011	135,409
Granted	—
Exercised	—
Forfeited and expired	(20,222)

Outstanding SARs at September 30, 2011	115,187

SARs exercisable at September 30, 2011	115,187

For the three months ended September 30, 2011, we re-measured the liability related to the SARs and reduced compensation expense by approximately $4,000. For the same period in 2010, we reduced compensation expense by approximately $97,000.

The compensation expense recognized for the three months ended September 30, 2011 may not be representative of compensation expense for future periods and its resulting effect on net loss and net loss per share attributable to common stockholders, due to changes in the fair value calculation which is dependent on the stock price, volatility, interest and forfeiture rates, additional grants and subsequent periods of vesting. We will continue to recognize compensation cost each period, which will be the change in fair value from the previous period through the earlier date of settlement or forfeiture of the SARs.

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

The summary of the changes to our wind-down reserve related to this facility for 2011 and 2010 were as follows:

	January 1 to March 31, 2011	April 1 to June 30, 2011	July to September 30, 2011	January 1 to September 30, 2011	January 1 to December 31, 2010
Accrued wind-down reserve at beginning of period	$2,644,000	$2,402,000	$2,216,000	$2,644,000	$3,572,000
Less actual expenses recorded against estimated reserve during the period	(317,000)	(301,000)	(308,000)	(926,000)	(1,219,000)
Additional expense recorded to revise estimated reserve at period-end	75,000	115,000	69,000	259,000	291,000

Revised reserve at period-end	2,402,000	2,216,000	1,977,000	1,977,000	2,644,000
Add deferred rent at period-end	605,000	554,000	503,000	503,000	656,000

Total accrued wind-down expenses at period-end (current and non-current)	$3,007,000	$2,770,000	$2,480,000	$2,480,000	$3,300,000

Accrued wind-down expenses, current	$1,356,000	$1,406,000	$1,430,000	$1,430,000	$1,311,000
Accrued wind-down expenses, non-current	1,651,000	1,364,000	1,050,000	1,050,000	1,989,000

Total accrued wind-down expenses	$3,007,000	$2,770,000	$2,480,000	$2,480,000	$3,300,000

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

Note 7. Commitments and Contingencies

Leases

Capital Leases

We entered into direct financing transactions with the State of Rhode Island and received proceeds from the issuance of industrial revenue bonds totaling $5,000,000 to finance the construction of our pilot manufacturing facility in Rhode Island. The related lease agreements are structured such that lease payments fully fund all semiannual interest payments and annual principal payments through maturity in August 2014. The interest rate for the remaining bond series is 9.5%. The bond contains certain restrictive covenants which limit, among other things, the payment of cash dividends and the sale of the related assets. The outstanding principal was approximately $569,000 at September 30, 2011 and $699,000 at December 31, 2010.

Operating Leases

We lease various real properties under operating leases that generally require us to pay taxes, insurance, maintenance, and minimum lease payments. Some of our leases have options to renew.

Operating Leases — California

In September 2010, we entered into a two-year sublease agreement with Caliper Life Sciences, Inc., for approximately 13,200 square feet in a facility located in Mountain View, California. We will pay approximately $695,000 in aggregate as rent over the term of the lease. The lease contains escalating rent payments, which we recognize as operating lease expense on a straight-line basis. Deferred rent was approximately $4,000 as of September 30, 2011, and approximately $1,000 as of December 31, 2010.

In December 2010, we entered into a commercial lease agreement with BMR-Gateway Boulevard LLC (“BMR”), as landlord, for approximately 43,000 square feet of office and research space at BMR’s Pacific Research Center in Newark, California. The initial term of the lease is approximately eleven and one-half years, and we relocated our corporate headquarters and core research activities from a facility located at the Stanford Research Park in Palo Alto, California, to this facility in July 2011. The lease for the Palo Alto facility expired on August 31, 2011, and a letter of credit for approximately $389,000, which served as a security deposit was transferred from our restricted cash account to our cash and cash equivalents account. Initial base rent for the facility in Newark is expected to be approximately $2.20 per square foot, with yearly increases throughout the term, and subject to certain adjustments for draws upon the tenant allowances among other things. We will pay approximately $14,906,000 in aggregate as rent over the term of the lease, which we recognize as operating lease expense on a straight-line basis. Deferred rent was approximately $1,032,000 as of September 30, 2011. We constructed laboratories, offices and related infrastructure within the leased space during the first several months of the lease. As part of the lease, BMR has agreed to provide various financial allowances so that we can build initial and future laboratories, offices and other improvements, subject to customary terms and conditions relating to landlord-funded tenant improvements. As part of the lease, we have, until January 2013, an option to lease up to an additional 30,000 square feet in the building.

Operating Leases — Rhode Island

We entered into a fifteen-year lease agreement for a scientific and administrative facility (SAF) in Rhode Island in connection with a sale and leaseback arrangement in 1997. The lease term expires June 30, 2013 and includes escalating rent payments which we recognize on a straight-line basis. Deferred rent expense for this facility was approximately $503,000 at September 30, 2011 and $656,000 at December 31, 2010, and is included as part of the wind-down accrual on the accompanying condensed consolidated balance sheets. For the year 2011, we expect to pay approximately $1,172,000 in operating lease payments and estimated operating expenses of approximately $635,000, before receipt of sub-tenant income and we expect to receive, in aggregate, approximately $422,000 in sub-tenant rent and operating expenses. As a result of the above transactions, our estimated cash outlay net of sub-tenant rent for the SAF will be approximately $1,385,000 for 2011.

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

Effective 2008, as part of an indemnification agreement with NeuroSpheres, we are entitled to offset all litigation costs incurred in this patent infringement suit, against amounts that would otherwise be owed to NeuroSpheres under our exclusive license agreements with NeuroSpheres, such as annual maintenance fees, milestones and royalty payments. Under the terms of our license agreements, we are required to make annual payments of $50,000 to NeuroSpheres, and we expect to make these annual payments through the remaining life of the patent which, at December 31, 2010, was approximately 14 years. We have therefore capitalized $700,000 (14 years at $50,000 per year) to offset litigation costs. The amount capitalized is not dependent on the achievement of any milestones or related to any other contingent payments which may become due under the arrangement. We will reduce this asset by $50,000 per year in lieu of the cash payments due to NeuroSpheres. As the $50,000 annual payments are fully creditable against royalties due to Neurospheres, we have classified the capitalized amount as prepaid royalties under “Other assets, non-current” on our accompanying Consolidated Balance Sheets. We have concluded that the estimated balance of $700,000, as of September 30, 2011, is a fair estimate and realizable against future milestone and royalty payments to NeuroSpheres, and that litigation costs incurred above this amount will be expensed as incurred. Management will reevaluate this estimate on a quarterly basis based on actual costs and other relevant factors.

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

The assumptions used for the Black-Scholes option pricing model are as follows:

	To Calculate Fair Value of Warrant Liability at
	September 30, 2011	December 31, 2010
Expected life (years)	2.6	3.4
Risk-free interest rate	0.3%	1.2%
Expected volatility	67.3%	83.6%
Expected dividend yield	0%	0%

	At September 30, 2011	At December 31, 2010	Change in Fair Value of Warrant Liability
Fair value of warrant liability	$30,724	$4,408,449	$(4,377,725)

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

The assumptions used for the Black-Scholes option pricing model are as follows:

	To Calculate Fair Value of Warrant Liability at
	September 30, 2011	December 31, 2010
Expected life (years)	3.6	4.3
Risk-free interest rate	0.5%	1.6%
Expected volatility	83.8%	77.5%
Expected dividend yield	0%	0%

	At September 30, 2011	At December 31, 2010	Change in Fair Value of Warrant Liability
Fair value of warrant liability	$140,828	$2,263,480	$(2,122,652)

Note 9. Common Stock

We effected a 1-for-10 reverse stock split on July 6, 2011. As a result of the reverse stock split, the outstanding shares of common stock issued and outstanding were reduced from approximately 139 million to 13.9 million. Concurrent with the reverse stock split, we reduced the authorized number of common shares from 250 million to 75 million. The reverse stock split proportionately reduced all issued and outstanding shares of our common stock, as well as common stock underlying stock options, warrants and other common stock based equity grants outstanding immediately prior to the effectiveness of the reverse stock split. The exercise price on outstanding equity based-grants was proportionately increased, while the number of shares available under our equity-based plans was proportionately reduced. Share and per share data (except par value) for the periods presented reflect the effects of this reverse stock split. References to numbers of shares of common stock and per share data in the accompanying financial statements and notes thereto have been adjusted to reflect the reverse stock split on a retroactive basis.

In January 2011, we sold 1,000,000 shares of our common stock to selected institutional investors at a price of $10.00 per share. We received net proceeds, after deducting offering expenses and fees, of approximately $9,400,000. The investors were also granted an option to purchase an additional 600,000 shares at $10.00 per share. The option was not exercised and expired on February 18, 2011. The shares were offered under a shelf registration previously filed with, and declared effective by, the SEC.

In the second and third quarter of 2011, we sold a total of 423,216 shares of our common stock under a sales agreement entered into in June 2009 at an average price per share of $2.58 for gross proceeds of approximately $1,093,000. The sales agent is paid compensation equal to 3% of gross proceeds pursuant to the terms of the agreement. The shares were offered under a shelf registration previously filed with, and declared effective by, the SEC.

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

Overview

The Company

We are engaged in researching, developing, and commercializing stem cell therapeutics and enabling tools and technologies for stem cell-based research and drug discovery and development. Our research and development (R&D) programs are primarily focused on identifying and developing potential cell-based therapeutics which can either restore or support organ function. In particular, since we relocated our corporate headquarters to California in 1999, our R&D efforts have been directed at refining our methods for identifying, isolating, culturing, and purifying the human neural stem cell and human liver engrafting cells (hLEC) and developing these as potential cell-based therapeutics for the central nervous system (CNS) and the liver, respectively. In our CNS Program, our HuCNS-SC® product candidate (purified human neural stem cells) is currently in clinical development for spinal cord injury and Pelizeaus-Merzbacher Disease (PMD), a myelination disorder in the brain. We are currently conducting a Phase I/II clinical trial in Switzerland of our HuCNS-SC cells for the treatment of chronic spinal cord injury, and successfully transplanted the first patient in this trial in September 2011. In February 2011, we completed patient accrual in our Phase I clinical trial in PMD, a fatal disorder in which patients do not produce normal myelin in the brain; and in November 2011, we announced interim data from this study, including MRI analysis of a patient which shows changes consistent with the early development of new myelin in the regions in which the clinical investigators transplanted our HuCNS-SC cells. The trial will be completed in February 2012 and we expect to report results of the trial in early 2012. In addition, we plan to submit in 2011 an IND to conduct a Phase I/II clinical trial in the dry form of age-related macular degeneration. We previously completed a Phase I clinical trial in infantile and late infantile neuronal ceroid lipofuscinosis (NCL, also known as Batten disease), and the data from that trial showed that our HuCNS-SC cells were well tolerated and non-tumorigenic, and that there was evidence of engraftment and long-term survival of the transplanted HuCNS-SC cells. In our Liver Program, we are focused on identifying and developing liver cells as potential therapeutics for a range of liver diseases. For a brief description of our significant therapeutic research and development programs see Overview “Research and Development Programs” in the Business Section of Part I, Item 1 of our Form 10-K for the year ended December 31, 2010.

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

We have not derived any revenue or cash flows from the sale or commercialization of any products except for license revenue for certain of our patented cells and sales of cell culture products for use in research. As a result, we have incurred annual operating losses since inception and expect to incur substantial operating losses in the future. Therefore, we are dependent upon external financing from equity and debt offerings, government grants and revenue from collaborative research arrangements with corporate sponsors to finance our operations. We have no such collaborative research arrangements at this time and there can be no assurance that such financing or partnering revenue will be available when needed or on terms acceptable to us.

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

The research markets served by our tools and technologies products are highly competitive, complex and dynamic. Technological advances and scientific discoveries have accelerated the pace of change in biological research, and stem cell technologies have been evolving particularly fast. We compete mainly by focusing on specialty media and antibody reagent products and cell-based assays, which are custom designed for use in stem cell-based research, where we believe our expertise, intellectual property and reputation give us competitive advantage. We believe that, in this particular market niche, our products and technologies offer customers specific advantages over those offered by our competitors. We compete by offering innovative, quality-controlled products, consistently made and designed to produce reproducible results. We continue to make investments in research and development, quality management, quality improvement, and product innovation. We cannot assure you that we will have sufficient resources to continue to make such investments. For the three-month period ended September 30, 2011, we generated revenues from the sale of specialty cell culture products of approximately $182,000. There can be no assurance that we will be able to continue to generate such revenues in the future.

Significant Events

In July 2011 a collaborative study, in which commercially available SC Proven serum-free cell culture media was used for the reproducible and robust production of large numbers of genetically stable, self-renewing cells that retain true multi-potent biological function over extended culture periods, was published. This work overcame a key hurdle to the use of non-immortalized cells for regenerative medicine, and demonstrated the utility of human tissue-derived neural stem cells as a scalable platform for cell-based drug discovery and drug screening applications. The paper was published in a special edition of Neurochemistry International dedicated to “The Potential of Stem Cells for 21st Century Neuroscience.”

In July 2011, we relocated our corporate headquarters and U.S.-based research and development operations to Newark, California. Our new facilities comprise newly constructed, custom designed laboratory and office space, and house the majority of our U.S. workforce.

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

In September 2011, the first patient in our breakthrough Phase I/II clinical trial in chronic spinal cord injury was enrolled and successfully transplanted with our HuCNS-SC cells. The clinical trial is being conducted at Balgrist University Hospital, University of Zurich, a world leading medical center for spinal cord injury and rehabilitation.

In September 2011, the California Institute of Regenerative Medicine (CIRM) approved our application for a “Disease Team Therapy Development Planning Award” and awarded a grant totaling approximately $100,000. We were one of only four companies to be awarded a disease team planning grant, which will help fund our plans to develop our proprietary HuCNS-SC cells in Alzheimer’s disease by enabling us and our collaborators to prepare and submit an application for a “Disease Team Therapy Development Research Award.” Each Research Award may be up to $20 million, payable over four years, to fund preclinical and IND-enabling activities with the aim of starting human clinical trials within a four-year window. The CIRM has indicated it plans to approve and fund Research Awards in the summer of 2012.

In November 2011, we announced interim data from our Phase I PMD trial, including MRI evidence consistent with new myelin production following HuCNS-SC transplantation, as well as safety data that suggests the procedure and cells have been well tolerated.

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

We review our valuation assumptions at each grant date and, as a result, our assumptions in future periods may change. As of September 30, 2011, we expect to recognize approximately $3,736,000 of compensation expense related to unvested stock-based awards over a weighted-average period of 2.1 years. See also Note 5, “Stock-Based Compensation,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

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

Management forms its best estimate on a quarterly basis, after considering actual sublease activity, reports from our broker/realtor about current and predicted real estate market conditions in Rhode Island, the likelihood of new subleases in the foreseeable future for the specific facility and significant changes in the actual or projected operating expenses of the property. We discount the projected net outflow over the term of the leasehold to arrive at the present value, and adjust the reserve to that figure. The estimated vacancy rate for the facility is an important assumption in determining the reserve because changes in this assumption have the greatest effect on estimated sublease income. In addition, the vacancy rate estimate is the variable most subject to change, while at the same time it involves the greatest judgment and uncertainty due to the absence of highly predictive information concerning the future of the local economy and future demand for specialized laboratory and office space in that area. The average vacancy rate of the facility over the last eight years (2003 through 2010) was approximately 74%, varying from 62% to 89%. As of September 30, 2011, based on current information available to management, the vacancy rate is projected to be approximately 69% for 2011, and approximately 70% from

2012 through the end of the lease. These estimates are based on actual occupancy as of September 30, 2011, predicted lead time for acquiring new subtenants, historical vacancy rates for the area, and assessments by our broker/realtor of future real estate market conditions. If the assumed vacancy rate for the remainder of the lease had been 5% higher or lower at September 30, 2011, then the reserve would have increased or decreased by approximately $60,000. Similarly, a 5% increase or decrease in the operating expenses for the facility would have increased or decreased the reserve by approximately $50,000, and a 5% increase or decrease in the assumed average rental charge per square foot would have decreased or increased the reserve by approximately $18,000. Management does not wait for specific events to change its estimate, but instead uses its best efforts to anticipate them on a quarterly basis. See Note 6 “Wind-Down Expenses,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

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

Results of Operations

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future due to the occurrence of material recurring and nonrecurring events, including without limitation the receipt and payment of recurring and nonrecurring licensing payments, the initiation or termination of clinical studies, research collaborations and development programs for both cell-based therapeutic products and research tools, unpredictable or unanticipated manufacturing and supply costs, unanticipated capital expenditures necessary to support our business, expenses arising out of the integration of the acquired SCS operations, developments in on-going patent prosecution ] and litigation, the on-going expenses to lease and maintain our Rhode Island facilities, and the costs associated with operating our California and Cambridge, U.K. facilities.

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

Revenue and Cost of Product Sales

Revenue for the three and nine-month periods ended September 30, 2011, as compared with the same periods in 2010, is summarized in the table below:

	Three months ended, September 30		Change in 2011 versus 2010		Nine months ended, September 30		Change in 2011 versus 2010
	2011	2010	$	%	2011	2010	$	%
Revenue:
Licensing agreements and grants	$41,265	$123,693	$(82,428)	(67)%	$162,614	$409,092	$(246,478)	(60)%
Product sales	182,321	129,826	52,495	40%	516,536	318,831	197,705	62%

Total revenue	223,586	253,519	(29,933)	(12)%	679,150	727,923	(48,773)	(7)%
Cost of product sales	60,501	35,914	24,587	68%	167,390	104,538	62,852	60%

Gross Profit	$163,085	$217,605	$(54,520)	(25)%	$511,760	$623,385	$(111,625)	(18)%

Third quarter ended September 30, 2011 versus third quarter ended September 30, 2010. Total revenue in the third quarter of 2011 was approximately $224,000, which was 12% lower than total revenue of approximately $254,000 in the third quarter of 2010. In the third quarter of 2011, revenue from product sales was approximately $52,000, or 40%, higher as compared to the same period in 2010. This increase was primarily attributable to both increased unit volumes and new product launches in our SC Proven line of media and reagents. Licensing and grant revenue decreased by approximately $82,000, or 67%, in 2011 compared to 2010, which was primarily attributable to the completion and termination of several projects funded by grants in 2010.

Nine-month period ended September 30, 2011 versus nine-month period ended September 30, 2010. Total revenue in the nine-month period ended September 30, 2011 was approximately $679,000, which was 7% lower than total revenue of approximately $728,000 in the similar period of 2010. In the nine-month period ended September 30, 2011, revenue from product sales was approximately $198,000, or 62%, higher as compared to the same period in 2010. This increase was primarily attributable to both increased unit volumes and new product launches in our SC Proven line of media and reagents. Licensing and grant revenue decreased by approximately $246,000, or 60%, in 2011 compared to 2010, which was primarily attributable to the completion and termination of several projects funded by grants in 2010.

Operating Expenses

Operating expenses for the three and nine-month periods ended September 30, 2011, as compared with the same periods in 2010, is summarized in the table below:

	Three months ended, September 30		Change in 2011 versus 2010		Nine months ended, September 30		Change in 2011 versus 2010
	2011	2010	$	%	2011	2010	$	%
Operating expenses:
Research & development	$4,524,334	$5,200,612	$(676,278)	(13)%	$15,103,845	$15,096,354	$7,491	*
Selling, general & administrative	$1,733,229	$2,017,872	$(284,643)	(14)%	$5,912,220	$6,889,292	$(977,072)	(14)%
Wind-down expenses	68,694	—	68,694	**	258,749	291,168	(32,419)	(11)%

Total operating expenses	$6,326,257	$7,218,484	$(892,227)	(12)%	$21,274,814	$22,276,814	$(1,002,000)	(5)%

*	Less than 1%
**	Calculation not meaningful

Research and Development Expenses

Our R&D expenses consist primarily of salaries and related personnel expenses, costs associated with clinical trials and regulatory submissions, costs associated with preclinical activities such as toxicology studies, costs associated with cell processing and process development, certain patent-related costs such as licensing, facilities related costs such as depreciation, lab equipment and supplies. Clinical trial expenses include payments to vendors such as clinical research organizations, contract manufacturers, clinical trial sites, laboratories for testing clinical samples and consultants. Cumulative R&D costs incurred since we refocused our activities on developing cell-based therapeutics (fiscal years 2000 through the three months ended September 30, 2011) were approximately $147 million. Over this period, the majority of these cumulative costs were related to: (i) characterization of our proprietary HuCNS-SC cells, (ii) expenditures for toxicology and other preclinical studies, preparation and submission of applications to regulatory agencies to conduct clinical trials and obtaining regulatory clearance to initiate such trials, all with respect to our HuCNS-SC cells, (iii)preclinical studies and development of our human liver engrafting cells, (iv) costs associated with cell processing and process development, and (v) costs associated with our clinical studies.

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

Third quarter ended September 30, 2011 versus third quarter ended September 30, 2010. R&D expenses totaled approximately $4,524,000 in the third quarter of 2011 compared with $5,201,000 in the third quarter of 2010. The decrease of approximately $676,000, or 13%, in 2011 compared to 2010, was primarily attributable to (i) a decrease of approximately $489,000 in personnel expenses due to the reduction in force effected in May 2011, (ii) a decrease of approximately $241,000 in operating expenses at our U.K. operations as we consolidated our activities at the site, (iii) a decrease of approximately $173,000 in external services primarily related to cell manufacturing, and, (iv) a decrease of approximately $204,000 in other operating expenses. These decreased expenses were partially offset by (i) an increase in of approximately $279,000 in clinical trial expenses; including, in September 2011, the enrollment and dosing of the first patient in our Phase I/II clinical trial in chronic spinal cord injury and (ii) an increase in facilities expense of approximately $152,000 primarily due to recognizing operating lease expense on a straight-line basis (See Note 7 “Commitment and Contingencies,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information).

Nine-month period ended September 30, 2011 versus nine-month period ended September 30, 2010. R&D expenses totaled approximately $15,104,000 in the nine-month period ended September 30, 2011, which was relatively flat as compared with $15,096,000 for the same period in 2010. In 2011, we had decreases in the following expenses: (i) approximately $878,000 in personnel expenses due to the reduction in force effected in May 2011, (ii) approximately $601,000 in operating expenses at our U.K. operations as we consolidated our activities at the site, (iii) approximately $773,000 in expenses related to manufacturing and other external services and, (iv) a decrease of approximately $167,000 in other operating expenses. These decreases in expenses were offset by the following increases: (i) approximately $222,000 in severance payments related to the reduction in force effected in May 2011, (ii) approximately $592,000 in clinical study expenses; including, in September 2011, the enrollment and dosing of the first patient in our Phase I/II clinical trial in chronic spinal cord injury, iii) approximately $899,000 in external service expenses primarily related to continuing preclinical studies and IND-enabling activities related to retinal disorders and other potential indications, and (iv) approximately $713,000 in facilities expense primarily due to recognizing operating lease expense on a straight-line basis (See Note 7 “Commitment and Contingencies,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information).

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

Third quarter ended September 30, 2011 versus third quarter ended September 30, 2010. SG&A expenses totaled approximately $1,733,000 in the third quarter of 2011 compared with approximately $2,018,000 in the third quarter of 2010. The decrease of approximately $285,000, or 14%, in 2011 compared to 2010, was primarily attributable to (i) a decrease of approximately $185,000 in personnel expenses primarily due to the reduction in force effected in May 2011, and (ii) a decrease of approximately $97,000 in operating expenses at our U.K. operations as we consolidated our activities at the site, and (iii) a decrease of $3,000 in other operating expenses.

Nine-month period ended September 30, 2011 versus nine-month period ended September 30, 2010. SG&A expenses totaled approximately $5,912,000 in the nine-month period ended September 30, 2011, as compared with $6,889,000 for the same period in 2010. The decrease of approximately $977,000, or 14%, in 2011 compared to 2010, was primarily attributable to (i) a decrease of approximately $305,000 in personnel expenses primarily due to the reduction in force effected in May 2011, (ii) a decrease of approximately $459,000 in operating expenses at our U.K. operations as we consolidated our activities at the site, (iii) a decrease in external services of approximately $153,000, and (vi) a decrease of $60,000 in other operating expenses. This decrease in the nine months of 2011 compared to 2010 was net of approximately $38,000 in severance payments related to the reduction in force effected in May 2011.

Wind-down Expenses

	Three months ended, September 30		Change in 2011 versus 2010		Nine months ended, September 30		Change in 2011 versus 2010
	2011	2010	$	%	2011	2010	$	%
Wind-down expenses	$68,694	—	$68,694	**	$258,749	$291,168	(32,419)	(11)%

Rhode Island

In 1999, in connection with exiting our former research facility in Rhode Island, we created a reserve for the estimated lease payments and operating expenses related to it. The reserve has been re-evaluated and adjusted based on assumptions relevant to real estate market conditions and the estimated time until we could either fully sublease, assign or sell our remaining interests in the property. The reserve was approximately $2,644,000 at December 31, 2010. Payments net of subtenant income of approximately $308,000 for the third quarter of 2011 and approximately $926,000 for the nine-month period ended September 30, 2011 were recorded against this reserve. We re-evaluated the estimate at the end of each quarter in 2011 and adjusted the reserve to approximately $1,977,000 by recording in aggregate for the nine-month period ended September 30, 2011, additional wind-down expenses of approximately $259,000. In 2010, payments recorded against the reserve were approximately $303,000 for the third quarter and approximately $898,000 for the nine-month period ended September 30, 2010. To adjust the reserve, we recorded in aggregate additional wind-down expenses of approximately $291,000 for the nine month period ended September 30, 2010. Expenses for this facility will fluctuate based on changes in tenant occupancy rates and other operating expenses related to the lease. Even though it is our intent to sublease, assign, sell, or otherwise divest ourselves of our interests in the facility at the earliest possible time, we cannot determine with certainty a fixed date by which such events will occur. In light of this uncertainty, based on estimates, we will periodically re-evaluate and adjust the reserve, as necessary. See Note 6 “Wind-down expenses,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

**	Calculation not meaningful

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

Other Income (Expense)

Other income totaled approximately $1,829,000 in the third quarter of 2011 compared with other income of $1,449,000 in the same period of 2010, and other income of $6,646,000 for the nine-month period ended September 30, 2011 compared with other income of approximately $5,367,000 for the nine-month period ended September 30, 2010.

	Three months ended, September 30		Change in 2011 versus 2010		Nine months ended, September 30		Change in 2011 versus 2010
	2011	2010	$	%	2011	2010	$	%
Other income (expense):
Change in fair value of warrant liability	$1,697,194	$1,227,585	$469,609	38%	$6,500,377	$5,184,304	$1,316,073	25%
Realized gain on sale of marketable securities	—	—	—	—	83,750	—	83,750	* *
Interest income	3,514	10,911	(7,397)	(68)%	11,332	24,814	(13,482)	(54)%
Interest expense	(16,585)	(22,221)	5,636	(25)%	(56,585)	(72,775)	16,190	(22)%
Other income , net	144,697	232,348	(87,651)	(38)%	107,400	230,408	(123,008)	(53)%

Total other income	$1,828,820	$1,448,623	$380,197	26%	$6,646,274	$5,366,751	$1,279,523	24%

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

Realized Gain on Sale of Marketable Securities

In the second quarter of 2011, we sold our remaining 1,921,924 shares of ReNeuron for net proceeds of approximately $158,000 and a realized gain of approximately $84,000. As of June 30, 2011, we hold no shares of ReNeuron. See Note 2 “Financial Instruments” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

Interest Income

Interest income in the three month period ended September 30, 2011 and 2010 were not significant due to low average yields.

Interest Expense

Interest expense decreased by approximately $6,000 or 25% in the third quarter of 2011, and $16,000 or 22% for the nine-month period ended September 30, 2011, when compared to the same periods in 2010. Interest expense is primarily for outstanding debt and capital lease balances. See Note 7 “Commitment and Contingencies,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

Other income (expense), net

Other income for the three and nine month periods in 2011 include the receipt of approximately $150,000 as a break-up fee paid to us upon the expiration of an exclusivity period granted to a potential licensee. Other income was partially offset by other expenses primarily state franchise taxes. Other income for the three and nine month periods in 2010 includes approximately $227,000 from final settlement of various claims related to the SCS acquisition.

Liquidity and Capital Resources

Since our inception, we have financed our operations through the sale of common and preferred stock, the issuance of long-term debt and capitalized lease obligations, revenue from collaborative agreements, research grants, license fees, and interest income.

	September 30, 2011	December 31, 2010	Change
			$	%
Cash and cash equivalents	$7,294,074	$19,707,821	$(12,413,747)	(63)%

In summary, our cash flows were:

	Nine months ended September 30,		Change in 2011 versus 2010
	2011	2010	$	%
Net cash used in operating activities	$(16,845,564)	$(19,655,257)	$2,809,693	(14)%
Net cash used in investing activities	$(5,378,064)	$(766,907)	$(4,611,157)	* *
Net cash provided by financing activities	$9,852,060	$6,380,033	$3,472,027	54%

Net Cash Used in Operating Activities

Net cash used in operating activities in the nine-month period ended September 30, 2011 decreased by approximately $2,810,000, or 14%, when compared to the same period of 2010. Cash used in operating activities is primarily driven by our net loss as adjusted for non-cash charges and differences in the timing of operating cash flows.

Net Cash Used in Investing Activities

The increase of approximately $4,611,000, from 2010 to 2011 for net cash used in investing activities, was primarily attributable to the net purchase of short-term marketable debt securities of approximately $5,090,000 in the nine-month period ended September 30, 2011 as compared to none in the similar period of 2010. This increase was partially offset by a decrease in net capital expenditures of approximately $479,000 in the nine-month period ended September 30, 2011 as compared to the similar period of 2010.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the nine-month period ended September 30, 2011 increased by approximately $3,472,000 compared to the same period in 2010. In January 2011, we raised gross proceeds of $10,000,000 through the sale of 1,000,000 shares of our common stock to selected institutional investors at a price of $10.00 per share. We received net proceeds, after deducting offering expenses and fees, of approximately $9,400,000. The investors were also granted an option to purchase an additional 600,000 shares at $10.00 per share. The option was not exercised and expired on February 18, 2011. The shares were offered under a shelf registration filed with and declared effective by, the SEC. In the second and third quarter of 2011, we sold a total of 423,216 shares of our common stock under a sales agreement entered into in June 2009 at an average price per share of $2.58 for gross proceeds of approximately $1,093,000. The sales agent is paid compensation equal to 3% of gross proceeds pursuant to the terms of the agreement. The shares were offered under a shelf registration previously filed with, and declared effective by, the SEC.

**	Calculation is not meaningful

We have incurred significant operating losses and negative cash flows since inception. We have not achieved profitability and may not be able to realize sufficient revenue to achieve or sustain profitability in the future. We do not expect to be profitable in the next several years, but rather expect to incur additional operating losses. We have limited liquidity and capital resources and must obtain significant additional capital resources in order to sustain our product development efforts, for acquisition of technologies and intellectual property rights, for preclinical and clinical testing of our therapeutic products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities, for selling, general and administrative expenses and other working capital requirements. We rely on cash balances and proceeds from equity and debt offerings, proceeds from the transfer or sale of our intellectual property rights, equipment, facilities or investments, government grants, and funding from collaborative arrangements, if obtainable, to fund our operations.

We intend to pursue opportunities to obtain additional financing in the future through equity and debt financings, grants and collaborative research arrangements. In November 2010, we filed with the SEC, and the SEC declared effective, a universal shelf registration statement which permits us to issue up to $100 million worth of registered debt and equity securities. As of October 25, 2011, we had approximately $89 million under this universal shelf registration statement available for issuing debt or equity securities. Under this effective shelf registration, we have the flexibility to issue registered securities, from time to time, in one or more separate offerings or other transactions with the size, price and terms to be determined at the time of issuance. Registered securities issued using this shelf may be used to raise additional capital to fund our working capital and other corporate needs, for future acquisitions of assets, programs or businesses, and for other corporate purposes.

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

On March 3, 2011, we were notified by NASDAQ that the closing bid price of our common stock had been below $1.00 per share for 30 consecutive business days, and therefore we did not meet the requirements for continued listing on the NASDAQ Global Market. In accordance with NASDAQ rules, we had 180 calendar days, or until August 30, 2011, to regain compliance with this minimum bid price requirement. We would regain compliance if the closing bid price of our common stock is $1.00 per share or higher for a minimum of ten consecutive business days during the initial 180-day compliance period. In July 2011, following the affirmative vote of our stockholders at our Annual Meeting, we effected a one-for-ten reverse stock split. Later in July 2011, we received notification from NASDAQ that we had regained compliance with the minimum bid price requirement for continued listing on the NASDAQ Global Market.

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

Operating Leases — California

In September 2010, we entered into a two-year sublease agreement with Caliper Life Sciences, Inc., for approximately 13,200 square feet in a facility located in Mountain View, California. We will pay approximately $695,000 in aggregate as rent over the term of the lease. The lease contains escalating rent payments, which we recognize as operating lease expense on a straight-line basis. Deferred rent was approximately $4,000 as of September 30, 2011, and approximately $1,000 as of December 31, 2010.

In December 2010, we entered into a commercial lease agreement with BMR-Gateway Boulevard LLC (“BMR”), as landlord, for approximately 43,000 square feet of office and research space at BMR’s Pacific Research Center in Newark, California. The initial term of the lease is approximately eleven and one-half years, and we relocated our corporate headquarters and core research activities from a facility located at the Stanford Research Park in Palo Alto, California, to this facility in July 2011. The lease for the Palo Alto facility expired on August 31, 2011, and a letter of credit for approximately $389,000, which served as a security deposit was transferred from our restricted cash account to our cash and cash equivalents account. Initial base rent for the facility in Newark is expected to be approximately $2.20 per square foot, with yearly increases throughout the term, and subject to certain adjustments for draws upon the tenant allowances among other things. We will pay approximately $14,906,000 in aggregate as rent over the term of the lease, which we recognize as operating lease expense on a straight-line basis. Deferred rent was approximately $1,032,000 as of September 30, 2011. We constructed laboratories, offices and related infrastructure within the leased space during the first several months of the lease. As part of the lease, BMR has agreed to provide various financial allowances so that we can build initial and future laboratories, offices and other improvements, subject to customary terms and conditions relating to landlord-funded tenant improvements. As part of the lease, we have, until January 2013, an option to lease up to an additional 30,000 square feet in the building.

Operating Leases — Rhode Island

We entered into a fifteen-year lease agreement for a scientific and administrative facility (SAF) in Rhode Island in connection with a sale and leaseback arrangement in 1997. The lease term expires June 30, 2013 and includes escalating rent payments which we recognize on a straight-line basis. Deferred rent expense for this facility was approximately $503,000 at September 30, 2011 and $656,000 at December 31, 2010, and is included as part of the wind-down accrual on the accompanying condensed consolidated balance sheets. For the year 2011, we expect to pay approximately $1,172,000 in operating lease payments and estimated operating expenses of approximately $635,000, before receipt of sub-tenant income and we expect to receive, in aggregate, approximately $422,000 in sub-tenant rent and operating expenses. As a result of the above transactions, our estimated cash outlay net of sub-tenant rent for the SAF will be approximately $1,385,000 for 2011.

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

With the exception of the leases discussed above, we have not entered into any off balance sheet financial arrangements and have not established any special purpose entities. We have not guaranteed any debts or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations

In the table below, we set forth our legally binding and enforceable contractual cash obligations at September 30, 2011:

	Total Obligations at September 30, 2011	Payable in (October to December) 2011	Payable in 2012	Payable in 2013	Payable in 2014	Payable in 2015	Payable in 2016 and Beyond
Operating lease payments(1)	$17,448,998	$724,486	$2,558,793	$1,933,202	$1,252,242	$1,303,704	$9,676,571
Capital lease (equipment)	36,677	18,348	18,329	—	—	—	—
Bonds Payable (principal & interest)(2)	675,536	60,425	240,666	237,593	136,852	—	—

Total contractual cash obligations	$18,161,211	$803,259	$2,817,788	$2,170,795	$1,389,094	$1,303,704	$9,676,571

(1)	Operating lease payments exclude space-sharing and sub-lease income (see “Off-Balance Sheet Arrangements — Operating Leases” above for further information), but include rent payments for our Rhode Island facility that are included as part of our “Accrued wind-down expenses” in our condensed consolidated financial statements. See Note 6, “Wind-down expenses” and Note 7, “Commitments and Contingencies” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

(2)	See Note 7, “Commitments and Contingencies” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

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

We do not have any material unconditional purchase obligations or commercial commitments related to capital expenditures, clinical development, clinical manufacturing, or other external services contracts at September 30, 2011.

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

In September 2011, the FASB issued an update to previous guidance on testing goodwill for impairment. The amendments in this update simplifies how entities, both public and nonpublic companies test goodwill for impairment. Under the amendments, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. An entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not expect this new guidance to have a material effect on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks at September 30, 2011 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2010 on file with the U.S. Securities and Exchange Commission.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 31.1 —	Certification of Martin McGlynn under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 —	Certification of Rodney K. B. Young under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 —	Certification of Martin McGlynn Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 —	Certification of Rodney K. B. Young Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.1 —	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.(****)

****	Pursuant to Rule 406T of Regulation S-T, the XBRL files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEMCELLS, INC.
(name of Registrant)

November 2, 2011

/s/ Rodney K. B. Young
Rodney K. B. Young
Chief Financial Officer

Exhibit Index

Exhibit 31.1 —	Certification of Martin McGlynn under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 —	Certification of Rodney K. B. Young under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 —	Certification of Martin McGlynn Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 —	Certification of Rodney K. B. Young Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.1 —	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.(****)

****	Pursuant to Rule 406T of Regulation S-T, the XBRL files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.