Form 10-K
period 2011-12-31
STEMCELLS INC
filed 2012-03-15
CIK 883975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-19871

STEMCELLS, INC.

(Exact name of Registrant as specified in its charter)

A Delaware Corporation	94-3078125
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7707 GATEWAY BLVD NEWARK, CA	94560
(Address of principal offices)	(zip code)

Registrant’s telephone number, including area code:

(510) 456-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value Junior Preferred Stock Purchase Rights	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of common stock held by non-affiliates at June 30, 2011: $72,494,157. Inclusion of shares held beneficially by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management policies of the registrant, or that such person is controlled by or under common control with the Registrant.

Common stock outstanding at March 2, 2012: 23,294,881 shares.

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

NOTE REGARDING REFERENCES TO OUR COMMON STOCK

Throughout this Form 10-K, the words “we,” “us,” “our,” and “StemCells” refer to StemCells, Inc., including our directly and indirectly wholly-owned subsidiaries. “Common stock” refers to the common stock of StemCells, Inc., $0.01 par value.

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

Our primary research and development efforts are focused on identifying and developing stem and progenitor cells as potential therapeutic agents. We currently have two therapeutic product development programs: (i) our CNS Program, which is developing applications for HuCNS-SC® cells, our proprietary human neural stem cell product candidate, and (ii) our Liver Program, which is characterizing our proprietary human liver cells as a potential therapeutic product. We estimate that degenerative conditions of the central nervous system (CNS) and the liver together currently affect more than 35 million people in the United States.(1)

In our CNS Program, we are in clinical development with our HuCNS-SC cells for a range of disorders of the central nervous system. The CNS includes the brain, spinal cord and eye, and we are currently the only stem cell company in clinical development for indications in all three organs comprising the CNS, specifically:

(i)	with respect to the brain,

•

in February 2012, we completed a Phase I clinical trial in Pelizeaus-Merzbacher Disease (PMD), a fatal myelination disorder in the brain, and we expect to report final data from this study in late March 2012; in November 2011, we announced interim data from this study, including MRI analysis of one patient which shows changes consistent with the early development of new myelin in the regions in which our HuCNS-SC cells were transplanted;

•

previously, we completed a Phase I clinical trial in infantile and late infantile neuronal ceroid lipofuscinosis (NCL, also often referred to as Batten disease), which is a neurodegenerative disorder of the brain, and data from that trial showed that our HuCNS-SC cells were well tolerated, non-tumorigenic, and there was evidence of engraftment and long-term survival of the transplanted HuCNS-SC cells; and

•	we are also conducting preclinical studies of our HuCNS-SC cells in Alzheimer’s disease,

(ii)	with respect to the spinal cord, we are conducting a Phase I/II clinical trial of our HuCNS-SC cells in Switzerland for the treatment of chronic spinal cord injury, and we completed the enrollment and dosing of the first patient cohort in December 2011, and

(iii)	with respect to the eye, in January 2012, we received authorization from the U.S. Food and Drug Administration (FDA) to conduct a Phase I/II clinical trial for dry age-related macular degeneration (AMD), the most common form of AMD.

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

may be a candidate for product development. In October 2011, we formed a wholly-owned subsidiary to focus on both the therapeutic and research tool applications of our hLEC technologies and to serve as an investment vehicle for those interested in a “pure play” liver cell company.

In our tools and technologies programs, we are engaged in developing and commercializing applications of our technologies to enable stem cell-based research. We currently market a range of proprietary cell culture products and antibody reagents under the SC Proven® brand. Our cell culture products include iSTEM®, GS1-R®, GS2-M® , RHB-A®, RHB-Basal® , NDiff® N2B27, NDiff® N2 and NDiff N27 supplements. Our antibody reagents include STEM24™, STEM101®, STEM121®, and STEM123®, which can be used for cell detection, isolation and characterization. Academic and industrial laboratories conducting stem cell research need specialized cell culture products and reagents for the derivation, growth, maintenance, and manipulation of stem cells, as well as their detection, isolation and characterization in both in vitro and in vivo models. As this type of research continues to grow, the market for such cell culture products and reagents should also continue to expand. We are seeking to leverage our proprietary technologies, including technologies relating to embryonic stem cells, induced pluripotent stem (iPS) cells, and tissue-derived (adult) stem cells, for use in stem cell-based research. Several of the cell technologies and intellectual property related to our enabling cell technologies programs were acquired in April 2009 through our acquisition of substantially all of the operating assets and liabilities of Stem Cell Sciences Plc (SCS).

The Potential of Our Tissue-Derived Cell-Based Therapeutics

Stem cells are “building block” cells as they produce all the mature functional cell types found in normal organs. Stem cells have two defining characteristics: (i) they produce all of the mature cell types of the particular organ, and (ii) they self renew — that is, some of the cells developed from stem cells are themselves new stem cells. Progenitor cells are cells that have already developed from stem cells, but can still produce one or more mature cell types within an organ. Stem cells are rare; to date only four human stem cells have been identified and characterized in vivo: (i) the hemotopoietic stem cell, (ii) the mesenchymal stem cell, (iii) the neural stem cell, and (iv) the embryonic stem cell. Because of this self-renewal property, we believe that stem cell-based therapies may have the potential to return an impaired organ to proper function for the life of the patient.

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

Consequently, we have made significant investments in our research and development, clinical and regulatory, and cell processing and process development capabilities. Our management and staff have many years of experience in the stem cell field and in developing potential cell therapies. Two of the four human stem cells identified and characterized to date (the hematopoietic and neural stem cells) were discovered by scientists who are currently on our staff, and we believe we were the first company to receive authorization from the FDA to conduct a clinical trial of a purified neural stem cell product candidate, as well as the first to complete such a clinical trial. We are committed to proving that “groundbreaking science,” especially in the field of stem cell biology, has the potential to create truly “breakthrough medicine.”

Many of our core competencies in cell biology have applicability beyond the development of therapeutic products. Therefore, another element of our business strategy is to leverage these core competencies to develop non-therapeutic applications for our cell technologies, which we believe represent nearer-term commercial opportunities. As scientific and medical research increasingly focuses on stem cells and cell biology, our technologies are expected to have utility as tools to help enable this research. We currently market specialized cell culture products and antibody reagents through our SC Proven product line and are seeking to develop and commercialize applications of our technologies for use in stem cell-based research.

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

CNS Program	Cell-based therapeutics to restore or preserve function to central nervous system tissue by protecting, repairing or replacing dysfunctional or damaged cells.

Diseases and Disorders of the Brain	Pelizeaus-Merzbacher Disease:

•    Four-patient Phase I clinical trial completed February 2012. Data expected to be reported in late March 2012.

•    Interim data from this Phase I trial, including MRI data, showed changes consistent with the early development of new myelin.

•    Demonstrated in vivo proof of principle by showing in the myelin deficient shiverer mouse that transplanted HuCNS-SC cells can:

•    generate and integrate myelin producing oligodendrocytes into the mouse brain; and

•    tightly wrap the mouse nerve axons to form myelin sheath.

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

•    Demonstrated in vivo proof of principle by showing in a mouse model for infantile NCL that transplanted HuCNS-SC cells can:

•    continuously produce the enzyme that is deficient in infantile NCL;

•    protect host neurons from death; and

•    delay the loss of motor function in HuCNS-SC transplanted mice.

Alzheimer’s Disease:

•    Entered into a collaboration in April 2011 to study the therapeutic potential of our HuCNS-SC cells in Alzheimer’s disease. Earlier findings show that mouse neural stem cells can enhance memory in a mouse model of Alzheimer’s disease.

•   Demonstrated that our HuCNS-SC cells are capable of engrafting and surviving in the hostile environment reflective of an Alzheimer’s brain, which characteristically features abnormal accumulations of brain lesions called plaques and tangles.

Diseases and Disorders of the Spinal Cord	Spinal Cord Injury:

•   Conducting 12-patient Phase I/II clinical trial in Switzerland for chronic spinal cord injury, including both complete and incomplete injuries. First patient cohort enrollment completed December 2011.

•   Demonstrated in vivo proof of principle by showing in a mouse model for spinal cord injury that transplanted HuCNS-SC cells can:

•   restore motor function in injured animals;

•   directly contribute to functional recovery (and that when human cells are ablated restored function is lost); and

•   become specialized oligodendrocytes and neurons.

Diseases and Disorders of the Eye	Age-Related Macular Degeneration:

•   16-patient Phase I/II clinical trial authorized by FDA in January 2012.

•   Demonstrated in vivo proof of principle by showing in the Royal College of Surgeons rat, a widely accepted model for retinal degeneration, that HuCNS-SC cells can:

•   protect photoreceptor cells from death; and

•   prevent or slow loss of vision.

Liver Program	Cellular therapy to restore function to liver tissue by replacing dysfunctional or damaged cells.

• Demonstrated in vivo engraftment and survival of hLEC in a mouse model of liver degeneration.

• Detected human serum albumin and alpha-1-antitrypsin in serum of transplanted animals.

•   Demonstrated the generation of key structural elements of the liver, the bile canaliculi, that are required for bile transport.

•   Identified cell surface markers and methods for selection of hLEC from livers of a broad range of age and quality, including livers deemed not suitable for transplantation.

•   Identified a subset of hLEC that may be a candidate for product development.

CNS Program

Many neurodegenerative diseases involve the failure of central nervous system tissue (i.e., the brain, spinal cord and eye) due to the loss of functional cells. Our CNS Program is initially focusing on developing clinical applications in which transplanting HuCNS-SC cells would protect or restore organ function of the patient before such function is irreversibly damaged or lost due to disease progression. Our initial target indications are (i) Pelizeaus-Merzbacher Disease, and more generally, diseases in which deficient myelination plays a central role, such as cerebral palsy or multiple sclerosis; (ii) spinal cord injury, (iii) disorders in which retinal degeneration plays a central role, such as age-related macular degeneration or retinitis pigmentosa. These disorders affect a significant number of people in the United States and there currently are no effective long-term therapies for them.

Our lead product candidate, HuCNS-SC cells, is a purified and expanded composition of normal human neural stem cells. Alternative therapies based on cells derived from cancer cells, embryonic stem cells, iPS cells, animal-derived cells, or unpurified mixes of cell types have a significantly higher safety hurdle to overcome and while they may provide an effective therapy, technologies to remove potentially harmful cells are still being developed and tested. Furthermore, our HuCNS-SC cells can be directly transplanted, unlike embryonic stem cells or iPS cells, which require one or more prerequisite differentiation steps prior to administration in order to preclude teratoma formation (tumors of multiple differentiated cell types). It is still unclear whether cellular transplants derived from embryonic stem cells or iPS cells can avoid forming teratomas or other abnormal cellular structures due to contaminating cell types in the transplant product.

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

Diseases and Disorders of the Brain

Pelizaeus-Merzbacher Disease (PMD).

Pelizaeus-Merzbacher Disease, a rare, degenerative, central nervous system disorder, is one of a group of genetic disorders known as leukodystrophies. Leukodystrophies involve abnormal growth of the myelin sheath, which is the fatty substance that surrounds nerve fibers in the brain and spinal cord. PMD is most commonly caused by a genetic mutation that affects an important protein found in myelin, proteolipid protein. PMD is most frequently diagnosed in early childhood and is associated with abnormal eye movements, abnormal muscle function, and in some cases, seizures. The course of the disease is marked by progressive neurological deterioration resulting in premature death.

In February 2012, we completed a Phase I clinical trial in PMD. A total of four patients were transplanted with HuCNS-SC cells and were evaluated periodically over a 12-month period. The study is designed to help detect evidence of new myelin, including by magnetic resonance imaging (MRI) of the brain, changes in neuropsychological tests of development and cognitive function, and clinical changes in neurological function. In November 2011, we reported interim data from this study, including MRI analysis of a patient which shows changes consistent with the early development of new myelin in the regions in which the clinical investigators transplanted our HuCNS-SC cells. Data from the completed Phase I trial are expected to be announced in late March 2012. The trial was conducted at the University of California, San Francisco (UCSF) Children’s Hospital.

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

Neuronal Ceroid Lipofuscinosis (NCL; also known as Batten disease).

Neuronal ceroid lipofuscinosis (NCL), which is often referred to as Batten disease, is a neurodegenerative disease that affects infants and young children. Infantile and late infantile NCL are brought on by inherited genetic mutations which result in either a defective or missing enzyme, leading to the accumulation of cellular waste product in various neuronal cell types. This accumulation eventually interferes with normal cellular and tissue function, and leads to seizures and progressive loss of motor skills, sight and mental capacity. Today, NCL is always fatal.

We completed a six-patient Phase I clinical trial of our HuCNS-SC cells in infantile and late infantile NCL in January 2009. We believe that this clinical trial was the first FDA-authorized trial to evaluate purified human neural stem cells as a potential therapeutic agent. Overall, the trial data demonstrated that the HuCNS-SC cells, the transplantation procedure and the immunosuppression regimen were well tolerated by all six patients, and the patients’ medical, neurological and neuropsychological conditions, following transplantation, appeared consistent with the normal course of the disease. In addition to this favorable safety profile, there was evidence of engraftment and long-term survival of the HuCNS-SC cells. This Phase I trial was conducted at OHSU Doernbecher Children’s Hospital.

In October 2010, we initiated a Phase Ib clinical trial in infantile and late infantile NCL at OHSU in order to evaluate the safety and preliminary efficacy our HuCNS-SC cells in patients in earlier stages of the disease. However, in April 2011, despite diligent efforts to identify and enroll eligible patients, we discontinued the trial due to lack of patient accrual.

Our preclinical data demonstrate that HuCNS-SC cells, when transplanted in a mouse model of infantile NCL, engraft, migrate throughout the brain, produce the relevant missing enzyme, measurably reduce the toxic storage material in the brain, protect host neurons so that more of them survive, and delay the loss of motor function compared to a control group of non-transplanted mice. A summary of this data was published in September 2009 in the peer-reviewed journal Cell Stem Cell. We have also demonstrated in vitro that HuCNS-SC cells produce the enzyme that is deficient in late infantile NCL.

Alzheimer’s Disease.

Alzheimer’s disease is a progressive, fatal neurodegenerative disorder that results in loss of memory and cognitive function. Today, there is no cure or effective treatment option. According to the Alzheimer’s Association, approximately 5.4 million Americans have Alzheimer’s disease, including nearly half of people aged 85 and older. The prevalence of Alzheimer’s disease is expected to increase rapidly as a result of our aging population.

In April 2011, we entered into a collaboration with a world renowned leader in Alzheimer’s disease research at the University of California, Irvine (UCI) to study the therapeutic potential of our HuCNS-SC cells in Alzheimer’s disease. Our collaborator’s published research has shown that mouse neural stem cells enhance memory in a mouse model of Alzheimer’s disease, and the goal of the collaboration is to replicate these results using our human neural stem cells. Previously, we conducted studies of our HuCNS-SC cells in another model of Alzheimer’s disease as part of a collaboration with researchers at the McLaughlin Research Institute. This research, which was funded by a National Institutes of Health (NIH) grant, demonstrated that our HuCNS-SC cells are capable of engrafting and surviving in the hostile environment reflective of an Alzheimer’s brain, which characteristically features abnormal accumulations of brain lesions called plaques and tangles.

In September 2011, the California Institute of Regenerative Medicine (CIRM) awarded us and our collaborators a Disease Team Therapy Development Planning Award which totaled approximately $100,000. We were one of only four companies awarded a disease team planning grant. These funds helped us prepare and submit an application for a Disease Team Therapy Development Research Award in January 2012 for the study of HuCNS-SC cells as a potential treatment for Alzheimer’s disease. The CIRM has indicated that each Research Award will be up to $20 million, payable over four years, to fund preclinical and IND-enabling activities with the aim of starting human clinical trials within the four-year window. The CIRM has indicated it plans to approve and fund Research Awards in the Summer of 2012.

Diseases and Disorders of the Spinal Cord

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

We are conducting a Phase I/II clinical trial in Switzerland to evaluate our HuCNS-SC cells as a treatment for chronic spinal cord injury. A total of twelve patients are expected to enroll in the study, all of whom will be three to twelve months post-injury. The study will follow a progressive study design, beginning with patients with complete injuries and then enrolling patients with incomplete injuries, all as classified by the American Spinal Injury Association Impairment Scale (AIS). We completed the enrollment and dosing of the first patient cohort, all of whom had complete injuries classified as AIS A, in December 2011. In addition to assessing safety, the trial will evaluate preliminary efficacy using defined clinical endpoints, such as changes in sensation, motor function, and bowel/bladder function. The trial is being conducted at University Hospital Balgrist in Zurich and was authorized by Swissmedic, the regulatory agency for therapeutic products in Switzerland.

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

In January 2012, we submitted an application to the CIRM for a disease team research award for cervical spinal cord injury. The Research Award may be up to $20 million, payable over four years, to fund preclinical and IND-enabling activities with the aim of starting human clinical trials within a four-year window. The CIRM has indicated it plans to approve and fund Research Awards in the summer of 2012.

Diseases and Disorders of the Eye

Retinal Disorders.

The retina is a thin layer of neural cells that lines the back of the eye and is responsible for converting external light into neural signals. A loss of function in retinal cells leads to impairment or loss of vision. The most common forms of retinal degeneration are age-related macular degeneration (AMD) and retinitis pigmentosa. AMD is the leading cause of vision loss and blindness in people over the age of 55 and afflicts some 30 million people worldwide.

In January 2012, we were authorized by the FDA to conduct a Phase I/II clinical trial in dry age-related macular degeneration, the more common form of AMD. The trial is expected to enroll a total of 16 patients and will evaluate the safety and preliminary efficacy of our HuCNS-SC cells as a treatment for dry AMD. Patients’ vision will be evaluated using conventional methods of ophthalmological assessment at predetermined intervals over a one-year period.

Our preclinical data have shown that our HuCNS-SC cells, when transplanted in a well-established animal model of retinal degeneration, engraft long-term, can protect photoreceptors (the key cells involved in vision) from progressive degeneration, and can slow or prevent loss of visual function. In this model, called the Royal College of Surgeons (RCS) rat, a genetic mutation causes dysfunction of the retinal pigmented cells, which leads to progressive loss of the photoreceptors and ultimately, loss of visual function in the rat. Our preclinical data shows that our human neural stem cells protect both rod and cone photoreceptors in the eye from progressive degeneration and preserve visual function long term. The cone photoreceptors are light sensing cells that are highly concentrated within the macula of the human eye, and the ability to protect these cells suggests a promising approach to treating AMD. A summary of our preclinical data was featured as the cover article in February 2012 edition of the international peer-reviewed European Journal of Neuroscience.

Other CNS Collaborations.

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

Liver Program

According to the American Association for the Study of Liver Diseases, approximately 25 million Americans are afflicted with liver-related disease each year. In many of these diseases, such as hepatitis, liver failure, blood-clotting disorder, cirrhosis, and liver cancer, the liver slowly loses function as liver cells are damaged or destroyed by the disease process. Eventually, an organ transplant is required in order to restore liver function to the patient. Organ transplants, however, are limited by the supply of suitable organs, and the transplant is generally done at the very late stages of the disease, in part because there are many more patients who need a transplant than there are suitable organs available. Moreover, the transplant procedure itself is very invasive.

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

We have identified a subset of our proprietary human liver engrafting cells (hLEC) which we believe may be a candidate for product development. Numerous preclinical studies show that the hLEC demonstrate essential liver enzymatic functions in vitro and that hLEC engraft and show basic function of hepatocytes when transplanted into immunodeficient mice with a metabolic defect.

We hold a portfolio of issued and allowed patents in the liver field which cover the isolation and use of both hLEC cells and the isolated subset, as well as the composition of the cells themselves. See “Patents, Proprietary Rights and Licenses,” below.

In October 2011, we formed a wholly-owned subsidiary to focus on both the therapeutic and research tool applications of our hLEC technologies and to serve as an investment vehicle for those interested in a “pure play” liver cell company.

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

Our current range of cell culture products, which are sold under the SC Proven brand, includes iSTEM, GS1-R, GS2-M, RHB-A, RHB-Basal, NDiff N2, and NDiff N2B27. The following table describes each of these in more detail:

iSTEM	A serum-free, feeder-free medium that maintains mouse embryonic stem cells in their pluripotent “ground state” by using selective small molecule inhibitors to block the pathways which induce differentiation.

RHB-A	A defined, serum-free culture medium for the selective culture of human and mouse neural stem cells and their maintenance and expansion as adherent cell populations.

RHB-Basal	A defined, serum-free basal medium. When supplemented with specific growth factors, this media is specifically formulated for the propagation and differentiation of adherent neural stem cells. RHB-Basal can also be tailored to specific-cell type requirements by the addition of customer preferred supplements.

NDiff N2	A defined serum-free scell culture supplement for the derivation, maintenance, expansion and/or differentiation of human and mouse embryonic stem (ES) cells and tissue-derived neural stem cells supplement.

NDiff N2-AF NDiff N2B27	A serum-free and animal component-free version of NDiff N2. A defined, serum-free medium for the differentiation of mouse embryonic stem cells to neural cell types.

NDiff N27-AF GS1-R

A serum-free and animal component-free version of NDiff N27.

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

Other products marketed under SC Proven include total cell genomic DNA (gDNA), RNA and protein lysate reagents purified from homogenous stem cell populations for intra-comparative studies, such as Epigenetic fingerprinting, Southern, Western and Northern blots, PCR, RT-PCR, and microarrays. This range of purified stem cell line lysates includes:

•	Mouse embryonic stem (ES) cells propagated in proprietary SC Proven ‘2i’ inhibitor-based GS2-M™ media; and

•	Mouse ES cell-derived and fetal tissue-derived neural stem (NS) cells propagated in proprietary SC Proven RHB-A® media.

Other Technologies

In addition to our cell therapeutics and research reagent programs, we hold a number of “non-core” technologies which we feel present important licensing opportunities. The most significant of these are likely to be certain proprietary technology within the Company for the generation of transgenic rats and for drug screening using stem and progenitor cells.

Transgenic Rat Program.

As part of our acquisition of assets from SCS in April 2009, we acquired exclusive rights to an intellectual property portfolio that broadly covers rat pluripotent stem cells, methods for using these cells to generate transgenic rats, and media for the culturing of these cells. This intellectual property was based upon research done at the University of Edinburgh, which showed for the first time the successful derivation and culture of true germline competent rat ES cells required for precise genetic engineering.

In August 2010, researchers demonstrated for the first time the creation of genetically modified rats using rat pluripotent cells that have been gene targeted via homologous recombination, a method which involves adding DNA sequences to the cells to delete (‘knock-out’), add (‘knock-in’) or otherwise modify genes of interest. This work resulted in the successful generation of knock-out rats missing the tumor suppressor gene p53 and served as a proof-of-principle for creating genetically engineered rats using rat ES cells. Prior to this breakthrough, these types of genetic manipulations were only possible in mice, and genetically engineered mice are widely used as disease models. While both mice and rats are used as animal models of human disease, aspects of the rat’s physiology, behavior, and metabolism are closer to the human, making rats the preferred species for drug development and studying human disease. Moreover, the rat cells used to generate these genetically engineered rats were cultured using a proprietary ‘2i’ inhibitor-based media formulation marketed as part of our SC Proven line of specialty cell culture products under the product name “GS1-R.” GS1-R is the first and only commercially available medium shown to enable the derivation and long-term maintenance of the true rat pluripotent cells required for precise genetic manipulation.

We believe that over the past few years a number of researchers have used our rat pluripotent cell technology to derive different knock-out and knock-in rat models. And, over this time, the first of the patents in this portfolio issued (GB Patent No. 2451523), and the proprietary media patent application was allowed in Europe (EPO Patent No. 1999249). We are therefore exploring our rat pluripotent cell technology and our inhibitor-based media as important licensing and commercial opportunities.

Cell-based Assays for Drug Discovery and Development.

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

Because of our leading position in the neural stem cell field, our expertise and technologies may have utility in cell-based assay development efforts in the CNS field. For example, we have tested thousands of compounds on human neural stem cells and have identified a number of compounds that cause proliferation of these cells. We also believe that our hLEC cells may be useful in cell-based assays to test for liver toxicity. Liver toxicity is the most often cited cause of clinical trial failures and drug product withdrawals.

While we recently suspended our internal efforts in the drug assay field due to limited resources and our desire to focus on our therapeutic product development efforts, we nevertheless own or have exclusively licensed a number of patents related to technologies relevant to cell-based research, especially using either neural or liver cells. These include patents related to certain mammalian pluripotent and multipotent stem cells, cellular reprogramming, genetic manipulation of stem cells, the creation of genetically engineered animals used for research, technologies that facilitate the identification and isolation of specific stem cell types, and media formulations for the culture of stem cells. See “Patents, Proprietary Rights and Licenses,” below. We continue to explore ways of monetizing these assets for use in drug screening.

Contract Services and Supply Agreements

Our team members have been at the forefront of the research, development, manufacture and clinical translation of various different stem cells and cell-based therapies for over 20 years. We have demonstrated expertise in the development and implementation of state-of-the-art cell separation devices, bioreactors, closed systems and robotic platforms for manufacture of cells at the required scales. Leveraging this expertise, we now offer contract services for process development, process scale-up/scale-out and production, including use of our automated TAP Biosystems CompacT® SelecT Robotic platform.

In an extension of the process development and production services we have been contracted to scale-up and supply quantities of cell lines, reagents, cell line derivatives and assay protocols for use in client’s drug development and other programs.

Our clients include the service division of a global biotechnology company developing new medicines, and a world-renowned scientific research institute.

Operations

Manufacturing

We have made considerable investments in our manufacturing operations. Our team includes world-recognized experts with proven track records in the development, manufacture and delivery of a range of different cell-based products. For clinical trials, our highly-qualified personnel manufacture cell products in clean room environments in compliance with current Good Manufacturing Practice (cGMP) and to quality standards that meet US as well as international regulatory requirements. By combining expertise and experience, we believe our expandable and bankable cell products can ultimately be manufactured and distributed at commercial-scale as “stem cells in a bottle,” much like an off-the-shelf pharmaceutical product. We believe we also have sufficient ability to manufacture the cell culture media and reagent products that we are currently selling commercially, and that we have sufficient resources to add additional media and reagent manufacturing capacity should the business need arise.

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

Employees

As of December 31, 2011, we had 50 full-time employees, 12 of whom have Ph.D., M.D. or D.V.M. degrees. 40 full-time employees work in research and development and laboratory support services. No employees are covered by collective bargaining agreements. We consider our employee relations in general to be good.

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

Among our significant U.S. patents covering cell-based research tools and technologies are:

•

U.S. Patent Nos. 7,005,299 and 6,150,169, both entitled “Expression of heterologous genes according to a targeted expression profile,” which cover the use of a gene sequence called IRES (internal ribosome entry site), a pivotal technology to target exogeneous gene expression in stem cells, thereby facilitating their identification and use; and

•

U.S. Patent No. 6,878,542 and 7,256,041, both entitled “Isolation, selection and propagation of animal transgenic stem cells,” and U.S. Patent No. 6,146,888, entitled “Method of enriching for mammalian stem cells,” which cover the isolation of stem cells using a nucleic acid construct including a selectable marker.

Of the fourteen patents identified above as being amongst “significant” patents, five are owned by us and nine are exclusively licensed to us. The table below sets out the anticipated expiration dates of these patents absent the grant of any patent term extension, whether under the Hatch Waxman Act (Pub. L. 98-417) or otherwise, which information will be included in our future 10-K filings:

Patents Owned	5,968,829 (2017); 7,153,686 (2019); 6,777,233 (2017); 6,468,794 (2019); 7,211,404 (2022)

Patents Exclusively Licensed (licensor included):	7,361,505 (NeuroSpheres, 2015); 6,497,872 (NeuroSpheres, 2019); 5,851,832 (NeuroSpheres, 2015); 6,294,346 (NeuroSpheres, 2018); 7,005,299 (University of Edinburgh 2014); 6,150,169 (University of Edinburgh 2014); 6,878,542 (University of Edinburgh 2014); 7,256,041 (University of Edinburgh 2014); 6,146,888 (University of Edinburgh 2014)

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

Licenses Agreements

Since inception, we have entered into a number of license agreements with academic organizations and commercial entities, including NeuroSpheres, Ltd. (Neurospheres), ReNeuron Ltd. (ReNeuron), Stem Cell Therapeutics Corp. (SCT), genOway SA (genOway), the University of Edinburgh, the California Institute of Technology (Cal Tech), Cambridge University, RIKEN Institute, and Oregon Health & Science University (OHSU), to either acquire or license out intellectual property rights. Under these license agreements, there are typically obligations of due diligence and the requirement to pay royalties on products that use patented technology licensed under these agreements. The license agreements with some of these institutions relate largely to stem or progenitor cells or to processes and methods for the isolation, identification, expansion, or culturing of stem or progenitor cells. Generally speaking, these license agreements will terminate upon expiration, revocation or invalidation of the licensed patents, unless governmental regulations require a shorter term. Typically, the licensee under each of these license agreements can terminate the agreement at any time upon notice. At this time, we do not believe the future success of our research and development efforts depend significantly on any particular license agreement or research collaboration. Nevertheless, we describe the more important license agreements below.

NeuroSpheres

In March 1994, we entered into a contract research and license agreement with NeuroSpheres, which was clarified in a license agreement dated as of April 1, 1997. Under the agreement as clarified, we obtained an exclusive patent license from NeuroSpheres in the field of transplantation, subject to a limited right of NeuroSpheres to purchase a nonexclusive license from us, which right was not exercised and has expired. We have developed additional intellectual property relating to the subject matter of the license. We entered into an additional license agreement with NeuroSpheres as of October 30, 2000, under which we obtained an exclusive license in the field of non-transplant uses, such as drug discovery and drug testing and clarified our rights under NeuroSpheres patents for generating cells of the blood and immune system from neural stem cells. Together, our rights under the licenses are exclusive for all uses of the technology. All of the product-based royalty rates in the license agreement between the Company and NeuroSpheres are in the single digits. We made up-front payments to NeuroSpheres of 6,500 shares of our common stock in October 2000 and $50,000 in January 2001, and we will make additional cash payments when milestones are achieved under the terms of the October 2000 agreement. In addition, in October 2000 we reimbursed NeuroSpheres for patent costs amounting to $341,000. Milestone payments, payable at various stages in the development of potential products, would total $500,000 for each product that is approved for market. In addition, beginning in 2004, annual payments of $50,000 became due, payable by the last day of the year and fully creditable against royalties due to NeuroSpheres under the October 2000 Agreement. Our agreements with NeuroSpheres will terminate at the expiration of all patents licensed to us, but can terminate earlier if we breach our obligations under the agreement and do not cure the breach, or if we declare bankruptcy.

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

University of Edinburgh

In January 2006, we entered into an exclusive, world-wide license agreement with the University of Edinburgh covering approximately twelve separate patent families in the stem cell field. Since then, the parties added some additional patent families and dropped some patent families which were not considered core to our business activities. Today, the license agreement patent families, including several that cover culture media and research technologies, one that covers purified populations of neural stem cells, some that cover cell reprogramming technologies, and one that covers the manipulation and use of embryonic stem cells for the derivation of research animal models, such as knock-out rats, with one or more missing genes. Under the license agreement, we have the exclusive right to commercialize the technologies in all fields. We have been paying royalties to the University of Edinburgh on the commercial sale of certain SC Proven products, and will pay royalties on all net sales of products covered by any of the intellectual property licensed under this agreement. All of the product-based royalty rates in the license agreement between the Company and the University of Edinburgh are in the single digits and there are no provisions under the University of Edinburgh license agreement for the payment of potential milestones by the Company.

ReNeuron

In July 2005, we entered into an agreement with ReNeuron under which we granted ReNeuron a license that allows ReNeuron to exploit its “c-mycER” conditionally immortalized adult human neural stem cell technology for therapy and other purposes. We received shares of ReNeuron common stock, as well as a cross-license to the exclusive use of ReNeuron’s technology for certain diseases and conditions, including lysosomal storage diseases, spinal cord injury, cerebral palsy, and multiple sclerosis. The agreement also provides for full settlement of any potential claims that either we or ReNeuron might have had against the other in connection with any putative infringement of certain of each party’s patent rights prior to the effective date of the agreement. As part of the agreement, we received in aggregate, approximately 10,097,000 ordinary shares of ReNeuron common stock, net of approximately 122,000 shares that were transferred to NeuroSpheres. Between 2007 and 2011, we sold our entire holdings of shares of ReNeuron common stock for aggregate net proceeds of approximately $3,743,000. As of June 30, 2011, we no longer hold any shares of ReNeuron.

Stem Cell Therapeutics

In August 2006, we entered into an agreement with Stem Cell Therapeutics, a Canadian corporation listed on the Toronto Stock Exchange, granting it a non-exclusive, royalty-bearing license to use several of our patents for treating specified diseases of the central nervous system; the grant does not include any rights to cell transplantation. SCT granted us a royalty-free non-exclusive license to certain of its patents for research and development and a royalty-bearing non-exclusive license for certain commercial purposes. SCT paid an up-front license fee; the license also provides for other payments including annual maintenance, milestones and royalties.

genOway

In October 2008, we entered into a license agreement with genOway, a leading transgenics company located in France, in which we granted a non-exclusive sublicense to genOway for the use of Internal Ribosome Entry Site (IRES) technology. The IRES technology enables the dual expression of a protein of interest and a selectable marker, thereby enabling researchers to genetically modify any mammalian cell and monitor the activity of a particular gene of interest in living cells or tissues without blocking the normal function of the gene. The IRES technology is particularly important for evaluating the success of gene knock-outs or knock-ins in stem cells and for the successful creation of transgenic rodent disease models. The IRES technology has been used to develop hundreds of genetically modified models in the past decade, and the technology is now considered to be the reference technology for transgene expression in some key rodent animal models, such as humanized models, reporter model, and cell trafficking models. The IRES technology is covered by one of the patent families exclusively licensed to us by the University of Edinburgh, specifically U.S. Patents No. 7,005,299 and 6,150,169 and their foreign counterparts.

In March 2012, we agreed to amend the genOway license agreement to give genOway exclusive worldwide rights, including a right to grant sublicenses, under the IRES patent family in order to commercialize transgenic mice, and provide related services such as the genetic engineering of such mice. Under this exclusive license agreement, as amended, we are to receive a six figure lump sum payment in lieu of annual maintenance fees, as well as single digit royalties on licensed products and services.

Other Commercial Licenses

We have approximately fifteen other license agreements with commercial entities, which we entered into in the ordinary course of business to monetize certain of our patents. A number of these include sublicenses to certain patents exclusively licensed to us from either NeuroSpheres or the University of Edinburgh. Some of these are license agreements to commercialize cells. A number of these are license agreements to our research tools patents, such as the IRES and selectable marker technologies described above. We have an on-going licensing program at the Company with the goal of identifying likely infringers of our intellectual property rights in order to generate license revenues.

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

The following persons are members of our Scientific Advisory Board:

•

Irving L. Weissman, M.D., Chairman of our Scientific Advisory Board, is the Virginia and Daniel K. Ludwig Professor of Cancer Research, Professor of Pathology and Professor of Developmental Biology at Stanford University, Director of the Stanford University Institute for Stem Cell Biology and Regenerative Medicine, and Director of the Stanford Ludwig Center for Cancer Stem Cell Research and Medicine, all

in Stanford, California. Dr. Weissman’s lab was responsible for the discovery and isolation of the first ever mammalian tissue stem cell, the hematopoietic (blood-forming) stem cell. Dr. Weissman was responsible for the formation of three stem cell companies, SyStemix, Inc., StemCells, Inc. and Cellerant, Inc. Dr. Weissman co-discovered the mammalian and human hematopoietic stem cells and the human neural stem cell. He has extended these stem cell discoveries to cancer and leukemia, discovering the leukemic stem cells in human and mouse acute or blast crisis myeloid leukemias, and has enriched the cancer stem cells in several human brain cancers as well as human head and neck squamous cell carcinoma. Past achievements of Dr. Weissman’s laboratory include identification of the states of development between stem cells and mature blood cells, the discovery and molecular isolation and characterization of lymphocyte and stem cell homing receptors, and identification of the states of thymic lymphocyte development. His laboratory at Stanford has developed accurate mouse models of human leukemias, and has shown the central role of inhibition of programmed cell death in that process. He has also established the evolutionary origins of pre-vertebrate stem cells, and identified and cloned the transplantation genes that prevent their passage from one organism to another. Dr. Weissman has been elected to the National Academy of Science, the Institute of Medicine of the National Academies, the American Academy of Arts and Sciences, the American Society of Microbiology, and several other societies. He has received the Kaiser Award for Excellence in Preclinical Teaching, the Pasarow Foundation Award for Cancer Research, the California Scientist of the Year (2002), the Kovalenko Medal of the National Academy of Sciences, the Elliott Joslin Medal for Diabetes Research, the de Villiers Award for Leukemia Research, the Irvington Award for Immunologist of the Year, the Bass Award of the Society of Neurosurgeons, the New York Academy of Medicine Award for Medical Research, the Alan Cranston Award for Aging Research, the Linus Pauling Award for Biomedical Research, the E. Donnall Thomas Award for Hematology Research, the van Bekkum Award for Stem Cell Research, the Outstanding Investigator Award from the National Institutes of Health, Robert Koch Award for research in the hemopoieteic system, and many other awards. In 2010, Dr. Weissman was appointed as an Honorary Director of the Center for Biotech and BioMedicine and the Shenzhen Key Lab of Gene and Antibody Therapy at the Graduate School of Shenzhen at Tsinghua University. He was also appointed as an Honorary Professor at Peking Union Medical College and an Honorary Investigator at the State Key Laboratory of Experimental Hematology, Institute of Hematology and Blood Disease Hospital at the Chinese Academy of Medical Sciences and Peking Union Medical College. In 2011, Dr. Weissman was elected to the National Academy of Sciences Council.

•

David J. Anderson, Ph.D., is Seymour Benzer Professor of Biology, California Institute of Technology, Pasadena, California and Investigator, Howard Hughes Medical Institute. His laboratory was the first to isolate a multipotent, self-renewing, stem cell for the peripheral nervous system, the first to identify instructive signals that promote the differentiation of these stem cells along various lineages, and the first to accomplish a direct purification of peripheral neural stem cells from uncultured tissue. Dr. Anderson’s laboratory also was the first to isolate transcription factors that act as master regulators of neuronal fate. More recently, he has identified signals that tell a neural stem cell to differentiate to oligodendrocytes, the myelinating glia of the central nervous system, as well as factors for astrocyte differentiation. Dr. Anderson is a co-founder of the Company and was a founding member of the scientific advisory board of the International Society for Stem Cell Research. Dr. Anderson also serves on the scientific advisory board of Allen Institute for Brain Science. He has held a presidential Young Investigator Award from the National Science Foundation, a Sloan foundation Fellowship in Neuroscience, and has been Donald D. Matson lecturer at Harvard Medical School. He has received the Charles Judson Herrick Award from the American Association of Anatomy, the 1999 W. Alden Spencer Award in Neurobiology from Columbia University, and the Alexander von Humboldt Foundation Award. Dr. Anderson has been elected to the National Academy of Science and is a member of the American Academy of Arts and Sciences.

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

Reliable independent information on sales and market share of products produced by our competitors is not generally available. We believe, however, based on our own estimates, that no one company is so dominant that it prevents other companies from competing effectively. We compete mainly by focusing on specialty products, which are custom designed for use in stem cell-based research, where we believe our expertise, intellectual property and reputation give us competitive advantage. We believe that, in this particular market niche, our products and technologies offer customers specific advantages over those offered by our competitors. We compete by offering innovative, quality-controlled products, consistently made and designed to produce reproducible results. We continue to make investments in research and development, quality management, quality improvement, and product innovation. We tend to avoid head to head competition against entrenched competitors with commoditized products.

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

We intend to pursue opportunities for additional fundraising in the future through equity or debt financings, corporate alliances or combinations, grants or collaborative research arrangements, sales or dispositions of assets, or any combination of these. However, external financing in the current financial environment may be particularly difficult, and the source, timing and availability of any future fundraising will depend principally upon market conditions, and, more specifically, on progress in our research, preclinical and clinical development programs. Funding may not be available when needed — at all or on terms acceptable to us. While we actively manage our programs and resources in order to conserve cash between fundraising opportunities, our existing capital resources may not be sufficient to fund our operations beyond the next twelve months. Lack of necessary funds may require us, among other things, to delay, scale back or eliminate some or all of our research and product development programs, planned clinical trials, and/or our capital expenditures or to license our potential products or technologies to third parties. If we exhaust our cash reserves and are unable to realize adequate additional fundraising, we may be unable to meet operating obligations and be required to initiate bankruptcy proceedings or delay, scale back or eliminate some or all of our research and product development programs.

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

We have incurred significant operating losses and negative cash flows since inception. We have not achieved profitability and may not be able to realize sufficient revenue to achieve or sustain profitability in the future. We have yet to develop any therapeutic products that have been approved for marketing, and we do not expect to become profitable within the next several years, but rather expect to incur additional and increasing operating losses. Before commercializing any therapeutic product, we will need to obtain regulatory approval from the FDA or from equivalent foreign agencies after conducting extensive preclinical studies and clinical trials that demonstrate that the product candidate is safe and effective. Except for the Phase I NCL and Phase I PMD trials we completed, and our currently ongoing PhaseI/II clinical trial in spinal cord injury, we have had no experience conducting human clinical trials. We expect that none of our cell-based therapeutic product candidates will be commercially available for several years, if at all.

While regulatory agencies in the United States and Switzerland have approved the clinical study of our cells in a total of four indications, there can be no assurance that any of our clinical trials will be completed or result in a successful outcome.

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

Moreover, because our cell-based therapeutic products will be derived from tissue of individuals other than the patient (that is, they will be “non-self” or “allogeneic” transplant products), patients will likely require the use of immunosuppressive drugs. While immunosuppression is now standard in connection with allogeneic transplants of various kinds, such as heart or liver transplants, long-term maintenance on immunosuppressive drugs can result in complications such as infection, cancer, cardiovascular disease, and renal dysfunction. An immunosuppression regimen was used with our therapeutic product candidate in all our clinical trials to date, and is included in the protocol for our clinical trial for dry age-related macular degeneration.

Our success will depend in large part on our ability to develop and commercialize products that treat diseases other than Pelizeaus-Merzbacher Disease (PMD), NCL or other rare diseases.

Although our initial clinical trials have initially focused on evaluating our neural stem cell product for the treatment of infantile and late infantile NCL (Batten disease) and for Pelizeaus-Merzbacher Disease, these diseases are rare and the markets for treating these diseases are small. Accordingly, even if we obtain marketing approval for our HuCNS-SC product candidate for NCL or for PMD, in order to achieve profitability, we will likely need to obtain approval to treat additional diseases that present more significant market opportunities.

Acquisitions of companies, businesses or technologies may substantially dilute our stockholders and increase our operating losses.

We may make acquisitions of businesses, technologies or intellectual property rights or otherwise modify our business model in ways we believe to be necessary, useful or complementary to our current business. For example, in April 2009, we acquired substantially all of the operating assets and liabilities of Stem Cell Sciences Plc (SCS). Any such acquisition or change in business activities may require assimilation of the operations, products or product candidates and personnel of the acquired business and the training and integration of its employees, and could substantially increase our operating costs, without any offsetting increase in revenue. Acquisitions may not provide the intended technological, scientific or business benefits and could disrupt our operations and divert our limited resources and management’s attention from our current operations, which could harm our existing product development efforts. We would likely issue equity securities to pay for any other future acquisitions. The issuance of equity securities for an acquisition could be substantially dilutive to our stockholders. Any investment made in, or funds advanced to, a potential acquisition target could also significantly adversely affect our results of operation and could further reduce our limited capital resources. Any acquisition or action taken in anticipation of a potential acquisition or other change in business activities could substantially depress the price of our stock. In addition, our results of operations may suffer because of acquisition-related costs or the post-acquisition costs of funding the development of an acquired technology or product candidates or operation of the acquired business, or due to amortization or impairment costs for acquired goodwill and other intangible assets. In December 2011, for example, we determined that the intangible in-process research and development (IPR&D) asset related to the assays technology was impaired. In part because of management’s decision to focus on our therapeutic product development programs and not to allocate time and resources to the assays program, we determined that we could not predict the future cash flows from this asset and that the approximately $655,000 carrying value of the asset should be written-off in full.

Costs and disruptions from the management of the acquired SCS business may impair our business.

In April 2009, we acquired substantially all of the operating assets and liabilities of SCS, including its former subsidiaries in England and Australia. To realize the anticipated benefits of this acquisition, we must successfully manage and coordinate business operations in multiple geographies, which is a complex, costly and time-consuming process. Therefore we devote a significant amount of our management’s time and attention to managing our operations outside the United States. As a result, we may have difficulty maintaining employee morale and retaining key employees, consultants and collaborators. We may also encounter incompatible methods, practices or policies or unanticipated difficulties integrating information technology, communications and other systems. Managing our consolidated operations may also entail numerous operational, legal and financial risks and uncertainties.

We have payment obligations resulting from real property owned or leased by us in Rhode Island, which diverts funding from our cell-based therapeutics research and development and enabling cell technologies programs.

Prior to our reorganization in 1999 and the consolidation of our business in California, we carried out our former encapsulated cell therapy programs in Lincoln, Rhode Island, where we also had our administrative offices. Although we have vacated the Rhode Island facilities, we remain obligated to make lease payments and payments for operating costs for our former science and administrative facility, which we have leased through June 30, 2013. These costs, before sub-tenant rental income, amounted to approximately $1,863,000 in 2011; our rent payments will increase over the term of the lease, and our operating costs may increase as well. In addition to these costs of our former science and administrative facility, we are obligated to make debt service payments and payments for operating costs of approximately $400,000 per year for our former encapsulated cell therapy pilot manufacturing facility, which we own. We have currently subleased a portion of the science and administrative facility, and we are seeking to sublease the remaining portion, but we cannot be sure that we will be able to keep any part of the facility subleased for the duration of our obligation. We are currently seeking to sublease the pilot manufacturing facility, but may not be able to sublease or sell the facility in the future. These continuing costs significantly reduce our cash resources and adversely affect our ability to fund further development of our cell technologies. In addition, changes in real estate market conditions and assumptions regarding the length of time it may take us to either fully sublease, assign or sell our remaining interest in the our former research facility in Rhode Island may have a significant impact on and cause large variations in our quarter to quarter results of operations. In 1999, in connection with exiting our former research facility in Rhode Island, we created a reserve for the estimated lease payments and operating expenses related to it. The reserve is periodically re-evaluated and adjusted based on assumptions relevant to real estate market conditions and the estimated time until we can either fully sublease, assign or sell our remaining interests in the property. At December 31, 2011, the reserve was $2,135,000. For the year 2011, we incurred $1,248,000 in operating expenses net of sub-tenant income for this facility. Expenses for this facility will fluctuate based on changes in tenant occupancy rates and other operating expenses related to the lease. Even though it is our intent to sublease, assign, sell, or otherwise divest ourselves of our interests in the facility at the earliest possible time, we cannot determine with certainty a fixed date by which such events will occur. In light of this uncertainty, based on estimates, we will periodically re-evaluate and adjust the reserve, as necessary, and we may make significant adverse adjustments to the reserve in the future.

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

We either own or exclusively license a number of patents and pending patent applications related to various stem and progenitor cells, including human neural stem cell cultures, as well as methods of deriving and using them. We also own or exclusively license a number of patents and patent applications related to certain mammalian pluripotent and multipotent stem cells, cellular reprogramming, genetic manipulation of stem cells, the creation of genetically engineered animals used for research, technologies that facilitate the identification and isolation of specific stem cell types, and media formulations for the culture of stem cells. The process of obtaining patent protection for products such as those we propose to develop is highly uncertain and involves complex and continually evolving factual, legal and occasionally ethical questions. The governmental authorities that consider patent applications can deny or significantly reduce the patent coverage requested in an application either before or after issuing the patent and procedures exist in all relevant geographies for third parties to challenge even issued patents. In addition, changes to the laws protecting intellectual property rights could adversely impact the perceived or actual value of our Company. Consequently, we do not know whether any of our pending applications will result in the issuance of patents, whether any of our issued patents will be invalidated or restricted, whether any existing or future patents will provide sufficient protection or significant commercial advantage, or whether others will circumvent or invalidate these patents, whether or not lawfully. In addition, our patents may not afford us adequate protection from competing products. Moreover, because patents issue for a limited term, our patents may expire before we can commercialize a product covered by the issued patent claims or before we can utilize the patents profitably. Some of our most important patents begin to expire in 2015.

If we learn of third parties who infringe our patent rights, we may decide to initiate legal proceedings to enforce these rights. In 2006, for example, we filed suit against Neuralstem, Inc. for patent infringement. Patent litigation, including the pending litigation to which we are a party, is inherently unpredictable and highly risky and may result in unanticipated challenges to the validity or enforceability of our intellectual property, antitrust claims or other claims against us, which could result in the loss of these intellectual property rights. Litigation proceedings can be very time-consuming for management and are also very costly and the parties we bring actions against may have significantly greater financial resources than our own. We may not prevail in these proceedings and if we do not prevail we could be liable for damages as well as the costs and attorney fees of our opponents.

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

The market for therapeutic products to treat diseases of, or injuries to, the central nervous system (CNS) is large and competition is intense. The majority of the products currently on the market or in development are small molecule pharmaceutical compounds, and many pharmaceutical companies have made significant commitments to the CNS field. We believe cellular therapies, if proven safe and effective, will have unique properties that will make them desirable over small molecule drugs, none of which currently replace damaged tissue. However, any cell-based therapeutic to treat diseases of, or injuries to, the CNS is likely to face intense competition from small molecules, biologics, as well as medical devices. We expect to compete with a host of companies, some of which are privately owned and some of which have resources far greater than ours.

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

Our customers include researchers at academic institutions, pharmaceutical and biotechnology companies and government laboratories, all of whom fund much of their stem cell research using government monies, such as grants. A number of these customers, for example, are dependent for their funding upon grants from U.S. government agencies, such as the U.S. National Institutes of Health (NIH) and agencies in other countries. The level of government funding of research and development is unpredictable. Research and development spending of our customers can fluctuate based on spending priorities and, as was experienced in 2009, general economic conditions. There have been instances when NIH grants have been frozen or otherwise unavailable for extended periods. The availability of governmental research funding may also continue to be adversely affected by the current economic downturn. Any reduction or delay in governmental funding could cause our customers to delay or forego purchases or reallocate their budgets in a manner adverse to us, in which case our anticipated revenues could be materially lower.

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

We are highly dependent on the principal members of our management and scientific staff, including our chief executive officer, our vice presidents, and the heads of key departments or functions, and on some of our outside consultants. Although we have entered into employment agreements with some of these individuals, they may terminate their agreements at any time. In addition, our operations are dependent upon our ability to attract and retain additional qualified scientific and management personnel. We may not be able to attract and retain the personnel we need on acceptable terms given the competition for experienced personnel among pharmaceutical, biotechnology and health care companies, universities and research institutions.

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

The use of stem cells for research and therapy has been the subject of considerable public debate, with many people voicing ethical, legal and social concerns. Although these concerns have mainly been directed to the use of embryonic stem cells, which we are not presently pursuing for therapeutic use, the distinction between embryonic and non-embryonic stem cells is frequently overlooked; moreover, our use of human stem or progenitor cells from fetal sources might raise these or similar concerns. In addition, we are continuing the development of embryonic stem cells and iPS cells as potential research tools, and we may in the future explore their applicability as cell-based therapeutic products. Negative public attitudes toward stem cell therapy could result in greater governmental regulation of stem cell therapies, which could harm our business. The use of these cells could give rise to ethical and social commentary adverse to us, which could harm the market price of our common stock. Additional government-imposed restrictions on the use of embryos or human embryonic stem cells in research and development could also cause an adverse effect on us by harming our ability to establish important partnerships or collaborations, delaying or preventing the development of certain non-therapeutic products, and causing a decrease in the price of our stock or by otherwise making it more difficult for us to raise additional capital. For example, concerns regarding such possible regulation could impact our ability to attract collaborators and investors. Also, existing regulatory constraints on the use of embryonic stem cells may in the future be extended to use of fetal stem cells, and these constraints might prohibit or restrict us from conducting research or from commercializing products. Similarly, concerns and moral objections to embryonic and fetal-tissue derived technologies could delay or prevent us from patenting or enforcing our patents in certain geographies. Also, existing and potential government regulation of embryonic tissue may lead researchers to leave the field of stem cell research or the country altogether, in order to assure that their careers will not be impeded by restrictions on their work. Similarly, these factors may induce graduate students to choose other fields less vulnerable to changes in regulatory oversight, thus exacerbating the risk that we may not be able to attract and retain the scientific personnel we need in face of the competition among pharmaceutical, biotechnology and health care companies, universities and research institutions for what may become a shrinking class of qualified individuals.

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

Risks Related to Our Stock

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

Over the two-year period ended December 31, 2011, the trading price of our common stock as reported on the NASDAQ Global Market ranged from a high of $15.80 to a low of $0.70 per share. As a result of this volatility, an investment in our stock is subject to substantial risk. Furthermore, the volatility of our stock price could negatively impact our ability to raise capital or acquire businesses or technologies.

Our stock could be delisted from the NASDAQ Global Market, which could affect our stock’s market price and liquidity.

Our common stock is currently listed on the NASDAQ Global Market. If we fail to satisfy any of the listing requirements of the NASDAQ Stock Market (“NASDAQ”), our common stock may be put under review or removed from listing on the NASDAQ Global Market.

On March 3, 2011, we were notified by NASDAQ that the closing bid price of our common stock had been below $1.00 per share for 30 consecutive business days, and therefore we did not meet the requirements for continued listing on the NASDAQ Global Market. In accordance with NASDAQ rules, we had 180 calendar days, or until August 30, 2011, to regain compliance with this minimum bid price requirement by having our common stock close at a price of $1.00 per share or higher for a minimum of ten consecutive business days during the initial 180-day compliance period. In July 2011, following the affirmative vote of our stockholders at our Annual Meeting, we effected a one-for-ten reverse stock split. Later in July 2011, we received notification from NASDAQ that we had regained compliance with the minimum bid price requirement for continued listing on the NASDAQ Global Market.

We are contractually obligated to issue shares in the future, diluting the interest of current stockholders.

As of December 31, 2011, there were outstanding warrants to purchase 17,434,483 shares of our common stock, at a weighted average exercise price of $2.92 per share, outstanding options to purchase 875,494 shares of our common stock, at a weighted average exercise price of $20.13 per share, and outstanding restricted stock units for 357,541 shares of our common stock. We expect to issue additional options and restricted stock units to purchase shares of our common stock to compensate employees, consultants and directors, and may issue additional shares to raise capital, to acquire other companies or technologies, to pay for services, or for other corporate purposes. Any such issuances will have the effect of diluting the interest of current stockholders.

Item 1B.	UNRESOLVED STAFF COMMENTS

None

Item 2.	PROPERTIES

In December 2010, we entered into a commercial lease agreement with BMR-Gateway Boulevard LLC (“BMR”), as landlord, for approximately 43,000 square feet of office and research space at BMR’s Pacific Research Center in Newark, California. The initial term of the lease is approximately eleven and one-half years, and we relocated our corporate headquarters and core research activities from a facility located at the Stanford Research Park in Palo Alto, California, to this facility in July 2011. The lease for the Palo Alto facility expired on August 31, 2011. We will pay approximately $18,000,000 in aggregate as rent over the term of the lease to BMR. As part of the lease, BMR agreed to provide various financial allowances so that we can build initial and future laboratories, offices and other improvements, subject to customary terms and conditions relating to landlord-funded tenant improvements. As part of the lease, we have until January 2013 an option to lease up to an additional 30,000 square feet in the building.

In September 2010, we entered into a two-year sublease agreement with Caliper Life Sciences, Inc., for approximately 13,200 square feet in a facility located in Mountain View, California for part of our R&D operations. We will pay approximately $695,000 in aggregate as rent over the term of the lease.

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

In January 2011, we amended the existing lease agreements of our wholly-owned subsidiary, Stem Cell Sciences (U.K.) Ltd, effectively reducing our leased space from approximately 5,000 square feet to approximately 1,900 square feet of office and lab space. We expect to pay approximately $60,000 as rental payments for 2012. StemCells, Inc. is the guarantor of Stem Cell Sciences (U.K.) Ltd’s obligations under the existing lease.

Item 3.	LEGAL PROCEEDINGS

In July 2006, we filed suit against Neuralstem, Inc. in the Federal District Court for the District of Maryland, alleging that Neuralstem’s activities violate claims in four of the patents we exclusively licensed from NeuroSpheres, specifically U.S. Patent No. 6,294,346 (claiming the use of human neural stem cells for drug screening), U.S. Patent No. 7,101,709 (claiming the use of human neural stem cells for screening biological agents), U.S. Patent No. 5,851,832 (claiming methods for proliferating human neural stem cells), and U.S. Patent No. 6,497,872 (claiming methods for transplanting human neural stem cells). In May 2008, we filed a second patent infringement suit against Neuralstem and its two founders, Karl Johe and Richard Garr. In this suit, which we filed in the Federal District Court for the Northern District of California, we allege that Neuralstem’s activities infringe claims in two patents we exclusively license from NeuroSpheres, specifically U.S. Patent No. 7,361,505 (claiming composition of matter of human neural stem cells derived from any source material) and U.S. Patent No. 7,115,418 (claiming methods for proliferating human neural stem cells). In addition, we allege various state law causes of action against Neuralstem arising out of its repeated derogatory statements to the public about our patent portfolio. Also in May 2008, Neuralstem filed suit against us and NeuroSpheres in the Federal District Court for the District of Maryland seeking a declaratory judgment that the ‘505 and ‘418 patents are either invalid or are not infringed by Neuralstem and that Neuralstem has not violated California state law. In

August 2008, the California court transferred our lawsuit against Neuralstem to Maryland for resolution on the merits. In July 2009, the Maryland District Court granted our motion to consolidate these two cases with the litigation we initiated against Neuralstem in 2006. Discovery is ongoing in these cases and we anticipate a trial date in late 2012 or early 2013.

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

Effective 2008, as part of an indemnification agreement with NeuroSpheres, we are entitled to offset all litigation costs incurred in this patent infringement suit, against amounts that would otherwise be owed to NeuroSpheres under our exclusive license agreements with NeuroSpheres, such as annual maintenance fees, milestones and royalty payments. Under the terms of our license agreements, we are required to make annual payments of $50,000 to NeuroSpheres, and we expect to make these annual payments through the remaining life of the patent which, at December 31, 2010, was approximately 14 years. We have therefore capitalized $700,000 (14 years at $50,000 per year) to offset litigation costs. The amount capitalized is not dependent on the achievement of any milestones or related to any other contingent payments which may become due under the arrangement. We will reduce this asset by $50,000 per year in lieu of the cash payments due to NeuroSpheres. As the $50,000 annual payments are fully creditable against royalties due to Neurospheres, we have classified the capitalized amount as prepaid royalties under “Other assets, non-current” on our accompanying Consolidated Balance Sheets. We have concluded that the estimated balance of $650,000, as of December 31, 2011, is a fair estimate and realizable against future milestone and royalty payments to NeuroSpheres, and that litigation costs incurred above this amount will be expensed as incurred. Management will reevaluate this estimate on a quarterly basis based on actual costs and other relevant factors.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market price and dividend information

Our stock is traded on the NASDAQ Global Market under the symbol STEM. The quarterly ranges of high and low bid prices per share for the last two fiscal years as reported by NASDAQ are shown below:

	High	Low
2011
First Quarter	$11.20	$7.80
Second Quarter	$9.76	$5.05
Third Quarter	$6.58	$4.30
Fourth Quarter	$2.14	$0.70
2010
First Quarter	$15.80	$11.20
Second Quarter	$12.20	$8.90
Third Quarter	$11.90	$7.50
Fourth Quarter	$12.70	$7.80

Share prices have been adjusted for the 1-for-10 reverse stock split effected in July 2011. No cash dividends have been declared on our common stock since our inception.

PERFORMANCE GRAPH

We show below the cumulative total return to our stockholders during the period from December 31, 2006 through December 31, 2011(3) in comparison to the cumulative return on the Standard & Poor’s 500 Index and the Amex Biotechnology Index during that same period.

The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

	December 31, 2006	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011
StemCells, Inc.	$100.00	$56.60	$51.32	$47.55	$40.75	$3.09
S&P 500 Index	$100.00	$103.53	$63.69	$78.62	$88.67	$88.67
Amex Biotechnology Index	$100.00	$104.28	$85.80	$124.91	$172.04	$144.70

(3)	Cumulative total returns assume a hypothetical investment of $100 on December 31, 2006.

The information under “Performance Graph” is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any Company filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this 10-K and irrespective of any general incorporation language in those filings.

(b)	Approximate Number of Holders of Common Stock

As of March 2, 2012, there were approximately 235 holders of record of our common stock and the closing price of our common stock on the NASDAQ Global Market was $1.07 per share.

The number of record holders is based upon the actual number of holders registered on the books of our transfer agent at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations, or other entities identified in security position listings maintained by depository trust companies.

(c)	Recent Sales of Unregistered Securities (last three years ending December 31, 2011)

We did not issue unregistered securities in 2011.

Equity Compensation Plan Information

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2011.

	Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Stock Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Stock Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a)) (c)
Equity compensation plans approved by security holders(1)	1,233,040	$14.29	1,039,966

(1)	Consists of stock options issued to employees and directors, restricted stock units issued to employees and stock options issued as compensation to consultants for consultation services. These stock options and restricted stock units were issued under our 1992 Equity Incentive Plan, Directors’ Stock Option Plan, StemCells, Inc. Stock Option Plan, and our 2001, 2004 and 2006 Equity Incentive Plans.

Item 6.	SELECTED FINANCIAL DATA

The following selected financial and operating data are derived from our audited consolidated financial statements. The selected financial and operating data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the consolidated financial statements and notes thereto contained elsewhere in this
Form 10-K.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)
Consolidated Statements of Operations
Revenue from licensing agreements and grants	$558	$928	$608	$232	$57
Revenue from product sales	663	499	385	—	—
Research and development expenses	19,938	21,019	19,930	17,808	19,937
General and administrative expenses	8,202	9,377	9,530	8,296	7,927
Wind-down expenses(1)	287	222	650	866	783
Impairment of intangible asset(2)	655	—	—	—	—
Gain (loss) on change in fair value of warrant liabilities(3)	6,612	3,005	1,899	(937)	—
Net loss	(21,329)	(25,244)	(27,026)	(29,087)	(25,023)
Basic and diluted loss per share	$(1.50)	$(2.05)	$(2.55)	$(3.52)	$(3.14)
Shares used in computing basic and diluted loss per share amounts	14,188	12,330	10,605	8,272	7,977

	December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Consolidated Balance Sheets
Cash and cash equivalents	$13,311	$19,708	$38,618	$30,043	$9,759
Marketable securities	3,281	191	197	4,182	29,847
Total assets	25,205	30,602	51,190	41,230	48,283
Accrued wind-down expenses(1)	2,135	3,300	4,506	5,513	6,143
Fair value of warrant liabilities(3)	6,042	6,672	9,677	8,440	—
Long-term debt, including capital leases	331	540	785	867	1,034
Stockholders’ equity	10,725	15,481	30,495	21,809	35,212

(1)	Relates to wind-down and exit expenses in respect of our Rhode Island facility and relocation of our operations in Australia. See Note 11 “Wind-down and exit costs” in the Notes to the Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information.
(2)	Relates to the impairment of our intangible asset. See Note 6 “Goodwill and Other Intangible assets” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information.
(3)	Relates to the fair value of warrants issued as part of our financings in November 2008, November 2009 and December 2011. See Note 13 “Warrant Liability” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act that involve substantial risks and uncertainties. Such statements include, without limitation, all statements as to expectation or belief and statements as to our future results of operations; the progress of our research, product development and clinical programs; the need for, and timing of, additional capital and capital expenditures; partnering prospects; costs of manufacture of products; the protection of, and the need for, additional intellectual property rights; effects of regulations; the need for additional facilities; and potential market opportunities. Our actual results may vary materially from those contained in such forward-looking statements because of risks to which we are subject, including the fact that additional trials will be required to confirm the safety and demonstrate the efficacy of our HuCNS-SC cells for the treatment of Pelizeaus-Merzbacher disease (PMD), spinal cord injury, and age-related macular degeneration (AMD) or any other disease; uncertainty as to whether the U.S. Food and Drug Administration (FDA), Swissmedic, or other regulatory authorities will permit us to proceed with clinical testing of proposed products despite the novel and unproven nature of our technologies; the risk that our clinical trials or studies could be substantially delayed beyond their expected dates or cause us to incur substantial unanticipated costs; uncertainties in our ability to obtain the capital resources needed to continue our current research and development operations and to conduct the research, preclinical development and clinical trials necessary for regulatory approvals; the uncertainty regarding our ability to obtain a corporate partner or partners, if needed, to support the development and commercialization of our potential cell-based therapeutics products; the uncertainty regarding the outcome of our clinical trials or studies we may conduct in the future; the uncertainty regarding the validity and enforceability of our issued patents; the risk that we may not be able to manufacture additional master and working cell banks when needed; the uncertainty whether any products that may be generated in our cell-based therapeutics programs will prove clinically safe and effective; the uncertainty whether we will achieve significant revenue from product sales or become profitable; uncertainties regarding our obligations with respect to our former facilities in Rhode Island; obsolescence of our technologies; competition from third parties; intellectual property rights of third parties; litigation risks; and other risks to which we are subject. All forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth in “Risk Factors” in Part I, Item 1A of this Form 10-K.

Overview

The Company

We are engaged in researching, developing, and commercializing stem cell therapeutics and enabling tools and technologies for stem cell-based research and drug discovery and development. Our research and development (R&D) programs are primarily focused on identifying and developing potential cell-based therapeutics which can either restore or support organ function. In particular, since we relocated our corporate headquarters to California in 1999, our R&D efforts have been directed at refining our methods for identifying, isolating, culturing, and purifying the human neural stem cell and human liver engrafting cells (hLEC) and developing these as potential cell-based therapeutics for the central nervous system (CNS) and the liver, respectively. In our CNS Program, our HuCNS-SC® product candidate (purified human neural stem cells) is currently in clinical development for several indications— Pelizeaus-Merzbacher Disease (PMD), a myelination disorder in the brain, chronic spinal cord injury and dry age-related macular degeneration (AMD). In February 2012, we completed our Phase I clinical trial in PMD, and the data from this trial is expected to be reported in late March 2012. We are conducting a Phase I/II clinical trial in Switzerland for the treatment of chronic spinal cord injury. This trial was authorized by Swissmedic and we completed the enrollment and dosing of the first patient cohort of this trial in December 2011. In January 2012, we received authorization from the FDA to conduct a Phase I/II clinical trial in dry AMD, and we expect to initiate this trial later in 2012. We previously completed a Phase I clinical trial in infantile and late infantile NCL, and the data from that trial showed that our HuCNS-SC cells were well tolerated and non-tumorigenic, and that there was evidence of engraftment and long-term survival of the transplanted HuCNS-SC cells. In our Liver Program, we are focused on identifying and developing liver cells as potential therapeutics for a range of liver diseases. We have identified a subset of our human liver engrafting cells (hLEC) which we believe may be a candidate for product development. In October 2011, we formed a wholly-owned subsidiary to focus on both the therapeutic and research tool applications of our hLEC technologies and to serve as an investment vehicle for those interested in a “pure play” liver cell company. For a brief description of our significant therapeutic research and development programs see Overview “Research and Development Programs” in the Business Section of Part I, Item 1 of this Form 10-K. We have also conducted research on several other cell types and in other areas, which could lead to other possible product candidates, process improvements or further research activities.

We are also engaged in developing and commercializing applications of our technologies to enable research, which we believe represent current and nearer-term commercial opportunities. Our portfolio of technologies includes cell technologies relating to embryonic stem cells, induced pluripotent stem (iPS) cells, and tissue-derived (adult) stem cells; expertise and infrastructure for providing cell-based assays for drug discovery; a cell culture products and antibody reagents business; and an intellectual property portfolio with claims relevant to cell processing, reprogramming and manipulation, as well as to gene targeting and insertion. Many of these enabling technologies were acquired in April 2009 as part of our acquisition of the operations of Stem Cell Sciences Plc (SCS). See Note 5, “Acquisition of SCS Operations,” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further information.

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

The research markets served by our tools and technologies products are highly competitive, complex and dynamic. Technological advances and scientific discoveries have accelerated the pace of change in biological research, and stem cell technologies have been evolving particularly fast. We compete mainly by focusing on specialty media and antibody reagent products and cell-based assays, which are custom designed for use in stem cell-based research, where we believe our expertise, intellectual property and reputation give us competitive advantage. We believe that, in this particular market niche, our products and technologies offer customers specific advantages over those offered by our competitors. We compete by offering innovative, quality-controlled products, consistently made and designed to produce reproducible results. We continue to make investments in research and development, quality management, quality improvement, and product innovation. We cannot assure you that we will have sufficient resources to continue to make such investments. For the year ended December 31, 2011, we generated revenues from the sale of specialty cell culture products of approximately $663,000. We can give no assurances that we will be able to continue to generate such revenues in the future.

Significant Events

Therapeutic Product Development

In February 2011, the fourth and final patient in our Phase I clinical trial in Pelizaeus-Merzbacher Disease, was enrolled and transplanted with our HuCNS-SC human neural stem cells. This trial, which is being conducted at UCSF Benioff Children’s Hospital, is the first to evaluate neural stem cells as a potential treatment for a myelination disorder.

In March 2011, we initiated a Phase I/II clinical trial of our HuCNS-SC human neural stem cells in chronic spinal cord injury. The trial is expected to enroll a total of 12 patients who are three to 12 months post-injury, and will include patients with both complete and incomplete injuries as classified by the American Spinal Injury Association Impairment Scale (AIS). The trial was authorized by Swissmedic and is being conducted in Switzerland at the Balgrist University Hospital, University of Zurich, a world leading medical center for spinal cord injury and rehabilitation.

In April 2011, we entered into a collaboration with a world renowned leader in Alzheimer’s disease research, to study the therapeutic potential of our HuCNS-SC human neural stem cells in Alzheimer’s disease. Published research has shown that mouse neural stem cells enhance memory in a mouse model of Alzheimer’s disease, and the goal of this collaboration is to replicate these results using our human neural stem cells.

In June 2011, at the International Society for Stem Cell Research (ISSCR) 9th Annual Meeting, we presented evidence of engraftment, migration and the long-term survival of our HuCNS-SC neural stem cells following transplantation into patients with a severe neurological disorder. Importantly, the results show that the cells can persist following the cessation of immunosuppression. The data supports our premise regarding the viability and utility of neural stem cell therapy as a potential treatment for a wide range of CNS disorders.

In September 2011, the first patient in our Phase I/II clinical trial in chronic spinal cord injury was enrolled and successfully transplanted with our HuCNS-SC cells. This landmark clinical trial has a unique design, in which patients with progressively decreasing severity of injury will be treated in three sequential cohorts. The first patient has an injury classified as AIS A, with complete loss of sensation and mobility from the waist down.

In November 2011, we reported that an interim review of one patient’s MRIs from our Phase I PMD trial showed changes consistent with the development of new myelin in the regions in which the HuCNS-SC cells were transplanted, and that the safety data suggest the procedure and cells have been well tolerated.

In December 2011, we successfully completed the enrollment and dosing of the first cohort of patients in our Phase I/II clinical trial in chronic spinal cord injury. The first cohort of patients all have spinal cord injury classified as AIS A, the most severe level identified by the AIS. We also announced that enrollment for the remainder of the trial, which will include patients classified as AIS B and AIS C, would be open to patients living in the United States and Canada.

In January 2012, we published preclinical data demonstrating that our proprietary HuCNS-SC cells protect host photoreceptors and preserve vision in a well-established animal model of retinal disease. Moreover, the number of cone photoreceptors, which are responsible for central vision, remained constant over an extended period. The preclinical results are highly relevant to human disorders of vision loss, the most notable of which is dry age-related macular degeneration (AMD). The data was featured as the cover article in the international peer-reviewed European Journal of Neuroscience.

In January 2012, the FDA authorized the initiation of a Phase I/II clinical trial of our proprietary HuCNS-SC cells in AMD, the most common form of AMD. AMD is the leading cause of vision loss and blindness in people over 55 years of age, and approximately 30 million people worldwide are afflicted with the disease. There are no approved treatments for dry AMD.

In February 2012, the fourth and final patient in our Phase I PMD trial completed the twelve-month follow up and evaluations required by the trial protocol. Results of the trial will be reported at the European Leukodystrophy Association meeting to be held in Paris, France, March 31-April 1, 2012.

Tools and Technologies Programs

In January, 2011 we launched STEM24™ and STEM133®, two new antibody reagents that has utility for the isolation and detection of a range of different human cell types.

In March 2011, we launched nine new products and three related kits to facilitate stem cell research. This new line of purified nucleic acid and protein stem cell lysate products enable stem cell researchers to more accurately test and validate stem cell lines and associated genes and gene products. These new reagents are serum-free and are produced by purification of the DNA, RNA or protein content of the lysates of homogenous mouse stem cell lines.

Also in March 2011, we launched three new cell culture supplements for the derivation, culture and differentiation of human and mouse embryonic stem cells, induced pluripotent stem cells, and tissue-derived neural stem cells. These new supplements provide researchers with additional choices to use either a defined, serum-free, or a defined, serum-free and animal component-free version of culture supplements that are considered to be fundamental reagents for stem cell research.

In July 2011, a collaborative study was published which used commercially available SC Proven serum-free cell culture media for the reproducible and robust production of large numbers of genetically stable, self-renewing cells that retain true multi-potent biological function over extended culture periods. This work overcame a key hurdle to the use of non-immortalized cells for regenerative medicine, and demonstrated the utility of human tissue-derived neural stem cells as a scalable platform for cell-based drug discovery and drug screening applications. The paper was published in a special edition of Neurochemistry International dedicated to “The Potential of Stem Cells for 21st Century Neuroscience.”

Financing and Other Business-related Activities

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

In September 2011, the California Institute of Regenerative Medicine (CIRM) awarded us a “Disease Team Therapy Development Planning Award” totaling approximately $100,000. We were one of only four companies to be awarded a disease team planning grant, which helped us and our collaborators prepare and submit an application for a “Disease Team Therapy Development Research Award” to evaluate our proprietary HuCNS-SC cells as a potential treatment for Alzheimer’s disease. Each Research Award may be up to $20 million, payable over four years, to fund preclinical and IND-enabling activities with the aim of starting human clinical trials within a four-year window.

In December 2011, we raised gross proceeds of $10 million through a public offering of 8,000,000 Units and 8,000,000 Series B warrants. The combination of Units and Series B warrants were sold at a public offering price of $1.25 per Unit. Each Series B warrant gives the holder the right to purchase one Unit at an exercise price of $1.25 per Unit and is exercisable until May 2, 2012, the 90th trading day after the date of issuance. Each Unit consists of one share of our common stock and one Series A warrant. Each Series A warrant gives the holder the right to purchase one share of our common stock at an initial exercise price of $1.40 per share. The Series A warrants are immediately exercisable upon issuance and will expire on the fifth anniversary of the closing date of the initial financing transaction in December 2011. The shares were offered under our effective shelf registration statement previously filed with the SEC.

In January 2012, we submitted two applications to the CIRM for disease team research awards, one for Alzheimer’s disease and the second for spinal cord injury. Each Research Award may be up to $20 million, payable over four years, to fund preclinical and IND-enabling activities with the aim of starting human clinical trials within a four-year window. The CIRM has indicated it plans to approve and fund Research Awards in the summer of 2012.

Critical Accounting Policies and the Use of Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based on our Consolidated Financial Statements and the related disclosures, which have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these Consolidated Financial Statements requires management to make estimates, assumptions, and judgments that affect the reported amounts in our Consolidated Financial Statements and accompanying notes. These estimates form the basis for making judgments about the carrying values of assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and we have established internal controls related to the preparation of these estimates. Actual results and the timing of the results could differ materially from these estimates.

Warrant Liability

We account for our warrants in accordance with U.S. GAAP which defines how freestanding contracts that are indexed to and potentially settled in a company’s own stock should be measured and classified. Authoritative accounting guidance prescribes that only warrants issued under contracts that cannot be net-cash settled, and are both indexed to and settled in the Company’s common stock can be classified as equity As part of both our November 2008 and November 2009 financings, we issued warrants with five year terms to purchase 1,034,483 and 400,000 shares of our common stock at $23.00 and $15.00 per share respectively. As part of our December 2011 financing, we issued Series A Warrants with five year terms to purchase 8,000,000 shares at $1.40 per share and Series B Warrants with a ninety trading days terms to purchase 8,000,000 units at $1.25 per unit. Each unit underlying the Series B warrant consists of one share of our common stock and one Series A Warrant. As the warrant agreements did not meet the specific conditions for equity classification, we are required to classify the fair value of the warrants issued as a liability, with subsequent changes in fair value to be recorded as income (loss) on change in fair value of warrant liability. The fair value of the warrants related to the 2008 and 2009 financings is determined using the Black-Scholes-Merton (Black-Scholes) option pricing model and the fair value of the warrants related to the 2011 financing is determined using the Monte Carlo simulation model. The fair value is affected by changes in inputs to those models including our stock price, expected stock price volatility, the contractual term and the risk-free interest rate. The use of the Monte Carlo simulation model requires input of additional subjective assumptions including the progress of our R&D programs and its affect on potential future financings. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability. The estimated fair value of our warrant liability at December 31, 2011, was approximately $6,042,315.

Stock-Based Compensation

U.S. GAAP requires us to recognize expense related to the fair value of our stock-based compensation awards, including employee stock options and restricted stock units. Employee stock-based compensation is estimated at the date of grant based on the award’s fair value using the Black-Scholes option pricing model and is recognized as expense ratably over the requisite service period. The Black-Scholes option pricing model requires the use of certain assumptions, the most significant of which are our estimates of the expected volatility of the market price of our stock, the expected term of the award, and the risk-free interest rate. Our estimate of the expected volatility is based on historical volatility. The expected term represents the period during which our stock-based awards are expected to be outstanding. In 2011, we estimated this amount based on historical experience of similar awards, giving consideration to the contractual terms of the awards, vesting requirements, and expectation of future employee behavior, including post-vesting terminations. Our estimate of the risk-free interest rate is based on U.S. Treasury debt securities with maturities close to the expected term of the option as of the date of grant. We review our valuation assumptions at each grant date and, as a result, our assumptions in future periods may change. At the end of each reporting period we estimate forfeiture rates based on our historical experience within separate groups of employees and adjust stock-based compensation expense accordingly. For the year ended December 31, 2011, employee stock-based compensation expense (stock options, restricted stock units and 401(k) Plan employer match in form of shares) was approximately $3,261,000. As of December 31, 2011, total compensation cost related to unvested stock options and restricted stock units not yet recognized was approximately $3,288,000, which is expected to be recognized as expense over a weighted-average period of 1.9 years.

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

Management forms its best estimate on a quarterly basis, after considering actual sublease activity, reports from our broker/realtor about current and predicted real estate market conditions in Rhode Island, the likelihood of new subleases in the foreseeable future for the specific facility and significant changes in the actual or projected operating expenses of the property. We discount the projected net outflow over the term of the lease to arrive at the present value, and adjust the reserve to that figure. The estimated vacancy rate for the facility is an important assumption in determining the reserve because changes in this assumption have the greatest effect on estimated sublease income. In addition, the vacancy rate estimate is the variable most subject to change, while at the same time it involves the greatest judgment and uncertainty due to the absence of highly predictive information concerning the future of the local economy and future demand for specialized laboratory and office space in that area. The average vacancy rate of the facility over the last nine years (2003 through 2011) was approximately 73%, varying from 62% to 89%. As of December 31, 2011, based on current information available to management, the vacancy rate is projected to be approximately 69% from 2012 through the end of the lease. These estimates are based on actual occupancy as of December 31, 2011, predicted lead time for acquiring new subtenants, historical vacancy rates for the area and assessments by our broker/realtor of future real estate market conditions. Due to the short time remaining on the lease period, the reserve assumes no additional tenants from 2012 to the end of the lease. A 5% increase or decrease in the operating expenses for the facility from 2012 on would have increased or decreased the reserve by approximately $48,000. Management does not wait for specific events to change its estimate, but instead uses its best efforts to anticipate them on a quarterly basis.

For the year ended December 31, 2011, we recorded actual expenses against this reserve, net of subtenant income, of approximately $1,248,000. Based on management’s evaluation of the factors mentioned above, and particularly the projected vacancy rates described above, we adjusted the reserve in 2011 by recording an additional $287,000 as wind-down expenses. At December 31, 2011, the reserve was $2,135,000.

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

Goodwill and Other Intangible Assets (Patent and License Costs)

Goodwill of approximately $1,895,000 at December 31, 2011, relates to the acquisition of SCS operations. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. We test goodwill for impairment on an annual basis or more frequently if we believe indicators of impairment exist. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in the evaluations, and it is possible, even likely, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analysis are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period. We completed our annual impairment testing during the fourth quarter of 2011, and determined that there was no impairment of goodwill.

Other intangible assets, net were approximately $2,011,000 at December 31, 2011. Intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Prior to fiscal year 2001, we capitalized certain patent costs, which are being amortized over the estimated life of the patent and would be expensed at the time such patents are deemed to have no continuing value. Since 2001, all patent costs are expensed as incurred. License costs are capitalized and amortized over the estimated life of the license agreement. In 2010, we wrote-off the unamortized amount of approximately $67,000 for certain license agreements that we terminated. In December 2011, in part because of management’s decision to focus on our therapeutic product development programs and not to allocate time and resources to the assays technology, we determined that we could not predict the future cash flows from the intangible IPR&D asset related to the assays technology. Therefore, we determined that the intangible asset was impaired and wrote off the approximately $655,000 carrying value of the asset.

Impairment of Long-Lived Tangible Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If property, plant, and equipment are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its estimated fair market value. In 2010, we recorded a charge of approximately $63,000, to adjust the fair value of certain lab equipment we expect to dispose. No such impairment was recognized during the years 2011 and 2009.

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

Revenue

Revenue totaled approximately $1,221,000 in 2011, $1,427,000 in 2010, and $993,000 in 2009.

				Change in 2011 Versus 2010		Change in 2010 Versus 2009
	2011	2010	2009	$	%	$	%
Revenue
Licensing agreements and grants	$557,880	$927,772	$608,011	$(369,892)	(40)%	$319,761	53%
Product Sales	662,790	499,200	384,859	163,590	33%	114,341	30%

Total Revenue	1,220,670	1,426,972	992,870	(206,302)	(14)%	434,102	44%

Cost of Sales	214,811	168,424	261,443	46,387	(27)%	(93,019)	(36)%

Gross Profit	$1,005,859	$1,258,548	$731,427	$(252,689)	(20)%	$527,121	72%

Total revenue in 2011 was approximately $1,221,000, which was 14% lower than total revenue in 2010. In 2011, revenue from product sales increased 33%, or approximately $164,000, compared to 2010. This increase was primarily attributable to both increased unit volumes and new product launches in our SC Proven line of media and reagents. In 2011, approximately 70% of our product sales were in Europe, 13% were in the United States, and 17% were in Asia. Licensing and grant revenue declined approximately $370,000, or 40%, in 2011 compared to 2010. Grant revenue decreased from approximately $315,000 in 2010 to approximately $172,000 in 2011 as several projects funded by grants were completed or terminated in 2010. Licensing revenue decreased to approximately $414,000 in 2011 from approximately $613,000 in 2010. The higher licensing revenue in 2010 was primarily due to receipt of a milestone payment of approximately $438,000, net of royalty due to NeuroSpheres, Ltd. (NeuroSpheres), an Alberta corporation from which we have licensed some of our patent rights (See Note 2, “Financial Instruments” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information).

Total revenue in 2010 was approximately $1,427,000, which was 44% higher than total revenue in 2009. In 2010, revenue from product sales were 30% higher in 2010 compared to 2009. Revenue from product sales were approximately $499,000 in 2010, compared to approximately $385,000 in 2009. The increase in 2010 was primarily attributable to the consolidation of four quarters of product sales from our acquired operations in the U.K. compared to three quarters in 2009. In 2010, approximately 61% of our product sales were in Europe, 12% were in the United States, and 27% were in Asia. Licensing and grant revenue for 2010 were 53%, or approximately $320,000, higher compared to 2009. The increase was primarily attributable to a milestone payment of approximately $438,000, net of royalty due to NeuroSpheres (See Note 2, “Financial Instruments” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information).

Operating Expenses

Operating expense totaled approximately $29,082,000 in 2011, $30,618,000 in 2010, and $30,110,000 in 2009.

				Change in 2011 Versus 2010		Change in 2010 Versus 2009
	2011	2010	2009	$	%	$	$
Operating Expenses
Research & development	$19,937,764	$21,019,301	$19,929,592	$(1,081,537)	(5)%	$1,089,709	5%
Selling, general & administrative	8,202,375	9,376,774	9,530,421	(1,174,399)	(12)%	(153,647)	(2)%
Wind-down expenses	287,122	221,991	649,608	65,131	29%	(427,617)	(66)%
Impairment of intangible asset	654,961	—	—	654,961	*	—

Total operating expenses	$29,082,222	$30,618,066	$30,109,621	$(1,535,844)	(5)%	$508,445	2%

*	Calculation is not meaningful.

Research and Development Expenses

Our R&D expenses consist primarily of salaries and related personnel expenses, costs associated with clinical trials and regulatory submissions; costs associated with preclinical activities such as toxicology studies; costs associated with cell processing and process development; certain patent-related costs such as licensing; facilities-related costs such as depreciation; lab equipment; and supplies. Clinical trial expenses include payments to vendors such as clinical research organizations, contract manufacturers, clinical trial sites, laboratories for testing clinical samples and consultants. Cumulative R&D costs incurred since we refocused our activities on developing cell-based therapeutics (fiscal years 2000 through 2011) were approximately $152 million. Over this period, the majority of these cumulative costs were related to: (i) characterization of our proprietary HuCNS-SC cell, (ii) expenditures for toxicology and other preclinical studies, preparation and submission of applications to regulatory agencies to conduct clinical trials and obtaining regulatory clearance to initiate such trials, all with respect to our HuCNS-SC cells, (iii) preclinical studies and development of our human liver engrafting cells, (iv) costs associated with cell processing and process development, and (v) costs associated with our clinical studies.

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

R&D expense totaled approximately $19,938,000 in 2011, as compared to $21,019,000 in 2010 and $19,930,000 in 2009. At December 31, 2011, we had 40 full-time employees working in research and development and laboratory support services as compared to 62 at December 31, 2010 and 59 at December 31, 2009.

2011 versus 2010. R&D expenses decreased by approximately $1,082,000, or 5%, in 2011 compared to 2010. This decrease was primarily attributable to (i) a decrease of approximately $1,949,000 in personnel expenses primarily due to the reduction in force effected in May 2011, (ii) a decrease of approximately $694,000 in operating expenses for our U.K. operations as cost reduction efforts initiated in 2010 took full effect, (iii) a decrease of approximately $1,134,000 in expenses related to cell manufacturing, and (iv) a decrease of approximately $518,000 in other operating expenses, primarily other external services and supplies. These decreases in expenses were offset by the following increases: (i) clinical study expenses increased approximately $1,006,000 as we conducted our Phase I/II clinical trial in chronic spinal cord injury, and our Phase I clinical trial in PMD, (ii) external services expenses increased approximately $1,319,000 primarily related to preclinical studies and IND-enabling activities related to retinal disorders, (iii) approximately $216,000 in severance payments related to the reduction in force effected in May 2011, and (iv) approximately $672,000 in facilities expense primarily due to recognizing operating lease expense on a straight-line basis (See Note 12 “Commitment and Contingencies,” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information.

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

SG&A expenses totaled approximately $8,202,000 in 2011, compared with $9,377,000 in 2010 and $9,530,000 in 2009.

2011 versus 2010. SG&A expenses decreased by approximately $1,175,000, or 12%, in 2011 compared to 2010. This decrease was primarily attributable to (i) a decrease of approximately $649,000 in personnel expenses primarily due to the reduction in force effected in May 2011, (ii) a decrease of approximately $582,000 in operating expenses for our U.K. operations as cost reduction efforts initiated in 2010 took full effect, and (iii) a net decrease of approximately $68,000 in other operating expenses. These decreased expenses were partially offset by a net increase of approximately $124,000 in external services expenses, primarily attributable to legal and patent expenses.

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

Wind-down Expenses

Rhode Island

In 1999, in connection with exiting our former research facility in Rhode Island, we created a reserve for the estimated lease payments and operating expenses related to it. The reserve has been re-evaluated and adjusted based on assumptions relevant to real estate market conditions and the estimated time until we could either fully sublease, assign or sell our remaining interests in the property. The reserve inclusive of deferred rent was approximately $2,135,000 at December 31, 2011 and $3,300,000 at December 31, 2010. Payments net of subtenant income were recorded against this reserve of $1,248,000 in 2011, $1,219,000 in 2010, and $1,216,000 in 2009. We re-evaluated the estimate and adjusted the reserve by recording, in aggregate, additional wind-down expenses of $287,000 in 2011, $291,000 in 2010, and $340,000 in 2009. Expenses for this facility will fluctuate based on changes in tenant occupancy rates and other operating expenses related to the lease. Even though it is our intent to sublease, assign, sell, or otherwise divest ourselves of our interests in the facility at the earliest possible time, we cannot determine with certainty a fixed date by which such events will occur. In light of this uncertainty, based on estimates, we will periodically re-evaluate and adjust the reserve, as necessary. See Note 11 “Wind-down and exit costs,” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information.

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

Other Income (Expense)

Other income totaled approximately $6,748,000 in 2011, compared with other income of approximately $4,116,000 in 2010 and other expense of $2,352,000 in 2009.

				Change in 2011 Versus 2010		Change in 2010 Versus 2009
	2011	2010	2009	$	%	$	%
Other income (expense):
Realized gain on sale of marketable securities	$83,750	$—	$406,910	$83,750	* %	$(406,910)	(100)%
Change in fair value of warrant liability	6,612,092	3,005,040	1,898,603	3,607,052	120%	1,106,437	58%
Interest income	13,942	26,728	67,345	(12,786)	(48)%	(40,617)	(60)%
Interest expense	(71,363)	(93,382)	(110,807)	22,019	(24)%	17,425	(16)%
Qualifying Therapeutic Disc. Proj. Grant	—	977,917	—	(977,917)	(100)%	977,917	* %
Other income (expense), net	109,404	199,664	89,732	(90,260)	(45)%	109,932	123%

Total other income (expense), net	$6,747,825	$4,115,967	$2,351,783	$2,631,858	64%	$1,764,184	75%

*	Calculation is not meaningful.

Gain on Sale of Marketable Equity Securities

The gain on sale of marketable equity securities of approximately $84,000 in 2011 and $407,000 in 2009 was primarily attributable to sales of ReNeuron shares. See Note 2 “Financial Instruments,” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information on this transaction.

Change in Fair Value of Warrant Liability

We record changes in fair value of outstanding warrants as income or loss in our Consolidated Statements of Operations. We have warrants outstanding which were issued as part of several transactions since 2008 and have classified all these warrants as a liability. The fair value of the outstanding warrants is determined using various option pricing models, such as the Black-Scholes-Merton (Black-Scholes) option pricing model and the Monte Carlo simulation model, and is affected by changes in inputs to the various models, including our stock price, expected stock price volatility, the contractual term and the risk-free interest rate. The use of the Monte Carlo simulation model requires input of additional subjective assumptions including the progress of our R&D programs and its affect on potential future financings. The fair value of the warrant liability will be revalued at the end of each reporting period, with the change in fair value of the warrant liability recorded as a gain or loss in our Consolidated Statements of Operations. See Note 13 “Warrant Liability,” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information on this transaction.

Interest Income

Interest income totaled approximately $14,000 in 2011, $27,000 in 2010, and $67,000 in 2009. The decrease in interest income from 2009 to 2011 was primarily attributable to lower average yields on cash, cash equivalents, and marketable securities and also due to lower average cash balances.

Interest Expense

Interest expense was approximately $71,000 in 2011, $93,000 in 2010, and $111,000 in 2009. The decrease in interest expense from 2009 to 2011was primarily attributable to lower outstanding debt and capital lease balances.

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

Other Income (Expense), net

Other income, net in 2011 include the receipt of approximately $150,000 as a break-up fee paid to us upon the expiration of an exclusivity period granted to a potential licensee. Other income was partially offset by other expenses, primarily state franchise taxes.

Other income, net in 2010 includes approximately $227,000 from final settlement of various claims related to our SCS acquisition. On April 1, 2009, we acquired the operations of Stem Cell Sciences Plc (SCS, which subsequently changed its name to Asset Realization Company Ltd.). As consideration, we issued 265,000 shares of our common stock with a closing price of $16.70 per share and waived certain commitments of SCS to repay approximately $709,000 in principal and accrued interest owed to us. Pursuant to the acquisition agreement, 20% of the 265,000 shares were placed into an escrow for a twelve month period to satisfy any indemnification obligations owed to us by SCS. On August 19, 2010, we entered into a settlement agreement with SCS in which the parties agreed to the release of half the escrowed shares to SCS and half to us in full satisfaction of our claims for indemnification, and both parties waived all other claims, known and unknown, against the other. The 26,500 shares returned to us are being treated as retired and no longer outstanding. We have recorded approximately $227,000 as other income, which was the value of these shares based on the closing price of $9.10 per share on August 19, 2010, and net of amounts already accrued for potential claims against the escrowed shares. Other income also includes approximately $89,000 of R&D tax credits due to our wholly-owned subsidiary Stem Cell Sciences (U.K.) Ltd. The above income was offset by other expenses, net of approximately $116,000, primarily related to write-down of assets and state franchise taxes.

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

				Change in 2011 Versus 2010		Change in 2010 Versus 2009
	2011	2010	2009	$	%	$	%
At December 31:
Cash and highly liquid investments(1)	$16,591,852	$19,707,821	$38,617,977	$(3,115,969)	(16)%	$(18,910,156)	(49)%
Year ended December 31:
Net cash used in operating activities	$(22,058,283)	$(24,519,913)	$(24,682,669)	$2,461,630	(10)%	$162,756	(1)%
Net cash provided by (used in) investing activities	$(3,422,012)	$(923,964)	$3,731,991	$(2,498,048)	270%	$(4,655,955)	(125)%
Net cash provided by financing activities	$19,129,484	$6,586,380	$29,786,280	$12,543,104	190%	$(23,199,900)	(78)%

(1)	Cash and highly liquid investments include unrestricted cash, cash equivalents, and short-term and long-term marketable debt securities. Marketable equity securities, which are comprised of approximately 1,922,000 ordinary shares of ReNeuron with a market value in aggregate of approximately $191,000 and $197,000 as of December 31, 2010 and 2009, respectively, are excluded from the amounts above. As of June 30, 2011, we no longer hold any shares of ReNeuron. See Note 2, “Financial Instruments,” in the Notes to the Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information.

Total cash and highly liquid investments were approximately $16,592,000 at December 31, 2011, compared with approximately $19,708,000 at December 31, 2010, and $38,618,000 at December 31, 2009. The decrease of cash and highly liquid investments from 2009 to 2011 was primarily attributable to higher proceeds from the issuance of common stock in 2009 as compared to 2010 and 2011. In 2009, we received approximately $29,603,000 as net proceeds from the issuance of common stock as compared to approximately $7,279,000 in 2010 and $19,775,000 in 2011.

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

In December 2011, we raised gross proceeds of $10,000,000 through a public offering of 8,000,000 Units and 8,000,000 Series B warrants. The combination of Units and Series B warrants were sold at a public offering price of $1.25 per Unit. Each Series B warrant gives the holder the right to purchase one Unit at an exercise price of $1.25 per Unit and is exercisable until May 2, 2012, the 90th trading day after the date of issuance. Each Unit consists of one share of our common stock and one Series A warrant. Each Series A warrant gives the holder the right to purchase one share of our common stock at an initial exercise price of $1.40 per share. The Series A warrants are immediately exercisable upon issuance and will expire on the fifth anniversary of the closing date of the initial financing transaction in December 2011. The shares were offered under our effective shelf registration statement previously filed with the SEC.

Net Cash Used in Operating Activities

Cash used in operating activities consists of net loss for the year, adjusted for non-cash expenses such as depreciation and amortization and stock-based compensation and adjustments for changes in various components of working capital. Cash used in operating activities was approximately $22,058,000 in 2011, $24,520,000 in 2010, and $24,683,000 in 2009. The decrease in cash used in operating activities in 2011 compared to 2010 was primarily attributable to decreased operating expenses due to the reduction in work force effected in May 2011 and the consolidation of our activities at our UK operations. Cash used in operating activities in 2010 compared to 2009 was relatively flat.

Net Cash Provided by Investing Activities

Net cash used in investing activities in 2011 as compared to 2010 increased by $2,498,000, or 270%. The increase was primarily attributable to net purchases of marketable debt securities in 2011. No purchases of marketable debt securities were made in 2010. Our investment portfolio comprised primarily of U.S. Treasury debt securities, which are classified as cash equivalents and commercial paper and corporate debt securities, which are classified as short-term marketable securities, with no positions held in-long term marketable debt securities. Net cash provided by investing activities in 2010 as compared to 2009 decreased by $4,655,955, or 125%. In 2009, we received net proceeds of approximately $4,018,000 as marketable debt securities we held reached maturity, and approximately $510,000 from the sale of 2,900,000 ordinary shares of ReNeuron (marketable equity securities).

Net Cash Provided by Financing Activities

Net cash provided by financing activities in 2011 increased by approximately $12,543,000 or 190% compared to the same period in 2010, primarily due to higher net proceeds from sales of common stock in 2011. Net cash provided by financing activities in 2010 decreased by approximately $23,200,000, or 78%, compared to 2009, primarily due to lower net proceeds from sales of common stock.

Listed below are key financing transactions entered into by us in 2011, 2010 and 2009:

•

In December 2011, we raised gross proceeds of $10 million through a public offering of 8,000,000 Units and 8,000,000 Series B warrants. The combination of Units and Series B warrants were sold at a public offering price of $1.25 per Unit. Each Series B warrant gives the holder the right to purchase one Unit at an exercise price of $1.25 per Unit and is exercisable until May 2, 2012, the 90th trading day after the date of issuance. Each Unit consists of one share of our common stock and one Series A warrant. Each Series A warrant gives the holder the right to purchase one share of our common stock at an initial exercise price of $1.40 per share. The Series A warrants are immediately exercisable upon issuance and will expire on the fifth anniversary of the closing date of the initial financing transaction in December 2011. The shares were offered under our effective shelf registration statement previously filed with, and declared effective by, the SEC.

•

In January 2011, we sold 1,000,000 shares of our common stock to selected institutional investors at a price of $10.00 per share. We received net proceeds, after deducting offering expenses and fees, of approximately $9,400,000. The investors were also granted an option to purchase an additional 6,000,000 shares at $10.00 per share. The option was not exercised and expired on February 18, 2011. The shares were offered under a shelf registration previously filed with, and declared effective by, the SEC.

•

In 2011, we sold a total of 525,116 shares of our common stock under a sales agreement entered into in June 2009 (“2009 sales agreement”) at an average price per share of $2.47 for gross proceeds of approximately $1,297,000. Under the terms of the 2009 sales agreement, we may sell up to $30,000,000 of our common stock, from time to time through a sales agent. The sales agent is paid compensation equal to 3.0% of gross proceeds pursuant to the terms of the agreement. The shares were offered under a shelf registration previously filed with, and declared effective by, the SEC.

•

In June 2010, we sold 700,000 shares of our common stock to an institutional investor, at a price of $8.65 per share. We received net proceeds, after deducting offering expenses and fees, of approximately $5,700,000. No warrants were issued in this transaction. The shares were sold under our effective shelf registration statement previously filed with the SEC. As part of the purchase agreement, the institutional investor agreed to purchase an additional 500,000 shares of common stock approximately 12 weeks after the initial sale, at our option and at a purchase price to be calculated using the then-current trading price. We decided not to sell these additional shares and on September 20, 2010, we terminated the purchase agreement.

•

In 2010, we sold a total of 147,520 shares of our common stock under the 2009 sales agreement at an average price per share of $11.60 for gross proceeds of approximately $1,705,000. The sales agent is paid compensation equal to 3.0% of the gross proceeds pursuant to the terms of the agreement. The shares were offered under a shelf registration previously filed with, and declared effective by, the SEC.

•

In November 2009, we sold 1,000,000 units to institutional investors at a price of $12.50 per unit, for gross proceeds of $12,500,000. The units, each of which consisted of one share of common stock and a warrant to purchase 0.4 shares of common stock at an exercise price of $15.00 per share, were offered under a shelf registration previously filed with, and declared effective by, the SEC. We received total proceeds net of offering expenses and placement agency fees of approximately $11,985,000.

•

In 2009, we sold a total of 183,000 shares of our common stock under the 2009 sales agreement at an average price per share of $18.00 for gross proceeds of approximately $3,291,000. The shares were offered under a shelf registration previously filed with, and declared effective by, the SEC.

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

We intend to pursue opportunities to obtain additional financing in the future through equity and debt financings, grants and collaborative research arrangements. In November 2010, we filed with the SEC, and the SEC declared effective, a universal shelf registration statement which permits us to issue up to $100 million worth of registered debt and equity securities. As of March 2, 2012, we had approximately $46 million under this universal shelf registration statement available for issuing debt or equity securities. Under this effective shelf registration, we have the flexibility to issue registered securities, from time to time, in one or more separate offerings or other transactions with the size, price and terms to be determined at the time of issuance. Registered securities issued using this shelf may be used to raise additional capital to fund our working capital and other corporate needs, for future acquisitions of assets, programs or businesses, and for other corporate purposes.

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

Off-Balance Sheet Arrangements

We have certain contractual arrangements that create potential risk for us and are not recognized in our Consolidated Balance Sheets. Discussed below are those off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Operating Leases

We lease various real properties under operating leases that generally require us to pay taxes, insurance, maintenance, and minimum lease payments. Some of our leases have options to renew.

Operating Leases — California

In December 2010, we entered into a commercial lease agreement with BMR-Gateway Boulevard LLC (“BMR”), as landlord, for approximately 43,000 square feet of office and research space at BMR’s Pacific Research Center in Newark, California. The initial term of the lease is approximately eleven and one-half years, and we relocated our corporate headquarters and core research activities from a facility located in Palo Alto, California, to this facility in July 2011. The lease for the Palo Alto facility expired on August 31, 2011, and a letter of credit for approximately $389,000, which served as a security deposit was transferred from our restricted cash account to our cash and cash equivalents account. We will pay approximately $17,989,000 in aggregate as rent over the term of the lease to BMR, which we recognize as operating lease expense on a straight-line basis. Deferred rent was approximately $1,301,000 as of December 31, 2011. As part of the lease, BMR has agreed to provide various financial allowances so that we can build initial and future laboratories, offices and other improvements, subject to customary terms and conditions relating to landlord-funded tenant improvements. As part of the lease, we have, until January 2013, an option to lease up to an additional 30,000 square feet in the building.

In September 2010, we entered into a two-year sublease agreement with Caliper Life Sciences, Inc., for approximately 13,200 square feet in a facility located in Mountain View, California. We will pay approximately $695,000 in aggregate as rent over the term of the lease. The lease contains escalating rent payments, which we recognize as operating lease expense on a straight-line basis. Deferred rent was approximately $2,600 as of December 31, 2011.

Operating Leases — Rhode Island

We continue to have outstanding obligations in regard to our former facilities in Lincoln, Rhode Island. In 1997, we had entered into a fifteen-year lease for a scientific and administrative facility (the SAF) in a sale and leaseback arrangement. The lease includes escalating rent payments. For the year 2012, we expect to pay approximately $1,172,000 in operating lease payments and estimated operating expenses of approximately $690,000, before receipt of sub-tenant income. For the year 2012, we expect to receive, in aggregate, approximately $435,000 in sub-tenant rent and operating expenses. As a result of the above transactions, our estimated cash outlay net of sub-tenant rent for the SAF will be approximately $1,427,000 for 2012.

Operating Leases — United Kingdom

In January 2011, we amended the existing lease agreements of our wholly-owned subsidiary, Stem Cell Sciences (U.K.) Ltd, effectively reducing our leased space from approximately 5,000 square feet to approximately 1,900 square feet of office and lab space. We expect to pay approximately 40,000 GBP as rental payments for 2012. StemCells, Inc. is the guarantor of Stem Cell Sciences (U.K.) Ltd’s obligations under the existing lease.

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

Indemnification Agreement

Effective 2008, as part of an indemnification agreement with NeuroSpheres, we are entitled to offset all litigation costs incurred in this patent infringement suit, against amounts that would otherwise be owed to NeuroSpheres under our exclusive license agreements with NeuroSpheres, such as annual maintenance fees, milestones and royalty payments. Under the terms of our license agreements, we are required to make annual payments of $50,000 to NeuroSpheres, and we expect to make these annual payments through the remaining life of the patent which, at December 31, 2010, was approximately 14 years. We have therefore capitalized $700,000 (14 years at $50,000 per year) to offset litigation costs. The amount capitalized is not dependent on the achievement of any milestones or related to any other contingent payments which may become due under the arrangement. We will reduce this asset by $50,000 per year in lieu of the cash payments due to NeuroSpheres. As the $50,000 annual payments are fully creditable against royalties due to Neurospheres, we have classified the $700,000 as prepaid royalties under “Other assets, non-current” on our accompanying Consolidated Balance Sheets. We have concluded that the estimated balance of $650,000, as of December 31, 2011, is a fair estimate and realizable against future milestone and royalty payments to NeuroSpheres, and that litigation costs incurred above this amount will be expensed as incurred. Management will reevaluate this estimate on a quarterly basis based on actual costs and other relevant factors.

Contractual Obligations

In the table below, we set forth our legally binding and enforceable contractual cash obligations at December 31, 2011:

	Total Obligations at 12/31/11	Payable in 2012	Payable in 2013	Payable in 2014	Payable in 2015	Payable in 2016	Payable in 2017 and Beyond
Operating lease payments(1)	$19,858,445	$2,906,916	$2,221,389	$1,540,429	$1,591,891	$1,638,207	$9,959,613
Capital lease (equipment)	18,329	18,329	—	—	—	—	—
Bonds Payable (principal & interest)(2)	615,110	240,666	237,592	136,852	—	—	—

Total contractual cash obligations	$20,491,884	$3,165,911	$2,458,981	$1,677,281	$1,591,891	$1,638,207	$9,959,613

(1)	Operating lease payments exclude sub-lease income. See “Off-Balance Sheet Arrangements — Operating Leases” above for further information.
(2)	See Note 12, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information.

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

We do not have any material unconditional purchase obligations or commercial commitments related to capital expenditures, clinical development, clinical manufacturing, or other external services contracts at December 31, 2011.

Recent Accounting Pronouncements

In May 2011, the FASB issued additional authoritative guidance relating to fair value measurement and disclosure requirements. For fair value measurements categorized in Level 3 of the fair value hierarchy, the new guidance requires (1) disclosure of quantitative information about unobservable inputs; (2) a description of the valuation processes used by the entity; and (3) a qualitative discussion about the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. Entities must report the level in the fair value hierarchy of assets and liabilities that are not recorded at fair value in the statement of financial position but for which fair value is disclosed. The new requirements clarify that the concepts of highest and best use and valuation premise only apply to measuring the fair value of nonfinancial assets. The new requirements also specify that in the absence of a Level 1 input, a reporting entity should incorporate a premium or a discount in a fair value measurement if a market participant would take into account such an input in pricing and asset or liability. Additionally, the new guidance introduces an option to measure certain financial assets and financial liabilities with offsetting positions on a net basis if certain criteria are met. For public entities, these new requirements become effective for interim and annual periods beginning after December 15, 2011. These requirements are applicable to our fiscal year beginning January 1, 2012. We do not expect this new guidance to have a material effect on our consolidated financial statements.

In June 2011, the FASB issued new accounting guidance which eliminates the current option to present other comprehensive income and its components in the statement of changes in equity. However, under the new guidance, comprehensive income and its components must still be presented under one of two new alternatives. Under the first alternative, the components of other comprehensive income and the components of net income may be presented in one continuous statement referred to as the statement of comprehensive income. Under the second alternative, a statement of other comprehensive income would immediately follow the statement of net income and must be shown with equal prominence as the other primary financial statements. Under either alternative, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. For public entities, these new requirements will become effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively to all prior periods presented. They are applicable to our fiscal year beginning January 1, 2012. We do not expect this new guidance to have a material effect on our consolidated financial statements.

In September 2011, the FASB issued an update to previous guidance on testing goodwill for impairment. The amendments in this update simplifies how entities, both public and nonpublic, test goodwill for impairment. Under the amendments, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. An entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not expect this new guidance to have a material effect on our consolidated financial statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Credit Risks

Our interest-bearing assets, or interest-bearing portfolio, consist of cash, cash equivalents, and marketable debt securities. The balance of our interest-bearing portfolio was approximately $16,592,000, or 66%, of total assets at December 31, 2011 and $20,097,000, or 66%, of total assets at December 31, 2010. Interest income earned on these assets was approximately $14,000 in 2011 and $27,000 in 2010. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. At December 31, 2011, our debt securities were primarily composed of money market accounts comprised of U.S. Treasury debt securities and repurchase agreements that are backed by U.S. Treasury debt securities. Generally, corporate obligations must have senior credit ratings of A2/A or the equivalent. See Note 1, “Summary of Significant Accounting Policies — Financial Instruments” and Note 2 “Financial Instruments” section in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further information.

Our long-term debt is comprised of industrial revenue bonds issued by the State of Rhode Island to finance the construction of our pilot manufacturing facility in Rhode Island. See Note 12, “Commitments and Contingencies,” section in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further information.

Equity Security and Foreign Exchange Risks

In July 2005, we entered into an agreement with ReNeuron under which we granted ReNeuron a license that allows ReNeuron to exploit its “c-mycER” conditionally immortalized adult human neural stem cell technology for therapy and other purposes. We received shares of ReNeuron common stock, as well as a cross-license to the exclusive use of ReNeuron’s technology for certain diseases and conditions, including lysosomal storage diseases, spinal cord injury, cerebral palsy, and multiple sclerosis. The agreement also provides for full settlement of any potential claims that either we or ReNeuron might have had against the other in connection with any putative infringement of certain of each party’s patent rights prior to the effective date of the agreement. As part of the agreement, we received in aggregate, approximately 10,097,000 ordinary shares of ReNeuron common stock, net of approximately 122,000 shares that were transferred to NeuroSpheres. Between 2007 and 2011, we sold our entire holdings of shares of ReNeuron common stock for aggregate net proceeds of approximately $3,743,000. As of June 30, 2011, we no longer hold any shares of ReNeuron.

Our foreign exchange risk is an exposure to foreign currency exchange rates on the earnings, cash flows and financial position of our foreign subsidiary in the United Kingdom. Financial statements of our foreign subsidiary are translated into U.S. dollars from U.K. pounds (GBP), using period-end exchange rates for assets and liabilities and average exchange rates for revenues and expenses. Adjustments resulting from translating net assets are reported as a separate component of “Accumulated other comprehensive income (loss)” within shareholders’ equity under the caption “Unrealized gain (loss) on foreign currency translation”. A hypothetical 10% weakening of the U.S. dollar in relation to the GBP would have resulted in an approximate $100,000 increase in our net loss reported for the year ended December 31, 2011. Because we are currently not subject to material foreign currency exchange risk with respect to revenue transactions and cash balances, we have not to date entered into any hedging contracts.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STEMCELLS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

StemCells, Inc.

We have audited the accompanying consolidated balance sheets of StemCells, Inc. (a Delaware corporation) and subsidiaries (collectively, the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of StemCells, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), StemCells, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

San Francisco, California

March 14, 2012

StemCells, Inc.

Consolidated Balance Sheets

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$13,311,261	$19,707,821
Marketable securities, current	3,280,591	190,804
Trade receivables	54,527	118,890
Other receivables	213,500	151,144
Prepaid assets	506,464	610,980
Other current assets	22,063	389,039

Total current assets	17,388,406	21,168,678
Property, plant and equipment, net	2,054,563	2,626,821
Other assets, non-current	1,856,057	1,931,871
Goodwill	1,895,000	1,877,315
Other intangible assets, net	2,011,473	2,996,888

Total assets	$25,205,499	$30,601,573

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,066,495	$1,098,962
Accrued expenses and other current liabilities	2,970,251	2,828,168
Accrued wind-down expenses, current	1,360,766	1,310,571
Deferred revenue, current	43,910	45,885
Capital lease obligation, current	17,979	67,847
Deferred rent, current	2,603	—
Bonds payable, current	191,250	176,250

Total current liabilities	5,653,254	5,527,683
Capital lease obligation, non-current	—	17,979
Bonds payable, non-current	331,250	522,500
Fair value of warrant liability	6,042,315	6,671,929
Deposits and other long-term liabilities	281,807	276,439
Accrued wind-down expenses, non-current	774,020	1,989,800
Deferred rent, non-current	1,301,167	1,227
Deferred revenue, non-current	96,562	113,387

Total liabilities	14,480,375	15,120,944
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.01 par value; 75,000,000 shares authorized; issued and outstanding 22,427,955 at December 31, 2011 and 12,731,287 at December 31, 2010	1,472,776	1,273,128
Additional paid-in capital	341,811,657	325,359,265
Accumulated deficit	(332,600,022)	(311,271,486)
Accumulated other comprehensive income	40,713	119,722

Total stockholders’ equity	10,725,124	15,480,629

Total liabilities and stockholders’ equity	$25,205,499	$30,601,573

See Notes to Consolidated Financial Statements.

StemCells, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2011	2010	2009
Revenue:
Revenue from licensing agreements and grants	$557,880	$927,772	$608,011
Revenue from product sales	662,790	499,200	384,859

Total revenue	1,220,670	1,426,972	992,870
Cost of product sales	214,811	168,424	261,443

Gross profit	1,005,859	1,258,548	731,427
Operating expenses:
Research and development	19,937,764	21,019,301	19,929,592
Selling, general and administrative	8,202,375	9,376,774	9,530,421
Wind-down expenses	287,122	221,991	649,608
Impairment of intangible asset	654,961	—	—

Total operating expenses	29,082,222	30,618,066	30,109,621

Operating loss	(28,076,363)	(29,359,518)	(29,378,194)
Other income (expense):
Realized gain on sale of marketable securities	83,750	—	406,910
Change in fair value of warrant liability	6,612,092	3,005,040	1,898,603
Interest income	13,942	26,728	67,345
Interest expense	(71,363)	(93,382)	(110,807)
Qualifying therapeutic discovery project grant	—	977,917	—
Other income (expense), net	109,404	199,664	89,732

Total other income (expense), net	6,747,825	4,115,967	2,351,783

Net loss	$(21,328,536)	$(25,243,551)	$(27,026,411)

Basic and diluted net loss per share	$(1.50)	$(2.05)	$(2.55)

Shares used to compute basic and diluted loss per share	14,187,885	12,330,299	10,604,596

See Notes to Consolidated Financial Statements.

StemCells, Inc.

Consolidated Statement of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2008	9,494,560	949,455	279,868,802	(259,001,524)	(7,748)	21,808,985
Comprehensive loss
Net loss	—	—	—	(27,026,411)	—	(27,026,411)
Unrealized gain on foreign currency translation	—	—	—	—	272,184	272,184
Change in unrealized gain on securities available-for-sale	—	—	—	—	130,287	130,287

Comprehensive loss						(26,623,940)

Issuance of common stock and warrants, net of issuance cost of $1,351,487	1,981,740	198,174	26,269,140	—	—	26,467,314
Common stock issued for acquisition of SCS	265,000	26,500	4,399,000	—	—	4,425,500
Common stock issued for licensing agreements	590	59	9,941	—	—	10,000
Common stock issued pursuant to employee benefit plan	9,848	985	155,947	—	—	156,932
Compensation expense from grant of options, restricted stock units and stock (fair value)	—	—	4,046,339	—	—	4,046,339
Exercise of employee and director stock options	31,528	3,152	249,832	—	—	252,984
Exercise and net settlement of restricted stock units	34,245	3,425	(383,973)	—	—	(380,548)
Exercise of warrants	17,447	1,745	329,756	—	—	331,501

Balances, December 31, 2009	11,834,958	$1,183,495	314,944,784	(286,027,935)	394,723	30,495,067
Comprehensive loss
Net loss	—	—	—	(25,243,551)	—	(25,243,551)
Unrealized loss on foreign currency translation	—	—	—	—	(268,810)	(268,810)
Change in unrealized gain on securities available-for-sale	—	—	—	—	(6,191)	(6,191)

Comprehensive loss						(25,518,552)

Issuance of common stock, net of issuance cost of $480,835	847,520	84,752	7,194,482	—	—	7,279,234
Common stock issued pursuant to employee benefit plan	18,488	1,849	230,380	—	—	232,229
Compensation expense from grant of options, restricted stock units and stock (fair value)	—	—	3,697,405	—	—	3,697,405
Exercise of employee and director stock options	3,451	345	19,457	—	—	19,802
Exercise and net settlement of restricted stock units	53,370	5,337	(488,743)	—	—	(483,406)
Stock retired from settlement agreement	(26,500)	(2,650)	(238,500)	—	—	(241,150)

Balances, December 31, 2010	12,731,287	$1,273,128	$325,359,265	$(311,271,486)	$119,722	$15,480,629
Comprehensive loss
Net loss	—	—	—	(21,328,536)	—	(21,328,536)
Unrealized gain on foreign currency translation	—	—	—	—	40,032	40,032
Change in unrealized loss on securities available-for-sale	—	—	—	—	(119,041)	(119,041)

Comprehensive loss						(21,407,545)

Issuance of common stock and warrants, net of issuance cost of $1,522,083	9,525,116	187,779	13,604,561	—	—	13,792,340
Common stock issued pursuant to employee benefit plan	35,164	1,327	163,569	—	—	164,896
Compensation expense from grant of options, restricted stock units and stock (fair value)	32,631	1,267	3,094,776	—	—	3,096,043
Exercise of employee and director stock options	1,692	169	2,217	—	—	2,386
Exercise and net settlement of restricted stock units	102,065	9,106	(412,731)	—	—	(403,625)

Balances, December 31, 2011	22,427,955	$1,472,776	$341,811,657	$(332,600,022)	$40,713	$10,725,124

See Notes to Consolidated Financial Statements.

StemCells, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(21,328,536)	$(25,243,551)	$(27,026,411)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,207,911	1,520,772	1,694,490
Stock-based compensation	3,260,937	3,929,634	4,203,270
Loss (gain) on disposal of fixed assets	32,145	(10,462)	—
Write-down of fixed assets	—	62,807	—
Loss on disposal of intangible assets	—	67,151	—
Impairment of intangible asset	654,961	—	—
Gain from settlement agreement, net	—	(226,580)	—
Gain on sale of marketable securities	(83,750)	—	(406,910)
Change in fair value of warrant liability	(6,612,092)	(3,005,040)	(1,898,603)
Changes in operating assets and liabilities:
Other receivables	(78,503)	550,282	275,726
Trade receivables	67,974	(39,146)	—
Prepaid and other current assets	495,662	(437,110)	129,747
Other assets	76,187	601,532	(436,424)
Accounts payable and accrued expenses	130,766	(808,722)	477,170
Accrued wind-down expenses	(1,165,585)	(1,202,733)	(1,027,242)
Deferred revenue	(18,903)	(79,211)	(361,329)
Deferred rent	1,302,543	(129,764)	(306,153)
Deposits and other long-term liabilities	—	(69,772)	—

Net cash used in operating activities	(22,058,283)	(24,519,913)	(24,682,669)

Cash flows from investing activities:
Purchases of marketable debt securities	(10,188,285)	—	(4,976,959)
Sales or maturities of marketable debt securities	6,905,000	—	8,994,806
Proceeds from sales of marketable equity securities	158,206	—	510,213
Advance made under note receivable	—	—	(79,829)
Purchases of property, plant and equipment	(296,933)	(923,964)	(701,240)
Purchase of intangibles and other assets	—	—	(15,000)

Net cash provided by (used in) investing activities	(3,422,012)	(923,964)	3,731,991

Cash flows from financing activities:
Proceeds from issuance of common stock, net	19,774,820	7,279,234	29,602,953
Proceeds from the exercise of stock options	2,386	19,802	252,984
Payments related to net share issuance of stock based awards	(403,625)	(483,406)	(380,548)
Proceeds from the exercise of warrants	—	—	331,501
Proceeds (repayments) of capital lease obligations	(67,847)	(68,000)	128,557
Repayments of bonds payable	(176,250)	(161,250)	(149,167)

Net cash provided by financing activities	19,129,484	6,586,380	29,786,280

Increase (decrease) in cash and cash equivalents	(6,350,811)	(18,857,497)	8,835,602
Cash and cash equivalents at beginning of year	19,707,821	38,617,977	30,042,986
Effects of foreign currency rate changes on cash	(45,749)	(52,659)	(260,611)

Cash and cash equivalents at end of the year	$13,311,261	$19,707,821	$38,617,977

Supplemental disclosure of cash flow information:
Interest paid	$71,363	$93,382	$110,807

Supplemental schedule of non-cash investing and financing activities:
Stock retired from settlement agreement(1)	—	$241,150	—

Stock issued as part of our acquisition of the operations of SCS Plc(1)	—	—	$4,425,500

Forgiveness of principal and accrued interest on notes receivable(1)	—	—	$709,076

Stock issued for licensing agreements(2)	—	—	$10,000

(1)	On April 1, 2009, we acquired the operations of Stem Cell Sciences Plc (SCS, which subsequently changed its name to Asset Realisation Company Limited). As consideration, we issued 265,000 shares of our common stock with a closing price of $16.70 per share and waived certain commitments of SCS to repay approximately $709,000 in principal and accrued interest owed to us. Pursuant to the acquisition agreement, 20% of the 265,000 shares were placed into an escrow for a twelve month period to satisfy any indemnification obligations owed to us by SCS. On August 19, 2010, we entered into a settlement agreement with SCS in which the parties agreed to the release of half the escrowed shares to SCS and half to us in full satisfaction of our claims for indemnification, and both parties waived all other claims, known and unknown, against the other. The 26,500 shares returned to us are being treated as retired and no longer outstanding. We have recorded approximately $227,000 as other income, which was the value of these shares based on the closing price of $9.10 per share on August 19, 2010, and net of amounts already accrued for potential claims against the escrowed shares.
(2)	Under terms of a license agreement with the California Institute of Technology (Cal Tech), annual fees of $5,000 were due on each of two patents to which StemCells holds a license from Cal Tech, payable in cash or stock at our choice. We elected to pay the fees in common stock and issued shares of 590 in 2009, and 692 in 2008. In September 2010, we terminated all our licensing agreements with Cal Tech.

See Notes to Consolidated Financial Statements.

StemCells, Inc.

Notes to Consolidated Financial Statements

December 31, 2011

Note 1. Summary of Significant Accounting Policies

Nature of Business

StemCells, Inc., a Delaware corporation, is a biopharmaceutical company that operates in one segment, the research, development, and commercialization of stem cell therapeutics and related technologies.

The accompanying consolidated financial statements have been prepared on the basis that we will continue as a going concern. Since inception, we have incurred annual losses and negative cash flows from operations and have an accumulated deficit of approximately $333 million at December 31, 2011. We have not derived significant revenue from the sale of products, and do not expect to receive significant revenue from product sales for at least several years. We may never be able to realize sufficient revenue to achieve or sustain profitability in the future.

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

Estimated Fair Value of Financial Instruments

The estimated fair values of cash and cash equivalents, receivables, accounts payable, and the current portion of the bonds payable approximates their carrying values due to the short maturities of these instruments. The long-term portion of the bonds payable approximates its carrying value as the interest rate for the bond series approximates our current borrowing rate.

Property, Plant and Equipment

Property, plant and equipment, including those held under capital lease, are stated at cost. Depreciation is computed by use of the straight-line method over the estimated useful lives of the assets, or the lease term if shorter, as follows:

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

Goodwill and Other Intangible Assets (Patent and License Costs)

Goodwill of approximately $1,895,000 at December 31, 2011, relates to the acquisition of SCS operations. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. We test goodwill for impairment on an annual basis or more frequently if we believe indicators of impairment exist. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in the evaluations, and it is possible, even likely, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analysis are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period. We completed our annual impairment testing during the fourth quarter of 2011, and determined that there was no impairment of goodwill.

Other intangible assets, net were approximately $2,011,000 at December 31, 2011. Intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In December 2011, in part because of management’s decision to focus on our therapeutic product development programs and not to allocate time and resources to the assays technology, we determined that we could not predict the future cash flows from the intangible IPR&D asset related to the assays technology. Therefore, we determined that the intangible asset was impaired and wrote off the approximately $655,000 carrying value of the asset.

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

Impairment of Long-Lived Tangible Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If property, plant, and equipment are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its estimated fair market value. In 2010, we recorded a charge of approximately $63,000, to adjust the fair value of certain lab equipment we expect to dispose. No such impairment was recognized during the years 2011 and 2009.

Warrant Liability

We account for our warrants in accordance with U.S. GAAP which defines how freestanding contracts that are indexed to and potentially settled in a company’s own stock should be measured and classified. Authoritative accounting guidance prescribes that only warrants issued under contracts that cannot be net-cash settled, and are both indexed to and settled in the Company’s common stock can be classified as equity. As part of both our November 2008 and November 2009 financings, we issued warrants with five year terms to purchase 1,034,483 and 400,000 shares of our common stock at $23.00 and $15.00 per share respectively. As part of our December 2011 financing, we issued Series A Warrants with five year terms to purchase 8,000,000 shares at $1.40 per share and Series B Warrants with a ninety trading days terms to purchase 8,000,000 units at $1.25 per unit. Each unit underlying the Series B warrants consists of one share of our common stock and one Series A Warrant. As the warrant agreements did not meet the specific conditions for equity classification, we are required to classify the fair value of the warrants issued as a liability, with subsequent changes in fair value to be recorded as income (loss) on change in fair value of warrant liability. The fair value of the warrants related to the 2008 and 2009 financing is determined using the Black-Scholes-Merton (Black-Scholes) option pricing model and the fair value of the warrants related to the 2011 financing is determined using the Monte Carlo simulation model. The fair value is affected by changes in inputs to these models including our stock price, expected stock price volatility, the contractual term and the risk-free interest rate. The use of the Monte Carlo simulation model requires input of additional assumptions including the progress of our R&D programs and its affect on potential future financings. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability.

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

The following are the basic and dilutive net loss per share computations for the last three fiscal years:

	2011	2010	2009
Net loss	$(21,328,536)	$(25,243,551)	$(27,026,411)
Weighted average shares outstanding used to compute basic and diluted net loss per share	14,187,885	12,330,299	10,604,596
Basic and diluted net loss per share	$(1.50)	$(2.05)	$(2.55)

Outstanding options, warrants and restricted stock units were excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive for all periods presented below:

	2011	2010	2009
Outstanding options	875,498	1,098,242	926,081
Restricted stock units	357,541	469,505	243,790
Outstanding warrants	17,434,483	1,434,483	1,434,483

Total	18,667,522	3,002,230	2,604,354

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net losses and other comprehensive income (or “OCI”). OCI includes certain changes in stockholders’ equity that are excluded from net losses. Specifically, we include in OCI changes in unrealized gains and losses on our marketable securities and unrealized gains and losses on foreign currency translations. Comprehensive loss for the years ended December 31, 2011, 2010 and 2009 has been reflected in the Consolidated Statements of Stockholders’ Equity.

The components of our accumulated OCI, as of December 31 of each year shown, are as follows:

	2011	2010	2009
Net unrealized gain (loss) on marketable securities	$(2,694)	$116,348	$122,539
Unrealized gain on foreign currency translation	43,407	3,374	272,184

Accumulated other comprehensive income (loss)	$40,713	$119,722	$394,723

The activity in OCI is as follows:

	2011	2010	2009
Net change in unrealized gains and losses on marketable securities	$(119,041)	$(6,191)	$130,287
Recognition in net loss, other than temporary impairment of marketable securities	—	—	—
Net change in unrealized gains and losses on foreign currency translations	40,032	(268,810)	272,184

Other comprehensive income (loss)	$(79,009)	$(275,001)	$402,471

Recent Accounting Pronouncements

In May 2011, the FASB issued additional authoritative guidance relating to fair value measurement and disclosure requirements. For fair value measurements categorized in Level 3 of the fair value hierarchy, the new guidance requires (1) disclosure of quantitative information about unobservable inputs; (2) a description of the valuation processes used by the entity; and (3) a qualitative discussion about the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. Entities must report the level in the fair value hierarchy of assets and liabilities that are not recorded at fair value in the statement of financial position but for which fair value is disclosed. The new requirements clarify that the concepts of highest and best use and valuation premise only apply to measuring the fair value of nonfinancial assets. The new requirements also specify that in the absence of a Level 1 input, a reporting entity should incorporate a premium or a discount in a fair value measurement if a market participant would take into account such an input in pricing and asset or liability. Additionally, the new guidance introduces an option to measure certain financial assets and financial liabilities with offsetting positions on a net basis if certain criteria are met. For public entities, these new requirements become effective for interim and annual periods beginning after December 15, 2011. These requirements are applicable to our fiscal year beginning January 1, 2012. We do not expect this new guidance to have a material effect on our consolidated financial statements.

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

Note 2. Financial Instruments

Cash, cash equivalents and marketable securities

The following table summarizes the fair value of our cash, cash equivalents and available-for-sale securities held in our investment portfolio:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011
Cash	$291,093	$—	$—	$291,093
Cash equivalents (money market accounts)	13,020,168	—	—	13,020,168
Marketable debt securities, current	3,283,209	(2,618)	—	3,280,591

Total cash, cash equivalents, and marketable securities	$16,594,470	$(2,618)	$—	$16,591,852

December 31, 2010
Cash	$1,001,868	$—	$—	$1,001,868
Cash equivalents (money market accounts)	18,705,953	—	—	18,705,953
Marketable equity securities, current	74,456	116,348	—	190,804

Total cash, cash equivalents, and marketable securities	$19,782,277	$116,348	$—	$19,898,625

At December 31, 2011, our investment in money market accounts are composed primarily of U.S. Treasury debt securities, which are classified as cash equivalents in the accompanying Consolidated Balance Sheet due to their short maturities. Our investment in short-term marketable debt securities are composed primarily of commercial paper and corporate debt securities. From time to time, we carry cash balances in excess of federally insured limits. Our cash balance at December 31, 2011 includes approximately $45,000 held in U.K. pounds by our U.K. subsidiary.

Our investment in marketable equity securities consisted of ordinary shares of ReNeuron Group Plc (ReNeuron), a publicly listed U.K. corporation. In July 2005, we entered into an agreement with ReNeuron under which we granted ReNeuron a license that allows ReNeuron to exploit its “c-mycER” conditionally immortalized adult human neural stem cell technology for therapy and other purposes. We received shares of ReNeuron common stock, as well as a cross-license to the exclusive use of ReNeuron’s technology for certain diseases and conditions, including lysosomal storage diseases, spinal cord injury, cerebral palsy, and multiple sclerosis. The agreement also provides for full settlement of any potential claims that either we or ReNeuron might have had against the other in connection with any putative infringement of certain of each party’s patent rights prior to the effective date of the agreement. In July and August 2005, we received approximately 8,836,000 ordinary shares of ReNeuron common stock, net of approximately 104,000 shares that were transferred to NeuroSpheres, Ltd., an Alberta corporation (NeuroSpheres), and subsequently, as a result of certain anti-dilution provisions in the agreement, we received approximately 1,261,000 more shares, net of approximately 18,000 shares that were transferred to NeuroSpheres. In February 2007, we sold 5,275,000 shares for net proceeds of approximately $3,075,000. We recognized approximately $716,000 as realized gain from this transaction. In the first quarter of 2009, we sold 2,900,000 shares of ReNeuron and received net proceeds of approximately $510,000 for a realized gain of approximately $398,000. In the second quarter of 2011, we sold our remaining 1,921,924 shares of ReNeuron and received net proceeds of approximately $158,000 for a realized gain of approximately $84,000. As of June 30, 2011, we no longer hold any shares of ReNeuron.

Changes in fair value as a result of changes in market price per share or the exchange rate between the U.S. dollar and the British pound are accounted for under “other comprehensive income (loss)” if deemed temporary and are not recorded as “other income or loss” until the shares are disposed of and a gain or loss realized or an impairment is considered other than temporary.

We do not hold any investments that were in an unrealized loss position as of December 31, 2011.

Note Receivable

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

Assets measured at fair value as of December 31, 2011 and 2010 are classified below based on the three fair value hierarchy tiers described above. Our cash equivalents and marketable securities are classified within Level 1 or Level 2. This is because our cash equivalents and marketable securities are valued primarily using quoted market prices or alternative pricing sources and models utilizing market observable inputs.

The following table presents our financial assets and liabilities measured at fair value:

	Fair Value Measurement at Reporting Date Using		Unobservable Inputs (Level 3)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		As of December 31, 2011
Financial Assets
Cash Equivalents:
Money market funds	$1,569,811	$—	$—	$1,569,811
U.S. Treasury debt obligations	11,450,357	—	—	11,450,357
Marketable Securities:
Debt securities	3,280,591	—	—	3,280,591

Total financial assets	$16,300,759	$—	$—	$16,300,759

Financial Liabilities
Bond obligation	$—	$522,500	$—	$522,500
Warrant liabilities	—	31,195	6,011,120	6,042,315

Total financial liabilities	$—	$553,695	$6,011,120	$6,564,815

Level 3 Reconciliation

The following table presents a rollforward for liabilities measured at fair value using significant unobservable inputs (Level 3) for 2011.

Balance at December 31, 2010	$—
Warrant liability	6,011,120

Balance at December 31, 2011	$6,011,120

Note 4. Property, Plant and Equipment

Property, plant and equipment balances at December 31 are summarized below:

	2011	2010
Building and improvements	$3,430,542	$3,557,342
Machinery and equipment	7,002,196	7,586,385
Furniture and fixtures	591,617	398,262

	11,024,355	11,541,989
Less accumulated depreciation and amortization	(8,969,792)	(8,915,168)

Property, plant and equipment, net	$2,054,563	$2,626,821

Depreciation expense was approximately $842,000 in 2011, $1,093,000 in 2010, and $1,364,000 in 2009.

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

As consideration for the acquired operations, we issued to SCS 265,000 shares of common stock and waived certain commitments of SCS to repay approximately $709,000 in principal and accrued interest owed to us. The closing price of our common stock on April 1, 2009 was $16.70 per share.

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

None of the goodwill is deductible for tax purposes.

At April 1, 2009, the purchase price has been allocated as follows:

	Allocated Purchase Price	Estimated Life of Intangible Assets in Years
Net tangible assets	$36,000
Intangible assets:
Customer relationships and developed technology	1,310,000	6 to 9
In process research and development	1,340,000	N/A
Trade name	310,000	15
Goodwill	2,139,000	N/A

Total	$5,135,000

In-process research and development assets relate to: 1) the acquisition of certain intellectual property rights not expected to expire until 2027 related to our program focused on developing genetically engineered rat models of human disease (our “Transgenic Rat Program”), and 2) the acquisition of certain technology related to the commercialization of our SC Proven cell culture products and the development and commercialization of cell-based assay platforms for use in drug discovery and development (our “Assay Development Program”).

At the time of valuation (April 2009), the technology related to our Transgenic Rat Program was in its nascent stage and as for our Assay Development Program, we expected to achieve proof of concept by 2012. These technologies were not expected to begin generating revenue until 2011-2012. In December 2011, in part because of management’s decision to focus on our therapeutic product development programs and not to allocate time and resources to the assays technology, we determined that we could not predict the future cash flows from the intangible IPR&D asset related to the assays technology. Therefore, we determined that the intangible asset was impaired and wrote off the approximately $655,000 carrying value of the asset.

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

The following table represents changes in goodwill:

Balance as of January 1, 2009	$—
Additions (related to the acquisition of SCS operations)	2,138,655
Reductions (R&D credit as described above)	(381,073)
Foreign currency translation	262,097

Balance as of December 31, 2009	$2,019,679
Reductions (R&D credit as described above)	(47,374)
Foreign currency translation	(94,990)

Balance as of December 31, 2010	$1,877,315

Foreign currency translation	17,685

Balance as of December 31, 2011	$1,895,000

The components of our other intangible assets at December 31 are summarized below:

	Estimated Useful Life	2011	2010
Customer relationships and developed technology	6-9	$915,487	$1,086,256
In-process research and development	N/A	525,921	1,265,224
Trade name	15	273,116	292,657
Patents	17	296,949	352,751

Total		$2,011,473	$2,996,888

In December 2011, in part because of management’s decision to focus on our therapeutic product development programs and not to allocate time and resources to the assays technology, we determined that we could not predict the future cash flows from the intangible IPR&D asset related to the assays technology. Therefore, we determined that the intangible asset was impaired and wrote off the approximately $655,000 carrying value of the asset.

Amortization expense was approximately $366,000 in 2011, $427,000 in 2010, and $336,000 in 2009.

The expected future annual amortization expense for each of the next five years based on current balances of our intangible assets is as follows:

For the year ending December 31:
2012	$259,098
2013	$259,098
2014	$258,887
2015	$258,582
2016	$252,993

Note 7. Other Assets

Other assets at December 31 are summarized below:

	2011	2010
Prepaid royalties	$698,922	$772,096
Security deposit (buildings and equipment lease)	1,157,135	1,159,775

Total other non-current assets	$1,856,057	$1,931,871

Note 8. Accounts Payable

Accounts payable at December 31 are summarized below:

	2011	2010
External services	$716,904	$516,970
Supplies	206,863	301,355
Other	142,728	280,637

Total accounts payable	$1,066,495	$1,098,962

Note 9. Accrued Expenses and Other Current Liabilities

Accrued expenses at December 31 are summarized below:

	2011	2010
External services	$1,204,137	$301,521
Employee compensation	1,361,954	2,153,922
Other	404,160	372,725

Total accrued expenses and other current liabilities	$2,970,251	$2,828,168

Note 10. Stock-Based Compensation

We currently grant stock-based compensation under two equity incentive plans. As of December 31, 2011, we had 1,039,966 shares available to grant under these two plans. At our annual stockholders meeting held on June 12, 2007, our stockholders approved an amendment to our 2006 Equity Incentive Plan to provide for an annual increase in the number of shares of common stock available for issuance under the plan each January 1 (beginning January 1, 2008) equal to 4% of the outstanding common shares as of that date. The amendment further provided an aggregate limit of 3,000,000 shares issuable pursuant to incentive stock option awards under the plan. Under these two plans we may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, 401(k) Plan employer match in form of shares and performance-based shares to our employees, directors and consultants, at prices determined by our Board of Directors. Incentive stock options may only be granted to employees under these plans with a grant price not less than the fair market value on the date of grant.

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

Our stock-based compensation expense for the last three fiscal years was as follows:

	2011	2010	2009
Research and development expense	$1,680,431	$2,034,007	$2,208,440
General and administrative expense	1,580,506	1,895,627	1,994,830

Total stock-based compensation expense and effect on net loss	$3,260,937	$3,929,634	$4,203,270

As of December 31, 2011, we have approximately $3,288,000 of total unrecognized compensation expense related to unvested awards granted under our various share-based plans that we expect to recognize over a weighted-average period of 1.9 years.

The fair value of options granted is estimated as of the date of grant using the Black-Scholes option pricing model and expensed on a pro-rata straight-line basis over the period in which the stock options vest. The Black-Scholes option pricing model requires certain assumptions as of the date of grant. The weighted-average assumptions used for the last three fiscal years are as follows:

	2011	2010	2009
Expected term (years)(1)	7.4	7.2	7.3
Risk-free interest rate(2)	2.7%	2.9%	2.8%
Expected volatility(3)	79.7%	88.4%	93.1%
Expected dividend yield(4)	0%	0%	0%

(1)	The expected term represents the period during which our stock-based awards are expected to be outstanding. In 2011 and 2010 we estimated this amount based on historical experience of similar awards, giving consideration to the contractual terms of the awards, vesting requirements, and expectation of future employee behavior, including post-vesting terminations.
(2)	The risk-free interest rate is based on U.S. Treasury debt securities with maturities close to the expected term of the option as of the date of grant.
(3)	Expected volatility is based on historical volatility over the most recent historical period equal to the length of the expected term of the option as of the date of grant.
(4)	We have neither declared nor paid dividends on any share of common stock and we do not expect to do so in the foreseeable future.

At the end of each reporting period, we estimate forfeiture rates based on our historical experience within separate groups of employees and adjust the stock-based compensation expense accordingly.

A summary of our stock option activity and related information for the last three fiscal years is as follows:

	Outstanding Options
	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
Balance at December 31, 2008	834,053	$23.20	6.6	$692,739
Granted	154,580	$17.00
Exercised	(29,078)	$7.60		$281,979
Cancelled (forfeited and expired)	(33,474)	$19.30

Balance at December 31, 2009	926,081	$22.80	6.2	$434,092
Granted	257,850	$10.70
Exercised	(3,451)	$5.70		$13,418
Cancelled (forfeited and expired)	(82,239)	$20.50

Balance at December 31, 2010	1,098,241	$20.20	6.1	$398,219

Granted	3,750	$7.30
Exercised	(1,692)	$1.41		$11,293
Cancelled (forfeited and expired)	(224,801)	$20.22

Balance at December 31, 2011	875,498	$20.13	5.5	$—

Exercisable at December 31, 2011	723,303	$21.89	4.8	$—

Vested and expected to vest(2)	848,001	$20.40	5.4	$—

(1)	Aggregate intrinsic value represents the value of the closing price per share of our common stock on the last trading day of the fiscal period in excess of the exercise price multiplied by the number of options outstanding or exercisable, except for the “Exercised” line, which uses the closing price on the date exercised.
(2)	Number of shares include options vested and those expected to vest net of estimated forfeitures.

The estimated weighted average fair value per share of options granted was approximately $5.31 in 2011, $8.40 in 2010, and $13.70 in 2009, based on the assumptions in the Black-Scholes model discussed above. Total intrinsic value of options exercised at time of exercise was approximately $11,000 in 2011, $13,000 in 2010, and $282,000 in 2009.

The following is a summary of changes in unvested options:

Unvested Options	Number of Options	Weighted Average Grant Date Fair Value
Unvested options at December 31, 2010	336,516	$10.30
Granted	3,750	$5.31
Vested	(138,184)	$11.18
Cancelled	(49,890)	$10.07

Unvested options at December 31, 2011	152,192	$9.43

The estimated fair value of options vested were approximately $1,545,000 in 2011, $2,179,000 in 2010 and $2,606,000 in 2009.

The following table presents weighted average exercise price and remaining term information about significant option groups outstanding at December 31, 2011:

Options Outstanding at December 31, 2011
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Term (Yrs.)	Weighted Average Exercise Price	Aggregate Intrinsic Value at December 31, 2011
Less than $10.00	38,859	1.8	$3.90	—
$10.00 - $19.99	398,919	6.6	$13.26	—
$20.00 - $29.99	332,420	5.0	$22.08	—
$30.00 - $39.99	46,800	4.0	$36.64	—
$40.00 - $49.99	5,500	3.7	$46.51	—
$50.00 - $59.99	53,000	3.7	$54.10	—

	875,498		$20.13	—

Vested Options Outstanding at December 31, 2011
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price
Less than $10.00	34,912	$3.51
$10.00 - $19.99	250,671	$14.09
$20.00 - $29.99	332,420	$22.08
$30.00 - $39.99	46,800	$36.64
$40.00 - $49.99	5,500	$46.51
$50.00 - $59.99	53,000	$54.09

	723,303	$21.89

Restricted Stock Units

We have granted restricted stock units (RSUs) to our directors and to certain employees which entitle the holders to receive shares of our common stock upon vesting of the RSUs. The fair value of restricted stock units granted are based upon the market price of the underlying common stock as if it were vested and issued on the date of grant.

A summary of our restricted stock unit activity for the year ended December 31, 2011 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2011	469,506	$12.30
Granted (1)	64,500	$5.48
Vested RSUs	(158,184)	$12.07
Cancelled	(18,280)	$13.41

Outstanding at December 31, 2011	357,542	$11.14

(1)	6,500 of these restricted stock units vest and convert into shares of our common stock after one year from the date of grant. 50,000 of these restricted stock units vest and convert into shares of our common stock over a three year period from the date of grant: one-third of the award will vest on each grant date anniversary following the grant. 8,000 of these restricted stock units will vest and convert into shares of our common stock subject to attainment of certain performance criteria and will be forfeited if not met.

Stock Appreciation Rights

In July 2006, we granted cash-settled Stock Appreciation Rights (SARs) to certain employees under the 2006 Equity Incentive Plan. The SARs give the holder the right, upon exercise, to the difference between the price per share of our common stock at the time of exercise and the exercise price of the SAR. The exercise price of the SAR is equal to the market price of our common stock at the date of grant. The SARs vest 25% on the first anniversary of the grant date and 75% vest monthly over the remaining three-year service period. Compensation expense is based on the fair value of SARs which is calculated using the Black-Scholes option pricing model. The stock-based compensation expenses and liability are re-measured at each reporting date through the date of settlement. The compensation liability as re-measured at December 31, 2011 was not significant as the exercise price of the SARs was significantly below the market price of our common share.

The following is a summary of the changes in non-vested SARs for the last three fiscal years:

	2011		2010		2009
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at January 1,	135,409	$20.00	143,085	$20.00	143,085	$20.00
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	(20,222)		(7,676)		—

Outstanding at December 31,	115,187	$20.00	135,409	$20.00	143,085	$20.00

Exercisable at December 31,	115,187	$20.00	135,409	$20.00	143,085	$20.00

For the year ended December 31, 2010 and 2011, we re-measured the liability related to the SARs and reduced compensation expense by approximately $344,000 and $265,000, respectively. The total compensation expense related to SARs was approximately $108,000 in 2009. The resulting effect on net loss and net loss per share attributable to common stockholders is not likely to be representative of the effects in future periods, due to changes in the fair value calculation which is dependent on the stock price, volatility, interest and forfeiture rates, additional grants and subsequent periods of vesting. We will continue to recognize compensation cost each period, which will be the change in fair value from the previous period through the earlier date of settlement or forfeiture of the SARs.

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

The components of our wind-down reserve at December 31 are as follows:

	2011	2010
Accrued wind-down reserve at beginning of period	$2,644,000	$3,572,000
Less actual expenses recorded against estimated reserve during the period	(1,248,000)	(1,219,000)
Additional expense recorded to revise estimated reserve at period-end	287,000	291,000

Revised reserve at period-end	1,683,000	2,644,000
Add deferred rent at period end	452,000	656,000

Total accrued wind-down expenses at period-end (current and non current)	$2,135,000	$3,300,000

Accrued wind-down expenses, current portion	$1,361,000	$1,311,000
Non current portion	774,000	1,989,000

Total accrued wind-down expenses	$2,135,000	$3,300,000

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

Note 12. Commitments and Contingencies

Leases

Bonds Payable

We entered into direct financing transactions with the State of Rhode Island and received proceeds from the issuance of industrial revenue bonds totaling $5,000,000 to finance the construction of Rhode Island’s pilot manufacturing facility. The related lease agreements are structured such that lease payments fully fund all semiannual interest payments and annual principal payments through maturity in August 2014. Interest rate for the remaining bond series is 9.5%. The outstanding principal and interest owed at December 31, 2011 was approximately $615,000. The bonds contain certain restrictive covenants which limit, among other things, the payment of cash dividends and the sale of the related assets.

Operating leases

We entered into a fifteen-year lease agreement for a laboratory facility in Rhode Island in connection with a sale and leaseback arrangement in 1997. The lease term expires June 30, 2013. The lease contains escalating rent payments, which we recognize on a straight-line basis. At December 31, 2011, deferred rent expense was approximately $452,000 for this facility and is included as part of the wind-down accrual on the accompanying Consolidated Balance Sheets.

In September 2010, we entered into a two-year sublease agreement with Caliper Life Sciences, Inc., for approximately 13,200 square feet in a facility located in Mountain View, California. We will pay approximately $695,000 in aggregate as rent over the term of the lease. The lease contains escalating rent payments, which we recognize as operating lease expense on a straight-line basis. Deferred rent was approximately $3,000 as of December 31, 2011, and approximately $1,000 as of December 31, 2010.

In December 2010, we entered into a commercial lease agreement with BMR-Gateway Boulevard LLC (“BMR”), as landlord, for approximately 43,000 square feet of office and research space at BMR’s Pacific Research Center in Newark, California. The initial term of the lease is approximately eleven and one-half years, and we relocated our corporate headquarters and core research activities from a facility located in Palo Alto, California, to this facility in July 2011. The lease for the Palo Alto facility expired on August 31, 2011, and a letter of credit for approximately $389,000, which served as a security deposit was transferred from our restricted cash account to our cash and cash equivalents account. We will pay approximately $17,989,000 in aggregate as rent over the term of the lease to BMR, which we recognize as operating lease expense on a straight-line basis. Deferred rent was approximately $1,301,000 as of December 31, 2011. As part of the lease, BMR has agreed to provide various financial allowances so that we can build initial and future laboratories, offices and other improvements, subject to customary terms and conditions relating to landlord-funded tenant improvements. As part of the lease, we have, until January 2013, an option to lease up to an additional 30,000 square feet in the building.

In January 2011, we amended the existing lease agreements of our wholly-owned subsidiary, Stem Cell Sciences (U.K.) Ltd, effectively reducing our leased space from approximately 5,000 square feet to approximately 1,900 square feet of office and lab space. We expect to pay approximately $60,000 as rental payments for 2012. StemCells, Inc. is the guarantor of Stem Cell Sciences (U.K.) Ltd’s obligations under the existing lease.

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

The table below summarizes the components of rent expense for the fiscal year ended December 31, as follows:

	2011	2010	2009
Rent expense	$4,193,433	$3,326,862	$3,215,424
Sublease income	(424,847)	(622,910)	(770,431)

Rent expense, net	$3,768,586	$2,703,952	$2,444,993

Future minimum payments under all leases and bonds payable at December 31, 2011 are as follows:

	Bonds Payable	Capital Leases	Operating Leases	Sublease Income
2012	$240,666	$18,329	$2,906,916	$390,496
2013	237,592	—	2,221,389	61,356
2014	136,852	—	1,540,429	—
2015	—	—	1,591,891	—
2016	—	—	1,638,207	—
Thereafter	—	—	9,959,613	—

Total minimum lease payments	615,110	18,329	$19,858,445	$451,852

Less amounts representing interest	92,610	350

Present value of bonds payable and capital lease payments	522,500	17,979
Less current maturities	191,250	17,979

Bonds payable, less current maturities	$331,250	$—

Contingencies

In July 2006, we filed suit against Neuralstem, Inc. in the Federal District Court for the District of Maryland, alleging that Neuralstem’s activities violate claims in four of the patents we exclusively licensed from NeuroSpheres, specifically U.S. Patent No. 6,294,346 (claiming the use of human neural stem cells for drug screening), U.S. Patent No. 7,101,709 (claiming the use of human neural stem cells for screening biological agents), U.S. Patent No. 5,851,832 (claiming methods for proliferating human neural stem cells), and U.S. Patent No. 6,497,872 (claiming methods for transplanting human neural stem cells). In May 2008, we filed a second patent infringement suit against Neuralstem and its two founders, Karl Johe and Richard Garr. In this suit, which we filed in the Federal District Court for the Northern District of California, we allege that Neuralstem’s activities infringe claims in two patents we exclusively license from NeuroSpheres, specifically U.S. Patent No. 7,361,505 (claiming composition of matter of human neural stem cells derived from any source material) and U.S. Patent No. 7,115,418 (claiming methods for proliferating human neural stem cells). In addition, we allege various state law causes of action against Neuralstem arising out of its repeated derogatory statements to the public about our patent portfolio. Also in May 2008, Neuralstem filed suit against us and NeuroSpheres in the Federal District Court for the District of Maryland seeking a declaratory judgment that the ‘505 and ‘418 patents are either invalid or are not infringed by Neuralstem and that Neuralstem has not violated California state law. In August 2008, the California court transferred our lawsuit against Neuralstem to Maryland for resolution on the merits. In July 2009, the Maryland District Court granted our motion to consolidate these two cases with the litigation we initiated against Neuralstem in 2006. Discovery is ongoing in these cases and we anticipate a trial date in late 2012 or early 2013.

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

Effective 2008, as part of an indemnification agreement with NeuroSpheres, we are entitled to offset all litigation costs incurred in this patent infringement suit, against amounts that would otherwise be owed to NeuroSpheres under our exclusive license agreements with NeuroSpheres, such as annual maintenance fees, milestones and royalty payments. Under the terms of our license agreements, we are required to make annual payments of $50,000 to NeuroSpheres, and we expect to make these annual payments through the remaining life of the patent which, at December 31, 2010, was approximately 14 years. We have therefore capitalized $700,000 (14 years at $50,000 per year) to offset litigation costs. The amount capitalized is not dependent on the achievement of any milestones or related to any other contingent payments which may become due under the arrangement. We will reduce this asset by $50,000 per year in lieu of the cash payments due to NeuroSpheres. As the $50,000 annual payments are fully creditable against royalties due to Neurospheres, we have classified the capitalized amount as prepaid royalties under “Other assets, non-current” on our accompanying Consolidated Balance Sheets. We have concluded that the estimated balance of $650,000, as of December 31, 2011, is a fair estimate and realizable against future milestone and royalty payments to NeuroSpheres, and that litigation costs incurred above this amount will be expensed as incurred. Management will reevaluate this estimate on a quarterly basis based on actual costs and other relevant factors.

Note 13. Warrant Liability

We use various option pricing models, such as the Black-Scholes option pricing model and the Monte Carlo simulation model, to estimate fair value of warrants issued. In using these models, we make certain assumptions about risk-free interest rates, dividend yields, volatility, expected term of the warrants and other assumptions. Risk-free interest rates are derived from the yield on U.S. Treasury debt securities. Dividend yields are based on our historical dividend payments, which have been zero to date. Volatility is estimated from the historical volatility of our common stock as traded on NASDAQ. The expected term of the warrants is based on the time to expiration of the warrants from the date of measurement. Share numbers and exercise prices have been adjusted for the 1-for-10 reverse stock split.

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

The assumptions used for the Black-Scholes option pricing model are as follows:

	To Calculate Fair Value of Warrant Liability at December 31,
	2011	2010
Expected life (years)	2.4	3.4
Risk-free interest rate	0.3%	1.2%
Expected volatility	74.1%	83.6%
Expected dividend yield	0%	0%

	At December 31, 2011	At December 31, 2010	Change in Fair Value of Warrant Liability in Year 2011
Fair value of warrant liability	$2,224	$4,408,449	$(4,406,225)

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

The assumptions used for the Black-Scholes option pricing model are as follows:

	To Calculate Fair Value of Warrant Liability at
	December 31, 2011	December 31, 2010
Expected life (years)	3.3	4.3
Risk-free interest rate	0.5%	1.6%
Expected volatility	90.8%	77.5%
Expected dividend yield	0%	0%

	At December 31, 2011	At December 31, 2010	Change in Fair Value of Warrant Liability in Year 2011
Fair value of warrant liability	$28,971	$2,263,480	$(2,234,509)

In December 2011, we raised gross proceeds of $10,000,000 through a public offering of 8,000,000 Units and 8,000,000 Series B warrants. The combination of Units and Series B warrants were sold at a public offering price of $1.25 per Unit. Each Series B warrant gives the holder the right to purchase one Unit at an exercise price of $1.25 per Unit and is exercisable until May 2, 2012, the 90th trading day after the date of issuance. Each Unit consists of one share of our common stock and one Series A warrant. Each Series A warrant gives the holder the right to purchase one share of our common stock at an initial exercise price of $1.40 per share. The Series A warrants are immediately exercisable upon issuance and will expire on the fifth anniversary of the closing date of the initial financing transaction in December 2011. The shares were offered under our effective shelf registration statement previously filed with the SEC.

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

The assumptions used for the Monte Carlo simulation model to value the Series A and Series B Warrants are as follows:

Risk-free interest rate per year	0.9%
Expected volatility per year	82.3%
Expected dividend yield	0%
Expected life for Series A = 5 years and for Series B = 0.4 years

The use of the Monte Carlo simulation model requires the input of additional subjective assumptions including the progress of our R&D programs and its affect on potential future financings.

At December 31, 2011
Fair value of warrant liability — Series A	$3,790,160
Fair value of warrant liability — Series B	$2,220,960

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

Sale of common stock

Major transactions involving our common stock for the last three years include the following:

•

In December 2011, we raised gross proceeds of $10 million through a public offering of 8,000,000 Units and 8,000,000 Series B warrants. The combination of Units and Series B warrants were sold at a public offering price of $1.25 per Unit. Each Series B warrant gives the holder the right to purchase one Unit at an exercise price of $1.25 per Unit and is exercisable until May 2, 2012, the 90th trading day after the date of issuance. Each Unit consists of one share of our common stock and one Series A warrant. Each Series A warrant gives the holder the right to purchase one share of our common stock at an initial exercise price of $1.40 per share. The Series A warrants are immediately exercisable upon issuance and will expire on the fifth anniversary of the closing date of the initial financing transaction in December 2011. The shares were offered under our effective shelf registration statement previously filed with the SEC.

•

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

•

In 2011, we sold a total of 525,116 shares of our common stock under a sales agreement entered into in June 2009 (“2009 sales agreement”) at an average price per share of $2.47 for gross proceeds of approximately $1,297,000. Under the terms of the 2009 sales agreement, we may sell up to $30,000,000 of our common stock, from time to time through a sales agent. The sales agent is paid compensation equal to 3.0% of gross proceeds pursuant to the terms of the agreement. The shares were offered under a shelf registration previously filed with, and declared effective by, the SEC.

•

In 2010, we sold a total of 147,520 shares of our common stock under the 2009 sales agreement at an average price per share of $11.60 for gross proceeds of approximately $1,705,000. The sales agent is paid compensation equal to 3.0% of the gross proceeds pursuant to the terms of the agreement. The shares were offered under a shelf registration previously filed with, and declared effective by, the SEC.

•

On June 29, 2010, we sold 700,000 shares of our common stock to an institutional investor, at a price of $8.65 per share. We received net proceeds, after deducting offering expenses and fees, of approximately $5,700,000. No warrants were issued in this transaction. The shares were offered under a shelf registration previously filed with, and declared effective by, the SEC. As part of the purchase agreement, the institutional investor agreed to purchase an additional 500,000 shares of common stock approximately 12 weeks after the initial sale, at our option and at a purchase price to be calculated using the then-current trading price. We decided not to sell these additional shares and on September 20, 2010, we terminated the purchase agreement.

•

In November 2009, we sold 1,000,000 units to institutional investors at a price of $12.50 per unit, for gross proceeds of $12,500,000. The units, each of which consisted of one share of common stock and a warrant to purchase 0.4 shares of common stock at an exercise price of $15.00 per share. We received total proceeds net of offering expenses and placement agency fees of approximately $11,985,000. The shares were offered under a shelf registration previously filed with, and declared effective by, the SEC.

•

In 2009, we sold a total of 183,000 shares of our common stock under the 2009 sales agreement at an average price per share of $18.00 for gross proceeds of approximately $3,291,000. The shares were offered under a shelf registration previously filed with, and declared effective by, the SEC.

•

On April 1, 2009, we acquired the operations of SCS. As consideration, we issued to SCS 265,000 shares of common stock and waived certain commitments of SCS to repay approximately $709,000 in principal and accrued interest owed to us. The closing price of our common stock was $16.70 per share on April 1, 2009.

Stock Issued For Technology Licenses

Under license agreements with NeuroSpheres, Ltd., we obtained an exclusive patent license covering all uses of certain neural stem cell technology. We made up-front payments to NeuroSpheres of 6,500 shares of our common stock and $50,000, and will make additional cash payments as stated milestones are achieved. Effective in 2004, we began making annual $50,000 payments, creditable against certain royalties. Effective 2008, as part of an indemnification agreement with NeuroSpheres, we offset the annual $50,000 obligation against litigation costs incurred under that agreement. The estimated balance for future offsets is included under “Other assets, non-current” on our accompanying Consolidated Balance Sheets. We have concluded that the estimated balance of $650,000 as of December 31, 2011 is a fair estimate and realizable against future milestone and royalty payments to NeuroSpheres, and that litigation costs incurred after December 31, 2010 will be expensed as incurred. Management will reevaluate this estimate on a quarterly basis based on actual costs and other relevant factors.

Pursuant to the terms of a license agreement with the California Institute of Technology (Cal Tech) and our acquisition of its wholly owned subsidiary, StemCells California, we issued 14,513 shares of common stock to

Cal Tech. We issued an additional 1,280 shares of common stock to Cal Tech with a market value of approximately $40,000 in May 2000, upon execution of an amendment adding four families of patent applications to the license agreement. In August 2002, we acquired an additional license from Cal Tech for a different technology, pursuant to which we issued 2,754 shares of our common stock with a market value of approximately $35,000. Under terms of the license agreement with the Cal Tech, annual fees of $5,000 were due on each of two patents to which we hold a license from Cal Tech, payable in cash or common stock at our choice. We elected to pay the fees in stock and issued 590 shares in 2009, 692 shares in 2008, 387 shares in 2007 and 385 shares in 2006. In September 2010, we terminated all our licensing agreements with Cal Tech.

Common Stock Reserved

We reserved the following shares of common stock for the exercise of options, warrants and other contingent issuances of common stock, as of December 31, 2011:

Shares reserved for share based compensation	2,273,006
Shares reserved for warrants related to financing transactions	25,434,483
Shares reserved for possible future issuances under an effective shelf registration	3,263,346

Total	30,970,835

Note 15. Deferred Revenue

Deferred Revenue related to Licensing Agreement

In August 2006, we entered an agreement with Stem Cell Therapeutics (SCT), a Canadian corporation, granting it a non-exclusive, royalty-bearing license to use several of our patents for treating specified diseases of the central nervous system; the grant does not include any rights to cell transplantation. SCT granted StemCells a royalty-free non-exclusive license to certain of its patents for research and development and a royalty-bearing non-exclusive for certain commercial purposes. SCT paid an up-front license fee; the license also provides for other payments including annual maintenance, milestones, and royalties. The up-front license fee is being amortized and recognized as revenue over a period of 12 years. At December 31, 2011, the unamortized amount of deferred revenue related to this agreement was approximately $140,000.

Note 16. 401(k) Plan

Our 401(k) Plan covers substantially all of our employees. Participants in the plan are permitted to contribute a fixed percentage of their total annual cash compensation to the plan (subject to the maximum employee contribution defined by law). We match 50% of employee contributions, up to a maximum of 6% of each employee’s eligible compensation in the form of shares of common stock. We recorded an expense of $165,000 in 2011, $191,000 in 2010, and $168,000 in 2009 for our contributions under our 401(k) Plan.

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

Note 18. Income Taxes

Loss before income taxes is attributed to the following geographic locations for the years ended December 31,

	2011	2010
United States	$19,677,292	$23,445,403
Foreign	1,651,244	1,798,148

Total loss before taxes	$21,328,536	$25,243,551

We follow authoritative guidance regarding accounting for uncertainty in income taxes, which prescribes a recognition threshold a tax position is required to meet before being recognized in the financial statements. As of December 31, 2011 and 2010, we have not recorded any unrecognized tax benefits. Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities at December 31 are as follows:

	2011	2010
Deferred tax assets:
Capitalized research and development costs	$53,565,000	$48,048,000
Net operating losses	53,065,000	51,051,000
Research and development credits	8,038,000	7,816,000
Accrued wind down cost	630,000	994,000
Stock-based compensation	512,000	688,000
Impaired asset	—	312,000
Capital loss carryover	596,000	318,000
Fixed assets	458,000	370,000
Other	731,000	397,000

	117,595,000	109,994,000
Valuation allowance	(117,181,000)	(109,310,000)

Total deferred tax assets	$414,000	$684,000

Deferred tax liability:
Intangible assets	(414,000)	(684,000)

Total deferred tax liability	$(414,000)	$(684,000)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $7,871,000 in 2011, $7,030,000 in 2010, and $11,156,000 in 2009.

As of December 31, 2011, we had the following:

•	Net operating loss carry forwards for federal income tax purposes of approximately $141,496,000 which expire in the years 2012 through 2031.

•	Federal research and development tax credits of approximately $6,687,000 which expire in the years 2012 through 2031.

•	Net operating loss carry forwards for state income tax purposes of approximately $45,951,000 which expire in the years 2012 through 2031.

•	State research and development tax credits of approximately $5,091,000 ($3,360,000 net of federal tax effect) which do not expire.

•	Net operating loss carry forwards in foreign jurisdictions of approximately $12,202,000 which do not expire.

•	Capital loss carry forwards for federal and state income tax purposes of $1,592,000 which expire in the years 2014 through 2016.

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

The effective tax rate as a percentage of income before income taxes differs from the statutory federal income tax rate (when applied to income before income taxes) for the years ended December 31 as follows:

	2011	2010	2009
Statutory federal income tax (benefit) rate	(34)%	(34)%	(34)%
State income tax (benefit) rate	(3.4)	(3.6)	(6)
Increase resulting from:
Expenses not deductible for taxes	(6.7)	(0.4)	4.9
Increase in valuation allowance	44.1	38.0	35.1

Effective tax (benefit) rate	0%	0%	0%

We did not have any unrecognized tax benefits at December 31, 2011. Our policy is to recognize interest and penalties related to income tax matters in income tax expense. Because we have no tax liabilities, no tax-related interest and penalties have been expensed in our consolidated statements of operations during 2011 or accrued as a liability in our consolidated balance sheets at December 31, 2011. We do not anticipate any significant changes to total unrecognized tax benefits as a result of settlement of audits or the expiration of statute of limitations within the next twelve months.

We file U.S. federal income tax returns, as well as tax returns with the State of California and the State of Rhode Island. Due to the carry forward of unutilized net operating losses and research and development credits, our federal tax returns from 1997 forward remain subject to examination by the Internal Revenue Service, and our State of California tax returns from 2001 forward and our State of Rhode Island tax returns from 2007 forward remain subject to examination by the respective state tax authorities. We file income tax returns in various foreign jurisdictions. Tax years from 2007 forward remain subject to examination by the appropriate foreign governmental agencies.

Note 19. Subsequent Events

As of March 2, 2012, a total of 750,000 Series B warrants issued as part of our December 2011 financing were exercised to purchase an aggregate of 750,000 units at a price of $1.25 per unit. Each unit consists of (i) one share of our common stock and (ii) one Series A warrant to purchase one share of common stock. The Series A warrants are immediately exercisable on issuance at an initial exercise price of $1.40 per share and expire on the fifth anniversary of the closing date of the initial financing transaction in December 2011. As a result of these exercises, we issued 750,000 shares of our common stock and 750,000 Series A warrants and received gross proceeds of $938,000.

*****

QUARTERLY FINANCIAL DATA (unaudited)

	2011 Quarter Ended
	December 31	September 30	June 30	March 31
	(In thousands, except per share amounts)
Total revenue	$541	$224	$234	$221
Cost of Sales	47	61	52	55
Operating expenses	7,807	6,326	7,272	7,677
Other income (expense), net(1)	101	1,829	3,055	1,762
Net loss	(7,212)	(4,334)	(4,035)	(5,747)
Basic and diluted net loss per share	$(0.47)	$(0.31)	$(0.29)	$(0.42)

	2010 Quarter Ended
	December 31	September 30	June 30	March 31
	(In thousands, except per share amounts)
Total revenue	$700	$253	$244	$230
Cost of Sales	63	36	25	44
Operating expenses	8,343	7,218	7,270	7,787
Other income (expense), net(1)	(1,251)	1,449	2441	1,477
Net loss	(8,957)	(5,552)	(4,610)	(6,124)
Basic and diluted net loss per share	$(0.70)	$(0.44)	$(0.38)	$(0.51)

(1)	Other expense, net, for 2011 and 2010, includes the change in fair value of our warrant liability — see Note 13. Other expense, net, for 2010 includes $977,917 received as a grant under the federal government’s Qualifying Therapeutic Discovery Projects Program — see Note 17.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the fiscal year 2011, the Company periodically tested the design and operating effectiveness of its internal control over financial reporting. Among other matters, the Company sought in its evaluation to determine whether there were any “significant deficiencies” or “material weakness” in its internal control over financial reporting, or whether it had identified any acts of fraud involving management or other employees.

Based on the above evaluation, the Company’s chief executive officer and chief financial officer have concluded that as of December 31, 2011, the Company’s internal control over financial reporting were effective. Nonetheless, it is important to acknowledge that due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s internal control over financial reporting as of December 31, 2011 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders

StemCells, Inc.

We have audited StemCells, Inc. (a Delaware corporation) and subsidiaries’ (collectively, the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, StemCells, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of StemCells, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

San Francisco, California

March 14, 2012

Item 9B.	Other Information

None

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

Below are the name, age and principal occupations for the last five years of each executive officer of StemCells, Inc., as of February 28, 2012. All such persons have been elected to serve until their successors are elected and qualified or until their earlier resignation or removal.

Martin M. McGlynn, President and Chief Executive Officer	65	Martin M. McGlynn joined the company on January 2001, when he was appointed President and Chief Executive Officer of the company and of its wholly-owned subsidiary, StemCells California, Inc. He was elected to the Board of Directors in February 2001.

Ann Tsukamoto, Ph.D. Executive Vice President, Research and Development	59	Ann Tsukamoto, Ph.D., joined the company in November 1997 as Senior Director of Scientific Operations; was appointed Vice President, Scientific Operations in June 1998; Vice President, Research and Development in February 2002; and Chief Operating Officer, with responsibility for the company’s research and development efforts, in November 2006. In October 2008, Dr. Tsukamoto was appointed to the newly created position of Executive Vice President, Research and Development with responsibility for the Company’s scientific and clinical development programs.

Rodney K.B. Young, Chief Financial Officer and Vice President, Finance and Administration	49	Rodney K.B. Young joined the company in September 2005 as Chief Financial Officer and Vice President, Finance. In November 2006 he became CFO and Vice President, Finance and Administration. He is responsible for functions that include Finance, Information Technology and Investor Relations. From 2003 to 2005, Mr. Young was Chief Financial Officer and a director of Extropy Pharmaceuticals, Inc., a private biopharmaceutical company focused on developing drugs for pediatric indications.

Stewart Craig, Ph.D. Senior Vice President, Development and Operations	50	Stewart Craig, Ph.D., joined the company in September 2008 with responsibilities for Development, Manufacturing, Regulatory, Quality Systems and Facilities. From 2005 to 2008, Dr. Craig was Chief Technology Officer and Vice President of Progenitor Cell Therapy, a contract services provider for research, development, manufacture and commercialization of cell-based therapies, prior to which he has held executive positions at Xcyte Therapies, Osiris Therapeutics and SyStemix.

Kenneth Stratton General Counsel	43	Kenneth Stratton joined the company in February 2007 as General Counsel, with responsibility for corporate compliance and legal affairs. In March 2008, he assumed responsibilities for the Human Resources function. Prior to StemCells, Mr. Stratton served as Deputy General Counsel for Threshold Pharmaceuticals and as Senior Legal Counsel for Medtronic’s Vascular business unit.

Directors

Below are the name, age and principal occupations for the last five years of each Director of StemCells, Inc., as of February 28, 2012. Directors are elected to staggered three year terms.

Eric H. Bjerkholt	52	Eric H. Bjerkholt was elected to the Board of Directors in March 2004. Mr. Bjerkholt joined Sunesis Pharmaceuticals, Inc., in 2004 as Senior Vice President and Chief Financial Officer. Since February 2007, he has served as Senior Vice President, Corporate Development and Finance, and Chief Financial Officer. From 2002 to 2004, Mr. Bjerkholt was Senior Vice President and Chief Financial Officer at IntraBiotics Pharmaceuticals, Inc.

R. Scott Greer	53	Mr. Greer was elected to the Board of Directors in June 2010. He is currently a Principal and Managing Director of Numenor Ventures LLC which he founded in 2002.

Ricardo B. Levy, Ph.D.	67	Ricardo B. Levy, Ph.D. was elected to the Board of Directors in September 2001. He currently serves on several boards of directors.

Martin M. McGlynn	65	Martin M. McGlynn was elected to the Board of Directors in February 2001. He is President and Chief Executive Officer of the Company, a position he has held since January 2001.

Roger Perlmutter, M.D., Ph.D.	59	Roger M. Perlmutter, M.D., Ph.D., was elected to the Board of Directors in December 2000. Until recently he was Executive Vice President, Research and Development, of Amgen, Inc.

John J. Schwartz, Ph.D.	77	John J. Schwartz, Ph.D., was elected to the Board of Directors in December 1998 and was elected Chairman of the Board at the same time. He is currently President of Quantum Strategies Management Company.

Irving Weissman, M.D.	72	Irving L. Weissman, M.D., was elected to the Board of Directors in September 1997. He is the Virginia and Daniel K. Ludwig Professor of Cancer Research, Professor of Pathology and Professor of Developmental Biology at Stanford. Director, Institute of Stem Cell Biology and Regenerative Medicine,

Certain other information required by this Item regarding our officers, directors, and corporate governance is incorporated herein by reference to the information appearing under the headings “Information About Our Directors” and “Information About Ownership of Our Common Stock” in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2011 (the “2012 Proxy Statement”).

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from Item 5 of this Annual Report on Form 10-K and our Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from Item 5 of this Annual Report on Form 10-K and from our Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our Proxy Statement for the 2012. Annual Meeting of Stockholders.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are included as part of this Annual Report on Form 10-K.

(1) Financial Statements.

The financial statements filed as part of this Report are listed and indexed under Item 8 above.

(2) Financial Statement Schedules.

Schedules are not included herein because they are not applicable or the required information appears in the Financial Statements or Notes thereto.

(3) Exhibits.

The documents set forth below are filed herewith or incorporated by reference to the location indicated.

Exhibit No.	Title or Description

3.1	Restated Certificate of Incorporation of the Registrant(1)

3.2	Amended and Restated By-Laws of the Registrant(2)

4.1	Specimen Common Stock Certificate(3)

4.2	Form of Warrant Certificate issued to certain purchasers of the Registrant’s common stock in November 2008(4)

4.3	Form of Warrant Certificate issued to certain purchasers of the Registrant’s common stock in November 2009(5)

4.4	Form of Series A Warrant issued to certain purchasers of the Registrant’s common stock in December 2011(6)

4.5	Form of Series B Warrant issued to certain purchasers of the Registrant’s common stock in December 2011(6)

10.1	Form of at-will Employment Agreement between the Registrant and most of its employees(7)

10.2	Form of Agreement for Consulting Services between the Registrant and the members of its Scientific Advisory Board(8)

10.3 #	Cytotherapeutics, Inc. 1992 Equity Incentive Plan(8)

10.4 #	1992 Stock Option Plan for Non-Employee Directors(8)

10.5	Lease Agreement, dated as of August 1, 1992, between the Registrant and the Rhode Island Industrial Facilities Corporation(9)

10.6	First Amendment to Lease Agreement, dated as of September 15, 1994, between Registrant and the Rhode Island Industrial Facilities Corporation(9)

10.7	Lease Agreement, dated as of November 21, 1997, by and between Hub RI Properties Trust, as Landlord, and CytoTherapeutics, Inc., as Tenant(10)

10.8	Consulting Agreement, dated as of September 25, 1997, between Dr. Irving Weissman and the Registrant(11)

10.9	StemCells, Inc. 1996 Stock Option Plan(12)

10.10 #	1997 StemCells Research Stock Option Plan (the “1997 Plan”)(12)

Exhibit No.	Title or Description

10.11 #	Form of Performance-Based Incentive Option Agreement issued under the 1997 Plan(12)

10.12	License Agreement, dated April 1, 1997, by and among Registrant, NeuroSpheres Ltd. and NeuroSpheres Holdings Ltd. (the “1997 NeuroSpheres license agreement”)(13)

10.13 &	License Agreement, dated as of October 30, 2000, between the Registrant and NeuroSpheres Holdings Ltd. (the “2000 NeuroSpheres license agreement”)(14)

10.14 #	Letter Agreement, dated January 2, 2001, between the Registrant and Martin McGlynn(15)

10.15 #	2001 Equity Incentive Plan(16)

10.16 #	StemCells, Inc. Amended and Restated 2004 Equity Incentive Plan(17)

10.17 &	License Agreement, dated as of July 1, 2005, between the Registrant and ReNeuron Limited(18)

10.18 #	Letter Agreement, effective as of September 6, 2005, between the Registrant and Rodney K.B. Young(19)

10.19	Side Letter, dated October 30, 2000, between the Registrant and NeuroSpheres Ltd. regarding the 1997 and 2000 NeuroSpheres license agreements(14)

10.20	Side Letter, dated March 21, 2002, between the Registrant and NeuroSpheres Ltd. and NeuroSpheres Holdings Ltd. regarding the 2000 NeuroSpheres license agreement(21)

10.21	Side Letter, dated July 2, 2003, between the Registrant and NeuroSpheres Ltd. and NeuroSpheres Holdings Ltd. regarding the 2000 NeuroSpheres license agreement(21)

10.22 &	Side Letter, dated March 9, 2005, between the Registrant and NeuroSpheres Ltd. and NeuroSpheres Holdings Ltd. regarding the 2000 NeuroSpheres license agreement(21)

10.23	Indemnification Agreement, dated July 9, 2008, between the Registrant and NeuroSpheres Holdings, Ltd.(20)

10.24 #	Letter Agreement, effective as of February 2, 1998, between the Registrant and Ann Tsukamoto(21)

10.25 #	Memorandum of Agreement, effective as of July 17, 2000, between the Registrant and Ann Tsukamoto(21)

10.26 #	Letter Agreement, effective as of July 24, 2008, between the Registrant and Stewart Craig(21)

10.27 #	Letter Agreement, effective as of February 2, 2007, between the Registrant and Kenneth B. Stratton(21)

10.28 #	Letter Agreement, effective as of August 6, 2009, between the Registrant and Kenneth B. Stratton(21)

10.29 &	License Agreement, dated as of January 31, 2006, between Stem Cell Sciences (Australia) Pty Limited and The University of Edinburgh(21)

10.30	Lease agreement, dated December 2, 2010, between the Registrant and BMR-Gateway Boulevard LLC(22)

10.31#*	StemCells, Inc. Director’s Fee Plan

21	Subsidiaries of the Registrant(21)

23.1*	Consent of Grant Thornton, LLP, Independent Registered Public Accounting Firm

31.1*	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Martin McGlynn, Chief Executive Officer)

Exhibit No.	Title or Description

31.2*	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rodney K.B. Young, Chief Financial Officer)

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Martin McGlynn, Chief Executive Officer)

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rodney K.B. Young, Chief Financial Officer)

101.1	The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.(%)

#	Indicates management compensatory plan, contract or arrangement.
&	Confidential treatment requested as to certain portions. Material has been omitted and separately filed with the Commission.
%	Pursuant to Rule 406T of Regulation S-T, the XBRL files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
*	Filed herewith.

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and filed on March 15, 2007.
(2)	Incorporated by reference to the Registrant’s current report on Form 8-K filed on May 7, 2007.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-151891.
(4)	Incorporated by reference to the Registrant’s current report on Form 8-K filed on November 12, 2008.
(5)	Incorporated by reference to the Registrant’s current report on Form 8-K filed on October 28, 2009.
(6)	Incorporated by reference to the Registrant’s current report on Form 8-K filed on December 16, 2011.
(7)	Incorporated by reference to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2008 and filed on March 16, 2009.
(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 33-45739.
(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 33-85494.
(10)	Incorporated by reference to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 1997 and filed on March 30, 1998.
(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and filed on November 14, 1997.
(12)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, File No. 333-37313.
(13)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005 and filed on March 22, 2006.
(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and filed on April 2, 2001.
(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
(16)	Incorporated by reference to the Registrant’s definitive proxy statement filed May 1, 2001.
(17)	Incorporated by reference to the Registrants Registration Statement on Form S-8, File No. 333-118263.
(18)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(19)	Incorporated by reference to the Registrant’s current report on Form 8-K filed on September 7, 2005.
(20)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

(21)	Incorporated by reference to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2009 and filed on March 11, 2010.
(22)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and filed on March 11, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEMCELLS, INC.

By:	/s/ MARTIN MCGLYNN
Martin McGlynn
PRESIDENT AND CHIEF
EXECUTIVE OFFICER

Dated: March 14, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ MARTIN MCGLYNN Martin McGlynn	President and Chief Executive Officer and Director (principal executive officer)	March 14, 2012

/s/ RODNEY K.B. YOUNG Rodney K.B. Young	Chief Financial Officer (principal financial officer)	March 14, 2012

/s/ GEORGE KOSHY George Koshy	Chief Accounting Officer (principal accounting officer)	March 14, 2012

/s/ ERIC BJERKHOLT Eric Bjerkholt	Director	March 14, 2012

/s/ R.SCOTT GREER R.Scott Greer	Director	March 14, 2012

/s/ RICARDO B. LEVY, PH.D. Ricardo B. Levy, Ph.D.	Director	March 14, 2012

/s/ ROGER M. PERLMUTTER, M.D. Roger M. Perlmutter, M.D.	Director	March 14, 2012

/s/ JOHN J. SCHWARTZ, PH. D. John J. Schwartz, Ph. D.	Director, Chairman of the Board	March 14, 2012

/s/ IRVING L. WEISSMAN, M.D. Irving L. Weissman, M.D.	Director	March 14, 2012

Exhibit Index

Exhibit No.	Title or Description

3.1	Restated Certificate of Incorporation of the Registrant(1)

3.2	Amended and Restated By-Laws of the Registrant(2)

4.1	Specimen Common Stock Certificate(3)

4.2	Form of Warrant Certificate issued to certain purchasers of the Registrant’s common stock in November 2008(4)

4.3	Form of Warrant Certificate issued to certain purchasers of the Registrant’s common stock in November 2009(5)

4.4	Form of Series A Warrant issued to certain purchasers of the Registrant’s common stock in December 2011(6)

4.5	Form of Series B Warrant issued to certain purchasers of the Registrant’s common stock in December 2011(6)

10.1	Form of at-will Employment Agreement between the Registrant and most of its employees(7)

10.2	Form of Agreement for Consulting Services between the Registrant and the members of its Scientific Advisory Board(8)

10.3 #	Cytotherapeutics, Inc. 1992 Equity Incentive Plan(8)

10.4 #	1992 Stock Option Plan for Non-Employee Directors(8)

10.5	Lease Agreement, dated as of August 1, 1992, between the Registrant and the Rhode Island Industrial Facilities Corporation(9)

10.6	First Amendment to Lease Agreement, dated as of September 15, 1994, between Registrant and the Rhode Island Industrial Facilities Corporation(9)

10.7	Lease Agreement, dated as of November 21, 1997, by and between Hub RI Properties Trust, as Landlord, and CytoTherapeutics, Inc., as Tenant(10)

10.8	Consulting Agreement, dated as of September 25, 1997, between Dr. Irving Weissman and the Registrant(11)

10.9	StemCells, Inc. 1996 Stock Option Plan(12)

10.10 #	1997 StemCells Research Stock Option Plan (the “1997 Plan”)(12)

10.11 #	Form of Performance-Based Incentive Option Agreement issued under the 1997 Plan(12)

10.12	License Agreement, dated April 1, 1997, by and among Registrant, NeuroSpheres Ltd. and NeuroSpheres Holdings Ltd. (the “1997 NeuroSpheres license agreement”)(13)

10.13 &	License Agreement, dated as of October 30, 2000, between the Registrant and NeuroSpheres Holdings Ltd. (the “2000 NeuroSpheres license agreement”)(14)

10.14 #	Letter Agreement, dated January 2, 2001, between the Registrant and Martin McGlynn(15)

10.15 #	2001 Equity Incentive Plan(16)

10.16 #	StemCells, Inc. Amended and Restated 2004 Equity Incentive Plan(17)

10.17 &	License Agreement, dated as of July 1, 2005, between the Registrant and ReNeuron Limited(18)

10.18 #	Letter Agreement, effective as of September 6, 2005, between the Registrant and Rodney K.B. Young(19)

Exhibit No.	Title or Description

10.19	Side Letter, dated October 30, 2000, between the Registrant and NeuroSpheres Ltd. regarding the 1997 and 2000 NeuroSpheres license agreements(14)

10.20	Side Letter, dated March 21, 2002, between the Registrant and NeuroSpheres Ltd. and NeuroSpheres Holdings Ltd. regarding the 2000 NeuroSpheres license agreement(21)

10.21	Side Letter, dated July 2, 2003, between the Registrant and NeuroSpheres Ltd. and NeuroSpheres Holdings Ltd. regarding the 2000 NeuroSpheres license agreement(21)

10.22 &	Side Letter, dated March 9, 2005, between the Registrant and NeuroSpheres Ltd. and NeuroSpheres Holdings Ltd. regarding the 2000 NeuroSpheres license agreement(21)

10.23	Indemnification Agreement, dated July 9, 2008, between the Registrant and NeuroSpheres Holdings, Ltd.(20)

10.24 #	Letter Agreement, effective as of February 2, 1998, between the Registrant and Ann Tsukamoto(21)

10.25 #	Memorandum of Agreement, effective as of July 17, 2000, between the Registrant and Ann Tsukamoto(21)

10.26 #	Letter Agreement, effective as of July 24, 2008, between the Registrant and Stewart Craig(21)

10.27 #	Letter Agreement, effective as of February 2, 2007, between the Registrant and Kenneth B. Stratton(21)

10.28 #	Letter Agreement, effective as of August 6, 2009, between the Registrant and Kenneth B. Stratton(21)

10.29 &	License Agreement, dated as of January 31, 2006, between Stem Cell Sciences (Australia) Pty Limited and The University of Edinburgh(21)

10.30	Lease agreement, dated December 2, 2010, between the Registrant and BMR-Gateway Boulevard LLC(22)

10.31#*	StemCells, Inc. Director’s Fee Plan

21	Subsidiaries of the Registrant(21)

23.1*	Consent of Grant Thornton, LLP, Independent Registered Public Accounting Firm

31.1*	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Martin McGlynn, Chief Executive Officer)

31.2*	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rodney K.B. Young, Chief Financial Officer)

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Martin McGlynn, Chief Executive Officer)

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rodney K.B. Young, Chief Financial Officer)

101.1	The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.(%)

#	Indicates management compensatory plan, contract or arrangement.

&	Confidential treatment requested as to certain portions. Material has been omitted and separately filed with the Commission.
%	Pursuant to Rule 406T of Regulation S-T, the XBRL files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
*	Filed herewith.
(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and filed on March 15, 2007.
(2)	Incorporated by reference to the Registrant’s current report on Form 8-K filed on May 7, 2007.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-151891.
(4)	Incorporated by reference to the Registrant’s current report on Form 8-K filed on November 12, 2008.
(5)	Incorporated by reference to the Registrant’s current report on Form 8-K filed on October 28, 2009.
(6)	Incorporated by reference to the Registrant’s current report on Form 8-K filed on December 16, 2011.
(7)	Incorporated by reference to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2008 and filed on March 16, 2009.
(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 33-45739.
(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 33-85494.
(10)	Incorporated by reference to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 1997 and filed on March 30, 1998.
(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and filed on November 14, 1997.
(12)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, File No. 333-37313.
(13)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005 and filed on March 22, 2006.
(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and filed on April 2, 2001.
(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
(16)	Incorporated by reference to the Registrant’s definitive proxy statement filed May 1, 2001.
(17)	Incorporated by reference to the Registrants Registration Statement on Form S-8, File No. 333-118263.
(18)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(19)	Incorporated by reference to the Registrant’s current report on Form 8-K filed on September 7, 2005.
(20)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(21)	Incorporated by reference to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2009 and filed on March 11, 2010.
(22)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and filed on March 11, 2011.