Form 10-Q
period 2012-03-31
STEMCELLS INC
filed 2012-05-10
CIK 883975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2012

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

    Yes  ☐    No  ☒

At May 8, 2012, there were 25,329,246 shares of Common Stock, $.01 par value, issued and outstanding.

STEMCELLS, INC.

NOTE REGARDING REFERENCES TO US AND OUR COMMON STOCK

Throughout this Form 10-Q, the words “we,” “us,” “our,” and “StemCells” refer to StemCells, Inc., including our directly and indirectly wholly-owned subsidiaries. “Common stock” refers to the common stock, $.01 par value, of StemCells, Inc.

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STEMCELLS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$9,454,753	$13,311,261
Marketable securities, current	2,147,699	3,280,591
Trade receivables	101,650	54,527
Other receivables	218,225	213,500
Prepaid assets	373,175	506,464
Other assets, current	41,078	22,063

Total current assets	12,336,580	17,388,406
Property, plant and equipment, net	1,854,962	2,054,563
Other assets, non-current	1,808,048	1,856,057
Goodwill	1,949,641	1,895,000
Other intangible assets, net	1,994,670	2,011,473

Total assets	$19,943,901	$25,205,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$930,527	$1,066,495
Accrued expenses and other current liabilities	1,952,022	2,970,251
Accrued wind-down expenses, current	1,428,597	1,360,766
Deferred revenue, current	39,371	43,910
Capital lease obligation, current	0	17,979
Deferred rent, current	1,627	2,603
Bonds payable, current	195,000	191,250

Total current liabilities	4,547,144	5,653,254
Bonds payable, non-current	281,250	331,250
Fair value of warrant liability	11,023,307	6,042,315
Deposits and other long-term liabilities	281,807	281,807
Accrued wind-down expenses, non-current	390,723	774,020
Deferred rent, non-current	1,321,174	1,301,167
Deferred revenue, non-current	92,355	96,562

Total liabilities	17,937,760	14,480,375
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.01 par value; 75,000,000 shares authorized; issued and outstanding 23,444,881 at March 31, 2012 and 22,427,955 at December 31, 2011	1,482,945	1,472,776
Additional paid-in capital	343,213,305	341,811,657
Accumulated deficit	(342,829,461)	(332,600,022)
Accumulated other comprehensive income	139,352	40,713

Total stockholders’ equity	2,006,141	10,725,124

Total liabilities and stockholders’ equity	$19,943,901	$25,205,499

See Notes to Condensed Consolidated Financial Statements.

STEMCELLS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2012	2011
Revenue:
Revenue from licensing agreements and grants	$372,677	$72,092
Revenue from product sales	271,359	149,375

Total revenue	644,036	221,467
Cost of product sales	71,959	54,524

Gross profit	572,077	166,943
Operating expenses:
Research and development	3,938,391	5,525,677
Selling, general and administrative	1,924,325	2,075,729
Wind-down expenses	35,155	75,137

Total operating expenses	5,897,871	7,676,543

Loss from operations	(5,325,794)	(7,509,600)
Other income (expense):
Change in fair value of warrant liability	(4,941,177)	1,782,955
Interest income	4,210	1,372
Interest expense	(14,447)	(20,207)
Other income (expense)	47,769	(1,755)

Total other income (expense), net	(4,903,645)	1,762,365

Net loss	$(10,229,439)	$(5,747,235)

Basic and diluted net loss per share*	$(0.45)	$(0.42)
Shares used to compute basic and diluted loss per share*	22,958,498	13,679,913

See Notes to Condensed Consolidated Financial Statements.

*	Adjusted for the 1-for-10 reverse stock split as discussed in Note 1

STEMCELLS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended March 31,
	2012	2011
Net loss	$(10,229,439)	$(5,747,235)
Other comprehensive income (loss)
Foreign currency translation adjustments	95,886	193,330
Unrealized gains on securities	2,753	(16,699)

Other comprehensive income	98,639	176,631

Comprehensive loss	$(10,130,800)	$(5,570,604)

See Notes to Condensed Consolidated Financial Statements.

STEMCELLS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(10,229,439)	$(5,747,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	271,397	305,041
Stock-based compensation	736,545	934,464
Gain on disposal of fixed assets	0	(31)
Change in fair value of warrant liability	4,941,177	(1,782,955)
Changes in operating assets and liabilities:
Other receivables	20,921	(71,021)
Trade receivables	(44,791)	41,473
Prepaid and other current assets	134,673	(5,766)
Other assets, non-current	8,081	3,012
Accounts payable and accrued expenses	(1,163,949)	(1,183,647)
Accrued wind-down expenses	(315,466)	(293,044)
Deferred revenue	(8,859)	(15,921)
Deferred rent	19,031	397,300

Net cash used in operating activities	(5,630,679)	(7,418,330)
Cash flows from investing activities:
Purchase of marketable securities	(2,076,356)	(8,382,861)
Proceeds from the sale and maturity of marketable securities	3,212,000	0
Purchases of property, plant and equipment	(4,300)	(16,637)
Proceeds from sale of property, plant and equipment	0	35,427

Net cash provided by (used in) investing activities	1,131,344	(8,364,071)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	0	9,399,003
Proceeds from the exercise of stock options	0	880
Proceeds from the exercise of warrants, net of issuance costs	728,623	0
Payments related to net share issuance of stock based awards	(13,536)	(197,757)
Repayment of capital lease obligations	(17,979)	(16,333)
Repayment of bonds payable	(46,250)	(42,500)

Net cash provided by financing activities	650,858	9,143,293

Decrease in cash and cash equivalents	(3,848,477)	(6,639,108)
Effects of foreign exchange rate changes on cash	(8,031)	(2,528)
Cash and cash equivalents, beginning of period	13,311,261	19,707,821

Cash and cash equivalents, end of period	$9,454,753	$13,066,185

Supplemental disclosure of cash flow information:
Interest paid	$14,447	$20,207

See Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2012 and 2011

Note 1. Summary of Significant Accounting Policies

Nature of Business

StemCells, Inc., a Delaware corporation, is a biopharmaceutical company that operates in one segment, the research, development, and commercialization of stem cell therapeutics and related technologies.

The accompanying financial data as of and for the three months ended March 31, 2012 and 2011 have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted pursuant to these rules and regulations. The December 31, 2011 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. However, we believe that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

If the estimated fair value of a security is below its carrying value, we evaluate whether we have the intent and ability to retain our investment for a period of time sufficient to allow for any anticipated recovery to the cost of the investment, and whether evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Other-than-temporary declines in estimated fair value of all marketable securities are charged to “Other income (expense), net” in the accompanying condensed consolidated statements of operations. No such impairment was recognized during the three months ended March 31, 2012 or 2011.

Trade and Other Receivables

Our receivables generally consist of interest income on our financial instruments, revenue from licensing agreements and grants, revenue from product sales, and rent from our sub-lease tenants.

Warrant Liability

We account for our warrants in accordance with U.S. GAAP which defines how freestanding contracts that are indexed to and potentially settled in a company’s own stock should be measured and classified. Authoritative accounting guidance prescribes that only warrants issued under contracts that cannot be net-cash settled, and are both indexed to and settled in the Company’s common stock, can be classified as equity. As part of both our November 2008 and November 2009 financings, we issued warrants with five year terms to purchase 1,034,483 and 400,000 shares of our common stock at $23.00 and $15.00 per share, respectively. As part of our December 2011 financing, we issued Series A Warrants with five year terms to purchase 8,000,000 shares at $1.40 per share and Series B Warrants with a ninety trading days term to purchase 8,000,000 units at $1.25 per unit. Each unit underlying the Series B Warrants consisted of one share of our common stock and one Series A Warrant. As the warrant agreements did not meet the specific conditions for equity classification, we are required to classify the fair value of the warrants issued as a liability, with subsequent changes in fair value to be recorded as income (loss) on change in fair value of warrant liability. The fair value of the warrants related to the 2008 and 2009 financing is determined using the Black-Scholes-Merton (Black-Scholes) option pricing model and the fair value of the warrants related to the 2011 financing is determined using the Monte Carlo simulation model (see Note 8, “Warrant Liability”). The fair value is affected by changes in inputs to these models including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. The use of the Monte Carlo simulation model requires input of additional assumptions including the progress of our R&D programs and its affect on potential future financings. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability.

Goodwill and Other Intangible Assets

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

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed based on the weighted average number of shares of common stock and other dilutive securities. To the extent these securities are anti-dilutive; they are excluded from the calculation of diluted earnings per share. Share and per share amounts have been adjusted to reflect the one-for-ten reverse stock split effected in July 2011.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three months ended March 31,
	2012	2011
Net loss	$(10,229,439)	$(5,747,235)
Weighted average shares outstanding used to compute basic and diluted net loss per share	22,958,498	13,679,913
Basic and diluted net loss per share	$(0.45)	$(0.42)

The following outstanding potentially dilutive common stock equivalents were excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive as of March 31:

	2012	2011
Options	872,032	1,050,529
Restricted stock units	1,542,676	427,931
Warrants	17,434,483	1,434,483

Total	19,849,191	2,912,943

Comprehensive Loss

Comprehensive loss is comprised of net losses and other comprehensive loss or income (OCL). OCL includes certain changes in stockholders’ equity that are excluded from net losses. Specifically, we include in OCL changes in unrealized gains and losses on our marketable securities and unrealized gains and losses on foreign currency translations. Accumulated other comprehensive income was $139,352, as of March 31, 2012, and $40,713, as of December 31, 2011.

Recent Accounting Pronouncements

In June 2011, the FASB issued new accounting guidance which eliminates the current option to present other comprehensive income and its components in the statement of changes in equity. However, under the new guidance, comprehensive income and its components must still be presented under one of two new alternatives. Under the first alternative, the components of other comprehensive income and the components of net income may be presented in one continuous statement referred to as the statement of comprehensive income. Under the second alternative, a statement of other comprehensive income would immediately follow the statement of net income and must be shown with equal prominence as the other primary financial statements. Under either alternative, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. For public entities, these new requirements will become effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively to all prior periods presented. These new requirements are applicable to our fiscal year beginning January 1, 2012. We adopted this standard in the first quarter of 2012 with the inclusion of a new separate statement labeled “Condensed Consolidated Statements of Comprehensive Income.”

We have reviewed and considered all recent accounting pronouncements and believe there are none that could potentially have a material impact on our financial condition, results of operations, or disclosures.

Note 2. Financial Instruments

The following table summarizes the fair value of our cash, cash equivalents and available-for-sale marketable securities held in our current investment portfolio:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
March 31, 2012
Cash	$494,733	$0	$0	$494,733
Cash equivalents	8,960,020	0	0	8,960,020
Marketable debt securities, current	2,147,640	59	0	2,147,699

Total cash, cash equivalents, and marketable securities	$11,602,393	$59	0	$11,602,452

December 31, 2011
Cash	$291,093	$0	$0	$291,093
Cash equivalents	13,020,168	0	0	13,020,168
Marketable debt securities, current	3,283,209	0	(2,618)	3,280,591

Total cash, cash equivalents, and marketable securities	$16,594,470	$0	$(2,618)	$16,591,852

Gross unrealized gains and losses on cash equivalents were not significant at March 31, 2012 and December 31, 2011. At March 31, 2012, our investment in money market accounts are composed primarily of U.S. Treasury debt securities, which are classified as cash equivalents in our Consolidated Balance Sheet due to their short maturities. Our investment in short-term marketable debt securities are composed primarily of commercial paper and corporate debt securities.

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

Our cash equivalents, marketable securities and bonds payable are classified within Level 1 or Level 2. This is because our cash equivalents and marketable securities are valued primarily using quoted market prices and our bonds payable are valued using alternative pricing sources and models utilizing market observable inputs. Our warrant liability is valued using pricing models that include the Monte Carlo simulation model. In addition to using observable inputs such as risk-free interest rates that are derived from the yield on U.S. Treasury debt securities, and volatility and price based on our common stock as traded on NASDAQ, the use of the Monte Carlo simulation model requires the input of additional subjective assumptions including the progress of our R&D programs and its affect on potential future financings.

The following table presents financial assets and liabilities measured at fair value:

	Fair Value Measurement at Report Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	As of March 31, 2012
Financial assets
Cash equivalents:
Money market funds	$1,370,103	0	0	$1,370,103
U.S. Treasury debt obligations	7,589,917	0	0	7,589,917
Marketable securities:
Debt securities	2,147,699	0	0	2,147,699

Total financial assets	$11,107,719	$0	$0	$11,107,719

Financial liabilities:
Bond obligation	$0	$476,250	0	$476,250
Warrant liabilities	0	19,183	11,004,124	11,023,307

Total financial liabilities	$0	$495,433	$11,004,124	$11,499,557

Level 3 Reconciliation

The following table presents a roll forward for liabilities measured at fair value using significant unobservable inputs (Level 3) for 2012.

Warrant Liabilities
Balance at December 31, 2011	$6,011,120
Less fair value of warrants exercised	(568,003)

Add fair value of warrants issued	607,818

Add change in fair value of warrants	4,953,189

Balance at March 31, 2012	$11,004,124

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

The purchase price was allocated as follows:

	Allocated purchase Price	Estimated life of intangible assets in years
Net tangible assets	$36,000
Intangible assets:
Customer relationships and developed technology	1,310,000	6 to 9
In-process research and development	1,340,000	N/A
Trade name	310,000	15
Goodwill	2,139,000	N/A

Total	$5,135,000

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

At the time of valuation (April 2009), the technology related to our Transgenic Rat Program was in its nascent stage and we expected to achieve proof of concept by 2012 for our Assay Development Program. These technologies were not expected to begin generating revenue until 2011-2012. In December 2011, in part because of management’s decision to focus on our therapeutic product development programs and not to allocate time and resources to the assays technology, we determined that we could not predict the future cash flows from the intangible IPR&D asset related to the assays technology. Therefore, at December 31, 2011, we determined that the intangible asset was impaired and wrote off the approximately $655,000 carrying value of the asset.

Trade name relates to the “SC Proven” trademark of our cell culture products which we expect to market for 15 years from the date of acquisition, based on which, we estimated a remaining useful life of 15 years from the valuation date.

The following table presents changes in goodwill:

Balance as of December 31, 2011	$1,895,000
Foreign currency translation	54,641

Balance as of March 31, 2012	$1,949,641

The components of our other intangible assets at March 31, 2012 are summarized below:

Other Intangible Asset Class	Net Carrying Amount
Customer relationships and developed technology	$895,331
In-process research and development	541,086
Trade name	275,255
Patents	282,998

Total other intangible assets	$1,994,670

Amortization expense was approximately $92,000 in the first quarter of 2012.

The expected future annual amortization expense for each of the next five years based on current balances of our intangible assets is as follows:

For the year ending December 31:
2012	$259,098
2013	$259,098
2014	$258,887
2015	$258,582
2016	$252,993

Note 5. Stock-Based Compensation

We currently grant stock-based awards under two equity incentive plans. As of March 31, 2012, we had 618,314 shares authorized to be granted under the two plans. Under these plans we may grant various types of equity awards to our employees, directors and consultants, at prices determined by our Board of Directors, including incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, and performance-based shares. Incentive stock options may only be granted to employees under these plans with a grant price not less than the fair market value of the stock on the date of grant. We also use these plans to grant shares to employees for the employer match of employee 401(k) plan contributions. Share numbers and exercise prices have been adjusted for the 1-for-10 reverse stock split effected in July 2011.

Our stock-based compensation expense for the three months ended March 31 was as follows:

	Three months ended March 31,
	2012	2011
Research and development expense	$331,874	$438,042
Selling, general and administrative expense	404,671	496,422

Total employee stock-based compensation expense and effect on net loss	$736,545	$934,464

Effect on basic and diluted net loss per share	$(0.03)	$(0.07)

As of March 31, 2012, we had approximately $4,094,000 of total unrecognized compensation expense related to unvested awards of stock options and restricted stock units granted under our various equity incentive plans that we expect to recognize over a weighted-average vesting period of 2.1 years.

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

A summary of our stock option activity for the three months ended March 31, 2012 is as follows:

	Number of options	Weighted-average exercise price ($)
Balance at December 31, 2011	875,498	20.13
Granted	0	0
Exercised	0	0
Cancelled	(3,466)	22.05

Outstanding options at March 31, 2012	872,032	20.12

A summary of changes in unvested options for the three months ended March 31, 2012 is as follows:

	Number of options	Weighted-average exercise price ($)	Weighted-average grant date fair value ($)
Unvested options at December 31, 2011	152,192	11.76	9.43
Granted	0	0	0
Vested	(18,288)	12.50	10.10
Cancelled	0	0	0

Unvested options at March 31, 2012	133,904	11.66	9.34

The estimated fair value of options vested was approximately $185,000 in the three months ended March 31, 2012.

Restricted Stock Units

We have granted restricted stock units (RSUs) to certain employees and members of the Board of Directors which entitle the holders to receive shares of our common stock upon vesting of the RSUs. The fair value of restricted stock units granted is based upon the market price of the underlying common stock as if it were vested and issued on the date of grant.

A summary of changes in unvested restricted stock units for the three months ended March 31, 2012 is as follows:

	Number of RSUs	Weighted-average grant date fair value ($)
Unvested restricted stock units at December 31, 2011	357,542	10.56
Granted(1)	1,232,000	1.06
Vested	(46,867)	11.24
Cancelled	0	0

Balance unvested at March 31, 2012	1,542,675	2.95

(1)	1,000 of these restricted stock units vest and convert into shares of our common stock after one year from the date of grant. 536,000 of these restricted stock units vest and convert into shares of our common stock over a three year period from the date of grant; one-third of the award will vest on each grant date anniversary following the grant. 695,000 of these restricted stock units will vest and convert into shares of our common stock over a four year period from the date of grant; one-fourth of the award will vest on each grant date anniversary following the grant.

Stock Appreciation Rights

In July 2006, we granted cash-settled Stock Appreciation Rights (SARs) to certain employees that give the holder the right, upon exercise, to the difference between the price per share of our common stock at the time of exercise and the exercise price of the SARs.

The SARs have a maximum term of ten years with an exercise price of $20.00, which is equal to the market price of our common stock at the date of grant. The SARs vest 25% on the first anniversary of the grant date and 75% vest monthly over the remaining three-year service period. All of the outstanding SARs as of March 31, 2012 are fully vested. Compensation expense is based on the fair value of SARs which is calculated using the Black-Scholes option pricing model.

The stock-based compensation expense and liability are re-measured at each reporting date through the earlier of date of settlement or forfeiture of the SARs.

A summary of the changes in SARs for the three months ended March 31, 2012 is as follows:

Number of SARs
Outstanding at December 31, 2011	115,187
Granted	0
Exercised	0
Forfeited and expired	0

Outstanding SARs at March 31, 2012	115,187

SARs exercisable at March 31, 2012	115,187

For the three months ended March 31, 2012, the re-measured liability and expense for the period related to the SARs were not significant. For the same period in 2011, we reduced compensation expense by approximately $189,000.

The compensation expense recognized for the three months ended March 31, 2012 may not be representative of compensation expense for future periods and its resulting effect on net loss and net loss per share attributable to common stockholders, due to changes in the fair value calculation which is dependent on the stock price, volatility, interest and forfeiture rates, additional grants and subsequent periods of vesting. We will continue to recognize compensation cost each period, which will be the change in fair value from the previous period through the earlier date of settlement or forfeiture of the SARs.

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

The summary of the changes to our wind-down reserve related to this facility for 2012 and 2011 were as follows:

	January 1 to March 31, 2012	January 1 to December 31, 2011
Accrued wind-down reserve at beginning of period	$1,683,000	$2,644,000
Less actual expenses recorded against estimated reserve during the period	(300,000)	(1,248,000)
Additional expense recorded to revise estimated reserve at period-end	35,000	287,000

Revised reserve at period-end	1,418,000	1,683,000
Add deferred rent at period-end	401,000	452,000

Total accrued wind-down expenses at period-end (current and non-current)	$1,819,000	$2,135,000

Accrued wind-down expenses, current	$1,428,000	$1,361,000
Accrued wind-down expenses, non-current	391,000	774,000

Total accrued wind-down expenses	$1,819,000	$2,135,000

Note 7. Commitments and Contingencies

Leases

Capital Leases

We entered into direct financing transactions with the State of Rhode Island and received proceeds from the issuance of industrial revenue bonds totaling $5,000,000 to finance the construction of our pilot manufacturing facility in Rhode Island. The related lease agreements are structured such that lease payments fully fund all semiannual interest payments and annual principal payments through maturity in August 2014. The interest rate for the remaining bond series is 9.5%. The bond contains certain restrictive covenants which limit, among other things, the payment of cash dividends and the sale of the related assets. The outstanding principal was approximately $476,000 at March 31, 2012 and $523,000 at December 31, 2011.

Operating Leases

We lease various real properties under operating leases that generally require us to pay taxes, insurance, maintenance, and minimum lease payments. Some of our leases have options to renew.

Operating Leases — California

In September 2010, we entered into a two-year sublease agreement with Caliper Life Sciences, Inc., for approximately 13,200 square feet in a facility located in Mountain View, California. We will pay approximately $695,000 in aggregate as rent over the term of the lease. The lease contains escalating rent payments, which we recognize as operating lease expense on a straight-line basis. Deferred rent was approximately $1,600, as of March 31, 2012, and approximately $2,600, as of December 31, 2011.

In December 2010, we entered into a commercial lease agreement with BMR-Gateway Boulevard LLC (“BMR”), as landlord, for approximately 43,000 square feet of office and research space at BMR’s Pacific Research Center in Newark, California. The initial term of the lease is approximately eleven and one-half years, and we relocated our corporate headquarters and core research activities from a facility located at the Stanford Research Park in Palo Alto, California, to this facility in July 2011. The lease for the Palo Alto facility expired on August 31, 2011. We will pay approximately $17,869,000 in aggregate as rent over the term of the lease, which we recognize as operating lease expense on a straight-line basis. Deferred rent was approximately $1,321,000 as of March 31, 2012, and approximately $1,301,000 as of December 31, 2011. We constructed laboratories, offices and related infrastructure within the leased space during the first several months of the lease. As part of the lease, BMR has agreed to provide various financial allowances so that we can build initial and future laboratories, offices and other improvements, subject to customary terms and conditions relating to landlord-funded tenant improvements. As part of the lease, we have, until January 2013, an option to lease up to an additional 30,000 square feet in the building.

Operating Leases — Rhode Island

We entered into a fifteen-year lease agreement for a scientific and administrative facility (SAF) in Rhode Island in connection with a sale and leaseback arrangement in 1997. The lease term expires June 30, 2013 and includes escalating rent payments which we recognize on a straight-line basis. Deferred rent expense for this facility was approximately $401,000 at March 31, 2012 and $452,000 at December 31, 2011, and is included as part of the wind-down accrual on the accompanying condensed consolidated balance sheets. For the year 2012, we expect to pay approximately $1,172,000 in operating lease payments and estimated operating expenses of approximately $690,000, before receipt of sub-tenant income and we expect to receive, in aggregate, approximately $435,000 in sub-tenant rent and operating expenses. As a result of the above transactions, our estimated cash outlay net of sub-tenant rent for the SAF will be approximately $1,427,000 for 2012.

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

Contingencies

In July 2006, we filed suit against Neuralstem, Inc. in the Federal District Court for the District of Maryland, alleging that Neuralstem’s activities violate claims in four of the patents we exclusively licensed from NeuroSpheres, specifically U.S. Patent No. 6,294,346 (claiming the use of human neural stem cells for drug screening), U.S. Patent No. 7,101,709 (claiming the use of human neural stem cells for screening biological agents), U.S. Patent No. 5,851,832 (claiming methods for proliferating human neural stem cells), and U.S. Patent No. 6,497,872 (claiming methods for transplanting human neural stem cells). In May 2008, we filed a second patent infringement suit against Neuralstem and its two founders, Karl Johe and Richard Garr. In this suit, which we filed in the Federal District Court for the Northern District of California, we allege that Neuralstem’s activities infringe claims in two patents we exclusively license from NeuroSpheres, specifically U.S. Patent No. 7,361,505 (claiming composition of matter of human neural stem cells derived from any source material) and U.S. Patent No. 7,115,418 (claiming methods for proliferating human neural stem cells). In addition, we allege various state law causes of action against Neuralstem arising out of its repeated derogatory statements to the public about our patent portfolio. Also in May 2008, Neuralstem filed suit against us and NeuroSpheres in the Federal District Court for the District of Maryland seeking a declaratory judgment that the ‘505 and ‘418 patents are either invalid or are not infringed by Neuralstem and that Neuralstem has not violated California state law. In August 2008, the California court transferred our lawsuit against Neuralstem to Maryland for resolution on the merits. In July 2009, the Maryland District Court granted our motion to consolidate these two cases with the litigation we initiated against Neuralstem in 2006. Discovery is ongoing in these cases and we anticipate a trial date in 2013.

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

Effective 2008, as part of an indemnification agreement with NeuroSpheres, we are entitled to offset all litigation costs incurred in this patent infringement suit, against amounts that would otherwise be owed to NeuroSpheres under our exclusive license agreements with NeuroSpheres, such as annual maintenance fees, milestones and royalty payments. Under the terms of our license agreements, we are required to make annual payments of $50,000 to NeuroSpheres, and we expect to make these annual payments through the remaining life of the patent which, at December 31, 2010, was approximately 14 years. We have therefore capitalized $700,000 (14 years at $50,000 per year) to offset litigation costs. The amount capitalized is not dependent on the achievement of any milestones or related to any other contingent payments which may become due under the arrangement. We will reduce this asset by $50,000 per year in lieu of the cash payments due to NeuroSpheres. As the $50,000 annual payments are fully creditable against royalties due to NeuroSpheres, we have classified the capitalized amount as prepaid royalties under “Other assets, non-current” on our accompanying Consolidated Balance Sheets. We have concluded that the estimated balance of $650,000, as of March 31, 2012, is a fair estimate and realizable against future milestone and royalty payments to NeuroSpheres, and that litigation costs incurred above this amount will be expensed as incurred. Management will reevaluate this estimate on a quarterly basis based on actual costs and other relevant factors.

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

The assumptions used for the Black-Scholes option pricing model are as follows:

	To Calculate Fair Value of Warrant Liability at
	March 31, 2012	December 31, 2011
Expected life (years)	2.1	2.4
Risk-free interest rate	0.4%	0.3%
Expected volatility	74.2%	74.1%
Expected dividend yield	0%	0%

	At March 31, 2012	At December 31, 2011	Change in Fair Value of Warrant Liability
Fair value of warrant liability	$3,807	$2,224	$1,583

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

The assumptions used for the Black-Scholes option pricing model are as follows:

	To Calculate Fair Value of Warrant Liability at
	March 31, 2012	December 31, 2011
Expected life (years)	3.1	3.3
Risk-free interest rate	0.5%	0.5%
Expected volatility	74.1%	90.8%
Expected dividend yield	0%	0%

	At March 31, 2012	At December 31, 2011	Change in Fair Value of Warrant Liability
Fair value of warrant liability	$15,376	$28,971	$(13,595)

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

In the first quarter of 2012, an aggregate of 900,000 Series B Warrants were exercised. For the exercise of these warrants, we issued 900,000 shares of our common stock and 900,000 Series A Warrants with an exercise price of $1.40 per share and received gross proceeds of approximately $813,000 in the first quarter of 2012 and $313,000 in April 2012.

The assumptions used for the Monte Carlo simulation model to value the Series A and Series B Warrants at March 31, 2012 are as follows:

Risk-free interest rate per year	0.9%
Expected volatility per year	84.2%
Expected dividend yield	0%
Expected life for Series A = 4.7 years and for Series B = 0.09 years

The use of the Monte Carlo simulation model requires the input of additional subjective assumptions including the progress of our R&D programs and its affect on potential future financings.

The following table is a summary of the changes in fair value of warrant liability for the Series A and Series B Warrants for the three-month period ended March 31, 2012:

	Series A		Series B
	Number of Warrants	Fair value $	Number of Warrants	Fair value $
Balance at December 31, 2011	8,000,000	3,790,160	8,000,000	2,220,960
Add Issued	900,000	607,818	0	0
Less exercised	0	0	(900,000)	(568,003)
Changes in fair value at period end	0	1,837,006	0	3,116,183

Balance at March 31, 2012	8,900,000	6,234,984	7,100,000	4,769,140

The following table is a summary of our outstanding warrants and fair value of our warrant liability as of March 31, 2012:

Warrants	Number Outstanding	Exercise Price $	Fair value $
Warrants issued in 2008	1,034,483	23.00	3,807
Warrants issued in 2009	400,000	15.00	15,376
Series A	8,900,000	1.40	6,234,984
Series B	7,100,000	1.25	4,769,140

Total	17,434,483		11,023,307

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

Note 9. Common Stock

In the first quarter of 2012, an aggregate of 900,000 Series B Warrants were exercised and we received gross proceeds of approximately $813,000 in the first quarter of 2012 and $313,000 in April 2012. These warrants were issued as part of our December 2011 financing. For the exercise of these warrants, we issued 900,000 shares of our common stock and 900,000 Series A Warrants. The Series A Warrants have an initial exercise price of $1.40 per share and will expire on the fifth anniversary of the closing date of the initial financing transaction in December 2011.

Note 10. Subsequent Events

In April and May 2012, an additional 1,800,000 Series B Warrants were exercised and we received gross proceeds of $2,250,000. For the exercise of these warrants, we issued 1,800,000 shares of our common stock and 1,800,000 Series A Warrants. The Series A Warrants have an initial exercise price of $1.40 per share and will expire on the fifth anniversary of the closing date of the initial financing transaction in December 2011.

Of the 8,000,000 Series B Warrants issued as part of our December 2011 financing, an aggregate of 2,700,000 were exercised since the financing and the unexercised warrants all expired by their terms on May 2, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act that involve substantial risks and uncertainties. Such statements include, without limitation, all statements as to expectation or belief and statements as to our future results of operations; the progress of our research, product development and clinical programs; the need for, and timing of, additional capital and capital expenditures; partnering prospects; costs of manufacture of products; the protection of, and the need for, additional intellectual property rights; effects of regulations; the need for additional facilities; and potential market opportunities. Our actual results may vary materially from those contained in such forward-looking statements because of risks to which we are subject, including the fact that additional trials will be required to confirm the safety and demonstrate the efficacy of our HuCNS-SC cells for the treatment of Pelizeaus-Merzbacher disease (PMD), spinal cord injury, age-related macular degeneration or any other disease; uncertainty as to whether the U.S. Food and Drug Administration (FDA), Swissmedic, or other regulatory authorities will permit us to proceed with clinical testing of proposed products despite the novel and unproven nature of our technologies; the risk that our clinical trials or studies could be substantially delayed beyond their expected dates or cause us to incur substantial unanticipated costs; uncertainties in our ability to obtain the capital resources needed to continue our current research and development operations and to conduct the research, preclinical development and clinical trials necessary for regulatory approvals; the uncertainty regarding our ability to obtain a corporate partner or partners, if needed, to support the development and commercialization of our potential cell-based therapeutics products; the uncertainty regarding the outcome of our clinical trials or studies we may conduct in the future; the uncertainty regarding the validity and enforceability of our issued patents; the risk that we may not be able to manufacture additional master and working cell banks when needed; the uncertainty whether any products that may be generated in our cell-based therapeutics programs will prove clinically safe and effective; the uncertainty whether we will achieve significant revenue from product sales or become profitable; uncertainties regarding our obligations with respect to our former facilities in Rhode Island; obsolescence of our technologies; competition from third parties; intellectual property rights of third parties; litigation risks; and other risks to which we are subject. All forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth in “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2011.

Overview

The Company

We are engaged in researching, developing, and commercializing stem cell therapeutics and enabling tools and technologies for stem cell-based research and drug discovery and development. Our research and development (R&D) programs are primarily focused on identifying and developing potential cell-based therapeutics which can either restore or support organ function. In particular, since we relocated our corporate headquarters to California in 1999, our R&D efforts have been directed at refining our methods for identifying, isolating, culturing, and purifying the human neural stem cell and developing this cell as potential cell-based therapeutics for the central nervous system (CNS). In our CNS Program, our HuCNS-SC® product candidate (purified human neural stem cells) is currently in clinical development for several indications— Pelizeaus-Merzbacher Disease (PMD), which is a myelination disorder in the brain, chronic spinal cord injury and dry age-related macular degeneration (AMD). In February 2012, we completed our four-patient Phase I clinical trial in PMD. Results from this trial were reported in March 2012 and showed preliminary evidence of durable and progressive donor-derived myelination in all four patients. In addition, there were measurable gains in neurological and/or motor function in three of the four patients, with the fourth patient clinically stable. We are conducting a Phase I/II clinical trial in Switzerland for the treatment of chronic spinal cord injury. This trial was authorized by Swissmedic and we completed the enrollment and dosing of the first patient cohort of this trial in December 2011. In January 2012, we received authorization from the FDA to conduct a Phase I/II clinical trial in dry AMD, and we expect to initiate this trial later in 2012. We previously completed a Phase I clinical trial in infantile and late infantile neuronal ceroid lipofuscinosis (NCL), and the data from that trial showed that our HuCNS-SC cells were well tolerated and non-tumorigenic, and that there was evidence of engraftment and long-term survival of the transplanted HuCNS-SC cells. In October 2011, we formed a wholly-owned subsidiary to focus on both the therapeutic and research tool applications of our human liver engrafting cells (hLEC) technologies and to serve as an investment vehicle for those interested in a “pure play” liver cell company. For a brief description of our significant therapeutic research and development programs see Overview “Research and Development Programs” in the Business Section of Part I, Item 1 of our Form 10-K for the year ended December 31, 2011.

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

We have not derived any revenue or cash flows from the sale or commercialization of any products except for license revenue for certain of our patented technologies and sales of cell culture products for use in research. As a result, we have incurred annual operating losses since inception and expect to incur substantial operating losses in the future. Therefore, we are dependent upon external financing from equity and debt offerings and revenue from collaborative research arrangements with corporate sponsors to finance our operations. We have no such collaborative research arrangements at this time and there can be no assurance that such financing or partnering revenue will be available when needed or on terms acceptable to us.

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

The research markets served by our tools and technologies products are highly competitive, complex and dynamic. Technological advances and scientific discoveries have accelerated the pace of change in biological research, and stem cell technologies have been evolving particularly fast. We compete mainly by focusing on specialty media and antibody reagent products and cell-based assays, which are custom designed for use in stem cell-based research, where we believe our expertise, intellectual property and reputation give us competitive advantage. We believe that, in this particular market niche, our products and technologies offer customers specific advantages over those offered by our competitors. We compete by offering innovative, quality-controlled products, consistently made and designed to produce reproducible results. We continue to make investments in research and development, quality management, quality improvement, and product innovation. We cannot assure you that we will have sufficient resources to continue to make such investments. For the three month period ended March 31, 2012, we generated revenues from the sale of specialty cell culture products of approximately $271,000. We can give no assurances that we will be able to continue to generate such revenues in the future.

Significant Events

In January 2012, we published preclinical data demonstrating that our proprietary HuCNS-SC cells protect host photoreceptors and preserve vision in a well-established animal model of retinal disease. Moreover, the number of cone photoreceptors, which are responsible for central vision, remained constant over an extended period. The preclinical results are highly relevant to human disorders of vision loss, the most notable of which is dry AMD. The data was featured as the cover article in the international peer-reviewed European Journal of Neuroscience.

In January 2012, the FDA authorized the initiation of a Phase I/II clinical trial of our proprietary HuCNS-SC cells in dry AMD, the most common form of AMD. AMD is the leading cause of vision loss and blindness in people over 55 years of age, and approximately 30 million people worldwide are afflicted with the disease. There are no approved treatments for dry AMD.

In March 2012, a summary of the results of our Phase I PMD trial were reported at the European Leukodystrophy Association Families/Scientists Meeting held in Paris, France. Data from the trial provided preliminary evidence of durable and progressive donor-derived myelination in all four patients enrolled and transplanted with our HuCNS-SC cells. In addition, there were measurable gains in neurological and/or motor function in three of the four patients.

In March 2012, we entered into a license agreement under which we granted genOway a worldwide, exclusive license to our Internal Ribosome Entry Site (IRES) technology for use in the development and commercialization of genetically engineered mice. We received an upfront license fee and could receive royalties on product sales.

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

We review our valuation assumptions at each grant date and, as a result, our assumptions in future periods may change. As of March 31, 2012, we expect to recognize approximately $4,094,000 of compensation expense related to unvested stock-based awards over a weighted-average period of 2.1 years. See also Note 5, “Stock-Based Compensation,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

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

Management forms its best estimate on a quarterly basis, after considering actual sublease activity, reports from our broker/realtor about current and predicted real estate market conditions in Rhode Island, the likelihood of new subleases in the foreseeable future for the specific facility and significant changes in the actual or projected operating expenses of the property. We discount the projected net outflow over the term of the leasehold to arrive at the present value, and adjust the reserve to that figure. The estimated vacancy rate for the facility is an important assumption in determining the reserve because changes in this assumption have the greatest effect on estimated sublease income. In addition, the vacancy rate estimate is the variable most subject to change, while at the same time it involves the greatest judgment and uncertainty due to the absence of highly predictive information concerning the future of the local economy and future demand for specialized laboratory and office space in that area. The average vacancy rate of the facility over the last nine years (2003 through 2011) was approximately 73%, varying from 62% to 89%. As of March 31, 2012, based on current information available to management, the vacancy rate is projected to be approximately 69% from 2012 through the end of the lease. These estimates are based on actual occupancy as of March 31, 2012, predicted lead time for acquiring new subtenants, historical vacancy rates for the area, and assessments by our broker/realtor of future real estate market conditions. Due to the short time remaining on the lease period, the reserve assumes no additional tenants from 2012 to the end of the lease. If the assumed operating expenses for the remainder of the lease had been 5% higher or lower at March 31, 2012, then the reserve would have increased or decreased by approximately $41,000. Management does not wait for specific events to change its estimate, but instead uses its best efforts to anticipate them on a quarterly basis. See Note 6 “Wind-Down Expenses,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

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

Warrant Liability

We account for our warrants in accordance with U.S. GAAP which defines how freestanding contracts that are indexed to and potentially settled in a company’s own stock should be measured and classified. Authoritative accounting guidance prescribes that only warrants issued under contracts that cannot be net-cash settled, and are both indexed to and settled in the Company’s common stock, can be classified as equity. As part of both our November 2008 and November 2009 financings, we issued warrants with five year terms to purchase 1,034,483 and 400,000 shares of our common stock at $23.00 and $15.00 per share, respectively. As part of our December 2011 financing, we issued Series A Warrants with five year terms to purchase 8,000,000 shares at $1.40 per share and Series B Warrants with a ninety trading days term to purchase 8,000,000 units at $1.25 per unit. Each unit underlying the Series B Warrants consisted of one share of our common stock and one Series A warrant. As the warrant agreements did not meet the specific conditions for equity classification, we are required to classify the fair value of the warrants issued as a liability, with subsequent changes in fair value to be recorded as income (loss) on change in fair value of warrant liability. The fair value of the warrants related to the 2008 and 2009 financing is determined using the Black-Scholes-Merton (Black-Scholes) option pricing model and the fair value of the warrants related to the 2011 financing is determined using the Monte Carlo simulation model (see Note 8, “Warrant

Liability”). The fair value is affected by changes in inputs to these models including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. The use of the Monte Carlo simulation model requires input of additional assumptions including the progress of our R&D programs and its affect on potential future financings. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability.

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

Results of Operations

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future due to the occurrence of material recurring and nonrecurring events, including without limitation the receipt and payment of recurring and nonrecurring licensing payments, the initiation or termination of clinical studies, research collaborations and development programs for both cell-based therapeutic products and research tools, unpredictable or unanticipated manufacturing and supply costs, unanticipated capital expenditures necessary to support our business, expenses arising out of the integration of the acquired SCS operations, developments in on-going patent prosecution and litigation, the on-going expenses to lease and maintain our Rhode Island facilities, and the costs associated with operating our California and Cambridge, U.K. facilities.

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

Revenue and Cost of Product Sales

Revenue for the three month period ended March 31, 2012, as compared with the same period in 2011, is summarized in the table below:

	Three months ended, March 31		Change in 2012 versus 2011
	2012	2011	$	%
Revenue:
Licensing agreements and grants	$372,677	$72,092	$300,585	417%
Product sales	271,359	149,375	121,984	82%

Total revenue	644,036	221,467	422,569	191%
Cost of product sales	71,959	54,524	17,435	32%

Gross profit	$572,077	$166,943	$405,134	243%

First quarter ended March 31, 2012 versus first quarter ended March 31, 2011. Total revenue in the first quarter of 2012 was approximately $644,000, which was 191% higher than total revenue of approximately $221,000 in the first quarter of 2011. In the first quarter of 2012, revenue from product sales was approximately $271,000, which was 82% higher, compared to the same period in 2011. This increase was primarily attributable to increased unit volumes in our SC Proven line of media and reagents. Licensing and grant revenue in the first quarter of 2012 totaled approximately $373,000, compared to approximately $72,000 in 2011. This increase which was primarily attributable to licensing fees from a license agreement with genOway, under which we granted genOway a worldwide, exclusive license to our IRES technology for use in the development and commercialization of genetically engineered mice.

Operating Expenses

Operating expenses for the three month period ended March 31, 2012, as compared with the same period in 2011, is summarized in the table below:

	Three months ended, March 31		Change in 2012 versus 2011
	2012	2011	$	%
Operating expenses:
Research & development	$3,938,391	$5,525,677	$(1,587,286)	(29)%
Selling, general & administrative	1,924,325	2,075,729	(151,404)	(7)%
Wind-down expenses	35,155	75,137	(39,982)	(53)%

Total operating expenses	$5,897,871	$7,676,543	$(1,778,672)	(23)%

Research and Development Expenses

Our R&D expenses consist primarily of salaries and related personnel expenses, costs associated with clinical trials and regulatory submissions, costs associated with preclinical activities such as toxicology studies, costs associated with cell processing and process development, certain patent-related costs such as licensing, facilities related costs such as depreciation, lab equipment and supplies. Clinical trial expenses include payments to vendors such as clinical research organizations, contract manufacturers, clinical trial sites, laboratories for testing clinical samples and consultants. Cumulative R&D costs incurred since we refocused our activities on developing cell-based therapeutics (fiscal years 2000 through the three months ended March 31, 2012) were approximately $156 million. Over this period, the majority of these cumulative costs were related to: (i) characterization of our proprietary HuCNS-SC cells, (ii) expenditures for toxicology and other preclinical studies, preparation and submission of applications to regulatory agencies to conduct clinical trials and obtaining regulatory clearance to initiate such trials, all with respect to our HuCNS-SC cells, (iii) preclinical studies and development of our human liver engrafting cells, (iv) costs associated with cell processing and process development, and (v) costs associated with our clinical studies.

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

First quarter ended March 31, 2012 versus first quarter ended March 31, 2011. R&D expenses totaled approximately $3,938,000 in the first quarter of 2012 compared with $5,526,000 in the first quarter of 2011. The decrease of 29%, or approximately $1,587,000, in 2012 compared to 2011, was primarily attributable to (i) a decrease of approximately $469,000 in personnel expenses due to the reduction in workforce effected in May 2011, (ii) a decrease of approximately $112,000 in operating expenses at our U.K. operations as we consolidated our activities at the site, (iii) a decrease in facilities expense of approximately $425,000 attributable to the relocation of our corporate headquarters and core research activities in July 2011; the first quarter of 2011 includes facilities expense from the previous lease which expired on August 31, 2011, (iv) a decrease of approximately $278,000 in clinical study and external services; the first quarter of 2011 includes higher clinical study expenses for our Phase I clinical trial in PMD, which was completed in February 2012, as well as higher expenses for preclinical development for our AMD IND, which was approved in January 2012, and (v) a decrease in other operating expenses of approximately $303,000.

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

First quarter ended March 31, 2012 versus first quarter ended March 31, 2011. SG&A expenses totaled approximately $1,924,000 in the first quarter of 2012 compared with approximately $2,076,000 in the first quarter of 2011. The decrease of approximately $151,000, or 7%, in 2012 compared to 2011, was primarily attributable to (i) a decrease of approximately $91,000 in personnel expenses primarily due to the reduction in workforce effected in May 2011, and (ii) a decrease of approximately $60,000 in other operating expenses.

Wind-down Expenses

	Three months ended, March 31		Change in 2012 versus 2011
	2012	2011	$	%
Wind-down expenses	$35,155	$75,137	$39,982	53%

Rhode Island

In 1999, in connection with exiting our former research facility in Rhode Island, we created a reserve for the estimated lease payments and operating expenses related to it. The reserve has been re-evaluated and adjusted based on assumptions relevant to real estate market conditions and the estimated time until we could either fully sublease, assign or sell our remaining interests in the property. The reserve was approximately $2,135,000 at December 31, 2011. Payments net of subtenant income of approximately $300,000 for the first quarter of 2012 were recorded against this reserve. We re-evaluated the estimate at March 31, 2012 and adjusted the reserve to approximately $1,819,000 by recording additional wind-down expenses of approximately $35,000. For the same period in 2011, payments recorded against the reserve were approximately $317,000. To adjust the reserve at March 31, 2011, we recorded additional wind-down expenses of approximately $75,000. Expenses for this facility will fluctuate based on changes in tenant occupancy rates and other operating expenses related to the lease. Even though it is our intent to sublease, assign, sell, or otherwise divest ourselves of our interests in the facility at the earliest possible time, we cannot determine with certainty a fixed date by which such events will occur. In light of this uncertainty, based on estimates, we will periodically re-evaluate and adjust the reserve, as necessary. See Note 6 “Wind-down expenses,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

Other Income (Expense)

Other expense totaled approximately $4,904,000 in the first quarter of 2012 compared with other income of $1,762,000 in the same period of 2011.

	Three months ended, March 31		Change in 2012 versus 2011
	2012	2011	$	%
Other income (expense):
Change in fair value of warrant liability	$(4,941,177)	$1,782,955	$(6,724,132)	(377)%
Interest income	4,210	1,372	2,838	207%
Interest expense	(14,447)	(20,207)	5,760	(29)%
Other expense, net	47,769	(1,755)	49,524	*

Total other income (expense)	$(4,903,645)	$1,762,365	$(6,666,010)	(378)%

*	Calculation not meaningful

Change in Fair Value of Warrant Liability

We record changes in fair value of warrant liability as income or loss in our Consolidated Statements of Operations. We have warrants outstanding which were issued as part of several transactions since 2008 and have classified all these warrants as a liability. The fair value of the outstanding warrants is determined using various option pricing models, such as the Black-Scholes-Merton (Black-Scholes) option pricing model and the Monte Carlo simulation model, and is affected by changes in inputs to the various models, including our stock price, expected stock price volatility, the contractual term and the risk-free interest rate. The use of the Monte Carlo simulation model requires input of additional subjective assumptions including the progress of our R&D programs and its affect on potential future financings. The fair value of the warrant liability will be revalued at the end of each reporting period. See Note 8 “Warrant Liability” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

Interest Income

Interest income in the three-month period ended March 31, 2012 and 2011 were not significant due to low average yields.

Interest Expense

Interest expense decreased by approximately $6,000 or 29%, in the first quarter of 2012 when compared to the same period in 2011. Interest expense is primarily for outstanding debt and capital lease balances. See Note 7 “Commitment and Contingencies,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

Other income (expense), net

Other income includes approximately $63,000 of R&D tax credits due to our wholly-owned subsidiary Stem Cell Sciences (U.K.) Ltd. The above income was offset by other expenses of approximately $15,000, primarily related to state franchise taxes. Other expense for the similar period in 2011 was primarily state franchise taxes.

Liquidity and Capital Resources

Since our inception, we have financed our operations through the sale of common and preferred stock, the issuance of long-term debt and capitalized lease obligations, revenue from collaborative agreements, research grants, license fees, and interest income.

	March 31, 2012	December 31, 2011	Change
			$	%
Cash and cash equivalents	$9,454,753	$13,311,261	$(3,856,508)	(29)%

In summary, our cash flows were:

	Three months ended March 31,		Change in 2012 versus 2011
	2012	2011	$	%
Net cash used in operating activities	$(5,630,679)	$(7,418,330)	$(1,787,651)	(24)%
Net cash provided by (used in) investing activities	$1,131,344	$(8,364,071)	$9,495,415	114%
Net cash provided by financing activities	$650,858	$9,143,293	$(8,492,435)	(93)%

Net Cash Used in Operating Activities

Net cash used in operating activities in the three-month period ended March 31, 2012 decreased by approximately $1,788,000, or 24%, when compared to the same period of 2011. Cash used in operating activities is primarily driven by our net loss as adjusted for non-cash charges and differences in the timing of operating cash flows.

Net Cash Used in Investing Activities

Net cash provided by investing activities increased approximately $9,495,000, or 114%, from 2011 to 2012.The increase was primarily attributable to the net maturities of short-term marketable debt securities of approximately $1,136,000 in the three-month period ended March 31, 2012 as compared to net purchases of marketable debt securities of approximately $8,383,000 for the same period in 2011. This increase was partially offset by an increase in net capital expenditures which were not significant for both periods.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the three-month period ended March 31, 2012 decreased by approximately $8,492,000, or 93%, compared to the same period in 2011. In the first quarter of 2012, an aggregate of 900,000 Series B warrants were exercised. These warrants were issued as part of our December 2011 financing. For the exercise of these warrants, we issued 900,000 shares of our common stock and 900,000 Series A Warrants with an exercise price of $1.40 per share and received gross proceeds of approximately $813,000 in the first quarter of 2012 and $313,000 in April 2012. For the similar period in 2011, we raised gross proceeds of $10,000,000 through the sale of 1,000,000 shares of our common stock to selected institutional investors at a price of $10.00 per share. We received net proceeds, after deducting offering expenses and fees, of approximately $9,400,000.

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

We intend to pursue opportunities to obtain additional financing in the future through equity and debt financings, grants and collaborative research arrangements. In November 2010, we filed with the SEC, and the SEC declared effective, a universal shelf registration statement which permits us to issue up to $100 million worth of registered debt and equity securities. As of April 30, 2012, we had approximately $46 million under this universal shelf registration statement available for issuing debt or equity securities. Under this effective shelf registration, we have the flexibility to issue registered securities, from time to time, in one or more separate offerings or other transactions with the size, price and terms to be determined at the time of issuance. Registered securities issued using this shelf may be used to raise additional capital to fund our working capital and other corporate needs, for future acquisitions of assets, programs or businesses, and for other corporate purposes.

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

Operating Leases — California

In September 2010, we entered into a two-year sublease agreement with Caliper Life Sciences, Inc., for approximately 13,200 square feet in a facility located in Mountain View, California. We will pay approximately $695,000 in aggregate as rent over the term of the lease. The lease contains escalating rent payments, which we recognize as operating lease expense on a straight-line basis. Deferred rent was approximately $1,600 as of March 31, 2012, and approximately $2,600 as of December 31, 2011.

In December 2010, we entered into a commercial lease agreement with BMR-Gateway Boulevard LLC (“BMR”), as landlord, for approximately 43,000 square feet of office and research space at BMR’s Pacific Research Center in Newark, California. The initial term of the lease is approximately eleven and one-half years, and we relocated our corporate headquarters and core research activities from a facility located at the Stanford Research Park in Palo Alto, California, to this facility in July 2011. The lease for the Palo Alto facility expired on August 31, 2011. We will pay approximately $17,869,000 in aggregate as rent over the term of the lease, which we recognize as operating lease expense on a straight-line basis. Deferred rent was approximately $1,321,000 as of March 31, 2012, and approximately $1,301,000 as of December 31, 2011. We constructed laboratories, offices and related infrastructure within the leased space during the first several months of the lease. As part of the lease, BMR has agreed to provide various financial allowances so that we can build initial and future laboratories, offices and other improvements, subject to customary terms and conditions relating to landlord-funded tenant improvements. As part of the lease, we have, until January 2013, an option to lease up to an additional 30,000 square feet in the building.

Operating Leases — Rhode Island

We entered into a fifteen-year lease agreement for a scientific and administrative facility (SAF) in Rhode Island in connection with a sale and leaseback arrangement in 1997. The lease term expires June 30, 2013 and includes escalating rent payments which we recognize on a straight-line basis. Deferred rent expense for this facility was approximately $401,000 at March 31, 2012 and $452,000 at December 31, 2011, and is included as part of the wind-down accrual on the accompanying condensed consolidated balance sheets. For the year 2012, we expect to pay approximately $1,172,000 in operating lease payments and estimated operating expenses of approximately $690,000, before receipt of sub-tenant income and we expect to receive, in aggregate, approximately $435,000 in sub-tenant rent and operating expenses. As a result of the above transactions, our estimated cash outlay net of sub-tenant rent for the SAF will be approximately $1,427,000 for 2012. .

Operating Leases — United Kingdom

In January 2011, we amended the existing lease agreements of our wholly-owned subsidiary, Stem Cell Sciences (U.K.) Ltd, effectively reducing our leased space from approximately 5,000 square feet to approximately 1,900 square feet of office and lab space. We expect to pay approximately 40,000 GBP as rental payments for 2011. StemCells, Inc. is the guarantor of Stem Cell Sciences (U.K.) Ltd’s obligations under the existing lease.

With the exception of the leases discussed above, we have not entered into any off balance sheet financial arrangements and have not established any special purpose entities. We have not guaranteed any debts or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations

In the table below, we set forth our legally binding and enforceable contractual cash obligations at March 31, 2012:

	Total Obligations at March 31, 2012	Payable in (April to December) 2012	Payable in 2013	Payable in 2014	Payable in 2015	Payable in 2016	Payable in 2017 and Beyond
Operating lease payments(1)	$18,991,525	$2,141,876	$2,210,850	$1,529,890	$1,581,352	$1,627,668	$9,899,889
Bonds Payable (principal & interest)(2)	554,685	180,240	237,593	136,852	0	0	0

Total contractual cash obligations	$19,546,210	$2,322,116	$2,448,443	$1,666,742	$1,581,352	$1,627,668	$9,899,889

(1)	Operating lease payments exclude space-sharing and sub-lease income (see “Off-Balance Sheet Arrangements — Operating Leases” above for further information), but include rent payments for our Rhode Island facility that are included as part of our “Accrued wind-down expenses” in our condensed consolidated financial statements. See Note 6, “Wind-down expenses” and Note 7, “Commitments and Contingencies” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.
(2)	See Note 7, “Commitments and Contingencies” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

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

We periodically enter into licensing agreements with third parties to obtain exclusive or non-exclusive licenses for certain technologies. The terms of certain of these agreements require us to pay future milestone payments based upon achievement of certain developmental, regulatory or commercial milestones. We do not anticipate making any milestone payments under any of our licensing agreements for 2012. Milestone payments beyond fiscal year 2012 cannot be predicted or estimated, due to the uncertainty of achieving the required developmental, regulatory or commercial milestones.

We do not have any material unconditional purchase obligations or commercial commitments related to capital expenditures, clinical development, clinical manufacturing, or other external services contracts at March 31, 2012.

Recent Accounting Pronouncements

In June 2011, the FASB issued new accounting guidance which eliminates the current option to present other comprehensive income and its components in the statement of changes in equity. However, under the new guidance, comprehensive income and its components must still be presented under one of two new alternatives. Under the first alternative, the components of other comprehensive income and the components of net income may be presented in one continuous statement referred to as the statement of comprehensive income. Under the second alternative, a statement of other comprehensive income would immediately follow the statement of net income and must be shown with equal prominence as the other primary financial statements. Under either alternative, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. For public entities, these new requirements will become effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively to all prior periods presented. It is applicable to our fiscal year beginning January 1, 2012. We adopted this standard in the first quarter of 2012 with the inclusion of a new separate statement labeled “Condensed Consolidated Statements of Comprehensive Income”.

We have reviewed and considered all recent accounting pronouncements and believe there are none that could potentially have a material impact on our financial condition, results of operations, or disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks at March 31, 2012 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2011 on file with the U.S. Securities and Exchange Commission.

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

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In July 2006, we filed suit against Neuralstem, Inc. in the Federal District Court for the District of Maryland, alleging that Neuralstem’s activities violate claims in four of the patents we exclusively licensed from NeuroSpheres, specifically U.S. Patent No. 6,294,346 (claiming the use of human neural stem cells for drug screening), U.S. Patent No. 7,101,709 (claiming the use of human neural stem cells for screening biological agents), U.S. Patent No. 5,851,832 (claiming methods for proliferating human neural stem cells), and U.S. Patent No. 6,497,872 (claiming methods for transplanting human neural stem cells). In May 2008, we filed a second patent infringement suit against Neuralstem and its two founders, Karl Johe and Richard Garr. In this suit, which we filed in the Federal District Court for the Northern District of California, we allege that Neuralstem’s activities infringe claims in two patents we exclusively license from NeuroSpheres, specifically U.S. Patent No. 7,361,505 (claiming composition of matter of human neural stem cells derived from any source material) and U.S. Patent No. 7,115,418 (claiming methods for proliferating human neural stem cells). In addition, we allege various state law causes of action against Neuralstem arising out of its repeated derogatory statements to the public about our patent portfolio. Also in May 2008, Neuralstem filed suit against us and NeuroSpheres in the Federal District Court for the District of Maryland seeking a declaratory judgment that the ‘505 and ‘418 patents are either invalid or are not infringed by Neuralstem and that Neuralstem has not violated California state law. In August 2008, the California court transferred our lawsuit against Neuralstem to Maryland for resolution on the merits. In July 2009, the Maryland District Court granted our motion to consolidate these two cases with the litigation we initiated against Neuralstem in 2006. Discovery is ongoing in these cases and we anticipate a trial date in 2013.

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

ITEM 1A. RISK FACTORS

There have been no material change from the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 31.1 —	Certification of Martin McGlynn under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 —	Certification of Rodney K. B. Young under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 —	Certification of Martin McGlynn Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 —	Certification of Rodney K. B. Young Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.1 —	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. (****)

****	Pursuant to Rule 406T of Regulation S-T, the XBRL files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEMCELLS, INC.
(name of Registrant)

May 10, 2012

/s/ Rodney K. B. Young
Rodney K. B. Young
Chief Financial Officer

Exhibit Index

Exhibit 31.1 —	Certification of Martin McGlynn under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 —	Certification of Rodney K. B. Young under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 —	Certification of Martin McGlynn Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 —	Certification of Rodney K. B. Young Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.1 —	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.(****)

****	Pursuant to Rule 406T of Regulation S-T, the XBRL files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.