Form 10-Q
period 2012-06-30
STEMCELLS INC
filed 2012-08-08
CIK 883975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2012

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

At August 6, 2012, there were 30,410,399 shares of Common Stock, $.01 par value, issued and outstanding.

STEMCELLS, INC.

NOTE REGARDING REFERENCES TO US AND OUR COMMON STOCK

Throughout this Form 10-Q, the words “we,” “us,” “our,” and “StemCells” refer to StemCells, Inc., including our directly and indirectly wholly-owned subsidiaries. “Common stock” refers to the common stock, $.01 par value, of StemCells, Inc.

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STEMCELLS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$7,203,428	$13,311,261
Marketable securities, current	1,699,814	3,280,591
Trade receivables	120,858	54,527
Other receivables	191,159	213,500
Prepaid assets	403,673	506,464
Other assets, current	790,308	22,063

Total current assets	10,409,240	17,388,406
Property, plant and equipment, net	1,683,142	2,054,563
Other assets, non-current	1,050,550	1,856,057
Goodwill	1,913,173	1,895,000
Other intangible assets, net	1,897,395	2,011,473

Total assets	$16,953,500	$25,205,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$758,968	$1,066,495
Accrued expenses and other current liabilities	1,793,824	2,970,251
Accrued wind-down expenses, current	1,497,741	1,360,766
Deferred revenue, current	27,272	43,910
Capital lease obligation, current	—	17,979
Deferred rent, current	651	2,603
Bonds payable, current	198,750	191,250

Total current liabilities	4,277,206	5,653,254
Bonds payable, non-current	231,250	331,250
Fair value of warrant liability	5,396,170	6,042,315
Deposits and other long-term liabilities	246,437	281,807
Accrued wind-down expenses, non-current	—	774,020
Deferred rent, non-current	1,349,615	1,301,167
Deferred revenue, non-current	88,149	96,562

Total liabilities	11,588,827	14,480,375
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.01 par value; 75,000,000 shares authorized; issued and outstanding 25,377,631 at June 30, 2012 and 22,427,955 at December 31, 2011	1,502,272	1,472,776
Additional paid-in capital	345,787,856	341,811,657
Accumulated deficit	(341,995,939)	(332,600,022)
Accumulated other comprehensive income	70,484	40,713

Total stockholders’ equity	5,364,673	10,725,124

Total liabilities and stockholders’ equity	$16,953,500	$25,205,499

See Notes to Condensed Consolidated Financial Statements.

STEMCELLS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenue:
Revenue from licensing agreements and grants	$38,085	$49,257	$410,762	$121,349
Revenue from product sales	210,749	184,840	482,108	334,215

Total revenue	248,834	234,097	892,870	455,564
Cost of product sales	64,277	52,365	136,236	106,889

Gross profit	184,557	181,732	756,634	348,675
Operating expenses:
Research and development	3,749,066	5,053,834	7,687,457	10,579,511
Selling, general and administrative	1,775,342	2,103,262	3,699,667	4,178,991
Wind-down expenses	9,902	114,918	45,057	190,055

Total operating expenses	5,534,310	7,272,014	11,432,181	14,948,557

Loss from operations	(5,349,753)	(7,090,282)	(10,675,547)	(14,599,882)
Other income (expense):
Change in fair value of warrant liability	6,205,957	3,020,228	1,264,780	4,803,183
Realized gain on sale of marketable securities	—	83,750	—	83,750
Interest income	2,811	6,446	7,021	7,818
Interest expense	(14,175)	(19,793)	(28,622)	(40,000)
Other income (expense)	(11,318)	(35,542)	36,451	(37,297)

Total other income, net	6,183,275	3,055,089	1,279,630	4,817,454

Net income (loss)	$833,522	$(4,035,193)	$(9,395,917)	$(9,782,428)

Basic and diluted net income (loss) per share	$0.03	$(0.29)	$(0.39)	$(0.71)
Weighted average number of common shares outstanding, basic and diluted	24,806,769	13,802,372	23,882,634	13,741,481

See Notes to Condensed Consolidated Financial Statements.

STEMCELLS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income (loss)	$833,522	$(4,035,193)	$(9,395,917)	$(9,782,428)
Other comprehensive income (loss)
Foreign currency translation adjustments	(68,738)	(101,793)	27,148	(118,492)
Unrealized gains (losses) on marketable securities	(130)	6,704	2,623	200,034

Other comprehensive income (loss)	(68,868)	(95,089)	29,771	81,542

Comprehensive income (loss)	$764,654	$(4,130,282)	$(9,366,146)	$(9,700,886)

See Notes to Condensed Consolidated Financial Statements.

STEMCELLS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(9,395,917)	$(9,782,428)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	521,142	612,233
Stock-based compensation	1,459,990	1,948,727
Gain on sale of marketable securities	—	(83,750)
Loss on disposal of fixed assets	—	32,093
Change in fair value of warrant liability	(1,264,780)	(4,803,183)
Changes in operating assets and liabilities:
Other receivables	46,425	(281,680)
Trade receivables	(64,672)	42,834
Prepaid and other current assets	103,666	(77,282)
Other assets, non-current	15,581	3,187
Accounts payable and accrued expenses	(1,520,862)	(896,382)
Accrued wind-down expenses	(637,045)	(530,553)
Deferred revenue	(25,075)	(30,807)
Deferred rent	46,495	716,024

Net cash used in operating activities	(10,715,052)	(13,130,967)
Cash flows from investing activities:
Purchase of marketable securities	(2,078,600)	(9,725,332)
Proceeds from the sale and maturity of marketable securities	3,662,000	758,206
Purchases of property, plant and equipment	(17,481)	(116,582)
Proceeds from sale of property, plant and equipment	—	42,427

Net cash provided by (used in) investing activities	1,565,919	(9,041,281)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	9,524,758
Proceeds from the exercise of stock options	—	2,386
Proceeds from the exercise of warrants, net of issuance costs	3,194,202	—
Payments related to net share issuance of stock based awards	(29,865)	(394,096)
Repayment of capital lease obligations	(17,979)	(33,078)
Repayment of bonds payable	(92,500)	(85,000)

Net cash provided by financing activities	3,053,858	9,014,970

Decrease in cash and cash equivalents	(6,095,275)	(13,157,278)
Effects of foreign exchange rate changes on cash	(12,558)	(16,898)
Cash and cash equivalents, beginning of period	13,311,261	19,707,821

Cash and cash equivalents, end of period	$7,203,428	$6,533,645

Supplemental disclosure of cash flow information:
Interest paid	$28,622	$40,000

See Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2012 and 2011

Note 1. Summary of Significant Accounting Policies

Nature of Business

StemCells, Inc., a Delaware corporation, is a biopharmaceutical company that operates in one segment, the research, development, and commercialization of stem cell therapeutics and related technologies.

The accompanying financial data as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted pursuant to these rules and regulations. The December 31, 2011 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. However, we believe that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

If the estimated fair value of a security is below its carrying value, we evaluate whether we have the intent and ability to retain our investment for a period of time sufficient to allow for any anticipated recovery to the cost of the investment, and whether evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Other-than-temporary declines in estimated fair value of all marketable securities are charged to “Other income (expense), net” in the accompanying condensed consolidated statements of operations. No such impairment was recognized during the three and six months ended June 30, 2012 or 2011.

Trade and Other Receivables

Our receivables generally consist of interest income on our financial instruments, revenue from licensing agreements and grants, revenue from product sales, and rent from our sub-lease tenants.

Warrant Liability

We account for our warrants in accordance with U.S. GAAP which defines how freestanding contracts that are indexed to and potentially settled in a company’s own stock should be measured and classified. Authoritative accounting guidance prescribes that only warrants issued under contracts that cannot be net-cash settled, and are both indexed to and settled in the Company’s common stock, can be classified as equity. As part of both our November 2008 and November 2009 financings, we issued warrants with five year terms to purchase 1,034,483 and 400,000 shares of our common stock at $23.00 and $15.00 per share, respectively. As part of our December 2011 financing, we issued Series A Warrants with a five year term to purchase 8,000,000 shares at $1.40 per share and Series B Warrants with a ninety trading day term to purchase 8,000,000 units at $1.25 per unit. Each unit underlying the Series B Warrants consisted of one share of our common stock and one Series A Warrant. In the first and second quarter of 2012, an aggregate of 2,700,000 Series B Warrants were exercised. For the exercise of these warrants, we issued 2,700,000 shares of our common stock and 2,700,000 Series A Warrants with an exercise price of $1.40 per share. The remaining unexercised 5,300,000 Series B Warrants expired by their terms on May 2, 2012. As terms of the warrants issued in 2008 and 2009, as well as the Series A and Series B warrants, do not meet the specific conditions for equity classification, we are required to classify the fair value of these warrants as a liability, with subsequent changes in fair value to be recorded as income (loss) on change in fair value of warrant liability. The fair value of the warrants issued in the 2008 and 2009 financings is determined using the Black-Scholes-Merton (Black-Scholes) option pricing model and the fair value of the Series A and Series B Warrants is determined using the Monte Carlo simulation model (see Note 8, “Warrant Liability”). The fair value is affected by changes in inputs to these models including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. The use of the Monte Carlo simulation model requires input of additional assumptions including the progress of our R&D programs and its affect on potential future financings. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability.

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

Prior to fiscal year 2001, we capitalized certain patent costs, which are being amortized over the estimated life of the patent and would be expensed at the time such patents are deemed to have no continuing value. Since 2001, all patent costs are expensed as incurred. License costs are capitalized and amortized over the estimated life of the related license agreement.

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

Per Share Data

Basic net income or loss per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted net income or loss per share is computed based on the weighted average number of shares of common stock and other dilutive securities. To the extent these securities are anti-dilutive, they are excluded from the calculation of diluted earnings per share.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income or loss per share computations:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income (loss)	$833,522	$(4,035,193)	$(9,395,917)	$(9,782,428)
Weighted average shares outstanding used to compute basic and diluted net income or loss per share	24,806,769	13,802,372	23,882,634	13,741,481
Basic and diluted net income (loss) per share	$0.03	$(0.29)	$(0.39)	$(0.71)

The following outstanding potentially dilutive common stock equivalents were excluded from the computation of diluted net income or loss per share because the effect would have been anti-dilutive as of June 30:

	2012	2011
Options	854,958	996,463
Restricted stock units	1,513,400	341,874
Warrants	12,134,483	1,434,483

Total	14,502,841	2,772,820

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income or loss and other comprehensive income or loss (OCL). OCL includes certain changes in stockholders’ equity that are excluded from net income or loss. Specifically, we include in OCL changes in unrealized gains and losses on our marketable securities and unrealized gains and losses on foreign currency translations. Accumulated other comprehensive income was $70,484, as of June 30, 2012, and $40,713, as of December 31, 2011.

Note 2. Financial Instruments

The following table summarizes the fair value of our cash, cash equivalents and available-for-sale marketable securities held in our current investment portfolio:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
June 30, 2012
Cash	$192,843	$—	$—	$192,843
Cash equivalents	7,010,586	—	—	7,010,586
Marketable debt securities, current	1,699,885	—	(71)	1,699,814

Total cash, cash equivalents, and marketable securities	$8,903,314	$—	$(71)	$8,903,243

December 31, 2011
Cash	$291,093	$—	$—	$291,093
Cash equivalents	13,020,168	—	—	13,020,168
Marketable debt securities, current	3,283,209	—	(2,618)	3,280,591

Total cash, cash equivalents, and marketable securities	$16,594,470	$—	$(2,618)	$16,591,852

Gross unrealized gains and losses on cash equivalents were not significant at June 30, 2012 and December 31, 2011. At June 30, 2012, our investment in money market accounts are composed primarily of U.S. Treasury debt securities, which are classified as cash equivalents in our Consolidated Balance Sheet due to their short maturities. Our investment in short-term marketable debt securities are composed primarily of commercial paper and corporate debt securities.

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

The fair value hierarchy also requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Our cash equivalents are classified within Level 1 because they are valued primarily using quoted market prices.

Our bonds payable, marketable debt securities, and liability for warrants issued in our 2008 and 2009 financing, are classified within Level 2 as they are valued using alternative pricing sources and models utilizing market observable inputs.

Our liability for warrants issued in our 2011 financing classified within Level 3 is valued using the Monte Carlo simulation model. Significant Level 3 inputs used to calculate the fair value of warrant liability include our stock price on the valuation date, expected volatility of our common stock as traded on NASDAQ, and risk-free interest rates that are derived from the yield on U.S. Treasury debt securities. In addition to using the afore mentioned observable inputs, the use of the Monte Carlo simulation model requires the input of additional subjective assumptions including management’s assumptions regarding the likelihood of a re-pricing of these warrants pursuant to anti-dilution provisions and the progress of our R&D programs and its affect on potential future financings.

The following table presents financial assets and liabilities measured at fair value:

	Fair Value Measurement at Report Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	As of June 30, 2012
Financial assets
Cash equivalents:
Money market funds	$470,600	$—	$—	$470,600
U.S. Treasury debt obligations	6,539,986	—	—	6,539,986
Marketable securities:
Debt securities	—	1,699,814	—	1,699,814

Total financial assets	$7,010,586	$1,699,814	$—	$8,710,400

Financial liabilities:
Bond obligation	$—	$430,000	$—	$430,000
Warrant liabilities	—	6,152	5,390,018	5,396,170

Total financial liabilities	$—	$436,152	$5,390,018	$5,826,170

Level 2 Reconciliation

The following table presents a roll forward for financial assets and liabilities measured at fair value using significant other observable inputs (Level 2) for 2012.

	Level 2 Beginning Balance 12/31/11 $	Transfers to Level 1 $	Change included in earnings $	Settled $	Level 2 Ending Balance 06/30/12 $
Marketable debt securities	3,280,591	(1,580,777)	—	—	1,699,814
Bond obligation	522,500	—	—	92,500	430,000
Warrant liabilities	31,195	—	(25,043)	—	6,152

Transfers from Level 2 to Level 1 are maturities of short term marketable debt securities into cash and cash equivalents.

Level 3 Reconciliation

The following table presents a roll forward for liabilities measured at fair value using significant unobservable inputs (Level 3) for 2012.

Warrant Liabilities
Balance at December 31, 2011	$6,011,120
Less fair value of warrants exercised	(1,095,801)
Less fair value of warrants expired	(3,560,063)
Add fair value of warrants issued	1,714,436
Add change in fair value of warrants	2,320,326

Balance at June 30, 2012	$5,390,018

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

The following table presents changes in goodwill:

Balance as of December 31, 2011	$1,895,000
Foreign currency translation	18,173

Balance as of June 30, 2012	$1,913,173

The components of our other intangible assets at June 30, 2012 are summarized below:

Other Intangible Asset Class	Net Carrying Amount
Customer relationships and developed technology	$832,900
In-process research and development	530,965
Trade name	264,484
Patents	269,046

Total other intangible assets	$1,897,395

Amortization expense was approximately $66,000 in the second quarter of 2012.

The expected future annual amortization expense for each of the next five years based on current balances of our intangible assets is as follows:

For the year ending December 31:
2012	$261,048
2013	$261,048
2014	$260,837
2015	$260,532
2016	$254,942

Note 5. Stock-Based Compensation

We currently grant stock-based awards under two equity incentive plans. As of June 30, 2012, we had 503,342 shares authorized to be granted under the two plans. Under these plans we may grant various types of equity awards to our employees, directors and consultants, at prices determined by our Board of Directors, including incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, and performance-based shares. Incentive stock options may only be granted to employees under these plans with a grant price not less than the fair market value of the stock on the date of grant. We also use these plans to grant shares to employees for the employer match of employee 401(k) plan contributions.

Our stock-based compensation expense for the three and six months ended June 30 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Research and development expense	$320,303	$522,958	$652,177	$961,001
Selling, general and administrative expense	403,142	491,305	807,813	987,726

Total employee stock-based compensation	$723,445	$1,014,263	$1,459,990	$1,948,727

Effect on basic and diluted net income (loss) per share	$(0.03)	$(0.07)	$(0.06)	$(0.14)

As of June 30, 2012, we had approximately $3,394,000 of total unrecognized compensation expense related to unvested awards of stock options and restricted stock units granted under our various equity incentive plans that we expect to recognize over a weighted-average vesting period of 2.0 years.

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

A summary of our stock option activity for the three months ended June 30, 2012 is as follows:

	Number of options	Weighted-average exercise price ($)
Balance at March 31, 2012	872,032	20.12
Granted	—	—
Exercised	—	—
Cancelled	(17,074)	13.22

Outstanding options at June 30, 2012	854,958	20.26

A summary of changes in unvested options for the three months ended June 30, 2012 is as follows:

	Number of options	Weighted-average exercise price ($)	Weighted-average grant date fair value ($)
Unvested options at March 31, 2012	133,904	11.66	9.34
Granted	—	—	—
Vested	(18,079)	12.13	9.79
Cancelled	(11,832)	11.96	9.12

Unvested options at June 30, 2012	103,993	11.54	9.28

The estimated fair value of options vested was approximately $177,000 in the three months ended June 30, 2012.

Restricted Stock Units

We have granted restricted stock units (RSUs) to certain employees and members of the Board of Directors which entitle the holders to receive shares of our common stock upon vesting of the RSUs. The fair value of restricted stock units granted is based upon the market price of the underlying common stock as if it were vested and issued on the date of grant.

A summary of changes in unvested restricted stock units for the three months ended June 30, 2012 is as follows:

	Number of RSUs	Weighted-average grant date fair value ($)
Unvested restricted stock units at March 31, 2012	1,542,675	2.95
Granted(1)	54,000	0.82
Vested	(118,862)	11.45
Cancelled	(10,280)	12.17

Balance unvested at June 30, 2012	1,467,533	2.12

(1)	34,000 of these restricted stock units vest and convert into shares of our common stock after one year from the date of grant. 20,000 of these restricted stock units will vest and convert into shares of our common stock over a four year period from the date of grant; one-fourth of the award will vest on each grant date anniversary following the grant.

Stock Appreciation Rights

In July 2006, we granted cash-settled Stock Appreciation Rights (SARs) to certain employees that give the holder the right, upon exercise, to the difference between the price per share of our common stock at the time of exercise and the exercise price of the SARs.

The SARs have a maximum term of ten years with an exercise price of $20.00, which is equal to the market price of our common stock at the date of grant. The SARs vest 25% on the first anniversary of the grant date and 75% vest monthly over the remaining three-year service period. All of the outstanding SARs as of June 30, 2012 are fully vested. Compensation expense is based on the fair value of SARs which is calculated using the Black-Scholes option pricing model.

The stock-based compensation expense and liability are re-measured at each reporting date through the earlier of date of settlement or forfeiture of the SARs.

A summary of the changes in SARs for the three months ended June 30, 2012 is as follows:

Number of SARs
Outstanding at March 31, 2012	115,187
Granted	—
Exercised	—
Forfeited and expired	—

Outstanding SARs at June 30, 2012	115,187

SARs exercisable at June 30, 2012	115,187

For the three months ended June 30, 2012, the re-measured liability and expense for the period related to the SARs were not significant. For the same period in 2011, we reduced compensation expense by approximately $71,000.

The compensation expense recognized for the three months ended June 30, 2012 may not be representative of compensation expense for future periods and its resulting effect on net loss and net loss per share attributable to common stockholders, due to changes in the fair value calculation which is dependent on the stock price, volatility, interest and forfeiture rates, additional grants and subsequent periods of vesting. We will continue to recognize compensation cost each period, which will be the change in fair value from the previous period through the earlier date of settlement or forfeiture of the SARs.

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

The summary of the changes to our wind-down reserve related to this facility for 2012 and 2011 were as follows:

	January 1 to March 31, 2012	April 1 to June 30, 2012	January 1 to June 30, 2012	January 1 to December 31, 2011
Accrued wind-down reserve at beginning of period	$1,683,000	$1,418,000	$1,683,000	$2,644,000
Less actual expenses recorded against estimated reserve during the period	(300,000)	(280,000)	(580,000)	(1,248,000)
Additional expense recorded to revise estimated reserve at period-end	35,000	10,000	45,000	287,000

Revised reserve at period-end	1,418,000	1,148,000	1,148,000	1,683,000
Add deferred rent at period-end	401,000	350,000	350,000	452,000

Total accrued wind-down expenses at period-end (current and non-current)	$1,819,000	$1,498,000	$1,498,000	$2,135,000

Accrued wind-down expenses, current	$1,428,000	$1,498,000	$1,498,000	$1,361,000
Accrued wind-down expenses, non-current	391,000	—	—	774,000

Total accrued wind-down expenses	$1,819,000	$1,498,000	$1,498,000	$2,135,000

Note 7. Commitments and Contingencies

Leases

Capital Leases

We entered into direct financing transactions with the State of Rhode Island and received proceeds from the issuance of industrial revenue bonds totaling $5,000,000 to finance the construction of our pilot manufacturing facility in Rhode Island. The related lease agreements are structured such that lease payments fully fund all semiannual interest payments and annual principal payments through maturity in August 2014. The interest rate for the remaining bond series is 9.5%. The bond contains certain restrictive covenants which limit, among other things, the payment of cash dividends and the sale of the related assets. The outstanding principal was approximately $430,000 at June 30, 2012 and $523,000 at December 31, 2011.

Operating Leases

We lease various real properties under operating leases that generally require us to pay taxes, insurance, maintenance, and minimum lease payments. Some of our leases have options to renew.

Operating Leases — California

In September 2010, we entered into a two-year sublease agreement with Caliper Life Sciences, Inc., for approximately 13,200 square feet in a facility located in Mountain View, California. In June 2012, the sublease term was extended to September 30, 2013. We will pay approximately $1,081,000 in aggregate as rent over the term of the lease. The lease contains escalating rent payments, which we recognize as operating lease expense on a straight-line basis. Deferred rent was approximately $1,600, as of June 30, 2012, and approximately $2,600, as of December 31, 2011.

In December 2010, we entered into a commercial lease agreement with BMR-Gateway Boulevard LLC (“BMR”), as landlord, for approximately 43,000 square feet of office and research space at BMR’s Pacific Research Center in Newark, California. The initial term of the lease is approximately eleven and one-half years, and we relocated our corporate headquarters and core research activities from a facility located at the Stanford Research Park in Palo Alto, California, to this facility in July 2011. The lease for the Palo Alto facility expired on August 31, 2011. We will pay approximately $17,869,000 in aggregate as rent over the term of the lease, which we recognize as operating lease expense on a straight-line basis. Deferred rent was approximately $1,350,000 as of June 30, 2012, and approximately $1,301,000 as of December 31, 2011. We constructed laboratories, offices and related infrastructure within the leased space during the first several months of the lease. As part of the lease, BMR has agreed to provide various financial allowances so that we can build initial and future laboratories, offices and other improvements, subject to customary terms and conditions relating to landlord-funded tenant improvements. As part of the lease, we have, until January 2013, an option to lease up to an additional 30,000 square feet in the building.

Operating Leases — Rhode Island

We entered into a fifteen-year lease agreement for a scientific and administrative facility (SAF) in Rhode Island in connection with a sale and leaseback arrangement in 1997. The lease term expires June 30, 2013 and includes escalating rent payments which we recognize on a straight-line basis. Deferred rent expense for this facility was approximately $350,000 at June 30, 2012 and $452,000 at

December 31, 2011, and is included as part of the wind-down accrual on the accompanying condensed consolidated balance sheets. For the year 2012, we expect to pay approximately $1,172,000 in operating lease payments and estimated operating expenses of approximately $690,000, before receipt of sub-tenant income and we expect to receive, in aggregate, approximately $439,000 in sub-tenant rent and operating expenses. As a result of the above transactions, our estimated cash outlay net of sub-tenant rent for the SAF will be approximately $1,423,000 for 2012.

Operating Leases — United Kingdom

In January 2011, we amended the existing lease agreements of our wholly-owned subsidiary, Stem Cell Sciences (U.K.) Ltd, effectively reducing our leased space from approximately 5,000 square feet to approximately 1,900 square feet of office and lab space. The lease by its terms was extended to September 30, 2013. We expect to pay approximately 61,000 GBP as rental payments for 2012. StemCells, Inc. is the guarantor of Stem Cell Sciences (U.K.) Ltd’s obligations under the existing lease.

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

Effective 2008, as part of an indemnification agreement with NeuroSpheres, we are entitled to offset all litigation costs incurred in this patent infringement suit, against amounts that would otherwise be owed to NeuroSpheres under our exclusive license agreements with NeuroSpheres, such as annual maintenance fees, milestones and royalty payments. Under the terms of our license agreements, we are required to make annual payments of $50,000 to NeuroSpheres, and we expect to make these annual payments through the remaining life of the patent which, at December 31, 2010, was approximately 14 years. We have therefore capitalized $700,000 (14 years at $50,000 per year) to offset litigation costs. The amount capitalized is not dependent on the achievement of any milestones or related to any other contingent payments which may become due under the arrangement. We will reduce this asset by $50,000 per year in lieu of the cash payments due to NeuroSpheres. As the $50,000 annual payments are fully creditable against royalties due to NeuroSpheres, we have classified the capitalized amount as prepaid royalties under “Other assets, non-current” on our accompanying Consolidated Balance Sheets. We have concluded that the estimated balance of $650,000, as of June 30, 2012, is a fair estimate and realizable against future milestone and royalty payments to NeuroSpheres, and that litigation costs incurred above this amount will be expensed as incurred. Management will reevaluate this estimate on a quarterly basis based on actual costs and other relevant factors.

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

The assumptions used for the Black-Scholes option pricing model are as follows:

	To Calculate Fair Value of Warrant Liability at
	June 30, 2012	December 31, 2011
Expected life (years)	1.9	2.4
Risk-free interest rate	0.3%	0.3%
Expected volatility	81.0%	74.1%
Expected dividend yield	0%	0%

	At June 30, 2012	At December 31, 2011	Change in Fair Value of Warrant Liability
Fair value of liability for warrants issued in 2008	$1,552	$2,224	$(672)

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

The assumptions used for the Black-Scholes option pricing model are as follows:

	To Calculate Fair Value of Warrant Liability at
	June 30, 2012	December 31, 2011
Expected life (years)	2.8	3.3
Risk-free interest rate	0.4%	0.5%
Expected volatility	73.5%	90.8%
Expected dividend yield	0%	0%

	At June 30, 2012	At December 31, 2011	Change in Fair Value of Warrant Liability
Fair value of liability for warrants issued in 2009	$4,600	$28,971	$(24,371)

In December 2011, we raised gross proceeds of $10,000,000 through a public offering of 8,000,000 units and 8,000,000 Series B Warrants. The combination of units and Series B Warrants were sold at a public offering price of $1.25 per unit. Each Series B Warrant gave the holder the right to purchase one unit at an exercise price of $1.25 per unit and was exercisable until May 2, 2012, the 90th trading day after the date of issuance. Each unit consists of one share of our common stock and one Series A Warrant. Each Series A Warrant gives the holder the right to purchase one share of our common stock at an initial exercise price of $1.40 per share. The Series A Warrants are immediately exercisable upon issuance and will expire on the fifth anniversary of the closing date of the initial financing transaction in December 2011. The shares were offered under our shelf registration statement previously filed with previously filed with, and declared effective by, the SEC.

In the first and second quarter of 2012, an aggregate of 2,700,000 Series B Warrants were exercised. For the exercise of these warrants, we issued 2,700,000 shares of our common stock and 2,700,000 Series A Warrants with an initial exercise price of $1.40 per share and received gross proceeds of $3,375,000. The remaining unexercised 5,300,000 Series B Warrants expired by their terms on May 2, 2012.

The assumptions used for the Monte Carlo simulation model to value the Series A Warrants at June 30, 2012 are as follows:

Risk-free interest rate per year	0.6%
Expected volatility per year	86.6%
Expected dividend yield	0%
Expected life in years	4.5

The use of the Monte Carlo simulation model requires the input of additional subjective assumptions including the progress of our R&D programs and its affect on potential future financings.

The following table is a summary of the changes in fair value of warrant liability for the Series A and Series B Warrants for the three-month period ended June 30, 2012:

	Series A		Series B
	Number of Warrants	Fair value $	Number of Warrants	Fair value $
Balance at March 31, 2012	8,900,000	$6,234,984	7,100,000	$4,769,140
Add Issued	1,800,000	1,106,618	—	—
Less exercised	—	—	(1,800,000)	(527,799)
Less expired	—	—	(5,300,000)	(3,560,063)
Changes in fair value	—	(1,951,584)	—	(681,278)

Balance at June 30, 2012	10,700,000	$5,390,018	—	$—

The following table is a summary of our outstanding warrants and fair value of our warrant liability as of June 30, 2012:

Warrants	Number Outstanding	Exercise Price $	Fair value $
Warrants issued in 2008	1,034,483	23.00	1,552
Warrants issued in 2009	400,000	15.00	4,600
Series A Warrants	10,700,000	1.40	5,390,018

Total	12,134,483		5,396,170

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

Note 9. Common Stock

In the second quarter of 2012, an aggregate of 1,800,000 Series B Warrants were exercised and we received gross proceeds of $2,250,000. The remaining unexercised 5,300,000 Series B Warrants expired by their terms on May 2, 2012. These warrants were issued as part of our December 2011 financing. For the exercise of these warrants, we issued 1,800,000 shares of our common stock and 1,800,000 Series A Warrants. The Series A Warrants have an initial exercise price of $1.40 per share and will expire on the fifth anniversary of the closing date of the initial financing transaction in December 2011.

Note 10. Subsequent Events

Subsequent to the end of the second quarter, 691,000 Series A Warrants were exercised at an exercise price of $1.40 per share. We received gross proceeds of $967,400 and we issued 691,000 shares of our common stock. These warrants were issued as part of our December 2011 financing.

In July 2012, we sold a total of 4,207,361 shares of our common stock under a sales agreement entered into in June 2009 at an average price per share of $2.06 for gross proceeds of approximately $8,657,000. The sales agent is paid compensation equal to 3% of gross proceeds pursuant to the terms of the agreement. The shares were offered under our shelf registration statement previously filed with, and declared effective by, the SEC.

In July 2012, the California Institute for Regenerative Medicine (CIRM) approved an award to us and our collaborators for up to $20 million under CIRM’s Disease Team Therapy Development Award program (RFA 10-05). The award is to fund preclinical development of our HuCNS-SC product candidate as a potential treatment for cervical spinal cord injury. The award will provide funding over a maximum four-year period, with the goal of filing an investigational new drug (IND) application in that time. Funding to for-profit companies under RFA 10-05 will be structured as loans, in accordance with mutually agreed upon terms and conditions and CIRM regulations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act that involve substantial risks and uncertainties. Such statements include, without limitation, all statements as to expectation or belief and statements as to our future results of operations; the progress of our research, product development and clinical programs; the need for, and timing of, additional capital and capital expenditures; partnering prospects; costs of manufacture of products; the protection of, and the need for, additional intellectual property rights; effects of regulations; the need for additional facilities; and potential market opportunities. Our actual results may vary materially from those contained in such forward-looking statements because of risks to which we are subject, including the fact that additional trials will be required to confirm the safety and demonstrate the efficacy of our HuCNS-SC cells for the treatment of any disease or disorder; uncertainty as to whether the U.S. Food and Drug Administration (FDA), Swissmedic, or other regulatory authorities will permit us to proceed with clinical testing of proposed products despite the novel and unproven nature of our technologies; the risk that our clinical trials or studies could be substantially delayed beyond their expected dates or cause us to incur substantial unanticipated costs; uncertainties in our ability to obtain the capital resources needed to continue our current research and development operations and to conduct the research, preclinical development and clinical trials necessary for regulatory approvals; the uncertainty regarding our ability to obtain a corporate partner or partners, if needed, to support the development and commercialization of our potential cell-based therapeutics products; the uncertainty regarding the outcome of our clinical trials or studies we may conduct in the future; the uncertainty regarding the validity and enforceability of our issued patents; the risk that we may not be able to manufacture additional master and working cell banks when needed; the uncertainty whether any products that may be generated in our cell-based therapeutics programs will prove clinically safe and effective; the uncertainty whether we will achieve significant revenue from product sales or become profitable; uncertainties regarding our obligations with respect to our former facilities in Rhode Island; obsolescence of our technologies; competition from third parties; intellectual property rights of third parties; litigation risks; and other risks to which we are subject. All forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth in “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2011.

Overview

The Company

We are engaged in researching, developing, and commercializing stem cell therapeutics and enabling tools and technologies for stem cell-based research and drug discovery and development. Our research and development (R&D) programs are primarily focused on identifying and developing potential cell-based therapeutics which can either restore or support organ function. In particular, since we relocated our corporate headquarters to California in 1999, our R&D efforts have been directed at refining our methods for identifying, isolating, culturing, and purifying the human neural stem cell and developing this cell as potential cell-based therapeutics for the central nervous system (CNS). In our CNS Program, our HuCNS-SC® product candidate (purified human neural stem cells) is currently in clinical development for several indications— Pelizeaus-Merzbacher Disease (PMD), which is a myelination disorder in the brain, chronic spinal cord injury and dry age-related macular degeneration (AMD). In February 2012, we completed our four-patient Phase I clinical trial in PMD. Results from this trial were reported in March 2012 and showed preliminary evidence of durable and progressive donor-derived myelination in all four patients. In addition, there were measurable gains in neurological and/or motor function in three of the four patients, with the fourth patient clinically stable. We are conducting a Phase I/II clinical trial in Switzerland for the treatment of chronic spinal cord injury. This trial was authorized by Swissmedic and we completed the enrollment and dosing of the first patient cohort of this trial in December 2011. In January 2012, we received authorization from the FDA to conduct a Phase I/II clinical trial in dry AMD, and we initiated this trial in June 2012. We previously completed a Phase I clinical trial in infantile and late infantile neuronal ceroid lipofuscinosis (NCL), and the data from that trial showed that our HuCNS-SC cells were well tolerated and non-tumorigenic, and that there was evidence of engraftment and long-term survival of the transplanted HuCNS-SC cells. In October 2011, we formed a wholly-owned subsidiary to focus on both the therapeutic and research tool applications of our human liver engrafting cells (hLEC) technologies and to serve as an investment vehicle for those interested in a “pure play” liver cell company. In July 2012, the California Institute for Regenerative Medicine (CIRM) approved an award to us and our collaborators for up to a $20 million over a maximum four-year period. The award is to fund preclinical development of our’ proprietary HuCNS-SC cells as a potential treatment for cervical spinal cord injury, with the goal of filing an investigational new drug (IND) application in that time. For a brief description of our significant therapeutic research and development programs see Overview “Research and Development Programs” in the Business Section of Part I, Item 1 of our Form 10-K for the year ended December 31, 2011.

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

The research markets served by our tools and technologies products are highly competitive, complex and dynamic. Technological advances and scientific discoveries have accelerated the pace of change in biological research, and stem cell technologies have been evolving particularly fast. We compete mainly by focusing on specialty media and antibody reagent products and cell-based assays, which are custom designed for use in stem cell-based research, where we believe our expertise, intellectual property and reputation give us competitive advantage. We believe that, in this particular market niche, our products and technologies offer customers specific advantages over those offered by our competitors. We compete by offering innovative, quality-controlled products, consistently made and designed to produce reproducible results. We continue to make investments in research and development, quality management, quality improvement, and product innovation. We cannot assure you that we will have sufficient resources to continue to make such investments. For the three month period ended June 30, 2012, we generated revenues from the sale of specialty cell culture products of approximately $211,000. We can give no assurances that we will be able to continue to generate such revenues in the future.

Significant Events

In April 2012, we presented preliminary evidence of progressive and durable donor-cell derived myelination in all four patients who underwent transplantation with our proprietary HuCNS-SC cells in our Phase I clinical trial for Pelizaeus-Merzbacher disease (PMD), a rare hypo-myelination disorder in children. In addition, clinical assessment revealed small but measureable gains in motor and/or cognitive function in three of the four patients; the fourth patient remained clinically stable. The study was conducted by researchers at the University of California, San Francisco (UCSF). A summary of the trial results were presented at the 2012 European Leukodystrophy Association (ELA) Families/Scientists Meeting in Paris. The findings have been submitted for publication in a peer-reviewed scientific journal.

In May 2012, we presented data from the first interim safety review of our Phase I/II spinal cord injury clinical trial, which indicated that the surgery, immunosuppression and the HuCNS-SC cell transplants have been well-tolerated. The trial, which was designed to evaluate the safety and preliminary efficacy of our proprietary HuCNS-SC cells, represents the first time that neural stem cells have been transplanted as a potential therapeutic agent for spinal cord injury. A summary of the data was presented at the Interdependence 2012 Global SCI Conference, which was held in Vancouver, Canada in May 2012.

In June 2012, we initiated our Phase I/II clinical trial of our proprietary HuCNS-SC cells in dry age-related macular degeneration (AMD). The trial is being conducted at the Retina Foundation of the Southwest’s (RFSW) Anderson Vision Research Center in Dallas, Texas.

In July 2012, we presented preclinical data demonstrating that our proprietary human neural stem cells restored memory and enhanced synaptic function in two animal models relevant to Alzheimer’s disease. The data was presented at the Alzheimer’s Association International Conference 2012 in Vancouver, Canada

In July 2012, CIRM approved an award to us and our collaborators for up to a $20 million under their Disease Team Therapy Development Award program (RFA 10-05). The award is to fund preclinical development of our’ proprietary HuCNS-SC product candidate (purified human neural stem cells) as a potential treatment for cervical spinal cord injury. The award will provide funding over a maximum four-year period, with the goal of filing an IND application to begin clinical testing in that time. CIRM deferred a decision on our separate Alzheimer’s disease application and referred the application back to its Grants Working Group for further consideration. CIRM is expected to review the application again at the next meeting of its governing board currently scheduled in September 2012.

In July 2012, the Japan Patent Office granted us Patent Number 5007003, titled “Enriched Central Nervous System Stem Cell and Progenitor Cell Populations, and Methods for Identifying, Isolating and Enriching for Such Populations.” The patent broadly covers the prospective isolation and enrichment of neural stem and progenitor cells using antibody selection, as well as the use of these cells to treat disorders of the central nervous system. Some of the more noteworthy claims in this patent include methods for isolating human neural stem cells, as well as compositions of matter comprising enriched neural stem cells, such as our proprietary HuCNS-SC cells, and the use of enriched neural stem cells as a medicament for the treatment of neurodegenerative diseases, acute brain injury and dysfunction of the central nervous system. The term of this patent extends into 2020.

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

Stock-Based Compensation

U.S. GAAP requires us to recognize expense related to the fair value of our stock-based payment awards, including employee stock options and restricted stock units. Under the provisions of U.S. GAAP, the fair value of our employee stock-based payment awards is estimated at the date of grant using the Black-Scholes-Merton (Black-Scholes) option-pricing model and is recognized as expense ratably over the requisite service period. The Black-Scholes option-pricing model requires the use of certain assumptions, the most significant of which are our estimates of the expected volatility of the market price of our stock and the expected term of the award. Our estimate of the expected volatility is based on historical volatility. The expected term represents our estimated period during which our stock-based awards remain outstanding. We estimate the expected term based on historical experience of similar awards, giving consideration to the contractual terms of the awards, vesting requirements, and expectation of future employee behavior, including post-vesting terminations.

We review our valuation assumptions at each grant date and, as a result, our assumptions in future periods may change. As of June 30, 2012, we expect to recognize approximately $3,394,000 of compensation expense related to unvested stock-based awards over a weighted-average period of 2.0 years. See also Note 5, “Stock-Based Compensation,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

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

Management forms its best estimate on a quarterly basis, after considering actual sublease activity, reports from our broker/realtor about current and predicted real estate market conditions in Rhode Island, the likelihood of new subleases in the foreseeable future for the specific facility and significant changes in the actual or projected operating expenses of the property. We discount the projected net outflow over the term of the leasehold to arrive at the present value, and adjust the reserve to that figure. The estimated vacancy rate for the facility is an important assumption in determining the reserve because changes in this assumption have the greatest effect on estimated sublease income. In addition, the vacancy rate estimate is the variable most subject to change, while at the same time it involves the greatest judgment and uncertainty due to the absence of highly predictive information concerning the future of the local economy and future demand for specialized laboratory and office space in that area. The average vacancy rate of the facility over the last nine years (2003 through 2011) was approximately 73%, varying from 62% to 89%. As of June 30, 2012, based on current information available to management, the vacancy rate is projected to be approximately 69% from 2012 through the end of the lease. These estimates are based on actual occupancy as of June 30, 2012, predicted lead time for acquiring new subtenants, historical vacancy rates for the area, and assessments by our broker/realtor of future real estate market conditions. Due to the short time remaining on the lease period, the reserve assumes no additional tenants from 2012 to the end of the lease. If the assumed operating expenses for the remainder of the lease had been 5% higher or lower at June 30, 2012, then the reserve would have increased or decreased by approximately $33,000. Management does not wait for specific events to change its estimate, but instead uses its best efforts to anticipate them on a quarterly basis. See Note 6 “Wind-Down Expenses,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

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

Warrant Liability

We account for our warrants in accordance with U.S. GAAP which defines how freestanding contracts that are indexed to and potentially settled in a company’s own stock should be measured and classified. Authoritative accounting guidance prescribes that only warrants issued under contracts that cannot be net-cash settled, and are both indexed to and settled in the Company’s common stock, can be classified as equity. As part of both our November 2008 and November 2009 financings, we issued warrants with five year terms to purchase 1,034,483 and 400,000 shares of our common stock at $23.00 and $15.00 per share, respectively. As part of our December 2011 financing, we issued Series A Warrants with a five year term to purchase 8,000,000 shares at $1.40 per share and Series B Warrants with a ninety trading day term to purchase 8,000,000 units at $1.25 per unit. Each unit underlying the Series B Warrants consisted of one share of our common stock and one Series A warrant. In the first and second quarter of 2012, an aggregate of 2,700,000 Series B Warrants were exercised. For the exercise of these warrants, we issued 2,700,000 shares of our common stock and 2,700,000 Series A Warrants with an exercise price of $1.40 per share. The remaining unexercised 5,300,000 Series B Warrants expired by their terms on May 2, 2012. As terms of the warrants issued in 2008 and 2009, as well as the Series A and Series B warrants, do not meet the specific conditions for equity classification, we are required to classify the fair value of these warrants as a liability, with subsequent changes in fair value to be recorded as income (loss) on change in fair value of warrant liability. The fair value of the warrants issued in the 2008 and 2009 financings is determined using the Black-Scholes-Merton (Black-Scholes) option pricing model and the fair value of the Series A and Series B Warrants is determined using the Monte Carlo simulation model (see Note 8, “Warrant Liability”). The fair value is affected by changes in inputs to these models including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. The use of the Monte Carlo simulation model requires input of additional assumptions including the progress of our R&D programs and its affect on potential future financings. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability.

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

Revenue and Cost of Product Sales

Revenue for the three and six-month periods ended June 30, 2012, as compared with the same period in 2011, is summarized in the table below:

	Three months ended, June 30		Change in 2012 versus 2011		Six months ended, June 30		Change in 2012 versus 2011
	2012	2011	$	%	2012	2011	$	%
Revenue:
Licensing agreements and grants	$38,085	$49,257	$(11,172)	(23)%	$410,762	$121,349	$289,413	238%
Product sales	210,749	184,840	25,909	14%	482,108	334,215	147,893	44%

Total revenue	248,834	234,097	14,737	6%	892,870	455,564	437,306	96%
Cost of product sales	64,277	52,365	11,912	22%	136,236	106,889	29,347	27%

Gross profit	$184,557	$181,732	$2,825	2%	$756,634	$348,675	$407,959	117%

Second quarter ended June 30, 2012 versus second quarter ended June 30, 2011. Total revenue in the second quarter of 2012 was approximately $249,000, which was 6% higher than total revenue of approximately $234,000 in the second quarter of 2011. In the second quarter of 2012, revenue from product sales was approximately $211,000, which was 14% higher, compared to the same period in 2011. This increase was primarily attributable to increased unit volumes in our SC Proven line of media and reagents. There were no significant changes to our licensing and grant revenue in the second quarter of 2012 compared to the same period in 2011.

Six-month period ended June 30, 2012 versus six-month period ended June 30, 2011. Total revenue in the six-month period ended June 30, 2012 was approximately $893,000, which was 96% higher than total revenue of approximately $456,000 in the same period of 2011. In the six-month period ended 2012, revenue from product sales was approximately $482,000, which was 44% higher, compared to the same period in 2011. This increase was primarily attributable to increased unit volumes in our SC Proven line of media and reagents. Licensing and grant revenue in the six-month period ended 2012 totaled approximately $411,000, which was 238% higher compared to the same period in 2011. This increase was primarily attributable to licensing fees from a license agreement with genOway, under which we granted genOway a worldwide exclusive license to our IRES technology for use in the development and commercialization of genetically engineered mice.

Operating Expenses

Operating expenses for the three and six-month periods ended June 30, 2012, as compared with the same period in 2011, is summarized in the table below:

	Three months ended, June 30		Change in 2012 versus 2011		Six months ended, June 30		Change in 2012 versus 2011
	2012	2011	$	%	2012	2011	$	%
Operating expenses:
Research & development	$3,749,066	$5,053,834	$(1,304,768)	(26)%	$7,687,457	$10,579,511	$(2,892,054)	(27)%
Selling, general & administrative	1,775,342	2,103,262	(327,920)	(16)%	3,699,667	4,178,991	(479,324)	(11)%
Wind-down expenses	9,902	114,918	(105,016)	(91)%	45,057	190,055	(144,998)	(76)%

Total operating expenses	$5,534,310	$7,272,014	$(1,737,704)	(24)%	$11,432,181	$14,948,557	$(3,516,376)	(24)%

Research and Development Expenses

Our R&D expenses consist primarily of salaries and related personnel expenses, costs associated with clinical trials and regulatory submissions, costs associated with preclinical activities such as toxicology studies, costs associated with cell processing and process development, certain patent-related costs such as licensing, facilities related costs such as depreciation, lab equipment and supplies. Clinical trial expenses include payments to vendors such as clinical research organizations, contract manufacturers, clinical trial sites, laboratories for testing clinical samples and consultants. Cumulative R&D costs incurred since we refocused our activities on developing cell-based therapeutics (fiscal years 2000 through the six months ended June 30, 2012) were approximately $160 million. Over this period, the majority of these cumulative costs were related to: (i) characterization of our proprietary HuCNS-SC cells, (ii) expenditures for toxicology and other preclinical studies, preparation and submission of applications to regulatory agencies to conduct clinical trials and obtaining regulatory clearance to initiate such trials, all with respect to our HuCNS-SC cells, (iii) preclinical studies and development of our human liver engrafting cells, (iv) costs associated with cell processing and process development, and (v) costs associated with our clinical studies.

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

Second quarter ended June 30, 2012 versus second quarter ended June 30, 2011. R&D expenses totaled approximately $3,749,000 in the second quarter of 2012 compared with $5,054,000 in the second quarter of 2011. The decrease of 26%, or approximately $1,305,000, in 2012 compared to 2011, was primarily attributable to (i) a decrease of approximately $455,000 in personnel expenses due to the reduction in workforce effected in May 2011, (ii) a decrease of approximately $138,000 in operating expenses at our U.K. operations as we consolidated our activities at the site, (iii) a decrease in facilities expense of approximately $201,000 attributable to the relocation of our corporate headquarters and core research activities in July 2011; the second quarter of 2011 includes facilities expense from the previous lease which expired on August 31, 2011, (iv) a decrease of approximately $446,000 in external services; the second quarter of 2011 includes higher external services expenses primarily related to continuing preclinical studies of our HuCNS-SC cells for retinal disorders and other potential indications, and (v) a decrease in other operating expenses of approximately $65,000.

Six-month period ended June 30, 2012 versus six-month period ended June 30, 2011. R&D expenses totaled approximately $7,687,000 in the six-month period ended June 30, 2012 compared with $10,580,000 for the same period in 2011. The decrease of 27%, or approximately $2,892,000, in 2012 compared to 2011, was primarily attributable to (i) a decrease of approximately $924,000 in personnel expenses due to the reduction in workforce effected in May 2011, (ii) a decrease of approximately $249,000 in operating expenses at our U.K. operations as we consolidated our activities at the site, (iii) a decrease in facilities expense of approximately $626,000 attributable to the relocation of our corporate headquarters and core research activities in July 2011; the six-month period of 2011 includes facilities expense from the previous lease which expired on August 31, 2011, (iv) a decrease of approximately $725,000 in external services; the six-month period of 2011 includes higher external services expenses primarily related to continuing preclinical studies of our HuCNS-SC cells for retinal disorders and other potential indications, and (v) a decrease in supplies and other operating expenses of approximately $368,000.

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

Second quarter ended June 30, 2012 versus second quarter ended June 30, 2011. SG&A expenses totaled approximately $1,775,000 in the second quarter of 2012 compared with approximately $2,103,000 in the second quarter of 2011. The decrease of approximately $328,000, or 16%, in 2012 compared to 2011, was primarily attributable to (i) a decrease of approximately $106,000 in personnel expenses primarily due to the reduction in workforce effected in May 2011, (ii) a decrease of approximately $204,000 in external services and (iii) a decrease of approximately $21,000 in other operating expenses.

Six-month period ended June 30, 2012 versus six-month period ended June 30, 2011. SG&A expenses totaled approximately $3,700,000 in the six-month period ended June 30 2012 compared with approximately $4,179,000 in the same period of 2011. The decrease of approximately $479,000, or 11%, in 2012 compared to 2011, was primarily attributable to (i) a decrease of approximately $197,000 in personnel expenses primarily due to the reduction in workforce effected in May 2011, (ii) a decrease of approximately $229,000 in external services and (iii) a decrease of approximately $53,000 in other operating expenses.

Wind-down Expenses

In 1999, in connection with exiting our former research facility in Rhode Island, we created a reserve for the estimated lease payments and operating expenses related to it. The reserve has been re-evaluated and adjusted based on assumptions relevant to real estate market conditions and the estimated time until we could either fully sublease, assign or sell our remaining interests in the property. The reserve was approximately $2,135,000 at December 31, 2011. Payments net of subtenant income of approximately $300,000 and $280,000 for the first and second quarter of 2012 respectively were recorded against this reserve. We re-evaluated the estimate at the end of each quarter in 2012 and adjusted the reserve to approximately $1,498,000 by recording additional wind-down expenses of approximately $45,000. For the similar period in 2011, payments recorded against the reserve were approximately $317,000 and $301,000 for the first and second quarter respectively, and to adjust the reserve, we recorded in aggregate additional wind-down expenses of approximately $190,000. Expenses for this facility will fluctuate based on changes in tenant occupancy rates and other operating expenses related to the lease. Even though it is our intent to sublease, assign, sell, or otherwise divest ourselves of our interests in the facility at the earliest possible time, we cannot determine with certainty a fixed date by which such events will occur. In light of this uncertainty, based on estimates, we will periodically re-evaluate and adjust the reserve, as necessary. See Note 6 “Wind-down expenses,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

Other Income (Expense)

Other income totaled approximately $6,183,000 in the second quarter of 2012 compared with other income of $3,055,000 in the same period of 2011, and other income of $1,279,000 for the six-month period ended June 30, 2012 compared with other income of approximately $4,817,000 for the six-month period ended June 30, 2011.

	Three months ended, June 30		Change in 2012 versus 2011		Six months ended, June 30		Change in 2012 versus 2011
	2012	2011	$	%	2012	2011	$	%
Other income (expense):
Change in fair value of warrant liability	$6,205,957	$3,020,228	$3,185,729	105%	$1,264,780	$4,803,183	$(3,538,403)	(74)%
Realized gain on sale of marketable securities	—	83,750	(83,750)	(100)%	—	83,750	(83,750)	(100)%
Interest income	2,811	6,446	(3,635)	(56)%	7,021	7,818	(797)	(10)%
Interest expense	(14,175)	(19,793)	5,618	(28)%	(28,622)	(40,000)	11,378	(28)%
Other income (expense), net	(11,318)	(35,542)	24,224	(68)%	36,451	(37,297)	73,748	(197)%

Total other income (expense)	$6,183,275	$3,055,089	$3,128,186	102%	$1,279,630	$4,817,454	$(3,537,824)	(73)%

Change in Fair Value of Warrant Liability

We record changes in fair value of warrant liability as income or loss in our Consolidated Statements of Operations. We have warrants outstanding which were issued as part of several transactions since 2008 and have classified all these warrants as a liability. The fair value of the outstanding warrants is determined using various option pricing models, such as the Black-Scholes-Merton (Black-Scholes) option pricing model and the Monte Carlo simulation model, and is affected by changes in inputs to the various models, including our stock price, expected stock price volatility, the contractual term and the risk-free interest rate. The use of the Monte Carlo simulation model requires input of additional subjective assumptions including the progress of our R&D programs and its affect on potential future financings. The fair value of the warrant liability is revalued at the end of each reporting period. See Note 8 “Warrant Liability” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

Interest Income

Interest income in the three and six-month period ended June 30, 2012 and 2011 were not significant due to low average yields.

Interest Expense

Interest expense decreased by approximately $6,000 or 28% in the second quarter of 2012, and $11,000 or 28% for the six-month period ended June 30, 2012, when compared to the same periods in 2011. Interest expense is primarily for outstanding debt and capital lease balances. See Note 7 “Commitment and Contingencies,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

Other income (expense), net

Other expense for the second quarter of 2012 is primarily for state franchise taxes and other income for the six-month period ended June 30, 2012 includes approximately $63,000 of R&D tax credits due to our wholly-owned subsidiary Stem Cell Sciences (U.K.) Ltd. The above income was offset by other expenses primarily related to state franchise taxes. Other expense for the similar period in 2011 was primarily state franchise taxes.

Liquidity and Capital Resources

Since our inception, we have financed our operations through the sale of common and preferred stock, the issuance of long-term debt and capitalized lease obligations, revenue from collaborative agreements, research grants, license fees, and interest income.

	June 30, 2012	December 31, 2011	Change
			$	%
Cash and cash equivalents	$7,203,428	$13,311,261	$(6,107,833)	(46)%

In summary, our cash flows were:

	Six months ended June 30,		Change in 2012 versus 2011
	2012	2011	$	%
Net cash used in operating activities	$(10,715,052)	$(13,130,967)	$2,415,915	(18)%
Net cash provided by (used in) investing activities	$1,565,919	$(9,041,281)	$10,607,200	(117)%
Net cash provided by financing activities	$3,053,858	$9,014,970	$(5,961,112)	(66)%

Net Cash Used in Operating Activities

Net cash used in operating activities in the six-month period ended June 30, 2012 decreased by approximately $2,416,000, or 18%, when compared to the same period of 2011. Cash used in operating activities is primarily driven by our net loss as adjusted for non-cash charges and differences in the timing of operating cash flows.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities increased approximately $10,607,000, or 117%, from 2011 to 2012. The increase was primarily attributable to the net maturities of short-term marketable debt securities of approximately $1,583,000 in the six-month period ended June 30, 2012 as compared to net purchases of marketable debt securities of approximately $8,967,000 for the same period in 2011. Capital expenditures decreased from 2011 to 2012 and were not significant for both years.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the six-month period ended June 30, 2012 decreased by approximately $6,000,000, or 66%, compared to the same period in 2011. In 2012, an aggregate of 2,700,000 Series B warrants were exercised. These warrants were issued as part of our December 2011 financing. For the exercise of these warrants, we issued 2,700,000 shares of our common stock and 2,700,000 Series A Warrants with an exercise price of $1.40 per share and received gross proceeds of $3,375,000. For the similar period in 2011, we raised gross proceeds of $10,000,000 through the sale of 1,000,000 shares of our common stock to selected institutional investors at a price of $10.00 per share. We received net proceeds, after deducting offering expenses and fees, of approximately $9,400,000.

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

We intend to pursue opportunities to obtain additional financing in the future through equity and debt financings, grants and collaborative research arrangements. In November 2010, we filed with the SEC, and the SEC declared effective, a universal shelf registration statement which permits us to issue up to $100 million worth of registered debt and equity securities. As of July 30, 2012, we had approximately $38 million under this universal shelf registration statement available for issuing debt or equity securities. Under this effective shelf registration, we have the flexibility to issue registered securities, from time to time, in one or more separate offerings or other transactions with the size, price and terms to be determined at the time of issuance. Registered securities issued using this shelf may be used to raise additional capital to fund our working capital and other corporate needs, for future acquisitions of assets, programs or businesses, and for other corporate purposes.

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

On May 16, 2012, we were notified by the Nasdaq Stock Market (“Nasdaq”) that we were no longer in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Global Market. The Nasdaq Listing Rules requires registrants to maintain a minimum of $10 million in stockholders’ equity in order to continue listing on the Nasdaq Global Market. Our stockholders’ equity at March 31, 2012 did not meet this requirement. In accordance with Nasdaq Listing Rules, we had 45 calendar days to submit to Nasdaq either a plan to regain compliance with this minimum stockholders’ equity requirement or to submit an application to voluntarily transfer listing of our common stock to the Nasdaq Capital Market, which requires a minimum of $2.5 million in stockholders’ equity for continued listing. We requested Nasdaq to transfer the listing of our common stock to the Nasdaq Capital Market and the transfer went into effect on July16, 2012. Our listing on the Nasdaq Capital Market is contingent upon meeting all the continued listing requirements of the Nasdaq Capital Market with the exception of the minimum bid price requirement.

Also on May 16, 2012, we were notified by Nasdaq that the closing bid price of our common stock had been below $1.00 per share for the previous 30 consecutive business days, and therefore we were not in compliance with the minimum bid price requirement for continued listing on the Nasdaq Global Market. In accordance with Nasdaq Listing Rules we have 180 calendar days, or until November 12, 2012, to regain compliance with this minimum bid price requirement. The Nasdaq Capital Market also has a $1.00 per share minimum bid requirement for continued listing. To regain compliance, the Nasdaq Listing Rules require our common stock to evidence a closing bid price of $1.00 per share or more for ten consecutive days. On July 31, 2012, we were notified by Nasdaq that we had regained compliance with the minimum bid price requirement because our common stock had a closing bid price of more than $1.00 per share for ten consecutive days since July 17, 2012.

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

Operating Leases — California

In September 2010, we entered into a two-year sublease agreement with Caliper Life Sciences, Inc., for approximately 13,200 square feet in a facility located in Mountain View, California. In June 2012, we extended the sublease term to September 30, 2013. We will pay approximately $1,081,000 in aggregate as rent over the term of the lease. The lease contains escalating rent payments, which we recognize as operating lease expense on a straight-line basis. Deferred rent was approximately $650 as of June 30, 2012, and approximately $2,600 as of December 31, 2011.

In December 2010, we entered into a commercial lease agreement with BMR-Gateway Boulevard LLC (“BMR”), as landlord, for approximately 43,000 square feet of office and research space at BMR’s Pacific Research Center in Newark, California. The initial term of the lease is approximately eleven and one-half years, and we relocated our corporate headquarters and core research activities from a facility located at the Stanford Research Park in Palo Alto, California, to this facility in July 2011. The lease for the Palo Alto facility expired on August 31, 2011. We will pay approximately $17,869,000 in aggregate as rent over the term of the lease, which we recognize as operating lease expense on a straight-line basis. Deferred rent was approximately $1,350,000 as of June 30, 2012, and approximately $1,301,000 as of December 31, 2011. We constructed laboratories, offices and related infrastructure within the leased space during the first several months of the lease. As part of the lease, BMR has agreed to provide various financial allowances so that we can build initial and future laboratories, offices and other improvements, subject to customary terms and conditions relating to landlord-funded tenant improvements. As part of the lease, we have, until January 2013, an option to lease up to an additional 30,000 square feet in the building.

Operating Leases — Rhode Island

We entered into a fifteen-year lease agreement for a scientific and administrative facility (SAF) in Rhode Island in connection with a sale and leaseback arrangement in 1997. The lease term expires June 30, 2013 and includes escalating rent payments which we recognize on a straight-line basis. Deferred rent expense for this facility was approximately $350,000 at June 30, 2012 and $452,000 at December 31, 2011, and is included as part of the wind-down accrual on the accompanying condensed consolidated balance sheets. For the year 2012, we expect to pay approximately $1,172,000 in operating lease payments and estimated operating expenses of approximately $690,000, before receipt of sub-tenant income and we expect to receive, in aggregate, approximately $439,000 in sub-tenant rent and operating expenses. As a result of the above transactions, our estimated cash outlay net of sub-tenant rent for the SAF will be approximately $1,423,000 for 2012.

Operating Leases — United Kingdom

In January 2011, we amended the existing lease agreements of our wholly-owned subsidiary, Stem Cell Sciences (U.K.) Ltd, effectively reducing our leased space from approximately 5,000 square feet to approximately 1,900 square feet of office and lab space. The lease by its terms was extended to September 30, 2013. We expect to pay approximately 61,000 GBP as rental payments for 2012. StemCells, Inc. is the guarantor of Stem Cell Sciences (U.K.) Ltd’s obligations under the existing lease.

With the exception of the leases discussed above, we have not entered into any off balance sheet financial arrangements and have not established any special purpose entities. We have not guaranteed any debts or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations

In the table below, we set forth our legally binding and enforceable contractual cash obligations at June 30, 2012:

	Total Obligations at June 30, 2012	Payable in (July to December) 2012	Payable in 2013	Payable in 2014	Payable in 2015	Payable in 2016	Payable in 2017 and Beyond
Operating lease payments(1)	$18,703,997	$1,526,538	$2,538,660	$1,529,890	$1,581,352	$1,627,668	$9,899,889
Bonds Payable (principal & interest)(2)	494,260	119,815	237,593	136,852	—	—	—

Total contractual cash obligations	$19,198,257	$1,646,353	$2,776,253	$1,666,742	$1,581,352	$1,627,668	$9,899,889

(1)	Operating lease payments exclude space-sharing and sub-lease income (see “Off-Balance Sheet Arrangements — Operating Leases” above for further information), but include rent payments for our Rhode Island facility that are included as part of our “Accrued wind-down expenses” in our condensed consolidated financial statements. See Note 6, “Wind-down expenses” and Note 7, “Commitments and Contingencies” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.
(2)	See Note 7, “Commitments and Contingencies” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

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

We do not have any material unconditional purchase obligations or commercial commitments related to capital expenditures, clinical development, clinical manufacturing, or other external services contracts at June 30, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks at June 30, 2012 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2011 on file with the U.S. Securities and Exchange Commission.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 31.1 —	Certification of Martin McGlynn under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 —	Certification of Rodney K. B. Young under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 —	Certification of Martin McGlynn Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 —	Certification of Rodney K. B. Young Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.1 —	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. (****)

****	Pursuant to Rule 406T of Regulation S-T, the XBRL files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEMCELLS, INC.
(name of Registrant)

August 8, 2012

/s/ Rodney K. B. Young
Rodney K. B. Young
Chief Financial Officer

Exhibit Index

Exhibit 31.1 —	Certification of Martin McGlynn under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 —	Certification of Rodney K. B. Young under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 —	Certification of Martin McGlynn Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 —	Certification of Rodney K. B. Young Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.1 —	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.(****)

****	Pursuant to Rule 406T of Regulation S-T, the XBRL files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.