Form 10-Q
period 2012-09-30
STEMCELLS INC
filed 2012-11-08
CIK 883975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2012

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

At October 26, 2012, there were 37,440,305 shares of Common Stock, $.01 par value, issued and outstanding.

STEMCELLS, INC.

NOTE REGARDING REFERENCES TO US AND OUR COMMON STOCK

Throughout this Form 10-Q, the words “we,” “us,” “our,” and “StemCells” refer to StemCells, Inc., including our directly and indirectly wholly-owned subsidiaries. “Common stock” refers to the common stock, $.01 par value, of StemCells, Inc.

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STEMCELLS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$15,712,688	$13,311,261
Marketable securities, current	6,031,735	3,280,591
Trade receivables	99,479	54,527
Other receivables	220,462	213,500
Prepaid assets	388,292	506,464
Other assets, current	791,454	22,063

Total current assets	23,244,110	17,388,406
Property, plant and equipment, net	1,535,590	2,054,563
Other assets, non-current	1,033,206	1,856,057
Goodwill	1,967,570	1,895,000
Other intangible assets, net	1,876,976	2,011,473

Total assets	$29,657,452	$25,205,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$960,501	$1,066,495
Accrued expenses and other current liabilities	1,510,037	2,970,251
Accrued wind-down expenses, current	1,317,676	1,360,766
Deferred revenue, current	55,955	43,910
Capital lease obligation, current	6,765	17,979
Deferred rent, current	—	2,603
Bonds payable, current	202,500	191,250

Total current liabilities	4,053,434	5,653,254
Bonds payable, non-current	178,750	331,250
Capital lease obligations, non-current	14,415	—
Fair value of warrant liability	14,483,148	6,042,315
Deposits and other long-term liabilities	246,439	281,807
Accrued wind-down expenses, non-current	—	774,020
Deferred rent, non-current	1,373,767	1,301,167
Deferred revenue, non-current	83,942	96,562

Total liabilities	20,433,895	14,480,375
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.01 par value; 75,000,000 shares authorized; issued and outstanding 35,018,336 at September 30, 2012 and 22,427,955 at December 31, 2011	1,598,679	1,472,776
Additional paid-in capital	365,787,830	341,811,657
Accumulated deficit	(358,332,729)	(332,600,022)
Accumulated other comprehensive income	169,777	40,713

Total stockholders’ equity	9,223,557	10,725,124

Total liabilities and stockholders’ equity	$29,657,452	$25,205,499

See Notes to Condensed Consolidated Financial Statements.

STEMCELLS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenue:
Revenue from licensing agreements, grants and other	$60,739	$41,265	$471,501	$162,614
Revenue from product sales	203,256	182,321	685,364	516,536

Total revenue	263,995	223,586	1,156,865	679,150
Cost of product sales	71,891	60,501	208,127	167,390

Gross profit	192,104	163,085	948,738	511,760
Operating expenses:
Research and development	3,478,142	4,524,334	11,165,599	15,103,845
Selling, general and administrative	1,636,438	1,733,229	5,336,105	5,912,220
Wind-down expenses	154,742	68,694	199,799	258,749

Total operating expenses	5,269,322	6,326,257	16,701,503	21,274,814

Loss from operations	(5,077,218)	(6,163,172)	(15,752,765)	(20,763,054)
Other income (expense):
Change in fair value of warrant liability	(11,239,465)	1,697,194	(9,974,685)	6,500,377
Realized gain on sale of marketable securities	—	—	—	83,750
Interest income	2,372	3,514	9,393	11,332
Interest expense	(11,392)	(16,585)	(40,014)	(56,585)
Other income (expense), net	(11,087)	144,697	25,364	107,400

Total other income (expense), net	(11,259,572)	1,828,820	(9,979,942)	6,646,274

Net loss	$(16,336,790)	$(4,334,352)	$(25,732,707)	$(14,116,780)

Basic and diluted net loss per share	$(0.54)	$(0.31)	$(0.99)	$(1.02)
Weighted average number of common shares outstanding, basic and diluted	30,168,475	14,009,341	25,992,764	13,831,749

See Notes to Condensed Consolidated Financial Statements.

STEMCELLS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net loss	$(16,336,790)	$(4,334,352)	$(25,732,707)	$(14,116,780)
Other comprehensive income (loss)
Foreign currency translation adjustments	98,706	(133,593)	125,854	66,441
Unrealized gains (losses) on marketable securities	587	(5,413)	3,210	(123,905)

Other comprehensive income (loss)	99,293	(139,006)	129,064	(57,464)

Comprehensive loss	$(16,237,497)	$(4,473,358)	$(25,603,643)	$(14,174,244)

See Notes to Condensed Consolidated Financial Statements.

STEMCELLS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(25,732,707)	$(14,116,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	759,527	917,147
Stock-based compensation	2,227,145	2,636,445
Gain on sale of marketable securities	—	(83,750)
Loss on disposal of fixed assets	—	32,145
Change in fair value of warrant liability	9,974,685	(6,500,377)
Changes in operating assets and liabilities:
Other receivables	19,432	252
Trade receivables	(40,584)	(281,709)
Prepaid and other current assets	170,667	465,514
Other assets, non-current	32,926	18,830
Accounts payable and accrued expenses	(1,613,123)	(142,120)
Accrued wind-down expenses	(817,110)	(820,708)
Deferred revenue	(665)	(4,541)
Deferred rent	69,997	1,034,088

Net cash used in operating activities	(14,949,810)	(16,845,564)
Cash flows from investing activities:
Purchase of marketable securities	(8,109,933)	(10,223,957)
Proceeds from the sale and maturity of marketable securities	5,362,000	5,134,206
Purchases of property, plant and equipment	(19,729)	(330,740)
Proceeds from sale of property, plant and equipment	—	42,427

Net cash used in investing activities	(2,767,662)	(5,378,064)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	16,196,587	10,426,121
Proceeds from the exercise of stock options	—	2,386
Proceeds from the exercise of warrants, net of issuance costs	4,153,584	—
Payments related to net share issuance of stock based awards	(59,090)	(396,201)
Repayment of capital lease obligations	(18,521)	(50,246)
Repayment of bonds payable	(141,250)	(130,000)

Net cash provided by financing activities	20,131,310	9,852,060

Increase (decrease) in cash and cash equivalents	2,413,838	(12,371,565)
Effects of foreign exchange rate changes on cash	(12,411)	(42,182)
Cash and cash equivalents, beginning of period	13,311,261	19,707,821

Cash and cash equivalents, end of period	$15,712,688	$7,294,074

Supplemental disclosure of cash flow information:
Interest paid	$40,114	$56,585
Supplemental schedule of non-cash investing and financing activities:
Stock issued for an option agreement	$50,000 [1]	—
Equipment acquired under a capital lease	$21,721 [2]	—

See Notes to Condensed Consolidated Financial Statements.

[1]

In September 2012, we issued 24,753 shares of restricted common stock under the terms of an agreement with a developer of biological materials in return for certain product rights including an exclusive right of first offer to commercialize the developer’s products as may be developed on or before April 18, 2017.

[2]	Represents the present value of future minimum capital lease payments for equipment leased in the third quarter of 2012.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2012 and 2011

Note 1. Summary of Significant Accounting Policies

Nature of Business

StemCells, Inc., a Delaware corporation, is a biopharmaceutical company that operates in one segment, the research, development, and commercialization of stem cell therapeutics and related technologies.

The accompanying financial data as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted pursuant to these rules and regulations. The December 31, 2011 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. However, we believe that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

If the estimated fair value of a security is below its carrying value, we evaluate whether we have the intent and ability to retain our investment for a period of time sufficient to allow for any anticipated recovery to the cost of the investment, and whether evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Other-than-temporary declines in estimated fair value of all marketable securities are charged to “Other income (expense), net” in the accompanying condensed consolidated statements of operations. No such impairment was recognized during the three and nine months ended September 30, 2012 or 2011.

Trade and Other Receivables

Our receivables generally consist of interest income on our financial instruments, revenue from licensing agreements and grants, revenue from product sales, and rent from our sub-lease tenants.

Warrant Liability

We account for our warrants in accordance with U.S. GAAP which defines how freestanding contracts that are indexed to and potentially settled in a company’s own stock should be measured and classified. Authoritative accounting guidance prescribes that only warrants issued by us under contracts that cannot be net-cash settled, and are both indexed to and settled in our common stock, can be classified as equity. As part of both our November 2008 and November 2009 financings, we issued warrants with five year terms to purchase 1,034,483 and 400,000 shares of our common stock at $23.00 and $15.00 per share, respectively. As part of our December 2011 financing, we issued Series A Warrants with a five year term to purchase 8,000,000 shares at $1.40 per share and Series B Warrants with a ninety trading day term to purchase 8,000,000 units at $1.25 per unit. Each unit underlying the Series B Warrants consisted of one share of our common stock and one Series A Warrant. In the first and second quarter of 2012, an aggregate of 2,700,000 Series B Warrants were exercised. For the exercise of these warrants, we issued 2,700,000 shares of our common stock and 2,700,000 Series A Warrants with an exercise price of $1.40 per share. The remaining 5,300,000 Series B Warrants expired unexercised by their terms on May 2, 2012. As terms of the warrants issued in 2008 and 2009, as well as the Series A and Series B warrants, do not meet the specific conditions for equity classification, we are required to classify the fair value of these warrants as a liability, with subsequent changes in fair value to be recorded as income (loss) due to change in fair value of warrant liability. The fair value of the warrants issued in the 2008 and 2009 financings is determined using the Black-Scholes-Merton (Black-Scholes) option pricing model and the fair value of the Series A and Series B Warrants is determined using a Monte Carlo simulation model (see Note 8, “Warrant Liability”). The fair value is affected by changes in inputs to these models including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. The use of a Monte Carlo simulation model requires input of additional assumptions including the progress of our R&D programs and its affect on potential future financings. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability.

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

Revenue Recognition

We currently recognize revenue resulting from the licensing and use of our technology and intellectual property, from government grants, from services provided to third parties, and from product sales. Licensing agreements may contain multiple elements, such as upfront fees, payments related to the achievement of particular milestones and royalties. Revenue from upfront fees for licensing agreements that contain multiple elements are generally deferred and recognized on a straight-line basis over the term of the agreement. Fees associated with substantive at risk performance-based milestones are recognized as revenue upon completion of the scientific or regulatory event specified in the agreement, and royalties received are recognized as earned. Revenue from licensing agreements is recognized net of a fixed percentage due to licensors as royalties. Grant revenue from government agencies are funds received to cover specific expenses and are recognized as earned upon either the incurring of reimbursable expenses directly related to the particular research plan or the completion of certain development milestones as defined within the terms of the relevant collaborative agreement or grant. Revenue from services to third parties is recognized when we have provided the agreed upon services. Revenue from product sales are recognized when the product is shipped and the order fulfilled.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income or loss per share computations:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net loss	$(16,336,790)	$(4,334,352)	$(25,732,707)	$(14,116,780)
Weighted average shares outstanding used to compute basic and diluted net income or loss per share	30,168,475	14,009,341	25,992,764	13,831,749
Basic and diluted net loss per share	$(0.54)	$(0.31)	$(0.99)	$(1.02)

The following outstanding potentially dilutive common stock equivalents were excluded from the computation of diluted net income or loss per share because the effect would have been anti-dilutive as of September 30:

	2012	2011
Options	474,917	895,962
Restricted stock units	1,516,199	338,041
Warrants	10,689,083	1,434,483

Total	12,680,199	2,668,486

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income or loss and other comprehensive income or loss (OCL). OCL includes certain changes in stockholders’ equity that are excluded from net income or loss. Specifically, we include in OCL changes in unrealized gains and losses on our marketable securities and unrealized gains and losses on foreign currency translations. Accumulated other comprehensive income was $169,777, as of September 30, 2012, and $40,713, as of December 31, 2011.

Note 2. Financial Instruments

The following table summarizes the fair value of our cash, cash equivalents and available-for-sale marketable securities held in our current investment portfolio:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
September 30, 2012
Cash	$281,065	$—	$—	$281,065
Cash equivalents	15,431,623	—	—	15,431,623
Marketable debt securities, current	6,031,219	516	—	6,031,735

Total cash, cash equivalents, and marketable securities	$21,743,907	$516	$—	$21,744,423

December 31, 2011
Cash	$291,093	$—	$—	$291,093
Cash equivalents	13,020,168	—	—	13,020,168
Marketable debt securities, current	3,283,209	—	(2,618)	3,280,591

Total cash, cash equivalents, and marketable securities	$16,594,470	$—	$(2,618)	$16,591,852

Gross unrealized gains and losses on cash equivalents were not significant at September 30, 2012 and December 31, 2011. At September 30, 2012, our investment in money market accounts are composed primarily of U.S. Treasury debt securities, which are classified as cash equivalents in our Consolidated Balance Sheet due to their short maturities. Our investment in short-term marketable debt securities are composed primarily of commercial paper and corporate debt securities.

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

Our cash equivalents are classified as Level 1 because they are valued primarily using quoted market prices.

Our bonds payable, marketable debt securities, and liability for warrants issued in our 2008 and 2009 financing, are classified as Level 2 as they are valued using alternative pricing sources and models utilizing market observable inputs.

Our liability for warrants issued in our 2011 financing is classified as Level 3 as the liability is valued using a Monte Carlo simulation model. Some of the significant inputs used to calculate the fair value of warrant liability include our stock price on the valuation date, expected volatility of our common stock as traded on NASDAQ, and risk-free interest rates that are derived from the yield on U.S. Treasury debt securities, all of which are observable from active markets. However, the use of a Monte Carlo simulation model requires the input of additional subjective assumptions including management’s assumptions regarding the likelihood of a re-pricing of these warrants pursuant to anti-dilution provisions and the progress of our R&D programs and its affect on potential future financings.

The following table presents financial assets and liabilities measured at fair value as of September 30, 2012:

	Fair Value Measurement at Report Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	As of September 30, 2012
Financial assets:
Cash equivalents:
Money market funds	$1,170,798	$—	$—	$1,170,798
U.S. Treasury debt obligations	14,260,825	—	—	14,260,825
Marketable securities:
Debt securities	—	6,031,735	—	6,031,735

Total financial assets	$15,431,623	$6,031,735	$—	$21,463,358

Financial liabilities:
Bond obligation	$—	$381,250	$—	$381,250
Warrant liabilities	—	234,488	14,248,660	14,483,148

Total financial liabilities	$—	$615,738	$14,248,660	$14,864,398

Level 2 Reconciliation

The following table presents a roll forward for financial assets and liabilities measured at fair value using significant other observable inputs (Level 2) for 2012.

	Level 2 Beginning Balance 12/31/11 $	Net transfers (to) from Level 1 $	Change included in earnings $	Settled $	Level 2 Ending Balance 09/30/12 $
Marketable debt securities	3,280,591	2,751,144	—	—	6,031,735
Bond obligation	522,500	—	—	(141,250)	381,250
Warrant liabilities	31,195	—	203,293	—	234,488

Transfers from Level 2 to Level 1 are the net of, (i) maturities of short term marketable debt securities into cash and cash equivalents and (ii) additional purchases of marketable debt securities.

Level 3 Reconciliation

The following table presents a roll forward for liabilities measured at fair value using significant unobservable inputs (Level 3) for 2012.

Warrant Liabilities
Balance at December 31, 2011	$6,011,120
Less fair value of warrants exercised	(1,823,907)
Less fair value of warrants expired	(3,560,063)
Add fair value of warrants issued	1,714,436
Add change in fair value of warrants	11,907,074

Balance at September 30, 2012	$14,248,660

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

At the time of valuation (April 2009), our Transgenic Rat Program was in its nascent stage and our Assay Development Program was expected to achieve proof of concept by 2012. Neither program was expected to begin generating revenue until 2011-2012. In December 2011, in part because of management’s decision to focus on our therapeutic product development programs and not to allocate time and resources to the assays technology, we determined that we could not predict the future cash flows from the intangible IPR&D asset related to the Assay Development Program. Therefore, at December 31, 2011, we determined that the intangible asset was impaired and wrote off the approximately $655,000 carrying value of the asset.

Trade name relates to the “SC Proven” trademark of our cell culture products which we expect to market for 15 years from the date of acquisition, based on which, we estimated a remaining useful life of 15 years from the valuation date.

The following table presents changes in goodwill:

Balance as of December 31, 2011	$1,895,000
Foreign currency translation	72,570

Balance as of September 30, 2012	$1,967,570

The components of our other intangible assets at September 30, 2012 are summarized below:

Other Intangible Asset Class	Cost	Impairment	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
Customer relationships and developed technology	$1,310,000	$—	$(647,222)	$146,820	$809,598
In-process research and development	1,340,000	(654,961)	(270,687)	131,710	546,062
Trade name	310,000	—	(79,716)	35,936	266,220
Patents	979,612	—	(724,516)	—	255,096

Total other intangible assets	$3,939,612	$(654,961)	$(1,722,141)	$314,466	$1,876,976

Amortization expense was approximately $66,000 in the third quarter of 2012.

The expected future annual amortization expense for each of the next five years based on current balances of our intangible assets is approximately as follows:

For the year ending December 31:
2013	$267,000
2014	$267,000
2015	$266,000
2016	$261,000
2017	$238,000

Note 5. Stock-Based Compensation

We currently grant stock-based awards under two equity incentive plans. As of September 30, 2012, we had 642,266 shares authorized to be granted under the two plans. Under these plans we may grant various types of equity awards to our employees, directors and consultants, at prices determined by our Board of Directors, including incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, and performance-based shares. Incentive stock options may only be granted to employees under these plans with a grant price not less than the fair market value of the stock on the date of grant. We also use these plans to grant shares to employees for the employer match of employee 401(k) plan contributions.

Our stock-based compensation expense for the three and nine months ended September 30 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Research and development expense	$314,393	$343,845	$966,570	$1,304,846
Selling, general and administrative expense	452,760	320,539	1,260,574	1,308,265

Total employee stock-based compensation	$767,153	$664,384	$2,227,144	$2,613,111

Effect on basic and diluted net loss per share	$(0.03)	$(0.05)	$(0.09)	$(0.19)

As of September 30, 2012, we had approximately $2,835,000 of total unrecognized compensation expense related to unvested awards of stock options and restricted stock units granted under our various equity incentive plans that we expect to recognize over a weighted-average vesting period of 1.9 years.

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

A summary of our stock option activity for the three months ended September 30, 2012 is as follows:

	Number of options	Weighted-average exercise price ($) per share
Balance at June 30, 2012	854,958	20.26
Granted	—	—
Exercised	—	—
Cancelled	(380,041)	21.93

Outstanding options at September 30, 2012	474,917	18.91

A summary of changes in unvested options for the three months ended September 30, 2012 is as follows:

	Number of options	Weighted-average exercise price ($) per share	Weighted-average grant date fair value ($) per option
Unvested options at June 30, 2012	103,993	11.54	9.28
Granted	—	—	—
Vested	(14,466)	12.04	9.71
Cancelled	(11,778)	14.29	11.83

Unvested options at September 30, 2012	77,749	11.04	8.82

The estimated fair value of options vested was approximately $140,000 in the three months ended September 30, 2012.

Restricted Stock Units

We have granted restricted stock units (RSUs) to certain employees and members of the Board of Directors which entitle the holders to receive shares of our common stock upon vesting of the RSUs. The fair value of restricted stock units granted is based upon the market price of the underlying common stock as if it were vested and issued on the date of grant.

A summary of changes in unvested restricted stock units for the three months ended September 30, 2012 is as follows:

	Number of RSUs	Weighted-average grant date fair value ($) per RSU
Unvested restricted stock units at June 30, 2012	1,467,533	2.12
Granted(1)	52,000	2.15
Vested	(3,333)	12.59
Cancelled	—	—

Balance unvested at September 30, 2012	1,516,200	2.10

(1)	20,000 of these restricted stock units vest and convert into shares of our common stock after one year from the date of grant. 32,000 of these restricted stock units will vest and convert into shares of our common stock over a four year period from the date of grant; one-fourth of the award will vest on each grant date anniversary following the grant.

Stock Appreciation Rights

In July 2006, we granted cash-settled Stock Appreciation Rights (SARs) to certain employees that give the holder the right, upon exercise, to the difference between the price per share of our common stock at the time of exercise and the exercise price of the SARs.

The SARs have a maximum term of ten years with an exercise price of $20.00, which is equal to the market price of our common stock at the date of grant. The SARs vest 25% on the first anniversary of the grant date and 75% vest monthly over the remaining three-year service period. All of the outstanding SARs as of September 30, 2012 are fully vested. Compensation expense is based on the fair value of SARs which is calculated using the Black-Scholes option pricing model.

The stock-based compensation expense and liability are re-measured at each reporting date through the earlier of date of settlement or forfeiture of the SARs.

A summary of the changes in SARs for the three months ended September 30, 2012 is as follows:

Number of SARs
Outstanding at June 30, 2012	115,187
Granted	—
Exercised	—
Forfeited and expired	(4,594)

Outstanding SARs at September 30, 2012	110,593

SARs exercisable at September 30, 2012	110,593

For the three months ended September 30, 2012 and 2011, the re-measured liability and expense for the respective periods related to the SARs were not significant.

The compensation expense related to the SARs recognized for the three months ended September 30, 2012 may not be representative of compensation expense for future periods and its resulting effect on net loss and net loss per share attributable to common stockholders, due to changes in the fair value calculation which is dependent on the stock price, volatility, interest and forfeiture rates, additional grants and subsequent periods of vesting. We will continue to recognize compensation cost each period, which will be the change in fair value from the previous period through the earlier date of settlement or forfeiture of the SARs.

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

The summary of the changes to our wind-down reserve related to this facility for 2012 and 2011 were as follows:

	January 1 to March 31, 2012	April 1 to June 30, 2012	July 1 to September 30, 2012	January 1 to September 30, 2012	January 1 to December 31, 2011
Accrued wind-down reserve at beginning of period	$1,683,000	$1,418,000	$1,148,000	$1,683,000	$2,644,000
Less actual expenses recorded against estimated reserve during the period	(300,000)	(280,000)	(284,000)	(864,000)	(1,248,000)
Additional expense recorded to revise estimated reserve at period-end	35,000	10,000	155,000	200,000	287,000

Revised reserve at period-end	1,418,000	1,148,000	1,019,000	1,019,000	1,683,000
Add deferred rent at period-end	401,000	350,000	299,000	299,000	452,000

Total accrued wind-down expenses at period-end (current and non-current)	$1,819,000	$1,498,000	$1,318,000	$1,318,000	$2,135,000

Accrued wind-down expenses, current	$1,428,000	$1,498,000	$1,318,000	$1,318,000	$1,361,000
Accrued wind-down expenses, non-current	391,000	—	—	—	774,000

Total accrued wind-down expenses	$1,819,000	$1,498,000	$1,318,000	$1,318,000	$2,135,000

Note 7. Commitments and Contingencies

Leases

Capital Leases

We entered into direct financing transactions with the State of Rhode Island and received proceeds from the issuance of industrial revenue bonds totaling $5,000,000 to finance the construction of our pilot manufacturing facility in Rhode Island. The related lease agreements are structured such that lease payments fully fund all semiannual interest payments and annual principal payments through maturity in August 2014. The interest rate for the remaining bond series is 9.5%. The bond contains certain restrictive covenants which limit, among other things, the payment of cash dividends and the sale of the related assets. The outstanding principal was approximately $381,000 at September 30, 2012 and $523,000 at December 31, 2011.

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

In December 2010, we entered into a commercial lease agreement with BMR-Gateway Boulevard LLC (“BMR”), as landlord, for approximately 43,000 square feet of office and research space at BMR’s Pacific Research Center in Newark, California. The initial term of the lease is approximately eleven and one-half years, and we relocated our corporate headquarters and core research activities from a facility located at the Stanford Research Park in Palo Alto, California, to this facility in July 2011. The lease for the Palo Alto facility expired on August 31, 2011. We will pay approximately $17,869,000 in aggregate as rent over the term of the lease, which we recognize as operating lease expense on a straight-line basis. Deferred rent was approximately $1,374,000 as of September 30, 2012, and approximately $1,301,000 as of December 31, 2011. We constructed laboratories, offices and related infrastructure within the leased space during the first several months of the lease. As part of the lease, BMR has agreed to provide various financial allowances so that we can build initial and future laboratories, offices and other improvements, subject to customary terms and conditions relating to landlord-funded tenant improvements. As part of the lease, we have, until January 2013, an option to lease up to an additional 30,000 square feet in the building.

Operating Leases — Rhode Island

We entered into a fifteen-year lease agreement for a scientific and administrative facility (SAF) in Rhode Island in connection with a sale and leaseback arrangement in 1997. The lease term expires June 30, 2013 and includes escalating rent payments which we recognize on a straight-line basis. Deferred rent expense for this facility was approximately $299,000 at September 30, 2012 and $452,000 at December 31, 2011, and is included as part of the wind-down accrual on the accompanying condensed consolidated balance sheets. For the year 2012, we expect to pay approximately $1,172,000 in operating lease payments and estimated operating expenses of approximately $690,000, before receipt of sub-tenant income and we expect to receive, in aggregate, approximately $412,000 in sub-tenant rent and operating expenses. As a result of the above transactions, our estimated cash outlay net of sub-tenant rent for the SAF will be approximately $1,450,000 for 2012.

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

With the exception of the operating leases discussed above, we have not entered into any significant off balance sheet financial arrangements and have not established any special purpose entities. We have not guaranteed any debts or commitments of other entities or entered into any options on non-financial assets.

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

Effective 2008, as part of an indemnification agreement with NeuroSpheres, we are entitled to offset all litigation costs incurred in this patent infringement suit, against amounts that would otherwise be owed to NeuroSpheres under our exclusive license agreements with NeuroSpheres, such as annual maintenance fees, milestones and royalty payments. Under the terms of our license agreements, we are required to make annual payments of $50,000 to NeuroSpheres, and we expect to make these annual payments through the remaining life of the patent which, at December 31, 2010, was approximately 14 years. We have therefore capitalized $700,000 (14 years at $50,000 per year) to offset litigation costs. The amount capitalized is not dependent on the achievement of any milestones or related to any other contingent payments which may become due under the arrangement. We will reduce this asset by $50,000 per year in lieu of the cash payments due to NeuroSpheres. As the $50,000 annual payments are fully creditable against royalties due to NeuroSpheres, we have classified the capitalized amount as prepaid royalties under “Other assets, non-current” on our accompanying Consolidated Balance Sheets. We have concluded that the estimated balance of $650,000, as of September 30, 2012, is a fair estimate and realizable against future milestone and royalty payments to NeuroSpheres, and that litigation costs incurred above this amount will be expensed as incurred. Management will reevaluate this estimate on a quarterly basis based on actual costs and other relevant factors.

Note 8. Warrant Liability

We use various option pricing models, such as the Black-Scholes option pricing model and a Monte Carlo simulation model, to estimate fair value of warrants issued. In using these models, we make certain assumptions about risk-free interest rates, dividend yields, volatility, expected term of the warrants and other assumptions. Risk-free interest rates are derived from the yield on U.S. Treasury debt securities. Dividend yields are based on our historical dividend payments, which have been zero to date. Volatility is estimated from the historical volatility of our common stock as traded on NASDAQ. The expected term of the warrants is based on the time to expiration of the warrants from the date of measurement.

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

The assumptions used for the Black-Scholes option pricing model are as follows:

	To Calculate Fair Value of Warrant Liability at
	September 30, 2012	December 31, 2011
Expected life (years)	1.6	2.4
Risk-free interest rate	0.2%	0.3%
Expected volatility	108.1%	74.1%
Expected dividend yield	0%	0%

	At September 30, 2012	At December 31, 2011	Change in Fair Value of Warrant Liability
Fair value of liability for warrants issued in 2008	$129,785	$2,224	$127,561

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

The assumptions used for the Black-Scholes option pricing model are as follows:

	To Calculate Fair Value of Warrant Liability at
	September 30, 2012	December 31, 2011
Expected life (years)	2.6	3.3
Risk-free interest rate	0.3%	0.5%
Expected volatility	90.1%	90.8%
Expected dividend yield	0%	0%

	At September 30, 2012	At December 31, 2011	Change in Fair Value of Warrant Liability
Fair value of liability for warrants issued in 2009	$104,703	$28,971	$75,732

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

In the first and second quarter of 2012, an aggregate of 2,700,000 Series B Warrants were exercised. For the exercise of these warrants, we issued 2,700,000 shares of our common stock and 2,700,000 Series A Warrants with an initial exercise price of $1.40 per share and received gross proceeds of $3,375,000. The remaining 5,300,000 Series B Warrants expired unexercised by their terms on May 2, 2012.

In the third quarter of 2012, an aggregate of 1,445,400 Series A Warrants were exercised. For the exercise of these warrants, we issued 1,445,400 shares of our common stock and received gross proceeds of $977,900 and $1,045,660 in the third and fourth quarter of 2012 respectively.

The assumptions used for the Monte Carlo simulation model to value the Series A Warrants at September 30, 2012 are as follows:

Risk-free interest rate per year	0.5%
Expected volatility per year	95.3%
Expected dividend yield	0%
Expected life in years	4.2

The use of a Monte Carlo simulation model requires the input of additional subjective assumptions including the progress of our R&D programs and its affect on potential future financings.

The following table is a summary of the changes in fair value of warrant liability for the Series A Warrants for the three-month period ended September 30, 2012:

	Series A
	Number of Warrants	Fair value $
Balance at June 30, 2012	10,700,000	$5,390,018
Less exercised	(1,445,400)	(728,106)
Changes in fair value	—	9,586,748

Balance at September 30, 2012	9,254,600	$14,248,660

The following table is a summary of our outstanding warrants and fair value of our warrant liability as of September 30, 2012:

Warrants	Number Outstanding	Exercise Price ($) per share	Fair value
Warrants issued in 2008	1,034,483	23.00	$129,785
Warrants issued in 2009	400,000	15.00	104,703
Series A Warrants	9,254,660	1.40	14,248,660

Total	10,689,143		$14,483,148

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

Note 9. Common Stock

In the third quarter of 2012, we sold a total of 7,956,061 shares of our common stock at an average price per share of $2.10 for gross proceeds of approximately $16,738,000. The shares were sold under a sales agreement entered into in June 2009 and the sales agent is paid compensation equal to 3% of gross proceeds pursuant to the terms of the agreement. The shares were offered under our shelf registration statement previously filed with, and declared effective by, the SEC.

In the first and second quarters of 2012, an aggregate of 2,700,000 Series B Warrants were exercised and we received gross proceeds of $3,375,000. The remaining 5,300,000 Series B Warrants expired unexercised by their terms on May 2, 2012. For the exercise of these warrants, we issued 2,700,000 shares of our common stock and 2,700,000 Series A Warrants. The Series A Warrants have an initial exercise price of $1.40 per share and will expire on the fifth anniversary of the closing date of the initial financing transaction in December 2011.

In the third quarter of 2012, an aggregate of 1,445,400 Series A Warrants were exercised. For the exercise of these warrants, we issued 1,445,400 shares of our common stock and received gross proceeds of $977,900 and $1,045,660 in the third and fourth quarters of 2012 respectively.

Note 10. California Institute for Regenerative Medicine Funding Program

In July 2012, the California Institute for Regenerative Medicine (CIRM) approved an award to us for up to $20 million under CIRM’s Disease Team Therapy Development Award program (RFA 10-05). The award is to fund preclinical development of our HuCNS-SC cells in cervical spinal cord injury over a maximum four-year period, with the goal of filing an investigational new drug application (IND) in that time.

In September 2012, CIRM approved a second award to us for up to $20 million under RFA 10-05. The award is to fund preclinical development of our proprietary HuCNS-SC cells in Alzheimer’s disease over a maximum four-year period, with the goal of filing an IND in that time.

Funding to for-profit companies under RFA 10-05 is expected to be structured as forgivable loans, in accordance with mutually agreed upon terms and conditions and CIRM regulations. As of September 30, 2012, we and CIRM were in discussions regarding the terms and conditions of the funding, and no funds had yet been disbursed to us from CIRM.

Note 11. Subsequent Events

Subsequent to the end of the third quarter, 688,171 Series A Warrants were exercised at an exercise price of $1.40 per share. We will receive gross proceeds of approximately $963,000 and issue 688,171 shares of our common stock.

In October 2012, we sold a total of 1,691,410 shares of our common stock at an average price per share of $2.20 for gross proceeds of approximately $3,714,000. The shares were sold under a sales agreement entered into in June 2009 and the sales agent is paid compensation equal to 3% of gross proceeds pursuant to the terms of the agreement. The shares were offered under our shelf registration statement previously filed with, and declared effective by, the SEC.

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

Overview

The Company

We are engaged in researching, developing, and commercializing stem cell therapeutics and enabling tools and technologies for stem cell-based research and drug discovery and development. Our research and development (R&D) programs are primarily focused on identifying and developing potential cell-based therapeutics which can either restore or support organ function. In particular, since we relocated our corporate headquarters to California in 1999, our R&D efforts have been directed at refining our methods for identifying, isolating, culturing, and purifying the human neural stem cell and developing this cell as potential cell-based therapeutics for the central nervous system (CNS). In our CNS Program, our HuCNS-SC® product candidate (purified human neural stem cells) is currently in clinical development for several indications—Pelizeaus-Merzbacher Disease (PMD), which is a myelination disorder in the brain, chronic spinal cord injury and dry age-related macular degeneration (AMD). In February 2012, we completed a four-patient Phase I clinical trial in PMD. Results from this trial showed preliminary evidence of durable and progressive donor-derived myelination in all four patients. In addition, there were measurable gains in neurological function in three of the four patients, with the fourth patient clinically stable. The trial results were published in October 2012 in Science Translational Medicine, a peer review scientific journal. We are conducting a Phase I/II clinical trial for the treatment of chronic spinal cord injury. This trial is being conducted in Switzerland under authorization from Swissmedic, and represents the first time that neural stem cells have been transplanted as a potential therapeutic agent for spinal cord injury. We completed the enrollment and dosing of the first patient cohort, all of whom had complete spinal cord injuries, in December 2011, and in September 2012, presented interim six-month data from this cohort. The data continues to demonstrate a favorable safety profile, and shows considerable gains in sensory function in two of the three patients compared to pre-transplant baselines; the third patient remains stable. Also, in September 2012, the first patient with an incomplete spinal cord injury was enrolled and dosed with our proprietary HuCNS-SC cells. In June 2012, we initiated a Phase I/II clinical trial in dry AMD, and in October 2012, the first patient in this trial was enrolled and dosed. We previously completed a Phase I clinical trial in infantile and late infantile neuronal ceroid lipofuscinosis (NCL), and the data from that trial showed that our HuCNS-SC cells were well tolerated and non-tumorigenic, and that there was evidence of engraftment and long-term survival of the transplanted HuCNS-SC cells. In the second quarter of 2012, the California Institute for Regenerative Medicine (CIRM) approved two awards to us for up to $20 million each over a maximum four-year period to fund preclinical development of our HuCNS-SC cells for cervical spinal cord injury and for Alzheimer’s disease, with the goal of filing an investigational new drug application for each indication in that time. Funding from the awards are expected to be in the form of forgivable loans, the terms and conditions of which must be mutually agreed by CIRM and us. In October 2011, we formed a wholly-owned subsidiary to focus on both the therapeutic and research tool applications of our human liver engrafting cells (hLEC) technologies and to serve as an investment vehicle for those interested in a “pure play” liver cell company. For a brief description of our significant therapeutic research and development programs see Overview “Research and Development Programs” in the Business Section of Part I, Item 1 of our Form 10-K for the year ended December 31, 2011.

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

The research markets served by our tools and technologies products are highly competitive, complex and dynamic. Technological advances and scientific discoveries have accelerated the pace of change in biological research, and stem cell technologies have been evolving particularly fast. We compete mainly by focusing on specialty media and antibody reagent products and cell-based assays, which are custom designed for use in stem cell-based research, where we believe our expertise, intellectual property and reputation give us competitive advantage. We believe that, in this particular market niche, our products and technologies offer customers specific advantages over those offered by our competitors. We compete by offering innovative, quality-controlled products, consistently made and designed to produce reproducible results. We continue to make investments in research and development, quality management, quality improvement, and product innovation. We cannot assure you that we will have sufficient resources to continue to make such investments. For the three month period ended September 30, 2012, we generated revenues from the sale of specialty cell culture products of approximately $203,000. We can give no assurances that we will be able to continue to generate such revenues in the future.

Significant Events

In July 2012, we presented preclinical data demonstrating that our proprietary human neural stem cells restored memory and enhanced synaptic function in two animal models relevant to Alzheimer’s disease. Importantly, these results did not require reduction in beta amyloid or tau, substances that accumulate in the brains of patients with Alzheimer’s disease and account for the pathological hallmarks of the disease. The data was presented at the Alzheimer’s Association International Conference 2012 in Vancouver, Canada.

In July 2012, CIRM approved an award to us for up to a $20 million under the Disease Team Therapy Development Award program (RFA 10-05). The award is to fund preclinical development of our HuCNS-SC cells in cervical spinal cord injury over a maximum four-year period, with the goal of filing an IND in that time. Funding under the award is expected to be in the form of forgivable loans, the terms and conditions for which must be mutually agreed by CIRM and us.

In July 2012, the Japan Patent Office granted us Patent Number 5007003 which broadly covers the prospective isolation and enrichment of neural stem and progenitor cells using antibody selection, as well as the use of these cells to treat disorders of the central nervous system. Some of the more noteworthy claims in this patent include methods for isolating human neural stem cells, as well as compositions of matter comprising enriched neural stem cells, such as our proprietary HuCNS-SC cells, and the use of enriched neural stem cells as a medicament for the treatment of neurodegenerative diseases, acute brain injury and dysfunction of the central nervous system. The term of this patent extends into 2020.

In September 2012, we presented interim six-month data from the first patient cohort in our Phase I/II clinical trial of our HuCNS-SC cells for chronic spinal cord injury. The first patient cohort all have no sensory or motor function below the level of injury and are considered to have complete spinal cord injuries. The interim data continues to demonstrate a favorable safety profile, and showed considerable gains in sensory function in two of the three patients compared to pre-transplant baselines; the third patient remained stable. The data was presented at the 51st Annual Scientific Meeting of the International Spinal Cord Society in London, England.

Also in September 2012, the first patient with an incomplete spinal cord injury was enrolled and dosed in our Phase I/II clinical trial in chronic spinal cord injury. This is the first patient in the second cohort of the trial, which will be comprised of four patients who retain some sensory function below the level of trauma and are therefore considered to have an incomplete injury.

In September 2012, CIRM approved a second disease team award to us for up to $20 million under RFA 10-05. This second award is to fund preclinical development of our HuCNS-SC cells in Alzheimer’s disease over a maximum four-year period, with the goal of filing an IND in that time. Funding for this award is also expected to be in the form of a forgivable loan, the terms and conditions for which must be mutually agreed by CIRM and us.

In October 2012, the first patient in our Phase I/II clinical trial in dry age-related macular degeneration (AMD) was enrolled and dosed. AMD afflicts approximately 30 million people worldwide and is the leading cause of vision loss and blindness in people over 55 years of age. Our preclinical data, which was published in the peer reviewed European Journal of Neuroscience, demonstrated that our HuCNS-SC cells protect host photoreceptors and preserve vision in a well-established animal model of retinal disease. Moreover, the number of cone photoreceptors remained constant over an extended period, consistent with the sustained visual acuity and light sensitivity observed in the study. In humans, degeneration of the cone photoreceptors accounts for the unique pattern of vision loss in dry AMD.

In October 2012, two papers reporting clinical and preclinical data demonstrating the therapeutic potential of our proprietary HuCNS-SC cells for a range of myelination disorders were published in Science Translational Medicine, the peer review journal of the American Association for the Advancement of Science. The first paper summarized the data from our Phase I trial in Pelizeus-Merzbacher Disease (PMD), which showed preliminary evidence of progressive and durable donor cell-derived myelination in all four patients transplanted with HuCNS-SC cells. Three of the four patients showed modest gains in neurological function; the fourth patient remained stable. These gains may represent signals of a clinical effect from the HuCNS-SC cells and warrant further investigation in a controlled trial. The second paper demonstrated that transplantation of our neural stem cells in an animal model of severe myelin deficiency results in new, functional myelin. Sophisticated analytical techniques were used to confirm that changes measured by magnetic resonance images were in fact derived from new human myelin generated by the transplanted HuCNS-SC cells and these results supported the use of similar techniques to detect and evaluate the degree of myelination in our Phase I PMD trial.

In October 2012, we were issued U.S. Patent Number 8,283,164 which broadly covers purified populations of human liver cells, including our human liver engrafting cells (hLEC). The hLEC cells were first isolated by our researchers in the late 1990s, and our scientists have repeatedly demonstrated the cells’ engraftment and robust bioactivity in vivo and that they are expandable. While our hLEC cells are purified from donated adult livers not suitable for transplant, the newly issued’ 164 patent claims cells independent of tissue source, and therefore, has potential relevance to those deriving liver cells from induced pluripotent or embryonic stem cell platforms. The term of the’ 164 patent extends into 2022.

In October 2012, we launched four new SC Proven human neural stem cell kits for use in neuroscience research. Each kit will contain high purity, multipotent neural stem cells derived from a different area of the human central nervous system, and will provide researchers with a reproducible and scalable serum-free platform with which to perform a broad range of assays. With these kits, researchers will now have the ability to compare and contrast the biological, functional and neural differentiation properties of human neural stem cells isolated from specific regions of the central nervous system, as well as to screen for the effects of different compounds on such cells.

In October 2012 we partnered with an UK-based biomedical company, to develop and commercialize a range of cell lines and reagents to facilitate iPS cell-based research for regenerative medicine applications. The first product under the partnership, an “ultra-primary” human fibroblast cell line from which researchers can generate iPS cell lines, was launched under the SC Proven brand.

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

We review our valuation assumptions at each grant date and, as a result, our assumptions in future periods may change. As of September 30, 2012, we expect to recognize approximately $2,835,000 of compensation expense related to unvested stock-based awards over a weighted-average period of 1.9 years. See also Note 5, “Stock-Based Compensation,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

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

Management forms its best estimate on a quarterly basis, after considering actual sublease activity, reports from our broker/realtor about current and predicted real estate market conditions in Rhode Island, the likelihood of new subleases in the foreseeable future for the specific facility and significant changes in the actual or projected operating expenses of the property. We discount the projected net outflow over the term of the leasehold to arrive at the present value, and adjust the reserve to that figure. The estimated vacancy rate for the facility is an important assumption in determining the reserve because changes in this assumption have the greatest effect on estimated sublease income. In addition, the vacancy rate estimate is the variable most subject to change, while at the same time it involves the greatest judgment and uncertainty due to the absence of highly predictive information concerning the future of the local economy and future demand for specialized laboratory and office space in that area. The average vacancy rate of the facility over the last nine years (2003 through 2011) was approximately 73%, varying from 62% to 89%. As of September 30, 2012, based on current information available to management, the vacancy rate is projected to be approximately 71% for 2012 and 89% in 2013 (the lease ends on June 30, 2013). These estimates are based on actual occupancy as of September 30, 2012, predicted lead time for acquiring new subtenants, historical vacancy rates for the area, and assessments by our broker/realtor of future real estate market conditions. Due to the short time remaining on the lease period, the reserve assumes no additional tenants from 2012 to the end of the lease. If the assumed operating expenses for the remainder of the lease had been 5% higher or lower at September 30, 2012, then the reserve would have increased or decreased by approximately $25,000. Management does not wait for specific events to change its estimate, but instead uses its best efforts to anticipate them on a quarterly basis. See Note 6 “Wind-Down Expenses,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

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

Warrant Liability

We account for our warrants in accordance with U.S. GAAP which defines how freestanding contracts that are indexed to and potentially settled in a company’s own stock should be measured and classified. Authoritative accounting guidance prescribes that only warrants issued by us under contracts that cannot be net-cash settled, and are both indexed to and settled in our common stock, can be classified as equity. As part of both our November 2008 and November 2009 financings, we issued warrants with five year terms to purchase 1,034,483 and 400,000 shares of our common stock at $23.00 and $15.00 per share, respectively. As part of our December 2011 financing, we issued Series A Warrants with a five year term to purchase 8,000,000 shares at $1.40 per share and Series B Warrants with a ninety trading day term to purchase 8,000,000 units at $1.25 per unit. Each unit underlying the Series B Warrants consisted of one share of our common stock and one Series A warrant. In the first and second quarter of 2012, an aggregate of 2,700,000 Series B Warrants were exercised. For the exercise of these warrants, we issued 2,700,000 shares of our common stock and 2,700,000 Series A Warrants with an exercise price of $1.40 per share. The remaining 5,300,000 Series B Warrants expired unexercised by their terms on May 2, 2012. As terms of the warrants issued in 2008 and 2009, as well as the Series A and Series B warrants, do not meet the specific conditions for equity classification, we are required to classify the fair value of these warrants as a liability, with subsequent changes in fair value to be recorded as income (loss) on change in fair value of warrant liability. The fair value of the warrants issued in the 2008 and 2009 financings is determined using the Black-Scholes-Merton (Black-Scholes) option pricing model and the fair value of the Series A and Series B Warrants is determined using a Monte Carlo simulation model (see Note 8, “Warrant Liability”). The fair value is affected by changes in inputs to these models including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. The use of a Monte Carlo simulation model requires input of additional assumptions including the progress of our R&D programs and its affect on potential future financings. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability.

Revenue Recognition

We currently recognize revenue resulting from the licensing and use of our technology and intellectual property, from government grants, from services provided to third parties, and from product sales. Licensing agreements may contain multiple elements, such as upfront fees, payments related to the achievement of particular milestones and royalties. Revenue from upfront fees for licensing agreements that contain multiple elements are generally deferred and recognized on a straight-line basis over the term of the agreement. Fees associated with substantive at risk performance-based milestones are recognized as revenue upon completion of the scientific or regulatory event specified in the agreement, and royalties received are recognized as earned. Revenue from licensing agreements is recognized net of a fixed percentage due to licensors as royalties. Grant revenue from government agencies are funds received to cover specific expenses and are recognized as earned upon either the incurring of reimbursable expenses directly related to the particular research plan or the completion of certain development milestones as defined within the terms of the relevant collaborative agreement or grant. Revenue from services provided to third parties is recognized when we have performed the agreed upon services. Revenue from product sales are recognized when the product is shipped and the order fulfilled.

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

We acquired the operations of SCS on April 1, 2009, and have consolidated such operations since that date.

Revenue and Cost of Product Sales

Revenue for the three and nine-month periods ended September 30, 2012, as compared with the same period in 2011, is summarized in the table below:

	Three months ended, September 30		Change in 2012 versus 2011		Nine months ended, September 30		Change in 2012 versus 2011
	2012	2011	$	%	2012	2011	$	%
Revenue:
Licensing agreements, grants and other	$60,739	$41,265	$19,474	47%	$471,501	$162,614	$308,887	190%
Product sales	203,256	182,321	20,935	11%	685,364	516,536	168,828	33%

Total revenue	263,995	223,586	40,409	18%	1,156,865	679,150	477,715	70%
Cost of product sales	71,891	60,501	11,390	19%	208,127	167,390	40,737	24%

Gross profit	$192,104	$163,085	$29,019	18%	$948,738	$511,760	$436,978	85%

Third quarter ended September 30, 2012 versus third quarter ended September 30, 2011. Total revenue in the third quarter of 2012 was approximately $264,000, which was 18% higher than total revenue of approximately $224,000 in the third quarter of 2011. In the third quarter of 2012, revenue from product sales was approximately $203,000, which was 11% higher, compared to the same period in 2011. This increase was primarily attributable to increased unit volumes in our SC Proven line of media and reagents. Licensing, grant and other revenue in the third quarter of 2012 totaled approximately $61,000, which was 47% higher compared to the same period in 2011. The increase was primarily attributable to revenue from services provided to third parties.

Nine-month period ended September 30, 2012 versus nine-month period ended September 30, 2011. Total revenue in the nine-month period ended September 30, 2012 was approximately $1,157,000, which was 70% higher than total revenue of approximately $679,000 in the same period of 2011. In the nine-month period ended 2012, revenue from product sales was approximately $685,000, which was 33% higher, compared to the same period in 2011. This increase was primarily attributable to increased unit volumes in our SC Proven line of media and reagents. Licensing, grant and other revenue in the nine-month period ended 2012 totaled approximately $472,000, which was 190% higher compared to the same period in 2011. This increase was primarily attributable to licensing fees from a license agreement with genOway, under which we granted genOway a worldwide exclusive license to our IRES technology for use in the development and commercialization of genetically engineered mice.

Operating Expenses

Operating expenses for the three and nine-month periods ended September 30, 2012, as compared with the same period in 2011, is summarized in the table below:

	Three months ended, September 30		Change in 2012 versus 2011		Nine months ended, September 30		Change in 2012 versus 2011
	2012	2011	$	%	2012	2011	$	%
Operating expenses:
Research & development	$3,478,142	$4,524,334	$(1,046,192)	(23)%	$11,165,599	$15,103,845	$(3,938,246)	(26)%
Selling, general & administrative	1,636,438	1,733,229	(96,791)	(6)%	5,336,105	5,912,220	(576,115)	(10)%
Wind-down expenses	154,742	68,694	86,048	125%	199,799	258,749	(58,950)	(23)%

Total operating expenses	$5,269,322	$6,326,257	$(1,056,935)	(17)%	$16,701,503	$21,274,814	$(4,573,311)	(22)%

Research and Development Expenses

Our R&D expenses consist primarily of salaries and related personnel expenses, costs associated with clinical trials and regulatory submissions, costs associated with preclinical activities such as toxicology studies, costs associated with cell processing and process development, certain patent-related costs such as licensing, facilities related costs such as depreciation, lab equipment and supplies. Clinical trial expenses include payments to vendors such as clinical research organizations, contract manufacturers, clinical trial sites, laboratories for testing clinical samples and consultants. Cumulative R&D costs incurred since we refocused our activities on developing cell-based therapeutics (fiscal years 2000 through the nine months ended September 30, 2012) were approximately $163 million. Over this period, the majority of these cumulative costs were related to: (i) characterization of our proprietary HuCNS-SC cells, (ii) expenditures for toxicology and other preclinical studies, preparation and submission of applications to regulatory agencies to conduct clinical trials and obtaining regulatory clearance to initiate such trials, all with respect to our HuCNS-SC cells, (iii) preclinical studies and development of our human liver engrafting cells, (iv) costs associated with cell processing and process development, and (v) costs associated with our clinical studies.

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

Third quarter ended September 30, 2012 versus third quarter ended September 30, 2011. R&D expenses totaled approximately $3,478,000 in the third quarter of 2012 compared with $4,524,000 in the third quarter of 2011. The decrease of 23%, or approximately $1,046,000, in 2012 compared to 2011, was primarily attributable to (i) a decrease of approximately $211,000 in personnel expenses, (ii) a decrease of approximately $67,000 in operating expenses at our U.K. operations as we consolidated our activities at the site, (iii) a decrease in facilities expense of approximately $296,000 attributable to the relocation of our corporate headquarters and core research activities in July 2011; the third quarter of 2011 includes facilities expense from the previous lease which expired on August 31, 2011, (iv) a decrease of approximately $378,000 in external services and clinical studies; the third quarter of 2011 includes higher external services expenses primarily related to continuing preclinical studies of our HuCNS-SC cells for retinal disorders, other potential indications and quality tests of our working cell banks, and (v) a decrease in other operating expenses of approximately $94,000.

Nine-month period ended September 30, 2012 versus nine-month period ended September 30, 2011. R&D expenses totaled approximately $11,166,000 in the nine-month period ended September 30, 2012 compared with $15,104,000 for the same period in 2011. The decrease of 26%, or approximately $3,938,000, in 2012 compared to 2011, was primarily attributable to (i) a decrease of approximately $1,136,000 in personnel expenses due to the reduction in workforce effected in May 2011, (ii) a decrease of approximately $316,000 in operating expenses at our U.K. operations as we consolidated our activities at the site, (iii) a decrease in facilities expense of approximately $922,000 attributable to the relocation of our corporate headquarters and core research activities in July 2011; the nine-month period of 2011 includes facilities expense from the previous lease which expired on August 31, 2011, (iv) a decrease of approximately $1,103,000 in external services and clinical studies; the nine-month period of 2011 includes higher external services expenses primarily related to continuing preclinical studies of our HuCNS-SC cells for retinal disorders, other potential indications and quality tests of our working cell banks, and (v) a decrease in supplies and other operating expenses of approximately $461,000.

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

Third quarter ended September 30, 2012 versus third quarter ended September 30, 2011. SG&A expenses totaled approximately $1,636,000 in the third quarter of 2012 compared with approximately $1,733,000 in the third quarter of 2011. The decrease of approximately $97,000, or 6%, in 2012 compared to 2011, was primarily attributable to a decrease in facilities expense attributable to the relocation of our corporate headquarters in July 2011; the third quarter of 2011 includes facilities expense from the previous lease which expired on August 31, 2011.

Nine-month period ended September 30, 2012 versus nine-month period ended September 30, 2011. SG&A expenses totaled approximately $5,336,000 in the nine-month period ended September 30 2012 compared with approximately $5,912,000 in the same period of 2011. The decrease of approximately $576,000, or 10%, in 2012 compared to 2011, was primarily attributable to (i) a decrease of approximately $179,000 in personnel expenses primarily due to the reduction in workforce effected in May 2011, (ii) a decrease of approximately $242,000 in external services and (iii) a decrease in facilities expense of approximately $163,000 attributable to the relocation of our corporate headquarters in July 2011; the third quarter of 2011 includes facilities expense from the previous lease which expired on August 31, 2011. The above decreases were partially offset by an increase in other operating expenses of approximately $8,000.

Wind-down Expenses

In 1999, in connection with exiting our former research facility in Rhode Island, we created a reserve for the estimated lease payments and operating expenses related to it. The reserve has been re-evaluated and adjusted based on assumptions relevant to real estate market conditions and the estimated time until we could either fully sublease, assign or sell our remaining interests in the property. The reserve was approximately $2,135,000 at December 31, 2011. Payments net of subtenant income of approximately $300,000, $280,000 and $284,000 for the first, second and third quarter of 2012 respectively were recorded against this reserve. We re-evaluated the estimate at the end of each quarter in 2012 and adjusted the reserve to approximately $1,318,000 by recording in aggregate, additional wind-down expenses of approximately $200,000. For the similar period in 2011, payments recorded against the reserve were approximately $317,000, $301,000 and $308,000 for the first, second and third quarter respectively, and to adjust the reserve, we recorded in aggregate additional wind-down expenses of approximately $259,000. Expenses for this facility will fluctuate based on changes in tenant occupancy rates and other operating expenses related to the lease. Even though it is our intent to sublease, assign, sell, or otherwise divest ourselves of our interests in the facility at the earliest possible time, we cannot determine with certainty a fixed date by which such events will occur. In light of this uncertainty, based on estimates, we will periodically re-evaluate and adjust the reserve, as necessary. See Note 6 “Wind-down expenses,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

Other Income (Expense)

Other expense totaled approximately $11,260,000 in the third quarter of 2012 compared with other income of $1,829,000 in the same period of 2011, and other expense of $9,980,000 for the nine-month period ended September 30, 2012 compared with other income of approximately $6,646,000 for the nine-month period ended September 30, 2011.

	Three months ended, September 30		Change in 2012 versus 2011		Nine months ended, September 30		Change in 2012 versus 2011
	2012	2011	$	%	2012	2011	$	%
Other income (expense):
Change in fair value of warrant liability	$(11,239,465)	$1,697,194	$(12,936,659)	(762)%	$(9,974,685)	$6,500,377	$(16,475,062)	(253)%
Realized gain on sale of marketable securities	—	—	—	—	—	83,750	(83,750)	(100)%
Interest income	2,372	3,514	(1,142)	(33)%	9,393	11,332	(1,939)	(17)%
Interest expense	(11,392)	(16,585)	5,193	(31)%	(40,014)	(56,585)	16,571	(29)%
Other income (expense), net	(11,087)	144,697	(155,784)	(108)%	25,364	107,400	(82,036)	(76)%

Total other income (expense)	$(11,259,572)	$1,828,820	$(13,088,392)	(716)%	$(9,979,942)	$6,646,274	$(16,626,216)	(250)%

Change in Fair Value of Warrant Liability

We record changes in fair value of warrant liability as income or loss in our Consolidated Statements of Operations. We have warrants outstanding which were issued as part of several transactions since 2008 and have classified all these warrants as a liability. The fair value of the outstanding warrants is determined using various option pricing models, such as the Black-Scholes-Merton (Black-Scholes) option pricing model and a Monte Carlo simulation model, and is affected by changes in inputs to the various models, including our stock price, expected stock price volatility, the contractual term and the risk-free interest rate. The use of a Monte Carlo simulation model requires input of additional subjective assumptions including the progress of our R&D programs and its affect on potential future financings. The fair value of the warrant liability is revalued at the end of each reporting period. See Note 8 “Warrant Liability” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

Interest Income

Interest income in the three and nine-month period ended September 30, 2012 and 2011 were not significant due to low average yields.

Interest Expense

Interest expense decreased by approximately $5,000 or 31% in the third quarter of 2012, and $17,000 or 29% for the nine-month period ended September 30, 2012, when compared to the same periods in 2011. Interest expense is primarily for outstanding debt and capital lease balances. See Note 7 “Commitment and Contingencies,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

Other income (expense), net

Other expense for the third quarter of 2012 is primarily for state franchise taxes and other income for the nine-month period ended September 30, 2012 includes approximately $63,000 of R&D tax credits due to our wholly-owned subsidiary Stem Cell Sciences (U.K.) Ltd. The above income was offset by other expenses primarily related to state franchise taxes. Other income for the three and nine month periods in 2011 include the receipt of approximately $150,000 as a break-up fee paid to us upon the expiration of an exclusivity period granted to a potential licensee, which was partially offset by other expenses, primarily state franchise taxes.

Liquidity and Capital Resources

Since our inception, we have financed our operations through the sale of common and preferred stock, the issuance of long-term debt and capitalized lease obligations, revenue from collaborative agreements, research grants, license fees, and interest income.

	September 30, 2012	December 31, 2011	Change
			$	%
Cash and cash equivalents	$15,712,688	$13,311,261	$2,401,427	18%

In summary, our cash flows were:

	Nine months ended September 30,		Change in 2012 versus 2011
	2012	2011	$	%
Net cash used in operating activities	$(14,949,810)	$(16,845,564)	$1,895,754	(11)%
Net cash used in investing activities	$(2,767,662)	$(5,378,064)	$2,610,402	(49)%
Net cash provided by financing activities	$20,131,310	$9,852,060	$10,279,250	104%

Net Cash Used in Operating Activities

Net cash used in operating activities in the nine-month period ended September 30, 2012 decreased by approximately $1,896,000, or 11%, when compared to the same period of 2011. Cash used in operating activities is primarily driven by our net loss as adjusted for non-cash charges and differences in the timing of operating cash flows.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities decreased by approximately $2,610,000, or 49%, from 2011 to 2012. The decrease was primarily attributable to (i) a decrease in net purchases of short-term marketable debt securities of approximately $2,342,000 and (ii) a decrease in net capital expenditures of approximately $268,000.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the nine-month period ended September 30, 2012 increased by approximately $10,279,000, or 104%, compared to the same period in 2011.

For the nine months ended September 30, 2012, we had the following significant financing transactions:

•

Sale of 7,956,061 shares of our common stock at an average price per share of $2.10 for gross proceeds of approximately $16,738,000. These sales were made under a sales agreement entered into in June 2009 and the sales agent is paid compensation equal to 3% of gross proceeds pursuant to the terms of the agreement. The shares were offered under our shelf registration statement previously filed with, and declared effective by, the SEC.

•

An aggregate of 1,800,000 Series B Warrants were exercised and we received gross proceeds of $2,250,000. The remaining 5,300,000 Series B Warrants expired unexercised by their terms on May 2, 2012. For the exercise of these warrants, we issued 1,800,000 shares of our common stock and 1,800,000 Series A Warrants. The Series A Warrants have an initial exercise price of $1.40 per share and will expire on the fifth anniversary of the closing date of the initial financing transaction in December 2011.

•

An aggregate of 1,445,400 Series A Warrants were exercised. For the exercise of these warrants, we issued 1,445,400 shares of our common stock and received gross proceeds of $977,900 and $1,045,660 in the third and fourth quarter of 2012 respectively.

For the similar period in 2011, we had the following significant transactions:

•

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

•

Sale of 423,216 shares of our common stock at an average price per share of $2.58 for gross proceeds of approximately $1,093,000. These shares were sold under a sales agreement entered into in June 2009 and the sales agent is paid compensation equal to 3% of gross proceeds pursuant to the terms of the agreement. The shares were offered under a shelf registration previously filed with, and declared effective by, the SEC.

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

We intend to pursue opportunities to obtain additional financing in the future through equity and debt financings, grants and collaborative research arrangements. In November 2010, we filed with the SEC, and the SEC declared effective, a universal shelf registration statement which permits us to issue up to $100 million worth of registered debt and equity securities. As of October 30, 2012, we had approximately $26 million under this universal shelf registration statement available for issuing debt or equity securities. Under this effective shelf registration, we have the flexibility to issue registered securities, from time to time, in one or more separate offerings or other transactions with the size, price and terms to be determined at the time of issuance. Registered securities issued using this shelf may be used to raise additional capital to fund our working capital and other corporate needs, for future acquisitions of assets, programs or businesses, and for other corporate purposes.

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

In December 2010, we entered into a commercial lease agreement with BMR-Gateway Boulevard LLC (“BMR”), as landlord, for approximately 43,000 square feet of office and research space at BMR’s Pacific Research Center in Newark, California. The initial term of the lease is approximately eleven and one-half years, and we relocated our corporate headquarters and core research activities from a facility located at the Stanford Research Park in Palo Alto, California, to this facility in July 2011. The lease for the Palo Alto facility expired on August 31, 2011. We will pay approximately $17,869,000 in aggregate as rent over the term of the lease, which we recognize as operating lease expense on a straight-line basis. Deferred rent was approximately $1,374,000 as of September 30, 2012, and approximately $1,301,000 as of December 31, 2011. We constructed laboratories, offices and related infrastructure within the leased space during the first several months of the lease. As part of the lease, BMR has agreed to provide various financial allowances so that we can build initial and future laboratories, offices and other improvements, subject to customary terms and conditions relating to landlord-funded tenant improvements. As part of the lease, we have, until January 2013, an option to lease up to an additional 30,000 square feet in the building.

Operating Leases — Rhode Island

We entered into a fifteen-year lease agreement for a scientific and administrative facility (SAF) in Rhode Island in connection with a sale and leaseback arrangement in 1997. The lease term expires June 30, 2013 and includes escalating rent payments which we recognize on a straight-line basis. Deferred rent expense for this facility was approximately $299,000 at September 30, 2012 and $452,000 at December 31, 2011, and is included as part of the wind-down accrual on the accompanying condensed consolidated balance sheets. For the year 2012, we expect to pay approximately $1,172,000 in operating lease payments and estimated operating expenses of approximately $690,000, before receipt of sub-tenant income and we expect to receive, in aggregate, approximately $412,000 in sub-tenant rent and operating expenses. As a result of the above transactions, our estimated cash outlay net of sub-tenant rent for the SAF will be approximately $1,450,000 for 2012.

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

Contractual Obligations

In the table below, we set forth our legally binding and enforceable contractual cash obligations at September 30, 2012:

	Total Obligations at September 30, 2012	Payable in (October to December) 2012	Payable in 2013	Payable in 2014	Payable in 2015	Payable in 2016	Payable in 2017 and Beyond
Operating lease payments(1)	$17,945,016	$767,557	$2,538,660	$1,529,890	$1,581,352	$1,627,668	$9,899,889
Capital lease payment (equipment)	23,560	$2,019	$8,078	$8,078	$5,385	—	—
Bonds Payable (principal & interest)(2)	434,249	59,804	237,593	136,852	—	—	—

Total contractual cash obligations	$18,402,825	$829,380	$2,784,331	$1,674,820	$1,586,737	$1,627,668	$9,899,889

(1)	Operating lease payments exclude space-sharing and sub-lease income (see “Off-Balance Sheet Arrangements — Operating Leases” above for further information), but include rent payments for our Rhode Island facility that are included as part of our “Accrued wind-down expenses” in our condensed consolidated financial statements. See Note 6, “Wind-down expenses” and Note 7, “Commitments and Contingencies” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.
(2)	See Note 7, “Commitments and Contingencies” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

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

We do not have any material unconditional purchase obligations or commercial commitments related to capital expenditures, clinical development, clinical manufacturing, or other external services contracts at September 30, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks at September 30, 2012 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2011 on file with the U.S. Securities and Exchange Commission.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2012, we issued 24,753 shares of restricted common stock under the terms of an agreement with a developer of biological materials in return for certain product rights including an exclusive right of first offer to commercialize the developer’s products as may be developed on or before April 18, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 31.1 —	Certification of Martin McGlynn under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 —	Certification of Rodney K. B. Young under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 —	Certification of Martin McGlynn Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 —	Certification of Rodney K. B. Young Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.1 —	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. (****)

****	Pursuant to Rule 406T of Regulation S-T, the XBRL files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEMCELLS, INC.
(name of Registrant)
November 8, 2012
/s/ Rodney K. B. Young
Rodney K. B. Young
Chief Financial Officer

Exhibit Index

Exhibit 31.1 —	Certification of Martin McGlynn under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 —	Certification of Rodney K. B. Young under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 —	Certification of Martin McGlynn Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 —	Certification of Rodney K. B. Young Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.1 —	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.(****)

****	Pursuant to Rule 406T of Regulation S-T, the XBRL files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.