Form 10-K
period 2012-12-31
STEMCELLS INC
filed 2013-03-21
CIK 883975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-19871

STEMCELLS, INC.

(Exact name of Registrant as specified in its charter)

A Delaware Corporation	94-3078125
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7707 GATEWAY BLVD NEWARK, CA	94560
(Address of principal offices)	(zip code)

Registrant’s telephone number, including area code:

(510) 456-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	NASDAQ Capital Market

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of common stock held by non-affiliates at June 30, 2012: $20,259,263. Inclusion of shares held beneficially by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management policies of the registrant, or that such person is controlled by or under common control with the Registrant.

Common stock outstanding at March 4, 2013: 38,877,586 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2013 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A are incorporated by reference in Part III of this report.

FORWARD LOOKING STATEMENTS

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS AS DEFINED UNDER THE FEDERAL SECURITIES LAWS. ACTUAL RESULTS COULD VARY MATERIALLY. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO VARY MATERIALLY ARE DESCRIBED HEREIN AND IN OTHER DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. READERS SHOULD PAY PARTICULAR ATTENTION TO THE CONSIDERATIONS DESCRIBED IN THE SECTION OF THIS REPORT ENTITLED “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” AS WELL AS ITEM 1A UNDER THE HEADING “RISK FACTORS.” FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE OF THIS REPORT. WE DO NOT UNDERTAKE ANY OBLIGATION TO PUBLICLY UPDATE ANY FORWARD-LOOKING STATEMENTS.

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

Our primary research and development efforts are focused on identifying and developing stem and progenitor cells as potential therapeutic agents. Our lead product development program is our CNS Program, in which we are developing applications for HuCNS-SC® cells, our proprietary human neural stem cell product candidate. We estimate that degenerative conditions of the central nervous system (CNS) currently affect more than 30 million people in the United States.1

We are currently in clinical development with our HuCNS-SC cells for a range of diseases and disorders of the central nervous system. The CNS includes the brain, spinal cord and eye, and we are currently the only stem cell company in clinical development for indications in all three organs comprising the CNS, specifically:

(i)	with respect to the brain,

•

in October 2012, we published in Science Translational Medicine, a peer-reviewed journal, the data from our Phase I clinical trial in Pelizeaus-Merzbacher Disease (PMD), a fatal myelination disorder in the brain. The data showed preliminary evidence of progressive and durable donor cell-derived myelination in all four patients transplanted with HuCNS-SC cells. Three of the four patients showed modest gains in neurological function; the fourth patient remained stable;

•

we have completed a Phase I clinical trial in infantile and late infantile neuronal ceroid lipofuscinosis (NCL, also known as Batten disease), which is a neurodegenerative disorder of the brain. The data from that trial showed that our HuCNS-SC cells were well tolerated, non-tumorigenic, and there was evidence of engraftment and long-term survival of the transplanted HuCNS-SC cells; and

•	we are also conducting preclinical studies of our HuCNS-SC cells in Alzheimer’s disease,

(ii)	with respect to the spinal cord, we are conducting a Phase I/II clinical trial of our HuCNS-SC cells in Switzerland for the treatment of chronic spinal cord injury. In February 2013, we announced that the first patient cohort had completed the trial, and that the data from this first cohort showed multi-segment gains in sensory function in two of the three patients; the third patient remained stable; and

(iii)	with respect to the eye, in June 2012, we initiated a Phase I/II clinical trial for dry age-related macular degeneration (AMD), the most common form of AMD, with the first patient enrolled and dosed in October 2012.

In our tools and technologies programs, we are engaged in developing and commercializing applications of our technologies to enable stem cell-based research. We currently market a range of proprietary cell culture products, research grade human cells, and antibody reagents under the SC Proven® brand. Our cell culture products include iSTEM®, GS1-R®, GS2-M®, RHB-A®, RHB-Basal®, NDiff227™, NDiff® N2, and NDiff

[1]	This estimate is based on information from the Alzheimer’s Association, the Alzheimer’s Disease Education & Referral Center (National Institute on Aging), the National Parkinson Foundation, the National Institutes of Health’s National Institute on Neurological Disorders and Stroke, the Foundation for Spinal Cord Injury Prevention, Care & Cure, the Travis Roy Foundation, the Centers for Disease Control and Prevention, the Wisconsin Chapter of the Huntington’s Disease Society of America, and the Cincinnati Children’s Hospital Medical Center.

N27™ supplements. Our cell lines available for research use include human neural stem cells and hFB101™, ultra primary human fibroblasts for genetic reprogramming. Our antibody reagents include STEM24™, STEM101®, STEM121®, and STEM123®, which can be used for cell detection, isolation and characterization. Academic and industrial laboratories conducting stem cell research need specialized cell culture products and reagents for the derivation, growth, maintenance, and manipulation of stem cells, as well as their detection, isolation and characterization in both in vitro and in vivo models. As this type of research continues to grow, the market for such cell culture products and reagents should also continue to expand. We are seeking to leverage our proprietary technologies, including technologies relating to embryonic stem cells, induced pluripotent stem (iPS) cells, and tissue-derived (adult) stem cells, for use in stem cell-based research. Several of the cell technologies and intellectual property related to our enabling cell technologies programs were acquired in April 2009 through our acquisition of substantially all of the operating assets and liabilities of Stem Cell Sciences Plc (SCS).

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

We are focused on identifying and purifying tissue-derived stem and progenitor cells for use in homologous therapy. Homologous therapy means the use of cells derived from a particular organ to treat a disease of that same organ (for example, use of brain-derived neural stem cells for treatment of CNS disorders). Tissue-derived stem cells are developmentally pre-programmed to become the mature functional cells of the organ from which they were derived. We believe that homologous use of purified, unmodified tissue-derived cells is the most direct way to provide for engraftment and differentiation into functional cells, and should minimize the risk of transplantation or growth of unwanted cell types.

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

Therapeutic Product Development Programs

Overview

The following table summarizes the current status of, and the anticipated initial indications for, our therapeutic product development program. A more detailed discussion of each of these follows the table.

CNS Program	Cell-based therapeutics to restore or preserve function to central nervous system tissue by protecting, repairing or replacing dysfunctional or damaged cells.

Diseases and Disorders of the Brain	Pelizeaus-Merzbacher Disease:

•     Four-patient Phase I clinical trial completed February 2012.

•     Data from the Phase I trial was published in Science Translational Medicine, a peer-reviewed scientific journal, in October 2012 and showed preliminary evidence of new myelin in all four patients, and three of the four patients showed modest gains in neurological function; the fourth patient remained stable. The data also showed that the HuCNS-SC cells, the transplantation procedure, and the immunosuppression were all well tolerated.

•     Demonstrated in vivo proof of principle by showing in the myelin deficient shiverer mouse that transplanted HuCNS-SC cells can:

•     generate and integrate myelin producing oligodendrocytes into the mouse brain; and

•     tightly wrap the mouse nerve axons to form myelin sheath.

Neuronal Ceroid Lipofuscinosis (also known as Batten disease):

•     Six-patient Phase I clinical trial completed in January 2009. Trial results showed that the HuCNS-SC cells, the transplantation procedure, and the immunosuppression were well tolerated and the cells were not tumorigenic, and that there was evidence of engraftment and survival of the transplanted cells.

•     Demonstrated in vivo proof of principle by showing in a mouse model for infantile NCL that transplanted HuCNS-SC cells can:

•     continuously produce the enzyme that is deficient in infantile NCL;

•     protect host neurons from death; and

•     delay the loss of motor function in HuCNS-SC transplanted mice.

Alzheimer’s Disease:

•    In July 2012, reported data that showed our HuCNS-SC cells can restore memory in two mouse models relevant to Alzheimer’s disease.

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

•    In February 2013, reported that the first patient cohort had completed the Phase I/II trial, and that two of the three patients in the first cohort showed multi-segment gains in sensory function; the third patient remained stable. The data also showed that the cells, the transplantation procedure, and the immunosuppression were all well tolerated.

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

•    16-patient Phase I/II clinical trial in dry AMD initiated in June 2012, with first patient enrolled and dosed in October 2012.

•    Demonstrated in vivo proof of principle by showing in the Royal College of Surgeons rat, a widely accepted model for retinal degeneration, that HuCNS-SC cells can:

•    protect photoreceptor cells from death; and

•    prevent or slow loss of vision.

Many neurodegenerative diseases involve the failure of central nervous system tissue (i.e., the brain, spinal cord and eye) due to the loss of functional cells. Our CNS Program is initially focusing on developing clinical applications in which transplanting HuCNS-SC cells would protect or restore organ function of the patient before such function is irreversibly damaged or lost due to disease progression. Our initial target indications are

(i) Pelizeaus-Merzbacher Disease, and more generally, diseases in which deficient myelination plays a central role, such as cerebral palsy or multiple sclerosis; (ii) spinal cord injury; and (iii) disorders in which retinal degeneration plays a central role, such as age-related macular degeneration or retinitis pigmentosa. These disorders affect a significant number of people in the United States and there currently are no effective long-term therapies for them.

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

In February 2012, we completed a Phase I clinical trial in PMD. A total of four patients were transplanted with HuCNS-SC cells and were evaluated periodically over a 12-month period. The study was designed to help detect evidence of new myelin, including by magnetic resonance imaging (MRI) of the brain, changes in neuropsychological tests of development and cognitive function, and clinical changes in neurological function. The trial was conducted at the University of California, San Francisco. In October 2012, we published the results of the trial in Science Translational Medicine, a peer-reviewed journal. The clinical data from this study showed evidence of new myelin in all four patients who were transplanted with HuCNS-SC cells. In addition, three of the four patients showed modest gains in neurological function; the fourth patient remained stable. The data also showed that the cells, the transplantation procedure and the immunosuppression regimen were all well tolerated.

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

Neuronal Ceroid Lipofuscinosis (NCL; also known as Batten disease).

Neuronal ceroid lipofuscinosis, which is often referred to as Batten disease, is a neurodegenerative disease that affects infants and young children. Infantile and late infantile NCL are brought on by inherited genetic mutations which result in either a defective or missing enzyme, leading to the accumulation of cellular waste product in various neuronal cell types. This accumulation eventually interferes with normal cellular and tissue function, and leads to seizures and progressive loss of motor skills, sight and mental capacity. Today, NCL is always fatal.

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

In July 2012, we reported data that showed that our HuCNS-SC cells restored memory and enhanced synaptic function in two animal models relevant to Alzheimer’s disease. This research was a result of a collaboration we entered into with a world renowned leader in Alzheimer’s disease research at the University of California, Irvine (UCI) to study the therapeutic potential of our HuCNS-SC cells in Alzheimer’s disease. Our collaborator’s published research had shown that mouse neural stem cells enhance memory in a mouse model of Alzheimer’s disease, and the goal of the collaboration was to replicate these results using our human neural stem cells.

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

In September 2012 the governing board of the California Institute of Regenerative Medicine (CIRM) approved our application for a Disease Team Therapy Development Research Award for the study of HuCNS-SC cells as a potential treatment for Alzheimer’s disease. Under this disease team program, CIRM would provide up to $20 million in the form of a forgivable loan. Negotiation of the terms and conditions for this loan is on-going.

Previously, in September 2011, CIRM awarded us and our collaborators a Disease Team Therapy Development Planning Award which totaled approximately $100,000.

Diseases and Disorders of the Spinal Cord

According to a recent study initiated by the Christopher and Dana Reeve Foundation, nearly 1.3 million people in the United States are estimated to be living with chronic spinal cord injury. There are no therapies today that can address the paralysis or loss of function caused by a spinal cord injury, but neural stem cells may have the potential to provide a novel therapeutic approach.

We are conducting a Phase I/II clinical trial in Switzerland to evaluate our HuCNS-SC cells as a treatment for chronic spinal cord injury. The trial is being conducted at University Hospital Balgrist in Zurich and was authorized by Swissmedic, the regulatory agency for therapeutic products in Switzerland. A total of twelve patients are expected to enroll in the study, all of whom will be three to twelve months post-injury. The study will follow a progressive study design, beginning with patients with complete injuries and then enrolling patients with incomplete injuries, all as classified by the American Spinal Injury Association Impairment Scale (AIS). In addition to assessing safety, the trial will evaluate preliminary efficacy using defined clinical endpoints, such as changes in sensation, motor function, and bowel/bladder function. In February 2013, we reported that the first patient cohort, all of whom had complete injuries classified as AIS A, had completed the trial, and that data from this first cohort showed that two of the three patients showed multi-segment gains in sensory function compared to pre-transplant baseline. The gains in sensory function were first observed at the six month assessment and persisted to the 12 month assessment. The third patient remained stable. The trial is continuing to enroll patients (in the second cohort) and the first patient with an incomplete injury (classified as AIS B) was enrolled and dosed in September 2012.

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

In July 2012, the governing board of CIRM approved our application for a Disease Team Therapy Development Research Award for the study of HuCNS-SC cells as a potential treatment for cervical spinal cord injury. Under this disease team program, CIRM would have provided up to $20 million in the form of a forgivable loan. However, in March 2013, we elected not to borrow these funds from CIRM.

Diseases and Disorders of the Eye

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

In June 2012, we initiated a Phase I/II clinical trial in dry age-related macular degeneration, the more common form of AMD, and in October 2012, the first patient was enrolled and dosed with HuCNS-SC cells. The trial, which was authorized by the FDA in January 2012, is expected to enroll a total of 16 patients and will evaluate the safety and preliminary efficacy of our HuCNS-SC cells as a treatment for dry AMD. Patients’ vision will be evaluated using conventional methods of ophthalmological assessment at predetermined intervals over a one-year period.

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

Other CNS Collaborations.

We have collaborated on a number of research programs to assess both the in vitro potential of the HuCNS-SC cells and the effects of transplanting HuCNS-SC cells into preclinical animal models. One such collaboration was with researchers at the Stanford University School of Medicine that evaluated our human neural stem cells in animal models of stroke. The results of these studies demonstrated the targeted migration of the cells toward the stroke lesion and differentiation toward the neuronal lineage. Another study with researchers at Stanford’s School of Medicine demonstrated that HuCNS-SC cells labeled with magnetic nanoparticles could non-invasively track the survival and migration of human cells within the brain.

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

Our current range of cell culture products, which are sold under the SC Proven brand, includes iSTEM, GS1-R, GS2-M, RHB-A, RHB-Basal, NDiff N2, and NDiff 227. The following table describes each of these in more detail:

iSTEM	A serum-free, feeder-free medium that maintains mouse embryonic stem cells (ESCs) in their pluripotent “ground state” by using selective small molecule inhibitors to block the pathways which induce differentiation.

RHB-A	A defined, serum-free culture medium for the selective culture of human and mouse neural stem cells and their maintenance and expansion as adherent cell populations.

RHB-Basal	A defined, serum-free basal medium. When supplemented with specific growth factors, this media is specifically formulated for the propagation and differentiation of adherent neural stem cells. RHB-Basal can also be tailored to specific-cell type requirements by the addition of customer preferred supplements.

NDiff N2	A defined serum-free cell culture supplement for the derivation, maintenance, expansion and/or differentiation of human and mouse ESCs and tissue-derived neural stem cells supplement.

NDiff N2-AF	A serum-free and animal component-free version of NDiff N2.

NDiff 227	A defined, serum-free medium for the differentiation of mouse ESCs to neural cell types.

NDiff N27	Defined, serum-free cell culture supplement for the derivation, maintenance, expansion and/or differentiation of human and mouse ESCs induced pluripotent stem (iPS) cells and tissue-derived neural stem cells.

NDiff N27-AF	A serum-free and animal component-free version of NDiff N27.

GS1-R	The first defined, serum-free media formulation shown to enable the derivation and long-term maintenance of true, germline competent rat ESCs without the addition of cytokines or growth factors.

GS2-M	A defined, serum- and feeder-free medium for the derivation and long-term maintenance of true, germline competent mouse iPS cells.

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

We also market a number of human cell lines for use in research, including human neural stem cells derived from different areas of the CNS as well as hFB101, ultra primary human fibroblasts for use in genetic reprogramming and the creation of human IPS cells.

Other products marketed under SC Proven include total cell genomic DNA (gDNA), RNA and protein lysate reagents purified from homogenous stem cell populations for intra-comparative studies, such as Epigenetic fingerprinting, Southern, Western and Northern blots, PCR, RT-PCR, and microarrays. This range of purified stem cell line lysates includes:

•	Mouse ESCs propagated in proprietary SC Proven ‘2i’ inhibitor-based GS2-M™ media; and

•	Mouse ES cell-derived and fetal tissue-derived neural stem cells propagated in proprietary SC Proven RHB-A® media.

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

Operations

Manufacturing

We have made considerable investments in our manufacturing operations. Our team includes world-recognized experts with proven track records in the development, manufacture and delivery of a range of different cell-based products. For clinical trials, our highly-qualified personnel manufacture cell products in clean room environments in compliance with current Good Manufacturing Practice (cGMP) and to quality standards that meet US as well as international regulatory requirements. By combining expertise and experience, we believe our expandable and bankable cell products can ultimately be manufactured and distributed at commercial scale as “stem cells in a bottle,” much like an off-the-shelf pharmaceutical product. We believe we also have sufficient ability to manufacture the cell culture media and reagent products that we are currently selling commercially, and that we have sufficient resources to add additional media and reagent manufacturing capacity should the business need arise.

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

Employees

As of December 31, 2012, we had 49 full-time employees, 9 of whom have Ph.D., M.D. or D.V.M. degrees. 39 full-time employees work in research and development and laboratory support services. No employees are covered by collective bargaining agreements. We consider our employee relations in general to be good.

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

We have exclusive or non-exclusive rights to a portfolio of patents and patent applications related to various stem and progenitor cells and methods of deriving and using them. These patents and patent applications relate to compositions of matter, methods of obtaining such cells, and methods for preparing, transplanting and utilizing these cells. We also own or have exclusive rights to exploit a number of patents that claim tools and techniques important to cell-based research. A number of these patents were acquired from SCS in April 2009. Additional patents were acquired from NsGene A/S, a Danish company, in February 2013. These patents claim GFAP+ Nestin+ precursor cells capable of differentiating into neurons. Among our significant U.S. patents covering stem and progenitor cells are:

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

•

U.S. Patent No. 5,851,832, entitled “In Vitro growth and proliferation of multipotent neural stem cells and their progeny,” which covers methods and compositions of proliferating and expanding human CNS cell cultures; and

•

U.S. Patent No. 6,294,346, entitled “Use of multipotent neural stem cells and their progeny for the screening of drugs and other biological agents,” which describes the use of human neural stem cells as a tool for screening the effects of drugs and other biological agents on such cells, such as small molecule toxicology studies.

Among our significant U.S. patents covering cell-based research tools and technologies are:

•

U.S. Patent Nos. 7,005,299 and 6,150,169, both entitled “Expression of heterologous genes according to a targeted expression profile,” which cover the use of a gene sequence called IRES (internal ribosome entry site), a pivotal technology to target exogeneous gene expression in stem cells, thereby facilitating their identification and use; and

•

U.S. Patent Nos. 6,878,542 and 7,256,041, both entitled “Isolation, selection and propagation of animal transgenic stem cells,” and U.S. Patent No. 6,146,888, entitled “Method of enriching for mammalian stem cells,” which cover the isolation of stem cells using a nucleic acid construct including a selectable marker.

Of the thirteen patents identified above as being amongst our “significant” patents, four are owned by us and nine are exclusively licensed to us. The table below sets out the anticipated expiration dates of these patents absent the grant of any patent term extension, whether under the Hatch Waxman Act (Pub. L. 98-417) or otherwise:

Patents Owned	5,968,829 (2017); 7,153,686 (2019); 6,777,233 (2017); 6,468,794 (2019)

Patents Exclusively Licensed (licensor included):	7,361,505 (NeuroSpheres, 2015); 6,497,872 (NeuroSpheres, 2019); 5,851,832 (NeuroSpheres, 2015); 6,294,346 (NeuroSpheres, 2018); 7,005,299 (University of Edinburgh, 2014); 6,150,169 (University of Edinburgh, 2014); 6,878,542 (University of Edinburgh 2014); 7,256,041 (University of Edinburgh, 2014); 6,146,888 (University of Edinburgh, 2014)

We also rely upon trade secret protection for our proprietary information and know-how, and we take active measures to control access to this information. We believe that our know-how will also provide a significant competitive advantage.

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

In March 2012, we agreed to amend the genOway license agreement to give genOway exclusive worldwide rights, including a right to grant sublicenses, under the IRES patent family in order to commercialize transgenic mice, and provide related services such as the genetic engineering of such mice. Under this exclusive license agreement, as amended, we received a six figure lump sum payment in lieu of annual maintenance fees, and will receive single digit royalties on licensed products and services.

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

This annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our business, operating results, financial performance, and share price may be materially adversely affected by a number of factors, including but not limited to the following risk factors, any one of which could cause actual results to vary materially from anticipated results or from those expressed in any forward-looking statements made by us in this annual report on Form 10-K or in other reports, press releases or other statements issued from time to time. Additional factors that may cause such a difference are set forth elsewhere in this annual report on Form 10-K. Forward-looking statements speak only as of the date of this report. We do not undertake any obligation to publicly update any forward-looking statements.

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

We have incurred significant operating losses and negative cash flows since inception. We have not achieved profitability and may not be able to realize sufficient revenue to achieve or sustain profitability in the future. We have yet to develop any therapeutic products that have been approved for marketing, and we do not expect to become profitable within the next several years, but rather expect to incur additional and increasing operating losses. Before commercializing any therapeutic product, we will need to obtain regulatory approval from the FDA or from equivalent foreign agencies after conducting extensive preclinical studies and clinical trials that demonstrate that the product candidate is safe and effective. Except for the Phase I NCL and Phase I PMD trials we completed, and our currently ongoing Phase I/II clinical trial in spinal cord injury and Phase I/II clinical trial in dry age-related macular degeneration, we have had no experience conducting human clinical trials. We expect that none of our cell-based therapeutic product candidates will be commercially available for several years, if at all.

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

Moreover, because our cell-based therapeutic products will be derived from tissue of individuals other than the patient (that is, they will be “non-self” or “allogeneic” transplant products), patients will likely require the use of immunosuppressive drugs. While immunosuppression is now standard in connection with allogeneic transplants of various kinds, such as heart or liver transplants, long-term maintenance on immunosuppressive drugs can result in complications such as infection, cancer, cardiovascular disease, and renal dysfunction. An immunosuppression regimen was used with our therapeutic product candidate in all our clinical trials to date.

Our success will depend in large part on our ability to develop and commercialize products that treat diseases other than PMD, NCL or other rare diseases.

Although our initial clinical trials were focused on evaluating our neural stem cell product for the treatment of infantile and late infantile NCL (Batten disease) and for Pelizeaus-Merzbacher disease, these diseases are rare and the markets for treating these diseases are small. Accordingly, even if we obtain marketing approval for our HuCNS-SC product candidate for NCL or for PMD, in order to achieve profitability, we will likely need to obtain approval to treat additional diseases that present more significant market opportunities.

Delays in the commencement or completion of clinical testing of our current and potential product candidates could result in increased costs to us and delay our ability to generate revenues.

The commencement of clinical trials can be delayed for a variety of reasons, including delays in:

•	the preclinical studies necessary to demonstrate safety and efficacy in relevant animal models sufficient to obtain regulatory clearance to commence the planned clinical trials;

•	the manufacturing activities needed to produce sufficient quantities of the product candidate that meets our quality standards for clinical testing;

•	regulatory approval needed to commence the planned clinical trials, including agreement with the FDA or other regulatory body on the clinical protocol and study design;

•	reaching agreement with our collaborators, including any contract research organizations (CROs) and the trial sites, on all aspects of the clinical trial; and

•	securing the institutional review board approval needed to conduct the clinical trials at the prospective sites.

Even after commencement, the completion of clinical trials can be delayed or prevented for a number of reasons, such as:

•	the FDA or similar foreign regulatory authorities may find that our product candidates are not sufficiently safe or effective or may find our cell culturing processes or facilities unsatisfactory;

•

our clinical trials may produce negative or inconclusive results or may not meet the level of statistical significance required by the FDA or other regulatory authorities, and we may decide, or regulators may require us, to conduct additional preclinical studies and/or clinical trials or to abandon one or more of our development programs;

•	the FDA or similar foreign regulatory authorities may change their approval policies or adopt new regulations;

•	we, or regulators, may suspend or terminate our clinical trials because the participating patients are being exposed to unacceptable health risks or undesirable side effects;

•	we may experience difficulties in managing multiple clinical sites;

•	we may be unable to manufacture or obtain from third party manufacturers sufficient quantities of our product candidates for use in clinical trials; and

•	our product candidates may be deemed unsafe or ineffective, or may be perceived as being unsafe or ineffective, by healthcare providers for a particular indication.

In addition, clinical trials may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size and nature of the relevant patient populations, the nature of the protocols, the proximity of patients to clinical sites, the availability of effective treatments for the relevant diseases, clinical testing alternatives available to patients interested in enrolling in our studies, and the eligibility criteria for our clinical trials. Delays in clinical testing of our product candidate could prevent or delay us from obtaining the additional evidence of clinical efficacy we will need for the approval for our product candidate in any indication.

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

Prior to our reorganization in 1999 and the consolidation of our business in California, we carried out our former encapsulated cell therapy programs in Lincoln, Rhode Island, where we also had our administrative offices. Although we have vacated the Rhode Island facilities, we remain obligated to make lease payments and payments for operating costs for our former science and administrative facility, which we have leased through June 30, 2013. These costs, before sub-tenant rental income, amounted to approximately $1,783,000 in 2012; our rent payments will increase over the term of the lease, and our operating costs may increase as well. In addition to these costs of our former science and administrative facility, we are obligated to make debt service payments and payments for operating costs of approximately $356,000 per year for our former encapsulated cell therapy pilot manufacturing facility, which we own. We have currently subleased a small portion of the science and administrative facility, but we are no longer actively seeking additional subtenants due to the short time remaining on the lease period. We are currently seeking to sublease, assign or sell the pilot manufacturing facility, but may not be able to sublease, assign or sell the facility in the future. These continuing costs significantly reduce our cash resources and adversely affect our ability to fund further development of our cell technologies. In addition, changes in real estate market conditions and assumptions regarding the length of time it may take us to either fully sublease, assign or sell our remaining interest in the our former research facility in Rhode Island may have a significant impact on and cause large variations in our quarter to quarter results of operations. In 1999, in connection with exiting our former research facility in Rhode Island, we created a reserve for the estimated lease payments and operating expenses related to it. The reserve is periodically re-evaluated and adjusted based on assumptions relevant to real estate market conditions and the estimated time until we can either fully sublease, assign or sell our remaining interests in the property. At December 31, 2012, the reserve was $1,103,000. For the year 2012, we incurred $1,185,000 in operating expenses net of sub-tenant income for this facility. Expenses for this facility will fluctuate based on changes in tenant occupancy rates and other operating expenses related to the lease. We are no longer actively seeking additional subtenants due to the short time remaining on the lease period. We will periodically re-evaluate and adjust the reserve, as necessary, and we may make significant adverse adjustments to the reserve in the future.

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

Our customers include researchers at academic institutions, pharmaceutical and biotechnology companies and government laboratories, all of whom fund much of their stem cell research using government monies, such as grants. A number of these customers, for example, are dependent for their funding upon grants from U.S. government agencies, such as the U.S. National Institutes of Health (NIH) and agencies in other countries. The level of government funding of research and development is unpredictable. Research and development spending of our customers can fluctuate based on spending priorities and general economic conditions. There have been instances when NIH grants have been frozen or otherwise unavailable for extended periods. The availability of governmental research funding may also continue to be adversely affected by current economic instability. Any reduction or delay in governmental funding could cause our customers to delay or forego purchases or reallocate their budgets in a manner adverse to us, in which case our anticipated revenues could be materially lower.

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

Natural disasters and violent acts of public protest may cause damage or disruption to us and our employees, facilities, information systems, vendors, suppliers, and customers.

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

Over the two-year period ended December 31, 2012, the trading price of our common stock as reported on NASDAQ ranged from a high of $11.30 to a low of $0.59 per share. As a result of this volatility, an investment in our stock is subject to substantial risk. Furthermore, the volatility of our stock price could negatively impact our ability to raise capital or acquire businesses or technologies.

Our stock could be delisted from the NASDAQ Capital Market, which could affect our stock’s market price and liquidity.

Our listing on the NASDAQ Capital Market is contingent upon meeting all the continued listing requirements of the NASDAQ Capital Market which include maintaining a minimum bid price of not less than $1.00 per share and a minimum of $2.5 million in stockholders’ equity. Our price per share and stockholders’ equity at December 31, 2012 was $1.63 and $14.0 million, respectively. If our common stock is delisted from the

NASDAQ Capital Market, our ability to raise capital in the future may be limited. Delisting could also result in less liquidity for our stockholders and a lower stock price.

We are contractually obligated to issue shares in the future, diluting the interest of current stockholders.

As of December 31, 2012, there were outstanding warrants to purchase 9,935,912 shares of our common stock, at a weighted average exercise price of $4.20 per share, outstanding options to purchase 447,359 shares of our common stock, at a weighted average exercise price of $19.59 per share, and outstanding restricted stock units for 1,534,200 shares of our common stock. We expect to issue additional options and restricted stock units to purchase shares of our common stock to compensate employees, consultants and directors, and may issue additional shares to raise capital, to acquire other companies or technologies, to pay for services, or for other corporate purposes. Any such issuances will have the effect of diluting the interest of current stockholders.

Item 1B.	UNRESOLVED STAFF COMMENTS

None

Item 2.	PROPERTIES

In December 2010, we entered into a commercial lease agreement with BMR-Gateway Boulevard LLC (BMR), as landlord, for approximately 43,000 square feet of office and research space at BMR’s Pacific Research Center in Newark, California. The initial term of the lease is approximately eleven and one-half years, and we relocated our corporate headquarters and core research activities from a facility located at the Stanford Research Park in Palo Alto, California, to this facility in July 2011. The lease for the Palo Alto facility expired on August 31, 2011. We will pay approximately $18,000,000 in aggregate as rent over the term of the lease to BMR. As part of the lease, BMR agreed to provide various financial allowances so that we can build initial and future laboratories, offices and other improvements, subject to customary terms and conditions relating to landlord-funded tenant improvements. We did not exercise an option under the lease agreement, to lease up to an additional 30,000 square feet in the building. The option expired on January 31, 2013.

In September 2010, we entered into a two-year sublease agreement with Caliper Life Sciences, Inc., for approximately 13,200 square feet in a facility located in Mountain View, California for part of our R&D operations. In June 2012, we extended the sublease term to September 30, 2013. We will pay approximately $1,081,000 in aggregate as rent over the term of the lease.

We continue to lease a facility in Lincoln, Rhode Island obtained in connection with our former encapsulated cell technology: our former research laboratory and corporate headquarters building which contains 62,500 square feet of wet labs, specialty research areas and administrative offices held on a lease agreement that goes through June 2013. We have subleased small portions of this facility, amounting to approximately 11 percent of the total space as of December 31, 2012. We are no longer actively seeking additional subtenants due to the short time remaining on the lease period.

We own a 21,000 square-foot pilot manufacturing facility and a 3,000 square-foot cell processing facility in Rhode Island financed by bonds issued by the Rhode Island Industrial Facilities Corporation. We are actively seeking to sublease, assign or sell our remaining interests in these properties.

In January 2011, we amended the existing lease agreements of our wholly-owned subsidiary, Stem Cell Sciences (U.K.) Ltd, effectively reducing our leased space from approximately 5,000 square feet to approximately 1,900 square feet of office and lab space. We expect to pay approximately $61,000 as rental payments for 2013. StemCells, Inc. is the guarantor of Stem Cell Sciences (U.K.) Ltd’s obligations under the existing lease.

In March 2013, we entered into a commercial lease agreement with Prologis, L.P. (Prologis), as landlord, for approximately 18,700 square feet of office and research space in Sunnyvale, California. The initial term of the lease is ten years and we will pay approximately $3.5 million as rent over the term of the lease. As part of the lease, Prologis has agreed to provide us financial allowances to build initial tenant improvements, subject to customary terms and conditions relating to landlord-funded tenant improvements. The facility will house operations that support our clinical development activities.

Item 3.	LEGAL PROCEEDINGS

In July 2006, we filed suit against Neuralstem, Inc. in the Federal District Court for the District of Maryland, alleging that Neuralstem’s activities violate claims in four of the patents we exclusively licensed from NeuroSpheres, specifically U.S. Patent No. 6,294,346 (claiming the use of human neural stem cells for drug screening), U.S. Patent No. 7,101,709 (claiming the use of human neural stem cells for screening biological agents), U.S. Patent No. 5,851,832 (claiming methods for proliferating human neural stem cells), and U.S. Patent No. 6,497,872 (claiming methods for transplanting human neural stem cells). In May 2008, we filed a second patent infringement suit against Neuralstem and its two founders, Karl Johe and Richard Garr. In this suit, which we filed in the Federal District Court for the Northern District of California, we allege that Neuralstem’s activities infringe claims in two patents we exclusively license from NeuroSpheres, specifically U.S. Patent No. 7,361,505 (claiming composition of matter of human neural stem cells derived from any source material) and U.S. Patent No. 7,115,418 (claiming methods for proliferating human neural stem cells). In addition, we allege various state law causes of action against Neuralstem arising out of its repeated derogatory statements to the public about our patent portfolio. Also in May 2008, Neuralstem filed suit against us and NeuroSpheres in the Federal District Court for the District of Maryland seeking a declaratory judgment that the ‘505 and ‘418 patents are either invalid or are not infringed by Neuralstem and that Neuralstem has not violated California state law. In August 2008, the California court transferred our lawsuit against Neuralstem to Maryland for resolution on the merits. In July 2009, the Maryland District Court granted our motion to consolidate these two cases with the litigation we initiated against Neuralstem in 2006. Discovery is ongoing in these cases.

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

Effective 2008, as part of an indemnification agreement with NeuroSpheres, we are entitled to offset all litigation costs incurred in this patent infringement suit, against amounts that would otherwise be owed to NeuroSpheres under our exclusive license agreements with NeuroSpheres, such as annual maintenance fees, milestones and royalty payments. Under the terms of our license agreements, we are required to make annual payments of $50,000 to NeuroSpheres, and we expect to make these annual payments through the remaining life of the patent which, at December 31, 2012, was approximately 12 years. We have therefore capitalized $700,000 (14 years at $50,000 per year) to offset litigation costs. The amount capitalized is not dependent on the achievement of any milestones or related to any other contingent payments which may become due under the arrangement. We will reduce this asset by $50,000 per year in lieu of the cash payments due to NeuroSpheres. As the $50,000 annual payments are fully creditable against royalties due to NeuroSpheres, we have classified the capitalized amount as prepaid royalties under “Other assets, non-current” on our accompanying Consolidated Balance Sheets. We have concluded that the estimated balance of $600,000, as of December 31, 2012, is a fair estimate and realizable against future milestone and royalty payments to NeuroSpheres, and that litigation costs incurred above this amount will be expensed as incurred. Management will reevaluate this estimate on a quarterly basis based on actual costs and other relevant factors.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market price and dividend information

Our stock is traded on the NASDAQ Capital Market under the symbol STEM. The quarterly ranges of high and low bid prices per share for the last two fiscal years as reported by NASDAQ are shown below:

	High	Low
2012
First Quarter	$1.18	$0.65
Second Quarter	$1.10	$0.54
Third Quarter	$2.66	$0.77
Fourth Quarter	$2.49	$1.50
2011
First Quarter	$11.20	$7.80
Second Quarter	$9.76	$5.05
Third Quarter	$6.58	$4.30
Fourth Quarter	$2.14	$0.70

Share prices have been adjusted for the 1-for-10 reverse stock split effected in July 2011. No cash dividends have been declared on our common stock since our inception.

PERFORMANCE GRAPH

We show below the cumulative total return to our stockholders during the period from December 31, 2007 through December 31, 2012(1) in comparison to the cumulative return on the Standard & Poor’s 500 Index and the Amex Biotechnology Index during that same period.

The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012
StemCells, Inc.	$100.00	$90.67	$84.00	$72.00	$5.47	$10.87
S&P 500 Index	$100.00	$61.51	$75.94	$85.65	$85.65	$97.13
Amex Biotechnology Index	$100.00	$82.28	$119.79	$164.99	$138.77	$196.70

(1)	Cumulative total returns assume a hypothetical investment of $100 on December 31, 2007.

The information under “Performance Graph” is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any Company filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this 10-K and irrespective of any general incorporation language in those filings.

Approximate	Number of Holders of Common Stock

As of March 1, 2013, there were approximately 247 holders of record of our common stock and the closing price of our common stock on the NASDAQ Capital Market was $1.70 per share.

The number of record holders is based upon the actual number of holders registered on the books of our transfer agent at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations, or other entities identified in security position listings maintained by depository trust companies.

Recent	Sales of Unregistered Securities (last three years ending December 31, 2012)

In September 2012, pursuant to Regulation S of the Securities Act of 1933, we issued 24,753 shares of restricted common stock under the terms of an agreement with a developer of biological materials in return for certain product rights including an exclusive right of first offer to commercialize the developer’s products as may be developed on or before April 18, 2017.

We did not issue unregistered securities in 2010 and 2011.

Equity Compensation Plan Information

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2012.

	Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Stock Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Stock Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a)) (c)
Equity compensation plans approved by security holders(1)	1,981,559	$4.42	593,199
Equity compensation plans not approved by security holders(2)	0	—	500,000

(1)	Consists of stock options issued to employees and directors, restricted stock units issued to employees and stock options issued as compensation to consultants for consultation services. These stock options and restricted stock units were issued under our 2001, 2004 and 2006 Equity Incentive Plans.
(2)	In 2012, we adopted by board action the 2012 Commencement Incentive Plan in accordance with NASDAQ Listing Rule 5635(c)(4) concerning inducement grants to new employees. As of December 31, 2012, no awards had been made under this plan.

Item 6.	SELECTED FINANCIAL DATA

The following selected financial and operating data are derived from our audited consolidated financial statements. The selected financial and operating data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the consolidated financial statements and notes thereto contained elsewhere in this Form 10-K.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share amounts)
Consolidated Statements of Operations
Revenue from licensing agreements and grants	$512	$558	$928	$608	$232
Revenue from product sales	856	663	499	385	—
Research and development expenses	15,847	19,938	21,019	19,930	17,808
General and administrative expenses	7,447	8,202	9,377	9,530	8,296
Wind-down expenses(1)	356	287	222	650	866
Impairment of intangible asset(2)	—	655	—	—	—
Gain (loss) on change in fair value of warrant liabilities(3)	(5,945)	6,612	3,005	1,899	(937)
Net loss	(28,491)	(21,329)	(25,244)	(27,026)	(29,087)
Basic and diluted loss per share	$(0.99)	$(1.50)	$(2.05)	$(2.55)	$(3.52)
Shares used in computing basic and diluted loss per share amounts	28,824	14,188	12,330	10,605	8,272

	December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Consolidated Balance Sheets
Cash and cash equivalents	$8,471	$13,311	$19,708	$38,618	$30,043
Marketable securities	13,901	3,281	191	197	4,182
Total assets	30,170	25,205	30,602	51,190	41,230
Accrued wind-down expenses(1)	1,103	2,135	3,300	4,506	5,513
Fair value of warrant liabilities(3)	9,265	6,042	6,672	9,677	8,440
Long-term debt, including capital leases	138	331	540	785	867
Stockholders’ equity	13,985	10,725	15,481	30,495	21,809

(1)	Relates to wind-down and exit expenses in respect of our Rhode Island facility and relocation of our operations in Australia. See Note 10 “Wind-down and exit costs” in the Notes to the Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information.
(2)	Relates to the impairment of our intangible asset. See Note 6 “Goodwill and Other Intangible assets” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information.
(3)	Relates to the fair value of warrants issued as part of our financings in November 2008, November 2009 and December 2011. See Note 12 “Warrant Liability” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward looking statements that involve substantial risks and uncertainties. Such statements include, without limitation, all statements as to expectation or belief and statements as to our future results of operations; the progress of our research, product development and clinical programs; the need for, and timing of, additional capital and capital expenditures; partnering prospects; costs of manufacture of products; the protection of, and the need for, additional intellectual property rights; effects of regulations; the need for additional facilities; and potential market opportunities. Our actual results may vary materially from those contained in such forward-looking statements because of risks to which we are subject, including the fact that additional trials will be required to confirm the safety and demonstrate the efficacy of our HuCNS-SC cells for the treatment of any disease or disorder; uncertainty as to whether the U.S. Food and Drug Administration (FDA), Swissmedic, or other regulatory authorities will permit us to proceed with clinical testing of proposed products despite the novel and unproven nature of our technologies; the risk that our clinical trials or studies could be substantially delayed beyond their expected dates or cause us to incur substantial unanticipated costs; uncertainties in our ability to obtain the capital resources needed to continue our current research and development operations and to conduct the research, preclinical development and clinical trials necessary for regulatory approvals; the uncertainty regarding our ability to obtain a corporate partner or partners, if needed, to support the development and commercialization of our potential cell-based therapeutics products; the uncertainty regarding the outcome of our clinical trials or studies we may conduct in the future; the uncertainty regarding the validity and enforceability of our issued patents; the risk that we may not be able to manufacture additional master and working cell banks when needed; the uncertainty whether any products that may be generated in our cell-based therapeutics programs will prove clinically safe and effective; the uncertainty whether we will achieve significant revenue from product sales or become profitable; uncertainties regarding our obligations with respect to our former facilities in Rhode Island; obsolescence of our technologies; competition from third parties; intellectual property rights of third parties; litigation risks; and other risks to which we are subject. Forward-looking statements speak only as of the date of this report. We do not undertake any obligation to publicly update any forward-looking statements. All forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth in “Risk Factors” in Part I, Item 1A of this Form 10-K.

Overview

The Company

We are engaged in researching, developing, and commercializing cell-based therapeutics and enabling tools and technologies for stem cell-based research and drug discovery and development. Our research and development (R&D) programs are primarily focused on identifying and developing potential cell-based therapeutics which can either restore or support organ function. In particular, since we relocated our corporate headquarters to California in 1999, our R&D efforts have been directed at refining our methods for identifying, isolating, culturing, and purifying the human neural stem cell and developing this cell as potential cell-based therapeutics for the central nervous system (CNS). Our HuCNS-SC® product candidate (purified human neural stem cells) is currently in clinical development for several indications — chronic spinal cord injury, dry age-related macular degeneration (AMD) and Pelizeaus-Merzbacher disease (PMD), which is a myelination disorder in the brain. In October 2012, we published in Science Translational Medicine, a peer-reviewed journal, the data from our four-patient Phase I clinical trial in PMD, which showed preliminary evidence of durable and progressive donor-derived myelination in all four patients. In addition, there were measurable gains in neurological function in three of the four patients, with the fourth patient clinically stable. We are conducting a Phase I/II clinical trial for the treatment of chronic spinal cord injury. This trial is being conducted in Switzerland under authorization from Swissmedic, and represents the first time that neural stem cells have been transplanted as a potential therapeutic agent for spinal cord injury. In February 2013, we announced that the first patient cohort, all of whom had complete spinal cord injuries, had completed the trial. In addition, data from this first cohort continued to demonstrate a favorable safety profile and showed that the considerable gains in sensory function observed at the six month assessment in two of the three patients compared to pre-transplant baselines had persisted at the 12 month assessment; the third patient remained stable. Also, in September 2012, the first patient with an incomplete spinal cord injury was enrolled and dosed with our HuCNS-SC cells. In June 2012, we initiated a Phase I/II clinical trial in dry AMD, and in October 2012, the first patient in this trial was enrolled and dosed. We previously completed a Phase I clinical trial in infantile and late infantile neuronal ceroid lipofuscinosis (NCL), and the data from that trial showed that our HuCNS-SC cells were well tolerated and non-tumorigenic, and that there was evidence of engraftment and long-term survival of the transplanted HuCNS-SC cells. In July 2012, the governing board of the California Institute for Regenerative Medicine (CIRM) approved our application for a disease team award for up to $20 million to fund preclinical development of our HuCNS-SC cells for cervical spinal cord injury; the funds would have been provided in the form of a forgivable loan. However, in March 2013, we elected not to borrow these funds from CIRM. In September 2012, the governing board of CIRM approved our application for a second, separate disease team award for up to $20 million to fund preclinical development of our HuCNS-SC cells for Alzheimer’s disease; this award would also be in the form of a forgivable loan. Negotiation of the terms and conditions for this loan is ongoing. For a brief description of our significant therapeutic research and development programs see Overview “Therapeutic Product Development Programs” in the Business Section of Part I, Item 1 of this Form 10-K.

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

We have not derived any revenue or cash flows from the sale or commercialization of any products except for license revenue for certain of our patented technologies and sales of products for use in stem cell research. As a result, we have incurred annual operating losses since inception and expect to incur substantial operating losses in the future. Therefore, we are dependent upon external financing, such as from equity and debt offerings, to finance our operations. Before we can derive revenue or cash inflows from the commercialization of any of our therapeutic product candidates, we will need to: (i) conduct substantial in vitro testing and characterization of our proprietary cell types, (ii) undertake preclinical and clinical testing for specific disease indications; (iii) develop, validate and scale-up manufacturing processes to produce these cell-based therapeutics, and (iv) obtain required regulatory approvals. These steps are risky, expensive and time consuming.

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

Given the early stage of development of our therapeutic product candidates, any estimates of when we may be able to commercialize one or more of these products would not be meaningful. Moreover, any estimate of the time and investment required to develop potential products based upon our proprietary HuCNS-SC technologies will change depending on the ultimate approach or approaches we take to pursue them, the results of preclinical and clinical studies, and the content and timing of decisions made by the FDA, Swissmedic and other regulatory authorities. There can be no assurance that we will be able to develop any product successfully, or that we will be able to recover our development costs, whether upon commercialization of a developed product or otherwise. We cannot provide assurance that any of these programs will result in products that can be marketed or marketed profitably. If certain of our development-stage programs do not result in commercially viable products, our results of operations could be materially adversely affected.

The research markets served by our tools and technologies products are highly competitive, complex and dynamic. Technological advances and scientific discoveries have accelerated the pace of change in biological research, and stem cell technologies have been evolving particularly fast. We compete mainly by focusing on specialty media and antibody reagent products and human cell lines where we believe our expertise, intellectual property and reputation give us competitive advantage. We believe that, in this particular market niche, our products and technologies offer customers specific advantages over those offered by our competitors. We compete by offering innovative, quality-controlled products, consistently made and designed to produce reproducible results. We continue to make investments in research and development, quality management, quality improvement, and product innovation. We cannot assure you that we will have sufficient resources to continue to make such investments. For the year ended December 31, 2012, we generated revenues from the sale of specialty cell culture products of approximately $856,000. We can give no assurances that we will be able to continue to generate such revenues in the future.

Significant Events

Therapeutic Product Development

In January 2012, we published preclinical data demonstrating that our proprietary HuCNS-SC cells protect host photoreceptors and preserve vision in a well-established animal model of retinal disease. Moreover, the number of cone photoreceptors, which are responsible for central vision, remained constant over an extended period. In humans, degeneration of the core photoreceptors accounts for the unique pattern of vision loss in dry AMD. The data was featured as the cover article in the peer-reviewed European Journal of Neuroscience.

Also in January 2012, the FDA authorized the initiation of a Phase I/II clinical trial of our proprietary HuCNS-SC cells in dry AMD, the most common form of AMD. AMD is the leading cause of vision loss and blindness in people over 55 years of age, and approximately 30 million people worldwide are afflicted with the disease. There are no approved treatments for dry AMD.

In February 2012, the fourth and final patient in our Phase I PMD trial completed the twelve-month follow up and evaluations required by the trial protocol, and the trial was completed.

In April 2012, we presented preliminary evidence of progressive and durable donor-cell derived myelination in all four patients who were transplanted with our proprietary HuCNS-SC cells in our Phase I clinical trial for PMD, a rare hypomyelination disorder in children. In addition, clinical assessment revealed small but measureable gains in motor and/or cognitive function in three of the four patients; the fourth patient remained clinically stable. The study was conducted by researchers at the University of California, San Francisco (UCSF). A summary of the trial results were presented at the 2012 European Leukodystrophy Association (ELA) Families/Scientists Meeting in Paris, France.

In May 2012, we presented data from the first interim safety review of our Phase I/II spinal cord injury clinical trial, which indicated that the surgery, immunosuppression and the HuCNS-SC cell transplants have been well tolerated. The trial, which was designed to evaluate the safety and preliminary efficacy of our proprietary

HuCNS-SC cells, represents the first time that neural stem cells have been transplanted as a potential therapeutic agent for spinal cord injury. A summary of the data was presented at the Interdependence 2012 Global SCI Conference in Vancouver, Canada.

In June 2012, we initiated our Phase I/II clinical trial of our proprietary HuCNS-SC cells in dry AMD. The trial is being conducted at the Retina Foundation of the Southwest’s (RFSW) in Dallas, Texas. We are currently exploring additional potential clinical trial sites for this study.

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

In July 2012, the governing board of CIRM approved an award to us for up to a $20 million under the Disease Team Therapy Development Award program (RFA 10-05) to fund preclinical development of our HuCNS-SC cells in cervical spinal cord. Under RFA 10-05, funding would have been in the form of a forgivable loan. However, in March 2013, we elected not to borrow these funds from CIRM.

Also in July 2012, the Japan Patent Office granted us Patent Number 5007003 which broadly covers the prospective isolation and enrichment of neural stem and progenitor cells using antibody selection, as well as the use of these cells to treat disorders of the central nervous system. Some of the more noteworthy claims in this patent include methods for isolating human neural stem cells, as well as compositions of matter comprising enriched neural stem cells, such as our proprietary HuCNS-SC cells, and the use of enriched neural stem cells as a medicament for the treatment of neurodegenerative diseases, acute brain injury and dysfunction of the central nervous system. The term of this patent extends into 2020.

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

Also in September 2012, the first patient with an incomplete spinal cord injury was enrolled and dosed in our Phase I/II clinical trial in chronic spinal cord injury. Patients who retain some sensory function below the level of trauma are considered to have an incomplete injury.

Also in September 2012, the governing board of CIRM approved a second disease team award to us for up to $20 million under RFA 10-05. This second award is to fund preclinical development of our HuCNS-SC cells in Alzheimer’s disease. Funding for this award is also expected to be in the form of a forgivable loan. Negotiation of the terms and conditions of this loan is ongoing.

In October 2012, the first patient in our Phase I/II clinical trial in dry age-related macular degeneration (AMD) was enrolled and dosed. AMD afflicts approximately 30 million people worldwide and is the leading cause of vision loss and blindness in people over 55 years of age.

In October 2012, two papers reporting clinical and preclinical data demonstrating the therapeutic potential of our proprietary HuCNS-SC cells for a range of myelination disorders were published in Science Translational Medicine, the peer-reviewed journal of the American Association for the Advancement of Science. The first paper summarized the data from our Phase I trial in Pelizeus-Merzbacher disease (PMD), which showed preliminary evidence of progressive and durable donor cell-derived myelination in all four patients transplanted with HuCNS-SC cells. Three of the four patients showed modest gains in neurological function; the fourth patient remained stable. The second paper demonstrated that transplantation of our neural stem cells in an animal model of severe myelin deficiency results in new, functional myelin. Sophisticated analytical techniques were used to confirm that changes measured by magnetic resonance images were in fact derived from new human myelin generated by the transplanted HuCNS-SC cells and these results supported the use of similar techniques to detect and evaluate the degree of myelination in our Phase I PMD trial.

Also in October 2012, we were issued U.S. Patent Number 8,283,164 which broadly covers purified populations of human liver cells, including our human liver engrafting cells (hLEC). The hLEC cells were first isolated by our researchers in the late 1990s, and our scientists have repeatedly demonstrated the cells’ engraftment and robust bioactivity in vivo and that they are expandable. While our hLEC cells are purified from donated adult livers not suitable for transplant, the newly issued ‘164 patent claims cells independent of tissue source, and therefore, has potential relevance to those deriving liver cells from induced pluripotent or embryonic stem cell platforms. The term of the ‘164 patent extends into 2022.

In February 2013, we announced that the first patient cohort in our Phase I/II clinical trial of our proprietary HuCNS-SC cells for chronic spinal cord injury had completed the trial, and that data from this first cohort continued to demonstrate a favorable safety profile, and showed that the considerable gains in sensory function observed at the six month assessment in two of the three patients had persisted to the 12 month assessment. The third patient remains stable.

In March 2013, we acquired certain patents and patent applications from NsGene A/S, a Danish company. These patents and patent applications claim a purified population of GFAP+ Nestin+ precursor cells in which one or more of the cells are capable of differentiating into neurons.

Tools and Technologies Programs

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

Also in October 2012 we partnered with a UK-based biomedical company to develop and commercialize a range of cell lines and reagents to facilitate iPS cell-based research for regenerative medicine applications. The first product under the partnership, an “ultra-primary” human fibroblast cell line from which researchers can generate iPS cell lines, was launched under the SC Proven brand.

Financing and Other Business-related Activities

In 2012, we sold an aggregate of 9,647,471 shares of our common stock for gross proceeds of approximately $20,452,000. These sales were made under a sales agreement entered into in June 2009 and the sales agent was paid compensation equal to 3% of gross proceeds. The shares were offered under our shelf registration statement previously filed with, and declared effective by, the SEC.

In 2012, an aggregate of 2,700,000 Series B Warrants were exercised and we received gross proceeds of $3,375,000. The remaining 5,300,000 Series B Warrants expired unexercised by their terms on May 2, 2012. For the exercise of these warrants, we issued 2,700,000 shares of our common stock and 2,700,000 Series A Warrants.

In 2012, an aggregate of 2,198,571 Series A Warrants were exercised. For the exercise of these warrants, we issued 2,198,571 shares of our common stock and received gross proceeds of approximately $3,078,000.

Critical Accounting Policies and the Use of Estimates

The accompanying discussion and analysis of our financial condition and results of operations is based on our Consolidated Financial Statements and the related disclosures, which have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these Consolidated Financial Statements requires management to make estimates, assumptions, and judgments that affect the reported amounts in our Consolidated Financial Statements and accompanying notes. These estimates form the basis for making judgments about the carrying values of assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and we have established internal controls related to the preparation of these estimates. Actual results and the timing of the results could differ materially from these estimates.

Warrant Liability

We account for our warrants in accordance with U.S. GAAP which defines how freestanding contracts that are indexed to and potentially settled in a company’s own stock should be measured and classified. Authoritative accounting guidance prescribes that only warrants issued by us under contracts that cannot be net-cash settled, and are both indexed to and settled in our common stock, can be classified as equity. As part of both our November 2008 and November 2009 financings, we issued warrants with five year terms to purchase 1,034,483 and 400,000 shares of our common stock at $23.00 and $15.00 per share, respectively. As part of our December 2011 financing, we issued Series A Warrants with a five year term to purchase 8,000,000 shares at $1.40 per share and Series B Warrants with a ninety trading day term to purchase 8,000,000 units at $1.25 per unit. Each unit underlying the Series B Warrants consisted of one share of our common stock and one Series A Warrant. In the first and second quarter of 2012, an aggregate of 2,700,000 Series B Warrants were exercised. For the exercise of these warrants, we issued 2,700,000 shares of our common stock and 2,700,000 Series A Warrants. The remaining 5,300,000 Series B Warrants expired unexercised by their terms on May 2, 2012. As terms of the warrants issued in 2008 and 2009, as well as the Series A and Series B Warrants, do not meet the specific conditions for equity classification, we are required to classify the fair value of these warrants as a liability, with subsequent changes in fair value to be recorded as income (loss) due to change in fair value of warrant liability. The fair value of the warrants issued in the 2008 and 2009 financings is determined using the Black-Scholes-Merton (Black-Scholes) option pricing model and the fair value of the Series A and Series B Warrants is determined using a Monte Carlo simulation model (see Note 8, “Warrant Liability”). The fair value is affected by changes in inputs to these models including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. The use of a Monte Carlo simulation model requires input of additional assumptions including the progress of our R&D programs and its affect on potential future financings. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability. The estimated fair value of our warrant liability at December 31, 2012, was approximately $9,265,000.

Stock-Based Compensation

U.S. GAAP requires us to recognize expense related to the fair value of our stock-based compensation awards, including employee stock options and restricted stock units. Employee stock-based compensation is estimated at the date of grant based on the award’s fair value using the Black-Scholes option pricing model and is recognized as expense ratably over the requisite service period. The Black-Scholes option pricing model requires the use of certain assumptions, the most significant of which are our estimates of the expected volatility of the market price of our stock, the expected term of the award, and the risk-free interest rate. Our estimate of the expected volatility is based on historical volatility. The expected term represents the period during which our stock-based awards are expected to be outstanding. In 2012, we estimated this amount based on historical experience of similar awards, giving consideration to the contractual terms of the awards, vesting requirements, and expectation of future employee behavior, including post-vesting terminations. Our estimate of the risk-free interest rate is based on U.S. Treasury debt securities with maturities close to the expected term of the option as of the date of grant. We review our valuation assumptions at each grant date and, as a result, our assumptions in future periods may change. At the end of each reporting period we estimate forfeiture rates based on our historical experience within separate groups of employees and adjust stock-based compensation expense accordingly. For the year ended December 31, 2012, employee and external services stock-based compensation expense (stock options, restricted stock units and 401(k) Plan employer match in form of shares) was approximately $2,878,000. As of December 31, 2012, total compensation cost related to unvested stock options and restricted stock units not yet recognized was approximately $2,322,000, which is expected to be recognized as expense over a weighted-average period of 1.7 years.

Wind-down expenses

Rhode Island

In connection with our wind-down of our research and manufacturing operations in Lincoln, Rhode Island, and the relocation of our corporate headquarters and remaining research laboratories to California in October 1999, we provided a reserve for our estimate of the exit cost obligation. The reserve reflects estimates of the ongoing costs of our former research and administrative facility in Lincoln, which we hold on a lease that terminates on June 30, 2013. In determining the facility exit cost reserve amount, we are required to consider our lease payments through the end of the lease term and estimate other relevant factors such as facility operating expenses, real estate market conditions in Rhode Island for similar facilities, occupancy rates, and sublease rental rates projected over the course of the leasehold. We re-evaluate the estimate each quarter, taking into account changes, if any, in each of the underlying factors. The process is inherently subjective because it involves projections into time — from the date of the estimate through the end of the lease — and it is not possible to determine any of the factors except the lease payments with certainty over that period. Management forms its best estimate on a quarterly basis, after considering actual sublease activity, reports from our broker/realtor about current and predicted real estate market conditions in Rhode Island, the likelihood of new subleases in the foreseeable future for the specific facility and significant changes in the actual or projected operating expenses of the property. We discount the projected net outflow over the term of the lease to arrive at the present value, and adjust the reserve to that figure. The estimated vacancy rate for the facility is an important assumption in determining the reserve because changes in this assumption have the greatest effect on estimated sublease income. In addition, the vacancy rate estimate is the variable most subject to change, while at the same time it involves the greatest judgment and uncertainty due to the absence of highly predictive information concerning the future of the local economy and future demand for specialized laboratory and office space in that area. The average vacancy rate of the facility over the last ten years (2003 through 2012) was approximately 73%, varying from 62% to 89%. As of December 31, 2012, based on current information available to management, the vacancy rate is projected to be approximately 89% for the remainder of the lease beginning on January 1, 2013 and ending on June 30, 2013. These estimates are based on actual occupancy as of December 31, 2012, predicted lead time for acquiring new subtenants, historical vacancy rates for the area and assessments by our broker/realtor of future real estate market conditions. Due to the short time remaining on the lease period, the reserve assumes no additional tenants. A 5% increase or decrease in the operating expenses for the facility for the remaining lease term in 2013 would have increased or decreased the reserve by approximately $23,000. Management does not wait for specific events to change its estimate, but instead uses its best efforts to anticipate them on a quarterly basis.

For the year ended December 31, 2012, we recorded actual expenses against this reserve, net of subtenant income, of approximately $1,185,000. Based on management’s evaluation of the factors mentioned above, and particularly the projected vacancy rates described above, we adjusted the reserve in 2012 by recording an additional $356,000 as wind-down expenses. At December 31, 2012, the reserve including deferred rent was approximately $1,103,000.

Goodwill and Other Intangible Assets (Patent and License Costs)

Goodwill of approximately $1,983,000 at December 31, 2012, relates to the acquisition of SCS operations. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. We test goodwill for impairment on an annual basis or more frequently if we believe indicators of impairment exist. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in the evaluations, and it is possible, even likely, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analysis are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period. We completed our annual impairment testing during the fourth quarter of 2012, and determined that there was no impairment of goodwill.

Other intangible assets, net were approximately $1,823,000 at December 31, 2012. Intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Prior to fiscal year 2001, we capitalized certain patent costs, which are being amortized over the estimated life of the patent and would be expensed at the time such patents are deemed to have no continuing value. Since 2001, all patent costs are expensed as incurred. License costs are capitalized and amortized over the estimated life of the license agreement. In 2010, we wrote-off the unamortized amount of approximately $67,000 for certain license agreements that we terminated. In December 2011, in part because of management’s decision to focus on our therapeutic product development programs and not to allocate time and resources to the assays technology, we determined that we could not predict the future cash flows from the intangible IPR&D asset related to the assays technology. Therefore, we determined that the intangible asset was impaired and wrote off the approximately $655,000 carrying value of the asset.

Impairment of Long-Lived Tangible Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If property, plant, and equipment are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its estimated fair market value. In 2010 and 2012, we recorded a charge of approximately $63,000 and 28,000 respectively, to adjust the fair value of certain lab equipment we expect to dispose. No such impairment was recognized during the year 2011.

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

Revenue

Revenue totaled approximately $1,368,000 in 2012, $1,221,000 in 2011, and $1,427,000 in 2010.

				Change in 2012 Versus 2011		Change in 2011 Versus 2010
	2012	2011	2010	$	%	$	%
Revenue
Revenue from licensing agreements, grants and other	$511,558	$557,880	$927,772	$(46,322)	(8)%	$(369,892)	(40)%
Product sales	856,397	662,790	499,200	193,607	29%	163,590	33%

Total revenue	1,367,955	1,220,670	1,426,972	147,285	12%	(206,302)	(14)%

Cost of product sales	263,188	214,811	168,424	48,377	23%	46,387	27%

Gross profit	$1,104,767	$1,005,859	$1,258,548	$98,908	10%	$(252,689)	(20)%

Total revenue in 2012 was approximately $1,368,000, which was 12% higher than total revenue in 2011. In 2012, revenue from product sales increased 29%, or approximately $194,000, compared to 2011. This increase was primarily attributable to increased unit volumes in our SC Proven line of media and reagents. In 2012, approximately 70% of our product sales were in Europe, 13% were in the United States, and 17% were in Asia. Aggregate licensing, grant and other revenue in 2012 were relatively flat in 2012 as compared to 2011. Grant revenue in 2012 was not significant and licensing fees in 2012 was primarily from a license agreement with genOway, under which we granted genOway a worldwide exclusive license to our IRES technology for use in the development and commercialization of genetically engineered mice.

Total revenue in 2011 was approximately $1,221,000, which was 14% lower than total revenue in 2010. In 2011, revenue from product sales increased 33%, or approximately $164,000, compared to 2010. This increase was primarily attributable to both increased unit volumes and new product launches in our SC Proven line of media and reagents. In 2011, approximately 70% of our product sales were in Europe, 13% were in the United States, and 17% were in Asia. Licensing, grant and other revenue declined approximately $370,000, or 40%, in 2011 compared to 2010. Grant revenue decreased from approximately $315,000 in 2010 to approximately $172,000 in 2011 as several projects funded by grants were completed or terminated in 2010. Licensing revenue decreased to approximately $414,000 in 2011 from approximately $613,000 in 2010. The higher licensing revenue in 2010 was primarily due to receipt of a milestone payment of approximately $438,000, net of royalty due to NeuroSpheres, Ltd. (NeuroSpheres), an Alberta corporation from which we have licensed some of our patent rights.

Operating Expenses

Operating expense totaled approximately $23,650,000 in 2012, $29,082,000 in 2011, and $30,618,000 in 2010.

				Change in 2012 Versus 2011		Change in 2011 Versus 2010
	2012	2011	2010	$	%	$	$
Operating Expenses
Research & development	$15,846,829	$19,937,764	$21,019,301	$(4,090,935)	(21)%	$(1,081,537)	(5)%
Selling, general & administrative	7,447,235	8,202,375	9,376,774	(755,140)	(9)%	(1,174,399)	(12)%
Wind-down expenses	356,379	287,122	221,991	69,257	24%	65,131	29%
Impairment of intangible asset	—	654,961	—	(654,961)	(100)%	654,961	*

Total operating expenses	$23,650,443	$29,082,222	$30,618,066	$(5,431,779)	(19)%	$(1,535,844)	(5)%

*	Calculation is not meaningful.

Research and Development Expenses

Our R&D expenses consist primarily of salaries and related personnel expenses, costs associated with clinical trials and regulatory submissions, costs associated with preclinical activities such as toxicology studies, costs associated with cell processing and process development, certain patent-related costs such as licensing, facilities related costs such as depreciation, lab equipment, and supplies. Clinical trial expenses include payments to vendors such as clinical research organizations, contract manufacturers, clinical trial sites, laboratories for testing clinical samples and consultants. Cumulative R&D costs incurred since we refocused our activities on developing cell-based therapeutics (fiscal years 2000 through 2012) were approximately $168 million. Over this period, the majority of these cumulative costs were related to: (i) characterization of our proprietary HuCNS-SC cells, (ii) expenditures for toxicology and other preclinical studies, preparation and submission of applications to regulatory agencies to conduct clinical trials and obtaining regulatory clearance to initiate such trials, all with respect to our HuCNS-SC cells, (iii) preclinical studies and development of our human liver engrafting cells, (iv) costs associated with cell processing and process development, and (v) costs associated with our clinical studies.

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

R&D expense totaled approximately $15,847,000 in 2012, as compared to $19,938,000 in 2011 and $21,019,000 in 2010. At December 31, 2012, we had 39 full-time employees working in research and development and laboratory support services as compared to 40 at December 31, 2011 and 62 at December 31, 2010.

2012 versus 2011. R&D expenses decreased by approximately $4,091,000, or 21%, in 2012 compared to 2011. This decrease was primarily attributable to (i) a decrease of approximately $1,143,000 in personnel expenses primarily due to the reduction in force effected in May 2011, (ii) a decrease of approximately $310,000 in operating expenses at our U.K. operations as we consolidated our activities at the site, (iii) a decrease in facilities expense of approximately $1,050,000 attributable to the relocation of our corporate headquarters and core research activities in July 2011; the 2011 period includes facilities expense from the previous lease which expired on August 31, 2011, (iv) a decrease of approximately $784,000 in external services and clinical studies; the 2011 period includes higher external services expenses primarily related to the preclinical studies of our HuCNS-SC cells for retinal disorders, other potential indications and quality tests of our cell banks, (v) a decrease of approximately $295,000 in expenses related to the clinical development within our CNS program, and (vi) a decrease in supplies and other operating expenses of approximately $509,000.

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

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses are primarily comprised of salaries, benefits and other staff-related costs associated with sales and marketing, finance, legal, human resources, information technology, and other administrative personnel, facilities and overhead costs, and external legal, audit and other general and administrative services.

SG&A expenses totaled approximately $7,447,000 in 2012, compared with $8,202,000 in 2011 and $9,377,000 in 2010.

2012 versus 2011. SG&A expenses decreased by approximately $755,000, or 9%, in 2012 compared to 2011. This decrease was primarily attributable to (i) a decrease of approximately $500,000 in external services, primarily legal fees, (ii) a decrease in facilities expense of approximately $194,000 attributable to the relocation of our corporate headquarters in July 2011; the lease on our previous corporate headquarters expired on August 31, 2011, and (iii) a net decrease of approximately $61,000 in other operating expenses.

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

Wind-down Expenses

In 1999, in connection with exiting our former research facility in Rhode Island, we created a reserve for the estimated lease payments and operating expenses related to it. The reserve has been re-evaluated and adjusted based on assumptions relevant to real estate market conditions and the estimated time until we could either fully sublease, assign or sell our remaining interests in the property. The reserve inclusive of deferred rent was approximately $1,103,000 at December 31, 2012 and $2,135,000 at December 31, 2011. Payments net of subtenant income were recorded against this reserve of $1,185,000 in 2012, $1,248,000 in 2011, and $1,219,000 in 2010. We re-evaluated the estimate and adjusted the reserve by recording, in aggregate, additional wind-down expenses of $356,000 in 2012, $287,000 in 2011, and $291,000 in 2010. Expenses for this facility will fluctuate based on changes in tenant occupancy rates and other operating expenses related to the lease. In light of this uncertainty, based on estimates, we will periodically re-evaluate and adjust the reserve, as necessary. Due to the short time remaining on the lease period, the reserve assumes no additional tenants for the remainder of the lease beginning on January 1, 2013 and ending on June 30, 2013. See Note 10 “Wind-down and exit costs,” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information.

Other Income (Expense)

Other expense totaled approximately $5,945,000 in 2012, compared with other income of approximately $6,748,000 in 2011 and other income of $4,116,000 in 2010.

				Change in 2012 Versus 2011		Change in 2011 Versus 2010
	2012	2011	2010	$	%	$	%
Other income (expense)
Realized gain on sale of marketable securities	$—	$83,750	$—	$(83,750)	(100)%	$83,750	*
Change in fair value of warrant liability	(5,944,571)	6,612,092	3,005,040	(12,556,663)	(190)%	3,607,052	120%
Interest income	15,594	13,942	26,728	1,652	12%	(12,786)	(48)%
Interest expense	(50,193)	(71,363)	(93,382)	21,170	(30)%	22,019	(24)%
Qualifying Therapeutic Disc. Proj. Grant	—	—	977,917	—	—	(977,917)	(100)%
Other income (expense), net	33,693	109,404	199,664	(75,711)	(69)%	(90,260)	(45)%

Total other income (expense), net	$(5,945,477)	$6,747,825	$4,115,967	$12,693,302	(188)%	$2,631,858	64%

*	Calculation is not meaningful.

Gain on Sale of Marketable Equity Securities

The gain on sale of marketable equity securities of approximately $84,000 in 2011 was primarily attributable to sales of ReNeuron shares. See Note 2 “Financial Instruments,” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information on this transaction.

Change in Fair Value of Warrant Liability

We record changes in fair value of outstanding warrants as income or loss in our Consolidated Statements of Operations. We have warrants outstanding which were issued as part of several transactions since 2008 and have classified all these warrants as a liability. The fair value of the outstanding warrants is determined using various option pricing models, such as the Black-Scholes-Merton (Black-Scholes) option pricing model and the Monte Carlo simulation model, and is affected by changes in inputs to the various models, including our stock price, expected stock price volatility, the contractual term and the risk-free interest rate. The use of the Monte Carlo simulation model requires input of additional subjective assumptions including the progress of our R&D programs and its affect on potential future financings. The fair value of the warrant liability will be revalued at the end of each reporting period, with the change in fair value of the warrant liability recorded as a gain or loss in our Consolidated Statements of Operations. See Note 12 “Warrant Liability,” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information on this transaction.

Interest Income

Interest income totaled approximately $16,000 in 2012, $14,000 in 2011, and $27,000 in 2010. Interest income in 2012 was relatively flat as compared to 2011. The decrease in interest income from 2010 to 2011 was primarily attributable to lower average yields on cash, cash equivalents, and marketable securities and also due to lower average cash balances.

Interest Expense

Interest expense was approximately $50,000 in 2012, $71,000 in 2011, and $93,000 in 2010. The decrease in interest expense from 2010 to 2012 was primarily attributable to lower outstanding debt and capital lease balances.

Qualifying Therapeutic Discovery Project Grants

In October 2010, we were awarded four cash grants totaling approximately $978,000, in aggregate, for work related to our product development programs. These grants were certified under the federal government’s Qualifying Therapeutic Discovery Projects program, which was created by Congress as part of the Patient Protection and Affordable Care Act of 2010. See Note 16 “The Qualifying Therapeutic Discovery Project Grant,” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information on these grants.

Other Income (Expense), net

Other income, net totaled approximately $34,000 in 2012, $109,000 in 2011, and $200,000 in 2010.

Other income, net in 2012 includes approximately $118,000 of R&D tax credits due to our wholly-owned subsidiary Stem Cell Sciences (U.K.) Ltd. The above income was offset by state franchise taxes of approximately $35,000 and a loss on disposal of fixed assets of approximately $49,000. Other income, net in 2011 includes the receipt of approximately $150,000 as a break-up fee paid to us upon the expiration of an exclusivity period granted to a potential licensee. Other income, net was partially offset in 2011 by other expenses, primarily state franchise taxes. Other income, net in 2010 includes approximately $227,000 from final settlement of various claims related to our acquisition of SCS in 2009. Other income, net also includes approximately $89,000 of R&D tax credits in 2010 due to our wholly-owned subsidiary Stem Cell Sciences (U.K.) Ltd. The above income was offset by other expenses, net of approximately $116,000, primarily related to write-down of assets and state franchise taxes.

Liquidity and Capital Resources

Since our inception, we have financed our operations through the sale of common and preferred stock, the issuance of long-term debt and capitalized lease obligations, revenue from research grants, license fees, product sales and interest income.

				Change in 2012 Versus 2011		Change in 2011 Versus 2010
	2012	2011	2010	$	%	$	%
At December 31:
Cash and highly liquid investments(1)	$22,371,953	$16,591,852	$19,707,821	$5,780,101	35%	$(3,115,969)	(16)%
Year ended December 31:
Net cash used in operating activities	$(19,869,344)	$(22,058,283)	$(24,519,913)	$2,188,939	(10)%	$2,461,630	(10)%
Net cash used in investing activities	$(10,691,831)	$(3,422,012)	$(923,964)	$(7,269,819)	212%	$(2,498,048)	270%
Net cash provided by financing activities	$25,737,110	$19,129,484	$6,586,380	$6,607,626	35%	$12,543,104	190%

(1)	Cash and highly liquid investments include unrestricted cash, cash equivalents, and short-term and long-term marketable debt securities. See Note 2, “Financial Instruments,” in the Notes to the Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information.

Total cash and highly liquid investments were approximately $22,372,000 at December 31, 2012, compared with approximately $16,592,000 at December 31, 2011, and $19,708,000 at December 31, 2010.

Net Cash Used in Operating Activities

Cash used in operating activities consists of net loss for the year, adjusted for non-cash expenses such as depreciation and amortization and stock-based compensation and adjustments for changes in various components of working capital. Cash used in operating activities was approximately $19,869,000 in 2012, $22,058,000 in 2011, and $24,520,000 in 2010. The decrease in cash used in operating activities from 2010 to 2012 was primarily attributable to decreased operating expenses due to (i) the reduction in work force effected in May 2011, (ii) a decrease in facilities expense attributable to the relocation of our corporate headquarters in July 2011, and (iii) the consolidation of our activities at our UK operations.

Net Cash Used in Investing Activities

Net cash used in investing activities increased by approximately $7,270,000, or 212%, in 2012 compared to 2011. The increase was primarily attributable to an increase in net purchases of marketable debt securities in 2012 as compared to 2011. Net cash used in investing activities increased by $2,498,000, or 270%, in 2011 compared to 2010. The increase was primarily attributable to net purchases of marketable debt securities in 2011. No purchases of marketable debt securities were made in 2010. Our investment portfolio comprised primarily of U.S. Treasury debt securities, which are classified as cash equivalents and commercial paper and corporate debt securities, which are classified as short-term marketable securities, with no positions held in-long term marketable debt securities.

Net Cash Provided by Financing Activities

The increases in cash provided by financing activities from 2010 to 2012 were primarily attributable to higher net proceeds from sales of our common stock.

Listed below are key financing transactions entered into by us in 2012, 2011 and 2010:

•

In 2012, we sold an aggregate of 9,647,471 shares of our common stock at an average price per share of $2.12 for gross proceeds of approximately $20,452,000. These sales were made under a sales agreement entered into in June 2009 (2009 sales agreement) and the sales agent was paid compensation equal to 3% of gross proceeds. The shares were offered under our shelf registration statement previously filed with, and declared effective by, the SEC.

•

In 2012, an aggregate of 2,700,000 Series B Warrants were exercised and we received gross proceeds of $3,375,000. The remaining 5,300,000 Series B Warrants expired unexercised by their terms on May 2, 2012. For the exercise of these warrants, we issued 2,700,000 shares of our common stock and 2,700,000 Series A Warrants.

•

In 2012, an aggregate of 2,198,571 Series A Warrants were exercised. For the exercise of these warrants, we issued 2,198,571 shares of our common stock and received gross proceeds of approximately $3,078,000.

•

In December 2011, we raised gross proceeds of $10 million through a public offering of 8,000,000 Units and 8,000,000 Series B Warrants. The combination of Units and Series B Warrants were sold at a public offering price of $1.25 per Unit. Each Series B Warrant gave the holder the right to purchase one Unit at an exercise price of $1.25 per Unit and was exercisable until May 2, 2012, the 90th trading day after the date of issuance. Each Unit consists of one share of our common stock and one Series A Warrant. Each Series A Warrant gives the holder the right to purchase one share of our common stock at an initial exercise price of $1.40 per share. The Series A warrants are immediately exercisable upon issuance and will expire in December 2016. The shares were offered under our effective shelf registration statement previously filed with, and declared effective by, the SEC.

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

•

In 2011, we sold a total of 525,116 shares of our common stock under the 2009 sales agreement at an average price per share of $2.47 for gross proceeds of approximately $1,297,000. The sales agent was paid compensation equal to 3.0% of gross proceeds pursuant to the terms of the agreement. The shares were offered under a shelf registration previously filed with, and declared effective by, the SEC.

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

•

In 2010, we sold a total of 147,520 shares of our common stock under the 2009 sales agreement at an average price per share of $11.60 for gross proceeds of approximately $1,705,000. The sales agent was paid compensation equal to 3.0% of the gross proceeds pursuant to the terms of the agreement. The shares were offered under a shelf registration previously filed with, and declared effective by, the SEC.

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

We intend to pursue opportunities to obtain additional financing in the future through equity and debt financings, grants and collaborative research arrangements. In November 2010, we filed with the SEC, and the SEC declared effective, a universal shelf registration statement which permits us to issue up to $100 million worth of registered debt and equity securities. As of March 1, 2013, we had approximately $38 million under this universal shelf registration statement available for issuing debt or equity securities. Under this effective shelf registration, we have the flexibility to issue registered securities, from time to time, in one or more separate offerings or other transactions with the size, price and terms to be determined at the time of issuance. Registered securities issued using this shelf may be used to raise additional capital to fund our working capital and other corporate needs, for future acquisitions of assets, programs or businesses, and for other corporate purposes. In June 2009, we entered into the 2009 sales agreement pursuant to which we had the option to sell up to $30 million of our common stock, from time to time, in at-the-market offerings. Between June 2009 and November 2012, we sold common stock under the sales agreement worth approximately $26.7 million. In December 2012, we amended the 2009 sales agreement (2012 amended sales agreement) to, among other things, raise the dollar amount of shares available to sell under the agreement back to $30 million. The sales agreement, as amended, has been filed with the SEC.

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

Commitments

See Note 11, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information.

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

Operating Leases — California

In December 2010, we entered into a commercial lease agreement with BMR-Gateway Boulevard LLC (BMR), as landlord, for approximately 43,000 square feet of office and research space at BMR’s Pacific Research Center in Newark, California. The initial term of the lease is approximately eleven and one-half years, and we relocated our corporate headquarters and core research activities from a facility located in Palo Alto, California, to this facility in July 2011. The lease for the Palo Alto facility expired on August 31, 2011, and a letter of credit for approximately $389,000, which served as a security deposit was transferred from our restricted cash account to our cash and cash equivalents account. We will pay approximately $17,869,000 in aggregate as rent over the term of the lease to BMR, which we recognize as operating lease expense on a straight-line basis. Deferred rent was approximately $1,389,000 as of December 31, 2012, and approximately $1,301,000 as of December 31, 2011. As part of the lease, BMR has agreed to provide various financial allowances so that we can build initial and future laboratories, offices and other improvements, subject to customary terms and conditions relating to landlord-funded tenant improvements. We had an option under the lease agreement, to lease up to an additional 30,000 square feet in the building, the option expired unexercised on January 31, 2013.

In September 2010, we entered into a two-year sublease agreement with Caliper Life Sciences, Inc., for approximately 13,200 square feet in a facility located in Mountain View, California. In June 2012, we extended the sublease term to September 30, 2013. We will pay approximately $1,081,000 in aggregate as rent over the term of the lease.

In March 2013, we entered into a commercial lease agreement with Prologis, L.P. (Prologis), as landlord, for approximately 18,700 square feet of office and research space in Sunnyvale, California. The initial term of the lease is ten years and we will pay approximately $3.5 million as rent over the term of the lease. As part of the lease, Prologis has agreed to provide us financial allowances to build initial tenant improvements, subject to customary terms and conditions relating to landlord-funded tenant improvements. The facility will house operations that support our clinical development activities.

Operating Leases — Rhode Island

We continue to have outstanding obligations in regard to our former facilities in Lincoln, Rhode Island. In 1997, we had entered into a fifteen-year lease for a scientific and administrative facility (the SAF) in a sale and leaseback arrangement. The lease includes escalating rent payments. For the year 2013, we expect to pay approximately $732,000 in operating lease payments and estimated operating expenses of approximately $465,000, before receipt of sub-tenant income. For the year 2013, we expect to receive, in aggregate, approximately $61,000 in sub-tenant rent and operating expenses. As a result of the above transactions, our estimated cash outlay net of sub-tenant rent for the SAF will be approximately $1,136,000 for 2013.

Operating Leases — United Kingdom

In January 2011, we amended the existing lease agreements of our wholly-owned subsidiary, Stem Cell Sciences (U.K.) Ltd, effectively reducing our leased space from approximately 5,000 square feet to approximately 1,900 square feet of office and lab space. The lease by its terms was extended to September 30, 2013. We expect to pay approximately 61,000 GBP as rental payments for 2013. StemCells, Inc. is the guarantor of Stem Cell Sciences (U.K.) Ltd’s obligations under the existing lease.

With the exception of the operating leases discussed above, we have not entered into any off balance sheet financial arrangements and have not established any special purpose entities. We have not guaranteed any debts or commitments of other entities or entered into any options on non-financial assets.

See Note 11, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information.

Indemnification Agreement

Effective 2008, as part of an indemnification agreement with NeuroSpheres, we are entitled to offset all litigation costs incurred in this patent infringement suit, against amounts that would otherwise be owed to NeuroSpheres under our exclusive license agreements with NeuroSpheres, such as annual maintenance fees, milestones and royalty payments. Under the terms of our license agreements, we are required to make annual payments of $50,000 to NeuroSpheres, and we expect to make these annual payments through the remaining life of the patent which, at December 31, 2010, was approximately 14 years. We have therefore capitalized $700,000 (14 years at $50,000 per year) to offset litigation costs. The amount capitalized is not dependent on the achievement of any milestones or related to any other contingent payments which may become due under the arrangement. We will reduce this asset by $50,000 per year in lieu of the cash payments due to NeuroSpheres. As the $50,000 annual payments are fully creditable against royalties due to Neurospheres, we have classified the $700,000 as prepaid royalties under “Other assets, non-current” on our accompanying Consolidated Balance Sheets. We have concluded that the estimated balance of $600,000, as of December 31, 2012, is a fair estimate and realizable against future milestone and royalty payments to NeuroSpheres, and that litigation costs incurred above this amount will be expensed as incurred. Management will reevaluate this estimate on a quarterly basis based on actual costs and other relevant factors.

Contractual Obligations

In the table below, we set forth our legally binding and enforceable contractual cash obligations at December 31, 2012:

	Total Obligations at 12/31/12	Payable in 2013	Payable in 2014	Payable in 2015	Payable in 2016	Payable in 2017	Payable in 2018 and Beyond
Operating lease payments(1)	$17,177,459	$2,538,660	$1,529,890	$1,581,352	$1,627,668	$1,663,691	$8,236,198
Capital lease (equipment)	21,541	8,078	8,078	5,385	—	—	—
Bonds Payable (principal & interest)(2)	374,444	237,592	136,852	—	—	—	—

Total contractual cash obligations	$17,573,444	$2,784,330	$1,674,820	$1,586,737	$1,627,668	$1,663,691	$8,236,198

(1)	Operating lease payments exclude sub-lease income. See “Off-Balance Sheet Arrangements — Operating Leases” above for further information.
(2)	See Note 11, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information.

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

We periodically enter into licensing agreements with third parties to obtain exclusive or non-exclusive licenses for certain technologies. The terms of certain of these agreements require us to pay future milestone payments based upon achievement of certain developmental, regulatory or commercial milestones. We do not anticipate making any milestone payments under any of our licensing agreements for 2013. Milestone payments beyond fiscal year 2013 cannot be predicted or estimated, due to the uncertainty of achieving the required developmental, regulatory or commercial milestones.

We do not have any material unconditional purchase obligations or commercial commitments related to capital expenditures, clinical development, clinical manufacturing, or other external services contracts at December 31, 2012.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (FASB) issued an update on testing indefinite-lived intangible assets for impairment. This update states that we have the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessment, we conclude that it is not more likely than not that the indefinite-lived intangible asset is impaired, then we are not required to take further action. However, if we conclude otherwise, then we are required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with previously issued standards. Under the guidance in this update, we also have the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. We will be able to resume performing the qualitative assessment in any subsequent period. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Credit Risks

Our interest-bearing assets, or interest-bearing portfolio, consist of cash, cash equivalents, and marketable debt securities. The balance of our interest-bearing portfolio was approximately $22,372,000, or 74%, of total assets at December 31, 2012 and $16,592,000, or 66%, of total assets at December 31, 2011. Interest income earned on these assets was approximately $16,000 in 2012 and $14,000 in 2011. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. At December 31, 2012, our cash equivalents were primarily composed of money market accounts comprised of U.S. Treasury debt securities and repurchase agreements. Our short-term marketable debt securities are composed primarily of commercial paper and corporate debt securities. Generally, corporate obligations must have senior credit ratings of A2/A or the equivalent. See Note 1, “Summary of Significant Accounting Policies — Financial Instruments” and Note 2 “Financial Instruments” section in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further information.

Equity Security and Foreign Exchange Risks

Our foreign exchange risk is an exposure to foreign currency exchange rates on the earnings, cash flows and financial position of our foreign subsidiary in the United Kingdom. Financial statements of our foreign subsidiary are translated into U.S. dollars from U.K. pounds (GBP), using period-end exchange rates for assets and liabilities and average exchange rates for revenues and expenses. Adjustments resulting from translating net assets are reported as a separate component of “Accumulated other comprehensive income (loss)” within shareholders’ equity under the caption “Unrealized gain (loss) on foreign currency translation”. A hypothetical 10% weakening of the U.S. dollar in relation to the GBP would have resulted in an approximate $7,000 increase in our net loss reported for the year ended December 31, 2012. Because we are currently not subject to material foreign currency exchange risk with respect to revenue transactions and cash balances, we have not to date entered into any hedging contracts.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STEMCELLS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

StemCells, Inc.

We have audited the accompanying consolidated balance sheets of StemCells, Inc. (a Delaware corporation) and its subsidiaries ( the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of StemCells, Inc. and its subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

San Francisco, California

March 21, 2013

StemCells, Inc.

Consolidated Balance Sheets

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$8,471,275	$13,311,261
Marketable securities, current	13,900,678	3,280,591
Trade receivables	110,159	54,527
Other receivables	200,788	213,500
Prepaid assets	537,590	506,464
Other current assets	820,827	22,063

Total current assets	24,041,317	17,388,406
Property, plant and equipment, net	1,375,329	2,054,563
Other assets, non-current	947,301	1,856,057
Goodwill	1,983,426	1,895,000
Other intangible assets, net	1,822,904	2,011,473

Total assets	$30,170,277	$25,205,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$999,365	$1,066,495
Accrued expenses and other current liabilities	2,707,441	2,970,251
Accrued wind-down expenses, current	1,102,762	1,360,766
Deferred revenue, current	74,426	43,910
Capital lease obligation, current	6,888	17,979
Deferred rent, current	—	2,603
Bonds payable, current	206,250	191,250

Total current liabilities	5,097,132	5,653,254
Capital lease obligation, non-current	12,646	—
Bonds payable, non-current	125,000	331,250
Fair value of warrant liability	9,265,365	6,042,315
Deposits and other long-term liabilities	216,439	281,807
Accrued wind-down expenses, non-current	—	774,020
Deferred rent, non-current	1,389,342	1,301,167
Deferred revenue, non-current	79,736	96,562

Total liabilities	16,185,660	14,480,375
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.01 par value; 75,000,000 shares authorized; issued and outstanding 37,506,305 at December 31, 2012 and 22,427,955 at December 31, 2011	375,063	224,280
Additional paid-in capital	374,507,552	343,060,153
Accumulated deficit	(361,091,175)	(332,600,022)
Accumulated other comprehensive income	193,177	40,713

Total stockholders’ equity	13,984,617	10,725,124

Total liabilities and stockholders’ equity	$30,170,277	$25,205,499

See Notes to Consolidated Financial Statements.

StemCells, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2012	2011	2010
Revenue:
Revenue from licensing agreements, grants and other	$511,558	$557,880	$927,772
Revenue from product sales	856,397	662,790	499,200

Total revenue	1,367,955	1,220,670	1,426,972
Cost of product sales	263,188	214,811	168,424

Gross profit	1,104,767	1,005,859	1,258,548
Operating expenses:
Research and development	15,846,829	19,937,764	21,019,301
Selling, general and administrative	7,447,235	8,202,375	9,376,774
Wind-down expenses	356,379	287,122	221,991
Impairment of intangible asset	—	654,961	—

Total operating expenses	23,650,443	29,082,222	30,618,066

Operating loss	(22,545,676)	(28,076,363)	(29,359,518)
Other income (expense):
Realized gain on sale of marketable securities	—	83,750	—
Change in fair value of warrant liability	(5,944,571)	6,612,092	3,005,040
Interest income	15,594	13,942	26,728
Interest expense	(50,193)	(71,363)	(93,382)
Qualifying therapeutic discovery project grant	—	—	977,917
Other income (expense), net	33,693	109,404	199,664

Total other income (expense), net	(5,945,477)	6,747,825	4,115,967

Net loss	$(28,491,153)	$(21,328,536)	$(25,243,551)

Basic and diluted net loss per share	$(0.99)	$(1.50)	$(2.05)

Shares used to compute basic and diluted loss per share	28,824,417	14,187,885	12,330,299

See Notes to Consolidated Financial Statements.

StemCells, Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
	2012	2011	2010
Net loss	$(28,491,153)	$(21,328,536)	$(25,243,551)
Other comprehensive income (loss)
Foreign currency translation adjustments	151,125	40,032	(268,810)
Unrealized gains (losses) on marketable securities	1,339	(119,041)	(6,191)

Other comprehensive income (loss)	152,464	(79,009)	(275,001)

Comprehensive loss	$(28,338,689)	$(21,407,545)	$(25,518,552)

See Notes to Consolidated Financial Statements.

StemCells, Inc.

Consolidated Statement of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2009	11,834,958	$118,349	$316,009,930	$(286,027,935)	$394,723	$30,495,067
Net loss	—	—	—	(25,243,551)	—	(25,243,551)
Unrealized loss on foreign currency translation	—	—	—	—	(268,810)	(268,810)
Change in unrealized gain on securities available-for-sale	—	—	—	—	(6,191)	(6,191)
Issuance of common stock, net of issuance cost of $480,835	847,520	8,475	7,270,759	—	—	7,279,234
Common stock issued pursuant to employee benefit plan	18,488	185	232,044	—	—	232,229
Compensation expense from grant of options, restricted stock units and stock (fair value)	—	—	3,697,405	—	—	3,697,405
Exercise of employee and director stock options	3,451	35	19,767	—	—	19,802
Exercise and net settlement of restricted stock units	53,370	534	(483,940)	—	—	(483,406)
Stock retired from settlement agreement	(26,500)	(265)	(240,885)	—	—	(241,150)

Balances, December 31, 2010	12,731,287	127,313	326,505,080	(311,271,486)	119,722	15,480,629
Net loss	—	—	—	(21,328,536)	—	(21,328,536)
Unrealized gain on foreign currency translation	—	—	—	—	40,032	40,032
Change in unrealized loss on securities available-for-sale	—	—	—	—	(119,041)	(119,041)
Issuance of common stock and warrants, net of issuance cost of $1,522,083	9,525,116	95,251	13,697,089	—	—	13,792,340
Common stock issued pursuant to employee benefit plan	35,164	352	164,544	—	—	164,896
Compensation expense from grant of options, restricted stock units and stock (fair value)	32,631	326	3,095,717	—	—	3,096,043
Exercise of employee and director stock options	1,692	17	2,369	—	—	2,386
Exercise and net settlement of restricted stock units	102,065	1,021	(404,646)	—	—	(403,625)

Balances, December 31, 2011	22,427,955	224,280	343,060,153	(332,600,022)	40,713	10,725,124
Net loss	—	—	—	(28,491,153)	—	(28,491,153)
Unrealized gain on foreign currency translation	—	—	—	—	151,125	151,125
Change in unrealized loss on securities available-for-sale	—	—	—	—	1,339	1,339
Issuance of common stock and warrants, net of issuance cost of $900,992	14,546,042	145,460	28,580,047	—	—	28,725,507
Common stock for external services	102,058	1,021	174,214	—	—	175,235
Common stock issued pursuant to employee benefit plan	129,893	1,299	95,718	—	—	97,017
Compensation expense from grant of options, restricted stock units and stock (fair value)	182,502	1,825	2,654,059	—	—	2,655,884
Exercise of director stock options	3,629	36	3,593	—	—	3,629
Exercise and net settlement of restricted stock units	114,226	1,142	(60,232)	—	—	(59,090)

Balances, December 31, 2012	37,506,305	$375,063	$374,507,552	$(361,091,175)	$193,177	$13,984,617

See Notes to Consolidated Financial Statements.

StemCells, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(28,491,153)	$(21,328,536)	$(25,243,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	991,721	1,207,911	1,520,772
Stock-based compensation for employees and external services	2,878,134	3,260,937	3,929,634
Loss (gain) on disposal of fixed assets	20,883	32,145	(10,462)
Write-down of fixed assets	27,500	—	62,807
Loss on disposal of intangible assets	—	—	67,151
Impairment of intangible asset	—	654,961	—
Gain from settlement agreement, net	—	—	(226,580)
Gain on sale of marketable securities	—	(83,750)	—
Change in fair value of warrant liability	5,944,571	(6,612,092)	(3,005,040)
Changes in operating assets and liabilities:
Other receivables	39,825	(78,503)	550,282
Trade receivables	(50,451)	67,974	(39,146)
Prepaid and other current assets	22,232	495,662	(437,110)
Other assets	89,790	76,187	601,532
Accounts payable and accrued expenses	(409,333)	130,766	(808,722)
Accrued wind-down expenses	(1,032,024)	(1,165,585)	(1,202,733)
Deferred revenue	13,389	(18,903)	(79,211)
Deferred rent	85,572	1,302,543	(129,764)
Deposits and other long-term liabilities	—	—	(69,772)

Net cash used in operating activities	(19,869,344)	(22,058,283)	(24,519,913)

Cash flows from investing activities:
Purchases of marketable debt securities	(16,380,748)	(10,188,285)	—
Sales or maturities of marketable debt securities	5,762,000	6,905,000	—
Proceeds from sales of marketable equity securities	—	158,206	—
Purchases of property, plant and equipment	(73,083)	(296,933)	(923,964)

Net cash used in investing activities	(10,691,831)	(3,422,012)	(923,964)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	19,747,550	19,774,820	7,279,234
Proceeds from the exercise of stock options	3,629	2,386	19,802
Payments related to net share issuance of stock based awards	(59,090)	(403,625)	(483,406)
Proceeds from the exercise of warrants	6,256,438	—	—
Proceeds (repayments) of capital lease obligations	(20,167)	(67,847)	(68,000)
Repayments of bonds payable	(191,250)	(176,250)	(161,250)

Net cash provided by financing activities	25,737,110	19,129,484	6,586,380

Decrease in cash and cash equivalents	(4,824,065)	(6,350,811)	(18,857,497)
Cash and cash equivalents at beginning of year	13,311,261	19,707,821	38,617,977
Effects of foreign currency rate changes on cash	(15,921)	(45,749)	(52,659)

Cash and cash equivalents at end of the year	$8,471,275	$13,311,261	$19,707,821

Supplemental disclosure of cash flow information:
Interest paid	$50,193	$71,363	$93,382

Supplemental schedule of non-cash investing and financing activities:
Stock issued for an option agreement(1)	$50,000	—	—
Equipment acquired under a capital lease(2)	$21,721	—	—
Stock retired from settlement agreement(3)	—	—	$241,150

(1)	In September 2012, we issued 24,753 shares of restricted common stock under the terms of an agreement with a developer of biological materials in return for certain product rights including an exclusive right of first offer to commercialize the developer’s products as may be developed on or before April 18, 2017.

(2)	Represents the present value of future minimum capital lease payments for equipment leased in the third quarter of 2012.
(3)	On April 1, 2009, we acquired the operations of Stem Cell Sciences Plc (SCS), which changed its name to Asset Realisation Company Limited. Pursuant to the acquisition agreement, 53,000 shares were placed into an escrow for a twelve month period to satisfy any indemnification obligations owed to us by SCS. On August 19, 2010, we entered into a settlement agreement with SCS in which the parties agreed to the release of half the escrowed shares to SCS and half to us in full satisfaction of our claims for indemnification, and both parties waived all other claims, known and unknown, against the other. The 26,500 shares returned to us are being treated as retired and no longer outstanding. We have recorded approximately $227,000 as other income, which was the value of these shares based on the closing price of $9.10 per share on August 19, 2010, and net of amounts already accrued for potential claims against the escrowed shares.

See Notes to Consolidated Financial Statements.

StemCells, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

Note 1. Summary of Significant Accounting Policies

Nature of Business

StemCells, Inc., a Delaware corporation, is a biopharmaceutical company that operates in one segment, the research, development, and commercialization of cell-based therapeutics and related technologies.

The accompanying consolidated financial statements have been prepared on the basis that we will continue as a going concern. Since inception, we have incurred annual losses and negative cash flows from operations and have an accumulated deficit of approximately $361 million at December 31, 2012. We have not derived significant revenue from the sale of products, and do not expect to receive significant revenue from product sales for at least several years. We may never be able to realize sufficient revenue to achieve or sustain profitability in the future.

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

Reclassifications

Due to the reverse stock split, prior year amounts have been reclassified between Common Stock and Additional Paid-in Capital in our Consolidated Balance Sheets and Consolidated Statement of Stockholders’ Equity. The reclassifications had no effect on revenues, expenses, net income, shareholders’ equity, or the net change in cash and cash equivalents and are not material to previously issued financial statements.

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

Significant estimates include the following:

•	accrued wind-down expenses (see Note 10, “Wind-Down and Exit Costs”);

•	the fair value of share-based awards recognized as compensation (see Note 9, “Stock-Based Compensation”);

•	valuation allowance against net deferred tax assets (see Note 17, “Income Taxes”);

•	the fair value of warrants recorded as a liability (see Note 12, “Warrant Liability”); and

•	the fair value of intangible assets acquired (see Note 5, “Goodwill and Other Intangible Assets”).

Financial Instruments

Cash Equivalents and Marketable Securities

All money market and highly liquid investments with a maturity of 90 days or less at the date of purchase are classified as cash equivalents. Highly liquid investments with maturities of 365 days or less not previously classified as cash equivalents are classified as marketable securities, current. Investments with maturities greater than 365 days are classified as marketable securities, non-current. Our marketable debt and equity securities are accounted for as available-for-sale. Management determines the appropriate classification of its investments in marketable debt and equity securities at the time of purchase and reevaluates the available-for-sale designations as of each balance sheet date. These securities are carried at fair value (see Note 2, “Financial Instruments,” below), with the unrealized gains and losses reported as a component of stockholders’ equity. The cost of securities sold is based upon the specific identification method.

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

Trade and Other Receivables

Our receivables generally consist of interest income on our financial instruments, revenue from licensing agreements and grants, revenue from product sales, and rent from our sub-lease tenants. Because dollar amounts for individual transactions related to our product sales are not material and because we have a broad customer base, we regard the associated credit risk to be minimal.

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

Goodwill and Other Intangible Assets (Patent and License Costs)

Goodwill of approximately $1,983,000 at December 31, 2012, relates to the acquisition of SCS operations. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. We test goodwill for impairment on an annual basis or more frequently if we believe indicators of impairment exist. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in the evaluations, and it is possible, even likely, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analysis are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period. We completed our annual impairment testing during the fourth quarter of 2012, and determined that there was no impairment of goodwill.

Other intangible assets, net were approximately $1,823,000 at December 31, 2012. Intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In December 2011, in part because of management’s decision to focus on our therapeutic product development programs and not to allocate time and resources to the assays technology, we determined that we could not predict the future cash flows from the intangible IPR&D asset related to the assays technology. Therefore, we determined that the intangible asset was impaired and wrote off the approximately $655,000 carrying value of the asset.

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

Impairment of Long-Lived Tangible Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If property, plant, and equipment are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its estimated fair market value. In 2010 and 2012, we recorded a charge of approximately $63,000 and $28,000 respectively, to adjust the fair value of certain lab equipment we expect to dispose. No such impairment was recognized during the year 2011.

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

Stock-Based Compensation

We expense the estimated fair value of our stock-based compensation awards. The estimated fair value is calculated using the Black-Scholes model. The compensation cost we record for these awards are based on their grant-date fair value as estimated and amortized over their vesting period. At the end of each reporting period we estimate forfeiture rates based on our historical experience within separate groups of employees and adjust stock-based compensation expense accordingly. See Note 9, “Stock-Based Compensation” for further information.

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

The following are the basic and dilutive net loss per share computations for the last three fiscal years:

	2012	2011	2010
Net loss	$(28,491,153)	$(21,328,536)	$(25,243,551)
Weighted average shares outstanding used to compute basic and diluted net loss per share	28,824,417	14,187,885	12,330,299
Basic and diluted net loss per share	$(0.99)	$(1.50)	$(2.05)

Outstanding options, warrants and restricted stock units were excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive for all periods presented below:

	2012	2011	2010
Outstanding options	447,359	875,498	1,098,242
Restricted stock units	1,534,200	357,541	469,505
Outstanding warrants	9,935,912	17,434,483	1,434,483

Total	11,917,471	18,667,522	3,002,230

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net losses and other comprehensive income (or “OCI”). OCI includes certain changes in stockholders’ equity that are excluded from net losses. Specifically, we include in OCI changes in unrealized gains and losses on our marketable securities and unrealized gains and losses on foreign currency translations.

The components of our accumulated OCI, as of December 31 of each year shown, are as follows:

	2012	2011
Net unrealized gain (loss) on marketable securities	$(1,356)	$(2,694)
Unrealized gain on foreign currency translation	194,533	43,407

Accumulated other comprehensive income	$193,177	$40,713

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (FASB) issued an update on testing indefinite-lived intangible assets for impairment. This update states that we have the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessment, we conclude that it is not more likely than not that the indefinite-lived intangible asset is impaired, then we are not required to take further action. However, if we conclude otherwise, then we are required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with previously issued standards. Under the guidance in this update, we also have the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. We will be able to resume performing the qualitative assessment in any subsequent period. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

Note 2. Financial Instruments

Cash, cash equivalents and marketable securities

The following table summarizes the fair value of our cash, cash equivalents and available-for-sale securities held in our investment portfolio:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012
Cash	$254,267	$—	$—	$254,267
Cash equivalents (money market accounts)	8,217,259	—	(252)	8,217,007
Marketable debt securities, current	13,901,782	—	(1,104)	13,900,678

Total cash, cash equivalents, and marketable securities	$22,373,308	$—	$(1,356)	$22,371,952

December 31, 2011
Cash	$291,093	$—	$—	$291,093
Cash equivalents (money market accounts)	13,020,168	—	—	13,020,168
Marketable equity securities, current	3,283,209	—	(2,618)	3,280,591

Total cash, cash equivalents, and marketable securities	$16,594,470	$—	$(2,618)	$16,591,852

At December 31, 2012, our investment in money market accounts are composed primarily of U.S. Treasury debt securities, which are classified as cash equivalents in the accompanying Consolidated Balance Sheet due to their short maturities. Our investment in short-term marketable debt securities are composed primarily of commercial paper and corporate debt securities. From time to time, we carry cash balances in excess of federally insured limits. Our cash balance at December 31, 2012 includes approximately $22,000 held in British pounds by our U.K. subsidiary.

We do not hold any investments that were in a material unrealized loss position as of December 31, 2012.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Assets measured at fair value as of December 31, 2012 and 2011 are classified below based on the three fair value hierarchy tiers described above.

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

The following table presents our financial assets and liabilities measured at fair value:

	Fair Value Measurement at Reporting Date Using		Unobservable Inputs (Level 3)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		As of December 31, 2012
Financial assets
Cash equivalents:
Money market funds	$521,075	$—	$—	$521,075
U.S. Treasury debt obligations	7,695,932	—	—	7,695,932
Marketable securities:
Debt securities	—	13,900,678	—	13,900,678

Total financial assets	$8,217,007	$13,900,678	$—	$22,117,685

Financial liabilities
Bond obligation	$—	$331,250	$—	$331,250
Warrant liabilities	—	107,968	9,157,397	9,265,365

Total financial liabilities	$—	$439,218	$9,157,397	$9,596,615

Level 2 Reconciliation

The following table presents a roll forward for financial assets and liabilities measured at fair value using significant other observable inputs (Level 2) for 2012.

	Level 2 Beginning Balance 12/31/11 $	Net transfers (to) from Level 1 $	Change included in earnings $	Settled $	Level 2 Ending Balance 12/31/12 $
Marketable debt securities	3,280,591	10,620,087	—	—	13,900,678
Bond obligation	522,500	—	—	(191,250)	331,250
Warrant liabilities	31,195	—	76,773	—	107,968

Transfers from Level 2 to Level 1 are the net of, (i) maturities of short term marketable debt securities into cash and cash equivalents and (ii) additional purchases of marketable debt securities.

Level 3 Reconciliation

The following table presents a roll forward for liabilities measured at fair value using significant unobservable inputs (Level 3) for 2012.

Warrant Liabilities
Balance at December 31, 2011	$6,011,120
Less fair value of warrants exercised	(4,435,957)
Add fair value of warrants issued	1,714,436
Add change in fair value of warrants	5,867,798

Balance at December 31, 2012	$9,157,397

Note 4. Property, Plant and Equipment

Property, plant and equipment balances at December 31 are summarized below:

	2012	2011
Building and improvements	$3,441,192	$3,430,542
Machinery and equipment	6,671,866	7,002,196
Furniture and fixtures	595,619	591,617

	10,708,677	11,024,355
Less accumulated depreciation and amortization	(9,333,348)	(8,969,792)

Property, plant and equipment, net	$1,375,329	$2,054,563

Depreciation and amortization expense was approximately $728,000 in 2012, $842,000 in 2011, and $1,093,000 in 2010.

Note 5. Goodwill and Other Intangible Assets

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

At the time of valuation (April 2009), our Transgenic Rat Program was in its nascent stage and our Assay Development Program was expected to achieve proof of concept by 2012. Neither program was expected to begin generating revenue until 2011-2012. In December 2011, in part because of management’s decision to focus on our therapeutic product development programs and not to allocate time and resources to the assays technology, we determined that we could not predict the future cash flows from the intangible IPR&D asset related to the Assay Development Program. Therefore, at December 31, 2011, we determined that the intangible asset was impaired and wrote off the entire approximately $655,000 carrying value of the asset.

Trade name relates to the “SC Proven” trademark of our cell culture products which we expect to market for 15 years from the date of acquisition, based on which, we estimated a remaining useful life of 15 years from the valuation date.

The following table represents changes in goodwill in 2012:

Balance as of December 31, 2011	$1,895,000
Foreign currency translation	88,426

Balance as of December 31, 2012	$1,983,426

The components of our other intangible assets at December 31, 2012 are summarized below:

Other Intangible Asset Class	Cost	Impairment	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Weighted- Average Amortization Period
Customer relationships and developed technology	$1,310,000	$—	$(694,202)	$152,962	$768,760	8.0 years
In-process research and development	1,340,000	(654,961)	(270,687)	136,110	550,462	Indefinite
Trade name	310,000	—	(85,500)	38,036	262,536	15.0 years
Patents	979,612	—	(738,466)	—	241,146	17.0 years

Total other intangible assets	$3,939,612	$(654,961)	$(1,788,855)	$327,108	$1,822,904	12.3 years

Amortization expense was approximately $264,000 in 2012, $366,000 in 2011, and $427,000 in 2010.

The expected future annual amortization expense for each of the next five years based on current balances of our intangible assets is as follows:

For the year ending December 31:
2013	$268,585
2014	$268,374
2015	$268,069
2016	$262,479
2017	$239,728

Note 6. Other Assets

Other assets, non-current at December 31 are summarized below:

	2012	2011
Prepaid royalties	$614,488	$698,922
Security deposit (buildings and equipment lease)	332,813	1,157,135

Total other non-current assets	$947,301	$1,856,057

Note 7. Accounts Payable

Accounts payable at December 31 are summarized below:

	2012	2011
External services	$678,813	$716,904
Supplies	216,900	206,863
Other	103,652	142,728

Total accounts payable	$999,365	$1,066,495

Note 8. Accrued Expenses and Other Current Liabilities

Accrued expenses at December 31 are summarized below:

	2012	2011
External services	$900,580	$1,204,137
Employee compensation	1,577,322	1,361,954
Other	229,539	404,160

Total accrued expenses and other current liabilities	$2,707,441	$2,970,251

Note 9. Stock-Based Compensation

We currently grant stock-based compensation under two equity incentive plans approved by the Company’s stockholders and one plan adopted in 2012 pursuant to NASDAQ Listing Rule 5635(c)(4) concerning inducement grants for new employees (our “2012 Commencement Incentive Plan”). As of December 31, 2012, we had 593,199 shares available to grant under our two stockholder approved plans, namely our 2001 Equity Incentive Plan and our 2006 Equity Incentive Plan. At our annual stockholders meeting held on June 12, 2007, our stockholders approved an amendment to our 2006 Equity Incentive Plan to provide for an annual increase in the number of shares of common stock available for issuance under the plan each January 1 (beginning January 1, 2008) equal to 4% of the outstanding common shares as of that date. The amendment further provided an aggregate limit of 3,000,000 shares issuable pursuant to incentive stock option awards under the plan. Under the two stockholder approved plans we may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, 401(k) Plan employer match in form of shares and performance-based shares to our employees, directors and consultants, at prices determined by our Board of Directors. Incentive stock options may only be granted to employees under these plans with a grant price not less than the fair market value on the date of grant. Under our 2012 Commencement Inducement Plan, we may only award options, restricted stock units and other equity awards to newly hired employees and newly engaged directors, in each case as allowed by NASDAQ listing requirements.

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

Our stock-based compensation expense for the last three fiscal years was as follows:

	2012	2011	2010
Research and development expense	$1,280,298	$1,680,431	$2,034,007
General and administrative expense	1,597,836	1,580,506	1,895,627

Total stock-based compensation expense and effect on net loss	$2,878,134	$3,260,937	$3,929,634

As of December 31, 2012, we have approximately $2,322,000 of total unrecognized compensation expense related to unvested awards granted under our various share-based plans that we expect to recognize over a weighted-average period of 1.7 years.

The fair value of options granted is estimated as of the date of grant using the Black-Scholes option pricing model and expensed on a pro-rata straight-line basis over the period in which the stock options vest. The Black-Scholes option pricing model requires certain assumptions as of the date of grant. The weighted-average assumptions used for the last three fiscal years are as follows:

	2012	2011	2010
Expected term (years)(1)	6.4	7.4	7.2
Risk-free interest rate(2)	1.4%	2.7%	2.9%
Expected volatility(3)	78.4%	79.7%	88.4%
Expected dividend yield(4)	0%	0%	0%

(1)	The expected term represents the period during which our stock-based awards are expected to be outstanding. We estimated this amount based on historical experience of similar awards, giving consideration to the contractual terms of the awards, vesting requirements, and expectation of future employee behavior, including post-vesting terminations.
(2)	The risk-free interest rate is based on U.S. Treasury debt securities with maturities close to the expected term of the option as of the date of grant.
(3)	Expected volatility is based on historical volatility over the most recent historical period equal to the length of the expected term of the option as of the date of grant.
(4)	We have neither declared nor paid dividends on any share of common stock and we do not expect to do so in the foreseeable future.

At the end of each reporting period, we estimate forfeiture rates based on our historical experience within separate groups of employees and adjust the stock-based compensation expense accordingly.

A summary of our stock option activity and related information for the last three fiscal years is as follows:

	Outstanding Options
	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
Balance at December 31, 2009	926,081	$22.80	6.2	$434,092
Granted	257,850	$10.70
Exercised	(3,451)	$5.70		$13,418
Cancelled (forfeited and expired)	(82,239)	$20.50

Balance at December 31, 2010	1,098,241	$20.20	6.1	$398,219
Granted	3,750	$7.30
Exercised	(1,692)	$1.41		$11,293
Cancelled (forfeited and expired)	(224,801)	$20.22

Balance at December 31, 2011	875,498	$20.13	5.5	$—
Granted	—
Exercised	(3,629)	$1.00		$4,319
Cancelled (forfeited and expired)	(424,510)	$20.86

Balance at December 31, 2012	447,359	$19.59	5.1	$2,175

Exercisable at December 31, 2012	382,856	$21.06	4.8	$2,175

Vested and expected to vest(2)	437,989	$19.77	5.1	$2,175

(1)	Aggregate intrinsic value represents the value of the closing price per share of our common stock on the last trading day of the fiscal period in excess of the exercise price multiplied by the number of options outstanding or exercisable, except for the “Exercised” line, which uses the closing price on the date exercised.
(2)	Number of shares includes options vested and those expected to vest net of estimated forfeitures.

The estimated weighted average fair value per share of options granted was approximately $5.31 in 2011 and $8.40 in 2010, based on the assumptions in the Black-Scholes model discussed above. No options were granted in 2012. Total intrinsic value of options exercised at time of exercise was approximately $4,000 in 2012, $11,000 in 2011, and $13,000 in 2010.

The following is a summary of changes in unvested options:

Unvested Options	Number of Options	Weighted Average Grant Date Fair Value
Unvested options at December 31, 2011	152,192	$9.43
Granted	—	—
Vested	(63,911)	$9.81
Cancelled	(23,778)	$10.46

Unvested options at December 31, 2012	64,503	$8.67

The estimated fair value of options vested were approximately $627,000 in 2012, $1,545,000 in 2011 and $2,179,000 in 2010.

The following table presents weighted average exercise price and remaining term information about significant option groups outstanding at December 31, 2012:

Options Outstanding at December 31, 2012
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Term (Yrs.)	Weighted Average Exercise Price	Aggregate Intrinsic Value at December 31, 2012
Less than $10.00	13,828	2.8	$3.57	$2,175
$10.00 - $19.99	256,482	6.3	$12.70	—
$20.00 - $29.99	119,249	4.0	$23.18	—
$30.00 - $39.99	21,800	3.0	$36.22	—
$40.00 - $49.99	5,500	2.7	$46.51	—
$50.00 - $59.99	30,500	2.7	$53.94	—

	447,359	5.1	$19.59	$2,175

Vested Options Outstanding at December 31, 2012
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price
Less than $10.00	11,443	$2.77
$10.00 - $19.99	194,364	$13.25
$20.00 - $29.99	119,249	$23.18
$30.00 - $39.99	21,800	$36.22
$40.00 - $49.99	5,500	$46.51
$50.00 - $59.99	30,500	$53.94

	382,856	$21.06

Restricted Stock Units

We have granted restricted stock units (RSUs) to our directors and to certain employees which entitle the holders to receive shares of our common stock upon vesting of the RSUs. The fair value of restricted stock units granted are based upon the market price of the underlying common stock as if it were vested and issued on the date of grant.

A summary of our restricted stock unit activity for the year ended December 31, 2012 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2012	357,542	$10.56
Granted(1)	1,358,000	$1.10
Vested and exercised	(171,062)	$11.30
Cancelled	(10,280)	$12.17

Outstanding at December 31, 2012	1,534,200	$2.10

(1)	75,000 of these restricted stock units vest and convert into shares of our common stock after one year from the date of grant. 536,000 of these restricted stock units vest and convert into shares of our common stock over a three year period from the date of grant: one-third of the award will vest on each grant date anniversary following the grant. 747,000 of these restricted stock units vest and convert into shares of our common stock over a four year period from the date of grant: one-fourth of the award will vest on each grant date anniversary following the grant.

Stock Appreciation Rights

In July 2006, we granted cash-settled Stock Appreciation Rights (SARs) to certain employees under the 2006 Equity Incentive Plan. The SARs give the holder the right, upon exercise, to the difference between the price per share of our common stock at the time of exercise and the exercise price of the SAR. The exercise price of the SAR is equal to the market price of our common stock at the date of grant. All of the outstanding SARs are fully vested; 25% vested on the first anniversary of the grant date and 75% vested monthly over the remaining three-year service period. Compensation expense is based on the fair value of SARs which is calculated using the Black-Scholes option pricing model. The stock-based compensation expenses and liability are re-measured at each reporting date through the date of settlement. The compensation liability as re-measured at December 31, 2012 was approximately $17,000.

The following is a summary of the changes in our outstanding SARs for the last three fiscal years:

	2012		2011		2010
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at January 1,	115,187	$20.00	135,409	$20.00	143,085	$20.00
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	(4,594)		(20,222)		(7,676)

Outstanding at December 31,	110,593	$20.00	115,187	$20.00	135,409	$20.00

Exercisable at December 31,	110,593	$20.00	115,187	$20.00	135,409	$20.00

The total compensation expense related to SARs was approximately $18,000 in 2012. For the year ended December 31, 2010 and 2011, the re-measured liability related to the SARs reduced compensation expense by approximately $344,000 and $265,000, respectively. The resulting effect on net loss and net loss per share attributable to common stockholders is not likely to be representative of the effects in future periods, due to changes in the fair value calculation which is dependent on the stock price, volatility, interest and forfeiture rates, additional grants and subsequent periods of vesting. We will continue to recognize compensation cost each period, which will be the change in fair value from the previous period through the earlier date of settlement or forfeiture of the SARs.

Note 10. Wind-down and exit costs

Rhode Island

In October 1999, we relocated to California from Rhode Island and established a wind-down reserve for the estimated lease payments and operating costs of the Rhode Island facilities. We periodically re-evaluate and adjust the reserve by considering various factors such as our lease payments through to the end of the lease, operating expenses, the current real estate market in Rhode Island, and estimated subtenant income based on actual and projected occupancy. We are no longer actively seeking additional subtenants due to the short time remaining on the lease period.

The components of our wind-down reserve at December 31 are as follows:

	2012	2011
Accrued wind-down reserve at beginning of period	$1,683,000	$2,644,000
Less actual expenses recorded against estimated reserve during the period	(1,185,000)	(1,248,000)
Additional expense recorded to revise estimated reserve at period-end	356,000	287,000

Revised reserve at period-end	854,000	1,683,000
Add deferred rent at period end	249,000	452,000

Total accrued wind-down expenses at period-end (current and non current)	$1,103,000	$2,135,000

Accrued wind-down expenses, current portion	$1,103,000	$1,361,000
Non current portion	—	774,000

Total accrued wind-down expenses	$1,103,000	$2,135,000

Note 11. Commitments and Contingencies

Leases

Bonds Payable

We entered into direct financing transactions with the State of Rhode Island and received proceeds from the issuance of industrial revenue bonds totaling $5,000,000 to finance the construction of Rhode Island’s pilot manufacturing facility. The related lease agreements are structured such that lease payments fully fund all semiannual interest payments and annual principal payments through maturity in August 2014. Interest rate for the remaining bond series is 9.5%. The outstanding principal and interest owed at December 31, 2012 was approximately $374,000. The bonds contain certain restrictive covenants which limit, among other things, the payment of cash dividends and the sale of the related assets.

Operating leases

We entered into a fifteen-year lease agreement for a laboratory facility in Rhode Island in connection with a sale and leaseback arrangement in 1997. The lease term expires June 30, 2013. The lease contains escalating rent payments, which we recognize on a straight-line basis. At December 31, 2012, deferred rent expense was approximately $249,000 for this facility and is included as part of the wind-down accrual on the accompanying Consolidated Balance Sheets.

In September 2010, we entered into a two-year sublease agreement with Caliper Life Sciences, Inc., for approximately 13,200 square feet in a facility located in Mountain View, California. In June 2012, the sublease term was extended to September 30, 2013. We will pay approximately $1,081,000 in aggregate as rent over the term of the lease.

In December 2010, we entered into a commercial lease agreement with BMR-Gateway Boulevard LLC (BMR), as landlord, for approximately 43,000 square feet of office and research space at BMR’s Pacific Research Center in Newark, California. The initial term of the lease is approximately eleven and one-half years, and we relocated our corporate headquarters and core research activities from a facility located in Palo Alto, California, to this facility in July 2011. The lease for the Palo Alto facility expired on August 31, 2011, and a letter of credit for approximately $389,000, which served as a security deposit was transferred from our restricted cash account to our cash and cash equivalents account. We will pay approximately $17,869,000 in aggregate as rent over the term of the lease to BMR, which we recognize as operating lease expense on a straight-line basis. Deferred rent was approximately $1,389,000 as of December 31, 2012, and approximately $1,301,000 as of December 31, 2011. As part of the lease, BMR has agreed to provide various financial allowances so that we can build initial and future laboratories, offices and other improvements, subject to customary terms and conditions relating to landlord-funded tenant improvements. We had an option under the lease agreement, to lease up to an additional 30,000 square feet in the building, the option expired unexercised on January 31, 2013.

In January 2011, we amended the existing lease agreements of our wholly-owned subsidiary, Stem Cell Sciences (U.K.) Ltd, effectively reducing our leased space from approximately 5,000 square feet to approximately 1,900 square feet of office and lab space. The lease by its terms was extended to September 30, 2013. We expect to pay approximately 61,000 GBP as rental payments for 2013. StemCells, Inc. is the guarantor of Stem Cell Sciences (U.K.) Ltd’s obligations under the existing lease.

The table below summarizes the components of rent expense for the fiscal year ended December 31, as follows:

	2012	2011	2010
Rent expense	$2,932,104	$4,193,433	$3,326,862
Sublease income	(411,885)	(424,847)	(622,910)

Rent expense, net	$2,520,219	$3,768,586	$2,703,952

Future minimum payments under all leases and bonds payable at December 31, 2012 are as follows:

	Bonds Payable	Capital Leases	Operating Leases	Sublease Income
2013	$237,592	$8,078	$2,538,660	$61,356
2014	136,852	8,078	1,529,890	—
2015	—	5,385	1,581,352	—
2016	—	—	1,627,668	—
2017	—	—	1,663,691	—
Thereafter	—	—	8,236,198	—

Total minimum lease payments	374,444	21,541	$17,177,459	$61,356

Less amounts representing interest	43,194	2,007

Present value of bonds payable and capital lease payments	331,250	19,534
Less current maturities	206,250	6,888

Bonds payable, less current maturities	$125,000	$12,646

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

Effective 2008, as part of an indemnification agreement with NeuroSpheres, we are entitled to offset all litigation costs incurred in this patent infringement suit, against amounts that would otherwise be owed to NeuroSpheres under our exclusive license agreements with NeuroSpheres, such as annual maintenance fees, milestones and royalty payments. Under the terms of our license agreements, we are required to make annual payments of $50,000 to NeuroSpheres, and we expect to make these annual payments through the remaining life of the patent which, at December 31, 2010, was approximately 14 years. We have therefore capitalized $700,000 (14 years at $50,000 per year) to offset litigation costs. The amount capitalized is not dependent on the achievement of any milestones or related to any other contingent payments which may become due under the arrangement. We will reduce this asset by $50,000 per year in lieu of the cash payments due to NeuroSpheres. As the $50,000 annual payments are fully creditable against royalties due to NeuroSpheres, we have classified the capitalized amount as prepaid royalties under “Other assets, non-current” on our accompanying Consolidated Balance Sheets. We have concluded that the estimated balance of $600,000, as of December 31, 2012, is a fair estimate and realizable against future milestone and royalty payments to NeuroSpheres, and that litigation costs incurred above this amount will be expensed as incurred. Management will reevaluate this estimate on a quarterly basis based on actual costs and other relevant factors.

Note 12. Warrant Liability

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

The assumptions used for the Black-Scholes option pricing model are as follows:

	To Calculate Fair Value of Warrant Liability at December 31,
	2012	2011
Expected life (years)	1.4	2.4
Risk-free interest rate	0.2%	0.3%
Expected volatility	108.2%	74.1%
Expected dividend yield	0%	0%

	At December 31, 2012	At December 31, 2011	Change in Fair Value of Warrant Liability in Year 2012
Fair value of warrant liability	$44,628	$2,224	$42,404

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

The assumptions used for the Black-Scholes option pricing model are as follows:

	To Calculate Fair Value of Warrant Liability at
	December 31, 2012	December 31, 2011
Expected life (years)	2.3	3.3
Risk-free interest rate	0.3%	0.5%
Expected volatility	94.5%	90.8%
Expected dividend yield	0%	0%

	At December 31, 2012	At December 31, 2011	Change in Fair Value of Warrant Liability in Year 2012
Fair value of warrant liability	$63,340	$28,971	$34,369

In December 2011, we raised gross proceeds of $10,000,000 through a public offering of 8,000,000 units and 8,000,000 Series B Warrants. The combination of units and Series B Warrants were sold at a public offering price of $1.25 per unit. Each Series B Warrant gave the holder the right to purchase one unit at an exercise price of $1.25 per unit and was exercisable until May 2, 2012, the 90th trading day after the date of issuance. Each unit consists of one share of our common stock and one Series A Warrant. Each Series A Warrant gives the holder the right to purchase one share of our common stock at an initial exercise price of $1.40 per share. The Series A Warrants are immediately exercisable upon issuance and will expire in December 2016. The shares were offered under our shelf registration statement previously filed with previously filed with, and declared effective by, the SEC.

In the first and second quarter of 2012, an aggregate of 2,700,000 Series B Warrants were exercised. For the exercise of these warrants, we issued 2,700,000 shares of our common stock and 2,700,000 Series A Warrants and received gross proceeds of $3,375,000. The remaining 5,300,000 Series B Warrants expired unexercised by their terms on May 2, 2012.

In the third quarter and fourth quarter of 2012, an aggregate of 2,198,571 Series A Warrants were exercised. For the exercise of these warrants, we issued 2,198,571 shares of our common stock and received gross proceeds of approximately $3,078,000.

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

The assumptions used for the Monte Carlo simulation model to value the outstanding Series A Warrants at December 31, 2012 are as follows:

Risk-free interest rate per year	0.5%
Expected volatility per year	86.0%
Expected dividend yield	0%
Expected life (years)	4.0

The use of the Monte Carlo simulation model requires the input of additional subjective assumptions including the progress of our R&D programs and its affect on potential future financings.

The following table is a summary of the changes in fair value of warrant liability for the Series A and Series B Warrants in 2012:

	Series A		Series B
	Number of Warrants	Fair value $	Number of Warrants	Fair value $
Balance at December 31, 2011	8,000,000	$3,790,160	8,000,000	$2,220,960
Add issued	2,700,000	1,714,436	—	—
Less exercised	(2,198,571)	(3,340,155)	(2,700,000)	(1,095,802)
Less expired	—	—	(5,300,000)	—
Changes in fair value	—	6,992,956	—	(1,125,158)

Balance at December 31, 2012	8,501,429	$9,157,397	—	$—

The following table is a summary of our outstanding warrants and fair value of our warrant liability as of December 31, 2012:

Warrants	Number Outstanding	Exercise Price ($) per share	Fair value
Warrants issued in 2008	1,034,483	23.00	$44,628
Warrants issued in 2009	400,000	15.00	63,340
Series A Warrants	8,501,429	1.40	9,157,397

Total	9,935,912		$9,265,365

Note 13. Common Stock

We have neither declared nor paid dividends on any share of common stock and do not expect to do so in the foreseeable future.

Sale of common stock

Major transactions involving our common stock for the last three years include the following:

•

In 2012, we sold an aggregate of 9,647,471 shares of our common stock at an average price per share of $2.12 for gross proceeds of approximately $20,452,000. These sales were made under a sales agreement entered into in June 2009 (2009 sales agreement) and the sales agent was paid compensation equal to 3% of gross proceeds pursuant to the terms of the agreement. The shares were offered under our shelf registration statement previously filed with, and declared effective by, the SEC.

•

In 2012, an aggregate of 2,700,000 Series B Warrants were exercised and we received gross proceeds of $3,375,000. The remaining 5,300,000 Series B Warrants expired unexercised by their terms on May 2, 2012. For the exercise of these warrants, we issued 2,700,000 shares of our common stock and 2,700,000 Series A Warrants.

•

In 2012, an aggregate of 2,198,571 Series A Warrants were exercised. For the exercise of these warrants, we issued 2,198,571 shares of our common stock and received gross proceeds of approximately $3,078,000.

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

•

In 2011, we sold a total of 525,116 shares of our common stock under the 2009 sales agreement at an average price per share of $2.47 for gross proceeds of approximately $1,297,000. The sales agent is paid compensation equal to 3.0% of gross proceeds pursuant to the terms of the agreement. The shares were offered under a shelf registration previously filed with, and declared effective by, the SEC.

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

Stock Issued For Technology Licenses

Under license agreements with NeuroSpheres, Ltd., we obtained an exclusive patent license covering all uses of certain neural stem cell technology. We made up-front payments to NeuroSpheres of 6,500 shares of our common stock and $50,000, and will make additional cash payments as stated milestones are achieved. Effective in 2004, we began making annual $50,000 payments, creditable against certain royalties. Effective 2008, as part of an indemnification agreement with NeuroSpheres, we offset the annual $50,000 obligation against litigation costs incurred under that agreement. The estimated balance for future offsets is included under “Other assets, non-current” on our accompanying Consolidated Balance Sheets. We have concluded that the estimated balance of $600,000 as of December 31, 2012 is a fair estimate and realizable against future milestone and royalty payments to NeuroSpheres, and that litigation costs incurred after December 31, 2010 will be expensed as incurred. Management will reevaluate this estimate on a quarterly basis based on actual costs and other relevant factors.

Common Stock Reserved

We reserved the following shares of common stock for the exercise of options, warrants and other contingent issuances of common stock, as of December 31, 2012:

Shares reserved for share based compensation	2,612,901
Shares reserved for warrants related to financing transactions	9,935,912

Total	12,548,813

Note 14. Deferred Revenue

Deferred Revenue related to Licensing Agreement

Deferred revenue includes unamortized upfront licensing fees received of approximately $123,000 and prepaid orders for our SC Proven products of approximately $31,000. The up-front license fee is being amortized and recognized as revenue over a period of 12 years.

Note 15. 401(k) Plan

Our 401(k) Plan covers substantially all of our employees. Participants in the plan are permitted to contribute a fixed percentage of their total annual cash compensation to the plan (subject to the maximum employee contribution defined by law). We match 50% of employee contributions, up to a maximum of 6% of each employee’s eligible compensation in the form of shares of our common stock. We recorded an expense of $130,000 in 2012, $165,000 in 2011, and $191,000 in 2010 for our contributions under our 401(k) Plan.

Note 16. The Qualifying Therapeutic Discovery Project Grant

In October 2010, we were awarded four cash grants totaling approximately $978,000, in aggregate, for work related to our product development programs. These grants were certified under the federal government’s Qualifying Therapeutic Discovery Projects Program, which was created by Congress as part of the Patient Protection and Affordable Care Act of 2010. We were granted the maximum award of $244,479 for each of our four applications. The credit is a tax benefit targeted to therapeutic discovery projects that show a reasonable potential to:

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

Note 17. Income Taxes

Loss before income taxes is attributed to the following geographic locations for the years ended December 31,

	2012	2011
United States	$28,355,949	$19,677,292
Foreign	133,103	1,651,244

Total loss before taxes	$28,489,053	$21,328,536

We follow authoritative guidance regarding accounting for uncertainty in income taxes, which prescribes a recognition threshold a tax position is required to meet before being recognized in the financial statements. As of December 31, 2012 and 2011, we have not recorded any unrecognized tax benefits. Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities at December 31 are as follows:

	2012	2011
Deferred tax assets:
Capitalized research and development costs	$53,824,000	$53,565,000
Net operating losses	53,687,000	53,065,000
Research and development credits	7,777,000	8,038,000
Accrued wind down cost	292,000	630,000
Stock-based compensation	853,000	512,000
Capital loss carryover	544,000	596,000
Fixed assets	430,000	458,000
Other	1,002,000	731,000

	118,409,000	117,595,000
Valuation allowance	(118,045,000)	(117,181,000)

Total deferred tax assets	$364,000	$414,000

Deferred tax liability:
Intangible assets	(364,000)	(414,000)

Total deferred tax liability	$(364,000)	$(414,000)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $864,000 in 2012, $7,871,000 in 2011, and $7,030,000 in 2010.

As of December 31, 2012, we had the following:

•	Net operating loss carry forwards for federal income tax purposes of approximately $143,909,000 which expire in the years 2018 through 2032.

•	Federal research and development tax credits of approximately $4,846,000 which expire in the years 2018 through 2031.

•	Net operating loss carry forwards for state income tax purposes of approximately $47,105,000 which expire in the years 2013 through 2032.

•	State research and development tax credits of approximately $4,441,000 ($2,931,000 net of federal tax effect) which do not expire.

•	Net operating loss carry forwards in foreign jurisdictions of approximately $11,713,000 which do not expire.

•	Capital loss carry forwards for federal and state income tax purposes of $1,592,000 which expire in the years 2014 through 2016.

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

The effective tax rate as a percentage of income before income taxes differs from the statutory federal income tax rate (when applied to income before income taxes) for the years ended December 31 as follows:

	2012	2011	2010
Statutory federal income tax (benefit) rate	(34)%	(34)%	(34)%
State income tax (benefit) rate	(3.3)	(3.4)	(3.6)
Increase resulting from:
Expenses not deductible for taxes	8.8	(6.7)	(0.4)
Increase in valuation allowance	3.7	32.8	36.8
Change in state deferred tax rate	17.7	0	0
Change in foreign deferred tax rate	1.8	0	0
Expiration of tax attributes	5.3	11.3	1.2

Effective tax (benefit) rate	0%	0%	0%

We did not have any unrecognized tax benefits at December 31, 2012. Our policy is to recognize interest and penalties related to income tax matters in income tax expense. Because we have no tax liabilities, no tax-related interest and penalties have been expensed in our consolidated statements of operations during 2012 or accrued as a liability in our consolidated balance sheets at December 31, 2012. We do not anticipate any significant changes to total unrecognized tax benefits as a result of settlement of audits or the expiration of statute of limitations within the next twelve months.

We file U.S. federal income tax returns, as well as tax returns with the State of California and the State of Rhode Island. Due to the carry forward of unutilized net operating losses and research and development credits, our federal tax returns from 1998 forward remain subject to examination by the Internal Revenue Service, and our State of California tax returns from 2001 forward and our State of Rhode Island tax returns from 2008 forward remain subject to examination by the respective state tax authorities. We file income tax returns in various foreign jurisdictions. Tax years from 2007 forward remain subject to examination by the appropriate foreign governmental agencies.

The Credit for Increasing Research Activities expired for amounts incurred after December 31, 2011. However, The American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013, extended the credit for amounts incurred before January 1, 2014. The Act also retroactively restored the credit for amounts incurred in 2012. However, since Act was not signed until January 2, 2013 the amount of credit generated in 2012 is not reflected in the deferred tax amounts as of December 31, 2012. The amount of this credit that was generated in 2012 was approximately $400,000. The deferred tax asset for this credit will be increased by this amount in 2013.

On November 6, 2012, California voters approved Proposition 39 which mandates single sales factor apportionment for most multi-state taxpayers. As a result, we have decreased our state deferred income taxes by approximately $5 million. The valuation allowance has been decreased by a corresponding amount.

Note 18. California Institute for Regenerative Medicine Disease Team Therapy Development Awards

In July 2012, the governing board of the California Institute for Regenerative Medicine (CIRM) approved our application for a Disease Team Therapy Development Research Award for the study of HuCNS-SC cells as a potential treatment for cervical spinal cord injury. Under this disease team program, CIRM would have provided up to $20 million in the form of a forgivable loan. However, in March 2013, we elected not to borrow these funds from CIRM.

In September 2012, the governing board of CIRM approved a second award to us for up to $20 million under RFA 10-05. The award is to fund preclinical development of our proprietary HuCNS-SC cells in Alzheimer’s disease over a maximum four-year period, with the goal of filing an IND in that time. Negotiation of terms and conditions for this forgivable loan is on-going.

Note 19. Subsequent Events

In February 2013, we sold a total of 782,755 shares of our common stock at a price per share of $2.06 for gross proceeds of approximately $1,616,000. The shares were sold under the 2012 amended sales agreement. The sales agent is paid compensation up to 3% of gross proceeds pursuant to the terms of the agreement. The shares were offered under our shelf registration statement previously filed with, and declared effective by, the SEC.

In February 2013, 324,534 Series A Warrants were exercised at an exercise price of $1.40 per share. We received gross proceeds of approximately $454,000 and issued 324,534 shares of our common stock.

In March 2013, we entered into a commercial lease agreement with Prologis, L.P. (Prologis), as landlord, for approximately 18,700 square feet of office and research space in Sunnyvale, California. The initial term of the lease is ten years and we will pay approximately $3.5 million as rent over the term of the lease. As part of the lease, Prologis has agreed to provide us financial allowances to build initial tenant improvements, subject to customary terms and conditions relating to landlord-funded tenant improvements. The facility will house operations that support our clinical development activities.

*****

QUARTERLY FINANCIAL DATA (unaudited)

	2012 Quarter Ended
	December 31	September 30	June 30	March 31
	(In thousands, except per share amounts)
Total revenue	$211	$264	$249	$644
Cost of Sales	55	72	64	72
Operating expenses	6,949	5,269	5,534	5,898
Other income (expense), net(1)	4,034	(11,260)	6,183	(4,903)
Net income (loss)	(2,758)	(16,337)	833	(10,229)
Basic and diluted net income (loss) per share	$(0.07)	$(0.54)	$0.03	$(0.45)

	2011 Quarter Ended
	December 31	September 30	June 30	March 31
	(In thousands, except per share amounts)
Total revenue	$541	$224	$234	$221
Cost of Sales	47	61	52	55
Operating expenses	7,807	6,326	7,272	7,677
Other income (expense), net(1)	101	1,829	3,055	1,762
Net loss	(7,212)	(4,334)	(4,035)	(5,747)
Basic and diluted net loss per share	$(0.47)	$(0.31)	$(0.29)	$(0.42)

(1)	Other expense, net, for 2012 and 2011, includes the change in fair value of our warrant liability — see Note 12.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the fiscal year 2012, the Company periodically tested the design and operating effectiveness of its internal control over financial reporting. Among other matters, the Company sought in its evaluation to determine whether there were any “significant deficiencies” or “material weakness” in its internal control over financial reporting, or whether it had identified any acts of fraud involving management or other employees.

Based on the above evaluation, the Company’s chief executive officer and chief financial officer have concluded that as of December 31, 2012, the Company’s internal control over financial reporting were effective. Nonetheless, it is important to acknowledge that due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B.	Other Information

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

Below are the name, age and principal occupations for the last five years of each executive officer of StemCells, Inc., as of February 28, 2013. All such persons have been elected to serve until their successors are elected and qualified or until their earlier resignation or removal.

Martin M. McGlynn, President and Chief Executive Officer	66	Martin M. McGlynn joined the company on January 2001, when he was appointed President and Chief Executive Officer of the company and of its wholly-owned subsidiary, StemCells California, Inc. He was elected to the Board of Directors in February 2001.

Ann Tsukamoto, Ph.D. Executive Vice President, Research and Development	60	Ann Tsukamoto, Ph.D., joined the company in November 1997 as Senior Director of Scientific Operations; was appointed Vice President, Scientific Operations in June 1998; Vice President, Research and Development in February 2002; and Chief Operating Officer, with responsibility for the company’s research and development efforts, in November 2006. In October 2008, Dr. Tsukamoto was appointed to the newly created position of Executive Vice President, Research and Development with responsibility for the Company’s scientific and clinical development programs.

Rodney K.B. Young, Chief Financial Officer and Vice President, Finance and Administration	50	Rodney K.B. Young joined the company in September 2005 as Chief Financial Officer and Vice President, Finance. In November 2006 he became CFO and Vice President, Finance and Administration. He is responsible for functions that include Finance, Information Technology and Investor Relations. From 2003 to 2005, Mr. Young was Chief Financial Officer and a director of Extropy Pharmaceuticals, Inc., a private biopharmaceutical company focused on developing drugs for pediatric indications.

Stewart Craig, Ph.D. Senior Vice President, Development and Operations	51	Stewart Craig, Ph.D., joined the company in September 2008 with responsibilities for Development, Manufacturing, Regulatory, Quality Systems and Facilities. From 2005 to 2008, Dr. Craig was Chief Technology Officer and Vice President of Progenitor Cell Therapy, a contract services provider for research, development, manufacture and commercialization of cell-based therapies, prior to which he has held executive positions at Xcyte Therapies, Osiris Therapeutics and SyStemix.

Kenneth Stratton General Counsel	44	Kenneth Stratton joined the company in February 2007 as General Counsel, with responsibility for corporate compliance and legal affairs. In March 2008, he assumed responsibilities for the Human Resources function. Prior to StemCells, Mr. Stratton served as Deputy General Counsel for Threshold Pharmaceuticals and as Senior Legal Counsel for Medtronic’s Vascular business unit.

Directors

Below are the name, age and principal occupations for the last five years of each Director of StemCells, Inc., as of February 28, 2013. Directors are elected to staggered three year terms.

Eric H. Bjerkholt	53	Eric H. Bjerkholt was elected to the Board of Directors in March 2004. He joined Sunesis Pharmaceuticals, Inc., in 2004 as Senior Vice President and Chief Financial Officer. Since February 2007, he has served as Senior Vice President, Corporate Development and Finance, and Chief Financial Officer. From 2002 to 2004, Mr. Bjerkholt was Senior Vice President and Chief Financial Officer at IntraBiotics Pharmaceuticals, Inc.

R. Scott Greer	54	Mr. Greer was elected to the Board of Directors in June 2010. He is currently a Principal and Managing Director of Numenor Ventures LLC which he founded in 2002.

Ricardo B. Levy, Ph.D.	68	Ricardo B. Levy, Ph.D. was elected to the Board of Directors in September 2001. He currently serves on several boards of directors.

Martin M. McGlynn	66	Martin M. McGlynn was elected to the Board of Directors in February 2001. He is President and Chief Executive Officer of the Company, a position he has held since January 2001.

Roger Perlmutter, M.D., Ph.D.	60	Roger M. Perlmutter, M.D., Ph.D., was elected to the Board of Directors in December 2000. Until recently he was Executive Vice President, Research and Development, of Amgen, Inc. In March 2013, he was appointed Executive Vice President and President of Merck Research Laboratories.

John J. Schwartz, Ph.D.	78	John J. Schwartz, Ph.D., was elected to the Board of Directors in December 1998 and was elected Chairman of the Board at the same time. He is currently President of Quantum Strategies Management Company.

Irving Weissman, M.D.	73	Irving L. Weissman, M.D., was elected to the Board of Directors in September 1997. He is the Virginia and Daniel K. Ludwig Professor of Cancer Research, Professor of Pathology and Professor of Developmental Biology at Stanford and the Director of the Institute of Stem Cell Biology and Regenerative Medicine at Stanford.

Certain other information required by this Item regarding our officers, directors, and corporate governance is incorporated herein by reference to the information appearing under the headings “Information About Our Directors” and “Information About Ownership of Our Common Stock” in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2012.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from Item 5 of this Annual Report on Form 10-K and our Proxy Statement for the 2013 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from Item 5 of this Annual Report on Form 10-K and from our Proxy Statement for the 2013 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our Proxy Statement for the 2013 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our Proxy Statement for the 2013 Annual Meeting of Stockholders.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are included as part of this Annual Report on Form 10-K.

(1) Financial Statements.

The financial statements filed as part of this Report are listed and indexed under Item 8 above.

(2) Financial Statement Schedules.

Schedules are not included herein because they are not applicable or the required information appears in the Financial Statements or Notes thereto.

(3) Exhibits.

The documents set forth below are filed herewith or incorporated by reference to the location indicated.

Exhibit No.	Title or Description

3.1	Restated Certificate of Incorporation of the Registrant(1)

3.2	Amended and Restated By-Laws of the Registrant(2)

4.1	Specimen Common Stock Certificate(3)

4.2	Form of Warrant Certificate issued to certain purchasers of the Registrant’s common stock in November 2008(4)

4.3	Form of Warrant Certificate issued to certain purchasers of the Registrant’s common stock in November 2009(5)

4.4	Form of Series A Warrant issued to certain purchasers of the Registrant’s common stock in December 2011(6)

10.1	Form of at-will Employment Agreement between the Registrant and most of its employees(7)

10.2	Form of Agreement for Consulting Services between the Registrant and the members of its Scientific Advisory Board(8)

10.3 #	Cytotherapeutics, Inc. 1992 Equity Incentive Plan(8)

10.4 #	1992 Stock Option Plan for Non-Employee Directors(8)

10.5	Lease Agreement, dated as of August 1, 1992, between the Registrant and the Rhode Island Industrial Facilities Corporation(9)

10.6	First Amendment to Lease Agreement, dated as of September 15, 1994, between Registrant and the Rhode Island Industrial Facilities Corporation(9)

10.7	Lease Agreement, dated as of November 21, 1997, by and between Hub RI Properties Trust, as Landlord, and CytoTherapeutics, Inc., as Tenant(10)

10.8	Consulting Agreement, dated as of September 25, 1997, between Dr. Irving Weissman and the Registrant(11)

10.9	StemCells, Inc. 1996 Stock Option Plan(12)

10.10 #	1997 StemCells Research Stock Option Plan (the “1997 Plan”)(12)

10.11 #	Form of Performance-Based Incentive Option Agreement issued under the 1997 Plan(12)

Exhibit No.	Title or Description

10.12	License Agreement, dated April 1, 1997, by and among Registrant, NeuroSpheres Ltd. and NeuroSpheres Holdings Ltd. (the “1997 NeuroSpheres license agreement”)(13)

10.13 &	License Agreement, dated as of October 30, 2000, between the Registrant and NeuroSpheres Holdings Ltd. (the “2000 NeuroSpheres license agreement”)(14)

10.14 #	Letter Agreement, dated January 2, 2001, between the Registrant and Martin McGlynn(15)

10.15 #	2001 Equity Incentive Plan(16)

10.16 #	StemCells, Inc. Amended and Restated 2004 Equity Incentive Plan(17)

10.17 &	License Agreement, dated as of July 1, 2005, between the Registrant and ReNeuron Limited(18)

10.18 #	Letter Agreement, effective as of September 6, 2005, between the Registrant and Rodney K.B. Young(19)

10.19	Side Letter, dated October 30, 2000, between the Registrant and NeuroSpheres Ltd. regarding the 1997 and 2000 NeuroSpheres license agreements(14)

10.20	Side Letter, dated March 21, 2002, between the Registrant and NeuroSpheres Ltd. and NeuroSpheres Holdings Ltd. regarding the 2000 NeuroSpheres license agreement(21)

10.21	Side Letter, dated July 2, 2003, between the Registrant and NeuroSpheres Ltd. and NeuroSpheres Holdings Ltd. regarding the 2000 NeuroSpheres license agreement(21)

10.22 &	Side Letter, dated March 9, 2005, between the Registrant and NeuroSpheres Ltd. and NeuroSpheres Holdings Ltd. regarding the 2000 NeuroSpheres license agreement(21)

10.23	Indemnification Agreement, dated July 9, 2008, between the Registrant and NeuroSpheres Holdings, Ltd.(20)

10.24 #	Letter Agreement, effective as of February 2, 1998, between the Registrant and Ann Tsukamoto(21)

10.25 #	Memorandum of Agreement, effective as of July 17, 2000, between the Registrant and Ann Tsukamoto(21)

10.26 #	Letter Agreement, effective as of July 24, 2008, between the Registrant and Stewart Craig(21)

10.27 #	Letter Agreement, effective as of February 2, 2007, between the Registrant and Kenneth B. Stratton(21)

10.28 #	Letter Agreement, effective as of August 6, 2009, between the Registrant and Kenneth B. Stratton(21)

10.29 &	License Agreement, dated as of January 31, 2006, between Stem Cell Sciences (Australia) Pty Limited and The University of Edinburgh(21)

10.30	Lease agreement, dated December 2, 2010, between the Registrant and BMR-Gateway Boulevard LLC(22)

10.31 #	StemCells, Inc. Director’s Fee Plan(23)

10.32 #	Form of equity award under Registrant’s 2012 Commencement Incentive Plan(24)

10.33 #	Amended and Restated 2006 Equity Incentive Plan of StemCells, Inc.(25)

21	Subsidiaries of the Registrant(21)

23.1*	Consent of Grant Thornton, LLP, Independent Registered Public Accounting Firm

31.1*	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Martin McGlynn, Chief Executive Officer)

Exhibit No.	Title or Description

31.2*	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rodney K.B. Young, Chief Financial Officer)

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Martin McGlynn, Chief Executive Officer)

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rodney K.B. Young, Chief Financial Officer)

101.1**	The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

#	Indicates management compensatory plan, contract or arrangement.
&	Confidential treatment requested as to certain portions. Material has been omitted and separately filed with the Commission.
*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and filed on March 15, 2007.
(2)	Incorporated by reference to the Registrant’s current report on Form 8-K filed on May 7, 2007.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-151891.
(4)	Incorporated by reference to the Registrant’s current report on Form 8-K filed on November 12, 2008.
(5)	Incorporated by reference to the Registrant’s current report on Form 8-K filed on October 28, 2009.
(6)	Incorporated by reference to the Registrant’s current report on Form 8-K filed on December 16, 2011.
(7)	Incorporated by reference to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2008 and filed on March 16, 2009.
(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 33-45739.
(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 33-85494.
(10)	Incorporated by reference to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 1997 and filed on March 30, 1998.
(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and filed on November 14, 1997.
(12)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, File No. 333-37313.
(13)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005 and filed on March 22, 2006.
(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and filed on April 2, 2001.
(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
(16)	Incorporated by reference to the Registrant’s definitive proxy statement filed May 1, 2001.
(17)	Incorporated by reference to the Registrants Registration Statement on Form S-8, File No. 333-118263.
(18)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(19)	Incorporated by reference to the Registrant’s current report on Form 8-K filed on September 7, 2005.
(20)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(21)	Incorporated by reference to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2009 and filed on March 11, 2010.

(22)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and filed on March 11, 2011.
(23)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and filed on March 15, 2012.
(24)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, File No. 333-183712.
(25)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, File No. 333-144747.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEMCELLS, INC.

By:	/s/ MARTIN MCGLYNN
Martin McGlynn
PRESIDENT AND CHIEF EXECUTIVE OFFICER

Dated: March 21, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ MARTIN MCGLYNN Martin McGlynn	President and Chief Executive Officer and Director (principal executive officer)	March 21, 2013

/s/ RODNEY K.B. YOUNG Rodney K.B. Young	Chief Financial Officer (principal financial officer)	March 21, 2013

/s/ GEORGE KOSHY George Koshy	Chief Accounting Officer (principal accounting officer)	March 21, 2013

/s/ ERIC BJERKHOLT Eric Bjerkholt	Director	March 21, 2013

/s/ R.SCOTT GREER R.Scott Greer	Director	March 21, 2013

/s/ RICARDO B. LEVY, PH.D. Ricardo B. Levy, Ph.D.	Director	March 21, 2013

/s/ ROGER M. PERLMUTTER, M.D. Roger M. Perlmutter, M.D.	Director	March 21, 2013

/s/ JOHN J. SCHWARTZ, PH. D. John J. Schwartz, Ph. D.	Director, Chairman of the Board	March 21, 2013

/s/ IRVING L. WEISSMAN, M.D. Irving L. Weissman, M.D.	Director	March 21, 2013

Exhibit Index

Exhibit No.	Title or Description

3.1	Restated Certificate of Incorporation of the Registrant(1)

3.2	Amended and Restated By-Laws of the Registrant(2)

4.1	Specimen Common Stock Certificate(3)

4.2	Form of Warrant Certificate issued to certain purchasers of the Registrant’s common stock in November 2008(4)

4.3	Form of Warrant Certificate issued to certain purchasers of the Registrant’s common stock in November 2009(5)

4.4	Form of Series A Warrant issued to certain purchasers of the Registrant’s common stock in December 2011(6)

10.1	Form of at-will Employment Agreement between the Registrant and most of its employees(7)

10.2	Form of Agreement for Consulting Services between the Registrant and the members of its Scientific Advisory Board(8)

10.3 #	Cytotherapeutics, Inc. 1992 Equity Incentive Plan(8)

10.4 #	1992 Stock Option Plan for Non-Employee Directors(8)

10.5	Lease Agreement, dated as of August 1, 1992, between the Registrant and the Rhode Island Industrial Facilities Corporation(9)

10.6	First Amendment to Lease Agreement, dated as of September 15, 1994, between Registrant and the Rhode Island Industrial Facilities Corporation(9)

10.7	Lease Agreement, dated as of November 21, 1997, by and between Hub RI Properties Trust, as Landlord, and CytoTherapeutics, Inc., as Tenant(10)

10.8	Consulting Agreement, dated as of September 25, 1997, between Dr. Irving Weissman and the Registrant(11)

10.9	StemCells, Inc. 1996 Stock Option Plan(12)

10.10 #	1997 StemCells Research Stock Option Plan (the “1997 Plan”)(12)

10.11 #	Form of Performance-Based Incentive Option Agreement issued under the 1997 Plan(12)

10.12	License Agreement, dated April 1, 1997, by and among Registrant, NeuroSpheres Ltd. and NeuroSpheres Holdings Ltd. (the “1997 NeuroSpheres license agreement”)(13)

10.13 &	License Agreement, dated as of October 30, 2000, between the Registrant and NeuroSpheres Holdings Ltd. (the “2000 NeuroSpheres license agreement”)(14)

10.14 #	Letter Agreement, dated January 2, 2001, between the Registrant and Martin McGlynn(15)

10.15 #	2001 Equity Incentive Plan(16)

10.16 #	StemCells, Inc. Amended and Restated 2004 Equity Incentive Plan(17)

10.17 &	License Agreement, dated as of July 1, 2005, between the Registrant and ReNeuron Limited(18)

Exhibit No.	Title or Description

10.18 #	Letter Agreement, effective as of September 6, 2005, between the Registrant and Rodney K.B. Young(19)

10.19	Side Letter, dated October 30, 2000, between the Registrant and NeuroSpheres Ltd. regarding the 1997 and 2000 NeuroSpheres license agreements(14)

10.20	Side Letter, dated March 21, 2002, between the Registrant and NeuroSpheres Ltd. and NeuroSpheres Holdings Ltd. regarding the 2000 NeuroSpheres license agreement(21)

10.21	Side Letter, dated July 2, 2003, between the Registrant and NeuroSpheres Ltd. and NeuroSpheres Holdings Ltd. regarding the 2000 NeuroSpheres license agreement(21)

10.22 &	Side Letter, dated March 9, 2005, between the Registrant and NeuroSpheres Ltd. and NeuroSpheres Holdings Ltd. regarding the 2000 NeuroSpheres license agreement(21)

10.23	Indemnification Agreement, dated July 9, 2008, between the Registrant and NeuroSpheres Holdings, Ltd.(20)

10.24 #	Letter Agreement, effective as of February 2, 1998, between the Registrant and Ann Tsukamoto(21)

10.25 #	Memorandum of Agreement, effective as of July 17, 2000, between the Registrant and Ann Tsukamoto(21)

10.26 #	Letter Agreement, effective as of July 24, 2008, between the Registrant and Stewart Craig(21)

10.27 #	Letter Agreement, effective as of February 2, 2007, between the Registrant and Kenneth B. Stratton(21)

10.28 #	Letter Agreement, effective as of August 6, 2009, between the Registrant and Kenneth B. Stratton(21)

10.29 &	License Agreement, dated as of January 31, 2006, between Stem Cell Sciences (Australia) Pty Limited and The University of Edinburgh(21)

10.30	Lease agreement, dated December 2, 2010, between the Registrant and BMR-Gateway Boulevard LLC(22)

10.31 #	StemCells, Inc. Director’s Fee Plan(23)

10.32 #	Form of equity award under Registrant’s 2012 Commencement Incentive Plan(24)

10.33 #	Amended and Restated 2006 Equity Incentive Plan of StemCells, Inc.(25)

21	Subsidiaries of the Registrant(21)

23.1*	Consent of Grant Thornton, LLP, Independent Registered Public Accounting Firm

31.1*	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Martin McGlynn, Chief Executive Officer)

31.2*	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rodney K.B. Young, Chief Financial Officer)

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Martin McGlynn, Chief Executive Officer)

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rodney K.B. Young, Chief Financial Officer)

Exhibit No.	Title or Description

101.1**	The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

#	Indicates management compensatory plan, contract or arrangement.
&	Confidential treatment requested as to certain portions. Material has been omitted and separately filed with the Commission.
*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and filed on March 15, 2007.
(2)	Incorporated by reference to the Registrant’s current report on Form 8-K filed on May 7, 2007.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-151891.
(4)	Incorporated by reference to the Registrant’s current report on Form 8-K filed on November 12, 2008.
(5)	Incorporated by reference to the Registrant’s current report on Form 8-K filed on October 28, 2009.
(6)	Incorporated by reference to the Registrant’s current report on Form 8-K filed on December 16, 2011.
(7)	Incorporated by reference to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2008 and filed on March 16, 2009.
(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 33-45739.
(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 33-85494.
(10)	Incorporated by reference to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 1997 and filed on March 30, 1998.
(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and filed on November 14, 1997.
(12)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, File No. 333-37313.
(13)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005 and filed on March 22, 2006.
(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and filed on April 2, 2001.
(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
(16)	Incorporated by reference to the Registrant’s definitive proxy statement filed May 1, 2001.
(17)	Incorporated by reference to the Registrants Registration Statement on Form S-8, File No. 333-118263.
(18)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(19)	Incorporated by reference to the Registrant’s current report on Form 8-K filed on September 7, 2005.
(20)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(21)	Incorporated by reference to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2009 and filed on March 11, 2010.
(22)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and filed on March 11, 2011.
(23)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and filed on March 15, 2012.
(24)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, File No. 333-183712.
(25)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, File No. 333-144747.