Form 10-Q
period 2013-03-31
STEMCELLS INC
filed 2013-05-10
CIK 883975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2013

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

At May 7, 2013, there were 38,980,145 shares of Common Stock, $.01 par value, issued and outstanding.

STEMCELLS, INC.

NOTE REGARDING REFERENCES TO US AND OUR COMMON STOCK

Throughout this Form 10-Q, the words “we,” “us,” “our,” and “StemCells” refer to StemCells, Inc., including our directly and indirectly wholly-owned subsidiaries. “Common stock” refers to the common stock, $.01 par value, of StemCells, Inc.

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STEMCELLS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$7,231,078	$8,471,275
Marketable securities, current	9,817,509	13,900,678
Trade receivables	61,613	110,159
Other receivables	251,227	200,788
Prepaid assets	434,003	537,590
Other assets, current	818,081	820,827

Total current assets	18,613,511	24,041,317
Property, plant and equipment, net	1,519,687	1,375,329
Other assets, non-current	1,059,687	947,301
Goodwill	1,853,042	1,983,426
Other intangible assets, net	1,718,265	1,822,904

Total assets	$24,764,192	$30,170,277

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,429,083	$999,365
Accrued expenses and other current liabilities	1,418,397	2,707,441
Accrued wind-down expenses, current	628,760	1,102,762
Deferred revenue, current	48,595	74,426
Capital lease obligation, current	7,014	6,888
Bonds payable, current	210,000	206,250

Total current liabilities	3,741,849	5,097,132
Capital lease obligations, non-current	10,845	12,646
Bonds payable, non-current	71,250	125,000
Fair value of warrant liability	9,035,131	9,265,365
Other long-term liabilities	216,439	216,439
Deferred rent, non-current	1,404,917	1,389,342
Deferred revenue, non-current	75,529	79,736

Total liabilities	14,555,960	16,185,660
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.01 par value; 75,000,000 shares authorized; issued and outstanding 38,887,586 at March 31, 2013 and 37,506,305 at December 31, 2012	388,874	375,063
Additional paid-in capital	377,366,468	374,507,552
Accumulated deficit	(367,507,622)	(361,091,175)
Accumulated other comprehensive income (loss)	(39,488)	193,177

Total stockholders’ equity	10,208,232	13,984,617

Total liabilities and stockholders’ equity	$24,764,192	$30,170,277

See Notes to Condensed Consolidated Financial Statements.

STEMCELLS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2013	2012
Revenue:
Revenue from licensing agreements, grants and other	$75,642	$372,677
Revenue from product sales	208,558	271,359

Total revenue	284,200	644,036
Cost of product sales	66,841	71,959

Gross profit	217,359	572,077
Operating expenses:
Research and development	4,563,890	3,938,391
Selling, general and administrative	1,887,757	1,924,325
Wind-down expenses	22,859	35,155

Total operating expenses	6,474,506	5,897,871

Loss from operations	(6,257,147)	(5,325,794)
Other income (expense):
Change in fair value of warrant liability	(188,607)	(4,941,177)
Interest income	6,846	4,210
Interest expense	(10,148)	(14,447)
Other income (expense), net	32,609	47,769

Total other income (expense), net	(159,300)	(4,903,645)

Net loss	$(6,416,447)	$(10,229,439)

Basic and diluted net loss per share	$(0.17)	$(0.45)
Weighted average number of common shares outstanding, basic and diluted	38,263,434	22,958,498

See Notes to Condensed Consolidated Financial Statements.

STEMCELLS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended March 31,
	2013	2012
Net loss	$(6,416,447)	$(10,229,439)
Other comprehensive income (loss)
Foreign currency translation adjustments	(234,104)	95,886
Unrealized gains on marketable securities	1,439	2,753

Other comprehensive income (loss)	(232,665)	98,639

Comprehensive loss	$(6,649,112)	$(10,130,800)

See Notes to Condensed Consolidated Financial Statements.

STEMCELLS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(6,416,447)	$(10,229,439)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	239,550	271,397
Stock-based compensation	686,582	736,545
Gain on disposal of fixed assets	(38,500)	—
Change in fair value of warrant liability	188,607	4,941,177
Changes in operating assets and liabilities:
Other receivables	(53,784)	20,921
Trade receivables	41,601	(44,791)
Prepaid and other current assets	97,752	134,673
Other assets, non-current	(112,386)	8,081
Accounts payable and accrued expenses	(798,212)	(1,163,949)
Accrued wind-down expenses	(474,002)	(315,466)
Deferred revenue	(28,399)	(8,859)
Deferred rent	15,575	19,031

Net cash used in operating activities	(6,652,063)	(5,630,679)
Cash flows from investing activities:
Purchase of marketable securities	(471,392)	(2,076,356)
Proceeds from the sale and maturity of marketable securities	4,556,000	3,212,000
Purchases of property, plant and equipment	(319,915)	(4,300)
Proceeds from sale of property, plant and equipment	38,500	—
Acquisition of other assets	(100,000)	—

Net cash provided by investing activities	3,703,193	1,131,344
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	1,568,178	—
Proceeds from the exercise of warrants, net of issuance costs	447,715	728,623
Payments related to net share issuance of stock based awards	(248,589)	(13,536)
Repayment of capital lease obligations	(1,676)	(17,979)
Repayment of bonds payable	(50,000)	(46,250)

Net cash provided by financing activities	1,715,628	650,858

Decrease in cash and cash equivalents	(1,233,242)	(3,848,477)
Effects of foreign exchange rate changes on cash	(6,955)	(8,031)
Cash and cash equivalents, beginning of period	8,471,275	13,311,261

Cash and cash equivalents, end of period	$7,231,078	$9,454,753

Supplemental disclosure of cash flow information:
Interest paid	$10,148	$14,447

See Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2013 and 2012

Note 1. Summary of Significant Accounting Policies

Nature of Business

StemCells, Inc., a Delaware corporation, is a biopharmaceutical company that operates in one segment, the research, development, and commercialization of stem cell therapeutics and related technologies.

The accompanying financial data as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted pursuant to these rules and regulations. The December 31, 2012 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. However, we believe that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

If the estimated fair value of a security is below its carrying value, we evaluate whether we have the intent and ability to retain our investment for a period of time sufficient to allow for any anticipated recovery to the cost of the investment, and whether evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Other-than-temporary declines in estimated fair value of all marketable securities are charged to “Other income (expense), net” in the accompanying condensed consolidated statements of operations. No such impairment was recognized during the three months ended March 31, 2013 or 2012.

Trade and Other Receivables

Our receivables generally consist of interest income on our financial instruments, revenue from licensing agreements and grants, revenue from product sales, and rent from our sub-lease tenants.

Warrant Liability

We account for our warrants in accordance with U.S. GAAP which defines how freestanding contracts that are indexed to and potentially settled in a company’s own stock should be measured and classified. Authoritative accounting guidance prescribes that only warrants issued by us under contracts that cannot be net-cash settled, and are both indexed to and settled in our common stock, can be classified as equity. As part of both our November 2008 and November 2009 financings, we issued warrants with five year terms to purchase 1,034,483 and 400,000 shares of our common stock at $23.00 and $15.00 per share, respectively. As part of our December 2011 financing, we issued Series A Warrants with a five year term to purchase 8,000,000 shares at $1.40 per share and Series B Warrants with a ninety trading day term to purchase 8,000,000 units at $1.25 per unit. Each unit underlying the Series B Warrants consisted of one share of our common stock and one Series A Warrant. In the first and second quarter of 2012, an aggregate of 2,700,000 Series B Warrants were exercised. For the exercise of these warrants, we issued 2,700,000 shares of our common stock and 2,700,000 Series A Warrants. The remaining 5,300,000 Series B Warrants expired unexercised by their terms on May 2, 2012. As terms of the warrants issued in 2008 and 2009, as well as the Series A and Series B Warrants, do not meet the specific conditions for equity classification, we are required to classify the fair value of these warrants as a liability, with subsequent changes in fair value to be recorded as income (loss) due to change in fair value of warrant liability. The fair value of the warrants issued in the 2008 and 2009 financings is determined using the Black-Scholes-Merton (Black-Scholes) option pricing model and the fair value of the Series A and Series B Warrants is determined using a Monte Carlo simulation model (see Note 8, “Warrant Liability”). The fair value is affected by changes in inputs to these models including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. The use of a Monte Carlo simulation model requires input of additional assumptions including the progress of our R&D programs and its affect on potential future financings. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability. The estimated fair value of our warrant liability at March 31, 2013, was approximately $9,035,000.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income or loss per share computations:

	Three months ended March 31,
	2013	2012
Net loss	$(6,416,447)	$(10,229,439)
Weighted average shares outstanding used to compute basic and diluted net income or loss per share	38,263,434	22,958,498
Basic and diluted net loss per share	$(0.17)	$(0.45)

The following outstanding potentially dilutive common stock equivalents were excluded from the computation of diluted net income or loss per share because the effect would have been anti-dilutive as of March 31:

	2013	2012
Options	443,926	872,032
Restricted stock units	1,236,982	1,542,676
Warrants	9,601,378	17,434,483

Total	11,282,286	19,849,191

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income or loss and other comprehensive income or loss (OCL). OCL includes certain changes in stockholders’ equity that are excluded from net income or loss. Specifically, we include in OCL changes in unrealized gains and losses on our marketable securities and unrealized gains and losses on foreign currency translations. Accumulated other comprehensive loss was $39,488, as of March 31, 2013, and accumulated other comprehensive income was $193,177, as of December 31, 2012.

Note 2. Financial Instruments

The following table summarizes the fair value of our cash, cash equivalents and available-for-sale marketable securities held in our current investment portfolio:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
March 31, 2013
Cash	$622,831	$—	$—	$622,831
Cash equivalents	6,608,247	—	—	6,608,247
Marketable securities, current	9,818,948	—	(1,439)	9,817,509

Total cash, cash equivalents, and marketable securities	$17,050,026	$—	$(1,439)	$17,048,587

December 31, 2012
Cash	$254,267	$—	$—	$254,267
Cash equivalents	8,217,259	—	(252)	8,217,007
Marketable securities, current	13,901,782	—	(1,104)	13,900,678

Total cash, cash equivalents, and marketable securities	$22,373,308	$—	$(1,356)	$22,371,952

At March 31, 2013, our investment in money market accounts are composed primarily of U.S. Treasury debt securities, which are classified as cash equivalents in the accompanying Consolidated Balance Sheet due to their short maturities. Our investment in short-term marketable securities are composed primarily of commercial paper and corporate debt securities. From time to time, we carry cash balances in excess of federally insured limits. Our cash balance at March 31, 2013 includes approximately 76,000 British pounds held by our U.K. subsidiary.

We do not hold any investments that were in a material unrealized loss position as of March 31, 2013.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Assets measured at fair value are classified below based on the three fair value hierarchy tiers described above.

Our cash equivalents are classified as Level 1 because they are valued primarily using quoted market prices.

Our bonds payable, marketable securities, and liability for warrants issued in our 2008 and 2009 financing, are classified as Level 2 as they are valued using alternative pricing sources and models utilizing market observable inputs.

Our liability for warrants issued in our 2011 financing is classified as Level 3 as the liability is valued using a Monte Carlo simulation model. Some of the significant inputs used to calculate the fair value of warrant liability include our stock price on the valuation date, expected volatility of our common stock as traded on NASDAQ, and risk-free interest rates that are derived from the yield on U.S. Treasury debt securities, all of which are observable from active markets. However, the use of a Monte Carlo simulation model requires the input of additional subjective assumptions including management’s assumptions regarding the likelihood of a re-pricing of these warrants pursuant to anti-dilution provisions and the progress of our R&D programs and its affect on potential future financings. The following table presents financial assets and liabilities measured at fair value as of March 31, 2013:

	Fair Value Measurement at Report Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	As of March 31, 2013
Financial assets:
Cash equivalents:
Money market funds	$321,197	$—	$—	$321,197
U.S. Treasury debt obligations	6,287,050	—	—	6,287,050
Marketable securities:
Debt securities	—	9,817,509	—	9,817,509

Total financial assets	$6,608,247	$9,817,509	$—	$16,425,756

	Fair Value Measurement at Report Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	As of March 31, 2013
Financial liabilities:
Bond obligation	$—	$281,250	$—	$281,250
Warrant liabilities	—	83,072	8,952,060	9,035,132

Total financial liabilities	$—	$364,322	$8,952,060	$9,316,382

Level 2 Reconciliation

The following table presents a roll forward for financial assets and liabilities measured at fair value using significant other observable inputs (Level 2) for 2013:

	Level 2 Beginning Balance 12/31/12 $	Net transfers (to) from Level 1 $	Change included in earnings $	Unrealized gain	Settled $	Level 2 Ending Balance 03/31/13 $
Marketable securities	13,900,678	(4,084,608)	—	1,439	—	9,817,509
Bond obligation	331,250	—	—	—	(50,000)	281,250
Warrant liabilities	107,968	—	(24,896)	—	—	83,072

Total	14,339,896	(4,084,608)	(24,896)	1,439	(50,000)	10,181,831

Transfers from Level 2 to Level 1 are the net of, (i) maturities of short term marketable securities into cash and cash equivalents and (ii) additional purchases of marketable securities.

Level 3 Reconciliation

The following table presents a roll forward for liabilities measured at fair value using significant unobservable inputs (Level 3) for 2013:

Warrant Liabilities
Balance at December 31, 2012	$9,157,397
Less fair value of warrants exercised	(418,841)
Add change in fair value of warrants	213,503

Balance at March 31, 2013	$8,952,059

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

The following table presents changes in goodwill:

Balance as of December 31, 2012	$1,983,426
Foreign currency translation	(130,384)

Balance as of March 31, 2013	$1,853,042

The components of our other intangible assets at March 31, 2013 are summarized below:

Other Intangible Asset Class	Cost	Additions	Impairment	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Weighted- Average Amortization Period
Customer relationships and developed technology	$1,310,000	$—	$—	$(739,476)	$103,454	$673,978	8.0 years
In-process research and development	1,340,000	—	(654,961)	(270,687)	99,925	514,277	Indefinite
Trade name	310,000	—	—	(91,073)	20,904	239,831	15.0 years
Patents	979,612	64,000	—	(753,433)	—	290,179	16.0 years

Total other intangible assets	$3,939,612	$64,000	$(654,961)	$(1,854,669)	$224,283	$1,718,265	12.2 years

Amortization expense was approximately $66,000 in the first quarter of 2013.

The expected future annual amortization expense for each of the next five years based on current balances of our intangible assets is approximately as follows:

For the year ending December 31:
2013	$276,000
2014	$268,000
2015	$268,000
2016	$262,000
2017	$240,000

Note 5. Stock-Based Compensation

We currently grant stock-based compensation under two equity incentive plans approved by the Company’s stockholders and one plan adopted in 2012 pursuant to NASDAQ Listing Rule 5635(c)(4) concerning inducement grants for new employees (our “2012 Commencement Incentive Plan”). As of December 31, 2012, we had 593,199 shares available to grant under our two stockholder-approved plans, namely our 2001 Equity Incentive Plan and our 2006 Equity Incentive Plan. At our annual stockholders meeting held on June 12, 2007, our stockholders approved an amendment to our 2006 Equity Incentive Plan to provide for an annual increase in the number of shares of common stock available for issuance under the plan each January 1 (beginning January 1, 2008) equal to 4% of the outstanding common shares as of that date. The amendment further provided an aggregate limit of 3,000,000 shares issuable pursuant to incentive stock option awards under the plan. Under the two stockholder-approved plans we may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, 401(k) Plan employer match in form of shares and performance-based shares to our employees, directors and consultants, at prices determined by our Board of Directors. Incentive stock options may only be granted to employees under these plans with a grant price not less than the fair market value on the date of grant. Under our 2012 Commencement Inducement Plan, we may only award options, restricted stock units and other equity awards to newly hired employees and newly engaged directors, in each case as allowed by NASDAQ listing requirements.

Our stock-based compensation expense for the first quarter ended March 31 was as follows:

	Three months ended March 31,
	2013	2012
Research and development expense	$343,711	$331,874
Selling, general and administrative expense	342,871	404,671

Total employee stock-based compensation	$686,582	$736,545

Effect on basic and diluted net loss per share	$(0.02)	$(0.03)

As of March 31, 2013, we had approximately $1,875,000 of total unrecognized compensation expense related to unvested awards of stock options and restricted stock units granted under our various equity incentive plans that we expect to recognize over a weighted-average vesting period of 1.8 years.

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

A summary of our stock option activity for the three months ended March 31, 2013 is as follows:

	Number of options	Weighted-average exercise price ($) per share
Balance at December 31, 2012	447,359	19.59
Granted	—	—
Exercised	—	—
Cancelled	(3,433)	4.40

Outstanding options at March 31, 2013	443,926	19.70

A summary of changes in unvested options for the three months ended March 31, 2013 is as follows:

	Number of options	Weighted-average exercise price ($) per share	Weighted-average grant date fair value ($) per option
Unvested options at December 31, 2012	64,503	10.86	8.67
Granted	—	—	—
Vested	(13,037)	11.86	9.54
Cancelled	—	—	—

Unvested options at March 31, 2013	51,466	10.61	8.45

The estimated fair value of options vested was approximately $124,000 in the three months ended March 31, 2013.

Restricted Stock Units

We have granted restricted stock units (RSUs) to certain employees and members of the Board of Directors which entitle the holders to receive shares of our common stock upon vesting of the RSUs. The fair value of restricted stock units granted is based upon the market price of the underlying common stock as if it were vested and issued on the date of grant.

A summary of our restricted stock units activity for the three months ended March 31, 2013 is as follows:

	Number of RSUs	Weighted-average grant date fair value ($) per RSU
Outstanding at December 31, 2012	1,534,200	2.10
Granted(1)	65,200	1.64
Vested and exercised	(362,418)	1.06
Cancelled	—	—

Outstanding RSUs at March 31, 2013	1,236,982	2.38

(1)	10,000 of these restricted stock units vest and convert into shares of our common stock after one year from the date of grant. 55,200 of these restricted stock units will vest and convert into shares of our common stock over a four year period from the date of grant; one-fourth of the award will vest on each grant date anniversary following the grant.

Stock Appreciation Rights

In July 2006, we granted cash-settled Stock Appreciation Rights (SARs) to certain employees that give the holder the right, upon exercise, to the difference between the price per share of our common stock at the time of exercise and the exercise price of the SARs.

The SARs have a maximum term of ten years with an exercise price of $20.00, which is equal to the market price of our common stock at the date of grant. The SARs vest 25% on the first anniversary of the grant date and 75% vest monthly over the remaining three-year service period. All of the outstanding SARs as of March 31, 2013 are fully vested. Compensation expense is based on the fair value of SARs which is calculated using the Black-Scholes option pricing model.

The stock-based compensation expense and liability are re-measured at each reporting date through the earlier of date of settlement or forfeiture of the SARs.

A summary of the changes in SARs for the three months ended March 31, 2013 is as follows:

Number of SARs
Outstanding at December 31, 2012	110,593
Granted	—
Exercised	—
Forfeited and expired	—

Outstanding SARs at March 31, 2013	110,593

SARs exercisable at March 31, 2013	110,593

For the three months ended March 31, 2013 and 2012, the re-measured liability and expense for the respective periods related to the SARs were not significant.

The compensation expense related to the SARs recognized for the three months ended March 31, 2013 may not be representative of compensation expense for future periods and its resulting effect on net loss and net loss per share attributable to common stockholders, due to changes in the fair value calculation which is dependent on the stock price, volatility, interest and forfeiture rates, additional grants and subsequent periods of vesting. We will continue to recognize compensation cost each period, which will be the change in fair value from the previous period through the earlier date of settlement or forfeiture of the SARs.

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

The summary of the changes to our wind-down reserve related to this facility for 2013 and 2012 were as follows:

	January 1 to March 31, 2013	January 1 to December 31, 2012
Accrued wind-down reserve at beginning of period	$854,000	$1,683,000
Less actual expenses recorded against estimated reserve during the period	(372,000)	(1,185,000)
Additional expense recorded to revise estimated reserve at period-end	23,000	356,000

Revised reserve at period-end	505,000	854,000
Add deferred rent at period-end	124,000	249,000

Total accrued wind-down expenses at period-end, current	$629,000	$1,103,000

Note 7. Commitments and Contingencies

Leases

Capital Leases

We entered into direct financing transactions with the State of Rhode Island and received proceeds from the issuance of industrial revenue bonds totaling $5,000,000 to finance the construction of our pilot manufacturing facility in Rhode Island. The related lease agreements are structured such that lease payments fully fund all semiannual interest payments and annual principal payments through maturity in August 2014. The interest rate for the remaining bond series is 9.5%. The bond contains certain restrictive covenants which limit, among other things, the payment of cash dividends and the sale of the related assets. The outstanding principal was approximately $281,000 at March 31, 2013 and $331,000 at December 31, 2012.

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

In December 2010, we entered into a commercial lease agreement with BMR-Gateway Boulevard LLC (BMR), as landlord, for approximately 43,000 square feet of office and research space at BMR’s Pacific Research Center in Newark, California. The initial term of the lease is approximately eleven and one-half years. We will pay approximately $17,869,000 in aggregate as rent over the term of the lease to BMR, which we recognize as operating lease expense on a straight-line basis. Deferred rent was approximately $1,405,000 as of March 31, 2013, and approximately $1,389,000 as of December 31, 2012. We had an option under the lease agreement, to lease up to an additional 30,000 square feet in the building, which expired unexercised on January 31, 2013.

In March 2013, we entered into a commercial lease agreement with Prologis, L.P. (Prologis), as landlord, for approximately 18,700 square feet of office and research space in Sunnyvale, California. The initial term of the lease is ten years from April 1, 2013, and we will pay approximately $3,497,000 in aggregate rent over the term of the lease. As part of the lease, Prologis has agreed to provide us financial allowances to build initial tenant improvements, subject to customary terms and conditions relating to landlord-funded tenant improvements. The facility will house operations that support our clinical development activities.

Operating Leases — Rhode Island

We entered into a fifteen-year lease agreement for a laboratory facility in Rhode Island in connection with a sale and leaseback arrangement in 1997. The lease term expires June 30, 2013. The lease contains escalating rent payments, which we recognize on a straight-line basis. At March 31, 2013, deferred rent expense was approximately $124,000 for this facility and is included as part of the wind-down accrual on the accompanying Consolidated Balance Sheets.

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

Contingencies

In July 2006, we filed suit against Neuralstem, Inc. in the Federal District Court for the District of Maryland, alleging that Neuralstem’s activities violate claims in four of the patents we exclusively licensed from NeuroSpheres, specifically U.S. Patent No. 6,294,346 (claiming the use of human neural stem cells for drug screening), U.S. Patent No. 7,101,709 (claiming the use of human neural stem cells for screening biological agents), U.S. Patent No. 5,851,832 (claiming methods for proliferating human neural stem cells), and U.S. Patent No. 6,497,872 (claiming methods for transplanting human neural stem cells). In May 2008, we filed a second patent infringement suit against Neuralstem and its two founders, Karl Johe and Richard Garr. In this suit, which we filed in the Federal District Court for the Northern District of California, we allege that Neuralstem’s activities infringe claims in two patents we exclusively license from NeuroSpheres, specifically U.S. Patent No. 7,361,505 (claiming composition of matter of human neural stem cells derived from any source material) and U.S. Patent No. 7,115,418 (claiming methods for proliferating human neural stem cells). In addition, we allege various state law causes of action against Neuralstem arising out of its repeated derogatory statements to the public about our patent portfolio. Also in May 2008, Neuralstem filed suit against us and NeuroSpheres in the Federal District Court for the District of Maryland seeking a declaratory judgment that the ‘505 and ‘418 patents are either invalid or are not infringed by Neuralstem and that Neuralstem has not violated California state law. In August 2008, the California court transferred our lawsuit against Neuralstem to Maryland for resolution on the merits. In July 2009, the Maryland District Court granted our motion to consolidate these two cases with the litigation we initiated against Neuralstem in 2006. Discovery is ongoing in these cases and we anticipate a trial date in 2014.

Effective 2008, as part of an indemnification agreement with NeuroSpheres, we are entitled to offset all litigation costs incurred in this patent infringement suit, against amounts that would otherwise be owed to NeuroSpheres under our exclusive license agreements with NeuroSpheres, such as annual maintenance fees, milestones and royalty payments. Under the terms of our license agreements, we are required to make annual payments of $50,000 to NeuroSpheres, and we expect to make these annual payments through the remaining life of the patent which, at December 31, 2010, was approximately 14 years. We have therefore capitalized $700,000 (14 years at $50,000 per year) to offset litigation costs. The amount capitalized is not dependent on the achievement of any milestones or related to any other contingent payments which may become due under the arrangement. We will reduce this asset by $50,000 per year in lieu of the cash payments due to NeuroSpheres. As the $50,000 annual payments are fully creditable against royalties due to NeuroSpheres, we have classified the capitalized amount as prepaid royalties under “Other assets, non-current” on our accompanying Consolidated Balance Sheets. We have concluded that the estimated balance of $600,000, as of March 31, 2013, is a fair estimate and realizable against future milestone and royalty payments to NeuroSpheres, and that litigation costs incurred above this amount will be expensed as incurred. Management will reevaluate this estimate on a quarterly basis based on actual costs and other relevant factors.

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

The assumptions used for the Black-Scholes option pricing model are as follows:

	To Calculate Fair Value of Warrant Liability at
	March 31, 2013	December 31, 2012
Expected life (years)	1.1	1.4
Risk-free interest rate	0.2%	0.2%
Expected volatility	100.1%	108.2%
Expected dividend yield	0%	0%

	At March 31, 2013	At December 31, 2012	Change in Fair Value of Warrant Liability
Fair value of liability for warrants issued in 2008	$14,752	$44,628	$(29,876)

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

The assumptions used for the Black-Scholes option pricing model are as follows:

	To Calculate Fair Value of Warrant Liability at
	March 31, 2013	December 31, 2012
Expected life (years)	2.1	2.3
Risk-free interest rate	0.3%	0.3%
Expected volatility	98.6%	94.5%
Expected dividend yield	0%	0%

	At March 31, 2013	At December 31, 2012	Change in Fair Value of Warrant Liability
Fair value of liability for warrants issued in 2009	$68,320	$63,340	$4,980

In December 2011, we raised gross proceeds of $10,000,000 through a public offering of 8,000,000 units and 8,000,000 Series B Warrants. The combination of units and Series B Warrants were sold at a public offering price of $1.25 per unit. Each Series B Warrant gave the holder the right to purchase one unit at an exercise price of $1.25 per unit and was exercisable until May 2, 2012, the 90th trading day after the date of issuance. Each unit consists of one share of our common stock and one Series A Warrant. Each Series A Warrant gives the holder the right to purchase one share of our common stock at an initial exercise price of $1.40 per share. The Series A Warrants are immediately exercisable upon issuance and will expire in December 2016. In 2012, an aggregate of 2,700,000 Series B Warrants were exercised. For the exercise of these warrants, we issued 2,700,000 shares of our common stock and 2,700,000 Series A Warrants. The remaining 5,300,000 Series B Warrants expired unexercised by their terms on May 2, 2012. In 2012, an aggregate of 2,198,571 Series A Warrants were exercised. For the exercise of these warrants, we issued 2,198,571 shares of our common stock. The shares were offered under our shelf registration statement previously filed with previously filed with, and declared effective by, the SEC.

In the first quarter of 2013, an aggregate of 334,534 Series A Warrants were exercised. For the exercise of these warrants, we issued 334,534 shares of our common stock and received gross proceeds of approximately $468,000.

The assumptions used for the Monte Carlo simulation model to value the Series A Warrants at March 31, 2013 are as follows:

Risk-free interest rate per year	0.5%
Expected volatility per year	81.6%
Expected dividend yield	0%
Expected life in years	3.7

The use of a Monte Carlo simulation model requires the input of additional subjective assumptions including the progress of our R&D programs and its affect on potential future financings.

The following table is a summary of the changes in fair value of warrant liability for the Series A Warrants for the three-month period ended March 31, 2013:

	Series A
	Number of Warrants	Fair value $
Balance at December 31, 2012	8,501,429	$9,157,397
Less exercised	(334,534)	(418,841)
Changes in fair value	—	213,503

Balance at March 31, 2013	8,166,895	$8,952,059

The following table is a summary of our outstanding warrants and fair value of our warrant liability as of March 31, 2013:

Warrants	Number Outstanding	Exercise Price ($) per share	Fair value
Warrants issued in 2008	1,034,483	23.00	$14,752
Warrants issued in 2009	400,000	15.00	68,320
Series A Warrants	8,166,895	1.40	8,952,059

Total	9,601,378		$9,035,131

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

Note 9. Common Stock

In June 2009, we entered into a sales agreement (2009 sales agreement) pursuant to which we had the option to sell up to $30 million of our common stock, from time to time, in at-the-market offerings. Between June 2009 and November 2012, we sold common stock under the 2009 sales agreement worth approximately $26.7 million. In December 2012, we amended the 2009 sales agreement (2012 amended sales agreement) to, among other things, raise the dollar amount of shares available to sell under the agreement back to $30 million. The sales agent is paid compensation up to 3% of gross proceeds pursuant to the terms of the agreement. The sales agreement, as amended, has been filed with the SEC.

In the first quarter of 2013 we sold a total of 782,755 shares of our common stock at a price per share of $2.06 for gross proceeds of approximately $1,616,000. The shares were sold under the 2012 amended sales agreement. The shares were offered under our shelf registration statement previously filed with, and declared effective by, the SEC.

In the first quarter of 2013, an aggregate of 334,534 Series A Warrants were exercised. For the exercise of these warrants, we issued 334,534 shares of our common stock and received gross proceeds of approximately $468,000.

Note 10. Accumulated Other Comprehensive Loss

The following table sets forth the changes in accumulated other comprehensive loss by component for the three months ended March 31, 2013:

	Unrealized Gain on Other Available-for-Sale Securities	Foreign Currency Translation	Total
Beginning balance	$(1,356)	$194,533	$193,177
Other comprehensive income (loss) current period	1,439	(234,104)	(232,665)

Ending balance	$83	$(39,571)	$(39,488)

No amounts were reclassified from accumulated other comprehensive income (loss).

Note 11. California Institute for Regenerative Medicine Loan

In April 2013, we entered into an agreement with the California Institute for Regenerative Medicine (CIRM) under which CIRM will provide approximately $19.3 million to help fund preclinical development and IND-enabling activities of our HuCNS-SC cells for Alzheimer’s disease (the CIRM Loan Agreement). The funding was awarded in September 2012 under CIRM’s Disease Team Therapy Development Award program (RFA 10-05), and the goal of the research is to file an Investigational New Drug (IND)

application with the U.S. Food and Drug Administration within four years. The funding is in the form of a forgivable loan, in accordance with mutually agreed upon terms and conditions and CIRM regulations, and is expected to be disbursed periodically by CIRM over the four-year project period subject to a number of preconditions, including the achievement of certain progress milestones and compliance with certain financial covenants. The loan is unsecured and the term of the loan is ten years, but may be extended under certain circumstances.

In March 2013, we elected not to borrow funds from CIRM under a separate award under RFA 10-05. This award, also for up to $20 million in the form of a forgivable loan, was approved in July 2012 by the governing board of CIRM to help fund the study of HuCNS-SC cells as a potential treatment for cervical spinal cord injury.

Note 12. Subsequent Events

Subsequent to the end of the first quarter, we sold a total of 83,100 shares of our common stock at an average price per share of $1.87 for gross proceeds of approximately $155,000. The shares were sold under the 2012 amended sales agreement. The sales agent is paid compensation up to 3% of gross proceeds pursuant to the terms of the agreement. The shares were offered under our shelf registration statement previously filed with, and declared effective by, the SEC.

In April 2013, we received approximately $9,900,000 net of fees, under a loan and security agreement with Silicon Valley Bank (SVB). The loan proceeds will be used for general corporate purposes. The loan has a three-year term and bears interest at an annual rate of 6%. For the first six months, payments will be interest only followed by repayment of principal and interest over a period of 30 months. There is also a final $1,000,000 fee payment at the end of the term. In connection with the loan agreement, we issued to SVB a ten year warrant to acquire 293,531 shares of common stock at an exercise price of $1.7034 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act that involve substantial risks and uncertainties. Such statements include, without limitation, all statements as to expectation or belief and statements as to our future results of operations; the progress of our research, product development and clinical programs; the need for, and timing of, additional capital and capital expenditures; partnering prospects; costs of manufacture of products; the protection of, and the need for, additional intellectual property rights; effects of regulations; the need for additional facilities; and potential market opportunities. Our actual results may vary materially from those contained in such forward-looking statements because of risks to which we are subject, including the fact that additional trials will be required to confirm the safety and demonstrate the efficacy of our HuCNS-SC cells for the treatment of any disease or disorder; uncertainty as to whether the U.S. Food and Drug Administration (FDA), Swissmedic, or other regulatory authorities will permit us to proceed with clinical testing of proposed products despite the novel and unproven nature of our technologies; the risk that our clinical trials or studies could be substantially delayed beyond their expected dates or cause us to incur substantial unanticipated costs; uncertainties in our ability to obtain the capital resources needed to continue our current research and development operations and to conduct the research, preclinical development and clinical trials necessary for regulatory approvals; the uncertainty regarding our ability to obtain a corporate partner or partners, if needed, to support the development and commercialization of our potential cell-based therapeutics products; the uncertainty regarding the outcome of our clinical trials or studies we may conduct in the future; the uncertainty regarding the validity and enforceability of our issued patents; the risk that we may not be able to manufacture additional master and working cell banks when needed; the uncertainty whether any products that may be generated in our cell-based therapeutics programs will prove clinically safe and effective; the uncertainty whether we will achieve significant revenue from product sales or become profitable; uncertainties regarding our obligations with respect to our former facilities in Rhode Island; obsolescence of our technologies; competition from third parties; intellectual property rights of third parties; litigation risks; and other risks to which we are subject. All forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth in “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2012.

Overview

The Company

We are engaged in researching, developing, and commercializing cell-based therapeutics and enabling tools and technologies for stem cell-based research and drug discovery and development. Our research and development (R&D) programs are primarily focused on identifying and developing potential cell-based therapeutics which can either restore or support organ function. In particular, since we relocated our corporate headquarters to California in 1999, our R&D efforts have been directed at refining our methods for identifying, isolating, culturing, and purifying the human neural stem cell and developing this cell as potential cell-based therapeutics for the central nervous system (CNS). Our HuCNS-SC® product candidate (purified human neural stem cells) is currently in clinical development for several indications — chronic spinal cord injury, dry age-related macular degeneration (AMD) and

Pelizeaus-Merzbacher disease (PMD), which is a myelination disorder in the brain. In October 2012, we published in Science Translational Medicine, a peer-reviewed journal, the data from our four-patient Phase I clinical trial in PMD, which showed preliminary evidence of durable and progressive donor-derived myelination in all four patients. In addition, there were measurable gains in neurological function in three of the four patients, with the fourth patient clinically stable. We are conducting a Phase I/II clinical trial for the treatment of chronic spinal cord injury. This trial is being conducted in Switzerland under authorization from Swissmedic, and represents the first time that neural stem cells have been transplanted as a potential therapeutic agent for spinal cord injury. In February 2013, we announced that the first patient cohort, all of whom had complete spinal cord injuries, had completed the trial. In addition, data from this first cohort continued to demonstrate a favorable safety profile and showed that the considerable gains in sensory function observed at the six month assessment in two of the three patients compared to pre-transplant baselines had persisted at the 12 month assessment; the third patient remained stable. Also, in September 2012, the first patient with an incomplete spinal cord injury was enrolled and dosed with our HuCNS-SC cells. We are also conducting a Phase I/II clinical trial in dry AMD, and in April 2013, we added a second trial site for this trial. We previously completed a Phase I clinical trial in infantile and late infantile neuronal ceroid lipofuscinosis (NCL), and the data from that trial showed that our HuCNS-SC cells were well tolerated and non-tumorigenic, and that there was evidence of engraftment and long-term survival of the transplanted HuCNS-SC cells. In April 2013, we entered into an agreement with CIRM under which CIRM will provide approximately $19.3 million as a forgivable loan, in accordance with mutually agreed upon terms and conditions and CIRM regulations. The CIRM loan will help fund preclinical development of our HuCNS-SC cells for Alzheimer’s disease. For a brief description of our significant therapeutic research and development programs see Overview “Research and Development Programs” in the Business Section of Part I, Item 1 of our Form 10-K for the year ended December 31, 2012.

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

The research markets served by our tools and technologies products are highly competitive, complex and dynamic. Technological advances and scientific discoveries have accelerated the pace of change in biological research, and stem cell technologies have been evolving particularly fast. We compete mainly by focusing on specialty media and antibody reagent products and human cell lines where we believe our expertise, intellectual property and reputation give us competitive advantage. We believe that, in this particular market niche, our products and technologies offer customers specific advantages over those offered by our competitors. We compete by offering innovative, quality-controlled products, consistently made and designed to produce reproducible results. We continue to make investments in research and development, quality management, quality improvement, and product innovation. We cannot assure you that we will have sufficient resources to continue to make such investments. For the three month period ended March 31, 2013, we generated revenues from the sale of specialty cell culture products of approximately $209,000. We can give no assurances that we will be able to continue to generate such revenues in the future.

Significant Events

In February 2013, the first patient cohort in our Phase I/II clinical trial of our proprietary HuCNS-SC cells for chronic spinal cord injury completed the trial. The data from this first cohort continued to demonstrate a favorable safety profile, and showed that the considerable gains in sensory function observed at the six month assessment in two of the three patients had persisted to the 12 month assessment. The third patient remained stable.

In March 2013, we acquired certain patents and patent applications from NsGene A/S, a Danish company. These patents and patent applications claim a purified population of GFAP+ Nestin+ precursor cells in which one or more of the cells are capable of differentiating into neurons.

In April 2013, we added the Byers Eye Institute at Stanford, located in Palo Alto, California, as a second site for our Phase I/II clinical trial of our proprietary HuCNS-SC cells in AMD.

In April 2013, we entered into an agreement with CIRM under which CIRM will provide approximately $19.3 million to help fund preclinical development and IND-enabling activities of our HuCNS-SC cells for Alzheimer’s disease. The funding, which will be in the form of a forgivable loan, was awarded under CIRM’s Disease Team Therapy Development Award program (RFA 10-05) in September 2012. The goal of the research will be to file an Investigational New Drug (IND) application with the U.S. Food and Drug Administration within four years.

Also in April 2013, we closed a $10 million loan from Silicon Valley Bank (SVB). The loan has a three-year term and the loan funds will be used for general corporate purposes.

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

We review our valuation assumptions at each grant date and, as a result, our assumptions in future periods may change. As of March 31, 2013, we expect to recognize approximately $1,875,000 of compensation expense related to unvested stock-based awards over a weighted-average period of 1.8 years. See also Note 5, “Stock-Based Compensation,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

Wind-down expenses — Rhode Island

In connection with our wind-down of our research and manufacturing operations in Lincoln, Rhode Island, and the relocation of our corporate headquarters and remaining research laboratories to California in October 1999, we provided a reserve for our estimate of the exit cost obligation. The reserve reflects estimates of the ongoing costs of our former research and administrative facility in Lincoln, which we hold on a lease that terminates on June 30, 2013. In determining the facility exit cost reserve amount, we are required to consider our lease payments through the end of the lease term and estimate other relevant factors such as facility operating expenses, real estate market conditions in Rhode Island for similar facilities, occupancy rates, and sublease rental rates projected over the course of the leasehold. We re-evaluate the estimate each quarter, taking into account changes, if any, in each of the underlying factors. The process is inherently subjective because it involves projections into time — from the date of the estimate through the end of the lease — and it is not possible to determine any of the factors except the lease payments with certainty over that period. Management forms its best estimate on a quarterly basis, after considering actual sublease activity, reports from our broker/realtor about current and predicted real estate market conditions in Rhode Island, the likelihood of new subleases in the foreseeable future for the specific facility and significant changes in the actual or projected operating expenses of the property. We discount the projected net outflow over the term of the lease to arrive at the present value, and adjust the reserve to that figure. The estimated vacancy rate for the facility is an important assumption in determining the reserve because changes in this assumption have the greatest effect on estimated sublease income. In addition, the vacancy rate estimate is the variable most subject to change, while at the same time it involves the greatest judgment and uncertainty due to the absence of highly predictive information concerning the future of the local economy and future demand for specialized laboratory and office space in that area. The average vacancy rate of the facility over the last ten years (2003 through 2012) was approximately 73%, varying from 62% to 89%. As of March 31, 2013, based on current information available to management, the vacancy rate is projected to be approximately 89% for the remainder of the lease that ends on June 30, 2013. These estimates are based on actual occupancy as of March 31, 2013, predicted lead time for acquiring new subtenants, historical vacancy rates for the area and assessments by our broker/realtor of future real estate market conditions. Due to the short time remaining on the lease period, the reserve assumes no additional tenants. A 5% increase or decrease in the operating expenses for the facility for the remaining lease term in 2013 would have increased or decreased the reserve by approximately $14,000.

For the first quarter ended March 31, 2013, we recorded actual expenses against this reserve, net of subtenant income, of approximately $372,000. Based on management’s evaluation of the factors mentioned above, and particularly the projected vacancy rates described above, we adjusted the reserve at March 31, 2013 by recording an additional $23,000 as wind-down expenses. At March 31, 2013, the reserve including deferred rent was approximately $629,000. Management does not wait for specific events to change its estimate, but instead uses its best efforts to anticipate them on a quarterly basis. See Note 6 “Wind-Down Expenses,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

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

Warrant Liability

We account for our warrants in accordance with U.S. GAAP which defines how freestanding contracts that are indexed to and potentially settled in a company’s own stock should be measured and classified. Authoritative accounting guidance prescribes that only warrants issued by us under contracts that cannot be net-cash settled, and are both indexed to and settled in our common stock, can be classified as equity. As part of both our November 2008 and November 2009 financings, we issued warrants with five year terms to purchase 1,034,483 and 400,000 shares of our common stock at $23.00 and $15.00 per share, respectively. As part of our December 2011 financing, we issued Series A Warrants with a five year term to purchase 8,000,000 shares at $1.40 per share and Series B Warrants with a ninety trading day term to purchase 8,000,000 units at $1.25 per unit. Each unit underlying the Series B Warrants consisted of one share of our common stock and one Series A Warrant. In the first and second quarter of 2012, an aggregate of 2,700,000 Series B Warrants were exercised. For the exercise of these warrants, we issued 2,700,000 shares of our common stock and 2,700,000 Series A Warrants. The remaining 5,300,000 Series B Warrants expired unexercised by their terms on May 2, 2012. As terms of the warrants issued in 2008 and 2009, as well as the Series A and Series B Warrants, do not meet the specific conditions for equity classification, we are required to classify the fair value of these warrants as a liability, with subsequent changes in fair value to be recorded as income (loss) due to change in fair value of warrant liability. The fair value of the warrants issued in the 2008 and 2009 financings is determined using the Black-Scholes-Merton (Black-Scholes) option pricing model and the fair value of the Series A and Series B Warrants is determined using a Monte Carlo simulation model (see Note 8, “Warrant Liability”). The fair value is affected by changes in inputs to these models including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. The use of a Monte Carlo simulation model requires input of additional assumptions including the progress of our R&D programs and its affect on potential future financings. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability. The estimated fair value of our warrant liability at March 31, 2013, was approximately $9,035,000.

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

Results of Operations

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future due to the occurrence of material recurring and nonrecurring events, including without limitation the receipt and payment of recurring and nonrecurring licensing payments, the initiation or termination of clinical studies, research collaborations and development programs for both cell-based therapeutic products and research tools, unpredictable or unanticipated manufacturing and supply costs, unanticipated capital expenditures necessary to support our business, developments in on-going patent prosecution and litigation, the on-going expenses to lease and maintain our Rhode Island facilities, and the costs associated with operating our California and Cambridge, U.K. facilities.

We acquired the operations of SCS on April 1, 2009, and have consolidated such operations since that date.

Revenue and Cost of Product Sales

Revenue for the three-month period ended March 31, 2013, as compared with the same period in 2012, is summarized in the table below:

	Three months ended, March 31		Change in 2013 versus 2012
	2013	2012	$	%
Revenue:
Licensing agreements, grants and other	$75,642	$372,677	$(297,035)	(80)%
Product sales	208,558	271,359	(62,801)	(23)%

Total revenue	284,200	644,036	(359,836)	(56)%
Cost of product sales	66,841	71,959	(5,118)	(7)%

Gross profit	$217,359	$572,077	$(354,718)	(62)%

First quarter ended March 31, 2013 versus first quarter ended March 31, 2012. Total revenue in the first quarter of 2013 was approximately $284,000, which was 56% lower than total revenue of approximately $644,000 in the first quarter of 2012. In the first quarter of 2013, revenue from product sales was approximately $209,000, which was 23% lower, compared to the same period in 2012. This decrease was primarily attributable to lower unit volumes in our SC Proven line of media and reagents. Licensing, grant and other revenue in the first quarter of 2013 totaled approximately $76,000, which was 80% lower compared to the same period in 2012. The first quarter of 2012 includes licensing fees from a license agreement with genOway, under which we granted genOway a worldwide, exclusive license to our IRES technology for use in the development and commercialization of genetically engineered mice.

Operating Expenses

Operating expenses for the three-month periods ended March 31, 2013, as compared with the same period in 2012, is summarized in the table below:

	Three months ended, March 31		Change in 2013 versus 2012
	2013	2012	$	%
Operating expenses:
Research & development	$4,563,890	$3,938,391	$625,499	16%
Selling, general & administrative	1,887,757	1,924,325	(36,568)	(2)%
Wind-down expenses	22,859	35,155	(12,296)	(35)%

Total operating expenses	$6,474,506	$5,897,871	$576,635	10%

Research and Development Expenses

Our R&D expenses consist primarily of salaries and related personnel expenses, costs associated with clinical trials and regulatory submissions, costs associated with preclinical activities such as toxicology studies, costs associated with cell processing and process development, certain patent-related costs such as licensing, facilities related costs such as depreciation, lab equipment and supplies. Clinical trial expenses include payments to vendors such as clinical research organizations, contract manufacturers, clinical trial sites, laboratories for testing clinical samples and consultants. Cumulative R&D costs incurred since we refocused our activities on developing cell-based therapeutics (fiscal years 2000 through the three months ended March 31, 2013) were approximately $172 million. Over this period, the majority of these cumulative costs were related to: (i) characterization of our proprietary HuCNS-SC cells, (ii) expenditures for toxicology and other preclinical studies, preparation and submission of applications to regulatory agencies to conduct clinical trials and obtaining regulatory clearance to initiate such trials, all with respect to our HuCNS-SC cells, (iii) preclinical studies and development of our human liver engrafting cells, (iv) costs associated with cell processing and process development, and (v) costs associated with our clinical studies.

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

First quarter ended March 31, 2013 versus first quarter ended March 31, 2012. R&D expenses totaled approximately $4,564,000 in the first quarter of 2013 compared with approximately $3,938,000 in the first quarter of 2012. The increase of 16%, or approximately $625,000, in 2013 compared to 2012, was primarily attributable to (i) a increase of approximately $407,000 in external services primarily related to preclinical studies of our HuCNS-SC cells, (ii) an increase of approximately $179,000 in supplies primarily related to quality control, process development and manufacturing activities to support our ongoing clinical trials, and (iii) an increase in other expenses of approximately $39,000.

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

First quarter ended March 31, 2013 versus first quarter ended March 31, 2012. Total SG&A expenses of approximately $1,888,000 in the first quarter of 2013 were relatively flat when compared to total expenses of approximately $1,924,000 for the first quarter of 2012.

Wind-down Expenses

In 1999, in connection with exiting our former research facility in Rhode Island, we created a reserve for the estimated lease payments and operating expenses related to it. The reserve has been re-evaluated and adjusted based on assumptions relevant to real estate market conditions and the estimated time until we could either fully sublease, assign or sell our remaining interests in the property. The reserve was approximately $854,000 at December 31, 2012. Payments net of subtenant income of approximately $372,000 for the first quarter of 2013 were recorded against this reserve. We re-evaluated the estimate at the end of the quarter and adjusted the reserve to approximately $505,000 by recording additional wind-down expenses of approximately $23,000. For the similar period in 2012, payments recorded against the reserve were approximately $300,000 and to adjust the reserve, we recorded additional wind-down expenses of approximately $35,000. Expenses for this facility will fluctuate based on changes in tenant occupancy rates and other operating expenses related to the lease. We are no longer actively seeking additional subtenants due to the short time remaining on the lease period. See Note 6 “Wind-down expenses,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

Other Income (Expense)

Other expense totaled approximately $159,000 in the first quarter of 2013 compared with other expense of approximately $4,904,000 in the same period of 2012. The change is primarily due to the change in the fair value of warrant liability.

	Three months ended, March 31		Change in 2013 versus 2012
	2013	2012	$	%
Other income (expense):
Change in fair value of warrant liability	$(188,607)	$(4,941,177)	$4,752,570	(96)%
Interest income	6,846	4,210	2,636	63%
Interest expense	(10,148)	(14,447)	4,299	(30)%
Other income (expense), net	32,609	47,769	(15,160)	(32)%

Total other income (expense)	$(159,300)	$(4,903,645)	$4,744,345	(97)%

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

Interest Income

Interest income in the three-month period ended March 31, 2013 and 2012 were not significant due to low average yields.

Interest Expense

Interest expense decreased by approximately $4,000 or 30% in the first quarter of 2013when compared to the same period in 2012. Interest expense is primarily for outstanding debt and capital lease balances. See Note 7 “Commitment and Contingencies,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

Other income (expense), net

Other income for the first quarter of 2013 is primarily from a gain on sale of equipment of approximately $39,000. Other income for the similar period in 2012 includes approximately $63,000 of R&D tax credits due to our wholly-owned subsidiary Stem Cell Sciences (U.K.) Ltd. The above income was offset by other expenses primarily related to state franchise taxes.

Liquidity and Capital Resources

Since our inception, we have financed our operations through the sale of common and preferred stock, the issuance of long-term debt and capitalized lease obligations, revenue from collaborative agreements, research grants, license fees, and interest income.

	March 31, 2013	December 31, 2012	Change
			$	%
Cash and highly liquid investments	$17,048,587	$22,371,953	$(5,323,366)	(24)%

In summary, our cash flows were:

	Three months ended March 31,		Change in 2013 versus 2012
	2013	2012	$	%
Net cash used in operating activities	$(6,652,063)	$(5,630,679)	$(1,021,384)	18%
Net cash provided by investing activities	$3,703,193	$1,131,344	$2,571,849	227%
Net cash provided by financing activities	$1,715,628	$650,858	$1,064,770	164%

Net Cash Used in Operating Activities

Net cash used in operating activities in the three-month period ended March 31, 2013 increased by approximately $1,021,000, or 18%, when compared to the same period of 2012. Cash used in operating activities is primarily driven by our net loss as adjusted for non-cash charges and differences in the timing of operating cash flows.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities increased by approximately $2,572,000, or 227%, from 2012 to 2013. The increase was primarily attributable to an increase in maturities of short-term marketable securities net of purchases of approximately $2,949,000, offset by an increase in net asset purchases of approximately $377,000.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the three-month period ended March 31, 2013 increased by approximately $1,065,000, or 164%, compared to the same period in 2012. In the first quarter of 2013, we sold a total of 782,755 shares of our common stock at a price per share of $2.06 for gross proceeds of approximately $1,616,000. The shares were sold under the 2012 amended sales agreement. The sales agent is paid compensation up to 3% of gross proceeds pursuant to the terms of the agreement. In addition, an aggregate of 334,534 Series A Warrants were exercised. For the exercise of these warrants, we issued 334,534 shares of our common stock and received gross proceeds of approximately $468,000. The shares were offered under our shelf registration statement previously filed with, and declared effective by, the SEC. For the similar period in 2012, an aggregate of 900,000 Series B warrants were exercised. For the exercise of these warrants, we issued 900,000 shares of our common stock and 900,000 Series A Warrants with an exercise price of $1.40 per share and received gross proceeds of approximately $813,000 in the first quarter of 2012 and $313,000 in April 2012.

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

We intend to pursue opportunities to obtain additional financing in the future through equity and debt financings, grants and collaborative research arrangements. In November 2010, we filed with the SEC, and the SEC declared effective, a universal shelf registration statement which permits us to issue up to $100 million worth of registered debt and equity securities. As of May 7, 2013, we had approximately $38 million under this universal shelf registration statement available for issuing debt or equity securities. Under this effective shelf registration, we have the flexibility to issue registered securities, from time to time, in one or more separate offerings or other transactions with the size, price and terms to be determined at the time of issuance. Registered securities issued using this shelf may be used to raise additional capital to fund our working capital and other corporate needs, for future acquisitions of assets, programs or businesses, and for other corporate purposes. In June 2009, we entered into the 2009 sales agreement pursuant to which we had the option to sell up to $30 million of our common stock, from time to time, in at-the-market offerings. Between June 2009 and November 2012, we sold common stock under the sales agreement worth approximately $26.7 million. In December 2012, we amended the 2009 sales agreement (2012 amended sales agreement) to, among other things, raise the dollar amount of shares available to sell under the agreement back to $30 million. As of May 7, 2013, we sold common stock worth approximately $1,649,000 under the 2012 amended sales agreement. The sales agreement, as amended, has been filed with the SEC.

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

In December 2010, we entered into a commercial lease agreement with BMR-Gateway Boulevard LLC (BMR), as landlord, for approximately 43,000 square feet of office and research space at BMR’s Pacific Research Center in Newark, California. The initial term of the lease is approximately eleven and one-half years. We will pay approximately $17,869,000 in aggregate as rent over the term of the lease to BMR, which we recognize as operating lease expense on a straight-line basis. Deferred rent was approximately $1,405,000 as of March 31, 2013, and approximately $1,389,000 as of December 31, 2012. We had an option under the lease agreement, to lease up to an additional 30,000 square feet in the building, whichexpired unexercised on January 31, 2013.

In March 2013, we entered into a commercial lease agreement with Prologis, L.P. (Prologis), as landlord, for approximately 18,700 square feet of office and research space in Sunnyvale, California. The initial term of the lease is ten years from April 1, 2013, and we will pay approximately $3,497,000 in aggregate rent over the term of the lease. As part of the lease, Prologis has agreed to provide us financial allowances to build initial tenant improvements, subject to customary terms and conditions relating to landlord-funded tenant improvements. The facility will house operations that support our clinical development activities.

Operating Leases — Rhode Island

We entered into a fifteen-year lease agreement for a laboratory facility in Rhode Island in connection with a sale and leaseback arrangement in 1997. The lease term expires June 30, 2013. The lease contains escalating rent payments, which we recognize on a straight-line basis. At March 31, 2013, deferred rent expense was approximately $124,000 for this facility and is included as part of the wind-down accrual on the accompanying Consolidated Balance Sheets.

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

Contractual Obligations

In the table below, we set forth our legally binding and enforceable contractual cash obligations at March 31, 2013:

	Total Obligations at March 31, 2013	Payable in (April to December) 2013	Payable in 2014	Payable in 2015	Payable in 2016	Payable in 2017	Payable in 2018 and Beyond
Operating lease payments(1)	$19,833,431	$1,828,761	$1,851,118	$1,912,217	$1,968,459	$2,014,706	$10,258,170
Capital lease payment (equipment)	19,521	6,058	8,078	5,385	—	—	—
Bonds Payable (principal & interest)(2)	314,640	177,788	136,852	—	—	—	—

Total contractual cash obligations	$20,167,592	$2,012,607	$1,996,048	$1,917,602	$1,968,459	$2,014,706	$10,258,170

(1)	Operating lease payments exclude space-sharing and sub-lease income (see “Off-Balance Sheet Arrangements — Operating Leases” above for further information), but include rent payments for our Rhode Island facility that are included as part of our “Accrued wind-down expenses” in our condensed consolidated financial statements. See Note 6, “Wind-down expenses” and Note 7, “Commitments and Contingencies” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.
(2)	See Note 7, “Commitments and Contingencies” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

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

We do not have any material unconditional purchase obligations or commercial commitments related to capital expenditures, clinical development, clinical manufacturing, or other external services contracts at March 31, 2013.

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks at March 31, 2013 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2012 on file with the U.S. Securities and Exchange Commission.

See also Note 2, “Financial Instruments,” in the notes to condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

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

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In July 2006, we filed suit against Neuralstem, Inc. in the Federal District Court for the District of Maryland, alleging that Neuralstem’s activities violate claims in four of the patents we exclusively licensed from NeuroSpheres, specifically U.S. Patent No. 6,294,346 (claiming the use of human neural stem cells for drug screening), U.S. Patent No. 7,101,709 (claiming the use of human neural stem cells for screening biological agents), U.S. Patent No. 5,851,832 (claiming methods for proliferating human neural stem cells), and U.S. Patent No. 6,497,872 (claiming methods for transplanting human neural stem cells). In May 2008, we filed a second patent infringement suit against Neuralstem and its two founders, Karl Johe and Richard Garr. In this suit, which we filed in the Federal District Court for the Northern District of California, we allege that Neuralstem’s activities infringe claims in two patents we exclusively license from NeuroSpheres, specifically U.S. Patent No. 7,361,505 (claiming composition of matter of human neural stem cells derived from any source material) and U.S. Patent No. 7,115,418 (claiming methods for proliferating human neural stem cells). In addition, we allege various state law causes of action against Neuralstem arising out of its repeated derogatory statements to the public about our patent portfolio. Also in May 2008, Neuralstem filed suit against us and NeuroSpheres in the Federal District Court for the District of Maryland seeking a declaratory judgment that the ‘505 and ‘418 patents are either invalid or are not infringed by Neuralstem and that Neuralstem has not violated California state law. In August 2008, the California court transferred our lawsuit against Neuralstem to Maryland for resolution on the merits. In July 2009, the Maryland District Court granted our motion to consolidate these two cases with the litigation we initiated against Neuralstem in 2006. Discovery is ongoing in these cases and we anticipate a trial date in 2014.

ITEM 1A. RISK FACTORS

There have been no material change from the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 31.1 —	Certification of Martin McGlynn under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 —	Certification of Rodney K. B. Young under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 —	Certification of Martin McGlynn Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 —	Certification of Rodney K. B. Young Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.1 —	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. (****)

****	Pursuant to Rule 406T of Regulation S-T, the XBRL files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEMCELLS, INC. (name of Registrant)

May 9, 2013	/s/ Rodney K. B. Young
Rodney K. B. Young
Chief Financial Officer

Exhibit Index

Exhibit 31.1 —	Certification of Martin McGlynn under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 —	Certification of Rodney K. B. Young under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 —	Certification of Martin McGlynn Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 —	Certification of Rodney K. B. Young Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.1 —	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.(****)

****	Pursuant to Rule 406T of Regulation S-T, the XBRL files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.