Form 10-Q
period 2013-06-30
STEMCELLS INC
filed 2013-08-07
CIK 883975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2013

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

At July 25, 2013, there were 41,304,250 shares of Common Stock, $.01 par value, issued and outstanding.

STEMCELLS, INC.

NOTE REGARDING REFERENCES TO US AND OUR COMMON STOCK

Throughout this Form 10-Q, the words “we,” “us,” “our,” and “StemCells” refer to StemCells, Inc., including our directly and indirectly wholly-owned subsidiaries. “Common stock” refers to the common stock, $.01 par value, of StemCells, Inc.

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STEMCELLS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$22,752,895	$8,471,275
Marketable securities, current	1,426,061	13,900,678
Trade receivables	68,472	110,159
Other receivables	418,489	200,788
Prepaid assets	568,968	537,590
Deferred financing costs, current	55,964	—
Other assets, current	704,041	820,827

Total current assets	25,994,890	24,041,317
Property, plant and equipment, net	3,450,968	1,375,329
Deferred financing costs, non-current	43,255	—
Other assets, non-current	1,053,850	947,301
Goodwill	1,855,117	1,983,426
Other intangible assets, net	1,654,085	1,822,904

Total assets	$34,052,165	$30,170,277

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,021,521	$999,365
Accrued expenses and other current liabilities	1,917,581	2,707,441
Accrued wind-down expenses, current	—	1,102,762
Deferred revenue, current	23,597	74,426
Capital lease obligation, current	7,141	6,888
Deferred rent, current	28,050	—
Loan payable net of discount, current	2,609,954	—
Bonds payable, current	213,750	206,250

Total current liabilities	7,821,594	5,097,132
Bonds payable, non-current	17,500	125,000
Capital lease obligations, non-current	9,011	12,646
Loan payable net of discount, non-current	6,976,234	—
Fair value of warrant liability	8,277,443	9,265,365
Deposits and other long-term liabilities	367,726	216,439
Deferred rent, non-current	1,753,349	1,389,342
Deferred revenue, non-current	71,323	79,736

Total liabilities	25,294,180	16,185,660
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.01 par value; 75,000,000 shares authorized; issued and outstanding 41,260,461 at June 30, 2013 and 37,506,305 at December 31, 2012	412,605	375,063
Additional paid-in capital	381,756,774	374,507,552
Accumulated deficit	(373,376,304)	(361,091,175)
Accumulated other comprehensive income	(35,090)	193,177

Total stockholders’ equity	8,757,985	13,984,617

Total liabilities and stockholders’ equity	$34,052,165	$30,170,277

See Notes to Condensed Consolidated Financial Statements.

STEMCELLS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue:
Revenue from licensing agreements, grants and other	$31,333	$38,085	$106,975	$410,762
Revenue from product sales	250,364	210,749	458,922	482,108

Total revenue	281,697	248,834	565,897	892,870
Cost of product sales	77,573	64,277	144,414	136,236

Gross profit	204,124	184,557	421,483	756,634
Operating expenses:
Research and development	4,804,890	3,749,066	9,368,780	7,687,457
Selling, general and administrative	1,581,521	1,775,342	3,469,278	3,699,667
Wind-down expenses	38,978	9,902	61,837	45,057

Total operating expenses	6,425,389	5,534,310	12,899,895	11,432,181

Loss from operations	(6,221,265)	(5,349,753)	(12,478,412)	(10,675,547)
Other income (expense):
Change in fair value of warrant liability	757,688	6,205,957	569,081	1,264,780
Interest income	1,790	2,811	8,636	7,021
Interest expense	(392,855)	(14,175)	(403,003)	(28,622)
Other income (expense), net	(14,040)	(11,318)	18,569	36,451

Total other income (expense), net	352,583	6,183,275	193,283	1,279,630

Net income (loss)	$(5,868,682)	$833,522	$(12,285,129)	$(9,395,917)

Basic and diluted net income (loss) per share	$(0.15)	$0.03	$(0.32)	$(0.39)
Weighted average number of common shares outstanding, basic and diluted	39,661,934	24,806,769	38,966,547	23,882,634

See Notes to Condensed Consolidated Financial Statements.

STEMCELLS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income (loss)	$(5,868,682)	$833,522	$(12,285,129)	$(9,395,917)
Other comprehensive income (loss)
Foreign currency translation adjustments	4,054	(68,738)	(230,048)	27,148
Unrealized gains (losses) on marketable securities	342	(130)	1,781	2,623

Other comprehensive income (loss)	4,396	(68,868)	228,267	29,771

Comprehensive income (loss)	$(5,864,286)	$764,654	$(12,513,396)	$(9,366,146)

See Notes to Condensed Consolidated Financial Statements.

STEMCELLS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(12,285,129)	$(9,395,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	471,558	521,142
Stock-based compensation	1,436,223	1,459,990
Amortization of debt discount and issuance costs	91,450	—
Gain on disposal of fixed assets	(34,946)	—
Change in fair value of warrant liability	(569,081)	(1,264,780)
Changes in operating assets and liabilities:
Accrued interest and other receivables	(68,912)	46,425
Trade receivables	34,401	(64,672)
Prepaid and other current assets	76,763	103,666
Other assets, non-current	(106,548)	15,581
Accounts payable and accrued expenses	1,292,596	(1,520,862)
Accrued wind-down expenses	(1,102,762)	(637,045)
Deferred revenue	(57,758)	(25,075)
Deferred rent	392,057	46,495

Net cash used in operating activities	(10,430,088)	(10,715,052)
Cash flows from investing activities:
Purchase of marketable securities	(549,603)	(2,078,600)
Proceeds from the sale and maturity of marketable securities	13,026,000	3,662,000
Purchases of property, plant and equipment	(2,420,430)	(17,481)
Proceeds from sale of property, plant and equipment	38,500	—
Acquisition of other assets	(100,000)	—

Net cash provided by investing activities	9,994,467	1,565,919
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	4,911,627	—
Proceeds from the exercise of stock options	2,086	—
Proceeds from the exercise of warrants, net of issuance costs	460,762	3,194,202
Proceeds from loan payable, net of issuance costs	9,783,094	—
Payments related to net share issuance of stock based awards	(330,351)	(29,865)
Repayment of capital lease obligations	(3,382)	(17,979)
Repayment of bonds payable	(100,000)	(92,500)

Net cash provided by financing activities	14,723,836	3,053,858

Increase (decrease) in cash and cash equivalents	14,288,215	(6,095,275)
Effects of foreign exchange rate changes on cash	(6,595)	(12,558)
Cash and cash equivalents, beginning of period	8,471,275	13,311,261

Cash and cash equivalents, end of period	$22,752,895	$7,203,428

Supplemental disclosure of cash flow information:
Interest paid	$110,266	$28,622

Fair value of 329,131 shares issued as consideration under an equity financing agreement[1]	$600,006	—

See Notes to Condensed Consolidated Financial Statements.

[1]	In June 2013, we entered into an agreement with an institutional investor, under which we have the right to sell up to $30.0 million of common stock to the institutional investor. In consideration for entering into the agreement, we issued 329,131 shares of our common stock to the institutional investor. We will not receive any cash proceeds from the issuance of these 329,131 shares. All shares sold or to be sold under this agreement are offered under our shelf registration statement previously filed with, and declared effective by, the SEC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2013 and 2012

Note 1. Summary of Significant Accounting Policies

Nature of Business

StemCells, Inc., a Delaware corporation, is a biopharmaceutical company that operates in one segment, the research, development, and commercialization of stem cell therapeutics and related technologies.

The accompanying financial data as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted pursuant to these rules and regulations. The December 31, 2012 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. However, we believe that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

If the estimated fair value of a security is below its carrying value, we evaluate whether we have the intent and ability to retain our investment for a period of time sufficient to allow for any anticipated recovery to the cost of the investment, and whether evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Other-than-temporary declines in estimated fair value of all marketable securities are charged to “Other income (expense), net” in the accompanying condensed consolidated statements of operations. No such impairment was recognized during the three and six months ended June 30, 2013 or 2012.

Trade and Other Receivables

Our receivables generally consist of interest income on our financial instruments, revenue from licensing agreements and grants, and revenue from product sales.

Warrant Liability

We account for our warrants in accordance with U.S. GAAP which defines how freestanding contracts that are indexed to and potentially settled in a company’s own stock should be measured and classified. Authoritative accounting guidance prescribes that only warrants issued by us under contracts that cannot be net-cash settled, and are both indexed to and settled in our common stock, can be classified as equity. As part of both our November 2008 and November 2009 financings, we issued warrants with five year terms to purchase 1,034,483 and 400,000 shares of our common stock at $23.00 and $15.00 per share, respectively. As part of our December 2011 financing, we issued Series A Warrants with a five year term to purchase 8,000,000 shares at $1.40 per share and Series B Warrants with a ninety trading day term to purchase 8,000,000 units at $1.25 per unit. Each unit underlying the Series B Warrants consisted of one share of our common stock and one Series A Warrant. In the first and second quarter of 2012, an aggregate of 2,700,000 Series B Warrants were exercised. For the exercise of these warrants, we issued 2,700,000 shares of our common stock and 2,700,000 Series A Warrants. The remaining 5,300,000 Series B Warrants expired unexercised by their terms on May 2, 2012. As terms of the warrants issued in 2008 and 2009, as well as the Series A and Series B Warrants, do not meet the specific conditions for equity classification, we are required to classify the fair value of these warrants as a liability, with subsequent changes in fair value to be recorded as income (loss) due to change in fair value of warrant liability. The fair value of the warrants issued in the 2008 and 2009 financings is determined using the Black-Scholes-Merton (Black-Scholes) option pricing model and the fair value of the Series A and Series B Warrants is determined using a Monte Carlo simulation model (see Note 9, “Warrant Liability”). The fair value is affected by changes in inputs to these models including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. The use of a Monte Carlo simulation model requires input of additional assumptions including the progress of our R&D programs and its affect on potential future financings. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability. The estimated fair value of our warrant liability at June 30, 2013, was approximately $8,277,000.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income or loss per share computations:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income (loss)	$(5,868,682)	$833,522	$(12,285,129)	$(9,395,917)
Weighted average shares outstanding used to compute basic and diluted net income or loss per share	39,661,934	24,806,769	38,966,547	23,882,634
Basic and diluted net loss per share	$(0.15)	$0.03	$(0.32)	$(0.39)

The following outstanding potentially dilutive securities were excluded from the computation of diluted net income or loss per share because the effect would have been anti-dilutive as of June 30:

	2013	2012
Options	440,126	854,958
Restricted stock units	3,350,616	1,513,400
Warrants	9,894,909	12,134,483

Total	13,685,651	14,502,841

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income or loss and other comprehensive income or loss (OCL). OCL includes certain changes in stockholders’ equity that are excluded from net income or loss. Specifically, we include in OCL changes in unrealized gains and losses on our marketable securities and unrealized gains and losses on foreign currency translations. Accumulated other comprehensive loss was $35,090, as of June 30, 2013, and accumulated other comprehensive income was $193,177, as of December 31, 2012.

Note 2. Financial Instruments

The following table summarizes the fair value of our cash, cash equivalents and available-for-sale marketable securities held in our current investment portfolio:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
June 30, 2013
Cash	$251,069	$—	$—	$251,069
Cash equivalents	22,501,826	—	—	22,501,826
Marketable debt securities, current	1,425,636	425	—	1,426,061

Total cash, cash equivalents, and marketable securities	$24,178,531	$425	$—	$24,178,956

December 31, 2012
Cash	$254,268	$—	$—	$254,268
Cash equivalents	8,217,259	—	(252)	8,217,007
Marketable debt securities, current	13,901,782	—	(1,104)	13,900,678

Total cash, cash equivalents, and marketable securities	$22,373,309	$—	$(1,356)	$22,371,953

At June 30, 2013, our investment in money market accounts are composed primarily of U.S. Treasury debt securities, which are classified as cash equivalents in the accompanying Consolidated Balance Sheet due to their short maturities. Our investment in short-term marketable securities is composed primarily of commercial paper and corporate debt securities. From time to time, we carry cash balances in excess of federally insured limits. Our cash balance at June 30, 2013 includes approximately $79,000 held by our U.K. subsidiary.

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

We estimated the fair value of our loan payable using the net present value of the payments discounted at an effective interest rate. We believe the estimates used to measure the fair value of our loan payable constitute Level 3 inputs.

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

The following table presents financial assets and liabilities measured at fair value as of June 30, 2013:

	Fair Value Measurement at Report Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	As of June 30, 2013
Financial assets:
Cash equivalents:
Money market funds	$521,269	$—	$—	$521,269
U.S. Treasury debt obligations	21,980,557	—	—	21,980,557
Marketable securities:
Debt securities	—	1,426,061	—	1,426,061

Total financial assets	$22,501,826	$1,426,061	$—	$23,927,887

Financial liabilities:
Bond obligation	$—	$231,250	$—	$231,250
Loan payable net of discounts	—	—	9,586,188	9,586,188
Warrant liabilities	—	42,192	8,235,251	8,277,443

Total financial liabilities	$—	$273,442	$17,821,439	$18,094,881

Level 2 Reconciliation

The following table presents a roll forward for financial assets and liabilities measured at fair value using significant other observable inputs (Level 2) for 2013:

	Level 2 Beginning Balance 12/31/12 $	Net transfers (to) from Level 1 $	Change included in earnings $	Unrealized gain	Settled $	Level 2 Ending Balance 06/30/13 $
Marketable securities	13,900,678	(12,475,042)	—	425	—	1,426,061
Bond obligation	331,250	—	—	—	(100,000)	231,250
Warrant liabilities	107,968	—	(65,776)	—	—	42,192

Total	14,339,896	(12,475,042)	(65,776)	425	(100,000)	1,699,503

Transfers from Level 2 to Level 1 are the net of, (i) maturities of short term marketable debt securities into cash and cash equivalents and (ii) additional purchases of marketable debt securities.

Level 3 Reconciliation

The following table presents a roll forward for liabilities measured at fair value using significant unobservable inputs (Level 3) for 2013.

Warrant Liabilities
Balance at December 31, 2012	$9,157,397
Less fair value of warrants exercised	(418,841)
Add change in fair value of warrants	(503,305)

Balance at June 30, 2013	$8,235,251

Loan payable net of discounts
Loan proceeds	$10,000,000
Less discount	(487,576)
Add amortization of discount	73,764

Balance at June 30, 2013	$9,586,188

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

The following table presents changes in goodwill:

Balance as of December 31, 2012	$1,983,426
Foreign currency translation	(128,309)

Balance as of June 30, 2013	$1,855,117

The components of our other intangible assets at June 30, 2013 are summarized below:

Other Intangible Asset Class	Cost	Additions	Impairment	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Weighted- Average Amortization Period
Customer relationships and developed technology	$1,310,000	$—	$—	$(784,178)	$104,613	$630,435	8.0 years
In-process research and development	1,340,000	—	(654,961)	(270,687)	100,501	514,853	Indefinite
Trade name	310,000	—	—	(96,575)	21,222	234,647	15.0 years
Patents	979,612	64,000	—	(769,462)	—	274,150	16.0 years

Total other intangible assets	$3,939,612	$64,000	$(654,961)	$(1,920,902)	$226,336	$1,654,085	12.2 years

Amortization expense was approximately $66,000 in the second quarter of 2013.

The expected future annual amortization expense for each of the next five years based on current balances of our intangible assets is approximately as follows:

For the year ending December 31:
2013	$263,000
2014	$263,000
2015	$262,000
2016	$255,000
2017	$234,000

Note 5. Stock-Based Compensation

We currently grant stock-based compensation under two equity incentive plans approved by the Company’s stockholders and one plan adopted in 2012 pursuant to NASDAQ Listing Rule 5635(c)(4) concerning inducement grants for new employees (our “2012 Commencement Incentive Plan”). As of June 30, 2013, we had 157,190 shares available to grant under our two stockholder-approved plans, namely our 2004 Equity Incentive Plan and our 2006 Equity Incentive Plan. At our annual stockholders meeting held on June 12, 2007, our stockholders approved an amendment to our 2006 Equity Incentive Plan to provide for an annual increase in the number of shares of common stock available for issuance under the plan each January 1 (beginning January 1, 2008) equal to 4% of the outstanding common shares as of that date. The amendment further provided an aggregate limit of 3,000,000 shares issuable pursuant to incentive stock option awards under the plan. Under the two stockholder-approved plans we may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, 401(k) Plan employer match in form of shares and performance-based shares to our employees, directors and consultants, at prices determined by our Board of Directors. Incentive stock options may only be granted to employees under these plans with a grant price not less than the fair market value on the date of grant. Under our 2012 Commencement Inducement Plan, we may only award options, restricted stock units and other equity awards to newly hired employees and newly engaged directors, in each case as allowed by NASDAQ listing requirements.

Our stock-based compensation expense for the three and six months ended June 30 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Research and development expense	$373,652	$320,303	$717,363	$652,177
Selling, general and administrative expense	375,989	403,142	718,860	807,813

Total stock-based compensation	$749,641	$723,445	$1,436,223	$1,459,990

Effect on basic and diluted net loss per share	$(0.02)	$(0.03)	$(0.04)	$(0.06)

As of June 30, 2013, we had approximately $5,301,000 of total unrecognized compensation expense related to unvested awards of stock options and restricted stock units granted under our various equity incentive plans that we expect to recognize over a weighted-average vesting period of 3.3 years.

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

A summary of our stock option activity for the three months ended June 30, 2013 is as follows:

	Number of options	Weighted-average exercise price ($) per share
Balance at March 31, 2013	443,926	19.70
Granted	—	—
Exercised	(2,086)	1.00
Cancelled	(1,714)	4.78

Outstanding options at June 30, 2013	440,126	19.85

A summary of changes in unvested options for the three months ended June 30, 2013 is as follows:

	Number of options	Weighted-average exercise price ($) per share	Weighted-average grant date fair value ($) per option
Unvested options at March 31, 2013	51,466	10.61	8.45
Granted	—	—	—
Vested	(11,896)	11.40	9.14
Cancelled	(473)	10.76	7.82

Unvested options at June 30, 2013	39,097	10.37	8.25

The estimated fair value of options vested was approximately $109,000 in the three months ended June 30, 2013.

Restricted Stock Units

We have granted restricted stock units (RSUs) to certain employees and members of the Board of Directors which entitle the holders to receive shares of our common stock upon vesting of the RSUs. The fair value of restricted stock units granted is based upon the market price of the underlying common stock as if it were vested and issued on the date of grant.

A summary of changes in unvested restricted stock units for the three months ended June 30, 2013 is as follows:

	Number of RSUs	Weighted-average grant date fair value ($) per RSU
Unvested restricted stock units at March 31, 2013	1,236,982	2.38
Granted(1)	2,286,765	1.81
Vested	(153,131)	9.04
Cancelled	(20,000)	0.72

Balance unvested at June 30, 2013	3,350,616	1.70

(1)	11,765 of these restricted stock units vest and convert into shares of our common stock on the date of grant. 25,000 of these restricted stock units vest and convert into shares of our common stock after one year from the date of grant. 2,250,000 of these restricted stock units will vest and convert into shares of our common stock over a four year period from the date of grant; one-fourth of the award will vest on each grant date anniversary following the grant.

Stock Appreciation Rights

In July 2006, we granted cash-settled Stock Appreciation Rights (SARs) to certain employees that give the holder the right, upon exercise, to the difference between the price per share of our common stock at the time of exercise and the exercise price of the SARs.

The SARs have a maximum term of ten years with an exercise price of $20.00, which is equal to the market price of our common stock at the date of grant. The SARs vest 25% on the first anniversary of the grant date and 75% vest monthly over the remaining three-year service period. All of the outstanding SARs as of June 30, 2013 are fully vested. Compensation expense is based on the fair value of SARs which is calculated using the Black-Scholes option pricing model.

The stock-based compensation expense and liability are re-measured at each reporting date through the earlier of date of settlement or forfeiture of the SARs.

A summary of the changes in SARs for the three months ended June 30, 2013 is as follows:

Number of SARs
Outstanding at March 31, 2013	110,593
Granted	—
Exercised	—
Forfeited and expired	—

Outstanding SARs at June 30, 2013	110,593

SARs exercisable at June 30, 2013	110,593

For the three months ended June 30, 2013 and 2012, the re-measured liability and expense for the respective periods related to the SARs were not significant.

The compensation expense related to the SARs recognized for the three months ended June 30, 2013 may not be representative of compensation expense for future periods and its resulting effect on net loss and net loss per share attributable to common stockholders, due to changes in the fair value calculation which is dependent on the stock price, volatility, interest and forfeiture rates, additional grants and subsequent periods of vesting. We will continue to recognize compensation cost each period, which will be the change in fair value from the previous period through the earlier date of settlement or forfeiture of the SARs.

Note 6. Wind-Down Expenses

Rhode Island

In connection with our wind-down of our research and manufacturing operations in Lincoln, Rhode Island, and the relocation of our corporate headquarters and remaining research laboratories to California in October 1999, we provided a reserve for our exit cost obligation. The reserve was for the estimated costs of our former research and administrative facility in Lincoln, which we held on a lease that terminated on June 30, 2013. We periodically re-evaluated and adjusted the reserve after considering various factors such as our lease payments through to the end of the lease, operating expenses, the real estate market in Rhode Island, and estimated subtenant income based on actual and projected occupancy. The reserve was approximately $505,000 at March 31, 2013. In the second quarter of 2013, payments net of subtenant income of approximately $505,000 were recorded against this reserve and approximately $39,000 as additional wind-down expenses. We have closed this reserve as the lease and our obligations related to it terminated on June 30, 2013.

The summary of the changes to our wind-down reserve related to this facility for 2013 and 2012 were as follows:

	January 1 to March 31, 2013	April 1 to June 30, 2013	January 1 to June 30, 2013	January 1 to December 31, 2012
Accrued wind-down reserve at beginning of period	$854,000	$505,000	$854,000	$1,683,000
Less actual expenses recorded against estimated reserve during the period	(372,000)	(505,000)	(877,000)	(1,185,000)
Additional expense recorded to revise estimated reserve at period-end	23,000	—	23,000	356,000

Revised reserve at period-end	505,000	—	—	854,000
Add deferred rent at period-end	124,000	—	—	249,000

Total accrued wind-down expenses at period-end, current	$629,000	$—	$—	$1,103,000

Note 7. Loan Payable

In April 2013, we entered into a Loan Agreement with Silicon Valley Bank (SVB) and received loan proceeds of $9,900,000, net of a $100,000 cash discount. The loan proceeds will be used for research and development and general corporate purposes. The loan has a three-year term and bears interest at an annual rate of 6%. The loan obligations are secured by a first priority security interest on substantially all of our assets excluding intellectual property. For the first six months, payments will be interest only followed by repayment of principal and interest over a period of 30 months. There is also a final $1,000,000 fee payable at the end of the term which is being expensed over the term of the loan using the effective interest method. In conjunction with the Loan Agreement, we issued to SVB a ten year warrant to acquire 293,531 shares of common stock at an exercise price of $1.7034 per share. The warrant is immediately exercisable and expires in April 2023. We estimated the fair value of the warrant to be approximately $388,000 using the Black-Scholes option pricing model with the following assumptions:

Expected life (years)	10
Risk-free interest rate	1.9%
Expected volatility	88.1%
Expected dividend yield	0%

We applied the relative fair value method to allocate the $9,900,000 net proceeds between the loan and warrant. The approximately $388,000 fair value allocated to the warrant was recorded as an increase to additional paid-in capital and as a discount to loan payable. Approximately $9,512,000 was assigned to the loan and was recorded as the initial carrying amount of the loan payable, net of discount. The approximately $388,000 fair value of the warrant and the $100,000 cash discount are both being amortized as additional interest expense over the term of the loan using the effective interest rate method.

We also incurred loan issuance costs of approximately $117,000, which are recorded as deferred financing costs on the accompanying condensed consolidated balance sheet and are being amortized to interest expense over the term of the Loan Agreement using the effective interest rate method.

The effective interest rate used to amortize the deferred financing costs and the discount (including the fair value of the warrant and the cash discount), and for the accretion of the final payment, is 9.0%.

Note 8. Commitments and Contingencies

Leases

Capital Leases

We entered into direct financing transactions with the State of Rhode Island and received proceeds from the issuance of industrial revenue bonds totaling $5,000,000 to finance the construction of our pilot manufacturing facility in Rhode Island. The related lease agreements are structured such that lease payments fully fund all semiannual interest payments and annual principal payments through maturity in August 2014. The interest rate for the remaining bond series is 9.5%. The bond contains certain restrictive covenants which limit, among other things, the payment of cash dividends and the sale of the related assets. The outstanding principal was approximately $231,000 at June 30, 2013 and $331,000 at December 31, 2012.

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

In December 2010, we entered into a commercial lease agreement with BMR-Gateway Boulevard LLC (BMR), as landlord, for approximately 43,000 square feet of office and research space at BMR’s Pacific Research Center in Newark, California. The initial term of the lease is approximately eleven and one-half years and includes escalating rent payments which we recognize as lease operating expense on a straight-line basis. We will pay approximately $17,869,000 in aggregate as rent over the term of the lease to BMR. Deferred rent for this facility was approximately $1,420,000 as of June 30, 2013, and approximately $1,389,000 as of December 31, 2012.

In March 2013, we entered into a commercial lease agreement with Prologis, L.P. (Prologis), as landlord, for approximately 18,700 square feet of office and research space in Sunnyvale, California. The facility is for operations that support our clinical development activities. The initial term of the lease is ten years and includes escalating rent payments which we recognize as lease operating expense on a straight-line basis. We will pay approximately $3,497,000 in aggregate rent over the term of the lease. As part of the lease, Prologis has agreed to provide us financial allowances to build initial tenant improvements, subject to customary terms and conditions relating to landlord-funded tenant improvements. The tenant improvements are recorded as leasehold improvement assets and amortized over the term of the lease. The financial allowances are treated as a lease incentive and recorded as deferred rent which is amortized as reductions to lease expense over the lease term. Deferred rent for this facility was approximately $361,000 as of June 30, 2013.

Operating Leases — Rhode Island

We entered into a fifteen-year lease agreement for a scientific and administrative facility (SAF) in Rhode Island in connection with a sale and leaseback arrangement in 1997. The lease term expired on June 30, 2013. For the year 2013, we paid approximately $1,165,000 in operating lease payments and operating expenses net of sub-tenant income.

Operating Leases — United Kingdom

In January 2011, we amended the existing lease agreements of our wholly-owned subsidiary, Stem Cell Sciences (U.K.) Ltd, effectively reducing our leased space from approximately 5,000 square feet to approximately 1,900 square feet of office and lab space. The lease by its terms was extended to September 30, 2013. We expect to pay approximately $60,000 as rental payments under the existing lease for 2013. StemCells, Inc. is the guarantor of Stem Cell Sciences (U.K.) Ltd’s obligations under the existing lease.

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

Effective 2008, as part of an indemnification agreement with NeuroSpheres, we are entitled to offset all litigation costs incurred in this patent infringement suit, against amounts that would otherwise be owed to NeuroSpheres under our exclusive license agreements with NeuroSpheres, such as annual maintenance fees, milestones and royalty payments. Under the terms of our license agreements, we are required to make annual payments of $50,000 to NeuroSpheres, and we expect to make these annual payments through the remaining life of the patent which, at December 31, 2010, was approximately 14 years. We have therefore capitalized $700,000 (14 years at $50,000 per year) to offset litigation costs. The amount capitalized is not dependent on the achievement of any milestones or related to any other contingent payments which may become due under the arrangement. We will reduce this asset by $50,000 per year in lieu of the cash payments due to NeuroSpheres. As the $50,000 annual payments are fully creditable against royalties due to NeuroSpheres, we have classified the capitalized amount as prepaid royalties under “Other assets, non-current” on our accompanying Consolidated Balance Sheets. We have concluded that the estimated balance of $600,000, as of June 30, 2013, is a fair estimate and realizable against future milestone and royalty payments to NeuroSpheres, and that litigation costs incurred above this amount will be expensed as incurred. Management will reevaluate this estimate on a quarterly basis based on actual costs and other relevant factors.

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

The assumptions used for the Black-Scholes option pricing model are as follows:

	To Calculate Fair Value of Warrant Liability at
	June 30, 2013	December 31, 2012
Expected life (years)	1.0	1.4
Risk-free interest rate	0.1%	0.2%
Expected volatility	58.1%	108.2%
Expected dividend yield	0%	0%

	At June 30, 2013	At December 31, 2012	Change in Fair Value of Warrant Liability
Fair value of liability for warrants issued in 2008	$0	$44,628	$(44,628)

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

The assumptions used for the Black-Scholes option pricing model are as follows:

	To Calculate Fair Value of Warrant Liability at
	June 30, 2013	December 31, 2012
Expected life (years)	1.8	2.3
Risk-free interest rate	0.3%	0.3%
Expected volatility	96.7%	94.5%
Expected dividend yield	0%	0%

	At June 30, 2013	At December 31, 2012	Change in Fair Value of Warrant Liability
Fair value of liability for warrants issued in 2009	$42,192	$63,340	$(21,148)

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

The assumptions used for the Monte Carlo simulation model to value the Series A Warrants at June 30, 2013 are as follows:

Risk-free interest rate per year	0.8%
Expected volatility per year	81.4%
Expected dividend yield	0%
Expected life in years	3.5

The use of a Monte Carlo simulation model requires the input of additional subjective assumptions including the progress of our R&D programs and its affect on potential future financings.

The following table is a summary of the changes in fair value of warrant liability for the Series A Warrants for the three-month period ended June 30, 2013:

	Series A
	Number of Warrants	Fair value $
Balance at March 31, 2013	8,166,895	$8,952,059
Less exercised	—	—
Changes in fair value	—	(716,808)

Balance at June 30, 2013	8,166,895	$8,235,251

The following table is a summary of our warrant liability as of June 30, 2013:

Warrants	Number Outstanding	Exercise Price ($) per share	Fair value
Warrants issued in 2008	1,034,483	23.00	$—
Warrants issued in 2009	400,000	15.00	42,192
Series A Warrants	8,166,895	1.40	8,235,251

Total	9,601,378		$8,277,443

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

Note 10. Common Stock

In June 2009, we entered into a sales agreement (2009 sales agreement) pursuant to which we had the option to sell up to $30 million of our common stock, from time to time, in at-the-market offerings. Between June 2009 and November 2012, we sold common stock under the 2009 sales agreement worth approximately $26.7 million. In December 2012, we amended the 2009 sales agreement (2012 amended sales agreement) to, among other provisions, raise the dollar amount of shares available to sell under the agreement back to $30 million. The sales agent is paid compensation of up to 3% of gross proceeds pursuant to the terms of the agreement. The sales agreement, as amended, has been filed with the SEC. In the first and second quarter of 2013, we sold a total of 1,021,074 shares of our common stock at an average price per share of $2.02 for gross proceeds of approximately $2,068,000. The shares were sold under the 2012 amended sales agreement. The shares were offered under our shelf registration statement previously filed with, and declared effective by, the SEC.

In the first quarter of 2013, an aggregate of 334,534 Series A Warrants were exercised. For the exercise of these warrants, we issued 334,534 shares of our common stock and received gross proceeds of approximately $468,000.

In June 2013, we entered into an agreement with an institutional investor, under which we have the right to sell up to $30.0 million of common stock to the institutional investor. Proceeds from any sales of stock will be used for general corporate purposes. Under the terms of the agreement, we immediately sold 1,645,639 in shares of our common stock to the institutional investor at a purchase price of $1.823 per share, which was the average of the prior ten trading days’ volume weighted average price, and received gross proceeds of $3.0 million. In consideration for entering into the agreement, we issued 329,131 shares of our common stock to the institutional investor. We will not receive any cash proceeds from the issuance of these 329,131 shares. Under this agreement, we have the right for a period of three years and at our sole discretion, to sell additional amounts up to $27.0 million of common stock to the institutional investor subject to certain limitations. The agreement may be terminated by us at any time without any cost or penalty. No warrants will be issued in connection with this transaction. All shares sold or to be sold are offered under our shelf registration statement previously filed with, and declared effective by, the SEC.

Note 11. Accumulated Other Comprehensive Loss

The following table sets forth the changes in accumulated other comprehensive loss by component for the three months ended June 30, 2013:

	Unrealized Gain on Other Available-for-Sale Securities	Foreign Currency Translation	Total
Beginning balance	$83	$(39,571)	$(39,488)
Other comprehensive income (loss) before reclassifications	342	4,056	4,398
Amounts reclassified from accumulated other comprehensive loss	—	—	—

Net current-period other comprehensive income (loss)	342	4,056	4,398

Ending balance	$425	$(35,515)	$(35,090)

Note 12. California Institute for Regenerative Medicine Loan

In April 2013, we entered into an agreement with the California Institute for Regenerative Medicine (CIRM) (the CIRM Loan Agreement) under which CIRM will provide up to approximately $19.3 million to help fund preclinical development and IND-enabling activities of our HuCNS-SC cells for Alzheimer’s disease. This funding was awarded in September 2012 under CIRM’s Disease Team Therapy Development Award program (RFA 10-05), and the goal of the research is to file an Investigational New Drug application with the U.S. Food and Drug Administration within four years. The funding is in the form of a forgivable loan, in accordance with mutually agreed upon terms and conditions and CIRM regulations, and is expected to be disbursed periodically by CIRM over the four-year project period subject to a number of preconditions, including the achievement of certain progress milestones and compliance with certain financial covenants. The loan is unsecured and the term of the loan is ten years and may be extended under certain circumstances. Initially, the loan will bear interest at the one year LIBOR rate plus two percent and will increase by 1% each year after year five. Interest will accrue with the first disbursement of loan funds, but we will not begin paying interest until year six. Repayment of the principal and any accrued and unpaid interest will be due and payable at the end of the term. We can prepay the CIRM loan at our election, either in whole or in part at any time and without a prepayment fee. In addition, the loan is forgivable so that our obligation to repay will be contingent upon the success of our HuCNS-SC cells as a treatment for Alzheimer’s disease.

Note 13. Subsequent Events

In July 2013, we received approximately $3.8 million as the initial disbursement of the loan provided under the CIRM Loan Agreement. Including these proceeds, our pro forma cash, cash equivalents and marketable securities as of June 30, 2013 would have been approximately $28.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act that involve substantial risks and uncertainties. Such statements include, without limitation, all statements as to expectation or belief and statements as to our future results of operations; the progress of our research, product development and clinical programs; the need for, and timing of, additional capital and capital expenditures; partnering prospects; costs of manufacture of products; the protection of, and the need for, additional intellectual property rights; effects of regulations; the need for additional facilities; and potential market opportunities. Our actual results may vary materially from those contained in such forward-looking statements because of risks to which we are subject, including the fact that additional trials will be required to confirm the safety and demonstrate the efficacy of our HuCNS-SC cells for the treatment of any disease or disorder; uncertainty as to whether the U.S. Food and Drug Administration (FDA), Swissmedic, Health Canada, or other regulatory authorities will permit us to proceed with clinical testing of proposed products despite the novel and unproven nature of our technologies; the risk that our clinical trials or studies could be substantially delayed beyond their expected dates or cause us to incur substantial unanticipated costs; uncertainties in our ability to obtain the capital resources needed to continue our current research and development operations and to conduct the research, preclinical development and clinical trials necessary for regulatory approvals; the uncertainty regarding our ability to obtain a corporate partner or partners, if needed, to support the development and commercialization of our potential cell-based therapeutics products; the uncertainty regarding the outcome of our clinical trials or studies we may conduct in the future; the uncertainty regarding the validity and enforceability of our issued patents; the risk that we may not be able to manufacture additional master and working cell banks when needed; the uncertainty whether any products that may be generated in our cell-based therapeutics programs will prove clinically safe and effective; the uncertainty whether we will achieve significant revenue from product sales or become profitable; obsolescence of our technologies; competition from third parties; intellectual property rights of third parties; litigation risks; and other risks to which we are subject. All forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth in “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2012.

Overview

The Company

We are engaged in researching, developing, and commercializing cell-based therapeutics and enabling tools and technologies for stem cell-based research and drug discovery and development. Our research and development (R&D) programs are primarily focused on identifying and developing potential cell-based therapeutics which can either restore or support organ function. In particular, since we relocated our corporate headquarters to California in 1999, our R&D efforts have been directed at refining our methods for identifying, isolating, culturing, and purifying the human neural stem cell and developing this cell as potential cell-based therapeutics for the central nervous system (CNS). Our HuCNS-SC® product candidate (purified human neural stem cells) is currently in clinical development for several indications — chronic spinal cord injury, dry age-related macular degeneration (AMD) and Pelizeaus-Merzbacher disease (PMD), which is a myelination disorder in the brain. We are also conducting preclinical research to evaluate HuCNS-SC cells in Alzheimer’s disease. In October 2012, we published in Science Translational Medicine, a peer-reviewed journal, the data from our four-patient Phase I clinical trial in PMD, which showed preliminary evidence of durable and progressive donor-derived myelination in all four patients. In addition, there were measurable gains in neurological function in three of the four patients, with the fourth patient clinically stable. We are conducting a Phase I/II clinical trial for the treatment of chronic spinal cord injury. This trial is being conducted in Switzerland and Canada, and represents the first time that neural stem cells have been transplanted as a potential therapeutic agent for spinal cord injury. In February 2013, we announced that the first three patients, all of whom had complete spinal cord injuries, had completed the trial. Data from these first three patients demonstrated a favorable safety profile and showed that the considerable gains in sensory function observed at the six month assessment in two of the three patients compared to pre-transplant baselines had persisted at the 12 month assessment; the third patient remained stable. As of June 2013, a total of five patients have been enrolled and dosed with our HuCNS-SC cells, including one patient with an incomplete spinal cord injury. We are also conducting a Phase I/II clinical trial in dry AMD at two trial sites in the United States, and as of June 2013, have enrolled and dosed a total of four patients with our HuCNS-SC cells. We previously completed a Phase I clinical trial in infantile and late infantile neuronal ceroid lipofuscinosis (NCL), and the data from that trial showed that our HuCNS-SC cells were well tolerated and non-tumorigenic, and that there was evidence of engraftment and long-term survival of the transplanted HuCNS-SC cells. In April 2013, we entered into an agreement with CIRM under which CIRM will provide up to approximately $19.3 million as a forgivable loan, in accordance with mutually agreed upon terms and conditions and CIRM regulations. The CIRM loan will help fund preclinical development of our HuCNS-SC cells for Alzheimer’s disease. In July 2013, we received an initial disbursement of $3.8 million under the CIRM Loan Agreement. For a brief description of our significant therapeutic research and development programs see Overview “Research and Development Programs” in the Business Section of Part I, Item 1 of our Form 10-K for the year ended December 31, 2012.

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

Given the early stage of development of our therapeutic product candidates, any estimates of when we may be able to commercialize one or more of these products would not be meaningful. Moreover, any estimate of the time and investment required to develop potential products based upon our proprietary HuCNS-SC technologies will change depending on the ultimate approach or approaches we take to pursue them, the results of preclinical and clinical studies, and the content and timing of decisions made by the FDA, Swissmedic, Health Canada, and other regulatory authorities. There can be no assurance that we will be able to develop any product successfully, or that we will be able to recover our development costs, whether upon commercialization of a developed product or otherwise. We cannot provide assurance that any of these programs will result in products that can be marketed or marketed profitably. If certain of our development-stage programs do not result in commercially viable products, our results of operations could be materially adversely affected.

The research markets served by our tools and technologies products are highly competitive, complex and dynamic. Technological advances and scientific discoveries have accelerated the pace of change in biological research, and stem cell technologies have been evolving particularly fast. We compete mainly by focusing on specialty media and antibody reagent products and human cell lines where we believe our expertise, intellectual property and reputation give us competitive advantage. We believe that, in this particular market niche, our products and technologies offer customers specific advantages over those offered by our competitors. We compete by offering innovative, quality-controlled products, consistently made and designed to produce reproducible results. We continue to make investments in research and development, quality management, quality improvement, and product innovation. We cannot assure you that we will have sufficient resources to continue to make such investments. For the three-month period ended June 30, 2013, we generated revenues from the sale of specialty cell culture products of approximately $250,000. We can give no assurances that we will be able to continue to generate such revenues in the future.

Significant Events

In April 2013, we added the Byers Eye Institute at Stanford, located in Palo Alto, California, as a second site for our Phase I/II clinical trial of our proprietary HuCNS-SC cells in dry AMD.

In April 2013, we entered into an agreement with CIRM under which CIRM will provide up to approximately $19.3 million to help fund preclinical development and IND-enabling activities of our HuCNS-SC cells for Alzheimer’s disease. The funding, which will be in the form of a forgivable loan, was awarded under CIRM’s Disease Team Therapy Development Award program (RFA 10-05) in September 2012. The goal of the research will be to file an Investigational New Drug application with the U.S. Food and Drug Administration within four years

In April 2013, we closed a $10 million loan from Silicon Valley Bank (SVB). The loan has a three-year term and the loan funds will be used for general corporate purposes.

In June 2013, Health Canada authorized us to expand our Phase I/II clinical trial for chronic spinal cord injury into Canada. The Phase I/II trial, currently underway in Zurich, Switzerland, is designed to evaluate the safety and preliminary efficacy of our proprietary HuCNS-SC cells as a treatment for chronic spinal cord injury. With this authorization from Health Canada, we are actively working to open one or more trial sites in Canada and begin screening patients.

In June 2013, we entered into an agreement with an institutional investor, under which we have the right to sell up to $30.0 million of common stock to the institutional investor. Proceeds from any sales of stock under this agreement will be used for general corporate purposes. Under the terms of the agreement, we immediately sold 1,645,639 in shares of our common stock to the institutional investor at a purchase price of $1.823 per share and received gross proceeds of $3.0 million.

In June 2013, we strengthened our product development capabilities by adding Eliseo Oreste Salinas, MD, MSc, as Executive Vice President and Head of Research and Development, and by hiring several other executives with broad CNS drug development experience and expertise. Prior to joining the Company, Dr. Salinas served as Executive Vice President, Head of Development and Chief Medical Officer of Elan Pharmaceuticals, and previously held senior management positions at Shire plc, Adolor Corporation and Wyeth-Ayerst Research. In addition, we appointed Ann Tsukamoto, PhD, as Executive Vice President, Scientific and Strategic Alliances responsible for alliances and building on our existing stem cell technology platform.

In August 2013, we presented data which show that, two years after transplantation of our proprietary HuCNS-SC cells into patients with PMD, the evidence of myelination, by magnetic resonance imaging (MRI), is more pronounced compared to one year post-transplantation, the gains in neurological function reported after one year were maintained, and there were no safety concerns. The neurological and MRI changes suggest a departure from the natural history of the disease and may represent signals of a clinical effect.

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

We review our valuation assumptions at each grant date and, as a result, our assumptions in future periods may change. As of June 30, 2013, we expect to recognize approximately $5,301,000 of compensation expense related to unvested stock-based awards over a weighted-average period of 3.3 years. See also Note 5, “Stock-Based Compensation,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

Wind-down expenses — Rhode Island

In connection with exiting our research and manufacturing operations in Lincoln, Rhode Island, and the relocation of our corporate headquarters and remaining research laboratories to California in October 1999, we provided a reserve for our estimate of the exit cost obligation. The reserve was for the estimated costs of our former research and administrative facility in Lincoln, which we held on a lease that terminated on June 30, 2013. We periodically re-evaluated and adjusted the reserve after considering various factors such as our lease payments through to the end of the lease, operating expenses, the real estate market in Rhode Island, and estimated subtenant income based on actual and projected occupancy. We have closed this reserve as our lease and related obligations terminated on June 30, 2013. See Note 6 “Wind-Down Expenses,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

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

Warrant Liability

We account for our warrants in accordance with U.S. GAAP which defines how freestanding contracts that are indexed to and potentially settled in a company’s own stock should be measured and classified. Authoritative accounting guidance prescribes that only warrants issued by us under contracts that cannot be net-cash settled, and are both indexed to and settled in our common stock, can be classified as equity. As part of both our November 2008 and November 2009 financings, we issued warrants with five year terms to purchase 1,034,483 and 400,000 shares of our common stock at $23.00 and $15.00 per share, respectively. As part of our December 2011 financing, we issued Series A Warrants with a five year term to purchase 8,000,000 shares at $1.40 per share and Series B Warrants with a ninety trading day term to purchase 8,000,000 units at $1.25 per unit. Each unit underlying the Series B Warrants consisted of one share of our common stock and one Series A Warrant. In the first and second quarter of 2012, an aggregate of 2,700,000 Series B Warrants were exercised. For the exercise of these warrants, we issued 2,700,000 shares of our common stock and 2,700,000 Series A Warrants. The remaining 5,300,000 Series B Warrants expired unexercised by their terms on May 2, 2012. As terms of the warrants issued in 2008 and 2009, as well as the Series A and Series B Warrants, do not meet the specific conditions for equity classification, we are required to classify the fair value of these warrants as a liability, with subsequent changes in fair value to be recorded as income (loss) due to change in fair value of warrant liability. The fair value of the warrants issued in the 2008 and 2009 financings is determined using the Black-Scholes-Merton (Black-Scholes) option pricing model and the fair value of the Series A and Series B Warrants is determined using a Monte Carlo simulation model (see Note 9, “Warrant Liability”). The fair value is affected by changes in inputs to these models including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. The use of a Monte Carlo simulation model requires input of additional assumptions including the progress of our R&D programs and its affect on potential future financings. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability. The estimated fair value of our warrant liability at June 30, 2013, was approximately $8,277,000.

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

We acquired the operations of SCS on April 1, 2009, and have consolidated such operations since that date.

Revenue and Cost of Product Sales

Revenue for the three and six-month periods ended June 30, 2013, as compared with the same period in 2012, is summarized in the table below:

	Three months ended, June 30		Change in 2013 versus 2012		Six months ended, June 30		Change in 2013 versus 2012
	2013	2012	$	%	2013	2012	$	%
Revenue:
Licensing agreements, grants and other	$31,333	$38,085	$(6,752)	(18)%	$106,975	$410,762	$(303,787)	(74)%
Product sales	250,364	210,749	39,615	19%	458,922	482,108	(23,186)	(5)%

Total revenue	281,697	248,834	32,863	13%	565,897	892,870	(326,973)	(37)%
Cost of product sales	77,573	64,277	13,296	21%	144,414	136,236	8,178	6%

Gross profit	$204,124	$184,557	$19,567	11%	$421,483	$756,634	$(335,151)	(44)%

Second quarter ended June 30, 2013 versus second quarter ended June 30, 2012. Total revenue in the second quarter of 2013 was approximately $282,000, an increase of 13% compared to the second quarter of 2012. Revenue from product sales was approximately $250,000 in the second quarter of 2013, which was a 19% increase compared to the same period in 2012. This increase was primarily attributable to increased unit volumes in our SC Proven line of media and reagents. Licensing, grant and other revenue in the second quarter of 2013 totaled approximately $31,000, which was relatively flat compared to approximately $38,000 in the same period in 2012.

Six-month period ended June 30, 2013 versus six-month period ended June 30, 2012. Total revenue in the six-month period ended June 30, 2013 was approximately $566,000, which was 37% lower than total revenue of approximately $893,000 for the same period of 2012. The decrease was primarily attributable to lower licensing revenue in 2013. The six-month period of 2012 includes fees from a license agreement with genOway, under which we granted genOway a worldwide, exclusive license to our IRES technology for use in the development and commercialization of genetically engineered mice. In the six-month period ended 2013, revenue from product sales was approximately $459,000, which was 5% lower compared to the same period in 2012. This decrease was primarily attributable to lower unit volumes in our SC Proven line of media and reagents.

Operating Expenses

Operating expenses for the three and six-month periods ended June 30, 2013, as compared with the same period in 2012, is summarized in the table below:

	Three months ended, June 30		Change in 2013 versus 2012		Six months ended, June 30		Change in 2013 versus 2012
	2013	2012	$	%	2013	2012	$	%
Operating expenses:
Research & development	$4,804,890	$3,749,066	$1,055,824	28%	$9,368,780	$7,687,457	$1,681,323	22%
Selling, general & administrative	1,581,521	1,775,342	(193,821)	(11)%	3,469,278	3,699,667	(230,389)	(6)%
Wind-down expenses	38,978	9,902	29,076	294%	61,837	45,057	16,780	37%

Total operating expenses	$6,425,389	$5,534,310	$891,079	16%	$12,899,895	$11,432,181	$1,467,714	13%

Research and Development Expenses

Our R&D expenses consist primarily of salaries and related personnel expenses, costs associated with clinical trials and regulatory submissions, costs associated with preclinical activities such as toxicology studies, costs associated with cell processing and process development, certain patent-related costs such as licensing, facilities related costs such as allocated rent and operating expenses, depreciation, lab equipment and supplies. Clinical trial expenses include payments to vendors such as clinical research organizations, contract manufacturers, clinical trial sites, laboratories for testing clinical samples and consultants. Cumulative R&D costs incurred since we refocused our activities on developing cell-based therapeutics (fiscal years 2000 through the six months ended June 30, 2013) were approximately $177 million. Over this period, the majority of these cumulative costs were related to: (i) characterization of our proprietary HuCNS-SC cells, (ii) expenditures for toxicology and other preclinical studies, preparation and submission of applications to regulatory agencies to conduct clinical trials and obtaining regulatory clearance to initiate such trials, all with respect to our HuCNS-SC cells, (iii) preclinical studies and development of our human liver engrafting cells, (iv) costs associated with cell processing and process development, and (v) costs associated with our clinical studies.

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

Second quarter ended June 30, 2013 versus second quarter ended June 30, 2012. R&D expenses totaled approximately $4,805,000 in the second quarter of 2013 compared with $3,749,000 in the second quarter of 2012. The increase of 28%, or approximately $1,056,000, in 2013 compared to 2012, was primarily attributable to( i) an increase of approximately $743,000 primarily related to preclinical studies of our HuCNS-SC cells, (ii) an increase of approximately $126,000 in supplies primarily related to manufacturing, quality control and process development activities to support our ongoing clinical trials, (iii) an increase of approximately $107,000 in expenses related to our clinical studies, and (iv) an increase in other expenses of approximately $80,000.

Six-month period ended June 30, 2013 versus six-month period ended June 30, 2012. R&D expenses totaled approximately $9,369,000 in the six-month period ended June 30, 2013 compared with $7,687,000 for the same period in 2012. The increase of 22%, or approximately $1,681,000, in 2013 compared to 2012, was primarily attributable to i) an increase of approximately $1,150,000 primarily related to preclinical studies of our HuCNS-SC cells, (ii) an increase of approximately $305,000 in supplies primarily related to manufacturing, quality control and process development activities to support our ongoing clinical trials, (iii) an increase of approximately $83,000 in expenses related to our clinical studies, and (iv) an increase in other expenses of approximately $143,000.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses are primarily comprised of salaries, benefits and other staff related costs associated with sales and marketing, finance, legal, human resources, information technology, and other administrative personnel, allocated facilities and overhead costs, external legal and other external general and administrative services.

Second quarter ended June 30, 2013 versus second quarter ended June 30, 2012. SG&A expenses totaled approximately $1,582,000 in the second quarter of 2013 compared with approximately $1,775,000 in the second quarter of 2012. The decrease of approximately $194,000, or 11%, in 2013 compared to 2012, was primarily attributable to a decrease in external services.

Six-month period ended June 30, 2013 versus six-month period ended June 30, 2012. SG&A expenses totaled approximately $3,469,000 in the six-month period ended June 30, 2013 compared with approximately $3,700,000 for the same period in 2012. The decrease of approximately $230,000, or 6%, in 2013 compared to 2012, was primarily attributable to a decrease in external services.

Wind-down Expenses

In connection with our wind-down of our research and manufacturing operations in Lincoln, Rhode Island, and the relocation of our corporate headquarters and remaining research laboratories to California in October 1999, we provided a reserve for our exit cost obligation. The reserve was for the estimated costs of our former research and administrative facility in Lincoln, which we held on a lease that terminated on June 30, 2013. We periodically re-evaluated and adjusted the reserve after considering various factors such as our lease payments through to the end of the lease, operating expenses, the real estate market in Rhode Island, and estimated subtenant income based on actual and projected occupancy. The reserve was approximately $854,000 at December 31, 2012. In the first and second quarter of 2013, payments net of subtenant income of approximately $372,000 and $505,000 respectively were recorded against this reserve and approximately $23,000 and $39,000 respectively were expensed as additional wind-down expenses. We have closed this reserve as the lease and our related obligations terminated on June 30, 2013. See Note 6 “Wind-down expenses,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

Other Income (Expense)

Other income totaled approximately $353,000 in the second quarter of 2013 compared with other income of approximately $6,183,000 in the same period of 2012, and other income of approximately $193,000 for the six-month period ended June 30, 2013 compared with other income of approximately $1,280,000 for the six-month period ended June 30, 2012.

	Three months ended, June 30		Change in 2013 versus 2012		Six months ended, June 30		Change in 2013 versus 2012
	2013	2012	$	%	2013	2012	$	%
Other income (expense):
Change in fair value of warrant liability	$757,688	$6,205,957	$(5,448,269)	(88)%	$569,081	$1,264,780	$(695,699)	(55)%
Interest income	1,790	2,811	(1,021)	(36)%	8,636	7,021	1,615	23%
Interest expense	(392,855)	(14,175)	(378,680)	2,671%	(403,003)	(28,622)	(374,381)	1308%
Other income (expense), net	(14,040)	(11,318)	(2,722)	24%	18,569	36,451	(17,882)	(49)%

Total other income (expense), net	$352,583	$6,183,275	$(5,830,692)	(94)%	$193,283	$1,279,630	$(1,086,347)	(85)%

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

Interest Income

Interest income in the three and six-month period ended June 30, 2013 and 2012 were not significant due to low average yields.

Interest Expense

Interest expense increased by approximately $379,000 in the second quarter of 2013, and $374,000 for the six-month period ended June 30, 2013, when compared to the same periods in 2012. The increase is primarily attributable to interest due under a Loan Agreement with SVB. See Note 7 “Loan Payable,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

Other income (expense), net

Other expense for the second quarter of 2013 was relatively flat when compared to other expense for the same period in 2012. Expenses were primarily for state franchise taxes. Other income for the six-month period ended June 30, 2013, is primarily from a gain on sale of equipment of approximately $39,000. Other income for the similar period in 2012 includes approximately $63,000 of R&D tax credits received by our wholly-owned subsidiary Stem Cell Sciences (U.K.) Ltd. The above income was offset by other expenses primarily related to state franchise taxes.

Liquidity and Capital Resources

Since our inception, we have financed our operations through the sale of common and preferred stock, the issuance of long-term debt and capitalized lease obligations, revenue from collaborative agreements, research grants, license fees, and interest income.

	June 30, 2013	December 31, 2012	Change
			$	%
Cash and cash equivalents	$22,752,895	$8,471,275	$14,281,620	169%

In summary, our cash flows were:

	Six months ended June 30,		Change in 2013 versus 2012
	2013	2012	$	%
Net cash used in operating activities	$(10,430,088)	$(10,715,052)	$284,964	(3)%
Net cash provided by investing activities	$9,994,467	$1,565,919	$8,428,548	538%
Net cash provided by financing activities	$14,723,836	$3,053,858	$11,669,978	382%

Net Cash Used in Operating Activities

Net cash used in operating activities in the six-month period ended June 30, 2013 decreased by approximately $285,000, or 3%, when compared to the same period of 2012. Cash used in operating activities is primarily driven by our net loss as adjusted for non-cash charges and differences in the timing of operating cash flows.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities increased by approximately $8,429,000, or 538%, from 2012 to 2013. The increase was primarily attributable to an increase in net maturities of short-term marketable debt securities of approximately $10,893,000 offset by an increase in net capital expenditures of approximately $2,464,000. The increase in capital expenditures was primarily attributable to leasehold improvements related to our new leased facility in Sunnyvale, California.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the six-month period ended June 30, 2013 increased by approximately $11,670,000, or 382%, compared to the same period in 2012.

For the six months ended June 30, 2013, we had the following significant financing transactions:

•

In April 2013, we entered into a Loan Agreement with SVB and received loan proceeds of $9,900,000, net of a $100,000 cash discount. The loan has a three-year term and bears interest at an annual rate of 6%. We incurred loan issuance costs of approximately $117,000 and there is also a final $1,000,000 fee payment at the end of the term.

•

Sale of 1,021,074 shares of our common stock at an average price of $2.02 per share for gross proceeds of approximately $2,068,000. These sales were made under the 2012 amended sales agreement and the sales agent is paid compensation up to 3% of gross proceeds pursuant to the terms of the agreement. The shares were offered under our shelf registration statement previously filed with, and declared effective by, the SEC.

•

In June 2013, we entered into an agreement with an institutional investor, under which we have the right to sell up to $30.0 million of common stock to the institutional investor. Under the terms of the agreement, we immediately sold 1,645,639 in shares of our common stock to the institutional investor at a purchase price of $1.823 per share, and received gross proceeds of $3.0 million. In consideration for entering into the agreement, we issued 329,131 shares of our common stock to the institutional investor. We will not receive any cash proceeds from the issuance of these 329,131 shares. Under this agreement, we have the right for a period of three years and at our sole discretion, to sell additional amounts up to $27.0 million of common stock to the institutional investor subject to certain limitations. The agreement may be terminated by us at any time without any cost or penalty. No warrants will be issued in connection with this transaction. All shares sold or to be sold are offered under our shelf registration statement previously filed with, and declared effective by, the SEC.

For the six months ended June 30, 2012, an aggregate of 1,800,000 Series B Warrants were exercised and we received gross proceeds of $2,250,000. These warrants were issued as part of our December 2011 financing. For the exercise of these warrants, we issued 1,800,000 shares of our common stock and 1,800,000 Series A Warrants. The Series A Warrants have an initial exercise price of $1.40 per share and will expire in December 2016.

In July 2013, we received approximately $3.8 million as the initial disbursement of the loan provided under the CIRM Loan Agreement.

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

We intend to pursue opportunities to obtain additional financing in the future through equity and debt financings, grants and collaborative research arrangements. In November 2010, we filed with the SEC, and the SEC declared effective, a universal shelf registration statement which permits us to issue up to $100 million worth of registered debt and equity securities. As of July 31, 2013, we had approximately $34 million under this universal shelf registration statement available for issuing debt or equity securities. Under this effective shelf registration, we have the flexibility to issue registered securities, from time to time, in one or more separate offerings or other transactions with the size, price and terms to be determined at the time of issuance. Registered securities issued using this shelf may be used to raise additional capital to fund our working capital and other corporate needs, for future acquisitions of assets, programs or businesses, and for other corporate purposes.

In June 2009, we entered into the 2009 sales agreement pursuant to which we had the option to sell up to $30 million of our common stock, from time to time, in at-the-market offerings. Between June 2009 and November 2012, we sold common stock under the sales agreement worth approximately $26.7 million. In December 2012, we amended the 2009 sales agreement (2012 amended sales agreement) to, among other things, raise the dollar amount of shares available to sell under the agreement back to $30 million. As of July 31, 2013, we sold common stock worth approximately $2,068,000 under the 2012 amended sales agreement. The sales agreement, as amended, has been filed with the SEC.

The source, timing and availability of any future financing will depend principally upon market conditions, interest rates and, more specifically, on our progress in our exploratory, preclinical and future clinical development programs. Funding may not be available when needed — at all, or on terms acceptable to us. Lack of necessary funds may require us, among other things, to delay, scale back or eliminate some or all of our research and product development programs, planned clinical trials, and/or our capital expenditures or to license our potential products or technologies to third parties. In addition, any decline in economic activity or deterioration of the credit and capital markets, could have an adverse impact on potential sources of future financing.

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

In December 2010, we entered into a commercial lease agreement with BMR-Gateway Boulevard LLC (BMR), as landlord, for approximately 43,000 square feet of office and research space at BMR’s Pacific Research Center in Newark, California. The initial term of the lease is approximately eleven and one-half years and includes escalating rent payments which we recognize as lease operating expense on a straight-line basis. We will pay approximately $17,869,000 in aggregate as rent over the term of the lease to BMR. Deferred rent for this facility was approximately $1,420,000 as of June 30, 2013, and approximately $1,389,000 as of December 31, 2012.

In March 2013, we entered into a commercial lease agreement with Prologis, L.P. (Prologis), as landlord, for approximately 18,700 square feet of office and research space in Sunnyvale, California. The facility is for operations that support our clinical development activities. The initial term of the lease is ten years and includes escalating rent payments which we recognize as lease operating expense on a straight-line basis. We will pay approximately $3,497,000 in aggregate rent over the term of the lease. As part of the lease, Prologis has agreed to provide us financial allowances to build initial tenant improvements, subject to customary terms and conditions relating to landlord-funded tenant improvements. The tenant improvements are recorded as leasehold improvement assets and amortized over the term of the lease. The financial allowances are treated as a lease incentive and recorded as deferred rent which is amortized as reductions to lease expense over the lease term. Deferred rent for this facility was approximately $361,000 as of June 30, 2013.

Operating Leases — Rhode Island

We entered into a fifteen-year lease agreement for a scientific and administrative facility (SAF) in Rhode Island in connection with a sale and leaseback arrangement in 1997. The lease term expired on June 30, 2013. For the year 2013, we paid approximately $1,165,000 in operating lease payments and operating expenses net of sub-tenant income.

Operating Leases — United Kingdom

In January 2011, we amended the existing lease agreements of our wholly-owned subsidiary, Stem Cell Sciences (U.K.) Ltd, effectively reducing our leased space from approximately 5,000 square feet to approximately 1,900 square feet of office and lab space. The lease by its terms was extended to September 30, 2013. We expect to pay approximately $60,000 as rental payments under the existing lease for 2013. StemCells, Inc. is the guarantor of Stem Cell Sciences (U.K.) Ltd’s obligations under the existing lease.

With the exception of the leases discussed above, we have not entered into any off balance sheet financial arrangements and have not established any special purpose entities. We have not guaranteed any debts or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations

In the table below, we set forth our legally binding and enforceable contractual cash obligations at June 30, 2013:

	Total Obligations at June 30, 2013	Payable in (July to December) 2013	Payable in 2014	Payable in 2015	Payable in 2016	Payable in 2017	Payable in 2018 and Beyond
Operating lease payments(1)	$18,992,019	$987,349	$1,851,118	$1,912,217	$1,968,459	$2,014,706	$10,258,170
Capital lease payment (equipment)	17,502	4,039	8,078	5,385	—	—	—
Loan Payable (principal & interest)(2)	11,060,087	975,339	4,322,035	4,322,035	1,440,678	—	—
Bonds Payable (principal & interest)(3)	254,836	117,984	136,852	—	—	—	—

Total contractual cash obligations	$30,324,444	$2,084,711	$6,318,083	$6,239,637	$3,409,137	$2,014,706	$10,258,170

(1)	See Note 8, “Commitments and Contingencies” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.
(2)	See Note 7, “Loan Payable” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.
(3)	See Note 8, “Commitments and Contingencies” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

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

We do not have any material unconditional purchase obligations or commercial commitments related to capital expenditures, clinical development, clinical manufacturing, or other external services contracts at June 30, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks at June 30, 2013 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2012 on file with the U.S. Securities and Exchange Commission.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 31.1 —	Certification of Martin McGlynn under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 —	Certification of Rodney K. B. Young under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 —	Certification of Martin McGlynn Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 —	Certification of Rodney K. B. Young Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.1 —	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. (****)

****	Pursuant to Rule 406T of Regulation S-T, the XBRL files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEMCELLS, INC. (name of Registrant)

August 7, 2013

/s/ Rodney K. B. Young
Rodney K. B. Young
Chief Financial Officer

Exhibit Index

Exhibit 31.1 —	Certification of Martin McGlynn under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 —	Certification of Rodney K. B. Young under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 —	Certification of Martin McGlynn Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 —	Certification of Rodney K. B. Young Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.1 —	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. (****)

****	Pursuant to Rule 406T of Regulation S-T, the XBRL files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.