Form 10-K/A
period 2012-12-31
STEMCELLS INC
filed 2013-10-11
CIK 883975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 2)

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

Common stock outstanding at October 4, 2013: 54,971,174 shares.

Documents incorporated by reference:

None

Year 2012 Form 10-K/A Annual Report

EXPLANATORY NOTE

StemCells, Inc. (the “Company”) is filing this Amendment No. 2 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Form 10-K”) in response to comments received from the Securities and Exchange Commission (the “SEC”) regarding a request for confidential treatment of certain portions of Exhibit 10.34 (Loan and Security Agreement (the “Security Agreement”)), dated as of April 8, 2013, between the Company and Silicon Valley Bank (“SVB”), Exhibit 10.35 (Loan Agreement (the “Loan Agreement”)), dated as of April 9, 2013 between the Company and the California Institute for Regenerative Medicine (“CIRM”) and Exhibit 10.36 (Notice of Loan Award (the “Notice”)), dated as of April 10, 2013, between the Company and CIRM, each originally filed with Amendment No. 1 to the Form 10-K.

In response to SEC comments, this Amendment is being filed solely to file revised Exhibits 10.34, 10.35 and 10.36 to disclose such additional information in the Security Agreement, Loan Agreement and Notice as agreed upon with the SEC. Certain portions of Exhibits 10.34, 10.35, and 10.36 remain omitted in accordance with a request for confidential treatment that the Company has submitted to the SEC.

Each of Exhibits 10.34, 10.35 and 10.36 filed with this Amendment supersedes in its entirety the version of Exhibits 10.34, 10.35 and 10.36, respectively, previously filed with the Form 10-K.

This amendment does not affect any other items in our Original Report. Because no financial statements are contained in this amendment, we are not including certifications under section 906 of the Sarbanes-Oxley Act of 2002.

Item description
Part IV
Page
Item 15.	Exhibits and Financial Statement Schedules	3
Exhibit 10.34
Exhibit 10.35
Exhibit 10.36
Exhibit 31.5
Exhibit 31.6

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

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) Exhibits

The documents set forth below are filed herewith or incorporated by reference to the location indicated.

Exhibit No.	Title or Description

3.1	Restated Certificate of Incorporation of the Registrant(1)

3.2	Amended and Restated By-Laws of the Registrant(2)

4.1	Specimen Common Stock Certificate(3)

4.2	Form of Warrant Certificate issued to certain purchasers of the Registrant’s common stock in November 2008(4)

4.3	Form of Warrant Certificate issued to certain purchasers of the Registrant’s common stock in November 2009(5)

4.4	Form of Series A Warrant issued to certain purchasers of the Registrant’s common stock in December 2011(6)

10.1	Form of at-will Employment Agreement between the Registrant and most of its employees(7)

10.2	Form of Agreement for Consulting Services between the Registrant and the members of its Scientific Advisory Board(8)

10.3 #	Cytotherapeutics, Inc. 1992 Equity Incentive Plan(8)

10.4 #	1992 Stock Option Plan for Non-Employee Directors(8)

10.5	Lease Agreement, dated as of August 1, 1992, between the Registrant and the Rhode Island Industrial Facilities Corporation(9)

10.6	First Amendment to Lease Agreement, dated as of September 15, 1994, between Registrant and the Rhode Island Industrial Facilities Corporation(9)

10.7	Lease Agreement, dated as of November 21, 1997, by and between Hub RI Properties Trust, as Landlord, and CytoTherapeutics, Inc., as Tenant(10)

10.8	Consulting Agreement, dated as of September 25, 1997, between Dr. Irving Weissman and the Registrant(11)

10.9	StemCells, Inc. 1996 Stock Option Plan(12)

10.10 #	1997 StemCells Research Stock Option Plan (the “1997 Plan”)(12)

10.11 #	Form of Performance-Based Incentive Option Agreement issued under the 1997 Plan(12)

10.12	License Agreement, dated April 1, 1997, by and among Registrant, NeuroSpheres Ltd. and NeuroSpheres Holdings Ltd. (the “1997 NeuroSpheres license agreement”)(13)

10.13 &	License Agreement, dated as of October 30, 2000, between the Registrant and NeuroSpheres Holdings Ltd. (the “2000 NeuroSpheres license agreement”)(14)

10.14 #	Letter Agreement, dated January 2, 2001, between the Registrant and Martin McGlynn(15)

10.15 #	2001 Equity Incentive Plan(16)

10.16 #	StemCells, Inc. Amended and Restated 2004 Equity Incentive Plan(17)

Exhibit No.	Title or Description

10.17 &	License Agreement, dated as of July 1, 2005, between the Registrant and ReNeuron Limited(18)

10.18 #	Letter Agreement, effective as of September 6, 2005, between the Registrant and Rodney K.B. Young(19)

10.19	Side Letter, dated October 30, 2000, between the Registrant and NeuroSpheres Ltd. regarding the 1997 and 2000 NeuroSpheres license agreements(14)

10.20	Side Letter, dated March 21, 2002, between the Registrant and NeuroSpheres Ltd. and NeuroSpheres Holdings Ltd. regarding the 2000 NeuroSpheres license agreement(21)

10.21	Side Letter, dated July 2, 2003, between the Registrant and NeuroSpheres Ltd. and NeuroSpheres Holdings Ltd. regarding the 2000 NeuroSpheres license agreement(21)

10.22 &	Side Letter, dated March 9, 2005, between the Registrant and NeuroSpheres Ltd. and NeuroSpheres Holdings Ltd. regarding the 2000 NeuroSpheres license agreement(21)

10.23	Indemnification Agreement, dated July 9, 2008, between the Registrant and NeuroSpheres Holdings, Ltd.(20)

10.24 #	Letter Agreement, effective as of February 2, 1998, between the Registrant and Ann Tsukamoto(21)

10.25 #	Memorandum of Agreement, effective as of July 17, 2000, between the Registrant and Ann Tsukamoto(21)

10.26 #	Letter Agreement, effective as of July 24, 2008, between the Registrant and Stewart Craig(21)

10.27 #	Letter Agreement, effective as of February 2, 2007, between the Registrant and Kenneth B. Stratton(21)

10.28 #	Letter Agreement, effective as of August 6, 2009, between the Registrant and Kenneth B. Stratton(21)

10.29 &	License Agreement, dated as of January 31, 2006, between Stem Cell Sciences (Australia) Pty Limited and The University of Edinburgh(21)

10.30	Lease agreement, dated December 2, 2010, between the Registrant and BMR-Gateway Boulevard LLC(22)

10.31 #	StemCells, Inc. Director’s Fee Plan(23)

10.32 #	Form of equity award under Registrant’s 2012 Commencement Incentive Plan(24)

10.33 #	Amended and Restated 2006 Equity Incentive Plan of StemCells, Inc.(25)

10.34 & *	Loan and Security Agreement, dated April 8, 2013, between the Registrant and Silicon Valley Bank

10.35 & *	Loan Agreement, dated April 9, 2013, between the Registrant and the California Institute for Regenerative Medicine

10.36 & *	Notice of Loan Award, effective as of April 10, 2013, between the Registrant and the California Institute for Regenerative Medicine

21	Subsidiaries of the Registrant(21)

23.1**	Consent of Grant Thornton, LLP, Independent Registered Public Accounting Firm

31.1**	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Martin McGlynn, Chief Executive Officer)

Exhibit No.	Title or Description

31.2**	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rodney K.B. Young, Chief Financial Officer)

31.3**	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Martin McGlynn, Chief Executive Officer)

31.4**	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rodney K.B. Young, Chief Financial Officer)

31.5*	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Martin McGlynn, Chief Executive Officer)

31.6*	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rodney K.B. Young, Chief Financial Officer)

32.1***	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Martin McGlynn, Chief Executive Officer)

32.2***	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rodney K.B. Young, Chief Financial Officer)

101.1**	The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

#	Indicates management compensatory plan, contract or arrangement.
&	Confidential treatment requested as to certain portions. Material has been omitted and separately filed with the Commission.
*	Filed herewith.
**	Previously filed.
***	Previously furnished.
(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and filed on March 15, 2007.
(2)	Incorporated by reference to the Registrant’s current report on Form 8-K filed on May 7, 2007.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-151891.
(4)	Incorporated by reference to the Registrant’s current report on Form 8-K filed on November 12, 2008.
(5)	Incorporated by reference to the Registrant’s current report on Form 8-K filed on October 28, 2009.
(6)	Incorporated by reference to the Registrant’s current report on Form 8-K filed on December 16, 2011.
(7)	Incorporated by reference to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2008 and filed on March 16, 2009.
(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 33-45739.
(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 33-85494.
(10)	Incorporated by reference to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 1997 and filed on March 30, 1998.
(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and filed on November 14, 1997.
(12)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, File No. 333-37313.
(13)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005 and filed on March 22, 2006.
(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and filed on April 2, 2001.
(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

(16)	Incorporated by reference to the Registrant’s definitive proxy statement filed May 1, 2001.
(17)	Incorporated by reference to the Registrants Registration Statement on Form S-8, File No. 333-118263.
(18)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(19)	Incorporated by reference to the Registrant’s current report on Form 8-K filed on September 7, 2005.
(20)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(21)	Incorporated by reference to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2009 and filed on March 11, 2010.
(22)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and filed on March 11, 2011.
(23)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and filed on March 15, 2012.
(24)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, File No. 333-183712.
(25)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, File No. 333-144747.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No.2 to be signed on its behalf by the undersigned, thereunto duly authorized.

STEMCELLS, INC.

By:	/s/ Martin McGlynn
Martin McGlynn
PRESIDENT AND CHIEF EXECUTIVE OFFICER

Dated: October 11, 2013