Form 10-Q
period 2013-09-30
STEMCELLS INC
filed 2013-11-05
CIK 883975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2013

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

At November 1, 2013, there were 54,971,174 shares of Common Stock, $.01 par value, issued and outstanding.

STEMCELLS, INC.

NOTE REGARDING REFERENCES TO US AND OUR COMMON STOCK

Throughout this Form 10-Q, the words “we,” “us,” “our,” and “StemCells” refer to StemCells, Inc., including our directly and indirectly wholly-owned subsidiaries. “Common stock” refers to the common stock, $.01 par value, of StemCells, Inc.

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STEMCELLS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$20,955,293	$8,471,275
Marketable securities, current	—	13,900,678
Trade receivables	125,487	110,159
Other receivables	491,556	200,788
Prepaid assets	464,464	537,590
Deferred financing costs, current	51,808	—
Other assets, current	110,615	820,827

Total current assets	22,199,223	24,041,317
Property, plant and equipment, net	5,438,659	1,375,329
Deferred financing costs, non-current	32,571	—
Other assets, non-current	999,776	947,301
Goodwill	1,973,302	1,983,426
Other intangible assets, net	1,673,051	1,822,904

Total assets	$32,316,582	$30,170,277

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,860,544	$999,365
Accrued expenses and other current liabilities	2,303,506	2,707,441
Accrued wind-down expenses, current	—	1,102,762
Deferred revenue, current	67,588	74,426
Capital lease obligation, current	20,936	6,888
Deferred rent, current	28,050	—
Loan payable net of discount, current	3,602,972	—
Bonds payable, current	178,750	206,250

Total current liabilities	8,062,346	5,097,132
Bonds payable, non-current	—	125,000
Capital lease obligations, non-current	34,896	12,646
Loan payable net of discount, non-current	9,865,375	—
Fair value of warrant liability	8,420,954	9,265,365
Deposits and other long-term liabilities	512,320	216,439
Deferred rent, non-current	1,792,683	1,389,342
Deferred revenue, non-current	67,116	79,736

Total liabilities	28,755,690	16,185,660
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.01 par value; 75,000,000 shares authorized; issued and outstanding 42,044,839 at September 30, 2013 and 37,506,305 at December 31, 2012	420,449	375,063
Additional paid-in capital	383,537,795	374,507,552
Accumulated deficit	(380,567,957)	(361,091,175)
Accumulated other comprehensive income	170,605	193,177

Total stockholders’ equity	3,560,892	13,984,617

Total liabilities and stockholders’ equity	$32,316,582	$30,170,277

See Notes to Condensed Consolidated Financial Statements.

STEMCELLS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue:
Revenue from licensing agreements, grants and other	$52,798	$60,739	$159,773	$471,501
Revenue from product sales	271,994	203,256	730,916	685,364

Total revenue	324,792	263,995	890,689	1,156,865
Cost of product sales	85,743	71,891	230,157	208,127

Gross profit	239,049	192,104	660,532	948,738
Operating expenses:
Research and development	5,184,365	3,478,142	14,553,145	11,165,599
Selling, general and administrative	1,710,749	1,636,438	5,180,027	5,336,105
Wind-down expenses	—	154,742	61,837	199,799

Total operating expenses	6,895,114	5,269,322	19,795,009	16,701,503

Loss from operations	(6,656,065)	(5,077,218)	(19,134,477)	(15,752,765)
Other income (expense):
Change in fair value of warrant liability	(143,511)	(11,239,465)	425,570	(9,974,685)
Interest income	136	2,372	8,772	9,393
Interest expense	(382,119)	(11,392)	(785,122)	(40,014)
Other income (expense), net	(10,094)	(11,087)	8,475	25,364

Total other expense, net	(535,588)	(11,259,572)	(342,305)	(9,979,942)

Net loss	$(7,191,653)	$(16,336,790)	$(19,476,782)	$(25,732,707)

Basic and diluted net loss per share	$(0.17)	$(0.54)	$(0.49)	$(0.99)
Weighted average number of common shares outstanding, basic and diluted	41,402,717	30,168,475	39,787,527	25,992,764

See Notes to Condensed Consolidated Financial Statements.

STEMCELLS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net loss	$(7,191,653)	$(16,336,790)	$(19,476,782)	$(25,732,707)
Other comprehensive income (loss)
Foreign currency translation adjustments	206,120	98,706	(23,928)	125,854
Unrealized gains (losses) on marketable securities	(425)	587	1,356	3,210

Other comprehensive income (loss)	205,695	99,293	(22,572)	129,064

Comprehensive loss	$(6,985,958)	$(16,237,497)	$(19,499,354)	$(25,603,643)

See Notes to Condensed Consolidated Financial Statements.

STEMCELLS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(19,476,782)	$(25,732,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	730,504	759,527
Stock-based compensation	2,033,228	2,227,145
Amortization of debt discount and issuance costs	509,069	—
Gain on disposal of fixed assets	(34,946)	—
Change in fair value of warrant liability	(425,570)	9,974,685
Changes in operating assets and liabilities:
Accrued interest and other receivables	(364,940)	19,432
Trade receivables	57,569	(40,584)
Prepaid and other current assets	782,745	170,667
Other assets, non-current	(52,474)	32,926
Accounts payable and accrued expenses	499,935	(1,613,123)
Accrued wind-down expenses	(1,102,762)	(817,110)
Deferred revenue	(19,146)	(665)
Deferred rent	431,390	69,997

Net cash used in operating activities	(16,432,180)	(14,949,810)
Cash flows from investing activities:
Purchase of marketable securities	(527,967)	(8,109,933)
Proceeds from the maturity of marketable securities	14,430,000	5,362,000
Purchases of property, plant and equipment	(4,556,406)	(19,729)
Proceeds from sale of property, plant and equipment	38,500	—
Acquisition of other assets	(100,000)	—

Net cash provided by (used in) investing activities	9,284,127	(2,767,662)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	6,115,442	16,196,587
Proceeds from the exercise of stock options	2,809	—
Proceeds from the exercise of warrants, net of issuance costs	460,097	4,153,584
Proceeds from loan payable, net of issuance costs	13,558,358	—
Payments related to net share issuance of stock based awards	(342,366)	(59,090)
Repayment of capital lease obligations	(7,302)	(18,521)
Repayment of bonds payable	(152,500)	(141,250)

Net cash provided by financing activities	19,634,538	20,131,310

Increase in cash and cash equivalents	12,486,485	2,413,838
Effects of foreign exchange rate changes on cash	(2,467)	(12,411)
Cash and cash equivalents, beginning of period	8,471,275	13,311,261

Cash and cash equivalents, end of period	$20,955,293	$15,712,688

Supplemental disclosure of cash flow information:
Interest paid	$271,054	$40,114
Supplemental schedule of non-cash investing and financing activities:
Fair value of 329,131 shares issued as consideration under an equity financing agreement[1]	$600,006	$—
Stock issued for an option agreement[2]	$—	$50,000
Equipment acquired under a capital lease[3]	$43,600	$21,721

See Notes to Condensed Consolidated Financial Statements.

[1]

In June 2013, we entered into an agreement with an institutional investor, under which we have the right to sell up to $30.0 million of common stock to the institutional investor. In consideration for entering into the agreement, we issued 329,131 shares of our common stock to the institutional investor. We will not receive any cash proceeds from the issuance of these 329,131 shares. All shares sold or to be sold under this agreement are offered under our shelf registration statement previously filed with, and declared effective by, the SEC. In October 2013, we terminated the agreement without any cost or penalty.

[2]

In September 2012, we issued 24,753 shares of restricted common stock under the terms of an agreement with a developer of biological materials in return for certain product rights including an exclusive right of first offer to commercialize the developer’s products as may be developed on or before April 18, 2017.

[3]	Represents the present value of future minimum capital lease payments for equipment leased.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2013 and 2012

Note 1. Summary of Significant Accounting Policies

Nature of Business.

StemCells, Inc., a Delaware corporation, is a biopharmaceutical company that operates in one segment, the research, development, and commercialization of stem cell therapeutics and related technologies.

The accompanying financial data as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted pursuant to these rules and regulations. The December 31, 2012 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. However, we believe that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

We have incurred significant operating losses since inception. We expect to incur additional operating losses over the foreseeable future. We have very limited liquidity and capital resources and must obtain significant additional capital and other resources in order to provide funding for our product development efforts, the acquisition of technologies, businesses and intellectual property rights, preclinical and clinical testing of our products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities, selling, general and administrative expenses and other working capital requirements. We rely on our cash reserves, proceeds from equity and debt offerings, credit facilities, proceeds from the transfer or sale of intellectual property rights, equipment, facilities or investments, government grants and funding from collaborative arrangements, to fund our operations. If we exhaust our cash reserves and are unable to obtain adequate financing, we may be unable to meet our operating obligations and we may be required to initiate bankruptcy proceedings. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

If the estimated fair value of a security is below its carrying value, we evaluate whether we have the intent and ability to retain our investment for a period of time sufficient to allow for any anticipated recovery to the cost of the investment, and whether evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Other-than-temporary declines in estimated fair value of all marketable securities are charged to “Other income (expense), net” in the accompanying condensed consolidated statements of operations. No such impairment was recognized during the three and nine months ended September 30, 2013 or 2012.

Trade and Other Receivables

Our receivables generally consist of interest income on our financial instruments, revenue from licensing agreements and grants, and revenue from product sales.

Warrant Liability

We account for our warrants in accordance with U.S. GAAP which defines how freestanding contracts that are indexed to and potentially settled in a company’s own stock should be measured and classified. Authoritative accounting guidance prescribes that only warrants issued by us under contracts that cannot be net-cash settled, and are both indexed to and settled in our common stock, can be classified as equity. As part of both our November 2008 and November 2009 financings, we issued warrants with five year terms to purchase 1,034,483 and 400,000 shares of our common stock at $23.00 and $15.00 per share, respectively. As part of our December 2011 financing, we issued Series A Warrants with a five year term to purchase 8,000,000 shares at $1.40 per share and Series B Warrants with a ninety trading day term to purchase 8,000,000 units at $1.25 per unit. Each unit underlying the Series B Warrants consisted of one share of our common stock and one Series A Warrant. In the first and second quarter of 2012, an aggregate of 2,700,000 Series B Warrants were exercised. For the exercise of these warrants, we issued 2,700,000 shares of our common stock and 2,700,000 Series A Warrants. The remaining 5,300,000 Series B Warrants expired unexercised by their terms on May 2, 2012. As terms of the warrants issued in 2008 and 2009, as well as the Series A and Series B Warrants, do not meet the specific conditions for equity classification, we are required to classify the fair value of these warrants as a liability, with subsequent changes in fair value to be recorded as income (loss) due to change in fair value of warrant liability. The fair value of the warrants issued in the 2008 and 2009 financings is determined using the Black-Scholes-Merton (Black-Scholes) option pricing model and the fair value of the Series A and Series B Warrants is determined using a Monte Carlo simulation model (see Note 9, “Warrant Liability”). The fair value is affected by changes in inputs to these models including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. The use of a Monte Carlo simulation model requires input of additional assumptions including the progress of our R&D programs and its affect on potential future financings. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability. The estimated fair value of our warrant liability at September 30, 2013, was approximately $8,421,000.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net loss	$(7,191,653)	$(16,336,790)	$(19,476,782)	$(25,732,707)
Weighted average shares outstanding used to compute basic and diluted net income or loss per share	41,402,717	30,168,475	39,787,527	25,992,764
Basic and diluted net loss per share	$(0.17)	$(0.54)	$(0.49)	$(0.99)

The following outstanding potentially dilutive securities were excluded from the computation of diluted net income or loss per share because the effect would have been anti-dilutive as of September 30:

	2013	2012
Options	431,558	474,917
Restricted stock units	3,336,282	1,516,199
Warrants	9,894,909	10,689,083

Total	13,662,749	12,680,199

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income or loss and other comprehensive income or loss (OCL). OCL includes certain changes in stockholders’ equity that are excluded from net income or loss. Specifically, we include in OCL changes in unrealized gains and losses on our marketable securities and unrealized gains and losses on foreign currency translations. Accumulated other comprehensive income was $170,605, as of September 30, 2013, and accumulated other comprehensive income was $193,177, as of December 31, 2012.

Note 2. Financial Instruments

The following table summarizes the fair value of our cash, cash equivalents and available-for-sale marketable securities held in our current investment portfolio:

	Amortized Cost	Gross Unrealized (Losses)	Fair Value
September 30, 2013
Cash	$377,695	$—	$377,695
Cash equivalents	20,577,598	—	20,577,598

Total cash, cash equivalents, and marketable securities	$20,955,293	$—	$20,955,293

December 31, 2012
Cash	$254,267	$—	$254,267
Cash equivalents	8,217,259	(252)	8,217,007
Marketable debt securities, current	13,901,782	(1,104)	13,900,678

Total cash, cash equivalents, and marketable securities	$22,373,308	$(1,356)	$22,371,952

At September 30, 2013, our investments in money market accounts are through a money market fund that invests in high quality, short-term money market instruments which are classified as cash equivalents in the accompanying Consolidated Balance Sheet due to their short maturities. The investment seeks to provide the highest possible level of current income while still maintaining liquidity and preserving capital. From time to time, we carry cash balances in excess of federally insured limits. Our cash balance at September 30, 2013 includes approximately $114,000 held by our U.K. subsidiary.

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

The following table presents financial assets and liabilities measured at fair value as of September 30, 2013:

	Fair Value Measurement at Report Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	As of September 30, 2013
Financial assets:
Cash equivalents:
Money market funds	$377,695	$—	$—	$377,695
U.S. Treasury debt obligations	20,577,598	—	—	20,577,598

Total financial assets	$20,955,293	$—	$—	$20,955,293

Financial liabilities:
Bond obligation	$—	$178,750	$—	$178,750
Loan payable net of discounts	—	—	13,468,348	13,468,348
Warrant liabilities	—	15,260	8,405,694	8,420,954

Total financial liabilities	$—	$194,010	$21,874,042	$22,068,052

Level 2 Reconciliation

The following table presents a roll forward for financial assets and liabilities measured at fair value using significant other observable inputs (Level 2) for 2013:

	Level 2 Beginning Balance 12/31/12 $	Net transfers (to) from Level 1 $	Change included in earnings $	Settled $	Level 2 Ending Balance 09/30/13 $
Marketable securities	13,900,678	(13,900,678)	—	—	—
Bond obligation	331,250	—	—	(152,500)	178,750
Warrant liabilities	107,968	—	(92,708)	—	15,260

Transfers from Level 2 to Level 1 are maturities of short term marketable debt securities into cash and cash equivalents.

Level 3 Reconciliation

The following table presents a roll forward for liabilities measured at fair value using significant unobservable inputs (Level 3) for 2013.

Warrant Liabilities
Balance at December 31, 2012	$9,157,397
Less fair value of warrants exercised	(418,841)
Add change in fair value of warrants	(332,862)

Balance at September 30, 2013	$8,405,694

Loan payable net of discounts
Loan proceeds	$13,820,264
Less discount	(487,576)
Add amortization of discount	135,660

Balance at September 30, 2013	$13,468,348

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

The following table presents changes in goodwill:

Balance as of December 31, 2012	$1,983,426
Foreign currency translation	(10,124)

Balance as of September 30, 2013	$1,973,302

The components of our other intangible assets at September 30, 2013 are summarized below:

Other Intangible Asset Class	Cost	Additions	Impairment	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Weighted- Average Amortization Period
Customer relationships and developed technology	$1,310,000	$—	$—	$(829,204)	$142,683	$623,479	8.0 years
In-process research and development	1,340,000	—	(654,961)	(270,687)	133,300	547,652	Indefinite
Trade name	310,000	—	—	(102,118)	35,913	243,795	15.0 years
Patents	979,612	64,000	—	(785,487)	—	258,125	16.0 years

Total other intangible assets	$3,939,612	$64,000	$(654,961)	$(1,987,496)	$311,896	$1,673,051	12.2 years

Amortization expense was approximately $66,000 in the third quarter of 2013.

The expected future annual amortization expense for each of the next five years based on current balances of our intangible assets is approximately as follows:

For the year ending December 31:
2013	$289,000
2014	$275,000
2015	$275,000
2016	$267,000
2017	$247,000

Note 5. Stock-Based Compensation

We currently grant stock-based compensation under two equity incentive plans approved by the Company’s stockholders and one plan adopted in 2012 pursuant to NASDAQ Listing Rule 5635(c)(4) concerning inducement grants for new employees (our “2012 Commencement Incentive Plan”). As of September 30, 2013, we had 2,601,389 shares available to grant under the above mentioned plans. At our annual stockholders meeting held on June 12, 2007, our stockholders approved an amendment to our 2006 Equity Incentive Plan to provide for an annual increase in the number of shares of common stock available for issuance under the plan each January 1 (beginning January 1, 2008) equal to 4% of the outstanding common shares as of that date. The amendment further provided an aggregate limit of 3,000,000 shares issuable pursuant to incentive stock option awards under the plan. Under the two stockholder-approved plans we may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, 401(k) Plan employer match in form of shares and performance-based shares to our employees, directors and consultants, at prices determined by our Board of Directors. Incentive stock options may only be granted to employees under these plans with a grant price not less than the fair market value on the date of grant. Under our 2012 Commencement Inducement Plan, we may only award options, restricted stock units and other equity awards to newly hired employees and newly engaged directors, in each case as allowed by NASDAQ listing requirements.

Our stock-based compensation expense for the three and nine months ended September 30 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Research and development expense	$346,938	$314,393	$1,064,301	$966,570
Selling, general and administrative expense	250,067	452,760	968,927	1,260,575

Total stock-based compensation	$597,005	$767,153	$2,033,228	$2,227,145

Effect on basic and diluted net loss per share	$(0.01)	$(0.03)	$(0.05)	$(0.09)

As of September 30, 2013, we had approximately $4,767,000 of total unrecognized compensation expense related to unvested awards of stock options and restricted stock units granted under our various equity incentive plans that we expect to recognize over a weighted-average vesting period of 3.2 years.

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

A summary of our stock option activity for the three months ended September 30, 2013 is as follows:

	Number of options	Weighted-average exercise price ($) per share
Balance at June 30, 2013	440,126	19.85
Granted	—	—
Exercised	(723)	1.00
Cancelled	(7,845)	18.87

Outstanding options at September 30, 2013	431,558	19.90

A summary of changes in unvested options for the three months ended September 30, 2013 is as follows:

	Number of options	Weighted-average exercise price ($) per share	Weighted-average grant date fair value ($) per option
Unvested options at June 30, 2013	39,097	10.37	8.25
Granted	—	—	—
Vested	(10,374)	10.55	8.38
Cancelled	—	—	—

Unvested options at September 30, 2013	28,723	10.31	8.20

The estimated fair value of options vested was approximately $87,000 in the three months ended September 30, 2013.

Restricted Stock Units

We have granted restricted stock units (RSUs) to certain employees and members of the Board of Directors which entitle the holders to receive shares of our common stock upon vesting of the RSUs. The fair value of restricted stock units granted is based upon the market price of the underlying common stock as if it were vested and issued on the date of grant.

A summary of changes in our restricted stock units for the three months ended September 30, 2013 is as follows:

	Number of RSUs	Weighted-average grant date fair value ($) per RSU
Outstanding restricted stock units at June 30, 2013	3,350,616	1.70
Granted(1)	60,000	1.73
Vested and exercised	(30,334)	3.26
Cancelled	(44,000)	2.01

Outstanding restricted stock units at September 30, 2013	3,336,282	1.68

(1)	10,000 of these restricted stock units vest and convert into shares of our common stock after one year from the date of grant. 50,000 of these restricted stock units will vest and convert into shares of our common stock over a four year period from the date of grant; one-fourth of the award will vest on each grant date anniversary following the grant.

Stock Appreciation Rights

In July 2006, we granted cash-settled Stock Appreciation Rights (SARs) to certain employees that give the holder the right, upon exercise, to the difference between the price per share of our common stock at the time of exercise and the exercise price of the SARs.

The SARs have a maximum term of ten years with an exercise price of $20.00, which is equal to the market price of our common stock at the date of grant. The SARs vest 25% on the first anniversary of the grant date and 75% vest monthly over the remaining three-year service period. All of the outstanding SARs as of September 30, 2013 are fully vested. Compensation expense is based on the fair value of SARs which is calculated using the Black-Scholes option pricing model.

The stock-based compensation expense and liability are re-measured at each reporting date through the earlier of date of settlement or forfeiture of the SARs.

A summary of the changes in SARs for the three months ended September 30, 2013 is as follows:

Number of SARs
Outstanding at June 30, 2013	110,593
Granted	—
Exercised	—
Forfeited and expired	—

Outstanding SARs at September 30, 2013	110,593

SARs exercisable at September 30, 2013	110,593

For the three months ended September 30, 2013 and 2012, the re-measured liability and expense for the respective periods related to the SARs were not significant.

The compensation expense related to the SARs recognized for the three months ended September 30, 2013 may not be representative of compensation expense for future periods and its resulting effect on net loss and net loss per share attributable to common stockholders, due to changes in the fair value calculation which is dependent on the stock price, volatility, interest and forfeiture rates, additional grants and subsequent periods of vesting. We will continue to recognize compensation cost each period, which will be the change in fair value from the previous period through the earlier date of settlement or forfeiture of the SARs.

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

Loan Agreement with Silicon Valley Bank

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

Loan Agreement with California Institute for Regenerative Medicine

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

Note 8. Commitments and Contingencies

Leases

Capital Leases

We entered into direct financing transactions with the State of Rhode Island and received proceeds from the issuance of industrial revenue bonds totaling $5,000,000 to finance the construction of our pilot manufacturing facility in Rhode Island. The related lease agreements are structured such that lease payments fully fund all semiannual interest payments and annual principal payments through maturity in August 2014. The interest rate for the remaining bond series is 9.5%. The bond contains certain restrictive covenants which limit, among other things, the payment of cash dividends and the sale of the related assets. The outstanding principal was approximately $179,000 at September 30, 2013 and $331,000 at December 31, 2012.

Operating Leases

We lease various real properties under operating leases that generally require us to pay taxes, insurance, maintenance, and minimum lease payments. Some of our leases have options to renew.

Operating Leases — California

In September 2010, we entered into a two-year sublease agreement with Caliper Life Sciences, Inc., for office and research space in a facility located in Mountain View, California. In June 2012, the sublease term was extended to and expired on September 30, 2013. We paid approximately $1,081,000 in aggregate as rent over the term of the lease.

In December 2010, we entered into a commercial lease agreement with BMR-Gateway Boulevard LLC (BMR), as landlord, for office and research space at BMR’s Pacific Research Center in Newark, California. The initial term of the lease is approximately eleven and one-half years and includes escalating rent payments which we recognize as lease operating expense on a straight-line basis. We will pay approximately $17,869,000 in aggregate as rent over the term of the lease to BMR. Deferred rent for this facility was approximately $1,432,000 as of September 30, 2013, and approximately $1,389,000 as of December 31, 2012.

In March 2013, we entered into a commercial lease agreement with Prologis, L.P. (Prologis), as landlord, for office and research space in Sunnyvale, California. The facility is for operations that support our clinical development activities. The initial term of the lease is ten years and includes escalating rent payments which we recognize as lease operating expense on a straight-line basis. We will pay approximately $3,497,000 in aggregate rent over the term of the lease. As part of the lease, Prologis has agreed to provide us financial allowances to build initial tenant improvements, subject to customary terms and conditions relating to landlord-funded tenant improvements. The tenant improvements are recorded as leasehold improvement assets and amortized over the term of the lease. The financial allowances are treated as a lease incentive and recorded as deferred rent which is amortized as reductions to lease expense over the lease term. Deferred rent for this facility was approximately $389,000 as of September 30, 2013.

Operating Leases — Rhode Island

We entered into a fifteen-year lease agreement for a scientific and administrative facility (SAF) in Rhode Island in connection with a sale and leaseback arrangement in 1997. The lease term expired on June 30, 2013. For the year 2013, we paid approximately $1,165,000 in operating lease payments and operating expenses net of sub-tenant income.

Operating Leases — United Kingdom

In January 2011, we amended the existing lease agreements of our wholly-owned subsidiary, Stem Cell Sciences (U.K.) Ltd, effectively reducing our leased office and lab space. The lease by its terms was extended to September 30, 2013. In October 2013, we signed a new three-year lease agreement for the leased space and expect to pay rent of approximately GBP 53,000 per annum. StemCells, Inc. is the guarantor of Stem Cell Sciences (U.K.) Ltd’s obligations under the existing lease.

With the exception of the operating leases discussed above, we have not entered into any significant off balance sheet financial arrangements and have not established any special purpose entities. We have not guaranteed any debts or commitments of other entities or entered into any options on non-financial assets.

Contingencies

In July 2006, we filed suit against Neuralstem, Inc. in the Federal District Court for the District of Maryland, alleging that Neuralstem’s activities violate claims in four of the patents we exclusively licensed from NeuroSpheres Holdings Ltd. and NeuroSpheres Ltd. (NeuroSpheres), specifically U.S. Patent No. 6,294,346 (claiming the use of human neural stem cells for drug screening), U.S. Patent No. 7,101,709 (claiming the use of human neural stem cells for screening biological agents), U.S. Patent No. 5,851,832 (claiming methods for proliferating human neural stem cells), and U.S. Patent No. 6,497,872 (claiming methods for transplanting human neural stem cells). In May 2008, we filed a second patent infringement suit against Neuralstem and its two founders, Karl Johe and Richard Garr. In this suit, which we filed in the Federal District Court for the Northern District of California, we allege that Neuralstem’s activities infringe claims in two patents we exclusively license from NeuroSpheres, specifically U.S. Patent No. 7,361,505 (claiming composition of matter of human neural stem cells derived from any source material) and U.S. Patent No. 7,115,418 (claiming methods for proliferating human neural stem cells). In addition, we allege various state law causes of action against Neuralstem arising out of its repeated derogatory statements to the public about our patent portfolio. Also in May 2008, Neuralstem filed suit against us and NeuroSpheres in the Federal District Court for the District of Maryland seeking a declaratory judgment that the ‘505 and ‘418 patents are either invalid or are not infringed by Neuralstem and that Neuralstem has not violated California state law. In August 2008, the California court transferred our lawsuit against Neuralstem to Maryland for resolution on the merits. In July 2009, the Maryland District Court granted our motion to consolidate these two cases with the litigation we initiated against Neuralstem in 2006. Discovery is ongoing in these cases and we anticipate a trial date in 2014.

In October, 2013, we acquired from NeuroSpheres a patent portfolio consisting of the patents we licensed from NeuroSpheres on an exclusive worldwide basis, including the six patents that are the subject of our patent infringement litigation against Neuralstem. As consideration for the patents, we will issue 139,548 shares of unregistered common stock to NeuroSpheres. In connection with the patent acquisition, all preexisting agreements were terminated. The acquisition relieves us from further milestone and royalty payments to NeuroSpheres.

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

The assumptions used for the Black-Scholes option pricing model are as follows:

	To Calculate Fair Value of Warrant Liability at
	September 30, 2013	December 31, 2012
Expected life (years)	0.6	1.4
Risk-free interest rate	0.1%	0.2%
Expected volatility	40.2%	108.2%
Expected dividend yield	0%	0%

	At September 30, 2013	At December 31, 2012	Change in Fair Value of Warrant Liability
Fair value of liability for warrants issued in 2008	$0	$44,628	$(44,628)

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

The assumptions used for the Black-Scholes option pricing model are as follows:

	To Calculate Fair Value of Warrant Liability at
	September 30, 2013	December 31, 2012
Expected life (years)	1.6	2.3
Risk-free interest rate	0.3%	0.3%
Expected volatility	86.1%	94.5%
Expected dividend yield	0%	0%

	At September 30, 2013	At December 31, 2012	Change in Fair Value of Warrant Liability
Fair value of liability for warrants issued in 2009	$15,260	$63,340	$(48,080)

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

The assumptions used for the Monte Carlo simulation model to value the Series A Warrants at September 30, 2013 are as follows:

Risk-free interest rate per year	0.7%
Expected volatility per year	83.6%
Expected dividend yield	0%
Expected life in years	3.2

The use of a Monte Carlo simulation model requires the input of additional subjective assumptions including the progress of our R&D programs and its affect on potential future financings.

The following table is a summary of the changes in fair value of warrant liability for the Series A Warrants for the nine-month period ended September 30, 2013:

	Series A
	Number of Warrants	Fair value $
Balance at December 31, 2012	8,501,429	$9,157,397
Less exercised	(334,534)	(418,841)
Changes in fair value	—	(332,862)

Balance at September 30, 2013	8,166,895	$8,405,694

The following table is a summary of our warrant liability as of September 30, 2013:

Warrants	Number Outstanding	Exercise Price ($) per share	Fair value
Warrants issued in 2008	1,034,483	23.00	$—
Warrants issued in 2009	400,000	15.00	15,260
Series A Warrants	8,166,895	1.40	8,405,694

Total	9,601,378		$8,420,954

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

Note 10. Common Stock

In June 2009, we entered into a sales agreement (2009 sales agreement) pursuant to which we had the option to sell up to $30 million of our common stock, from time to time, in at-the-market offerings. Between June 2009 and November 2012, we sold common stock under the 2009 sales agreement worth approximately $26.7 million. In December 2012, we amended the 2009 sales agreement (2012 amended sales agreement) to, among other provisions, raise the dollar amount of shares available to sell under the agreement back to $30 million. The sales agent is paid compensation of up to 3% of gross proceeds pursuant to the terms of the agreement. The sales agreement, as amended, has been filed with the SEC. During the nine-month period ended September 30, 2013, we sold a total of 1,733,771 shares of our common stock at an average price per share of $1.91 for gross proceeds of approximately $3,317,000. The shares were sold under the 2012 amended sales agreement. The shares were offered under our shelf registration statement previously filed with, and declared effective by, the SEC.

In the first quarter of 2013, an aggregate of 334,534 Series A Warrants were exercised. For the exercise of these warrants, we issued 334,534 shares of our common stock and received gross proceeds of approximately $468,000.

In June 2013, we entered into an agreement with an institutional investor, under which we have the right to sell up to $30.0 million of our common stock to the institutional investor. Proceeds from the sale of our common stock will be used for general corporate purposes. Under the terms of the agreement, we immediately sold 1,645,639 in shares of our common stock to the institutional investor at a purchase price of $1.823 per share, which was the volume-weighted average price of the prior ten trading days, and received gross proceeds of $3.0 million. In consideration for entering into the agreement, we issued 329,131 shares of our common stock to the institutional investor. We did not receive any cash proceeds from the issuance of these 329,131 shares. Under this agreement, we have the right for a period of three years and at our sole discretion, to sell additional amounts up to $27.0 million of our common stock to the institutional investor subject to certain limitations. No warrants were issued in connection with this transaction. All shares were sold under our shelf registration statement previously filed with, and declared effective by, the SEC. In October 2013, we terminated the agreement without any cost or penalty.

Note 11. Accumulated Other Comprehensive Income

The following table sets forth the changes in accumulated other comprehensive loss by component for the three months ended September 30, 2013:

	Unrealized Gain on Other Available-for-Sale Securities	Foreign Currency Translation	Total
Beginning balance	$425	$(35,515)	$(35,090)
Other comprehensive income before reclassifications	(425)	206,121	205,696
Amounts reclassified from accumulated other comprehensive loss	—	—	—

Net current-period other comprehensive income (loss)	(425)	206,121	205,696

Ending balance	$—	$170,606	$170,606

Note 12. Subsequent Events

In October 2013, we sold a total of 12,845,500 units in an underwritten public offering at a price of $1.45 per unit and received total proceeds, net of offering expenses, underwriting discounts and commissions, of approximately $17.3 million. Each unit sold consisted of one share of common stock, par value $.01 per share, and a warrant to purchase one-half share of common stock. The warrants have an exercise price of $1.80 per share, are exercisable immediately, and will expire five years from the date of issuance.

Subsequent to the end of the third quarter, 50,000 Series A Warrants were exercised at an exercise price of $1.40 per share. We will receive gross proceeds of approximately $70,000 and issue 50,000 shares of our common stock.

In October, 2013, we acquired from NeuroSpheres a patent portfolio we licensed on an exclusive worldwide basis, including the six patents that are the subject of our patent infringement litigation against Neuralstem. As consideration for the patents, we will issue 139,548 shares of unregistered common stock to NeuroSpheres. In connection with the patent acquisition, all preexisting agreements were terminated. The acquisition relieves us from further milestone and royalty payments to NeuroSpheres.

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

Overview

The Company

We are engaged in researching, developing, and commercializing cell-based therapeutics and enabling tools and technologies for stem cell-based research and drug discovery and development. Our research and development (R&D) programs are primarily focused on identifying and developing potential cell-based therapeutics which can either restore or support organ function. In particular, since we relocated our corporate headquarters to California in 1999, our R&D efforts have been directed at refining our methods for identifying, isolating, culturing, and purifying the human neural stem cell and developing this cell as potential cell-based therapeutics for the central nervous system (CNS). Our HuCNS-SC® cells (purified human neural stem cells) are currently in clinical development for several indications — chronic spinal cord injury, dry age-related macular degeneration (AMD) and Pelizeaus-Merzbacher disease (PMD), which is a myelination disorder in the brain. We are also conducting preclinical research to evaluate HuCNS-SC cells in Alzheimer’s disease.

In October 2012, we published in Science Translational Medicine, a peer-reviewed journal, the data from our four-patient Phase I clinical trial in PMD, which showed preliminary evidence of durable and progressive donor-derived myelination in all four patients. In addition, there were measurable gains in neurological function in three of the four patients, with the fourth patient clinically stable. We are conducting a Phase I/II clinical trial for the treatment of chronic spinal cord injury, which represents the first time that neural stem cells have been transplanted as a potential therapeutic agent for spinal cord injury. This trial is being conducted in Switzerland, Canada, and the United States. Data from the first three patients demonstrated a favorable safety profile and multi-segment gains in sensory function in two of the three patients 12 months after transplantation of HuCNS-SC cells compared to pre-transplant baselines; the third patient remained stable. As of October 2013, a total of eight patients have been enrolled and dosed with our HuCNS-SC cells in this trial. We are also conducting a Phase I/II clinical trial in dry AMD at two trial sites in the United States, and as of October 2013, have dosed a total of six patients with our HuCNS-SC cells in this trial. We previously completed a Phase I clinical trial in infantile and late infantile neuronal ceroid lipofuscinosis (NCL), which showed that our HuCNS-SC cells were well tolerated and non-tumorigenic, and that there was evidence of engraftment and long-term survival of the transplanted HuCNS-SC cells. In October 2013, the results of a four-year, long-term follow up study of the patients from the initial Phase I study showed there were no long-term safety or tolerability issues associated with the cells up to five years post-transplantation.

In April 2013, we entered into an agreement with the California Institute for Regenerative Medicine (CIRM) under which CIRM will provide up to approximately $19.3 million as a forgivable loan, in accordance with mutually agreed upon terms and conditions and CIRM regulations. The CIRM loan will help fund preclinical development of our HuCNS-SC cells for Alzheimer’s disease. In July 2013, we received an initial disbursement of $3.8 million under the CIRM Loan Agreement. For a brief description of our significant therapeutic research and development programs see Overview “Research and Development Programs” in the Business Section of Part I, Item 1 of our Form 10-K for the year ended December 31, 2012.

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

The research markets served by our tools and technologies products are highly competitive, complex and dynamic. Technological advances and scientific discoveries have accelerated the pace of change in biological research, and stem cell technologies have been evolving particularly fast. We compete mainly by focusing on specialty media and antibody reagent products and human cell lines where we believe our expertise, intellectual property and reputation give us competitive advantage. We believe that, in this particular market niche, our products and technologies offer customers specific advantages over those offered by our competitors. We compete by offering innovative, quality-controlled products, consistently made and designed to produce reproducible results. We continue to make investments in research and development, quality management, quality improvement, and product innovation. We cannot assure you that we will have sufficient resources to continue to make such investments. For the three-month period ended September 30, 2013, we generated revenues from the sale of specialty cell culture products of approximately $272,000. We can give no assurances that we will be able to continue to generate such revenues in the future.

Significant Events

In July 2013, we formally launched our Alzheimer’s disease program, which is being supported by CIRM. The goal of the project is to file, within four years, an Investigational New Drug (IND) application with the U.S. Food and Drug Administration to evaluate our HuCNS-SC cells as a potential therapeutic for Alzheimer’s disease. CIRM has agreed to provide approximately $19.3 million in the form of a forgivable loan to help fund our preclinical development and IND-enabling activities, and in July we received an initial disbursement of $3.8 million from CIRM. The funding was awarded under CIRM’s Disease Team Therapy Development Award program (RFA 10-05) in September 2012.

In August 2013, we presented data which show that, two years after transplantation of our HuCNS-SC cells into patients with PMD, the evidence of myelination, by magnetic resonance imaging (MRI), is more pronounced compared to one year post-transplantation, the gains in neurological function reported after one year were maintained, and there were no safety concerns. The neurological and MRI changes suggest a departure from the natural history of the disease and may represent signals of a clinical effect.

In September 2013, we published a comprehensive overview of the therapeutic potential and results from early clinical trials of our HuCNS-SC cells. The paper was published in Stem Cell Research & Therapy, an international peer-reviewed journal considered to be the major forum for translational research into stem cell therapies.

In September 2013, we dosed the first high-dose patient in our Phase I/II clinical trial in dry AMD. The patient, the fifth overall in the 16-patient trial, was transplanted with one million of our HuCNS-SC cells. The first four patients each received a dose of 200,000 cells. An independent Data Safety Monitoring Committee conducted a review of the trial data related to the first four patients, and found no safety issues to preclude the trial from proceeding to the high dose.

In September 2013, we published preclinical data confirming that our HuCNS-SC cells preserve photoreceptor cells and visual function in a widely used model of retinal degeneration. The data show not only that HuCNS-SC cells preserve the number of photoreceptors that would otherwise be lost, but also that the surviving photoreceptors appear healthy and normal, and maintain their synaptic connection to other important cells necessary for visual function. The study was published in Investigative Ophthalmology and Visual Science (IVOS), the peer-reviewed journal of the Association for Research in Vision and Ophthalmology.

In October 2013, the FDA authorized our IND application for clinical testing of our HuCNS-SC cells as a treatment for spinal cord injury. Under this IND, we are in the process of opening U.S. sites for our Phase I/II clinical trial for chronic spinal cord injury.

In October 2013, we sold a total of 12,845,500 units in an underwritten public offering at a price of $1.45 per unit and received total proceeds, net of offering expenses, underwriting discounts and commissions, of approximately $17.3 million. Each unit sold consisted of one share of common stock, par value $.01 per share, and a warrant to purchase one half share of common stock. The warrants have an exercise price of $1.80 per share, are exercisable immediately, and will expire five years from the date of issuance.

In October 2013, we presented the results of a four-year observation study in patients with NCL, who had been transplanted with our HuCNS-SC cells in the initial Phase I study. Key results include long-term evidence of safety, up to five years post transplantation, for the surgical transplantation of the HuCNS-SC cells into multiple sites in the brain and at doses of up to one billion cells. The study results represent the first, and thus far only, multi-year data set following transplantation of neural stem cells into human subjects, and supports the feasibility of our approach in multiple neurological disorders. The data was presented by our co-principal investigator in the studies, at the Congress of Neurological Surgeons Annual Meeting in San Francisco, California.

In October, 2013, we acquired from NeuroSpheres the patents we had licensed on an exclusive worldwide basis, including the six patents that are the subject of our patent infringement litigation against Neuralstem. As consideration for the patents, we will issue 139,548 shares of unregistered common stock to NeuroSpheres. In connection with the acquisition, all preexisting agreements were terminated, including the license agreements, which thereby relieves us of further milestone and royalty payments to NeuroSpheres.

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

We review our valuation assumptions at each grant date and, as a result, our assumptions in future periods may change. As of September 30, 2013, we expect to recognize approximately $4,767,000 of compensation expense related to unvested stock-based awards over a weighted-average period of 3.2 years. See also Note 5, “Stock-Based Compensation,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

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

Warrant Liability

We account for our warrants in accordance with U.S. GAAP which defines how freestanding contracts that are indexed to and potentially settled in a company’s own stock should be measured and classified. Authoritative accounting guidance prescribes that only warrants issued by us under contracts that cannot be net-cash settled, and are both indexed to and settled in our common stock, can be classified as equity. As part of both our November 2008 and November 2009 financings, we issued warrants with five year terms to purchase 1,034,483 and 400,000 shares of our common stock at $23.00 and $15.00 per share, respectively. As part of our December 2011 financing, we issued Series A Warrants with a five year term to purchase 8,000,000 shares at $1.40 per share and Series B Warrants with a ninety trading day term to purchase 8,000,000 units at $1.25 per unit. Each unit underlying the Series B Warrants consisted of one share of our common stock and one Series A Warrant. In the first and second quarter of 2012, an aggregate of 2,700,000 Series B Warrants were exercised. For the exercise of these warrants, we issued 2,700,000 shares of our common stock and 2,700,000 Series A Warrants. The remaining 5,300,000 Series B Warrants expired unexercised by their terms on May 2, 2012. As terms of the warrants issued in 2008 and 2009, as well as the Series A and Series B Warrants, do not meet the specific conditions for equity classification, we are required to classify the fair value of these warrants as a liability, with subsequent changes in fair value to be recorded as income (loss) due to change in fair value of warrant liability. The fair value of the warrants issued in the 2008 and 2009 financings is determined using the Black-Scholes-Merton (Black-Scholes) option pricing model and the fair value of the Series A and Series B Warrants is determined using a Monte Carlo simulation model (see Note 9, “Warrant Liability”). The fair value is affected by changes in inputs to these models including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. The use of a Monte Carlo simulation model requires input of additional assumptions including the progress of our R&D programs and its affect on potential future financings. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability. The estimated fair value of our warrant liability at September 30, 2013, was approximately $8,421,000.

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

We acquired the operations of SCS on April 1, 2009, and have consolidated such operations since that date.

Revenue and Cost of Product Sales

Revenue for the three and nine-month periods ended September 30, 2013, as compared with the same period in 2012, is summarized in the table below:

	Three months ended, September 30		Change in 2013 versus 2012		Nine months ended, September 30		Change in 2013 versus 2012
	2013	2012	$	%	2013	2012	$	%
Revenue:
Licensing agreements, grants and other	$52,798	$60,739	$(7,941)	(13)%	$159,773	$471,501	$(311,728)	(66)%
Product sales	271,994	203,256	68,738	34%	730,916	685,364	45,552	7%

Total revenue	324,792	263,995	60,797	23%	890,689	1,156,865	(266,176)	(23)%
Cost of product sales	85,743	71,891	13,852	19%	230,157	208,127	22,030	11%

Gross profit	$239,049	$192,104	$46,945	24%	$660,532	$948,738	$(288,206)	(30)%

Third quarter ended September 30, 2013 versus third quarter ended September 30, 2012. Total revenue in the third quarter of 2013 was approximately $325,000, an increase of 23% compared to the third quarter of 2012. Revenue from product sales were 34% higher, at approximately $272,000, in the third quarter of 2013 compared to the same period in 2012. This increase was primarily attributable to increased unit volumes in our SC Proven line of media and reagents. Licensing, grant and other revenue in the third quarter of 2013 totaled approximately $53,000, which was a decline of 13% compared to the same period in 2012.

Nine-month period ended September 30, 2013 versus nine-month period ended September 30, 2012. Total revenue in the nine-month period ended September 30, 2013 was approximately $891,000, which was 23% lower than total revenue of approximately $1,157,000 for the same period of 2012. The decrease was primarily attributable to lower licensing revenue in 2013. The nine-month period of 2012 includes a one-time fee from a license agreement with genOway, under which we granted genOway a worldwide, exclusive license to our IRES technology for use in the development and commercialization of genetically engineered mice. In the nine-month period ended 2013, revenue from product sales was approximately $731,000, which was 7% higher compared to the same period in 2012. This increase from 2012 was primarily attributable to higher unit volumes in the third quarter of 2013 of our SC Proven line of media and reagents.

Operating Expenses

Operating expenses for the three and nine-month periods ended September 30, 2013, as compared with the same period in 2012, is summarized in the table below:

	Three months ended, September 30		Change in 2013 versus 2012		Nine months ended, September 30		Change in 2013 versus 2012
	2013	2012	$	%	2013	2012	$	%
Operating expenses:
Research & development	$5,184,365	$3,478,142	$1,706,223	49%	$14,553,145	$11,165,599	$3,387,546	30%
Selling, general & administrative	1,710,749	1,636,438	74,311	5%	5,180,027	5,336,105	(156,078)	(3)%
Wind-down expenses	—	154,742	(154,742)	(100)%	61,837	199,799	(137,962)	(69)%

Total operating expenses	$6,895,114	$5,269,322	$1,625,792	31%	$19,795,009	$16,701,503	$3,093,506	19%

Research and Development Expenses

Our R&D expenses consist primarily of salaries and related personnel expenses, costs associated with clinical trials and regulatory submissions, costs associated with preclinical activities such as toxicology studies, costs associated with cell processing and process development, certain patent-related costs such as licensing, facilities related costs such as allocated rent and operating expenses, depreciation, lab equipment and supplies. Clinical trial expenses include payments to vendors such as clinical research organizations, contract manufacturers, clinical trial sites, laboratories for testing clinical samples and consultants. Cumulative R&D costs incurred since we refocused our activities on developing cell-based therapeutics (fiscal years 2000 through the nine months ended September 30, 2013) were approximately $182 million. Over this period, the majority of these cumulative costs were related to: (i) characterization of our proprietary HuCNS-SC cells, (ii) expenditures for toxicology and other preclinical studies, preparation and submission of applications to regulatory agencies to conduct clinical trials and obtaining regulatory clearance to initiate such trials, all with respect to our HuCNS-SC cells, (iii) preclinical studies and development of our human liver engrafting cells, (iv) costs associated with cell processing and process development, and (v) costs associated with our clinical studies.

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

Third quarter ended September 30, 2013 versus third quarter ended September 30, 2012. R&D expenses totaled approximately $5,184,000 in the third quarter of 2013 compared with $3,478,000 in the third quarter of 2012. The increase of approximately $1,706,000, or 49%,in 2013 compared to 2012, was primarily attributable to (i) an increase of approximately $489,000 in expenses related to our clinical studies,(ii) an increase in personnel costs of approximately $489,000 due to the addition of key personnel to strengthen our product development capabilities, (iii) an increase of approximately $390,000 in external services primarily related to preclinical studies of our HuCNS-SC cells, (iv) an increase of approximately $152,000 in supplies and validation expenses primarily related to manufacturing, quality control and process development activities to support our ongoing clinical trials, and (v) an increase in other expenses of approximately $186,000.

Nine-month period ended September 30, 2013 versus nine-month period ended September 30, 2012. R&D expenses totaled approximately $14,553,000 in the nine-month period ended September 30, 2013 compared with $11,166,000 for the same period in 2012. The increase of approximately $3,388,000, or 30%, in 2013 compared to 2012, was primarily attributable ( i) an increase of approximately $572,000 in expenses related to our clinical studies, (ii) an increase in personnel costs of approximately $534,000 due to the addition of key personnel to strengthen our product development capabilities, (iii) an increase of approximately $1,540,000 in external services primarily related to preclinical studies of our HuCNS-SC cells, (iv) an increase of approximately $581,000 in supplies and validation expenses primarily related to manufacturing, quality control and process development activities to support our ongoing clinical trials, and (v) an increase in other expenses of approximately $161,000.

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

Third quarter ended September 30, 2013 versus third quarter ended September 30, 2012. SG&A expenses totaled approximately $1,711,000 in the third quarter of 2013 which was a modest increase when compared with approximately $1,636,000 in the same period of 2012.

Nine-month period ended September 30, 2013 versus nine-month period ended September 30, 2012. SG&A expenses totaled approximately $5,180,000 in the nine-month period ended September 30, compared with approximately $5,336,000 in the same period of 2012. The decrease of approximately $156,000, or 3%, in 2013 compared to 2012, was primarily attributable to a decrease in external services.

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

Other Income (Expense)

Other expense totaled approximately $536,000 in the third quarter of 2013 compared with other expense of approximately $11,260,000 in the same period of 2012, and other expense of approximately $342,000 for the nine-month period ended September 30, 2013 compared with other expense of approximately $9,980,000 for the nine-month period ended September 30, 2012.

	Three months ended, September 30		Change in 2013 versus 2012		Nine months ended, September 30		Change in 2013 versus 2012
	2013	2012	$	%	2013	2012	$	%
Other income (expense):
Change in fair value of warrant liability	$(143,511)	$(11,239,465)	$11,095,954)	(99)%	$425,570	$(9,974,685)	$10,400,255	(104)%
Interest income	136	2,372	(2,236)	(94)%	8,772	9,393	(621)	(7)%
Interest expense	(382,119)	(11,392)	(370,727)	3,254%	(785,122)	(40,014)	(745,108)	1,862%
Other income (expense), net	(10,094)	(11,087)	993	(9)%	8,475	25,364	(16,889)	(67)%

Total other income (expense), net	$(535,588)	$(11,259,572)	$10,723,984	(95)%	$(342,305)	$(9,979,942)	$(9,637,637)	(97)%

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

Interest Income

Interest income in the three and nine-month period ended September 30, 2013 and 2012 were not significant due to low average yields.

Interest Expense

Interest expense increased by approximately $371,000 in the third quarter of 2013, and $745,000 for the nine-month period ended September 30, 2013, when compared to the same periods in 2012. The increase is primarily attributable to interest due under a Loan Agreement with SVB. See Note 7 “Loan Payable,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

Other income (expense), net

Other expense for the third quarter of 2013 was relatively flat when compared to other expense for the same period in 2012. Other income for the nine-month period ended September 30, 2013, is primarily from a gain on sale of equipment of approximately $35,000. Other income for the similar period in 2012 includes approximately $63,000 of R&D tax credits received by our wholly-owned subsidiary Stem Cell Sciences (U.K.) Ltd. The above income was offset by other expenses primarily related to state franchise taxes.

Liquidity and Capital Resources

Since our inception, we have financed our operations through the sale of common and preferred stock, the issuance of long-term debt and capitalized lease obligations, credit facilities, revenue from collaborative agreements, research grants, license fees, and interest income.

	September 30, 2013	December 31, 2012	Change
			$	%
Cash and cash equivalents	$20,955,293	$8,471,275	$12,484,018	147%

In summary, our cash flows were:

	Nine months ended September 30,		Change in 2013 versus 2012
	2013	2012	$	%
Net cash used in operating activities	$(16,432,180)	$(14,949,810)	$(1,482,370)	10%
Net cash provided by (used in) investing activities	$9,284,127	$(2,767,662)	$12,051,789	435%
Net cash provided by financing activities	$19,634,538	$20,131,310	$(496,772)	2%

Net Cash Used in Operating Activities

Net cash used in operating activities in the nine-month period ended September 30, 2013 increased by approximately $1,482,000, or 10%, when compared to the same period of 2012. Cash used in operating activities is primarily driven by our net loss as adjusted for non-cash charges and differences in the timing of operating cash flows.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities increased by approximately $12,052,000, or 435%, from 2012 to 2013. The increase was primarily attributable to an increase in net maturities of short-term marketable debt securities of approximately $16,650,000 offset by an increase in net capital expenditures of approximately $4,598,000. The increase in capital expenditures was primarily attributable to leasehold improvements related to our new leased facility in Sunnyvale, California.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the nine-month period ended September 30, 2013 decreased by approximately $497,000, or 2%, compared to the same period in 2012.

For the nine months ended September 30, 2013, we had the following significant financing transactions:

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

•

Sale of 1,733,771 shares of our common stock at an average price of $1.9134 per share for gross proceeds of approximately $3,317,000. These sales were made under the 2012 amended sales agreement and the sales agent is paid compensation up to 3% of gross proceeds pursuant to the terms of the agreement. The shares were offered under our shelf registration statement previously filed with, and declared effective by, the SEC.

•

In June 2013, we entered into an agreement with an institutional investor, under which we have the right to sell up to $30.0 million of common stock to the institutional investor. Under the terms of the agreement, we immediately sold 1,645,639 in shares of our common stock to the institutional investor at a purchase price of $1.823 per share, and received gross proceeds of $3.0 million. In consideration for entering into the agreement, we issued 329,131 shares of our common stock to the institutional investor. We did not receive any cash proceeds from the issuance of these 329,131 shares. Under this agreement, we have the right for a period of three years and at our sole discretion, to sell additional amounts up to $27.0 million of our common stock to the institutional investor subject to certain limitations. No warrants were issued in connection with this transaction. All shares sold were offered under our shelf registration statement previously filed with, and declared effective by, the SEC. The agreement was terminated by us in October 2013.

In October 2013, we sold a total of 12,845,500 units in an underwritten public offering at a price of $1.45 per unit and received total proceeds, net of offering expenses, underwriting discounts and commissions, of approximately $17.3 million. Each unit sold consisted of one share of common stock, par value $.01 per share, and a warrant to purchase one half share of common stock. The warrants have an exercise price of $1.80 per share, are exercisable immediately, and will expire five years from the date of issuance.

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

We intend to pursue opportunities to obtain additional financing in the future through equity and debt financings, grants and collaborative research arrangements. In November 2010, we filed with the SEC, and the SEC declared effective, a universal shelf registration statement which permits us to issue up to $100 million worth of registered debt and equity securities. As of October 31, 2013, we had approximately $3 million under this universal shelf registration statement available for issuing debt or equity securities. Under this effective shelf registration, we have the flexibility to issue registered securities, from time to time, in one or more separate offerings or other transactions with the size, price and terms to be determined at the time of issuance. Registered securities issued using this shelf may be used to raise additional capital to fund our working capital and other corporate needs, for future acquisitions of assets, programs or businesses, and for other corporate purposes.

In June 2009, we entered into the 2009 sales agreement pursuant to which we had the option to sell up to $30 million of our common stock, from time to time, in at-the-market offerings. Between June 2009 and November 2012, we sold common stock under the sales agreement worth approximately $26.7 million. In December 2012, we amended the 2009 sales agreement (2012 amended sales agreement) to, among other things, raise the dollar amount of shares available to sell under the agreement back to $30 million. As of October 31, 2013, we sold common stock worth approximately $3,317,000 under the 2012 amended sales agreement. The sales agreement, as amended, has been filed with the SEC.

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

Operating Leases — California

In September 2010, we entered into a two-year sublease agreement with Caliper Life Sciences, Inc., for office and research space in a facility located in Mountain View, California. In June 2012, the sublease term was extended to and expired on September 30, 2013. We paid approximately $1,081,000 in aggregate as rent over the term of the lease.

In December 2010, we entered into a commercial lease agreement with BMR-Gateway Boulevard LLC (BMR), as landlord, for office and research space at BMR’s Pacific Research Center in Newark, California. The initial term of the lease is approximately eleven and one-half years and includes escalating rent payments which we recognize as lease operating expense on a straight-line basis. We will pay approximately $17,869,000 in aggregate as rent over the term of the lease to BMR. Deferred rent for this facility was approximately $1,432,000 as of September 30, 2013, and approximately $1,389,000 as of December 31, 2012.

In March 2013, we entered into a commercial lease agreement with Prologis, L.P. (Prologis), as landlord, for office and research space in Sunnyvale, California. The facility is for operations that support our clinical development activities. The initial term of the lease is ten years and includes escalating rent payments which we recognize as lease operating expense on a straight-line basis. We will pay approximately $3,497,000 in aggregate rent over the term of the lease. As part of the lease, Prologis has agreed to provide us financial allowances to build initial tenant improvements, subject to customary terms and conditions relating to landlord-funded tenant improvements. The tenant improvements are recorded as leasehold improvement assets and amortized over the term of the lease. The financial allowances are treated as a lease incentive and recorded as deferred rent which is amortized as reductions to lease expense over the lease term. Deferred rent for this facility was approximately $389,000 as of September 30, 2013.

Operating Leases — Rhode Island

We entered into a fifteen-year lease agreement for a scientific and administrative facility (SAF) in Rhode Island in connection with a sale and leaseback arrangement in 1997. The lease term expired on June 30, 2013. For the year 2013, we paid approximately $1,165,000 in operating lease payments and operating expenses net of sub-tenant income.

Operating Leases — United Kingdom

In January 2011, we amended the existing lease agreements of our wholly-owned subsidiary, Stem Cell Sciences (U.K.) Ltd, effectively reducing our leased office and lab space. The lease by its terms was extended to September 30, 2013. In October 2013, we signed a new three-year lease agreement for the leased space and expect to pay rent of approximately GBP 53,000 per annum. StemCells, Inc. is the guarantor of Stem Cell Sciences (U.K.) Ltd’s obligations under the existing lease.

With the exception of the leases discussed above, we have not entered into any off balance sheet financial arrangements and have not established any special purpose entities. We have not guaranteed any debts or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations

In the table below, we set forth our legally binding and enforceable contractual cash obligations at September 30, 2013:

	Total Obligations at September 30, 2013	Payable in (October to December) 2013	Payable in 2014	Payable in 2015	Payable in 2016	Payable in 2017	Payable in 2018 and Beyond
Operating lease payments(1)	$18,461,394	$456,724	$1,851,118	$1,912,217	$1,968,459	$2,014,706	$10,258,170
Capital lease payment (equipment)	61,400	6,071	24,284	21,591	9,454	—	—
Loan Payable (principal & interest)(2)	10,855,087	770,339	4,322,035	4,322,035	1,440,678	—	—
Bonds Payable (principal & interest)(3)	195,681	58,829	136,852	—	—	—	—

Total contractual cash obligations	$29,573,562	$1,291,963	$6,334,289	$6,255,843	$3,418,591	$2,014,706	$10,258,170

(1)	See Note 8, “Commitments and Contingencies” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.
(2)	See Note 7, “Loan Payable” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.
(3)	See Note 8, “Commitments and Contingencies” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

Under license agreements with NeuroSpheres, we obtained an exclusive patent license covering all uses of certain neural stem cell technology. We made up-front payments to NeuroSpheres of 6,500 shares of our common stock and $50,000, and are required to make additional cash payments as stated milestones are achieved. Effective in 2004, we were obligated to pay annual payments of $50,000, creditable against certain royalties. Effective in 2008, as part of an indemnification agreement with NeuroSpheres, we offset the annual $50,000 obligation against litigation costs incurred under that agreement. In October, 2013, we acquired from NeuroSpheres the patents we had previously licensed on an exclusive worldwide basis, including the six patents that are the subject of our patent infringement litigation against Neuralstem. As consideration for the patents, we will issue 139,548 shares of unregistered common stock to NeuroSpheres. In connection with the acquisition, all preexisting agreements were terminated, including the license agreements, which thereby relieves us of further milestone and royalty payments to NeuroSpheres.

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

We do not have any material unconditional purchase obligations or commercial commitments related to capital expenditures, clinical development, clinical manufacturing, or other external services contracts at September  30, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks at September 30, 2013 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2012 on file with the U.S. Securities and Exchange Commission.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 10.1 —	Letter Agreement, dated June 5, 2013, between the Registrant and Eliseo Salinas, M.D.

Exhibit 31.1 —	Certification of Martin McGlynn under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 —	Certification of Rodney K. B. Young under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 —	Certification of Martin McGlynn Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 —	Certification of Rodney K. B. Young Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.1 —	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. (****)

****	Pursuant to Rule 406T of Regulation S-T, the XBRL files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEMCELLS, INC. (name of Registrant)

November 5, 2013

/s/ Rodney K. B. Young
Rodney K. B. Young
Chief Financial Officer

Exhibit Index

Exhibit 10.1 —	Letter Agreement, dated June 5, 2013, between the Registrant and Eliseo Salinas, M.D.

Exhibit 31.1 —	Certification of Martin McGlynn under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 —	Certification of Rodney K. B. Young under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 —	Certification of Martin McGlynn Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 —	Certification of Rodney K. B. Young Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.1 —	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. (****)

****	Pursuant to Rule 406T of Regulation S-T, the XBRL files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.