Form 10-K
period 2013-12-31
STEMCELLS INC
filed 2014-03-13
CIK 883975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Aggregate market value of common stock held by non-affiliates at June 30, 2013: $66,836,311. Inclusion of shares held beneficially by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management policies of the registrant, or that such person is controlled by or under common control with the Registrant.

Common stock outstanding at March 3, 2014: 55,419,116 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2014 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A are incorporated by reference in Part III of this report.

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

Our primary research and development efforts are focused on identifying and developing stem and progenitor cells as potential therapeutic agents. Our lead product development program is our CNS Program, in which we are developing applications for HuCNS-SC® cells, our proprietary human neural platform technology. We estimate that degenerative conditions of the central nervous system (CNS) currently affect more than 30 million people in the United States1.

We are currently in clinical development with our HuCNS-SC cells for a range of diseases and disorders of the central nervous system. The CNS consists of the brain, spinal cord and eye, and we are currently the only stem cell company in clinical development for indications in all three organs comprising the CNS, specifically:

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

•	we are also conducting preclinical studies of our HuCNS-SC cells in Alzheimer’s disease;

(ii)	with respect to the spinal cord, we are conducting a Phase I/II clinical trial of our HuCNS-SC cells for the treatment of chronic spinal cord injury. To accelerate the trial, we have expanded this trial from a single-site, single-country study to a multi-site, multi-country program. This trial is being conducted in Switzerland, Canada and the United States. Data from the first three patients demonstrated a favorable safety profile and multi-segment gains in sensory function in two of the three patients 12 months after transplantation of HuCNS-SC cells compared to pre-transplant baselines; the third patient remained stable. As of February 2014, a total of eleven patients have been dosed with our HuCNS-SC cells in this trial and we expect to complete enrollment of the final patient in the first quarter of 2014;

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

October 2012. This trial is being conducted at three sites in the United States, and as of February 2014, we completed enrollment of the first of two planned patient cohorts with our HuCNS-SC cells. This cohort consisted of eight subjects, four of whom each received 200,000 cells and four of whom each received 1,000,000 cells. We expect to complete enrollment of the second cohort consisting of eight patients by the end of the second quarter of 2014.

In our tools and technologies programs, we are engaged in developing and commercializing applications of our technologies to enable stem cell-based research. We currently market a range of proprietary cell culture products, research grade human cells, and antibody reagents under the SC Proven® brand. Our cell culture products include iSTEM®, GS1-R®, GS2-M®, RHB-A®, RHB-Basal®, NDiff227™, NDiff® N2, and NDiff N27™ supplements. Our cell lines available for research use include human neural stem cells and hFB101™, ultra primary human fibroblasts for genetic reprogramming. Our antibody reagents include STEM24™, STEM101®, STEM121®, and STEM123®, which can be used for cell detection, isolation and characterization. Academic and industrial laboratories conducting stem cell research need specialized cell culture products and reagents for the derivation, growth, maintenance, and manipulation of stem cells, as well as their detection, isolation and characterization in both in vitro and in vivo models. As this type of research continues to grow, the market for such cell culture products and reagents should also continue to expand. We are seeking to leverage our proprietary technologies, including technologies relating to embryonic stem cells, induced pluripotent stem (iPS) cells, and tissue-derived (adult) stem cells, for use in stem cell-based research. Several of the cell technologies and intellectual property related to our enabling cell technologies programs were acquired in April 2009 through our acquisition of substantially all of the operating assets and liabilities of Stem Cell Sciences Plc (SCS).

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

We use cells derived from donated tissues, which are supplied to us in compliance with all applicable state and federal regulations. We are not involved in any activity directed toward human cloning, nor do we have any plans to start such activities. We are currently developing embryonic stem cells and iPS cells as potential research tools. We are not currently developing embryonic or induced pluripotent stem cells for therapeutic use.

Business Strategy

Our aim is to create a sustainable business based on our belief that understanding cells and cell biology will play an increasingly important role in life science research and in the discovery, development and implementation of new medical therapies. Our strategy has been to identify multiple types of human stem and progenitor cells with therapeutic and commercial importance, to develop techniques and processes to purify these cells for direct transplant and to expand and bank these cells. We are currently focused on advancing these cells through clinical development and into commercialized cell-based therapeutic products.

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

•    In August 2013, we presented data which show that, two years after transplantation of our HuCNS-SC cells into patients with PMD, the evidence of myelination, by magnetic resonance imaging (MRI), is more pronounced compared to one year post-transplantation, the gains in neurological function reported after one year were maintained, and there were no safety concerns. The neurological and MRI changes suggest a departure from the natural history of the disease and may represent signals of a clinical effect.

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

•    In September 2012 the governing board of the California Institute of Regenerative Medicine (CIRM) approved our application for a Disease Team Therapy Development Research Award for the study of HuCNS-SC cells as a potential treatment for Alzheimer’s disease. CIRM will provide up to approximately $19.3 million as a forgivable loan, in accordance with mutually agreed upon terms and conditions and CIRM regulations. The goal of the research will be to file an Investigational New Drug application with the U.S. Food and Drug Administration within four years.

Diseases and Disorders of the Spinal Cord	Spinal Cord Injury:

•    Conducting a Phase I/II clinical trial in multiple sites for chronic spinal cord injury. The trial will enroll 12 patients with thoracic (chest-level) spinal cord injury, and will include both complete and incomplete injuries as classified by the American Spinal Injury Association (ASIA) Impairment Scale.

•    In February 2013, reported that the first patient cohort had completed the Phase I/II trial, and that two of the three patients in the first cohort showed multi-segment gains in sensory function; the third patient remained stable. The data also showed that the cells, the transplantation procedure, and the immunosuppression were all well tolerated.

•    We expect to complete enrollment of the final patient for this trial in the first quarter of 2014.

•    We plan to initiate by the middle of 2014, a controlled Phase II efficacy study to further investigate our HuCNS-SC cells as a treatment for cervical spinal cord injury.

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

•    16-patient Phase I/II clinical trial in dry AMD initiated in June 2012.

•    Trial is being conducted at three sites in the United States, and as of February 2014, we completed enrollment of the first of two planned patient cohorts. This cohort consisted of eight subjects. We expect to complete enrollment of the second cohort consisting of eight subjects by the end of the second quarter of 2014.

•    We plan to initiate by year-end 2014, a controlled Phase II efficacy study to further investigate our HuCNS-SC cells as a treatment for AMD.

•    Demonstrated in vivo proof of principle by showing in the Royal College of Surgeons rat, a widely accepted model for retinal degeneration, that HuCNS-SC cells can:

•    protect photoreceptor cells from death; and

•    prevent or slow loss of vision.

Many neurodegenerative diseases involve the failure of central nervous system tissue (i.e., the brain, spinal cord and eye) due to the loss of functional cells. Our CNS Program is initially focusing on developing clinical applications in which transplanting HuCNS-SC cells would protect or restore organ function of the patient before such function is irreversibly damaged or lost due to disease progression. Our initial target indications are (i) Pelizeaus-Merzbacher Disease, and more generally, diseases in which deficient myelination plays a central role, such as cerebral palsy or multiple sclerosis; (ii) spinal cord injury; (iii) Alzheimer’s disease, and (iv) disorders in which retinal degeneration plays a central role, such as age-related macular degeneration or retinitis pigmentosa. These disorders affect a significant number of people in the United States and there currently are no effective long-term therapies for them.

Our platform technology, HuCNS-SC cells, is a purified and expanded composition of normal human neural stem cells. Alternative therapies based on cells derived from cancer cells, embryonic stem cells, iPS cells, animal-derived cells, or unpurified mixes of cell types have a significantly higher safety hurdle to overcome and while they may provide an effective therapy, technologies to remove potentially harmful cells are still being developed and tested. Furthermore, our HuCNS-SC cells can be directly transplanted, unlike embryonic stem cells or iPS cells, which require one or more prerequisite differentiation steps prior to administration in order to preclude teratoma formation (tumors of multiple differentiated cell types). It is still unclear whether cellular transplants derived from embryonic stem cells or iPS cells can avoid forming teratomas or other abnormal cellular structures due to contaminating cell types in the transplant product.

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

In January 2009, we completed a six-patient Phase I clinical trial of our HuCNS-SC cells in infantile and late infantile NCL. We believe that this clinical trial was the first FDA-authorized trial to evaluate purified human neural stem cells as a potential therapeutic agent. The trial data demonstrated that the HuCNS-SC cells, the transplantation procedure and the immunosuppression regimen were well tolerated by all six patients, and the patients’ medical, neurological and neuropsychological conditions, following transplantation, appeared consistent with the normal course of the disease. In addition to this favorable safety profile, there was evidence of engraftment and long-term survival of the HuCNS-SC cells. This Phase I trial was conducted at OHSU Doernbecher Children’s Hospital in Oregon.

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

Alzheimer’s Disease.

Alzheimer’s disease is a progressive, fatal neurodegenerative disorder that results in loss of memory and cognitive function. Today, there is no cure or effective treatment option. According to the Alzheimer’s Association, an estimated 5.2 million Americans have Alzheimer’s disease, including nearly 5 million people aged 65 and older. The prevalence of Alzheimer’s disease is expected to increase rapidly as a result of our aging population.

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

In September 2012, the governing board of the California Institute of Regenerative Medicine (CIRM) approved our application for a Disease Team Therapy Development Research Award for the study of HuCNS-SC cells as a potential treatment for Alzheimer’s disease. We committed to filing an IND by mid-2017, however, we are diligently exploring ways to accelerate this milestone and currently anticipate filing by mid-2016. In accordance with the award, in April 2013, we entered into an agreement with the California Institute for

Regenerative Medicine (CIRM) under which CIRM will provide up to approximately $19.3 million as a forgivable loan, in accordance with mutually agreed upon terms and conditions and CIRM regulations. We received, under the CIRM Loan Agreement, an initial disbursement of $3.8 million in July 2013 and a subsequent disbursement of $3.8 million in January 2014.

Diseases and Disorders of the Spinal Cord

According to a study initiated by the Christopher and Dana Reeve Foundation, an estimated 1.3 million people in the United States are living with chronic spinal cord injury. There are no therapies today that can address the paralysis or loss of function caused by a spinal cord injury, but neural stem cells may have the potential to provide a novel therapeutic approach.

We are conducting a Phase I/II clinical trial to evaluate our HuCNS-SC cells as a treatment for chronic spinal cord injury. The trial was initiated at University Hospital Balgrist in Zurich and was authorized by Swissmedic, the regulatory agency for therapeutic products in Switzerland. A total of twelve patients are expected to enroll in the study, all of whom will be three to twelve months post-injury. The study will follow a progressive study design, beginning with patients with complete injuries and then enrolling patients with incomplete injuries, all as classified by the American Spinal Injury Association Impairment Scale (AIS). In addition to assessing safety, the trial will evaluate preliminary efficacy using defined clinical endpoints, such as changes in sensation, motor function, and bowel/bladder function. In February 2013, we reported that the first patient cohort, all of whom had complete injuries classified as AIS A, had completed the trial, and that data from this first cohort showed that two of the three patients showed multi-segment gains in sensory function compared to pre-transplant baseline. The gains in sensory function were first observed at the six month assessment and persisted to the 12 month assessment. The third patient remained stable. To accelerate patient enrollment, we have expanded the trial from a single-site, single-country study to a multi-site, multi-country program. The trial is currently being conducted in Switzerland, Canada and the United States. As of February 2014, a total of eleven patients have been dosed with our HuCNS-SC cells in this trial and we expect to complete enrollment of the final patient in the first quarter of 2014.

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

In June 2012, we initiated a Phase I/II clinical trial in dry age-related macular degeneration, the more common form of AMD, and in October 2012, the first patient was enrolled and dosed with HuCNS-SC cells. The trial, which was authorized by the FDA in January 2012, is expected to enroll a total of 16 patients and will evaluate the safety and preliminary efficacy of our HuCNS-SC cells as a treatment for dry AMD. Patients’ vision will be evaluated using conventional methods of ophthalmological assessment at predetermined intervals over a one-year period. This trial is being conducted at three sites in the United States, and as of February 2014, we completed enrollment of the first of two planned patient cohorts. We expect to complete enrollment of the second cohort consisting of eight patients by the end of the second quarter of 2014.

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

Other CNS Collaborations.

We have collaborated on a number of research programs to assess both the in vitro potential of the HuCNS-SC cells and the effects of transplanting HuCNS-SC cells into various preclinical animal models. One such collaboration was with researchers at the Stanford University School of Medicine that evaluated our human neural stem cells in animal models of stroke. The results of these studies demonstrated the targeted migration of the cells toward the stroke lesion and differentiation toward the neuronal lineage. Another study with researchers at Stanford’s School of Medicine demonstrated that HuCNS-SC cells labeled with magnetic nanoparticles could non-invasively track the survival and migration of human cells within the brain. We continue to search for and evaluate, promising collaborations to supplement our efforts to develop and commercialize our proprietary human neural platform technology.

Tools and Technologies Programs

Overview

Cells, and stem cells in particular, are an important resource for researchers seeking to understand human diseases, advance medical research and develop more effective therapies. Stem cells provide potentially unlimited sources of different cell types owing to their ability to be expanded and subsequently differentiated into particular cell types. Embryonic stem cells, for example, have the ability to become any one of the more than 200 specialized cell types found in the human body (they are said to be pluripotent); induced pluripotent stem (iPS) cells also possess this ability. Because of this versatility, these cells are valuable tools for examining and researching the fundamental biology of cells and the pathways involved in early development and tissue formation. In recent years, the pharmaceutical industry has become increasingly interested in using stem cell-based assays in its drug discovery and development efforts. Academia and industry use specialty cell culture products and antibody reagents to enable stem cell-based research and drug discovery and development. We sell specialty cell culture products and antibody reagents under our SC Proven brand.

Specialty Cell Culture Products and Antibody Reagents

Stem cell research is a growing and highly specialized field. Because of their nature, stem and progenitor cells are rare and they require specific conditions to survive and thrive. For this reason, researchers require specialized cell culture products that enable the derivation, growth, maintenance, and manipulation of such cells. One of the greatest challenges facing researchers is the limited quality and quantity of available stem and progenitor cells. The challenge is in maintaining the pluripotency or multipotency of stem or progenitor cells in culture, i.e., keeping these cells from differentiating into other cell types, which is their natural tendency. Our cell biology expertise has enabled us to develop and commercialize proprietary cell culture products to optimize the derivation, growth, maintenance, and differentiation of stem cells. In contrast to common industry practice, we have developed media formulations that are free of animal serum and feeder cells (helper cells added to promote cell growth), which are known sources of undesirable agents affecting stem cell performance and safety.

Our current range of cell culture products, which are sold under the SC Proven brand, includes iSTEM, GS1-R, GS2-M, RHB-A, RHB-Basal, NDiff N2, and NDiff 227. The following table describes each of these in more detail:

iSTEM	A serum-free, feeder-free medium that maintains mouse embryonic stem cells (ESCs) in their pluripotent “ground state” by using selective small molecule inhibitors to block the pathways which induce differentiation.

RHB-A	A defined, serum-free culture medium for the selective culture of human and mouse neural stem cells and their maintenance and expansion as adherent cell populations.

RHB-Basal	A defined, serum-free basal medium. When supplemented with specific growth factors, this media is specifically formulated for the propagation and differentiation of adherent neural stem cells. RHB-Basal can also be tailored to specific-cell type requirements by the addition of customer preferred supplements.

NDiff N2	A defined serum-free cell culture supplement for the derivation, maintenance, expansion and/or differentiation of human and mouse ESCs and tissue-derived neural stem cells supplement.

NDiff N2-AF	A serum-free and animal component-free version of NDiff N2.

NDiff 227	A defined, serum-free medium for the differentiation of mouse ESCs to neural cell types.

NDiff N27	Defined, serum-free cell culture supplement for the derivation, maintenance, expansion and/or differentiation of human and mouse ESCs induced pluripotent stem (iPS) cells and tissue-derived neural stem cells.

NDiff N27-AF	A serum-free and animal component-free version of NDiff N27.

GS1-R	The first defined, serum-free media formulation shown to enable the derivation and long-term maintenance of true, germline competent rat ESCs without the addition of cytokines or growth factors.

GS2-M	A defined, serum- and feeder-free medium for the derivation and long-term maintenance of true, germline competent iPS cells.

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

Other products marketed under SC Proven include total cell genomic DNA (gDNA), RNA and protein lysate reagents purified from homogenous stem cell populations for intra-comparative studies, such as Epigenetic fingerprinting, Southern, Western and Northern blots, PCR, RT-PCR, and microarrays. This range of purified stem cell line lysates includes:

•	Mouse ESCs propagated in proprietary SC Proven ‘2i’ inhibitor-based GS2-M media; and

•	Mouse ES cell-derived and fetal tissue-derived neural stem cells propagated in proprietary SC Proven RHB-A® media.

Other Technologies

In addition to our cell therapeutics and research reagent programs, we hold a number of “non-core” technologies which we feel present licensing opportunities, such as technologies for the generation of transgenic rats.

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

We believe that over the past few years a number of researchers have used our rat pluripotent cell technology to derive different knock-out and knock-in rat models. And, over this time, the first of the patents in this portfolio issued (GB Patent No. 2451523), and the proprietary media patent application was allowed in Europe (EPO Patent No. 1999249). We are therefore exploring our rat pluripotent cell technology and our inhibitor-based media as licensing and commercial opportunities.

Contract Services and Supply Agreements

Our team members have been at the forefront of the research, development, manufacture, and clinical translation of various different stem cells and cell-based therapies for over 20 years. We have demonstrated expertise in the development and implementation of state-of-the-art cell separation devices, bioreactors, closed systems, and robotic platforms for manufacture of cells at the required scales. Leveraging this expertise, we now offer contract services for process development, process scale-up/scale-out and production, including use of our automated TAP Biosystems CompacT® SelecT Robotic platform.

In an extension of the process development and production services we have been contracted to scale-up and supply quantities of cell lines, reagents, cell line derivatives, and assay protocols for use in client’s drug development and other programs.

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

Employees

As of December 31, 2013, we had 58 full-time employees, 13 of whom have Ph.D., M.D. or D.V.M. degrees. 47 full-time employees work in research and development and laboratory support services. No employees are covered by collective bargaining agreements. We consider our employee relations in general to be good.

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

Among our significant U.S. patents covering cell-based research tools and technologies are:

•

U.S. Patent Nos. 7,005,299 and 6,150,169, both entitled “Expression of heterologous genes according to a targeted expression profile,” which cover the use of a gene sequence called IRES (internal ribosome entry site), a pivotal technology to target exogenous gene expression in stem cells, thereby facilitating their identification and use; and

•

U.S. Patent Nos. 6,878,542 and 7,256,041, both entitled “Isolation, selection and propagation of animal transgenic stem cells,” and U.S. Patent No. 6,146,888, entitled “Method of enriching for mammalian stem cells,” which cover the isolation of stem cells using a nucleic acid construct including a selectable marker.

In October 2013, we acquired a portfolio of issued patents claiming compositions of human neural stem cells and their proliferation and use from NeuroSpheres Holdings, a Canadian holding company affiliated with the University of Calgary. Accordingly, of the patents identified above as being amongst our “significant” patents, eight are owned by us and five are exclusively licensed to us. The table below sets out the anticipated expiration dates of these patents absent the grant of any patent term extension, whether under the Hatch Waxman Act (Pub. L. 98-417) or otherwise:

Patents Owned	7,361,505 (2015); 6,497,872 (2019); 5,851,832 (2015); 6,294,346 (2018); 5,968,829 (2017); 7,153,686 (2019); 6,777,233 (2017); 6,468,794 (2019)

Patents Exclusively Licensed (licensor included):	7,005,299 (University of Edinburgh, 2014); 6,150,169 (University of Edinburgh, 2014); 6,878,542 (University of Edinburgh 2014); 7,256,041 (University of Edinburgh, 2014); 6,146,888 (University of Edinburgh, 2014)

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

Licenses Agreements

Since inception, we have entered into a number of license agreements with academic organizations and commercial entities, including NeuroSpheres, Ltd. (Neurospheres), ReNeuron Ltd. (ReNeuron), Stem Cell Therapeutics Corp. (SCT), genOway SA (genOway), and the University of Edinburgh, to either acquire or license out intellectual property rights. Under these license agreements, there are typically obligations of due diligence and the requirement to pay royalties on products that use patented technology licensed under these agreements. The license agreements with some of these institutions relate largely to stem or progenitor cells or to processes and methods for the isolation, identification, expansion, or culturing of stem or progenitor cells. Generally speaking, these license agreements will terminate upon expiration, revocation or invalidation of the licensed patents, unless governmental regulations require a shorter term. Typically, the licensee under each of these license agreements can terminate the agreement at any time upon notice. At this time, we do not believe the future success of our research and development efforts depend significantly on any particular license agreement or research collaboration. Nevertheless, we describe the more important license agreements below.

NeuroSpheres

In March 1994, we entered into a contract research and license agreement with NeuroSpheres, which was clarified in a license agreement dated as of April 1, 1997. Under the agreement as clarified, we obtained an exclusive patent license from NeuroSpheres in the field of transplantation, subject to a limited right of NeuroSpheres to purchase a nonexclusive license from us, which right was not exercised and has expired. We then developed additional intellectual property relating to the subject matter of the license. We entered into an additional license agreement with NeuroSpheres as of October 30, 2000, under which we obtained an exclusive license in the field of non-transplant uses, such as drug discovery. Together, our rights under these licenses were exclusive for all uses of the technology. All of the product-based royalty rates in the license agreement between the Company and NeuroSpheres were in the single digits. We made up-front payments to NeuroSpheres of 6,500 shares of our common stock in October 2000 and $50,000 in January 2001, and were required to make additional cash payments when milestones are achieved under the terms of the October 2000 agreement. In addition, in October 2000 we reimbursed NeuroSpheres for patent costs amounting to $341,000. Milestone payments, payable at various stages in the development of potential products, would total $500,000 for each product that is approved for market. In addition, beginning in 2004, annual payments of $50,000 became due, payable by the last day of the year and fully creditable against royalties due to NeuroSpheres under the October 2000 Agreement. In July 2008, we amended our 1997 and 2000 license agreements with NeuroSpheres. Six of the patents covered by the license agreements are the basis of our patent infringement suits against Neuralstem. Under the terms of the amendment, we agreed to pay all reasonable litigation costs, expenses and attorney’s fees incurred by NeuroSpheres in the declaratory judgment suit between us and Neuralstem. In return, we were entitled to off-set all litigation costs incurred in that suit against amounts that would otherwise be owed under the license agreements, such as annual maintenance fees, milestones and royalty payments.

In October, 2013, we acquired from NeuroSpheres the patent portfolio we licensed. As consideration for the patents, we issued 139,548 shares of unregistered common stock to NeuroSpheres. The acquisition relieves us from further milestone and royalty payments to NeuroSpheres., and all preexisting agreements were terminated.

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

Other Commercial Licenses

We have approximately thirteen other license agreements with commercial entities, which we entered into in the ordinary course of business to monetize certain of our patents. A number of these include sublicenses to certain patents exclusively licensed to us from either NeuroSpheres or the University of Edinburgh. Some of these are license agreements to commercialize cells. A number of these are license agreements to our research tools patents, such as the IRES and selectable marker technologies described above. We have an on-going licensing program at the Company with the goal of identifying likely infringers of our intellectual property rights in order to generate license revenues.

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

FDA programs to expedite drug development for serious conditions

We may avail of various FDA programs that are intended to facilitate and expedite development and review of new drugs to address unmet medical need in the treatment of serious or life-threatening conditions.

Breakthrough therapy designation

This program is intended to expedite the development and review of drugs for serious or life-threatening conditions. The criteria for breakthrough therapy designation require preliminary clinical evidence that demonstrates the drug may have substantial improvement on at least one clinically significant endpoint over available therapy. A breakthrough therapy designation conveys all of the fast track program features as well as more intensive FDA guidance on an efficient drug development program.

Fast Track Designation

This program is intended to facilitate the development and expedite the review of drugs to treat serious conditions and fill an unmet medical need. Designation may be granted on the basis of preclinical data. A sponsor of a drug that receives fast track designation will typically have more frequent interactions with FDA during drug development. In addition, products that have been designated as fast track can submit portions of a marketing application before submitting the complete application, known as rolling review.

Accelerated Approval

This program can be used for speeding the development and approval of promising therapies that treat a serious or life-threatening condition and provide meaningful therapeutic benefit over available therapies. Accelerated approval allows approval of a drug that demonstrates an effect on a “surrogate endpoint” that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality (IMM) that is reasonably likely to predict an effect on IMM or other clinical benefit. The accelerated approval pathway is most often useful in settings in which the disease course is long and an extended period of time is required to measure the intended clinical benefit of a drug, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. Nevertheless, even after the drug enters the market, the sponsor may be required to conduct post-marketing trials to verify and describe the drug’s clinical benefit. If further trials fail to verify the predicted clinical benefit, the FDA may withdraw approval. A drug that has received a breakthrough therapy designation or a fast track designation can be eligible for the accelerated approval pathway, if the relevant criteria are met.

FDA Human Cell and Tissue Regulations

Our research and development is based on the use of human stem and progenitor cells. The FDA has initiated a risk-based approach to regulating Human Cells, Tissues, and Human Cellular and Tissue-based products (HCT/P) and has published current Good Tissue Practice (GTP) regulations. As part of this approach, the FDA has published final rules for registration of establishments that recover, process, store, label, package, or distribute HCT/P or that screen or test the donor of HCT/P, and for the listing of such products. In addition, the FDA has published rules for determining the suitability of donors of cells and tissue, the eligibility of the cells and tissues for clinical use and for current good tissue practice for manufacturers using them. We have adopted policies and procedures to comply with these regulations.

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

The U.S. Patient Protection and Affordance Care Act and the Health Care and Education Reconciliation Act were signed into law in March 2010. A number of provisions of those laws require further rulemaking action by governmental agencies to implement. The laws change access to health care products and services and create new fees for the pharmaceutical and medical device industries. Future rulemaking could increase rebates, reduce prices or the rate of price increases for health care products and services, or require additional reporting and disclosure. The laws also include new authorization to the FDA to approve companies to market biosimilar products within the United States, although to date FDA rulemaking under this legislation has been limited. We cannot predict the timing or impact of any such future rulemaking on our business.

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

At present, our ability to progress as a company is significantly dependent on a single platform technology, our HuCNS-SC cells (purified human neural stem cells), and on early stage clinical trials. Any clinical, regulatory or other development that significantly delays or prevents us from completing any of our trials, any material safety issue or adverse side effect to any study participant in any of these trials, or the failure of these trials to show the results expected would likely depress our stock price significantly and could prevent us from raising the substantial additional capital we will need to further develop our cell technologies. Moreover, any material adverse occurrence in our first clinical trials could substantially impair our ability to initiate additional clinical trials to test our HuCNS-SC cells, whether in other potential indications or otherwise. This, in turn, could adversely impact our ability to raise additional capital and pursue our planned research and development efforts.

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

While regulatory agencies in the United States, Switzerland and Canada have approved the clinical study of our cells in a total of four indications, there can be no assurance that any of our clinical trials will be completed or result in a successful outcome.

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

Ultimately, if regulatory authorities do not approve our products or if we fail to maintain regulatory compliance, we would be unable to commercialize our products, and our business and results of operations would be harmed. Even if we do succeed in developing products, we will face many potential obstacles such as the need to develop or obtain manufacturing, marketing and distribution capabilities. Furthermore, because transplantation of cells is a new form of therapy, the marketplace may not accept any products we may develop.

Moreover, because our cell-based therapeutic products will be derived from tissue of individuals other than the patient (that is, they will be “non-self” or “allogeneic” transplant products), patients may require the use of immunosuppressive drugs. While immunosuppression is now standard in connection with allogeneic transplants of various kinds, such as heart or liver transplants, long-term maintenance on immunosuppressive drugs can result in complications such as infection, cancer, cardiovascular disease, and renal dysfunction. An immunosuppression regimen was used with our therapeutic product candidate in all our clinical trials to date.

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

We have payment obligations resulting from real property owned by us in Rhode Island, which diverts funding from our cell-based therapeutics research and development and enabling cell technologies programs.

We are obligated to make debt service payments and payments for operating costs for our former encapsulated cell therapy pilot manufacturing facility in Rhode Island, which we own. As of December 31, 2013, we have in aggregate, remaining principal and interest payments of approximately $137,000, which we are obligated to pay in full by July 2014. In addition, we currently have operating expenses of approximately $10,000 per month. We are not actively seeking subtenants, and we are actively seeking to dispose of our interests in this facility.

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

Our research and development efforts, as well as any ongoing or future clinical trials, and the manufacturing and marketing of any products we may develop, will be subject to, and restricted by, extensive regulation by governmental authorities in the United States and other countries. The process of obtaining FDA and other necessary regulatory approvals for human therapeutics is lengthy, expensive and uncertain. FDA and other legal and regulatory requirements applicable to the development and manufacture of the cells required for our preclinical and clinical products could substantially delay or prevent us from producing the cells needed to initiate additional clinical trials. We or our collaborators may fail to obtain the necessary approvals to commence or continue clinical testing or to manufacture or market our potential products in reasonable time frames, if at all. In addition, the U.S. Congress and other legislative bodies may enact regulatory reforms or restrictions on the development of new therapies that could adversely affect the regulatory environment in which we operate or the development of any products we may develop.

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

We are highly dependent on the principal members of our management, operations, and scientific staff, and on some of our outside consultants. Although we have entered into employment agreements with some of these individuals, they may terminate their agreements at any time. In addition, our operations are dependent upon our ability to attract and retain additional qualified scientific and management personnel. We may not be able to attract and retain the personnel we need on acceptable terms given the competition for experienced personnel among pharmaceutical, biotechnology and health care companies, universities and research institutions.

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

Our operations are concentrated in Northern California. The western United States has experienced a number of earthquakes, wildfires, flooding, landslides, and other natural disasters in recent years. These occurrences could damage or destroy our facilities which may result in interruptions to our business and losses that exceed our insurance coverage. In addition, we know that certain individuals are strenuously opposed to certain types of medical research, including animal testing and embryonic stem cell research engaged in by both us and many of our customers. Acts of both legal and illegal public protest, including picketing and bioterrorism, could affect the markets in which we operate and our business operations. Any of these events could cause a decrease in our actual and anticipated revenue, earnings, and cash flows.

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

Over the two-year period ended December 31, 2013, the trading price of our common stock as reported on NASDAQ ranged from a high of $2.66 to a low of $0.54 per share. As a result of this volatility, an investment in our stock is subject to substantial risk. Furthermore, the volatility of our stock price could negatively impact our ability to raise capital or acquire businesses or technologies.

Our stock could be delisted from the NASDAQ Capital Market, which could affect our stock’s market price and liquidity.

Our listing on the NASDAQ Capital Market is contingent upon meeting all the continued listing requirements of the NASDAQ Capital Market which include maintaining a minimum bid price of not less than $1.00 per share and a minimum of $2.5 million in stockholders’ equity. Our price per share and stockholders’ equity at December 31, 2013 was $1.23 and $15.0 million, respectively. If our common stock is delisted from the NASDAQ Capital Market, our ability to raise capital in the future may be limited. Delisting could also result in less liquidity for our stockholders and a lower stock price.

We are contractually obligated to issue shares in the future, diluting the interest of current stockholders.

As of December 31, 2013, there were outstanding warrants to purchase 16,267,659 shares of our common stock, at a weighted average exercise price of $3.27 per share, outstanding options to purchase 428,258 shares of our common stock, at a weighted average exercise price of $19.97 per share, and outstanding restricted stock units for 3,326,282 shares of our common stock. We expect to issue additional options and restricted stock units to purchase shares of our common stock to compensate employees, consultants and directors, and may issue additional shares to raise capital, to acquire other companies or technologies, to pay for services, or for other corporate purposes. Any such issuances will have the effect of diluting the interest of current stockholders.

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

In September 2010, we entered into a two-year sublease agreement with Caliper Life Sciences, Inc., for office and research space in a facility located in Mountain View, California. In June 2012, the sublease term was extended to September 30, 2013. We paid approximately $1,081,000 in aggregate as rent over the term of the lease. The lease terminated in accordance with its terms on September 30, 2013.

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

We own a 21,000 square-foot pilot manufacturing facility and a 3,000 square-foot cell processing facility in Rhode Island financed by bonds issued by the Rhode Island Industrial Facilities Corporation. As of December 31, 2013, we have in aggregate, remaining principal and interest payments of approximately $137,000, which we are obligated to pay in full by July 2014. We are actively seeking to dispose our remaining interests in these properties.

In January 2011, we amended the existing lease agreements of our wholly-owned subsidiary, Stem Cell Sciences (U.K.) Ltd, effectively reducing our leased office and lab space. The lease by its terms was extended to September 30, 2013. In October 2013, we signed a new three-year lease agreement for the leased space and expect to pay rent of approximately GBP 53,000 per annum. StemCells, Inc. is the guarantor of Stem Cell Sciences (U.K.) Ltd’s obligations under the existing lease. The lease gives SCS an option for early termination of the lease agreement.

Item 3.	LEGAL PROCEEDINGS

In July 2006, we filed suit against Neuralstem, Inc. in the Federal District Court for the District of Maryland, alleging that Neuralstem’s activities violate claims in four of the patents we exclusively licensed at the time from NeuroSpheres, specifically U.S. Patent No. 6,294,346 (claiming the use of human neural stem cells for drug screening), U.S. Patent No. 7,101,709 (claiming the use of human neural stem cells for screening biological agents), U.S. Patent No. 5,851,832 (claiming methods for proliferating human neural stem cells), and U.S. Patent No. 6,497,872 (claiming methods for transplanting human neural stem cells). In May 2008, we filed a second patent infringement suit against Neuralstem and its two founders, Karl Johe and Richard Garr. In this suit, which we filed in the Federal District Court for the Northern District of California, we allege that Neuralstem’s activities infringe claims in two patents we exclusively licensed at the time from NeuroSpheres, specifically U.S. Patent No. 7,361,505 (claiming composition of matter of human neural stem cells derived from any source material) and U.S. Patent No. 7,115,418 (claiming methods for proliferating human neural stem cells). In addition, we allege various state law causes of action against Neuralstem arising out of its repeated derogatory statements to the public about our patent portfolio. Also in May 2008, Neuralstem filed suit against us and NeuroSpheres in the Federal District Court for the District of Maryland seeking a declaratory judgment that the ‘505 and ‘418 patents are either invalid or are not infringed by Neuralstem and that Neuralstem has not violated California state law. In August 2008, the California court transferred our lawsuit against Neuralstem to Maryland for resolution on the merits. In July 2009, the Maryland District Court granted our motion to consolidate these two cases with the litigation we initiated against Neuralstem in 2006. Discovery is ongoing in these cases.

In addition to the actions described above, in April 2008, we filed an opposition to Neuralstem’s European Patent No. 0 915 968 (methods of isolating, propagating and differentiating CNS stem cells), because the claimed invention is believed by us to be unpatentable over prior art, including the patents we acquired from NeuroSpheres. In December 2010, the European Patent Office ruled that all composition claims in Neuralstem’s ‘968 European patent were invalid and unpatentable over prior art. Neuralstem has appealed this decision.

In October 2013, we acquired from NeuroSpheres a patent portfolio consisting of the patents we licensed from NeuroSpheres on an exclusive worldwide basis, including the six patents that are the subject of our patent infringement litigation against Neuralstem. As consideration for the patents, we issued 139,548 shares of unregistered common stock to NeuroSpheres. In connection with the patent acquisition, all preexisting agreements were terminated. The acquisition relieves us from further milestone and royalty payments to NeuroSpheres.

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

Market price and dividend information

Our stock is traded on the NASDAQ Capital Market under the symbol STEM. The quarterly ranges of high and low bid prices per share for the last two fiscal years as reported by NASDAQ are shown below:

	High	Low
2013
First Quarter	$2.12	$1.60
Second Quarter	$1.94	$1.40
Third Quarter	$1.83	$1.50
Fourth Quarter	$1.72	$1.16
2012
First Quarter	$1.18	$0.65
Second Quarter	$1.10	$0.54
Third Quarter	$2.66	$0.77
Fourth Quarter	$2.49	$1.50

No cash dividends have been declared on our common stock since our inception.

PERFORMANCE GRAPH

We show below the cumulative total return to our stockholders during the period from December 31, 2008 through December 31, 2013(1) in comparison to the cumulative return on the Standard & Poor’s 500 Index and the Amex Biotechnology Index during that same period.

The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013
StemCells, Inc.	$100.00	$92.65	$79.41	$6.03	$11.99	$9.04
S&P 500 Index	$100.00	$123.45	$139.23	$139.23	$157.90	$204.63
Amex Biotechnology Index	$100.00	$145.58	$200.51	$168.65	$239.05	$360.10

(1)	Cumulative total returns assume a hypothetical investment of $100 on December 31, 2008.

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

As of March 3, 2014, there were approximately 251 holders of record of our common stock and the closing price of our common stock on the NASDAQ Capital Market was $1.47 per share.

The number of record holders is based upon the actual number of holders registered on the books of our transfer agent at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations, or other entities identified in security position listings maintained by depository trust companies.

Recent	Sales of Unregistered Securities (last three years ending December 31, 2013)

In October, 2013, we acquired from NeuroSpheres a patent portfolio we licensed on an exclusive worldwide basis, including the six patents that are the subject of our patent infringement litigation against Neuralstem. As consideration for the patents, we issued 139,548 shares of unregistered common stock to NeuroSpheres. In connection with the patent acquisition, all preexisting agreements were terminated. The acquisition relieves us from further milestone and royalty payments to NeuroSpheres.

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

Equity Compensation Plan Information

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2013.

	Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Stock Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Stock Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a)) (c)
Equity compensation plans approved by security holders(1)	3,219,340	$2.66	6,100,573
Equity compensation plans not approved by security holders(2)	535,200	—	2,453,035

	3,754,540	$2.28	8,553,608

(1)	Consists of stock options issued to employees and directors, restricted stock units issued to employees and stock options issued as compensation to consultants for consultation services. These stock options and restricted stock units were issued under our 2001, 2004 and 2006 Equity Incentive Plans.
(2)	In 2012, we adopted by board action the 2012 Commencement Incentive Plan in accordance with NASDAQ Listing Rule 5635(c)(4) concerning inducement grants to new employees. Outstanding awards are restricted stock units.

Item 6.	SELECTED FINANCIAL DATA

The following selected financial and operating data are derived from our audited consolidated financial statements. The selected financial and operating data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the consolidated financial statements and notes thereto contained elsewhere in this Form 10-K.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share amounts)
Consolidated Statements of Operations
Revenue from licensing agreements and grants	$205	$512	$558	$928	$608
Revenue from product sales	998	856	663	499	385
Research and development expenses	20,534	15,847	19,938	21,019	19,930
General and administrative expenses	8,897	7,447	8,202	9,377	9,530
Wind-down expenses(1)	62	356	287	222	650
Impairment of intangible asset(2)	—	—	655	—	—
Gain (loss) on change in fair value of warrant liabilities(3)	3,253	(5,945)	6,612	3,005	1,899
Net loss	(26,439)	(28,491)	(21,329)	(25,244)	(27,026)
Basic and diluted loss per share	$(0.61)	$(0.99)	$(1.50)	$(2.05)	$(2.55)
Shares used in computing basic and diluted loss per share amounts	43,422	28,824	14,188	12,330	10,605

	December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Consolidated Balance Sheets
Cash and cash equivalents	$30,585	$8,471	$13,311	$19,708	$38,618
Marketable securities	—	13,901	3,281	191	197
Total assets	41,557	30,170	25,205	30,602	51,190
Accrued wind-down expenses(1)	—	1,103	2,135	3,300	4,506
Fair value of warrant liabilities(3)	5,542	9,265	6,042	6,672	9,677
Long-term debt, including capital leases(4)	9,274	138	331	540	785
Stockholders’ equity	14,954	13,985	10,725	15,481	30,495

(1)	Relates to wind-down and exit expenses in respect of our Rhode Island facility. See Note 11 “Wind-down and exit costs” in the Notes to the Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information.
(2)	Relates to the impairment of our in-process research and development (IPR&D) intangible asset related to our Assay Development Program. See Note 5 “Goodwill and Other Intangible assets” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information.
(3)	Relates to the fair value of warrants issued as part of our financings in November 2008, November 2009 and December 2011. See Note 13 “Warrant Liability” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information.
(4)	Data for 2013 relates to the loan agreements with Silicon Valley Bank and the California Institute for Regenerative Medicine. See Note 14 “Loan Payable” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward looking statements that involve substantial risks and uncertainties. Such statements include, without limitation, all statements as to expectation or belief and statements as to our future results of operations; the progress of our research, product development and clinical programs; the need for, and timing of, additional capital and capital expenditures; partnering prospects; costs of manufacture of products; the protection of, and the need for, additional intellectual property rights; effects of regulations; the need for additional facilities; and potential market opportunities. Our actual results may vary materially from those contained in such forward-looking statements because of risks to which we are subject, including the fact that additional trials will be required to confirm the safety and demonstrate the efficacy of our HuCNS-SC cells for the treatment of any disease or disorder; uncertainty as to whether the U.S. Food and Drug Administration (FDA), Swissmedic, Health Canada or other regulatory authorities will permit us to proceed with clinical testing of proposed products despite the novel and unproven nature of our technologies; the risk that our clinical trials or studies could be substantially delayed beyond their expected dates or cause us to incur substantial unanticipated costs; uncertainties in our ability to obtain the capital resources needed to continue our current research and development operations and to conduct the research, preclinical development and clinical trials necessary for regulatory approvals; the uncertainty regarding our ability to obtain a corporate partner or partners, if needed, to support the development and commercialization of our potential cell-based therapeutics products; the uncertainty regarding the outcome of our clinical trials or studies we may conduct in the future; the uncertainty regarding the validity and enforceability of our issued patents; the risk that we may not be able to manufacture additional master and working cell banks when needed; the uncertainty whether any products that may be generated in our cell-based therapeutics programs will prove clinically safe and effective; the uncertainty whether we will achieve significant revenue from product sales or become profitable; obsolescence of our technologies; competition from third parties; intellectual property rights of third parties; litigation risks; and other risks to which we are subject. Forward-looking statements speak only as of the date of this report. We do not undertake any obligation to publicly update any forward-looking statements. All forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth in “Risk Factors” in Part I, Item 1A of this Form 10-K.

Overview

The Company

We are engaged in researching, developing, and commercializing cell-based therapeutics and enabling tools and technologies for stem cell-based research and drug discovery and development. Our research and development (R&D) programs are primarily focused on identifying and developing potential cell-based therapeutics which can either restore or support organ function. In particular, since we relocated our operations to California in 1999, our R&D efforts have been directed at refining our methods for identifying, isolating, culturing, and purifying the human neural stem cell and developing this cell as potential cell-based therapeutics for the central nervous system (CNS). Our HuCNS-SC® cells (purified human neural stem cells) are currently in clinical development for several indications — chronic spinal cord injury, dry age-related macular degeneration (AMD) and Pelizeaus-Merzbacher disease (PMD), which is a myelination disorder in the brain. We are also conducting preclinical research to evaluate HuCNS-SC cells in Alzheimer’s disease.

In October 2012, we published in Science Translational Medicine, a peer-reviewed journal, the data from our four-patient Phase I clinical trial in PMD, which showed preliminary evidence of durable and progressive donor-derived myelination in all four patients. In addition, there were measurable gains in neurological function in three of the four patients, with the fourth patient clinically stable. We are conducting a Phase I/II clinical trial for the treatment of chronic spinal cord injury, which represents the first time that neural stem cells have been transplanted as a potential therapeutic agent for spinal cord injury. To accelerate patient enrollment, we have expanded this trial from a single-site, single-country study to a multi-site, multi-country program. This trial is being conducted in Switzerland, Canada, and the United States. Data from the first three patients demonstrated a favorable safety profile and multi-segment gains in sensory function in two of the three patients 12 months after transplantation of HuCNS-SC cells compared to pre-transplant baselines; the third patient remained stable. As of February 2014, a total of eleven patients have been dosed with our HuCNS-SC cells in this trial and we expect to complete enrollment of the final patient in the first quarter of 2014. We plan to initiate by the middle of 2014, a controlled Phase II efficacy study to further investigate our HuCNS-SC cells as a treatment for spinal cord injury. We are also conducting a Phase I/II clinical trial in dry AMD at three trial sites in the United States, and as of February 2014, have completed enrollment of the first of two planned patient cohorts with our HuCNS-SC cells. This cohort consisted of eight subjects. We expect to complete enrollment of the second cohort consisting of eight patients by the end of the second quarter of 2014.

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

In April 2013, we entered into an agreement with the California Institute for Regenerative Medicine (CIRM) under which CIRM will provide up to approximately $19.3 million as a forgivable loan, in accordance with mutually agreed upon terms and conditions and CIRM regulations. The CIRM loan will help fund preclinical development of our HuCNS-SC cells for Alzheimer’s disease. We received an initial disbursement of $3.8 million under the CIRM Loan Agreement in July 2013, and a subsequent disbursement of $3.8 million in January 2014. For a brief description of our significant therapeutic research and development programs see Overview “Research and Development Programs” in the Business Section of Part I, Item 1 of this Form 10-K.

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

The research markets served by our tools and technologies products are highly competitive, complex and dynamic. Technological advances and scientific discoveries have accelerated the pace of change in biological research, and stem cell technologies have been evolving particularly fast. We compete mainly by focusing on specialty media and antibody reagent products and human cell lines where we believe our expertise, intellectual property and reputation give us competitive advantage. We believe that, in this particular market niche, our products and technologies offer customers specific advantages over those offered by our competitors. We compete by offering innovative, quality-controlled products, consistently made and designed to produce reproducible results. For the year ended December 31, 2013, we generated revenues from the sale of specialty cell culture products of approximately $998,000. We can give no assurances that we will be able to continue to generate such revenues in the future.

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

In June 2013, Health Canada authorized us to expand our Phase I/II clinical trial for chronic spinal cord injury into Canada. The Phase I/II trial is designed to evaluate the safety and preliminary efficacy of our proprietary HuCNS-SC cells as a treatment for chronic spinal cord injury.

In July 2013, we formally launched our Alzheimer’s disease program, which is being supported by CIRM. The goal of the project is to file, within four years, an Investigational New Drug (IND) application with the U.S. Food and Drug Administration to evaluate our HuCNS-SC cells as a potential therapeutic for Alzheimer’s disease. CIRM has agreed to provide approximately $19.3 million in the form of a forgivable loan to help fund our preclinical development and IND-enabling activities, and in July we received an initial disbursement of $3.8 million from CIRM. The funding was awarded under CIRM’s Disease Team Therapy Development Award program (RFA 10-05) in September 2012. In January 2014, we received a second disbursement of $3.8 million.

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

In October 2013, the FDA authorized our IND application for clinical testing of our HuCNS-SC cells as a treatment for spinal cord injury. In October 2013, we presented the results of a four-year observation study in patients with NCL, who had been transplanted with our HuCNS-SC cells in our initial Phase I study. Key results include long-term evidence of safety, up to five years post transplantation, for the surgical transplantation of the HuCNS-SC cells into multiple sites in the brain and at doses of up to one billion cells. The study results represent the first, and thus far only, multi-year data set following transplantation of neural stem cells into human subjects, and support the feasibility of our approach in multiple neurological disorders. The data was presented by our co-principal investigator in the studies, at the Congress of Neurological Surgeons Annual Meeting in San Francisco, California.

In January 2014, a team at the University of Calgary successfully transplanted its first subject in our Phase I/II clinical trial in chronic spinal cord injury, with our HuCNS-SC cells. The ninth subject to enroll in the trial, which was initiated in Switzerland, is the first spinal cord injury patient to have undergone transplantation in North America. This expansion from a single-site, single-country study to a multi-site, multi-country program accelerates the current trial, which should complete enrollment of the remaining patients in the first quarter of 2014.

In February 2014, we completed enrollment of the first of two planned patient cohorts in our clinical trial of our proprietary HuCNS-SC cells for AMD. This cohort consisted of eight subjects, four of whom each received 200,000 cells and four of whom each received 1,000,000 cells. We expect to complete enrollment of the second cohort consisting of eight patients by the end of the second quarter of 2014, and we expect to initiate a controlled phase II efficacy proof-of-concept study by year end.

Financing and Other Business-related Activities

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

In June 2013, we entered into an agreement with an institutional investor, under which we have the right to sell up to $30.0 million of common stock to the institutional investor. Proceeds from any sales of stock under this agreement will be used for general corporate purposes. Under the terms of the agreement, we immediately sold 1,645,639 in shares of our common stock to the institutional investor at a purchase price of $1.823 per share and received gross proceeds of $3.0 million. We terminated this agreement in October 2013.

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

In October 2013, we acquired from NeuroSpheres the patents we had licensed on an exclusive worldwide basis, including the six patents that are the subject of our patent infringement litigation against Neuralstem. As consideration for the patents, we will issue 139,548 shares of unregistered common stock to NeuroSpheres. In connection with the acquisition, all preexisting agreements were terminated, including the license agreements, which thereby relieved us of further milestone and royalty payments to NeuroSpheres.

In November 2013, we announced that Greg Schiffman will join our executive team as Chief Financial Officer and Executive Vice President of Finance, effective January 1, 2014. In his new role, Mr. Schiffman will be responsible for all aspects of the Company’s financing activities, financial reporting and controls, corporate communications, and investor relations.

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

Warrant Liability

We account for our warrants in accordance with U.S. GAAP which defines how freestanding contracts that are indexed to and potentially settled in a company’s own stock should be measured and classified. Authoritative accounting guidance prescribes that only warrants issued by us under contracts that cannot be net-cash settled, and are both indexed to and settled in our common stock, can be classified as equity. As part of both our November 2008 and November 2009 financings, we issued warrants with five year terms to purchase 1,034,483 and 400,000 shares of our common stock at $23.00 and $15.00 per share, respectively. As part of our December 2011 financing, we issued Series A Warrants with a five year term to purchase 8,000,000 shares at $1.40 per share and Series B Warrants with a ninety trading day term to purchase 8,000,000 units at $1.25 per unit. Each unit underlying the Series B Warrants consisted of one share of our common stock and one Series A Warrant. In the first and second quarter of 2012, an aggregate of 2,700,000 Series B Warrants were exercised. For the exercise of these warrants, we issued 2,700,000 shares of our common stock and 2,700,000 Series A Warrants. The remaining 5,300,000 Series B Warrants expired unexercised by their terms on May 2, 2012. As terms of the warrants issued in 2008 and 2009, as well as the Series A and Series B Warrants, do not meet the specific conditions for equity classification, we are required to classify the fair value of these warrants as a liability, with subsequent changes in fair value to be recorded as income (loss) due to change in fair value of warrant liability. The fair value of the warrants issued in the 2008 and 2009 financings is determined using the Black-Scholes-Merton (Black-Scholes) option pricing model and the fair value of the Series A and Series B Warrants is determined using a Monte Carlo simulation model (see Note 13, “Warrant Liability”). The fair value is affected by changes in inputs to these models including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. The use of a Monte Carlo simulation model requires input of additional assumptions including the progress of our R&D programs and its affect on potential future financings. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability. The estimated fair value of our warrant liability at December 31, 2013, was approximately $5,542,000.

Stock-Based Compensation

U.S. GAAP requires us to recognize expense related to the fair value of our stock-based compensation awards, including employee stock options and restricted stock units. Employee stock-based compensation is estimated at the date of grant based on the award’s fair value using the Black-Scholes option pricing model and is recognized as expense ratably over the requisite service period. The Black-Scholes option pricing model requires the use of certain assumptions, the most significant of which are our estimates of the expected volatility of the market price of our stock, the expected term of the award, and the risk-free interest rate. Our estimate of the expected volatility is based on historical volatility. The expected term represents the period during which our stock-based awards are expected to be outstanding. In 2013, we estimated this amount based on historical experience of similar awards, giving consideration to the contractual terms of the awards, vesting requirements, and expectation of future employee behavior, including post-vesting terminations. Our estimate of the risk-free interest rate is based on U.S. Treasury debt securities with maturities close to the expected term of the option as of the date of grant. We review our valuation assumptions at each grant date and, as a result, our assumptions in future periods may change. At the end of each reporting period we estimate forfeiture rates based on our historical experience within separate groups of employees and adjust stock-based compensation expense accordingly. For the year ended December 31, 2013, employee and external services stock-based compensation expense (stock options, restricted stock units and 401(k) Plan employer match in form of shares) was approximately $2,609,000. As of December 31, 2013, total compensation cost related to unvested stock options and restricted stock units not yet recognized was approximately $4,275,000, which is expected to be recognized as expense over a weighted-average period of 3.0 years.

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

Goodwill and Other Intangible Assets (Patent and License Costs)

Goodwill of approximately $2,139,000 at December 31, 2013, relates to the acquisition of SCS operations. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. We test goodwill for impairment on an annual basis or more frequently if we believe indicators of impairment exist. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in the evaluations, and it is possible, even likely, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analysis are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period. We completed our annual impairment testing during the fourth quarter of 2013, and determined that there was no impairment of goodwill.

Other intangible assets, net were approximately $1,836,000 at December 31, 2013. Intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Prior to fiscal year 2001, we capitalized certain patent costs, which are being amortized over the estimated life of the patent and would be expensed at the time such patents are deemed to have no continuing value. Since 2001, all patent costs are expensed as incurred. License costs are capitalized and amortized over the estimated life of the license agreement. In December 2011, in part because of management’s decision to focus on our therapeutic product development programs and not to allocate time and resources to the assays technology, we determined that we could not predict the future cash flows from the intangible IPR&D asset related to the assays technology. Therefore, we determined that the intangible asset was impaired and wrote off the approximately $655,000 carrying value of the asset.

Impairment of Long-Lived Tangible Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If property, plant, and equipment are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its estimated fair market value. No such impairment was recognized during the year 2013.

Loan Payable

In April 2013, we entered into a Loan Agreement with Silicon Valley Bank (SVB) and received loan proceeds of $9,900,000, net of a $100,000 cash discount. The loan has a three-year term and bears interest at an annual rate of 6%. The loan obligations are secured by a first priority security interest on substantially all of our assets excluding intellectual property. There is also a final $1,000,000 fee payable at the end of the term which is being expensed over the term of the loan using the effective interest method. In conjunction with the Loan Agreement, we issued to SVB a ten year warrant to acquire 293,531 shares of common stock at an exercise price of $1.7034 per share. The warrant is immediately exercisable and expires in April 2023. We estimated the fair value of the warrant to be approximately $388,000 using the Black-Scholes option pricing model. We applied the relative fair value method to allocate the $9,900,000 net proceeds between the loan and warrant. The approximately $388,000 fair value allocated to the warrant was recorded as an increase to additional paid-in capital and as a discount to loan payable. Approximately $9,512,000 was assigned to the loan and was recorded as the initial carrying amount of the loan payable, net of discount. The approximately $388,000 fair value of the warrant and the $100,000 cash discount are both being amortized as additional interest expense over the term of the loan using the effective interest rate method. We also incurred loan issuance costs of approximately $117,000, which are recorded as deferred financing costs on the accompanying consolidated balance sheet and are being amortized to interest expense over the term of the Loan Agreement using the effective interest rate method. The effective interest rate used to amortize the deferred financing costs and the discount (including the fair value of the warrant and the cash discount), and for the accretion of the final payment, is 9.0%.

In April 2013, we entered into an agreement with the California Institute for Regenerative Medicine (CIRM) (the CIRM Loan Agreement) under which CIRM will provide up to approximately $19.3 million to help fund preclinical development and IND-enabling activities of our HuCNS-SC cells for Alzheimer’s disease. The funding is in the form of a forgivable loan, in accordance with mutually agreed upon terms and conditions and CIRM regulations, and is expected to be disbursed periodically by CIRM over the four-year project period subject to a number of preconditions, including the achievement of certain progress milestones and compliance with certain financial covenants. The loan is unsecured and the term of the loan is ten years and may be extended under certain circumstances. Initially, the loan will bear interest at the one year LIBOR rate plus two percent and will increase by 1% each year after year five. Interest will accrue with the first disbursement of loan funds, but we will not begin paying interest until year six. Repayment of the principal and any accrued and unpaid interest will be due and payable at the end of the term. We can prepay the CIRM loan at our election, either in whole or in part at any time and without a prepayment fee. In addition, the loan is forgivable so that our obligation to repay will be contingent upon the success of our HuCNS-SC cells as a treatment for Alzheimer’s disease. In July 2013, we received approximately $3.8 million as initial disbursement of the loan provided under the CIRM Loan Agreement, and a second disbursement of approximately $3.8 million in January 2014.

We classified our loan obligations with SVB and CIRM as loan payable, net of discount, current and non-current on our Consolidated Balance Sheet. See Note 14 “Loan payable” in the Notes to the Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information.

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

Results of Operations

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future due to the occurrence of material recurring and nonrecurring events, including without limitation the receipt and payment of recurring and nonrecurring licensing payments, the initiation or termination of clinical studies, research collaborations and development programs for both cell-based therapeutic products and research tools, unpredictable or unanticipated manufacturing and supply costs, unanticipated capital expenditures necessary to support our business, developments in on-going patent prosecution and litigation, the on-going expenses to maintain our Rhode Island facilities, and the costs associated with operating our California and Cambridge, U.K. facilities.

Revenue

Revenue totaled approximately $1,203,000 in 2013, $1,368,000 in 2012, and $1,221,000 in 2011.

				Change in 2013 Versus 2012		Change in 2012 Versus 2011
	2013	2012	2011	$	%	$	%
Revenue
Revenue from licensing agreements, grants and other	$205,302	$511,558	$557,880	$(306,256)	(60)%	$(46,322)	(8)%
Product sales	997,968	856,397	662,790	141,571	17%	193,607	29%

Total revenue	1,203,270	1,367,955	1,220,670	(164,685)	(12)%	147,285	12%

Cost of product sales	316,628	263,188	214,811	53,440	20%	48,377	23%

Gross profit	$886,642	$1,104,767	$1,005,859	$(218,125)	(20)%	$98,908	10%

Total revenue in 2013 was approximately $1,203,000, which was 12% lower than total revenue in 2012. In 2013, revenue from product sales increased 17%, or approximately $142,000, compared to 2012. This increase was primarily attributable to increased unit volumes in our SC Proven line of media and reagents. In 2013, approximately 42% of our product sales were in Europe, 39% were in Asia, 15% were in North America, and 4% were in other geographies. Aggregate licensing, grant and other revenue in 2013 were approximately $205,000 which was 60% or approximately $306,000 lower than aggregate licensing, grant and other revenue in 2012. The decrease was primarily attributable to lower licensing revenue in 2013. The 2012 licensing revenue includes a one-time fee from a license agreement with genOway, under which we granted genOway a worldwide, exclusive license to our IRES technology for use in the development and commercialization of genetically engineered mice. Grant revenue in 2013 and 2012 were not significant.

Total revenue in 2012 was approximately $1,368,000, which was 12% higher than total revenue in 2011. In 2012, revenue from product sales increased 29%, or approximately $194,000, compared to 2011. This increase was primarily attributable to increased unit volumes in our SC Proven line of media and reagents. In 2012, approximately 70% of our product sales were in Europe, 13% were in North America, and 17% were in Asia. Aggregate licensing, grant and other revenue in 2012 were relatively flat in 2012 as compared to 2011. Grant revenue in 2012 was not significant and licensing fees in 2012 was primarily from a license agreement with genOway, under which we granted genOway a worldwide exclusive license to our IRES technology for use in the development and commercialization of genetically engineered mice.

Operating Expenses

Operating expense totaled approximately $29,492,000 in 2013, $23,650,000 in 2012, and $29,082,000 in 2011.

				Change in 2013 Versus 2012		Change in 2012 Versus 2011
	2013	2012	2011	$	%	$	$
Operating Expenses
Research & development	$20,533,713	$15,846,829	$19,937,764	$4,686,884	30%	$(4,090,935)	(21)%
Selling, general & administrative	8,896,537	7,447,235	8,202,375	1,449,302	19%	(755,140)	(9)%
Wind-down expenses	61,837	356,379	287,122	(294,542)	(83)%	69,257	24%
Impairment of intangible asset	—	—	654,961	—	—	(654,961)	(100)%

Total operating expenses	$29,492,087	$23,650,443	$29,082,222	$5,841,644	25%	$(5,431,779)	(19)%

Research and Development Expenses

Our R&D expenses consist primarily of salaries and related personnel expenses, costs associated with clinical trials and regulatory submissions, costs associated with preclinical activities such as toxicology studies, costs associated with cell processing and process development, certain patent-related costs such as licensing, facilities related costs such as depreciation, lab equipment, and supplies. Clinical trial expenses include payments to vendors such as clinical research organizations, contract manufacturers, clinical trial sites, laboratories for testing clinical samples and consultants. Cumulative R&D costs incurred since we refocused our activities on developing cell-based therapeutics (fiscal years 2000 through 2013) were approximately $188 million. Over this period, the majority of these cumulative costs were related to: (i) characterization of our proprietary HuCNS-SC cells, (ii) expenditures for toxicology and other preclinical studies, preparation and submission of applications to regulatory agencies to conduct clinical trials and obtaining regulatory clearance to initiate such trials, all with respect to our HuCNS-SC cells, (iii) preclinical studies and development of our human liver engrafting cells, (iv) costs associated with cell processing and process development, and (v) costs associated with our clinical studies.

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

R&D expense totaled approximately $20,534,000 in 2013, as compared to $15,847,000 in 2012 and $19,938,000 in 2011. At December 31, 2013, we had 47 full-time employees working in research and development and laboratory support services as compared to 39 at December 31, 2012 and 40 at December 31, 2011.

2013 versus 2012. R&D expenses increased by approximately $4,687,000, or 30%, in 2013 compared to 2012. The increase was primarily attributable to (i) an increase of approximately $817,000 in expenses related to our clinical studies; primarily our Phase I/II clinical trial for the treatment of chronic spinal cord injury and our Phase I/II clinical trial in dry AMD, (ii) an increase in personnel costs of approximately $1,315,000 due to the addition of key personnel to strengthen our product development and clinical operations capabilities, (iii) an increase of approximately $1,361,000 in external services primarily related to preclinical studies of our HuCNS-SC cells, (iv) an increase of approximately $1,035,000 in supplies and validation expenses primarily related to manufacturing, quality control and process development activities to support our preclinical and clinical studies, and (v) an increase in other expenses of approximately $159,000. The increased R&D spending in 2013, reflects our on-going preparation to initiate a Phase II efficacy study in two indications (cervical spinal cord injury and AMD) in the second half of 2014.

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

SG&A expenses totaled approximately $8,897,000 in 2013, compared with $7,447,000 in 2012 and $8,202,000 in 2011.

2013 versus 2012. SG&A expenses increased by approximately $1,449,000, or 19%, in 2013 compared to 2012. This increase was primarily attributable to (i) an increase of approximately $1,020,000 in external services, primarily legal fees, and (ii) an increase in personnel costs of approximately $462,000. The increase was partially offset by a decrease of approximately $33,000 in net other expenses.

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

Wind-down Expenses

In connection with our wind-down of our research and manufacturing operations in Lincoln, Rhode Island, and the relocation of our corporate headquarters and remaining research laboratories to California in October 1999, we provided a reserve for our exit cost obligation. The reserve was for the estimated costs of our former research and administrative facility in Lincoln, which we held on a lease that terminated on June 30, 2013. We periodically re-evaluated and adjusted the reserve after considering various factors such as our lease payments through to the end of the lease, operating expenses, the real estate market in Rhode Island, and estimated subtenant income based on actual and projected occupancy. The reserve was approximately $854,000 at December 31, 2012. In the first and second quarter of 2013, aggregate payments net of subtenant income of approximately $916,000 were recorded against this reserve and approximately $62,000 in aggregate was expensed as additional wind-down expenses. We have closed this reserve as the lease and our related obligations terminated on June 30, 2013. See Note 11 “Wind-down and exit costs,” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information.

Other Income (Expense)

Other income totaled approximately $2,166,000 in 2013, compared with other expense of approximately $5,945,000 in 2012 and other income of $6,748,000 in 2011.

				Change in 2013 Versus 2012		Change in 2012 Versus 2011
	2013	2012	2011	$	%	$	%
Other income (expense)
Realized gain on sale of marketable securities	$—	$—	$83,750	$—	—	$(83,750)	(100)%
Change in fair value of warrant liability	3,253,253	(5,944,571)	6,612,092	9,197,824	(155)%	(12,556,663)	(190)%
Interest income	11,318	15,594	13,942	(4,276)	(27)%	1,652	12%
Interest expense	(1,166,782)	(50,193)	(71,363)	(1,116,589)	*	21,170	(30)%
Other income (expense), net	68,497	33,693	109,404	34,804	103%	(75,711)	(69)%

Total other income (expense), net	$2,166,286	$(5,945,477)	$6,747,825	$8,111,763	(136)%	$(12,693,302)	(188)%

*	Calculation is not meaningful.

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

Interest Income

Interest income totaled approximately $11,000 in 2013, $16,000 in 2012, and $14,000 in 2011. Interest income in 2013 was not significant and is from the investment of our cash balances in money market accounts and short-term money market instruments that are highly liquid and that preserves capital.

Interest Expense

Interest expense was approximately $1,167,000 in 2013, $50,000 in 2012, and $71,000 in 2011. Interest expense for 2013 was primarily from the accretion of discount, amortization of deferred financing costs and accrual of interest related to our loan agreement with SVB, and accrued interest related to our loan agreement with CIRM. See Note 14 “Loan Payable,” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information. The decrease in interest expense from 2011 to 2012 was primarily attributable to lower outstanding debt and capital lease balances.

Other Income (Expense), net

Other income, net totaled approximately $68,000 in 2013, $34,000 in 2012, and $109,000 in 2011.

Other income in 2013 includes approximately $61,000 of R&D tax credits due to our wholly-owned subsidiary Stem Cell Sciences (U.K.) Ltd. (SCS) and approximately $38,000 from a net gain on sale and disposal of equipment. The above income was offset by state franchise taxes of approximately $31,000. Other income, net in 2012 includes approximately $118,000 of R&D tax credits due to our wholly-owned subsidiary SCS. The above income was offset by state franchise taxes of approximately $35,000 and a loss on disposal of fixed assets of approximately $49,000. Other income, net in 2011 includes the receipt of approximately $150,000 as a break-up fee paid to us upon the expiration of an exclusivity period granted to a potential licensee. Other income, net was partially offset in 2011 by other expenses, primarily state franchise taxes.

Liquidity and Capital Resources

Since our inception, we have financed our operations through the sale of common and preferred stock, the issuance of long-term debt and capitalized lease obligations, revenue from research grants, license fees, product sales and interest income.

				Change in 2013 Versus 2012		Change in 2012 Versus 2011
	2013	2012	2011	$	%	$	%
At December 31:
Cash and highly liquid investments(1)	$30,585,424	$22,371,953	$16,591,852	$8,213,471	37%	$5,780,101	35%
Year ended December 31:
Net cash used in operating activities	$(23,286,001)	$(19,869,344)	$(22,058,283)	$(3,416,657)	17%	$2,188,939	(10)%
Net cash provided by (used in) investing activities	$8,999,906	$(10,691,831)	$(3,422,012)	$19,691,737	(184)%	$(7,269,819)	212%
Net cash provided by financing activities	$36,402,277	$25,737,110	$19,129,484	$10,665,167	41%	$6,607,626	35%

(1)	Cash and highly liquid investments include unrestricted cash, cash equivalents, and short-term and long-term marketable debt securities. See Note 2, “Financial Instruments,” in the Notes to the Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information.

Total cash and highly liquid investments were approximately $30,585,000 at December 31, 2013, compared with approximately $22,372,000 at December 31, 2012, and $16,592,000 at December 31, 2011.

Net Cash Used in Operating Activities

Cash used in operating activities was approximately $23,286,000 in 2013, $19,869,000 in 2012, and $22,058,000 in 2011. Cash used in operating activities is primarily driven by our net loss as adjusted for non-cash charges and differences in the timing of operating cash flows.

Net Cash Used in Investing Activities

Net cash from investing activities increased by approximately $19,692,000 in 2013 compared to 2012. The increase was primarily attributable to maturities of marketable debt securities in 2013. In 2013 we had net maturities of marketable debt securities of approximately $13,742,000 compared to net purchases of marketable securities of approximately $10,619,000 in 2012. This cash-inflow in 2013 was partially offset by an increase in net investment in leasehold improvements, equipment and other assets of approximately $4,669,000 in 2013 as compared to 2012. Net cash used in investing activities increased by approximately $7,270,000, or 212%, in 2012 compared to 2011. The increase was primarily attributable to an increase in net purchases of marketable debt securities in 2012 as compared to 2011. Our investment portfolio is comprised primarily of U.S. Treasury debt securities, which are classified as cash equivalents.

Net Cash Provided by Financing Activities

The increases in cash provided by financing activities from 2011 to 2013 were primarily attributable to higher net proceeds from sales of our common stock.

Listed below are key financing transactions entered into by us in 2013, 2012 and 2011:

•

In April 2013, we entered into a Loan Agreement with SVB and received loan proceeds of $9,900,000, net of a $100,000 cash discount. The loan has a three-year term and bears interest at an annual rate of 6%. We incurred loan issuance costs of approximately $117,000 and there is also a final $1,000,000 fee payment at the end of the term.

•

In 2013, sale of 1,733,771 shares of our common stock at an average price of $1.9134 per share for gross proceeds of approximately $3,317,000. These sales were made under the 2012 amended sales agreement and the sales agent is paid compensation up to 3% of gross proceeds pursuant to the terms of the agreement. The shares were offered under our shelf registration statement previously filed with, and declared effective by, the SEC.

•

In June 2013, we entered into an agreement with an institutional investor, under which we have the right to sell up to $30.0 million of common stock to the institutional investor. Under the terms of the agreement, we immediately sold 1,645,639 in shares of our common stock to the institutional investor at a purchase price of $1.823 per share, and received gross proceeds of $3,000,000. In consideration for entering into the agreement, we issued 329,131 shares of our common stock to the institutional investor. We did not receive any cash proceeds from the issuance of these 329,131 shares. Under this agreement, we had the right for a period of three years and at our sole discretion, to sell additional amounts up to $27.0 million of our common stock to the institutional investor subject to certain limitations. No warrants were issued in connection with this transaction. All shares sold were offered under our shelf registration statement previously filed with, and declared effective by, the SEC. The agreement was terminated by us in October 2013.

•	In July 2013, we received approximately $3,820,000 as the initial disbursement of the loan provided under the CIRM Loan Agreement.

•

In October 2013, we sold a total of 12,845,500 units in an underwritten public offering at a price of $1.45 per unit and received total proceeds, net of offering expenses, underwriting discounts and commissions, of approximately $17.3 million. Each unit sold consisted of one share of common stock, par value $.01 per share, and a warrant to purchase one- half share of common stock. The warrants have an exercise price of $1.80 per share, are exercisable immediately, and will expire five years from the date of issuance.

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

We intend to pursue opportunities to obtain additional financing in the future through equity and debt financings, grants and collaborative research arrangements. In December 2013, we filed with the SEC, and the SEC declared effective, a universal shelf registration statement which permits us to issue up to $100 million worth of registered debt and equity securities. Under this effective shelf registration, we have the flexibility to issue registered securities, from time to time, in one or more separate offerings or other transactions with the size, price and terms to be determined at the time of issuance. Registered securities issued using this shelf may be used to raise additional capital to fund our working capital and other corporate needs, for future acquisitions of assets, programs or businesses, and for other corporate purposes.

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

In December 2010, we entered into a commercial lease agreement with BMR-Gateway Boulevard LLC (BMR), as landlord, for office and research space at BMR’s Pacific Research Center in Newark, California. The initial term of the lease is approximately eleven and one-half years and includes escalating rent payments which we recognize as lease operating expense on a straight-line basis. We will pay approximately $17,869,000 in aggregate as rent over the term of the lease to BMR. Deferred rent for this facility was approximately $1,434,000 as of December 31, 2013, and approximately $1,389,000 as of December 31, 2012.

In March 2013, we entered into a commercial lease agreement with Prologis, L.P. (Prologis), as landlord, for office and research space in Sunnyvale, California. The facility is for operations that support our clinical development activities. The initial term of the lease is ten years and includes escalating rent payments which we recognize as lease operating expense on a straight-line basis. We will pay approximately $3,497,000 in aggregate rent over the term of the lease. As part of the lease, Prologis has agreed to provide us financial allowances to build initial tenant improvements, subject to customary terms and conditions relating to landlord-funded tenant improvements. The tenant improvements are recorded as leasehold improvement assets and amortized over the term of the lease. The financial allowances are treated as a lease incentive and recorded as deferred rent which is amortized as reductions to lease expense over the lease term. Deferred rent for this facility was approximately $391,000 as of December 31, 2013.

Operating Leases — Rhode Island

We entered into a fifteen-year lease agreement for a scientific and administrative facility (SAF) in Rhode Island in connection with a sale and leaseback arrangement in 1997. The lease term expired on June 30, 2013.

For the year 2013, we paid approximately $1,165,000 in operating lease payments and operating expenses net of sub-tenant income.

Operating Leases — United Kingdom

In January 2011, we amended the existing lease agreements of our wholly-owned subsidiary, Stem Cell Sciences (U.K.) Ltd, effectively reducing our leased office and lab space. The lease by its terms was extended to September 30, 2013. In October 2013, we signed a new three-year lease agreement for the leased space and expect to pay rent of approximately GBP 53,000 per annum. StemCells, Inc. is the guarantor of Stem Cell Sciences (U.K.) Ltd’s obligations under the existing lease. The lease gives SCS an option for early termination of the lease agreement.

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

Contractual Obligations

In the table below, we set forth our legally binding and enforceable contractual cash obligations at December 31, 2013:

	Total Obligations at 12/31/13	Payable in 2014	Payable in 2015	Payable in 2016	Payable in 2017	Payable in 2018	Payable in 2019 and Beyond
Operating lease payments	$18,070,975	$1,917,423	$1,912,217	$1,968,459	$2,014,706	$2,061,260	$8,196,910
Capital lease equipment (principal & interest)	55,329	24,284	21,591	9,454	—	—	—
Loan payable (principal & interest)(1)	10,084,748	4,322,035	4,322,035	1,440,678	—	—	—
Bonds Payable (principal & interest)(2)	136,852	136,852	—	—	—	—	—

Total contractual cash obligations	$28,347,904	$6,400,594	$6,255,843	$3,418,591	$2,014,706	$2,061,260	$8,196,910

(1)	See Note 14, “Loan Payable” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information.
(2)	See Note 12, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information.

We periodically enter into licensing agreements with third parties to obtain exclusive or non-exclusive licenses for certain technologies. The terms of certain of these agreements require us to pay future milestone payments based upon achievement of certain developmental, regulatory or commercial milestones. We do not anticipate making any milestone payments under any of our licensing agreements for 2014. Milestone payments beyond fiscal year 2014 cannot be predicted or estimated, due to the uncertainty of achieving the required developmental, regulatory or commercial milestones.

We do not have any material unconditional purchase obligations or commercial commitments related to capital expenditures, clinical development, clinical manufacturing, or other external services contracts at December 31, 2013.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued ASU 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”, an update to Topic 740, Income Taxes. This Update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this Update are expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. This update is effective for annual and interim reporting periods for fiscal years beginning after December 15, 2013. The adoption of the amended standard is not expected to have a material impact on our consolidated financial statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Credit Risks

Our interest-bearing assets, or interest-bearing portfolio, consist of cash, cash equivalents, and marketable debt securities. The balance of our interest-bearing portfolio was approximately $30,585,000, or 74%, of total assets at December 31, 2013 and $22,372,000, or 74%, of total assets at December 31, 2012. Interest income earned on these assets was approximately $11,000 in 2013 and $16,000 in 2012. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. At December 31, 2013, our cash equivalents were primarily composed of money market accounts comprised of U.S. Treasury debt securities and repurchase agreements. Our short-term marketable debt securities at December 31, 2012 were composed primarily of commercial paper and corporate debt securities. Generally, corporate obligations must have senior credit ratings of A2/A or the equivalent. See Note 1, “Summary of Significant Accounting Policies — Financial Instruments” and Note 2 “Financial Instruments” section in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further information.

Equity Security and Foreign Exchange Risks

Our foreign exchange risk is an exposure to foreign currency exchange rates on the earnings, cash flows and financial position of our foreign subsidiary in the United Kingdom. Financial statements of our foreign subsidiary are translated into U.S. dollars from U.K. pounds (GBP), using period-end exchange rates for assets and liabilities and average exchange rates for revenues and expenses. Adjustments resulting from translating net assets are reported as a separate component of “Accumulated other comprehensive income (loss)” within shareholders’ equity under the caption “Unrealized gain (loss) on foreign currency translation”. A hypothetical 10% weakening of the U.S. dollar in relation to the GBP would have resulted in an approximate $29,000 increase in our net loss reported for the year ended December 31, 2013. Because we are currently not subject to material foreign currency exchange risk with respect to revenue transactions and cash balances, we have not to date entered into any hedging contracts.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STEMCELLS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

StemCells, Inc.

We have audited the accompanying consolidated balance sheets of StemCells, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of StemCells, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

San Francisco, California

March 12, 2014

StemCells, Inc.

Consolidated Balance Sheets

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$30,585,424	$8,471,275
Marketable securities, current	—	13,900,678
Trade receivables	108,815	110,159
Other receivables	486,222	200,788
Prepaid assets	530,037	537,590
Deferred financing costs, current	46,420	—
Other current assets	83,537	820,827

Total current assets	31,840,455	24,041,317
Property, plant and equipment, net	5,304,684	1,375,329
Other assets, non-current	413,717	947,301
Goodwill	2,139,294	1,983,426
Other intangible assets, net	1,835,717	1,822,904
Deferred financing costs, non-current	23,307	—

Total assets	$41,557,174	$30,170,277

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,151,903	$999,365
Accrued expenses and other current liabilities	4,067,916	2,707,441
Accrued wind-down expenses, current	—	1,102,762
Deferred revenue, current	67,245	74,426
Capital lease obligation, current	21,316	6,888
Deferred rent, current	34,366	—
Bonds payable, current	125,000	206,250
Loan payable net of discount, current	3,664,370	—

Total current liabilities	9,132,116	5,097,132
Capital lease obligation, non-current	29,422	12,646
Bonds payable, non-current	—	125,000
Fair value of warrant liability	5,541,809	9,265,365
Other long-term liabilities	801,388	216,439
Loan payable net of discount, non-current	9,244,874	—
Deferred rent, non-current	1,790,943	1,389,342
Deferred revenue, non-current	62,910	79,736

Total liabilities	26,603,462	16,185,660
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.01 par value; 225,000,000 shares authorized; issued and outstanding 55,138,311 at December 31, 2013 and 37,506,305 at December 31, 2012	551,383	375,063
Additional paid-in capital	401,680,562	374,507,552
Accumulated deficit	(387,530,334)	(361,091,175)
Accumulated other comprehensive income	252,101	193,177

Total stockholders’ equity	14,953,712	13,984,617

Total liabilities and stockholders’ equity	$41,557,174	$30,170,277

See Notes to Consolidated Financial Statements.

StemCells, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2013	2012	2011
Revenue:
Revenue from licensing agreements, grants and other	$205,302	$511,558	$557,880
Revenue from product sales	997,968	856,397	662,790

Total revenue	1,203,270	1,367,955	1,220,670
Cost of product sales	316,628	263,188	214,811

Gross profit	886,642	1,104,767	1,005,859
Operating expenses:
Research and development	20,533,713	15,846,829	19,937,764
Selling, general and administrative	8,896,537	7,447,235	8,202,375
Wind-down expenses	61,837	356,379	287,122
Impairment of intangible asset	—	—	654,961

Total operating expenses	29,492,087	23,650,443	29,082,222

Operating loss	(28,605,445)	(22,545,676)	(28,076,363)
Other income (expense):
Realized gain on sale of marketable securities	—	—	83,750
Change in fair value of warrant liability	3,253,253	(5,944,571)	6,612,092
Interest income	11,318	15,594	13,942
Interest expense	(1,166,782)	(50,193)	(71,363)
Other income	68,497	33,693	109,404

Total other income (expense), net	2,166,286	(5,945,477)	6,747,825

Net loss	$(26,439,159)	$(28,491,153)	$(21,328,538)

Basic and diluted net loss per share	$(0.61)	$(0.99)	$(1.50)

Shares used to compute basic and diluted loss per share	43,422,001	28,824,417	14,187,885

See Notes to Consolidated Financial Statements.

StemCells, Inc.

Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
	2013	2012	2011
Net loss	$(26,439,159)	$(28,491,153)	$(21,328,536)
Other comprehensive income (loss)
Foreign currency translation adjustments	57,568	151,125	40,032
Unrealized gains (losses) on marketable securities	1,356	1,339	(119,041)

Other comprehensive income (loss)	58,924	152,464	(79,009)

Comprehensive loss	$(26,380,235)	$(28,338,689)	$(21,407,545)

See Notes to Consolidated Financial Statements.

StemCells, Inc.

Consolidated Statement of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2010	12,731,287	$127,313	$326,505,080	$(311,271,486)	$119,722	$15,480,629
Net loss	—	—	—	(21,328,536)	—	(21,328,536)
Unrealized gain on foreign currency translation	—	—	—	—	40,032	40,032
Change in unrealized loss on securities available-for-sale	—	—	—	—	(119,041)	(119,041)
Issuance of common stock and warrants, net of issuance cost of $1,522,083	9,525,116	95,251	13,697,089	—	—	13,792,340
Common stock issued pursuant to employee benefit plan	35,164	352	164,544	—	—	164,896
Compensation expense from grant of options, restricted stock units and stock (fair value)	32,631	326	3,095,717	—	—	3,096,043
Exercise of employee and director stock options	1,692	17	2,369	—	—	2,386
Exercise and net settlement of restricted stock units	102,065	1,021	(404,646)	—	—	(403,625)

Balances, December 31, 2011	22,427,955	224,280	343,060,153	(332,600,022)	40,713	10,725,124
Net loss	—	—	—	(28,491,153)	—	(28,491,153)
Unrealized gain on foreign currency translation	—	—	—	—	151,125	151,125
Change in unrealized loss on securities available-for-sale	—	—	—	—	1,339	1,339
Issuance of common stock and warrants, net of issuance cost of $900,992	14,546,042	145,460	28,580,047	—	—	28,725,507
Common stock for external services	102,058	1,021	174,214	—	—	175,235
Common stock issued pursuant to employee benefit plan	129,893	1,299	95,718	—	—	97,017
Compensation expense from grant of options, restricted stock units and stock (fair value)	182,502	1,825	2,654,059	—	—	2,655,884
Exercise of director stock options	3,629	36	3,593	—	—	3,629
Exercise and net settlement of restricted stock units	114,226	1,142	(60,232)	—	—	(59,090)

Balances, December 31, 2012	37,506,305	375,063	374,507,552	(361,091,175)	193,177	13,984,617
Net loss	—	—	—	(26,439,159)	—	(26,439,159)
Unrealized gain on foreign currency translation	—	—	—	—	57,568	57,568
Change in unrealized loss on securities available-for-sale	—	—	—	—	1,356	1,356
Issuance of common stock and warrants, net of issuance cost of $2,051,699	16,938,575	169,385	24,710,188	—	—	24,879,573
Common stock issued for external services	104,911	1,049	153,062	—	—	154,111
Common stock issued pursuant to employee benefit plan	82,863	829	131,242	—	—	132,071
Compensation expense from grant of options and restricted stock units (fair value)			2,322,489	—	—	2,322,489
Exercise of director stock options	3,452	35	3,417	—	—	3,452
Exercise and net settlement of restricted stock units	362,657	3,627	(345,993)	—	—	(342,366)
Common stock issued as consideration in the acquisition of a patent portfolio	139,548	1,395	198,605	—	—	200,000

Balances, December 31, 2013	55,138,311	$551,383	$401,680,562	$(387,530,334)	$252,101	$14,953,712

See Notes to Consolidated Financial Statements.

StemCells, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(26,439,159)	$(28,491,153)	$(21,328,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,058,725	991,721	1,207,911
Amortization of debt discount and issuance costs	288,951	—	—
Stock-based compensation for employees and external services	2,608,670	2,878,134	3,260,937
Loss (gain) on disposal of fixed assets	(38,854)	20,883	32,145
Write-down of fixed assets	—	27,500	—
Impairment of intangible asset	—	—	654,961
Gain on sale of marketable securities	—	—	(83,750)
Change in fair value of warrant liability	(3,253,253)	5,944,571	(6,612,092)
Changes in operating assets and liabilities:
Other receivables	(298,734)	39,825	(78,503)
Trade receivables	3,606	(50,451)	67,974
Prepaid and other current assets	801,611	22,232	495,662
Other assets	493,584	89,790	76,187
Accounts payable and accrued expenses	2,143,917	(409,333)	130,766
Accrued wind-down expenses	(1,102,762)	(1,032,024)	(1,165,585)
Deferred revenue	(24,270)	13,389	(18,903)
Deferred rent	435,967	85,572	1,302,543

Net cash used in operating activities	(23,322,001)	(19,869,344)	(22,058,283)

Cash flows from investing activities:
Purchases of marketable debt securities	(687,798)	(16,380,748)	(10,188,285)
Sales or maturities of marketable debt securities	14,430,000	5,762,000	6,905,000
Proceeds from sales of marketable equity securities	—	—	158,206
Purchases of property, plant and equipment	(4,680,796)	(73,083)	(296,933)
Proceeds from sale of property, plant and equipment	38,500	—	—
Acquisition of other assets	(64,000)	—	—

Net cash provided by (used) in investing activities	9,035,906	(10,691,831)	(3,422,012)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	23,491,597	19,747,550	19,774,820
Proceeds from the exercise of warrants	530,097	6,256,438	—
Proceeds from the exercise of stock options	3,452	3,629	2,386
Proceeds from loan payable, net of issuance costs	13,558,358	—	—
Payments related to net share issuance of stock based awards	(342,366)	(59,090)	(403,625)
Repayments of capital lease obligations	(12,396)	(20,167)	(67,847)
Repayments of debt obligations	(826,465)	(191,250)	(176,250)

Net cash provided by financing activities	36,402,277	25,737,110	19,129,484

Increase (decrease) in cash and cash equivalents	22,116,182	(4,824,065)	(6,350,811)
Cash and cash equivalents at beginning of year	8,471,275	13,311,261	19,707,821
Effects of foreign currency rate changes on cash	(2,033)	(15,921)	(45,749)

Cash and cash equivalents at end of the year	$30,585,424	$8,471,275	$13,311,261

Supplemental disclosure of cash flow information:
Interest paid	$427,040	$50,193	$71,363

Supplemental schedule of non-cash investing and financing activities:
Fair value of 329,131 shares issued as consideration under an equity financing agreement(1)	$600,006	$—	$—
Stock issued for an option agreement(2)	$—	$50,000	$—
Fair value of 139,548 shares issued as consideration in the acquisition of a patent portfolio(3)	$200,000	$—	$—
Equipment acquired under a capital lease(4)	$43,600	$21,721	$—

(1)	In June 2013, we entered into an agreement with an institutional investor, under which we have the right to sell up to $30.0 million of common stock to the institutional investor. In consideration for entering into the agreement, we issued 329,131 shares of our common stock to the institutional investor. We will not receive any cash proceeds from the issuance of these 329,131 shares. All shares sold or to be sold under this agreement are offered under our shelf registration statement previously filed with, and declared effective by, the SEC. In October 2013, we terminated the agreement without any cost or penalty.
(2)	In September 2012, we issued 24,753 shares of restricted common stock under the terms of an agreement with a developer of biological materials in return for certain product rights including an exclusive right of first offer to commercialize the developer’s products as may be developed on or before April 18, 2017.
(3)	In October, 2013, we acquired from NeuroSpheres a patent portfolio we licensed on an exclusive worldwide basis, including the six patents that are the subject of our patent infringement litigation against Neuralstem. As consideration for the patents, we issued 139,548 shares of unregistered common stock with a fair value of $200,000 to NeuroSpheres. In connection with the patent acquisition, all preexisting agreements were terminated. The acquisition relieves us from further milestone and royalty payments to NeuroSpheres.
(4)	Represents the present value of future minimum capital lease payments for equipment leased.

See Notes to Consolidated Financial Statements.

StemCells, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

Note 1. Summary of Significant Accounting Policies

Nature of Business

StemCells, Inc., a Delaware corporation, is a biopharmaceutical company that operates in one segment, the research, development, and commercialization of cell-based therapeutics and related technologies.

The accompanying consolidated financial statements have been prepared on the basis that we will continue as a going concern. Since inception, we have incurred annual losses and negative cash flows from operations and have an accumulated deficit of approximately $388 million at December 31, 2013. We have not derived significant revenue from the sale of products, and do not expect to receive significant revenue from product sales for at least several years. We may never be able to realize sufficient revenue to achieve or sustain profitability in the future.

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

Goodwill and Other Intangible Assets (Patent and License Costs)

Goodwill of approximately $2,139,000 at December 31, 2013, relates to the acquisition of SCS operations. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. We test goodwill for impairment on an annual basis or more frequently if we believe indicators of impairment exist. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in the evaluations, and it is possible, even likely, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analysis are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period. We completed our annual impairment testing during the fourth quarter of 2013, and determined that there was no impairment of goodwill.

Other intangible assets, net were approximately $1,836,000 at December 31, 2013. Intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In December 2011, in part because of management’s decision to focus on our therapeutic product development programs and not to allocate time and resources to the assays technology, we determined that we could not predict the future cash flows from the intangible IPR&D asset related to the assays technology. Therefore, we determined that the intangible asset was impaired and wrote off the approximately $655,000 carrying value of the asset.

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

Impairment of Long-Lived Tangible Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If property, plant, and equipment are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its estimated fair market value. In 2012, we recorded a charge of approximately $28,000 to adjust the fair value of certain lab equipment we expect to dispose. No such impairment was recognized during the year 2011 and 2013.

Warrant Liability

We account for our warrants in accordance with U.S. GAAP which defines how freestanding contracts that are indexed to and potentially settled in a company’s own stock should be measured and classified. Authoritative accounting guidance prescribes that only warrants issued by us under contracts that cannot be net-cash settled, and are both indexed to and settled in our common stock, can be classified as equity. As part of both our November 2008 and November 2009 financings, we issued warrants with five year terms to purchase 1,034,483 and 400,000 shares of our common stock at $23.00 and $15.00 per share, respectively. As part of our December 2011 financing, we issued Series A Warrants with a five year term to purchase 8,000,000 shares at $1.40 per share and Series B Warrants with a ninety trading day term to purchase 8,000,000 units at $1.25 per unit. Each unit underlying the Series B Warrants consisted of one share of our common stock and one Series A Warrant. In the first and second quarter of 2012, an aggregate of 2,700,000 Series B Warrants were exercised. For the exercise of these warrants, we issued 2,700,000 shares of our common stock and 2,700,000 Series A Warrants. The remaining 5,300,000 Series B Warrants expired unexercised by their terms on May 2, 2012. As terms of the warrants issued in 2008 and 2009, as well as the Series A and Series B Warrants, do not meet the specific conditions for equity classification, we are required to classify the fair value of these warrants as a liability, with subsequent changes in fair value to be recorded as income (loss) due to change in fair value of warrant liability. The fair value of the warrants issued in the 2008 and 2009 financings is determined using the Black-Scholes-Merton (Black-Scholes) option pricing model and the fair value of the Series A and Series B Warrants is determined using a Monte Carlo simulation model (see Note 13, “Warrant Liability”). The fair value is affected by changes in inputs to these models including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. The use of a Monte Carlo simulation model requires input of additional assumptions including the progress of our R&D programs and its affect on potential future financings. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability. The estimated fair value of our warrant liability at December 31, 2013, was approximately $5,542,000.

Revenue Recognition

We recognize revenue resulting from licensing agreements, government grants, and product sales.

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

We concluded that the realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. Deferred tax liabilities related to indefinite-lived assets that cannot be used as a source of taxable income to support the realization of deferred tax assets are reported as a net deferred tax liability. We reported as a long-term liability on our balance sheet, a net deferred tax liability of approximately $118,000 that is related to an indefinite-lived intangible acquired as part of the SCS operations.

Net Loss per Share

Basic net loss per share is computed based on the weighted-average number of shares of our common stock outstanding during the period. Diluted net loss per share is computed based on the weighted-average number of shares of our common stock and other dilutive securities.

The following are the basic and dilutive net loss per share computations for the last three fiscal years:

	2013	2012	2011
Net loss	$(26,439,159)	$(28,491,153)	$(21,328,536)
Weighted average shares outstanding used to compute basic and diluted net loss per share	43,422,001	28,824,417	14,187,885
Basic and diluted net loss per share	$(0.61)	$(0.99)	$(1.50)

Outstanding options, warrants and restricted stock units were excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive for all periods presented below:

	2013	2012	2011
Outstanding options	428,258	447,359	875,498
Restricted stock units	3,326,282	1,534,200	357,541
Outstanding warrants	16,267,659	9,935,912	17,434,483

Total	20,022,199	11,917,471	18,667,522

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net losses and other comprehensive income (or “OCI”). OCI includes certain changes in stockholders’ equity that are excluded from net losses. Specifically, we include in OCI changes in unrealized gains and losses on our marketable securities and unrealized gains and losses on foreign currency translations.

The components of our accumulated OCI, as of December 31 of each year shown, are as follows:

	2013	2012
Net unrealized gain (loss) on marketable securities	$—	$(1,356)
Unrealized gain on foreign currency translation	252,101	194,533

Accumulated other comprehensive income	$252,101	$193,177

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued ASU 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”, an update to Topic 740, Income Taxes. This Update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this Update are expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. This update is effective for annual and interim reporting periods for fiscal years beginning after December 15, 2013. The adoption of the amended standard is not expected to have a material impact on our consolidated financial statements.

Note 2. Financial Instruments

Cash, cash equivalents and marketable securities

The following table summarizes the fair value of our cash, cash equivalents and available-for-sale securities held in our investment portfolio:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013
Cash	$1,355,281	$—	$—	$1,355,281
Cash equivalents (money market accounts)	29,230,143	—	—	29,230,143

Total cash, cash equivalents, and marketable securities	$30,585,424	$—	$—	$30,585,424

December 31, 2012
Cash	$254,267	$—	$—	$254,267
Cash equivalents (money market accounts)	8,217,259	—	(252)	8,217,007
Marketable debt securities, current	13,901,782	—	(1,104)	13,900,678

Total cash, cash equivalents, and marketable securities	$22,373,308	$—	$(1,356)	$22,371,952

At December 31, 2013, our investments in money market accounts are through a money market fund that invests in high quality, short-term money market instruments which are classified as cash equivalents in the accompanying Consolidated Balance Sheet due to their short maturities. The investment seeks to provide the highest possible level of current income while still maintaining liquidity and preserving capital. From time to time, we carry cash balances in excess of federally insured limits. Our cash balance at December 31, 2013 includes approximately $146,000 held by our U.K. subsidiary.

We do not hold any investments that were in a material unrealized loss position as of December 31, 2013.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Assets measured at fair value as of December 31, 2013 and 2012 are classified below based on the three fair value hierarchy tiers described above.

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

The following table presents our financial assets and liabilities measured at fair value:

	Fair Value Measurement at Reporting Date Using		Unobservable Inputs (Level 3)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		As of December 31, 2013
Financial assets
Cash equivalents:
Money market funds	$821,335	$—	$—	$821,335
U.S. Treasury debt obligations	28,408,808	—	—	28,408,808

Total financial assets	$29,230,143	$—	$—	$29,230,143

Financial liabilities
Bond obligation	$—	$125,000	$—	$125,000
Loan payable net of discounts	—	—	12,909,244	12,909,244
Warrant liabilities	—	—	5,541,810	5,541,810

Total financial liabilities	$—	$125,000	$18,451,054	$18,576,054

Level 2 Reconciliation

The following table presents a roll forward for financial assets and liabilities measured at fair value using significant other observable inputs (Level 2) for 2013.

	Level 2 Beginning Balance 12/31/12 $	Net transfers (to) from Level 1 $	Change included in earnings $	Settled $	Level 2 Ending Balance 12/31/13 $
Marketable debt securities	13,900,678	(13,900,678)	—	—	—
Bond obligation	331,250	—	—	(206,250)	125,000
Warrant liabilities	107,968	—	(107,968)	—	—

Transfers from Level 2 to Level 1 for marketable debt securities are maturities of short term marketable debt securities into cash and cash equivalents.

Level 3 Reconciliation

The following table presents a roll forward for liabilities measured at fair value using significant unobservable inputs (Level 3) for 2013.

Warrant Liabilities
Balance at December 31, 2012	$9,157,397
Less fair value of warrants exercised	(470,303)
Add change in fair value of warrants	(3,145,285)

Balance at December 31, 2013	$5,541,809

Loan Payable
Balance at December 31, 2012	$—
Add loan proceeds	13,820,264
Less discount	(487,576)

Initial carrying value	$13,332,688
Less repayments of principal	(620,215)
Add accretion of discount	196,771

Balance at December 31, 2013	$12,909,244

Current portion	$3,664,370
Non-current portion	9,244,874

Balance at December 31, 2013	$12,909,244

Note 4. Property, Plant and Equipment

Property, plant and equipment balances at December 31 are summarized below:

	2013	2012
Building and improvements	$6,751,393	$3,441,192
Machinery and equipment	7,837,140	6,671,866
Furniture and fixtures	602,599	595,619

	15,191,132	10,708,677
Less accumulated depreciation and amortization	(9,886,448)	(9,333,348)

Property, plant and equipment, net	$5,304,684	$1,375,329

Depreciation and amortization expense was approximately $789,000 in 2013, $728,000 in 2012, and $842,000 in 2011.

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

The following table represents changes in goodwill in 2013:

Balance as of December 31, 2012	$1,983,426
Net deferred tax liability related to indefinite lived IPR&D	117,815
Foreign currency translation	38,053

Balance as of December 31, 2013	$2,139,294

The components of our other intangible assets at December 31, 2013 are summarized below:

Other Intangible Asset Class	Cost	Acquisition	Impairment	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Weighted- Average Amortization Period
Customer relationships and developed technology	$1,310,000	$—	$—	$(876,535)	$156,966	$590,431	8.0 years
In-process research and development	1,340,000	—	(654,961)	(270,687)	146,672	561,024	Indefinite
Trade name	310,000	—	—	(107,944)	41,748	243,804	15.0 years
Patents	979,612	264,000	—	(803,154)	—	440,458	17.0 years

Total other intangible assets	$3,939,612	$264,000	$(654,961)	$(2,058,320)	$345,386	$1,835,717	12.7 years

Amortization expense was approximately $269,000 in 2013, $264,000 in 2012, and $366,000 in 2011.

The expected future annual amortization expense for each of the next five years based on current balances of our intangible assets is as follows:

For the year ending December 31:
2014	$300,434
2015	$242,588
2016	$215,639
2017	$195,066
2018	$80,851

Note 6. Other Assets

Other assets, non-current at December 31 are summarized below:

	2013	2012
Prepaid royalties	$—	$614,488
Security deposit (buildings and equipment lease)	413,717	332,813

Total other non-current assets	$413,717	$947,301

Note 7. Accounts Payable

Accounts payable at December 31 are summarized below:

	2013	2012
External services	$863,030	$678,813
Supplies	263,866	216,900
Other	25,007	103,652

Total accounts payable	$1,151,903	$999,365

Note 8. Accrued Expenses and Other Current Liabilities

Accrued expenses at December 31 are summarized below:

	2013	2012
External services	$1,191,048	$900,580
Employee compensation	2,655,242	1,577,322
Other	221,626	229,539

Total accrued expenses and other current liabilities	$4,067,916	$2,707,441

Note 9. Other Long-Term Liabilities

	2013	2012
Accrued interest on loan payable	$497,134	$—
Employee compensation	186,439	216,439
Net deferred tax liability	117,815	—

Total accrued expenses and other current liabilities	$801,388	$216,439

Note 10. Stock-Based Compensation

We currently grant stock-based compensation under three equity incentive plans (2004, 2006 and 2013 Equity Incentive Plans) approved by the Company’s stockholders and one plan adopted in 2012 pursuant to NASDAQ Listing Rule 5635(c)(4) concerning inducement grants for new employees (our “2012 Commencement Incentive Plan”). As of December 31, 2013, we had 8,553,608 shares available to grant under the above mentioned plans. At our annual stockholders meeting held on June 12, 2007, our stockholders approved an amendment to our 2006 Equity Incentive Plan to provide for an annual increase in the number of shares of common stock available for issuance under the plan each January 1 (beginning January 1, 2008) equal to 4% of the outstanding common shares as of that date. The amendment further provided an aggregate limit of 3,000,000 shares issuable pursuant to incentive stock option awards under the plan. At our annual stockholders meeting held on December 20, 2013, our stockholders approved our 2013 Equity Incentive Plan to grant stock-based compensation of up to an initial 6,000,000 shares, plus an increase of 4% per year of the outstanding number of shares of our common stock beginning in January 1, 2015. Under the three stockholder-approved plans we may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, 401(k) Plan employer match in form of shares and performance-based shares to our employees, directors and consultants, at prices determined by our Board of Directors. Incentive stock options may only be granted to employees under these plans with a grant price not less than the fair market value on the date of grant. Under our 2012 Commencement Inducement Plan, we may only award options, restricted stock units and other equity awards to newly hired employees and newly engaged directors, in each case as allowed by NASDAQ listing requirements.

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

Our stock-based compensation expense for the last three fiscal years was as follows:

	2013	2012	2011
Research and development expense	$1,219,308	$1,280,298	$1,680,431
General and administrative expense	1,389,362	1,597,836	1,580,506

Total stock-based compensation expense and effect on net loss	$2,608,670	$2,878,134	$3,260,937

As of December 31, 2013, we have approximately $4,275,000 of total unrecognized compensation expense related to unvested awards granted under our various share-based plans that we expect to recognize over a weighted-average period of 3.0 years.

The fair value of options granted is estimated as of the date of grant using the Black-Scholes option pricing model and expensed on a pro-rata straight-line basis over the period in which the stock options vest. The Black-Scholes option pricing model requires certain assumptions as of the date of grant. The weighted-average assumptions used for the last three fiscal years are as follows:

	2013	2012	2011
Expected term (years)(1)	5.1	6.4	7.4
Risk-free interest rate(2)	1.2%	1.4%	2.7%
Expected volatility(3)	89.3%	78.4%	79.7%
Expected dividend yield(4)	0%	0%	0%

(1)	The expected term represents the period during which our stock-based awards are expected to be outstanding. We estimated this amount based on historical experience of similar awards, giving consideration to the contractual terms of the awards, vesting requirements, and expectation of future employee behavior, including post-vesting terminations.
(2)	The risk-free interest rate is based on U.S. Treasury debt securities with maturities close to the expected term of the option as of the date of grant.
(3)	Expected volatility is based on historical volatility over the most recent historical period equal to the length of the expected term of the option as of the date of grant.
(4)	We have neither declared nor paid dividends on any share of common stock and we do not expect to do so in the foreseeable future.

At the end of each reporting period, we estimate forfeiture rates based on our historical experience within separate groups of employees and adjust the stock-based compensation expense accordingly.

A summary of our stock option activity and related information for the last three fiscal years is as follows:

	Outstanding Options
	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
Balance at December 31, 2010	1,098,241	$20.20	6.1	$398,219
Granted	3,750	$7.30
Exercised	(1,692)	$1.41		$11,293
Cancelled (forfeited and expired)	(224,801)	$20.22

Balance at December 31, 2011	875,498	$20.13	5.5	$—
Granted	—
Exercised	(3,629)	$1.00		$4,319
Cancelled (forfeited and expired)	(424,510)	$20.86

Balance at December 31, 2012	447,359	$19.59	5.1	$2,175
Granted	—
Exercised	(3,452)	$1.00		$2,214
Cancelled (forfeited and expired)	(15,649)	$13.06

Balance at December 31, 2013	428,258	$19.97	4.3	$—

Exercisable at December 31, 2013	409,792	$20.42	4.2	$—

Vested and expected to vest(2)	426,027	$20.02	4.3	$—

(1)	Aggregate intrinsic value represents the value of the closing price per share of our common stock on the last trading day of the fiscal period in excess of the exercise price multiplied by the number of options outstanding or exercisable, except for the “Exercised” line, which uses the closing price on the date exercised.
(2)	Number of shares includes options vested and those expected to vest net of estimated forfeitures.

No options were granted in 2013 and 2012.The estimated weighted average fair value per share of options granted was approximately $5.31 in 2011, based on the assumptions in the Black-Scholes model discussed above. Total intrinsic value of options exercised at time of exercise was approximately $2,000 in 2013, $4,000 in 2012, and $11,000 in 2011.

The following is a summary of changes in unvested options:

Unvested Options	Number of Options	Weighted Average Grant Date Fair Value
Unvested options at December 31, 2012	64,503	$8.67
Granted	—	—
Vested	(45,564)	$8.91
Cancelled	(473)	$7.82

Unvested options at December 31, 2013	18,466	$8.11

The estimated fair value of options vested were approximately $406,000 in 2013, $627,000 in 2012 and $1,545,000 in 2011.

The following table presents weighted average exercise price and remaining term information about significant option groups outstanding at December 31, 2013:

Options Outstanding at December 31, 2013
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Term (Yrs.)	Weighted Average Exercise Price	Aggregate Intrinsic Value at December 31, 2013
Less than $10.00	4,050	7.3	$7.42	$—
$10.00 - $19.99	250,949	5.3	$12.65	—
$20.00 - $29.99	117,459	3.1	$23.22	—
$30.00 - $39.99	19,800	1.9	$36.46	—
$40.00 - $49.99	5,500	1.7	$46.51	—
$50.00 - $59.99	30,500	1.7	$53.94	—

	428,258	4.3	$19.97	$—

Vested Options Outstanding at December 31, 2013
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price
Less than $10.00	2,677	$7.45
$10.00 - $19.99	233,856	$12.81
$20.00 - $29.99	117,459	$23.22
$30.00 - $39.99	19,800	$36.46
$40.00 - $49.99	5,500	$46.51
$50.00 - $59.99	30,500	$53.94

	409,792	$20.42

Restricted Stock Units

We have granted restricted stock units (RSUs) to our directors and to certain employees which entitle the holders to receive shares of our common stock upon vesting of the RSUs. The fair value of restricted stock units granted are based upon the market price of the underlying common stock as if it were vested and issued on the date of grant.

A summary of our restricted stock unit activity for the year ended December 31, 2013 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2013	1,534,200	$2.10
Granted(1)	2,421,965	$1.80
Vested and exercised	(565,883)	$3.37
Cancelled	(64,000)	$1.61

Outstanding at December 31, 2013	3,326,282	$1.68

(1)	11,765 of these restricted stock units vested on the date of grant. 55,000 of these restricted stock units vest and convert into shares of our common stock after one year from the date of grant. 2,355,200 of these restricted stock units vest and convert into shares of our common stock over a four year period from the date of grant: one-fourth of the award will vest on each grant date anniversary following the grant.

Stock Appreciation Rights

In July 2006, we granted cash-settled Stock Appreciation Rights (SARs) to certain employees that give the holder the right, upon exercise, to the difference between the price per share of our common stock at the time of exercise and the exercise price of the SARs.

The SARs have a maximum term of ten years with an exercise price of $20.00, which is equal to the market price of our common stock at the date of grant. The SARs vest 25% on the first anniversary of the grant date and 75% vest monthly over the remaining three-year service period. All of the outstanding SARs as of December 31, 2013 are fully vested. Compensation expense is based on the fair value of SARs which is calculated using the Black-Scholes option pricing model.

The stock-based compensation expense and liability are re-measured at each reporting date through the earlier of date of settlement or forfeiture of the SARs.

The following is a summary of the changes in our outstanding SARs for the last three fiscal years:

	2013		2012		2011
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at January 1,	110,593	$20.00	115,187	$20.00	135,409	$20.00
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	—		(4,594)		(20,222)

Outstanding at December 31,	110,593	$20.00	110,593	$20.00	115,187	$20.00

Exercisable at December 31,	110,593	$20.00	110,593	$20.00	115,187	$20.00

For the year ended December 31, 2013, the re-measured liability related to the SARs reduced compensation expense by approximately $11,000.The total compensation expense related to SARs was approximately $18,000 in 2012 and for the year ended December 31, 2011, the re-measured liability related to the SARs reduced compensation expense by approximately $344,000. The resulting effect on net loss and net loss per share attributable to common stockholders is not likely to be representative of the effects in future periods, due to changes in the fair value calculation which is dependent on the stock price, volatility, interest and forfeiture rates, additional grants and subsequent periods of vesting. We will continue to recognize compensation cost each period, which will be the change in fair value from the previous period through the earlier date of settlement or forfeiture of the SARs.

Note 11. Wind-down and exit costs

Rhode Island

In connection with our wind-down of our research and manufacturing operations in Lincoln, Rhode Island, and the relocation of our corporate headquarters and remaining research laboratories to California in October 1999, we provided a reserve for our exit cost obligation. The reserve was for the estimated costs of our former research and administrative facility in Lincoln, which we held on a lease that terminated on June 30, 2013. We periodically re-evaluated and adjusted the reserve after considering various factors such as our lease payments through to the end of the lease, operating expenses, the real estate market in Rhode Island, and estimated subtenant income based on actual and projected occupancy. The reserve was approximately $854,000 at March 31, 2013. In 2013, payments net of subtenant income of approximately $916,000 were recorded against this reserve and approximately $62,000 as additional wind-down expenses. We have closed this reserve as the lease and our obligations related to it terminated on June 30, 2013.

The summary of the changes to our wind-down reserve related to this facility for 2013 and 2012 were as follows:

The components of our wind-down reserve at December 31 are as follows:

	2013	2012
Accrued wind-down reserve at beginning of period	$854,000	$1,683,000
Less actual expenses recorded against estimated reserve during the period	(916,000)	(1,185,000)
Additional expense recorded to revise estimated reserve	62,000	356,000

Revised reserve at period-end	—	854,000
Add deferred rent at period end	—	249,000

Total accrued wind-down expenses at period-end (current)	$—	$1,103,000

Note 12. Commitments and Contingencies

Bonds Payable

We entered into direct financing transactions with the State of Rhode Island and received proceeds from the issuance of industrial revenue bonds totaling $5,000,000 to finance the construction of Rhode Island’s pilot manufacturing facility. The related lease agreements are structured such that lease payments fully fund all semiannual interest payments and annual principal payments through maturity in August 2014. Interest rate for the remaining bond series is 9.5%. The outstanding principal was approximately $125,000 at December 31, 2013 and $331,000 at December 31, 2012. The bonds contain certain restrictive covenants which limit, among other things, the payment of cash dividends and the sale of the related assets.

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

In December 2010, we entered into a commercial lease agreement with BMR-Gateway Boulevard LLC (BMR), as landlord, for office and research space at BMR’s Pacific Research Center in Newark, California. The initial term of the lease is approximately eleven and one-half years and includes escalating rent payments which we recognize as lease operating expense on a straight-line basis. We will pay approximately $17,869,000 in aggregate as rent over the term of the lease to BMR. Deferred rent for this facility was approximately $1,434,000 as of December 31, 2013, and approximately $1,389,000 as of December 31, 2012.

In March 2013, we entered into a commercial lease agreement with Prologis, L.P. (Prologis), as landlord, for office and research space in Sunnyvale, California. The facility is for operations that support our clinical development activities. The initial term of the lease is ten years and includes escalating rent payments which we recognize as lease operating expense on a straight-line basis. We will pay approximately $3,497,000 in aggregate rent over the term of the lease. As part of the lease, Prologis has agreed to provide us financial allowances to build initial tenant improvements, subject to customary terms and conditions relating to landlord-funded tenant improvements. The tenant improvements are recorded as leasehold improvement assets and amortized over the term of the lease. The financial allowances are treated as a lease incentive and recorded as deferred rent which is amortized as reductions to lease expense over the lease term. Deferred rent for this facility was approximately $391,000 as of December 31, 2013.

Operating Leases — Rhode Island

We entered into a fifteen-year lease agreement for a scientific and administrative facility (SAF) in Rhode Island in connection with a sale and leaseback arrangement in 1997. The lease term expired on June 30, 2013. For the year 2013, we paid approximately $1,165,000 in operating lease payments and operating expenses net of sub-tenant income.

Operating Leases — United Kingdom

In January 2011, we amended the existing lease agreements of our wholly-owned subsidiary, Stem Cell Sciences (U.K.) Ltd, effectively reducing our leased office and lab space. The lease by its terms was extended to September 30, 2013. In October 2013, we signed a new three-year lease agreement for the leased space and expect to pay rent of approximately GBP 53,000 per annum. StemCells, Inc. is the guarantor of Stem Cell Sciences (U.K.) Ltd’s obligations under the existing lease. The lease includes an option for early termination of the lease agreement.

With the exception of the operating leases discussed above, we have not entered into any significant off balance sheet financial arrangements and have not established any special purpose entities. We have not guaranteed any debts or commitments of other entities or entered into any options on non-financial assets.

The table below summarizes the components of rent expense for the fiscal year ended December 31, as follows:

	2013	2012	2011
Rent expense	$2,612,899	$2,932,104	$4,193,433
Sublease income	(53,726)	(411,885)	(424,847)

Rent expense, net	$2,559,173	$2,520,219	$3,768,586

Future minimum payments under all leases, bond payable and loan payable at December 31, 2013 are as follows:

	Bonds Payable	Loan(1) Payable	Capital Leases	Operating Leases
2014	$136,852	$4,322,035	$24,284	$1,917,423
2015	—	4,322,035	21,591	1,912,217
2016	—	1,440,678	9,454	1,968,459
2017	—	—	—	2,014,706
2018	—	—	—	2,061,260
Thereafter	—	—	—	8,196,910

Total minimum lease payments	136,852	10,084,748	55,329	$18,070,975

Less amounts representing interest	11,852	704,963	4,591

Principal amounts of bond payable, loan payable and capital lease obligations	125,000	9,379,785	50,738
Less current maturities	125,000	3,857,971	20,936

Bond payable, loan payable and capital lease obligations, less current maturities	$—	$5,521,814	$29,802

(1)	Approximately $3.8 million received as initial disbursement of the loan provided under the CIRM Loan Agreement is not included. In April 2013, we entered into an agreement with CIRM under which CIRM will provide up to approximately $19.3 million to help fund preclinical development and IND-enabling activities of our HuCNS-SC cells for Alzheimer’s disease. The funding is in the form of a forgivable loan, in accordance with mutually agreed upon terms and conditions and CIRM regulations, and is expected to be disbursed periodically by CIRM over the four-year project period subject to a number of preconditions, including the achievement of certain progress milestones and compliance with certain financial covenants. The loan is unsecured and the term of the loan is ten years and may be extended under certain circumstances.

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

In October, 2013, we acquired from NeuroSpheres a patent portfolio consisting of the patents we licensed from NeuroSpheres on an exclusive worldwide basis, including the six patents that are the subject of our patent infringement litigation against Neuralstem. As consideration for the patents, we issued 139,548 shares of unregistered common stock to NeuroSpheres. In connection with the patent acquisition, all preexisting agreements were terminated. The acquisition relieves us from further milestone and royalty payments to NeuroSpheres.

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

The assumptions used for the Black-Scholes option pricing model are as follows:

	To Calculate Fair Value of Warrant Liability at December 31,
	2013	2012
Expected life (years)	0.4	1.4
Risk-free interest rate	0.1%	0.2%
Expected volatility	46.1%	108.2%
Expected dividend yield	0%	0%

	At December 31, 2013	At December 31, 2012	Change in Fair Value of Warrant Liability in Year 2013
Fair value of warrant liability	$—	$44,628	$(44,628)

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

The assumptions used for the Black-Scholes option pricing model are as follows:

	To Calculate Fair Value of Warrant Liability at
	December 31, 2013	December 31, 2012
Expected life (years)	1.3	2.3
Risk-free interest rate	0.2%	0.3%
Expected volatility	48.2%	94.5%
Expected dividend yield	0%	0%

	At December 31, 2013	At December 31, 2012	Change in Fair Value of Warrant Liability in Year 2013
Fair value of warrant liability	$—	$63,340	$(63,340)

In December 2011, we raised gross proceeds of $10,000,000 through a public offering of 8,000,000 units and 8,000,000 Series B Warrants. The combination of units and Series B Warrants were sold at a public offering price of $1.25 per unit. Each Series B Warrant gave the holder the right to purchase one unit at an exercise price of $1.25 per unit and was exercisable until May 2, 2012, the 90th trading day after the date of issuance. Each unit consists of one share of our common stock and one Series A Warrant. Each Series A Warrant gives the holder the right to purchase one share of our common stock at an initial exercise price of $1.40 per share. The Series A Warrants are immediately exercisable upon issuance and will expire in December 2016. In 2012, an aggregate of 2,700,000 Series B Warrants were exercised. For the exercise of these warrants, we issued 2,700,000 shares of our common stock and 2,700,000 Series A Warrants. The remaining 5,300,000 Series B Warrants expired unexercised by their terms on May 2, 2012. In 2012 and 2013, an aggregate of 2,198,571 and 384,534 Series A Warrants were exercised, respectively. For the exercise of these warrants, in 2012 and 2013, we issued 2,198,571 and 384,534 shares of our common stock and received gross proceeds of approximately $3,078,000 and $538,000, respectively. The shares were offered under our shelf registration statement previously filed with previously filed with, and declared effective by, the SEC.

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

The assumptions used for the Monte Carlo simulation model to value the outstanding Series A Warrants at December 31, 2013 are as follows:

Risk-free interest rate per year	0.8%
Expected volatility per year	85.2%
Expected dividend yield	0%
Expected life (years)	3.0

The use of the Monte Carlo simulation model requires the input of additional subjective assumptions including the progress of our R&D programs and its affect on potential future financings.

The following table is a summary of the changes in fair value of warrant liability for the Series A Warrants in 2013:

	Series A
	Number of Warrants	Fair value $
Balance at December 31, 2012	8,501,429	$9,157,397
Less exercised	(384,534)	(470,303)
Changes in fair value	—	(3,145,285)

Balance at December 31, 2013	8,116,895	$5,541,809

The following table is a summary of our warrant liability as of December 31, 2013:

Warrants	Number Outstanding	Exercise Price ($) per share	Fair value
Warrants issued in 2008	1,034,483	23.00	$—
Warrants issued in 2009	400,000	15.00	—
Series A Warrants	8,116,895	1.40	5,541,809

Total	9,551,378		$5,541,809

Note 14. Loan Payable

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

We also incurred loan issuance costs of approximately $117,000, which are recorded as deferred financing costs on the accompanying consolidated balance sheet and are being amortized to interest expense over the term of the Loan Agreement using the effective interest rate method.

The effective interest rate used to amortize the deferred financing costs and the discount (including the fair value of the warrant and the cash discount), and for the accretion of the final payment, is 9.0%.

Loan Agreement with California Institute for Regenerative Medicine

In April 2013, we entered into an agreement with the California Institute for Regenerative Medicine (CIRM) (the CIRM Loan Agreement) under which CIRM will provide up to approximately $19.3 million to help fund preclinical development and IND-enabling activities of our HuCNS-SC cells for Alzheimer’s disease. This funding was awarded in September 2012 under CIRM’s Disease Team Therapy Development Award program (RFA 10-05), and the goal of the research is to file an Investigational New Drug application with the U.S. Food and Drug Administration within four years. The funding is in the form of a forgivable loan, in accordance with mutually agreed upon terms and conditions and CIRM regulations, and is expected to be disbursed periodically by CIRM over the four-year project period subject to a number of preconditions, including the achievement of certain progress milestones and compliance with certain financial covenants. The loan is unsecured and the term of the loan is ten years and may be extended under certain circumstances. Initially, the loan will bear interest at the one year LIBOR rate plus two percent and will increase by 1% each year after year five. Interest will accrue with the first disbursement of loan funds, but we will not begin paying interest until year six. Repayment of the principal and any accrued and unpaid interest will be due and payable at the end of the term. We can prepay the CIRM loan at our election, either in whole or in part at any time and without a prepayment fee. In addition, the loan is forgivable so that our obligation to repay will be contingent upon the success of our HuCNS-SC cells as a treatment for Alzheimer’s disease. In July 2013 and January 2014, we received approximately $3.8 million in each month as initial and subsequent disbursement respectively of the loan provided under the CIRM Loan Agreement.

The following table is a summary of the changes in the carrying value of our loan payable:

	Silicon Valley Bank Loan	CIRM Loan	Total
Loan proceeds	$10,000,000	$3,820,264	$13,820,264
Cash discount	(100,000)		(100,000)
Fair value of warrants issued	(387,576)	—	(387,576)

Initial carrying value	9,512,424	3,820,264	13,332,688
Repayment of principal	(620,215)	—	(620,215)
Accretion of discount	196,771	—	196,771

Carrying value of loan payable at 12/31/2013 (current and non-current)	$9,088,980	$3,820,264	$12,909,244

Carrying value of loan payable, current portion	$3,664,370	$—	$3,664,370
Carrying value of loan payable, non-current portion	5,424,610	3,820,264	9,244,874

Total loan payable at 12/31/2013	$9,088,980	$3,820,264	$12,909,244

Note 15. Common Stock

In December 2013, at our 2013 Annual Meeting of Stockholders, the proposal to amend our Certificate of Incorporation to increase the number of authorized shares of common stock from 75,000,000 to 225,000,000 was approved. We have neither declared nor paid dividends on any share of common stock and do not expect to do so in the foreseeable future.

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

•

In 2013, we sold an aggregate of 1,733,771 shares of our common stock at an average price per share of $1.91 for gross proceeds of approximately $3,317,000. These sales were made under a sales agreement entered into in June 2009 (2009 sales agreement) and the sales agent was paid compensation equal to 3% of gross proceeds pursuant to the terms of the agreement. The shares were offered under our shelf registration statement previously filed with, and declared effective by, the SEC.

•

In 2013, an aggregate of 384,534 Series A Warrants were exercised. For the exercise of these warrants, we issued 384,534 shares of our common stock and received gross proceeds of approximately $538,000.

•

In 2012, we sold an aggregate of 9,647,471 shares of our common stock at an average price per share of $2.12 for gross proceeds of approximately $20,452,000. These sales were made under the 2009 sales agreement and the sales agent was paid compensation equal to 3% of gross proceeds pursuant to the terms of the agreement. The shares were offered under our shelf registration statement previously filed with, and declared effective by, the SEC.

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

Stock Issued For Technology Licenses

In October 2013, we acquired from NeuroSpheres a patent portfolio we licensed on an exclusive worldwide basis, including the six patents that are the subject of our patent infringement litigation against Neuralstem. As consideration for the patents, we issued 139,548 shares of unregistered common stock with a fair value of $200,000 to NeuroSpheres. In connection with the patent acquisition, all preexisting agreements were terminated. The acquisition relieves us from further milestone and royalty payments to NeuroSpheres

Common Stock Reserved

We reserved the following shares of common stock for the exercise of options, warrants and other contingent issuances of common stock, as of December 31, 2013:

Shares reserved for share based compensation	12,308,148
Shares reserved for warrants related to financing transactions	16,267,659

Total	28,575,807

Note 16. Deferred Revenue

Deferred revenue includes unamortized upfront licensing fees received of approximately $107,000 and prepaid orders for our SC Proven products of approximately $23,000. The up-front license fee is being amortized and recognized as revenue over a period of twelve years. Revenue from sale of our SC Proven products is recognized when shipped.

Note 17. 401(k) Plan

Our 401(k) Plan covers substantially all of our employees. Participants in the plan are permitted to contribute a fixed percentage of their total annual cash compensation to the plan (subject to the maximum employee contribution defined by law). We match 50% of employee contributions, up to a maximum of 6% of each employee’s eligible compensation in the form of shares of our common stock. We recorded an expense of $132,000 in 2013, $130,000 in 2012, and $165,000 in 2011 for our contributions under our 401(k) Plan.

Note 18. Income Taxes

Loss before income taxes is attributed to the following geographic locations for the years ended December 31,

	2013	2012
United States	$26,080,000	$28,356,000
Foreign	359,000	133,000

Total loss before income taxes	$26,439,000	$28,489,000

We follow authoritative guidance regarding accounting for uncertainty in income taxes, which prescribes a recognition threshold a tax position is required to meet before being recognized in the financial statements. As of December 31, 2013 and 2012, we have not recorded any unrecognized tax benefits. Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities at December 31 are as follows:

	2013	2012
Deferred tax assets:
Capitalized research and development costs	$59,426,000	$53,824,000
Net operating losses	56,906,000	53,687,000
Research and development credits	8,931,000	7,777,000
Accrued wind down cost	—	292,000
Stock-based compensation	1,063,000	853,000
Capital loss carryover	541,000	544,000
Fixed assets	452,000	430,000
Other	1,289,000	1,002,000

	128,608,000	118,409,000
Valuation allowance	(128,315,000)	(118,045,000)

Total deferred tax assets	$293,000	$364,000

Deferred tax liability:
Intangible assets	(293,000)	(364,000)

Total deferred tax liability	$(293,000)	$(364,000)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $10,270,000 in 2013 and by approximately $864,000 in 2012.

As of December 31, 2013, we had the following:

•

Net operating loss carry forwards for federal income tax purposes of approximately $154,541,000 which expire in the years 2018 through 2033. This includes $1,792,000 of excess deductions from the exercise of stock options, the benefit of which will be recorded in additional paid-in-capital when realized

•	Federal research and development tax credits of approximately $5,656,000 which expire in the years 2018 through 2033.

•

Net operating loss carry forwards for state income tax purposes of approximately $43,747,000 which expire in the years 2014 through 2033. This includes $1,362,000 of excess deductions from the exercise of stock options, the benefit of which will be recorded in additional paid-in-capital when realized.

•	State research and development tax credits of approximately $4,962,000 ($3,275,000 net of federal tax effect) which do not expire.

•	Net operating loss carry forwards in foreign jurisdictions of approximately $11,896,000 which do not expire.

•	Capital loss carry forwards for federal and state income tax purposes of $1,592,000 which expire in the years 2014 through 2016.

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

The effective tax rate as a percentage of income before income taxes differs from the statutory federal income tax rate (when applied to income before income taxes) for the years ended December 31 as follows:

	2013	2012	2011
Statutory federal income tax (benefit) rate	(34)%	(34)%	(34)%
State income tax (benefit) rate	—	(3.3)	(3.4)
Increase resulting from:
Expenses not deductible for taxes	0.5	8.8	(6.7)
Increase in valuation allowance	38.8	3.7	32.8
Change in state deferred tax rate	1.1	17.7	0
Change in foreign deferred tax rate	0.9	1.8	0
Expiration of tax attributes	0.5	5.3	11.3
Prior year true up	(0.7)	—	—
Tax credits	(3.0)	—	—
Warrant valuation	(4.1)	—	—

Effective tax (benefit) rate	0%	0%	0%

We did not have any unrecognized tax benefits at December 31, 2013. Our policy is to recognize interest and penalties related to income tax matters in income tax expense. Because we have no tax liabilities, no tax-related interest and penalties have been expensed in our consolidated statements of operations during 2013 or accrued as a liability in our consolidated balance sheets at December 31, 2013. We do not anticipate any significant changes to total unrecognized tax benefits as a result of settlement of audits or the expiration of statute of limitations within the next twelve months.

We file U.S. federal income tax returns, as well as tax returns with the State of California and the State of Rhode Island. Due to the carry forward of unutilized net operating losses and research and development credits, our federal tax returns from 1998 forward remain subject to examination by the Internal Revenue Service, and our State of California tax returns from 2001 forward and our State of Rhode Island tax returns from 2009 forward remain subject to examination by the respective state tax authorities. We file income tax returns in various foreign jurisdictions. Tax years from 2007 forward remain subject to examination by the appropriate foreign governmental agencies.

Note 19. Accumulated Other Comprehensive Income

The following table sets forth the changes in accumulated other comprehensive loss by component for the year ended December 31, 2013:

	Unrealized Gain (loss) on Other Available-for-Sale Securities	Foreign Currency Translation	Total
Beginning balance	$(1,356)	$194,533	$193,177
Other comprehensive income before reclassifications	1,356	57,568	58,924
Amounts reclassified from accumulated other comprehensive loss	—	—	—

Net current-period other comprehensive income (loss)	1,356	57,568	58,924

Ending balance	$—	$252,101	$252,101

*****

QUARTERLY FINANCIAL DATA (unaudited)

	2013 Quarter Ended
	December 31	September 30	June 30	March 31
	(In thousands, except per share amounts)
Total revenue	$313	$325	$282	$284
Cost of Sales	86	86	78	67
Operating expenses	9,697	6,895	6,425	6,475
Other income (expense), net(1)	2,508	(536)	353	(159)
Net loss	(6,962)	(7,192)	(5,869)	(6,416)
Basic and diluted net loss per share	$(0.13)	$(0.17)	$(0.15)	$(0.17)

	2012 Quarter Ended
	December 31	September 30	June 30	March 31
	(In thousands, except per share amounts)
Total revenue	$211	$264	$249	$644
Cost of Sales	55	72	64	72
Operating expenses	6,949	5,269	5,534	5,898
Other income (expense), net(1)	4,034	(11,260)	6,183	(4,903)
Net income (loss)	(2,758)	(16,337)	833	(10,229)
Basic and diluted net income (loss) per share	$(0.07)	$(0.54)	$0.03	$(0.45)

(1)	Other expense, net, for 2013 and 2012, includes the change in fair value of our warrant liability — see Note 13.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the fiscal year 2013, the Company periodically tested the design and operating effectiveness of its internal control over financial reporting. Among other matters, the Company sought in its evaluation to determine whether there were any “significant deficiencies” or “material weakness” in its internal control over financial reporting, or whether it had identified any acts of fraud involving management or other employees.

Based on the above evaluation, the Company’s chief executive officer and chief financial officer have concluded that as of December 31, 2013, the Company’s internal control over financial reporting were effective. Nonetheless, it is important to acknowledge that due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B.	Other Information

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

Below are the name, age and principal occupations for the last five years of each executive officer of StemCells, Inc., as of February 28, 2014. All such persons have been elected to serve until their successors are elected and qualified or until their earlier resignation or removal.

Martin M. McGlynn, President and Chief Executive Officer	67	Martin M. McGlynn joined the company in January 2001, when he was appointed President and Chief Executive Officer of the company and of its wholly-owned subsidiary, StemCells California, Inc. He was elected to the Board of Directors in February 2001.

Gregory Schiffman, Chief Financial Officer and Executive Vice President, Finance	56	Gregory Schiffman joined the company in January 2014 as Chief Financial Officer and Executive Vice President, Finance. He is responsible for functions that include Finance, Information Technology and Investor Relations. Mr. Schiffman was Executive Vice President and CFO of Dendreon Corporation since 2007, prior to which he served as Controller of Hewlett Packard’s European P.C. manufacturing and distribution operations in Grenoble, France, and as manufacturing manager and controller of its Netmetrix Division.

Ann Tsukamoto, Ph.D. Executive Vice President, Scientific and Strategic Alliances	61	Ann Tsukamoto, Ph.D., joined the company in November 1997 as Senior Director of Scientific Operations; was appointed Vice President, Scientific Operations in June 1998; Vice President, Research and Development in February 2002; and Chief Operating Officer, with responsibility for the company’s research and development efforts, in November 2006. In October 2008, Dr. Tsukamoto was appointed to the newly created position of Executive Vice President, Research and Development with responsibility for the Company’s scientific and clinical development programs.

Stewart Craig, Ph.D. Executive Vice President, Manufacturing Operations and Regulatory Affairs	52	Stewart Craig, Ph.D., joined the company in September 2008 with responsibilities for Development, Manufacturing, Regulatory, Quality Systems and Facilities. From 2005 to 2008, Dr. Craig was Chief Technology Officer and Vice President of Progenitor Cell Therapy, a contract services provider for research, development, manufacture and commercialization of cell-based therapies, prior to which he has held executive positions at Xcyte Therapies, Osiris Therapeutics and SyStemix.

Kenneth Stratton General Counsel	45	Kenneth Stratton joined the company in February 2007 as General Counsel, with responsibility for corporate compliance and legal affairs. In March 2008, he assumed responsibilities for the Human Resources function. Prior to StemCells, Mr. Stratton served as Deputy General Counsel for Threshold Pharmaceuticals and as Senior Legal Counsel for Medtronic’s Vascular business unit.

Directors

Below are the name, age and principal occupations for the last five years of each Director of StemCells, Inc., as of February 28, 2013. Directors are elected to staggered three year terms.

Eric H. Bjerkholt	54	Eric H. Bjerkholt was elected to the Board of Directors in March 2004. He joined Sunesis Pharmaceuticals, Inc., in 2004 as Senior Vice President and Chief Financial Officer. Since February 2007, he has served as Senior Vice President, Corporate Development and Finance, and Chief Financial Officer. From 2002 to 2004, Mr. Bjerkholt was Senior Vice President and Chief Financial Officer at IntraBiotics Pharmaceuticals, Inc.

R. Scott Greer	55	Mr. Greer was elected to the Board of Directors in June 2010. He is currently a Principal and Managing Director of Numenor Ventures LLC which he founded in 2002.

Ricardo B. Levy, Ph.D.	69	Ricardo B. Levy, Ph.D. was elected to the Board of Directors in September 2001. He currently serves on several boards of directors.

Martin M. McGlynn	67	Martin M. McGlynn was elected to the Board of Directors in February 2001. He is President and Chief Executive Officer of the Company, a position he has held since January 2001.

John J. Schwartz, Ph.D.	78	John J. Schwartz, Ph.D., was elected to the Board of Directors in December 1998 and was elected Chairman of the Board at the same time. He is currently President of Quantum Strategies Management Company.

Irving Weissman, M.D.	74	Irving L. Weissman, M.D., was elected to the Board of Directors in September 1997. He is the Virginia and Daniel K. Ludwig Professor of Cancer Research, Professor of Pathology and Professor of Developmental Biology at Stanford and the Director of the Institute of Stem Cell Biology and Regenerative Medicine at Stanford.

Certain other information required by this Item regarding our officers, directors, and corporate governance is incorporated herein by reference to the information appearing under the headings “Information About Our Directors” and “Information About Ownership of Our Common Stock” in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2014.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from Item 5 of this Annual Report on Form 10-K and our Proxy Statement for the 2014 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from Item 5 of this Annual Report on Form 10-K and from our Proxy Statement for the 2014 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our Proxy Statement for the 2014 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our Proxy Statement for the 2014 Annual Meeting of Stockholders.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are included as part of this Annual Report on Form 10-K.

(1) Financial Statements.

The financial statements filed as part of this Report are listed and indexed under Item 8 above.

(2) Financial Statement Schedules.

Schedules are not included herein because they are not applicable or the required information appears in the Financial Statements or Notes thereto.

(3) Exhibits.

The documents set forth below are filed herewith or incorporated by reference to the location indicated.

Exhibit No.	Title or Description

3.1	Restated Certificate of Incorporation of the Registrant(1)

3.2	Amended and Restated By-Laws of the Registrant(2)

4.1	Specimen Common Stock Certificate(3)

4.2	Form of Warrant Certificate issued to certain purchasers of the Registrant’s common stock in November 2008(4)

4.3	Form of Warrant Certificate issued to certain purchasers of the Registrant’s common stock in November 2009(5)

4.4	Form of Series A Warrant issued to certain purchasers of the Registrant’s common stock in December 2011(6)

10.1	Form of at-will Employment Agreement between the Registrant and most of its employees(7)

10.2	Form of Agreement for Consulting Services between the Registrant and the members of its Scientific Advisory Board(8)

10.3 #	Cytotherapeutics, Inc. 1992 Equity Incentive Plan(8)

10.4 #	1992 Stock Option Plan for Non-Employee Directors(8)

10.5	Lease Agreement, dated as of August 1, 1992, between the Registrant and the Rhode Island Industrial Facilities Corporation(9)

10.6	First Amendment to Lease Agreement, dated as of September 15, 1994, between Registrant and the Rhode Island Industrial Facilities Corporation(9)

10.7	Consulting Agreement, dated as of September 25, 1997, between Dr. Irving Weissman and the Registrant(10)

10.8	StemCells, Inc. 1996 Stock Option Plan(11)

10.9 #	Letter Agreement, dated January 2, 2001, between the Registrant and Martin McGlynn(12)

10.10 #	2001 Equity Incentive Plan(13)

10.11 #	StemCells, Inc. Amended and Restated 2004 Equity Incentive Plan(14)

Exhibit No.	Title or Description

10.12 &	License Agreement, dated as of July 1, 2005, between the Registrant and ReNeuron Limited(15)

10.13 #	Letter Agreement, effective as of February 2, 1998, between the Registrant and Ann Tsukamoto(16)

10.14 #	Memorandum of Agreement, effective as of July 17, 2000, between the Registrant and Ann Tsukamoto(16)

10.15 #	Letter Agreement, effective as of July 24, 2008, between the Registrant and Stewart Craig(16)

10.16 #	Letter Agreement, effective as of February 2, 2007, between the Registrant and Kenneth B. Stratton(16)

10.17 #	Letter Agreement, effective as of August 6, 2009, between the Registrant and Kenneth B. Stratton(16)

10.18 &	License Agreement, dated as of January 31, 2006, between Stem Cell Sciences (Australia) Pty Limited and The University of Edinburgh(16)

10.19	Lease agreement, dated December 2, 2010, between the Registrant and BMR-Gateway Boulevard LLC(17)

10.20 #	StemCells, Inc. Director’s Fee Plan(18)

10.21 #	Form of equity award under Registrant’s 2012 Commencement Incentive Plan(19)

10.22 #	Amended and Restated 2006 Equity Incentive Plan of StemCells, Inc.(20)

10.23 &	Loan and Security Agreement, dated April 8, 2013, between the Registrant and Silicon Valley Bank(21)

10.24 &	Loan Agreement, dated April 9, 2013, between the Registrant and the California Institute for Regenerative Medicine(21)

10.25 &	Notice of Loan Award, effective as of April 10, 2013, between the Registrant and the California Institute for Regenerative Medicine(21)

10.26 #	2013 Equity Incentive Plan(22)

10.27 *	Lease agreement, dated March 20, 2013, between the Registrant and Prologis L.P.

10.28 *#	Letter Agreement, dated June 5, 2013, between the Registrant and Ann Tsukamoto

10.29 *#	Letter Agreement, dated November 13, 2013, between the Registrant and Gregory Schiffman

21*	Subsidiaries of the Registrant

23.1*	Consent of Grant Thornton, LLP, Independent Registered Public Accounting Firm

31.1*	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Martin McGlynn, Chief Executive Officer)

31.2*	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Gregory Schiffman, Chief Financial Officer)

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Martin McGlynn, Chief Executive Officer)

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Gregory Schiffman, Chief Financial Officer)

Exhibit No.	Title or Description

101.1**	The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

#	Indicates management compensatory plan, contract or arrangement.
&	Confidential treatment requested as to certain portions. Material has been omitted and separately filed with the Commission.
*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and filed on March 15, 2007.
(2)	Incorporated by reference to the Registrant’s current report on Form 8-K filed on May 7, 2007.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-151891.
(4)	Incorporated by reference to the Registrant’s current report on Form 8-K filed on November 12, 2008.
(5)	Incorporated by reference to the Registrant’s current report on Form 8-K filed on October 28, 2009.
(6)	Incorporated by reference to the Registrant’s current report on Form 8-K filed on December 16, 2011.
(7)	Incorporated by reference to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2008 and filed on March 16, 2009.
(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 33-45739.
(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 33-85494.
(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and filed on November 14, 1997.
(11)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, File No. 333-37313.
(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and filed on April 2, 2001.
(13)	Incorporated by reference to the Registrant’s definitive proxy statement filed May 1, 2001.
(14)	Incorporated by reference to the Registrants Registration Statement on Form S-8, File No. 333-118263.
(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(16)	Incorporated by reference to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2009 and filed on March 11, 2010.
(17)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and filed on March 11, 2011.
(18)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and filed on March 15, 2012.
(19)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, File No. 333-183712.
(20)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, File No. 333-144747.
(21)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012 and filed on October 11, 2013.
(22)	Incorporated by reference to the Registrant’s definitive proxy statement filed October 31, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEMCELLS, INC.

By:	/s/ MARTIN MCGLYNN
Martin McGlynn
PRESIDENT AND CHIEF EXECUTIVE OFFICER

Dated: March 13, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ MARTIN MCGLYNN Martin McGlynn	President and Chief Executive Officer and Director (principal executive officer)	March 13, 2014

/s/ GREGORY SCHIFFMAN Gregory Schiffman	Chief Financial Officer (principal financial officer)	March 13, 2014

/s/ GEORGE KOSHY George Koshy	Chief Accounting Officer (principal accounting officer)	March 13, 2014

/s/ ERIC BJERKHOLT Eric Bjerkholt	Director	March 13, 2014

/s/ R. SCOTT GREER R. Scott Greer	Director	March 13, 2014

/s/ RICARDO B. LEVY, PH.D. Ricardo B. Levy, Ph.D.	Director	March 13, 2014

/s/ JOHN J. SCHWARTZ, PH.D. John J. Schwartz, Ph.D.	Director, Chairman of the Board	March 13, 2014

/s/ IRVING L. WEISSMAN, M.D. Irving L. Weissman, M.D.	Director	March 13, 2014

Exhibit Index

Exhibit No.	Title or Description

3.1	Restated Certificate of Incorporation of the Registrant(1)

3.2	Amended and Restated By-Laws of the Registrant(2)

4.1	Specimen Common Stock Certificate(3)

4.2	Form of Warrant Certificate issued to certain purchasers of the Registrant’s common stock in November 2008(4)

4.3	Form of Warrant Certificate issued to certain purchasers of the Registrant’s common stock in November 2009(5)

4.4	Form of Series A Warrant issued to certain purchasers of the Registrant’s common stock in December 2011(6)

10.1	Form of at-will Employment Agreement between the Registrant and most of its employees(7)

10.2	Form of Agreement for Consulting Services between the Registrant and the members of its Scientific Advisory Board(8)

10.3 #	Cytotherapeutics, Inc. 1992 Equity Incentive Plan(8)

10.4 #	1992 Stock Option Plan for Non-Employee Directors(8)

10.5	Lease Agreement, dated as of August 1, 1992, between the Registrant and the Rhode Island Industrial Facilities Corporation(9)

10.6	First Amendment to Lease Agreement, dated as of September 15, 1994, between Registrant and the Rhode Island Industrial Facilities Corporation(9)

10.7	Consulting Agreement, dated as of September 25, 1997, between Dr. Irving Weissman and the Registrant(10)

10.8	StemCells, Inc. 1996 Stock Option Plan(11)

10.9 #	Letter Agreement, dated January 2, 2001, between the Registrant and Martin McGlynn(12)

10.10 #	2001 Equity Incentive Plan(13)

10.11 #	StemCells, Inc. Amended and Restated 2004 Equity Incentive Plan(14)

10.12 &	License Agreement, dated as of July 1, 2005, between the Registrant and ReNeuron Limited(15)

10.13 #	Letter Agreement, effective as of February 2, 1998, between the Registrant and Ann Tsukamoto(16)

10.14 #	Memorandum of Agreement, effective as of July 17, 2000, between the Registrant and Ann Tsukamoto(16)

10.15 #	Letter Agreement, effective as of July 24, 2008, between the Registrant and Stewart Craig(16)

10.16 #	Letter Agreement, effective as of February 2, 2007, between the Registrant and Kenneth B. Stratton(16)

10.17 #	Letter Agreement, effective as of August 6, 2009, between the Registrant and Kenneth B. Stratton(16)

10.18 &	License Agreement, dated as of January 31, 2006, between Stem Cell Sciences (Australia) Pty Limited and The University of Edinburgh(16)

10.19	Lease agreement, dated December 2, 2010, between the Registrant and BMR-Gateway Boulevard LLC(17)

Exhibit No.	Title or Description

10.20 #	StemCells, Inc. Director’s Fee Plan(18)

10.21 #	Form of equity award under Registrant’s 2012 Commencement Incentive Plan(19)

10.22 #	Amended and Restated 2006 Equity Incentive Plan of StemCells, Inc.(20)

10.23 &	Loan and Security Agreement, dated April 8, 2013, between the Registrant and Silicon Valley Bank(21)

10.24 &	Loan Agreement, dated April 9, 2013, between the Registrant and the California Institute for Regenerative Medicine(21)

10.25 &	Notice of Loan Award, effective as of April 10, 2013, between the Registrant and the California Institute for Regenerative Medicine(21)

10.26 #	2013 Equity Incentive Plan(22)

10.27 *	Lease agreement, dated March 20, 2013, between the Registrant and Prologis L.P.

10.28 *#	Letter Agreement, dated June 5, 2013, between the Registrant and Ann Tsukamoto

10.29 *#	Letter Agreement, dated November 13, 2013, between the Registrant and Gregory Schiffman

21*	Subsidiaries of the Registrant

23.1*	Consent of Grant Thornton, LLP, Independent Registered Public Accounting Firm

31.1*	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Martin McGlynn, Chief Executive Officer)

31.2*	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Gregory Schiffman, Chief Financial Officer)

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Martin McGlynn, Chief Executive Officer)

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Gregory Schiffman, Chief Financial Officer)

101.1**	The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

#	Indicates management compensatory plan, contract or arrangement.
&	Confidential treatment requested as to certain portions. Material has been omitted and separately filed with the Commission.
*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and filed on March 15, 2007.
(2)	Incorporated by reference to the Registrant’s current report on Form 8-K filed on May 7, 2007.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-151891.
(4)	Incorporated by reference to the Registrant’s current report on Form 8-K filed on November 12, 2008.
(5)	Incorporated by reference to the Registrant’s current report on Form 8-K filed on October 28, 2009.
(6)	Incorporated by reference to the Registrant’s current report on Form 8-K filed on December 16, 2011.
(7)	Incorporated by reference to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2008 and filed on March 16, 2009.
(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 33-45739.

(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 33-85494.
(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and filed on November 14, 1997.
(11)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, File No. 333-37313.
(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and filed on April 2, 2001.
(13)	Incorporated by reference to the Registrant’s definitive proxy statement filed May 1, 2001.
(14)	Incorporated by reference to the Registrants Registration Statement on Form S-8, File No. 333-118263.
(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(16)	Incorporated by reference to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2009 and filed on March 11, 2010.
(17)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and filed on March 11, 2011.
(18)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and filed on March 15, 2012.
(19)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, File No. 333-183712.
(20)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, File No. 333-144747.
(21)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012 and filed on October 11, 2013.
(22)	Incorporated by reference to the Registrant’s definitive proxy statement filed October 31, 2013.