Form 10-Q
period 2014-03-31
STEMCELLS INC
filed 2014-05-14
CIK 883975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2014

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

Yes  ☐    No  ☒

At May 1, 2014, there were 55,514,404 shares of Common Stock, $.01 par value, issued and outstanding.

STEMCELLS, INC.

NOTE REGARDING REFERENCES TO US AND OUR COMMON STOCK

Throughout this Form 10-Q, the words “we,” “us,” “our,” and “StemCells” refer to StemCells, Inc., including our directly and indirectly wholly-owned subsidiaries. “Common stock” refers to the common stock, $.01 par value, of StemCells, Inc.

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STEMCELLS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$26,463,625	$30,585,424
Trade receivables	100,388	108,815
Other receivables	111,965	486,222
Prepaid assets	413,416	530,037
Deferred financing costs, current	40,496	46,420
Other assets, current	83,702	83,537

Total current assets	27,213,592	31,840,455
Property, plant and equipment, net	5,274,600	5,304,684
Deferred financing costs, non-current	15,144	23,307
Other assets, non-current	413,717	413,717
Goodwill	2,147,426	2,139,294
Other intangible assets, net	1,765,658	1,835,717

Total assets	$36,830,137	$41,557,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,190,342	$1,151,903
Accrued expenses and other current liabilities	2,230,808	4,067,916
Deferred revenue, current	61,202	67,245
Capital lease obligation, current	21,704	21,316
Deferred rent, current	47,231	34,366
Loan payable net of discount, current	3,747,236	3,664,370
Bonds payable, current	71,250	125,000

Total current liabilities	8,369,773	9,132,116
Capital lease obligations, non-current	23,848	29,422
Loan payable net of discount, non-current	12,096,683	9,244,874
Fair value of warrant liability	5,868,433	5,541,809
Other long-term liabilities	972,233	801,388
Deferred rent, non-current	1,782,654	1,790,943
Deferred revenue, non-current	58,704	62,910

Total liabilities	29,172,328	26,603,462
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.01 par value; 225,000,000 shares authorized; issued and outstanding 55,419,116 at March 31, 2014 and 55,138,311 at December 31, 2013	554,191	551,383
Additional paid-in capital	401,988,647	401,680,562
Accumulated deficit	(395,150,590)	(387,530,334)
Accumulated other comprehensive income	265,561	252,101

Total stockholders’ equity	7,657,809	14,953,712

Total liabilities and stockholders’ equity	$36,830,137	$41,557,174

See Notes to Condensed Consolidated Financial Statements.

STEMCELLS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2014	2013
Revenue:
Revenue from licensing agreements, grants and other	$23,584	$75,642
Revenue from product sales	315,896	208,558

Total revenue	339,480	284,200
Cost of product sales	87,276	66,841

Gross profit	252,204	217,359
Operating expenses:
Research and development	4,904,294	4,563,890
Selling, general and administrative	2,247,600	1,887,757
Wind-down expenses	—	22,859

Total operating expenses	7,151,894	6,474,506

Loss from operations	(6,899,690)	(6,257,147)
Other income (expense):
Change in fair value of warrant liability	(326,624)	(188,607)
Interest income	2,185	6,846
Interest expense	(380,488)	(10,148)
Other income (expense), net	(15,639)	32,609

Total other expense, net	(720,566)	(159,300)

Net loss	$(7,620,256)	$(6,416,447)

Basic and diluted net loss per share	$(0.14)	$(0.17)
Weighted average number of common shares outstanding, basic and diluted	55,343,877	38,263,434

See Notes to Condensed Consolidated Financial Statements.

STEMCELLS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	Three months ended March 31,
	2014	2013
Net loss	$(7,620,256)	$(6,416,447)
Other comprehensive income (loss)
Foreign currency translation adjustments	13,460	(234,104)
Unrealized gains on marketable securities	—	1,439

Other comprehensive income (loss)	13,460	(232,665)

Comprehensive loss	$(7,606,796)	$(6,649,112)

See Notes to Condensed Consolidated Financial Statements.

STEMCELLS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(7,620,256)	$(6,416,447)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	335,855	239,550
Stock-based compensation	521,106	686,582
Amortization of debt discount and issuance costs	72,836	—
Gain on disposal of fixed assets	—	(38,500)
Change in fair value of warrant liability	326,624	188,607
Changes in operating assets and liabilities:
Trade receivables	8,662	41,601
Accrued interest and other receivables	387,686	(53,784)
Prepaid and other current assets	102,895	97,752
Other assets, non-current	—	(112,386)
Accounts payable and accrued expenses	(637,190)	(798,212)
Accrued wind-down expenses	—	(474,002)
Deferred revenue	(10,340)	(28,399)
Deferred rent	4,576	15,575

Net cash used in operating activities	(6,507,546)	(6,652,063)
Cash flows from investing activities:
Purchase of marketable securities	—	(471,392)
Proceeds from the maturity of marketable securities	—	4,556,000
Purchases of property, plant and equipment	(230,689)	(319,915)
Proceeds from sale of property, plant and equipment	—	38,500
Acquisition of other assets	—	(100,000)

Net cash provided by (used in) investing activities	(230,689)	3,703,193
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	1,568,178
Proceeds from the exercise of warrants, net of issuance costs	—	447,715
Proceeds from loan payable	3,820,264	—
Payments related to net share issuance of stock based awards	(201,462)	(248,589)
Repayment of capital lease obligations	(5,186)	(1,676)
Repayment of loan payable	(998,089)	(50,000)

Net cash provided by financing activities	2,615,527	1,715,628

Decrease in cash and cash equivalents	(4,122,708)	(1,233,242)
Effects of foreign exchange rate changes on cash	909	(6,955)
Cash and cash equivalents, beginning of period	30,585,424	8,471,275

Cash and cash equivalents, end of period	$26,463,625	$7,231,078

Supplemental disclosure of cash flow information:
Interest paid	$141,249	$10,148

See Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2014 and 2013

Note 1. Summary of Significant Accounting Policies

Nature of Business.

StemCells, Inc., a Delaware corporation, is a biopharmaceutical company that operates in one segment, the research, development, and commercialization of stem cell therapeutics and related technologies.

The accompanying financial data as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted pursuant to these rules and regulations. The December 31, 2013 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. However, we believe that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Warrant Liability

We account for our warrants in accordance with U.S. GAAP which defines how freestanding contracts that are indexed to and potentially settled in a company’s own stock should be measured and classified. Authoritative accounting guidance prescribes that only warrants issued by us under contracts that cannot be net-cash settled, and are both indexed to and settled in our common stock, can be classified as equity. As part of both our November 2008 and November 2009 financings, we issued warrants with five year terms to purchase 1,034,483 and 400,000 shares of our common stock at $23.00 and $15.00 per share, respectively. As part of our December 2011 financing, we issued Series A Warrants with a five year term to purchase 8,000,000 shares at $1.40 per share and Series B Warrants with a ninety trading day term to purchase 8,000,000 units at $1.25 per unit. Each unit underlying the Series B Warrants consisted of one share of our common stock and one Series A Warrant. In the first and second quarter of 2012, an aggregate of 2,700,000 Series B Warrants were exercised. For the exercise of these warrants, we issued 2,700,000 shares of our common stock and 2,700,000 Series A Warrants. The remaining 5,300,000 Series B Warrants expired unexercised by their terms on May 2, 2012. As terms of the warrants issued in 2008 and 2009, as well as the Series A and Series B Warrants, do not meet the specific conditions for equity classification, we are required to classify the fair value of these warrants as a liability, with subsequent changes in fair value to be recorded as income (loss) due to change in fair value of warrant liability. The fair value of the warrants issued in the 2008 and 2009 financings is determined using the Black-Scholes-Merton (Black-Scholes) option pricing model and the fair value of the Series A and Series B Warrants is determined using a Monte Carlo simulation model (see Note 8, “Warrant Liability”). The fair value is affected by changes in inputs to these models including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. The use of a Monte Carlo simulation model requires input of additional assumptions including the progress of our R&D programs and its affect on potential future financings. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability. The estimated fair value of our warrant liability at March 31, 2014, was approximately $5,868,000.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations:

	Three months ended March 31,
	2014	2013
Net loss	$(7,620,256)	$(6,416,447)
Weighted average shares outstanding used to compute basic and diluted net income or loss per share	55,343,877	38,263,434
Basic and diluted net loss per share	$(0.14)	$(0.17)

The following outstanding potentially dilutive securities were excluded from the computation of diluted net income or loss per share because the effect would have been anti-dilutive as of March 31:

	2014	2013
Options	381,851	443,926
Restricted stock units	3,144,940	1,236,982
Warrants	16,267,659	9,601,378

Total	19,794,450	11,282,286

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income or loss and other comprehensive income or loss (OCL). OCL includes certain changes in stockholders’ equity that are excluded from net income or loss. Specifically, when applicable, we include in OCL changes in unrealized gains and losses on our marketable securities and unrealized gains and losses on foreign currency translations. Accumulated other comprehensive income was $265,561 as of March 31, 2014, and accumulated other comprehensive income was $252,101, as of December 31, 2013.

Note 2. Financial Instruments

The following table summarizes the fair value of our cash, cash equivalents and available-for-sale marketable securities held in our current investment portfolio:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
March 31, 2014
Cash	$431,297	$—	$—	$431,297
Cash equivalents	26,032,328	—	—	26,032,328

Total cash, cash equivalents, and marketable securities	$26,463,625	$—	$—	$26,463,625

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
December 31, 2013
Cash	$1,355,281	$—	$—	$1,355,281
Cash equivalents	29,230,143	—	—	29,230,143

Total cash, cash equivalents, and marketable securities	$30,585,424	$—	$—	$30,585,424

At March 31, 2014, our investments in money market accounts are through a money market fund that invests in high quality, short-term money market instruments which are classified as cash equivalents in the accompanying Condensed Consolidated Balance Sheet due to their short maturities. The investment seeks to provide the highest possible level of current income while still maintaining liquidity and preserving capital. From time to time, we carry cash balances in excess of federally insured limits. Our cash balance at March 31, 2014 includes approximately $117,000 held by our U.K. subsidiary.

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

The following table presents financial assets and liabilities measured at fair value as of March 31, 2014:

	Fair Value Measurement at Report Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	As of March 31, 2014
Financial assets:
Cash equivalents:
Money market funds	$1,121,349	$—	$—	$1,121,349
U.S. Treasury debt obligations	24,910,979	—	—	24,910,979

Total financial assets	$26,032,328	$—	$—	$26,032,328

Financial liabilities:
Bond obligation	$—	$71,250	$—	$71,250
Loan payable net of discounts	—	—	15,843,919	15,843,919
Warrant liabilities	—	—	5,868,433	5,868,433

Total financial liabilities	$—	$71,250	$21,712,352	$21,783,602

Level 2 Reconciliation

The following table presents a roll forward for financial assets and liabilities measured at fair value using significant other observable inputs (Level 2) for 2014:

	Level 2 Beginning Balance 12/31/13 $	Net transfers (to) from Level 1 $	Change included in earnings $	Settled $	Level 2 Ending Balance 03/31/14 $
Bond obligation	125,000	—	—	(53,750)	71,250

Level 3 Reconciliation

The following table presents a roll forward for liabilities measured at fair value using significant unobservable inputs (Level 3) for 2014:

Warrant liabilities
Balance at December 31, 2013	$5,541,809
Add change in fair value of warrants	326,624

Balance at March 31, 2014	$5,868,433

Loan payable net of discounts
Balance at December 31, 2013	$12,909,244
Add loan proceeds	3,820,264
Add amortization of discount	58,750
Less repayments of principal	(944,339)

Balance at March 31, 2014	$15,843,919

Current portion	3,747,236
Non-current portion	12,096,683

Balance at March 31, 2014	$15,843,919

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

The following table presents changes in goodwill:

Balance as of December 31, 2013	$2,139,294
Foreign currency translation	8,132

Balance as of March 31, 2014	$2,147,426

The components of our other intangible assets at March 31, 2014 are summarized below:

Other Intangible Asset Class	Cost	Impairment	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Weighted- Average Amortization Period
Customer relationships and developed technology	$1,310,000	$—	$(924,734)	$158,954	$544,220	8.0 years
In-process research and development	1,340,000	(654,961)	(270,687)	148,802	563,154	Indefinite
Trade name	310,000	—	(113,877)	42,648	238,771	15.0 years
Patents	1,243,612	—	(824,099)	—	419,513	16.0 years

Total other intangible assets	$4,203,612	$(654,961)	$(2,133,397)	$350,404	$1,765,658	12.2 years

Amortization expense was approximately $75,000 in the first quarter of 2014.

The expected future annual amortization expense for each of the next five years based on current balances of our intangible assets is approximately as follows:

For the year ending December 31:
2014	$300,434
2015	$242,588
2016	$215,639
2017	$195,066
2018	$80,851

Note 5. Stock-Based Compensation

We currently grant stock-based compensation under three equity incentive plans (2004, 2006 and 2013 Equity Incentive Plans) approved by the Company’s stockholders and one plan adopted in 2012 pursuant to NASDAQ Listing Rule 5635(c)(4) concerning inducement grants for new employees (our “2012 Commencement Incentive Plan”). As of March 31, 2014, we had 10,535,978 shares available to grant under the above mentioned plans. At our annual stockholders meeting held on June 12, 2007, our stockholders approved an amendment to our 2006 Equity Incentive Plan to provide for an annual increase in the number of shares of common stock available for issuance under the plan each January 1 (beginning January 1, 2008) equal to 4% of the outstanding common shares as of that date. The amendment further provided an aggregate limit of 3,000,000 shares issuable pursuant to incentive stock option awards under the plan. At our annual stockholders meeting held on December 20, 2013, our stockholders approved our 2013 Equity Incentive Plan to grant stock-based compensation of up to an initial 6,000,000 shares, plus an increase of 4% per year of the outstanding number of shares of our common stock beginning in January 1, 2015. Under the three stockholder-approved plans we may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, 401(k) Plan employer match in form of shares and performance-based shares to our employees, directors and consultants, at prices determined by our Board of Directors. Incentive stock options may only be granted to employees under these plans with a grant price not less than the fair market value on the date of grant. Under our 2012 Commencement Inducement Plan, we may only award options, restricted stock units and other equity awards to newly hired employees and newly engaged directors, in each case as allowed by NASDAQ listing requirements.

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

Our stock-based compensation expense for the three months ended March 31 was as follows:

	Three months ended March 31,
	2014	2013
Research and development expense	$186,293	$343,711
Selling, general and administrative expense	334,813	342,871

Total stock-based compensation	$521,106	$686,582

Effect on basic and diluted net loss per share	$(0.01)	$(0.02)

As of March 31, 2014, we had approximately $3,677,000 of total unrecognized compensation expense related to unvested awards of stock options and restricted stock units granted under our various equity incentive plans that we expect to recognize over a weighted-average vesting period of 2.8 years.

Stock Options

A summary of our stock option activity for the three months ended March 31, 2014 is as follows:

	Number of options	Weighted-average exercise price ($) per share
Outstanding options at December 31, 2013	428,258	19.97
Granted	—	—
Exercised	—	—
Cancelled	(46,407)	35.81

Outstanding options at March 31, 2014	381,851	18.05

A summary of changes in unvested options for the three months ended March 31, 2014 is as follows:

	Number of options	Weighted-average exercise price ($) per share	Weighted-average grant date fair value ($) per option
Unvested options at December 31, 2013	18,466	10.17	8.11
Granted	—	—	—
Vested	(9,283)	10.45	8.33
Cancelled	(1,591)	8.13	6.12

Unvested options at March 31, 2014	7,592	10.27	8.26

The estimated fair value of options vested was approximately $77,000 in the three months ended March 31, 2014.

Restricted Stock Units

We have granted restricted stock units (RSUs) to certain employees and members of the Board of Directors which entitle the holders to receive shares of our common stock upon vesting of the RSUs. The fair value of restricted stock units granted is based upon the market price of the underlying common stock as if it were vested and issued on the date of grant.

A summary of changes in our restricted stock units for the three months ended March 31, 2014 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value ($)
Outstanding at December 31, 2013	3,326,282	1.68
Granted(1)	594,874	1.34
Vested and exercised	(376,216)	1.10
Cancelled	(400,000)	1.84

Outstanding at March 31, 2014	3,144,940	1.66

(1)	218,874 of these restricted stock units vest and convert into shares of our common stock after one year from the date of grant. 376,000 of these restricted stock units will vest and convert into shares of our common stock over a four year period from the date of grant; one-fourth of the award will vest on each grant date anniversary following the grant.

Stock Appreciation Rights

In July 2006, we granted cash-settled Stock Appreciation Rights (SARs) to certain employees that give the holder the right, upon exercise, to the difference between the price per share of our common stock at the time of exercise and the exercise price of the SARs.

The SARs have a maximum term of ten years with an exercise price of $20.00, which is equal to the market price of our common stock at the date of grant. The SARs vest 25% on the first anniversary of the grant date and 75% vest monthly over the remaining three-year service period. At March 31, 2014, there were 110,593 SARs outstanding. All of the outstanding SARs as of March 31, 2014 are fully vested. There were no SARs granted, exercised or forfeited during the three months ended March 31, 2014. Compensation expense is based on the fair value of SARs which is calculated using the Black-Scholes option pricing model.

The stock-based compensation expense and liability are re-measured at each reporting date through the earlier of date of settlement or forfeiture of the SARs. For the three months ended March 31, 2014 and 2013, the re-measured liability and expense for the respective periods related to the SARs were not significant.

The compensation expense related to the SARs recognized for the three months ended March 31, 2014 may not be representative of compensation expense for future periods and its resulting effect on net loss and net loss per share attributable to common stockholders, due to changes in the fair value calculation which is dependent on the stock price, volatility, interest and forfeiture rates, additional grants and subsequent periods of vesting. We will continue to recognize compensation cost each period, which will be the change in fair value from the previous period through the earlier date of settlement or forfeiture of the SARs.

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

The following table is a summary of the changes in the carrying value of our loan payable for the three months ended March 31, 2014:

	Silicon Valley Bank Loan	CIRM Loan	Total
Carrying value of loan payable at 12/31/2013 (current and non-current)	$9,088,980	$3,820,264	$12,909,244
Loan proceeds	—	3,820,264	$3,820,264
Repayment of principal	(944,339)	—	(944,339)
Accretion of discount	58,750	—	58,750

Carrying value of loan payable at 3/31/2014 (current and non-current)	$8,203,391	$7,640,528	$15,843,919

Carrying value of loan payable, current portion	$3,747,236	$—	$3,747,236
Carrying value of loan payable, non-current portion	4,456,155	7,640,528	12,096,683

Total loan payable at 03/31/2014	$8,203,391	$7,640,528	$15,843,919

Note 7. Commitments and Contingencies

Bonds Payable

We entered into direct financing transactions with the State of Rhode Island and received proceeds from the issuance of industrial revenue bonds totaling $5,000,000 to finance the construction of Rhode Island’s pilot manufacturing facility. The related lease agreements are structured such that lease payments fully fund all semiannual interest payments and annual principal payments through maturity in August 2014. Interest rate for the remaining bond series is 9.5%. The outstanding principal was approximately $71,250 at March 31, 2014 and $125,000 at December 31, 2013. The bonds contain certain restrictive covenants which limit, among other things, the payment of cash dividends and the sale of the related assets.

Operating leases

We lease various real properties under operating leases that generally require us to pay taxes, insurance, maintenance, and minimum lease payments. Some of our leases have options to renew.

Operating Leases — California

In December 2010, we entered into a commercial lease agreement with BMR-Gateway Boulevard LLC (BMR), as landlord, for office and research space at BMR’s Pacific Research Center in Newark, California. The initial term of the lease is approximately eleven and one-half years and includes escalating rent payments which we recognize as lease operating expense on a straight-line basis. We will pay approximately $17,869,000 in aggregate as rent over the term of the lease to BMR. Deferred rent for this facility was approximately $1,437,000 as of March 31, 2014, and approximately $1,434,000 as of December 31, 2013.

In March 2013, we entered into a commercial lease agreement with Prologis, L.P. (Prologis), as landlord, for office and research space in Sunnyvale, California. The facility is for operations that support our clinical development activities. The initial term of the lease is ten years and includes escalating rent payments which we recognize as lease operating expense on a straight-line basis. We will pay approximately $3,497,000 in aggregate rent over the term of the lease. As part of the lease, Prologis has agreed to provide us financial allowances to build initial tenant improvements, subject to customary terms and conditions relating to landlord-funded tenant improvements. The tenant improvements are recorded as leasehold improvement assets and amortized over the term of the lease. The financial allowances are treated as a lease incentive and recorded as deferred rent which is amortized as reductions to lease expense over the lease term. Deferred rent for this facility was approximately$392,000 as of March 31, 2014, and approximately $391,000 as of December 31, 2013.

Operating Leases — United Kingdom

In January 2011, we amended the existing lease agreements of our wholly-owned subsidiary, Stem Cell Sciences (U.K.) Ltd, effectively reducing our leased office and lab space. The lease by its terms was extended to September 30, 2013. In October 2013, we signed a new three-year lease agreement for the leased space and expect to pay rent of approximately GBP 53,000 per annum. StemCells, Inc. is the guarantor of Stem Cell Sciences (U.K.) Ltd.’s obligations under the existing lease. The lease includes an option for early termination of the lease agreement.

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

In addition to the actions described above, in April 2008, we filed an opposition to Neuralstem’s European Patent No. 0 915 968 (methods of isolating, propagating and differentiating CNS stem cells), because the claimed invention is believed by us to be unpatentable over prior art, including the patents exclusively licensed by us from NeuroSpheres. In December 2010, the European Patent Office ruled that all composition claims in Neuralstem’s ‘968 European patent were invalid and unpatentable over prior art including several of the NeuroSpheres patents licensed to us. Neuralstem appealed this decision but recently withdrew its appeal with prejudice.

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

In November 2008, we sold 1,379,310 units to institutional investors at a price of $14.50 per unit, for gross proceeds of $20,000,000. The units, each of which consisted of one share of common stock and a warrant to purchase 0.75 shares of common stock at an exercise price of $23.00 per share, were offered as a registered direct offering under a shelf registration statement previously filed with, and declared effective by, the SEC. We received total proceeds, net of offering expenses and placement agency fees, of approximately $18,637,000. We recorded the fair value of the warrants to purchase 1,034,483 shares of our common stock as a liability. The fair value of the warrant liability is revalued at the end of each reporting period, with the change in fair value of the warrant liability recorded as a gain or loss in our condensed consolidated statements of operations. The fair value of the warrants will continue to be classified as a liability until such time as the warrants are exercised, expire or an amendment of the warrant agreement renders these warrants to be no longer classified as a liability. The fair value of these warrants at March 31, 2014 was not significant.

In November 2009, we sold 1,000,000 units to institutional investors at a price of $12.50 per unit, for gross proceeds of $12,500,000. The units, each of which consisted of one share of common stock and a warrant to purchase 0.40 shares of common stock at an exercise price of $15.00 per share, were offered as a registered direct offering under a shelf registration statement previously filed with, and declared effective by, the SEC. We received total proceeds, net of offering expenses and placement agency fees, of approximately $11,985,000. We recorded the fair value of the warrants to purchase 400,000 shares of our common stock as a liability. The fair value of the warrant liability is revalued at the end of each reporting period, with the change in fair value of the warrant liability recorded as a gain or loss in our condensed consolidated statements of operations. The fair value of the warrants will continue to be classified as a liability until such time as the warrants are exercised, expire or an amendment of the warrant agreement renders these warrants to be no longer classified as a liability. The fair value of these warrants at March 31, 2014 was not significant.

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

The assumptions used for the Monte Carlo simulation model to value the outstanding Series A Warrants at March 31, 2014 are as follows:

Risk-free interest rate per year	0.4%
Expected volatility per year	85.9%
Expected dividend yield	0%
Expected life (years)	2.7

The use of the Monte Carlo simulation model requires the input of additional subjective assumptions including the progress of our R&D programs and its affect on potential future financings.

The following table is a summary of the changes in fair value of warrant liability for the Series A Warrants in 2013:

	Series A
	Number of Warrants	Fair value $
Balance at December 31, 2013	8,116,895	$5,541,809
Changes in fair value	—	326,624

Balance at March 31, 2014	8,116,895	$5,868,433

The following table is a summary of our warrant liability as of March 31, 2014:

Warrants	Number Outstanding	Exercise Price ($) per share	Fair value
Warrants issued in 2008	1,034,483	23.00	$—
Warrants issued in 2009	400,000	15.00	—
Series A Warrants	8,116,895	1.40	5,868,433

Total	9,551,378		$5,868,433

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act that involve substantial risks and uncertainties. Such statements include, without limitation, all statements as to expectation or belief and statements as to our future results of operations; the progress of our research, product development and clinical programs; the need for, and timing of, additional capital and capital expenditures; partnering prospects; costs of manufacture of products; the protection of, and the need for, additional intellectual property rights; effects of regulations; the need for additional facilities; and potential market opportunities. Our actual results may vary materially from those contained in such forward-looking statements because of risks to which we are subject, including the fact that additional trials will be required to confirm the safety and demonstrate the efficacy of our HuCNS-SC cells for the treatment of any disease or disorder; uncertainty as to whether the U.S. Food and Drug Administration (FDA), Swissmedic, Health Canada, or other regulatory authorities will permit us to proceed with clinical testing of proposed products despite the novel and unproven nature of our technologies; the risk that our clinical trials or studies could be substantially delayed beyond their expected dates or cause us to incur substantial unanticipated costs; uncertainties in our ability to obtain the capital resources needed to continue our current research and development operations and to conduct the research, preclinical development and clinical trials necessary for regulatory approvals; the uncertainty regarding our ability to obtain a corporate partner or partners, if needed, to support the development and commercialization of our potential cell-based therapeutics product; the uncertainty regarding the outcome of our clinical trials or studies we may conduct in the future; the uncertainty regarding the validity and enforceability of our issued patents; the risk that we may not be able to manufacture additional master and working cell banks when needed; the uncertainty whether any products that may be generated in our cell-based therapeutics programs will prove clinically safe and effective; the uncertainty whether we will achieve significant revenue from product sales or become profitable; obsolescence of our technologies; competition from third parties; intellectual property rights of third parties; litigation risks; and other risks to which we are subject. All forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth in “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2013.

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

In October 2012, we published in Science Translational Medicine, a peer-reviewed journal, the data from our four-patient Phase I clinical trial in PMD, which showed preliminary evidence of durable and progressive donor-derived myelination in all four patients. In addition, there were measurable gains in neurological function in three of the four patients, with the fourth patient clinically stable. We are conducting a Phase I/II clinical trial for the treatment of chronic spinal cord injury, which represents the first time that neural stem cells have been transplanted as a potential therapeutic agent for spinal cord injury. To accelerate patient enrollment, we have expanded this trial from a single-site, single-country study to a multi-site, multi-country program. This trial is being conducted in Switzerland and Canada. Data from the first three patients demonstrated a favorable safety profile and multi-segment gains in sensory function in two of the three patients 12 months after transplantation of HuCNS-SC cells compared to pre-transplant baselines; the third patient remained stable. In April 2014, we completed enrollment of the twelfth and final patient in this trial. Final results from this clinical study are expected to be released mid-2015. We plan to initiate, in the middle of 2014, a controlled Phase II efficacy study to further investigate our HuCNS-SC cells as a treatment for spinal cord injury. We are also conducting a Phase I/II clinical trial in dry AMD at five trial sites in the United States, and as of February 2014, have completed enrollment of the first of two planned patient cohorts with our HuCNS-SC cells. This cohort consists of eight subjects. We expect to complete enrollment of the second cohort consisting of eight patients by the end of the second quarter of 2014.

We previously completed a Phase I clinical trial in infantile and late infantile neuronal ceroid lipofuscinosis (NCL), which showed that our HuCNS-SC cells were well tolerated and non-tumorigenic, and that there was evidence of engraftment and long-term survival of the transplanted HuCNS-SC cells. In October 2013, the results of a four-year, long-term follow up study of the patients from the initial Phase I study showed there were no long-term safety or tolerability issues associated with the cells up to five years post-transplantation. For a brief description of our significant therapeutic research and development programs see Overview “Therapeutic Product Development Programs” in the Business Section of Part I, Item 1 of our Form 10-K for the year ended December 31, 2013.

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

The research markets served by our tools and technologies products are highly competitive, complex and dynamic. Technological advances and scientific discoveries have accelerated the pace of change in biological research, and stem cell technologies have been evolving particularly fast. We compete mainly by focusing on specialty media and antibody reagent products and human cell lines where we believe our expertise, intellectual property and reputation give us competitive advantage. We believe that, in this particular market niche, our products and technologies offer customers specific advantages over those offered by our competitors. We compete by offering innovative, quality-controlled products, consistently made and designed to produce reproducible results. For the first quarter of 2014, we generated revenues from the sale of specialty cell culture products of approximately $316,000. We can give no assurances that we will be able to continue to generate such revenues in the future.

Significant Events

In January 2014, at the University of Calgary, we enrolled and successfully transplanted our ninth subject in our Phase I/II clinical trial in chronic spinal cord injury, with our proprietary HuCNS-SC product candidate (purified human neural stem cells). The ninth subject to enroll in the trial, which was initiated in Switzerland, is the first spinal cord injury patient to have undergone transplantation in North America. This expansion from a single-site, single-country study to a multi-site, multi-country program accelerated enrollment of the remaining three patients, and paves the way for a controlled Phase II efficacy study that we plan to initiate mid-year to further investigate our HuCNS-SC product candidate as a treatment for spinal cord injury.

In February 2014, we completed enrollment of the first of two planned patient cohorts in our clinical trial of our proprietary HuCNS-SC product candidate for dry age-related macular degeneration (AMD). This cohort consists of eight subjects, four of whom each received 200,000 cells and four of whom each received 1,000,000 cells. The last patient in this cohort was transplanted at the Byers Eye Institute at Stanford.

In April 2014, we completed enrollment in our Phase I/II clinical trial in spinal cord injury. The multi-national, open-label, Phase I/II trial is evaluating both safety and preliminary efficacy of our proprietary HuCNS-SC product candidate as a treatment for chronic spinal cord injury. The trial enrolled twelve subjects with chest-level injury to the spinal cord. The trial enrolled seven patients with complete paralysis, no motor or sensory function below the point of injury, classified as complete (AIS A), according to the American Spinal Injury Association Impairment Scale, and five patients with no motor function and limited sensory function below the point of injury, classified as incomplete (AIS B). Final results from this landmark study are expected to be released mid-2015.

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

We review our valuation assumptions at each grant date and, as a result, our assumptions in future periods may change. As of March 31, 2014, we expect to recognize approximately $3,677,000 of compensation expense related to unvested stock-based awards over a weighted-average period of 2.8 years. See also Note 5, “Stock-Based Compensation,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

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

Warrant Liability

We account for our warrants in accordance with U.S. GAAP which defines how freestanding contracts that are indexed to and potentially settled in a company’s own stock should be measured and classified. Authoritative accounting guidance prescribes that only warrants issued by us under contracts that cannot be net-cash settled, and are both indexed to and settled in our common stock, can be classified as equity. As part of both our November 2008 and November 2009 financings, we issued warrants with five year terms to purchase 1,034,483 and 400,000 shares of our common stock at $23.00 and $15.00 per share, respectively. As part of our December 2011 financing, we issued Series A Warrants with a five year term to purchase 8,000,000 shares at $1.40 per share and Series B Warrants with a ninety trading day term to purchase 8,000,000 units at $1.25 per unit. Each unit underlying the Series B Warrants consisted of one share of our common stock and one Series A Warrant. In the first and second quarter of 2012, an aggregate of 2,700,000 Series B Warrants were exercised. For the exercise of these warrants, we issued 2,700,000 shares of our common stock and 2,700,000 Series A Warrants. The remaining 5,300,000 Series B Warrants expired unexercised by their terms on May 2, 2012. As terms of the warrants issued in 2008 and 2009, as well as the Series A and Series B Warrants, do not meet the specific conditions for equity classification, we are required to classify the fair value of these warrants as a liability, with subsequent changes in fair value to be recorded as income (loss) due to change in fair value of warrant liability. The fair value of the warrants issued in the 2008 and 2009 financings is determined using the Black-Scholes-Merton (Black-Scholes) option pricing model and the fair value of the Series A and Series B Warrants is determined using a Monte Carlo simulation model (see Note 8, “Warrant Liability”). The fair value is affected by changes in inputs to these models including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. The use of a Monte Carlo simulation model requires input of additional assumptions including the progress of our R&D programs and its affect on potential future financings. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability. The estimated fair value of our warrant liability at March 31, 2014, was approximately $5,868,000.

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

We acquired the operations of SCS on April 1, 2009, and have consolidated such operations since that date.

Revenue and Cost of Product Sales

Revenue for the three-month period ended March 31, 2014, as compared with the same period in 2013, is summarized in the table below:

	Three months ended, March 31		Change in 2014 versus 2013
	2014	2013	$	%
Revenue:
Licensing agreements, grants and other	$23,584	$75,642	$(52,058)	(69)%
Product sales	315,896	208,558	107,338	51%

Total revenue	339,480	284,200	55,280	19%
Cost of product sales	87,276	66,841	20,435	31%

Gross profit	$252,204	$217,359	$34,845	16%

First quarter ended March 31, 2014 versus First quarter ended March 31, 2013. Total revenue in the first quarter of 2014 was approximately $339,000, an increase of 19% compared to the first quarter of 2013. Revenue from product sales were 51% higher, at approximately $316,000, in the first quarter of 2014 compared to the same period in 2013. This increase was primarily attributable to increased unit volumes in our SC Proven line of media and reagents. Licensing, grant and other revenue for the first quarters of 2014 and 2013 were not significant. Licensing, grant and other revenue in the first quarter of 2014 totaled approximately $24,000 compared to approximately $76,000 for the same period in 2013.

Operating Expenses

Operating expenses for the three-month period ended March 31, 2014, as compared with the same period in 2013, is summarized in the table below:

	Three months ended, March 31		Change in 2014 versus 2013
	2014	2013	$	%
Operating expenses:
Research & development	$4,904,294	$4,563,890	$340,404	7%
Selling, general & administrative	2,247,600	1,887,757	359,843	19%
Wind-down expenses	—	22,859	(22,859)	(100)%

Total operating expenses	$7,151,894	$6,474,506	$677,388	10%

Research and Development Expenses

Our R&D expenses consist primarily of salaries and related personnel expenses, costs associated with clinical trials and regulatory submissions, costs associated with preclinical activities such as toxicology studies, costs associated with cell processing and process development, certain patent-related costs such as licensing, facilities related costs such as allocated rent and operating expenses, depreciation, lab equipment and supplies. Clinical trial expenses include payments to vendors such as clinical research organizations, contract manufacturers, clinical trial sites, laboratories for testing clinical samples and consultants. Cumulative R&D costs incurred since we refocused our activities on developing cell-based therapeutics (fiscal years 2000 through the three months ended March 31, 2014) were approximately $193 million. Over this period, the majority of these cumulative costs were related to: (i) characterization of our proprietary HuCNS-SC cells, (ii) expenditures for toxicology and other preclinical studies, preparation and submission of applications to regulatory agencies to conduct clinical trials and obtaining regulatory clearance to initiate such trials, all with respect to our proprietary HuCNS-SC cells, (iii) preclinical studies and development of our human liver engrafting cells, (iv) costs associated with cell processing and process development, and (v) costs associated with our clinical studies.

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

First quarter ended March 31, 2014 versus first quarter ended March 31, 2013. R&D expenses totaled approximately $4,904,000 in the first quarter of 2014 compared with $4,564,000 in the first quarter of 2013. The increase of approximately $340,000, or 7%, in 2014 compared to 2013, was primarily attributable to (i) an increase of approximately $553,000 in expenses related to our clinical studies; primarily our Phase I/II clinical trial for the treatment of chronic spinal cord injury and our Phase I/II clinical trial in dry AMD, (ii) an increase of approximately $148,000 in personnel expenses to support our clinical development activities that include clinical operations, manufacturing, process development and quality control, and (iii) an increase in other expenses of approximately $65,000. The increase was partially offset by a decrease of approximately $426,000 in external services primarily related to preclinical studies of our proprietary HuCNS-SC cells.

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

First quarter ended March 31, 2014 versus first quarter ended March 31, 2013. SG&A expenses totaled approximately $2,248,000 in the first quarter of 2014 compared with approximately $1,888,000 in the same period of 2013. The increase of approximately $360,000, or 19%, in 2014 compared to 2013, was primarily attributable to (i) an increase of approximately $173,000 in expenses related to external services; primarily attributable to an increase in litigation and recruiting fees, (ii) an increase of approximately $130,000 in payroll expenses; primarily attributable to the addition of a role dedicated to scientific and strategic alliances in the second quarter of 2013, and (iii) an increase in net other expenses of approximately $57,000.

Other Income (Expense)

Other expense totaled approximately $721,000 in the first quarter of 2014 compared with other expense of approximately $159,000 in the same period of 2013.

	Three months ended March 31,			Change in 2014 versus 2013
	2014	2013	$	%
Other income (expense):
Change in fair value of warrant liability	$(326,624)	$(188,607)	$(138,017)	73%
Interest income	2,185	6,846	(4,661)	(68)%
Interest expense	(380,488)	(10,148)	(370,340)	3,649%
Other income (expense), net	(15,639)	32,609	(48,248)	(148)%

Total other expense, net	$(720,566)	$(159,300)	$(561,266)	352%

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

Interest Income

Interest income in three-month period ended March 31, 2014 and 2013 were not significant and is from the investment of our cash balances in money market accounts and short-term money market instruments that are highly liquid and that preserves capital.

Interest Expense

Interest expense was approximately $380,000 in the first quarter of 2014 compared with approximately $10,000 for the first quarter of 2013. The increase is primarily attributable to interest due under a Loan Agreement with SVB. See Note 6 “Loan Payable,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

Other income (expense), net

Other expense of approximately $16,000 for the first quarter of 2014, is primarily related to state franchise taxes. In comparison, other income of approximately $33,000 for the first quarter of 2013 is primarily from a gain on sale of equipment offset by other expenses primarily related to state franchise taxes.

Liquidity and Capital Resources

Since our inception, we have financed our operations through the sale of common and preferred stock, the issuance of long-term debt and capitalized lease obligations, credit facilities, revenue from collaborative agreements, research grants, license fees, and interest income.

	March 31, 2014	December 31, 2013	Change
			$	%
Cash and cash equivalents	$26,463,625	$30,585,424	$(4,121,799)	(13)%

In summary, our cash flows were:

	Three months ended March 31,		Change in 2014 versus 2013
	2014	2013	$	%
Net cash used in operating activities	$(6,507,546)	$(6,652,063)	$144,517	(2)%
Net cash provided by (used in) investing activities	$(230,689)	$3,703,193	$3,933,882	(106)%
Net cash provided by financing activities	$2,615,527	$1,715,628	$899,899	52%

Net Cash Used in Operating Activities

Net cash used in operating activities in the three-month period ended March 31, 2014 increased by approximately $145,000, or 2%, when compared to the same period of 2013. Cash used in operating activities is primarily driven by our net loss as adjusted for non-cash charges and differences in the timing of operating cash flows.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities of approximately $231,000 in the first quarter of 2014 was primarily related to the purchase of lab equipment. In comparison, net cash provided by investing activities of approximately $3,703,000 in the first quarter of 2013 was primarily attributable to net maturities of short-term marketable securities of approximately $4,084,000 offset by in aggregate, net purchases of tangible and intangible assets of approximately $381,000.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the three-month period ended March 31, 2014 increased by approximately $900,000, or 52%, compared to the same period in 2013. In the first quarter of 2014, we received approximately $3,820,000 as a part of a loan provided under the CIRM Loan Agreement. See Note 6, “Loan Payable” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

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

The source, timing and availability of any future financing will depend principally upon market conditions, interest rates and, more specifically, on our progress in our exploratory, preclinical and future clinical development programs. Funding may not be available when needed — at all, or on terms acceptable to us. Lack of necessary funds may require us, among other things, to delay, scale back or eliminate some or all of our research and product development programs, planned clinical trials, and/or our capital expenditures or to license our potential products or technologies to third parties. In addition, a decline in economic activity, together with the deterioration of the credit and capital markets, could have an adverse impact on potential sources of future financing.

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

Operating Leases — California

In December 2010, we entered into a commercial lease agreement with BMR-Gateway Boulevard LLC (BMR), as landlord, for office and research space at BMR’s Pacific Research Center in Newark, California. The initial term of the lease is approximately eleven and one-half years and includes escalating rent payments which we recognize as lease operating expense on a straight-line basis. We will pay approximately $17,869,000 in aggregate as rent over the term of the lease to BMR. Deferred rent for this facility was approximately $1,437,000 as of March 31, 2014, and approximately $1,434,000 as of December 31, 2013.

In March 2013, we entered into a commercial lease agreement with Prologis, L.P. (Prologis), as landlord, for office and research space in Sunnyvale, California. The facility is for operations that support our clinical development activities. The initial term of the lease is ten years and includes escalating rent payments which we recognize as lease operating expense on a straight-line basis. We will pay approximately $3,497,000 in aggregate rent over the term of the lease. As part of the lease, Prologis has agreed to provide us financial allowances to build initial tenant improvements, subject to customary terms and conditions relating to landlord-funded tenant improvements. The tenant improvements are recorded as leasehold improvement assets and amortized over the term of the lease. The financial allowances are treated as a lease incentive and recorded as deferred rent which is amortized as reductions to lease expense over the lease term. Deferred rent for this facility was approximately$392,000 as of March 31, 2014, and approximately $391,000 as of December 31, 2013.

Operating Leases — United Kingdom

In January 2011, we amended the existing lease agreements of our wholly-owned subsidiary, Stem Cell Sciences (U.K.) Ltd, effectively reducing our leased office and lab space. The lease by its terms was extended to September 30, 2013. In October 2013, we signed a new three-year lease agreement for the leased space and expect to pay rent of approximately GBP 53,000 per annum. StemCells, Inc. is the guarantor of Stem Cell Sciences (U.K.) Ltd.’s obligations under the existing lease. The lease includes an option for early termination of the lease agreement.

With the exception of the operating leases discussed above, we have not entered into any significant off balance sheet financial arrangements and have not established any special purpose entities. We have not guaranteed any debts or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations

In the table below, we set forth our legally binding and enforceable contractual cash obligations at March 31, 2014:

	Total Obligations at March 31, 2014	Payable in (April to December) 2014	Payable in 2015	Payable in 2016	Payable in 2017	Payable in 2018	Payable in 2019 and Beyond
Operating lease payments(1)	$17,592,150	$1,438,598	$1,912,217	$1,968,459,217	$2,014,706	$2,061,260	$8,196,910
Capital lease payment (equipment)	49,258	18,213	21,591	9,454	—	—	—
Loan Payable (principal & interest)(2)	9,004,239	3,241,526	4,322,035	1,440,678	—	—	—
Bonds Payable (principal & interest)(3)	78,022	78,022	—	—	—	—	—

Total contractual cash obligations	$26,723,669	$4,776,359	$6,255,843	$3,418,591	$2,014,706	$2,061,260	$8,196,910

(1)	See Note 7, “Commitments and Contingencies” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.
(2)	See Note 6, “Loan Payable” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.
(3)	See Note 7, “Commitments and Contingencies” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

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

We do not have any material unconditional purchase obligations or commercial commitments related to capital expenditures, clinical development, clinical manufacturing, or other external services contracts at March 31, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks at March 31, 2014 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2013 on file with the U.S. Securities and Exchange Commission.

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

In addition to the actions described above, in April 2008, we filed an opposition to Neuralstem’s European Patent No. 0 915 968 (methods of isolating, propagating and differentiating CNS stem cells), because the claimed invention is believed by us to be unpatentable over prior art, including the patents we acquired from NeuroSpheres. In December 2010, the European Patent Office ruled that all composition claims in Neuralstem’s ‘968 European patent were invalid and unpatentable over prior art. Neuralstem appealed this decision but recently withdrew its appeal with prejudice.

ITEM 1A. RISK FACTORS

There have been no material change from the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 31.1 —	Certification of Martin McGlynn under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 —	Certification of Gregory Schiffman under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 —	Certification of Martin McGlynn Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 —	Certification of Gregory Schiffman Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.1 —	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. (****)

****	Pursuant to Rule 406T of Regulation S-T, the XBRL files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEMCELLS, INC. (name of Registrant)

May 14, 2014

/s/ Gregory Schiffman
Gregory Schiffman
Chief Financial Officer

Exhibit Index

Exhibit 31.1 —	Certification of Martin McGlynn under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 —	Certification of Gregory Schiffman under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 —	Certification of Martin McGlynn Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 —	Certification of Gregory Schiffman Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.1 —	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. (****)

****	Pursuant to Rule 406T of Regulation S-T, the XBRL files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.