Form 10-Q
period 2014-09-30
STEMCELLS INC
filed 2014-11-13
CIK 883975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2014

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

At October 31, 2014, there were 68,729,774 shares of Common Stock, $.01 par value, issued and outstanding.

STEMCELLS, INC.

NOTE REGARDING REFERENCES TO US AND OUR COMMON STOCK

Throughout this Form 10-Q, the words “we,” “us,” “our,” and “StemCells” refer to StemCells, Inc., including our directly and indirectly wholly-owned subsidiaries. “Common stock” refers to the common stock, $.01 par value, of StemCells, Inc.

PART I-FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

STEMCELLS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$32,212,589	$30,585,424
Trade receivables	70,495	108,815
Other receivables	173,870	486,222
Prepaid assets	1,037,155	530,037
Deferred financing costs, current	28,409	46,420
Other assets, current	40,000	83,537

Total current assets	33,562,518	31,840,455
Property, plant and equipment, net	5,126,112	5,304,684
Deferred financing costs, non-current	4,162	23,307
Other assets, non-current	399,672	413,717
Goodwill	2,093,602	2,139,294
Other intangible assets, net	1,584,046	1,835,717

Total assets	$42,770,112	$41,557,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,216,980	$1,151,903
Accrued expenses and other current liabilities	2,610,659	4,067,916
Deferred revenue, current	27,524	67,245
Capital lease obligation, current	21,827	21,316
Deferred rent, current	73,060	34,366
Loan payable net of discount, current	3,919,286	3,664,370
Bonds payable, current	—	125,000

Total current liabilities	7,869,336	9,132,116
Capital lease obligations, non-current	13,069	29,422
Loan payable net of discount, non-current	12,049,258	9,244,874
Fair value of warrant liability	4,011,736	5,541,809
Other long-term liabilities	1,273,190	801,388
Deferred rent, non-current	1,757,750	1,790,943
Deferred revenue, non-current	50,291	62,910

Total liabilities	27,024,630	26,603,462
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.01 par value; 225,000,000 shares authorized; issued and outstanding 68,660,276 at September 30, 2014 and 55,138,311 at December 31, 2013	686,603	551,383
Additional paid-in capital	424,902,142	401,680,562
Accumulated deficit	(410,023,000)	(387,530,334)
Accumulated other comprehensive income	179,737	252,101

Total stockholders’ equity	15,745,482	14,953,712

Total liabilities and stockholders’ equity	$42,770,112	$41,557,174

See Notes to Condensed Consolidated Financial Statements.

STEMCELLS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue:
Revenue from licensing agreements, grants and other	$98,293	$52,798	$145,356	$159,773
Revenue from product sales	171,371	271,994	705,992	730,916

Total revenue	269,664	324,792	851,348	890,689
Cost of product sales	58,163	85,743	223,536	230,157

Gross profit	211,501	239,049	627,812	660,532
Operating expenses:
Research and development	4,657,479	5,184,365	15,654,057	14,553,145
Selling, general and administrative	2,071,198	1,710,749	6,494,595	5,180,027
Wind-down expenses	—	—	—	61,837

Total operating expenses	6,728,677	6,895,114	22,148,652	19,795,009

Loss from operations	(6,517,176)	(6,656,065)	(21,520,840)	(19,134,477)
Other income (expense):
Change in fair value of warrant liability	4,076,360	(143,511)	95,266	425,570
Interest income	2,223	136	6,097	8,772
Interest expense	(311,349)	(382,119)	(1,035,061)	(785,122)
Other income (expense), net	(7,244)	(10,094)	(38,128)	8,475

Total other expense, net	3,759,990	(535,588)	(971,826)	(342,305)

Net loss	$(2,757,186)	$(7,191,653)	$(22,492,666)	$(19,476,782)

Basic and diluted net loss per share	$(0.04)	$(0.17)	$(0.38)	$(0.49)
Weighted average number of common shares outstanding, basic and diluted	66,535,000	41,402,717	59,224,989	39,787,527

See Notes to Condensed Consolidated Financial Statements.

STEMCELLS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net loss	$(2,757,186)	$(7,191,653)	$(22,492,666)	$(19,476,782)
Other comprehensive income (loss)
Foreign currency translation adjustments	(182,933)	206,120	(72,364)	(23,928)
Unrealized gains (losses) on marketable securities	—	(425)	—	1,356

Other comprehensive income (loss)	(182,933)	205,695	(72,364)	(22,572)

Comprehensive loss	$(2,940,119)	$(6,985,958)	$(22,565,030)	$(19,499,354)

See Notes to Condensed Consolidated Financial Statements.

STEMCELLS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(22,492,666)	$(19,476,782)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	992,612	730,504
Stock-based compensation	1,543,577	2,033,228
Amortization of debt discount and issuance costs	192,117	509,069
Loss (gain) on disposal of fixed assets	8,845	(34,946)
Change in fair value of warrant liability	(95,266)	(425,570)
Changes in operating assets and liabilities:
Accrued interest and other receivables	277,173	(364,940)
Trade receivables	37,121	57,569
Prepaid and other current assets	(483,178)	782,745
Other assets, non-current	17,207	(52,474)
Accounts payable and accrued expenses	(911,327)	499,935
Accrued wind-down expenses	—	(1,102,762)
Deferred revenue	(52,291)	(19,146)
Deferred rent	5,500	431,390

Net cash used in operating activities	(20,960,576)	(16,432,180)
Cash flows from investing activities:
Purchase of marketable securities	—	(527,967)
Proceeds from the sale and maturity of marketable securities	—	14,430,000
Purchases of property, plant and equipment	(598,432)	(4,556,406)
Proceeds from sale of property, plant and equipment	—	38,500
Acquisition of other assets	—	(100,000)

Net cash provided by (used in) investing activities	(598,432)	9,284,127
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	18,952,721	6,115,442
Proceeds from the exercise of stock options	—	2,809
Proceeds from the exercise of warrants, net of issuance costs	1,974,931	460,097
Proceeds from loan payable, net of issuance costs	5,775,543	13,558,358
Payments related to net share issuance of stock based awards	(499,333)	(342,366)
Repayment of capital lease obligations	(15,842)	(7,302)
Repayment of loan and bond payable	(2,996,204)	(152,500)

Net cash provided by financing activities	23,191,816	19,634,538

Increase (decrease) in cash and cash equivalents	1,632,808	12,486,485
Effects of foreign exchange rate changes on cash	(5,643)	(2,467)
Cash and cash equivalents, beginning of period	30,585,424	8,471,275

Cash and cash equivalents, end of period	$32,212,589	$20,955,293

Supplemental disclosure of cash flow information:
Interest paid	$384,545	$271,054

Fair value of 329,131 shares issued as consideration under an equity financing agreement[1]	—	$600,006
Equipment acquired under a capital lease[2]		$43,600

See Notes to Condensed Consolidated Financial Statements.

1	In June 2013, we entered into an agreement with an institutional investor, under which we have the right to sell up to $30.0 million of common stock to the institutional investor. In consideration for entering into the agreement, we issued 329,131 shares of our common stock to the institutional investor. We will not receive any cash proceeds from the issuance of these 329,131 shares. All shares sold or to be sold under this agreement are offered under our shelf registration statement previously filed with, and declared effective by, the SEC. In October 2013, we terminated the agreement without any cost or penalty.
2	Represents the present value of future minimum capital lease payments for equipment leased.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2014 and 2013

Note 1. Summary of Significant Accounting Policies

Nature of Business.

StemCells, Inc., a Delaware corporation, is a biopharmaceutical company that operates in one segment, the research, development, and commercialization of stem cell therapeutics and related technologies.

The accompanying financial data as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted pursuant to these rules and regulations. The December 31, 2013 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. However, we believe that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Warrant Liability

We account for our warrants in accordance with U.S. GAAP which defines how freestanding contracts that are indexed to and potentially settled in a company’s own stock should be measured and classified. Authoritative accounting guidance prescribes that only warrants issued by us under contracts that cannot be net-cash settled, and are both indexed to and settled in our common stock, can be classified as equity. As part of both our November 2008 and November 2009 financings, we issued warrants with five year terms to purchase 1,034,483 and 400,000 shares of our common stock at $23.00 and $15.00 per share, respectively. The 1,034,483 warrants issued as part of the November 2008 financing, expired unexercised by their own terms in May 2014. As part of our December 2011 financing, we issued Series A Warrants with a five year term to purchase 8,000,000 shares at $1.40 per share and Series B Warrants with a ninety trading day term to purchase 8,000,000 units at $1.25 per unit. Each unit underlying the Series B Warrants consisted of one share of our common stock and one Series A Warrant. In the first and second quarter of 2012, an aggregate of 2,700,000 Series B Warrants were exercised. For the exercise of these warrants, we issued 2,700,000 shares of our common stock and 2,700,000 Series A Warrants. The remaining 5,300,000 Series B Warrants expired unexercised by their terms on May 2, 2012. As terms of the warrants issued in 2009 and the Series A warrants do not meet the specific conditions for equity classification, we are required to classify the fair value of these warrants as a liability, with subsequent changes in fair value to be recorded as income (loss) due to change in fair value of warrant liability. The fair value of the warrants issued in the 2009 financings is determined using the Black-Scholes-Merton (Black-Scholes) option pricing model and the fair value of the Series A Warrants is determined using a Monte Carlo simulation model (see Note 8, “Warrant Liability”). The fair value is affected by changes in inputs to these models including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. The use of a Monte Carlo simulation model requires input of additional assumptions including the progress of our R&D programs and its affect on potential future financings. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability. The estimated fair value of our warrant liability at September 30, 2014, was approximately $4,012,000.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net loss	$(2,757,186)	$(7,191,653)	$(22,492,666)	$(19,476,782)
Weighted average shares outstanding used to compute basic and diluted net income or loss per share	66,535,000	41,402,717	59,224,989	39,787,527
Basic and diluted net loss per share	$(0.04)	$(0.17)	$(0.38)	$(0.49)

The following outstanding potentially dilutive securities were excluded from the computation of diluted net income or loss per share because the effect would have been anti-dilutive as of September 30:

	2014	2013
Options	317,729	431,558
Restricted stock units	3,384,940	3,336,282
Warrants	23,478,181	9,894,909

Total	27,180,850	13,662,749

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income or loss and other comprehensive income or loss (OCL). OCL includes certain changes in stockholders’ equity that are excluded from net income or loss. Specifically, we include in OCL changes in unrealized gains and losses on our marketable securities and unrealized gains and losses on foreign currency translations. Accumulated other comprehensive income was approximately $180,000, as of September 30, 2014, and accumulated other comprehensive income was approximately $252,000, as of December 31, 2013.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40). The update defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provide related disclosures. In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). This ASU is effective for periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. We are currently evaluating the effects of this ASU on its consolidated financial statements and disclosures.

Note 2. Financial Instruments

The following table summarizes the fair value of our cash and cash equivalents held in our current investment portfolio:

	Amortized Cost	Gross Unrealized (Losses)	Fair Value
September 30, 2014
Cash	$226,349	$—	$226,349
Cash equivalents	31,986,240	—	31,986,240

Total cash, cash equivalents, and marketable securities	$32,212,589	$—	$32,212,589

December 31, 2013
Cash	$1,355,281	$—	$1,355,281
Cash equivalents	29,230,143	—	29,230,143

Total cash, cash equivalents, and marketable securities	$30,585,424	$—	$30,585,424

At September 30, 2014, our investments in money market accounts are through a money market fund that invests in high quality, short-term money market instruments which are classified as cash equivalents in the accompanying Condensed Consolidated Balance Sheet due to their short maturities. The investment seeks to provide the highest possible level of current income while still maintaining liquidity and preserving capital. From time to time, we carry cash balances in excess of federally insured limits. Our cash balance at September 30, 2014 includes approximately $51,000 held by our U.K. subsidiary.

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

The following table presents financial assets and liabilities measured at fair value as of September 30, 2014:

	Fair Value Measurement at Report Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	As of September 30, 2014
Financial assets:
Cash equivalents:
Money market funds	$1,821,396	$—	$—	$1,821,396
U.S. Treasury debt obligations	30,164,844	—	—	30,164,844

Total financial assets	$31,986,240	$—	$—	$31,986,240

Financial liabilities:
Loan payable net of discounts	—	—	15,968,544	15,968,544
Warrant liabilities	—	—	4,011,736	4,011,736

Total financial liabilities	$—	$—	$19,980,280	$19,980,280

Level 2 Reconciliation

The following table presents a roll forward for financial assets and liabilities measured at fair value using significant other observable inputs (Level 2) for 2014:

	Level 2 Beginning Balance 12/31/13 $	Settled $	Level 2 Ending Balance 09/30/14 $
Bonds payable	125,000	(125,000)	—

Level 3 Reconciliation

The following table presents a roll forward for liabilities measured at fair value using significant unobservable inputs (Level 3) for 2014.

Warrant Liabilities
Balance at December 31, 2013	$5,541,809
Less fair value of warrants exercised	(1,434,807)
Less change in fair value of warrants	(95,266)

Balance at September 30, 2014	$4,011,736

Loan payable net of discounts
Balance at December 31, 2013	$12,909,244
Add loan proceeds	5,775,543
Add amortization of discount	154,961
Less repayments of principal	(2,871,204)

Balance at September 30, 2014	$15,968,544

Current portion	$3,919,286
Non-current portion	12,049,258

Balance at September 30, 2014	$15,968,544

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

The following table presents changes in goodwill:

Balance as of December 31, 2013	$2,139,294
Foreign currency translation	(45,692)

Balance as of September 30, 2014	$2,093,602

The components of our other intangible assets at September 30, 2014 are summarized below:

Other Intangible Asset Class	Cost	Additions	Impairment	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Weighted- Average Amortization Period
Customer relationships and developed technology	$1,310,000	$—	$—	$(1,022,421)	$148,524	$436,103	8.0 years
In-process research and development	1,340,000	—	(654,961)	(270,687)	134,687	549,039	Indefinite
Trade name	310,000	—	—	(125,903)	37,057	221,154	15.0 years
Patents	1,243,612	—	—	(865,862)	—	377,750	16.0 years

Total other intangible assets	$4,203,612	$—	$(654,961)	$(2,284,873)	$320,268	$1,584,046	12.2 years

Amortization expense was approximately $75,000 in the third quarter of 2014.

The expected future annual amortization expense for each of the next five years based on current balances of our intangible assets is approximately as follows:

For the year ending December 31:
2014	$296,000
2015	$296,000
2016	$288,000
2017	$267,000
2018	$187,000

Note 5. Stock-Based Compensation

We currently grant stock-based compensation under three equity incentive plans (2004, 2006 and 2013 Equity Incentive Plans) approved by the Company’s stockholders and one plan adopted in 2012 pursuant to NASDAQ Listing Rule 5635(c)(4) concerning inducement grants for new employees (our “2012 Commencement Incentive Plan”). As of September 30, 2014, we had 9,732,520 shares available to grant under the above mentioned plans. At our annual stockholders meeting held on June 12, 2007, our stockholders approved an amendment to our 2006 Equity Incentive Plan to provide for an annual increase in the number of shares of common stock available for issuance under the plan each January 1 (beginning January 1, 2008) equal to 4% of the outstanding common shares as of that date. The amendment further provided an aggregate limit of 3,000,000 shares issuable pursuant to incentive stock option awards under the plan. At our annual stockholders meeting held on December 20, 2013, our stockholders approved our 2013 Equity Incentive Plan to grant stock-based compensation of up to an initial 6,000,000 shares, plus an increase of 4% per year of the outstanding number of shares of our common stock beginning in January 1, 2015. Under the three stockholder-approved plans we may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, 401(k) Plan employer match in form of shares and performance-based shares to our employees, directors and consultants, at prices determined by our Board of Directors. Incentive stock options may only be granted to employees under these plans with a grant price not less than the fair market value on the date of grant. Under our 2012 Commencement Inducement Plan, we may only award options, restricted stock units and other equity awards to newly hired employees and newly engaged directors, in each case as allowed by NASDAQ listing requirements.

Our stock-based compensation expense for the three and nine months ended September 30 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Research and development expense	$188,357	$346,938	$414,246	$1,064,301
Selling, general and administrative expense	320,454	250,067	1,129,331	968,927

Total stock-based compensation	$508,811	$597,005	$1,543,577	$2,033,228

Effect on basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.05)

As of September 30, 2014, we had approximately $3,733,000 of total unrecognized compensation expense related to unvested awards of stock options and restricted stock units granted under our various equity incentive plans that we expect to recognize over a weighted-average vesting period of 2.9 years.

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

A summary of our stock option activity for the three months ended September 30, 2014 is as follows:

	Number of options	Weighted-average exercise price ($) per share
Balance at June 30, 2014	375,670	18.18
Granted	—	—
Exercised	—	—
Cancelled	(57,941)	19.03

Outstanding options at September 30, 2014	317,729	18.03

A summary of changes in unvested options for the three months ended September 30, 2014 is as follows:

	Number of options	Weighted-average exercise price ($) per share	Weighted-average grant date fair value ($) per option
Unvested options at June 30, 2014	7	8.90	7.26
Granted	—	—	—
Vested	(7)	8.90	7.26
Cancelled	—	—	—

Unvested options at September 30, 2014	—	—	—

Restricted Stock Units

We have granted restricted stock units (RSUs) to certain employees and members of the Board of Directors which entitle the holders to receive shares of our common stock upon vesting of the RSUs. The fair value of restricted stock units granted is based upon the market price of the underlying common stock as if it were vested and issued on the date of grant.

A summary of changes in our restricted stock units for the three months ended September 30, 2014 is as follows:

	Number of RSUs	Weighted-average grant date fair value ($) per RSU
Outstanding restricted stock units at June 30, 2014	3,137,440	1.53
Granted(1)	270,000	1.90
Vested and exercised	(22,500)	1.75
Cancelled	—	—

Outstanding restricted stock units at September 30, 2014	3,384,940	1.55

(1)	110,000 of these restricted stock units will vest and convert into shares of our common stock over a four year period from the date of grant; one-fourth of the award will vest on each grant date anniversary following the grant. 150,000 of these restricted stock units will vest and convert into shares of our common stock over a three year period from the date of grant; one-third of the award will vest on each grant date anniversary following the grant. 10,000 of these restricted stock units will vest and convert into shares of our common stock after one year from the date of grant.

Stock Appreciation Rights

In July 2006, we granted cash-settled Stock Appreciation Rights (SARs) to certain employees that give the holder the right, upon exercise, to the difference between the price per share of our common stock at the time of exercise and the exercise price of the SARs.

The SARs have a maximum term of ten years with an exercise price of $20.00, which is equal to the market price of our common stock at the date of grant. The SARs vest 25% on the first anniversary of the grant date and 75% vest monthly over the remaining three-year service period. All of the outstanding SARs as of September 30, 2014 are fully vested and there were no changes (grants, exercises or forfeitures) in the third quarter of 2014. Compensation expense is based on the fair value of SARs which is calculated using the Black-Scholes option pricing model. The stock-based compensation expense and liability are re-measured at each reporting date through the earlier of date of settlement or forfeiture of the SARs. For the three months ended September 30, 2014 and 2013, the re-measured liability and expense for the respective periods related to the SARs were not significant.

The compensation expense related to the SARs recognized for the three months ended September 30, 2014 may not be representative of compensation expense for future periods and its resulting effect on net loss and net loss per share attributable to common stockholders, due to changes in the fair value calculation which is dependent on the stock price, volatility, interest and forfeiture rates, additional grants and subsequent periods of vesting. We will continue to recognize compensation cost each period, which will be the change in fair value from the previous period through the earlier date of settlement or forfeiture of the SARs.

Note 6. Loan Payable

Loan Agreement with Silicon Valley Bank

In April 2013, we entered into a Loan Agreement with Silicon Valley Bank (SVB) and received loan proceeds of $9,900,000, net of a $100,000 cash discount. The loan proceeds will be used for research and development and general corporate purposes. The loan has a three-year term and bears interest at an annual rate of 6%. The loan obligations are secured by a first priority security interest on substantially all of our assets excluding intellectual property. For the first nine months, payments will be interest only followed by repayment of principal and interest over a period of 30 months. There is also a final $1,000,000 fee payable at the end of the term which is being expensed over the term of the loan using the effective interest method. In conjunction with the Loan Agreement, we issued to SVB a ten year warrant to acquire 293,531 shares of common stock at an exercise price of $1.7034 per share. The warrant is immediately exercisable and expires in April 2023. We estimated the fair value of the warrant to be approximately $388,000 using the Black-Scholes option pricing model with the following assumptions:

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

Loan Agreement with California Institute for Regenerative Medicine

In April 2013, we entered into an agreement with the California Institute for Regenerative Medicine (CIRM) under which CIRM will provide up to approximately $19.3 million to help fund preclinical development and IND-enabling activities of our HuCNS-SC cells for Alzheimer’s disease. This funding was awarded in September 2012 under CIRM’s Disease Team Therapy Development

Award program (RFA 10-05), and the goal of the research is to file an Investigational New Drug application with the U.S. Food and Drug Administration within four years. The funding is in the form of a forgivable loan, in accordance with mutually agreed upon terms and conditions and CIRM regulations, and is expected to be disbursed periodically by CIRM over the four-year project period subject to a number of preconditions, including the achievement of certain progress milestones and compliance with certain financial covenants. The loan is unsecured and the term of the loan is ten years and may be extended under certain circumstances. Initially, the loan will bear interest at the one year LIBOR rate plus two percent and will increase by 1% each year after year five. Interest will accrue with the first disbursement of loan funds, but we will not begin paying interest until year six. Repayment of the principal and any accrued and unpaid interest will be due and payable at the end of the term. We can prepay the CIRM loan at our election, either in whole or in part at any time and without a prepayment fee. In addition, the loan is forgivable so that our obligation to repay will be contingent upon the success of our HuCNS-SC cells as a treatment for Alzheimer’s disease. In July 2013, we received approximately $3.8 million as initial disbursement of the loan provided under the CIRM agreement. In January 2014 and August 2014, we received approximately $3.8 million and $2.0 million respectively as subsequent disbursements.

The following table is a summary of the changes in the carrying value of our loan payable for the three months ended September 30, 2014:

	Silicon Valley Bank Loan	CIRM Loan	Total
Carrying value of loan payable at June 30, 2014 (current and non-current)	$7,299,007	$7,640,528	$14,939,535
Loan proceeds	—	1,955,279	1,955,279
Repayment of principal	(970,830)	—	(970,830)
Accretion of discount	44,560	—	44,560

Carrying value of loan payable at September 30, 2014 (current and non-current)	$6,372,737	$9,595,807	$15,968,544

Carrying value of loan payable, current portion	$3,919,286	$—	$3,919,286
Carrying value of loan payable, non-current portion	2,453,451	9,595,807	12,049,258

Total loan payable at September 30, 2014	$6,372,737	$9,595,807	$15,968,544

Note 7. Commitments and Contingencies

Bonds Payable

We entered into direct financing transactions with the State of Rhode Island and received proceeds from the issuance of industrial revenue bonds totaling $5,000,000 to finance the construction pilot manufacturing facility in Rhode Island. The related lease agreements are structured such that lease payments fully fund all semiannual interest payments and annual principal payments through maturity in August 2014. In August 2014, we made the final principal and interest payment thereby extinguishing the debt.

Operating leases

We lease various real properties under operating leases that generally require us to pay taxes, insurance, maintenance, and minimum lease payments. Some of our leases have options to renew.

Operating Leases — California

In December 2010, we entered into a commercial lease agreement with BMR-Gateway Boulevard LLC (BMR), as landlord, for office and research space at BMR’s Pacific Research Center in Newark, California. The initial term of the lease is approximately eleven and one-half years and includes escalating rent payments which we recognize as lease operating expense on a straight-line basis. We will pay approximately $17,869,000 in aggregate as rent over the term of the lease to BMR. Deferred rent for this facility was approximately $1,439,000 as of September 30, 2014, and approximately $1,434,000 as of December 31, 2013.

In March 2013, we entered into a commercial lease agreement with Prologis, L.P. (Prologis), as landlord, for office and research space in Sunnyvale, California. The facility is for operations that support our clinical development activities. The initial term of the lease is ten years and includes escalating rent payments which we recognize as lease operating expense on a straight-line basis. We will pay approximately $3,497,000 in aggregate rent over the term of the lease. As part of the lease, Prologis provided us financial allowances to build initial tenant improvements, subject to customary terms and conditions relating to landlord-funded tenant improvements. The tenant improvements are recorded as leasehold improvement assets and amortized over the term of the lease. The financial allowances are treated as a lease incentive and recorded as deferred rent which is amortized as reductions to lease expense over the lease term. Deferred rent for this facility was approximately $392,000 as of September 30, 2014, and approximately $391,000 as of December 31, 2013.

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

In addition to the actions described above, in April 2008, we filed an opposition to Neuralstem’s European Patent No. 0 915 968 (methods of isolating, propagating and differentiating CNS stem cells), because the claimed invention is believed by us to be unpatentable over prior art, including the patents we acquired from NeuroSpheres. In December 2010, the European Patent Office ruled that all composition claims in Neuralstem’s ‘968 European patent were invalid and unpatentable over prior art including several of the NeuroSpheres patents. Neuralstem appealed this decision but subsequently withdrew its appeal with prejudice.

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

In November 2009, we sold 1,000,000 units to institutional investors at a price of $12.50 per unit, for gross proceeds of $12,500,000. The units, each of which consisted of one share of common stock and a warrant to purchase 0.40 shares of common stock at an exercise price of $15.00 per share, were offered as a registered direct offering under a shelf registration statement previously filed with, and declared effective by, the SEC. We received total proceeds, net of offering expenses and placement agency fees, of approximately $11,985,000. We recorded the fair value of the warrants to purchase 400,000 shares of our common stock as a liability. The fair value of the warrant liability is revalued at the end of each reporting period, with the change in fair value of the warrant liability recorded as a gain or loss in our condensed consolidated statements of operations. The fair value of the warrants will continue to be classified as a liability until such time as the warrants are exercised, expire or an amendment of the warrant agreement renders these warrants to be no longer classified as a liability. The fair value of these warrants at September 30, 2014 was not significant.

In December 2011, we raised gross proceeds of $10,000,000 through a public offering of 8,000,000 units and 8,000,000 Series B Warrants. The combination of units and Series B Warrants were sold at a public offering price of $1.25 per unit. Each Series B Warrant gave the holder the right to purchase one unit at an exercise price of $1.25 per unit and was exercisable until May 2, 2012, the 90th trading day after the date of issuance. Each unit consists of one share of our common stock and one Series A Warrant. Each Series A Warrant gives the holder the right to purchase one share of our common stock at an initial exercise price of $1.40 per share. The Series A Warrants are immediately exercisable upon issuance and will expire in December 2016. In 2012, an aggregate of 2,700,000 Series B Warrants were exercised. For the exercise of these warrants, we issued 2,700,000 shares of our common stock and 2,700,000 Series A Warrants. The remaining 5,300,000 Series B Warrants expired unexercised by their terms on May 2, 2012. In 2012, 2013 and 2014, an aggregate of 2,198,571, 384,534 and 1,180,015 Series A Warrants were exercised, respectively. For the exercise of these warrants, in 2012, 2013 and 2014 we issued 2,198,571, 384,534 and 1,180,015 shares of our common stock and received gross proceeds of approximately $3,078,000, $538,000 and $1,652,000 respectively. The shares were offered under our shelf registration statement previously filed with, and declared effective by, the SEC. The assumptions used for the Monte Carlo simulation model to value the Series A Warrants at September 30, 2014 are as follows:

Risk-free interest rate per year	0.7%
Expected volatility per year	77.6%
Expected dividend yield	0%
Expected life in years	2.2

The use of a Monte Carlo simulation model requires the input of additional subjective assumptions including the progress of our R&D programs and its affect on potential future financings.

The following table is a summary of the changes in fair value of warrant liability for the Series A Warrants for the three-month period ended September 30, 2014:

	Series A
	Number of Warrants	Fair value $
Balance at June 30, 2014	7,266,895	$8,525,666
Less exercised	(330,015)	(437,570)
Changes in fair value	—	(4,076,360)

Balance at September 30, 2014	6,936,880	$4,011,736

The following table is a summary of our warrant liability as of September 30, 2014:

Warrants	Number Outstanding	Exercise Price ($) per share	Fair value $
Warrants issued in 2009	400,000	15.00	—
Series A Warrants	6,936,880	1.40	4,011,736

Total	7,336,880		4,011,736

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

In the third quarter of 2014, an aggregate of 330,015 Series A Warrants were exercised. For the exercise of these warrants, we issued 330,015 shares of our common stock and received gross proceeds of approximately $462,000.

Note 10. Subsequent Events

On November 10, 2014, we granted certain licenses and sold certain assets to Takara Bio Inc., a Japanese public company, so that it could sell the “SC Proven” research tools on a worldwide and exclusive basis beginning January 1, 2015. As consideration, we will receive $800,000, payable on or before November 24, 2014. In the transaction, Takara Bio acquired from Stem Cell Sciences the SC Proven trademarks and business records, as well as field-based license rights under our tools related patents. The licensed field is limited to the sale of products to researchers and does not include any therapeutic or drug screening rights or the right to develop and commercialize genetically engineered animals. In connection with this transaction, we anticipate winding down the Stem Cell Sciences businesses after we dispose of remaining inventory and complete tech transfer to Takara Bio.

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

We are conducting a Phase I/II clinical trial for the treatment of chronic spinal cord injury, which represents the first time that neural stem cells have been transplanted as a potential therapeutic agent for spinal cord injury. To accelerate patient enrollment, we expanded this trial from a single-site, single-country study to a multi-site, multi-country program and in April 2014, we completed enrollment of the twelfth and final patient in this trial. This trial is being conducted in Switzerland and Canada. Data from the first three patients demonstrated a favorable safety profile and multi-segment gains in sensory function in two of the three patients twelve months after transplantation of HuCNS-SC cells compared to pre-transplant baselines; the third patient remained stable. Interim analysis of clinical data to date has shown significant post-transplant gains in sensory function in two additional patients and continue to confirm the favorable safety profile of the cells and the surgical implant procedure. Final results from this clinical study are expected to be released mid-2015. In October 2014, we initiated our Pathway Study, a Phase II proof of concept clinical trial using our proprietary HuCNS-SC cells for the treatment of cervical spinal cord injury. The trial will be conducted as a randomized, controlled, single-blind study and efficacy will be primarily measured by assessing motor function according to the International Standards for Neurological Classification of Spinal Cord Injury (ISNCSCI).

We also conducted a Phase I/II clinical trial in dry AMD at five trial sites in the United States, and in June 2014, based on positive interim results, we closed enrollment for this trial in order to focus our efforts on initiating a follow-on Phase II randomized, controlled proof-of-concept study, either later this year or early 2015. Interim results for the AMD Phase I/II trial showed a 70 percent reduction in the rate of geographic atrophy (GA) as compared to the control eye and a 65 percent reduction in the rate of GA as compared to the expected natural history of the disease following a single dose of our proprietary HuCNS-SC cells.

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

In April 2013, we entered into an agreement with the California Institute for Regenerative Medicine (CIRM) under which CIRM will provide up to approximately $19.3 million as a forgivable loan, in accordance with mutually agreed upon terms and conditions and CIRM regulations. The CIRM loan will help fund preclinical development of our HuCNS-SC cells for Alzheimer’s disease.… In July 2013, we received approximately $3.8 million as initial disbursement of the loan provided under the CIRM agreement. In January 2014 and August 2014, we received approximately $3.8 million and $2.0 million respectively as subsequent disbursements.

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

In October 2014, we initiated our Pathway Study, a Phase II proof of concept clinical trial using our proprietary HuCNS-SC cells for the treatment of cervical spinal cord injury (SCI). The Pathway Study is the first clinical study designed to evaluate both the safety and efficacy of transplanting stem cells into patients with traumatic injury to the cervical spinal cord. The trial will be conducted as a randomized, controlled, single-blind study and efficacy will be primarily measured by assessing motor function according to the International Standards for Neurological Classification of Spinal Cord Injury (ISNCSCI). The primary efficacy outcome will focus on change in upper extremity strength as measured in the hands, arms, and shoulders. The trial will follow the patients for one year from the time of enrollment.

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

We review our valuation assumptions at each grant date and, as a result, our assumptions in future periods may change. As of September 30, 2014, we expect to recognize approximately $3,733,000 of compensation expense related to unvested stock-based awards over a weighted-average period of 2.9 years. See also Note 5, “Stock-Based Compensation,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

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

Warrant Liability

We account for our warrants in accordance with U.S. GAAP which defines how freestanding contracts that are indexed to and potentially settled in a company’s own stock should be measured and classified. Authoritative accounting guidance prescribes that only warrants issued by us under contracts that cannot be net-cash settled, and are both indexed to and settled in our common stock, can be classified as equity. As part of both our November 2008 and November 2009 financings, we issued warrants with five year terms to purchase 1,034,483 and 400,000 shares of our common stock at $23.00 and $15.00 per share, respectively. The 1,034,483 warrants issued as part of the November 2008 financing, expired unexercised by their own terms in May 2014. As part of our December 2011 financing, we issued Series A Warrants with a five year term to purchase 8,000,000 shares at $1.40 per share and Series B Warrants with a ninety trading day term to purchase 8,000,000 units at $1.25 per unit. Each unit underlying the Series B Warrants consisted of one share of our common stock and one Series A Warrant. In the first and second quarter of 2012, an aggregate of 2,700,000 Series B Warrants were exercised. For the exercise of these warrants, we issued 2,700,000 shares of our common stock and 2,700,000 Series A Warrants. The remaining 5,300,000 Series B Warrants expired unexercised by their terms on May 2, 2012. As terms of the warrants issued in 2009 and the Series A warrants do not meet the specific conditions for equity classification, we are required to classify the fair value of these warrants as a liability, with subsequent changes in fair value to be recorded as income (loss) due to change in fair value of warrant liability. The fair value of the warrants issued in the 2009 financings is determined using the Black-Scholes-Merton (Black-Scholes) option pricing model and the fair value of the Series A Warrants is determined using a Monte Carlo simulation model (see Note 8, “Warrant Liability”). The fair value is affected by changes in inputs to these models including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. The use of a Monte Carlo simulation model requires input of additional assumptions including the progress of our R&D programs and its affect on potential future financings. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability. The estimated fair value of our warrant liability at September 30, 2014, was approximately $4,012,000.

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

We acquired the operations of SCS on April 1, 2009, and have consolidated such operations since that date.

Revenue and Cost of Product Sales

Revenue for the three and nine-month periods ended September 30, 2014, as compared with the same period in 2013, is summarized in the table below:

	Three months ended, September 30		Change in 2014 versus 2013		Nine months ended, September 30		Change in 2014 versus 2013
	2014	2013	$	%	2014	2013	$	%
Revenue:
Licensing agreements, grants and other	$98,293	$52,798	$$45,495	86%	$145,356	$159,773	$(14,417)	(9)%
Product sales	171,371	271,994	(100,623)	(37)%	705,992	730,916	(24,924)	(3)%

Total revenue	269,664	324,792	(55,128)	(17)%	851,348	890,689	(39,341)	(4)%
Cost of product sales	58,163	85,743	(27,580)	(32)%	223,536	230,157	(6,621)	(3)%

Gross profit	$211,501	$239,049	$(27,548)	(12)%	$627,812	$660,532	$(32,720)	(5)%

Third quarter ended September 30, 2014 versus third quarter ended September 30, 2013. Total revenue in the third quarter of 2014 was approximately $270,000, a decrease of 17% compared to the third quarter of 2013. Revenue from product sales were 37% lower, at approximately $171,000, in the third quarter of 2014 compared to the same period in 2013. This decrease was primarily attributable to decreased unit volumes in our SC Proven line of media and reagents. Licensing, grant and other revenue for the third quarters of 2014 and 2013 were not significant. Licensing, grant and other revenue in the third quarter of 2014 totaled approximately $98,000 compared to approximately $53,000 for the same period in 2013.

Nine-month period ended September 30, 2014 versus nine-month period ended September 30, 2013. Total revenue in the nine-month period ended September 30, 2014 was approximately $851,000, which was 4% lower than total revenue of approximately $890,000 for the same period of 2013. Revenue from product sales were 3% lower, at approximately $706,000, for the nine-month period in 2014 compared to the same period in 2013. This decrease was primarily attributable to decreased unit volumes in our SC Proven line of media and reagents. Licensing, grant and other revenue for the nine-month period of 2014 and 2013 were not significant. Licensing, grant and other revenue in the nine-month period ended September, 30 2014 totaled approximately $145,000 compared to approximately $160,000 for the same period in 2013.

Operating Expenses

Operating expenses for the three and nine-month periods ended September 30, 2014, as compared with the same period in 2013, is summarized in the table below:

	Three months ended, September 30		Change in 2014 versus 2013		Nine months ended, September 30		Change in 2014 versus 2013
	2014	2013	$	%	2014	2013	$	%
Operating expenses:
Research & development	$4,657,479	$5,184,365	$(526,886)	(10)%	$15,654,057	$14,553,145	$1,100,912	8%
Selling, general & administrative	2,071,198	1,710,749	360,449	21%	6,494,595	5,180,027	1,314,568	25%
Wind-down expenses	—	—	—	—	—	61,837	(61,837)	(100)%

Total operating expenses	$6,728,677	$6,895,114	$(166,437)	(2)%	$22,148,652	$19,795,009	$2,353,643	12%

Research and Development Expenses

Our R&D expenses consist primarily of salaries and related personnel expenses, costs associated with clinical trials and regulatory submissions, costs associated with preclinical activities such as toxicology studies, costs associated with cell processing and process development, certain patent-related costs such as licensing, facilities related costs such as allocated rent and operating expenses, depreciation, lab equipment and supplies. Clinical trial expenses include payments to vendors such as clinical research organizations, contract manufacturers, clinical trial sites, laboratories for testing clinical samples and consultants. Cumulative R&D costs incurred since we refocused our activities on developing cell-based therapeutics (fiscal years 2000 through the nine months ended September 30, 2014) were approximately $203 million. Over this period, the majority of these cumulative costs were related to: (i) characterization of our proprietary HuCNS-SC cells, (ii) expenditures for toxicology and other preclinical studies, preparation and submission of applications to regulatory agencies to conduct clinical trials and obtaining regulatory clearance to initiate such trials, all with respect to our proprietary HuCNS-SC cells, (iii) preclinical studies and development of our human liver engrafting cells, (iv) costs associated with cell processing and process development, and (v) costs associated with our clinical studies.

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

Third quarter ended September 30, 2014 versus third quarter ended September 30, 2013. R&D expenses totaled approximately $4,657,000 in the third quarter of 2014 compared with $5,184,000 in the third quarter of 2013. The decrease of approximately $527,000, or 10%, in 2014 compared to 2013, was primarily attributable to a decrease in external services related to the preclinical studies of our proprietary HuCNS-SC cells.

Nine-month period ended September 30, 2014 versus nine-month period ended September 30, 2013. R&D expenses totaled approximately $15,654,000 in the nine-month period ended September 30, 2014 compared with $14,553,000 for the same period in 2013. The increase of approximately $1,101,000, or 8%, in 2014 compared to 2013, was primarily attributable an increase of approximately $1,879,000 in expenses related to our clinical studies; (i) our Phase I/II clinical trial for the treatment of chronic spinal cord injury, (ii) our Phase I/II clinical trial in dry AMD, and (iii) expenses incurred to initiate a controlled Phase II efficacy study to further investigate our HuCNS-SC cells as a treatment for spinal cord injury. The increase was partially offset by a decrease of approximately $778,000 in net other operating expenses primarily external services related to preclinical studies of our proprietary HuCNS-SC cells.

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

Third quarter ended September 30, 2014 versus third quarter ended September 30, 2013. SG&A expenses totaled approximately $2,071,000 in the third quarter of 2014 compared with approximately $1,711,000 in the same period of 2013. The increase of approximately $360,000, or 21%, in 2014 compared to 2013, was primarily attributable to (i) an increase of approximately $186,000 in expenses related to external services; primarily attributable to an increase in legal fees, (ii) an increase of approximately $116,000 in payroll expenses; primarily attributable to stock-based compensation and increased personnel costs related to roles within the finance department, and (iii) an increase in net other expenses of approximately $58,000.

Nine-month period ended September 30, 2014 versus nine-month period ended September 30, 2013. SG&A expenses totaled approximately $6,495,000 in the nine-month period ended September 30, 2014 compared with approximately $5,180,000 in the same period of 2013. The increase of approximately $1,315,000, or 25%, in 2014 compared to 2013, was primarily attributable to (i) an increase of approximately $751,000 in expenses related to external services; primarily attributable to an increase in legal fees, recruiting fees, and expenses related to our annual shareholders’ meeting, (ii) an increase of approximately $467,000 in payroll expenses; primarily attributable to the addition of a role dedicated to scientific and strategic alliances towards the end of the second quarter of 2013 and increased personnel costs related to roles within the finance department and stock based compensation, and (iii) an increase in net other expenses of approximately $97,000.

Other Income (Expense)

Other income totaled approximately $3,760,000 in the third quarter of 2014 compared with other expense of approximately $536,000 in the same period of 2013, and other expense of approximately $972,000 for the nine-month period ended September 30, 2014 compared with other expense of approximately $342,000 for the nine-month period ended September 30, 2013.

	Three months ended, September 30		Change in 2014 versus 2013		Nine months ended, September 30		Change in 2014 versus 2013
	2014	2013	$	%	2014	2013	$	%
Other income (expense):
Change in fair value of warrant liability	$4,076,360	$(143,511)	$4,219,871	*	$95,266	$425,570	$(330,304)	(78)%
Interest income	2,223	136	2,087	*	6,097	8,772	(2,675)	(30)%
Interest expense	(311,349)	(382,119)	70,770	(19)%	(1,035,061)	(785,122)	(249,939)	32%
Other income (expense), net	(7,244)	(10,094)	2,850	(28)%	(38,128)	8,475	(46,603)	(550)%

Total other income (expense), net	$3,759,990	$(535,588)	$4,295,578	*	$(971,826)	$(342,305)	$(629,521)	184%

Change in Fair Value of Warrant Liability

We record changes in fair value of warrant liability as income or loss in our Consolidated Statements of Operations. We have warrants outstanding which were issued as part of financing transactions in 2009 and 2011 and have classified the fair value of these warrants as a liability. The fair value of the outstanding warrants is determined using various option pricing models, such as the Black-Scholes-Merton (Black-Scholes) option pricing model and a Monte Carlo simulation model, and is affected by changes in inputs to the various models, including our stock price, expected stock price volatility, the contractual term and the risk-free interest rate. The use of a Monte Carlo simulation model requires input of additional subjective assumptions including the progress of our R&D programs and its affect on potential future financings. There is a direct proportional relationship between the fair value of the warrants and the market price of our common share. Increases or decreases in the market price will lead to corresponding increases or decreases in the fair value of the warrant liability and result in losses or gains respectively, on our consolidated statement of operations. The warrant liability and revaluations have not had a cash impact on our working capital, liquidity or business operations. The fair value of the warrant liability is revalued at the end of each reporting period. See Note 8 “Warrant Liability” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

Interest Income

Interest income in three and nine-month period ended September 30, 2014 and 2013 were not significant and is from the investment of our cash balances in money market accounts and short-term money market instruments that are highly liquid and that preserves capital.

Interest Expense

Interest expense was approximately $311,000 in the third quarter of 2014 compared with approximately $382,000 for the third quarter of 2013. Interest expense was approximately $1,035,000 in the nine-month period ended September 30, 2014 compared with approximately $785,000 for the similar period in 2013. Interest expense is primarily interest due under a Loan Agreement with SVB and CIRM. See Note 6 “Loan Payable,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

Other income (expense), net

Other expense of approximately $7,000 for the third quarter of 2014 and $10,000 for the similar period in 2013, were primarily related to state franchise taxes. Other expense of approximately $38,000 for the nine-month period ended September 30, 2014 were primarily related to state franchise taxes. In comparison, other income of approximately $8,000 for the similar period in 2013 is primarily from a gain on sale of equipment offset by other expenses primarily related to state franchise taxes.

*	Calculation not meaningful.

Liquidity and Capital Resources

Since our inception, we have financed our operations through the sale of common and preferred stock, the issuance of long-term debt and capitalized lease obligations, credit facilities, revenue from collaborative agreements, research grants, license fees, and interest income.

			Change
	September 30, 2014	December 31, 2013	$	%
Cash and cash equivalents	$32,212,589	$30,585,424	1,627,165	5%

In summary, our cash flows were:

	Nine months ended September 30,		Change in 2014 versus 2013
	2014	2013	$	%
Net cash used in operating activities	$(20,960,576)	$(16,432,180)	$(4,528,396)	28%
Net cash provided by (used in) investing activities	$(598,432)	$9,284,127	$(9,882,559)	(106)%
Net cash provided by financing activities	$23,191,816	$19,634,538	$3,557,278	18%

Net Cash Used in Operating Activities

Net cash used in operating activities in the nine-month period ended September 30, 2014 increased by approximately $4528,000, or 28%, when compared to the same period of 2013. Cash used in operating activities is primarily driven by our net loss as adjusted for non-cash charges and differences in the timing of operating cash flows. The increase from 2013 to 2014 was primarily attributable to expenses incurred on our Phase I/II clinical trials for the treatment of chronic spinal cord injury and dry AMD; expenses incurred to initiate in the second-half of 2014, a controlled Phase II efficacy study to further investigate our HuCNS-SC cells as a treatment for spinal cord injury; an increase in legal fees, recruiting fees, and expenses related to our annual shareholders’ meeting.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities in 2014 was primarily for the purchase of lab and office equipment. Net cash provided by investing activities for the similar period in 2013 was primarily attributable to net maturities of short-term marketable debt securities of approximately $13,902,000, offset by net capital expenditures of approximately $4,618,000.

Net Cash Provided by Financing Activities

In the nine-month period ended September 30, 2014, we received in aggregate, approximately $5,801,000 as a part of a loan provided under the CIRM Loan Agreement. See Note 6, “Loan Payable” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information. There were no other significant financing transactions during this period.

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

We intend to pursue opportunities to obtain additional financing in the future through equity and debt financings, grants and collaborative research arrangements. In December 2013, we filed with the SEC, and the SEC declared effective, a universal shelf registration statement which permits us to issue up to $100 million worth of registered debt and equity securities. Under this effective shelf registration, we have the flexibility to issue registered securities, from time to time, in one or more separate offerings or other transactions with the size, price and terms to be determined at the time of issuance. Registered securities issued using this shelf may be used to raise additional capital to fund our working capital and other corporate needs, for future acquisitions of assets, programs or businesses, and for other corporate purposes. As of October 31, 2014, we had approximately $59 million under this universal shelf registration statement available for issuing debt or equity securities.

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

Operating Leases — California

In December 2010, we entered into a commercial lease agreement with BMR-Gateway Boulevard LLC (BMR), as landlord, for office and research space at BMR’s Pacific Research Center in Newark, California. The initial term of the lease is approximately eleven and one-half years and includes escalating rent payments which we recognize as lease operating expense on a straight-line basis. We will pay approximately $17,869,000 in aggregate as rent over the term of the lease to BMR. Deferred rent for this facility was approximately $1,439,000 as of September 30, 2014, and approximately $1,434,000 as of December 31, 2013.

In March 2013, we entered into a commercial lease agreement with Prologis, L.P. (Prologis), as landlord, for office and research space in Sunnyvale, California. The facility is for operations that support our clinical development activities. The initial term of the lease is ten years and includes escalating rent payments which we recognize as lease operating expense on a straight-line basis. We will pay approximately $3,497,000 in aggregate rent over the term of the lease. As part of the lease, Prologis has provided us financial allowances to build initial tenant improvements, subject to customary terms and conditions relating to landlord-funded tenant improvements. The tenant improvements are recorded as leasehold improvement assets and amortized over the term of the lease. The financial allowances are treated as a lease incentive and recorded as deferred rent which is amortized as reductions to lease expense over the lease term. Deferred rent for this facility was approximately$392,000 as of September 30, 2014, and approximately $391,000 as of December 31, 2013.

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

Contractual Obligations

In the table below, we set forth our legally binding and enforceable contractual cash obligations at September 30, 2014:

	Total Obligations at September 30, 2014	Payable in (October to December) 2014	Payable in 2015	Payable in 2016	Payable in 2017	Payable in 2018	Payable in 2019 and Beyond
Operating lease payments(1)	$16,719,225	$565,673	$1,912,217	$1,968,459	$2,014,706	$2,061,260	$8,196,910
Capital lease payment (equipment)	37,116	6,071	21,591	9,454	—	—	—
Loan Payable (principal & interest)(2)	6,843,222	1,080,509	4,322,035	1,440,678	—	—	—

Total contractual cash obligations	$23,599,563	$1,652,253	$6,255,843	$3,418,591	$2,014,706	$2,061,260	$8,196,910

(1)	See Note 7, “Commitments and Contingencies” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.
(2)	See Note 6, “Loan Payable” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

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

We do not have any material unconditional purchase obligations or commercial commitments related to capital expenditures, clinical development, clinical manufacturing, or other external services contracts at September 30, 2014.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40). The update defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provide related disclosures. In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). This ASU is effective for periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. The Company is currently evaluating the effects of this ASU on its consolidated financial statements and disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks at September 30, 2014 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2013 on file with the U.S. Securities and Exchange Commission.

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

In addition to the actions described above, in April 2008, we filed an opposition to Neuralstem’s European Patent No. 0 915 968 (methods of isolating, propagating and differentiating CNS stem cells), because the claimed invention is believed by us to be unpatentable over prior art, including the patents we acquired from NeuroSpheres. In December 2010, the European Patent Office ruled that all composition claims in Neuralstem’s ‘968 European patent were invalid and unpatentable over prior art including several of the NeuroSpheres patents. Neuralstem appealed this decision but subsequently withdrew its appeal with prejudice.

ITEM 1A. RISK FACTORS

There have been no material change from the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On November 10, 2014, we granted certain licenses and sold certain assets to Takara Bio Inc., a Japanese public company, so that it could sell the “SC Proven” research tools on a worldwide and exclusive basis beginning January 1, 2015. As consideration, we will receive $800,000, payable on or before November 24, 2014. In the transaction, Takara Bio acquired from Stem Cell Sciences the SC Proven trademarks and business records, as well as field-based license rights under our tools related patents. The licensed field is limited to the sale of products to researchers and does not include any therapeutic or drug screening rights or the right to develop and commercialize genetically engineered animals. In connection with this transaction, we anticipate winding down the Stem Cell Sciences businesses after we dispose of remaining inventory and complete tech transfer to Takara Bio.

ITEM 6. EXHIBITS

Exhibit 31.1 —	Certification of Martin McGlynn under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 —	Certification of Gregory Schiffman under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 —	Certification of Martin McGlynn Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 —	Certification of Gregory Schiffman Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.1 —	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEMCELLS, INC. (name of Registrant)

November 13, 2014

/s/ Gregory Schiffman
Gregory Schiffman
Chief Financial Officer

Exhibit Index

Exhibit 31.1 —	Certification of Martin McGlynn under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 —	Certification of Gregory Schiffman under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 —	Certification of Martin McGlynn Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 —	Certification of Gregory Schiffman Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.1 —	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.