Form 10-K
period 2014-12-31
STEMCELLS INC
filed 2015-03-13
CIK 883975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of common stock held by non-affiliates at June 30, 2014: $113,248,184. Inclusion of shares held beneficially by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management policies of the registrant, or that such person is controlled by or under common control with the Registrant.

Common stock outstanding at February 24, 2015: 69,288,450 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2015 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A are incorporated by reference in Part III of this report.

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

Overview

StemCells, Inc. is engaged in the research, development, and commercialization of stem cell therapeutics. We believe that understanding cells and cell biology, and in particular stem cells, will play an increasingly important role in the understanding of human diseases and in the discovery of new medical therapies. Consequently, we are focused on developing and commercializing stem and progenitor cells as the basis for novel therapeutics and therapies.

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

We are currently in clinical development with our HuCNS-SC cells for a range of diseases and disorders of the central nervous system. The CNS consists of the brain, spinal cord and eye, and we are currently the only stem cell company in clinical development for indications in all three compartments comprising the CNS, specifically:

(i)	with respect to the brain,

•	in October 2012, we published in Science Translational Medicine, a peer-reviewed journal, the data from our Phase I clinical trial in Pelizeaus-Merzbacher Disease (PMD), a fatal myelination disorder in the brain. The data showed preliminary evidence of progressive and durable donor cell-derived myelination in all four patients transplanted with HuCNS-SC cells. Three of the four patients showed modest gains in neurological function; the fourth patient remained stable;

•	we have completed a Phase I clinical trial in infantile and late infantile neuronal ceroid lipofuscinosis (NCL, also known as Batten disease), which is a neurodegenerative disorder of the brain. The data from that trial showed that our HuCNS-SC cells were well tolerated, non-tumorigenic, there was evidence of engraftment and long-term survival of the transplanted HuCNS-SC cells for up to six years; five years after stopping immunosuppression these data suggest that patients receiving human neural stem cell transplants should not need to be maintained on life-long immunosuppression;

(ii)	with respect to the spinal cord,

•	in May 2014, we completed the enrollment and dosing of twelve subjects in a Phase I/II clinical trial of our HuCNS-SC cells for the treatment of thoracic spinal cord injury. We reported interim results on all twelve subjects which showed post-transplant gains in sensory function below the level of injury in half of the subjects. Two subjects converted from a complete injury (AIS A) to an incomplete injury (AIS B). The interim results also continue to confirm the favorable safety profile of the cells and the surgical procedure;

•	in October 2014, we initiated our Pathway™ Study, a Phase II proof of concept clinical trial using our HuCNS-SC cells for the treatment of cervical spinal cord injury (SCI). The Pathway Study is

[1]	This estimate is based on information from the Alzheimer’s Association, the Alzheimer’s Disease Education & Referral Center (National Institute on Aging), the National Parkinson Foundation, the National Institutes of Health’s National Institute on Neurological Disorders and Stroke, the Foundation for Spinal Cord Injury Prevention, Care & Cure, the Travis Roy Foundation, the Centers for Disease Control and Prevention, the Wisconsin Chapter of the Huntington’s Disease Society of America, and the Cincinnati Children’s Hospital Medical Center.

designed to evaluate both the safety and efficacy of transplanting stem cells into patients with traumatic injury to the cervical spinal cord. The trial will be conducted as a randomized, controlled, single-blind study and efficacy will be primarily measured by assessing motor function according to the International Standards for Neurological Classification of Spinal Cord Injury. The primary efficacy outcome will focus on change in upper extremity strength as measured in the hands, arms and shoulders. The trial will follow patients for one year from time of enrollment and enroll up to fifty two subjects. In December 2014, we transplanted the first subject who tolerated the procedure well; and;

(iii)	with respect to the eye,

•	in June 2012, we initiated a Phase I/II clinical trial to evaluate the safety and preliminary efficacy of our HuCNS-SC cells as a treatment for dry age-related macular degeneration (AMD), the most common form of AMD. The trial, an open-label, dose-escalation study, was planned to enroll a total of 16 patients. In June 2014, based on positive interim results, we closed enrollment in order to focus our efforts on a follow-on Phase II randomized, controlled proof-of-concept study in 2015. Interim results for the Phase I/II trial based on twelve months of data showed for all four subjects of cohort one, a 70 percent reduction in the rate of geographic atrophy (GA) as compared to the control eye and a 65 percent reduction in the rate of GA as compared to the expected natural history of the disease following a single dose of our HuCNS-SC cells. In addition to these initial efficacy findings, the Phase I/II trial has also demonstrated a favorable safety profile for our HuCNS-SC cells as a treatment for dry AMD. Final results from this landmark study are expected to be released mid-2015. Patients will be followed for an additional four years in a separate observational study.

The Potential of Our Tissue-Derived Cell-Based Therapeutics

Stem cells are “building block” cells as they are capable of producing many cell types needed for proper organ function. Pluripotent stem cells (embryonic or induced, iPSC) have the capacity to produce all tissue stem cells and mature cells in the body and may one day overcome all of the technical challenges of producing pure populations of transplantable cells as potential therapies (i.e. fidelitous differentiation to specific cell types, removal of all teratogenic pluripotent cells). As the pluripotent stem cell field advances, lesson and information can be obtained from more advanced research using tissue-derived stem cells, which produce all the mature functional cell types of the normal organ in which they are found. These stem cells are rare and have two defining characteristics: (i) they produce all of the mature cell types of a particular organ, and (ii) they self renew — that is, some of the cells developed from stem cells are themselves new stem cells. Progenitor cells are cells that have already developed from stem cells, but can still produce one or more mature cell types within an organ. Tissue stem cells are rare cells within an organ and require sophisticated instrumentation and scientific rigor to identify, purify and characterize these cells. To date the human neural stem cell is one of only two adult tissue-derived cells to have been isolated to the single cell level, characterized extensively and confirmed to have all the characteristics of a true stem cell, namely self-renewal (i.e., the ability to make more neural stem cells) and differentiation (i.e., the ability to make neurons, astrocytes and oligodendrocytes, the building blocks of the CNS). Because of their self-renewal property and ability to make the mature cells of the organ we believe that tissue stem cell-based therapies may have the potential to return an impaired organ to proper function for the life of the patient. Many degenerative diseases are caused by the loss of normal cellular function in a particular organ. When cells are damaged or destroyed, they no longer produce, metabolize or accurately regulate the many substances essential to life. There is no technology existing today that can deliver these essential substances precisely to the sites of action, under the appropriate physiological regulation, in the appropriate quantity, or for the duration required to cure the degenerative condition. Cells, however, can do all of this naturally. Transplantation of stem or progenitor cells may therefore prevent the loss of, or even generate new, functional cells and thereby potentially maintain or restore organ function and the patient’s health.

We have been focused on identifying and purifying tissue-derived stem and progenitor cells for use in homologous therapy. Homologous therapy means the use of cells derived from a particular organ to treat a disease of that same organ (for example, use of brain-derived neural stem cells for treatment of CNS disorders). Tissue-derived stem cells are developmentally pre-programmed to become the mature functional cells of the organ from which they were derived. We believe that homologous use of these purified, unmodified brain tissue-derived cells is the most direct way to provide for engraftment and differentiation into functional cells of the CNS. The purification of the “right cell”, the true human neural stem cell, not only facilitates a reproducible manufacturing process and product but also should minimize the risk of transplantation or growth of unwanted cell types.

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

•    protect host neurons from death; and

•    delay the loss of motor function in HuCNS-SC transplanted mice;

•    survive up to six years; five years after stopping immunosuppression.

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

•    In September 2012 the governing board of the California Institute of Regenerative Medicine (CIRM) approved our application for a Disease Team Therapy Development Research Award for the study of HuCNS-SC cells as a potential treatment for Alzheimer’s disease. CIRM would provide up to approximately $19.3 million as a forgivable loan, in accordance with mutually agreed upon terms and conditions and CIRM regulations. The goal of the research was to file an Investigational New Drug application with the U.S. Food and Drug Administration within four years. We have demonstrated that transplantation of our HuCNS-SC cells into the hippocampus, the area of the brain responsible for learning and memory, increases connectivity between the points of contact (synapses) between neurons an important finding given that clinical disability in humans correlates with synapse loss. The observation that our cells increase synapse density in the hippocampus opens the possibility that HuCNS-SC cells may improve neuronal function in human neurodegenerative disorders in general. However, this finding did not translate into a statistically significant improvement in memory as measured by specific behavioral tasks in the animal models, which was a pre-determined criteria for ongoing funding of this pre-clinical program by CIRM. We will continue to assess the data from this study but have wound-down this pre-clinical study funded by CIRM.

Diseases and Disorders of the Spinal Cord	Spinal Cord Injury:

•    Completed enrollment in a Phase I/II clinical trial in multiple sites for chronic spinal cord injury. The trial enrolled 12 patients with thoracic (chest-level) spinal cord injury, and included both complete and incomplete injuries as classified by the American Spinal Injury Association (ASIA) Impairment Scale. We reported interim results on all twelve subjects which showed post-transplant gains in sensory function below the level of injury in half of the subjects. Two subjects converted from a complete injury (AIS A) to an incomplete injury (AIS B). The interim results also continue to confirm the favorable safety profile of the cells and the surgical procedure.

•    In October 2014, we initiated our Pathway Study, a Phase II proof of concept clinical trial using our HuCNS-SC cells for the treatment of cervical spinal cord injury (SCI). The Pathway Study is the designed to evaluate both the safety and efficacy of transplanting stem cells into patients with traumatic injury to the cervical spinal cord. The trial will be conducted as a randomized, controlled, single-blind study and efficacy will be primarily measured by assessing motor function according to the International Standards for Neurological Classification of Spinal Cord Injury. The primary efficacy outcome will focus on change in upper extremity strength as measured in the hands, arms and shoulders. The trial will follow patients for one year from time of enrollment and enroll up to fifty two subjects. In December 2014, we transplanted the first subject who tolerated the procedure well; and

•    Demonstrated in vivo proof of principle by showing in a mouse model for spinal cord injury that transplanted HuCNS-SC cells can:

•    restore motor function in injured animals;

•    directly contribute to functional recovery (and that when human cells are ablated restored function is lost); and

•    become specialized oligodendrocytes and neurons.

Diseases and Disorders of the Eye	Age-Related Macular Degeneration:

•    In June 2012, we initiated a Phase I/II clinical trial to evaluate the safety and preliminary efficacy of our HuCNS-SC cells as a treatment for dry age-related macular degeneration (AMD), the most common form of AMD. The trial, an open-label, dose-escalation study, was planned to enroll a total of 16 patients. In June 2014, based on positive interim results, we closed enrollment in order to focus our efforts on a follow-on Phase II randomized, controlled proof-of-concept study in 2015. Interim results for the Phase I/II trial based on twelve months of data, showed for all four subjects of cohort one, a 70 percent reduction in the rate of geographic atrophy (GA) as compared to the control eye and a 65 percent reduction in the rate of GA as compared to the expected natural history of the disease following a single dose of our HuCNS-SC cells. In addition to these initial efficacy findings, the Phase I/II trial has also demonstrated a favorable safety profile for HuCNS-SC cells as a treatment for dry AMD. Final results from this landmark study are expected to be released mid-2015. Patients will be followed for an additional four years in a separate observational study.

•    We plan to initiate by mid-year 2015, a. follow-on Phase II randomized, controlled proof-of-concept study to further investigate our HuCNS-SC cells as a treatment for AMD.

•    Demonstrated in vivo proof of principle by showing in the Royal College of Surgeons rat, a widely accepted model for retinal degeneration, that HuCNS-SC cells can:

•    protect photoreceptor cells from death; and

•    prevent or slow loss of vision.

Many neurodegenerative diseases involve the failure of central nervous system tissue (i.e., the brain, spinal cord and eye) due to the loss of functional cells. Our CNS Program is initially focusing on developing clinical applications in which transplanting HuCNS-SC cells would protect or restore organ function of the patient before such function is irreversibly damaged or lost due to disease progression. Our initial target indications are (i) Pelizeaus-Merzbacher Disease, and more generally, diseases in which deficient myelination plays a central role, such as cerebral palsy or multiple sclerosis; (ii) spinal cord injury;, and (iii) disorders in which retinal degeneration plays a central role, such as age-related macular degeneration or retinitis pigmentosa. These disorders affect a significant number of people in the United States and there currently are no effective long-term therapies for them.

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

In September 2012 the governing board of the California Institute of Regenerative Medicine (CIRM) approved our application for a Disease Team Therapy Development Research Award for the study of HuCNS-SC cells as a potential treatment for Alzheimer’s disease. CIRM would provide up to approximately $19.3 million as a forgivable loan, in accordance with mutually agreed upon terms and conditions and CIRM regulations. The goal of the research was to file an Investigational New Drug application with the U.S. Food and Drug Administration within four years. We have demonstrated that transplantation of our HuCNS-SC cells into the hippocampus, the area of the brain responsible for learning and memory, increases connectivity between the points of contact (synapses) between neurons an important finding given that clinical disability in humans correlates with synapse loss. The observation that our cells increase synapse density in the hippocampus opens the possibility that HuCNS-SC cells may improve neuronal function in human neurodegenerative disorders in general. However, this finding did not translate into a statistically significant improvement in memory as measured by specific behavioral tasks in the animal models, which was a pre-determined criteria for ongoing funding of this pre-clinical program by CIRM. We will continue to assess the data from this study but have wound-down this pre-clinical study funded by CIRM.

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

We are conducting a Phase I/II clinical trial to evaluate our HuCNS-SC cells as a treatment for chronic spinal cord injury. The trial was initiated at University Hospital Balgrist in Zurich and was authorized by Swissmedic, the regulatory agency for therapeutic products in Switzerland. A total of twelve patients enrolled in the study, all of whom will be three to twelve months post-injury. The study followed a progressive study design, beginning with patients with complete injuries and then enrolling patients with incomplete injuries, all as classified by the American Spinal Injury Association Impairment Scale (AIS). In addition to assessing safety, the trial evaluated preliminary efficacy using defined clinical endpoints, such as changes in sensation, motor function, and bowel/bladder function. In February 2013, we reported that the first patient cohort, all of whom had complete injuries classified as AIS A, had completed the trial, and that data from this first cohort showed that two of the three patients showed multi-segment gains in sensory function compared to pre-transplant baseline. The gains in sensory function were first observed at the six month assessment and persisted to the 12 month assessment. The third patient remained stable. To accelerate patient enrollment, we expanded the trial from a single-site, single-country study to a multi-site, multi-country program that includes, Switzerland, Canada and the United States. In May 2014, our principal investigator presented an interim update on the Phase I/II trial in spinal cord injury at the Annual Meeting of the American Spinal Injury Association. Interim analysis of clinical data to date has shown that the significant post-transplant gains in sensory function first reported in two patients have now been observed in two additional patients. The presentation included the first data on AIS B subjects to be transplanted in the Phase I/II chronic spinal cord injury trial with our HuCNS-SC cells. In contrast to AIS A patients who have no mobility or sensory perception below the point of injury, AIS B subjects are less severely injured, they are paralyzed but retain sensory perception below the point of injury. Two of the three AIS B patients had significant gains in sensory perception and the third remained stable. We have now reported interim results on all twelve subjects which showed post-transplant gains in sensory function below the level of injury in half of the subjects. The interim results also continue to confirm the favorable safety profile of the cells and the surgical implant procedure.

In October 2014, we initiated our Pathway Study, a Phase II proof of concept clinical trial using our HuCNS-SC cells for the treatment of cervical spinal cord injury (SCI). The Pathway Study is designed to evaluate both the safety and efficacy of transplanting stem cells into patients with traumatic injury to the cervical spinal cord. The trial will be conducted as a randomized, controlled, single-blind study and efficacy will be primarily measured by assessing motor function according to the International Standards for Neurological Classification of Spinal Cord Injury. The primary efficacy outcome will focus on change in upper extremity strength as measured in the hands, arms and shoulders. The trial will follow patients for one year from time of enrollment and enroll up to fifty two subjects. In December 2014, we transplanted the first subject who tolerated the procedure well.

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

In June 2012, we initiated a Phase I/II clinical trial to evaluate the safety and preliminary efficacy of our HuCNS-SC cells as a treatment for dry age-related macular degeneration (AMD), the most common form of AMD. The trial, an open-label, dose-escalation study, was planned to enroll a total of 16 patients. In June 2014, based on positive interim results, we closed enrollment in order to focus our efforts on a follow-on Phase II randomized, controlled proof-of-concept study in 2015. Interim results for the Phase I/II trial based on twelve months of data, showed for all four subjects of cohort one, a 70 percent reduction in the rate of geographic atrophy (GA) as compared to the control eye and a 65 percent reduction in the rate of GA as compared to the expected natural history of the disease following a single dose of our HuCNS-SC cells. In addition to these initial efficacy findings, the Phase I/II trial has also demonstrated a favorable safety profile for HuCNS-SC cells as a treatment for dry AMD. Final results from this landmark study are expected to be released mid-2015. Patients will be followed for an additional four years in a separate observational study.

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

Operations

Manufacturing

We have made considerable investments in our manufacturing operations. Our team includes world-recognized experts with proven track records in the development, manufacture and delivery of a range of different cell-based products. For clinical trials, our highly-qualified personnel manufacture cell products in clean room environments within our California licensed facility that are in compliance with current Good Manufacturing Practice (cGMP) and to quality standards that meet US as well as international regulatory requirements. We are currently investing in process development activities to scale the production of our HuCNS-SC cells to meet the requirements of Phase III clinical trials and eventually commercial volumes should we be successful in getting a cell-based product to market. By combining expertise and experience, we believe our expandable and bankable cell products can ultimately be manufactured and distributed at commercial scale as “stem cells in a bottle,” much like an off-the-shelf pharmaceutical product.

Marketing

Because of the early stage of our stem and progenitor cell-based therapeutic product development programs, we have not yet addressed questions of channels of distribution or marketing of potential future products.

Employees

As of December 31, 2014, we had 69 full-time employees, 14 of whom have Ph.D., M.D. or D.V.M. degrees. 58 full-time employees work in research and development and laboratory support services. No employees are covered by collective bargaining agreements. We consider our employee relations in general to be good.

Discontinued operations

As part of our strategy to focus on our clinical operations, we sold our SC Proven reagent and cell culture business and wound-down our business operations at our Subsidiary Stem Cell Sciences (U.K.) Ltd.’s (SCS UK) in Cambridge, UK. The results of operations from these operations have been classified as discontinued operations for all periods presented (see Note 19 “Discontinued Operations” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information.

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

In October 2013, we acquired a portfolio of issued patents claiming compositions of human neural stem cells and their proliferation and use from NeuroSpheres Holdings, a Canadian holding company affiliated with the University of Calgary. Accordingly, of the patents identified above as being amongst our “significant” patents, all eight are owned by us. The table below sets out the anticipated expiration dates of these patents absent the grant of any patent term extension, whether under the Hatch Waxman Act (Pub. L. 98-417) or otherwise:

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

In October, 2013, we acquired from NeuroSpheres the patent portfolio we licensed. As consideration for the patents, we issued 139,548 shares of unregistered common stock to NeuroSpheres. The acquisition relieves us from further milestone and royalty payments to NeuroSpheres, and all preexisting agreements were terminated.

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

Takara Bio Inc.

In November 2014, we granted fully-paid up, worldwide, field-based licenses to Takara Bio Inc., a Japanese company, under some of our patents in connection with our divestiture of the SC Proven business. From the sale of the SC Proven business, we received $400,000 for certain business intellectual property rights, trademark and records and $400,000 as consideration for the licenses granted. The licenses give Takara the exclusive right to use and sub-license certain technology in order to sell and distribute products to distributors and end-user customers for use in research, including research involving induced pluripotent (iPS), embryonic, and adult stem cells. The licensed patents claim purified populations of human neural stem cells and the use of certain inhibitors to maintain pluripotent cells, among other things.

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

Competition

In most instances, the targeted indications for our initial products in development have no effective long-term therapies at this time. However, we do expect that our initial products will have to compete with a variety of therapeutic products and procedures. Other pharmaceutical and biotechnology companies currently offer a number of pharmaceutical products to treat lysosomal storage diseases, neurodegenerative and other diseases for which our technologies may be applicable. Many pharmaceutical and biotechnology companies are investigating new drugs and therapeutic approaches for the same purposes, which may achieve new efficacy profiles, extend the therapeutic window for such products, alter the prognosis of these diseases, or prevent their onset. We believe that our products, when and if successfully developed, will compete with these products principally on the basis of improved and extended efficacy and safety and their overall economic benefit to the health care system. The market for therapeutic products that address degenerative diseases is large and competition is intense. Many companies have significant products approved or in development that could be competitive with our potential products. We expect competition to increase.

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

We have incurred significant operating losses and negative cash flows since inception. We have not achieved profitability and may not be able to realize sufficient revenue to achieve or sustain profitability in the future. We have yet to develop any therapeutic products that have been approved for marketing, and we do not expect to become profitable within the next several years, but rather expect to incur additional and increasing operating losses. Before commercializing any therapeutic product, we will need to obtain regulatory approval from the FDA or from equivalent foreign agencies after conducting extensive preclinical studies and clinical trials that demonstrate that the product candidate is safe and effective. Our experience in human clinical trials is limited to the Phase I NCL and Phase I PMD trials we completed, and our currently ongoing clinical trials in spinal cord injury (Phase I/II and Phase II) and Phase I/II clinical trial in dry age-related macular degeneration. We expect that none of our cell-based therapeutic product candidates will be commercially available for several years, if at all.

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

We may make acquisitions of businesses, technologies or intellectual property rights or otherwise modify our business model in ways we believe to be necessary, useful or complementary to our current business. For example, in April 2009, we acquired substantially all of the operating assets and liabilities of Stem Cell Sciences Plc (SCS). Any such acquisition or change in business activities may require assimilation of the operations, products or product candidates and personnel of the acquired business and the training and integration of its employees, and could substantially increase our operating costs, without any offsetting increase in revenue. Acquisitions may not provide the intended technological, scientific or business benefits and could disrupt our operations and divert our limited resources and management’s attention from our current operations, which could harm our existing product development efforts. For example, in the fourth quarter of 2014, as part of our strategy to focus on our clinical operations, we sold our SC Proven reagent and cell culture business and wound-down our business operations at our Subsidiary SCS UK in Cambridge, UK. We would likely issue equity securities to pay for any other future acquisitions. The issuance of equity securities for an acquisition could be substantially dilutive to our stockholders. Any investment made in, or funds advanced to, a potential acquisition target could also significantly adversely affect our results of operation and could further reduce our limited capital resources. Any acquisition or action taken in anticipation of a potential acquisition or other change in business activities could substantially depress the price of our stock. In addition, our results of operations may suffer because of acquisition-related costs or the post-acquisition costs of funding the development of an acquired technology or product candidates or operation of the acquired business, or due to amortization or impairment costs for acquired goodwill and other intangible assets. In December 2011, for example, we determined that the intangible in-process research and development (IPR&D) asset related to the assays technology was impaired. In part because of management’s decision to focus on our therapeutic product development programs and not to allocate time and resources to the assays program, we determined that we could not predict the future cash flows from this asset and that the approximately $655,000 carrying value of the asset should be written-off in full. Similarly, in December 2014, based on our decision to focus all of our efforts on moving our clinical programs forward, we determined we could not predict the future cash flows from the intangible IPR&D asset related to our Transgenic Rat Program and determined that the intangible asset was impaired and wrote off the approximately $530,000 carrying value of the asset.

We may be unable to obtain partners to support our product development efforts when needed to commercialize our technologies.

Equity and debt financings alone may not be sufficient to fund the cost of developing our cell technologies, and we may need to rely on partnering or other arrangements to provide financial support for our product development efforts. In addition, in order to successfully develop and commercialize our technologies, we may need to enter into various arrangements with corporate sponsors, pharmaceutical companies, universities, research groups, and others. As of December 31, 2014, we have no such agreements. While we have engaged, and expect to continue to engage, in discussions regarding such arrangements, we may fail to obtain any such agreement on terms acceptable to us. Even if we enter into such arrangements, we may not be able to satisfy our obligations under them or renew or replace them after their original terms expire. Furthermore, these arrangements may require us to grant rights to third parties, such as exclusive marketing rights to one or more products, may require us to issue securities to our collaborators and may contain other terms that are burdensome to us or result in a decrease in our stock price.

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

The market for therapeutic products to treat diseases of, or injuries to, the central nervous system (CNS) is large and competition is intense. The majority of the products currently on the market or in development are small molecule pharmaceutical compounds, and many pharmaceutical companies have made significant commitments to the CNS field. We believe cellular therapies, if proven safe and effective, will have unique properties that will make them desirable over small molecule drugs, none of which currently replace damaged tissue. However, any cell-based therapeutic to treat diseases of, or injuries to, the CNS is likely to face intense competition from small molecules, biologics, as well as medical devices. We expect to compete with a host of companies, some of which are privately owned and some of which have resources far greater than ours, making them better equipped to license technologies and intellectual property from third parties or to fund research and development, manufacturing and marketing efforts.

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

Our operations are concentrated in Northern California. The western United States has experienced a number of earthquakes, wildfires, flooding, landslides, and other natural disasters in recent years. These occurrences could damage or destroy our facilities which may result in interruptions to our business and losses that exceed our insurance coverage. In addition, we conduct certain type of medical research including animal testing and stem cell research that certain individuals are strenuously opposed to. Acts of both legal and illegal public protest, including picketing and bioterrorism, could affect the markets in which we operate and our business operations. Any of these events could cause a decrease in our actual and anticipated revenue, earnings, and cash flows.

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

Over the two-year period ended December 31, 2014, the trading price of our common stock as reported on NASDAQ ranged from a high of $2.43 to a low of $0.84 per share. As a result of this volatility, an investment in our stock is subject to substantial risk. Furthermore, the volatility of our stock price could negatively impact our ability to raise capital or acquire businesses or technologies.

Our stock could be delisted from the NASDAQ Capital Market, which could affect our stock’s market price and liquidity.

Our listing on the NASDAQ Capital Market is contingent upon meeting all the continued listing requirements of the NASDAQ Capital Market which include maintaining a minimum bid price of not less than $1.00 per share and a minimum of $2.5 million in stockholders’ equity. Our price per share and stockholders’ equity at December 31, 2014 was $0.94 and $6.0 million, respectively. If our common stock is delisted from the NASDAQ Capital Market, our ability to raise capital in the future may be limited. Delisting could also result in less liquidity for our stockholders and a lower stock price.

We are contractually obligated to issue shares in the future, diluting the interest of current stockholders.

As of December 31, 2014, there were outstanding warrants to purchase 23,478,181 shares of our common stock, at a weighted average exercise price of $2.06 per share, outstanding options to purchase 302,729 shares of our common stock, at a weighted average exercise price of $18.18 per share, and outstanding restricted stock units for 3,374,940 shares of our common stock. We expect to issue additional options and restricted stock units to purchase shares of our common stock to compensate employees, consultants and directors, and may issue additional shares to raise capital, to acquire other companies or technologies, to pay for services, or for other corporate purposes. Any such issuances will have the effect of diluting the interest of current stockholders.

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

We own a 21,000 square-foot pilot manufacturing facility and a 3,000 square-foot cell processing facility in Rhode Island financed by bonds issued by the Rhode Island Industrial Facilities Corporation. The related lease agreements are structured such that lease payments fully fund all semiannual interest payments and annual principal payments through maturity in August 2014. In August 2014, we made the final principal and interest payment thereby extinguishing the debt and we are actively seeking to dispose these properties.

In January 2011, we amended the existing lease agreements of our wholly-owned subsidiary, SCS UK, effectively reducing our leased office and lab space. The lease by its terms was extended to September 30, 2013. In October 2013, we signed a new three-year lease agreement for the leased space and expect to pay rent of approximately GBP 53,000 per annum. StemCells, Inc. is the guarantor of SCS UK obligations under the existing lease. The lease gives SCS UK an option for early termination of the lease agreement. In December 2014, we sold our SC Proven reagent and cell culture business and as part of the wind-down of our business operations in UK, sublet our leased space from January 2014 to our opted early termination date of October 2014.

Item 3.	LEGAL PROCEEDINGS

In July 2006, we filed suit against Neuralstem, Inc. in the Federal District Court for the District of Maryland, alleging that Neuralstem’s activities violate claims in four of the patents we exclusively licensed at the time from NeuroSpheres, specifically U.S. Patent No. 6,294,346 (claiming the use of human neural stem cells for drug screening), U.S. Patent No. 7,101,709 (claiming the use of human neural stem cells for screening biological agents), U.S. Patent No. 5,851,832 (claiming methods for proliferating human neural stem cells), and U.S. Patent No. 6,497,872 (claiming methods for transplanting human neural stem cells). In May 2008, we filed a second patent infringement suit against Neuralstem and its two founders, Karl Johe and Richard Garr. In this suit, which we filed in the Federal District Court for the Northern District of California, we allege that Neuralstem’s activities infringe claims in two patents we exclusively licensed at the time from NeuroSpheres, specifically U.S. Patent No. 7,361,505 (claiming composition of matter of human neural stem cells derived from any source material) and U.S. Patent No. 7,115,418 (claiming methods for proliferating human neural stem cells). In addition, we allege various state law causes of action against Neuralstem arising out of its repeated derogatory statements to the public about our patent portfolio. Also in May 2008, Neuralstem filed suit against us and NeuroSpheres in the Federal District Court for the District of Maryland seeking a declaratory judgment that the

‘505 and ‘418 patents are either invalid or are not infringed by Neuralstem and that Neuralstem has not violated California state law. In August 2008, the California court transferred our lawsuit against Neuralstem to Maryland for resolution on the merits. In July 2009, the Maryland District Court granted our motion to consolidate these two cases with the litigation we initiated against Neuralstem in 2006. Fact discovery has concluded in the cases and in December 2014, the Maryland federal court began the first phase of trial in order to address the sole question of whether we have legal standing to pursue our patent infringement claims against Neuralstem. We expect a ruling on the question of standing in the first half of 2015.

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

Market price and dividend information

Our stock is traded on the NASDAQ Capital Market under the symbol STEM. The quarterly ranges of high and low bid prices per share for the last two fiscal years as reported by NASDAQ are shown below:

	High	Low
2014
First Quarter	$1.67	$1.21
Second Quarter	$2.33	$1.15
Third Quarter	$2.42	$1.23
Fourth Quarter	$1.28	$0.83
2013
First Quarter	$2.12	$1.60
Second Quarter	$1.94	$1.40
Third Quarter	$1.83	$1.50
Fourth Quarter	$1.72	$1.16

No cash dividends have been declared on our common stock since our inception.

PERFORMANCE GRAPH

We show below the cumulative total return to our stockholders during the period from December 31, 2009 through December 31, 2014(1) in comparison to the cumulative return on the Standard & Poor’s 500 Index and the Amex Biotechnology Index during that same period.

The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014
StemCells, Inc.	$100.00	$85.71	$6.51	$12.94	$9.76	$7.46
S&P 500 Index	$100.00	$112.78	$112.78	$127.90	$165.76	$184.64
Amex Biotechnology Index	$100.00	$137.73	$115.85	$164.21	$247.36	$365.04

(1)	Cumulative total returns assume a hypothetical investment of $100 on December 31, 2009.

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

As of February 26, 2015, there were approximately 238 holders of record of our common stock and the closing price of our common stock on the NASDAQ Capital Market was $1.09 per share.

The number of record holders is based upon the actual number of holders registered on the books of our transfer agent at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations, or other entities identified in security position listings maintained by depository trust companies.

Recent	Sales of Unregistered Securities (last three years ending December 31, 2014)

We did not issue unregistered securities in 2014.

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

Equity Compensation Plan Information

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2014.

	Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Stock Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Stock Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a)) (c)
Equity compensation plans approved by security holders(1)	2,588,769	$2.13	7,819,987
Equity compensation plans not approved by security holders(2)	1,088,900	—	1,863,035

	3,677,669	$1.50	9,863,022

(1)	Consists of stock options and restricted stock units issued to employees and directors and stock options issued as compensation to consultants for consultation services. These stock options and restricted stock units were issued under our 2004 and 2006 Equity Incentive Plans.
(2)	In 2012, we adopted by board action the 2012 Commencement Incentive Plan in accordance with NASDAQ Listing Rule 5635(c)(4) concerning inducement grants to new employees. Outstanding awards are restricted stock units.

Item 6.	SELECTED FINANCIAL DATA

The following selected financial and operating data are derived from our audited consolidated financial statements which has been adjusted to reflect discontinued operations for all periods presented. The selected financial and operating data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the consolidated financial statements and notes thereto contained elsewhere in this Form 10-K.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share amounts)
Consolidated Statements of Operations:
Revenue from licensing agreements and grants	$1,012	$172	$490	$558	$928
Research and development expenses	21,503	19,369	14,682	18,402	18,849
General and administrative expenses	10,420	8,834	7,360	8,143	8,735
Wind-down expenses(1)	—	62	356	287	222
Impairment of intangible asset(2)	2,440	—	—	655	—
Gain (loss) on change in fair value of warrant liabilities(3)	2,422	3,253	(5,945)	6,612	3,005
Net loss from continuing operations	(32,261)	(25,987)	(27,971)	(20,183)	(23,092)
Discontinued Operations:(4)
Net loss from discontinued operations	(369)	(452)	(520)	(1,146)	(2,151)
Net loss from disposal of assets	(111)	—	—	—	—
Basic and diluted loss per share:
From continuing operations	$(0.52)	$(0.60)	$(0.97)	$(1.42)	$(1.88)
From discontinued operations	$(0.01)	$(0.01)	$(0.02)	$(0.08)	$(0.17)
Shares used in computing basic and diluted loss per share amounts	61,613	43,422	28,824	14,188	12,330

	December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Consolidated Balance Sheets
Cash and cash equivalents	$24,988	$30,585	$8,471	$13,311	$19,708
Marketable securities	—	—	13,901	3,281	191
Total assets	32,427	41,557	30,170	25,205	30,602
Accrued wind-down expenses(1)	—	—	1,103	2,135	3,300
Fair value of warrant liabilities(3)	1,685	5,542	9,265	6,042	6,672
Long-term debt, including capital leases(5)	10,343	9,274	138	331	540
Stockholders’ equity	5,871	14,954	13,985	10,725	15,481

(1)	Relates to wind-down and exit expenses in respect of our Rhode Island facility. See Note 11 “Wind-down and exit costs” in the Notes to the Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information.
(2)	Relates to the impairment of our in-process research and development (IPR&D) intangible asset and goodwill. See Note 5 “Goodwill and Other Intangible assets” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information.
(3)	Relates to the fair value of warrants issued as part of our financings in November 2008, November 2009 and December 2011. See Note 13 “Warrant Liability” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information.
(4)	In December 2015, we sold and completed the wind down of our subsidiary SCS UK’s operations in Cambridge, UK and therefore, have classified the historical results of this component as a discontinued operation. See Note 19 “Discontinued Operations” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information.
(5)	Data for 2013 and 2014 relates to the loan agreements with Silicon Valley Bank and the California Institute for Regenerative Medicine. See Note 14 “Loan Payable” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

The Company

We are engaged in researching, developing, and commercializing cell-based therapeutics and enabling tools and technologies for stem cell-based research and drug discovery and development. Our research and development (R&D) programs are primarily focused on identifying and developing potential cell-based therapeutics which can either restore or support organ function. In particular, since we relocated our operations to California in 1999, our R&D efforts have been directed at refining our methods for identifying, isolating, culturing, and purifying the human neural stem cell and developing this cell as potential cell-based therapeutics for the central nervous system (CNS). Our HuCNS-SC® cells (purified human neural stem cells) are currently in clinical development for several indications — chronic spinal cord injury and dry age-related macular degeneration (AMD).

We completed our Phase I/II clinical trial for the treatment of chronic spinal cord injury, which represents the first time that neural stem cells have been transplanted as a potential therapeutic agent for spinal cord injury. To accelerate patient enrollment, we expanded this trial from a single-site, single-country study to a multi-site, multi-country program. Under this trial, a total of twelve patients were enrolled and transplanted with our HuCNS-SC cells and we have reported interim results on all 12 subjects. Post-transplant gains in sensory function below the level of injury were demonstrated in half of the subjects. Two subjects converted from a complete injury (AIS A) to an incomplete injury (AIS B). The interim results also continue to confirm the favorable safety profile of the cells and the surgical procedure. In October 2014, we initiated a Phase II proof of concept clinical trial to further investigate our HuCNS-SC cells as a treatment for spinal cord injury. The phase II study, is the first clinical trial designed to evaluate both the safety and efficacy of transplanting human neural stem cells into patients with cervical spinal cord injury. Traumatic injuries to the cervical (neck) region of the spinal cord, also known as tetraplegia or quadriplegia, impair sensation and motor function of the hands, arms, legs, and trunk. The trial will be conducted as a randomized, controlled, single-blind study and efficacy will be primarily measured by assessing motor function according to the International Standards for Neurological Classification of Spinal Cord Injury. The primary efficacy outcome will focus on change in upper extremity strength as measured in the hands, arms, and shoulders. The trial will follow the participants for one year and will enroll up to 52 subjects. We transplanted our first subject in this Phase II trial in December 2014.

We conducted a Phase I/II clinical trial in dry AMD at five trial sites in the United States, and in June 2014, based on positive interim results, we closed enrollment for this trial in order to focus our efforts on initiating a follow-on Phase II randomized, controlled proof-of-concept study in 2015. Interim results for the AMD Phase I/II trial based on twelve months of data, showed for all four subjects of cohort one, a 70 percent reduction in the rate of geographic atrophy (GA) as compared to the control eye and a 65 percent reduction in the rate of GA as compared to the expected natural history of the disease following a single dose of our proprietary HuCNS-SC cells. In addition, interim results also indicate either stable or improved visual acuity and contrast sensitivity (the ability to distinguish shades of light versus dark) at 6 and 12 months post-transplant.

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

In April 2013, we entered into an agreement with the California Institute for Regenerative Medicine (CIRM) under which CIRM will provide up to approximately $19.3 million as a forgivable loan, in accordance with mutually agreed upon terms and conditions and CIRM regulations. The CIRM loan was to help fund preclinical development of our HuCNS-SC cells for Alzheimer’s disease. Between July 2013 and August 2014, we received in aggregate, approximately $9.6 million as disbursements of the loan provided under the CIRM Loan Agreement. However in December 2014, as findings under this pre-clinical study in Alzheimer’s disease did not meet pre-determined criteria for ongoing funding for this program by CIRM, we decided to wind down this pre-clinical study which had been funded in part by the CIRM loan agreement. Under the terms of the CIRM loan agreement, principal amount of approximately $8,917,000 and accrued interest of approximately $243,000 were forgiven. However, authoritative accounting guidance requires certain conditions (which includes a legal release from the creditor) to be met before a liability can be extinguished and derecognized. In February 2015, we repaid CIRM approximately $679,000 of the aggregate loan proceeds received.

As part of our strategy to focus on our clinical operations, we sold our SC Proven reagent and cell culture business and wound-down our business operations at our Subsidiary SCS UK in Cambridge, UK. The results of operations from these operations have been classified as discontinued operations for all periods presented (see Note 19 “Discontinued Operations” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information.

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

Therapeutic Product Development

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

In February 2014, we completed enrollment of the first of two planned patient cohorts in our clinical trial of our proprietary HuCNS-SC product candidate for AMD. This cohort consists of eight subjects, four of whom each received 200,000 cells and four of whom each received 1,000,000 cells. The last patient in this cohort was transplanted at the Byers Eye Institute at Stanford.

In April 2014, we completed enrollment in our Phase I/II clinical trial in spinal cord injury. The multi-national, open-label, Phase I/II trial is evaluating both safety and preliminary efficacy of our proprietary HuCNS-SC platform technology as a treatment for chronic spinal cord injury. The trial enrolled twelve subjects with chest-level injury to the spinal cord. The trial enrolled seven patients with complete paralysis, no motor or sensory function below the point of injury, classified as complete (AIS A), according to the American Spinal Injury Association Impairment Scale, and five patients with no motor function and limited sensory function below the point of injury, classified as incomplete (AIS B). Final results are expected to be released mid-2015

In May 2014, the principal investigator, from our phase I/II trial in spinal cord injury presented an interim update from the trial at the Annual Meeting of the American Spinal Injury Association in San Antonio, Texas. Interim analysis of clinical data to date has shown that the significant post-transplant gains in sensory function first reported in two patients have now been observed in two additional patients. The presentation included the first data on AIS B subjects to be transplanted in the Phase I/II chronic spinal cord injury trial with our proprietary HuCNS-SC cells. The interim results also continue to confirm the favorable safety profile of the cells and the surgical implant procedure. The presentation included data from a total of five new subjects with a minimum six month follow up. In total, we have now reported clinical updates on a total of eight of the twelve patients enrolled in our Phase I/II clinical trial using our proprietary HuCNS-SC cells.

In June 2014, we reported positive interim results from our 16-patient Phase I/II clinical trial for geographic atrophy of AMD at the 12th annual meeting of the International Society for Stem Cell Research in Vancouver, Canada. Based on positive interim results, we closed enrollment in this clinical trial in order to focus our efforts on a follow-on Phase II randomized, controlled proof-of-concept study, later this year. Interim results for the Phase I/II trial based on twelve months of data, showed for all four subjects of cohort one, a 70 percent reduction in the rate of geographic atrophy as compared to the control eye and a 65 percent reduction in the rate of GA as compared to the expected natural history of the disease following a single dose of our proprietary HuCNS-SC cells. In addition to these initial efficacy findings, the Phase I/II trial has also demonstrated a favorable safety profile for our proprietary HuCNS-SC cells as a treatment for dry AMD. Final results from this landmark study are expected to be released mid-2015.

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

In December 2014, we transplanted the first subject in our Phase II Pathway Study assessing the efficacy of our proprietary HuCNS-SC cells for the treatment of cervical spinal cord injury.

Financing and Other Business-related Activities

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

Warrant Liability

We account for our warrants in accordance with U.S. GAAP which defines how freestanding contracts that are indexed to and potentially settled in a company’s own stock should be measured and classified. Authoritative accounting guidance prescribes that only warrants issued by us under contracts that cannot be net-cash settled, and are both indexed to and settled in our common stock, can be classified as equity. As part of both our November 2008 and November 2009 financings, we issued warrants with five year terms to purchase 1,034,483 and 400,000 shares of our common stock at $23.00 and $15.00 per share, respectively. The 1,034,483 warrants issued as part of the November 2008 financing, expired unexercised by their own terms in May 2014. As part of our December 2011 financing, we issued Series A Warrants with a five year term to purchase 8,000,000 shares at $1.40 per share and Series B Warrants with a ninety trading day term to purchase 8,000,000 units at $1.25 per unit. Each unit underlying the Series B Warrants consisted of one share of our common stock and one Series A Warrant. In the first and second quarter of 2012, an aggregate of 2,700,000 Series B Warrants were exercised. For the exercise of these warrants, we issued 2,700,000 shares of our common stock and 2,700,000 Series A Warrants. The remaining 5,300,000 Series B Warrants expired unexercised by their terms on May 2, 2012. As terms of the warrants issued in 2009, as well as the Series A Warrants, do not meet the specific conditions for equity classification, we are required to classify the fair value of these warrants as a liability, with subsequent changes in fair value to be recorded as income (loss) due to change in fair value of warrant liability. The fair value of the warrants issued in the 2009 financings is determined using the Black-Scholes-Merton (Black-Scholes) option pricing model and the fair value of the Series A Warrants is determined using a Monte Carlo simulation model (see Note 13, “Warrant Liability”). The fair value is affected by changes in inputs to these models including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. The use of a Monte Carlo simulation model requires input of additional assumptions including the progress of our R&D programs and its affect on potential future financings. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability. The estimated fair value of our warrant liability at December 31, 2014, was approximately $1,685,000.

Stock-Based Compensation

U.S. GAAP requires us to recognize expense related to the fair value of our stock-based compensation awards, including employee stock options and restricted stock units. Employee stock-based compensation is estimated at the date of grant based on the award’s fair value using the Black-Scholes option pricing model and is recognized as expense ratably over the requisite service period. The Black-Scholes option pricing model requires the use of certain assumptions, the most significant of which are our estimates of the expected volatility of the market price of our stock, the expected term of the award, and the risk-free interest rate. Our estimate of the expected volatility is based on historical volatility. The expected term represents the period during which our stock-based awards are expected to be outstanding. In 2014, we estimated this amount based on historical experience of similar awards, giving consideration to the contractual terms of the awards, vesting requirements, and expectation of future employee behavior, including post-vesting terminations. Our estimate of the risk-free interest rate is based on U.S. Treasury debt securities with maturities close to the expected term of the option as of the date of grant. We review our valuation assumptions at each grant date and, as a result, our assumptions in future periods may change. At the end of each reporting period we estimate forfeiture rates based on our historical experience within separate groups of employees and adjust stock-based compensation expense accordingly. For the year ended December 31, 2014, employee and external services stock-based compensation expense (stock options, restricted stock units and 401(k) Plan employer match in form of shares) was approximately $2,035,000. As of December 31, 2014, total compensation cost related to unvested stock options and restricted stock units not yet recognized was approximately $3,262,000, which is expected to be recognized as expense over a weighted-average period of 2.8 years.

Discontinued Operations

The results of operations of a business that either has been disposed of or is classified as held-for-sale are reported in discontinued operations if the operations and cash flows of the component have been or will be eliminated from our ongoing operations as a result of the disposal transaction and we will not have any significant continuing involvement in the operations of the component after the disposal transaction. We present the operations of a business that meet this criteria as a discontinued operation, and retrospectively reclassify operating results for all prior periods presented. In the fourth quarter of 2014, as part of our strategy to focus on our clinical operations, we sold our SC Proven reagent and cell culture business and wound-down our business operations at our Subsidiary SCS UK in Cambridge, UK. The results of operations for this component have been classified as discontinued operations for all periods in our Consolidated Statement of Operations.

Goodwill

Goodwill is not amortized but subject to annual impairment tests. On April 1, 2009, we acquired the operations of SCS for an aggregate purchase price of approximately $5,135,000. Approximately 42% of the purchase price was allocated to Goodwill. The acquired operations included proprietary cell technologies relating to embryonic stem cells, induced pluripotent stem (iPS) cells, and tissue-derived (adult) stem cells; expertise and infrastructure for providing cell-based assays for drug discovery; a cell culture products business; and an intellectual property portfolio with claims relevant to cell processing, reprogramming and manipulation, as well as to gene targeting and insertion. In the fourth quarter of 2014, as part of our strategy to focus on our clinical operations, we sold our SC Proven reagent and cell culture business and wound-down our business operations at our Subsidiary SCS UK in Cambridge, UK. We also determined that we could not predict the future cash flows if any from the intellectual property portfolio acquired. Based on these factors, we determined that the Goodwill related to the acquisition was impaired and wrote off its carrying value of approximately $1,910,000.

Intangible Assets (Patent and License Costs)

Other intangible assets, net were approximately $357,000 at December 31, 2014. Intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited. Intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. Intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In December 2011, in part because of management’s decision to focus on our therapeutic product development programs and not to allocate time and resources to the assays technology, we determined that we could not predict the future cash flows from the intangible IPR&D asset related to the assays technology. Therefore, we determined that the intangible asset was impaired and wrote off the approximately $655,000 carrying value of the asset. Similarly, in December 2014, based on our decision to focus all of our efforts on moving our clinical programs forward, we determined we could not predict the future cash flows from the intangible IPR&D asset related to our Transgenic Rat Program and determined that the intangible asset was impaired and wrote off the approximately $530,000 carrying value of the asset.

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

Impairment of Long-Lived Tangible Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If property, plant, and equipment are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its estimated fair market value. No such impairment was recognized during the year 2014.

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

In April 2013, we entered into an agreement with the CIRM under which CIRM will provide up to approximately $19.3 million as a forgivable loan, in accordance with mutually agreed upon terms and conditions and CIRM regulations. The CIRM loan was to help fund preclinical development of our HuCNS-SC cells for Alzheimer’s disease. Between July 2013 and August 2014, we received in aggregate, approximately $9.6 million as disbursements of the loan provided under the CIRM Loan Agreement. However in December 2014, as findings under this pre-clinical study in Alzheimer’s disease did not meet pre-determined criteria for ongoing funding for this program by CIRM, we decided to wind down this pre-clinical study which had been funded in part by the CIRM loan agreement. Under the terms of the CIRM loan agreement, principal amount of approximately $8,917,000 and accrued interest of approximately $243,000 were forgiven. However, authoritative accounting guidance requires certain conditions (which includes a legal release from the creditor) to be met before a liability can be extinguished and derecognized. In February 2015, we repaid CIRM approximately $679,000 of the aggregate loan proceeds received.

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

Results of Operations

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future due to the occurrence of material recurring and nonrecurring events, including without limitation the receipt and payment of recurring and nonrecurring licensing payments, the initiation or termination of clinical studies, research collaborations and development programs for both cell-based therapeutic products and research tools, unpredictable or unanticipated manufacturing and supply costs, unanticipated capital expenditures necessary to support our business, developments in on-going patent prosecution and litigation, the on-going expenses to maintain our facilities.

Revenue

Revenue from continuing operations totaled approximately $1,012,000 in 2014, $172,000 in 2013, and $490,000 in 2012.

				Change in 2014 Versus 2013		Change in 2013 Versus 2012
	2014	2013	2012	$	%	$	%
Revenue
Revenue from licensing agreements and grants	$1,012,391	$172,297	$489,717	$840,094	488%	$(317,420)	(65)%

Revenue from continuing operations is primarily from royalties and milestone payments received under various licensing agreements. Total revenue from continuing operations in 2014 was approximately $1,012,000, which was 488% higher than total revenue in 2013. The increase in 2014 was primarily attributable to a milestone payment of approximately $500,000 received under a licensing agreement with Reneuron Ltd and in connection with our divestiture of the SC Proven business, a licensing fee of approximately $400,000 from licensing agreements entered into with Takara Bio Inc. a publicly traded Japanese company.

Total revenue in 2013 from continuing operations was approximately $172,000, which was 65% lower than total revenue in 2012. The decrease was primarily attributable to lower licensing revenue in 2013. The 2012 licensing revenue includes a one-time fee from a license agreement with genOway, under which we granted genOway a worldwide, exclusive license to our IRES technology for use in the development and commercialization of genetically engineered mice. Grant revenue in 2013 and 2012 were not significant.

Operating Expenses

Operating expense from continuing operations totaled approximately $31,923,000 in 2014, $28,265,000 in 2013, and $22,398,000 in 2012.

				Change in 2014 Versus 2013		Change in 2013 Versus 2012
	2014	2013	2012	$	%	$	$
Operating Expenses
Research & development	$21,503,085	$19,368,888	$14,682,156	$2,134,197	11%	$4,686,732	32%
Selling, general & administrative	10,419,620	8,834,271	7,359,640	1,585,349	18%	1,474,631	20%
Wind-down expenses	—	61,837	356,379	(61,837)	(100)%	(294,542)	(83)%

Total operating expenses	$31,922,705	$28,264,996	$22,398,175	$3,657,709	13%	$5,866,821	26%

Research and Development Expenses

Our R&D expenses consist primarily of salaries and related personnel expenses, costs associated with clinical trials and regulatory submissions, costs associated with preclinical activities such as toxicology studies, costs associated with cell processing and process development, certain patent-related costs such as licensing, facilities related costs such as depreciation, lab equipment, and supplies. Clinical trial expenses include payments to vendors such as clinical research organizations, contract manufacturers, clinical trial sites, laboratories for testing clinical samples and consultants. Cumulative R&D costs incurred since we refocused our activities on developing cell-based therapeutics (fiscal years 2000 through 2014) were approximately $210 million. Over this period, the majority of these cumulative costs were related to: (i) characterization of our proprietary HuCNS-SC cells, (ii) expenditures for toxicology and other preclinical studies, preparation and submission of applications to regulatory agencies to conduct clinical trials and obtaining regulatory clearance to initiate such trials, all with respect to our HuCNS-SC cells, (iii) preclinical studies and development of our human liver engrafting cells, (iv) costs associated with cell processing and process development, and (v) costs associated with our clinical studies.

We use and manage our R&D resources, including our employees and facilities, across various projects rather than on a project-by-project basis for the following reasons. The allocations of time and resources change as the needs and priorities of individual projects and programs change, and many of our researchers are assigned to more than one project at any given time. Furthermore, we are exploring multiple possible uses for our proprietary HuCNS-SC cells, so much of our R&D effort is complementary to and supportive of each of these projects. Lastly, much of our R&D effort is focused on manufacturing processes, which can result in process improvements useful across cell types. We also use external service providers to assist in the conduct of our clinical trials, to manufacture certain of our product candidates and to provide various other R&D related products and services. Many of these costs and expenses are complementary to and supportive of each of our programs. Because we do not have a development collaborator for any of our product programs, we are currently responsible for all costs incurred with respect to our product candidates.

R&D expense from continuing operations totaled approximately $21,503,000 in 2014, as compared to $19,369,000 in 2013 and $14,682,000 in 2012. At December 31, 2014, we had 56 full-time employees working in research and development and laboratory support services as compared to 47 at December 31, 2013 and 39 at December 31, 2012.

2014 versus 2013. R&D expenses increased by approximately $2,134,000, or 11%, in 2014 compared to 2013. The increase was primarily attributable to (i) an increase of approximately $2,136,000 in expenses related to our clinical studies; (i) our Phase I/II clinical trial for the treatment of chronic spinal cord injury, (ii) our Phase I/II clinical trial in dry AMD, and (iii) expenses incurred to initiate a controlled Phase II efficacy study to further investigate our HuCNS-SC cells as a treatment for spinal cord injury, (ii) an increase in personnel costs of approximately $566,000 due to the addition of key personnel to strengthen our product development and clinical operations capabilities, (iii) an increase of approximately $337,000 in supplies and validation expenses primarily related to manufacturing, quality control and process development activities to support our preclinical and clinical studies, and (iv) an increase in other expenses of approximately $169,000. The increase was partially offset by a decrease of approximately $1,074,000 in external services primarily related to our cell manufacturing.

2013 versus 2012. R&D expenses increased by approximately $4,687,000, or 32%, in 2013 compared to 2012. The increase was primarily attributable to (i) an increase of approximately $817,000 in expenses related to our clinical studies; primarily our Phase I/II clinical trial for the treatment of chronic spinal cord injury and our Phase I/II clinical trial in dry AMD, (ii) an increase in personnel costs of approximately $1,315,000 due to the addition of key personnel to strengthen our product development and clinical operations capabilities, (iii) an increase of approximately $1,361,000 in external services primarily related to preclinical studies of our HuCNS-SC cells, (iv) an increase of approximately $1,035,000 in supplies and validation expenses primarily related to manufacturing, quality control and process development activities to support our preclinical and clinical studies, and (v) an increase in other expenses of approximately $159,000. The increased R&D spending in 2013, reflects our on-going preparation to initiate a Phase II efficacy study in two indications (cervical spinal cord injury and AMD) in the second half of 2014.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses are primarily comprised of salaries, benefits and other staff-related costs associated with sales and marketing, finance, legal, human resources, information technology, and other administrative personnel, facilities and overhead costs, and external legal, audit and other general and administrative services.

SG&A expenses totaled approximately $10,420,000 in 2014, compared with $8,834,000 in 2013 and $7,360,000 in 2012.

2014 versus 2013. SG&A expenses increased by approximately $1,585,000, or 18%, in 2014 compared to 2013. This increase was primarily attributable to (i) an increase of approximately $889,000 in external services, primarily legal fees, (ii) an increase in personnel costs of approximately $400,000 and (iii) an increase in net other expenses of approximately $296,000.

2013 versus 2012. SG&A expenses increased by approximately $1,475,000, or 20%, in 2013 compared to 2012. This increase was primarily attributable to (i) an increase of approximately $1,020,000 in external services, primarily legal fees, and (ii) an increase in personnel costs of approximately $462,000. The increase was partially offset by a decrease of approximately $7,000 in net other expenses.

Other Income (Expense)

Other expense from continuing operations totaled approximately $1,350,000 in 2014, compared with other income of approximately $2,106,000 in 2013 and other expense of $6,063,000 in 2012.

				Change in 2014 Versus 2013		Change in 2013 Versus 2012
	2014	2013	2012	$	%	$	%
Other income (expense)
Change in fair value of warrant liability	$2,422,451	$3,253,253	$(5,944,571)	$(830,802)	(26)%	$9,197,824	(155)%
Interest income	8,532	11,318	15,594	(2,786)	(25)%	(4,276)	(27)%
Interest expense	(1,295,404)	(1,166,782)	(50,193)	(128,622)	11%	(1,116,589)	*
Impairment of other intangible assets	(530,100)	—	—	(530,100)	*	—	—
Impairment of goodwill	(1,910,062)	—	—	(1,910,062)	*	—	—
Other income (expense), net	(45,766)	8,218	(83,631)	(53,984)	(657)%	91,849	(110)%

Total other income (expense), net	$(1,350,349)	$2,106,007	$(6,062,801)	$(3,456,356)	(164)%	$8,168,808	(135)%

*	Calculation is not meaningful.

Change in Fair Value of Warrant Liability

As terms of the warrants issued in 2009, as well as the Series A Warrants, do not meet the specific conditions for equity classification, we are required to classify the fair value of these warrants as a liability, with subsequent changes in fair value to be recorded as income or loss in our Consolidated Statements of Operations. The fair value of the outstanding warrants is determined using various option pricing models, such as the Black-Scholes-Merton (Black-Scholes) option pricing model and a Monte Carlo simulation model, and is affected by changes in inputs to the various models, including our stock price, expected stock price volatility, the contractual term and the risk-free interest rate. The use of a Monte Carlo simulation model requires input of additional subjective assumptions including the progress of our R&D programs and its affect on potential future financings. The fair value of the warrant liability is revalued at the end of each reporting period. See Note 13 “Warrant Liability,” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information on this transaction.

Interest Income

Interest income totaled approximately $9,000 in 2014, $11,000 in 2013, and $16,000 in 2012. Interest income is not significant and is from the investment of our cash balances in money market accounts and short-term money market instruments that are highly liquid and that preserves capital.

Interest Expense

Interest expense was approximately $1,295,000 in 2014, $1,167,000 in 2013, and $50,000 in 2012. Interest expense for 2014 and 2013 was primarily from the accretion of discount, amortization of deferred financing costs and accrual of interest related to our loan agreement with SVB, and accrued interest related to our loan agreement with CIRM. See Note 14 “Loan Payable,” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information.

Other Income (Expense), net

Other expense, net totaled approximately $46,000 in 2014 and other income, net totaled approximately $8,000 in 2013. Other expense, net totaled approximately $84,000 in 2012.

Other expense, net for 2014 was primarily state franchise taxes. Other income in 2013 includes approximately $38,000 from a net gain on sale and disposal of equipment. The above income was offset by state franchise taxes of approximately $30,000. Other income, net in 2012 includes state franchise taxes of approximately $35,000 and a loss on disposal of fixed assets of approximately $49,000.

Discontinued Operations

In the fourth quarter of 2014, as part of our strategy to focus on our clinical operations, we sold our SC Proven reagent and cell culture business and wound-down our business operations at our Subsidiary SCS UK in Cambridge, UK. The results of operations for this component have been classified as discontinued operations for all periods in our Consolidated Statement of Operations.

Net loss from discontinued operations totaled approximately $369,000 in 2014, $452,000 in 2013, and $520,000 in 2012.

	2014	2013	2012
Revenue from product sales	$1,150,354	$997,968	$856,397
Revenue from other, net	20,530	33,005	21,841

Total revenue	1,170,884	1,030,973	878,238
Cost of product sales	733,425	316,629	263,188

Gross profit	437,459	714,344	615,050
Operating expenses	806,817	1,166,811	1,134,944

Net loss from discontinued operations	$(369,358)	$(452,467)	$(519,894)

From the sale and wind-down of our SC Proven reagent and cell culture business, we received approximately $400,000 for certain business intellectual property rights, trade mark and records and approximately $75,000 for tangible assets. For the disposal of these assets, we recorded a net loss on disposal of assets of approximately $111,000 in our Consolidated Statement of Operations. As a result of the disposition, we are no longer in the businesses of marketing and selling specialized cell culture products and antibody reagents through the SC Proven product line.

Liquidity and Capital Resources

Since our inception, we have financed our operations through the sale of common and preferred stock, the issuance of long-term debt and capitalized lease obligations, revenue from research grants, license fees, product sales and interest income.

				Change in 2014 Versus 2013		Change in 2013 Versus 2012
	2014	2013	2012	$	%	$	%
At December 31:
Cash and highly liquid investments(1)	$24,987,603	$30,585,424	$22,371,953	$(5,597,821)	(18)%	$8,213,471	37%
Year ended December 31:
Net cash used in operating activities	$(27,352,431)	$(23,322,001)	$(19,869,344)	$(4,030,430)	17%	$(3,452,657)	17%
Net cash provided by (used in) investing activities	$(425,622)	$9,035,906	$(10,691,831)	$(9,461,528)	*	$19,727,737	(185)%
Net cash provided by financing activities	$22,196,501	$36,402,277	$25,737,110	$(14,205,776)	(39)%	$10,665,167	41%

(1)	Cash and highly liquid investments include unrestricted cash, cash equivalents, and short-term and long-term marketable debt securities. See Note 2, “Financial Instruments,” in the Notes to the Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information.
*	Calculation not meaningful.

Total cash and highly liquid investments were approximately $24,988,000 at December 31, 2014, compared with approximately $30,585,000 at December 31, 2013, and $22,372,000 at December 31, 2012.

Net Cash Used in Operating Activities

Cash used in operating activities was approximately $27,352,000 in 2014, $23,322,000 in 2013, and $19,869,000 in 2012. Cash used in operating activities is primarily driven by our net loss as adjusted for non-cash charges and differences in the timing of operating cash flows.

Net Cash Used in Investing Activities

Net cash used in investing activities in 2014 was primarily for the purchase of lab and office equipment. Net cash provided by investing activities for the similar period in 2013 was primarily attributable to net maturities of short-term marketable debt securities of approximately $13,742,000, offset by a net investment in leasehold improvements, equipment and other assets of approximately $4,706,000. Net cash used in investing activities for 2012 was primarily from net purchases of marketable debt securities.

Our investment portfolio is comprised primarily of U.S. Treasury debt securities, which are classified as cash equivalents.

Net Cash Provided by Financing Activities

Listed below are key financing transactions entered into by us in 2014, 2013 and 2012:

•

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

•	In 2014, an aggregate of 1,180,015 Series A Warrants were exercised. For the exercise of these warrants, we issued 1,180,015 shares of our common stock and received gross proceeds of approximately $1,652,000.

•	Under a sales agreement entered into in 2009 and amended in 2012, we have the option to sell up to $30 million of our common stock from time to time, in at-the-market offerings. The sales agent is paid compensation of 2% of gross proceeds pursuant to the terms of the amended agreement. The sales agreement as amended, has been filed with the SEC. Under the amended sales agreement, in 2014, we sold a total of 193,271 shares of our common stock at an average price per share of $1.47 for gross proceeds of approximately $285,000. The shares were offered under our shelf registration statement previously filed with, and declared effective by, the SEC.

•	In October 2013, we sold a total of 12,845,500 units in an underwritten public offering at a price of $1.45 per unit and received total proceeds, net of offering expenses, underwriting discounts and commissions, of approximately $17.3 million. Each unit sold consisted of one share of common stock, par value $.01 per share, and a warrant to purchase one-half share of common stock. The warrants have an exercise price of $1.80 per share, are exercisable immediately, and will expire five years from the date of issuance.

•	In June 2013, we entered into an agreement with an institutional investor, under which we have the right to sell up to $30.0 million of our common stock to the institutional investor. Proceeds from the sale of our common stock will be used for general corporate purposes. Under the terms of the agreement, we immediately sold 1,645,639 in shares of our common stock to the institutional investor at a purchase price of $1.823 per share, which was the volume-weighted average price of the prior ten trading days, and received gross proceeds of $3.0 million. In consideration for entering into the agreement, we issued 329,131 shares of our common stock to the institutional investor. We did not receive any cash proceeds from the issuance of these 329,131 shares. Under this agreement, we had the right for a period of three years and at our sole discretion, to sell additional amounts up to $27.0 million of our common stock to the institutional investor subject to certain limitations. No warrants were issued in connection with this transaction. All shares were sold under our shelf registration statement previously filed with, and declared effective by, the SEC. In October 2013, we terminated the agreement without any cost or penalty.

•	In 2013, we sold an aggregate of 1,733,771 shares of our common stock at an average price per share of $1.91 for gross proceeds of approximately $3,317,000. These sales were made under a sales agreement entered into in June 2009 (2009 sales agreement) and the sales agent was paid compensation equal to 3% of gross proceeds pursuant to the terms of the agreement. The shares were offered under our shelf registration statement previously filed with, and declared effective by, the SEC.

•	In 2013, an aggregate of 384,534 Series A Warrants were exercised. For the exercise of these warrants, we issued 384,534 shares of our common stock and received gross proceeds of approximately $538,000.

•	In 2012, we sold an aggregate of 9,647,471 shares of our common stock at an average price per share of $2.12 for gross proceeds of approximately $20,452,000. These sales were made under the 2009 sales agreement and the sales agent was paid compensation equal to 3% of gross proceeds pursuant to the terms of the agreement. The shares were offered under our shelf registration statement previously filed with, and declared effective by, the SEC.

•	In 2012, an aggregate of 2,700,000 Series B Warrants were exercised and we received gross proceeds of $3,375,000. The remaining 5,300,000 Series B Warrants expired unexercised by their terms on May 2, 2012. For the exercise of these warrants, we issued 2,700,000 shares of our common stock and 2,700,000 Series A Warrants.

•	In 2012, an aggregate of 2,198,571 Series A Warrants were exercised. For the exercise of these warrants, we issued 2,198,571 shares of our common stock and received gross proceeds of approximately $3,078,000.

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

We intend to pursue opportunities to obtain additional financing in the future through equity and debt financings, grants and collaborative research arrangements. In December 2013, we filed with the SEC, and the SEC declared effective, a universal shelf registration statement which permits us to issue up to $100 million worth of registered debt and equity securities. Under this effective shelf registration, we have the flexibility to issue registered securities, from time to time, in one or more separate offerings or other transactions with the size, price and terms to be determined at the time of issuance. Registered securities issued using this shelf may be used to raise additional capital to fund our working capital and other corporate needs, for future acquisitions of assets, programs or businesses, and for other corporate purposes. As of March 1, 2015, we had approximately $59 million under this universal shelf registration statement available for issuing debt or equity securities.

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

Operating Leases — California

In December 2010, we entered into a commercial lease agreement with BMR-Gateway Boulevard LLC (BMR), as landlord, for office and research space at BMR’s Pacific Research Center in Newark, California. The initial term of the lease is approximately eleven and one-half years and includes escalating rent payments which we recognize as lease operating expense on a straight-line basis. We will pay approximately $17,869,000 in aggregate as rent over the term of the lease to BMR. Deferred rent for this facility was approximately $1,429,000 as of December 31, 2014, and approximately $1,434,000 as of December 31, 2013.

In March 2013, we entered into a commercial lease agreement with Prologis, L.P. (Prologis), as landlord, for office and research space in Sunnyvale, California. The facility is for operations that support our clinical development activities. The initial term of the lease is ten years and includes escalating rent payments which we recognize as lease operating expense on a straight-line basis. We will pay approximately $3,497,000 in aggregate rent over the term of the lease. As part of the lease, Prologis has agreed to provide us financial allowances to build initial tenant improvements, subject to customary terms and conditions relating to landlord-funded tenant improvements. The tenant improvements are recorded as leasehold improvement assets and amortized over the term of the lease. The financial allowances are treated as a lease incentive and recorded as deferred rent which is amortized as reductions to lease expense over the lease term. Deferred rent for this facility was approximately $391,000 as of December 31, 2014 and December 31, 2013.

Operating Leases — United Kingdom

In January 2011, we amended the existing lease agreements of our wholly-owned subsidiary, Stem Cell Sciences (U.K.) Ltd, effectively reducing our leased office and lab space. The lease by its terms was extended to September 30, 2013. In October 2013, we signed a new three-year lease agreement for the leased space and expect to pay rent of approximately GBP 53,000 per annum. StemCells, Inc. is the guarantor of SCS UK’s obligations under the existing lease. The lease gives SCS UK an option for early termination of the lease agreement. In December 2014, we sold our SC Proven reagent and cell culture business and as part of the wind-down of our business operations in UK, sublet our leased space from January 2014 to our opted early termination date of October 2014.

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

Contractual Obligations

In the table below, we set forth our legally binding and enforceable contractual cash obligations at December 31, 2014:

	Total Obligations at 12/31/14	Payable in 2015	Payable in 2016	Payable in 2017	Payable in 2018	Payable in 2019	Payable in 2020 and Beyond
Operating lease payments	$16,222,797	$1,981,462	$1,968,459	$2,014,706	$2,061,260	$2,108,130	$6,088,780
Capital lease equipment (principal & interest)	31,045	21,591	9,454	—	—	—	—
Loan payable (principal & interest)(1)	6,441,879	5,001,201	1,440,678	—	—	—	—

Total contractual cash obligations	$22,695,721	$7,004,254	$3,418,591	$2,014,706	$2,061,260	$2,108,130	$6,088,780

(1)	Excludes principal of approximately $8,917,000 and accrued interest of approximately $243,000 related to the CIRM loan agreement. See Note 14, “Loan Payable” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information.

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

We do not have any material unconditional purchase obligations or commercial commitments related to capital expenditures, clinical development, clinical manufacturing, or other external services contracts at December 31, 2014.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. This update is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. We do not expect the adoption of ASU 2014-15 to have a significant impact on our Consolidated Financial Statements or related disclosures.

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The amendments in ASU 2014-08 change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under this guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. This guidance is effective prospectively for all disposals of components of an entity that occur with annual periods beginning on or after December 15, 2014, and interim periods therein. We do not expect the adoption of ASU 2014-15 to have a significant impact on our Consolidated Financial Statements or related disclosures.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Credit Risks

Our interest-bearing assets, or interest-bearing portfolio, consist of cash and cash equivalents The balance of our interest-bearing portfolio was approximately $24,988,000, or 77%, of total assets at December 31, 2014 and $30,585,000, or 74%, of total assets at December 31, 2013. Interest income earned on these assets was approximately $9,000 in 2014 and $11,000 in 2013. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. At December 31, 2014, our cash equivalents were primarily composed of money market accounts comprised of U.S. Treasury debt securities and repurchase agreements. See Note 1, “Summary of Significant Accounting Policies — Financial Instruments” and Note 2 “Financial Instruments” section in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further information.

Equity Security and Foreign Exchange Risks

Our foreign exchange risk is an exposure to foreign currency exchange rates on the earnings, cash flows and financial position of our foreign subsidiary in the United Kingdom. Financial statements of our foreign subsidiary are translated into U.S. dollars from U.K. pounds (GBP), using period-end exchange rates for assets and liabilities and average exchange rates for revenues and expenses. Adjustments resulting from translating net assets are reported as a separate component of “Accumulated other comprehensive income (loss)” within shareholders’ equity under the caption “Unrealized gain (loss) on foreign currency translation”. A hypothetical 10% weakening of the U.S. dollar in relation to the GBP would have resulted in an approximate $271,000 increase in our net loss reported for the year ended December 31, 2014. In the fourth quarter of 2014, as part of our strategy to focus on our clinical operations, we sold our SC Proven reagent and cell culture business and wound-down our business operations at our Subsidiary SCS UK in Cambridge, UK. At December 31, 2014, the remaining assets and liabilities of our UK subsidiaries included in our Consolidated Balance Sheets are not significant Because we are currently not subject to material foreign currency exchange risk with respect to revenue transactions and cash balances, we have not to date entered into any hedging contracts.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STEMCELLS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

StemCells, Inc.

We have audited the accompanying consolidated balance sheets of StemCells, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of StemCells, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Tradeway Commission (COSO) and our report dated March 13, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ GRANT THORNTON LLP

San Francisco, California

March 13, 2015

StemCells, Inc.

Consolidated Balance Sheets

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$24,987,603	$30,585,424
Trade receivables	159,466	108,815
Other receivables	256,166	486,222
Prepaid assets	1,017,726	530,037
Deferred financing costs, current	22,082	46,420
Other current assets	64,928	83,537

Total current assets	26,507,971	31,840,455
Property, plant and equipment, net	5,186,958	5,304,684
Other assets, non-current	373,717	413,717
Goodwill	—	2,139,294
Other intangible assets, net	356,889	1,835,717
Deferred financing costs, non-current	1,224	23,307

Total assets	$32,426,759	$41,557,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,818,831	$1,151,903
Accrued expenses and other current liabilities	4,869,710	4,067,916
Deferred revenue, current	16,826	67,245
Capital lease obligation, current	20,191	21,316
Deferred rent, current	85,925	34,366
Bonds payable, current	—	125,000
Loan payable net of discount, current	4,686,388	3,664,370

Total current liabilities	11,497,871	9,132,116
Capital lease obligation, non-current	9,230	29,422
Fair value of warrant liability	1,684,551	5,541,809
Other long-term liabilities	1,250,007	801,388
Loan payable net of discount, non-current	10,334,029	9,244,874
Deferred rent, non-current	1,734,214	1,790,943
Deferred revenue, non-current	46,084	62,910

Total liabilities	26,555,986	26,603,462
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.01 par value; 225,000,000 shares authorized; issued and outstanding 68,729,774 at December 31, 2014 and 55,138,311 at December 31, 2013	687,298	551,383
Additional paid-in capital	425,389,693	401,680,562
Accumulated deficit	(420,271,608)	(387,530,334)
Accumulated other comprehensive income	65,390	252,101

Total stockholders’ equity	5,870,773	14,953,712

Total liabilities and stockholders’ equity	$32,426,759	$41,557,174

See Notes to Consolidated Financial Statements.

StemCells, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2014	2013	2012
Revenue:
Revenue from licensing agreements, grants and other	$1,012,391	$172,297	$489,717

Operating expenses:
Research and development	21,503,085	19,368,888	14,682,156
Selling, general and administrative	10,419,620	8,834,271	7,359,640
Wind-down expenses	—	61,837	356,379

Total operating expenses	31,922,705	28,264,996	22,398,175

Operating loss	(30,910,314)	(28,092,699)	(21,908,458)
Other income (expense):
Change in fair value of warrant liability	2,422,451	3,253,253	(5,944,571)
Impairment of goodwill	(1,910,062)	—	—
Impairment of other intangible assets	(530,100)	—	—
Interest income	8,532	11,318	15,594
Interest expense	(1,295,404)	(1,166,782)	(50,193)
Other income (expense), net	(45,766)	8,218	(83,631)

Total other income (expense), net	(1,350,349)	2,106,007	(6,062,801)

Net loss from continuing operations	(32,260,663)	(25,986,692)	$(27,971,259)

Discontinued operations:
Loss from discontinued operations	(369,357)	(452,467)	(519,894)
Net loss on disposal of assets	(111,254)	—	—

Net loss from discontinued operations	(480,611)	(452,467)	(519,894)

Net loss	(32,741,274)	(26,439,159)	(28,491,153)

Basic and diluted net loss per share:
Basic and diluted net loss per share from continuing operations	$(0.52)	$(0.60)	$(0.97)
Basic and diluted net loss per share from discontinued operations	(0.01)	(0.01)	(0.02)

Basic and diluted net loss per share	$(0.53)	$(0.61)	$(0.99)

Shares used to compute basic and diluted loss per share	61,612,957	43,422,001	28,824,417

See Notes to Consolidated Financial Statements.

StemCells, Inc.

Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
	2014	2013	2012
Net loss from continuing operations	$(32,260,663)	$(25,986,692)	$(27,971,259)
Other comprehensive income (loss)
Unrealized gains (losses) on marketable securities	—	1,356	1,339

Comprehensive loss from continuing operations	(32,260,663)	(25,985,336)	(27,969,920)
Discontinued operations:
Net loss from discontinued operations	(480,611)	(452,467)	(519,894)
Other comprehensive income (loss)	(186,711)	57,568	151,125

Comprehensive loss from discontinued operations	(667,322)	(394,899)	(368,769)

Comprehensive loss	$(32,927,985)	$(26,380,235)	$(28,338,689)

See Notes to Consolidated Financial Statements.

StemCells, Inc.

Consolidated Statement of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2011	22,427,955	$224,280	$343,060,153	$(332,600,022)	$40,713	$10,725,124
Net loss	—	—	—	(28,491,153)	—	(28,491,153)
Unrealized gain on foreign currency translation	—	—	—	—	151,125	151,125
Change in unrealized loss on securities available-for-sale	—	—	—	—	1,339	1,339
Issuance of common stock and warrants, net of issuance cost of $900,992	14,546,042	145,460	28,580,047	—	—	28,725,507
Common stock for external services	102,058	1,021	174,214	—	—	175,235
Common stock issued pursuant to employee benefit plan	129,893	1,299	95,718	—	—	97,017
Compensation expense from grant of options, restricted stock units and stock (fair value)	182,502	1,825	2,654,059	—	—	2,655,884
Exercise of director stock options	3,629	36	3,593	—	—	3,629
Exercise and net settlement of restricted stock units	114,226	1,142	(60,232)	—	—	(59,090)

Balances, December 31, 2012	37,506,305	375,063	374,507,552	(361,091,175)	193,177	13,984,617
Net loss	—	—	—	(26,439,159)	—	(26,439,159)
Unrealized gain on foreign currency translation	—	—	—	—	57,568	57,568
Change in unrealized loss on securities available-for-sale	—	—	—	—	1,356	1,356
Issuance of common stock and warrants, net of issuance cost of $2,051,699	16,938,575	169,385	24,710,188	—	—	24,879,573
Common stock issued for external services	104,911	1,049	153,062	—	—	154,111
Common stock issued pursuant to employee benefit plan	82,863	829	131,242	—	—	132,071
Compensation expense from grant of options and restricted stock units (fair value)	—	—	2,322,489	—	—	2,322,489
Exercise of director stock options	3,452	35	3,417	—	—	3,452
Exercise and net settlement of restricted stock units	362,657	3,627	(345,993)	—	—	(342,366)
Common stock issued as consideration in the acquisition of a patent portfolio	139,548	1,395	198,605	—	—	200,000

Balances, December 31, 2013	55,138,311	551,383	401,680,562	(387,530,334)	252,101	14,953,712
Net loss	—	—	—	(32,741,274)	—	(32,741,274)
Unrealized gain on foreign currency translation	—	—	—	—	(186,711)	(186,711)
Issuance of common stock and warrants, net of issuance cost of $1,335,327	12,852,221	128,522	22,230,864	—	—	22,359,386
Common stock issued for external services	120,149	1,202	153,506	—	—	154,708
Common stock issued pursuant to employee benefit plan	115,722	1,157	182,520	—	—	183,677
Compensation expense from grant of options and restricted stock units (fair value)	—	—	1,646,608	—	—	1,646,608
Exercise and net settlement of restricted stock units	503,371	5,034	(504,367)	—	—	(499,333)

Balances, December 31, 2014	68,729,774	$687,298	$425,389,693	$(420,271,608)	$65,390	$5,870,773

See Notes to Consolidated Financial Statements.

StemCells, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(32,741,274)	$(26,439,159)	$(28,491,153)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,307,203	1,058,725	991,721
Amortization of debt discount and issuance costs	240,021	288,951	—
Stock-based compensation for employees and external services	2,034,898	2,608,670	2,878,134
Loss (gain) on disposal of fixed assets	(75,917)	(38,854)	20,883
Write-down of fixed assets	—	—	27,500
Impairment of intangible asset	530,100	—	—
Impairment of Goodwill	1,910,062	—	—
Loss on disposal of intangible assets relating to discontinued operations	186,846	—	—
Value of property gifted	5,671	—	—
Change in fair value of warrant liability	(2,422,451)	(3,253,253)	5,944,571
Changes in operating assets and liabilities:
Other receivables	192,795	(298,734)	39,825
Trade receivables	(55,457)	3,606	(50,451)
Prepaid and other current assets	(465,478)	801,611	22,232
Other assets	17,207	493,584	89,790
Accounts payable and accrued expenses	2,055,437	2,143,917	(409,333)
Accrued wind-down expenses	—	(1,102,762)	(1,032,024)
Deferred revenue	(66,925)	(24,270)	13,389
Deferred rent	(5,169)	435,967	85,572

Net cash used in operating activities	(27,352,431)	(23,322,001)	(19,869,344)

Cash flows from investing activities:
Purchases of marketable debt securities	—	(687,798)	(16,380,748)
Sales or maturities of marketable debt securities	—	14,430,000	5,762,000
Purchases of property, plant and equipment	(903,943)	(4,680,796)	(73,083)
Proceeds from sale of property, plant and equipment	3,500	38,500	—
Proceeds from the disposal of assets relating to discontinued operations	474,821	—	—
Acquisition of other assets	—	(64,000)	—

Net cash provided by (used in) investing activities	(425,622)	9,035,906	(10,691,831)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	18,949,647	23,491,597	19,747,550
Proceeds from the exercise of warrants	1,974,931	530,097	6,256,438
Proceeds from the exercise of stock options	—	3,452	3,629
Proceeds from loan payable, net of issuance costs	5,775,543	13,558,358	—
Payments related to net share issuance of stock based awards	(499,333)	(342,366)	(59,090)
Repayments of capital lease obligations	(21,316)	(12,396)	(20,167)
Repayments of debt obligations	(3,982,971)	(826,465)	(191,250)

Net cash provided by financing activities	22,196,501	36,402,277	25,737,110

Increase (decrease) in cash and cash equivalents	(5,581,552)	22,116,182	(4,824,065)
Cash and cash equivalents at beginning of year	30,585,424	8,471,275	13,311,261
Effects of foreign currency rate changes on cash	(16,269)	(2,033)	(15,921)

Cash and cash equivalents at end of the year	$24,987,603	$30,585,424	$8,471,275

Supplemental disclosure of cash flow information:
Interest paid	$479,011	$427,040	$50,193

Supplemental schedule of non-cash investing and financing activities:
Fair value of 329,131 shares issued as consideration under an equity financing agreement(1)	$—	$600,006	$—
Fair value of 139,548 shares issued as consideration in the acquisition of a patent portfolio(2)	$—	$200,000	$—
Equipment acquired under a capital lease(3)	$—	$43,600	$21,721

(1)	In June 2013, we entered into an agreement with an institutional investor, under which we had the right to sell up to $30.0 million of common stock to the institutional investor. In consideration for entering into the agreement, we issued 329,131 shares of our common stock to the institutional investor. We will not receive any cash proceeds from the issuance of these 329,131 shares. All shares sold under this agreement were offered under our shelf registration statement previously filed with, and declared effective by, the SEC. In October 2013, we terminated the agreement without any cost or penalty.
(2)	In October, 2013, we acquired from NeuroSpheres a patent portfolio we licensed on an exclusive worldwide basis, including the six patents that are the subject of our patent infringement litigation against Neuralstem. As consideration for the patents, we issued 139,548 shares of unregistered common stock with a fair value of $200,000 to NeuroSpheres. In connection with the patent acquisition, all preexisting agreements were terminated. The acquisition relieves us from further milestone and royalty payments to NeuroSpheres.
(3)	Represents the present value of future minimum capital lease payments for equipment leased.

See Notes to Consolidated Financial Statements.

StemCells, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

Note 1. Summary of Significant Accounting Policies

Nature of Business

StemCells, Inc., a Delaware corporation, is a biopharmaceutical company that operates in one segment, the research, development, and commercialization of cell-based therapeutics and related technologies.

The accompanying consolidated financial statements have been prepared on the basis that we will continue as a going concern. Since inception, we have incurred annual losses and negative cash flows from operations and have an accumulated deficit of approximately $420 million at December 31, 2014. We have not derived significant revenue from the sale of products, and do not expect to receive significant revenue from product sales for at least several years. We may never be able to realize sufficient revenue to achieve or sustain profitability in the future.

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

Principles of Consolidation

The consolidated financial statements include the accounts of StemCells, Inc., and our wholly-owned subsidiaries, including StemCells California, Inc., Stem Cell Sciences Holdings Ltd (SCS), and Stem Cell Sciences (UK) Ltd (SCS UK). All significant intercompany accounts and transactions have been eliminated.

Reclassifications

Certain reclassifications have been made to the prior year financial statements in order to conform to the current year’s presentation.

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

Trade and Other Receivables

Our receivables generally consist of interest income on our financial instruments, revenue from licensing agreements and grants, revenue from product sales, and rent from our sub-lease tenants. Because dollar amounts for individual transactions related to our product sales are not material and because we have a broad customer base, we regard the associated credit risk to be minimal. In the fourth quarter of 2014, we sold and completed the wind down of our subsidiary SCS UK’s operations in Cambridge, UK which includes our SC Proven product line.

Estimated Fair Value of Financial Instruments

The estimated fair values of cash and cash equivalents, receivables and accounts payable approximates their carrying values due to the short maturities of these instruments.

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

Discontinued Operations

The results of operations of a business that either has been disposed of or is classified as held-for-sale are reported in discontinued operations if the operations and cash flows of the component have been or will be eliminated from our ongoing operations as a result of the disposal transaction and we will not have any significant continuing involvement in the operations of the component after the disposal transaction. We present the operations of a business that meet this criteria as a discontinued operation, and retrospectively reclassify operating results for all prior periods presented. In the fourth quarter of 2014, as part of our strategy to focus on our clinical operations, we sold our SC Proven reagent and cell culture business and wound-down our business operations at our Subsidiary SCS UK in Cambridge, UK. The results of operations for this component have been classified as discontinued operations for all periods in our Consolidated Statement of Operations.

Goodwill

Goodwill is not amortized but subject to annual impairment tests. On April 1, 2009, we acquired the operations of SCS for an aggregate purchase price of approximately $5,135,000. Approximately 42% of the purchase price was allocated to Goodwill. The acquired operations included proprietary cell technologies relating to embryonic stem cells, induced pluripotent stem (iPS) cells, and tissue-derived (adult) stem cells; expertise and infrastructure for providing cell-based assays for drug discovery; a cell culture products business; and an intellectual property portfolio with claims relevant to cell processing, reprogramming and manipulation, as well as to gene targeting and insertion. In the fourth quarter of 2014, as part of our strategy to focus on our clinical operations, we sold our SC Proven reagent and cell culture business and wound-down our business operations at our Subsidiary SCS UK in Cambridge, UK. We also determined that we could not predict the future cash flows if any from the intellectual property portfolio acquired. Based on these factors, we determined that the Goodwill related to the acquisition was impaired and wrote off its carrying value of approximately $1,910,000.

Intangible Assets (Patent and License Costs)

Other intangible assets, net were approximately $357,000 at December 31, 2014. Intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited. Intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. Intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In December 2011, in part because of management’s decision to focus on our therapeutic product development programs and not to allocate time and resources to the assays technology, we determined that we could not predict the future cash flows from the intangible IPR&D asset related to the assays technology. Therefore, we determined that the intangible asset was impaired and wrote off the approximately $655,000 carrying value of the asset. Similarly, in December 2014, based on our decision to focus all of our efforts on moving our clinical programs forward, we determined we could not predict the future cash flows from the intangible IPR&D asset related to our Transgenic Rat Program and determined that the intangible asset was impaired and wrote off the approximately $530,000 carrying value of the asset.

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

Impairment of Long-Lived Tangible Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If property, plant, and equipment are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its estimated fair market value. In 2012, we recorded a charge of approximately $28,000 to adjust the fair value of certain lab equipment we expect to dispose. No such impairment was recognized during the year 2013 and 2014.

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

In April 2013, we entered into an agreement with the California Institute for Regenerative Medicine (CIRM) under which CIRM will provide up to approximately $19.3 million as a forgivable loan, in accordance with mutually agreed upon terms and conditions and CIRM regulations. The CIRM loan was to help fund preclinical development of our HuCNS-SC cells for Alzheimer’s disease. Between July 2013 and August 2014, we received in aggregate, approximately $9.6 million as disbursements of the loan provided under the CIRM Loan Agreement. However in December 2014, as findings under this pre-clinical study in Alzheimer’s disease did not meet pre-determined criteria for ongoing funding for this program by CIRM, we decided to wind down this pre-clinical study which had been funded in part by the CIRM loan agreement. Under the terms of the CIRM loan agreement, principal amount of approximately $8,917,000 and accrued interest of approximately $243,000 were forgiven. However, authoritative accounting guidance requires certain conditions (which includes a legal release from the creditor) to be met before a liability can be extinguished and derecognized. In February 2015, we repaid CIRM approximately $679,000 of the aggregate loan proceeds received.

Warrant Liability

We account for our warrants in accordance with U.S. GAAP which defines how freestanding contracts that are indexed to and potentially settled in a company’s own stock should be measured and classified. Authoritative accounting guidance prescribes that only warrants issued by us under contracts that cannot be net-cash settled, and are both indexed to and settled in our common stock, can be classified as equity. As part of both our November 2008 and November 2009 financings, we issued warrants with five year terms to purchase 1,034,483 and 400,000 shares of our common stock at $23.00 and $15.00 per share, respectively. The 1,034,483 warrants issued as part of the November 2008 financing, expired unexercised by their own terms in May 2014. As part of our December 2011 financing, we issued Series A Warrants with a five year term to purchase 8,000,000 shares at $1.40 per share and Series B Warrants with a ninety trading day term to purchase 8,000,000 units at $1.25 per unit. Each unit underlying the Series B Warrants consisted of one share of our common stock and one Series A Warrant. In the first and second quarter of 2012, an aggregate of 2,700,000 Series B Warrants were exercised. For the exercise of these warrants, we issued 2,700,000 shares of our common stock and 2,700,000 Series A Warrants. The remaining 5,300,000 Series B Warrants expired unexercised by their terms on May 2, 2012. As terms of the warrants issued in 2009, as well as the Series A Warrants, do not meet the specific conditions for equity classification, we are required to classify the fair value of these warrants as a liability, with subsequent changes in fair value to be recorded as income (loss) due to change in fair value of warrant liability. The fair value of the warrants issued in the 2009 financing is determined using the Black-Scholes-Merton (Black-Scholes) option pricing model and the fair value of the Series A Warrants is determined using a Monte Carlo simulation model (see Note 13, “Warrant Liability”). The fair value is affected by changes in inputs to these models including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. The use of a Monte Carlo simulation model requires input of additional assumptions including the progress of our R&D programs and its affect on potential future financings. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability. The estimated fair value of our warrant liability at December 31, 2014, was approximately $1,685,000.

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

Product sales — We currently recognize revenue from the sale of products when the products are shipped, title to the products are transferred to the customer, when no further contingencies or material performance obligations are warranted, and thereby earning the right to receive reasonably assured payments for products sold and delivered. Cost of product sales includes labor, raw materials and shipping supplies. In the fourth quarter of 2014, we sold and completed the wind down of our subsidiary SCS UK’s operations in Cambridge, UK which includes our SC Proven product line. Product sales and its related costs are included in net loss from discontinued operations for all periods presented in our Consolidated Statement of Operations.

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

The following are the basic and dilutive net loss per share computations for the last three fiscal years:

	2014	2013	2012
Net loss from continuing operations	$(32,260,663)	$(25,986,692)	$(27,971,259)
Net loss from discontinued operations	(480,611)	(452,467)	(519,894)

Net loss	$(32,741,274)	$(26,439,159)	$(28,491,153)

Weighted average shares outstanding used to compute basic and diluted net loss per share	61,612,957	43,422,001	28,824,417

Basic and diluted net loss per share from continuing operations	$(0.52)	$(0.60)	$(0.97)
Basic and diluted net loss per share from discontinued operations	$(0.01)	$(0.01)	$(0.02)

Basic and diluted net loss per share	$(0.53)	$(0.61)	$(0.99)

Outstanding options, warrants and restricted stock units were excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive for all periods presented below:

	2014	2013	2012
Outstanding options	302,729	428,258	447,359
Restricted stock units	3,374,940	3,326,282	1,534,200
Outstanding warrants	23,478,181	16,267,659	9,935,912

Total	27,155,850	20,022,199	11,917,471

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net losses and other comprehensive income (or “OCI”). OCI includes certain changes in stockholders’ equity that are excluded from net losses. Specifically, we include in OCI changes in unrealized gains and losses on our marketable securities and unrealized gains and losses on foreign currency translations.

The components of our accumulated OCI, as of December 31 of each year shown, are as follows:

	2014	2013
Unrealized gain on foreign currency translation	$65,390	$252,101

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. This update is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. We do not expect the adoption of ASU 2014-15 to have a significant impact on our Consolidated Financial Statements or related disclosures.

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The amendments in ASU 2014-08 change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under this guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. This guidance is effective prospectively for all disposals of components of an entity that occur with annual periods beginning on or after December 15, 2014, and interim periods therein. We do not expect the adoption of ASU 2014-15 to have a significant impact on our Consolidated Financial Statements or related disclosures.

Note 2. Financial Instruments

Cash, cash equivalents and marketable securities

The following table summarizes the fair value of our cash and cash equivalents:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014
Cash	$1,398,928	$—	$—	$1,398,928
Cash equivalents (money market accounts)	23,588,675	—	—	23,588,675

Total cash, cash equivalents, and marketable securities	$24,987,603	$—	$—	$24,987,603

December 31, 2013
Cash	$1,355,281	$—	$—	$1,355,281
Cash equivalents (money market accounts)	29,230,143	—	—	29,230,143

Total cash, cash equivalents, and marketable securities	$30,585,424	$—	$—	$30,585,424

At December 31, 2014, our investments in money market accounts are through a money market fund that invests in high quality, short-term money market instruments which are classified as cash equivalents in the accompanying Consolidated Balance Sheet due to their short maturities. The investment seeks to provide the highest possible level of current income while still maintaining liquidity and preserving capital. From time to time, we carry cash balances in excess of federally insured limits. Our cash balance at December 31, 2014 includes approximately $652,000 held by our U.K. subsidiaries.

We do not hold any investments that were in a material unrealized loss position as of December 31, 2014.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Assets measured at fair value as of December 31, 2014 and 2013 are classified below based on the three fair value hierarchy tiers described above.

Our cash equivalents are classified as Level 1 because they are valued primarily using quoted market prices.

Our bonds payable were classified as Level 2 as they are valued using alternative pricing sources and models utilizing market observable inputs.

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

The following table presents our financial assets and liabilities measured at fair value as of December 31, 2014:

	Fair Value Measurement at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Unobservable Inputs (Level 3)	As of December 31, 2014
Financial assets
Cash equivalents:
Money market funds	$421,418	$—	$421,418
U.S. Treasury debt obligations	23,167,257	—	23,167,257

Total financial assets	$23,588,675	$—	$23,588,675

Financial liabilities
Loan payable net of discounts	$—	$15,020,417	$15,020,417
Warrant liabilities	—	1,684,551	1,684,551

Total financial liabilities	$—	$16,704,968	$16,704,968

Level 2 Reconciliation

The following table presents a roll forward for financial assets and liabilities measured at fair value using significant other observable inputs (Level 2) for 2014.

	Level 2 Beginning Balance 12/31/13 $	Settled $	Level 2 Ending Balance 12/31/14 $
Bond obligation	125,000	(125,000)	—

Level 3 Reconciliation

The following table presents a roll forward for liabilities measured at fair value using significant unobservable inputs (Level 3) for 2014.

Warrant Liabilities
Balance at December 31, 2013	$5,541,809
Less fair value of warrants exercised	(1,434,807)
Add change in fair value of warrants	(2,422,451)

Balance at December 31, 2014	$1,684,551

Loan Payable
Balance at December 31, 2013	$12,909,244
Add loan proceeds	5,775,543
Less repayments of principal	(3,857,971)
Add accretion of discount	193,601

Balance at December 31, 2014	$15,020,417

Current portion	$4,686,388
Non-current portion	10,334,029

Balance at December 31, 2014	$15,020,417

Note 4. Property, Plant and Equipment

Property, plant and equipment balances at December 31 are summarized below:

	2014	2013
Building and improvements	$6,794,556	$6,751,393
Machinery and equipment	8,161,291	7,837,140
Furniture and fixtures	639,909	602,599

	15,595,756	15,191,132
Less accumulated depreciation and amortization	(10,408,798)	(9,886,448)

Property, plant and equipment, net	$5,186,958	$5,304,684

Depreciation and amortization expense was approximately $1,008,000 in 2014, $789,000 in 2013, and $728,000 in 2012.

Note 5. Goodwill and Other Intangible Assets

On April 1, 2009, we acquired the operations of SCS for an aggregate purchase price of approximately $5,135,000. The acquired operations included proprietary cell technologies relating to embryonic stem cells, induced pluripotent stem (iPS) cells, and tissue-derived (adult) stem cells; expertise and infrastructure for providing cell-based assays for drug discovery; a cell culture products business; and an intellectual property portfolio with claims relevant to cell processing, reprogramming and manipulation, as well as to gene targeting and insertion.

At April 1, 2009, the purchase price was allocated as follows:

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

At the time of valuation (April 2009), our Transgenic Rat Program was in its nascent stage and our Assay Development Program was expected to achieve proof of concept by 2012. Neither program was expected to begin generating revenue until 2011-2012. In December 2011, in part because of management’s decision to focus on our therapeutic product development programs and not to allocate time and resources to the assays technology, we determined that we could not predict the future cash flows from the intangible IPR&D asset related to the Assay Development Program. Therefore, at December 31, 2011, we determined that the intangible asset was impaired and wrote off the entire approximately $655,000 carrying value of the asset. Similarly, in

December 2014, based on our decision to focus all of our efforts on moving our clinical programs forward, we determined we could not predict the future cash flows from the intangible IPR&D asset related to our Transgenic Rat Program and determined that the intangible asset was impaired and wrote off the approximately $530,000 carrying value of the asset.

Trade name relates to the “SC Proven” trademark of our cell culture products which we expect to market for 15 years from the date of acquisition, based on which, we estimated a remaining useful life of 15 years from the valuation date. In the fourth quarter of 2014, we sold and completed the wind down of our subsidiary SCS UK’s operations in Cambridge UK, which includes our SC Proven reagent and cell culture business. We received approximately $400,000 for certain business intellectual property rights, trademark and records related to the SC Proven product line.

Approximately 42% of the purchase price was allocated to Goodwill. Goodwill is not amortized but subject to annual impairment tests. In the fourth quarter of 2014, as part of our strategy to focus on our clinical operations, we sold our SC Proven reagent and cell culture business and wound-down our business operations at our Subsidiary SCS UK in Cambridge, UK. We also determined that we could not predict the future cash flows if any from the intellectual property portfolio acquired. Based on these factors, we determined that the Goodwill related to the acquisition was impaired and wrote off its carrying value of approximately $1,910,000.

The following table represents changes in goodwill in 2014:

Balance as of December 31, 2013	$2,139,294
Net deferred tax liability related to indefinite lived IPR&D	(110,735)
Foreign currency translation	(118,497)
Impairment	(1,910,062)

Balance as of December 31, 2014	$—

The components of our other intangible assets at December 31, 2014 are summarized below:

Other Intangible Asset Class	Cost	Accumulated Amortization	Proceeds from sale	Foreign Currency Translation	Write Off/ Impairment	Net Carrying Amount	Weighted- Average Amortization Period
Related to SC Proven product line	$1,620,000	$(1,200,186)	$(400,000)	$167,038	$(186,852)	$—	8.0 years
In-process research and development	1,340,000	(270,687)	—	115,748	(1,185,061)	—	Indefinite
Patents	1,243,612	(886,723)	—	—	—	356,889	17.0 years

Total other intangible assets	$4,203,612	$(2,357,596)	$(400,000)	$282,786	$(1,371,913)	$356,889	11.9 years

Amortization expense was approximately $299,000 in 2014, $269,000 in 2013, and $264,000 in 2012.

The expected future annual amortization expense for each of the next five years based on current balances of our intangible assets is as follows:

For the year ending December 31:
2015	$83,265
2016	$75,496
2017	$54,923
2018	$27,978
2019	$27,978

Note 6. Other Assets

Other assets, non-current at December 31 are summarized below:

	2014	2013
Security deposit (buildings and equipment lease)	$373,717	$413,717

Note 7. Accounts Payable

Accounts payable at December 31 are summarized below:

	2014	2013
External services	$1,352,710	$863,030
Supplies	339,762	263,866
Other	126,359	25,007

Total accounts payable	$1,818,831	$1,151,903

Note 8. Accrued Expenses and Other Current Liabilities

Accrued expenses at December 31 are summarized below:

	2014	2013
External services	$2,152,770	$1,191,048
Employee compensation	2,415,826	2,655,242
Other	301,114	221,626

Total accrued expenses and other current liabilities	$4,869,710	$4,067,916

Note 9. Other Long-Term Liabilities

	2014	2013
Accrued interest on loan payable	$1,093,568	$497,134
Employee compensation	156,439	186,439
Net deferred tax liability	—	117,815

Total other long-term liabilities	$1,250,007	$801,388

Note 10. Stock-Based Compensation

We currently grant stock-based compensation under three equity incentive plans (2004, 2006 and 2013 Equity Incentive Plans) approved by the Company’s stockholders and one plan adopted in 2012 pursuant to NASDAQ Listing Rule 5635(c)(4) concerning inducement grants for new employees (our “2012 Commencement Incentive Plan”). As of December 31, 2014, we had 9,683,022 shares available to grant under the above mentioned plans. At our annual stockholders meeting held on June 12, 2007, our stockholders approved an amendment to our 2006 Equity Incentive Plan to provide for an annual increase in the number of shares of common stock available for issuance under the plan each January 1 (beginning January 1, 2008) equal to 4% of the outstanding common shares as of that date. The amendment further provided an aggregate limit of 3,000,000 shares issuable pursuant to incentive stock option awards under the plan. At our annual stockholders meeting held on December 20, 2013, our stockholders approved our 2013 Equity Incentive Plan to grant stock-based compensation of up to an initial 6,000,000 shares, plus an increase of 4% per year of the outstanding number of shares of our common stock beginning in January 1, 2015. Under the three stockholder-approved plans we may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, 401(k) Plan employer match in form of shares and performance-based shares to our employees, directors and consultants, at prices determined by our Board of Directors. Incentive stock options may only be granted to employees under these plans with a grant price not less than the fair market value on the date of grant. Under our 2012 Commencement Inducement Plan, we may only award options, restricted stock units and other equity awards to newly hired employees and newly engaged directors, in each case as allowed by NASDAQ listing requirements.

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

Our stock-based compensation expense for the last three fiscal years was as follows:

	2014	2013	2012
Research and development expense	$608,840	$1,219,308	$1,280,298
General and administrative expense	1,426,058	1,389,362	1,597,836

Total stock-based compensation expense and effect on net loss	$2,034,898	$2,608,670	$2,878,134

As of December 31, 2014, we have approximately $3,262,000 of total unrecognized compensation expense related to unvested awards granted under our various share-based plans that we expect to recognize over a weighted-average period of 2.8 years.

The fair value of stock options and restricted stock units granted is estimated as of the date of grant using the Black-Scholes option pricing model and expensed on a pro-rata straight-line basis over the period in which the stock options vest. The Black-Scholes option pricing model requires certain assumptions as of the date of grant. The weighted-average assumptions used for the last three fiscal years are as follows:

	2014	2013	2012
Expected term (years)(1)	4.2	5.1	6.4
Risk-free interest rate(2)	1.3%	1.2%	1.4%
Expected volatility(3)	78.7%	89.3%	78.4%
Expected dividend yield(4)	0%	0%	0%

(1)	The expected term represents the period during which our stock-based awards are expected to be outstanding. We estimated this amount based on historical experience of similar awards, giving consideration to the contractual terms of the awards, vesting requirements, and expectation of future employee behavior, including post-vesting terminations.
(2)	The risk-free interest rate is based on U.S. Treasury debt securities with maturities close to the expected term of the option as of the date of grant.
(3)	Expected volatility is based on historical volatility over the most recent historical period equal to the length of the expected term of the option as of the date of grant.
(4)	We have neither declared nor paid dividends on any share of common stock and we do not expect to do so in the foreseeable future.

At the end of each reporting period, we estimate forfeiture rates based on our historical experience within separate groups of employees and adjust the stock-based compensation expense accordingly.

A summary of our stock option activity and related information for the last three fiscal years is as follows:

	Outstanding Options
	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
Balance at December 31, 2011	875,498	$20.13	5.5	$—
Granted	—	—
Exercised	(3,629)	$1.00		$4,319
Cancelled (forfeited and expired)	(424,510)	$20.86

Balance at December 31, 2012	447,359	$19.59	5.1	$2,175
Granted	—
Exercised	(3,452)	$1.00		$2,214
Cancelled (forfeited and expired)	(15,649)	$13.06

Balance at December 31, 2013	428,258	$19.97	4.3	$—
Granted	—
Exercised	—	—		—
Cancelled (forfeited and expired)	(125,529)	$24.30

Balance at December 31, 2014	302,729	$18.18	3.3	$—

Exercisable at December 31, 2014	302,729	$18.18	3.3	$—

Vested and expected to vest(2)	302,729	$18.18	3.3	$—

(1)	Aggregate intrinsic value represents the value of the closing price per share of our common stock on the last trading day of the fiscal period in excess of the exercise price multiplied by the number of options outstanding or exercisable, except for the “Exercised” line, which uses the closing price on the date exercised.
(2)	Number of shares includes options vested and those expected to vest net of estimated forfeitures.

No options were granted in 2014, 2013 and 2012. Total intrinsic value of options exercised at time of exercise was approximately $2,000 in 2013 and $4,000 in 2012. No options were exercised in 2014.

The following is a summary of changes in unvested options:

Unvested Options	Number of Options	Weighted Average Grant Date Fair Value
Unvested options at December 31, 2013	18,466	$8.11
Granted	—	—
Vested	(16,666)	$8.30
Cancelled	(1,800)	$6.39

Unvested options at December 31, 2014	—	—

The estimated fair value of options vested were approximately $138,000 in 2014, $406,000 in 2013 and $627,000 in 2012.

The following table presents weighted average exercise price and remaining term information about significant option groups outstanding at December 31, 2014:

Options Outstanding at December 31, 2014
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Term (Yrs.)	Weighted Average Exercise Price	Aggregate Intrinsic Value at December 31, 2014
Less than $10.00	300	5.5	$8.90	$—
$10.00 - $19.99	170,170	4.4	$11.85	—
$20.00 - $29.99	107,959	2.1	$23.24	—
$30.00 - $39.99	17,800	1.1	$36.70	—
$40.00 - $49.99	4,500	0.7	$47.89	—
$50.00 - $59.99	2,000	0.7	$53.85	—

	302,729	3.3	$18.18	$—

Vested Options Outstanding at December 31, 2014
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price
Less than $10.00	300	$8.90
$10.00 - $19.99	170,170	$11.85
$20.00 - $29.99	107,959	$23.24
$30.00 - $39.99	17,800	$36.70
$40.00 - $49.99	4,500	$47.89
$50.00 - $59.99	2,000	$53.85

	302,729	$18.18

Restricted Stock Units

We have granted restricted stock units (RSUs) to our directors and to certain employees which entitle the holders to receive shares of our common stock upon vesting of the RSUs. The fair value of restricted stock units granted are based upon the market price of the underlying common stock as if it were vested and issued on the date of grant.

A summary of our restricted stock unit activity for the year ended December 31, 2014 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2014	3,326,282	$1.68
Granted(1)	1,674,874	$1.50
Vested and exercised	(851,216)	$1.71
Cancelled	(775,000)	$1.80

Outstanding at December 31, 2014	3,374,940	$1.55

(1)	228,874 of these restricted stock units vest and convert into shares of our common stock after one year from the date of grant. 150,000 of these restricted stock units vest and convert into shares of our common stock over a three year period from the date of grant: one-third of the award will vest on each grant date anniversary following the grant. 1,296,000 of these restricted stock units vest and convert into shares of our common stock over a four year period from the date of grant: one-fourth of the award will vest on each grant date anniversary following the grant.

Stock Appreciation Rights

In July 2006, we granted cash-settled Stock Appreciation Rights (SARs) to certain employees that give the holder the right, upon exercise, to the difference between the price per share of our common stock at the time of exercise and the exercise price of the SARs.

The SARs have a maximum term of ten years with an exercise price of $20.00, which is equal to the market price of our common stock at the date of grant. The SARs vest 25% on the first anniversary of the grant date and 75% vest monthly over the remaining three-year service period. All of the outstanding SARs as of December 31, 2014 are fully vested and there were no changes (grants, exercises or forfeitures) in the fourth quarter of 2014. Compensation expense is based on the fair value of SARs which is calculated using the Black-Scholes option pricing model. The stock-based compensation expense and liability are re-measured at each reporting date through the earlier of date of settlement or forfeiture of the SARs.

For the year ended December 31, 2014, 2013 and 2012, the re-measured liability and compensation expense related to the SARs were not significant. The compensation expense recognized for the year ended December 31, 2014 and resulting effect on net loss and net loss per share attributable to common stockholders is not likely to be representative of the effects in future periods, due to changes in the fair value calculation which is dependent on the stock price, volatility, interest and forfeiture rates, additional grants and subsequent periods of vesting. We will continue to recognize compensation cost each period, which will be the change in fair value from the previous period through the earlier date of settlement or forfeiture of the SARs.

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

Note 12. Commitments and Contingencies

Bonds Payable

We entered into direct financing transactions with the State of Rhode Island and received proceeds from the issuance of industrial revenue bonds totaling $5,000,000 to finance the construction of a 21,000 square-foot pilot manufacturing facility and a 3,000 square-foot cell processing facility in Rhode Island. The related lease agreements are structured such that lease payments fully fund all semiannual interest payments and annual principal payments through maturity in August 2014. In August 2014, we made the final principal and interest payment thereby extinguishing the debt and we are actively seeking to dispose these properties.

Operating leases

We lease various real properties under operating leases that generally require us to pay taxes, insurance, maintenance, and minimum lease payments. Some of our leases have options to renew.

Operating Leases — California

In December 2010, we entered into a commercial lease agreement with BMR-Gateway Boulevard LLC (BMR), as landlord, for office and research space at BMR’s Pacific Research Center in Newark, California. The initial term of the lease is approximately eleven and one-half years and includes escalating rent payments which we recognize as lease operating expense on a straight-line basis. We will pay approximately $17,869,000 in aggregate as rent over the term of the lease to BMR. Deferred rent for this facility was approximately $1,429,000 as of December 31, 2014, and approximately $1,434,000 as of December 31, 2013.

In March 2013, we entered into a commercial lease agreement with Prologis, L.P. (Prologis), as landlord, for office and research space in Sunnyvale, California. The facility is for operations that support our clinical development activities. The initial term of the lease is ten years and includes escalating rent payments which we recognize as lease operating expense on a straight-line basis. We will pay approximately $3,497,000 in aggregate rent over the term of the lease. As part of the lease, Prologis has agreed to provide us financial allowances to build initial tenant improvements, subject to customary terms and conditions relating to landlord-funded tenant improvements. The tenant improvements are recorded as leasehold improvement assets and amortized over the term of the lease. The financial allowances are treated as a lease incentive and recorded as deferred rent which is amortized as reductions to lease expense over the lease term. Deferred rent for this facility was approximately $391,000 as of December 31, 2014, and December 31, 2013.

Operating Leases — United Kingdom

In January 2011, we amended the existing lease agreements of our wholly-owned subsidiary, Stem Cell Sciences (U.K.) Ltd, effectively reducing our leased office and lab space. The lease by its terms was extended to September 30, 2013. In October 2013, we signed a new three-year lease agreement for the leased space and expect to pay rent of approximately GBP 53,000 per annum. StemCells, Inc. is the guarantor of Stem Cell Sciences (U.K.) Ltd.’s obligations under the existing lease. The lease includes an option for early termination of the lease agreement. In December 2014, we sold our SC Proven reagent business and as part of the wind-down of our business operations in UK, sublet our leased space from January 2014 to our opted early termination date of October 2014.

With the exception of the operating leases discussed above, we have not entered into any significant off balance sheet financial arrangements and have not established any special purpose entities. We have not guaranteed any debts or commitments of other entities or entered into any options on non-financial assets.

The table below summarizes the components of rent expense for the fiscal year ended December 31, as follows:

	2014	2013	2012
Rent expense	$1,955,747	$2,612,899	$2,932,104
Sublease income	—	(53,726)	(411,885)

Rent expense, net	$1,955,747	$2,559,173	$2,520,219

Future minimum payments under all leases and loan payable at December 31, 2014 are as follows:

	Loan[1] Payable CIRM	Loan Payable SVB	Capital Leases	Operating Leases
2015	$679,166	$4,322,035	$21,591	$1,981,461
2016		1,440,678	9,454	1,968,459
2017		—	—	2,014,706
2018		—	—	2,061,260
2019		—	—	2,108,130
Thereafter		—	—	6,088,780

Total minimum lease and loan payments	679,166	5,762,713	31,045	$16,222,796

Less amounts representing interest		240,899	1,624

Principal amounts of bond payable, loan payable and capital lease obligations	679,166	5,521,814	29,421
Less current maturities	679,166	4,099,319	20,191

Bond payable, loan payable and capital lease obligations, less current maturities	$—	$1,422,495	$9,230

(1)	An aggregate of approximately $9.2 million of principal and accrued interest under the CIRM Loan Agreement is not included. In April 2013, we entered into an agreement with the CIRM under which CIRM will provide up to approximately $19.3 million as a forgivable loan, in accordance with mutually agreed upon terms and conditions and CIRM regulations. The CIRM loan was to help fund preclinical development of our HuCNS-SC cells for Alzheimer’s disease. Between July 2013 and August 2014, we received in aggregate, approximately $9.6 million as disbursements of the loan provided under the CIRM Loan Agreement. However in December 2014, as findings under this pre-clinical study in Alzheimer’s disease did not meet pre-determined criteria for ongoing funding for this program by CIRM, we decided to wind down this pre-clinical study which had been funded in part by the CIRM loan agreement. Under the terms of the CIRM loan agreement, principal amount of approximately $8,917,000 and accrued interest of approximately $243,000 were forgiven. However, authoritative accounting guidance requires certain conditions (which includes a legal release from the creditor) to be met before a liability can be extinguished and derecognized. In February 2015, we repaid CIRM approximately $679,000 of the aggregate loan proceeds received.

Contingencies

In July 2006, we filed suit against Neuralstem, Inc. in the Federal District Court for the District of Maryland, alleging that Neuralstem’s activities violate claims in four of the patents we exclusively licensed at the time from NeuroSpheres, specifically U.S. Patent No. 6,294,346 (claiming the use of human neural stem cells for drug screening), U.S. Patent No. 7,101,709 (claiming the use of human neural stem cells for screening biological agents), U.S. Patent No. 5,851,832 (claiming methods for proliferating human neural stem cells), and U.S. Patent No. 6,497,872 (claiming methods for transplanting human neural stem cells). In May 2008, we filed a second patent infringement suit against Neuralstem and its two founders, Karl Johe and Richard Garr. In this suit, which we filed in the Federal District Court for the Northern District of California, we allege that Neuralstem’s activities infringe claims in two patents we exclusively licensed at the time from NeuroSpheres, specifically U.S. Patent No. 7,361,505 (claiming composition of matter of human neural stem cells derived from any source material) and U.S. Patent No. 7,115,418 (claiming methods for proliferating human neural stem cells). In addition, we allege various state law causes of action against Neuralstem arising out of its repeated derogatory statements to the public about our patent portfolio. Also in May 2008, Neuralstem filed suit against us and NeuroSpheres in the Federal District Court for the District of Maryland seeking a declaratory judgment that the

‘505 and ‘418 patents are either invalid or are not infringed by Neuralstem and that Neuralstem has not violated California state law. In August 2008, the California court transferred our lawsuit against Neuralstem to Maryland for resolution on the merits. In July 2009, the Maryland District Court granted our motion to consolidate these two cases with the litigation we initiated against Neuralstem in 2006. Fact discovery has concluded in the cases and in December 2014, the Maryland federal court began the first phase of trial in order to address the sole question of whether we have legal standing to pursue our patent infringement claims against Neuralstem. We expect a ruling on the question of standing in the first half of 2015.

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

In November 2009, we sold 1,000,000 units to institutional investors at a price of $12.50 per unit, for gross proceeds of $12,500,000. The units, each of which consisted of one share of common stock and a warrant to purchase 0.40 shares of common stock at an exercise price of $15.00 per share, were offered as a registered direct offering under a shelf registration statement previously filed with, and declared effective by, the SEC. We received total proceeds, net of offering expenses and placement agency fees, of approximately $11,985,000. We recorded the fair value of the warrants to purchase 400,000 shares of our common stock as a liability. The fair value of the warrant liability is revalued at the end of each reporting period, with the change in fair value of the warrant liability recorded as a gain or loss in our consolidated statements of operations. The fair value of the warrants will continue to be classified as a liability until such time as the warrants are exercised, expire or an amendment of the warrant agreement renders these warrants to be no longer classified as a liability. The fair value of these warrants at December 31, 2014 was not significant.

In December 2011, we raised gross proceeds of $10,000,000 through a public offering of 8,000,000 units and 8,000,000 Series B Warrants. The combination of units and Series B Warrants were sold at a public offering price of $1.25 per unit. Each Series B Warrant gave the holder the right to purchase one unit at an exercise price of $1.25 per unit and was exercisable until May 2, 2012, the 90th trading day after the date of issuance. Each unit consists of one share of our common stock and one Series A Warrant. Each Series A Warrant gives the holder the right to purchase one share of our common stock at an initial exercise price of $1.40 per share. The Series A Warrants are immediately exercisable upon issuance and will expire in December 2016. In 2012, an aggregate of 2,700,000 Series B Warrants were exercised. For the exercise of these warrants, we issued 2,700,000 shares of our common stock and 2,700,000 Series A Warrants. The remaining 5,300,000 Series B Warrants expired unexercised by their terms on May 2, 2012. In 2012, 2013 and 2014, an aggregate of 2,198,571, 384,534 and 1,180,015 Series A Warrants were exercised, respectively. For the exercise of these warrants, in 2012, 2013 and 2014, we issued 2,198,571, 384,534 and 1,180,015 shares of our common stock and received gross proceeds of approximately $3,078,000, $538,000 and $1,652,000, respectively. The shares were offered under our shelf registration statement previously filed with previously filed with, and declared effective by, the SEC.

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

The assumptions used for the Monte Carlo simulation model to value the outstanding Series A Warrants at December 31, 2014 are as follows:

Risk-free interest rate per year	0.7%
Expected volatility per year	53.4%
Expected dividend yield	0%
Expected life (years)	2.0

The use of the Monte Carlo simulation model requires the input of additional subjective assumptions including the progress of our R&D programs and its affect on potential future financings.

The following table is a summary of the changes in fair value of warrant liability for the Series A Warrants in 2014:

	Series A
	Number of Warrants	Fair value $
Balance at December 31, 2013	8,116,895	$5,541,809
Less exercised	(1,180,015)	(1,434,807)
Changes in fair value	—	(2,422,451)

Balance at December 31, 2014	6,936,880	$1,684,551

The following table is a summary of our warrant liability as of December 31, 2014:

Warrants	Number Outstanding	Exercise Price ($) per share	Fair value
Warrants issued in 2009	400,000	15.00	—
Series A Warrants	6,936,880	1.40	1,684,551

Total	7,336,880		$1,684,551

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

Loan Agreement with California Institute for Regenerative Medicine

In April 2013, we entered into an agreement with the CIRM under which CIRM will provide up to approximately $19.3 million as a forgivable loan, in accordance with mutually agreed upon terms and conditions and CIRM regulations. The CIRM loan was to help fund preclinical development of our HuCNS-SC cells for Alzheimer’s disease. Between July 2013 and August 2014, we received in aggregate, approximately $9.6 million as disbursements of the loan provided under the CIRM Loan Agreement. However in December 2014, as findings under this pre-clinical study in Alzheimer’s disease did not meet pre-determined criteria for ongoing funding for this program by CIRM, we decided to wind down this pre-clinical study which had been funded in part by the CIRM loan agreement. Under the terms of the CIRM loan agreement, principal amount of approximately $8,917,000 and accrued interest of approximately $243,000 were forgiven. However, authoritative accounting guidance requires certain conditions (which includes a legal release from the creditor) to be met before a liability can be extinguished and derecognized. In February 2015, we repaid CIRM approximately $679,000 of the aggregate loan proceeds received.

The following table is a summary of the changes in the carrying value of our loan payable in 2014:

	Silicon Valley Bank Loan	CIRM Loan	Total
Loan payable at December 31, 2013	$9,088,980	$3,820,264	$12,909,244
Additional loan proceeds	—	5,775,543	5,775,543
Repayment of principal	(3,857,971)	—	(3,857,971)
Accretion of discount	193,601	—	193,601

Carrying value of loan payable at 12/31/2014 (current and non-current)	$5,424,610	$9,595,807	$15,020,417

Carrying value of loan payable, current portion	$4,007,222	$679,166	$4,686,388
Carrying value of loan payable, non-current portion	1,417,388	8,916,641	10,334,029

Total loan payable at December 31, 2014	$5,424,610	$9,595,807	$15,020,417

Note 15. Common Stock

Sale of common stock

Major transactions involving our common stock for the last three years include the following:

•	In July 2014, we raised gross proceeds of $20,000,000 through the sale of 11,299,435 units to two institutional biotechnology investors, at an offering price of $1.77 per unit. Each unit consists of one share of our common stock and a warrant to purchase 0.85 of a share of our common stock. The warrants are exercisable six months from the date of issuance at an exercise price of $2.17. The Warrants are non-transferable and will expire thirteen months from the date of issuance. The shares were offered under our shelf registration statement previously filed with, and declared effective by, the SEC.

•	In 2014, an aggregate of 1,180,015 Series A Warrants were exercised. For the exercise of these warrants, we issued 1,180,015 shares of our common stock and received gross proceeds of approximately $1,652,000.

•	Under a sales agreement entered into in 2009 and amended in 2012, we have the option to sell up to $30 million of our common stock from time to time, in at-the-market offerings. The sales agent is paid compensation of 2% of gross proceeds pursuant to the terms of the amended agreement. The sales agreement as amended, has been filed with the SEC. Under the amended sales agreement, in 2014, we sold a total of 193,271 shares of our common stock at an average price per share of $1.47 for gross proceeds of approximately $285,000. The shares were offered under our shelf registration statement previously filed with, and declared effective by, the SEC.

•	In October 2013, we sold a total of 12,845,500 units in an underwritten public offering at a price of $1.45 per unit and received total proceeds, net of offering expenses, underwriting discounts and commissions, of approximately $17.3 million. Each unit sold consisted of one share of common stock, par value $.01 per share, and a warrant to purchase one-half share of common stock. The warrants have an exercise price of $1.80 per share, are exercisable immediately, and will expire five years from the date of issuance.

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

Common Stock Reserved

We reserved the following shares of common stock for the exercise of options, warrants and other contingent issuances of common stock, as of December 31, 2014:

Shares reserved for share based compensation	13,360,690
Shares reserved for warrants related to financing transactions	23,078,181

Total	36,438,871

Note 16. Deferred Revenue

Deferred revenue includes unamortized upfront licensing fees received of approximately $63,000. The up-front license fee is being amortized and recognized as revenue over a period of twelve years.

Note 17. 401(k) Plan

Our 401(k) Plan covers substantially all of our employees. Participants in the plan are permitted to contribute a fixed percentage of their total annual cash compensation to the plan (subject to the maximum employee contribution defined by law). We match 50% of employee contributions, up to a maximum of 6% of each employee’s eligible compensation in the form of shares of our common stock. We recorded an expense of $184,000 in 2014, $132,000 in 2013, and $130,000 in 2012 for our contributions under our 401(k) Plan.

Note 18. Income Taxes

Loss before income taxes is attributed to the following geographic locations for the years ended December 31,

	2014	2013
United States	$30,215,000	$26,080,000
Foreign	2,526,000	359,000

Total loss before income taxes	$32,741,000	$26,439,000

We follow authoritative guidance regarding accounting for uncertainty in income taxes, which prescribes a recognition threshold a tax position is required to meet before being recognized in the financial statements. As of December 31, 2014 and 2012, we have not recorded any unrecognized tax benefits. Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities at December 31 are as follows:

	2014	2013
Deferred tax assets:
Capitalized research and development costs	$66,212,000	$59,426,000
Net operating losses	57,261,000	56,906,000
Research and development credits	9,798,000	8,931,000
Stock-based compensation	1,124,000	1,063,000
Capital loss carryover	254,000	541,000
Fixed assets	393,000	452,000
Other	3,930,000	1,289,000

	138,972,000	128,608,000
Valuation allowance	(138,972,000)	(128,315,000)

Total deferred tax assets	$—	$293,000

Deferred tax liability:
Intangible assets	—	(293,000)

Total deferred tax liability	$—	$(293,000)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $10,657,000 in 2014 and by approximately $10,270,000 in 2013.

As of December 31, 2014, we had the following:

•	Net operating loss carry forwards for federal income tax purposes of approximately $158,465,000 which expire in the years 2018 through 2034. This includes $1,792,000 of excess deductions from the exercise of stock options, the benefit of which will be recorded in additional paid-in-capital when realized

•	Federal research and development tax credits of approximately $6,178,000 which expire in the years 2018 through 2034.

•	Net operating loss carry forwards for state income tax purposes of approximately $40,241,000 which expire in the years 2015 through 2034. This includes $1,362,000 of excess deductions from the exercise of stock options, the benefit of which will be recorded in additional paid-in-capital when realized.

•	State research and development tax credits of approximately $5,484,000 ($3,619,000 net of federal tax effect) which do not expire.

•	Net operating loss carry forwards in foreign jurisdictions of approximately $8,208,000 which do not expire.

•	Capital loss carry forwards for federal and state income tax purposes of $746,000 which expire in the years 2015 through 2016.

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

The effective tax rate as a percentage of income before income taxes differs from the statutory federal income tax rate (when applied to income before income taxes) for the years ended December 31 as follows:

	2014	2013	2012
Statutory federal income tax (benefit) rate	(34)%	(34)%	(34)%
State income tax (benefit) rate	—	—	(3.3)
Increase resulting from:
Expenses not deductible for taxes	0.8	0.5	8.8
Increase in valuation allowance	32.6	38.8	3.7
Change in state deferred tax rate	0.0	1.1	17.7
Change in foreign deferred tax rate	2.8	0.9	1.8
Expiration of tax attributes	1.7	0.5	5.3
Prior year true up	1.1	(0.7)	—
Tax credits	(2.4)	(3.0)	—
Warrant valuation	(2.5)	(4.1)	—

Effective tax (benefit) rate	0%	0%	0%

We did not have any unrecognized tax benefits at December 31, 2014. Our policy is to recognize interest and penalties related to income tax matters in income tax expense. Because we have no tax liabilities, no tax-related interest and penalties have been expensed in our consolidated statements of operations during 2014 or accrued as a liability in our consolidated balance sheets at December 31, 2014. We do not anticipate any significant changes to total unrecognized tax benefits as a result of settlement of audits or the expiration of statute of limitations within the next twelve months.

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

Note 19. Discontinued Operations

In the fourth quarter of 2014, we sold and completed the wind down of our subsidiary SCS UK’s operations in Cambridge, UK, which includes the SC Proven reagent and cell culture business. We classified the historical results of this component as discontinued operations in our Consolidated Statement of Operations. At December 31, 2014, the remaining assets and liabilities of the discontinued operations included in our Consolidated Balance Sheets are not significant.

From the sale and wind-down of our SC Proven reagent and cell culture business, we received approximately $400,000 for certain business intellectual property rights, trade mark and records and approximately $75,000 for tangible assets. For the disposal of these assets, we recorded a net loss on disposal of assets of approximately $111,000 in our Consolidated Statement of Operations.

As a result of the disposition, we are no longer in the businesses of marketing and selling specialized cell culture products and antibody reagents through the SC Proven product line.

*****

QUARTERLY FINANCIAL DATA (unaudited)

	2014 Quarter Ended
	December 31	September 30	June 30	March 31
	(In $ thousands, except per share amounts)
Continuing operations:
Total revenue	883	82	23	24
Operating expenses	10,612	6,462	7,983	6,866
Change in fair value of warrant liability	2,327	4,076	(3,654)	(327)
Impairment of goodwill and other intangible assets	(2,440)	—	—	—
Interest and other expense, net	(266)	(316)	(357)	(394)
Net loss from continuing operations	(10,108)	(2,620)	(11,971)	(7,562)
Discontinued operations:
Net loss from discontinued operations	(30)	(137)	(144)	(58)
Net loss from disposal of assets	(111)	—	—	—
Basic and diluted net loss per share:
Continuing operations	$(0.15)	$(0.04)	$(0.21)	$(0.14)
Discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted net loss per share	$(0.15)	$(0.04)	$(0.21)	$(0.14)

	2013 Quarter Ended
	December 31	September 30	June 30	March 31
	(In thousands, except per share amounts)
Continuing operations:
Total revenue	45	38	33	56
Operating expenses	9,341	6,628	6,131	6,165
Change in fair value of warrant liability	2,828	(144)	758	(189)
Interest and other income (expense), net	(380)	(392)	(405)	30
Net loss from continuing operations	(6,848)	(7,126)	(5,745)	(6,268)
Discontinued operations:
Net loss from discontinued operations	(115)	(66)	(124)	(149)
Basic and diluted net loss per share:
Continuing operations	$(0.13)	$(0.17)	$(0.14)	$(0.16)
Discontinued operations	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Basic and diluted net loss per share	$(0.13)	$(0.17)	$(0.15)	$(0.17)

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the fiscal year 2014, the Company periodically tested the design and operating effectiveness of its internal control over financial reporting. Among other matters, the Company sought in its evaluation to determine whether there were any “significant deficiencies” or “material weakness” in its internal control over financial reporting, or whether it had identified any acts of fraud involving management or other employees.

Based on the above evaluation, the Company’s chief executive officer and chief financial officer have concluded that as of December 31, 2014, the Company’s internal control over financial reporting were effective. Nonetheless, it is important to acknowledge that due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s internal control over financial reporting as of December 31, 2014 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

StemCells, Inc.

We have audited the internal control over financial reporting of StemCells, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014 and our report dated March 13, 2015 expressed an unqualified opinion on those financial statements.

/s/    GRANT THORNTON LLP

San Francisco, California

March 13, 2015

Item 9B.	Other Information

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

Below are the name, age and principal occupations for the last five years of each executive officer of StemCells, Inc., as of February 28, 2015. All such persons have been elected to serve until their successors are elected and qualified or until their earlier resignation or removal.

Martin M. McGlynn, President and Chief Executive Officer	68	Martin M. McGlynn joined the company in January 2001, when he was appointed President and Chief Executive Officer of the company and of its wholly-owned subsidiary, StemCells California, Inc. He was elected to the Board of Directors in February 2001.

Gregory Schiffman, Chief Financial Officer and Executive Vice President, Finance	57	Gregory Schiffman joined the company in January 2014 as Chief Financial Officer and Executive Vice President, Finance. He is responsible for functions that include Finance, Information Technology and Investor Relations. Mr. Schiffman was Executive Vice President and CFO of Dendreon Corporation since 2007, prior to which he served as Controller of Hewlett Packard’s European P.C. manufacturing and distribution operations in Grenoble, France, and as manufacturing manager and controller of its Netmetrix Division.

Ann Tsukamoto, Ph.D. Executive Vice President, Scientific and Strategic Alliances	62	Ann Tsukamoto, Ph.D., joined the company in November 1997 as Senior Director of Scientific Operations; was appointed Vice President, Scientific Operations in June 1998; Vice President, Research and Development in February 2002; and Chief Operating Officer, with responsibility for the company’s research and development efforts, in November 2006. In October 2008, Dr. Tsukamoto was appointed to the newly created position of Executive Vice President, Research and Development with responsibility for the Company’s scientific and clinical development programs.

Kenneth Stratton General Counsel	46	Kenneth Stratton joined the company in February 2007 as General Counsel, with responsibility for corporate compliance and legal affairs. In March 2008, he assumed responsibilities for the Human Resources function. Prior to StemCells, Mr. Stratton served as Deputy General Counsel for Threshold Pharmaceuticals and as Senior Legal Counsel for Medtronic’s Vascular business unit.

Directors

Below are the name, age and principal occupations for the last five years of each Director of StemCells, Inc., as of February 28, 2015. Directors are elected to staggered three year terms.

Eric H. Bjerkholt	55	Eric H. Bjerkholt was elected to the Board of Directors in March 2004. He joined Sunesis Pharmaceuticals, Inc., in 2004 as Senior Vice President and Chief Financial Officer. Since February 2007, he has served as Senior Vice President, Corporate Development and Finance, and Chief Financial Officer. From 2002 to 2004, Mr. Bjerkholt was Senior Vice President and Chief Financial Officer at IntraBiotics Pharmaceuticals, Inc.

R. Scott Greer	56	Mr. Greer was elected to the Board of Directors in June 2010. He is currently a Principal and Managing Director of Numenor Ventures LLC which he founded in 2002.

Ricardo B. Levy, Ph.D.	70	Ricardo B. Levy, Ph.D. was elected to the Board of Directors in September 2001. He currently serves on several boards of directors.

Martin M. McGlynn	68	Martin M. McGlynn was elected to the Board of Directors in February 2001. He is President and Chief Executive Officer of the Company, a position he has held since January 2001.

John J. Schwartz, Ph.D.	79	John J. Schwartz, Ph.D., was elected to the Board of Directors in December 1998 and was elected Chairman of the Board at the same time. He is currently President of Quantum Strategies Management Company.

Alan Trounson, Ph.D.	69	Alan Trounson, Ph.D., was elected to the Board of Directors in July 2014.He most recently served as President of the California Institute for Regenerative Medicine (CIRM) from 2008 until 2014.

Irving Weissman, M.D.	75	Irving L. Weissman, M.D., was elected to the Board of Directors in September 1997. He is the Virginia and Daniel K. Ludwig Professor of Cancer Research, Professor of Pathology and Professor of Developmental Biology at Stanford and the Director of the Institute of Stem Cell Biology and Regenerative Medicine at Stanford.

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

The information required by this Item is incorporated by reference from Item 5 of this Annual Report on Form 10-K and our Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from Item 5 of this Annual Report on Form 10-K and from our Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our Proxy Statement for the 2015 Annual Meeting of Stockholders.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are included as part of this Annual Report on Form 10-K.

(1) Financial Statements.

The financial statements filed as part of this Report are listed and indexed under Item 8 above.

(2) Financial Statement Schedules.

Schedules are not included herein because they are not applicable or the required information appears in the Financial Statements or Notes thereto.

(3) Exhibits.

The documents set forth below are filed herewith or incorporated by reference to the location indicated.

Exhibit No.	Title or Description

3.1	Restated Certificate of Incorporation of the Registrant(1)

3.2	Amended and Restated By-Laws of the Registrant(2)

4.1	Specimen Common Stock Certificate(3)

4.2	Form of Warrant Certificate issued to certain purchasers of the Registrant’s common stock in November 2008(4)

4.3	Form of Warrant Certificate issued to certain purchasers of the Registrant’s common stock in November 2009(5)

4.4	Form of Series A Warrant Certificate issued to certain purchasers of the Registrant’s common stock in December 2011(6)

4.5	Form of Warrant Certificate issued to certain purchasers of the Registrant’s common stock in July 2014(7)

10.1	Form of at-will Employment Agreement between the Registrant and most of its employees(8)

10.2	Form of Agreement for Consulting Services between the Registrant and the members of its Scientific Advisory Board(9)

10.3	Consulting Agreement, dated as of September 25, 1997, between Dr. Irving Weissman and the Registrant(10)

10.4	StemCells, Inc. 1996 Stock Option Plan(11)

10.5 #	Letter Agreement, dated January 2, 2001, between the Registrant and Martin McGlynn(12)

10.6 #	2001 Equity Incentive Plan(13)

10.7 #	StemCells, Inc. Amended and Restated 2004 Equity Incentive Plan(14)

10.8 &	License Agreement, dated as of July 1, 2005, between the Registrant and ReNeuron Limited(15)

10.9 #	Letter Agreement, effective as of February 2, 1998, between the Registrant and Ann Tsukamoto(16)

10.10 #	Memorandum of Agreement, effective as of July 17, 2000, between the Registrant and Ann Tsukamoto(16)

Exhibit No.	Title or Description

10.11 #	Letter Agreement, effective as of February 2, 2007, between the Registrant and Kenneth B. Stratton(16)

10.12 #	Letter Agreement, effective as of August 6, 2009, between the Registrant and Kenneth B. Stratton(16)

10.13 &	License Agreement, dated as of January 31, 2006, between Stem Cell Sciences (Australia) Pty Limited and The University of Edinburgh(16)

10.14	Lease agreement, dated December 2, 2010, between the Registrant and BMR-Gateway Boulevard LLC(17)

10.15 #	StemCells, Inc. Director’s Fee Plan(18)

10.16 #	Form of equity award under Registrant’s 2012 Commencement Incentive Plan(19)

10.17 #	Amended and Restated 2006 Equity Incentive Plan of StemCells, Inc.(20)

10.18 &	Loan and Security Agreement, dated April 8, 2013, between the Registrant and Silicon Valley Bank(21)

10.19 &	Loan Agreement, dated April 9, 2013, between the Registrant and the California Institute for Regenerative Medicine(21)

10.20 &	Notice of Loan Award, effective as of April 10, 2013, between the Registrant and the California Institute for Regenerative Medicine(21)

10.21 *	Amendment to the Notice of Loan Award, effective as of December 12,2014, between the Registrant and the California Institute for Regenerative Medicine

10.22 #	2013 Equity Incentive Plan(22)

10.23	Lease agreement, dated March 20, 2013, between the Registrant and Prologis L.P.(23)

10.24 #	Letter Agreement, dated June 5, 2013, between the Registrant and Ann Tsukamoto(23)

10.25 #	Letter Agreement, dated November 13, 2013, between the Registrant and Gregory Schiffman(23)

21	Subsidiaries of the Registrant(23)

23.1*	Consent of Grant Thornton, LLP, Independent Registered Public Accounting Firm

31.1*	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Martin McGlynn, Chief Executive Officer)

31.2*	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Gregory Schiffman, Chief Financial Officer)

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Martin McGlynn, Chief Executive Officer)

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Gregory Schiffman, Chief Financial Officer)

101.1	The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

#	Indicates management compensatory plan, contract or arrangement.
&	Confidential treatment requested as to certain portions. Material has been omitted and separately filed with the Commission.
*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and filed on March 15, 2007.
(2)	Incorporated by reference to the Registrant’s current report on Form 8-K filed on May 7, 2007.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-151891.
(4)	Incorporated by reference to the Registrant’s current report on Form 8-K filed on November 12, 2008.
(5)	Incorporated by reference to the Registrant’s current report on Form 8-K filed on October 28, 2009.
(6)	Incorporated by reference to the Registrant’s current report on Form 8-K filed on December 16, 2011.
(7)	Incorporated by reference to the Registrant’s current report on Form 8-K filed on July 14, 2014.
(8)	Incorporated by reference to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2008 and filed on March 16, 2009.
(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 33-45739.
(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and filed on November 14, 1997.
(11)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, File No. 333-37313.
(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and filed on April 2, 2001.
(13)	Incorporated by reference to the Registrant’s definitive proxy statement filed May 1, 2001.
(14)	Incorporated by reference to the Registrants Registration Statement on Form S-8, File No. 333-118263.
(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(16)	Incorporated by reference to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2009 and filed on March 11, 2010.
(17)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and filed on March 11, 2011.
(18)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and filed on March 15, 2012.
(19)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, File No. 333-183712.
(20)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, File No. 333-144747.
(21)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012 and filed on October 11, 2013.
(22)	Incorporated by reference to the Registrant’s definitive proxy statement filed October 31, 2013.
(23)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and filed on March 13, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEMCELLS, INC.

By:	/s/ MARTIN MCGLYNN
Martin McGlynn
PRESIDENT AND CHIEF EXECUTIVE OFFICER

Dated: March 13, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ MARTIN MCGLYNN Martin McGlynn	President and Chief Executive Officer and Director (principal executive officer)	March 13, 2015

/s/ GREGORY SCHIFFMAN Gregory Schiffman	Chief Financial Officer (principal financial officer)	March 13, 2015

/s/ GEORGE KOSHY George Koshy	Chief Accounting Officer (principal accounting officer)	March 13, 2015

/s/ ERIC BJERKHOLT Eric Bjerkholt	Director	March 13, 2015

/s/ R. SCOTT GREER R. Scott Greer	Director	March 13, 2015

/s/ RICARDO B. LEVY, PH.D. Ricardo B. Levy, Ph.D.	Director	March 13, 2015

/s/ JOHN J. SCHWARTZ, PH.D. John J. Schwartz, Ph.D.	Director, Chairman of the Board	March 13, 2015

/s/ ALAN TROUNSON, PH.D. Alan Trounson, Ph.D.	Director	March 13, 2015

/s/ IRVING L. WEISSMAN, M.D. Irving L. Weissman, M.D.	Director	March 13, 2015

Exhibit Index

Exhibit No.	Title or Description

3.1	Restated Certificate of Incorporation of the Registrant(1)

3.2	Amended and Restated By-Laws of the Registrant(2)

4.1	Specimen Common Stock Certificate(3)

4.2	Form of Warrant Certificate issued to certain purchasers of the Registrant’s common stock in November 2008(4)

4.3	Form of Warrant Certificate issued to certain purchasers of the Registrant’s common stock in November 2009(5)

4.4	Form of Series A Warrant Certificate issued to certain purchasers of the Registrant’s common stock in December 2011(6)

4.5	Form of Warrant Certificate issued to certain purchasers of the Registrant’s common stock in July 2014(7)

10.1	Form of at-will Employment Agreement between the Registrant and most of its employees(8)

10.2	Form of Agreement for Consulting Services between the Registrant and the members of its Scientific Advisory Board(9)

10.3	Consulting Agreement, dated as of September 25, 1997, between Dr. Irving Weissman and the Registrant(10)

10.4	StemCells, Inc. 1996 Stock Option Plan(11)

10.5 #	Letter Agreement, dated January 2, 2001, between the Registrant and Martin McGlynn(12)

10.6 #	2001 Equity Incentive Plan(13)

10.7 #	StemCells, Inc. Amended and Restated 2004 Equity Incentive Plan(14)

10.8 &	License Agreement, dated as of July 1, 2005, between the Registrant and ReNeuron Limited(15)

10.9 #	Letter Agreement, effective as of February 2, 1998, between the Registrant and Ann Tsukamoto(16)

10.10 #	Memorandum of Agreement, effective as of July 17, 2000, between the Registrant and Ann Tsukamoto(16)

10.11 #	Letter Agreement, effective as of February 2, 2007, between the Registrant and Kenneth B. Stratton(16)

10.12 #	Letter Agreement, effective as of August 6, 2009, between the Registrant and Kenneth B. Stratton(16)

10.13 &	License Agreement, dated as of January 31, 2006, between Stem Cell Sciences (Australia) Pty Limited and The University of Edinburgh(16)

10.14	Lease agreement, dated December 2, 2010, between the Registrant and BMR-Gateway Boulevard LLC(17)

10.15 #	StemCells, Inc. Director’s Fee Plan(18)

10.16 #	Form of equity award under Registrant’s 2012 Commencement Incentive Plan(19)

10.17 #	Amended and Restated 2006 Equity Incentive Plan of StemCells, Inc.(20)

Exhibit No.	Title or Description

10.18 &	Loan and Security Agreement, dated April 8, 2013, between the Registrant and Silicon Valley Bank(21)

10.19 &	Loan Agreement, dated April 9, 2013, between the Registrant and the California Institute for Regenerative Medicine(21)

10.20 &	Notice of Loan Award, effective as of April 10, 2013, between the Registrant and the California Institute for Regenerative Medicine(21)

10.21 *	Amendment to the Notice of Loan Award, effective as of December 12,2014, between the Registrant and the California Institute for Regenerative Medicine

10.22 #	2013 Equity Incentive Plan(22)

10.23	Lease agreement, dated March 20, 2013, between the Registrant and Prologis L.P.(23)

10.24 #	Letter Agreement, dated June 5, 2013, between the Registrant and Ann Tsukamoto(23)

10.25 #	Letter Agreement, dated November 13, 2013, between the Registrant and Gregory Schiffman(23)

21	Subsidiaries of the Registrant(23)

23.1*	Consent of Grant Thornton, LLP, Independent Registered Public Accounting Firm

31.1*	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Martin McGlynn, Chief Executive Officer)

31.2*	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Gregory Schiffman, Chief Financial Officer)

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Martin McGlynn, Chief Executive Officer)

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Gregory Schiffman, Chief Financial Officer)

101.1	The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

#	Indicates management compensatory plan, contract or arrangement.
&	Confidential treatment requested as to certain portions. Material has been omitted and separately filed with the Commission.
*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and filed on March 15, 2007.
(2)	Incorporated by reference to the Registrant’s current report on Form 8-K filed on May 7, 2007.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-151891.
(4)	Incorporated by reference to the Registrant’s current report on Form 8-K filed on November 12, 2008.
(5)	Incorporated by reference to the Registrant’s current report on Form 8-K filed on October 28, 2009.
(6)	Incorporated by reference to the Registrant’s current report on Form 8-K filed on December 16, 2011.
(7)	Incorporated by reference to the Registrant’s current report on Form 8-K filed on July 14, 2014.
(8)	Incorporated by reference to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2008 and filed on March 16, 2009.

(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 33-45739.
(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and filed on November 14, 1997.
(11)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, File No. 333-37313.
(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and filed on April 2, 2001.
(13)	Incorporated by reference to the Registrant’s definitive proxy statement filed May 1, 2001.
(14)	Incorporated by reference to the Registrants Registration Statement on Form S-8, File No. 333-118263.
(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(16)	Incorporated by reference to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2009 and filed on March 11, 2010.
(17)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and filed on March 11, 2011.
(18)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and filed on March 15, 2012.
(19)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, File No. 333-183712.
(20)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, File No. 333-144747.
(21)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012 and filed on October 11, 2013.
(22)	Incorporated by reference to the Registrant’s definitive proxy statement filed October 31, 2013.
(23)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and filed on March 13, 2014.