Form 10-Q
period 2015-03-31
STEMCELLS INC
filed 2015-05-05
CIK 883975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2015

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

At April 30, 2015, there were 105,097,782 shares of Common Stock, $.01 par value, issued and outstanding.

STEMCELLS, INC.

NOTE REGARDING REFERENCES TO US AND OUR COMMON STOCK

Throughout this Form 10-Q, the words “we,” “us,” “our,” and “StemCells” refer to StemCells, Inc., including our directly and indirectly wholly-owned subsidiaries. “Common stock” refers to the common stock, $.01 par value, of StemCells, Inc.

PART I-FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STEMCELLS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$14,145,901	$24,987,603
Trade receivables	17,169	159,466
Other receivables	166,767	256,166
Prepaid assets	970,573	1,017,726
Deferred financing costs, current	15,144	22,082
Other assets, current	63,763	64,928

Total current assets	15,379,317	26,507,971
Property, plant and equipment, net	5,159,997	5,186,958
Deferred financing costs, non-current	—	1,224
Other assets, non-current	373,717	373,717
Intangible assets, net	336,027	356,889

Total assets	$21,249,058	$32,426,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,677,534	$1,818,831
Accrued expenses and other current liabilities	3,301,153	4,869,710
Deferred revenue, current	16,826	16,826
Capital lease obligation, current	18,527	20,191
Deferred rent, current	98,791	85,925
Loan payable net of discount, current	4,097,837	4,686,388

Total current liabilities	9,210,668	11,497,871
Capital lease obligations, non-current	5,322	9,230
Loan payable net of discount, non-current	9,274,959	10,334,029
Fair value of warrant liability	2,031,881	1,684,551
Other long-term liabilities	1,319,829	1,250,007
Deferred rent, non-current	1,710,679	1,734,214
Deferred revenue, non-current	41,878	46,084

Total liabilities	23,595,216	26,555,986
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.01 par value; 225,000,000 shares authorized; issued and outstanding 69,311,545 at March 31, 2015 and 68,729,774 at December 31, 2014	693,116	687,298
Additional paid-in capital	426,550,087	425,389,693
Accumulated deficit	(429,622,309)	(420,271,608)
Accumulated other comprehensive income	32,948	65,390

Total stockholders’ equity	(2,346,158)	5,870,773

Total liabilities and stockholders’ equity	$21,249,058	$32,426,759

See Notes to Condensed Consolidated Financial Statements.

STEMCELLS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2015	2014
Revenue:
Revenue from licensing agreements	$20,997	$23,584

Operating expenses:
Research and development	6,292,191	4,629,673
General and administrative	2,689,196	2,236,014

Total operating expenses	8,981,387	6,865,687

Loss from operations	(8,960,390)	(6,842,103)
Other income (expense):
Change in fair value of warrant liability	(347,330)	(326,624)
Interest income	1,394	2,185
Interest expense	(185,356)	(380,488)
Other income (expense), net	140,981	(15,498)

Total other expense, net	(390,311)	(720,425)

Net loss from continuing operations	(9,350,701)	(7,562,528)
Discontinued operations:
Loss from discontinued operations	—	(57,728)

Net loss	$(9,350,701)	$(7,620,256)

Basic and diluted net loss per share:
Basic and diluted net loss per share from continuing operations	$(0.14)	$(0.14)
Basic and diluted net loss per share from discontinued operations	—	—

Basic and diluted net loss per share	$(0.14)	$(0.14)

Weighted average number of common shares outstanding, basic and diluted	69,219,964	55,343,877

See Notes to Condensed Consolidated Financial Statements.

STEMCELLS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	Three months ended March 31,
	2015	2014
Net and comprehensive loss from continuing operations	$(9,350,701)	$(7,562,528)

Discontinued operations:
Net loss from discontinued operations	—	(57,728)
Foreign currency translation adjustments	(32,442)	13,460

Comprehensive loss from discontinued operations	(32,442)	(44,268)

Comprehensive loss	$(9,383,143)	$(7,606,796)

See Notes to Condensed Consolidated Financial Statements.

STEMCELLS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(9,350,701)	$(7,620,256)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	269,604	335,855
Stock-based compensation	1,308,894	521,106
Amortization of debt discount and issuance costs	42,206	72,836
Gain on disposal of fixed assets	(148,713)	—
Change in fair value of warrant liability	347,330	326,624
Changes in operating assets and liabilities:
Trade receivables	138,071	8,662
Accrued interest and other receivables	85,317	387,686
Prepaid and other current assets	46,312	102,895
Accounts payable and accrued expenses	(1,630,659)	(637,190)
Deferred revenue	(4,206)	(10,340)
Deferred rent	(10,670)	4,576

Net cash used in operating activities	(8,907,215)	(6,507,546)
Cash flows from investing activities:
Purchases of property, plant and equipment	(221,782)	(230,689)
Proceeds from sale of property, plant and equipment	148,713	—

Net cash used in investing activities	(73,069)	(230,689)
Cash flows from financing activities:
Proceeds from loan payable	—	3,820,264
Payments related to net share issuance of stock based awards	(142,683)	(201,462)
Repayment of capital lease obligations	(5,573)	(5,186)
Repayment of loan payable	(1,681,664)	(998,089)

Net cash provided by (used in) financing activities	(1,829,920)	2,615,527

Decrease in cash and cash equivalents	(10,810,204)	(4,122,708)
Effects of foreign exchange rate changes on cash	(31,498)	909
Cash and cash equivalents, beginning of period	24,987,603	30,585,424

Cash and cash equivalents, end of period	$14,145,901	$26,463,625

Supplemental disclosure of cash flow information:
Interest paid	$78,508	$141,249

See Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2015 and 2014

Note 1. Summary of Significant Accounting Policies

Nature of Business.

StemCells, Inc., a Delaware corporation, is a biopharmaceutical company that operates in one segment, the research, development, and commercialization of stem cell therapeutics and related technologies.

The accompanying financial data as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted pursuant to these rules and regulations. The December 31, 2014 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. However, we believe that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of StemCells, Inc., and our wholly-owned subsidiaries, including StemCells California, Inc., Stem Cell Sciences Holdings Ltd, and Stem Cell Sciences (UK) Ltd (SCS). All significant intercompany accounts and transactions have been eliminated.

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

Significant estimates include the following:

•	the grant date fair value of stock-based awards recognized as compensation expense (see Note 5, “Stock-Based Compensation”);

•	the fair value of warrants recorded as a liability (see Note 8, “Warrant Liability”).

Discontinued Operations

The results of operations of a business that either has been disposed of or is classified as held-for-sale are reported in discontinued operations if the operations and cash flows of the component have been or will be eliminated from our ongoing operations as a result of the disposal transaction and we will not have any significant continuing involvement in the operations of the component after the disposal transaction. We present the operations of a business that meet this criteria as a discontinued operation, and retrospectively reclassify operating results for all prior periods presented. In the fourth quarter of 2014, as part of our strategy to focus on our clinical operations, we sold our SC Proven reagent and cell culture business and wound-down our business operations at our Stem Cell Sciences Subsidiary in Cambridge, UK (SCS). The results of operations for this component have been classified as discontinued operations for all periods in our Consolidated Statement of Operations.

Financial Instruments

Cash and Cash Equivalents

Cash equivalents are money market accounts, money market funds and investments with maturities of 90 days or less from the date of purchase.

Receivables

Our receivables generally consist of interest income on our financial instruments and royalties due from licensing agreements.

Warrant Liability

We account for our warrants in accordance with U.S. GAAP which defines how freestanding contracts that are indexed to and potentially settled in a company’s own stock should be measured and classified. Authoritative accounting guidance prescribes that only warrants issued by us under contracts that cannot be net-cash settled, and are both indexed to and settled in our common stock, can be classified as equity. As part our November 2009 financing, we issued warrants with five year terms to purchase 400,000 shares of our common stock at $15.00 per share. As part of our December 2011 financing, we issued Series A Warrants with a five year term to purchase 8,000,000 shares at $1.40 per share and Series B Warrants with a ninety trading day term to purchase 8,000,000 units at $1.25 per unit. Each unit underlying the Series B Warrants consisted of one share of our common stock and one Series A Warrant. In the first and second quarter of 2012, an aggregate of 2,700,000 Series B Warrants were exercised. For the exercise of these warrants, we issued 2,700,000 shares of our common stock and 2,700,000 Series A Warrants. The remaining 5,300,000 Series B Warrants expired unexercised by their terms on May 2, 2012. As terms of the warrants issued in 2009, as well as the Series A and Series B Warrants, do not meet the specific conditions for equity classification, we are required to classify the fair value of these warrants as a liability, with subsequent changes in fair value to be recorded as income (loss) due to change in fair value of warrant liability. The fair value of the warrants issued in the 2009 financing is determined using the Black-Scholes-Merton (Black-Scholes) option pricing model and the fair value of the Series A and Series B Warrants is determined using a Monte Carlo simulation model (see Note 8, “Warrant Liability”). The fair value is affected by changes in inputs to these models including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. The use of a Monte Carlo simulation model requires input of additional assumptions including the progress of our R&D programs and its affect on potential future financings. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability. The estimated fair value of our warrant liability at March 31, 2015, was approximately $2,032,000.

Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. We test goodwill for impairment on an annual basis or more frequently if we believe indicators of impairment exist. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in the evaluations, and it is possible, even likely, that the plans and estimates used may be incorrect. On April 1, 2009, we acquired the operations of SCS for an aggregate purchase price of approximately $5,135,000. Approximately 42% of the purchase price was allocated to Goodwill. The acquired operations included proprietary cell technologies relating to embryonic stem cells, induced pluripotent stem (iPS) cells, and tissue-derived (adult) stem cells; expertise and infrastructure for providing cell-based assays for drug discovery; a cell culture products business; and an intellectual property portfolio with claims relevant to cell processing, reprogramming and manipulation, as well as to gene targeting and insertion. In the fourth quarter of 2014, as part of our strategy to focus on our clinical operations, we sold our SC Proven reagent and cell culture business and wound-down our business operations at our SCS Subsidiary in Cambridge, UK. We also determined that we could not predict the future cash flows if any from the intellectual property portfolio acquired. Based on these factors, we determined that the Goodwill related to the acquisition was impaired and wrote off its carrying value of approximately $1,910,000 in the fourth quarter of 2014.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations:

	Three months ended March 31,
	2015	2014
Net loss from continuing operations	$(9,350,701)	$(7,562,528)
Net loss from discontinued operations	—	(57,728)

Net loss	$(9,350,701)	$(7,620,256)

Weighted average shares outstanding used to compute basic and diluted net income or loss per share	69,219,964	55,343,877
per share
Basic and diluted net loss per share from continuing operations	$(0.14)	$(0.14)
Basic and diluted net loss per share from discontinued operations	—	—

Basic and diluted net loss per share	$(0.14)	$(0.14)

The following outstanding potentially dilutive securities were excluded from the computation of diluted net income or loss per share because the effect would have been anti-dilutive as of March 31:

	2015	2014
Options	276,229	381,851
Restricted stock units	9,984,519	3,144,940
Warrants	23,478,181	16,267,659

Total	33,738,929	19,794,450

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income or loss and other comprehensive income or loss (OCL). OCL includes certain changes in stockholders’ equity that are excluded from net income or loss. Specifically, when applicable, we include in OCL changes in unrealized gains and losses on foreign currency translations. Accumulated other comprehensive income was $32,948 as of March 31, 2015, and accumulated other comprehensive income was $65,390, as of December 31, 2014.

Note 2. Financial Instruments

The following table summarizes the fair value of our cash and cash equivalents held in our current investment portfolio:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
March 31, 2015
Cash	$2,655,834	$—	$—	$2,655,834
Cash equivalents	11,490,067	—	—	11,490,067

Total cash and cash equivalents	$14,145,901	$—	$—	$14,145,901

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
December 31, 2014
Cash	$1,398,928	$—	$—	$1,398,928
Cash equivalents	23,588,675	—	—	23,588,675

Total cash and cash equivalents	$24,987,603	$—	$—	$24,987,603

At March 31, 2015, our investments in money market accounts are through a money market fund that invests in high quality, short-term money market instruments which are classified as cash equivalents in the accompanying Condensed Consolidated Balance Sheet due to their short maturities. The investment seeks to provide the highest possible level of current income while still maintaining liquidity and preserving capital. From time to time, we carry cash balances in excess of federally insured limits.

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

Our liability for warrants issued in our 2009 financing, are classified as Level 2 as they are valued using alternative pricing sources and models utilizing market observable inputs. The fair value of the liability related to these warrants were not significant.

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

The following table presents financial assets and liabilities measured at fair value as of March 31, 2015:

	Fair Value Measurement at Report Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	As of March 31, 2015
Financial assets:
Cash equivalents:
Money market funds	$321,444	$—	$—	$321,444
U.S. Treasury debt obligations	11,168,623	—	—	11,168,623

Total financial assets	$11,490,067	$—	$—	$11,490,067

Financial liabilities:
Loan payable net of discounts	—	—	13,372,796	13,372,796
Warrant liabilities	—	—	2,031,881	2,031,881

Total financial liabilities	$—	$—	$15,404,677	$15,404,677

Level 3 Reconciliation

The following table presents a roll forward for liabilities measured at fair value using significant unobservable inputs (Level 3) for 2015:

Warrant liabilities
Balance at December 31, 2014	$1,684,551
Add change in fair value of warrants	347,330

Balance at March 31, 2015	$2,031,881

Loan payable net of discounts
Balance at December 31, 2014	$15,020,417
Add amortization of discount	34,043
Less repayments of principal	(1,681,664)

Balance at March 31, 2015	$13,372,796

Current portion	4,097,837
Non-current portion	9,274,959

Balance at March 31, 2015	$13,372,796

Note 4. Intangible Assets

The components of our intangible assets at March 31, 2015 are summarized below:

Intangible Asset Class	Cost	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Patents	$1,243,612	$(907,585)	$336,027	17 years

Amortization expense was approximately $21,000 in the first quarter of 2015 and expected amortization expense for the year ended December 31, 2015 is approximately $83,000

The expected future annual amortization expense for each of the next five years based on current balances of our intangible assets is approximately as follows:

For the year ending December 31:
2016	$75,496
2017	$54,923
2018	$27,978
2019	$27,978
2020	$26,594

Note 5. Stock-Based Compensation

We currently grant stock-based compensation under two equity incentive plans (2006 and 2013 Equity Incentive Plans) approved by the Company’s stockholders and one plan adopted in 2012 pursuant to NASDAQ Listing Rule 5635(c)(4) concerning inducement grants for new employees (our “2012 Commencement Incentive Plan”). As of March 31, 2015, we had 7,856,374 shares available to grant under the above mentioned plans. At our annual stockholders meeting held on June 12, 2007, our stockholders approved an amendment to our 2006 Equity Incentive Plan to provide for an annual increase in the number of shares of common stock available for issuance under the plan each January 1 (beginning January 1, 2008) equal to 4% of the outstanding common shares as of that date. The amendment further provided an aggregate limit of 3,000,000 shares issuable pursuant to incentive stock option awards under the plan. At our annual stockholders meeting held on December 20, 2013, our stockholders approved our 2013 Equity Incentive Plan to grant stock-based compensation of up to an initial 6,000,000 shares, plus an increase of 4% per year of the outstanding number of shares of our common stock beginning in January 1, 2015. Under the three stockholder-approved plans we may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, 401(k) Plan employer match in form of shares and performance-based shares to our employees, directors and consultants, at prices determined by our Board of Directors. Incentive stock options may only be granted to employees under these plans with a grant price not less than the fair market value on the date of grant. Under our 2012 Commencement Inducement Plan, we may only award options, restricted stock units and other equity awards to newly hired employees and newly engaged directors, in each case as allowed by NASDAQ listing requirements.

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

Our stock-based compensation expense for the three months ended March 31 was as follows:

	Three months ended March 31,
	2015	2014
Research and development expense	$583,669	$186,293
General and administrative expense	725,225	334,813

Total stock-based compensation	$1,308,894	$521,106

Effect on basic and diluted net loss per share	$(0.02)	$(0.01)

As of March 31, 2015, we had approximately $9,884,000 of total unrecognized compensation expense related to unvested awards of stock options and restricted stock units granted under our various equity incentive plans that we expect to recognize over a weighted-average vesting period of 2.4 years.

Stock Options

A summary of our stock option activity for the three months ended March 31, 2015 is as follows:

	Number of options	Weighted-average exercise price ($) per share
Outstanding options at December 31, 2014	302,729	18.18
Granted	—	—
Exercised	—	—
Cancelled	(26,500)	13.18

Outstanding options at March 31, 2015	276,229	18.66

All options outstanding as of March 31, 2015 are fully vested.

Restricted Stock Units

We have granted restricted stock units (RSUs) to certain employees and members of the Board of Directors which entitle the holders to receive shares of our common stock upon vesting of the RSUs. The fair value of restricted stock units granted is based upon the market price of the underlying common stock as if it were vested and issued on the date of grant.

A summary of changes in our restricted stock units for the three months ended March 31, 2015 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value ($)
Outstanding at December 31, 2014	3,374,940	1.55
Granted(1)	7,290,768	1.11
Vested and exercised	(634,090)	1.21
Cancelled	(47,100)	1.51

Outstanding at March 31, 2015	9,984,518	1.25

(1)	349,518 of these restricted stock units vest and convert into shares of our common stock after one year from the date of grant. 2,586,750 of these restricted stock units will vest and convert into shares of our common stock over a three year period from the date of grant; one-third of the award will vest on each grant date anniversary following the grant. 4,354,500 of these restricted stock units are performance based and vest on achievement of predefined milestones.

Stock Appreciation Rights

In July 2006, we granted cash-settled Stock Appreciation Rights (SARs) to certain employees that give the holder the right, upon exercise, to the difference between the price per share of our common stock at the time of exercise and the exercise price of the SARs.

The SARs have a maximum term of ten years with an exercise price of $20.00, which is equal to the market price of our common stock at the date of grant. The SARs vest 25% on the first anniversary of the grant date and 75% vest monthly over the remaining three-year service period. At March 31, 2015 and 2014, there were 110,593 SARs outstanding. All of the outstanding SARs as of March 31, 2015 are fully vested. There were no SARs granted, exercised or forfeited during the three months ended March 31, 2015. Compensation expense is based on the fair value of SARs which is calculated using the Black-Scholes option pricing model.

The stock-based compensation expense and liability are re-measured at each reporting date through the earlier of date of settlement or forfeiture of the SARs. For the three months ended March 31, 2015 and 2014, the re-measured liability and expense for the respective periods related to the SARs were not significant.

The compensation expense related to the SARs recognized for the three months ended March 31, 2015 may not be representative of compensation expense for future periods and its resulting effect on net loss and net loss per share attributable to common stockholders, due to changes in the fair value calculation which is dependent on the stock price, volatility, interest and forfeiture rates, additional grants and subsequent periods of vesting. We will continue to recognize compensation cost each period, which will be the change in fair value from the previous period through the earlier date of settlement or forfeiture of the SARs.

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

Loan Agreement with California Institute for Regenerative Medicine

In April 2013, we entered into an agreement with the California Institute of Regenerative Medicine (CIRM) under which CIRM would have provided up to approximately $19.3 million as a forgivable loan, in accordance with mutually agreed upon terms and conditions and CIRM regulations. The CIRM loan helped fund preclinical development of our HuCNS-SC cells for Alzheimer’s disease. Between July 2013 and August 2014, we received in aggregate, approximately $9.6 million as disbursements of the loan provided under the CIRM Loan Agreement. However, in December 2014, as findings under this pre-clinical study in Alzheimer’s disease did not meet certain pre-determined criteria for continued funding of this program by CIRM, the parties terminated the loan agreement and we wound down this pre-clinical study which had been funded in part by the CIRM loan agreement. In February 2015, we repaid CIRM approximately $679,000 of the aggregate loan proceeds received. Under the terms of the CIRM loan agreement, principal amount of approximately $8,917,000 and accrued interest of approximately $243,000 were forgiven. However, authoritative accounting guidance requires certain conditions (which includes a legal release from the creditor) to be met before a liability can be extinguished and derecognized.

The following table is a summary of the changes in the carrying value of our loans payable for the three months ended March 31, 2015:

	Silicon Valley Bank Loan	CIRM Loan	Total
Carrying value of loan payable at 12/31/2014 (current and non-current)	$5,424,610	$9,595,807	$15,020,417
Repayment of principal	(1,002,498)	(679,166)	(1,681,664)
Accretion of discount	34,043	—	34,043

Carrying value of loan payable at 3/31/2015 (current and non-current)	$4,456,155	$8,916,641	$13,372,796

Carrying value of loan payable, current portion	$4,097,837	$—	$4,097,837
Carrying value of loan payable, non-current portion	358,318	8,916,641	9,274,959

Total loan payable at 03/31/2015	$4,456,155	$8,916,641	$13,372,796

Note 7. Commitments and Contingencies

Bonds Payable

We entered into direct financing transactions with the State of Rhode Island and received proceeds from the issuance of industrial revenue bonds totaling $5,000,000 to finance the construction of a 21,000 square-foot pilot manufacturing facility and a 3,000 square-foot cell processing facility in Lincoln, Rhode Island. The related lease agreements are structured such that lease payments fully fund all semiannual interest payments and annual principal payments through maturity in August 2014. In August 2014, we made the final principal and interest payment thereby extinguishing the debt, In March 2015, we sold the vacant 21,000 square-foot pilot manufacturing facility and the vacant 3,000 square-foot cell processing facility in Lincoln, Rhode Island to an unrelated third party net of expenses for approximately $149,000.

Operating leases

We lease various real properties under operating leases that generally require us to pay taxes, insurance, maintenance, and minimum lease payments. Some of our leases have options to renew.

Operating Leases — California

In December 2010, we entered into a commercial lease agreement with BMR-Gateway Boulevard LLC (BMR), as landlord, for office and research space at BMR’s Pacific Research Center in Newark, California. The initial term of the lease is approximately eleven and one-half years and includes escalating rent payments which we recognize as lease operating expense on a straight-line basis. We will pay approximately $17,869,000 in aggregate as rent over the term of the lease to BMR. Deferred rent for this facility was approximately $1,419,000 as of March 31, 2015, and approximately $1,429,000 as of December 31, 2014.

In March 2013, we entered into a commercial lease agreement with Prologis, L.P. (Prologis), as landlord, for office and research space in Sunnyvale, California. The facility is for operations that support our clinical development activities. The initial term of the lease is ten years and includes escalating rent payments which we recognize as lease operating expense on a straight-line basis. We will pay approximately $3,497,000 in aggregate rent over the term of the lease. As part of the lease, Prologis has agreed to provide us financial allowances to build initial tenant improvements, subject to customary terms and conditions relating to landlord-funded tenant improvements. The tenant improvements are recorded as leasehold improvement assets and amortized over the term of the lease. The financial allowances are treated as a lease incentive and recorded as deferred rent which is amortized as reductions to lease expense over the lease term. Deferred rent for this facility was approximately $391,000 as of March 31, 2015 and December 31, 2014.

Operating Leases — United Kingdom

In January 2011, we amended the existing lease agreements of our wholly-owned subsidiary, Stem Cell Sciences (U.K.) Ltd, effectively reducing our leased office and lab space. The lease by its terms was extended to September 30, 2013. In October 2013, we signed a new three-year lease agreement for the leased space and expect to pay rent of approximately GBP 53,000 per annum. StemCells, Inc. is the guarantor of Stem Cell Sciences (U.K.) Ltd.’s obligations under the existing lease. The lease includes an option for early termination of the lease agreement, which we exercised in February 2015. In December 2014, we sold our SC Proven reagent and cell culture business and as part of the wind-down of our business operations in UK, sublet our leased space from January 2014 to our opted early termination date of October 2014.

With the exception of the operating leases discussed above, we have not entered into any significant off balance sheet financial arrangements and have not established any special purpose entities. We have not guaranteed any debts or commitments of other entities or entered into any options on non-financial assets.

Contingencies

In July 2006, we filed suit against Neuralstem, Inc. in the Federal District Court for the District of Maryland, alleging that Neuralstem’s activities violate claims in four of the patents we exclusively licensed at the time from NeuroSpheres, specifically U.S. Patent No. 6,294,346 (claiming the use of human neural stem cells for drug screening), U.S. Patent No. 7,101,709 (claiming the use of human neural stem cells for screening biological agents), U.S. Patent No. 5,851,832 (claiming methods for proliferating human neural stem cells), and U.S. Patent No. 6,497,872 (claiming methods for transplanting human neural stem cells). In May 2008, we filed a second patent infringement suit against Neuralstem and its two founders, Karl Johe and Richard Garr. In this suit, which we filed in the Federal District Court for the Northern District of California, we allege that Neuralstem’s activities infringe claims in two patents we exclusively licensed at the time from NeuroSpheres, specifically U.S. Patent No. 7,361,505 (claiming composition of matter of human neural stem cells derived from any source material) and U.S. Patent No. 7,115,418 (claiming methods for proliferating human neural stem cells). In addition, we allege various state law causes of action against Neuralstem arising out of its repeated derogatory statements to the public about our patent portfolio. Also in May 2008, Neuralstem filed suit against us and NeuroSpheres in the Federal District Court for the District of Maryland seeking a declaratory judgment that the ‘505 and ‘418 patents are either invalid or are not infringed by Neuralstem and that Neuralstem has not violated California state law. In August 2008, the California court transferred our lawsuit against Neuralstem to Maryland for resolution on the merits. In July 2009, the Maryland District Court granted our motion to consolidate these two cases with the litigation we initiated against Neuralstem in 2006. Fact discovery has concluded in the cases and, in December 2014, the Maryland federal court began the first phase of trial in order to address the sole question of whether we have legal standing to pursue our patent infringement claims against Neuralstem. We expect a ruling on the question of standing in the first half of 2015 and, if we are found to have standing to proceed, for the remainder of the trial to conclude in 2015.

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

In November 2009, we sold 1,000,000 units to institutional investors at a price of $12.50 per unit, for gross proceeds of $12,500,000. The units, each of which consisted of one share of common stock and a warrant to purchase 0.40 shares of common stock at an exercise price of $15.00 per share, were offered as a registered direct offering under a shelf registration statement previously filed with, and declared effective by, the SEC. We received total proceeds, net of offering expenses and placement agency fees, of approximately $11,985,000. We recorded the fair value of the warrants to purchase 400,000 shares of our common stock as a liability. The fair value of the warrant liability is revalued at the end of each reporting period, with the change in fair value of the warrant liability recorded as a gain or loss in our condensed consolidated statements of operations. The fair value of the warrants will continue to be classified as a liability until such time as the warrants are exercised, expire or an amendment of the warrant agreement renders these warrants to be no longer classified as a liability. The fair value of these warrants at March 31, 2015 was not significant.

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

The assumptions used for the Monte Carlo simulation model to value the outstanding Series A Warrants at March 31, 2015 are as follows:

Risk-free interest rate per year	0.45%
Expected volatility per year	57.8%
Expected dividend yield	0%
Expected life (years)	1.7

The use of the Monte Carlo simulation model requires the input of additional subjective assumptions including the progress of our R&D programs and its affect on potential future financings.

The following table is a summary of the changes in fair value of warrant liability for the Series A Warrants in 2015:

	Series A
	Number of Warrants	Fair value $
Balance at December 31, 2014	6,936,880	$1,684,551
Changes in fair value	—	347,330

Balance at March 31, 2015	6,936,880	$2,031,881

The following table is a summary of our warrant liability as of March 31, 2015:

Warrants	Number Outstanding	Exercise Price ($) per share	Fair value
Warrants issued in 2009	400,000	15.00	$—
Series A Warrants	6,936,880	1.40	2,031,881

Total	7,336,880		$2,031,881

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

Note 9. Subsequent Events

In April 2015, we raised gross proceeds of approximately $25 million through a public offering of 35,715,000 Units. Each Unit consists of one share of our common stock and a warrant to purchase three-quarters of a share of our common stock. The warrants have an exercise price of $0.85 per share, are exercisable immediately, and will expire five years from the date of issuance. We also granted the underwriters a thirty day option to purchase up to an additional 5,357,250 shares of common stock and/or warrants to purchase up to an additional 4,017,938 shares of common stock to cover over-allotments, if any. The underwriters exercised the over-allotment option for the warrants and so, in April 2015, we issued warrants to purchase up to an additional 4,017,938 shares of common stock. The shares were offered under our effective shelf registration statement previously filed with the SEC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act that involve substantial risks and uncertainties. Such statements include, without limitation, all statements as to expectation or belief and statements as to our future results of operations; the progress of our research, product development and clinical programs; the need for, and timing of, additional capital and capital expenditures; partnering prospects; costs of manufacture of products; the protection of, and the need for, additional intellectual property rights; effects of regulations; the need for additional facilities; and potential market opportunities. Our actual results may vary materially from those contained in such forward-looking statements because of risks to which we are subject, including the fact that additional trials will be required to confirm the safety and demonstrate the efficacy of our HuCNS-SC cells for the treatment of any disease or disorder; uncertainty as to whether the U.S. Food and Drug Administration (FDA) or other regulatory authorities will permit us to proceed with clinical testing of proposed products despite the novel and unproven nature of our technologies; the risk that our clinical trials or studies could be substantially delayed beyond their expected dates or cause us to incur substantial unanticipated costs; uncertainties in our ability to obtain the capital resources needed to continue our current research and development operations and to conduct the research, preclinical development and clinical trials necessary for regulatory approvals; the uncertainty regarding our ability to obtain a corporate partner or partners, if needed, to support the development and commercialization of our potential cell-based therapeutics product; the uncertainty regarding the outcome of our clinical trials or studies we may conduct in the future; the uncertainty regarding the validity and enforceability of our issued patents; the risk that we may not be able to manufacture additional master and working cell banks when needed; the uncertainty whether any products that may be generated in our cell-based therapeutics programs will prove clinically safe and effective; the uncertainty whether we will achieve significant revenue from product sales or become profitable; obsolescence of our technologies; competition from third parties; intellectual property rights of third parties; litigation risks; and other risks to which we are subject. All forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth in “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2014.

Overview

The Company

We are engaged in researching, developing, and commercializing cell-based therapeutics. Our research and development (R&D) programs are primarily focused on identifying and developing potential cell-based therapeutics which can either restore or support organ function. In particular, since we relocated our operations to California in 1999, our R&D efforts have been directed at refining our methods for identifying, isolating, culturing, and purifying the human neural stem cell and developing this cell as potential cell-based therapeutics for the central nervous system (CNS). Our HuCNS-SC ® cells (purified human neural stem cells) are currently in clinical development for two indications — chronic spinal cord injury and dry age-related macular degeneration (AMD).

We completed our Phase I/II clinical trial for the treatment of chronic spinal cord injury, which represents the first time that neural stem cells have been transplanted as a potential therapeutic agent for spinal cord injury. To accelerate patient enrollment, we expanded this trial from a single-site, single-country study to a multi-site, multi-country program. Under this trial, a total of twelve patients were enrolled and transplanted with our HuCNS-SC cells and we have reported interim results on all 12 subjects. Post-transplant gains in sensory function below the level of injury were demonstrated in half of the subjects. Two subjects converted from a complete injury (AIS A) to an incomplete injury (AIS B). The interim results also continue to confirm the favorable safety profile of the cells and the surgical procedure. In October 2014, we initiated a Phase II proof of concept clinical trial to further investigate our HuCNS-SC cells as a treatment for spinal cord injury. The phase II study, is the first clinical trial designed to evaluate both the safety and efficacy of transplanting human neural stem cells into patients with cervical spinal cord injury. Traumatic injuries to the cervical (neck) region of the spinal cord, also known as tetraplegia or quadriplegia, impair sensation and motor function of the hands, arms, legs, and trunk. The trial will be conducted as a randomized, controlled, single-blind study and efficacy will be primarily measured by assessing motor function according to the International Standards for Neurological Classification of Spinal Cord Injury. The primary efficacy outcome will focus on change in upper extremity strength as measured in the hands, arms, and shoulders. The trial will follow the participants for one year and will enroll up to 52 subjects. We transplanted our first subject in this Phase II trial in December 2014 and completed transplanting the six patients comprising the first cohort of this trial in April 2015.

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

In October 2012, we published in Science Translational Medicine, a peer-reviewed journal, the data from our four-patient Phase I clinical trial in Pelizeaus Merzbacher disease (PMD), which is a myelination disorder in the brain. The data showed preliminary evidence of durable and progressive donor-derived myelination in all four patients. In addition, there were measurable gains in neurological function in three of the four patients, with the fourth patient clinically stable.

In April 2013, we entered into an agreement with the California Institute for Regenerative Medicine (CIRM) under which CIRM would have provided up to approximately $19.3 million as a forgivable loan, in accordance with mutually agreed upon terms and conditions and CIRM regulations. The CIRM loan helped fund preclinical development of our HuCNS-SC cells for Alzheimer’s disease. Between July 2013 and August 2014, we received in aggregate, approximately $9.6 million as disbursements of the loan provided under the CIRM Loan Agreement. However, in December 2014, as findings under this preclinical study in Alzheimer’s disease did not meet certain pre-determined criteria for continued funding of this program by CIRM, the parties terminated the loan agreement and we wound down this preclinical study which had been funded in part by the CIRM loan agreement. In February 2015, we repaid CIRM approximately $679,000 of the aggregate loan proceeds received. Under the terms of the CIRM loan agreement, principal amount of approximately $8,917,000 and accrued interest of approximately $243,000 were forgiven. However, authoritative accounting guidance requires certain conditions (which includes a legal release from the creditor) to be met before a liability can be extinguished and derecognized.

As part of our strategy to focus on our clinical operations, in the fourth quarter of 2014 we sold our SC Proven reagent and cell culture business and wound-down our business operations at our Stem Cell Sciences (UK) Ltd Subsidiary in Cambridge, UK (SCS). The results of operations from these operations have been classified as discontinued operations for all periods presented.

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

Recent Significant Events

In March 2015, Ian Massey, D. Phil., has joined our executive team as President and Chief Operating Officer. In this new role, Dr. Massey has direct responsibility for all aspects of the Company’s research and development, manufacturing, regulatory affairs, and quality assurance activities. He reports to Martin McGlynn, the Company’s Chief Executive Officer.

In April 2015, we completed transplanting the six patients comprising the first cohort of our Phase II Pathway Study. The first cohort is an open-label dose escalation arm to determine the cell dose to be used for the second cohort of the study. The second cohort of the study is a single-blind arm in 40 patients that will assess efficacy of our proprietary HuCNS-SC platform technology for the treatment of cervical spinal cord injury.

In April 2015, we raised gross proceeds of approximately $25 million through a public offering of 35,715,000 Units. Each Unit consists of one share of our common stock and a warrant to purchase three-quarters of a share of our common stock. The warrants have an exercise price of $0.85 per share, are exercisable immediately, and will expire five years from the date of issuance. We also granted the underwriters a thirty day option to purchase up to an additional 5,357,250 shares of common stock and/or warrants to purchase up to an additional 4,017,938 shares of common stock to cover over-allotments, if any. The underwriters exercised the over-allotment option for the warrants and so, in April 2015, we issued warrants to purchase up to an additional 4,017,938 shares of common stock. The shares were offered under our effective shelf registration statement previously filed with the SEC.

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

We review our valuation assumptions at each grant date and, as a result, our assumptions in future periods may change. As of March 31, 2015, we expect to recognize approximately $9,884,000 of compensation expense related to unvested stock-based awards over a weighted-average period of 2.4 years. See also Note 5, “Stock-Based Compensation,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

Warrant Liability

We account for our warrants in accordance with U.S. GAAP which defines how freestanding contracts that are indexed to and potentially settled in a company’s own stock should be measured and classified. Authoritative accounting guidance prescribes that only warrants issued by us under contracts that cannot be net-cash settled, and are both indexed to and settled in our common stock, can be classified as equity. As part of our November 2009 financings, we issued warrants with five year terms to purchase 400,000 shares of our common stock at $15.00 per share, respectively. As part of our December 2011 financing, we issued Series A Warrants with a five year term to purchase 8,000,000 shares at $1.40 per share and Series B Warrants with a ninety trading day term to purchase 8,000,000 units at $1.25 per unit. Each unit underlying the Series B Warrants consisted of one share of our common stock and one Series A Warrant. In the first and second quarter of 2012, an aggregate of 2,700,000 Series B Warrants were exercised. For the exercise of these warrants, we issued 2,700,000 shares of our common stock and 2,700,000 Series A Warrants. The remaining 5,300,000 Series B Warrants expired unexercised by their terms on May 2, 2012. As terms of the warrants issued in 2009, as well as the Series A and Series B Warrants, do not meet the specific conditions for equity classification, we are required to classify the fair value of these warrants as a liability, with subsequent changes in fair value to be recorded as income (loss) due to change in fair value of warrant liability. The fair value of the warrants issued in the 2009 financing is determined using the Black-Scholes-Merton (Black-Scholes) option pricing model and the fair value of the Series A and Series B Warrants is determined using a Monte Carlo simulation model (see Note 8, “Warrant Liability”). The fair value is affected by changes in inputs to these models including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. The use of a Monte Carlo simulation model requires input of additional assumptions including the progress of our R&D programs and its affect on potential future financings. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability. The estimated fair value of our warrant liability at March 31, 2015, was approximately $2,032,000.

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

Revenue

Revenue for the three-month period ended March 31, 2015, as compared with the same period in 2014, is summarized in the table below:

	Three months ended, March 31		Change in 2015 versus 2014
	2015	2014	$	%
Revenue:
Licensing agreements	$20,997	$23,584	$(2,587)	(11)%

First quarter ended March 31, 2015 versus First quarter ended March 31, 2014. Total revenue in the first quarter of 2015 was approximately $21,000 compared to approximately $24,000 for the first quarter of 2014. Revenue for both years were from licensing agreements.

Operating Expenses

Operating expenses for the three-month period ended March 31, 2015, as compared with the same period in 2014, is summarized in the table below:

	Three months ended, March 31		Change in 2015 versus 2014
	2015	2014	$	%
Operating expenses:
Research & development	$6,292,191	$4,629,673	$1,662,518	36%
General & administrative	2,689,196	2,236,014	453,182	20%

Total operating expenses	$8,981,387	$6,865,687	$2,115,700	31%

Research and Development Expenses

Our R&D expenses consist primarily of salaries and related personnel expenses, costs associated with clinical trials and regulatory submissions, costs associated with preclinical activities such as toxicology studies, costs associated with cell processing and process development, certain patent-related costs such as licensing, facilities related costs such as allocated rent and operating expenses, depreciation, lab equipment and supplies. Clinical trial expenses include payments to vendors such as clinical research organizations, contract manufacturers, clinical trial sites, laboratories for testing clinical samples and consultants. Cumulative R&D costs incurred since we refocused our activities on developing cell-based therapeutics (fiscal years 2000 through the three months ended March 31, 2015) were approximately $216 million. Over this period, the majority of these cumulative costs were related to: (i) characterization of our proprietary HuCNS-SC cells, (ii) expenditures for toxicology and other preclinical studies, preparation and submission of applications to regulatory agencies to conduct clinical trials and obtaining regulatory clearance to initiate such trials, all with respect to our proprietary HuCNS-SC cells, (iii) preclinical studies and development of our human liver engrafting cells, (iv) costs associated with cell processing and process development, and (v) costs associated with our clinical studies.

We use and manage our R&D resources, including our employees and facilities, across various projects rather than on a project-by-project basis for the following reasons. The allocations of time and resources change as the needs and priorities of individual projects and programs change, and many of our researchers are assigned to more than one project at any given time. Furthermore, we are exploring multiple possible uses for each of our proprietary HuCNS-SC cells, so much of our R&D effort is complementary to and supportive of each of these projects. Lastly, much of our R&D effort is focused on manufacturing processes, which can result in process improvements useful across cell types. We also use external service providers to assist in the conduct of our clinical trials, to manufacture certain of our product candidates and to provide various other R&D related products and services. Many of these costs and expenses are complementary to and supportive of each of our programs. Because we do not have a development collaborator for any of our product programs, we are currently responsible for all costs incurred with respect to our product candidates.

First quarter ended March 31, 2015 versus first quarter ended March 31, 2014. R&D expenses totaled approximately $6,292,000 in the first quarter of 2015 compared with $4,630,000 in the first quarter of 2014. The increase of approximately $1,663,000, or 36%, in 2015 compared to 2014, was primarily attributable to (i) an increase in personnel costs of approximately $943,000 due to the addition of key personnel to strengthen our product development and clinical operations capabilities and an increase in stock based compensation, (ii) an increase of approximately $247,000 in expenses related to our clinical studies; primarily attributable to expenses incurred to initiate and commence enrollment of a controlled Phase II efficacy study to further investigate our HuCNS-SC cells as a treatment for spinal cord injury, (iii) an increase of approximately $134,000 in external service expenses related to preclinical studies of our proprietary HuCNS-SC cells, and (iv) an increase in other expenses of approximately $339,000 primarily related to manufacturing, quality control and process development activities to support our preclinical and clinical studies.

General and Administrative Expenses

General and administrative (G&A) expenses are primarily comprised of salaries, benefits and other staff related costs associated with sales and marketing, finance, legal, human resources, information technology, and other administrative personnel, allocated facilities and overhead costs, external legal and other external general and administrative services.

First quarter ended March 31, 2015 versus first quarter ended March 31, 2014. G&A expenses totaled approximately $2,689,000 in the first quarter of 2015 compared with approximately $2,236,000 in the same period of 2014. The increase of approximately $453,000, or 20%, in 2015 compared to 2014, was primarily attributable to an increase of approximately $470,000 in payroll expenses primarily attributable to an increase in stock-based compensation awards, offset by a decrease in other expenses of approximately $17,000.

Other Income (Expense)

Other expense totaled approximately $390,000 in the first quarter of 2015 compared with other expense of approximately $720,000 in the same period of 2014.

	Three months ended March 31,		Change in 2015 versus 2014
	2015	2014	$	%
Other income (expense):
Change in fair value of warrant liability	$(347,330)	$(326,624)	$(20,706)	6%
Interest income	1,394	2,185	(791)	(36)%
Interest expense	(185,356)	(380,488)	195,132	(51)%
Other income (expense), net	140,981	(15,498)	156,479	*

Total other expense, net	$(390,311)	$(720,425)	$330,114	(46)%

*	Calculation not meaningful

Change in Fair Value of Warrant Liability

We record changes in fair value of warrant liability as income or loss in our Consolidated Statements of Operations. We have warrants outstanding which were issued as part of several transactions since 2009 and have classified the fair value of certain warrants that did not meet the specific conditions for equity classification, as a liability. The fair value of the outstanding warrants is determined using various option pricing models, such as the Black-Scholes-Merton (Black-Scholes) option pricing model and a Monte Carlo simulation model, and is affected by changes in inputs to the various models, including our stock price, expected stock price volatility, the contractual term and the risk-free interest rate. The use of a Monte Carlo simulation model requires input of additional subjective assumptions including the progress of our R&D programs and its affect on potential future financings. The fair value of the warrant liability is revalued at the end of each reporting period. See Note 8 “Warrant Liability” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

Interest Income

Interest income in three-month period ended March 31, 2015 and 2014 were not significant and is from the investment of our cash balances in money market accounts and short-term money market instruments that are highly liquid and that preserves capital.

Interest Expense

Interest expense was approximately $185,000 in the first quarter of 2015 compared with approximately $380,000 for the first quarter of 2014. Interest expense in the first quarter of 2015 is primarily attributable to interest due under a Loan Agreement with SVB. Interest expense for the similar period in 2014 is primarily attributable to interest due under the Loan Agreement with SVB and interest accrued under the Loan Agreement with CIRM. See Note 6 “Loan Payable,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

Other income (expense), net

Other income of approximately $141,000 in the first quarter of 2015 was primarily attributable to the gain on sale of our Rhode Island property (see Note 7, “Commitments and Contingencies” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information) offset by state franchise taxes paid. Other expense of approximately $16,000 for the first quarter of 2014, is primarily related to state franchise taxes.

Discontinued Operations

In the fourth quarter of 2014, as part of our strategy to focus on our clinical operations, we sold our SC Proven reagent and cell culture business and wound-down our business operations at our SCS Subsidiary in Cambridge, UK. The results of operations for this component have been classified as discontinued operations for all periods in our Consolidated Statement of Operations.

	Three months ended, March 31
	2015	2014
Revenue from product sales	$—	$315,896
Cost of product sales	—	87,276

Gross profit	—	228,620
Operating and other expenses	—	286,348

Net loss from discontinued operations	$—	$(57,728)

Liquidity and Capital Resources

Since our inception, we have financed our operations through the sale of common and preferred stock, the issuance of long-term debt and capitalized lease obligations, credit facilities, revenue from collaborative agreements, research grants, license fees, and interest income.

	March 31, 2015	December 31, 2014	Change
			$	%
Cash and cash equivalents	$14,145,901	$24,987,603	$(10,841,702)	(43)%

In summary, our cash flows were:

	Three months ended March 31,		Change in 2015 versus 2014
	2015	2014	$	%
Net cash used in operating activities	$(8,907,215)	$(6,507,546)	$(2,399,669)	37%
Net cash used in investing activities	$(73,069)	$(230,689)	$157,620	(68)%
Net cash provided by (used in) financing activities	$(1,829,920)	$2,615,527	$(4,445,447)	(170)%

Net Cash Used in Operating Activities

Net cash used in operating activities in the three-month period ended March 31, 2015 increased by approximately $2,400,000, or 37%, when compared to the same period of 2014. Cash used in operating activities is primarily driven by our net loss as adjusted for non-cash charges and differences in the timing of operating cash flows.

Net Cash Used in Investing Activities

Net cash used in investing activities of approximately $73,000 in the first quarter of 2015 was primarily related to the purchase of lab equipment for approximately $222,000, offset by receipts of approximately $149,000 from the sale of our property in Rhode Island (See Note 7, “Commitments and Contingencies” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information). In comparison, we used approximately $231,000 for the purchase of lab equipment in the first quarter of 2014.

Net Cash Provided by (Used in) Financing Activities

Net cash of approximately $1,830,000 used in financing activities in the three-month period ended March 31, 2015 was primarily attributable to the repayment of loan, lease and other obligations. In comparison, net cash of approximately $ 2,616,000 provided by financing activities in the first quarter of 2014 was primarily attributable to the receipt of approximately $3,820,000 as a part of a loan provided under the CIRM Loan Agreement (see Note 6, “Loan Payable” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information) offset by repayment of loan, lease and other obligations.

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

We intend to pursue opportunities to obtain additional financing in the future through equity and debt financings, grants and collaborative research arrangements. In December 2013, we filed with the SEC, and the SEC declared effective, a universal shelf registration statement which permits us to issue up to $100 million worth of registered debt and equity securities. Under this effective shelf registration, we have the flexibility to issue registered securities, from time to time, in one or more separate offerings or other transactions with the size, price and terms to be determined at the time of issuance. Registered securities issued using this shelf may be used to raise additional capital to fund our working capital and other corporate needs, for future acquisitions of assets, programs or businesses, and for other corporate purposes. As of April 30, 2015, we had approximately $8 million under this universal shelf registration statement available for issuing debt or equity securities.

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

Operating Leases — California

In December 2010, we entered into a commercial lease agreement with BMR-Gateway Boulevard LLC (BMR), as landlord, for office and research space at BMR’s Pacific Research Center in Newark, California. The initial term of the lease is approximately eleven and one-half years and includes escalating rent payments which we recognize as lease operating expense on a straight-line basis. We will pay approximately $17,869,000 in aggregate as rent over the term of the lease to BMR. Deferred rent for this facility was approximately $1,419,000 as of March 31, 2015, and approximately $1,429,000 as of December 31, 2014.

In March 2013, we entered into a commercial lease agreement with Prologis, L.P. (Prologis), as landlord, for office and research space in Sunnyvale, California. The facility is for operations that support our clinical development activities. The initial term of the lease is ten years and includes escalating rent payments which we recognize as lease operating expense on a straight-line basis. We will pay approximately $3,497,000 in aggregate rent over the term of the lease. As part of the lease, Prologis has agreed to provide us financial allowances to build initial tenant improvements, subject to customary terms and conditions relating to landlord-funded tenant improvements. The tenant improvements are recorded as leasehold improvement assets and amortized over the term of the lease. The financial allowances are treated as a lease incentive and recorded as deferred rent which is amortized as reductions to lease expense over the lease term. Deferred rent for this facility was approximately$391,000 as of March 31, 2015 and December 31, 2014.

Operating Leases — United Kingdom

In January 2011, we amended the existing lease agreements of our wholly-owned subsidiary, Stem Cell Sciences (U.K.) Ltd, effectively reducing our leased office and lab space. The lease by its terms was extended to September 30, 2013. In October 2013, we signed a new three-year lease agreement for the leased space and expect to pay rent of approximately GBP 53,000 per annum. StemCells, Inc. is the guarantor of Stem Cell Sciences (U.K.) Ltd.’s obligations under the existing lease. The lease includes an option for early termination of the lease agreement, which we exercised in February 2015. In December 2014, we sold our SC Proven reagent and cell culture business and as part of the wind-down of our business operations in UK, sublet our leased space from January 2014 to our opted early termination date of October 2014.

With the exception of the operating leases discussed above, we have not entered into any significant off balance sheet financial arrangements and have not established any special purpose entities. We have not guaranteed any debts or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations

In the table below, we set forth our legally binding and enforceable contractual cash obligations at March 31, 2015:

	Total Obligations at March 31, 2015	Payable in (April to December) 2015	Payable in 2016	Payable in 2017	Payable in 2018	Payable in 2019	Payable in 2020 and Beyond
Operating lease payments(1)	$15,730,078	$1,488,743	$1,968,459	$2,014,706	$2,061,260	$2,108,130	$6,088,780
Capital lease payment (equipment)	24,974	15,520	9,454	—	—	—	—
Loan Payable (principal & interest)(2)	4,682,204	3,241,526	1,440,678	—	—	—	—
Total contractual cash obligations	$20,437,256	$4,745,789	$3,418,591	$2,014,706	$2,061,260	$2,108,130	$6,088,780

(1)	See Note 7, “Commitments and Contingencies” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.
(2)	See Note 6, “Loan Payable” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

We periodically enter into licensing agreements with third parties to obtain exclusive or non-exclusive licenses for certain technologies. The terms of certain of these agreements require us to pay future milestone payments based upon achievement of certain developmental, regulatory or commercial milestones. We do not anticipate making any milestone payments under any of our licensing agreements for 2015. Milestone payments beyond fiscal year 2015 cannot be predicted or estimated, due to the uncertainty of achieving the required developmental, regulatory or commercial milestones.

We do not have any material unconditional purchase obligations or commercial commitments related to capital expenditures, clinical development, clinical manufacturing, or other external services contracts at March 31, 2015.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks at March 31, 2015 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2014 on file with the U.S. Securities and Exchange Commission.

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

In July 2006, we filed suit against Neuralstem, Inc. in the Federal District Court for the District of Maryland, alleging that Neuralstem’s activities violate claims in four of the patents we exclusively licensed at the time from NeuroSpheres, specifically U.S. Patent No. 6,294,346 (claiming the use of human neural stem cells for drug screening), U.S. Patent No. 7,101,709 (claiming the use of human neural stem cells for screening biological agents), U.S. Patent No. 5,851,832 (claiming methods for proliferating human neural stem cells), and U.S. Patent No. 6,497,872 (claiming methods for transplanting human neural stem cells). In May 2008, we filed a second patent infringement suit against Neuralstem and its two founders, Karl Johe and Richard Garr. In this suit, which we filed in the Federal District Court for the Northern District of California, we allege that Neuralstem’s activities infringe claims in two patents we exclusively licensed at the time from NeuroSpheres, specifically U.S. Patent No. 7,361,505 (claiming composition of matter of human neural stem cells derived from any source material) and U.S. Patent No. 7,115,418 (claiming methods for proliferating human neural stem cells). In addition, we allege various state law causes of action against Neuralstem arising out of its repeated derogatory statements to the public about our patent portfolio. Also in May 2008, Neuralstem filed suit against us and NeuroSpheres in the Federal District Court for the District of Maryland seeking a declaratory judgment that the ‘505 and ‘418 patents are either invalid or are not infringed by Neuralstem and that Neuralstem has not violated California state law. In August 2008, the California court transferred our lawsuit against Neuralstem to Maryland for resolution on the merits. In July 2009, the Maryland District Court granted our motion to consolidate these two cases with the litigation we initiated against Neuralstem in 2006. Fact discovery has concluded in the cases and in December 2014, the Maryland federal court began the first phase of trial in order to address the sole question of whether we have legal standing to pursue our patent infringement claims against Neuralstem. We expect a ruling on the question of standing in the first half of 2015 and, if we are found to have standing to proceed, for the remainder of the trial to conclude in 2015.

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

There have been no material change from the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 31.1 —	Certification of Martin McGlynn under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 —	Certification of Gregory Schiffman under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 —	Certification of Martin McGlynn Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 —	Certification of Gregory Schiffman Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.1 —	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEMCELLS, INC. (name of Registrant)

May 5, 2015	/s/ Gregory Schiffman
Gregory Schiffman
Chief Financial Officer

Exhibit Index

Exhibit 31.1 —	Certification of Martin McGlynn under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 —	Certification of Gregory Schiffman under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 —	Certification of Martin McGlynn Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 —	Certification of Gregory Schiffman Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.1 —	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.