Form 10-Q
period 2015-06-30
STEMCELLS INC
filed 2015-08-06
CIK 883975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2015

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

At July 31, 2015, there were 108,516,928 shares of Common Stock, $.01 par value, issued and outstanding.

STEMCELLS, INC.

NOTE REGARDING REFERENCES TO US AND OUR COMMON STOCK

Throughout this Form 10-Q, the words “we,” “us,” “our,” and “StemCells” refer to StemCells, Inc., including our directly and indirectly wholly-owned subsidiaries. “Common stock” refers to the common stock, $.01 par value, of StemCells, Inc.

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STEMCELLS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$29,929,140	$24,987,603
Trade receivables	2,743	159,466
Other receivables	185,738	256,166
Prepaid assets	874,303	1,017,726
Deferred financing costs, current	8,763	22,082
Other assets, current	25,166	64,928

Total current assets	31,025,853	26,507,971
Property, plant and equipment, net	5,266,367	5,186,958
Other intangible assets, net	315,166	356,889
Deferred financing costs, non-current	—	1,224
Other assets, non-current	373,717	373,717

Total assets	$36,981,103	$32,426,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,376,605	$1,818,831
Accrued expenses and other current liabilities	4,622,722	4,869,710
Loan payable net of discount, current	3,466,377	4,686,388
Deferred revenue, current	16,826	16,826
Capital lease obligation, current	24,932	20,191
Deferred rent, current	111,656	85,925

Total current liabilities	9,619,118	11,497,871
Capital lease obligations, non-current	20,362	9,230
Loan payable net of discount, non-current	8,916,641	10,334,029
Fair value of warrant liability	1,043,514	1,684,551
Deferred rent, non-current	1,684,717	1,734,214
Deferred revenue, non-current	37,671	46,084
Other long-term liabilities	399,370	1,250,007

Total liabilities	21,721,393	26,555,986
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.01 par value; 225,000,000 shares authorized; issued and outstanding 108,133,332 at June 30, 2015 and 68,729,774 at December 31, 2014	1,081,333	687,298
Additional paid-in capital	452,212,600	425,389,693
Accumulated deficit	(438,084,023)	(420,271,608)
Accumulated other comprehensive income	49,800	65,390

Total stockholders’ equity	15,259,710	5,870,773

Total liabilities and stockholders’ equity	$36,981,103	$32,426,759

See Notes to Condensed Consolidated Financial Statements.

STEMCELLS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue:
Revenue from licensing agreements, grants and other	$30,131	$23,479	$51,128	$47,063

Operating expenses:
Research and development	7,238,985	5,839,327	13,531,176	10,469,001
General and administrative	2,063,729	2,143,656	4,752,925	4,379,669

Total operating expenses	9,302,714	7,982,983	18,284,101	14,848,670

Loss from operations	(9,272,583)	(7,959,504)	(18,232,973)	(14,801,607)
Other income (expense):
Change in fair value of warrant liability	988,367	(3,654,470)	641,037	(3,981,094)
Interest income	2,139	1,689	3,533	3,874
Interest expense	(146,267)	(343,224)	(331,623)	(723,712)
Other income (expense), net	(33,370)	(15,226)	107,611	(30,724)

Total other expense, net	810,869	(4,011,231)	420,558	(4,731,656)

Net loss from continuing operations	(8,461,714)	(11,970,735)	(17,812,415)	(19,533,263)
Discontinued operations:
Loss from discontinued operations	—	(144,489)	—	(202,217)

Net loss	$(8,461,714)	$(12,115,224)	$(17,812,415)	$(19,735,480)

Basic and diluted net loss per share:
Basic and diluted net loss per share from continuing operations	$(0.09)	$(0.22)	$(0.22)	$(0.36)
Basic and diluted net loss per share from discontinued operations	—	—	—	—

Basic and diluted net loss per share	$(0.09)	$(0.22)	$(0.22)	$(0.36)

Weighted average number of common shares outstanding, basic and diluted	95,190,823	55,711,717	82,277,137	55,529,818

See Notes to Condensed Consolidated Financial Statements.

STEMCELLS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net and comprehensive loss from continuing operations	$(8,461,714)	$(11,970,735)	$(17,812,415)	$(19,533,263)

Discontinued operations:
Net loss from discontinued operations	—	(144,489)	—	(202,217)
Foreign currency translation adjustments	16,852	97,109	(15,590)	110,569

Comprehensive loss from discontinued operations	16,852	(47,380)	(15,590)	(91,648)

Comprehensive loss	$(8,444,862)	$(12,018,115)	$(17,828,005)	$(19,624,911)

See Notes to Condensed Consolidated Financial Statements.

STEMCELLS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(17,812,415)	$(19,735,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	545,698	671,562
Stock-based compensation	2,660,468	1,034,766
Amortization of debt discount and issuance costs	75,199	136,873
Gain on disposal of fixed assets	(148,898)	5,671
Change in fair value of warrant liability	(641,037)	3,981,094
Changes in operating assets and liabilities:
Trade receivables	153,026	23,693
Other receivables	69,251	366,487
Prepaid and other current assets	182,581	(170,663)
Accounts payable and accrued expenses	(1,536,194)	(583,429)
Deferred revenue	(8,413)	(31,763)
Deferred rent	(23,766)	6,797
Other assets non-current	—	17,207

Net cash used in operating activities	(16,484,500)	(14,277,185)
Cash flows from investing activities:
Purchases of property, plant and equipment	(556,313)	(362,873)
Proceeds from sale of property, plant and equipment	148,713	—

Net cash used in investing activities	(407,600)	(362,873)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	24,942,963	279,084
Proceeds from exercise of warrants, net of issuance costs	—	316,350
Proceeds from loan payable, net of issuance costs	—	3,820,264
Repayment of loan payable	(2,698,054)	(2,007,457)
Repayment of capital lease obligations	(11,014)	(10,466)
Payments related to net share issuance of stock based awards	(386,488)	(499,333)

Net cash provided by financing activities	21,847,407	1,898,442

Increase (decrease) in cash and cash equivalents	4,955,307	(12,741,616)
Effects of foreign exchange rate changes on cash	(13,770)	3,289
Cash and cash equivalents, beginning of period	24,987,603	30,585,424

Cash and cash equivalents, end of period	$29,929,140	$17,847,097

Supplemental disclosure of cash flow information:
Interest paid	$143,036	$272,478
Supplemental schedule of non-cash investing and financing activities:
Equipment acquired under a capital lease (1)	$23,617	$—

(1)	Represents the present value of future minimum capital lease payments for equipment leased.

See Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2015 and 2014

Note 1. Summary of Significant Accounting Policies

Nature of Business.

StemCells, Inc., a Delaware corporation, is a biopharmaceutical company that operates in one segment, the research, development, and commercialization of stem cell therapeutics and related technologies.

The accompanying financial data as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted pursuant to these rules and regulations. The December 31, 2014 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. However, we believe that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Significant estimates include the following:

•	the grant date fair value of stock-based awards recognized as compensation expense (see Note 5, “Stock-Based Compensation”); and

•	the fair value of warrants recorded as a liability (see Note 8, “Warrant Liability”).

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

Warrant Liability

We account for our warrants in accordance with U.S. GAAP which defines how freestanding contracts that are indexed to and potentially settled in a company’s own stock should be measured and classified. Authoritative accounting guidance prescribes that only warrants issued by us under contracts that cannot be net-cash settled, and are both indexed to and settled in our common stock, can be classified as equity. As part of our December 2011 financing, we issued Series A Warrants with a five year term to purchase 8,000,000 shares at $1.40 per share and Series B Warrants with a ninety trading day term to purchase 8,000,000 units at $1.25 per unit. Each unit underlying the Series B Warrants consisted of one share of our common stock and one Series A Warrant. In the first and second quarter of 2012, an aggregate of 2,700,000 Series B Warrants were exercised. For the exercise of these warrants, we issued 2,700,000 shares of our common stock and 2,700,000 Series A Warrants. The remaining 5,300,000 Series B Warrants expired unexercised by their terms on May 2, 2012. The Series A Warrants contain full ratchet anti-dilution price protection so that, in most situations, upon the issuance of any common stock or securities convertible into common stock at a price below the then-existing exercise price of the Series A Warrants, the Series A exercise price will be reset to the lower common stock sales price As a result of our April 2015 financing, the exercise price of the outstanding Series A warrants were reduced from $1.40 per share to $0.6999999 per share. As terms of the Series A Warrants do not meet the specific conditions for equity classification, we are required to classify the fair value of these warrants as a liability, with subsequent changes in fair value to be recorded as income (loss) due to change in fair value of warrant liability. The fair value of the Series A Warrants is determined using a Monte Carlo simulation model (see Note 8, “Warrant Liability”). The fair value is affected by changes in inputs to these models including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. The use of a Monte Carlo simulation model requires input of additional assumptions including the progress of our R&D programs and its affect on potential future financings. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability. The estimated fair value of our warrant liability at June 30, 2015, was approximately $1,044,000.

Intangible Assets

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net loss from continuing operations	$(8,461,714)	$(11,970,735)	$(17,812,415)	$(19,533,263)
Net loss from discontinued operations	—	(144,489)	—	(202,217)

Net loss	$(8,461,714)	$(12,115,224)	$(17,812,415)	$(19,735,480)

Weighted average shares outstanding used to compute basic and diluted net income or loss per share	95,190,823	55,711,717	82,277,137	55,529,818
Basic and diluted net loss per share from continuing operations	$(0.09)	$(0.22)	$(0.22)	$(0.36)
Basic and diluted net loss per share from discontinued operations	—	—	—	—

Basic and diluted net loss per share	$(0.09)	$(0.22)	$(0.22)	$(0.36)

The following outstanding potentially dilutive securities were excluded from the computation of diluted net income or loss per share because the effect would have been anti-dilutive as of June 30:

	2015	2014
Options	2,765,229	375,670
Restricted stock units	9,358,518	3,137,440
Warrants	53,882,369	14,207,426

Total	66,006,116	17,720,536

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income or loss and other comprehensive income or loss (OCL). OCL includes certain changes in stockholders’ equity that are excluded from net income or loss. Specifically, when applicable, we include in OCL changes in unrealized gains and losses on foreign currency translations. Accumulated other comprehensive income was $49,800 as of June 30, 2015, and accumulated other comprehensive income was $65,390, as of December 31, 2014.

Note 2. Financial Instruments

The following table summarizes the fair value of our cash and cash equivalents held in our current investment portfolio:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
June 30, 2015
Cash	$2,302,734	$—	$—	$2,302,734
Cash equivalents	27,626,406	—	—	27,626,406

Total cash and cash equivalents	$29,929,140	$—	$—	$29,929,140

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
December 31, 2014
Cash	$1,398,928	$—	$—	$1,398,928
Cash equivalents	23,588,675	—	—	23,588,675

Total cash and cash equivalents	$24,987,603	$—	$—	$24,987,603

At June 30, 2015, our investments in money market accounts are through a money market fund that invests in high quality, short-term money market instruments which are classified as cash equivalents in the accompanying Condensed Consolidated Balance Sheet due to their short maturities. The investment seeks to provide the highest possible level of current income while still maintaining liquidity and preserving capital. From time to time, we carry cash balances in excess of federally insured limits.

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

The following table presents financial assets and liabilities measured at fair value as of June 30, 2015:

	Fair Value Measurement at Report Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	As of June 30, 2015
Financial assets:
Cash equivalents:
Money market funds	$971,527	$—	$—	$971,527
U.S. Treasury debt obligations	26,654,879	—	—	26,654,879

Total financial assets	$27,626,406	$—	$—	$27,626,406

Financial liabilities:
Loan payable net of discounts	—	—	12,383,018	12,383,018
Warrant liabilities	—	—	1,043,514	1,043,514

Total financial liabilities	$—	$—	$13,426,532	$13,426,532

Level 3 Reconciliation

The following table presents a roll forward for liabilities measured at fair value using significant unobservable inputs (Level 3) for 2015:

Warrant liabilities
Balance at March 31, 2015	$2,031,881
Less change in fair value of warrants	(988,367)

Balance at June 30, 2015	$1,043,514

Loan payable net of discounts
Balance at March 31, 2015	$13,372,796
Add amortization of discount	26,612
Less repayments of principal	(1,016,390)

Balance at June 30, 2015	$12,383,018

Current portion	3,466,377
Non-current portion	8,916,641

Balance at June 30, 2015	$12,383,018

Note 4. Intangible Assets

The components of our intangible assets at June 30, 2015 are summarized below:

Intangible Asset Class	Cost	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Patents and licences	$1,243,612	$(928,446)	$315,166	15 years

Amortization expense was approximately $21,000 in the second quarter of 2015 and expected amortization expense for the year ended December 31, 2015 is approximately $83,000.

The expected future annual amortization expense for each of the next five years based on current balances of our intangible assets is approximately as follows:

For the year ending December 31:
2016	$75,496
2017	$54,923
2018	$27,978
2019	$27,978
2020	$26,594

Note 5. Stock-Based Compensation

We currently grant stock-based compensation under two equity incentive plans (2006 and 2013 Equity Incentive Plans) approved by the Company’s stockholders and one plan adopted in 2012 pursuant to NASDAQ Listing Rule 5635(c)(4) concerning inducement grants for new employees (our “2012 Commencement Incentive Plan”). As of June 30, 2015, we had 5,295,655 shares available to grant under the above mentioned plans. At our annual stockholders meeting held on June 12, 2007, our stockholders approved an amendment to our 2006 Equity Incentive Plan to provide for an annual increase in the number of shares of common stock available for issuance under the plan each January 1 (beginning January 1, 2008) equal to 4% of the outstanding common shares as of that date. The amendment further provided an aggregate limit of 3,000,000 shares issuable pursuant to incentive stock option awards under the plan. At our annual stockholders meeting held on December 20, 2013, our stockholders approved our 2013 Equity Incentive Plan to grant stock-based compensation of up to an initial 6,000,000 shares, plus an increase of 4% per year of the outstanding number of shares of our common stock beginning in January 1, 2015. Under the three stockholder-approved plans we may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, 401(k) Plan employer match in form of shares and performance-based shares to our employees, directors and consultants, at prices determined by our Board of Directors. Incentive stock options may only be granted to employees under these plans with a grant price not less than the fair market value on the date of grant. Under our 2012 Commencement Inducement Plan, we may only award options, restricted stock units and other equity awards to newly hired employees and newly engaged directors, in each case as allowed by NASDAQ listing requirements.

Generally, stock options and restricted stock units granted to employees have a maximum term of ten years. Stock based awards may vest over a period of time from the date of grant or upon the attainment of certain performance goals established by the Compensation Committee or the Single Member Committee established under our 2006 Equity Incentive Plan and our 2013 Equity Incentive Plan. Upon employee termination of service, any unexercised vested option will be forfeited three months following termination or the expiration of the option, whichever is earlier.

Our stock-based compensation expense for the three and six months ended June 30 was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Research and development expense	$698,039	$39,596	$1,281,708	$225,889
General and administrative expense	653,535	474,064	1,378,760	808,877

Total stock-based compensation	$1,351,574	$513,660	$2,660,468	$1,034,766

Effect on basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.02)

As of June 30, 2015, we had approximately $9,636,000 of total unrecognized compensation expense related to unvested awards of stock options and restricted stock units granted under our various equity incentive plans that we expect to recognize over a weighted-average vesting period of 2.1 years.

Stock Options

A summary of our stock option activity for the three months ended June 30, 2015 is as follows:

	Number of options	Weighted-average exercise price ($) per share
Outstanding options at March 31, 2015	276,229	18.66
Granted (1)	2,490,000	0.70
Exercised	—	—
Cancelled	(1,000)	32.40

Outstanding options at June 30, 2015	2,765,229	2.49

A summary of changes in unvested options for the three months ended June 30, 2015 is as follows:

	Number of options	Weighted-average exercise price ($) per share	Weighted-average grant date fair value ($) per option
Unvested options at March 31, 2015	—	—	—
Granted	2,490,000	0.70	0.46
Vested	—	—	—
Cancelled	—	—	—

Unvested options at June 30, 2015	2,490,000	0.70	0.46

Restricted Stock Units

We have granted restricted stock units (RSUs) to certain employees and members of the Board of Directors which entitle the holders to receive shares of our common stock upon vesting of the RSUs. The fair value of restricted stock units granted is based upon the market price of the underlying common stock as if it were vested and issued on the date of grant.

A summary of changes in our restricted stock units for the three months ended June 30, 2015 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value ($)
Outstanding at March 31, 2015	9,984,518	1.25
Granted (1)	150,000	0.71
Vested and exercised	(597,500)	1.70
Cancelled	(178,500)	1.27

Outstanding at June 30, 2015	9,358,518	1.22

(1)	These stock awards are performance based and vest on achievement of predefined milestones.

Stock Appreciation Rights

In July 2006, we granted cash-settled Stock Appreciation Rights (SARs) to certain employees that give the holder the right, upon exercise, to the difference between the price per share of our common stock at the time of exercise and the exercise price of the SARs.

The SARs have a maximum term of ten years with an exercise price of $20.00, which is equal to the market price of our common stock at the date of grant. The SARs vest 25% on the first anniversary of the grant date and 75% vest monthly over the remaining three-year service period. At June 30, 2015 and 2014, there were 110,593 SARs outstanding. All of the outstanding SARs as of June 30, 2015 are fully vested. There were no SARs granted, exercised or forfeited during the three months ended June 30, 2015. Compensation expense is based on the fair value of SARs which is calculated using the Black-Scholes option pricing model.

The stock-based compensation expense and liability are re-measured at each reporting date through the earlier of date of settlement or forfeiture of the SARs. For the three months ended June 30, 2015 and 2014, the re-measured liability and expense for the respective periods related to the SARs were not significant.

The compensation expense related to the SARs recognized for the three months ended June 30, 2015 may not be representative of compensation expense for future periods and its resulting effect on net loss and net loss per share attributable to common stockholders, due to changes in the fair value calculation which is dependent on the stock price, volatility, interest and forfeiture rates, additional grants and subsequent periods of vesting. We will continue to recognize compensation cost each period, which will be the change in fair value from the previous period through the earlier date of settlement or forfeiture of the SARs.

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

The following table is a summary of the changes in the carrying value of our loan payable to Silicon Valley Bank for the three months ended June 30, 2015:

Silicon Valley Bank Loan
Carrying value of loan payable at 3/31/2015 (current and non-current)	$4,456,155
Repayment of principal	(1,016,390)
Accretion of discount	26,612

Carrying value of loan payable at 6/30/2015 (current)	$3,466,377

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

Operating Leases — California

In December 2010, we entered into a commercial lease agreement with BMR-Gateway Boulevard LLC (BMR), as landlord, for office and research space at BMR’s Pacific Research Center in Newark, California. The initial term of the lease is approximately eleven and one-half years and includes escalating rent payments which we recognize as lease operating expense on a straight-line basis. We will pay approximately $17,869,000 in aggregate as rent over the term of the lease to BMR. Deferred rent for this facility was approximately $1,409,000 as of June 30, 2015, and approximately $1,429,000 as of December 31, 2014.

In March 2013, we entered into a commercial lease agreement with Prologis, L.P. (Prologis), as landlord, for office and research space in Sunnyvale, California. The facility is for operations that support our clinical development activities. The initial term of the lease is ten years and includes escalating rent payments which we recognize as lease operating expense on a straight-line basis. We will pay approximately $3,497,000 in aggregate rent over the term of the lease. As part of the lease, Prologis has agreed to provide us financial allowances to build initial tenant improvements, subject to customary terms and conditions relating to landlord-funded tenant improvements. The tenant improvements are recorded as leasehold improvement assets and amortized over the term of the lease. The financial allowances are treated as a lease incentive and recorded as deferred rent which is amortized as reductions to lease expense over the lease term. Deferred rent for this facility was approximately $388,000 as of June 30, 2015, and approximately $391,000 as of December 31, 2014.

Operating Leases — United Kingdom

In January 2011, we amended the existing lease agreements of our wholly-owned subsidiary, Stem Cell Sciences (U.K.) Ltd, effectively reducing our leased office and lab space. The lease by its terms was extended to September 30, 2013. In October 2013, we signed a new three-year lease agreement for the leased space and expect to pay rent of approximately GBP 53,000 per annum. StemCells, Inc. is the guarantor of Stem Cell Sciences (U.K.) Ltd.’s obligations under the existing lease. The lease includes an option for early termination of the lease agreement, which we exercised in February 2015. In December 2014, we sold our SC Proven reagent and cell culture business and as part of the wind-down of our business operations in UK, sublet our leased space from January 2015 to our opted early termination date of October 2015.

With the exception of the operating leases discussed above, we have not entered into any significant off balance sheet financial arrangements and have not established any special purpose entities. We have not guaranteed any debts or commitments of other entities or entered into any options on non-financial assets.

Contingencies

In July 2006, we filed suit against Neuralstem, Inc. in the Federal District Court for the District of Maryland, alleging that Neuralstem’s activities infringe claims in four of our patents, specifically U.S. Patent No. 6,294,346 (claiming the use of human neural stem cells for drug screening), U.S. Patent No. 7,101,709 (claiming the use of human neural stem cells for screening biological agents), U.S. Patent No. 5,851,832 (claiming methods for proliferating human neural stem cells), and U.S. Patent No. 6,497,872 (claiming methods for transplanting human neural stem cells). In May 2008, we filed a patent infringement suit against Neuralstem and its two founders, Karl Johe and Richard Garr, in the Federal District Court for the Northern District of California, alleging that Neuralstem’s activities infringe claims in two of our patents, specifically U.S. Patent No. 7,361,505 (claiming composition of matter of human neural stem cells derived from any source material) and U.S. Patent No. 7,115,418 (claiming methods for proliferating human neural stem cells). All six of these patents claim inventions arising out of research conducted by Samuel Weiss and Brent Reynolds while at the University of Calgary.

In July 2009, the Maryland District Court consolidated these two cases and, in December 2014, it began the first phase of trial in order to address the sole question of whether we have legal standing to pursue our patent infringement claims against Neuralstem. Following this phase of the trial, in July 2015, the trial court dismissed the case with prejudice because it concluded a third person is both a co-owner and a co-inventor of the Weiss and Reynolds patents, so as a matter of law we lack standing to pursue patent infringement claims against Neuralstem using these six patents.

Notably, four of the six litigated Reynolds and Weiss patents have already expired. The fifth expires in 2016 and the sixth expires in 2019. Moreover, our proprietary HuCNS-SC cells are protected by several other patent families, including U.S. Patents Nos. 5,968,829 and 7,153,686 and U.S. Patent Application No. 11/148,431, claiming highly purified populations of human neural stem cells, as well as by our proprietary expertise, none of which are affected by the trial court’s decision. Accordingly, we do not view the court’s decision as being material to our business.

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

In November 2009, we sold 1,000,000 units to institutional investors at a price of $12.50 per unit, for gross proceeds of $12,500,000. The units, each of which consisted of one share of common stock and a warrant to purchase 0.40 shares of common stock at an exercise price of $15.00 per share, were offered as a registered direct offering under a shelf registration statement previously filed with, and declared effective by, the SEC. We received total proceeds, net of offering expenses and placement agency fees, of approximately $11,985,000. We recorded the fair value of the warrants to purchase 400,000 shares of our common stock as a liability. The fair value of the warrant liability is revalued at the end of each reporting period, with the change in fair value of the warrant liability recorded as a gain or loss in our condensed consolidated statements of operations. The November 2009 warrants expired unexercised by their own terms in April 2015.

In December 2011, we raised gross proceeds of $10,000,000 through a public offering of 8,000,000 units and 8,000,000 Series B Warrants. The combination of units and Series B Warrants were sold at a public offering price of $1.25 per unit. Each Series B Warrant gave the holder the right to purchase one unit at an exercise price of $1.25 per unit and was exercisable until May 2, 2012, the 90th trading day after the date of issuance. Each unit consists of one share of our common stock and one Series A Warrant. Each Series A Warrant gives the holder the right to purchase one share of our common stock at an initial exercise price of $1.40 per share. The Series A Warrants are immediately exercisable upon issuance and will expire in December 2016. In 2012, an aggregate of 2,700,000 Series B Warrants were exercised. For the exercise of these warrants, we issued 2,700,000 shares of our common stock and 2,700,000 Series A Warrants. The remaining 5,300,000 Series B Warrants expired unexercised by their terms on May 2, 2012. In 2012, 2013 and 2014, an aggregate of 2,198,571, 384,534 and 1,180,015 Series A Warrants were exercised, respectively. For the exercise of these warrants, in 2012, 2013 and 2014, we issued 2,198,571, 384,534 and 1,180,015 shares of our common stock and received gross proceeds of approximately $3,078,000, $538,000 and $1,652,000, respectively. The shares were offered under our shelf registration statement previously filed with previously filed with, and declared effective by, the SEC. The Series A Warrants contain full ratchet anti-dilution price protection so that, in most situations upon the issuance of any common stock or securities convertible into common stock at a price below the then-existing exercise price of the outstanding Series A Warrants, the Series A exercise price will be reset to the lower common stock sales price As a result of our April 2015 financing, the exercise price of the Series A warrants were reduced from $1.40 per share to $0.6999999 per share.

The assumptions used for the Monte Carlo simulation model to value the outstanding Series A Warrants at June 30, 2015 are as follows:

Risk-free interest rate per year	0.45%
Expected volatility per year	67.7%
Expected dividend yield	0%
Expected life (years)	1.5

The use of the Monte Carlo simulation model requires the input of additional subjective assumptions including the progress of our R&D programs and its affect on potential future financings.

The following table is a summary of the changes in fair value of warrant liability for the Series A Warrants in 2015:

	Series A
	Number of Warrants	Fair value $
Balance at December 31, 2014	6,936,880	$1,684,551
Changes in fair value	—	(641,037)

Balance at June 30, 2015	6,936,880	$1,043,514

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

Note 9. Common Stock

In April 2015, we raised gross proceeds of approximately $25 million through a public offering of 35,715,000 Units. Each Unit consists of one share of our common stock and a warrant to purchase three-quarters of a share of our common stock. The warrants have an exercise price of $0.85 per share, are exercisable immediately, and will expire five years from the date of issuance. We also granted the underwriters a thirty day option (the Over-Allotment Option) to purchase up to an additional 5,357,250 shares of common stock and/or warrants to purchase up to an additional 4,017,938 shares of common stock to cover over-allotments, if any. The underwriters exercised the over-allotment option for the warrants and so, in April 2015, we issued warrants to purchase up to an additional 4,017,938 shares of common stock at $0.85 per share. In May 2015, the underwriters exercised in part, the over-allotment option for additional shares and purchased 2,757,250 shares of our common stock at a price of $0.699 per share, before the underwriting discount. We received net proceeds of approximately $1.8 million from the exercise of the Over-Allotment Option, increasing our aggregate net proceeds from the offering to approximately $25 million, after deducting offering expenses, underwriting discounts and commissions. The shares were offered under our effective shelf registration statement previously filed with the SEC.

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

We completed our Phase I/II clinical trial for the treatment of chronic thoracic spinal cord injury, which represents the first time that neural stem cells have been transplanted as a potential therapeutic agent for spinal cord injury. The Phase I/II trial evaluated both safety and preliminary efficacy of our proprietary HuCNS-SC human neural stem cells as a treatment for chronic thoracic spinal cord injury. To accelerate patient enrollment, we expanded this trial from a single-site, single-country study to a multi-site, multi-country program. Under this trial, a total of twelve patients, seven patients with complete injury (AIS A) and five patients with an incomplete injury (AIS B), were enrolled and transplanted with our HuCNS-SC cells. We reported the results from twelve-month data that revealed sustained improvements in sensory function that emerged consistently around three months after transplantation and persisted until the end of the study. The patterns of sensory gains were confirmed to involve multiple sensory pathways and were observed more frequently in the patients with less severe injury; three of the seven AIS A patients and four of the five AIS B patients showed signs of positive sensory gains confirming the previously reported interim results. In addition, two patients progressed during the study from the most severe classification, AIS A, to the lesser degree of injury grade, AIS B.

In October 2014, we initiated a Phase II proof of concept clinical trial to investigate our HuCNS-SC cells as a treatment for chronic cervical spinal cord injury. The phase II Pathway™ study is the first clinical trial designed to evaluate both the safety and efficacy of transplanting human neural stem cells into patients with cervical spinal cord injury. Traumatic injuries to the cervical (neck) region of the spinal cord, also known as tetraplegia or quadriplegia, impair sensation and motor function of the hands, arms, legs, and trunk. The trial will be conducted as a randomized, controlled, single-blind study and efficacy will be primarily measured by assessing motor function according to the International Standards for Neurological Classification of Spinal Cord Injury. The primary efficacy outcome will focus on change in upper extremity strength as measured in the hands, arms, and shoulders. The trial will follow the participants for one year and will enroll up to 52 subjects. The trial has three cohorts; the first cohort is an open-label dose escalation arm involving six patients to determine the cell dose to be used for the second and third cohort of the study; the second cohort of the study is a single-blind arm in forty patients that will assess efficacy of our HuCNS-SC cells for the treatment of cervical spinal cord injury; the third cohort is an optional open label cohort targeted to enroll 6 patients to assess safety and preliminary efficacy in patients with less severe injuries (AIS C). We transplanted our first subject in this Phase II trial in December 2014 and completed transplanting the six patients comprising the first cohort of this trial in April 2015. We commenced enrollment of the second cohort in June 2015.

We conducted a Phase I/II clinical trial in dry AMD at five trial sites in the United States, and in June 2014, based on positive interim results, we closed enrollment for this trial in order to focus our efforts on initiating a follow-on Phase II randomized, controlled proof-of-concept study in 2015. The phase I/II trial was designed to evaluate the safety and preliminary efficacy of sub-retinal HuCNS-SC cell transplantation in geographic atrophy (GA), the most advanced form of dry AMD. Multiple safety and efficacy assessments were incorporated into the study, including various assessments of visual function and measurements of disease status by direct retinal examination. The tests in the study included best-corrected visual acuity (BCVA), contrast sensitivity (CS), microperimetry for analysis of visual function, optical coherence tomography (OCT), and fundus autofluorescence (FAF) to measure the extent of the underlying geographic atrophy. Initial assessment of data from the Phase I/II trial indicate that the BCVA and CS measurements for the majority of the patients in the study either improved or remained stable in the treated eye. OCT analysis showed increases in central subfield thickness and in macular volume in the treated eye relative to the untreated eye. The prospective analysis of both cohorts in the study showed GA growth rates in the study eye that were lower than those seen in the control eye, consistent with the previously reported interim findings for Cohort I alone. However, to further investigate the possible effect of the cells on GA and to inform future clinical development, we subsequently engaged a reading center to perform a separate post-hoc assessment. The separate assessments have revealed greater than anticipated variability in grading of the images. While the prospective analysis for both Cohorts continues to show a decrease in the rate of GA progression in the treated eye for the majority of the patients, the post-hoc analysis did not reveal a similar trend. Further analysis of the collective data is ongoing to determine possible explanations for these findings.

In July 2015, we transplanted our first subject in our Radiant™ Study. This Phase II randomized, controlled proof-of-concept study is designed to evaluate both the safety and efficacy of our proprietary HuCNS-SC cells for the treatment of GA. The study is enrolling sixty-three patients between 50-90 years of age with bi-lateral GA-AMD (geographic atrophy associated with age related macular degeneration in both eyes). Designed as a “fellow eye” controlled study, all subjects will receive subretinal transplantation of HuCNS-SC cells via a single injection into the eye with the inferior best-corrected visual acuity; the untreated eye will serve as a control. All patients will be followed for twelve months, with evaluations performed at predetermined intervals to assess safety, anatomic and functional changes. The objective of the trial is to demonstrate a reduction in the rate of GA disease progression in the treated eye versus the control eye.

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

Recent Significant Events

In April 2015, we completed transplanting the six patients comprising the first cohort of our Phase II Pathway™ Study to evaluate both the safety and efficacy of transplanting human neural stem cells into patients with chronic cervical spinal cord injury. The first cohort is an open-label dose escalation arm to determine the cell dose to be used for the second and third cohorts of the study. The second cohort of the study is a single-blind arm in 40 patients that will assess efficacy of our proprietary HuCNS-SC platform technology for the treatment of chronic cervical spinal cord injury.

In April 2015, we raised gross proceeds of approximately $25 million through a public offering of 35,715,000 Units. Each Unit consists of one share of our common stock and a warrant to purchase three-quarters of a share of our common stock. The warrants have an exercise price of $0.85 per share, are exercisable immediately, and will expire five years from the date of issuance. We also granted the underwriters a thirty day option (the Over-Allotment Option) to purchase up to an additional 5,357,250 shares of common stock and/or warrants to purchase up to an additional 4,017,938 shares of common stock to cover over-allotments, if any. The underwriters exercised the over-allotment option for the warrants and so, in April 2015, we issued warrants to purchase up to an additional 4,017,938 shares of common stock at $0.85 per share. In May 2015, the underwriters exercised in part, the over-allotment option for additional shares and purchased 2,757,250 shares of our common stock at a price of $0.699 per share, before the underwriting discount. We received net proceeds of approximately $1.8 million from the exercise of the Over-Allotment Option, increasing our aggregate net proceeds from the offering to approximately $25 million, after deducting offering expenses, underwriting discounts and commissions. The shares were offered under our effective shelf registration statement previously filed with the SEC.

In May 2015, we presented a summary of the safety and preliminary efficacy data from our Phase I/II study investigating our proprietary HuCNS-SC human neural stem cells as a treatment for chronic thoracic spinal cord injury. The analysis of the study demonstrated that the surgical transplantation technique and cell dose were safe and well tolerated by all patients. HuCNS-SC cells were injected directly into the cord both above and below the level of injury and sequential examinations of the patients over the course of twelve months showed no abnormal changes in spinal cord function associated with the transplantation technique. There were no adverse events attributed to the HuCNS-SC cells. In addition to safety, analysis of the twelve-month data revealed sustained improvements in sensory function that emerged consistently around three months after transplantation and persisted until the end of the study. The patterns of sensory gains were confirmed to involve multiple sensory pathways and were observed more frequently in the patients with less severe injury; three of the seven AIS A patients and four of the five AIS B patients showed signs of positive sensory gains confirming the previously released interim results. In addition, two patients progressed during the study from the most severe classification, AIS A, to the lesser degree of injury grade, AIS B.

In June 2015, we commenced enrollment of the second cohort in our Phase II Pathway Study in chronic cervical spinal cord injury. The second cohort will enroll forty patients and forms the single-blinded controlled arm of the Phase II study. The primary efficacy outcome being tested in the second cohort is the change in motor strength of the various muscle groups in the upper extremities innervated by the cervical spinal cord.

In June 2015 we presented a summary of the safety and preliminary efficacy data from our Phase I/II clinical trial in dry AMD. The fifteen patient, open-label, Phase I/II trial was designed to evaluate the safety and preliminary efficacy of sub-retinal HuCNS-SC cell transplantation in geographic atrophy (GA), the most advanced form of dry AMD.

In July 2015, we transplanted our first subject in our Radiant Study. This Phase II randomized, controlled proof-of-concept study is designed to evaluate both the safety and efficacy of our proprietary HuCNS-SC cells for the treatment of GA. The study is enrolling sixty-three patients between 50-90 years of age with bi-lateral GA-AMD (geographic atrophy associated with age related macular degeneration in both eyes). Designed as a “fellow eye” controlled study, all subjects will receive subretinal transplantation of HuCNS-SC cells via a single injection into the eye with the inferior best-corrected visual acuity; the untreated eye will serve as a control. All patients will be followed for 12 months, with evaluations performed at predetermined intervals to assess safety, anatomic and functional changes. The objective of the trial is to demonstrate a reduction in the rate of GA disease progression in the treated eye versus the control eye.

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

We review our valuation assumptions at each grant date and, as a result, our assumptions in future periods may change. As of June 30, 2015, we expect to recognize approximately $9,636,000 of compensation expense related to unvested stock-based awards over a weighted-average period of 2.1 years. See also Note 5, “Stock-Based Compensation,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

Warrant Liability

We account for our warrants in accordance with U.S. GAAP which defines how freestanding contracts that are indexed to and potentially settled in a company’s own stock should be measured and classified. Authoritative accounting guidance prescribes that only warrants issued by us under contracts that cannot be net-cash settled, and are both indexed to and settled in our common stock, can be classified as equity. As part of our December 2011 financing, we issued Series A Warrants with a five year term to purchase 8,000,000 shares at $1.40 per share and Series B Warrants with a ninety trading day term to purchase 8,000,000 units at $1.25 per unit. Each unit underlying the Series B Warrants consisted of one share of our common stock and one Series A Warrant. In the first and second quarter of 2012, an aggregate of 2,700,000 Series B Warrants were exercised. For the exercise of these warrants, we issued

2,700,000 shares of our common stock and 2,700,000 Series A Warrants. The remaining 5,300,000 Series B Warrants expired unexercised by their terms on May 2, 2012. The Series A Warrants contain full ratchet anti-dilution price protection so that, in most situations upon the issuance of any common stock or securities convertible into common stock at a price below the then-existing exercise price of the Series A Warrants, the Series A exercise price will be reset to the lower commons stock sales price. As a result of our April 2015 financing, the exercise price of the outstanding Series A warrants were reduced from $1.40 per share to $0.6999999 per share. As terms of the Series A Warrants, do not meet the specific conditions for equity classification, we are required to classify the fair value of these warrants as a liability, with subsequent changes in fair value to be recorded as income (loss) due to change in fair value of warrant liability. The fair value of the Series A Warrants is determined using a Monte Carlo simulation model (see Note 8, “Warrant Liability”). The fair value is affected by changes in inputs to these models including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. The use of a Monte Carlo simulation model requires input of additional assumptions including the progress of our R&D programs and its affect on potential future financings. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability. The estimated fair value of our warrant liability at June 30, 2015, was approximately $1,044,000.

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

Revenue

Revenue for the three and six-month periods ended June 30, 2015, as compared with the same period in 2014, is summarized in the table below:

	Three months ended June 30,		Change in 2015 versus 2014		Six months ended June 30,		Change in 2015 versus 2014
	2015	2014	$	%	2015	2014	$	%
Revenue:
Licensing agreements	$30,131	$23,479	6,652	28%	$51,128	$47,063	4,065	9%

Second quarter ended June 30, 2015 versus second quarter ended June 30, 2014. Total revenue in the second quarter of 2015 was approximately $30,000 compared to approximately $23,000 for the second quarter of 2014. Revenue for both years were from licensing agreements.

Six-month period ended June 30, 2015 versus six-month period ended June 30, 2014. Total revenue in the six-month period ended June 30, 2015 was approximately $51,000, which was 9% higher than total revenue of approximately $47,000 for the same period of 2014.

Licensing revenue for the first quarters and six-month periods for 2015 and 2014 were not significant.

Operating Expenses

Operating expenses for the three and six-month periods ended June 30, 2015, as compared with the same period in 2014, is summarized in the table below:

	Three months ended June 30,		Change in 2015 versus 2014		Six months ended June 30,		Change in 2015 versus 2014
	2015	2014	$	%	2015	2014	$	%
Operating expenses:
Research and development	7,238,985	5,839,327	1,399,658	24%	13,531,176	10,469,001	3,062,175	29%
General and administrative	2,063,729	2,143,656	(79,927)	(4)%	4,752,925	4,379,669	373,256	9%

Total operating expenses	9,302,714	7,982,983	1,319,731	17%	18,284,101	14,848,670	3,435,431	23%

Research and Development Expenses

Our R&D expenses consist primarily of salaries and related personnel expenses, costs associated with clinical trials and regulatory submissions, costs associated with preclinical activities such as toxicology studies, costs associated with cell processing and process development, certain patent-related costs such as licensing, facilities related costs such as allocated rent and operating expenses, depreciation, lab equipment and supplies. Clinical trial expenses include payments to vendors such as clinical research organizations, contract manufacturers, clinical trial sites, laboratories for testing clinical samples and consultants. Cumulative R&D costs incurred since we refocused our activities on developing cell-based therapeutics (fiscal years 2000 through the six months ended June 30, 2015) were approximately $223 million. Over this period, the majority of these cumulative costs were related to: (i) characterization of our proprietary HuCNS-SC cells, (ii) expenditures for toxicology and other preclinical studies, preparation and submission of applications to regulatory agencies to conduct clinical trials and obtaining regulatory clearance to initiate such trials, all with respect to our proprietary HuCNS-SC cells, (iii) preclinical studies and development of our human liver engrafting cells, (iv) costs associated with cell processing and process development, and (v) costs associated with our clinical studies.

We use and manage our R&D resources, including our employees and facilities, across various projects rather than on a project-by-project basis for the following reasons. The allocations of time and resources change as the needs and priorities of individual projects and programs change, and many of our researchers are assigned to more than one project at any given time. Furthermore, we are exploring multiple possible uses for our proprietary HuCNS-SC cells, so much of our R&D effort is complementary to and supportive of each of these projects. Lastly, much of our R&D effort is focused on manufacturing processes, which can result in process improvements useful across cell types. We also use external service providers to assist in the conduct of our clinical trials and to provide various other R&D related products and services. Many of these costs and expenses are complementary to and supportive of each of our programs. Because we do not have a development collaborator for any of our product programs, we are currently responsible for all costs incurred with respect to our product candidates.

Second quarter ended June 30, 2015 versus second quarter ended June 30, 2014. R&D expenses totaled approximately $7,239,000 in the second quarter of 2015 compared with $5,839,000 in the second quarter of 2014. The increase of approximately $1,400,000, or 24%, in 2015 compared to 2014, was primarily attributable to (i) an increase in personnel costs of approximately $1,294,000 due to the addition of key personnel to strengthen our product development and clinical operations capabilities and an increase in stock based compensation, (ii) an increase of approximately $342,000 in expenses related to our clinical studies; primarily attributable to expenses incurred towards initiating a follow-on Phase II randomized, controlled proof-of-concept study in dry AMD in the second-half of 2015, (iii) an increase of approximately $237,000 in supplies due to increased clinical and process development activities , and (iv) an increase in other operating expenses of approximately $91,000. The increase was partially offset by a decrease of approximately $564,000 in outside services primarily related to preclinical development activities funded under an agreement with CIRM that we wound up in December 2014.

Six-month period ended June 30, 2015 versus six-month period ended June 30, 2014. R&D expenses totaled approximately $13,531,000 in the six-month period ended June 30, 2015 compared with $10,469,000 for the same period in 2014. The increase of approximately $3,062,000, or 29%, in 2015 compared to 2014, was primarily attributable to (i) an increase in personnel costs of approximately $2,237,000 due to the addition of key personnel to strengthen our product development and clinical operations capabilities and an increase in stock based compensation, (ii) an increase of approximately $589,000 in expenses related to our clinical studies; primarily attributable to expenses incurred to initiate and commence enrollment of a controlled Phase II efficacy study to further investigate our HuCNS-SC cells as a treatment for spinal cord injury and expenses incurred towards initiating a follow-on Phase II randomized, controlled proof-of-concept study in dry AMD in the second-half of 2015, (iii) an increase of approximately $365,000 in supplies due to increased clinical and process development activities, and (iv) an increase in other operating expenses of approximately $301,000. The increase was partially offset by a decrease of approximately $430,000 in outside services primarily related to preclinical development activities funded under an agreement with CIRM that we wound up in December 2014.

General and Administrative Expenses

General and administrative (G&A) expenses are primarily comprised of salaries, benefits and other staff related costs associated with sales and marketing, finance, legal, human resources, information technology, and other administrative personnel, allocated facilities and overhead costs, external legal and other external general and administrative services.

Second quarter ended June 30, 2015 versus second quarter ended June 30, 2014. G&A expenses totaled approximately $2,064,000 in the second quarter of 2015 compared with approximately $2,144,000 in the same period of 2014. The decrease of approximately $80,000, or 4%, in 2015 compared to 2014, was primarily attributable to (i) a decrease of approximately $355,000 in external services primarily related to legal fees, and (ii) a decrease in other operating expenses of approximately $31,000. The decrease was partially offset by an increase of approximately $306,000 in payroll expenses primarily attributable to an increase in stock-based compensation awards.

Six-month period ended June 30, 2015 versus six-month period ended June 30, 2014. G&A expenses totaled approximately $4,753,000 in the six-month period ended June 30, 2015 compared with approximately $4,380,000 in the same period of 2014. The increase of approximately $373,000, or 9%, in 2015 compared to 2014, was primarily attributable to (i) an increase of approximately $777,000 in payroll expenses primarily attributable to an increase in stock-based compensation awards, and (ii) an increase in net other expenses of approximately $6,000. The increase was partially offset by a decrease of approximately $410,000 in external services primarily related to legal fees.

Other Income (Expense)

Other income totaled approximately $811,000 in the second quarter of 2015 compared with other expense of approximately $4,011,000 in the same period of 2014, and other income of approximately $421,000 for the six-month period ended June 30, 2015 compared with other expense of approximately $4,732,000 for the six-month period ended June 30, 2014.

	Three months ended June 30,		Change in 2015 versus 2014		Six months ended June 30,		Change in 2015 versus 2014
	2015	2014	$	%	2015	2014	$	%
Other income (expense):
Change in fair value of warrant liability	988,367	(3,654,470)	4,642,837	(127)%	641,037	(3,981,094)	4,622,131	(116)%
Interest income	2,139	1,689	450	27%	3,533	3,874	(341)	(9)%
Interest expense	(146,267)	(343,224)	196,957	(57)%	(331,623)	(723,712)	392,089	(54)%
Other income (expense), net	(33,370)	(15,226)	(18,144)	119%	107,611	(30,724)	138,335	(450)%

Total other expense, net	810,869	(4,011,231)	4,822,100	(120)%	420,558	(4,731,656)	5,152,214	(109)%

Change in Fair Value of Warrant Liability

We record changes in fair value of warrant liability as income or loss in our Consolidated Statements of Operations. We have warrants outstanding which were issued as part of several transactions and have classified the fair value of certain warrants that did not meet the specific conditions for equity classification as a liability. The fair value of the outstanding warrants is determined using various option pricing models, such as the Black-Scholes-Merton (Black-Scholes) option pricing model and a Monte Carlo simulation model, and is affected by changes in inputs to the various models, including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. The use of a Monte Carlo simulation model requires input of additional subjective assumptions, including the progress of our R&D programs and its affect on potential future financings. The fair value of the warrant liability is revalued at the end of each reporting period. See Note 8 “Warrant Liability” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

Interest Income

Interest income in three-and six-month period ended June 30, 2015 and 2014 were not significant and is from the investment of our cash balances in money market accounts and short-term money market instruments that are highly liquid and that preserves capital.

Interest Expense

Interest expense was approximately $146,000 in the second quarter of 2015 compared with approximately $343,000 for the second quarter of 2014. Interest expense was approximately $332,000 for the six-month period ended June 30, 2015 compared with approximately $724,000 for the six-month period ended June 30, 2014. Interest expense in the three-and six month period of 2015 is primarily attributable to interest due under a Loan Agreement with SVB. Interest expense for the similar periods in 2014 is primarily attributable to interest due under the Loan Agreement with SVB and interest accrued under the Loan Agreement with CIRM. See Note 6 “Loan Payable,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

Other income (expense), net

Other expense of approximately $33,000 in the second quarter of 2015 was primarily attributable to state franchise taxes paid. Other income of approximately $108,000 for the six-month period ended June 30, 2015 was primarily attributable to the gain on sale of our Rhode Island property (see Note 7, “Commitments and Contingencies” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information) offset by state franchise taxes paid. Other expense of approximately $16,000 for the second quarter of 2014 and approximately $31,000 for the six-month period ended June 30, 2014 was primarily related to state franchise taxes.

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

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue from product sales	$—	$218,725	$—	$534,621
Cost of product sales	—	78,098	—	165,373

Gross profit	—	140,627	—	369,248
Operating and other expenses	—	285,116	—	571,465

Net loss from discontinued operations	$—	$(144,489)	$—	$(202,217)

Liquidity and Capital Resources

Since our inception, we have financed our operations through the sale of common and preferred stock, the issuance of long-term debt and capitalized lease obligations, credit facilities, revenue from collaborative agreements, research grants, license fees, and interest income.

	June 30, 2015	December 31, 2014	Change
			$	%
Cash and cash equivalents	$29,929,140	$24,987,603	$4,941,537	20%

In summary, our cash flows were:

	Six months ended June 30,		Change in 2015 versus 2014
	2015	2014	$	%
Net cash used in operating activities	$(16,484,500)	$(14,277,185)	$(2,207,315)	15%
Net cash used in investing activities	$(407,600)	$(362,873)	$(44,727)	12%
Net cash provided by (used in) financing activities	$21,847,407	$1,898,442	$19,948,965	*

Net Cash Used in Operating Activities

Net cash used in operating activities in the six-month period ended June 30, 2015 increased by approximately $2,207,000, or 15%, when compared to the same period of 2014. Cash used in operating activities is primarily driven by our net loss as adjusted for non-cash charges and differences in the timing of operating cash flows.

Net Cash Used in Investing Activities

Net cash used in investing activities of approximately $408,000 in the six-month period ended June 30, 2015 was primarily related to the purchase of lab equipment for approximately $557,000, offset by receipts of approximately $149,000 from the sale of our property in Rhode Island (See Note 7, “Commitments and Contingencies” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information). In comparison, we used approximately $363,000 for the purchase of lab equipment in the six-month period ended June 30, 2014.

Net Cash Provided by Financing Activities

Net cash of approximately $21,847,000 provided by financing activities in the six-month period ended June 30, 2015 was primarily attributable to net proceeds of approximately $24,943,000 from a financing transaction in April 2015 (see Note 9, “Common Stock” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information) partially offset by the repayment of loan, lease and other obligations. In comparison, net cash of approximately $1,898,000 provided by financing activities in the six-month period ended June 30, 2014 was primarily attributable to the receipt of approximately $3,820,000 as a part of a loan provided under the CIRM Loan Agreement (see Note 6, “Loan Payable” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information) offset by repayment of loan, lease and other obligations.

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

*	Calculation not meaningful.

We intend to pursue opportunities to obtain additional financing in the future through equity and debt financings, grants and collaborative research arrangements. In December 2013, we filed with the SEC, and the SEC declared effective, a universal shelf registration statement which permits us to issue up to $100 million worth of registered debt and equity securities. Under this effective shelf registration, we have the flexibility to issue registered securities, from time to time, in one or more separate offerings or other transactions with the size, price and terms to be determined at the time of issuance. Registered securities issued using this shelf may be used to raise additional capital to fund our working capital and other corporate needs, for future acquisitions of assets, programs or businesses, and for other corporate purposes. As of July 31, 2015, we had approximately $6 million under this universal shelf registration statement available for issuing debt or equity securities.

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

Operating Leases — California

In December 2010, we entered into a commercial lease agreement with BMR-Gateway Boulevard LLC (BMR), as landlord, for office and research space at BMR’s Pacific Research Center in Newark, California. The initial term of the lease is approximately eleven and one-half years and includes escalating rent payments which we recognize as lease operating expense on a straight-line basis. We will pay approximately $17,869,000 in aggregate as rent over the term of the lease to BMR. Deferred rent for this facility was approximately $1,409,000 as of June 30, 2015, and approximately $1,429,000 as of December 31, 2014.

In March 2013, we entered into a commercial lease agreement with Prologis, L.P. (Prologis), as landlord, for office and research space in Sunnyvale, California. The facility is for operations that support our clinical development activities. The initial term of the lease is ten years and includes escalating rent payments which we recognize as lease operating expense on a straight-line basis. We will pay approximately $3,497,000 in aggregate rent over the term of the lease. As part of the lease, Prologis has agreed to provide us financial allowances to build initial tenant improvements, subject to customary terms and conditions relating to landlord-funded tenant improvements. The tenant improvements are recorded as leasehold improvement assets and amortized over the term of the lease. The financial allowances are treated as a lease incentive and recorded as deferred rent which is amortized as reductions to lease expense over the lease term. Deferred rent for this facility was approximately $388,000 as of June 30, 2015 and approximately $391,000 as of December 31, 2014.

Operating Leases — United Kingdom

In January 2011, we amended the existing lease agreements of our wholly-owned subsidiary, Stem Cell Sciences (U.K.) Ltd, effectively reducing our leased office and lab space. The lease by its terms was extended to September 30, 2013. In October 2013, we signed a new three-year lease agreement for the leased space and expect to pay rent of approximately GBP 53,000 per annum. StemCells, Inc. is the guarantor of Stem Cell Sciences (U.K.) Ltd.’s obligations under the existing lease. The lease includes an option for early termination of the lease agreement, which we exercised in February 2015. In December 2014, we sold our SC Proven reagent and cell culture business and as part of the wind-down of our business operations in UK, sublet our leased space from January 2015 to our opted early termination date of October 2015.

With the exception of the operating leases discussed above, we have not entered into any significant off balance sheet financial arrangements and have not established any special purpose entities. We have not guaranteed any debts or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations

In the table below, we set forth our legally binding and enforceable contractual cash obligations at June 30, 2015:

	Total Obligations at June 30, 2015	Payable in (July to December) 2015	Payable in 2016	Payable in 2017	Payable in 2018	Payable in 2019	Payable in 2020 and Beyond
Operating lease payments(1)	$15,235,197	$993,862	$1,968,459	$2,014,706	$2,061,260	$2,108,130	$6,088,780
Capital lease payment (equipment)	46,925	13,073	19,394	9,941	4,517	—	—
Loan Payable (principal & interest)(2)	3,601,695	2,161,017	1,440,678	—	—	—	—

Total contractual cash obligations	$18,883,817	$3,167,952	$3,428,531	$2,024,647	$2,065,777	$2,108,130	$6,088,780

(1)	See Note 7, “Commitments and Contingencies” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.
(2)	See Note 6, “Loan Payable” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

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

We do not have any material unconditional purchase obligations or commercial commitments related to capital expenditures, clinical development, clinical manufacturing, or other external services contracts at June 30, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks at June 30, 2015 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2014 on file with the U.S. Securities and Exchange Commission.

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

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In July 2006, we filed suit against Neuralstem, Inc. in the Federal District Court for the District of Maryland, alleging that Neuralstem’s activities infringe claims in four of our patents, specifically U.S. Patent No. 6,294,346 (claiming the use of human neural stem cells for drug screening), U.S. Patent No. 7,101,709 (claiming the use of human neural stem cells for screening biological agents), U.S. Patent No. 5,851,832 (claiming methods for proliferating human neural stem cells), and U.S. Patent No. 6,497,872 (claiming methods for transplanting human neural stem cells). In May 2008, we filed a patent infringement suit against Neuralstem and its two founders, Karl Johe and Richard Garr, in the Federal District Court for the Northern District of California, alleging that Neuralstem’s activities infringe claims in two of our patents, specifically U.S. Patent No. 7,361,505 (claiming composition of matter of human neural stem cells derived from any source material) and U.S. Patent No. 7,115,418 (claiming methods for proliferating human neural stem cells). All six of these patents claim inventions arising out of research conducted by Samuel Weiss and Brent Reynolds while at the University of Calgary.

In July 2009, the Maryland District Court consolidated these two cases and, in December 2014, it began the first phase of trial in order to address the sole question of whether we have legal standing to pursue our patent infringement claims against Neuralstem. Following this phase of the trial, in July 2015, the trial court dismissed the case with prejudice because it concluded a third person is both a co-owner and a co-inventor of the Weiss and Reynolds patents, so as a matter of law we lack standing to pursue patent infringement claims against Neuralstem using these six patents.

Notably, four of the six litigated Reynolds and Weiss patents have already expired. The fifth expires in 2016 and the sixth expires in 2019. Moreover, our proprietary HuCNS-SC cells are protected by several other patent families, including U.S. Patents Nos. 5,968,829 and 7,153,686 and U.S. Patent Application No. 11/148,431, claiming highly purified populations of human neural stem cells, as well as by our proprietary expertise, none of which are affected by the trial court’s decision. Accordingly, we do not view the court’s decision as being material to our business.

ITEM 1A. RISK FACTORS

There have been no material change from the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM	3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM	5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 31.1 —	Certification of Martin McGlynn under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 —	Certification of Gregory Schiffman under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 —	Certification of Martin McGlynn Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 —	Certification of Gregory Schiffman Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.1 —	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEMCELLS, INC. (name of Registrant)

August 6, 2015	/s/ Gregory Schiffman
Gregory Schiffman
Chief Financial Officer

Exhibit Index

Exhibit 31.1 —	Certification of Martin McGlynn under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 —	Certification of Gregory Schiffman under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 —	Certification of Martin McGlynn Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 —	Certification of Gregory Schiffman Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.1 —	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.