Form 10-Q
period 2015-09-30
STEMCELLS INC
filed 2015-11-02
CIK 883975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2015

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

At October 22, 2015, there were 108,807,706 shares of Common Stock, $.01 par value, issued and outstanding.

STEMCELLS, INC.

NOTE REGARDING REFERENCES TO US AND OUR COMMON STOCK

Throughout this Form 10-Q, the words “we,” “us,” “our,” and “StemCells” refer to StemCells, Inc., including our directly and indirectly wholly-owned subsidiaries. “Common stock” refers to the common stock, $.01 par value, of StemCells, Inc.

PART I-FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STEMCELLS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$21,185,263	$24,987,603
Trade receivables	2,625	159,466
Other receivables	138,645	256,166
Prepaid assets	917,796	1,017,726
Deferred financing costs, current	4,162	22,082
Other assets, current	24,189	64,928

Total current assets	22,272,680	26,507,971
Property, plant and equipment, net	5,441,329	5,186,958
Intangible assets, net	294,329	356,889
Deferred financing costs, non-current	—	1,224
Other assets, non-current	373,717	373,717

Total assets	$28,382,055	$32,426,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,391,716	$1,818,831
Accrued expenses and other current liabilities	5,627,486	4,869,710
Loan payable net of discount, current	2,453,451	4,686,388
Deferred revenue, current	16,826	16,826
Capital lease obligation, current	22,567	20,191
Deferred rent, current	123,333	85,925

Total current liabilities	9,635,379	11,497,871
Capital lease obligations, non-current	15,977	9,230
Loan payable net of discount, non-current	8,916,641	10,334,029
Fair value of warrant liability	615,925	1,684,551
Deferred rent, non-current	1,656,330	1,734,214
Deferred revenue, non-current	33,465	46,084
Other long-term liabilities	399,370	1,250,007

Total liabilities	21,273,087	26,555,986
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.01 par value; 225,000,000 shares authorized; issued and outstanding 108,589,273 at September 30, 2015 and 68,729,774 at December 31, 2014	1,085,893	687,298
Additional paid-in capital	453,702,872	425,389,693
Accumulated deficit	(447,726,670)	(420,271,608)
Accumulated other comprehensive income	46,873	65,390

Total stockholders’ equity	7,108,968	5,870,773

Total liabilities and stockholders’ equity	$28,382,055	$32,426,759

See Notes to Condensed Consolidated Financial Statements.

STEMCELLS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue:
Revenue from licensing agreements, grants and other	$37,030	$82,406	$88,158	$129,469

Operating expenses:
Research and development	7,719,720	4,396,873	21,250,896	14,865,874
General and administrative	2,305,241	2,065,117	7,058,166	6,444,786

Total operating expenses	10,024,961	6,461,990	28,309,062	21,310,660

Loss from operations	(9,987,931)	(6,379,584)	(28,220,904)	(21,181,192)
Other income (expense):
Change in fair value of warrant liability	427,589	4,076,360	1,068,626	95,266
Interest income	2,171	2,223	5,704	6,097
Interest expense	(106,843)	(311,349)	(438,466)	(1,035,061)
Other income (expense), net	22,367	(7,244)	129,978	(38,128)

Total other income (expense), net	345,284	3,759,990	765,842	(971,826)

Net loss from continuing operations	(9,642,647)	(2,619,594)	(27,455,062)	(22,153,018)
Discontinued operations:
Loss from discontinued operations	—	(137,592)	—	(339,648)

Net loss	$(9,642,647)	$(2,757,186)	$(27,455,062)	$(22,492,666)

Basic and diluted net loss per share:
Basic and diluted net loss per share from continuing operations	$(0.09)	$(0.04)	$(0.30)	$(0.38)
Basic and diluted net loss per share from discontinued operations	—	—	—	—

Basic and diluted net loss per share	$(0.09)	$(0.04)	$(0.30)	$(0.38)

Weighted average number of common shares outstanding, basic and diluted	108,478,361	66,535,000	91,106,853	59,224,989

See Notes to Condensed Consolidated Financial Statements.

STEMCELLS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net and comprehensive loss from continuing operations	$(9,642,647)	$(2,619,594)	$(27,455,062)	$(22,153,018)

Discontinued operations:
Net loss from discontinued operations	—	(137,592)	—	(339,648)
Foreign currency translation adjustments	(2,927)	(182,933)	(18,517)	(72,364)

Comprehensive loss from discontinued operations	(2,927)	(320,525)	(18,517)	(412,012)

Comprehensive loss	$(9,645,574)	$(2,940,119)	$(27,473,579)	$(22,565,030)

See Notes to Condensed Consolidated Financial Statements.

STEMCELLS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(27,455,062)	$(22,492,666)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	840,533	992,612
Stock-based compensation	4,086,710	1,543,577
Amortization of debt discount and issuance costs	98,988	192,117
(Gain) loss on disposal of fixed assets	(168,898)	8,845
Change in fair value of warrant liability	(1,068,626)	(95,266)
Changes in operating assets and liabilities:
Trade receivables	152,877	37,121
Accrued interest and other receivables	113,746	277,173
Prepaid and other current assets	213,761	(483,178)
Accounts payable and accrued expenses	(511,188)	(911,327)
Deferred revenue	(12,619)	(52,291)
Deferred rent	(40,477)	5,500
Other assets non-current	—	17,207

Net cash used in operating activities	(23,750,255)	(20,960,576)
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,005,273)	(598,432)
Proceeds from sale of property, plant and equipment	168,713	—

Net cash used in investing activities	(836,560)	(598,432)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	24,942,963	18,952,721
Proceeds from exercise of warrants, net of issuance costs	—	1,974,931
Proceeds from loan payable, net of issuance costs	—	5,775,543
Repayment of loan payable	(3,730,168)	(2,996,204)
Repayment of capital lease obligations	(17,764)	(15,842)
Payments related to net share issuance of stock based awards	(392,587)	(499,333)

Net cash provided by financing activities	20,802,444	23,191,816

Increase (decrease) in cash and cash equivalents	(3,784,371)	1,632,808
Effects of foreign exchange rate changes on cash	(17,969)	(5,643)
Cash and cash equivalents, beginning of period	24,987,603	30,585,424

Cash and cash equivalents, end of period	$21,185,263	$32,212,589

Supplemental disclosure of cash flow information:
Interest paid	$191,895	$384,545
Supplemental schedule of non-cash investing and financing activities:
Equipment acquired under a capital lease (1)	$28,882	$—

(1)	Represents the present value of future minimum capital lease payments for equipment leased.

See Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2015 and 2014

Note 1. Summary of Significant Accounting Policies

Nature of Business.

StemCells, Inc., a Delaware corporation, is a biopharmaceutical company that operates in one segment, the research, development, and commercialization of stem cell therapeutics and related technologies.

The accompanying financial data as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted pursuant to these rules and regulations. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. The December 31, 2014 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. However, we believe that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of StemCells, Inc., and our wholly-owned subsidiaries, including StemCells California, Inc., Stem Cell Sciences Holdings Ltd, and Stem Cell Sciences (UK) Ltd . All significant intercompany accounts and transactions have been eliminated.

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

Significant estimates include the following:

•	the grant date fair value of stock-based awards recognized as compensation expense (see Note 6, “Stock-Based Compensation”); and

•	the fair value of warrants recorded as a liability (see Note 9, “Warrant Liability”).

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

Warrant Liability

We account for our warrants in accordance with U.S. GAAP which defines how freestanding contracts that are indexed to and potentially settled in a company’s own stock should be measured and classified. Authoritative accounting guidance prescribes that only warrants issued by us under contracts that cannot be net-cash settled, and are both indexed to and settled in our common stock, can be classified as equity. As part of our December 2011 financing, we issued Series A Warrants with a five year term to purchase 8,000,000 shares at $1.40 per share and Series B Warrants with a ninety trading day term to purchase 8,000,000 units at $1.25 per unit. Each unit underlying the Series B Warrants consisted of one share of our common stock and one Series A Warrant. In the first and second quarter of 2012, an aggregate of 2,700,000 Series B Warrants were exercised. For the exercise of these warrants, we issued 2,700,000 shares of our common stock and 2,700,000 Series A Warrants. The remaining 5,300,000 Series B Warrants expired unexercised by their terms on May 2, 2012. The Series A Warrants contain full ratchet anti-dilution price protection so that, in most situations, upon the issuance of any common stock or securities convertible into common stock at a price below the then-existing exercise price of the Series A Warrants, the Series A exercise price will be reset to the lower common stock sales price As a result of our April 2015 financing, the exercise price of the outstanding Series A warrants were reduced from $1.40 per share to $0.6999999 per share. As terms of the Series A Warrants do not meet the specific conditions for equity classification, we are required to classify the fair value of these warrants as a liability, with subsequent changes in fair value to be recorded as income (loss) due to change in fair value of warrant liability. The fair value of the Series A Warrants is determined using a Monte Carlo simulation model (see Note 9, “Warrant Liability”). The fair value is affected by changes in inputs to these models including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. The use of a Monte Carlo simulation model requires input of additional assumptions including the progress of our R&D programs and its affect on potential future financings. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability. The estimated fair value of our warrant liability at September 30, 2015, was approximately $616,000.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net loss from continuing operations	$(9,642,647)	$(2,619,594)	$(27,455,062)	$(22,153,018)
Net loss from discontinued operations	—	(137,592)	—	(339,648)

Net loss	$(9,642,647)	$(2,757,186)	$(27,455,062)	$(22,492,666)

Weighted average shares outstanding used to compute basic and diluted net income or loss per share	108,478,361	66,535,000	91,106,853	59,224,989

Basic and diluted net loss per share from continuing operations	$(0.09)	$(0.04)	$(0.30)	$(0.38)

Basic and diluted net loss per share from discontinued operations	—	—	—	—

Basic and diluted net loss per share	$(0.09)	$(0.04)	$(0.30)	$(0.38)

The following outstanding potentially dilutive securities were excluded from the computation of diluted net income or loss per share because the effect would have been anti-dilutive as of September 30:

	2015	2014
Options	2,794,229	317,729
Restricted stock units	9,262,518	3,384,940
Warrants	44,277,849	23,478,181

Total	56,334,596	27,180,850

In August 2015, 9,604,520 warrants expired unexercised by their terms. These warrants were issued as part of a financing transaction in July 2014.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income or loss and other comprehensive income or loss (OCL). OCL includes certain changes in stockholders’ equity that are excluded from net income or loss. Specifically, when applicable, we include in OCL changes in unrealized gains and losses on foreign currency translations. Accumulated other comprehensive income was $46,873 as of September 30, 2015, and accumulated other comprehensive income was $65,390, as of December 31, 2014.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. In July 2015, the FASB voted to defer the effective date of this ASU for one year, revising the effective date for interim and annual periods beginning after December 15, 2016. Early adoption is permitted. The Company does not anticipate the adoption of this ASU will have a material impact on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The ASU requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” This ASU is effective for annual periods ending after December 15, 2017, and interim periods thereafter; early adoption is permitted.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest” , which amends the presentation of debt issuance costs in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than as a deferred charge as presented under current guidance. ASU 2015-03 is effective for annual and interim periods beginning after December 15, 2015, and must be retrospectively applied. Early adoption is permitted. The Company does not expect the adoption of this amendment to have a material effect on its financial condition and results of operations.

Note 2. Financial Instruments

The following table summarizes the fair value of our cash and cash equivalents held in our current investment portfolio:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
September 30, 2015
Cash	$506,685	$—	$—	$506,685
Cash equivalents	20,678,578	—	—	20,678,578

Total cash and cash equivalents	$21,185,263	$—	$—	$21,185,263

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
December 31, 2014
Cash	$1,398,928	$—	$—	$1,398,928
Cash equivalents	23,588,675	—	—	23,588,675

Total cash and cash equivalents	$24,987,603	$—	$—	$24,987,603

At September 30, 2015, our investments in money market accounts are through a money market fund that invests in high quality, short-term money market instruments which are classified as cash equivalents in the accompanying Condensed Consolidated Balance Sheet due to their short maturities. The investment seeks to provide the highest possible level of current income while still maintaining liquidity and preserving capital. From time to time, we carry cash balances in excess of federally insured limits.

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

Our liability for warrants issued in our 2011 financing is classified as Level 3 as the liability is valued using a Monte Carlo simulation model. Some of the significant inputs used to calculate the fair value of warrant liability include our stock price on the valuation date, expected volatility of our common stock as traded on NASDAQ, and risk-free interest rates that are derived from the yield on U.S. Treasury debt securities, all of which are observable from active markets. However, the use of a Monte Carlo simulation model requires the input of additional subjective assumptions including management’s assumptions regarding the likelihood of a re-pricing of these warrants pursuant to anti-dilution provisions and the progress of our R&D programs and its affect on potential future financings. While subjective, the sensitivity of the unobservable inputs is not significant and the main driver in the sensitivity of the calculation is an observable input which is the share price.

The following table presents financial assets and liabilities measured at fair value as of September 30, 2015:

	Fair Value Measurement at Report Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	As of September 30, 2015
Financial assets:
Cash equivalents:
Money market funds	$21,744	$—	$—	$21,744
U.S. Treasury debt obligations	20,656,834	—	—	20,656,834

Total financial assets	$20,678,578	$—	$—	$20,678,578

Financial liabilities:
Loan payable net of discounts	—	—	11,370,092	11,370,092
Warrant liabilities	—	—	615,925	615,925

Total financial liabilities	$—	$—	$11,986,017	$11,986,017

Level 3 Reconciliation

The following table presents a roll forward for liabilities measured at fair value using significant unobservable inputs (Level 3) for 2015:

Warrant liabilities
Balance at June 30, 2015	$1,043,514
Less change in fair value of warrants	(427,589)

Balance at September 30, 2015	$615,925

Loan payable net of discounts
Balance at June 30, 2015	$12,383,018
Add amortization of discount	19,188
Less repayments of principal	(1,032,114)

Balance at September 30, 2015	$11,370,092

Current portion	2,453,451
Non-current portion	8,916,641

Balance at September 30, 2015	$11,370,092

Note 4. Property, Plant and Equipment

Property, plant and equipment balances at September 30, 2015 and December 31, 2014 are summarized below:

	September 30, 2015	December 31, 2014
Building and improvements	$3,601,368	$6,794,556

Machinery and equipment	8,490,361	8,161,291

Furniture and fixtures	332,831	639,909

	12,424,560	15,595,756
Less accumulated depreciation	(6,983,231)	(10,408,798)

Property, plant and equipment, net	$5,441,329	$5,186,958

Depreciation expense was approximately $274,000 and $778,000 respectively for the three and nine month period ended September 30, 2015. For the similar periods in 2014, depreciation expense was $246,000 and $766,000 respectively.

Note 5. Intangible Assets

The components of our intangible assets at September 30, 2015 are summarized below:

Intangible Asset Class	Cost	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Patents and licenses	$1,243,612	$(949,283)	$294,329	15 years

Amortization expense was approximately $21,000 in the third quarter of 2015 and expected amortization expense for the year ended December 31, 2015 is approximately $83,000.

The expected future annual amortization expense for each of the next five years based on current balances of our intangible assets is approximately as follows:

For the year ending December 31:
2016	$75,496
2017	$54,923
2018	$27,978
2019	$27,978
2020	$26,594

Note 6. Stock-Based Compensation

We currently grant stock-based compensation under two equity incentive plans (2006 and 2013 Equity Incentive Plans) approved by the Company’s stockholders and one plan adopted in 2012 pursuant to NASDAQ Listing Rule 5635(c)(4) concerning inducement grants for new employees (our “2012 Commencement Incentive Plan”). As of September 30, 2015, we had 4,890,558 shares available to grant under the above mentioned plans. At our annual stockholders meeting held on June 12, 2007, our stockholders approved an amendment to our 2006 Equity Incentive Plan to provide for an annual increase in the number of shares of common stock available for issuance under the plan each January 1 (beginning January 1, 2008) equal to 4% of the outstanding common shares as of that date. The amendment further provided an aggregate limit of 3,000,000 shares issuable pursuant to incentive stock option awards under the plan. At our annual stockholders meeting held on December 20, 2013, our stockholders approved our 2013 Equity Incentive Plan to grant stock-based compensation of up to an initial 6,000,000 shares, plus an increase of 4% per year of the outstanding number of shares of our common stock beginning in January 1, 2015. Under the three stockholder-approved plans we may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, 401(k) Plan employer match in form of shares and performance-based shares to our employees, directors and consultants, at prices determined by our Board of Directors. Incentive stock options may only be granted to employees under these plans with a grant price not less than the fair market value on the date of grant. Under our 2012 Commencement Inducement Plan, we may only award options, restricted stock units and other equity awards to newly hired employees and newly engaged directors, in each case as allowed by NASDAQ listing requirements.

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

Our stock-based compensation expense for the three and nine months ended September 30 was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Research and development expense	$781,791	$188,357	$2,063,499	$414,246
General and administrative expense	644,451	320,454	2,023,211	1,129,331

Total stock-based compensation	$1,426,242	$508,811	$4,086,710	$1,543,577

Effect on basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.04)	$(0.03)

As of September 30, 2015, we had approximately $8,154,000 of total unrecognized compensation expense related to unvested awards of stock options and restricted stock units granted under our various equity incentive plans that we expect to recognize over a weighted-average vesting period of 1.9 years.

Stock Options

A summary of our stock option activity for the three months ended September 30, 2015 is as follows:

	Number of options	Weighted-average exercise price ($) per share
Outstanding options at June 30, 2015	2,765,229	2.49
Granted[1]	105,000	0.43
Exercised	—	—
Cancelled	(76,000)	1.39

Outstanding options at September 30, 2015	2,794,229	2.44

A summary of changes in unvested options for the three months ended September 30, 2015 is as follows:

	Number of options	Weighted-average exercise price ($) per share	Weighted-average grant date fair value ($) per option
Unvested options at June 30, 2015	2,490,000	0.70	0.46
Granted	105,000	0.43	0.28
Vested	—	—	—
Cancelled	(75,000)	0.71	0.49

Unvested options at September 30, 2015	2,520,000	0.69	0.45

Restricted Stock Units

We have granted restricted stock units (RSUs) to certain employees and members of the Board of Directors which entitle the holders to receive shares of our common stock upon vesting of the RSUs. The fair value of restricted stock units granted is based upon the market price of the underlying common stock as if it were vested and issued on the date of grant.

[1]	These stock awards are performance based and vest on achievement of predefined milestones.

A summary of changes in our restricted stock units for the three months ended September 30, 2015 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value ($)
Outstanding at June 30, 2015	9,358,518	1.22
Granted[2]	100,000	0.41
Vested and exercised	(87,500)	1.93
Cancelled	(108,500)	1.14

Outstanding at September 30, 2015	9,262,518	1.20

Stock Appreciation Rights

In July 2006, we granted cash-settled Stock Appreciation Rights (SARs) to certain employees that give the holder the right, upon exercise, to the difference between the price per share of our common stock at the time of exercise and the exercise price of the SARs.

The SARs have a maximum term of ten years with an exercise price of $20.00, which is equal to the market price of our common stock at the date of grant. The SARs vest 25% on the first anniversary of the grant date and 75% vest monthly over the remaining three-year service period. At September 30, 2015 and 2014, there were 110,593 SARs outstanding. All of the outstanding SARs as of September 30, 2015 are fully vested. There were no SARs granted, exercised or forfeited during the three months ended September 30, 2015. Compensation expense is based on the fair value of SARs which is calculated using the Black-Scholes option pricing model.

The stock-based compensation expense and liability are re-measured at each reporting date through the earlier of date of settlement or forfeiture of the SARs. For the three months ended September 30, 2015 and 2014, the re-measured liability and expense for the respective periods related to the SARs were not significant.

The compensation expense related to the SARs recognized for the three months ended September 30, 2015 may not be representative of compensation expense for future periods and its resulting effect on net loss and net loss per share attributable to common stockholders, due to changes in the fair value calculation which is dependent on the stock price, volatility, interest and forfeiture rates, additional grants and subsequent periods of vesting. We will continue to recognize compensation cost each period, which will be the change in fair value from the previous period through the earlier date of settlement or forfeiture of the SARs.

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

[2]	These stock awards are performance based and vest on achievement of predefined milestones.

The following table is a summary of the changes in the carrying value of our loan payable to Silicon Valley Bank for the three months ended September 30, 2015:

Silicon Valley Bank Loan
Carrying value of loan payable at 6/30/2015 (current)	$3,466,377
Repayment of principal	(1,032,114)
Accretion of discount	19,188

Carrying value of loan payable at 9/30/2015 (current)	$2,453,451

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

Note 8. Commitments and Contingencies

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

Operating Leases — California

In December 2010, we entered into a commercial lease agreement with BMR-Gateway Boulevard LLC (BMR), as landlord, for office and research space at BMR’s Pacific Research Center in Newark, California. The initial term of the lease is approximately eleven and one-half years and includes escalating rent payments which we recognize as lease operating expense on a straight-line basis. We will pay approximately $17,869,000 in aggregate as rent over the term of the lease to BMR. Deferred rent for this facility was approximately $1,395,000 as of September 30, 2015, and approximately $1,429,000 as of December 31, 2014.

In March 2013, we entered into a commercial lease agreement with Prologis, L.P. (Prologis), as landlord, for office and research space in Sunnyvale, California. The facility is for operations that support our clinical development activities. The initial term of the lease is ten years and includes escalating rent payments which we recognize as lease operating expense on a straight-line basis. We will pay approximately $3,497,000 in aggregate rent over the term of the lease. As part of the lease, Prologis has agreed to provide us financial allowances to build initial tenant improvements, subject to customary terms and conditions relating to landlord-funded tenant improvements. The tenant improvements are recorded as leasehold improvement assets and amortized over the term of the lease. The financial allowances are treated as a lease incentive and recorded as deferred rent which is amortized as reductions to lease expense over the lease term. Deferred rent for this facility was approximately $385,000 as of September 30, 2015, and approximately $391,000 as of December 31, 2014.

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

In December 2011, we raised gross proceeds of $10,000,000 through a public offering of 8,000,000 units and 8,000,000 Series B Warrants. The combination of units and Series B Warrants were sold at a public offering price of $1.25 per unit. Each Series B Warrant gave the holder the right to purchase one unit at an exercise price of $1.25 per unit and was exercisable until May 2, 2012, the 90th trading day after the date of issuance. Each unit consisted of one share of our common stock and one Series A Warrant. Each Series A Warrant gives the holder the right to purchase one share of our common stock at an initial exercise price of $1.40 per share. The Series A Warrants are immediately exercisable upon issuance and will expire in December 2016. In 2012, an aggregate of 2,700,000 Series B Warrants were exercised. For the exercise of these warrants, we issued 2,700,000 shares of our common stock and 2,700,000 Series A Warrants. The remaining 5,300,000 Series B Warrants expired unexercised by their terms on May 2, 2012. In 2012, 2013 and 2014, an aggregate of 2,198,571, 384,534 and 1,180,015 Series A Warrants were exercised, respectively. For the exercise of these warrants, in 2012, 2013 and 2014, we issued 2,198,571, 384,534 and 1,180,015 shares of our common stock and received gross proceeds of approximately $3,078,000, $538,000 and $1,652,000, respectively. The shares were offered under our shelf registration statement previously filed with, and declared effective by, the SEC. The Series A Warrants contain full ratchet anti-dilution price protection so that, in most situations upon the issuance of any common stock or securities convertible into common stock at a price below the then-existing exercise price of the outstanding Series A Warrants, the Series A exercise price will be reset to the lower common stock sales price As a result of our April 2015 financing, the exercise price of the Series A warrants were reduced from $1.40 per share to $0.6999999 per share.

The assumptions used for the Monte Carlo simulation model to value the outstanding Series A Warrants at September 30, 2015 are as follows:

Risk-free interest rate per year	0.40%
Expected volatility per year	66.4%
Expected dividend yield	0%
Expected life (years)	1.2

The use of the Monte Carlo simulation model requires the input of additional subjective assumptions including the progress of our R&D programs and its affect on potential future financings.

The following table is a summary of the changes in fair value of warrant liability for the Series A Warrants in 2015:

	Series A
	Number of Warrants	Fair value $
Balance at December 31, 2014	6,936,880	$1,684,551
Changes in fair value	—	(1,068,626)

Balance at September 30, 2015	6,936,880	$615,925

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

We conducted a Phase I/II clinical trial in dry AMD at five trial sites in the United States, and in June 2014, based on positive interim results, we closed enrollment for this trial in order to focus our efforts on initiating a follow-on Phase II randomized, controlled proof-of-concept study in 2015. The phase I/II trial was designed to evaluate the safety and preliminary efficacy of sub-retinal HuCNS-SC cell transplantation in geographic atrophy (GA), the most advanced form of dry AMD. Multiple safety and efficacy assessments were incorporated into the study, including various assessments of visual function and measurements of disease status by direct retinal examination. The tests in the study included best-corrected visual acuity (BCVA), contrast sensitivity (CS), microperimetry for analysis of visual function, optical coherence tomography (OCT), and fundus autofluorescence (FAF) to measure the extent of the underlying geographic atrophy. Initial assessment of data from the Phase I/II trial indicate that the BCVA and CS measurements for the majority of the patients in the study either improved or remained stable in the treated eye. OCT analysis showed increases in central subfield thickness and in macular volume in the treated eye relative to the untreated eye. For those patients enrolled in the study with lesions sizes consistent with the eligibility criteria for enrollment in our Phase II efficacy study, the study showed GA growth rates in the study eye that were lower than those seen in the control eye.

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

We review our valuation assumptions at each grant date and, as a result, our assumptions in future periods may change. As of September 30, 2015, we expect to recognize approximately $8,154,000 of compensation expense related to unvested stock-based awards over a weighted-average period of 1.9 years. See also Note 6, “Stock-Based Compensation,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

Warrant Liability

We account for our warrants in accordance with U.S. GAAP which defines how freestanding contracts that are indexed to and potentially settled in a company’s own stock should be measured and classified. Authoritative accounting guidance prescribes that only warrants issued by us under contracts that cannot be net-cash settled, and are both indexed to and settled in our common stock, can be classified as equity. As part of our December 2011 financing, we issued Series A Warrants with a five year term to purchase 8,000,000 shares at $1.40 per share and Series B Warrants with a ninety trading day term to purchase 8,000,000 units at $1.25 per unit. Each unit underlying the Series B Warrants consisted of one share of our common stock and one Series A Warrant. In the first and second quarter of 2012, an aggregate of 2,700,000 Series B Warrants were exercised. For the exercise of these warrants, we issued 2,700,000 shares of our common stock and 2,700,000 Series A Warrants. The remaining 5,300,000 Series B Warrants expired unexercised by their terms on May 2, 2012. The Series A Warrants contain full ratchet anti-dilution price protection so that, in most situations upon the issuance of any common stock or securities convertible into common stock at a price below the then-existing exercise price of the Series A Warrants, the Series A exercise price will be reset to the lower commons stock sales price. As a result of our April 2015 financing, the exercise price of the outstanding Series A warrants were reduced from $1.40 per share to $0.6999999 per share. As terms of the Series A Warrants, do not meet the specific conditions for equity classification, we are required to classify the fair value of these warrants as a liability, with subsequent changes in fair value to be recorded as income (loss) due to change in fair value of warrant liability. The fair value of the Series A Warrants is determined using a Monte Carlo simulation model (see Note 9, “Warrant Liability”). The fair value is affected by changes in inputs to these models including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. The use of a Monte Carlo simulation model requires input of additional assumptions including the progress of our R&D programs and its affect on potential future financings. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability. The estimated fair value of our warrant liability at September 30, 2015, was approximately $616,000.

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

Results of Operations

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future due to the occurrence of material recurring and nonrecurring events, including without limitation the receipt and payment of recurring and nonrecurring licensing payments, the initiation or termination of clinical studies, research collaborations and development programs for both cell-based therapeutic products and research tools, unpredictable or unanticipated manufacturing and supply costs, unanticipated capital expenditures necessary to support our business, legal expenses to create, prosecute and protect our intellectual property, the on-going expenses to maintain our facilities.

Revenue

Revenue for the three and nine-month periods ended September 30, 2015, as compared with the same period in 2014, is summarized in the table below:

	Three months ended September 30,		Change in 2015 versus 2014		Nine months ended September 30,		Change in 2015 versus 2014
	2015	2014	$	%	2015	2014	$	%
Revenue:

Licensing agreements	$37,030	$82,406	(45,376)	(55)%	$88,158	$129,469	(41,311)	(32)%

Third quarter ended September 30, 2015 versus third quarter ended September 30, 2014. Total revenue in the third quarter of 2015 was approximately $37,000 compared to approximately $82,000 for the third quarter of 2014. Revenue for both years were from licensing agreements.

Nine-month period ended September 30, 2015 versus nine-month period ended September 30, 2014. Total revenue from licensing agreements in the nine-month period ended September 30, 2015 was approximately $88,000, which was 32% lower than total revenue of approximately $129,000 for the same period of 2014.

Licensing revenue for the third quarters and nine-month periods for 2015 and 2014 were not significant.

Operating Expenses

Operating expenses for the three and nine-month periods ended September 30, 2015, as compared with the same period in 2014, is summarized in the table below:

	Three months ended September 30,		Change in 2015 versus 2014		Nine months ended September 30,		Change in 2015 versus 2014
	2015	2014	$	%	2015	2014	$	%
Operating expenses:

Research and development	7,719,720	4,396,873	3,322,847	76%	21,250,896	14,865,874	6,385,022	43%

General and administrative	2,305,241	2,065,117	240,124	*	7,058,166	6,444,786	613,380	10%

Total operating expenses	10,024,961	6,461,990	3,562,971	55%	28,309,062	21,310,660	6,998,402	33%

* Calculation not meaningful

Research and Development Expenses

Our R&D expenses consist primarily of salaries and related personnel expenses, costs associated with clinical trials and regulatory submissions, costs associated with preclinical activities such as toxicology studies, costs associated with cell processing and process development, certain patent-related costs such as licensing, facilities related costs such as allocated rent and operating expenses, depreciation, lab equipment and supplies. Clinical trial expenses include payments to vendors such as clinical research organizations, contract manufacturers, clinical trial sites, laboratories for testing clinical samples and consultants. Cumulative R&D costs incurred since we refocused our activities on developing cell-based therapeutics (fiscal years 2000 through the nine months ended September 30, 2015) were approximately $231 million. Over this period, the majority of these cumulative costs were related to: (i) characterization of our proprietary HuCNS-SC cells, (ii) expenditures for toxicology and other preclinical studies, preparation and submission of applications to regulatory agencies to conduct clinical trials and obtaining regulatory clearance to initiate such trials, all with respect to our proprietary HuCNS-SC cells, (iii) preclinical studies and development of our human liver engrafting cells, (iv) costs associated with cell processing and process development, and (v) costs associated with our clinical studies.

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

Third quarter ended September 30, 2015 versus third quarter ended September 30, 2014. R&D expenses totaled approximately $7,720,000 in the third quarter of 2015 compared with $4,397,000 in the third quarter of 2014. The increase of approximately $3,323,000, or 76%, in 2015 compared to 2014, was primarily attributable to (i) an increase in personnel costs of approximately $1,057,000 due to the addition of key personnel to strengthen our product development and clinical operations capabilities and an increase in stock based compensation, (ii) an increase of approximately $857,000 in expenses related to our clinical studies; primarily attributable to expenses incurred towards initiating a follow-on Phase II randomized, controlled proof-of-concept study in dry AMD in the second-half of 2015, (iii) an increase of approximately $823,000 in external services, (iv) an increase of approximately $308,000 in supplies due to increased clinical and process development activities , (v) an increase in facilities expenses of $209,000 primarily related to manufacturing activities, and (vi) an increase in other operating expenses of approximately $69,000.

Nine-month period ended September 30, 2015 versus nine-month period ended September 30, 2014. R&D expenses totaled approximately $21,251,000 in the nine-month period ended September 30, 2015 compared with $14,866,000 for the same period in 2014. The increase of approximately $6,385,000, or 43%, in 2015 compared to 2014, was primarily attributable (i) an increase in personnel costs of approximately $3,294,000 due to the addition of key personnel to strengthen our product development and clinical operations capabilities and an increase in stock based compensation, (ii) an increase of approximately $1,446,000 in expenses related to our clinical studies; primarily attributable to expenses incurred towards initiating a follow-on Phase II randomized, controlled proof-of-concept study in dry AMD in the second-half of 2015 and increased activities in our Phase II proof of concept clinical trial to investigate our HuCNS-SC cells as a treatment for chronic cervical spinal cord injury, (iii) an increase of approximately $393,000 in external services, (iv) an increase of approximately $600,000 in supplies due to increased clinical and process development activities, (v) an increase in facilities expenses of $551,000 primarily related to manufacturing activities, and (vi) an increase in other operating expenses of approximately $101,000.

General and Administrative Expenses

General and administrative (G&A) expenses are primarily comprised of salaries, benefits and other staff related costs associated with sales and marketing, finance, legal, human resources, information technology, and other administrative personnel, allocated facilities and overhead costs, external legal and other external general and administrative services.

Third quarter ended September 30, 2015 versus third quarter ended September 30, 2014. G&A expenses totaled approximately $2,305,000 in the third quarter of 2015 compared with approximately $2,065,000 in the same period of 2014. The increase of approximately $240,000, in 2015 compared to 2014, was primarily attributable an increase of approximately $361,000 in payroll expenses primarily attributable to an increase in stock-based compensation awards offset by a decrease in other operating expenses of approximately $121,000.

Nine-month period ended September 30, 2015 versus nine-month period ended September 30, 2014. G&A expenses totaled approximately $7,058,000 in the nine-month period ended September 30, 2015 compared with approximately $6,445,000 in the same period of 2014. The increase of approximately $613,000, or 10%, in 2015 compared to 2014, was primarily attributable to an increase of approximately $1,138,000 in payroll expenses due to an increase in stock-based compensation awards offset by a decrease in other operating expenses of approximately $525,000 primarily attributable to a reduction in legal expenses.

Other Income (Expense)

Other income totaled approximately $345,000 in the third quarter of 2015 compared with other income of approximately $3,760,000 in the same period of 2014, and other income of approximately $766,000 for the nine-month period ended September 30, 2015 compared with other expense of approximately $972,000 for the nine-month period ended September 30, 2014.

	Three months ended September 30,		Change in 2015 versus 2014		Nine months ended September 30,		Change in 2015 versus 2014
	2015	2014	$	%	2015	2014	$	%
Other income (expense):
Change in fair value of warrant liability	427,589	4,076,360	(3,648,771)	(90)%	1,068,626	95,266	973,360	10%
Interest income	2,171	2,223	(52)	(2)%	5,704	6,097	(393)	(6)%
Interest expense	(106,843)	(311,349)	204,506	(66)%	(438,466)	(1,035,061)	596,595	(58)%

Other income (expense), net	22,367	(7,244)	29,611	(409)%	129,978	(38,128)	168,106	(441)%

Total other income (expense), net	345,284	3,759,990	(3,414,706)	(91)%	765,842	(971,826)	1,737,668	(179)%

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

Interest Income

Interest income in three and nine-month period ended September 30, 2015 and 2014 were not significant and is from the investment of our cash balances in money market accounts and short-term money market instruments that are highly liquid and that preserves capital.

Interest Expense

Interest expense was approximately $107,000 in the third quarter of 2015 compared with approximately $311,000 for the third quarter of 2014. Interest expense was approximately $438,000 for the nine-month period ended September 30, 2015 compared with approximately $1,035,000 for the nine-month period ended September 30, 2014. Interest expense in the three-and nine month period of 2015 is primarily attributable to interest due under a Loan Agreement with SVB. Interest expense for the similar periods in 2014 is primarily attributable to interest due under the Loan Agreement with SVB and interest accrued under the Loan Agreement with CIRM. See Note 7 “Loan Payable,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

Other income (expense), net

Other income of approximately $22,000 in the third quarter of 2015 was primarily attributable to the gain on sale of equipment. Other income of approximately $130,000 for the nine-month period ended September 30, 2015 was primarily attributable to the gain on sale of our Rhode Island property (see Note 8, “Commitments and Contingencies” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information) and gain on sale of equipment offset by state franchise taxes paid. Other expense of approximately $7,000 for the third quarter of 2014 and approximately $38,000 for the nine-month period ended September 30, 2014 was primarily related to state franchise taxes.

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

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue from product sales	$—	$171,371	$—	$705,992
Cost of product sales	—	58,163	—	223,536

Gross profit	—	113,208	—	482,456
Operating and other expenses	—	266,588	—	838,053

Net loss from discontinued operations	$—	$(153,380)	$—	$(355,597)

Liquidity and Capital Resources

Since our inception, we have financed our operations through the sale of common and preferred stock, the issuance of long-term debt and capitalized lease obligations, credit facilities, revenue from collaborative agreements, research grants, license fees, and interest income.

	September 30, 2015	December 31, 2014	Change
			$	%
Cash and cash equivalents	$21,185,263	$24,987,603	$(3,802,340)	(15)%

In summary, our cash flows were:

	Nine months ended September 30,		Change in 2015 versus 2014
	2015	2014	$	%
Net cash used in operating activities	$(23,750,255)	$(20,960,576)	$(2,789,679)	13%

Net cash used in investing activities	$(836,560)	$(598,432)	$(238,128)	40%

Net cash provided by financing activities	$20,802,444	$23,191,816	$(2,389,372)	(10)%

Net Cash Used in Operating Activities

Net cash used in operating activities in the nine-month period ended September 30, 2015 increased by approximately $2,790,000, or 13%, when compared to the same period of 2014. Cash used in operating activities is primarily driven by our net loss as adjusted for non-cash charges and differences in the timing of operating cash flows.

Net Cash Used in Investing Activities

Net cash used in investing activities of approximately $836,000 in the nine-month period ended September 30, 2015 was primarily related to the purchase of lab equipment for approximately $1,005,000, offset by receipts of approximately $149,000 from the sale of our property in Rhode Island (See Note 8, “Commitments and Contingencies” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information) and approximately $20,000 from the sale of lab equipment. In comparison, we used approximately $598,000 for the purchase of lab equipment in the nine-month period ended September 30, 2014.

Net Cash Provided by Financing Activities

Net cash of approximately $20,802,000 provided by financing activities in the nine-month period ended September 30, 2015 was primarily attributable to net proceeds of approximately $24,943,000 from a financing transaction in April 2015 partially offset by the repayment of loan, lease and other obligations. In comparison, net cash of approximately $23,192,000 provided by financing activities in the nine-month period ended September 30, 2014 was primarily attributable to net proceeds of approximately $18,953,000 from a financing transaction in July 2014; the receipt of approximately $5,776,000, net of issuance costs as a part of a loan provided under the CIRM Loan Agreement (see Note 7, “Loan Payable” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information); net proceeds of approximately $1,975,000 from the exercise of warrants; offset by repayment of loan, lease and other obligations.

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

We intend to pursue opportunities to obtain additional financing in the future through equity and debt financings, grants and collaborative research arrangements. In December 2013, we filed with the SEC, and the SEC declared effective, a universal shelf registration statement which permits us to issue up to $100 million worth of registered debt and equity securities. Under this effective shelf registration, we have the flexibility to issue registered securities, from time to time, in one or more separate offerings or other transactions with the size, price and terms to be determined at the time of issuance. Registered securities issued using this shelf may be used to raise additional capital to fund our working capital and other corporate needs, for future acquisitions of assets, programs or businesses, and for other corporate purposes. As of October 21, 2015, we had approximately $27 million under this universal shelf registration statement available for issuing debt or equity securities.

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

Operating Leases — California

In December 2010, we entered into a commercial lease agreement with BMR-Gateway Boulevard LLC (BMR), as landlord, for office and research space at BMR’s Pacific Research Center in Newark, California. The initial term of the lease is approximately eleven and one-half years and includes escalating rent payments which we recognize as lease operating expense on a straight-line basis. We will pay approximately $17,869,000 in aggregate as rent over the term of the lease to BMR. Deferred rent for this facility was approximately $1,395,000 as of September 30, 2015, and approximately $1,429,000 as of December 31, 2014.

In March 2013, we entered into a commercial lease agreement with Prologis, L.P. (Prologis), as landlord, for office and research space in Sunnyvale, California. The facility is for operations that support our clinical development activities. The initial term of the lease is ten years and includes escalating rent payments which we recognize as lease operating expense on a straight-line basis. We will pay approximately $3,497,000 in aggregate rent over the term of the lease. As part of the lease, Prologis has agreed to provide us financial allowances to build initial tenant improvements, subject to customary terms and conditions relating to landlord-funded tenant improvements. The tenant improvements are recorded as leasehold improvement assets and amortized over the term of the lease. The financial allowances are treated as a lease incentive and recorded as deferred rent which is amortized as reductions to lease expense over the lease term. Deferred rent for this facility was approximately $385,000 as of September 30, 2015 and approximately $391,000 as of December 31, 2014.

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

Contractual Obligations

In the table below, we set forth our legally binding and enforceable contractual cash obligations at September 30, 2015:

	Total Obligations at September 30, 2015	Payable in (October to December) 2015	Payable in 2016	Payable in 2017	Payable in 2018	Payable in 2019	Payable in 2020 and Beyond
Operating lease payments(1)	$14,735,292	$493,957	$1,968,459	$2,014,706	$2,061,260	$2,108,130	$6,088,780
Capital lease payment (equipment)	40,389	6,537	19,394	9,941	4,517	—	—
Loan Payable (principal & interest)(2)	2,521,187	1,080,509	1,440,678	—	—	—	—

Total contractual cash obligations	$17,296,868	$1,581,003	$3,428,531	$2,024,647	$2,065,777	$2,108,130	$6,088,780

(1)	See Note 8, “Commitments and Contingencies” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.
(2)	See Note 7, “Loan Payable” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

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

We do not have any material unconditional purchase obligations or commercial commitments related to capital expenditures, clinical development, clinical manufacturing, or other external services contracts at September 30, 2015.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks at September 30, 2015 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2014 on file with the U.S. Securities and Exchange Commission.

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

None.

ITEM 1A.	RISK FACTORS

There have been no material change from the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit 31.1 —	Certification of Martin McGlynn under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 —	Certification of Gregory Schiffman under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 —	Certification of Martin McGlynn Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 —	Certification of Gregory Schiffman Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.1 —	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEMCELLS, INC. (name of Registrant)

November 2, 2015	/s/ Gregory Schiffman
Gregory Schiffman
Chief Financial Officer

Exhibit Index

Exhibit 31.1 —	Certification of Martin McGlynn under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 —	Certification of Gregory Schiffman under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 —	Certification of Martin McGlynn Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 —	Certification of Gregory Schiffman Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.1 —	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.