Form 10-K
period 2015-12-31
STEMCELLS INC
filed 2016-03-15
CIK 883975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of common stock held by non-affiliates at June 30, 2015: $57,426,079. Inclusion of shares held beneficially by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management policies of the registrant, or that such person is controlled by or under common control with the Registrant.

Common stock outstanding at March 11, 2016: 112,507,589 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2016 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A are incorporated by reference in Part III of this report.

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

Our primary research and development efforts are focused on identifying and developing stem and progenitor cells as potential therapeutic agents. Our lead product development program is our CNS Program, in which we are developing applications for our HuCNS-SC® platform technology, highly purified human neural stem cells, as a potential therapeutic to treat diseases and disorders of the central nervous system (CNS). We estimate that degenerative conditions of the CNS currently affect more than 30 million people in the United States. 1

We are currently in clinical development with our HuCNS-SC cells for a range of diseases and disorders of the CNS. The CNS consists of the brain, spinal cord and eye, and we are currently the only stem cell company in clinical development for indications in all three compartments comprising the CNS, specifically:

(i)	with respect to the brain,

•	in October 2012, we published in Science Translational Medicine, a peer-reviewed journal, the data from our Phase I clinical trial in Pelizeaus-Merzbacher Disease (PMD), a fatal myelination disorder in the brain. The data showed preliminary evidence of progressive and durable donor cell-derived myelination in all four patients transplanted with HuCNS-SC cells. Three of the four patients showed modest gains in neurological function; the fourth patient remained stable; and

•	we have completed a Phase I clinical trial in infantile and late infantile neuronal ceroid lipofuscinosis (NCL, also known as Batten disease), which is a neurodegenerative disorder of the brain. The data from that trial showed that our HuCNS-SC cells were well tolerated, non-tumorigenic, there was evidence of engraftment and long-term survival of the transplanted HuCNS-SC cells for up to six years; five years after stopping immunosuppression these data suggest that patients receiving human neural stem cell transplants should not need to be maintained on life-long immunosuppression; and

(ii)	with respect to the spinal cord,

•	in May 2014, we completed the enrollment and dosing of twelve subjects in a Phase I/II clinical trial of our HuCNS-SC cells for the treatment of thoracic spinal cord injury. Under this trial, a total of twelve patients, seven patients with complete injury (AIS A) and five patients with an incomplete injury (AIS B), were enrolled and transplanted with our HuCNS-SC cells. We reported the results from twelve-month data that revealed sustained improvements in sensory function that emerged consistently around three months after transplantation and persisted until the end of the study. The patterns of sensory gains were confirmed to involve multiple sensory pathways and were observed more frequently in the patients with less severe injury; three of the seven AIS A patients and four of the five AIS B patients showed signs of positive sensory gains confirming the previously reported interim results. In addition, two patients progressed during the study from the most severe classification, AIS A, to the lesser degree of injury grade, AIS B; and

[1]	This estimate is based on information from the Alzheimer’s Association, the Alzheimer’s Disease Education & Referral Center (National Institute on Aging), the National Parkinson Foundation, the National Institutes of Health’s National Institute on Neurological Disorders and Stroke, the Foundation for Spinal Cord Injury Prevention, Care & Cure, the Travis Roy Foundation, the Centers for Disease Control and Prevention, the Wisconsin Chapter of the Huntington’s Disease Society of America, and the Cincinnati Children’s Hospital Medical Center.

•	in October 2014, we initiated our Pathway™ Study, a Phase II proof of concept clinical trial using our HuCNS-SC cells for the treatment of cervical spinal cord injury (SCI). The Pathway Study is designed to evaluate both the safety and efficacy of transplanting stem cells into patients with traumatic injury to the cervical spinal cord. The trial will be conducted as a randomized, controlled, single-blind study and efficacy will be primarily measured by assessing motor function according to the International Standards for Neurological Classification of Spinal Cord Injury (ISNCSCI). The primary efficacy outcome will focus on change in upper extremity strength as measured in the hands, arms and shoulders. The trial will enroll approximately fifty-two subjects and follow the patients for twelve months post-transplant. The trial has three cohorts; the first cohort is an open-label dose escalation arm involving six patients to determine the cell dose to be used for the second and third cohort of the study; the second cohort will enroll forty patients and forms the single-blinded controlled arm of the Phase II study with the primary efficacy outcome being tested as change in motor strength of the various muscle groups in the upper extremities innervated by the cervical spinal cord; the third cohort is an optional open label cohort targeted to enroll six patients to assess safety and preliminary efficacy in patients with less severe injuries (AIS C). We transplanted our first subject in this Phase II trial in December 2014 and completed transplanting the six patients comprising the first cohort of this trial in April 2015. The six-month interim results for the first cohort showed an overall pattern of motor improvement in four of the six patients as measured by gains in both strength and fine motor skills. In addition, four of the six patients showed improvement in the spinal level of injury as defined by the ISNCSCI assessment of at least one level. Consistent with the changes in sensation seen in our prior study in spinal cord injury, these changes in muscle strength and function seen in our Pathway Study were observed around three months post-transplant. We commenced enrollment of the second cohort in the Pathway Study in June 2015; and

(iii)	with respect to the eye,

•	in June 2012, we initiated a Phase I/II clinical trial designed to evaluate the safety and preliminary efficacy of our HuCNS-SC cells as a treatment for dry age-related macular degeneration (AMD). The trial, an open-label, dose-escalation study, was planned to enroll a total of sixteen patients. In June 2014, based on positive interim results, we closed enrollment after dosing fifteen patients. Multiple safety and efficacy assessments were incorporated into the study, including various assessments of visual function and measurements of disease status by direct retinal examination. The tests in the study included best-corrected visual acuity (BCVA), contrast sensitivity (CS), microperimetry for analysis of visual function, optical coherence tomography (OCT), and fundus autofluorescence (FAF) to measure the extent of the underlying geographic atrophy. Initial assessment of data from the Phase I/II trial indicate that the BCVA and CS measurements for the majority of the patients in the study either improved or remained stable in the treated eye. OCT analysis showed increases in central subfield thickness and in macular volume in the treated eye relative to the untreated eye. For those patients enrolled in the study with lesions sizes consistent with the eligibility criteria for enrollment in our Phase II efficacy study, the study showed GA growth rates in the study eye that were lower than those seen in the control eye. Patients will be followed for an additional four years in a separate observational study; and

•

in July 2015, we transplanted our first subject in our Radiant™ Study. This Phase II randomized, controlled proof-of-concept study was designed to evaluate both the safety and efficacy of our proprietary HuCNS-SC cells for the treatment of dry AMD. The study was designed to enroll sixty-three patients between 50-90 years of age with bi-lateral GA-AMD (geographic atrophy associated with age related macular degeneration in both eyes). Designed as a “fellow eye” controlled study, all subjects were to receive subretinal transplantation of HuCNS-SC cells via a single injection into the eye with the inferior best-corrected visual acuity; the untreated eye would serve as a control. The objective of the trial was to demonstrate a reduction in the rate of GA disease progression in the treated eye versus the control eye. However, in December 2015, we initiated a strategic realignment plan to fully focus our resources on our proprietary HuCNS-SC cells for the treatment of chronic spinal cord injury. A key element of the plan included the suspension of further enrollment into our Phase II Radiant Study in dry AMD, while we seek a partner to fund continued development of HuCNS-SC cells as a potential treatment of retinal disorders, and discontinuation of certain third party services related to our AMD program.

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

Business Strategy

Our aim is to create a sustainable business based on our belief that understanding cells and cell biology will play an increasingly important role in life science research and in the discovery, development and implementation of new medical therapies. Our strategy has been to identify multiple types of human stem and progenitor cells with therapeutic and commercial importance, to develop techniques and processes to purify these cells for direct transplant and to expand and bank these cells. We are currently focused on advancing these cells through clinical development and into commercialized cell-based therapeutic products, with particular focus on the use of human neural stem cells as a potential treatment for acute spinal cord injury.

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

•    protect host neurons from death;

•    delay the loss of motor function in HuCNS-SC transplanted mice; and

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

•    In October 2014, we initiated our Pathway Study, a Phase II proof of concept clinical trial using our HuCNS-SC cells for the treatment of cervical spinal cord injury (SCI). We transplanted our first subject in this Phase II trial in December 2014 and completed transplanting the six patients comprising the first cohort of this trial in April 2015. The six-month interim results for the first cohort showed an overall pattern of motor improvement in four of the six patients as measured by gains in both strength and fine motor skills. In addition, four of the six patients showed improvement in the spinal level of injury as defined by the ISNCSCI assessment of at least one level. Consistent with the prior study, changes in muscle strength and function were observed around three months post-transplant. We commenced enrollment of the second cohort in the Pathway Study in June 2015; and

•    Demonstrated in vivo proof of principle by showing in a mouse model for spinal cord injury that transplanted HuCNS-SC cells can:

•    restore motor function in injured animals;

•    directly contribute to functional recovery (and that when human cells are ablated restored function is lost); and

• become specialized oligodendrocytes and neurons.

Diseases and Disorders of the Eye	Age-Related Macular Degeneration:

•    in June 2012, we initiated a Phase I/II clinical trial designed to evaluate the safety and preliminary efficacy of our HuCNS-SC cells as a treatment for geographic atrophy (GA), the most advanced form of dry AMD.

•    In July 2015, we transplanted our first subject in our Radiant™ Study. This Phase II randomized, controlled proof-of-concept study was designed to evaluate both the safety and efficacy of our proprietary HuCNS-SC cells for the treatment of GA. However, in December 2015, we initiated a strategic realignment plan to fully focus our resources on our proprietary HuCNS-SC cells for the treatment of chronic spinal cord injury. A key elements of the plan included the immediate suspension of enrollment into our Phase II Radiant Study in GA-AMD.

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

In September 2012, the governing board of the California Institute of Regenerative Medicine (CIRM) approved our application for a Disease Team Therapy Development Research Award for the study of HuCNS-SC cells as a potential treatment for Alzheimer’s disease. CIRM would have provided up to approximately $19.3 million as a forgivable loan, in accordance with mutually agreed upon terms and conditions and CIRM regulations. The goal of the research was to have been the filing of an Investigational New Drug application with the U.S. Food and Drug Administration within four years. We have demonstrated that transplantation of our HuCNS-SC cells into the hippocampus, the area of the brain responsible for learning and memory, increases connectivity between the points of contact (synapses) between neurons an important finding given that clinical disability in humans correlates with synapse loss. The observation that our cells increase synapse density in the hippocampus opens the possibility that HuCNS-SC cells may improve neuronal function in human neurodegenerative disorders in general. However, this finding did not translate into a statistically significant improvement in memory as measured by specific behavioral tasks in the animal models, which was a pre-determined criteria for ongoing funding of this pre-clinical program by CIRM. We will continue to assess the data from this study but have wound-down this pre-clinical study funded by CIRM.

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

In May 2014, we completed the enrollment and dosing of twelve subjects in a Phase I/II clinical trial of our HuCNS-SC cells for the treatment of thoracic spinal cord injury. The trial was initiated at University Hospital Balgrist in Zurich and was authorized by Swissmedic, the regulatory agency for therapeutic products in Switzerland. A total of twelve patients enrolled in the study, all of whom were three to twelve months post-

injury. The study followed a progressive study design, beginning with patients with complete injuries and then enrolling patients with incomplete injuries, all as classified by the American Spinal Injury Association Impairment Scale (AIS). Of the twelve patients transplanted with our HuCNS-SC cells, seven patients were categorized as having complete injury (AIS A) and five patients were categorized as having an incomplete injury (AIS B). In contrast to AIS A patients who have no mobility or sensory perception below the point of injury, AIS B subjects are less severely injured and, while still paralyzed they retain sensory perception below the point of injury. In addition to assessing safety, the trial evaluated preliminary efficacy using defined clinical endpoints, such as changes in sensation, motor function, and bowel/bladder function. Under this trial, a total of twelve patients, seven patients with complete injury (AIS A) and five patients with an incomplete injury (AIS B), were enrolled and transplanted with our HuCNS-SC cells. .In February 2013, we reported that the first patient cohort, all of whom had complete injuries classified as AIS A, had completed the trial, and that data from this first cohort showed that two of the three patients showed multi-segment gains in sensory function compared to pre-transplant baseline. The gains in sensory function were first observed at the six month assessment and persisted to the 12 month assessment. The third patient remained stable. To accelerate patient enrollment, we expanded the trial from a single-site, single-country study to a multi-site, multi-country program that includes, Switzerland, Canada and the United States. In May 2014, our principal investigator presented an interim update on the Phase I/II trial in spinal cord injury at the Annual Meeting of the American Spinal Injury Association. Interim analysis of clinical data to date has shown that the significant post-transplant gains in sensory function first reported in two patients have now been observed in two additional patients. The presentation included the first data on AIS B subjects to be transplanted in the Phase I/II chronic spinal cord injury trial with our HuCNS-SC cells. Two of the three AIS B patients had significant gains in sensory perception and the third remained stable. We reported the results from twelve-month data that revealed sustained improvements in sensory function that emerged consistently around three months after transplantation and persisted until the end of the study. The patterns of sensory gains were confirmed to involve multiple sensory pathways and were observed more frequently in the patients with less severe injury; three of the seven AIS A patients and four of the five AIS B patients showed signs of positive sensory gains confirming the previously reported interim results. In addition, two patients progressed during the study from the most severe classification, AIS A, to the lesser degree of injury grade, AIS B. The results to-date also continue to confirm the favorable safety profile of the cells and the surgical implant procedure.

In October 2014, we initiated our Pathway™ Study, a Phase II proof of concept clinical trial using our HuCNS-SC cells for the treatment of cervical spinal cord injury (SCI). The Pathway Study is designed to evaluate both the safety and efficacy of transplanting stem cells into patients with traumatic injury to the cervical spinal cord. The trial will be conducted as a randomized, controlled, single-blind study and efficacy will be primarily measured by assessing motor function according to the International Standards for Neurological Classification of Spinal Cord Injury. Patients eligible for the study have complete loss of motor control below the level of injury, the most severe degree of SCI as defined by the American Spinal Injury Association Impairment Scale (AIS). Clinicians used both ISNCSCI (International Standards for Neurological Classification of Spinal Cord Injury) and GRASSP (Graded Assessment of Strength Sensibility and Prehension) measures to establish a pre-transplant baseline for each patient and to assess post-transplant progress. The primary efficacy outcome will focus on change in upper extremity strength as measured in the hands, arms and shoulders. The trial will enroll approximately fifty-two subjects and follow the patients for twelve months post-transplant. The trial has three cohorts; the first cohort is an open-label dose escalation arm involving six patients to determine the cell dose to be used for the second and third cohort of the study; the second cohort will enroll forty patients and forms the single-blinded controlled arm of the Phase II study with the primary efficacy outcome being tested is the change in motor strength of the various muscle groups in the upper extremities innervated by the cervical spinal cord; the third cohort is an optional open label cohort targeted to enroll six patients to assess safety and preliminary efficacy in patients with less severe injuries (AIS C). We transplanted our first subject in this Phase II trial in December 2014 and completed transplanting the six patients comprising the first cohort of this trial in April 2015. The six-month interim results for the first cohort showed motor improvements in both strength and function. Additional highlights of the six-month interim results include – (i) muscle strength was improved in five of the six patients; (ii) four of the five patients with gains in muscle strength also demonstrated improved performance on functional tasks assessing dexterity and fine motor skills; (iii) four of the six patients had improvement in the spinal level of injury as defined by the ISNCSCI assessment; (iv) three upgraded one level and one upgraded two levels; (v) based on a Patient Global Impression of Change (PGIC) assessment, four of the six patients reported that their condition had improved post-transplant; (vi) changes in muscle strength and function were observed around three months post-transplant, consistent with the onset of sensory improvements seen in the Company’s Phase I/II thoracic study;(vii) no adverse events were attributed to the cells; and (viii) the timing of the transplants ranged from ten to twenty-three months post-injury. We commenced enrollment of the second cohort in the Pathway Study in June 2015.

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

In June 2012, we initiated a Phase I/II clinical trial designed to evaluate the safety and preliminary efficacy of sub-retinal transplantation of our HuCNS-SC cells as a treatment for geographic atrophy (GA), the most advanced form of dry AMD. The trial, an open-label, dose-escalation study, was planned to enroll a total of 16 patients. In June 2014, after enrolling fifteen patients and based on positive interim results, we closed enrollment for this study. Multiple safety and efficacy assessments were incorporated into the study, including various assessments of visual function and measurements of disease status by direct retinal examination. The tests in the study included best-corrected visual acuity (BCVA), contrast sensitivity (CS), microperimetry for analysis of visual function, optical coherence tomography (OCT), and fundus autofluorescence (FAF) to measure the extent of the underlying geographic atrophy. The BCVA and CS measurements for the majority of the patients in the study either improved or remained stable in the treated eye. OCT analysis showed increases in central subfield thickness and in macular volume in the treated eye relative to the untreated eye. The prospective analysis of both cohorts in the study showed GA growth rates in the study eye that were lower than those seen in the control eye, consistent with the previously reported interim findings for Cohort I alone which showed for all four subjects of cohort one, a 70% reduction in the rate of GA as compared to the control eye and a 65 percent reduction in the rate of GGA as compared to the expected natural history of the disease following a single dose of our HuCNS-SC cells. However, to further investigate the possible effect of the cells on GA and to inform future clinical development, we subsequently engaged a reading center to perform a separate post-hoc assessment. The separate assessments have revealed greater than anticipated variability in grading of the images. While the prospective analysis for both Cohorts continues to show a decrease in the rate of GA progression in the treated eye for the majority of the patients, the post-hoc analysis did not reveal a similar trend. Further analysis of the collective data is ongoing to determine possible explanations for these findings. Patients will be followed for an additional four years in a separate observational study.

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

Other CNS Collaborations

We have collaborated on a number of research programs to assess both the in vitro potential of the HuCNS-SC cells and the effects of transplanting HuCNS-SC cells into various preclinical animal models. One such collaboration was with researchers at the Stanford University School of Medicine that evaluated our human neural stem cells in animal models of stroke. The results of these studies demonstrated the targeted migration of the cells toward the stroke lesion and differentiation toward the neuronal lineage. Another study with researchers at Stanford’s School of Medicine demonstrated that HuCNS-SC cells labeled with magnetic nanoparticles could non-invasively track the survival and migration of human cells within the brain. We continue to search for and evaluate promising collaborations to supplement our efforts to develop and commercialize our proprietary human neural platform technology.

Operations

Manufacturing

We have made considerable investments in our manufacturing operations. Our team includes world-recognized experts with proven track records in the development, manufacture and delivery of a range of different cell-based products. For clinical trials, our highly-qualified personnel manufacture cell products in clean room environments within our California licensed facility that are in compliance with current Good Manufacturing Practice (cGMP) and to quality standards that meet U.S. as well as international regulatory requirements. We are currently investing in process development activities to scale the production of our HuCNS-SC cells to meet the requirements of Phase III clinical trials and eventually commercial volumes should we be successful in getting a cell-based product to market. By combining expertise and experience, we believe our expandable and bankable cell products can ultimately be manufactured and distributed at commercial scale as “stem cells in a bottle,” much like an off-the-shelf pharmaceutical product.

Marketing

Because of the early stage of our stem and progenitor cell-based therapeutic product development programs, we have not yet addressed questions of channels of distribution or marketing of potential future products.

Employees

As of December 31, 2015, we had 74 full-time employees, 16 of whom have Ph.D., M.D. or D.V.M. degrees. 62 full-time employees work in research and development and laboratory support services. No employees are covered by collective bargaining agreements. We consider our employee relations in general to be good.

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

Patents, Proprietary Rights and Licenses

We believe that proprietary protection of our inventions will be important to our future business. We therefore continuously evaluate intellectual property that we believe might be useful in connection with our products, and have an active program of protecting our intellectual property, including patents, copyrights, trademarks, and trade secrets. We may also from time to time seek to acquire licenses to important externally developed technologies.

We have exclusive or non-exclusive rights to a portfolio of patents and patent applications related to various stem and progenitor cells and methods of deriving and using them. These patents and patent applications relate to compositions of matter, methods of obtaining such cells, and methods for preparing, transplanting and utilizing these cells. We also own or have exclusive rights to exploit a number of patents that claim tools and techniques important to cell-based research. A number of these patents were acquired from Stem Cell Sciences Plc (SCS) in April 2009. Additional patents were acquired from NsGene A/S, a Danish company, in February 2013. These patents claim GFAP+ Nestin+ precursor cells capable of differentiating into neurons. Among our significant U.S. patents covering stem and progenitor cells are: (i) U.S. Patent No. 5,968,829, entitled “Human CNS Neural Stem Cells,” which covers our composition of matter for human CNS stem cells; (ii) U.S. Patent No. 7,153,686, entitled “Enriched Central Nervous System Stem Cell and Progenitor Cell Populations, and Methods for Identifying, Isolating and Enriching such Populations,” which claims the composition of matter of various antibody-selected neural stem cell populations; (iii) U.S. Patent No. 6,777,233, entitled “Cultures of Human CNS Neural Stem Cells,” which discloses a neural stem cell culture with a doubling rate faster than days; and (iv) U.S. Patent No. 6,468,794, entitled “Enriched central nervous system stem cell and progenitor cell populations, and methods for identifying, isolating and enriching for such populations,” which covers the identification and purification of the human CNS stem cell.

Because most of our issued patents will expire by 2019, absent the grant of any patent term extension, whether under the Hatch Waxman Act (Pub. L. 98-417) or otherwise, we continue to invest resources into the evaluation and prosecution of other potentially patentable technologies, including a patent family licensed from the University of Edinburgh claiming a highly purified population of human neural stem cells. We intend to file a provisional patent application claiming a novel methodology for producing genetically modified human neural stem cells.

In addition, we also rely upon trade secret protection for our proprietary information and know-how, and we take active measures to control access to this information. We believe that our know-how will also provide a significant competitive advantage.

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

Steps	Considerations

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

Competition

In most instances, the targeted indications for our initial products in development have no effective long-term therapies at this time. However, we do expect that our initial products will have to compete with a variety of therapeutic products and procedures. Other pharmaceutical and biotechnology companies currently offer a number of pharmaceutical products to treat lysosomal storage diseases, neurodegenerative and other diseases for which our technologies may be applicable. Many pharmaceutical and biotechnology companies are investigating new drugs and therapeutic approaches for the same purposes, which may achieve new efficacy profiles, extend the therapeutic window for such products, alter the prognosis of these diseases, or prevent their onset. We believe that our products, when and if successfully developed, will compete with these products principally on the basis of improved and extended efficacy and safety and their overall economic benefit to the health care system. The market for therapeutic products that address degenerative diseases is large and competition is intense. Many companies have significant products approved or in development that could be competitive with our potential products. We expect competition to increase. However, at this time, there are no approved treatments for acute spinal cord injury.

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

We have incurred significant operating losses and negative cash flows since inception. We have not achieved profitability and may not be able to realize sufficient revenue to achieve or sustain profitability in the future. We have yet to develop any therapeutic products that have been approved for marketing, and we do not expect to become profitable within the next several years, but rather expect to incur additional and increasing operating losses. Before commercializing any therapeutic product, we will need to obtain regulatory approval from the FDA or from equivalent foreign agencies after conducting extensive preclinical studies and clinical trials that demonstrate that the product candidate is safe and effective. Our experience in human clinical trials is limited to the Phase I NCL and Phase I PMD trials we completed, and our currently ongoing clinical programs in spinal cord injury (the completed Phase I/II and the in-progress Phase II) and in dry age-related macular degeneration the completed (Phase I/II and the uncompleted Phase II). We expect that none of our cell-based therapeutic product candidates will be commercially available for several years, if at all.

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

The commencement of clinical trials can be delayed for a variety of reasons, including delays in:

•	the preclinical studies necessary to demonstrate safety and efficacy in relevant animal models sufficient to obtain regulatory clearance to commence the planned clinical trials;

•	the manufacturing activities needed to produce sufficient quantities of the product candidate that meets our quality standards for clinical testing;

•	regulatory approval needed to commence the planned clinical trials, including agreement with the FDA or other regulatory body on the clinical protocol and study design;

•	reaching agreement with our collaborators, including any contract research organizations (CROs) and the trial sites, on all aspects of the clinical trial; and

•	securing the institutional review board approval needed to conduct the clinical trials at the prospective sites.

Even after commencement, the completion of clinical trials can be delayed or prevented for a number of reasons, such as:

•	the FDA or similar foreign regulatory authorities may find that our product candidates are not sufficiently safe or effective or may find our cell culturing processes or facilities unsatisfactory;

•	our clinical trials may produce negative or inconclusive results or may not meet the level of statistical significance required by the FDA or other regulatory authorities, and we may decide, or regulators may require us, to conduct additional preclinical studies and/or clinical trials or to abandon one or more of our development programs;

•	the FDA or similar foreign regulatory authorities may change their approval policies or adopt new regulations;

•	we, or regulators, may suspend or terminate our clinical trials because the participating patients are being exposed to unacceptable health risks or undesirable side effects;

•	changes in local law, including laws restricting scientific experimentation on products derived from fetal tissue, could prevent continued clinical testing of our HuCNS-SC cells;

•	we may experience difficulties in managing multiple clinical sites;

•	we may be unable to manufacture or obtain from third party manufacturers sufficient quantities of our product candidates for use in clinical trials; and

•	our product candidates may be deemed unsafe or ineffective, or may be perceived as being unsafe or ineffective, by healthcare providers for a particular indication.

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

We may make acquisitions of businesses, technologies or intellectual property rights or otherwise modify our business model in ways we believe to be necessary, useful or complementary to our current business. For example, in April 2009, we acquired substantially all of the operating assets and liabilities of Stem Cell Sciences

Plc (SCS). Any such acquisition or change in business activities may require assimilation of the operations, products or product candidates and personnel of the acquired business and the training and integration of its employees, and could substantially increase our operating costs, without any offsetting increase in revenue. Acquisitions may not provide the intended technological, scientific or business benefits and could disrupt our operations and divert our limited resources and management’s attention from our current operations, which could harm our existing product development efforts. For example, in the fourth quarter of 2014, as part of our strategy to focus on our clinical operations, we sold our SC Proven reagent and cell culture business and wound-down our business operations at our Subsidiary SCS UK in Cambridge, UK. We would likely issue equity securities to pay for any other future acquisitions. The issuance of equity securities for an acquisition could be substantially dilutive to our stockholders. Any investment made in, or funds advanced to, a potential acquisition target could also significantly adversely affect our results of operation and could further reduce our limited capital resources. Any acquisition or action taken in anticipation of a potential acquisition or other change in business activities could substantially depress the price of our stock. In addition, our results of operations may suffer because of acquisition-related costs or the post-acquisition costs of funding the development of an acquired technology or product candidates or operation of the acquired business, or due to amortization or impairment costs for acquired goodwill and other intangible assets. In December 2011, for example, we determined that the intangible in-process research and development (IPR&D) asset related to the assays technology was impaired. In part because of management’s decision to focus on our therapeutic product development programs and not to allocate time and resources to the assays program, we determined that we could not predict the future cash flows from this asset and that the approximately $655,000 carrying value of the asset should be written-off in full. In December 2014, based on our decision to focus all of our efforts on moving our clinical programs forward, we determined we could not predict the future cash flows from the intangible IPR&D asset related to our Transgenic Rat Program and determined that the intangible asset was impaired and wrote off the approximately $530,000 carrying value of the asset. In the fourth quarter of 2015, based on our annual impairment tests, we determined that certain capitalized patent and license costs were impaired and wrote off approximately $239,000.

We may be unable to obtain partners to support our product development efforts when needed to commercialize our technologies.

Equity and debt financings alone may not be sufficient to fund the cost of developing our cell technologies, and we may need to rely on partnering or other arrangements to provide financial support for our product development efforts. In addition, in order to successfully develop and commercialize our technologies, we may need to enter into various arrangements with corporate sponsors, pharmaceutical companies, universities, research groups, and others. As of December 31, 2015, we have no such agreements. While we have engaged, and expect to continue to engage, in discussions regarding such arrangements, we may fail to obtain any such agreement on terms acceptable to us. Even if we enter into such arrangements, we may not be able to satisfy our obligations under them or renew or replace them after their original terms expire. Furthermore, these arrangements may require us to grant rights to third parties, such as exclusive marketing rights to one or more products, may require us to issue securities to our collaborators and may contain other terms that are burdensome to us or result in a decrease in our stock price.

If we are unable to protect our patents and proprietary rights, our business, financial condition and results of operations may be materially harmed.

We either own or exclusively license a number of patents and pending patent applications related to various stem and progenitor cells, including human neural stem cell cultures, as well as methods of deriving and using them. We also own or exclusively license a number of patents and patent applications related to certain mammalian pluripotent and multipotent stem cells, cellular reprogramming, genetic manipulation of stem cells, the creation of genetically engineered animals used for research, technologies that facilitate the identification and isolation of specific stem cell types, and media formulations for the culture of stem cells. The process of obtaining patent protection for products such as those we propose to develop is highly uncertain and involves complex and continually evolving factual, legal and occasionally ethical questions. The governmental authorities that consider patent applications can deny or significantly reduce the patent coverage requested in an application either before or after issuing the patent and procedures exist in all relevant geographies for third parties to challenge even issued patents. In addition, changes to the laws protecting intellectual property rights could adversely impact the perceived or actual value of our Company. Consequently, we do not know whether any of our pending applications will result in the issuance of patents, whether any of our issued patents will be invalidated or restricted, whether any existing or future patents will provide sufficient protection or significant commercial advantage, or whether others will circumvent or invalidate these patents, whether or not lawfully. In addition, our patents may not afford us adequate protection from competing products. For example, in early 2015, certain of our patents were adjudged invalid by the U.S. district court of Maryland for failure to name all the relevant inventors and this resulted in the dismissal of our patent infringement case against Neuralstem, Inc. Moreover, because patents issue for a limited term, our patents may expire before we can commercialize a product covered by the issued patent claims or before we can utilize the patents profitably.

If we learn of third parties who infringe our patent rights, we may decide to initiate legal proceedings to enforce these rights. However, patent litigation, is inherently unpredictable and highly risky and may result in unanticipated challenges to the validity or enforceability of our intellectual property, antitrust claims or other claims against us, which could result in the loss of these intellectual property rights. Litigation proceedings can be very time-consuming for management and are also very costly and the parties we bring actions against may have significantly greater financial resources than our own. We may not prevail in these proceedings and if we do not prevail we could be liable for damages as well as the costs and attorney fees of our opponents.

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

Our research and development efforts, as well as any ongoing or future clinical trials, and the manufacturing and marketing of any products we may develop, will be subject to, and restricted by, extensive regulation by governmental authorities in the United States and other countries. The process of obtaining FDA and other necessary regulatory approvals for human therapeutics is lengthy, expensive and uncertain. FDA and other legal and regulatory requirements applicable to the development and manufacture of the cells required for our preclinical and clinical products could substantially delay or prevent us from producing the cells needed to initiate additional clinical trials. We or our collaborators may fail to obtain the necessary approvals to commence or continue clinical testing or to manufacture or market our potential products in reasonable time frames, if at all. In addition, federal, state and international legislative bodies may enact regulatory reforms or restrictions on the development of new therapies, such as those regulating experimentation on products developed from fetal tissue, which could adversely affect the regulatory environment in which we operate or the development of any products we may develop.

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

The use of stem cells for research and therapy has been the subject of considerable public debate, with many people voicing ethical, legal and social concerns. Negative public attitudes toward stem cell therapy could result in greater governmental regulation of stem cell therapies, which could harm our business. The use of these cells could give rise to ethical and social commentary adverse to us, which could harm the market price of our common stock. Additional government-imposed restrictions on the use of embryos or human stem cells in research and development could also cause an adverse effect on us by harming our ability to establish important partnerships or collaborations, delaying or preventing the development of certain products, including delays in clinical enrollment and testing, and causing a decrease in the price of our stock or by otherwise making it more difficult for us to raise additional capital. For example, concerns regarding such possible regulation could impact our ability to attract collaborators, investors and clinical investigators. Also, existing regulatory constraints on the use of embryonic stem cells may in the future be extended to use of fetal stem cells, and these constraints might prohibit or restrict us from conducting research or from commercializing products. Similarly, concerns and moral objections to embryonic and fetal-tissue derived technologies could delay or prevent us from patenting or enforcing our patents in certain geographies. Also, existing and potential government regulation of embryonic tissue may lead researchers to leave the field of stem cell research or the country altogether, in order to assure that their careers will not be impeded by restrictions on their work. Similarly, these factors may induce graduate students to choose other fields less vulnerable to changes in regulatory oversight, thus exacerbating the risk that we may not be able to attract and retain the scientific personnel we need in face of the competition among pharmaceutical, biotechnology and health care companies, universities and research institutions for what may become a shrinking class of qualified individuals.

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

Over the two-year period ended December 31, 2015, the trading price of our common stock as reported on NASDAQ Stock Market (NASDAQ) ranged from a high of $2.43 to a low of $0.31 per share. As a result of this volatility, an investment in our stock is subject to substantial risk. Furthermore, the volatility of our stock price could negatively impact our ability to raise capital or acquire businesses or technologies.

Our stock could be delisted from the NASDAQ Capital Market, which could affect our stock’s market price and liquidity.

Our listing on the NASDAQ Capital Market is contingent upon meeting all the continued listing requirements of the NASDAQ Capital Market which include maintaining a minimum bid price of not less than $1.00 per share and a minimum of $2.5 million in stockholders’ equity. NASDAQ Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days.

On May 14, 2015, we received written notice from NASDAQ that the closing bid price for our common stock had been below $1.00 per share for the previous 30 consecutive business days, and that we were therefore not in compliance with the requirements for continued inclusion on the NASDAQ Capital Market under NASDAQ Listing Rule 5550(a)(2). In accordance with NASDAQ Listing Rule 5810(c)(3)(A), we had 180 calendar days, or until November 10, 2015, to regain compliance with the minimum bid price requirement. To regain compliance with the $1 minimum bid listing requirement of the NASDAQ Capital Market, the closing bid price per share of our common stock would have to be $1.00 or higher for a minimum of ten consecutive business days during this initial 180-day compliance period.

On November 11, 2015, we were notified by NASDAQ that we had not regained compliance with the minimum $1 bid price per share requirement. However, NASDAQ determined that we were nevertheless eligible under NASDAQ Listing Rule 5810(c)(3)(A) for an additional 180 calendar day period, or until May 9, 2016, to regain compliance. This second 180 day period relates exclusively to the bid price deficiency. Our common stock may be delisted during the 180 days for failure to maintain compliance with any other listing requirements which occurs during this period, such as NASDAQ’s stockholders’ equity requirements. For example, our price per share and stockholders’ equity at December 31, 2015 was $0.42 and $(334,000), respectively. If compliance cannot be demonstrated by May 9, 2016, NASDAQ will provide written notification that our common stock will be delisted. At that time, we may appeal NASDAQ’s determination to a Hearings Panel. We will be asked to provide a plan to regain compliance to the Hearings Panel. Historically, the Hearings Panel has generally viewed a near-term reverse stock split as the only definitive plan acceptable to resolve a bid price deficiency. There can be no assurance that we will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other NASDAQ listing criteria.

If our common stock is delisted from the NASDAQ Capital Market, our ability to raise capital in the future may be limited. Delisting could also result in less liquidity for our stockholders and a lower stock price.

We are contractually obligated to issue shares in the future, diluting the interest of current stockholders.

As of December 31, 2015, there were outstanding warrants to purchase 44,277,849 shares of our common stock, at a weighted average exercise price of $0.94 per share, outstanding options to purchase 2,079,129 shares of our common stock, at a weighted average exercise price of $2.89 per share, and outstanding restricted stock units for 8,442,519 shares of our common stock. We expect to issue additional options and restricted stock units to purchase shares of our common stock to compensate employees, consultants and directors, and may issue additional shares to raise capital, to acquire other companies or technologies, to pay for services, or for other corporate purposes. Any such issuances will have the effect of diluting the interest of current stockholders.

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

We believe our leased physical properties are suitable and adequate for our current and planned operations at this time.

Item 3.	LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation.

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

Market price and dividend information

Our stock is traded on the NASDAQ Capital Market under the symbol STEM. The quarterly ranges of high and low bid prices per share for the last two fiscal years as reported by NASDAQ are shown below:

	High	Low
2015
First Quarter	$1.39	$0.93
Second Quarter	$1.05	$0.49
Third Quarter	$0.62	$0.31
Fourth Quarter	$0.63	$0.39
2014
First Quarter	$1.67	$1.21
Second Quarter	$2.33	$1.15
Third Quarter	$2.42	$1.23
Fourth Quarter	$1.28	$0.83

No cash dividends have been declared on our common stock since our inception.

PERFORMANCE GRAPH

We show below the cumulative total return to our stockholders during the period from December 31, 2010 through December 31, 2015(1) in comparison to the cumulative return on the Standard & Poor’s 500 Index and the Amex Biotechnology Index during that same period.

The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015
StemCells, Inc.	$100.00	$7.59	$15.09	$11.39	$8.70	$3.89
S&P 500 Index	$100.00	$100.00	$113.40	$146.97	$163.71	$162.52
Amex Biotechnology Index	$100.00	$84.11	$119.22	$179.59	$265.03	$293.92

(1)	Cumulative total returns assume a hypothetical investment of $100 on December 31, 2010.

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

Approximate Number of Holders of Common Stock

As of March 1, 2016, there were approximately 256 holders of record of our common stock and the closing price of our common stock on the NASDAQ Capital Market was $0.40 per share.

The number of record holders is based upon the actual number of holders registered on the books of our transfer agent at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations, or other entities identified in security position listings maintained by depository trust companies.

Recent Sales of Unregistered Securities (last three years ending December 31, 2015)

We did not issue unregistered securities in 2014 and 2015.

In October, 2013, we acquired from NeuroSpheres a patent portfolio we had licensed on an exclusive worldwide basis, including the six patents that were the subject of our patent infringement litigation against Neuralstem, Inc. As consideration for the patents, we issued 139,548 shares of unregistered common stock to NeuroSpheres. In connection with the patent acquisition, all preexisting agreements were terminated. The acquisition relieved us from further milestone and royalty payments to NeuroSpheres.

Equity Compensation Plan Information

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2015.

	Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Stock Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Stock Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a)) (c)
Equity compensation plans approved by security holders(1)	8,871,647	$0.67	5,182,236
Equity compensation plans not approved by security holders(2)	1,650,000	0.02	1,025,635

	10,521,647	$0.57	6,207,871

(1)	Consists of stock options and restricted stock units issued to employees and directors and stock options issued as compensation to consultants for consultation services. These stock options and restricted stock units were issued under our 2004, 2006 and 2013 Equity Incentive Plans.
(2)	In 2012, we adopted by board action the 2012 Commencement Incentive Plan in accordance with NASDAQ Listing Rule 5635(c)(4) concerning inducement grants to new employees. Outstanding awards are restricted stock units.

Item 6.	SELECTED FINANCIAL DATA

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

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share amounts)
Consolidated Statements of Operations:
Revenue from licensing agreements and grants	$117	$1,012	$172	$490	$558
Research and development expenses	27,111	21,503	19,369	14,682	18,402
General and administrative expenses	9,334	10,420	8,834	7,360	8,143
Wind-down expenses(1)	392	—	62	356	287
Impairment of intangible asset	239	2,440	—	—	655
Gain (loss) on change in fair value of warrant liabilities(2)	914	2,422	3,253	(5,945)	6,612
Net loss from continuing operations	(36,415)	(32,261)	(25,987)	(27,971)	(20,183)
Discontinued Operations:(3)
Net loss from discontinued operations	—	(369)	(452)	(520)	(1,146)
Net loss from disposal of assets	—	(111)	—	—	—
Basic and diluted loss per share:
From continuing operations	$(0.38)	$(0.52)	$(0.60)	$(0.97)	$(1.42)
From discontinued operations	—	$(0.01)	$(0.01)	$(0.02)	$(0.08)
Shares used in computing basic and diluted loss per share amounts	95,807	61,613	43,422	28,824	14,188

	December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Consolidated Balance Sheets
Cash and cash equivalents	$12,111	$24,988	$30,585	$8,471	$13,311
Restricted cash(4)	2,422	—	—	—	—
Marketable securities	—	—	—	13,901	3,281
Total assets	21,219	32,427	41,557	30,170	25,205
Accrued wind-down expenses(1)	392	—	—	1,103	2,135
Fair value of warrant liabilities(2)	771	1,685	5,542	9,265	6,042
Long-term debt, including capital leases(5)	10,370	10,343	9,274	138	331
Stockholders’ equity	(334)	5,871	14,954	13,985	10,725

(1)	For 2015 relates to restructuring costs under our strategic realignment plan. See Note 10 “Restructuring Costs” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information. For 2013, 2012 and 2011, relates to wind-down and exit expenses in respect of our Rhode Island facility. (2) See Note 5 “Intangible assets” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information.
(2)	Relates to the fair value of warrants issued as part of our financing in December 2011. See Note 13 “Warrant Liability” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information.
(3)	In December 2014, we sold and completed the wind down of our subsidiary SCS UK’s operations in Cambridge, UK and therefore, have classified the historical results of this component as a discontinued operation. See Note 19 “Discontinued Operations” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information.
(4)	Relates to our loan payable with Silicon Valley Bank. See Note 14 “Loan Payable” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information.
(5)	Data for 2015, 2014 and 2013 relates to the loan agreements with Silicon Valley Bank and the California Institute for Regenerative Medicine. See Note 14 “Loan Payable” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

The Company

We are engaged in researching, developing, and commercializing cell-based therapeutics. Our research and development (R&D) programs are primarily focused on identifying and developing potential cell-based therapeutics which can either restore or support organ function. In particular, since we relocated our operations to California in 1999, our R&D efforts have been directed at refining our methods for identifying, isolating, culturing, and purifying the human neural stem cell and developing this cell as potential cell-based therapeutics for the central nervous system (CNS). Our HuCNS-SC® cells (purified human neural stem cells) are currently in clinical development for several indications, with a primary focus on chronic spinal cord injury.

We completed our Phase I/II clinical trial for the treatment of chronic spinal cord injury, which represents the first time that neural stem cells have been transplanted as a potential therapeutic agent for spinal cord injury. The Phase I/II trial evaluated both safety and preliminary efficacy of our proprietary HuCNS-SC human neural stem cells as a treatment for chronic thoracic spinal cord injury. To accelerate patient enrollment, we expanded this trial from a single-site, single-country study to a multi-site, multi-country program. Under this trial, a total of twelve patients that included both complete and incomplete injuries as classified by the American Spinal Injury Association Impairment Scale (AIS) were enrolled and transplanted with our HuCNS-SC cells; seven patients with complete injury (AIS A) and five patients with an incomplete injury (AIS B).We reported the results from twelve-month data that revealed sustained improvements in sensory function that emerged consistently around three months after transplantation and persisted until the end of the study. The patterns of sensory gains were confirmed to involve multiple sensory pathways and were observed more frequently in the patients with less severe injury; three of the seven AIS A patients and four of the five AIS B patients showed signs of positive sensory gains confirming the previously reported interim results. In addition, two patients progressed during the study from the most severe classification, AIS A, to the lesser degree of injury grade, AIS B.

In October 2014, we initiated a Phase II proof of concept clinical trial to further investigate our HuCNS-SC cells as a treatment for spinal cord injury. The Phase II Pathway™ Study, is the first clinical trial designed to evaluate both the safety and efficacy of transplanting human neural stem cells into patients with cervical spinal cord injury. Traumatic injuries to the cervical (neck) region of the spinal cord, also known as tetraplegia or quadriplegia, impair sensation and motor function of the hands, arms, legs, and trunk. The trial will be conducted as a randomized, controlled, single-blind study and efficacy will be primarily measured by assessing motor function according to the International Standards for Neurological Classification of Spinal Cord Injury (ISNCSCI). The primary efficacy outcome will focus on change in upper extremity strength as measured in the hands, arms, and shoulders. The trial will follow the participants for one year and will enroll up to fifty-two subjects. The trial has three cohorts; the first cohort is an open-label dose escalation arm involving six patients to determine the cell dose to be used for the second and third cohort of the study; the second cohort will enroll forty patients and forms the single-blinded controlled arm of the Phase II study with the primary efficacy outcome being tested is the change in motor strength of the various muscle groups in the upper extremities innervated by the cervical spinal cord; the third cohort is an optional open label cohort targeted to enroll six patients to assess safety and preliminary efficacy in patients with less severe injuries (AIS C). We transplanted our first subject in this Phase II trial in December 2014 and completed transplanting the six patients comprising the first cohort of this trial in April 2015. The six-month interim results for the first cohort showed an overall pattern of motor improvement in four of the six patients as measured by gains in both strength and fine motor skills. In addition, four of the six patients showed improvement in the spinal level of injury as defined by the ISNCSCI assessment of at least one level. Consistent with the prior study, changes in muscle strength and function were observed around three months post-transplant. We commenced enrollment of the second cohort in the Pathway Study in June 2015.

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

In July 2015, we transplanted our first subject in our Radiant™ Study. This Phase II randomized, controlled proof-of-concept study was designed to evaluate both the safety and efficacy of our proprietary HuCNS-SC cells for the treatment of GA. The study was designed to enroll sixty-three patients between 50-90 years of age with bi-lateral GA-AMD (geographic atrophy associated with age related macular degeneration in both eyes). Designed as a “fellow eye” controlled study, all subjects were to receive subretinal transplantation of HuCNS-SC cells via a single injection into the eye with the inferior best-corrected visual acuity; the untreated eye would serve as a control. The objective of the trial was to demonstrate a reduction in the rate of GA disease progression in the treated eye versus the control eye. In December 2015, however, we initiated a strategic realignment plan to fully focus our resources on our proprietary HuCNS-SC cells for the treatment of chronic spinal cord injury. A key elements of the plan included the immediate suspension of further patient enrollment into our Phase II Radiant Study in GA-AMD as well as the modification of certain service agreements related to the AMD program, while we seek a partner to fund continued development of the CNS-SC cells as a potential treatment of retinal disorders.

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

In April 2013, we entered into an agreement with the California Institute for Regenerative Medicine (CIRM) under which CIRM would have provided up to approximately $19.3 million as a forgivable loan, in accordance with mutually agreed upon terms and conditions and CIRM regulations. The CIRM loan was to have helped fund preclinical development of our HuCNS-SC cells for Alzheimer’s disease. Between July 2013 and August 2014, we received in aggregate, approximately $9.6 million as disbursements of the loan provided under the CIRM Loan Agreement. However in December 2014, as findings under this pre-clinical study in Alzheimer’s disease did not meet pre-determined criteria for ongoing funding for this program by CIRM, we decided to wind down this pre-clinical study which had been funded in part by the CIRM loan agreement. Under the terms of the CIRM loan agreement, principal amount of approximately $8,917,000 and accrued interest of approximately $243,000 were forgiven. However, authoritative accounting guidance requires certain conditions (which includes a legal release from the creditor) to be met before a liability can be extinguished and derecognized. In February 2015, we repaid CIRM approximately $679,000 of the aggregate loan proceeds received.

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

Significant Events

Therapeutic Product Development

Spinal cord injury

In April 2015, we completed transplanting the six patients comprising the first cohort of our Phase II Pathway Study. The first cohort is an open-label dose escalation arm to determine the cell dose to be used for the second cohort of the study. The second cohort of the study is a single-blind arm in 40 patients that will assess efficacy of our proprietary HuCNS-SC platform technology for the treatment of cervical spinal cord injury (SCI).

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

In June 2015, we commenced enrollment of the second cohort in our Phase II Pathway Study in SCI. The second cohort will enroll forty patients and forms the single-blinded controlled arm of the Phase II study. The primary efficacy outcome being tested in the second cohort is the change in motor strength of the various muscle groups in the upper extremities innervated by the cervical spinal cord.

In November 2015, we announced that the six-month interim results for the first cohort in our ongoing Phase II Pathway Study in SCI showed motor improvements in both strength and function. The assessment of motor function involved using tests of dexterity. Patients eligible for the study have complete loss of motor control below the level of injury, the most severe degree of SCI as defined by AIS. Clinicians used both ISNCSCI and GRASSP (Graded Assessment of Strength Sensibility and Prehension) measures to establish a pre-transplant baseline for each patient and to assess post-transplant progress. This first cohort of the Pathway Study was designed to assess the safety, and preliminary signs of efficacy, of cell administration into the cervical cord and select the dose level for the forty-patient second cohort, a randomized, controlled and single-blinded arm of the trial, which is already underway. Based on six-month follow-up, for the first cohort, an overall pattern of motor improvement in four of the six patients as measured by gains in both strength and fine motor skills. In addition, four of the six patients showed improvement in the spinal level of injury as defined by the ISNCSCI assessment of at least one level. Consistent with the prior study, changes in muscle strength and function were observed around three months post-transplant.

Age-related macular degeneration (AMD)

In June 2015 we presented a summary of the safety and preliminary efficacy data from our Phase I/II clinical trial in dry AMD. The fifteen patient, open-label, Phase I/II trial was designed to evaluate the safety and preliminary efficacy of sub-retinal HuCNS-SC cell transplantation in geographic atrophy (GA), the most advanced form of dry AMD.

In July 2015, we transplanted our first subject in our Radiant Study. This Phase II randomized, controlled proof-of-concept study was designed to evaluate both the safety and efficacy of our proprietary HuCNS-SC cells for the treatment of GA. The study was to enroll sixty-three patients between 50-90 years of age with bi-lateral GA-AMD (geographic atrophy associated with age related macular degeneration in both eyes). Designed as a “fellow eye” controlled study, all subjects were to receive subretinal transplantation of HuCNS-SC cells via a single injection into the eye with the inferior best-corrected visual acuity; the untreated eye will serve as a control. All patients were be followed for 12 months, with evaluations performed at predetermined intervals to assess safety, anatomic and functional changes. The objective of the trial was to demonstrate a reduction in the rate of GA disease progression in the treated eye versus the control eye. In December 2015, however, we initiated a strategic realignment plan to fully focus our resources on our proprietary HuCNS-SC cells for the treatment of chronic spinal cord injury. A key elements of the plan included the immediate suspension of further patient enrollment into our Phase II Radiant Study in GA-AMD as well as the modification of certain service agreements related to the AMD program.

Financing and Other Business-related Activities

In March 2015, Ian Massey, D. Phil., joined our executive team as President and Chief Operating Officer with direct responsibility for all aspects of our research and development, manufacturing, regulatory affairs, and quality assurance activities. In January 2016, Dr. Ian Massey was appointed by the Board of Directors to succeed Martin McGlynn, as the Company’s Chief Executive Officer, and elected to the Board.

In April 2015, we raised gross proceeds of approximately $25 million through a public offering of 35,715,000 Units. Each Unit consisted of one share of our common stock and a warrant to purchase three-quarters of a share of our common stock. The warrants have an exercise price of $0.85 per share and will expire five years from the date of issuance. We also granted the underwriters a thirty day option to purchase up to an additional 5,357,250 shares of common stock and/or warrants to purchase up to an additional 4,017,938 shares of common stock to cover over-allotments, if any. The underwriters exercised the over-allotment option for the warrants and so, in April 2015, we issued warrants to purchase up to an additional 4,017,938 shares of common stock. The shares were offered under our effective shelf registration statement previously filed with the SEC.

In December 2015, we initiated a strategic realignment plan to fully focus our resources on our proprietary HuCNS-SC cells for the treatment of chronic spinal cord injury. The plan is expected to (i) yield a cost reduction of approximately $20 million over the next two years, (ii) allow us to expedite completion of our ongoing Phase II Pathway Study, and (iii) commence a pivotal Phase III clinical trial in chronic spinal cord injury. Key elements of the plan included suspension of patient enrollment into our Phase II Radiant Study in GA-AMD, the termination or modification of certain third party service agreements related to the AMD program; a workforce reduction of approximately 25%, which was completed in January 2016; and ongoing efforts to monetize certain of our technology assets.

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

Warrant Liability

We account for our warrants in accordance with U.S. GAAP which defines how freestanding contracts that are indexed to and potentially settled in a company’s own stock should be measured and classified. Authoritative accounting guidance prescribes that only warrants issued by us under contracts that cannot be net-cash settled, and are both indexed to and settled in our common stock, can be classified as equity. As part of our December 2011 financing, we issued Series A Warrants with a five year term to purchase 8,000,000 shares at $1.40 per share and Series B Warrants with a ninety trading day term to purchase 8,000,000 units at $1.25 per unit. Each unit underlying the Series B Warrants consisted of one share of our common stock and one Series A Warrant. In the first and second quarter of 2012, an aggregate of 2,700,000 Series B Warrants were exercised. For the exercise of these warrants, we issued 2,700,000 shares of our common stock and 2,700,000 Series A Warrants. The remaining 5,300,000 Series B Warrants expired unexercised by their terms on May 2, 2012. The Series A Warrants contain full ratchet anti-dilution price protection so that, in most situations, upon the issuance of any common stock or securities convertible into common stock at a price below the then-existing exercise price of the Series A Warrants, the Series A exercise price will be reset to the lower common stock sales price. As a result of our April 2015 financing, the exercise price of the outstanding Series A warrants were reduced from $1.40 per share to $0.70 per share. Subsequently, as a result of our sale of shares of our common stock under a sales agreement entered into in 2009 and amended in 2012, the exercise price of the outstanding Series A warrants were reduced from $0.70 per share to $0.52 per share. As terms of the Series A Warrants do not meet the specific conditions for equity classification, we are required to classify the fair value of these warrants as a liability, with subsequent changes in fair value to be recorded as income (loss) due to change in fair value of warrant liability. The fair value of the Series A Warrants is determined using a Monte Carlo simulation model (see Note 13, “Warrant Liability”). The fair value is affected by changes in inputs to these models including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. The use of a Monte Carlo simulation model requires input of additional assumptions including the progress of our R&D programs and its effect on potential future financings. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability. The estimated fair value of our warrant liability at December 31, 2015, was approximately $771,000.

Stock-Based Compensation

U.S. GAAP requires us to recognize expense related to the fair value of our stock-based compensation awards, including employee stock options and restricted stock units. Employee stock-based compensation is estimated at the date of grant based on the award’s fair value using the Black-Scholes option pricing model and is recognized as expense ratably over the requisite service period. The Black-Scholes option pricing model requires the use of certain assumptions, the most significant of which are our estimates of the expected volatility of the market price of our stock, the expected term of the award, and the risk-free interest rate. Our estimate of the expected volatility is based on historical volatility. The expected term represents the period during which our stock-based awards are expected to be outstanding. In 2015, we estimated this amount based on historical experience of similar awards, giving consideration to the contractual terms of the awards, vesting requirements, and expectation of future employee behavior, including post-vesting terminations. Our estimate of the risk-free interest rate is based on U.S. Treasury debt securities with maturities close to the expected term of the option as of the date of grant. We review our valuation assumptions at each grant date and, as a result, our assumptions in future periods may change. At the end of each reporting period we estimate forfeiture rates based on our historical experience within separate groups of employees and adjust stock-based compensation expense accordingly. For the year ended December 31, 2015, employee and external services stock-based compensation expense (stock options, restricted stock units and 401(k) Plan employer match in form of shares) was approximately $4,244,000. As of December 31, 2015, total compensation cost related to unvested stock options and restricted stock units not yet recognized was approximately $5,924,000, which is expected to be recognized as expense over a weighted-average period of 1.7 years.

Discontinued Operations

Effective January 1, 2015, in accordance with amended accounting guidance, the Company reports a disposal of a component of an entity or a group of components of an entity in discontinued operations only if the disposal represents a strategic shift and will have a major effect on an entity’s operations and financial results. The guidance in effect prior to fiscal year 2015 required the results of operations and cash flows of a business that either has been disposed of or is classified as held-for-sale are reported in discontinued operations if the operations and cash flows of the component have been or will be eliminated from our ongoing operations as a result of the disposal transaction and we will not have any significant continuing involvement in the operations of the component after the disposal transaction. We present the operations of a business that meet this criteria as a discontinued operation, and retrospectively reclassify operating results for all prior periods presented. In the fourth quarter of 2014, as part of our strategy to focus on our clinical operations, we sold our SC Proven reagent and cell culture business and wound-down our business operations at our Subsidiary SCS UK in Cambridge, UK. The results of operations for this component have been classified as discontinued operations for all periods in our Consolidated Statement of Operations.

Intangible Assets (Patent and License Costs)

Other intangible assets, net were approximately $46,000 at December 31, 2015. Intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited. Intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. Intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In December 2014, based on our decision to focus all of our efforts on moving our clinical programs forward, we determined we could not predict the future cash flows from the intangible IPR&D asset related to our Transgenic Rat Program and determined that the intangible asset was impaired and wrote off the approximately $530,000 carrying value of the asset. In the fourth quarter of 2015, based on our annual impairment tests, we determined that certain capitalized patent and license costs were impaired and wrote off approximately $239,000.

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

Impairment of Long-Lived Tangible Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If property, plant, and equipment are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its estimated fair market value. No such impairment was recognized during the year 2015.

Loan Payable

In April 2013, we entered into a Loan Agreement with Silicon Valley Bank (SVB) and received loan proceeds of $9,900,000, net of a $100,000 cash discount. The loan has a three-year term and bears interest at an annual rate of 6%. The loan obligations are secured by a first priority security interest on substantially all of our assets excluding intellectual property. There is also a final $1,000,000 fee payable at the end of the term which is being expensed over the term of the loan using the effective interest method. In conjunction with the Loan Agreement, we issued to SVB a ten year warrant to acquire 293,531 shares of common stock at an exercise price of $1.7034 per share. The warrant is immediately exercisable and expires in April 2023. We estimated the fair value of the warrant to be approximately $388,000 using the Black-Scholes option pricing model. We applied the relative fair value method to allocate the $9,900,000 net proceeds between the loan and warrant. The approximately $388,000 fair value allocated to the warrant was recorded as an increase to additional paid-in capital and as a discount to loan payable. Approximately $9,512,000 was assigned to the loan and was recorded as the initial carrying amount of the loan payable, net of discount. The approximately $388,000 fair value of the warrant and the $100,000 cash discount are both being amortized as additional interest expense over the term of the loan using the effective interest rate method. We also incurred loan issuance costs of approximately $117,000, which are recorded as deferred financing costs on the accompanying consolidated balance sheet and are being amortized to interest expense over the term of the Loan Agreement using the effective interest rate method. The effective interest rate used to amortize the deferred financing costs and the discount (including the fair value of the warrant and the cash discount), and for the accretion of the final payment, is 9.0%. We are required to maintain certain financial and other covenants set forth in the Loan Agreement. In December 2015, to remain in compliance with the terms of the agreement, we entered into an amendment to the Loan Agreement that required us to maintain with SVB a restricted money market account with a minimum aggregate balance of $2,422,500. As part of the amendment, we pledged to SVB a security interest in the restricted money market account. The pledged restricted money market account will be released on the earlier of date we repay the outstanding principal, interest and fees or (i) we receive at least $18,000,000 of net new cash proceeds from investors on terms and conditions reasonably acceptable to SVB and (ii) we have cash and cash equivalents at SVB sufficient to support six months operations.

In April 2013, we entered into an agreement with the CIRM under which CIRM would have provided up to approximately $19.3 million as a forgivable loan, in accordance with mutually agreed upon terms and conditions and CIRM regulations. The CIRM loan was to have helped fund preclinical development of our HuCNS-SC cells for Alzheimer’s disease. Between July 2013 and August 2014, we received in aggregate, approximately $9.6 million as disbursements of the loan provided under the CIRM Loan Agreement. However in December 2014, as findings under this pre-clinical study in Alzheimer’s disease did not meet pre-determined criteria for ongoing funding for this program by CIRM, we decided to wind down this pre-clinical study which had been funded in part by the CIRM loan agreement. Under the terms of the CIRM loan agreement, principal amount of approximately $8,917,000 and accrued interest of approximately $243,000 were forgiven. However, authoritative accounting guidance requires certain conditions (which includes a legal release from the creditor) to be met before a liability can be extinguished and derecognized. In February 2015, we repaid CIRM approximately $679,000 of the aggregate loan proceeds received.

We classified our loan obligations with SVB and CIRM as loan payable, net of discount, current and non-current on our Consolidated Balance Sheet. See Note 14 “Loan payable” in the Notes to the Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information.

Restructuring Costs

On December 18, 2015, we committed to a strategic realignment to fully focus our resources on our proprietary HuCNS-SC platform technology for the treatment of chronic spinal cord injury. As part of our strategic realignment, we have suspended further enrollment of patients in our Phase II Radiant Study in geographic atrophy of age-related macular degeneration, while we seek a partner to fund continued development of HuCNS-SC cells as a potential treatment of retinal disorders. We intend to continue following patients already treated in the study through their 12-month follow up visits. As part of the realignment, we initiated a reduction in our workforce by 17 full-time employees, or approximately 25% of our workforce. In connection with the reduction in workforce, we recorded a one-time charge for severance and related expenses of approximately $392,000 in the fourth quarter of 2015.

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

Revenue

Revenue from continuing operations totaled approximately $117,000 in 2015, $1,012,000 in 2014, and $172,000 in 2013.

				Change in 2015 Versus 2014		Change in 2014 Versus 2013
	2015	2014	2013	$	%	$	%
Revenue:
Revenue from licensing agreements, grants and other	$116,887	$1,012,391	$172,297	$(895,504)	(88)%	$840,094	488%

Revenue from continuing operations is primarily from royalties and milestone payments received under various licensing agreements. Total revenue from continuing operations in 2015 was approximately $117,000, compared to total revenue from continuing operations of approximately $1,012,000 in 2014. The decrease in revenue from 2014 to 2015 was primarily attributable to the receipt in 2014 of (i) a milestone payment of approximately $500,000 received under a licensing agreement with Reneuron Ltd, and (ii) in connection with our divestiture of the SC Proven business, a licensing fee of approximately $400,000 from licensing agreements entered into with Takara Bio Inc. a publicly traded Japanese company.

Total revenue in 2014 from continuing operations was approximately $840,000, or 488% higher than total revenue in 2013. The increase in 2014 was primarily attributable to a milestone payment of approximately $500,000 received under a licensing agreement with Reneuron Ltd and in connection with our divestiture of the SC Proven business, a licensing fee of approximately $400,000 from licensing agreements entered into with Takara Bio Inc. a publicly traded Japanese company.

Operating Expenses

Operating expense from continuing operations totaled approximately $36,837,000 in 2015, $31,923,000 in 2014, and $28,265,000 in 2013.

	2015	2014	2013	Change in 2015 Versus 2014		Change in 2014 Versus 2013
Operating expenses:
Research and development	$27,110,909	$21,503,085	$19,368,888	$5,607,824	26%	$2,134,197	11%
General and administrative	9,334,174	10,419,620	8,834,271	(1,085,446)	(10)%	1,585,349	18%
Wind-down expenses	392,230	—	61,837	392,230	*	(61,837)	(100)%

Total operating expenses	$36,837,313	$31,922,705	$28,264,996	$4,914,608	15%	$3,657,709	13%

*	Calculation not meaningful

Research and Development Expenses

Our R&D expenses consist primarily of salaries and related personnel expenses, costs associated with clinical trials and regulatory submissions, costs associated with preclinical activities such as toxicology studies, costs associated with cell processing and process development, certain patent-related costs such as licensing, facilities related costs such as depreciation, lab equipment, and supplies. Clinical trial expenses include payments to vendors such as clinical research organizations, contract manufacturers, clinical trial sites, laboratories for testing clinical samples and consultants. Cumulative R&D costs incurred since we refocused our activities on developing cell-based therapeutics (fiscal years 2000 through 2015) were approximately $237 million. Over this period, the majority of these cumulative costs were related to: (i) characterization of our proprietary HuCNS-SC cells, (ii) expenditures for toxicology and other preclinical studies, preparation and submission of applications to regulatory agencies to conduct clinical trials and obtaining regulatory clearance to initiate such trials, all with respect to our HuCNS-SC cells, (iii) preclinical studies and development of our human liver engrafting cells, (iv) costs associated with cell processing and process development, and (v) costs associated with our clinical studies.

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

R&D expense from continuing operations totaled approximately $27,111,000 in 2015, as compared to $21,503,000 in 2014 and $19,369,000 in 2013. At December 31, 2015, we had 62 full-time employees working in research and development and laboratory support services as compared to 56 at December 31, 2014 and 47 at December 31, 2013.

2015 versus 2014. R&D expenses increased by approximately $5,608,000, or 26%, in 2015 compared to 2014. The increase was primarily attributable to (i) an increase in personnel costs of approximately $2,959,000 due to the addition of key personnel to strengthen our product development and clinical operations capabilities and an increase in stock based compensation, (ii) an increase of approximately $1,533,000 in expenses related to our clinical studies; primarily attributable to expenses incurred towards initiating a follow-on Phase II randomized, controlled proof-of-concept study in dry AMD in the second-half of 2015 and increased activities in our Phase II proof of concept clinical trial to investigate our HuCNS-SC cells as a treatment for chronic cervical spinal cord injury, (iii) an increase of approximately $490,000 in supplies due to increased clinical and process development activities, and (iv) an increase in allocated facilities expenses of $673,000 primarily related to manufacturing activities. The increase was partially offset by a net decrease in other operating expenses of approximately $47,000.

2014 versus 2013 R&D expenses increased by approximately $2,134,000, or 11%, in 2014 compared to 2013. The increase was primarily attributable to (i) an increase of approximately $2,136,000 in expenses related to our clinical studies; (a) our Phase I/II clinical trial for the treatment of chronic spinal cord injury, (b) our Phase I/II clinical trial in dry AMD, and (c) expenses incurred to initiate a controlled Phase II efficacy study to further investigate our HuCNS-SC cells as a treatment for spinal cord injury, (ii) an increase in personnel costs of approximately $566,000 due to the addition of key personnel to strengthen our product development and clinical operations capabilities, (iii) an increase of approximately $337,000 in supplies and validation expenses primarily related to manufacturing, quality control and process development activities to support our preclinical and clinical studies, and (iv) an increase in other expenses of approximately $169,000. The increase was partially offset by a decrease of approximately $1,074,000 in external services primarily related to our cell manufacturing.

General and Administrative Expenses. General and administrative (G&A) expenses are primarily comprised of salaries, benefits and other staff-related costs associated with finance, legal, human resources, information technology, and other administrative personnel, facilities and overhead costs, and external legal, audit and other general and administrative services.

G&A expenses totaled approximately $9,334,000 in 2015, compared with $10,420,000 in 2014 and $8,834,000 in 2013.

2015 versus 2014. G&A expenses decreased by approximately $1,085,000, or 10%, in 2015 compared to 2014. This decrease was primarily attributable to (i) a decrease of approximately $2,032,000 in external services, primarily legal litigation fees, and (ii) a decrease in other operating expenses of approximately $121,000. This decrease was offset by an increase of approximately $1,068,000 in payroll expenses due to an increase in stock-based compensation awards.

2014 versus 2013 G&A expenses increased by approximately $1,585,000, or 18%, in 2014 compared to 2013. This increase was primarily attributable to (i) an increase of approximately $889,000 in external services, primarily legal fees, (ii) an increase in personnel costs of approximately $400,000 and (iii) an increase in net other expenses of approximately $296,000.

Other Income (Expense)

Other income from continuing operations totaled approximately $305,000 in 2015, compared with other expense of approximately $1,350,000 in 2014 and other income of $2,106,000 in 2013.

	2015	2014	2013	Change in 2015 Versus 2014		Change in 2014 Versus 2013
Other income (expense):
Change in fair value of warrant liability	$913,587	$2,422,451	$3,253,253	$(1,508,864)	(62)%	$(830,802)	(26)%
Impairment of goodwill	—	(1,910,062)	—	1,910,062	(100)%	(1,910,062)	*
Impairment of other intangible assets	(239,241)	(530,100)	—	290,859	(55)%	(530,100)	*
Interest income	7,544	8,532	11,318	(988)	(12)%	(2,786)	(25)%
Interest expense	(506,319)	(1,295,404)	(1,166,782)	789,085	(61)%	(128,622)	11%
Other income (expense), net	129,829	(45,766)	8,218	175,595	(384)%	(53,984)	(657)%

Total other income (expense), net	$305,400	$(1,350,349)	$2,106,007	$1,655,750	(123)%	$(3,456,356)	(164)%

*	Calculation not meaningful

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

Interest Income

Interest income totaled approximately $8,000 in 2015, $9,000 in 2014, and $11,000 in 2013. Interest income is not significant and is from the investment of our cash balances in money market accounts and short-term money market instruments that are highly liquid and that preserves capital.

Interest Expense

Interest expense was approximately $506,000 in 2015, $1,295,000 in 2014, and $1,167,000 in 2013. Interest expense for 2015 was primarily from the accretion of discount, amortization of deferred financing costs and accrual of interest related to our loan agreement with SVB. Interest expense for 2014 and 2013 was primarily from the accretion of discount, amortization of deferred financing costs and accrual of interest related to our loan agreement with SVB, and accrued interest related to our loan agreement with CIRM. See Note 14 “Loan Payable,” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information.

Impairment of Intangible Assets

In the fourth quarter of 2015, based on our annual impairment tests, we determined that certain capitalized patent and license costs were impaired and wrote off approximately $239,000.

Other Income (Expense), net

Other income, net of approximately $130,000 for 2015 was primarily attributable to the gain on sale of our Rhode Island property (see Note 12, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information) and gain on sale of equipment offset by state franchise taxes paid. Other expense, net of approximately $46,000 for 2014 was primarily state franchise taxes. Other income of approximately $8,000 in 2013 includes approximately $38,000 from a net gain on sale and disposal of equipment. The above income was offset by state franchise taxes of approximately $30,000.

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

Net loss from discontinued operations totaled approximately $0 in 2015, $369,000 in 2014, and $452,000 in 2013.

	2015	2014	2013
Revenue from product sales	$—	$1,150,354	$997,968
Revenue from other, net	—	20,530	33,005

Total revenue	—	1,170,884	1,030,973
Cost of product sales	—	733,425	316,629

Gross profit	—	437,459	714,344
Operating expenses	—	806,816	1,166,811

Net loss from discontinued operations	$—	$(369,357)	$(452,467)

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

				Change in 2015 Versus 2014		Change in 2014 Versus 2013
	2015	2014	2013	$	%	$	%
At December 31:
Cash and highly liquid investments(1)	$12,110,565	$24,987,603	$30,585,424	$(12,877,038)	(52)%	$(5,597,821)	(18)%
Year ended December 31:
Net cash used in operating activities	$(30,679,424)	$(27,352,431)	$(23,322,001)	$(3,326,993)	12%	$(4,030,430)	17%
Net cash provided by (used in) investing activities	$(885,280)	$(425,622)	$9,035,906	$(459,658)	108%	$(9,461,528)	*
Net cash provided by financing activities	$18,706,825	$22,196,501	$36,402,277	$(3,489,676)	(16)%	$(14,205,776)	(39)%

(1)	For 2015 and 2014, cash and highly liquid investments include unrestricted cash, cash equivalents. For 2013, marketable debt securities are also included.
*	Calculation not meaningful.

Net Cash Used in Operating Activities

Cash used in operating activities was approximately $30,679,000 in 2015, $27,352,000 in 2014, and $23,322,000 in 2013. Cash used in operating activities is primarily driven by our net loss as adjusted for non-cash charges and differences in the timing of operating cash flows.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities of approximately $885,000 in 2015 was primarily related to the purchase of lab equipment for approximately $1,054,000, offset by receipts of approximately $149,000 from the sale of our property in Rhode Island (See Note 12, “Commitments and Contingencies” in the notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information) and approximately $20,000 from the sale of lab equipment. Net cash used in investing activities in 2014 was primarily for the purchase of lab and office equipment. Net cash provided by investing activities for the similar period in 2013 was primarily attributable to net maturities of short-term marketable debt securities of approximately $13,742,000, offset by a net investment in leasehold improvements, equipment and other assets of approximately $4,706,000.

Our investment portfolio is comprised primarily of U.S. Treasury debt securities, which are classified as cash equivalents.

Net Cash Provided by Financing Activities

Listed below are key financing transactions entered into by us in 2015, 2014 and 2013:

•	In April 2015, we raised gross proceeds of approximately $25 million through a public offering of 35,715,000 Units. Each Unit consists of one share of our common stock and a warrant to purchase three-quarters of a share of our common stock. The warrants have an exercise price of $0.85 per share, are exercisable immediately, and will expire five years from the date of issuance. We also granted the underwriters a thirty day option (the Over-Allotment Option) to purchase up to an additional 5,357,250 shares of common stock and/or warrants to purchase up to an additional 4,017,938 shares of common stock to cover over-allotments, if any. The underwriters exercised the over-allotment option for the warrants and so, in April 2015, we issued warrants to purchase up to an additional 4,017,938 shares of common stock at $0.85 per share. In May 2015, the underwriters exercised in part, the over-allotment option for additional shares and purchased 2,757,250 shares of our common stock at a price of $0.699 per share, before the underwriting discount. We received net proceeds of approximately $1.8 million from the exercise of the Over-Allotment Option, increasing our aggregate net proceeds from the offering to approximately $25 million, after deducting offering expenses, underwriting discounts and commissions. The shares were offered under our effective shelf registration statement previously filed with the SEC.

•	Under a sales agreement entered into in 2009 and amended in 2012 (Amended Sales Agreement), we have the option to sell up to $30 million of our common stock from time to time, in at-the-market offerings. The sales agent is paid compensation of 2% of gross proceeds pursuant to the terms of the amended agreement. The sales agreement as amended, has been filed with the SEC. Under the Amended Sales Agreement, in 2015, we sold a total of 2,546,681 shares of our common stock at an average price per share of $0.55 for gross proceeds of approximately $1,410,000. The shares were offered under our shelf registration statement previously filed with, and declared effective by, the SEC.

•	In July 2014, we raised gross proceeds of $20,000,000 through the sale of 11,299,435 units to two institutional biotechnology investors, at an offering price of $1.77 per unit. Each unit consists of one share of our common stock and a warrant to purchase 0.85 of a share of our common stock. The warrants are exercisable six months from the date of issuance at an exercise price of $2.17. The warrants are non-transferable and will expire thirteen months from the date of issuance. The shares were offered under our shelf registration statement previously filed with, and declared effective by, the SEC.

•	In 2014, an aggregate of 1,180,015 Series A Warrants were exercised. For the exercise of these warrants, we issued 1,180,015 shares of our common stock and received gross proceeds of approximately $1,652,000.

•	Under the Amended Sales Agreement, in 2014, we sold a total of 193,271 shares of our common stock at an average price per share of $1.47 for gross proceeds of approximately $285,000. The shares were offered under our shelf registration statement previously filed with, and declared effective by, the SEC.

•	In October 2013, we sold a total of 12,845,500 units in an underwritten public offering at a price of $1.45 per unit and received total proceeds, net of offering expenses, underwriting discounts and commissions, of approximately $17.3 million. Each unit sold consisted of one share of common stock, par value $.01 per share, and a warrant to purchase one-half share of common stock. The warrants have an exercise price of $1.80 per share, are exercisable immediately, and will expire five years from the date of issuance.

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

•	Under the Amended Sales Agreement, in 2013, we sold an aggregate of 1,733,771 shares of our common stock at an average price per share of $1.91 for gross proceeds of approximately $3,317,000. The shares were offered under our shelf registration statement previously filed with, and declared effective by, the SEC.

•	In 2013, an aggregate of 384,534 Series A Warrants were exercised. For the exercise of these warrants, we issued 384,534 shares of our common stock and received gross proceeds of approximately $538,000.

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

We intend to pursue opportunities to obtain additional financing in the future through equity and debt financings, grants and collaborative research arrangements. In December 2013, we filed with the SEC, and the SEC declared effective, a universal shelf registration statement which permits us to issue up to $100 million worth of registered debt and equity securities. Under this effective shelf registration, we have the flexibility to issue registered securities, from time to time, in one or more separate offerings or other transactions with the size, price and terms to be determined at the time of issuance. Registered securities issued using this shelf may be used to raise additional capital to fund our working capital and other corporate needs, for future acquisitions of assets, programs or businesses, and for other corporate purposes. As of March 1, 2016, we had approximately $25 million under this universal shelf registration statement available for issuing debt or equity securities.

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

Operating Leases — California

In December 2010, we entered into a commercial lease agreement with BMR-Gateway Boulevard LLC (BMR), as landlord, for office and research space at BMR’s Pacific Research Center in Newark, California. The initial term of the lease is approximately eleven and one-half years and includes escalating rent payments which we recognize as lease operating expense on a straight-line basis. We will pay approximately $17,869,000 in aggregate as rent over the term of the lease to BMR. Deferred rent for this facility was approximately $1,372,000 as of December 31, 2015, and approximately $1,429,000 as of December 31, 2014.

In March 2013, we entered into a commercial lease agreement with Prologis, L.P. (Prologis), as landlord, for office and research space in Sunnyvale, California. The facility is for operations that support our clinical development activities. The initial term of the lease is ten years and includes escalating rent payments which we recognize as lease operating expense on a straight-line basis. We will pay approximately $3,497,000 in aggregate rent over the term of the lease. As part of the lease, Prologis has agreed to provide us financial allowances to build initial tenant improvements, subject to customary terms and conditions relating to landlord-funded tenant improvements. The tenant improvements are recorded as leasehold improvement assets and amortized over the term of the lease. The financial allowances are treated as a lease incentive and recorded as deferred rent which is amortized as reductions to lease expense over the lease term. Deferred rent for this facility was approximately $382,000 as of December 31, 2015 and $391,000 as of December 31, 2014.

Operating Leases — United Kingdom

In January 2011, we amended the existing lease agreements of our wholly-owned subsidiary, Stem Cell Sciences (U.K.) Ltd, effectively reducing our leased office and lab space. The lease by its terms was extended to September 30, 2013. In October 2013, we signed a new three-year lease agreement for the leased space and expect to pay rent of approximately GBP 53,000 per annum. StemCells, Inc. is the guarantor of SCS UK’s obligations under the existing lease. The lease gave SCS UK an option for early termination of the lease agreement. In December 2014, we sold our SC Proven reagent and cell culture business and as part of the wind-down of our business operations in UK, sublet our leased space for the remaining term of our lease agreement; from January 2015 to our opted early termination date of October 2015.

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

Contractual Obligations

In the table below, we set forth our legally binding and enforceable contractual cash obligations at December 31, 2015:

	Total Obligations at 12/31/15	Payable in 2016	Payable in 2017	Payable in 2018	Payable in 2019	Payable in 2020	Payable in 2021 and Beyond
Operating lease payments	$14,241,335	$1,968,459	$2,014,706	$2,061,260	$2,108,130	$2,155,325	$3,933,455
Capital lease equipment (principal & interest)	36,785	20,670	11,202	4,913	—	—	—
Loan payable (principal & interest)(1)	1,440,679	1,440,679	—	—	—	—	—

Total contractual cash obligations	$15,718,799	$3,429,808	$2,025,908	$2,066,173	$2,108,130	$2,155,325	$3,933,455

(1)	Excludes principal of approximately $8,917,000 and accrued interest of approximately $243,000 related to the CIRM loan agreement. See Note 14, “Loan Payable” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K for further information.

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

We do not have any material unconditional purchase obligations or commercial commitments related to capital expenditures, clinical development, clinical manufacturing, or other external services contracts at December 31, 2015.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” The ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. In July 2015, the FASB voted to defer the effective date of this ASU for one year, revising the effective date for interim and annual periods beginning after December 15, 2016. Early adoption is permitted. We do not anticipate the adoption of this ASU will have a material impact on our consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, “Interest — Imputation of Interest,” which amends the presentation of debt issuance costs in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than as a deferred charge as presented under current guidance. ASU 2015-03 is effective for annual and interim periods beginning after December 15, 2015, and must be retrospectively applied. Early adoption is permitted. We do not expect the adoption of this amendment to have a material effect on our financial condition and results of operations.

In January 2016, the FASB issued ASU 2015-01, “Financial Instruments—Overall.” The amendments in this update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee).The amendments in this update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We do not expect the adoption of ASU 2016-01 to have a significant impact on our Consolidated Financial Statements or related disclosures.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Credit Risks

Our interest-bearing assets, or interest-bearing portfolio, consist of cash and cash equivalents. The balance of our interest-bearing portfolio was approximately $14,533,000, or 68%, of total assets at December 31, 2015 and $24,988,000, or 77%, of total assets at December 31, 2014. Interest income earned on these assets was approximately $8,000 in 2015 and $9,000 in 2014. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. At December 31, 2015, our cash equivalents were primarily composed of money market accounts comprised of U.S. Treasury debt securities. See Note 1, “Summary of Significant Accounting Policies — Financial Instruments” and Note 2 “Financial Instruments” section in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further information.

Equity Security and Foreign Exchange Risks

Our foreign exchange risk is an exposure to foreign currency exchange rates on the earnings, cash flows and financial position of our foreign subsidiary in the United Kingdom. Financial statements of our foreign subsidiary are translated into U.S. dollars from U.K. pounds (GBP), using period-end exchange rates for assets and liabilities and average exchange rates for revenues and expenses. Adjustments resulting from translating net assets are reported as a separate component of “Accumulated other comprehensive income (loss)” within shareholders’ equity under the caption “Unrealized gain (loss) on foreign currency translation”. In the fourth quarter of 2014, as part of our strategy to focus on our clinical operations, we sold our SC Proven reagent and cell culture business and wound-down our business operations at our Subsidiary SCS UK in Cambridge, UK. At December 31, 2015, the remaining assets and liabilities of our UK subsidiaries included in our Consolidated Balance Sheets are not significant Because we are currently not subject to material foreign currency exchange risk with respect to revenue transactions and cash balances, we have not to date entered into any hedging contracts.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STEMCELLS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

StemCells, Inc.

We have audited the accompanying consolidated balance sheets of StemCells, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements an audit also includes assessing the accounting principles used and significant estimates made by management. As well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of StemCells, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2016 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

San Francisco, California

March 15, 2016

StemCells, Inc.

Consolidated Balance Sheets

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$12,110,565	$24,987,603
Restricted cash	2,422,500	—
Trade receivables	—	159,466
Other receivables	53,405	256,166
Prepaid assets	625,296	1,017,726
Deferred financing costs, current	1,224	22,082
Other assets, current	—	64,928

Total current assets	15,212,990	26,507,971
Property, plant and equipment, net	5,217,929	5,186,958
Other intangible assets, net	45,816	356,889
Deferred financing costs, non-current	—	1,224
Other assets, non-current	742,729	373,717

Total assets	$21,219,464	$32,426,759

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,512,045	$1,818,831
Accrued expenses and other current liabilities	5,731,596	4,869,710
Loan payable net of discount, current	1,417,388	4,686,388
Deferred revenue, current	16,826	16,826
Capital lease obligation, current	20,032	20,191
Deferred rent, current	132,338	85,925

Total current liabilities	9,830,225	11,497,871
Capital lease obligations, non-current	15,878	9,230
Loan payable net of discount, non-current	8,916,641	10,334,029
Fair value of warrant liability	770,964	1,684,551
Deferred rent, non-current	1,621,338	1,734,214
Deferred revenue, non-current	29,258	46,084
Other long-term liabilities	369,370	1,250,007

Total liabilities	21,553,674	26,555,986
Commitments and contingencies (Note 12)
Stockholders’ equity (deficit):
Common stock, $0.01 par value; 225,000,000 shares authorized; issued and outstanding 111,348,241 at December 31, 2015 and 68,729,774 at December 31, 2014	1,113,483	687,298
Additional paid-in capital	455,191,582	425,389,693
Accumulated deficit	(456,686,634)	(420,271,608)
Accumulated other comprehensive income	47,359	65,390

Total stockholders’ equity (deficit)	(334,210)	5,870,773

Total liabilities and stockholders’ equity (deficit)	$21,219,464	$32,426,759

See Notes to Consolidated Financial Statements.

StemCells, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2015	2014	2013
Revenue:
Revenue from licensing agreements, grants and other	$116,887	$1,012,391	$172,297
Operating expenses:
Research and development	27,110,909	21,503,085	19,368,888
General and administrative	9,334,174	10,419,620	8,834,271
Wind-down expenses	392,230	—	61,837

Total operating expenses	36,837,313	31,922,705	28,264,996

Operating loss	(36,720,426)	(30,910,314)	(28,092,699)
Other income (expense):
Change in fair value of warrant liability	913,587	2,422,451	3,253,253
Impairment of goodwill	—	(1,910,062)	—
Impairment of other intangible assets	(239,241)	(530,100)	—
Interest income	7,544	8,532	11,318
Interest expense	(506,319)	(1,295,404)	(1,166,782)
Other income (expense), net	129,829	(45,766)	8,218

Total other income (expense), net	305,400	(1,350,349)	2,106,007

Net loss from continuing operations	(36,415,026)	(32,260,663)	(25,986,692)
Discontinued operations:
Loss from discontinued operations	—	(369,357)	(452,467)
Net loss on disposal of assets	—	(111,254)	—

Net loss from discontinued operations	—	(480,611)	(452,467)

Net loss	$(36,415,026)	$(32,741,274)	$(26,439,159)

Basic and diluted net loss per share:
Basic and diluted net loss per share from continuing operations	$(0.38)	$(0.52)	$(0.60)
Basic and diluted net loss per share from discontinued operations	—	(0.01)	(0.01)

Basic and diluted net loss per share	$(0.38)	$(0.53)	$(0.61)
Shares used to compute basic and diluted loss per share	95,807,377	61,612,957	43,422,001

See Notes to Consolidated Financial Statements.

StemCells, Inc.

Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
	2015	2014	2013
Net loss from continuing operations	$(36,415,026)	$(32,260,663)	$(25,986,692)
Other comprehensive income (loss)
Unrealized gains (losses) on marketable securities	—	—	1,356

Comprehensive loss from continuing operations	(36,415,026)	(32,260,663)	(25,985,336)
Discontinued operations:
Net loss from discontinued operations	—	(480,611)	(452,467)
Other comprehensive income (loss)	(18,031)	(186,711)	57,568

Comprehensive loss from discontinued operations	(18,031)	(667,322)	(394,899)

Comprehensive loss	$(36,433,057)	$(32,927,985)	$(26,380,235)

See Notes to Consolidated Financial Statements.

StemCells, Inc.

Consolidated Statement of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances, December 31, 2012	37,506,305	375,063	374,507,552	(361,091,175)	193,177	13,984,617
Net loss	—	—	—	(26,439,159)	—	(26,439,159)
Unrealized gain on foreign currency translation	—	—	—	—	57,568	57,568
Change in unrealized gain on securities available-for-sale	—	—	—	—	1,356	1,356
Issuance of common stock and warrants, net of issuance cost of $2,051,699	16,938,575	169,385	24,710,188	—	—	24,879,573
Common stock issued for external services	104,911	1,049	153,062	—	—	154,111
Common stock issued pursuant to employee benefit plan	82,863	829	131,242	—	—	132,071
Compensation expense from grant of options and restricted stock units (fair value)	—	—	2,322,489	—	—	2,322,489
Exercise of director stock options	3,452	35	3,417	—	—	3,452
Exercise and net settlement of restricted stock units	362,657	3,627	(345,993)	—	—	(342,366)
Common stock issued as consideration in the acquisition of a patent portfolio	139,548	1,395	198,605	—	—	200,000

Balances, December 31, 2013	55,138,311	551,383	401,680,562	(387,530,334)	252,101	14,953,712
Net loss	—	—	—	(32,741,274)	—	(32,741,274)
Unrealized loss on foreign currency translation	—	—	—	—	(186,711)	(186,711)
Issuance of common stock and warrants, net of issuance cost of $1,335,327	12,852,221	128,522	22,230,864	—	—	22,359,386
Common stock issued for external services	120,149	1,202	153,506	—	—	154,708
Common stock issued pursuant to employee benefit plan	115,722	1,157	182,520	—	—	183,677
Compensation expense from grant of options and restricted stock units (fair value)	—	—	1,646,608	—	—	1,646,608
Exercise and net settlement of restricted stock units	503,371	5,034	(504,367)	—	—	(499,333)

Balances, December 31, 2014	68,729,774	$687,298	$425,389,693	$(420,271,608)	$65,390	$5,870,773
Net loss	—	—	—	(36,415,026)	—	(36,415,026)
Unrealized loss on foreign currency translation	—	—	—	—	(18,031)	(18,031)
Issuance of common stock and warrants, net of issuance cost of $2,015,808	41,018,931	410,190	25,914,375	—	—	26,324,565
Common stock issued for external services	422,207	4,222	227,779	—	—	232,001
Common stock issued pursuant to employee benefit plan	355,004	3,550	226,715	—	—	230,265
Compensation expense from grant of options and restricted stock units (fair value)	—	—	3,833,830	—	—	3,833,830
Exercise and net settlement of restricted stock units	822,325	8,223	(400,810)	—	—	(392,587)

Balances, December 31, 2015	111,348,241	$1,113,483	$455,191,582	$(456,686,634)	$47,359	$(334,210)

See Notes to Consolidated Financial Statements.

StemCells, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(36,415,026)	$(32,741,274)	$(26,439,159)
Adjustments to reconcile net loss to net cash used in operating activities:	—
Depreciation and amortization	1,125,696	1,307,203	1,058,725
Stock-based compensation	4,244,408	2,034,898	2,608,670
Amortization of debt discount and issuance costs	114,180	240,021	288,951
Gain on disposal of fixed assets	(168,898)	(75,917)	(38,854)
Impairment of intangible asset	239,241	530,100	—
Impairment of goodwill	—	1,910,062	—
Loss on disposal of intangible assets relating to discontinued operations	—	186,846	—
Fair value of property gifted	—	5,671	—
Change in fair value of warrant liability	(913,587)	(2,422,451)	(3,253,253)
Changes in operating assets and liabilities:
Trade receivables	155,419	(55,457)	3,606
Other receivables	199,365	192,795	(298,734)
Prepaid and other current assets	507,659	(465,478)	801,611
Accounts payable and accrued expenses	292,190	2,055,437	2,143,917
Accrued wind-down expenses	392,230	—	(1,102,762)
Deferred revenue	(16,826)	(66,925)	(24,270)
Deferred rent	(66,463)	(5,169)	435,967
Other assets non-current	(369,012)	17,207	493,584

Net cash used in operating activities	(30,679,424)	(27,352,431)	(23,322,001)
Cash flows from investing activities:
Purchases of marketable debt securities	—	—	(687,798)
Sales or maturities of marketable debt securities	—	—	14,430,000
Purchases of property, plant and equipment	(1,053,993)	(903,943)	(4,680,796)
Proceeds from sale of property, plant and equipment	168,713	3,500	38,500
Acquisition of other assets	—	—	(64,000)
Proceeds from the disposal of assets related to discontinued operations	—	474,821	—

Net (cash used in) provided by investing activities	(885,280)	(425,622)	9,035,906
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	26,324,565	18,949,647	23,491,597
Proceeds from the exercise of warrants, net of issuance costs	—	1,974,931	530,097
Proceeds from the exercise of stock options	—	—	3,452
Proceeds from loan payable, net of issuance costs	—	5,775,543	13,558,358
Repayment of debt obligations	(4,778,485)	(3,982,971)	(826,465)
Restricted cash related to debt obligations	(2,422,500)	—	—
Repayment of capital lease obligations	(24,168)	(21,316)	(12,396)
Payments related to net share issuance of stock based awards	(392,587)	(499,333)	(342,366)

Net cash provided by financing activities	18,706,825	22,196,501	36,402,277

Increase (decrease) in cash and cash equivalents	(12,857,879)	(5,581,552)	22,116,182
Effects of foreign exchange rate changes on cash and cash equivalents	(19,159)	(16,269)	(2,033)
Cash and cash equivalents, beginning of period	24,987,603	30,585,424	8,471,275

Cash and cash equivalents, end of period	$12,110,565	$24,987,603	$30,585,424

Supplemental disclosure of cash flow information:
Interest paid	$506,319	$479,011	$427,040
Supplemental schedule of non-cash investing and financing activities:
Fair value of 329,131 shares issued as consideration under an equity financing agreement (1)	$—	$—	$600,006
Fair value of 139,548 shares issued as consideration in the acquisition of a patent portfolio (2)	$—	$—	$200,000
Equipment acquired under a capital lease (3)	$28,882	$—	$43,600

(1)	In June 2013, we entered into an agreement with an institutional investor, under which we had the right to sell up to $30.0 million of common stock to the institutional investor. In consideration for entering into the agreement, we issued 329,131 shares of our common stock to the institutional investor. We will not receive any cash proceeds from the issuance of these 329,131 shares. All shares sold under this agreement were offered under our shelf registration statement previously filed with, and declared effective by, the SEC. In October 2013, we terminated the agreement without any cost or penalty.
(2)	In October, 2013, we acquired from NeuroSpheres a patent portfolio we licensed on an exclusive worldwide basis, including the six patents that were the subject of our patent infringement litigation against Neuralstem. As consideration for the patents, we issued 139,548 shares of unregistered common stock with a fair value of $200,000 to NeuroSpheres. In connection with the patent acquisition, all preexisting agreements were terminated. The acquisition relieves us from further milestone and royalty payments to NeuroSpheres.
(3)	Represents the present value of future minimum capital lease payments for equipment leased.

See notes to the Consolidated Financial Statements

StemCells, Inc.

Notes to Consolidated Financial Statements

December 31, 2015

Note 1. Summary of Significant Accounting Policies

Nature of Business

StemCells, Inc., a Delaware corporation, is a biopharmaceutical company that operates in one segment, the research, development, and commercialization of cell-based therapeutics and related technologies.

The accompanying consolidated financial statements have been prepared on the basis that we will continue as a going concern. Since inception, we have incurred annual losses and negative cash flows from operations and have an accumulated deficit of approximately $457 million at December 31, 2015. We have not derived significant revenue from the sale of products, and do not expect to receive significant revenue from product sales for at least several years. We may never be able to realize sufficient revenue to achieve or sustain profitability in the future.

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

Reclassifications

Certain reclassifications have been made to the prior year financial statements in order to conform to the current year’s presentation. These reclassifications relate to the wind-down of our business operations at our Subsidiary SCS UK (See Note 19, “Discontinued Operations”).

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Significant estimates include the following:

•	the fair value of share-based awards recognized as compensation (see Note 11, “Stock-Based Compensation”);

•	valuation allowance against net deferred tax assets (see Note 18, “Income Taxes”);

•	the fair value of warrants recorded as a liability (see Note 13, “Warrant Liability”); and

Financial Instruments

Cash Equivalents, Restricted Cash, and Marketable Securities

All money market and highly liquid investments with a maturity of 90 days or less at the date of purchase are classified as cash equivalents. Highly liquid investments with maturities of 365 days or less not previously classified as cash equivalents are classified as marketable securities, current. Investments with maturities greater than 365 days are classified as marketable securities, non-current. Our restricted cash is held in a money market account.

Trade and Other Receivables

Our receivables generally consist of interest income on our financial instruments, revenue from licensing agreements and grants. Because dollar amounts for our receivables are not material we regard the associated credit risk to be minimal.

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

Discontinued Operations

Effective January 1, 2015, in accordance with amended accounting guidance, the Company reports a disposal of a component of an entity or a group of components of an entity in discontinued operations only if the disposal represents a strategic shift and will have a major effect on an entity’s operations and financial results. The guidance in effect prior to fiscal year 2015 required the results of operations and cash flows of a business that either has been disposed of or is classified as held-for-sale are reported in discontinued operations if the operations and cash flows of the component have been or will be eliminated from our ongoing operations as a result of the disposal transaction and we will not have any significant continuing involvement in the operations of the component after the disposal transaction. We present the operations of a business that meet this criteria as a discontinued operation, and retrospectively reclassify operating results for all prior periods presented. In the fourth quarter of 2014, as part of our strategy to focus on our clinical operations, we sold our SC Proven reagent and cell culture business and wound-down our business operations at our Subsidiary SCS UK in Cambridge, UK. The results of operations for this component have been classified as discontinued operations for all periods in our Consolidated Statement of Operations.

Goodwill

Goodwill is not amortized but subject to annual impairment tests. On April 1, 2009, we acquired the operations of SCS for an aggregate purchase price of approximately $5,135,000. Approximately 42% of the purchase price was allocated to Goodwill. The acquired operations included proprietary cell technologies relating to embryonic stem cells, induced pluripotent stem (iPS) cells, and tissue-derived (adult) stem cells; expertise and infrastructure for providing cell-based assays for drug discovery; a cell culture products business; and an intellectual property portfolio with claims relevant to cell processing, reprogramming and manipulation, as well as to gene targeting and insertion. In the fourth quarter of 2014, as part of our strategy to focus on our clinical operations, we sold our SC Proven reagent and cell culture business and wound-down our business operations at our Subsidiary SCS UK in Cambridge, UK. We also determined that we could not predict the future cash flows if any from the intellectual property portfolio acquired. Based on these factors, we determined that the Goodwill related to the acquisition was impaired and in the fourth quarter of 2014, wrote off its carrying value of approximately $1,910,000.

Intangible Assets (Patent and License Costs)

Other intangible assets, net were approximately $46,000 at December 31, 2015. Intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited. Intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. Intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In December 2014, based on our decision to focus all of our efforts on moving our clinical programs forward, we determined we could not predict the future cash flows from the intangible in process research and development (IPR&D) asset related to our Transgenic Rat Program and determined that the intangible asset was impaired and wrote off the approximately $530,000 carrying value of the asset. In the fourth quarter of 2015, based on our annual impairment tests, we determined that certain capitalized patent and license costs were impaired and wrote off approximately $239,000.

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

Impairment of Long-Lived Tangible Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If property, plant, and equipment are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its estimated fair market value. No such impairment was recognized during the year 2014 and 2015.

Loan Payable

In April 2013, we entered into a Loan Agreement with Silicon Valley Bank (SVB) and received loan proceeds of $9,900,000, net of a $100,000 cash discount. The loan has a three-year term and bears interest at an annual rate of 6%. The loan obligations are secured by a first priority security interest on substantially all of our assets excluding intellectual property. There is also a final $1,000,000 fee payable at the end of the term which is being expensed over the term of the loan using the effective interest method. In conjunction with the Loan Agreement, we issued to SVB a ten year warrant to acquire 293,531 shares of common stock at an exercise price of $1.7034 per share. The warrant is immediately exercisable and expires in April 2023. We estimated the fair value of the warrant to be approximately $388,000 using the Black-Scholes option pricing model. We applied the relative fair value method to allocate the $9,900,000 net proceeds between the loan and warrant. The approximately $388,000 fair value allocated to the warrant was recorded as an increase to additional paid-in capital and as a discount to loan payable. Approximately $9,512,000 was assigned to the loan and was recorded as the initial carrying amount of the loan payable, net of discount. The approximately $388,000 fair value of the warrant and the $100,000 cash discount are both being amortized as additional interest expense over the term of the loan using the effective interest rate method. We also incurred loan issuance costs of approximately $117,000, which are recorded as deferred financing costs on the accompanying consolidated balance sheet and are being amortized to interest expense over the term of the Loan Agreement using the effective interest rate method. The effective interest rate used to amortize the deferred financing costs and the discount (including the fair value of the warrant and the cash discount), and for the accretion of the final payment, is 9.0%. We are required to maintain certain financial and other covenants set forth in the Loan Agreement. In December 2015, to remain in compliance with the terms of the agreement, we entered into an amendment to the Loan Agreement that required us to maintain with SVB a restricted money market account with a minimum aggregate balance of $2,422,500. As part of the amendment, we pledged to SVB a security interest in the restricted money market account. The pledged restricted money market account will be released on the earlier of date we repay the outstanding principal, interest and fees or (i) we receive at least $18,000,000 of net new cash proceeds from investors on terms and conditions reasonably acceptable to SVB and (ii) we have cash and cash equivalents at SVB sufficient to support six months operations.

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

Warrant Liability

We account for our warrants in accordance with U.S. GAAP which defines how freestanding contracts that are indexed to and potentially settled in a company’s own stock should be measured and classified. Authoritative accounting guidance prescribes that only warrants issued by us under contracts that cannot be net-cash settled, and are both indexed to and settled in our common stock, can be classified as equity. As part of our December 2011 financing, we issued Series A Warrants with a five year term to purchase 8,000,000 shares at $1.40 per share and Series B Warrants with a ninety trading day term to purchase 8,000,000 units at $1.25 per unit. Each unit underlying the Series B Warrants consisted of one share of our common stock and one Series A Warrant. In the first and second quarter of 2012, an aggregate of 2,700,000 Series B Warrants were exercised. For the exercise of these warrants, we issued 2,700,000 shares of our common stock and 2,700,000 Series A Warrants. The remaining 5,300,000 Series B Warrants expired unexercised by their terms on May 2, 2012. The Series A Warrants contain full ratchet anti-dilution price protection so that, in most situations, upon the issuance of any common stock or securities convertible into common stock at a price below the then-existing exercise price of the Series A Warrants, the Series A exercise price will be reset to the lower common stock sales price. As a result of our April 2015 financing, the exercise price of the outstanding Series A warrants were reduced from $1.40 per share to $0.70 per share. Subsequently, as a result of our sale of shares of our common stock under a sales agreement entered into in 2009 and amended in 2012, the exercise price of the outstanding Series A warrants were reduced from $0.70 per share to $0.52 per share. As terms of the Series A Warrants do not meet the specific conditions for equity classification, we are required to classify the fair value of these warrants as a liability, with subsequent changes in fair value to be recorded as income (loss) due to change in fair value of warrant liability. The fair value of the Series A Warrants is determined using a Monte Carlo simulation model (see Note 13, “Warrant Liability”). The fair value is affected by changes in inputs to these models including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. The use of a Monte Carlo simulation model requires input of additional assumptions including the progress of our research and development (R&D) programs and its affect on potential future financings. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability. The estimated fair value of our warrant liability at December 31, 2015, was approximately $771,000.

Revenue Recognition

We recognize revenue resulting from licensing agreements and government grants.

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

Research and Development Costs

Our research and development expenses consist primarily of salaries and related personnel expenses; costs associated with clinical trials and regulatory submissions; costs associated with process development and quality assurance activities to scale the production of our HuCNS-SC cells to meet the requirements of Phase III clinical trials; costs associated with preclinical activities such as toxicology studies; certain patent-related costs such as licensing; facilities-related costs such as depreciation; lab equipment and supplies. Clinical trial expenses include payments to vendors such as clinical research organizations, contract manufacturers, clinical trial sites, laboratories for testing clinical samples and consultants. All research and development costs are expensed as incurred.

Stock-Based Compensation

We expense the estimated fair value of our stock-based compensation awards. The estimated fair value is calculated using the Black-Scholes option pricing model. The compensation cost we record for these awards are based on their grant-date fair value as estimated and amortized over their vesting period. At the end of each reporting period we estimate forfeiture rates based on our historical experience within separate groups of employees and adjust stock-based compensation expense accordingly. See Note 11, “Stock-Based Compensation” for further information.

Restructuring Costs

On December 18, 2015, we committed to a strategic realignment to fully focus our resources on our proprietary HuCNS-SC platform technology for the treatment of chronic spinal cord injury. As part of our strategic realignment, we suspended further enrollment of patients in our Phase II Radiant Study in geographic atrophy of age-related macular degeneration, while we seek a partner to fund continued development of HuCNS-SC cells as a potential treatment of retinal disorders. We intend to continue following patients already treated in the study through their 12-month follow up visits. As part of the realignment, we initiated a reduction in our workforce by 17 full-time employees, or approximately 25% of our workforce. In connection with the reduction in workforce, we recorded a one-time charge for severance and related expenses of approximately $392,000 in the fourth quarter of 2015. The $392,000 is part of our accrued expenses on our accompanying consolidated balance sheets and is classified as wind-down expenses in our consolidated statement of operations.

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

The following are the basic and dilutive net loss per share computations for the last three fiscal years:

	2015	2014	2013
Net loss from continuing operations	$(36,415,026)	$(32,260,663)	$(25,986,692)
Net loss from discontinued operations	—	(480,611)	(452,467)

Net loss	$(36,415,026)	$(32,741,274)	$(26,439,159)

Weighted average shares outstanding used to compute basic and diluted net loss per share	95,807,377	61,612,957	43,422,001

Basic and diluted net loss per share from continuing operations	$(0.38)	$(0.52)	$(0.60)
Basic and diluted net loss per share from discontinued operations	$—	$(0.01)	$(0.01)

Basic and diluted net loss per share	$(0.38)	$(0.53)	$(0.61)

Outstanding options, warrants and restricted stock units were excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive for all periods presented below:

	2015	2014	2013
Outstanding options	2,079,129	302,729	428,258
Restricted stock units	8,442,519	3,374,940	3,326,282
Outstanding warrants	44,277,849	23,478,181	16,267,659

Total	54,799,497	27,155,850	20,022,199

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

The components of our accumulated OCI, as of December 31 of each year shown, are as follows:

	2015	2014
Unrealized gain on foreign currency translation	$47,359	$65,390

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. In July 2015, the FASB voted to defer the effective date of this ASU for one year, revising the effective date for interim and annual periods beginning after December 15, 2016. Early adoption is permitted. We do not expect the adoption of this ASU will have a material impact on our Consolidated Financial Statements or related disclosures.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. This update is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. We do not expect the adoption of ASU 2014-15 to have a material impact on our Consolidated Financial Statements or related disclosures.

In April 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest” , which amends the presentation of debt issuance costs in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than as a deferred charge as presented under current guidance. ASU 2015-03 is effective for annual and interim periods beginning after December 15, 2015, and must be retrospectively applied. Early adoption is permitted. We do not expect the adoption of this amendment to have a material impact on our Consolidated Financial Statements or related disclosures.

In January 2016, the FASB issued ASU 2015-01, “Financial Instruments—Overall”, the amendments in this update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We do not expect the adoption of ASU 2016-01 to have a significant impact on our Consolidated Financial Statements or related disclosures.

Note 2. Financial Instruments

Cash, cash equivalents, and restricted cash

The following table summarizes the fair value of our cash, cash equivalents and restricted cash:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015
Cash	$830,190	$—	$—	$830,190
Cash equivalents (money market accounts)	11,280,375	—	—	11,280,375
Restricted cash (money market accounts)	2,422,500	—	—	2,422,500

Total cash, cash equivalents, and restricted cash	$14,533,065	$—	$—	$14,533,065

December 31, 2014
Cash	$1,398,928	$—	$—	$1,398,928
Cash equivalents (money market accounts)	23,588,675	—	—	23,588,675

Total cash and cash equivalents	$24,987,603	$—	$—	$24,987,603

At December 31, 2015, our investments in money market accounts are through a money market fund that invests in high quality, short-term money market instruments which are classified as cash equivalents in the accompanying Consolidated Balance Sheet due to their short maturities. The investment seeks to provide the highest possible level of current income while still maintaining liquidity and preserving capital. From time to time, we carry cash balances in excess of federally insured limits.

We do not hold any investments that were in a material unrealized loss position as of December 31, 2015.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Assets measured at fair value as of December 31, 2015 and 2014 are classified below based on the three fair value hierarchy tiers described above.

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

The following table presents our financial assets and liabilities measured at fair value as of December 31, 2015:

	Fair Value Measurement at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Unobservable Inputs (Level 3)	As of December 31, 2015
Financial assets
Cash equivalents:
Money market funds	$2,544,475	$—	$2,544,475
U.S. Treasury debt obligations	11,158,400	—	11,158,400

Total financial assets	$13,702,875	$—	$13,702,875

Financial liabilities
Loan payable net of discounts	$—	$10,334,029	$10,334,029
Warrant liabilities	—	770,964	770,964

Total financial liabilities	$—	$11,104,993	$11,104,993

Level 3 Reconciliation

The following table presents a roll forward for liabilities measured at fair value using significant unobservable inputs (Level 3) for 2015.

Warrant Liabilities
Balance at December 31, 2014	$1,684,551
Add change in fair value of warrants	(913,587)

Balance at December 31, 2015	$770,964

Loan Payable
Balance at December 31, 2014	$15,020,417
Less repayments of principal	(4,778,485)
Add accretion of discount	92,097

Balance at December 31, 2015	$10,334,029

Current portion	$1,417,388
Non-current portion	8,916,641

Balance at December 31, 2015	$10,334,029

Note 4. Property, Plant and Equipment

Property, plant and equipment balances at December 31 are summarized below:

	2015	2014
Building and improvements	$3,608,588	$6,794,556
Machinery and equipment	8,530,203	8,161,291
Furniture and fixtures	338,259	639,909

	12,477,050	15,595,756
Less accumulated depreciation and amortization	(7,259,121)	(10,408,798)

Property, plant and equipment, net	$5,217,929	$5,186,958

Depreciation and amortization expense was approximately $1,054,000 in 2015, $1,008,000 in 2014, and $789,000 in 2013.

Note 5. Other Intangible Assets

Other intangible assets, net were approximately $46,000 at December 31, 2015. Intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited. Intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. Intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In December 2014, based on our decision to focus all of our efforts on moving our clinical programs forward, we determined we could not predict the future cash flows from the intangible IPR&D asset related to our Transgenic Rat Program and determined that the intangible asset was impaired and wrote off the approximately $530,000 carrying value of the asset. In the fourth quarter of 2015, based on our annual impairment tests, we determined that certain capitalized patent and license costs were impaired and wrote off approximately $239,000.

The components of our other intangible assets at December 31, 2015 are summarized below:

Other Intangible Asset Class	Cost	Accumulated Amortization	Write Off/ Impairment	Net Carrying Amount	Weighted- Average Amortization Period
Patents	1,243,612	(958,555)	(239,241)	45,816	17.0 years

Amortization expense was approximately $72,000 in 2015, $299,000 in 2014, and $269,000 in 2013.

The expected future annual amortization expense for each of the next five years based on current balances of our intangible assets is as follows:

For the year ending December 31:
2016	$29,529
2017	$16,287
2018	$—
2019	$—
2020	$—

Note 6. Other Assets

Other assets, non-current at December 31 are summarized below:

	2015	2014
Security deposit (buildings and equipment lease)	$373,717	$373,717
Deposit for contractual services	369,012	—

Total Other Assets	$742,729	$373,717

Note 7. Accounts Payable

Accounts payable at December 31 are summarized below:

	2015	2014
External services	$1,995,302	$1,352,710
Supplies	476,544	339,762
Other	40,199	126,359

Total accounts payable	$2,512,045	$1,818,831

Note 8. Accrued Expenses and Other Current Liabilities

Accrued expenses at December 31 are summarized below:

	2015	2014
External services	$1,949,398	$2,152,770
Employee compensation	2,758,798	2,415,826
Other	1,023,400	301,114

Total accrued expenses and other current liabilities	$5,731,596	$4,869,710

Note 9. Other Long-Term Liabilities

Other long-term liabilities at December 31 are summarized below:

	2015	2014
Accrued interest on loan payable	$242,930	$1,093,568
Employee compensation	126,440	156,439

Total other long-term liabilities	$369,370	$1,250,007

Note 10. Restructuring Costs

On December 18, 2015, we committed to a strategic realignment to fully focus our resources on our proprietary HuCNS-SC platform technology for the treatment of chronic spinal cord injury. As part of our strategic realignment, we have suspended further enrollment of patients in our Phase II Radiant Study in geographic atrophy of age-related macular degeneration, while we seek a partner to fund continued development of HuCNS-SC cells as a potential treatment of retinal disorders. We intend to continue following patients already treated in the study through their 12-month follow up visits. As part of the realignment, we initiated a reduction in our workforce by 17 full-time employees, or approximately 25% of our workforce. In connection with the reduction in workforce, we recorded a one-time charge for severance and related expenses of approximately $392,000 in the fourth quarter of 2015. The $392,000 is part of our accrued expenses and accrued liabilities on our accompanying consolidated balance sheets and is classified as wind-down expenses in our consolidated statement of operations. We disbursed the severance payments in the first quarter of 2016.

Note 11. Stock-Based Compensation

We currently grant stock-based compensation under two equity incentive plans (2006 and 2013 Equity Incentive Plans) approved by the Company’s stockholders and one plan adopted in 2012 pursuant to NASDAQ Listing Rule 5635(c)(4) concerning inducement grants for new employees (our “2012 Commencement Incentive Plan”). As of December 31, 2015, we had 6,207,871 shares available to grant under the above mentioned plans. At our annual stockholders meeting held on June 12, 2007, our stockholders approved an amendment to our 2006 Equity Incentive Plan to provide for an annual increase in the number of shares of common stock available for issuance under the plan each January 1 (beginning January 1, 2008) equal to 4% of the outstanding common shares as of that date. The amendment further provided an aggregate limit of 3,000,000 shares issuable pursuant to incentive stock option awards under the plan. At our annual stockholders meeting held on December 20, 2013, our stockholders approved our 2013 Equity Incentive Plan to grant stock-based compensation of up to an initial 6,000,000 shares, plus an increase of 4% per year of the outstanding number of shares of our common stock beginning in January 1, 2015. Under the two stockholder-approved plans we may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, 401(k) Plan employer match in form of shares and performance-based shares to our employees, directors and consultants, at prices determined by our Board of Directors. Incentive stock options may only be granted to employees under these plans with a grant price not less than the fair market value on the date of grant. Under our 2012 Commencement Inducement Plan, we may only award options, restricted stock units and other equity awards to newly hired employees and newly engaged directors, in each case as allowed by NASDAQ listing requirements.

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

Our stock-based compensation expense for the last three fiscal years was as follows:

	2015	2014	2013
Research and development expense	$1,873,848	$608,840	$1,219,308
General and administrative expense	2,370,560	1,426,058	1,389,362

Total stock-based compensation expense and effect on net loss	$4,244,408	$2,034,898	$2,608,670

As of December 31, 2015, we have approximately $5,924,000 of total unrecognized compensation expense related to unvested awards granted under our various share-based plans that we expect to recognize over a weighted-average period of 1.7 years. The fair value of stock options and restricted stock units granted is estimated as of the date of grant using the Black-Scholes option pricing model and expensed on a pro-rata straight-line basis over the period in which the stock options vest. The Black-Scholes option pricing model requires certain assumptions as of the date of grant. The weighted-average assumptions used for the last three fiscal years are as follows:

	2015	2014	2013
Expected term (years)(1)	5.7	4.2	5.1
Risk-free interest rate(2)	1.8%	1.3%	1.2%
Expected volatility(3)	75.2%	78.7%	89.3%
Expected dividend yield(4)	0%	0%	0%

(1)	The expected term represents the period during which our stock-based awards are expected to be outstanding. We estimated this amount based on historical experience of similar awards, giving consideration to the contractual terms of the awards, vesting requirements, and expectation of future employee behavior, including post-vesting terminations.
(2)	The risk-free interest rate is based on U.S. Treasury debt securities with maturities close to the expected term of the option as of the date of grant.
(3)	Expected volatility is based on historical volatility over the most recent historical period equal to the length of the expected term of the option as of the date of grant.
(4)	We have neither declared nor paid dividends on any share of common stock and we do not expect to do so in the foreseeable future.

At the end of each reporting period, we estimate forfeiture rates based on our historical experience within separate groups of employees and adjust the stock-based compensation expense accordingly.

A summary of our stock option activity and related information for the last three fiscal years is as follows:

	Outstanding Options
	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
Balance at December 31, 2012	447,359	$19.59	5.1	$2,175
Granted	—
Exercised	(3,452)	$1.00		$2,214
Cancelled (forfeited and expired)	(15,649)	$13.06

Balance at December 31, 2013	428,258	$19.97	4.3	$—
Granted	—
Exercised	—	—		—
Cancelled (forfeited and expired)	(125,529)	$24.30

Balance at December 31, 2014	302,729	$18.18	3.3	$—
Granted	2,595,000	$0.69
Exercised	—	—		—
Cancelled (forfeited and expired)	(818,600)	$1.57

Balance at December 31, 2015	2,079,129	$2.89	8.6	$1,800

Exercisable at December 31, 2015	399,129	$12.14	4.9	$360

Vested and expected to vest(2)	1,873,521	$3.134	8.5	$1,620

(1)	Aggregate intrinsic value represents the value of the closing price per share of our common stock on the last trading day of the fiscal period in excess of the exercise price multiplied by the number of options outstanding or exercisable, except for the “Exercised” line, which uses the closing price on the date exercised.
(2)	Number of shares includes options vested and those expected to vest net of estimated forfeitures.

No options were granted in 2014 and 2013. Total intrinsic value of options exercised at time of exercise was approximately $2,000 in 2013. No options were exercised in 2014 and 2015.

The following is a summary of changes in unvested options:

Unvested Options	Number of Options	Weighted Average Grant Date Fair Value
Unvested options at December 31, 2014	—	—
Granted(1)	2,595,000	$0.45
Vested	(135,000)	$0.44
Cancelled	(38,600)	$14.62

Unvested options at December 31, 2015	1,680,000	$9.97

The estimated fair value of options vested were approximately $59,000 in 2015, $138,000 in 2014 and $406,000 in 2013.

The following table presents weighted average exercise price and remaining term information about significant option groups outstanding at December 31, 2015:

Options Outstanding at December 31, 2015
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Term (Yrs.)	Weighted Average Exercise Price	Aggregate Intrinsic Value at December 31, 2015
Less than $10.00	1,815,300	9.5	$0.69	$1,800
$10.00 - $19.99	140,870	4.0	$11.79	—
$20.00 - $29.99	106,159	1.1	$23.27	—
$30.00 - $39.99	16,800	0.1	$36.95	—

	2,079,129	8.6	$2.9	$1,800

Vested Options Outstanding at December 31, 2015
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price
Less than $10.00	135,300	$0.70
$10.00 - $19.99	140,870	$11.79
$20.00 - $29.99	106,159	$23.27
$30.00 - $39.99	16,800	$36.95

	399,129	$12.14

Restricted Stock Units

We have granted restricted stock units (RSUs) to our directors and to certain employees which entitle the holders to receive shares of our common stock upon vesting of the RSUs. The fair value of restricted stock units granted are based upon the market price of the underlying common stock as if it were vested and issued on the date of grant. A summary of our restricted stock unit activity for the year ended December 31, 2015 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested at January 1, 2015	3,374,940	$1.55
Granted(1)	7,540,768	$1.10
Vested	(1,510,257)	$1.41
Cancelled	(1,154,100)	$1.22

Unvested at December 31, 2015	8,251,351	$1.21

(1)	All 2,595,000 options granted in 2015 vest upon the attainment of certain performance goals established by the Compensation Committee or the Single Member Committee established under our 2006 Equity Incentive Plan and our 2013 Equity Incentive Plan. A total of 7,540,768 restricted units were granted in 2015. 349,518 of these restricted stock units vest and convert into shares of our common stock after one year from the date of grant. 2,331,250 of these restricted stock units vest and convert into shares of our common stock over a three year period from the date of grant: one-third of the award will vest on each grant date anniversary following the grant. The remaining restricted units granted vest upon the attainment of certain performance goals established by the Compensation Committee or the Single Member Committee established under our 2006 Equity Incentive Plan and our 2013 Equity Incentive Plan.

Stock Appreciation Rights

In July 2006, we granted cash-settled Stock Appreciation Rights (SARs) to certain employees that give the holder the right, upon exercise, to the difference between the price per share of our common stock at the time of exercise and the exercise price of the SARs.

The SARs have a maximum term of ten years with an exercise price of $20.00, which is equal to the market price of our common stock at the date of grant. The SARs vest 25% on the first anniversary of the grant date and 75% vest monthly over the remaining three-year service period. All of the outstanding SARs as of December 31, 2015 are fully vested and there were no changes (grants, exercises or forfeitures) in the fourth quarter of 2015. Compensation expense is based on the fair value of SARs which is calculated using the Black-Scholes option pricing model. The stock-based compensation expense and liability are re-measured at each reporting date through the earlier of date of settlement or forfeiture of the SARs.

For the year ended December 31, 2015, 2014 and 2013, the re-measured liability and compensation expense related to the SARs were not significant. The compensation expense recognized for the year ended December 31, 2015 and resulting effect on net loss and net loss per share attributable to common stockholders is not likely to be representative of the effects in future periods, due to changes in the fair value calculation which is dependent on the stock price, volatility, interest and forfeiture rates, additional grants and subsequent periods of vesting. We will continue to recognize compensation cost each period, which will be the change in fair value from the previous period through the earlier date of settlement or forfeiture of the SARs.

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

Operating Leases — California

In December 2010, we entered into a commercial lease agreement with BMR-Gateway Boulevard LLC (BMR), as landlord, for office and research space at BMR’s Pacific Research Center in Newark, California. The initial term of the lease is approximately eleven and one-half years and includes escalating rent payments which we recognize as lease operating expense on a straight-line basis. We will pay approximately $17,869,000 in aggregate as rent over the term of the lease to BMR. Deferred rent for this facility was approximately $1,372,000 as of December 31, 2015, and approximately $1,434,000 as of December 31, 2014.

In March 2013, we entered into a commercial lease agreement with Prologis, L.P. (Prologis), as landlord, for office and research space in Sunnyvale, California. The facility is for operations that support our clinical development activities. The initial term of the lease is ten years and includes escalating rent payments which we recognize as lease operating expense on a straight-line basis. We will pay approximately $3,497,000 in aggregate rent over the term of the lease. As part of the lease, Prologis has agreed to provide us financial allowances to build initial tenant improvements, subject to customary terms and conditions relating to landlord-funded tenant improvements. The tenant improvements are recorded as leasehold improvement assets and amortized over the term of the lease. The financial allowances are treated as a lease incentive and recorded as deferred rent which is amortized as reductions to lease expense over the lease term. Deferred rent for this facility was approximately $382,000 as of December 31, 2015, and $391,000 as of December 31, 2014.

Operating Leases — United Kingdom

In January 2011, we amended the existing lease agreements of our wholly-owned subsidiary, Stem Cell Sciences (U.K.) Ltd, effectively reducing our leased office and lab space. The lease by its terms was extended to September 30, 2013. In October 2013, we signed a new three-year lease agreement for the leased space and expect to pay rent of approximately GBP 53,000 per annum. StemCells, Inc. was the guarantor of SCS UK’s obligations under this lease. The lease gave SCS UK an option for early termination of the lease agreement. In December 2014, we sold our SC Proven reagent and cell culture business and as part of the wind-down of our business operations in UK, sublet our leased space for the remaining term of our lease agreement; from January 2015 to our opted early termination date of October 2015. This lease terminated by its terms in October 2015 and we have no continuing operations in the United Kingdom.

With the exception of the operating leases discussed above, we have not entered into any significant off balance sheet financial arrangements and have not established any special purpose entities. We have not guaranteed any debts or commitments of other entities or entered into any options on non-financial assets.

The table below summarizes the components of rent expense for the fiscal year ended December 31, as follows:

	2015	2014	2013
Rent expense	$1,844,610	$1,955,747	$2,612,899
Sublease income	—	—	(53,726)

Rent expense, net	$1,844,610	$1,955,747	$2,559,173

Future minimum payments under all leases and loan payable at December 31, 2015 are as follows:

	Loan Payable SVB	Capital Leases	Operating Leases
2016	$1,440,679	$20,670	$1,968,459
2017	—	11,202	2,014,706
2018	—	4,913	2,061,260
2019	—	—	2,108,130
2020	—	—	2,155,325
Thereafter	—	—	3,933,455

Total minimum lease and loan payments (1)	1,440,679	36,785	$14,241,335

Less amounts representing interest	18,184	875

Principal amounts of loan payable and capital lease obligations	1,422,495	35,910
Less current maturities	1,422,495	20,032

Loan payable and capital lease obligations, less current maturities	$—	$15,878

(1)	An aggregate of approximately $9.2 million of principal and accrued interest under the CIRM Loan Agreement is not included. In April 2013, we entered into an agreement with the CIRM under which CIRM would have provided up to approximately $19.3 million as a forgivable loan, in accordance with mutually agreed upon terms and conditions and CIRM regulations. The CIRM loan was to have helped fund preclinical development of our HuCNS-SC cells for Alzheimer’s disease. Between July 2013 and August 2014, we received in aggregate, approximately $9.6 million as disbursements of the loan provided under the CIRM Loan Agreement. However in December 2014, as findings under this pre-clinical study in Alzheimer’s disease did not meet pre-determined criteria for ongoing funding for this program by CIRM, we decided to wind down this pre-clinical study which had been funded in part by the CIRM loan agreement. Under the terms of the CIRM loan agreement, principal amount of approximately $8,917,000 and accrued interest of approximately $243,000 were forgiven. However, authoritative accounting guidance requires certain conditions (which includes a legal release from the creditor) to be met before a liability can be extinguished and derecognized. In February 2015, we repaid CIRM approximately $679,000 of the aggregate loan proceeds received.

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

In December 2011, we raised gross proceeds of $10,000,000 through a public offering of 8,000,000 units and 8,000,000 Series B Warrants. The combination of units and Series B Warrants were sold at a public offering price of $1.25 per unit. Each Series B Warrant gave the holder the right to purchase one unit at an exercise price of $1.25 per unit and was exercisable until May 2, 2012, the 90th trading day after the date of issuance. Each unit consists of one share of our common stock and one Series A Warrant. Each Series A Warrant gives the holder the right to purchase one share of our common stock at an initial exercise price of $1.40 per share. The Series A Warrants are immediately exercisable upon issuance and will expire in December 2016. In 2012, an aggregate of 2,700,000 Series B Warrants were exercised. For the exercise of these warrants, we issued 2,700,000 shares of our common stock and 2,700,000 Series A Warrants. The remaining 5,300,000 Series B Warrants expired unexercised by their terms on May 2, 2012. In 2012, 2013 and 2014, an aggregate of 2,198,571, 384,534 and 1,180,015 Series A Warrants were exercised, respectively. For the exercise of these warrants, in 2012, 2013 and 2014, we issued 2,198,571, 384,534 and 1,180,015 shares of our common stock and received gross proceeds of approximately $3,078,000, $538,000 and $1,652,000, respectively. The shares were offered under our shelf registration statement previously filed with previously filed with, and declared effective by, the SEC. The Series A Warrants contain full ratchet anti-dilution price protection so that, in most situations upon the issuance of any common stock or securities convertible into common stock at a price below the then-existing exercise price of the outstanding Series A Warrants, the Series A exercise price will be reset to the lower common stock sales price. As a result of our April 2015 financing, the exercise price of the outstanding Series A warrants were reduced from $1.40 per share to $0.70 per share. Subsequently, as a result of our sale of shares of our common stock under a sales agreement entered into in 2009 and amended in 2012, the exercise price of the outstanding Series A warrants were reduced from $0.70 per share to $0.52 per share. The fair value of the warrant liability will be revalued at the end of each reporting period, with the change in fair value of the warrant liability recorded as a gain or loss in our consolidated statements of operations. The fair value of the warrants will continue to be classified as a liability until such time as the warrants are exercised, expire or an amendment of the warrant agreement renders these warrants to be no longer classified as a liability.

The assumptions used for the Monte Carlo simulation model to value the outstanding Series A Warrants at December 31, 2015 are as follows:

Risk-free interest rate per year	0.6%
Expected volatility per year	76.5%
Expected dividend yield	0%
Expected life (years)	1.0

The use of the Monte Carlo simulation model requires the input of additional subjective assumptions including the progress of our R&D programs and its effect on potential future financings.

The following table is a summary of the changes in fair value of warrant liability for the Series A Warrants in 2015:

	Series A
	Number of Warrants	Fair value $
Balance at December 31, 2014	6,936,880	$1,684,551
Changes in fair value	—	(913,587)

Balance at December 31, 2015	6,936,880	$770,964

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

We are required to maintain certain financial and other covenants set forth in the Loan Agreement. In December 2015, to remain in compliance with the terms of the agreement, we entered into an amendment to the Loan Agreement that required us to maintain with SVB a restricted money market account with a minimum aggregate balance of $2,422,500. As part of the amendment, we pledged to SVB a security interest in the restricted money market account. The pledged restricted money market account will be released on the earlier of date we repay the outstanding principal, interest and fees or (i) we receive at least $18,000,000 of net new cash proceeds from investors on terms and conditions reasonably acceptable to SVB and (ii) we have cash and cash equivalents at SVB sufficient to support six months operations.

Loan Agreement with California Institute for Regenerative Medicine

In April 2013, we entered into an agreement with the CIRM under which CIRM would have provided up to approximately $19.3 million as a forgivable loan, in accordance with mutually agreed upon terms and conditions and CIRM regulations. The CIRM loan was to have helped fund preclinical development of our HuCNS-SC cells for Alzheimer’s disease. Between July 2013 and August 2014, we received in aggregate, approximately $9.6 million as disbursements of the loan provided under the CIRM Loan Agreement. However in December 2014, as findings under this pre-clinical study in Alzheimer’s disease did not meet pre-determined criteria for ongoing funding for this program by CIRM, we decided to wind down this pre-clinical study which had been funded in part by the CIRM loan agreement. Under the terms of the CIRM loan agreement, principal amount of approximately $8,917,000 and accrued interest of approximately $243,000 were forgiven. However, authoritative accounting guidance requires certain conditions (which includes a legal release from the creditor) to be met before a liability can be extinguished and derecognized. In February 2015, we repaid CIRM approximately $679,000 of the aggregate loan proceeds received.

The following table is a summary of the changes in the carrying value of our loan payable in 2015:

	Silicon Valley Bank Loan	CIRM Loan	Total
Loan payable at December 31, 2014	$5,424,610	$9,595,807	$15,020,417
Repayment of principal	(4,099,319)	(679,166)	(4,778,485)
Accretion of discount	92,097	—	92,097

Carrying value of loan payable at 12/31/2015 (current and non-current)	$1,417,388	$8,916,641	$10,334,029

Carrying value of loan payable, current portion	$1,417,388	$—	$1,417,388
Carrying value of loan payable, non-current portion	—	8,916,641	8,916,641

Total loan payable at December 31, 2015	$1,417,388	$8,916,641	$10,334,029

Note 15. Common Stock

Sale of common stock

Major transactions involving our common stock for the last three years include the following:

•	In April 2015, we raised gross proceeds of approximately $25 million through a public offering of 35,715,000 Units. Each Unit consists of one share of our common stock and a warrant to purchase three-quarters of a share of our common stock. The warrants have an exercise price of $0.85 per share and will expire five years from the date of issuance. We also granted the underwriters a thirty day option (the Over-Allotment Option) to purchase up to an additional 5,357,250 shares of common stock and/or warrants to purchase up to an additional 4,017,938 shares of common stock to cover over-allotments, if any. The underwriters exercised the over-allotment option for the warrants and so, in April 2015, we issued warrants to purchase up to an additional 4,017,938 shares of common stock at $0.85 per share. In May 2015, the underwriters exercised in part, the over-allotment option for additional shares and purchased 2,757,250 shares of our common stock at a price of $0.699 per share, before the underwriting discount. We received net proceeds of approximately $1.8 million from the exercise of the Over-Allotment Option, increasing our aggregate net proceeds from the offering to approximately $25 million, after deducting offering expenses, underwriting discounts and commissions. The shares were offered under our effective shelf registration statement previously filed with the SEC.

•	Under a sales agreement entered into in 2009 and amended in 2012 (the Amended Sales Agreement), we have the option to sell up to $30 million of our common stock from time to time, in at-the-market offerings. The sales agent is paid compensation of 2% of gross proceeds pursuant to the terms of the amended agreement. The sales agreement as amended, has been filed with the SEC. Under the Amended Sales Agreement, in 2015, we sold a total of 2,546,681 shares of our common stock at an average price per share of $0.55 for gross proceeds of approximately $1,410,000. The shares were offered under our shelf registration statement previously filed with, and declared effective by, the SEC.

•	In July 2014, we raised gross proceeds of $20,000,000 through the sale of 11,299,435 units to two institutional biotechnology investors, at an offering price of $1.77 per unit. Each unit consists of one share of our common stock and a warrant to purchase 0.85 of a share of our common stock. The warrants are exercisable six months from the date of issuance at an exercise price of $2.17. The Warrants are non-transferable and will expire thirteen months from the date of issuance. The shares were offered under our shelf registration statement previously filed with, and declared effective by, the SEC.

•	In 2014, an aggregate of 1,180,015 Series A Warrants were exercised. For the exercise of these warrants, we issued 1,180,015 shares of our common stock and received gross proceeds of approximately $1,652,000.

•	Under the Amended Sales Agreement, in 2014, we sold a total of 193,271 shares of our common stock at an average price per share of $1.47 for gross proceeds of approximately $285,000. The shares were offered under our shelf registration statement previously filed with, and declared effective by, the SEC.

•	In October 2013, we sold a total of 12,845,500 units in an underwritten public offering at a price of $1.45 per unit and received total proceeds, net of offering expenses, underwriting discounts and commissions, of approximately $17.3 million. Each unit sold consisted of one share of common stock, par value $.01 per share, and a warrant to purchase one-half share of common stock. The warrants have an exercise price of $1.80 per share, are exercisable immediately, and will expire five years from the date of issuance.

•	In June 2013, we entered into an agreement with an institutional investor, under which we have the right to sell up to $30.0 million of our common stock to the institutional investor. Proceeds from the sale of our common stock will be used for general corporate purposes. Under the terms of the agreement, we immediately sold 1,645,639 in shares of our common stock to the institutional investor at a purchase price of $1.823 per share, which was the volume-weighted average price of the prior ten trading days, and received gross proceeds of $3.0 million. In consideration for entering into the agreement, we issued 329,131 shares of our common stock to the institutional investor. We did not receive any cash proceeds from the issuance of these 329,131 shares. Under this agreement, we had the right for a period of three years and at our sole discretion, to sell additional amounts up to $27.0 million of our common stock to the institutional investor subject to certain limitations. No warrants were issued in connection with this transaction. All shares were sold under our shelf registration statement previously filed with, and declared effective by, the SEC. In October 2013, we terminated the agreement without any cost or penalty.

•	Under the Amended Sales Agreement, in 2013, we sold an aggregate of 1,733,771 shares of our common stock at an average price per share of $1.91 for gross proceeds of approximately $3,317,000. The shares were offered under our shelf registration statement previously filed with, and declared effective by, the SEC.

•	In 2013, an aggregate of 384,534 Series A Warrants were exercised. For the exercise of these warrants, we issued 384,534 shares of our common stock and received gross proceeds of approximately $538,000.

Common Stock Reserved

We reserved the following shares of common stock for the exercise of options, warrants and other contingent issuances of common stock, as of December 31, 2015:

Shares reserved for share based compensation	16,729,518
Shares reserved for warrants related to financing transactions	44,277,849

Total	61,007,367

Note 16. Deferred Revenue

Deferred revenue includes unamortized upfront licensing fees received of approximately $46,000. The up-front license fee is being amortized and recognized as revenue over a period of twelve years.

Note 17. 401(k) Plan

Our 401(k) Plan covers substantially all of our employees. Participants in the plan are permitted to contribute a fixed percentage of their total annual cash compensation to the plan (subject to the maximum employee contribution defined by law). We match 50% of employee contributions, up to a maximum of 6% of each employee’s eligible compensation in the form of shares of our common stock. We recorded an expense of $230,000 in 2015, $184,000 in 2014, and $132,000 in 2013 for our contributions under our 401(k) Plan.

Note 18. Income Taxes

Loss before income taxes is attributed to the following geographic locations for the years ended December 31,

	2015	2014
United States	$36,065,000	$30,215,000
Foreign	350,000	2,526,000

Total loss before income taxes	$36,415,000	$32,741,000

We follow authoritative guidance regarding accounting for uncertainty in income taxes, which prescribes a recognition threshold a tax position is required to meet before being recognized in the financial statements. As of December 31, 2015 and 2014, we have not recorded any unrecognized tax benefits. Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities at December 31 are as follows:

	2015	2014
Deferred tax assets:
Capitalized research and development costs	$75,409,000	$66,212,000
Net operating losses	59,319,000	57,261,000
Research and development credits	10,581,000	9,798,000
Stock-based compensation	1,925,000	1,124,000
Capital loss carryover	264,000	254,000
Fixed assets	(107,000)	393,000
Other	4,707,000	3,930,000

	152,098,000	138,972,000
Valuation allowance	(152,098,000)	(138,972,000)

Total deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $13,126,000 in 2015 and by approximately $10,657,000 in 2014.

As of December 31, 2015, we had the following:

•	Net operating loss carry forwards for federal income tax purposes of approximately $169,972,000 which expire in the years 2018 through 2035. This includes $1,792,000 of excess deductions from the exercise of stock options, the benefit of which will be recorded in additional paid-in-capital when realized

•	Federal research and development tax credits of approximately $6,725,000 which expire in the years 2018 through 2035.

•	Net operating loss carry forwards for state income tax purposes of approximately $34,136,000 which expire in the years 2016 through 2035. This includes $1,362,000 of excess deductions from the exercise of stock options, the benefit of which will be recorded in additional paid-in-capital when realized.

•	State research and development tax credits of approximately $5,842,000 ($3,856,000 net of federal tax effect) which do not expire.

•	Net operating loss carry forwards in foreign jurisdictions of approximately $1,128,000 which do not expire.

•	Capital loss carry forwards for federal and state income tax purposes of $746,000 which expire in 2016.

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

The effective tax rate as a percentage of income before income taxes differs from the statutory federal income tax rate (when applied to income before income taxes) for the years ended December 31 as follows:

	2015	2014	2013
Statutory federal income tax (benefit) rate	(34)%	(34)%	(34)%
State income tax (benefit) rate	(0.6)	—	—
Increase resulting from:
Expenses not deductible for taxes	0.1	0.8	0.5
Increase in valuation allowance	36.0	32.6	38.8
Change in state deferred tax rate	(2.2)	0.0	1.1
Change in foreign deferred tax rate	0.3	2.8	0.9
Expiration of tax attributes	1.2	1.7	0.5
Prior year true up	2.5	1.1	(0.7)
Tax credits	(2.5)	(2.4)	(3.0)
Warrant valuation	(0.9)	(2.5)	(4.1)

Effective tax (benefit) rate	0%	0%	0%

As of December 31, 2015, we have not recognized U.S deferred income taxes as we have cumulative total undistributed losses for non-U.S. subsidiaries. Determining the unrecognized deferred tax liability related to investments in these non-U. S. subsidiaries that are indefinitely reinvested is no practicable.

We did not have any unrecognized tax benefits at December 31, 2015. Our policy is to recognize interest and penalties related to income tax matters in income tax expense. Because we have no tax liabilities, no tax-related interest and penalties have been expensed in our consolidated statements of operations during 2015 or accrued as a liability in our consolidated balance sheets at December 31, 2015. We do not anticipate any significant changes to total unrecognized tax benefits as a result of settlement of audits or the expiration of statute of limitations within the next twelve months.

We file U.S. federal income tax returns, as well as tax returns with the State of California, the State of Colorado and the State of Rhode Island. Due to the carry forward of unutilized net operating losses and research and development credits, our federal tax returns from 1998 forward remain subject to examination by the Internal Revenue Service, and our State of California tax returns from 2001 forward and our State of Rhode Island tax returns from 2010 forward remain subject to examination by the respective state tax authorities. We file income tax returns in various foreign jurisdictions. Tax years from 2007 forward remain subject to examination by the appropriate foreign governmental agencies.

Note 19. Discontinued Operations

In the fourth quarter of 2014, we sold and completed the wind down of our subsidiary SCS UK’s operations in Cambridge, UK, which includes the SC Proven reagent and cell culture business. We classified the historical results of this component as discontinued operations in our Consolidated Statement of Operations. At December 31, 2015, the remaining assets and liabilities of the discontinued operations included in our Consolidated Balance Sheets are not significant.

Note 20. Subsequent Events

In March 2016, we raised gross proceeds of approximately $8.0 million through an underwritten public offering of 26,667,000 units, at a price of $0.30 per unit, before deducting underwriting discounts and other offering expenses. Each unit consists of a fixed combination of one share of our common stock, a Series A Warrant to purchase 0.50 of a share of our common stock, and a Series B Warrant to purchase 0.75 of a share of our common stock. Each Series A Warrant has an exercise price of $0.30 per share, is immediately exercisable, and will expire two years from the date of issuance. Each Series B Warrant has an exercise price of $0.42 per share, will become exercisable upon stockholder approval of an increase in our authorized capital and the one year anniversary of the issuance date, whichever is later, and will expire on the fifth anniversary of the date they become exercisable. In connection with the offering, we have granted the underwriters a 45 day option to purchase up to an additional 4,000,050 shares of our common stock and/or warrants to purchase up to an additional 5,000,063 shares of our common stock to cover over-allotments, if any. The initial shares and warrants were offered under our effective shelf registration statement previously filed with the SEC. We intend to file a subsequent registration statement to register the common shares issuable upon the exercise of the Series B Warrants at the time they become exercisable. Proceeds from the sale will be used for general corporate purposes.

*****

QUARTERLY FINANCIAL DATA (unaudited)

	2015 Quarter Ended
	December 31	September 30	June 30	March 31
	(In $ thousands, except per share amounts)
Continuing operations:
Total revenue	29	37	30	21
Operating expenses	8,528	10,025	9,303	8,981
Change in fair value of warrant liability	(155)	427	988	(347)
Impairment of goodwill and other intangible assets	(239)	—	—	—
Interest and other expense, net	(67)	(82)	(178)	(42)
Net loss from continuing operations	(8,960)	(9,643)	(8,462)	(9,351)
Basic and diluted net loss per share:
Basic and diluted net loss per share	$(0.08)	$(0.09)	$(0.09)	$(0.14)

	2014 Quarter Ended
	December 31	September 30	June 30	March 31
	(In $ thousands, except per share amounts)
Continuing operations:
Total revenue	883	82	23	24
Operating expenses	10,612	6,462	7,983	6,866
Change in fair value of warrant liability	2,327	4,076	(3,654)	(327)
Impairment of goodwill and other intangible assets	(2,440)	—	—	—
Interest and other expense, net	(266)	(316)	(357)	(394)
Net loss from continuing operations	(10,108)	(2,620)	(11,971)	(7,562)
Discontinued operations:
Net loss from discontinued operations	(30)	(137)	(144)	(58)
Net loss from disposal of assets	(111)	—	—	—
Basic and diluted net loss per share:
Continuing operations	$(0.15)	$(0.04)	$(0.21)	$(0.14)
Discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted net loss per share	$(0.15)	$(0.04)	$(0.21)	$(0.14)

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the fiscal year 2015, the Company periodically tested the design and operating effectiveness of its internal control over financial reporting. Among other matters, the Company sought in its evaluation to determine whether there were any “significant deficiencies” or “material weakness” in its internal control over financial reporting, or whether it had identified any acts of fraud involving management or other employees.

Based on the above evaluation, the Company’s chief executive officer and chief financial officer have concluded that as of December 31, 2015, the Company’s internal control over financial reporting were effective. Nonetheless, it is important to acknowledge that due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s internal control over financial reporting as of December 31, 2015 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

StemCells, Inc.

We have audited the internal control over financial reporting of StemCells, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015 and our report dated March 15, 2016 expressed an unqualified opinion on those financial statements.

/s/     GRANT THORNTON LLP

San Francisco, California

March 15, 2016

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

Below are the name, age and principal occupations for the last five years of each executive officer of StemCells, Inc., as of February 28, 2016. All such persons have been elected to serve until their successors are elected and qualified or until their earlier resignation or removal.

Ian Massey, President and Chief Executive Officer	65	Ian Massey, D.Phil., joined the company in March 2015 as President and Chief Operating Officer. He was appointed President and Chief Executive Officer of the company and elected to the Board of Directors in January 2016. Prior to joining the company, Dr. Massey served as Chief Operating Officer and President of U.S. Operations of Biotie Therapies Corporation. In 2006, Dr. Massey was the co-founder, President and Chief Executive Officer of Synosia Therapeutics. Dr. Massey’s prior experience in the pharmaceutical industry included over 25 years first with Syntex and then with Roche where he held positions of increasing responsibility culminating in Sr. Vice President and Head of Research and Preclinical Development of Roche Palo Alto.

Gregory Schiffman, Chief Financial Officer and Executive Vice President, Finance	58	Gregory Schiffman joined the company in January 2014 as Chief Financial Officer and Executive Vice President, Finance. He is responsible for functions that include Finance, Information Technology and Investor Relations. Mr. Schiffman was Executive Vice President and CFO of Dendreon Corporation since 2007, prior to which he served as Controller of Hewlett Packard’s European P.C. manufacturing and distribution operations in Grenoble, France, and as manufacturing manager and controller of its Netmetrix Division. In November 2014, Dendreon Corporation filed for a Chapter 11 bankruptcy restructuring.

Kenneth Stratton General Counsel	47	Kenneth Stratton joined the company in February 2007 as General Counsel, with responsibility for corporate compliance and legal affairs. In March 2008, he assumed responsibilities for the Human Resources function. Prior to StemCells, Mr. Stratton served as Deputy General Counsel for Threshold Pharmaceuticals and as Senior Legal Counsel for Medtronic’s Vascular business unit.

Directors

Below are the name, age and principal occupations for the last five years of each Director of StemCells, Inc., as of February 28, 2016. Directors are elected to staggered three year terms.

Eric H. Bjerkholt	56	Eric Bjerkholt was elected to the Board of Directors in March 2004. He is Executive Vice President and Chief Financial Officer of Sunesis Pharmaceuticals, Inc., a biopharmaceutical company. Mr. Bjerkholt is a member of the board of directors of Ambrx, Inc. and Corium International, Inc.

R. Scott Greer	57	R. Scott Greer was elected to the Board of Directors in June 2010. He is currently a Principal and Managing Director of Numenor Ventures LLC which he founded in 2002 to provide funding and strategic advisory services to early stage enterprises. Mr. Greer currently serves on the boards of Nektar Therapeutics, Auspex Pharmaceuticals, Inc., Sientra, Inc., and Versartis, Inc.

Ricardo Levy, Ph.D.	71	Ricardo Levy, Ph.D. was elected to the Board of Directors in September 2001. He currently serves on several boards of directors.

Ian Massey, Ph.D.	65	Ian Massey, D.Phil., was elected to the Board of Directors in January 2016. He is President and Chief Executive Officer of the Company, a position he has held since January 2016.

John Schwartz, Ph.D.	80	John Schwartz, Ph.D., was elected to the Board of Directors in December 1998 and was elected Chairman of the Board at the same time. He is currently President of Quantum Strategies Management Company.

Alan Trounson, Ph.D.	70	Alan Trounson, Ph.D., was elected to the Board of Directors in July 2014. He most recently served as President of the California Institute for Regenerative Medicine (CIRM) from 2008 until 2014.

Irving Weissman, M.D.	76	Irving L. Weissman, M.D., was elected to the Board of Directors in September 1997. He is the Virginia and Daniel K. Ludwig Professor of Cancer Research, Professor of Pathology and Professor of Developmental Biology at Stanford University and the Director of the Institute of Stem Cell Biology and Regenerative Medicine at Stanford.

Certain other information required by this Item regarding our officers, directors, and corporate governance is incorporated herein by reference to the information appearing under the headings “Information About Our Directors” and “Information About Ownership of Our Common Stock” in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2016.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from Item 5 of this Annual Report on Form 10-K and our Proxy Statement for the 2016 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from Item 5 of this Annual Report on Form 10-K and from our Proxy Statement for the 2016 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our Proxy Statement for the 2016 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our Proxy Statement for the 2016 Annual Meeting of Stockholders.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are included as part of this Annual Report on Form 10-K.

(1) Financial Statements.

The financial statements filed as part of this Report are listed and indexed under Item 8 above.

(2) Financial Statement Schedules.

Schedules are not included herein because they are not applicable or the required information appears in the Financial Statements or Notes thereto.

(3) Exhibits.

The documents set forth below are filed herewith or incorporated by reference to the location indicated.

Exhibit No.	Title or Description

3.1	Restated Certificate of Incorporation of the Registrant(1)

3.2	Amended and Restated By-Laws of the Registrant(2)

4.1	Specimen Common Stock Certificate(3)

4.2	Form of Series A Warrant Certificate issued to certain purchasers of the Registrant’s common stock in December 2011(4)

4.3	Form of Warrant Certificate issued to certain purchasers of the Registrant’s common stock in July 2014(5)

4.4	Form of Warrant Certificate issued to certain purchasers of the Registrant’s common stock in April 2015(6)

10.1	Form of at-will Employment Agreement between the Registrant and most of its employees(7)

10.2	Form of Agreement for Consulting Services between the Registrant and the members of its Scientific Advisory Board(8)

10.3	Consulting Agreement, dated as of September 25, 1997, between Dr. Irving Weissman and the Registrant(9)

10.4 #	StemCells, Inc. Amended and Restated 2004 Equity Incentive Plan(10)

10.5 &	License Agreement, dated as of July 1, 2005, between the Registrant and ReNeuron Limited(11)

10.6 #	Letter Agreement, effective as of February 2, 2007, between the Registrant and Kenneth B. Stratton(12)

10.7 #	Letter Agreement, effective as of August 6, 2009, between the Registrant and Kenneth B. Stratton(12)

10.8 &	License Agreement, dated as of January 31, 2006, between Stem Cell Sciences (Australia) Pty Limited and The University of Edinburgh(12)

10.9	Lease agreement, dated December 2, 2010, between the Registrant and BMR-Gateway Boulevard LLC(13)

10.10 #	StemCells, Inc. Director’s Fee Plan(14)

Exhibit No.	Title or Description

10.11 #	Form of equity award under Registrant’s 2012 Commencement Incentive Plan(15)

10.12 #	Amended and Restated 2006 Equity Incentive Plan of StemCells, Inc.(16)

10.13 &	Loan and Security Agreement, dated April 8, 2013, between the Registrant and Silicon Valley Bank(17)

10.14 &	Loan Agreement, dated April 9, 2013, between the Registrant and the California Institute for Regenerative Medicine(17)

10.15 &	Notice of Loan Award, effective as of April 10, 2013, between the Registrant and the California Institute for Regenerative Medicine(17)

10.16 #	Amendment to the Notice of Loan Award, effective as of December 12, 2014, between the Registrant and the California Institute for Regenerative Medicine(18)

10.17 #	2013 Equity Incentive Plan(19)

10.18	Lease agreement, dated March 20, 2013, between the Registrant and Prologis L.P.(20)

10.20 #	Letter Agreement, dated November 13, 2013, between the Registrant and Gregory Schiffman(20)

10.21 #*	Letter Agreement, dated March 6, 2015, between the Registrant and Ian J. Massey

10.22 #*	Letter Agreement, dated January 14, 2016, between the Registrant and Ian J. Massey

21	Subsidiaries of the Registrant(20)

23.1*	Consent of Grant Thornton, LLP, Independent Registered Public Accounting Firm

31.1*	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Ian J. Massey, Chief Executive Officer)

31.2*	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Gregory Schiffman, Chief Financial Officer)

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Ian J. Massey, Chief Executive Officer)

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Gregory Schiffman, Chief Financial Officer)

101.1	The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

#	Indicates management compensatory plan, contract or arrangement.
&	Confidential treatment requested as to certain portions. Material has been omitted and separately filed with the Commission.
*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and filed on March 15, 2007.
(2)	Incorporated by reference to the Registrant’s current report on Form 8-K filed on October 23, 2015.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-151891.
(4)	Incorporated by reference to the Registrant’s current report on Form 8-K filed on December 16, 2011.
(5)	Incorporated by reference to the Registrant’s current report on Form 8-K filed on July 14, 2014.
(6)	Incorporated by reference to the Registrant’s current report on Form 8-K filed on April 27, 2015.
(7)	Incorporated by reference to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2008 and filed on March 16, 2009.

(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 33-45739.
(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and filed on November 14, 1997.
(10)	Incorporated by reference to the Registrants Registration Statement on Form S-8, File No. 333-118263.
(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(12)	Incorporated by reference to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2009 and filed on March 11, 2010.
(13)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and filed on March 11, 2011.
(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and filed on March 15, 2012.
(15)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, File No. 333-183712.
(16)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, File No. 333-144747.
(17)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012 and filed on October 11, 2013.
(18)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and filed on March 13, 2015.
(19)	Incorporated by reference to the Registrant’s definitive proxy statement filed October 31, 2013.
(20)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and filed on March 13, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEMCELLS, INC.

By:	/s/ IAN J. MASSEY
Ian J. Massey
PRESIDENT AND CHIEF EXECUTIVE OFFICER

Dated: March 15, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ IAN J. MASSEY, PH.D. Ian J. Massey, Ph.D.	President and Chief Executive Officer and Director (principal executive officer)	March 15, 2016

/s/ GREGORY SCHIFFMAN Gregory Schiffman	Chief Financial Officer (principal financial officer)	March 15, 2016

/s/ GEORGE KOSHY George Koshy	Chief Accounting Officer (principal accounting officer)	March 15, 2016

/s/ ERIC BJERKHOLT Eric Bjerkholt	Director	March 15, 2016

/s/ R. SCOTT GREER R. Scott Greer	Director	March 15, 2016

/s/ RICARDO B. LEVY, PH.D. Ricardo B. Levy, Ph.D.	Director	March 15, 2016

/s/ JOHN J. SCHWARTZ, PH.D. John J. Schwartz, Ph.D.	Director, Chairman of the Board	March 15, 2016

/s/ ALAN TROUNSON, PH.D. Alan Trounson, Ph.D.	Director	March 15, 2016

/s/ IRVING L. WEISSMAN, M.D. Irving L. Weissman, M.D.	Director	March 15, 2016

Exhibit Index

Exhibit No.	Title or Description

3.1	Restated Certificate of Incorporation of the Registrant(1)

3.2	Amended and Restated By-Laws of the Registrant(2)

4.1	Specimen Common Stock Certificate(3)

4.2	Form of Series A Warrant Certificate issued to certain purchasers of the Registrant’s common stock in December 2011(4)

4.3	Form of Warrant Certificate issued to certain purchasers of the Registrant’s common stock in July 2014(5)

4.4	Form of Warrant Certificate issued to certain purchasers of the Registrant’s common stock in April 2015(6)

10.1	Form of at-will Employment Agreement between the Registrant and most of its employees(7)

10.2	Form of Agreement for Consulting Services between the Registrant and the members of its Scientific Advisory Board(8)

10.3	Consulting Agreement, dated as of September 25, 1997, between Dr. Irving Weissman and the Registrant(9)

10.4 #	StemCells, Inc. Amended and Restated 2004 Equity Incentive Plan(10)

10.5 &	License Agreement, dated as of July 1, 2005, between the Registrant and ReNeuron Limited(11)

10.6 #	Letter Agreement, effective as of February 2, 2007, between the Registrant and Kenneth B. Stratton(12)

10.7 #	Letter Agreement, effective as of August 6, 2009, between the Registrant and Kenneth B. Stratton(12)

10.8 &	License Agreement, dated as of January 31, 2006, between Stem Cell Sciences (Australia) Pty Limited and The University of Edinburgh(12)

10.9	Lease agreement, dated December 2, 2010, between the Registrant and BMR-Gateway Boulevard LLC(13)

10.10 #	StemCells, Inc. Director’s Fee Plan(14)

10.11 #	Form of equity award under Registrant’s 2012 Commencement Incentive Plan(15)

10.12 #	Amended and Restated 2006 Equity Incentive Plan of StemCells, Inc.(16)

10.13 &	Loan and Security Agreement, dated April 8, 2013, between the Registrant and Silicon Valley Bank(17)

10.14 &	Loan Agreement, dated April 9, 2013, between the Registrant and the California Institute for Regenerative Medicine(17)

10.15 &	Notice of Loan Award, effective as of April 10, 2013, between the Registrant and the California Institute for Regenerative Medicine(17)

10.16 #	Amendment to the Notice of Loan Award, effective as of December 12, 2014, between the Registrant and the California Institute for Regenerative Medicine(18)

10.17 #	2013 Equity Incentive Plan(19)

10.18	Lease agreement, dated March 20, 2013, between the Registrant and Prologis L.P.(20)

Exhibit No.	Title or Description

10.20 #	Letter Agreement, dated November 13, 2013, between the Registrant and Gregory Schiffman(20)

10.21 #*	Letter Agreement, dated March 6, 2015, between the Registrant and Ian J. Massey

10.22 #*	Letter Agreement, dated January 14, 2016, between the Registrant and Ian J. Massey

21	Subsidiaries of the Registrant(20)

23.1*	Consent of Grant Thornton, LLP, Independent Registered Public Accounting Firm

31.1*	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Ian J. Massey, Chief Executive Officer)

31.2*	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Gregory Schiffman, Chief Financial Officer)

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Ian J. Massey, Chief Executive Officer)

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Gregory Schiffman, Chief Financial Officer)

101.1	The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

#	Indicates management compensatory plan, contract or arrangement.
&	Confidential treatment requested as to certain portions. Material has been omitted and separately filed with the Commission.
*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and filed on March 15, 2007.
(2)	Incorporated by reference to the Registrant’s current report on Form 8-K filed on October 23, 2015.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3, File No. 333-151891.
(4)	Incorporated by reference to the Registrant’s current report on Form 8-K filed on December 16, 2011.
(5)	Incorporated by reference to the Registrant’s current report on Form 8-K filed on July 14, 2014.
(6)	Incorporated by reference to the Registrant’s current report on Form 8-K filed on April 27, 2015.
(7)	Incorporated by reference to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2008 and filed on March 16, 2009.
(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 33-45739.
(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and filed on November 14, 1997.
(10)	Incorporated by reference to the Registrants Registration Statement on Form S-8, File No. 333-118263.
(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(12)	Incorporated by reference to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2009 and filed on March 11, 2010.
(13)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and filed on March 11, 2011.
(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and filed on March 15, 2012.
(15)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, File No. 333-183712.
(16)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, File No. 333-144747.

(17)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012 and filed on October 11, 2013.
(18)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and filed on March 13, 2015.
(19)	Incorporated by reference to the Registrant’s definitive proxy statement filed October 31, 2013.
(20)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and filed on March 13, 2014.