Form 10-Q
period 2016-03-31
STEMCELLS INC
filed 2016-05-10
CIK 883975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2016

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

At May 9, 2016, there were 11,703,642 shares of Common Stock, $.01 par value, issued and outstanding.

STEMCELLS, INC.

NOTE REGARDING REFERENCES TO US AND OUR COMMON STOCK

Throughout this Form 10-Q, the words “we,” “us,” “our,” and “StemCells” refer to StemCells, Inc., including our directly and indirectly wholly-owned subsidiaries. “Common stock” refers to the common stock, $.01 par value, of StemCells, Inc.

PART I-FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STEMCELLS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$8,674,395	$12,110,565
Restricted cash	2,422,500	2,422,500
Other receivables	30,671	53,405
Prepaid assets	555,445	625,296
Deferred financing costs, current	—	1,224

Total current assets	11,683,011	15,212,990
Property, plant and equipment, net	4,950,360	5,217,929
Intangible assets, net	42,322	45,816
Other assets, non-current	742,729	742,729

Total assets	$17,418,422	$21,219,464

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,925,435	$2,512,045
Accrued expenses and other current liabilities	4,742,743	5,731,596
Loan payable net of discount, current	358,318	1,417,388
Deferred revenue, current	16,826	16,826
Capital lease obligation, current	16,175	20,032
Deferred rent, current	141,344	132,338

Total current liabilities	7,200,841	9,830,225
Capital lease obligations, non-current	13,146	15,878
Loan payable net of discount, non-current	8,916,641	8,916,641
Fair value of warrant liability	6,159,671	770,964
Deferred rent, non-current	1,586,346	1,621,338
Deferred revenue, non-current	25,052	29,258
Other long-term liabilities	369,370	369,370

Total liabilities	24,271,067	21,553,674
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Common stock, $0.01 par value; 200,000,000 shares authorized; issued and outstanding 11,601,880 at March 31, 2016 and 9,279,021 at December 31, 2015*	116,019	92,791
Additional paid-in capital	459,232,462	456,212,274
Accumulated deficit	(466,248,039)	(456,686,634)
Accumulated other comprehensive income	46,913	47,359

Total stockholders’ deficit	(6,852,645)	(334,210)

Total liabilities and stockholders’ deficit	$17,418,422	$21,219,464

See Notes to Condensed Consolidated Financial Statements.

*	Adjusted for the 1-for-12 reverse stock split as discussed in Note 1.

STEMCELLS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2016	2015
Revenue:
Revenue from licensing agreements	$23,164	$20,997

Operating expenses:
Research and development	5,208,705	6,292,191
General and administrative	4,628,334	2,689,196

Total operating expenses	9,837,039	8,981,387

Loss from operations	(9,813,875)	(8,960,390)
Other income (expense):
Change in fair value of warrant liability	278,228	(347,330)
Interest income	4,243	1,394
Interest expense	(27,901)	(185,356)
Other income (expense), net	(2,100)	140,981

Total other income (expense), net	252,470	(390,311)

Net loss	$(9,561,405)	$(9,350,701)

Basic and diluted net loss per share*	$(0.98)	$(1.62)
Weighted average number of common shares outstanding, basic and diluted*	9,805,478	5,768,331

See Notes to Condensed Consolidated Financial Statements.

*	Adjusted for the 1-for-12 reverse stock split as discussed in Note 1.

STEMCELLS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	Three months ended March 31,
	2016	2015
Net Loss	$(9,561,405)	$(9,350,701)
Other comprehensive income (loss)
Foreign currency translation adjustments	(446)	(32,442)

Other comprehensive loss	(446)	(32,442)

Comprehensive loss	$(9,561,851)	$(9,383,143)

See Notes to Condensed Consolidated Financial Statements.

STEMCELLS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(9,561,405)	$(9,350,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	276,997	269,604
Stock-based compensation	1,852,426	1,308,894
Amortization of debt discount and issuance costs	6,331	42,206
Gain on disposal of fixed assets	—	(148,713)
Change in fair value of warrant liability	(278,228)	347,330
Changes in operating assets and liabilities:
Trade receivables	—	138,071
Accrued interest and other receivables	22,581	85,317
Prepaid and other current assets	46,850	46,312
Accounts payable and accrued expenses	(1,571,391)	(1,630,659)
Deferred revenue	(4,206)	(4,206)
Deferred rent	(25,986)	(10,670)

Net cash used in operating activities	(9,236,031)	(8,907,215)
Cash flows from investing activities:
Purchases of property, plant and equipment	(5,934)	(221,782)
Proceeds from sale of property, plant and equipment	—	148,713

Net cash used in investing activities	(5,934)	(73,069)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	7,102,225	—
Payments related to net share issuance of stock based awards	(225,311)	(142,683)
Repayment of capital lease obligations	(6,590)	(5,573)
Repayment of loan payable	(1,064,177)	(1,681,664)

Net cash provided by (used in) financing activities	5,806,147	(1,829,920)

Decrease in cash and cash equivalents	(3,435,818)	(10,810,204)
Effects of foreign exchange rate changes on cash	(352)	(31,498)
Cash and cash equivalents, beginning of period	12,110,565	24,987,603

Cash and cash equivalents, end of period	$8,674,395	$14,145,901

Supplemental disclosure of cash flow information:
Interest paid	$16,598	$78,508

See Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2016 and 2015

Note 1. Summary of Significant Accounting Policies

Nature of Business.

StemCells, Inc., a Delaware corporation, is a biopharmaceutical company that operates in one segment, the research, development, and commercialization of stem cell therapeutics and related technologies.

The accompanying financial data as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted pursuant to these rules and regulations. The December 31, 2015 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. However, we believe that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Reverse Stock Split

We effected a one-for-twelve reverse stock split on May 6, 2016. As a result of the reverse stock split, each twelve shares of the Company’s common stock automatically combined into and became one share of Company common stock. Any fractional shares which would otherwise be due as a result of the reverse split were rounded up to the nearest whole share. Concurrent with the reverse stock split, we reduced the authorized number of common shares from 225 million to 200 million. The reverse stock split will automatically and proportionately adjust, based on the one-for-twelve split ratio, all issued and outstanding shares of our common stock, as well as common stock underlying stock options, warrants and other derivative securities outstanding at the time of the effectiveness of the reverse stock split. The exercise price on outstanding equity based-grants will proportionately increase, while the number of shares available under our equity-based plans will also be proportionately reduced. Share and per share data (except par value) for the periods presented reflect the effects of this reverse stock split. References to numbers of shares of common stock and per share data in the accompanying financial statements and notes thereto have been adjusted to reflect the reverse stock split on a retroactive basis.

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

As part of our December 2011 financing, we issued Series A Warrants with a five year term to purchase 666,667 shares at $16.80 per share and Series B Warrants with a ninety trading day term to purchase 666,667 units at $15.00 per unit. Each unit underlying the Series B Warrants consisted of one share of our common stock and one Series A Warrant. In the first and second quarter of 2012, an aggregate of 225,000 Series B Warrants were exercised. For the exercise of these warrants, we issued 225,000 shares of our common stock and 225,000 Series A Warrants. The remaining 441,667 Series B Warrants expired unexercised by their terms on May 2, 2012. The Series A Warrants contain full ratchet anti-dilution price protection so that, in most situations, upon the issuance of any common stock or securities convertible into common stock at a price below the then-existing exercise price of the Series A Warrants, the Series A exercise price will be reset to the lower common stock sales price. As a result of our April 2015 financing, the exercise price of the outstanding Series A warrants were reduced from $16.80 per share to $8.40 per share. Subsequently, as a result of our sale of shares of our common stock under a sales agreement entered into in 2009 and amended in 2012, the exercise price of the outstanding Series A warrants was reduced from $8.40 per share to $6.24 per share and as a result of our March 2016 financing, the exercise price of these warrants was reduced to approximately $3.60 per share. As terms of the Series A Warrants do not meet the specific conditions for equity classification, we are required to classify the fair value of these warrants as a liability, with subsequent changes in fair value to be recorded as income (loss) due to change in fair value of warrant liability. The fair value of the Series A Warrants is determined using a Monte Carlo simulation model (see Note 9, “Warrant Liability”). The fair value is affected by changes in inputs to these models including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. The use of a Monte Carlo simulation model requires input of additional assumptions including the progress of our research and development (R&D) programs and its effect on potential future financings. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability. The estimated fair value of our 2011 Series A warrant liability at March 31, 2016, was approximately $512,000.

In March 2016, we raised gross proceeds of approximately $8,000,000 through an underwritten public offering of 2,222,250 units, at a price of $3.60 per unit, before deducting underwriting discounts and other offering expenses. Each unit consists of a fixed combination of one share of our common stock, a Series A Warrant to purchase 0.50 of a share of our common stock, and a Series B Warrant to purchase 0.75 of a share of our common stock. Each Series A Warrant has an exercise price of $3.60 per share, is immediately exercisable, and will expire two years from the date of issuance. Each Series B Warrant has an exercise price of $5.04 per share, will become exercisable upon stockholder approval of an increase in our authorized capital and the one-year anniversary of the issuance date, whichever is later, and will expire on the fifth anniversary of the date they become exercisable. In connection with the offering, we granted the underwriters a 45-day option to purchase up to an additional 333,338 shares of our common stock and/or warrants to purchase up to an additional 416,672 shares of our common stock to cover over-allotments, if any. The option was exercised in part and we issued an additional 166,473 of Series A warrants and 249,709 of Series B Warrants. The Series A and Series B Warrants contain full ratchet anti-dilution price protection for two years so that, in most situations, upon the issuance of any common stock or securities convertible into common stock at a price below the then-existing exercise price of the respective warrants, the exercise price of these warrants will be reset to the lower common stock sales price. The initial shares and warrants were offered under our effective shelf registration statement previously filed with the SEC. We intend to file a subsequent registration statement to register the common shares issuable when the Series B Warrants become exercisable. As terms of the Series A and Series B Warrants do not meet the specific conditions for equity classification, we are required to classify the fair value of these warrants as a liability, with subsequent changes in fair value to be recorded as income (loss) due to change in fair value of warrant liability. The fair value of the Series A and Series B Warrants is determined using a Monte Carlo simulation model (see Note 9, “Warrant Liability”). The fair value is affected by changes in inputs to these models including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. The use of a Monte Carlo simulation model requires input of additional assumptions including the progress of our R&D programs and its effect on potential future financings. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability. The estimated fair value of our warrant liability for the 2016 Series A and 2016 Series B warrants at March 31, 2016, was approximately $1,761,000 and $3,887,000 respectively.

Intangible Assets (Patent and License Costs)

Other intangible assets, net were approximately $42,000 at March 31, 2016. Intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited. Intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. Intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Prior to fiscal year 2001, we capitalized certain patent costs, which are being amortized over the estimated life of the patent and would be expensed at the time such patents are deemed to have no continuing value. Since 2001, all patent costs are expensed as incurred. License costs are capitalized and amortized over the estimated life of the license agreement.

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

Stock-Based Compensation

U.S. GAAP requires us to recognize expense related to the fair value of our stock-based payment awards, including employee stock options and restricted stock units. Under the provisions of U.S. GAAP, the fair value of our employee stock-based payment awards is estimated at the date of grant using the Black-Scholes-Merton (Black-Scholes) option-pricing model and is recognized as expense ratably over the requisite service period. The requisite service period is the period over which the awards vest. Stock-based awards may vest over a period of time from the date of grant or upon the attainment of certain established performance milestones. For awards with performance milestones, the expense is recorded over the service period when the achievement of the milestone is probable. The Black-Scholes option-pricing model requires the use of certain assumptions, the most significant of which are our estimates of the expected volatility of the market price of our stock and the expected term of the award. Our estimate of the expected volatility is based on historical volatility. The expected term represents our estimated period during which our stock-based awards remain outstanding. We estimate the expected term based on historical experience of similar awards, giving consideration to the contractual terms of the awards, vesting requirements, and expectation of future employee behavior, including post-vesting terminations. See Note 6, “Stock-Based Compensation” for further information.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations:

	2016	2015
Net loss	$(9,561,405)	$(9,350,701)
Weighted average shares outstanding used to compute basic and diluted net income or loss per share	9,805,478	5,768,331
Basic and diluted net loss per share	$(0.98)	$(1.62)

The following outstanding potentially dilutive securities were excluded from the computation of diluted net income or loss per share because the effect would have been anti-dilutive as of March 31:

	2016	2015
Options	155,831	23,020
Restricted stock units	810,946	832,044
Warrants	6,883,814	1,956,516

Total	7,850,591	2,811,580

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income or loss and other comprehensive income or loss (OCL). OCL includes certain changes in stockholders’ equity that are excluded from net income or loss. Specifically, when applicable, we include in OCL changes in unrealized gains and losses on foreign currency translations. Accumulated other comprehensive income was $46,913 as of March 31, 2016, and accumulated other comprehensive income was $47,359, as of December 31, 2015.

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

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” The amendments in this Update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this ASU also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition the amendments in this ASU requires disclosure of the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. This ASU is effective for fiscal years beginning after December 15, 2017. The adoption of the ASU will not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases”. The amendments in this Update create Topic 842, “Leases”, and supersede the leases requirements in Topic 840, “Leases”. Topic 842 specifies the accounting for leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease with some specified scope exemptions. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the provisions of ASU 2016-02 and its impact on our consolidated financial statements and related disclosures.

Note 2. Financial Instruments

The following table summarizes the fair value of our cash and cash equivalents held in our current investment portfolio:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
March 31, 2016
Cash	$690,078	$—	$—	$690,078
Cash equivalents (money market accounts)	7,984,317	—	—	7,984,317
Restricted cash (money market accounts)	2,422,500	—	—	2,422,500

Total cash, cash equivalents and restricted cash	$11,096,895	$—	$—	$11,096,895

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
December 31, 2015
Cash	$830,190	$—	$—	$830,190
Cash equivalents ( money market accounts)	11,280,375	—	—	11,280,375
Restricted cash ( money market accounts)	2,422,500	—	—	2,422,500

Total cash, cash equivalents and restricted cash	$14,533,065	$—	$—	$14,533,065

At March 31, 2016, our investments in money market accounts are through a money market fund that invests in high quality, short-term money market instruments which are classified as cash equivalents in the accompanying Condensed Consolidated Balance Sheet due to their short maturities. The investment seeks to provide the highest possible level of current income while still maintaining liquidity and preserving capital. From time to time, we carry cash balances in excess of federally insured limits. We do not hold any investments that were in a material unrealized loss position as of March 31, 2016.

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

Our liability for warrants issued in our 2011 and 2016 financing are classified as Level 3 as the liability is valued using a Monte Carlo simulation model. Some of the significant inputs used to calculate the fair value of warrant liability include our stock price on the valuation date, expected volatility of our common stock as traded on NASDAQ, and risk-free interest rates that are derived from the yield on U.S. Treasury debt securities, all of which are observable from active markets. However, the use of a Monte Carlo simulation model requires the input of additional subjective assumptions including management’s assumptions regarding the likelihood of a re-pricing of these warrants pursuant to anti-dilution provisions and the progress of our R&D programs and its affect on potential future financings.

The following table presents financial assets and liabilities measured at fair value as of March 31, 2016:

	Fair Value Measurement at Report Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	As of March 31, 2016
Financial assets:
Cash equivalents:
Money market funds	$3,244,966	$—	$—	$3,244,966
U.S. Treasury debt obligations	7,161,851	—	—	7,161,851

Total financial assets	$10,406,817	$—	$—	$10,406,817

Financial liabilities:
Loan payable net of discounts	$—	$—	$9,274,959	$9,274,959
Warrant liabilities	—	—	6,159,671	6,159,671

Total financial liabilities	$—	$—	$15,434,630	$15,434,630

Level 3 Reconciliation

The following table presents a roll forward for liabilities measured at fair value using significant unobservable inputs (Level 3) for 2016:

Warrant liabilities
Balance at December 31, 2015	$770,964
Add fair value of warrants issued	5,666,935
Less change in fair value of warrants	(278,228)

Balance at March 31, 2016	$6,159,671

Loan payable net of discounts
Balance at December 31, 2015	$10,334,029
Add amortization of discount	5,107
Less repayments of principal	(1,064,177)

Balance at March 31, 2016	$9,274,959

Current portion	358,318
Non-current portion	8,916,641

Balance at March 31, 2016	$9,274,959

Note 4. Property, Plant and Equipment

Property, plant and equipment balances at March 31, 2016 and December 31, 2015 are summarized below:

	March 31, 2016	December 31, 2015
Building and improvements	$3,608,588	$3,608,588

Machinery and equipment	8,536,138	8,530,203

Furniture and fixtures	338,259	338,259

	12,482,985	12,477,050
Less accumulated depreciation	(7,532,625)	(7,259,121)

Property, plant and equipment, net	$4,950,360	$5,217,929

Depreciation expense was approximately $274,000 for the three –month period ended March 31, 2016 and approximately $249,000 for the similar period in 2015.

Note 5. Intangible Assets

The components of our intangible assets at March 31, 2016 are summarized below:

Intangible Asset Class	Cost	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Patents	$160,436	$(118,114)	$42,322	17 years

Amortization expense was approximately $3,500 in the first quarter of 2016 and approximately $21,000 for the similar period in 2015. Expected amortization expense for the year ended December 31, 2016 is approximately $14,000.

The expected future annual amortization expense for each of the next five years based on current balances of our intangible assets is approximately as follows:

For the year ending December 31:
2016	$13,978
2017	$8,306
2018	$8,306
2019	$8,306
2020	$6,922

Note 6. Stock-Based Compensation

We currently grant stock-based compensation under two equity incentive plans (2006 and 2013 Equity Incentive Plans) approved by the Company’s stockholders and one plan adopted in 2012 pursuant to NASDAQ Listing Rule 5635(c)(4) concerning inducement grants for new employees (our “2012 Commencement Incentive Plan”). As of March 31, 2016, we had 1,016,949 shares available to grant under the above mentioned plans. At our annual stockholders’ meeting held on June 12, 2007, our stockholders approved an amendment to our 2006 Equity Incentive Plan to provide for an annual increase in the number of shares of common stock available for issuance under the plan each January 1 (beginning January 1, 2008) equal to 4% of the outstanding common shares as of that date. The amendment further provided an aggregate limit of 250,000 shares issuable pursuant to incentive stock option awards under the plan. At our annual stockholders’ meeting held on December 20, 2013, our stockholders approved our 2013 Equity Incentive Plan to grant stock-based compensation of up to an initial 500,000 shares, plus an increase of 4% per year of the outstanding number of shares of our common stock beginning in January 1, 2015. Under the three stockholder-approved plans we may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, 401(k) Plan employer match in form of shares and performance-based shares to our employees, directors and consultants, at prices determined by our Board of Directors. Incentive stock options may only be granted to employees under these plans with a grant price not less than the fair market value on the date of grant. Under our 2012 Commencement Inducement Plan, we may only award options, restricted stock units and other equity awards to newly hired employees and newly engaged directors, in each case as allowed by NASDAQ listing requirements.

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

Our stock-based compensation expense for the three months ended March 31 was as follows:

	Three months ended
	March 31,
	2016	2015
Research and development expense	$313,378	$583,669
General and administrative expense	1,539,048	725,225

Total stock-based compensation	$1,852,426	$1,308,894

Effect on basic and diluted net loss per share	$(0.19)	$(0.23)

As of March 31, 2016, we had approximately $4,355,000 of total unrecognized compensation expense related to unvested awards of stock options and restricted stock units granted under our various equity incentive plans that we expect to recognize over a weighted-average vesting period of 1.5 years.

Stock Options

A summary of our stock option activity for the three months ended March 31, 2016 is as follows:

	Number of options	Weighted-average exercise price ($) per share
Outstanding options at December 31, 2015	173,261	34.80
Granted	10,000	3.60
Exercised	—	—
Cancelled	(27,430)	34.20

Outstanding options at March 31, 2016	155,831	32.76

The following is a summary of changes in unvested options:

Unvested Options	Number of Options	Weighted Average Grant Date Fair Value
Unvested options at December 31, 2015	140,000	$8.28
Granted(1)	10,000	$3.60
Vested	—	$145.68
Cancelled	(25,417)	$8.52

Unvested options at March 31, 2016	124,583	$7.92

(1)	The 10,000 options granted are performance based and vest on achievement of predefined milestones.

Restricted Stock Units

We have granted restricted stock units (RSUs) to certain employees and members of the Board of Directors which entitle the holders to receive shares of our common stock upon vesting of the RSUs. The fair value of restricted stock units granted is based upon the market price of the underlying common stock as if it were vested and issued on the date of grant.

A summary of changes in our unvested restricted stock units for the three months ended March 31, 2016 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value ($)
Outstanding at December 31, 2015	687,613	14.52
Granted(1)	277,210	3.84
Vested and exercised	(217,919)	14.52
Cancelled	(34,875)	13.68

Outstanding at March 31, 2016	712,029	10.44

(1)	Of the 277,210 restricted stock units issued, 73,171 restricted stock units vest and convert into shares of our common stock after one year from the date of grant. 204,039 restricted stock units are performance based and vest on achievement of predefined milestones.

Stock Appreciation Rights

In July 2006, we granted cash-settled Stock Appreciation Rights (SARs) to certain employees that give the holder the right, upon exercise, to the difference between the price per share of our common stock at the time of exercise and the exercise price of the SARs.

The SARs have a maximum term of ten years with an exercise price of $240.00, which is equal to the market price of our common stock at the date of grant. The SARs vest 25% on the first anniversary of the grant date and 75% vest monthly over the remaining three-year service period. At March 31, 2016 and 2015, there were 9,217 SARs outstanding. All of the outstanding SARs as of March 31, 2016 are fully vested. There were no SARs granted, exercised or forfeited during the three months ended March 31, 2016. Compensation expense is based on the fair value of SARs which is calculated using the Black-Scholes option pricing model.

The stock-based compensation expense and liability are re-measured at each reporting date through the earlier of date of settlement or forfeiture of the SARs. For the three months ended March 31, 2016 and 2015, the re-measured liability and expense for the respective periods related to the SARs were not significant.

The compensation expense related to the SARs recognized for the three months ended March 31, 2016 may not be representative of compensation expense for future periods and its resulting effect on net loss and net loss per share attributable to common stockholders, due to changes in the fair value calculation which is dependent on the stock price, volatility, interest and forfeiture rates, additional grants and subsequent periods of vesting. We will continue to recognize compensation cost each period, which will be the change in fair value from the previous period through the earlier date of settlement or forfeiture of the SARs.

Note 7. Loan Payable

Loan Agreement with Silicon Valley Bank

In April 2013, we entered into a Loan Agreement with Silicon Valley Bank (SVB) and received loan proceeds of $9,900,000, net of a $100,000 cash discount. The loan proceeds will be used for research and development and general corporate purposes. The loan has a three-year term and bears interest at an annual rate of 6%. The loan obligations are secured by a first priority security interest on substantially all of our assets excluding intellectual property. For the first six months, payments will be interest only followed by repayment of principal and interest over a period of 30 months. There is also a final $1,000,000 fee payable at the end of the term which is being expensed over the term of the loan using the effective interest method. In conjunction with the Loan Agreement, we issued to SVB a ten year warrant to acquire 24,461 shares of common stock at an exercise price of $20.4408 per share. The warrant is immediately exercisable and expires in April 2023. We estimated the fair value of the warrant to be approximately $388,000 using the Black-Scholes option pricing model with the following assumptions:

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

We were required to maintain certain financial and other covenants set forth in the Loan Agreement. In December 2015, to remain in compliance with the terms of the agreement, we entered into an amendment to the Loan Agreement that required us to maintain with SVB a restricted money market account with a minimum aggregate balance of $2,422,500. As part of the amendment, we pledged to SVB a security interest in the restricted money market account. In April 2016, we repaid the outstanding principal, interest and fees to SVB and the aggregate balance of $2,422,500 was transferred from our restricted money market account to our unrestricted money market account.

The following table is a summary of the changes in the carrying value of our loan payable for the three months ended March 31, 2016:

Silicon Valley Bank Loan
Carrying value of loan payable, current at December 31, 2015	$1,417,388
Repayment of principal	(1,064,177)
Accretion of discount	5,107

Carrying value of loan payable, current at March 31, 2016	$358,318

Note 8. Commitments and Contingencies

Operating leases

We lease various real properties under operating leases that generally require us to pay taxes, insurance, maintenance, and minimum lease payments. Some of our leases have options to renew.

Operating Leases — California

In December 2010, we entered into a commercial lease agreement with BMR-Gateway Boulevard LLC (BMR), as landlord, for office and research space at BMR’s Pacific Research Center in Newark, California. The initial term of the lease is approximately eleven and one-half years and includes escalating rent payments which we recognize as lease operating expense on a straight-line basis. We will pay approximately $17,869,000 in aggregate as rent over the term of the lease to BMR. Deferred rent for this facility was approximately $1,349,000 as of March 31, 2016, and approximately $1,372,000 as of December 31, 2015.

In March 2013, we entered into a commercial lease agreement with Prologis, L.P. (Prologis), as landlord, for office and research space in Sunnyvale, California. The facility is for operations that support our clinical development activities. The initial term of the lease is ten years and includes escalating rent payments which we recognize as lease operating expense on a straight-line basis. We will pay approximately $3,497,000 in aggregate rent over the term of the lease. As part of the lease, Prologis has agreed to provide us financial allowances to build initial tenant improvements, subject to customary terms and conditions relating to landlord-funded tenant improvements. The tenant improvements are recorded as leasehold improvement assets and amortized over the term of the lease. The financial allowances are treated as a lease incentive and recorded as deferred rent which is amortized as reductions to lease expense over the lease term. Deferred rent for this facility was approximately $379,000 as of March 31, 2016, and approximately $382,000 as of December 31, 2015.

With the exception of the operating leases discussed above, we have not entered into any significant off balance sheet financial arrangements and have not established any special purpose entities. We have not guaranteed any debts or commitments of other entities or entered into any options on non-financial assets.

Note 9. Warrant Liability

In December 2011, we raised gross proceeds of $10,000,000 through a public offering of 666,667 units and 666,667 Series B Warrants. The combination of units and Series B Warrants were sold at a public offering price of $15.00 per unit. Each Series B Warrant gave the holder the right to purchase one unit at an exercise price of $15.00 per unit and was exercisable until May 2, 2012, the 90th trading day after the date of issuance. Each unit consists of one share of our common stock and one Series A Warrant. Each Series A Warrant gives the holder the right to purchase one share of our common stock at an initial exercise price of $16.80 per share. The Series A Warrants are immediately exercisable upon issuance and will expire in December 2016. In 2012, an aggregate of 225,000 Series B Warrants were exercised. For the exercise of these warrants, we issued 225,000 shares of our common stock and 225,000 Series A Warrants. The remaining 441,667 Series B Warrants expired unexercised by their terms on May 2, 2012. In 2012, 2013 and 2014, an aggregate of 183,215, 32,045 and 98,335 Series A Warrants were exercised, respectively. For the exercise of these warrants, in 2012, 2013 and 2014, we issued 183,215, 32,045 and 98,335 shares of our common stock and received gross proceeds of approximately $3,078,000, $538,000 and $1,652,000, respectively. The shares were offered under our shelf registration statement previously filed with previously filed with, and declared effective by, the SEC. The Series A Warrants contain full ratchet anti-dilution price protection so that, in most situations upon the issuance of any common stock or securities convertible into common stock at a price below the then-existing exercise price of the outstanding Series A Warrants, the Series A exercise price will be reset to the lower common stock sales price. As a result of our April 2015 financing, the exercise price of the outstanding Series A warrants was reduced from $16.80 per share to $8.40 per share. Subsequently, as a result of our sale of shares of our common stock under a sales agreement entered into in 2009 and amended in 2012, the exercise price of the outstanding Series A warrants was reduced from $8.40 per share to $6.24 per share and as a result of our March 2016 financing, the exercise price of these warrants were further reduced to approximately $3.60 per share The fair value of the warrant liability will be revalued at the end of each reporting period, with the change in fair value of the warrant liability recorded as a gain or loss in our condensed consolidated statements of operations. The fair value of the warrants will continue to be classified as a liability until such time as the warrants are exercised, expire or an amendment of the warrant agreement renders these warrants to be no longer classified as a liability.

In March 2016, we raised gross proceeds of approximately $8.0 million through an underwritten public offering of 2,222,250 units, at a price of $3.60 per unit, before deducting underwriting discounts and other offering expenses. Each unit consists of a fixed combination of one share of our common stock, a Series A Warrant to purchase 0.50 of a share of our common stock, and a Series B Warrant to purchase 0.75 of a share of our common stock. Each Series A Warrant has an exercise price of $3.60 per share, is immediately exercisable, and will expire two years from the date of issuance. Each Series B Warrant has an exercise price of $5.04 per share, will become exercisable upon stockholder approval of an increase in our authorized capital and the one-year anniversary of the issuance date, whichever is later, and will expire on the fifth anniversary of the date they become exercisable. In connection with the offering, we granted the underwriters a 45-day option to purchase up to an additional 333,338 shares of our common stock and/or warrants to purchase up to an additional 416,672 shares of our common stock to cover over-allotments, if any. The option was exercised in part and we issued an additional 166,473 of Series A warrants and 249,709 of Series B Warrants. The Series A and Series B Warrants contain full ratchet anti-dilution price protection for two years so that, in most situations, upon the issuance of any common stock or securities convertible into common stock at a price below the then-existing exercise price of the respective warrants, the exercise price of these warrants will be reset to the lower common stock sales price. The initial shares and warrants were offered under our effective shelf registration statement previously filed with the SEC. We intend to file a subsequent registration statement to register the common shares issuable upon the time the Series B Warrants become exercisable. As terms of the Series A and Series B Warrants do not meet the specific conditions for equity classification, we are required to classify the fair value of these warrants as a liability, with subsequent changes in fair value to be recorded as income (loss) due to change in fair value of warrant liability.

We use the Monte Carlo simulation model, to estimate fair value of these warrants issued in our 2011 and 2016 financing transactions. In using this model, we make certain assumptions about risk-free interest rates, dividend yields, volatility, expected term of the warrants and other assumptions. Risk-free interest rates are derived from the yield on U.S. Treasury debt securities. Dividend yields are based on our historical dividend payments, which have been zero to date. Volatility is estimated from the historical volatility of our common stock as traded on NASDAQ. The expected term of the warrants is based on the time to expiration of the warrants from the date of measurement.

The assumptions used for the Monte Carlo simulation model to value the outstanding Series A Warrants at March 31, 2016 are as follows:

	Series A (2011)	Series A (2016)	Series B (2016)
Risk-free interest rate per year	0.48%	0.72%	1.4%
Expected volatility per year	85.7%	76.9%	77.5%
Expected dividend yield	0%	0%	0%
Expected life (years)	0.7	2	6

The use of the Monte Carlo simulation model requires the input of additional subjective assumptions including the progress of our R&D programs and its affect on potential future financings.

The following table is a summary of the changes in fair value of warrant liability in 2016:

	Series A (2011)	Series A (2016)	Series B (2016)	Total
Balance at December 31, 2015	$770,964	$—	$—	$770,964
New Issues		$1,770,596	$3,896,339	5,666,935
Changes in fair value	(259,370)	(9,659)	(9,199)	(278,228)

Balance at March 31, 2016	$511,594	$1,760,937	$3,887,140	$6,159,671

The following table is a summary of our warrant liability as of March 31, 2016:

Warrants	Number Outstanding	Exercise Price ($) per share	Fair Value
Series A (2011)	578,074	3.60	$511,594
Series A (2016)	1,277,598	3.60	1,760,937
Series B (2016)	1,916,396	5.04	3,887,140

	3,772,068		$6,159,671

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

Note 10. Equity Financing

In March 2016, we raised gross proceeds of approximately $8,000,000 through an underwritten public offering of 2,222,250 units, at a price of $3.60 per unit, before deducting underwriting discounts and other offering expenses. Each unit consists of a fixed combination of one share of our common stock, a Series A Warrant to purchase 0.50 of a share of our common stock, and a Series B Warrant to purchase 0.75 of a share of our common stock. Each Series A Warrant has an exercise price of $3.60 per share, is immediately exercisable, and will expire two years from the date of issuance. Each Series B Warrant has an exercise price of $5.04 per share, will become exercisable upon stockholder approval of an increase in our authorized capital and the one year anniversary of the issuance date, whichever is later, and will expire on the fifth anniversary of the date they become exercisable. In connection with the offering, we granted the underwriters a 45 day option to purchase up to an additional 333,338 shares of our common stock and/or warrants to purchase up to an additional 416,672 shares of our common stock to cover over-allotments, if any. The option was exercised in part and we issued an additional 166,473 of Series A warrants and 249,709 of Series B Warrants. We received net proceeds (net of offering expenses underwriting discounts and commissions), of approximately $7,100,000. The initial shares and warrants were offered under our effective shelf registration statement previously filed with the SEC. We intend to file a subsequent registration statement to register the common shares issuable when the Series B Warrants become exercisable.

Note 11. Subsequent Events

In connections with our March 2016 financing transaction, we granted the underwriters a 45 day option to purchase up to an additional 333,338 shares of our common stock and/or warrants to purchase up to an additional 416,672 shares of our common stock to cover over-allotments, if any. In April 2016, the underwriters partially exercised their option to cover over-allotments and purchased an additional 41,667 shares of our common stock at an exercise price of $3.60 per share. We received gross proceeds of approximately $150,000 and issued 41,667 shares of our common stock.

On May 6, 2016, in keeping with stockholder approval obtained at our 2016 annual stockholder meeting, we filed with the state of Delaware a certificate of amendment to our certificate of incorporation to complete a one-for-twelve split of the Company’s issued and outstanding common stock. Concurrent with the reverse stock split, we reduced the authorized number of common shares from 225 million to 200 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act that involve substantial risks and uncertainties. Such statements include, without limitation, all statements as to expectation or belief and statements as to our future results of operations; the progress of our research, product development and clinical programs; the need for, and timing of, additional capital and capital expenditures; partnering prospects; costs of manufacture of products; the protection of, and the need for, additional intellectual property rights; effects of regulations; the need for additional facilities; and potential market opportunities. Our actual results may vary materially from those contained in such forward-looking statements because of risks to which we are subject, including the fact that additional trials will be required to confirm the safety and demonstrate the efficacy of our HuCNS-SC cells for the treatment of any disease or disorder; uncertainty as to whether the U.S. Food and Drug Administration (FDA) or other regulatory authorities will permit us to proceed with clinical testing of proposed products despite the novel and unproven nature of our technologies; the risk that our clinical trials or studies could be substantially delayed beyond their expected dates or cause us to incur substantial unanticipated costs; uncertainties in our ability to obtain the capital resources needed to continue our current research and development operations and to conduct the research, preclinical development and clinical trials necessary for regulatory approvals; the uncertainty regarding our ability to obtain a corporate partner or partners, if needed, to support the development and commercialization of our potential cell-based therapeutics products; the uncertainty regarding the outcome of our clinical trials or studies we may conduct in the future; the uncertainty regarding the validity and enforceability of our issued patents; the risk that we may not be able to manufacture additional master and working cell banks when needed; the uncertainty whether any products that may be generated in our cell-based therapeutics programs will prove clinically safe and effective; the uncertainty whether we will achieve significant revenue from product sales or become profitable; obsolescence of our technologies; competition from third parties; intellectual property rights of third parties; litigation risks; and other risks to which we are subject. All forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth in “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2015.

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

In May 2014, we completed the enrollment and dosing of twelve subjects in a Phase I/II clinical trial of our HuCNS-SC cells for the treatment of thoracic spinal cord injury which represents the first time that neural stem cells have been transplanted as a potential therapeutic agent for spinal cord injury. The Phase I/II trial evaluated both safety and preliminary efficacy of our proprietary HuCNS-SC human neural stem cells as a treatment for chronic thoracic spinal cord injury. To accelerate patient enrollment, we expanded this trial from a single-site, single-country study to a multi-site, multi-country program. Under this trial, a total of twelve patients that included both complete and incomplete injuries as classified by the American Spinal Injury Association Impairment Scale (AIS) were enrolled and transplanted with our HuCNS-SC cells; seven patients with complete injury (AIS A) and five patients with an incomplete injury (AIS B).We reported the results from twelve-month data that revealed sustained improvements in sensory function that emerged consistently around three months after transplantation and persisted until the end of the study. The patterns of sensory gains were confirmed to involve multiple sensory pathways and were observed more frequently in the patients with less severe injury; three of the seven AIS A patients and four of the five AIS B patients showed signs of positive sensory gains confirming the previously reported interim results. In addition, two patients progressed during the study from the most severe classification, AIS A, to the lesser degree of injury grade, AIS B.

In October 2014, we initiated a Phase II proof of concept clinical trial to further investigate our HuCNS-SC cells as a treatment for spinal cord injury. The Phase II Pathway™ Study, is the first clinical trial designed to evaluate both the safety and efficacy of transplanting human neural stem cells into patients with cervical spinal cord injury. Traumatic injuries to the cervical (neck) region of the spinal cord, also known as tetraplegia or quadriplegia, impair sensation and motor function of the hands, arms, legs, and trunk. The trial will be conducted as a randomized, controlled, single-blind study and efficacy will be primarily measured by assessing motor function according to the International Standards for Neurological Classification of Spinal Cord Injury (ISNCSCI). The primary efficacy outcome will focus on change in upper extremity strength as measured in the hands, arms, and shoulders. The trial will follow the participants for one year and will enroll up to fifty-two subjects. The trial has three cohorts; the first cohort is an open-label dose escalation arm involving six patients to determine the cell dose to be used for the second and third cohort of the study; the second cohort will enroll forty patients and forms the single blinded controlled arm of the Phase II study with the primary efficacy outcome being tested is the change in motor strength of the various muscle groups in the upper extremities innervated by the cervical spinal cord; the third cohort is an optional open label cohort targeted to enroll six patients to assess safety and preliminary efficacy in patients with less severe injuries (AIS C). We transplanted our first subject in this Phase II trial in December 2014 and completed transplanting the six patients comprising the first cohort of this trial in April 2015. The six-month results for the first cohort showed that muscle strength had improved in five of the six patients with four of these five patients also demonstrating improved performance on functional tasks assessing dexterity and fine motor skills. In addition, four of the six patients showed improvement in the level of spinal cord injury as defined and measured by the ISNCSCI assessment of at least one level. Consistent with the prior study, changes in muscle strength and function were observed and we expect to release detailed final twelve-month results on the first cohort by the end of the second quarter of 2016. We commenced enrollment of the second cohort in the Pathway Study in June 2015 and currently have thirteen sites in the United States and Canada that are actively recruiting patients. We expect to complete enrollment of Cohort II by the end of the third quarter of 2016, and expect to have final results of this trial before year-end 2017.

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

In July 2015, we transplanted our first subject in our Radiant™ Study. This Phase II randomized, controlled proof-of-concept study was designed to evaluate both the safety and efficacy of our proprietary HuCNS-SC cells for the treatment of GA. The study was designed to enroll sixty-three patients between 50-90 years of age with bi-lateral GA-AMD (geographic atrophy associated with age related macular degeneration in both eyes). Designed as a “fellow eye” controlled study, all subjects were to receive subretinal transplantation of HuCNS-SC cells via a single injection into the eye with the inferior best-corrected visual acuity; the untreated eye would serve as a control. The objective of the trial was to demonstrate a reduction in the rate of GA disease progression in the treated eye versus the control eye. In December 2015, however, we initiated a strategic realignment plan to fully focus our resources on our proprietary HuCNS-SC cells for the treatment of chronic spinal cord injury. A key elements of the plan included the immediate suspension of further patient enrollment into our Phase II Radiant Study in GA-AMD as well as the modification of certain service agreements related to the AMD program while we seek a partner to fund continued development of the CNS-SC cells as a potential treatment of retinal disorders.

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

Reverse Stock Split

On May 6, 2016, we effected a one-for-twelve reverse stock split. References to numbers of shares of common stock and per share data have been adjusted to reflect the reverse stock split on a retroactive basis. See Note 1 “Summary of Significant Accounting Policies” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

Recent Significant Events

In January 2016, Dr. Ian Massey who joined our executive team as President and Chief Operating Officer in March 2015, was appointed by the Board of Directors to succeed Martin McGlynn, as the Company’s Chief Executive Officer, and elected to the Board.

In March 2016, we sold a total of 2,222,250 shares of common stock, Series A warrants to purchase up to 1,111,125 shares of the Company’s common stock, and Series B warrants to purchase up to 1,666,688 shares of our common stock, at a public offering price of approximately $8,000,000. In addition, pursuant to the underwriters’ over-allotment option, we issued additional Series A warrants to purchase up to an additional 166,473 shares of our common stock and additional Series B warrants to purchase up to an additional 249,709 shares of our common stock. We received net proceeds (net of offering expenses, underwriting discounts and commissions), of approximately $7,100,000 million. The Series A warrants have an initial exercise price of $3.60 per share, are exercisable immediately, and will expire two years from the date of issuance. The Series B warrants have an initial exercise price of $5.04 per share, are exercisable 12 months from the date of issuance, provided that the Company has sufficient authorized capital to allow all of the Series B Warrants to be exercised in full by the holders, and will expire on the fifth anniversary of the date they become exercisable.

In April 2016, we provided an update for the six patients enrolled in open label Cohort I from the Pathway Study. The six-month results from Cohort I showed that muscle strength had improved in five of the six patients with four of these five patients also demonstrating improved performance on functional tasks assessing dexterity and fine motor skills. In addition, four of the six patients had improvement in the level of cord injury as measured by ISNCSCI (International Standards for Neurological Classification of Spinal Cord Injury) assessment. We expect to release detailed final twelve-month results on this first open-label cohort by the end of the second quarter of 2016. We currently have thirteen sites in the United States and Canada that are actively recruiting patients. We expect to complete enrollment by the end of the third quarter of 2016, and expect to have final results of this trial before year-end 2017.

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

Stock-Based Compensation

U.S. GAAP requires us to recognize expense related to the fair value of our stock-based payment awards, including employee stock options and restricted stock units. Under the provisions of U.S. GAAP, the fair value of our employee stock-based payment awards is estimated at the date of grant using the Black-Scholes-Merton (Black-Scholes) option-pricing model and is recognized as expense ratably over the requisite service period. The requisite service period is the period over which the awards vest. Stock-based awards may vest over a period of time from the date of grant or upon the attainment of certain established performance milestones. For awards with performance milestones, the expense is recorded over the service period when the achievement of the milestone is probable. The Black-Scholes option-pricing model requires the use of certain assumptions, the most significant of which are our estimates of the expected volatility of the market price of our stock and the expected term of the award. Our estimate of the expected volatility is based on historical volatility. The expected term represents our estimated period during which our stock-based awards remain outstanding. We estimate the expected term based on historical experience of similar awards, giving consideration to the contractual terms of the awards, vesting requirements, and expectation of future employee behavior, including post-vesting terminations.

We review our valuation assumptions at each grant date and, as a result, our assumptions in future periods may change. As of March 31, 2016, we expect to recognize approximately $4,355,000 of compensation expense related to unvested stock-based awards over a weighted-average period of 1.5 years. See also Note 6, “Stock-Based Compensation,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

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

As part of our December 2011 financing, we issued Series A Warrants with a five year term to purchase 666,667 shares at $16.80 per share and Series B Warrants with a ninety trading day term to purchase 666,667 units at $15.00 per unit. Each unit underlying the Series B Warrants consisted of one share of our common stock and one Series A Warrant. In the first and second quarter of 2012, an aggregate of 225,000 Series B Warrants were exercised. For the exercise of these warrants, we issued 225,000 shares of our common stock and 225,000 Series A Warrants. The remaining 441,667 Series B Warrants expired unexercised by their terms on May 2, 2012. The Series A Warrants contain full ratchet anti-dilution price protection so that, in most situations, upon the issuance of any common stock or securities convertible into common stock at a price below the then-existing exercise price of the Series A Warrants, the Series A exercise price will be reset to the lower common stock sales price. As a result of our April 2015 financing, the exercise price of the outstanding Series A warrants were reduced from $16.80 per share to $8.40 per share. Subsequently, as a result of our sale of shares of our common stock under a sales agreement entered into in 2009 and amended in 2012, the exercise price of the outstanding Series A warrants were reduced from $8.40 per share to $6.24 per share and as a result of our March 2016 financing, the exercise price of these warrants were reduced to approximately $3.60 per share. As terms of the Series A Warrants do not meet the specific conditions for equity classification, we are required to classify the fair value of these warrants as a liability, with subsequent changes in fair value to be recorded as income (loss) due to change in fair value of warrant liability. The fair value of the Series A Warrants is determined using a Monte Carlo simulation model (see Note 9, “Warrant Liability”). The fair value is affected by changes in inputs to these models including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. The use of a Monte Carlo simulation model requires input of additional assumptions including the progress of our R&D programs and its effect on potential future financings. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability. The estimated fair value of our warrant liability at March 31, 2016, was approximately $512,000.

In March 2016, we raised gross proceeds of approximately $8,000,000 through an underwritten public offering of 2,222,250 units, at a price of $3.60 per unit, before deducting underwriting discounts and other offering expenses. Each unit consists of a fixed combination of one share of our common stock, a Series A Warrant to purchase 0.50 of a share of our common stock, and a Series B Warrant to purchase 0.75 of a share of our common stock. Each Series A Warrant has an exercise price of $3.60 per share, is immediately exercisable, and will expire two years from the date of issuance. Each Series B Warrant has an exercise price of $5.04 per share, will become exercisable upon stockholder approval of an increase in our authorized capital and the one year anniversary of the issuance date, whichever is later, and will expire on the fifth anniversary of the date they become exercisable. In connection with the offering, we granted the underwriters a 45 day option to purchase up to an additional 333,338 shares of our common stock and/or warrants to purchase up to an additional 416,672 shares of our common stock to cover over-allotments, if any. The option was exercised in part and we issued an additional 166,473 of Series A warrants and 249,709 of Series B Warrants. The Series A and Series B Warrants contain full ratchet anti-dilution price protection for two years so that, in most situations, upon the issuance of any common stock or securities convertible into common stock at a price below the then-existing exercise price of the Warrants, the exercise price of these warrants will be reset to the lower common stock sales price. The initial shares and warrants were offered under our effective shelf registration statement previously filed with the SEC. We intend to file a subsequent registration statement to register the common shares issuable when the Series B Warrants become exercisable. As terms of the Series A and Series B Warrants do not meet the specific conditions for equity classification, we are required to classify the fair value of these warrants as a liability, with subsequent changes in fair value to be recorded as income (loss) due to change in fair value of warrant liability. The fair value of the Series A and Series B Warrants is determined using a Monte Carlo simulation model (see Note 9, “Warrant Liability”). The fair value is affected by changes in inputs to these models including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. The use of a Monte Carlo simulation model requires input of additional assumptions including the progress of our R&D programs and its effect on potential future financings. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability. The estimated fair value of our warrant liability for the Series A and Series B warrants at March 31, 2016, was approximately $1,761,000 and $3,887,000 respectively.

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

Revenue

Revenue for the three-month period ended March 31, 2016, as compared with the same period in 2015, is summarized in the table below:

	Three months ended, March 31		Change in 2016 versus 2015
	2016	2015	$	%
Revenue:
Licensing agreements	$23,164	$20,997	$2,167	10%

First quarter ended March 31, 2016 versus First quarter ended March 31, 2015. Total revenue in the first quarter of 2016 was approximately $23,000 compared to approximately $21,000 for the first quarter of 2015. Revenue for both years were from licensing agreements.

Operating Expenses

Operating expenses for the three-month period ended March 31, 2016, as compared with the same period in 2015, is summarized in the table below:

	Three months ended, March 31		Change in 2016 versus 2015
	2016	2015	$	%
Operating expenses:
Research & development	$5,208,705	$6,292,191	$(1,083,486)	(17)%
General & administrative	4,628,334	2,689,196	1,939,138	72%

Total operating expenses	$9,837,039	$8,981,387	$855,652	10%

Research and Development Expenses

Our R&D expenses consist primarily of salaries and related personnel expenses, costs associated with clinical trials and regulatory submissions, costs associated with preclinical activities such as toxicology studies, costs associated with cell processing and process development, certain patent-related costs such as licensing, facilities related costs such as allocated rent and operating expenses, depreciation, lab equipment and supplies. Clinical trial expenses include payments to vendors such as clinical research organizations, contract manufacturers, clinical trial sites, laboratories for testing clinical samples and consultants. Cumulative R&D costs incurred since we refocused our activities on developing cell-based therapeutics (fiscal years 2000 through the three months ended March 31, 2016) were approximately $242 million. Over this period, the majority of these cumulative costs were related to: (i) characterization of our proprietary HuCNS-SC cells, (ii) expenditures for toxicology and other preclinical studies, preparation and submission of applications to regulatory agencies to conduct clinical trials and obtaining regulatory clearance to initiate such trials, all with respect to our proprietary HuCNS-SC cells, (iii) preclinical studies and development of our human liver engrafting cells, (iv) costs associated with cell processing and process development, and (v) costs associated with our clinical studies.

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

First quarter ended March 31, 2016 versus first quarter ended March 31, 2015. R&D expenses totaled approximately $5,209,000 in the first quarter of 2016 compared with $6,292,000 in the first quarter of 2015. The decrease of approximately $1,083,000, or 17%, in 2016 compared to 2015, was primarily attributable to (i) a decrease in personnel costs of approximately $659,000 due to a reduction in workforce that was part of a strategic realignment committed to in December 2015, (ii) a reduction in external services of approximately $379,000 related to preclinical studies of our proprietary HuCNS-SC cells, and (iii) a decrease in other operating expenses of approximately $45,000.

General and Administrative Expenses

General and administrative (G&A) expenses are primarily comprised of salaries, benefits and other staff related costs associated with sales and marketing, finance, legal, human resources, information technology, and other administrative personnel, allocated facilities and overhead costs, external legal and other external general and administrative services.

First quarter ended March 31, 2016 versus first quarter ended March 31, 2015. G&A expenses totaled approximately $4,628,000 in the first quarter of 2016 compared with approximately $2,689,000 in the same period of 2015. The increase of approximately $1,939,000, or 72%, in 2016 compared to 2015, was primarily attributable to a net increase of approximately $1,972,000 in payroll expenses primarily attributable.to a separation and consulting agreement with our previous Chief Executive Officer who resigned in January 2016. The separation agreement included expenses of approximately $1,257,000 in salary and benefits, and approximately $920,000 in stock based compensation expense for accelerated vesting of his outstanding equity awards (net of cancellations). Excluding expenses related to the separation agreement, payroll expenses would have decreased by approximately $205,000 in the first quarter of 2016 compared to the similar period in 2015 primarily due to a reduction in workforce that was part of a strategic realignment committed to in December 2015. The net increase in payroll expenses was partially offset by a net decrease in other expenses of approximately $33,000.

Other Income (Expense)

Other income totaled approximately $252,000 in the first quarter of 2016 compared with other expense of approximately $390,000 in the same period of 2015.

	Three months ended March 31,		Change in 2016 versus 2015
	2016	2015	$	%
Other income (expense):
Change in fair value of warrant liability	$278,228	$(347,330)	$625,558	(180)%
Interest income	4,243	1,394	2,849	204%
Interest expense	(27,901)	(185,356)	157,455	(85)%
Other income (expense), net	(2,100)	140,981	(143,081)	(101)%

Total other expense, net	$252,470	$(390,311)	$642,781	(165)%

Change in Fair Value of Warrant Liability

We record changes in fair value of warrant liability as income or loss in our condensed consolidated statements of operations. The fair value of the outstanding 2011 Series A warrants and the outstanding 2016 Series A and B warrants are determined using the Monte Carlo simulation model, and is affected by changes in inputs to the model, including our stock price, expected stock price volatility, the contractual term and the risk-free interest rate. The use of a Monte Carlo simulation model requires input of subjective assumptions including the progress of our R&D programs and its affect on potential future financings. The fair value of the warrant liability is revalued at the end of each reporting period. See Note 9 “Warrant Liability” in the notes to our condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

Interest Income

Interest income in three-month period ended March 31, 2016 and 2015 were not significant and is from the investment of our cash balances in money market accounts and short-term money market instruments that are highly liquid and that preserves capital.

Interest Expense

Interest expense was approximately $28,000 in the first quarter of 2016 compared with approximately $185,000 for the first quarter of 2015. Interest expense is primarily attributable to interest due under a Loan Agreement with SVB. See Note 7 “Loan Payable,” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

Other income (expense), net

Other expense of approximately $2,000 for the first quarter of 2016, is primarily related to state franchise taxes. Other income of approximately $141,000 for the similar period in 2015 was primarily attributable to the gain on sale of our Rhode Island property offset by state franchise taxes paid.

Liquidity and Capital Resources

Since our inception, we have financed our operations through the sale of common and preferred stock, the issuance of long-term debt and capitalized lease obligations, credit facilities, revenue from collaborative agreements, research grants, license fees, and interest income.

	March 31, 2016	December 31, 2015	Change
			$	%
Cash , cash equivalents and restricted cash	$11,096,895	$14,533,065	$(3,436,170)	(24)%

In summary, our cash flows were:

	Three months ended March 31,		Change in 2016 versus 2015
	2016	2015	$	%
Net cash used in operating activities	$(9,236,032)	$(8,907,215)	$(328,817)	4%
Net cash used in investing activities	$(5,934)	$(73,069)	$67,135	(92)%
Net cash provided by (used in) financing activities	$5,806,147	$(1,829,920)	$7,636,067	417%

Net Cash Used in Operating Activities

Net cash used in operating activities in the three-month period ended March 31, 2016 increased by approximately $329,000, or 4%, when compared to the same period of 2015. Cash used in operating activities is primarily driven by our net loss as adjusted for non-cash charges and differences in the timing of operating cash flows.

Net Cash Used in Investing Activities

Net cash used in investing activities of approximately $6,000 in the first quarter of 2016 was primarily related to the purchase of lab equipment. In comparison, net cash used in investing activities of approximately $73,000 in the first quarter of 2015 was primarily related to the purchase of lab equipment for approximately $222,000, offset by receipts of approximately $149,000 from the sale of our property in Rhode Island.

Net Cash Provided by (Used in) Financing Activities

Net cash of approximately $5,806,000 provided by financing activities in the first quarter of 2016 was primarily attributable to net proceeds (net of offering expenses underwriting discounts and commissions) of approximately $7,100,000 received from a financing transaction in March 2016, offset by repayment of loan, lease and other obligations. In comparison, net cash of approximately $1,830,000 used in financing activities in the three-month period ended March 31, 2015 was primarily attributable to the repayment of loan, lease and other obligations.

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

We intend to pursue opportunities to obtain additional financing in the future through equity and debt financings, grants and collaborative research arrangements. In December 2013, we filed with the SEC, and the SEC declared effective, a universal shelf registration statement which permits us to issue up to $100 million worth of registered debt and equity securities. Under this effective shelf registration, we have the flexibility to issue registered securities, from time to time, in one or more separate offerings or other transactions with the size, price and terms to be determined at the time of issuance. Registered securities issued using this shelf may be used to raise additional capital to fund our working capital and other corporate needs, for future acquisitions of assets, programs or businesses, and for other corporate purposes. As of April 30, 2016, we had approximately $3 million under this universal shelf registration statement available for issuing debt or equity securities.

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

Operating Leases — California

In December 2010, we entered into a commercial lease agreement with BMR-Gateway Boulevard LLC (BMR), as landlord, for office and research space at BMR’s Pacific Research Center in Newark, California. The initial term of the lease is approximately eleven and one-half years and includes escalating rent payments which we recognize as lease operating expense on a straight-line basis. We will pay approximately $17,869,000 in aggregate as rent over the term of the lease to BMR. Deferred rent for this facility was approximately $1,349,000 as of March 31, 2016, and approximately $1,372,000 as of December 31, 2015.

In March 2013, we entered into a commercial lease agreement with Prologis, L.P. (Prologis), as landlord, for office and research space in Sunnyvale, California. The facility is for operations that support our clinical development activities. The initial term of the lease is ten years and includes escalating rent payments which we recognize as lease operating expense on a straight-line basis. We will pay approximately $3,497,000 in aggregate rent over the term of the lease. As part of the lease, Prologis has agreed to provide us financial allowances to build initial tenant improvements, subject to customary terms and conditions relating to landlord-funded tenant improvements. The tenant improvements are recorded as leasehold improvement assets and amortized over the term of the lease. The financial allowances are treated as a lease incentive and recorded as deferred rent which is amortized as reductions to lease expense over the lease term. Deferred rent for this facility was approximately $379,000 as of March 31, 2016, and approximately $382,000 as of December 31, 2015.

With the exception of the operating leases discussed above, we have not entered into any significant off balance sheet financial arrangements and have not established any special purpose entities. We have not guaranteed any debts or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations

In the table below, we set forth our legally binding and enforceable contractual cash obligations at March 31, 2016:

	Total Obligations at March 31, 2016	Payable in (April to December) 2016	Payable in 2017	Payable in 2018	Payable in 2019	Payable in 2020	Payable in 2021 and beyond
Operating lease payments (1)	$13,754,097	$1,481,221	$2,014,706	$2,061,260	$2,108,130	$2,155,325	$3,933,455
Capital lease payment (equipment)	29,933	13,818	11,202	4,913	—	—	—
Loan payable (principal & interest) (2)	360,169	360,169	—	—	—	—	—

Total contractual cash obligations	$14,144,199	$1,855,208	$2,025,908	$2,066,173	$2,108,130	$2,155,325	$3,933,455

(1)	See Note 8, “Commitments and Contingencies” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.
(2)	See Note 7, “Loan Payable” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

We periodically enter into licensing agreements with third parties to obtain exclusive or non-exclusive licenses for certain technologies. The terms of certain of these agreements require us to pay future milestone payments based upon achievement of certain developmental, regulatory or commercial milestones. We do not anticipate making any milestone payments under any of our licensing agreements for 2016. Milestone payments beyond fiscal year 2016 cannot be predicted or estimated, due to the uncertainty of achieving the required developmental, regulatory or commercial milestones.

We do not have any material unconditional purchase obligations or commercial commitments related to capital expenditures, clinical development, clinical manufacturing, or other external services contracts at March 31, 2016.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks at March 31, 2016 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2015 on file with the U.S. Securities and Exchange Commission.

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

There have been no material change from the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit 10.1 —	Letter agreement, dated January 10, 2016, between the Registrant and Martin McGlynn.

Exhibit 31.1 —	Certification of Ian J. Massey, Ph.D. under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 —	Certification of Gregory Schiffman under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 —	Certification of Ian J. Massey, Ph.D. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 —	Certification of Gregory Schiffman Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.1 —	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEMCELLS, INC. (name of Registrant)

May 10, 2016	/s/ Gregory Schiffman
Gregory Schiffman
Chief Financial Officer

Exhibit Index

Exhibit 10.1 —	Letter agreement, dated January 10, 2016, between the Registrant and Martin McGlynn.

Exhibit 31.1 —	Certification of Ian J. Massey, Ph.D. under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 —	Certification of Gregory Schiffman under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 —	Certification of Ian J. Massey, Ph.D. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 —	Certification of Gregory Schiffman Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.1 —	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.