Form 10-Q
period 2016-06-30
STEMCELLS INC
filed 2016-08-15
CIK 883975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2016

Commission File Number: 0-19871

STEMCELLS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	94-3078125
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No)

39899 Balentine Drive, Suite 200

Newark, CA 94560

(Address of principal executive offices including zip code)

(650) 670-2282

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

At July 31, 2016, there were 12,006,856 shares of Common Stock, $.01 par value, issued and outstanding.

STEMCELLS, INC.

NOTE REGARDING REFERENCES TO US AND OUR COMMON STOCK

Throughout this Form 10-Q, the words “we,” “us,” “our,” and “StemCells” refer to StemCells, Inc., including our directly and indirectly wholly-owned subsidiaries. “Common stock” refers to the common stock, $.01 par value, of StemCells, Inc.

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STEMCELLS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$2,448,761	$12,110,565
Restricted cash	—	2,422,500
Trust account	2,300,000	—
Other receivables	47,201	53,405
Prepaid assets	—	625,296
Deferred financing costs, current	—	1,224
Other assets, current	40,000	—

Total current assets	4,835,962	15,212,990
Property, plant and equipment, net	—	5,217,929
Assets held for sale	1,450,000	—
Other intangible assets, net	38,827	45,816
Other assets, non-current	—	742,729

Total assets	$6,324,789	$21,219,464

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,171,777	$2,512,045
Accrued expenses and other current liabilities	2,343,032	5,731,596
Accrued wind-down expenses	3,943,310	—
Loan payable net of discount, current	—	1,417,388
Deferred revenue, current	16,826	16,826
Capital lease obligation, current	—	20,032
Deferred rent, current	—	132,338

Total current liabilities	10,474,945	9,830,225
Capital lease obligations, non-current	—	15,878
Loan payable net of discount, non-current	—	8,916,641
Fair value of warrant liability	591,037	770,964
Deferred rent, non-current	—	1,621,338
Deferred revenue, non-current	20,845	29,258
Other long-term liabilities	126,439	369,370

Total liabilities	11,213,266	21,553,674
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Common stock, $0.01 par value; 200,000,000 shares authorized; issued and outstanding 11,728,985 at June 30, 2016 and 9,279,021 at December 31, 2015*	117,291	92,791
Additional paid-in capital	458,679,539	456,212,274
Accumulated deficit	(463,732,581)	(456,686,634)
Accumulated other comprehensive income	47,274	47,359

Total stockholders’ deficit	(4,888,477)	(334,210)

Total liabilities and stockholders’ deficit	$6,324,789	$21,219,464

*	Adjusted for the 1-for-12 reverse stock split as discussed in Note 1.

See Notes to Condensed Consolidated Financial Statements.

STEMCELLS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue:
Revenue from licensing agreements	$29,311	$30,131	$52,475	$51,128

Operating expenses:
Research and development	3,694,097	7,238,985	8,902,802	13,531,176
General and administrative	1,415,719	2,063,729	6,044,053	4,752,925
Wind-down expense	3,803,448	—	3,803,448	—

Total operating expenses	8,913,264	9,302,714	18,750,303	18,284,101

Loss from operations	(8,883,953)	(9,272,583)	(18,697,828)	(18,232,973)
Other income (expense):
Change in fair value of warrant liability	5,568,634	988,367	5,846,862	641,037
Conversion of CIRM loan into a grant	8,916,641	—	8,916,641	—
Gain on extinguishment of loan payable	242,931	—	242,931	—
Write-down of fixed assets	(3,332,736)	—	(3,332,736)	—
Interest income	4,069	2,139	8,312	3,533
Interest expense	(128)	(146,267)	(28,029)	(331,623)
Other income (expense), net	—	(33,370)	(2,100)	107,611

Total other expense, net	11,399,411	810,869	11,651,881	420,558

Net income (loss)	$2,515,458	$(8,461,714)	$(7,045,947)	$(17,812,415)

Basic and diluted net income (loss) per share	$0.22	$(1.07)	$(0.66)	$(2.60)
Weighted average number of common shares outstanding, basic and diluted*	11,686,947	7,932,569	10,746,212	6,856,428

*	Adjusted for the 1-for-12 reverse stock split as discussed in Note 1.

See Notes to Condensed Consolidated Financial Statements.

STEMCELLS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net and comprehensive income (loss)	$2,515,458	$(8,461,714)	$(7,045,947)	$(17,812,415)
Foreign currency translation adjustments	361	16,852	(85)	(15,590)

Comprehensive income (loss)	$2,515,819	$(8,444,862)	$(7,046,032)	$(17,828,005)

See Notes to Condensed Consolidated Financial Statements.

STEMCELLS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(7,045,947)	$(17,812,415)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	457,616	545,698
Stock-based compensation	932,314	2,660,468
Amortization of debt discount and issuance costs	6,331	75,199
Gain on disposal of fixed assets	—	(148,898)
Write-down of fixed assets	3,332,736	—
Change in fair value of warrant liability	(5,846,862)	(641,037)
Conversion of CIRM loan to grant revenue	(8,916,641)	—
Gain on extinguishment of CIRM loan	(242,931)	—
Changes in operating assets and liabilities:
Trade receivables	—	153,026
Accrued interest and other receivables	5,843	69,251
Prepaid and other current assets	533,607	182,581
Other assets	742,729	—
Cash to trust account	(2,300,000)	—
Accounts payable and accrued expenses	(1,449,649)	(1,536,194)
Acccrued wind-down expense	2,209,730	—
Deferred revenue	(8,413)	(8,413)
Deferred rent	(44,977)	(23,766)

Net cash used in operating activities	(17,634,514)	(16,484,500)
Cash flows from investing activities:
Purchases of property, plant and equipment	(15,434)	(556,313)
Proceeds from sale of property, plant and equipment	—	148,713

Net cash used in investing activities	(15,434)	(407,600)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	7,259,613	24,942,963
Release of restricted Cash	2,422,500	—
Payments related to net share issuance of stock based awards	(260,135)	(386,488)
Repayment of capital lease obligations	(11,030)	(11,014)
Repayment of loan payable	(1,422,495)	(2,698,054)

Net cash provided by (used in) financing activities	7,988,453	21,847,407

Increase (decrease) in cash and cash equivalents	(9,661,495)	4,955,307
Effects of foreign exchange rate changes on cash	(309)	(13,770)
Cash and cash equivalents, beginning of period	12,110,565	24,987,603

Cash and cash equivalents, end of period	$2,448,761	$29,929,140

Supplemental disclosure of cash flow information:
Interest paid	$28,029	$143,036

Supplemental schedule of non-cash investing and financing activities:
Equipment acquired under a capital lease (1)	$—	$23,617

(1)	Represents the present value of future minimum capital lease payment for equipment leased

See Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2016 and 2015

Note 1. Summary of Significant Accounting Policies

Nature of Business

StemCells, Inc., a Delaware corporation, is a biopharmaceutical company that operates in one segment, the research, development, and commercialization of stem cell therapeutics and related technologies.

The accompanying financial data as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted pursuant to these rules and regulations. The December 31, 2015 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. However, we believe that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Wind-down of operations

In May 2016, we decided to terminate our Phase II Pathway Study in spinal cord injury following an in-depth review of data from the study and after obtaining the concurrence of the study’s Interim Analysis Data Monitoring Committee. While the results showed overall improvement in patients treated with our proprietary cells, the magnitude of the effect and the perceived trend of the effect over time did not justify continuing the study or exploring the variability in the initial patient observations, given the financial resources available to us. Following this, in May 2016, our Board of Directors approved a plan to wind down our current operations, having considered the decision to terminate the Pathway Study, our available strategic alternatives and our current cash position. We are evaluating opportunities to monetize our intellectual property, including data collected in its studies and trade secrets, as well as the transfer of our proprietary HuCNS-SC cells and other assets through a potential sale. We will not proceed with our earlier plans to conduct a rights offering, for which we had filed a registration statement with the SEC. As part of the wind down of our operations, we conducted a reduction of our work force impacting all of our remaining full-time employees, consisting of approximately 50 employees and exited our facilities, as of August 1, 2016. Effective May 31, 2016, we recorded all expenses committed to the wind-down of our operations as wind-down expense. We recorded approximately $3,803,000 in wind-down expenses for the quarter ended June 30, 2016 (see Note 10, “Accrued Wind-down Expenses”).

We have incurred significant operating losses since inception and have an accumulated deficit of $463,732,581 through June 30, 2016. As of June 30, 2016, we had cash and cash equivalents of approximately $2,449,000. We expect to incur additional operating losses over the foreseeable future. As of the date of this report, we have a few employees and insufficient funds to cover future company operations. We have very limited liquidity and capital resources and must obtain additional capital and other resources through additional financing or business transactions with potential to provide funds required to restart and continue operations. There are no assurances that these transactions will be realized in whole or in part. These issues, raise substantial doubt about the ability of the Company to continue as a going concern. If we exhaust our cash reserves and are unable to obtain adequate financing, we may be unable to meet our operating obligations and we may be required to initiate bankruptcy proceedings. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Reverse Stock Split

We effected a one-for-twelve reverse stock split on May 6, 2016. As a result of the reverse stock split, each twelve shares of our common stock automatically combined into and became one share of our common stock. Any fractional shares which would otherwise be due as a result of the reverse split were rounded up to the nearest whole share. Concurrent with the reverse stock split, we reduced the authorized number of common shares from 225 million to 200 million. The reverse stock split automatically and proportionately adjusted, based on the one-for-twelve split ratio, all issued and outstanding shares of our common stock, as well as common stock underlying stock options, warrants and other derivative securities outstanding at the time of the effectiveness of the reverse stock split. The exercise price on outstanding equity based-grants was proportionately increased, while the number of shares available under our equity-based plans was also proportionately reduced. Share and per share data (except par value) for the periods presented reflect the effects of this reverse stock split. References to numbers of shares of common stock and per share data in the accompanying financial statements and notes thereto have been adjusted to reflect the reverse stock split on a retroactive basis.

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

Significant estimates include the following:

•	the grant date fair value of stock-based awards recognized as compensation expense (see Note 7, “Stock-Based Compensation”);

•	Expenses accrued to wind-down current operations (see Note 10, “Accrued Wind-down Expenses”);

•	the fair value of warrants recorded as a liability (see Note 11, “Warrant Liability”).

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

As part of our December 2011 financing, we issued Series A Warrants with a five year term to purchase 666,667 shares at $16.80 per share and Series B Warrants with a ninety trading day term to purchase 666,667 units at $15.00 per unit. Each unit underlying the Series B Warrants consisted of one share of our common stock and one Series A Warrant. In the first and second quarter of 2012, an aggregate of 225,000 Series B Warrants were exercised. For the exercise of these warrants, we issued 225,000 shares of our common stock and 225,000 Series A Warrants. The remaining 441,667 Series B Warrants expired unexercised by their terms on May 2, 2012. The Series A Warrants contain full ratchet anti-dilution price protection so that, in most situations, upon the issuance of any common stock or securities convertible into common stock at a price below the then-existing exercise price of the Series A Warrants, the Series A exercise price will be reset to the lower common stock sales price. As a result of our April 2015 financing, the exercise price of the outstanding Series A warrants were reduced from $16.80 per share to $8.40 per share. Subsequently, as a result of our sale of shares of our common stock under a sales agreement entered into in 2009 and amended in 2012, the exercise price of the outstanding Series A warrants was reduced from $8.40 per share to $6.24 per share and as a result of our March 2016 financing, the exercise price of these warrants was reduced to approximately $3.60 per share. As terms of the Series A Warrants do not meet the specific conditions for equity classification, we are required to classify the fair value of these warrants as a liability, with subsequent changes in fair value to be recorded as income (loss) due to change in fair value of warrant liability. The fair value of the Series A Warrants is determined using a Black-Scholes model (see Note 11, “Warrant Liability”). The fair value is affected by changes in inputs to these models including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability. The estimated fair value of our 2011 Series A warrant liability at June 30, 2016, was approximately $57,000.

In March 2016, we raised gross proceeds of approximately $8,000,000 through an underwritten public offering of 2,222,250 units, at a price of $3.60 per unit, before deducting underwriting discounts and other offering expenses. Each unit consists of a fixed combination of one share of our common stock, a Series A Warrant to purchase 0.50 of a share of our common stock, and a Series B Warrant to purchase 0.75 of a share of our common stock. Each Series A Warrant has an exercise price of $3.60 per share, is immediately exercisable, and will expire two years from the date of issuance. Each Series B Warrant has an exercise price of $5.04 per share, will become exercisable upon stockholder approval of an increase in our authorized capital and the one-year anniversary of the issuance date, whichever is later, and will expire on the fifth anniversary of the date they become exercisable. In connection with the offering, we granted the underwriters a 45-day option to purchase up to an additional 333,338 shares of our common stock and/or warrants to purchase up to an additional 416,672 shares of our common stock to cover over-allotments, if any. The option was exercised in part and we issued an additional 166,473 of Series A warrants and 249,709 of Series B Warrants. The Series A and Series B Warrants contain full ratchet anti-dilution price protection for two years so that, in most situations, upon the issuance of any common stock or securities convertible into common stock at a price below the then-existing exercise price of the respective warrants, the exercise price of these warrants will be reset to the lower common stock sales price. The initial shares and warrants were offered under our effective shelf registration statement previously filed with the SEC. We intend to file a subsequent registration statement to register the common shares issuable when the Series B Warrants become exercisable. As terms of the Series A and Series B Warrants do not meet the specific conditions for equity classification, we are required to classify the fair value of these warrants as a liability, with subsequent changes in fair value to be recorded as income (loss) due to change in fair value of warrant liability. The fair value of the Series A and Series B Warrants is determined using a Black-Scholes model (see Note 11, “Warrant Liability”). The fair value is affected by changes in inputs to these models including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability. The estimated fair value of our warrant liability for the 2016 Series A and 2016 Series B warrants at June 30, 2016, was approximately $160,000 and $374,000 respectively.

Intangible Assets

Prior to fiscal year 2001, we capitalized certain patent costs, which are being amortized over the estimated life of the patent and would be expensed at the time such patents are deemed to have no continuing value. Since 2001, all patent costs are expensed as incurred. License costs are capitalized and amortized over the estimated life of the related license agreement.

Revenue Recognition

We currently recognize revenue resulting from the licensing and use of our technology and intellectual property. Licensing agreements may contain multiple elements, such as upfront fees, payments related to the achievement of particular milestones and royalties. Revenue from upfront fees for licensing agreements that contain multiple elements are generally deferred and recognized on a straight-line basis over the term of the agreement. Fees associated with substantive at risk performance-based milestones are recognized as revenue upon completion of the scientific or regulatory event specified in the agreement, and royalties received are recognized as earned. Revenue from licensing agreements is recognized net of a fixed percentage due to licensors as royalties. In April 2013, we entered into an agreement with the California Institute for Regenerative Medicine (CIRM) under which CIRM would have provided up to approximately $19.3 million as a forgivable loan, in accordance with mutually agreed upon terms and conditions and CIRM regulations. The CIRM loan helped fund preclinical development of our HuCNS-SC cells for Alzheimer’s disease. Between July 2013 and August 2014, we received in aggregate, approximately $9.6 million as disbursements of the loan provided under the CIRM Loan Agreement. However, in December 2014, as findings under this preclinical study in Alzheimer’s disease did not meet certain pre-determined criteria for continued funding of this program by CIRM, the parties terminated the loan agreement and we wound down this preclinical study which had been funded in part by the CIRM loan agreement. In February 2015, we repaid CIRM approximately $679,000 of the aggregate loan proceeds received. Under the terms of the CIRM loan agreement, principal amount of approximately $8,917,000 and accrued interest of approximately $243,000 were forgiven. However, authoritative accounting guidance requires certain conditions (which includes a legal release from the creditor) to be met before a liability can be extinguished and derecognized. In May 2016, we issued a letter to CIRM that constitutes notice that we elected to convert our loan into a grant pursuant to the CIRM’s Loan Administration Policy, as amended effective April 25, 2016, and as if the forgiven loan balance had been total allowable project costs funded by CIRM. In the second quarter of 2016, we re-classified the principal amount of approximately $8,917,000 as “Other income” and the accrued interest of approximately $243,000 as “Gain on extinguishment of a loan” in our Condensed Consolidated Statement of Operations.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net Income (loss)	$2,515,458	$(8,461,714)	$(7,045,947)	$(17,812,415)
Weighted average shares outstanding used to compute basic and diluted net income or loss per share	11,686,947	7,932,569	10,746,212	6,856,428
Basic and diluted net income (loss) per share	$0.22	$(1.07)	$(0.66)	$(2.60)

The following outstanding potentially dilutive securities were excluded from the computation of diluted net income or loss per share because the effect would have been anti-dilutive as of June 30:

	2016	2015
Options	27,831	230,464
Restricted stock units	206,934	779,881
Warrants	6,898,841	4,505,202

Total	7,133,606	5,515,547

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income or loss and other comprehensive income or loss (OCL). OCL includes certain changes in stockholders’ equity that are excluded from net income or loss. Specifically, when applicable, we include in OCL changes in unrealized gains and losses on foreign currency translations. Accumulated other comprehensive income was $47,274 as of June 30, 2016, and accumulated other comprehensive income was $47,359, as of December 31, 2015.

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

Note 2. Financial Instruments

The following table summarizes the fair value of our cash and cash equivalents held in our current investment portfolio:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
June 30, 2016
Cash	$1,210,422	$—	$—	$1,210,422
Cash equivalents	1,238,339	—	—	1,238,339

Total cash and cash equivalents	$2,448,761	$—	$—	$2,448,761

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
December 31, 2015
Cash	$830,190	$—	$—	$830,190
Cash equivalents	11,280,375	—	—	11,280,375
Restricted cash (money market accounts)	2,422,500	—	—	2,422,500

Total cash and cash equivalents	$14,533,065	$—	$—	$14,533,065

At June 30, 2016, our investments in money market accounts are through a money market fund that invests in high quality, short-term money market instruments which are classified as cash equivalents in the accompanying Condensed Consolidated Balance Sheet due to their short maturities. The investment seeks to provide the highest possible level of current income while still maintaining liquidity and preserving capital. From time to time, we carry cash balances in excess of federally insured limits.

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

Our liability for warrants issued in our 2011 and 2016 financing is classified as Level 2 as the liability is valued using a Black-Scholes model. Some of the significant inputs used to calculate the fair value of warrant liability include our stock price on the valuation date, expected volatility of our common stock as traded on NASDAQ, and risk-free interest rates that are derived from the yield on U.S. Treasury debt securities, all of which are observable from active markets.

The following table presents financial assets and liabilities measured at fair value as of June 30, 2016:

	Fair Value Measurement at Report Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	As of June 30, 2016
Financial assets:
Cash equivalents:
Money market funds	$573,239	$—	$—	$573,239
U.S. Treasury debt obligations	665,100	—	—	665,100

Total financial assets	$1,238,339	$—	$—	$1,238,339

Financial liabilities:
Warrant liabilities	—	591,037	—	591,037

Total financial liabilities	$—	$591,037	$—	$591,037

Note 4. Trust Account

As part of our wind down of operations, we entered into a trust agreement on June 16, 2016 with David A. Bradlow, as trustee, in order to establish a third party trust for the benefit of our employees and, in particular, to help ensure the availability of funds necessary to satisfy our future commitments to exiting employees and tax authorities. At the time, and following a renegotiation of all our existing severance obligations owed to employees, we transferred $2.3 million to fund the trust. This amount represented our best estimate of (i) severances expected to become payable to employees upon the termination of their employment, (ii) anticipated accrued paid time off expected to be due at the time of their termination of employment, (iii) certain anticipated future employee wages, (iv) certain anticipated tax obligations, (v) potential retention bonuses payable in October, and (vi) anticipated costs associated with the administration of the trust. In all cases, the severance amounts contributed into the beneficial trust were net of the agreed-upon negotiated discounts of more than 50% from each employee’s original severance agreement with the company. On or about August 1, 2016, the trustee released to the approximately 50 impacted employees and tax authorities approximately $2.1 million from the trust, in all cases pursuant to the terms of the trust agreement. The amount was part of the approximately $3,800,000 recorded as wind-down expense in our Condensed Consolidated Statement of Operations.

Note 5. Assets held for sale

On May 27, 2016, we decided to terminate our Phase II Pathway Study in spinal cord injury following an in-depth review of data from the study and after obtaining the concurrence of the study’s Interim Analysis Data Monitoring Committee. While the results showed overall improvement in patients treated with our proprietary cells, the magnitude of the effect and the perceived trend of the effect over time did not justify continuing the study or exploring the variability in the initial patient observations, given the financial resources available to us.

Following this, on May 30, 2016, our Board of Directors approved a plan to wind down our current operations, having considered the decision to terminate the Pathway Study, our available strategic alternatives and our current cash position. As part of the wind down of our operations, we conducted a reduction of our work force impacting all of our remaining full-time employees, consisting of approximately 50 employees, termed our commercial lease agreements and exited our two facilities located in Newark and Sunnyvale, California, as of August 1, 2016. By way of an auction, we sold all of our tangible assets at our Newark facility in July 2016 and expect to receive approximately $800,000. In July 2016, the lease for our Sunnyvale facility was taken over by an unrelated company. As part of the lease transfer, the unrelated company acquired all of our tangible assets at this facility for $650,000. At June 30, 2016, we wrote down these assets to its realizable value and classified the expected proceeds from the sale of these assets as “Assets held for sale” in our Condensed Consolidated Balance Sheets. The table below summarizes these changes:

	June 30, 2016	December 31, 2015
Building and improvements	$3,608,588	$3,608,588
Machinery and equipment	8,545,637	8,530,203
Furniture and fixtures	338,259	338,259

	12,492,484	12,477,050
Less accumulated depreciation	(7,709,748)	(7,259,121)
Less write-down	(3,332,736)	—

Assets held for sale	$1,450,000	$5,217,929

Depreciation expense was approximately $177,000 for the three –month period ended June 30, 2016 and approximately $255,000 for the same period in 2015. Assets were held for sale effective the May 31, 2016 and are no longer depreciated.

Note 6. Intangible Assets

The components of our intangible assets at June 30, 2016 are summarized below:

Intangible Asset Class	Cost	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Patents and licenses	$160,436	$(121,609)	$38,827	15 years

Amortization expense was approximately $3,495 and $21,000 in the second quarter of 2016 and 2015 respectively.

The expected future annual amortization expense for each of the next five years based on current balances of our intangible assets is approximately as follows:

For the year ending December 31:
2016	$13,978
2017	$8,306
2018	$8,306
2019	$8,306
2020	$6,922

Note 7. Stock-Based Compensation

We currently grant stock-based compensation under our 2013 Equity Incentive Plan approved by our stockholders and one plan adopted in 2012 pursuant to NASDAQ Listing Rule 5635(c) (4) concerning inducement grants for new employees (our “2012 Commencement Incentive Plan”). As of June 30, 2016, we had 1,257,235 shares available to grant under the above mentioned plans. At our annual stockholders meeting held on December 20, 2013, our stockholders approved our 2013 Equity Incentive Plan to grant stock-based compensation of up to an initial 6,000,000 shares, plus an increase of 4% per year of the outstanding number of shares of our common stock beginning in January 1, 2015. Under the stockholder-approved plan we may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, 401(k) Plan employer match in form of shares and performance-based shares to our employees, directors and consultants, at prices determined by our Board of Directors. Incentive stock options may only be granted to employees under these plans with a grant price not less than the fair market value on the date of grant. Under our 2012 Commencement Inducement Plan, we may only award options, restricted stock units and other equity awards to newly hired employees and newly engaged directors, in each case as allowed by NASDAQ listing requirements.

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

In May 2016, our Board of Directors approved a plan to wind down our current operations, having considered the decision to terminate the Pathway Study, our available strategic alternatives and our current cash position. As part of the wind down of our operations, we conducted a reduction of our work force impacting all of our remaining full-time employees, consisting of approximately 50 employees, as of August 1, 2016. Unvested options and RSUs of the employees impacted were forfeited. As of June 30, 2016, total unrecognized compensation expense related to unvested awards of stock option and restricted stock units is not significant.

Our stock-based compensation expense for the three and six months ended June 30 was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Research and development expense	$(551,156)	$698,039	$(237,780)	$1,281,708
General and administrative expense	(368,956)	653,535	1,170,094	1,378,760

Total stock-based compensation	$(920,112)	$1,351,574	$932,314	$2,660,468

Effect on basic and diluted net loss per share	$0.08	$(0.17)	$(0.09)	$(0.39)

Stock Options

A summary of our stock option activity for the three months ended June 30, 2016 is as follows:

	Number of options	Weighted-average exercise price ($) per share
Outstanding options at March 31, 2016	155,847	32.80
Granted [1]	6,250	3.12
Exercised	—	—
Cancelled	(134,266)	10.10

Outstanding options at June 30, 2016	27,831	135.64

A summary of changes in unvested options for the three months ended June 30, 2016 is as follows:

	Number of options	Weighted-average exercise price ($) per share	Weighted-average grant date fair value ($) per option
Unvested options at March 31, 2016	124,600	7.91	5.18
Granted	6,250	3.12	—
Vested	12,416	8.13	5.28
Cancelled	117,184	7.63	4.89

Unvested options at June 30, 2016	1,250	8.52	5.53

Restricted Stock Units

We have granted restricted stock units (RSUs) to certain employees and members of the Board of Directors which entitle the holders to receive shares of our common stock upon vesting of the RSUs. The fair value of restricted stock units granted is based upon the market price of the underlying common stock as if it were vested and issued on the date of grant.

A summary of changes in our restricted stock units for the three months ended June 30, 2016 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value ($)
Outstanding at March 31, 2016	810,951	11.06
Granted	—	—
Vested and exercised	(32,078)	20.25
Cancelled	(571,939)	10.69

Outstanding at June 30, 2016	206,934	10.66

[1]	This stock award is performance based and vest on achievement of predefined milestones. In light of the decision to terminate the Pathway Study, our available strategic alternatives and our current cash position, the Board of Directors approved a plan to wind down our current operations. As part of this process, we conducted a reduction in work force impacting all of our remaining full-time employees, consisting of approximately 50 employees, effective August 1, 2016. This grant was forfeited unvested.

Stock Appreciation Rights

In July 2006, we granted cash-settled Stock Appreciation Rights (SARs) to certain employees that give the holder the right, upon exercise, to the difference between the price per share of our common stock at the time of exercise and the exercise price of the SARs.

The SARs have a maximum term of ten years with an exercise price of $240.00, which is equal to the market price of our common stock at the date of grant. The SARs vest 25% on the first anniversary of the grant date and 75% vest monthly over the remaining three-year service period. At June 30, 2016 and 2015, there were 110,593 SARs outstanding. All of the outstanding SARs as of June 30, 2016 were fully vested but have expired unexercised in July 2016.

Note 8. Loan Payable

Loan Agreement with Silicon Valley Bank

In April 2013, we entered into a Loan Agreement with Silicon Valley Bank (SVB) and received loan proceeds of $9,900,000, net of a $100,000 cash discount. The loan proceeds were used for research and development and general corporate purposes. The loan has a three-year term and bears interest at an annual rate of 6%. The loan obligations are secured by a first priority security interest on substantially all of our assets excluding intellectual property. For the first six months, payments were interest only followed by repayment of principal and interest over a period of 30 months. There was a final $1,000,000 fee payable at the end of the term which was expensed over the term of the loan using the effective interest method. In conjunction with the Loan Agreement, we issued to SVB a ten year warrant to acquire 293,531 shares of common stock at an exercise price of $1.7034 per share. The warrant is immediately exercisable and expires in April 2023. We estimated the fair value of the warrant to be approximately $388,000 using the Black-Scholes option pricing model with the following assumptions:

Expected life (years)	10
Risk-free interest rate	1.9%
Expected volatility	88.1%
Expected dividend yield	0%

We applied the relative fair value method to allocate the $9,900,000 net proceeds between the loan and warrant. The approximately $388,000 fair value allocated to the warrant was recorded as an increase to additional paid-in capital and as a discount to loan payable. Approximately $9,512,000 was assigned to the loan and was recorded as the initial carrying amount of the loan payable, net of discount. The approximately $388,000 fair value of the warrant and the $100,000 cash discount are both amortized as additional interest expense over the term of the loan using the effective interest rate method.

We also incurred loan issuance costs of approximately $117,000, which are recorded as deferred financing costs on the accompanying Condensed Consolidated Balance Sheet and was amortized to interest expense over the term of the Loan Agreement using the effective interest rate method.

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

The following table is a summary of the changes in the carrying value of our loan payable to Silicon Valley Bank for the three months ended June 30, 2016:

Silicon Valley Bank Loan
Carrying value of loan payable at 3/31/2016 (current and non-current)	$358,318
Repayment of principal	(358,318)

Carrying value of loan payable at 6/30/2016	$—

Loan Agreement with California Institute for Regenerative Medicine

In April 2013, we entered into an agreement with the California Institute for Regenerative Medicine (CIRM) under which CIRM would have provided up to approximately $19.3 million as a forgivable loan, in accordance with mutually agreed upon terms and conditions and CIRM regulations. The CIRM loan helped fund preclinical development of our HuCNS-SC cells for Alzheimer’s disease. Between July 2013 and August 2014, we received in aggregate, approximately $9.6 million as disbursements of the loan provided under the CIRM Loan Agreement. However, in December 2014, as findings under this preclinical study in Alzheimer’s disease did not meet certain pre-determined criteria for continued funding of this program by CIRM, the parties terminated the loan agreement and we wound down this preclinical study which had been funded in part by the CIRM loan agreement. In February 2015, we repaid CIRM approximately $679,000 of the aggregate loan proceeds received. Under the terms of the CIRM loan agreement, principal amount of approximately $8,917,000 and accrued interest of approximately $243,000 were forgiven. However, authoritative accounting guidance requires certain conditions (which includes a legal release from the creditor) to be met before a liability can be extinguished and derecognized. In May 2016, we issued a letter to CIRM that constitutes notice that we elected to convert our loan into a Grant pursuant to the CIRM’s Loan Administration Policy, as amended effective April 25, 2016, and as if the forgiven loan balance had been total allowable project costs funded by CIRM. In the second quarter of 2016, we re-classified the principal amount of approximately $8,917,000 as “Other income” and the accrued interest of approximately $243,000 as “Gain on extinguishment of a loan” in our Condensed Consolidated Statement of Operations.

Note 9. Commitments and Contingencies

Operating leases

We leased various real properties under operating leases that generally require us to pay taxes, insurance, maintenance, and minimum lease payments. Some of our leases had options to renew.

Operating Leases — California

In December 2010, we entered into a commercial lease agreement with BMR-Gateway Boulevard LLC (BMR), as landlord, for office and research space at BMR’s Pacific Research Center in Newark, California. The initial term of the lease was approximately eleven and one-half years and included escalating rent payments which we recognized as lease operating expense on a straight-line basis. We were expected to pay approximately $17,869,000 in aggregate as rent over the term of the lease to BMR. In May 30, 2016, our Board of Directors approved a plan to wind down our current operations, having considered the decision to terminate the Pathway Study, our available strategic alternatives and our current cash position. As part of the wind down of our operations, we terminated our commercial lease agreement with BMR as of August 1, 2016, by agreeing to pay a lease termination fee of approximately $800,000 and forfeit our security deposit of approximately $333,000 with BMR.

In March 2013, we entered into a commercial lease agreement with Prologis, L.P. (Prologis), as landlord, for office and research space in Sunnyvale, California. The facility was for operations that supported our clinical development activities. The initial term of the lease was ten years and included escalating rent payments which we recognized as lease operating expense on a straight-line basis. We were expected to pay approximately $3,497,000 in aggregate rent over the term of the lease. As part of the lease, Prologis had agreed to provide us financial allowances to build initial tenant improvements, subject to customary terms and conditions relating to landlord-funded tenant improvements. The tenant improvements were recorded as leasehold improvement assets and amortized over the term of the lease. In May 30, 2016, our Board of Directors approved a plan to wind down our current operations, having considered the decision to terminate the Pathway Study, our available strategic alternatives and our current cash position. As part of the wind down of our operations, we terminated our commercial lease agreement with Prologis by having the existing lease assumed by an unrelated third party, effective as of August 1, 2016. We are not expected to pay a lease termination fee and expect to receive a refund of our security deposit of $40,000 from Prologis.

With the exception of the operating leases discussed above, we have not entered into any significant off balance sheet financial arrangements and have not established any special purpose entities. We have not guaranteed any debts or commitments of other entities or entered into any options on non-financial assets.

Note 10. Accrued Wind-down Expenses

In May 2016, we decided to terminate our Phase II Pathway Study in spinal cord injury following an in-depth review of data from the study and after obtaining the concurrence of the study’s Interim Analysis Data Monitoring Committee. While the results showed overall improvement in patients treated with our proprietary cells, the magnitude of the effect and the perceived trend of the effect over time did not justify continuing the study or exploring the variability in the initial patient observations, given the financial resources available to us. Following this, in May 2016, our Board of Directors approved a plan to wind down our current operations, having considered the decision to terminate the Pathway Study, our available strategic alternatives and our current cash position. We are evaluating opportunities to monetize our intellectual property, including data collected in its studies and trade secrets, as well as the transfer of our proprietary HuCNS-SC cells and other assets through a potential sale. We will not proceed with our earlier plans to conduct a rights offering, for which we had filed a registration statement with the SEC. As part of the wind down of our operations, we conducted a reduction of our work force impacting all of our remaining full-time employees, consisting of approximately 50 employees and exited our facilities, as of August 1, 2016.

We recorded approximately $3,803,000 in wind-down expenses for the quarter ended June 30, 2016. The following table summarizes these expenses:

Employee related	$3,343,684
External services	318,953
Legal	83,206
Facilities related	(593,731)
Clinical trials close out	430,713
Other	220,624

Total wind-down expense	$3,803,448

As of June 30, 2016 our accrued wind-down expense was approximately $3,943,000. The following table summarizes our accrued wind-down expense:

Employee related	$2,562,648
External services	99,170
Legal	5,000
Facilities related	1,118,186
Clinical trials close out	4,675
Other	153,631

Total accrued wind-down expense	$3,943,310

Note 11. Warrant Liability

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

We used the Black-Scholes valuation model to estimate fair value of these warrants issued in our 2011 and 2016 financing transactions. In using this model, we make certain assumptions about risk-free interest rates, dividend yields, volatility, expected term of the warrants and other assumptions. Risk-free interest rates are derived from the yield on U.S. Treasury debt securities. Dividend yields are based on our historical dividend payments, which have been zero to date. Volatility is estimated from the historical volatility of our common stock as traded on NASDAQ. The expected term of the warrants is based on the time to expiration of the warrants from the date of measurement.

The assumptions used for the Black-Scholes model to value the Warrants are as follows:

	Series A (2011)	Series A (2016)	Series B (2016)
Risk-free interest rate per year	0.26%	0.68%	1.26%
Expected volatility per year	269.6%	155.8%	108.2%
Expected dividend yield	0%	0%	0%
Expected life (years)	0.5	1.7	5.7

The following table is a summary of the changes in fair value of warrant liability in the second quarter of 2016:

	Series A (2011)	Series A (2016)	Series B (2016)	Total
Balance at December 31, 2015	$511,594	$1,760,937	$3,887,140	$6,159,671
Changes in fair value	(454,308)	(1,600,713)	(3,513,613)	(5,568,634)

Balance at June 30, 2016	$57,286	$160,224	$373,527	$591,037

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

Note 12. Subsequent Events

Proposed Merger with Microbot Medical Ltd.

On August 15, 2016, StemCells entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with CIRD Israel Ltd., an Israeli corporation and wholly-owned subsidiary of StemCells (“Merger Sub”) and Microbot Medical Ltd., a private medical device company organized under the laws of the State of Israel (“Microbot”). Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into Microbot, Merger Sub will cease to exist and Microbot will survive as a wholly-owned subsidiary of StemCells (the “Merger” or the “Microbot Merger”). The respective boards of directors of StemCells and Microbot have approved the Merger Agreement and the transactions contemplated thereby.

At the effective time of the Microbot Merger (the “Effective Time”), each outstanding share of Microbot capital stock will be converted into the right to receive that number of shares of StemCells common stock as determined pursuant to the exchange ratio described in the Merger Agreement (the “Exchange Ratio”). In addition, at the Effective Time: (i) all outstanding options to purchase shares of Microbot stock will be assumed by StemCells and converted into options to purchase shares of StemCells common stock, in each case appropriately adjusted based on the Exchange Ratio; and (ii) all outstanding warrants to purchase shares of the capital stock of Microbot will be assumed by StemCells and converted into warrants to purchase shares of StemCells common stock, in each case appropriately adjusted based on the Exchange Ratio. No fractional shares of StemCells common stock will be issued in the Microbot Merger. The Merger Agreement has been filed with the SEC as an exhibit to the Company’s Form 8-K dated August 15, 2016. Following the consummation of the Microbot Merger, former stockholders of Microbot are expected to own approximately 95% of the combined company and current stockholders of StemCells are expected to own approximately 5% of the combined company, in each case based on the fully diluted shares of each company prior to the consummation of the Microbot Merger.

In connection with the Microbot Merger, StemCells will seek to amend its certificate of incorporation to: (a) effect a reverse stock split of StemCells’ common stock if necessary to comply with the listing requirements of the NASDAQ Capital Market; (b) increase the number of authorized shares of StemCells common stock; and (c) change the name of StemCells to “Microbot Medical Inc.” or another name designated by Microbot.

The Merger Agreement provides that, immediately following the Effective Time, the board of directors of StemCells will be designated by Microbot at closing.

The completion of the Microbot Merger is subject to various customary conditions, including, among other things: (a) the approval of the respective stockholders of StemCells and Microbot; (b) subject to certain materiality exceptions, the accuracy of the representations and warranties made by each of StemCells and Microbot and the compliance by each of StemCells and Microbot with their respective obligations under the Merger Agreement; and (c) approval for the listing of shares of StemCells common stock to be issued in the Microbot Merger on the NASDAQ Capital Market; (d) approval of the transactions contemplated by the Merger Agreement by the Office of Chief Scientist at the Israeli Ministry of Economy; and (e) that StemCells’s cash position, net of debt and certain other liabilities, is not less than $0, excluding any balance under the Note (as defined below).

The Merger Agreement contains customary representations, warranties and covenants, including covenants obligating each of StemCells and Microbot to continue to conduct its respective business in the ordinary course, to provide reasonable access to each other’s information and to use reasonable best efforts to cooperate and coordinate to make any filings or submissions that are required to be made under any applicable laws or requested to be made by any government authority in connection with the Merger. The Merger Agreement also contains a customary “no solicitation” provision pursuant to which, prior to the completion of the Microbot Merger, neither StemCells nor Microbot may solicit or engage in discussions with any third party regarding another acquisition proposal unless it has received an unsolicited, bona fide written proposal that the recipient’s board of directors determines is or would reasonably be expected to result in a Superior Proposal (as defined in the Merger Agreement).

The Merger Agreement contains certain termination rights in favor of each of StemCells and Microbot.

Material Litigation and Early Exit from Newark Facility – BMR v. StemCells, Inc.

On June 30, 2016, one of the Company’s landlords, BMR-Pacific Research Center LP (“BMR”), filed a civil complaint for damages against the Company in Alameda County Superior Court, case no. RG16821619 (the “BMR Suit”). In its suit, BMR alleges that the Company has breached its real property lease at its Newark facility by winding down operations. The Company disputes BMR’s allegations and has been opposing the litigation in due course. However, on July 29, 2016, in order to avoid the costs and uncertainties inherent in any litigation, the parties to the BMR Suit agreed to settle the case. As part of the settlement agreement with BMR, the Company will make a one-time settlement payment of $800,000 to BMR and BMR has agreed to the Company’s early exit from the Newark facility, as of August 1, 2016, and to dismiss the BMR suit with prejudice.

Early Exit from Humboldt Facility

On July 13, 2016, the Company entered into a series of agreements with both Miltenyi Biotec, Inc., a California subsidiary of a German research tools company (“Miltenyi”), and Portfolio Investors, LLC, the company’s landlord for its leased facility in Sunnyvale, California, providing for the Company’s early exit from the Sunnyvale facility. As part of these transactions, the Company assigned its existing real property lease to the Sunnyvale facility to Miltenyi and Miltenyi purchased certain equipment and other assets from the Company for $650,000.

As of August 1, 2016, the Company has exited its previously leased facilities in both Newark and Sunnyvale, California. No further lease payments are owed for either facility.

Secured Note and Security Agreement

On August 15, 2016, in connection with the consummation Merger, StemCells issued a 5.0% secured note (the “Note”) to Alpha Capital Anstalt (“Investor”), in the principal amount of $2 million, for value received, payable upon the earlier of (i) 30 days following the consummation of the Microbot Merger and (ii) December 31, 2016. Proceeds from the Note are to be used for Closing costs in connection with the Microbot Merger and operational expenses leading to such Closing.

Pursuant to the terms of the Note, StemCells is obligated to pay interest on the principal amount owed under the Note at a fixed rate per annum of 5.0%, payable monthly on the first of the month, beginning on December 31, 2016 until the principal amount is paid in full. In addition, on August 15, 2016, StemCells and Investor entered into a Security Agreement to secure StemCells’ obligations under the Note. StemCells’ obligations are secured by a first priority security interest in all of StemCells’ intellectual property and certain general assets other than cash, deposit accounts, certificates of deposit or securities accounts.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and related notes included in Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. This discussion, as well as the remainder of this Quarterly Report on Form 10-Q, may contain forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act that involve substantial risks and uncertainties. Such statements include, without limitation, all statements as to expectation or belief and statements as to our future results of operations. Forward looking statements can be identified by the use of words such as “believe,” “expect,” “may,” “will,” “should,” “intend,” “anticipate” or the negative thereof or comparable terminology, and include discussions of matters such as anticipated financial performance, liquidity and capital resources, business prospects, technological developments, new and existing products, regulatory approvals and research and development activities. Our actual results may vary materially from those contained in such forward-looking statements because of risks to which we are subject. All forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth in “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2015.

Overview

The Company

We were engaged in the research, development, and commercialization of cell-based therapeutics. Our research and development (R&D) programs are primarily focused on identifying and developing potential cell-based therapeutics which can either restore or support organ function. In particular, since we relocated our operations to California in 1999, our R&D efforts had been directed at refining our methods for identifying, isolating, culturing, and purifying the human neural stem cell and developing this cell as potential cell-based therapeutics for the central nervous system (CNS).

In October 2014, we had initiated a Phase II proof of concept clinical trial to further investigate our HuCNS-SC cells as a treatment for spinal cord injury. The Phase II Pathway™ Study, was the first clinical trial designed to evaluate both the safety and efficacy of transplanting human neural stem cells into patients with cervical spinal cord injury. Traumatic injuries to the cervical (neck) region of the spinal cord, also known as tetraplegia or quadriplegia, impair sensation and motor function of the hands, arms, legs, and trunk. The trial was conducted as a randomized, controlled, single-blind study and efficacy was to be primarily measured by assessing motor function according to the International Standards for Neurological Classification of Spinal Cord Injury (ISNCSCI). The primary efficacy outcome would focus on change in upper extremity strength as measured in the hands, arms, and shoulders. The trial was to follow the participants for one year and enroll up to fifty-two subjects. The trial was planned for three cohorts; the first cohort was an open-label dose escalation arm involving six patients to determine the cell dose to be used for the second and third cohort of the study; the second cohort would have enrolled forty patients to form the single blinded controlled arm of the Phase II study with the primary efficacy outcome to be tested was the change in motor strength of the various muscle groups in the upper extremities innervated by the cervical spinal cord; the third cohort was planned as an optional open label cohort targeted to enroll six patients to assess safety and preliminary efficacy in patients with less severe injuries (AIS C). We transplanted our first subject in this Phase II trial in December 2014 and completed transplanting the six patients comprising the first cohort of this trial in April 2015. The six-month results for the first cohort showed that muscle strength had improved in five of the six patients with four of these five patients also demonstrating improved performance on functional tasks assessing dexterity and fine motor skills. In addition, four of the six patients showed improvement in the level of spinal cord injury as defined and measured by the ISNCSCI assessment of at least one level. We commenced enrollment of the second cohort in the Pathway Study in June 2015 and had thirteen sites in the United States and Canada that were actively recruiting patients. We expected to complete enrollment of Cohort II by the end of the third quarter of 2016, and we expected to have final results of this trial before year-end 2017. The six-, nine- and twelve-month results from the first cohort of the Pathway Study revealed encouraging patterns of improvements from baseline, especially in the first six months of the study. This was confirmed separately by a review of the data by independent experts in spinal cord injury, who agreed that the overall results indicated evidence of biological activity. However, we observed in this cohort a declining trend in the magnitude of the effect in both strength and function at the twelve month time point. While the results at twelve months were still improved from baseline, this late variability led us to conduct an earlier-than-planned interim analysis of the Cohort II data. The results of this interim analysis were reviewed by us as well as by an Interim Analysis Data Monitoring Committee (“IA-DMC “). In performing the interim analysis of Cohort II, an Interim Analysis Data Monitoring Committee (“IA-DMC “) consisting of three leading clinicians in the spinal cord injury field, reviewed the accrued data to date against specific clinically relevant criteria linked to achieving the statistically significant result for improving motor strength and function in treated patients. Following this analysis, the IA-DMC concluded that the data failed the futility criteria established for the interim analysis and recommended cessation of the study. We took the IA-DMC’s recommendation under advisement in making our decision to terminate the Pathway Study.

Previous clinical trials conducted by us included:

•	a Phase I/II clinical trial of our HuCNS-SC cells for the treatment of thoracic spinal cord injury which represents the first time that neural stem cells have been transplanted as a potential therapeutic agent for spinal cord injury. The Phase I/II trial evaluated both safety and preliminary efficacy of our proprietary HuCNS-SC human neural stem cells as a treatment for chronic thoracic spinal cord injury. The trial was completed in May 2014. We reported the results from twelve-month data that revealed sustained improvements in sensory function that emerged consistently around three months after transplantation and persisted until the end of the study. The patterns of sensory gains were confirmed to involve multiple sensory pathways and were observed more frequently in the patients with less severe injury; three of the seven AIS A patients and four of the five AIS B patients showed signs of positive sensory gains confirming the previously reported interim results. In addition, two patients progressed during the study from the most severe classification, AIS A, to the lesser degree of injury grade, AIS B.

•	a Phase I/II clinical trial in dry AMD at five trial sites in the United States to evaluate the safety and preliminary efficacy of sub-retinal HuCNS-SC cell transplantation in geographic atrophy (GA), the most advanced form of dry AMD. The trial was completed in June 2014. Multiple safety and efficacy assessments were incorporated into the study, including various assessments of visual function and measurements of disease status by direct retinal examination. The tests in the study included best-corrected visual acuity (BCVA), contrast sensitivity (CS), microperimetry for analysis of visual function, optical coherence tomography (OCT), and fundus autofluorescence (FAF) to measure the extent of the underlying geographic atrophy. Initial assessment of data from the Phase I/II trial indicate that the BCVA and CS measurements for the majority of the patients in the study either improved or remained stable in the treated eye. OCT analysis showed increases in central subfield thickness and in macular volume in the treated eye relative to the untreated eye. For those patients enrolled in the study with lesions sizes consistent with the eligibility criteria for enrollment in our Phase II efficacy study, the study showed GA growth rates in the study eye that were lower than those seen in the control eye.

•	a Phase II randomized, controlled proof-of-concept study was designed to evaluate both the safety and efficacy of our proprietary HuCNS-SC cells for the treatment of GA. The study was designed to enroll sixty-three patients between 50-90 years of age with bi-lateral GA-AMD (geographic atrophy associated with age related macular degeneration in both eyes). Designed as a “fellow eye” controlled study, all subjects were to receive subretinal transplantation of HuCNS-SC cells via a single injection into the eye with the inferior best-corrected visual acuity; the untreated eye would serve as a control. The objective of the trial was to demonstrate a reduction in the rate of GA disease progression in the treated eye versus the control eye. In December 2015, however, we initiated a strategic realignment plan to fully focus our resources on our proprietary HuCNS-SC cells for the treatment of chronic spinal cord injury. A key elements of the plan included the immediate suspension of further patient enrollment into our Phase II Radiant Study in GA-AMD as well as the modification of certain service agreements related to the AMD program.

•	a Phase I clinical trial in infantile and late infantile neuronal ceroid lipofuscinosis (NCL), which showed that our HuCNS-SC cells were well tolerated and non-tumorigenic, and that there was evidence of engraftment and long-term survival of the transplanted HuCNS-SC cells. In October 2013, the results of a four-year, long-term follow up study of the patients from the initial Phase I study showed there were no long-term safety or tolerability issues associated with the cells up to five years post-transplantation.

•	a four-patient Phase I clinical trial in Pelizeaus Merzbacher disease (PMD), which is a myelination disorder in the brain. The data showed preliminary evidence of durable and progressive donor-derived three of the four patients, with the fourth patient clinically stable.

In April 2013, we entered into an agreement with the California Institute for Regenerative Medicine (CIRM) under which CIRM would have provided up to approximately $19.3 million as a forgivable loan, in accordance with mutually agreed upon terms and conditions and CIRM regulations. The CIRM loan helped fund preclinical development of our HuCNS-SC cells for Alzheimer’s disease. Between July 2013 and August 2014, we received in aggregate, approximately $9.6 million as disbursements of the loan provided under the CIRM Loan Agreement. However, in December 2014, as findings under this preclinical study in Alzheimer’s disease did not meet certain pre-determined criteria for continued funding of this program by CIRM, the parties terminated the loan agreement and we wound down this preclinical study which had been funded in part by the CIRM loan agreement. In February 2015, we repaid CIRM approximately $679,000 of the aggregate loan proceeds received. Under the terms of the CIRM loan agreement, principal amount of approximately $8,917,000 and accrued interest of approximately $243,000 were forgiven. However, authoritative accounting guidance requires certain conditions (which includes a legal release from the creditor) to be met before a liability can be extinguished and derecognized. In May 2016, we issued a letter to CIRM that constitutes notice that we elected to convert our loan into a Grant pursuant to the CIRM’s Loan Administration Policy, as amended effective April 25, 2016, and as if the forgiven loan balance had been total allowable project costs funded by CIRM. In the second quarter of 2016, we re-classified the principal amount of approximately $8,917,000 as “Other income” and the accrued interest of approximately $243,000 as “Gain on extinguishment of a loan” in our Condensed Consolidated Statement of Operations.

Reverse Stock Split

We effected a one-for-twelve reverse stock split on May 6, 2016. As a result of the reverse stock split, each twelve shares of our common stock automatically combined into and became one share of our common stock. Any fractional shares which would otherwise be due as a result of the reverse split were rounded up to the nearest whole share. Concurrent with the reverse stock split, we reduced the authorized number of common shares from 225 million to 200 million. The reverse stock split automatically and proportionately adjusted, based on the one-for-twelve split ratio, all issued and outstanding shares of our common stock, as well as common stock underlying stock options, warrants and other derivative securities outstanding at the time of the effectiveness of the reverse stock split. The exercise price on outstanding equity based-grants was proportionately increased, while the number of shares available under our equity-based plans was also proportionately reduced. Share and per share data (except par value) for the periods presented reflect the effects of this reverse stock split. References to numbers of shares of common stock and per share data in the accompanying financial statements and notes thereto have been adjusted to reflect the reverse stock split on a retroactive basis.

Wind-down of operations

In May 2016, we decided to terminate our Phase II Pathway Study in spinal cord injury following an in-depth review of data from the study and after obtaining the concurrence of the study’s Interim Analysis Data Monitoring Committee. While the results showed overall improvement in patients treated with our proprietary cells, the magnitude of the effect and the perceived trend of the effect over time did not justify continuing the study or exploring the variability in the initial patient observations, given the financial resources available to us. Following this, in May 2016, our Board of Directors approved a plan to wind down our current operations, having considered the decision to terminate the Pathway Study, our available strategic alternatives and our current cash position. We are evaluating opportunities to monetize our intellectual property, including data collected in its studies and trade secrets, as well as the transfer of our proprietary HuCNS-SC cells and other assets through a potential sale. We will not proceed with our earlier plans to conduct a rights offering, for which we had filed a registration statement with the SEC. As part of the wind down of our operations, we conducted a reduction of our work force impacting all of our remaining full-time employees, consisting of approximately 50 employees and exited our facilities, as of August 1, 2016. We recorded approximately $3,803,000 in wind-down expenses for the quarter ended June 30, 2016. (see Note 10, “Accrued Wind-down Expenses” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information).

As of August 1, 2016, we had cash and cash equivalents of approximately $900,000. If we plan to liquidate the Company, we cannot determine with certainty the amount of any liquidating distribution to our stockholders and it is possible that there will be no liquidating distribution to stockholders. The amount of any cash distributed to our stockholders will depend upon, among other things, our current liquid assets offset by our known and unknown liabilities as well as operating expenses associated with the wind down.

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

Wind-down of operations

In May 2016, we decided to terminate our Phase II Pathway Study in spinal cord injury following an in-depth review of data from the study and after obtaining the concurrence of the study’s Interim Analysis Data Monitoring Committee. While the results showed overall improvement in patients treated with our proprietary cells, the magnitude of the effect and the perceived trend of the effect over time did not justify continuing the study or exploring the variability in the initial patient observations, given the financial resources available to us. Following this, in May 2016, our Board of Directors approved a plan to wind down our current operations, having considered the decision to terminate the Pathway Study, our available strategic alternatives and our current cash position. We are evaluating opportunities to monetize our intellectual property, including data collected in its studies and trade secrets, as well as the transfer of our proprietary HuCNS-SC cells and other assets through a potential sale. We will not proceed with our earlier plans to conduct a rights offering, for which we had filed a registration statement with the SEC. As part of the wind down of our operations, we conducted a reduction of our work force impacting all of our remaining full-time employees, consisting of approximately 50 employees and exited our facilities, as of August 1, 2016. Effective May 31, 2016, we recorded all expenses committed to the wind-down of our operations as wind-down expense. We recorded approximately $3,803,000 in wind-down expenses for the quarter ended June 30, 2016 (see Note 10, “Accrued Wind-down Expenses”)

Stock-Based Compensation

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

In May 2016, our Board of Directors approved a plan to wind down our current operations, having considered the decision to terminate the Pathway Study, our available strategic alternatives and our current cash position. As part of the wind down of our operations, we conducted a reduction of our work force impacting all of our remaining full-time employees, consisting of approximately 50 employees, as of August 1, 2016. Unvested options and RSUs of the employees impacted were forfeited. As of June 30, 2016, total unrecognized compensation expense related to unvested awards of stock option and restricted stock units is not significant.

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

As part of our December 2011 financing, we issued Series A Warrants with a five year term to purchase 666,667 shares at $16.80 per share and Series B Warrants with a ninety trading day term to purchase 666,667 units at $15.00 per unit. Each unit underlying the Series B Warrants consisted of one share of our common stock and one Series A Warrant. In the first and second quarter of 2012, an aggregate of 225,000 Series B Warrants were exercised. For the exercise of these warrants, we issued 225,000 shares of our common stock and 225,000 Series A Warrants. The remaining 441,667 Series B Warrants expired unexercised by their terms on May 2, 2012. The Series A Warrants contain full ratchet anti-dilution price protection so that, in most situations, upon the issuance of any common stock or securities convertible into common stock at a price below the then-existing exercise price of the Series A Warrants, the Series A exercise price will be reset to the lower common stock sales price. As a result of our April 2015 financing, the exercise price of the outstanding Series A warrants were reduced from $16.80 per share to $8.40 per share. Subsequently, as a result of our sale of shares of our common stock under a sales agreement entered into in 2009 and amended in 2012, the exercise price of the outstanding Series A warrants was reduced from $8.40 per share to $6.24 per share and as a result of our March 2016 financing, the exercise price of these warrants was reduced to approximately $3.60 per share. As terms of the Series A Warrants do not meet the specific conditions for equity classification, we are required to classify the fair value of these warrants as a liability, with subsequent changes in fair value to be recorded as income (loss) due to change in fair value of warrant liability. The fair value of the Series A Warrants is determined using a Black-Scholes model (see Note 11, “Warrant Liability”). The fair value is affected by changes in inputs to these models including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability. The estimated fair value of our 2011 Series A warrant liability at June 30, 2016, was approximately $57,000.

In March 2016, we raised gross proceeds of approximately $8,000,000 through an underwritten public offering of 2,222,250 units, at a price of $3.60 per unit, before deducting underwriting discounts and other offering expenses. Each unit consists of a fixed combination of one share of our common stock, a Series A Warrant to purchase 0.50 of a share of our common stock, and a Series B Warrant to purchase 0.75 of a share of our common stock. Each Series A Warrant has an exercise price of $3.60 per share, is immediately exercisable, and will expire two years from the date of issuance. Each Series B Warrant has an exercise price of $5.04 per share, will become exercisable upon stockholder approval of an increase in our authorized capital and the one-year anniversary of the issuance date, whichever is later, and will expire on the fifth anniversary of the date they become exercisable. In connection with the offering, we granted the underwriters a 45-day option to purchase up to an additional 333,338 shares of our common stock and/or warrants to purchase up to an additional 416,672 shares of our common stock to cover over-allotments, if any. The option was exercised in part and we issued an additional 166,473 of Series A warrants and 249,709 of Series B Warrants. The Series A and Series B Warrants contain full ratchet anti-dilution price protection for two years so that, in most situations, upon the issuance of any common stock or securities convertible into common stock at a price below the then-existing exercise price of the respective warrants, the exercise price of these warrants will be reset to the lower common stock sales price. The initial shares and warrants were offered under our effective shelf registration statement previously filed with the SEC. We intend to file a subsequent registration statement to register the common shares issuable when the Series B Warrants become exercisable. As terms of the Series A and Series B Warrants do not meet the specific conditions for equity classification, we are required to classify the fair value of these warrants as a liability, with subsequent changes in fair value to be recorded as income (loss) due to change in fair value of warrant liability. The fair value of the Series A and Series B Warrants is determined using a Black-Scholes model (see Note 11, “Warrant Liability”). The fair value is affected by changes in inputs to these models including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability. The estimated fair value of our warrant liability for the 2016 Series A and 2016 Series B warrants at June 30, 2016, was approximately $160,000 and $374,000 respectively.

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

Revenue

Revenue for the three and six-month periods ended June 30, 2016, as compared with the same period in 2015, is summarized in the table below:

	Three months ended June 30,		Change in 2016 vs 2015		Six months ended June 30,		Change in 2016 vs 2015
	2016	2015	$	%	2016	2015	$	%
Revenue:
Revenue from licensing agreements	$29,311	$30,131	$(820)	(3)%	$52,475	$51,128	$1,347	3%

Second quarter ended June 30, 2016 versus second quarter ended June 30, 2015. Total revenue in the second quarter of 2016 was approximately $29,000 compared to approximately $30,000 for the second quarter of 2015.

Six-month period ended June 30, 2016 versus six-month period ended June 30, 2015. Total revenue in the six-month period ended June 30, 2016 was approximately $52,000 and approximately $51,000 for the same period of 2015.

Licensing revenue for the first quarters and six-month periods for 2016 and 2015 were not significant.

Operating Expenses

Operating expenses for the three and six-month periods ended June 30, 2016, as compared with the same period in 2015, is summarized in the table below:

	Three months ended June 30,		Change in 2016 vs 2015		Six months ended June 30,		Change in 2016 vs 2015
	2016	2015	$	%	2016	2015	$	%
Operating expenses:
Research and development	$3,694,097	$7,238,985	$(3,544,888)	(49)%	$8,902,802	$13,531,176	$(4,628,374)	(34)%
General and administrative	1,415,719	2,063,729	(648,010)	(31)%	6,044,053	4,752,925	1,291,128	27%
Wind-down expense	3,803,448	—	3,803,448	*	3,803,448	—	3,803,448	*

Total operating expenses	$8,913,264	$9,302,714	$(389,450)	(4)%	$18,750,303	$18,284,101	$466,202	3%

*	Calculation not meaninful

Research and Development Expenses

Our R&D expenses historically consisted primarily of salaries and related personnel expenses, costs associated with clinical trials and regulatory submissions, costs associated with preclinical activities such as toxicology studies, costs associated with cell processing and process development, certain patent-related costs such as licensing, facilities related costs such as allocated rent and operating expenses, depreciation, lab equipment and supplies. Clinical trial expenses include payments to vendors such as clinical research organizations, contract manufacturers, clinical trial sites, laboratories for testing clinical samples and consultants. Cumulative R&D costs incurred since we refocused our activities on developing cell-based therapeutics (fiscal years 2000 through the six months ended June 30, 2016) were approximately $246 million. Over this period, the majority of these cumulative costs were related to: (i) characterization of our proprietary HuCNS-SC cells, (ii) expenditures for toxicology and other preclinical studies, preparation and submission of applications to regulatory agencies to conduct clinical trials and obtaining regulatory clearance to initiate such trials, all with respect to our proprietary HuCNS-SC cells, (iii) preclinical studies and development of our human liver engrafting cells, (iv) costs associated with cell processing and process development, and (v) costs associated with our clinical studies.

We managed our R&D resources, including our employees and facilities, across various projects rather than on a project-by-project basis for the following reasons. The allocations of time and resources change as the needs and priorities of individual projects and programs change, and many of our researchers were assigned to more than one project at any given time. Furthermore, we were exploring multiple possible uses for our proprietary HuCNS-SC cells, so much of our R&D effort is complementary to and supportive of each of these projects. Lastly, much of our R&D effort was focused on manufacturing processes, which can result in process improvements useful across cell types. We also used external service providers to assist in the conduct of our clinical trials and to provide various other R&D related products and services. Many of these costs and expenses were complementary to and supportive of each of our programs. Because we do not have a development collaborator for any of our product programs, we were responsible for all costs incurred with respect to our product candidates.

In May 2016, we decided to terminate our Phase II Pathway Study in spinal cord injury following an in-depth review of data from the study and after obtaining the concurrence of the study’s Interim Analysis Data Monitoring Committee. While the results showed overall improvement in patients treated with our proprietary cells, the magnitude of the effect and the perceived trend of the effect over time did not justify continuing the study or exploring the variability in the initial patient observations, given the financial resources available to us. Following this, in May 2016, our Board of Directors approved a plan to wind down our current operations, having considered the decision to terminate the Pathway Study, our available strategic alternatives and our current cash position. We are evaluating opportunities to monetize our intellectual property, including data collected in its studies and trade secrets, as well as the transfer of our proprietary HuCNS-SC cells and other assets through a potential sale. We will not proceed with our earlier plans to conduct a rights offering, for which we had filed a registration statement with the SEC. As part of the wind down of our operations, we conducted a reduction of our work force impacting all of our remaining full-time employees, consisting of approximately 50 employees and exited our facilities, as of August 1, 2016. Effective May 31, 2016, in accordance with U.S. GAAP, we recorded expenses associated with the wind-down of our operations in the period in which the liability was incurred. These expenses were recorded as wind-down expense in our Condensed Consolidated Statement of Operations.

Second quarter ended June 30, 2016 versus second quarter ended June 30, 2015. R&D expenses totaled approximately $3,694,000 in the second quarter of 2016 compared with $7,239,000 in the second quarter of 2015. The decrease of approximately $3,500,000, or 49%, in 2016 compared to 2015, was primarily attributable to the wind-down of our research and development programs and other operations in May 2016.

Six-month period ended June 30, 2016 versus six-month period ended June 30, 2015. R&D expenses totaled approximately $8,903,000 in the six-month period ended June 30, 2016 compared with $13,531,000 for the same period in 2015. The decrease of approximately $4,600,000, or 34%, in 2016 compared to 2015, was primarily attributable to the wind-down of our research and development programs in May 2016.

General and Administrative Expenses

General and administrative (G&A) expenses are primarily comprised of salaries, benefits and other staff related costs associated with sales and marketing, finance, legal, human resources, information technology, and other administrative personnel, allocated facilities and overhead costs, external legal and other external general and administrative services. Effective May 31, 2016, in accordance with U.S. GAAP, we recorded expenses associated with the wind-down of our operations in the period in which the liability was incurred. These expenses were recorded as wind-down expense in our Condensed Consolidated Statement of Operations.

Second quarter ended June 30, 2016 versus second quarter ended June 30, 2015. G&A expenses totaled approximately $1,416,000 in the second quarter of 2016 compared with approximately $2,064,000 in the same period of 2015. The decrease of approximately $648,000, or 31%, in 2016 compared to 2015, was primarily attributable to the wind-down of our operations in May 2016. Effective May 31, 2016, in accordance with U.S. GAAP, we recorded expenses associated with the wind-down of our operations in the period in which the liability was incurred. These expenses were recorded as wind-down expense in our Condensed Consolidated Statement of Operations.

Six-month period ended June 30, 2016 versus six-month period ended June 30, 2015. G&A expenses totaled approximately $6,044,000 in the six-month period ended June 30, 2016 compared with approximately $4,753,000 in the same period of 2015. The increase of approximately $1,291,000, or 27%, in 2016 compared to 2015, was primarily attributable to a separation and consulting agreement with our previous Chief Executive Officer who resigned in January 2016. The separation agreement included expenses of approximately $1,257,000 in salary and benefits, and approximately $920,000 in stock based compensation expense for accelerated vesting of his outstanding equity awards (net of cancellations). The increase was also attributable to higher costs for external services; primarily legal fees of approximately $753,000. The increase was partially offset by the wind-down of our operations in May 2016. Effective May 31, 2016, in accordance with U.S. GAAP, we recorded expenses associated with the wind-down of our operations in the period in which the liability was incurred. These expenses were recorded as wind-down expense in our Condensed Consolidated Statement of Operations.

Other Income (Expense)

Other income totaled approximately $11,399,000 in the second quarter of 2016 compared with other income of approximately $811,000 in the same period of 2015, and other income of approximately $11,652,000 for the six-month period ended June 30, 2016 compared with other income of approximately $421,000 for the six-month period ended June 30, 2015.

	Three months ended June 30,		Change in 2016 vs 2015		Six months ended June 30,		Change in 2016 vs 2015
	2016	2015	$	%	2016	2015	$	%
Other income (expense):
Change in fair value of warrant liability	$5,568,634	$988,367	$4,580,267	463%	$5,846,862	$641,037	$5,205,825	812%
Conversion of CIRM loan into a grant	8,916,641	—	8,916,641	*	8,916,641	—	8,916,641	*
Gain on extinguishment of loan payable	242,931	—	242,931	*	242,931	—	242,931	*
Write-down of fixed assets	(3,332,736)	—	(3,332,736)	*	(3,332,736)	—	(3,332,736)	*
Interest income	4,069	2,139	1,930	90%	8,312	3,533	4,779	135%
Interest expense	(128)	(146,267)	146,139	(100)%	(28,029)	(331,623)	303,594	(92)%
Other income (expense), net	—	(33,370)	33,370	(100)%	(2,100)	107,611	(109,711)	(102)%

Total other expense, net	$11,399,411	$810,869	$10,588,542	*	$11,651,881	$420,558	$11,231,323	*

*	Calculation not meaninful

Change in Fair Value of Warrant Liability

We record changes in fair value of warrant liability as income or loss in our Condensed Consolidated Statements of Operations. We have warrants outstanding which were issued as part of several transactions and have classified the fair value of certain warrants that did not meet the specific conditions for equity classification as a liability. The fair value of the outstanding warrants is determined using the Black-Scholes-Merton (Black-Scholes) option pricing model, and is affected by changes in inputs to the various models, including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. The fair value of the warrant liability is revalued at the end of each reporting period. See Note 11 “Warrant Liability” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

Conversion of CIRM loan into a grant

In April 2013, we entered into an agreement with the California Institute for Regenerative Medicine (CIRM) under which CIRM would have provided up to approximately $19.3 million as a forgivable loan, in accordance with mutually agreed upon terms and conditions and CIRM regulations. The CIRM loan helped fund preclinical development of our HuCNS-SC cells for Alzheimer’s disease. Between July 2013 and August 2014, we received in aggregate, approximately $9.6 million as disbursements of the loan provided under the CIRM Loan Agreement. However, in December 2014, as findings under this preclinical study in Alzheimer’s disease did not meet certain pre-determined criteria for continued funding of this program by CIRM, the parties terminated the loan agreement and we wound down this preclinical study which had been funded in part by the CIRM loan agreement. In February 2015, we repaid CIRM approximately $679,000 of the aggregate loan proceeds received. Under the terms of the CIRM loan agreement, principal amount of approximately $8,917,000 and accrued interest of approximately $243,000 were forgiven. However, authoritative accounting guidance requires certain conditions (which includes a legal release from the creditor) to be met before a liability can be extinguished and derecognized. In May 2016, we issued a letter to CIRM that constitutes notice that we elected to convert our loan into a grant pursuant to the CIRM’s Loan Administration Policy, as amended effective April 25, 2016, and as if the forgiven loan balance had been total allowable project costs funded by CIRM. In the second quarter of 2016, we re-classified the principal amount of approximately $8,917,000 as “Other income”.

Gain on Extinguishment of Debt

In April 2013, we entered into an agreement with the California Institute for Regenerative Medicine (CIRM) under which CIRM would have provided up to approximately $19.3 million as a forgivable loan, in accordance with mutually agreed upon terms and conditions and CIRM regulations. The CIRM loan helped fund preclinical development of our HuCNS-SC cells for Alzheimer’s disease. Between July 2013 and August 2014, we received in aggregate, approximately $9.6 million as disbursements of the loan provided under the CIRM Loan Agreement. However, in December 2014, as findings under this preclinical study in Alzheimer’s disease did not meet certain pre-determined criteria for continued funding of this program by CIRM, the parties terminated the loan agreement and we wound down this preclinical study which had been funded in part by the CIRM loan agreement. In February 2015, we repaid CIRM approximately $679,000 of the aggregate loan proceeds received. Under the terms of the CIRM loan agreement, principal amount of approximately $8,917,000 and accrued interest of approximately $243,000 were forgiven. However, authoritative accounting guidance requires certain conditions (which includes a legal release from the creditor) to be met before a liability can be extinguished and derecognized. In May 2016, we issued a letter to CIRM that constitutes notice that we elected to convert our loan into a Grant pursuant to the CIRM’s Loan Administration Policy, as amended effective April 25, 2016, and as if the forgiven loan balance had been total allowable project costs funded by CIRM. In the second quarter of 2016, we re-classified the principal amount of approximately $8,917,000 as “Other income” and the accrued interest of approximately $243,000 as “Gain on extinguishment of a loan” in our Condensed Consolidated Statement of Operations.

Write-down of Fixed Assets

May 30, 2016, our Board of Directors approved a plan to wind down our current operations, having considered the decision to terminate the Pathway Study, our available strategic alternatives and our current cash position. As part of the wind down of our operations, we conducted a reduction of our work force impacting all of our remaining full-time employees, consisting of approximately 50 employees, termed our commercial lease agreements and exited our two facilities located in Newark and Sunnyvale, California, as of August 1, 2016. By way of an auction, we sold all of our tangible assets at our Newark facility in July 2016 and expect to receive approximately $800,000. In July 2016, the lease for our Sunnyvale facility was taken over by an unrelated Company. As part of the lease transfer, the unrelated Company acquired all of our tangible assets at this facility for $650,000. At June 30, 2016, we wrote down these assets to its realizable value by a write-off of approximately $3,333,000 and classified the realizable value of these assets as “Assets held for sale” in our Condensed Consolidated Balance Sheets.

Interest Income

Interest income in three-and six-month period ended June 30, 2016 and 2015 were not significant and is from the investment of our cash balances in money market accounts and short-term money market instruments that are highly liquid and that preserves capital.

Interest Expense

Interest expense was approximately $128 in the second quarter of 2016 compared with approximately $146,000 for the second quarter of 2015. Interest expense was approximately $28,000 for the six-month period ended June 30, 2016 compared with approximately $332,000 for the six-month period ended June 30, 2015. Interest expense in the three-and six month period of 2015 is primarily attributable to interest due under a Loan Agreement with SVB.

Other income (expense), net

Other expense of approximately $2,000 for the six-month period ended June 30, 2016 was primarily related to state franchise taxes. Other expense of approximately $33,000 in the second quarter of 2015 was primarily attributable to state franchise taxes paid. Other income of approximately $108,000 for the six-month period ended June 30, 2015 was primarily attributable to the gain on sale of our Rhode Island property offset by state franchise taxes paid.

Liquidity and Capital Resources

Since our inception, we have financed our operations through the sale of common and preferred stock, the issuance of long-term debt and capitalized lease obligations, credit facilities, revenue from collaborative agreements, research grants, license fees, and interest income.

	June 30, 2016	December 31, 2015	Change
			$	%
Cash and cash equivalents	$2,448,761	$12,110,565	$(9,661,804)	(80)%

In summary, our cash flows were:

	Six months ended June 30,		Change in 2016 versus 2015
	2016	2015	$	%
Net cash used in operating activities	$(17,634,514)	$(16,484,500)	$(1,150,014)	7%
Net cash used in investing activities	$(15,434)	$(407,600)	$392,166	(96)%
Net cash provided by financing activities	$7,988,453	$21,847,407	$(13,858,954)	(63)%

Net Cash Used in Operating Activities

Net cash used in operating activities in the six-month period ended June 30, 2016 increased by approximately $1,150,000, or 15%, when compared to the same period of 2015. Cash used in operating activities is primarily driven by our net loss as adjusted for non-cash charges and differences in the timing of operating cash flows.

Net Cash Used in Investing Activities

Net cash used in investing activities of approximately $15,000 in the six-month period ended June 30, 2016 was primarily for the purchase of lab equipment. Net cash used for investing activities of approximately $408,000 in the six-month period ended June 30, 2015 was primarily related to the purchase of lab equipment for approximately $557,000, offset by receipts of approximately $149,000 from the sale of our property in Rhode Island.

Net Cash Provided by Financing Activities

Net cash of approximately $7,988,000 provided by financing activities in the six-month period ended June 30, 2016 was primarily attributable to net proceeds (net of offering expenses underwriting discounts and commissions) received from a financing transaction in March 2016, offset by repayment of loan, lease and other obligations. Net cash of approximately $21,847,000 provided by financing activities in the six-month period ended June 30, 2016 was primarily attributable to net proceeds of approximately $24,943,000 from a financing transaction in April 2015, partially offset by the repayment of loan, lease and other obligations.

We have incurred significant operating losses and negative cash flows since inception. We have not achieved profitability and may not be able to realize sufficient revenue to achieve or sustain profitability in the future. We do not expect to be profitable in the next several years, but rather expect to incur additional operating losses. We have limited liquidity and capital resources and must obtain significant additional capital resources in order to continue operations. and working capital requirements. We had relied on cash balances and proceeds from equity and debt offerings, proceeds from the transfer or sale of our intellectual property rights, equipment, facilities or investments, and government grants and funding from collaborative arrangements, to fund our operations.

As of August 1, 2016, we had cash and cash equivalents of approximately $900,000 and approximately $3 million under this universal shelf registration statement available for issuing debt or equity securities. If we plan to liquidate the Company, we cannot determine with certainty the amount of any liquidating distribution to our stockholders and it is possible that there will be no liquidating distribution to stockholders. The amount of any cash distributed to our stockholders will depend upon, among other things, our current liquid assets offset by our known and unknown liabilities as well as operating expenses associated with the wind down.

Commitments

See Note 9, “Commitments and Contingencies” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

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

Operating leases

We leased various real properties under operating leases that generally require us to pay taxes, insurance, maintenance, and minimum lease payments. Some of our leases have options to renew.

Operating Leases — California

In December 2010, we entered into a commercial lease agreement with BMR-Gateway Boulevard LLC (BMR), as landlord, for office and research space at BMR’s Pacific Research Center in Newark, California. The initial term of the lease was approximately eleven and one-half years and includes escalating rent payments which we recognized as lease operating expense on a straight-line basis. We were expected to pay approximately $17,869,000 in aggregate as rent over the term of the lease to BMR. In May 30, 2016, our Board of Directors approved a plan to wind down our current operations, having considered the decision to terminate the Pathway Study, our available strategic alternatives and our current cash position. As part of the wind down of our operations, we terminated our commercial lease agreement with BMR as of August 1, 2016, by agreeing to pay a lease termination fee of approximately $800,000 and forfeit our security deposit of approximately $333,000 with BMR.

In March 2013, we entered into a commercial lease agreement with Prologis, L.P. (Prologis), as landlord, for office and research space in Sunnyvale, California. The facility was for operations that supported our clinical development activities. The initial term of the lease was ten years and included escalating rent payments which we recognized as lease operating expense on a straight-line basis. We were expected to pay approximately $3,497,000 in aggregate rent over the term of the lease. As part of the lease, Prologis had agreed to provide us financial allowances to build initial tenant improvements, subject to customary terms and conditions relating to landlord-funded tenant improvements. The tenant improvements were recorded as leasehold improvement assets and amortized over the term of the lease. In May 30, 2016, our Board of Directors approved a plan to wind down our current operations, having considered the decision to terminate the Pathway Study, our available strategic alternatives and our current cash position. As part of the wind down of our operations, we terminated our commercial lease agreement with Prologis by having the existing lease assumed by an unrelated third party, effective as of August 1, 2016. We are not expected to pay a lease termination fee and expect to receive a refund of our security deposit of $40,000 from Prologis.

With the exception of the operating leases discussed above, we have not entered into any significant off balance sheet financial arrangements and have not established any special purpose entities. We have not guaranteed any debts or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations

We have periodically enter into licensing agreements with third parties to obtain exclusive or non-exclusive licenses for certain technologies. The terms of certain of these agreements require us to pay future milestone payments based upon achievement of certain developmental, regulatory or commercial milestones. We do not anticipate making any milestone payments under any of our licensing agreements for 2016. Milestone payments beyond fiscal year 2016 cannot be predicted or estimated, due to the uncertainty of achieving the required developmental, regulatory or commercial milestones.

We do not have any material unconditional purchase obligations or commercial commitments related to capital expenditures, clinical development, clinical manufacturing, or other external services contracts at June 30, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks at June 30, 2016 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2015 on file with the U.S. Securities and Exchange Commission.

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

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Delaware Suit

On July 1, 2016, the Delaware Court of Chancery granted a Stipulation and [Proposed] Order Regarding Notice to Class Members in C.A. No. 12266-CB. The operative facts are as follows:

On April 27, 2016, Sydelle Guardino (“Plaintiff”), a stockholder of our company filed a lawsuit in the Court of Chancery of the State of Delaware (the “Court”) styled Guardino v. StemCells, Inc., et al., C.A. No. 12266-CB (the “Action”) naming both StemCells and the individual members of its board of directors as defendants. Plaintiff alleged claims related to two provisions of StemCells’ Amended and Restated Bylaws (the “Bylaws”). The first provision was a fee shifting bylaw applicable in the event of certain intra-partes disputes (the “Fee-Shifting Provision”). The second provision was a “no-pay” bylaw applicable in the event of certain intra-partes disputes under certain circumstances (the “No-Pay Provision”). Plaintiff sought declarations that the Fee-Shifting Provision and the No-Pay Provision were invalid and unenforceable under Delaware law and asserted a claim that the individual defendants breached their fiduciary duties by adopting and maintaining the Fee-Shifting Provision and the No-Pay Provision.

On May 2, 2016, we filed a current report (“Form 8-K”) announcing that our Board of Directors (the “Board”) had amended the Bylaws to remove the Fee-Shifting Provision and the No-Pay Provision. While StemCells and the Board maintain that removal of the Fee-Shifting Provision and the No-Pay Provision was unnecessary, the Board believed that removing the Fee-Shifting Provision and the No-Pay Provision was unlikely to cause harm to StemCells and would moot the claims Plaintiff asserted. Following the Board’s amendment of the Bylaws, the parties agreed that those amendments did, in fact, moot Plaintiff’s claims and agreed to terms of settlement. We have never deemed the Action as material litigation given that the Plaintiff sought declaratory judgment and the Action was mooted within three business days of its filing.

As a result, on June 6, 2016, the Court entered a stipulated order dismissing the Action with prejudice as to Plaintiff, and without prejudice as to any absent members of the putative class. Pursuant to the order, the Court retained jurisdiction of the Action solely for the purpose of determining Plaintiff’s anticipated application for an award of attorneys’ fees and reimbursement of expenses. After we paid the Plaintiff her attorney’s fees in the amount of $45,000, the suit was dismissed in its entirety with prejudice.

California Suit

On June 30, 2016, one of the Company’s landlords, BMR-Pacific Research Center LP (“BMR”), filed a civil complaint for damages against the Company in Alameda County Superior Court, case no. RG16821619 (the “BMR Suit”). In its suit, BMR alleges that the Company has breached its real property lease at its Newark facility by winding down operations. The Company disputes BMR’s allegations and has been opposing the litigation in due course. However, on July 29, 2016, in order to avoid the costs and uncertainties inherent in any litigation, the parties to the BMR Suit agreed to settle the case. As part of the settlement agreement with BMR, the Company will make a one-time settlement payment of $800,000 to BMR and BMR has agreed to the Company’s early exit from the Newark facility, as of August  1, 2016, and to dismiss the BMR suit with prejudice.

ITEM 1A. RISK FACTORS

The following risk factors section supplements the risk factors section included in Part I, Item 1A of our 2015 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 15, 2016. Our business, operating results, financial performance, and share price may be materially adversely affected by a number of factors, including but not limited to the following risk factors, any one of which could cause actual results to vary materially from anticipated results or from those expressed in any forward-looking statements made by us in this quarterly report on Form 10-Q or in other reports, press releases or other statements issued from time to time. Additional factors that may cause such a difference are set forth elsewhere in this quarterly report on Form 10-Q.

The following risk factors do not include all risk factors that may be faced by the combined company, should the Merger be completed. A more comprehensive set of risk factors relating to the combined company will be included in a proxy statement to be filed with the SEC by us in connection with the Merger.

Risks Relating to the Microbot Merger

Our stockholders may not realize a benefit from the Microbot Merger commensurate with the ownership dilution they will experience in connection with the Microbot Merger.

If the combined company is unable to realize the full strategic and financial benefits anticipated from the Merger, our stockholders will have experienced substantial dilution of their ownership interests without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined company is able to realize only part of the strategic and financial benefits currently anticipated from the Merger.

Information regarding Microbot and its operations and future prospects is currently unavailable and more complete information will not be available before the proxy statement to be filed with the SEC by us in connection with the Microbot Merger.

Microbot is currently a privately held company without comprehensive disclosure about its historical operations or future business prospects, which may make it difficult to assess the value of the combined company. The proxy statement to be filed with the SEC by us in connection with the Merger will contain further information about Microbot and its results of operations. However, before the proxy statement is filed, there may not be sufficient information to determine the fair market value of Microbot or the combined company’s business or future prospects.

The conditions under the Merger Agreement to Microbot’s consummation of the Microbot Merger may not be satisfied at all or in the anticipated timeframe.

The obligation of Microbot to complete the Merger is subject to certain conditions, including the approval by our stockholders of certain matters including, among other things, the approval of the Parent Charter Amendment and the issuance of shares of Parent Common Stock pursuant to the Merger Agreement, the accuracy of the representations and warranties contained in the Merger Agreement, subject to certain materiality qualifications, compliance by the parties with their respective covenants under the Merger Agreement and no law or order preventing the Merger. These conditions are described in more detail in the Merger Agreement, which is filed as Exhibit 2.1 to our Current Report on Form 8-K filed on August 15, 2016 and incorporated herein by reference.

We also intend to pursue all required approvals in accordance with the Merger Agreement. However, no assurance can be given that the required approvals will be obtained and, even if all such approvals are obtained, no assurance can be given as to the terms, conditions and timing of the approvals or that they will satisfy the terms of the Merger Agreement.

The lack of a public market for Microbot shares makes it difficult to determine the fair market value of Microbot, and the merger consideration to be issued to Microbot stockholders may exceed the actual value of Microbot.

The outstanding capital stock of Microbot is privately held and is not traded on any public market, which makes it difficult to determine the fair market value of Microbot. There can be no assurances that the merger consideration to be issued to Microbot stockholders will not exceed the actual value of Microbot.

The market price of our common stock following the Merger may decline as a result of the transaction.

The market price of our common stock may decline as a result of the Merger for a number of reasons, including if:

•	investors react negatively to the prospects of the combined company’s business and prospects; or

•	the performance of the combined company’s business or its future prospects are not consistent with the expectations of financial or industry analysts.

Our stockholders will have a reduced ownership and voting interest in, and will exercise less influence over the management of, the combined company following the completion of the Merger.

After the completion of the Merger, the current stockholders of StemCells will own a significantly smaller percentage of the combined company than their ownership of StemCells prior to the Merger. At the effective time of the Merger, our stockholders will collectively own approximately 5% of the outstanding shares of the combined company on a fully diluted basis, assuming no future, unanticipated issuances of StemCells prior to closing of the Merger. In addition, the board of directors of the combined company will initially be comprised of Microbot directors. Consequently, our stockholders will be able to exercise less influence over the management and policies of the combined company than they currently exercise over the management and policies of StemCells.

The announcement and pendency of the Merger could have an adverse effect on our financial condition or business prospects.

The announcement and pendency of the Merger could disrupt our businesses in the following ways, among others:

•	third parties may seek to terminate and/or renegotiate their relationships with us as a result of the Merger, whether pursuant to the terms of their existing agreements with us or otherwise; and

•	the attention of our management may be directed toward the completion of the Merger and related matters and may be diverted from other opportunities that might otherwise be beneficial to us.

Should they occur, any of these matters could adversely affect our financial condition, results of operations, or business prospects.

The Merger Agreement and the voting agreements contain provisions that could discourage or make it difficult for a third party to acquire StemCells prior to the completion of the Merger.

The Merger Agreement contains provisions that make it difficult for us to entertain a third-party proposal for an acquisition of StemCells. These provisions include the general prohibition on our soliciting or engaging in discussions or negotiations regarding any alternative acquisition proposal and the requirement that we submit the StemCells proposals included in the proxy statement (the “StemCells Merger Proposals”) to a vote of our stockholders even if our board of directors changes its recommendation with respect to the StemCells Merger Proposals.

These provisions might discourage an otherwise interested third party from considering or proposing an acquisition of StemCells, even one that may be deemed of greater value than the Merger to our stockholders.

Failure to complete the Microbot Merger may adversely affect the market price of our common stock, financial results and our future business and operations.

If the Merger is not completed, we are subject to the following risks:

•	the fees and expenses related to the Merger, such as legal, accounting and transaction agent fees, some of which must be paid even if the Merger is not completed;

•	the attention of our management will have been diverted to the Merger instead of being directed solely to the pursuit of other opportunities that may have been beneficial to us;

•	the loss of our time and resources;

•	the price of our stock may decline and remain volatile;

•	the note entered into in connection with the Merger Agreement would become due and payable; and

•	we could be subject to litigation related to any failure to consummate the Merger or any related action that could be brought to enforce our obligations under the Merger Agreement.

In addition, if the Merger Agreement is terminated and our board of directors determines to seek another business combination, there can be no assurance that we will be able to find a transaction that is superior or equal in value to the Merger.

We are subject to the additional risk that if the Merger Agreement is terminated, we will no longer have access to the interim financing provided to us in connection with the execution of the Merger Agreement, in which case we would need to raise capital or obtain alternative financing to strengthen our cash position. If we are unable to raise sufficient additional capital or obtain alternative financing to strengthen our cash position, we may not be able to service our existing indebtedness and may be required to initiate bankruptcy proceedings.

Even if the Microbot Merger is consummated, we may fail to realize the anticipated benefits of the Microbot Merger.

The success of the Merger will depend on, among other things, the combined company’s ability to achieve its business objectives, including the successful development of its product candidates. If the combined company is not able to achieve these objectives, the anticipated benefits of the Merger may not be realized fully, may take longer to realize than expected, or may not be realized at all.

StemCells and Microbot have operated and, until the completion of the Merger, will continue to operate independently. Even if the Merger is completed, it is possible that the integration process could result in the disruption of each company’s ongoing business, an adverse impact on the value of our assets, or inconsistencies in standards, controls, procedures or policies that could adversely affect our ability to comply with reporting obligations as a public company, to satisfy our obligations to third parties or to achieve the anticipated benefits of the Merger. Any delays in the integration process or inability to realize the full extent of the anticipated benefits of the Merger could have an adverse effect on the business prospects and results of operations of the combined company. Such an adverse effect may impact the value of the shares of the combined company’s common stock after the completion of the Merger.

Potential difficulties that may be encountered in the integration process include the following:

•	using the combined company’s cash and other assets efficiently to develop the business of the combined company;

•	appropriately managing the liabilities of the combined company;

•	potential unknown or currently unquantifiable liabilities associated with the Merger and the operations of the combined company; and

•	performance shortfalls as a result of the diversion of management’s attention caused by completing the Merger.

In addition, Microbot could be materially adversely affected prior to the closing of the Merger, which could have a material adverse effect on the combined company if we are required to complete the Merger. For example, we are required under the Merger Agreement to complete the Merger despite any changes in general economic or political conditions or the securities market in general, to the extent they do not disproportionately affect Microbot; any changes in or affecting the industries in which Microbot operates, to the extent they do not disproportionately affect Microbot; any changes, effects or circumstances resulting from the announcement or pendency of the Merger Agreement or the completion of the contemplated transactions or compliance with the terms of the Merger Agreement; and continued losses from operations or decreases in cash balances of Microbot. If any such adverse changes occur and the Merger is still completed, the combined company’s stock price may suffer. This in turn may reduce the value of the Merger to our stockholders.

If the Microbot Merger is not completed, we may elect to liquidate our remaining assets, and there can be no assurances as to the amount of cash available to distribute to stockholders after paying our debts and other obligations.

If we do not complete the Merger, the board of directors may elect to take the steps necessary to liquidate all of our remaining assets. The process of liquidation may be lengthy and we cannot make any assurances regarding the timing of completing such a process. In addition, we would be required to pay all of our debts and contractual obligations, and to set aside certain reserves for potential future claims. There can be no assurance as to the amount of available cash that will be available to distribute to stockholders after paying our debts and other obligations and setting aside funds for reserves, nor as to the timing of any such distribution.

We will incur substantial transaction-related costs in connection with the Microbot Merger.

We have incurred, and expect to continue to incur, a number of non-recurring transaction-related costs associated with completing the Merger and combining the two companies. These fees and costs have been, and will continue to be, substantial. Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, severance and benefit costs, filing fees and printing costs. Additional unanticipated costs may be incurred in the combined company’s business, which may be higher than expected and could have a material adverse effect on the combined company’s financial condition and operating results.

If we fail to continue to meet all applicable NASDAQ Capital Market requirements and The NASDAQ Stock Market determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, impair the value of your investment and harm our business and would impair our ability to complete the Microbot Merger.

It is a condition to complete the Merger that we maintain the listing of our common stock on NASDAQ and that the combined company is approved for listing on the NASDAQ Capital Market. In order to maintain that listing and receive approval for listing of the combined company, we must satisfy minimum financial and other requirements.

On July 14, 2016, we received notice from the NASDAQ Stock Market (“NASDAQ”), that the closing bid price for our common stock had been below $1.00 per share for the previous 30 consecutive business days, and therefore we were not in compliance with the requirements for continued including on the NASDAQ Capital Market under NASDAQ Listing Rule 5550(a)(2) and that, if we were unable to demonstrate compliance with this minimum bid requirement during the applicable grace period, our common stock would be delisted after that time. The notification letter stated that we would be afforded 180 calendar days, or until January 10, 2017, to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of our common stock must maintain a minimum closing bid price of at least $1.00 per share for a minimum of ten consecutive business days. If we do not regain compliance by January 10, 2017, NASDAQ will provide written notification to us that our common stock will be delisted. We will continue to monitor the closing bid price for its common stock and consider its available options to regain compliance with the NASDAQ minimum bid requirements, which may include applying for an extension of the compliance period or appealing to a NASDAQ Hearings Panel.

On July 14, 2016, we also received a second notice from NASDAQ that because our Market Value of Listed Securities, as defined by NASDAQ (“MVLS”) had been below $35 million for the previous 30 consecutive business days, the Company was not in compliance with the requirements for continued inclusion on the NASDAQ Capital Market under NASDAQ Listing Rule 5550(b)(2). In accordance with NASDAQ Listing Rule 5810(c)(3)(C), we have 180 calendar days, or until January 10, 2017, to regain compliance with this MVLS requirement. We can regain compliance with the minimum MVLS requirement of the NASDAQ Capital Market if our MVLS closes at $35 million or more for a minimum of ten consecutive business days during this initial 180-day compliance period. If compliance in not achieved by January 10, 2017, the Company expects that NASDAQ would provide written notification to us that our securities are subject to delisting. We will continue to monitor our MVLS and consider our available options to regain compliance with the NASDAQ minimum MVLS requirements, which may include applying for an extension of the compliance period or appealing to a NASDAQ Hearings Panel.

While we intend to engage in efforts to regain compliance and satisfy the initial listing requirements, as applicable, and thus maintain our listing, there can be no assurance that we will be able to regain compliance during the applicable time periods set forth above. If we fail to continue to meet all applicable NASDAQ Capital Market requirements in the future and NASDAQ determines to delist our common stock, the Merger may not close; the delisting could substantially decrease trading in our common stock and adversely affect the market liquidity of our common stock; adversely affect our ability to obtain financing on acceptable terms, if at all, for the continuation of our operations; and harm our business. Additionally, the market price of our common stock may decline further and stockholders may lose some or all of their investment.

A failure by the combined company upon completion of the Microbot Merger to comply with the initial listing standards of the NASDAQ Capital Market may subject our stock to delisting from the NASDAQ Capital Market, which listing is a condition to the completion of the Microbot Merger.

It is a condition to the Merger that we maintain the listing of our common stock on NASDAQ. In addition, oftentimes a reverse stock split will not result in a trading price for the affected common stock that is proportional to the ratio of the split. Upon the completion of the Merger, we will be required to meet the initial listing requirements to maintain the listing and continued trading of our shares on the NASDAQ Capital Market. These initial listing requirements are more difficult to achieve than the continued listing requirements under which we are now trading, including that we (a) have a minimum bid price of at least $4 per share, (b) have a public float of at least $15 million and (c) have stockholders equity of at least $5 million.. Based on information currently available to us, we anticipate that it will be unable to meet the $4.00 minimum bid price initial listing requirement at the closing of the Merger unless we effect a reverse stock split. If we are unable to satisfy these requirements, NASDAQ may notify us that our stock will be subject to delisting from the NASDAQ Capital Market. We believe that a reverse stock split will be in the best interest of the combined company and our stockholders. However, we cannot assure you that the implementation of the reverse stock split will have a positive impact on the price of our common stock.

The combined company’s management will be required to devote substantial time to comply with public company regulations.

As a public company, the combined company will incur significant legal, accounting and other expenses. Sarbanes-Oxley, as well as rules implemented by the SEC and the NASDAQ Capital Market, impose various requirements on public companies, including those related to corporate governance practices. The combined company’s management and other personnel will need to devote a substantial amount of time to these requirements. Certain members of Microbot’s management, which will substantially continue as the management of the combined company, do not have experience in addressing these requirements.

Sarbanes-Oxley requires, among other things, that the combined company maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, the combined company must perform system and process evaluation and testing of its internal controls over financial reporting to allow management and the combined company’s independent registered public accounting firm to report on the effectiveness of its internal controls over financial reporting, as required by Section 404. The combined company’s compliance with Section 404 will require that it incur substantial accounting and related expenses and expend significant management efforts. The combined company may need to hire additional accounting and financial staff to satisfy the ongoing requirements of Section 404. Moreover, if the combined company is not able to comply with the requirements of Section 404, or if the combined company or its independent registered public accounting firm identifies deficiencies in its internal controls over financial reporting that are deemed to be material weaknesses, the market price of the combined company’s stock could decline and the combined company could be subject to sanctions or investigations by the NASDAQ Capital Market, the SEC, or other regulatory authorities.

We may become involved in securities class action litigation that could divert management’s attention and harm the combined company’s business, and insurance coverage may not be sufficient to cover all costs and damages.

In the past, securities class action or shareholder derivative litigation often follows certain significant business transactions, such as the sale of a business division or announcement of a merger. The combined company may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect the combined company’s business.

The exchange ratio will not be adjusted in the event of any change in either our stock price or Microbot’s share price.

In the Merger, each outstanding share of Microbot’s common stock (with certain exceptions), by virtue of the Merger and without any action on the part of the parties to the Merger Agreement or the holders of shares of our common stock, will be converted into the right to receive validly issued, fully paid and nonassessable our common stock pursuant to an established exchange ratio set forth in the Merger Agreement. This exchange ratio will not be adjusted for changes in the market price of either our common stock or Microbot stock. However, the exchange ratio may be adjusted to eliminate the effect of certain events, including a reclassification, recapitalization, or stock split in the outstanding shares of the capital stock of either StemCells or Microbot.

Share price changes may result from a variety of factors (many of which are beyond our or Microbot’s control), including the following:

•	changes in the our and Microbot’s respective businesses, operations and prospects, or the market assessments thereof;

•	market assessments of the likelihood that the Merger will be completed; and

•	general market and economic conditions and other factors generally affecting the price of our common stock.

The price of our common stock at the closing of the Merger may vary from the price on the date the Merger Agreement was executed and the dates of the special meetings of our stockholders. As a result, the market value of the merger consideration will also vary.

The market price of the combined company’s common shares after the Microbot Merger may be affected by factors different from those currently affecting the shares of our common stock.

Upon completion of the Merger, holders of our common stock will become holders of the combined company’s common stock. Our business differs significantly from the business of Microbot and, accordingly, the results of operations of the combined company and the market price of the combined company’s common stock following the completion of the Merger may be significantly affected by factors different from those currently affecting our independent results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 10.1 —	Severance Buy-Out Agreement, Compromise and Release, by and between StemCells, Inc. and Ken Stratton, dated June 6, 2016.

Exhibit 10.2 —	Severance Buy-Out Agreement, Compromise and Release, by and between StemCells, Inc. and Gregory Schiffman, dated June 6, 2016.

Exhibit 10.3 —	Severance Buy-Out Agreement, Compromise and Release, by and between StemCells, Inc. and Ian Massey, dated June 6, 2016.

Exhibit 10.4 —	Cooperation and Consulting Agreement, by and between StemCells, Inc. and Ken Stratton, dated June 6, 2016.

Exhibit 10.5 —	Cooperation and Consulting Agreement, by and between StemCells, Inc. and Gregory Schiffman, dated June 6, 2016.

Exhibit 10.6 —	Cooperation and Consulting Agreement, by and between StemCells, Inc. and Ian Massey, dated June 6, 2016.

Exhibit 10.7 —	Trust Agreement, by and between the StemCells, Inc. and David A Bradlow, dated June 16, 2016.

Exhibit 31.1 —	Certification of Ian J. Massey, Ph.D. under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 —	Certification of Gregory Schiffman under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 —	Certification of Ian J. Massey, Ph.D. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 —	Certification of Gregory Schiffman Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.1 —	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEMCELLS, INC. (name of Registrant)

August 15, 2016	/s/ Gregory Schiffman
Gregory Schiffman
Chief Financial Officer

Exhibit Index

Exhibit 10.1 —	Severance Buy-Out Agreement, Compromise and Release, by and between StemCells, Inc. and Ken Stratton, dated June 6, 2016.

Exhibit 10.2 —	Severance Buy-Out Agreement, Compromise and Release, by and between StemCells, Inc. and Gregory Schiffman, dated June 6, 2016.

Exhibit 10.3 —	Severance Buy-Out Agreement, Compromise and Release, by and between StemCells, Inc. and Ian Massey, dated June 6, 2016.

Exhibit 10.4 —	Cooperation and Consulting Agreement, by and between StemCells, Inc. and Ken Stratton, dated June 6, 2016.

Exhibit 10.5 —	Cooperation and Consulting Agreement, by and between StemCells, Inc. and Gregory Schiffman, dated June 6, 2016.

Exhibit 10.6 —	Cooperation and Consulting Agreement, by and between StemCells, Inc. and Ian Massey, dated June 6, 2016.

Exhibit 10.7 —	Trust Agreement, by and between the StemCells, Inc. and David A Bradlow, dated June 16, 2016.

Exhibit 31.1 —	Certification of Ian J. Massey, Ph.D. under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 —	Certification of Gregory Schiffman under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 —	Certification of Ian J. Massey, Ph.D. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 —	Certification of Gregory Schiffman Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.1 —	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.