Form 10-Q
period 2016-09-30
STEMCELLS INC
filed 2016-11-03
CIK 883975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2016

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

At October 20, 2016, there were 16,259,598 shares of Common Stock, $.01 par value, issued and outstanding.

STEMCELLS, INC.

NOTE REGARDING REFERENCES TO US AND OUR COMMON STOCK

Throughout this Form 10-Q, the words “we,” “us,” “our,” and “StemCells” refer to StemCells, Inc., including our directly and indirectly wholly-owned subsidiaries. “Common stock” refers to the common stock, $.01 par value, of StemCells, Inc.

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STEMCELLS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$2,078,618	$12,110,565
Restricted cash	—	2,422,500
Other receivables	23,530	53,405
Prepaid assets	—	625,296
Deferred financing costs, current	—	1,224
Other assets, current	3,378	—

Total current assets	2,105,526	15,212,990
Property, plant and equipment, net	—	5,217,929
Other intangible assets, net	38,827	45,816
Other assets, non-current	—	742,729

Total assets	$2,144,353	$21,219,464

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$813,626	$2,512,045
Accrued expenses and other current liabilities	560,654	5,731,596
Accrued expenses wind-down expenses	80,000	—
Loan payable net of discount, current	2,000,000	1,417,388
Deferred revenue, current	16,826	16,826
Capital lease obligation, current	—	20,032
Deferred rent, current	—	132,338

Total current liabilities	3,471,106	9,830,225
Capital lease obligations, non-current	—	15,878
Loan payable net of discount, non-current	—	8,916,641
Fair value of warrant liability	651,902	770,964
Deferred rent, non-current	—	1,621,338
Deferred revenue, non-current	16,639	29,258
Other long-term liabilities	126,439	369,370

Total liabilities	4,266,086	21,553,674
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Common stock, $0.01 par value; 200,000,000 shares authorized; issued and outstanding 16,259,598 at September 30, 2016 and 9,279,021 at December 31, 2015*	162,596	92,791
Additional paid-in capital	465,648,736	456,212,274
Accumulated deficit	(467,980,451)	(456,686,634)
Accumulated other comprehensive income	47,386	47,359

Total stockholders’ deficit	(2,121,733)	(334,210)

Total liabilities and stockholders’ deficit	$2,144,353	$21,219,464

*	Adjusted for the 1-for-12 reverse stock split as discussed in Note 1.

See Notes to Condensed Consolidated Financial Statements.

STEMCELLS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue:
Revenue from licensing agreements	$32,762	$37,030	$85,237	$88,158

Operating expenses:
Research and development	—	7,719,720	8,902,802	21,250,896
General and administrative	1,909,937	2,305,241	7,953,989	7,058,166
Wind-down expense	2,694	—	3,806,142	—

Total operating expenses	1,912,631	10,024,961	20,662,933	28,309,062

Loss from operations	(1,879,869)	(9,987,931)	(20,577,696)	(28,220,904)
Other income (expense):
Change in fair value of warrant liability	(4,250,308)	427,589	1,596,554	1,068,626
Conversion of CIRM loan to a grant	—	—	8,916,641	—
Gain on extinguishment of loan payable	—	—	242,931	—
Discount received on settlement of vendor invoices	1,875,701	—	1,875,701	—
Write-down of fixed assets	—	—	(3,332,736)	—
Gain on disposal of fixed assets	18,888	—	18,888	—
Interest income	218	2,171	8,530	5,704
Interest expense	(12,500)	(106,843)	(40,529)	(438,466)
Other income (expense), net	—	22,367	(2,101)	129,978

Total other income (expense), net	(2,368,001)	345,284	9,283,879	765,842

Net loss	$(4,247,870)	$(9,642,647)	$(11,293,817)	$(27,455,062)

Basic and diluted net income (loss) per share	$(0.30)	$(1.07)	$(0.95)	$(3.62)
Weighted average number of common shares outstanding, basic and diluted*	13,972,198	9,039,863	11,829,390	7,592,238

*	Adjusted for the 1-for-12 reverse stock split as discussed in Note 1.

See Notes to Condensed Consolidated Financial Statements.

STEMCELLS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net loss	$(4,247,870)	$(9,642,647)	$(11,293,817)	$(27,455,062)
Foreign currency translation adjustments	112	(2,927)	(85)	(18,517)

Comprehensive loss	$(4,247,758)	$(9,645,574)	$(11,293,902)	$(27,473,579)

See Notes to Condensed Consolidated Financial Statements.

StemCells, Inc.

Condensed Consolidated Statement of Stockholders’ Deficit

Unaudited

	Common Stock				Accumulated
			Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares*	Amount
Balances, December 31, 2015	9,279,021	$92,791	$456,212,274	$(456,686,634)	$47,359	$(334,210)
Net loss	—	—	—	(11,293,817)	—	(11,293,817)
Unrealized loss on foreign currency translation	—	—	—	—	27	27
Issuance of common stock and warrants, net of issuance cost of $890,487	2,263,917	22,639	1,570,038	—	—	1,592,677
Issuance of common stock through exercise of warrants, net of issuance cost of $195,000	4,194,780	41,948	7,191,530	—	—	7,233,478
Common stock issued for external services	86,913	869	96,632	—	—	97,501
Common stock issued pursuant to employee benefit plan	231,711	2,317	108,563	—	—	110,880
Compensation expense from grant of options and restricted stock units (fair value)	—	—	761,703	—	—	761,703
Exercise and net settlement of restricted stock units	203,256	2,032	(292,004)	—	—	(289,972)

Balances, September 30, 2016	16,259,598	$162,596	$465,648,736	$(467,980,451)	$47,386	$(2,121,733)

* Adjusted for the 1-for-12 reverse stock split as discussed in Note 1.

See Notes to Consolidated Financial Statements.

STEMCELLS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(11,293,817)	$(27,455,062)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	457,616	840,533
Stock-based compensation	743,174	4,086,710
Amortization of debt discount and issuance costs	6,331	98,988
Gain on disposal of fixed assets	(18,888)	(168,898)
Write-down of fixed assets	3,332,736	—
Change in fair value of warrant liability	(1,596,554)	(1,068,626)
Conversion of CIRM loan to grant revenue	(8,916,641)	—
Gain on extinguishment of CIRM loan	(242,931)	—
Discount received on final settlement of vendor invoices	(1,875,701)	—
Changes in operating assets and liabilities:
Trade receivables	—	152,877
Other receivables	29,459	113,746
Prepaid and other current assets	570,230	213,761
Other assets	40,000	—
Accounts payable and accrued expenses	(4,345,253)	(511,188)
Accrued wind-down expense	(1,319,863)	—
Deferred revenue	(12,619)	(12,619)
Deferred rent	(44,977)	(40,477)

Net cash used in operating activities	(24,487,698)	(23,750,255)
Cash flows from investing activities:
Purchases of property, plant and equipment	(15,434)	(1,005,273)
Proceeds from sale of property, plant and equipment	1,468,888	168,713

Net cash provided by (used in) investing activities	1,453,454	(836,560)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	7,259,613	24,942,963
Proceeds from exercise of warrants, net	3,044,035	—
Release of restricted cash	2,422,500	—
Payments related to net share issuance of stock based awards	(289,969)	(392,587)
Repayment of capital lease obligations	(11,030)	(17,764)
Proceeds from loan payable	2,000,000	—
Repayment of loan payable	(1,422,495)	(3,730,168)

Net cash provided by financing activities	13,002,654	20,802,444

Decrease in cash and cash equivalents	(10,031,590)	(3,784,371)
Effects of foreign exchange rate changes on cash	(357)	(17,969)
Cash and cash equivalents, beginning of period	12,110,565	24,987,603

Cash and cash equivalents, end of period	$2,078,618	$21,185,263

Supplemental disclosure of cash flow information:
Interest paid	$40,529	$191,895

Supplemental schedule of non-cash investing and financing activities:
Equipment acquired under a capital lease (1)	$—	$28,882

(1)	Represents the present value of future minimum capital lease payment for equipment leased

See Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2016 and 2015

Note 1. Summary of Significant Accounting Policies

Nature of Business

StemCells, Inc., a Delaware corporation, is a biopharmaceutical company that operates in one segment, the research, development, and commercialization of stem cell therapeutics and related technologies.

The accompanying financial data as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to these rules and regulations. The December 31, 2015 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. However, we believe that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Wind-down of operations

In May 2016, we decided to terminate our Phase II Pathway Study in spinal cord injury following an in-depth review of data from the study and after obtaining the concurrence of the study’s Interim Analysis Data Monitoring Committee. While the results showed overall improvement in patients treated with our proprietary cells, the magnitude of the effect and the perceived trend of the effect over time did not justify continuing the study or exploring the variability in the initial patient observations, given the financial resources available to us. Following this, in May 2016, our Board of Directors approved a plan to wind down our current operations, having considered the decision to terminate the Pathway Study, our available strategic alternatives and our current cash position. We are evaluating opportunities to monetize our intellectual property, including data collected in its studies and trade secrets, as well as the transfer of our proprietary HuCNS-SC cells and other assets through a potential sale. We will not proceed with our earlier plans to conduct a rights offering, for which we had filed a registration statement with the SEC. As part of the wind down of our operations, we conducted a reduction of our work force impacting all of our remaining full-time employees, consisting of approximately 50 employees and exited our facilities, as of August 1, 2016. Effective May 31, 2016, we recorded all expenses committed to the wind-down of our operations as wind-down expense. We recorded in aggregate, approximately $3,806,000 in wind-down expenses for the nine-month period ended September 30, 2016 (see Note 10, “Accrued Wind-down Expenses”).

We have incurred significant operating losses since inception and have an accumulated deficit of approximately $468,000,000 through September 30, 2016. As of September 30, 2016, we had cash and cash equivalents of approximately $2,079,000. We expect to incur additional operating losses over the foreseeable future. As of the date of this report, we have four employees and insufficient funds to cover future company operations. We have very limited liquidity and capital resources and must obtain additional capital and other resources through additional financing or business transactions with potential to provide funds required to restart and continue operations. There are no assurances that these transactions will be realized in whole or in part. These issues, raise substantial doubt about the ability of the Company to continue as a going concern. If we exhaust our cash reserves and are unable to obtain adequate financing, we may be unable to meet our operating obligations and we may be required to initiate bankruptcy proceedings. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

The Merger Agreement provides that, immediately following the Effective Time, the board of directors of StemCells will be designated by Microbot.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of StemCells, Inc., and our wholly-owned subsidiaries, including StemCells California, Inc., Stem Cell Sciences Holdings Ltd, and Stem Cell Sciences (UK) Ltd (“SCS”). All significant intercompany accounts and transactions have been eliminated.

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

As part of our December 2011 financing, we issued Series A Warrants with a five year term to purchase 666,667 shares at $16.80 per share and Series B Warrants with a ninety trading day term to purchase 666,667 units at $15.00 per unit. Each unit underlying the Series B Warrants consisted of one share of our common stock and one Series A Warrant. In the first and second quarter of 2012, an aggregate of 225,000 Series B Warrants were exercised. For the exercise of these warrants, we issued 225,000 shares of our common stock and 225,000 Series A Warrants. The remaining 441,667 Series B Warrants expired unexercised by their terms on May 2, 2012. The Series A Warrants contain full ratchet anti-dilution price protection so that, in most situations, upon the issuance of any common stock or securities convertible into common stock at a price below the then-existing exercise price of the Series A Warrants, the Series A exercise price will be reset to the lower common stock sales price. As a result of our April 2015 financing, the exercise price of the outstanding Series A warrants were reduced from $16.80 per share to $8.40 per share. Subsequently, as a result of our sale of shares of our common stock under a sales agreement entered into in 2009 and amended in 2012, the exercise price of the outstanding Series A warrants was reduced from $8.40 per share to $6.24 per share and as a result of our March 2016 financing, the exercise price of these warrants was reduced to approximately $3.60 per share. As part of our obligations under the Merger Agreement with Microbot, in August 2016, we negotiated with certain institutional holders of our 2016 Series A and Series B Warrants to have such holders surrender their 2016 Series B Warrants in exchange for a reduced exercise price of $0.30 per share on their existing 2016 Series A Warrants and the elimination of the anti-dilution price protection in the 2016 Series A Warrants. As a result of the exchange, the exercise price for all outstanding 2011 Series A Warrants and 2016 Series A and Series B Warrants was reset to $0.30 per share. Subsequent to the reset of the exercise price, an aggregate of 531,814 (from an outstanding aggregate of 578,081) 2011 Series A Warrants were exercised. For the exercise of these warrants, we issued 531,814 shares of our common stock. As terms of the Series A Warrants do not meet the specific conditions for equity classification, we are required to classify the fair value of these warrants as a liability, with subsequent changes in fair value to be recorded as income (loss) due to change in fair value of warrant liability. The fair value of the Series A Warrants is determined using a Black-Scholes model (see Note 11, “Warrant Liability”). The fair value is affected by changes in inputs to these models including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability. The estimated fair value of our 2011 Series A warrant liability at September 30, 2016, was approximately $55,000.

In March 2016, we raised gross proceeds of approximately $8,000,000 through an underwritten public offering of 2,222,250 units, at a price of $3.60 per unit, before deducting underwriting discounts and other offering expenses. Each unit consisted of a fixed combination of one share of our common stock, a Series A Warrant to purchase 0.50 of a share of our common stock, and a Series B Warrant to purchase 0.75 of a share of our common stock. Each Series A Warrant had an exercise price of $3.60 per share, was immediately exercisable, and will expire two years from the date of issuance. Each Series B Warrant had an exercise price of $5.04 per share, will become exercisable upon stockholder approval of an increase in our authorized capital and the one-year anniversary of the issuance date, whichever is later, and will expire on the fifth anniversary of the date they become exercisable. In connection with the offering, we granted the underwriters a 45-day option to purchase up to an additional 333,338 shares of our common stock and/or warrants to purchase up to an additional 416,672 shares of our common stock to cover over-allotments, if any. The option was exercised in part and we issued an additional 166,473 of Series A warrants and 249,709 of Series B Warrants. The Series A and Series B Warrants contain full ratchet anti-dilution price protection for two years so that, in most situations, upon the issuance of any common stock or securities convertible into common stock at a price below the then-existing exercise price of the respective warrants, the exercise price of these warrants will be reset to the lower common stock sales price. As part of our obligations under the Merger Agreement with Microbot, in August 2016, we negotiated with certain institutional holders of our 2016 Series A and Series B Warrants to have such holders surrender their 2016 Series B Warrants in exchange for a reduced exercise price of $0.30 per share on their existing 2016 Series A Warrants and the elimination of the anti-dilution price protection in the 2016 Series A Warrants. As a result of the exchange, the exercise price for all outstanding 2011 Series A Warrants and 2016 Series A and Series B Warrants was reset to $0.30 per share. Subsequent to the reset of the exercise price, an aggregate of 1,187,190 (from an outstanding aggregate of 1,277,609) 2016 Series A Warrants were exercised and an aggregate of 1,546,360 (from an outstanding aggregate of 1,916,407) 2016 Series B Warrants were surrendered. For the exercise of these warrants, we issued 1,187,190 shares of our common stock. The initial shares and warrants were offered under our effective shelf registration statement previously filed with the SEC. We intend to file a subsequent registration statement to register the common shares issuable when the Series B Warrants become exercisable. As terms of the Series A and Series B Warrants do not meet the specific conditions for equity classification, we are required to classify the fair value of these warrants as a liability, with subsequent changes in fair value to be recorded as income (loss) due to change in fair value of warrant liability. The fair value of the Series A and Series B Warrants is determined using a Black-Scholes model (see Note 11, “Warrant Liability”). The fair value is affected by changes in inputs to these models including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability. The estimated fair value of our warrant liability for the 2016 Series A and 2016 Series B warrants at September 30, 2016, was approximately $115,000 and $482,000 respectively.

Intangible Assets

Prior to fiscal year 2001, we capitalized certain patent costs, which are being amortized over the estimated life of the patents and would be expensed at the time such patents are deemed to have no continuing value. Since 2001, all patent costs have been expensed as incurred. License costs are capitalized and amortized over the estimated life of the related license agreement. In May 2016, our Board of Directors approved a plan to wind down our current operations, having considered the decision to terminate the Pathway Study, our available strategic alternatives and the current cash position. We are evaluating opportunities to monetize our intellectual property, including data collected in its studies and trade secrets, as well as the transfer of our proprietary HuCNS-SC cells and other assets through a potential sale. As these intellectual properties are no longer in use to further our R&D programs, effective the third quarter of 2016, capitalized costs are no longer being amortized.

Revenue Recognition

We currently recognize revenue resulting from the licensing and use of our technology and intellectual property. Licensing agreements may contain multiple elements, such as upfront fees, payments related to the achievement of particular milestones and royalties. Revenue from upfront fees for licensing agreements that contain multiple elements are generally deferred and recognized on a straight-line basis over the term of the agreement. Fees associated with substantive at risk performance-based milestones are recognized as revenue upon completion of the scientific or regulatory event specified in the agreement, and royalties received are recognized as earned. Revenue from licensing agreements is recognized net of a fixed percentage due to licensors as royalties. In April 2013, we entered into an agreement with the California Institute for Regenerative Medicine (“CIRM”) under which CIRM would have provided up to approximately $19.3 million as a forgivable loan, in accordance with mutually agreed upon terms and conditions and CIRM regulations. The CIRM loan helped fund preclinical development of our HuCNS-SC cells for Alzheimer’s disease. Between July 2013 and August 2014, we received in aggregate, approximately $9.6 million as disbursements of the loan provided under the CIRM Loan Agreement. However, in December 2014, as findings under this preclinical study in Alzheimer’s disease did not meet certain pre-determined criteria for continued funding of this program by CIRM, the parties terminated the loan agreement and we wound down this preclinical study which had been funded in part by the CIRM loan agreement. In February 2015, we repaid CIRM approximately $679,000 of the aggregate loan proceeds received. Under the terms of the CIRM loan agreement, principal amount of approximately $8,917,000 and accrued interest of approximately $243,000 were forgiven. However, authoritative accounting guidance requires certain conditions (which includes a legal release from the creditor) to be met before a liability can be extinguished and derecognized. In May 2016, we issued a letter to CIRM constituting notice that we elected to convert our loan into a grant pursuant to the CIRM’s Loan Administration Policy, as amended effective April 25, 2016, and as if the forgiven loan balance had been total allowable project costs funded by CIRM. In the second quarter of 2016, we re-classified the principal amount of approximately $8,917,000 as “Other income” and the accrued interest of approximately $243,000 as “Gain on extinguishment of a loan” in our Condensed Consolidated Statement of Operations.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net loss	$(4,247,870)	$(9,642,647)	$(11,293,817)	$(27,455,062)
Weighted average shares outstanding used to compute basic and diluted net loss per share	13,972,198	9,039,863	11,829,390	7,592,238
Basic and diluted net loss per share	$(0.30)	$(1.07)	$(0.95)	$(3.62)

The following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive as of September 30:

	2016	2015 *
Options	20,091	232,852
Restricted stock units	133,476	771,877
Warrants	1,142,772	3,689,821

Total	1,296,339	4,694,550

*	Adjusted for the 1-for-12 reverse stock split as discussed in Note 1.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income or loss and other comprehensive income or loss (“OCL”). OCL includes certain changes in stockholders’ equity that are excluded from net income or loss. Specifically, when applicable, we include in OCL changes in unrealized gains and losses on foreign currency translations. Accumulated other comprehensive income was $47, 386 and $47,359 as of September 30, 2016 and December 31, 2015, respectively.

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

In June 2016, the FASB issued ASU 2016-013, “Measurement of Credit Losses on Financial Instruments”. The main objective of this update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this update affect an entity to varying degrees depending on the credit quality of the assets held by the entity, their duration, and how the entity applies current GAAP. For public business entities that are U.S. Securities and Exchange Commission (“SEC”) filers, the amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We do not anticipate the adoption of this ASU will have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-015, “Classification of Certain Cash Receipts and Cash Payments”. This update addresses eight specific cash flow issues with the objective of reducing existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, “Statement of Cash Flows”, and other Topics. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within fiscal years after December 15, 2019. Early adoption is permitted. We do not anticipate the adoption of this ASU will have a material impact on our consolidated financial statements.

Note 2. Financial Instruments

The following table summarizes the fair value of our cash and cash equivalents held in our current investment portfolio:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
September 30, 2016
Cash	$2,078,618	$—	$—	$2,078,618

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
December 31, 2015
Cash	$830,190	$—	$—	$830,190
Cash equivalents	11,280,375	—	—	11,280,375
Restricted cash (money market accounts)	2,422,500	—	—	2,422,500

Total cash and cash equivalents	$14,533,065	$—	$—	$14,533,065

At September 30, 2016, to maintain liquidity, our cash balances are in checking accounts. From time to time, we carry cash balances in excess of federally insured limits.

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

Our liability for warrants issued in our 2011 financing and 2016 financing is classified as Level 2 as the liability is valued using a Black-Scholes model. Some of the significant inputs used to calculate the fair value of warrant liability include our stock price on the valuation date, expected volatility of our common stock as traded on NASDAQ, and risk-free interest rates that are derived from the yield on U.S. Treasury debt securities, all of which are observable from active markets. Our note payable is classified as level 2 based on pricing sources and observable inputs.

The following table presents financial liabilities measured at fair value as of September 30, 2016:

	Fair Value Measurement at Report Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	As of September 30, 2016
Financial liabilities:
Note payable	—	$2,000,000	$—	$2,000,000
Warrant liabilities	—	651,902	—	651,902

Total financial liabilities	$—	$2,651,902	$—	$2,651,902

The following table presents financial assets and liabilities measured at fair value as of December 31, 2015:

	Fair Value Measurement at Report Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	As of December 31, 2015
Financial assets
Cash equivalents:
Money market funds	$2,544,475	$—	$—	$2,544,475
U.S. Treasury debt obligations	11,158,400	—	—	11,158,400

Total financial assets	$13,702,875	$—	$—	$13,702,875

	Fair Value Measurement at Report Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	As of December 31, 2015
Financial liabilities:
Loan payable net of discounts	$—	$—	$10,334,029	$10,334,029
Warrant liabilities	—	—	770,964	770,964

Total financial liabilities	$—	$—	$11,104,993	$11,104,993

Note 4. Trust Account

As part of our wind down of operations, we entered into a trust agreement on June 16, 2016 with David A. Bradlow, as trustee, in order to establish a third party trust for the benefit of our employees and, in particular, to help ensure the availability of funds necessary to satisfy our future commitments to exiting employees and tax authorities. At the time, and following a renegotiation of all our existing severance obligations owed to employees, we transferred $2.3 million to fund the trust. This amount represented our best estimate of (i) severances expected to become payable to employees upon the termination of their employment, (ii) anticipated accrued paid time off expected to be due at the time of their termination of employment, (iii) certain anticipated future employee wages, (iv) certain anticipated tax obligations, (v) potential retention bonuses payable in October, and (vi) anticipated costs associated with the administration of the trust. In all cases, the severance amounts contributed into the beneficial trust were net of the agreed-upon negotiated discounts of more than 50% from each employee’s original severance agreement with the Company. In the third quarter of 2016, the trustee released to the approximately 50 impacted employees and tax authorities approximately $2.1 million from the trust, in all cases pursuant to the terms of the trust agreement. The amount was part of the approximately $3,800,000 recorded as wind-down expense in our Condensed Consolidated Statement of Operations. In September 2016, after the deduction of Trustee fees of approximately $36,000, the balance of approximately $115,000 was refunded to the Company in accordance with the terms of the trust agreement.

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

Following this, on May 30, 2016, our Board of Directors approved a plan to wind down our current operations, having considered the decision to terminate the Pathway Study, our available strategic alternatives and our current cash position. As part of the wind down of our operations, we conducted a reduction of our work force impacting all of our remaining full-time employees, consisting of approximately 50 employees, termed our commercial lease agreements and exited our two facilities located in Newark and Sunnyvale, California, as of August 1, 2016. At May 31, 2016, we wrote down the assets in these facilities to its estimated realizable value of $1,450,000 and classified the expected proceeds from the sale of these assets as “Assets held for sale” in our Condensed Consolidated Balance Sheets. Assets that were held for sale effective May 31, 2016 were no longer depreciated. By way of an auction, we sold all of our tangible assets at our Newark facility in July 2016 and received approximately $819,000. In July 2016, the lease for our Sunnyvale facility was taken over by an unrelated company. As part of the lease transfer, the unrelated company acquired all of our tangible assets at this facility for $650,000. The table below summarizes these changes:

	September 30, 2016	December 31, 2015
Building and improvements	$3,608,588	$3,608,588
Machinery and equipment	8,545,637	8,530,203
Furniture and fixtures	338,259	338,259

	12,492,484	12,477,050
Less accumulated depreciation	(7,709,748)	(7,259,121)
Less write-down	(3,332,736)	—

Assets held for sale	$1,450,000	$5,217,929

Proceeds from sale	1,468,888	—

Gain on disposal of assets	$18,888	$—

Note 6. Intangible Assets

Prior to fiscal year 2001, we capitalized certain patent costs, which are being amortized over the estimated life of the patents and would be expensed at the time such patents are deemed to have no continuing value. Since 2001, all patent costs have been expensed as incurred. License costs are capitalized and amortized over the estimated life of the related license agreement. In May 2016, our Board of Directors approved a plan to wind down our current operations, having considered the decision to terminate the Pathway Study, our available strategic alternatives and the current cash position. We are evaluating opportunities to monetize our intellectual property, including data collected in its studies and trade secrets, as well as the transfer of our proprietary HuCNS-SC cells and other assets through a potential sale. As these intellectual properties are no longer in use to further our R&D programs, effective the third quarter of 2016, capitalized costs are no longer being amortized.

The components of our intangible assets at September 30, 2016 are summarized below:

Intangible Asset Class	Cost	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Patents and licenses	$160,436	$(121,609)	$38,827	15 years

Note 7. Stock-Based Compensation

We currently grant stock-based compensation under our 2013 Equity Incentive Plan approved by our stockholders and one plan adopted in 2012 pursuant to NASDAQ Listing Rule 5635(c) (4) concerning inducement grants for new employees (our “2012 Commencement Incentive Plan”). As of September 30, 2016, we had 1,032,153 shares available to grant under the above mentioned plans. At our annual stockholders meeting held on December 20, 2013, our stockholders approved our 2013 Equity Incentive Plan to grant stock-based compensation of up to an initial 6,000,000 shares, plus an increase of 4% per year of the outstanding number of shares of our common stock beginning in January 1, 2015. Under the stockholder-approved plan we may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, 401(k) Plan employer match in form of shares and performance-based shares to our employees, directors and consultants, at prices determined by our Board of Directors. Incentive stock options may only be granted to employees under these plans with a grant price not less than the fair market value on the date of grant. Under our 2012 Commencement Inducement Plan, we may only award options, restricted stock units and other equity awards to newly hired employees and newly engaged directors, in each case as allowed by NASDAQ listing requirements.

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

In May 2016, our Board of Directors approved a plan to wind down our current operations, having considered the decision to terminate the Pathway Study, our available strategic alternatives and our current cash position. As part of the wind down of our operations, we conducted a reduction of our work force impacting all of our remaining full-time employees, consisting of approximately 50 employees, as of August 1, 2016. Unvested options and RSUs of the employees impacted were forfeited. Stock based compensation expense for the three months ended September 30, 2016 reflect forfeiture of unvested options and restricted stock units. As of September 30, 2016, we expect the outstanding unvested options and restricted stock units as of that date to be forfeited and we do not expect to recognize any compensation expense for these awards in periods subsequent to September 30, 2016.

Our stock-based compensation expense for the three and nine months ended September 30 was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Research and development expense	$—	$781,791	$(237,780)	$2,063,499
General and administrative expense	(189,140)	644,451	980,954	2,023,211

Total stock-based compensation	$(189,140)	$1,426,242	$743,174	$4,086,710

Effect on basic and diluted net loss per share	$0.01	$(0.16)	$(0.06)	$(0.54)

Stock Options

A summary of our stock option activity for the three months ended September 30, 2016 is as follows:

	Number of options	Weighted-average exercise price ($) per share
Outstanding options at June 30, 2016	27,831	135.64
Granted	—	—
Exercised	—	—
Cancelled	(7,740)	87.60

Outstanding options at September 30, 2016	20,091	154.15

A summary of changes in unvested options for the three months ended September 30, 2016 is as follows:

	Number of options	Weighted-average exercise price ($) per share	Weighted-average grant date fair value ($) per option
Unvested options at June 30, 2016	1,250	8.52	5.53
Granted	—	—	—
Vested	—	—	—
Cancelled	—	—	—

Unvested options at September 30, 2016	1,250	8.52	5.53

Restricted Stock Units

We have granted restricted stock units (“RSUs”) to certain employees and members of the Board of Directors which entitle the holders to receive shares of our common stock upon vesting of the RSUs. The fair value of restricted stock units granted is based upon the market price of the underlying common stock as if it were vested and issued on the date of grant.

A summary of changes in our restricted stock units for the three months ended September 30, 2016 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value ($)
Outstanding at June 30, 2016	333,930	10.18
Granted	—	—
Vested and exercised	(194,620)	10.05
Cancelled	(5,834)	22.08

Outstanding at September 30, 2016	133,476	9.87

Stock Appreciation Rights

In July 2006, we granted cash-settled Stock Appreciation Rights (“SARs”) to certain employees that give the holder the right, upon exercise, to the difference between the price per share of our common stock at the time of exercise and the exercise price of the SARs.

The SARs have a maximum term of ten years with an exercise price of $240.00, which is equal to the market price of our common stock at the date of grant. The SARs vest 25% on the first anniversary of the grant date and 75% vest monthly over the remaining three-year service period. At September 30, 2016 and 2015, there were 110,593 SARs outstanding. All of the outstanding SARs have expired unexercised in July 2016.

Note 8. Loan Payable

Loan Agreement with Silicon Valley Bank

In April 2013, we entered into a Loan Agreement with Silicon Valley Bank (“SVB”) and received loan proceeds of $9,900,000, net of a $100,000 cash discount. The loan proceeds were used for research and development and general corporate purposes. The loan had a three-year term and bore interest at an annual rate of 6%. The loan obligations were secured by a first priority security interest on substantially all of our assets excluding intellectual property. For the first six months, payments were interest only followed by repayment of principal and interest over a period of 30 months. There was a final $1,000,000 fee payable at the end of the term which was expensed over the term of the loan using the effective interest method. In conjunction with the Loan Agreement, we issued to SVB a ten year warrant to acquire 293,531 shares of common stock at an exercise price of $1.7034 per share. The warrant is immediately exercisable and expires in April 2023. We estimated the fair value of the warrant to be approximately $388,000 using the Black-Scholes option pricing model with the following assumptions:

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

Loan Agreement with California Institute for Regenerative Medicine

In April 2013, we entered into an agreement with the California Institute for Regenerative Medicine (“CIRM”) under which CIRM would have provided up to approximately $19.3 million as a forgivable loan, in accordance with mutually agreed upon terms and conditions and CIRM regulations. The CIRM loan helped fund preclinical development of our HuCNS-SC cells for Alzheimer’s disease. Between July 2013 and August 2014, we received in aggregate, approximately $9.6 million as disbursements of the loan provided under the CIRM Loan Agreement. However, in December 2014, as findings under this preclinical study in Alzheimer’s disease did not meet certain pre-determined criteria for continued funding of this program by CIRM, the parties terminated the loan agreement and we wound down this preclinical study which had been funded in part by the CIRM loan agreement. In February 2015, we repaid CIRM approximately $679,000 of the aggregate loan proceeds received. Under the terms of the CIRM loan agreement, principal amount of approximately $8,917,000 and accrued interest of approximately $243,000 were forgiven. However, authoritative accounting guidance requires certain conditions (which includes a legal release from the creditor) to be met before a liability can be extinguished and derecognized. In May 2016, we issued a letter to CIRM constituting notice that we elected to convert our loan into a Grant pursuant to the CIRM’s Loan Administration Policy, as amended effective April 25, 2016, and as if the forgiven loan balance had been total allowable project costs funded by CIRM. In the second quarter of 2016, we re-classified the principal amount of approximately $8,917,000 as “Other income” and the accrued interest of approximately $243,000 as “Gain on extinguishment of a loan” in our Condensed Consolidated Statement of Operations.

Loan Agreement with Alpha Capital Anstalt

On August 15, 2016, as part of the Merger Agreement, we issued a 5.0% secured note (“Note”) to Alpha Capital Anstalt (“Investor”), in the principal amount of $2 million, payable upon the earlier of (i) 30 days following the consummation of the Microbot Merger and (ii) December 31, 2016. Proceeds from the Note have been used to offset transaction costs associated with the Microbot Merger.

Pursuant to the terms of the Note, we are obligated to pay interest on the principal amount owed under the Note at a fixed rate per annum of 5.0%, payable monthly on the first of the month, beginning on December 31, 2016 until the principal amount is paid in full. In addition, on August 15, 2016, we and the Investor entered into a Security Agreement to secure our obligations under the Note. Our obligations are secured by a first priority security interest in all of our intellectual property and certain general assets other than cash, deposit accounts, certificates of deposit and securities accounts.

Note 9. Commitments and Contingencies

Operating leases

We leased various real properties under operating leases that generally require us to pay taxes, insurance, maintenance, and minimum lease payments. Some of our leases had options to renew.

Operating Leases — California

In December 2010, we entered into a commercial lease agreement with BMR-Gateway Boulevard LLC (“BMR”), as landlord, for office and research space at BMR’s Pacific Research Center in Newark, California. The initial term of the lease was approximately eleven and one-half years and included escalating rent payments which we recognized as lease operating expense on a straight-line basis. We were expected to pay approximately $17,869,000 in aggregate as rent over the term of the lease to BMR. In May 30, 2016, our Board of Directors approved a plan to wind down our current operations, having considered the decision to terminate the Pathway Study, our available strategic alternatives and our current cash position. On June 30, 2016, BMR filed a civil complaint for damages against us in Alameda County Superior Court. In its suit, BMR alleged that we had breached our lease agreement by winding down operations in our Newark facility. We disputed BMR’s allegations and opposed the litigation. However, on July 29, 2016, in order to avoid the costs and uncertainties inherent in any litigation, the parties to the BMR Suit agreed to settle the case. As part of the settlement agreement with BMR, in August 2016, we made a one-time settlement payment of $800,000 to BMR and forfeited our security deposit of $333,000 with BMR. The suit was dismissed and we exited the Newark facility as of August 1, 2016.

In March 2013, we entered into a commercial lease agreement with Prologis, L.P. (“Prologis”), as landlord, for office and research space in Sunnyvale, California. The facility was for operations that supported our clinical development activities. The initial term of the lease was ten years and included escalating rent payments which we recognized as lease operating expense on a straight-line basis. We were expected to pay approximately $3,497,000 in aggregate rent over the term of the lease. As part of the lease, Prologis had agreed to provide us financial allowances to build initial tenant improvements, subject to customary terms and conditions relating to landlord-funded tenant improvements. The tenant improvements were recorded as leasehold improvement assets and amortized over the term of the lease. In May 30, 2016, our Board of Directors approved a plan to wind down our current operations, having considered the decision to terminate the Pathway Study, our available strategic alternatives and our current cash position. As part of the wind down of our operations, we terminated our lease agreement by entering into a series of agreements with both Miltenyi Biotec, Inc., a California subsidiary of a German research tools company (“Miltenyi”), and the company’s landlord that provided for an early exit from the Sunnyvale facility. As part of these transactions, we assigned our existing real property lease to the Sunnyvale facility to Miltenyi, sold certain equipment in this facility to Miltenyi for $650,000, and received $40,000 as refund of our security deposit from Prologis. No lease termination fee was paid to exit this facility.

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

We recorded approximately $3,806,000 in wind-down expenses for the nine-month period ended September 30, 2016. The following table summarizes these expenses:

Nine months ended September 30, 2016
Employee related	$3,135,182
External services	319,953
Legal	286,134
Facilities related	(590,505)
Clinical trials close out	430,834
Other	224,544

Total wind-down expense	$3,806,142

As of September 30, 2016, our accrued wind-down expense, primarily employee related, was approximately $80,000.

Note 11. Warrant Liability

In December 2011, we raised gross proceeds of $10,000,000 through a public offering of 666,667 units and 666,667 Series B Warrants. The combination of units and Series B Warrants were sold at a public offering price of $15.00 per unit. Each Series B Warrant gave the holder the right to purchase one unit at an exercise price of $15.00 per unit and was exercisable until May 2, 2012, the 90th trading day after the date of issuance. Each unit consists of one share of our common stock and one Series A Warrant. Each Series A Warrant gives the holder the right to purchase one share of our common stock at an initial exercise price of $16.80 per share. The Series A Warrants are immediately exercisable upon issuance and will expire in December 2016. In 2012, an aggregate of 225,000 Series B Warrants were exercised. For the exercise of these warrants, we issued 225,000 shares of our common stock and 225,000 Series A Warrants. The remaining 441,667 Series B Warrants expired unexercised by their terms on May 2, 2012. In 2012,

2013 and 2014, an aggregate of 183,215, 32,045 and 98,335 Series A Warrants were exercised, respectively. For the exercise of these warrants, in 2012, 2013 and 2014, we issued 183,215, 32,045 and 98,335 shares of our common stock and received gross proceeds of approximately $3,078,000, $538,000 and $1,652,000, respectively. The shares were offered under our shelf registration statement previously filed with previously filed with, and declared effective by, the SEC. The Series A Warrants contain full ratchet anti-dilution price protection so that, in most situations upon the issuance of any common stock or securities convertible into common stock at a price below the then-existing exercise price of the outstanding Series A Warrants, the Series A exercise price will be reset to the lower common stock sales price. As a result of our April 2015 financing, the exercise price of the outstanding Series A warrants was reduced from $16.80 per share to $8.40 per share. Subsequently, as a result of our sale of shares of our common stock under a sales agreement entered into in 2009 and amended in 2012, the exercise price of the outstanding Series A warrants was reduced from $8.40 per share to $6.24 per share and as a result of our March 2016 financing, the exercise price of these warrants were further reduced to approximately $3.60 per share. As part of our obligations under the Merger Agreement with Microbot, in August 2016, we negotiated with certain institutional holders of our 2016 Series A and Series B Warrants to have such holders surrender their 2016 Series B Warrants in exchange for a reduced exercise price of $0.30 per share on their existing 2016 Series A Warrants and the elimination of the anti-dilution price protection in the 2016 Series A Warrants. As a result of the exchange, the exercise price for all outstanding 2011 Series A Warrants and 2016 Series A and Series B Warrants was reset to $0.30 per share. Subsequent to the reset of the exercise price, an aggregate of 531,814 (from an outstanding aggregate of 578,081) 2011 Series A Warrants were exercised. For the exercise of these warrants, we issued 531,814 shares of our common stock. The fair value of the warrant liability will be revalued at the end of each reporting period, with the change in fair value of the warrant liability recorded as a gain or loss in our Condensed Consolidated Statements of Operations. The fair value of the warrants will continue to be classified as a liability until such time as the warrants are exercised, expire or an amendment of the warrant agreement renders these warrants to be no longer classified as a liability. The estimated fair value of our 2011 Series A warrant liability at September 30, 2016, was approximately $55,000.

In March 2016, we raised gross proceeds of approximately $8.0 million through an underwritten public offering of 2,222,250 units, at a price of $3.60 per unit, before deducting underwriting discounts and other offering expenses. Each unit consists of a fixed combination of one share of our common stock, a Series A Warrant to purchase 0.50 of a share of our common stock, and a Series B Warrant to purchase 0.75 of a share of our common stock. Each Series A Warrant has an exercise price of $3.60 per share, is immediately exercisable, and will expire two years from the date of issuance. Each Series B Warrant has an exercise price of $5.04 per share, will become exercisable upon stockholder approval of an increase in our authorized capital and the one-year anniversary of the issuance date, whichever is later, and will expire on the fifth anniversary of the date they become exercisable. In connection with the offering, we granted the underwriters a 45-day option to purchase up to an additional 333,338 shares of our common stock and/or warrants to purchase up to an additional 416,672 shares of our common stock to cover over-allotments, if any. The option was exercised in part and we issued an additional 166,473 of Series A warrants and 249,709 of Series B Warrants. The Series A and Series B Warrants contain full ratchet anti-dilution price protection for two years so that, in most situations, upon the issuance of any common stock or securities convertible into common stock at a price below the then-existing exercise price of the respective warrants, the exercise price of these warrants will be reset to the lower common stock sales price. As part of our obligations under the Merger Agreement with Microbot, in August 2016, we negotiated with certain institutional holders of our 2016 Series A and Series B Warrants to have such holders surrender their 2016 Series B Warrants in exchange for a reduced exercise price of $0.30 per share on their existing 2016 Series A Warrants and the elimination of the anti-dilution price protection in the 2016 Series A Warrants. As a result of the exchange, the exercise price for all outstanding 2011 Series A Warrants and 2016 Series A and Series B Warrants was reset to $0.30 per share. Subsequent to the reset of the exercise price, an aggregate of 1,187,190 (from an outstanding aggregate of 1,277,609) 2016 Series A Warrants were exercised and an aggregate of 1,546,360 (from an outstanding aggregate of 1,916,407) 2016 Series B Warrants were surrendered. For the exercise of these warrants, we issued 1,187,190 shares of our common stock. The initial shares and warrants were offered under our effective shelf registration statement previously filed with the SEC. We intend to file a subsequent registration statement to register the common shares issuable upon the time the Series B Warrants become exercisable. As terms of the Series A and Series B Warrants do not meet the specific conditions for equity classification, we are required to classify the fair value of these warrants as a liability, with subsequent changes in fair value to be recorded as income (loss) due to change in fair value of warrant liability. The estimated fair value of our warrant liability for the 2016 Series A and 2016 Series B warrants at September 30, 2016, was approximately $115,000 and $482,000 respectively.

We used the Black-Scholes valuation model to estimate fair value of these warrants issued in our 2011 financing and 2016 financing transactions. In using this model, we make certain assumptions about risk-free interest rates, dividend yields, volatility, expected term of the warrants and other assumptions. Risk-free interest rates are derived from the yield on U.S. Treasury debt securities. Dividend yields are based on our historical dividend payments, which have been zero to date. Volatility is estimated from the historical volatility of our common stock as traded on NASDAQ. The expected term of the warrants is based on the time to expiration of the warrants from the date of measurement.

The assumptions used for the Black-Scholes model to value the Warrants at September 30, 2016 are as follows:

	Series A (2011)	Series A (2016)	Series B (2016)
Risk-free interest rate per year	0.25%	0.74%	1.32%
Expected volatility per year	430.7%	237.1%	140.6%
Expected dividend yield	0%	0%	0%
Expected life (years)	0.2	1.5	5.5

The following table is a summary of the changes in fair value of warrant liability in the third quarter of 2016:

	Series A (2011)	Series A (2016)	Series B (2016)	Total
Balance at December 31, 2015	$770,964	$—	$—	$770,964
Exercised	(838,485)	(1,564,788)	—	(2,403,273)
Cancelled	—	—	(1,786,170)	(1,786,170)
Changes in fair value	122,466	1,679,706	2,268,209	4,070,381

Balance at September 30, 2016	$54,945	$114,918	$482,039	$651,902

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

Note 12. Equity Financing

On August 16, 2016, we announced that from the period beginning August 16, 2016 through August 17, 2016 (“Exercise Period”), we would accept warrant exercises from the holders of the outstanding warrants that we issued in 2015 (the “2015 Warrants”) to purchase our common stock at a reduced exercise price of $1.10 per share. Any exercises of the 2015 Warrants outside of the Exercise Period will continue to be honored at the $10.20 exercise price. During the exercise period, an aggregate of 2,475,776 of the 2015 Warrants were exercised. For the exercise of these warrants, we issued 2,475,776 shares of our common stock and received gross proceeds of approximately $2,723,000.

As part of our obligations under the Merger Agreement with Microbot, in August 2016, we negotiated with certain institutional holders of our 2016 Series A and Series B Warrants to have such holders surrender their 2016 Series B Warrants in exchange for a reduced exercise price of $0.30 per share on their existing 2016 Series A Warrants and the elimination of the anti-dilution price protection in the 2016 Series A Warrants. As a result of the exchange, the exercise price for all outstanding 2011 Series A Warrants and 2016 Series A and Series B Warrants was reset to equal $0.30 per share. Subsequent to the reset of the exercise price, an aggregate of 1,187,190 (from an outstanding aggregate of 1,277,609) 2016 Series A Warrants were exercised and an aggregate of 1,546,360 (from an outstanding aggregate of 1,916,407) 2016 Series B Warrants were surrendered. In addition, an aggregate of 531,814 (from an outstanding aggregate of 578,801) 2011 Series A Warrants were exercised. For the exercise of these warrants, we issued in aggregate, 1,719,004 shares of our common stock and received gross proceeds of approximately $516,000.

The shares were offered under our shelf registration statement previously filed with, and declared effective by, the SEC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and related notes included in Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. This discussion, as well as the remainder of this Quarterly Report on Form 10-Q, may contain forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act that involve substantial risks and uncertainties. Such statements include, without limitation, all statements as to expectation or belief and statements as to our future results of operations. Forward looking statements can be identified by the use of words such as “believe,” “expect,” “may,” “will,” “should,” “intend,” “anticipate” or the negative thereof or comparable terminology, and include discussions of matters such as anticipated financial performance, liquidity and capital resources, business prospects, technological developments, new and existing products, regulatory approvals and research and development activities. Our actual results may vary materially from those contained in such forward-looking statements because of risks to which we are subject. All forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth in “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2015 and our Form10-Q for the quarter ended June 30, 2016.

Overview

The Company

We were engaged in the research, development, and commercialization of cell-based therapeutics. Our research and development (“R&D”) programs were primarily focused on identifying and developing potential cell-based therapeutics which could either restore or support organ function. In particular, since we relocated our operations to California in 1999, our R&D efforts had been directed at refining our methods for identifying, isolating, culturing, and purifying the human neural stem cell and developing this cell as potential cell-based therapeutics for the central nervous system (“CNS”).

In October 2014, we had initiated a Phase II proof of concept clinical trial to further investigate our HuCNS-SC cells as a treatment for spinal cord injury. The Phase II Pathway™ Study was the first clinical trial designed to evaluate both the safety and efficacy of transplanting human neural stem cells into patients with cervical spinal cord injury. Traumatic injuries to the cervical (neck) region of the spinal cord, also known as tetraplegia or quadriplegia, impair sensation and motor function of the hands, arms, legs, and trunk. The trial was conducted as a randomized, controlled, single-blind study and efficacy was to have been primarily measured by assessing motor function according to the International Standards for Neurological Classification of Spinal Cord Injury (“ISNCSCI”). The primary efficacy outcome would focus on change in upper extremity strength as measured in the hands, arms, and shoulders. The trial was to follow the participants for one year and enroll up to fifty-two subjects. The trial was planned for three cohorts; the first cohort was an open-label dose escalation arm involving six patients to determine the cell dose to be used for the second and third cohort of the study; the second cohort would have enrolled forty patients to form the single blinded controlled arm of the Phase II study with the primary efficacy outcome to be tested was the change in motor strength of the various muscle groups in the upper extremities innervated by the cervical spinal cord; the third cohort was planned as an optional open label cohort targeted to enroll six patients to assess safety and preliminary efficacy in patients with less severe injuries (“AIS C”). We transplanted our first subject in this Phase II trial in December 2014 and completed transplanting the six patients comprising the first cohort of this trial in April 2015. The six-month results for the first cohort showed that muscle strength had improved in five of the six patients with four of these five patients also demonstrating improved performance on functional tasks assessing dexterity and fine motor skills. In addition, four of the six patients showed improvement in the level of spinal cord injury as defined and measured by the ISNCSCI assessment of at least one level. We commenced enrollment of the second cohort in the Pathway Study in June 2015 and had thirteen sites in the United States and Canada that were actively recruiting patients. We expected to complete enrollment of Cohort II by the end of the third quarter of 2016, and we expected to have final results of this trial before year-end 2017. The six-, nine- and twelve-month results from the first cohort of the Pathway Study revealed encouraging patterns of improvements from baseline, especially in the first six months of the study. This was confirmed separately by a review of the data by independent experts in spinal cord injury, who agreed that the overall results indicated evidence of biological activity. However, we observed in this cohort a declining trend in the magnitude of the effect in both strength and function at the twelve month time point. While the results at twelve months were still improved from baseline, this late variability led us to conduct an earlier-than-planned interim analysis of the Cohort II data. The results of this interim analysis were reviewed by us as well as by an Interim Analysis Data Monitoring Committee (“IA-DMC”) consisting of three leading clinicians in the spinal cord injury field. The IA-DMC reviewed the accrued data to date against specific clinically relevant criteria linked to achieving the statistically significant result for improving motor strength and function in treated patients. Following this analysis, the IA-DMC concluded that the data failed the futility criteria established for the interim analysis and recommended cessation of the study. We took the IA-DMC’s recommendation under advisement in making our decision to terminate the Pathway Study.

Previous clinical trials conducted by us included:

•	a Phase I/II clinical trial of our HuCNS-SC cells for the treatment of thoracic spinal cord injury which represented the first time that neural stem cells had been transplanted as a potential therapeutic agent for spinal cord injury. The Phase I/II trial evaluated both safety and preliminary efficacy of our proprietary HuCNS-SC human neural stem cells as a treatment for chronic thoracic spinal cord injury. The trial was completed in May 2014. We reported the results from twelve-month data that revealed sustained improvements in sensory function that emerged consistently around three months after transplantation and persisted until the end of the study. The patterns of sensory gains were confirmed to involve multiple sensory pathways and were observed more frequently in the patients with less severe injury; three of the seven AIS A patients and four of the five AIS B patients showed signs of positive sensory gains confirming the previously reported interim results. In addition, two patients progressed during the study from the most severe classification, AIS A, to the lesser degree of injury grade, AIS B.

•	a Phase I/II clinical trial in dry AMD at five trial sites in the United States to evaluate the safety and preliminary efficacy of sub-retinal HuCNS-SC cell transplantation in geographic atrophy (“GA”), the most advanced form of dry AMD. The trial was completed in June 2014. Multiple safety and efficacy assessments were incorporated into the study, including various assessments of visual function and measurements of disease status by direct retinal examination. The tests in the study included best-corrected visual acuity (“BCVA”), contrast sensitivity (“CS”), microperimetry for analysis of visual function, optical coherence tomography (“OCT”), and fundus autofluorescence (“FAF”) to measure the extent of the underlying geographic atrophy. Initial assessment of data from the Phase I/II trial indicated that the BCVA and CS measurements for the majority of the patients in the study either improved or remained stable in the treated eye. OCT analysis showed increases in central subfield thickness and in macular volume in the treated eye relative to the untreated eye. For those patients enrolled in the study with lesions sizes consistent with the eligibility criteria for enrollment in our Phase II efficacy study, the study showed GA growth rates in the study eye that were lower than those seen in the control eye.

•	a Phase II randomized, controlled proof-of-concept study was designed to evaluate both the safety and efficacy of our proprietary HuCNS-SC cells for the treatment of GA. The study was designed to enroll sixty-three patients between 50-90 years of age with bi-lateral GA-AMD (geographic atrophy associated with age related macular degeneration in both eyes). Designed as a “fellow eye” controlled study, all subjects were to have received subretinal transplantation of HuCNS-SC cells via a single injection into the eye with the inferior best-corrected visual acuity; the untreated eye would have served as a control. The objective of the trial was to demonstrate a reduction in the rate of GA disease progression in the treated eye versus the control eye. In December 2015, however, we initiated a strategic realignment plan to fully focus our resources on our proprietary HuCNS-SC cells for the treatment of chronic spinal cord injury. A key elements of the plan included the immediate suspension of further patient enrollment into our Phase II Radiant Study in GA-AMD as well as the modification of certain service agreements related to the AMD program.

•	a Phase I clinical trial in infantile and late infantile neuronal ceroid lipofuscinosis (“NCL”), which showed that our HuCNS-SC cells were well tolerated and non-tumorigenic, and that there was evidence of engraftment and long-term survival of the transplanted HuCNS-SC cells. In October 2013, the results of a four-year, long-term follow up study of the patients from the initial Phase I study in NCL showed there were no long-term safety or tolerability issues associated with the cells up to five years post-transplantation.

•	a four-patient Phase I clinical trial in Pelizeaus Merzbacher disease (“PMD”), which is a myelination disorder in the brain. The data showed preliminary evidence of durable and progressive donor-derived in three of the four patients, with the fourth patient clinically stable.

In April 2013, we entered into an agreement with the California Institute for Regenerative Medicine (“CIRM”) under which CIRM would have provided up to approximately $19.3 million as a forgivable loan, in accordance with mutually agreed upon terms and conditions and CIRM regulations. The CIRM loan helped fund preclinical development of our HuCNS-SC cells for Alzheimer’s disease. Between July 2013 and August 2014, we received in aggregate, approximately $9.6 million as disbursements of the loan provided under the CIRM Loan Agreement. However, in December 2014, as findings under this preclinical study in Alzheimer’s disease did not meet certain pre-determined criteria for continued funding of this program by CIRM, the parties terminated the loan agreement and we wound down this preclinical study which had been funded in part by the CIRM loan agreement. In February 2015, we repaid CIRM approximately $679,000 of the aggregate loan proceeds received. Under the terms of the CIRM loan agreement, principal amount of approximately $8,917,000 and accrued interest of approximately $243,000 were forgiven. However, authoritative accounting guidance requires certain conditions (which includes a legal release from the creditor) to be met before a liability can be extinguished and derecognized. In May 2016, we issued a letter to CIRM constituting notice that we elected to convert our loan into a Grant pursuant to the CIRM’s Loan Administration Policy, as amended effective April 25, 2016, and as if the forgiven loan balance had been total allowable project costs funded by CIRM. In the second quarter of 2016, we re-classified the principal amount of approximately $8,917,000 as “Other income” and the accrued interest of approximately $243,000 as “Gain on extinguishment of a loan” in our Condensed Consolidated Statement of Operations.

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

Wind-down of operations

In May 2016, we decided to terminate our Phase II Pathway Study in spinal cord injury following an in-depth review of data from the study and after obtaining the concurrence of the study’s Interim Analysis Data Monitoring Committee. While the results showed overall improvement in patients treated with our proprietary cells, the magnitude of the effect and the perceived trend of the effect over time did not justify continuing the study or exploring the variability in the initial patient observations, given the financial resources available to us. Following this, in May 2016, our Board of Directors approved a plan to wind down our current operations, having considered the decision to terminate the Pathway Study, our available strategic alternatives and our current cash position. We are evaluating opportunities to monetize our intellectual property, including data collected in its studies and trade secrets, as well as the transfer of our proprietary HuCNS-SC cells and other assets through a potential sale. We will not proceed with our earlier plans to conduct a rights offering, for which we had filed a registration statement with the SEC. As part of the wind down of our operations, we conducted a reduction of our work force impacting all of our remaining full-time employees, consisting of approximately 50 employees and exited our facilities, as of August 1, 2016. We recorded approximately $3,806,000 in wind-down expenses for the nine-month period ended September 30, 2016. (see Note 10, “Accrued Wind-down Expenses” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information).

As of October 15, 2016, we had cash and cash equivalents of approximately $2.4 million. If we plan to liquidate the Company, we cannot determine with certainty the amount of any liquidating distribution to our stockholders and it is possible that there will be no liquidating distribution to stockholders. The amount of any cash distributed to our stockholders will depend upon, among other things, our current liquid assets offset by our known and unknown liabilities as well as operating expenses associated with the wind down.

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

The Merger Agreement provides that, immediately following the Effective Time, the board of directors of StemCells will be designated by Microbot.

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

Listing on the Nasdaq Stock Market (“Nasdaq”)

On July 14, 2016, we received two written notices from Nasdaq indicating that we were no longer in compliance with two of Nasdaq’s continued listing requirements.

In the first notice, Nasdaq indicated that, because the closing bid price for our common stock had been below $1.00 per share for the previous 30 consecutive business days, we were not in compliance with the requirements for continued inclusion on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had 180 calendar days, or until January 10, 2017, to regain compliance with this minimum bid price requirement. We could regain compliance with the $1 minimum bid listing requirement if the closing bid price of our common stock is $1.00 per share or higher for a minimum of ten consecutive business days during this initial 180-day compliance period. On August 29, 2016, we regained compliance with the minimum bid price requirement for continued listing on Nasdaq’s Capital Market. As of August 29, 2016, the closing bid price of our common stock was at least $1.00 per share for ten consecutive trading days.

In the second notice, Nasdaq indicated that, because our Market Value of Listed Securities, as defined by Nasdaq (“MVLS”) had been below $35 million for the previous 30 consecutive business days, we were not in compliance with the requirements for continued inclusion on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have 180 calendar days, or until January 10, 2017, to regain compliance with this MVLS requirement. We can regain compliance with the minimum MVLS requirement of the Nasdaq Capital Market if our MVLS closes at $35 million or more for a minimum of ten consecutive business days during this initial 180-day compliance period. If compliance in not achieved by January 10, 2017, we expect that Nasdaq would provide written notification to us that our securities are subject to delisting. We will continue to monitor it MVLS and consider our available options to regain compliance with the Nasdaq minimum MVLS requirements, which may include applying for an extension of the compliance period or appealing to a Nasdaq Hearings Panel.

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

Wind-down of operations

In May 2016, we decided to terminate our Phase II Pathway Study in spinal cord injury following an in-depth review of data from the study and after obtaining the concurrence of the study’s Interim Analysis Data Monitoring Committee. While the results showed overall improvement in patients treated with our proprietary cells, the magnitude of the effect and the perceived trend of the effect over time did not justify continuing the study or exploring the variability in the initial patient observations, given the financial resources available to us. Following this, in May 2016, our Board of Directors approved a plan to wind down our current operations, having considered the decision to terminate the Pathway Study, our available strategic alternatives and our current cash position. We are evaluating opportunities to monetize our intellectual property, including data collected in its studies and trade secrets, as well as the transfer of our proprietary HuCNS-SC cells and other assets through a potential sale. We will not proceed with our earlier plans to conduct a rights offering, for which we had filed a registration statement with the SEC. As part of the wind down of our operations, we conducted a reduction of our work force impacting all of our remaining full-time employees, consisting of approximately 50 employees and exited our facilities, as of August 1, 2016. Effective May 31, 2016, we recorded all expenses committed to the wind-down of our operations as wind-down expense. We recorded in aggregate approximately $3,806,000 in wind-down expenses for the nine-month period ended September 30, 2016 (see Note 10, “Accrued Wind-down Expenses”).

Stock-Based Compensation

U.S. GAAP requires us to recognize expense related to the fair value of our stock-based payment awards, including employee stock options and restricted stock units. Under the provisions of U.S. GAAP, the fair value of our employee stock-based payment awards is estimated at the date of grant using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model and is recognized as expense ratably over the requisite service period. The Black-Scholes option-pricing model requires the use of certain assumptions, the most significant of which are our estimates of the expected volatility of the market price of our stock and the expected term of the award. Our estimate of the expected volatility is based on historical volatility. The expected term represents our estimated period during which our stock-based awards remain outstanding. We estimate the expected term based on historical experience of similar awards, giving consideration to the contractual terms of the awards, vesting requirements, and expectation of future employee behavior, including post-vesting terminations.

In May 2016, our Board of Directors approved a plan to wind down our current operations, having considered the decision to terminate the Pathway Study, our available strategic alternatives and our current cash position. As part of the wind down of our operations, we conducted a reduction of our work force impacting all of our remaining full-time employees, consisting of approximately 50 employees, as of August 1, 2016. Unvested options and RSUs of the employees impacted were forfeited. Stock based compensation expense for the three months ended September 30, 2016 reflect forfeiture of unvested options and restricted stock units. As of September 30, 2016, we expect the outstanding unvested options and restricted stock units as of that date to be forfeited and we do not expect to recognize any compensation expense for these awards in periods subsequent to September 30, 2016.

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

As part of our December 2011 financing, we issued Series A Warrants with a five year term to purchase 666,667 shares at $16.80 per share and Series B Warrants with a ninety trading day term to purchase 666,667 units at $15.00 per unit. Each unit underlying the Series B Warrants consisted of one share of our common stock and one Series A Warrant. In the first and second quarter of 2012, an aggregate of 225,000 Series B Warrants were exercised. For the exercise of these warrants, we issued 225,000 shares of our common stock and 225,000 Series A Warrants. The remaining 441,667 Series B Warrants expired unexercised by their terms on May 2, 2012. The Series A Warrants contain full ratchet anti-dilution price protection so that, in most situations, upon the issuance of any common stock or securities convertible into common stock at a price below the then-existing exercise price of the Series A Warrants, the Series A exercise price will be reset to the lower common stock sales price. As a result of our April 2015 financing, the exercise price of the outstanding Series A warrants were reduced from $16.80 per share to $8.40 per share. Subsequently, as a result of our sale of shares of our common stock under a sales agreement entered into in 2009 and amended in 2012, the exercise price of the outstanding Series A warrants was reduced from $8.40 per share to $6.24 per share and as a result of our March 2016 financing, the exercise price of these warrants was reduced to approximately $3.60 per share. As part of our obligations under the Merger Agreement with Microbot, in August 2016, we negotiated with certain institutional holders of our 2016 Series A and Series B Warrants to have such holders surrender their 2016 Series B Warrants in exchange for a reduced exercise price of $0.30 per share on their existing 2016 Series A Warrants and the elimination of the anti-dilution price protection in the 2016 Series A Warrants. As a result of the exchange, the exercise price for all outstanding 2011 Series A Warrants and 2016 Series A and Series B Warrants was reset to $0.30 per share. Subsequent to the reset of the exercise price, an aggregate of 531,814 (from an outstanding aggregate of 578,081) 2011 Series A Warrants were exercised. For the exercise of these warrants, we issued 531,814 shares of our common stock. As terms of the Series A Warrants do not meet the specific conditions for equity classification, we are required to classify the fair value of these warrants as a liability, with subsequent changes in fair value to be recorded as income (loss) due to change in fair value of warrant liability. The fair value of the Series A Warrants is determined using a Black-Scholes model (see Note 11, “Warrant Liability”). The fair value is affected by changes in inputs to these models including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability. The estimated fair value of our 2011 Series A warrant liability at September 30, 2016, was approximately $55,000.

In March 2016, we raised gross proceeds of approximately $8,000,000 through an underwritten public offering of 2,222,250 units, at a price of $3.60 per unit, before deducting underwriting discounts and other offering expenses. Each unit consists of a fixed combination of one share of our common stock, a Series A Warrant to purchase 0.50 of a share of our common stock, and a Series B Warrant to purchase 0.75 of a share of our common stock. Each Series A Warrant had an exercise price of $3.60 per share, is immediately exercisable, and will expire two years from the date of issuance. Each Series B Warrant had an exercise price of $5.04 per share, will become exercisable upon stockholder approval of an increase in our authorized capital and the one-year anniversary of the issuance date, whichever is later, and will expire on the fifth anniversary of the date they become exercisable. In connection with the offering, we granted the underwriters a 45-day option to purchase up to an additional 333,338 shares of our common stock and/or warrants to purchase up to an additional 416,672 shares of our common stock to cover over-allotments, if any. The option was exercised in part and we issued an additional 166,473 of Series A warrants and 249,709 of Series B Warrants. The Series A and Series B Warrants contain full ratchet anti-dilution price protection for two years so that, in most situations, upon the issuance of any common stock or securities convertible into common stock at a price below the then-existing exercise price of the respective warrants, the exercise price of these warrants will be reset to the lower common stock sales price. As part of our obligations under the Merger Agreement with Microbot, in August 2016, we negotiated with certain institutional holders of our 2016 Series A and Series B Warrants to have such holders surrender their 2016 Series B Warrants in exchange for a reduced exercise price of $0.30 per share on their existing 2016 Series A Warrants and the elimination of the anti-dilution price protection in the 2016 Series A Warrants. As a result of the exchange, the exercise price for all outstanding 2011 Series A Warrants and 2016 Series A and Series B Warrants was reset to $0.30 per share. Subsequent to the reset of the exercise price, an aggregate of 1,187,190 (from an outstanding aggregate of 1,277,609) 2016 Series A Warrants were exercised and an aggregate of 1,546,360 (from an outstanding aggregate of 1,916,407) 2016 Series B Warrants were surrendered. For the exercise of these warrants, we issued 1,187,190 shares of our common stock, The initial shares and warrants were offered under our effective shelf registration statement previously filed with the SEC. We intend to file a subsequent registration statement to register the common shares issuable when the Series B Warrants become exercisable. As terms of the Series A and Series B Warrants do not meet the specific conditions for equity classification, we are required to classify the fair value of these warrants as a liability, with subsequent changes in fair value to be recorded as income (loss) due to change in fair value of warrant liability. The fair value of the Series A and Series B Warrants is determined using a Black-Scholes model (see Note 11, “Warrant Liability”). The fair value is affected by changes in inputs to these models including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability. The estimated fair value of our warrant liability for the 2016 Series A and 2016 Series B warrants at September 30, 2016, was approximately $115,000 and $482,000 respectively.

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

Results of Operations

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future due to the occurrence of material recurring and nonrecurring events, including without limitation the receipt and payment of recurring and nonrecurring licensing payments, the initiation or termination of clinical studies, research collaborations and development programs for both cell-based therapeutic products and research tools, unpredictable or unanticipated manufacturing and supply costs, unanticipated capital expenditures necessary to support our business, developments in on-going patent prosecution and litigation, and the on-going expenses to maintain our facilities.

Revenue

Revenue for the three- and nine-month periods ended September 30, 2016, as compared with the same period in 2015, is summarized in the table below:

	Three months ended September 30,		Change in 2016 vs 2015		Nine months ended September 30,		Change in 2016 vs 2015
	2016	2015	$	%	2016	2015	$	%
Revenue:
Revenue from licensing agreements	$32,762	$37,030	$(4,268)	(12)%	$85,237	$88,158	$(2,921)	(3)%

Third quarter ended September 30, 2016 versus third quarter ended September 30, 2015. Total revenue in the third quarter of 2016 was approximately $33,000 compared to approximately $37,000 for the third quarter of 2015.

Nine-month period ended September 30, 2016 versus nine-month period ended September 30, 2015. Total revenue in the nine-month period ended September 30, 2016 was approximately $85,000 and approximately $88,000 for the same period of 2015.

Licensing revenue for the third quarters and nine-month periods for 2016 and 2015 were not significant.

Operating Expenses

Operating expenses for the three- and nine-month periods ended September 30, 2016, as compared with the same period in 2015, is summarized in the table below:

	Three months ended September 30,		Change in 2016 vs 2015		Nine months ended September 30,		Change in 2016 vs 2015
	2016	2015	$	%	2016	2015	$	%

Operating expenses:
Research and development	$—	$7,719,720	$(7,719,720)	(100)%	$8,902,802	$21,250,896	$(12,348,094)	(58)%
General and administrative	1,909,937	2,305,241	(395,304)	(17)%	7,953,989	7,058,166	895,823	13%
Wind-down expense	2,694	—	2,694	*	3,806,142	—	3,806,142	*

Total operating expenses	$1,912,631	$10,024,961	$(8,112,330)	(81)%	$20,662,933	$28,309,062	$(7,646,129)	(27)%

*	Calculation not meaningful

Research and Development Expenses

Our R&D expenses historically consisted primarily of salaries and related personnel expenses, costs associated with clinical trials and regulatory submissions, costs associated with preclinical activities such as toxicology studies, costs associated with cell processing and process development, certain patent-related costs such as licensing, facilities related costs such as allocated rent and operating expenses, depreciation, lab equipment and supplies. Clinical trial expenses include payments to vendors such as clinical research organizations, clinical trial sites, laboratories for testing clinical samples and consultants. Cumulative R&D costs incurred since we refocused our activities on developing cell-based therapeutics (fiscal years 2000 through the nine months ended September 30, 2016) were approximately $246 million. Over this period, the majority of these cumulative costs were related to: (i) characterization of our proprietary HuCNS-SC cells, (ii) expenditures for toxicology and other preclinical studies, preparation and submission of applications to regulatory agencies to conduct clinical trials and obtaining regulatory clearance to initiate such trials, all with respect to our proprietary HuCNS-SC cells, (iii) preclinical studies and development of our human liver engrafting cells, (iv) costs associated with cell processing and process development, and (v) costs associated with our clinical studies.

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

Third quarter ended September 30, 2016 versus third quarter ended September 30, 2015. R&D expenses totaled approximately $0 in the third quarter of 2016 compared with $7,720,000 in the third quarter of 2015. In May 2016, our Board of Directors approved a plan to wind down our current operations that included termination of all our current clinical and other R&D studies. Based on the Board’s decision, we have not expended resources towards R&D activities in the current quarter ended September 30, 2016.

Nine-month period ended September 30, 2016 versus nine-month period ended September 30, 2015. R&D expenses totaled approximately $8,903,000 in the nine-month period ended September 30, 2016 compared with $21,251,000 for the same period in 2015. The decrease in 2016 compared to 2015, was primarily attributable to the wind-down of our research and development programs in May 2016. In May 2016, our Board of Directors approved a plan to wind down our current operations that included termination of all our current clinical and other R&D studies. Based on the Board’s decision, we have not expended resources towards R&D activities effective the date of the Board’s decision.

General and Administrative Expenses

General and administrative (“G&A”) expenses are primarily comprised of salaries, benefits and other staff related costs associated with finance, legal, human resources, information technology, and other administrative personnel, allocated facilities and overhead costs, external legal and other external general and administrative services. Effective May 31, 2016, in accordance with U.S. GAAP, we recorded expenses associated with the wind-down of our operations in the period in which the liability was incurred. These expenses were recorded as wind-down expense in our Condensed Consolidated Statement of Operations.

Third quarter ended September 30, 2016 versus third quarter ended September 30, 2015. G&A expenses totaled approximately $1,910,000 in the third quarter of 2016 compared with approximately $2,305,000 in the same period of 2015. Comparison of the two periods is not meaningful as the decrease in 2016 expenses compared to 2015 expenses was primarily attributable to the wind-down of our operations in May 2016. Effective May 31, 2016, in accordance with U.S. GAAP, we recorded expenses associated with the wind-down of our operations in the period in which the liability was incurred. These expenses were recorded as wind-down expense in our Condensed Consolidated Statement of Operations. In addition, expenses in the third quarter of 2016 consists primarily of legal and other external fees incurred towards completion of the proposed Merger with Microbot Medical Ltd.

Nine-month period ended September 30, 2016 versus nine-month period ended September 30, 2015. G&A expenses totaled approximately $7,954,000 in the nine-month period ended September 30, 2016 compared with approximately $7,059,000 in the same period of 2015. The increase of approximately $896,000, or 13%, in 2016 compared to 2015, was primarily attributable to a separation and consulting agreement with our previous Chief Executive Officer who resigned in January 2016. The separation agreement included expenses of approximately $1,257,000 in salary and benefits, and approximately $920,000 in stock based compensation expense for accelerated vesting of his outstanding equity awards (net of cancellations). Comparison of the two periods is not meaningful as the above mentioned increase was offset by a decrease in other expenses in 2016 compared to 2015, which was primarily attributable to the wind-down of our operations in May 2016. Effective May 31, 2016, in accordance with U.S. GAAP, we recorded expenses associated with the wind-down of our operations in the period in which the liability was incurred. These expenses were recorded as wind-down expense in our Condensed Consolidated Statement of Operations. In addition, expenses in the third quarter of 2016 consists primarily of legal and other external fees incurred towards completion of the proposed Merger with Microbot Medical Ltd.

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

We recorded approximately $3,806,000 in wind-down expenses for the nine-month period ended September 30, 2016. The following table summarizes these expenses:

	Three months ended September 30, 2016	Nine months ended September 30, 2016
Employee related	$(208,502)	$3,135,182
External services	1,000	319,953
Legal	202,928	286,134
Facilities related	3,226	(590,505)
Clinical trials close out	121	430,834
Other	3,920	224,544

Total wind-down expense	$2,694	$3,806,142

Other Income (Expense)

Other expense totaled approximately $2,368,000 in the third quarter of 2016 compared with other income of approximately $345,000 in the same period of 2015, and other income of approximately $9,284,000 for the nine-month period ended September 30, 2016 compared with other income of approximately $766,000 for the nine-month period ended September 30, 2015.

	Three months ended September 30,		Change in 2016 vs 2015		Nine months ended September 30,		Change in 2016 vs 2015
	2016	2015	$	%	2016	2015	$	%
Other income (expense):
Change in fair value of warrant liability	(4,250,308)	427,589	$(4,677,897)	(1094)%	1,596,554	1,068,626	$527,928	49%
Conversion of CIRM loan to a grant	—	—	—	—	8,916,641	—	8,916,641	*
Gain on extinguishment of loan payable	—	—	—	—	242,931	—	242,931	*
Discount received on settlement of vendor invoices	1,875,701	—	1,875,701	*	1,875,701	—	1,875,701	*
Write-down of fixed assets	—	—	—	—	(3,332,736)	—	(3,332,736)	*
Gain on disposal of fixed assets	18,888	—	18,888	*	18,888	—	18,888	*
Interest income	218	2,171	(1,953)	(90)%	8,530	5,704	2,826	50%
Interest expense	(12,500)	(106,843)	94,343	(88)%	(40,529)	(438,466)	397,937	(91)%
Other income (expense), net	—	22,367	(22,367)	(100)%	(2,101)	129,978	(132,079)	(102)%

Total other expense, net	(2,368,001)	345,284	(2,713,285)	(786)%	9,283,879	765,842	8,518,037	1112%

*	Calculation not meaningful

Change in Fair Value of Warrant Liability

We record changes in fair value of warrant liability as income or loss in our Condensed Consolidated Statements of Operations. We have warrants outstanding which were issued as part of several transactions and have classified the fair value of certain warrants that did not meet the specific conditions for equity classification as a liability. The fair value of the outstanding warrants is determined using the Black-Scholes-Merton (“Black-Scholes”) option pricing model and is affected by changes in inputs to the various models, including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. The fair value of the warrant liability is revalued at the end of each reporting period. See Note 11 “Warrant Liability” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

Conversion of CIRM Loan Into a Grant and Gain on Extinguishment of Debt

In April 2013, we entered into an agreement with the California Institute for Regenerative Medicine (“CIRM”) under which CIRM would have provided up to approximately $19.3 million as a forgivable loan, in accordance with mutually agreed upon terms and conditions and CIRM regulations. The CIRM loan helped fund preclinical development of our HuCNS-SC cells for Alzheimer’s disease. Between July 2013 and August 2014, we received in aggregate, approximately $9.6 million as disbursements of the loan provided under the CIRM Loan Agreement. However, in December 2014, as findings under this preclinical study in Alzheimer’s disease did not meet certain pre-determined criteria for continued funding of this program by CIRM, the parties terminated the loan agreement and we wound down this preclinical study which had been funded in part by the CIRM loan agreement. In February 2015, we repaid CIRM approximately $679,000 of the aggregate loan proceeds received. Under the terms of the CIRM loan agreement, principal amount of approximately $8,917,000 and accrued interest of approximately $243,000 were forgiven. However, authoritative accounting guidance requires certain conditions (which includes a legal release from the creditor) to be met before a liability can be extinguished and derecognized. In May 2016, we issued a letter to CIRM that constituting notice that we elected to convert our loan into a Grant pursuant to the CIRM’s Loan Administration Policy, as amended effective April 25, 2016, and as if the forgiven loan balance had been total allowable project costs funded by CIRM. In the second quarter of 2016, we re-classified the principal amount of approximately $8,917,000 as “Other income” and the accrued interest of approximately $243,000 as “Gain on extinguishment of a loan” in our Condensed Consolidated Statement of Operations.

Discount received on settlement of vendor invoices

In the third quarter of 2016, we hired an external firm to negotiate with our unsecured creditors to settle their outstanding invoices at a discount. We settled outstanding invoices with an aggregate amount of approximately $3,913,000 at an average discount rate of 48%. The aggregate discount of approximately $1,876,000 obtained was booked as “Discount received on settlement of vendor invoices” under Other Income in our Condensed Consolidated Statement of Operations.

Write-down of Fixed Assets

May 30, 2016, our Board of Directors approved a plan to wind down our current operations, having considered the decision to terminate the Pathway Study, our available strategic alternatives and our current cash position. As part of the wind down of our operations, we conducted a reduction of our work force impacting all of our remaining full-time employees, consisting of approximately 50 employees, termed our commercial lease agreements and exited our two facilities located in Newark and Sunnyvale, California, as of August 1, 2016. At June 30, 2016, we wrote down these assets to its realizable value of $1,450,000 by a write-off of approximately $3,333,000 and classified the realizable value of these assets as “Assets held for sale” in our Condensed Consolidated Balance Sheets. By way of an auction, we sold all of our tangible assets at our Newark facility in July 2016 and received approximately $819,000. In July 2016, the lease for our Sunnyvale facility was assumed by an unrelated Company. As part of this lease assignment, the unrelated Company acquired all of our tangible assets at this facility for $650,000. For the above two transactions, we received in aggregate approximately $1,469,000 for the sale of our tangible assets held for sale.

Interest Income

Interest income in three- and nine-month period ended September 30, 2016 and 2015 were not significant and is from the investment of our cash balances in money market accounts and short-term money market instruments that are highly liquid and that preserves capital.

Interest Expense

Interest expense was approximately $12,500 in the third quarter of 2016 compared with approximately $107,000 for the third quarter of 2015. Interest expense was approximately $40,000 for the nine-month period ended September 30, 2016 compared with approximately $438,000 for the nine-month period ended September 30, 2015. Interest expense for the third quarter of 2016 is interest accrued on the principal amount owed under a secured note to Alpha Capital Ansalt. In addition to the above, interest expense for the nine-month period ended September 30, 2016, includes approximately $28,000 of interest expense due under a Loan Agreement with SVB. Interest expense in the three- and nine-month period of 2015 is primarily attributable to interest due under a Loan Agreement with SVB. The outstanding principal under this loan agreement was repaid in full by April 2016. See Note 8 “Loan Payable” in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

Other income (expense), net

Other expense of approximately $2,000 for the nine-month period ended September 30, 2016 was primarily related to state franchise taxes. Other income of approximately $22,000 in the third quarter of 2015 was primarily attributable to the gain on sale of equipment. Other income of approximately $130,000 for the nine-month period ended September 30, 2015 was primarily attributable to the gain on sale of our Rhode Island property and gain on sale of equipment offset by state franchise taxes paid.

Liquidity and Capital Resources

Since our inception, we have financed our operations through the sale of common and preferred stock, the issuance of long-term debt and capitalized lease obligations, credit facilities, revenue from collaborative agreements, research grants, license fees, and interest income.

	September 30, 2016	December 31, 2015	Change
			$	%
Cash and cash equivalents	$2,078,618	$12,110,565	$(9,661,804)	(83)%

In summary, our cash flows were:

	Nine months ended September 30,		Change in 2016 versus 2015
	2016	2015	$	%
Net cash used in operating activities	$(24,487,698)	$(23,750,255)	$(737,443)	3%
Net cash provided by (used in) investing activities	$1,453,454	$(836,560)	$2,290,014	(274)%
Net cash provided by financing activities	$13,002,654	$20,802,444	$(7,799,790)	(37)%

Net Cash Used in Operating Activities

Net cash used in operating activities in the nine-month period ended September 30, 2016 increased by approximately $737,000, or 3%, when compared to the same period of 2015. Cash used in operating activities is primarily driven by our net loss as adjusted for non-cash charges and differences in the timing of operating cash flows.

Net Cash Used in Investing Activities

Net cash provided by investing activities of approximately $1,453,000 in the nine-month period ended September 30, 2016 was primarily for the sale of our tangible assets at our two facilities for approximately $1,468,000 in the third quarter, offset by purchase of lab equipment for $15,000 in the prior quarter. Net cash used for investing activities of approximately $836,000 in the nine-month period ended September 30, 2015 was primarily related to the purchase of lab equipment for approximately $1,005,000, offset by receipts of approximately $149,000 from the sale of our property in Rhode Island and approximately $20,000 from the sale of lab equipment.

Net Cash Provided by Financing Activities

Net cash of approximately $13,003,000 provided by financing activities in the nine-month period ended September 30, 2016 was primarily attributable to net proceeds of approximately $7,260,000 (net of offering expenses underwriting discounts and commissions) received from a financing transaction in March 2016; net proceeds of approximately $3,044,000 from the exercise of warrants in August 2016; proceeds of $2,000,000 from the issuance of a secured note in August 2016; release of approximately $2,423,000 from a restricted cash account to our cash account on repayment of an outstanding loan with SVB. The above proceeds were offset by repayment of loan, lease and other obligations. Net cash of approximately $20,802,000 provided by financing activities in the nine-month period ended September 30, 2015 was primarily attributable to net proceeds of approximately $24,943,000 from a financing transaction in April 2015 partially offset by the repayment of loan, lease and other obligations.

We have incurred significant operating losses and negative cash flows since inception. We have not achieved profitability and may not be able to realize sufficient revenue to achieve or sustain profitability in the future. We do not expect to be profitable in the next several years, but rather expect to incur additional operating losses. We have limited liquidity and capital resources and must obtain significant additional capital resources in order to continue operations, and working capital requirements. We had relied on cash balances and proceeds from equity and debt offerings, proceeds from the transfer or sale of our intellectual property rights, equipment, facilities or investments, and government grants and funding from collaborative arrangements, to fund our operations.

As of October 15, 2016, we had cash and cash equivalents of approximately $2.4 million. If we plan to liquidate the Company, we cannot determine with certainty the amount of any liquidating distribution to our stockholders and it is possible that there will be no liquidating distribution to stockholders. The amount of any cash distributed to our stockholders will depend upon, among other things, our current liquid assets offset by our known and unknown liabilities as well as operating expenses associated with the wind down.

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

Operating Leases — California

In December 2010, we entered into a commercial lease agreement with BMR-Gateway Boulevard LLC (“BMR”), as landlord, for office and research space at BMR’s Pacific Research Center in Newark, California. The initial term of the lease was approximately eleven and one-half years and included escalating rent payments which we recognized as lease operating expense on a straight-line basis. We were expected to pay approximately $17,869,000 in aggregate as rent over the term of the lease to BMR. In May 30, 2016, our Board of Directors approved a plan to wind down our current operations, having considered the decision to terminate the Pathway Study, our available strategic alternatives and our current cash position. As part of the wind down of our operations, we terminated our commercial lease agreement with BMR as of August 1, 2016. On June 30, 2016, BMR filed a civil complaint for damages against us in Alameda County Superior Court. In its suit, BMR alleged that we had breached our lease agreement by winding down operations in our Newark facility. We disputed BMR’s allegations and opposed the litigation. However, on July 29, 2016, in order to avoid the costs and uncertainties inherent in any litigation, the parties to the BMR Suit agreed to settle the case. As part of the settlement agreement with BMR, in August 2016, we made a one-time settlement payment of $800,000 to BMR and forfeited our security deposit of $333,000 with BMR. The suit was dismissed and we exited the Newark facility as of August 1, 2016.

In March 2013, we entered into a commercial lease agreement with Prologis, L.P. (“Prologis”), as landlord, for office and research space in Sunnyvale, California. The facility was for operations that supported our clinical development activities. The initial term of the lease was ten years and included escalating rent payments which we recognized as lease operating expense on a straight-line basis. We were expected to pay approximately $3,497,000 in aggregate rent over the term of the lease. As part of the lease, Prologis had agreed to provide us financial allowances to build initial tenant improvements, subject to customary terms and conditions relating to landlord-funded tenant improvements. The tenant improvements were recorded as leasehold improvement assets and amortized over the term of the lease. In May 30, 2016, our Board of Directors approved a plan to wind down our current operations, having considered the decision to terminate the Pathway Study, our available strategic alternatives and our current cash position. As part of the wind down of our operations, we terminated our lease agreement by entering into a series of agreements with both Miltenyi Biotec, Inc., a California subsidiary of a German research tools company (“Miltenyi”), and the company’s landlord that provided for an early exit from the Sunnyvale facility. As part of these transactions, we assigned our existing real property lease to the Sunnyvale facility to Miltenyi, sold certain equipment in this facility to Miltenyi for $650,000, and received $40,000 as refund of our security deposit from Prologis. No lease termination fee was paid to exit this facility.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks at September 30, 2016 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2015 on file with the U.S. Securities and Exchange Commission.

See also Note 2, “Financial Instruments,” in the notes to condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

As defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, the phrase “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In May 2016, our Board of Directors approved a plan to wind down our current operations, having considered the decision to terminate the Pathway Study, our available strategic alternatives and our current cash position. As part of the wind down of our operations, we conducted a reduction of our work force impacting all of our remaining full-time employees, consisting of approximately 50 employees and exited our facilities, as of August 1, 2016. Dr. Ian Massey resigned from his position as Chief Executive Officer, President and as a director of the Company, effective August 15, 2016. Mr. Gregory Schiffman resigned from his position as the Chief Financial Officer of the Company, effective on August 15, 2016. The Board appointed Mr. Kenneth Stratton to serve as interim President, effective on August 15, 2016. Mr. George Koshy remains in his role as our Principal Accounting Officer.

With these transitions, there have been immaterial changes in our internal controls over financial reporting during the quarter ended September 30, 2016. However, we have continued to utilize the system of internal controls in place prior to the resignations of our Chief Executive Officer and Chief Financial Officer and the wind down of our operations. We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. This evaluation was conducted under the supervision and with the participation of management, including our interim President and Principal Accounting Officer. Taking into consideration many factors, which included the limited scope of our operations following our decision to discontinue the Pathway Study, we have concluded that, as of September 30, 2016, our disclosure controls and procedures were effective. Nevertheless, the effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

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

California Suit

On June 30, 2016, one of the Company’s landlords, BMR-Pacific Research Center LP (“BMR”), filed a civil complaint for damages against the Company in Alameda County Superior Court, case no. RG16821619 (the “BMR Suit”). In its suit, BMR alleged that the Company had breached its real property lease at its Newark facility by winding down operations. The Company disputed BMR’s allegations and opposed the litigation in due course. However, on July 29, 2016, in order to avoid the costs and uncertainties inherent in any litigation, the parties to the BMR Suit agreed to settle the case. As part of the settlement agreement with BMR, the Company made a one-time settlement payment of $800,000 to BMR and BMR agreed to the Company’s early exit from the Newark facility, as of August 1, 2016, and dismissed the BMR suit with prejudice.

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

The obligation of Microbot to complete the Merger is subject to certain conditions, including the Parent Charter Amendment and the issuance of shares of Parent Common Stock pursuant to the Merger Agreement, the accuracy of the representations and warranties contained in the Merger Agreement, subject to certain materiality qualifications, compliance by the parties with their respective covenants under the Merger Agreement and no law or order preventing the Merger. These conditions are described in more detail in the Merger Agreement, which is filed as Exhibit 2.1 to our Current Report on Form 8-K filed on August 15, 2016 and incorporated herein by reference.

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

On July 14, 2016, we received notice from the NASDAQ Stock Market (“NASDAQ”), that the closing bid price for our common stock had been below $1.00 per share for the previous 30 consecutive business days, and therefore we were not in compliance with the requirements for continued including on the NASDAQ Capital Market under NASDAQ Listing Rule 5550(a)(2) and that, if we were unable to demonstrate compliance with this minimum bid requirement during the applicable grace period, our common stock would be delisted after that time. The notification letter stated that we would be afforded 180 calendar days, or until January 10, 2017, to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of our common stock must maintain a minimum closing bid price of at least $1.00 per share for a minimum of ten consecutive business days. On August 29, 2016, we regained compliance with the minimum bid price requirement for continued listing on Nasdaq’s Capital Market. As of August 29, 2016, the closing bid price of our common stock was at least $1.00 per share for ten consecutive trading days.

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

It is a condition to the Merger that we maintain the listing of our common stock on NASDAQ. In addition, oftentimes a reverse stock split will not result in a trading price for the affected common stock that is proportional to the ratio of the split. Upon the completion of the Merger, we will be required to meet the initial listing requirements to maintain the listing and continued trading of our shares on the NASDAQ Capital Market. These initial listing requirements are more difficult to achieve than the continued listing requirements under which we are now trading, including that we (a) have a minimum bid price of at least $4 per share, (b) have a public float of at least $15 million and (c) have stockholders equity of at least $5 million. Based on information currently available to us, we anticipate that it will be unable to meet the $4.00 minimum bid price initial listing requirement at the closing of the Merger unless we effect a reverse stock split. If we are unable to satisfy these requirements, NASDAQ may notify us that our stock will be subject to delisting from the NASDAQ Capital Market. We believe that a reverse stock split will be in the best interest of the combined company and our stockholders. However, we cannot assure you that the implementation of the reverse stock split will have a positive impact on the price of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 31.1 —	Certification of Ken Stratton under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 —	Certification of George Koshy under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 —	Certification of Ken Stratton. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 —	Certification of George Koshy Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.1 —	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEMCELLS, INC. (name of Registrant)

November 3, 2016	/s/ George Koshy
George Koshy
Chief Accounting Officer

Exhibit Index

Exhibit 31.1 —	Certification of Ken Stratton under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 —	Certification of George Koshy under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 —	Certification of Ken Stratton Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 —	Certification of George Koshy Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.1 —	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.