Form 10-K
period 2016-12-31
Microbot Medical Inc.
filed 2017-03-21
CIK 883975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2016

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____ to _____

Commission file number: 000-19871

MICROBOT MEDICAL INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3078125
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5 Hamada Street

Yokneam 2069204 Israel

(Address including zip code of registrant’s Principal Executive Offices)

(908) 938-5561
(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par value $0.01	NASDAQ Capital Market

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months/(or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $43,048,260 at June 30, 2016

Common stock outstanding as of March 16, 2017: 27,251,333 shares

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “will”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks listed under the section entitled “Risk Factors” commencing on page 12 of this report, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

NOTE REGARDING REFERENCES TO OUR COMPANY

Throughout this Form 10-K, the words “we,” “us,” “our,” the “Company” and “Microbot” refer to Microbot Medical Inc., including our directly and indirectly wholly-owned subsidiaries and, unless the context otherwise requires, the historical business, financial statements and operations of Microbot are of Microbot Medical Ltd., an Israeli corporation (“Microbot Israel”) which became a wholly-owned subsidiary of the Company on November 28, 2016. “StemCells” or “StemCells, Inc.” refers to the Company prior to its merger transaction with Microbot Israel.

PART I

Item 1. Description of Business.

The Company

We are a pre-clinical medical device company specializing in the research, design and development of next generation micro-robotics assisted medical technologies targeting the minimally invasive surgery space. The Company is primarily focused on leveraging its micro-robotic technologies with the goal of improving surgical outcomes for patients.

Microbot is currently developing its first two product candidates: the Self Cleaning Shunt, or SCS, for the treatment of hydrocephalus and Normal Pressure Hydrocephalus, or NPH; and TipCAT, a self-propelling, semi-disposable endoscope that is being developed initially for use in colonoscopy procedures. Microbot’s product candidates are being designed to bring greater functionality to conventional medical devices and to reduce the known risks associated with such devices. Microbot is currently aiming to complete pre-clinical studies required for regulatory submission for both product candidates within the next 24 months.

Microbot currently holds an intellectual property portfolio that comprises nine patent families, which include nine patents granted in the United States, twelve patents granted outside the United States, and fifteen patent applications pending worldwide. We have an exclusive license to key components of our technology.

Our Company was incorporated on August 2, 1988 in the State of Delaware under the name Cellular Transplants, Inc. The original Certificate of Incorporation was restated on February 14, 1992 to change the name of the Company to CytoTherapeutics, Inc. On May 24, 2000, the Certificate of Incorporation as restated was further amended to change the name of the Company to StemCells, Inc. On November 28, 2016, C&RD Israel Ltd. (“Merger Sub”), a wholly-owned subsidiary of the Company, completed its merger with and into Microbot Medical Ltd. (“Microbot Israel”), with Microbot Israel surviving as a wholly-owned subsidiary of the Company (the “Merger”). On November 28, 2016, in connection with the Merger, the Company changed its name from “StemCells, Inc.” to Microbot Medical Inc., and each outstanding share of Microbot Israel capital stock was converted into the right to receive shares of our common stock. In addition, all outstanding options to purchase the ordinary shares of Microbot Israel were assumed by the Company and converted into options to purchase shares of the Common Stock. On November 29, 2016, the stock of the Company began trading on the Nasdaq Capital Market under the symbol “MBOT”. Prior to the Merger, the Company was a biopharmaceutical company that operated in one segment, the research, development, and commercialization of stem cell therapeutics and related technologies. Substantially all of the material assets relating to the stem cell business were sold on November 29, 2016.

Industry Overview

Shunt Systems

Hydrocephalus is a medical condition in which there is an abnormal accumulation of cerebrospinal fluid, or CSF, in the brain that can cause increased intracranial pressure. It is estimated that one in every 500 babies are born with hydrocephalus, and over 1,000,000 people in the United States currently live with hydrocephalus.

Symptoms of hydrocephalus vary with age, disease progression and individual tolerance to the condition, but they can include convulsion, tunnel vision, mental disability or dementia-like symptoms and even death. Normal Pressure Hypocephalus (“NPH”) is a type of hydrocephalus that usually occurs in older adults. NPH is generally treated as distinct from other types of hydrocephalus because it develops slowly over time. In NPH, the drainage of CSF is blocked gradually and the excess fluid builds up slowly. This slow accumulation means that the fluid pressure may not be as high as in other types of hydrocephalus. It is estimated that more than 700,000 Americans have NPH, but less than 20% receive an appropriate diagnosis.

Hydrocephalus is most often treated by the surgical insertion of a shunt system. The shunt system diverts the flow of CSF from the brain’s ventricles (or the lumbar subarachnoid space) to another part of the body where the fluid can be more readily absorbed. Hydrocephalus shunt designs have changed little since their introduction in the 1950s. A shunt system typically consists of three parts: the distal tubing or shunt (a flexible and sturdy plastic tube), the ventricular catheter (the proximal catheter), and a valve. The end of the shunt system with the proximal catheter is placed in the ventricles (within the CSF) and the distal catheter is placed in the site of the body where the CSF can be drained. A valve is located along the shunt to maintain and regulate the rate of CSF flow. Current systems can be created from separate components or bought as complete units.

The treatment of hydrocephalus with existing shunt systems often includes complications as well. For example, approximately 50% of shunts used in the pediatric population fail within two years of placement and repeated neurosurgical operations are often required. Ventricular catheter blockage, or occlusions, is by far the most frequent event that results in shunt failure. Shunt occlusion occurs when there is a partial or complete blockage of the shunt that causes it to function intermittently or not at all. Such a shunt blockage can be caused by the accumulation of blood cells, tissue, or bacteria in any part of the shunt system. In the event of shunt occlusion, CSF begins to accumulate in the brain or lumbar region again and the symptoms of untreated hydrocephalus can reappear until a shunt replacement surgery is performed.

Although several companies are active in the field of hydrocephalus treatment and the manufacturing of shunt systems and shunt components, Microbot believes that the majority of those companies are focusing on the development of valves. The development of a “smart shunt” – a shunt that could provide data to the physician on patient conditions and shunt function with sensor based controls, or correct the high failure rate of existing shunt systems – is for the most part at an academic and conceptual level only. Reports of smart shunt technologies are typically focused on a subset of components with remaining factors left unspecified, such as hardware, control algorithms or power management. Microbot does not believe that a smart shunt that can prevent functional failures has been developed to date. Because of the limited innovation in this area, Microbot believes an opportunity exists to provide patients suffering from hydrocephalus or NPH with a more effective instrument for treating their condition.

Endoscopic Equipment

Endoscopes are medical devices used to look inside a body cavity or organ with minimally invasive surgery. The North American flexible endoscopes market was valued at $1.27 billion in 2013, and is expected to reach $1.91 billion by 2018, at a CAGR of 8.5% during the period 2013 to 2018.

Colonoscopy is a procedure that allows a physician to examine the colon using an endoscope. It is a commonly performed procedure for the diagnosis and treatment of a range of conditions, including for the screening and surveillance of colorectal neoplasia, or colorectal cancer. Annually, between 15 and 20 million endoscopy procedures are conducted in the United States with reusable endoscope devices to screen various sections of a patient’s gastrointestinal, or GI, tract. However, according to data from the American Cancer Society, it is estimated that over 50,000 Americans will die from colorectal cancer and approximately 95,000 new cases of colon cancer will be diagnosed in 2016. It is the third leading cause of cancer deaths in spite of being highly preventable with early identification and removal of colorectal adenomas, or polyps. Colonoscopy with removal of colorectal polyps has been shown to be the most effective way of preventing colorectal cancer. And colonoscopy is generally considered the gold standard for the detection and treatment of adenomas. However, using current colonoscopic technology, approximately 30% of polyps are missed. In addition, the technique remains underutilized – less than 50% of eligible Americans, based on guidelines established by organizations including the American Cancer Society, United States Preventive Services Task Force, and U.S. Multi-Society Task Force on Colorectal Cancer, have undergone screening, with more than 45% of colon cancers being diagnosed at a time when the cancer has become incurable. This reluctance can be linked to patients’ general discomfort associated with the colonoscopy screening procedure, due to the use of mechanical force to insert the endoscope into the colon. The procedure is widely perceived to be uncomfortable, and it also can sometimes damage or perforate the bowel wall.

Colonoscopy techniques that improve the Adenoma Detection Rate, or ADR, and reduce patient discomfort could optimize the potential of colonoscopy for the prevention of colorectal cancer. Microbot believes that it has the potential to develop a robotic endoscope product that addresses this issue of patient discomfort, which it believes will improve patients’ willingness to get this important screening test – with the additional benefit of providing a new tool to health care practitioners for use in the identification and treatment of colorectal polyps.

Microbot’s Product Pipeline

Self-Cleaning Shunt (SCS)

The Self-Cleaning Shunt, or SCS, device is designed to act as the ventricular catheter portion of a CSF shunt system that is used to relieve hydrocephalus and NPH. It is designed to work as an alternative to any ventricular catheter options currently on the market and to connect to all existing shunt system valves currently on the market; therefore, the successful commercialization of the SCS is not dependent on any single shunt system. Initially, Microbot expects the SCS device to be an aftermarket purchase that would be deployed to modify existing products by the end user. Microbot believes that the use of its SCS device will be able to reduce, and potentially eliminate, shunt occlusions, and by doing so Microbot believes its SCS has the potential to become the gold-standard ventricular shunt in the treatment of Hydrocephalus and NPH.

The SCS device embeds an internal robotic cleaning mechanism in the lumen, or inside space, of the ventricular catheter which prevents cell accumulation and tissue ingrowth into the catheter. The SCS device consists of a silicone tube with a perforated titanium tip, which connects to a standard shunt valve at its distal end. The internal cleaning mechanism is embedded in the lumen of the titanium tip. Once activated, the cleaning mechanism keeps tissue from entering the catheter perforations while maintaining the CSF flow in the ventricular catheter.

The internal cleaning mechanism of the SCS device is activated by means of an induced magnetic field, which is currently designed to be externally generated by the patient through a user-friendly headset that transmits the magnetic field at a pre-determined frequency and operating sequence protocol. The magnetic field that is created by the headset is then captured by a flexible coil and circuit board that is placed just under the patient’s scalp in the location where the valve is located. The circuit board assembly converts the magnetic field into the power necessary to activate the cleaning mechanism within the proximal part of the ventricular catheter.

Microbot has completed the development of an SCS prototype and is currently completing the safety testing, general proof of concept testing and performance testing for the device, which Microbot began in mid-2013. Microbot had a pre-submission meeting with the FDA in mid-2014. On January 27, 2017, Microbot entered into a research agreement with The Washington University in St. Louis to develop the protocol for and to execute the necessary animal study to determine the effectiveness of the Microbot’s SCS prototype. The initial research is expected to be completed within 6 months, with a comprehensive study to follow and be completed in 2018. Upon the completion of animal studies, Microbot may conduct clinical trials if they are requested by the FDA or if Microbot decides that the data from such trials would improve the marketability of the product candidate. Microbot believes that the study results of its first generation SCS device should be submitted to the FDA by late 2018. The proposed indication for use of the SCS device would be for the treatment of hydrocephalus as a component of a shunt system when draining or shunting of CSF is indicated.

Additionally, Carolyn Harris, PhD at Wayne State University (WSU) in Detroit, will run an in vitro study of our SCS device. The main objective of this study is to test and finalize the design of Microbot’s SCS, using Dr. Harris’ bio-reactor system that mimics human brain tissue three-dimensionally.

Microbot may also conduct clinical trials for the SCS in other countries where such trials are necessary for Microbot to sell its SCS device in such country’s market, although it has no current plans to do so.

TipCAT

The TipCAT is a semi-disposable, flexible, self-propelled endoscope. A mechanism comprising a series of interconnected balloons at the device’s tip provides the TipCAT with its forward locomotion capability. The device has the capability to self-propel within natural tubular lumens such as the colon, blood vessels, and the urinary tract. The TipCAT is designed to be fully-equipped with a contemporary endoscope, including a high-quality camera, steering capability while maintaining a standard working channel for treatments. The TipCAT thus offers functionality and visualization features equivalent to modern endoscopes, along with unique advantages associated with its physiologically adapted self-propelling mechanism, flexibility, and design.

The TipCAT consists of two parts:

●	A disposable self-propulsion module, which is a series of interconnected, sequentially inflatable balloons constructed on an inner tube (i.e., the working channel); and

●	A re-usable module isolated from contact with the tissue/body fluids, containing a camera, LED lighting and a steering system.

In the self-propulsion module, the air to inflate the balloons is supplied from a single channel. The sequential inflating and deflating of the balloons creates an inchworm-like forward motion. Therefore, unlike standard endoscopes, the TipCAT does not need to be mechanically forced into the patient’s lumen using external pressure; rather, it will gently advance itself through the organ’s anatomy. As a result, the TipCAT is designed to be able to reach every part of the lumen under examination regardless of the topography, be less operator dependent, and greatly reduce the likelihood of damage to lumen structure.

Furthermore, Microbot believes that use of the TipCAT will improve ADR by straightening the intestinal topography, smoothing colon topography and improving tissue visualization. In addition, by incorporating the TipCAT in therapeutic procedures, Microbot believes that the inflated balloons will provide the additional benefits of assisting the physician in centralizing endoscope optics and allowing for the colonoscope to be secured in each treatment position throughout the procedure, resulting in more efficient and effective procedures.

The TipCAT is also designed such that only disposable parts are in direct contact with the lumen tissue, which should eliminate the risk of cross contamination between patients and the need for post-use reprocessing. Reducing dependence on reprocessing procedures is important from a regulatory perspective because safety issues related to the reprocessing of reusable medical devices are a growing concern for regulatory authorities.

A TipCAT prototype was shown to self-propel and self-navigate in curved plastic pipes and curved ex-vivo colon. In addition, in its first feasibility study, the prototype device was tested in a live animal experiment and successfully self-propelled through segments of the animal’s colon, with no post-procedural damage. All tests were conducted at AMIT (Alfred Mann Institute of Technology at the Technion), prior to the licensing of TipCAT by Microbot. Microbot is currently reviewing the design and general proof of concept of the TipCAT and working closely with experts in the field to define the optimal design. Microbot expects animal studies for this device to begin in late 2017. Upon the completion of animal studies, Microbot may conduct clinical trials if they are requested by the FDA or if Microbot decides that the data from such trials would improve the marketability of the product candidate. Regulatory approval or clearance for marketing the TipCAT colonoscope in the United States is targeted to occur soon after the applicable animal or clinical trials are completed, depending on when the applicable premarket submission is finalized and filed with FDA, and Microbot’s ability to raise money and conduct the necessary trials for approval.

Microbot also plans to further develop the TipCAT for application for other diagnostic and therapeutic endoscopic procedures outside of colonoscopy, such as Chronic Total Occlusion, or CTO, urethroscopy and catheterization.

Microbot may conduct clinical trials for the TipCAT in other countries where such trials are necessary for Microbot to sell its TipCAT device in such country’s market, although it has no current plans to do so.

Strategy

Microbot’s goal is to generate sales of its products, once they have received regulatory approval, by establishing SCS and TipCAT devices as the standard-of-care in the eyes of doctors, surgeons, patients and medical facilities, as well as getting the support of payors and insurance companies. Microbot believes that it can achieve this objective by working with hospitals to demonstrate the key benefits of its products. Microbot’s strategy includes the following key elements:

●	Continue to refine existing product candidates and develop additional micro-robotic solutions. As Microbot prepares to bring its initial product candidates through pre-clinical and clinical trials, if necessary, and eventually to market, it continues to focus on improving its product candidates to respond to clinical data and patient and physician feedback. Microbot also expects to continue to innovate in the micro-robotics field by continuing to find ways of using its technology to solve unmet needs, with the overarching goal of providing a safer, more effective and more efficient surgical environment for patients and physicians.

●	Establish and leverage relationships with key institutions and leading clinicians. Microbot intends to develop relationships with a relatively small number of hospitals and clinics through its clinical stage. Microbot’s objective will be to maintain clinical focus with such hospitals and clinics so as to establish the SCS and TipCAT as the standard of care in such institutions for their respective procedures. Microbot also expects to identify key clinicians in the hydrocephalus and colonoscopy specialties with the expectation that such clinical focus will accelerate the adoption of its candidate products.

●	Continuously invest in research and development. Microbot’s most significant expense has historically been research and development, and Microbot expects that this will continue in the foreseeable future, including expenses it expects to incur to improve on its prototype products in order to respond to clinical data, to develop additional applications using its technologies and to develop future product candidates.

●	Explore partnerships for the introduction of Microbot’s products. Microbot intends to focus its marketing and sales efforts initially on pursuing collaborations with global medical device companies that have established sales and distribution networks. Microbot will seek to enter collaborations and partnerships with strategic players that offer synergies with Microbot’s product candidates and expertise.

●	Seek additional IP and technologies to complement and strengthen Microbot’s current IP portfolio. Microbot intends to continue exploring new technologies, IP and know-how to add to its current portfolio and to allow Microbot to enter new spaces and strengthen its overall product portfolio.

SCS Opportunities

The SCS is designed to prevent shunt occlusions in hydrocephalus and NPH patients who have undergone or are undergoing the surgical insertion of a shunt system. For purposes of its marketing strategy, Microbot has split the market for shunt systems into two sub-markets:

●	Primary shunt placement; and

●	Shunt replacement.

Microbot’s SCS device is universal (meaning that it is designed to be attachable to any valve on the market); therefore, Microbot’s initial go-to-market strategy is the development of strategic partnerships with leading global medical device companies with ready sales and distribution channels. Outside of a strategic partnership, it is most likely that Microbot’s SCS product will be initially used in shunt replacement surgeries to replace occluded ventricular catheters. Accordingly, Microbot intends to establish key hospital and clinic relationships that will allow it to diffuse the technology among experts and other stakeholders. Microbot is also planning to apply for the SCS device to be covered under the current reimbursement codes in the United States for use in hydrocephalus and NPH shunt procedures.

TipCAT Opportunities

Microbot expects that its initial go-to-market strategy for the TipCAT will be to establish key hospital and clinic relationships in the field of colonoscopy that will allow Microbot to introduce and then diffuse the technology among colonoscopy experts and other stakeholders. Generally, Microbot expects the hospitals and clinics selected for the TipCAT clinical trials to also start using the product commercially, which will help to promote and support market uptake of the TipCAT product. Because Microbot expects the use of the TipCAT to increase the number of colonoscopy procedures that can be performed at any such facility, Microbot will seek to promote the technology among the doctors and experts involved in the distribution and buying groups within such selected partner hospitals.

Competition

SCS Competitive Landscape

Several academic research groups, such as at the New Jersey Institute of Technology, are currently researching sensing and obstruction-resistant catheter designs, and the Smart Sensors and Integrated Microsystems (SSIM) Program at Wayne State University has publicized that it is engaging in smart shunt development activity. However, based on its knowledge of the patented technologies, Microbot believes that these technologies are still early in the research and development cycle. The SCS also faces non-direct competition from Aqueduct Neurosciences, Inc., which is developing a non-shunt, electro-mechanical technology platform to control the draining of cerebrospinal fluid.

Microbot does not expect its SCS device to directly compete against shunt systems currently available in the market. The SCS device is designed to replace a component of existing shunt systems and is expected to be an aftermarket purchase that would be used to modify existing products by the end user. However, there can be no assurance that Microbot’s product candidate will be accepted by the shunt market as an alternative component.

TipCAT Competitive Landscape

The market for endoscopy products is highly competitive with several players operating both at a global and regional level. The leading players in the colonoscopy space are Pentax, Fuji and Olympus, which dominate the U.S. market for reusable colonoscopes. However, Microbot believes that the most relevant competitors to TipCAT are smaller companies such as GI View and SMART Medical Systems, which produce disposable, self-propelled colonoscopes.

GI View produces a colonoscope with 360° omni-directional visualization and offers self-propelled intubation created using balloons and low pressure CO2 gas. In addition, the GI View product is single use and disposable.

SMART Medical Systems’ product, which, according to publicly available information is being commercialized by Pentax, is introduced by a physician through a standard colonoscope’s tool channel and uses its balloon technology to anchor the bowel, which enables the colonoscope to be maneuvered beyond challenging lumen sections.

Microbot believes the TipCAT can successfully compete against its relevant competitors in that it offers all of the following attributes:

●	the ability to have varied dimensions during insertion and any subsequent point of a procedure, so as to accommodate the particular diameters of the organ at any moment, allows for the straightening of an organ’s topography and improved visualization;

●	disposability, which protects against cross-contamination;

●	a working channel for therapeutic interventions (and additional visualization capabilities);

●	lower cost; and

●	a self-propelling mechanism, allowing for passage through challenging anatomical structures while eliminating tissue trauma.

Some of Microbot’s competitors currently have significantly greater resources than Microbot does; have established relationships with healthcare professionals, customers and third-party payors; and have long-term contracts with group purchasing organizations in the United States. In addition, many of Microbot’s competitors have established distributor networks, greater resources for product development, sales and marketing, additional lines of products and the ability to offer financial incentives such as rebates, bundled products or discounts on other product lines that Microbot cannot provide.

Microbot’s products could also be rendered obsolete or uneconomical by technological advances developed in the future by existing or new competitors.

Intellectual Property

General

Microbot is currently developing its first two product candidates, the SCS and TipCAT based on technological platforms licensed from The Technion Research and Development Foundation Ltd., or TRDF, as further discussed below, and Microbot plans to develop other micro-robotic solutions through internal research and development, to strengthen its intellectual property position, and continue exploring strategic collaborations and accretive acquisition opportunities. Microbot currently holds an intellectual property portfolio that includes 9 patent families, which include 9 patents granted in the US, 12 patents granted outside the US, and 15 patent applications pending worldwide.

Microbot relies or intends to rely on intellectual property licensed or developed, including patents, trade secrets, trademarks, technical innovations, laws of unfair competition and various licensing agreements, to provide its future growth, to build its competitive position and to protect its intellectual property. As Microbot continues to expand its intellectual property portfolio, it is critical for Microbot to continue to invest in filing patent applications to protect its technology, inventions, and improvements.

Microbot requires its employees and consultants to execute confidentiality agreements in connection with their employment or consulting relationships with Microbot. Microbot also requires its employees and consultants who work on its product candidates to agree to disclose and assign to Microbot all inventions conceived during the term of their service, while using Microbot property, or which relate to Microbot’s business.

Patent applications in the United States and in foreign countries are maintained in secrecy for a period of time after filing, which results in a delay between the actual discoveries and the filing of related patent applications and the time when discoveries are published in scientific and patent literature. Patents issued and patent applications filed relating to medical devices are numerous, and there can be no assurance that current and potential competitors and other third parties have not filed or in the future will not file applications for, or have not received or in the future will not receive, patents or obtain additional proprietary rights relating to product candidates, products, devices or processes used or proposed to be used by Microbot. Microbot believes that the technologies it employs in its products and systems do not infringe the valid claims of any third party patents. There can be no assurance, however, that third parties will not seek to assert that Microbot devices and systems infringe their patents or seek to expand their patent claims to cover aspects of Microbot’s products and systems.

The medical device industry in general has been characterized by substantial litigation regarding patents and other intellectual property rights. Any such claims, regardless of their merit, could be time-consuming and expensive to respond to and could divert Microbot’s technical and management personnel. Microbot may be involved in litigation to defend against claims of infringement by other patent holders, to enforce patents issued to Microbot, or to protect Microbot’s trade secrets. If any relevant claims of third-party patents are upheld as valid and enforceable in any litigation or administrative proceeding, Microbot could be prevented from practicing the subject matter claimed in such patents, or would be required to obtain licenses from the patent owners of each such patent, or to redesign Microbot’s products, devices or processes to avoid infringement. There can be no assurance that such licenses would be available or, if available, would be available on terms acceptable to Microbot or Microbot would be successful in any attempt to redesign products or processes to avoid infringement. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent Microbot from manufacturing and selling its products.

Issued U.S. patents which cover Microbot’s product candidates will expire between 2026 and 2032, excluding any patent term extensions that might be available following the grant of marketing authorization. Issued patents outside of the United States directed to Microbot’s product candidates will expire between 2026 and 2032.

License Agreement with the Technion

In June 2012, Microbot entered into a license agreement with TRDF, the technology transfer subsidiary of The Technion Institute of Technology, pursuant to which it obtained an exclusive, worldwide, royalty-bearing, sub-licensable license to certain patents and inventions relating to the SCS and TipCAT technology platforms invented by Professor Moshe Shoham, a director of and advisor to the Company, and in certain circumstances other TRDF-related persons. Pursuant to the terms of the license agreement, in order to maintain the license with respect to each platform, Microbot must use commercially reasonable efforts to develop products covered by the license, including meeting certain agreed upon development milestones. The milestones for SCS include commencing initial studies in humans by December 2018 and commencing a full clinical trial, if necessary, by December 2019. The milestones for TipCAT include commencing initial studies in humans, if needed, by December 2018 and commencing a full clinical trial, if necessary, by December 2020. Failure to meet any development milestone will give TRDF the right to terminate the license with respect to the technology underlying the missed milestone. Although Microbot expects to meet the milestone requirements, TRDF has demonstrated flexibility with respect to amending the terms of the license to extend the milestone dates.

As partial consideration for the grant of the licenses under the agreement, Microbot issued a number of shares to TRDF equal to 3% of its issued and outstanding shares at such time on a fully diluted basis. Such shares were initially subject to antidilution protections but are no longer subject to adjustment. In addition, as partial consideration for the licenses granted, Microbot agreed to pay TRDF royalties of between 1.5% and 3.0% of net sales of products covered by the licenses, subject to certain reductions, and certain percentages of amounts received by Microbot in the event of sublicensing.

In the case of termination of the license by Microbot without cause or by TRDF for cause, TRDF has the right to receive a non-exclusive license from Microbot with respect to improvements to the licensed technologies made by Microbot. In such cases, TRDF would pay a royalty of 10% of the income received by TRDF in connection its sublicensing of such patent right and related intellectual property. If the license from TRDF were to be terminated with respect with either of the technology platforms underlying the SCS or the TipCAT, Microbot would no longer be able to continue its development of the related product candidate. However, Microbot believes that its current intellectual property portfolio, and its ongoing efforts to expand into other micro-robotic surgical technologies, will give it the flexibility to shift its resources towards developing and commercializing related products.

Research and Development

Microbot’s research and development programs are generally pursued by engineers and scientists employed by Microbot in its offices in Israel on a full-time basis or as consultants, or through partnerships with industry leaders in manufacturing and design and researchers in academia. Microbot is also working with subcontractors in developing specific components of its technologies.

The primary objectives of Microbot’s research and development efforts are to continue to introduce incremental enhancements to the capabilities of its candidate products and to advance the development of proposed products.

Microbot has received funds from the Israeli Innovation Authority (formerly known as the Office of the Chief Scientist in Israel), for research and development activities. Microbot received a grant from the Israeli Innovation Authority in 2012, which grant reimbursed Microbot for 50% of its research and development expenses, up to $764,466. This first grant from the Israeli Innovation Authority ended in 2014. After the expiration of the first grant, Microbot received approval for an additional grant from the Israeli Innovation Authority which reimbursed Microbot for 50% of its research and development expenses for the period from May 1, 2014 through September 30, 2015, up to $924,166. After the expiration of the second grant, Microbot received an approval for a third grant from the Israeli Innovation Authority which reimbursed Microbot for 50% of its research and development expenses for the period from May 1, 2016 through April 30, 2017, up to $1,026,050. Microbot expects to continue to access government funding in the future.

For the fiscal year ended December 31, 2016, Microbot incurred research and development expenses of approximately $901,000 compared to research and development expenses of $823,000 for the fiscal year ended December 31, 2015.

Microbot has already made plans to develop a second version of its SCS device that will have an embedded controller and battery. This alternative design will allow the cleaning mechanism to be automatically activated, without the need for the patient’s involvement in the activation process.

On January 27, 2017, Microbot entered into a research agreement with The Washington University in St. Louis to develop the protocol for and to execute the necessary animal study to determine the effectiveness of the Microbot’s SCS prototype. The initial research is expected to be completed within 6 months, with a comprehensive study to follow and be completed in 2018. Upon the completion of animal studies, Microbot may conduct clinical trials if they are requested by the FDA or if Microbot decides that the data from such trials would improve the marketability of the product candidate.

Manufacturing

Microbot does not have any manufacturing facilities or manufacturing personnel. Microbot currently relies, and expects to continue to rely, on third parties for the manufacturing of its product candidates for preclinical and clinical testing, as well as for commercial manufacturing if its product candidates receive marketing approval.

Commercialization

Microbot has not yet established a sales, marketing or product distribution infrastructure for its product candidates, which are still in development stages. Microbot plans to access the U.S. markets for hydrocephalus, NPH, and colonoscopy with its initial device offerings through strategic partnerships but may develop its own focused, specialized sales force or distribution channels once it has several commercialized products in its portfolio. Microbot has not yet developed a commercial strategy outside of the United States.

Government Regulation

General

Microbot’s medical technology products and operations are subject to extensive regulation in the United States and other countries. Most notably, if Microbot seeks to sell its products in the United States, its products will be subject to the Federal Food, Drug, and Cosmetic Act (FDCA) as implemented and enforced by the U.S. Food and Drug Administration (FDA). The FDA regulates the development, bench and clinical testing, manufacturing, labeling, storage, record-keeping, promotion, marketing, sales, distribution and post-market support and reporting of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. Regulatory policy affecting its products can change at any time.

Advertising and promotion of medical devices in the United States, in addition to being regulated by the FDA, are also regulated by the Federal Trade Commission and by state regulatory and enforcement authorities. Recently, promotional activities for FDA-regulated products of other companies have been the subject of enforcement action brought under healthcare reimbursement laws and consumer protection statutes. In addition, under the federal Lanham Act and similar state laws, competitors and others can initiate litigation relating to advertising claims.

Foreign countries where Microbot wishes to sell its products may require similar or more onerous approvals to manufacture or market its products. Government agencies in those countries also enforce laws and regulations that govern the development, testing, manufacturing, labeling, advertising, marketing and distribution, and market surveillance of medical device products. These regulatory requirements can change rapidly with relatively short notice.

Other regulations Microbot encounters in the United States and in other jurisdictions are the regulations that are common to all businesses, such as employment legislation, implied warranty laws, and environmental, health and safety standards, to the extent applicable. In the future, Microbot will also encounter industry-specific government regulations that would govern its products, if and when they are developed for commercial use.

U.S. Regulation

The FDA governs the following activities that Microbot performs, will perform, upon the clearance or approval of its product candidates, or that are performed on its behalf, to ensure that medical products distributed domestically or exported internationally are safe and effective for their intended uses:

●	product design, and development;

●	product safety, testing, labeling and storage;

●	record keeping procedures; and

●	product marketing.

There are numerous FDA regulatory requirements governing the approval or clearance and subsequent commercial marketing of Microbot’s products. These include:

●	the timely submission of product listing and establishment registration information, along with associated establishment user fees;

●	continued compliance with the Quality System Regulation, or QSR, which require specification developers and manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;

●	labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or off-label use or indication;

●	clearance or approval of product modifications that could significantly affect the safety or effectiveness of the device or that would constitute a major change in intended use;

●	Medical Device Reporting regulations (MDR), which require that manufacturers keep detailed records of investigations or complaints against their devices and to report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur;

●	adequate use of the Corrective and Preventive Actions process to identify and correct or prevent significant systemic failures of products or processes or in trends which suggest same;

●	post-approval restrictions or conditions, including post-approval study commitments;

●	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device; and

●	notices of correction or removal and recall regulations.

Unless an exemption applies, before Microbot can commercially distribute medical devices in the United States, Microbot must obtain, depending on the classification of the device, either prior 510(k) clearance, 510(k) de-novo clearance or premarket approval (PMA), from the FDA. The FDA classifies medical devices into one of three classes based on the degree of risk associated with each medical device and the extent of regulatory controls needed to ensure the device’s safety and effectiveness:

●	Class I devices, which are low risk and subject to only general controls (e.g., registration and listing, medical device labeling compliance, MDRs, Quality System Regulations, and prohibitions against adulteration and misbranding) and, in some cases, to the 510(k) premarket clearance requirements;

●	Class II devices, which are moderate risk and generally require 510(k) or 510(k) de-novo premarket clearance before they may be commercially marketed in the United States as well as general controls and potentially special controls like performance standards or specific labeling requirements; and

●	Class III devices, which are devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a predicate device. Class III devices generally require the submission and approval of a PMA supported by clinical trial data.

Microbot expect the medical products in its pipeline currently to be classified as Class II. Class II devices are those for which general controls alone are insufficient to provide reasonable assurance of safety and effectiveness and there is sufficient information to establish special controls. Special controls can include performance standards, post-market surveillance, patient histories and FDA guidance documents. Premarket review and clearance by the FDA for these devices is generally accomplished through the 510(k) or 510(k) de-novo premarket notification process. As part of the 510(k) or 510(k) de-novo notification process, FDA may require the following:

●	Development of comprehensive product description and indications for use;

●	Comprehensive review of predicate devices and development of data supporting the new product’s substantial equivalence to one or more predicate devices; and

●	If appropriate and required, certain types of clinical trials (IDE submission and approval may be required for conducting a clinical trial in the US).

Clinical trials involve use of the medical device on human subjects under the supervision of qualified investigators in accordance with current Good Clinical Practices (GCPs), including the requirement that all research subjects provide informed consent for their participation in the clinical study. A written protocol with predefined end points, an appropriate sample size and pre-determined patient inclusion and exclusion criteria, is required before initiating and conducting a clinical trial. All clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with the FDA’s Investigational device Exemption, or IDE, regulations that among other things, govern investigational device labeling, prohibit promotion of the investigational device, and specify recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk,” as defined by the FDA, the agency requires the device sponsor to submit an IDE application, which must become effective prior to commencing human clinical trials. The IDE will automatically become effective 30 days after receipt by the FDA, unless the FDA denies the application or notifies the company that the investigation is on hold and may not begin. If the FDA determines that there are deficiencies or other concerns with an IDE that requires modification, the FDA may permit a clinical trial to proceed under a conditional approval. In addition, the study must be approved by, and conducted under the oversight of, an Institutional Review Board (IRB) for each clinical site. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate approval from the FDA, but it must still follow abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and labeling and record-keeping requirements.

●	Assuming successful completion of all required testing, a detailed 510(k) premarket notification or 510(k) de-novo is submitted to the FDA requesting clearance to market the product. The notification includes all relevant data from pertinent preclinical and clinical trials, together with detailed information relating to the product’s manufacturing controls and proposed labeling, and other relevant documentation.

●	A 510(k) clearance letter from the FDA will authorize commercial marketing of the device for one or more specific indications for use.

●	After 510(k) clearance, Microbot will be required to comply with a number of post-clearance requirements, including, but not limited to, Medical Device Reporting and complaint handling, and, if applicable, reporting of corrective actions. Also, quality control and manufacturing procedures must continue to conform to QSRs. The FDA periodically inspects manufacturing facilities to assess compliance with QSRs, which impose extensive procedural, substantive, and record keeping requirements on medical device manufacturers. In addition, changes to the manufacturing process are strictly regulated, and, depending on the change, validation activities may need to be performed. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with QSRs and other types of regulatory controls.

After a device receives 510(k) clearance from FDA, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use or technological characteristics, requires a new 510(k) clearance or could require a PMA. The FDA requires each manufacturer to make the determination of whether a modification requires a new 510(k) notification or PMA in the first instance, but the FDA can review any such decision. If the FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance or PMA for a particular change, the FDA may retroactively require the manufacturer to seek 510(k) clearance or PMA. The FDA can also require the manufacturer to cease U.S. marketing and/or recall the modified device until additional 510(k) clearance or PMA approval is obtained.

The FDA and the Federal Trade Commission, or FTC, will also regulate the advertising claims of Microbot’s products to ensure that the claims Microbot makes are consistent with its regulatory clearances, that there is scientific data to substantiate the claims and that product advertising is neither false nor misleading.

To obtain 510(k) clearance, Microbot must submit a notification to the FDA demonstrating that its proposed device is substantially equivalent to a predicate device (i.e., a device that was in commercial distribution before May 28, 1976, a device that has been reclassified from Class III to Class I or Class II, or a 510(k)-cleared device). The FDA’s 510(k) clearance process generally takes from three to 12 months from the date the application is submitted but also can take significantly longer. If the FDA determines that the device or its intended use is not substantially equivalent to a predicate device, the device is automatically placed into Class III, requiring the submission of a PMA.

There is no guarantee that the FDA will grant Microbot 510(k) clearance for its pipeline medical device products, and failure to obtain the necessary clearances for its products would adversely affect Microbot’s ability to grow its business. Delays in receipt or failure to receive the necessary clearances, or the failure to comply with existing or future regulatory requirements, could reduce its business prospects.

Devices that cannot be cleared through the 510(k) process due to lack of a predicate device but would be considered low or moderate risk may be eligible for the 510(k) de-novo process. In 1997, the Food and Drug Administration Modernization Act, or FDAMA added the de novo classification pathway now codified in section 513(f)(2) of the FD&C Act. This law established an alternate pathway to classify new devices into Class I or II that had automatically been placed in Class III after receiving a Not Substantially Equivalent, or NSE, determination in response to a 510(k) submission. Through this regulatory process, a sponsor who receives an NSE determination may, within 30 days of receipt, request FDA to make a risk-based classification of the device through what is called a “de novo request.” In 2012, section 513(f)(2) of the FD&C Act was amended by section 607 of the Food and Drug Administration Safety and Innovation Act (FDASIA), in order to provide a second option for de novo classification. Under this second pathway, a sponsor who determines that there is no legally marketed device upon which to base a determination of substantial equivalence can submit a de novo request to FDA without first submitting a 510(k).

In the event that Microbot receives a Not Substantially Equivalent determination for either of its device candidates in response to a 510(k) submission, the Microbot device may still be eligible for the 510(k) de-novo classification process.

Devices that cannot be cleared through the 510(k) or 510(k) de-novo classification process require the submission of a PMA. The PMA process is much more time consuming and demanding than the 510(k) notification process. A PMA must be supported by extensive data, including but not limited to data obtained from preclinical and/or clinical studies and data relating to manufacturing and labeling, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. After a PMA application is submitted, the FDA’s in-depth review of the information generally takes between one and three years and may take significantly longer. If the FDA does not grant 510(k) clearance to its products, there is no guarantee that Microbot will submit a PMA or that if Microbot does, that the FDA would grant a PMA approval of Microbot’s products, either of which would adversely affect Microbot’s business.

Foreign Regulation

In addition to regulations in the United States, Microbot will be subject to a variety of foreign regulations governing clinical trials, marketing authorization and commercial sales and distribution of its products in foreign countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval or clearance. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

International sales of medical devices are subject to foreign governmental regulations which vary substantially from country to country. Whether or not Microbot obtains FDA approval or clearance for its products, Microbot will be required to make new regulatory submissions to the comparable regulatory authorities of foreign countries before Microbot can commence clinical trials or marketing of the product in such countries. The time required to obtain certification or approval by a foreign country may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ. Below are summaries of the regulatory systems for medical devices in Europe and Israel, where Microbot currently anticipates marketing its products. However, its products may also be marketed in other countries that have different systems or minimal requirements for medical devices.

Europe. The primary regulatory body in Europe is the European Union, or E.U., which consists of 28 member states and has a coordinated system for the authorization of medical devices.

The E.U. has adopted legislation, in the form of directives to be implemented in each member state, concerning the regulation of medical devices within the European Union. The directives include, among others, the Medical Device Directive, or MDD, that establishes certain requirements with which medical devices must comply before they can be commercialized in the European Economic Area, or EEA (which comprises the member states of the E.U. plus Norway, Liechtenstein and Iceland). Under the MDD, medical devices are classified into four Classes, I, IIa, IIb, and III, with Class I being the lowest risk and Class III being the highest risk. However, the E.U. authorities, including the European Commission, do not have direct regulatory over medical device manufacturers under the MDD. Rather, the MDD directs E.U. Member States to implement laws and regulations consistent with the provisions set forth in the directive.

Under the MDD, to demonstrate compliance of a medical device with the essential requirements, manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. An accredited body known as a “Notified Body”, which is an entity designated by an E.U. Member State (or competent authority) to perform conformity assessments, will typically audit and examine the manufacturer’s quality system for the production, quality, design and final inspection of the medical devices and review a Technical File containing technical documents regarding the device, including but limited to, detailed device description, manufacturing information, preclinical and clinical tests, risk analysis, compliance with essential requirements, etc., before issuing a certification demonstrating compliance with the essential requirements. Medical devices that comply with the essential requirements are entitled to bear the Conformité Européene, or CE Mark. Medical devices properly bearing the CE Mark may be commercially distributed throughout the EEA. Under the MDD, notified bodies are also charged with performing periodic inspections to verify that a manufacturer’s quality system, particularly the production and quality controls, is adequately executed and maintained.

In addition, the MDD requires all medical device manufacturers to inform the competent authorities of their respective Member States of the address(es) of any business facilities and descriptions of any certified medical device products. The MDD also requires manufacturers to file vigilance reports in the event a device malfunction, deterioration in performance, or inadequate instructions or labeling results in, or could lead to, death or serious harm to a patient.

In September 2012, the European Commission published proposals for the revision of the EU regulatory framework for medical devices. The proposal would replace the MDD with a new regulation, the Medical Devices Regulation, or MDR. Unlike the MDD that must be implemented into national laws, the Medical Devices Regulation would be directly applicable in all EEA member states and so is intended to eliminate current national differences in regulation of medical devices. E.U. lawmakers published a revised draft of the proposed MDR in June 2016, which continues to be discussed within the Council of the European Union and the European Parliament.

Final formal adoption is expected both by the European Council and the European Parliament during the second quarter of 2017. If finally adopted, the MDR is expected to become applicable three years thereafter. The adoption of the MDR may, however, be materially delayed due to disagreements about specific portions of the regulation, as well as the implementation process. In its current form it would, among other things, impose additional reporting requirements on manufacturers of high risk medical devices, impose an obligation on manufacturers to appoint a “qualified person” responsible for regulatory compliance, and provide for more strict clinical evidence requirements. These new rules and procedures will likely result in increased regulatory oversight of all medical devices marketed in the E.U., and this may, in turn, increase the costs, time and requirements that need to be met in order to place a medical devices on the EEA market.

Microbot intends to apply for the CE Mark for each of its medical device products. There is no guarantee that Microbot will be granted a CE Mark for all or any of its pipeline products and failure to obtain the CE Mark would adversely affect its ability to grow its business.

Israel. Israel’s Medical Devices Law generally requires the registration of all medical products with the Ministry of Health, or MOH, Registrar as a precondition for production and distribution in Israel. Special exemptions may apply under limited circumstances and for purposes such as the provision of essential medical treatment, research and development of the medical device, and personal use, among others.

Registration of medical devices requires the submission of an application to the Ministry of Health Medical Institutions and Devices Licensing Department, or AMAR. An application for the registration of a medical device includes the following:

●	Name and address of the manufacturer, and of the importer as applicable;

●	Description of the intended use of the medical device and of its medical indications;

●	Technical details of the medical device and of its components, and in the event that the device or the components are not new, information should be provided on the date or renovation;

●	Certificate attesting to the safety of the device, issued by a competent authority of one of the following countries: Australia, Canada, European Community (EC), Member States (MSs), Israel, Japan, or the United States;

●	Information on any risk which may be associated with the use of the device (including precautionary measures to be taken);

●	Instructions for use of the device in Hebrew; the MOH may allow the instructions to be in English for certain devices;

●	Details of the standards to which the device complies;

●	Description of the technical and maintenance services, including periodic checks and inspections; and

●	Declaration, as appropriate: of the local manufacturer/importer, and of the foreign manufacturer.

If the application includes a certificate issued by a competent authority of one of the following “recognized” countries: Australia, Canada, European Community (CE) Member States (MSs), Japan, or the United States, the registration process is generally expedited, but could still take 6-9 months for approval. If such certificate is not available, the registration process will take significantly longer and a license is rarely issued. Furthermore, the MOH will determine what type of testing is needed. In general, in the case of Israeli manufactured devices that are not registered or authorized in any “recognized” country, the application requires presentation of a risk analysis, a clinical evaluation, a summary of the clinical trials, and expert opinions regarding the device’s safety and effectiveness. Additional requirements may apply during the registration period, including follow-up reviews, to improve the quality and safety of the devices.

According to regulations issued by Israel’s Minister of Health in June 2013, a decision on a request to register a medical device must be delivered by AMAR within 120 days from the date of the request, although this rarely occurs. The current rules for the registration of medical devices do not provide for an expedited approval process.

Once granted by the MOH, a license (marketing authorization) for a medical device is valid for five years from the date of registration of the device, except for implants with a life-supporting function, for which the validity is for only two years from the date of registration. Furthermore, the holder of the license, the Israeli Registration Holder, or IRH, must do the following to maintain its license:

●	Reside and maintain a place of business in Israel and serve as the regulatory representative.

●	Respond to questions from AMAR concerning the registered products.

●	Report adverse events to AMAR.

●	Renew the registration on time to keep the market approval active.

●	Comply with post-marketing requirements, including reporting of adverse and unexpected events occurring in Israel or in other countries where the device is in use.

Getting a device listed on Israel’s four major Sick Funds (health insurance entities) is also necessary in order for Israeli hospitals and health care providers to order such products.

Microbot intends to apply for a license from the MOH for each of its medical devices. There is no guarantee that Microbot will be granted licenses for its pipeline products and failure to obtain such licenses would adversely affect its ability to grow its business.

Employees

Microbot’s Chief Executive Officer, President and Chairman, Harel Gadot, is based in Microbot’s U.S. office located in Hingham, Massachusetts. Additionally, Microbot currently has six full-time employees and one part time employee based in its office located in Yokneam, Israel. These employees oversee day-to-day operations of the Company supporting management and leading engineering, manufacturing, intellectual property and administration functions of the Company. As required, Microbot also engages consultants to provide services to the Company, including regulatory, legal and corporate services. Microbot has no unionized employees.

Microbot currently plans to hire an additional 4-6 full-time employees within the next 12 months subject to the availability of funds, whose principal responsibilities will be the support of its operational, research and development, and clinical development activities.

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

Risks Relating to Microbot’s Financial Position and Need for Additional Capital

Microbot has had no revenue and has incurred significant operating losses since inception and is expected to continue to incur significant operating losses for the foreseeable future. The Company may never become profitable or, if achieved, be able to sustain profitability.

Microbot has incurred significant operating losses since its inception and expects to incur significant losses for the foreseeable future as Microbot continues its preclinical and clinical development programs for its existing product candidates, SCS and TipCAT; its research and development of any other future product candidates; and all other work necessary to obtain regulatory clearances or approvals for its product candidates in the United States and other markets. In the future, Microbot intends to continue conducting micro-robotics research and development; performing necessary animal and clinical testing; working towards medical device regulatory compliance; and, if SCS, TipCAT or other future product candidates are approved or cleared for commercial distribution, engaging in appropriate sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in Microbot incurring further significant losses for the foreseeable future.

Microbot is a development-stage medical device company and currently generates no revenue from product sales, and may never be able to commercialize SCS, TipCAT or other future product candidates. Microbot does not currently have the required approvals or clearances to market or test in humans SCS, TipCAT or any other future product candidates and Microbot may never receive them. Microbot does not anticipate generating significant revenues until it can successfully develop, commercialize and sell products derived from its product pipeline, of which Microbot can give no assurance. Even if Microbot or any of its future development partners succeed in commercializing any of its product candidates, Microbot may never generate revenues significant enough to achieve profitability.

Because of the numerous risks and uncertainties associated with its product development pipeline and strategy, Microbot cannot accurately predict when it will achieve profitability, if ever. Failure to become and remain profitable would depress the value of the Company and could impair its ability to raise capital, which may force the Company to curtail or discontinue its research and development programs and/or day-to-day operations. Furthermore, there can be no assurance that profitability, if achieved, can be sustained on an ongoing basis.

Microbot’s business depends on the success of the SCS and the TipCAT, both of which are still in pre-clinical development. If Microbot is unable to obtain regulatory approval for or to successfully commercialize these products, its business will be materially harmed.

To date, the primary focus of Microbot’s product development has been on SCS, for the treatment of hydrocephalus and normal pressure hydrocephalus, or NPH, and TipCAT, a self-propelling, semi-disposable endoscope being developed initially for use in colonoscopy procedures. Successful continued development and ultimate regulatory approval or clearance of both SCS and TipCAT are critical to the future success of Microbot’s business. Microbot has invested, and will continue to invest, a significant portion of its time and financial resources in the development, pre-clinical and clinical testing of and obtaining regulatory authorization for SCS and TipCAT. Microbot will need to raise sufficient funds to successfully complete its development of these products. The future regulatory and commercial success of SCS and TipCAT is subject to a number of risks, including the following:

●	Microbot may not have sufficient financial and other resources to complete the necessary clinical trials for SCS and TipCAT;

●	If clinical trials are required for FDA clearance or approval of SCS or TipCAT, Microbot may not be able to obtain adequate evidence from such clinical trials of safety and effectiveness in order to receive the applicable clearance or approval from the FDA; and

●	Microbot does not know the degree to which SCS or TipCAT will be accepted and adopted by physicians, patients and payors, even if approved or cleared by FDA for commercial marketing.

If Microbot is unable to successfully navigate these risks and achieve commercial success for its products, its business will be significantly harmed and Microbot may never become profitable.

Microbot has a limited operating history, which may make it difficult to evaluate the prospects for the Company’s future viability.

Microbot has a limited operating history upon which an evaluation of its business plan or performance and prospects can be made. The business and prospects of Microbot must be considered in the light of the potential problems, delays, uncertainties and complications that may be encountered in connection with a newly established business. The risks include, but are not limited to, the possibility that Microbot will not be able to develop functional and scalable products, or that although functional and scalable, its products will not be economical to market; that its competitors hold proprietary rights that may preclude Microbot from marketing such products; that its competitors market a superior or equivalent product; that Microbot is not able to upgrade and enhance its technologies and products to accommodate new features and expanded service offerings; or the failure to receive necessary regulatory clearances or approvals for its products. To successfully introduce and market its products at a profit, Microbot must establish brand name recognition and competitive advantages for its products. There are no assurances that Microbot can successfully address these challenges. If it is unsuccessful, Microbot and its business, financial condition and operating results could be materially and adversely affected.

Microbot’s operations to date have been limited to organizing the company, entering into licensing arrangements to initially obtain rights to its technologies, developing and securing its technologies, raising capital, developing regulatory and reimbursement strategies for its product candidates and preparing for pre-clinical and clinical trials of the SCS and TipCAT. Microbot has not yet demonstrated its ability to successfully complete development of any product candidate, obtain marketing clearance or approval, manufacture a commercial-scale product or arrange for a third party to do so on its behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about Microbot’s future success or viability may not be as accurate as they could be if Microbot had a longer operating history.

Microbot will need substantial additional funding. If Microbot is unable to raise capital when needed, it could be forced to delay, reduce or eliminate its product development programs or commercialization efforts.

To date, Microbot has funded its operations primarily through private placement offerings of debt and equity securities, grants and loans. Microbot does not know when, or if, it will generate any revenue, but does not expect to generate significant revenue unless and until it obtains regulatory clearance or approval of and commercializes one of its current or future product candidates. It is anticipated that the Company will continue to incur losses for the foreseeable future, and that losses will increase as it continues the development of, and seeks regulatory review of, its product candidates, and begins to commercialize any approved or cleared products following a successful regulatory review.

Microbot expects the research and development expenses of the Company to increase substantially in future periods as it conducts pre-clinical studies in large animals and potentially clinical trials for its product candidates, and especially if it initiates additional research programs for future product candidates. In addition, if the Company obtains marketing clearance or approval for any of its product candidates, it expects to incur significant commercialization expenses related to product manufacturing, marketing and sales. Furthermore, Microbot expects to incur additional costs associated with operating as a public company in the United States. Accordingly, the Company will need to obtain substantial additional funding in connection with its continuing operations. If the Company is unable to raise capital when needed or on attractive terms, it could be forced to delay, reduce or eliminate its research and development programs or any future commercialization efforts.

Microbot believes that the net cash of the Company will be sufficient to fund the Company for at least 12 months and fund operations necessary to continue development activities of the SCS and TipCAT.

The Company may need to raise additional funds through equity offerings or otherwise in order to meet expected future liquidity needs, including the introduction of the SCS device into the hydrocephalus and NPH market, and introducing the TipCAT as a next-generation colonoscope. The Company’s future capital requirements, generally, will depend on many factors, including:

●	the timing and outcomes of the product candidates’ regulatory reviews, subsequent approvals or clearances, or other regulatory actions;

●	the costs, design, duration and any potential delays of the clinical trials that could be conducted at the FDA’s request using Microbot’s product candidates;

●	the costs of acquiring, licensing or investing in businesses, product candidates and technologies;

●	the costs to maintain, expand and defend the scope of Microbot’s intellectual property portfolio;

●	the costs to secure or establish sales, marketing and commercial manufacturing capabilities or arrangements with third parties regarding same;

●	the Company’s need and ability to hire additional management and scientific and medical personnel; and

●	the costs to operate as a public company in the United States, including the need to implement additional financial and reporting systems and other internal systems and infrastructure for the Company’s business.

Raising additional capital may cause dilution to the Company’s investors, restrict its operations or require it to relinquish rights to its technologies or product candidates.

Until such time, if ever, as the Company can generate substantial product revenues, it expects to finance its cash needs through a combination of equity offerings, licensing, collaboration or similar arrangements, grants and debt financings. The Company does not have any committed external source of funds. To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the ownership interest of its stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of holder of the Company’s common stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting the Company’s ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends or other distributions, selling or licensing intellectual property rights, and other operating restrictions that could adversely affect the Company’s ability to conduct its business.

If the Company raises additional funds through licensing, collaboration or similar arrangements, it may have to relinquish valuable rights to its technologies, future revenue streams, research and development programs or product candidates or to grant licenses on terms that may not be favorable to the Company. If the Company is unable to raise additional funds through equity or debt financings or other arrangements when needed, it may be required to delay, limit, reduce or terminate its product development or future commercialization efforts or grant rights to develop and market product candidates that it would otherwise prefer to develop and market itself.

Risks Relating to the Development and Commercialization of Microbot’s Product Candidates

Microbot’s business depends heavily on the success of its lead product candidates, the SCS and the TipCAT. If Microbot is unable to commercialize the SCS or the TipCAT or experiences significant delays in doing so, Microbot’s business will be materially harmed.

On January 27, 2017 Microbot entered into a research agreement with The Washington University to develop the protocol for and to execute the necessary animal study to determine the effectiveness of the Microbot’s SCS prototype. The initial research is expected to be completed within 6 months, with a comprehensive study to follow and be completed in 2018. Upon the completion of animal studies, Microbot may conduct clinical trials if they are requested by the FDA or if Microbot decides that the data from such trials would improve the marketability of the product candidate. The TipCAT is expected to enter animal studies in 2018. Upon the completion of animal studies, Microbot may conduct clinical trials if they are requested by the FDA or if Microbot decides that the data from such trials would improve the marketability of the product candidate. After all necessary clinical and performance data supporting the safety and effectiveness of each product candidate are collected, Microbot must still obtain FDA clearance or approval to market the device and those regulatory processes can take several months to several years to be completed. Therefore, Microbot’s ability to generate product revenues will not occur for at least the next few years, if at all, and will depend heavily on the successful commercialization of SCS and TipCAT in their respective intended markets. The success of each of these product candidates will depend on a number of factors, including the following:

●	the Company’s ability to obtain additional capital;

●	successful completion of animal studies and, if necessary, human clinical trials and the collection of sufficient data to demonstrate that the device is safe and effective for its intended use;

●	receipt of marketing approvals or clearances from FDA and other applicable regulatory authorities;

●	establishing commercial manufacturing arrangements with one or more third parties;

●	obtaining and maintaining patent and trade secret protections;

●	protecting Microbot’s rights in its intellectual property portfolio;

●	establishing sales, marketing and distribution capabilities;

●	generating commercial sales of SCS and TipCAT, as applicable, if and when approved, whether alone or in collaboration with other entities;

●	acceptance of SCS and TipCAT, as applicable, if and when commercially launched, by the medical community, patients and third-party payors;

●	effectively competing with existing shunt and endoscope products on the market and any new competing products that may enter the market; and

●	maintaining quality and an acceptable safety profile of SCS and TipCAT, as applicable, following clearance or approval.

If Microbot does not achieve one or more of these factors in a timely manner or at all, it could experience significant delays or an inability to successfully commercialize SCS and/or TipCAT, which would materially harm its business.

Microbot’s product candidates are subject to an uncertain and potentially lengthy domestic regulatory review process. If Microbot does not obtain and maintain the necessary regulatory authorizations from the Food and Drug Administration, Microbot will not be able to sell its product candidates in the United States.

Microbot’s product candidates and operations are subject to extensive regulation in the United States by the FDA under the agency’s medical device authorities. The FDA regulates the development, bench and clinical testing, manufacturing, labeling, storage, record-keeping, promotion, marketing sales, distribution and post-market support and reporting of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. Microbot expects its product candidates to be classified as Class II. In order to market Class II products for use in the United States, Microbot must first obtain clearance from the FDA pursuant to Section 510(k) of the Federal Food, Drug, and Cosmetic Act. Clearance under Section 510(k) requires a demonstration that a new device is substantially equivalent to another device with 510(k) clearance or grandfathered status or to a device that was reclassified from Class III to Class II or Class I.

If the FDA determines that the device or its intended use is not substantially equivalent to a predicate device, the device is automatically placed into Class III, requiring the submission of a premarket approval application (PMA). There is no guarantee that the FDA will agree with Microbot’s determination that a 510(k) notification is the appropriate regulatory pathway for its products, or that FDA will grant Microbot 510(k) clearance for its pipeline medical device products even if that pathway is accepted. Failure to obtain the necessary clearances for its products would adversely affect Microbot’s ability to grow its business. Delays in receipt or failure to receive the necessary clearances, or the failure to comply with existing or future regulatory requirements, could reduce our business prospects.

Devices that cannot be cleared through the 510(k) process due to lack of a predicate device but would be considered low or moderate risk (in other words, they do not rise to the level of requiring the approval of a PMA) may be eligible for the 510(k) de novo classification process. If FDA determines that either of Microbot’s product candidates is not eligible for a traditional 510(k), the Microbot device may still be eligible for the 510(k) de novo process.

Even if one or both of Microbot’s product candidates receives 510(k) clearance from FDA, under either the traditional pathway or the de novo 510(k) pathway, any subsequent modification that could significantly affect the device’s safety or effectiveness, or that would cause them to be marketed for additional indications for use, may require a new 510(k) clearance or a PMA for the modified products before Microbot will be permitted to market them in the United States. The FDA can require a manufacturer to cease U.S. marketing and/or recall the modified device until it is satisfied that the appropriate 510(k) clearance or PMA approval is obtained.

The FDA may not act favorably or quickly in its review of Microbot’s 510(k), de novo 510(k), or PMA submissions, as applicable, or Microbot may encounter significant difficulties and costs in its efforts to obtain FDA clearance or approval, any of which could delay or preclude its sale of its product candidates in the United States. Furthermore, the FDA may request additional data or require Microbot to conduct further testing, or compile more data, including clinical data and clinical studies, in support of its 510(k) submission or potentially a de novo 510(k).

Moreover, the regulatory policies affecting Microbot’s proposed product candidates can change at any time. The changes and their potential impact on Microbot’s business cannot be accurately predicted. For example, in 2011, the FDA announced a Plan of Action to modernize and improve the FDA’s premarket review of medical devices, and has implemented, and continues to implement, reforms intended to streamline the premarket review process. In addition, as part of the Food and Drug Administration Safety and Innovation Act of 2012, Congress enacted several reforms through the Medical Device Regulatory Improvements and additional miscellaneous provisions which will further affect both pre- and post-approval medical device regulation. Changes in the FDA 510(k) process could make clearance more difficult to obtain, increase delay, add uncertainty and have other significant adverse effects on Microbot’s ability to obtain and maintain clearance for its product candidates.

The FDA may also, instead of accepting any kind of 510(k) submission, classify a product as high-risk and require Microbot to submit a PMA for the initial clearance, which is typically a much more complex, lengthy and burdensome application than a 510(k) submission. To support a PMA, the FDA would likely require that Microbot conduct one or more clinical studies to demonstrate that the device is safe and effective. In some cases such studies may be requested for a 510(k) or de novo 510(k) as well. Microbot may not be able to meet the requirements to obtain 510(k) clearance or PMA approval, in which case the FDA may not grant any necessary clearances or approvals. In addition, the FDA may place significant limitations upon the intended use of its product candidates as a condition to a 510(k) clearance or PMA approval. Product applications can also be denied or withdrawn due to failure to comply with regulatory requirements or the occurrence of unforeseen problems following clearance or approval. Any delays or failure to obtain FDA clearance or approval of new products Microbot develops, any limitations imposed by the FDA on new product use or the costs of obtaining FDA clearance or approvals could have a material adverse effect on Microbot’s business, financial condition and results of operations.

Failure to comply with the regulations or obtain the approvals described above could have a material adverse effect on Microbot’s business, financial condition and results of operations. There can be no assurance that clinical trials will meet desired endpoints, produce meaningful or useful data and be free of unexpected adverse effects, and such uncertainty could preclude or delay market clearance or authorizations resulting in significant financial costs and reduced revenue.

At this time, Microbot does not know whether the FDA will require it to submit clinical data in support of its future marketing applications for either product candidate.

Microbot anticipates that each of its existing product candidates, SCS and TipCAT, will be classified by the FDA as Class II and thus be eligible for marketing pursuant to a cleared 510(k) notification. However, there is no guarantee that the FDA will agree with the Company’s determination or that the FDA would accept the predicate devices that Microbot intends to submit in its 510(k) notifications in order to establish that its new device product is substantially equivalent to one or more predicate devices. The FDA also may request additional data in response to a 510(k) notification, or require Microbot to conduct further testing or compile more data in support of its 510(k) submission or de novo 510(k), as appropriate. Such additional data could include clinical data that must be derived from human clinical studies that are designed appropriately to address the potential questions from the FDA regarding a proposed product’s safety or effectiveness.

In order to conduct a clinical investigation involving human subjects for the purpose of demonstrating the safety and effectiveness of a medical device, a company must, among other things, apply for and obtain Institutional Review Board, or IRB, approval of the proposed investigation. In addition, if the clinical study involves a “significant risk” (as defined by the FDA) to human health, the sponsor of the investigation must also submit and obtain FDA approval of an Investigational Device Exemption, or IDE, application. Microbot may not be able to obtain FDA and/or IRB approval to undertake clinical trials in the United States for any new devices Microbot intends to market in the United States in the future. Any type of clinical study in humans requires the investment of substantial expense, professional resources and time. Moreover, the timing of the commencement, continuation and completion of any future clinical trial may be subject to significant delays attributable to various causes, including scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria, failure of patients to complete the clinical trial, delay in or failure to obtain IRB approval to conduct a clinical trial at a prospective site, and shortages of supply in the investigational device.

The addition of one or more mandatory clinical trials to the development timeline for one or both Microbot product candidates would significantly increase the costs associated with developing and commercializing the product and delay the timing of U.S. regulatory authorization.

Unsuccessful animal studies, clinical trials or procedures relating to product candidates under development could have a material adverse effect on Microbot’s prospects.

The regulatory approval process for new products and new indications for existing products requires extensive data and procedures, including the development of regulatory and quality standards and, potentially, certain clinical studies. Unfavorable or inconsistent data from current or future clinical trials or other studies conducted by Microbot or third parties, including the studies now being performed by The Washington University or perceptions regarding such data, could adversely affect Microbot’s ability to obtain necessary device clearance or approval and the market’s view of Microbot’s future prospects. Failure to successfully complete these studies in a timely and cost-effective manner could have a material adverse effect on Microbot’s prospects. Because animal trials, clinical trials and other types of scientific studies are inherently uncertain, there can be no assurance that these trials or studies will be completed in a timely or cost-effective manner or result in a commercially viable product. Clinical trials or studies may experience significant setbacks even if earlier preclinical or animal studies have shown promising results. Furthermore, preliminary results from clinical trials may be contradicted by subsequent clinical analysis. Results from clinical trials may also not be supported by actual long-term studies or clinical experience. If preliminary clinical results are later contradicted, or if initial results cannot be supported by actual long-term studies or clinical experience, Microbot’s business could be adversely affected. Clinical trials also may be suspended or terminated by us, the FDA or other regulatory authorities at any time if it is believed that the trial participants face unacceptable health risks.

Microbot has no prior experience in conducting clinical trials and will depend upon the ability of third parties, including contract research organizations, collaborative academic groups, future clinical trial sites and investigators, to conduct or to assist the Company in conducting clinical trials for its product candidates, if such trials become necessary.

As a development-stage, pre-clinical company, Microbot has no prior experience in designing, initiating, conducting and monitoring human clinical trials, if data from such trials become necessary in order to obtain regulatory clearance or approval of our product candidates. Should the FDA or another regulatory agency in a foreign market request clinical data to support the safety and effectiveness of Microbot’s product candidates, Microbot will depend upon its ability and/or the ability of future collaborators, contract research organizations, clinical trial sites and investigators to successfully design, initiate, conduct and monitor such clinical trials.

Failure by Microbot or by any of these future collaborating parties to timely and effectively initiate, conduct and monitor a future clinical trial could significantly delay or materially impair Microbot’s ability to complete those clinical trials and/or obtain regulatory clearance or approval of its product candidates and, consequently, could delay or materially impair its ability to generate revenues from the commercialization of those products.

If the commercial opportunity for SCS and TipCAT is smaller than Microbot anticipates, Microbot’s future revenue from SCS and TipCAT will be adversely affected and Microbot’s business will suffer.

If the size of the commercial opportunities in any of Microbot’s target markets is smaller than it anticipates, Microbot may not be able to achieve profitability and growth. Microbot is developing SCS as a device for the treatment of hydrocephalus and NPH and is developing TipCAT as an endoscopic tool, with colonoscopy as the most immediate application of the TipCAT technology. Microbot expects its future revenues to be primarily derived from the sales of the SCS and TipCAT, neither of which has undergone an FDA pre-market review process necessary to commercialize the product candidate in the United States. It is difficult to predict the penetration, future growth rate or size of the market for Microbot’s product candidates.

The commercial success of the SCS and TipCAT will require broad acceptance of the devices by the doctors and other medical professionals who specialize in the procedures targeted by each device, a limited number of whom may be able to influence device selection and purchasing decisions. If Microbot’s technologies are not broadly accepted and perceived as having significant advantages over existing medical devices, then it will not meet its business objectives. Such perceptions are likely to be based on a determination by medical facilities and physicians that Microbot’s product candidates are safe and effective, are cost-effective in comparison to existing devices, and represent acceptable methods of treatment. Microbot cannot assure that it will be able to establish the relationships and arrangements with medical facilities and physicians necessary to support the market uptake of its product candidates. In addition, its competitors may develop new technologies for the same markets Microbot is targeting that are more attractive to medical facilities and physicians. If doctors and other medical professionals do not consider Microbot product candidates to be suitable for application in the procedures we are targeting and an improvement over the use of existing or competing products, Microbot’s business goals will not be realized.

Customers will be unlikely to buy the SCS or the TipCAT unless Microbot can demonstrate that they can be produced for sale to consumers at attractive prices.

To date, Microbot has focused primarily on research and development of the first generation versions of the SCS and the TipCAT. Consequently, Microbot has no experience in manufacturing its product candidates, and intends to manufacture its product candidates through third-party manufacturers. Microbot can offer no assurance that either it or its manufacturing partners will develop efficient, automated, low-cost manufacturing capabilities and processes to meet the quality, price, engineering, design and production standards or production volumes required to successfully mass produce its commercial products. Even if its manufacturing partners are successful in developing such manufacturing capability and quality processes, including the assurance of GMP-compliant device manufacturing, there can be no assurance that Microbot can timely meet its product commercialization schedule or the production and delivery requirements of potential customers. A failure to develop such manufacturing processes and capabilities could have a material adverse effect on Microbot’s business and financial results.

The proposed price of Microbot’s product candidates, once approved for sale, will be dependent on material and other manufacturing costs. Microbot cannot offer any assurances that its manufacturing partner will be able manufacture its product candidates at a competitive price or that achieving cost reductions will not cause a reduction in the performance, reliability and longevity of its product candidates.

Microbot has relied on, and intends to continue to rely on, third-party manufacturers to produce its product candidates.

Microbot currently relies, and expects to rely for the foreseeable future, on third-party manufacturers to produce and supply its product candidates, and it expects to rely on third parties to manufacture the commercialized products as well, should they receive the necessary regulatory clearance or approval. Reliance on third-party manufacturers entails risks to which Microbot would not be subject if Microbot manufactured its product candidates or future commercial products itself, including:

●	limitations on supply availability resulting from capacity, internal operational problems or scheduling constraints of third parties;

●	potential regulatory non-compliance or other violations by the third-party manufacturer that could result in quality assurance issues or government enforcement action that has a negative effect on Microbot’s product candidates and distribution strategy;

●	the possible breach of manufacturing agreements by third parties because of various factors beyond Microbot’s control; and

●	the possible termination or non-renewal of manufacturing agreements by third parties for various reasons beyond Microbot’s control, at a time that is costly or inconvenient to Microbot.

If Microbot is not able to maintain its key manufacturing relationships, Microbot may fail to find replacement manufacturers or develop its own manufacturing capabilities, which could delay or impair Microbot’s ability to obtain regulatory clearance or approval for its product candidates and could substantially increase its costs or deplete profit margins, if any. If Microbot does find replacement manufacturers, Microbot may not be able to enter into agreements with them on terms and conditions favorable to it and there could be a substantial delay before new facilities could be qualified and registered with the FDA and other foreign regulatory authorities.

If Microbot’s product candidates are not considered to be a safe and effective alternative to existing technologies, Microbot will not be commercially successful.

The SCS and TipCAT rely on new technologies, and Microbot’s success will depend on acceptance of these technologies by the medical community as safe, clinically effective, cost effective and a preferred device as compared to products of its competitors. Microbot does not have long-term data regarding efficacy, safety and clinical outcomes associated with the use of SCS or TipCAT. Any data that is generated in the future may not be positive or may not support the product candidates’ regulatory dossiers, which would negatively affect market acceptance and the rate at which its product candidates are adopted. Equally important will be physicians’ perceptions of the safety of Microbot’s product candidates because Microbot’s technologies are relatively new. If, over the long term, Microbot’s product candidates do not meet surgeons’ expectations as to safety, efficacy and ease of use, they may not become widely adopted.

Market acceptance of Microbot’s product candidates will also be affected by other factors, including Microbot’s ability to convince key opinion leaders to provide recommendations regarding its product candidates; convince distributors that its technologies are attractive alternatives to existing and competing technologies; supply and service sufficient quantities of products directly or through marketing alliances; and price products competitively in light of the current macroeconomic environment, which is becoming increasingly price sensitive.

Microbot may be subject to penalties and may be precluded from marketing its product candidates if Microbot fails to comply with extensive governmental regulations.

Microbot believes that its medical device product candidates will be categorized as Class II devices, which typically require a 510(k) or 510(k) de-novo premarket submission to the FDA. However, the FDA has not made any determination about whether Microbot’s medical product candidates are Class II medical devices and may disagree with that classification. If the FDA determines that Microbot’s product candidates should be reclassified as Class III medical devices, Microbot could be precluded from marketing the devices for clinical use within the United States for months, years or longer, depending on the specifics of the change in classification. Reclassification of any of Microbot’s product candidates as Class III medical devices could significantly increase Microbot’s regulatory costs, including the timing and expense associated with required clinical trials and other costs.

The FDA and non-U.S. regulatory authorities require that Microbot product candidates be manufactured according to rigorous standards. These regulatory requirements significantly increase Microbot’s production costs, which may prevent Microbot from offering products within the price range and in quantities necessary to meet market demands. If Microbot or one of its third-party manufacturers changes an approved manufacturing process, the FDA may need to review the process before it may be used. Failure to comply with applicable pre-market and post-market regulatory requirements could subject Microbot to enforcement actions, including warning letters, fines, injunctions and civil penalties, recall or seizure of its products, operating restrictions, partial suspension or total shutdown of its production, and criminal prosecution.

If Microbot is not able to both obtain and maintain adequate levels of third-party reimbursement for procedures involving its product candidates after they are approved for marketing and launched commercially, it would have a material adverse effect on Microbot’s business.

Healthcare providers and related facilities are generally reimbursed for their services through payment systems managed by various governmental agencies worldwide, private insurance companies, and managed care organizations. The manner and level of reimbursement in any given case may depend on the site of care, the procedure(s) performed, the final patient diagnosis, the device(s) utilized, available budget, or a combination of these factors, and coverage and payment levels are determined at each payor’s discretion. The coverage policies and reimbursement levels of these third-party payors may impact the decisions of healthcare providers and facilities regarding which medical products they purchase and the prices they are willing to pay for those products. Microbot cannot assure you that its sales will not be impeded and its business harmed if third-party payors fail to provide reimbursement for Microbot products that healthcare providers view as adequate.

In the United States, Microbot expects that its product candidates, once approved, will be purchased primarily by medical institutions, which then bill various third-party payors, such as the Centers for Medicare & Medicaid Services, or CMS, which administers the Medicare program through Medicare Administrative Contractors, and other government health care programs and private insurance plans, for the healthcare products and services provided to their patients. The process involved in applying for coverage and incremental reimbursement from CMS is lengthy and expensive. Moreover, many private payors look to CMS in setting their reimbursement policies and amounts. If CMS or other agencies limit coverage for procedures utilizing Microbot’s products or decrease or limit reimbursement payments for doctors and hospitals utilizing Microbot’s products, this may affect coverage and reimbursement determinations by many private payors.

If a procedure involving a medical device is not reimbursed separately by a government or private insurer, then a medical institution would have to absorb the cost of Microbot’s products as part of the cost of the procedure in which the products are used. At this time, Microbot does not know the extent to which medical institutions would consider insurers’ payment levels adequate to cover the cost of its products. Failure by hospitals and surgeons to receive an amount that they consider to be adequate reimbursement for procedures in which Microbot products are used could deter them from purchasing Microbot products and limit sales growth for those products.

Microbot has no control over payor decision-making with respect to coverage and payment levels for its medical device product candidates, once they are approved. Additionally, Microbot expects many payors to continue to explore cost-containment strategies (e.g., comparative and cost-effectiveness analyses, so-called ”pay-for-performance” programs implemented by various public government health care programs and private third-party payors, and expansion of payment bundling initiatives, and other such methods that shift medical cost risk to providers) that may potentially impact coverage and/or payment levels for Microbot’s current product candidates or products Microbot develops in the future.

As Microbot’s product offerings are used across diverse healthcare settings, they will be affected to varying degrees by the different payment systems.

Clinical outcome studies for the SCS may not provide sufficient data to make Microbot’s product candidates the standard of care.

Microbot’s business plan relies on the broad adoption by surgeons of the SCS for primary shunt placement procedures to prevent shunt occlusions. Although Microbot believes the occurrence of shunt occlusion complications is well known among physicians practicing in the relevant medical fields, SCS may be adopted for replacement shunt surgeries only. Neurosurgeons may adopt SCS for primary shunt placement procedures only upon additional clinical studies with longer follow up periods, if at all. It may also be necessary to provide outcome studies on the preventative capabilities of the SCS in order to convince the medical community of its safety and efficacy. Clinical studies may not show an advantage in SCS based procedures in a timely manner, or at all, and outcome studies have not been designed at this time, and may be too large and too costly for Microbot to conduct. Both situations could prevent broad adoption of the SCS and materially impact Microbot’s business.

Microbot products may in the future be subject to mandatory product recalls that could harm its reputation, business and financial results.

The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture that could pose a risk of injury to patients. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is a reasonable probability that the device would cause serious injury or death, although in most cases this mandatory recall authority is not used because manufacturers typically initiate a voluntary recall when a device violation is discovered. In addition, foreign governmental bodies have the authority to require the recall of Microbot products in the event of material deficiencies or defects in design or manufacture. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found. A government-mandated or voluntary recall by Microbot or one of its distributors could occur as a result of component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any Microbot products would divert managerial and financial resources and have an adverse effect on Microbot’s financial condition and results of operations, and any future recall announcements could harm Microbot’s reputation with customers and negatively affect its sales. In addition, the FDA could take enforcement action, including any of the following sanctions for failing to timely report a recall to the FDA:

●	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

●	detention or seizure of Microbot products;

●	operating restrictions or partial suspension or total shutdown of production;

●	refusing or delaying requests for 510(k) clearance or premarket approval of new products or modified products;

●	withdrawing 510(k) clearances or other types of regulatory authorizations -that have already been granted;

●	refusing to grant export approval for Microbot products; or

●	criminal prosecution.

If Microbot’s future commercialized products cause or contribute to a death or a serious injury, Microbot will be subject to Medical Device Reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.

Under FDA regulations, Microbot will be required to report to the FDA any incident in which a marketed medical device product may have caused or contributed to a death or serious injury or in which a medical device malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. In addition, all manufacturers placing medical devices in European Union markets are legally bound to report any serious or potentially serious incidents involving devices they produce or sell to the relevant authority in whose jurisdiction the incident occurred.

Microbot anticipates that in the future it is likely that we may experience events that would require reporting to the FDA pursuant to the Medical Device Reporting (MDR) regulations. Any adverse event involving a Microbot product could result in future voluntary corrective actions, such as product actions or customer notifications, or agency actions, such as inspection, mandatory recall or other enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending Microbot in a lawsuit, will require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results.

Microbot could be exposed to significant liability claims if Microbot is unable to obtain insurance at acceptable costs and adequate levels or otherwise protect itself against potential product liability claims.

The testing, manufacture, marketing and sale of medical devices entail the inherent risk of liability claims or product recalls. Product liability insurance is expensive and may not be available on acceptable terms, if at all. A successful product liability claim or product recall could inhibit or prevent the successful commercialization of Microbot’s products, cause a significant financial burden on Microbot, or both, which in any case could have a material adverse effect on Microbot’s business and financial condition.

The results of Microbot’s research and development efforts are uncertain and there can be no assurance of the commercial success of Microbot’s product candidates.

Microbot believe that its success will depend in part on its ability to expand its product offerings and continue to improve its existing product candidates in response to changing technologies, customer demands and competitive pressures. As such, Microbot expects to continue dedicating significant resources in research and development. The product candidates and services being developed by Microbot may not be technologically successful. In addition, the length of Microbot’s product candidates and service development cycle may be greater than Microbot originally expected.

If Microbot fail to retain certain of its key personnel and attract and retain additional qualified personnel, Microbot might not be able to pursue its growth strategy effectively.

Microbot is dependent on its senior management, in particular Harel Gadot, Microbot’s Chairman, President and Chief Executive Officer. Although Microbot believes that its relationship with members of its senior management is positive, there can be no assurance that the services of any of these individuals will continue to be available to Microbot in the future. Microbot’s future success will depend in part on its ability to retain its management and scientific teams, to identify, hire and retain additional qualified personnel with expertise in research and development and sales and marketing, and to effectively provide for the succession of senior management, when necessary. Competition for qualified personnel in the medical device industry is intense and finding and retaining qualified personnel with experience in the industry is very difficult. Microbot believes that there are only a limited number of individuals with the requisite skills to serve in key positions at Microbot, particularly in Israel, and it competes for key personnel with other medical equipment and technology companies, as well as research institutions.

Microbot does not carry, and does not intend to carry, any key man life insurance policies on any of its existing executive officers.

Risks Relating to International Business

If Microbot fails to obtain regulatory clearances in other countries for its product candidates under development, Microbot will not be able to commercialize these product candidates in those countries.

In order for Microbot to market its product candidates in countries other than the United States, it must comply with the safety and quality regulations in such countries.

In Europe, these regulations, including the requirements for approvals, clearance or grant of Conformité Européenne, or CE, Certificates of Conformity and the time required for regulatory review, vary from country to country. Failure to obtain regulatory approval, clearance or CE Certificates of Conformity (or equivalent) in any foreign country in which Microbot plans to market its product candidates may harm its ability to generate revenue and harm its business. Approval and CE marking procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval or CE Certificate of Conformity in other countries might differ from that required to obtain FDA clearance. The regulatory approval or CE marking process in other countries may include all of the risks detailed above regarding FDA clearance in the United States. Regulatory approval or the CE marking of a product candidate in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval or a CE Certificate of Conformity in one country may negatively impact the regulatory process in others. Failure to obtain regulatory approval or a CE Certificate of Conformity in other countries or any delay or setback in obtaining such approval could have the same adverse effects described above regarding FDA clearance in the United States.

Microbot cannot be certain that it will be successful in complying with the requirements of the CE Certificate of Conformity and receiving a CE Mark for its product candidates or in continuing to meet the requirements of the Medical Devices Directive in the European Economic Area (EEA).

Israel’s Medical Devices Law generally requires the registration of all medical products with the Ministry of Health, or MOH, Registrar through the submission of an application to the Ministry of Health Medical Institutions and Devices Licensing Department, or AMAR. If the application includes a certificate issued by a competent authority of a “recognized” country, which includes Australia, Canada, the European Community Member States, Japan or the United States, the registration process is expedited, but is generally still expected to take 6 to 9 months for approval. If certification from a recognized country is not available, the registration process takes significantly longer and a license is rarely issued under such circumstances, as the MOH may require the presentation of significant additional clinical data. Once granted, a license (marketing authorization) for a medical device is valid for five years from the date of registration of the device, except for implants with a life-supporting function, for which the validity is for only two years from the date of registration. Furthermore, the holder of the license must meet several additional requirements to maintain the license. Microbot cannot be certain that it will be successful in applying for a license from the MOH for its product candidates.

Microbot operations in international markets involve inherent risks that Microbot may not be able to control.

Microbot’s business plan includes the marketing and sale of its proposed product candidates internationally, and specifically in Europe and Israel. Accordingly, Microbot’s results could be materially and adversely affected by a variety of factors relating to international business operations that it may or may not be able to control, including:

●	adverse macroeconomic conditions affecting geographies where Microbot intends to do business;

●	foreign currency exchange rates;

●	political or social unrest or economic instability in a specific country or region;

●	higher costs of doing business in certain foreign countries;

●	infringement claims on foreign patents, copyrights or trademark rights;

●	difficulties in staffing and managing operations across disparate geographic areas;

●	difficulties associated with enforcing agreements and intellectual property rights through foreign legal systems;

●	trade protection measures and other regulatory requirements, which affect Microbot’s ability to import or export its product candidates from or to various countries;

●	adverse tax consequences;

●	unexpected changes in legal and regulatory requirements;

●	military conflict, terrorist activities, natural disasters and medical epidemics; and

●	Microbot’s ability to recruit and retain channel partners in foreign jurisdictions.

Microbot’s financial results may be affected by fluctuations in exchange rates and Microbot’s current currency hedging strategy may not be sufficient to counter such fluctuations.

Microbot’s financial statements are denominated in U.S. dollars and the financial results of the Company are denominated in U.S. dollars, while a significant portion of Microbot’s business is conducted, and a substantial portion of its operating expenses are payable, in currencies other than the U.S. dollar. Exchange rate fluctuations may have an adverse impact on Microbot’s future revenues or expenses as presented in the financial statements. Microbot may in the future use financial instruments, such as forward foreign currency contracts, in its management of foreign currency exposure. These contracts would primarily require Microbot to purchase and sell certain foreign currencies with or for U.S. dollars at contracted rates. Microbot may be exposed to a credit loss in the event of non-performance by the counterparties of these contracts. In addition, these financial instruments may not adequately manage Microbot’s foreign currency exposure. Microbot’s results of operations could be adversely affected if Microbot is unable to successfully manage currency fluctuations in the future.

Risks Relating to Microbot’s Intellectual Property

Microbot’s right to develop and commercialize its existing product candidates are subject to the terms and condition of a license granted to Microbot by Technion Research and Development Foundation Ltd. and termination of the license with respect to one or both of the technology platforms underlying the product candidates would result in Microbot ceasing its development efforts for the applicable product candidate(s).

Microbot entered into a license agreement with Technion Research and Development Foundation Ltd., or TRDF, in 2012 pursuant to which Microbot obtained an exclusive, worldwide, royalty-bearing, sub-licensable license to certain patents and inventions relating to the SCS and TipCAT technology platforms. Pursuant to the terms of the license agreement, in order to maintain the license with respect to each platform, Microbot must use commercially reasonable efforts to develop products covered by the license, including meeting certain agreed upon development milestones. TRDF has the option to terminate a license granted with respect a particular technology in the event Microbot fails to meet a development milestone associated with such technology. Therefore, the failure to meet development milestones may lead to a complete termination of the applicable license agreement and result in Microbot ceasing its development efforts for the applicable product candidate. The milestones for SCS include commencing initial studies in humans by December 2018 and commencing a clinical trial, if necessary, by December 2019. The milestones for TipCAT include commencing initial studies in humans by December 2018 and commencing a full clinical trial, if necessary, by December 2020. Failure to meet any development milestone will give TRDF the right to terminate the license with respect to the technology underlying the missed milestone. Although Microbot expects to meet the milestone requirements, TRDF has demonstrated flexibility with respect to amending the terms of the license to extend the milestone dates.

Under the license agreement, Microbot is also subject to various other obligations, including obligations with respect to payment upon the achievement of certain milestones and royalties on product sales. TRDF may terminate the license agreement under certain circumstances, including material breaches by Microbot or under certain bankruptcy or insolvency events. In the case of termination of the license by Microbot without cause or by TRDF for cause, TRDF has the right to receive a non-exclusive license from Microbot with respect to improvements to the licensed technologies made by Microbot.

If TRDF were to terminate the license agreement or if Microbot was to otherwise lose the ability to exploit the licensed patents, Microbot’s competitive advantage could be reduced or terminated, and Microbot will likely not be able to find a source to replace the licensed technology.

However, if there is any future dispute between Microbot and TRDF regarding the respective parties’ rights under the license agreement, Microbot’s ability to develop and commercialize the SCS and TipCAT may be materially harmed.

Microbot may not meet its product candidates’ development and commercialization objectives in a timely manner or at all.

Microbot has established internal goals, based upon expectations with respect to its technologies, which Microbot has used to assess its progress toward developing its product candidates. These goals relate to technology and design improvements as well as to dates for achieving specific development results. If the product candidates exhibit technical defects or are unable to meet cost or performance goals, Microbot’s commercialization schedule could be delayed and potential purchasers of its initial commercialized products may decline to purchase such products or may opt to pursue alternative products, which would materially harm its business.

Intellectual property litigation and infringement claims could cause Microbot to incur significant expenses or prevent Microbot from selling certain of its product candidates.

The medical device industry is characterized by extensive intellectual property litigation. From time to time, Microbot might be the subject of claims by third parties of potential infringement or misappropriation. Regardless of outcome, such claims are expensive to defend and divert the time and effort of Microbot’s management and operating personnel from other business issues. A successful claim or claims of patent or other intellectual property infringement against Microbot could result in its payment of significant monetary damages and/or royalty payments or negatively impact its ability to sell current or future products in the affected category and could have a material adverse effect on its business, cash flows, financial condition or results of operations.

If Microbot or TRDF are unable to protect the patents or other proprietary rights relating to Microbot’s product candidates, or if Microbot infringes on the patents or other proprietary rights of others, Microbot’s competitiveness and business prospects may be materially damaged.

Microbot’s success depends on its ability to protect its intellectual property (including its licensed intellectual property) and its proprietary technologies. Microbot’s commercial success depends in part on its ability to obtain and maintain patent protection and trade secret protection for its product candidates, proprietary technologies, and their uses, as well as its ability to operate without infringing upon the proprietary rights of others.

Microbot currently holds, through licenses or otherwise, an intellectual property portfolio that includes U.S. and international patents and pending patents, and other patents under development. Microbot intends to continue to seek legal protection, primarily through patents, including the TRDF licensed patents, for its proprietary technology. Seeking patent protection is a lengthy and costly process, and there can be no assurance that patents will be issued from any pending applications, or that any claims allowed from existing or pending patents will be sufficiently broad or strong to protect its proprietary technology. There is also no guarantee that any patents Microbot holds, through licenses or otherwise, will not be challenged, invalidated or circumvented, or that the patent rights granted will provide competitive advantages to Microbot. Microbot’s competitors have developed and may continue to develop and obtain patents for technologies that are similar or superior to Microbot’s technologies. In addition, the laws of foreign jurisdictions in which Microbot develops, manufactures or sells its product candidates may not protect Microbot’s intellectual property rights to the same extent as do the laws of the United States.

Adverse outcomes in current or future legal disputes regarding patent and other intellectual property rights could result in the loss of Microbot’s intellectual property rights, subject Microbot to significant liabilities to third parties, require Microbot to seek licenses from third parties on terms that may not be reasonable or favorable to Microbot, prevent Microbot from manufacturing, importing or selling its product candidates, or compel Microbot to redesign its product candidates to avoid infringing third parties’ intellectual property. As a result, Microbot may be required to incur substantial costs to prosecute, enforce or defend its intellectual property rights if they are challenged. Any of these circumstances could have a material adverse effect on Microbot’s business, financial condition and resources or results of operations.

Microbot has the first right, but not the obligation, to control the prosecution, maintenance or enforcement of the licensed patents from TRDF. However, there may be situations in which Microbot will not have control over the prosecution, maintenance or enforcement of the patents that Microbot licenses, or may not have sufficient ability to consult and input into the patent prosecution and maintenance process with respect to such patents. If Microbot does not control the patent prosecution and maintenance process with respect to the TRDF licensed patents, TRDF may elect to do so but may fail to take the steps that are necessary or desirable in order to obtain, maintain and enforce the licensed patents.

Microbot’s ability to develop intellectual property depends in large part on hiring, retaining and motivating highly qualified design and engineering staff and consultants with the knowledge and technical competence to advance its technology and productivity goals. To protect Microbot’s trade secrets and proprietary information, Microbot has entered into confidentiality agreements with its employees, as well as with consultants and other parties. If these agreements prove inadequate or are breached, Microbot’s remedies may not be sufficient to cover its losses.

Dependence on patent and other proprietary rights and failing to protect such rights or to be successful in litigation related to such rights may result in Microbot’s payment of significant monetary damages or impact offerings in its product portfolios.

Microbot’s long-term success largely depends on its ability to market technologically competitive product candidates. If Microbot fails to obtain or maintain adequate intellectual property protection, it may not be able to prevent third parties from using its proprietary technologies or may lose access to technologies critical to our product candidates. Also, Microbot currently pending or future patent applications may not result in issued patents, and issued patents are subject to claims concerning priority, scope and other issues.

Furthermore, Microbot has not filed applications for all of our patents internationally and it may not be able to prevent third parties from using its proprietary technologies or may lose access to technologies critical to its product candidates in other countries.

Risks Relating to Operations in Israel

Microbot has facilities located in Israel, and therefore, political conditions in Israel may affect Microbot’s operations and results.

Microbot has facilities located in Israel. In addition, three of its seven directors are residents of Israel. Accordingly, political, economic and military conditions in Israel will directly or indirectly affect Microbot’s operations and results. Since the establishment of the State of Israel, a number of armed conflicts have taken place between Israel and its Arab neighbors. An ongoing state of hostility, varying in degree and intensity has led to security and economic problems for Israel. For a number of years there have been continuing hostilities between Israel and the Palestinians. This includes hostilities with the Islamic movement Hamas in the Gaza Strip, which have adversely affected the peace process and at times resulted in armed conflicts. Such hostilities have negatively influenced Israel’s economy as well as impaired Israel’s relationships with several other countries. Israel also faces threats from Hezbollah militants in Lebanon, from ISIS and rebel forces in Syria, from the government of Iran and other potential threats from additional countries in the region. Moreover, some of Israel’s neighboring countries have recently undergone or are undergoing significant political changes. These political, economic and military conditions in Israel could have a material adverse effect on Microbot’s business, financial condition, results of operations and future growth.

Political relations could limit Microbot’s ability to sell or buy internationally.

Microbot could be adversely affected by the interruption or reduction of trade between Israel and its trading partners. Some countries, companies and organizations continue to participate in a boycott of Israeli firms and others doing business with Israel, with Israeli companies or with Israeli-owned companies operating in other countries. Foreign government defense export policies towards Israel could also make it more difficult for us to obtain the export authorizations necessary for Microbot’s activities. Also, over the past several years there have been calls in Europe and elsewhere to reduce trade with Israel. There can be no assurance that restrictive laws, policies or practices directed towards Israel or Israeli businesses will not have an adverse impact on Microbot’s business.

Israel’s economy may become unstable.

From time to time, Israel’s economy may experience inflation or deflation, low foreign exchange reserves, fluctuations in world commodity prices, military conflicts and civil unrest. For these and other reasons, the government of Israel has intervened in the economy employing fiscal and monetary policies, import duties, foreign currency restrictions, controls of wages, prices and foreign currency exchange rates and regulations regarding the lending limits of Israeli banks to companies considered to be in an affiliated group. The Israeli government has periodically changed its policies in these areas. Reoccurrence of previous destabilizing factors could make it more difficult for Microbot to operate its business and could adversely affect its business.

Exchange rate fluctuations between the U.S. dollar and the NIS currencies may negatively affect Microbot’s operating costs.

A significant portion of Microbot’s expenses are paid in New Israeli Shekels, or NIS, but its financial statements are denominated in U.S. dollars. As a result, Microbot is exposed to the risks that the NIS may appreciate relative to the U.S. dollar, or the NIS instead devalues relative to the U.S. dollar, and the inflation rate in Israel may exceed such rate of devaluation of the NIS, or that the timing of such devaluation may lag behind inflation in Israel. In any such event, the U.S. dollar cost of Microbot’s operations in Israel would increase and Microbot’s U.S. dollar-denominated results of operations would be adversely affected. Microbot cannot predict any future trends in the rate of inflation in Israel or the rate of devaluation (if any) of the NIS against the U.S. dollar.

Microbot’s primary expenses paid in NIS that are not linked to the U.S. dollar are employee expenses in Israel and lease payments on its Israeli facility. If Microbot is unsuccessful in hedging against its position in NIS, a change in the value of the NIS compared to the U.S. dollar could increase Microbot’s research and development expenses, labor costs and general and administrative expenses, and as a result, have a negative impact on Microbot’s profits.

Funding and other benefits provided by Israeli government programs may be terminated or reduced in the future and the terms of such funding may have a significant impact on future corporate decisions.

Microbot participates in programs under the auspices of the Israeli Innovation Authority, for which it receives funding for the development of its technologies and product candidates. If Microbot fails to comply with the conditions applicable to this program, it may be required to pay additional penalties or make refunds and may be denied future benefits. From time to time, the government of Israel has discussed reducing or eliminating the benefits available under this program, and therefore these benefits may not be available in the future at their current levels or at all.

Microbot’s research and development efforts from inception until now have been financed in part through such Israeli Innovation Authority royalty bearing grants in an aggregate amount of approximately $901,000 through December 31, 2016. With respect to such grants Microbot is committed to pay royalties at a rate of between 3% to 3.5% on sales proceeds up to the total amount of grants received, linked to the dollar, plus interest at an annual rate of USD LIBOR. In addition, as a recipient of Israeli Innovation Authority grants, Microbot must comply with the requirements of the Israeli Encouragement of Industrial Research and Development Law, 1984, or the R&D Law, and related regulations. Under the terms of the grants and the R&D Law, Microbot is restricted from transferring any technologies, know-how, manufacturing or manufacturing rights developed using Israeli Innovation Authority grants outside of Israel without the prior approval of Israeli Innovation Authority. Therefore, if aspects of its technologies are deemed to have been developed with Israeli Innovation Authority funding, the discretionary approval of an Israeli Innovation Authority committee would be required for any transfer to third parties outside of Israel of the technologies, know-how, manufacturing or manufacturing rights related to such aspects. Furthermore, the Israeli Innovation Authority may impose certain conditions on any arrangement under which it permits Microbot to transfer technology or development outside of Israel or may not grant such approvals at all.

If approved, the transfer of Israeli Innovation Authority -supported technology or know-how outside of Israel may involve the payment of significant fees, which will depend on the value of the transferred technology or know-how, the total amount Israeli Innovation Authority funding received by Microbot, the number of years since the funding and other factors. These restrictions and requirements for payment may impair Microbot’s ability to sell its technology assets outside of Israel or to outsource or transfer development or manufacturing activities with respect to any product or technology outside of Israel. Furthermore, the amount of consideration available to Microbot’s shareholders in a transaction involving the transfer of technology or know-how developed with Israeli Innovation Authority funding outside of Israel (such as through a merger or other similar transaction) may be reduced by any amounts that Microbot is required to pay to the Israeli Innovation Authority.

Some of Microbot’s employees and officers are obligated to perform military reserve duty in Israel.

Generally, Israeli adult male citizens and permanent residents are obligated to perform annual military reserve duty up to a specified age. They also may be called to active duty at any time under emergency circumstances, which could have a disruptive impact on Microbot’s workforce.

It may be difficult to enforce a non-Israeli judgment against Microbot or its officers and directors.

The operating subsidiary of the Company is incorporated in Israel. Some of Microbot’s executive officers and directors are not residents of the United States, and a substantial portion of Microbot’s assets and the assets of its executive officers and directors are located outside the United States. Therefore, a judgment obtained against Microbot, or any of these persons, including a judgment based on the civil liability provisions of the U.S. federal securities laws, may not be collectible in the United States and may not necessarily be enforced by an Israeli court. It also may be difficult to affect service of process on these persons in the United States or to assert U.S. securities law claims in original actions instituted in Israel. Additionally, it may be difficult for an investor, or any other person or entity, to initiate an action with respect to U.S. securities laws in Israel. Israeli courts may refuse to hear a claim based on an alleged violation of U.S. securities laws reasoning that Israel is not the most appropriate forum in which to bring such a claim. In addition, even if an Israeli court agrees to hear a claim, it may determine that Israeli law and not U.S. law is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law often involves the testimony of expert witnesses, which can be a time consuming and costly process. Certain matters of procedure will also be governed by Israeli law. There is little binding case law in Israel that addresses the matters described above. As a result of the difficulty associated with enforcing a judgment against Microbot in Israel, it may be impossible to collect any damages awarded by either a U.S. or foreign court.

Risks Relating to Microbot’s Securities and Governance Matters

Our executive officers and directors, through their ownership of common stock, can substantially influence the outcome of matters requiring shareholder approval and may prevent you and other stockholders from influencing significant corporate decisions, which could result in conflicts of interest that could cause the Company’s stock price to decline.

Our executive officers and directors collectively beneficially own shares of Common Stock equal to approximately 41% of our outstanding shares of Common Stock. As a result, such individuals will have the ability, acting together, to substantially influence the election of our directors and the outcome of corporate actions requiring shareholder approval, such as: (i) a merger or a sale of our Company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other shareholders and be disadvantageous to our shareholders with interests different from those individuals. These individuals also have significant control over our business, policies and affairs as officers and/or directors of our Company. These stockholders may exert influence in delaying or preventing a change in control of the Company, even if such change in control would benefit the other stockholders of the Company. Lastly, the significant concentration of stock ownership may adversely affect the market value of the Company’s common stock due to investors’ perception that conflicts of interest may exist or arise. Therefore, you should not invest in reliance on your ability to have any control over the Company.

We do not expect to pay cash dividends on our common stock.

We anticipate that we will retain our earnings, if any, for future growth and therefore do not anticipate paying cash dividends on our Common Stock in the future. Investors seeking cash dividends should not invest in our Common Stock for that purpose.

Anti-takeover provisions in the Company’s charter and bylaws under Delaware law may prevent or frustrate attempts by stockholders to change the board of directors or current management and could make a third-party acquisition of the Company difficult.

Provisions in the Company’s certificate of incorporation and bylaws may delay or prevent an acquisition or a change in management. These provisions include a classified board of directors. In addition, because the Company is incorporated in Delaware, it is governed by the provisions of Section 203 of the DGCL, which prohibits stockholders owning in excess of 15% of outstanding voting stock from merging or combining with the Company. Although the Company believes these provisions collectively will provide for an opportunity to receive higher bids by requiring potential acquirors to negotiate with the Company’s board of directors, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by the Company’s stockholders to replace or remove then current management by making it more difficult for stockholders to replace members of the board of directors, which is responsible for appointing members of management.

The market price for our Common Stock may be volatile.

The market price for our Common Stock may be volatile and subject to wide fluctuations in response to factors including the following:

●	actual or anticipated fluctuations in our quarterly or annual operating results;

●	changes in financial or operational estimates or projections;

●	conditions in markets generally;

●	changes in the economic performance or market valuations of companies similar to ours;

●	announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	our intellectual property position; and

●	general economic or political conditions in the United States, Israel or elsewhere.

In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of shares of our Common Stock.

The issuance of shares upon exercise of outstanding warrants could cause immediate and substantial dilution to existing stockholders.

The issuance of shares upon exercise of warrants could result in substantial dilution to the interests of other stockholders since the holders of such warrants may ultimately convert and sell the full amount issuable on conversion.

Risks Relating to the Merger

Because our determination to purchase Microbot Israel was based in part on certain financial and other projections about future results, and projections are subject to inherent risks and uncertainties, the Merger consideration may be greater than the fair market value of Microbot Israel.

Microbot Israel provided financial and other projections to us in connection with the determination to purchase Microbot Israel and the consideration to be paid for Microbot Israel, and we relied in part on Microbot Israel’s projections for purposes of valuing Microbot Israel and agreeing on the purchase price. The valuation was not necessarily indicative of the actual value of Microbot Israel. Accordingly, if actual financial results in the future are lower than the projections we relied upon, the consideration may be greater than the fair market value of Microbot Israel, as acquired.

We can give no assurance that the financial and other projections we relied upon are accurate and will be met in the future because the projections reflect numerous estimates and assumptions with respect to industry performance, general business, economic, regulatory, market and financial conditions and other matters, all of which are difficult to predict and many of which are beyond Microbot Israel’s and our control. As a result, actual results may differ materially from these projections. It is expected that there will be differences between actual and projected results because the projections covered multiple years and such information by its nature becomes less reliable with each successive year.

If the benefits of the acquisition of Microbot Israel do not meet the expectations of the marketplace, or financial or industry analysts, the market price of our common stock may decline.

The market price of our common stock may decline as a result of the Merger if the Microbot Israel subsidiary does not perform as expected or we do not otherwise achieve the perceived benefits of the Merger as rapidly as, or to the extent anticipated by the marketplace or financial or industry analysts. Accordingly, investors may experience a loss as a result of a decreasing stock price and we may not be able to raise future capital, if necessary, in the equity markets.

Any weakness in internal control over financial reporting or disclosure controls and procedures could result in a loss of investor confidence in our financial reports and lead to a stock price decline.

We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and report the results in our annual report on Form 10-K. We are also required to maintain effective disclosure controls and procedures. After the acquisition of Microbot Israel, our internal controls and our disclosure controls and procedures will need to expand to encompass activities related to those assets. If material weakness arise as a result and they are not remedied, we will be unable to assert that our internal controls are effective. Any failure to have effective internal control over financial reporting or disclosure controls and procedures covering the combined business post-Merger could cause investors to lose confidence in the accuracy and completeness of our financial reports, limit our ability to raise financing or lead to regulatory sanctions, any of which could result in a material adverse effect on our business or decline in the market price of our common stock.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Description of Property.

Microbot’s principal executive office is located at 25 Recreation Drive, Unit 108, Hingham, MA 02043. Microbot also has facilities in premises of approximately 1,840 square feet at 5 Hamada Street, 2nd Floor, Yokneam, Israel. Microbot plans to relocate to a larger facility in Israel within the next 8-18 months, which will provide the space and infrastructure necessary to accommodate its development work based on its current operating plan. Microbot does not own any real property.

Item 3. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business.

We are not currently a party in any legal proceeding or governmental regulatory proceeding nor are we currently aware of any pending or potential legal proceeding or governmental regulatory proceeding proposed to be initiated against us that would have a material adverse effect on us or our business.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ Capital Market under the symbol “MBOT” since November 29, 2016. Prior to that, our common stock was traded under the symbol “STEM.” The following table sets forth for the periods indicated, the high and low closing prices of our common stock on the NASDAQ Capital Market.

	High	Low
Year Ended December 31, 2016:
1st Quarter	$46.33	$27.10
2nd Quarter(1)	5.24	3.26
3rd Quarter	23.40	3.24
4th Quarter(2)	12.69	5.85

	High	Low
Year Ended December 31, 2015:
1st Quarter	$149.04	$105.30
2nd Quarter	109.09	54.43
3rd Quarter	63.72	41.04
4th Quarter	59.40	42.12

(1) The Company effected a 1-for-12 reverse stock split on May 6, 2016.

(2) The Company effected a 1-for-9 reverse stock split on November 28, 2016.

As of March 16, 2017 there were approximately 245 holders of record of our common stock, and the closing sales price of our common stock as reported on the NASDAQ Capital Market was $6.11.

Dividend Policy

We have never paid cash dividends on our common stock and we do not anticipate paying cash dividends on common stock in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition, debt covenants in place, and other business and economic factors affecting us at such time as our Board of Directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on a stockholders’ investment will only occur if our stock price appreciates.

Equity Compensation Plan Information Table

The following table provides information about shares of our common stock that may be issued upon the exercise of options under all of our existing compensation plans as of December 31, 2016.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Plan Category
Equity compensation plans approved by security holders
2013 Equity Incentive Plan	791	$1,120.50	–	(1)

Equity compensation plans not approved by security holders
Microbot Israel Employee Stock Option Plan(2)	1,447,223	$0	–
Stock Options(3)	1,167,693	$0.28	–
Total	2,615,707		–

(1)	The Company does not intend to grant any additional securities under this Plan.
(2)	Such options were originally issued by Microbot Israel under its Employee Stock Option Plan, and represented the right to purchase an aggregate of 500,000 of Microbot Israel’s ordinary shares. As of the effective time of the Merger, such options were retroactively adjusted to reflect the Merger and now represent the right to purchase shares of our common stock.

(3)	Such options were originally issued by Microbot Israel to MEDX Ventures Group LLC, of which Mr. Gadot is the Chief Executive Officer, Company Group Chairman and majority equity owner, and represented the right to purchase an aggregate of 403,592 of Microbot Israel’s ordinary shares. As of the effective time of the Merger, such options were retroactively adjusted to reflect the Merger and now represent the right to purchase shares of our common stock.

Recent Sales of Unregistered Securities

In connection with the Merger, the Company issued an aggregate of 26,644,979 shares of Common Stock to the existing shareholders of Microbot Israel and assumed options to purchase an aggregate of 2,614,916 shares of common stock to the existing optionholders of Microbot Israel. Additionally, the Company issued an aggregate of 7,802,639 restricted shares of its Common Stock or rights to receive Common Stock, to certain advisors. Such sales were exempt from registration under Section 4(a)(2) and Regulation D under the Securities Act of 1933, as amended, and the rules promulgated thereunder.

On December 27, 2016, the Company exchanged approximately 9,735,925 shares or rights to acquire shares of its common stock, for approximately 9,736 shares of a newly designated class of Series A Convertible Preferred Stock, par value $0.01 per share. The issuance of the 9,736 shares of Preferred Stock was exempt from registration under Section 4(a)(2) and/or 3(a)(9) under the Securities Act of 1933, as amended, and the rules promulgated thereunder.

Item 6. Selected Financial Data.

This item is not required for a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

Certain information contained in this MD&A includes “forward-looking statements.” Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition and results of operations, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our existing and proposed business, including many assumptions regarding future events. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including those risks described in detail in the section of this Annual Report on Form 10-K entitled “Risk Factors” as well as elsewhere in this Annual Report.

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “will,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology.

In light of these risks and uncertainties, and especially given the nature of our existing and proposed business, there can be no assurance that the forward-looking statements contained in this section and elsewhere in this Annual Report on Form 10-K will in fact occur. Potential investors should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

Overview

Microbot is a pre-clinical medical device company specializing in the research, design and development of next generation micro-robotics assisted medical technologies targeting the minimally invasive surgery space. Microbot is primarily focused on leveraging its micro-robotic technologies with the goal of improving surgical outcomes for patients.

Microbot is currently developing its first two product candidates: the Self Cleaning Shunt, or SCS, for the treatment of hydrocephalus and Normal Pressure Hydrocephalus, or NPH; and TipCAT, a self-propelling, semi-disposable endoscope that is being developed initially for use in colonoscopy procedures. Microbot’s product candidates are being designed to bring greater functionality to conventional medical devices and to reduce the known risks associated with such devices. Microbot is currently aiming to complete pre-clinical studies required for regulatory submission for both product candidates within the next 24 months.

Microbot has no products approved for commercial sale and has not generated any revenues from product sales since its inception in 2010. From inception to December 31, 2016, Microbot has raised cash proceeds of approximately $6,300,000 to fund operations, primarily from government grants, loans, and private placement offerings of debt and equity securities.

Microbot has never been profitable and has incurred significant operating losses in each year since inception. Net losses for the years ended December 31, 2016 and 2015 were approximately $9,663,000 and $921,000, respectively. Substantially all of Microbot’s operating losses resulted from expenses incurred in connection with its research and development programs and from general and administrative costs associated with its operations. As of December 31, 2016, Microbot had a net working capital of approximately $2,532,000, consisting primarily of cash and cash equivalents. Microbot expects to continue to incur significant expenses and increasing operating losses for at least the next several years as it continues the clinical development of, and seeks regulatory approval for its product candidates. Accordingly, Microbot will continue to require substantial additional capital to continue its clinical development and potential commercialization activities, however, at this time it believes that its net cash will be sufficient to fund its operations for at least 12 months and fund operations necessary to continue development activities of the SCS and TipCAT. The amount and timing of Microbot’s future funding requirements will depend on many factors, including the timing and results of its clinical development efforts.

Estimated completion dates and costs for Microbot’s clinical development and research programs can vary significantly for each current and future product candidate and are difficult to predict. As a result, Microbot cannot estimate with any degree of certainty the costs it will incur in connection with development of its product candidates at this point in time. Microbot anticipates it will make determinations as to which programs and product candidates to pursue and how much funding to direct to each program and product candidate on an ongoing basis in response to the scientific success of early research programs, results of ongoing and future clinical trials, its ability to enter into collaborative agreements with respect to programs or potential product candidates, as well as ongoing assessments as to each current or future product candidate’s commercial potential.

Financial Operations Overview

Research and Development Expenses

Research and development expenses consist primarily of salaries and related expenses and overhead for Microbot’s research, development and engineering personnel, prototype materials and research studies, obtaining and maintaining Microbot’s patent portfolio. Microbot expenses its research and development costs as incurred.

General and Administrative Expenses

General and administrative expenses consist primarily of the costs associated with management costs , professional fees for accounting, auditing, consulting and legal services, and allocated overhead expenses.

Microbot expects that its general and administrative expenses may increase in the future as it expands its operating activities, maintains and expands its patent portfolio and incurs additional costs associated with the Merger, the preparation of becoming a public company and maintaining compliance with exchange listing and SEC requirements. Microbot expects these potential increases will likely include management costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums and expenses associated with investor relations.

Income Taxes

Microbot has incurred net losses and has not recorded any income tax benefits for the losses. It is still in its development stage and has not yet generated revenues, therefore, it is more likely than not that sufficient taxable income will not be available for the tax losses to be utilized in the future.

Critical Accounting Policies and Significant Judgments and Estimates

Microbot’s management’s discussion and analysis of its financial condition and results of operations are based on its financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires Microbot to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements. On an ongoing basis, Microbot evaluates its estimates and judgments, including those related to accrued research and development expenses. Microbot bases its estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

While Microbot’s significant accounting policies are described in more detail in the notes to its financial statements, Microbot believes the following accounting policies are the most critical for fully understanding and evaluating its financial condition and results of operations.

Foreign Currency Translation

Microbot’s functional currency is the U.S. dollars, and its reporting currency is the U.S. dollar.

Government Grant and Input Tax Credit Recoveries

Microbot from time to time has received, and may in the future continue to receive, grants from the Israeli Innovation Authority to cover eligible company expenditures. These are presented as other income in the statement of operations and comprehensive loss as the grant funds are used for or applied towards a number of Microbot’s operating expenses, such as salaries and benefits, research and development and professional and consulting fees. The recoveries are recognized in the corresponding period when such expenses are incurred.

Research and Development Expenses

Microbot recognizes research and development expenses as incurred, typically estimated based on an evaluation of the progress to completion of specific tasks using data such as clinical site activations, manufacturing steps completed, or information provided by vendors on their actual costs incurred. Microbot determines the estimates by reviewing contracts, vendor agreements and purchase orders, and through discussions with internal clinical personnel and external service providers as to the progress or stage of completion of trials or services and the agreed-upon fee to be paid for such services. These estimates are made as of each balance sheet date based on facts and circumstances known to Microbot at that time. If the actual timing of the performance of services or the level of effort varies from the estimate, Microbot will adjust the estimate accordingly. Nonrefundable advance payments for goods and services, including fees for process development or manufacturing and distribution of clinical supplies that will be used in future research and development activities, are capitalized as prepaid expenses and recognized as expense in the period that the related goods are consumed or services are performed.

Microbot may pay fees to third-parties for manufacturing and other services that are based on contractual milestones that may result in uneven payment flows. There may be instances in which payments made to vendors will exceed the level of services provided and result in a prepayment of the research and development expense.

Results of Operations

Comparison of Years Ended December 31, 2016 and 2015

The following table sets forth the key components of Microbot’s results of operations for the years ended December 31, 2016 and 2015 (in thousands):

	Years Ended December 31,		Increase/
	2016	2015	(Decrease)
Research and development expenses	$901	$823	$78
General and administrative expenses	8,734	92	8,642
Financing expenses	28	6	22

Research and Development Expenses. Microbot’s research and development expenses were approximately $948,000 for the year ended December 31, 2016, compared to approximately $823,000 for the same period in 2015. The increase in research and development expenses of approximately $78,000 in 2016 was primarily due to an increase in the cost of materials. Microbot expects its research and development expenses to increase over time as Microbot advances its development programs and begins pre-clinical and clinical trials for SCS and TipCAT.

General and Administrative Expenses. General and administrative expenses were approximately $8,734,000 for the year ended December 31, 2016, compared to approximately $92,000 for the same period in 2015. The substantial increase in general and administrative expenses of approximately $8,642,000 in 2016 was primarily due to share based compensation of $676,000, and shares for services issued to consultants relating to our merger with Microbot Medical Ltd., an Israeli company, in November 2016 of approximately $7,258,000, as well as legal and professional services paid mainly due to the merger activities. Microbot believes its general and administrative expenses may increase over time as it advances its programs, increases its headcount and operating activities and incurs expenses associated with being a public company.

Financing Expenses. Financing expenses were approximately $28,000 for the year ended December 31, 2016, compared to income of approximately $6,000 for the same period in 2015. The net increase in financial expenses was primarily due to revaluation and interest of Microbot’s convertible loans and changes in fair value of derivative warrants and currency exchange differences.

Liquidity and Capital Resources

Microbot has incurred losses since inception and negative cash flows from operating activities for the years ended December 31, 2016 and 2015. As of December 31, 2016, Microbot had a net working capital of approximately $2,495,000, consisting primarily of cash and cash equivalents. Microbot anticipates that it will continue to incur net losses for the foreseeable future as it continues research and development efforts of its product candidates, hires additional staff, including clinical, scientific, operational, financial and management personnel, and incurs additional costs associated with being a public company.

Microbot has funded its operations through the issuance of capital stock, grants from the Israeli Innovation Authority, and convertible debt. As of December 31, 2016, Microbot raised total cash proceeds of approximately $6,300,000, had a shareholders’ deficit of approximately $9,663,000 and incurred a total cumulative loss of approximately $13,035,000 from inception (November 2010) to December 31, 2016.

As a result of the sale of certain of the assets of StemCells, on November 29, 2016, Microbot raised approximately $2.8 million in cash, after taking into account the payment of $495,000 to certain StemCells employees but excluding $400,000 held in escrow to satisfy any indemnification claims of the buyer of the assets. Additionally, subsequent to December 31, 2016, we sold an aggregate of 700,000 shares of our common stock for net proceeds, after deducting placement agent fees and expenses, of approximately $3.25 million. As a result of such cash, Microbot believes that its net cash will be sufficient to fund its operations for at least 12 months and fund operations necessary to continue development activities of the SCS and TipCAT.

Microbot plans to continue to fund its research and development and other operating expenses, other development activities relating to additional product candidates, and the associated losses from operations, through future issuances of debt and/or equity securities and possibly additional grants from the Israeli Innovation Authority. The capital raises from issuances of convertible debt and equity securities could result in additional dilution to Microbot’s shareholders. In addition, to the extent Microbot determines to incur additional indebtedness, Microbot’s incurrence of additional debt could result in debt service obligations and operating and financing covenants that would restrict its operations. Microbot can provide no assurance that financing will be available in the amounts it needs or on terms acceptable to it, if at all. If Microbot is not able to secure adequate additional working capital when it becomes needed, it may be required to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned research programs. Any of these actions could materially harm Microbot’s business.

Cash Flows

The following table provides a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Years ended December 31,
	2016	2015
Net cash used in operating activities	$(786)	$(765)
Net cash used in investing activities	(25)	(2)
Net cash provided by financing activities	3,083	413
Net increase (decrease) in cash and cash equivalents	$2,272	$(354)

Comparison of the Years Ended December 31, 2016 and 2015

Cash used in operating activities for the year ended December 31, 2016 was approximately $786,000, calculated by adjusting net loss from operations by approximately $9,663,000 to eliminate non-cash and expense items not involving cash flows such as depreciation and accumulated interest on convertible loans, as well as other changes in assets and liabilities resulting in non-cash adjustments in the income statement. Cash used in operating activities for the year ended December 31, 2015 was approximately $765, similarly adjusted by approximately $921,000. Net cash provided by financing activities of approximately $3,083,000 for the year ended December 31, 2016 consisted of proceeds from the sale of convertible promissory notes to existing shareholders of Microbot and net proceeds from assets and liabilities acquired as a result of the merger which was accounted for as a reverse capitalization, compared to approximately $2,002,000 in the year ended December 31, 2015.

Off Balance Sheet Arrangements

Microbot has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

In the table below, we set forth our legally binding and enforceable contractual cash obligations at December 31, 2016 (in thousands).

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$2,029	$–	$2,029	$–	$–
Capital lease obligations	90	30	60	–	–
Operating lease obligations	–	–	–	–	–
Purchase obligations	–	–	–	–	–
Other long-term liabilities reflected on the Registrant’s balance sheet under GAAP	–	–	–	–	–

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Microbot’s cash and cash equivalents as of December 31, 2016 consisted of readily available checking and money market funds. Microbot’s primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in Microbot’s portfolio, a sudden change in market interest rates would not be expected to have a material impact on Microbot’s financial condition and/or results of operations. Microbot does not believe that its cash or cash equivalents have significant risk of default or illiquidity. While Microbot believes its cash and cash equivalents do not contain excessive risk, Microbot cannot provide absolute assurance that in the future its investments will not be subject to adverse changes in market value. In addition, Microbot maintains significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

Foreign Exchange Risks

Our financial statements are denominated in U.S. dollars and financial results are denominated in U.S. dollars, while a significant portion of our business is conducted, and a substantial portion of our operating expenses are payable, in currencies other than the U.S. dollar.

Exchange rate fluctuations may have an adverse impact on our future revenues, if any, or expenses as presented in the financial statements. We may in the future use financial instruments, such as forward foreign currency contracts, in its management of foreign currency exposure. These contracts would primarily require us to purchase and sell certain foreign currencies with or for U.S. dollars at contracted rates. We may be exposed to a credit loss in the event of non-performance by the counterparties of these contracts. In addition, these financial instruments may not adequately manage our foreign currency exposure. Our results of operations could be adversely affected if we are unable to successfully manage currency fluctuations in the future.

Effects of Inflation

Inflation generally affects Microbot by increasing its clinical trial costs. Microbot does not believe that inflation and changing prices had a significant impact on its results of operations for any periods presented herein.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements and supplementary data required by this item are included in this Annual Report on From 10-K immediately following Part IV and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2016. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the management of the Company, have determined that as of December 31, 2016, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a – 15(f) of the Exchange Act). There are inherent limitations to the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. We have assessed the effectiveness of our internal controls over financial reporting (as defined in Rule 13a -15(f) of the Exchange Act) as of December 31, 2016, and have concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

General

We currently have seven directors serving on our Board of Directors (our “Board”). The Board currently consists of Harel Gadot, Yoav Waizer, Moshe Shoham, Yoseph Bornstein, Solomon Mayer, Scott Burell and Martin Madden. All of such directors were either directors of Microbot Israel prior to the Merger or were appointed to the Board as of or subsequent to the Merger.

Messrs. Gadot, Waizer and Madden are Class I directors whose terms expire at the Company’s 2019 annual meeting of stockholders. Messrs. Mayer and Burell are Class II directors whose terms expire at the Company’s 2017 annual meeting of stockholders. Messrs. Bornstein and Shoham are Class III directors whose terms expire at the Company’s 2018 annual meeting of stockholders.

Management and Director Changes of the Company prior to or upon the Merger

On January 18, 2016, Dr. Ian Massey was appointed as the Company’s President and Chief Executive Officer. Dr. Massey was also elected to the Company’s Board of Directors. Dr. Massey succeeded Martin McGlynn, who resigned as Chief Executive Officer and as a director of the Company effective January 17, 2016. On August 15, 2016, Mr. Massey resigned from his position as Chief Executive Officer, President and as a director of the Company. On August 15, 2016, Gregory Schiffman resigned from his position as the Chief Financial Officer of the Company. On August 15, 2016, Kenneth Stratton commenced serving as interim President. On August 15, 2016, R. Scott Greer, Alan Trounson and Irving Weissman resigned from their positions as members of the Board, as well as members of the respective Board committees on which they serve. On November 28, 2016, effective immediately prior to the effective time of the Merger, each of Eric Bjerkholt, Ricardo Levy and John Schwartz resigned from the Board and any respective committees of the Board of Directors on which they served. In addition, on November 28, 2016, Kenneth Stratton resigned from his position as the interim President, General Counsel and Secretary of the Company.

Board of Directors

The following table lists the names, ages and positions of the individuals who serve as executive officers and directors of the Company, as of March 16, 2017:

Name	Age	Position
Harel Gadot	44	President, Chief Executive Officer and Chairman of the Board of Directors

Yoav Waizer	51	Director

Moshe Shoham	65	Director

Yoseph Bornstein	58	Director

Solomon Mayer	63	Director

Scott Burell	52	Director

Martin Madden	56	Director

Harel Gadot, became President, Chief Executive Officer and Chairman of the Company’s Board of Directors following the consummation of the Merger. Mr. Gadot is a co-founder of Microbot Israel and has served as Microbot Israel’s Chief Executive Officer since Microbot Israel was founded in November 2010. He has been the Chairman of Microbot Israel’s board of directors since July 2014. He also serves as the Chairman of XACT Robotics Ltd. since August 2013 and MEDX Xelerator LP since July 2016. From December 2007 to April 2010 Mr. Gadot was a Worldwide Group Marketing Director at Ethicon Inc., a Johnson and Johnson Company, where he was responsible for the global strategic marketing of the company. Mr. Gadot also held management positions, as well as leading regional strategic position for Europe, Middle-East and Africa, as well as In Israel, while at Johnson and Johnson. Mr. Gadot served as director for ConTIPI Ltd. from August 2010 until November 2013 when ConTIPI Ltd. was acquired by Kimberly-Clark Corporation. Mr. Gadot holds a B.Sc.in Business from Siena College, Loudonville NY, and an M.B.A. from the University of Manchester, UK. The Company believes that Mr. Gadot is qualified to serve as Chairman of the Board and as President and Chief Executive Officer of the Company due to his extensive experience in strategic marketing in the medical device industry.

Yoav Waizer, became a director of the Company following the Merger and has served as a member of the Board of Directors of Microbot Israel since May 2015. Mr. Waizer is a Partner and Chief Executive Officer of Medica Venture Partners, a healthcare dedicated venture investing out of Israel in innovative capital-starved early stage and special situation companies, since November 2005. Prior to his Tenure at Medica, Mr. Waizer served as CFO & COO at Cedar Fund, a venture capital fund focuses on investing in Israel-related high-tech companies in the telecom, networking, Internet-infrastructure and enterprise software areas and prior to that Mr. Waizer was the CFO of Star Ventures Israel, the Israeli fund of Star Ventures, a $1 billion venture capital fund investing in all stages of development within the Telecom, Enterprise S/W, Wireless and Life Sciences sectors. Mr. Waizer is currently a director of InterCure Ltd., a company focused on investing in medical technology companies that is traded on the Tel Aviv Stock exchange. Mr. Waizer holds Master of Business Administration in Information Systems and B.Sc. in Accounting and Statistics, both from the Tel-Aviv University. The Company believes that Mr. Waizer is qualified to serve as a member of the Company’s board due to his extensive investment experience and extensive knowledge of the life sciences industry.

Moshe Shoham, D.Sc., became a director of the Company following the Merger. Dr. Shoham is a co-founder of Microbot Israel and has served as Chairman of Microbot Israel’s Scientific Advisor Board and as a Director since Microbot Israel was founded in November 2010. Prof. Shoham has been the head of the robotics laboratory at the Technion-Israel Institute of Technology, Department of Mechanical Engineering since October 1990 and has been a professor in the Department of Mechanical Engineering at the Technion-Israel Institute of Technology since October 1989. Prior to that, Dr. Shoham was the director of the robotic laboratory in the Department of Mechanical Engineering at Columbia University from September 1986 to September 1989. Dr. Shoham has served as a foreign member of the National Academy of Engineering in the United States since October 2014. In addition, Dr. Shoham founded Mazor Surgical Technologies Ltd., a publically traded medical device company in the field of surgical robotics, and has been its Chief Technology Officer since January 2003. Dr. Shoham earned a B.Sc. in 1978, a M.Sc. in 1982 and a D.Sc. in 1986 from the Technion-Israel Institute of Technology. The Company believes that Dr. Shoham is qualified to serve as Chairman of the Company’s Scientific Advisory Board and as a member of the Board due to his extensive knowledge of the Company’s technologies and the surgical robotics industry, and his extensive business and academic experience in the field of surgical robotics.

Yoseph Bornstein, became a director of the Company following the Merger . Mr. Bornstein is a co-founder of Microbot Israel and has been a member of the Board of Directors since Microbot Israel was founded in November 2010. Mr. Bornstein founded Shizim Ltd., a life science holding group in October 2000 and has served as its president since then. Mr. Bornstein is the Chairman of GCP Clinical Studies Ltd., a provider of clinical research services and educational programs in Israel since January 2002. He is the Chairman of Biotis Ltd., a service company for the bio-pharmaceutical industry, since June 2000. In addition, he is the Chairman of Dolphin Medical Ltd., a service company for the medical device industry, since April 2012 and the Chairman of ASIS Enterprises B.B.G. Ltd., a business August 2007. In October 1992, Mr. Bornstein founded Pharmateam Ltd., an Israeli company that specialized in representing international pharmaceutical companies which was sold in 2000. Mr. Bornstein is also a founder of a number of other privately held life-science companies. Mr. Bornstein served as the Biotechnology Committee Chairman of the Unites States-Israel Science & Technology Commission (the “USISTF”) from September 2002 to February 2005 as well as a consultant for USISTF from September 2002 to February 2005. He is also the founder of ILSI-Israel Life Science Industry Organization and ITTN-Israel Tech Transfer Organization. The Company believes that Mr. Bornstein is qualified to serve as a member of the Board due to his extensive experience in, and knowledge of, the life sciences industry and international business.

Solomon Mayer, became a director of the Company following the Merger. Mr. Mayer has served as a member of the Board of Directors of Microbot Israel since June 2014, as the designated director of Alpha Capital. Mr. Mayer has served as the President and Chief Executive Officer of Mooney Aviation Company since June 1999. He also serves as President of Chailife Line, an organization devoted to help restore normalcy to family life and better enable them to withstand the crises and challenges of serious pediatric illness. In addition, Mr. Mayer serves as a Director of the Laniado Hospital, International Medical Search Co. of New York, Blastgard International, Inc. and Ironwood Gold Corp. The Company believes that Mr. Mayer is qualified to serve as a member of the Board due to his investment experience and extensive management experience as an executive and director of a variety of companies.

Scott R. Burell, became a director of the Company following the Merger. He is the Chief Financial Officer, Secretary and Treasurer of CombiMatrix Corporation (NASDAQ: CBMX), a family health-focused clinical molecular diagnostic laboratory specializing in pre-implantation genetic screening, prenatal diagnosis, miscarriage analysis, and pediatric developmental disorders, since November 2006. He successfully led the split-off of CombiMatrix in 2007 from its former parent, has led several successful public and private debt and equity financing transactions as well as CombiMatrix’s reorganization in 2010. Prior to this, Mr. Burell had served as CombiMatrix’s Vice President of Finance since November 2001 and as its Controller from February 2001 to November 2001. From May 1999 to first joining CombiMatrix in February 2001, Mr. Burell was the Controller for Network Commerce, Inc., a publicly traded technology and information infrastructure company located in Seattle. Prior to this, Mr. Burell spent 9 years with Arthur Andersen’s Audit and Business Advisory practice in Seattle. During his tenure in public accounting, Mr. Burell worked with many clients, both public and private, in the high-tech and healthcare markets, and was involved in numerous public offerings, spin-offs, mergers and acquisitions. Mr. Burell is also a Board member and Audit Committee Chairman of AgEagle Aerial Systems, Inc., a private agricultural drone company based in Kansas. Mr. Burell obtained his Washington state CPA license in 1992 and is a certified public accountant (currently inactive). He holds Bachelor of Science degrees in Accounting and Business Finance from Central Washington University. The Company believes Mr. Burell’s qualifications to serve on the Board include his experience as an executive of a public life sciences company and knowledge of financial accounting in the medical technology field.

Martin Madden, became a director of the Company since February 6, 2017. Mr. Madden has held various positions at Johnson & Johnson and its affiliates from 1986 to January 2017, most recently as Vice President, Research & Development of DePuy Synthes, a Johnson & Johnson Company, from February 2016 to January 2017. Prior to that, from July 2015 to February 2016, Mr. Madden was the Vice President, New Product Development of Johnson & Johnson Medical Devices. From January 2012 to July 2015, Mr. Madden was the Vice President, Research & Development of Johnson & Johnson’s Global Surgery Group. Mr. Madden holds a MBA from Columbia University, a M.S. from Carnegie Mellon University in Mechanical Engineering, and a B.S. from the University of Dayton in Mechanical Engineering. The Company believes that Mr. Madden is qualified to serve as a member of the Board due to his extensive experience in research and development, portfolio planning, technology assessment and assimilation, and project management and budgeting.

Executive Officers

Following are the name, age and other information for our named executive officers, as of March 16, 2017. All company officers have been appointed to serve until their successors are elected and qualified or until their earlier resignation or removal. Information regarding Harel Gadot, our Chairman, President and Chief Executive Officer, is set forth above under “–Board of Directors.”

Name	Age	Position
David Ben Naim	48	Chief Financial Officer

Yehezkel (Hezi) Himelfarb	59	General Manager and Chief Operating Officer

David Ben Naim, became the Company’s Chief Financial Officer following the consummation of the Merger. Mr. Ben Naim is the general manager of DBN Finance Services Ltd., a company which provides outsourcing financial services to public and private companies, since 2014. Through DBN Finance Services, Mr. Ben Naim has acted as the outsourced CFO for Emerald Medical Applications Corp. (OTC:MRLA), a digital health startup company engaged in the development, sale and service of imaging solutions, and Tempramed Inc., a private medical device company. Prior to that, Mr. Ben Naim served as Chief Financial Officer for several companies in the biomedical and technology industries. From July 2012 to September 2014, Mr. Ben Naim served as Chief Financial Officer for Insuline Medical Ltd. (TASE: INSL), an Israel-based company focused on improving performance of insulin treatment methods. From 2008 until 2011, Mr. Ben Naim served as Chief Financial Officer of Crow Technologies 1977 Ltd. (OTC:CRWTF), a company that designs, develops, manufactures and sells a broad range of security and alarm systems. From 2007 to 2008, Mr. Ben Naim served as Chief Financial Officer of Ilex Medical Ltd. (TASE:ILX), a leading company in the medical diagnostics field. From 2003 to 2007, Mr. Ben Naim was the Corporate Controller of Tadiran Telecom Ltd. He started his career in 1998 at Deloitte & Touche where he left in 2003 as an Audit Senior Manager. Mr. Ben Naim holds a B.A. in social sciences from Open University, Israel, a CPA license from Ramat Gan College, Israel, and an M.B.A. from Ono Academic College, Israel.

Yehezkel (Hezi) Himelfarb, became the Company’s Chief Operating Officer and General Manager of the Company’s Israeli operations on December 5, 2016. Mr. Himelfarb was the Chief Executive Officer from 2008 through November 2016 and a member of the board of directors from 2008 through August 2016 of IceCure Medical Ltd., a Tel Aviv Stock Exchange listed company that develops advanced cryotherapy systems (cryoablation) intended for the growing physician-office market. Prior to that, from 1999 to 2008, Mr. Himelfarb was the President, Chief Executive Officer and a member of the board of directors of Remon Medical Technologies, Inc., a venture backed US/Israeli company that developed and commercialized smart, miniature implants which enabled physicians to assess and treat a variety of medical conditions, where he, among other things, led its acquisition by Boston Scientific. From 1996 to 1999, he was the Vice President and Chief Operating Officer of Medtronic-InStent (Israel), which was part of Medtronic’s vascular division. From 1982 to 1996, Mr. Himelfarb had various positions at Scitex Corporation Ltd., which was an Israeli-based company specializing in specialty equipment production. Mr. Himelfarb holds a B.Sc. in Electronic Engineering and an M.B.A. in Marketing and Engineering Management, both from Tel Aviv University.

Committees of the Board of Directors

Presently, the Board has three standing committees — the Audit Committee, the Compensation and Stock Option Committee (the “Compensation Committee”), and the Corporate Governance and Nominating Committee (the “Corporate Governance Committee”). All members of the Audit Committee, the Compensation Committee, and the Corporate Governance Committee are, and are required by the charters of the respective committees to be, independent as determined under Nasdaq Listing rules.

Audit Committee

The Audit Committee is composed of Messrs. Burell, Waizer and Bornstein. Each of the members of the Audit Committee is independent, and the Board has determined that Mr. Burell is an “audit committee financial expert,” as defined in SEC rules. The Audit Committee acts pursuant to a written charter which is available through our website at www.microbotmedical.com.

The primary function of the Audit Committee is to assist the Board of Directors in fulfilling its oversight responsibilities. The Audit Committee does this primarily by reviewing the Company’s financial reports and other financial information as well as the Company’s systems of internal controls regarding finance, accounting, legal compliance, and ethics that management and the Board of Directors have established. The Audit Committee also assesses the Company’s auditing, accounting and financial processes more generally. The Audit Committee recommends to the Board of Directors the appointment of a firm of independent auditors to audit the financial statements of the Company and meets with such personnel of the Company to review the scope and the results of the annual audit, the amount of audit fees, the company’s internal accounting controls, the Company’s financial statements contained in this proxy statement, and other related matters.

Compensation Committee

The Compensation Committee is composed of Messrs. Burell and Bornstein. Each of the members of the Compensation Committee is independent. The Compensation Committee acts pursuant to a written charter which is available through our website at www.microbotmedical.com.

The Compensation Committee acts pursuant to a written charter. The Compensation Committee makes recommendations to the Board of Directors and management concerning salaries in general, determines executive compensation and approves incentive compensation for employees and consultants.

Nominating and Governance Committee

The Corporate Governance Committee is composed of Messrs. Shoham, Waizer and Burell. Each of the members of the Corporate Governance Committee is independent. The Corporate Governance Committee acts pursuant to a written charter which is available through our website at www.microbotmedical.com.

The Corporate Governance Committee oversees nominations to the Board and considers the experience, ability and character of potential nominees to serve as directors, as well as particular skills or knowledge that may be desirable in light of the Company’s position at any time. From time to time, the Corporate Governance Committee may engage the services of a paid search firm to help the Corporate Governance Committee identify potential nominees to the Board. The Corporate Governance Committee and Board seek to nominate and appoint candidates to the Board who have significant business experience, technical expertise or personal attributes, or a combination of these, sufficient to suggest, in the Board’s judgment, that the candidate would have the ability to help direct the affairs of the company and enhance the Board as a whole. The Corporate Governance Committee may identify potential candidates through any reliable means available, including recommendations of past or current members of the Board from their knowledge of the industry and of the Company. The Corporate Governance Committee also considers past service on the Board or on the board of directors of other publicly traded or technology focused companies. The Corporate Governance Committee has not adopted a formulaic approach to evaluating potential nominees to the Board; it does not have a formal policy concerning diversity, for example. Rather, the Corporate Governance Committee weighs and considers the experience, expertise, intellect, and judgment of potential nominees irrespective of their race, gender, age, religion, or other personal characteristics. The Corporate Governance Committee may look for nominees that can bring new skill sets or diverse business perspectives. Potential candidates recommended by security holders will be considered as provided in the company’s “Policy Regarding Shareholder Candidates for Nomination as a Director,” which sets forth the procedures and conditions for such recommendations. This policy is available through our website at www.microbotmedical.com.

There were no material changes to the procedures by which securityholders may recommend nominees to the Board, since the Company last provided the disclosure in this section.

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

Code of Business Conduct and Ethics

We have adopted a Code of Ethics and Conduct that applies to all of our directors, officers, employees, and consultants. A copy of our code of ethics is posted on our website at www.microbotmedical.com. We intend to disclose any substantive amendment or waivers to this code on our website. There were no substantive amendments or waivers to this code in 2016.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers, directors, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC reports of ownership of our securities and changes in reported ownership. Executive officers, directors and greater than 10% beneficial owners are required by SEC rules to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of the copies of such forms furnished to us, or written representations from the reporting persons that no Form 5 was required, we believe that, during the fiscal year ended December 31, 2016, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners have been met, with the following exceptions: Gregory T. Schiffman filed two late Form 4’s and one late Form 4 amendment; Ian J. Massey filed one late Form 4; George Koshy filed one late Form 4; and David Ben Naim filed one late Form 3.

Item 11. Executive Compensation.

The following table sets forth information regarding each element of compensation that was paid or awarded to the named executive officers of the Company for the periods indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Harel Gadot(1)	2016	275,000	—	—	—	—	—	275,000
Chief Executive	2015	91,000	—	—	—	—	—	91,000
Officer	2014	184,000	—	—	186,000(2)		—	370,000

Hezi Himelfarb(3)
Chief Operating	2016	16,000	—	—	—	—	—	16,000
Officer & General	2015	—	—	—	—	—	—	—
Manager	2014	—	—	—	—	—	—	—

David Ben Naim(4)	2016	6,000	—	—	—	—	—	6,000
Chief Financial	2015	—	—	—	—	—	—	—
Officer	2014	—	—	—	—	—	—	—

Executive Officers of StemCells in 2016 (Through Merger)

Martin McGlynn	2016	952,396	—	—	—	—	570,000(5)	1,522,396
Former Chief	2015	570,000	—	1,908,360	—	—	44,362	2,522,722
Executive Officer	2014	570,000	219,450	—	—	—	43,334	832,784

Ian Massey	2016	359,325	—	—(6)	—	—	216,667(7)	575,992(8)
Former President &	2015	291,569	94,615	765,000	—	—	10,690	1,161,874
Chief Executive Officer	2014	—	—	—	—	—	—	—

Gregory Schiffman	2016	413,437	—	—(9)	—	—	187,500(10)	600,937(8)
Former Chief	2015	450,000	180,000	487,920	—	—	28,114	1,146,034
Financial Officer	2014	450,000	157,500	458,500	—	—	28,110	1,094,110

Kenneth Stratton	2016	478,476	—	—	—	—	189,667(11)	668,143
Former interim	2015	320,000	102,400	364,800	—	—	33,510	820,710
President, General Counsel	2014	320,000	89,600	—	—	—	32,580	442,180

George Koshy	2016	616,123(12)	—	—	—	—		616,123
Former Chief
Accounting Officer

(1)	Mr. Gadot’s compensation prior to the Merger on November 28, 2016 was paid pursuant to a consulting agreement with MEDX Ventures Group LLC, of which Mr. Gadot is the Chief Executive Officer, Company Group Chairman and majority equity owner.
(2)

Amounts shown do not reflect cash compensation actually received by the named executive officer. Instead, the amounts shown are the non-cash aggregate grant date fair values of stock option awards made during the periods presented as determined pursuant to ASC Topic 718 and excludes the effect of forfeiture assumptions. The assumptions used to calculate the fair value of stock option awards are set forth under Note 10 to the Consolidated Financial Statements included herein.

(3)	Mr. Himelfarb commenced employment in December 2016.
(4)	Mr. Ben Naim commenced employment in December 2016.
(5)	Under the terms of his separation agreement with the Company, among other things, Mr. McGlynn received a one-time lump sum payment of $570,000.
(6)

In connection with an amendment to Dr. Massey’s then-existing employment agreement, on January 14, 2016, StemCells awarded him restricted stock units to receive up to 1,250,000 shares of common stock, with vesting of these units tied to the timely and successful conduct and completion of its Phase II clinical study in spinal cord injury. An additional award of restricted stock units to receive up to 378,460 shares of common stock, with the same vesting, was made on March 15, 2016.

(7)	Under the terms of his separation agreement with the Company, among other things, Mr. Massey received a one-time lump sum payment of $216,667.
(8)	Does not include value of restricted stock units granted in 2016.
(9)

On March 15, 2016, StemCells awarded Mr. Schiffman restricted stock units to receive up to 720,000 shares of common stock, with vesting of these units tied to the timely and successful conduct and completion of its Phase II clinical study in spinal cord injury.

(10)	Under the terms of his separation agreement with the Company, among other things, Mr. Schiffman received a one-time lump sum payment of $187,500 plus COBRA premiums for a period of twelve months following termination.

(11)	Under the terms of his separation agreement with the Company, among other things, Mr. Stratton received a one-time lump sum payment of $141,667 plus COBRA premiums for a period of twelve months following termination. In addition, Mr. Stratton was awarded a $48,000 transaction success fee in connection with the completion of the Merger as an incentive for his management of the business during the negotiations and the pre-closing period.
(12)	Includes annual base compensation and retention payments to Mr. Koshy in 2016.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the named executive officers as of the end of the fiscal year ended December 31, 2016.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market value of Shares of Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

Harel Gadot (1)	1,167,693	–	$0.28	9/01/2024	–	–	–	–
Hezi Himelfarb	–	–	–	–	–	–	–	–
David Ben Naim	–	–	–	–	–	–	–	–

Former Executive Officers of StemCells
Martin McGlynn	–	–	–	–	–	–	–	–
Ian Massey	–	–	–	–	–	–	–	–
Greg Schiffman	–	–	–	–	–	–	–	–
Kenneth Stratton	139(2)	–	$2,829.60(2)	2/28/2017	–	–	–	–
George Koshy	80(2)	–	$2,386.80(2)	8/23/2017(3)	–	–	–	–
	52(2)	–	$1,890.00(2)	5/15/2019(3)	–	–	–	–
	23(2)	–	$1,101.60(2)	6/01/2020(3)	–	–	–	–

(1)	Such options were granted to MEDX Ventures Group LLC, which is controlled by Mr. Gadot, under Microbot Israel’s Employee Stock Option Plan, and represented the right to receive 403,592 ordinary shares of Microbot Israel at an exercise price of $0.8 per share. As of the Merger, the options represent the right to receive 1,167,693 shares of the common stock of the Company, at an exercise price of $0.28 per share.
(2)	As adjusted to reflect the Company’s 1:9 reverse stock split.
(3)	Such options expired on approximately February 28, 2017, pursuant to the terms of the option grant, as a result of Mr. Koshy ceasing to be employed by the Company as of approximately November 28, 2016.

Harel Gadot Employment Agreement

The Company entered into an employment agreement (the “Gadot Agreement”) with Harel Gadot on November 28, 2016, to serve as the Company’s Chairman of the Board of Directors and Chief Executive Officer, on an indefinite basis subject to the termination provisions described in the Agreement. Pursuant to the terms of the Gadot Agreement, Mr. Gadot shall receive an annual base salary of $360,000. The salary will be reviewed on an annual basis by the Compensation Committee of the Company to determine potential increases taking into account such performance metrics and criteria as established by the Executive and the Company.

Mr. Gadot shall also be entitled to receive a target annual cash bonus of up to a maximum amount of 40% of base salary. On March 9, 2017, the Company adopted a 2017 bonus plan (the “Bonus Plan”). The Bonus Plan provides for the payment of Messrs. Gadot’s bonus based on certain milestones of the Company being satisfied, as follows:

●	The Company having closed a financing of at least $3 million in the first quarter of 2017, at which time 20% of the bonus would be payable. Such milestone was satisfied in January 2017.

●	The Company having closed a financing of at least $10 million by the end of the third quarter of 2017, at which time 20% of the bonus would be payable.

●	The Company having entered into research agreements with Wayne State University (the “Wayne Agreement”) and The Washington University in St. Louis (the “Washington Agreement”) by the end of the first quarter of 2017, at which time 20% of the bonus would be payable. Such milestone was satisfied in January 2017.

●	The Company having initiated studies pursuant to both the Wayne Agreement and the Washington Agreement, by the end of April 2017, at which time 15% of the bonus would be payable.

●	The Company having completed the initial study from at least one of the Wayne Agreement and the Washington Agreement, by the end of 2017, at which time 15% of the bonus would be payable.

●	The Company meeting its 2017 budget, as approved by the Board of Directors of the Company by March 31, 2017, at which time 10% of the bonus would be payable.

Mr. Gadot shall be further entitled to a monthly automobile allowance and tax gross up on such allowance of $1,150, and shall be granted options to purchase shares of common stock of the Company representing 5% of the issued and outstanding shares of the Company, based on vesting and other terms to be determined by the Compensation Committee of the Board of Directors subsequent to the Effective Time.

In the event Mr. Gadot’s employment is terminated as a result of death, Mr. Gadot’s estate would be entitled to receive any earned annual salary, bonus, reimbursement of business expenses and accrued vacation, if any, that is unpaid up to the date of Mr. Gadot’s death.

In the event Mr. Gadot’s employment is terminated as a result of disability, Mr. Gadot would be entitled to receive any earned annual salary, bonus, reimbursement of business expenses and accrued vacation, if any, incurred up to the date of termination.

In the event Mr. Gadot’s employment is terminated by the Company for cause, Mr. Gadot would be entitled to receive any compensation then due and payable incurred up to the date of termination.

In the event Mr. Gadot’s employment is terminated by the Company without cause, he would be entitled to receive (i) any earned annual salary; (ii) 12 months’ pay and full benefits, (iii) a pro rata bonus equal to the maximum target bonus for that calendar year; (iv) the dollar value of unused and accrued vacation days; and (v) applicable premiums (inclusive of premiums for Mr. Gadot’s dependents) pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1986, as amended, for twelve (12) months from the date of termination for any benefits plan sponsored by the Company. In addition, 100% of any unvested portion of his stock options shall immediately vest and become exercisable.

The agreement contains customary non-competition and non-solicitation provisions pursuant to which Mr. Gadot agrees not to compete and solicit with the Company. Mr. Gadot also agreed to customary terms regarding confidentiality and ownership of intellectual property.

Hezi Himelfarb Employment Agreement

We entered into an employment agreement (the “Himelfarb Agreement”) with Mr. Himelfarb on December 5, 2016, to serve as our Chief Operating Office and General Manager, on an indefinite basis subject to the termination provisions described in the Himelfarb Agreement. Pursuant to the terms of the Himelfarb Agreement, Mr. Himelfarb shall receive a base salary of 64,000 New Israeli Shekel (NIS) per month or NIS 768,000 per year, or the equivalent of approximately $211,624 per annum based on an exchange rate of $.28 for NIS 1.0. The salary will be reviewed on an annual basis by the Company’s Board of Directors to determine potential salary increases.

Mr. Himelfarb shall be entitled to grants or payments subject to the adoption by the Company at its discretion of a bonus plan or policy. On March 9, 2017, the Company adopted the Bonus Plan. The Bonus Plan provides for the payment of Messrs. Himelfarb’s bonus of up to 25% of his base salary based on certain milestones of the Company being satisfied, as follows:

●	The Company having closed a financing of at least $3 million in the first quarter of 2017, at which time 20% of the bonus would be payable. Such milestone was satisfied in January 2017.

●	The Company having closed a financing of at least $10 million by the end of the third quarter of 2017, at which time 20% of the bonus would be payable.

●	The Company having entered into research agreements with Wayne State University (the “Wayne Agreement”) and The Washington University in St. Louis (the “Washington Agreement”) by the end of the first quarter of 2017, at which time 20% of the bonus would be payable. Such milestone was satisfied in January 2017.

●	The Company having initiated studies pursuant to both the Wayne Agreement and the Washington Agreement, by the end of April 2017, at which time 15% of the bonus would be payable.

●	The Company having completed the initial study from at least one of the Wayne Agreement and the Washington Agreement, by the end of 2017, at which time 15% of the bonus would be payable.

●	The Company meeting its 2017 budget, as approved by the Board of Directors of the Company by March 31, 2017, at which time 10% of the bonus would be payable.

Mr. Himelfarb shall also entitled participate in the Company’s motor vehicle program and receive a motor vehicle from the Company’s vehicle pool, which shall be leased or rented by the Company for use by Mr. Himelfarb. The Company shall pay an amount equal to 8.33% of Mr. Himelfarb’s salary, which shall be allocated to a fund for severance pay to Mr. Himelfarb, and an additional amount equal to 6.25% of Mr. Himelfarb’s salary (6.5% as of January 1, 2017), which shall be allocated to a pension plan, in addition to disability insurance contributions and as otherwise may be required by applicable Israeli law from time to time. The Company shall also contribute to an educational fund an amount equal to 7.5% of each monthly payment of Mr. Himelfarb’s full salary. Mr. Himelfarb is also entitled to options to purchase 1,087,627 shares of the Company’s common stock, which represents 3% of the Company’s issued and outstanding shares of common stock as of the closing of the Company’s merger transaction with the Subsidiary on November 28, 2016. Such options have not yet been granted.

The Himelfarb Agreement contains customary non-competition provisions pursuant to which Mr. Himelfarb agrees not to compete with the Company. Mr. Himelfarb also agreed to customary terms regarding confidentiality and ownership of intellectual property.

David Ben Naim Services Agreement

We entered into a services agreement (the “Services Agreement”) with DBN Finance Services effective October 31, 2016, to provide outsourced CFO services. Pursuant to the terms of the Services Agreement, DBN Finance Services will provide its services exclusively through Mr. David Ben Naim, who will serve as the principal financial and accounting officer of Microbot Israel and the Company. Mr. Ben Naim’s engagement will continue on an indefinite basis subject to the termination provisions described in the Agreement.

Pursuant to the Agreement, the Company shall pay the Service Provider a fixed fee of NIS15,000, or the equivalent of approximately $4,133 per month based on an exchange rate of $.28 for NIS1.0, plus VAT per month, and the Company shall reimburse DBN Finance Services for reasonable and customary out of pocket expenses incurred by it or Mr. Ben Naim connection with the performance of the duties under the Services Agreement. In addition, the Company shall maintain for the benefit of Mr. Ben Naim, a Directors and Officers insurance policy, according to the Company’s policy for other directors and officers of the Company.

Both the Company and DBN Finance Services shall have the right to terminate the Agreement for any reason or without reason at any time by furnishing the other party with a 30-day notice of termination. The Company shall further be entitled to terminate the Services Agreement for “cause” without notice, in which case neither DBN Finance Services nor Mr. Ben Naim shall be entitled to any compensation due to such early termination.

DBN Finance Services and Mr. Ben Naim agreed to customary provisions regarding confidentiality and intellectual property ownership. The Services Agreement also contains customary non-competition and non-solicitation provisions pursuant to which DBN Finance Services and Mr. Ben Naim agree not to compete and solicit with the Company during the term of the Agreement and for a period of twelve (12) months following the termination of the Agreement.

Indemnification Agreements

In connection with the Merger, the Company entered into indemnification agreements with each of its outgoing directors and executive officers, Eric Bjerkholt, R. Scott Greer, Ricardo Levy, Ph.D., Ian Massey, D.Phil., John Schwartz, Ph.D., Alan Trounson, Ph.D. and Irving Weissman, M.D., as well as with its newly appointed directors. Pursuant to the indemnification agreements, the Company has agreed to indemnify and hold harmless these current and former directors and officers to the fullest extent permitted by the Delaware General Corporation Law. The agreements generally cover expenses that a director or officer incurs or amounts that a director or officer becomes obligated to pay because of any proceeding to which he is made or threatened to be made a party or participant by reason of his service as a current or former director, officer, employee or agent of the Company, provided that he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Company. The agreements also provide for the advancement of expenses to the directors and officers subject to specified conditions. There are certain exceptions to the Company’s obligation to indemnify the directors and officers, and, with certain exceptions, with respect to proceedings that he initiates.

Limits on Liability and Indemnification

We provide directors and officers insurance for our current directors and officers.

Our certificate of incorporation eliminate the personal liability of our directors to the fullest extent permitted by law. The certificate of incorporation further provide that the Company will indemnify its officers and directors to the fullest extent permitted by law. We believe that this indemnification covers at least negligence on the part of the indemnified parties. Insofar as indemnification for liabilities under the Securities Act may be permitted to our directors, officers, and controlling persons under the foregoing provisions or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is therefore unenforceable.

Director Compensation

The Company adopted a compensation package for the non-management members of its Board, pursuant to which each such Board member would receive for his services $12,000 per annum, $750 per duly called Board meeting and $250 per unanimous written consent. Furthermore, each member of the Audit Committee of the Board receives an additional $10,000 per annum, and other committee members receive an additional $5,000 per annum. All such Board members, provided they do not otherwise beneficially own (or represent holders who beneficially own) over 2.5% of the Company’s outstanding shares of common stock, are also eligible to receive stock options and other equity incentive grants.

The following table summarizes cash-based and equity compensation information for our outside directors, including annual Board and committee retainer fees and meeting attendance fees, for the year ended December 31, 2016:

Name	Fees earned or paid in cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Yoav Waizer	$-	$-	$-	$-	$-	$-	$-
Moshe Shoham	-	-	330,834	-	-	24,000(2)	$354,834
Yoseph Bornstein	-	-	-	-	-	-	-
Solomon Mayer	-	-	-	-	-	-	-
Scott Burell	-	-	-	-	-	-	-
Martin Madden	-	-	-	-	-	-	-

(1)

Amounts shown do not reflect cash compensation actually received by the director. Instead, the amounts shown are the non-cash aggregate grant date fair values of stock option awards made during the period presented as determined pursuant to ASC Topic 718 and excludes the effect of forfeiture assumptions. The assumptions used to calculate the fair value of stock option awards are set forth under Note 10 to the Consolidated Financial Statements included herein.

(2)	Represents consulting fees paid to Professor Shoham.

Mr. Gadot received compensation for his services to the Company as set forth under the summary compensation table above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number of shares of our common stock beneficially owned, as of March 16, 2017, by (i) each of our directors, (ii) each of our named executive officers, (iii) all of our current directors and executive officers as a group, and (iv) all those known by us to be to a beneficial owner of more than 5% of the company’s common stock. In general, “beneficial ownership” refers to shares that an individual or entity has the power to vote or dispose of, and any rights to acquire common stock that are currently exercisable or will become exercisable within 60 days of March 16, 2017. We calculated percentage ownership in accordance with the rules of the SEC. The percentage of common stock beneficially owned is based on 27,251,333 shares outstanding as of March 16, 2017. In addition, shares issuable pursuant to options or other convertible securities that may be acquired within 60 days of March 16, 2017 are deemed to be issued and outstanding and have been treated as outstanding in calculating and determining the beneficial ownership and percentage ownership of those persons possessing those securities, but not for any other persons.

This table is based on information supplied by each prospective director, officer and principal stockholder of the Company. Except as indicated in footnotes to this table, the Company believes that the stockholders named in this table have sole voting and investment power with respect to all shares of Common Stock shown to be beneficially owned by them, based on information provided by such stockholders. Unless otherwise indicated, the address for each director, executive officer and 5% or greater stockholders of the Company listed is: c/o Microbot Medical Inc., 5 Hamada Street Yokneam 2069204, Israel.

Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Common Stock Beneficially Owned
Directors and Executive Officers
Harel Gadot(1)	3,820,664	13.44%
Yoav Waizer	–	–
Moshe Shoham(2)	2,550,231	9.12%
Yoseph Bornstein(3)	5,305,409	19.47%
Solomon Mayer	–	–
Scott Burell	–	–
Martin Madden	–	–
David Ben Naim	–	–
Yehezkel (Hezi) Himelfarb	–	–
All current directors and executive officers as a group (9 persons)(4)	11,676,304	42.85%
Five Percent Stockholders
LSA - Life Science Accelerator Ltd.(3)	5,305,409	19.47%
Technion Research and Development Foundation Ltd.(5)	3,555,339	13.05%
MEDX Ventures Group LLC(6)	3,820,664	13.44%
Leon Lewkowicz	3,149,438	11.56%
Saber Holding GmbH(7)	4,307,003	15.80%
GreenBlock Capital	1,950,660	7.16%
Lane Ventures	1,950,660	7.16%

(1)	Includes 1,167,960 shares of the Company’s common stock issuable upon the exercise of options granted to MEDX Ventures Group. All of such shares and options are held by MEDX Ventures Group LLC, which is beneficially owned by Mr. Gadot. See Note 5 below.
(2)	Includes 708,141 shares of the Company’s common stock issuable upon the exercise of options.
(3)	Based on representations and other information made or provided to Microbot by Mr. Bornstein, Mr. Bornstein is the CEO and Director of LSA and of Shizim, and Mr. Bornstein is the majority equity owner of Shizim. Shizim is the majority equity owner of LSA. Accordingly, Mr. Bornstein may be deemed to share voting and investment power over the shares beneficially owned by these entities and has an address of 16 Iris Street, Rosh-Ha’Ayin Israel 4858022.
(4)	Includes shares of the Company’s common stock issuable upon the exercise of options as set forth in footnotes (1) and (2).
(5)	The address of Technion Research and Development Foundation is Technion City, Malat Bldg., 5th Floor, Haifa, Israel 3200003.
(6)	Includes 1,167,960 shares of the Company’s common stock issuable upon the exercise of options granted to MEDX Ventures Group. Mr. Gadot is the Chief Executive Officer, Company Group Chairman and majority equity owner of MEDX Venture Group and thus may be deemed to share voting and investment power over the shares beneficially owned by this entity.
(7)	Pursuant to a Schedule 13D/A-1 filed on January 9, 2017, Mrs. Sandra Berkson owns 100% of the equity of Saber Holding GmbH. Mr. Avram Berkson and Mrs. Sandra Berkson have shared power with Saber to vote or direct the vote, and to dispose or direct the disposition, of such shares. Saber’s address is Krummbaumgasse 10/20, 1020 Wein, Austria.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related parties can include any of our directors or executive officers, certain of our stockholders and their immediate family members. Each year, we prepare and require our directors and executive officers to complete Director and Officer Questionnaires identifying any transactions with us in which the officer or director or their family members have an interest. This helps us identify potential conflicts of interest. A conflict of interest occurs when an individual’s private interest interferes, or appears to interfere, in any way with the interests of the company as a whole. Our code of ethics requires all directors, officers and employees who may have a potential or apparent conflict of interest to immediately notify our general counsel, who serves as our compliance officer. In addition, the Corporate Governance Committee is responsible for considering and reporting to the Board any questions of possible conflicts of interest of Board members. Our code of ethics further requires pre-clearance before any employee, officer or director engages in any personal or business activity that may raise concerns about conflict, potential conflict or apparent conflict of interest. Copies of our code of ethics and the Corporate Governance Committee charter are posted on the corporate governance section of our website at www.microbotmedical.com.

In March 2011, Microbot Israel entered into a consulting agreement with MEDX Ventures Group LLC, of which Mr. Gadot is the Chief Executive Officer, Company Group Chairman and majority equity owner (the “Gadot Consulting Agreement”), pursuant to which Mr. Gadot served as Microbot Israel’s Chief Executive Officer. Under the terms of the Gadot Consulting Agreement, MEDX Ventures Group received a monthly fee of $17,000, which amount was to increase to $25,000 per month upon the consummation of a merger or other similar transaction. Under the Gadot Consulting Agreement, MEDX Ventures Group and Mr. Gadot was subject to customary non-competition, non-solicitation, confidentiality and intellectual property ownership provisions. In addition, MEDX Ventures Group was entitled to receive reimbursement for all direct expenses in connection with the performance of services under the Gadot Consulting Agreement. Either Microbot or MEDX Ventures Group was entitled to terminate the Gadot Consulting Agreement upon 60 days’ written notice. MEDX Ventures Group LLC is a stockholder of Microbot. As a result of the Merger, the Gadot Consulting Agreement was terminated in November 2016 and was replaced with an employment agreement between the Company and Mr. Gadot.

In 2015, Microbot Israel issued convertible promissory notes, at an interest rate of 10%, in the aggregate principal amount of $411,500 (the “2015 Notes”) to certain investors and Microbot Israel shareholders. The 2015 Notes matured on July 8, 2016. The principal and accrued but unpaid interest on the 2015 Notes converted into 452,650 shares of Series A Preferred Stock of Microbot Israel and warrants to purchase 409,750 shares of Series A Preferred Stock of Microbot Israel. The table below sets forth the 2015 Notes with aggregate principal in excess of $120,000 that were purchased by Microbot’s directors, executive officers and holders of more than 5% of its capital stock.

Name of 2015 Bridge Note Holder	Outstanding Principal Purchased in 2015
Saber Holding GmbH	$140,000
Leon Lewkowicz	$140,000

In 2016, Microbot Israel issued convertible promissory notes, at an annual interest rate of 10%, in the aggregate principal amount of $750,000 (the “2016 Notes”) to certain investors and Microbot Israel shareholders. The principal and accrued but unpaid interest on the 2016 Notes converted, at a 20% discount, into common stock upon the consummation of the Merger. The table below sets forth the 2016 Notes with aggregate principal in excess of $120,000 that were purchased by Microbot Israel’s directors, executive officers and holders of more than 5% of its capital stock.

Name of 2016 Bridge Note Holder	Outstanding Principal Purchased in 2016
Alpha Capital Anstalt	$400,000
Saber Holding GmbH	$175,000
Leon Lewkowicz	$175,000

Microbot Israel entered into a license agreement with Technion Research and Development Foundation Ltd., or TRDF, in 2012 pursuant to which Microbot Israel obtained an exclusive, worldwide, royalty-bearing, sub-licensable license to certain patents and inventions relating to the SCS and TipCAT technology platforms. TRDF is a founding member of Microbot and current beneficially owns approximately 14.5% of Microbot’s ordinary shares on an as converted basis. See “Description of Business – Intellectual Property” for a description of this agreement.

On August 15, 2016, Microbot Israel and Alpha Capital Anstalt (“Alpha Capital”), an existing shareholder of Microbot Israel, entered into an agreement pursuant to which, among other things, Alpha Capital agreed to fund a proposed $4 million private placement, which obligation would be reduced dollar-for-dollar by any third party investors investing in such private placement. This agreement was superseded by the Letter Agreement referred to below.

The Company entered into a letter agreement (the “Letter Agreement”) with Alpha Capital, dated November 18, 2016 but effective November 28, 2016 pursuant to which Alpha Capital committed to make a cash investment into the Company, no later than December 31, 2016, in an amount equal to the difference between $4 million and the amount of cash released to the Company, by December 31, 2016, out of escrow pursuant to the Company’s asset sale transaction with BOCO Silicon Valley, Inc., a California corporation. The Company waived Alpha Capital’s commitments under the Letter Agreement.

On August 15, 2016, concurrently with the execution of the Merger Agreement, the Company issued a 5.0% secured note (the “Secured Note”) to Alpha Capital, in the principal amount of $2 million, payable upon the earlier of (i) 30 days following the consummation of the Merger and (ii) December 31, 2016. In addition, on August 15, 2016, the Company and Alpha Capital entered into a Security Agreement to secure the Company’s obligations under the Secured Note (the “Security Agreement”). The Company’s obligations under the Secured Note were secured by a first priority security interest in all of the Company’s intellectual property and certain other general assets. As of November 28, 2016, the Company entered into a Securities Exchange Agreement (the “Exchange Agreement”) with Alpha Capital, providing for the issuance to Alpha Capital of a convertible promissory note by the Company (the “Convertible Note”) in a principal amount of $2,028,767, which is equal to the principal and accrued interest under the Secured Note, in exchange for (a) the full satisfaction, termination and cancellation of the Secured Note and (b) the release and termination of the Security Agreement and the first priority security interest granted thereunder. The Convertible Note is convertible into the Company’s common stock any time after November 28, 2017 until the maturity date of November 28, 2019, based on a conversion price of $0.64, subject to adjustments as provided in the Convertible Note and the other terms and the conditions specified in the Convertible Note. Pursuant to the terms of the Note, the Company is obligated to pay interest on the outstanding principal amount owed under the Note at a fixed rate per annum of 6.0%, payable at maturity or earlier conversion.

On December 16, 2016, the Company entered into a Securities Exchange Agreement with Alpha Capital, pursuant to which Alpha exchanged approximately 9,735,925 shares or rights to acquire shares of the common stock of the Company held by it, for approximately 9,736 shares of a newly designated class of Series A Convertible Preferred Stock, par value $0.01 per share. The common stock and common stock underlying the rights include all of the shares of common stock issued or issuable to Alpha Capital pursuant to the Merger. The closing of the exchange was effective as of December 27, 2017.

Director Independence

NASDAQ’s listing standards and the Company’s Corporate Governance Guidelines require that the Company’s Board of Directors consist of a majority of independent directors, as determined under the applicable NASDAQ listing rules.

The independent members of our Board are Messrs. Waizer, Shoham, Bornstein, Mayer, Burell and Madden.

Item 14. Principal Accountant Fees and Services.

Audit and Tax Fees

The Board, upon the recommendation of the Audit Committee, has selected the independent accounting firm of Brightman Almagor Zohar & Co., a Member of Deloitte Touche Tohmatsu Limited, to audit the accounts of the Company for the year ending December 31, 2016.

The Audit Committee considered the tax compliance services provided by Brightman Almagor Zohar & Co., concluded that provision of such services is compatible with maintaining the independence of the independent accountants, and approved the provision by Brightman Almagor Zohar & Co. of tax compliance services with respect to the year ending December 31, 2016.

The Audit Committee received the following information concerning the fees of the independent accountants for the years ended December 31, 2016 and 2015, has considered whether the provision of these services is compatible with independence of the independent accountants, and concluded that it is:

Year Ended
	12/31/16	12/31/15
Audit Fees (1)	$35,000	$35,000
Audit-Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–

(1)	Audit fees represents fees for the integrated audit of our annual consolidated financial statements and reviews of the interim consolidated financial statements, and review of audit-related SEC filings; also includes fees related to issuing comfort letter(s). Also includes tax filing fees.

Audit and tax fees include administrative overhead charges and reimbursement for out-of-pocket expenses.

Pre-Approval Policies and Procedures

The Audit Committee has adopted policies and procedures for pre-approving all services (audit and non-audit) performed by our independent auditors. In accordance with such policies and procedures, the Audit Committee is required to pre-approve all audit and non-audit services to be performed by the independent auditors in order to assure that the provision of such services is in accordance with the rules and regulations of the SEC and does not impair the auditors’ independence. Under the policy, pre-approval is generally provided up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. In addition, the Audit Committee may pre-approve additional services on a case-by-case basis. During 2015 and through November 28, 2016, Microbot Israel did not have a standing audit committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements:

The financial statements are filed as part of this Annual Report on Form 10-K commencing on page F-1 and are hereby incorporated by reference

(2) Financial Statement Schedules:

The financial statement schedules are omitted as they are either not applicable or the information required is presented in the financial statements and notes thereto.

(3) Exhibits:

The documents set forth below are filed herewith or incorporated by reference to the location indicated.

Exhibit No.	Title or Description

2.1	Agreement and plan of merger and Reorganization, dated as of August 15, 2016, by and among StemCells, Inc., C&RD Israel Ltd. and Microbot Medical Ltd.(1)
3.1	Restated Certificate of Incorporation of the Registrant(2)
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant(3)
3.3	Amended and Restated By-Laws of the Registrant(4)
3.4	Certificate of Designations of Preferences, Rights and Limitations of the Series A Convertible Preferred Stock(5)
4.1	Form of Series A Warrant(6)
4.2	Form of Series B Warrant(6)
10.1	Letter Agreement between the Company and Alpha Capital Anstalt(3)
10.2	Securities Exchange Agreement between the Company and Alpha Capital Anstalt(3)
10.3	Convertible Promissory Note in favor of Alpha Capital Anstalt(3)
10.4	Form of Indemnification Agreement, by and between the Company and each of its directors and officers(3)
10.5*	Employment Agreement with Harel Gadot(3)
10.6*	Services Agreement with DBN Finance Services Ltd.(3)
10.7*	Employment Agreement with Yehezkel Himelfarb(7)
10.8	Securities Exchange Agreement with Alpha Capital Anstalt(5)
10.9	Form of Securities Purchase Agreement, dated as of January 5, 2017(8)
10.10	Placement Agent Agreement, dated as of January 4, 2017(8)
10.11	Asset Purchase Agreement, dated as of November 11, 2016, by and among StemCells, Inc., Stem Cell Sciences Holdings Limited, Stemcells California, Inc., and Boco Silicon Valley, Inc.
10.12	Escrow Agreement, as of November 11, 2016, by and among BOCO Silicon Valley, Inc., StemCells, Inc., Continental Stock Transfer & Trust Company, Kenneth B. Stratton and Alpha Capital Anstalt
10.13	Contract Research Agreement, dated as of January 27, 2017, with The Washington University
10.14	License Agreement, as of June 20, 2012, by and between Technion Research and Development Foundation, and Microbot Medical Ltd.
10.15*	2013 Equity Incentive Plan(9)
10.16*	Letter agreement, dated January 10, 2016, between the Registrant and Martin McGlynn(10)
10.17*	Severance Buy-Out Agreement, Compromise and Release, by and between StemCells, Inc. and Ken Stratton, dated June 6, 2016(11)
10.18*	Severance Buy-Out Agreement, Compromise and Release, by and between StemCells, Inc. and Gregory Schiffman, dated June 6, 2016(11)
10.19*	Severance Buy-Out Agreement, Compromise and Release, by and between StemCells, Inc. and Ian Massey, dated June 6, 2016(11)
10.20*	Cooperation and Consulting Agreement, by and between StemCells, Inc. and Ken Stratton, dated June 6, 2016(11)
10.21*	Cooperation and Consulting Agreement, by and between StemCells, Inc. and Gregory Schiffman, dated June 6, 2016(11)
10.22*	Cooperation and Consulting Agreement, by and between StemCells, Inc. and Ian Massey, dated June 6, 2016(11)
10.23	Trust Agreement, by and between the StemCells, Inc. and David A Bradlow, dated June 16, 2016(11)
10.24	Form of Voting Agreement, dated as of August 15, 2016, by and among StemCells, Inc., and certain stockholders of Microbot Medical Ltd. (1)
10.25	5.00% Secured Note issued on August 15, 2016 by StemCells, Inc. (1)
10.26	Asset Purchase Agreement, dated as of July 13, 2016, by and between StemCells, Inc. and Miltenyi Biotec, Inc. (1)
10.27	Settlement Agreement, dated as of July 29, 2016, by and among BMR-Pacific Research Center LP and StemCells, Inc. (1)
21.1	Subsidiaries of the Registrant
31.1	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Harel Gadot, Chief Executive Officer)
31.2	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (David Ben Naim, Chief Financial Officer)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Harel Gadot, Chief Executive Officer)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (David Ben Naim, Chief Financial Officer)
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.Pre	XBRL Taxonomy Extension Presentation

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 15, 2016.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and filed on March 15, 2007.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 29, 2016.
(4)	Incorporated by reference to the Registrant’s Current report on Form 8-K filed on May 3, 2016.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 16, 2016.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 11, 2016.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 8, 2016.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 5, 2017.
(9)	Incorporated by reference to the Registrant’s definitive proxy statement filed October 31, 2013.
(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2016, filed on May 10, 2016.
(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2016, filed on August 15, 2016.

* Indicates Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROBOT MEDICAL INC.

/s/ Harel Gadot
Harel Gadot
President, Chief Executive Officer and Chairman
Dated: March 21, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harel Gadot	Chairman, President and Chief Executive Officer	March 21, 2017
Harel Gadot	(Principal Executive Officer)

/s/ David Ben Naim	Chief Financial Officer	March 21, 2017
David Ben Naim	(Principal Financial and Accounting Officer)

/s/ Moshe Shoham	Director	March 21, 2017
Moshe Shoham

/s/ Yoav Waizer	Director	March 21, 2017
Yoav Waizer

/s/ Yoseph Bornstein	Director	March 21, 2017
Yoseph Bornstein

/s/ Solomon Mayer	Director	March 21, 2017
Solomon Mayer

/s/ Scott Burell	Director	March 21, 2017
Scott Burell

/s/ Martin Madden	Director	March 21, 2017
Martin Madden

MICROBOT MEDICAL INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

MICROBOT MEDICAL INC.

We have audited the accompanying consolidated balance sheet of Microbot Medical Inc. and its subsidiaries (the “Company”) as of December 31, 2016 and the related consolidated statement of comprehensive loss, stockholders’ equity, and cash flows for the year in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s Board of Directors and management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and the results of its operations and cash flows for the year in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

Brightman Almagor Zohar & Co.

Certified Public Accountants

Member of Deloitte Touche Tohmatsu Limited

Tel Aviv, Israel

March 21, 2017

INDEPENDENT AUDITORS’ REPORT

TO THE SHAREHOLDERS OF

MICROBOT MEDICAL LTD.

We have audited the accompanying financial statements of Microbot Medical Ltd. (“the Company”), which comprise the balance sheets as of December 31, 2015 and the related statement of comprehensive loss, statements of changes in shareholders’ deficit and statements of cash flows for the year then ended and the related notes to the financial statements.

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditors’ Responsibility

Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the Company’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and the results of operations, changes in shareholders’ equity and cash flows for the year then ended in accordance with generally accepted accounting principles in the United States of America.

Without qualifying our opinion, we draw attention to Note 1 to the financial statements regarding risk factors and the Company’s business condition. As described in that note, the Company is dependent on outside financing and on the continuing support of its investors.

Brightman Almagor Zohar & Co.

Certified Public Accountants

Member of Deloitte Touche Tohmatsu Limited

Israel

July 27, 2016

MICROBOT MEDICAL INC.

Consolidated Balance Sheets

		As of December 31,
		2016	2015
	Note	(in thousands)

ASSETS

Current assets:
Cash and cash equivalents	3	$2,709	$437
Other receivables	4	606	54
		3,315	491

Fixed assets, net	5	53	38

		$3,368	$529

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Trade payables		$201	$25
Accrued liabilities	6	582	149
		783	174

Long term liabilities:
Convertible notes	7	76	419
Derivative warrant liability	8	313	-
		389	419

Commitments	9

Temporary equity:	10
Common stock of $0.01 par value; issued and outstanding: 10,702,838 shares as of December 31, 2016		500	-

Shareholders’ equity (deficit)*:
Preferred stock of $0.01 par value (Microbot Medical Ltd.); Authorized: 11,610,843 shares as of December 31, 2015; issued and outstanding: 8,708,132 shares as of December 31, 2015	10	-	87
Preferred stock of $0.01 par value (Microbot Medical Inc.); Authorized: 1,000,000 shares as of December 31, 2016; issued and outstanding: 9,736 shares as of December 31, 2016	10	-	-
Common stock of $0.01 par value; Authorized: 220,000,000 and 58,054,213 shares as of December 31, 2016, and December 31, 2015, respectively; issued and outstanding: 15,848,136 and 13,182,660 shares as of December 31, 2016, and December 31, 2015, respectively		266	132
Additional paid-in capital		14,465	3,089
Accumulated deficit		(13,035)	(3,372)
		1,696	(64)

		$3,368	$529

*	December 31 2015 share data represents the legal equity structure of Microbot Medical Ltd. with the number of shares adjusted to retroactively reflect the one-to-nine Reverse Stock Split effected on November 28, 2016 as well as the reverse recapitalization consummated on November 28 2016.

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Consolidated Statements of Comprehensive Loss

		Years ended
		December 31,
		2016	2015
	Note	(in thousands, except per share data)

Research and development expenses, net	12	$901	$823

General and administrative expenses	13	8,734	92

Operating loss		(9,635)	(915)

Financing income (expenses), net	14	(28)	(6)

Net loss		$(9,663)	$(921)

Basic and diluted net loss per share	11	$0.40	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Consolidated Statements of Shareholder’s Equity (Deficit)

(Dollars in Thousands)

	Temporary	Preferred A Shares – Microbot Medical Ltd. (Pre - merger)*		Preferred A Shares – Microbot Medical Inc. (Post - merger)*		Common Stock		Additional paid-in	Accumulated	Total shareholders’ equity
	equity	Numer	Amount	Number	Amount	Number	Amount	capital	deficit	(deficit)

Balance, December 31, 2014	$-	8,708,132	$87	-	-	13,182,660	$132	$3,089	$(2,451)	$857
Net loss	-	-	-	-	-	-	-	-	(921)	(921)
Balances, December 31, 2015	-	8,708,132	87	-	-	13,182,660	132	3,089	(3,372)	(64)
Conversion of convertible notes and exercise of warrants issued upon conversion	-	4,746,237	48	-	-	-	-	1,803	-	1.851
Effect of reverse recapitalization	-	(13,454,369)	(135)	-	-	15,301,675	153	454	-	472
Common Stock classified as temporary equity	500	-	-	-	-	-	-	(500)	-	(500)
Beneficial Conversion Feature recorded on convertible debt acquired in reverse recapitalization	-	-	-	-	-	-	-	2,029	-	2,029
Transaction costs incurred in reverse recapitalization	-	-	-	-	-	7,802,639	78	6,817	-	6,895
Cancellation of ordinary shares and issuance of preferred shares	-	-	-	9,736	-	(9,736,000)	(97)	97	-
Share based compensation	-	-	-	-	-	-	-	676	-	676
Net loss	-	-	-	-	-	-	-	-	(9,663)	(9,663)
Balances, December 31, 2016	$500	-	-	9,736	-	**26,550,974	$266	$14,465	$(13,035)	$1,696

*	Share data for periods prior to the reverse recapitalization represents the legal equity structure of Microbot Medical Ltd. with the number of shares adjusted to retroactively reflect the one-to-nine Reverse Stock Split effected on November 28, 2016 as well as the reverse recapitalization consummated on November 28, 2016
**	Includes 10,702,838 shares of common stock classified as temporary equity.

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Consolidated Statements of Cash Flows

	Years ended
	December 31,
	2016	2015
	(in thousands)

OPERATING ACTIVITIES

Net loss	$(9,663)	$(921)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10	17
Interest and revaluation of convertible notes, net	333	7
Share based transaction costs incurred in reverse recapitalization	7,258	-
Changes in fair value of derivative warrant liability	(262)	-
Share-based compensation expense	676	-
Changes in assets and liabilities:
Increase in other receivables	538	66
Increase in other payables and accrued liabilities	324	66

Net cash used in operating activities	(786)	(765)

INVESTMENT ACTIVITIES

Purchase of property and equipment	(25)	(2)

Net cash used in investing activities	(25)	(2)

FINANCING ACTIVITIES

Acquisition of a subsidiary in connection with reverse recapitalization	269	-
Transaction costs incurred in reverse recapitalization	(347)	-
Inflows in connection with current assets and liabilities acquired in reverse recapitalization, net	2,002	-
Exercise of warrants issued upon conversion of notes	409	-
Issuance of convertible notes	750	413

Net cash provided by financing activities	3,083	413

Increase (decrease) in cash and cash equivalents	2,272	(354)

Cash and cash equivalents at the beginning of the year	437	791

Cash and cash equivalents at the end of the year	$2,709	$437

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Consolidated Statements of Cash Flows

Supplemental information for Cash Flow:

Assets acquired (liabilities assumed):	As of November 28, 2016
(in thousands)

Current assets excluding cash and cash equivalents	$(3,618)
Current liabilities	811
Derivative warrant liability	575
Convertible note	2,029
Reverse recapitalization effect on equity	472

Cash acquired in connection with reverse recapitalization	$269

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Notes to Consolidated Financial Statements

NOTE 1 GENERAL

A. Description of business:

Microbot Medical Inc. (the “Company”) is a pre-clinical medical device company specializing in the research, design and development of next generation micro-robotics assisted medical technologies targeting the minimally invasive surgery space. The Company is primarily focused on leveraging its micro-robotic technologies with the goal of improving surgical outcomes for patients.

It was incorporated on August 2, 1988 in the State of Delaware under the name Cellular Transplants, Inc. The original Certificate of Incorporation was restated on February 14, 1992 to change the name of the Company to CytoTherapeutics, Inc. On May 24, 2000, the Certificate of Incorporation as restated was further amended to change the name of the Company to StemCells, Inc.

On November 28, 2016, the Company consummated a transaction pursuant to an Agreement and Plan of Merger, dated August 15, 2016, with Microbot Medical Ltd., a private medical device company organized under the laws of the State of Israel (“Microbot Israel”), and C&RD Israel Ltd. (“Merger Sub”), an Israeli corporation and wholly-owned subsidiary of the Company, whereby Merger Sub merged with and into Microbot Israel and Microbot Israel surviving as a wholly-owned subsidiary of the Company (the “Merger”). Pursuant to the terms of the Merger, at the effective time of the Merger, each outstanding ordinary share of Microbot Israel capital stock was converted into the right to receive approximately 2.9 shares of the Company’s common stock, par value $0.01 per share, after giving effect to a one for nine reverse stock split (the “Reverse Stock Split”), for an aggregate of 26,550,974 shares of Company’s common Stock issued to the former Microbot Israel shareholders. In addition, all outstanding options to purchase the ordinary shares of Microbot Israel were assumed by the Company and converted into options to purchase an aggregate of 2,614,916 shares of the Company’s common Stock. Additionally, the Company issued an aggregate of 7,802,639 restricted shares of its common stock or rights to receive the Company’s common stock, to certain advisers. On the same day and in connection with the Merger, the Company changed its name from StemCells, Inc. to Microbot Medical Inc. On November 29, 2016, the Company’s common stock began trading on the Nasdaq Capital Market under the symbol “MBOT”.

As a result of the Merger Microbot Israel became a wholly owned subsidiary of the Company. The transaction between the Company and Microbot Israel was accounted for as a reverse recapitalization. As the shareholders of Microbot Israel received the largest ownership interest in the Company, Microbot Israel was determined to be the “accounting acquirer” in the reverse recapitalization. As a result, the historical financial statements of the Company were replaced with the historical financial statements of Microbot Israel. Unless indicated otherwise, pre-acquisition share, options and warrants data included in these financial statements is retroactively adjusted to reflect the Reverse Stock Split and the Merger.

Prior to the Merger, the Company was a biopharmaceutical company that conducts research, development, and commercialization of stem cell therapeutics and related technologies. Substantially the sale of all material assets relating to the stem cell business were completed on November 29, 2016.

The Company and its subsidiaries are collectively referred to as the “Company”. “StemCells” or “StemCells, Inc.” refers to the Company prior to the Merger.

B. Risk factors:

To date the Company has not generated revenues from its operations. As of the date of issuance of these financial statements, the Company has a cash and cash equivalent balance of approximately $6.7 million, which the Company believes is sufficient to fund its operations for more than 12 months from the date of issuance of these financial statements and sufficient to fund its operations necessary to continue development activities of its current proposed products. The Company plans to continue to fund its current operations as well as other development activities relating to additional product candidates, through future issuances of either debt and/or equity securities and possibly additional grants from the Israeli Innovation Authority.

MICROBOT MEDICAL INC.

Notes to Consolidated Financial Statements (Cont.)

NOTE 1 GENERAL (Cont.)

C. Use of estimates:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions pertaining to transactions and matters whose ultimate effect on the financial statements cannot precisely be determined at the time of financial statements preparation. Although these estimates are based on management’s best judgment, actual results may differ from these estimates.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies applied in the preparation of the financial statements are as follows:

A.Basis of presentation:

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

B. Financial statement in U.S. dollars:

The functional currency of the Company is the U.S. dollar (“dollar”) since the dollar is the currency of the primary economic environment in which the Company has operated and expects to continue to operate in the foreseeable future.

Transactions and balances denominated in dollars are presented at their original amounts. Transactions and balances denominated in foreign currencies have been re-measured to dollars in accordance with the provisions of ASC 830-10, “Foreign Currency Translation”.

All transaction gains and losses from re-measurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statement of operations as financial income or expenses, as appropriate.

C. Cash and cash equivalents:

Cash and cash equivalents consist of cash and demand deposits in banks, and other short-term liquid investments (primarily interest-bearing time deposits) with original maturities of less than three months.

D. Fair value of financial instruments:

The carrying values of cash and cash equivalents, other receivable and other accounts payable approximate their fair value due to the short-term maturity of these instruments.

The Company measures the fair value of certain of its financial instruments (such as the derivative warrant liabilities) on a recurring basis. The method of determining the fair value of derivative warrant liabilities is discussed in Note 8.

A fair value hierarchy is used to rank the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1 - Quoted prices (unadjusted) in active markets for identical assets and liabilities.

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as unadjusted quoted prices for similar assets and liabilities, unadjusted quoted prices in the markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

MICROBOT MEDICAL INC.

Notes to Consolidated Financial Statements (Cont.)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

E. Fixed assets:

Fixed assets are presented at cost, net of investment grants received and less accumulated depreciation. Depreciation is calculated based on the straight-line method over the estimated useful lives of the assets, as the following annual rates:

%
Research equipment and software	25-33
Leasehold improvements	10
Furniture and office equipment	7

F. Liabilities due to termination of employment agreements

Under Israeli employment laws, employees of Microbot Israel are included under Article 14 of the Severance Compensation Act, 1963 (“Article 14”) for a portion of their salaries. According to Article 14, these employees are entitled to monthly deposits made by Microbot Israel on their behalf with insurance companies.

Payments in accordance with Article 14 release Microbot Israel from any future severance payments (under the Israeli Severance Compensation Act, 1963) with respect of those employees. The aforementioned deposits are not recorded as an asset in the Company’s balance sheet, and there is no liability recorded as the Company does not have a future obligation to make any additional payments.

G. Basic and diluted net loss per share

Basic net loss per share is computed by dividing net loss, as adjusted to include preferred shares dividend participation rights by the weighted average number of common shares outstanding during the year. Common shares and preferred shares contingently issuable for little or no cash are included in basic net loss per share on an as issued basis.

Diluted net loss per share is computed by dividing net loss, as adjusted to include preferred shares dividend participation rights of preferred shares outstanding during the year as well as of preferred shares that would have been outstanding if all potentially dilutive preferred shares had been issued, by the weighted average number of common shares outstanding during the year, plus the number of common shares that would have been outstanding if all potentially dilutive common shares had been issued, using the treasury stock method, in accordance with ASC 260-10 “Earnings per Share”.

The weighted average number of shares outstanding has been retroactively restated for the equivalent number of shares received by the accounting acquirer as a result of the reverse recapitalization as if these shares had been outstanding as of the beginning of the earliest period presented.

H. Research and development expenses, net:

Research and development expenses are charged to the statement of operations as incurred. Grants for funding of approved research and development projects are recognized at the time the Company is entitled to such grants, on the basis of the costs incurred and applied as a deduction from the research and development expenses.

I. Convertible notes:

Proceeds from the sale of debt securities with a conversion feature are allocated to equity based on the intrinsic value of such conversion feature in accordance with ASC 470-20 “Debt with Conversion and Other Options”, with a corresponding discount on the debt instrument recorded in liabilities which is amortized in finance expense over the term of the Notes.

MICROBOT MEDICAL INC.

Notes to Consolidated Financial Statements (Cont.)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.).

Convertible notes with characteristics of both liabilities and equity are classified as either debt or equity based on the characteristics of its monetary value, with convertible notes classified as debt being measured at fair value, in accordance with ASC 480-10, “Accounting for Certain Financial instruments with Characteristics of both Liabilities and Equity”.

J. Share-based compensation:

The Company applies ASC 718-10, “Share-Based Payment,” which requires the measurement and recognition of compensation expenses for all share-based payment awards made to service providers, employees and directors including stock options under the Company’s stock plans based on estimated fair values.

ASC 718-10 requires companies to estimate the fair value of stock options using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s statement of operations.

The Company estimates the fair value of stock options granted as share-based payment awards using a Black-Scholes options pricing model. The option-pricing model requires a number of assumptions, of which the most significant are share price, expected volatility and the expected option term (the time from the grant date until the options are exercised or expire). Expected volatility is estimated based on volatility of similar companies in the technology sector for equity awards granted prior to the Merger and on the Company’s trading share price for equity awards granted subsequent to the Merger. The Company has historically not paid dividends and has no foreseeable plans to issue dividends. The risk-free interest rate is based on the yield from governmental zero-coupon bonds with an equivalent term. The expected stock option term is calculated for stock options granted to employees and directors using the “simplified” method. Grants to non-employees are based on the contractual term. Changes in the determination of each of the inputs can affect the fair value of the stock options granted and the results of operations of the Company.

K. Reclassification:

Certain prior year amounts have been reclassified to conform to the current year presentation.

L. Transaction Costs:

Transaction costs incurred in the Merger were charged directly to equity to the extent of cash and net other current assets acquired. Transaction costs in excess of cash acquired were charged to general and administrative expenses.

M. Recent Accounting Standards:

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued a new standard to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. generally accepted accounting principles. Under the new model, recognition of revenue occurs when a customer obtains control of the promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard is effective for us beginning in the first quarter of 2018; early adoption is prohibited. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. As the Company has not incurred revenues to date, it is unable to determine the expected impact the new standard will have on its consolidated financial statements.

MICROBOT MEDICAL INC.

Notes to Consolidated Financial Statements (Cont.)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.).

In January 2016, the FASB issued ASU 2016-01 “Recognition and Measurement of Financial Assets and Financial Liabilities”, which provides targeted improvements to the recognition, measurement, presentation and disclosure of financial assets and financial liabilities. Specific accounting areas addressed include, equity investments, financial liabilities reported under the fair value option and valuation allowance assessment resulting from unrealized losses on available-for-sale securities. The standard also changes certain presentation and disclosure requirements for financial instruments. This ASU is effective for the Company in its first quarter of fiscal year 2019. Early adoption, with certain exceptions, is not permitted. The Company does not expect that the adoption of this standard will have a significant impact on the financial position or results of operations.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which amends, among other things, the existing guidance by requiring lessees to recognize lease assets (right-to-use) and liabilities (for reasonably certain lease payments) arising from operating leases on the balance sheet. For leases with a term of twelve months or less, ASU 2016-02 permits an entity to make an accounting policy election to recognize such leases as lease expense, generally on a straight-line basis over the lease term. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 using a modified retrospective approach, with early adoption permitted. The Company is currently evaluating ASU 2016-02 and its impact on its consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies certain provisions associated with the accounting for stock compensation. Among other things, ASU 2016-09 requires companies to record excess tax benefits and tax deficiencies as income tax benefit or expense in the statement of income and eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities in the statement of cash flows. ASU 2016-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The Company is currently reviewing and evaluating this guidance and its impact on its consolidated financial statements.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments, which introduces a model based on expected losses to estimate credit losses for most financial assets and certain other instruments. In addition, for available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. The standard is effective for annual reporting periods beginning after December 15, 2019, with early adoption permitted for annual reporting periods beginning after December 15, 2018. The Company is evaluating the impact of the adoption on our consolidated balance sheet, results of operations, cash flows and disclosures.

NOTE 3 - CASH AND CASH EQUIVALENTS

	As of December 31,
	2016	2015
	(in thousands)

Cash	$2,709	$427
Deposits	-	10
	2,709	$437

MICROBOT MEDICAL INC.

Notes to Consolidated Financial Statements (Cont.)

NOTE 4 - OTHER RECEIVABLES

	As of December 31,
	2016	2015
	(in thousands)

Deposit in escrow account (*)	$505	$-
Government institutions	15	14
Prepaid expenses	86	25
Shareholders	-	15
	$606	$54

(*) Purchase Agreement with BOCO. On November 11, 2016, the Company together with two of its wholly-owned subsidiaries, Stem Cell Sciences Holdings Limited and StemCells California, Inc. (collectively, with the Company, the “Sellers”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with BOCO Silicon Valley, Inc., a California corporation and wholly-owned subsidiary of Bright Oceans Corporation (“BOCO US”).

Pursuant to the terms and subject to the conditions set forth in the Asset Purchase Agreement, the Sellers sold to BOCO US certain stem and progenitor cell lines that have been researched, studied or manufactured by the Company since 2007 (the “Cell Lines”) and certain other tangible and intangible assets, including intellectual property and books and records, related to the foregoing (together with the Cell Lines, the “Assets”) in exchange for $4 million in cash (the “Asset Consideration”).

Of the Asset Consideration, $300,000 was provided to the Company prior to November 11, 2016 in exchange for the Sellers’ agreement not to solicit or reach any agreement with any third party pertaining to the sale of the Assets, and $400,000 will remain in a twelve-month escrow for the benefit of BOCO US to satisfy certain indemnification obligations of the Sellers which may arise and which, subject to any valid indemnification claims of BOCO US, will be released to the Company at the end of such 12-month period. In addition, sixteen former employees of the Company received, in the aggregate, $495,000, in accordance with their June 2016 agreements with the Company under which each accepted a more than 50% reduction in his or her severance award otherwise payable.

The Asset Purchase Agreement contains certain covenants prohibiting the Sellers from, during the four-year period immediately following the completion of the Asset Sale, (a) engaging in or having certain financial interests in a business that is engaged in the research, development or commercialization of the Cell Lines, or (b) soliciting for employment employees of BOCO US.

On November 29, 2016, the Sellers completed the sale of the Assets.

The opening balance sheet as of the Merger date included a receivable balance with respect to sale of the Assets of $3.5 million, from which $2.8 million were collected prior to December 31, 2016.

NOTE 5 - FIXED ASSETS, NET

	As of December 31,
	2016	2015
	(in thousands)

Cost:
Research equipment and software	$54	$29
Furniture and office equipment	63	63
	117	92
Accumulated Depreciation:
Research equipment and software	22	18
Furniture and office equipment	42	36
	64	54
	$53	$38

MICROBOT MEDICAL INC.

Notes to Consolidated Financial Statements (Cont.)

NOTE 6 - ACCRUED LIABILITIES

	As of December 31,
	2016	2015
	(in thousands)

Employees	$102	$121
Government institution	24	18
Other current liabilities	456	-
Israeli Innovation Authority	-	10
	$582	$149

NOTE 7 - CONVERTIBLE LOAN FROM SHAREHOLDERS

On October 8, 2015, Microbot Israel entered into a convertible loan agreement with several investors who were also existing shareholders. According to the loan agreement, Microbot Israel received an amount of $419,000. The loan bore interest of 10%, and was converted to both equity shares and preferred shares warrants of Microbot Israel on the nine-month anniversary of the loan. The Company concluded the conversion feature is not a Beneficial Conversion Feature pursuant to the provisions of ASC 470-20, “Debt with Conversion and Other Options”. Accordingly, the proceeds were recorded in liabilities in their entirety at the date of issuance.

On July 7, 2016, the outstanding principal and accrued interest were converted into 1,315,023 Series A preferred shares, of Microbot Israel (the “Series A Preferred Shares”) and 1,188,275 warrants to purchase the Series A Preferred Shares, at an exercise price of $1.00 per share. The preferred shares warrants were exercised in full in September 2016 for total gross proceeds to Microbot Israel of $409,750.

On May 11, 2016, Microbot Israel entered into a convertible loan agreement with several investors who were also existing shareholders. The loan bore interest at a fixed rate of 10% per annum beginning on the issuance date.

At maturity, all of the outstanding principal and accrued interest was converted into Microbot Israel’s ordinary shares subject to the conversion or default events specified in the loan agreement, based on a conversion price that represents a 20% discount on Microbot Israel’s valuation upon such default events. Furthermore, in the event of a reverse merger transaction or a qualified financing, each as defined in the convertible loan agreement with respect to such loans, all of the outstanding principal and accrued interest would be converted into the securities issued in the reverse merger or the qualified financing, as the case may be.

On November 28, 2016, upon the consummation of the Merger, the loan was converted into an aggregate of 2,242,939 shares of Company’s common stock.

The Company concluded the value of the loan is predominantly based on a fixed monetary amount known at the date of issuance as represented by the 20% discount on the Company’s valuation. Accordingly, the loan was classified as debt and is measured at its fair value, pursuant to the provisions of ASC 480-10, “Accounting for Certain Financial instruments with Characteristics of both Liabilities and Equity”.

The fair value of the loan is measured based on observable inputs as the fixed monetary value of the variable amount of shares to be issued upon conversion (level 2 measurement).

MICROBOT MEDICAL INC.

Notes to Consolidated Financial Statements (Cont.)

NOTE 7 - CONVERTIBLE LOAN FROM SHAREHOLDERS (Cont.).

Secured Note to Alpha Capital Anstalt:

On August 15, 2016, concurrent with the execution of the Agreement and Plan of Merger (see Note 1A), StemCells Inc issued a 5.0% secured note (the “Note”) to Alpha Capital Anstalt (“Alpha Capital”), in the principal amount of $2 million, for value received, payable upon the earlier of (i) 30 days following the consummation of the Merger and (ii) December 31, 2016. Proceeds from the Note were used for the payment of costs and expenses in connection with the Merger and operational expenses leading to such Closing.

The Note bears interest at 5% per annum, payable monthly in arrears on the first of the month, beginning on January 1, 2017 until the principal amount is paid in full. In addition, the Note is secured by a first priority security interest in all of the Company’s intellectual property and certain other general assets pursuant to a Security Agreement.

Securities Exchange Agreement with Alpha Capital:

As of the effective time of the Merger, the Company entered into a Securities Exchange Agreement (the “Exchange Agreement”) with Alpha Capital, providing for the issuance to Alpha Capital of a convertible promissory note by the Company (the “Convertible Note”) in a principal amount of $2,028,767, which is equal to the principal and accrued interest under the Note, in exchange for (a) the full satisfaction, termination and cancellation of the Note and (b) the release and termination of the Security Agreement and the first priority security interest granted thereunder.

The Convertible Note is convertible into the Company’s Common Stock any time after November 28, 2017 and until the maturity date of November 28, 2019, based on a conversion price of $0.64, subject to adjustments as provided in the Exchange Agreement.

Pursuant to the terms of the Convertible Note, the Company is obligated to pay interest on the outstanding principal amount owed under the Convertible Note at a fixed rate per annum of 6.0%, payable at maturity or earlier upon conversion. The Exchange Agreement contains customary representations and warranties and usual and customary affirmative and negative covenants. The Convertible Note also contains certain customary events of default.

As the Exchange Agreement represented the consummation of the original intent of the Company and Alpha Capital, as of the date of execution of the Merger Agreement (August 2016), to enter into a $2 million convertible note sale transaction, upon the consummation of the Merger, the Company accounted for the convertible note in accordance with such economic substance, as if it had been issued for a cash consideration equal to the principal and accrued interest on the Note, as of the effective date of the Merger, in the amount of $2,029,000 (the “Assumed Consideration”), which is equal to the principal amount of the Convertible Note as determined in the Exchange Agreement.

The Company concluded the conversion feature of the Convertible Note, based on the commitment date of November 28 2016 (the Exchange Agreement date), is a Beneficial Conversion Feature pursuant to the provisions of ASC 470-20, “Debt with Conversion and Other Options”. Accordingly, $2,029,000 of the Assumed Consideration was recorded in equity with a corresponding discount on the Convertible Note, to be amortized over its term through maturity.

MICROBOT MEDICAL INC.

Notes to Consolidated Financial Statements (Cont.)

NOTE 8 - DERIVATIVE WARRANT LIABILITIES

As part of StemCell’s obligations under the Merger Agreement, in August 2016, StemCells negotiated with certain institutional holders of its 2016 Series A and Series B Warrants, issued by prior to the Merger, to have such holders surrender their 2016 Series B Warrants in exchange for a reduced exercise price of $0.30 per share on their existing 2016 Series A Warrants and the elimination of the anti-dilution price protection in the 2016 Series A Warrants. As a result, the exercise price for all outstanding 2011 Series A Warrants and 2016 Series A and Series B Warrants was reset to $0.30 per share. Subsequent to the reset of the exercise price, an aggregate of 531,814 (from an outstanding aggregate of 578,081) 2011 Series A Warrants were exercised. For the exercise of these warrants, the Company issued 531,814 shares of its common stock prior to the Merger.

The remaining outstanding warrants and terms as of the closing date of the Merger (November 28, 2016) and as of Dec 31 2016 is as follows:

Issuance Date	Outstanding as of November 28, 2016	Exercise Price Per Share	Exercisable as of December 31, 2016	Exercisable Through

Series A (2011)	64,230	$151.20	–	December 2016
Series A (2013)	57,814	$194.40	57,814	October 2018
Series A (2013)	2,718	$183.60	2,718	April 2023
Series A (2015)	10,139	$91.80	10,139	April 2020
Series A (2016)(a)	10,047	$2.70	10,047	March 2018
Series B (2016)(a)	41,116	$2.70	41,116	March 2022

__________________
(a)	These warrants contain a full ratchet anti-dilution price protection so that, in most situations upon the issuance of any common stock or securities convertible into common stock at a price below the then-existing exercise price of the outstanding warrants, the warrant exercise price will be reset to the lower common stock sales price.

As such anti-dilution price protection, does not meet the specific conditions for equity classification, the Company is required to classify the fair value of these warrants as a liability, with changes in fair value to be recorded as income (loss) due to change in fair value of warrant liability. The estimated fair value of our warrant liability at November 28, 2016 and December 31, 2016, was approximately $575,000 and $313,000, respectively.

As quoted prices in active markets for identical or similar warrants are not available, the Company uses directly observable inputs in the valuation of its derivative warrant liabilities (level 2 measurement).

The Company uses the Black-Scholes valuation model to estimate fair value of these warrants. In using this model, the Company makes certain assumptions about risk-free interest rates, dividend yields, volatility, expected term of the warrants and other assumptions. Risk-free interest rates are derived from the yield on U.S. Treasury debt securities. Dividend yields are based on our historical dividend payments, which have been zero to date. Volatility is estimated from the historical volatility of our common stock as traded on NASDAQ. The expected term of the warrants is based on the time to expiration of the warrants from the date of measurement.

The following table summarizes the observable inputs used in the valuation of the derivative warrant liabilities as of November 28, 2016 and December 31, 2016 (in thousands):

MICROBOT MEDICAL INC.

Notes to Consolidated Financial Statements (Cont.)

NOTE 8 - DERIVATIVE WARRANT LIABILITIES (Cont.).

	Series A (2011)	Series A (2013)	Series A (2013)	Series A (2015)	Series A (2016)	Series B (2016)	Total
Balances at November 28, 2016	$-	$43	$18	$45	$81	$388	$575
Exercised	-	-	-	-	-	-	-
Cancelled	-	-	-	-	-	-	-
Changes in fair value	-	(31)	(9)	(23)	(38)	(161)	(262)
Balances at December 31, 2016	$-	$12	$9	$22	$43	$227	$313

In accordance with ASC-820-10-50-2(g), the Company has performed a sensitivity analysis of the derivative warrant liabilities of the Company which are classified as level 3 financial instruments. The Company recalculated the value of warrants by applying a +/- 5% changes to the input variables in the Black-Scholes model that vary overtime, namely, the volatility and the risk free rate. A 5.0% decrease in volatility would decrease the value of the warrants to $301,000; a 5.0% increase in volatility would increase the value of the warrants to $312,000. A 5.0% decrease or increase in the risk free rate would not have materially changed the value of the warrants; the value of the warrants is not strongly correlated with small changes in interest rates.

NOTE 9 - COMMITMENTS

Microbot Israel obtained from the Israeli Innovation Authority grants for participation in research and development for the years 2013 through 2016 in the total amount of approximately $0.9 million, and, in return, Microbot Israel is obligated to pay royalties amounting to 3% of its future sales up to the amount of the grant. The grant is linked to the exchange rate of the dollar to the New Israeli Shekel and bears interest of Libor per annum.

The repayment of the grants is contingent upon the successful completion of the Company’s research and development programs and generating sales. The Company has no obligation to repay these grants, if the project fails, is unsuccessful or aborted or if no sales are generated. The financial risk is assumed completely by the Government of Israel. The grants are received from the Government on a project-by-project basis.

Microbot Israel signed an agreement with the Technion Research and Development Foundation (“TRDF”) in June 2012 by which TRDF transferred to Microbot Israel a global, exclusive, royalty-bearing license. As partial consideration for the license, Microbot Israel shall pay TRDF royalties on net sales (between 1.5%-3%) and on sublicense income as detailed in the agreement.

Lease Agreements:

In June 2016, the Company entered into an office lease agreement, with a term ending on September 30, 2017. According to the lease agreement, the monthly office lease payment is approximately $3,000.

In December 2016, the Company entered into certain lease agreements for automobiles, which will end on December 31, 2019. According to the lease agreements, the monthly automobile lease payments are approximately $2,500.

Compensation liability

The Company incurred compensation commitments of approximately $0.4 million to a former executive that management estimates as remote as therefore is not reflected in these consolidated financial statements.

MICROBOT MEDICAL INC.

Notes to Consolidated Financial Statements (Cont.)

NOTE 10 SHARE CAPITAL

Ordinary shares confer upon the holders voting rights and the right to receive cash and stock dividends.

Each share of the Series A Convertible Preferred Stock issued by the Company in December 2016, is convertible, at the option of the holder, into 1,000 shares of Common Stock, and confer upon the holder dividend rights on an as converted basis. The shares of Series A Preferred Stock do not confer upon the holder voting rights and do not confer upon the holder a preference upon a liquidation event.

Share Capital Developments:

The authorized capital stock consists of 221,000,000 shares of capital stock, which consists of 220,000,000 shares of common stock, par value $0.01 (the “Common Stock”), and 1,000,000 of undesignated preferred stock, par value $0.01 (the “Preferred Stock”). As of December 31, 2016, the Company had 26,550,974 shares of Common Stock issued and outstanding, and 9,736 shares of Series A Convertible Preferred Stock issued and outstanding.

On November 28, 2016, the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to (i) effect the Reverse Stock Split, (ii) change its name from “StemCells , Inc.” to “Microbot Medical Inc.” and (iii) increase the number of authorized shares of the Common Stock from 200,000,000 to 220,000,000 shares (the “Certificate of Amendment”).

As a result of the Reverse Stock Split, the number of issued and outstanding shares of the Common Stock immediately prior to the Reverse Stock Split were reduced into a smaller number of shares, such that every nine shares of the Common Stock held by a stockholder immediately prior to the Reverse Stock Split were combined and reclassified into one share of the Common Stock.

Immediately following the Reverse Stock Split and the Merger, there were 36,254,240 shares of the Common Stock issued and outstanding, which included certain rights to receive shares of Common Stock or equivalent securities but excludes shares underlying outstanding stock options and warrants and the Convertible Note.

On December 27, 2016, the Company exchanged 9,735,925 shares or rights to acquire shares of its Common Stock, for 9,736 shares of a newly designated class of Series A Convertible Preferred Stock.

Employee Stock Option Grant:

In September 2014, Microbot Israel’s board of directors approved a grant of 403,592 stock options (1,167,693 stock options as retroactively adjusted to reflect the Merger) to its CEO, through MEDX Venture Group LLC. Each option was exercisable into an ordinary share, at an exercise price of $0.8 ($0.28 as retroactively adjusted to reflect the Merger). The stock options were fully vested at the date of grant.

On May 2, 2016, Microbot Israel’s board of directors approved a grant of 500,000 stock options (1,447,223 as retroactively adjusted to reflect the Merger) to certain of its employees and directors. Each stock option was exercisable into an ordinary share, NIS 0.001 par value, of Microbot Israel, at an exercise price equal to the ordinary share’s par value. The stock options were fully vested at the date of grant. As a result, the Company recognized compensation expenses in the amount of $675,389 included in general and administrative expenses. As the exercise price of the stock options is nominal, Microbot Israel estimated the fair value of the options as equal to the Company’s share price of $1.35 ($0.47 as retroactively adjusted to reflect the Merger) at the date of grant.

MICROBOT MEDICAL INC.

Notes to Consolidated Financial Statements (Cont.)

NOTE 10 SHARE CAPITAL (Cont.)

A summary of the Company’s option activity related to options to employees and directors, and related information is as follows:

	For the year ended December 31, 2016
	Number of stock options	Weighted average exercise price	Aggregate intrinsic value
Outstanding at beginning of period	1,167,693	$0.28
Granted	1,447,223	(*)
Exercised	-	-
Cancelled	-	-
Outstanding at end of period	2,614,916	$0.13	$15,611,049
Vested and expected-to-vest at end of period	2,614,916	$0.39	$15,611,049

(*)	Less than $0.01.

	For the year ended December 31, 2015
	Number of stock options	Weighted average exercise price	Aggregate intrinsic value
Outstanding at beginning of period	1,167,693	$0.28
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at end of period	1,167,693	$0.28	$-
Vested and expected-to-vest at end of period	1,167,693	$0.28	$-

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s and Microbot Israel’s common shares on December 31, 2016 and December 31, 2015 respectively and the exercise price, multiplied by the number of in-the-money stock options on those dates) that would have been received by the stock option holders had all stock option holders exercised their stock options on those dates.

The stock options outstanding as of December 31, 2016, and December 31, 2015, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding as of December 31,		Weighted average remaining contractual life – years as of December 31,		Stock options exercisable as of December 31,
	$2016	2015	2016	2015	2016	2015

0.28	1,167,693	1,167,693	8.0	9.0	1,167,693	1,167,693
(*)	1,447,223	-	9.5	-	1,447,223	-
	2,614,916	1,167,693	7.4	8.2	2,614,916	1,167,693

(*)	Less than $0.01.

MICROBOT MEDICAL INC.

Notes to Consolidated Financial Statements (Cont.)

NOTE 10 SHARE CAPITAL (Cont.)

Compensation expense recorded by the Company in respect of its stock-based employee compensation awards in accordance with ASC 718-10 for the year ended December 31, 2016 and 2015 was $675,389 and $186,000, respectively.

The fair value of the stock options is estimated at the date of grant using Black-Scholes options pricing model with the following weighted-average assumptions:

	Years ended December 31,
	2016	2015

Expected volatility	77.3%	70.0%
Risk-free interest	0.6%	1.0%
Dividend yield	0%	0%
Expected life of up to (years)	5.0	5.0

Shares issued to service provider

In connection with the Merger, the Company issued an aggregate of 7,802,639 restricted shares of its common stock to certain advisors. The fair value of the award of $9,987,000 was estimated based on the Company’s common share price of $1.28 as of the date of grant. The portion of the expense in excess of the cash and other current assets acquired in the Merger, in the amount of $7,262,000, was included in general and administrative expenses in the Statement of Operations.

Securities Exchange Agreement with Alpha Capital

On December 16, 2016, the Company entered into a Securities Exchange Agreement with Alpha Capital, pursuant to which Alpha Capital exchanged 9,736,000 shares of common stock or rights to acquire shares of the common stock held by it, for 9,736 shares of a newly designated class of Series A Convertible Preferred Stock, par value $0.01 per share (the “Preferred Stock”). The common stock and common stock underlying the rights to acquire common stock include all of the shares of common stock issued or issuable to Alpha Capital pursuant to the Merger.

The 9,735,925 shares of common stock and the rights to acquire common stock were cancelled and the Company’s issued and outstanding shares of Common Stock were reduced to 26,518,315.

Repurchase of Shares

The Company intends to enter into a definitive agreement with up to three Israeli shareholders that were former shareholders of Microbot Medical Ltd., pursuant to which the Company would repurchase, at a discount on the fair value of the share at the date of repurchase, up to $500,000 of the Company’s common stock held by them, in the aggregate, if and to the extent such shareholders are unable to sell enough of their shares to cover certain of their Israeli tax liabilities resulting from the Merger. Such repurchase(s), if any, would occur only after the two year anniversary of the Merger. The transaction is subject to negotiating final terms and entering into definitive agreements with such shareholders.

The Company evaluated whether an embedded derivative that requires bifurcation exists within such shares that may be subject to repurchase. The Company concluded the fair value of such derivative instrument would be nominal and in any case would represent an asset to the Company as (a) the settlement requires acquiring the shares at a discount on the fair market value of the share at the time of re purchase and in no circumstances the acquisition price will be higher than approximately one dollar per share (representing 25% discount on the fair market value of the share at the merger closing date) and (b)it is assumed that the selling shareholders would use such right as last resort as such repurchase at a discount on the fair market value of such shares results in a loss to be incurred by the selling shareholders.

In accordance with ASC 480-10-S99-3A (formerly EITF D-98), the Company classified the maximum amount it may be required to pay in the event the repurchase right is exercised ($500,000) as temporary equity.

NOTE 11 - BASIC AND DILUTED NET LOSS PER SHARE

The basic and diluted net loss per share and weighted average number of common shares used in the calculation of basic and diluted net loss per share are as follows (in thousands, except share and per share data):

MICROBOT MEDICAL INC.

Notes to Consolidated Financial Statements (Cont.)

NOTE 11 BASIC AND DILUTED NET LOSS PER SHARE (Cont.)

	Year Ended December 31,
	2016	2015

Net loss attributable to shareholders of the company	$9,663	$921
Net loss attributable to shareholders of preferred shares	(3,954)	(360)
Net loss used in the calculation of basic net loss per share	$5,709	$561
Net loss per share	$0.40	$0.04
Weighted average number of common shares	14,293,296	13,182,660

As the inclusion of common share equivalents in the calculation would be anti-dilutive for all periods presented, diluted net loss per share is the same as basic net loss per share.

The weighted average number of common shares outstanding has been retroactively restated for the equivalent number of common shares received by the accounting acquirer as a result of the reverse recapitalization and reverse stock split as if these common shares had been outstanding as of the beginning of the earliest period presented.

NOTE 12 RESEARCH AND DEVELOPMENT EXPENSES, NET

	Year ended December 31,
	2016	2015
	(in thousands)

Payroll and related expenses	$491	$464
Materials	155	11
Patents	75	37
Office and maintenance	21	11
Rent	36	29
Professional services	253	365
Depreciation	7	7
Other	76	100
Less grants received from Israeli Innovation Authority	(213)	(201)
	$901	$823

NOTE 13 GENERAL AND ADMINISTRATIVE EXPENSES

	Years ended December 31,
	2016	2015
	(in thousands)

Payroll and related expenses	$45	$-
Professional services	528	40
Common shares issued for services	7,258	-
Travel	180	15
Depreciation	-	11
Other	47	26
Share-based compensation	676	-
	$8,734	$92

MICROBOT MEDICAL INC.

Notes to Consolidated Financial Statements (Cont.)

NOTE 14 - FINANCE EXPENSES, NET

	Years ended December 31,
	2016	2015
	(in thousands)

Bank fees and interest	$1	$1
Change in fair value of derivative warrant liability	(262)	-
Exchange rate differences	(44)	(1)
Revaluation and interest on convertible loans	333	6

	$28	$6

NOTE 15 - TRANSACTIONS AND BALANCES WITH INTERESTED AND RELATED PARTIES

A. Transactions:

	Year ended
	December 31,
	2016	2015
	(in thousands)

Payroll and related expenses	$-	$-
Directors fees and insurance	-	-
Subcontracted work and consulting	253	122
	$253	$122

B. Balances:

	As of December 31,
	2016	2015

Other accounts payable	$-	$9
	-	9

NOTE 16 - TAXES ON INCOME

The Company is subject to income taxes under the Israeli and U.S. tax laws:

Corporate tax rates

The Company is subject to Israeli corporate tax rate of 26.5% in the years 2015 and 2014, 25% in the year 2016, 24% in 2017 and 23% from 2018.

The Company is subject to a blended U.S. tax rate (Federal as well as state corporate tax) of 35%.

MICROBOT MEDICAL INC.

Notes to Consolidated Financial Statements (Cont.)

NOTE 16 - TAXES ON INCOME (Cont.)

A.	As of December 31, 2016, the Company generated net operating losses in Israel of approximately $5,556, which may be carried forward and offset against taxable income in the future for an indefinite period.

As of December 31, 2016, the Company generated net operating losses in the U.S. of approximately $475,496. Net operating losses in the United States are available through 2035. Utilization of U.S. net operating losses may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

B.	The Company is still in its development stage and has not yet generated revenues, therefore, it is more likely than not that sufficient taxable income will not be available for the tax losses to be utilized in the future. Therefore, a valuation allowance was recorded to reduce the deferred tax assets to its recoverable amounts.

	As of December 31,
	2016	2015
	(in thousands)
Net loss carry-forward	$481,052	$471,980

Total deferred tax assets	481,052	471,980
Valuation allowance	(481,052)	(471,980)

Net deferred tax assets	$-	$-

NOTE 17 - SUBSEQUENT EVENTS

Purchase Agreement

On January 5, 2017, the Company entered into a definitive securities purchase agreement with an institutional investor (the “Purchaser”) for the purchase and sale of an aggregate of 700,000 shares of the Company’s common stock in a registered direct offering for $5.00 per share or gross proceeds of $3.5 million. The Company paid the placement agent a fee of $210,000 plus reimbursement of out-of-pocket expenses, as well as other offering-related expenses.

Contract Research Agreement

On January 27, 2017, the Company entered into a Contract Research Agreement (the “Research Agreement”) with The Washington University (“Washington U.”), pursuant to which the parties will collaborate to determine the effectiveness of the Company’s self-cleaning shunt.

The initial research to be performed by Washington U. is expected to be completed within 6 months, with a comprehensive study to follow and be completed in 2018.

The cost of the initial study, to be paid by the Company, is expected to be approximately $130,000, with the cost of any further studies to be determined. Pursuant to the Research Agreement, all rights, title and interest in the data, information and results obtained or arrived at by Washington U. in the performance of its services under the Research Agreement, as well as any patentable inventions obtained or arrived at in the performance of such services, will be jointly owned by the Company and Washington U., and each will have full right to practice and grant licenses in joint inventions. Additionally, Washington U. granted to the Company: (a) a non-exclusive, worldwide, royalty-free, fully paid-up, perpetual and irrevocable license to use and practice patentable inventions (other than joint inventions and improvements to Washington U.’s animal models) obtained or arrived at by Washington U. in the provision of its services under the Research Agreement (“University Inventions”) with respect to the self-cleaning shunt; and (b) an exclusive option to obtain an exclusive worldwide license in University Inventions, on terms to be negotiated between the parties.

