Form 10-Q
period 2017-03-31
Microbot Medical Inc.
filed 2017-05-15
CIK 883975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____ to _____

Commission file number: 1-16525

MICROBOT MEDICAL INC.

(Name of Registrant in Its Charter)

Delaware	94-3078125
State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

25 Recreation Park Drive, Unit 108
Hingham, MA 02043

(Address of principal executive offices)

(908) 938-5561
(Registrant’s Telephone Number, Including Area Code)

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,951,333 shares of Common Stock, $0.01 par value at May 12, 2017.

MICROBOT MEDICAL INC. AND SUBSIDIARIES

i

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

MICROBOT MEDICAL INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

(Except share data)

		As of	As of
		March 31, 2017	December 31, 2016
	Note	Unaudited	Audited
ASSETS

Current assets:

Cash and cash equivalents		$5,002	$2,709
Other receivables	3	606	606
Total current assets		5,608	3,315

Fixed assets, net	4	69	53

Total assets		$5,677	$3,368

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Trade payables		$300	$512
Accrued liabilities	5	518	271
Total current liabilities		818	783

Long term liabilities:
Convertible notes	6	245	76
Derivative warrant liability	7	225	313

Total liabilities		1,288	1,172

Commitments	8

Temporary equity:	9
Common stock of $0.01 par value; issued and outstanding: 10,702,838 shares as of March 31, 2017		500	500

Shareholders’ equity (deficit):
Preferred stock of $0.01 par value (Microbot Medical Inc.);
Authorized: 1,000,000 shares as of March 31, 2017 and December 31, 2016; Issued and outstanding: 9,736 shares as of March 31, 2017 and December 31, 2016;	9	(*)	(*)
Common stock of $0.01 par value;
Authorized: 220,000,000 shares as of March 31, 2017 and December 31, 2016; Issued and outstanding: 16,548,495 and 15,848,136 shares as of March 31, 2017, and December 31, 2016, respectively		273	266
Additional paid-in capital		17,958	14,465
Accumulated deficit		(14,342)	(13,035)
		3,889	1,696

		$5,677	$3,368

(*)       Less than 1

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MICROBOT MEDICAL INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

U.S. dollars in thousands

(Except share data)

		Three Months ended
		March 31,
	Note	2017	2016

Research and development expenses, net	11	$184	$219

General and administrative expenses	12	1,049	66

Operating loss		(1,233)	(285)

Financing income (expenses), net	13	(74)	9

Net loss		$(1,307)	$(276)

Basic and diluted loss per share	10	$(0.04)	$(0.01)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MICROBOT MEDICAL INC.

INTERIM CONDENSED STATEMENTS OF CHANGES IN EQUITY (DEFICIT) (AUDITED)

U.S. dollars in thousands

(Except share data)

	Preferred A Shares – Microbot Medical Ltd. (Pre - merger) *		Preferred A Shares – Microbot Medical Inc. (Post - merger) *		Common Stock		Additional paid-in	Accumulated	Total shareholders’ equity	Temporary equity
	Number	Amount	Number	Amount	Number	Amount	capital	deficit	(deficit)	(Note 10)

Balances, December 31, 2015	8,708,132	$87	-	-	13,182,660	$132	$3,089	$(3,372)	$(64)	$-

Conversion of convertible notes and exercise of warrants issued upon conversion	4,746,237	48	-	-	-	-	1,803	-	1,851	-
Effect of reverse recapitalization	(13,454,369)	(135)	-	-	15,301,675	153	454	-	472	-
Common Stock classified as temporary equity	-	-	-	-	-	-	(500)	-	(500)	500
Beneficial Conversion Feature recorded on convertible debt acquired in reverse recapitalization	-	-	-	-	-	-	2,029	-	2,029	-
Transaction costs incurred in reverse recapitalization	-	-	-	-	7,802,639	78	6,817	-	6,895	-
Cancellation of ordinary shares and issuance of preferred shares	-	-	9,736	-	(9,736,000)	(97)	97	-		-
Share based compensation	-	-	-	-	-	-	676	-	676	-
Net loss	-	-	-	-	-	-	-	(9,663)	(9,663)	-

Balances, December 31, 2016	-	-	9,736	$-	**26,550,974	$266	$14,465	$(13,035)	$1,696	$500

(*)       Less than 1

* Share data for periods prior to the reverse recapitalization represents the legal equity structure of Microbot Ltd. with the number of shares adjusted to retroactively reflect the one-to-nine Reverse Stock Split effected on November 28, 2016 as well as the reverse recapitalization consummated on November 28 2016

** Includes 10,702,838 common stock classified as temporary equity.

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MICROBOT MEDICAL INC.

INTERIM CONDENSED STATEMENTS OF CHANGES IN EQUITY (DEFICIT) (UNAUDITED)

U.S. dollars in thousands

(Except share data)

	Preferred A Shares – Microbot Medical Ltd. (Pre - merger) *		Preferred A Shares – Microbot Medical Inc. (Post - merger) *		Common Stock		Additional paid-in	Accumulated	Total shareholders’	Temporary equity
	Number	Amount	Number	Amount	Number	Amount	capital	deficit	equity	(Note 10)

Balance, December 31, 2016	-	$-	9,736	$-	**26,550,974	$266	$14,465	$(13,035)	$1,696	$500

Issuance of Common Stock					700,000	7	3,493		3,500

Exercise of warrants					359				-

Net loss for the period								(1,307)	(1,307)

Balances, March 31, 2017
	-	$-	9,736	$-	**27,251,333	$273	$17,958	$(14,342)	$3,889	$500

(*)       Less than 1

** Includes 10,702,838 common stock classified as temporary equity.

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MICROBOT MEDICAL INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Three Months ended
	March 31,
	2017	2016
OPERATING ACTIVITIES

Net loss for the period	$(1,307)	$(276)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6	4
Interest and revaluation of convertible notes, net	169	22
Changes in fair value of derivative warrant liability	(88)	-
Changes in assets and liabilities:
Increase (decrease) in other receivables	(104)	7
Increase in other payables and accrued liabilities	557	(50)

Net cash used in operating activities	(767)	(293)

INVESTMENT ACTIVITIES

Purchase of property and equipment	(22)	-

Net cash used in investing activities	(22)	-

FINANCING ACTIVITIES

Outflow in connection with current assets and liabilities acquired in reverse recapitalization, net	(208)	-
Issuance of common stock, net of issuance costs	3,290	-

Net cash provided by financing activities	3,082	-

Cashless exercise of warrants issued upon conversion of notes	(*)	-

Increase (decrease) in cash and cash equivalents	2,293	(293)

Cash and cash equivalents at the beginning of the year	2,709	437

Cash and cash equivalents at the end of the year	$5,002	$144

(*)       Less than 1

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MICROBOT MEDICAL INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

NOTE 1 - GENERAL

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

As a result of the Merger Microbot Israel became a wholly owned subsidiary of the Company. The transaction between the Company and Microbot Israel was accounted for as a reverse recapitalization. As the shareholders of Microbot Israel received the largest ownership interest in the Company, Microbot Israel was determined to be the “accounting acquirer” in the reverse recapitalization. As a result, the historical financial statements of the Company were replaced with the historical financial statements of Microbot Israel. Unless indicated otherwise, pre-acquisition share, options and warrants data included in these financial statements have been retroactively adjusted to reflect the Reverse Stock Split and the Merger.

Prior to the Merger, the Company was a biopharmaceutical company that conducted research, development, and commercialization of stem cell therapeutics and related technologies. The sale of all material assets relating to the stem cell business was substantially completed on November 29, 2016.

MICROBOT MEDICAL INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

(Cont’d)

The Company and its subsidiaries are collectively referred to as the “Company”. “StemCells” or “StemCells, Inc.” refers to the Company prior to the Merger.

B.	Risk Factors:

To date the Company has not generated revenues from its operations. As of March 31, 2017, the Company had cash and cash equivalents totaling $5,002, which the Company believes is sufficient to fund its operations for more than 12 months from such date and sufficient to fund its operations necessary to continue development activities of its current proposed products. The Company plans to continue to fund its current operations as well as other development activities relating to additional product candidates, through future issuances of either debt and/or equity securities and possibly additional grants from the Israeli Innovation Authority.

C.	Use of estimates:

The preparation of interim consolidated condensed financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions pertaining to transactions and matters whose ultimate effect on the interim consolidated condensed financial statements cannot precisely be determined at the time of interim consolidated condensed financial statements preparation. Although these estimates are based on management’s best judgment, actual results may differ from these estimates.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Unaudited Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission regulations. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting only of normal recurring adjustments except as otherwise discussed).

For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 21, 2017.

Operating results for the three months ended March 31, 2017, are not necessarily indicative of the results that may be expected for the year ended December 31, 2017.

B.	Significant Accounting Policies

The significant accounting policies followed in the preparation of these unaudited interim condensed consolidated financial statements are identical to those applied in the preparation of the latest annual financial statements.

MICROBOT MEDICAL INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

(Cont’d)

C.	Recent Accounting Standards:

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

In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard is effective for the Company beginning in the first quarter of 2018; early adoption is permitted. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. As the Company has not incurred revenues to date, it is unable to determine the expected impact the new standard will have on its consolidated financial statements.

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

MICROBOT MEDICAL INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

(Cont’d)

NOTE 3 - OTHER RECEIVABLES

	As of	As of
	March 31, 2017	December 31, 2016
	Unaudited	Audited
Deposit in escrow account (*)	$400	$505
Government institutions	28	15
Prepaid expenses	178	86
	$606	$606

(*) Purchase Agreement with BOCO

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

Pursuant to the terms and subject to the conditions set forth in the Asset Purchase Agreement, the Sellers sold to BOCO US certain stem and progenitor cell lines that have been researched, studied or manufactured by the Company since 2007 (the “Cell Lines”) and certain other tangible and intangible assets, including intellectual property and books and records, related to the foregoing (together with the Cell Lines, the “Assets”) in exchange for $4,000 in cash (the “Asset Consideration”).

Of the Asset Consideration, $300 was provided to the Company prior to November 11, 2016 in exchange for the Sellers’ agreement not to solicit or reach any agreement with any third party pertaining to the sale of the Assets, and $400 will remain in a twelve-month escrow for the benefit of BOCO US to satisfy certain indemnification obligations of the Sellers which may arise and which, subject to any valid indemnification claims of BOCO US, will be released to the Company at the end of such 12-month period. In addition, sixteen former employees of the Company received, in the aggregate, $495 in accordance with their June 2016 agreements with the Company under which each accepted a more than 50% reduction in his or her severance award otherwise payable.

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

The opening balance sheet as of the Merger date included a receivable balance with respect to sale of the Assets of $3,500 from which $3,100 were collected prior to December 31, 2016 and $400 were deposit in escrow account for 12 month from the closing date.

MICROBOT MEDICAL INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

(Cont’d)

NOTE 4 - FIXED ASSETS, NET

	As of	As of
	March 31, 2017	December 31, 2016
	Unaudited	Audited
Cost:
Research equipment and software	$56	$54
Furniture and office equipment	83	63
	139	117
Accumulated Depreciation:
Research equipment and software	26	22
Furniture and office equipment	44	42
	70	64

	$69	$53

NOTE 5 - ACCRUED LIABILITIES

	As of	As of
	March 31, 2017	December 31, 2016
	Unaudited	Audited

Employees	$96	$102
Government institution	34	24
Other current liabilities	388	145
	$518	$271

NOTE 6 -	CONVERTIBLE LOAN FROM SHAREHOLDERS

On October 8, 2015, Microbot Israel entered into a convertible loan agreement with several investors who were also existing shareholders. According to the loan agreement, Microbot Israel received an amount of $419. The loan bore interest of 10%, and was converted to both equity shares and preferred shares warrants of Microbot Israel on the nine-month anniversary of the loan. The Company concluded the conversion feature is not a Beneficial Conversion Feature pursuant to the provisions of ASC 470-20, “Debt with Conversion and Other Options”. Accordingly, the proceeds were recorded in liabilities in their entirety at the date of issuance.

On July 7, 2016, the outstanding principal and accrued interest were converted into 1,315,023 Series A preferred shares, of Microbot Israel (the “Series A Preferred Shares”) and 1,188,275 warrants to purchase the Series A Preferred Shares, at an exercise price of $1.00 per share. The preferred shares warrants were exercised in full in September 2016 for total gross proceeds to Microbot Israel of approximately $410.

On May 11, 2016, Microbot Israel entered into a convertible loan agreement with several investors who were also existing shareholders. The loan bore interest at a fixed rate of 10% per annum beginning on the issuance date.

MICROBOT MEDICAL INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

(Cont’d)

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

The fair value of the loan is measured based on observable inputs as the fixed monetary value of the variable number of shares to be issued upon conversion (level 2 measurement).

Secured Note to Alpha Capital Anstalt:

On August 15, 2016, concurrent with the execution of the Agreement and Plan of Merger (see Note 1A), StemCells Inc. issued a 6.0% secured note (the “Note”) to Alpha Capital Anstalt (“Alpha Capital”), in the principal amount of $2,000, for value received, payable upon the earlier of (i) 30 days following the consummation of the Merger and (ii) December 31, 2016. Proceeds from the Note were used for the payment of costs and expenses in connection with the Merger and operational expenses leading to such Closing.

The Note bore interest at 6% per annum, payable monthly in arrears on the first of the month, beginning on January 1, 2017 until the principal amount is paid in full. In addition, the Note was secured by a first priority security interest in all of StemCells intellectual property and certain other general assets pursuant to a Security Agreement.

Securities Exchange Agreement with Alpha Capital:

As of the effective time of the Merger, the Company entered into a Securities Exchange Agreement (the “Exchange Agreement”) with Alpha Capital, providing for the issuance to the Alpha Capital of a convertible promissory note by the Company (the “Convertible Note”) in a principal amount of approximately $2,029, which is equal to the principal and accrued interest under the Note, in exchange for (a) the full satisfaction, termination and cancellation of the Note and (b) the release and termination of the Security Agreement and the first priority security interest granted thereunder.

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

MICROBOT MEDICAL INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

(Cont’d)

As the Exchange Agreement represented the consummation of the original intent of the Company and Alpha Capital, as of the date of execution of the Merger Agreement (August 2016), to enter into a $2,000 convertible note sale transaction, upon the consummation of the Merger, the Company accounted for the Convertible Note in accordance with such economic substance, as if it had been issued for a cash consideration equal to the principal and accrued interest on the Note, as of the effective date of the Merger, in the amount of approximately $2,029 (the “Assumed Consideration”), which is equal to the principal amount of the Convertible Note as determined in the Exchange Agreement.

The Company concluded the conversion feature of the Convertible Note, based on the commitment date of November 28, 2016 (the Exchange Agreement date), is a Beneficial Conversion Feature pursuant to the provisions of ASC 470-20, “Debt with Conversion and Other Options”. Accordingly, the Assumed Consideration was recorded in equity with a corresponding discount on the Convertible Note, to be amortized over its term through maturity.

The amortization of the Convertible Note as of March 31, 2017 is as follow:

	Balance at	Balance at
	March 31, 2017	December 31, 2016
	Unaudited	Audited

Convertible note	$2,029	$2,029
BCF	(1,804)	(1,963)
Accrued interest	20	10
	$245	$76

NOTE 7 -	DERIVATIVE WARRANT LIABILITIES

As part of StemCell’s obligations under the Merger Agreement, in August 2016, StemCells negotiated with certain institutional holders of its 2016 Series A and Series B Warrants, issued by prior to the Merger, to have such holders surrender their 2016 Series B Warrants in exchange for a reduced exercise price of $0.30 per share on their existing 2016 Series A Warrants and the elimination of the anti-dilution price protection in the 2016 Series A Warrants. As a result, the exercise price for all outstanding 2011 Series A Warrants and 2016 Series A and Series B Warrants was reset to $0.30 per share. Upon exercise of these warrants, StemCells issued 531,814 shares of its common stock prior to the Merger.

The remaining outstanding warrants as of March 31, 2017 are as follows:

Issuance Date	Outstanding as of December 31, 2016	Outstanding as of March 31, 2017	Exercise Price	Exercisable as of March 31, 2017	Exercisable Through

Series A (2011)	64,230	-	$151.20	-	December 2016
Series A (2013)	57,814	57,814	$194.40	57,814	October 2018
Series A (2013)	2,718	2,718	$183.60	2,718	April 2023
Series A (2015)	10,139	10,139	$91.80	10,139	April 2020
Series A (2016) (a)(b)	10,047	9,279	$2.70	10,047	March 2018
Series B (2016) (a)	41,116	41,116	$2.70	41,116	March 2022

MICROBOT MEDICAL INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

(Cont’d)

(a)	These warrants contain a full ratchet anti-dilution price protection so that, in most situations upon the issuance of any common stock or securities convertible into common stock at a price below the then-existing exercise price of the outstanding warrants, the warrant exercise price will be reset to the lower common stock sales price.

(b)	On March 2017, an institutional holder executed a cashless exercise of 768 warrants and 359 shares of common stock were issued in connection therewith.

As such anti-dilution price protection, does not meet the specific conditions for equity classification, the Company is required to classify the fair value of these warrants as a liability, with changes in fair value to be recorded as income (loss) due to change in fair value of warrant liability. The estimated fair value of the Company’s warrant liability at March 31, 2017 and December 31, 2016, was approximately $313 and $225, respectively.

As quoted prices in active markets for identical or similar warrants are not available, the Company uses directly observable inputs in the valuation of its derivative warrant liabilities (level 2 measurement).

The Company uses the Black-Scholes valuation model to estimate fair value of these warrants. In using this model, the Company makes certain assumptions about risk-free interest rates, dividend yields, volatility, expected term of the warrants and other assumptions. Risk-free interest rates are derived from the yield on U.S. Treasury debt securities. Dividend yields are based on the Company’s historical dividend payments, which have been zero to date. Volatility is estimated from the historical volatility of the Company’s common stock as traded on NASDAQ. The expected term of the warrants is based on the time to expiration of the warrants from the date of measurement.

The following table summarizes the observable inputs used in the valuation of the derivative warrant liabilities as of December 31, 2016 and March 31, 2017:

	As of March 31, 2017		As of December 31, 2016
	Series A (2016)	Series B (2016)	Series A (2016)	Series B (2016)

Share price	$5.81	$5.81	$6.10	$6.10
Exercise price	$2.70	$2.70	$2.70	$2.70
Expected volatility	90%	90%	380%	380%
Risk-free interest	1.03%	1.93%	0.85%	1.93%
Dividend yield	—	—	—	—
Expected life of up to (years)	1	5	1.2	5.2

Activity in such liabilities measured on a recurring basis is as follows:

Derivative warrant liabilities
As of December 31, 2016	$313
Revaluation of warrants	(88)
Exercise warrants (see note 7(b))	(*)
As of March 31, 2017	$225

In accordance with ASC-820-10-50-2(g), the Company has performed a sensitivity analysis of the derivative warrant liabilities of the Company which are classified as level 3 financial instruments. The Company recalculated the value of warrants by applying a +/- 5% changes to the input variables in the Black-Scholes model that vary over time, namely, the volatility and the risk-free rate. A 5.0% decrease in volatility would decrease the value of the warrants to $221; a 5.0% increase in volatility would increase the value of the warrants to $229. A 5.0% decrease or increase in the risk-free rate would not have materially changed the value of the warrants; the value of the warrants is not strongly correlated with small changes in interest rates.

MICROBOT MEDICAL INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

(Cont’d)

NOTE 8 -	COMMITMENTS

Microbot Israel obtained from the Israeli Innovation Authority (the “IIA”) grants for participation in research and development for the years 2013 through March 31, 2017 in the total amount of approximately $0.9 million, and, in return, Microbot Israel is obligated to pay royalties amounting to 3% of its future sales up to the amount of the grant. The grant is linked to the exchange rate of the dollar to the New Israeli Shekel and bears interest of Libor per annum.

The repayment of the grants is contingent upon the successful completion of the Company’s research and development programs and generating sales. The Company has no obligation to repay these grants, if the project fails, is unsuccessful or aborted or if no sales are generated. The financial risk is assumed completely by the IIA. The grants are received from IIA on a project-by-project basis.

Microbot Israel signed an agreement with the Technion Research and Development Foundation (“TRDF”) in June 2012 by which TRDF transferred to Microbot Israel a global, exclusive, royalty-bearing license. As partial consideration for the license, Microbot Israel shall pay TRDF royalties on net sales (between 1.5%-3%) and on sublicense income as detailed in the agreement.

Lease Agreements

In June 2016, the Company entered into an office lease agreement, with a term ending on September 30, 2017. According to the lease agreement, the monthly office lease payment is approximately $3.

In May 2017, the Company entered into an office lease agreement effective from January 1, 2018, with a term ending on December 31, 2020. According to the lease agreement, the monthly office lease payment is approximately $14.

In December 2016, the Company entered into an automobile lease agreement, which expires on December 31, 2019. According to the lease agreement, the monthly car lease payment is approximately $2.5.

Compensation liability

The Company incurred compensation commitments of approximately $400 to a former executive that management estimates as remote as therefore is not reflected in these interim consolidated condensed consolidated financial statements.

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

MICROBOT MEDICAL INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

(Cont’d)

The cost of the initial study, to be paid by the Company, is expected to be approximately $130, with the cost of any further studies to be determined. Pursuant to the Research Agreement, all rights, title and interest in the data, information and results obtained or arrived at by Washington U. in the performance of its services under the Research Agreement, as well as any patentable inventions obtained or arrived at in the performance of such services, will be jointly owned by the Company and Washington U., and each will have full right to practice and grant licenses in joint inventions. Additionally, Washington U. granted to the Company: (a) a non-exclusive, worldwide, royalty-free, fully paid-up, perpetual and irrevocable license to use and practice patentable inventions (other than joint inventions and improvements to Washington U.’s animal models) obtained or arrived at by Washington U. in the provision of its services under the Research Agreement (“University Inventions”) with respect to the self-cleaning shunt; and (b) an exclusive option to obtain an exclusive worldwide license in University Inventions, on terms to be negotiated between the parties.

NOTE 9 -	SHARE CAPITAL

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

Exercise of warrants

On March 2017, an institutional holder exercised, in a cashless transaction, 768 warrants and 359 shares of common stock were issued in connection therewith.

Share capital developments

The authorized capital stock consists of 221,000,000 shares of capital stock, which consists of 220,000,000 shares of common stock, par value $0.01 (the “Common Stock”), and 1,000,000 shares of undesignated preferred stock, par value $0.01 (the “Preferred Stock”). As of March 31, 2017, the Company had 27,251,333 shares of Common Stock issued and outstanding, and 9,736 shares of Series A Convertible Preferred Stock issued and outstanding.

On November 28, 2016, the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to (i) effect the Reverse Stock Split, (ii) change its name from “StemCells, Inc.” to “Microbot Medical Inc.” and (iii) increase the number of authorized shares of the Common Stock from 200,000,000 to 220,000,000 shares (the ”Certificate of Amendment”).

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

On December 27, 2016, the Company exchanged 9,735,925 shares or rights to acquire shares of its Common Stock, for 9,736 shares of a newly designated class of Series A Convertible Preferred Stock. See “- Securities Exchange Agreement with Alpha Capital” below.

MICROBOT MEDICAL INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

(Cont’d)

Employee stock option grant

In September 2014, Microbot Israel’s board of directors approved a grant of 403,592 stock options (1,167,693 stock options as retroactively adjusted to reflect the Merger) to its CEO, through MEDX Venture Group LLC. Each option was exercisable into an ordinary share, at an exercise price of $0.80 ($0.28 as retroactively adjusted to reflect the Merger). The stock options were fully vested at the date of grant.

On May 2, 2016, Microbot Israel’s board of directors approved a grant of 500,000 stock options (1,447,223 as retroactively adjusted to reflect the Merger) to certain of its employees and directors. Each stock option was exercisable into an ordinary share, NIS 0.001 par value, of Microbot Israel, at an exercise price equal to the ordinary share’s par value. The stock options were fully vested at the date of grant. As a result, the Company recognized compensation expenses in the amount of $675 included in general and administrative expenses. As the exercise price of the stock options is nominal, Microbot Israel estimated the fair value of the options as equal to the Company’s share price of $1.35 ($0.47 as retroactively adjusted to reflect the Merger) at the date of grant.

A summary of the Company’s option activity related to options to employees and directors, and related information is as follows:

	For the three month period ended March 31, 2017
	Number of stock options	Weighted average exercise price	Aggregate intrinsic value

Outstanding at beginning of period	2,614,916	$0.13
Granted	-	-
Exercised	-	-
Cancelled	-	-

Outstanding at end of period	2,614,916	$0.13	$14,852,723
Vested and expected-to-vest at end of period	2,614,916	$0.13	$14,852,723

MICROBOT MEDICAL INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

(Cont’d)

	For the year ended December 31, 2016
	Number of stock options	Weighted average exercise price	Aggregate intrinsic value

Outstanding at beginning of period	1,167,693	$0.28
Granted	1,447,223	(*)
Exercised	-	-
Cancelled	-	-

Outstanding at end of period	2,614,916	$0.13	$15,611,049
Vested and expected-to-vest at end of period	2,614,916	$0.39	$15,611,049

(*)       Less than 1

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s and Microbot Israel’s common shares on March 31, 2017 and December 31, 2016 respectively and the exercise price, multiplied by the number of in-the-money stock options on those dates) that would have been received by the stock option holders had all stock option holders exercised their stock options on those dates.

The stock options outstanding as of March 31, 2017, and December 31, 2016, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding as of March 31,	Stock options outstanding as of December 31,	Weighted average remaining contractual life – years as of March 31,	Weighted average remaining contractual life – years as of December 31,	Stock options exercisable as of March 31,	Stock options exercisable as of December 31,
	$2017	2016	2017	2016	2017	2016

0.28	1,167,693	1,167,693	7.75	8.0	1,167,693	1,167,693
(*)	1,447,223	1,447,223	9.25	9.5	1,447,223	1,447,223
	2,614,916	2,614,916	7.15	7.4	2,614,916	2,614,916

(*)       Less than 1

MICROBOT MEDICAL INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

(Cont’d)

Compensation expense recorded by the Company in respect of its stock-based employee compensation awards in accordance with ASC 718-10 for the period ended March 31, 2017 and 2016 was $0.

The fair value of the stock options is estimated at the date of grant using Black-Scholes options pricing model with the following weighted-average assumptions:

Year ended
December 31, 2016
Expected volatility	77.3%
Risk-free interest	0.6%
Dividend yield	0%
Expected life of up to (years)	5.0

Shares issued to service provider

In connection with the Merger, the Company issued an aggregate of 7,802,639 restricted shares of its common stock to certain advisors. The fair value of the award of approximately $10,000 was estimated based on the Company’s common share price of $1.28 as of the date of grant. The portion of the expense in excess of the cash and other current assets acquired in the Merger, in the amount of $7,300, was included in general and administrative expenses in the Statement of Operations.

Securities Exchange Agreement with Alpha Capital

On December 16, 2016, the Company entered into a Securities Exchange Agreement with Alpha Capital, pursuant to which Alpha Capital exchanged 9,735,925 shares of common stock or rights to acquire shares of the common stock held by it, for 9,736 shares of a newly designated class of Series A Convertible Preferred Stock, par value $0.01 per share (the “Preferred Stock”). The common stock and common stock underlying the rights to acquire common stock include all of the shares of common stock issued or issuable to Alpha Capital pursuant to the Merger. The 9,735,925 shares of common stock and the rights to acquire common stock were cancelled and the Company’s issued and outstanding shares of Common Stock were reduced to 26,518,315.

Purchase Agreement

On January 5, 2017, the Company entered into a definitive securities purchase agreement with an institutional investor (the “Purchaser”) for the purchase and sale of an aggregate of 700,000 shares of the Company’s common stock in a registered direct offering for $5.00 per share or gross proceeds of $3,500. The Company paid the placement agent a fee of $210 plus reimbursement of out-of-pocket expenses, as well as other offering-related expenses.

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

NOTE 10 -	BASIC AND DILUTED NET LOSS PER SHARE

The basic and diluted net loss per share and weighted average number of common shares used in the calculation of basic and diluted net loss per share are as follows:

	Three Months Ended March 31,
	2017	2016
	Unaudited	Audited
Net loss attributable to shareholders of the company	$963	$276
Net loss attributable to shareholders of preferred shares	344	110
Net loss used in the calculation of basic net loss per share	$1,307	$166
Net loss per share	$0.04	$0.01

MICROBOT MEDICAL INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

(Cont’d)

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

NOTE 11 -	RESEARCH AND DEVELOPMENT EXPENSES, NET

	Three months ended March 31,
	2017	2016

Payroll and related expenses	$151	$121
Materials	58	25
Patents	8	11
Office and maintenance	9	5
Rent	8	28
Professional services	16	14
Depreciation	4	4
Other	18	11
Less grants received from Israeli Innovation Authority	(88)	-

Total research and development expenses, net	$184	$219

NOTE 12 - GENERAL AND ADMINISTRATIVE EXPENSES

	Three months ended March 31,
	2017	2016

Payroll and related expenses	$266	$-
Professional services	407	60
Travel	58	3
Depreciation	2	3
Insurance	57	-
Fees	202	-
Other	57	-
Total general and administrative expenses	$1,049	$66

MICROBOT MEDICAL INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

(Cont’d)

NOTE 13 - FINANCE EXPENSES, NET

	Three months ended March 31,
	2017	2016

Bank fees and interest	$(1)	$(1)
Change in fair value of derivative warrant liability	88	-
Exchange rate differences	8	10
Revaluation and interest on convertible loans	(169)	-
Total finance expenses, net	$(74)	$9

NOTE 14 -		TRANSACTIONS AND BALANCES WITH RELATED PARTIES

	A.	Transactions

	Three months ended
	March 31,
	2017	2016

Payroll and related expenses	$330	$-
Directors fees	104	-
Subcontracted work and consulting	13	51
	$447	$51

B.	Balances

	As of	As of
	March 31, 2017	December 31, 2016
	(Unaudited)	(Audited)
Other accounts payable	$313	$-
	$313	$-

NOTE 15 -	TAXES ON INCOME

The Company is subject to income taxes under the Israeli and U.S. tax laws:

Corporate tax rates

The Company is subject to Israeli corporate tax rate of 25% in the year 2016, 24% in year 2017 and 23% from year 2018.

The Company is subject to a blended U.S. tax rate (Federal as well as state corporate tax) of 35%.

A.	As of March 31, 2017, the Company generated net operating losses in Israel of approximately $6,000, which may be carried forward and offset against taxable income in the future for an indefinite period.

MICROBOT MEDICAL INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

(Cont’d)

As of March 31, 2017, the Company generated net operating losses in the U.S. of approximately $475. Net operating losses in the United States are available through 2035. Utilization of U.S. net operating losses may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

B.	The Company is still in its development stage and has not yet generated revenues, therefore, it is more likely than not that sufficient taxable income will not be available for the tax losses to be utilized in the future. Therefore, a valuation allowance was recorded to reduce the deferred tax assets to its recoverable amounts.

	As of	As of
	March 31, 2017	December 31, 2016
Net loss carry-forward	$482	$481

Total deferred tax assets	482	481
Valuation allowance	(482)	(481)
Net deferred tax assets	$-	$-

C.	Reconciliation of Income Taxes

The following is a reconciliation of the taxes on income assuming that all income is taxed at the ordinary statutory corporate tax rate in Israel and the effective income tax rate:

	As of March 31,
	2017	2016

Net loss as reported in the statements of operations	$1,307	$276
Statutory tax rate	24%	25%
Income Tax under statutory tax rate	314	69
Less full valuation allowance	(314)	(69)
Actual income tax	$-	$-

NOTE 16	SUBSEQUENT EVENT

On May 9, 2017, the Company entered into a Securities Exchange Agreement with Alpha Capital pursuant to which the Company agreed to issue 3,254 shares of Preferred Stock, in exchange for the full satisfaction, termination and cancellation of that outstanding 6% convertible promissory note of the Company in the principal amount of approximately $2,029, issued on November 28, 2016 and held by Alpha Capital. The Preferred Stock is the same series of securities as the Company’s existing Series A Convertible Preferred Stock issued in December 2016.

On May 11, 2017, Alpha Capital delivered to the Company a request to convert 700 shares of the Preferred Stock held by Alpha Capital for 700,000 shares of the Company’s Common Stock, pursuant to the terms of conversion of the Preferred Stock. On May 12, 2017, the Company issued the 700,000 shares to Alpha Capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The following discussion should be read in conjunction with our unaudited financial statements and related notes included in Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Certain information contained in this MD&A includes “forward-looking statements.” Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition and results of operations, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our existing and proposed business, including many assumptions regarding future events. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including those risks described in detail in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016.

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “will,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology.

In light of these risks and uncertainties, and especially given the nature of our existing and proposed business, there can be no assurance that the forward-looking statements contained in this section and elsewhere in this Quarterly Report on Form 10-Q will in fact occur. Potential investors should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

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

Microbot has no products approved for commercial sale and has not generated any revenues from product sales since its inception in 2010. From inception to March 31, 2017, Microbot has raised cash proceeds of approximately $8,970,000 to fund operations, primarily from government grants, loans, and private placement offerings of debt and equity securities.

Microbot has never been profitable and has incurred significant operating losses in each year since inception. Net losses for the quarters ended March 31, 2017 and 2016 were approximately $1,307,000 and $276,000, respectively. Substantially all of Microbot’s operating losses resulted from expenses incurred in connection with its research and development programs and from general and administrative costs associated with its operations. As of March 31, 2017, Microbot had a net working capital of approximately $4,790,000, consisting primarily of cash and cash equivalents. Microbot expects to continue to incur significant expenses and increasing operating losses for at least the next several years as it continues the clinical development of, and seeks regulatory approval for its product candidates. Accordingly, Microbot will continue to require substantial additional capital to continue its clinical development and potential commercialization activities, however, at this time it believes that its net cash will be sufficient to fund its operations for at least 12 months and fund operations necessary to continue development activities of the SCS and TipCAT. The amount and timing of Microbot’s future funding requirements will depend on many factors, including the timing and results of its clinical development efforts.

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

General and Administrative Expenses

General and administrative expenses consist primarily of the costs associated with management costs, salaries, professional fees for accounting, auditing, consulting and legal services, and allocated overhead expenses.

Microbot expects that its general and administrative expenses may increase in the future as it expands its operating activities, maintains and expands its patent portfolio and incurs additional costs associated with the Merger, the cost of being a public company and maintaining compliance with exchange listing and SEC requirements. These additional costs include management costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums and expenses associated with investor relations.

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

Government Grant and Input Tax Credit Recoveries

Microbot from time to time has received, and may in the future continue to receive, grants from the Israeli Innovation Authority to cover eligible company expenditures. These are deducted from research and development expenses and therefore research and development expenses are presented in the net amount. The recoveries are recognized in the corresponding period when such expenses are incurred.

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

Results of Operations

Comparison of Quarter Ended March 31, 2017 and 2016

The following table sets forth the key components of Microbot’s results of operations for the quarterly periods ended March 31, 2017 and 2016 (in thousands):

	Quarter Ended March 31,
	2017	2016	Increase/(Decrease)
Research and development expenses, net	$184	$219	$(35)
General and administrative expenses	1,049	66	983
Financing income (expenses), net	74	(9)	83

Research and Development Expenses. Microbot’s research and development expenses were approximately $184,000 for the quarter ended March 31, 2017, compared to approximately $219,000 for the same period in 2016. The decrease in research and development expenses of approximately $35,000 in 2017 was primarily due to grants received from Israeli Innovation Authority. Microbot expects its research and development expenses to increase over time as Microbot advances its development programs and begins pre-clinical and clinical trials for SCS and TipCAT.

General and Administrative Expenses. General and administrative expenses were approximately $1,049,000 for the quarter ended March 31, 2017, compared to approximately $66,000 for the same period in 2016. The increase in general and administrative expenses of approximately $983,000 in 2016 was primarily due to Microbot becoming a public company and therefore incurring higher professional fees and public company fees. Microbot believes its general and administrative expenses may increase over time as it advances its programs, increases its headcount and operating activities and incurs expenses associated with being a public company.

Financing Expenses. Financing expenses were approximately $74,000 for the quarter ended March 31, 2017, compared to finance income approximately $9,000 for the same period in 2016. The increase in financial expenses was primarily due to revaluation and interest on convertible loans and change in fair value of derivative warrant liabilities.

Liquidity and Capital Resources

Microbot has incurred losses since inception and negative cash flows from operating activities for the quarterly periods ended March 31, 2017 and 2016. As of March 31, 2017, Microbot had a net working capital of approximately $4,790,000, consisting primarily of cash and cash equivalents. Microbot anticipates that it will continue to incur net losses for the foreseeable future as it continues research and development efforts of its product candidates, hires additional staff, including clinical, scientific, operational, financial and management personnel, and incurs additional costs associated with being a public company.

Microbot has funded its operations through the issuance of capital stock, grants from the Israeli Innovation Authority, and convertible debt. As of March 31, 2017, Microbot raised total cash proceeds of approximately $8,970,000, and incurred a total cumulative loss of approximately $14,342,000 from inception (November 2010) to March 31, 2017.

As a result of the sale of certain of the assets of StemCells, on November 29, 2016, Microbot raised approximately $3,100,000 in cash, after taking into account the payment of $495,000 to certain StemCells employees but excluding $400,000 held in escrow to satisfy any indemnification claims of the buyer of the assets. Additionally, in January 2017, we sold an aggregate of 700,000 shares of our common stock for net proceeds, after deducting placement agent fees and expenses, of approximately $3,290,000. As a result of such cash, Microbot believes that its net cash will be sufficient to fund its operations for at least 12 months and fund operations necessary to continue development activities of the SCS and TipCAT.

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

Cash Flows

The following table provides a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Quarter ended March 31,
	2017	2016
Net cash used in operating activities	$(767)	$(293)
Net cash used in investing activities	(22)	–
Net cash provided by financing activities	3,082	–
Net increase (decrease) in cash and cash equivalents	2,293	(293)

Comparison of the Quarterly Periods Ended March 31, 2017 and 2016

Cash used in operating activities for the quarter ended March 31, 2017 was approximately $767,000, calculated by adjusting net loss from operations by approximately $540,000 to eliminate non-cash and expense items not involving cash flows such as depreciation and accumulated interest on convertible loans, as well as other changes in assets and liabilities resulting in non-cash adjustments in the income statement. Cash used in operating activities for the quarter ended March 31, 2016 was approximately $293,000, similarly adjusted by approximately $17,000.

Net cash used in investing activities for the quarter ended March 31, 2017 was approximately $22,000, consisting of purchase of property and equipment, compared to approximately $0 for the quarter ended March 31, 2016.

Net cash provided by financing activities of approximately $3,082,000 for the quarter ended March 31, 2017 consisted of issuance of common stock and outflow amounts related to the merger recapitalization, compared to approximately $0 in the quarter ended March 31, 2016.

Off-Balance Sheet Arrangements

Microbot has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Microbot’s cash and cash equivalents as of March 31, 2017 consisted of readily available checking and money market funds. Microbot’s primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in Microbot’s portfolio, a sudden change in market interest rates would not be expected to have a material impact on Microbot’s financial condition and/or results of operations. Microbot does not believe that its cash or cash equivalents have significant risk of default or illiquidity. While Microbot believes its cash and cash equivalents do not contain excessive risk, Microbot cannot provide absolute assurance that in the future its investments will not be subject to adverse changes in market value. In addition, Microbot maintains significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2017. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the management of the Company, have determined that as of March 31, 2017, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). There are inherent limitations to the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. We have assessed the effectiveness of our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) as of March 31, 2017, and have concluded that, as of March 31, 2017, our internal control over financial reporting was effective.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 2017, an institutional holder exercised, in a cashless transaction, 768 warrants and 359 shares of common stock were issued in connection therewith. The issuance of the 359 share of common stock was exempt from registration under Section 4(a)(2) and/or 3(a)(9) under the Securities Act of 1933, as amended, and the rules promulgated thereunder.

On May 9, 2017, the Company entered into a Securities Exchange Agreement with Alpha Capital Anstalt (“Alpha Capital”), pursuant to which the Company agreed to issue 3,254 shares of Series A Convertible Preferred Stock, par value $0.01 per share (the “Preferred Stock”), in exchange for the full satisfaction, termination and cancellation of that outstanding 6% convertible promissory note of the Company in the principal amount of $2,028,767, issued on November 28, 2016 and held by Alpha Capital. The Preferred Stock is the same series of securities as the Company’s existing Series A Convertible Preferred Stock issued in December 2016.

The issuance of the 3,254 shares of Preferred Stock was exempt from registration under Section 4(a)(2) and/or 3(a)(9) under the Securities Act of 1933, as amended, and the rules promulgated thereunder.

See “Item 5. Other Information” below.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 11, 2017, Alpha Capital delivered to the Company a request to convert 700 shares of the Preferred Stock held by Alpha Capital for 700,000 shares of the Company’s Common Stock, pursuant to the terms of conversion of the Preferred Stock. On May 12, 2017, the Company issued the 700,000 shares.to Alpha Capital. The issuance of the 700,000 shares of Common Stock was exempt from registration under Section 4(a)(2) and/or 3(a)(9) under the Securities Act of 1933, as amended, and the rules promulgated thereunder.

Item 6. Exhibits

The exhibits listed below are hereby furnished to the SEC as part of this report:

31.1	Certification of Harel Gadot, Chairman, President and Chief Executive Officer, dated May 15, 2017

31.2	Certification of David Ben Naim, Chief Financial Officer, dated May 15, 2017

32.1	Certification of Harel Gadot, Chairman, President and Chief Executive Officer, dated May 15, 2017, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of David Ben Naim, Chief Financial Officer, dated May 15, 2017, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	XBRL Instance.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation.

101.DEF	XBRL Taxonomy Extension Definition.

101.LAB	XBRL Taxonomy Extension Labels.

101.PRE	XBRL Taxonomy Extension Presentation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of May 2017.

MICROBOT MEDICAL INC.

By:	/s/ Harel Gadot
Name:	Harel Gadot
Title:	Chairman, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David Ben Naim
Name:	David Ben Naim
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

