Form 10-Q
period 2017-06-30
Microbot Medical Inc.
filed 2017-08-14
CIK 883975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2017

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

(781) 875-3605
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 34,805,333 shares of Common Stock, $0.01 par value, at August 11, 2017.

MICROBOT MEDICAL INC.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

MICROBOT MEDICAL INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

(Except share data)

	Note	As of June 30, 2017	As of December 31, 2016
		Unaudited	Audited

ASSETS

Current assets:
Cash and cash equivalents		$13,078	$2,709
Other receivables		545	606
Total current assets		13,623	3,315

Non-current assets:
Restricted Cash		27	-
Fixed assets, net		69	53

Total assets		$13,719	$3,368

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade payables		$101	$ (**)512
Accrued liabilities		667	(**)271
Total current liabilities		768	(**)783

Long term liabilities:
Convertible notes	3	-	76
Derivative warrant liability	4	38	313

Total liabilities		806	1,172

Commitments	5

Temporary equity:	6
Common stock of $0.01 par value;
Issued and outstanding: 10,702,838 shares as of June 30, 2017 and December 31, 2016		500	500

Shareholders’ equity:	6
Preferred stock of $0.01 par value;
Authorized: 1,000,000 shares as of June 30, 2017 and December 31, 2016; Issued and outstanding: 9,736 shares of Series A Convertible Preferred Stock as of June 30, 2017 and December 31, 2016;		(*)	(*)
Common stock of $0.01 par value;
Authorized: 220,000,000 shares as of June 30, 2017 and December 31, 2016; Issued and outstanding: 23,602,495 and 15,848,136 shares as of June 30, 2017, and December 31, 2016, respectively		344	266
Additional paid-in capital		29,919	14,465
Accumulated deficit		(17,850)	(13,035)
Total stockholders’ equity		12,413	1,696

Total liabilities and stockholders’ equity		$13,719	$3,368

(*) Less than 1

(**) Reclassified

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MICROBOT MEDICAL INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

U.S. dollars in thousands

(Except share data)

		Six months ended June 30,		Three months ended June 30,
	Note	2017	2016	2017	2016

Research and development expenses, net		$561	$263	$377	$44

General and administrative expenses		1,934	140	885	74

Operating loss		(2,495)	(403)	(1,262)	(118)

Financing expenses, net		(2,320)	(37)	(2,246)	(46)

Net loss		$(4,815)	$(440)	$(3,508)	$(164)

Basic and diluted loss per share	7	$(0.13)	$(0.02)	$(0.09)	$(0.01)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MICROBOT MEDICAL INC.

INTERIM CONDENSED STATEMENTS OF CHANGES IN EQUITY (AUDITED)

U.S. dollars in thousands

(Except share data)

	Preferred A Shares – Microbot Medical Ltd. (Pre - merger) *		Preferred A Shares – Microbot Medical Inc. (Post - merger) *			Common Stock		Additional paid-in	Accumulated	Total shareholders’ equity	Temporary equity
	Number	Amount	Number	Amount		Number	Amount	capital	deficit	(deficit)	(Note 6)

Balances as of December 31, 2015	8,708,132	$87	-		-	13,182,660	$132	$3,089	$(3,372)	$(64)	$-

Conversion of convertible notes and exercise of warrants issued upon conversion	4,746,237	48	-		-	-	-	1,803	-	1,851	-
Effect of reverse recapitalization	(13,454,369)	(135)	-		-	15,301,675	153	454	-	472	-
Common Stock classified as temporary equity	-	-	-		-	-	-	(500)	-	(500)	500
Beneficial Conversion Feature recorded on convertible debt acquired in reverse recapitalization	-	-	-		-	-	-	2,029	-	2,029	-
Transaction costs incurred in reverse recapitalization	-	-	-		-	7,802,639	78	6,817	-	6,895	-
Cancellation of ordinary shares and issuance of preferred shares	-	-	9,736		(*)	(9,736,000)	(97)	97	-		-
Share based compensation	-	-	-		-	-	-	676	-	676	-
Net loss	-	-	-		-	-	-	-	(9,663)	(9,663)	-

Balances as of December 31, 2016	-	-	9,736	$	(*)	**26,550,974	$266	$14,465	$(13,035)	$1,696	$500

(*) Less than 1

*       Share data for periods prior to the reverse recapitalization represents the legal equity structure of Microbot Medical Ltd. with the number of shares adjusted to retroactively reflect the one-to-nine Reverse Stock Split effected on November 28, 2016 as well as the reverse recapitalization consummated on November 28, 2016.

** Includes 10,702,838 common stock classified as temporary equity.

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MICROBOT MEDICAL INC.

INTERIM CONDENSED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

U.S. dollars in thousands

(Except share data)

	Preferred A Shares			Common Stock		Additional paid-in	Accumulated	Total shareholders’	Temporary equity
	Number	Amount		Number	Amount	capital	deficit	equity	(Note 6)

Balance as of December 31, 2016	9,736		$-	**26,550,974	$266	$14,465	$(13,035)	$1,696	$500

Issuance of common stock	-		-	4,450,000	45	12,657	-	12,702	-

Share based compensation	-		-	50,000	1	153	-	154	-

Cashless Exercise of warrants	-		-	359	(*)	-	-	(*)	-

Extinguishment of convertible notes and issuance of preferred shares	3,255		(*)	-	-	2,676	-	2,676	-

Conversion of preferred A shares to Common stock	(3,255)		(*)	3,254,000	32	(32)	-	-	-

Net loss for the period	-		-	-	-	-	(4,815)	(4,815)	-

Balances as of June 30, 2017	9,736	$	(*)	**34,305,333	$344	$29,919	$(17,850)	$12,413	$500

(*) Less than 1

** Includes 10,702,838 common stock classified as temporary equity.

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MICROBOT MEDICAL INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Six months ended June 30,		Three months ended June 30,
	2017	2016	2017	2016

OPERATING ACTIVITIES

Net loss for the period	$(4,815)	$(440)	$(3,508)	$(164)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12	6	6	2
Interest and amortization of discount on convertible notes	237	-	66	-
Revaluation of convertible notes	-	37	-	15
Financing loss on debt extinguishment	2,364	-	2,364	-
Share-based compensation expense	154	-	154	-
Changes in fair value of derivative warrant liability	(275)	-	(187)	-
Changes in assets and liabilities:
Increase (decrease) in other receivables	(268)	10	(165)	3
Increase in other payables and accrued liabilities	396	41	(161)	91

Net cash used in operating activities	(2,198)	(346)	(1,431)	(53)

INVESTMENT ACTIVITIES
Increase in restricted cash	(27)	-	(27)	-
Purchase of property and equipment	(28)	-	(6)	-

Net cash used in investing activities	(55)	-	(33)	-

FINANCING ACTIVITIES

Outflow (inflow) in connection with current assets and liabilities acquired in reverse recapitalization, net	(82)	-	126	-
Issuance of convertible notes	-	750	-	750
Issuance of common stock, net of issuance costs	12,704	-	9,414	-

Net cash provided by financing activities	12,622	750	9,540	750

Increase in cash and cash equivalents	10,369	404	8,076	697

Cash and cash equivalents at the beginning of the period	2,709	437	5,002	144

Cash and cash equivalents at the end of the period	$13,078	$841	$13,078	$841

Non-cash financing transactions:
Cashless exercise of warrants	(*)	-	(*)	-
Conversion of convertible notes into preferred A shares	$2,083	-	$2,083	-

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

The Company was incorporated on August 2, 1988 in the State of Delaware under the name Cellular Transplants, Inc. The original Certificate of Incorporation was restated on February 14, 1992 to change the name of the Company to CytoTherapeutics, Inc. On May 24, 2000, the Certificate of Incorporation as restated was further amended to change the name of the Company to StemCells, Inc.

On November 28, 2016, the Company consummated a transaction pursuant to an Agreement and Plan of Merger, dated August 15, 2016, with Microbot Medical Ltd., a private medical device company organized under the laws of the State of Israel (“Microbot Israel”), and C&RD Israel Ltd. (“Merger Sub”), an Israeli corporation and wholly-owned subsidiary of the Company, whereby Merger Sub merged with and into Microbot Israel and Microbot Israel surviving as a wholly-owned subsidiary of the Company (the “Merger”). Pursuant to the terms of the Merger, at the effective time of the Merger, each outstanding ordinary share of Microbot Israel capital stock was converted into the right to receive approximately 2.9 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), after giving effect to a one for nine reverse stock split (the “Reverse Stock Split”), for an aggregate of 26,550,974 shares of Common Stock issued to the former Microbot Israel shareholders. In addition, all outstanding options to purchase the ordinary shares of Microbot Israel were assumed by the Company and converted into options to purchase an aggregate of 2,614,916 shares of the Common Stock. Additionally, the Company issued an aggregate of 7,802,639 restricted shares of its Common Stock or rights to receive the Common Stock, to certain advisers. On the same day and in connection with the Merger, the Company changed its name from StemCells, Inc. to Microbot Medical Inc. On November 29, 2016, the Common Stock began trading on the Nasdaq Capital Market under the symbol “MBOT”.

As a result of the Merger, Microbot Israel became a wholly owned subsidiary of the Company. The transaction between the Company and Microbot Israel was accounted for as a reverse recapitalization. As the shareholders of Microbot Israel received the largest ownership interest in the Company, Microbot Israel was determined to be the “accounting acquirer” in the reverse recapitalization. As a result, the historical financial statements of the Company were replaced with the historical financial statements of Microbot Israel. Unless indicated otherwise, pre-acquisition share, options and warrants data included in these financial statements have been retroactively adjusted to reflect the Reverse Stock Split and the Merger.

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

To date the Company has not generated revenues from its operations. As of June 30, 2017, the Company had cash and cash equivalents totaling approximately $13,078, which the Company believes is sufficient to fund its operations for more than 12 months from such date and sufficient to fund its operations necessary to continue development activities of its current proposed products. The Company plans to continue to fund its current operations as well as other development activities relating to additional product candidates, through future issuances of either debt and/or equity securities and possibly additional grants from the Israeli Innovation Authority.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Unaudited Interim Financial Statements:

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

Operating results for the six and three-month periods ended June 30, 2017, are not necessarily indicative of the results that may be expected for the year ended December 31, 2017.

B.	Significant Accounting Policies:

The significant accounting policies followed in the preparation of these unaudited interim condensed consolidated financial statements are identical to those applied in the preparation of the latest annual audited financial statements.

C.	Recent Accounting Standards:

The Company assesses the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board on its financial statements. Following are newly issued standards or material updates to the Company’s previous assessments from its Annual Report on Form 10-K for the fiscal year ended December 31, 2016:

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting,” which clarifies when a change to terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the vesting condition, fair value or the award classification is not the same both before and after a change to the terms and conditions of the award. The new guidance is effective on a prospective basis beginning on January 1, 2018 and early adoption is permitted. The Company does not expect the adoption of this standard to have an impact on its consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, which includes Part I “Accounting for Certain Financial Instruments With Down Round Features” and Part II “Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests With a Scope Exception”. The ASU makes limited changes to the Board’s guidance on classifying certain financial instruments as either liabilities or equity. The ASU’s objective is to improve (1) the accounting for instruments with “down-round” provisions and (2) the readability of the guidance in ASC 480 on distinguishing liabilities from equity by replacing the indefinite deferral of certain pending content with scope exceptions.

The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company does not expect the adoption of this standard to have material impact on its consolidated financial statements.

MICROBOT MEDICAL INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

(Cont’d)

NOTE 3 -	CONVERTIBLE LOAN FROM SHAREHOLDERS

On October 8, 2015, Microbot Israel entered into a convertible loan agreement with several investors who were also existing shareholders. According to the loan agreement, Microbot Israel received an amount of $419. The loan bore interest of 10%, and was converted to both equity shares and warrants to purchase Series A Preferred Shares (as defined below in this Note 3) of Microbot Israel on the nine-month anniversary of the loan. The Company concluded the conversion feature is not a Beneficial Conversion Feature pursuant to the provisions of ASC 470-20, “Debt with Conversion and Other Options”. Accordingly, the proceeds were recorded in liabilities in their entirety at the date of issuance.

On July 7, 2016, the outstanding principal and accrued interest were converted into 1,315,023 Series A preferred shares, of Microbot Israel (the “Series A Preferred Shares”) and 1,188,275 warrants to purchase the Series A Preferred Shares, at an exercise price of $1.00 per share. The warrants were exercised in full in September 2016 for total gross proceeds to Microbot Israel of approximately $410.

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

On November 28, 2016, upon the consummation of the Merger, the loan was converted into an aggregate of 2,242,939 shares of Common Stock.

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

The Note bore interest at 6% per annum, payable monthly in arrears on the first of the month, beginning on January 1, 2017 until the principal amount was paid in full. In addition, the Note was secured by a first priority security interest in all of StemCells intellectual property and certain other general assets pursuant to a Security Agreement.

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

The Convertible Note is convertible into the Common Stock any time after November 28, 2017 and until the maturity date of November 28, 2019, based on a conversion price of $0.64, subject to adjustments as provided in the Exchange Agreement.

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

See also Note 6 – Securities Exchange Agreements with Alpha Capital.

The carrying value of the Convertible Note as of the periods below was calculated as follow:

	Balance at June 30, 2017	Balance at December 31, 2016
	Unaudited	Audited

Convertible note	$-	$2,029
Unamortized discount	-	(1,963)
Accrued interest	-	10
	$-	$76

NOTE 4 -	DERIVATIVE WARRANT LIABILITIES

As part of StemCell’s obligations under the Merger Agreement, in August 2016, StemCells negotiated with certain institutional holders of its 2016 Series A and Series B Warrants, issued prior to the Merger, to have such holders surrender their 2016 Series B Warrants in exchange for a reduced exercise price of $0.30 per share on their existing 2016 Series A Warrants and the elimination of the anti-dilution price protection in the 2016 Series A Warrants. As a result, the exercise price for all outstanding 2011 Series A Warrants and 2016 Series A and Series B Warrants was reset to $0.30 per share. Upon exercise of these warrants, StemCells issued 531,814 shares of its common stock prior to the Merger. The $0.30 per share exercise price was later adjusted to $2.70 as a result of the Company’s Reverse Stock Split.

MICROBOT MEDICAL INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

(Cont’d)

The remaining outstanding warrants as of June 30, 2017 are as follows:

Issuance Date	Outstanding as of December 31, 2016	Outstanding as of June 30, 2017	Exercise Price	Exercisable as of June 30, 2017	Exercisable Through

Series A (2011)	64,230	-	$151.20	-	December 2016
Series A (2013)	57,814	57,814	$194.40	57,814	October 2018
Series A (2013)	2,718	2,718	$183.60	2,718	April 2023
Series A (2015)	10,139	10,139	$91.80	10,139	April 2020
Series A (2016) (a)(b)	10,047	9,279	$2.70	9,279	March 2018
Series B (2016) (a)	41,116	41,116	$2.70	41,116	March 2022

(a)	These warrants contain a full ratchet anti-dilution price protection so that, in most situations upon the issuance of any Common Stock or securities convertible into Common Stock at a price below the then-existing exercise price of the outstanding warrants, the warrant exercise price will be reset to the lower Common Stock sales price.

(b)	In March 2017, an institutional holder executed a cashless exercise of 768 warrants and 359 shares of Common Stock were issued in connection therewith.

As such anti-dilution price protection, does not meet the specific conditions for equity classification, the Company is required to classify the fair value of these warrants as a liability, with changes in fair value to be recorded as income (loss) due to change in fair value of warrant liability. The estimated fair value of the Company’s warrant liability at June 30, 2017 and December 31, 2016, was approximately $38 and $313, respectively.

As quoted prices in active markets for identical or similar warrants are not available, the Company uses directly observable inputs in the valuation of its derivative warrant liabilities (level 2 measurement).

The Company uses the Black-Scholes valuation model to estimate fair value of these warrants. In using this model, the Company makes certain assumptions about risk-free interest rates, dividend yields, volatility, expected term of the warrants and other assumptions. Risk-free interest rates are derived from the yield on U.S. Treasury debt securities. Dividend yields are based on the Company’s historical dividend payments, which have been zero to date. Volatility is estimated from the historical volatility of the Common Stock as traded on NASDAQ. The expected term of the warrants is based on the time to expiration of the warrants from the date of measurement.

The following table summarizes the observable inputs used in the valuation of the derivative warrant liabilities as of December 31, 2016 and June 30, 2017:

	As of June 30, 2017		As of December 31, 2016
	Series A (2016)	Series B (2016)	Series A (2016)	Series B (2016)

Share price	$1.42	$1.42	$6.10	$6.10
Exercise price	$2.70	$2.70	$2.70	$2.70
Expected volatility	95%	96%	380%	380%
Risk-free interest	1.24%	1.89%	0.85%	1.93%
Dividend yield	—	—	—	—
Expected life of up to (years)	0.75	4.75	1.2	5.2

MICROBOT MEDICAL INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

(Cont’d)

Activity in such liabilities measured on a recurring basis is as follows:

Derivative warrant liabilities
As of December 31, 2016	$313
Revaluation of warrants	(275)
Exercise warrants (see note 7(b))	(*)
As of June 30, 2017	$38

In accordance with ASC-820-10-50-2(g), the Company has performed a sensitivity analysis of the derivative warrant liabilities of the Company which are classified as level 3 financial instruments. The Company recalculated the value of warrants by applying a +/- 5% changes to the input variables in the Black-Scholes model that vary over time, namely, the volatility and the risk-free rate. A 5.0% decrease or increase in volatility would not cause a material change in the value of the warrants. A 5.0% decrease or increase in the risk-free rate would not have materially changed the value of the warrants; the value of the warrants is not strongly correlated with small changes in interest rates.

NOTE 5 -	COMMITMENTS

Microbot Israel obtained from the Israeli Innovation Authority (the “IIA”) grants for participation in research and development for the years 2013 through June 30, 2017 in the total amount of approximately $0.9 million, and, in return, Microbot Israel is obligated to pay royalties amounting to 3% of its future sales up to the amount of the grant. The grant is linked to the exchange rate of the dollar to the New Israeli Shekel and bears interest of Libor per annum.

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

In December 2016, the Company entered into an automobile lease agreement, which expires on December 31, 2019. According to the lease agreement, the monthly lease payment is approximately $2.5.

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

The initial research to be performed by Washington U. is expected to be completed within 6 months from April 2017, when it commenced, with a comprehensive study to follow and be completed in 2018.

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

Litigation

Microbot Medical Inc. is named as the defendant in a lawsuit, captioned Sabby Healthcare Master Fund Ltd. and Sabby Volatility Warrant Master Fund Ltd., Plaintiffs, against Microbot Medical Inc., Defendant, pending in the Supreme Court of the State of New York, County of New York. The complaint alleges, among other things, that Microbot Medical Inc. breached multiple representations and warranties contained in the Securities Purchase Agreement (the “SPA”) related to the June 8, 2017 equity financing of the Company (the “Financing”), of which the Plaintiffs participated. The complaint seeks rescission of the SPA and return of the Plaintiffs’ $3,375 purchase price with respect to the Financing, and damages in an amount to be determined at trial, but to exceed $1 million.

Due to the early stage in the ligation process, management is unable to assess the likelihood of the claim and the amount of potential damages, if any, to be awarded.

Employee Stock Option Grants

As a part of the Employment Agreement of Mr. Harel Gadot, the President, CEO and Chairman of the Company, Mr. Gadot is entitled to options to purchase shares of common stock of the Company representing 5% of the issued and outstanding shares of the Company as of the Merger. Additionally, as a part of the Employment Agreement of Mr. Hezi Himelfarb, the General Manager and Chief Operating Officer of the Company, Mr. Himelfarb is entitled to options to purchase 1,087,627 shares of the Company’s common stock. None of such options have yet been granted.

NOTE 6 -	SHARE CAPITAL

Each share of the Series A Convertible Preferred Stock, par value $0.01 per share, issued by the Company in December 2016 and in May 2017 (the “Series A Convertible Preferred Stock”), is convertible, at the option of the holder, into 1,000 shares of Common Stock, and confer upon the holder dividend rights on an as converted basis. The shares of Series A Convertible Preferred Stock do not confer upon the holder voting rights and do not confer upon the holder a preference upon a liquidation event.

Exercise of Warrants

On March 2017, an institutional holder exercised, in a cashless transaction, 768 warrants and 359 shares of Common Stock were issued in connection therewith.

Share Capital Developments

The authorized capital stock consists of 221,000,000 shares of capital stock, which consists of 220,000,000 shares of Common Stock and 1,000,000 shares of undesignated preferred stock, par value $0.01 (the “Preferred Stock”). As of June 30, 2017, the Company had 34,305,333 shares of Common Stock issued and outstanding, and 9,736 shares of Series A Convertible Preferred Stock issued and outstanding.

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

On December 27, 2016, the Company exchanged 9,735,925 shares or rights to acquire shares of its Common Stock, for 9,736 shares of a newly designated class of Series A Convertible Preferred Stock. See “- Securities Exchange Agreement with Alpha Capital” below. See also Note 3 – Securities Exchange Agreement with Alpha Capital, above.

On January 5, 2017, the Company entered into a definitive securities purchase agreement with an institutional investor (the “Purchaser”) for the purchase and sale of an aggregate of 700,000 shares of Common Stock in a registered direct offering for $5.00 per share or gross proceeds of $3,500. The Company paid the placement agent a fee of $210 plus reimbursement of out-of-pocket expenses, as well as other offering-related expenses.

On June 5, 2017, the Company entered into a Securities Purchase Agreement with certain institutional investors (the “Investors”) providing for the issuance and sale by the Company to the Investors of an aggregate of 3,750,000 shares of Common Stock, at a purchase price per share of $2.70. The gross proceeds to the Company was $10,125 before deducting placement agent fees and offering expenses of $922.

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

A summary of the Company’s option activity related to options to employees and directors, and related information is as follows:

MICROBOT MEDICAL INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

(Cont’d)

	For the six month period ended June 30, 2017
	Number of stock options	Weighted average exercise price	Aggregate intrinsic value
Outstanding at beginning of period	2,614,916	$0.13
Granted	-	-
Exercised	-	-
Cancelled	-	-

Outstanding at end of period	2,614,916	$0.13	$3,739,330
Vested and expected-to-vest at end of period	2,614,916	$0.13	$3,739,330

	For the twelve months ended December 31, 2016
	Number of stock options	Weighted average exercise price	Aggregate intrinsic value

Outstanding at beginning of period	1,167,693	$0.28
Granted	1,447,223	(*)
Exercised	-	-
Cancelled	-	-

Outstanding at end of period	2,614,916	$0.13	$3,739,330
Vested and expected-to-vest at end of period	2,614,916	$0.39	$3,739,330

(*)             Less than 1

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Common Stock and Microbot Israel’s common shares on June 30, 2017 and December 31, 2016 respectively, and the exercise price, multiplied by the number of in-the-money stock options on those dates) that would have been received by the stock option holders had all stock option holders exercised their stock options on those dates.

The stock options outstanding as of June 30, 2017, and December 31, 2016, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding as of June 30,	Stock options outstanding as of December 31,	Weighted average remaining contractual life – years as of June 30,	Weighted average remaining contractual life – years as of December 31,	Stock options exercisable as of June 30,	Stock options exercisable as of December 31,
	$2017	2016	2017	2016	2017	2016

0.28	1,167,693	1,167,693	7.75	8.0	1,167,693	1,167,693
(*)	1,447,223	1,447,223	9.25	9.5	1,447,223	1,447,223
	2,614,916	2,614,916	7.15	7.4	2,614,916	2,614,916

(*)       Less than 1

MICROBOT MEDICAL INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

(Cont’d)

Compensation expense recorded by the Company in respect of its stock-based employee compensation awards in accordance with ASC 718-10 for the period ended June 30, 2017 and 2016 was $0.

The fair value of the stock options is estimated at the date of grant using Black-Scholes options pricing model with the following weighted-average assumptions:

Year ended December 31, 2016

Expected volatility	77.3%
Risk-free interest	0.6%
Dividend yield	0%
Expected life of up to (years)	5.0

Shares Issued to Service Provider

In connection with the Merger, the Company issued an aggregate of 7,802,639 restricted shares of its Common Stock to certain advisors. The fair value of the award of approximately $10,000 was estimated based on the share price of the Common Stock of $1.28 as of the date of grant. The portion of the expense in excess of the cash and other current assets acquired in the Merger, in the amount of $7,300, was included in general and administrative expenses in the Statements of Comprehensive Loss.

On May 26, 2017, the Company issued an aggregate of 50,000 nonrefundable shares of Common Stock to a consultant as part of investor relations services. The Company recorded expenses of approximately $154 with respect to the issuance of these shares.

Securities Exchange Agreement with Alpha Capital

On December 16, 2016, the Company entered into a Securities Exchange Agreement with Alpha Capital, pursuant to which Alpha Capital exchanged 9,735,925 shares of Common Stock or rights to acquire shares of the Common Stock held by it, for 9,736 shares of a newly designated class of the Series A Convertible Preferred Stock. The Common Stock and Common Stock underlying the rights to acquire Common Stock include all of the shares of Common Stock issued or issuable to Alpha Capital pursuant to the Merger. The 9,735,925 shares of Common Stock and the rights to acquire Common Stock were cancelled and the Company’s issued and outstanding shares of Common Stock were reduced to 26,518,315.

On May 9, 2017, the Company entered into a Securities Exchange Agreement with Alpha Capital pursuant to which the Company agreed to issue 3,254 shares of the Series A Convertible Preferred Stock, in exchange for the full satisfaction, termination and cancellation of that outstanding 6% convertible promissory note of the Company in the principal amount of approximately $2,029, issued on November 28, 2016 and held by Alpha Capital. The Series A Convertible Preferred Stock is the same series of securities as the Company’s existing Series A Convertible Preferred Stock issued in December 2016.

On May 11, 2017, the holder of the Series A Convertible Preferred Stock delivered to the Company a request to convert 700 shares of the Series A Convertible Preferred Stock for 700,000 shares of Common Stock, pursuant to the terms of conversion of the Series A Convertible Preferred Stock. On May 12, 2017, the Company issued the 700,000 shares of Common Stock.

Between May 18, 2017 and June 30, 2017, the holder of the Series A Convertible Preferred Stock converted an aggregate of 2,554 shares of the Series A Convertible Preferred Stock for an aggregate of 2,554,000 shares of Common Stock.

MICROBOT MEDICAL INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

(Cont’d)

Repurchase of Shares

The Company intends to enter into a definitive agreement with up to three Israeli shareholders that were former shareholders of Microbot Medical Ltd., pursuant to which the Company would repurchase, at a discount on the fair value of the share at the date of repurchase, up to $500,000 of Common Stock held by them, in the aggregate, if and to the extent such shareholders are unable to sell enough of their shares to cover certain of their Israeli tax liabilities resulting from the Merger. Such repurchase(s), if any, would occur only after the two year anniversary of the Merger. The transaction is subject to negotiating final terms and entering into definitive agreements with such shareholders.

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

NOTE 7 -	BASIC AND DILUTED NET LOSS PER SHARE

The basic and diluted net loss per share and weighted average number of shares of Common Stock used in the calculation of basic and diluted net loss per share are as follows:

	Six months Ended June 30,
	2017	2016
	Unaudited	Audited
Net loss attributable to shareholders of the company	$3,662	$265
Net loss attributable to shareholders of preferred shares	1,153	175
Net loss used in the calculation of basic net loss per share	$4,815	$440
Net loss per share	$0.13	$0.02
Weighted average number of common shares	28,165,518	13,182,660

As the inclusion of common share equivalents in the calculation would be anti-dilutive for all periods presented, diluted net loss per share is the same as basic net loss per share.

The weighted average number of shares of Common Stock outstanding has been retroactively restated for the equivalent number of shares of Common Stock received by the accounting acquirer as a result of the reverse recapitalization and reverse stock split as if these shares of Common Stock had been outstanding as of the beginning of the earliest period presented.

NOTE 8 -	TAXES ON INCOME

The Company is subject to income taxes under the Israeli and U.S. tax laws:

MICROBOT MEDICAL INC. U.S. dollars in thousands (Except share data and exercise prices) Notes to the Interim Condensed Consolidated Financial Statements (Cont’d)
Corporate Tax Rates

The Company is subject to Israeli corporate tax rate of 25% in the year 2016, 24% in year 2017 and 23% from year 2018.

The Company is subject to a blended U.S. tax rate (Federal as well as state corporate tax) of 35%.

A.	As of June 30, 2017, the Company generated net operating losses in Israel of approximately $6,553, which may be carried forward and offset against taxable income in the future for an indefinite period.

As of June 30, 2017, the Company generated net operating losses in the U.S. of approximately $479,277. Net operating losses in the United States are available through 2035. Utilization of U.S. net operating losses may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

B.	The Company is in its development stage and has not yet generated revenues, therefore, it is more likely than not that sufficient taxable income will not be available for the tax losses to be utilized in the future. Therefore, a valuation allowance was recorded to reduce the deferred tax assets to its recoverable amounts.

	As of June 30, 2017	As of December 31, 2016

Net loss carry-forward	$485,830	$481,015
Total deferred tax assets	485,830	481,015
Valuation allowance	(485,830)	(481,015)
Net deferred tax assets	$-	$-

C.	Reconciliation of Income Taxes:

The following is a reconciliation of the taxes on income assuming that all income is taxed at the ordinary statutory corporate tax rate in Israel and the effective income tax rate:

	As of June 30,
	2017	2016

Net loss as reported in the statements of operations	$4,815	$440
Statutory tax rate	24%	25%
Income Tax under statutory tax rate	1,156	110
Change in valuation allowance	(1,156)	(110)
Actual income tax	$-	$-

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

Microbot has no products approved for commercial sale and has not generated any revenues from product sales since its inception in 2010. From inception to June 30, 2017, Microbot has raised cash proceeds of approximately $18,000,000 to fund operations, primarily from government grants, loans, and private placement offerings of debt and equity securities.

Microbot has never been profitable and has incurred significant operating losses in each year since inception. Net losses for the quarters ended June 30, 2017 and 2016 were approximately $4,815,000 and $440,000, respectively. Substantially all of Microbot’s operating losses resulted from expenses incurred in connection with its research and development programs and from general and administrative costs associated with its operations, and finance expense mainly from revaluation of warrants and a convertible note. As of June 30, 2017, Microbot had a net working capital of approximately $12,855,000, consisting primarily of cash and cash equivalents. Microbot expects to continue to incur significant expenses and increasing operating losses for at least the next several years as it continues the clinical development of, and seeks regulatory approval for its product candidates. Accordingly, Microbot will continue to require substantial additional capital to continue its clinical development and potential commercialization activities, however, at this time it believes that its net cash will be sufficient to fund its operations for at least 12 months and fund operations necessary to continue development activities of the SCS and TipCAT. The amount and timing of Microbot’s future funding requirements will depend on many factors, including the timing and results of its clinical development efforts.

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

Financial Operations Overview

Research and Development Expenses

Research and development expenses consist primarily of salaries and related expenses and overhead for Microbot’s research, development and engineering personnel, prototype materials and research studies, and obtaining and maintaining Microbot’s patent portfolio. Microbot expenses its research and development costs as incurred.

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

Microbot expects that its general and administrative expenses may increase in the future as it expands its operating activities, maintains and expands its patent portfolio and incurs additional costs associated with the merger with StemCells, the cost of being a public company and maintaining compliance with exchange listing and SEC requirements. These additional costs include management costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums and expenses associated with investor relations.

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

Results of Operations

Comparison of Six Months Ended June 30, 2017 and 2016

The following table sets forth the key components of Microbot’s results of operations for the six months periods ended June 30, 2017 and 2016 (in thousands):

	Six months ended June 30,		Increase/	Three months ended June 30,		Increase/
	2017	2016	(Decrease)	2017	2016	(Decrease)

Research and development expenses, net	$561	$263	$298	$377	$44	$333
General and administrative expenses	1,934	140	1,794	885	74	811
Financing income (expenses), net	(2,320)	(37)	2,283	(2,246)	(46)	2,200

Research and Development Expenses. Microbot’s research and development expenses for the six and three months period ended June 30, 2017 were approximately $561,000 and $377,000, respectively, compared to approximately $263,000 and $44,000, respectively, for the six and three months period ended June 30, 2016. The increase in research and development expenses for the six months and three months period ended June 30, 2017 was primarily due to payroll, materials and professional services. Microbot expects its research and development expenses to increase over time as Microbot advances its development programs and begins pre-clinical and clinical trials for SCS and TipCAT.

General and Administrative Expenses. General and administrative expenses for the six and three months period ended June 30, 2017 were approximately $1,934,000 and $885,000, respectively, compared to approximately $140,000 and $ 74,000, respectively, for the six and three months period ended June 30, 2016. The increase in general and administrative expenses for the six months and three months period ended June 30, 2017 was primarily due to Microbot becoming a public company and therefore incurring higher professional fees and public company fees. Microbot believes its general and administrative expenses may increase over time as it advances its programs, increases its headcount and operating activities and incurs expenses associated with being a public company.

Financing Expenses. Financing expenses for the six and three months period ended June 30, 2017 were approximately $2,320,000 and $2,246,000 compared to approximately $37,000 and $ 46,000 for the six and three months period ended June 30,2016. The increase in financial expenses for the six months and three months period ended June 30, 2017 was primarily due to revaluation and extinguishment of the convertible note and change in fair value of derivative warrant liabilities. As a result of the extinguishment of the convertible note and issuance of the Series A preferred stock, the Company recorded a financial loss in the amount of $2.36 million.

Liquidity and Capital Resources

Microbot has incurred losses since inception and negative cash flows from operating activities for the three and six months periods ended June 30, 2017 and 2016. As of June 30, 2017, Microbot had a net working capital of approximately $12,855,000, consisting primarily of cash and cash equivalents. Microbot anticipates that it will continue to incur net losses for the foreseeable future as it continues research and development efforts of its product candidates, hires additional staff, including clinical, scientific, operational, financial and management personnel, and incurs additional costs associated with being a public company.

Microbot has funded its operations through the issuance of capital stock, grants from the Israeli Innovation Authority, and convertible debt. As of June 30, 2017, Microbot raised total cash proceeds of approximately $18,000,000, and incurred a total cumulative loss of approximately $17,856,000 from inception (November 2010) to June 30, 2017.

Furthermore, as a result of the sale of certain of the assets of StemCells, Inc., Microbot’s predecessor company, on November 29, 2016, Microbot raised approximately $3,100,000 in cash, after taking into account the payment of $495,000 to certain StemCells employees but excluding $400,000 held in escrow to satisfy any indemnification claims of the buyer of the assets. Additionally, in January and June 2017, we sold an aggregate of 700,000 and 3,750,000 shares, respectively, of our common stock for aggregate net proceeds, after deducting placement agent fees and expenses, of approximately $12,701,000. As a result of such cash, Microbot believes that its net cash will be sufficient to fund its operations for at least 12 months and fund operations necessary to continue development activities of the SCS and TipCAT.

Microbot plans to continue to fund its research and development and other operating expenses, other development activities relating to additional product candidates it may develop internally or through acquisitions, and the associated losses from operations, through future issuances of debt and/or equity securities and possibly additional grants from the Israeli Innovation Authority. The capital raises from issuances of convertible debt and equity securities could result in additional dilution to Microbot’s shareholders. In addition, to the extent Microbot determines to incur additional indebtedness, Microbot’s incurrence of additional debt could result in debt service obligations and operating and financing covenants that would restrict its operations. Microbot can provide no assurance that financing will be available in the amounts it needs or on terms acceptable to it, if at all. If Microbot is not able to secure adequate additional working capital when it becomes needed, it may be required to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned research programs. Any of these actions could materially harm Microbot’s business.

Cash Flows

The following table provides a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Six months ended June 30,
	2017	2016
Net cash used in operating activities	$(2,198)	$(346)
Net cash used in investing activities	(55)	–
Net cash provided by financing activities	12,622	750
Net increase in cash and cash equivalents	$10,396	$404

Cash used in operating activities for the six months ended June 30, 2017 was approximately $2,198,000, calculated by adjusting net loss from operations by approximately $2,623,000 to eliminate non-cash and expense items not involving cash flows such as depreciation and accumulated interest on convertible loans, as well as other changes in assets and liabilities resulting in non-cash adjustments in the income statement. Cash used in operating activities for the six months ended June 30, 2016 was approximately $346,000, similarly adjusted by approximately $94,000.

Net cash used in investing activities for the six months ended June 30, 2017 was approximately $55,000, consisting of purchase of property and equipment and restricted cash which was deposited for the benefit of lease agreements, compared to approximately $0 for the six months ended June 30, 2016.

Net cash provided by financing activities of approximately $12,622,000 for the six months ended June 30, 2017 consisted of issuance of common stock and outflow amounts related to the merger recapitalization, compared to approximately $750,000 in the six months ended June 30, 2016.

Off-Balance Sheet Arrangements

Microbot has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Microbot’s cash and cash equivalents as of June 30, 2017 consisted of readily available checking and money market funds. Microbot’s primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in Microbot’s portfolio, a sudden change in market interest rates would not be expected to have a material impact on Microbot’s financial condition and/or results of operations. Microbot does not believe that its cash or cash equivalents have significant risk of default or illiquidity. While Microbot believes its cash and cash equivalents do not contain excessive risk, Microbot cannot provide absolute assurance that in the future its investments will not be subject to adverse changes in market value. In addition, Microbot maintains significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

Foreign Exchange Risks

Our financial statements are denominated in U.S. dollars and financial results are denominated in U.S. dollars, while a significant portion of our business is conducted, and a substantial portion of our operating expenses are payable, in currencies other than the U.S. dollar.

Exchange rate fluctuations may have an adverse impact on our future revenues, if any, or expenses as presented in the financial statements. We may in the future use financial instruments, such as forward foreign currency contracts, in our management of foreign currency exposure. These contracts would primarily require us to purchase and sell certain foreign currencies with or for U.S. dollars at contracted rates. We may be exposed to a credit loss in the event of non-performance by the counterparties of these contracts. In addition, these financial instruments may not adequately manage our foreign currency exposure. Our results of operations could be adversely affected if we are unable to successfully manage currency fluctuations in the future.

Effects of Inflation

Inflation generally affects Microbot by increasing its clinical trial costs. Microbot does not believe that inflation and changing prices had a significant impact on its results of operations for any periods presented herein.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2017. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the management of the Company, have determined that as of June 30, 2017, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). There are inherent limitations to the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. We have assessed the effectiveness of our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) as of June 30, 2017, and have concluded that, as of June 30, 2017, our internal control over financial reporting was effective.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting, pursuant to applicable rules of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

Microbot Medical Inc. is named as the defendant in a lawsuit, captioned Sabby Healthcare Master Fund Ltd. and Sabby Volatility Warrant Master Fund Ltd., Plaintiffs, against Microbot Medical Inc., Defendant, pending in the Supreme Court of the State of New York, County of New York. The complaint alleges, among other things, that Microbot Medical Inc. breached multiple representations and warranties contained in the Securities Purchase Agreement (the “SPA”) related to the June 8, 2017 equity financing of the Company (the “Financing”), of which the Plaintiffs participated. The complaint seeks rescission of the SPA and return of the Plaintiffs’ $3,375,000 purchase price with respect to the Financing, and damages in an amount to be determined at trial, but to exceed $1 million.

We believe that the claims are without merit and intend to defend the action vigorously. However, due to the early stage in the ligation process, management is unable to assess the likelihood of the claim and the amount of potential damages, if any, to be awarded. Accordingly, no assurance can be given that any adverse outcome would not be material to our consolidated financial position.

Item 1A. Risk Factors.

Not required for a Smaller Reporting Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The exhibits listed below are hereby furnished to the SEC as part of this report:

31.1	Certification of Harel Gadot, Chairman, President and Chief Executive Officer

31.2	Certification of David Ben Naim, Chief Financial Officer

32.1	Certification of Harel Gadot, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of David Ben Naim, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	XBRL Instance.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation.

101.DEF	XBRL Taxonomy Extension Definition.

101.LAB	XBRL Taxonomy Extension Labels.

101.PRE	XBRL Taxonomy Extension Presentation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of August 2017.

MICROBOT MEDICAL INC.

By:	/s/ Harel Gadot
Name:	Harel Gadot
Title:	Chairman, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David Ben Naim
Name:	David Ben Naim
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

