Form 10-Q
period 2017-09-30
Microbot Medical Inc.
filed 2017-11-14
CIK 883975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 38,605,333 shares of Common Stock, $0.01 par value, at November 10, 2017.

MICROBOT MEDICAL INC.

i

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

MICROBOT MEDICAL INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

(Except share data)

	Note	As of September 30, 2017		As of December 31, 2016
		Unaudited		Audited
ASSETS

Current assets:
Cash and cash equivalents		$11,729		$2,709
Other receivables		472		606
Total current assets		12,201		3,315

Non-current assets:
Restricted Cash		27		-
Fixed assets, net		66		53

Total assets		$12,294		$3,368

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade payables		$21		$512
Accrued liabilities		486		271
Total current liabilities		507		783

Long term liabilities:
Convertible notes	3	-		76
Derivative warrant liability	4	39		313

Total liabilities		546		1,172

Commitments	5

Temporary equity:	6
Common stock of $0.01 par value;
Issued and outstanding: 10,702,838 shares as of September 30, 2017 and December 31, 2016		500		500

Shareholders’ equity:	6
Preferred stock of $0.01 par value;
Authorized: 1,000,000 shares as of September 30, 2017 and December 31, 2016; Issued and outstanding: 7,037 and 9,736 shares of Series A Convertible Preferred Stock as of September 30, 2017 and December 31, 2016, respectively		(*	)	(*	)
Common stock of $0.01 par value;
Authorized: 220,000,000 shares as of September 30, 2017 and December 31, 2016; Issued and outstanding: 26,302,495 and 15,848,136 shares as of September 30, 2017 and December 31, 2016, respectively		370		266
Additional paid-in capital		29,915		14,465
Accumulated deficit		(19,037)		(13,035)
Total shareholders’ equity		11,248		1,696

Total liabilities and shareholders’ equity		$12,294		$3,368

(*) Less than 1

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MICROBOT MEDICAL INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

U.S. dollars in thousands

(Except share data)

		Nine months ended September 30,		Three months ended September 30,
	Note	2017	2016	2017	2016

Research and development expenses, net		$900	$603	$339	$340

General and administrative expenses		2,830	1,120	896	305

Operating loss		(3,730)	(1,723)	(1,235)	(645)

Financing income (expenses), net		(2,272)	(241)	48	(7)

Net loss		$(6,002)	$(1,964)	$(1,187)	$(652)

Basic and diluted loss per share	7	$(0.15)	$(0.09)	$(0.03)	$(0.08)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MICROBOT MEDICAL INC.

INTERIM CONDENSED STATEMENTS OF CHANGES IN EQUITY (AUDITED)

U.S. dollars in thousands

(Except share data)

	Preferred A Shares –~Microbot Medical Ltd. (Pre - merger) *		Preferred A Shares – Microbot Medical Inc. (Post - merger) *				Common Stock		Additional paid-in	Accumulated	Total shareholders’ equity	Temporary equity
	Number	Amount	Number	Amount			Number	Amount	capital	deficit	(deficit)	(Note 6)

Balances as of December 31, 2015	8,708,132	$87	-		$-		13,182,660	$132	$3,089	$(3,372)	$(64)	$-

Conversion of convertible notes and exercise of warrants issued upon conversion	4,746,237	48	-		-		-	-	1,803	-	1,851	-
Effect of reverse recapitalization	(13,454,369)	(135)	-		-		15,301,675	153	454	-	472	-
Common stock classified as temporary equity	-	-	-		-		-	-	(500)	-	(500)	500
Beneficial Conversion Feature recorded on convertible debt acquired in reverse recapitalization	-	-	-		-		-	-	2,029	-	2,029	-
Transaction costs incurred in reverse recapitalization	-	-	-		-		7,802,639	78	6,817	-	6,895	-
Cancellation of ordinary shares and issuance of preferred shares	-	-	9,736		(*	)	(9,736,000)	(97)	97	-		-
Share based compensation	-	-	-		-		-	-	676	-	676	-
Net loss	-	-	-		-		-	-	-	(9,663)	(9,663)	-

Balances as of December 31, 2016	-	$-	9,736	$	(*	)	**26,550,974	$266	$14,465	$(13,035)	$1,696	$500

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

MICROBOT MEDICAL INC.

INTERIM CONDENSED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

U.S. dollars in thousands

(Except share data)

	Preferred A Shares				Common Stock			Additional paid-in	Accumulated	Total shareholders’		Temporary equity
	Number	Amount			Number	Amount		capital	deficit	equity		(Note 6)

Balance as of December 31, 2016	9,736		$-		**26,550,974	$266		$14,465	$(13,035)	$1,696		$500

Issuance of common stock	-		-		4,450,000	45		12,657	-	12,702		-

Share-based compensation	-		-		50,000	1		175	-	176		-

Cashless exercise of warrants	-		-		359	(*	)	-	-	(*	)	-

Extinguishment of convertible notes and issuance of preferred A shares	3,255		(*	)	-	-		2,676	-	2,676		-

Conversion of preferred A shares to common stock	(5,954)		(*	)	5,954,000	58		(58)	-	-		-

Net loss for the period	-		-		-	-		-	(6,002)	(6,002)		-

Balance as of September 30, 2017	7,037	$	(*	)	**37,005,333	$370		$29,915	$(19,037)	$11,248		$500

(*) Less than 1

** Includes 10,702,838 common stock classified as temporary equity.

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MICROBOT MEDICAL INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Nine months ended September 30,			Three months ended September 30,
	2017		2016	2017	2016

OPERATING ACTIVITIES

Net loss for the period		$(6,002)	$(1,964)	$(1,187)	$(652)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		15	8	3	3
Interest and amortization of discount on convertible notes		237	260	-	27
Financing loss on debt extinguishment		2,364	-	-	-
Share-based compensation expense		176	675	22	-
Changes in fair value of derivative warrant liability		(274)	-	1	-
Changes in assets and liabilities:
Increase (decrease) in other receivables		29	(2)	72	(12)
Increase (decrease) in other payables and accrued liabilities		(92)	256	(260)	213

Net cash used in operating activities		(3,547)	(767)	(1,349)	(421)

INVESTMENT ACTIVITIES
Increase in restricted cash		(27)	-	-	-
Purchase of property and equipment		(28)	-	-	-

Net cash used in investing activities		(55)	-	-	-

FINANCING ACTIVITIES

Inflow in connection with current assets and liabilities acquired in reverse recapitalization, net		(82)	-	-	-
Issuance of convertible notes		-	750	-	-
Exercise of warrants		-	154	-	154
Issuance of common stock, net of issuance costs		12,704	-	-	-

Net cash provided by financing activities		12,622	904	-	154

Increase (decrease) in cash and cash equivalents		9,020	137	(1,349)	(267)

Cash and cash equivalents at the beginning of the period		2,709	437	13,078	841

Cash and cash equivalents at the end of the period		$11,729	$574	$11,729	$574

Non-cash financing transactions:
Cashless exercise of warrants	$	(* )	$-	$-	$-
Conversion of preferred A shares		$60	$-	$27	$-
Extinguishment of convertible notes in exchange for preferred A shares		$2,083	$-	$-	$-

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

To date the Company has not generated revenues from its operations. As of September 30, 2017, the Company had cash and cash equivalents totaling approximately $11,729, which the Company believes is sufficient to fund its operations for more than 12 months from the date of issuance of these financial statements and sufficient to fund its operations necessary to continue development activities of its current proposed products. The Company plans to continue to fund its current operations, as well as other development activities relating to additional product candidates, through future issuances of either debt and/or equity securities and possibly additional grants from the Israeli Innovation Authority (the “IIA”).

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

The accompanying unaudited interim condensed financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission (“SEC”) regulations. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting only of normal recurring adjustments except as otherwise discussed).

For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 21, 2017.

Operating results for the nine and three-month periods ended September 30, 2017, are not necessarily indicative of the results that may be expected for the year ended December 31, 2017.

B.	Significant Accounting Policies:

The significant accounting policies followed in the preparation of these unaudited interim condensed consolidated financial statements are identical to those applied in the preparation of the latest annual audited financial statements. Certain prior year amounts have been reclassified for consistency with the current period presentation.

C.	Recent Accounting Standards:

The Company assesses the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board on its financial statements. Following are newly issued standards or material updates to the Company’s previous assessments from its Annual Report on Form 10-K for the fiscal year ended December 31, 2016:

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” to provide a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The ASU supersedes most current revenue recognition guidance, including industry-specific guidance. The FASB subsequently issued ASU 2015-14, ASU 2016-08 and ASU 2016-12, which clarified the guidance, provided scope improvements and amended the effective date of ASU 2014-09. As a result, ASU 2014-09 becomes effective for the Company in the first quarter of 2018, with early adoption permitted. The company has not yet generated revenues to date, and thus does not expect the standard to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 “Leases” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. For operating leases, the ASU requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, on its balance sheet. The ASU retains the current accounting for lessors and does not make significant changes to the recognition, measurement, and presentation of expenses and cash flows by a lessee. This ASU is effective for the Company in the first quarter of 2019, with early adoption permitted. The Company continues to evaluate the effect of the adoption of this ASU and expects the adoption will result in an increase in the assets and liabilities on the consolidated balance sheets for operating leases (refer to Note 5) and will likely have an insignificant impact on the consolidated statements of comprehensive loss.

MICROBOT MEDICAL INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

(Cont’d)

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments – Credit Losses” to improve information on credit losses for financial assets and net investment in leases that are not accounted for at fair value through net income. The ASU replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses. This ASU is effective for the Company in the first quarter of 2020, with early adoption permitted. The Company is currently evaluating the effect the adoption of this ASU will have on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18 “Restricted Cash” to provide guidance on the presentation of restricted cash in the statement of cash flows. Currently, the statement of cash flows explained the change in cash and cash equivalents for the period. The ASU requires that the statement of cash flows explain the change in cash, cash equivalents and restricted cash for the period. The ASU is effective for the Company in the first quarter of 2018, with early adoption permitted. The Company does not expect the adoption to have a material effect on the statements of cash flows as the Company’s restricted cash is not expected to be material.

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting,” which clarifies when a change to terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the vesting condition, fair value or the award classification is not the same both before and after a change to the terms and conditions of the award. The new guidance is effective for the Company on a prospective basis beginning on January 1, 2018 and early adoption is permitted. The Company does not expect to change terms or conditions of share-based payment awards, and therefore, does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, which includes Part I “Accounting for Certain Financial Instruments with Down Round Features” and Part II “Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-Controlling Interests with a Scope Exception”. The ASU makes limited changes to the Board’s guidance on classifying certain financial instruments as either liabilities or equity. The ASU’s objective is to improve (1) the accounting for instruments with “down-round” provisions and (2) the readability of the guidance in ASC 480 on distinguishing liabilities from equity by replacing the indefinite deferral of certain pending content with scope exceptions. The ASU is effective for the Company in the first quarter of 2019, with early adoption permitted. The Company has derivative warranty liabilities as discussed in Note 4 which upon adoption of the new standard are expected to be classified as equity.

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

See also Note 6 – Securities Exchange Agreements with Alpha Capital.

The carrying value of the Convertible Note as of the periods below was calculated as follow:

MICROBOT MEDICAL INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

(Cont’d)

	Balance at September 30, 2017	Balance at December 31, 2016
	Unaudited	Audited

Convertible note	$-	$2,029
Unamortized discount	-	(1,963)
Accrued interest	-	10
	$-	$76

NOTE 4 -	DERIVATIVE WARRANT LIABILITIES

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

The remaining outstanding warrants as of December 31, 2016 and September 30, 2017 are as follows:

Issuance Date	Outstanding as of December 31, 2016	Outstanding as of September 30, 2017	Exercise Price	Exercisable as of September 30, 2017	Exercisable Through

Series A (2011)	64,230	-	$151.20	-	December 2016
Series A (2013)	57,814	57,814	$194.40	57,814	October 2018
Series A (2013)	2,718	2,718	$183.60	2,718	April 2023
Series A (2015)	10,139	10,139	$91.80	10,139	April 2020
Series A (2016) (a)(b)	10,047	9,279	$2.70	9,279	March 2018
Series B (2016) (a)	41,116	41,116	$2.70	41,116	March 2022

(a)

These warrants contain a full ratchet anti-dilution price protection so that, in most situations upon the issuance of any Common Stock or securities convertible into Common Stock at a price below the then-existing exercise price of the outstanding warrants, the warrant exercise price will be reset to the lower Common Stock sales price.

As such anti-dilution price protection, does not meet the specific conditions for equity classification, the Company is required to classify the fair value of these warrants as a liability, with changes in fair value to be recorded as income (loss) due to change in fair value of warrant liability. The estimated fair value of the Company’s warrant liability at September 30, 2017 and December 31, 2016, was approximately $39 and $313, respectively.

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

MICROBOT MEDICAL INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

(Cont’d)

The following table summarizes the observable inputs used in the valuation of the derivative warrant liabilities as of September 30, 2017 and December 31, 2016:

	As of September 30, 2017		As of December 31, 2016
	Series A (2016)	Series B (2016)	Series A (2016)	Series B (2016)

Share price	$1.17	$1.17	$6.10	$6.10
Exercise price	$2.70	$2.70	$2.70	$2.70
Expected volatility	137%	131%	380%	380%
Risk-free interest	1.24%	1.89%	0.85%	1.93%
Dividend yield	—	—	—	—
Expected life of up to (years)	0.50	4.50	1.2	5.2

Activity in such liabilities measured on a recurring basis is as follows:

Derivative warrant liabilities
As of December 31, 2016	$313
Revaluation of warrants	(274)
Exercise warrants	(*)
As of September 30, 2017	$39

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

Microbot Israel obtained from the IIA grants for participation in research and development for the years 2013 through September 30, 2017 in the total amount of approximately $1,183, and, in return, Microbot Israel is obligated to pay royalties amounting to 3% of its future sales up to the amount of the grant. The grant is linked to the exchange rate of the dollar to the New Israeli Shekel and bears interest of Libor per annum

The repayment of the grants is contingent upon the successful completion of the Company’s research and development programs and generating sales. The Company has no obligation to repay these grants, if the project fails, is unsuccessful or aborted or if no sales are generated. The financial risk is assumed completely by the IIA. The grants are received from IIA on a project-by-project basis.

Microbot Israel signed an agreement with the Technion Research and Development Foundation (“TRDF”) in June 2012 by which TRDF transferred to Microbot Israel a global, exclusive, royalty-bearing license. As partial consideration for the license, Microbot Israel shall pay TRDF royalties on net sales (between 1.5%-3%) and on sublicense income as detailed in the agreement.

Lease Agreements

In June 2016, the Company entered into an office lease agreement, with a term ending on February 28, 2018. According to the lease agreement, the monthly office lease payment is approximately $3.

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

Compensation Liability

The Company incurred compensation commitments of approximately $400 to a former executive that management estimates as remote, and therefore, is not reflected in these interim condensed consolidated financial statements.

Contract Research Agreement

On January 27, 2017, the Company entered into a Contract Research Agreement (the “Research Agreement”) with The Washington University (“Washington U.”), pursuant to which the parties will collaborate to determine the effectiveness of the Company’s self-cleaning shunt.

The initial research to be performed by Washington U. is expected to be completed by the end of 2017, with a comprehensive study to follow and be completed in 2018.

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

Litigation

The Company is named as the defendant in a lawsuit, captioned Sabby Healthcare Master Fund Ltd. and Sabby Volatility Warrant Master Fund Ltd., Plaintiffs, against Microbot Medical Inc., Defendant, pending in the Supreme Court of the State of New York, County of New York. The complaint alleges, among other things, that the Company breached multiple representations and warranties contained in the Securities Purchase Agreement (the “SPA”) related to the June 8, 2017 equity financing of the Company (the “Financing”), of which the Plaintiffs participated. The complaint seeks rescission of the SPA and return of the Plaintiffs’ $3,375 purchase price with respect to the Financing, and damages in an amount to be determined at trial, but to exceed $1 million.

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

Share Capital Developments

The authorized capital stock consists of 221,000,000 shares of capital stock, which consists of 220,000,000 shares of Common Stock and 1,000,000 shares of undesignated preferred stock, par value $0.01 (the “Preferred Stock”). As of September 30, 2017, the Company had 37,005,333 shares of Common Stock issued and outstanding, and 7,037 shares of Series A Convertible Preferred Stock issued and outstanding.

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

On September 12, 2017, the Company adopted the 2017 Equity Incentive Plan (the “Plan”), which Plan authorizes, among other things, the grant of options to purchase shares of Common Stock to directors, officers and employees of the Company and to other individuals.

On September 14, 2017, the board of directors approved a grant of stock options to purchase an aggregate of up to 1,812,712 shares of Common Stock to Mr. Harel Gadot, the Company’s Chairman of the Board, President and CEO, at an exercise price per share of $1.05. The stock options vest over a period of 3-5 years as outlined in the option agreements. As a result, the Company recognized compensation expenses in the amount of $22 included in general and administrative expenses for the period ended September 30, 2017.

On September 14, 2017, the board of directors approved a grant of stock options to purchase an aggregate of up to 1,087,627 shares of Common Stock to Mr. Hezi Himelfarb, the company’s General Manager, COO and a member of the Board, at an exercise price per share of $1.29. The grant was subject to the Israeli Tax Authority’s approval of the plan which occurred on October 14, 2017. In accordance with the option agreement, the options began vesting as of the grant date for a period of 3 years.

A summary of the Company’s option activity related to options to employees and directors, and related information is as follows:

MICROBOT MEDICAL INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

(Cont’d)

	For the nine-month period ended September 30, 2017
	Number of stock options	Weighted average exercise price	Aggregate intrinsic value
Outstanding at beginning of period	2,614,916	$0.13	$3,739
Granted	1,812,712	1.05
Exercised	-	-
Cancelled	-	-	-

Outstanding at end of period	4,427,628	$0.51	$2,922
Options vested end of period	2,614,916	$0.13

	For the twelve months ended December 31, 2016
	Number of stock options	Weighted average exercise price	Aggregate intrinsic value

Outstanding at beginning of period	1,167,693	$0.28
Granted	1,447,223	(*)
Exercised	-	-
Cancelled	-	-	-

Outstanding at end of period	2,614,916	$0.13	$3,739
Vested and expected-to-vest at end of period	2,614,916	$0.39	$3,739

(*) Less than 1

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Common Stock and the exercise price, multiplied by the number of in-the-money stock options on those dates that would have been received by the stock option holders had all stock option holders exercised their stock options on those dates.) as of September 30, 2017 and December 31, 2016 respectively,

The stock options outstanding as of September 30, 2017, and December 31, 2016, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding as of September 30,	Stock options outstanding as of December 31,	Weighted average remaining contractual life – years as of September 30,	Weighted average remaining contractual life – years as of December 31,	Stock options exercisable as of September 30,	Stock options exercisable as of December 31,
	$2017	2016	2017	2016	2017	2016

0.28	1,167,693	1,167,693	7.25	8.0	1,167,693	1,167,693
1.05	1,812,712	-	10	-	-	-
(*)	1,447,223	1,447,223	8.75	9.5	1,447,223	1,447,223
	4,427,628	2,614,916			2,614,916	2,614,916

(*) Less than 1

MICROBOT MEDICAL INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

(Cont’d)

Compensation expense recorded by the Company in respect of its stock-based employee compensation awards in accordance with ASC 718-10 for the period ended September 30, 2017 and 2016 was $22 and $675, respectively which were included in general and administrative expenses.

The fair value of the stock options is estimated at the date of grant using Black-Scholes options pricing model with the following weighted-average assumptions:

	Nine-month period ended September 30, 2017	Year ended December 31, 2016

Expected volatility	133.9%	77.3%
Risk-free interest	1.5%	0.6%
Dividend yield	0%	0%
Expected life of up to (years)	6.71	5

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

On May 26, 2017, the Company issued an aggregate of 50,000 nonrefundable shares of Common Stock to a consultant as part of investor relations services. The Company recorded expenses of approximately $154 with respect to the issuance of these shares included in general and administrative expenses.

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

On May 9, 2017, the Company entered into a Securities Exchange Agreement with Alpha Capital pursuant to which the Company agreed to issue 3,254 shares of the Series A Convertible Preferred Stock, in exchange for the full satisfaction, termination and cancellation of the outstanding 6% convertible promissory note of the Company in the principal amount of approximately $2,029, issued on November 28, 2016 and held by Alpha Capital. The Series A Convertible Preferred Stock is the same series of securities as the Company’s existing Series A Convertible Preferred Stock issued in December 2016. As a result of the extinguishment of the convertible note and issuance of the preferred shares, the Company recorded a financial loss in the amount of $2.36 million

On May 11, 2017, the holder of the Series A Convertible Preferred Stock delivered to the Company a request to convert 700 shares of the Series A Convertible Preferred Stock for 700,000 shares of Common Stock, pursuant to the terms of conversion of the Series A Convertible Preferred Stock. On May 12, 2017, the Company issued the 700,000 shares of Common Stock.

Between May 18, 2017 and June 30, 2017, the holder of the Series A Convertible Preferred Stock converted an aggregate of 2,554 shares of the Series A Convertible Preferred Stock for an aggregate of 2,554,000 shares of Common Stock.

Between July 10, 2017 and September 20, 2017, the holder of the Series A Convertible Preferred Stock converted an aggregate of 2,700 shares of the Series A Convertible Preferred Stock for an aggregate of 2,700,000 shares of Common Stock.

MICROBOT MEDICAL INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

(Cont’d)

Repurchase of Shares

The Company intends to enter into a definitive agreement with up to three Israeli shareholders, some of whom are directors of the Company, that were former shareholders of Microbot Israel, pursuant to which the Company would repurchase, at a discount on the fair value of the share at the date of repurchase, up to $500 of Common Stock held by them, in the aggregate, if and to the extent such shareholders are unable to sell enough of their shares to cover certain of their Israeli tax liabilities resulting from the Merger. Such repurchase(s), if any, would occur only after the two-year anniversary of the Merger. The transaction is subject to negotiating final terms and entering into definitive agreements with such shareholders.

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

In accordance with ASC 480-10-S99-3A (formerly EITF D-98), the Company classified the maximum amount it may be required to pay in the event the repurchase right is exercised ($500) as temporary equity.

NOTE 7 -	BASIC AND DILUTED NET LOSS PER SHARE

The basic and diluted net loss per share and weighted average number of shares of Common Stock used in the calculation of basic and diluted net loss per share are as follows:

	Nine months ended September 30,		Three months ended September 30,
	2017	2016	2017	2016
	Unaudited	Unaudited	Unaudited	Unaudited
Net loss attributable to shareholders of the company	$(6,002)	$(1,964)	$(1,187)	$(652)
Net loss attributable to shareholders of preferred shares	(1,442)	(821)	(234)	(297)
Net loss used in the calculation of basic net loss per share	$(4,560)	$(1,143)	$(953)	$(355)
Net loss per share	$(0.15)	$(0.09)	$(0.03)	$(0.03)
Weighted average number of common shares	30,594,686	13,182,660	35,373,811	13,182,660

As the inclusion of Common Stock equivalents in the calculation would be anti-dilutive for all periods presented, diluted net loss per share is the same as basic net loss per share.

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

NOTE 8 - TAXES ON INCOME

The Company is subject to income taxes under the Israeli and U.S. tax laws:

Corporate Tax Rates

Microbot Israel is subject to Israeli corporate tax rate of 25% in the year 2016, 24% in year 2017 and 23% from year 2018.

MICROBOT MEDICAL INC.

U.S. dollars in thousands

(Except share data and exercise prices)

Notes to the Interim Condensed Consolidated Financial Statements

(Cont’d)

    The Company is subject to a blended U.S. tax rate (Federal as well as state corporate tax) of 35%.

A.	As of September 30, 2017, the Company generated net operating losses in Israel of approximately $7,049, which may be carried forward and offset against taxable income in the future for an indefinite period.

As of September 30, 2017, the Company generated net operating losses in the U.S. of approximately $480,000. Net operating losses in the United States are available through 2035. Utilization of U.S. net operating losses may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions, which the Company is currently evaluating. The annual limitation may result in the expiration of net operating losses before utilization.

B.	The Company is in its development stage and has not yet generated revenues, therefore, it is more likely than not that sufficient taxable income will not be available for the tax losses to be utilized in the future. Therefore, a valuation allowance was recorded to reduce the deferred tax assets to its recoverable amounts.

	As of September 30, 2017	As of December 31, 2016
Net loss carry-forward	$487,017	$481,015
Total deferred tax assets	487,017	481,015
Valuation allowance	(487,017)	(481,015)
Net deferred tax assets	$-	$-

C.	Reconciliation of Income Taxes:

The following is a reconciliation of the taxes on income assuming that all income is taxed at the ordinary statutory corporate tax rate in Israel and the effective income tax rate:

	For the nine-month ended September 30,		For the three-month ended September 30,
	2017	2016	2017	2016

Net loss as reported in the statements of operations	$(6,002)	$(1,964)	$(1,187)	$(652)
Statutory tax rate	24%	25%	24%	25%
Income Tax under statutory tax rate	1,440	491	285	163
Change in valuation allowance	(1,440)	(491)	(285)	(163)
Actual income tax	$-	$-	$-	$-

NOTE 9 – SUBSEQUENT EVENTS

From October 4, 2017 through October 25, 2017, the holder of the Series A Convertible Preferred Stock of the Company, converted an aggregate of 1,600 shares of the Series A Convertible Preferred Stock for an aggregate of 1,600,000 shares of Common Stock.

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

Microbot is currently developing its first two product candidates: The Self Cleaning Shunt, or SCS, for the treatment of hydrocephalus and Normal Pressure Hydrocephalus, or NPH; and TipCAT, a self-propelling, semi-disposable endoscope that is being developed initially for use in colonoscopy procedures. Microbot’s product candidates are being designed to bring greater functionality to conventional medical devices and to reduce the known risks associated with such devices. Microbot is currently aiming to complete pre-clinical studies required for regulatory submission for the SCS as well as the TipCAT within the next 21 months.

Microbot has no products approved for commercial sale and has not generated any revenues from product sales since its inception in 2010. From inception to September 30, 2017, Microbot has raised cash proceeds of approximately $18,000,000 to fund operations, primarily from government grants, loans, and private placement offerings of debt and equity securities.

Net losses for the nine and three months ended September 30, 2017 and 2016 were approximately $6,002,000 and $1,187,000 and $1,964,000 and $652,000, respectively. Substantially all of Microbot’s operating losses resulted from expenses incurred in connection with its research and development programs and from general and administrative costs associated with its operations. As of September 30, 2017, Microbot had a net working capital of approximately $11,694,000, consisting primarily of cash and cash equivalents. Microbot expects to continue to incur significant expenses and increasing operating losses for at least the next several years as it continues the clinical development of, and seeks regulatory approval for its product candidates. Accordingly, Microbot will continue to require substantial additional capital to continue its clinical development and potential commercialization activities, however, at this time it believes that its net cash will be sufficient to fund its operations for at least 12 months and fund operations necessary to continue development activities of the SCS and TipCAT. The amount and timing of Microbot’s future funding requirements will depend on many factors, including the timing and results of its clinical development efforts.

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

Microbot expects that its general and administrative expenses may increase in the future as it expands its operating activities, maintains and expands its patent portfolio, the cost of being a public company and maintaining compliance with exchange listing and SEC requirements. These additional costs include management costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums and expenses associated with investor relations.

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

Results of Operations

Comparison of Nine and Three Months Ended September 30, 2017 and 2016

The following table sets forth the key components of Microbot’s results of operations for the nine and three month periods ended September 30, 2017 and 2016 (in thousands):

	Nine months ended September 30,		Increase/	Three months ended September 30,		Increase/
	2017	2016	(Decrease)	2017	2016	(Decrease)

Research and development expenses, net	$900	$603	$297	$339	$340	$(1)
General and administrative expenses	2,830	1,120	1,710	896	305	591
Financing income (expenses), net	(2,272)	(241)	2,031	48	(7)	55

Research and Development Expenses. Microbot’s research and development expenses for the nine and three-month periods ended September 30, 2017 were approximately $900,000 and $339,000, respectively, compared to approximately $603,000 and $340,000, respectively, for the nine and three months period ended September 30, 2016. The increase in research and development expenses for the nine and three month periods ended September 30, 2017 was primarily due to payroll, materials and professional services. Microbot expects its research and development expenses to increase over time as Microbot advances its development programs and begins pre-clinical and clinical trials for SCS and TipCAT.

General and Administrative Expenses. General and administrative expenses for the nine and three-month periods ended September 30, 2017 were approximately $2,830,000 and $896,000, respectively, compared to approximately $1,120,000 and $305,000, respectively, for the nine and three month periods ended September 30, 2016. The increase in general and administrative expenses for the nine and three month periods ended September 30, 2017 was primarily due to Microbot becoming a public company and therefore incurring higher professional fees and public company fees. Microbot believes its general and administrative expenses may increase over time as it advances its programs, increases its headcount and operating activities and incurs expenses associated with being a public company.

Financing Expenses. Financing expenses for the nine-month period ended September 30, 2017 were approximately $2,272,000 and for the three month period ended September 30, 2017 were approximately $48,000 compared to approximately $241,000 and $7,000 for the nine and three months period ended September 30, 2016, respectively. The increase in financial expenses for the nine and three month periods ended September 30, 2017 was primarily due to revaluation and extinguishment of the convertible note and change in fair value of derivative warrant liabilities. As a result of the extinguishment of the convertible note and issuance of the Series A preferred stock, the Company recorded a financial loss in the amount of approximately $2,360,000 and $0 for the nine and three-month periods, respectively, ended September 30, 2017.

Liquidity and Capital Resources

Microbot has incurred losses since inception and negative cash flows from operating activities for the nine and three months periods ended September 30, 2017 and for the fiscal year ended December 31, 2016. As of September 30, 2017, Microbot had a net working capital of approximately $11,694,000, consisting primarily of cash and cash equivalents. Microbot anticipates that it will continue to incur net losses for the foreseeable future as it continues research and development efforts of its product candidates, hires additional staff, including clinical, scientific, operational, financial and management personnel, and incurs additional costs associated with being a public company.

Microbot has funded its operations through the issuance of capital stock, grants from the Israeli Innovation Authority, and convertible debt. From inception (November 2010) through September 30, 2017, Microbot raised total cash proceeds of approximately $18,000,000, and incurred a total cumulative loss of approximately $19,037,000.

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

Cash Flows

The following table provides a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Nine months ended September 30,		Three months ended September 30,
	2017	2016	2017	2016
Net cash used in operating activities	$(3,547)	$(767)	$(1,349)	$(421)
Net cash used in investing activities	(55)	–	-	-
Net cash provided by financing activities	12,622	904	-	154
Net increase in cash and cash equivalents	$9,020	$137	$(1,349)	$(267)

Cash used in operating activities for the nine months ended September 30, 2017 was approximately $3,547,000, calculated by adjusting net loss from operations by approximately $2,455,000 to eliminate non-cash and expense items not involving cash flows such as depreciation and accumulated interest on convertible loans, as well as other changes in assets and liabilities. Cash used in operating activities for the nine months ended September 30, 2016 was approximately $767,000, similarly adjusted by approximately $1,197,000.

Net cash used in investing activities for the nine months ended September 30, 2017 was approximately $55,000, consisting of purchase of property and equipment and restricted cash which was deposited for the benefit of lease agreements, compared to approximately $0 for the nine months ended September 30, 2016.

Net cash provided by financing activities of approximately $12,622,000 for the nine months ended September 30, 2017 consisted of issuance of common stock and outflow amounts related to the merger recapitalization, compared to approximately $904,000 in the nine months ended September 30, 2016.

Off-Balance Sheet Arrangements

Microbot has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Microbot’s cash and cash equivalents as of September 30, 2017 consisted of readily available checking and money market funds. Microbot’s primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in Microbot’s portfolio, a sudden change in market interest rates would not be expected to have a material impact on Microbot’s financial condition and/or results of operations. Microbot does not believe that its cash or cash equivalents have significant risk of default or illiquidity. While Microbot believes its cash and cash equivalents do not contain excessive risk, Microbot cannot provide absolute assurance that in the future its investments will not be subject to adverse changes in market value. In addition, Microbot maintains significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2017. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the management of the Company, have determined that as of September 30, 2017, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). There are inherent limitations to the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. We have assessed the effectiveness of our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) as of September 30, 2017, and have concluded that, as of September 30, 2017, our internal control over financial reporting was effective.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

We are named as the defendant in a lawsuit, captioned Sabby Healthcare Master Fund Ltd. and Sabby Volatility Warrant Master Fund Ltd., Plaintiffs, against Microbot Medical Inc., Defendant, pending in the Supreme Court of the State of New York, County of New York (Index No. 654581/2017). The suit was initiated on or about June 29, 2017. The complaint alleges, among other things, that Microbot Medical Inc. breached multiple representations and warranties contained in the Securities Purchase Agreement (the “SPA”) related to the June 8, 2017 equity financing of the Company (the “Financing”), of which the Plaintiffs participated. The complaint seeks rescission of the SPA and return of the Plaintiffs’ $3,375,000 purchase price with respect to the Financing, and damages in an amount to be determined at trial, but to exceed $1 million. The parties currently are conducting discovery.

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

Item 1A. Risk Factors.

Not required for a Smaller Reporting Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From October 4, 2017 through October 25, 2017, the holder of the Series A Convertible Preferred Stock, par value $0.01 per share (the “Preferred Stock”), of the Company, converted an aggregate of 1,600 shares of the Preferred Stock for an aggregate of 1,600,000 shares of the Company’s common stock. Pursuant to the terms of conversion of the Preferred Stock, each such share is convertible, upon request and for no additional consideration, into 1,000 shares of the common stock of the Registrant. The issuances of the 1,600,000 shares of common stock were exempt from registration under Section 4(a)(2) under the Securities Act of 1933, as amended and the rules promulgated thereunder (the “Securities Act”) as transactions not involving a public offering to a single existing stockholder who is an accredited investor, and/or 3(a)(9) under the Securities Act as the Preferred Stock was exchanged for common stock by an existing security holder and no commission or other remuneration was paid.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The exhibits listed below are hereby furnished to the SEC as part of this report:

10.1	Form of Stock Option Agreement
31.1	Certification of Harel Gadot, Chairman, President and Chief Executive Officer
31.2	Certification of David Ben Naim, Chief Financial Officer
32.1	Certification of Harel Gadot, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of David Ben Naim, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1	XBRL Instance.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation.
101.DEF	XBRL Taxonomy Extension Definition.
101.LAB	XBRL Taxonomy Extension Labels.
101.PRE	XBRL Taxonomy Extension Presentation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of November 2017.

