Form 10-K
period 2017-12-31
Microbot Medical Inc.
filed 2018-04-02
CIK 883975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____ to _____

Commission file number: 000-19871

MICROBOT MEDICAL INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3078125
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

25 Recreation Park Drive, Unit 108

Hingham, MA 02043

(Address including zip code of registrant’s Principal Executive Offices)

(781) 875-3605

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $40,850,000

Common stock outstanding as of March 30, 2018: 42,120,427 shares

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

i

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

Microbot is currently developing its first two product candidates: the Self Cleaning Shunt, or SCS, for the treatment of hydrocephalus and Normal Pressure Hydrocephalus, or NPH; and TipCAT, a self-propelling, semi-disposable endoscope that is being developed initially for use in colonoscopy procedures. Microbot’s product candidates are being designed to bring greater functionality to conventional medical devices and to reduce the known risks associated with such devices. Microbot is currently aiming to complete pre-clinical studies required for regulatory submission for both product candidates within the next 12 months.

Microbot currently holds an intellectual property portfolio that comprises nine patent families, which include nine patents granted in the United States, twelve patents granted outside the United States, and fifteen patent applications pending worldwide. We have an exclusive license to key components of our existing technology.

On January 4, 2018, we entered into an agreement to acquire a novel patent-protected technology from CardioSert Ltd., a privately-held medical device company based in Israel. The acquisition is expected to close within 90 days of the agreement, at which time, with the addition of CardioSert’s issued U.S. patent and three patent applications pending worldwide, Microbot would have a patent portfolio of 25 issued/allowed patents and 15 patent applications pending worldwide.

Our Company was incorporated on August 2, 1988 in the State of Delaware under the name Cellular Transplants, Inc. The original Certificate of Incorporation was restated on February 14, 1992 to change the name of the Company to CytoTherapeutics, Inc. On May 24, 2000, the Certificate of Incorporation as restated was further amended to change the name of the Company to StemCells, Inc. On November 28, 2016, C&RD Israel Ltd. (“Merger Sub”), a wholly-owned subsidiary of the Company, completed its merger with and into Microbot Medical Ltd. (“Microbot Israel”), with Microbot Israel surviving as a wholly-owned subsidiary of the Company (the “Merger”). On November 28, 2016, in connection with the Merger, the Company changed its name from “StemCells, Inc.” to Microbot Medical Inc., and each outstanding share of Microbot Israel capital stock was converted into the right to receive shares of our common stock. In addition, all outstanding options to purchase the ordinary shares of Microbot Israel were assumed by the Company and converted into options to purchase shares of the Common Stock of Microbot Medical Inc. On November 29, 2016, the stock of the Company began trading on the Nasdaq Capital Market under the symbol “MBOT”. Prior to the Merger, the Company was a biopharmaceutical company that operated in one segment, the research, development, and commercialization of stem cell therapeutics and related technologies. Substantially all of the material assets relating to the stem cell business were sold on November 29, 2016.

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

Although several companies are active in the field of hydrocephalus treatment and the manufacturing of shunt systems and shunt components, Microbot believes that the majority of those companies are focusing on the development of valves. The development of a “smart shunt” – a shunt that could provide data to the physician on patient conditions and shunt function with sensor-based controls, or correct the high failure rate of existing shunt systems – is for the most part at an academic and conceptual level only. Reports of smart shunt technologies are typically focused on a subset of components with remaining factors left unspecified, such as hardware, control algorithms or power management. Microbot does not believe that a smart shunt that can prevent functional failures has been developed to date. Because of the limited innovation in this area, Microbot believes an opportunity exists to provide patients suffering from hydrocephalus or NPH with a more effective instrument for treating their condition.

Endoscopic Equipment

Endoscopes are medical devices used to look inside a body cavity or organ with minimally invasive surgery. The North American flexible endoscopes market was valued at $1.27 billion in 2013, and is expected to reach $1.91 billion by 2018, at a CAGR of 8.5% during the period 2013 to 2018.

Colonoscopy is a procedure that allows a physician to examine the colon using an endoscope. It is a commonly performed procedure for the diagnosis and treatment of a range of conditions, including for the screening and surveillance of colorectal neoplasia, or colorectal cancer. Annually, between 15 and 20 million endoscopy procedures are conducted in the United States with reusable endoscope devices to screen various sections of a patient’s gastrointestinal, or GI, tract. However, according to data from the American Cancer Society, it is estimated that over 50,000 Americans will die from colorectal cancer and approximately 95,500 new cases of colon cancer will be diagnosed in 2017. It is the third leading cause of cancer deaths in spite of being highly preventable with early identification and removal of colorectal adenomas, or polyps. Colonoscopy with removal of colorectal polyps has been shown to be the most effective way of preventing colorectal cancer. And colonoscopy is generally considered the gold standard for the detection and treatment of adenomas. However, using current colonoscopic technology, approximately 30% of polyps are missed. In addition, the technique remains underutilized – less than 50% of eligible Americans, based on guidelines established by organizations including the American Cancer Society, United States Preventive Services Task Force, and U.S. Multi-Society Task Force on Colorectal Cancer, have undergone screening, with more than 45% of colon cancers being diagnosed at a time when the cancer has become incurable. This reluctance can be linked to patients’ general discomfort associated with the colonoscopy screening procedure, due to the use of mechanical force to insert the endoscope into the colon. The procedure is widely perceived to be uncomfortable, and it also can sometimes damage or perforate the bowel wall.

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

Microbot has completed the development of an SCS prototype and is currently completing the safety testing, general proof of concept testing and performance testing for the device, which Microbot began in mid-2013. Microbot had a pre-submission meeting with the FDA in mid-2014. On January 27, 2017, Microbot entered into a research agreement with The Washington University in St. Louis to develop the protocol for and to execute the necessary animal study to determine the effectiveness of the Microbot’s SCS prototype. The initial research was completed in 2017, and a comprehensive study is expected to be completed in 2018. Upon the completion of animal studies, Microbot may conduct clinical trials if they are requested by the FDA or if Microbot decides that the data from such trials would improve the marketability of the product candidate. Microbot believes that the study results of its first generation SCS device should be submitted to the FDA by late 2018. The proposed indication for use of the SCS device would be for the treatment of hydrocephalus as a component of a shunt system when draining or shunting of CSF is indicated.

Additionally, Carolyn Harris, PhD at Wayne State University (WSU) in Detroit, runs an in vitro study of our SCS device. The main objective of this study is to test and finalize the design of Microbot’s SCS, using Dr. Harris’ bio-reactor system that mimics human brain tissue three-dimensionally.

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

A TipCAT prototype was shown to self-propel and self-navigate in curved plastic pipes and curved ex-vivo colon. In addition, in its first feasibility study, the prototype device was tested in a live animal experiment and successfully self-propelled through segments of the animal’s colon, with no post-procedural damage. All tests were conducted at AMIT (Alfred Mann Institute of Technology at the Technion), prior to the licensing of TipCAT by Microbot. Microbot is currently reviewing the design and general proof of concept of the TipCAT and working with experts in the field to define the optimal design, which is expected to be followed by animal studies during 2017 and 2018. Upon completion, Microbot may conduct clinical trials if they are requested by the FDA or if Microbot decides that the data from such trials would improve the marketability of the product candidate. Regulatory approval or clearance for marketing the TipCAT colonoscope in the United States is targeted to occur soon after the applicable animal and/or clinical trials are completed, depending on when the applicable premarket submission is finalized and filed with FDA, and Microbot’s ability to raise money and conduct the necessary trials for approval.

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

Intellectual Property

General

Microbot is currently developing its first two product candidates, the SCS and TipCAT based on technological platforms licensed from The Technion Research and Development Foundation Ltd., or TRDF, as further discussed below, and Microbot plans to develop other micro-robotic solutions through internal research and development, to strengthen its intellectual property position, and continue exploring strategic collaborations and accretive acquisition opportunities. Microbot currently holds an intellectual property portfolio that includes 9 patent families, which include 9 patents granted in the US, 12 patents granted outside the US, and 15 patent applications pending worldwide. In addition, if and when we acquire a novel patent-protected technology from CardioSert Ltd., a privately-held medical device company based in Israel, with the addition of CardioSerts’ issued U.S. patent and three patent applications pending worldwide, Microbot would have a patent portfolio of 25 issued/allowed patents and 15 patent applications pending worldwide.

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

In November 2017, Microbot was awarded an additional non-dilutive grant of up to 2,610,000 Israeli New Shekels (approximately $735,000) from the Israel Innovation Authority. The grant provides additional sources to be utilized by Microbot for the continued development of the Self-Cleaning Shunt for the treatment of hydrocephalus and Normal Pressure Hydrocephalus. The grant funds may be used for or applied towards a number of research and development expenses, such as employees’ salaries, research and development expenses (including materials, as well as professional and consulting fees. The recoveries are recognized in the corresponding period when such expenses are incurred. With respect to such grant, Microbot is committed to pay royalties, as, if and when it successfully commercializes the SCS and generates revenue from sales of the SCS, at a rate of between 3% to 3.5% on sales proceeds up to the total amount of grants received, linked to the dollar, plus interest at an annual rate of USD LIBOR. Under the terms of the grant and applicable law, Microbot is restricted from transferring any technologies, know-how, manufacturing or manufacturing rights developed using the grant outside of Israel without the prior approval of the Israel Innovation Authority. Microbot has no obligation to repay the grant, if the SCS project fails, is unsuccessful or aborted before any sales are generated. The financial risk is assumed completely by the IIA.

Microbot expects to continue to access government funding in the future.

For the fiscal year ended December 31, 2017, Microbot incurred research and development expenses of approximately $1,100,000 compared to research and development expenses of $901,000 for the fiscal year ended December 31, 2016.

Microbot has already made plans to develop a second version of its SCS device that will have an embedded controller and battery. This alternative design will allow the cleaning mechanism to be automatically activated, without the need for the patient’s involvement in the activation process.

On January 27, 2017, Microbot entered into a research agreement with The Washington University in St. Louis to develop the protocol for and to execute the necessary animal study to determine the effectiveness of the Microbot’s SCS prototype. The initial research was completed in 2017, and a comprehensive study is expected to be completed in 2018. Upon the completion of animal studies, Microbot may conduct clinical trials if they are requested by the FDA or if Microbot decides that the data from such trials would improve the marketability of the product candidate.

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

Clinical trials involve use of the medical device on human subjects under the supervision of qualified investigators in accordance with current Good Clinical Practices (GCPs), including the requirement that all research subjects provide informed consent for their participation in the clinical study. A written protocol with predefined end points, an appropriate sample size and pre-determined patient inclusion and exclusion criteria, is required before initiating and conducting a clinical trial. All clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with the FDA’s Investigational device Exemption, or IDE, regulations that among other things, govern investigational device labeling, prohibit promotion of the investigational device, and specify recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk,” as defined by the FDA, the agency requires the device sponsor to submit an IDE application, which must become effective prior to commencing human clinical trials. The IDE will automatically become effective 30 days after receipt by the FDA, unless the FDA denies the application or notifies the company that the investigation is on hold and may not begin. If the FDA determines that there are deficiencies or other concerns with an IDE that requires modification, the FDA may permit a clinical trial to proceed under a conditional approval. In addition, the study must be approved by, and conducted under the oversight of, an Institutional Review Board (IRB) for each clinical site. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate approval from the FDA, but it must still follow abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and labeling and record-keeping requirements. 510(k) clearance typically involves the following:

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

Employees

Microbot’s Chief Executive Officer, President and Chairman, Harel Gadot, along with one full-time employee, are based in Microbot’s U.S. office located in Hingham, Massachusetts. Additionally, Microbot currently has 6 full-time employees and 1 part time employee based in its office located in Caesarea, Israel. These employees oversee day-to-day operations of the Company supporting management and leading engineering, manufacturing, intellectual property and administration functions of the Company. As required, Microbot also engages consultants to provide services to the Company, including regulatory, legal and corporate services. Microbot has no unionized employees.

Microbot currently plans to hire an additional 4-6 full-time employees within the next 12 months subject to the availability of funds, whose principal responsibilities will be the support of its operational, research and development, regulatory and clinical development activities.

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

Microbot is a development-stage medical device company and currently generates no revenue from product sales, and may never be able to commercialize SCS, TipCAT or other future product candidates, including the potential acquisition of technology from CardioSert Ltd. Microbot does not currently have the required approvals or clearances to market or test in humans SCS, TipCAT or any other future product candidates and Microbot may never receive them. Microbot does not anticipate generating significant revenues until it can successfully develop, commercialize and sell products derived from its product pipeline, of which Microbot can give no assurance. Even if Microbot or any of its future development partners succeed in commercializing any of its product candidates, Microbot may never generate revenues significant enough to achieve profitability.

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

If Microbot is unable to successfully navigate these risks and achieve commercial success for its products, its business will be significantly harmed and Microbot may never become profitable. These risks would also apply to the CardioSert technology if and when we close that transaction.

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

To date, Microbot has funded its operations primarily through offerings of debt and equity securities, grants and loans. Microbot does not know when, or if, it will generate any revenue, but does not expect to generate significant revenue unless and until it obtains regulatory clearance or approval of and commercializes one of its current or future product candidates. It is anticipated that the Company will continue to incur losses for the foreseeable future, and that losses will increase as it continues the development of, and seeks regulatory review of, its product candidates, and begins to commercialize any approved or cleared products following a successful regulatory review.

Microbot expects the research and development expenses of the Company to increase substantially in future periods as it conducts pre-clinical studies in large animals and potentially clinical trials for its product candidates, and especially if it initiates additional research programs for future product candidates, including the CardioSert technology. In addition, if the Company obtains marketing clearance or approval for any of its product candidates, it expects to incur significant commercialization expenses related to product manufacturing, marketing and sales. Furthermore, Microbot expects to incur additional costs associated with operating as a public company in the United States. Accordingly, the Company will need to obtain substantial additional funding in connection with its continuing operations. If the Company is unable to raise capital when needed or on attractive terms, it could be forced to delay, reduce or eliminate its research and development programs or any future commercialization efforts.

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

The Company may need to raise additional funds through equity offerings or otherwise in order to meet expected future liquidity needs, including the introduction of the SCS device into the hydrocephalus and NPH market, and introducing the TipCAT as a next-generation colonoscope. The Company’s future capital requirements, generally, will depend on many factors, including:

●	the timing and outcomes of the product candidates’ regulatory reviews, subsequent approvals or clearances, or other regulatory actions;

●	the costs, design, duration and any potential delays of the clinical trials that could be conducted at the FDA’s request using Microbot’s product candidates;

●	the costs of acquiring, licensing or investing in new and existing businesses, product candidates and technologies;

●	the costs to maintain, expand and defend the scope of Microbot’s intellectual property portfolio;

●	the costs to secure or establish sales, marketing and commercial manufacturing capabilities or arrangements with third parties regarding same;

●	the Company’s need and ability to hire additional management and scientific and medical personnel; and

●	the costs to operate as a public company in the United States, including the need to implement additional financial and reporting systems and other internal systems and infrastructure for the Company’s business.

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

On January 27, 2017 Microbot entered into a research agreement with The Washington University to develop the protocol for and to execute the necessary animal study to determine the effectiveness of the Microbot’s SCS prototype. The initial research was completed in 2017, with a comprehensive study expected to be completed in 2018. Upon the completion of animal studies, Microbot may conduct clinical trials if they are requested by the FDA or if Microbot decides that the data from such trials would improve the marketability of the product candidate. Additionally, Microbot is currently reviewing the design and general proof of concept of the TipCAT and working with experts in the field to define the optimal design, which is expected to be followed by animal studies during 2017 and 2018. Upon completion, Microbot may conduct clinical trials if they are requested by the FDA or if Microbot decides that the data from such trials would improve the marketability of the product candidate. After all necessary clinical and performance data supporting the safety and effectiveness of each product candidate are collected, Microbot must still obtain FDA clearance or approval to market the device and those regulatory processes can take several months to several years to be completed. Therefore, Microbot’s ability to generate product revenues will not occur for at least the next few years, if at all, and will depend heavily on the successful commercialization of SCS and TipCAT in their respective intended markets. The success of each of these product candidates will depend on a number of factors, including the following:

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

Microbot has no control over payor decision-making with respect to coverage and payment levels for its medical device product candidates, once they are approved. Additionally, Microbot expects many payors to continue to explore cost-containment strategies (e.g., comparative and cost-effectiveness analyses, so-called “pay-for-performance” programs implemented by various public government health care programs and private third-party payors, and expansion of payment bundling initiatives, and other such methods that shift medical cost risk to providers) that may potentially impact coverage and/or payment levels for Microbot’s current product candidates or products Microbot develops in the future.

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

We cannot assure you that we will complete the acquisitions of CardioSert we have under contract on a timely basis or at all.

The proposed acquisition of certain technologies of CardioSert Ltd. may not be completed, or may not be completed in the time frame, on the terms or in the manner currently anticipated, as a result of a number of factors, including the failure of the parties to satisfy one or more of the conditions to closing. There can be no assurance that the conditions to closing of these acquisitions will be satisfied or waived or that other events will not intervene to delay or result in the failure to close these acquisitions. There can be no assurance that we will be able to complete this acquisition or to find suitable alternative acquisitions on a timely basis.

Our business strategy in part relies on identifying, acquiring and developing complementary technologies and products, which entails risks which could negatively affect our business, operations and financial condition.

We may pursue other acquisitions of businesses and technologies. Acquisitions entail numerous risks, including:

●	difficulties in the integration of acquired operations, services and products;

●	failure to achieve expected synergies;

●	diversion of management’s attention from other business concerns;

●	assumption of unknown material liabilities of acquired companies;

●	amortization of acquired intangible assets, which could reduce future reported earnings;

●	potential loss of clients or key employees of acquired companies; and

●	dilution to existing stockholders.

As part of our growth strategy, we may consider, and from time to time may engage in, discussions and negotiations regarding transactions, such as acquisitions, mergers and combinations within our industry. The purchase price for possible acquisitions could be paid in cash, through the issuance of common stock or other securities, borrowings or a combination of these methods.

We cannot be certain that we will be able to identify, consummate and successfully integrate acquisitions, and no assurance can be given with respect to the timing, likelihood or business effect of any possible transaction. For example, we could begin negotiations that we subsequently decide to suspend or terminate for a variety of reasons. However, opportunities may arise from time to time that we will evaluate. Any transactions that we consummate would involve risks and uncertainties to us. These risks could cause the failure of any anticipated benefits of an acquisition to be realized, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

If Microbot fails to retain certain of its key personnel and attract and retain additional qualified personnel, Microbot might not be able to pursue its growth strategy effectively.

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

Microbot entered into a license agreement with Technion Research and Development Foundation Ltd., or TRDF, in 2012 pursuant to which Microbot obtained an exclusive, worldwide, royalty-bearing, sub-licensable license to certain patents and inventions relating to the SCS and TipCAT technology platforms. Pursuant to the terms of the license agreement, in order to maintain the license with respect to each platform, Microbot must use commercially reasonable efforts to develop products covered by the license, including meeting certain agreed upon development milestones. TRDF has the option to terminate a license granted with respect a particular technology in the event Microbot fails to meet a development milestone associated with such technology. Therefore, the failure to meet development milestones may lead to a complete termination of the applicable license agreement and result in Microbot ceasing its development efforts for the applicable product candidate. The milestones for SCS include commencing initial studies in humans by December 2018 and commencing a clinical trial, if necessary, by December 2019. The milestones for TipCAT include commencing initial studies in humans by December 2018 and commencing a full clinical trial, if necessary, by December 2020. Failure to meet any development milestone will give TRDF the right to terminate the license with respect to the technology underlying the missed milestone. Although Microbot expects to meet the milestone requirements, TRDF has demonstrated flexibility with respect to amending the terms of the license to extend the milestone dates, although we can give no assurance at this time that TRDF will continue to be so flexible with respect to amending the terms of the license.

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

Microbot has facilities located in Israel. In addition, three of its seven directors (one of whom is also its Chief Operating Officer) and its Chief Financial Officer, are residents of Israel. Accordingly, political, economic and military conditions in Israel will directly or indirectly affect Microbot’s operations and results. Since the establishment of the State of Israel, a number of armed conflicts have taken place between Israel and its Arab neighbors. An ongoing state of hostility, varying in degree and intensity has led to security and economic problems for Israel. For a number of years there have been continuing hostilities between Israel and the Palestinians. This includes hostilities with the Islamic movement Hamas in the Gaza Strip, which have adversely affected the peace process and at times resulted in armed conflicts. Such hostilities have negatively influenced Israel’s economy as well as impaired Israel’s relationships with several other countries. Israel also faces threats from Hezbollah militants in Lebanon, from ISIS and rebel forces in Syria, from the government of Iran and other potential threats from additional countries in the region. Moreover, some of Israel’s neighboring countries have recently undergone or are undergoing significant political changes. These political, economic and military conditions in Israel could have a material adverse effect on Microbot’s business, financial condition, results of operations and future growth.

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

Microbot’s research and development efforts from inception until now have been financed in part through such Israeli Innovation Authority royalty bearing grants in an aggregate amount of approximately $1,183,000 through December 31, 2017. With respect to such grants Microbot is committed to pay royalties at a rate of between 3% to 3.5% on sales proceeds up to the total amount of grants received, linked to the dollar, plus interest at an annual rate of USD LIBOR. In addition, as a recipient of Israeli Innovation Authority grants, Microbot must comply with the requirements of the Israeli Encouragement of Industrial Research and Development Law, 1984, or the R&D Law, and related regulations. Under the terms of the grants and the R&D Law, Microbot is restricted from transferring any technologies, know-how, manufacturing or manufacturing rights developed using Israeli Innovation Authority grants outside of Israel without the prior approval of Israeli Innovation Authority. Therefore, if aspects of its technologies are deemed to have been developed with Israeli Innovation Authority funding, the discretionary approval of an Israeli Innovation Authority committee would be required for any transfer to third parties outside of Israel of the technologies, know-how, manufacturing or manufacturing rights related to such aspects. Furthermore, the Israeli Innovation Authority may impose certain conditions on any arrangement under which it permits Microbot to transfer technology or development outside of Israel or may not grant such approvals at all.

If approved, the transfer of Israeli Innovation Authority-supported technology or know-how outside of Israel may involve the payment of significant fees, which will depend on the value of the transferred technology or know-how, the total amount Israeli Innovation Authority funding received by Microbot, the number of years since the funding and other factors. These restrictions and requirements for payment may impair Microbot’s ability to sell its technology assets outside of Israel or to outsource or transfer development or manufacturing activities with respect to any product or technology outside of Israel. Furthermore, the amount of consideration available to Microbot’s shareholders in a transaction involving the transfer of technology or know-how developed with Israeli Innovation Authority funding outside of Israel (such as through a merger or other similar transaction) may be reduced by any amounts that Microbot is required to pay to the Israeli Innovation Authority.

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

Risks Relating to Microbot’s Securities, Governance and Other Matters

If we fail to comply with the continued listing requirements of The Nasdaq Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is currently listed on the Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements. There can be no assurances that we will be able to comply with the applicable listing standards.

On March 23, 2018, we were notified by The Nasdaq Stock Market, LLC (“Nasdaq”) that it was not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. The notification provided that we have 180 calendar days, or until September 18, 2018, to regain compliance with Nasdaq Listing Rule 5550(a)(2). During that time, our shares of common stock will continue to be listed and traded on The Nasdaq Capital Market. To regain compliance, the closing bid price of our shares of common stock needed to meet or exceed $1.00 per share for at least 10 consecutive business days during the 180 calendar day compliance period,

No assurance can be given that we will regain compliance with Nasdaq Listing Rule 5550(a)(2) or meet applicable Nasdaq continued listing standards in the future. Failure to meet applicable Nasdaq continued listing standards could result in a delisting of our common stock. A delisting of our common stock from The Nasdaq Capital Market could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and fewer business opportunities. Additionally, if we are not eligible for quotation or listing on another exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further.

Our executive officers and directors, through their ownership of common stock, can substantially influence the outcome of matters requiring shareholder approval and may prevent you and other stockholders from influencing significant corporate decisions, which could result in conflicts of interest that could cause the Company’s stock price to decline.

Our executive officers and directors collectively beneficially own shares of Common Stock equal to approximately 25% of our outstanding shares of Common Stock. As a result, such individuals will have the ability, acting together, to substantially influence the election of our directors and the outcome of corporate actions requiring shareholder approval, such as: (i) a merger or a sale of our Company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other shareholders and be disadvantageous to our shareholders with interests different from those individuals. These individuals also have significant control over our business, policies and affairs as officers and/or directors of our Company. These stockholders may exert influence in delaying or preventing a change in control of the Company, even if such change in control would benefit the other stockholders of the Company. Lastly, the significant concentration of stock ownership may adversely affect the market value of the Company’s common stock due to investors’ perception that conflicts of interest may exist or arise. Therefore, you should not invest in reliance on your ability to have any control over the Company.

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

The issuance of shares upon exercise of outstanding warrants and options could cause immediate and substantial dilution to existing stockholders.

The issuance of shares upon exercise of warrants and options could result in substantial dilution to the interests of other stockholders since the holders of such securities may ultimately convert and sell the full amount issuable on conversion.

We are subject to litigation and may be subject to similar or other litigation in the future, which may divert management’s attention and have a material adverse effect on our business, financial condition and results of operations.

We are subject to litigation with investors in our June 2017 securities offering. Litigation in general can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict. Responding to lawsuits brought against us, or legal actions that we may initiate, can often be expensive and time-consuming. Unfavorable outcomes from these claims and/or lawsuits could materially adversely affect our business, results of operations, and financial condition, and we could incur substantial monetary liability and/or be required to change our business plans or practices.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Description of Property.

Microbot’s principal executive office is located at 25 Recreation Drive, Unit 108, Hingham, MA 02043. Microbot has recently relocated to new facilities in premises of approximately 6,000 square feet at 8 Hatochen Street, 3rd Floor, Caesarea, Israel. This new facility is expected to provide the space and infrastructure necessary to accommodate its development work based on its current operating plan. Microbot does not own any real property.

Item 3. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business.

We are named as the defendant in a lawsuit, captioned Sabby Healthcare Master Fund Ltd. and Sabby Volatility Warrant Master Fund Ltd., Plaintiffs, against Microbot Medical Inc., Defendant, pending in the Supreme Court of the State of New York, County of New York (Index No. 654581/2017) (the “Matter”). The suit was initiated on or about June 29, 2017. The complaint alleges, among other things, that Microbot Medical Inc. breached multiple representations and warranties contained in the Securities Purchase Agreement (the “SPA”) related to the June 8, 2017 equity financing of the Company (the “Financing”), of which the Plaintiffs participated. The complaint seeks rescission of the SPA and return of the Plaintiffs’ $3,375,000 purchase price with respect to the Financing, and damages in an amount to be determined at trial, but alleged to exceed $1 million. The parties presently are engaged in discovery.

We believe that the claims are without merit and intend to defend the action vigorously. However, due to the early stage in the ligation process, management is unable to assess the likelihood of the claim and the amount of potential damages, if any, to be awarded. Accordingly, no assurance can be given that any adverse outcome would not be material to our consolidated financial position.

Other than the foregoing, we are not currently a party in any legal proceeding or governmental regulatory proceeding nor are we currently aware of any pending or potential legal proceeding or governmental regulatory proceeding proposed to be initiated against us that would have a material adverse effect on us or our business.

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

	High	Low
Year Ended December 31, 2016:
1st Quarter	$46.33	$27.10
2nd Quarter(1)	5.24	3.26
3rd Quarter	23.40	3.24
4th Quarter(2)	12.69	5.85

	High	Low
Year Ended December 31, 2017:
1st Quarter	$8.64	$4.41
2nd Quarter	5.43	1.42
3rd Quarter	1.50	1.00
4th Quarter	1.42	1.02

(1) The Company effected a 1-for-12 reverse stock split on May 6, 2016.

(2) The Company effected a 1-for-9 reverse stock split on November 28, 2016.

As of March 30, 2018, there were approximately 191 holders of record of our common stock, and the closing sales price of our common stock as reported on the NASDAQ Capital Market was $0.6508.

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

Equity Compensation Plan Information Table

The following table provides information about shares of our common stock that may be issued upon the exercise of options under all of our existing compensation plans as of December 31, 2017.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Plan Category
Equity compensation plans approved by security holders2017 Equity Incentive Plan	4,081,357	$1.11	5,274,406

Equity compensation plans not approved by security holders:
Microbot Israel Employee Stock Option Plan(1)	975,429	$0	-
Stock Options (2)	1,167,693	$0.28	-
Total	6,224,479		5,274,406

(1)	Such options were originally issued by Microbot Israel under its Employee Stock Option Plan, and represented the right to purchase an aggregate of 500,000 of Microbot Israel’s ordinary shares. As of the effective time of the Merger, such options were retroactively adjusted to reflect the Merger and now represent the right to purchase shares of our common stock.
(2)	Such options were originally issued by Microbot Israel to MEDX Ventures Group LLC, of which Mr. Gadot is the Chief Executive Officer, Company Group Chairman and majority equity owner, and represented the right to purchase an aggregate of 403,592 of Microbot Israel’s ordinary shares. As of the effective time of the Merger, such options were retroactively adjusted to reflect the Merger and now represent the right to purchase shares of our common stock.

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

Microbot is currently developing its first two product candidates: the Self Cleaning Shunt, or SCS, for the treatment of hydrocephalus and Normal Pressure Hydrocephalus, or NPH; and TipCAT, a self-propelling, semi-disposable endoscope that is being developed initially for use in colonoscopy procedures. Microbot’s product candidates are being designed to bring greater functionality to conventional medical devices and to reduce the known risks associated with such devices. Microbot is currently aiming to complete pre-clinical studies required for regulatory submission for both product candidates within the next 12 months.

On January 4, 2018, we entered into an agreement to acquire a novel patent-protected technology from CardioSert Ltd., a privately-held medical device company based in Israel. The acquisition is expected to close within 90 days of the agreement, at which time, with the addition of CardioSerts’ issued U.S. patent and three patent applications pending worldwide, Microbot would have a patent portfolio of 25 issued/allowed patents and 15 patent applications pending worldwide.

Microbot has no products approved for commercial sale and has not generated any revenues from product sales since its inception in 2010. From inception to December 31, 2017, Microbot has raised cash proceeds of approximately $18,000,000 to fund operations, primarily from government grants, loans, and private placement offerings of debt and equity securities.

Microbot has never been profitable and has incurred significant operating losses in each year since inception. Net losses for the years ended December 31, 2017 and 2016 were approximately $7,589,000 and $9,663,000, respectively. Substantially all of Microbot’s operating losses resulted from expenses incurred in connection with its research and development programs and from general and administrative costs associated with its operations. As of December 31, 2017, Microbot had a net working capital of approximately $10,402,000, consisting primarily of cash and cash equivalents. Microbot expects to continue to incur significant expenses and increasing operating losses for at least the next several years as it continues the clinical development of and seeks regulatory approval for its product candidates. Accordingly, Microbot will continue to require substantial additional capital to continue its clinical development and potential commercialization activities, however, at this time it believes that its net cash will be sufficient to fund its operations for at least 12 months and fund operations necessary to continue development activities of the SCS and TipCAT. The amount and timing of Microbot’s future funding requirements will depend on many factors, including the timing and results of its clinical development efforts.

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

General and Administrative Expenses

General and administrative expenses consist primarily of the costs associated with management costs, professional fees for accounting, auditing, consulting and legal services, and allocated overhead expenses.

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

Income Taxes

Microbot has incurred net losses and has not recorded any income tax benefits for the losses. It is still in its development stage and has not yet generated revenues, therefore, it is more likely than not that sufficient taxable income will not be available for the tax losses to be fully utilized in the future.

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

Fair Value of Financial Instruments

The Company measures the fair value of certain of its financial instruments (such as the derivative warrant liabilities) on a recurring basis.

A fair value hierarchy is used to rank the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

●	Level 1 - Quoted prices (unadjusted) in active markets for identical assets and liabilities.

●	Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as unadjusted quoted prices for similar assets and liabilities, unadjusted quoted prices in the markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

Results of Operations

Comparison of Years Ended December 31, 2017 and 2016

The following table sets forth the key components of Microbot’s results of operations for the years ended December 31, 2017 and 2016 (in thousands):

	Years Ended December 31,		Increase/
	2017	2016	(Decrease)
Research and development expenses	$1,100	$901	$199
General and administrative expenses	4,167	8,734	(4,567)
Financing expenses	2,322	28	2,294

Research and Development Expenses. Microbot’s research and development expenses were approximately $1,100,000 for the year ended December 31, 2017, compared to approximately $901,000 for the same period in 2016. The increase in research and development expenses of approximately $199,000 in 2017 was primarily due to an increase in the cost of materials. Microbot expects its research and development expenses to increase over time as Microbot advances its development programs and begins pre-clinical and clinical trials for SCS and TipCAT.

General and Administrative Expenses. General and administrative expenses were approximately $4,167,000 for the year ended December 31, 2017, compared to approximately $8,734,000 for the same period in 2016. The substantial decrease in general and administrative expenses of approximately $4,567,000 in 2017 was primarily due to share-based compensation of $676,000 and shares for services issued to consultants relating to the Merger in November 2016 of approximately $7,258,000 which did not repeat in 2017, offset by increases during 2017 of $1,168,000 in payroll and related expenses, $515,000 relating to public and investor relations, $226,000 in D&O insurance premiums, $251,000 in governmental fees, and $689,000 in professional services which included $141,000 of expenses related to litigation defense, and $254,000 relating to board fees. Microbot believes its general and administrative expenses may increase over time as it advances its programs, increases its headcount and operating activities and incurs expenses associated with being a public company.

Financing Expenses. Financing expenses were approximately $2,322,000 for the year ended December 31, 2017, compared to expenses of approximately $28,000 for the same period in 2016. The net increase in financial expenses was primarily due to revaluation and extinguishment of the convertible note and change in fair value of derivative warrant liabilities. As a result of the extinguishment of the convertible note and issuance of the Series A preferred stock, the Company recorded a financial loss in the amount of approximately $2,360,000 and $0 for the year ended December 31,2017 and 2016, respectively.

Liquidity and Capital Resources

Microbot has incurred losses since inception and negative cash flows from operating activities for the years ended December 31, 2017 and 2016. As of December 31, 2017, Microbot had a net working capital of approximately $10,402,000, consisting primarily of cash and cash equivalents. Microbot anticipates that it will continue to incur net losses for the foreseeable future as it continues research and development efforts of its product candidates, hires additional staff, including clinical, scientific, operational, financial and management personnel, and incurs additional costs associated with being a public company.

Microbot has funded its operations through the issuance of capital stock, grants from the Israeli Innovation Authority, and convertible debt. As of December 31, 2017, Microbot raised total cash proceeds of approximately $18,000,000, and incurred a total cumulative loss of approximately $20,624,000 from inception (November 2010) to December 31, 2017.

As a result of the sale of certain of the assets of StemCells on November 29, 2016, Microbot received aggregate net cash consideration of approximately $3.1 million. Additionally, in January 2017, we sold an aggregate of 700,000 shares of our common stock for net proceeds, after deducting placement agent fees and expenses, of approximately $3.25 million, and in June 2017, we sold an aggregate of 3,750,000 shares of our common stock for net proceeds, after deducting placement agent fees and expenses, of approximately $9.3 million.

In November 2017, Microbot was awarded an additional non-dilutive grant of up to 2,610,000 Israeli New Shekels (approximately $735,000) from the Israel Innovation Authority. The grant provides additional sources to be utilized by Microbot for the continued development of the Self-Cleaning Shunt for the treatment of hydrocephalus and Normal Pressure Hydrocephalus. The grant funds may be used for or applied towards a number of research and development expenses, such as employees’ salaries, research and development expenses (including materials, as well as professional and consulting fees. The recoveries are recognized in the corresponding period when such expenses are incurred. With respect to such grant, Microbot is committed to pay royalties, as, if and when it successfully commercializes the SCS and generates revenue from sales of the SCS, at a rate of between 3% to 3.5% on sales proceeds up to the total amount of grants received, linked to the dollar, plus interest at an annual rate of USD LIBOR. Under the terms of the grant and applicable law, Microbot is restricted from transferring any technologies, know-how, manufacturing or manufacturing rights developed using the grant outside of Israel without the prior approval of the Israel Innovation Authority. Microbot has no obligation to repay the grant, if the SCS project fails, is unsuccessful or aborted before any sales are generated. The financial risk is assumed completely by the IIA.

As a result of such funding, Microbot believes that its net cash will be sufficient to fund its operations for at least 12 months and fund operations necessary to continue development activities of the SCS and TipCAT.

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

Cash Flows

The following table provides a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Years ended December 31,
	2017	2016
Net cash used in operating activities	$(4,856)	$(786)
Net cash used in investing activities	(85)	(25)
Net cash provided by financing activities	13,019	3,083
Net increase in cash and cash equivalents	$8,078	$2,272

Comparison of the Years Ended December 31, 2017 and 2016

Cash used in operating activities for the year ended December 31, 2017 was approximately $4,856,000, calculated by adjusting net loss from operations by approximately $2,733,000 to eliminate non-cash and expense items not involving cash flows such as depreciation and accumulated interest on convertible loans, as well as other changes in current assets and liabilities resulting in non-cash adjustments in the income statement. Cash used in operating activities for the year ended December 31, 2016 was approximately $786,000, similarly adjusted by approximately $8,877,000. Net cash provided by financing activities of approximately $13,019,000 for the year ended December 31, 2017 consisted of issuance of common stock and outflow amounts related to the merger recapitalization, compared to approximately $3,083,000 in the year ended December 31, 2016.

Off Balance Sheet Arrangements

Microbot has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Microbot’s cash and cash equivalents as of December 31, 2017 consisted of readily available checking and money market funds. Microbot’s primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in Microbot’s portfolio, a sudden change in market interest rates would not be expected to have a material impact on Microbot’s financial condition and/or results of operations. Microbot does not believe that its cash or cash equivalents have significant risk of default or illiquidity. While Microbot believes its cash and cash equivalents do not contain excessive risk, Microbot cannot provide absolute assurance that in the future its investments will not be subject to adverse changes in market value. In addition, Microbot maintains significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2017. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the management of the Company, have determined that as of December 31, 2017, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a – 15(f) of the Exchange Act). There are inherent limitations to the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. We have assessed the effectiveness of our internal controls over financial reporting (as defined in Rule 13a -15(f) of the Exchange Act) as of December 31, 2017, and have concluded that, as of December 31, 2017, our internal control over financial reporting was effective.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Board of Directors

We currently have seven directors serving on our Board of Directors (our “Board”). The Board currently consists of Harel Gadot, Yoav Waizer, Yoseph Bornstein, Yehezkel (Hezi) Himelfarb, Scott Burell, Martin Madden and Prattipati Laxminarain.

Messrs. Gadot, Waizer and Madden are Class I directors whose terms expire at the Company’s 2019 annual meeting of stockholders. Messrs. Himelfarb and Burell are Class II directors whose terms expire at the Company’s 2017 annual meeting of stockholders. Messrs. Bornstein and Laxminarain are Class III directors whose terms expire at the Company’s 2018 annual meeting of stockholders.

The following table lists the names, ages and positions of the individuals who serve as executive officers and directors of the Company, as of March 30, 2018:

Name	Age	Position
Harel Gadot	46	President, Chief Executive Officer and Chairman of the Board of Directors
Yehezkel (Hezi) Himelfarb	60	Chief Operation Officer, General Manager and Director
Yoav Waizer	53	Director
Yoseph Bornstein	59	Director
Scott Burell	53	Director
Martin Madden	57	Director
Prattipati Laxminarain	60	Director

Harel Gadot, became President, Chief Executive Officer and Chairman of the Company’s Board following the consummation of the merger of C&RD Israel Ltd, a wholly owned subsidiary of the Company, with and into Microbot Medical Ltd. (“Microbot Israel”), with Microbot Israel surviving as a wholly owned subsidiary of the Company (the “Merger”). Mr. Gadot is a co-founder of Microbot Israel and has served as Microbot Israel’s Chief Executive Officer since Microbot Israel was founded in November 2010. He has been the Chairman of Microbot Israel’s board of directors since July 2014. He also serves as the Chairman of XACT Robotics Ltd., an Israel-based private company seeking to develop a novel platform technology for robotic needle steering in minimally invasive interventional procedures such as biopsies and ablations, since August 2013 and MEDX Xelerator LP since July 2016. From December 2007 to April 2010 Mr. Gadot was a Worldwide Group Marketing Director at Ethicon Inc., a Johnson and Johnson Company, where he was responsible for the global strategic marketing of the Company. Mr. Gadot also held management positions, as well as leading regional strategic position for Europe, Middle-East and Africa, as well as In Israel, while at Johnson and Johnson. Mr. Gadot served as director for ConTIPI Ltd. from August 2010 until November 2013 when ConTIPI Ltd. was acquired by Kimberly-Clark Corporation. Mr. Gadot holds a B.Sc.in Business from Siena College, Loudonville NY, and an M.B.A. from the University of Manchester, UK. The Company believes that Mr. Gadot is qualified to serve as Chairman of the Board and as President and Chief Executive Officer of the Company due to his extensive experience in strategic marketing and general management in the medical device industry.

Yehezkel (Hezi) Himelfarb, became the Company’s Chief Operating Officer and General Manager of the Company’s Israeli operations on December 5, 2016 and has been a director of the Company since September 2017. Mr. Himelfarb was the Chief Executive Officer from 2008 through November 2016 and a member of the board of directors from 2008 through August 2016 of IceCure Medical Ltd., a Tel Aviv Stock Exchange listed company that develops advanced cryotherapy systems (cryoablation) intended for the growing physician-office market. Prior to that, from 1999 to 2008, Mr. Himelfarb was the President, Chief Executive Officer and a member of the board of directors of Remon Medical Technologies, Inc., a venture backed US/Israeli company that developed and commercialized smart, miniature implants which enabled physicians to assess and treat a variety of medical conditions, where he, among other things, led its acquisition by Boston Scientific. From 1996 to 1999, he was the Vice President and Chief Operating Officer of Medtronic-InStent (Israel), which was part of Medtronic’s vascular division. From 1982 to 1996, Mr. Himelfarb had various positions at Scitex Corporation Ltd., which was an Israeli-based company specializing in specialty equipment production. Mr. Himelfarb holds a B.Sc. in Electronic Engineering and an M.B.A. in Marketing and Engineering Management, both from Tel Aviv University. The Company believes that Mr. Himelfarb is qualified to serve as a director of the Company due to his extensive experience managing medical device companies.

Yoav Waizer, became a director of the Company following the Merger and has served as a member of the Board of Directors of Microbot Israel since May 2015. Mr. Waizer is a Partner and Chief Executive Officer of Medica Venture Partners, a healthcare dedicated venture investing out of Israel in innovative capital-starved early stage and special situation companies, since November 2005. Prior to his Tenure at Medica, Mr. Waizer served as CFO & COO at Cedar Fund, a venture capital fund focuses on investing in Israel-related high-tech companies in the telecom, networking, Internet-infrastructure and enterprise software areas and prior to that Mr. Waizer was the CFO of Star Ventures Israel, the Israeli fund of Star Ventures, a $1 billion venture capital fund investing in all stages of development within the Telecom, Enterprise S/W, Wireless and Life Sciences sectors. Mr. Waizer is currently a director of InterCure Ltd., a company focused on investing in medical technology companies that is traded on the Tel Aviv Stock Exchange, Yeda Research & Development Co. Ltd., the technology transfer arm of the Weizmann Institute of Science, and (iii) XACT Robotics Ltd,. a private Israeli company developing novel platform robotic technology for use in minimally invasive procedures. Mr. Waizer holds Master of Business Administration in Information Systems and B.Sc. in Accounting and Statistics, both from the Tel-Aviv University. The Company believes that Mr. Waizer is qualified to serve as a member of the Company’s board due to his extensive investment experience and extensive knowledge of the life sciences industry.

Yoseph Bornstein, became a director of the Company following the Merger. Mr. Bornstein is a co-founder of Microbot Israel and has been a member of the Board of Directors since Microbot Israel was founded in November 2010. Mr. Bornstein founded Shizim Ltd., a life science holding group in October 2000 and has served as its president since then. Mr. Bornstein is the Chairman of GCP Clinical Studies Ltd., a provider of clinical research services and educational programs in Israel since January 2002. He is the Chairman of Biotis Ltd., a service company for the bio-pharmaceutical industry, since June 2000. In addition, he is the Chairman of Dolphin Medical Ltd., a service company for the medical device industry, since April 2012 and the Chairman of ASIS Enterprises B.B.G. Ltd., a business August 2007. In October 1992, Mr. Bornstein founded Pharmateam Ltd., an Israeli company that specialized in representing international pharmaceutical companies which was sold in 2000. Mr. Bornstein is also a founder of a number of other privately held life-science companies. Mr. Bornstein served as the Biotechnology Committee Chairman of the Unites States-Israel Science & Technology Commission (the “USISTF”) from September 2002 to February 2005 as well as a consultant for USISTF from September 2002 to February 2005. He is also the founder of ILSI-Israel Life Science Industry Organization (who was integrated into IATI) and ITTN-Israel Tech Transfer Organization. The Company believes that Mr. Bornstein is qualified to serve as a member of the Board due to his extensive experience in, and knowledge of, the life sciences industry and international business.

Scott R. Burell, became a director of the Company following the Merger. From November 2006 until its sale to Invitae Corp. in November 2017, he was the Chief Financial Officer, Secretary and Treasurer of CombiMatrix Corporation (NASDAQ: CBMX), a family health-focused clinical molecular diagnostic laboratory specializing in pre-implantation genetic screening, prenatal diagnosis, miscarriage analysis, and pediatric developmental disorders. He successfully led the split-off of CombiMatrix in 2007 from its former parent, has led several successful public and private debt and equity financing transactions as well as CombiMatrix’s reorganization in 2010. Prior to this, Mr. Burell had served as CombiMatrix’s Vice President of Finance since November 2001 and as its Controller from February 2001 to November 2001. From May 1999 to first joining CombiMatrix in February 2001, Mr. Burell was the Controller for Network Commerce, Inc., a publicly traded technology and information infrastructure company located in Seattle. Prior to this, Mr. Burell spent 9 years with Arthur Andersen’s Audit and Business Advisory practice in Seattle. During his tenure in public accounting, Mr. Burell worked with many clients, both public and private, in the high-tech and healthcare markets, and was involved in numerous public offerings, spin-offs, mergers and acquisitions. Mr. Burell is also a Board member and Audit Committee Chairman of AgEagle Aerial Systems, Inc. (NYSE: UAVS), a publicly-traded agricultural drone company based in Kansas, and is a Board member of Collplant Holdings, Ltd. (Nasdaq: CLGN), an Israeli -based publicly traded biotechnology company focused on regenerative medicine. Mr. Burell obtained his Washington state CPA license in 1992 and is a certified public accountant (currently inactive). He holds Bachelor of Science degrees in Accounting and Business Finance from Central Washington University. The Company believes Mr. Burell’s qualifications to serve on the Board include his experience as an executive of a public life sciences company and knowledge of financial accounting in the medical technology field.

Martin Madden, has been a director of the Company since February 6, 2017. Mr. Madden has held various positions at Johnson & Johnson and its affiliates from 1986 to January 2017, most recently as Vice President, Research & Development of DePuy Synthes, a Johnson & Johnson Company, from February 2016 to January 2017. Prior to that, from July 2015 to February 2016, Mr. Madden was the Vice President, New Product Development of Johnson & Johnson Medical Devices. From January 2012 to July 2015, Mr. Madden was the Vice President, Research & Development of Johnson & Johnson’s Global Surgery Group. Mr. Madden holds a MBA from Columbia University, a M.S. from Carnegie Mellon University in Mechanical Engineering, and a B.S. from the University of Dayton in Mechanical Engineering. The Company believes that Mr. Madden is qualified to serve as a member of the Board due to his extensive experience in research and development, portfolio planning, technology assessment and assimilation, and project management and budgeting.

Prattipati Laxminarain, has been a director of the Company since December 6, 2017. From April 2006 through October 2017, Mr. Laxminarain served as Worldwide President at Codman Neuro, a global neurosurgery and neurovascular company that offers a portfolio of devices for hydrocephalus management, neuro intensive care and cranial surgery and other technologies, and which was part of DePuy Synthes Companies of Johnson & Johnson. Mr. Laxminarain holds an MBA from Indian Institute of Management, Calcutta, India and a Bachelor of Engineering from Osmania University, Hyderabad, India. The Company believes that Mr. Laxminarain is qualified as a Board member of the Company because of his extensive experience working with medical device companies and knowledge of the industries in which the Company intends to compete.

Executive Officers

Following are the name, age and other information for our named executive officers, as of March 30, 2018. All company officers have been appointed to serve until their successors are elected and qualified or until their earlier resignation or removal. Information regarding Messrs. Gadot and Himelfarb is set forth above under “–Board of Directors.”

Name	Age	Position
Harel Gadot	46	President, Chief Executive Officer and Chairman of the Board of Directors
David Ben Naim	49	Chief Financial Officer
Yehezkel (Hezi) Himelfarb	60	General Manager and Chief Operating Officer

David Ben Naim, became the Company’s part-time Chief Financial Officer following the consummation of the Merger. Mr. Ben Naim is the general manager of DBN Finance Services Ltd., a company which provides outsourcing financial services to public and private companies, since 2014, including the Company. Through DBN Finance Services, Mr. Ben Naim has acted as the outsourced CFO for Emerald Medical Applications Corp. (OTC:MRLA), a digital health startup company engaged in the development, sale and service of imaging solutions, and Tempramed Inc., a private medical device company. Prior to that, Mr. Ben Naim served as Chief Financial Officer for several companies in the biomedical and technology industries. From July 2012 to September 2014, Mr. Ben Naim served as Chief Financial Officer for Insuline Medical Ltd. (TASE: INSL), an Israel-based company focused on improving performance of insulin treatment methods. From 2008 until 2011, Mr. Ben Naim served as Chief Financial Officer of Crow Technologies 1977 Ltd. (OTC:CRWTF), a company that designs, develops, manufactures and sells a broad range of security and alarm systems. From 2007 to 2008, Mr. Ben Naim served as Chief Financial Officer of Ilex Medical Ltd. (TASE:ILX), a leading company in the medical diagnostics field. From 2003 to 2007, Mr. Ben Naim was the Corporate Controller of Tadiran Telecom Ltd. He started his career in 1998 at Deloitte & Touche where he left in 2003 as an Audit Senior Manager. Mr. Ben Naim holds a B.A. in social sciences from Open University, Israel, a CPA license from Ramat Gan College, Israel, and an M.B.A. from Ono Academic College, Israel.

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

Audit Committee

The Audit Committee is composed of Messrs. Burell, Madden and Bornstein. Each of the members of the Audit Committee is independent, and the Board has determined that Mr. Burell is an “audit committee financial expert,” as defined in SEC rules. The Audit Committee acts pursuant to a written charter which is available through our website at www.microbotmedical.com.

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

Compensation Committee

The Compensation Committee is composed of Messrs. Waizer, Madden and Bornstein. Each of the members of the Compensation Committee is independent. The Compensation Committee acts pursuant to a written charter which is available through our website at www.microbotmedical.com.

The Compensation Committee acts pursuant to a written charter. The Compensation Committee makes recommendations to the Board of Directors and management concerning salaries in general, determines executive compensation and approves incentive compensation for employees and consultants.

Nominating and Governance Committee

The Corporate Governance Committee is composed of Messrs. Waizer, Laxminarain and Burell. Each of the members of the Corporate Governance Committee is independent. The Corporate Governance Committee acts pursuant to a written charter which is available through our website at www.microbotmedical.com.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers, directors, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC reports of ownership of our securities and changes in reported ownership. Executive officers, directors and greater than 10% beneficial owners are required by SEC rules to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of the copies of such forms furnished to us, or written representations from the reporting persons that no Form 5 was required, we believe that, during the fiscal year ended December 31, 2017, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners have been met, with the exception of Mr. Madden who failed to timely file his Form 3, Mr. Bornstein who failed to timely file 4 reports showing 7 transactions, and Professor Moshe Shoham who failed to timely file one report showing 15 transactions.

Item 11. Executive Compensation.

The following table sets forth information regarding each element of compensation that was paid or awarded to the named executive officers of the Company for the periods indicated.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Harel Gadot(1)	2017	389,000		158,000	—	156,219	—	15,000	718,219
Chief Executive	2016	275,000		—	—	—	—	—	275,000
Officer	2015	91,000		—	—	—	—	—	91,000

Hezi Himelfarb(3)
Chief Operating	2017	228,653	(5)	40,625	—	92,205	—	(5)	361,483
Officer & General	2016	16,000		—	—	—	—	—	16,000
Manager	2015	—		—	—	—	—	—	—

David Ben Naim(4)	2017	66,000		—	—	188	—	—	66,188
Chief Financial	2016	6,000		—	—	—	—	—	6,000
Officer	2015	—		—	—	—	—	—	—

(1)	Mr. Gadot’s compensation prior to the Merger on November 28, 2016 was paid pursuant to a consulting agreement with MEDX Ventures Group LLC, of which Mr. Gadot is the Chief Executive Officer, Company Group Chairman and majority equity owner. All Other Compensation includes Mr. Gadot’s monthly automobile allowance and tax gross-up.
(2)	Amounts shown do not reflect cash compensation actually received by the named executive officer. Instead, the amounts shown are the non-cash aggregate grant date fair values of stock option awards made during the periods presented as determined pursuant to ASC Topic 718 and excludes the effect of forfeiture assumptions. The assumptions used to calculate the fair value of stock option awards are set forth under Note 10 to the Consolidated Financial Statements included herein.
(3)	Mr. Himelfarb commenced employment in December 2016.
(4)	Mr. Ben Naim commenced employment in December 2016.
(5)	The salary includes $13,000 for Mr. Himelfarb’s yearly automobile allowance.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the named executive officers as of the end of the fiscal year ended December 31, 2017.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market value of Shares of Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

Harel Gadot	1,167,693	-	$0.28	9/01/2024	-	-	-	-
	-	1,812,712	1.05	9/14/2027	-	-	-	-
Hezi Himelfarb	-	1,087,627	1.29	10/15/2027	-	-	-	-
David Ben Naim	-	75,000	1.02	12/28/2027	-	-	-	-

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

Mr. Gadot shall also be entitled to receive a target annual cash bonus of up to a maximum amount of 40% of base salary. On March 9, 2017, the Company adopted a 2017 bonus plan (the “Bonus Plan”). The Bonus Plan provides for the payment of Mr. Gadot’s bonus based on certain milestones of the Company being satisfied, as follows:

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

Mr. Himelfarb shall be entitled to grants or payments subject to the adoption by the Company at its discretion of a bonus plan or policy. On March 9, 2017, the Company adopted the Bonus Plan. The Bonus Plan provides for the payment of Mr. Himelfarb’s bonus of up to 25% of his base salary based on certain milestones of the Company being satisfied, as follows:

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

Pursuant to the Agreement, the Company shall pay the Service Provider a fixed fee of NIS 22,000, or the equivalent of approximately $6,110 per month based on an exchange rate of $.28 for NIS1.0, plus VAT per month, and the Company shall reimburse DBN Finance Services for reasonable and customary out of pocket expenses incurred by it or Mr. Ben Naim connection with the performance of the duties under the Services Agreement. In addition, the Company shall maintain for the benefit of Mr. Ben Naim, a Directors and Officers insurance policy, according to the Company’s policy for other directors and officers of the Company.

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

Indemnification Agreements

The Company generally enters into indemnification agreements with each of its directors and executive officers. Pursuant to the indemnification agreements, the Company has agreed to indemnify and hold harmless these current and former directors and officers to the fullest extent permitted by the Delaware General Corporation Law. The agreements generally cover expenses that a director or officer incurs or amounts that a director or officer becomes obligated to pay because of any proceeding to which he is made or threatened to be made a party or participant by reason of his service as a current or former director, officer, employee or agent of the Company, provided that he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Company. The agreements also provide for the advancement of expenses to the directors and officers subject to specified conditions. There are certain exceptions to the Company’s obligation to indemnify the directors and officers, and, with certain exceptions, with respect to proceedings that he initiates.

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

Director Compensation

The Company adopted a compensation package for the non-management members of its Board, pursuant to which each such Board member would receive for his services $12,000 per annum, $750 per duly called Board meeting and $250 per unanimous written consent. Furthermore, each member of the Audit Committee of the Board receives an additional $10,000 per annum, and other committee members receive an additional $5,000 per annum. Board members are also entitled to receive equity awards. Upon joining the Board, a member would receive an initial grant of $40,000 of stock options (calculated as the product of the exercise price on the date of grant multiplied by the number of shares underlying the stock option award required to equal $40,000), with an additional grant of stock options each year thereafter, to purchase such number of shares of the Company’s common stock equal to $20,000, subject to the member of the Board having served on the Board for at least twelve continuous months, and having attended at least 80% of the Board meetings over the prior year.

The following table summarizes cash-based and equity compensation information for our outside directors, including annual Board and committee retainer fees and meeting attendance fees, for the year ended December 31, 2017:

Name	Fees earned or paid in cash	Stock Awards	Option Awards(1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Yoav Waizer	$50,602	$-	$828	$-	$-	$50,000 (2)	$101,430
Moshe Shoham(1)	33,333	-	321	-	-	-	$33,654
Yoseph Bornstein	52,166	-	828	-	-	-	52,994
Solomon Mayer	20,500	-	-	-	-	-	20,500
Scott Burell	53,062	-	828	-	-	-	53,890
Martin Madden	27,270	-	828	-	-	-	28,098
Laxminarain Prattipati	-	-	828	-	-	-	828

(1)	Amounts shown do not reflect cash compensation actually received by the director. Instead, the amounts shown are the non-cash aggregate grant date fair values of stock option awards made during the period presented as determined pursuant to ASC Topic 718 and excludes the effect of forfeiture assumptions. The assumptions used to calculate the fair value of stock option awards are set forth under Note 10 to the Consolidated Financial Statements included herein.

(2)	Represents director fee paid to Mr. Waizer for director services in 2016 to Microbot Medical Ltd.

(3)	Represents consulting fees paid to Professor Shoham. Professor Shoham resigned from the Board as of December 6, 2017.

Messrs. Gadot and Himelfarb received compensation for their respective services to the Company as set forth under the summary compensation table above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number of shares of our common stock beneficially owned, as of March 30, 2018, by (i) each of our directors, (ii) each of our named executive officers, (iii) all of our current directors and executive officers as a group, and (iv) all those known by us to be to a beneficial owner of more than 5% of the company’s common stock. In general, “beneficial ownership” refers to shares that an individual or entity has the power to vote or dispose of, and any rights to acquire common stock that are currently exercisable or will become exercisable within 60 days of March 30, 2018. We calculated percentage ownership in accordance with the rules of the SEC. The percentage of common stock beneficially owned is based on 42,120,427 shares outstanding as of March 30, 2018. In addition, shares issuable pursuant to options or other convertible securities that may be acquired within 60 days of March 30, 2018 are deemed to be issued and outstanding and have been treated as outstanding in calculating and determining the beneficial ownership and percentage ownership of those persons possessing those securities, but not for any other persons.

This table is based on information supplied by each prospective director, officer and principal stockholder of the Company. Except as indicated in footnotes to this table, the Company believes that the stockholders named in this table have sole voting and investment power with respect to all shares of Common Stock shown to be beneficially owned by them, based on information provided by such stockholders. Unless otherwise indicated, the address for each director, executive officer and 5% or greater stockholders of the Company listed is: c/o Microbot Medical Inc., 25 Recreation Park Drive, Unit 108, Hingham, MA 02043.

Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Common Stock Beneficially Owned
Directors and Executive Officers
Harel Gadot(1)	4,154,795	9.52%
Yoav Waizer	–	–
Moshe Shoham(2)	2,550,231	5.29%
Yoseph Bornstein(3)	4,530,409	10.76%
Scott Burell	–	–
Martin Madden	–	–
David Ben Naim	–	–
Yehezkel (Hezi) Himelfarb	–	–
Prattipati Laxminarain	–	–
All current directors and executive officers as a group (9 persons)(4)	11,235,435	25.34%

Five Percent Shareholders
LSA - Life Science Accelerator Ltd.(3)	4,530,409	10.76%
Technion Research and Development Foundation Ltd.(5)	3,555,339	8.44%
MEDX Ventures Group LLC(6)	3,820,664	8.83%
Saber Holding GmbH(7)	4,307,003	10.23%

(1)	Includes 1,167,960 shares of the Company’s common stock issuable upon the exercise of options granted to MEDX Ventures Group and 334,131 shares of the Company’s common stock issuable upon the exercise of options granted to Mr. Gadot. All of such shares and 1,167,960 options are held by MEDX Ventures Group LLC, which is beneficially owned by Mr. Gadot. See Note 6 below.
(2)	Includes 708,141 shares of the Company’s common stock issuable upon the exercise of options.
(3)	Based on representations and other information made or provided to the Company by Mr. Bornstein, Mr. Bornstein is the CEO and Director of LSA and of Shizim, and Mr. Bornstein is the majority equity owner of Shizim. Shizim is the majority equity owner of LSA. Accordingly, Mr. Bornstein may be deemed to share voting and investment power over the shares beneficially owned by these entities and has an address of 16 Iris Street, Rosh-Ha’Ayin Israel 4858022.
(4)	Includes shares of the Company’s common stock issuable upon the exercise of options as set forth in footnotes (1) and (2).
(5)	The address of Technion Research and Development Foundation is Technion City, Malat Bldg., 5th Floor, Haifa, Israel 3200003.

(6)	Includes 1,167,960 shares of the Company’s common stock issuable upon the exercise of options granted to MEDX Ventures Group. Mr. Gadot is the Chief Executive Officer, Company Group Chairman and majority equity owner of MEDX Venture Group and thus may be deemed to share voting and investment power over the shares beneficially owned by this entity. Does not include 334,131 shares of the Company’s common stock issuable upon the exercise of options granted to Mr. Gadot directly. See Note 1 above.
(7)	Pursuant to a Schedule 13D/A-2 filed on June 20, 2017, Mrs. Sandra Berkson owns 100% of the equity of Saber Holding GmbH. Mr. Avram Berkson and Mrs. Sandra Berkson have shared power with Saber to vote or direct the vote, and to dispose or direct the disposition, of such shares. Saber’s address is Krummbaumgasse 10/20, 1020 Wein, Austria.

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

The independent members of our Board are Messrs. Waizer, Bornstein, Burell, Madden and Laxminarain.

Item 14. Principal Accountant Fees and Services.

Audit and Tax Fees

The Board, upon the recommendation of the Audit Committee, has selected the independent accounting firm of Brightman Almagor Zohar & Co., a Member of Deloitte Touche Tohmatsu Limited, to audit the accounts of the Company for the year ending December 31, 2017.

The Audit Committee considered the tax compliance services provided by Brightman Almagor Zohar & Co., concluded that provision of such services is compatible with maintaining the independence of the independent accountants, and approved the provision by Brightman Almagor Zohar & Co. of tax compliance services with respect to the year ending December 31, 2017.

The Audit Committee received the following information concerning the fees of the independent accountants for the years ended December 31, 2017 and 2016, has considered whether the provision of these services is compatible with independence of the independent accountants, and concluded that it is:

Year Ended
	12/31/17	12/31/16
Audit Fees (1)	$35,000	$35,000
Audit-Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–

(1)	Audit fees represents fees for the integrated audit of our annual consolidated financial statements and reviews of the interim consolidated financial statements, and review of audit-related SEC filings; also includes fees related to issuing comfort letter(s). Also includes tax filing fees.

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

(3) Exhibits:

The documents set forth below are filed herewith or incorporated by reference to the location indicated.

Exhibit No.	Title or Description

2.1	Agreement and plan of merger and Reorganization, dated as of August 15, 2016, by and among StemCells, Inc., C&RD Israel Ltd. and Microbot Medical Ltd.(1)
3.1	Restated Certificate of Incorporation of the Registrant(2)
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant(3)
3.3	Amended and Restated By-Laws of the Registrant(4)
3.4	Certificate of Designations of Preferences, Rights and Limitations of the Series A Convertible Preferred Stock(5)
3.5	Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Preferred Stock(12)
4.1	Form of Series A Warrant(6)
4.2	Form of Series B Warrant(6)
10.1	Letter Agreement between the Company and Alpha Capital Anstalt(3)
10.2	Securities Exchange Agreement between the Company and Alpha Capital Anstalt(3)
10.3	Convertible Promissory Note in favor of Alpha Capital Anstalt(3)
10.4	Form of Indemnification Agreement, by and between the Company and each of its directors and officers(3)
10.5*	Employment Agreement with Harel Gadot(3)
10.6*	Services Agreement with DBN Finance Services Ltd.(3)
10.7*	Employment Agreement with Yehezkel Himelfarb(7)
10.8	Securities Exchange Agreement with Alpha Capital Anstalt(5)
10.9	Form of Securities Purchase Agreement, dated as of January 5, 2017(8)
10.10	Placement Agent Agreement, dated as of January 4, 2017(8)
10.11	Asset Purchase Agreement, dated as of November 11, 2016, by and among StemCells, Inc., Stem Cell Sciences Holdings Limited, Stemcells California, Inc., and Boco Silicon Valley, Inc.(15)
10.12	Escrow Agreement, as of November 11, 2016, by and among BOCO Silicon Valley, Inc., StemCells, Inc., Continental Stock Transfer & Trust Company, Kenneth B. Stratton and Alpha Capital Anstalt(15)
10.13	Contract Research Agreement, dated as of January 27, 2017, with The Washington University(15)
10.14	License Agreement, as of June 20, 2012, by and between Technion Research and Development Foundation, and Microbot Medical Ltd.(15)
10.15*	2017 Equity Incentive Plan(13)
10.16*	Letter agreement, dated January 10, 2016, between the Registrant and Martin McGlynn(10)
10.17*	Severance Buy-Out Agreement, Compromise and Release, by and between StemCells, Inc. and Ken Stratton, dated June 6, 2016(11)

10.18*	Severance Buy-Out Agreement, Compromise and Release, by and between StemCells, Inc. and Gregory Schiffman, dated June 6, 2016(11)
10.19*	Severance Buy-Out Agreement, Compromise and Release, by and between StemCells, Inc. and Ian Massey, dated June 6, 2016(11)
10.20*	Cooperation and Consulting Agreement, by and between StemCells, Inc. and Ken Stratton, dated June 6, 2016(11)
10.21*	Cooperation and Consulting Agreement, by and between StemCells, Inc. and Gregory Schiffman, dated June 6, 2016(11)
10.22*	Cooperation and Consulting Agreement, by and between StemCells, Inc. and Ian Massey, dated June 6, 2016(11)
10.23	Trust Agreement, by and between the StemCells, Inc. and David A Bradlow, dated June 16, 2016(11)
10.24	Securities Exchange Agreement, dated May 10, 2017, between the Company and Alpha Capital Anstalt(12)
10.26	Asset Purchase Agreement, dated as of July 13, 2016, by and between StemCells, Inc. and Miltenyi Biotec, Inc. (1)
10.27	Settlement Agreement, dated as of July 29, 2016, by and among BMR-Pacific Research Center LP and StemCells, Inc. (1)
10.28	Agreement, dated January 4, 2018, by and between CardioSert Ltd. and Microbot Medical Ltd.(14)
21.1	Subsidiaries of the Registrant(15)
31.1	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Harel Gadot, Chief Executive Officer)
31.2	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (David Ben Naim, Chief Financial Officer)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Harel Gadot, Chief Executive Officer)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (David Ben Naim, Chief Financial Officer)
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.Pre	XBRL Taxonomy Extension Presentation

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 15, 2016.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and filed on March 15, 2007.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 29, 2016.
(4)	Incorporated by reference to the Registrant’s Current report on Form 8-K filed on May 3, 2016.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 16, 2016.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 11, 2016.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 8, 2016.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 5, 2017.
(9)	Incorporated by reference to the Registrant’s definitive proxy statement filed October 31, 2013.
(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2016, filed on May 10, 2016.
(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2016, filed on August 15, 2016.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 11, 2017.
(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2017, filed on November 14, 2017.
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 8, 2018.
(15)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and filed on March 21, 2017.

* Indicates Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROBOT MEDICAL INC.

/s/ Harel Gadot
Harel Gadot
President, Chief Executive Officer and Chairman
Dated: April 2, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harel Gadot	Chairman, President and Chief Executive Officer	April 2, 2018
Harel Gadot	(Principal Executive Officer)

/s/ David Ben Naim	Chief Financial Officer	April 2, 2018
David Ben Naim	(Principal Financial and Accounting Officer)

/s/ Hezi Himelfarb	Chief Operating Officer, General Manager and Director	April 2, 2018
Yehezkel (Hezi) Himelfarb

/s/ Yoav Waizer	Director	April 2, 2018
Yoav Waizer

/s/ Yoseph Bornstein	Director	April 2, 2018
Yoseph Bornstein

/s/ Pratipatti Laxminarain	Director	April 2, 2018
Pratipatti Laxminarain

/s/ Scott Burell	Director	April 2, 2018
Scott Burell

/s/ Martin Madden	Director	April 2, 2018
Martin Madden

MICROBOT MEDICAL INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MICROBOT MEDICAL, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Microbot Medical, Inc. and its subsidiary (the “Company”) as of December 31, 2017 and 2016 and the related consolidated statements of comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Brightman Almagor Zohar & Co.
Certified Public Accountants
Member of Deloitte Touche Tohmatsu Limited

Tel Aviv, Israel

April 2, 2018

We have served as the Company’s auditor since 2014.

MICROBOT MEDICAL INC.

Consolidated Balance Sheets

U.S. dollars in thousands

(Except share data)

		As of December 31,
	Note	2017	2016

ASSETS

Current assets:
Cash and cash equivalents		$10,787	$2,709
Restricted cash		27	-
Other current assets	3	116	606
		10,930	3,315

Fixed assets, net	4	90	53

Total assets		$11,020	$3,368

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade payables		$78	$512
Accrued liabilities	5	450	271
Total current liabilities		528	783

Long-term liabilities:
Convertible notes	6	-	76
Derivative warrant liability	7	28	313
		28	389

Total liabilities		556	1,172

Commitments and contingencies	8

Temporary equity:	9
Common stock of $0.01 par value; issued and outstanding: 10,702,838 shares as of December 31, 2017 and 2016		500	500

Shareholders’ equity:
Preferred stock of $0.01 par value; Authorized: 1,000,000 shares as of December 31, 2017 and 2016; issued and outstanding: 4,001 and 9,736 shares as of December 31, 2017 and 2016, respectively	9	(*)	(*)
Common stock of $0.01 par value; Authorized: 220,000,000 as of December 31, 2017 and 2016; issued and outstanding: 29,880,289 and 15,848,136 shares as of December 31, 2017, and December 31, 2016, respectively		406	266
Additional paid-in capital		30,182	14,465
Accumulated deficit		(20,624)	(13,035)
		9,964	1,696

		$11,020	$3,368

(*)	Less than 1

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Consolidated Statements of Comprehensive Loss

U.S. dollars in thousands

(Except share data)

		Years ended
		December 31,
	Note	2017	2016

Research and development expenses, net	11	$1,100	$901

General and administrative expenses	12	4,167	8,734

Operating loss		(5,267)	(9,635)

Financing expenses, net	13	2,322	28

Net loss		$(7,589)	$(9,663)

Net loss per share, basic and diluted	10	$0.18	$0.40

Weighted-average number of common shares outstanding, basic and diluted		32,682,401	14,293,737

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Consolidated Statements of Shareholder’s Equity

U.S. dollars in thousands

(Except share data)

	Preferred A Shares – Microbot Medical Ltd. (Pre - merger) *		Preferred A Shares – Microbot Medical Inc. (Post - merger) *			Common Stock		Additional paid-in	Accumulated	Total shareholders’	Temporary
	Number	Amount	Number	Amount		Number	Amount	capital	deficit	equity	equity

Balance, December 31, 2015	8,708,132	$87	-		-	13,182,660	$132	$3,089	$(3,372)	$(64)	$-

Conversion of convertible notes and exercise of warrants issued upon conversion	4,746,237	48	-		-	-	-	1,803	-	1,851	-
Effect of reverse recapitalization	(13,454,369)	(135)	-		-	15,301,675	153	454	-	472	-
Common Stock classified as temporary equity	-	-	-		-	-	-	(500)	-	(500)	500
Beneficial Conversion Feature recorded on convertible debt acquired in reverse recapitalization	-	-	-		-	-	-	2,029	-	2,029	-
Transaction costs incurred in reverse recapitalization	-	-	-		-	7,802,639	78	6,817	-	6,895	-
Cancellation of ordinary shares and issuance of preferred shares	-	-	9,736		(*)	(9,736,000)	(97)	97	-		-
Share based compensation	-	-	-		-	-	-	676	-	676	-
Net loss	-	-	-		-	-	-	-	(9,663)	(9,663)	-

Balances, December 31, 2016	-	-	9,736		(*)	**26,550,974	266	14,465	(13,035)	1,696	500
Issuance of common stock	-	-	-		-	4,450,000	45	12,657	-	12,702	-
Share-based compensation	-	-	-		-	120,000	1	478	-	479	-
Exercise of options	-	-	-		-	471,794	4	(4)	-	-	-
Cashless exercise of warrants	-	-	-		-	359	(*)	-	-	(*)	-
Extinguishment of convertible notes and issuance of preferred A shares	-	-	3,255		(*)	-	-	2,676	-	2,676	-
Conversion of preferred A shares to common stock	-	-	(8,990)		(*)	8,990,000	90	(90)	-	-	-
Net loss	-	-	-		-	-	-	-	(7,589)	(7,589)	-

Balances, December 31, 2017	-	-	4,001	$	(*)	**40,583,127	$406	$30,182	$(20,624)	$9,964	$500

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

MICROBOT MEDICAL INC.

Consolidated Statements of Cash Flows

U.S. dollars in thousands

(Except share data)

	Years ended
	December 31,
	2017		2016

OPERATING ACTIVITIES

Net loss		$(7,589)	$(9,663)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		21	10
Interest and amortization of discount on convertible notes		237	333
Share-based transaction costs incurred in reverse recapitalization		-	7,258
Financing loss on debt extinguishment		2,364	-
Changes in fair value of derivative warrant liability		(285)	(262)
Share-based compensation expense		479	676
Changes in assets and liabilities:
Other receivables		(14)	538
Other payables and accrued liabilities		(69)	324

Net cash used in operating activities		(4,856)	(786)

INVESTMENT ACTIVITIES

Increase in restricted cash		(27)	-
Purchase of property and equipment		(58)	(25)

Net cash used in investing activities		(85)	(25)

FINANCING ACTIVITIES

Acquisition of a subsidiary in connection with reverse recapitalization		-	269
Transaction costs incurred in reverse recapitalization		-	(347)
Inflows in connection with current assets and liabilities acquired in reverse recapitalization, net		317	2,002
Exercise of warrants issued upon conversion of notes		-	409
Issuance of common stock, net of issuance costs		12,702	-
Issuance of convertible notes		-	750

Net cash provided by financing activities		13,019	3,083

Increase in cash and cash equivalents		8,078	2,272

Cash and cash equivalents at the beginning of the year		2,709	437

Cash and cash equivalents at the end of the year		$10,787	$2,709

Supplemental disclosure of cash flow information: Non-cash financing transactions:
Cashless exercise of warrants	$	(*)	$-
Conversion of preferred A shares into common shares		$90	$-
Extinguishment of convertible notes in exchange for preferred A shares		$2,083	$-

(*) Less than 1

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Consolidated Statements of Cash Flows (continued)

U.S. dollars in thousands

(Except share data)

As of November 28, 2016
Assets acquired (liabilities assumed):
Current assets excluding cash and cash equivalents	$(3,618)
Current liabilities	811
Derivative warrant liability	575
Convertible note	2,029
Reverse recapitalization effect on equity	472

Cash acquired in connection with reverse recapitalization	$269

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Notes to the Consolidated Financial Statements

U.S. dollars in thousands

(Except share data)

NOTE 1 - GENERAL

A. Description of Business

Microbot Medical Inc. (the “Company”) is a pre-clinical medical device company specializing in the research, design and development of next generation micro-robotics assisted medical technologies targeting the minimally invasive surgery space. The Company is primarily focused on leveraging its micro-robotic technologies with the goal of improving surgical outcomes for patients.

It was incorporated on August 2, 1988 in the State of Delaware under the name Cellular Transplants, Inc. The original Certificate of Incorporation was restated on February 14, 1992 to change the name of the Company to Cyto Therapeutics, Inc. On May 24, 2000, the Certificate of Incorporation as restated was further amended to change the name of the Company to StemCells, Inc.

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

B. Risk Factors

To date, the Company has not generated revenues from its operations. As of the date of issuance of these financial statements, the Company has cash and cash equivalent balance of approximately $9.5 million, which management believes is sufficient to fund its operations for more than 12 months from the date of issuance of these financial statements and sufficient to fund its operations necessary to continue development activities of its current proposed products. Due to continuing research and development activities, the Company expects to continue to incur net losses into the foreseeable future. The Company plans to continue to fund its current operations as well as other development activities relating to additional product candidates, through future issuances of either debt and/or equity securities and possibly additional grants from the Israeli Innovation Authority. The Company’s ability to raise additional capital in the equity and debt markets is dependent on a number of factors, including, but not limited to, the market demand for the Company’s stock, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to the Company.

C. Use of Estimates

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

MICROBOT MEDICAL INC.

Notes to the Consolidated Financial Statements

U.S. dollars in thousands

(Except share data)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies applied in the preparation of the financial statements are as follows:

A. Basis of Presentation

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

B. Financial Statement in U.S. Dollars

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

C. Cash and Cash Equivalents

Cash and cash equivalents consist of cash and demand deposits in banks, and other short-term liquid investments (primarily interest-bearing time deposits) with original maturities of less than three months.

D. Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, other receivable and other accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of these instruments.

The Company measures the fair value of certain of its financial instruments (such as the derivative warrant liabilities) on a recurring basis. The method of determining the fair value of derivative warrant liabilities is discussed in Note 7.

A fair value hierarchy is used to rank the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

●	Level 1 - Quoted prices (unadjusted) in active markets for identical assets and liabilities.

●	Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as unadjusted quoted prices for similar assets and liabilities, unadjusted quoted prices in the markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

E. Fixed Assets

Fixed assets are presented at costs less accumulated depreciation. Depreciation is calculated based on the straight-line method over the estimated useful lives of the assets, as the following annual rates:

%

Research equipment and software	25-33
Furniture and office equipment	7

MICROBOT MEDICAL INC.

Notes to the Consolidated Financial Statements

U.S. dollars in thousands

(Except share data)

F. Liabilities Due to Termination of Employment Agreements

Under Israeli employment laws, employees of Microbot Israel are included under Article 14 of the Severance Compensation Act, 1963 (“Article 14”). According to Article 14, these employees are entitled to monthly deposits made by Microbot Israel on their behalf with insurance companies.

Payments in accordance with Article 14 release Microbot Israel from any future severance payments (under the Israeli Severance Compensation Act, 1963) with respect of those employees. The aforementioned deposits are not recorded as an asset in the Company’s balance sheet.

G. Basic and Diluted Net Loss Per Share

Basic net loss per share is computed by dividing net loss, as adjusted to include the weighted average number of common shares outstanding during the year. Common shares and preferred shares contingently issuable for little or no cash are included in basic net loss per share on an as issued basis.

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

All outstanding stock options and warrants have been excluded from the calculation of the diluted loss per share for the years ended December 31, 2017 and December 31, 2016, since all such securities have an anti-dilutive effect.

The weighted average number of shares outstanding has been retroactively restated for the equivalent number of shares received by the accounting acquirer as a result of the reverse recapitalization as if these shares had been outstanding as of the beginning of the earliest period presented.

H. Research and Development Expenses, Net

Research and development expenses are charged to the statement of operations as incurred. Grants for funding of approved research and development projects are recognized at the time the Company is entitled to such grants, on the basis of the costs incurred and applied as a deduction from the research and development expenses.

I. Convertible Notes

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

J. Share-Based Compensation

The Company applies ASC 718-10, “Share-Based Payment,” which requires the measurement and recognition of compensation expenses for all share-based payment awards made to employees and directors including stock options under the Company’s stock plans based on estimated fair values.

ASC 718-10 requires companies to estimate the fair value of stock options using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s statement of operations.

The Company accounts for stock-based compensation awards to non-employees in accordance with FASB ASC 505-50, “Equity-Based Payments to Non-Employees” (“FASB ASC 505-50”). Under FASB ASC 505-50, the Company determines the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

MICROBOT MEDICAL INC.

Notes to the Consolidated Financial Statements

U.S. dollars in thousands

(Except share data)

The Company estimates the fair value of stock options granted as share-based payment awards using a Black-Scholes options pricing model. The option-pricing model requires a number of assumptions, of which the most significant are expected volatility and the expected option term (the time from the grant date until the options are exercised or expire). Expected volatility is estimated based on volatility of similar companies in the technology sector for equity awards granted prior to the Merger and on the Company’s trading share price for equity awards granted subsequent to the Merger. The Company has historically not paid dividends and has no foreseeable plans to issue dividends. The risk-free interest rate is based on the yield from governmental zero-coupon bonds with an equivalent term. The expected stock option term is calculated for stock options granted to employees and directors using the “simplified” method. Grants to non-employees are based on the contractual term. Changes in the determination of each of the inputs can affect the fair value of the stock options granted and the results of operations of the Company.

K. Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

L. Transaction Costs

Transaction costs incurred in the Merger were charged directly to equity to the extent of cash and net other current assets acquired. Transaction costs in excess of cash acquired were charged to general and administrative expenses.

M. Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2017 and 2016, the Company had a full valuation allowance against deferred tax assets.

N. Recent Accounting Standards

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” to provide a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The ASU supersedes most current revenue recognition guidance, including industry-specific guidance. The FASB subsequently issued ASU 2015-14, ASU 2016-08 and ASU 2016-12, which clarified the guidance, provided scope improvements and amended the effective date of ASU 2014-09. As a result, ASU 2014-09 becomes effective for the Company in the first quarter of 2018, with early adoption permitted. The Company has not yet generated revenues to date, and does not yet know the impact the standard may have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 “Leases” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. For operating leases, the ASU requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, on its balance sheet. The ASU retains the current accounting for lessors and does not make significant changes to the recognition, measurement, and presentation of expenses and cash flows by a lessee. This ASU is effective for the Company in the first quarter of 2019, with early adoption permitted. The Company continues to evaluate the effect of the adoption of this ASU and expects the adoption will result in an increase in the assets and liabilities on the consolidated balance sheets for operating leases (refer to Note 8) and will likely have an insignificant impact on the consolidated statements of comprehensive loss.

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

MICROBOT MEDICAL INC.

Notes to the Consolidated Financial Statements

U.S. dollars in thousands

(Except share data)

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

In July 2017, the FASB issued ASU 2017-11, which includes Part I “Accounting for Certain Financial Instruments with Down Round Features” and Part II “Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-Controlling Interests with a Scope Exception”. The ASU makes limited changes to the Board’s guidance on classifying certain financial instruments as either liabilities or equity. The ASU’s objective is to improve (1) the accounting for instruments with “down-round” provisions and (2) the readability of the guidance in ASC 480 on distinguishing liabilities from equity by replacing the indefinite deferral of certain pending content with scope exceptions. The ASU is effective for the Company in the first quarter of 2019, with early adoption permitted. The Company has derivative warranty liabilities as discussed in Note 7 which upon adoption of the new standard are expected to be classified as equity.

NOTE 3 - OTHER CURRENT ASSETS

	As of December 31,
	2017	2016

Deposit in escrow account (*)	$-	$400
Government institutions	35	15
Prepaid expenses and others	81	191
	$116	$606

(*)	Purchase Agreement with BOCO. On November 11, 2016, the Company, together with two of its wholly-owned subsidiaries, Stem Cell Sciences Holdings Limited and StemCells California, Inc. (collectively, with the Company, the “Sellers”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with BOCO Silicon Valley, Inc., a California corporation and wholly-owned subsidiary of Bright Oceans Corporation (“BOCO US”).

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

As of December 31, 2017, the Company received $320 from the escrow account and paid $80 to certain consultant relating to BOCO transaction.

The opening balance sheet as of the Merger date included a receivable balance with respect to sale of the Assets of $3.5 which was collected in full as of December 31 2017.

MICROBOT MEDICAL INC.

Notes to the Consolidated Financial Statements

U.S. dollars in thousands

(Except share data)

NOTE 4 - FIXED ASSETS, NET

	As of December 31,
	2017	2016

Cost:
Research equipment and software	$76	$54
Furniture and office equipment	92	56
	168	110
Accumulated Depreciation:
Research equipment and software	42	29
Furniture and office equipment	36	28
	78	57

	$90	$53

NOTE 5 - ACCRUED LIABILITIES

	As of December 31,
	2017	2016

Employees	$64	$102
Government institution	56	24
Other current liabilities	330	145
	$450	$271

NOTE 6 - CONVERTIBLE LOAN FROM SHAREHOLDERS

Microbot Israel Convertible Loan Agreements

On October 8, 2015, Microbot Israel entered into a convertible loan agreement with several investors who were also existing shareholders. According to the loan agreement, Microbot Israel received an amount of $419. The loan bore interest of 10% and was converted to both equity shares and preferred shares warrants of Microbot Israel on the nine-month anniversary of the loan. The Company concluded the conversion feature is not a Beneficial Conversion Feature pursuant to the provisions of ASC 470-20, “Debt with Conversion and Other Options”. Accordingly, the proceeds were recorded in liabilities in their entirety at the date of issuance.

On July 7, 2016, the outstanding principal and accrued interest were converted into 1,315,023 Series A preferred shares, of Microbot Israel (the “Series A Preferred Shares”) and 1,188,275 warrants to purchase the Series A Preferred Shares, at an exercise price of $1.00 per share. The preferred shares warrants were exercised in full in September 2016 for total gross proceeds to Microbot Israel of $410.

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

The Company concluded the value of the loan is predominantly based on a fixed monetary amount known at the date of issuance as represented by the 20% discount on the Company’s valuation. Accordingly, the loan was classified as debt and was measured at its fair value, pursuant to the provisions of ASC 480-10, “Accounting for Certain Financial instruments with Characteristics of both Liabilities and Equity”.

MICROBOT MEDICAL INC.

Notes to the Consolidated Financial Statements

U.S. dollars in thousands

(Except share data)

The fair value of the loan was measured based on observable inputs as the fixed monetary value of the variable number of shares to be issued upon conversion (level 2 measurement).

Secured Note to Alpha Capital Anstalt

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

The Note bears interest at 6% per annum, payable monthly in arrears on the first of the month, beginning on January 1, 2017 until the principal amount is paid in full. In addition, the Note is secured by a first priority security interest in all of the Company’s intellectual property and certain other general assets pursuant to a Security Agreement

Securities Exchange Agreement with Alpha Capital

As of the effective time of the Merger, the Company entered into a Securities Exchange Agreement (the “Exchange Agreement”) with Alpha Capital, providing for the issuance to Alpha Capital of a convertible promissory note by the Company (the “Convertible Note”) in a principal amount of $2,029, which is equal to the principal and accrued interest under the Note, in exchange for (a) the full satisfaction, termination and cancellation of the Note and (b) the release and termination of the Security Agreement and the first priority security interest granted thereunder.

The Convertible Note was convertible into the Company’s Common Stock any time after November 28, 2017 and until the maturity date of November 28, 2019, based on a conversion price of $0.64, subject to adjustments as provided in the Exchange Agreement.

Pursuant to the terms of the Convertible Note, the Company was obligated to pay interest on the outstanding principal amount owed under the Convertible Note at a fixed rate per annum of 6.0%, payable at maturity or earlier upon conversion. The Exchange Agreement contains customary representations and warranties and usual and customary affirmative and negative covenants. The Convertible Note also contained certain customary events of default.

As the Exchange Agreement represented the consummation of the original intent of the Company and Alpha Capital, as of the date of execution of the Merger Agreement (August 2016), to enter into a $2 million convertible note sale transaction, upon the consummation of the Merger, the Company accounted for the convertible note in accordance with such economic substance, as if it had been issued for a cash consideration equal to the principal and accrued interest on the Note, as of the effective date of the Merger, in the amount of $2,029 (the “Assumed Consideration”), which is equal to the principal amount of the Convertible Note as determined in the Exchange Agreement.

The Company concluded the conversion feature of the Convertible Note, based on the commitment date of November 28 2016 (the Exchange Agreement date), is a Beneficial Conversion Feature pursuant to the provisions of ASC 470-20, “Debt with Conversion and Other Options”. Accordingly, $2,029 of the Assumed Consideration was recorded in equity with a corresponding discount on the Convertible Note, to be amortized over its term through maturity.

See also Note 9 – Securities Exchange Agreements with Alpha Capital.

The carrying value of the Convertible Note as of the periods below was calculated as follow:

	As of December 31,
	2017	2016

Convertible note	$-	$2,029
Unamortized discount	-	(1,963)
Accrued interest	-	10
	$-	$76

MICROBOT MEDICAL INC.

Notes to the Consolidated Financial Statements

U.S. dollars in thousands

(Except share data)

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

The remaining outstanding warrants and terms as of December 31, 2017 and 2016 is as follows:

Issuance Date	Outstanding as of December 31, 2016	Outstanding as of December 31, 2017	Exercise Price	Exercisable as of December 31, 2017	Exercisable Through

Series A (2011)	64,230	-	$151.20	-	December 2016
Series A (2013)	57,814	57,814	$194.40	57,814	October 2018
Series A (2013)	2,718	2,718	$183.60	2,718	April 2023
Series A (2015)	10,139	10,139	$91.80	10,139	April 2020
Series A (2016)(a)	10,047	9,279	$2.70	9,279	March 2018
Series B (2016)(a)	41,116	41,116	$2.70	41,116	March 2022

(a)	These warrants contain a full ratchet anti-dilution price protection so that, in most situations upon the issuance of any common stock or securities convertible into common stock at a price below the then-existing exercise price of the outstanding warrants, the warrant exercise price will be reset to the lower common stock sales price. As such anti-dilution price protection does not meet the specific conditions for equity classification, the Company is required to classify the fair value of these warrants as a liability, with changes in fair value to be recorded as income (loss) due to change in fair value of warrant liability. The estimated fair value of our warrant liability at December 31, 2017 and December 31, 2016, was approximately $28 and $313, respectively.

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

The following table summarizes the observable inputs used in the valuation of the derivative warrant liabilities as of December 31, 2017 and December 31, 2016:

	Series A (2011)	Series A (2013)	Series A (2013)	Series A (2015)	Series A (2016)			Series B (2016)	Total
Balances at December 31, 2016	$-	$12	$9	$22		$43		$227	$313
Exercised	-	-	-	-		-		-	-
Cancelled	-	-	-	-		-		-	-
Changes in fair value	-	(12)	(9)	(22)		(43)		(199)	(285)
Balances at December 31, 2017	$-	$-	$-	$-	$	(*	)	$28	$28

(*) Less than 1

MICROBOT MEDICAL INC.

Notes to the Consolidated Financial Statements

U.S. dollars in thousands

(Except share data)

The following table summarizes the observable inputs used in the valuation of the derivative warrant liabilities as of December 31, 2017 and December 31, 2016:

	As of December 31, 2017		As of December 31, 2016
	Series A (2016)	Series B (2016)	Series A (2016)	Series B (2016)
Share price	$1.02	$1.02	$6.10	$6.10
Exercise price	$2.70	$2.70	$2.70	$2.70
Expected volatility	60%	119%	380%	380%
Risk-free interest	1.24%	1.89%	0.85%	1.93%
Dividend yield	—	—	—	—
Expected life of up to (years)	0.25	4.25	1.2	5.2

Activity in such liabilities measured on a recurring basis is as follows:

	Derivative warrant liabilities
As of December 31, 2016	$313
Revaluation of warrants	(285)
Exercise warrants	(*	)
As of December 31, 2017	$28

(*) Less than 1

	Derivative warrant liabilities
As of November 30, 2016	$575
Revaluation of warrants	(262)
Exercise warrants	(*	)
As of December 31, 2016	$313

(*) Less than 1

In accordance with ASC-820-10-50-2(g), the Company has performed a sensitivity analysis of the derivative warrant liabilities of the Company which are classified as level 3 financial instruments. The Company recalculated the value of warrants by applying a +/- 5% changes to the input variables in the Black-Scholes model that vary overtime, namely, the volatility and the risk-free rate. A 5.0% decrease in volatility would decrease the value of the warrants to $27; a 5.0% increase in volatility would increase the value of the warrants to $29. A 5.0% decrease or increase in the risk-free rate would not have materially changed the value of the warrants; the value of the warrants is not strongly correlated with small changes in interest rates.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Microbot Israel obtained from the Israeli Innovation Authority (“IIA”) grants for participation in research and development for the years 2013 through December 31, 2017 in the total amount of approximately $1,183 and, in return, Microbot Israel is obligated to pay royalties amounting to 3% of its future sales up to the amount of the grant. The grant is linked to the exchange rate of the dollar to the New Israeli Shekel and bears interest of Libor per annum.

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

MICROBOT MEDICAL INC.

Notes to the Consolidated Financial Statements

U.S. dollars in thousands

(Except share data)

Lease Agreements

In June 2016, the Company entered into an office lease agreement, with a term ending on February 28, 2018. According to the lease agreement, the monthly office lease payment is approximately $3.

In December 2016, the Company entered into a cars lease agreement, which will end on December 31, 2019. According to the lease agreement, the monthly car lease payment is approximately $2.5.

In May 2017, the Company entered into an office lease agreement effective from February 1, 2018, with a term ending on December 31, 2020. According to the lease agreement, the monthly office lease payment is approximately $14. The Company also has future minimum payments related to maintenance expenses in accordance with the lease agreement. The Company has guarantees in the amount of approximately $55 with respect to this lease agreement.

Compensation Liability

The Company incurred compensation commitments of approximately $400 to a former executive that management estimates as remote that this amount will ever be paid out and therefore is not reflected in these consolidated financial statements.

Contract Research Agreement

On January 27, 2017, the Company entered into a Contract Research Agreement (the “Research Agreement”) with The Washington University (“Washington U.”), pursuant to which the parties will collaborate to determine the effectiveness of the Company’s self-cleaning shunt.

The study in WU includes several phases. The first phase (initial research) was completed. The parties are in the final stage of planning the next phase, including the related various costs. Pursuant to the Research Agreement, all rights, title and interest in the data, information and results obtained or arrived at by Washington U. in the performance of its services under the Research Agreement, as well as any patentable inventions obtained or arrived at in the performance of such services, will be jointly owned by the Company and Washington U., and each will have full right to practice and grant licenses in joint inventions. Additionally, Washington U. granted to the Company: (a) a non-exclusive, worldwide, royalty-free, fully paid-up, perpetual and irrevocable license to use and practice patentable inventions (other than joint inventions and improvements to Washington U.’s animal models) obtained or arrived at by Washington U. in the provision of its services under the Research Agreement (“University Inventions”) with respect to the self-cleaning shunt; and (b) an exclusive option to obtain an exclusive worldwide license in University Inventions, on terms to be negotiated between the parties.

Litigation

The Company is named as the defendant in a lawsuit, captioned Sabby Healthcare Master Fund Ltd. and Sabby Volatility Warrant Master Fund Ltd., Plaintiffs, against Microbot Medical Inc., Defendant, pending in the Supreme Court of the State of New York, County of New York. The complaint alleges, among other things, that the Company breached multiple representations and warranties contained in the Securities Purchase Agreement (the “SPA”) related to the June 8, 2017 equity financing of the Company (the “Financing”), of which the Plaintiffs participated. The complaint seeks rescission of the SPA and return of the Plaintiffs’ $3,375 purchase price with respect to the Financing, and damages in an amount to be determined at trial, but alleged to exceed $1 million. The parties presently are engaged in discovery.

Due to the early stage in the ligation process, management is unable to assess the likelihood of the claim and the amount of potential damages, if any, to be awarded. Management believes that the claims made against it are without merit and intends to vigorously defend itself against these claims. See Note 16 – Subsequent Events, below.

NOTE 9 - SHARE CAPITAL

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

MICROBOT MEDICAL INC.

Notes to the Consolidated Financial Statements

U.S. dollars in thousands

(Except share data)

Share capital developments:

The authorized capital stock consists of 221,000,000 shares of capital stock, which consists of 220,000,000 shares of Common Stock and 1,000,000 shares of undesignated preferred stock, par value $0.01 (the “Preferred Stock”). As of December 31, 2017, the Company had 40,583,127 shares of Common Stock issued and outstanding, and 4,001 shares of Series A Convertible Preferred Stock issued and outstanding.

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

On December 27, 2016, the Company exchanged 9,735,925 shares or rights to acquire shares of its Common Stock, for 9,736 shares of a newly designated class of Series A Convertible Preferred Stock. See “- Securities Exchange Agreement with Alpha Capital” below. See also Note 6 – Securities Exchange Agreement with Alpha Capital, above.

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

On June 5, 2017, the Company entered into a Securities Purchase Agreement with certain institutional investors (the “Investors”) providing for the issuance and sale by the Company to the Investors of an aggregate of 3,750,000 shares of Common Stock, at a purchase price per share of $2.70. The gross proceeds to the Company was $10,125,000 before deducting placement agent fees and offering expenses of $922.

In 2017, the Company issued an aggregate of 8,990,000 shares of its Common Stock upon the conversion of an aggregate of 8,990 shares of its Series A Convertible Preferred Stock.

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

On May 2, 2016, Microbot Israel’s board of directors approved a grant of 500,000 stock options (1,447,223 as retroactively adjusted to reflect the Merger) to certain of its employees and directors. Each stock option was exercisable into an ordinary share, NIS 0.001 par value, of Microbot Israel, at an exercise price equal to the ordinary share’s par value. The stock options were fully vested at the date of grant. As a result, the Company recognized compensation expenses in the amount of $675 included in general and administrative expenses. As the exercise price of the stock options is nominal, Microbot Ltd estimated the fair value of the options as equal to the Company’s share price of $1.35 ($0.47 as retroactively adjusted to reflect the Merger) at the date of grant.

On September 12, 2017, the Company adopted the 2017 Equity Incentive Plan (the “Plan”), which Plan authorizes, among other things, the grant of options to purchase shares of Common Stock to directors, officers and employees of the Company and to other individuals.

On September 14, 2017, the board of directors approved a grant of stock options to purchase an aggregate of up to 1,812,712 shares of Common Stock to Mr. Harel Gadot, the Company’s Chairman of the Board, President and CEO, at an exercise price per share of $1.05. The stock options vest over a period of 3-5 years as outlined in the option agreements. As a result, the Company recognized compensation expenses in the amount of $156 included in general and administrative expenses for the period ended December 31, 2017.

MICROBOT MEDICAL INC.

Notes to the Consolidated Financial Statements

U.S. dollars in thousands

(Except share data)

On September 14, 2017, the board of directors approved a grant of stock options to purchase an aggregate of up to 1,087,627 shares of Common Stock to Mr. Hezi Himelfarb, the company’s General Manager, COO and a member of the Board, at an exercise price per share of $1.29. The grant was subject to the Israeli Tax Authority’s approval of the plan which occurred on October 14, 2017. In accordance with the option agreement, the options vest for period of 3 years starting from the grand date. As a result, the Company recognized compensation expenses in the amount of $92 included in general and administrative expenses for the period ended December 31, 2017.

On December 6, 2017, the board of directors approved a grant of 190,475 stock options to purchase an aggregate of up to 190,475 shares of Common Stock to certain of its directors, at an exercise price per share of $1.05. The stock options vest over a period of 3 years as outlined in the option agreements. As a result, the Company recognized compensation expenses in the amount of $5 included in general and administrative expenses for the period ended December 31, 2017.

On December 28, 2017, the board of directors approved a grant of 990,543 stock options to purchase an aggregate of up to 990,543 shares of Common Stock to certain of its employees, at an exercise price per share of $1.02. The stock options vest over a period of 3 years as outlined in the option agreements. As a result, the Company recognized compensation expenses in the amount of $1 included in general and administrative expenses for the period ended December 31, 2017.

In November, 2017, certain employees and consultants exercised 471,794 options to 471,794 shares of common stock at exercise price of $0.001 per share.

A summary of the Company’s option activity related to options to employees and directors, and related information is as follows:

	For the year ended December 31, 2017
	Number of stock options	Weighted average exercise price	Aggregate intrinsic value
Outstanding at beginning of period	2,614,916	$0.13	$15,624
Granted	4,081,357	1.1
Exercised	(471,794)	-
Cancelled	-	-
Outstanding at end of period	6,224,479	$0.78	$1,859
Vested and expected-to-vest at end of period	2,143,122	$0.13	$1,375

	For the year ended December 31, 2016
	Number of stock options	Weighted average exercise price	Aggregate intrinsic value
Outstanding at beginning of period	1,167,693	$0.28
Granted	1,447,223	(*)
Exercised	-	-
Cancelled	-	-
Outstanding at end of period	2,614,916	$0.13	$15,624
Vested and expected-to-vest at end of period	2,614,916	$0.13	$15,624

(*) Less than 1

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Common Stock and the exercise price, multiplied by the number of in-the-money stock options on those dates that would have been received by the stock option holders had all stock option holders exercised their stock options on those dates.) as of December 31, 2017 and December 31, 2016 respectively,

MICROBOT MEDICAL INC.

Notes to the Consolidated Financial Statements

U.S. dollars in thousands

(Except share data)

The stock options outstanding as of December 31, 2017 and December 31, 2016, separated by exercise prices, are as follows:

Exercise price	Stock options outstanding as of December 31,		Weighted average remaining contractual life – years as of December 31,		Stock options exercisable as of December 31,
	$2017	2016	2017	2016	2017	2016

0.28	1,167,693	1,167,693	8.0	8.0	1,167,693	1,167,693
1.05	2,003,187	-	9.75	-	-	-
1.29	1,087,627	-	9.75	-	-	-
1.02	990,543	-	10	-	-	-
(*)	975,429	1,447,223	8.75	9.5	975,429	1,447,223
	6,224,479	2,614,916	-	-	2,143,122	2,614,916

(*) Less than 1

Compensation expense recorded by the Company in respect of its stock-based employee compensation awards in accordance with ASC 718-10 for the year ended December 31, 2017 and 2016 was $ 254 and $ 675, respectively.

The fair value of the stock options is estimated at the date of grant using Black-Scholes options pricing model with the following weighted-average assumptions:

	Years ended December 31,
	2017	2016

Expected volatility	122.5%	77.3%
Risk-free interest	1.64%	0.6%
Dividend yield	0%	0%
Expected life of up to (years)	6.25	5.0

Shares Issued to Service Provider

In connection with the Merger, the Company issued an aggregate of 7,802,639 restricted shares of its Common Stock to certain advisors. The fair value of the award of approximately $10,000 was estimated based on the share price of the Common Stock of $1.28 as of the date of grant. The portion of the expense in excess of the cash and other current assets acquired in the Merger, in the amount of $7,300 was included in general and administrative expenses in the Statements of Comprehensive Loss.

During 2017 the Company issued an aggregate of 120,000 nonrefundable shares of Common Stock to a consultant as part of investor relations services. The Company recorded expenses of approximately $225 with respect to the issuance of these shares included in general and administrative expenses.

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

On May 9, 2017, the Company entered into a Securities Exchange Agreement with Alpha Capital pursuant to which the Company agreed to issue 3,254 shares of the Series A Convertible Preferred Stock, in exchange for the full satisfaction, termination and cancellation of the outstanding 6% convertible promissory note of the Company in the principal amount of approximately $2,029 issued on November 28, 2016 and held by Alpha Capital. The Series A Convertible Preferred Stock is the same series of securities as the Company’s existing Series A Convertible Preferred Stock issued in December 2016. As a result of the extinguishment of the convertible note and issuance of the preferred shares, the Company recorded a financial loss in the amount of $2,360.

During the year 2017, the holder of the Series A Convertible Preferred Stock converted 8,990 shares of the Series A Convertible Preferred Stock for 8,990,000 shares of Common Stock, pursuant to the terms of conversion of the Series A Convertible Preferred Stock.

MICROBOT MEDICAL INC.

Notes to the Consolidated Financial Statements

U.S. dollars in thousands

(Except share data)

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

The Company evaluated whether an embedded derivative that requires bifurcation exists within such shares that may be subject to repurchase. The Company concluded the fair value of such derivative instrument would be nominal and, in any case, would represent an asset to the Company as (a) the settlement requires acquiring the shares at a discount on the fair market value of the share at the time of re purchase and in no circumstances the acquisition price will be higher than approximately one dollar per share (representing 25% discount on the fair market value of the share at the merger closing date) and (b) it is assumed that the selling shareholders would use such right as last resort as such repurchase at a discount on the fair market value of such shares results in a loss to be incurred by the selling shareholders.

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

NOTE 10 - BASIC AND DILUTED NET LOSS PER SHARE

The basic and diluted net loss per share and weighted average number of common shares used in the calculation of basic and diluted net loss per share are as follows (in thousands, except share and per share data):

	Years Ended December 31,
	2017	2016
Net loss attributable to shareholders of the Company	$7,589	$9,663

Net loss attributable to shareholders of preferred shares	1,582	3,954

Net loss used in the calculation of basic net loss per share	$6,007	$5,709

Net loss per share	$0.18	$0.40

Weighted average number of common shares	32,682,401	14,293,737

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

NOTE 11 - RESEARCH AND DEVELOPMENT EXPENSES, NET

	Years ended December 31,
	2017	2016

Payroll and related expenses	$634	$491
Share-based compensation	1	-
Materials	266	155
Patents	66	75
Office and maintenance expenses	27	21
Rent	34	36
Professional services	174	253
Depreciation	12	7
Other	65	76
Less: Grants received from IIA	(179)	(213)

	$1,100	$901

NOTE 12 - GENERAL AND ADMINISTRATIVE EXPENSES

	Years ended December 31,
	2017	2016

Payroll and related expenses	$1,213	$45
Share-based compensation	253	676
Professional services	1,217	528
Common shares issued for services	-	7,258
Travel	284	180
Marketing expenses	26	-
Office and maintenance expenses	121	-
Depreciation	9	-
Public and Investor Relations	515	-
Insurance	226	-
Governmental Fees	251
Other	52	47
	$4,167	$8,734

NOTE 13 - FINANCE EXPENSES, NET

	Years ended December 31,
	2017	2016

Bank fees and interest	$1	$1
Change in fair value of derivative warrant liability	(285)	(262)
Financing loss on debt extinguishment	2,364	-
Exchange rate differences	5	(44)
Revaluation and interest on convertible loans	237	333
	$2,322	$28

NOTE 14 - TRANSACTIONS AND BALANCES WITH INTERESTED AND RELATED PARTIES

A. Transactions

	Years ended December 31,
	2017	2016

Payroll and related expenses	$851	$-
Directors fees and insurance	463	58
Subcontracted work and consulting	67	253
	$1,381	$311

B. Balances

	As of December 31,
	2017	2016

Other accounts payable	$46	-
	$46	-

MICROBOT MEDICAL INC.

Notes to the Consolidated Financial Statements

U.S. dollars in thousands

(Except share data)

NOTE 15 - TAXES ON INCOME

The Company is subject to income taxes under the Israeli and U.S. tax laws:

Corporate Tax Rates

The Company is subject to Israeli corporate tax rate of 25% in the year 2016, 24% in 2017 and 23% from 2018.

The Company is subject to a blended U.S. tax rate (Federal as well as state corporate tax) of 35%.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law in the United States. The Tax Act, among other provisions, introduces changes in the U.S corporate tax rate, business related exclusions and deductions and credits, and has internationally tax consequences for companies that operate international. Most of the changes introduced in the Tax Act are effective beginning on January 1, 2018. The Tax Act introduces a reduced federal tax rate of 21% from January 1, 2018 and onward.

As of December 31, 2017, the Company generated net operating losses in Israel of approximately $5,267 which may be carried forward and offset against taxable income in the future for an indefinite period.

As of December 31, 2017, the Company generated net operating losses in the U.S. of approximately $2,987. Net operating losses in the United States are available through 2035. Utilization of U.S. net operating losses may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

The Company is still in its development stage and has not yet generated revenues, therefore, it is more likely than not that sufficient taxable income will not be available for the tax losses to be utilized in the future. Therefore, a valuation allowance was recorded to reduce the deferred tax assets to its recoverable amounts.

	As of December 31,
	2017	2016
Net operating loss carry-forward	$488,603	$481,052

Total deferred tax assets	117,265	120,263
Valuation allowance	(117,265)	(120,263)
Net deferred tax assets	$-	$-

Reconciliation of Income Taxes:

The following is a reconciliation of the taxes on income assuming that all income is taxed at the ordinary statutory corporate tax rate in Israel and the effective income tax rate:

	As of December 31,
	2017	2016
Net loss as reported in the statements of operations	$7,589	$9,663
Statutory tax rate	24%	25%
Income Tax under statutory tax rate	1,821	2,416
Change in valuation allowance	(1,821)	(2,416)
Actual income tax	$-	$-

MICROBOT MEDICAL INC.

Notes to the Consolidated Financial Statements

U.S. dollars in thousands

(Except share data)

NOTE 16 -SUBSEQUENT EVENTS

CardioSert

On January 4, 2018, Microbot Medical Ltd. entered into an agreement with CardioSert Ltd. to acquire certain patent-protected technology owned by CardioSert. With the closing of the acquisition expected in April 2018, CardioSert’s issued U.S. patent and three patent applications pending worldwide will be added to Microbot’s patent portfolio which will then have a patent portfolio of 25 issued/allowed patents and 15 patent applications pending worldwide.

Pursuant to the Agreement, Microbot Medical Ltd made an initial payment of $50 to CardioSert and has 90-days to complete the acquisition. At the end of the 90-day period, at Microbot’s sole option, CardioSert shall assign and transfer the Technology to Microbot Medical Ltd and Microbot Medical Ltd shall pay to CardioSert additional amounts and options as determined in the agreements.

The Agreement may be terminated by Microbot at any time during the 90-day pre-closing period, and otherwise for convenience upon 90-days’ notice. The Agreement may be terminated by CardioSert in case the first commercial sale does not occur by the third anniversary of the date of signing of the Agreement except in the event that Microbot has invested more than $2,000 in certain development stages, or the first commercial sale does not occur within 50 months. In each of the above termination events, or in case of breach by Microbot, CardioSert shall have the right to buy back the Technology from Microbot for $1.00, upon 60 days prior written notice, but only 1 year after such termination. Additionally, the Agreement may be terminated by either party upon breach of the other (subject to cure).

CardioSert agreed to assist Microbot in the development of the Technology for a minimum of one year, for a monthly consultation fee of NIS40,000 covering up to 60 consulting hours per month.

Share Capital Developments

In 2018, through March 30, 2018, the Company issued an aggregate of 1,500,000 shares of its Common Stock upon the conversion of an aggregate of 1,500 shares of its Series A Convertible Preferred Stock.

