Form 10-Q
period 2018-03-31
Microbot Medical Inc.
filed 2018-05-15
CIK 883975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 42,120,427 shares of Common Stock, $0.01 par value at May 14, 2018.

MICROBOT MEDICAL INC. AND SUBSIDIARIES

i

MICROBOT MEDICAL INC.

Interim Consolidated Balance Sheets

U.S. dollars in thousands

(Except share data)

	Note	As of March 31, 2018		As of December 31, 2017
		Unaudited		Audited
ASSETS

Current assets:
Cash and cash equivalents		$9,460		$10,787
Restricted cash		27		27
Other current assets		194		116
		9,681		10,930

Fixed assets, net		213		90

Total assets		$9,894		$11,020

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade payables		$89		$78
Accrued liabilities		379		450
Total current liabilities		468		528

Derivative warrant liability	4	15		28

Total liabilities		483		556

Commitments and contingencies	5

Temporary equity:	6
Common stock of $0.01 par value; issued and outstanding: 10,702,838 shares as of March 31, 2018 and December 31, 2017		500		500

Shareholders’ equity:
Preferred stock of $0.01 par value; Authorized: 1,000,000 shares as of March 31, 2018 and December 31, 2017; issued and outstanding: 2,464 and 4,001 shares as of March 31, 2018 and December 31, 2017, respectively	6	(*	)	(*	)
Common stock of $0.01 par value; Authorized: 220,000,000 as of March 31, 2018 and December 31, 2017; issued and outstanding: 31,417,589 and 29,880,289 shares as of March 31, 2018, and December 31, 2017, respectively		421		406
Additional paid-in capital		30,583		30,182
Accumulated deficit		(22,093)		(20,624)
		8,911		9,964

		$9,894		$11,020

(*)       Less than 1

The accompanying notes are an integral part of these interim consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Consolidated Statements of Comprehensive Loss

U.S. dollars in thousands

(Except share data)

		Three months ended
		March 31,
	Note	2018	2017

Research and development expenses, net		$383	$184

General and administrative expenses		1,132	1,049

Operating loss		(1,515)	(1,233)

Financing income (expenses), net		46	(74)

Net loss		$(1,469)	$(1,307)

Net loss per share, basic and diluted	7	$0.03	$0.04

Weighted-average number of common shares outstanding, basic and diluted		41,453,603	27,212,149

The accompanying notes are an integral part of these interim consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Consolidated Statements of Shareholder’s Equity

U.S. dollars in thousands

(Except share data)

	Preferred A Shares				Common Stock			Additional paid-	Accumulated	Total shareholders’	Temporary
	Number	Amount			Number	Amount		in capital	deficit	equity	equity

Balance, December 31, 2016	9,736	$	(*	)	**26,550,974	$266		$14,465	$(13,035)	$1,696	$500

Issuance of Common Stock	-		-		4,450,000	45		12,657	-	12,702	-
Share-based compensation	-		-		120,000	1		478	-	479	-
Exercise of options	-		-		471,794	4		(4)	-	-	-
Cashless exercise of warrants	-		-		359	(*	)	-	-	(* )	-
Extinguishment of convertible notes and issuance of preferred A shares	3,255		(*	)	-	-		2,676	-	2,676	-
Conversion of preferred A shares to common stock	(8,990)		(*	)	8,990,000	90		(90)	-	-	-
Net loss	-		-		-	-		-	(7,589)	(7,589)	-

Balances, December 31, 2017	4,001	$	(*	)	**40,583,127	$406		$30,182	$(20,624)	$9,964	$500
Share-based compensation	-		-		-	-		416	-	416	-
Conversion of preferred A shares to common stock	(1,537)		(*	)	1,537,300	15		(15)	-	-	-
Net loss	-		-		-	-		-	(1,469)	(1,469)	-

Balances, March 31, 2018	2,464	$	(*	)	**42,120,427	$421		$30,583	$(22,093)	$8,911	$500

(*) Less than 1

** Includes 10,702,838 common stock classified as temporary equity.

The accompanying notes are an integral part of these interim consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Consolidated Statements of Cash Flows

U.S. dollars in thousands

(Except share data)

	Three months ended March 31,
	2018	2017

OPERATING ACTIVITIES

Net loss	$(1,469)		$(1,307)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10		6
Interest and revaluation of convertible notes, net	-		169
Changes in fair value of derivative warrant liability	(13)		(88)
Share-based compensation expense	416		-
Changes in assets and liabilities:
Other receivables	(78)		(104)
Other payables and accrued liabilities	(60)		557

Net cash used in operating activities	(1,194)		(767)

INVESTMENT ACTIVITIES

Purchase of property and equipment	(133)		(22)

Net cash used in investing activities	(133)		(22)

FINANCING ACTIVITIES

Outflow in connection with current assets and liabilities acquired in reverse recapitalization, net	-		(208)
Issuance of common stock, net of issuance costs	-		3,290

Net cash provided by financing activities	-		3,082

Net increase (decrease) in cash and cash equivalents and restricted cash	(1,327)		2,293

Cash and cash equivalents and restricted cash at the beginning of the period	10,814		2,709

Cash and cash equivalents and restricted cash at the end of the period	$9,487		$5,002

Supplemental disclosure of cash flow information: Non-cash financing transactions:
Cashless exercise of warrants	$-	$	(* )
Conversion of preferred A shares into common shares	$15		$-

(*) Less than 1

The accompanying notes are an integral part of these interim consolidated financial statements.

MICROBOT MEDICAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

Prior to the Merger, the Company was a biopharmaceutical company that conducted research, development, and commercialization of stem cell therapeutics and related technologies. The sale of substantially all material assets relating to the stem cell business were completed on November 29, 2016.

The Company and its subsidiaries are collectively referred to as the “Company”. “StemCells” or “StemCells, Inc.” refers to the Company prior to the Merger.

MICROBOT MEDICAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

U.S. dollars in thousands

(Except share data)

B.    Risk Factors

To date, the Company has not generated revenues from its operations. As of March 31, 2018, the Company had cash and cash equivalent balance of approximately $9,500, which management believes is sufficient to fund its operations for more than 12 months from the date of issuance of these financial statements and sufficient to fund its operations necessary to continue development activities of its current proposed products. Due to continuing research and development activities, the Company expects to continue to incur net losses into the foreseeable future. The Company plans to continue to fund its current operations as well as other development activities relating to additional product candidates, through future issuances of either debt and/or equity securities and possibly additional grants from the Israeli Innovation Authority and others. The Company’s ability to raise additional capital in the equity and debt markets is dependent on a number of factors, including, but not limited to, the market demand for the Company’s stock, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to the Company.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies applied in the preparation of the financial statements are as follows:

Unaudited Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission (“SEC”) regulations. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting only of normal recurring adjustments except as otherwise discussed).

Operating results for the three-month period ended March 31, 2018, are not necessarily indicative of the results that may be expected for the year ended December 31, 2018.

Significant Accounting Policies

The significant accounting policies followed in the preparation of these unaudited interim condensed consolidated financial statements are identical to those applied in the preparation of the latest annual audited financial statements.

Recent Accounting Standards

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” to provide a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The ASU supersedes most current revenue recognition guidance, including industry-specific guidance. The FASB subsequently issued ASU 2015-14, ASU 2016-08 and ASU 2016-12, which clarified the guidance, provided scope improvements and amended the effective date of ASU 2014-09. As a result, ASU 2014-09 becomes effective for the Company in the first quarter of 2018, with early adoption permitted. The adoption of this standard did not have a material impact on our interim consolidated statements of comprehensive loss since the Company has not yet generated revenues to date.

MICROBOT MEDICAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

U.S. dollars in thousands

(Except share data)

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

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting,” which clarifies when a change to terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the vesting condition, fair value or the award classification is not the same both before and after a change to the terms and conditions of the award. The new guidance is effective for the Company on a prospective basis beginning on January 1, 2018 and early adoption is permitted. The Company has not changed terms or conditions of share-based payment awards, and therefore, this guidance did not have an impact on the Company’s interim consolidated financial statements.

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

MICROBOT MEDICAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

U.S. dollars in thousands

(Except share data)

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

The Note bore interest at 6% per annum, payable monthly in arrears on the first of the month, beginning on January 1, 2017 until the principal amount is paid in full. In addition, the Note was secured by a first priority security interest in all of the Company’s intellectual property and certain other general assets pursuant to a Security Agreement

Securities Exchange Agreement with Alpha Capital

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

Pursuant to the terms of the Convertible Note, the Company was obligated to pay interest on the outstanding principal amount owed under the Convertible Note at a fixed rate per annum of 6.0%, payable at maturity or earlier upon conversion. The Exchange Agreement contained customary representations and warranties and usual and customary affirmative and negative covenants. The Convertible Note also contained certain customary events of default.

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

MICROBOT MEDICAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

U.S. dollars in thousands

(Except share data)

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

See also Note 6 – Securities Exchange Agreement with Alpha Capital.

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

The remaining outstanding warrants and terms as of March 31, 2018 and December 31, 2017 is as follows:

Issuance date	Outstanding as of December 31, 2017	Outstanding as of March 31, 2018	Exercise Price	Exercisable as of March 31, 2018	Exercisable Through

Series A (2013)	57,814	57,814	$194.40	57,814	October 2018
Series A (2013)	2,718	2,718	$183.60	2,718	April 2023
Series A (2015)	10,139	10,139	$91.80	10,139	April 2020
Series A (2016) (a)	9,279	-	$-	-	March 2018
Series B (2016) (a)	41,116	41,116	$2.70	41,116	March 2022

a)	These warrants contain a full ratchet anti-dilution price protection so that, in most situations upon the issuance of any common stock or securities convertible into common stock at a price below the then-existing exercise price of the outstanding warrants, the warrant exercise price will be reset to the lower common stock sales price. As such anti-dilution price protection does not meet the specific conditions for equity classification, the Company is required to classify the fair value of these warrants as a liability, with changes in fair value to be recorded as income (loss) due to change in fair value of warrant liability. The estimated fair value of our warrant liability at March 31, 2018 and December 31, 2017, was approximately $15 and $28, respectively.

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

MICROBOT MEDICAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

U.S. dollars in thousands

(Except share data)

The following table summarizes the observable inputs used in the valuation of the derivative warrant liabilities as of March 31, 2018 and December 31, 2017:

	Series A (2011)	Series A (2013)	Series A (2013)	Series A (2015)	Series A (2016)	Series B (2016)	Total
Balances at December 31, 2017	$-	$-	$-	$-	$ (*)	$28	$28
Exercised	-	-	-	-	-	-	-
Cancelled	-	-	-	-	-	-	-
Changes in fair value	-	-	-	-	(*)	(13)	(13)
Balances at March 31, 2018	$-	$-	$-	$-	$-	$15	$15

(*) Less than 1

The following table summarizes the observable inputs used in the valuation of the derivative warrant liabilities as of March 31, 2018 and December 31, 2017:

	As of March 31, 2018		As of December 31, 2017
	Series A (2016)	Series B (2016)	Series A (2016)	Series B (2016)
Share price	—	$0.69	$1.02	$1.02
Exercise price	—	$2.70	$2.70	$2.70
Expected volatility	—	109%	60%	119%
Risk-free interest	—	2.39%	1.24%	1.89%
Dividend yield	—	—	—	—
Expected life of up to (years)	—	4.00	0.25	4.25

Activity in such liabilities measured on a recurring basis is as follows:

Derivative Warrant Liabilities
As of December 31, 2017	$28
Revaluation of warrants	(13)
As of March 31, 2018	$15

	Derivative Warrant Liabilities
As of December 31, 2016	$313
Revaluation of warrants	(285)
Exercise warrants	(*	)
As of December 31, 2017	$28

(*) Less than 1

In accordance with ASC-820-10-50-2(g), the Company has performed a sensitivity analysis of the derivative warrant liabilities of the Company which are classified as level 3 financial instruments. The Company recalculated the value of warrants by applying a +/- 5% changes to the input variables in the Black-Scholes model that vary overtime, namely, the volatility and the risk-free rate. A 5.0% decrease in volatility would decrease the value of the warrants to $1; a 5.0% increase in volatility would increase the value of the warrants to $1. A 5.0% decrease or increase in the risk-free rate would not have materially changed the value of the warrants; the value of the warrants is not strongly correlated with small changes in interest rates.

MICROBOT MEDICAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

U.S. dollars in thousands

(Except share data)

NOTE 5 - COMMITMENTS AND CONTIGENCIES

Microbot Israel obtained from the Israeli Innovation Authority (“IIA”) grants for participation in research and development for the years 2013 through March 31, 2018 in the total amount of approximately $1,310 and, in return, Microbot Israel is obligated to pay royalties amounting to 3% of its future sales up to the amount of the grant. The grant is linked to the exchange rate of the dollar to the New Israeli Shekel and bears interest of Libor per annum.

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

Lease Agreements

In December 2016, the Company entered into car lease agreements, which will end on December 31, 2019. According to the lease agreement, the monthly car lease payment is approximately $2.5.

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

Contract Research Agreement

On January 27, 2017, the Company entered into a Contract Research Agreement (the “Research Agreement”) with The Washington University (“Washington U.”), pursuant to which the parties are collaborating to determine the effectiveness of the Company’s self-cleaning shunt.

The study in Washington U. includes several phases. The first phase (initial research) was completed. The parties are in the final stage of planning the next phase, including the related various costs. Pursuant to the Research Agreement, all rights, title and interest in the data, information and results obtained or arrived at by Washington U. in the performance of its services under the Research Agreement, as well as any patentable inventions obtained or arrived at in the performance of such services, will be jointly owned by the Company and Washington U., and each will have full right to practice and grant licenses in joint inventions. Additionally, Washington U. granted to the Company: (a) a non-exclusive, worldwide, royalty-free, fully paid-up, perpetual and irrevocable license to use and practice patentable inventions (other than joint inventions and improvements to Washington U.’s animal models) obtained or arrived at by Washington U. in the provision of its services under the Research Agreement (“University Inventions”) with respect to the self-cleaning shunt; and (b) an exclusive option to obtain an exclusive worldwide license in University Inventions, on terms to be negotiated between the parties.

MICROBOT MEDICAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

U.S. dollars in thousands

(Except share data)

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

Tolling and Standstill Agreement

On April 4, 2018, the Company entered into a Tolling and Standstill Agreement (the “Tolling Agreement”) with Empery Asset Master, Ltd., Empery Tax Efficient LP, Empery Tax Efficient II LP, and Hudson Bay Master Fund, Ltd., the other investors in the Financing (the “Other Investors”). Pursuant to the Tolling Agreement, among other things, (a) the Other Investors agree not to bring any claims against the Company arising out of the Matter, (b) the parties agree that if the Company reaches an agreement to settle the claims asserted by the Sabby Funds in the above suit, the Company will provide the same settlement terms on a pro rata basis to the Other Investors, and the Other Investors will either accept same or waive all of their claims and (c) the parties froze in time the rights and privileges of each party as of the effective date of the Tolling Agreement, until (i) an agreement to settle the suit is executed; (ii) a judgment in the suit is obtained; or (iii) the suit is otherwise dismissed with prejudice.

Agreement with CardioSert Ltd.

On January 4, 2018, Microbot Israel entered into an agreement with CardioSert Ltd. (“CardioSert”) to acquire certain patent-protected technology owned by CardioSert (the “Technology”).

Pursuant to the Agreement, Microbot Israel made an initial payment of $50 to CardioSert and has 90-days to elect to complete the acquisition. At the end of the 90-day period, at Microbot Israel’s sole option, CardioSert shall assign and transfer the Technology to Microbot Israel and Microbot Israel shall pay to CardioSert additional amounts and securities as determined in the agreement.

The agreement may be terminated by Microbot Israel at any time for convenience upon 90-days’ notice. The agreement may be terminated by CardioSert in case the first commercial sale does not occur by the third anniversary of the date of signing of the agreement except in the event that Microbot Israel has invested more than $2,000 in certain development stages, or the first commercial sale does not occur within 50 months. In each of the above termination events, or in case of breach by Microbot Israel, CardioSert shall have the right to buy back the Technology from Microbot Israel for $1.00, upon 60 days prior written notice, but only 1 year after such termination. Additionally, the agreement may be terminated by either party upon breach of the other (subject to cure).

CardioSert agreed to assist Microbot Israel in the development of the Technology for a minimum of one year, for a monthly consultation fee of NIS40,000 covering up to 60 consulting hours per month.

MICROBOT MEDICAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

U.S. dollars in thousands

(Except share data)

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

Share Capital Developments

The authorized capital stock consists of 221,000,000 shares of capital stock, which consists of 220,000,000 shares of Common Stock and 1,000,000 shares of undesignated preferred stock, par value $0.01 (the “Preferred Stock”). As of March 31, 2018, the Company had 42,120,127 shares of Common Stock issued and outstanding, and 2,464 shares of Series A Convertible Preferred Stock issued and outstanding.

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

MICROBOT MEDICAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

U.S. dollars in thousands

(Except share data)

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

On September 14, 2017, the board of directors approved a grant of stock options to purchase an aggregate of up to 1,812,712 shares of Common Stock to Mr. Harel Gadot, the Company’s Chairman of the Board, President and CEO, at an exercise price per share of $1.05. The stock options vest over a period of 3-5 years as outlined in the option agreements. As a result, the Company recognized compensation expenses in the amount of $219 and $0 included in general and administrative expenses for the periods ended March 31, 2018 and 2017, respectively.

On September 14, 2017, the board of directors approved a grant of stock options to purchase an aggregate of up to 1,087,627 shares of Common Stock to Mr. Hezi Himelfarb, the company’s General Manager, COO and a member of the Board, at an exercise price per share of $1.29. The grant was subject to the Israeli Tax Authority’s approval of the plan which occurred on October 14, 2017. In accordance with the option agreement, the options vest for period of 3 years starting from the grand date. As a result, the Company recognized compensation expenses in the amount of $108 and $0 included in general and administrative expenses for the periods ended March 31, 2018 and 2017, respectively.

On December 6, 2017, the board of directors approved a grant of 190,475 stock options to purchase an aggregate of up to 190,475 shares of Common Stock to certain of its directors, at an exercise price per share of $1.05. The stock options vest over a period of 3 years as outlined in the option agreements. As a result, the Company recognized compensation expenses in the amount of $15 and $0 included in general and administrative expenses for the periods ended March 31, 2018 and 2017, respectively.

On December 28, 2017, the board of directors approved a grant of 990,543 stock options to purchase an aggregate of up to 990,543 shares of Common Stock to certain of its employees, at an exercise price per share of $1.02. The stock options vest over a period of 3 years as outlined in the option agreements. As a result, the Company recognized compensation expenses in the amount of $71 and $0 included in general and administrative expenses and research and development expenses for the periods ended March 31, 2018 and 2017, respectively.

On November, 2017, certain employees and consultant exercised 471,794 options to 471,794 ordinary shares at exercise price of 0.001 NIS.

A summary of the Company’s option activity related to options to employees and directors, and related information is as follows:

	For the three months ended March 31, 2018
	Number of stock options	Weighted average exercise price	Aggregate intrinsic value

Outstanding at beginning of period	6,224,479	$0.78	$1,859
Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Outstanding at end of period	6,224,479	$0.78	$1,142
Vested and expected-to-vest at end of period	2,477,252	$0.13	$1,031

MICROBOT MEDICAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

U.S. dollars in thousands

(Except share data)

	For the year ended December 31, 2017
	Number of stock options	Weighted average exercise price	Aggregate intrinsic value

Outstanding at beginning of period	2,614,916	$0.13	$3,739
Granted	4,081,357	1.1	-
Exercised	(471,794)	-	-
Cancelled	-	-	-
Outstanding at end of period	6,224,479	$0.78	$1,859
Vested and expected-to-vest at end of period	2,143,122	$0.13	$1,375

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Common Stock and the exercise price, multiplied by the number of in-the-money stock options on those dates that would have been received by the stock option holders had all stock option holders exercised their stock options on those dates.) as of March 31, 2018 and December 31, 2017 respectively,

The stock options outstanding as of March 31, 2018 and December 31, 2017, separated by exercise prices, are as follows:

Exercise price $	Stock options outstanding as of March 31, 2018	Stock options outstanding as of December 31, 2017	Weighted average remaining contractual life – years as of March 31, 2018	Weighted average remaining contractual life – years as of December 31, 2017	Stock options exercisable as of March 31, 2018	Stock options exercisable as of December 31, 2017

0.28	1,167,693	1,167,693	7.75	8.0	1,167,693	1,167,693
1.05	2,003,187	2,003,187	9.50	9.75	334,130	-
1.29	1,087,627	1,087,627	9.50	9.75	-	-
1.02	990,543	990,543	9.75	10	-	-
(*)	975,429	975,429	8.50	8.75	975,429	975,429
	6,224,479	6,224,479	9.05	9.3	2,477,252	2,143,122

(*) Less than 1

Compensation expense recorded by the Company in respect of its stock-based employee compensation awards in accordance with ASC 718-10 for the three-month ended March 31, 2018 and the year ended December 2017 was $ 416 and $ 254, respectively.

MICROBOT MEDICAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

U.S. dollars in thousands

(Except share data)

The fair value of the stock options is estimated at the date of grant using Black-Scholes options pricing model with the following weighted-average assumptions:

	Three months ended March 31, 2018	Year ended December 31, 2017

Expected volatility	109%	122.5%
Risk-free interest	2.39%	1.64%
Dividend yield	0%	0%
Expected life of up to (years)	2.75	6.25

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

During 2017, the Company issued an aggregate of 120,000 nonrefundable shares of Common Stock to a consultant as part of investor relations services. The Company recorded expenses of approximately $225 with respect to the issuance of these shares included in general and administrative expenses.

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

For the three-month ended March 31, 2018, the holder of the Series A Convertible Preferred Stock converted 1,537 shares of the Series A Convertible Preferred Stock for 1,537,000 shares of Common Stock, pursuant to the terms of conversion of the Series A Convertible Preferred Stock.

Repurchase of Shares

The Company intends to enter into a definitive agreement with up to three Israeli shareholders, one of which is a director of the Company, that were former shareholders of Microbot Israel, pursuant to which the Company would repurchase, at a discount on the fair value of the share at the date of repurchase, up to $500 of Common Stock held by them, in the aggregate, if and to the extent such shareholders are unable to sell enough of their shares to cover certain of their Israeli tax liabilities resulting from the Merger. Such repurchase(s), if any, would occur only after the two-year anniversary of the Merger. The transaction is subject to negotiating final terms and entering into definitive agreements with such shareholders.

MICROBOT MEDICAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

U.S. dollars in thousands

(Except share data)

The Company evaluated whether an embedded derivative that requires bifurcation exists within such shares that may be subject to repurchase. The Company concluded the fair value of such derivative instrument would be nominal and, in any case, would represent an asset to the Company as (a) the settlement requires acquiring the shares at a discount on the fair market value of the share at the time of repurchase and in no circumstances the acquisition price will be higher than approximately one dollar per share (representing 25% discount on the fair market value of the share at the merger closing date) and (b) it is assumed that the selling shareholders would use such right as last resort as such repurchase at a discount on the fair market value of such shares results in a loss to be incurred by the selling shareholders.

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

NOTE 7 - BASIC AND DILUTED NET LOSS PER SHARE

The basic and diluted net loss per share and weighted average number of common shares used in the calculation of basic and diluted net loss per share are as follows (in thousands, except share and per share data):

	Three months ended March 31, 2018	Three months ended March 31, 2017

Net loss attributable to shareholders of the Company	$1,469	$1,307

Net loss attributable to shareholders of preferred shares	103	-

Net loss used in the calculation of basic net loss per share	$1,366	$1,307

Net loss per share	$0.03	$0.04

Weighted average number of common shares	41,453,603	27,212,149

As the inclusion of common share equivalents in the calculation would be anti-dilutive for all periods presented, diluted net loss per share is the same as basic net loss per share.

NOTE 8 - TAXES ON INCOME

The Company is subject to income taxes under the Israeli and U.S. tax laws:

Corporate tax rates

The Company is subject to Israeli corporate tax rate of 23% from 2018.

The Company is subject to a Federal tax rate of 21% starting from 2018.

MICROBOT MEDICAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

U.S. dollars in thousands

(Except share data)

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (5) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (6) creating the base erosion anti-abuse tax (BEAT), a new minimum tax; (7) creating a new limitation on deductible interest expense; and (8) changing rules related to uses and limitations of NOL carryforwards created in tax years beginning after December 31, 2017.

The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

As of March 31, 2018, the Company’s assessment of the Tax Act is incomplete, and the Company has not yet been able to make reasonable estimates of the effects. Therefore, no provisional adjustments were recorded.

For the three-month period ended March 31, 2018, the Company generated net operating losses in Israel of approximately $776 which may be carried forward and offset against taxable income in the future for an indefinite period.

For the three-month period ended March 31, 2018, the Company generated net operating losses in the U.S. of approximately $694. Net operating losses in the United States are available through 2035. Utilization of U.S. net operating losses may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

The Company is still in its development stage and has not yet generated revenues, therefore, it is more likely than not that sufficient taxable income will not be available for the tax losses to be utilized in the future. Therefore, a valuation allowance was recorded to reduce the deferred tax assets to its recoverable amounts.

	As of March 31,
	2018	2017
Net operating loss carry-forward	$490,072	$482,322

Total deferred tax assets	$102,916	$115,757
Valuation allowance	(102,916)	(115,757)
Net deferred tax assets	$-	$-

MICROBOT MEDICAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

U.S. dollars in thousands

(Except share data)

Reconciliation of Income Taxes:

The following is a reconciliation of the taxes on income assuming that all income is taxed at the ordinary statutory corporate tax rate in Israel and the effective income tax rate:

	As of March 31,
	2018	2017
Net loss as reported in the statements of operations	$1,469	$1,307
Statutory tax rate	23%	24%
Income Tax under statutory tax rate	338	313
Change in valuation allowance	(338)	(313)
Actual income tax	$-	$-

NOTE 9 - SUBSEQUENT EVENTS

Effective as of April 1, 2018, the Company hired Simon Sharon as the Company’s Chief Technology Officer. Pursuant to the terms thereof, among other things, Mr. Sharon is entitled to options to purchase 150,000 shares of the Company’s common stock, subject and pursuant to the Company’s 2017 Equity Incentive Plan.

On April 10, 2018, Microbot delivered an Exercise Notice to CardioSert Ltd., notifying it that Microbot elected to exercise the option to acquire the Technology owned by CardioSert. (See Note 5)

On May 9, 2018, the holder of the Preferred Stock delivered to the Company a request to convert 800 shares of the Preferred Stock for 800,000 shares of the Company’s common stock, pursuant to the terms of conversion of the Preferred Stock. On May 11, 2018, the Company issued the 800,000 shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The following discussion should be read in conjunction with our unaudited financial statements and related notes included in Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Certain information contained in this MD&A includes “forward-looking statements.” Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition and results of operations, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our existing and proposed business, including many assumptions regarding future events. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including those risks described in detail in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Microbot has no products approved for commercial sale and has not generated any revenues from product sales since its inception in 2010. From inception to March 31, 2018, Microbot has raised cash proceeds of approximately $18,000,000 to fund operations, primarily from government grants, loans, and private placement offerings of debt and equity securities.

Microbot has never been profitable and has incurred significant operating losses in each year since inception. Net losses for the three months ended March 31, 2018 and 2017 were approximately $1,469,000 and $1,307,000, respectively. Substantially all of Microbot’s operating losses resulted from expenses incurred in connection with its research and development programs and from general and administrative costs associated with its operations. As of March 31, 2018, Microbot had a net working capital of approximately $9,213,000, consisting primarily of cash and cash equivalents. Microbot expects to continue to incur significant expenses and increasing operating losses for at least the next several years as it continues the clinical development of and seeks regulatory approval for its product candidates. Accordingly, Microbot will continue to require substantial additional capital to continue its clinical development and potential commercialization activities, however, at this time it believes that its net cash will be sufficient to fund its operations for at least 12 months and fund operations necessary to continue development activities of the SCS and TipCAT. The amount and timing of Microbot’s future funding requirements will depend on many factors, including the timing and results of its clinical development efforts.

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

Results of Operations

Comparison of Quarters Ended March 31, 2018 and 2017

The following table sets forth the key components of Microbot’s results of operations for the quarterly periods ended March 31, 2018 and 2017 (in thousands):

	Quarter Ended March 31,		Increase/
	2018	2017	(Decrease)
Research and development expenses, net	$383	$184	$199
General and administrative expenses	1,132	1,049	83
Financing (income) expenses, net	(46)	74	120

Research and Development Expenses. Microbot’s research and development expenses were approximately $383,000 for the three months ended March 31, 2018, compared to approximately $184,000 for the same period in 2017. The increase in research and development expenses of approximately $199,000 in 2018 was primarily due to an increase in the cost of professional services expenses, share based compensation and maintenance of intellectual property. Microbot expects its research and development expenses to increase over time as Microbot advances its development programs and begins pre-clinical and clinical trials for SCS and TipCAT.

General and Administrative Expenses. General and administrative expenses were approximately $1,132,000 for the three months ended March 31, 2018, compared to approximately $1,049,000 for the same period in 2017. The increase in general and administrative expenses of approximately $83,000 in 2018 was primarily due to increase of $358,000 in share-based compensation deducted by decrease in public company expenses and professional services in total amount of $333,000. Microbot believes its general and administrative expenses may increase over time as it advances its programs, increases its headcount and operating activities and incurs expenses associated with being a public company.

Financing Expenses. Financing expenses were approximately $46,000 for the three months ended March 31, 2018, compared to finance income approximately $74,000 for the same period in 2017. The decrease in financial expenses was primarily due to change in fair value of derivative warrant liabilities.

Liquidity and Capital Resources

Microbot has incurred losses since inception and negative cash flows from operating activities for the three months ended March 31, 2018 and the fiscal year ended December 31, 2017. As of March 31, 2018, Microbot had a net working capital of approximately $9,213,000 consisting primarily of cash and cash equivalents. Microbot anticipates that it will continue to incur net losses for the foreseeable future as it continues research and development efforts of its product candidates, hires additional staff, including clinical, scientific, operational, financial and management personnel, and incurs additional costs associated with being a public company.

Microbot has funded its operations through the issuance of capital stock, grants from the Israeli Innovation Authority, and convertible debt. As of March 31, 2018, Microbot raised total cash proceeds of approximately $18,000,000, and incurred a total cumulative loss of approximately $22,093,000 from inception (November 2010) to March 31, 2018.

As a result of the sale of certain of the assets of StemCells, Inc., Microbot’s predecessor company, on November 29, 2016, Microbot received aggregate net cash consideration of approximately $3.1 million. Additionally, in January 2017, we sold an aggregate of 700,000 shares of our common stock for net proceeds, after deducting placement agent fees and expenses, of approximately $3.25 million, and in June 2017, we sold an aggregate of 3,750,000 shares of our common stock for net proceeds, after deducting placement agent fees and expenses, of approximately $9,300,000.

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

Microbot was also awarded a non-dilutive grant of 50,000€ to continue developing the SCS, from the European Commission. We can submit an additional request in six months for a higher grant up to 2,000,000€, which, if granted, would be used for the continued development of the SCS. We can give no assurance that we will receive such additional grant.

Microbot believes that its net cash as of March 31, 2018 will be sufficient to fund its operations for at least 12 months and fund operations necessary to continue development activities of the SCS and TipCAT.

Microbot plans to continue to fund its research and development and other operating expenses, other development activities relating to additional product candidates, and the associated losses from operations, through future issuances of debt and/or equity securities and possibly additional grants from the Israeli Innovation Authority. Additionally, the Company will require additional capital relating to the acquisition of certain intellectual property assets from CardioSert Ltd., and the planned development and commercialization of such assets. The capital raises from issuances of convertible debt and equity securities could result in additional dilution to Microbot’s shareholders. In addition, to the extent Microbot determines to incur additional indebtedness, Microbot’s incurrence of additional debt could result in debt service obligations and operating and financing covenants that would restrict its operations. Microbot can provide no assurance that financing will be available in the amounts it needs or on terms acceptable to it, if at all. If Microbot is not able to secure adequate additional working capital when it becomes needed, it may be required to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned research programs. Any of these actions could materially harm Microbot’s business.

Cash Flows

The following table provides a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Quarter ended March 31,
	2018	2017
Net cash used in operating activities	$(1,194)	$(767)
Net cash used in investing activities	(133)	(22)
Net cash provided by financing activities	–	3,082
Net increase (decrease) in cash and cash equivalents	(1,327)	2,293

Comparison of the Quarterly Periods Ended March 31, 2018 and 2017

Cash used in operating activities for the three months ended March 31, 2018 was approximately $1,194,000 calculated by adjusting net loss from operations by approximately $275,000 to eliminate non-cash and expense items not involving cash flows such as depreciation and accumulated interest on convertible loans, as well as other changes in assets and liabilities resulting in non-cash adjustments in the income statement. Cash used in operating activities for the three months ended March 31, 2017 was approximately $767,000, similarly adjusted by approximately $540,000.

Net cash used in investing activities for the three months ended March 31, 2018 was approximately $133,000, consisting of purchase of property and equipment, compared to approximately $22,000 for the three months ended March 31, 2017.

Net cash provided by financing activities of approximately $0 for the three months ended March 31, 2018, compared to approximately $3,082,000 in the three months ended March 31, 2017.

Off-Balance Sheet Arrangements

Microbot has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Microbot’s cash and cash equivalents as of March 31, 2018 consisted of readily available checking and money market funds. Microbot’s primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in Microbot’s portfolio, a sudden change in market interest rates would not be expected to have a material impact on Microbot’s financial condition and/or results of operations. Microbot does not believe that its cash or cash equivalents have significant risk of default or illiquidity. While Microbot believes its cash and cash equivalents do not contain excessive risk, Microbot cannot provide absolute assurance that in the future its investments will not be subject to adverse changes in market value. In addition, Microbot maintains significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2018. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the management of the Company, have determined that as of March 31, 2018, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a – 15(f) of the Exchange Act). There are inherent limitations to the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. We have assessed the effectiveness of our internal controls over financial reporting (as defined in Rule 13a -15(f) of the Exchange Act) as of March 31, 2018, and have concluded that, as of March 31, 2018, our internal control over financial reporting was effective.

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

On April 4, 2018, we entered into a Tolling and Standstill Agreement (the “Tolling Agreement”) with Empery Asset Master, Ltd., Empery Tax Efficient LP, Empery Tax Efficient II LP, and Hudson Bay Master Fund, Ltd., the other investors in the Financing (the “Other Investors”). Pursuant to the Tolling Agreement, among other things, (a) the Other Investors agree not to bring any claims against us arising out of the Matter, (b) the parties agree that if we reach an agreement to settle the claims asserted by the Sabby Funds in the above suit, we will provide the same settlement terms on a pro rata basis to the Other Investors, and the Other Investors will either accept same or waive all of their claims and (c) the parties froze in time the rights and privileges of each party as of the effective date of the Tolling Agreement, until (i) an agreement to settle the suit is executed; (ii) a judgment in the suit is obtained; or (iii) the suit is otherwise dismissed with prejudice.

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

Item 1A. Risk Factors.

Not required for a Smaller Reporting Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 7, 2018, the holder of the Series A Convertible Preferred Stock, par value $0.01 per share (the “Preferred Stock”), of the Company, converted an aggregate of 500 shares of the Preferred Stock for an aggregate of 500,000 shares of the Company’s common stock. Pursuant to the terms of conversion of the Preferred Stock, each such share is convertible, upon request and for no additional consideration, into 1,000 shares of the common stock of the Registrant. The issuances of the 500,000 shares of common stock were exempt from registration under Section 4(a)(2) under the Securities Act of 1933, as amended and the rules promulgated thereunder (the “Securities Act”) as transactions not involving a public offering to a single existing stockholder who is an accredited investor, and/or 3(a)(9) under the Securities Act as the Preferred Stock was exchanged for common stock by an existing security holder and no commission or other remuneration was paid.

See “Item 5. Other Information” below.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 9, 2018, Alpha Capital delivered to the Company a request to convert 800 shares of the Preferred Stock held by Alpha Capital for 800,000 shares of the Company’s Common Stock, pursuant to the terms of conversion of the Preferred Stock. On May 11, 2018, the Company issued the 800,000 shares to Alpha Capital. The issuance of the 800,000 shares of common stock was exempt from registration under Section 4(a)(2) under the Securities Act as transactions not involving a public offering to a single existing stockholder who is an accredited investor, and/or 3(a)(9) under the Securities Act as the Preferred Stock was exchanged for common stock by an existing security holder and no commission or other remuneration was paid.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of May 2018.

MICROBOT MEDICAL INC.

By:	/s/ Harel Gadot
Name:	Harel Gadot
Title:	Chairman, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David Ben Naim
Name:	David Ben Naim
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

