Form 10-Q
period 2018-06-30
Microbot Medical Inc.
filed 2018-08-14
CIK 883975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2018

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No[  ]

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 43,720,427 shares of Common Stock, $0.01 par value at August 13, 2018.

MICROBOT MEDICAL INC. AND SUBSIDIARIES

i

MICROBOT MEDICAL INC.

Interim Consolidated Balance Sheets

U.S. dollars in thousands

(Except share data)

	Note	As of June 30, 2018		As of December 31, 2017
		Unaudited		Audited
ASSETS

Current assets:
Cash and cash equivalents		$8,020		$10,787
Restricted cash		27		27
Other current assets		254		116
		8,301		10,930

Fixed assets, net		291		90

Total assets		$8,592		$11,020

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade payables		$192		$78
Accrued liabilities		388		450
Total current liabilities		580		528

Derivative warrant liability	4	14		28

Total liabilities		594		556

Commitments and contingencies	5

Temporary equity:	6
Common stock of $0.01 par value; issued and outstanding: 10,702,838 shares as of June 30, 2018 and December 31, 2017		500		500

Shareholders’ equity:
Preferred stock of $0.01 par value; Authorized: 1,000,000 shares as of June 30, 2018 and December 31, 2017; issued and outstanding: 1,001 and 4,001 shares as of June 30, 2018 and December 31, 2017, respectively	6	(*	)	(*	)
Common stock of $0.01 par value; Authorized: 220,000,000 as of June 30, 2018 and December 31, 2017; issued and outstanding: 33,017,589 and 29,880,289 shares as of June 30, 2018, and December 31, 2017, respectively		437		406
Additional paid-in capital		31,047		30,182
Accumulated deficit		(23,986)		(20,624)
		7,498		9,964

		$8,592		$11,020

(*)	Less than 1

The accompanying notes are an integral part of these interim consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Consolidated Statements of Comprehensive Loss

U.S. dollars in thousands

(Except share data)

		Three months ended		Six months ended
		June 30,		June 30,
	Note	2018	2017	2018	2017

Research and development expenses, net		$747	$377	$1,130	$561

General and administrative expenses		1,145	885	2,277	1,934

Operating loss		(1,892)	(1,262)	(3,407)	(2,495)

Financing income (expenses), net		(1)	(2,246)	45	(2,320)

Net loss		$(1,893)	$(3,508)	$(3,362)	$(4,815)

Net loss per share, basic and diluted	7	$(0.04)	$(0.09)	$(0.08)	$(0.13)

Weighted-average number of common shares outstanding, basic and diluted		42,831,416	29,108,410	42,146,315	28,165,518

The accompanying notes are an integral part of these interim consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Consolidated Statements of Shareholder’s Equity

U.S. dollars in thousands

(Except share data)

	Preferred A Shares				Common Stock			Additional paid-in	Accumulated	Total shareholders’	Temporary
	Number	Amount			Number	Amount		capital	deficit	equity	equity

Balance, December 31, 2016	9,736	$	(*	)	**26,550,974	$266		$14,465	$(13,035)	$1,696	$500

Issuance of common stock	-		-		4,450,000	45		12,657	-	12,702	-
Share-based compensation	-		-		120,000	1		478	-	479	-
Exercise of options	-		-		471,794	4		(4)	-	-	-
Cashless exercise of warrants	-		-		359	(*	)	-	-	(* )	-
Extinguishment of convertible notes and issuance of preferred A shares	3,255		(*	)	-	-		2,676	-	2,676	-
Conversion of preferred A shares to common stock	(8,990)		(*	)	8,990,000	90		(90)	-	-	-
Net loss	-		-		-	-		-	(7,589)	(7,589)	-

Balances, December 31, 2017	4,001	$	(*	)	**40,583,127	$406		$30,182	$(20,624)	$9,964	$500
Share-based compensation	-		-		-	-		822	-	822	-
Shares issued as consideration-vendor	-		-		100,000	1		73	-	74	-
Exercise of options	-		-		37,300	-		-	-	-	-
Conversion of preferred A shares to common stock	(3,000)		(*	)	3,000,000	30		(30)	-	-	-
Net loss	-		-		-	-		-	(3,362)	(3,362)	-

Balances, June 30, 2018	1,001	$	(*	)	**43,720,427	$437		$31,047	$(23,986)	$7,498	$500

(*) Less than 1

** Includes 10,702,838 common stock classified as temporary equity.

The accompanying notes are an integral part of these interim consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Consolidated Statements of Cash Flows

U.S. dollars in thousands

(Except share data)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

OPERATING ACTIVITIES

Net loss	$(1,893)	$(3,508)	$(3,362)		$(4,815)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13	6	23		12
Interest and revaluation of convertible notes, net	-	66	-		237
Financing loss on debt extinguishment	-	2,364	-		2,364
Changes in fair value of derivative warrant liability	(1)	(187)	(14)		(275)
Shares issued as consideration-vendor	74	-	74		-
Share-based compensation expense	406	154	822		154
Changes in assets and liabilities:
Other receivables	(60)	(165)	(138)		(268)
Other payables and accrued liabilities	112	(161)	52		396

Net cash used in operating activities	(1,349)	(1,431)	(2,543)		(2,198)

INVESTMENT ACTIVITIES
Increase in restricted cash	-	(27)	-		(27)
Purchase of property and equipment	(91)	(6)	(224)		(28)

Net cash used in investing activities	(91)	(33)	(224)		(55)

FINANCING ACTIVITIES

Outflow (inflow) in connection with current assets and liabilities acquired in reverse recapitalization, net	-	126	-		(82)
Issuance of common stock, net of issuance costs	-	9,414	-		12,704

Net cash provided by financing activities	-	9,540	-		12,622

Net increase (decrease) in cash and cash equivalents and restricted cash	(1,440)	8,076	(2,767)		10,369

Cash and cash equivalents and restricted cash at the beginning of the period	9,487	5,002	10,814		2,709

Cash and cash equivalents and restricted cash at the end of the period	$8,047	$13,078	$8,047		$13,078

Supplemental disclosure of cash flow information:
Non-cash financing transactions:
Cashless exercise of warrants	$-	$-	$-	$	(*)
Conversion of preferred A shares into common shares	$15	$2,083	$30		$2,083

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

To date, the Company has not generated revenues from its operations. As of June 30, 2018, the Company had cash and cash equivalent balance of approximately $8,020, which management believes is sufficient to fund its operations for more than 12 months from the date of issuance of these financial statements and sufficient to fund its operations necessary to continue development activities of its current proposed products. Due to continuing research and development activities, the Company expects to continue to incur net losses into the foreseeable future. The Company plans to continue to fund its current operations as well as other development activities relating to additional product candidates, through future issuances of either debt and/or equity securities and possibly additional grants from the Israeli Innovation Authority and others. The Company’s ability to raise additional capital in the equity and debt markets is dependent on a number of factors, including, but not limited to, the market demand for the Company’s stock, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to the Company.

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

Operating results for the six-month period ended June 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

The Convertible Note was convertible into the Company’s Common Stock any time after November 28, 2017 and until the maturity date of November 28, 2019, based on a conversion price per share of $0.64, subject to adjustments as provided in the Exchange Agreement.

NOTE 4 - DERIVATIVE WARRANT LIABILITIES

The remaining outstanding warrants and terms as of June 30, 2018 and December 31, 2017 is as follows:

Issuance date	Outstanding as of December 31, 2017	Outstanding as of June 30, 2018	Exercise Price	Exercisable as of June 30, 2018	Exercisable Through

Series A (2013)	57,814	57,814	$194.40	57,814	October 2018
Series A (2013)	2,718	2,718	$183.60	2,718	April 2023
Series A (2015)	10,139	10,139	$91.80	10,139	April 2020
Series A (2016) (a)	9,279	-	$-	-	March 2018
Series B (2016) (a)	41,116	41,116	$2.70	41,116	March 2022

a)	These warrants contain a full ratchet anti-dilution price protection so that, in most situations upon the issuance of any common stock or securities convertible into common stock at a price below the then-existing exercise price of the outstanding warrants, the warrant exercise price will be reset to the lower common stock sales price. As such anti-dilution price protection does not meet the specific conditions for equity classification, the Company is required to classify the fair value of these warrants as a liability, with changes in fair value to be recorded as income (loss) due to change in fair value of warrant liability. The estimated fair value of our warrant liability at June 30, 2018 and December 31, 2017, was approximately $14 and $28, respectively.

As quoted prices in active markets for identical or similar warrants are not available, the Company uses directly observable inputs in the valuation of its derivative warrant liabilities (level 3 measurement).

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

The following table summarizes the observable inputs used in the valuation of the derivative warrant liabilities as of June 30, 2018 and December 31, 2017:

	Series A (2011)	Series A (2013)	Series A (2013)	Series A (2015)	Series A (2016)			Series B (2016)	Total
Balances at December 31, 2017	$-	$-	$-	$-	$	(*	)	$28	$28
Exercised	-	-	-	-		-		-	-
expiration	-	-	-	-		(*	)	-	(*	)
Changes in fair value	-	-	-	-		-		(14)	(14)
Balances at June 30, 2018	$-	$-	$-	$-		$-		$14	$14

(*) Less than 1

The following table summarizes the observable inputs used in the valuation of the derivative warrant liabilities as of June 30, 2018 and December 31, 2017:

	As of June 30, 2018		As of December 31, 2017
	Series A (2016)	Series B (2016)	Series A (2016)	Series B (2016)
Share price	—	$0.74	$1.02	$1.02
Exercise price	—	$2.70	$2.70	$2.70
Expected volatility	—	102.8%	60%	119%
Risk-free interest	—	2.39%	1.24%	1.89%
Dividend yield	—	—	—	—
Expected life of up to (years)	—	3.75	0.25	4.25

Activity in such liabilities measured on a recurring basis is as follows:

Derivative Warrant Liabilities
As of December 31, 2017	$28
Revaluation of warrants	(14)
As of June 30, 2018	$14

	Derivative Warrant Liabilities
As of December 31, 2016	$313
Revaluation of warrants	(285)
Exercise warrants	(*	)
As of December 31, 2017	$28

(*) Less than 1

In accordance with ASC-820-10-50-2(g), the Company has performed a sensitivity analysis of the derivative warrant liabilities of the Company which are classified as level 3 financial instruments. The Company recalculated the value of warrants by applying a +/- 5% changes to the input variables in the Black-Scholes model that vary overtime, namely, the volatility and the risk-free rate. A 5.0% decrease or increase in volatility would not have materially changed the value of the warrants. A 5.0% decrease or increase in the risk-free rate would not have materially changed the value of the warrants; the value of the warrants is not strongly correlated with small changes in interest rates.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Microbot Israel obtained from the Israeli Innovation Authority (“IIA”) grants for participation in research and development for the years 2013 through June 30, 2018 in the total amount of approximately $1,310 and, in return, Microbot Israel is obligated to pay royalties amounting to 3% of its future sales up to the amount of the grant. The grant is linked to the exchange rate of the dollar to the New Israeli Shekel and bears interest of Libor per annum.

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

In January 2018, the Company entered into an office lease agreement, with a term ending on December 31, 2021. According to the lease agreement, the monthly office lease payment is approximately $4.

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

Litigation

The Company is named as the defendant in a lawsuit, captioned Sabby Healthcare Master Fund Ltd. and Sabby Volatility Warrant Master Fund Ltd., Plaintiffs, against Microbot Medical Inc., Defendant, pending in the Supreme Court of the State of New York, County of New York. The complaint alleges, among other things, that the Company breached multiple representations and warranties contained in the Securities Purchase Agreement (the “SPA”) related to the June 8, 2017 equity financing of the Company (the “Financing”), of which the Plaintiffs participated. The complaint seeks rescission of the SPA and return of the Plaintiffs’ $3,375 purchase price with respect to the Financing, and damages in an amount to be determined at trial but alleged to exceed $1 million. On August 3, 2018, both Plaintiffs and Defendant filed motions for summary judgment.

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

On April 10, 2018, Microbot delivered an Exercise Notice to CardioSert Ltd., notifying it that Microbot elected to exercise the option to acquire the Technology owned by CardioSert and therefore made an additional cash payment of $250 and 100,000 common shares estimated of $74. (see note 6).

The agreement may be terminated by Microbot Israel at any time for convenience upon 90-days’ notice. The agreement may be terminated by CardioSert in case the first commercial sale does not occur by the third anniversary of the date of signing of the agreement except if Microbot Israel has invested more than $2,000 in certain development stages, or the first commercial sale does not occur within 50 months. In each of the above termination events, or in case of breach by Microbot Israel, CardioSert shall have the right to buy back the Technology from Microbot Israel for $1.00, upon 60 days prior written notice, but only 1 year after such termination. Additionally, the agreement may be terminated by either party upon breach of the other (subject to cure).

CardioSert agreed to assist Microbot Israel in the development of the Technology for a minimum of one year, for a monthly consultation fee of NIS 40,000 covering up to 60 consulting hours per month.

Agreement with Simon Sharon

Effective as of April 1, 2018, the Company hired Simon Sharon as the Company’s Chief Technology Officer. Pursuant to the terms thereof, among other things, Mr. Sharon is entitled to options to purchase 150,000 shares of the Company’s common stock, subject and pursuant to the Company’s 2017 Equity Incentive Plan. Such options have not been issued as of June 30, 2018.

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

Share Capital Developments

The authorized capital stock consists of 221,000,000 shares of capital stock, which consists of 220,000,000 shares of Common Stock and 1,000,000 shares of undesignated preferred stock, par value $0.01 (the “Preferred Stock”). As of June 30, 2018, the Company had 42,120,127 shares of Common Stock issued and outstanding, and 2,464 shares of Series A Convertible Preferred Stock issued and outstanding.

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

On September 14, 2017, the board of directors approved a grant of stock options to purchase an aggregate of up to 1,812,712 shares of Common Stock to Mr. Harel Gadot, the Company’s Chairman of the Board, President and CEO, at an exercise price per share of $1.05. The stock options vest over a period of 3-5 years as outlined in the option agreements. As a result, the Company recognized compensation expenses in the amount of $339 and $0 included in general and administrative expenses for the period ended June 30, 2018 and 2017, respectively.

On September 14, 2017, the board of directors approved a grant of stock options to purchase an aggregate of up to 1,087,627 shares of Common Stock to Mr. Hezi Himelfarb, the company’s General Manager, COO and a member of the Board, at an exercise price per share of $1.29. The grant was subject to the Israeli Tax Authority’s approval of the plan which occurred on October 14, 2017. In accordance with the option agreement, the options vest for period of 3 years starting from the grand date. As a result, the Company recognized compensation expenses in the amount of $231 and $0 included in general and administrative expenses for the period ended June 30, 2018 and 2017 respectively.

On December 6, 2017, the board of directors approved a grant of 190,475 stock options to purchase an aggregate of up to 190,475 shares of Common Stock to certain of its directors, at an exercise price per share of $1.05. The stock options vest over a period of 3 years as outlined in the option agreements. As a result, the Company recognized compensation expenses in the amount of $41 and $0 included in general and administrative expenses for the period ended June 30, 2018 and 2017 respectively.

On December 28, 2017, the board of directors approved a grant of 990,543 stock options to purchase an aggregate of up to 990,543 shares of Common Stock to certain of its employees, at an exercise price per share of $1.02. The stock options vest over a period of 3 years as outlined in the option agreements. As a result, the Company recognized compensation expenses in the amount of $211 and $0 included in general and administrative expenses and research and development expenses for the period ended June 30, 2018 and 2017 respectively.

In November 2017, certain employees and consultant exercised 471,794 options to purchase 471,794 shares of common stock at an exercise price of $0.001 per share.

In February 2018, an employee exercised options to purchase 37,300 shares of common stock at an exercise price of $0.001 per share.

A summary of the Company’s option activity related to options to employees and directors, and related information is as follows:

	For the six months ended June 30, 2018
	Number of stock options	Weighted average exercise price	Aggregate intrinsic value

Outstanding at beginning of period	6,224,479	$0.78	$1,859
Granted	-	-	-
Exercised	(37,300)	-	-
Cancelled	-	-	-
Outstanding at end of period	6,187,179	$0.78	$1,231
Vested and expected-to-vest at end of period	3,075,354	$0.46	$1,221

	For the year ended December 31, 2017
	Number of stock options	Weighted average exercise price	Aggregate intrinsic value

Outstanding at beginning of period	2,614,916	$0.13	$3,739
Granted	4,081,357	1.1	-
Exercised	(471,794)	-	-
Cancelled	-	-	-
Outstanding at end of period	6,224,479	$0.78	$1,859
Vested and expected-to-vest at end of period	2,143,122	$0.13	$1,375

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Common Stock and the exercise price, multiplied by the number of in-the-money stock options on those dates that would have been received by the stock option holders had all stock option holders exercised their stock options on those dates.) as of June 30, 2018 and December 31, 2017 respectively.

The stock options outstanding as of June 30, 2018 and December 31, 2017, separated by exercise prices, are as follows:

Exercise price $		Stock options outstanding as of June 30, 2018	Stock options outstanding as of December 31, 2017	Weighted average remaining contractual life – years as of June 30, 2018	Weighted average remaining contractual life – years as of December 31, 2017	Stock options exercisable as of June 30, 2018	Stock options exercisable as of December 31, 2017

0.28		1,167,693	1,167,693	7.50	8.0	1,167,693	1,167,693
1.05		2,003,187	2,003,187	9.25	9.75	481,990	-
1.29		1,087,627	1,087,627	9.25	9.75	271,907	-
1.02		990,543	990,543	9.50	10	215,636	-
(*	)	938,129	975,429	8.25	8.75	938,129	975,429
		6,187,179	6,224,479	8.80	9.3	3,075,354	2,143,122

(*)	Less than 0.01

Compensation expense recorded by the Company in respect of its stock-based employee compensation awards in accordance with ASC 718-10 for the six-months ended June 31, 2018 and the year ended December 31, 2017 was $822 and $254, respectively.

The fair value of the stock options is estimated at the date of grant using Black-Scholes options pricing model with the following weighted-average assumptions:

	Six months ended June 30, 2018	Year ended December 31, 2017

Expected volatility	109%	122.5%
Risk-free interest	2.39%	1.64%
Dividend yield	0%	0%
Expected life of up to (years)	2.75	6.25

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

On May 24, 2018, the Company issued an aggregate of 100,000 nonrefundable shares of Common Stock to CardioSert as part of certain patent acquisition. The Company recorded expenses of approximately $74 with respect to the issuance of these shares included in research and development expenses.

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

During the year ended December 31, 2017, the holder of the Series A Convertible Preferred Stock converted 8,990 shares of the Series A Convertible Preferred Stock for 8,990,000 shares of Common Stock, pursuant to the terms of conversion of the Series A Convertible Preferred Stock.

For the six-months ended June 30, 2018, the holder of the Series A Convertible Preferred Stock converted 3,000 shares of the Series A Convertible Preferred Stock for 3,000,000 shares of Common Stock, pursuant to the terms of conversion of the Series A Convertible Preferred Stock.

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

NOTE 7 - BASIC AND DILUTED NET LOSS PER SHARE

The basic and diluted net loss per share and weighted average number of common shares used in the calculation of basic and diluted net loss per share are as follows (in thousands, except share and per share data):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Net loss attributable to shareholders of the Company	$(1,893)	$(3,508)	$(3,362)	$(4,815)

Net loss attributable to shareholders of preferred shares	(76)	(938)	(185)	(1,279)

Net loss used in the calculation of basic net loss per share	$(1,817)	$(2,570)	$(3,177)	$(3,536)

Net loss per share	$(0.04)	$(0.09)	$(0.08)	$(0.13)

Weighted average number of common shares	42,831,416	29,108,410	42,146,315	28,165,518

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

As of June 30, 2018, the Company’s assessment of the Tax Act is incomplete, and the Company has not yet been able to make reasonable estimates of the effects. Therefore, no provisional adjustments were recorded.

For the six and three-month periods ended June 30, 2018, the Company generated net operating losses in Israel of approximately $1,170 and $776, respectively, which may be carried forward and offset against taxable income in the future for an indefinite period.

For the six and three-month periods ended June 30, 2018, the Company generated net operating losses in the U.S. of approximately $1,416 and $694, respectively. Net operating losses in the United States are available through 2035. Utilization of U.S. net operating losses may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

The Company is still in its development stage and has not yet generated revenues, therefore, it is more likely than not that sufficient taxable income will not be available for the tax losses to be utilized in the future. Therefore, a valuation allowance was recorded to reduce the deferred tax assets to its recoverable amounts.

	As of June 30,
	2018	2017
Net operating loss carry-forward	$491,965	$485,830

Total deferred tax assets	$103,313	$111,740
Valuation allowance	(103,313)	(111,740)
Net deferred tax assets	$-	$-

Reconciliation of Income Taxes:

The following is a reconciliation of the taxes on income assuming that all income is taxed at the ordinary statutory corporate tax rate in Israel and the effective income tax rate:

	As of June 30,
	2018	2017
Net loss as reported in the statements of operations	$3,362	$4,815
Statutory tax rate	23%	24%
Income tax under statutory tax rate	773	1,156
Change in valuation allowance	(773)	(1,156)
Actual income tax	$-	$-

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

Microbot’s current technological platforms, ViRobTM, TipCATTM and CardioSertTM, are comprised of three technologies from which the Company is currently developing its first product candidate: the Self Cleaning Shunt, or SCSTM, for the treatment of hydrocephalus and Normal Pressure Hydrocephalus, or NPH; and focusing on the development of a Multi Generation Pipeline Portfolio (MGPP) utilizing all technologies.

The ViRobTM technology is being designed to be an autonomous crawling micro-robot which can be controlled remotely or within the body. Its miniature dimensions are expected to allow it to navigate and crawl in different spaces within the human body, including blood vessels, the digestive tract and the respiratory system. Its unique structure is expected to give it the ability to move in tight spaces and curved passages as well as the ability to remain within the human body for prolonged time.

The TipCATTM is being designed to be a transformational self-propelled, flexible, and semi-disposable endoscope providing see & treat capabilities within tubular lumens in the human body such as the colon, blood vessels, and the urinary tract. Its locomotion mechanism is expected to be suitable to navigate and crawl through natural & artificial tubular lumens, applying the minimal necessary pressure to achieve the adequate friction required for gentle, fast, and safe advancement within the human body.

On May 25, 2018, the Company acquired a novel patent-protected technology from CardioSert Ltd., a privately-held medical device company based in Israel. The CardioSertTM technology is a unique combination of a guidewire and microcatheter, technologies that are broadly used for endoluminal surgery. The CardioSertTM technology features unique steering and stiffness control capabilities, and it was originally developed to support interventional cardiologists in crossing the most complex lesions called chronic total occlusion (CTO) during percutaneous coronary intervention (PCI) procedures and has the potential to be used in other spaces and applications, such as peripheral intervention, neurosurgery and urology. CardioSertTM was part of a technological incubator supported by the Israel Innovation Authorities (formerly known as the Office of the Chief Scientist, or OCS), and its device has successfully completed pre-clinical testing.

With the addition of CardioSerts’ issued U.S. patent and three patent applications pending worldwide, Microbot has a patent portfolio of 25 issued/allowed patents and 15 patent applications pending worldwide.

Microbot has no products approved for commercial sale and has not generated any revenues from product sales since its inception in 2010. From inception to June 30, 2018, Microbot has raised cash proceeds of approximately $18,000,000 to fund operations, primarily from government grants, loans, and private placement offerings of debt and equity securities.

Microbot has never been profitable and has incurred significant operating losses in each year since inception. Net losses for the three and six months ended June 30, 2018 were approximately $1,893,000 and $3,362,000, respectively, compare to the three and six months ended June 30, 2017 of $3,508,000 and $4,815,000, respectively. Substantially all of Microbot’s operating losses resulted from expenses incurred in connection with its research and development programs and from general and administrative costs associated with its operations. As of June 30, 2018, Microbot had a net working capital of approximately $7,721,000, consisting primarily of cash and cash equivalents. Microbot expects to continue to incur significant expenses and increasing operating losses for at least the next several years as it continues the clinical development of and seeks regulatory approval for its product candidates. Accordingly, Microbot will continue to require substantial additional capital to continue its clinical development and potential commercialization activities, however, at this time it believes that its net cash will be sufficient to fund its operations for at least 12 months and fund operations necessary to continue development activities of its potential product offerings. The amount and timing of Microbot’s future funding requirements will depend on many factors, including the timing and results of its clinical development efforts.

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

Government Grant and Input Tax Credit Recoveries

From time to time, Microbot has received, and may in the future continue to receive, grants from the Israeli Innovation Authority to cover eligible company expenditures. These are presented as other income in the statement of operations and comprehensive loss as the grant funds are used for or applied towards a number of Microbot’s operating expenses, such as salaries and benefits, research and development and professional and consulting fees. The recoveries are recognized in the corresponding period when such expenses are incurred.

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2018 and 2017

The following table sets forth the key components of Microbot’s results of operations for the three and six-month periods ended June 30, 2018 and 2017 (in thousands):

	Three months ended June 30,		Increase/	Six months ended June 30,		Increase/
	2018	2017	(Decrease)	2018	2017	(Decrease)

Research and development expenses, net	$747	$377	$370	$1,130	$561	$569
General and administrative expenses	1,145	885	260	2,277	1,934	343
Financing income (expenses), net	(1)	(2,246)	(2,247)	45	(2,320)	(2,365)

Research and Development Expenses. Microbot’s research and development expenses were approximately $747,000 and $1,130,000 for the three and six months ended June 30, 2018, compared to approximately $377,000 and $561,000 for the corresponding periods in 2017. The increase in research and development expenses for the six months in 2018 of approximately $569,000 was primarily due to an increase in share-based compensation and purchase of intellectual property. Microbot expects its research and development expenses to increase over time as it advances its development programs and begins pre-clinical and clinical trials for SCS, TipCAT and CardioSert platforms.

General and Administrative Expenses. General and administrative expenses were approximately $1,145,000 and $2,277,000 for the three and six months ended June 30, 2018, compared to approximately $885,000 and $1,934,000 for the corresponding periods in 2017. The increase in general and administrative expenses for the six months in 2018 of approximately $343,000 was primarily due to increase of $661,000 in share-based compensation deducted by decrease in public company expenses and professional services in total amount of $344,000. Microbot believes its general and administrative expenses may increase over time as it advances its programs, increases its headcount and operating activities and incurs expenses associated with being a public company.

Financing Expenses. Financing income (expenses) were approximately $(1,000) and $45,000 for the three and six months ended June 30, 2018, compared to finance expenses of approximately $2,247,000 and $2,320,000 for the corresponding periods in 2017. The decrease in financial expenses for the six months in 2018 was primarily due to change in fair value of derivative warrant liabilities.

Liquidity and Capital Resources

Microbot has incurred losses since inception and negative cash flows from operating activities for the three and six months ended June 30, 2018 and the fiscal year ended December 31, 2017. As of June 30, 2018, Microbot had a net working capital of approximately $7,721,000 consisting primarily of cash and cash equivalents. Microbot anticipates that it will continue to incur net losses for the foreseeable future as it continues research and development efforts of its product candidates, hires additional staff, including clinical, scientific, operational, financial and management personnel, and incurs additional costs associated with being a public company.

Microbot has funded its operations through the issuance of capital stock, grants from the Israeli Innovation Authority, and convertible debt. As of June 30, 2018, Microbot raised total cash proceeds of approximately $18,000,000 and incurred a total cumulative loss of approximately $23,986,000 from inception (November 2010) to June 30, 2018.

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

Microbot was also awarded a non-dilutive grant of 50,000€ to continue developing the SCS, from the European Commission, of which 17,000€ were advanced and 33,000€ are expected to be paid after we submit a final report in four months. We can submit an additional request in four months for a higher grant up to 2,000,000€, which, if granted, would be used for the continued development of the SCS. We can give no assurance that we will receive such additional grant.

Microbot believes that its net cash as of June 30, 2018 will be sufficient to fund its operations for at least 12 months and fund operations necessary to continue development activities of the SCS and other prototypes.

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

Cash Flows

The following table provides a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Net cash used in operating activities	$(1,349)	$(1,431)	$(2,543)	$(2,198)
Net cash used in investing activities	(91)	(33)	(224)	(55)
Net cash provided by financing activities	-	9,540	-	12,622

Cash used in operating activities for the three and six months ended June 30, 2018 was approximately $1,349,000 and $2,543,000, calculated by adjusting net loss from operations by approximately $544,000 and 819,000 to eliminate non-cash and expense items not involving cash flows such as depreciation and accumulated interest on convertible loans, as well as other changes in assets and liabilities resulting in non-cash adjustments in the income statement. Cash used in operating activities for the three and six months ended June 30, 2017 was approximately $1,431,000 and $2,198,000, calculated by adjusting net loss from operations by approximately $2,077,000 and 2,617,000.

Net cash used in investing activities for the three and six months ended June 30, 2018 was approximately $91,000 and $224,000, consisting of purchase of property and equipment and restricted cash which was deposited for the benefit of lease agreements, compared to approximately $33,000 and $55,000 for the three and six months ended June 30, 2017.

Net cash provided by financing activities for the three and six months ended June 30, 2018 was $0 and $0, compared to approximately $9,540,000 and $12,622,000 for the three and six months ended June 30, 2017. The decrease for all periods presented was due to 2017 capital raising activities that were not repeated thus far in 2018.

Off-Balance Sheet Arrangements

Microbot has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Microbot’s cash and cash equivalents as of June 30, 2018 consisted of readily available checking and money market funds. Microbot’s primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in Microbot’s portfolio, a sudden change in market interest rates would not be expected to have a material impact on Microbot’s financial condition and/or results of operations. Microbot does not believe that its cash or cash equivalents have significant risk of default or illiquidity. While Microbot believes its cash and cash equivalents do not contain excessive risk, Microbot cannot provide absolute assurance that in the future its investments will not be subject to adverse changes in market value. In addition, Microbot maintains significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2018. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the management of the Company, have determined that as of June 30, 2018, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a – 15(f) of the Exchange Act). There are inherent limitations to the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. We have assessed the effectiveness of our internal controls over financial reporting (as defined in Rule 13a -15(f) of the Exchange Act) as of June 30, 2018, and have concluded that, as of June 30, 2018, our internal control over financial reporting was effective.

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

We are named as the defendant in a lawsuit, captioned Sabby Healthcare Master Fund Ltd. and Sabby Volatility Warrant Master Fund Ltd., Plaintiffs, against Microbot Medical Inc., Defendant, pending in the Supreme Court of the State of New York, County of New York (Index No. 654581/2017) (the “Matter”). The suit was initiated on or about June 29, 2017. The complaint alleges, among other things, that Microbot Medical Inc. breached multiple representations and warranties contained in the Securities Purchase Agreement (the “SPA”) related to the June 8, 2017 equity financing of the Company (the “Financing”), of which the Plaintiffs participated. The complaint seeks rescission of the SPA and return of the Plaintiffs’ $3,375,000 purchase price with respect to the Financing, and damages in an amount to be determined at trial, but alleged to exceed $1 million. On August 3, 2018, both Plaintiffs and Defendant filed motions for summary judgment.

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

Item 1A. Risk Factors.

Not required for a Smaller Reporting Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 31, 2018, the holder of the Series A Convertible Preferred Stock, par value $0.01 per share (the “Preferred Stock”), of the Company, converted 700 shares of the Preferred Stock for 700,000 shares of the Company’s common stock. Pursuant to the terms of conversion of the Preferred Stock, each such share is convertible, upon request and for no additional consideration, into 1,000 shares of the common stock of the Company. The issuances of the 700,000 shares of common stock were exempt from registration under Section 4(a)(2) under the Securities Act of 1933, as amended and the rules promulgated thereunder (the “Securities Act”) as transactions not involving a public offering to a single existing stockholder who is an accredited investor, and/or 3(a)(9) under the Securities Act as the Preferred Stock was exchanged for common stock by an existing security holder and no commission or other remuneration was paid.

On May 24, 2018, the Company issued 100,000 shares of common stock to CardioSert Ltd. as partial consideration for the acquisition of certain intellectual property assets from CardioSert. The issuance was exempt from registration under Section 4(a)(2) under the Securities Act as a transaction not involving a public offering to a single stockholder as part of a negotiated transaction.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of August 2018.

MICROBOT MEDICAL INC.

By:	/s/ Harel Gadot
Name:	Harel Gadot
Title:	Chairman, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David Ben Naim
Name:	David Ben Naim
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

