Form 10-Q
period 2018-09-30
Microbot Medical Inc.
filed 2018-11-14
CIK 883975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2018

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [X]	Smaller reporting company [X]	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,975,676 shares of Common Stock, $0.01 par value, at November 13, 2018.

MICROBOT MEDICAL INC.

i

MICROBOT MEDICAL INC.

Interim Consolidated Balance Sheets

U.S. dollars in thousands

(Except share data)

	Note	As of September 30, 2018		As of December 31, 2017
		(Unaudited)		(Audited)
ASSETS

Current assets:
Cash and cash equivalents		$6,673		$10,787
Restricted cash		27		27
Other current assets		148		116
		6,848		10,930
Fixed assets, net		280		90
Total assets		$7,128		$11,020

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade payables		$194		$78
Accrued liabilities		363		450
Total current liabilities		557		528
Derivative warrant liability	3	5		28
Total liabilities		562		556

Commitments and contingencies	4

Temporary equity:	5
Common stock of $0.01 par value; issued and outstanding: 721,107 shares as of September 30, 2018 and December 31, 2017		500		500

Shareholders’ equity:
Preferred stock of $0.01 par value; Authorized: 1,000,000 shares as of September 30, 2018 and December 31, 2017; issued and outstanding: 550 and 4,001 shares as of September 30, 2018 and December 31, 2017, respectively	5	(*	)	(*	)
Common stock of $0.01 par value; Authorized: 220,000,000 as of September 30, 2018 and December 31, 2017; issued and outstanding (**): 2,254,569 and 2,013,193 shares as of September 30, 2018, and December 31, 2017, respectively		30		27
Additional paid-in capital		31,771		30,561
Accumulated deficit		(25,735)		(20,624)
		6,066		9,964

		$7,128		$11,020

(*)	Less than 1
(**)	December 31, 2017 share data represents the number of shares adjusted to retroactively reflect the 1:15 reverse stock split effected on September 4, 2018.

The accompanying notes are an integral part of these interim consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Consolidated Statements of Comprehensive Loss

U.S. dollars in thousands

(Except share data)

		Three months ended September 30,		Nine months ended September 30,
	Note	2018	2017	2018	2017

Research and development expenses, net		$623	$339	$1,753	$900

General and administrative expenses		1,130	896	3,407	2,830

Operating loss		(1,753)	(1,235)	(5,160)	(3,730)

Financing income (expenses), net		4	48	49	(2,272)

Net loss		$(1,749)	$(1,187)	$(5,111)	$(6,002)

Net loss per share, basic and diluted(*)	6	$(0.58)	$(0.45)	$(1.69)	$(2.25)

Weighted-average number of common shares outstanding, basic and diluted (*)		2,947,633	2,383,327	2,876,020	2,061,331

(*)	September 30, 2017 share data represents the number of shares adjusted to retroactively reflect the 1:15 reverse stock split effected on September 4, 2018.

The accompanying notes are an integral part of these interim consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Consolidated Statements of Shareholder’s Equity

U.S. dollars in thousands

(Except share data)

	Preferred A Shares				Common Stock(***)			Additional Paid-In	Accumulated	Total Shareholders’		Temporary
	Number	Amount			Number	Amount		Capital	Deficit	Equity		Equity

Balance, December 31, 2016	9,736	$	(*	)	**1,788,884	$18		$14,713	$(13,035)	$1,696		$500

Issuance of Common Stock	-		-		299,815	3		12,699	-	12,702		-
Share-based compensation	-		-		8,085	(*	)	479	-	479		-
Exercise of options	-		-		31,787	(*	)	(* )	-	(*	)	-
Cashless exercise of warrants	-		-		24	(*	)	-	-	(*	)	-
Extinguishment of convertible notes and issuance of preferred A shares	3,255		(*	)	-	-		2,676	-	2,676		-
Conversion of preferred A shares to common stock	(8,990)		(*	)	605,705	6		(6)	-	-		-
Net loss	-		-		-	-		-	(7,589)	(7,589)		-

Balances, December 31, 2017	4,001	$	(*	)	**2,734,300	$27		$30,561	$(20,624)	$9,964		$500
Share-based compensation	-		-			-		1,139	-	1,139		-
Shares issued as consideration-vendor					6,738	1		73	-	74		-
Exercise of options	-		-		2,487	(*	)	-	-	-		-
Conversion of preferred A shares to common stock	(3,451)		(*)		232,151	2		(2)	-	-		-
Net loss	-		-		-	-		-	(5,111)	(5,111)		-

Balances, September 30, 2018	550	$	(*	)	**2,975,676	$30		$31,771	$(25,735)	$6,066		$500

(*)	Less than 1
(**)	Includes 721,107 common stock classified as temporary equity.
(***)	December 31, 2017 and 2016 share data represents the number of shares adjusted to retroactively reflect the 1:15 reverse stock split effected on September 4, 2018.

The accompanying notes are an integral part of these interim consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Consolidated Statements of Cash Flows

U.S. dollars in thousands

(Except share data)

	Nine months ended September 30,
	2018		2017

OPERATING ACTIVITIES

Net loss		$(5,111)		$(6,002)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		49		15
Interest and revaluation of convertible notes, net		-		237
Financing loss on debt extinguishment		-		2,364
Changes in fair value of derivative warrant liability		(23)		(274)
Shares issued as consideration-vendor		74		-
Share-based compensation expense		1,139		176
Changes in assets and liabilities:
Other receivables		(32)		29
Other payables and accrued liabilities		29		(92)

Net cash used in operating activities		(3,875)		(3,547)

INVESTMENT ACTIVITIES
Increase in restricted cash		-		-
Purchase of property and equipment		(239)		(28)

Net cash used in investing activities		(239)		(28)

FINANCING ACTIVITIES

Outflow (inflow) in connection with current assets and liabilities acquired in reverse recapitalization, net		-		(82)
Issuance of common stock, net of issuance costs		-		12,704

Net cash provided by financing activities		-		12,622

Net increase (decrease) in cash and cash equivalents and restricted cash		(4,114)		9,047

Cash and cash equivalents and restricted cash at the beginning of the period		10,814		2,709

Cash and cash equivalents and restricted cash at the end of the period		$6,700		$11,756

Supplemental disclosure of cash flow information:
Non-cash financing transactions:
Cashless exercise of warrants		$-	$	(* )
Conversion of preferred A shares into common shares	$	(* )	$	(* )
Extinguishment of convertible notes in exchange for preferred A shares		$-		$2,083

(*)	Less than 1

The accompanying notes are an integral part of these interim consolidated financial statements.

NOTE 1 - GENERAL

A.	Description of Business

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

On November 28, 2016, the Company consummated a transaction pursuant to an Agreement and Plan of Merger, dated August 15, 2016, with Microbot Medical Ltd., a private medical device company organized under the laws of the State of Israel (“Microbot Israel”). On the same day and in connection with the Merger, the Company changed its name from StemCells, Inc. to Microbot Medical Inc. On November 29, 2016, the Company’s common stock began trading on the Nasdaq Capital Market under the symbol “MBOT”.

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

To date, the Company has not generated revenues from its operations. As of September 30, 2018, the Company had cash and cash equivalent balance of approximately $6,673, which management believes is sufficient to fund its operations for more than 12 months from the date of issuance of these financial statements and sufficient to fund its operations necessary to continue development activities of its current proposed products. Due to continuing research and development activities, the Company expects to continue to incur net losses into the foreseeable future. The Company plans to continue to fund its current operations as well as other development activities relating to additional product candidates, through future issuances of either debt and/or equity securities and possibly additional grants from the Israeli Innovation Authority and others. The Company’s ability to raise additional capital in the equity and debt markets is dependent on a number of factors, including, but not limited to, the market demand for the Company’s stock, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to the Company.

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

D.	Reverse Stock Split

On September 4, 2018, the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to affect a one-for-15 reverse stock split of the Company’s common stock (the “Reverse Split”). As a result of the Reverse Split, every 15 shares of the Company’s old common stock was converted into one share of the Company’s new common stock. Fractional shares resulting from the Reverse Split were rounded up to the nearest whole number. The Reverse Split automatically and proportionately adjusted, based on the one-for-fifteen split ratio, all issued and outstanding shares of the Company’s common stock, as well as common stock underlying convertible preferred stock, stock options, warrants and other derivative securities outstanding at the time of the effectiveness of the Reverse Split. The exercise price on outstanding equity based-grants was proportionately increased, while the number of shares available under the Company’s equity-based plans was also proportionately reduced. Share and per share data (except par value) for the periods presented reflect the effects of the Reverse Split. References to numbers of shares of common stock and per share data in the accompanying financial statements and notes thereto for periods ended prior to September 4, 2018 have been adjusted to reflect the Reverse Split on a retroactive basis.

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

Operating results for the nine-month period ended September 30, 2018, are not necessarily indicative of the results that may be expected for the year ended December 31, 2018.

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

In June 2018, the FASB issued ASU No. 2018-07 “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. The guidance is effective for the Company during the first quarter of 2019. The Company is assessing ASU 2018-07 and does not expect it to have a material impact on its consolidated financial statements.

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

In July 2018, the FASB issued ASU No. 2018-11, “Targeted Improvements - Leases (Topic 842).” This update provides an optional transition method that allows entities to elect to apply the standard prospectively at its effective date, versus recasting the prior periods presented. If elected, an entity would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This ASU is effective for the Company in the first quarter of 2019, with early adoption permitted. The Company continues to evaluate the effect of the adoption of this ASU and expects the adoption will result in an increase in the assets and liabilities on the consolidated balance sheets for operating leases (refer to Note 4) and will likely have an insignificant impact on the consolidated statements of comprehensive loss.

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

NOTE 3 - DERIVATIVE WARRANT LIABILITIES

The remaining outstanding warrants and terms as of September 30, 2018 and December 31, 2017 after the split is as follows: (*)

Issuance date	Outstanding as of December 31, 2017	Outstanding as of September 30, 2018	Exercise Price	Exercisable as of September 30, 2018	Exercisable Through

Series A (2013)	3,895	3,895	$2,885	3,895	October 2018
Series A (2013)	183	183	$2,725	183	April 2023
Series A (2015)	683	683	$1,363	683	April 2020
Series A (2016) (a)	625	-	$-	-	March 2018
Series B (2016) (a)	2,770	2,770	$40	2,770	March 2022

(*)	December 31, 2017 warrants data represents the number of shares adjusted to retroactively reflect the 1:15 Reverse Split effected on September 4, 2018
a)	These warrants contain a full ratchet anti-dilution price protection so that, in most situations upon the issuance of any common stock or securities convertible into common stock at a price below the then-existing exercise price of the outstanding warrants, the warrant exercise price will be reset to the lower common stock sales price. As such anti-dilution price protection does not meet the specific conditions for equity classification, the Company is required to classify the fair value of these warrants as a liability, with changes in fair value to be recorded as income (loss) due to change in fair value of warrant liability. The estimated fair value of our warrant liability at September 30, 2018 and December 31, 2017, was approximately $5 and $28, respectively.

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

In March 2017, an institutional holder executed a cashless exercise of 51 warrants and 24 shares of Common Stock were issued in connection therewith.

The following table summarizes the observable inputs used in the valuation of the derivative warrant liabilities as of September 30, 2018 and December 31, 2017:

	Series A (2011)	Series A (2013)	Series A (2013)	Series A (2015)	Series A (2016)			Series B (2016)	Total
Balances at December 31, 2017	$-	$-	$-	$-	$	(*	)	$28	$28
Exercised	-	-	-	-		-		-	-
expiration	-	-	-	-		(*	)	-	(*	)
Changes in fair value	-	-	-	-		-		(23)	(23)
Balances at September 30, 2018	$-	$-	$-	$-		$-		$5	$5

(*)	Less than 1

The following table summarizes the observable inputs used in the valuation of the derivative warrant liabilities as of September 30, 2018 and December 31, 2017:

	As of September 30, 2018		As of December 31, 2017
	Series A (2016)	Series B (2016)	Series A (2016)	Series B (2016)
Share price	—	$7.52	$15.1	$15.1
Exercise price	—	$40.07	$40.07	$40.07
Expected volatility	—	84.9%	60%	119%
Risk-free interest	—	2.39%	1.24%	1.89%
Dividend yield	—	—	—	—
Expected life of up to (years)	—	3.50	0.25	4.25

Activity in such liabilities measured on a recurring basis is as follows:

Derivative Warrant Liabilities
As of December 31, 2017	$28
Revaluation of warrants	(23)
As of September 30, 2018	$5

Derivative Warrant Liabilities
As of December 31, 2016	$313
Revaluation of warrants	(285)
Exercise warrants	(*)
As of December 31, 2017	$28

(*)	Less than 1

In accordance with ASC-820-10-50-2(g), the Company has performed a sensitivity analysis of the derivative warrant liabilities of the Company which are classified as level 3 financial instruments. The Company recalculated the value of warrants by applying a +/- 5% changes to the input variables in the Black-Scholes model that vary overtime, namely, the volatility and the risk-free rate. A 5.0% decrease or ‘increase in volatility would not have materially changed the value of the warrants. A 5.0% decrease or increase in the risk-free rate would not have materially changed the value of the warrants; the value of the warrants is not strongly correlated with small changes in interest rates.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Microbot Israel obtained from the Israeli Innovation Authority (“IIA”) grants for participation in research and development for the years 2013 through September 30, 2018 in the total amount of approximately $1,310 and, in return, Microbot Israel is obligated to pay royalties amounting to 3% of its future sales up to the amount of the grant. The grant is linked to the exchange rate of the dollar to the New Israeli Shekel and bears interest of Libor per annum.

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

In January 2018, the Company entered into an office lease agreement in the U.S., with a term ending on December 31, 2021. According to the lease agreement, the monthly office lease payment is approximately $4.

In May 2017, the Company entered into an office lease agreement IN Israel effective from February 1, 2018, with a term ending on December 31, 2020. According to the lease agreement, the monthly office lease payment is approximately $14.

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

Litigation

The Company is named as the defendant in a lawsuit, captioned Sabby Healthcare Master Fund Ltd. and Sabby Volatility Warrant Master Fund Ltd., Plaintiffs, against Microbot Medical Inc., Defendant, pending in the Supreme Court of the State of New York, County of New York. The complaint alleges, among other things, that the Company breached multiple representations and warranties contained in the Securities Purchase Agreement (the “SPA”) related to the June 8, 2017 equity financing of the Company (the “Financing”), of which the Plaintiffs participated. The complaint seeks rescission of the SPA and return of the Plaintiffs’ $3,375 purchase price with respect to the Financing, and damages in an amount to be determined at trial, but alleged to exceed $1 million. On August 3, 2018, both Plaintiffs and the Company filed motions for summary judgment. On September 27, 2018, the Court heard oral argument on the parties’ respective summary judgment motions. After oral argument, the Court denied Plaintiffs’ motion in its entirety from the bench. On September 28, 2018, the Court issued a decision granting the Company’s motion for summary judgment regarding Plaintiffs’ claim for monetary damages and denying the Company’s motion for summary judgment on Plaintiffs’ claim for rescission, finding that there were material questions of fact that would need to be resolved at trial. A trial date has not been set.

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

On April 10, 2018, Microbot delivered an Exercise Notice to CardioSert Ltd., notifying it that Microbot elected to exercise the option to acquire the Technology owned by CardioSert and therefore made an additional cash payment of $250 and 6,738 (100,000 common shares before the Reverse Split) common shares estimated of $74. (see note 5).

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

Agreement with Simon Sharon

Effective as of April 1, 2018, the Company hired Simon Sharon to replace its former Vice President of R&D. Pursuant to the terms thereof, among other things, Mr. Sharon is entitled to options to purchase 10,000 shares (150,000 shares before the Reverse Split) of the Company’s common stock, subject and pursuant to the Company’s 2017 Equity Incentive Plan.

NOTE 5 - SHARE CAPITAL

Each share of the Series A Convertible Preferred Stock, par value $0.01 per share, issued by the Company in December 2016 and in May 2017 (the “Series A Convertible Preferred Stock”), is convertible, at the option of the holder, into 67 shares of Common Stock (1,000 shares of Common Stock before the Reverse Split), and confer upon the holder dividend rights on an as converted basis.

Exercise of Warrants

On March 2017, an institutional holder exercised, in a cashless transaction, 52 warrants (768 warrants before the Reverse Split) and 24 shares (359 shares before the Reverse Split) of Common Stock were issued in connection therewith.

Share Capital Developments

The authorized capital stock consists of 221,000,000 shares of capital stock, which consists of 220,000,000 shares of Common Stock and 1,000,000 shares of undesignated preferred stock, par value $0.01 (the “Preferred Stock”). As of March 31, 2018, the Company had 2,837,863 shares (42,120,127 shares before the Reverse Split) of Common Stock issued and outstanding, and 2,464 shares of Series A Convertible Preferred Stock issued and outstanding.

On December 27, 2016, the Company exchanged 655,962 shares (9,735,925 shares before the Reverse Split) or rights to acquire shares of its Common Stock, for 9,736 shares of a newly designated class of Series A Convertible Preferred Stock.

On January 5, 2017, the Company entered into a definitive securities purchase agreement with an institutional investor (the “Purchaser”) for the purchase and sale of an aggregate of 47,163 shares (700,000 shares before the Reverse Split) of Common Stock in a registered direct offering for $74 per share ($5.00 per share before the Reverse Split) or gross proceeds of $3,500. The Company paid the placement agent a fee of $210 plus reimbursement of out-of-pocket expenses, as well as other offering-related expenses.

On June 5, 2017, the Company entered into a Securities Purchase Agreement with certain institutional investors (the “Investors”) providing for the issuance and sale by the Company to the Investors of an aggregate of 252,658 shares (3,750,000 shares before the Reverse Split) of Common Stock, at a purchase price per share of $40 ($2.70 before the Reverse Split). The gross proceeds to the Company was $10,125 before deducting placement agent fees and offering expenses of $922.

Employee Stock Option Grant

In September 2014, Microbot Israel’s board of directors approved a grant of 26,906 stock options (403,592 stock options before the Reverse Split) (77,846 stock options as retroactively adjusted to reflect the Merger) to its CEO, through MEDX Venture Group LLC. Each option was exercisable into an ordinary share, at an exercise price of $12 ($0.8 before the Reverse Split) ($4.2 as retroactively adjusted to reflect the Merger). The stock options were fully vested at the date of grant.

On May 2, 2016, Microbot Israel’s board of directors approved a grant of 33,333 stock options (500,000 stock options before the Reverse Split) (96,482 as retroactively adjusted to reflect the Merger) to certain of its employees and directors. Each stock option was exercisable into an ordinary share, NIS 0.001 par value, of Microbot Israel, at an exercise price equal to the ordinary share’s par value. The stock options were fully vested at the date of grant. As a result, the Company recognized compensation expenses in the amount of $675 included in general and administrative expenses. As the exercise price of the stock options is nominal, Microbot Israel estimated the fair value of the options as equal to the Company’s share price of $20.25 ($1.35 before the Reverse Split) ($7.05 as retroactively adjusted to reflect the Merger) at the date of grant.

On September 12, 2017, the Company adopted the 2017 Equity Incentive Plan (the “Plan”), which Plan authorizes, among other things, the grant of options to purchase shares of Common Stock to directors, officers and employees of the Company and to other individuals.

On September 14, 2017, the board of directors approved a grant of stock options to purchase an aggregate of up to 120,848 shares (1,812,712 shares before the Reverse Split) of Common Stock to Mr. Harel Gadot, the Company’s Chairman of the Board, President and CEO, at an exercise price per share of $15.75 ($1.05 before the Reverse Split). The stock options vest over a period of 3-5 years as outlined in the option agreements. As a result, the Company recognized compensation expenses in the amount of $460 and $0 included in general and administrative expenses for the nine months ended September 30, 2018 and 2017 respectively.

On September 14, 2017, the board of directors approved a grant of stock options to purchase an aggregate of up to 72,508 shares (1,087,627 shares before the Reverse Split) of Common Stock to Mr. Hezi Himelfarb, the company’s General Manager, COO and a member of the Board, at an exercise price per share of $19.35 ($1.29 before the Reverse Split). The grant was subject to the Israeli Tax Authority’s approval of the plan which occurred on October 14, 2017. In accordance with the option agreement, the options vest for period of 3 years starting from the grand date As a result, the Company recognized compensation expenses in the amount of $329 and $0 included in general and administrative expenses for the nine months ended September 30, 2018 and 2017 respectively.

On December 6, 2017, the board of directors approved a grant of 12,698 stock options (190,475 stock options before the Reverse Split) to purchase an aggregate of up to 12,698 shares of Common Stock to certain of its directors, at an exercise price per share of $15.75 ($1.05 before the Reverse Split). The stock options vest over a period of 3 years as outlined in the option agreements. As a result, the Company recognized compensation expenses in the amount of $55 and $0 included in general and administrative expenses for the nine months ended September 30, 2018 and 2017 respectively.

On December 28, 2017, the board of directors approved a grant of 66,036 stock options (990,543 stock options before the Reverse Split) to purchase an aggregate of up to 66,036 shares of Common Stock to certain of its employees, at an exercise price per share of $15.3 ($1.02 before the Reverse Split). The stock options vest over a period of 3 years as outlined in the option agreements. As a result, the Company recognized compensation expenses in the amount of $273 and $0 included in general and administrative expenses and research and development expenses for the nine months ended September 30, 2018 and 2017 respectively.

On November 2017, certain employees and consultant exercised 31,453 options (471,794 options before the Reverse Split) to 31,453 ordinary shares at exercise price of 0.001 NIS.

In February 2018, an employee exercised options to purchase 2,487 shares (37,300 shares of common stock before the Reverse Split) at an exercise price of $0.001 per share

On August 13, 2018, the board of directors approved a grant of stock options to purchase an aggregate of up to 10,000 shares (150,000 shares before the Reverse Split) of Common Stock to Mr. Simon Sharon, the company’s CTO, at an exercise price per share of $9 ($0.6 before the Reverse Split). The grant was subject to the Israeli Tax Authority’s approval of the plan which occurred on October 14, 2017. In accordance with the option agreement, the options vest for period of 3 years starting from the grand date As a result, the Company recognized compensation expenses in the amount of $22 and $0 included in general and administrative expenses for the nine months ended September 30, 2018 and 2017 respectively.

A summary of the Company’s option activity related to options to employees and directors, and related information is as follows:

	For the nine months ended September 30, 2018
	Number of stock options	Weighted average exercise price	Aggregate intrinsic value

Outstanding at beginning of period	414,965	$11.70	$1,859
Granted	10,000	9	-
Exercised	(2,487)	-	-
Cancelled	-	-	-
Outstanding at end of period	422,478	$11.70	$729
Vested and expected-to-vest at end of period	228,758	$7.80	$729

	For the year ended December 31, 2017(*)
	Number of stock options	Weighted average exercise price	Aggregate intrinsic value
Outstanding at beginning of period	174,328	$1.95	$3,739
Granted	272,090	16.50	-
Exercised	(31,453)	-	-
Cancelled	-	-	-
Outstanding at end of period	414,965	$11.70	$1,859
Vested and expected-to-vest at end of period	142,875	$1.95	$1,375

(*)	December 31, 2017 options data represents the number of shares adjusted to retroactively reflect the 1:15 Reverse Split effected on September 4, 2018.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Common Stock and the exercise price, multiplied by the number of in-the-money stock options on those dates that would have been received by the stock option holders had all stock option holders exercised their stock options on those dates.) as of September 30, 2018 and December 31, 2017 respectively.

The stock options outstanding as of September 30, 2018 and December 31, 2017, separated by exercise prices, are as follows:

Exercise price $	Stock options outstanding as of September 30, 2018	Stock options outstanding as of December 31, 2017(**)	Weighted average remaining contractual life – years as of September 30, 2018	Weighted average remaining contractual life – years as of December 31, 2017(**)	Stock options exercisable as of September 30, 2018	Stock options exercisable as of December 31, 2017(**)

4.20	77,846	77,846	7.25	8.00	77,846	77,846
15.75	133,546	133,546	9.00	9.75	46,117	-
9.00	10,000	-	10.00	-	-	-
19.35	72,508	72,508	9.00	9.75	23,565	-
15.30	66,036	66,036	9.25	10.00	18,688	-
(*)	62,542	65,029	8.00	8.75	62,542	65,029
	422,478	414,965	8.55	9.3	228,758	142,875

(*)	Less than $0.01.
(**)	December 31, 2017 options data represents the number of shares adjusted to retroactively reflect the 1:15 Reverse Split effected on September 4, 2018.

Compensation expense recorded by the Company in respect of its stock-based employee compensation awards in accordance with ASC 718-10 for the nine-month ended September 30, 2018 and 2017 was $ 1,139 and $196, respectively.

The fair value of the stock options is estimated at the date of grant using Black-Scholes options pricing model with the following weighted-average assumptions:

	Nine months ended September 30, 2018	Year ended December 31, 2017
Expected volatility	99.4%	122.5%
Risk-free interest	2.39%	1.64%
Dividend yield	0%	0%
Expected life of up to (years)	5.24	6.25

Shares issued to service provider

In connection with the Merger, the Company issued an aggregate of 525,706 restricted shares (7,802,639 restricted shares before the Reverse Split) of its Common Stock to certain advisors. The fair value of the award of approximately $10,000 was estimated based on the share price of the Common Stock of $19.2 ($1.28 before the Reverse Split) as of the date of grant. The portion of the expense in excess of the cash and other current assets acquired in the Merger, in the amount of $7,300 was included in general and administrative expenses in the Statements of Comprehensive Loss.

During 2017, the Company issued an aggregate of 8,085 nonrefundable shares (120,000 nonrefundable shares before the Reverse Split) of Common Stock to a consultant as part of investor relations services. The Company recorded expenses of approximately $225 with respect to the issuance of these shares included in general and administrative expenses

On May 24, 2018 the Company issued an aggregate of 6,738 nonrefundable shares (100,000 nonrefundable shares before the Reverse Split) of Common Stock to CardioSert as part of certain patent acquisition. The Company recorded expenses of approximately $74 with respect to the issuance of these shares included in research and development expenses.

Securities Exchange Agreement with Alpha Capital

On December 16, 2016, the Company entered into a Securities Exchange Agreement with Alpha Capital, pursuant to which Alpha Capital exchanged 655,967 shares (9,736,000 shares before the Reverse Split) of common stock or rights to acquire shares of the common stock held by it, for 9,736 shares of a newly designated class of Series A Convertible Preferred Stock, par value $0.01 per share (the “Preferred Stock”). The common stock and common stock underlying the rights to acquire common stock include all of the shares of common stock issued or issuable to Alpha Capital pursuant to the Merger. The 655,967 shares (9,735,925 shares before the Reverse Split) of common stock and the rights to acquire common stock were cancelled and the Company’s issued and outstanding shares of Common Stock were reduced to 1,786,684 (26,518,315 before the Reverse Split).

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

During the year 2017, the holder of the Series A Convertible Preferred Stock converted 8,990 shares of the Series A Convertible Preferred Stock for 605,705 shares (8,990,000 shares before the Reverse Split) of Common Stock, pursuant to the terms of conversion of the Series A Convertible Preferred Stock.

For the nine-month ended September 30, 2018, the holder of the Series A Convertible Preferred Stock converted 3,451 shares of the Series A Convertible Preferred Stock for 232,151 shares (3,445,266 shares before the Reverse Split) of Common Stock, pursuant to the terms of conversion of the Series A Convertible Preferred Stock.

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

NOTE 6 - BASIC AND DILUTED NET LOSS PER SHARE

The basic and diluted net loss per share and weighted average number of common shares used in the calculation of basic and diluted net loss per share are as follows (in thousands, except share and per share data):

	Nine months ended September 30,
	2018	2017(*)
Net loss attributable to shareholders of the Company	$(5,111)	$(6,002)
Net loss attributable to shareholders of preferred shares	(226)	(1,442)
Net loss used in the calculation of basic net loss per share	$(4,885)	$(4,560)
Net loss per share	$(1.69)	$(2.25)
Weighted average number of common shares	2,876,020	2,061,331

(*)	September 30, 2017 shares data represents the number of shares adjusted to retroactively reflect the 1:15 Reverse Split effected on September 4, 2018.

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

Overview

Microbot is a pre-clinical medical device company specializing in the research, design and development of next generation robotic endoluminal surgery devices targeting the minimally invasive surgery space. Microbot is primarily focused on leveraging its micro-robotic technologies with the goal of improving surgical outcomes for patients.

Microbot’s current technological platforms, ViRobTM, TipCATTM and CardioSertTM, are comprised of proprietary innovative technologies. Using the ViRob platform, Microbot is currently developing its first product candidate: the Self Cleaning Shunt, or SCSTM, for the treatment of hydrocephalus and Normal Pressure Hydrocephalus, or NPH. Although the SCS utilizes one of our platforms, we are focused on the development of a Multi Generation Pipeline Portfolio utilizing all three of our proprietary technologies.

Microbot has a patent portfolio of 25 issued/allowed patents and 15 patent applications pending worldwide.

Technological Platforms

ViRob

The ViRob is an autonomous crawling micro-robot which can be controlled remotely or within the body. Its miniature dimensions are expected to allow it to navigate and crawl in different natural spaces within the human body, including blood vessels, the digestive tract and the respiratory system as well as artificial spaces such as shunts, catheters, ports, etc. Its unique structure is expected to give it the ability to move in tight spaces and curved passages as well as the ability to remain within the human body for prolonged time. The SCS product was developed using the ViRob technology.

CardioSert

On May 25, 2018, Microbot acquired a patent-protected technology from CardioSert Ltd., a privately-held medical device company based in Israel. The CardioSertTM technology contemplates a combination of a guidewire and microcatheter, technologies that are broadly used for surgery within a tubular organ or structure such as a blood vessel or duct. The CardioSertTM technology features a unique guidewire delivery system with steering and stiffness control capabilities which when developed is expected to give the physician the ability to control the tip curvature, to adjust tip load to varying degrees of stiffness in a gradually continuous manner. The CardioSertTM technology was originally developed to support interventional cardiologists in crossing chronic total occlusions (CTO) during percutaneous coronary intervention (PCI) procedures and has the potential to be used in other spaces and applications, such as peripheral intervention, and neurosurgery. CardioSertTM was part of a technological incubator supported by the Israel Innovation Authorities (formerly known as the Office of the Chief Scientist, or OCS), and a device based on the technology has successfully completed pre-clinical testing.

TipCAT

The TipCAT is a disposable self-propelled locomotive device that is specially designed to advance in tubular anatomies. The TipCAT is a mechanism comprising a series of interconnected balloons at the device’s tip that provides the TipCAT with its forward locomotion capability. The device can self-propel within natural tubular lumens such as the blood vessels, respiratory and the urinary and GI tracts. A single channel of air/fluid supply sequentially inflates and deflates a series of balloons creating an inchworm like forward motion. The TipCAT maintains a standard working channel for treatments. Unlike standard access devices such as guidewires, catheters for vascular access and endoscopes, the TipCAT does not need to be pushed into the patient’s lumen using external pressure; rather, it will gently advance itself through the organ’s anatomy. As a result, the TipCAT is designed to be able to reach every part of the lumen under examination regardless of the topography, be less operator dependent, and greatly reduce the likelihood of damage to lumen structure. The TipCAT thus offers functionality features equivalent to modern tubular access devices, along with advantages associated with its physiologically adapted self-propelling mechanism, flexibility, and design.

Industry Overview

CSF Management

Hydrocephalus is a medical condition in which there is an abnormal accumulation of cerebrospinal fluid, or CSF, in the brain that can cause increased intracranial pressure. It is estimated that one in every 500 babies are born with hydrocephalus, and over 1,000,000 people in the United States currently live with hydrocephalus.

Symptoms of hydrocephalus vary with age, disease progression and individual tolerance to the condition, but they can include convulsion, tunnel vision, mental disability or dementia-like symptoms and even death. NPH is a type of hydrocephalus that usually occurs in older adults. NPH is generally treated as distinct from other types of hydrocephalus because it develops slowly over time. In NPH, the drainage of CSF is blocked gradually and the excess fluid builds up slowly. This slow accumulation means that the fluid pressure may not be as high as in other types of hydrocephalus. It is estimated that more than 700,000 Americans have NPH, but less than 20% receive an appropriate diagnosis.

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

The treatment of hydrocephalus with existing shunt systems often includes complications. For example, approximately 50% of shunts used in the pediatric population fail within two years of placement and repeated neurosurgical operations are often required. Ventricular catheter blockage, or occlusion, is by far the most frequent event that results in shunt failure. Shunt occlusion occurs when there is a partial or complete blockage of the shunt that causes it to function intermittently or not at all. Such a shunt blockage can be caused by the accumulation of blood cells, tissue, or bacteria in any part of the shunt system. In the event of shunt occlusion, CSF begins to accumulate in the brain or lumbar region again and the symptoms of untreated hydrocephalus can reappear until a shunt replacement surgery is performed.

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

An alternative, short-term solution to hydrocephalus is the implantation of an External Ventricular Drainage, or EVD, an implanted device used in neurosurgery for the short-term treatment and monitoring of elevated intracranial pressure when the normal flow of CSF inside the brain is obstructed. If after using an EVD, the underlying hydrocephalus does not eventually resolve, the EVD may then be converted to a cerebral shunt, a fully internalized, long-term treatment for hydrocephalus.

EVDs are also used in other instances when the normal flow of CSF inside the brain is obstructed, such as a result of head trauma, intracerebral hemorrhage, brain tumors and infection. The EVD serves to divert excess fluids from the brain and allows for the monitoring of intracranial pressure. An EVD must be placed in a center with full neurosurgical capabilities because immediate neurosurgical intervention may be needed if a complication of EVD placement, such as bleeding, is encountered. EVD is one of the most commonly used and most important life-saving procedures in the neurologic ICU, with more than 200,000 neuro-intensive patients requiring EVD insertions annually.

Similar to shunts, EVDs are also prone to occlusion, mostly due to cellular debris, such as blood clots and/or tissue fragments. Studies have shown that approximately 1-7% of EVDs require replacement secondary to occlusion. Current solutions for EVD occlusion include irrigation and replacement, which we believe may be ineffective (in the case of irrigation) or costly (in the case of replacement) and in either case, put the patient at risk of unintended side effects. Microbot believes that with its portfolio of technologies, and its initial pre-clinical results, it is well-positioned to explore and expand its offerings as an alternative solution for EVD occlusion.

Minimally Invasive Endovascular Neurosurgery

Minimally Invasive Surgery, or MIS, refers to surgical procedures performed through tiny incisions instead of a single large opening. Because the incisions are small, patients tend to have quicker recovery times and experience less trauma than with conventional surgery. The global MIS market is expected to exceed $50 billion by 2019, with a CAGR of over 20% through 2023. MIS involves three major category of devices: surgical, monitoring and visualization, and endoscopy. The market for surgical devices, including ablation, electrosurgery and medical robotic systems, accounts for the largest share of revenue and is also expected to show the highest rate of growth.

As a subset of MIS, endovascular neurosurgery refers to surgeries performed by using devices that pass through the blood vessels to diagnose and treat neurological diseases and conditions such as stroke, arteriovenous malformations, aneurysms and atherosclerosis, rather than using open surgery.

The global neurovascular device market was valued at $1.62 billion in 2015 and is expected to reach a value of $2.92 billion by 2024, growing at a CAGR of 6.5%. Increases in the geriatric population and a rise in the number of patients suffering from neurovascular disorders, implementation of advanced technological platforms, and favorable reimbursement policies across established markets are expected to drive this market’s growth. On the other hand, the high cost of the endovascular devices and scarcity of neurovascular surgeons may impede such growth.

Stroke is a devastating condition, affecting 33 million people worldwide every year. In the United States alone, there are nearly 800,000 instances of stroke yearly, with about three in four being first-time strokes. This number is expected to increase to one million annually in 2021. Stroke is the fifth leading cause of death in the United States and is a leading cause of long-term disability, with related care costs estimated at $70 billion annually.

Mechanical thrombectomy has only been approved as a first-line treatment for ischemic stroke since 2016. Prior to such approval, chemical thrombolysis using tissue plasminogen activators was the only first-line treatment available, limiting the therapeutic window for ischemic stroke patients to as little as 3-4 hours from the onset of symptoms. With mechanical thrombectomy, treatment can be started within 6-24 hours of the time the patient was last known to be well. The US mechanical thrombectomy market is projected to grow at a CAGR of 23.9% between 2014-2020, to reach a value over $350 million.

According to the Brain Aneurysm Foundation, an estimated 6 million people in the United States have an unruptured brain aneurysm, or 1 in 50 people. The annual rate of rupture is approximately 8 – 10 per 100,000 people, or about 30,000 people in the United States annually. Embolic coiling is the established gold-standard treatment for aneurysms, and the most established product line in the neurovascular market – it is a strong but relatively stagnant market, projected to grow at a CAGR of 1.7% between 2014-2020, to reach a value of over $800 million. New devices that improve treatment of complex aneurysms, such as embolization-enabling stents, bifurcations stents, flow-diversion stents, liquid embolics and intrasaccular devices, are expected to boost market growth.

The major companies in the field of neurovascular devices include Stryker Corporation, Medtronic Plc., Cerenovus (Johnson & Johnson), Terumo Corporation and Penumbra, Inc. Neurovascular access devices are the means for delivering neurovascular treatment tools and devices from an opening in the femoral or radial arteries into the brain vasculature. Such access devices include sheaths, guidewires and microcatheters. Wires and catheters account for 18.6% of the overall neurovascular market.

Navigating and placing access devices through tortuous and highly delicate brain arteries is a complex procedure that requires high-level surgical skills with specialist training. In many procedures, surgeons exchange numerous access devices before reaching the target and applying the therapeutic agent or device, increasing the risk of adverse events and the exposure of both patient and physician to radiation. Adverse events, such as perforation of brain arteries or the release of embolies from a thrombus or atherosclerotic lesion can have devastating or even fatal results.

Microbot believes that with its portfolio of technologies specifically CardioSertTM and TipCATTM, it is well-positioned to explore and develop such technologies as neurovascular access devices, with a focus on improving the ease and access and enhancing the safety of endovascular neurosurgery.

Our Product Pipeline

Self-Cleaning Shunt

The SCS device is designed to act as the ventricular catheter portion of a CSF shunt system that is used to relieve hydrocephalus and NPH. It is designed to work as an alternative to any ventricular catheter options currently on the market and to connect to all existing shunt system valves currently on the market; therefore, the successful commercialization of the SCS is not dependent on any single shunt system. Initially, Microbot expects the SCS device to be an aftermarket purchase that would be deployed to modify existing products by the end user. Microbot believes that the use of its SCS device will be able to reduce, and potentially eliminate, shunt occlusions, and by doing so, Microbot believes its SCS has the potential to become the gold standard ventricular shunt in the treatment of hydrocephalus and NPH.

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

Microbot has completed the development of an SCS prototype and is currently completing the safety testing, general proof of concept testing and performance testing for the device, which Microbot began in mid-2013. In May 2018, Microbot announced the results of two pre-clinical studies assessing the SCS, an in-vitro study and a small animal study. The in-vitro study, which was performed at Wayne State University by Dr. Carolyn Harris, supports the SCS’s potential as a viable technology for preventing occlusion in shunts used to treat hydrocephalus. The animal study designed to assess the safety profile of the SCS, which was performed by James Patterson McAllister, PhD, a Professor of Neurosurgery at Washington University School of Medicine in St. Louis, met the primary goal to determine the safety of the SCS device that aims to prevent obstruction in CSF catheters. Since the completion of these initial studies, Microbot has commenced a follow-up study to further evaluate the safety and to investigate the efficacy of the SCS. The follow-up study is also being conducted by leading hydrocephalus experts at Washington University and Wayne State University. The study will include a larger sample size compared to the initial studies and the primary and secondary endpoints will seek to validate the safety and efficacy of the SCS that will be activated in both in-vitro (lab) and in-vivo (animal) models. Microbot plans to use the findings for initial regulatory submissions in the United States, Europe and other jurisdictions, although upon the completion of animal studies, Microbot may conduct clinical trials if they are requested by the FDA or if Microbot decides that the data from such trials would improve the marketability of the product candidate. Microbot believes that the animal study results of its first generation SCS device should be available during the second half of 2019 and we expect to submit that data to the FDA either in a regulatory submission or as part of a pre-submission meeting request, depending on the final results of this ongoing studies. The proposed indication for use of the SCS device would be for the treatment of hydrocephalus as a component of a shunt system when draining or shunting of CSF is indicated. It continues to be possible that the FDA could require us to conduct a human clinical study to support the safety and efficacy of the SCS and that such clinical data would need to be submitted as part of a 510(k) notification to authorize marketing of the medical device in the U.S.

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

Microbot is no longer pursuing the development of the TipCAT as a colonoscopy tool but is currently exploring the use of the TipCAT for minimally invasive endovascular neurosurgical applications.

Financial Operations Overview

Microbot has no products approved for commercial sale and has not generated any revenues from product sales since its inception in 2010. From inception to September 30, 2018, Microbot has raised cash proceeds of approximately $18,000,000 to fund operations, primarily from government grants, loans, and private placement offerings of debt and equity securities.

Microbot has never been profitable and has incurred significant operating losses in each year since inception. Net losses for the three and nine months ended September 30, 2018 were approximately $1,749,000 and $5,111,000, respectively, compare to the three and nine months ended September 30, 2017 of $1,187,000 and $6,002,000, respectively. Substantially all of Microbot’s operating losses resulted from expenses incurred in connection with its research and development programs and from general and administrative costs associated with its operations. As of September 30, 2018, Microbot had a net working capital of approximately $6,291,000, consisting primarily of cash and cash equivalents. Microbot expects to continue to incur significant expenses and increasing operating losses for at least the next several years as it continues the clinical development of and seeks regulatory approval for its product candidates. Accordingly, Microbot will continue to require substantial additional capital to continue its clinical development and potential commercialization activities, which it hopes to raise within the next four months to meet its anticipated cash requirements for approximately the 36 months thereafter. Sales of additional equity or equity-linked securities by the Company would result in the dilution of the interests of existing stockholders. There can be no assurance that financing will be available when required. If the Company is unable to so successfully raise capital, this will raise significant doubt about the Company’s ability to continue as a going concern. The amount and timing of Microbot’s future funding requirements will depend on many factors, including the timing and results of its clinical development efforts.

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

Microbot has also been awarded a non-dilutive grant to continue developing the SCS, from the European Commission. These are presented as other income in the statement of operations and comprehensive loss as the grant funds are used for or applied towards a number of Microbot’s operating expenses, such as salaries and benefits, research and development and professional and consulting fees. The recoveries are recognized in the corresponding period when such expenses are incurred. Microbot may be awarded additional non-dilutive grants in the future.

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

Comparison of Three and Nine Months Ended September 30, 2018 and 2017

The following table sets forth the key components of Microbot’s results of operations for the three and nine-month periods ended September 30, 2018 and 2017 (in thousands):

	Three months ended September 30,		Increase/	Nine months ended September 30,		Increase/
	2018	2017	(Decrease)	2018	2017	(Decrease)
Research and development expenses, net	$623	$339	$284	$1,753	$900	$853
General and administrative expenses	1,130	896	234	3,407	2,830	577
Financing income (expenses), net	4	48	(44)	49	(2,272)	(2,321)

Research and Development Expenses. Microbot’s research and development expenses were approximately $623,000 and $1,753,000 for the three and nine months ended September 30, 2018, respectively, compared to approximately $339,000 and $900,000 for the corresponding periods in 2017, respectively. The increase in research and development expenses for the three and nine months in 2018 of approximately $284,000 and $853,000, respectively, was primarily due to an increase in share-based compensation and purchase of intellectual property. Microbot expects its research and development expenses to increase over time as it advances its development programs and begins pre-clinical and clinical trials for SCS, TipCAT and CardioSert platforms.

General and Administrative Expenses. General and administrative expenses were approximately $1,130,000 and $3,407,000 for the three and nine months ended September 30, 2018, respectively, compared to approximately $896,000 and $2,830,000 for the corresponding periods in 2017, respectively. The increase in general and administrative expenses for the three and nine months in 2018 of approximately $234,000 and $577,000 respectively, was primarily due to an increase of $907,000 in share-based compensation deducted by decrease in public company expenses and professional services in total amount of $325,000. Microbot believes its general and administrative expenses may increase over time as it advances its programs, increases its headcount and operating activities and incurs expenses associated with being a public company.

Financing Expenses. Financing income (expenses) were approximately $4,000 and $49,000 for the three and nine months ended September 30, 2018, respectively, compared to finance income of approximately $48,000 and finances expenses of $2,272,000 for the corresponding periods in 2017, respectively. The decrease in financial expenses for the three and nine months in 2018 was primarily due to change in fair value of derivative warrant liabilities.

Liquidity and Capital Resources

Microbot has incurred losses since inception and negative cash flows from operating activities for the three and nine months ended September 30, 2018 and the fiscal year ended December 31, 2017. As of September 30, 2018, Microbot had a net working capital of approximately $6,291,000 consisting primarily of cash and cash equivalents. Microbot anticipates that it will continue to incur net losses for the foreseeable future as it continues research and development efforts of its product candidates, hires additional staff, including clinical, scientific, operational, financial and management personnel, and incurs additional costs associated with being a public company.

Microbot has funded its operations through the issuance of capital stock, grants from the Israeli Innovation Authority and other government agencies, and convertible debt. As of September 30, 2018, Microbot raised total cash proceeds of approximately $18,000,000 and incurred a total cumulative loss of approximately $25,735,000 from inception (November 2010) to September 30, 2018.

As a result of the sale of certain of the assets of StemCells, Inc., Microbot’s predecessor company, on November 29, 2016, Microbot received aggregate net cash consideration of approximately $3.1 million. Additionally, in January 2017, we sold an aggregate of 47,163 shares (700,000 shares before the reverse split) of our common stock for net proceeds, after deducting placement agent fees and expenses, of approximately $3.25 million, and in June 2017, we sold an aggregate of 252,658 shares (3,750,000 shares before the reverse split) of our common stock for net proceeds, after deducting placement agent fees and expenses, of approximately $9,300,000.

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

Microbot believes that its net cash as of September 30, 2018 will be sufficient to fund its operations for at least 12 months and fund operations necessary to continue its development activities during that period.

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

Cash Flows

The following table provides a summary of the net cash flow activity for period set forth below (in thousands):

	Nine months ended September 30,
	2018	2017
Net cash used in operating activities	$(3,875)	$(3,457)
Net cash used in investing activities	(239)	(28)
Net cash provided by financing activities	-	12,622

Cash used in operating activities for the nine months ended September 30, 2018 was approximately $3,875,000, calculated by adjusting net loss from operations by approximately $1,236,000 to eliminate non-cash and expense items not involving cash flows such as depreciation and accumulated interest on convertible loans, as well as other changes in assets and liabilities resulting in non-cash adjustments in the income statement. Cash used in operating activities for nine months ended September 30, 2017 was approximately $3,547,000, calculated by adjusting net loss from operations by approximately $2,455,000.

Net cash used in investing activities for the nine months ended September 30, 2018 was approximately $239,000, consisting of purchase of property and equipment and restricted cash which was deposited for the benefit of lease agreements, compared to approximately $28,000 for the nine months ended September 30, 2017.

Net cash provided by financing activities for the nine months ended September 30, 2018 was $0, compared to approximately $12,622,000 for the nine months ended September 30, 2017. The decrease for all periods presented was due to 2017 capital raising activities that were not repeated thus far in 2018.

Off-Balance Sheet Arrangements

Microbot has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Microbot’s cash and cash equivalents as of September 30, 2018 consisted of readily available checking and money market funds. Microbot’s primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in Microbot’s portfolio, a sudden change in market interest rates would not be expected to have a material impact on Microbot’s financial condition and/or results of operations. Microbot does not believe that its cash or cash equivalents have significant risk of default or illiquidity. While Microbot believes its cash and cash equivalents do not contain excessive risk, Microbot cannot provide absolute assurance that in the future its investments will not be subject to adverse changes in market value. In addition, Microbot maintains significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2018. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the management of the Company, have determined that as of September 30, 2018, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a – 15(f) of the Exchange Act). There are inherent limitations to the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. We have assessed the effectiveness of our internal controls over financial reporting (as defined in Rule 13a -15(f) of the Exchange Act) as of September 30, 2018, and have concluded that, as of September 30, 2018, our internal control over financial reporting was effective.

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

We are named as the defendant in a lawsuit, captioned Sabby Healthcare Master Fund Ltd. and Sabby Volatility Warrant Master Fund Ltd., Plaintiffs, against Microbot Medical Inc., Defendant, pending in the Supreme Court of the State of New York, County of New York (Index No. 654581/2017) (the “Matter”). The suit was initiated on or about June 29, 2017. The complaint alleges, among other things, that Microbot Medical Inc. breached multiple representations and warranties contained in the Securities Purchase Agreement (the “SPA”) related to the June 8, 2017 equity financing of the Company (the “Financing”), of which the Plaintiffs participated. The complaint seeks rescission of the SPA and return of the Plaintiffs’ $3,375,000 purchase price with respect to the Financing, and damages in an amount to be determined at trial, but alleged to exceed $1 million. On August 3, 2018, both Plaintiffs and Defendant filed motions for summary judgment. On September 27, 2018, the Court heard oral argument on the parties’ respective summary judgment motions. After oral argument, the Court denied Plaintiffs’ motion in its entirety from the bench. On September 28, 2018, the Court issued a decision granting the Company’s motion for summary judgment regarding Plaintiffs’ claim for monetary damages and denying the Company’s motion for summary judgment on Plaintiffs’ claim for rescission, finding that there were material questions of fact that would need to be resolved at trial. A trial date has not been set.

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

We believe that the claims are without merit and intend to continue to defend the action vigorously. However, due to the stage in the ligation process, management is unable to assess the likelihood of the remaining claim and the amount of potential damages, if any, to be awarded. Accordingly, no assurance can be given that any adverse outcome would not be material to our consolidated financial position. Additionally, in the event the court hold for the Plaintiffs in the Matter and we lose our appeals, we will likely be required to use available cash towards payment of damages to the Plaintiffs and the Other Investors, that we otherwise would have used to build our business and develop our technologies into commercial products. In such event, we would be required to raise additional capital sooner than we otherwise would, of which we can give no assurance of success.

Other than the foregoing, we are not currently a party in any legal proceeding or governmental regulatory proceeding nor are we currently aware of any pending or potential legal proceeding or governmental regulatory proceeding proposed to be initiated against us that would have a material adverse effect on us or our business.

Item 1A. Risk Factors.

Microbot’s business depends heavily on the success of its lead product candidate, the SCS. If Microbot is unable to commercialize the SCS or experiences significant delays in doing so, Microbot’s business will be materially harmed.

On January 27, 2017, Microbot entered into a research agreement with Washington University in St. Louis to develop the protocol for and to execute the necessary animal study to determine the effectiveness of the Microbot’s SCS prototype. The initial research was completed in 2017 with a comprehensive study expected to be completed in 2019. Upon the completion of animal studies, Microbot may conduct clinical trials if they are requested by the FDA or if Microbot decides that the data from such trials would improve the marketability of the product candidate. After all necessary clinical and performance data supporting the safety and effectiveness of SCS are collected, Microbot must still obtain FDA clearance or approval to market the device and those regulatory processes can take several months to several years to be completed. Therefore, Microbot’s ability to generate product revenues will not occur for at least the next few years, if at all, and will depend heavily on the successful commercialization of SCS in the treatment of hydrocephalus. The success of commercializing SCS will depend on a number of factors, including the following:

●	our ability to obtain additional capital;

●	successful completion of animal studies and, if necessary, human clinical trials and the collection of sufficient data to demonstrate that the device is safe and effective for its intended use;

●	receipt of marketing approvals or clearances from the FDA and other applicable regulatory authorities;

●	establishing commercial manufacturing arrangements with one or more third parties;

●	obtaining and maintaining patent and trade secret protections;

●	protecting Microbot’s rights in its intellectual property portfolio;

●	establishing sales, marketing and distribution capabilities;

●	generating commercial sales of SCS, if and when approved, whether alone or in collaboration with other entities;

●	acceptance of SCS, if and when commercially launched, by the medical community, patients and third-party payors;

●	effectively competing with existing shunt and endoscope products on the market and any new competing products that may enter the market; and

●	maintaining quality and an acceptable safety profile of SCS following clearance or approval.

If Microbot does not achieve one or more of these factors in a timely manner or at all, it could experience significant delays or an inability to successfully commercialize SCS, which would materially harm its business.

Microbot’s ability to expand its technology platforms for other uses, including endovascular neurosurgery other than for the treatment of hydrocephalus, may be limited.

After spending time working with experts in the field, Microbot has recently decided to no longer pursue the use of TipCAT in colonoscopy and has instead committed to focus on expanding all of its technology platforms for use in segments of the endovascular neurosurgery market, including traumatic brain injury, to capitalize on its existing competencies in hydrocephalus and the market’s needs. Microbot’s ability to expand its technology platforms for use in the endovascular neurosurgery market will be limited by its ability to develop and/or refine the necessary technology, obtain the necessary regulatory approvals for their use on humans, and the marketing of its products and otherwise obtaining market acceptance of its product in the United States and in other countries.

Microbot operates in a competitive industry and if its competitors have products that are marketed more effectively or develop products, treatments or procedures that are similar, more advanced, safer or more effective, its commercial opportunities will be reduced or eliminated, which would materially harm its business.

Our competitors that have developed or are developing endoluminal robotics surgical systems include Corindus Vascular Robotics, Inc., Hansen Medical, Inc. Auris Health, Inc., Stereotaxis, Inc., Medrobotics Corporation and others. Our competitors may develop products, treatments or procedures that directly compete with our products and potential products and which are similar, more advanced, safer or more effective than ours. The medical device industry is very competitive and subject to significant technological and practice changes. Microbot expects to face competition from many different sources with respect to the SCS and products that it is seeking to develop or commercialize with respect to its other product candidates in the future.

Competing against large established competitors with significant resources may make establishing a market for any products that it develops difficult which would have a material adverse effect on Microbot’s business. Microbot’s commercial opportunities could also be reduced or eliminated if its competitors develop and commercialize products, treatments or procedures quicker, that are safer, more effective, are more convenient or are less expensive than the SCS or any product that Microbot may develop. Many of Microbot’s potential competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than Microbot may have. Mergers and acquisitions in the medical device industry market may result in even more resources being concentrated among a smaller number of Microbot’s potential competitors.

At this time, Microbot does not know whether the FDA will require it to submit clinical data in support of its future marketing applications for its SCS product candidate, particularly in light of recent initiatives by the FDA to enhance and modernize its approach to medical device safety and innovation, which creates uncertainty for Microbot as well as the possibility of increased product development costs and time to market.

Microbot anticipates that its lead product candidate, the SCS, will be classified by the FDA as Class II and thus be eligible for marketing pursuant to a cleared 510(k) notification. However, there is no guarantee that the FDA will agree with the Company’s determination or that the FDA would accept the predicate device that Microbot intends to submit in its 510(k) notification in order to establish that its new device product is substantially equivalent to one or more predicate devices. The FDA also may request additional data in response to a 510(k) notification, or require Microbot to conduct further testing or compile more data in support of its 510(k) submission. Such additional data could include clinical data that must be derived from human clinical studies that are designed appropriately to address the potential questions from the FDA regarding a proposed product’s safety or effectiveness. It is unclear at this time whether and how various activities recently initiated or announced by the FDA to modernize the U.S. medical device regulatory system could affect the marketing pathway or timeline for our product candidate, given the timing and the undeveloped nature of some of the FDA’s new medical device safety and innovation initiatives. One of the recent initiatives was announced in April 2018, when the FDA Commissioner issued a statement with the release of a Medical Device Safety Action Plan. Among other key areas of the Medical Device Safety Action Plan, the Commissioner stated that the FDA is “exploring what further actions we can take to spur innovation towards technologies that can make devices and their use safer. For instance, our Breakthrough Device Program that helps address unmet medical needs can be used to facilitate patient access to innovative new devices that have important improvements to patient safety. We’re considering developing a similar program to support the development of safer devices that do not otherwise meet the Breakthrough Program criteria, but are clearly intended to be safer than currently available technologies.” This type of program may negatively affect our existing development plan for the SCS product candidate or it may benefit Microbot, but at this time those potential impacts from recent FDA medical device initiatives are unknown and uncertain. Similarly, the FDA Commissioner announced various agency goals under a Medical Innovation Access Plan in 2017.

If the FDA does require clinical data to be submitted as part of the SCS marketing submission, any type of clinical study performed in humans will require the investment of substantial expense, professional resources and time. In order to conduct a clinical investigation involving human subjects for the purpose of demonstrating the safety and effectiveness of a medical device, a company must, among other things, apply for and obtain Institutional Review Board, or IRB, approval of the proposed investigation. In addition, if the clinical study involves a “significant risk” (as defined by the FDA) to human health, the sponsor of the investigation must also submit and obtain FDA approval of an Investigational Device Exemption, or IDE, application. Microbot may not be able to obtain FDA and/or IRB approval to undertake clinical trials in the United States for any new devices Microbot intends to market in the United States in the future. Moreover, the timing of the commencement, continuation and completion of any future clinical trial may be subject to significant delays attributable to various causes, including scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria, failure of patients to complete the clinical trial, delay in or failure to obtain IRB approval to conduct a clinical trial at a prospective site, and shortages of supply in the investigational device.

Thus, the addition of one or more mandatory clinical trials to the development timeline for the SCS would significantly increase the costs associated with developing and commercializing the product and delay the timing of U.S. regulatory authorization. The current uncertainty regarding near-term medical device regulatory changes by the FDA could further affect our development plans for the SCS, depending on their nature, scope and applicability. Microbot and its business, financial condition and operating results could be materially and adversely affected as a result of any such costs, delays or uncertainty.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 24, 2018, the holder of the Series A Convertible Preferred Stock, par value $0.01 per share (the “Preferred Stock”), of the Company, converted 450 shares of the Preferred Stock for 30,000 shares of the Company’s common stock. Pursuant to the terms of conversion of the Preferred Stock, each such share is convertible, upon request and for no additional consideration, into 67 shares (1,000 shares before the reverse split) of the common stock of the Company. The issuances of the 30,000 shares of common stock were exempt from registration under Section 4(a)(2) under the Securities Act of 1933, as amended and the rules promulgated thereunder (the “Securities Act”) as transactions not involving a public offering to a single existing stockholder who is an accredited investor, and/or 3(a)(9) under the Securities Act as the Preferred Stock was exchanged for common stock by an existing security holder and no commission or other remuneration was paid.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of November 2018.

MICROBOT MEDICAL INC.

By:	/s/ Harel Gadot
Name:	Harel Gadot
Title:	Chairman, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David Ben Naim
Name:	David Ben Naim
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

