Form 10-K
period 2018-12-31
Microbot Medical Inc.
filed 2019-04-01
CIK 883975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data file required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months/(or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $25,919,740

Common stock outstanding as of March 28, 2019: 4,307,580 shares

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “will”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks listed under the section entitled “Risk Factors” commencing on page 13 of this report, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

Microbot’s current technological platforms, ViRobTM, CardioSertTM and TipCATTM, are comprised of proprietary innovative technologies. Using the ViRob platform, Microbot is currently developing its first product candidate: the Self Cleaning Shunt, or SCSTM, for the treatment of hydrocephalus and Normal Pressure Hydrocephalus, or NPH. Although the SCS utilizes one of our platforms, we are focused on the development of a Multi Generation Pipeline Portfolio utilizing all three of our proprietary technologies.

Microbot has a patent portfolio of 30 issued/allowed patents and 21 patent applications pending worldwide.

We were incorporated on August 2, 1988 in the State of Delaware under the name Cellular Transplants, Inc. The original Certificate of Incorporation was restated on February 14, 1992 to change our name to CytoTherapeutics, Inc. On May 24, 2000, the Certificate of Incorporation as restated was further amended to change our name to StemCells, Inc. On November 28, 2016, C&RD Israel Ltd., a wholly-owned subsidiary of ours, completed its merger with and into Microbot Medical Ltd., or Microbot Israel, an Israeli corporation that then owned our assets and operated our current business, with Microbot Israel surviving as a wholly-owned subsidiary of ours. We refer to this transaction as the Merger. On November 28, 2016, in connection with the Merger, we changed our name from “StemCells, Inc.” to Microbot Medical Inc., and each outstanding share of Microbot Israel capital stock was converted into the right to receive shares of our common stock. In addition, all outstanding options to purchase the ordinary shares of Microbot Israel were assumed by us and converted into options to purchase shares of the common stock of Microbot Medical Inc. On November 29, 2016, our common stock began trading on the Nasdaq Capital Market under the symbol “MBOT”. Prior to the Merger, we were a biopharmaceutical company that operated in one segment, the research, development, and commercialization of stem cell therapeutics and related technologies. Substantially all of the material assets relating to the stem cell business were sold on November 29, 2016.

In May 2016, we effected a 1-for-12 reverse split of our common stock, and in November 2016, we effected a 1-for-9 reverse split of our common stock in connection with the Merger. In September 2018, we effected a 1-for-15 reverse split of our common stock. The share and per share information described in this Annual Report on Form 10-K that occurred prior to these reverse splits have been adjusted to give retrospective effect to the reverse splits.

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

CardioSert

On May 25, 2018, Microbot acquired a patent-protected technology from CardioSert Ltd., a privately-held medical device company based in Israel. The CardioSert technology contemplates a combination of a guidewire and microcatheter, technologies that are broadly used for surgery within a tubular organ or structure such as a blood vessel or duct. The CardioSert technology features a unique guidewire delivery system with steering and stiffness control capabilities which when developed is expected to give the physician the ability to control the tip curvature, to adjust tip load to varying degrees of stiffness in a gradually continuous manner. The CardioSert technology was originally developed to support interventional cardiologists in crossing chronic total occlusions (CTO) during percutaneous coronary intervention (PCI) procedures and has the potential to be used in other spaces and applications, such as peripheral intervention, and neurosurgery. CardioSert was part of a technological incubator supported by the Israel Innovation Authorities (formerly known as the Office of the Chief Scientist, or OCS), and a device based on the technology has successfully completed pre-clinical testing.

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

Microbot believes that with its portfolio of technologies specifically CardioSert and TipCAT, it is well-positioned to explore and develop such technologies as neurovascular access devices, with a focus on improving the ease and access and enhancing the safety of endovascular neurosurgery.

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

Microbot has completed the development of an SCS prototype and is currently continuing the safety testing, general proof of concept testing and performance testing for the device, which Microbot began in mid-2013. In May 2018, Microbot announced the results of two pre-clinical studies assessing the SCS, an in-vitro study and a small animal study. The in-vitro study, which was performed at Wayne State University by Dr. Carolyn Harris, supports the SCS’s potential as a viable technology for preventing occlusion in shunts used to treat hydrocephalus. The animal study designed to assess the safety profile of the SCS, which was performed by James Patterson McAllister, PhD, a Professor of Neurosurgery at Washington University School of Medicine in St. Louis, met the primary goal to determine the safety of the SCS device that aims to prevent obstruction in CSF catheters. Since the completion of these initial studies, Microbot has commenced a follow-up study to further evaluate the safety and to investigate the efficacy of the SCS. The follow-up study is also being conducted by leading hydrocephalus experts at Washington University and Wayne State University. The study will include a larger sample size compared to the initial studies and the primary and secondary endpoints will seek to validate the safety and efficacy of the SCS that will be activated in both in-vitro (lab) and in-vivo (animal) models. Microbot plans to use the findings for initial regulatory submissions in the United States, Europe and other jurisdictions, although upon the completion of animal studies, Microbot may conduct clinical trials if they are requested by the FDA or if Microbot decides that the data from such trials would improve the marketability of the product candidate.

In conjunction with initiating this follow-up study, Microbot also contracted with Envigo CRS Israel, a leading provider of non-clinical contract research services, to conduct an in-vitro study designed to evaluate the operational performance of the SCS. The Envigo study used human brain glioblastoma cells in order to assess the performance of the SCS in a test system with accelerated cell growth, accumulation, and obstruction rates. The performance of a constantly activated (always-on) SCS to prevent shunt occlusion in the laboratory study was compared with a non-operating SCS after 30 days, and the results were captured with photographs shared by Microbot in a press release issued on January 14, 2019. While significant cell growth and accumulation was seen in the cell cultures with a non-operating SCS, the shunt openings within the cells seeded with a constantly operating SCS remained clear, with little to no cell attachment on the robotic brush (ViRob) and on the opening where the robotic brush (ViRob) operates after 30 days of cell culturing and growth. We believe this experiment validates the operational effectiveness of the SCS to prevent shunt occlusion and provides additional data to support the device’s proof of concept. We believe the in-vitro laboratory study further confirms that the SCS has the ability to operate after cells have accumulated on the catheter holes and the robotic brush (ViRob) and to potentially disintegrate existing occlusions formed on the robotic brush (ViRob) and on the opening where the robotic brush (ViRob) operates, based on the results from a third test group in which cells were allowed to grow for 4 weeks and then exposed to an activated SCS device. The images captured by Envigo and Microbot demonstrate that the cleaning mechanism of the SCS is powerful enough to clear accumulated cells at blocked pores, as significant improvements were observed in the degree of shunt obstruction after only a short period of time following activation of the SCS.

Microbot believes that the animal study results of its first generation SCS device should be available during the second half of 2019 and we expect to submit that data to the FDA as part of a pre-submission meeting request. The proposed indication for use of the SCS device would be for the treatment of hydrocephalus and/or NPH as a component of a shunt system when draining or shunting of CSF is indicated. It continues to be possible that the FDA could require us to conduct a human clinical study to support the safety and efficacy of the SCS and that such clinical data would need to be part of the future regulatory submission to authorize marketing of the medical device in the U.S.

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

Currently, Microbot is not pursuing the development of the TipCAT as a colonoscopy tool due to its focus on the endovascular neurosurgery space, and as such it is currently exploring the use of the TipCAT for minimally invasive endovascular neurosurgical applications to complement its other technologies.

CardioSert

CardioSert was part of a technological incubator supported by the Israel Innovation Authorities (formerly known as the Office of the Chief Scientist, or OCS), and a device based on the technology has successfully completed pre-clinical testing. Although the CardioSert technology was originally developed to support interventional cardiologists in crossing chronic total occlusions (CTO) during percutaneous coronary intervention (PCI) procedures, it has the potential to be used in other spaces and applications, such as neurosurgery which Microbot will be focusing on.

Strategy

Microbot’s goal is to generate sales of its products, once they have received regulatory approval, by establishing SCS and TipCAT devices as the standard-of-care in the eyes of doctors, surgeons, patients and medical facilities, as well as getting the support of payors and insurance companies. Microbot believes that it can achieve this objective by working with hospitals to demonstrate the key benefits of its products. Microbot’s strategy includes the following key elements:

●	Continue to refine existing product candidates and develop additional micro-robotic solutions. As Microbot prepares to bring its initial product candidates through pre-clinical and clinical trials, if necessary, and eventually to market, it continues to focus on improving its product candidates to respond to clinical data and patient and physician feedback. Microbot also expects to continue to innovate in the micro-robotics field by continuing to find ways of using its technology to solve unmet needs, with the overarching goal of providing a safer, more effective and more efficient surgical environment for patients and physicians.

●	Establish and leverage relationships with key institutions and leading clinicians. Microbot intends to develop relationships with a relatively small number of hospitals and clinics through its clinical stage. Microbot’s objective will be to maintain clinical focus with such hospitals and clinics so as to establish the SCS, as well as other future products, as the standard of care in such institutions for their respective procedures. Microbot also expects to identify key clinicians with hydrocephalus specialties with the expectation that such clinical focus will accelerate the adoption of its candidate products.

●	Continuously invest in research and development. Microbot’s most significant expense has historically been research and development, and Microbot expects that this will continue in the foreseeable future, including expenses it expects to incur to improve on its prototype products in order to respond to clinical data, to develop additional applications using its technologies and to develop future product candidates.

●	Explore partnerships for the introduction of Microbot’s products. Microbot intends to focus its marketing and sales efforts initially on pursuing collaborations with global medical device companies that have established sales and distribution networks. Microbot will seek to enter collaborations and partnerships with strategic players that offer synergies with Microbot’s product candidates and expertise.

●	Seek additional IP and technologies to complement and strengthen Microbot’s current IP portfolio. Microbot intends to continue exploring new technologies, IP and know-how to add to its current portfolio and to allow Microbot to enter new spaces and strengthen its overall product portfolio.

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

TipCAT Opportunities

Microbot is currently exploring the use of the TipCAT for minimally invasive endovascular neurosurgical applications.

CardioSert Opportunities

Microbot is currently exploring the use of the CardioSert for minimally invasive endovascular neurosurgical applications.

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

TipCAT Competitive Landscape

Microbot is currently exploring the use of the TipCAT for minimally invasive endovascular neurosurgical applications and has not at this time completed its evaluation of the competitive landscape for such uses.

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

Intellectual Property

General

The SCS and TipCAT are based on technological platforms licensed from The Technion Research and Development Foundation Ltd., or TRDF, as further discussed below. Microbot plans to develop other micro-robotic solutions through internal research and development, to strengthen its intellectual property position, and to continue exploring strategic collaborations and accretive acquisition opportunities. Microbot currently holds an intellectual property portfolio of 31 issued/allowed patents and 20 patent applications.

Microbot relies or intends to rely on intellectual property licensed or developed, including patents, trade secrets, trademarks, technical innovations, laws of unfair competition and various licensing agreements, to provide its future growth, to build its competitive position and to protect its technology. As Microbot continues to expand its intellectual property portfolio, it is critical for Microbot to continue to invest in filing patent applications to protect its technology, inventions, and improvements.

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

Patent applications in the United States and in foreign countries are maintained in secrecy for a period of time after filing, which results in a delay between the filing date of the patent applications and the time when they are published. Patents issued and patent applications filed relating to medical devices are numerous, and there can be no assurance that current and potential competitors and other third parties have not filed or in the future will not file applications for, or have not received or in the future will not receive, patents or obtain additional proprietary rights relating to product candidates, products, devices or processes used or proposed to be used by Microbot. Microbot believes that the technologies it employs in its products and systems do not infringe the valid claims of any third-party patents. There can be no assurance, however, that third parties will not seek to assert that Microbot devices and systems infringe their patents or seek to expand their patent claims to cover aspects of Microbot’s products and systems.

The medical device industry in general has been characterized by substantial litigation regarding patents and other intellectual property rights. Any such claims, regardless of their merit, could be time-consuming and expensive to respond to and could divert Microbot’s technical and management personnel. Microbot may be involved in litigation to defend against claims of infringement by other patent holders, to enforce patents issued to Microbot, or to protect Microbot’s trade secrets. If any relevant claims of third-party patents are upheld as valid and enforceable in any litigation or administrative proceeding, Microbot could be prevented from practicing the subject matter claimed in such patents, or would be required to obtain licenses from the patent owners of each such patent, or to redesign Microbot’s products, devices or processes to avoid infringement. There can be no assurance that such licenses would be available or, if available, would be available on terms acceptable to Microbot or that Microbot would be successful in any attempt to redesign products or processes to avoid infringement. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses, could potentially prevent Microbot from manufacturing and selling its products.

Microbot’s issued U.S. patents, which cover Microbot’s product candidates, will expire between 2026 and 2033, not including any patent term adjustments that may be available. Issued patents outside of the United States directed to Microbot’s product candidates will expire between 2026 and 2032.

License Agreement with the Technion

In June 2012, Microbot entered into a license agreement with TRDF, the technology transfer subsidiary of The Technion Institute of Technology, pursuant to which it obtained an exclusive, worldwide, royalty-bearing, sub-licensable license to certain patents and inventions relating to the SCS and TipCAT technology platforms invented by Professor Moshe Shoham, a director of and advisor to the Company, and in certain circumstances other TRDF-related persons. Pursuant to the terms of the license agreement, in order to maintain the license with respect to each platform, Microbot must use commercially reasonable efforts to develop products covered by the license, including meeting certain agreed upon development milestones. The milestones for SCS include commencing initial studies in humans by December 2019. The milestones for TipCAT include commencing initial studies in humans, if needed, by December 2019 and commencing a full clinical trial, if necessary, by December 2020. Failure to meet any development milestone will give TRDF the right to terminate the license with respect to the technology underlying the missed milestone. Although Microbot expects to meet the milestone requirements, TRDF has demonstrated flexibility with respect to amending the terms of the license to extend the milestone dates.

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

In November 2017, Microbot was awarded an additional non-dilutive grant of up to 2,610,000 Israeli New Shekels (approximately $735,000) from the Israel Innovation Authority, of which up to 2,198,000 NIS are at a reimbursement rate of 40% and up to 412,000 NIS are at a reimbursement rate of 30%. The grant provided additional sources that were utilized by Microbot for the continued development of the SCS for the treatment of hydrocephalus and Normal Pressure Hydrocephalus. The grant funds were used for or applied towards a number of research and development expenses, such as employees’ salaries, research and development expenses (including materials, as well as professional and consulting fees). The recoveries are recognized in the corresponding period when such expenses are incurred. For this grant, we received from the IIA a total of 991,008 NIS. The last installment of this reimbursement was received by Microbot in December 2018. No additional payments are expected from this grant. With respect to such grants from the IIA, Microbot is committed to pay royalties, as, if and when it successfully commercializes the SCS and generates revenue from sales of the SCS, at a rate of between 3% to 3.5% on sales proceeds up to the total amount of grants received, linked to the dollar, plus interest at an annual rate of USD LIBOR. Under the terms of the grants and applicable law, Microbot is restricted from transferring any technologies, know-how, manufacturing or manufacturing rights developed using the grant outside of Israel without the prior approval of the Israel Innovation Authority. Microbot has no obligation to repay the grant, if the SCS project fails, is unsuccessful or aborted before any sales are generated. The financial risk is assumed completely by the IIA.

Microbot expects to continue to access government funding in the future.

For the fiscal year ended December 31, 2018, Microbot incurred research and development expenses of approximately $2,515,000 compared to research and development expenses of approximately $1,100,000 for the fiscal year ended December 31, 2017.

Microbot has already made plans to develop a second version of its SCS device that will have an embedded controller and battery, initially to support its animal trials. This alternative design will allow the cleaning mechanism to be automatically activated, without the need for the patient’s involvement in the activation process.

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

In conjunction with initiating this follow-up study, Microbot also contracted with Envigo CRS Israel, a leading provider of non-clinical contract research services, to conduct an in-vitro study designed to evaluate the operational performance of the SCS. The Envigo study used human brain glioblastoma cells in order to assess the performance of the SCS in a test system with accelerated cell growth, accumulation, and obstruction rates. The performance of a constantly activated (always-on) SCS to prevent shunt occlusion in the laboratory study was compared with a non-operating SCS after 30 days, and the results were captured with photographs shared by Microbot in a press release issued on January 14, 2019. While significant cell growth and accumulation was seen in the cell cultures with a non-operating SCS, the shunt openings within the cells seeded with a constantly operating SCS remained clear, with little to no cell attachment on the robotic brush (ViRob) and on the opening where the robotic brush (ViRob) operates after 30 days of cell culturing and growth. We believe this experiment validates the operational effectiveness of the SCS to prevent shunt occlusion and provides additional data to support the device’s proof of concept. We believe the in-vitro laboratory study further confirms that the SCS has the ability to operate after cells have accumulated on the catheter holes and the robotic brush (ViRob) and to potentially disintegrate existing occlusions formed on the robotic brush (ViRob) and on the opening where the robotic brush (ViRob) operates, based on the results from a third test group in which cells were allowed to grow for 4 weeks and then exposed to an activated SCS device. The images captured by Envigo and Microbot demonstrate that the cleaning mechanism of the SCS is powerful enough to clear accumulated cells at blocked pores, as significant improvements were observed in the degree of shunt obstruction after only a short period of time following activation of the SCS.

Microbot believes that the animal study results of its first generation SCS device should be available during the second half of 2019 and we expect to submit that data to the FDA as part of a pre-submission meeting request. The proposed indication for use of the SCS device would be for the treatment of hydrocephalus as a component of a shunt system when draining or shunting of CSF is indicated. It continues to be possible that the FDA could require us to conduct a human clinical study to support the safety and efficacy of the SCS and that such clinical data would need to be part of the future regulatory submission to authorize marketing of the medical device in the U.S.

Manufacturing

Microbot does not have any manufacturing facilities or manufacturing personnel. Microbot currently relies, and expects to continue to rely, on third parties for the manufacturing of its product candidates for preclinical and clinical testing, as well as for commercial manufacturing if its product candidates receive marketing approval.

Commercialization

Microbot has not yet established a sales, marketing or product distribution infrastructure for its product candidates, which are still in development stages. Microbot plans to access the U.S. markets for hydrocephalus and NPH with its initial device offerings through strategic partnerships but may develop its own focused, specialized sales force or distribution channels once it has several commercialized products in its portfolio. Microbot has not yet developed a commercial strategy outside of the United States.

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

Microbot is currently evaluating whether it is appropriate for it to seek 510(k) clearance, given the technological features of the SCS device and the FDA’s recent announcements about enhancing the 510(k) process to further ensure safety and efficacy. However, the Company believes that given the similarities between the SCS and some cleared predicate devices, there is a reasonable likelihood that a de novo application might be acceptable to the FDA.

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

Employees

Microbot’s Chief Executive Officer, President and Chairman, Harel Gadot, along with one full-time employee, are based in Microbot’s U.S. office located in Hingham, Massachusetts. Additionally, Microbot currently has 8 full-time employees and 1 part time employee based in its office located in Caesarea, Israel. These employees oversee day-to-day operations of the Company supporting management and leading engineering, manufacturing, intellectual property and administration functions of the Company. As required, Microbot also engages consultants to provide services to the Company, including regulatory, legal and corporate services. Microbot has no unionized employees.

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

Microbot is a development-stage medical device company and currently generates no revenue from product sales, and may never be able to commercialize SCS, TipCAT, the CardioSert technology or other future product candidates. Microbot does not currently have the required approvals or clearances to market or test in humans SCS, TipCAT, the CardioSert technology or any other future product candidates and Microbot may never receive them. Microbot does not anticipate generating significant revenues until it can successfully develop, commercialize and sell products derived from its product pipeline, of which Microbot can give no assurance. Even if Microbot or any of its future development partners succeed in commercializing any of its product candidates, Microbot may never generate revenues significant enough to achieve profitability.

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

Microbot expects the research and development expenses of the Company to increase substantially in future periods as it conducts pre-clinical studies in large animals and potentially clinical trials for its product candidates, and especially if it initiates additional research programs for future product candidates, including the CardioSert technology. In addition, if the Company obtains marketing clearance or approval for any of its product candidates, it expects to incur significant commercialization expenses related to product manufacturing, marketing and sales. Furthermore, Microbot incurs substantial costs associated with operating as a public company in the United States. Accordingly, the Company will need to obtain substantial additional funding in connection with its continuing operations. If the Company is unable to raise capital when needed or on attractive terms, it could be forced to delay, reduce or eliminate its research and development programs or any future commercialization efforts.

Microbot believes that the net cash of the Company will be sufficient to fund the Company for at least 12 months and fund operations necessary to continue development activities of the SCS.

The Company may need to raise additional funds through equity offerings or otherwise in order to meet expected future liquidity needs, including the introduction of the SCS device into the hydrocephalus and NPH market. The Company’s future capital requirements, generally, will depend on many factors, including:

●	the timing and outcomes of the product candidates’ regulatory reviews, subsequent approvals or clearances, or other regulatory actions;

●

the final outcome of the Company’s existing lawsuit with Sabby, discussed in greater detail elsewhere in this Annual Report on Form 10-K, including our pending appeal to overturn the court’s March 2019 decision in favor of the plaintiffs, and whether other investors in the Company’s June 2017 equity financing will bring an action against the Company under similar legal theories;

●	the costs, design, duration and any potential delays of the clinical trials that could be conducted at the FDA’s request using Microbot’s product candidates;

●	the costs of acquiring, licensing or investing in new and existing businesses, product candidates and technologies;

●	the costs to maintain, expand and defend the scope of Microbot’s intellectual property portfolio;

●	the costs to secure or establish sales, marketing and commercial manufacturing capabilities or arrangements with third parties regarding same;

●	the Company’s need and ability to hire additional management and scientific and medical personnel; and

●	the costs to operate as a public company in the United States.

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

If Microbot does not achieve one or more of these factors in a timely manner or at all, it could experience significant delays or an inability to successfully commercialize SCS, which would materially harm its business. These risks may also apply to Microbot’s other technologies.

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

Although Microbot has identified a predicate device for its lead product candidate, the SCS, which it intended to use in its 510(k) application, it may determine that a 510(k) de novo application is more appropriate for the SCS. If the Company determines to proceed with the 510(k) application and the FDA agrees with the Company’s determination, the SCS will be classified by the FDA as Class II and eligible for marketing pursuant to FDA clearance through the 510(k) application. However, in light of recent initiatives by the FDA relating to safety and efficacy, there is no guarantee that the FDA will agree with the Company’s determination or that the FDA would accept the predicate device that Microbot intends to submit in its 510(k). The FDA also may request additional data in response to a 510(k), or require Microbot to conduct further testing or compile more data in support of its 510(k). Such additional data could include clinical data that must be derived from human clinical studies that are designed appropriately to address the potential questions from the FDA regarding a proposed product’s safety or effectiveness. It is unclear at this time whether and how various activities recently initiated or announced by the FDA to modernize the U.S. medical device regulatory system could affect the marketing pathway or timeline for our product candidate, given the timing and the undeveloped nature of some of the FDA’s new medical device safety and innovation initiatives. One of the recent initiatives was announced in April 2018, when the FDA Commissioner issued a statement with the release of a Medical Device Safety Action Plan. Among other key areas of the Medical Device Safety Action Plan, the Commissioner stated that the FDA is “exploring what further actions we can take to spur innovation towards technologies that can make devices and their use safer. For instance, our Breakthrough Device Program that helps address unmet medical needs can be used to facilitate patient access to innovative new devices that have important improvements to patient safety. We’re considering developing a similar program to support the development of safer devices that do not otherwise meet the Breakthrough Program criteria, but are clearly intended to be safer than currently available technologies.” This type of program may negatively affect our existing development plan for the SCS product candidate or it may benefit Microbot, but at this time those potential impacts from recent FDA medical device initiatives are unknown and uncertain. Similarly, the FDA Commissioner announced various agency goals under a Medical Innovation Access Plan in 2017.

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

The FDA may disagree with Microbot’s determination that the SCS is a Class II device or that the chosen predicate device (or any predicate device) is appropriate for a substantial equivalence comparison to the SCS.

Although the Company intended to submit a 501(k) application for its lead product candidate, the SCS, the Company is now considering that the FDA may determine that the SCS is a Class III device because there is no appropriate predicate device for substantial equivalence comparison, which would require Microbot to submit a De Novo classification request or an application for premarket approval (“PMA”). Both De Novo requests and PMA applications require applicants to prepare information and data about device safety and efficacy in addition to the 510(k) requirements, including a benefit-risk analysis, a discussion of proposed general and special controls to eliminate or mitigate device risks, and additional testing data. PMA applications almost always require data from human clinical studies, and while De Novo requests do not require human clinical study data, in most cases, such data is necessary to demonstrate that the FDA can appropriately classify the device as Class II.

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

Furthermore, if Microbot is required to submit a De Novo request or PMA application instead of a 510(k), the FDA review process may take significantly more time. While the FDA commits to reviewing 510(k)s in 90 days, the review period for De Novo requests and PMA applications is 150 days and 180 days, respectively. After an initial review of our De Novo request or PMA application, the FDA may request additional information or data which can significantly delay an ultimate decision on our submission.

Thus, submitting a De Novo request or PMA application for the SCS would significantly increase the costs associated with developing and commercializing the product and delay the timing of U.S. regulatory authorization. Microbot and its business, financial condition and operating results could be materially and adversely affected as a result of any such costs or delays.

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

If the commercial opportunity for SCS and any other commercial products that may be developed by Microbot is smaller than Microbot anticipates, Microbot’s future revenue from SCS and such other products will be adversely affected and Microbot’s business will suffer.

If the size of the commercial opportunities in any of Microbot’s target markets is smaller than it anticipates, Microbot may not be able to achieve profitability and growth. Microbot is developing SCS as a device for the treatment of hydrocephalus and NPH. Microbot expects its future revenues to be primarily derived from the sales of the SCS, which has not undergone an FDA pre-market review process necessary to commercialize the product candidate in the United States. It is difficult to predict the penetration, future growth rate or size of the market for Microbot’s product candidate.

The commercial success of the SCS will require broad acceptance of the devices by the doctors and other medical professionals who specialize in the procedures targeted by each device, a limited number of whom may be able to influence device selection and purchasing decisions. If Microbot’s technologies are not broadly accepted and perceived as having significant advantages over existing medical devices, then it will not meet its business objectives. Such perceptions are likely to be based on a determination by medical facilities and physicians that Microbot’s product candidates are safe and effective, are cost-effective in comparison to existing devices, and represent acceptable methods of treatment. Microbot cannot assure that it will be able to establish the relationships and arrangements with medical facilities and physicians necessary to support the market uptake of its product candidates. In addition, its competitors may develop new technologies for the same markets Microbot is targeting that are more attractive to medical facilities and physicians. If doctors and other medical professionals do not consider Microbot product candidates to be suitable for application in the procedures we are targeting and an improvement over the use of existing or competing products, Microbot’s business goals will not be realized.

Customers will be unlikely to buy the SCS unless Microbot can demonstrate that they can be produced for sale to consumers at attractive prices.

To date, Microbot has focused primarily on research and development of the first generation versions of the SCS. Consequently, Microbot has no experience in manufacturing its product candidates, and intends to manufacture its product candidates through third-party manufacturers. Microbot can offer no assurance that either it or its manufacturing partners will develop efficient, automated, low-cost manufacturing capabilities and processes to meet the quality, price, engineering, design and production standards or production volumes required to successfully mass produce its commercial products. Even if its manufacturing partners are successful in developing such manufacturing capability and quality processes, including the assurance of GMP-compliant device manufacturing, there can be no assurance that Microbot can timely meet its product commercialization schedule or the production and delivery requirements of potential customers. A failure to develop such manufacturing processes and capabilities could have a material adverse effect on Microbot’s business and financial results.

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

Microbot entered into a license agreement with Technion Research and Development Foundation Ltd., or TRDF, in 2012 pursuant to which Microbot obtained an exclusive, worldwide, royalty-bearing, sub-licensable license to certain patents and inventions relating to the SCS and TipCAT technology platforms. Pursuant to the terms of the license agreement, in order to maintain the license with respect to each platform, Microbot must use commercially reasonable efforts to develop products covered by the license, including meeting certain agreed upon development milestones. TRDF has the option to terminate a license granted with respect a particular technology in the event Microbot fails to meet a development milestone associated with such technology. Therefore, the failure to meet development milestones may lead to a complete termination of the applicable license agreement and result in Microbot ceasing its development efforts for the applicable product candidate. The milestones for SCS include commencing initial studies in humans by December 2019. The milestones for TipCAT include commencing initial studies in humans by December 2019 and commencing a full clinical trial, if necessary, by December 2020. Failure to meet any development milestone will give TRDF the right to terminate the license with respect to the technology underlying the missed milestone. Although Microbot expects to meet the milestone requirements, TRDF has demonstrated flexibility with respect to amending the terms of the license to extend the milestone dates, although we can give no assurance at this time that TRDF will continue to be so flexible with respect to amending the terms of the license.

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

Microbot could be adversely affected by the interruption or reduction of trade between Israel and its trading partners. Some countries, companies and organizations continue to participate in a boycott of Israeli firms and others doing business with Israel, with Israeli companies or with Israeli-owned companies operating in other countries. Foreign government defense export policies towards Israel could also make it more difficult for us to obtain the export authorizations necessary for Microbot’s activities. Also, over the past several years there have been calls in the United States, Europe and elsewhere to reduce trade with Israel. There can be no assurance that restrictive laws, policies or practices directed towards Israel or Israeli businesses will not have an adverse impact on Microbot’s business.

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

Microbot’s research and development efforts from inception until now have been financed in part through such Israeli Innovation Authority royalty bearing grants in an aggregate amount of approximately $1,247,000 through December 31, 2018. With respect to such grants Microbot is committed to pay royalties at a rate of between 3% to 3.5% on sales proceeds up to the total amount of grants received, linked to the dollar, plus interest at an annual rate of USD LIBOR. In addition, as a recipient of Israeli Innovation Authority grants, Microbot must comply with the requirements of the Israeli Encouragement of Industrial Research and Development Law, 1984, or the R&D Law, and related regulations. Under the terms of the grants and the R&D Law, Microbot is restricted from transferring any technologies, know-how, manufacturing or manufacturing rights developed using Israeli Innovation Authority grants outside of Israel without the prior approval of Israeli Innovation Authority. Therefore, if aspects of its technologies are deemed to have been developed with Israeli Innovation Authority funding, the discretionary approval of an Israeli Innovation Authority committee would be required for any transfer to third parties outside of Israel of the technologies, know-how, manufacturing or manufacturing rights related to such aspects. Furthermore, the Israeli Innovation Authority may impose certain conditions on any arrangement under which it permits Microbot to transfer technology or development outside of Israel or may not grant such approvals at all.

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

Our common stock is currently listed on the Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements. There can be no assurances that we will be able to comply with the applicable listing standards. In 2018, we effected a 1:15 reverse stock split to address our stock price falling below the minimum share price required by Nasdaq. Failure to meet applicable Nasdaq continued listing standards could result in a delisting of our common stock. A delisting of our common stock from The Nasdaq Capital Market could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and fewer business opportunities. Additionally, if we are not eligible for quotation or listing on another exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further.

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

We were named as the defendant in a lawsuit, which we refer to as the Matter, captioned Sabby Healthcare Master Fund Ltd. and Sabby Volatility Warrant Master Fund Ltd., Plaintiffs, against Microbot Medical Inc., Defendant, in the Supreme Court of the State of New York, County of New York (the “Court”) (Index No. 654581/2017). The complaint alleged, among other things, that we breached multiple representations and warranties contained in the Securities Purchase Agreement (the “SPA”) related to our June 8, 2017 equity financing, or the Financing, of which the Plaintiffs participated. The complaint sought rescission of the SPA and return of the Plaintiffs’ $3,375,000 purchase price with respect to the Financing, and damages in an amount to be determined at trial, but alleged to exceed $1 million. A trial was held on February 11, 2019. On February 28, 2019, the Court issued a Decision and Order After Trial to rescind the SPA. The rescission would require the Plaintiffs to transfer back to us the shares they purchased in the Financing, and for us to return to Plaintiffs their purchase price of $3.375 million. On March 27, 2019, the Company filed a Notice of Appeal and an Undertaking to stay execution of the judgment pending appeal.  However, management is unable to assess the likelihood that we would be successful in the appeal. Accordingly, no assurance can be given that any adverse outcome would not be material to our consolidated financial position. Additionally, in the event we lose our appeals, we will likely be required to use the proceeds from recent offerings or available cash towards payment of damages and interest on the damages from the date of the decision to the Plaintiffs, and to the Other Investors described below if and to the extent they bring similar lawsuits against us and prevail or if we settle the Sabby litigation, that we otherwise would have used to build our business and develop our technologies into commercial products. In such event, we would be required to raise additional capital sooner than we otherwise would, of which we can give no assurance of success.

On April 4, 2018, we entered into a Tolling and Standstill Agreement with Empery Asset Master, Ltd., Empery Tax Efficient LP, Empery Tax Efficient II LP, and Hudson Bay Master Fund, Ltd., the other investors in the Financing, of whom we refer to as the Other Investors. Pursuant to the Tolling Agreement, among other things, (a) the Other Investors agree not to bring any claims against us arising out of the Matter, (b) the parties agree that if we reach an agreement to settle the claims asserted by the Sabby Funds in the above suit, we will provide the same settlement terms on a pro rata basis to the Other Investors, and the Other Investors will either accept same or waive all of their claims and (c) the parties froze in time the rights and privileges of each party as of the effective date of the Tolling Agreement, until (i) an agreement to settle the suit is executed; (ii) a judgment in the suit is obtained; or (iii) the suit is otherwise dismissed with prejudice.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Description of Property.

Microbot’s principal executive office is located at 25 Recreation Drive, Unit 108, Hingham, MA 02043. Microbot also occupies facilities in premises of approximately 6,000 square feet at 8 Hatochen Street, 3rd Floor, Caesarea, Israel. This facility is expected to provide the space and infrastructure necessary to accommodate its development work based on its current operating plan. Microbot does not own any real property.

Item 3. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business.

Sabby Litigation

We were named as the defendant in a lawsuit, which we refer to as the Matter, captioned Sabby Healthcare Master Fund Ltd. and Sabby Volatility Warrant Master Fund Ltd., Plaintiffs, against Microbot Medical Inc., Defendant, in the Supreme Court of the State of New York, County of New York (the “Court”) (Index No. 654581/2017). The complaint alleged, among other things, that we breached multiple representations and warranties contained in the Securities Purchase Agreement (the “SPA”) related to our June 8, 2017 equity financing, or the Financing, of which the Plaintiffs participated. The complaint sought rescission of the SPA and return of the Plaintiffs’ $3,375,000 purchase price with respect to the Financing, and damages in an amount to be determined at trial, but alleged to exceed $1 million. A trial was held on February 11, 2019. On February 28, 2019, the Court issued a Decision and Order After Trial to rescind the SPA. The rescission would require the Plaintiffs to transfer back to us the shares they purchased in the Financing, and for us to return to Plaintiffs their purchase price of $3.375 million. On March 27, 2019, the Company filed a Notice of Appeal and an Undertaking to stay execution of the judgment pending appeal. However, management is unable to assess the likelihood of the likelihood that we would be successful in the appeal. Accordingly, no assurance can be given that any adverse outcome would not be material to our consolidated financial position. Additionally, in the event we lose our appeals, we will likely be required to use the proceeds from recent offerings or available cash towards payment of damages and interest on the damages from the date of the decision to the Plaintiffs, and to the Other Investors described below if and to the extent they bring similar lawsuits against us and prevail or if we settle the Sabby litigation, that we otherwise would have used to build our business and develop our technologies into commercial products. In such event, we would be required to raise additional capital sooner than we otherwise would, of which we can give no assurance of success.

On April 4, 2018, we entered into a Tolling and Standstill Agreement with Empery Asset Master, Ltd., Empery Tax Efficient LP, Empery Tax Efficient II LP, and Hudson Bay Master Fund, Ltd., the other investors in the Financing, of whom we refer to as the Other Investors. Pursuant to the Tolling Agreement, among other things, (a) the Other Investors agree not to bring any claims against us arising out of the Matter, (b) the parties agree that if we reach an agreement to settle the claims asserted by the Sabby Funds in the above suit, we will provide the same settlement terms on a pro rata basis to the Other Investors, and the Other Investors will either accept same or waive all of their claims and (c) the parties froze in time the rights and privileges of each party as of the effective date of the Tolling Agreement, until (i) an agreement to settle the suit is executed; (ii) a judgment in the suit is obtained; or (iii) the suit is otherwise dismissed with prejudice.

Potential Litigation Under 15 U.S.C. §78p(b)

We intend to bring an action against a former shareholder for recovery of short swing profits under 15 U.S.C. §78p(b). As of the time of filing this Annual Report on Form 10-K, we have not yet filed the complaint or initiated the action, but we intend to do so shortly after such date.

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

	High	Low
Year Ended December 31, 2019:
1st Quarter (through March 28, 2019)	$19.40	$1.62

	High	Low
Year Ended December 31, 2018:
1st Quarter	$17.25	$9.97
2nd Quarter	15.29	8.69
3rd Quarter	11.55	5.47
4th Quarter	8.30	1.38

	High	Low
Year Ended December 31, 2017:
1st Quarter	$8.64	$4.41
2nd Quarter	5.43	1.42
3rd Quarter	1.5	1.00
4th Quarter	1.42	1.02

As of March 28, 2019, there were approximately 167 holders of record of our common stock, and the closing sales price of our common stock as reported on the NASDAQ Capital Market was $7.63.

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

Equity Compensation Plan Information Table

The following table provides information about shares of our common stock that may be issued upon the exercise of options under all of our existing compensation plans as of December 31, 2018.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Plan Category
Equity compensation plans approved by security holders 2017 Equity Incentive Plan	257,920	$16.43	225,409

Equity compensation plans not approved by security holders:
Microbot Israel Employee Stock Option Plan(1)	62,542	$0.0	-
Stock Options (2)	77,846	$4.2	-
Total	398,308		225,409

(1)	Such options were originally issued by Microbot Israel under its Employee Stock Option Plan, and represented the right to purchase an aggregate of 500,000 of Microbot Israel’s ordinary shares. As of the effective time of the Merger, such options were retroactively adjusted to reflect the Merger and now represent the right to purchase shares of our common stock.
(2)	Such options were originally issued by Microbot Israel to MEDX Ventures Group LLC, of which Mr. Gadot is the Chief Executive Officer, Company Group Chairman and majority equity owner, and represented the right to purchase an aggregate of 403,592 of Microbot Israel’s ordinary shares. As of the effective time of the Merger, such options were retroactively adjusted to reflect the Merger and now represent the right to purchase shares of our common stock.

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

Microbot’s current technological platforms, ViRobTM, CardioSertTM and TipCATTM, are comprised of proprietary innovative technologies. Using the ViRob platform, Microbot is currently developing its first product candidate: the Self Cleaning Shunt, or SCSTM, for the treatment of hydrocephalus and Normal Pressure Hydrocephalus, or NPH. Although the SCS utilizes one of our platforms, we are focused on the development of a Multi Generation Pipeline Portfolio utilizing all three of our proprietary technologies.

Microbot has a patent portfolio of 30 issued/allowed patents and 21 patent applications pending worldwide.

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

CardioSert

On May 25, 2018, Microbot acquired a patent-protected technology from CardioSert Ltd., a privately-held medical device company based in Israel. The CardioSert technology contemplates a combination of a guidewire and microcatheter, technologies that are broadly used for surgery within a tubular organ or structure such as a blood vessel or duct. The CardioSert technology features a unique guidewire delivery system with steering and stiffness control capabilities which when developed is expected to give the physician the ability to control the tip curvature, to adjust tip load to varying degrees of stiffness in a gradually continuous manner. The CardioSert technology was originally developed to support interventional cardiologists in crossing chronic total occlusions (CTO) during percutaneous coronary intervention (PCI) procedures and has the potential to be used in other spaces and applications, such as peripheral intervention, and neurosurgery. CardioSert was part of a technological incubator supported by the Israel Innovation Authorities (formerly known as the Office of the Chief Scientist, or OCS), and a device based on the technology has successfully completed pre-clinical testing.

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

Results of Operations

Comparison of Years Ended December 31, 2018 and 2017

The following table sets forth the key components of Microbot’s results of operations for the years ended December 31, 2018 and 2017 (in thousands):

	Years Ended December 31,
	2018	2017	Increase/(Decrease)
Research and development expenses	$2,515	$1,100	$1,415
General and administrative expenses	4,729	4,167	562
Financing (income) expenses, net	(4)	2,322	2,326

Research and Development Expenses. Microbot’s research and development expenses were approximately $2,515,000 for the year ended December 31, 2018, compared to approximately $1,100,000 for the same period in 2017. The increase in research and development expenses of approximately $1,415,000 in 2018 was primarily due to an increase in payroll, stock-based compensation, professional services and patents expenses. Microbot expects its research and development expenses to increase over time as Microbot advances its development programs and begins pre-clinical and clinical trials for the SCS.

General and Administrative Expenses. General and administrative expenses were approximately $4,729,000 for the year ended December 31, 2018, compared to approximately $4,167,000 for the same period in 2017. The substantial increase in general and administrative expenses of approximately $562,000 in 2018 was primarily due to share-based compensation of $907,000, offset by lower public relations and other professional service fees. Microbot believes its general and administrative expenses may increase over time as it advances its programs, increases its headcount and operating activities and incurs expenses associated with being a public company.

Financing Expenses. Financing income was approximately $4,000 for the year ended December 31, 2018, compared to expenses of approximately $2,322,000 for the same period in 2017. The net decrease in financial expenses was primarily due to revaluation and extinguishment of the convertible note and change in fair value of derivative warrant liabilities.

Liquidity and Capital Resources

Microbot has incurred losses since inception and negative cash flows from operating activities for the years ended December 31, 2018 and 2017. As of December 31, 2018, Microbot had a net working capital of approximately $1,071,000, consisting primarily of cash and cash equivalents. Microbot anticipates that it will continue to incur net losses for the foreseeable future as it continues research and development efforts of its product candidates, hires additional staff, including clinical, scientific, operational, financial and management personnel, and incurs additional costs associated with being a public company.

Microbot has funded its operations through the issuance of capital stock, grants from the Israeli Innovation Authority, and convertible debt. Since inception (November 2010) through December 31, 2018, Microbot has raised gross cash proceeds of approximately $18,000,000, and incurred a total cumulative loss of approximately $27,864,000.

On January 14, 2019, the Company entered into a Securities Purchase Agreement with an accredited institutional investor providing for the issuance and sale by the Company to the purchaser of an aggregate of (i) 330,000 shares of the Company’s common stock, at a purchase price per share of $6.50 and (ii) 125,323 pre-funded warrants each to purchase one share of common stock, at a purchase price per Pre-Funded Warrant of $6.49. The gross proceeds to the Company were approximately $3.0 million. The closing of the offering took place on January 15, 2019. The pre-funded warrants were exercised in full in January 2019.

On January 15, 2019, the Company entered into a Securities Purchase Agreement with certain accredited institutional investors providing for the issuance and sale by the Company to the purchasers of an aggregate of 590,000 shares of the Company’s common stock, at a purchase price per share of $10.00. The gross proceeds to the Company were approximately $5.9 million. The closing of the offering took place on January 17, 2019.

On January 23, 2019 the Company entered into a Securities Purchase Agreement with accredited institutional investors providing for the issuance and sale by the Company to the purchasers of an aggregate of 250,000 shares of the Company’s common stock, at a purchase price per share of $9.875. The gross proceeds to the Company were approximately $2.47 million. The closing of the offering took place on January 25, 2019.

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

Cash Flows

The following table provides a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Years ended December 31,
	2018	2017
Net cash used in operating activities	$(4,916)	$(4,856)
Net cash used in investing activities	(223)	(58)
Net cash (used) provided by financing activities	(412)	13,019
Net (decrease) increase in cash and cash equivalents	$(5,551)	$8,105

Comparison of the Years Ended December 31, 2018 and 2017

Cash used in operating activities for the year ended December 31, 2018 was approximately $4,916,000, calculated by adjusting net loss from operations by approximately $2,376,000 to eliminate non-cash and expense items not involving cash flows such as depreciation and accumulated interest on convertible loans, as well as other changes in current assets and liabilities resulting in non-cash adjustments in the income statement. Cash used in operating activities for the year ended December 31, 2017 was approximately $4,856,000, similarly adjusted by approximately $2,733,000. Net cash used by investing activities of approximately $223,000 for the year ended December 31, 2018 consisted of leasehold improvement moving to new offices in Israel compared to approximately $58,000 in the year ended December 31, 2017. Net cash used by financing activities of approximately $412,000 for the year ended December 31, 2018 consisted of deferred expenses relating to issuance of common stock compared to approximately $13,019,000 in the year ended December 31, 2017.

Off Balance Sheet Arrangements

Microbot has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Microbot’s cash and cash equivalents as of December 31, 2018 consisted of readily available checking and money market funds. Microbot’s primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in Microbot’s portfolio, a sudden change in market interest rates would not be expected to have a material impact on Microbot’s financial condition and/or results of operations. Microbot does not believe that its cash or cash equivalents have significant risk of default or illiquidity. While Microbot believes its cash and cash equivalents do not contain excessive risk, Microbot cannot provide absolute assurance that in the future its investments will not be subject to adverse changes in market value. In addition, Microbot maintains significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

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

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements and supplementary data required by this item are included in this Annual Report on Form 10-K immediately following Part IV and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2018. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the management of the Company, have determined that as of December 31, 2018, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a – 15(f) of the Exchange Act). There are inherent limitations to the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. We have assessed the effectiveness of our internal controls over financial reporting (as defined in Rule 13a -15(f) of the Exchange Act) as of December 31, 2018, and have concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Board of Directors

We currently have six directors serving on our Board of Directors (our “Board”). The Board currently consists of Harel Gadot, Yoav Waizer, Yoseph Bornstein, Scott Burell, Martin Madden and Prattipati Laxminarain.

Messrs. Gadot, Waizer and Madden are Class I directors whose terms expire at the Company’s 2019 annual meeting of stockholders. Mr. Burell is a Class II director whose term expires at the Company’s 2020 annual meeting of stockholders. Messrs. Bornstein and Laxminarain are Class III directors whose terms expire at the Company’s 2021 annual meeting of stockholders.

The following table lists the names, ages and positions of the individuals who serve as executive officers and directors of the Company, as of March 28, 2019:

Name	Age	Position
Harel Gadot	47	President, Chief Executive Officer and Chairman of the Board of Directors
Yoav Waizer	54	Director
Yoseph Bornstein	60	Director
Scott Burell	54	Director
Martin Madden	58	Director
Prattipati Laxminarain	61	Director

Harel Gadot, became President, Chief Executive Officer and Chairman of the Company’s Board following the consummation of the merger of C&RD Israel Ltd, a wholly owned subsidiary of the Company, with and into Microbot Medical Ltd. (“Microbot Israel”), with Microbot Israel surviving as a wholly owned subsidiary of the Company (the “Merger”). Mr. Gadot is a co-founder of Microbot Israel and has served as Microbot Israel’s Chief Executive Officer since Microbot Israel was founded in November 2010. He has been the Chairman of Microbot Israel’s board of directors since July 2014. He also serves as the Chairman of XACT Robotics Ltd., an Israel-based private company seeking to develop a novel platform technology for robotic needle steering in minimally invasive interventional procedures such as biopsies and ablations, since August 2013 and MEDX Xelerator L.P., a medical device and digital health Israeli incubator, since July 2016. From December 2007 to April 2010 Mr. Gadot was a Worldwide Group Marketing Director at Ethicon Inc., a Johnson and Johnson Company, where he was responsible for the global strategic marketing of the Company. Mr. Gadot also held management positions, as well as leading regional strategic position for Europe, Middle-East and Africa, as well as In Israel, while at Johnson and Johnson. Mr. Gadot served as director for ConTIPI Ltd. from August 2010 until November 2013 when ConTIPI Ltd. was acquired by Kimberly-Clark Corporation. Mr. Gadot holds a B.Sc.in Business from Siena College, Loudonville NY, and an M.B.A. from the University of Manchester, UK. The Company believes that Mr. Gadot is qualified to serve as Chairman of the Board and as President and Chief Executive Officer of the Company due to his extensive experience in strategic marketing and general management in the medical device industry.

Yoav Waizer, became a director of the Company following the Merger and has served as a member of the Board of Directors of Microbot Israel since May 2015. Mr. Waizer provides CFO services on a part-time basis to a number of venture capital funds and companies; including to Israeli Technology Investments (ITI) Fund, Next Gear Venture Partners L.P. and to Medica Venture Partners. Mr. Waizer served as CFO & COO at Cedar Fund, a venture capital fund focuses on investing in Israel-related high-tech companies and prior to that Mr. Waizer was the CFO of Star Ventures Israel, the Israeli fund of Star Ventures, a $1 billion venture capital fund investing in all stages of development within the Telecom, Enterprise S/W, Wireless and Life Sciences sectors. Mr. Waizer is currently a director of Yeda Research & Development Co. Ltd., the technology transfer arm of the Weizmann Institute of Science, and XACT Robotics Ltd., a private Israeli company developing novel platform robotic technology for use in minimally invasive procedures. Mr. Waizer was the CFO on a part-time basis of MEDX Xelerator L.P., a medical device and digital health Israeli incubator. Mr. Waizer holds Master of Business Administration in Information Systems and B.Sc. in Accounting and Statistics, both from the Tel-Aviv University. The Company believes that Mr. Waizer is qualified to serve as a member of the Company’s board due to his extensive investment experience and extensive knowledge of the life sciences industry.

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

Scott R. Burell, became a director of the Company following the Merger. Since August 1, 2018, Mr. Burell has been the Chief Financial Officer of AIVITA Biomedical, Inc., a private biopharmaceutical company. From November 2006 until its sale to Invitae Corp. in November 2017, he was the Chief Financial Officer, Secretary and Treasurer of CombiMatrix Corporation (NASDAQ: CBMX), a family health-focused clinical molecular diagnostic laboratory specializing in pre-implantation genetic screening, prenatal diagnosis, miscarriage analysis, and pediatric developmental disorders. He successfully led the split-off of CombiMatrix in 2007 from its former parent, has led several successful public and private debt and equity financing transactions as well as CombiMatrix’s reorganization in 2010. Prior to this, Mr. Burell had served as CombiMatrix’s Vice President of Finance since November 2001 and as its Controller from February 2001 to November 2001. From May 1999 to first joining CombiMatrix in February 2001, Mr. Burell was the Controller for Network Commerce, Inc., a publicly traded technology and information infrastructure company located in Seattle. Prior to this, Mr. Burell spent 9 years with Arthur Andersen’s Audit and Business Advisory practice in Seattle. During his tenure in public accounting, Mr. Burell worked with many clients, both public and private, in the high-tech and healthcare markets, and was involved in numerous public offerings, spin-offs, mergers and acquisitions. Mr. Burell is a Board member of Collplant Holdings, Ltd. (Nasdaq: CLGN), an Israeli -based publicly traded biotechnology company focused on regenerative medicine. Mr. Burell is also a Board member of Mer Telemanagement Solutions Ltd. (Nasdaq: MTSL), an Israeli-based publicly traded telecommunications services company. Mr. Burell obtained his Washington state CPA license in 1992 and is a certified public accountant (currently inactive). He holds Bachelor of Science degrees in Accounting and Business Finance from Central Washington University. The Company believes Mr. Burell’s qualifications to serve on the Board include his experience as an executive of a public life sciences company and knowledge of financial accounting in the medical technology field.

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

Executive Officers

Following are the name, age and other information for our named executive officers, as of March 28, 2019. All company officers have been appointed to serve until their successors are elected and qualified or until their earlier resignation or removal. Information regarding Mr. Gadot is set forth above under “–Board of Directors.”

Name	Age	Position
Harel Gadot	47	President, Chief Executive Officer and Chairman of the Board of Directors
David Ben Naim	50	Chief Financial Officer

David Ben Naim, became the Company’s part-time Chief Financial Officer following the consummation of the Merger. Mr. Ben Naim is the general manager of DBN Finance Services Ltd., a company which provides outsourcing financial services to public and private companies, since 2014, including the Company. Through DBN Finance Services, Mr. Ben Naim has acted as the outsourced CFO for Emerald Medical Applications Corp. (OTC:MRLA), a digital health startup company engaged in the development, sale and service of imaging solutions, Tempramed Inc., a private medical device company, Vonetize PLC (TASE:VNTZ), an Israeli company that offers video on demand and over-the-top content services, Unet Credit Finance Services Ltd. (TASE:UNCR-M), and Todos Medical Ltd. (OTC:TOMDF), an Israeli cancer in-vitro-diagnostic company engaging in the development of a series of blood tests for the early detection of a variety of cancers. Prior to that, Mr. Ben Naim served as Chief Financial Officer for several companies in the biomedical and technology industries. From July 2012 to September 2014, Mr. Ben Naim served as Chief Financial Officer for Insuline Medical Ltd. (TASE: INSL), an Israel-based company focused on improving performance of insulin treatment methods. From 2008 until 2011, Mr. Ben Naim served as Chief Financial Officer of Crow Technologies 1977 Ltd. (OTC:CRWTF), a company that designs, develops, manufactures and sells a broad range of security and alarm systems. From 2007 to 2008, Mr. Ben Naim served as Chief Financial Officer of Ilex Medical Ltd. (TASE:ILX), a leading company in the medical diagnostics field. From 2003 to 2007, Mr. Ben Naim was the Corporate Controller of Tadiran Telecom Ltd. He started his career in 1998 at Deloitte & Touche where he left in 2003 as an Audit Senior Manager. Mr. Ben Naim holds a B.A. in social sciences from Open University, Israel, a CPA license from Ramat Gan College, Israel, and an M.B.A. from Ono Academic College, Israel.

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

Corporate Governance Committee

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

Code of Business Conduct and Ethics

We have adopted a Code of Ethics and Conduct that applies to all of our directors, officers, employees, and consultants. A copy of our code of ethics is posted on our website at www.microbotmedical.com. We intend to disclose any substantive amendment or waivers to this code on our website. There were no substantive amendments or waivers to this code in 2018.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers, directors, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC reports of ownership of our securities and changes in reported ownership. Executive officers, directors and greater than 10% beneficial owners are required by SEC rules to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of the copies of such forms furnished to us, or written representations from the reporting persons that no Form 5 was required, we believe that, during the fiscal year ended December 31, 2018, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners have been met, with the exception of Mr. Ben Naim who failed to timely file a 4 report showing 1 transaction.

Item 11. Executive Compensation.

The following table sets forth information regarding each element of compensation that was paid or awarded to the named executive officers of the Company for the periods indicated.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)

Harel Gadot	2018	360,000		55,000	(2)	—	580,667	—	13,800	(3)	1,009,467
Chief Executive	2017	389,000		158,000		—	156,219	—	15,000	(3)	718,219
Officer	2016	275,000		—		—	—	—	—		275,000

Hezi Himelfarb(7)	2018	280,067		12,931	(4)	—	425,101	—	13,000	(5)	718,101
Former Chief Operating Officer & General Manager	2017	228,653	(6)	40,625		—	92,205	—		(6)	361,483
	2016	16,000		—		—	—	—	—		16,000

David Ben Naim	2018	70,026		—		—	26,890	—	—		96,916
Chief Financial	2017	66,000		—		—	188	—	—		66,188
Officer	2016	6,000		—		—	—	—	—		6,000

(1)	Amounts shown do not reflect cash compensation actually received by the named executive officer. Instead, the amounts shown are the non-cash aggregate grant date fair values of stock option awards made during the periods presented as determined pursuant to ASC Topic 718 and excludes the effect of forfeiture assumptions. The assumptions used to calculate the fair value of stock option awards are set forth under Note 10 to the Consolidated Financial Statements of the Company included in the Company’s Form 10-K for the fiscal year ended December 31, 2017.
(2)	Represents the remaining portion of Mr. Gadot’s 2017 bonus, which was paid in 2018. Mr. Gadot’s bonus for the 2018 fiscal year was paid in 2019.
(3)	All Other Compensation includes Mr. Gadot’s monthly automobile allowance and tax gross-up.
(4)	Represents the remaining portion of Mr. Himelfarb’s 2017 bonus, which was paid in 2018.
(5)	All Other Compensation includes Mr. Himelfarb’s yearly automobile allowance.
(6)	The salary includes $13,000 for Mr. Himelfarb’s yearly automobile allowance.
(7)	Effective as of February 1, 2019, Mr. Himelfarb, a member of the Board of Directors of the Company, and the Company’s Chief Operating Officer, resigned from all positions with the Company and from his position as General Manager of Microbot Medical Ltd., a wholly-owned subsidiary of the Company. Notwithstanding the foregoing, Mr. Himelfarb has remained to assist with the transition of his duties.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the named executive officers as of the end of the fiscal year ended December 31, 2018.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market value of Shares of Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

Harel Gadot	77,846	–	$4.20	9/01/2024	–	–	–	–
	48,672	72,175	15.75	9/14/2027
Hezi Himelfarb	29,003	43,505	19.35	10/15/2027	–	–	–	–
David Ben Naim	2,000	3,000	15.30	12/28/2027	–	–	–	–
Simon Sharon	-	10,000	9.00	08/13/2028	–	–	–	–

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

Mr. Gadot shall also be entitled to receive a target annual cash bonus of up to a maximum amount of 40% of base salary, which maximum amount was paid for the 2018 fiscal year.

Mr. Gadot shall be further entitled to a monthly automobile allowance and tax gross up on such allowance of $1,150, and shall be granted options to purchase shares of common stock of the Company representing 5% of the issued and outstanding shares of the Company, based on vesting and other terms to be determined by the Compensation Committee of the Board of Directors.

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

Hezi Himelfarb Employment Agreement

We entered into an employment agreement (the “Himelfarb Agreement”) with Mr. Himelfarb on December 5, 2016, to serve as our Chief Operating Office and General Manager, on an indefinite basis subject to the termination provisions described in the Himelfarb Agreement. Pursuant to the terms of the Himelfarb Agreement, Mr. Himelfarb shall receive a base salary of 64,000 New Israeli Shekel (NIS) per month or NIS 768,000 per year, or the equivalent of approximately $203,714 per annum based on an exchange rate of $.265 for NIS 1.0.

Mr. Himelfarb shall be entitled to grants or payments subject to the adoption by the Company at its discretion of a bonus plan or policy.

Under the Himelfarb Agreement, Mr. Himelfarb was entitled to participate in the Company’s motor vehicle program and receive a motor vehicle from the Company’s vehicle pool. The Company shall pay an amount equal to 8.33% of Mr. Himelfarb’s salary, which shall be allocated to a fund for severance pay to Mr. Himelfarb, and an additional amount equal to 6.25% of Mr. Himelfarb’s salary (6.5% as of January 1, 2017), which shall be allocated to a pension plan, in addition to disability insurance contributions and as otherwise may be required by applicable Israeli law from time to time. The Company shall also contribute to an educational fund an amount equal to 7.5% of each monthly payment of Mr. Himelfarb’s full salary. Mr. Himelfarb is also entitled to options to purchase 1,087,627 shares of the Company’s common stock, which represents 3% of the Company’s issued and outstanding shares of common stock as of the closing of the Company’s merger transaction with the Subsidiary on November 28, 2016.

The Himelfarb Agreement contains customary non-competition provisions pursuant to which Mr. Himelfarb agrees not to compete with the Company. Mr. Himelfarb also agreed to customary terms regarding confidentiality and ownership of intellectual property.

Effective as of February 1, 2019, Mr. Himelfarb, a member of the Board of Directors of the Company, and the Company’s Chief Operating Officer, resigned from all positions with the Company. Effective as of February 1, 2019, Mr. Himelfarb also resigned from his position as General Manager of Microbot Medical Ltd., a wholly-owned subsidiary of the Company. Notwithstanding the foregoing, Mr. Himelfarb has remained to assist with the transition of his duties. As a result of certain termination provisions of the Himelfarb Agreement, Mr. Himelfarb is entitled to six months of compensation as a result of such resignation.

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

Pursuant to the Agreement, the Company shall pay the Service Provider a fixed fee of NIS 22,000, or the equivalent of approximately $5,835 per month based on an exchange rate of $.265 for NIS1.0, plus VAT per month, and the Company shall reimburse DBN Finance Services for reasonable and customary out of pocket expenses incurred by it or Mr. Ben Naim connection with the performance of the duties under the Services Agreement. In addition, the Company shall maintain for the benefit of Mr. Ben Naim, a Directors and Officers insurance policy, according to the Company’s policy for other directors and officers of the Company.

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

DBN Finance Services and Mr. Ben Naim agreed to customary provisions regarding confidentiality and intellectual property ownership. The Services Agreement also contains customary non-competition and non-solicitation provisions pursuant to which DBN Finance Services and Mr. Ben Naim agree not to compete and solicit with the Company during the term of the Agreement and for a period of twelve months following the termination of the Agreement.

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

Our certificate of incorporation eliminates the personal liability of our directors to the fullest extent permitted by law. The certificate of incorporation further provides that the Company will indemnify its officers and directors to the fullest extent permitted by law. We believe that this indemnification covers at least negligence on the part of the indemnified parties. Insofar as indemnification for liabilities under the Securities Act may be permitted to our directors, officers, and controlling persons under the foregoing provisions or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is therefore unenforceable.

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

The following table summarizes cash-based and equity compensation information for our outside directors, including annual Board and committee retainer fees and meeting attendance fees, for the year ended December 31, 2018:

Name	Fees earned or paid in cash	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Yoav Waizer	$32,500	$-	$13,483	$-	$-	$-	$45,983

Yoseph Bornstein	41,250	-	13,483	-	-	-	54,733

Scott Burell	41,250	-	13,483	-	-	-	54,733

Martin Madden	41,250	-	13,483	-	-	-	54,733

Prattipati Laxminarain	27,500	-	13,483	-	-	-	40,983

(1)	Amounts shown do not reflect cash compensation actually received by the director. Instead, the amounts shown are the non-cash aggregate grant date fair values of stock option awards made during the period presented as determined pursuant to ASC Topic 718 and excludes the effect of forfeiture assumptions. The assumptions used to calculate the fair value of stock option awards are set forth under Note 10 to the Consolidated Financial Statements of the Company included in the Company’s Form 10-K for the fiscal year ended December 31, 2017.

Messrs. Gadot and Himelfarb received compensation for their services to the Company as set forth under the summary compensation table above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number of shares of our common stock beneficially owned, as of March 28, 2019, by (i) each of our directors, (ii) each of our named executive officers, (iii) all of our current directors and executive officers as a group, and (iv) all those known by us to be to a beneficial owner of more than 5% of the company’s common stock. In general, “beneficial ownership” refers to shares that an individual or entity has the power to vote or dispose of, and any rights to acquire common stock that are currently exercisable or will become exercisable within 60 days of March 28, 2019. We calculated percentage ownership in accordance with the rules of the SEC. The percentage of common stock beneficially owned is based on 4,307,580 shares outstanding as of March 28, 2019. In addition, shares issuable pursuant to options or other convertible securities that may be acquired within 60 days of March 28, 2019 are deemed to be issued and outstanding and have been treated as outstanding in calculating and determining the beneficial ownership and percentage ownership of those persons possessing those securities, but not for any other persons.

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

Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Common Stock Beneficially Owned
Directors and Executive Officers
Harel Gadot(1)	310,066	6.98%
Yoav Waizer(2)	1,788	*
Yoseph Bornstein(3)	303,816	7.05%
Scott Burell(2)	1,788	*
Martin Madden(2)	1,788	*
David Ben Naim(2)	2,375	*
Prattipati Laxminarain(2)	1,788	*
Yehezkel (Hezi) Himelfarb (2)(7)	34,442	*
All current directors and executive officers as a group (7 persons)(4)	623,409	14.00%
Five Percent Shareholders
LSA - Life Science Accelerator Ltd.(3)	303,816	7.05%
MEDX Ventures Group LLC(5)	254,711	5.81%
Saber Holding GmbH(6)	287,134	6.67%

(1)	Includes 77,864 shares of our common stock issuable upon the exercise of options granted to MEDX Ventures Group and 55,355 shares of our common stock issuable upon the exercise of options granted to Mr. Gadot. All of such shares and 77,864 options are held by MEDX Ventures Group LLC, which is beneficially owned by Mr. Gadot. See Note 6 below.
(2)	Represents options to acquire shares of our common stock.
(3)	Based on representations and other information made or provided to the Company by Mr. Bornstein, Mr. Bornstein is the CEO and Director of LSA and of Shizim, and Mr. Bornstein is the majority equity owner of Shizim. Shizim is the majority equity owner of LSA. Accordingly, Mr. Bornstein may be deemed to share voting and investment power over the shares beneficially owned by these entities and has an address of 16 Iris Street, Rosh-Ha’Ayin Israel 4858022. Includes 1,788 shares of our common stock issuable to Mr. Bornstein upon exercise of options.
(4)

Includes shares of our common stock issuable upon the exercise of options as set forth in footnotes (1), (2) and (3). Does not include Mr. Himelfarb, who resigned effective February 1, 2019. See Note (7) below).

(5)	Includes 77,864 shares of our common stock issuable upon the exercise of options granted to MEDX Ventures Group. Mr. Gadot is the Chief Executive Officer, Company Group Chairman and majority equity owner of MEDX Venture Group and thus may be deemed to share voting and investment power over the shares beneficially owned by this entity. Does not include 55,355 shares of our common stock issuable upon the exercise of options granted to Mr. Gadot directly. See Note 1 above.
(6)	Pursuant to a Schedule 13D/A-2 filed on June 20, 2017, Mrs. Sandra Berkson owns 100% of the equity of Saber Holding GmbH. Mr. Avram Berkson and Mrs. Sandra Berkson have shared power with Saber to vote or direct the vote, and to dispose or direct the disposition, of such shares. Saber’s address is Krummbaumgasse 10/20, 1020 Wein, Austria.
(7)	Effective as of February 1, 2019, Mr. Himelfarb, a member of the Board of Directors of the Company, and the Company’s Chief Operating Officer, resigned from all positions with the Company and from his position as General Manager of Microbot Medical Ltd., a wholly-owned subsidiary of the Company. Notwithstanding the foregoing, Mr. Himelfarb has remained to assist with the transition of his duties.

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

Our wholly-owned subsidiary, Microbot Medical Ltd., entered into a license agreement with Technion Research and Development Foundation Ltd., or TRDF, in 2012 pursuant to which it obtained an exclusive, worldwide, royalty-bearing, sub-licensable license to certain patents and inventions relating to the SCS and TipCAT technology platforms. TRDF is a founder of Microbot. See “Description of Business – Intellectual Property” for a description of this agreement.

Other than the above transaction, there have been no related party transactions or any other transactions o relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

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

The independent members of our Board are Messrs. Waizer, Bornstein, Burell, Madden and Laxminarain.

Item 14. Principal Accountant Fees and Services.

Audit and Tax Fees

The Board, upon the recommendation of the Audit Committee, has selected the independent accounting firm of Brightman Almagor Zohar & Co., a Member of Deloitte Touche Tohmatsu Limited, to audit the accounts of the Company for the year ending December 31, 2018.

The Audit Committee considered the tax compliance services provided by Brightman Almagor Zohar & Co., concluded that provision of such services is compatible with maintaining the independence of the independent accountants, and approved the provision by Brightman Almagor Zohar & Co. of tax compliance services with respect to the year ending December 31, 2018.

The Audit Committee received the following information concerning the fees of the independent accountants for the years ended December 31, 2018 and 2017, has considered whether the provision of these services is compatible with independence of the independent accountants, and concluded that it is:

	Year Ended
	12/31/18	12/31/17
Audit Fees (1)	$50,000	$35,000
Audit-Related Fees	–	–
Tax Fees	$9,000	–
All Other Fees (2)	$17,000	–

(1)	Audit fees represents fees for the integrated audit of our annual consolidated financial statements and reviews of the interim consolidated financial statements, and review of audit-related SEC filings
(2)	Includes fees related to issuing comfort letter and consent(s).

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

(3) Exhibits:

The documents set forth below are filed herewith or incorporated by reference to the location indicated.

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger and Reorganization, dated as of August 15, 2016, by and among StemCells, Inc., C&RD Israel Ltd. and Microbot Medical Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 15, 2016).
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and filed on March 15, 2007).
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 29, 2016).
3.3	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 4, 2018).
3.4	Amended and Restated By-Laws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 3, 2016).
3.5	Certificate of Elimination (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 12, 2018).
4.1	Form of Series A Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 16, 2016).

4.2	Form of Series B Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 16, 2016).
4.3	Form of Pre-Funded Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 16, 2019)
4.4	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 16, 2019)
4.5	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 17, 2019).
4.6	Form of Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 25, 2019).
4.7	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 25, 2019).
10.1	Form of Indemnification Agreement, between the Company and Each of its Directors and Officers (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 29, 2016).
10.2*	Employment Agreement with Harel Gadot (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 29, 2016).
10.3*	Services Agreement with DBN Finance Services Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 29, 2016).
10.4*	Employment Agreement with Yehezkel Himelfarb (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 8, 2016).
10.5	Form of Securities Purchase Agreement, dated January 5, 2017 (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 5, 2017).
10.6	Placement Agreement, dated January 4, 2017 (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 5, 2017).
10.7	Asset Purchase Agreement, dated November 11, 2016, by and among StemCells, Inc., Stem Cell Sciences Holdings Limited, Stemcells California, Inc., and Boco Silicon Valley, Inc. (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and filed on March 21, 2017).
10.8	Contract Research Agreement, dated January 27, 2017, with The Washington University (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and filed on March 21, 2017).
10.9	License Agreement, dated June 20, 2012, by and between Technion Research and Development Foundation, and Microbot Medical Ltd. (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and filed on March 21, 2017).
10.10*	Microbot Medical Inc. 2017 Equity Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2017, filed on November 14, 2017).
10.11*	Cooperation and Consulting Agreement, by and between StemCells, Inc. and Ken Stratton, dated June 6, 2016 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2016, filed on August 15, 2016).
10.12*	Cooperation and Consulting Agreement, by and between StemCells, Inc. and Gregory Schiffman, dated June 6, 2016 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2016, filed on August 15, 2016).
10.13	Cooperation and Consulting Agreement, by and between StemCells, Inc. and Ian Massey, dated June 6, 2016 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2016, filed on August 15, 2016).
10.14	Agreement, dated January 4, 2018, by and between CardioSert Ltd. and Microbot Medical Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 8, 2018).
10.15	Tolling and Standstill Agreement, dated as of April 2, 2018, by and among (a) Schulte Roth & Zabel LLP, on behalf of Empery Asset Master, Ltd., Empery Tax Efficient LP, Empery Tax Efficient II LP, and Hudson Bay Master Fund, Ltd. and (b) Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C., on behalf of the Company. (incorporated by reference to the Company’s Registration Statement on Form S-1 filed on November 19, 2018.)
10.16	Engagement Letter, dated as of October 12, 2018, by and between Microbot Medical Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 16, 2019)
10.17	Form of Securities Purchase Agreement, dated as of January 14, 2019, by and among Microbot Medical Inc., and the Purchaser (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 16, 2019)
10.18	Form of Securities Purchase Agreement, dated as of January 15, 2019, by and among Microbot Medical Inc., and the Purchaser (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 17, 2019)
10.19	Form of Securities Purchase Agreement, dated as of January 23, 2019, by and among Microbot Medical Inc., and the Purchaser (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 25, 2019)
21.1	Subsidiaries of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and filed on March 21, 2017).
31.1	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Harel Gadot, Chief Executive Officer)
31.2	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (David Ben Naim, Chief Financial Officer)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Harel Gadot, Chief Executive Officer)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (David Ben Naim, Chief Financial Officer)
101.INS	XBRL Instance.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation.
101.DEF	XBRL Taxonomy Extension Definition.
101.LAB	XBRL Taxonomy Extension Labels.
101.PRE	XBRL Taxonomy Extension Presentation.

* Indicates Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROBOT MEDICAL INC.

/s/ Harel Gadot
Harel Gadot
President, Chief Executive Officer and Chairman
Dated: March 29, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harel Gadot	Chairman, President and Chief Executive Officer	March 29, 2019
Harel Gadot	(Principal Executive Officer)

/s/ David Ben Naim	Chief Financial Officer	March 29, 2019
David Ben Naim	(Principal Financial and Accounting Officer)

/s/ Yoav Waizer	Director	March 29, 2019
Yoav Waizer

/s/ Yoseph Bornstein	Director	March 29, 2019
Yoseph Bornstein

/s/ Prattipati Laxminarain	Director	March 29, 2019
Prattipati Laxminarain

/s/ Scott Burell	Director	March 29, 2019
Scott Burell

Director
Martin Madden

MICROBOT MEDICAL INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Microbot Medical Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Microbot Medical Inc. and its subsidiary (the “Company”) as of December 31, 2018 and 2017 and the related consolidated statements of comprehensive loss, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

Brightman Almagor Zohar & Co.

Certified Public Accountants

Member of Deloitte Touche Tohmatsu Limited

Tel Aviv, Israel

April 1, 2019

We have served as the Company’s auditor since 2013.

MICROBOT MEDICAL INC.

Consolidated Balance Sheets

U.S. dollars in thousands

(Except share and per share data)

		As of December 31,
	Note	2018	2017
ASSETS

Current assets:
Cash and cash equivalents		$5,238	$10,787
Restricted cash		25	27
Other current assets	3	568	116
		5,831	10,930

Fixed assets, net	4	259	90

Total assets		$6,090	$11,020

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade payables		$630	$78
Accrued liabilities	5	755	450
Other accrued liabilities	8	3,375	-
Total current liabilities		4,760	528

Long-term liabilities:

Derivative warrant liability	7	8	28
		8	28

Total liabilities		4,768	556

Commitments and contingencies	8

Temporary equity:	9
Common stock of $0.01 par value; issued and outstanding: 0 and 721,107 shares as of December 31, 2018 and 2017		-	500

Shareholders’ equity:
Preferred stock of $0.01 par value; Authorized: 1,000,000 shares as of December 31, 2018 and 2017; issued and outstanding: 0 and 4,001 shares as of December 31, 2018 and 2017, respectively	9	-	(*	)
Common stock of $0.01 par value; Authorized: 220,000,000 as of December 31, 2018 and 2017; issued and outstanding (**): 3,012,343 and 2,013,193 shares as of December 31, 2018, and December 31, 2017, respectively		31	27
Additional paid-in capital		32,530	30,561
Treasury shares	8	(3,375)	-
Accumulated deficit		(27,864)	(20,624)
		1,322	9,964

		$6,090	$11,020

(*)	Less than 1
(**)	December 31 2017 share data represents the number of shares adjusted to retroactively reflect the 1:15 reverse stock split effected on September 4, 2018. Refer to Note 1 for further information.

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Consolidated Statements of Comprehensive Loss

U.S. dollars in thousands

(Except share and per share data)

		Years ended
		December 31,
	Note	2018	2017

Research and development expenses, net	11	$2,515	$1,100

General and administrative expenses	12	4,729	4,167

Operating loss		7,244	5,267

Financing (income) expenses, net	13	(4)	2,322

Net loss and comprehensive loss		$7,240	$7,589

Net loss per share, basic and diluted	10	$(2.41)	$(2.76)

Weighted-average number of common shares outstanding, basic and diluted (*)		2,904,253	2,178,827

(*)	December 31, 2017 share data represents the number of shares adjusted to retroactively reflect the 1:15 reverse stock split effected on September 4, 2018. Refer to Note 1 for further information.

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Consolidated Statements of Shareholder’s Equity

U.S. dollars in thousands

(Except share and per share data)

	Preferred A Shares			Common Stock (***)		Additional	Treasury		Total
	Number	Amount		Number	Amount	paid-in capital	shares (1)	Accumulated deficit	shareholders’ equity	Temporary equity (**)

Balances, December 31, 2016	9,736	$	(*)	(**)1,788,884	$18	$14,713	$-	$(13,035)	$1,696	$500
Issuance of common stock	-		-	299,815	3	12,699	-	-	12,702	-
Share-based compensation	-		-	8,085	(*)	479	-	-	479	-
Exercise of options	-		-	31,787	(*)	(*)	-	-	-	-
Cashless exercise of warrants	-		-	24	(*)	-	-	-	(*)	-
Extinguishment of convertible notes and issuance of preferred A shares	3,255		(*)	-	-	2,676	-	-	2,676	-
Conversion of preferred A shares to common stock	(8,990)		(*)	605,705	6	(6)	-	-	-	-
Net loss	-		-	-	-	-	-	(7,589)	(7,589)	-
Balances, December 31, 2017	4,001		(*)	2,734,300	27	30,561	-	(20,624)	9,964	500
Share-based compensation	-		-	-	-	1,399	-	-	1,399	-
Exercise of options	-		-	2,487	(*)	(*)	-	-	-	-
Common shares classified out of temporary equity						500	-		500	(500)
Shares issued as consideration-vendor	-		-	6,738	1	73	-	-	74	-
Conversion of preferred A shares to common stock	(4,001)		(*)	268,818	3	(3)	-	-	-	-
Rescission of share purchase agreement	-		-	-	-	-	(3,375)	-	(3,375)	-
Net loss	-		-	-	-	-	-	(7,240)	(7,240)	-

Balances, December 31, 2018	-	$	(*)	**3,012,343	$31	$32,530	$(3,375)	$(27,864)	$1,322	$-

(1) Refer to Note 8 for further information

(*) Less than 1

(**) Includes 721,107 common stock classified as temporary equity as of December 31, 2017.

(***) December 31, 2016 and 2017 share data represent the number of shares adjusted to retroactively reflect the 1:15 reverse stock split effected on September 4, 2018. Refer to Note 1 for further information.

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Consolidated Statements of Cash Flows

U.S. dollars in thousands

(Except share and per share data)

	Years ended December 31,
	2018		2017

OPERATING ACTIVITIES

Net loss		$(7,240)		$(7,589)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		54		21
Interest and amortization of discount on convertible notes		-		237
Financing loss on debt extinguishment		-		2,364
Changes in fair value of derivative warrant liability		(20)		(285)
Shares issued as consideration-vendor		74		-
Share-based compensation expense		1,399		479
Changes in assets and liabilities:
Other receivables		(40)		(14)
Other payables and accrued liabilities		463		(69)

Net cash used in operating activities		(5,310)		(4,856)

INVESTMENT ACTIVITIES

Purchase of property and equipment		(223)		(58)

Net cash used in investing activities		(223)		(58)

FINANCING ACTIVITIES

Inflows in connection with current assets and liabilities acquired in reverse recapitalization, net		-		317
Deferred financing fees		(18)		-
Issuance of common stock, net of issuance costs		-		12,702

Net cash (used in) provided by financing activities		(18)		13,019

(Decrease) increase in cash and cash equivalents		(5,551)		8,105

Cash and cash equivalents and restricted cash at the beginning of the year		10,814		2,709

Cash and cash equivalents and restricted cash at the end of the year		$5,263		$10,814

Supplemental disclosure of cash flow information: Non-cash financing transactions:
Cashless exercise of warrants	$	(* )	$	(* )
Rescission of share purchase agreement		$3,375		$-
Conversion of Series A Convertible Preferred Stock into common stock		$30		$90
Extinguishment of convertible notes in exchange for Series A Convertible Preferred Stock		$-		$2,083
Financing fees included in other payables and accrued liabilities		$394		$-
Temporary equity classified to permanent equity		$500		$-

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Notes to the consolidated financial statements

U.S. dollars in thousands

(Except share and per share data)

NOTE 1 GENERAL

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

To date, the Company has not generated revenues from its operations. As of December 31, 2018, the Company had unrestricted cash and cash equivalent balance of approximately $5,238, which management believes is sufficient to fund its operations for more than 12 months from the date of issuance of these financial statements and sufficient to fund its operations necessary to continue development activities of its current proposed products, after taking into consideration the sale and issuance of common stock to investors for gross proceeds of approximately $11 million in cash during the first quarter of 2019 . Refer to Note 16 - “Subsequent Events” for further information.

Due to continuing research and development activities, the Company expects to continue to incur additional losses for the foreseeable future. The Company plans to continue to fund its current operations as well as other development activities relating to additional product candidates, through future issuances of either debt and/or equity securities and possibly additional grants from the Israeli Innovation Authority and other government institutions. The Company’s ability to raise additional capital in the equity and debt markets is dependent on a number of factors, including, but not limited to, the market demand for the Company’s stock, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to the Company.

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

(Except share and per share data)

D.	Reverse Stock Split

On September 4, 2018, the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to affect a one-for-15 reverse stock split of the Company’s common stock (the “Reverse Split”). As a result of the Reverse Split, every 15 shares of the Company’s old common stock were converted into one share of the Company’s new common stock. Fractional shares resulting from the Reverse Split were rounded up to the nearest whole number. The Reverse Split automatically and proportionately adjusted, based on the one-for-fifteen split ratio, all issued and outstanding shares of the Company’s common stock, as well as common stock underlying convertible preferred stock, stock options, warrants and other derivative securities outstanding at the time of the effectiveness of the Reverse Split. The exercise price on outstanding equity based-grants was proportionately increased, while the number of shares available under the Company’s equity-based plans was also proportionately reduced. Share and per share data (except par value) for the periods presented reflect the effects of the Reverse Split. References to numbers of shares of common stock and per share data in the accompanying financial statements and notes thereto for periods ended prior to September 4, 2018 have been adjusted to reflect the Reverse Split on a retroactive basis.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

MICROBOT MEDICAL INC.

Notes to the consolidated financial statements

U.S. dollars in thousands

(Except share and per share data)

Concentrations of credit risk

Financial instruments which potentially subject the Company to credit risk consist primarily of cash and cash equivalents. The Company holds these investments in highly rated financial institutions. These amounts at times may exceed federally insured limits. The Company has not experienced any credit losses in such accounts and does not believe it is exposed to any significant credit risk on these funds. The Company has no off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts, or other hedging arrangements.

E.	Fixed assets

Fixed assets are presented at costs less accumulated depreciation. Depreciation is calculated based on the straight-line method over the estimated useful lives of the assets, at the following annual rates:

%

Research equipment and software	25-33
Furniture and office equipment	7
Leasehold improvements	20

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

Basic net loss per share is computed by dividing net loss, as adjusted to include the weighted average number of shares of common stock outstanding during the year. Shares of common stock and preferred stock contingently issuable for little or no cash are included in basic net loss per share on an as issued basis.

Diluted net loss per share is computed by dividing net loss, as adjusted to include preferred shares dividend participation rights of preferred shares outstanding during the year as well as of preferred shares that would have been outstanding if all potentially dilutive preferred shares had been issued, by the weighted average number of shares of common stock outstanding during the year, plus the number of shares of common stock that would have been outstanding if all potentially dilutive shares of common stock had been issued, using the treasury stock method, in accordance with ASC 260-10 “Earnings per Share”.

All outstanding stock options and warrants have been excluded from the calculation of the diluted loss per share for the years ended December 31, 2018 and December 31, 2017, since all such securities have an anti-dilutive effect.

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

(Except share and per share data)

ASC 718-10 requires companies to estimate the fair value of stock options using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s statement of operations.

The Company accounted for stock-based compensation awards to non-employees in accordance with the Financial Accounting Standards Board (“FASB”) ASC 505-50, “Equity-Based Payments to Non-Employees” (“FASB ASC 505-50”). Under FASB ASC 505-50, the Company determines the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

In June 2018, FASB issued Accounting Standards Update (“ASU”) 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, which simplifies the accounting for nonemployee share-based payment transactions by aligning the measurement and classification guidance, with certain exceptions, to that for share-based payment awards to employees. The amendments expand the scope of the accounting standard for share-based payment awards to include share-based payment awards granted to non-employees in exchange for goods or services used or consumed in an entity’s own operations and supersedes the guidance related to equity-based payments to non-employees. The Company elected to early adopt these amendments on June 1, 2018. The adoption of these amendments did not have a significant impact on our consolidated financial statements and related disclosures.

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

J.	Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

K.	Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2018, and 2017, the Company had a full valuation allowance against deferred tax assets.

L.	Recent Accounting Standards

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

In July 2018, the FASB issued ASU No. 2018-11, “Targeted Improvements - Leases (Topic 842).” This update provides an optional transition method that allows entities to elect to apply the standard prospectively at its effective date, versus recasting the prior periods presented. If elected, an entity would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This ASU is effective for the Company in the first quarter of 2019.

MICROBOT MEDICAL INC.

Notes to the consolidated financial statements

U.S. dollars in thousands

(Except share and per share data)

While the Company continues to assess all of the effects of adoption, it currently believes the most significant effects from implementing this standard relate to the recognition of new right-of-use (“ROU”) assets and lease liabilities on its balance sheet for real estate operating leases and car leases. Upon adoption, the Company currently expects to recognize additional ROU assets and lease liabilities of approximately $630, based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

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

In July 2017, the FASB issued ASU 2017-11, which includes Part I “Accounting for Certain Financial Instruments with Down Round Features” and Part II “Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-Controlling Interests with a Scope Exception”. The ASU makes limited changes to the Board’s guidance on classifying certain financial instruments as either liabilities or equity. The ASU’s objective is to improve (1) the accounting for instruments with “down-round” provisions and (2) the readability of the guidance in ASC 480 on distinguishing liabilities from equity by replacing the indefinite deferral of certain pending content with scope exceptions. The ASU is effective for the Company in the first quarter of 2019, with early adoption permitted. The Company has derivative warranty liabilities as discussed in Note 7 which upon adoption of the new standard are expected to be classified as permanent equity.

In August 2018, the FASB issued ASU 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements”, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements, and is effective for the Company beginning on January 1, 2020. The Company does not expect that this standard will have a material effect on the Company’s consolidated financial statements.

NOTE 3 OTHER CURRENT ASSETS

	As of December 31,
	2018	2017

Amounts due from government institutions	$65	$35
Deferred costs related to issuance of common shares (see Note 16)	412	-
Prepaid expenses and others	91	81
	$568	$116

NOTE 4 FIXED ASSETS, NET

	As of December 31,
	2018	2017

Cost:
Research equipment and software	$98	$76
Leasehold improvement	83	-
Furniture and office equipment	210	92
	391	168
Accumulated Depreciation:
Research equipment and software	47	42
Leasehold improvement	12	-
Furniture and office equipment	73	36
	132	78

	$259	$90

MICROBOT MEDICAL INC.

Notes to the consolidated financial statements

U.S. dollars in thousands

(Except share and per share data)

NOTE 5 - ACCRUED LIABILITIES

	As of December 31,
	2018	2017

Employee-related liabilities	$67	$64
Amounts due to certain government institution	220	56
Other current liabilities	468	330
	$755	$450

NOTE 6 CONVERTIBLE LOAN FROM SHAREHOLDERS

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

On May 9, 2017, the Company entered into a Securities Exchange Agreement with Alpha Capital pursuant to which the Company agreed to issue 3,255 shares of the Series A Convertible Preferred Stock, par value $0.01 per share, of the Company, in exchange for the full satisfaction, termination and cancellation of the outstanding 6% convertible promissory note of the Company in the principal amount of approximately $2,029 issued on November 28, 2016 and held by Alpha Capital. As a result of the extinguishment of the convertible note and issuance of the preferred shares, the Company recorded a financial loss in the amount of $2,360.

NOTE 7 - DERIVATIVE WARRANT LIABILITIES

The remaining outstanding warrants and terms as of December 31, 2018 and December 31, 2017 (split-adjusted) are as follows: (*)

Issuance date	Outstanding as of December 31, 2017	Outstanding as of December 31, 2018	Exercise Price	Exercisable as of December 31, 2018	Exercisable Through

Series A (2013)	3,895	-	$-	-	October 2018
Series A (2013)	183	183	$2,725	183	April 2023
Series A (2015)	683	683	$1,363	683	April 2020
Series A (2016) (a)	625	-	$-	-	March 2018
Series B (2016) (a)	2,770	2,770	$40	2,770	March 2022

(*)	December 31, 2018 and 2017 warrant data represents the number of shares adjusted to retroactively reflect the 1:15 Reverse Split effected on September 4, 2018. Refer to Note 1 for further information.
a)	These warrants contain a full ratchet anti-dilution price protection so that, in most situations upon the issuance of any common stock or securities convertible into common stock at a price below the then-existing exercise price of the outstanding warrants, the warrant exercise price will be reset to the lower common stock sales price. As such anti-dilution price protection does not meet the specific conditions for equity classification, the Company is required to classify the fair value of these warrants as a liability, with changes in fair value to be recorded as income (loss) due to change in fair value of warrant liability. The estimated fair value of the Company’s warrant liability at December 31, 2018 and December 31, 2017, was approximately $8 and $28, respectively.

MICROBOT MEDICAL INC.

Notes to the consolidated financial statements

U.S. dollars in thousands

(Except share and per share data)

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

In March 2017, an institutional holder executed a cashless exercise of 51 warrants and 24 shares of common stock were issued in connection therewith.

The following table summarizes the changes in the valuation of the derivative warrant liabilities as of December 31, 2018 and December 31, 2017:

	Series A (2011)	Series A (2013)	Series A (2013)	Series A (2015)	Series A (2016)		Series B (2016)	Total
Balances at December 31, 2017	$-	$-	$-	$-	$	(*)	$28	$28
Exercised	-	-	-	-		-	-	-
Expired	-	-	-	-		(*)	-	(*)
Changes in fair value	-	-	-	-		-	(20)	(20)
Balances at December 31, 2018	$-	$-	$-	$-		$-	$8	$8

(*) Less than 1

The following table summarizes the observable inputs used in the valuation of the derivative warrant liabilities as of December 31, 2018 and December 31, 2017 (split-adjusted):

	As of December 31, 2018		As of December 31, 2017
	Series A (2016)	Series B (2016)	Series A (2016)	Series B (2016)
Share price	—	$1.72	$15.10	$15.10
Exercise price	—	$40.00	$40.00	$40.00
Expected volatility	—	181.3%	60%	119%
Risk-free interest	—	2.92%	1.24%	1.89%
Dividend yield	—	—	—	—
Expected life of up to (years)	—	3.25	0.25	4.25

Activity in such liabilities measured on a recurring basis is as follows:

Derivative Warrant Liabilities
As of December 31, 2017	$28
Revaluation of warrants	(20)
As of December 31, 2018	$8

Derivative Warrant Liabilities
As of December 31, 2016	$313
Revaluation of warrants	(285)
Exercise warrants	(*)
As of December 31, 2017	$28

(*) Less than 1

MICROBOT MEDICAL INC.

Notes to the consolidated financial statements

U.S. dollars in thousands

(Except share and per share data)

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

NOTE 8 COMMITMENTS AND CONTINGENCIES

Microbot Israel obtained from the Israeli Innovation Authority (“IIA”) grants for participation in research and development for the years 2013 through December 31, 2018 in the total amount of approximately $1,310 and, in return, Microbot Israel is obligated to pay royalties amounting to 3%-3.5% of its future sales up to the amount of the grant. The grant is linked to the exchange rate of the dollar to the New Israeli Shekel and bears interest of Libor per annum.

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

Contract Research Agreements

Agreement with Washington University

On January 27, 2017, the Company entered into a Contract Research Agreement (the “Research Agreement”) with The Washington University (“Washington U.”), pursuant to which the parties are collaborating to determine the effectiveness of the Company’s self-cleaning shunt.

The study in Washington U. includes several phases. The first phase (initial research) was completed. An agreement on the second phase was entered into in September 2018 with total expected costs of approximately $248.1. Pursuant to the Research Agreement, all rights, title and interest in the data, information and results obtained or arrived at by Washington U. in the performance of its services under the Research Agreement, as well as any patentable inventions obtained or arrived at in the performance of such services, will be jointly owned by the Company and Washington U., and each will have full right to practice and grant licenses in joint inventions. Additionally, Washington U. granted to the Company: (a) a non-exclusive, worldwide, royalty-free, fully paid-up, perpetual and irrevocable license to use and practice patentable inventions (other than joint inventions and improvements to Washington U.’s animal models) obtained or arrived at by Washington U. in the provision of its services under the Research Agreement (“University Inventions”) with respect to the self-cleaning shunt; and (b) an exclusive option to obtain an exclusive worldwide license in University Inventions, on terms to be negotiated between the parties.

MICROBOT MEDICAL INC.

Notes to the consolidated financial statements

U.S. dollars in thousands

(Except share and per share data)

Agreement with Wayne State University

On September 12, 2016, the Company entered into a research agreement (the “WSU Agreement”) with Wayne State University (“WSU.”), pursuant to which the parties are collaborating to determine the efficacy of the Company’s self-cleaning shunt.

The study in WSU includes several phases. The first phase (initial research) was completed. An agreement on the second phase was entered into in April 2018 with total expected costs of approximately $130. Pursuant to the WSU Agreement, WSU shall own all data generated by the research and the Company shall have unrestricted free right to use and disclose all the results, information and material generated from the WSU Agreement.

Rights to inventions, improvements or discoveries, whether or not patentable or copyrightable made solely by the employees of the Company in the course of performance of the workplan agreed upon between the Company and WSU shall belong to the Company.

Rights to inventions, improvements or discoveries, whether or not patentable or copyrightable made solely by the employees of WSU in the course of performance of the workplan agreed upon between the Company and WSU shall belong to WSU. WSU shall grant the Company with a worldwide non-exclusive, perpetual, royalty-free license to university inventions to use and practice patentable inventions.

Rights to inventions, improvements or discoveries, whether or not patentable or copyrightable made by at least one employee of WSU and one employee of the Company in the course of performance of the workplan agreed upon between the Company and WSU shall belong to WSU and the Company jointly. Both the Company and WSU will be free to use and license to others the rights of joint inventions for any and all purposes without consultation or obligation to the other party. WSU granted the Company a first option to negotiate an exclusive license to use and practice WSU inventions and its interest in the joint inventions as detailed in the WSU Agreement.

Litigation

The Company is named as the defendant in a lawsuit, captioned Sabby Healthcare Master Fund Ltd. and Sabby Volatility Warrant Master Fund Ltd., Plaintiffs, against Microbot Medical Inc., Defendant, in the Supreme Court of the State of New York, County of New York (the “Matter”). The complaint alleged, among other things, that the Company breached multiple representations and warranties contained in the Securities Purchase Agreement (the “SPA”) related to the June 8, 2017 equity financing of the Company (the “Financing”), of which the Plaintiffs participated. The complaint originally sought rescission of the SPA and return of the Plaintiffs’ $3,375 purchase price with respect to the Financing, and damages in an amount to be determined at trial, but alleged to exceed $1,000.

On February 28, 2019, the Court issued its Decision and Order After Trial, finding for the Plaintiffs and ordering that the SPA be rescinded and that the parties be restored to the status quo ante.

The rescission would require the Plaintiffs to transfer back to the Company the shares they purchased pursuant to the SPA, and the Company to return to the Plaintiffs their purchase price of $3,375. As such, the Company recorded a short-term liability of $3,375 with an offset to shareholders’ equity as of December 31, 2018 with respect to the court’s decision. On March 27, 2019, the Company filed a Notice of Appeal and an Undertaking to stay execution of the judgment pending appeal. If the Company loses on appeal, it also has to pay interest on the judgment from the judgment date at a 9% per annum rate.

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

No provision has been recorded with respect to the Tolling Agreement since no settlement was reached with respect to the Matter.

MICROBOT MEDICAL INC.

Notes to the consolidated financial statements

U.S. dollars in thousands

(Except share and per share data)

Agreement with CardioSert Ltd.

On January 4, 2018, Microbot Israel entered into an agreement with CardioSert Ltd. (“CardioSert”) to acquire certain patent-protected technology owned by CardioSert (the “Technology”).

Pursuant to the Agreement, Microbot Israel made an initial payment of $50 to CardioSert and had 90-days to elect to complete the acquisition. At the end of the 90-day period, at Microbot Israel’s sole option, CardioSert shall assign and transfer the Technology to Microbot Israel and Microbot Israel shall pay to CardioSert additional amounts and securities as determined in the agreement.

On April 10, 2018, Microbot delivered an Exercise Notice to CardioSert Ltd., notifying it that Microbot elected to exercise the option to acquire the Technology owned by CardioSert and therefore made an additional cash payment of $250 and 6,738 shares of common stock (100,000 shares of common stock before the Reverse Split) estimated of $74.

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

NOTE 9 SHARE CAPITAL

Each share of the Series A Convertible Preferred Stock, par value $0.01 per share, issued by the Company in December 2016 and in May 2017 (the “Series A Convertible Preferred Stock”), was convertible, at the option of the holder, into 67 shares of common stock (1,000 shares of common stock before the Reverse Split), and conferred upon the holder dividend rights on an as converted basis. On December 12, 2018, the Company filed a Certificate of Elimination with respect to its Series A Convertible Preferred Stock and as of December 31, 2018, the Company did not have any Series A Convertible Preferred Stock issued or outstanding.

During the year ended December 31, 2017, the holder of the Series A Convertible Preferred Stock converted 8,990 shares of the Series A Convertible Preferred Stock for 605,705 shares (8,990,000 shares before the Reverse Split) of common stock, pursuant to the terms of conversion of the Series A Convertible Preferred Stock.

During the year ended December 31, 2018, the holder of the Series A Convertible Preferred Stock converted 4,001 shares of the Series A Convertible Preferred Stock for 268,818 shares (4,001,000 shares before the Reverse Split) of common stock, pursuant to the terms of conversion of the Series A Convertible Preferred Stock. As of December 31, 2018, all of the shares of Series A Convertible Preferred Stock were fully converted.

See Note 8 – “Commitment s and Contingencies-Agreement with CardioSert Ltd.,” with respect to the issuance of 6,738 shares of the Company’s common stock

Exercise of Warrants

On March 2017, an institutional holder exercised, in a cashless transaction, 52 warrants (768 before the split) and 24 shares (359 shares before the split) of common stock were issued in connection therewith.

Share Capital Developments

The authorized capital stock consists of 221,000,000 shares of capital stock, which consists of 220,000,000 shares of common stock and 1,000,000 shares of undesignated preferred stock, par value $0.01 (the “Preferred Stock”). As of December 31, 2018, the Company had 3,012,343 shares of common stock issued and outstanding and no shares of Preferred Stock issued or outstanding.

On December 27, 2016, the Company exchanged 655,962 shares (9,735,925 shares before the Reverse Split) or rights to acquire shares of its common stock, for 9,736 shares of a newly designated class of Series A Convertible Preferred Stock.

MICROBOT MEDICAL INC.

Notes to the consolidated financial statements

U.S. dollars in thousands

(Except share and per share data)

On January 5, 2017, the Company entered into a definitive securities purchase agreement with an institutional investor (the “Purchaser”) for the purchase and sale of an aggregate of 47,163 shares (700,000 shares before the Reverse Split) of common stock in a registered direct offering for $74.00 per share ($5.00 per share before the Reverse Split) or gross proceeds of $3,500. The Company paid the placement agent a fee of $210 plus reimbursement of out-of-pocket expenses, as well as other offering-related expenses.

On June 5, 2017, the Company entered into a Securities Purchase Agreement with certain institutional investors (the “Investors”) providing for the issuance and sale by the Company to the Investors of an aggregate of 252,652 shares (3,750,000 shares before the Reverse Split) of common stock, at a purchase price per share of $40.50 ($2.70 before the Reverse Split). The gross proceeds to the Company was $10,125 before deducting placement agent fees and offering expenses of $922. See Note 8 – “Commitments and Contingencies-Litigation” with respect to certain rescission rights awarded to two affiliated Investors.

Employee Stock Option Grant

In September 2014, Microbot Israel’s board of directors approved a grant of 26,906 stock options (403,592 stock options before the Reverse Split) (77,846 stock options as retroactively adjusted to reflect the Merger) to its CEO, through MEDX Venture Group LLC. Each option was exercisable into an ordinary share, at an exercise price of $12.00 ($0.80 before the Reverse Split) ($4.20 as retroactively adjusted to reflect the Merger). The stock options were fully vested at the date of grant.

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

On September 14, 2017, the board of directors approved a grant of stock options to purchase an aggregate of up to 120,848 shares (1,812,712 shares before the Reverse Split) of common stock to Mr. Harel Gadot, the Company’s Chairman of the Board, President and CEO, at an exercise price per share of $15.75 ($1.05 before the Reverse Split). The stock options vest over a period of 3-5 years as outlined in the option agreements. As a result, the Company recognized compensation expenses in the amount of $581 and $156 included in general and administrative expenses for the year ended December 31, 2018 and 2017 respectively.

On September 14, 2017, the board of directors approved a grant of stock options to purchase an aggregate of up to 72,508 shares (1,087,627 shares before the Reverse Split) of common stock to Mr. Hezi Himelfarb, the Company’s General Manager, COO and a member of the Board, at an exercise price per share of $19.35 ($1.29 before the Reverse Split). The grant was subject to the Israeli Tax Authority’s approval of the plan which occurred on October 14, 2017. In accordance with the option agreement, the options vest for period of 3 years starting from the grand date As a result, the Company recognized compensation expenses in the amount of $431 and $92 included in research and developing expenses for the year ended December 31, 2018 and 2017 respectively.

On December 6, 2017, the board of directors approved a grant of 12,698 stock options (190,475 stock options before the Reverse Split) to purchase an aggregate of up to 12,698 shares of common stock to certain of its directors, at an exercise price per share of $15.75 ($1.05 before the Reverse Split). The stock options vest over a period of 3 years as outlined in the option agreements. As a result, the Company recognized compensation expenses in the amount of $67 and $5 included in general and administrative expenses for the year ended December 31, 2018 and 2017 respectively.

On December 28, 2017, the board of directors approved a grant of 66,036 stock options (990,543 stock options before the Reverse Split) to purchase an aggregate of up to 66,036 shares of common stock to certain of its employees, at an exercise price per share of $15.3 ($1.02 before the Reverse Split). The stock options vest over a period of 3 years as outlined in the option agreements. As a result, the Company recognized compensation expenses in the amount of $307 and $0 included in general and administrative expenses and research and development expenses for the year ended December 31, 2018 and 2017 respectively.

MICROBOT MEDICAL INC.

Notes to the consolidated financial statements

U.S. dollars in thousands

(Except share and per share data)

On November 2017, certain employees and consultant exercised 31,453 options (471,794 options before the Reverse Split) to 31,453 ordinary shares at exercise price of 0.001 NIS.

In February 2018, an employee exercised options to purchase 2,487 shares (37,300 shares before the Reverse Split) of common stock at an exercise price of $0.001 per share.

On August 13, 2018, the board of directors approved a grant of stock options to purchase an aggregate of up to 10,000 shares (150,000 shares before the Reverse Split) of common stock to Mr. Simon Sharon, the company’s CTO, at an exercise price per share of $9 ($0.6 before the Reverse Split). The grant was subject to the Israeli Tax Authority’s approval of the plan which occurred on October 14, 2017. In accordance with the option agreement, the options vest for period of 3 years starting from the grand date as a result, the Company recognized compensation expenses in the amount of $11 and $0 included in research and development expenses for the year ended December 31, 2018 and 2017 respectively.

A summary of the Company’s option activity related to options to employees and directors, and related information is as follows:

	For the year ended December 31, 2018
	Number of Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of period	414,965	$11.70	$1,859
Granted	10,000	9	-
Exercised	(2,487)	-	-
Cancelled	(24,170)	-	-
Outstanding at end of period	398,308	$11.50	$108
Vested at end of period	245,010	$8.45	$108

	For the year ended December 31, 2017(*)
	Number of Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of period	174,328	$1.95	$3,739
Granted	272,090	16.50	-
Exercised	(31,453)	-	-
Cancelled	-	-	-
Outstanding at end of period	414,965	$11.70	$1,859
Vested at end of period	142,875	$1.95	$1,375

 (*) December 31, 2018 and 2017 option data represents the number of shares adjusted to retroactively reflect the 1:15 Reverse Split effected on September 4, 2018. Refer to Note 1 for further information.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the common stock and the exercise price, multiplied by the number of in-the-money stock options on those dates that would have been received by the stock option holders had all stock option holders exercised their stock options on those dates.) as of December 31, 2018 and December 31, 2017 respectively.

MICROBOT MEDICAL INC.

Notes to the consolidated financial statements

U.S. dollars in thousands

(Except share and per share data)

The stock options outstanding as of December 31, 2018 and December 31, 2017, separated by exercise prices, are as follows:

Exercise price $	Stock options outstanding as of December 31, 2018	Stock options outstanding as of December 31, 2017(**)	Weighted average remaining contractual life – years as of December 31, 2018	Weighted average remaining contractual life – years as of December 31, 2017(**)	Stock options exercisable as of December 31, 2018	Stock options exercisable as of December 31, 2017(**)

4.20	77,846	77,846	7.00	8.00	77,846	77,846
15.75	133,546	133,546	8.75	9.75	53,752	-
9.00	10,000	-	9.75	-	-	-
19.35	72,508	72,508	8.75	9.75	29,003	-
15.30	41,866	66,036	9.00	10.00	21,867	-
(*)	62,542	65,029	7.75	8.75	62,542	65,029
	398,308	414,965	7.29	9.30	245,010	142,875

(*) Less than $0.01.

(**) December 31, 2018 and 2017 options data represents the number of shares adjusted to retroactively reflect the 1:15 Reverse Split effected on September 4, 2018. Refer to Note 1 for further information.

Compensation expense recorded by the Company in respect of its stock-based employee compensation awards in accordance with ASC 718-10 for the year ended December 31, 2018 and 2017 was $ 1,399 and $254, respectively.

The fair value of the stock options is estimated at the date of grant using Black-Scholes options pricing model with the following weighted-average assumptions:

	Year ended December 31, 2018	Year ended December 31, 2017

Expected volatility	99.4%	122.5%
Risk-free interest	2.39%	1.64%
Dividend yield	0%	0%
Expected life of up to (years)	5.24	6.25

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

Repurchase of Shares

The Company had intended to enter into a definitive agreement with up to three Israeli shareholders, some of whom are directors of the Company, that were former shareholders of Microbot Israel, pursuant to which the Company would repurchase, at a discount on the fair value of the share at the date of repurchase, up to $500 of common stock held by them, in the aggregate, if and to the extent such shareholders are unable to sell enough of their shares to cover certain of their Israeli tax liabilities resulting from the Merger. Such repurchase(s), if any, would occur only after the two-year anniversary of the Merger. The transaction would have been subject to negotiating final terms and entering into definitive agreements with such shareholders.

MICROBOT MEDICAL INC.

Notes to the consolidated financial statements

U.S. dollars in thousands

(Except share and per share data)

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

As of December 31, 2018, the Company determined that no obligation remained to enter into any such definitive agreement as the two-year anniversary of the Merger was in November 2018 and therefore there was no liability for the Company to repurchase any shares from the three Israeli shareholders.

NOTE 10 BASIC AND DILUTED NET LOSS PER SHARE

The basic and diluted net loss per share and weighted average number of shares of common stock used in the calculation of basic and diluted net loss per share are as follows (in thousands, except share and per share data):

	Years ended December 31,
	2018(*)	2017(*)
Net loss attributable to shareholders of the Company	$7,240	$7,589

Net loss attributable to shareholders of preferred shares	254	1,582

Net loss used in the calculation of basic net loss per share	$6,986	$6,007

Net loss per share	$(2.41)	$(2.76)

Weighted average number of common shares	2,904,253	2,178,827

(*) December 31, 2018 and 2017 shares data represents the number of shares adjusted to retroactively reflect the 1:15 Reverse Split effected on September 4, 2018. Refer to Note 1 for further information.

As the inclusion of common stock equivalents in the calculation would be anti-dilutive for all periods presented, diluted net loss per share is the same as basic net loss per share.

NOTE 11 - RESEARCH AND DEVELOPMENT EXPENSES, NET

	Years ended December 31,
	2018	2017

Payroll and related expenses	$1,112	$634
Share-based compensation	237	1
Materials	309	266
Patents	526	66
Office and maintenance expenses	53	27
Rent	132	34
Professional services	426	174
Depreciation	25	12
Other	39	65
Less: Grants received from IIA & EC	(344)	(179)

	$2,515	$1,100

MICROBOT MEDICAL INC.

Notes to the consolidated financial statements

U.S. dollars in thousands

(Except share and per share data)

NOTE 12 - GENERAL AND ADMINISTRATIVE EXPENSES

	Years ended December 31,
	2018	2017

Payroll and related expenses	$1,136	$1,213
Share-based compensation	1,160	253
Professional services	1,133	1,217
Travel	231	284
Marketing expenses	23	26
Office and maintenance expenses	176	121
Depreciation	29	9
Public and investor relations	339	515
Insurance	225	226
Government fees	191	251
Other	86	52
	$4,729	$4,167

NOTE 13 - FINANCE EXPENSES, NET

	Years ended December 31,
	2018	2017
	(in thousands)

Bank fees and interest	$2	$1
Change in fair value of derivative warrant liability	(20)	(285)
Financing loss on debt extinguishment	-	2,364
Exchange rate differences	14	5
Revaluation and interest on convertible loans	-	237
	$(4)	$2,322

NOTE 14 TRANSACTIONS AND BALANCES WITH RELATED PARTIES

A. Transactions:

	Year ended December 31,
	2018	2017

Payroll and related expenses	$931	$851
Directors fees and insurance	400	463
Subcontracted work and consulting	0	67
	$1,331	$1,381

MICROBOT MEDICAL INC.

Notes to the consolidated financial statements

U.S. dollars in thousands

(Except share and per share data)

B. Balances:

	As of December 31,
	2018	2017

Other accounts payable	$222	$46
	$222	$46

NOTE 15 TAXES ON INCOME

The Company is subject to income taxes under the Israeli and U.S. tax laws:

Corporate tax rates

The Company’s Israeli subsidiary is subject to Israeli corporate tax rate of 25% in the year 2016, 24% in 2017 and 23% from 2018.

The Company was subject to a blended U.S. tax rate (Federal as well as state corporate tax) of 35% for the year ended December 31, 2018.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law in the United States. The Tax Act, among other provisions, introduces changes in the U.S. corporate tax rate, business related exclusions and deductions and credits, and has internationally tax consequences for companies that operate international. Most of the changes introduced in the Tax Act are effective beginning on January 1, 2018. The Tax Act introduces a reduced federal tax rate of 21% from January 1, 2018 and onward. The provisions of the Tax Act did not have a material impact on the Company.

A.    For the year ended December 31, 2018, the Company generated net operating losses in Israel of approximately $3,966 which may be carried forward and offset against taxable income in the future for an indefinite period.

For the year ended December 31, 2018, the Company generated net operating losses in the U.S. of approximately $3,274. Net operating losses in the United States are available through 2035. Utilization of U.S. net operating losses may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

B.    The Company is still in its development stage and has not yet generated revenues, therefore, it is more likely than not that sufficient taxable income will not be available for the tax losses to be utilized in the future. Therefore, a valuation allowance was recorded to reduce the deferred tax assets to its recoverable amounts.

	As of December 31,
	2018	2017

Net operating loss carry-forward	$495,844	$488,603

Total deferred tax assets	114,044	112,380
Valuation allowance	(114,044)	(112,380)
Net deferred tax assets	$-	$-

The Company has not determined whether any or all of the above net loss carryforwards will be allowed for future tax deductions, even if the Company generates revenues.

MICROBOT MEDICAL INC.

Notes to the consolidated financial statements

U.S. dollars in thousands

(Except share and per share data)

Reconciliation of Income Taxes:

The following is a reconciliation of the taxes on income assuming that all income is taxed at the ordinary statutory corporate tax rate in Israel and the effective income tax rate:

	As of December 31,
	2018	2017
Net loss as reported in the statements of operations	$7,240	$7,589
Statutory tax rate	23%	24%
Income Tax under statutory tax rate	1,655	1,821
Change in valuation allowance	(1,655)	(1,821)
Actual income tax	$-	$-

NOTE 16 SUBSEQUENT EVENTS

On January 14, 2019, the Company entered into a Securities Purchase Agreement with an accredited institutional investor providing for the issuance and sale by the Company to the purchaser of an aggregate of (i) 330,000 shares of the Company’s common stock, at a purchase price per share of $6.50 and (ii) 125,323 pre-funded warrants each to purchase one share of common stock, at a purchase price per Pre-Funded Warrant of $6.49. The gross proceeds to the Company were approximately $3.0 million. The closing of the offering took place on January 15, 2019. The pre-funded warrants were exercised in full in January 2019.

On January 15, 2019, the Company entered into a Securities Purchase Agreement with certain accredited institutional investors providing for the issuance and sale by the Company to the purchasers of an aggregate of 590,000 shares of the Company’s common stock, at a purchase price per share of $10.00. The gross proceeds to the Company were approximately $5.9 million. The closing of the offering took place on January 17, 2019.

On January 21, 2019, the Company granted options to purchase 2,326 shares of the Company’s common stock to each of the non-employee directors of the Company.

On January 23, 2019 the Company entered into a Securities Purchase Agreement with accredited institutional investors providing for the issuance and sale by the Company to the purchasers of an aggregate of 250,000 shares of the Company’s common stock, at a purchase price per share of $9.875. The gross proceeds to the Company were approximately $2.47 million. The closing of the offering took place on January 25, 2019.

Effective as of February 1, 2019, Yehezkel (Hezi) Himelfarb, a member of the Board of Directors of the Company, and the Company’s Chief Operating Officer, resigned from all positions with the Company. Effective as of February 1, 2019, Mr. Himelfarb also resigned from his position as General Manager of Microbot Medical Ltd., a wholly-owned subsidiary of the Company. As a result of Mr. Himelfarb providing certain post-resignation transition services to the Company and the terms of his employment agreement, Mr. Himelfarb will continue to be paid his full salary and certain benefits for six months after resignation.

On March 1, 2019, the Company announced the decision of the New York State Supreme Court to rescind the SPA the Company entered into with two affiliated investors, in connection with its June 2017 Registered Direct Offering. See Note 8 – “Commitments and Contingencies-Litigation”.

