Form 10-Q
period 2019-03-31
Microbot Medical Inc.
filed 2019-05-15
CIK 883975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2019

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of exchange on which registered
Common Stock	MBOT	NASDAQ Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,307,666 shares of Common Stock, $0.01 par value at May 14, 2019.

MICROBOT MEDICAL INC. AND SUBSIDIARIES

i

MICROBOT MEDICAL INC.

Interim Consolidated Balance Sheets

U.S. dollars in thousands

(Except share and per share data)

	Note	As of March 31, 2019	As of December 31, 2018
		(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents		$5,357	$5,238
Short-term investments	3	2,496	-
Restricted cash	5	4,249	25
Other current assets		995	568
Total current assets		13,097	5,831

Non-current assets:
Fixed assets, net		248	259
Operating right-of-use assets	4	562	-

Total assets		$13,907	$6,090

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade payables		$123	$630
Lease liabilities	4	312	-
Accrued liabilities		548	755
Other accrued liabilities	5	3,446	3,375
Total current liabilities		4,429	4,760

Long-term liabilities:
Long-term lease liabilities	4	250	-

Total liabilities		4,679	4,760

Commitments and contingencies	5

Shareholders’ equity:
Common stock of $0.01 par value; Authorized: 220,000,000 as of March 31, 2019 and December 31, 2018; issued and outstanding: 4,307,666 and 3,012,343 shares as of March 31, 2019, and December 31, 2018, respectively	6	43	31
Additional paid-in capital (*)	6	42,385	32,538
Treasury shares	5	(3,375)	(3,375)
Accumulated deficit (*)		(29,825)	(27,864)
Total stockholders’ equity		9,228	1,330

Total liabilities and stockholders’ equity		$13,907	$6,090

(*) The Company adopted ASU 2017-11 using the full retrospective approach. Refer to Note 5 for further information.

The accompanying notes are an integral part of these interim consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Consolidated Statements of Operations

U.S. dollars in thousands

(Except share and per share data)

	Three Months Ended March 31,
	2019	2018

Research and development expenses, net	$587	$496

General and administrative expenses	1,329	1,019

Operating loss	(1,916)	(1,515)

Financing income (expenses), net (**)	(45)	33

Net loss	$(1,961)	$(1,482)

Net loss per share, basic and diluted	$(0.48)	$(0.50)

Weighted-average number of common shares outstanding, basic and diluted (*)	4,086,223	2,763,573

(*)	March 31, 2018 share data represents the number of shares adjusted to retroactively reflect the 1:15 reverse stock split effected on September 4, 2018. Refer to Note 1 for further information.
(**)	The Company adopted ASU 2017-11 using the full retrospective approach. Refer to Note 5 for further information.

The accompanying notes are an integral part of these interim consolidated financial statements.

2

MICROBOT MEDICAL INC.

Interim Consolidated Statements of Comprehensive Loss

U.S. dollars in thousands

(Except share and per share data)

	Three Months Ended March 31,
	2019	2018

Net loss	$(1,961)	$(1,482)

Other comprehensive loss (income):
Unrealized loss on marketable debt security	(* )	-

Comprehensive loss	$(1,961)	$(1,482)

(*) Less than 1

The accompanying notes are an integral part of these interim consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Consolidated Statements of Shareholder’s Equity

U.S. dollars in thousands

(Except share and per share data)

	Preferred A Shares				Common Stock (***)		Additional paid-in	Treasury	Accumulated other comprehensive	Accumulated	Total shareholders’	Temporary
	Number	Amount			Number	Amount	capital (2)	shares (1)	income	deficit (2)	equity	equity (**)

Balances, December 31, 2017	4,001	$	(*)		**2,734,300	$27	$30,569	$-	$-	$(20,604)	$9,992	$500
Share-based compensation	-		-		-	-	416	-	-	-	416	-
Conversion of preferred A shares to common stock	(1,537)		(*)		103,583	1	(1)	-	-	-	-	-

Net loss	-		-		-	-	-	-	-	(1,482)	(1,482)	-

Balances, March 31, 2018	2,464	$	(*	)	2,837,883	$28	$30,984	$-	$-	$(22,086)	$8,926	$500

Balances, December 31, 2018	-		$-		3,012,343	$31	$32,538	$(3,375)	$-	$(27,864)	$1,330	$-

Issuance of common stock and warrants net of issuance expenses	-		-		1,295,323	12	9,532	-	-	-	9,544	-
Share-based compensation	-		-		-	-	315	-	-	-	315	-
Unrealized loss on marketable debt security	-		-		-	-	-	-	(*)	-	(*)	-
Net loss	-		-		-	-	-	-	-	(1,961)	(1,961)	-

Balances, March 31, 2019	-	$			4,307,666	$43	$42,385	$(3,375)	$ (*)	$(29,825)	$9,228	$-

(1)	Refer to Note 5 for further information
(2)	Refer to Note 6 for further information

(*)	Less than 1
(**)	Includes 721,107 common stock classified as temporary equity as of December 31, 2017.
(***)	December 31, 2017 share data represent the number of shares adjusted to retroactively reflect the 1:15 reverse stock split effected on September 4, 2018. Refer to Note 1 for further information.

The accompanying notes are an integral part of these interim consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Consolidated Statements of Cash Flows

U.S. dollars in thousands

(Except share and per share data)

	Three Months Ended March 31,
	2019	2018

OPERATING ACTIVITIES

Net loss	$(1,961)	$(1,482)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11	10
Amortization of discount (premium) on marketable debt securities	(*)	-
Share-based compensation expense	315	416
Changes in assets and liabilities:
Other receivables	(445)	(78)
Other payables and accrued liabilities	(643)	(60)

Net cash used in operating activities	(2,723)	(1,194)

INVESTMENT ACTIVITIES

Purchase of marketable debt security	(2,496)	-
Purchase of property and equipment	-	(133)

Net cash used in investing activities	(2,496)	(133)

FINANCING ACTIVITIES

Issuance of common stock and warrants, net of issuance costs	9,562	-

Net cash provided by financing activities	9,562	-

Increase (Decrease) in cash and cash equivalents and restricted cash	4,343	(1,327)

Cash and cash equivalents and restricted cash at the beginning of the year	5,263	10,814

Cash and cash equivalents and restricted cash at the end of the year	$9,606	$9,487

Supplemental disclosure of cash flow information:
Cash received from interest	$8	$-

Non-cash financing transactions:
Conversion of Series A Convertible Preferred Stock into common stock	$-	$15
Recognition of right-of-use asset and lease liability upon adoption of ASU 2016-02	$630	-

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

To date, the Company has not generated revenues from its operations. As of March 31, 2019, the Company had cash and cash equivalent and short-term investment balances of approximately $7,826, which management believes is sufficient to fund its operations for more than 12 months from the date of issuance of these financial statements and sufficient to fund its operations necessary to continue development activities of its current proposed products.

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

MICROBOT MEDICAL INC.

NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Cont’d)

U.S. dollars in thousands

(Except share data)

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

Operating results for the three-month period ended March 31, 2019, are not necessarily indicative of the results that may be expected for the year ended December 31, 2019

Significant Accounting Policies

The significant accounting policies followed in the preparation of these unaudited interim condensed consolidated financial statements are identical to those applied in the preparation of the latest annual audited financial statements with the exception of the following:

Short-term Investments

The Company began investing excess cash in short-term investments during the first quarter of 2019.

Marketable debt securities are considered to be available for sale and are carried at fair value. Unrealized gains and losses net of tax, if any, are reported as a separate component of stockholders’ equity. The cost of marketable debt securities classified as available for sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Realized gains and losses and declines in value judged to be other than temporary, if any, are also included in other income, net. Interest on securities classified as available for sale is included in interest income. The cost of securities sold is based on the specific identification method.

MICROBOT MEDICAL INC.

NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Cont’d)

U.S. dollars in thousands

(Except share data)

Management evaluates whether available-for-sale securities are other-than-temporarily impaired (OTTI) on a quarterly basis. Debt securities with unrealized losses are considered OTTI if the Company intends to sell the security or if it is more likely than not that the Company will be required to sell such security prior to any anticipated recovery. If management determines that a security is OTTI under these circumstances, the impairment recognized in earnings is measured as the entire difference between the amortized cost and the then-current fair value. During the three months ended March 31, 2019, no investment OTTI losses were realized.

Fair value of financial instruments:

The carrying values of cash and cash equivalents, other receivable and other accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of these instruments.

The Company measures the fair value of certain of its financial instruments (marketable debt security) on a recurring basis.

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

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). This ASU requires entities that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months. The Company adopted this ASU effective January 1, 2019 using the modified retrospective application, applying the new standard to leases in place as of the adoption date. Prior periods have not been adjusted.

Arrangements that are determined to be leases at inception are recognized as long-term right-of-use assets (“ROU”) and lease liabilities in the condensed consolidated balance sheet at lease commencement. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future fixed lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the Company applies its incremental borrowing rate based on the economic environment at commencement date in determining the present value of future payments. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases or payments are recognized on a straight-line basis over the lease term.

MICROBOT MEDICAL INC.

NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Cont’d)

U.S. dollars in thousands

(Except share data)

Warrants

Prior to January 1, 2019, warrants with non-standard anti-dilution provisions (referred to as down round protection) were classified as liabilities and re-measured each reporting period. On January 1, 2019, the Company adopted the provisions of Accounting Standards Update (“ASU”) 2017-11, which includes Part I “Accounting for Certain Financial Instruments with Down Round Features” and Part II “Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-Controlling Interests with a Scope Exception”, which indicates that a down round feature no longer precludes equity classification when assessing whether an investment is indexed to an entity’s own stock. The Company used a full retrospective approach to adoption, and restated its financial statements as of the earliest period presented. As a result of the adoption of 2017-11, the Company’s warrants were reclassified from liabilities to shareholders’ equity.

The cumulative effect of adoption of ASU 2017-11 resulted as follows:

	For the three months ended March 31, 2018	For the year ended December 31, 2018

Derivative warrant liability	$(15)	$(8)
Additional paid-in capital	$28	$28
Accumulated deficit	$13	$20

Refer to Note 6 for further information regarding the outstanding warrants as of March 31, 2019.

Recent Accounting Standards:

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

NOTE 3 - SHORT-TERM INVESTMENTS

The following table summarizes the Company’s marketable debt securities as of March 31, 2019 and December 31, 2018.

	As of March 31, 2019
	Amortized Cost		Unrealized gains	Realized gains		Fair value
US Treasury Bond	$2,496	$	(*)	$	(*)	$2,496
Total short-term investments	$2,496	$	(*)	$	(*)	$2,496

As of December 31, 2018
	Amortized Cost	Unrealized gains	Realized gains	Fair value
Total short-term investments	$-	$-	$-	$-

The Company’s financial asset is measured at fair value on a recurring basis by level within the fair value hierarchy. The Company’s marketable security is classified as Level 1. Other than the marketable debt security, the Company doesn’t have any other financial assets or financial liabilities marked to market at fair value.

The contractual maturity of the aforementioned marketable security is one year.

MICROBOT MEDICAL INC.

NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Cont’d)

U.S. dollars in thousands

(Except share data)

NOTE 4 - LEASES

On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) using the modified retrospective approach for all lease arrangements at the beginning period of adoption. Leases existing for the reporting period beginning January 1, 2019 are presented under ASU 2016-02. The Company leases office space and vehicles under operating leases. At March 31, 2019, the Company’s ROU assets and lease liabilities for operating leases totaled $562 and $562, respectively, which $312 were classified as current liabilities. The impact of adopting the new lease standard was not material to the Company’s condensed consolidated statement of operations for the periods presented.

Supplemental cash flow information related to operating leases was as follows (unaudited):

Three Months Ended March 31, 2019
Cash payments for operating leases	$78

As of March 31, 2019, the Company’s operating leases had a weighted average remaining lease term of 2 years and a weighted average discount rate of 7%. Future lease payments under operating leases as of March 31, 2019 were as follows (in millions, unaudited):

Operating Leases
Remainder of 2019	$234
2020	284
2021	77
Total future lease payments	$595
Less imputed interest	(33)
Total lease liability balance	$562

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Government Grants:

Microbot Israel obtained from the Israeli Innovation Authority (“IIA”) grants for participation in research and development for the years 2013 through March 31, 2019 in the total amount of approximately $1,524 and, in return, Microbot Israel is obligated to pay royalties amounting to 3%-3.5% of its future sales up to the amount of the grant. The grant is linked to the exchange rate of the dollar to the New Israeli Shekel and bears interest of Libor per annum.

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

MICROBOT MEDICAL INC.

NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Cont’d)

U.S. dollars in thousands

(Except share data)

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

MICROBOT MEDICAL INC.

NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Cont’d)

U.S. dollars in thousands

(Except share data)

Sabby Litigation

The Company is named as the defendant in a lawsuit (the “Matter”), captioned Sabby Healthcare Master Fund Ltd. and Sabby Volatility Warrant Master Fund Ltd., Plaintiffs, against Microbot Medical Inc., Defendant, in the Supreme Court of the State of New York, County of New York (the “Court”) (Index No. 654581/2017). The complaint alleged, among other things, that the Company breached multiple representations and warranties contained in the Securities Purchase Agreement (the “SPA”) related to the Company’s June 8, 2017 equity financing (the “Financing”) of which the Plaintiffs participated. The complaint sought rescission of the SPA and return of the Plaintiffs’ $3,375 purchase price with respect to the Financing, and damages in an amount to be determined at trial, but alleged to exceed $1,000. A trial was held on February 11, 2019. On February 28, 2019, the Court issued a Decision and Order After Trial to rescind the SPA. The rescission would require the Plaintiffs to transfer back to the Company the shares they purchased in the Financing, and for the Company to return to Plaintiffs their purchase price of $3,375. On March 27, 2019, the Company filed a Notice of Appeal and an Undertaking to stay execution of the judgment pending appeal.

In accordance with New York law, in order to move forward with the appeal and to stay the lower court’s judgment, the Company placed approximately $4,200 (including estimated interest and fees) in escrow with a surety bonding agent on March 26, 2019 in accordance with provisions set forth in the judgment from the Matter, which represents the judgment amount, plus interest and the fee to the bonding company. Accordingly, the Company recorded additional expenses of $25 with respect to interest from the judgement date and up until March 31, 2019.

Tolling and Standstill Agreement

On April 4, 2018, Microbot entered into a Tolling and Standstill Agreement with Empery Asset Master, Ltd., Empery Tax Efficient LP, Empery Tax Efficient II LP, and Hudson Bay Master Fund, Ltd., the other investors in the Financing (“Other Investors”). Pursuant to the Tolling Agreement, among other things, (a) the Other Investors agree not to bring any claims against Microbot arising out of the Matter, (b) the parties agree that if Microbot reaches an agreement to settle the claims asserted by the Sabby Funds in the above suit, Microbot will provide the same settlement terms on a pro rata basis to the Other Investors, and the Other Investors will either accept same or waive all of their claims and (c) the parties froze in time the rights and privileges of each party as of the effective date of the Tolling Agreement, until (i) an agreement to settle the suit is executed; (ii) a judgment in the suit is obtained; or (iii) the suit is otherwise dismissed with prejudice.

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

MICROBOT MEDICAL INC.

NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Cont’d)

U.S. dollars in thousands

(Except share data)

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

Yehezkel (Hezi) Himelfarb Resignation

Effective as of February 1, 2019, Yehezkel (Hezi) Himelfarb, a member of the Board of Directors of the Company, and the Company’s Chief Operating Officer, resigned from all positions with the Company. Effective as of February 1, 2019, Mr. Himelfarb also resigned from his position as General Manager of Microbot Medical Ltd., a wholly-owned subsidiary of the Company. As a result of Mr. Himelfarb providing certain post-resignation transition services to the Company and the terms of his employment agreement, Mr. Himelfarb will continue to be paid his full salary and certain benefits.

NOTE 6 - SHARE CAPITAL

Each share of the Series A Convertible Preferred Stock, par value $0.01 per share, issued by the Company in December 2016 and in May 2017 (the “Series A Convertible Preferred Stock”), was convertible, at the option of the holder, into 67 shares of common stock (1,000 shares of common stock before the Reverse Split), and conferred upon the holder dividend rights on an as converted basis. On December 12, 2018, the Company filed a Certificate of Elimination with respect to its Series A Convertible Preferred Stock and as of March 31, 2019, the Company did not have any Series A Convertible Preferred Stock issued or outstanding.

See Note 5 – “Commitment s and Contingencies-Agreement with CardioSert Ltd.,” with respect to the issuance of 6,738 shares of the Company’s common stock

Share Capital Developments

The authorized capital stock consists of 221,000,000 shares of capital stock, which consists of 220,000,000 shares of common par value $0.01 (the “Preferred Stock”). As of March 31, 2019, the Company had 4,307,666 shares of common stock issued and outstanding.

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

On June 5, 2017, the Company entered into a Securities Purchase Agreement with certain institutional investors (the “Investors”) providing for the issuance and sale by the Company to the Investors of an aggregate of 252,652 shares (3,750,000 shares before the Reverse Split) of common stock, at a purchase price per share of $40.50 ($2.70 before the Reverse Split). The gross proceeds to the Company was $10,125 before deducting placement agent fees and offering expenses of $922. See Note 4 – “Commitments and Contingencies-Litigation” with respect to certain rescission rights awarded to two affiliated Investors.

MICROBOT MEDICAL INC.

NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Cont’d)

U.S. dollars in thousands

(Except share data)

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

On September 14, 2017, the board of directors approved a grant of stock options to purchase an aggregate of up to 120,848 shares (1,812,712 shares before the Reverse Split) of common stock to Mr. Harel Gadot, the Company’s Chairman of the Board, President and CEO, at an exercise price per share of $15.75 ($1.05 before the Reverse Split). The stock options vest over a period of 3-5 years as outlined in the option agreements. As a result, the Company recognized compensation expenses for the three months ended March 31 2019 and 2018 in total amount of $120 and $219 respectively included in general and administrative expenses.

MICROBOT MEDICAL INC.

NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Cont’d)

U.S. dollars in thousands

(Except share data)

On September 14, 2017, the board of directors approved a grant of stock options to purchase an aggregate of up to 72,508 shares (1,087,627 shares before the Reverse Split) of common stock to Mr. Hezi Himelfarb, the Company’s General Manager, COO and a member of the Board, at an exercise price per share of $19.35 ($1.29 before the Reverse Split). The grant was subject to the Israeli Tax Authority’s approval of the plan which occurred on October 14, 2017. In accordance with the option agreement, the options vest for period of 3 years starting from the grand date. As a result, the Company recognized compensation expenses for the three months ended March 31 2019 and 2018 in total amount of $108 and $108 respectively included in general and administrative expenses.

On December 6, 2017, the board of directors approved a grant of 12,698 stock options (190,475 stock options before the Reverse Split) to purchase an aggregate of up to 12,698 shares of common stock to certain of its directors, at an exercise price per share of $15.75 ($1.05 before the Reverse Split). The stock options vest over a period of 3 years as outlined in the option agreements. As a result, the Company recognized compensation expenses for the three months ended March 31 2019 and 2018 in total amount of $13 and $15 respectively included in general and administrative expenses.

On December 28, 2017, the board of directors approved a grant of 66,036 stock options (990,543 stock options before the Reverse Split) to purchase an aggregate of up to 66,036 shares of common stock to certain of its employees, at an exercise price per share of $15.3 ($1.02 before the Reverse Split). The stock options vest over a period of 3 years as outlined in the option agreements. As a result, the Company recognized compensation expenses for the three months ended March 31 2019 and 2018 in total amount of $39 and $71 respectively included in general and administrative expenses and research and development expenses.

On November 2017, certain employees and consultant exercised 31,453 options (471,794 options before the Reverse Split) to 31,453 ordinary shares at exercise price of 0.001 NIS.

In February 2018, an employee exercised options to purchase 2,487 shares (37,300 shares before the Reverse Split) of common stock at an exercise price of $0.001 per share.

On August 13, 2018, the board of directors approved a grant of stock options to purchase an aggregate of up to 10,000 shares (150,000 shares before the Reverse Split) of common stock to Mr. Simon Sharon, the company’s CTO, at an exercise price per share of $9 ($0.6 before the Reverse Split). The grant was subject to the Israeli Tax Authority’s approval of the plan which occurred on October 14, 2017. In accordance with the option agreement, the options vest for period of 3 years starting from the grand date. As a result, the Company recognized compensation expenses for the three months ended March 31 2019 and 2018 in total amount of $11 and $0 respectively included in research and development expenses.

On January 21, 2019, the board of directors approved a grant of 11,630 stock options to purchase an aggregate of up to 11,630 shares of common stock to certain of its directors, at an exercise price per share of $8.60. The stock options vest over a period of 3 years as outlined in the option agreements. As a result, the Company recognized compensation expenses in the amount of $24 included in general and administrative expenses for the three months ended March 31, 2019.

MICROBOT MEDICAL INC.

NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Cont’d)

U.S. dollars in thousands

(Except share data)

A summary of the Company’s option activity related to options to employees and directors, and related information is as follows:

	For the three months ended March 31, 2019
	Number of stock options	Weighted average exercise price	Aggregate intrinsic value

Outstanding at beginning of period	398,308	$11.50	$108
Granted	11,630	8.6	-
Exercised	-	-	-
Cancelled	-	-	-
Outstanding at end of period	409,938	$11.38	$761
Vested at end of period	265,989	$8.95	$761

	For the year ended December 31, 2018
	Number of stock options	Weighted average exercise price	Aggregate intrinsic value
Outstanding at beginning of period	414,965	$11.70	$1,859
Granted	10,000	9	-
Exercised	(2,487)	-	-
Cancelled	(24,170)	-	-
Outstanding at end of period	398,308	$11.50	$108
Vested at end of period	245,010	$8.45	$108

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the common stock and the exercise price, multiplied by the number of in-the-money stock options on those dates that would have been received by the stock option holders had all stock option holders exercised their stock options on those dates.) as of March 31, 2019 and December 31, 2018 respectively.

The stock options outstanding as of March 31, 2019 and December 31, 2018, separated by exercise prices, are as follows:

Exercise price $	Stock options outstanding as of March 31, 2019	Stock options outstanding as of December 31, 2018	Weighted average remaining contractual life – years as of March 31, 2019	Weighted average remaining contractual life – years as of December 31, 2018	Stock options exercisable as of March 31, 2019	Stock options exercisable as of December 31, 2018

4.20	77,846	77,846	6.75	7.00	77,846	77,846
15.75	133,546	133,546	8.50	8.75	61,387	53,752
8.6	11,630	-	9.75	-	2,905	-
9.00	10,000	10,000	9.50	9.75	2,500	-
19.35	72,508	72,508	8.50	8.75	34,442	29,003
15.30	41,866	41,866	8.75	9.00	24,367	21,867
(*)	62,542	62,542	7.50	7.75	62,542	62,542
	409,938	398,308	6.75	7.00	265,989	245,010

(*)       Less than $0.01.

Compensation expense recorded by the Company in respect of its stock-based employee compensation awards in accordance with ASC 718-10 for the three months ended March 31, 2019 and 2018 was $ 315 and $412, respectively.

MICROBOT MEDICAL INC.

NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Cont’d)

U.S. dollars in thousands

(Except share data)

The fair value of the stock options is estimated at the date of grant using Black-Scholes options pricing model with the following weighted-average assumptions:

	Three months ended March 31, 2019	Year ended December 31, 2018

Expected volatility	144.4%	99.4%
Risk-free interest	1.64%	2.39%
Dividend yield	0%	0%
Expected life of up to (years)	6.37	5.24

Shares issued to service provider

On May 24, 2018 the Company issued an aggregate of 6,738 nonrefundable shares (100,000 nonrefundable shares before the Reverse Split) of common stock to CardioSert as part of certain patent acquisition. The Company recorded expenses of approximately $74 with respect to the issuance of these shares included in research and development expenses.

Warrants

The remaining outstanding warrants and terms as of March 31, 2019 and December 31, 2018 are as follows:

Issuance date	Outstanding as of December 31, 2018	Outstanding as of March 31, 2019	Exercise Price	Exercisable as of March 31, 2019	Exercisable Through

Series A (2013)	181	181	$2,754	181	April 2023
Series A (2015)	676	676	$1,377	676	April 2020
Series B (2016) (a)	2,741	2,741	$40.5	2,741	March 2022

These warrants contain a full ratchet anti-dilution price protection so that, in most situations upon the issuance of any common stock or securities convertible into common stock at a price below the then-existing exercise price of the outstanding warrants, the warrant exercise price will be reset to the lower common stock sales price.

Prior to January 1, 2019, warrants with non-standard anti-dilution provisions (referred to as down round protection) were classified as liabilities and re-measured each reporting period. On January 1, 2019, the Company adopted the provisions of ASU 2017-11, which indicates that a down round feature no longer precludes equity classification when assessing whether an investment is indexed to an entity’s own stock. The Company used a full retrospective approach to adoption, and restated its financial statements as of the earliest period presented. (See note 2)

MICROBOT MEDICAL INC.

NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Cont’d)

U.S. dollars in thousands

(Except share data)

Repurchase of Shares

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

NOTE 7 - SUBSEQUENT EVENTS

Alliance Litigation

On April 28, 2019, the Company brought an action against Alliance Investment Management, Ltd. (“Alliance”) in the Southern District of New York under Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. 78p(b), to compel Alliance to disgorge short swing profits realized by Alliance from purchases and sales of the Company’s securities within a period of less than six months, while Alliance was a beneficial owner of more than 10% of the Company’s outstanding common stock and a statutory “insider” for purposes of the statute. The case is Microbot Medical Inc. v. Alliance Investment Management, Ltd., No. 19-cv-3782-GBD (SDNY). The amount of profits we are seeking to divest is estimated to be approximately $480,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The following discussion should be read in conjunction with our unaudited financial statements and related notes included in Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Certain information contained in this MD&A includes “forward-looking statements.” Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition and results of operations, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our existing and proposed business, including many assumptions regarding future events. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including those risks described in detail in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Overview

Microbot Medical Inc. is a pre-clinical medical device company specializing in the research, design and development of next generation robotic endoluminal surgery devices targeting the minimally invasive surgery space. Microbot is primarily focused on leveraging its micro-robotic technologies with the goal of improving surgical outcomes for patients.

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

Microbot has a patent portfolio of 32 issued/allowed patents and 19 patent applications pending worldwide.

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

Microbot expects that its general and administrative expenses may increase in the future as it expands its operating activities, the cost of being a public company and maintaining compliance with exchange listing and SEC requirements. These additional costs include management costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums and expenses associated with investor relations.

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

Results of Operations

Comparison of Three Months Ended March 31, 2019 and 2018

The following table sets forth the key components of Microbot’s results of operations for the three months ended March 31, 2019 and 2018: (in thousands)

	Quarter Ended March 31,		Increase/
	2019	2018 (*)	(Decrease)
Research and development expenses, net	$587	$496	$91
General and administrative expenses	1,329	1,019	310
Financing (income) expenses, net	45	(33)	78

(*)	The Company adopted ASU 2017-11 using the full retrospective approach.

Research and Development Expenses. Microbot’s research and development expenses were approximately $587,000 for the three months ended March 31, 2019, compared to approximately $496,000 for the same period in 2018. The increase in research and development expenses of approximately $91,000 in 2019 was primarily due to the decrease in participation from the Israel Innovation Authority (“IIA”). Microbot expects its research and development expenses to increase over time as it advances its development programs and begins pre-clinical and clinical trials for SCS and other platforms.

General and Administrative Expenses. General and administrative expenses were approximately $1,329,000 for the three months ended March 31, 2019, compared to approximately $1,019,000 for the same period in 2018. The increase in general and administrative expenses of approximately $310,000 in 2019 was primarily due to an increase in legal expenses relating to the litigation. Microbot believes its general and administrative expenses may increase over time as it advances its programs, increases its headcount and operating activities and incurs expenses associated with being a public company.

Financing Expenses. Financing (income) expenses were approximately $45,000 for the three months ended March 31, 2019, compared to finance income of approximately $(33,000) for the same period in 2018. The increase in financial expenses for the three months ended March 31, 2019 was primarily due to the extra amount of cash that the Company deposited in escrow relating to the appeal of the Sabby litigation, thus lowering the amount of cash earning interest.

Liquidity and Capital Resources

Microbot has incurred losses since inception and negative cash flows from operating activities for the three months ended March 31, 2019 and the fiscal year ended December 31, 2018. As of March 31, 2019, Microbot had a net working capital of approximately $8,668,000, consisting primarily of cash and cash equivalents and short-term investment. This compares to net working capital of $1,071,000 as of December 31, 2018. Microbot anticipates that it will continue to incur net losses for the foreseeable future as it continues research and development efforts of its product candidates, hires additional staff, including clinical, scientific, operational, financial and management personnel, and incurs additional costs associated with being a public company.

Microbot has funded its operations through the issuance of capital stock, grants from the Israeli Innovation Authority, and convertible debt. Since inception (November 2010) through March 31, 2019, Microbot has raised gross cash proceeds of approximately $27,500,000, and incurred a total cumulative loss of approximately $29,825,000.

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

On January 23, 2019, the Company entered into a Securities Purchase Agreement with accredited institutional investors providing for the issuance and sale by the Company to the purchasers of an aggregate of 250,000 shares of the Company’s common stock, at a purchase price per share of $9.875. The gross proceeds to the Company were approximately $2.47 million. The closing of the offering took place on January 25, 2019.

Microbot has been awarded non-dilutive grants from the IIA. The grants provide additional sources to be utilized by Microbot for the continued development of the Self-Cleaning Shunt for the treatment of hydrocephalus and Normal Pressure Hydrocephalus. The grant funds may be used for or applied towards a number of research and development expenses, such as employees’ salaries, research and development expenses (including materials), as well as professional and consulting fees. The recoveries are recognized in the corresponding period when such expenses are incurred. With respect to such grant, Microbot is committed to pay royalties, as, if and when it successfully commercializes the SCS and generates revenue from sales of the SCS, at a rate of between 3% to 3.5% on sales proceeds up to the total amount of grants received, linked to the dollar, plus interest at an annual rate of USD LIBOR. Under the terms of the grant and applicable law, Microbot is restricted from transferring any technologies, know-how, manufacturing or manufacturing rights developed using the grant outside of Israel without the prior approval of the IIA. Microbot has no obligation to repay the grant, if the SCS project fails, is unsuccessful or aborted before any sales are generated. The financial risk is assumed completely by the IIA.

The total amount Microbot has received from the IIA since inception is approximately $1,524,000.

Microbot is currently appealing an adverse judgment against it in its litigation with Sabby Healthcare Master Fund Ltd. and its affiliate. As a result of the appeal, the Company placed approximately $4.2 million (including estimated interest and fees) in escrow with a surety bonding agent pending the appeal.

Microbot believes that its net cash will be sufficient to fund its operations for at least 12 months and fund operations necessary to continue development activities of the SCS.

Microbot plans to continue to fund its research and development and other operating expenses, other development activities relating to additional product candidates, and the associated losses from operations, through future issuances of debt and/or equity securities and possibly additional grants from the Israeli Innovation Authority. The capital raises from equity or equity-linked securities could result in additional dilution to Microbot’s shareholders. In addition, to the extent Microbot determines to incur additional indebtedness, Microbot’s incurrence of additional debt could result in debt service obligations and operating and financing covenants that would restrict its operations. Microbot can provide no assurance that financing will be available in the amounts it needs or on terms acceptable to it, if at all. If Microbot is not able to secure adequate additional working capital when it becomes needed, it may be required to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned research programs. Any of these actions could materially harm Microbot’s business.

Cash Flows

The following table provides a summary of the net cash flow activity for each of the periods set forth below: (in thousands)

	Three months ended March 31,
	2019	2018
Net cash used in operating activities	$(2,723)	$(1,194)
Net cash used in investing activities	(2,496)	(133)
Net cash provided by financing activities	9,562	-
Net increase (decrease) in cash and cash equivalents and restricted cash	$4,343	$(1,327)

Comparison of the Three Months Ended March 31, 2019 and 2018

Cash used in operating activities for the three months ended March 31, 2019 was approximately $2,723,000, calculated by adjusting net loss from operations by approximately $762,000 to eliminate non-cash and expense items not involving cash flows such as depreciation as well as other changes in assets and liabilities resulting in non-cash adjustments in the income statement. Cash used in operating activities for the three months ended March 31, 2018 was approximately $1,194,000, similarly adjusted by approximately $275,000.

Net cash used in investing activities for the three months ended March 31, 2019 was approximately $2,496,000, consisting of purchase of a marketable debt security, compared to the purchase of approximately $133,000 of property and equipment for the three months ended March 31, 2018.

Net cash provided by financing activities of approximately $9,562,000 for the three months ended March 31, 2019 consisted of issuance of common stock and warrants, net of issuance costs.

Off-Balance Sheet Arrangements

Microbot has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Microbot’s cash and cash equivalents as of March 31, 2019 consisted of readily available checking and money market funds. Microbot’s primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in Microbot’s portfolio, a sudden change in market interest rates would not be expected to have a material impact on Microbot’s financial condition and/or results of operations. Microbot does not believe that its cash or cash equivalents have significant risk of default or illiquidity. While Microbot believes its cash and cash equivalents do not contain excessive risk, Microbot cannot provide absolute assurance that in the future its investments will not be subject to adverse changes in market value. In addition, Microbot maintains significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2019. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the management of the Company, have determined that as of March 31, 2019, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a – 15(f) of the Exchange Act). There are inherent limitations to the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. We have assessed the effectiveness of our internal controls over financial reporting (as defined in Rule 13a -15(f) of the Exchange Act) as of March 31, 2019, and have concluded that, as of March 31, 2019, our internal control over financial reporting was effective.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this quarterly report.

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

Sabby Litigation

We were named as the defendant in a lawsuit, which we refer to as the Matter, captioned Sabby Healthcare Master Fund Ltd. and Sabby Volatility Warrant Master Fund Ltd., Plaintiffs, against Microbot Medical Inc., Defendant, in the Supreme Court of the State of New York, County of New York (the “Court”) (Index No. 654581/2017). The complaint alleged, among other things, that we breached multiple representations and warranties contained in the Securities Purchase Agreement (the “SPA”) related to our June 8, 2017 equity financing, or the Financing, of which the Plaintiffs participated. The complaint sought rescission of the SPA and return of the Plaintiffs’ $3,375,000 purchase price with respect to the Financing, and damages in an amount to be determined at trial, but alleged to exceed $1 million. A trial was held on February 11, 2019. On February 28, 2019, the Court issued a Decision and Order After Trial to rescind the SPA. The rescission would require the Plaintiffs to transfer back to us the shares they purchased in the Financing, and for us to return to Plaintiffs their purchase price of $3.375 million. On March 27, 2019, the Company filed a Notice of Appeal and an Undertaking to stay execution of the judgment pending appeal. As a result of the appeal, we placed approximately $4.2 million in escrow with a surety bonding agent pending the appeal. However, management is unable to assess the likelihood of the likelihood that we would be successful in the appeal. Accordingly, no assurance can be given that any adverse outcome would not be material to our consolidated financial position. Additionally, in the event we lose our appeals, we will likely be required to use the proceeds from recent offerings or available cash towards payment of damages and interest on the damages from the date of the decision to the Plaintiffs, and to the Other Investors described below if and to the extent they bring similar lawsuits against us and prevail or if we settle the Sabby litigation, that we otherwise would have used to build our business and develop our technologies into commercial products. In such event, we would be required to raise additional capital sooner than we otherwise would, of which we can give no assurance of success.

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

Alliance Litigation

On April 28, 2019, we brought an action against Alliance Investment Management, Ltd. (“Alliance”) in the Southern District of New York under Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. 78p(b), to compel Alliance to disgorge short swing profits realized by Alliance from purchases and sales of the Company’s securities within a period of less than six months, while Alliance was a beneficial owner of more than 10% of the Company’s outstanding common stock and a statutory “insider” for purposes of the statute. The case is Microbot Medical Inc. v. Alliance Investment Management, Ltd., No. 19-cv-3782-GBD (SDNY). The amount of profits we are seeking to divest is estimated to be approximately $480,000.

Item 1A. Risk Factors.

Not required for a Smaller Reporting Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of May 2019.

MICROBOT MEDICAL INC.

By:	/s/ Harel Gadot
Name:	Harel Gadot
Title:	Chairman, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David Ben Naim
Name:	David Ben Naim
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

