Form 10-Q
period 2019-06-30
Microbot Medical Inc.
filed 2019-08-14
CIK 883975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,307,666 shares of Common Stock, $0.01 par value at August 13, 2019.

MICROBOT MEDICAL INC. AND SUBSIDIARIES

i

MICROBOT MEDICAL INC.

Interim Consolidated Balance Sheets

U.S. dollars in thousands

(Except share and per share data)

		As of June 30,	As of December 31,
		2019	2018
		(unaudited)	(audited)
		(in thousands)
ASSETS
Current assets:
Cash and cash equivalents		$4,879	$5,238
Short term investments	3	2,503	-
Restricted cash	5	4,250	25
Prepaid expenses and other assets		217	568
Total current assets		11,849	5,831

Property and equipment, net		234	259
Operating right-of-use assets	4	492	-
Total assets		$12,575	$6,090

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payables		$179	$630
Other accrued liabilities	5	3,477	3,375
Lease liabilities	4	304	-
Accrued liabilities		446	755
Total current liabilities		4,406	4,760

Non-current liabilities:
Long-term lease liabilities	4	188	-
Total liabilities		4,594	4,760

Commitments and contingencies	5

Stockholders’ equity:

Common stock; $0.01 par value; 220,000,000 shares authorized as of June 30, 2019 and December 31, 2018 4,307,666 and 3,012,343 shares issued and outstanding as of June 30, 2019 and December 31, 2018	6	43	31
Additional paid-in capital(*)	6	42,680	32,538
Treasury shares	5	(3,375)	(3,375)
Accumulated deficit		(31,367)	(27,864)
Total stockholders’ equity		7,981	1,330
Total liabilities and stockholders’ equity		$12,575	$6,090

(*) The Company adopted ASU 2017-11 using the full retrospective approach. Refer to Note 6 for further information.

The accompanying notes are an integral part of these interim consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Consolidated Statements of Operations

U.S. dollars in thousands

(Except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$741	$747	$1,364	$1,243
General and administrative	804	1,145	2,097	2,164
Operating loss	(1,545)	(1,892)	(3,461)	(3,407)

Financing income (expenses), net	3	(2)	(42)	31
Net loss	$(1,542)	$(1,894)	$(3,503)	$(3,376)

Basic and diluted net loss per share	$(0.36)	$(0.66)	$(0.83)	$(1.20)

Basic and diluted weighted average common shares outstanding	4,307,666	2,855,428	4,197,566	2,809,754

(*)	June 30, 2018 share data represents the number of shares adjusted to retroactively reflect the 1:15 reverse stock split effected on September 4, 2018. Refer to Note 1 for further information.

The accompanying notes are an integral part of these interim consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Consolidated Statements of Comprehensive Loss

U.S. dollars in thousands

(Except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Net loss	$(1,542)	$(1,894)	$(3,503)	$(3,376)
Other comprehensive loss (income):
Net unrealized loss (gain) on available for sale securities	*	-	*	-
Comprehensive loss	$(1,542)	$(1,894)	$(3,503)	$(3,376)

(*) Represents amount less than 1 thousand.

The accompanying notes are an integral part of these interim consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Consolidated Statements of Shareholder’s Equity

U.S. dollars in thousands

(Except share and per share data)

	Series A Shares		Common Stock (***)		Additional Paid-In Capital (2)	Treasury Shares (1)	Accumulated Other Comprehensive Loss		Accumulated Deficit (2)	Total Stockholders’ Equity	Temporary Equity (**)
	Shares	Amount	Shares	Amount	Amount	Amount	Amount		Amount	Amount	Amount
Balances, December 31, 2017	4,001	$-	-	$27	$30,569	$-	$-		$(20,604)	$9,992	$500

Share-based compensation	-	-	-	-	822	-	-		-	822	-
Exercise of options	-	-	-	-	-	-	-		-	-	-
Shares issued as consideration-vendors	-	-	6,738	1	73	-	-		-	74	-
Conversion of preferred A shares to common stock	(3,000)	-	202,126	2	(2)	-	-		-	-	-
Net loss	-	-	-	-	-	-	-		(3,376)	(3,376)	-
Balances, June 30, 2018	1,001	$-	2,945,677	$30	$31,462	$-	$-		$(23,980)	$7,512	$500

Balances, March 31, 2018	2,464	$-	2,837,883	$28	$30,984	$-	$-		$(22,086)	$8,926	$500
Shares issued as consideration-vendors	-	-	6,738	1	73	-	-		-	74	-
Share-based compensation	-	-	-	-	406	-	-		-	406	-
Conversion of preferred A shares to common stock	(1,463)	-	101,056	1	(1)	-	-		-	-	-
Net loss	-	-	-	-	-	-	-		(1,894)	(1,894)	-
Balances, June 30, 2018	1,001	$-	2,945,677	$30	$31,462	$-	$-		$(23,980)	$7,512	$500

Balances, December 31, 2018	-	$-	3,012,343	$31	$32,538	$(3,375)	$-		$(27,864)	$1,330	$-
Issuance of common stock and warrants net of issuance expenses	-	-	1,295,323	12	9,532	-	-		-	9,544	-
Share-based compensation	-	-	-	-	610	-	-		-	610	-
Unrealized loss on marketable debt security	-	-	-	-	-	-	(*	)	-	-	-
Net loss	-	-	-	-	-	-	-		(3,503)	(3,503)	-
Balances, June 30, 2019	-	$-	4,307,666	$43	$42,680	$(3,375)	$-		$(31,367)	$7,981	$-

Balances, March 31, 2019	-	$-	4,307,666	$43	$42,385	$(3,375)	$-		$(29,825)	$9,228	$-
Issuance of common stock and warrants net of issuance expenses	-	-	-	-	-	-	-		-	-	-
Share-based compensation	-	-	-	-	295	-	-		-	295	-
Unrealized loss on marketable debt security	-	-	-	-	-	-	(*	)	-	-	-
Net loss	-	-	-	-	-	-	-		(1,542)	(1,542)	-
Balances, June 30, 2019	-	$-	4,307,666	$43	$42,680	$(3,375)	$-		$(31,367)	$7,981	$-

(1) Refer to Note 4 for further information

(2) Refer to Note 5 for further information

(*) Less than 1

(**) Includes 721,107 common stock classified as temporary equity as of December 31, 2017.

(***) Share data as of December 31, 2017, March 31, 2018, and June 30, 2018 and for the periods then ended represent the number of shares adjusted to retroactively reflect the 1:15 reverse stock split effected on September 4, 2018. Refer to Note 1 for further information.

The accompanying notes are an integral part of these interim consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Consolidated Statements of Cash Flows

U.S. dollars in thousands

	For the Six Months Ended June 30,
	2019	2018
Operating activities:
Net loss	$(3,503)	$(3,376)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	25	23
Share-based compensation expense	610	896
Vacation	28	-
Amortization of discount (premium) on marketable debt securities	(7)	-
Changes in assets and liabilities:
Accounts receivable	333	(138)
Other payables and accrued liabilities	(686)	52
Net cash flows from operating activities	(3,200)	(2,543)
Investing activities:
Purchase of property and equipment	-	(224)
Purchase of marketable debt securities	(2,496)	-
Net cash flows from investing activities	(2,496)	(224)
Financing activities:
Issuance of common stock and warrants, net of issuance costs	9,562	-
Net cash flows from financing activities	9,562	-
Increase (decrease) in cash, cash equivalents and restricted cash	3,866	(2,767)
Cash, cash equivalents and restricted cash, beginning	5,263	10,814
Cash, cash equivalents and restricted cash, ending	$9,129	$8,047

Non-cash investing and financing activities:
Conversion of Series A Convertible Preferred Stock into common stock	$-	$30

Recognition of right-of-use asset and lease liability upon adoption of ASU 2016-02	$630	$-

Supplemental disclosure of cash flow information:

Cash received from interest	$21	$-
Cash paid for taxes	$-	$-

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

To date, the Company has not generated revenues from its operations. As of June 30, 2019, the Company had unrestricted cash and cash equivalent balance of approximately $7,382, which management believes is sufficient to fund its operations for more than 12 months from the date of issuance of these financial statements and sufficient to fund its operations necessary to continue development activities of its current proposed products.

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

Operating results for the three and six months periods ended June 30, 2019, are not necessarily indicative of the results that may be expected for the year ended December 31, 2019.

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

Marketable debt securities are considered to be available for sale and are carried at fair value. Unrealized gains and losses net of tax, if any, are reported as a separate component of shareholders’ equity. The cost of marketable debt securities classified as available for sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Realized gains and losses and declines in value judged to be other than temporary, if any, are also included in other income, net. Interest on securities classified as available for sale is included in interest income. The cost of securities sold is based on the specific identification method.

Management evaluates whether available-for-sale securities are other-than-temporarily impaired (OTTI) on a quarterly basis. Debt securities with unrealized losses are considered OTTI if the Company intends to sell the security or if it is more likely than not that the Company will be required to sell such security prior to any anticipated recovery. If management determines that a security is OTTI under these circumstances, the impairment recognized in earnings is measured as the entire difference between the amortized cost and the then-current fair value. During the three and six-months ended June 30, 2019, no investment OTTI losses were realized.

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

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842). This ASU requires entities that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months. The Company adopted this ASU effective January 1, 2019 using the modified retrospective application, applying the new standard to leases in place as of the adoption date. Prior periods have not been adjusted.

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

Warrants

Prior to January 1, 2019, warrants with non-standard anti-dilution provisions (referred to as down round protection) were classified as liabilities and re-measured each reporting period. On January 1, 2019, the Company adopted the provisions of Accounting Standards Update (“ASU”) 2017-11, which includes Part I “Accounting for Certain Financial Instruments with Down Round Features” and Part II “Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-Controlling Interests with a Scope Exception”, which indicates that a down round feature no longer precludes equity classification when assessing whether an investment is indexed to an entity’s own stock. The Company used a full retrospective approach to adoption and restated its financial statements as of the earliest period presented. As a result of the adoption of ASU 2017-11, the Company’s warrants were reclassified from liabilities to shareholders’ equity.

MICROBOT MEDICAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

The cumulative effect of adoption of ASU 2017-11 resulted as follows:

	For the Six Months ended June 30, 2018	For the year ended December 31, 2018

Derivative warrant liability	$(14)	$(8)
Additional paid-in capital	$-	$28
Accumulated deficit	$14	$20

Refer to Note 6 for further information regarding the outstanding warrants as of June 30, 2019.

Recent Accounting Standards:

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments – Credit Losses” to improve information on credit losses for financial assets and net investment in leases that are not accounted for at fair value through net income. This ASU replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses. This ASU is effective for the Company in the first quarter of 2020, with early adoption permitted. The Company does not expect that this ASU will have a material effect on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements”, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. This ASU removes, modifies, and adds certain disclosure requirements, and is effective for the Company beginning on January 1, 2020. The Company does not expect that this ASU will have a material effect on the Company’s consolidated financial statements.

NOTE 3	-	SHORT-TERM INVESTMENTS

The following tables summarize the Company’s marketable debt securities as of June 30, 2019 and December 31, 2018:

	As of June 30, 2019
	Amortized Cost	Unrealized gains			Realized gains	Fair value
US Treasury Bond	$2,503	$	(*	)	$-	$2,503

As of December 31, 2018
	Amortized Cost	Unrealized gains	Realized gains	Fair value
US Treasury Bond	$-	$-	$-	$-

(*) Less than 1.

The Company’s financial asset is measured at fair value on a recurring basis by level within the fair value hierarchy. The Company’s marketable security is classified as Level 1. Other than the marketable debt security, the Company doesn’t have any other financial assets or financial liabilities marked to market at fair value.

The contractual maturity of the marketable security is one year.

MICROBOT MEDICAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 4	-	LEASES

On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) using the modified retrospective approach for all lease arrangements at the beginning period of adoption. Leases existing for the reporting period beginning January 1, 2019 are presented under ASU 2016-02. The Company leases office space and vehicles under operating leases. At June 30, 2019, the Company’s ROU assets and lease liabilities for operating leases totaled $492 and $492, respectively. The impact of adopting the new lease standard was not material to the Company’s condensed consolidated statement of operations for the periods presented.

Supplemental cash flow information related to operating leases was as follows (unaudited):

Six Months Ended June 30, 2019
Cash payments for operating leases	$156

As of June 30, 2019, our operating leases had a weighted average remaining lease term of 2 years and a weighted average discount rate of 7%. Future lease payments under operating leases as of June 30, 2019 were as follows:

Operating Leases
Remainder of 2019	$156
2020	284
2021	77
Total future lease payments	517
Less imputed interest	(25)
Total lease liability balance	$492

NOTE 5	-	COMMITMENTS AND CONTINGENCIES

Government Grants:

Microbot Israel obtained from the Israeli Innovation Authority (“IIA”) grants for participation in research and development for the years 2013 through June 30, 2019 in the total amount of approximately $1,500 and, in return, Microbot Israel is obligated to pay royalties amounting to 3%-3.5% of its future sales up to the amount of the grant. The grant is linked to the exchange rate of the dollar to the New Israeli Shekel and bears interest of Libor per annum.

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

TRDF Agreement:

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

Contract Research Agreements:

Agreement with Washington University

On January 27, 2017, the Company entered into a Contract Research Agreement (the “Research Agreement”) with The Washington University (“Washington U.”), pursuant to which the parties are collaborating to determine the effectiveness of the Company’s self-cleaning shunt.

The study in Washington U. includes several phases. The first phase (initial research) was completed. An agreement on the second phase was entered in September 2018 with total expected costs of approximately $248. As of June 30, 2019, his study is still on going and will be extended to continue until March 1, 2020. Pursuant to the Research Agreement, all rights, title and interest in the data, information and results obtained or arrived at by Washington U. in the performance of its services under the Research Agreement, as well as any patentable inventions obtained or arrived at in the performance of such services, will be jointly owned by the Company and Washington U., and each will have full right to practice and grant licenses in joint inventions. Additionally, Washington U. granted to the Company: (a) a non-exclusive, worldwide, royalty-free, fully paid-up, perpetual and irrevocable license to use and practice patentable inventions (other than joint inventions and improvements to Washington U.’s animal models) obtained or arrived at by Washington U. in the provision of its services under the Research Agreement (“University Inventions”) with respect to the self-cleaning shunt; and (b) an exclusive option to obtain an exclusive worldwide license in University Inventions, on terms to be negotiated between the parties.

Agreement with Wayne State University

On September 12, 2016, the Company entered into a research agreement (the “WSU Agreement”) with Wayne State University (“WSU”), pursuant to which the parties are collaborating to determine the efficacy of the Company’s self-cleaning shunt.

The study in WSU includes several phases. The first phase (initial research) was completed. An agreement on the second phase was entered in April 2018 with total expected costs of approximately $130. In July 2018 the contract was updated to include phase 2.1 (preliminary phase to phase 2) with total expected costs of approximately $213. Pursuant to the WSU Agreement, WSU shall own all data generated by the research and the Company shall have unrestricted free right to use and disclose all the results, information and material generated from the WSU Agreement.

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

MICROBOT MEDICAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

Litigation:

Sabby Litigation

The Company is named as the defendant in a lawsuit (the “Matter”), captioned Sabby Healthcare Master Fund Ltd. and Sabby Volatility Warrant Master Fund Ltd., Plaintiffs, against Microbot Medical Inc., Defendant, in the Supreme Court of the State of New York, County of New York (the “Court”) (Index No. 654581/2017). The complaint alleged, among other things, that the Company breached multiple representations and warranties contained in the Securities Purchase Agreement (the “SPA”) related to the Company’s June 8, 2017 equity financing (the “Financing”) of which the Plaintiffs participated. The complaint sought rescission of the SPA and return of the Plaintiffs’ $3,375 purchase price with respect to the Financing, and damages in an amount to be determined at trial but alleged to exceed $1,000. A trial was held on February 11, 2019. On February 28, 2019, the Court issued a Decision and Order After Trial to rescind the SPA. The rescission would require the Plaintiffs to transfer back to the Company the shares they purchased in the Financing, and for the Company to return to Plaintiffs their purchase price of $3,375. On March 27, 2019, the Company filed a Notice of Appeal and an Undertaking to stay execution of the judgment pending appeal.

In accordance with New York law, in order to move forward with the appeal and to stay the lower court’s judgment, the Company placed approximately $4,200 in escrow with a surety bonding agent on March 26, 2019 in accordance with provisions set forth in the judgment from the Matter, which represents the judgment amount, plus interest and the fee to the bonding company. Accordingly, the Company recorded additional expenses of $101 with respect to interest from the judgement date and up until June 30, 2019.

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

Agreement with CardioSert Ltd.:

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

On April 10, 2018, Microbot delivered an Exercise Notice to CardioSert Ltd., notifying it that Microbot elected to exercise the option to acquire the Technology owned by CardioSert and therefore made an additional cash payment of $250 and 6,738 shares of common stock (100,000 shares of common stock before the Reverse Split) estimated at $74.

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

CardioSert agreed to assist Microbot Israel in the development of the Technology for a minimum of one year, for a monthly consultation fee of approximately $11, covering up to 60 consulting hours per month.

Yehezkel (Hezi) Himelfarb Resignation:

Effective as of February 1, 2019, Yehezkel (Hezi) Himelfarb, a member of the Board of Directors of the Company, and the Company’s Chief Operating Officer, resigned from all positions with the Company. Effective as of February 1, 2019, Mr. Himelfarb also resigned from his position as General Manager of Microbot Medical Ltd., a wholly owned subsidiary of the Company. As a result of Mr. Himelfarb providing certain post-resignation transition services to the Company and the terms of his employment agreement, Mr. Himelfarb continued to be paid his full salary and certain benefits for six months after resignation.

NOTE 6	-	SHARE CAPITAL

Each share of the Series A Convertible Preferred Stock, par value $0.01 per share, issued by the Company in December 2016 and in May 2017 (the “Series A Convertible Preferred Stock”), was convertible, at the option of the holder, into 67 shares of common stock (1,000 shares of common stock before the Reverse Split), and conferred upon the holder dividend rights on an as converted basis. On December 12, 2018, the Company filed a Certificate of Elimination with respect to its Series A Convertible Preferred Stock and as of June 30, 2019, the Company did not have any Series A Convertible Preferred Stock issued or outstanding.

See Note 5 – “Commitments and Contingencies-Agreement with CardioSert Ltd.,” with respect to the issuance of 6,738 shares of the Company’s common stock

Share Capital Developments:

The authorized capital stock consists of 221,000,000 shares of capital stock, which consists of 220,000,000 shares of common par value $0.01 (the “Preferred Stock”). As of June 30, 2019, the Company had 4,307,666 shares of common stock issued and outstanding.

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

On January 14, 2019, the Company entered into a Securities Purchase Agreement with an accredited institutional investor providing for the issuance and sale by the Company to the purchaser of an aggregate of (i) 330,000 shares of the Company’s common stock, at a purchase price per share of $6.50 and (ii) 125,323 pre-funded warrants each to purchase one share of common stock, at a purchase price per Pre-Funded Warrant of $6.49. The gross proceeds to the Company were approximately $3,000. The closing of the offering took place on January 15, 2019. The pre-funded warrants were exercised in full in January 2019.

MICROBOT MEDICAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

On January 15, 2019, the Company entered into a Securities Purchase Agreement with certain accredited institutional investors providing for the issuance and sale by the Company to the purchasers of an aggregate of 590,000 shares of the Company’s common stock, at a purchase price per share of $10.00. The gross proceeds to the Company were approximately $5,900. The closing of the offering took place on January 17, 2019.

On January 23, 2019 the Company entered into a Securities Purchase Agreement with accredited institutional investors providing for the issuance and sale by the Company to the purchasers of an aggregate of 250,000 shares of the Company’s common stock, at a purchase price per share of $9.875. The gross proceeds to the Company were approximately $2,470. The closing of the offering took place on January 25, 2019.

Employee Stock Option Grants:

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

On September 14, 2017, the board of directors approved a grant of stock options to purchase an aggregate of up to 120,848 shares (1,812,712 shares before the Reverse Split) of common stock to Mr. Harel Gadot, the Company’s Chairman of the Board, President and CEO, at an exercise price per share of $15.75 ($1.05 before the Reverse Split). The stock options vest over a period of 3-5 years as outlined in the option agreements. As a result, the Company recognized compensation expenses for the three months ended June 30, 2019 and 2018 in total amount of $120 and $120 respectively and for the six months ended June 30, 2019 and 2018 in total amount of $240 and $339 respectively included in general and administrative expenses.

On September 14, 2017, the board of directors approved a grant of stock options to purchase an aggregate of up to 72,508 shares (1,087,627 shares before the Reverse Split) of common stock to Mr. Hezi Himelfarb, the Company’s General Manager, COO and a member of the Board, at an exercise price per share of $19.35 ($1.29 before the Reverse Split). The grant was subject to the Israeli Tax Authority’s approval of the plan which occurred on October 14, 2017. In accordance with the option agreement, the options vest for period of 3 years starting from the grand date. As a result, the Company recognized compensation expenses for the three months ended June 30, 2019 and 2018 in total amount of $107 and $123, respectively and for the six months ended June 30, 2019 and 2018 in total amount of $214 and $231, respectively included in research and development.

On December 6, 2017, the board of directors approved a grant of 12,698 stock options (190,475 stock options before the Reverse Split) to purchase an aggregate of up to 12,698 shares of common stock to certain of its directors, at an exercise price per share of $15.75 ($1.05 before the Reverse Split). The stock options vest over a period of 3 years as outlined in the option agreements. As a result, the Company recognized compensation expenses for the three months ended June 30, 2019 and 2018 in total amount of $13 and $26 respectively and for the six months ended June 30, 2019 and 2018 in total amount of $27 and $41 respectively included in general and administrative expenses.

MICROBOT MEDICAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

On December 28, 2017, the board of directors approved a grant of 66,036 stock options (990,543 stock options before the Reverse Split) to purchase an aggregate of up to 66,036 shares of common stock to certain of its employees, at an exercise price per share of $15.3 ($1.02 before the Reverse Split). The stock options vest over a period of 3 years as outlined in the option agreements. As a result, the Company recognized compensation expenses for the three months ended June 30, 2019 and 2018 in total amount of $40 and $139, respectively and for the six months ended June 30, 2019 and 2018 in total amount of $79 and $211, respectively included in research and development expenses

On November 2017, certain employees and consultant exercised 31,453 options (471,794 options before the Reverse Split) to 31,453 ordinary shares at exercise price of 0.001 NIS.

In February 2018, an employee exercised options to purchase 2,487 shares (37,300 shares before the Reverse Split) of common stock at an exercise price of $0.001 per share.

On August 13, 2018, the board of directors approved a grant of stock options to purchase an aggregate of up to 10,000 shares (150,000 shares before the Reverse Split) of common stock to a non-executive officer, at an exercise price per share of $9 ($0.6 before the Reverse Split). The grant was subject to the Israeli Tax Authority’s approval of the plan which occurred on October 14, 2017. In accordance with the option agreement, the options vest for period of 3 years starting from the grand date. As a result, the Company recognized compensation expenses for the three months ended June 30, 2019 and 2018 in total amount of $6 and $0 respectively and for the six months ended June 30, 2019 and 2018 in total amount of $18 and $0 respectively included in research and development expenses

On January 21, 2019, the board of directors approved a grant of 11,630 stock options to purchase an aggregate of up to 11,630 shares of common stock to certain of its directors, at an exercise price per share of $8.60. The stock options vest over a period of 3 years as outlined in the option agreements As a result, the Company recognized compensation expenses for the three months ended June 30, 2019 and 2018 in total amount of $7 and $0 respectively and for the six months ended June 30, 2019 and 2018 in total amount of $30 and $0 respectively included in general and administrative expenses

A summary of the Company’s option activity related to options to employees and directors, and related information is as follows:

	For the six months ended June 30, 2019
	Number of stock options	Weighted average exercise price	Aggregate intrinsic value

Outstanding at beginning of period	398,308	$11.50	$108
Granted	11,630	8.6	-
Exercised	-	-	-
Cancelled	-	-	-
Outstanding at end of period	409,938	$11.38	$403
Vested at end of period	283,181	$9.39	$403

MICROBOT MEDICAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

	For the Year ended December 31, 2018
	Number of stock options	Weighted average exercise price	Aggregate intrinsic value
Outstanding at beginning of period	414,965	$11.70	$1,859
Granted	10,000	9.00	-
Exercised	(2,487)	-	-
Cancelled	(24,170)	-	-
Outstanding at end of period	398,308	$11.50	$108
Vested at end of period	245,010	$8.45	$108

The aggregate intrinsic value in the table above represents the total intrinsic value, which is calculated as the difference between the fair market value of the common stock and the exercise price, multiplied by the number of in-the-money stock options on those dates that would have been received by the stock option holders had all stock option holders exercised their stock options on those dates as of June 30, 2019 and December 31, 2018 respectively.

The stock options outstanding as of June 30, 2019 and December 31, 2018, summarized by exercise prices, are as follows:

Exercise price $	Stock options outstanding as of June 30, 2019	Stock options outstanding as of December 31, 2018	Weighted average remaining contractual life – years as of June 30, 2019	Weighted average remaining contractual life – years as of December 31, 2018	Stock options exercisable as of June 30, 2019	Stock options exercisable as of December 31, 2018

4.20	77,846	77,846	6.50	7.00	77,846	77,846
15.75	133,546	133,546	8.25	8.75	69,022	53,752
8.60	11,630	-	9.50	-	3,775	-
9.00	10,000	10,000	9.25	9.75	3,250	-
19.35	72,508	72,508	8.25	8.75	39,880	29,003
15.30	41,866	41,866	8.50	9.00	26,866	21,867
(*)	62,542	62,542	7.25	7.75	62,542	62,542
	409,938	398,308	6.50	7.00	283,181	245,010

(*)	Less than $0.01.
Compensation expense recorded by the Company for its stock-based employee compensation awards in accordance with ASC 718-10 for the six months ended June 30, 2019 and 2018 was $610 and $822, respectively, and for the three months ended June 30, 2019 and 2018 was $295 and $406, respectively.

MICROBOT MEDICAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

The fair value of the stock options is estimated at the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions:

	Six Months ended June 30, 2019	Year ended December 31, 2018

Expected volatility	144.4%	99.4%
Risk-free interest	1.64%	2.39%
Dividend yield	0%	0%
Expected life of up to (years)	6.37	5.24

Shares issued to service provider

On May 24, 2018 the Company issued an aggregate of 6,738 nonrefundable shares (100,000 nonrefundable shares before the Reverse Split) of common stock to CardioSert as part of certain patent acquisition. The Company recorded expenses of approximately $74 with respect to the issuance of these shares included in research and development expenses.

Warrants

The remaining outstanding warrants and terms as of June 30, 2019 and December 31, 2018 are as follows:

Issuance date	Outstanding as of December 31, 2018	Outstanding as of June 30, 2019	Exercise Price	Exercisable as of June 30, 2019	Exercisable Through

Series A (2013)	181	181	$2,754	181	April 2023
Series A (2015)	676	676	$1,377	676	April 2020
Series B (2016)	2,741	2,741	$40.5	2,741	March 2022

Prior to January 1, 2019, warrants with non-standard anti-dilution provisions (referred to as down round protection) were classified as liabilities and re-measured each reporting period. On January 1, 2019, the Company adopted the provisions of ASU 2017-11, which indicates that a down round feature no longer precludes equity classification when assessing whether an investment is indexed to an entity’s own stock. The Company used a full retrospective approach to adoption and restated its financial statements as of the earliest period presented. The cumulative effect of adoption of ASU 2017-11 resulted in an adjustment to accumulated deficit as of January 1, 2018 of $20 with a corresponding adjustment to additional paid-in capital.

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2019 and 2018

The following table sets forth the key components of Microbot’s results of operations for the three and six-month periods ended June 30, 2019 and 2018 (in thousands):

	Three months ended June 30,		Increase/	Six months ended June 30,		Increase/
	2019	2018(*)	(Decrease)	2019	2018(*)	(Decrease)

Research and development expenses, net	$741	$747	$(6)	$1,364	$1,243	$121
General and administrative expenses	804	1,145	(341)	2,097	2,164	(67)
Financing income (expenses), net	3	(2)	5	(42)	31	(73)

(*) The Company adopted ASU 2017-11 using the full retrospective approach.

Research and Development Expenses. Microbot’s research and development expenses were approximately $741,000 and $1,364,000 for the three and six months ended June 30, 2019, compared to approximately $747,000 and $1,243,000 for the same period in 2018. Microbot expects its research and development expected to increase over time as it advances its development programs and begins pre-clinical and clinical trials for SCS and other platforms.

General and Administrative Expenses. General and administrative expenses were approximately $804,000 and $2,097,000 for the three and six months ended June 30, 2019, compared to approximately $1,145,000 and $2,164,000 for the same period in 2018. The decrease in general and administrative expenses of approximately $341,000 for the three months period ended in June 30, 2019 was primarily due to a decrease in legal expenses relating to the Sabby litigation. Microbot believes its general and administrative expenses may increase over time as it advances its programs, increases its headcount and operating activities and incurs expenses associated with being a public company.

Financing Expenses. Financing income (expenses) were approximately $3,000 and $(42,000) for the three and six months ended June 30, 2019, compared to $(2,000) and $31,000 for the same period in 2018. The decrease in financial income for the six months ended June 30, 2019 was primarily due to the extra amount of cash that the Company deposited in escrow relating to the appeal of the Sabby litigation, thus lowering the amount of cash earning interest.

Liquidity and Capital Resources

Microbot has incurred losses since inception and negative cash flows from operating activities for the three and six months ended June 30, 2019 and the fiscal year ended December 31, 2018. As of June 30, 2019, Microbot had a net working capital of approximately $7,443,000 consisting primarily of cash and cash equivalents and short-term investment. This compares to net working capital of $1,071,000 as of December 31, 2018. Microbot anticipates that it will continue to incur net losses for the foreseeable future as it continues research and development efforts of its product candidates, hires additional staff, including clinical, scientific, operational, financial and management personnel, and incurs costs associated with being a public company.

Microbot has funded its operations through the issuance of capital stock, grants from the Israeli Innovation Authority, and convertible debt. Since inception (November 2010) through June 30, 2019, Microbot has raised gross cash proceeds of approximately $27,500,000 and incurred a total cumulative loss of approximately $31,367,000.

In January 2019, the Company entered into a series of Securities Purchase Agreements with accredited institutional investors providing for the issuance and sale by the Company to the purchasers of an aggregate of 1,295,323 shares of the Company’s common stock and related securities, for aggregate gross proceeds to the Company of approximately $11.37 million.

Microbot has been awarded non-dilutive grants from the IIA. The grants provide additional sources to be utilized by Microbot for the continued development of the Self-Cleaning Shunt for the treatment of hydrocephalus and Normal Pressure Hydrocephalus. The grant funds may be used for or applied towards several research and development expenses, such as employees’ salaries, research and development expenses (including materials), as well as professional and consulting fees. The recoveries are recognized in the corresponding period when such expenses are incurred. With respect to such grant, Microbot is committed to pay royalties, as, if and when it successfully commercializes the SCS and generates revenue from sales of the SCS, at a rate of between 3% to 3.5% on sales proceeds up to the total amount of grants received, linked to the dollar, plus interest at an annual rate of USD LIBOR. Under the terms of the grant and applicable law, Microbot is restricted from transferring any technologies, know-how, manufacturing or manufacturing rights developed using the grant outside of Israel without the prior approval of the IIA. Microbot has no obligation to repay the grant, if the SCS project fails, is unsuccessful or aborted before any sales are generated. The financial risk is assumed completely by the IIA.

The total amount Microbot has received from the IIA since inception is approximately $1,524,000.

Microbot is currently appealing an adverse judgment against it in its litigation with Sabby Healthcare Master Fund Ltd. and its affiliates. As a result of the appeal, the Company placed approximately $4.2 million (including estimated interest and fees) in escrow with a surety bonding agent pending the appeal.

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

Cash Flows

The following table provides a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Six months ended June 30,
	2019	2018
Net cash used in operating activities	$(3,200)	$(2,543)
Net cash used in investing activities	(2,496)	(224)
Net cash provided by financing activities	9,562	-
Net increase (decrease) in cash and cash equivalents and restricted cash	$3,866	$(2,767)

Comparison of the Six Months Ended June 30, 2019 and 2018

Cash used in operating activities for the six months ended June 30, 2019 was approximately $3,200,000, calculated by adjusting net loss from operations by approximately $303,000 to eliminate non-cash and expense items not involving cash flows such as depreciation as well as other changes in assets and liabilities resulting in non-cash adjustments in the income statement. Cash used in operating activities for the six months ended June 30, 2018 was approximately $2,543,000, similarly adjusted by approximately $833,000.

Net cash used in investing activities for the six months ended June 30, 2019 was approximately $2,496,000, consisting of the purchase of a marketable debt security, compared to the purchase of approximately $224,000 of property and equipment for the six months ended June 30, 2018.

Net cash provided by financing activities of approximately $9,562,000 for the six months ended June 30, 2019 consisted of issuance of common stock and warrants, net of issuance costs.

Off-Balance Sheet Arrangements

Microbot has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Microbot’s cash and cash equivalents as of June 30, 2019 consisted of readily available checking and money market funds. Microbot’s primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in Microbot’s portfolio, a sudden change in market interest rates would not be expected to have a material impact on Microbot’s financial condition and/or results of operations. Microbot does not believe that its cash or cash equivalents have significant risk of default or illiquidity. While Microbot believes its cash and cash equivalents do not contain excessive risk, Microbot cannot provide absolute assurance that in the future its investments will not be subject to adverse changes in market value. In addition, Microbot maintains significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

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

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2019. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the management of the Company, have determined that as of June 30, 2019, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of August 2019.

MICROBOT MEDICAL INC.

By:	/s/ Harel Gadot
Name:	Harel Gadot
Title:	Chairman, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David Ben Naim
Name:	David Ben Naim
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

