Form 10-Q
period 2019-09-30
Microbot Medical Inc.
filed 2019-11-14
CIK 883975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,307,666 shares of Common Stock, $0.01 par value at November 13, 2019.

MICROBOT MEDICAL INC. AND SUBSIDIARIES

i

MICROBOT MEDICAL INC.

Interim Consolidated Balance Sheets

U.S. dollars in thousands

(Except share and per share data)

	Notes	As of September 30, 2019	As of December 31, 2018
		(Unaudited)	(Audited)
		(in thousands)
ASSETS
Current assets:
Cash and cash equivalents		$3,548	$5,238
Short term investment	3	2,503	-
Restricted cash	5	4,250	25
Prepaid expenses and other assets		186	568
Total current assets		10,487	5,831

Property and equipment, net		215	259
Operating right-of-use assets	4	421	-
Total assets		$11,123	$6,090

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payables		$282	$630
Provision for extinguishment dispute	5	3,553	3,375
Lease liabilities	4	314	-
Accrued liabilities		440	755
Total current liabilities		4,589	4,760

Non current liabilities:
Long-term lease liabilities	4	131	-
Total liabilities		4,720	4,760

Commitments and contingencies	5

Stockholders’ equity:

Common stock; $0.01 par value; 60,000,000 shares authorized as of September 30, 2019 and December 31, 2018 4,307,666 and 3,012,343 shares issued and outstanding as of September 30, 2019 and December 31, 2018	6	43	31
Additional paid-in capital (*)	6	42,976	32,538
Treasury shares	5	(3,375)	(3,375)
Accumulated deficit		(33,241)	(27,864)
Total stockholders’ equity		6,403	1,330
Total liabilities and stockholders’ equity		$11,123	$6,090

(*) The Company adopted ASU 2017-11 using the full retrospective approach. Refer to Note 6 for further information.

The accompanying notes are an integral part of these interim consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Consolidated Statements of Operations

U.S. dollars in thousands

(Except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018(*)	2019	2018(*)
Research and development	$843	$623	$2,207	$1,866
General and administrative	948	1,130	3,045	$3,294
Operating loss	(1,791)	(1,753)	(5,252)	(5,160)

Financing income (expenses), net	(83)	(5)	(125)	26

Net loss	$(1,874)	$(1,758)	$(5,377)	$(5,134)

Basic and diluted net loss per share	$(0.44)	$(0.60)	$(1.27)	$(1.79)
Basic and diluted weighted average common shares outstanding	4,307,666	2,947,633	4,234,663	2,876,020

(*) Reclassified

The accompanying notes are an integral part of these interim consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Consolidated Statements of Comprehensive Loss

U.S. dollars in thousands

(Except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018

Net loss	$(1,874)	$(1,758)	$(5,377)	$(5,134)
Other comprehensive loss (income):
Net unrealized loss (gain) on available for sale securities	*	-	*	-
Comprehensive loss	$(1,874)	$(1,758)	$(5,377)	$(5,134)

(*) Represents amount less than 1 thousand.

The accompanying notes are an integral part of these interim consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Consolidated Statements of Shareholder’s Equity

U.S. dollars in thousands

(Except share and per share data)

	Series A Shares			Common Stock(***)		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Accumulated	Total Stockholders’	Temporary Equity
	Shares	Amount		Shares	Amount	Capital (2)	Shares (1)	Loss	Deficit (2)	Equity	(**)

Balances, December 31, 2017	4,001	$	(*)	2,734,300	$27	$30,569	$-	$-	$(20,604)	$9,992	$500

Share-based compensation	-		-	-	-	1,139	-	-	-	1,139	-
Exercise of options	-		-	2,487	(*)	-	-	-	-	-	-
Shares issued as consideration-vendors	-		-	6,738	1	73	-	-	-	74	-
Conversion of preferred A shares to common stock	(3,451)		-	232,152	2	(2)	-	-	-	-	-
Net loss	-		-	-	-	-	-	-	(5,134)	(5,134)	-
Balances, September 30, 2018	550	$	(*)	2,975,677	$30	$31,779	$-	$-	$(25,738)	$6,071	$500

Balances, June 30, 2018	1,001	$	(*)	2,945,677	$30	$31,462	$-	$-	$(23,980)	$7,512	$500
Exercise of options	-		-	-	-	-	-	-	-	-	-
Share-based compensation	-		-	-	-	317	-	-	-	317	-
Conversion of preferred A shares to common stock	(451)		-	30,000	-	-	-	-	-	-	-
Net loss	-		-	-	-	-	-	-	(1,758)	(1,758)	-
Balances, September 30, 2018	550	$	(*)	2,975,677	$30	$31,779	$-	$-	$(25,738)	$6,071	$500

Balances, December 31, 2018	-	$	(*)	3,012,343	$31	$32,538	$(3,375)	$-	$(27,864)	$1,330	$-
Issuance of common stock and warrants net of issuance expenses	-		-	1,295,323	12	9,532	-	-	-	9,544	-
Share-based compensation	-		-	-	-	906	-	-	-	906	-
Unrealized loss on marketable debt security	-		-	-	-	-	-	-	-	-	-
Net loss	-		-	-	-	-	-	-	(5,377)	(5,377)	-
Balances, September 30, 2019	-	$	(*)	4,307,666	$43	$42,976	$(3,375)	$-	$(33,241)	$6,403	$-

Balances, June 30, 2019	-	$	(*)	4,307,666	$43	$42,680	$(3,375)	$-	$(31,367)	$7,981	$-
Issuance of common stock and warrants net of issuance expenses	-		-	-	-	-	-	-	-	-	-
Share-based compensation	-		-	-	-	296	-	-	-	296	-
Unrealized loss on marketable debt security	-		-	-	-	-	-	-	-	-	-
Net loss	-		-	-	-	-	-	-	(1,874)	(1,874)	-
Balances, September 30, 2019	-	$	(*)	4,307,666	$43	$42,976	$(3,375)	$-	$(33,241)	$6,403	$-

(1) Refer to Note 4 for further information

(2) Refer to Note 5 for further information

(*) Less than 1

(**) Includes 721,107 common stock classified as temporary equity as of December 31, 2017.

(***) Share data as of December 31, 2017, June 30, 2018, and for the periods then ended represent the number of shares adjusted to retroactively reflect the 1:15 reverse stock split effected on September 4, 2018. Refer to Note 1 for further information.

The accompanying notes are an integral part of these interim consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Consolidated Statements of Cash Flows

U.S. dollars in thousands

(Except share and per share data)

	For the Nine Months Ended September 30,
	2019	2018
Operating activities:
Net loss	$(5,377)	$(5,134)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	44	49
Share-based compensation expense	906	1,139
Shares issued to a vendor	-	74
Amortization of discount (premium) on marketable debt securities	(7)	-
Changes in assets and liabilities:
Accounts receivable	364	(32)
Other payables and accrued liabilities	(461)	29
Net cash flows from operating activities	(4,531)	(3,875)
Investing activities:
Purchase of property and equipment	-	(239)
Purchase of marketable debt securities	(2,496)	-
Net cash flows from investing activities	(2,496)	(239)
Financing activities:
Issuance of common stock and warrants, net of issuance costs	9,562	-
Net cash flows from financing activities	9,562	-

Increse (decrease) in cash, cash equivalents and restricted cash	2,535	(4,114)
Cash, cash equivalents and restricted cash at beginning of period	5,263	10,814
Cash, cash equivalents and restricted cash at ending of period	$7,798	$6,700

Non-cash investing and financing activities:

Recognition of right-of-use asset and lease liability upon adoption of ASU 2016-02	$630	$-

Supplemental disclosure of cash flow information:

Cash received from interest	$61	$-

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

B. Going Concern:

The unaudited financial statements as of September 30, 2019 have been prepared under the assumption that the Company will continue as a going concern for the next 12 months. The Company’s ability to continue as a going concern is dependent upon its uncertain ability to obtain additional equity and/or debt financing and reduce expenditures. The Company has incurred operating losses and negative cash flows from operating activities each year since inception. As of September 30, 2019, the Company had an accumulated deficit of approximately $33,241. Due to continuing research and development activities, the Company expects to continue to incur additional losses for the foreseeable future. The Company’s management plans to continue to fund its current operations as well as other development activities relating to additional product candidates, through future issuances of either debt and/or equity securities and possibly additional grants from the Israeli Innovation Authority and other government institutions. The Company’s ability to raise additional capital in the equity and debt markets is dependent on a number of factors, including, but not limited to, the market demand for the Company’s stock, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to the Company. These factors raise substantial doubt to the company’s ability to continue as a going concern.

The accompanying financial statements as of September 30, 2019 do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to continue as a going concern, it may have to liquidate its assets and may receive less than the value at which those assets are carried on the financial statements.

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

D. Reverse Stock Split:

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

Unaudited Interim Financial Statements:

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

Operating results for the three- and nine-month periods ended September 30, 2019, are not necessarily indicative of the results that may be expected for the year ended December 31, 2019.

Significant Accounting Policies:

The significant accounting policies followed in the preparation of these unaudited interim condensed consolidated financial statements are identical to those applied in the preparation of the latest annual audited financial statements with the exception of the following:

Short-term Investments:

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

Management evaluates whether available-for-sale securities are other-than-temporarily impaired (OTTI) on a quarterly basis. Debt securities with unrealized losses are considered OTTI if the Company intends to sell the security or if it is more likely than not that the Company will be required to sell such security prior to any anticipated recovery. If management determines that a security is OTTI under these circumstances, the impairment recognized in earnings is measured as the entire difference between the amortized cost and the then-current fair value. During the three and nine-months ended September 30, 2019, no investment OTTI losses were realized.

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

Reclassifications:

Certain prior period amounts have been reclassified to conform to current period presentation.

Leases:

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

Warrants:

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

MICROBOT MEDICAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

The cumulative effect of adoption of ASU 2017-11 resulted as follows:

	For the Nine Months ended September 30, 2018	For the year ended December 31 2018

Derivative warrant liability	$(5)	$(8)
Additional paid-in capital	$3	$28
Accumulated deficit	$2	$20

Refer to Note 6 for further information regarding the outstanding warrants as of September 30, 2019.

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

NOTE 3 -	SHORT-TERM INVESTMENTS

The following table summarizes the Company’s marketable debt securities as of September 30, 2019 and December 31, 2018.

	As of September 30, 2019
	Amortized cost	Unrealized gains	Realized gains	Fair value

US Treasury Bond	$2,503	$-	$-	$2,503

As of December 31, 2018
	Amortized Cost	Unrealized gains	Realized gains	Fair value

US Treasury Bond	$-	$-	$-	$-

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

On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) using the modified retrospective approach for all lease arrangements at the beginning period of adoption. Leases existing for the reporting period beginning January 1, 2019 are presented under ASU 2016-02. The Company leases office space and vehicles under operating leases. At September 30, 2019, the Company’s ROU assets and lease liabilities for operating leases totaled $421 and $445, respectively. The impact of adopting the new lease standard was not material to the Company’s condensed consolidated statement of operations for the periods presented.

Supplemental cash flow information related to operating leases was as follows (unaudited):

Nine Months ended September 30, 2019

Cash payments for operating leases	$235

Leases recorded on the balance sheet consist of the following (in thousands):

September 30, 2019
Assets
Operating lease right of use asset	$421

Liabilities
Operating lease – current	$314
Operating lease - non-current	$131
$445

September 30, 2019

Operating leases weighted average remaining lease term (in years)	2
Operating leases weighted average discount rate	7%

Undiscounted maturities of operating lease payments as of September 30, 2019 are summarized as follows (in thousands):

Operating Leases

Remainder of 2019	$83
2020	302
2021	79
Total future lease payments	$464
Less imputed interest	(19)
Total lease liability balance	$445

NOTE 5 -	COMMITMENTS AND CONTINGENCIES

Government Grants:

Microbot Israel obtained from the Israeli Innovation Authority (“IIA”) grants for participation in research and development for the years 2013 through September 30, 2019 in the total amount of approximately $1,500 and, in return, Microbot Israel is obligated to pay royalties amounting to 3%-3.5% of its future sales up to the amount of the grant. The grant is linked to the exchange rate of the dollar to the New Israeli Shekel and bears interest of Libor per annum.

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

The study in Washington U. includes several phases. The first phase (initial research) was completed. An agreement on the second phase was entered in September 2018 with total expected costs of approximately $248. As of September 30, 2019, his study is still on going and will be extended to continue until March 1, 2020. Pursuant to the Research Agreement, all rights, title and interest in the data, information and results obtained or arrived at by Washington U. in the performance of its services under the Research Agreement, as well as any patentable inventions obtained or arrived at in the performance of such services, will be jointly owned by the Company and Washington U., and each will have full right to practice and grant licenses in joint inventions. Additionally, Washington U. granted to the Company: (a) a non-exclusive, worldwide, royalty-free, fully paid-up, perpetual and irrevocable license to use and practice patentable inventions (other than joint inventions and improvements to Washington U.’s animal models) obtained or arrived at by Washington U. in the provision of its services under the Research Agreement (“University Inventions”) with respect to the self-cleaning shunt; and (b) an exclusive option to obtain an exclusive worldwide license in University Inventions, on terms to be negotiated between the parties.

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

MICROBOT MEDICAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

Sabby Litigation:

The Company is named as the defendant in a lawsuit (the “Matter”), captioned Sabby Healthcare Master Fund Ltd. and Sabby Volatility Warrant Master Fund Ltd., Plaintiffs, against Microbot Medical Inc., Defendant, in the Supreme Court of the State of New York, County of New York (the “Court”) (Index No. 654581/2017). The complaint alleged, among other things, that the Company breached multiple representations and warranties contained in the Securities Purchase Agreement (the “SPA”) related to the Company’s June 8, 2017 equity financing (the “Financing”) of which the Plaintiffs participated. The complaint sought rescission of the SPA and return of the Plaintiffs’ $3,375 purchase price with respect to the Financing, and damages in an amount to be determined at trial, but alleged to exceed $1 million. A trial was held on February 11, 2019. On February 28, 2019, the Court issued a Decision and Order After Trial to rescind the SPA. The rescission would require the Plaintiffs to transfer back to the Company the shares they purchased in the Financing, and for the Company to return to Plaintiffs their purchase price of $3,375. Accordingly, the Company recorded a provision for extinguishment dispute as of $3,375 in current liabilities against Treasury shares classified in Equity.

On March 27, 2019, the Company filed a Notice of Appeal and an Undertaking to stay execution of the judgment pending appeal.

In accordance with New York law, in order to move forward with the appeal and to stay the lower court’s judgment, the Company placed approximately $4,200 in escrow with a surety bonding agent on March 26, 2019 in accordance with provisions set forth in the judgment from the Matter, which represents the judgment amount, plus interest and the fee to the bonding company. Accordingly, the Company recorded additional expenses of $178 with respect to interest from the judgement date and up until September 30, 2019.

Tolling and Standstill Agreement:

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

Alliance Litigation:

On April 28, 2019, the Company brought an action against Alliance Investment Management, Ltd. (“Alliance”) in the Southern District of New York under Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. 78p(b), to compel Alliance to disgorge short swing profits realized by Alliance from purchases and sales of the Company’s securities within a period of less than six months, while Alliance was a beneficial owner of more than 10% of the Company’s outstanding common stock and a statutory “insider” for purposes of the statute. The case is Microbot Medical Inc. v. Alliance Investment Management, Ltd., No. 19-cv-3782-GBD (SDNY). The amount of profits the Company is seeking to divest is estimated to be approximately $480,000.

On August 21, 2019, Alliance filed an answer to the Company’s action claiming that Alliance’s client Joseph Mona was the “beneficial owner” of the shares traded by Alliance. On October 18, 21, and 28, Joseph Mona filed Section 16(a) and Schedule 13G reports, which are substantially similar to the reports previously filed by Alliance.

On October 28, 2019, Alliance filed a motion for summary judgment requesting that the Court dismiss the claims against Alliance in view of Joseph Mona’s SEC filings. On November 7, 2019, U.S. Magistrate Judge Robert W. Lehrburger ordered Alliance to produce relevant trading records, to enable the Company to determine whether to proceed against Alliance and/or Joseph Mona. Alliance has agreed to postpone the Company’s response to their motion for summary judgment pending Alliance’s required production of the trading records.

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

Yehezkel (Hezi) Himelfarb Resignation:

Effective as of February 1, 2019, Yehezkel (Hezi) Himelfarb, a member of the Board of Directors of the Company, and the Company’s Chief Operating Officer, resigned from all positions with the Company. Effective as of February 1, 2019, Mr. Himelfarb also resigned from his position as General Manager of Microbot Medical Ltd., a wholly owned subsidiary of the Company. As a result of Mr. Himelfarb providing certain post-resignation transition services to the Company until July 31, 2019, Mr. Himelfarb was paid his full salary and certain benefits through that date.

NOTE 6 -	SHARE CAPITAL

Share Capital Developments:

On September 10, 2019, the Company reduced its authorized number of shares of capital stock from 221,000,000 to 61,000,000, including a reduction in the number of authorized shares of common stock of the Company from 220,000,000 to 60,000,000.

As of September 30, 2019, the Company had 4,307,666 shares of common stock issued and outstanding.

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

On September 14, 2017, the board of directors approved a grant of stock options to purchase an aggregate of up to 120,848 shares (1,812,712 shares before the Reverse Split) of common stock to Mr. Harel Gadot, the Company’s Chairman of the Board, President and CEO, at an exercise price per share of $15.75 ($1.05 before the Reverse Split). The stock options vest over a period of 3-5 years as outlined in the option agreements. As a result, the Company recognized compensation expenses for the three months ended September 30, 2019 and 2018 in total amount of $122 and $121 respectively and for the nine months ended September 30, 2019 and 2018 in total amount of $362 and $460 respectively included in general and administrative expenses.

MICROBOT MEDICAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

On September 14, 2017, the board of directors approved a grant of stock options to purchase an aggregate of up to 72,508 shares (1,087,627 shares before the Reverse Split) of common stock to Mr. Hezi Himelfarb, the Company’s General Manager, COO and a member of the Board, at an exercise price per share of $19.35 ($1.29 before the Reverse Split). The grant was subject to the Israeli Tax Authority’s approval of the plan which occurred on October 14, 2017. In accordance with the option agreement, the options vest for period of 3 years starting from the grand date. As a result, the Company recognized compensation expenses for the three months ended September 30, 2019 and 2018 in the total amount of $108 and $98 respectively and for the nine months ended September 30, 2019 and 2018 in the total amount of $322 and $329 respectively included in research and development.

On December 6, 2017, the board of directors approved a grant of 12,698 stock options (190,475 stock options before the Reverse Split) to purchase an aggregate of up to 12,698 shares of common stock to certain of its directors, at an exercise price per share of $15.75 ($1.05 before the Reverse Split). The stock options vest over a period of 3 years as outlined in the option agreements. As a result, the Company recognized compensation expenses for the three months ended September 30, 2019 and 2018 in the total amount of $13 and $14 respectively and for the nine months ended September 30, 2019 and 2018 in the total amount of $40 and $55 respectively included in general and administrative expenses.

On December 28, 2017, the board of directors approved a grant of 66,036 stock options (990,543 stock options before the Reverse Split) to purchase an aggregate of up to 66,036 shares of common stock to certain of its employees, at an exercise price per share of $15.3 ($1.02 before the Reverse Split). The stock options vest over a period of 3 years as outlined in the option agreements. As a result, the Company recognized compensation expenses for the three months ended September 30, 2019 and 2018 in the total amount of $37 and $62 respectively and for the nine months ended September 30, 2019 and 2018 in the total amount of $116 and $273 respectively included in research and development expenses.

On November 2017, certain employees and consultant exercised 31,453 options (471,794 options before the Reverse Split) to 31,453 ordinary shares at exercise price of 0.001 NIS.

In February 2018, an employee exercised options to purchase 2,487 shares (37,300 shares before the Reverse Split) of common stock at an exercise price of $0.001 per share.

On August 13, 2018, the board of directors approved a grant of stock options to purchase an aggregate of up to 10,000 shares (150,000 shares before the Reverse Split) of common stock to a non-executive officer, at an exercise price per share of $9 ($0.6 before the Reverse Split). The grant was subject to the Israeli Tax Authority’s approval of the plan which occurred on October 14, 2017. In accordance with the option agreement, the options vest for period of 3 years starting from the grand date. As a result, the Company recognized compensation expenses for the three months ended September 30, 2019 and 2018 in the total amount of $6 and $22 respectively and for the nine months ended September 30, 2019 and 2018 in the total amount of $24 and $22 respectively included in research and development expenses.

On January 21, 2019, the board of directors approved a grant of 11,630 stock options to purchase an aggregate of up to 11,630 shares of common stock to certain of its directors, at an exercise price per share of $8.60. The stock options vest over a period of 3 years as outlined in the option agreements As a result, the Company recognized compensation expenses for the three months ended September 30, 2019 and 2018 in the total amount of $7 and $0 respectively and for the nine months ended September 30, 2019 and 2018 in the total amount of $37 and $0 respectively included in general and administrative expenses.

On August 12, 2019, the board of directors approved a grant of 17,503 stock options to purchase an aggregate of up to 17,503 shares of common stock to certain of its employees, at an exercise price per share of $5.95. The stock options vest over a period of 3 years as outlined in the option agreements As a result, the Company recognized compensation expenses for the three months ended September 30, 2019 and 2018 in the total amount of $4 and $0 respectively and for the nine months ended September 30, 2019 and 2018 in the total amount of $4 and $0 respectively included in general and administrative expenses.

MICROBOT MEDICAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

A summary of the Company’s option activity related to options to employees and directors, and related information is as follows:

	For the Nine Months ended September 30, 2019
	Number of stock options	Weighted average exercise price	Aggregate intrinsic value

Outstanding at beginning of period	398,308	$11.50	$108
Granted	29,133	7.00	-
Exercised	-	-	-
Cancelled	-	-	-
Outstanding at end of period	427,441	$11.15	$417

Vested at end of period	306,723	$9.90	$417

	For the Year ended December 31, 2018
	Number of stock options	Weighted average exercise price	Aggregate intrinsic value

Outstanding at beginning of period	414,965	$11.70	$1,859
Granted	10,000	9.00	-
Exercised	(2,487)	-	-
Cancelled	(24,170)	-	-
Outstanding at end of period	398,308	$11.50	$108

Vested at end of period	245,010	$8.45	$108

The aggregate intrinsic value in the table above represents the total intrinsic value, which is calculated as the difference between the fair market value of the common stock and the exercise price, multiplied by the number of in-the-money stock options on those dates that would have been received by the stock option holders had all stock option holders exercised their stock options on those dates as of September 30, 2019 and December 31, 2018 respectively.

MICROBOT MEDICAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

The stock options outstanding as of September 30, 2019 and December 31, 2018, summarized by exercise prices, are as follows:

Exercise price $		Stock options outstanding as of September 30, 2019	Stock options outstanding as of December 31, 2018	Weighted average remaining contractual life – years as of September 30, 2019	Weighted average remaining contractual life – years as of December 31, 2018	Stock options exercisable as of September 30, 2019	Stock options exercisable as of December 31, 2018

4.20		77,846	77,846	6.3	7.0	77,846	77,846
15.75		133,546	133,546	8.0	8.8	83,005	53,752
8.60		11,630	-	9.3	-	4,645	-
9.00		10,000	10,000	9.0	9.8	4,000	-
19.35		72,508	72,508	8.0	8.8	45,318	29,003
5.95		17,503	-	2.8	-	-	-
15.30		41,866	41,866	8.3	9.0	29,367	21,867
(*	)	62,542	62,542	7.0	7.8	62,542	62,542
		427,441	398,308	6.3	7.3	306,723	245,010

(*) Less than $0.01.

Compensation expense recorded by the Company for its stock-based employee compensation awards in accordance with ASC 718-10 for the nine months ended September 30, 2019 and 2018 was $906 and $1,139, respectively, and for the three months ended September 30, 2019 and 2018 was $296 and $317, respectively.

The fair value of the stock options is estimated at the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions:

	Nine Months ended September 30, 2019	Year ended December 31, 2018

Expected volatility	133.43%-144.4%	99.40%
Risk-free interest	1.64%	2.39%
Dividend yield	0%	0%
Expected life of up to (years)	6.37-6.73	5.24

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

MICROBOT MEDICAL INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

Warrants

The remaining outstanding warrants and terms as of September 30, 2019 and December 31, 2018 are as follows:

Issuance date	Outstanding as of December 31, 2018	Outstanding as of September 30, 2019	Exercise Price	Exercisable as of September 30, 2019	Exercisable Through

Series A (2013)	181	181	$2,754.00	181	April 9, 2023
Series A (2015)	676	676	$1,377.00	676	April 30, 2020
Series B (2016) (a)	2,741	2,741	$40.50	2,741	March 14, 2022

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

On October 23, 2019, the board of directors approved a grant of options to purchase an aggregate of up to 19,760 shares of common stock to the Company’s non-management directors, at an exercise price per share of $5.06. The stock options vest over a period of 3 years as outlined in the option agreements.

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

Microbot has a patent portfolio of 34 issued/allowed patents and 17 patent applications pending worldwide.

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2019 and 2018

The following table sets forth the key components of Microbot’s results of operations for the three and nine-month periods ended September 30, 2019 and 2018 (in thousands):

	Three months ended September 30,		Increase/	Nine months ended September 30,		Increase/
	2019	2018(*)	(Decrease)	2019	2018(*)	(Decrease)
Research and development expenses, net	$843	$623	$220	$2,207	$1,866	$341
General and administrative expenses	948	1,130	(182)	3,045	3,294	(249)
Financing (income) expenses, net	83	5	78	125	(26)	151

(*) The Company adopted ASU 2017-11 using the full retrospective approach.

Research and Development Expenses. Microbot’s research and development expenses were approximately $843,000 and $2,207,000 for the three and nine months ended September 30, 2019, compared to approximately $623,000 and $1,866,000 for the same period in 2018. The increase in research and development expenses of approximately $341,000 for the nine months ended September 30, 2019 was primarily due to increase in materials and subcontractors’ services relating to new product development. Microbot expects its research and development expenses to increase over time as it advances its development programs and begins pre-clinical and clinical trials for SCS and other platforms.

General and Administrative Expenses. General and administrative expenses were approximately $948,000 and $3,045,000 for the three and nine months ended September 30, 2019, compared to approximately $1,130,000 and $3,294,000 for the same period in 2018. The decrease in general and administrative expenses of approximately $249,000 in the period of nine month of 2019 was primarily due to a reduction in aggregate salaries and share base compensation expenses. Microbot believes its general and administrative expenses may increase over time as it advances its programs, increases its headcount and operating activities and incurs expenses associated with being a public company.

Financing Expenses. Financing (income) expenses were approximately $83,000 and $125,000 for the three and nine months ended September 30, 2019, compared to $5,000 and $(26,000) for the same period in 2018. The increase in financial expenses for the nine months ended September 30, 2019 was primarily due to accumulated interest relating to the amount held in escrow pending resolution of our appeal in the Sabby litigation, as discussed further below, net of interest received from short term investment.

Liquidity and Capital Resources

Microbot has incurred losses since inception and negative cash flows from operating activities for the three and nine months ended September 30, 2019 and the fiscal year ended December 31, 2018. As of September 30, 2019, Microbot had a net working capital of approximately $5,898,000, consisting primarily of cash and cash equivalents and short-term investment. This compares to net working capital of $1,071,000 as of December 31, 2018. Microbot anticipates that it will continue to incur net losses for the foreseeable future as it continues research and development efforts of its product candidates, hires additional staff, including clinical, scientific, operational, financial and management personnel, and incurs costs associated with being a public company.

Microbot has funded its operations through the issuance of capital stock, grants from the Israeli Innovation Authority, and convertible debt. Since inception (November 2010) through September 30, 2019, Microbot has raised gross cash proceeds of approximately $27,500,000 and incurred a total cumulative loss of approximately $33,241,000.

In January 2019, the Company entered into a series of Securities Purchase Agreements with accredited institutional investors providing for the issuance and sale by the Company to the purchasers of an aggregate of 1,295,323 shares of the Company’s common stock and related securities, for aggregate gross proceeds to the Company of approximately $11,370,000.

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

Microbot is currently appealing an adverse judgment against it in its litigation with Sabby Healthcare Master Fund Ltd. and its affiliates. As a result of the appeal, the Company placed approximately $4,200,000 (including estimated interest and fees) in escrow with a surety bonding agent pending the appeal.

Microbot plans to continue to fund its research and development and other operating expenses, other development activities relating to additional product candidates, and the associated losses from operations, through future issuances of debt and/or equity securities and possibly additional grants from the Israeli Innovation Authority. The capital raises from equity or equity-linked securities could result in additional dilution to Microbot’s shareholders. In addition, to the extent Microbot determines to incur additional indebtedness, Microbot’s incurrence of additional debt could result in debt service obligations and operating and financing covenants that would restrict its operations. Microbot can provide no assurance that financing will be available in the amounts it needs or on terms acceptable to it, if at all. If Microbot is not able to secure adequate additional working capital when it becomes needed, it may be required to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned research programs. Any of these actions could materially harm Microbot’s business. As Microbot does not at this time have an established source of funds sufficient to cover operating costs for in excess of the next 12 months, we may be unable to meet our obligations or fully implement our business plan, if at all. As a result of the foregoing and the Company’s current cash position, these conditions raise substantial doubt about Microbot’s ability to continue as a going concern. The accompanying condensed consolidated interim financial statements do not include any adjustments to reflect the possible future effects on recoverability and reclassification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Cash Flows

The following table provides a summary of the net cash flow activity for each of the periods set forth below: (in thousands)

	Nine months ended September 30,
	2019	2018
Net cash used in operating activities	$(4,531)	$(3,875)
Net cash used in investing activities	(2,496)	(239)
Net cash provided by financing activities	9,562	-
Net increase (decrease) in cash and cash equivalents and restricted cash	$2,535	$(4,114)

Comparison of the Nine Months Ended September 30, 2019 and 2018

Cash used in operating activities for the nine months ended September 30, 2019 was approximately $4,531,000, calculated by adjusting net loss from operations by approximately $846,000 to eliminate non-cash and expense items not involving cash flows such as share based compensation and depreciation as well as other changes in assets and liabilities resulting in non-cash adjustments in the income statement. Cash used in operating activities for the nine months ended September 30, 2018 was approximately $3,875,000, similarly adjusted by approximately $1,259,000.

Net cash used in investing activities for the nine months ended September 30, 2019 was approximately $2,496,000, consisting of purchase of a marketable debt security, compared to the purchase of approximately $239,000 of property and equipment for the nine months ended September 30, 2018.

Net cash provided by financing activities of approximately $9,562,000 for the nine months ended September 30, 2019, compared to $0 for nine months ended September 30, 2018 consisted of issuance of common stock and warrants, net of issuance costs.

Off-Balance Sheet Arrangements

Microbot has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Microbot’s cash and cash equivalents as of September 30, 2019 consisted of readily available checking and money market funds. Microbot’s primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in Microbot’s portfolio, a sudden change in market interest rates would not be expected to have a material impact on Microbot’s financial condition and/or results of operations. Microbot does not believe that its cash or cash equivalents have significant risk of default or illiquidity. While Microbot believes its cash and cash equivalents do not contain excessive risk, Microbot cannot provide absolute assurance that in the future its investments will not be subject to adverse changes in market value. In addition, Microbot maintains significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

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

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2019. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the management of the Company, have determined that as of September 30, 2019, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Sabby Litigation

We were named as the defendant in a lawsuit, which we refer to as the Matter, captioned Sabby Healthcare Master Fund Ltd. and Sabby Volatility Warrant Master Fund Ltd., Plaintiffs, against Microbot Medical Inc., Defendant, in the Supreme Court of the State of New York, County of New York (the “Court”) (Index No. 654581/2017). The complaint alleged, among other things, that we breached multiple representations and warranties contained in the Securities Purchase Agreement (the “SPA”) related to our June 8, 2017 equity financing, or the Financing, of which the Plaintiffs participated. The complaint sought rescission of the SPA and return of the Plaintiffs’ $3.375 million purchase price with respect to the Financing, and damages in an amount to be determined at trial, but alleged to exceed $1 million. A trial was held on February 11, 2019. On February 28, 2019, the Court issued a Decision and Order After Trial to rescind the SPA. The rescission would require the Plaintiffs to transfer back to us the shares they purchased in the Financing, and for us to return to Plaintiffs their purchase price of $3.375 million. On March 27, 2019, the Company filed a Notice of Appeal and an Undertaking to stay execution of the judgment pending appeal. As a result of the appeal, we placed approximately $4.2 million in escrow with a surety bonding agent pending the appeal. However, management is unable to assess the likelihood that we would be successful in the appeal. Accordingly, no assurance can be given that any adverse outcome would not be material to our consolidated financial position. Additionally, in the event we lose our appeals, we will likely be required to use the proceeds from recent offerings or available cash towards payment of damages and interest on the damages from the date of the decision to the Plaintiffs, and to the Other Investors described below if and to the extent they bring similar lawsuits against us and prevail or if we settle the Sabby litigation, that we otherwise would have used to build our business and develop our technologies into commercial products. In such event, we would be required to raise additional capital sooner than we otherwise would, of which we can give no assurance of success.

Tolling and Standstill Agreement

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

On August 21, 2019, Alliance filed an answer to our action claiming that Alliance’s client Joseph Mona was the “beneficial owner” of the shares traded by Alliance. On October 18, 21, and 28, Joseph Mona filed Section 16(a) and Schedule 13G reports, which are substantially similar to the reports previously filed by Alliance.

On October 28, 2019, Alliance filed a motion for summary judgment requesting that the Court dismiss the claims against Alliance in view of Joseph Mona’s SEC filings. On November 7, 2019, U.S. Magistrate Judge Robert W. Lehrburger ordered Alliance to produce relevant trading records, to enable the Company to determine whether to proceed against Alliance and/or Joseph Mona. Alliance has agreed to postpone the Company’s response to their motion for summary judgment pending Alliance’s required production of the trading records.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of November 2019.

MICROBOT MEDICAL INC.

By:	/s/ Harel Gadot
Name:	Harel Gadot
Title:	Chairman, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David Ben Naim
Name:	David Ben Naim
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

