Form 10-K
period 2019-12-31
Microbot Medical Inc.
filed 2020-04-14
CIK 883975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2019

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

(781) 875-3605

(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par value $0.01	MBOT	NASDAQ Capital Market

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $19,718,273.60.

Common stock outstanding as of April 9, 2020: 7,103,260 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2020 annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days after the registrant’s year ended December 31, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

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

PART I

Item 1. Description of Business.

The Company

Microbot is a pre-clinical medical device company specializing in the research, design and development of next generation robotic endoluminal surgery devices targeting the minimally invasive surgery space. Microbot is primarily focused on leveraging its micro-robotic technologies with the goal of redefining surgical robotics while improving surgical outcomes for patients.

Microbot’s current technological platforms, ViRobTM, TipCATTM and Liberty™ (including certain CardioSert assets), are comprised of proprietary innovative technologies. Using the ViRob platform, Microbot is currently developing the Self Cleaning Shunt, or SCSTM, for the treatment of hydrocephalus and Normal Pressure Hydrocephalus, or NPH. Utilizing the Liberty and CardioSert platforms, Microbot is developing the first ever fully disposable robot for various endovascular interventional procedures. In addition, the Company is focused on the development of a Multi Generation Pipeline Portfolio utilizing all of its proprietary technologies.

Microbot has a patent portfolio of 37 issued/allowed patents and 15 patent applications pending worldwide.

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

CardioSert

On May 25, 2018, Microbot acquired a patent-protected technology from CardioSert Ltd., a privately-held medical device company based in Israel that was part of a technological incubator supported by the Israel Innovation Authorities. The CardioSert technology contemplates a combination of a guidewire and microcatheter, technologies that are broadly used for surgery within a tubular organ or structure such as a blood vessel or duct. The CardioSert technology features a unique guidewire delivery system with steering and stiffness control capabilities which when developed is expected to give the physician the ability to control the tip curvature, to adjust tip load to varying degrees of stiffness in a gradually continuous manner. The CardioSert technology was originally developed to support interventional cardiologists in crossing chronic total occlusions (CTO) during percutaneous coronary intervention (PCI) procedures and has the potential to be used in other spaces and applications, such as peripheral intervention, and neurosurgery. CardioSert was part of a technological incubator supported by the Israel Innovation Authorities (formerly known as the Office of the Chief Scientist, or OCS), and a device based on the technology has successfully completed pre-clinical testing.

Although the CardioSert technology was originally developed to support interventional cardiologists in crossing chronic total occlusions (CTO) during percutaneous coronary intervention (PCI) procedures, it has the potential to be used in other spaces and applications, such as neurosurgery.

Liberty

On January 13, 2020, Microbot unveiled what it believes is the world’s first fully disposable robotic system for use in Endovascular Interventional procedures, such as cardiovascular, peripheral and neurovascular. The Liberty robotic system features a unique compact design with the capability to be operated remotely, reduce radiation exposure and physical strain to the physician, as well as the potential to eliminate the use of multiple consumables through its “One & Done” capabilities, based in part on the CardioSert platform.

Liberty is designed to maneuver guidewires, microcatheters and over-the-wire devices within the body’s vasculature. It eliminates the need for extensive capital equipment requiring dedicated Cath-lab rooms as well as dedicated staff. In addition, it is being designed to streamline Cath-lab procedures with our proprietary “One & Done” tool that combines guidewire and microcatheter into a single device. With control over tip curvature and stiffness for maneuverability and access – and without the need for constant tool exchanges – the “One & Done” feature of Liberty may drastically reduce procedure time and costs while enhancing the operator experience.

We are continuously exploring and evaluating additional innovative guidewire/microcatheter technologies to be integrated and combined with the Liberty robotic platform.

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

Minimally Invasive Robot-Assisted Endovascular Interventions

Minimally Invasive Surgery, or MIS, refers to surgical procedures performed through tiny incisions instead of a single large opening. Because the incisions are small, patients tend to have quicker recovery times and experience less trauma than with conventional surgery. The global MIS market is expected to exceed $50 billion by 2019, with a CAGR of over 20% through 2023. MIS involves three major categories of devices: surgical, monitoring and visualization, and endoscopy. The market for surgical devices, including ablation, electrosurgery and medical robotic systems, accounts for the largest share of revenue and is also expected to show the highest rate of growth.

Vascular disease is the most common precursor to ischemic heart disease and stroke, which are two of the leading causes of death worldwide. Advances in endovascular intervention in recent years have transformed patient survival rates and post-surgical quality of life. Compared to open surgery, it has the advantages of faster recovery, reduced need for general anesthesia, reduced blood loss and significantly lower mortality. However, the current practice of endovascular procedures, which virtually has remained unchanged since the introduction of Intervention four decades ago, is limited by a number of factors, including physical strain and exposure to X-Ray radiation of the operator, and involves complex maneuvering of intervention tools, such as guidewires and catheters, to reach target areas in the vasculature. Despite recent advancements in technology and devices, manual procedures are still highly dependent on the technical skills and training of the operator, what makes the access to expert medical centers and advanced emergent treatments, such as endovascular thrombectomy for acute ischemic stroke, geographically limited. In addition, demand for physicians continues to grow faster than supply. By 2032, demand for physicians is expected to exceed supply by a range of 46,900 to 121,900.

Endovascular robotic systems are aimed to increase the stability and precision of guidewires and catheters, protecting the physicians from ionizing radiation and physical strain by removing them from the radiation source, helping in closing shortages of skilled physicians and skill gaps and enable tele-interventions (e.g. the Hub & Spoke hospital model).

Today, there are only few commercially available robotic systems for endovascular interventions. We believe these systems have major drawbacks, such as limited maneuverability, the requirement to exchange and use multiple expensive surgical tools, being cumbersome to set-up and operate, and requiring significant capital expenditures.

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

Microbot believes that with its portfolio of CardioSert and Liberty technologies, it is well-positioned to explore and develop such technologies as neurovascular access devices, with a focus on improving the ease and access and enhancing the safety of endovascular interventions.

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

In conjunction with initiating this follow-up study, Microbot also contracted with Envigo CRS Israel, a leading provider of non-clinical contract research services, to conduct an in-vitro study designed to evaluate the operational performance of the SCS. The first Envigo study, conducted in 2018, used human brain glioblastoma cells in order to assess the performance of the SCS in a test system with accelerated cell growth, accumulation, and obstruction rates. The performance of a constantly activated (always-on) SCS to prevent shunt occlusion in the laboratory study was compared with a non-operating SCS after 30 days, and the results were captured with photographs shared by Microbot in a press release issued on January 14, 2019. While significant cell growth and accumulation was seen in the cell cultures with a non-operating SCS, the shunt openings within the cells seeded with a constantly operating SCS remained clear, with little to no cell attachment on the robotic brush (ViRob) and on the opening where the robotic brush (ViRob) operates after 30 days of cell culturing and growth. We believe this experiment validates the operational effectiveness of the SCS to prevent shunt occlusion and provides additional data to support the device’s proof of concept. We believe the in-vitro laboratory study further confirms that the SCS has the ability to operate after cells have accumulated on the catheter holes and the robotic brush (ViRob) and to potentially disintegrate existing occlusions formed on the robotic brush (ViRob) and on the opening where the robotic brush (ViRob) operates, based on the results from a third test group in which cells were allowed to grow for 4 weeks and then exposed to an activated SCS device. We believe the images captured by Envigo and Microbot demonstrate that the cleaning mechanism of the SCS is powerful enough to clear accumulated cells at blocked pores, as significant improvements were observed in the degree of shunt obstruction after only a short period of time following activation of the SCS.

The SCS™ was further validated in a broader follow-up in-vitro lab study which commenced in July 2019 and concluded on August 14, 2019 and clearly demonstrated the device prevented shunt occlusion under the parameters of that study. This follow-up study was also conducted by Envigo CRS Israel. Human brain glioblastoma cells were used in order to assess performance of the SCSTM in a test system with accelerated cell growth rate, accumulation and obstruction rates. Specifically, the study demonstrated:

●	Significant cell growth and accumulation in a non-operating SCS as well as a standard of care surgical shunt.

●	A significant inhibition in cell growth in daily (5-10 minutes) or weekly (up to 2 hours over the week) operating SCS with little cell attachment on the robotic brush (ViRob) and on the opening where the robotic brush (ViRob) operates.

●	The effectiveness of the Company’s SCS devices in preventing cells blockage as compare to standard of care surgical shunts.

To further investigate the efficacy of the SCS, we conducted a follow-up in vitro (lab) study at Wayne State University. The study included a larger sample size compared to the initial study and the primary and secondary end points seek to validate the efficacy of the SCS while being activated in-vitro (lab). Generally, the data from this study did not reveal statistically significant trends indicating a strong preference for any of the designs tested, including the SCS; therefore, these tests as they stand are inconclusive but have provided us with trends which require further testing. We expect to receive the final report by the second quarter of 2020.

We believe that the Washington University animal study results of our first generation SCS device should be available during the third quarter of 2020. The interim data of the animal trial suggests that the animal trial results are inconclusive to assess safety. We have submitted the existing data to the FDA as part of a pre-submission meeting where, after the FDA’s review, we hope to apply for a limited clinical investigation of the device known as an Early Feasibility Study (EFS). If the FDA agrees to the EFS approach in general, we will work to finalize the design of the device, to resolve any questions from the FDA, and to incorporate the FDA’s feedback prior to submitting the Investigational Device Exemption, or IDE, to seek authorization to begin the EFS clinical trial. After completing the EFS study, we will then seek FDA input on the device design as finalized through the EFS process in a subsequent IDE filing for approval of a pivotal clinical study proposal. We, believe that an EFS for the SCS device would be appropriate for further development of the device to support eventual marketing applications, and in such a case we expect to commence controlled human trials under the EFS as early as the third quarter of 2022.

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

Currently, Microbot is not pursuing the development of the TipCAT as a colonoscopy tool due to its focus on the endovascular intervention space, and as such it is currently exploring the use of the TipCAT for minimally invasive endovascular intervention applications to complement its other technologies.

Liberty

The Liberty robotic system features a unique compact design with the capability to be operated remotely, reduce radiation exposure and physical strain to the physician, as well as the potential to eliminate the use of multiple consumables through its “One & Done” capabilities, based in part on the CardioSert platform or possibly other guidewire/microcatheter technologies. Liberty is being designed to have the following attributes:

●	Compact size - Eliminates the need for large capital equipment in dedicated cath-lab rooms with dedicated staff.

●	Fully disposable - To our knowledge, the first and only fully disposable, robotic system for endovascular procedures.

●	Streamlines Cath-lab procedures - Compatible with Microbot’s unique “One & Done” tool, based in part on the CardioSert platform, that combines guidewire and microcatheter into a single device. The “One & Done” tool is expected to provide full control over tip curvature and stiffness for maneuverability and access without the need for constant tool exchanges, while enhancing the operator experience.

●	State of the art maneuverability - Provides linear, rotational and tip control of its integrated “One & Done” tool, as well as linear motion for an additional “over the wire” device.

●	Enhanced operator safety and comfort - Reduces exposure to ionizing radiation and the need for heavy lead vests otherwise to be worn during procedures.

●	Ease of use - Liberty’s intuitive remote controls simplify advanced procedures while shortening the physician’s learning curve.

●	Telemedicine compatible - Capable of tele-catheterization, carried out remotely by highly trained specialists.

We are working towards commencing animal trials with respect to the Liberty device as early as the first quarter of 2021, with a planned submission to the FDA as early as the fourth quarter of 2021.

Strategy

Microbot’s goal is to generate sales of its products, once they have received regulatory approval, by establishing SCS, Liberty and additional devices from its technological platforms, as the standard-of-care in the eyes of doctors, surgeons, patients and medical facilities, as well as getting the support of payors and insurance companies. Microbot believes that it can achieve this objective by working with hospitals to demonstrate the key benefits of its products. Microbot’s strategy includes the following key elements:

●	Continue to refine existing product candidates and develop additional micro-robotic solutions. As Microbot prepares to bring its initial product candidates through pre-clinical and clinical trials, if necessary, and eventually to market, it continues to focus on improving its product candidates to respond to clinical data and patient and physician feedback. Microbot also expects to continue to innovate in the micro-robotics field by continuing to find ways of using its technology to solve unmet needs, with the overarching goal of providing a safer, more effective and more efficient surgical environment for patients and physicians.

●	Establish and leverage relationships with key institutions and leading clinicians. Microbot intends to develop relationships with a relatively small number of hospitals and clinics through its clinical stage. Microbot’s objective will be to maintain clinical focus with such hospitals and clinics so as to establish the SCS, as well as other future products, as the standard of care in such institutions for their respective procedures. Microbot also expects to identify key clinicians with hydrocephalus specialties with the expectation that such clinical focus will accelerate the adoption of its candidate products.

●	Continuously invest in research and development. Microbot’s most significant expense has historically been research and development, and Microbot expects that this will continue in the foreseeable future, including expenses it expects to incur to improve on its prototype products in order to respond to clinical data, to develop additional applications using its technologies and to develop future product candidates.

●	Explore partnerships for the introduction of Microbot’s products. Microbot intends to focus its marketing and sales efforts initially on pursuing collaborations with global medical device companies that have established sales and distribution networks. Microbot will seek to enter collaborations and partnerships with strategic players that offer synergies with Microbot’s product candidates and expertise.

●	Seek additional IP and technologies to complement and strengthen Microbot’s current IP portfolio. Microbot intends to continue exploring new technologies, IP and know-how to add to its current portfolio through licensing, mergers and/or acquisitions and to allow Microbot to enter new spaces and strengthen its overall product portfolio.

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

TipCAT Opportunities

Microbot is currently exploring the use of the TipCAT for minimally invasive endovascular applications.

CardioSert Opportunities

Microbot is currently exploring the integration of the CardioSert technology into the Liberty endovascular robotic system for a range of potential applications in the cardiovascular, peripheral vascular and neurovascular spaces.

Liberty Opportunities

The Liberty endovascular robotic system is being designed to remotely maneuvering guidewires, microcatheters and over-the-wire devices within the body’s vasculature. The device is being designed to be the size of a personal device and to be fully disposable and affordable. We have aimed Liberty to support whole-endovascular procedures by providing “One & Done” solutions based in part on CardioSert’s proprietary technology or possibly other guidewire/microcatheter technologies. With control over tip curvature and stiffness for maneuverability and access – and without the need for constant tool exchanges – the “One & Done” feature is expected to drastically reduce the procedure time and costs, while enhancing the operator experience. We believe Liberty’s addressable markets are the Interventional Cardiology, Interventional Radiology and Interventional Neuroradiology markets.

Competition

SCS Competitive Landscape

Several academic research groups, such as at the New Jersey Institute of Technology, are currently researching sensing and obstruction-resistant catheter designs, and the Smart Sensors and Integrated Microsystems (SSIM) Program at Wayne State University has publicized that it is engaging in smart shunt development activity. However, based in part on its knowledge of the patented technologies, Microbot believes that these technologies are still early in the research and development cycle. Although we believe the SCS may face direct competition from Anuncia Inc., a spin-off of Alycone Lifesciences Inc., which received a CE Mark and FDA 510k clearance for the Alivio ReFlow™ Ventricular System for the treatment of hydrocephalus, the commercialization status of the device is not clear. The SCS also faces non-direct competition from Aqueduct Neurosciences, Inc., which is developing a non-shunt, electro-mechanical technology platform to control the draining of cerebrospinal fluid.

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

TipCAT Competitive Landscape

Microbot has not at this time completed its evaluation of the current competitive landscape in the endovascular space for potential uses of the TipCAT.

CardioSert Competitive Landscape

Competition includes moveable-core guidewires from companies such as Boston Scientific and Rapid Medical, and steerable and deflectable sheaths and catheters from companies such as Bendit Technologies and Merit Medical. To our knowledge, CardioSert is the only device that combines an inner moveable guidewire and an outer microcatheter, with the ability to control the shape and stiffness of the distal tip in a continuous, gradual manner, and intends to compete on that basis.

Liberty Competitive Landscape

We believe the main competitor to the Liberty system is the CorPath GRX vascular robotics system by Corindus Vascular Robotics, a Siemens Helathineers company. The CorPath GRX system has FDA approvals for percutaneous coronary interventions (PCI) and peripheral vascular interventions (PVI) and is pending an approval for neurovascular interventions. Other competitors include Robocath (CE Marked for PCI only) and Hansen Medical (a J&J Company with FDA approval for PVI). We believe these systems have drawbacks, such as limited maneuverability, the requirement to exchange and use multiple expensive surgical tools, being cumbersome to set-up and operate, and requiring significant capital expenditures. These systems have captured a marginal market share to date. On January 2019, Corindus disclosed that less than one percent of potential target physician population have trained on their CorPath GRX system.

Microbot’s existing and planned products could also be rendered obsolete or uneconomical by technological advances developed in the future by existing or new competitors. Some of Microbot’s competitors currently have significantly greater resources than Microbot does; have established relationships with healthcare professionals, customers and third-party payors; and have long-term contracts with group purchasing organizations in the United States. In addition, many of Microbot’s competitors have established distributor networks, greater resources for product development, sales and marketing, additional lines of products and the ability to offer financial incentives such as rebates, bundled products or discounts on other product lines that Microbot cannot provide.

Intellectual Property

General

The SCS and TipCAT are based on technological platforms licensed from The Technion Research and Development Foundation Ltd., or TRDF, as further discussed below. The CardioSert and Liberty platforms are based on technologies acquired by Microbot or developed internally through its research and development programs. Microbot plans to develop other micro-robotic solutions through internal research and development, to strengthen its intellectual property position, and to continue exploring strategic collaborations and accretive acquisition opportunities. Microbot currently holds an intellectual property portfolio of 37 patents issued/allowed and 15 patent applications pending worldwide. It also has two trademark applications pending in Israel.

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

License Agreement with the Technion

In June 2012, Microbot entered into a license agreement with TRDF, the technology transfer subsidiary of The Technion Institute of Technology, pursuant to which it obtained an exclusive, worldwide, royalty-bearing, sub-licensable license to certain patents and inventions relating to the SCS and TipCAT technology platforms invented by Professor Moshe Shoham, a former director of and an advisor to the Company, and in certain circumstances other TRDF-related persons. Pursuant to the terms of the license agreement, in order to maintain the license with respect to each platform, Microbot must use commercially reasonable efforts to develop products covered by the license, including meeting certain agreed upon development milestones. The milestones for both SCS and TipCAT include commencing first in human clinical trials by December 2021. Failure to meet any development milestone will give TRDF the right to terminate the license with respect to the technology underlying the missed milestone.

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

Microbot Israel obtained from the Israeli Innovation Authority (“IIA”) grants for participation in research and development for the years 2013 through December 31, 2019 in the total amount of approximately $1,500,000 and, in return, Microbot Israel is obligated to pay royalties amounting to 3%-3.5% of its future sales up to the amount of the grant. The grant is linked to the exchange rate of the dollar to the New Israeli Shekel and bears interest of USD LIBOR per annum.

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

For the fiscal year ended December 31, 2019, Microbot incurred research and development expenses of approximately $3,048,000 compared to research and development expenses of approximately $2,515,000 for the fiscal year ended December 31, 2018.

SCS

Microbot has already made plans to develop a second version of its SCS device that will have an embedded controller and battery, initially to support its animal trials. This alternative design will allow the cleaning mechanism to be automatically activated, without the need for the patient’s involvement in the activation process.

Microbot has completed the development of an SCS prototype and is currently continuing the safety testing, general proof of concept testing and performance testing for the device, which Microbot began in mid-2013. In May 2018, Microbot previously announced the results of two pre-clinical studies assessing the SCS, an in-vitro study and a small animal study. The in-vitro study, which was performed at Wayne State University, supports the SCS’s potential as a viable technology for preventing occlusion in shunts used to treat hydrocephalus. The animal study designed to assess the safety profile of the SCS, which was performed at Washington University School of Medicine in St. Louis, met the primary goal to determine the safety of the SCS device that aims to prevent obstruction in CSF catheters. Since the completion of these initial studies, Microbot has commenced a follow-up study to further evaluate the safety and to investigate the efficacy of the SCS. The follow-up study is also being conducted by leading hydrocephalus experts at Washington University and Wayne State University. The study includes a larger sample size compared to the initial studies and the primary and secondary endpoints seek to validate the safety and efficacy of the SCS that will be activated in both in-vitro (lab) and in-vivo (animal) models.

In conjunction with initiating this follow-up study, Microbot also contracted with Envigo CRS Israel, to conduct an in-vitro study designed to evaluate the operational performance of the SCS. The first Envigo study that was conducted in 2018 used human brain glioblastoma cells in order to assess the performance of the SCS in a test system with accelerated cell growth, accumulation, and obstruction rates. The performance of a constantly activated (always-on) SCS to prevent shunt occlusion in the laboratory study was compared with a non-operating SCS after 30 days, and the results were captured with photographs shared by Microbot in a press release issued on January 14, 2019. While significant cell growth and accumulation was seen in the cell cultures with a non-operating SCS, the shunt openings within the cells seeded with a constantly operating SCS remained clear, with little to no cell attachment on the robotic brush (ViRob) and on the opening where the robotic brush (ViRob) operates after 30 days of cell culturing and growth. We believe this experiment validates the operational effectiveness of the SCS to prevent shunt occlusion and provides additional data to support the device’s proof of concept. We believe the in-vitro laboratory study further confirms that the SCS has the ability to operate after cells have accumulated on the catheter holes and the robotic brush (ViRob) and to potentially disintegrate existing occlusions formed on the robotic brush (ViRob) and on the opening where the robotic brush (ViRob) operates, based on the results from a third test group in which cells were allowed to grow for four weeks and then exposed to an activated SCS device. We believe the images captured by Envigo and Microbot demonstrate that the cleaning mechanism of the SCS is powerful enough to clear accumulated cells at blocked pores, as significant improvements were observed in the degree of shunt obstruction after only a short period of time following activation of the SCS.

The SCS™ was further validated in a broader follow-up in-vitro lab study which commenced in July 2019 and concluded on August 14, 2019 and clearly demonstrated the device prevented shunt occlusion under the parameters of that study. This follow-up study was also conducted by Envigo CRS Israel. Human brain glioblastoma cells were used in order to assess performance of the SCSTM in a test system with accelerated cell growth rate, accumulation and obstruction rates. Specifically, the study demonstrated:

●	Significant cell growth and accumulation in a non-operating SCS as well as a standard of care surgical shunt.

●	A significant inhibition in cell growth in daily (5-10 minutes) or weekly (up to 2 hours over the week) operating SCS with little cell attachment on the robotic brush (ViRob) and on the opening where the robotic brush (ViRob) operates.

●	The effectiveness of the Company’s SCS devices in preventing cells blockage as compare to standard of care surgical shunts.

The follow-up in vitro (lab) study at Wayne State University included a larger sample size compared to the initial study and the primary and secondary end points seek to validate the efficacy of the SCS while being activated in-vitro (lab). Generally, the data from this study did not reveal statistically significant trends indicating a strong preference for any of the designs tested, including the SCS; therefore, these tests as they stand are inconclusive but have provided us with trends which require further testing. We expect to receive the final report by the second quarter of 2020.

We believe that the Washington University animal study results of the first generation SCS device should be available during the third quarter of 2020. The interim data of the animal trial suggests that the animal trial results are inconclusive to assess safety. We have submitted the existing data to the FDA as part of a pre-submission meeting where, after the FDA’s review, we hope to apply for a limited clinical investigation of the device known as an Early Feasibility Study (EFS). If the FDA agrees to the EFS approach in general, we will work to finalize the design of the device, to resolve any questions from the FDA, and to incorporate the FDA’s feedback prior to submitting the Investigational Device Exemption, or IDE, to seek authorization to begin the EFS clinical trial. After completing the EFS study, we will then seek FDA input on the device design as finalized through the EFS process in a subsequent IDE filing for approval of a pivotal clinical study proposal. We believe that an EFS for the SCS device would be appropriate for further development of the device to support eventual marketing applications, and in such a case we expect to commence controlled human trials under the EFS as early as the third quarter of 2022.

However, we can give no assurance at this time that the FDA will agree that an EFS is warranted, in which case we will have to re-commence animal trials or otherwise re-evaluate the FDA approval process, which could delay and hinder our ability to commercialize the SCS device.

Liberty

The Liberty prototype system was tested at our laboratories in an in-vitro silicone model, using off-the-shelf guidewires and microcatheters, and showing an ability to successfully provide linear and rotational movements of the guidewires and linear motion of the microcatheters. We also conducted a single preliminary animal trial with the Liberty prototype.

The Liberty prototype is designed to control the CardioSert device. Some modifications and adjustments to the CardioSert device are planned during 2020 to customize it to fully integrate it with the Liberty system to treat selected clinical indications. Additionally, we are exploring and evaluating additional innovative guidewire/microcatheter technologies to be integrated and combined with the Liberty robotic platform to further enhance the performance of the system.

Since the CardioSert device was originally designed for chronic total occlusion, we expect to work with subcontractors and guidewire design-houses to perfect the performance of the CardioSert device to the indication that will be selected for the Liberty platform. These may include procedures in the peripheral, coronary or neurovascular spaces.

Manufacturing

Microbot does not have any manufacturing facilities or manufacturing personnel. Microbot currently relies, and expects to continue to rely, on third parties for the manufacturing of its product candidates for preclinical and clinical testing, as well as for commercial manufacturing if its product candidates receive marketing approval.

To date, the CardioSert device was manufactured by the seller in very small quantities. Along with the design modifications of the CardioSert device we expect to make, the manufacturability aspects will be considered and the system will be designed for higher volume manufacturability.

Commercialization

Microbot has not yet established a sales, marketing or product distribution infrastructure for its product candidates, which are still in development stages. Microbot plans to access the U.S. markets with its initial device offerings through strategic partnerships but may develop its own focused, specialized sales force or distribution channels once it has several commercialized products in its portfolio. Microbot has not yet developed a commercial strategy outside of the United States.

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

Microbot expects the medical products in its pipeline currently to be classified as Class II. Class II devices are those for which general controls alone are insufficient to provide reasonable assurance of safety and effectiveness and there is sufficient information to establish special controls. Special controls can include performance standards, post-market surveillance, patient histories and FDA guidance documents. Premarket review and clearance by the FDA for these devices is generally accomplished through the 510(k) or 510(k) de-novo premarket notification process. As part of the 510(k) or 510(k) de-novo notification process, FDA may require the following:

●	Development of comprehensive product description and indications for use;

●	Comprehensive review of predicate devices and development of data supporting the new product’s substantial equivalence to one or more predicate devices; and

●	If appropriate and required, certain types of clinical trials (IDE submission and approval may be required for conducting a clinical trial in the US).

When clinical evidence is necessary because non-clinical testing is unavailable or inadequate to provide the information needed to advance device development, an Early Feasibility Study (EFS) for a limited clinical investigation of the device may be applicable and which we are evaluating with respect to the SCS device. If the FDA agrees to the EFS approach in general, we will work to finalize the design of the device, to resolve any questions from the FDA, and to incorporate the FDA’s feedback prior to submitting the IDE to seek authorization to begin the EFS clinical trial. After completing the EFS study, we will then seek FDA input on the device design as finalized through the EFS process in a subsequent IDE filing for approval of a pivotal clinical study proposal.

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

The E.U. has adopted legislation, in the form of directives to be implemented in each member state, concerning the regulation of medical devices within the European Union. The directives include, among others, the Medical Device Regulation, or MDR, that establishes certain requirements with which medical devices must comply before they can be commercialized in the European Economic Area, or EEA (which comprises the member states of the E.U. plus Norway, Liechtenstein and Iceland). Under the MDR, medical devices are classified into four Classes, I, IIa, IIb, and III, with Class I being the lowest risk and Class III being the highest risk.

In order to commercialize medical devices in the European Union, a CE Mark certificate is needed. This certification verifies that a device meets all regulatory requirements for medical devices, which will soon change under the new Medical Devices Regulation (MDR 2017/745). The CE approval process in Europe is summarized below:

1.	To obtain CE Marking certification, comply with European Commission Regulation (EU) No. 2017/745, commonly known as the Medical Device Regulation (MDR).

2.	Appoint a Person Responsible for regulatory compliance. Determine classification of device - Class I (self-certified); Class I (sterile, measuring or reusable surgical instrument); Class IIa, Class IIb, or Class III.

3.	For all devices except Class I (self-certified), implement a Quality Management System (QMS) in accordance with the MDR. Companies usually apply the EN ISO 13485 standard to achieve compliance. The QMS must include Clinical Evaluation, Post-Market Surveillance (PMS) and Post Market Clinical Follow-up (PMCF) plans. Make arrangements with suppliers about unannounced Notified Body audits. For Class I (self-certified), implement a QMS though Notified Body intervention is not required.

4.	Prepare a CE Technical File or Design Dossier (Class III) providing information about the device and its intended use plus testing reports, Clinical Evaluation Report (CER), risk management file, Instruction For Use (IFU), labeling and more. Obtain a Unique Device Identifier (UDI) for the device. All devices, even legacy products in use for decades, will require clinical data. Most of these data should refer to the subject device. Clinical studies are generally required for implantable and Class III devices. Existing clinical data may be acceptable. Clinical trials in Europe must be pre-approved by a European Competent Authority.

5.	If the company does not have a location in Europe, appoint an Authorized Representative (EC REP) located in the EU who is qualified to handle regulatory issues. Place the EC REP name and address on device label. Obtain a Single Registration Number from the regulators.

6.	For all devices except Class I (self-certified), the QMS and Technical File or Design Dossier must be audited by a Notified Body, a third party accredited by European authorities to audit medical device companies and products.

7.	For all devices except Class I (self-certified), the company will be issued a European CE Marking Certificate for the device and an ISO 13485 certificate for the company’s facility following successful completion of the Notified Body audit. ISO 13485 certification must be renewed every year. CE Marking certificates are typically valid for a maximum of 5 years, but are typically reviewed during the annual surveillance audit.

8.	Prepare a Declaration of Conformity , a legally binding document prepared by the manufacturer stating that the device is in compliance with the applicable European requirements. At this time, the CE Marking may be affixed.

9.	Register the device and its Unique Device Identifier (UDI) in the EUDAMED database. UDI must be on label and associated with the regulatory documents.

10.	For Class I (self-certified), annual NB audits are not required. However, CER, Technical File, and PMS activities must be kept updated. For all other classes, the company will be audited each year by a Notified Body to ensure ongoing compliance with the MDR. Failure to pass the audit will invalidate the CE Marking certificate. The company must perform Clinical Evaluation, PMS, and PMCF.

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

Employees

Microbot’s Chief Executive Officer, President and Chairman, Harel Gadot, along with 2 full-time employees, are based in Microbot’s U.S. office located in Hingham, Massachusetts. Additionally, Microbot currently has 8 full-time employees and 1 part time employee based in its office located in Yokneam, Israel. These employees oversee day-to-day operations of the Company supporting management and leading engineering, manufacturing, intellectual property and administration functions of the Company. As required, Microbot also engages consultants to provide services to the Company, including regulatory, legal and corporate services. Microbot has no unionized employees.

Microbot currently plans to hire an additional 4-6 full-time employees within the next 12 months, including a new Chief Medical Officer expecting to start in the second quarter of 2020, whose principal responsibilities will be the support of its operational, research and development, regulatory and clinical development activities.

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

Microbot has incurred significant operating losses since its inception and expects to incur significant losses for the foreseeable future as Microbot continues its preclinical and clinical development programs for its existing product candidates, primarily the SCS and Liberty devices; its research and development of any other future product candidates; and all other work necessary to obtain regulatory clearances or approvals for its product candidates in the United States and other markets. In the future, Microbot intends to continue conducting micro-robotics research and development; performing necessary animal and clinical testing; working towards medical device regulatory compliance; and, if SCS, Liberty or other future product candidates are approved or cleared for commercial distribution, engaging in appropriate sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in Microbot incurring further significant losses for the foreseeable future.

Microbot is a development-stage medical device company and currently generates no revenue from product sales, and may never be able to commercialize SCS, Liberty, TipCAT or other future product candidates. Microbot does not currently have the required approvals or clearances to market or test in humans SCS, Liberty, TipCAT, or any other future product candidates and Microbot may never receive them. Microbot does not anticipate generating significant revenues until it can successfully develop, commercialize and sell products derived from its product pipeline, of which Microbot can give no assurance. Even if Microbot or any of its future development partners succeed in commercializing any of its product candidates, Microbot may never generate revenues significant enough to achieve profitability.

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

Microbot’s operations to date have been limited to organizing the company, entering into licensing arrangements to initially obtain rights to its technologies, developing and securing its technologies, raising capital, developing regulatory and reimbursement strategies for its product candidates and preparing for pre-clinical and clinical trials of the SCS, Liberty and TipCAT. Microbot has not yet demonstrated its ability to successfully complete development of any product candidate, obtain marketing clearance or approval, manufacture a commercial-scale product or arrange for a third party to do so on its behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about Microbot’s future success or viability may not be as accurate as they could be if Microbot had a longer operating history.

Microbot may need additional funding. If Microbot is unable to raise capital when needed, it could be forced to delay, reduce or eliminate its product development programs or commercialization efforts.

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

Microbot expects the research and development expenses of the Company to increase substantially in future periods as it conducts pre-clinical studies in large animals and potentially clinical trials for its product candidates, and especially if it initiates additional research programs for future product candidates, including Liberty. In addition, if the Company obtains marketing clearance or approval for any of its product candidates, it expects to incur significant commercialization expenses related to product manufacturing, marketing and sales. Microbot may also require additional funds for operations if it loses its current lawsuit with Empery and Hudson Bay, discussed in great detail elsewhere in this Annual Report on Form 10-K. Furthermore, Microbot incurs substantial costs associated with operating as a public company in the United States. Accordingly, the Company may need to obtain substantial additional funding in connection with its continuing operations through its projected profitability, of which it can give no assurance of success. If the Company is unable to raise capital when needed or on attractive terms, it could be forced to delay, reduce or eliminate its research and development programs or any future commercialization efforts.

Although the Company has no current and specific plans to raise additional capital, the Company intends to continue to opportunistically strengthen its balance sheet by raising additional funds through equity offerings or otherwise in order to meet expected future liquidity needs, including the introduction of the SCS device into the hydrocephalus and NPH market, and the introduction of Liberty. The Company’s future capital requirements, generally, will depend on many factors, including:

●	the timing and outcomes of the product candidates’ regulatory reviews, subsequent approvals or clearances, or other regulatory actions;

●	the final outcome of the Company’s existing lawsuit with Empery and Hudson Bay;

●	the costs, design, duration and any potential delays of the clinical trials that could be conducted at the FDA’s request using Microbot’s product candidates;

●	the costs of acquiring, licensing or investing in new and existing businesses, product candidates and technologies;

●	the costs to maintain, expand and defend the scope of Microbot’s intellectual property portfolio;

●	the costs to secure or establish sales, marketing and commercial manufacturing capabilities or arrangements with third parties regarding same;

●	the Company’s need and ability to hire additional management and scientific and medical personnel; and

●	the costs to operate as a public company in the United States.

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

An epidemic of the coronavirus disease is ongoing and may result in significant disruptions to our clinical trials or other business operations, which could have a material adverse effect on our business.

An epidemic of the coronavirus disease is ongoing throughout the world. As the outbreak is still evolving, much of its impact remains unknown. As of this filing, it is impossible to predict the effect and potential spread of the coronavirus disease globally. The coronavirus disease may cause significant delays and disruptions to our clinical trials and our interactions with the FDA. If the patients involved with our clinical trials become infected with the coronavirus disease, we may have more AEs and deaths in our clinical trials as a result. We may also face difficulties enrolling patients in our clinical trials if the patient populations that are eligible for our clinical trials are impacted by the coronavirus disease. Additionally, if our clinical trial patients are unable to travel to our clinical trial sites as a result of quarantines or other restrictions resulting from the coronavirus disease, we may experience higher drop-out rates or delays in our clinical trials, and some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services, which could impact our ability to determine the efficacy or safety of our SCS or Liberty device. Site initiation and patient enrollment may also be delayed due to prioritization of hospital resources toward the COVID-19 outbreak.

Additionally, travel restrictions have been implemented with respect to certain countries in an effort to contain the coronavirus disease, and several countries have expanded screenings of travelers. As travel restrictions are increasingly implemented and extended to other countries, we and our contract research organizations may be unable to visit our clinical trial sites and monitor the data from our clinical trials on timely basis. Our employees may also face travel restrictions, which would impact our business. Furthermore, some of our manufacturers and suppliers are in Europe and may be impacted by port closures and other restrictions resulting from the coronavirus outbreak, which may disrupt our supply chain or limit our ability to obtain sufficient materials for our products.

The ultimate impact of the COVID-19 outbreak or a similar health epidemic is highly uncertain and subject to change, and we cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage, including the suppliers, clinical trial sites, contract research organizations, regulators, including the FDA health care providers and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business and operations could be materially and negatively impacted, which could prevent or delay us from obtaining approval for our SCS and Liberty devices.

Risks Relating to the Development and Commercialization of Microbot’s Product Candidates

Unsuccessful animal studies, clinical trials or procedures relating to product candidates under development could have a material adverse effect on Microbot’s prospects.

The regulatory approval process for new products and new indications for existing products requires extensive data and procedures, including the development of regulatory and quality standards and, potentially, certain clinical studies. Unfavorable or inconsistent data from current or future clinical trials or other studies conducted by Microbot or third parties, or perceptions regarding such data, could adversely affect Microbot’s ability to obtain necessary device clearance or approval and the market’s view of Microbot’s future prospects. Specifically, the interim data of our animal trial with respect to the SCS device suggests that the animal trial results are inconclusive to assess safety. As a result, we have submitted the existing data to the FDA as part of a pre-submission meeting where, after the FDA’s review, we hope to apply for a limited clinical investigation of the device known as an Early Feasibility Study (EFS). We can give no assurance that the FDA will agree that an EFS is warranted, in which case we will have to re-commence animal trials or otherwise re-evaluate our the FDA approval process, which could delay and hinder our ability to commercialize the SCS device.

Failure to successfully complete these studies, or any similar studies with respect to any of our other product candidates, in a timely and cost-effective manner could have a material adverse effect on Microbot’s prospects with respect to the SCS device or such other product candidates. Because animal trials, clinical trials and other types of scientific studies are inherently uncertain, there can be no assurance that these trials or studies will be completed in a timely or cost-effective manner or result in a commercially viable product. Clinical trials or studies may experience significant setbacks even if earlier preclinical or animal studies have shown promising results. Furthermore, preliminary results from clinical trials may be contradicted by subsequent clinical analysis. Results from clinical trials may also not be supported by actual long-term studies or clinical experience. If preliminary clinical results are later contradicted, or if initial results cannot be supported by actual long-term studies or clinical experience, Microbot’s business could be adversely affected. Clinical trials also may be suspended or terminated by us, the FDA or other regulatory authorities at any time if it is believed that the trial participants face unacceptable health risks. The FDA may disagree with our interpretation of the data from our clinical trials, or may find the clinical trial design, conduct or results inadequate to demonstrate safety and effectiveness of the product candidate. The FDA may also require additional pre-clinical studies or clinical trials which could further delay approval of our product candidates.

Microbot’s business depends heavily on the success of its lead product candidates, the SCS and Liberty. If Microbot is unable to commercialize the SCS or Liberty, or experiences significant delays in doing so, Microbot’s business will be materially harmed.

As stated above, the interim data of the animal trial with respect to the SCS device indicates that the animal trial results are inconclusive to assess safety. We have submitted the existing data to the FDA as part of a pre-submission meeting where, after the FDA’s review, we hope to apply for an EFS. However, we can give no assurance that the FDA will agree that an EFS is warranted, in which case we will have to re-commence animal trials or otherwise re-evaluate the FDA approval process, which could delay, hinder or even cause a halt to our ability to commercialize the SCS device.

Generally, after all necessary clinical and performance data supporting the safety and effectiveness of the SCS or Liberty devices, or any other product candidate, are collected, Microbot must still obtain FDA clearance or approval to market the device and those regulatory processes can take several months to several years to be completed. Therefore, Microbot’s ability to generate product revenues will not occur for at least the next few years, if at all, and will depend heavily on the successful commercialization of SCS device and/or the Liberty device, or any of our other product candidates from time to time. The success of commercializing any of our product candidates, include the SCS and Liberty devices, will depend on a number of factors, including the following:

●	our ability to obtain additional capital;

●	With respect to the SCS device, approval of the FDA to participate in an EFS program and/or successful completion of animal studies and, if necessary, additional human clinical trials (beyond the EFS trials) and the collection of sufficient data to demonstrate that the device is safe and effective for its intended use;

●	With respect to all of our product candidates, successful completion of animal studies and, if necessary, human clinical trials and the collection of sufficient data to demonstrate that the device is safe and effective for its intended use;

●	receipt of marketing approvals or clearances from the FDA and other applicable regulatory authorities;

●	establishing commercial manufacturing arrangements with one or more third parties;

●	obtaining and maintaining patent and trade secret protections;

●	protecting Microbot’s rights in its intellectual property portfolio;

●	establishing sales, marketing and distribution capabilities;

●	generating commercial sales, if and when approved, whether alone or in collaboration with other entities;

●	acceptance of our product candidates, if and when commercially launched, by the medical community, patients and third-party payors;

●	effectively competing with existing and competitive products on the market and any new competing products that may enter the market; and

●	maintaining quality and an acceptable safety profile of our products following clearance or approval.

If Microbot does not achieve one or more of these factors in a timely manner or at all, it could experience significant delays or an inability to successfully commercialize the SCS, Liberty or any other product candidate, which would materially harm its business.

Microbot’s ability to expand its technology platforms for other uses, including endovascular neurosurgery other than for the treatment of hydrocephalus, may be limited.

After spending time working with experts in the field, Microbot has decided to no longer pursue the use of TipCAT in colonoscopy and has instead committed to focus on expanding all of its technology platforms for use in segments of the endovascular neurosurgery market, including traumatic brain injury, to capitalize on its existing competencies in hydrocephalus and the market’s needs. Microbot’s ability to expand its technology platforms for use in the endovascular neurosurgery market will be limited by its ability to develop and/or refine the necessary technology, obtain the necessary regulatory approvals for their use on humans, and the marketing of its products and otherwise obtaining market acceptance of its product in the United States and in other countries.

Microbot operates in a competitive industry and if its competitors have products that are marketed more effectively or develop products, treatments or procedures that are similar, more advanced, safer or more effective, its commercial opportunities will be reduced or eliminated, which would materially harm its business.

Our competitors may develop products, treatments or procedures that directly compete with our products and potential products and which are similar, more advanced, safer or more effective than ours. The medical device industry is very competitive and subject to significant technological and practice changes. Microbot expects to face competition from many different sources with respect to the SCS, Liberty and other products that it is seeking to develop or commercialize with respect to its other product candidates in the future.

Competing against large established competitors with significant resources may make establishing a market for any products that it develops difficult which would have a material adverse effect on Microbot’s business. Microbot’s commercial opportunities could also be reduced or eliminated if its competitors develop and commercialize products, treatments or procedures quicker, that are safer, more effective, are more convenient or are less expensive than the SCS, Liberty or any product that Microbot may develop. Many of Microbot’s potential competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than Microbot may have. Mergers and acquisitions in the medical device industry market may result in even more resources being concentrated among a smaller number of Microbot’s potential competitors.

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

Although Microbot has identified a predicate device for its lead product candidate, the SCS, which it intended to use in its 510(k) application, it may determine that a 510(k) de novo application is more appropriate for the SCS. If the Company determines to proceed with the 510(k) application and the FDA agrees with the Company’s determination, the SCS will be classified by the FDA as Class II and eligible for marketing pursuant to FDA clearance through the 510(k) application. However, in light of recent initiatives by the FDA relating to safety, efficacy and the inconclusive results of the animal and laboratory trial, there is no guarantee that the FDA will agree with the Company’s determination or that the FDA would accept the predicate device that Microbot intends to submit in its 510(k). The FDA also may request additional data in response to a 510(k), or require Microbot to conduct further testing or compile more data in support of its 510(k). Such additional data could include clinical data that must be derived from human clinical studies that are designed appropriately to address the potential questions from the FDA regarding a proposed product’s safety or effectiveness. It is unclear at this time whether and how various activities recently initiated or announced by the FDA to modernize the U.S. medical device regulatory system could affect the marketing pathway or timeline for our product candidate, given the timing and the undeveloped nature of some of the FDA’s new medical device safety and innovation initiatives. One of the recent initiatives was announced in April 2018, when the FDA Commissioner issued a statement with the release of a Medical Device Safety Action Plan. Among other key areas of the Medical Device Safety Action Plan, the Commissioner stated that the FDA is “exploring what further actions we can take to spur innovation towards technologies that can make devices and their use safer. For instance, our Breakthrough Device Program that helps address unmet medical needs can be used to facilitate patient access to innovative new devices that have important improvements to patient safety. We’re considering developing a similar program to support the development of safer devices that do not otherwise meet the Breakthrough Program criteria, but are clearly intended to be safer than currently available technologies.” This type of program may negatively affect our existing development plan for the SCS or any other product candidate or it may benefit Microbot, but at this time those potential impacts from recent FDA medical device initiatives are unknown and uncertain. Similarly, the FDA Commissioner announced various agency goals under a Medical Innovation Access Plan in 2017.

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

Thus, the addition of one or more mandatory clinical trials to the development timeline for the SCS, Liberty or any other product candidate would significantly increase the costs associated with developing and commercializing the product and delay the timing of U.S. regulatory authorization. The current uncertainty regarding near-term medical device regulatory changes by the FDA could further affect our development plans for the SCS, Liberty or any other product candidate, depending on their nature, scope and applicability. Microbot and its business, financial condition and operating results could be materially and adversely affected as a result of any such costs, delays or uncertainty.

The FDA may disagree with Microbot’s determination that the SCS is a Class II device or that the chosen predicate device (or any predicate device) is appropriate for a substantial equivalence comparison to the SCS.

Although the Company intended to submit a 501(k) application for the SCS, the Company is now considering that the FDA may determine that the SCS is a Class III device because there is no appropriate predicate device for substantial equivalence comparison, which would require Microbot to submit a De Novo classification request or an application for premarket approval (“PMA”). Both De Novo requests and PMA applications require applicants to prepare information and data about device safety and efficacy in addition to the 510(k) requirements, including a benefit-risk analysis, a discussion of proposed general and special controls to eliminate or mitigate device risks, and additional testing data. PMA applications almost always require data from human clinical studies, and while De Novo requests do not require human clinical study data, in most cases, such data is necessary to demonstrate that the FDA can appropriately classify the device as Class II.

Any type of clinical study performed in humans (including the EFS) will require the investment of substantial expense, professional resources and time. In order to conduct a clinical investigation involving human subjects for the purpose of demonstrating the safety and effectiveness of a medical device, a company must, among other things, apply for and obtain Institutional Review Board, or IRB, approval of the proposed investigation. In addition, if the clinical study involves a “significant risk” (as defined by the FDA) to human health, the sponsor of the investigation must also submit and obtain FDA approval of an Investigational Device Exemption, or IDE, application. Microbot may not be able to obtain FDA and/or IRB approval to undertake clinical trials in the United States for any new devices Microbot intends to market in the United States in the future. Moreover, the timing of the commencement, continuation and completion of any future clinical trial may be subject to significant delays attributable to various causes, including scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria, failure of patients to complete the clinical trial, delay in or failure to obtain IRB approval to conduct a clinical trial at a prospective site, and shortages of supply in the investigational device. Thus, the addition of one or more mandatory clinical trials to the development timeline for the SCS would significantly increase the costs associated with developing and commercializing the product and delay the timing of U.S. regulatory authorization.

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

Microbot’s CardioSert technology is subject to a buy-back clause which, if triggered, could cause us to lose rights to the technology and delay or curtail the development of our products.

Pursuant to the Agreement we entered into in January 2018 to acquire the CardioSert technology, we are required to meet certain commercialization deadlines or CardioSert may terminate the agreement and buy back the technology for $1.00, subject to certain limited exceptions. The first such commercialization deadline is January 4, 2021, and the next is in 2022. At this time, we have not met any of the commercialization deadlines, and we can give no assurance that we will do so.

Failure to meet the applicable commercialization deadlines and any resulting sale back of the technology to CardioSert could materially adversely affect our ability to develop and commercialize, or materially delay the development and commercialization of, our planned Liberty device.

Microbot has no prior experience in conducting clinical trials and will depend upon the ability of third parties, including contract research organizations, collaborative academic groups, future clinical trial sites and investigators, to conduct or to assist the Company in conducting clinical trials for its product candidates, if such trials become necessary.

As a development-stage, pre-clinical company, Microbot has no prior experience in designing, initiating, conducting and monitoring human clinical trials. Microbot will depend upon its ability and/or the ability of future collaborators, contract research organizations, clinical trial sites and investigators to successfully design, initiate, conduct and monitor such clinical trials.

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

If the commercial opportunity for SCS, Liberty and any other commercial products that may be developed by Microbot is smaller than Microbot anticipates, Microbot’s future revenue from SCS, Liberty and such other products will be adversely affected and Microbot’s business will suffer.

If the size of the commercial opportunities in any of Microbot’s target markets is smaller than it anticipates, Microbot may not be able to achieve profitability and growth. For instance, Microbot is developing SCS as a device for the treatment of hydrocephalus and NPH. It is difficult to predict the penetration, future growth rate or size of the market for Microbot’s product candidate.

The commercial success of the SCS, Liberty or any other product candidates will require broad acceptance of the devices by the doctors and other medical professionals who specialize in the procedures targeted by each device, a limited number of whom may be able to influence device selection and purchasing decisions. If Microbot’s technologies are not broadly accepted and perceived as having significant advantages over existing medical devices, then it will not meet its business objectives. Such perceptions are likely to be based on a determination by medical facilities and physicians that Microbot’s product candidates are safe and effective, are cost-effective in comparison to existing devices, and represent acceptable methods of treatment. Microbot cannot assure that it will be able to establish the relationships and arrangements with medical facilities and physicians necessary to support the market uptake of its product candidates. In addition, its competitors may develop new technologies for the same markets Microbot is targeting that are more attractive to medical facilities and physicians. If doctors and other medical professionals do not consider Microbot product candidates to be suitable for application in the procedures we are targeting and an improvement over the use of existing or competing products, Microbot’s business goals will not be realized.

Customers will be unlikely to buy the SCS, Liberty or any other product candidates unless Microbot can demonstrate that they can be produced for sale to consumers at attractive prices.

To date, Microbot has focused primarily on research and development of the first generation versions of the SCS, as well as initial development of the Liberty device. Consequently, Microbot has no experience in manufacturing its product candidates, and intends to manufacture its product candidates through third-party manufacturers. Microbot can offer no assurance that either it or its manufacturing partners will develop efficient, automated, low-cost manufacturing capabilities and processes to meet the quality, price, engineering, design and production standards or production volumes required to successfully mass produce its commercial products. Even if its manufacturing partners are successful in developing such manufacturing capability and quality processes, including the assurance of GMP-compliant device manufacturing, there can be no assurance that Microbot can timely meet its product commercialization schedule or the production and delivery requirements of potential customers. A failure to develop such manufacturing processes and capabilities could have a material adverse effect on Microbot’s business and financial results.

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

Microbot will rely on third party design houses for the redesign of the CardioSert guidewire to other specific indications.

Since the CardioSert Guidewire was originally designed for treating chronic total occlusions, the design will need to be modified to treat other indications. As we do not specialize in the design of guidewires and microcatheters, we will rely on third party design houses that specialize in this type of design. Such designs may require several design and regulatory iterations prolonging the product release and certification, which could delay the commercialization of our planned Liberty device.

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

Additionally, the existing design of the CardioSert device was produced in very low quantities by the seller of the technology. Accordingly, the scaling-up to high volume production may require significant changes to the existing design and production methods. These changes may have significant negative implications in price and time to market of the CardioSert system.

If Microbot’s product candidates are not considered to be a safe and effective alternative to existing technologies, Microbot will not be commercially successful.

The SCS, Liberty and TipCAT rely on new technologies, and Microbot’s success will depend on acceptance of these technologies by the medical community as safe, clinically effective, cost effective and a preferred device as compared to products of its competitors. Microbot does not have long-term data regarding efficacy, safety and clinical outcomes associated with the use of SCS, Liberty or TipCAT. Any data that is generated in the future may not be positive or may not support the product candidates’ regulatory dossiers, which would negatively affect market acceptance and the rate at which its product candidates are adopted. Equally important will be physicians’ perceptions of the safety of Microbot’s product candidates because Microbot’s technologies are relatively new. If, over the long term, Microbot’s product candidates do not meet surgeons’ expectations as to safety, efficacy and ease of use, they may not become widely adopted.

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

Microbot’s business plan includes the marketing and sale of its proposed product candidates internationally, and specifically in Europe and Israel. Accordingly, Microbot’s results could be materially and adversely affected by a variety of factors relating to international business operations that it may or may not be able to control, including:

●	adverse macroeconomic conditions affecting geographies where Microbot intends to do business;

●	closing of international borders, including as a result of biohazards or pandemics;

●	foreign currency exchange rates;

●	political or social unrest or economic instability in a specific country or region;

●	higher costs of doing business in certain foreign countries;

●	infringement claims on foreign patents, copyrights or trademark rights;

●	difficulties in staffing and managing operations across disparate geographic areas;

●	difficulties associated with enforcing agreements and intellectual property rights through foreign legal systems;

●	trade protection measures and other regulatory requirements, which affect Microbot’s ability to import or export its product candidates from or to various countries;

●	adverse tax consequences;

●	unexpected changes in legal and regulatory requirements;

●	military conflict, terrorist activities, natural disasters and medical epidemics; and

●	Microbot’s ability to recruit and retain channel partners in foreign jurisdictions.

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

Risks Relating to Microbot’s Intellectual Property

Microbot’s right to develop and commercialize the SCS and TipCAT product candidates are subject to the terms and condition of a license granted to Microbot by Technion Research and Development Foundation Ltd. and termination of the license with respect to one or both of the technology platforms underlying the product candidates would result in Microbot ceasing its development efforts for the applicable product candidate(s).

Microbot entered into a license agreement with Technion Research and Development Foundation Ltd., or TRDF, in 2012 pursuant to which Microbot obtained an exclusive, worldwide, royalty-bearing, sub-licensable license to certain patents and inventions relating to the SCS and TipCAT technology platforms. Pursuant to the terms of the license agreement, in order to maintain the license with respect to each platform, Microbot must use commercially reasonable efforts to develop products covered by the license, including meeting certain agreed upon development milestones. TRDF has the option to terminate a license granted with respect a particular technology in the event Microbot fails to meet a development milestone associated with such technology. Therefore, the failure to meet development milestones may lead to a complete termination of the applicable license agreement and result in Microbot ceasing its development efforts for the applicable product candidate. The milestones for both SCS and TipCAT include commencing first in human clinical trials by December 2021. Failure to meet any development milestone will give TRDF the right to terminate the license with respect to the technology underlying the missed milestone. TRDF has previously demonstrated flexibility with respect to amending the terms of the license to extend the milestone dates, although we can give no assurance at this time that TRDF will continue to be so flexible with respect to amending the terms of the license.

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

Additionally, if there is any future dispute between Microbot and TRDF regarding the respective parties’ rights under the license agreement, Microbot’s ability to develop and commercialize the SCS and TipCAT may be materially harmed.

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

Microbot’s research and development efforts from inception until now have been financed in part through such Israeli Innovation Authority royalty bearing grants in an aggregate amount of approximately $1,500,000 through December 31, 2019. With respect to such grants Microbot is committed to pay royalties at a rate of between 3% to 3.5% on sales proceeds up to the total amount of grants received, linked to the dollar, plus interest at an annual rate of USD LIBOR. In addition, as a recipient of Israeli Innovation Authority grants, Microbot must comply with the requirements of the Israeli Encouragement of Industrial Research and Development Law, 1984, or the R&D Law, and related regulations. Under the terms of the grants and the R&D Law, Microbot is restricted from transferring any technologies, know-how, manufacturing or manufacturing rights developed using Israeli Innovation Authority grants outside of Israel without the prior approval of Israeli Innovation Authority. Therefore, if aspects of its technologies are deemed to have been developed with Israeli Innovation Authority funding, the discretionary approval of an Israeli Innovation Authority committee would be required for any transfer to third parties outside of Israel of the technologies, know-how, manufacturing or manufacturing rights related to such aspects. Furthermore, the Israeli Innovation Authority may impose certain conditions on any arrangement under which it permits Microbot to transfer technology or development outside of Israel or may not grant such approvals at all.

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

Provisions in the Company’s certificate of incorporation and bylaws may delay or prevent an acquisition or a change in management. These provisions include a classified board of directors. In addition, because the Company is incorporated in Delaware, it is governed by the provisions of Section 203 of the DGCL, which prohibits stockholders owning in excess of 15% of outstanding voting stock from merging or combining with the Company. Although the Company believes these provisions collectively will provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with the Company’s board of directors, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by the Company’s stockholders to replace or remove then current management by making it more difficult for stockholders to replace members of the board of directors, which is responsible for appointing members of management.

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

We are subject to litigation, which may divert management’s attention and have a material adverse effect on our business, financial condition and results of operations.

We recently lost our appeal of an adverse judgment in the lawsuit captioned Sabby Healthcare Master Fund Ltd. and Sabby Volatility Warrant Master Fund Ltd., Plaintiffs, against Microbot Medical Inc., Defendant, in the Supreme Court of the State of New York, County of New York (Index No. 654581/2017). As a result, the Securities Purchase Agreement (the “SPA”) related to our June 8, 2017 equity financing (the “Financing”) was rescinded as it related to the Sabby plaintiffs, and we paid approximately $3.7 million and the Sabby Plaintiffs returned 83,333 (post-stock split) shares of common stock they purchased from us pursuant to the SPA. Soon after, we were named as the defendant in a lawsuit captioned Empery Asset Master Ltd., Empery Tax Efficient, LP, Empery Tax Efficient II, LP, Hudson Bay Master Fund Ltd., Plaintiffs, against Microbot Medical Inc., Defendant, in the Supreme Court of the State of New York, County of New York (the “Court”) (Index No. 651182/2020). The complaint alleged, among other things, that we breached multiple representations and warranties contained in the SPA, of which the Plaintiffs participated. The complaint sought rescission of the SPA and return of the Plaintiffs’ $6.75 million purchase price with respect to the Financing. We filed a Motion to Dismiss on March 16, 2020, which Motion is pending before the Court.

As a result of the adverse outcome with respect to the Sabby litigation, management is unable to assess the likelihood that we would be successful in the Motion to Dismiss, or of any trial if we lose the Motion. Accordingly, no assurance can be given that if we lose the Motion and we go to trial and ultimately lose, or if we decide to settle at any time, such an adverse outcome would not be material to our consolidated financial position. Additionally, in any such case, we will likely be required to use the proceeds from recent offerings or available cash towards the rescission or settlement, that we otherwise would have used to build our business and develop our technologies into commercial products. In such event, we would be required to raise additional capital sooner than we otherwise would, of which we can give no assurance of success, or delay, curtail or cease the commercialization of some or all of our product candidates.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Description of Property.

Microbot’s principal executive office is located at 25 Recreation Drive, Unit 108, Hingham, MA 02043. Microbot also occupies facilities in premises of approximately 6,975 square feet at 6 Hayozma St., Yokneam, P.O.B. 242, Israel. This facility is expected to provide the space and infrastructure necessary to accommodate its development work based on its current operating plan. Microbot does not own any real property.

Item 3. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business.

Litigation Resulting from 2017 Financing

We recently lost our appeal of an adverse judgment in the lawsuit captioned Sabby Healthcare Master Fund Ltd. and Sabby Volatility Warrant Master Fund Ltd., Plaintiffs, against Microbot Medical Inc., Defendant, in the Supreme Court of the State of New York, County of New York (Index No. 654581/2017). As a result, the Securities Purchase Agreement (the “SPA”) related to our June 8, 2017 equity financing (the “Financing”) was rescinded as it related to Sabby Healthcare Master Fund Ltd. and Sabby Volatility Warrant Master Fund Ltd. (“Sabby”), and we paid approximately $3.7 million to Sabby in return for the 83,333 (post-stock split) shares of common stock Sabby purchased from us pursuant to the SPA. Soon after, we were named as the defendant in a lawsuit captioned Empery Asset Master Ltd., Empery Tax Efficient, LP, Empery Tax Efficient II, LP, Hudson Bay Master Fund Ltd., Plaintiffs, against Microbot Medical Inc., Defendant, in the Supreme Court of the State of New York, County of New York (the “Court”) (Index No. 651182/2020). The complaint alleges, among other things, that we breached multiple representations and warranties contained in the SPA, of which the Plaintiffs participated, and fraudulently induced Plaintiffs into signing the SPA. The complaint seeks rescission of the SPA and return of the Plaintiffs’ $6.75 million purchase price with respect to the Financing. We filed a Motion to Dismiss on March 16, 2020, which Motion is pending before the Court. As a result of the adverse outcome with respect to the Sabby litigation, management is unable to assess the likelihood that we will succeed on our Motion to Dismiss, or at trial if we lose the Motion.

Alliance Litigation

On April 28, 2019, we brought an action against Alliance Investment Management, Ltd. (“Alliance”) in the Southern District of New York under Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. 78p(b), to compel Alliance to disgorge short swing profits realized from purchases and sales of our securities within a period of less than six months, executed while Alliance reported beneficial ownership of more than 10% of our outstanding common stock and statutory “insider” status for purposes of the statute. The case is Microbot Medical Inc. v. Alliance Investment Management, Ltd., No. 19-cv-3782-GBD (SDNY). The amount of profits we are seeking to divest is estimated to be approximately $480,000.

On August 21, 2019, Alliance filed an answer to our action, claiming that an unnamed Alliance client was the “beneficial owner” of the shares reportedly held and traded by Alliance. On October 18, 21, and 28, 2019, Joseph Mona (“Mona”) filed Section 16(a) and Schedule 13G reports, which are substantially similar to the reports previously filed by Alliance. On October 28, 2019, Alliance filed a motion for summary judgment requesting that the Court dismiss the claims against Alliance in view of Mona’s SEC filings, which Alliance asserted revealed Mona as the client referenced in Alliance’s answer.

On November 7, 2019, U.S. Magistrate Judge Robert W. Lehrburger ordered Alliance to produce relevant trading records, to enable us to determine whether to proceed against Alliance and/or Joseph Mona. Following Alliance’s production of Mona’s Microbot trading records, we filed a Second Amended Complaint on November 18, 2019, seeking to compel Alliance and/or Mona to disgorge profits realized from the trades they each separately reported. We continued to oppose Alliance’s Motion for Summary Judgment given Alliance’s refusal to confirm that the trades reported by Alliance referred exclusively to the trades executed in Mona’s account—and did not refer to duplicative trading executed by Alliance. Alliance’s Motion for Summary Judgment is pending.

On February 4, 2020, Mona answered the 16(b) claim we asserted against him by claiming various equitable defenses, and filed a counterclaim against Microbot under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Mona admits to engaging in the reported short swing trading of Microbot stock while a 10% beneficial owner and statutory 16(b) insider of Microbot, but alleges that he was induced to buy the Microbot stock by various company misrepresentations. Mona claims a net loss on trading Microbot stock of $150,954.

On March 6, 2020 we filed a motion for judgment on our 16(b) claim against Mona, together with a motion to dismiss Mona’s 10(b) counterclaim. Mona’s response to these motions is due on April 17, 2020. All parties are currently scheduled to appear in Court on May 26, 2020.

We believe Mona’s counterclaim is without merit, and to intend to vigorously defend against Mona’s allegations. However, given that litigation is ongoing, management is unable to predict the outcome of the case, or the amount of damages, if any, that may be awarded on either our 16(b) claim, or on Mona’s 10(b) counterclaim.

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

As of April 9, 2020, there were approximately 150 holders of record of our common stock, and the closing sales price of our common stock as reported on the NASDAQ Capital Market was $5.69.

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

Equity Compensation Plan Information Table

The following table provides information about shares of our common stock that may be issued upon the exercise of options under all of our existing compensation plans as of December 31, 2019.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Plan Category
Equity compensation plans approved by security holders 2017 Equity Incentive Plan	230,972	$13.4	252,357

Equity compensation plans not approved by security holders:
Microbot Israel Employee Stock Option Plan(1)	62,542	$0.0	-
Stock Options (2)	77,846	$4.2	-
Total	371,360		252,357

(1)	Such options were originally issued by Microbot Israel under its Employee Stock Option Plan, and represented the right to purchase an aggregate of 500,000 of Microbot Israel’s ordinary shares. As of the effective time of the Merger, such options were retroactively adjusted to reflect the Merger and now represent the right to purchase shares of our common stock.

(2)	Such options were originally issued by Microbot Israel to MEDX Ventures Group LLC, of which Mr. Gadot is the Chief Executive Officer, Company Group Chairman and majority equity owner, and represented the right to purchase an aggregate of 403,592 of Microbot Israel’s ordinary shares. As of the effective time of the Merger, such options were retroactively adjusted to reflect the Merger and now represent the right to purchase shares of our common stock.

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

Overview

Microbot is a pre-clinical medical device company specializing in the research, design and development of next generation robotic endoluminal surgery devices targeting the minimally invasive surgery space. Microbot is primarily focused on leveraging its micro-robotic technologies with the goal of redefining surgical robotics while improving surgical outcomes for patients.

Microbot’s current technological platforms, ViRobTM, TipCATTM and Liberty™ (including certain CardioSert assets), are comprised of proprietary innovative technologies. Using the ViRob platform, Microbot is currently developing the Self Cleaning Shunt for the treatment of hydrocephalus and Normal Pressure Hydrocephalus, or NPH. Utilizing the Liberty and CardioSert platforms, Microbot is developing the first ever fully disposable robot for various endovascular interventional procedures. In addition, the Company is focused on the development of a Multi Generation Pipeline Portfolio utilizing all of its proprietary technologies.

Microbot has a patent portfolio of 37 issued/allowed patents and 15 patent applications pending worldwide.

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

Liberty

On January 13, 2020, Microbot unveiled the world’s first fully disposable robotic system for use in Endovascular Interventional procedures, such as cardiovascular, peripheral and neurovascular. The Liberty robotic system features a unique compact design with the capability to be operated remotely, reduce radiation exposure and physical strain to the physician, as well as the potential to eliminate the use of multiple consumables through its “One & Done” capabilities, based in part on the CardioSert platform.

Liberty is designed to maneuver guidewire, microcatheters and over-the-wire devices within the body’s vasculature. It eliminates the need for capital equipment with dedicated Cath-lab rooms as well as dedicated staff. In addition, it is preloaded with the “One & Done” tool that combines guidewire and microcatheter into a single device. With control over tip curvature and stiffness for maneuverability and access – and without the need for constant tool exchanges – the “One & Done” device is being designed to drastically reduce procedure time and costs while enhancing the operator experience.

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

Results of Operations

Comparison of Years Ended December 31, 2019 and 2018

The following table sets forth the key components of Microbot’s results of operations for the years ended December 31, 2019 and 2018 (in thousands):

	Years Ended December 31,
	2019	2018	Increase/(Decrease)
Research and development expenses	$3,048	$2,515	$533
General and administrative expenses	4,192	4,729	(537)
Financing (income) expenses, net	103	16	87
Capital (Gain) Loss	(96)	-	(96)

Research and Development Expenses. Microbot’s research and development expenses were approximately $3,048,000 for the year ended December 31, 2019, compared to approximately $2,515,000 for the same period in 2018. The increase in research and development expenses of approximately $533,000 in 2019 was primarily due to an increase in materials and professional services. Microbot expects its research and development expenses to continue to increase over time as Microbot advances its development programs and begins pre-clinical and clinical trials for the SCS, Liberty and TipCAT.

General and Administrative Expenses. General and administrative expenses were approximately $4,192,000 for the year ended December 31, 2019, compared to approximately $4,729,000 for the same period in 2018. The decrease in general and administrative expenses of approximately $537,000 in 2019 was primarily due to share-based compensation and public relations. Microbot believes its general and administrative expenses may increase over time as it advances its programs, increases its headcount and operating activities and incurs expenses associated with being a public company.

Financing Expenses. Financing income was approximately $103,000 for the year ended December 31, 2019, compared to expenses of approximately $16,000 for the same period in 2018. The increase in financial expenses was primarily due to interest paid for escrow account and offset by interest received from marketable security.

Capital (Gain) Loss. Capital gain was approximately $96,000 for the year ended December 31, 2019, compared of approximately $0 for the same period in 2018. The increase in capital gain was primarily due to amount received from sales of property and equipment as part of moving to new offices in Yokneam, Israel.

Liquidity and Capital Resources

Microbot has incurred losses since inception and negative cash flows from operating activities for the years ended December 31, 2019 and 2018. As of December 31, 2019, Microbot had a net working capital of approximately $31,110,000, consisting primarily of cash and cash equivalents. Microbot anticipates that it will continue to incur net losses for the foreseeable future as it continues research and development efforts of its product candidates, hires additional staff, including clinical, scientific, operational, financial and management personnel, and incurs additional costs associated with being a public company.

Microbot has funded its operations through the issuance of capital stock, grants from the Israeli Innovation Authority, and convertible debt. Since inception (November 2010) through December 31, 2019, Microbot has raised net cash proceeds of approximately $54,770,000, and incurred a total cumulative loss of approximately $35,111,000. Microbot recently returned $3,375,000 (before interest) of such proceeds as a result of an adverse outcome in a litigation that concluded in the first quarter of 2020, and is now subject to an additional lawsuit seeking the return of an additional $6,750,000 of such proceeds.

Microbot Israel obtained from the Israeli Innovation Authority (“IIA”) grants for participation in research and development for the years 2013 through December 31, 2019 in the total amount of approximately $1,500,000 and, in return, Microbot Israel is obligated to pay royalties amounting to 3%-3.5% of its future sales up to the amount of the grant. The grant is linked to the exchange rate of the dollar to the New Israeli Shekel and bears interest at an annual rate of USD LIBOR. Under the terms of the grant and applicable law, Microbot is restricted from transferring any technologies, know-how, manufacturing or manufacturing rights developed using the grant outside of Israel without the prior approval of the Israel Innovation Authority. Microbot has no obligation to repay the grant, if the SCS project fails, is unsuccessful or aborted before any sales are generated. The financial risk is assumed completely by the IIA.

Microbot believes that its net cash will be sufficient to fund its operations for at least 24 months and fund operations necessary to continue development activities of the SCS, Liberty and TipCAT. However, in the event we are unsuccessful in our current litigation with Empery and Hudson Bay, pursuant to which they are seeking the return of $6,750,000 in proceeds we received from them in a 2017 stock offering, we may have funds for less than 24 months.

Microbot plans to continue to fund its research and development and other operating expenses, other development activities relating to additional product candidates, and the associated losses from operations, through its existing cash and possibly additional grants from the Israeli Innovation Authority. Microbot may also raise capital through future issuances of debt and/or equity securities. These issuances may be opportunistic and even if the company has enough funds at such time for operations for more than 12-24 months. The capital raises from issuances of convertible debt and equity securities could result in additional dilution to Microbot’s shareholders. In addition, to the extent Microbot determines to incur additional indebtedness, Microbot’s incurrence of additional debt could result in debt service obligations and operating and financing covenants that would restrict its operations. Microbot can provide no assurance that financing will be available in the amounts it needs or on terms acceptable to it, if at all. If Microbot is not able to secure adequate additional working capital when it becomes needed, it may be required to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned research programs. Any of these actions could materially harm Microbot’s business.

Cash Flows

The following table provides a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Years ended December 31,
	2019	2018
Net cash used in operating activities	$(6,451)	$(5,310)
Net cash used in investing activities	(2,453)	(223)
Net cash from financing activities	36,770	(18)
Net increase (decrease) in cash and cash equivalents	$27,866	$(5,551)

Comparison of the Years Ended December 31, 2019 and 2018

Cash used in operating activities for the year ended December 31, 2019 was approximately $6,451,000, calculated by adjusting net loss from operations by approximately $796,000 to eliminate non-cash and expense items not involving cash flows such as depreciation and accumulated interest on convertible loans, as well as other changes in current assets and liabilities resulting in non-cash adjustments in the income statement. Cash used in operating activities for the year ended December 31, 2018 was approximately $5,310,000, similarly adjusted by approximately $1,950,000.

Net cash used by investing activities of approximately $2,453,000 for the year ended December 31, 2019 preliminary consisted of purchase of marketable security compared to approximately $223,000 in the year ended December 31, 2018.

Net cash from financing activities of approximately $36,770,000 for the year ended December 31, 2019 consisted of issuance of common stock and warrants compared to approximately $18,000 in the year ended December 31, 2018.

Off Balance Sheet Arrangements

Microbot has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Microbot’s cash and cash equivalents as of December 31, 2019 consisted of readily available checking and money market funds. Microbot’s primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in Microbot’s portfolio, a sudden change in market interest rates would not be expected to have a material impact on Microbot’s financial condition and/or results of operations. Microbot does not believe that its cash or cash equivalents have significant risk of default or illiquidity. While Microbot believes its cash and cash equivalents do not contain excessive risk, Microbot cannot provide absolute assurance that in the future its investments will not be subject to adverse changes in market value. In addition, Microbot maintains significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2018. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the management of the Company, have determined that as of December 31, 2019, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. The Company was required to amend a Form 8-K in March 2020 after it discovered an inconsistency between the disclosure therein and a press release incorporated by reference therein. The Company has implemented additional procedures to confirm such an event does not reoccur.

Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a – 15(f) of the Exchange Act). There are inherent limitations to the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. We have assessed the effectiveness of our internal controls over financial reporting (as defined in Rule 13a -15(f) of the Exchange Act) as of December 31, 2019, and have concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The information required by this item will be included in our definitive Proxy Statement to be filed with the SEC in connection with our 2020 annual meeting of shareholders (the “Proxy Statement”) under the headings “Corporate Governance,” “Executive Officers,” “Board of Directors” and “Security Ownership Of Certain Beneficial Owners And Management,” and is incorporated herein by reference.

We have adopted a Code of Ethics and Conduct that applies to all of our directors, officers, employees, and consultants. A copy of our code of ethics is posted on our website at www.microbotmedical.com. We intend to disclose any substantive amendment or waivers to this code on our website. There were no substantive amendments or waivers to this code in 2019.

Item 11. Executive Compensation.

The information required by this item will be included in the Proxy Statement under the headings “Director Compensation” and “Executive Compensation,” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in the Proxy Statement under the heading “Security Ownership Of Certain Beneficial Owners And Management,” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in the Proxy Statement under the headings “Certain Relationships and Related Transactions” and “Corporate Governance,” and is incorporated herein by reference.

Director Independence

NASDAQ’s listing standards and the Company’s Corporate Governance Guidelines require that the Company’s Board of Directors consist of a majority of independent directors, as determined under the applicable NASDAQ listing rules.

The independent members of our Board are Messrs. Waizer, Bornstein, Burell, Madden and Laxminarain, and Ms. Aileen Stockburger.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be included in the Proxy Statement under the heading “Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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

(3) Exhibits:

The documents set forth below are filed herewith or incorporated by reference to the location indicated.

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger and Reorganization, dated as of August 15, 2016, by and among StemCells, Inc., C&RD Israel Ltd. and Microbot Medical Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 15, 2016).
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and filed on March 15, 2007).
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 29, 2016).
3.3	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 4, 2018).

3.4	Amended and Restated By-Laws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 3, 2016).
3.5	Certificate of Elimination (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 12, 2018).
3.6	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 11, 2019).
4.1	Form of Series A Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 16, 2016).
4.2	Form of Series B Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 16, 2016).
4.3	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 16, 2019)
4.4	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 17, 2019).
4.5	Form of Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 25, 2019).
4.6	Form of Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 27, 2019).
4.7	Form of Wainwright Warrants (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 25, 2019).
4.8	Form of Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 30, 2019).
4.9	Form of Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 31, 2019).
4.10	Description of the Company’s Securities
10.1	Form of Indemnification Agreement, between the Company and Each of its Directors and Officers (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 29, 2016).
10.2*	Employment Agreement with Harel Gadot (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 29, 2016).
10.3*	Services Agreement with DBN Finance Services Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 29, 2016).
10.4	Form of Securities Purchase Agreement, dated January 5, 2017 (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 5, 2017).
10.5	Contract Research Agreement, dated January 27, 2017, with The Washington University (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and filed on March 21, 2017).
10.6	License Agreement, dated June 20, 2012, by and between Technion Research and Development Foundation, and Microbot Medical Ltd. (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and filed on March 21, 2017).
10.7*	Form of Stock Option Agreement under the Microbot Medical Inc. 2017 Equity Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2017, filed on November 14, 2017).
10.8	Agreement, dated January 4, 2018, by and between CardioSert Ltd. and Microbot Medical Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 8, 2018).
10.9*	Employment Agreement with Dr. Eyal Morag.
10.10*	Microbot Medical Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement on Schedule 14A filed on August 11, 2017).
21.1	Subsidiaries of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and filed on March 21, 2017).
23.1*	Consent
31.1	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Harel Gadot, Chief Executive Officer)
31.2	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (David Ben Naim, Chief Financial Officer)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Harel Gadot, Chief Executive Officer)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (David Ben Naim, Chief Financial Officer)
101.INS	XBRL Instance.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation.
101.DEF	XBRL Taxonomy Extension Definition.
101.LAB	XBRL Taxonomy Extension Labels.
101.PRE	XBRL Taxonomy Extension Presentation.

* Indicates Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROBOT MEDICAL INC.

/s/ Harel Gadot
Harel Gadot
President, Chief Executive Officer and Chairman
Dated: April 14, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harel Gadot	Chairman, President and Chief Executive Officer	April 14, 2020
Harel Gadot	(Principal Executive Officer)

/s/ David Ben Naim	Chief Financial Officer	April 14, 2020
David Ben Naim	(Principal Financial and Accounting Officer)

/s/ Yoav Waizer	Director	April 14, 2020
Yoav Waizer

/s/ Yoseph Bornstein	Director	April 14, 2020
Yoseph Bornstein

/s/ Prattipati Laxminarain	Director	April 14, 2020
Prattipati Laxminarain

/s/ Scott Burell	Director	April 14, 2020
Scott Burell

/s/ Martin Madden	Director	April 14, 2020
Martin Madden

Director
Aileen Stockburger

MICROBOT MEDICAL INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Microbot Medical Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Microbot Medical Inc. and its subsidiary (the “Company”) as of December 31, 2019 and 2018 and the related consolidated statements of comprehensive loss, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Brightman Almagor Zohar & Co.

Certified Public Accountants

A firm in the Deloitte Global Network

Tel Aviv, Israel

April 14, 2020

We have served as the Company’s auditor since 2013

MICROBOT MEDICAL INC.

Consolidated Balance Sheets

U.S. dollars in thousands

(Except share and per share data)

	Notes	As of December 31, 2019	As of December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents		$28,771	$5,238
Short term marketable security	3	2,521	-
Restricted cash		4,358	25
Prepaid expenses and other assets	4	286	568
Total current assets.		35,936	5,831

Property and equipment, net	6	228	259
Operating right-of-use assets	5	962	-
Total assets		$37,126	$6,090

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payables		$284	$630
Provision for extinguishment dispute		3,604	3,375
Lease liabilities	5	143	-
Accrued liabilities	7	795	755
Total current liabilities		4,826	4,760

Non-current liabilities:
Long-term lease liabilities	5	760	-
Total liabilities		5,586	4,760

Commitments and contingencies	8

Stockholders’ equity:

Common stock; $0.01 par value; 60,000,000 and 200,000,000 shares authorized as of December 31, 2019 and December 31, 2018 7,185,628 and 3,012,343 shares issued and outstanding as of December 31, 2019 and December 31, 2018	9	72	31
Additional paid-in capital	9	69,954	32,538
Treasury shares		(3,375)	(3,375)
Accumulated deficit		(35,111)	(27,864)
Total stockholders’ equity		31,540	1,330
Total liabilities and stockholders’ equity		$37,126	$6,090

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Consolidated Statements of Operations

U.S. dollars in thousands

(Except share and per share data)

		For the Years Ended December 31,
	Notes	2019	2018
Research and development	11	$3,048	$2,515
General and administrative	12	4,192	$4,729
Operating loss		(7,240)	(7,244)

Financing expenses, net		(103)	(16)

Capital Gain		96	-

Net loss		$(7,247)	$(7,260)

Basic and diluted net loss per share	10	$(1.70)	$(2.41)
Basic and diluted weighted average common shares outstanding (see note 1.D)		4,267,209	2,904,253

The accompanying notes are an integral part of these consolidated financial statements.

F-4

MICROBOT MEDICAL INC.

Consolidated Statements of Comprehensive Loss

U.S. dollars in thousands

(Except share and per share data)

	For the Years Ended December 31,
	2019	2018

Net loss	$(7,247)	$(7,260)
Other comprehensive (loss) /income:
Net unrealized (loss) / income on available for sale securities	*	-
Comprehensive loss	$(7,247)	$(7,260)

(*) Represents amount less than 1 thousand.

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Consolidated Statements of Shareholder’s Equity

U.S. dollars in thousands

(Except share and per share data)

	Series A Shares				Common Stock(***)		Additional Paid-In Capital (2)	Treasury Shares(1)	Accumulated Deficit(2)	Total Stockholders Equity	Temporary Equity (**)
	Shares	Amount			Shares	Amount	Amount	Amount	Amount	Amount	Amount

Balances, December 31, 2017	4,001	$	(*	)	2,734,300	$27	$30,569	$-	$(20,604)	$9,992	$500

Share-based compensation	-		-		-	-	1,399	-	-	1,399	-
Exercise of options	-		-		2,487	-	-	-	-	-	-
Common shares classified out of temporary equity	-		-		-	-	500	-	-	500	(500)
Rescission of share purchase agreement	-		-		-	-	-	(3,375)	-	(3,375)
Shares issued as consideration-vendors	-		-		6,738	1	73	-	-	74	-
Conversion of preferred A shares to common stock	(4,001)		-		268,818	3	(3)	-	-	-	-
Net loss	-		-		-	-	-	-	(7,260)	(7,260)	-
Balances, December 31, 2018	-	$	(*	)	3,012,343	$31	$32,538	$(3,375)	$(27,864)	$1,330	$-

Issuance of common stock and warrants net of issuance costs	-		-		4,061,465	40	36,317	-	-	36,357	-
Share-based compensation	-		-		-	-	1,099	-	-	1,099	-
Cashless exercise of warrants	-		-		111,820	1	-	-	-	1	-
Unrealized loss on marketable debt security	-		-		-	-	-	-	-	-	-
Net loss	-		-		-	-	-	-	(7,247)	(7,247)	-
Balances, December 31, 2019	-	$	(*	)	7,185,628	$72	$69,954	$(3,375)	$(35,111)	$31,540	$-

(1) Refer to Note 8 for further information

(2) Refer to Note 9 for further information

(*) Less than 1

(**) Includes 721,107 common stock classified as temporary equity as of December 31, 2017.

(***) Share data as of December 31, 2017 represent the number of shares adjusted to retroactively reflect the 1:15 reverse stock split effected on September 4, 2018. Refer to Note 1 for further information.

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Consolidated Statements of Cash Flows

U.S. dollars in thousands

(Except share and per share data)

	For the Years Ended December 31,
	2019	2018
Operating activities:
Net loss	$(7,247)	$(7,260)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	84	54
Capital gain from sales of property and equipment	(96)	-
Share-based compensation expense	1,099	1,399
Shares issued to a vendor	-	74
Non cash and accrued interest	(25)	-
Changes in assets and liabilities:
Prepaid expenses and other assets	(126)	(40)
Account payables and other accrued liabilities	(140)	463
Net cash flows used in operating activities	(6,451)	(5,310)
Investing activities:
Purchase of property and equipment	(216)	(223)
Sales of property and equipment	259	-
Purchase of marketable debt securities	(2,496)	-
Net cash flows used in investing activities	(2,453)	(223)
Financing activities:
Deferred financing fees	-	(18)
Issuance of common stock and warrants, net of issuance costs	36,770	-
Net cash flows provided by (used in) financing activities	36,770	(18)

Increase (decrease) in cash, cash equivalents and restricted cash	27,866	(5,551)
Cash, cash equivalents and restricted cash at beginning of period	5,263	10,814
Cash, cash equivalents and restricted cash at ending of period	$33,129	$5,263

Non-cash activities:

Right-of-use assets obtained in exchange for new operating lease obligations	$966	$-

Supplemental disclosure of cash flow information:

Cash received from interest	$97	$-
Rescission of share purchase agreement	$-	$3,375
Conversion of Series A Convertible Preferred Stock into common stock	$-	$30
Financing fees included in other receivable	$412	$412
Temporary equity classified to permanent equity	$-	$500

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 1 - GENERAL

A.	Description of business:

Microbot Medical Inc. (the “Company”) is a pre-clinical medical device company specializing in the research, design and development of next generation micro-robotics assisted medical technologies targeting the minimally invasive surgery space. The Company is primarily focused on leveraging its micro-robotic technologies with the goal of redefining surgical robotics while improving surgical outcomes for patients.

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

The Company and its subsidiaries are collectively referred to as the “Company”.

B.	Risk Factors:

To date, the Company has not generated revenues from its operations. As of December 31, 2019, the Company had unrestricted cash and cash equivalent balance of approximately $28,771, which management believes is sufficient to fund its operations for more than 12 months from the date of issuance of these financial statements and sufficient to fund its operations necessary to continue development activities of its current proposed products. Refer to Note 9 - “Share capital” for further information.

Due to continuing research and development activities, the Company expects to continue to incur additional losses for the foreseeable future. While management of the Company believes that it has sufficient funds for more than 12 months, the Company may seek to raise additional funds through future issuances of either debt and/or equity securities and possibly additional grants from the Israeli Innovation Authority and other government institutions. The Company’s ability to raise additional capital in the equity and debt markets is dependent on a number of factors, including, but not limited to, the market demand for the Company’s stock, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to the Company.

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

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies applied in the preparation of the financial statements are as follows:

A.	Basis of presentation:

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

B.	Financial statement in U.S. dollars:

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

D.	Restricted cash:

Restricted cash as of December 31, 2019 included a $4,358 collateral account for the Company’s litigation and is classified in current assets.

E.	Fair value of financial instruments:

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

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

F.	Fixed assets:

Fixed assets are presented at costs less accumulated depreciation. Depreciation is calculated based on the straight-line method over the estimated useful lives of the assets, at the following annual rates:

%

Research equipment and software	25-33
Furniture and office equipment	7
Leasehold improvements	20

G.	Liabilities due to termination of employment agreements:

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

H.	Basic and diluted net loss per share:

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

All outstanding stock options and warrants have been excluded from the calculation of the diluted loss per share for the years ended December 31, 2019 and December 31, 2018, since all such securities have an anti-dilutive effect.

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

The weighted average number of shares outstanding has been retroactively restated for the equivalent number of shares received by the accounting acquirer as a result of the reverse recapitalization as if these shares had been outstanding as of the beginning of the earliest period presented.

I.	Research and development expenses, net:

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

The Company accounted for stock-based compensation awards to non-employees in accordance with FASB ASC 505-50, “Equity-Based Payments to Non-Employees” (“FASB ASC 505-50”). Under FASB ASC 505-50, the Company determines the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, which simplifies the accounting for nonemployee share-based payment transactions by aligning the measurement and classification guidance, with certain exceptions, to that for share-based payment awards to employees. The amendments expand the scope of the accounting standard for share-based payment awards to include share-based payment awards granted to non-employees in exchange for goods or services used or consumed in an entity’s own operations and supersedes the guidance related to equity-based payments to non-employees. The Company elected to early adopt these amendments on June 1, 2018. The adoption of these amendments did not have a significant impact on our consolidated financial statements and related disclosures.

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

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

K.	Reclassification:

Certain prior year amounts have been reclassified to conform to the current year presentation.

L.	Income Taxes:

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2019, and 2018, the Company had a full valuation allowance against deferred tax assets.

M.	Short-term Investments:

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

Management evaluates whether available-for-sale securities are other-than-temporarily impaired (OTTI) on a quarterly basis. Debt securities with unrealized losses are considered OTTI if the Company intends to sell the security or if it is more likely than not that the Company will be required to sell such security prior to any anticipated recovery. If management determines that a security is OTTI under these circumstances, the impairment recognized in earnings is measured as the entire difference between the amortized cost and the then-current fair value. During the year 2019, no investment OTTI losses were realized.

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

The new standard provided a number of optional practical expedients in transition. We elected the transition package of practical expedients available in the standard, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification, and initial direct costs and the practical expedient to not account for lease and non-lease components separately. We did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us.

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The cumulative effect of adoption of ASU 2017-11 resulted as follows:

For the year ended
December 31 2018

Derivative warrant liability	$(8)
Additional paid-in capital	28
Accumulated deficit	$20

Refer to Note 9 for further information regarding the outstanding warrants as of December 31, 2019.

Recently issued accounting pronouncements

From time to time, new accounting pronouncements are issued by FASB, or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

In June 2016, FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments”, which introduces a model based on expected losses to estimate credit losses for most financial assets and certain other instruments. In addition, for available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. The ASU is effective for the Company in the first quarter of 2020, with early adoption permitted. The Company does not expect that this standard will have a material effect on the Company’s consolidated financial statements.

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

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes” which eliminates the need for an organization to analyze whether the following apply in a given period: (1) exception to the incremental approach for intraperiod tax allocation; (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments; and (3) exceptions in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The ASU also is designed to improve financial statement preparers’ application of income tax-related guidance and simplify GAAP for (1) franchise taxes that are partially based on income, (2) transactions with a government that result in a step-up in the tax basis of goodwill, (3) separate financial statements of legal entities that are not subject to tax, and (4) enacted changes in tax laws in interim periods.

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 3 - Marketable security

The following table summarizes the Company’s marketable debt securities as of December 31, 2019:

	As of December 31, 2019
	Cost	Accrued interest	Fair value

US Treasury Bond	$2,496	$18	$2,503

The Company’s financial asset is measured at fair value on a recurring basis by level within the fair value hierarchy. The Company’s marketable security is classified as Level 1. Other than the marketable debt security, the Company doesn’t have any other financial assets or financial liabilities marked to market at fair value.

The contractual maturity of the marketable security is one year.

NOTE 4 - OTHER CURRENT ASSETS

	Years ended December 31,
	2019	2018
	(in thousands)

Amounts due from government institutions	$101	$65
Deferred costs related to issuance of common shares (see Note 16)	-	412
Prepaid expenses and others	185	91
	$286	$568

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 5 - LEASES

On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) using the modified retrospective approach for all lease arrangements at the beginning period of adoption. Leases existing for the reporting period beginning January 1, 2019 are presented under ASU 2016-02. The Company leases office space and vehicles under operating leases.

We determine if an arrangement is a lease at inception. Operating lease assets are presented as operating lease right-of-use (“ROU”) assets, and corresponding operating lease liabilities are presented within accrued expenses and other current liabilities (current portions), and as operating lease liabilities (long-term portions), on our consolidated balance sheet. Finance lease assets are included in property and equipment, and corresponding finance lease liabilities are included within accrued expenses and other current liabilities (current portions), and other liabilities (long-term portions), on our condensed consolidated balance sheet.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the remaining lease payments over the lease term at commencement date. Our leases do not provide an implicit interest rate. We calculate the incremental borrowing rate to reflect the interest rate that we would have to pay to borrow on a collateralized basis an amount equal to the lease payments in a similar economic environment over a similar term, and consider our historical borrowing activities and market data in this determination. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

We have lease agreements with lease and non-lease components, which we account for as a single lease component. Some of our leases contain variable lease payments, which are expensed as incurred unless those payments are based on an index or rate. Variable lease payments based on an index or rate are initially measured using the index or rate in effect at lease commencement and included in the measurement of the lease liability; thereafter, changes to lease payments due to rate or index updates are recorded as rent expense in the period incurred. We have elected not to recognize ROU assets and lease liabilities for short-term leases that have a term of 12 months or less. The effect of short-term leases on our ROU assets and lease liabilities was not material. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. In addition, we do not have any related party leases and our sublease transactions are de minimis.

At December 31, 2019, the Company’s ROU assets and lease liabilities for operating leases totaled $962 and $903, respectively.

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

Supplemental cash flow information related to operating leases was as follows:

Year ended
December 31, 2019
Cash payments for operating leases	$354

Undiscounted maturities of operating lease payments as of December 31, 2019 are summarized as follows (in thousands):

Operating Leases

2020	$216
2021	234
2022	180
2023	174
2024	176
2025	154
Total future lease payments	1,134
Less imputed interest	(231)
Total lease liability balance	$903

Leases recorded on the balance sheet consist of the following (in thousands):

Year ended December 31, 2019
Assets
Operating lease right of use asset	$962

Liabilities
Operating lease - current	143
Operating lease - non-current	760
$903

Year ended December 31, 2019

Operating leases weighted average remaining lease term (in years)	3
Operating leases weighted average discount rate	9%

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 6 - FIXED ASSETS, NET

	Years ended December 31,
	2019	2018
	(in thousands)

Cost:
Research equipment and software	$52	$98
Leasehold improvement	161	83
Furniture and office equipment	160	210
	$373	$391
Accumulated Depreciation:
Research equipment and software	38	47
Leasehold improvement	4	12
Furniture and office equipment	103	73
	145	132

Net book value	$228	$259

NOTE 7 - ACCRUED LIABILITIES

	Years ended December 31,
	2019	2018
	(in thousands)

Employee-related liabilities	$187	$67
Amounts due to certain government institution	-	220
Other current liabilities	608	468
	$795	$755

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Government Grants:

Microbot Israel obtained from the Israeli Innovation Authority (“IIA”) grants for participation in research and development for the years 2013 through December 31, 2019 in the total amount of approximately $1,500 and, in return, Microbot Israel is obligated to pay royalties amounting to 3%-3.5% of its future sales up to the amount of the grant. The grant is linked to the exchange rate of the dollar to the New Israeli Shekel and bears interest of Libor per annum.

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

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The study in Washington U. includes several phases. The first phase (initial research) was completed. An agreement on the second phase was entered in September 2018 with total expected costs of approximately $248. As of December 31, 2019, this study is still on going and will be extended to continue until March 1, 2020. Pursuant to the Research Agreement, all rights, title and interest in the data, information and results obtained or arrived at by Washington U. in the performance of its services under the Research Agreement, as well as any patentable inventions obtained or arrived at in the performance of such services, will be jointly owned by the Company and Washington U., and each will have full right to practice and grant licenses in joint inventions. Additionally, Washington U. granted to the Company: (a) a non-exclusive, worldwide, royalty-free, fully paid-up, perpetual and irrevocable license to use and practice patentable inventions (other than joint inventions and improvements to Washington U.’s animal models) obtained or arrived at by Washington U. in the provision of its services under the Research Agreement (“University Inventions”) with respect to the self-cleaning shunt; and (b) an exclusive option to obtain an exclusive worldwide license in University Inventions, on terms to be negotiated between the parties.

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

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

Litigation:

Litigation Resulting from 2017 Financing

The Company lost its appeal of an adverse judgment in the lawsuit captioned Sabby Healthcare Master Fund Ltd. and Sabby Volatility Warrant Master Fund Ltd., Plaintiffs, against Microbot Medical Inc., Defendant, in the Supreme Court of the State of New York, County of New York (Index No. 654581/2017). As a result, the Securities Purchase Agreement (the “SPA”) related to the Company’s June 8, 2017 equity financing (the “Financing”) was rescinded as it related to Sabby Healthcare Master Fund Ltd. and Sabby Volatility Warrant Master Fund Ltd. (“Sabby”), and the Company paid approximately $3,700 to Sabby in return for the 83,333 (post-stock split) shares of common stock Sabby purchased pursuant to the SPA. Soon after, the Company was named as the defendant in a lawsuit captioned Empery Asset Master Ltd., Empery Tax Efficient, LP, Empery Tax Efficient II, LP, Hudson Bay Master Fund Ltd., Plaintiffs, against Microbot Medical Inc., Defendant, in the Supreme Court of the State of New York, County of New York (the “Court”) (Index No. 651182/2020). The complaint alleges, among other things, that the Company breached multiple representations and warranties contained in the SPA, of which the Plaintiffs participated, and fraudulently induced Plaintiffs into signing the SPA. The complaint seeks rescission of the SPA and return of the Plaintiffs’ $6,750 purchase price with respect to the Financing. The Company filed a Motion to Dismiss on March 16, 2020, which Motion is pending before the Court.

Alliance Litigation

On April 28, 2019, the Company brought an action against Alliance Investment Management, Ltd. (“Alliance”) in the Southern District of New York under Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. 78p(b), to compel Alliance to disgorge short swing profits realized from purchases and sales of the Company’s securities within a period of less than six months, executed while Alliance reported beneficial ownership of more than 10% of the Company’s outstanding common stock and statutory “insider” status for purposes of the statute. The case is Microbot Medical Inc. v. Alliance Investment Management, Ltd., No. 19-cv-3782-GBD (SDNY). The amount of profits the Company is seeking to divest is estimated to be approximately $480.

On August 21, 2019, Alliance filed an answer to the action, claiming that an unnamed Alliance client was the “beneficial owner” of the shares reportedly held and traded by Alliance. On October 18, 21, and 28, 2019, Joseph Mona (“Mona”) filed Section 16(a) and Schedule 13G reports, which are substantially similar to the reports previously filed by Alliance. On October 28, 2019, Alliance filed a motion for summary judgment requesting that the Court dismiss the claims against Alliance in view of Mona’s SEC filings, which Alliance asserted revealed Mona as the client referenced in Alliance’s answer.

On November 7, 2019, U.S. Magistrate Judge Robert W. Lehrburger ordered Alliance to produce relevant trading records, to enable the Company to determine whether to proceed against Alliance and/or Mona. Following Alliance’s production of Mona’s Microbot trading records, the Company filed a Second Amended Complaint on November 18, 2019, seeking to compel Alliance and/or Mona to disgorge profits realized from the trades they each separately reported. The Company continued to oppose Alliance’s Motion for Summary Judgment given Alliance’s refusal to confirm that the trades reported by Alliance referred exclusively to the trades executed in Mona’s account—and did not refer to duplicative trading executed by Alliance. Alliance’s Motion for Summary Judgment is pending.

On February 4, 2020, Mona answered the 16(b) claim the Company asserted against him by claiming various equitable defenses, and filed a counterclaim against the Company under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Mona admits to engaging in the reported short swing trading of the Company’s stock while a 10% beneficial owner and statutory 16(b) insider of the Company, but alleges that he was induced to buy the stock by various company misrepresentations. Mona claims a net loss on trading the Company’s stock of approximately $151.

On March 6, 2020 the Company filed a motion for judgment on its 16(b) claim against Mona, together with a motion to dismiss Mona’s 10(b) counterclaim. Mona’s response to these motions is due on April 17, 2020. All parties are currently scheduled to appear in Court on May 26, 2020.

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CardioSert agreed to assist Microbot Israel in the development of the Technology for a minimum of one year, for a monthly consultation fee of NIS 40,000 (or approximately US$11.50, based on an exchange rate of NIS3.47 to the dollar) covering up to 60 consulting hours per month.

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

NOTE 9 - SHARE CAPITAL

Share Capital Developments:

On September 10, 2019, the Company reduced its authorized number of shares of capital stock from 221,000,000 to 61,000,000, including a reduction in the number of authorized shares of common stock of the Company from 220,000,000 to 60,000,000.

As of December 31, 2019, the Company had 7,185,628 shares of common stock issued and outstanding.

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

On June 5, 2017, the Company entered into a Securities Purchase Agreement with certain institutional investors (the “Investors”) providing for the issuance and sale by the Company to the Investors of an aggregate of 252,652 shares (3,750,000 shares before the Reverse Split) of common stock, at a purchase price per share of $40.50 ($2.70 before the Reverse Split). The gross proceeds to the Company was $10,125 before deducting placement agent fees and offering expenses of $922. See Note 8 – “Commitments and Contingencies-Litigation” with respect to rescission rights awarded to two affiliated Investors and being sought by the other Investors.

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

On January 14, 2019, the Company entered into a Securities Purchase Agreement with an accredited institutional investor providing for the issuance and sale by the Company to the purchaser of an aggregate of (i) 330,000 shares of the Company’s common stock, at a purchase price per share of $6.50 and (ii) 125,323 pre-funded warrants each to purchase one share of common stock, at a purchase price per Pre-Funded Warrant of $6.49. The gross proceeds to the Company were approximately $3,000 before deducting placement agent fees and other offering expenses of approximately $688. The closing of the offering took place on January 15, 2019. The pre-funded warrants were exercised in full in January 2019. As part of the offering the company issued to the underwriter 22,767 warrants for 3.5 years with an exercise price of $8.125 for total value of $165.

On January 15, 2019, the Company entered into a Securities Purchase Agreement with certain accredited institutional investors providing for the issuance and sale by the Company to the purchasers of an aggregate of 590,000 shares of the Company’s common stock, at a purchase price per share of $10.00. The gross proceeds to the Company were approximately $5,900 before deducting placement agent fees and other offering expenses of approximately $720. The closing of the offering took place on January 17, 2019. As part of the offering the company issued to the underwriter 29,500 warrants for 3.5 years with exercise price of $12.50 for total value of $221.

On January 23, 2019 the Company entered into a Securities Purchase Agreement with accredited institutional investors providing for the issuance and sale by the Company to the purchasers of an aggregate of 250,000 shares of the Company’s common stock, at a purchase price per share of $9.875. The investors also purchased warrants to purchase an aggregate of up to 250,000 shares of the Company’s common stock, at a purchase price per warrant of $0.125. The warrants were exercisable for 1 year and had an exercise price of $10.00 per share, for a total value of $2,019. The gross proceeds to the Company from the sale of the shares and warrants were approximately $2,500 before deducting placement agent fees and other offering expenses of approximately $370. The closing of the offering took place on January 25, 2019. As part of the offering the company issued to the underwriter 12,500 warrants for 1 year with an exercise price of $12.50 for total value of $99.

On December 25, 2019 the Company entered into a Securities Purchase Agreement with accredited institutional investors providing for the issuance and sale by the Company to the purchasers of an aggregate of 912,858 shares of the Company’s common stock, at a purchase price per share of $10.50. The gross proceeds to the Company were approximately $9,585 before deducting placement agent fees and other offering expenses of approximately $1,090. The closing of the offering took place on December 27, 2019. As part of the offering the Company issued to the underwriter 45,643 warrants for 3.5 years with an exercise price of $13.125 for total value of $371.

On December 27, 2019 the Company entered into a Securities Purchase Agreement with accredited institutional investors providing for the issuance and sale by the Company to the purchasers of an aggregate of 952,383 shares of the Company’s common stock, at a purchase price per share of $10.50. The gross proceeds to the Company were approximately $10,000 before deducting placement agent fees and other offering expenses of approximately $1,010. The closing of the offering took place on December 30, 2019. As part of the offering the Company issued to the underwriter 47,619 warrants for 3.5 years with an exercise price of $13.125 for total value of $366.

On December 30, 2019 the Company entered into a Securities Purchase Agreement with accredited institutional investors providing for the issuance and sale by the Company to the purchasers of an aggregate of 900,901 shares of the Company’s common stock, at a purchase price per share of $11.10. The gross proceeds to the Company were approximately $10,000 before deducting placement agent fees and other offering expenses of approximately $1,010. The closing of the offering took place on December 31, 2019. As part of the offering the Company issued to the underwriter 45,045 warrants for 3.5 years with an exercise price of $13.875 for total value of $343.

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

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

On September 14, 2017, the board of directors approved a grant of stock options to purchase an aggregate of up to 120,848 shares (1,812,712 shares before the Reverse Split) of common stock to Mr. Harel Gadot, the Company’s Chairman of the Board, President and CEO, at an exercise price per share of $15.75 ($1.05 before the Reverse Split). The stock options vest over a period of 3-5 years as outlined in the option agreements. As a result, the Company recognized compensation expenses as of December 31, 2019 and 2018 in total amount of $482 and $581, respectively, included in general and administrative expenses.

On September 14, 2017, the board of directors approved a grant of stock options to purchase an aggregate of up to 72,508 shares (1,087,627 shares before the Reverse Split) of common stock to Mr. Hezi Himelfarb, the Company’s General Manager, COO and a member of the Board, at an exercise price per share of $19.35 ($1.29 before the Reverse Split). The grant was subject to the Israeli Tax Authority’s approval of the plan which occurred on October 14, 2017. In accordance with the option agreement, the options vest for period of 3 years starting from the grand date. As a result, the Company recognized compensation expenses as of December 31, 2019 and 2018 in the total amount of $322 and $431, respectively, included in research and development.

On December 6, 2017, the board of directors approved a grant of 12,698 stock options (190,475 stock options before the Reverse Split) to purchase an aggregate of up to 12,698 shares of common stock to certain of its directors, at an exercise price per share of $15.75 ($1.05 before the Reverse Split). The stock options vest over a period of 3 years as outlined in the option agreements. As a result, the Company recognized compensation expenses as of December 31, 2019 and 2018 in the total amount of $54 and $67, respectively, included in general and administrative expenses.

On December 28, 2017, the board of directors approved a grant of 66,036 stock options (990,543 stock options before the Reverse Split) to purchase an aggregate of up to 66,036 shares of common stock to certain of its employees, at an exercise price per share of $15.3 ($1.02 before the Reverse Split). The stock options vest over a period of 3 years as outlined in the option agreements. As a result, the Company recognized compensation expenses as of December 31, 2019 and 2018 in the total amount of $149 and $307, respectively, included in research and development expenses.

On November 2017, certain employees and consultant exercised 31,453 options (471,794 options before the Reverse Split) to 31,453 ordinary shares at exercise price of 0.001 NIS.

In February 2018, an employee exercised options to purchase 2,487 shares (37,300 shares before the Reverse Split) of common stock at an exercise price of $0.001 per share.

On August 13, 2018, the board of directors approved a grant of stock options to purchase an aggregate of up to 10,000 shares (150,000 shares before the Reverse Split) of common stock to a non-executive officer, at an exercise price per share of $9 ($0.6 before the Reverse Split). The grant was subject to the Israeli Tax Authority’s approval of the plan which occurred on October 14, 2017. In accordance with the option agreement, the options vest for period of 3 years starting from the grand date. As a result, the Company recognized compensation expenses as of December 31, 2019 and 2018 in the total amount of $31 and $11, respectively, included in research and development expenses.

On January 21, 2019, the board of directors approved a grant of 11,630 stock options to purchase an aggregate of up to 11,630 shares of common stock to certain of its directors, at an exercise price per share of $8.60. The stock options vest over a period of 3 years as outlined in the option agreements As a result, the Company recognized compensation expenses as of December 31, 2019 and 2018 in the total amount of $43 and $0, respectively, included in general and administrative expenses.

On August 12, 2019, the board of directors approved a grant of 17,503 stock options to purchase an aggregate of up to 17,503 shares of common stock to certain of its employees, at an exercise price per share of $5.95. The stock options vest over a period of 3 years as outlined in the option agreements. As a result, the Company recognized compensation expenses as of December 31, 2019 and 2018 in the total amount of $13 and $0, respectively, included in general and administrative expenses.

On October 23, 2019, the board of directors approved a grant of 19,760 stock options to purchase an aggregate of up to 19,760 shares of common stock to certain of its directors, at an exercise price per share of $5.06. The stock options vest over a period of 3 years as outlined in the option agreements. As a result, the Company recognized compensation expenses as of December 31, 2019 and 2018 in the total amount of $5 and $0, respectively, included in general and administrative expenses.

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

A summary of the Company’s option activity related to options to employees and directors, and related information is as followed:

	For the Year ended December 31, 2019
	Number of stock options	Weighted average exercise price

Outstanding at beginning of period	398,308	$11.50
Granted	48,893	6.20
Cancelled	(28,690)	-
Forfeited	(47,151)	-
Outstanding at end of period	371,360	$9.19

Vested at end of period	270,827	$8.48

	For the Year ended December 31, 2018
	Number of stock options	Weighted average exercise price

Outstanding at beginning of period	414,965	$11.70
Granted	10,000	9.00
Forfeited	(2,487)	-
Cancelled	(24,170)	-
Outstanding at end of period	398,308	$11.50

Vested at end of period	245,010	$8.45

The intrinsic value is calculated as the difference between the fair market value of the common stock and the exercise price, multiplied by the number of in-the-money stock options on those dates that would have been received by the stock option holders had all stock option holders exercised their stock options on those dates as of December 31, 2019 and December 31, 2018, respectively.

As of December 31, 2019, and 2018, the aggregate intrinsic value of the outstanding options is $1,305 and $108 respectively, and the aggregate intrinsic value of the exercisable options is $1,115 and $108, respectively.

As of December 31, 2019, there were approximately $1,157 of total unrecognized compensation costs, net of expected forfeitures, related to unvested share-based compensation awards granted under the Share Incentive Plan. The costs are expected to be recognized over a weighted average period of 1.4 years

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

The stock options outstanding as of December 31, 2019 and December 31, 2018, summarized by exercise prices, are as follows:

Exercise price $	Stock options outstanding as of December 31, 2019	Stock options outstanding as of December 31, 2018	Weighted average remaining contractual life – years as of December 31, 2019	Weighted average remaining contractual life – years as of December 31, 2018	Stock options exercisable as of December 31, 2019	Stock options exercisable as of December 31, 2018

4.20	77,846	77,846	6.0	7.0	77,846	77,846
15.75	133,546	133,546	7.8	8.8	90,641	53,752
8.60	11,630	-	9.9	-	5,515	-
9.00	10,000	10,000	8.8	9.8	4,750	-
19.35	0	72,508	7.8	8.8	-	29,003
5.95	17,503	-	9.7	-	-	-
5.06	19,760	-	9.8	-	-	-
15.30	38,533	41,866	8.0	9.0	29,533	21,867
(*)	62,542	62,542	6.8	7.8	62,542	62,542
	371,360	398,308	8.3	7.3	270,827	245,010

(*) Less than $0.01.

Compensation expense recorded by the Company for its stock-based employee compensation awards in accordance with ASC 718-10 for the Years ended December 31, 2019 and 2018 was $1,099 and $1,399, respectively.

The grant date fair values of stock options granted in the years ended December 31, 2019 and 2018 were estimated using the Black-Scholes valuation model with the following:

	Year ended December 31, 2019	Year ended December 31, 2018

Expected volatility	132.63%-144.4%	99.40%
Risk-free interest	1.49%-2.62%	2.39%
Dividend yield	0%	0%
Expected life of up to (years)	5.282	5.24

Shares issued to service provider

On May 24, 2018 the Company issued an aggregate of 6,738 nonrefundable shares (100,000 nonrefundable shares before the Reverse Split) of common stock to CardioSert as part of certain patent acquisition. The Company recorded expenses of approximately $74 with respect to the issuance of these shares included in research and development expenses.

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

Warrants

The remaining outstanding warrants and terms as of December 31, 2019 and December 31, 2018 are as follows:

Issuance date	Outstanding as of December 31, 2018	Outstanding as of December 31, 2019	Exercise Price	Exercisable as of December 31, 2019	Exercisable Through

Series A (2013) (*)	183	183	$2,754.00	181	April 9, 2023
Series A (2015) (*)	683	683	$1,377.00	676	April 30, 2020
Series B (2016) (a)(*)	2,770	2,770	$40.50	2,741	March 14, 2022
Warrant to underwriters 1.2019	-	22,767	$8.125	22,767	July 14, 2022
Warrant to underwriters 1.2019	-	29,500	$12.50	29,500	July 15, 2022
Warrant to underwriters 1.2019	-	12,500	$12.50	12,500	January 15, 2020
Warrant to underwriters 12.2019	-	45,643	$13.125	-	June 27, 2023
Warrant to underwriters 12.2019	-	47,619	$13.125	-	June 30, 2023
Warrant to underwriters 12.2019	-	45,045	$13.875	-	June 25, 2023

(*) Prior to January 1, 2019, warrants with non-standard anti-dilution provisions (referred to as down round protection) were classified as liabilities and re-measured each reporting period. On January 1, 2019, the Company adopted the provisions of ASU 2017-11, which indicates that a down round feature no longer precludes equity classification when assessing whether an investment is indexed to an entity’s own stock. The Company used a full retrospective approach to adoption and restated its financial statements as of the earliest period presented. The cumulative effect of adoption of ASU 2017-11 resulted in an adjustment to accumulated deficit as of January 1, 2018 of $20 with a corresponding adjustment to additional paid-in capital.

In December 2019, 125,000 outstanding warrants at an exercise price per share of $10.00, were exercised on a “net exercise” or “cashless” basis into 61,677 shares of common stock, and 125,000 outstanding warrants at an exercise price per share of $10.00, were exercised on a “net exercise” or “cashless” basis into 50,143 shares of common stock. All of such warrants were issued in January 2019.

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 10 - BASIC AND DILUTED NET LOSS PER SHARE

The basic and diluted net loss per share and weighted average number of shares of common stock used in the calculation of basic and diluted net loss per share are as follows (in thousands, except share and per share data):

	Years ended December 31,
	2019	2018

Net loss attributable to shareholders of the Company	$7,247	$7,260

Net loss attributable to shareholders of preferred shares	-	(254)

Net loss used in the calculation of basic net loss per share	$7,247	$7,006

Net loss per share (*)	$(1.70)	$(2.41)

Weighted average number of common shares (*)	4,267,209	2,904,253

(*) December 31, 2018 share data represents the number of shares adjusted to retroactively reflect the 1:15 Reverse Split effected on September 4, 2018. Refer to Note 1 for further information.

As the inclusion of common stock equivalents in the calculation would be anti-dilutive for all periods presented, diluted net loss per share is the same as basic net loss per share.

NOTE 11 - RESEARCH AND DEVELOPMENT EXPENSES, NET

	Years ended December 31,
	2019	2018

Payroll and related expenses	$1,404	$1,112
Share-based compensation	131	237
Materials	545	309
Patents	79	526
Office and maintenance expenses	61	53
Rent	178	132
Professional services	585	426
Depreciation	76	25
Other	17	39
Less: Grants received from IIA & EC	(28)	(344)
	$3,048	$2,515

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 12 - GENERAL AND ADMINISTRATIVE EXPENSES

	Years ended December 31,
	2019	2018

Payroll and related expenses	$850	$1,136
Share-based compensation	968	1,160
Professional services	1,224	1,133
Travel	251	231
Marketing expenses	0	23
Office and maintenance expenses	157	176
Depreciation	8	29
Public and investor relations	227	339
Insurance	266	225
Government fees	176	191
Other	65	86
	$4,192	$4,729

NOTE 13 - TRANSACTIONS AND BALANCES WITH RELATED PARTIES

	Years ended December 31,
	2019	2018

Transactions:
Payroll and related expenses	$592	$931
Directors fees and insurance	467	400
	$1,059	$1,331

Balances:
Other accounts payable	$228	$222

(*) See also note 15.B

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 14 - TAXES ON INCOME

The Company is subject to income taxes under the Israeli and U.S. tax laws:

Corporate tax rates

The Company is subject to Israeli corporate tax rate of 23% for the years ended 2019 and 2018.

The Company was subject to a blended U.S. tax rate (Federal as well as state corporate tax) of 21% for the years ended December 31, 2019 and 2018.

For the year ended December 31, 2019, the Company generated net operating losses in Israel of approximately $3,947 which may be carried forward and offset against taxable income in the future for an indefinite period.

For the year ended December 31, 2019, the Company generated net operating losses in the U.S. of approximately $3,275. Net operating losses in the United States are available through 2035. Utilization of U.S. net operating losses may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

The Company is still in its development stage and has not yet generated revenues, therefore, it is more likely than not that sufficient taxable income will not be available for the tax losses to be utilized in the future. Therefore, a valuation allowance was recorded to reduce the deferred tax assets to its recoverable amounts.

	Years ended December 31,
	2019	2018
Net operating loss carry-forward	$503,065	$495,844

Total deferred tax assets	115,705	114,044
Valuation allowance	-115,705	-114,044
Net deferred tax assets	$-	$-

Reconciliation of Income Taxes:

The following is a reconciliation of the taxes on income assuming that all income is taxed at the ordinary statutory corporate tax rate in Israel and the effective income tax rate:

	Years ended December 31,
	2019	2018

Net loss as reported in the statements of operations	$7,247	$7,260
Statutory tax rate	21%	21%
Income Tax under statutory tax rate	1,522	1,525
Change in valuation allowance	-1,522	-1,525
Actual income tax	$-	$-

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 15 - SUBSEQUENT EVENTS

See Note 8 – “Commitments and Contingencies-Litigation” with respect to the status of the Company’s litigation matters subsequent to December 31, 2019.

Compensation to Harel Gadot

On February 25, 2020, the Company made the following changes to the compensation of Harel Gadot, the Company’s CEO, President and Chairman:

● Mr. Gadot’s annual base salary was increased from $360 to $450, retroactive to January 1, 2020.

● Mr. Gadot’s annual bonus pursuant to his Employment Agreement with the Company was increased from 40% of his annual salary to 60% of his annual salary, based on achieving certain milestones, commencing 2020.

In addition, Mr. Gadot received a one-time special bonus equal to 60% of his newly-approved annual base salary. Mr. Gadot was also awarded non-qualified options to purchase 166,666 shares of Company common stock at an exercise price per share of $9.64, which vest in full on the one-year anniversary of the date of grant and expire on the ten-year anniversary.

