Form 10-K/A
period 2019-12-31
Microbot Medical Inc.
filed 2020-04-29
CIK 883975

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

Common stock outstanding as of April 27, 2020: 7,103,260 shares

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Microbot Medical Inc. (“Microbot”, the “Company” or “we”, “us” and “our”) is filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”) to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Original Form 10-K”), as filed by the Company with the Securities and Exchange Commission (the “SEC”) on April 14, 2020. We are filing this Amendment to include the information required by Part III of Form 10-K that was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K because a definitive proxy statement containing such information may not be filed within 120 days after the end of our fiscal year ended December 31, 2019. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted. We will also include this information in our proxy statement for our 2020 Annual Meeting of Shareholders. Except as otherwise specifically defined herein, all defined terms used in the Original Form 10-K shall have the same meanings in this Amendment.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), Part III, Items 10 through 14 and Part IV, Item 15 of the Original Form 10-K are hereby amended and restated in their entirety. This Amendment does not amend, modify, or otherwise update any other information in the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the filing of the Original Form 10-K. In addition, this Amendment does not reflect events that may have occurred subsequent to the filing of the Original Form 10-K. In addition, as required by Rule 12b-15 under the Exchange Act, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Board of Directors

We currently have seven directors serving on our Board of Directors (our “Board”). The Board currently consists of Harel Gadot, Yoav Waizer, Yoseph Bornstein, Scott Burell, Martin Madden, Prattipati Laxminarain, and Aileen Stockburger.

Messrs. Gadot, Waizer and Madden are Class I directors whose terms expire at the Company’s 2022 annual meeting of stockholders. Mr. Burell and Ms. Stockburger are Class II directors whose terms expire at the Company’s 2020 annual meeting of stockholders. Messrs. Bornstein and Laxminarain are Class III directors whose terms expire at the Company’s 2021 annual meeting of stockholders.

The following table lists the names, ages and positions of the individuals who serve as directors of the Company, as of April 27, 2020:

Name	Age	Position
Harel Gadot	47	President, Chief Executive Officer and Chairman of the Board of Directors
Yoav Waizer(2)(3)	55	Director
Yoseph Bornstein(1)(3)	62	Director
Scott Burell(1)(2)	54	Director
Martin Madden(1)(3)	58	Director
Prattipati Laxminarain(2)	62	Director
Aileen Stockburger	57	Director

(1)	Member of Audit Committee.
(2)	Member of Corporate Governance Committee.
(3)	Member of Compensation Committee.

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

Yoseph Bornstein, became a director of the Company following the Merger. Mr. Bornstein is a co-founder of Microbot Israel and has been a member of the Board of Directors since Microbot Israel was founded in November 2010. Mr. Bornstein founded Shizim Ltd., a life science holding group in October 2000 and has served as its president since then. Mr. Bornstein is the Chairman of GCP Clinical Studies Ltd., a provider of clinical research services and educational programs in Israel since January 2002. He is the Chairman of Biotis Ltd., a service company for the bio-pharmaceutical industry, since June 2000. In addition, he is the Chairman of Dolphin Medical Ltd., a service company for the medical device industry, since April 2012, and the Chairman of ASIS Enterprises B.B.G. Ltd., a business development company focusing on creating business ties between Israeli and Japanese entities, since August 2007. Mr. Bornstein is a co-founder and director of XACT Robotics Ltd., an Israeli- based private company seeking to develop a novel platform technology for robotic needle steering in minimally invasive interventional procedures, and is the founder of ShizimXL Innovation Center. In October 1992, Mr. Bornstein founded Pharmateam Ltd., an Israeli company that specialized in representing international pharmaceutical companies which was sold in 2000. Mr. Bornstein is also a founder of a number of other privately held life-science companies. Mr. Bornstein served as the Biotechnology Committee Chairman of the Unites States-Israel Science & Technology Commission (the “USISTF”) from September 2002 to February 2005 as well as a consultant for USISTF from September 2002 to February 2005. He is also the founder of ILSI-Israel Life Science Industry Organization (who was integrated into IATI) and ITTN-Israel Tech Transfer Organization. The Company believes that Mr. Bornstein is qualified to serve as a member of the Board due to his extensive experience in, and knowledge of, the life sciences industry and international business.

Scott R. Burell, became a director of the Company following the Merger. Since August 1, 2018, Mr. Burell has been the Chief Financial Officer of AIVITA Biomedical, Inc., a private biopharmaceutical company. From November 2006 until its sale to Invitae Corp. in November 2017, he was the Chief Financial Officer, Secretary and Treasurer of CombiMatrix Corporation (NASDAQ: CBMX), a family health-focused clinical molecular diagnostic laboratory specializing in pre-implantation genetic screening, prenatal diagnosis, miscarriage analysis, and pediatric developmental disorders. He successfully led the split-off of CombiMatrix in 2007 from its former parent, has led several successful public and private debt and equity financing transactions as well as CombiMatrix’s reorganization in 2010. Prior to this, Mr. Burell had served as CombiMatrix’s Vice President of Finance since November 2001 and as its Controller from February 2001 to November 2001. From May 1999 to first joining CombiMatrix in February 2001, Mr. Burell was the Controller for Network Commerce, Inc., a publicly traded technology and information infrastructure company located in Seattle. Prior to this, Mr. Burell spent 9 years with Arthur Andersen’s Audit and Business Advisory practice in Seattle. During his tenure in public accounting, Mr. Burell worked with many clients, both public and private, in the high-tech and healthcare markets, and was involved in numerous public offerings, spin-offs, mergers and acquisitions. Mr. Burell is a Board member of Mer Telemanagement Solutions Ltd. (Nasdaq: MTSL), an Israeli-based publicly traded telecommunications services company. Mr. Burell obtained his Washington state CPA license in 1992 and is a certified public accountant (currently inactive). He holds Bachelor of Science degrees in Accounting and Business Finance from Central Washington University. The Company believes Mr. Burell’s qualifications to serve on the Board include his experience as an executive of a public life sciences company and knowledge of financial accounting in the medical technology field.

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

Prattipati Laxminarain, has been a director of the Company since December 6, 2017. From April 2006 through October 2017, Mr. Laxminarain served as Worldwide President at Codman Neuro, a global neurosurgery and neurovascular company that offers a portfolio of devices for hydrocephalus management, neuro intensive care and cranial surgery and other technologies, and which was part of DePuy Synthes Companies of Johnson & Johnson. Mr.Laxminarain is currently the CEO of Deinde Medical Corporation, and is a Board Member of Oculogica Inc., Millar Inc., and GT Medical Inc. He has a degree in Mechanical Engineering from Osmania University, Hyderabad, India and an MBA from Indian Institute of Management. The Company believes that Mr. Laxminarain is qualified as a Board member of the Company because of his extensive experience working with medical device companies and knowledge of the industries in which the Company intends to compete.

Aileen Stockburger was appointed by the Board on March 26, 2020 to fill a vacancy on the Board and to serve as a Class II director of the Company, with a term commencing on April 1, 2020. Since February 2018, Ms. Stockburger has provided M&A consulting and advisory services through Aileen Stockburger LLC. Prior to that, from 1989 through January 2018, Ms. Stockburger held various positions in Johnson & Johnson, most recently as Vice President, Wordwide Business Development & Strategic Planning for the DePuy Synthes Group of Johnson & Johnson, and as a member of its Worldwide Board and Group Operating Committee, from 2010-2018. In that role, she oversaw the group’s merger and acquisition activities, including deal structuring, negotiations, contract design and review, and deal terms. Before joining Johnson & Johnson, Ms. Stockburger spent several years at PriceWaterhouseCoopers, and earned her CPA certification. She is also a Non-Executive Director of Next Science Limited (ASX: NXS), a medical technology company headquartered in Sydney, Australia, with a primary focus in the development and continued commercialization of its proprietary technology to reduce the impact of biofilm based infections in human health. Ms. Stockburger received her MBA and BS from The Wharton School, University of Pennsylvania. The Company believes that Ms. Stockburger is qualified as a Board member of the Company because of her extensive experience in strategizing, managing and closing sizable, complex worldwide mergers and acquisitions, licensing agreements and divestitures, as well as her expertise in business development, strategic planning and finance.

Executive Officers

Following are the name, age and other information for our named executive officers, as of April 27, 2020. All Company officers have been appointed to serve until their successors are elected and qualified or until their earlier resignation or removal. Information regarding Harel Gadot, our Chairman, President and Chief Executive Officer, is set forth above under “–Board of Directors.”

Name	Age	Position
Harel Gadot	47	President, Chief Executive Officer and Chairman of the Board of Directors
David Ben Naim Dr. Eyal Morag(1)	50 55	Chief Financial Officer Chief Medical Officer

(1)	Dr. Morag is scheduled to commence employment on June 15, 2020, or earlier as agreed to by Microbot and Dr. Morag. Dr. Morag entered into an Employment Agreement with the Company as of February 18, 2020.

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

Dr. Eyal Morag, entered into an employment agreement with the Company as of February 18, 2020 to serve as the Company’s Chief Medical Officer (“CMO”), commencing June 15, 2020 (as such date may be changed upon agreement between the Company and Dr. Morag). As CMO, Dr. Morag will lead the development and execution of the clinical strategy of the Company, including its current development of the SCS and LIBERTY products as well as its future pipeline. Dr. Morag is a member of the Company’s Scientific Advisory Board since November 1, 2017. Dr. Morag is certified by the American Board of Radiology, and since March 2017 has been the Chairman of Radiology at Assuta Ashdod Medical Center, Ashdod, Israel. Previously, from July 2014 through March 2017, he was the senior Radiologist at URG Teleradiology LLC, the largest provider of subspecialty radiology and teleradiology services in New Jersey. He is a graduate of Boston University School of Medicine and completed both his Radiology residency and Fellowship in Cardiovascular & Interventional Radiology at the Beth Israel Deaconess Medical Center & Harvard Medical School. Following his clinical training, Dr. Morag then joined a private practice in western Massachusetts, where he served as Chief of Radiology at Holyoke Medical Center for several years. He has also served as the Regional Radiology Director at Mercy Health Partners Hospitals in Toledo, Ohio, and was a member of the University Radiology Group where he headed the International Investment efforts for the Ventures division. Dr. Morag’s international experience developing and establishing radiology-related businesses includes teleradiology, interventional Radiology services, and free-standing imaging centers. During his fellowship, Dr. Morag co-founded InTek Technology, a medical device startup company. Later he founded Global Versa Radiology (“GVR”), an Israeli and U.S. based teleradiology company. GVR has established imaging centers in Russia and Ukraine and provided teleradiology services in countries outside the U.S. and Israel. Dr. Morag served as GVR’s Chief Medical Officer and Vice-President. He continues to be involved in several startup companies ranging from AI to medical devices. Dr. Morag is also a member of the Advisory Board of MEDX Xelerator, a medical device and digital health incubator.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers, directors, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC reports of ownership of our securities and changes in reported ownership. Executive officers, directors and greater than 10% beneficial owners are required by SEC rules to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of the copies of such forms furnished to us, or written representations from the reporting persons that no Form 5 was required, we believe that, during the fiscal year ended December 31, 2019, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners have been met.

Item 11. Executive Compensation.

The following table sets forth information regarding each element of compensation that was paid or awarded to the named executive officers of the Company for the periods indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)

Harel Gadot	2019	360,000	144,000		—	482,493	—	13,800	(2)	1,000,293
Chief Executive	2018	360,000	55,000	(3)	—	580,667	—	13,800	(2)	1,009,467

Hezi Himelfarb(4)	2019	201,868	—		—	322,119	—	8,082	(5)	532,069
Former Chief Operating Officer & General Manager	2018	280,067	12,931	(6)	—	425,101	—	13,000	(5)	718,101

David Ben Naim	2019	74,268	—		—	20,308	—	—		94,076
Chief Financial Officer	2018	70,026	—		—	26,890	—	—		96,916

(1)	Amounts shown do not reflect cash compensation actually received by the named executive officer. Instead, the amounts shown are the non-cash aggregate grant date fair values of stock option awards made during the periods presented as determined pursuant to ASC Topic 718 and excludes the effect of forfeiture assumptions. The assumptions used to calculate the fair value of stock option awards are set forth under Note 9 to the Consolidated Financial Statements of the Company included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
(2)	All Other Compensation includes Mr. Gadot’s monthly automobile allowance and tax gross-up.
(3)	Represents the remaining portion of Mr. Gadot’s 2017 bonus, which was paid in 2018. Mr. Gadot’s bonus for the 2018 fiscal year was paid in 2019.
(4)	Effective as of February 1, 2019, Mr. Himelfarb, a member of the Board of Directors of the Company, and the Company’s Chief Operating Officer, resigned from all positions with the Company and from his position as General Manager of Microbot Medical Ltd., a wholly-owned subsidiary of the Company.
(5)	All Other Compensation includes Mr. Himelfarb’s yearly automobile allowance.
(6)	Represents the remaining portion of Mr. Himelfarb’s 2017 bonus, which was paid in 2018.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the named executive officers as of the end of the fiscal year ended December 31, 2019.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market value of Shares of Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

Harel Gadot	77,846	–	$4.20	9/01/2024	–	–	–	–
	81,752	39,095	15.75	9/14/2027
Hezi Himelfarb	-	-	-	-	–	–	–	–
David Ben Naim	3,500	1,500	15.30	12/28/2027	–	–	–	–

Harel Gadot Employment Agreement

The Company entered into an employment agreement (the “Gadot Agreement”) with Harel Gadot on November 28, 2016, to serve as the Company’s Chairman of the Board of Directors and Chief Executive Officer, on an indefinite basis subject to the termination provisions described in the Agreement. Pursuant to the terms of the Gadot Agreement, Mr. Gadot shall receive an annual base salary of $360,000. The salary will be reviewed on an annual basis by the Compensation Committee of the Company to determine potential increases taking into account such performance metrics and criteria as established by the Executive and the Company. On February 25, 2020, Mr. Gadot’s annual base salary was increased from $360,000 to $450,000, retroactive to January 1, 2020

Mr. Gadot shall also be entitled to receive a target annual cash bonus of up to a maximum amount of 40% of base salary, which maximum amount was paid for the 2019 fiscal year. Effective as of January 1, 2020, Mr. Gadot’s annual bonus pursuant to the Gadot Agreement was increased from 40% of his annual salary to 60% of his annual salary.

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

Effective as of February 1, 2019, Mr. Himelfarb resigned from all positions with the Company. Effective as of February 1, 2019, Mr. Himelfarb also resigned from his position as General Manager of Microbot Medical Ltd., a wholly-owned subsidiary of the Company. Notwithstanding the foregoing, as a result of certain termination provisions of the Himelfarb Agreement, Mr. Himelfarb was entitled to six months of compensation as a result of such resignation. As of December 2019, all the options granted to Mr. Himelfarb were forfeited.

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

Pursuant to the Agreement, the Company shall pay the Service Provider a fixed fee of NIS 22,000, or the equivalent of approximately $6,285 per month based on an exchange rate of $.286 for NIS1.0, plus VAT per month, and the Company shall reimburse DBN Finance Services for reasonable and customary out of pocket expenses incurred by it or Mr. Ben Naim connection with the performance of the duties under the Services Agreement. In addition, the Company shall maintain for the benefit of Mr. Ben Naim, a Directors and Officers insurance policy, according to the Company’s policy for other directors and officers of the Company.

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

Dr. Eyal Morag Employment Agreement

We entered into an employment agreement (the “Morag Agreement”), as of February 18, 2020, with Dr. Morag, to serve as the Company’s Chief Medical Officer, commencing June 15, 2020 (as such date may be changed upon agreement between the Company and Dr. Morag; the “Commencement Date”) on an indefinite basis subject to the termination provisions described in the Morag Agreement. Pursuant to the terms of the Morag Agreement, Dr. Morag shall receive a base salary of NIS 64,000 per month plus Global Overtime (as defined in the Morag Agreement) of NIS 16,000 per month.

Dr. Morag shall also be entitled to receive a target annual cash bonus, based on certain milestones, of up to a maximum amount of 30% of his annual salary.

Dr. Morag shall be further entitled to a monthly automobile allowance not to exceed NIS 4,800 per month plus expenses and applicable taxes, and shall be granted options to purchase 25,000 shares of common stock of the Company based on vesting and other terms set forth in the Morag Agreement.

Pursuant to the Morag Agreement, the Company shall pay an amount equal to 8.33% of Dr. Morag’s salary to be allocated for severance pay, 6.5% of Dr. Morag’s salary to be allocated for pension savings and 7.5% to be allocated to an educational fund. The Company may have additional payment obligations for disability insurance as specified in the Morag Agreement.

During the initial 24 months following the Commencement Date (“Initial Period”), either the Company or Dr. Morag may terminate the Morag Agreement at its discretion at any time by providing the other party with a three months (or, following the Initial Period, six months) prior written notice of termination (the “Advance Notice Period”).

The Company may terminate the Morag Agreement “For Cause” (as defined in the Morag Agreement) at any time by written notice without the Advance Notice Period.

In the event that the Company terminates Dr. Morag’s employment during the Initial Period other than For Cause, Dr. Morag shall be entitled to a one-time payment in an amount equal to his annual salary as of the date of termination of employment multiplied by the balance time between the end of the Advance Notice Period and until the end of the Initial Period.

The Morag Agreement contains customary non-competition and non-solicit provisions pursuant to which Dr. Morag agrees not to compete and solicit with the Company. Dr. Morag also agreed to customary terms regarding confidentiality and ownership of intellectual property.

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

The following table summarizes cash-based and equity compensation information for our outside directors, including annual Board and committee retainer fees and meeting attendance fees, for the year ended December 31, 2019:

Name	Fees earned or paid in cash	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Yoav Waizer	$41,250	$-	$20,469	$-	$-	$-	$61,719
Yoseph Bornstein	44,500	-	20,469	-	-	-	64,969
Scott Burell	44,350	-	20,469	-	-	-	64,819
Martin Madden	43,000	-	20,469	-	-	-	63,469
Prattipati Laxminarain	30,500	-	20,469	-	-	-	50,969

(1)	Amounts shown do not reflect cash compensation actually received by the director. Instead, the amounts shown are the non-cash aggregate grant date fair values of stock option awards made during the period presented as determined pursuant to ASC Topic 718 and excludes the effect of forfeiture assumptions. The assumptions used to calculate the fair value of stock option awards are set forth under Note 9 to the Consolidated Financial Statements of the Company included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Mr. Gadot received compensation for his services to the Company as set forth under the summary compensation table above. The above table does not include Ms. Stockburger, who was appointed as a director subsequent to December 31, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number of shares of our common stock beneficially owned, as of April 27, 2020, by (i) each of our directors, (ii) each of our named executive officers, (iii) all of our current directors and executive officers as a group, and (iv) all those known by us to be to a beneficial owner of more than 5% of the Company’s common stock. In general, “beneficial ownership” refers to shares that an individual or entity has the power to vote or dispose of, and any rights to acquire common stock that are currently exercisable or will become exercisable within 60 days of April 27, 2020. We calculated percentage ownership in accordance with the rules of the SEC. The percentage of common stock beneficially owned is based on 7,103,260 shares outstanding as of April 27, 2020. In addition, shares issuable pursuant to options or other convertible securities that may be acquired within 60 days of April 27, 2020 are deemed to be issued and outstanding and have been treated as outstanding in calculating and determining the beneficial ownership and percentage ownership of those persons possessing those securities, but not for any other persons.

This table is based on information supplied by each director, officer and principal stockholder of the Company. Except as indicated in footnotes to this table, the Company believes that the stockholders named in this table have sole voting and investment power with respect to all shares of Common Stock shown to be beneficially owned by them, based on information provided by such stockholders. Unless otherwise indicated, the address for each director, executive officer and 5% or greater stockholders of the Company listed is: c/o Microbot Medical Inc., 25 Recreation Park Drive, Unit 108, Hingham, MA 02043.

Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Common Stock Beneficially Owned
Directors and Executive Officers
Harel Gadot(1)	303,145	4.17%
Yoav Waizer(2)	3,245	*
Yoseph Bornstein(3)	305,273	4.30%
Scott Burell(2)	3,245	*
Martin Madden(2)	3,245	*
David Ben Naim(2)	3,875	*
Prattipati Laxminarain(2)	3,245	*
Aileen Stockburger	-	-
All current directors and executive officers as a group (8 persons)(4)(5)	625,273	8.58%

*	Less than 1%.

(1)	Includes (i) 136,847 shares of our common stock owned by MEDX Ventures Group LLC, (ii) 77,864 shares of our common stock issuable upon the exercise of options granted to MEDX Ventures Group LLC, and (iii) 88,434 shares of our common stock issuable upon the exercise of options granted to Mr. Gadot. Mr. Gadot is the Chief Executive Officer, Company Group Chairman and majority equity owner of MEDX Venture Group, LLC and thus may be deemed to share voting and investment power over the shares and options beneficially owned by this entity.

(2)	Represents options to acquire shares of our common stock.

(3)	Represents (i) 302,028 shares of our common stock owned by LSA - Life Science Accelerator Ltd. and (ii) 3,245 shares of our common stock issuable to Mr. Bornstein upon exercise of options. Based on representations and other information made or provided to the Company by Mr. Bornstein, Mr. Bornstein is the CEO and Director of LSA - Life Science Accelerator Ltd. and of Shizim Ltd., and Mr. Bornstein is the majority equity owner of Shizim Ltd. Shizim Ltd. is the majority equity owner of LSA - Life Science Accelerator Ltd. Accordingly, Mr. Bornstein may be deemed to share voting and investment power over the shares beneficially owned by these entities and has an address of 16 Iris Street, Rosh-Ha’Ayin Israel 4858022.

(4)	Includes shares of our common stock issuable upon the exercise of options as set forth in footnotes (1), (2) and (3).

(5)	Does not include Dr. Eyal Morag, who has not commenced employment with the Company as of April 27, 2020.

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

There have been no related party transactions or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Director Independence

NASDAQ’s listing standards and the Company’s Corporate Governance Guidelines require that the Company’s Board of Directors consist of a majority of independent directors, as determined under the applicable NASDAQ listing rules.

The independent members of our Board are Messrs. Waizer, Bornstein, Burell, Madden, and Laxminarain, and Ms. Stockburger.

Item 14. Principal Accountant Fees and Services.

Audit and Tax Fees

The Board, upon the recommendation of the Audit Committee, has selected the independent accounting firm of Brightman Almagor Zohar & Co., a Member of Deloitte Touche Tohmatsu Limited, to audit the accounts of the Company for the year ending December 31, 2019.

The Audit Committee considered the tax compliance services provided by Brightman Almagor Zohar & Co., concluded that provision of such services is compatible with maintaining the independence of the independent accountants, and approved the provision by Brightman Almagor Zohar & Co. of tax compliance services with respect to the year ending December 31, 2019.

The Audit Committee received the following information concerning the fees of the independent accountants for the years ended December 31, 2019 and 2018, has considered whether the provision of these services is compatible with independence of the independent accountants, and concluded that it is:

	Year Ended
	12/31/19	12/31/18
Audit Fees (1)	$50,000	$50,000
Audit-Related Fees	–	–
Tax Fees	9,000	9,000
All Other Fees (2)	-	17,000

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Amendment:

Exhibit Number	Description of Document
31.1	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Harel Gadot, Chief Executive Officer)
31.2	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (David Ben Naim, Chief Financial Officer)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Harel Gadot, Chief Executive Officer)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (David Ben Naim, Chief Financial Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROBOT MEDICAL INC.

/s/ Harel Gadot
Harel Gadot
President, Chief Executive Officer and Chairman
Dated: April 29, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harel Gadot	Chairman, President and Chief Executive Officer	April 29, 2020
Harel Gadot	(Principal Executive Officer)

/s/ David Ben Naim	Chief Financial Officer	April 29, 2020
David Ben Naim	(Principal Financial and Accounting Officer)

/s/ Yoav Waizer	Director	April 29, 2020
Yoav Waizer

/s/ Yoseph Bornstein	Director	April 29, 2020
Yoseph Bornstein

/s/ Prattipati Laxminarain	Director	April 29, 2020
Prattipati Laxminarain

/s/ Scott Burell	Director	April 29, 2020
Scott Burell

/s/ Martin Madden	Director	April 29, 2020
Martin Madden

/s/ Aileen Stockburger	Director	April 29, 2020
Aileen Stockburger