Form 10-Q
period 2020-03-31
Microbot Medical Inc.
filed 2020-05-15
CIK 883975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,103,260 shares of Common Stock, $0.01 par value at May 15, 2020.

MICROBOT MEDICAL INC. AND SUBSIDIARIES

i

MICROBOT MEDICAL INC.

Interim Consolidated Balance Sheets

U.S. dollars in thousands

(Except share and per share data)

		As of	As of
	Notes	March 31, 2020	December 31, 2019
		(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents		$29,585	$28,771
Marketable security		-	2,521
Restricted cash		76	4,358
Prepaid expenses and other assets		442	286
Total current assets		30,103	35,936

Property and equipment, net		279	228
Operating right-of-use assets	3	916	962
Total assets		$31,298	$37,126

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payables		$204	$284
Provision for extinguishment dispute		-	3,604
Lease liabilities	3	176	143
Accrued liabilities		547	795
Total current liabilities		927	4,826

Non current liabilities:
Long-term lease liabilities	3	693	760
Total liabilities		1,620	5,586

Commitments and contingencies	4

Stockholders’ equity:

Common stock; $001 par value; 60,000,000 shares authorized as of March 31, 2020 and December 31, 2019 7,103,260 and 7,185,628 shares issued and outstanding as of March 31, 2020 and December 31, 2019	5	71	72
Additional paid-in capital		66,923	69,954
Treasury shares		-	(3,375)
Accumulated deficit		(37,316)	(35,111)
Total stockholders’ equity		29,678	31,540
Total liabilities and stockholders’ equity		$31,298	$37,126

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Consolidated Statements of Operations

U.S. dollars in thousands

(Except share and per share data)

	For the Three Months Ended March 31,
	2020	2019
	Unaudited
Research and development	$691	$587
General and administrative	1,472	1,329
Operating loss	(2,163)	(1,916)

Financing expenses, net	(42)	(45)

Net loss	$(2,205)	$(1,961)

Basic and diluted net loss per share	$(0.31)	$(0.48)
Basic and diluted weighted average common shares outstanding	7,154,245	4,086,223

The accompanying notes are an integral part of these consolidated financial statements.

2

MICROBOT MEDICAL INC.

Interim Consolidated Statements of Comprehensive Loss

U.S. dollars in thousands

(Except share and per share data)

	For the Three Months Ended March 31,
	2020	2019
	Unaudited
Net loss	$(2,205)	$(1,961)
Other comprehensive loss:
Net unrealized loss on available for sale security	-	(* )
Comprehensive loss	$(2,205)	$(1,961)

(*) Represents amount less than 1.

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Consolidated Statements of Shareholder’s Equity

U.S. dollars in thousands

(Except share and per share data)

	Common Stock		Additional Paid-In Capital	Cancellation of treasury Shares	Accumulated other comprehensive	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	income	Amount	Amount

Balances, December 31, 2019(Audited)	7,185,628	$72	$69,954	$(3,375)	$-	$(35,111)	$31,540
Exercise of options	965	-	-	-	-	-	-
Cancellation of treasury common stock	(83,333)	(1)	(3,374)	3,375	-	-	-
Share-based compensation	-	-	343	-	-	-	343
Net loss	-	-	-	-	-	(2,205)	(2,205)
Balances, March 31, 2020(Unaudited)	7,103,260	$71	$66,923	$-	$-	$(37,316)	$29,678

Balances, December 31, 2018(Audited)	3,012,343	$31	$32,538	$(3,375)	$-	$(27,864)	$1,330

Share-based compensation	-	-	315	-	-	-	315
Issuance of common stock and warrants net of issuance expenses	1,295,323	12	9,532	-	-	-	9,544
Unrealized loss on marketable debt security	-	-	-	-	(*)	-	-
Net loss	-	-	-	-	-	(1,961)	(1,961)
Balances, March 31, 2019(Unaudited)	4,307,666	$43	$42,385	$(3,375)	$ (*)	$(29,825)	$9,228

(*) Less than 1

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Consolidated Statements of Cash Flows

U.S. dollars in thousands

(Except share and per share data)

	For the Three Months Ended March 31,
	2020	2019
	Unaudited
Operating activities:
Net loss	$(2,205)	$(1,961)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	17	11
Amortization of discount (premium) on marketable debt security	-	(*)
Share-based compensation expense	343	315
Changes in assets and liabilities:
Prepaid expenses and other assets	(110)	(445)
Other payables and accrued liabilities	(3,966)	(643)
Net cash flows from operating activities	(5,921)	(2,723)
Investing activities:
Purchase of property and equipment	(68)	-
Proceeds from sales of marketable security	2,521	-
Purchase of marketable security	-	(2,496)
Net cash flows from investing activities	2,453	(2,496)
Financing activities:
Issuance of common stock and warrants, net of issuance costs	-	9,562
Net cash flows from financing activities	-	9,562

Increase (decrease) in cash, cash equivalents and restricted cash	(3,468)	4,343
Cash, cash equivalents and restricted cash at beginning of period	33,129	5,263
Cash, cash equivalents and restricted cash at ending of period	$29,661	$9,606
Supplemental disclosure of cash flow information:

Cash received from interest	$-	$8

(*) Less than 1

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands

(Except share and per share data)

NOTE 1 - GENERAL

A.	Description of business:

Microbot Medical Inc. (with its subsidiaries if the context so provides, the “Company,” “we”, “us” or “our”) is a pre-clinical medical device company specializing in the research, design and development of next generation micro-robotics assisted medical technologies targeting the minimally invasive surgery space. The Company is primarily focused on leveraging its micro-robotic technologies with the goal of redefining surgical robotics while improving surgical outcomes for patients.

It was incorporated on August 2, 1988 in the State of Delaware under the name Cellular Transplants, Inc. The original Certificate of Incorporation was restated on February 14, 1992 to change the name of the Company to Cyto Therapeutics, Inc. On May 24, 2000, the Certificate of Incorporation as restated was further amended to change the name of the Company to StemCells, Inc.

On November 28, 2016, the Company consummated a transaction pursuant to an Agreement and Plan of Merger, dated August 15, 2016, with Microbot Medical Ltd., a private medical device company organized under the laws of the State of Israel (“Microbot Israel”). On the same day and in connection with the transaction, the Company changed its name from StemCells, Inc. to Microbot Medical Inc. On November 29, 2016, the Company’s common stock began trading on the Nasdaq Capital Market under the symbol “MBOT”.

B.	Use of estimates:

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

Operating results for the three-month period ended March 31, 2020, are not necessarily indicative of the results that may be expected for the year ended December 31, 2020.

Risk Factors:

To date, the Company has not generated revenues from its operations. As of March 31, 2020, the Company had unrestricted cash and cash equivalent balance of approximately $29,661, which management believes is sufficient to fund its operations for more than 12 months from the date of issuance of these financial statements and sufficient to fund its operations necessary to continue development activities of its current proposed products.

Due to continuing research and development activities, the Company expects to continue to incur additional losses for the foreseeable future. While management of the Company believes that it has sufficient funds for more than 12 months, the Company may nevertheless seek to raise additional funds through future issuances of either debt and/or equity securities and possibly additional grants from the Israeli Innovation Authority and other government institutions. The Company’s ability to raise additional capital in the equity and debt markets is dependent on a number of factors, including, but not limited to, the market demand for the Company’s stock, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to the Company.

An epidemic of the coronavirus disease (“COVID-19”) is ongoing throughout the world. As the outbreak is still evolving, much of its ultimate impact remains unknown. As of this filing, it is impossible to predict the effect and outcome of the global spread of COVID-19. COVID-19 may cause significant delays and disruptions to our clinical trials and our interactions with the FDA. If the patients involved with our clinical trials become infected with COVID-19, we may have more adverse events and deaths in our clinical trials as a result. We may also face difficulties enrolling patients in our clinical trials if the patient populations that are eligible for our clinical trials are impacted by COVID-19. Additionally, if our clinical trial patients are unable to travel to our clinical trial sites as a result of quarantines or other restrictions resulting from COVID-19, we may experience higher drop-out rates or delays in our clinical trials, and some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services, which could impact the Company’s ability to determine the efficacy or safety of its devices. Site initiation and patient enrollment may also be delayed due to prioritization of hospital resources toward the COVID-19 outbreak.

Additionally, travel restrictions have been implemented with respect to certain countries in an effort to contain COVID-19, and several countries have expanded screenings of travelers. As travel restrictions are increasingly implemented and extended to other countries, the Company and its contract research organizations may be unable to visit its clinical trial sites and monitor the data from its clinical trials on timely basis. The Company’s employees may also face travel restrictions, which would impact its business. Furthermore, some of the Company’s manufacturers and suppliers are in Europe and may be impacted by port closures and other restrictions resulting from the coronavirus outbreak, which may disrupt the Company’s supply chain or limit its ability to obtain sufficient materials for our products.

The ultimate impact of the COVID-19 outbreak or a similar health epidemic is highly uncertain and subject to change, and the Company cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if the Company or any of the third parties with whom the Company’s engages, including the suppliers, clinical trial sites, contract research organizations, regulators, including the FDA health care providers and other third parties with whom the Company conducts business, were to experience shutdowns or other business disruptions, the Company’s ability to conduct our business and operations could be materially and negatively impacted, which could prevent or delay the Company from obtaining approval for its devices.

MICROBOT MEDICAL INC.

Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands

(Except share and per share data)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 3 - LEASES

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

MICROBOT MEDICAL INC.

Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands

(Except share and per share data)

As of March 31, 2020, the Company’s ROU assets and lease liabilities for operating leases totaled $916 and $869, respectively.

Supplemental cash flow information related to operating leases was as follows:

As of March 31, 2020

Cash payments for operating leases	$27

Undiscounted maturities of operating lease payments as March 31, 2020 are summarized as follows:

Operating Leases

2020 (Remainder of the year)	$182
2021	228
2022	174
2023	168
2024	170
2025	150
Total future lease payments	1,072
Less imputed interest	(203)
Total lease liability balance	$869

Leases recorded on the balance sheet consist of the following:

As of March 31, 2020
Assets
Operating lease right of use asset	$916

Liabilities
Operating lease - current	176
Operating lease - non-current	693
$869

As of March 31, 2020

Operating leases weighted average remaining lease term (in years)	2.75
Operating leases weighted average discount rate	9%

MICROBOT MEDICAL INC.

Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands

(Except share and per share data)

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Government Grants:

Microbot Israel obtained from the Israeli Innovation Authority (“IIA”) grants for participation in research and development for the years 2013 through March 31, 2020 in the total amount of approximately $1,500 and, in return, Microbot Israel is obligated to pay royalties amounting to 3%-3.5% of its future sales up to the amount of the grant. The grant is linked to the exchange rate of the dollar to the New Israeli Shekel and bears interest of Libor per annum.

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

The study in Washington U. includes several phases. The first phase (initial research) was completed. An agreement on the second phase was entered in September 2018 with total expected costs of approximately $248. As of March 31, 2020, this study is still on going and will be extended to continue until March 15, 2021. Pursuant to the Research Agreement, all rights, title and interest in the data, information and results obtained or arrived at by Washington U. in the performance of its services under the Research Agreement, as well as any patentable inventions obtained or arrived at in the performance of such services, will be jointly owned by the Company and Washington U., and each will have full right to practice and grant licenses in joint inventions. Additionally, Washington U. granted to the Company: (a) a non-exclusive, worldwide, royalty-free, fully paid-up, perpetual and irrevocable license to use and practice patentable inventions (other than joint inventions and improvements to Washington U.’s animal models) obtained or arrived at by Washington U. in the provision of its services under the Research Agreement (“University Inventions”) with respect to the self-cleaning shunt; and (b) an exclusive option to obtain an exclusive worldwide license in University Inventions, on terms to be negotiated between the parties.

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

Litigation:

Litigation Resulting from 2017 Financing

In February 2020, the Company lost its appeal of an adverse judgment in the lawsuit captioned Sabby Healthcare Master Fund Ltd. and Sabby Volatility Warrant Master Fund Ltd., Plaintiffs, against Microbot Medical Inc., Defendant, in the Supreme Court of the State of New York, County of New York (Index No. 654581/2017). As a result, the Securities Purchase Agreement (the “SPA”) related to the Company’s June 8, 2017 equity financing (the “Financing”) was rescinded as it related to Sabby Healthcare Master Fund Ltd. and Sabby Volatility Warrant Master Fund Ltd. (“Sabby”), and the Company paid approximately $3,700 to Sabby in return for the 83,333 (post-stock split) shares of common stock Sabby purchased pursuant to the SPA. Soon after, the Company was named as the defendant in a lawsuit captioned Empery Asset Master Ltd., Empery Tax Efficient, LP, Empery Tax Efficient II, LP, Hudson Bay Master Fund Ltd., Plaintiffs, against Microbot Medical Inc., Defendant, in the Supreme Court of the State of New York, County of New York (the “Court”) (Index No. 651182/2020). The complaint alleges, among other things, that the Company breached multiple representations and warranties contained in the SPA, of which the Plaintiffs participated, and fraudulently induced Plaintiffs into signing the SPA. The complaint seeks rescission of the SPA and return of the Plaintiffs’ $6,750 purchase price with respect to the Financing. The Company filed a Motion to Dismiss on March 16, 2020, which Motion is pending before the Court.

Alliance Litigation

On April 28, 2019, the Company brought an action against Alliance Investment Management, Ltd. (“Alliance”) in the Southern District of New York under Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. 78p(b), to compel Alliance to disgorge short swing profits realized from purchases and sales of the Company’s securities within a period of less than six months, executed while Alliance reported beneficial ownership of more than 10% of the Company’s outstanding common stock and statutory “insider” status for purposes of the statute. The case is Microbot Medical Inc. v. Alliance Investment Management, Ltd., No. 19-cv-3782-GBD (SDNY). The amount of profits the Company is seeking to divest is estimated to be approximately $468.

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

On March 6, 2020 the Company filed a motion for judgment on its 16(b) claim against Mona, together with a motion to dismiss Mona’s 10(b) counterclaim. Such motion was fully briefed as of April 26, 2020 and is pending. All parties are currently scheduled to appear in court on July 21, 2020.

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

In addition, Mr. Gadot received a one-time special bonus equal to 60% of his newly-approved annual base salary. Mr. Gadot was also awarded non-qualified options to purchase 166,666 shares of Company common stock at an exercise price per share of $9.64, which vest in full on the one-year anniversary of the date of grant and expire on the ten-year anniversary (See note 5).

MICROBOT MEDICAL INC.

Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands

(Except share and per share data)

NOTE 5 - SHARE CAPITAL

Share Capital Developments:

As of March 31, 2020, the Company had 7,103,260 shares of common stock issued and outstanding.

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

Employee Stock Option Grant

On January 21, 2019, the board of directors approved a grant of stock options to purchase an aggregate of up to 11,630 shares of common stock to certain of its directors, at an exercise price per share of $8.60. The stock options vest over a period of 3 years as outlined in the option agreements. As a result, the Company recognized compensation expenses as of March 31, 2020 and 2019 in the total amount of $7 and $24, respectively, included in general and administrative expenses.

On August 12, 2019, the board of directors approved a grant of stock options to purchase an aggregate of up to 17,503 shares of common stock to certain of its employees, at an exercise price per share of $5.95. The stock options vest over a period of 3 years as outlined in the option agreements. As a result, the Company recognized compensation expenses as of March 31, 2020 and 2019 in the total amount of $11 and $0, respectively, included in general and administrative expenses.

On October 23, 2019, the board of directors approved a grant of stock options to purchase an aggregate of up to 19,760 shares of common stock to certain of its directors, at an exercise price per share of $5.06. The stock options vest over a period of 3 years as outlined in the option agreements. As a result, the Company recognized compensation expenses as of March 31, 2020 and 2019 in the total amount of $7 and $0, respectively, included in general and administrative expenses.

On February 25, 2020, the board of directors approved a grant of stock options to purchase an aggregate of up to 166,666 shares of common stock to Mr. Harel Gadot, the Company’s Chairman of the Board, President and CEO, at an exercise price per share of $9.64. The stock options vest in full on the one-year anniversary of the date of grant as outlined in the option agreement. As a result, the Company recognized compensation expenses as of March 31, 2020 and 2019 in the total amount of $144 and $0, respectively, included in general and administrative expenses.

MICROBOT MEDICAL INC.

Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands

(Except share and per share data)

A summary of the Company’s option activity related to options to employees and directors, and related information is as followed:

	As of March 31, 2020
	Number of stock options	Weighted average exercise price

Outstanding at beginning of period	371,360	$11.50
Granted	166,666	9.64
Exercise	(965)	-
Forfeited	-	-
Cancelled	-	-
Outstanding at end of period	537,061	$9.35

Vested at end of period	285,742	$8.70

	For the Year ended December 31, 2019
	Number of stock options	Weighted average exercise price

Outstanding at beginning of period	398,308	$11.50
Granted	48,893	6.20
Forfeited	(28,690)	-
Cancelled	(47,151)	-
Outstanding at end of period	371,360	$9.19

Vested at end of period	270,827	$8.48

The intrinsic value is calculated as the difference between the fair market value of the common stock and the exercise price, multiplied by the number of in-the-money stock options on those dates that would have been received by the stock option holders had all stock option holders exercised their stock options on those dates as of March 31, 2020 and 2019, respectively.

As of March 31, 2020, and 2019, the aggregate intrinsic value of the outstanding options is $456 and $761 respectively, and the aggregate intrinsic value of the exercisable options is $446 and $761, respectively.

As of March 31, 2020, there were approximately $2,267 of total unrecognized compensation costs, net of expected forfeitures, related to unvested share-based compensation awards granted under the Share Incentive Plan. The costs are expected to be recognized over a weighted average period of 1.11 years

MICROBOT MEDICAL INC.

Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands

(Except share and per share data)

The stock options outstanding as of March 31, 2020 and December 31, 2019, summarized by exercise prices, are as follows:

Exercise price $	Stock options outstanding as of March 31, 2020	Stock options outstanding as of December 31, 2019	Weighted average remaining contractual life – years as of March 31, 2020	Weighted average remaining contractual life – years as of December 31, 2019	Stock options exercisable as of March 31, 2020	Stock options exercisable as of December 31, 2019

4.20	77,846	77,846	5.8	6.0	77,846	77,846
15.75	133,546	133,546	7.5	7.8	98,276	90,641
8.60	11,630	11,630	9.7	9.9	6,385	5,515
9.00	10,000	10,000	8.5	8.8	5,500	4,750
9.64	166,666	-	1.0	-	-	-
5.95	17,503	17,503	9.5	9.7	4375	-
5.06	19,760	19,760	9.6	9.8	-	-
15.30	38,533	38,533	7.8	8.0	31,783	29,533
(*)	61,577	62,542	6.5	6.8	61,577	62,542
	537,061	371,360	7.3	8.3	285,742	270,827

(*) Less than $0.01.

Compensation expense recorded by the Company for its stock-based employee compensation awards in accordance with ASC 718-10 for the three months ended March 31, 2020 and 2019 was $343 and $315, respectively.

The grant date fair values of stock options granted in the years ended March 31, 2020 and 2019 were estimated using the Black-Scholes valuation model with the following:

	As of March 31, 2020	Year ended December 31, 2019

Expected volatility	135.60%	132.63%-144.4%
Risk-free interest	1.20%	1.49%-2.62%
Dividend yield	0%	0%
Expected life of up to (years)	6	5.282

MICROBOT MEDICAL INC.

Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands

(Except share and per share data)

Warrants

The remaining outstanding warrants and terms as of March 31, 2020 and December 31, 2019 are as follows:

Issuance date	Outstanding as of March 31, 2020	Outstanding as of December 31, 2019	Exercise Price	Exercisable as of March 31, 2020	Exercisable Through

Series A (2013) (*)	183	183	$2,754.00	183	April 9, 2023
Series A (2015) (*)	683	683	$1,377.00	683	April 30, 2020
Series B (2016) (a)(*)	2,770	2,770	$40.50	2,770	March 14, 2022
Warrant to underwriters – 1/2019	22,767	22,767	$8.13	22,767	July 14, 2022
Warrant to underwriters – 1/2019	29,500	29,500	$12.50	29,500	July 15, 2022
Warrant to underwriters – 1/2019	12,500	12,500	$12.50	12,500	January 15, 2020
Warrant to underwriters – 12/2019	45,643	45,643	$13.13	-	June 27, 2023
Warrant to underwriters – 12/2019	47,619	47,619	$13.13	-	June 30, 2023
Warrant to underwriters – 12/2019	45,045	45,045	$13.88	-	June 25, 2023

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The following discussion should be read in conjunction with our unaudited financial statements and related notes included in Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Certain information contained in this MD&A includes “forward-looking statements.” Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition and results of operations, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our existing and proposed business, including many assumptions regarding future events. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including those risks described in detail in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Microbot expects that its general and administrative expenses may increase in the future as it expands its operating activities, maintains and expands its patent portfolio and incurs costs associated with being a public company and maintaining compliance with exchange listing and SEC requirements. Microbot expects these potential increases will likely include management costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums and expenses associated with investor relations.

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

Results of Operations

Comparison of Three Months Ended March 31, 2020 and 2019

The following table sets forth the key components of Microbot’s results of operations for the three months ended March 31, 2020 and 2019 (in thousands):

	Quarter Ended March 31,		Increase/
	2020	2019	(Decrease)
Research and development expenses, net	$691	$587	$104
General and administrative expenses	1,472	1,329	143
Financing expenses, net	42	45	(3)

Research and Development Expenses. Microbot’s research and development expenses were approximately $691,000 for the three months ended March 31, 2020, compared to approximately $587,000 for the same period in 2019. The increase in research and development expenses of approximately $104,000 in 2020 was primarily due to decrease in grant received from the IIA and increase in professional services relating to development expenses. Microbot expects its research and development expenses to continue to increase over time as Microbot advances its development programs and begins pre-clinical and clinical trials for its product candidates.

General and Administrative Expenses. General and administrative expenses were approximately $1,472,000 for the three months ended March 31, 2020, compared to approximately $1,329,000 for the same period in 2019. The increase in general and administrative expenses of approximately $143,000 in 2020 was primarily due to the payment of a one-time bonus and increases in public relations expenses and rent, offset by a decrease in professional services expenses relating to legal fees. Microbot believes its general and administrative expenses may increase over time as it advances its programs, increases its headcount and operating activities and incurs expenses associated with being a public company.

Financing Expenses. Financing expenses, net were approximately $42,000 for the three months ended March 31, 2020, compared to finance income of approximately $45,000 for the same period in 2019.

Liquidity and Capital Resources

Microbot has incurred losses since inception and negative cash flows from operating activities for the three months ended March 31, 2020 and the fiscal year ended December 31, 2019. As of March 31, 2020, Microbot had a net working capital of approximately $29,176,000, consisting primarily of cash and cash equivalents. This compares to net working capital of approximately $31,110,000 as of December 31, 2019. Microbot anticipates that it will continue to incur net losses for the foreseeable future as it continues research and development efforts of its product candidates, hires additional staff, including clinical, scientific, operational, financial and management personnel, and incurs additional costs associated with being a public company.

Microbot has funded its operations through the issuance of capital stock, grants from the Israeli Innovation Authority (“IIA”), and convertible debt. Since inception (November 2010) through March 31, 2020, Microbot has raised net cash proceeds of approximately $54,770,000, and incurred a total cumulative loss of approximately $37,316,000. Microbot recently returned $3,375,000 (before interest) of such proceeds as a result of an adverse outcome in a litigation that concluded in the three months ended March 31, 2020, and is now subject to an additional lawsuit seeking the return of an additional $6,750,000 (before interest) of such proceeds.

Microbot Israel obtained from the IIA grants for participation in research and development for the years 2013 through March 31, 2020 in the total amount of approximately $1,500,000 and, in return, Microbot Israel is obligated to pay royalties amounting to 3%-3.5% of its future sales up to the amount of the grant. The grant is linked to the exchange rate of the dollar to the New Israeli Shekel and bears interest at an annual rate of USD LIBOR. Under the terms of the grant and applicable law, Microbot is restricted from transferring any technologies, know-how, manufacturing or manufacturing rights developed using the grant outside of Israel without the prior approval of the Israel Innovation Authority. Microbot has no obligation to repay the grant, if the SCS project fails, is unsuccessful or aborted before any sales are generated. The financial risk is assumed completely by the IIA.

Microbot believes that its net cash will be sufficient to fund its operations for at least 24 months and fund operations necessary to continue development activities of its product candidates. However, in the event we are unsuccessful in our current litigation with certain investors, pursuant to which they are seeking the return of $6,750,000 (plus interest) in proceeds we received from them in a 2017 stock offering, we may have funds for less than 24 months. In either case, management believes that Microbot has sufficient net cash to fund its operations necessary to continue development activities of its current proposed products for at least 12 months from the issuance date of this Quarterly Report on Form 10-Q.

Microbot plans to continue to fund its research and development and other operating expenses, other development activities relating to additional product candidates, and the associated losses from operations, through its existing cash and possibly additional grants from the IIA. Microbot may also raise capital through future issuances of debt and/or equity securities. These issuances may be opportunistic and even if the company has enough funds at such time for operations for more than 12-24 months. The capital raises from issuances of convertible debt and equity securities could result in additional dilution to Microbot’s shareholders. In addition, to the extent Microbot determines to incur additional indebtedness, Microbot’s incurrence of additional debt could result in debt service obligations and operating and financing covenants that would restrict its operations. Microbot can provide no assurance that financing will be available in the amounts it needs or on terms acceptable to it, if at all. If Microbot is not able to secure adequate additional working capital when it becomes needed, it may be required to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned research programs. Any of these actions could materially harm Microbot’s business.

Cash Flows

The following table provides a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Three months ended March 31,
	2020	2019
Net cash used in operating activities	$(5,921)	$(2,723)
Net cash provided by (used in) investing activities	2,453	(2,496)
Net cash provided by financing activities	-	9,562
Net (decrease) increase in cash and cash equivalents and restricted cash	$(3,468)	$4,343

Comparison of the Three Months Ended March 31, 2020 and 2019

Cash used in operating activities for the three months ended March 31, 2020 was approximately $5,921,000, calculated by adjusting net loss from operations by approximately $3,716,000 to eliminate non-cash and expense items not involving cash flows such as depreciation and accumulated interest on convertible loans, as well as other changes in current assets and liabilities resulting in non-cash adjustments in the income statement. Cash used in operating activities for the three months ended March 31, 2019 was approximately $2,723,000, similarly adjusted by approximately $762,000.

Net cash provided by investing activities for the three months ended March 31, 2020 was approximately $2,453,000, compared to net cash used in investing activities of approximately $2,496,000 for the three months ended March 31, 2019, which consisted of marketable securities.

Net cash from financing activities of $0 for the three months ended March 31, 2020 compared to approximately $9,562,000 for the three months ended March 31, 2019 consisted of issuance of common stock and warrants.

Off-Balance Sheet Arrangements

Microbot has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Microbot’s cash and cash equivalents as of March 31, 2020 consisted of readily available checking and money market funds. Microbot’s primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in Microbot’s portfolio, a sudden change in market interest rates would not be expected to have a material impact on Microbot’s financial condition and/or results of operations. Microbot does not believe that its cash or cash equivalents have significant risk of default or illiquidity. While Microbot believes its cash and cash equivalents do not contain excessive risk, Microbot cannot provide absolute assurance that in the future its investments will not be subject to adverse changes in market value. In addition, Microbot maintains significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2020. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the management of the Company, have determined that as of March 31, 2020, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. The Company was required to amend a Form 8-K in March 2020 after it discovered an inconsistency between the disclosure therein and a press release incorporated by reference therein. The Company has implemented additional procedures to confirm such an event does not reoccur.

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

Alliance Litigation

On April 28, 2019, we brought an action against Alliance Investment Management, Ltd. (“Alliance”) in the Southern District of New York under Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. 78p(b), to compel Alliance to disgorge short swing profits realized from purchases and sales of our securities within a period of less than six months, executed while Alliance reported beneficial ownership of more than 10% of our outstanding common stock and statutory “insider” status for purposes of the statute. The case is Microbot Medical Inc. v. Alliance Investment Management, Ltd., No. 19-cv-3782-GBD (SDNY). The amount of profits we are seeking to divest is estimated to be approximately $468,000.

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

On March 6, 2020 we filed a motion for judgment on our 16(b) claim against Mona, together with a motion to dismiss Mona’s 10(b) counterclaim. The motion was fully briefed as of April 26, 2020 and is pending. All parties are currently scheduled to appear in court on July 21, 2020.

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

Not required for a Smaller Reporting Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The exhibits listed below are hereby furnished to the SEC as part of this report:

10.1	Employment Agreement with Dr. Eyal Morag (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on April 14, 2020)
31.1	Certification of Harel Gadot, Chairman, President and Chief Executive Officer
31.2	Certification of David Ben Naim, Chief Financial Officer
32.1	Certification of Harel Gadot, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of David Ben Naim, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1	XBRL Instance.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation.
101.DEF	XBRL Taxonomy Extension Definition.
101.LAB	XBRL Taxonomy Extension Labels.
101.PRE	XBRL Taxonomy Extension Presentation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of May, 2020.

MICROBOT MEDICAL INC.

By:	/s/ Harel Gadot
Name:	Harel Gadot
Title:	Chairman, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David Ben Naim
Name:	David Ben Naim
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

