Form 10-Q
period 2020-06-30
Microbot Medical Inc.
filed 2020-08-14
CIK 883975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,103,260 shares of Common Stock, $0.01 par value at August 13, 2020.

MICROBOT MEDICAL INC. AND SUBSIDIARIES

MICROBOT MEDICAL INC.

Interim Consolidated Balance Sheets

U.S. dollars in thousands

(Except share and per share data)

		As of June 30, 2020	As of December 31, 2019
	Notes	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents		$28,233	$28,771
Marketable security		-	2,521
Restricted cash		78	4,358
Prepaid expenses and other assets		457	286
Total current assets		28,768	35,936

Property and equipment, net		270	228
Operating right-of-use assets	3	869	962
Total assets		$29,907	$37,126

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payables		$146	$284
Provision for extinguishment dispute		-	3,604
Lease liabilities	3	188	143
Accrued liabilities		517	795
Total current liabilities		851	4,826

Non-current liabilities:
Long-term lease liabilities		667	760
Total liabilities		1,518	5,586

Commitments and contingencies	4

Stockholders’ equity:

Common stock; $0.01 par value; 60,000,000 shares authorized as of June 30, 2020 and December 31, 2019 7,103,260 and 7,185,628 shares issued and outstanding as of June 30, 2020 and December 31, 2019	5	71	72
Additional paid-in capital		67,489	69,954
Treasury shares		-	(3,375)
Accumulated deficit		(39,171)	(35,111)
Total stockholders’ equity		28,389	31,540
Total liabilities and stockholders’ equity		$29,907	$37,126

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Consolidated Statements of Operations

U.S. dollars in thousands

(Except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Research and development	$669	$741	$1,360	$1,364
General and administrative	1,215	804	2,687	2,097
Operating loss	(1,884)	(1,545)	(4,047)	(3,461)

Financing income (expenses), net	29	3	(13)	(42)
Net loss	$(1,855)	$(1,542)	$(4,060)	$(3,503)

Basic and diluted net loss per share	$(0.26)	$(0.36)	$(0.57)	$(0.83)

Basic and diluted weighted average common shares outstanding	7,103,260	4,307,666	7,128,752	4,197,566

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Consolidated Statements of Comprehensive Loss

U.S. dollars in thousands

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Net loss	$(1,855)	$(1,542)	$(4,060)	$(3,503)
Net unrealized loss on available for sale security	*	-	-	*
Comprehensive loss	$(1,855)	$(1,542)	$(4,060)	$(3,503)

(*) Represents amount less than 1 thousand.

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Consolidated Statements of Shareholder’s Equity (Unaudited)

U.S. dollars in thousands

(Except share and per share data)

	Common Stock		Additional Paid-In	Cancellation of Treasury	Accumulated Other Comprehensive			Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Income			Deficit	Equity

Balances, December 31, 2019	7,185,628	$72	$69,954	$(3,375)		$-		$(35,111)	$31,540
Exercise of options	965	-	-	-		-		-	-
Cancellation of treasury shares	(83,333)	(1)	(3,374)	3,375		-		-	-
Share-based compensation	-	-	909	-		-		-	909
Net loss	-	-	-	-		-		(4,060)	(4,060)
Balances, June 30, 2020	7,103,260	$71	$67,489	$-		$-		$(39,171)	$28,389

Balances, March 31, 2020	7,103,260	$71	$66,923	$-		$-		$(37,316)	$29,678
Share-based compensation	-	-	566	-		-		-	566
Net loss	-	-	-	-		-		(1,855)	(1,855)
Balances, June 30, 2020	7,103,260	$71	$67,489	$-		$-		$(39,171)	$28,389

Balances, December 31, 2018	3,012,343	$31	$32,538	$(3,375)	$			$(27,864)	$1,330
Issuance of common stock and warrants net of issuance expenses	1,295,323	12	9,532	-		-		-	9,544
Unrealized loss on marketable debt security						(*	)
Share-based compensation	-	-	610	-		-		-	610
Net loss	-	-	-	-		-		(3,503)	(3,503)
Balances, June 30, 2019	4,307,666	$43	$42,680	$(3,375)	$	(*	)	$(31,367)	$7,981

Balances, March 31, 2019	4,307,666	$43	$42,385	$(3,375)		$-		$(29,825)	$9,228
Share-based compensation	-	-	295	-		-		-	295
Net loss	-	-	-	-		-		(1,542)	(1,542)
Balances, June 30, 2019	4,307,666	$43	$42,680	$(3,375)		$-		$(31,367)	$7,981

(*) Less than one

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Consolidated Statements of Cash Flows

U.S. dollars in thousands

(Except share and per share data)

	For the Six Months Ended June 30,
	2020	2019
	(Unaudited)
Operating activities:
Net loss	$(4,060)	$(3,503)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	34	25
Amortization of discount (premium) on marketable debt security	-	(7)
Share-based compensation expense	909	610
Changes in assets and liabilities:
Prepaid expenses and other assets	(78)	333
Other payables and accrued liabilities	(693)	(658)
Net cash flows from operating activities	(3,888)	(3,200)
Investing activities:
Purchase of property and equipment	(76)	-
Proceeds from sales of marketable security	2,521	-
Purchase of marketable security	-	(2,496)
Net cash flows from investing activities	2,445	(2,496)
Financing activities:
Issuance of common stock and warrants, net of issuance costs	-	9,562
Repayment of shareholders investment	(3,375)	-
Net cash flows from financing activities	(3,375)	9,562

(Decrease) Increase in cash, cash equivalents and restricted cash	(4,818)	3,866
Cash, cash equivalents and restricted cash at beginning of period	33,129	5,263
Cash, cash equivalents and restricted cash at ending of period	$28,311	$9,129

Non-cash investing and financing activities:

Recognition of right-of-use asset and lease liability upon adoption of ASU 2016-02	$-	$630

Supplemental disclosure of cash flow information:

Cash received from interest	$31	$21

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

On November 28, 2016 (the “Merger”), the Company consummated a transaction pursuant to an Agreement and Plan of Merger with Microbot Medical Ltd., a private medical device company organized under the laws of the State of Israel (“Microbot Israel”). On the same day and in connection with the Merger, the Company changed its name from StemCells, Inc. to Microbot Medical Inc. On November 29, 2016, the Company’s common stock began trading on the Nasdaq Capital Market under the symbol “MBOT”.

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

C.	Unaudited Interim Financial Statements

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

Operating results for the three and six-month periods ended June 30, 2020, are not necessarily indicative of the results that may be expected for the year ended December 31, 2020.

D.	Risk Factors:

To date, the Company has not generated revenues from its operations. As of June 30, 2020, the Company had unrestricted cash and cash equivalent balance of approximately $28,311, which management believes is sufficient to fund its operations for more than 12 months from the date of issuance of these financial statements and sufficient to fund its operations necessary to continue development activities of its current proposed products.

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

An epidemic of the coronavirus disease (“COVID-19”) is ongoing throughout the world. As the outbreak is still evolving, much of its impact remains unknown. As of this filing, it is impossible to predict the effect and potential spread of the coronavirus disease globally. The coronavirus disease may cause significant delays and disruptions to our clinical trials.

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

Recently adopted accounting pronouncements

From time to time, new accounting pronouncements are issued by FASB, or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

In August 2018, the FASB issued ASU 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements”, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements, and is effective for the Company beginning on January 1, 2020. The adoption of this standard did not have a material effect on the Company’s interim consolidated financial statements.

Recently issued accounting pronouncements not yet adopted

In June 2016, FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments” (as amended by ASUs 2018-19, 2019-04, 2019-05, 2019-10, 2019-11, 2020-02 and 2020-03), which introduces a model based on expected losses to estimate credit losses for most financial assets and certain other instruments. In addition, for available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. The ASU is effective for smaller reporting companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, (January 1, 2023 for the Company). Early adoption is permitted. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes” which eliminates the need for an organization to analyze whether the following apply in a given period: (1) exception to the incremental approach for intraperiod tax allocation; (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments; and (3) exceptions in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The ASU also is designed to improve financial statement preparers’ application of income tax-related guidance and simplify GAAP for (1) franchise taxes that are partially based on income, (2) transactions with a government that result in a step-up in the tax basis of goodwill, (3) separate financial statements of legal entities that are not subject to tax, and (4) enacted changes in tax laws in interim periods. The standard is effective for the Company on January 1, 2021 with early adoption permitted.

NOTE 3 - LEASES

On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) using the modified retrospective approach for all lease arrangements at the beginning period of adoption. Leases existing for the reporting period beginning January 1, 2019 are presented under ASU 2016-02. The Company leases office space and vehicles under operating leases.

The Company determines if an arrangement is a lease at inception. Operating lease assets are presented as operating lease right-of-use (“ROU”) assets, and corresponding operating lease liabilities are presented within accrued expenses and other current liabilities (current portions), and as operating lease liabilities (long-term portions), on the Company’s consolidated balance sheet.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the remaining lease payments over the lease term at commencement date. The Company’s leases do not provide an implicit interest rate. The Company calculates the incremental borrowing rate to reflect the interest rate that the Company would have to pay to borrow on a collateralized basis an amount equal to the lease payments in a similar economic environment over a similar term, and consider the Company’s historical borrowing activities and market data in this determination. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

The Company has lease agreements with lease and non-lease components, which the Company accounts for as a single lease component. Some of the Company’s leases contain variable lease payments, which are expensed as incurred unless those payments are based on an index or rate. Variable lease payments based on an index or rate are initially measured using the index or rate in effect at lease commencement and included in the measurement of the lease liability; thereafter, changes to lease payments due to rate or index updates are recorded as rent expense in the period incurred. The Company has elected not to recognize ROU assets and lease liabilities for short-term leases that have a term of 12 months or less. The effect of short-term leases on the Company’s ROU assets and lease liabilities was not material. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. In addition, the Company does not have any related party leases and the Company’s sublease transactions are de minimis.

As of June 30, 2020, the Company’s ROU assets and lease liabilities for operating leases totaled $869 and $855, respectively.

Supplemental cash flow information related to operating leases was as follows (unaudited):

As of June 30, 2020

Cash payments for operating leases	$52

Undiscounted maturities of operating lease payments as June 30, 2020 are summarized as follows (in thousands):

Operating Leases

2020 (Remainder of the year)	$132
2021	234
2022	179
2023	173
2024	175
2025	154
Total future lease payments	1,047
Less imputed interest	(192)
Total lease liability balance	$855

Leases recorded on the balance sheet consist of the following (in thousands):

As of June 30, 2020
Assets
Operating lease right of use asset	$869

Liabilities
Operating lease - current	188
Operating lease - non-current	667
$855

As of June 30, 2020

Operating leases weighted average remaining lease term (in years)	2.5
Operating leases weighted average discount rate	9%

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Government Grants:

Microbot Israel obtained from the Israeli Innovation Authority (“IIA”) grants for participation in research and development for the years 2013 through June 30, 2020 in the total amount of approximately $1,500 and, in return, Microbot Israel is obligated to pay royalties amounting to 3%-3.5% of its future sales up to the amount of the grant. The grant is linked to the exchange rate of the dollar to the New Israeli Shekel and bears interest of Libor per annum.

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

The study in Washington U. includes several phases. The first phase (initial research) was completed. An agreement on the second phase was entered in September 2018 with total expected costs of approximately $248. As of June 30, 2020, this study is still on going and will be extended to continue until March 15, 2021. Pursuant to the Research Agreement, all rights, title and interest in the data, information and results obtained or arrived at by Washington U. in the performance of its services under the Research Agreement, as well as any patentable inventions obtained or arrived at in the performance of such services, will be jointly owned by the Company and Washington U., and each will have full right to practice and grant licenses in joint inventions. Additionally, Washington U. granted to the Company: (a) a non-exclusive, worldwide, royalty-free, fully paid-up, perpetual and irrevocable license to use and practice patentable inventions (other than joint inventions and improvements to Washington U.’s animal models) obtained or arrived at by Washington U. in the provision of its services under the Research Agreement (“University Inventions”) with respect to the self-cleaning shunt; and (b) an exclusive option to obtain an exclusive worldwide license in University Inventions, on terms to be negotiated between the parties.

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

On March 6, 2020 the Company filed a motion for judgment on its 16(b) claim against Mona, together with a motion to dismiss Mona’s 10(b) counterclaim. The motion was fully briefed as of April 26, 2020 and is pending. All parties are currently scheduled to appear in court on October 13, 2020.

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

In addition, Mr. Gadot received a one-time special bonus equal to 60% of his newly-approved annual base salary. Mr. Gadot was also awarded non-qualified options to purchase 166,666 shares of Company common stock at an exercise price per share of $9.64, which vest in full on the one-year anniversary of the date of grant and expire on the ten-year anniversary.(See note 6)

NOTE 5 - SHARE CAPITAL

Share Capital Developments:

As of June 30, 2020, the Company had 7,103,260 shares of common stock issued and outstanding.

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

Employee Stock Option Grant

On January 21, 2019, the board of directors approved a grant of 11,630 stock options to purchase an aggregate of up to 11,630 shares of common stock to certain of its directors, at an exercise price per share of $8.60. The stock options vest over a period of 3 years as outlined in the option agreements. As a result, the Company recognized compensation expenses as of June 30, 2020 and 2019 in the total amount of $14 and $30, respectively, included in general and administrative expenses.

On August 12, 2019, the board of directors approved a grant of 17,503 stock options to purchase an aggregate of up to 17,503 shares of common stock to certain of its employees, at an exercise price per share of $5.95. The stock options vest over a period of 3 years as outlined in the option agreements. As a result, the Company recognized compensation expenses as of June 30, 2020 and 2019 in the total amount of $18 and $0, respectively, included in general and administrative expenses.

On October 23, 2019, the board of directors approved a grant of 19,760 stock options to purchase an aggregate of up to 19,760 shares of common stock to certain of its directors, at an exercise price per share of $5.06. The stock options vest over a period of 3 years as outlined in the option agreements. As a result, the Company recognized compensation expenses as of June 30, 2020 and 2019 in the total amount of $16 and $0, respectively, included in general and administrative expenses.

On February 25, 2020, the board of directors approved a grant of 166,666 stock options to purchase an aggregate of up to 166,666 shares of common stock to Mr. Harel Gadot, the Company’s Chairman of the Board, President and CEO, at an exercise price per share of $9.64. The stock options vest over a period of 1 years as outlined in the option agreements. As a result, the Company recognized compensation expenses as of June 30, 2020 and 2019 in the total amount of $505 and $0, respectively, included in general and administrative expenses.

A summary of the Company’s option activity related to options to employees and directors, and related information is as followed:

	As of June 30, 2020
	Number of stock options	Weighted average exercise price

Outstanding at beginning of period	371,360	$9.19
Granted	166,666	9.64
Exercise	(965)	-
Forfeited	-	-
Cancelled	-	-
Outstanding at end of period	537,061	$9.35

Vested at end of period	303,509	$8.87

	For the Year ended December 31, 2019
	Number of stock options	Weighted average exercise price

Outstanding at beginning of period.	398,308	$11.50
Granted	48,893	6.20
Forfeited	(28,690)	-
Cancelled	(47,151)	-
Outstanding at end of period	371,360	$9.19

Vested at end of period	270,827	$8.48

The intrinsic value is calculated as the difference between the fair market value of the common stock and the exercise price, multiplied by the number of in-the-money stock options on those dates that would have been received by the stock option holders had all stock option holders exercised their stock options on those dates as of June 30, 2020 and 2019, respectively.

As of June 30, 2020, and 2019, the aggregate intrinsic value of the outstanding options is $689 and $403 respectively, and the aggregate intrinsic value of the exercisable options is $651 and $403, respectively.

As of June 30, 2020, there were approximately $1,884 of total unrecognized compensation costs, net of expected forfeitures, related to unvested share-based compensation awards granted under the Share Incentive Plan. The costs are expected to be recognized over a weighted average period of 0.86 years

The stock options outstanding as of June 30, 2020 and December 31, 2019, summarized by exercise prices, are as follows:

Exercise price $	Stock options outstanding as of June 30, 2020	Stock options outstanding as of December 31, 2019	Weighted average remaining contractual life – years as of June 30, 2020	Weighted average remaining contractual life – years as of December 31, 2019	Stock options exercisable as of June 30, 2020	Stock options exercisable as of December 31, 2019

4.20	77,846	77,846	5.5	6.0	77,846	77,846
15.75	133,546	133,546	7.3	7.8	105,911	90,641
8.60	11,630	11,630	9.4	9.9	7,265	5,515
9.00	10,000	10,000	8.3	8.8	6,250	4,750
9.64	166,666	-	0.0	-	-	-
5.95	17,503	17,503	9.2	9.7	5688	-
5.06	19,760	19,760	9.3	9.8	4940	-
15.30	38,533	38,533	7.5	8.0	34,032	29,533
(*)	61,577	62,542	6.3	6.8	61,577	62,542
	537,061	371,360	7.8	8.3	303,509	270,827

(*) Less than $0.01.

Compensation expense recorded by the Company for its stock-based employee compensation awards in accordance with ASC 718-10 for the six months ended June 30, 2020 and 2019 was $909 and $610, respectively.

The grant date fair values of stock options granted in the years ended June 30, 2020 and 2019 were estimated using the Black-Scholes valuation model with the following:

	As of June 30, 2020	Year ended December 31, 2019

Expected volatility	135.60%	132.63%-144.4%
Risk-free interest	1.20%	1.49%-2.62%
Dividend yield	0%	0%
Expected life of up to (years)	6	5.282

Warrants

The remaining outstanding warrants and terms as of June 30, 2020 and December 31, 2019 are as follows:

Issuance date	Outstanding as of June 30, 2020	Outstanding as of December 31, 2019	Exercise Price	Exercisable as of June 30, 2020	Exercisable Through

Series A (2013) (*)	183	183	$2,754.00	183	April 9, 2023
Series A (2015) (*)	-	683	$1,377.00	-	April 30, 2020
Series B (2016) (a)(*)	2,770	2,770	$40.50	2,770	March 14, 2022
Warrant to underwriters 1.2019 (**)	22,767	22,767	$8.13	22,767	July 14, 2022
Warrant to underwriters 1.2019 (**)	29,500	29,500	$12.50	29,500	July 15, 2022
Warrant to underwriters 1.2019 (**)	-	12,500	$12.50	-	January 15, 2020
Warrant to underwriters 12.2019 (**)	45,643	45,643	$13.13	-	June 27, 2023
Warrant to underwriters 12.2019 (**)	47,619	47,619	$13.13	-	June 30, 2023
Warrant to underwriters 12.2019 (**)	45,045	45,045	$13.88	-	June 25, 2023

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

NOTE 6 - SUBSEQUENT EVENTS

On July 14, 2020, the Compensation Committee of the Board of Directors approved a grant of 25,000 stock options to an executive officer of the Company and 6,493 stock options to a director of the Company, each at an exercise price per share of $6.16. The stock options vest over a period of 3 years as outlined in the option agreements evidencing such grants.

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

Fair Value of Financial Instruments

The Company measures the fair value of certain of its financial instruments on a recurring basis.

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2020 and 2019

The following table sets forth the key components of Microbot’s results of operations for the three and six-month periods ended June 30, 2020 and 2019 (in thousands):

	Three months ended June 30,		Increase/	Six months ended June 30,		Increase/
	2020	2019	(Decrease)	2020	2019	(Decrease)

Research and development expenses, net	$669	$741	$(72)	$1,360	$1,364	$(4)
General and administrative expenses	1,215	804	411	2,687	2,097	590
Financing expenses/(income), net	(29)	(3)	26	13	42	(29)

Research and Development Expenses. Microbot’s research and development expenses were approximately $669,000 and $1,360,000 for the three and six months ended June 30, 2020, compared to approximately $741,000 and $1,364,000 for the same period in 2019. The decrease in research and development expenses of approximately $72,000 in 2020 was primarily due to a decrease during the three months ended June 30, 2020 of professional services relating to development expenses. Microbot expects its research and development expenses to continue to increase over time as Microbot advances its development programs and begins pre-clinical and clinical trials for its product candidates.

General and Administrative Expenses. General and administrative expenses were approximately $1,215,000 and $2,687,000 for the three and six months ended June 30, 2020, compared to approximately $804,000 and $2,097,000 for the same period in 2019. The increase in general and administrative expenses of approximately $590,000 in the six months ended June 30, 2020 was primarily due increase in the salaries, insurance expenses, rent, share based compensation, offset by a decrease in professional services expenses relating to legal fees and travels expenses. Microbot believes its general and administrative expenses may increase over time as it advances its programs, increases its headcount and operating activities and incurs expenses associated with being a public company.

Financing Expenses. Financing income (expenses) were approximately $29,000 and $(13,000) for the three and six months ended June 30, 2020, compared to approximately $3,000 and $(42,000) for the same period in 2019. The decrease in financial income for the six months ended June 30, 2020 was primarily due to interest relating the litigation.

Liquidity and Capital Resources

Microbot has incurred losses since inception and negative cash flows from operating activities for the three and six months ended June 30, 2020 and the fiscal year ended December 31, 2019. As of June 30, 2020, Microbot had a net working capital of approximately $27,917,000 consisting primarily of cash and cash equivalents. This compares to net working capital of approximately $31,110,000 as of December 31, 2019. Microbot anticipates that it will continue to incur net losses for the foreseeable future as it continues research and development efforts of its product candidates, hires additional staff, including clinical, scientific, operational, financial and management personnel, and incurs additional costs associated with being a public company.

Microbot has funded its operations through the issuance of capital stock, grants from the Israeli Innovation Authority (“IIA”), and convertible debt. Since inception (November 2010) through June 30, 2020, Microbot has raised net cash proceeds of approximately $54,770,000, and incurred a total cumulative loss of approximately $39,171,000. Microbot recently returned $3,375,000 (before interest) of such proceeds as a result of an adverse outcome in a litigation that concluded in the six months ended June 30, 2020, and is now subject to an additional lawsuit seeking the return of an additional $6,750,000 (before interest) of such proceeds.

Microbot Israel obtained from the IIA grants for participation in research and development for the years 2013 through June 30, 2020 in the total amount of approximately $1,500,000 and, in return, Microbot Israel is obligated to pay royalties amounting to 3%-3.5% of its future sales up to the amount of the grant. The grant is linked to the exchange rate of the dollar to the New Israeli Shekel and bears interest at an annual rate of USD LIBOR. Under the terms of the grant and applicable law, Microbot is restricted from transferring any technologies, know-how, manufacturing or manufacturing rights developed using the grant outside of Israel without the prior approval of the Israel Innovation Authority. Microbot has no obligation to repay the grant, if the SCS project fails, is unsuccessful or aborted before any sales are generated. The financial risk is assumed completely by the IIA.

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

Cash Flows

The following table provides a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Six months ended June 30,
	2020	2019
Net cash used in operating activities	$(3,888)	$(3,200)
Net cash - in investing activities	2,445	(2,496)
Net cash - financing activities	(3,375)	9,562
Net (decrease) increase in cash and cash equivalents and restricted cash	$(4,818)	$3,866

Comparison of the Six Months Ended June 30, 2020 and 2019

Cash used in operating activities for the six months ended June 30, 2020 was approximately $3,888,000, calculated by adjusting net loss from operations by approximately $172,000 to eliminate non-cash and expense items not involving cash flows such as depreciation and shares based compensation, as well as other changes in current assets and liabilities resulting in non-cash adjustments in the income statement. Cash used in operating activities for the six months ended June 30, 2019 was approximately $3,200,000, similarly adjusted by approximately $303,000.

Net cash provided by investing activities for the six months ended June 30, 2020 was approximately $2,445,000, compared to net cash used in investing activities of approximately $2,496,000 for the six months ended June 30, 2019, which consisted of primarily marketable securities.

Net cash used in financing activities of $3,375,000 for the six months ended June 30, 2020 compared to approximately $9,562,000 for the six months ended June 30, 2019 consisted of issuance of common stock and warrants and repayment of shareholders investments relating to litigation.

Off-Balance Sheet Arrangements

Microbot has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Microbot’s cash and cash equivalents as of June 30, 2020 consisted of readily available checking and money market funds. Microbot’s primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in Microbot’s portfolio, a sudden change in market interest rates would not be expected to have a material impact on Microbot’s financial condition and/or results of operations. Microbot does not believe that its cash or cash equivalents have significant risk of default or illiquidity. While Microbot believes its cash and cash equivalents do not contain excessive risk, Microbot cannot provide absolute assurance that in the future its investments will not be subject to adverse changes in market value. In addition, Microbot maintains significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2020. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the management of the Company, have determined that as of June 30, 2020, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

On March 6, 2020 we filed a motion for judgment on our 16(b) claim against Mona, together with a motion to dismiss Mona’s 10(b) counterclaim. The motion was fully briefed as of April 26, 2020 and is pending. All parties are currently scheduled to appear in court on October 13, 2020.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of August, 2020.

MICROBOT MEDICAL INC.

By:	/s/ Harel Gadot
Name:	Harel Gadot
Title:	Chairman, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David Ben Naim
Name:	David Ben Naim
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

