Form 10-Q
period 2020-09-30
Microbot Medical Inc.
filed 2020-11-16
CIK 883975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,108,133 shares of Common Stock, $0.01 par value at November 13, 2020.

MICROBOT MEDICAL INC. AND SUBSIDIARIES

MICROBOT MEDICAL INC.

Interim Consolidated Balance Sheets

U.S. dollars in thousands

(Except share and per share data)

		As of	As of
		September 30, 2020	December 31, 2019
	Notes	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents		$26,531	$28,771
Marketable security		-	2,521
Restricted cash		79	4,358
Prepaid expenses and other assets		334	286
Total current assets		26,944	35,936

Property and equipment, net		258	228
Operating right-of-use assets	3	822	962
Total assets		$28,024	$37,126

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payables		$190	$284
Provision for extinguishment dispute	4	-	3,604
Lease liabilities	3	184	143
Accrued liabilities		545	795
Total current liabilities		919	4,826

Non-current liabilities:
Long-term lease liabilities		629	760
Total liabilities		1,548	5,586

Stockholders’ equity:

Common stock; $0.01 par value; 60,000,000 shares authorized as of September 30, 2020 and December 31, 2019 7,108,133 and 7,185,628 shares issued and outstanding as of September 30, 2020 and December 31, 2019	5	72	72
Additional paid-in capital		68,047	69,954
Treasury shares	4	-	(3,375)
Accumulated deficit		(41,643)	(35,111)
Total stockholders’ equity		26,476	31,540
Total liabilities and stockholders’ equity		$28,024	$37,126

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Consolidated Statements of Operations

U.S. dollars in thousands

(Except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	Unaudited		Unaudited

Research and development	$1,037	$843	$2,397	$2,207
General and administrative	1,378	948	4,065	3,045
Operating loss	(2,415)	(1,791)	(6,462)	(5,252)

Financing expenses, net	(57)	(83)	(70)	(125)
Net loss	$(2,472)	$(1,874)	$(6,532)	$(5,377)

Basic and diluted net loss per share	$(0.35)	$(0.44)	$(0.92)	$(1.27)
Basic and diluted weighted average
common shares outstanding	7,105,591	4,307,666	7,120,795	4,234,663

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Consolidated Statements of Comprehensive Loss

U.S. dollars in thousands

(Except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	Unaudited		Unaudited
Net loss	$(2,472)	$(1,874)	$(6,532)	$(5,377)
Net unrealized loss on available for sale security	-	*	-	*
Comprehensive loss	$(2,472)	$(1,874)	$(6,532)	$(5,377)

(*) Represents amount less than 1 thousand.

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Consolidated Statements of Shareholder’s Equity

U.S. dollars in thousands

(Except share and per share data)

	Common Stock		Additional Paid-In Capital	Treasury Shares	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Amount	Amount	Amount	Amount

Balances, December 31, 2019 (Audited)	7,185,628	$72	$69,954	$(3,375)	$(35,111)	$31,540
Exercise of options	5,838	1	(1)	-	-	-
Cancellation of treasury shares	(83,333)	(1)	(3,374)	3,375	-	-
Share-based compensation	-	-	1,468	-	-	1,468
Net loss	-	-	-	-	(6,532)	(6,532)
Balances, September 30, 2020 (Unaudited)	7,108,133	$72	$68,047	$-	$(41,643)	$26,476

Balances, June 30, 2020 (Unaudited)	7,103,260	$71	$67,489	$-	$(39,171)	$28,389
Share-based compensation	-	-	559	-	-	559
Exercise of options	4,873	1	(1)
Net loss	-	-	-	-	(2,472)	(2,472)
Balances, September 30, 2020 (Unaudited)	7,108,133	$72	$68,047	$-	$(41,643)	$26,476

Balances, December 31, 2018 (Audited)	3,012,343	$31	$32,538	$(3,375)	$(27,864)	$1,330
Issuance of common stock and warrants net of issuance expenses	1,295,323	12	9,532	-	-	9,544
Share-based compensation	-	-	906	-	-	906
Net loss	-	-	-	-	(5,377)	(5,377)
Balances, September 30, 2019 (Unaudited)	4,307,666	$43	$42,976	$(3,375)	$(33,241)	$6,403

Balances, June 30, 2019 (Unaudited)	4,307,666	$43	$42,680	$(3,375)	$(31,367)	$7,981
Share-based compensation	-	-	296	-	-	296
Net loss	-	-	-	-	(1,874)	(1,874)
Balances, September 30, 2019 (Unaudited)	4,307,666	$43	$42,976	$(3,375)	$(33,241)	$6,403

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Consolidated Statements of Cash Flows

U.S. dollars in thousands

(Except share and per share data)

	For the Nine Months Ended September 30,
	2020	2019
	Unaudited
Operating activities:
Net loss	$(6,532)	$(5,377)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	53	44
Amortization of discount (premium) on marketable debt security	-	(7)
Share-based compensation expense	1,468	906
Changes in assets and liabilities:
Prepaid expenses and other assets	92	364
Other payables and accrued liabilities	(663)	(461)
Net cash flows from operating activities	(5,582)	(4,531)
Investing activities:
Purchase of property and equipment	(83)	-
Proceeds from sales of marketable security	2,521	-
Purchase of marketable security	-	(2,496)
Net cash flows from investing activities	2,438	(2,496)
Financing activities:
Issuance of common stock and warrants, net of issuance costs	-	9,562
Repayment of shareholders investment	(3,375)	-
Net cash flows from financing activities	(3,375)	9,562

(Decrease) Increase in cash, cash equivalents and restricted cash	(6,519)	2,535
Cash, cash equivalents and restricted cash at beginning of period	33,129	5,263
Cash, cash equivalents and restricted cash at ending of period	$26,610	$7,798

Supplemental disclosure of cash flow information:

Cash received from interest	$31	$61

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

Operating results for the three and nine-month period ended September 30, 2020, are not necessarily indicative of the results that may be expected for the year ended December 31, 2020.

D. Risk Factors:

To date, the Company has not generated revenues from its operations. As of September 30, 2020, the Company had unrestricted cash and cash equivalent balance of approximately $26,531, which management believes is sufficient to fund its operations for more than 12 months from the date of issuance of these financial statements and sufficient to fund its operations necessary to continue development activities of its current proposed products.

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

An epidemic of the coronavirus disease (“COVID-19”) is ongoing throughout the world. As the outbreak is still evolving, much of its impact remains unknown. As of this filing, it is impossible to predict the effect and potential spread of the coronavirus disease globally. The coronavirus disease may cause significant delays and disruptions to our pre-clinical studies.

Additionally, travel restrictions have been implemented with respect to certain countries in an effort to contain the coronavirus disease, and several countries have expanded screenings of travellers. As travel restrictions are increasingly implemented and extended to other countries, the Company and its contract research organizations may be unable to visit its clinical trial sites and monitor the data from its clinical trials on timely basis. The Company’s employees may also face travel restrictions, which would impact its business. Furthermore, some of the Company’s manufacturers and suppliers are in Europe and may be impacted by port closures and other restrictions resulting from the coronavirus outbreak, which may disrupt the Company’s supply chain or limit its ability to obtain sufficient materials for our products.

The ultimate impact of the COVID-19 outbreak or a similar health epidemic is highly uncertain and subject to change, and the Company cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if the Company or any of the third parties with whom the Company’s engages, including the suppliers, animal trial sites, contract research organizations, regulators, including the FDA health care providers and other third parties with whom the Company conducts business, were to experience shutdowns or other business disruptions, the Company’s ability to conduct our business and operations could be materially and negatively impacted, which could prevent or delay the Company from obtaining approval for its devices.

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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands):

Recently Adopted Accounting Pronouncements

	As of September 30, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$3,583	$3,583	$-	$-

	As of December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$1,052	$1,052	$-	$-

Short-term marketable securities:
US Treasury Bond	$2,521	$2,521	$-	$-

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”), or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments”, which introduces a model based on expected losses to estimate credit losses for most financial assets and certain other instruments. In addition, for available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. The ASU is effective for smaller reporting companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022 (January 1, 2023 for the Company). The Company does not expect that this standard will have a material effect on the Company’s consolidated financial statements.

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

As of September 30, 2020 and December 31, 2019, the Company’s ROU assets and lease liabilities for operating leases totaled $822 and $962, respectively.

Supplemental cash flow information related to operating leases was as follows:

	For the Nine Months Ended September 30, 2020	For the Year Ended December 31, 2019

Cash payments for operating leases	$145	$354

Undiscounted maturities of operating lease payments as September 30, 2020 and December 31, 2019 are summarized as follows:

	As of September 30, 2020	Year ended December 31, 2019
	Operating Leases	Operating Leases

2020 (Remainder of the year)	$66	$216
2021	235	234
2022	180	180
2023	175	174
2024	176	176
2025	155	154
Total future lease payments	987	1,134
Less imputed interest	(174)	(231)
Total lease liability balance	$813	$903

Leases recorded on the balance sheet consist of the following:

	As of September 30, 2020	Year ended December 31, 2019
Assets
Operating lease right of use asset	$822	$962

Liabilities
Operating lease - current	184	143
Operating lease - non-current	629	760
	$813	$903

	As of September 30, 2020	Year ended December 31, 2019

Operating leases weighted average remaining lease term (in years)	2.5	2.5
Operating leases weighted average discount rate	9%	9%

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Government Grants:

Microbot Israel obtained from the Israeli Innovation Authority (“IIA”) grants for participation in research and development for the years 2013 through September 30, 2020 in the total amount of approximately $1,500 and, in return, Microbot Israel is obligated to pay royalties amounting to 3%-3.5% of its future sales up to the amount of the grant. The grant is linked to the exchange rate of the dollar to the New Israeli Shekel and bears interest of Libor per annum.

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

The study in Washington U. includes several phases. The first phase (initial research) was completed. An agreement on the second phase was entered in September 2018 with total expected costs of approximately $248. As of September 30, 2020, this study is still on going and will be extended to continue until March 15, 2021. Pursuant to the Research Agreement, all rights, title and interest in the data, information and results obtained or arrived at by Washington U. in the performance of its services under the Research Agreement, as well as any patentable inventions obtained or arrived at in the performance of such services, will be jointly owned by the Company and Washington U., and each will have full right to practice and grant licenses in joint inventions. Additionally, Washington U. granted to the Company: (a) a non-exclusive, worldwide, royalty-free, fully paid-up, perpetual and irrevocable license to use and practice patentable inventions (other than joint inventions and improvements to Washington U.’s animal models) obtained or arrived at by Washington U. in the provision of its services under the Research Agreement (“University Inventions”) with respect to the self-cleaning shunt; and (b) an exclusive option to obtain an exclusive worldwide license in University Inventions, on terms to be negotiated between the parties.

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

Alliance Litigation

On April 28, 2019, the Company brought an action against Alliance Investment Management, Ltd. (“Alliance”), later amended to include Joseph Mona (“Mona”) as a defendant, in the Southern District of New York under Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. 78p(b), to compel Alliance and Mona to disgorge short swing profits realized from purchases and sales of the Company’s securities within a period of less than six months. The case is Microbot Medical Inc. v. Alliance Investment Management, Ltd., No. 19-cv-3782-GBD (SDNY). The amount of profits the Company is seeking to divest is estimated to be approximately $468.

On October 28, 2019, Alliance filed a motion for summary judgment requesting that the Court dismiss the claims against Alliance. On February 4, 2020, Mona answered the 16(b) claim the Company asserted against him by claiming various equitable defenses, and filed a counterclaim against Microbot under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, claiming a net loss on trading the Company’s stock of approximately $151.

On March 6, 2020, the Company filed a motion for judgment on the pleadings with respect to the Company’s 16(b) claim against Mona, together with a motion to dismiss Mona’s 10(b) counterclaim. These motions were fully briefed as of April 26, 2020 and remain pending.

On September 17, 2020, the Court issued a Memorandum Decision & Order that, among other things, granted Alliance’s summary judgment motion. Notwithstanding the dismissal of the Company’s claim against Alliance, the Company’s Section 16(b) claim against Mona remains pending.

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

NOTE 5 - SHARE CAPITAL

Share Capital Developments:

As of September 30, 2020 and December 31, 2019, the Company had 7,108,133 shares and 7,185,628 shares of common stock issued and outstanding, respectively.

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

Employee Stock Option Grants

On January 21, 2019, the board of directors approved a grant of 11,630 stock options to purchase an aggregate of up to 11,630 shares of common stock to certain of its directors, at an exercise price per share of $8.60. The stock options vest over a period of 3 years as outlined in the option agreements. As a result, the Company recognized compensation expenses as of September 30, 2020 and 2019 in the total amount of $19 and $37, respectively, included in general and administrative expenses.

On August 12, 2019, the board of directors approved a grant of 17,503 stock options to purchase an aggregate of up to 17,503 shares of common stock to certain of its employees, at an exercise price per share of $5.95. The stock options vest over a period of 3 years as outlined in the option agreements. As a result, the Company recognized compensation expenses as of September 30, 2020 and 2019 in the total amount of $25 and $4, respectively, included in general and administrative expenses.

On October 23, 2019, the board of directors approved a grant of 19,760 stock options to purchase an aggregate of up to 19,760 shares of common stock to certain of its directors, at an exercise price per share of $5.06. The stock options vest over a period of 3 years as outlined in the option agreements. As a result, the Company recognized compensation expenses as of September 30, 2020 and 2019 in the total amount of $21 and $6, respectively, included in general and administrative expenses.

On February 25, 2020, the board of directors approved a grant of 166,666 stock options to purchase an aggregate of up to 166,666 shares of common stock to Mr. Harel Gadot, the Company’s Chairman of the Board, President and CEO, at an exercise price per share of $9.64. The stock options vest over a period of 1 years as outlined in the option agreements. As a result, the Company recognized compensation expenses as of September 30, 2020 and 2019 in the total amount of $869 and $0, respectively, included in general and administrative expenses.

On July 14, 2020, the board of directors approved a grant of 31,493 stock options to purchase an aggregate of up to 31,493 shares of common stock to certain of its directors, at an exercise price per share of $6.16. The stock options vest over a period of 3 years as outlined in the option agreements. As a result, the Company recognized compensation expenses as of September 30, 2020 and 2019 in the total amount of $12 and $0, respectively, included in general and administrative expenses.

A summary of the Company’s option activity related to options to employees and directors, and related information is as followed:

	As of September 30, 2020
	Number of stock options	Weighted average exercise price

Outstanding as of December 31, 2019	371,360	$9.19
Granted	198,159	9.64
Exercise	(965)	-
Forfeited	-	-
Cancelled	(8,818)	-
Outstanding as of September 30, 2020.	559,736	$9.17

Vested at end of period	318,898	$9.16

	For the Year ended December 31, 2019
	Number of stock options	Weighted average exercise price

Outstanding as of December 31, 2018.	398,308	$11.50
Granted	48,893	6.20
Forfeited	(28,690)	-
Cancelled	(47,151)	-
Outstanding as of December 31, 2019	371,360	$9.19

Vested at end of period	270,827	$8.48

The intrinsic value is calculated as the difference between the fair market value of the common stock and the exercise price, multiplied by the number of in-the-money stock options on those dates that would have been received by the stock option holders had all stock option holders exercised their stock options on those dates as of September 30, 2020 and 2019, respectively.

As of September 30, 2020, and 2019, the aggregate intrinsic value of the outstanding options is $854 and $108 respectively, and the aggregate intrinsic value of the exercisable options is $763 and $108, respectively.

As of September 30, 2020, there were approximately $1,662 of total unrecognized compensation costs, net of expected forfeitures, related to unvested share-based compensation awards granted under the Share Incentive Plan. The costs are expected to be recognized over a weighted average period of 0.86 years

The stock options outstanding as of September 30, 2020 and December 31, 2019, summarized by exercise prices, are as follows:

Exercise price $	Stock options outstanding as of September 30, 2020	Stock options outstanding as of December 31, 2019	Weighted average remaining contractual life – years as of September 30, 2020	Weighted average remaining contractual life – years as of December 31, 2019	Stock options exercisable as of September 30, 2020	Stock options exercisable as of December 31, 2019

4.20	77,846	77,846	5.3	6.0	77,846	77,846
6.16	31,492	-	3.0	-	-	-
15.75	131,007	133,546	7.0	7.8	117,544	90,641
8.60	9,304	11,630	9.2	9.9	6,512	5,515
9.00	10,000	10,000	8.0	8.8	7,000	4,750
9.64	166,666	-	-	-	-	-
5.95	17,503	17,503	9.0	9.7	7001	-
5.06	15,808	19,760	9.1	9.8	5136	-
15.30	38,533	38,533	7.3	8.0	36,282	29,533
(*)	61,577	62,542	6.3	6.8	61,577	62,542
	559,736	371,360	7.8	8.3	318,898	270,827

(*) Less than $0.01.

Compensation expense recorded by the Company for its stock-based employee compensation awards in accordance with ASC 718-10 for the nine months ended September 30, 2020 and 2019 was $1,468 and $906, respectively.

The grant date fair values of stock options granted in the years ended September 30, 2020 and 2019 were estimated using the Black-Scholes valuation model with the following:

	As of September 30, 2020	Year ended December 31, 2019

Expected volatility	134.81%	132.63%-144.4%
Risk-free interest	1.62%	1.49%-2.62%
Dividend yield	0%	0%
Expected life of up to (years)	6	5.3

Warrants

The remaining outstanding warrants and terms as of September 30, 2020 and December 31, 2019 are as follows:

Issuance date	Outstanding as of September 30, 2020	Outstanding as of December 31, 2019	Exercise Price	Exercisable as of September 30, 2020	Exercisable Through

Series A (2013) (*)	183	183	$2,754.00	183	April 9, 2023
Series A (2015) (*)	-	683	$1,377.00	-	April 30, 2020
Series B (2016) (*)	2,770	2,770	$40.50	2,770	March 14, 2022
Warrant to underwriters 1.2019	8,082	22,767	$8.13	8,082	July 14, 2022
Warrant to underwriters 1.2019	29,500	29,500	$12.50	29,500	July 15, 2022
Warrant to underwriters 1.2019	-	12,500	$12.50	-	January 15, 2020
Warrant to underwriters 12.2019	45,643	45,643	$13.13	45,643	June 25, 2023
Warrant to underwriters 12.2019	47,619	47,619	$13.13	47,619	June 27, 2023
Warrant to underwriters 12.2019	45,045	45,045	$13.88	45,045	June 30, 2023

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

In August 2020, 14,685 outstanding warrants at an exercise price per share of $8.125, were exercised on a “net exercise” or “cashless” basis into 4,873 shares of common stock.

NOTE 6 - SUBSEQUENT EVENTS

On November 5, 2020, the Company granted to independent directors of the Company, options to purchase an aggregate of 11,084 shares of the Company’s common stock, at an exercise price per share of $7.22. The options vest as follows and in accordance with the terms of the Company’s 2017 Equity Incentive Plan: (a) on May 5, 2021, the option shall vest and shall become exercisable with respect to 25% of the common stock; and (b) on a quarterly basis over the next 30 months, the option shall equally vest and become exercisable with respect to the remaining 75% of the common stock.

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

Microbot has a patent portfolio of 40 issued/allowed patents and 23 patent applications pending worldwide.

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

Liberty is designed to maneuver guidewires and over-the-wire devices (such as microcatheters) within the body’s vasculature. It eliminates the need for extensive capital equipment requiring dedicated Cath-lab rooms as well as dedicated staff. In addition, it is being designed to streamline Cath-lab procedures with our proprietary “One & Done” tool that combines guidewire and microcatheter into a single device. With control over tip curvature and stiffness for maneuverability and access – and without the need for constant tool exchanges – the “One & Done” feature of Liberty may drastically reduce procedure time and costs while enhancing the operator experience.

On August 17, 2020, Microbot announced the successful conclusion of its feasibility animal study using the Liberty robotic system. The study met all of its end points with no intraoperative adverse events, which supports Microbot’s objectives to allow physicians to conduct a catheter-based procedure from outside the catheterization laboratory (cath-lab), avoiding radiation exposure, physical strain and the risk of cross contamination. The study was performed by two leading physicians in the neuro vascular and peripheral vascular intervention spaces, and the results demonstrated robust navigation capabilities, intuitive usability and accurate deployment of embolic agents, most of which was conducted remotely from the cath-lab’s control room.

We are continuously exploring and evaluating additional innovative guidewire/microcatheter technologies to be integrated and combined with the Liberty robotic platform.

Financial Operations Overview

Research and Development Expenses

Research and development expenses consist primarily of salaries and related expenses and overhead for our research, development and engineering personnel, prototype materials and research studies, and obtaining and maintaining our patent portfolio. We expense our research and development costs as incurred.

General and Administrative Expenses

General and administrative expenses consist primarily of the costs associated with management costs, professional fees for accounting, auditing, consulting and legal services, and allocated overhead expenses.

Microbot expects that its general and administrative expenses may increase in the future as it expands its operating activities, maintains and expands its patent portfolio and other intellectual property rights, evaluates and potentially acquires other technologies and assets, and incurs costs associated with being a public company and maintaining compliance with exchange listing and SEC requirements. Microbot expects these potential increases will likely include management costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums and expenses associated with investor relations.

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2020 and 2019

The following table sets forth the key components of Microbot’s results of operations for the three and nine-month periods ended September 30, 2020 and 2019 (in thousands):

	Three months ended September 30,		Increase/	Nine months ended September 30,		Increase/
	2020	2019	(Decrease)	2020	2019	(Decrease)

Research and development expenses	$1,037	$843	$194	$2,397	$2,207	$190
General and administrative expenses	1,378	948	430	4,065	3,045	1,020
Financing expenses, net	57	83	(26)	70	125	(55)

Research and Development Expenses. Microbot’s research and development expenses were approximately $1,037,000 and $2,397,000 for the three and nine months ended September 30, 2020, compared to approximately $843,000 and $2,207,000 for the same period in 2019. The increase in research and development expenses of approximately $194,000 in 2020 was primarily due to an increase during the three months ended September 30, 2020 of professional services, salaries and IP relating to development expenses. Microbot expects its research and development expenses to continue to increase over time as Microbot advances its development programs and begins pre-clinical and clinical trials for its product candidates.

General and Administrative Expenses. General and administrative expenses were approximately $1,378,000 and $4,065,000 for the three and nine months ended September 30, 2020, compared to approximately $948,000 and $3,045,000 for the same period in 2019. The increase in general and administrative expenses of approximately $1,020,000 in the nine months ended September 30, 2020 was primarily due to increases in the salaries, insurance expenses, rent and share based compensation, partially offset by a decrease in professional services expenses relating to legal fees and travels expenses. Microbot believes its general and administrative expenses may increase over time as it advances its programs, increases its headcount and operating activities and incurs expenses associated with being a public company.

Financing Expenses. Financing income (expenses) were approximately $(57,000) and $(70,000) for the three and nine months ended September 30, 2020, compared to approximately $(83,000) and $(125,000) for the same period in 2019. The decrease in financial income for the nine months ended September 30, 2020 was primarily due to accrued interest expense relating to litigation that was resolved in early 2020.

Liquidity and Capital Resources

Microbot has incurred losses since inception and negative cash flows from operating activities for all periods presented. As of September 30, 2020, Microbot had a net working capital of approximately $26,025,000 consisting primarily of cash and cash equivalents. This compares to net working capital of approximately $31,110,000 as of December 31, 2019. Microbot anticipates that it will continue to incur net losses for the foreseeable future as it continues research and development efforts of its product candidates, hires additional staff, including clinical, scientific, operational, financial and management personnel, and incurs additional costs associated with being a public company.

Microbot has funded its operations through the issuance of capital stock, grants from the Israeli Innovation Authority (“IIA”), and convertible debt. Since inception (November 2010) through September 30, 2020, Microbot has raised net cash proceeds of approximately $54,770,000, and incurred a total cumulative loss of approximately $41,643,000. Microbot recently returned $3,375,000 (before interest) of such proceeds as a result of an adverse outcome in a litigation that concluded in the nine months ended September 30, 2020, and is now subject to an additional lawsuit seeking the return of an additional $6,750,000 (before interest) of such proceeds.

Microbot Israel obtained from the IIA grants for participation in research and development for the years 2013 through September 30, 2020 in the total amount of approximately $1,500,000 and, in return, Microbot Israel is obligated to pay royalties amounting to 3%-3.5% of its future sales up to the amount of the grant. The grant is linked to the exchange rate of the dollar to the New Israeli Shekel and bears interest at an annual rate of USD LIBOR. Under the terms of the grant and applicable law, Microbot is restricted from transferring any technologies, know-how, manufacturing or manufacturing rights developed using the grant outside of Israel without the prior approval of the Israel Innovation Authority. Microbot has no obligation to repay the grant, if the SCS project fails, is unsuccessful or aborted before any sales are generated. The financial risk is assumed completely by the IIA.

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

Cash Flows

The following table provides a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Nine months ended September 30,
	2020	2019
Net cash flows from operating activities	$(5,582)	$(4,531)
Net cash flows from investing activities	2,438	(2,496)
Net cash flows from financing activities	(3,375)	9,562
(Decrease) increase in cash, cash equivalents and restricted cash	$(6,519)	$2,535

Comparison of the Nine Months Ended September 30, 2020 and 2019

Net cash flows from operating activities for the nine months ended September 30, 2020 was approximately $5,582,000, calculated by adjusting net loss from operations by approximately $950,000 to eliminate non-cash and expense items not involving cash flows such as depreciation and share based compensation expense, as well as other changes in current assets and liabilities resulting in non-cash adjustments in the consolidated statements of operations. Cash used in operating activities for the nine months ended September 30, 2019 was approximately $4,531,000, similarly adjusted by approximately $846,000.

Net cash flows from investing activities for the nine months ended September 30, 2020 was approximately $2,438,000, compared to approximately $(2,496,000) for the nine months ended September 30, 2019, which consisted of primarily marketable securities.

Net cash flows from financing activities of $(3,375,000) for the nine months ended September 30, 2020 compared to approximately $9,562,000 for the nine months ended September 30, 2019 consisted of issuance of common stock and warrants and repayment of shareholders investments relating to litigation.

Off-Balance Sheet Arrangements

Microbot has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Microbot’s cash and cash equivalents as of September 30, 2020 and December 31, 2019 consisted of readily available cash and money market funds. Microbot’s primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in Microbot’s portfolio, a sudden change in market interest rates would not be expected to have a material impact on Microbot’s financial condition and/or results of operations. Microbot does not believe that its cash or cash equivalents have significant risk of default or illiquidity. While Microbot believes its cash and cash equivalents do not contain excessive risk, Microbot cannot provide absolute assurance that in the future its investments will not be subject to adverse changes in market value. In addition, Microbot maintains significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2020. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the management of the Company, have determined that as of September 30, 2020, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Litigation Resulting from 2017 Financing

We were named as the defendant in a lawsuit captioned Empery Asset Master Ltd., Empery Tax Efficient, LP, Empery Tax Efficient II, LP, Hudson Bay Master Fund Ltd., Plaintiffs, against Microbot Medical Inc., Defendant, in the Supreme Court of the State of New York, County of New York (the “Court”) (Index No. 651182/2020). The complaint alleges, among other things, that we breached multiple representations and warranties contained in the Securities Purchase Agreement (the “SPA”) related to our June 8, 2017 equity financing (the “Financing”), of which the Plaintiffs participated, and fraudulently induced Plaintiffs into signing the SPA. The complaint seeks rescission of the SPA and return of the Plaintiffs’ $6.75 million purchase price with respect to the Financing. We filed a Motion to Dismiss on March 16, 2020, which Motion is pending before the Court. As a result of the adverse outcome with respect to a previous litigation relating to the SPA and the Financing, management is unable to assess the likelihood that we will succeed on our Motion to Dismiss, or at trial if we lose the Motion.

Alliance Litigation

On April 28, 2019, we brought an action against Alliance Investment Management, Ltd. (“Alliance”), later amended to include Joseph Mona (“Mona”) as a defendant, in the Southern District of New York under Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. 78p(b), to compel Alliance and Mona to disgorge short swing profits realized from purchases and sales of our securities within a period of less than six months. The case is Microbot Medical Inc. v. Alliance Investment Management, Ltd., No. 19-cv-3782-GBD (SDNY). The amount of profits we are seeking to divest is estimated to be approximately $468,000.

On October 28, 2019, Alliance filed a motion for summary judgment requesting that the Court dismiss the claims against Alliance. On February 4, 2020, Mona answered the 16(b) claim we asserted against him by claiming various equitable defenses, and filed a counterclaim against Microbot under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, claiming a net loss on trading Microbot stock of $150,954.

On March 6, 2020, we filed a motion for judgment on the pleadings with respect to our 16(b) claim against Mona, together with a motion to dismiss Mona’s 10(b) counterclaim. These motions were fully briefed as of April 26, 2020 and remain pending.

On September 17, 2020, the Court issued a Memorandum Decision & Order that, among other things, granted Alliance’s summary judgment motion. Notwithstanding the dismissal of our claim against Alliance, our Section 16(b) claim against Mona remains pending.

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

Item 1A. Risk Factors.

Not required for a Smaller Reporting Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 18, 2020, 14,685 outstanding warrants of the Company at an exercise price per share of $8.125, were exercised on a “net exercise” or “cashless” basis into 4,873 shares of common stock. The issuances of the 4,873 shares of common stock were exempt from registration under Section 4(a)(2) under the Securities Act of 1933, as amended and the rules promulgated thereunder (the “Securities Act”) as a transaction not involving a public offering to a single investor, and/or 3(a)(9) under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The exhibits listed below are hereby furnished to the SEC as part of this report:

10.1	Microbot Medical Inc. 2020 Omnibus Performance Award Plan (incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement on Schedule 14A filed on July 31, 2020).
31.1	Certification of Harel Gadot, Chairman, President and Chief Executive Officer
31.2	Certification of David Ben Naim, Chief Financial Officer
32.1	Certification of Harel Gadot, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of David Ben Naim, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1	XBRL Instance.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation.
101.DEF	XBRL Taxonomy Extension Definition.
101.LAB	XBRL Taxonomy Extension Labels.
101.PRE	XBRL Taxonomy Extension Presentation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 16th day of November, 2020.

MICROBOT MEDICAL INC.

By:	/s/ Harel Gadot
Name:	Harel Gadot
Title:	Chairman, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David Ben Naim
Name:	David Ben Naim
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

