Form 10-K
period 2020-12-31
Microbot Medical Inc.
filed 2021-03-31
CIK 883975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2020

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
Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $46,050,375.

Common stock outstanding as of March 29, 2021: 7,108,133 shares

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “will”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks listed under the section entitled “Risk Factors” commencing on page 22 of this report, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

Risk Factors Summary

The following is a summary of the principal risks that could adversely affect our business, operations, and financial results. A more thorough discussion of these and other risks are listed under the section entitled “Risk Factors” commencing on page 22.

Risks Relating to Microbot’s Financial Position and Need for Additional Capital

●	Microbot has had no revenue and has incurred significant operating losses since inception and is expected to continue to incur significant operating losses for the foreseeable future. The Company may never become profitable or, if achieved, be able to sustain profitability.
●	Microbot has a limited operating history, which may make it difficult to evaluate the prospects for the Company’s future viability.
●	Microbot may need additional funding. If Microbot is unable to raise capital when needed, it could be forced to delay, reduce or eliminate its product development programs or commercialization efforts.
●	An epidemic of the coronavirus disease is ongoing and may result in significant disruptions to our clinical trials or other business operations, which could have a material adverse effect on our business.

Risks Relating to the Development and Commercialization of Microbot’s Product Candidates

●	Unsuccessful animal studies, clinical trials or procedures relating to product candidates under development could have a material adverse effect on Microbot’s prospects.
●	Microbot’s business depends heavily on the success of its lead product candidates, the LIBERTY™ and SCS. If Microbot is unable to commercialize the LIBERTY or SCS, or experiences significant delays in doing so, Microbot’s business will be materially harmed.
●	Microbot’s ability to expand its technology platforms for other uses, including endovascular neurosurgery other than for the treatment of hydrocephalus, may be limited.
●	At this time, Microbot does not know whether the FDA will require it to submit clinical data in support of its future marketing applications for its SCS product candidate, particularly in light of recent initiatives by the FDA to enhance and modernize its approach to medical device safety and innovation, which creates uncertainty for Microbot as well as the possibility of increased product development costs and time to market.
●	The FDA may disagree with Microbot’s determination that the SCS is a Class II device or that the chosen predicate device (or any predicate device) is appropriate for a substantial equivalence comparison to the SCS.
●	Microbot’s CardioSert technology is subject to a buy-back clause which, if triggered, could cause us to lose rights to the technology and delay or curtail the development of our products.
●	If the commercial opportunity for SCS, LIBERTY and any other commercial products that may be developed by Microbot is smaller than Microbot anticipates, Microbot’s future revenue from SCS, LIBERTY and such other products will be adversely affected and Microbot’s business will suffer.
●	Customers will be unlikely to buy the SCS, LIBERTY or any other product candidates unless Microbot can demonstrate that they can be produced for sale to consumers at attractive prices.
●	Microbot will rely on third party design houses for the redesign of the CardioSert guidewire to other specific indications.
●	Microbot has relied on, and intends to continue to rely on, third-party manufacturers to produce its product candidates.
●	If Microbot’s product candidates are not considered to be a safe and effective alternative to existing technologies, Microbot will not be commercially successful.
●	Microbot may be subject to penalties and may be precluded from marketing its product candidates if Microbot fails to comply with extensive governmental regulations.
●	If Microbot is not able to both obtain and maintain adequate levels of third-party reimbursement for procedures involving its product candidates after they are approved for marketing and launched commercially, it would have a material adverse effect on Microbot’s business.
●	Clinical outcome studies for the SCS may not provide sufficient data to make Microbot’s product candidates the standard of care.
●	Microbot products may in the future be subject to mandatory product recalls that could harm its reputation, business and financial results.
●	If Microbot’s future commercialized products cause or contribute to a death or a serious injury, Microbot will be subject to Medical Device Reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.
●	Microbot could be exposed to significant liability claims if Microbot is unable to obtain insurance at acceptable costs and adequate levels or otherwise protect itself against potential product liability claims.
●	The results of Microbot’s research and development efforts are uncertain and there can be no assurance of the commercial success of Microbot’s product candidates.
●	If Microbot fails to retain certain of its key personnel and attract and retain additional qualified personnel, Microbot might not be able to pursue its growth strategy effectively.

Risks Relating to Microbot’s Intellectual Property

●	Microbot’s right to develop and commercialize the SCS and TipCAT product candidates are subject to the terms and condition of a license granted to Microbot by Technion Research and Development Foundation Ltd. and termination of the license with respect to one or both of the technology platforms underlying the product candidates would result in Microbot ceasing its development efforts for the applicable product candidate(s).
●	Microbot may not meet its product candidates’ development and commercialization objectives in a timely manner or at all.
●	Intellectual property litigation and infringement claims could cause Microbot to incur significant expenses or prevent Microbot from selling certain of its product candidates.
●	If Microbot or TRDF are unable to protect the patents or other proprietary rights relating to Microbot’s product candidates, or if Microbot infringes on the patents or other proprietary rights of others, Microbot’s competitiveness and business prospects may be materially damaged.
●	Dependence on patent and other proprietary rights and failing to protect such rights or to be successful in litigation related to such rights may result in Microbot’s payment of significant monetary damages or impact offerings in its product portfolios.

Risks Relating to Operations in Israel

●	Microbot has facilities located in Israel, and therefore, political conditions in Israel may affect Microbot’s operations and results.
●	Political relations could limit Microbot’s ability to sell or buy internationally.
●	Israel’s economy may become unstable.
●	Exchange rate fluctuations between the U.S. dollar and the NIS currencies may negatively affect Microbot’s operating costs.
●	Funding and other benefits provided by Israeli government programs may be terminated or reduced in the future and the terms of such funding may have a significant impact on future corporate decisions.
●	Some of Microbot’s employees and officers are obligated to perform military reserve duty in Israel.
●	It may be difficult to enforce a non-Israeli judgment against Microbot or its officers and directors.

Risks Relating to Microbot’s Securities, Governance and Other Matters

●	If we fail to comply with the continued listing requirements of The Nasdaq Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.
●	We do not expect to pay cash dividends on our common stock.
●	Anti-takeover provisions in the Company’s charter and bylaws under Delaware law may prevent or frustrate attempts by stockholders to change the board of directors or current management and could make a third-party acquisition of the Company difficult.
●	We are subject to litigation, which may divert management’s attention and have a material adverse effect on our business, financial condition and results of operations.

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

Microbot’s current technological platforms, ViRobTM, TipCATTM, LIBERTY™ and certain CardioSert assets, are comprised of proprietary innovative technologies. Using the ViRob platform, Microbot is currently developing the Self Cleaning Shunt, or SCSTM, for the treatment of hydrocephalus and Normal Pressure Hydrocephalus, or NPH. Utilizing the LIBERTY and CardioSert platforms, Microbot is developing the first ever fully disposable robot for various endovascular interventional procedures. In addition, the Company is focused on the development of a Multi Generation Pipeline Portfolio utilizing all of its proprietary technologies.

Microbot has a patent portfolio of 42 issued/allowed patents and 23 patent applications pending worldwide.

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

CardioSert Technology

On April 8, 2018, Microbot acquired a patent-protected technology from CardioSert Ltd., a privately-held medical device company based in Israel that was part of a technological incubator supported by the Israel Innovation Authorities. The CardioSert technology contemplates a combination of a guidewire and microcatheter, technologies that are broadly used for surgery within a tubular organ or structure such as a blood vessel or duct. The CardioSert technology features a unique guidewire delivery system with steering and stiffness control capabilities which when developed is expected to give the physician the ability to control the tip curvature, to adjust tip load to varying degrees of stiffness in a gradually continuous manner. The CardioSert technology was originally developed to support interventional cardiologists in crossing chronic total occlusions (CTO) during percutaneous coronary intervention (PCI) procedures and has the potential to be used in other spaces and applications, such as peripheral intervention, and neurosurgery.

LIBERTY

On January 13, 2020, Microbot unveiled what it believes is the world’s first fully disposable robotic system for use in Endovascular Interventional procedures, such as cardiovascular, peripheral and neurovascular. The LIBERTY robotic system features a unique compact design with the capability to be operated remotely, reduce radiation exposure and physical strain to the physician, reduce the risk of cross contamination, as well as the potential to eliminate the use of multiple consumables when used with its “One & Done” capabilities, which would be based in part on the CardioSert platform or possibly other guidewire/microcatheter technologies.

LIBERTY is designed to maneuver guidewires and over-the-wire devices (such as microcatheters) within the body’s vasculature. It eliminates the need for extensive capital equipment requiring dedicated Cath-lab rooms as well as dedicated staff. In addition, when combined with CardioSert technology or possibly other guidewire/microcatheter technologies, it is being designed to streamline Cath-lab procedures with our proprietary “One & Done” tool that combines guidewire and microcatheter into a single device. With control over tip curvature and stiffness for maneuverability and access – and without the need for constant tool exchanges – the “One & Done” feature, when integrated into the LIBERTY device, may drastically reduce procedure time and costs while enhancing the operator experience.

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

Recent Developments

On January 14, 2021, Microbot announced the successful completion of an additional feasibility animal study using the LIBERTY robotic system. The study end points included navigating to a clot, crossing the clot, deploying a stent retriever, and manually retrieving an arterial clot in a live pig. All the end points were met with no intraoperative adverse events. This and earlier animal feasibility studies support Microbot’s assertion that LIBERTY will potentially allow physicians to safely and easily conduct catheter-based peripheral and neurovascular procedures remotely, avoiding radiation exposure, physical strain and the risk of cross contamination.

On January 21, 2021, Microbot announced the continued enhancement of its thought leadership capabilities with the addition of several new Scientific Advisory Board members:

●	Stephen B. Solomon, MD, a board-certified radiologist with clinical expertise in Interventional Radiology with a focus in Tumor Ablation;

●	Ajay K. Wakhloo, MD PhD FAHA, an internationally recognized expert in acute stroke therapy and the isolation of intracranial aneurysms and arteriovenous malformations;

●	Gal Yaniv, MD, PhD, an endovascular neurosurgeon and leading authority on Artificial Intelligence;

●	Dmitry J. Rabkin, MD, PhD, FSIR, a vascular and Interventional Radiology Specialist; and

●	Ziv Neeman, MD, a vascular and interventional radiology clinician and researcher with a wide array of expertise, particularly in the field of navigation systems for minimally invasive image-guided interventional procedures.

On January 27, 2021, Microbot announced the completion of successful discussions with the U.S. Food and Drug Administration, or FDA, for the SCSTM. After review of Microbot’s existing pre-clinical data, the FDA’s feedback will allow Microbot to apply for a limited clinical investigation known as an Early Feasibility Study, or EFS. Microbot expects to continue to work with the FDA towards finalizing the SCSTM design, and to incorporate their feedback prior to submitting the Investigational Device Exemption, or IDE, to seek authorization to begin the EFS clinical trial. While there can be no assurance that the FDA will approve the EFS study, the agency’s recent feedback indicates that the agency will be receptive to allowing a first-in-human study to proceed based on existing data. After completing the EFS, Microbot would then seek FDA input on the device design as finalized through the EFS process in a subsequent IDE filing for approval of a clinical study proposal. Consequently, the timeline for the First-in-Human clinical trial under the EFS is expected to commence following IDE approval, estimated in the third quarter of 2022.

On February 4, 2021, Microbot announced that it has received official notification from the Japan Patent Office (JPO) that it intends to grant Microbot a patent for its ‘One & Done’ guidewire technology for use with endoluminal interventions. Japan is the second jurisdiction to grant a patent for the ‘One & Done’ guidewire technology and further protects the novel technology Microbot is currently developing.

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

An alternative, short-term solution to hydrocephalus is the implantation of an External Ventricular Drainage, or EVD, an implanted device used in neurosurgery for the short-term treatment and monitoring of elevated intracranial pressure when the normal flow of CSF inside the brain is obstructed. If after using an EVD, the underlying hydrocephalus does not eventually resolve, the EVD may then be replaced with a cerebral shunt, a fully internalized, long-term treatment for hydrocephalus.

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

Minimally Invasive Robot-Assisted Endovascular Interventions

Minimally Invasive Surgery, or MIS, refers to surgical procedures performed through tiny incisions instead of a single large opening. Because the incisions are small, patients tend to have quicker recovery times and experience less trauma than with conventional surgery. The global MIS surgery is expected to grow from $24 billion in 2020 to $42 billion in 2026, representing a CAGR of 9.85%. MIS involves three major categories of devices: surgical, monitoring and visualization, and endoscopy. The market for surgical devices, including ablation, electrosurgery and medical robotic systems, accounts for the largest share of revenue and is also expected to show the highest rate of growth. According to the Society of Robotic Surgery, the US market growth in endoluminal robotic surgery is projected to be 15-25% by 2025.

Vascular disease is the most common precursor to ischemic heart disease and stroke, which are two of the leading causes of death worldwide. Advances in endovascular intervention in recent years have transformed patient survival rates and post-surgical quality of life. It is estimated that more than three million percutaneous coronary interventions (PCI) and over two million of peripheral vascular interventions are performed annually worldwide. The incidence of stroke in the US alone is estimated at 900,000 cases annually. Compared to open surgery, it has the advantages of faster recovery, reduced need for general anesthesia, reduced blood loss and significantly lower mortality. However, the current practice of endovascular procedures, which virtually has remained unchanged since the introduction of Intervention four decades ago, is limited by a number of factors, including physical strain and exposure to X-Ray radiation of the operator, and involves complex maneuvering of intervention tools, such as guidewires and catheters, to reach target areas in the vasculature. Despite recent advancements in technology and devices, manual procedures are still highly dependent on the technical skills and training of the operator, what makes the access to expert medical centers and advanced emergent treatments, such as endovascular thrombectomy for acute ischemic stroke, geographically limited. In addition, we believe that demand for physicians continues to grow faster than supply.

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

Our Product Pipeline

Self-Cleaning Shunt

The SCS device is designed to act as the ventricular catheter portion of a CSF shunt system that is used to treat hydrocephalus and NPH. It is designed to work as an alternative to any ventricular catheter options currently on the market and to connect to all existing shunt system valves currently on the market; therefore, the successful commercialization of the SCS is not dependent on any single shunt system. Initially, Microbot expects the SCS device to be an aftermarket purchase that would be deployed to modify existing products by the end user. Microbot believes that the use of its SCS device will be able to reduce, and potentially eliminate, shunt occlusions, and by doing so, Microbot believes its SCS has the potential to become the gold standard ventricular shunt in the treatment of hydrocephalus and NPH.

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

Microbot has completed the development of an SCS prototype and is currently continuing the safety testing, general proof of concept testing and performance testing for the device, which Microbot began in mid-2013. In May 2018, Microbot announced the results of two pre-clinical studies assessing the SCS, an in-vitro study and a small animal study. The in-vitro study, which was performed at Wayne State University by Dr. Carolyn Harris, supports the SCS’s potential as a viable technology for preventing occlusion in shunts used to treat hydrocephalus. The first stage animal study designed to assess the safety profile of the SCS, which was performed by James Patterson McAllister, PhD, a Professor of Neurosurgery at Washington University School of Medicine in St. Louis, met the primary goal to determine the safety of the SCS device that aims to prevent obstruction in CSF catheters. Following the completion of the first stage initial studies, Microbot commenced a follow-up study to further evaluate the safety of the SCS. The follow-up study was also conducted by leading hydrocephalus experts at Washington University. The study, included a larger sample size compared to the initial studies and the primary and secondary endpoints were to validate the safety of the activated SCS in-vivo (animal) models. In that in-vivo study the major finding was that the SCS system is as safe to use as currently marketed devices. The study also mentions, that in the animal model, contact of the shunt with the choroid plexus is impossible to avoid and that it may lead to shunt obstruction due to hemorrhage of this highly vascular structure

In parallel with the in-vivo study, Microbot also contracted with Envigo CRS Israel, a leading provider of non-clinical contract research services, to conduct an in-vitro study designed to evaluate the operational performance of the SCS. Human brain glioblastoma cells were used in order to assess performance of the SCSTM in a test system with accelerated cell growth, accumulation and obstruction rates. In 2018, Microbot and Envigo conducted an in-vitro trial that its final conclusion was:

While significant cell growth and accumulation were seen in the non-operating SCS™ group after 30 days, the shunt openings remained clear in the constantly operating SCS™ group, with little to no cell attachment on the robotic cleaning mechanism (the ViRob™ system) and on the shunt openings.

The SCS™ was further validated in a broader follow-up in-vitro study which commenced in July 2019 and concluded on August 14, 2019 and clearly demonstrated that the SCS™ prevented shunt occlusions under the parameters of that study. This follow-up study was also conducted by Envigo CRS Israel using Human brain glioblastoma cells Specifically, the study demonstrated:

●	Significant cell growth and accumulation in a non-operating SCS™ as well as in a standard of care ventricular catheters (control group).

●	A significant inhibition in cell growth in daily (5-10 minutes) or weekly (up to 2 hours over the week) operating regimes of the SCS™, with little cell attachment on the ViRob mechanism.

●	The effectiveness of the SCS™ device in preventing cells blockage as compare to standard of care surgical ventricular catheters.

To further investigate the efficacy of the SCS™, Microbot conducted a follow-up in-vitro study at Wayne State University. The study included a larger sample size compared to the initial study and the primary and secondary end points aimed to validate the efficacy of the SCS in comparison to commercially available devices. After careful analysis of the results the final conclusion was that the data from this study did not reveal statistically significant differences between the study’s groups.

Microbot used the findings of the second stage of the animal study combined with additional experimental data that was acquired in the past year for initial regulatory FDA pre-submissions.

On January 27, 2021, we announced the completion of successful discussions with the FDA, for the SCSTM. After review of Microbot existing pre-clinical data, the FDA’s feedback will allow us to apply for the EFS (Early Feasibility Study) without further animal studies.

We expect to continue to work with the FDA towards finalizing the SCSTM design, and to incorporate their feedback prior to submitting the IDE to seek authorization to begin the EFS clinical trial. While there can be no assurance that the FDA will approve the EFS study, the agency’s recent feedback indicates that the agency will be receptive to allowing a first-in-human study to proceed based on existing data. After completing the EFS, we would then seek FDA input on the device design as finalized through the EFS process in a subsequent IDE filing for approval of a clinical study proposal. Consequently, the timeline for the First-in-Human clinical trial under the EFS is expected to commence in the third quarter of 2022.

In spite of the above, there is still a possibility that Microbot may conduct clinical trials if they are requested by the FDA or if Microbot decides that the data from such trials would improve the marketability of the product candidate.

The proposed indication for use of the SCS™ device would be for the treatment of hydrocephalus and/or NPH as a component of commercially available shunt systems. It continues to be possible that the FDA could require us to conduct a human clinical study to support the safety and efficacy of the SCS and that such clinical data would need to be part of the future regulatory submission to authorize marketing of the medical device in the U.S.

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

Currently, Microbot is not pursuing the development of the TipCAT as a colonoscopy tool due to its focus on the neurosurgical and endovascular intervention spaces, and as such it is currently exploring the use of the TipCAT for minimally invasive neurosurgical and endovascular applications to complement its other technologies.

LIBERTY

The LIBERTY robotic system features a unique compact design with the capability to be operated remotely, reduce radiation exposure and physical strain to the physician, reduce the risk of cross contamination, as well as the potential to eliminate the use of multiple consumables when used with its “One & Done” capabilities, which would be based in part on the CardioSert platform or possibly other guidewire/microcatheter technologies. LIBERTY is being designed to have the following attributes:

●	Compact size - Eliminates the need for large capital equipment in dedicated cath-lab rooms with dedicated staff.

●	Fully disposable - To our knowledge, the first and only fully disposable, robotic system for endovascular procedures.

●	Streamlines Cath-lab procedures - Compatible with Microbot’s unique “One & Done” tool, which would be based in part on the CardioSert platform or possibly other guidewire/microcatheter technologies, that combines guidewire and microcatheter into a single device. The “One & Done” tool, when integrated into the system, is expected to provide full control over tip curvature and stiffness for maneuverability and access without the need for constant tool exchanges, while enhancing the operator experience.

●	State of the art maneuverability - Provides linear, rotational and tip control of its “One & Done” tool when integrated into the system, as well as linear motion for an additional “over the wire” device.

●	Enhanced operator safety and comfort - Reduces exposure to ionizing radiation and the need for heavy lead vests otherwise to be worn during procedures.

●	Ease of use - LIBERTY’s intuitive remote controls simplify advanced procedures while shortening the physician’s learning curve.

●	Telemedicine compatible - Capable of tele-catheterization, carried out remotely by highly trained specialists.

We are continuing our feasibility animal trials with respect to the LIBERTY device, with a planned pre-submission to the FDA as early as the fourth quarter of 2021, with submission to the FDA planned in the fourth quarter of 2022.

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

TipCAT Opportunities

Microbot is currently exploring the use of the TipCAT for minimally invasive neurological and endovascular applications.

CardioSert Technology Opportunities

Microbot is currently exploring the integration of the CardioSert technology into the LIBERTY endovascular robotic system for a range of potential applications in the cardiovascular, peripheral vascular and neurovascular spaces.

LIBERTY Opportunities

The LIBERTY endovascular robotic system is being designed to remotely maneuvering guidewires, microcatheters and over-the-wire devices within the body’s vasculature. The device is being designed to be the size of a personal device and to be fully disposable and affordable. We are aiming LIBERTY to be capable of supporting whole-endovascular procedures by providing “One & Done” solutions which would be based in part on CardioSert’s proprietary technology or possibly other guidewire/microcatheter technologies. With control over tip curvature and stiffness for maneuverability and access – and without the need for constant tool exchanges – the “One & Done” feature, when integrated into the system, is expected to drastically reduce the procedure time and costs, while enhancing the operator experience. We believe LIBERTY’s addressable markets are the Interventional Cardiology, Interventional Radiology and Interventional Neuroradiology markets.

The unique characteristics of LIBERTY – compact, mobile, disposable and remotely controlled - open the opportunity of expanding telerobotic interventions to patients with limited access to life-saving procedures, such as mechanical thrombectomy in ischemic stroke.

Competition

SCS Competitive Landscape

Several academic research groups, such as at the New Jersey Institute of Technology, are currently researching sensing and obstruction-resistant catheter designs, and the Smart Sensors and Integrated Microsystems (SSIM) Program at Wayne State University has publicized that it is engaging in smart shunt development activity. However, based in part on its knowledge of the patented technologies, Microbot believes that these technologies are still early in the research and development cycle. Although we believe the SCS may face direct competition from Anuncia Inc., a spin-off of Alycone Lifesciences Inc., which received a CE Mark and FDA 510k clearance for the Alivio ReFlow™ Ventricular System for the treatment of hydrocephalus, the commercialization status of the device is not clear. The SCS also faces non-direct competition from Aqueduct Neurosciences, Inc., which we believe is developing a non-shunt, electro-mechanical technology platform to control the draining of cerebrospinal fluid, and from Cerevasc Inc., which is developing the eShuntTM System that aims to eliminate the need for passing a rigid catheter through cerebral cortex and subcortical white matter.

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

CardioSert Technology Competitive Landscape

Competition includes moveable-core guidewires from companies such as Boston Scientific and Rapid Medical, and steerable and deflectable sheaths and catheters from companies such as Bendit Technologies and Merit Medical. To our knowledge, the CardioSert device is the only device that combines an inner moveable guidewire and an outer microcatheter, with the ability to control the shape and stiffness of the distal tip in a continuous, gradual manner, and intends to compete on that basis.

LIBERTY Competitive Landscape

We believe the main competitor to the LIBERTY system is the CorPath GRX vascular robotics system by Corindus Vascular Robotics, a Siemens Helathineers company. The CorPath GRX system has FDA approvals for percutaneous coronary interventions (PCI) and peripheral vascular interventions (PVI) and is pending an approval for neurovascular interventions. Other competitors include Robocath (CE Marked for PCI only) and Hansen Medical (a J&J Company with FDA approval for PVI). We believe these systems have drawbacks, such as limited maneuverability, the requirement to exchange and use multiple expensive surgical tools, being cumbersome to set-up and operate, and requiring significant capital expenditures. We further believe that these systems have captured a marginal market share to date.

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

Intellectual Property

General

The SCS and TipCAT are based on technological platforms licensed from The Technion Research and Development Foundation Ltd., or TRDF, as further discussed below. The LIBERTY platform core technology is co-owned by Microbot and TRDF. The CardioSert device is based on technologies acquired by Microbot. Microbot plans to develop other micro-robotic solutions through internal research and development, to strengthen its intellectual property position, and to continue exploring strategic collaborations and accretive acquisition opportunities. Microbot currently holds an intellectual property portfolio of 42 patents issued/allowed and 23 patent applications pending worldwide. It also has registered trademarks in Israel and Europe relating to its LIBERTY platform, and also has trademark applications pending in Israel, US, Europe and China relating to its proprietary Microbot Medical tradename and logo.

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

Microbot’s issued U.S. patents, which cover Microbot’s product candidates, will expire between 2026 and 2033, not including any patent term adjustments that may be available. Issued patents outside of the United States directed to Microbot’s product candidates will expire between 2026 and 2036.

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

In addition to the licensed SCS and TipCAT technologies, the LIBERTY platform, which was invented by employees of Microbot together with Professor Moshe Shoham of the Technion, in his capacity as a consultant to Microbot, is co-owned by Microbot and TRDF, and a process is being conducted for establishing the LIBERTY platform as a “Joint Invention” in accordance with the terms of the License Agreement. Once the Joint Invention is established, Microbot will have to pay TRDF royalties of between 1.5% and 3.0% of net sales of products covered by this Joint Invention.

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

Microbot has obtained grants from the Israeli Innovation Authority (“IIA”) for participation in research and development activities since 2013 through 2020. During this time, Microbot has received grant revenues of approximately $1,500,000. In return, Microbot is obligated to pay royalties amounting to 3%-3.5% of its future sales up to the amount of the grant. The grant is linked to the exchange rate of the dollar to the New Israeli Shekel and bears interest of USD LIBOR per annum.

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

For the fiscal year ended December 31, 2020, Microbot incurred research and development expenses of approximately $3,396,000 compared to research and development expenses of approximately $3,048,000 for the fiscal year ended December 31, 2019.

SCS

Microbot has already made plans to develop a second version of its SCS device that will have an embedded controller and battery, initially to support its animal trials. This alternative design will allow the cleaning mechanism to be automatically activated, without the need for the patient’s involvement in the activation process.

Microbot has completed the development of an SCS prototype and is currently continuing the safety testing, general proof of concept testing and performance testing for the device, which Microbot began in mid-2013. In May 2018, Microbot previously announced the results of two pre-clinical studies assessing the SCS, an in-vitro study and a small animal study. The in-vitro study, which was performed at Wayne State University, supports the SCS’s potential as a viable technology for preventing occlusion in shunts used to treat hydrocephalus. The animal study designed to assess the safety profile of the SCS, which was performed at Washington University School of Medicine in St. Louis, met the primary goal to determine the safety of the SCS device that aims to prevent obstruction in CSF catheters. Since the completion of these initial studies, Microbot conducted a follow-up study to further evaluate the safety of the SCS. The follow-up study was also conducted by leading hydrocephalus experts at Washington University and Wayne State University. The study included a larger sample size compared to the initial studies and the primary and secondary endpoints seek to validate the safety and efficacy of the SCS that will be activated in both in-vitro (lab) and in-vivo (animal) models. In that in-vivo study, the major finding was that the SCS system is as safe to use as currently marketed devices.

In conjunction with conducting the follow-up study, Microbot also contracted with Envigo CRS Israel, to conduct an in-vitro study designed to evaluate the operational performance of the SCS. The first Envigo study that was conducted in 2018 used human brain glioblastoma cells to assess the performance of the SCS in a test system with accelerated cell growth, accumulation, and obstruction rates. The performance of a constantly activated (always-on) SCS to prevent shunt occlusion in the laboratory study was compared with a non-operating SCS after 30 days, and the results were captured with photographs shared by Microbot in a press release issued on January 14, 2019. While significant cell growth and accumulation was seen in the cell cultures with a non-operating SCS, the shunt openings within the cells seeded with a constantly operating SCS remained clear, with little to no cell attachment on the robotic brush (ViRob) and on the opening where the robotic brush (ViRob) operates after 30 days of cell culturing and growth. We believe this experiment validates the operational effectiveness of the SCS to prevent shunt occlusion and provides additional data to support the device’s proof of concept. We believe the in-vitro laboratory study further confirms that the SCS has the ability to operate after cells have accumulated on the catheter holes and the robotic brush (ViRob) and to potentially disintegrate existing occlusions formed on the robotic brush (ViRob) and on the opening where the robotic brush (ViRob) operates, based on the results from a third test group in which cells were allowed to grow for four weeks and then exposed to an activated SCS device. We believe the images captured by Envigo and Microbot demonstrate that the cleaning mechanism of the SCS is powerful enough to clear accumulated cells at blocked pores, as significant improvements were observed in the degree of shunt obstruction after only a short period of time following activation of the SCS.

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

The follow-up in vitro (lab) study at Wayne State University included a larger sample size compared to the initial study and the primary and secondary end points seek to validate the efficacy of the SCS while being activated in-vitro (lab). Generally, the data from this study did not reveal statistically significant trends indicating a strong preference for any of the designs tested, including the SCS; therefore, these tests as they stand are inconclusive but have provided us with trends which Microbot may decide to further explore.

After submitting the existing data to the FDA, on January 27, 2021 we announced the completion of successful discussions with the FDA, for the SCSTM. After review of our existing pre-clinical data, the FDA’s feedback will allow us to apply for the EFS. We expect to continue to work with the FDA towards finalizing the SCSTM design, and to incorporate their feedback prior to submitting the IDE to seek authorization to begin the EFS clinical trial. While there can be no assurance that the FDA will approve the EFS study, the agency’s recent feedback indicates that the agency will be receptive to allowing a first-in-human study to proceed based on existing data. After completing the EFS, we would then seek FDA input on the device design as finalized through the EFS process in a subsequent IDE filing for approval of a clinical study proposal. Consequently, the timeline for the First-in-Human clinical trial under the EFS is expected to commence in the third quarter of 2022.

At this time, we can give no assurance that the FDA will agree that an EFS is warranted, in which case we will have to re-commence animal trials or otherwise re-evaluate the FDA approval process, which could delay and hinder our ability to commercialize the SCS device.

LIBERTY

The LIBERTY prototype system was tested at our laboratories in an in-vitro silicone model, using off-the-shelf guidewires and microcatheters, and showing an ability to successfully provide linear and rotational movements of the guidewires and linear motion of the microcatheters. We also conducted a single preliminary animal trial with the LIBERTY prototype.

The LIBERTY prototype is designed to control the CardioSert device; however, the CardioSert technology is not currently expected to be integrated into the next version of the LIBERTY device. Additionally, we are exploring and evaluating additional innovative guidewire/microcatheter technologies to be integrated and combined with the LIBERTY robotic platform to further enhance the performance of the system.

Since the CardioSert device was originally designed for chronic total occlusion, we are currently working with subcontractors and guidewire design-houses to perfect the performance of the CardioSert device to the indication that will be selected for the LIBERTY platform. These may include procedures in the peripheral, coronary or neurovascular spaces.

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

When clinical evidence is necessary because non-clinical or animal testing is unavailable or inadequate to provide the information needed to advance device development, an Early Feasibility Study (EFS) for a limited clinical investigation of the device may be applicable and which we are evaluating with respect to the SCS device. If the FDA agrees to the EFS approach in general, we will work to finalize the design of the device, to resolve any questions from the FDA, and to incorporate the FDA’s feedback prior to submitting the IDE to seek authorization to begin the EFS clinical trial. After completing the EFS study, we will then seek FDA input on the device design as finalized through the EFS process in a subsequent IDE filing for approval of a pivotal clinical study proposal.

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

After a device receives 510(k) clearance from the FDA, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use or technological characteristics, requires a new 510(k) clearance or could require a PMA. The FDA requires each manufacturer to make the determination of whether a modification requires a new 510(k) notification or PMA in the first instance, but the FDA can review any such decision. If the FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance or PMA for a particular change, the FDA may retroactively require the manufacturer to seek 510(k) clearance or PMA. The FDA can also require the manufacturer to cease U.S. marketing and/or recall the modified device until additional 510(k) clearance or PMA approval is obtained.

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

Europe. The primary regulatory body in Europe is the European Union, or E.U., which consists of 27 member states and has a coordinated system for the authorization of medical devices.

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

In order to commercialize medical devices in the European Union, a CE Mark certificate is needed. This certification verifies that a device meets all regulatory requirements for medical devices, which will soon change under the new Medical Devices Regulation (MDR 2017/745). The CE approval process in Europe is summarized below:

1.	To obtain CE Marking certification, comply with European Commission Regulation (EU) No. 2017/745, commonly known as the Medical Device Regulation (MDR).

2.	Appoint a Person Responsible for regulatory compliance. Determine classification of device - Class I (self-certified); Class I (sterile, measuring or reusable surgical instrument); Class IIa, Class IIb, or Class III.

3.	For all devices except Class I (self-certified), implement a Quality Management System (QMS) in accordance with the MDR. Companies usually apply the EN ISO 13485 standard to achieve compliance. The QMS must include Clinical Evaluation, Post-Market Surveillance (PMS) and Post Market Clinical Follow-up (PMCF) plans. Make arrangements with suppliers about unannounced Notified Body audits. For Class I (self-certified), implement a QMS though Notified Body intervention is not required.

4.	Prepare a CE Technical File or Design Dossier (Class III) providing information about the device and its intended use plus testing reports, Clinical Evaluation Report (CER), risk management file, Instruction For Use (IFU), labeling and more. Obtain a Unique Device Identifier (UDI) for the device. All devices, even legacy products in use for decades, will require clinical data. Most of these data should refer to the subject device. Clinical studies are generally required for implantable and Class III devices. Existing clinical data may be acceptable. Clinical trials in Europe must be pre-approved by a European Competent Authority.

5.	If the company does not have a location in Europe, appoint an Authorized Representative (EC REP) located in the EU who is qualified to handle regulatory issues. Place the EC REP name and address on device label. Obtain a Single Registration Number from the regulators.

6.	For all devices except Class I (self-certified), the QMS and Technical File or Design Dossier must be audited by a Notified Body, a third party accredited by European authorities to audit medical device companies and products.

7.	For all devices except Class I (self-certified), the company will be issued a European CE Marking Certificate for the device and an ISO 13485 certificate for the company’s facility following successful completion of the Notified Body audit. ISO 13485 certification must be renewed every year. CE Marking certificates are typically valid for a maximum of 5 years, but are typically reviewed during the annual surveillance audit.

8.	Prepare a Declaration of Conformity, a legally binding document prepared by the manufacturer stating that the device is in compliance with the applicable European requirements. At this time, the CE Marking may be affixed.

9.	Register the device and its Unique Device Identifier (UDI) in the EUDAMED database. UDI must be on label and associated with the regulatory documents.

10.	For Class I (self-certified), annual NB audits are not required. However, CER, Technical File, and PMS activities must be kept updated. For all other classes, the company will be audited each year by a Notified Body to ensure ongoing compliance with the MDR. Failure to pass the audit will invalidate the CE Marking certificate. The company must perform Clinical Evaluation, PMS, and PMCF.

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

Employees

Microbot’s Chief Executive Officer, President and Chairman, Harel Gadot, along with 2 full-time employees, are based in Microbot’s U.S. office located in Hingham, Massachusetts. Additionally, Microbot currently has 12 full-time employees based in its office located in Yokneam, Israel. These employees oversee day-to-day operations of the Company supporting management and leading engineering, manufacturing, intellectual property and administration functions of the Company. As required, Microbot also engages consultants to provide services to the Company, including regulatory, legal and corporate services. We are subject to labor laws and regulations within our locations in the U.S. and Israel. These laws and regulations principally concern matters such as pensions, paid annual vacation, paid sick days, length of the workday and work week, minimum wages, overtime pay, insurance for work-related accidents, severance pay and other conditions of employment. Microbot has no unionized employees.

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

Microbot is a development-stage medical device company and currently generates no revenue from product sales, and may never be able to commercialize SCS, LIBERTY, TipCAT or other future product candidates. Microbot does not currently have the required approvals or clearances to market or test in humans the SCS, LIBERTY, TipCAT, or any other future product candidates and Microbot may never receive them. Microbot does not anticipate generating significant revenues until it can successfully develop, commercialize and sell products derived from its product pipeline, of which Microbot can give no assurance. Even if Microbot or any of its future development partners succeed in commercializing any of its product candidates, Microbot may never generate revenues significant enough to achieve profitability.

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

The Company intends to continue to opportunistically strengthen its balance sheet by raising additional funds through equity offerings, including possibly through an At-the-Market offering, or otherwise in order to meet expected future liquidity needs, including the introduction of the SCS device into the hydrocephalus and NPH market, and the introduction of LIBERTY. The Company’s future capital requirements, generally, will depend on many factors, including:

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

An epidemic of the coronavirus disease is ongoing throughout the world. Although we have not yet commenced clinical trials, in the event the pandemic is continuing when we are prepared to commence such trials, the coronavirus disease may cause significant delays and disruptions to our clinical trials and our interactions with the FDA. If the patients involved with any such clinical trials become infected with the coronavirus disease, we may have more AEs and deaths in our clinical trials as a result. We may also face difficulties enrolling patients in our clinical trials if the patient populations that are eligible for our clinical trials are impacted by the coronavirus disease. Additionally, if our clinical trial patients are unable to travel to our clinical trial sites as a result of quarantines or other restrictions resulting from the coronavirus disease, we may experience higher drop-out rates or delays in our clinical trials, and some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services, which could impact our ability to determine the efficacy or safety of our SCS or LIBERTY device. Site initiation and patient enrollment may also be delayed due to prioritization of hospital resources toward the coronavirus disease outbreak.

Additionally, travel restrictions and expanded screenings have been implemented worldwide in an effort to contain the coronavirus disease. As such, we and our contract research organizations may be unable to visit our trial sites and monitor the data from our trials on timely basis. Our employees may also face travel restrictions, which would impact our business. Furthermore, some of our manufacturers and suppliers are in Europe and may be impacted by port closures and other restrictions resulting from the coronavirus outbreak, which may disrupt our supply chain or limit our ability to obtain sufficient materials for our products.

The ultimate impact of the coronavirus disease outbreak or a similar health epidemic is highly uncertain and subject to change, and we cannot presently predict the scope and severity of any further potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage, including the suppliers, clinical trial sites, contract research organizations, regulators, including the FDA health care providers and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business and operations could be materially and negatively impacted, which could prevent or delay us from obtaining approval for our SCS and LIBERTY devices.

Risks Relating to the Development and Commercialization of Microbot’s Product Candidates

Unsuccessful animal studies, clinical trials or procedures relating to product candidates under development could have a material adverse effect on Microbot’s prospects.

The regulatory approval process for new products and new indications for existing products requires extensive data and procedures, including the development of regulatory and quality standards and, potentially, certain clinical studies. Unfavorable or inconsistent data from current or future clinical trials or other studies conducted by Microbot or third parties, or perceptions regarding such data, could adversely affect Microbot’s ability to obtain necessary device clearance or approval and the market’s view of Microbot’s future prospects. Specifically, the interim data of our animal trial with respect to the SCS device suggests that the animal trial results are inconclusive to assess safety. As a result, we have submitted the existing data to the FDA as part of a pre-submission meeting and we intend to apply for a limited clinical investigation of the device known as an Early Feasibility Study (EFS).

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

As stated above, we intend to apply for an EFS for the SCS device. After completing the EFS, we would then seek FDA input on the device design as finalized through the EFS process in a subsequent IDE filing for approval of a clinical study proposal. Consequently, the timeline for the First-in-Human clinical trial under the EFS is expected to commence in the third quarter of 2022.

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

Pursuant to the Agreement we entered into in January 2018 to acquire the CardioSert technology, we are required to meet certain commercialization deadlines or CardioSert may terminate the agreement and buy back the technology for $1.00, subject to certain limited exceptions. The next such commercialization deadline is in 2022. At this time, we can give no assurance that we will meet the commercialization deadlines.

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

Since the CardioSert Guidewire was originally designed for treating chronic total occlusions, the design will need to be modified to treat other indications. As we do not specialize in the design of guidewires and microcatheters, Microbot is currently working with two leading third party design houses that specialize in this type of design. Such designs may require several design and regulatory iterations prolonging the product release and certification, which could delay the commercialization of our planned LIBERTY device.

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

Additionally, the existing design of the CardioSert device was produced in very low quantities by the seller of the technology. Accordingly, the scaling-up to high volume production may require significant changes to the existing design and production methods. These changes are currently being carried out by two leading third party companies that specialize in design and high volume production of guidewires and microcatheters. These design changes/modifications may have significant negative implications in price and time to market of the CardioSert system.

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

Microbot has facilities located in Israel. In addition, one of its seven directors, its Chief Medical Officer and its Chief Financial Officer, as well as substantially all of its research and development team and non-management employees, are residents of Israel. Accordingly, political, economic and military conditions in Israel will directly or indirectly affect Microbot’s operations and results. Since the establishment of the State of Israel, a number of armed conflicts have taken place between Israel and its Arab neighbors. An ongoing state of hostility, varying in degree and intensity has led to security and economic problems for Israel. For a number of years there have been continuing hostilities between Israel and the Palestinians. This includes hostilities with the Islamic movement Hamas in the Gaza Strip, which have adversely affected the peace process and at times resulted in armed conflicts. Such hostilities have negatively influenced Israel’s economy as well as impaired Israel’s relationships with several other countries. Israel also faces threats from Hezbollah militants in Lebanon, from ISIS and rebel forces in Syria, from the government of Iran and other potential threats from additional countries in the region. Moreover, some of Israel’s neighboring countries have recently undergone or are undergoing significant political changes. These political, economic and military conditions in Israel could have a material adverse effect on Microbot’s business, financial condition, results of operations and future growth.

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

Microbot’s research and development efforts from inception until now have been financed in part through such Israeli Innovation Authority royalty bearing grants in an aggregate amount of approximately $1,500,000 through December 31, 2020. With respect to such grants Microbot is committed to pay royalties at a rate of between 3% to 3.5% on sales proceeds up to the total amount of grants received, linked to the dollar, plus interest at an annual rate of USD LIBOR. In addition, as a recipient of Israeli Innovation Authority grants, Microbot must comply with the requirements of the Israeli Encouragement of Industrial Research and Development Law, 1984, or the R&D Law, and related regulations. Under the terms of the grants and the R&D Law, Microbot is restricted from transferring any technologies, know-how, manufacturing or manufacturing rights developed using Israeli Innovation Authority grants outside of Israel without the prior approval of Israeli Innovation Authority. Therefore, if aspects of its technologies are deemed to have been developed with Israeli Innovation Authority funding, the discretionary approval of an Israeli Innovation Authority committee would be required for any transfer to third parties outside of Israel of the technologies, know-how, manufacturing or manufacturing rights related to such aspects. Furthermore, the Israeli Innovation Authority may impose certain conditions on any arrangement under which it permits Microbot to transfer technology or development outside of Israel or may not grant such approvals at all.

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

We are the defendant in a lawsuit captioned Empery Asset Master Ltd., Empery Tax Efficient, LP, Empery Tax Efficient II, LP, Hudson Bay Master Fund Ltd., Plaintiffs, against Microbot Medical Inc., Defendant, in the Supreme Court of the State of New York, County of New York (Index No. 651182/2020). The complaint alleged, among other things, that we breached multiple representations and warranties contained in the Securities Purchase Agreement (the “SPA”) related to our June 8, 2017 equity financing (the “Financing”), of which the Plaintiffs participated. The complaint sought rescission of the SPA and return of the Plaintiffs’ $6.75 million purchase price with respect to the Financing. We filed a Motion to Dismiss on March 16, 2020, which Motion was denied in February 2021.

Management is unable to assess the likelihood that we would be successful in any trial with respect to the SPA or the Financing, having previously lost another lawsuit with respect to the Financing. Accordingly, no assurance can be given that if we go to trial and ultimately lose, or if we decide to settle at any time, such an adverse outcome would not be material to our consolidated financial position. Additionally, in any such case, we will likely be required to use available cash, or the proceeds from future offerings, towards the rescission or settlement, that we otherwise would have used to build our business and develop our technologies into commercial products. In such event, we would be required to raise additional capital sooner than we otherwise would, of which we can give no assurance of success, or delay, curtail or cease the commercialization of some or all of our product candidates.

General Risks

Raising additional capital may cause dilution to the Company’s investors, restrict its operations or require it to relinquish rights to its technologies or product candidates.

Until such time, if ever, as the Company can generate substantial product revenues, it expects to finance its cash needs through a combination of equity offerings, including through a possible At-the-Market offering, licensing, collaboration or similar arrangements, grants and debt financings. The Company does not have any committed external source of funds. To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the ownership interest of its stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of holder of the Company’s common stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting the Company’s ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends or other distributions, selling or licensing intellectual property rights, and other operating restrictions that could adversely affect the Company’s ability to conduct its business.

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

Litigation Resulting from 2017 Financing

We were named as the defendant in a lawsuit captioned Empery Asset Master Ltd., Empery Tax Efficient, LP, Empery Tax Efficient II, LP, Hudson Bay Master Fund Ltd., Plaintiffs, against Microbot Medical Inc., Defendant, in the Supreme Court of the State of New York, County of New York (Index No. 651182/2020). The complaint alleges, among other things, that we breached multiple representations and warranties contained in the SPA, of which the Plaintiffs participated, and fraudulently induced Plaintiffs into signing the Securities Purchase Agreement (the “SPA”) related to our June 8, 2017 equity financing (the “Financing”). The complaint seeks rescission of the SPA and return of the Plaintiffs’ $6.75 million purchase price with respect to the Financing. We filed a Motion to Dismiss on March 16, 2020, which Motion was denied in February 2021. Management is unable to assess the likelihood that we will succeed at trial with respect to the SPA or the Financing, having previously lost another lawsuit with respect to the Financing.

Alliance Litigation

On April 28, 2019, we brought an action against Alliance Investment Management, Ltd. (“Alliance”), later amended to include Joseph Mona (“Mona”) as a defendant, in the Southern District of New York under Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. 78p(b), to compel Alliance and Mona to disgorge short swing profits realized from purchases and sales of our securities within a period of less than six months. The case is Microbot Medical Inc. v. Alliance Investment Management, Ltd., No. 19-cv-3782-GBD (SDNY). The amount of profits was estimated in the complaint to be approximately $468,000.

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

On September 17, 2020, the Court issued a Memorandum Decision & Order that, among other things, granted Alliance’s summary judgment motion. Our Section 16(b) claim against Mona remained pending following the Court’s dismissal of the 16(b) claim against Alliance.

On December 18, 2020, the Magistrate Judge issued a Report & Recommendation, which recommended that: (i) judgment of $484,614.30 be entered in our favor on our Section 16(b) claim against Mona; and (ii) Mona’s Section 10(b) claim be dismissed with prejudice (except as to allegations regarding statements purportedly made by employees of Integra Consulting, an outside investor relations firm, which the Magistrate recommended be dismissed without prejudice). On January 4, 2021, Mona filed objections to the Magistrate’s Report & Recommendation, which is pending. Given the Magistrate’s recommendation of judgment in our favor on all outstanding claims, we did not file any objection to the Report.

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

As of March 29, 2021, there were approximately 137 holders of record of our common stock, and the closing sales price of our common stock as reported on the NASDAQ Capital Market was $7.89.

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

Equity Compensation Plan Information Table

The following table provides information about shares of our common stock that may be issued upon the exercise of options under all of our existing compensation plans as of December 31, 2020.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Plan Category
Equity compensation plans approved by security holders:
2017 Equity Incentive Plan	436,299	$11.33	187,419
2020 Omnibus Performance Award Plan	-	$-	1,420,652
Equity compensation plans not approved by security holders:
Microbot Israel Employee Stock Option Plan(1)	61,577	$0.0	-
Stock Options (2)	77, 846	$4.2	-
Total	575,222		1,608,071

(1)	Such options were originally issued by Microbot Israel under its Employee Stock Option Plan, and represented the right to purchase an aggregate of 500,000 of Microbot Israel’s ordinary shares. As of the effective time of the Merger, such options were retroactively adjusted to reflect the Merger and now represent the right to purchase shares of our common stock.

(2)	Such options were originally issued by Microbot Israel to MEDX Ventures Group LLC, of which Mr. Gadot is the Chief Executive Officer, Company Group Chairman and majority equity owner, and represented the right to purchase an aggregate of 403,592 of Microbot Israel’s ordinary shares. As of the effective time of the Merger, such options were retroactively adjusted to reflect the Merger and now represent the right to purchase shares of our common stock.

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

Microbot has a patent portfolio of 42 issued/allowed patents and 23 patent applications pending worldwide.

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

LIBERTY

On January 13, 2020, Microbot unveiled what it believes is the world’s first fully disposable robotic system for use in Endovascular Interventional procedures, such as cardiovascular, peripheral and neurovascular. The LIBERTY robotic system features a unique compact design with the capability to be operated remotely, reduce radiation exposure and physical strain to the physician, as well as the potential to eliminate the use of multiple consumables when used with its “One & Done” capabilities, based in part on the CardioSert platform or possibly other guidewire/microcatheter technologies.

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

General and Administrative Expenses

General and administrative expenses consist primarily of the costs associated with management salaries and benefits, professional fees for accounting, auditing, consulting and legal services, and allocated overhead expenses.

Microbot expects that its general and administrative expenses may increase in the future as it expands its operating activities, maintains and expands its patent portfolio and maintains compliance with exchange listing and SEC requirements. Microbot expects these potential increases will likely include management costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums and expenses associated with investor relations.

Income Taxes

Microbot has incurred net losses and has not recorded any income tax benefits for the losses. It is still in its development stage and has not yet generated revenues, therefore, it is more likely than not that sufficient taxable income will not be available for the tax losses to be fully utilized in the future.

Critical Accounting Policies and Significant Judgments and Estimates

Management’s discussion and analysis of Microbot’s financial condition and results of operations are based on its consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these consolidated financial statements requires Microbot to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Microbot bases its estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

While Microbot’s significant accounting policies are described in more detail in the notes to its consolidated financial statements, Microbot believes the following accounting policies are the most critical for fully understanding and evaluating its consolidated financial condition and results of operations.

Contingencies

Management records and discloses legal contingencies in accordance with ASC Topic 450 Contingencies. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company monitors the stage of progress of its litigation matters to determine if any adjustments are required.

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

Results of Operations

Comparison of Years Ended December 31, 2020 and 2019

The following table sets forth the key components of Microbot’s results of operations for the years ended December 31, 2020 and 2019 (in thousands):

	Years Ended December 31,
	2020	2019	Change
Research and development expenses, net	$3,396	$3,048	$348
General and administrative expenses	5,693	4,192	1,501
Financing expenses, net	80	103	(23)
Capital gains	-	(96)	96

Research and Development Expenses. Microbot’s research and development expenses were approximately $3,396,000 for the year ended December 31, 2020, compared to approximately $3,048,000 for the same period in 2019. The increase in research and development expenses of approximately $348,000 in 2020 was primarily due to increased salaries, professional services and patent expenses compared to the prior year. Microbot expects its research and development expenses to continue to increase over time as Microbot advances its development programs and begins pre-clinical and clinical trials for the SCS, LIBERTY and TipCAT research programs.

General and Administrative Expenses. General and administrative expenses were approximately $5,693,000 for the year ended December 31, 2020, compared to approximately $4,192,000 for the same period in 2019. The increase in general and administrative expenses of approximately $1,501,000 in 2020 was primarily due to increased salaries, government fees, share based compensation, insurance, and public and investor relations compared to 2019, partially offset by a decrease in 2020 in professional services and travel expenses compared to 2019. Microbot believes its general and administrative expenses may increase over time as it advances its programs, increases its headcount and operating activities and incurs expenses associated with public-company compliance.

Financing Expenses. Financing expenses were approximately $80,000 for the year ended December 31, 2020, compared to approximately $103,000 for the same period in 2019. The decrease in 2020 was primarily due to financing income from convertible loan offset by exchange rate differences related to lease liability contracts at Microbot Israel.

Capital Gains. Capital gains in 2019 were approximately $96,000, where Microbot incurred capital gains primarily from the sale of certain property and equipment. We did not incur capital gains in 2020.

Liquidity and Capital Resources

Microbot has incurred losses since inception and negative cash flows from operating activities for the years ended December 31, 2020 and 2019. As of December 31, 2020, Microbot had a net working capital of approximately $23,908,000, consisting primarily of cash and cash equivalents. Microbot anticipates that it will continue to incur net losses for the foreseeable future as it continues research and development efforts of its product candidates, hires additional staff, including clinical, scientific, operational, financial and management personnel, and continues to incur costs associated with being a public company.

Microbot has funded its operations through the issuance of capital stock, grants from the Israeli Innovation Authority, and convertible debt. Since inception (November 2010) through December 31, 2020, Microbot has raised net cash proceeds of approximately $54,770,000, and incurred a total cumulative loss of approximately $44,280,000. Microbot returned $3,375,000 (before interest) of such proceeds as a result of an adverse outcome in a litigation that concluded in the first quarter of 2020, and is now subject to an additional lawsuit seeking the return of an additional $6,750,000 of such proceeds.

Microbot Israel obtained from the Israeli Innovation Authority (“IIA”) grants for participation in research and development for the years 2013 through December 31, 2020 in the total amount of approximately $1,500,000 and, in return, Microbot Israel is obligated to pay royalties amounting to 3%-3.5% of its future sales up to the amount of the grant. The grant is linked to the exchange rate of the dollar to the New Israeli Shekel and bears interest at an annual rate of USD LIBOR. Under the terms of the grant and applicable law, Microbot is restricted from transferring any technologies, know-how, manufacturing or manufacturing rights developed using the grant outside of Israel without the prior approval of the Israel Innovation Authority. Microbot has no obligation to repay the grant, if the SCS project fails, is unsuccessful or aborted before any sales are generated. The financial risk is assumed completely by the IIA.

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

Microbot plans to continue to fund its research and development and other operating expenses, other development activities relating to additional product candidates, and the associated losses from operations, through its existing cash and possibly additional grants from the Israeli Innovation Authority. Microbot intends to also raise capital through future issuances of debt and/or equity securities, including registered offerings under its existing Registration Statement on Form S-3 for up to $75 million of securities, which it may draw down from time to time. These issuances may be opportunistic and even if the Company has enough funds at such time for operations for more than 12-24 months. The capital raises from issuances of convertible debt and equity securities could result in additional dilution to Microbot’s shareholders. In addition, to the extent Microbot determines to incur additional indebtedness, Microbot’s incurrence of additional debt could result in debt service obligations and operating and financing covenants that would restrict its operations. Microbot can provide no assurance that financing will be available in the amounts it needs or on terms acceptable to it, if at all. If Microbot is not able to secure adequate additional working capital when it becomes needed, it may be required to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned research programs. Any of these actions could materially harm Microbot’s business.

Cash Flows

The following table provides a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Years ended December 31,
	2020	2019
Net cash flows from operating activities	$(7,252)	$(6,451)
Net cash flows from investing activities	(2,768)	(2,453)
Net cash flows from financing activities	(3,375)	36,770
Net (decrease) increase in cash and cash equivalents	$(13,395)	$27,866

Comparison of the Years Ended December 31, 2020 and 2019

Cash used in operating activities for the year ended December 31, 2020 was approximately $7,252,000, compared to $6,451,000 in 2019. The increase was from higher net losses in 2020 partially offset by increased non-cash stock-based compensation.

Net cash flows from investing activities decreased in 2020 compared to 2019 primarily from the net purchase of marketable securities.

Net cash flows from financing activities decreased in 2020 due primarily to issuance of common stock of $36,770,000 during 2019, while in 2020 there was a payback of $3,375,000 to investors due to the outcome of litigation with such investors.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Microbot’s cash and cash equivalents as of December 31, 2020 consisted of readily available checking and money market funds. Microbot’s primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in Microbot’s portfolio, a sudden change in market interest rates would not be expected to have a material impact on Microbot’s financial condition and/or results of operations. Microbot does not believe that its cash or cash equivalents have significant risk of default or illiquidity. While Microbot believes its cash and cash equivalents do not contain excessive risk, Microbot cannot provide absolute assurance that in the future its investments will not be subject to adverse changes in market value. In addition, Microbot maintains significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2020. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the management of the Company, have determined that as of December 31, 2020, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a – 15(f) of the Exchange Act). There are inherent limitations to the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. We have assessed the effectiveness of our internal controls over financial reporting (as defined in Rule 13a -15(f) of the Exchange Act) as of December 31, 2020, and have concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Board of Directors

We currently have seven directors serving on our Board. The following table lists the names, ages and positions of the individuals who serve as directors of the Company, as of March 29, 2021:

Name	Age	Position
Harel Gadot	48	President, Chief Executive Officer and Chairman of the Board of Directors
Yoseph Bornstein(1)(3)	63	Director
Scott Burell(1)(2)	56	Director
Martin Madden(1)(3)	59	Director
Prattipati Laxminarain(2)	63	Director
Aileen Stockburger(3)	58	Director
Tal Wenderow(2)	46	Director

(1)	Member of Audit Committee.
(2)	Member of Corporate Governance Committee.
(3)	Member of Compensation Committee.

We have a classified Board, with each of our directors serving a staggered three-year term. The following table shows the current composition of the three classes of our Board:

Class I Directors (terms scheduled to expire in 2022):

Harel Gadot
Martin Madden
Tal Wenderow

Class II Directors (term scheduled to expire in 2023):

Scott Burell Aileen Stockburger

Class III Directors (term scheduled to expire in 2021):

Yoseph Bornstein
Prattipati Laxminarain

Harel Gadot, became President, Chief Executive Officer and Chairman of the Company’s Board following the consummation of the merger of C&RD Israel Ltd, a wholly owned subsidiary of the Company, with and into Microbot Israel, with Microbot Israel surviving as a wholly owned subsidiary of the Company (the “Merger”). Mr. Gadot is a co-founder of Microbot Israel and has served as Microbot Israel’s Chief Executive Officer since Microbot Israel was founded in November 2010. He has been the Chairman of Microbot Israel’s board of directors since July 2014. He also serves as the Chairman of XACT Robotics Ltd., an Israel-based private company seeking to develop a novel platform technology for robotic needle steering in minimally invasive interventional procedures such as biopsies and ablations, since August 2013 and MEDX Xelerator L.P., a medical device and digital health Israeli incubator, since July 2016. From December 2007 to April 2010 Mr. Gadot was a Worldwide Group Marketing Director at Ethicon Inc., a Johnson and Johnson Company, where he was responsible for the global strategic marketing of the Company. Mr. Gadot also held management positions, as well as leading regional strategic position for Europe, Middle-East and Africa, as well as In Israel, while at Johnson and Johnson. Mr. Gadot served as director for ConTIPI Ltd. from August 2010 until November 2013 when ConTIPI Ltd. was acquired by Kimberly-Clark Corporation. Mr. Gadot holds a B.Sc.in Business from Siena College, Loudonville NY, and an M.B.A. from the University of Manchester, UK. The Company believes that Mr. Gadot is qualified to serve as Chairman of the Board and as President and Chief Executive Officer of the Company due to his extensive experience in strategic marketing and general management in the medical device industry.

Yoseph Bornstein, became a director of the Company following the Merger. Mr. Bornstein is a co-founder of Microbot Israel and has been a member of the Board of Directors since Microbot Israel was founded in November 2010. Mr. Bornstein founded Shizim Ltd., a life science holding group in October 2000 and has served as its president since then. Mr. Bornstein is the Chairman of GCP Clinical Studies Ltd., a provider of clinical research services and educational programs in Israel since January 2002. He is the Chairman of Biotis Ltd., a service company for the bio-pharmaceutical industry, since June 2000. In addition, he is the Chairman of Dolphin Medical Ltd., which supplies the medical device industry, since April 2012, and the Chairman of ASIS Enterprises B.B.G. Ltd., a business development company focusing on creating business ties between Israeli and Japanese entities, since August 2007. Mr. Bornstein is a co-founder and director of XACT Robotics, which is developing a novel platform technology for robotic needle steering in minimally invasive interventional procedures, and is the founder of ShizimXL and ShizimVS Innovation Centers. In October 1992, Mr. Bornstein founded Pharmateam Ltd., an Israeli company that specialized in representing international pharmaceutical companies which was sold in 2000. Mr. Bornstein is also a founder of a number of other privately held life-science companies. Mr. Bornstein served as the Biotechnology Committee Chairman of the Unites States-Israel Science & Technology Commission (the “USISTC”) from September 2002 to February 2005 as well as a consultant for USISTC from September 2002 to February 2005. He is also the founder of ILSI-Israel Life Science Industry Organization (who was integrated into IATI) and ITTN-Israel Tech Transfer Organization. The Company believes that Mr. Bornstein is qualified to serve as a member of the Board due to his extensive experience in, and knowledge of, the life sciences industry and international business.

Scott R. Burell, became a director of the Company following the Merger. Since August 1, 2018, Mr. Burell has been the Chief Financial Officer of AIVITA Biomedical, Inc., an Irvine California-based immuno-oncology company focused on the advancement of commercial and clinical-stage programs utilizing curative and regenerative medicines. From November 2006 until its sale to Invitae Corp. (NYSE: NVTA) in November 2017, he was the Chief Financial Officer, Secretary and Treasurer of CombiMatrix Corporation (NASDAQ: CBMX), a family health-focused clinical molecular diagnostic laboratory specializing in pre-implantation genetic screening, prenatal diagnosis, miscarriage analysis, and pediatric developmental disorders. He successfully led the split-off of CombiMatrix in 2007 from its former parent, has led several successful public and private debt and equity financing transactions as well as CombiMatrix’s reorganization in 2010. Prior to this, Mr. Burell had served as CombiMatrix’s Vice President of Finance since November 2001 and as its Controller from February 2001 to November 2001. From May 1999 to first joining CombiMatrix in February 2001, Mr. Burell was the Controller for Network Commerce, Inc. (NASDAQ: SPNW), a publicly traded technology and information infrastructure company located in Seattle. Prior to this, Mr. Burell spent nine years with Arthur Andersen’s Audit and Business Advisory practice in Seattle. During his tenure in public accounting, Mr. Burell worked with many clients, both public and private, in the high-tech and healthcare markets, and was involved in numerous public offerings, spin-offs, mergers and acquisitions. Mr. Burell is a Board member of Mer Telemanagement Solutions Ltd. (Nasdaq: MTSL), an Israeli-based publicly traded telecommunications services company. Mr. Burell obtained his Washington state CPA license in 1992 and is a certified public accountant (currently inactive). He holds Bachelor of Science degrees in Accounting and Business Finance from Central Washington University. The Company believes Mr. Burell’s qualifications to serve on the Board include his experience as an executive of a public life sciences company and knowledge of financial accounting in the medical technology field.

Martin Madden, has been a director of the Company since February 6, 2017. Mr. Madden has held various positions at Johnson & Johnson and its affiliates from 1986 to January 2017, most recently as Vice President, Research & Development of DePuy Synthes, a Johnson & Johnson Company, from February 2016 to January 2017. Prior to that, from July 2015 to February 2016, Mr. Madden was the Vice President, New Product Development of Johnson & Johnson Medical Devices. From January 2012 to July 2015, Mr. Madden was the Vice President, Research & Development of Johnson & Johnson’s Global Surgery Group. During his thirty-year tenure with Johnson & Johnson’s Medical Device organization, he was an innovator and research leader for nearly every medical device business including Cardiology, Electrophysiology, Peripheral Vascular Surgery, General and Colorectal Surgery, Aesthetics, Orthopaedics, Sports Medicine, Spine, and Trauma. As an executive of Johnson & Johnson, Mr. Madden served on the management boards of Johnson & Johnson’s Global Surgery Group, Ethicon, Ethicon Endo-Surgery, DePuy-Synthes, and Cordis, with responsibility for research and development – inclusive of organic and licensed/acquired technology. He was also Chairman of J&J’s Medical Device Research Council, with responsibility for talent strategy and technology acceleration. Mr. Madden serves on the Board of Directors of Novocure (NASDAQ: NVCR), a global oncology company, and is an advisor to numerous medical device start-ups. Mr. Madden holds a MBA from Columbia University, a M.S. from Carnegie Mellon University in Mechanical Engineering, and a B.S. from the University of Dayton in Mechanical Engineering. The Company believes that Mr. Madden is qualified to serve as a member of the Board due to his extensive experience in research and development, portfolio planning, technology assessment and assimilation, and project management and budgeting.

Prattipati Laxminarain, has been a director of the Company since December 6, 2017. From April 2006 through October 2017, Mr. Laxminarain served as Worldwide President at Codman Neuro, a global neurosurgery and neurovascular company that offers a portfolio of devices for hydrocephalus management, neuro intensive care and cranial surgery and other technologies, and which was part of DePuy Synthes Companies of Johnson & Johnson. Mr. Laxminarain is currently the CEO of Deinde Medical Corporation, and is a Board Member of Oculogica Inc., Millar Inc., and GT Medical Inc. He has a degree in Mechanical Engineering from Osmania University, Hyderabad, India and an MBA from Indian Institute of Management. The Company believes that Mr. Laxminarain is qualified as a Board member of the Company because of his extensive experience working with medical device companies and knowledge of the industries in which the Company intends to compete.

Aileen Stockburger was appointed by the Board on March 26, 2020 to fill a vacancy on the Board and to serve as a Class II director of the Company, with a term commencing on April 1, 2020. Since February 2018, Ms. Stockburger has provided M&A consulting and advisory services through Aileen Stockburger LLC. Prior to that, from 1989 through January 2018, Ms. Stockburger held various positions in Johnson & Johnson, most recently as Vice President, Worldwide Business Development & Strategic Planning for the DePuy Synthes Group of Johnson & Johnson, and as a member of its Worldwide Board and Group Operating Committee, from 2010-2018. In that role, she oversaw the group’s merger and acquisition activities, including deal structuring, negotiations, contract design and review, and deal terms. Before joining Johnson & Johnson, Ms. Stockburger spent several years at PriceWaterhouseCoopers, and earned her CPA certification. She is also a Non-Executive Director of Next Science Limited (ASX: NXS), a medical technology company headquartered in Sydney, Australia, with a primary focus in the development and continued commercialization of its proprietary technology to reduce the impact of biofilm based infections in human health. Ms. Stockburger received her MBA and BS from The Wharton School, University of Pennsylvania. The Company believes that Ms. Stockburger is qualified as a Board member of the Company because of her extensive experience in strategizing, managing and closing sizable, complex worldwide mergers and acquisitions, licensing agreements and divestitures, as well as her expertise in business development, strategic planning and finance.

Tal Wenderow was appointed by the Board on July 29, 2020 to fill a vacancy on the Board and to serve as a Class I director of the Company, with a term commencing on August 1, 2020. Since February 2019, Mr. Wenderow serves as the President and CEO of Vocalis Health Inc., an AI healthtech company pioneering the development of vocal biomarkers. Previously, Mr. Wenderow co-founded Corindus Vascular Robotics in 2002, which was a New York Stock Exchange-listed company upon its acquisition by Siemens Healthineers in 2019. Mr. Wenderow held various positions at Corindus from founder, Chief Executive Officer and director at inception, Executive Vice President Product & Business Development to his most recent role as Executive Vice President of International & Business Development. Mr. Wenderow received a B.Sc. in Mechanical Engineering at the Technion – Israel Institute of Technology, Haifa, Israel. The Company believes that Mr. Wenderow is qualified as a Board member of the Company because of his extensive knowledge of the medical robotics space with specific focus on interventional procedures, as well as his medical devices start up experience.

Executive Officers

Following are the name, age and other information for our executive officers, as of March 25, 2021. All company officers have been appointed to serve until their successors are elected and qualified or until their earlier resignation or removal. Information regarding Harel Gadot, our Chairman, President and Chief Executive Officer, is set forth above under “Board of Directors.”

Name	Age	Position
Harel Gadot	48	President, Chief Executive Officer and Chairman of the Board of Directors
David Ben Naim	52	Chief Financial Officer
Eyal Morag	56	Chief Medical Officer

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

Eyal Morag, has served as the Company’s Chief Medical Officer (“CMO”) since May 2020. As CMO, Dr. Morag leads the development and execution of the clinical strategy of the Company, including its current development of the SCS and LIBERTY products as well as its future pipeline. Dr. Morag is a member of the Company’s Scientific Advisory Board since November 1, 2017. Dr. Morag is certified by the American Board of Radiology, and from March 2017 through May 2020 has been the Chairman of Radiology at Assuta Ashdod Medical Center, Ashdod, Israel. Previously, from July 2014 through March 2017, he was the senior Radiologist at URG Teleradiology LLC, the largest provider of subspecialty radiology and teleradiology services in New Jersey. He is a graduate of Boston University School of Medicine and completed both his Radiology residency and Fellowship in Cardiovascular & Interventional Radiology at the Beth Israel Deaconess Medical Center & Harvard Medical School. Following his clinical training, Dr. Morag then joined a private practice in western Massachusetts, where he served as Chief of Radiology at Holyoke Medical Center for several years. He has also served as the Regional Radiology Director at Mercy Health Partners Hospitals in Toledo, Ohio, and was a member of the University Radiology Group where he headed the International Investment efforts for the Ventures division. Dr. Morag’s international experience developing and establishing radiology-related businesses includes teleradiology, interventional Radiology services, and free-standing imaging centers. During his fellowship, Dr. Morag co-founded InTek Technology, a medical device startup company. Later he founded Global Versa Radiology (“GVR”), an Israeli and U.S. based teleradiology company. GVR has established imaging centers in Russia and Ukraine and provided teleradiology services in countries outside the U.S. and Israel. Dr. Morag served as GVR’s Chief Medical Officer and Vice-President. He continues to be involved in several startup companies ranging from AI to medical devices. Dr. Morag is also a member of the Advisory Board of MEDX Xelerator, a medical device and digital health incubator, of which Mr. Gadot is Chairman.

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

Audit Committee

The Audit Committee is composed of Messrs. Burell, Madden and Bornstein. Each of the members of the Audit Committee is independent, and the Board has determined that Mr. Burell is an “audit committee financial expert,” as defined in SEC rules. The Audit Committee acts pursuant to a written charter which is available through our website at www.microbotmedical.com. The Audit Committee held four meetings during the fiscal year ended December 31, 2020 and acted by unanimous written consent one time.

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

Compensation Committee

The Compensation Committee is composed of Messrs. Madden (Chairman), Bornstein and Stockburger. Each of the members of the Compensation Committee is independent. The Compensation Committee acts pursuant to a written charter which is available through our website at www.microbotmedical.com. The Compensation Committee held 11 meetings during the fiscal year ended December 31, 2020 and acted by unanimous written consent two times.

The Compensation Committee acts pursuant to a written charter. The Compensation Committee makes recommendations to the Board of Directors and management concerning salaries in general, determines executive compensation and approves incentive compensation for employees and consultants.

Corporate Governance Committee

The Corporate Governance Committee is composed of Messrs. Laxminarain, Burell and Wenderow. Each of the members of the Corporate Governance Committee is independent. The Corporate Governance Committee acts pursuant to a written charter which is available through our website at www.microbotmedical.com. The Corporate Governance Committee acted by unanimous written consent two times during the fiscal year ended December 31, 2020.

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

Code of Business Conduct and Ethics

We have adopted a Code of Ethics and Conduct that applies to all of our directors, officers, employees, and consultants. A copy of our code of ethics is posted on our website at www.microbotmedical.com. We intend to disclose any substantive amendment or waivers to this code on our website. There were no substantive amendments or waivers to this code in 2020.

Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC reports of ownership of our securities and changes in reported ownership. Executive officers, directors and greater than 10% beneficial owners are required by SEC rules to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of the copies of such forms furnished to us, or written representations from the reporting persons that no Form 5 was required, we believe that, during the fiscal year ended December 31, 2020, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners have been met, except for Mr. Wenderow, who failed to timely file a Form 3 and a Form 4 showing one transaction.

Item 11. Executive Compensation.

The following table sets forth information regarding each element of compensation that was paid or awarded to the named executive officers of the Company for the periods indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)

Harel Gadot	2020	450,000	270,000		–	1,622,446	–	13,800	(2)	2,356,246
CEO, President & Chairman	2019	360,000	144,000	(3)	–	482,493	–	13,800	(2)	1,000,293

Eyal Morag(4)	2020	243,000	–		–	21,622	–	7,079	(5)	271,701
Chief Medical Officer	2019	–	–		–	–	–	–		–

David Ben Naim	2020	82,242	–		–	20,308	–	–		102,550
Chief Financial Officer	2019	74,268	–		–	20,308	–	–		94,576

(1)	Amounts shown do not reflect cash compensation actually received by the named executive officer. Instead, the amounts shown are the non-cash aggregate grant date fair values of stock option awards made during the periods presented as determined pursuant to ASC Topic 718 and excludes the effect of forfeiture assumptions. The assumptions used to calculate the fair value of stock option awards are set forth under Note 9 to the Consolidated Financial Statements of the Company included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
(2)	All Other Compensation includes Mr. Gadot’s monthly automobile allowance and tax gross-up.
(3)	Represents Mr. Gadot’s bonus for the 2019 fiscal year, which amount was actually paid in 2020.
(4)	Dr. Morag commence employment on May 1, 2020. Dr. Morag entered into an Employment Agreement with the Company as of February 18, 2020.
(5)	All Other Compensation includes Dr. Morag’s yearly automobile allowance.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the named executive officers as of the end of the fiscal year ended December 31, 2020.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market value of Shares of Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

Harel Gadot	77,846	–	$4.20	1/01/2025	–	–	–	–
	108,148	12,699	15.75	9/14/2027
	–	166,666	9.64	2/25/2030
Eyal Morag	6,250	18,750	6.16	7/14/2030	–	–	–	–
David Ben Naim	5,000	–	15.30	12/28/2027	–	–	–	–

Executive Employment Agreements

Harel Gadot Employment Agreement

The Company entered into an employment agreement (the “Gadot Agreement”) with Harel Gadot on November 28, 2016, to serve as the Company’s Chairman of the Board of Directors and Chief Executive Officer, on an indefinite basis subject to the termination provisions described in the Agreement. Pursuant to the terms of the Gadot Agreement, as amended most recently on February 25, 2020, Mr. Gadot shall receive an annual base salary of $450,000. The salary is reviewed on an annual basis by the Compensation Committee of the Company to determine potential increases taking into account such performance metrics and criteria as established by Mr. Gadot and the Company. Accordingly, for the 2021 fiscal year, Mr. Gadot’s annual base salary was increased to $500,000.

Effective as of January 1, 2020, Mr. Gadot shall also be entitled to receive a target annual cash bonus of up to a maximum amount of 60% of base salary, which maximum amount was paid for the 2020 fiscal year. In addition, Mr. Gadot received in February 202 a one-time special bonus equal to $270,000.

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

Pursuant to the Agreement, the Company shall pay the Service Provider a fixed fee of NIS 22,000, or the equivalent of approximately $6,380 per month based on an exchange rate of $.29 for NIS1.0, plus VAT per month, and the Company shall reimburse DBN Finance Services for reasonable and customary out of pocket expenses incurred by it or Mr. Ben Naim connection with the performance of the duties under the Services Agreement. In addition, the Company shall maintain for the benefit of Mr. Ben Naim, a Directors and Officers insurance policy, according to the Company’s policy for other directors and officers of the Company.

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

Eyal Morag Employment Agreement

We entered into an employment agreement (the “Morag Agreement”), as of February 18, 2020, with Dr. Morag, to serve as the Company’s Chief Medical Officer, on an indefinite basis subject to the termination provisions described in the Morag Agreement. Pursuant to the terms of the Morag Agreement, Dr. Morag shall receive a base salary of NIS64,000 per month plus Global Overtime (as defined in the Morag Agreement) of NIS 16,000 per month.

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

Director Compensation

The Company adopted in January 2021 an amended compensation package for the non-management members of its Board, pursuant to which each such Board member would receive for his or her services $35,000 per annum. Furthermore, each member of the Audit Committee of the Board receives an additional $10,000 per annum ($20,000 if Chairman), each member of the Compensation Committee of the Board receives an additional $7,500 per annum ($15,000 if Chairman) and each member of the Corporate Governance and Nominating Committee of the Board receives an additional $5,000 per annum ($10,000 if Chairman). Board members are also entitled to receive equity awards. Upon joining the Board, a member would receive an initial grant of $190,000 of stock options (calculated as the product of the exercise price on the date of grant multiplied by the number of shares underlying the stock option award required to equal $190,000), with an additional grant of stock options each year thereafter, to purchase such number of shares of the Company’s common stock equal to $95,000.

The following table summarizes cash-based and equity compensation information for our outside directors, including annual Board and committee retainer fees and meeting attendance fees, for the year ended December 31, 2020:

Name	Fees earned or paid in cash	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Yoav Waizer (2)	$24,250	-	$11,550	-	-	-	$35,800
Yoseph Bornstein	$38,750	-	$22,895	-	-	-	$61,645
Scott Burell	$41,250	-	$22,895	-	-	-	$64,145
Martin Madden	$38,750	-	$22,895	-	-	-	$61,645
Prattipati Laxminarain	$29,750	-	$22,895	-	-	-	$52,645
Aileen Stockburger	$13,250	-	$5,123	-	-	-	$18,373
Tal Wenderow	$9,500	-	$4,484	-	-	-	$13,984

(1)	Amounts shown do not reflect cash compensation actually received by the director. Instead, the amounts shown are the non-cash aggregate grant date fair values of stock option awards made during the period presented as determined pursuant to ASC Topic 718 and excludes the effect of forfeiture assumptions. The assumptions used to calculate the fair value of stock option awards are set forth under Note 9 to the Consolidated Financial Statements of the Company included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

(2)	Mr. Waizer resigned as a director of the Company effective as of June 30, 2020.

Mr. Gadot received compensation for his services to the Company as set forth under the summary compensation table above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number of shares of our common stock beneficially owned, as of March 29, 2021, by (i) each of our directors and director nominees, (ii) each of our named executive officers, (iii) all of our current directors and executive officers as a group, and (iv) all those known by us to be to a beneficial owner of more than 5% of the Company’s common stock. In general, “beneficial ownership” refers to shares that an individual or entity has the power to vote or dispose of, and any rights to acquire common stock that are currently exercisable or will become exercisable within 60 days of March 29, 2021. We calculated percentage ownership in accordance with the rules of the SEC. The percentage of common stock beneficially owned is based on 7,108,133 shares outstanding as of March 29, 2021. In addition, shares issuable pursuant to options or other convertible securities that may be acquired within 60 days of March 29, 2021 are deemed to be issued and outstanding and have been treated as outstanding in calculating and determining the beneficial ownership and percentage ownership of those persons possessing those securities, but not for any other persons.

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

Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Common Stock Beneficially Owned
Chasing Value Asset Management Inc. (1)	610,657	8.59%
Harel Gadot(2)	489,507	6.56%
Yoseph Bornstein(3)	247,950	3.49%
Scott Burell(4)	7,382	*
Martin Madden(4)	7,382	*
David Ben Naim(4)	5,000	*
Prattipati Laxminarain(4)	7,382	*
Aileen Stockburger(4)	1,623	*
Dr. Eyal Morag(4)	8,125	*
Tal Wenderow(4)	1,592	*
All current directors and executive officers as a group (9 persons)(5)	775,943	10.33%

*	Less than 1%.

(1)	Based on a Schedule 13G filed by the reporting person on January 20, 2021. Sheldon D. Liber is the Chief Executive Officer of the reporting person. The address of the principal business office of the reporting person is 2444 Wilshire Boulevard, Suite 300, Santa Monica, California 90403.
(2)	Includes (i) 136,847 shares of our common stock owned by MEDX Ventures Group LLC, (ii) 77,846 shares of our common stock issuable upon the exercise of options granted to MEDX Ventures Group LLC, and (iii) 274,814 shares of our common stock issuable upon the exercise of options granted to Mr. Gadot. Mr. Gadot is the Chief Executive Officer, Company Group Chairman and majority equity owner of MEDX Venture Group, LLC and thus may be deemed to share voting and investment power over the shares and options beneficially owned by this entity.
(3)	Represents (i) 242,028 shares of our common stock owned by LSA - Life Science Accelerator Ltd. and (ii) 5,922 shares of our common stock issuable to Mr. Bornstein upon exercise of options. Based on representations and other information made or provided to the Company by Mr. Bornstein, Mr. Bornstein is the CEO and Director of LSA - Life Science Accelerator Ltd. and of Shizim Ltd., and Mr. Bornstein is the majority equity owner of Shizim Ltd. Shizim Ltd. is the majority equity owner of LSA - Life Science Accelerator Ltd. Accordingly, Mr. Bornstein may be deemed to share voting and investment power over the shares beneficially owned by these entities and has an address of 16 Irus Street, Rosh-Ha’Ayin Israel 4858022.
(4)	Represents options to acquire shares of our common stock.
(5)	Includes shares of our common stock issuable upon the exercise of options as set forth in footnotes (2), (3) and (4).

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

The independent members of our Board are Messrs. Bornstein, Burell, Madden, Laxminarain and Wenderow, and Ms. Stockburger.

Item 14. Principal Accountant Fees and Services.

Audit and Tax Fees

The Board, upon the recommendation of the Audit Committee, has selected the independent accounting firm of Brightman Almagor Zohar & Co., a Member of Deloitte Touche Tohmatsu Limited, to audit the accounts of the Company for the year ending December 31, 2020.

The Audit Committee considered the tax compliance services provided by Brightman Almagor Zohar & Co. and Deloitte Israel & Co., concluded that provision of such services is compatible with maintaining the independence of the independent accountants, and approved the provision by Brightman Almagor Zohar & Co. of tax compliance services with respect to the year ending December 31, 2020.

The Audit Committee received the following information concerning the fees of the independent accountants for the years ended December 31, 2020 and 2019, has considered whether the provision of these services is compatible with independence of the independent accountants, and concluded that it is:

	Years Ended December 31,
	2020	2019
Audit Fees (1)	$70,000	$50,000
Audit-Related Fees	–	–
Tax Fees	9,500	9,500
All Other Fees (2)	5,000	–

(1)	Audit fees represents fees for the audit of our annual consolidated financial statements and reviews of the interim consolidated financial statements, and review of audit-related SEC filings.

(2)	Includes fees related to issuing comfort letter and consent(s).

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

(3) Exhibits:

The documents set forth below are filed herewith or incorporated by reference to the location indicated.

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger and Reorganization, dated as of August 15, 2016, by and among StemCells, Inc., C&RD Israel Ltd. and Microbot Medical Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 15, 2016).
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and filed on March 15, 2007).
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 29, 2016).
3.3	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 4, 2018).
3.4	Amended and Restated By-Laws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 3, 2016).
3.5	Certificate of Elimination (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 12, 2018).
3.6	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 11, 2019).
4.1	Form of Series A Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 16, 2016).
4.2	Form of Series B Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 16, 2016).
4.3	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 16, 2019)
4.4	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 17, 2019).
4.5	Form of Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 25, 2019).
4.6	Form of Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 27, 2019).
4.7	Form of Wainwright Warrants (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 25, 2019).
4.8	Form of Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 30, 2019).

4.9	Form of Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 31, 2019).
4.10	Description of the Company’s Securities (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019).
10.1	Form of Indemnification Agreement, between the Company and each of its Directors and Officers (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 29, 2016).
10.2*	Employment Agreement with Harel Gadot (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 29, 2016).
10.3*	Services Agreement with DBN Finance Services Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 29, 2016).
10.4	License Agreement, dated June 20, 2012, by and between Technion Research and Development Foundation, and Microbot Medical Ltd. (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and filed on March 21, 2017).
10.5*	Form of Stock Option Agreement under the Microbot Medical Inc. 2017 Equity Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2017, filed on November 14, 2017).
10.6	Agreement, dated January 4, 2018, by and between CardioSert Ltd. and Microbot Medical Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 8, 2018).
10.7*	Employment Agreement with Dr. Eyal Morag (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on April 14, 2020).
10.8*	Microbot Medical Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement on Schedule 14A filed on August 11, 2017).
10.9*	Microbot Medical Inc. 2020 Omnibus Performance Award Plan (incorporated by reference to Exhibit A of the Company’s definitive Proxy Statement on Schedule 14A filed on July 31, 2020)
10.10*	Form of Restricted Stock Unit Award Agreement under the Microbot Medical Inc. 2020 Omnibus Performance Award Plan (incorporated by reference to Exhibit 4.2 of the registration Statement on Form S-8 of the Company filed on November 25, 2020)
10.11*	Form of NQO Award Agreement under the Microbot Medical Ltd. 2020 Omnibus Performance Award Plan (incorporated by reference to Exhibit 4.3 of the registration Statement on Form S-8 of the Company filed on November 25, 2020)
10.12*	Form of Restricted Stock Award Agreement under the Microbot Medical Ltd. 2020 Omnibus Performance Award Plan (incorporated by reference to Exhibit 4.4 of the registration Statement on Form S-8 of the Company filed on November 25, 2020)
10.13*	Form of SAR Award Agreement under the Microbot Medical Ltd. 2020 Omnibus Performance Award Plan (incorporated by reference to Exhibit 4.5 of the registration Statement on Form S-8 of the Company filed on November 25, 2020)
10.14*	Form of ISO Award Agreement under the Microbot Medical Ltd. 2020 Omnibus Performance Award Plan (incorporated by reference to Exhibit 4.6 of the registration Statement on Form S-8 of the Company filed on November 25, 2020)
21.1	Subsidiaries of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and filed on March 21, 2017).
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Harel Gadot, Chief Executive Officer)
31.2	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (David Ben Naim, Chief Financial Officer)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Harel Gadot, Chief Executive Officer)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (David Ben Naim, Chief Financial Officer)
101.INS	XBRL Instance.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation.
101.DEF	XBRL Taxonomy Extension Definition.
101.LAB	XBRL Taxonomy Extension Labels.
101.PRE	XBRL Taxonomy Extension Presentation.

* Indicates Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROBOT MEDICAL INC.

/s/ Harel Gadot
Harel Gadot
President, Chief Executive Officer and Chairman
Dated: March 31, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harel Gadot	Chairman, President and Chief Executive Officer	March 31, 2021
Harel Gadot	(Principal Executive Officer)

/s/ David Ben Naim	Chief Financial Officer	March 31, 2021
David Ben Naim	(Principal Financial and Accounting Officer)

/s/ Yoseph Bornstein	Director	March 31, 2021
Yoseph Bornstein

/s/ Prattipati Laxminarain	Director	March 31, 2021
Prattipati Laxminarain

/s/ Scott Burell	Director	March 31, 2021
Scott Burell

/s/ Martin Madden	Director	March 31, 2021
Martin Madden

/s/ Aileen Stockburger	Director	March 31, 2021
Aileen Stockburger

/s/ Tal Wenderow	Director	March 31, 2021
Tal Wenderow

MICROBOT MEDICAL INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Microbot Medical Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Microbot Medical Inc. and its subsidiary (the “Company”) as of December 31, 2020 and 2019 and the related consolidated statements of comprehensive loss, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Commitments and Contingencies: Litigation — Refer to Note 2Q and 8 to the financial statements

Critical Audit Matter Description

The Company is involved in a litigation as the defendant resulting from the 2017 financing Litigation from third parties may result in a substantial loss. An estimated loss from a loss contingency is accrued by a charge to expenses or shareholders’ equity if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

The Company concluded that the loss from the case is not probable and it cannot be reasonably estimable at this stage and no provision was recorded as of December 31, 2020

The determination of litigation contingency accruals is subject to significant management judgement in assessing the likelihood of a loss being incurred and when determining whether a reasonable estimate of the loss or range of loss can be made.

Given the inherent uncertainty of the outcome of identified litigation, auditing the valuation assertion of litigation contingency required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate management’s assessment on the likelihood and magnitude of the contingent loss and whether this litigation is reasonably estimable as of December 31, 2020.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the potential loss contingency liability and disclosure of the litigation included the following, among others:

●	We made inquiries with management to obtain an understanding of litigation matter and status that the Company is currently undergoing.

●	We obtained legal letters from the external legal counsel.

●	We inquired of the external and internal legal counsels to determine the status of the case and to understand the basis for management’s conclusion that the loss from the case is not probable and it cannot be reasonably estimable at this stage.

●	We evaluated the assumptions used by management to estimate the litigation contingency likelihood and magnitude, including corroborating these assumptions with internal and external legal counsel.

●	We evaluated the Company’s litigation contingencies disclosure for consistency with our evidence obtained on the litigation matter.

Brightman Almagor Zohar & Co.

Certified Public Accountants

A firm in the Deloitte Global Network

Tel Aviv, Israel

March 31, 2021

MICROBOT MEDICAL INC.

Consolidated Balance Sheets

U.S. dollars in thousands

(Except share and per share data)

		As of December 31,	As of December 31,
	Note	2020	2019
ASSETS
Current assets:
Cash and cash equivalents		$19,650	$28,771
Marketable securities	3	4,998	2,521
Restricted cash		84	4,358
Prepaid expenses and other assets	4	521	286
Total current assets		25,253	35,936

Property and equipment, net	6	251	228
Operating right-of-use assets	5	775	962
Total assets		$26,279	$37,126

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable		$275	$284
Provision for extinguishment dispute	8	-	3,604
Lease liabilities	5	187	143
Accrued liabilities	7	883	795
Total current liabilities		1,345	4,826

Non-current liabilities:
Long-term lease liabilities	5	626	760
Total liabilities		1,971	5,586

Shareholders’ equity:

Common stock; $0.01 par value; 60,000,000 shares authorized as of December 31, 2020 and December 31, 2019, 7,108,133 and 7,185,628 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	9	72	72
Additional paid-in capital		68,516	69,954
Treasury shares		-	(3,375)
Accumulated deficit		(44,280)	(35,111)
Total shareholders’ equity		24,308	31,540
Total liabilities and shareholders’ equity		$26,279	$37,126

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Consolidated Statements of Operations

U.S. dollars in thousands

(Except share and per share data)

	Note	For the Year Ended December 31,
		2020	2019
Research and development, net	10	$3,396	$3,048
General and administrative	11	5,693	4,192
Operating loss		(9,089)	(7,240)
Financing expenses, net		(80)	(103)
Capital gains		-	96
Net loss		$(9,169)	$(7,247)

Basic and diluted net loss per share		$(1.29)	$(1.70)
Basic and diluted weighted average common shares outstanding		7,117,747	4,267,209

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Consolidated Statements of Comprehensive Loss

U.S. dollars in thousands

(Except share and per share data)

	For the Year Ended December 31,
	2020	2019

Net loss	$(9,169)	$(7,247)
Net unrealized loss on marketable securities	*	*
Comprehensive loss	$(9,169)	$(7,247)

(*) Represents amount less than 1 thousand.

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Consolidated Statements of Shareholder’s Equity

U.S. dollars in thousands

(Except share and per share data)

	Common Stock		Additional Paid-In	Treasury	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Shares	Deficit	Equity

Balances, December 31, 2019	7,185,628	$72	$69,954	$(3,375)	$(35,111)	$31,540
Exercise of options	5,838	1	(1)	-	-	-
Cancellation of treasury Shares	(83,333)	(1)	(3,374)	3,375	-	-
Share-based compensation	-	-	1,937	-	-	1,937
Net loss	-	-	-	-	(9,169)	(9,169)
Balances, December 31, 2020	7,108,133	$72	$68,516	$-	$(44,280)	$24,308

Balances, December 31, 2018	3,012,343	$31	$32,538	$(3,375)	$(27,864)	$1,330
Issuance of common stock and warrants net of issuance costs	4,061,465	40	36,317	-	-	36,357
Share-based compensation	-	-	1,099	-	-	1,099
Cashless exercise of warrants	111,820	1	-	-	-	1
Net loss	-	-	-	-	(7,247)	(7,247)
Balances, December 31, 2019	7,185,628	$72	$69,954	$(3,375)	$(35,111)	$31,540

(*) Less than 1

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Consolidated Statements of Cash Flows

U.S. dollars in thousands

(Except share and per share data)

	For the Year Ended December 31,
	2020	2019
Operating activities:
Net loss	$(9,169)	$(7,247)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	68	84
Capital gains from sales of property and equipment	-	(96)
Unrealized gain from convertible loan	(61)	-
Non-cash and accrued interest	(9)	(25)
Share-based compensation expense	1,937	1,099
Changes in assets and liabilities:
Prepaid expenses and other assets	222	(126)
Other payables and accrued liabilities	(240)	(140)
Net cash flows used in operating activities	(7,252)	(6,451)
Investing activities:
Purchase of property and equipment	(91)	(216)
Investment in a convertible loan	(200)	-
Sales of property and equipment	-	259
Proceeds from sales of marketable securities	2,521	-
Purchase of marketable securities	(4,998)	(2,496)
Net cash flows used in investing activities	(2,768)	(2,453)
Financing activities:
Issuance of common stock and warrants, net of issuance costs	-	36,770
Repayment of shareholders investment	(3,375)	-
Net cash flows (used in) provided by financing activities	(3,375)	36,770

(Decrease) increase in cash, cash equivalents and restricted cash	(13,395)	27,866
Cash, cash equivalents and restricted cash at beginning of period	33,129	5,263
Cash, cash equivalents and restricted cash at ending of period	$19,734	$33,129

Non-cash activities:

Right-of-use assets obtained in exchange for new operating lease obligations	$-	$966

Supplemental disclosure of cash flow information:

Interest paid from litigation	$236	$-
Cash received from interest	$32	$97
Financing fees included in other receivable	$-	$412

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

On November 28, 2016, the Company consummated a transaction pursuant to an Agreement and Plan of Merger, dated August 15, 2016, with Microbot Medical Ltd., a private medical device company organized under the laws of the State of Israel (“Microbot Israel”), pursuant to which, among other things, Microbot Israel became a wholly-owned subsidiary of the Company. On the same day and in connection with the Merger, the Company changed its name from StemCells, Inc. to Microbot Medical Inc. On November 29, 2016, the Company’s common stock began trading on the Nasdaq Capital Market under the symbol “MBOT”.

The Company and its subsidiaries, where applicable, are collectively referred to as the “Company”.

B.	Risk Factors:

To date, the Company has not generated revenues from its operations. As of December 31, 2020, the Company had unrestricted cash and cash equivalent balance of approximately $19,650, which management believes is sufficient to fund its operations for more than 12 months from the date of issuance of these financial statements and sufficient to fund its operations necessary to continue development activities of its current proposed products.

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

The ultimate impact of the COVID-19 outbreak or similar health epidemics are highly uncertain and subject to changes, and the Company cannot presently predict the scope and severity of any potential business shutdowns or disruptions. However, if the Company or any of the third parties with whom the Company’s engages, including the suppliers, animal trial sites, contract research organizations, regulators, including the FDA health care providers and other third parties with whom the Company conducts business, were to experience shutdowns or other business disruptions, the Company’s ability to conduct our business and operations could be materially and negatively impacted, which could prevent or delay the Company from obtaining approval for its devices.

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

C.	Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Inter-company balances and transactions have been eliminated in consolidation.

D.	Cash and cash equivalents:

Cash and cash equivalents consist of cash and demand deposits in banks, and other short-term liquid investments (primarily interest-bearing time deposits) with original maturities of less than three months.

E.	Restricted cash:

Restricted cash as of December 31, 2020 included an $84 collateral account for the Company’s lease agreements and credit line from its commercial bank.

F.	Fair value of financial instruments:

The carrying values of cash and cash equivalents, other assets and accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of these instruments.

The Company measures the fair value of certain of its financial instruments (such as marketable securities) on a recurring basis. Marketable securities are discussed in Note 3.

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

G.	Concentrations of credit risk

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

H.	Property and equipment:

Fixed assets are presented at costs less accumulated depreciation. Depreciation is calculated based on the straight-line method over the estimated useful lives of the assets, at the following annual rates:

%

Research equipment and software	25-33
Furniture and office equipment	7
Leasehold improvements	Over the lease period

I.	Liabilities due to termination of employment agreements:

Under Israeli employment laws, employees of Microbot Israel are included under Article 14 of the Severance Compensation Act, 1963 (“Article 14”). According to Article 14, these employees are entitled to monthly deposits made by Microbot Israel on their behalf with insurance companies. Payments in accordance with Article 14 release Microbot Israel from any future severance payments (under the Israeli Severance Compensation Act, 1963) with respect of those employees. The aforementioned deposits are not recorded as an asset in the Company’s consolidated balance sheets.

J.	Basic and diluted net loss per share:

Basic net loss per share is computed by dividing net loss, as adjusted to include the weighted average number of shares of common stock outstanding during the year.

Diluted net loss per share is computed by dividing net loss, as adjusted, by the weighted average number of shares of common stock outstanding during the year, plus the number of shares of common stock that would have been outstanding if all potentially dilutive shares of common stock had been issued, using the treasury stock method, in accordance with ASC 260-10 “Earnings per Share”.

All outstanding stock options and warrants have been excluded from the calculation of the diluted loss per share for the years ended December 31, 2020 and December 31, 2019, since all such securities have an anti-dilutive effect.

K.	Research and development expenses, net:

Research and development expenses are charged to the consolidated statements of operations as incurred. Grants for funding of approved research and development projects are recognized at the time the Company is entitled to such grants, on the basis of the costs incurred and applied as a deduction from the research and development expenses.

L.	Share-based compensation:

The Company applies ASC 718-10, “Share-Based Payment,” which requires the measurement and recognition of compensation expenses for all share-based payment awards made to employees and directors including stock options under the Company’s stock plans based on estimated fair values.

ASC 718-10 requires companies to estimate the fair value of stock options using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s statement of operations, which is recognized based on a straight line method.

The Company accounts for shares and warrant grants issued to non-employees using the guidance of ASU No. 2018-07 “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” which expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services.

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

M.	Reclassification:

Certain prior year amounts have been reclassified to conform to the current year presentation.

N.	Income taxes:

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2020, and 2019, the Company had a full valuation allowance against deferred tax assets.

O.	Marketable securities:

Marketable securities are classified as available-for-sale and are carried at fair value. Unrealized gains and losses net of tax, if any, are reported as a separate component of shareholders’ equity. The cost of marketable debt securities classified as available–for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in finance income. Realized gains and losses and declines in value judged to be other than temporary, if any, are also included in other income, net. Interest earned on securities classified as available-for-sale is included in interest income. The cost of securities sold is based on the specific identification method.

Management evaluates whether available-for-sale securities are other-than-temporarily impaired (OTTI) on a quarterly basis. Debt securities with unrealized losses are considered OTTI if the Company intends to sell the security or if it is more likely than not that the Company will be required to sell such security prior to any anticipated recovery. If management determines that a security is OTTI under these circumstances, the impairment recognized in earnings is measured as the entire difference between the amortized cost and the then-current fair value. During the years 2020 and 2019, no investment OTTI losses were realized.

P.	Leases:

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires entities that leased assets be recognized on the balance sheet as assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months. The Company adopted this ASU effective January 1, 2019 using the modified retrospective application, applying the new standard to leases in place as of the adoption date. Prior periods have not been adjusted.

Arrangements that are determined to be leases at inception are recognized as long-term right-of-use assets (“ROU”) and lease liabilities in the consolidated balance sheets as of the lease commencement date. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future fixed lease payments over the lease term at the lease commencement date. As most of the Company’s leases do not provide an implicit rate, the Company applies its incremental borrowing rate based on the economic environment at the lease commencement date in determining the present value of future payments. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases or payments are recognized on a straight-line basis over the lease term.

ASU 2016-02 provided a number of optional practical expedients upon implementation. The Company elected the transition package of practical expedients available in the standard, which permitted the Company to not reassess under the new standard the Company’s prior conclusions about lease identification, lease classification, and initial direct costs and the practical expedient to not account for lease and non-lease components separately.

Q.	Contingencies:

Management records and discloses legal contingencies in accordance with ASC Topic 450 Contingencies. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company monitors the stage of progress of its litigation matters to determine if any adjustments are required.

R.	Recently issued accounting pronouncements:

From time to time, new accounting pronouncements are issued by the FASB, or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

In August 2018, the FASB issued ASU 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements”, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements, and is effective for the Company beginning on January 1, 2020. The adoption of ASU 2018-13 on January 1, 2020 did not have a material impact on the Company’s consolidated financial statements.

S.	Recently issued accounting pronouncements not yet adopted:

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments”, which introduces a model based on expected losses to estimate credit losses for most financial assets and certain other instruments. In addition, for available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. The ASU is effective for smaller reporting companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022 (January 1, 2023 for the Company) with early adoption permitted. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements and related disclosures.

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

NOTE 3 – FAIR VALUE MEASUREMENTS

The following table summarizes the Company’s financial assets subject to fair value measurement and the level of inputs used in such measurements as of December 31, 2020 and 2019:

	As of December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$8,585	$8,585	$-	$-
Total cash equivalents	8,585	8,585	-	-

Marketable securities:
Other money market funds	2,000	2,000	-	-
US Treasury Bond	2,998	2,998	-	-
Total marketable securities:	4,998	4,998	-	-

Other assets:
Convertible loan investment (see Note 4)	270	-	-	270
	270	-	-	270

Total assets	$13,853	$13,583	$-	$270

	As of December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$1,052	$1,052	$-	$-
Total cash equivalents	1,052	1,052	-	-

Marketable securities:
US Treasury Bond	2,521	2,521	-	-
Total marketable securities:	2,521	2,521	-	-
Total assets	3,573	3,573	-	-

The contractual maturity of the marketable securities noted above are one year.

NOTE 4 - OTHER CURRENT ASSETS

	As of December 31,
	2020	2019

Amounts due from government institutions	$70	$101
Convertible loan investment (1)	270	-
Prepaid expenses and others	181	185
	$521	$286

(1)	During 2020, the Company granted a convertible loan in the amount of $200 bearing annual interest of 5%. The loan and accumulated interest will be converted under certain terms and conditions as detailed in the agreement. Also, the Company has the right to receive back the loan and accumulated interest in cash as detailed in the agreement. In March 2021, the Company converted this loan and received total consideration of $270.

NOTE 5 - LEASES

We have lease agreements with lease and non-lease components, which we account for as a single lease component. Variable lease payments based on an index or rate are initially measured using the index or rate in effect at the lease commencement and included in the measurement of the lease liability; thereafter, changes to lease payments due to rate or index updates are recorded as rent expense in the period incurred. We have elected not to recognize ROU assets and lease liabilities for short-term leases that have a term of 12 months or less. The effect of short-term leases on our ROU assets and lease liabilities was not material. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. In addition, we do not have any related party leases and our sublease transactions are de minimis.

Supplemental cash flow information related to operating leases was as follows:

	For the Years Ended December 31,
	2020	2019

Cash payments for operating leases	$229	$354

Undiscounted maturities of operating lease payments as December 31, 2020 and December 31,2019 are summarized as follows:

	As of December 31,
	2020	2019

2020	$-	$216
2021	248	234
2022	193	180
2023	187	174
2024	188	176
2025	166	154
Total future lease payments	982	1,134
Less imputed interest	(169)	(231)
Total lease liability balance	$813	$903

Leases recorded on the consolidated balance sheets consist of the following:

	As of December 31,
	2020	2019
Assets
Operating lease right-of -use asset	$775	$962

Liabilities
Operating lease - current	$187	$143
Operating lease - non-current	626	760
	$813	$903

	As of December 31,
	2020	2019

Operating leases weighted average remaining lease term (in years)	4	2.5
Operating leases weighted average discount rate	9%	9%

NOTE 6 - PROPERTY AND EQUIPMENT, NET

	As of December 31,
	2020	2019

Cost:
Research equipment and software	$63	$52
Leasehold improvements	211	161
Furniture and office equipment	190	160
	464	373
Accumulated Depreciation:
Research equipment and software	54	38
Leasehold improvements	47	4
Furniture and office equipment	112	103
	213	145

	$251	$228

NOTE 7 - ACCRUED LIABILITIES

	As of December 31,
	2020	2019

Employee-related liabilities	$619	$187
Accrued expenses from the merger	131	131
Accrued expenses	264	464
	$883	$795

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Government Grants:

Microbot Israel has received grants from the Israeli Innovation Authority (“IIA”) for participation in research and development since 2013 through 2020, totaling approximately $1,500. In return, the Company is obligated to pay royalties amounting to 3%-3.5% of its future sales from commercialization of the funded research and development, up to the amount of the grants received.

The payment of royalties with respect to the repayment of the grants is contingent upon the successful completion of the Company’s research and development programs and generating sales. The Company has no obligation to repay these grants, if the project fails, is unsuccessful or aborted or if no sales are generated. The financial risk is assumed completely by the Government of Israel.

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

On May 25, 2018, Microbot delivered an Exercise Notice to CardioSert Ltd., notifying it that Microbot elected to exercise the option to acquire the Technology owned by CardioSert and therefore made an additional cash payment of $250 and 6,738 shares of common stock estimated at $74.

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

CardioSert agreed to assist Microbot Israel in the development of the Technology for a minimum of one year, for a monthly consultation fee of NIS 40,000 (or approximately US$12.40, based on an exchange rate of NIS3.215 to the dollar) covering up to 60 consulting hours per month.

Litigation:

Litigation Resulting from 2017 Financing

The Company lost its appeal of an adverse judgment in the lawsuit captioned Sabby Healthcare Master Fund Ltd. and Sabby Volatility Warrant Master Fund Ltd., Plaintiffs, against Microbot Medical Inc., Defendant, in the Supreme Court of the State of New York, County of New York (Index No. 654581/2017). As a result, the Securities Purchase Agreement (the “SPA”) related to the Company’s June 8, 2017 equity financing (the “Financing”) was rescinded as it related to Sabby Healthcare Master Fund Ltd. and Sabby Volatility Warrant Master Fund Ltd. (“Sabby”), and the Company paid approximately $3,700 to Sabby in return for the 83,333 shares of common stock Sabby purchased pursuant to the SPA. Soon after, the Company was named as the defendant in a lawsuit captioned Empery Asset Master Ltd., Empery Tax Efficient, LP, Empery Tax Efficient II, LP, Hudson Bay Master Fund Ltd., Plaintiffs, against Microbot Medical Inc., Defendant, in the Supreme Court of the State of New York, County of New York (the “Court”) (Index No. 651182/2020). The complaint alleges, among other things, that the Company breached multiple representations and warranties contained in the SPA, of which the Plaintiffs participated, and fraudulently induced Plaintiffs into signing the SPA. The complaint seeks rescission of the SPA and return of the Plaintiffs’ $6,750 purchase price with respect to the Financing. The Company filed a Motion to Dismiss on March 16, 2020, which was denied in February 2021.

The Company’s management is unable to assess the likelihood that it would be successful in any trial with respect to the SPA or the Financing, having previously lost the Sabby lawsuit. Accordingly, no assurance can be given that if the Company goes to trial and ultimately loses, or if the Company decides to settle at any time, such an adverse outcome would not be material to the Company’s consolidated financial position.

Alliance Litigation

On April 28, 2019, the Company brought an action against Alliance Investment Management, Ltd. (“Alliance”), later amended to include Joseph Mona (“Mona”) as a defendant, in the Southern District of New York under Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. 78p(b), to compel Alliance and Mona to disgorge short swing profits realized from purchases and sales of the Company’s securities within a period of less than six months. The case is Microbot Medical Inc. v. Alliance Investment Management, Ltd., No. 19-cv-3782-GBD (SDNY). The amount of profits was estimated in the complaint to be approximately $468.

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

On September 17, 2020, the Court issued a Memorandum Decision & Order that, among other things, granted Alliance’s summary judgment motion. The Company’s Section 16(b) claim against Mona remained pending following the Court’s dismissal of the Section 16(b) claim against Alliance.

On December 18, 2020, the Magistrate Judge issued a Report & Recommendation, which recommended that: (i) judgment of $484,614.30 be entered in the Company’s favor on its Section 16(b) claim against Mona; and (ii) Mona’s Section 10(b) claim be dismissed with prejudice (except as to allegations regarding statements purportedly made by employees of Integra Consulting, an outside investor relations firm, which the Magistrate recommended be dismissed without prejudice). On January 4, 2021, Mona filed Objections to the Magistrate’s Report & Recommendation, which is pending.

NOTE 9 - SHARE CAPITAL

Share Capital Developments:

As of December 31, 2020, and December 31, 2019, the Company had 7,108,133 and 7,185,628 shares of common stock issued and outstanding, respectively.

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

Employee Stock Option Grants

On January 21, 2019, the board of directors approved a grant of 11,630 stock options to purchase an aggregate of up to 11,630 shares of common stock to certain of its directors, at an exercise price per share of $8.60. The stock options vest over a period of 3 years as outlined in the option agreements. As a result, the Company recognized compensation expenses as of December 31, 2020 and 2019 in the total amount of $25 and $43, respectively, included in general and administrative expenses.

On August 12, 2019, the board of directors approved a grant of 17,503 stock options to purchase an aggregate of up to 17,503 shares of common stock to certain of its employees, at an exercise price per share of $5.95. The stock options vest over a period of 3 years as outlined in the option agreements. As a result, the Company recognized compensation expenses as of December 31, 2020 and 2019 in the total amount of $32 and $12, respectively, included in general and administrative expenses.

On October 23, 2019, the board of directors approved a grant of 19,760 stock options to purchase an aggregate of up to 19,760 shares of common stock to certain of its directors, at an exercise price per share of $5.06. The stock options vest over a period of 3 years as outlined in the option agreements. As a result, the Company recognized compensation expenses as of December 31, 2020 and 2019 in the total amount of $27 and $6, respectively, included in general and administrative expenses.

On February 25, 2020, the board of directors approved a grant of 166,666 stock options to purchase an aggregate of up to 166,666 shares of common stock to Mr. Harel Gadot, the Company’s Chairman of the Board, President and CEO, at an exercise price per share of $9.64. The stock options vest over a period of 1 years as outlined in the option agreements. As a result, the Company recognized compensation expenses as of December 31, 2020 in the total amount of $1,237 included in general and administrative expenses.

On July 14, 2020, the board of directors approved grants of stock options to purchase an aggregate of up to 31,492 shares of common stock to an independent director and to an officer, each at an exercise price per share of $6.16. The stock options vest over a period of 3 years as outlined in the option agreements. As a result, the Company recognized compensation expenses as of December 31, 2020 in the total amount of $27, included in general and administrative expenses.

On August 14, 2020, the board of directors approved a grant of stock options to purchase up to 4,902 shares of common stock to an independent director, at an exercise price per share of $8.16. The stock options vest over a period of 3 years as outlined in the option agreements. As a result, the Company recognized compensation expenses as of December 31, 2020 in the total amount of $4, included in general and administrative expenses.

On November 5, 2020, the Company granted to independent directors of the Company, options to purchase an aggregate of 11,084 shares of the Company’s common stock, at an exercise price per share of $7.22. The stock options vest over a period of 3 years as outlined in the option agreements. As a result, the Company recognized compensation expenses as of December 31, 2020 in the total amount of $3 included in general and administrative expenses.

A summary of the Company’s option activity related to options to employees and directors, and related information is as follows:

	For the Year ended December 31, 2020
	Number of stock options	Weighted average exercise price

Outstanding as of December 31, 2019	371,360	$9.19
Granted	214,145	9.0
Exercised	(965)	(*	)
Forfeited	-	-
Cancelled	(8,818)	9.10
Outstanding as of December 31, 2020	575,722	$9.14

Vested at end of period	332,104	$9.13

	For the Year ended December 31, 2019
	Number of stock options	Weighted average exercise price

Outstanding as of December 31, 2018	398,308	$11.50
Granted	48,893	6.20
Forfeited	(28,690)	15.30
Cancelled	(47,151)	19.35
Outstanding as of December 31, 2019	371,360	$9.19

Vested at end of period	270,827	$8.48

(*) Less than $0.01.

The intrinsic value is calculated as the difference between the fair market value of the common stock and the exercise price, multiplied by the number of in-the-money stock options on those dates that would have been received by the stock option holders had all stock option holders exercised their stock options on those dates as of December 31, 2020 and December 31, 2019, respectively.

As of December 31, 2020, and 2019, the aggregate intrinsic value of the outstanding options is $702 and $1,305 respectively, and the aggregate intrinsic value of the exercisable options is $657 and $1,115, respectively.

As of December 31, 2020, there were approximately $730 of total unrecognized compensation costs, net of expected forfeitures, related to unvested share-based compensation awards granted under the Share Incentive Plan. The costs are expected to be recognized over a weighted average period of 0.75 years

The stock options outstanding as of December 31, 2020 and December 31, 2019, summarized by exercise prices, are as follows:

Exercise price $	Stock options outstanding as of December 31, 2020	Stock options outstanding as of December 31, 2019	Weighted average remaining contractual life – years as of December 31, 2020	Weighted average remaining contractual life – years as of December 31, 2019	Stock options exercisable as of December 31, 2020	Stock options exercisable as of December 31, 2019

4.20	77,846	77,846	4.0	6.0	77,846	77,846
6.16	31,492	-	9.5	-	6,250	-
8.16	4,902	-	9.5	-	-	-
7.22	11,084	-	9.3	-	-	-
15.75	131,007	133,546	6.7	7.8	118,308	90,641
8.60	9,304	11,630	8.1	9.9	7,208	5,515
9.00	10,000	10,000	7.6	8.8	7,750	4,750
9.64	166,666	-	9.2	-	-	-
5.95	17,503	17,503	8.6	9.7	8,312	-
5.06	15,808	19,760	8.8	9.8	6,320	-
15.30	38,533	38,533	7.0	8.0	38,533	29,533
(*)	61,577	62,542	5.3	6.8	61,577	62,542
	575,722	371,360	7.3	8.3	332,104	270,827

(*) Less than $0.01.

Compensation expense recorded by the Company for its stock-based employee compensation awards in accordance with ASC 718-10 for the Years ended December 31, 2020 and 2019 was $1,937 and $1,099, respectively.

The grant date fair values of stock options granted in the years ended December 31, 2020 and 2019 were estimated using the Black-Scholes valuation model with the following:

	Year ended December 31,
	2020	2019
Expected volatility	113.86%-135.21%	132.63%-144.4%
Risk-free interest	0.33%-1.62%	1.49%-2.62%
Dividend yield	0%	0%
Expected life of up to (years)	5.5-5.8	5.3

Warrants

The remaining outstanding warrants and terms as of December 31, 2020 and December 31, 2019 are as follows:

Issuance date	Outstanding as of December 31, 2020	Outstanding as of December 31, 2019	Exercise Price	Exercisable as of December 31, 2020	Exercisable Through

Series A (2013)	183	183	$2,754.00	183	April 9, 2023
Series A (2015)	-	683	$1,377.00	-	April 30, 2020
Series B (2016)	2,770	2,770	$40.50	2,770	March 14, 2022
Warrant to underwriters 1.2019	8,082	22,767	$8.13	8,082	July 14, 2022
Warrant to underwriters 1.2019	29,500	29,500	$12.50	29,500	July 15, 2022
Warrant to underwriters 1.2019	-	12,500	$12.50	-	January 15, 2020
Warrant to underwriters 12.2019	45,643	45,643	$13.13	45,643	June 25, 2023
Warrant to underwriters 12.2019	47,619	47,619	$13.13	47,619	June 27, 2023
Warrant to underwriters 12.2019	45,045	45,045	$13.88	45,045	June 30, 2023

In December 2019, 125,000 outstanding warrants at an exercise price per share of $10.00, were exercised on a “net exercise” or “cashless” basis into 61,677 shares of common stock, and 125,000 outstanding warrants at an exercise price per share of $10.00, were exercised on a “net exercise” or “cashless” basis into 50,143 shares of common stock. All of such warrants were issued in January 2019.

In August 2020, 14,685 outstanding warrants at an exercise price per share of $8.13, were exercised on a “net exercise” or “cashless” basis into 4,873 shares of common stock All of such warrants were issued in January 2019.

NOTE 10 - RESEARCH AND DEVELOPMENT EXPENSES, NET

	Years ended December 31,
	2020	2019
Payroll and related expenses	$1,596	$1,404
Share-based compensation	121	131
Professional services	761	585
Materials	273	545
Patents	255	79
Rent	195	178
Office and maintenance expenses	94	61
Depreciation	64	76
Other	37	17
Less: Grants received from IIA & EC	-	(28)
	$3,396	$3,048

NOTE 11 - GENERAL AND ADMINISTRATIVE EXPENSES

	Years ended December 31,
	2020	2019

Payroll and related expenses	$1,500	$850
Government fees	334	199
Share-based compensation	1,816	968
Professional services	1,036	1,282
Insurance	500	266
Public and investor relations	272	169
Office and maintenance expenses	126	157
Travel	62	246
Other	43	47
Depreciation	4	8
	$5,693	$4,192

NOTE 12 - TRANSACTIONS AND BALANCES WITH RELATED PARTIES

	Year ended December 31,
	2020	2019

Transactions:
Payroll and related expenses	$2,974	$1,094
Directors’ fees and insurance	807	569
	$3,781	$1,663

	As of December 31,
	2020	2019
Balances:
Other accounts payable	$313	$228

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 13 - TAXES ON INCOME

The Company is subject to income taxes under the Israeli and U.S. tax laws:

Corporate tax rates

The Company is subject to Israeli corporate tax rate of 23% for the years ended 2020 and 2019.

The Company is subject to a U.S. Federal tax of 21% for the years ended December 31, 2020 and 2019.

As of December 31, 2020, the Company generated net operating losses in Israel of approximately $19,773 which may be carried forward and offset against taxable income in the future for an indefinite period.

As of December 31, 2020, the Company incurred net operating losses in the U.S. of approximately $492,487. Net operating losses in the United States are available through 2035. Utilization of U.S. net operating losses may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

The Company is still in its development stage and has not yet generated revenues, therefore, it is more likely than not that sufficient taxable income will not be available for the tax losses to be utilized in the future. Therefore, a valuation allowance was recorded to reduce the deferred tax assets to its recoverable amounts.

	Year ended December 31,
	2020	2019

Net operating loss carry-forwards	$512,260	$503,065

Other net deferred tax assets	107,574	115,705
Valuation allowance	(107,574)	(115,705)
Net deferred tax assets	$-	$-

Reconciliation of Income Taxes:

The following is a reconciliation of the taxes on income assuming that all income is taxed at the ordinary statutory corporate tax rate in Israel and the effective income tax rate:

	Year ended December 31,
	2020	2019

Net loss in Israel	$4,042	$3,972
Net loss in U.S.	5,127	3,275
Statutory tax rate	21-23%	21-23%
Income Tax under statutory tax rate	2,005	1,601
Change in valuation allowance	(2,005)	(1,601)
Actual provision for income taxes	$-	$-

