Form 10-K/A
period 2020-12-31
Microbot Medical Inc.
filed 2021-04-14
CIK 883975

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

Common stock outstanding as of March 29, 2021: 7,108,133 shares

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Microbot Medical Inc. (the “Company”) for the year ended December 31, 2020, as filed with the Securities and Exchange Commission on March 31, 2021 (the “Form 10-K”).

In the Form 10-K, the Company inadvertently omitted (a) “/s/ Brightman Almagor Zohar & Co.” on the signature line in the document titled “Report of Independent Registered Public Accounting Firm” (the “Audit Report”), (b) “We have served as the Company’s auditor since 2013.” from the Audit Report and (c) “/s/ Brightman Almagor Zohar & Co.” on the signature line in the document titled “Consent of Independent Registered Public Accounting Firm” in Exhibit 23.1 filed with the Form 10-K (the “Consent”).

The Audit Report and Consent were each signed by Brightman Almagor Zohar & Co. and delivered to the Company, and Brightman Almagor Zohar & Co. provided their consent to the Company to release the Audit Report and the Consent and file the Form 10-K prior to the original filing of the Form 10-K, but the conformed signature lines and the other disclosure was inadvertently omitted from the versions of the Audit Report and Consent included in or accompanying the filing.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are being filed as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment.

This Amendment consists solely of the preceding cover page, this explanatory note, the information required by Item 15 of Form 10-K, a signature page, a replacement Exhibit 23.1, and certifications required to be filed as exhibits hereto. Except as described in this Explanatory Note, this Amendment does not modify, amend, or update any of the financial information or any other information set forth in the Form 10-K, and this Amendment does not reflect events that occurred subsequent to March 31, 2021.

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

(3) Exhibits:

The documents set forth below are filed herewith or incorporated by reference to the location indicated.

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger and Reorganization, dated as of August 15, 2016, by and among StemCells, Inc., C&RD Israel Ltd. and Microbot Medical Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 15, 2016).
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and filed on March 15, 2007).
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 29, 2016).
3.3	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 4, 2018).

3.4	Amended and Restated By-Laws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 3, 2016).
3.5	Certificate of Elimination (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 12, 2018).
3.6	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 11, 2019).
4.1	Form of Series A Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 16, 2016).
4.2	Form of Series B Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 16, 2016).
4.3	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 16, 2019)
4.4	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 17, 2019).
4.5	Form of Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 25, 2019).
4.6	Form of Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 27, 2019).
4.7	Form of Wainwright Warrants (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 25, 2019).
4.8	Form of Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 30, 2019).
4.9	Form of Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 31, 2019).
4.10	Description of the Company’s Securities (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019).
10.1	Form of Indemnification Agreement, between the Company and each of its Directors and Officers (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 29, 2016).
10.2*	Employment Agreement with Harel Gadot (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 29, 2016).
10.3*	Services Agreement with DBN Finance Services Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 29, 2016).
10.4	License Agreement, dated June 20, 2012, by and between Technion Research and Development Foundation, and Microbot Medical Ltd. (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and filed on March 21, 2017).
10.5*	Form of Stock Option Agreement under the Microbot Medical Inc. 2017 Equity Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2017, filed on November 14, 2017).
10.6	Agreement, dated January 4, 2018, by and between CardioSert Ltd. and Microbot Medical Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 8, 2018).
10.7*	Employment Agreement with Dr. Eyal Morag (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on April 14, 2020).
10.8*	Microbot Medical Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement on Schedule 14A filed on August 11, 2017).
10.9*	Microbot Medical Inc. 2020 Omnibus Performance Award Plan (incorporated by reference to Exhibit A of the Company’s definitive Proxy Statement on Schedule 14A filed on July 31, 2020)
10.10*	Form of Restricted Stock Unit Award Agreement under the Microbot Medical Inc. 2020 Omnibus Performance Award Plan (incorporated by reference to Exhibit 4.2 of the registration Statement on Form S-8 of the Company filed on November 25, 2020)
10.11*	Form of NQO Award Agreement under the Microbot Medical Ltd. 2020 Omnibus Performance Award Plan (incorporated by reference to Exhibit 4.3 of the registration Statement on Form S-8 of the Company filed on November 25, 2020)
10.12*	Form of Restricted Stock Award Agreement under the Microbot Medical Ltd. 2020 Omnibus Performance Award Plan (incorporated by reference to Exhibit 4.4 of the registration Statement on Form S-8 of the Company filed on November 25, 2020)
10.13*	Form of SAR Award Agreement under the Microbot Medical Ltd. 2020 Omnibus Performance Award Plan (incorporated by reference to Exhibit 4.5 of the registration Statement on Form S-8 of the Company filed on November 25, 2020)

10.14*	Form of ISO Award Agreement under the Microbot Medical Ltd. 2020 Omnibus Performance Award Plan (incorporated by reference to Exhibit 4.6 of the registration Statement on Form S-8 of the Company filed on November 25, 2020)
21.1	Subsidiaries of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and filed on March 21, 2017).
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Harel Gadot, Chief Executive Officer)
31.2	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (David Ben Naim, Chief Financial Officer)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Harel Gadot, Chief Executive Officer)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (David Ben Naim, Chief Financial Officer)
101.INS**	XBRL Instance.
101.SCH**	XBRL Taxonomy Extension Schema.
101.CAL**	XBRL Taxonomy Extension Calculation.
101.DEF**	XBRL Taxonomy Extension Definition.
101.LAB**	XBRL Taxonomy Extension Labels.
101.PRE**	XBRL Taxonomy Extension Presentation.

* Indicates Management contract or compensatory plan or arrangement

** Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROBOT MEDICAL INC.

/s/ Harel Gadot
Harel Gadot
President, Chief Executive Officer and Chairman
Dated: April 14, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harel Gadot	Chairman, President and Chief Executive Officer	April 14, 2021
Harel Gadot	(Principal Executive Officer)

/s/ David Ben Naim	Chief Financial Officer	April 14, 2021
David Ben Naim	(Principal Financial and Accounting Officer)

/s/ Yoseph Bornstein	Director	April 14, 2021
Yoseph Bornstein

/s/ Prattipati Laxminarain	Director	April 14, 2021
Prattipati Laxminarain

Director
Scott Burell

/s/ Martin Madden	Director	April 14, 2021
Martin Madden

/s/ Aileen Stockburger	Director	April 13, 2021
Aileen Stockburger

/s/ Tal Wenderow	Director	April 13, 2021
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

/s/ Brightman Almagor Zohar & Co.

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

