Form 10-Q
period 2021-03-31
Microbot Medical Inc.
filed 2021-05-17
CIK 883975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,108,133 shares of Common Stock, $0.01 par value at May 14, 2021.

MICROBOT MEDICAL INC. AND SUBSIDIARIES

i

MICROBOT MEDICAL INC.

Interim Consolidated Balance Sheets

U.S. dollars in thousands

(Except share and per share data)

		As of March 31, 2021	As of December 31, 2020
	Notes	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents		$17,924	$19,650
Marketable securities		4,998	4,998
Restricted cash		81	84
Prepaid expenses and other assets		204	521
Total current assets		23,207	25,253

Property and equipment, net		238	251
Operating right-of-use assets	3	725	775
Total assets		$24,170	$26,279

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payables		$408	$275
Lease liabilities	3	173	187
Accrued liabilities		694	883
Total current liabilities		1,275	1,345

Non current liabilities:
Long-term lease liabilities		565	626
Total liabilities		1,840	1,971

Commitments and contingencies	4

Stockholders’ equity:

Common stock; $0.01 par value; 60,000,000 shares authorized as of March 31, 2021 and December 31, 2020 7,108,133 shares issued and outstanding as of March 31, 2021 and December 31, 2020	5	72	72
Additional paid-in capital		68,926	68,516
Accumulated deficit		(46,668)	(44,280)
Total stockholders’ equity		22,330	24,308
Total liabilities and stockholders’ equity		$24,170	$26,279

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Consolidated Statements of Operations

U.S. dollars in thousands

(Except share and per share data)

	For the Three Months Ended March 31,
	2021	2020
	Unaudited
Research and development	$1,119	$691
General and administrative	1,273	1,472
Operating loss	(2,392)	(2,163)
Financing income (expenses), net	4	(42)
Net loss	$(2,388)	$(2,205)

Basic and diluted net loss per share	$(0.34)	$(0.31)
Basic and diluted weighted average
common shares outstanding	7,108,133	7,154,245

The accompanying notes are an integral part of these consolidated financial statements.

3

MICROBOT MEDICAL INC.

Interim Consolidated Statements of Comprehensive Loss

U.S. dollars in thousands

	For the Three Months Ended March 31,
	2021	2020
	Unaudited
Net loss	$(2,388)	$(2,205)
Net unrealized loss on available for sale security	*	-
Comprehensive loss	$(2,388)	$(2,205)

(*) Represents amount less than 1 thousand.

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Consolidated Statements of Shareholder’s Equity

U.S. dollars in thousands

(Except share data)

	Common Stock		Additional Paid-In Capital	Treasury Shares	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Amount	Amount

Balances, December 31, 2020(Audited)	7,108,133	$72	$68,516	$-	$(44,280)	$24,308
Share-based compensation	-	-	410	-	-	410
Net loss	-	-	-	-	(2,388)	(2,388)
Balances, March 31, 2021(Unaudited)	7,108,133	$72	$68,926	$-	$(46,668)	$22,330

Balances, December 31, 2019(Audited)	7,185,628	$72	$69,954	$(3,375)	$(35,111)	$31,540
Exercise of options	965	-	-	-	-	-
Cancellation of treasury Shares	(83,333)	(1)	(3,374)	3,375	-	-
Share-based compensation	-	-	343	-	-	343
Net loss	-	-	-	-	(2,205)	(2,205)
Balances, March 31, 2020(Unaudited)	7,103,260	$71	$66,923	$-	$(37,316)	$29,678

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Consolidated Statements of Cash Flows

U.S. dollars in thousands

	For the Three Months Ended March 31,
	2021	2020
	Unaudited
Operating activities:
Net loss	$(2,388)	$(2,205)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	18	17
Share-based compensation expense	410	343
Changes in assets and liabilities:
Prepaid expenses and other assets	97	(110)
Other payables and accrued liabilities	(131)	(391)
Net cash flows from operating activities	(1,994)	(2,346)
Investing activities:
Purchase of property and equipment	(5)	(68)
Investment in convertible loan	-	(200)
Proceeds from sales of investment	270	-
Proceeds from sales of marketable security	-	2,521
Net cash flows from investing activities	265	2,253
Financing activities:
Repayment of shareholders investment	-	(3,375)
Net cash flows from financing activities	-	(3,375)

Decrease in cash, cash equivalents and restricted cash	(1,729)	(3,468)
Cash, cash equivalents and restricted cash at beginning of period	19,734	33,129
Cash, cash equivalents and restricted cash at ending of period	$18,005	$29,661

Supplemental disclosure of cash flow information:

Interest paid from litigation	$-	$236
Cash received from interest	$2	$8

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

Operating results for the three-month period ended March 31, 2021, are not necessarily indicative of the results that may be expected for the year ended December 31, 2021.

D. Risk Factors:

To date, the Company has not generated revenues from its operations. As of March 31, 2021, the Company had unrestricted cash and cash equivalent balance of $17,924, which management believes is sufficient to fund its operations for more than 12 months from the date of issuance of these financial statements and sufficient to fund its operations necessary to continue development activities of its current proposed products.

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

Significant Accounting Policies

The significant accounting policies followed in the preparation of these unaudited interim consolidated financial statements are identical to those applied in the preparation of the latest annual audited financial statements with the exception of the following:

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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows:

MICROBOT MEDICAL INC.

Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands

(Except share and per share data)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair value of financial instruments (continued):

	As of March 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$8,585	$8,585	$-	$-

Marketable securities:
Other money market funds	$1,999	$1,999	$-	$-
US Treasury Bond	$2,999	$2,999	$-	$-
Total marketable securities:	$4,998	$4,998	$-	$-

	As of December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$8,585	$8,585	$-	$-

Marketable securities:
Other money market funds	$2,000	$2,000	$-	$-
US Treasury Bond	$2,998	$2,998	$-	$-
Total marketable securities:	$4,998	$4,998	$-	$-

Other assets:
Convertible loan investment	$270	$-	$-	$270

Contingencies:

Management records and discloses legal contingencies in accordance with ASC Topic 450 Contingencies. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company monitors the stage of progress of its litigation matters to determine if any adjustments are required.

Recently issued accounting pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, “Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments”, which introduces a model based on expected losses to estimate credit losses for most financial assets and certain other instruments. In addition, for available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. The ASU is effective for smaller reporting companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022 (January 1, 2023 for the Company) with early adoption permitted. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements and related disclosures.

MICROBOT MEDICAL INC.

Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands

(Except share and per share data)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently adopted accounting pronouncements

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes” which eliminates the need for an organization to analyze whether the following apply in a given period: (1) exception to the incremental approach for intraperiod tax allocation; (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments; and (3) exceptions in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The ASU also is designed to improve financial statement preparers’ application of income tax-related guidance and simplify GAAP for (1) franchise taxes that are partially based on income, (2) transactions with a government that result in a step-up in the tax basis of goodwill, (3) separate financial statements of legal entities that are not subject to tax, and (4) enacted changes in tax laws in interim periods. The standard is effective for the Company on January 1, 2021 with early adoption permitted. The adoption of ASU 2019-12 on January 1, 2021 did not have a material impact on the Company’s consolidated financial statements.

NOTE 3 - LEASES

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

Supplemental cash flow information related to operating leases was as follows:

	For the three months ended March 31,
	2021	2020

Cash payments for operating leases	$64	$27

Undiscounted maturities of operating lease payments as March 31, 2021 are summarized as follows:

2021(Remainder of the year)	$241
2022	186
2023	180
2024	182
2025	160
Total future lease payments	949
Less imputed interest	(211)
Total lease liability balance	$738

Leases recorded on the balance sheet consist of the following:

	As of March 31,	As of December 31,
	2021	2020
Assets
Operating lease right of use asset	$725	$775

Liabilities
Operating lease - current	173	187
Operating lease - non-current	565	626
	$738	$813

As of March 31, 2021

Operating leases weighted average remaining lease term (in years)	3.75
Operating leases weighted average discount rate	9%

MICROBOT MEDICAL INC.

Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands

(Except share and per share data)

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Government Grants:

Microbot Israel has received grants from the Israeli Innovation Authority (“IIA”) for participation in research and development since 2013 through March 31, 2021 totaling approximately $1,500. In return, the Company is obligated to pay royalties amounting to 3%-3.5% of its future sales from commercialization of the funded research and development, up to the amount of the grants received.

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

(Except share and per share data)

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Litigation:

Litigation Resulting from 2017 Financing

The Company lost its appeal of an adverse judgment in the lawsuit captioned Sabby Healthcare Master Fund Ltd. and Sabby Volatility Warrant Master Fund Ltd., Plaintiffs, against Microbot Medical Inc., Defendant, in the Supreme Court of the State of New York, County of New York (Index No. 654581/2017). As a result, the Securities Purchase Agreement (the “SPA”) related to the Company’s June 8, 2017 equity financing (the “Financing”) was rescinded as it related to Sabby Healthcare Master Fund Ltd. and Sabby Volatility Warrant Master Fund Ltd. (“Sabby”), and the Company paid approximately $3,700 to Sabby in return for the 83,333 shares of common stock Sabby purchased pursuant to the SPA. Soon after, the Company was named as the defendant in a lawsuit captioned Empery Asset Master Ltd., Empery Tax Efficient, LP, Empery Tax Efficient II, LP, Hudson Bay Master Fund Ltd., Plaintiffs, against Microbot Medical Inc., Defendant, in the Supreme Court of the State of New York, County of New York (the “Court”) (Index No. 651182/2020). The complaint alleges, among other things, that the Company breached multiple representations and warranties contained in the SPA, of which the Plaintiffs participated, and fraudulently induced Plaintiffs into signing the SPA. The complaint seeks rescission of the SPA and return of the Plaintiffs’ $6,750 purchase price with respect to the Financing. The Company filed a Motion to Dismiss on March 16, 2020, which was denied by decision and order entered on February 17, 2021. On March 18, 2021, the Company filed a notice of appeal of the denial of the Motion to Dismiss. At this time no estimation of the potential outcome of the litigation can be made.

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

Several motions were filed during 2019 and 2020. On December 18, 2020, the Magistrate Judge issued a Report & Recommendation, which recommended that: (i) judgment of $485 be entered in the Company’s favor on its Section 16(b) claim against Mona; and (ii) Mona’s Section 10(b) claim be dismissed with prejudice (except as to allegations regarding statements purportedly made by employees of Integra Consulting, an outside investor relations firm, which the Magistrate recommended be dismissed without prejudice).

On March 30, 2021, the Court issued an Order adopting the Magistrate Judge’s Report & Recommendation; and on March 31, 2021, the Clerk entered Judgement against Joseph Mona and in favor of the Company in the amount of $484,614.30. On April 27, 2021, Mona filed an appeal of the Court’s Judgment, which is pending before the U.S. Court of Appeals for the Second Circuit. the Company intends to oppose the appeal.

On May 3, 2021, the Company obtained a writ of execution to enforce the Judgment against Mona, given Mona’s failure to post a bond or other security in the full amount of the Judgment pending the appeal as required by the Federal Rules of Civil Procedure. On May 7, 2021, the Company filed a motion to permit the registration of the Judgment in districts outside the Southern District of New York in which Mona may have assets available to satisfy the Judgment.

On May 7, 2021, Mona filed a motion seeking permission to file a proposed Amended Counterclaim to the extent permitted by the Magistrate’s Report & Recommendation as adopted by the Court’s Order. the Company intends to file an opposition to Mona’s motion to amend the Counterclaim on or before May 31, 2021 (in accordance with the schedule set by the Court’s Order).

NOTE 5 - SHARE CAPITAL

Share Capital Developments:

As of March 31, 2021, and December 31, 2020, the Company had 7,108,133 shares of common stock issued and outstanding, respectively.

Employee Stock Option Grants

On February 1, 2021, the Company granted to Mr. Harel Gadot, the Company’s Chairman of the Board, President and CEO, options to purchase an aggregate of 190,000 shares of the Company’s common stock, at an exercise price per share of $8.48. The stock options vest over a period of 2 years as outlined in the option agreements. As a result, the Company recognized compensation expenses for the three months ended March 31, 2021 in the total amount of $118 included in general and administrative expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The following discussion should be read in conjunction with our unaudited financial statements and related notes included in Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Certain information contained in this MD&A includes “forward-looking statements.” Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition and results of operations, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our existing and proposed business, including many assumptions regarding future events. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including those risks described in detail in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

We are continuing our feasibility animal trials with respect to the LIBERTY device, and are expecting a design freeze in the fourth quarter of 2021, pre-submission to the FDA in the first quarter of 2022, clinical trials to commence in the third quarter of 2022, and submission to the FDA in the fourth quarter of 2022.

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

Results of Operations

Comparison of Three Months Ended March 31, 2021 and 2020

The following table sets forth the key components of Microbot’s results of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Quarter Ended March 31,		Increase/
	2021	2020	(Decrease)
Research and development expenses	$1,119	$691	$428
General and administrative expenses	1,273	1,472	(199)
Financing (income) expenses, net	4	(42)	(46)

Research and Development Expenses. Microbot’s research and development expenses were approximately $1,119,000 for the three months ended March 31, 2021, compared to approximately $691,000 for the same period in 2020. The increase in research and development expenses of approximately $428,000 in 2021 was primarily due to increases in the payroll due to new hires, and increases relating to professional services, materials and intellectual property with respect to the LIBERTY device. Microbot expects its research and development expenses to continue to increase over time as Microbot advances its development programs and begins pre-clinical and clinical trials for its product candidates.

General and Administrative Expenses. General and administrative expenses were approximately $1,273,000 for the three months ended March 31, 2021, compared to approximately $1,472,000 for the same period in 2020. The decrease in general and administrative expenses of approximately $199,000 in 2021 was primarily due to a decrease in bonus expenses paid to our chief executive officer and a decrease in travel expenses offset by increases in salaries and related expenses. Microbot believes its general and administrative expenses may increase over time as it advances its programs, increases its headcount and operating activities and incurs expenses associated with being a public company.

Financing Expenses. Financing income were approximately $4,000 for the three months ended March 31, 2021, compared to finance expenses of approximately $42,000 for the same period in 2020. The decrease in financial expenses for the three months ended March 31, 2021 was primarily due to the interest paid in relation to Microbot’s litigation for the three months ended March 31, 2020 not recurring during the same period of 2021.

Liquidity and Capital Resources

Microbot has incurred losses since inception and negative cash flows from operating activities for all periods presented. As of March 31, 2021, Microbot had a net working capital of approximately $21,932,000, consisting primarily of cash and cash equivalents and marketable securities. This compares to net working capital of approximately $23,908,000 as of December 31, 2020. Microbot anticipates that it will continue to incur net losses for the foreseeable future as it continues research and development efforts of its product candidates, hires additional staff, including clinical, scientific, operational, financial and management personnel, and continues to incur costs associated with being a public company.

Microbot has funded its operations through the issuance of capital stock, grants from the Israeli Innovation Authority, and convertible debt. Since inception (November 2010) through March 31, 2021, Microbot has raised net cash proceeds of approximately $54,770,000, and incurred a total cumulative loss of approximately $46,668,000. Microbot returned $3,375,000 (before interest) of such proceeds as a result of an adverse outcome in a litigation that concluded in the first quarter of 2020, and is now subject to an additional lawsuit seeking the return of an additional $6,750,000 of such proceeds.

Microbot Israel obtained from the Israeli Innovation Authority (“IIA”) grants for participation in research and development for the years 2013 through March 31, 2021 in the total amount of approximately $1,500,000 and, in return, Microbot Israel is obligated to pay royalties amounting to 3%-3.5% of its future sales up to the amount of the grant. The grant is linked to the exchange rate of the dollar to the New Israeli Shekel and bears interest at an annual rate of USD LIBOR. Under the terms of the grant and applicable law, Microbot is restricted from transferring any technologies, know-how, manufacturing or manufacturing rights developed using the grant outside of Israel without the prior approval of the Israel Innovation Authority. Microbot has no obligation to repay the grant, if the SCS project fails, is unsuccessful or aborted before any sales are generated. The financial risk is assumed completely by the IIA.

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

Cash Flows

The following table provides a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Three months ended March 31,
	2021	2020
Net cash flows from operating activities	$(1,994)	$(2,346)
Net cash flows from investing activities	265	2,253
Net cash flows from financing activities	-	(3,375)
Decrease in cash and cash equivalents and restricted cash	$(1,729)	$(3,468)

Comparison of the Three Months Ended March 31, 2021 and 2020

Net cash flows from operating activities for the three months ended March 31, 2021 was approximately $1,994,000, calculated by adjusting net loss from operations by approximately $394,000 to eliminate non-cash and expense items not involving cash flows such as depreciation and share based compensation expense, as well as other changes in current assets and liabilities resulting in non-cash adjustments in the consolidated statements of operations. Cash used in operating activities for the three months ended March 31, 2020 was approximately $2,346,000, similarly adjusted by approximately $141,000.

Net cash flows from investing activities for the three months ended March 31, 2021 was approximately $265,000, compared to approximately $2,253,000 for the three months ended March 31, 2020, which consisted of proceeds from marketable securities of $2,521,000 offset by investing in a convertible loan in the amount of $200,000.

Net cash flows from financing activities of nil for the three months ended March 31, 2021 compared to approximately $3,375,000 for the three months ended March 31, 2020 consisted of repayment of shareholders investments relating to litigation.

Off-Balance Sheet Arrangements

Microbot has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Microbot’s cash and cash equivalents as of March 31, 2021 and December 31, 2020 consisted of readily available checking and money market funds. Microbot’s primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in Microbot’s portfolio, a sudden change in market interest rates would not be expected to have a material impact on Microbot’s financial condition and/or results of operations. Microbot does not believe that its cash or cash equivalents have significant risk of default or illiquidity. While Microbot believes its cash and cash equivalents do not contain excessive risk, Microbot cannot provide absolute assurance that in the future its investments will not be subject to adverse changes in market value. In addition, Microbot maintains significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2021. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the management of the Company, have determined that as of March 31, 2021, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Litigation Resulting from 2017 Financing

We were named as the defendant in a lawsuit captioned Empery Asset Master Ltd., Empery Tax Efficient, LP, Empery Tax Efficient II, LP, Hudson Bay Master Fund Ltd., Plaintiffs, against Microbot Medical Inc., Defendant, in the Supreme Court of the State of New York, County of New York (Index No. 651182/2020). The complaint alleges, among other things, that we breached multiple representations and warranties contained in the SPA, of which the Plaintiffs participated, and fraudulently induced Plaintiffs into signing the Securities Purchase Agreement (the “SPA”) related to our June 8, 2017 equity financing (the “Financing”). The complaint seeks rescission of the SPA and return of the Plaintiffs’ $6.75 million purchase price with respect to the Financing. We filed a Motion to Dismiss on March 16, 2020, which Motion was denied by decision and order entered on February 17, 2021. On March 18, 2021, we filed a notice of appeal of the denial of the Motion to Dismiss. At this time no estimation of the potential outcome of the litigation can be made, and management is unable to assess the likelihood that we will succeed at trial with respect to the SPA or the Financing, having previously lost another lawsuit with respect to the Financing.

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

On March 30, 2021, the Court issued an Order adopting the Magistrate Judge’s Report & Recommendation; and on March 31, 2021, the Clerk entered Judgement against Joseph Mona and in favor of Microbot in the amount of $484,614.30. On April 27, 2021, Mona filed an appeal of the Court’s Judgment, which is pending before the U.S. Court of Appeals for the Second Circuit. Microbot intends to oppose the appeal.

On May 3, 2021, Microbot obtained a writ of execution to enforce the Judgment against Mona, given Mona’s failure to post a bond or other security in the full amount of the Judgment pending the appeal as required by the Federal Rules of Civil Procedure. On May 7, 2021, Microbot filed a motion to permit the registration of the Judgment in districts outside the Southern District of New York in which Mona may have assets available to satisfy the Judgment.

On May 7, 2021, Mona filed a motion seeking permission to file a proposed Amended Counterclaim to the extent permitted by the Magistrate’s Report & Recommendation as adopted by the Court’s Order. Microbot intends to file an opposition to Mona’s motion to amend the Counterclaim on or before May 31, 2021 (in accordance with the schedule set by the Court’s Order).

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

Not required for a Smaller Reporting Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The exhibits listed below are hereby furnished to the SEC as part of this report:

3.1	By-Laws, as amended
10.1	Employment Agreement with Simon Sharon (incorporated by reference to the Company’s Form 8-K filed with the SEC on April 7, 2021)
10.2	First Amendment to Employment Agreement with Simon Sharon (incorporated by reference to the Company’s Form 8-K filed with the SEC on April 22, 2021)
31.1	Certification of Harel Gadot, Chairman, President and Chief Executive Officer
31.2	Certification of David Ben Naim, Chief Financial Officer
32.1	Certification of Harel Gadot, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of David Ben Naim, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1	XBRL Instance.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation.
101.DEF	XBRL Taxonomy Extension Definition.
101.LAB	XBRL Taxonomy Extension Labels.
101.PRE	XBRL Taxonomy Extension Presentation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 17th day of May, 2021.

MICROBOT MEDICAL INC.

By:	/s/ Harel Gadot
Name:	Harel Gadot
Title:	Chairman, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David Ben Naim
Name:	David Ben Naim
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

