Form 10-Q
period 2021-06-30
Microbot Medical Inc.
filed 2021-08-16
CIK 883975

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,108,133 shares of Common Stock, $0.01 par value at August 13, 2021.

MICROBOT MEDICAL INC. AND SUBSIDIARIES

i

MICROBOT MEDICAL INC.

Interim Consolidated Balance Sheets

U.S. dollars in thousands

(Except share and per share data)

		As of June 30,	As of December 31,
		2021	2020
	Notes	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents		$15,619	$19,650
Marketable securities		4,999	4,998
Restricted cash		83	84
Prepaid expenses and other assets		260	521
Total current assets		20,961	25,253

Property and equipment, net		230	251
Operating right-of-use assets	3	674	775
Total assets		$21,865	$26,279

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payables		$347	$275
Lease liabilities	3	165	187
Accrued liabilities		692	883
Total current liabilities		1,204	1,345

Non current liabilities:
Long-term lease liabilities	3	543	626
Total liabilities		1,747	1,971

Commitments and contingencies	4

Stockholders’ equity:

Common stock; $0.01 par value; 60,000,000 shares authorized as of June 30, 2021 and December 31, 2020 7,108,133 shares issued and outstanding as of June 30, 2021 and December 31, 2020	5	72	72
Additional paid-in capital		69,225	68,516
Accumulated deficit		(49,179)	(44,280)
Total stockholders’ equity		20,118	24,308
Total liabilities and stockholders’ equity		$21,865	$26,279

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Consolidated Statements of Operations

U.S. dollars in thousands

(Except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	Unaudited		Unaudited
Research and development	$1,389	$669	$2,508	$1,360
General and administrative	1,087	1,215	2,360	2,687
Operating loss	(2,476)	(1,884)	(4,868)	(4,047)

Financing income (expenses), net	(35)	29	(31)	(13)
Net loss	$(2,511)	$(1,855)	$(4,899)	$(4,060)

Basic and diluted net loss per share	$(0.35)	$(0.26)	$(0.69)	$(0.57)
Basic and diluted weighted average common shares outstanding	7,108,133	7,103,260	7,108,133	7,128,752

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Consolidated Statements of Comprehensive Loss

U.S. dollars in thousands

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	Unaudited		Unaudited
Net loss	$(2,511)	$(1,855)	$(4,899)	$(4,060)
Net unrealized loss on available for sale security	*	*	*	*
Comprehensive loss	$(2,511)	$(1,855)	$(4,899)	$(4,060)

(*)	Represents amount less than 1 thousand.

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Consolidated Statements of Shareholder’s Equity

U.S. dollars in thousands

(Except share data)

	Common Stock		Additional Paid-In Capital	Treasury Shares	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Amount	Amount

Balances, December 31, 2020 (Audited)	7,108,133	$72	$68,516	$-	$(44,280)	$24,308
Share-based compensation	-	-	709	-	-	709
Net loss	-	-	-	-	(4,899)	(4,899)
Balances, June 30, 2021 (Unaudited)	7,108,133	$72	$69,225	$-	$(49,179)	$20,118

Balances, March 31, 2021 (Unaudited)	7,108,133	$72	$68,926	$-	$(46,668)	$22,330
Share-based compensation	-	-	299	-	-	299
Net loss	-	-	-	-	(2,511)	(2,511)
Balances, June 30, 2021 (Unaudited)	7,108,133	$72	$69,225	$-	$(49,179)	$20,118

Balances, December 31, 2019 (Audited)	7,185,628	$72	$69,954	$(3,375)	$(35,111)	$31,540
Exercise of options	965	-	-	-	-	-
Cancellation of treasury Common Stock	(83,333)	(1)	(3,374)	3,375	-	-
Share-based compensation	-	-	909	-	-	909
Net loss	-	-	-	-	(4,060)	(4,060)
Balances, June 30, 2020 (Unaudited)	7,103,260	$71	$67,489	$-	$(39,171)	$28,389

Balances, March 31, 2020 (Unaudited)	7,103,260	$71	$66,923	$-	$(37,316)	$29,678
Share-based compensation	-	-	566	-	-	566
Net loss	-	-	-	-	(1,855)	(1,855)
Balances, June 30, 2020 (Unaudited)	7,103,260	$71	$67,489	$-	$(39,171)	$28,389

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Consolidated Statements of Cash Flows

U.S. dollars in thousands

	For the Six Months Ended June 30,
	2021	2020
	Unaudited
Operating activities:
Net loss	$(4,899)	$(4,060)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	32	34
Non-cash and accrued interest	(1)	-
Share-based compensation expense	709	909
Changes in assets and liabilities:
Prepaid expenses and other assets	92	122
Other payables and accrued liabilities	(224)	(693)
Net cash flows from operating activities	(4,291)	(3,688)
Investing activities:
Purchase of property and equipment	(11)	(76)
Investment in convertible loan	-	(200)
Proceeds from sales of investment	270	-
Proceeds from sales of marketable security	-	2,521
Net cash flows from investing activities	259	2,245
Financing activities:
Repayment of shareholders investment	-	(3,375)
Net cash flows from financing activities	-	(3,375)

Decrease in cash, cash equivalents and restricted cash	(4,032)	(4,818)
Cash, cash equivalents and restricted cash at beginning of period	19,734	33,129
Cash, cash equivalents and restricted cash at ending of period	$15,702	$28,311

Supplemental disclosure of cash flow information:
Interest paid from litigation	$-	$236
Cash received from interest	$2	$8

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

Operating results for the three and six-month periods ended June 30, 2021, are not necessarily indicative of the results that may be expected for the year ended December 31, 2021.

D. Risk Factors:

To date, the Company has not generated revenues from its operations. As of June 30, 2021, the Company had unrestricted cash and cash equivalent balance of $15,619, which management believes is sufficient to fund its operations for more than 12 months from the date of issuance of these financial statements and sufficient to fund its operations necessary to continue development activities of its current proposed products.

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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows:

	As of June 30, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$8,586	$8,586	$-	$-

Marketable securities:
Other money market funds	$2,000	$2,000	$-	$-
US Treasury Bond	$2,999	$2,999	$-	$-
Total marketable securities:	$4,999	$4,999	$-	$-

	As of December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$8,585	$8,585	$-	$-

Marketable securities:
Other money market funds	$2,000	$2,000	$-	$-
US Treasury Bond	$2,998	$2,998	$-	$-
Total marketable securities:	$4,998	$4,998	$-	$-

Other assets:
Convertible loan investment	$270	$-	$-	$270

Contingencies:

Management records and discloses legal contingencies in accordance with ASC Topic 450 Contingencies. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company monitors the stage of progress of its litigation matters to determine if any adjustments are required.

Recently issued accounting pronouncements:

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

Supplemental cash flow information related to operating leases was as follows:

	For the six months ended June 30,
	2021	2020

Cash payments for operating leases	$127	$52

Undiscounted maturities of operating lease payments as June 30, 2021 are summarized as follows:

2021(Remainder of the year)	$118
2022	190
2023	184
2024	186
2025	164
Total future lease payments	842
Less imputed interest	(134)
Total lease liability balance	$708

Leases recorded on the balance sheet consist of the following:

	As of June 30,	As of December 31,
	2021	2020
Assets
Operating lease right of use asset	$674	$775

Liabilities
Operating lease - current	165	187
Operating lease - non-current	543	626
	$708	$813

	As of June 30,	As of December 31,
	2021	2020

Operating leases weighted average remaining lease term (in years)	3.5	4
Operating leases weighted average discount rate	9%	9%

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Government Grants:

Microbot Israel has received grants from the Israeli Innovation Authority (“IIA”) for participation in research and development since 2013 through June 30, 2021 totaling approximately $1,500. In return, the Company is obligated to pay royalties amounting to 3%-3.5% of its future sales from commercialization of the funded research and development, up to the amount of the grants received.

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

CardioSert agreed to assist Microbot Israel in the development of the Technology for a minimum of one year, for a monthly consultation fee of NIS 40,000 (or approximately US$ 12.27, based on an exchange rate of NIS 3.26 to the dollar) covering up to 60 consulting hours per month.

ATM Agreement:

On June 10, 2021, the Company entered into an At-the-Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co. LLC (“Wainwright”), as sales agent, in connection with an “at the market offering” under which the Company may offer and sell, from time to time in its sole discretion, shares of its common stock, par value $0.01 per share, having an aggregate offering price of up to $10,000 at market prices or as otherwise agreed with Wainwright. Any shares sold under the ATM Agreement from time to time will be offered and sold pursuant to the Company’s Registration Statement on Form S-3, which was initially filed on November 25, 2020 and which was declared effective by the SEC on December 4, 2020, and the related prospectus as supplemented by a prospectus supplement that the Company filed on June 10, 2021.

The offer and sale of the shares pursuant to the ATM Agreement will terminate upon the earlier of (a) the issuance and sale of all of the shares of common stock subject to the ATM Agreement or (b) the termination of the ATM Agreement by Wainwright or the Company pursuant to the terms thereof. The Company has no obligation to sell any of the shares and may at any time suspend offers under the ATM Agreement or terminate the ATM Agreement.

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

On March 30, 2021, the Court issued an Order adopting the Magistrate Judge’s Report & Recommendation; and on March 31, 2021, the Clerk entered Judgement against Joseph Mona and in favor of the Company in the amount of $484. On April 27, 2021, Mona filed an appeal of the Court’s Judgment, which is pending before the U.S. Court of Appeals for the Second Circuit. the Company intends to oppose the appeal.

On May 3, 2021, the Company obtained a writ of execution to enforce the Judgment against Mona, given Mona’s failure to post a bond or other security in the full amount of the Judgment pending the appeal as required by the Federal Rules of Civil Procedure.

On May 7, 2021, the Company filed a motion to permit the registration of the Judgment in districts outside the Southern District of New York in which Mona may have assets available to satisfy he Judgment.

In June 2021, the Magistrate issued an order permitting Mona to file an Amended Counterclaim Complaint, and rejected the Company’s request to execute on the Judgment. The Company filed a response to Mona’s amended counterclaim on July 21, 2021.

NOTE 5 - SHARE CAPITAL

Share Capital Developments:

As of June 30, 2021 and December 31, 2020, the Company had 7,108,133 shares of common stock issued and outstanding.

Employee Stock Option Grants:

During the six months ended June 30, 2021, the Company granted to Mr. Harel Gadot, the Company’s Chairman of the Board, President and CEO, and certain employees and consultants, options to purchase an aggregate of 315,000 shares of the Company’s common stock, at an exercise price per share of $6.72 - $8.48. The stock options vest over a period of 2 – 3 years as outlined in the option agreements evidencing such grants. As a result, the Company recognized compensation expenses for the six months ended June 30, 2021 in the total amount of $174 included in general and administrative expenses and $33 included in research and development expenses.

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2021 and 2020

The following table sets forth the key components of Microbot’s results of operations for the three- and six-month periods ended June 30, 2021 and 2020 (table in thousands):

	Three months ended June 30,		Increase/	Six months ended June 30,		Increase/
	2021	2020	(Decrease)	2021	2020	(Decrease)

Research and development expenses	$1,389	$669	$720	$2,508	$1,360	$1,148
General and administrative expenses	1,087	1,215	(128)	2,360	2,687	(327)
Financing (income) expenses, net	35	(29)	64	31	13	18

Research and Development Expenses. Microbot’s research and development expenses were approximately $1,389,000 and $2,508,000 for the three and six months ended June 30, 2021, compared to approximately $669,000 and $1,360,000 for the same periods in 2020. The increase in research and development expenses for the three and six months ended June 30, 2021 was primarily due to increases in the payroll and related expenses due to new hires, and increases relating to professional services, materials and intellectual property with respect to the LIBERTY device. Microbot expects its research and development expenses to continue to increase over time as Microbot advances its development programs and begins pre-clinical and clinical trials for its product candidates.

General and Administrative Expenses. General and administrative expenses were approximately $1,087,000 and $2,360,000 for the three and six months ended June 30, 2021, compared to approximately $1,215,000 and $2,687,000 for the same periods in 2020. The decrease in general and administrative expenses for the three and six months ended June 30, 2021 was primarily due to decrease in bonus expenses paid to our chief executive officer and a decrease in travel expenses offset by increases in salaries and related expenses. Microbot believes its general and administrative expenses may increase over time as it advances its programs, increases its headcount and operating activities and incurs expenses associated with being a public company.

Financing Expenses. Financing (income) expenses were approximately $35,000 and $31,000 for the three and six months ended June 30, 2021, compared to approximately $(29,000) and $13,000 for the same periods in 2020. The increase in financial expenses for the three and six months ended June 30, 2021 was primarily due to the exchange rate between the U.S. and Israel.

Liquidity and Capital Resources

Microbot has incurred losses since inception and negative cash flows from operating activities for all periods presented. As of June 30, 2021, Microbot had a net working capital of approximately $19,757,000, consisting primarily of cash and cash equivalents and marketable securities. This compares to net working capital of approximately $23,908,000 as of December 31, 2020. Microbot anticipates that it will continue to incur net losses for the foreseeable future as it continues research and development efforts of its product candidates, hires additional staff, including clinical, scientific, operational, financial and management personnel, and continues to incur costs associated with being a public company.

Microbot has funded its operations through the issuance of capital stock, grants from the Israeli Innovation Authority, and convertible debt. Since inception (November 2010) through June 30, 2021, Microbot has raised net cash proceeds of approximately $54,770,000, and incurred a total cumulative loss of approximately $49,179,000. Microbot returned $3,375,000 (before interest) of such proceeds as a result of an adverse outcome in a litigation that concluded in the first quarter of 2020, and is now subject to an additional lawsuit seeking the return of an additional $6,750,000 of such proceeds.

Microbot Israel obtained from the Israeli Innovation Authority (“IIA”) grants for participation in research and development for the years 2013 through June 30, 2021 in the total amount of approximately $1,500,000 and, in return, Microbot Israel is obligated to pay royalties amounting to 3%-3.5% of its future sales up to the amount of the grant. The grant is linked to the exchange rate of the dollar to the New Israeli Shekel and bears interest at an annual rate of USD LIBOR. Under the terms of the grant and applicable law, Microbot is restricted from transferring any technologies, know-how, manufacturing or manufacturing rights developed using the grant outside of Israel without the prior approval of the Israel Innovation Authority. Microbot has no obligation to repay the grant, if the SCS project fails, is unsuccessful or aborted before any sales are generated. The financial risk is assumed completely by the IIA.

Microbot believes that its net cash will be sufficient to fund its operations for at least 24 months and fund operations necessary to continue development activities of the SCS, LIBERTY and perhaps other product candidates. However, in the event we are unsuccessful in our current litigation with Empery and Hudson Bay, pursuant to which they are seeking the return of $6,750,000 in proceeds we received from them in a 2017 stock offering, we may have funds for less than 24 months.

Microbot plans to continue to fund its research and development and other operating expenses, other development activities relating to additional product candidates, and the associated losses from operations, through its existing cash and possibly additional grants from the Israeli Innovation Authority. Microbot intends to also raise capital through future issuances of debt and/or equity securities, including its existing $10 million registered At-The-Market offering and other registered offerings under its existing Registration Statement on Form S-3 for up to $75 million of securities, which it may draw down from time to time. These issuances may be opportunistic and even if the Company has enough funds at such time for operations for more than 12-24 months. The capital raises from issuances of convertible debt and equity securities could result in additional dilution to Microbot’s shareholders. In addition, to the extent Microbot determines to incur additional indebtedness, Microbot’s incurrence of additional debt could result in debt service obligations and operating and financing covenants that would restrict its operations. Microbot can provide no assurance that financing will be available in the amounts it needs or on terms acceptable to it, if at all. If Microbot is not able to secure adequate additional working capital when it becomes needed, it may be required to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned research programs. Any of these actions could materially harm Microbot’s business.

Cash Flows

The following table provides a summary of the net cash flow activity for each of the periods set forth below (table in thousands):

	Six months ended June 30,
	2021	2020
Net cash flows from operating activities	$(4,291)	$(3,688)
Net cash flows from investing activities	259	2,245
Net cash flows from financing activities	-	(3,375)
Decrease in cash and cash equivalents and restricted cash	$(4,032)	$(4,818)

Comparison of the Six Months Ended June 30, 2021 and 2020

Net cash flows from operating activities for the six months ended June 30, 2021 was approximately $4,291,000, calculated by adjusting net loss from operations by approximately $608,000 to eliminate non-cash and expense items not involving cash flows such as depreciation and share based compensation expense, as well as other changes in current assets and liabilities resulting in non-cash adjustments in the consolidated statements of operations. Cash used in operating activities for the six months ended June 30, 2020 was approximately $3,688,000 similarly adjusted by approximately $372,000.

Net cash flows from investing activities for the six months ended June 30, 2021 was approximately $259,000 compared to approximately $2,245,000 for the six months ended June 30, 2020, which consisted of proceeds from marketable securities of $2,521,000 offset by investing in a convertible loan in the amount of $200,000.

Net cash flows from financing activities for the six months ended June 30, 2021 was $0 compared to approximately $3,375,000 for the six months ended June 30, 2020, which consisted of repayment of shareholders investments relating to litigation.

Off-Balance Sheet Arrangements

Microbot has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Microbot’s cash and cash equivalents as of June 30, 2021 and December 31, 2020 consisted of readily available checking and money market funds. Microbot’s primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in Microbot’s portfolio, a sudden change in market interest rates would not be expected to have a material impact on Microbot’s financial condition and/or results of operations. Microbot does not believe that its cash or cash equivalents have significant risk of default or illiquidity. While Microbot believes its cash and cash equivalents do not contain excessive risk, Microbot cannot provide absolute assurance that in the future its investments will not be subject to adverse changes in market value. In addition, Microbot maintains significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

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

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2021. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the management of the Company, have determined that as of June 30, 2021, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

In June 2021, the Magistrate issued an order permitting Mona to file an Amended Counterclaim Complaint, and rejected our request to execute on the Judgment. We filed a response to Mona’s amended counterclaim on July 21, 2021.

Other than the foregoing, we are not currently a party in any legal proceeding or governmental regulatory proceeding nor are we currently aware of any pending or potential legal proceeding or governmental regulatory proceeding proposed to be initiated against us that would have a material adverse effect on us or our business.

Item 1A. Risk Factors.

Not required for a Smaller Reporting Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

The exhibits listed below are hereby furnished to the SEC as part of this report:

10.1	At the Market Offering Agreement, dated June 10, 2021, by and between Microbot Medical Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2021)
31.1	Certification of Harel Gadot, Chairman, President and Chief Executive Officer
31.2	Certification of David Ben Naim, Chief Financial Officer
32.1	Certification of Harel Gadot, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of David Ben Naim, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1	Inline XBRL Instance - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation.
101.DEF	Inline XBRL Taxonomy Extension Definition.
101.LAB	Inline XBRL Taxonomy Extension Labels.
101.PRE	Inline XBRL Taxonomy Extension Presentation.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 16th day of August, 2021.

MICROBOT MEDICAL INC.

By:	/s/ Harel Gadot
Name:	Harel Gadot
Title:	Chairman, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David Ben Naim
Name:	David Ben Naim
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

