Form 10-Q
period 2021-09-30
Microbot Medical Inc.
filed 2021-11-15
CIK 883975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,108,133 shares of Common Stock, $0.01 par value at November 10, 2021.

MICROBOT MEDICAL INC. AND SUBSIDIARIES

i

MICROBOT MEDICAL INC.

Interim Consolidated Balance Sheets

U.S. dollars in thousands

(Except share and per share data)

		As of September 30,	As of December 31,
		2021	2020
	Notes	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents		$13,428	$19,650
Marketable securities		4,999	4,998
Restricted cash		84	84
Prepaid expenses and other assets		277	521
Total current assets		18,788	25,253

Property and equipment, net		228	251
Operating right-of-use assets	3	685	775
Total assets		$19,701	$26,279

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable		$489	$275
Lease liabilities	3	267	187
Accrued liabilities		639	883
Total current liabilities		1,395	1,345

Non-current liabilities:
Long-term lease liabilities	3	436	626
Total liabilities		1,831	1,971

Commitments and contingencies	4

Stockholders’ equity:

Common stock; $0.01 par value; 60,000,000 shares authorized as of September 30, 2021 and December 31, 2020, 7,108,133 shares issued and outstanding as of September 30, 2021 and December 31, 2020	5	72	72
Additional paid-in capital		69,532	68,516
Accumulated deficit		(51,734)	(44,280)
Total stockholders’ equity		17,870	24,308
Total liabilities and stockholders’ equity		$19,701	$26,279

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Consolidated Statements of Comprehensive loss

U.S. dollars in thousands

(Except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	Unaudited		Unaudited
Research and development	$1,389	$1,037	$3,897	$2,397
General and administrative	1,163	1,378	3,523	4,065
Operating loss	(2,552)	(2,415)	(7,420)	(6,462)

Financing expenses, net	(3)	(57)	(34)	(70)
Net loss	$(2,555)	$(2,472)	$(7,454)	$(6,532)

Basic and diluted net loss per share	$(0.36)	$(0.35)	$(1.05)	$(0.92)
Basic and diluted weighted average common shares outstanding	7,108,133	7,105,591	7,108,133	7,120,795

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Consolidated Statements of Shareholder’s Equity

U.S. dollars in thousands

(Except share data)

	Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Equity

Balances, December 31, 2020 (Audited)	7,108,133	$72	$68,516	$-	$(44,280)	$24,308
Share-based compensation	-	-	1,016	-	-	1,016
Net loss	-	-	-	-	(7,454)	(7,454)
Balances, September 30, 2021 (Unaudited)	7,108,133	$72	$69,532	$-	$(51,734)	$17,870

Balances, June 30, 2021 (Unaudited)	7,108,133	$72	$69,225	$-	$(49,179)	$20,118
Share-based compensation	-	-	307	-	-	307
Net loss	-	-	-	-	(2,555)	(2,555)
Balances, September 30, 2021 (Unaudited)	7,108,133	$72	$69,532	$-	$(51,734)	$17,870

Balances, December 31, 2019 (Audited)	7,185,628	$72	$69,954	$(3,375)	$(35,111)	$31,540
Exercise of options	5,838	1	(1)	-	-	-
Cancellation of treasury Common Stock	(83,333)	(1)	(3,374)	3,375	-	-
Share-based compensation	-	-	1,468	-	-	1,468
Net loss	-	-	-	-	(6,532)	(6,532)
Balances, September 30, 2020 (Unaudited)	7,108,133	$72	$68,047	$-	$(41,643)	$26,476

Balances, June 30, 2020 (Unaudited)	7,103,260	$71	$67,489	$-	$(39,171)	$28,389
Share-based compensation	-	-	559	-	-	559
Exercise of options	4,873	1	(1)	-	-	-
Net loss	-	-	-	-	(2,472)	(2,472)
Balances, September 30, 2020 (Unaudited)	7,108,133	$72	$68,047	$-	$(41,643)	$26,476

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Consolidated Statements of Cash Flows

U.S. dollars in thousands

	For the Nine Months Ended September 30,
	2021	2020
	Unaudited
Operating activities:
Net loss	$(7,454)	$(6,532)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	48	53
Non-cash and accrued interest	(1)	-
Share-based compensation expense	1,016	1,468
Changes in assets and liabilities:
Prepaid expenses and other assets	133	292
Other payables and accrued liabilities	(209)	(663)
Net cash flows from operating activities	(6,467)	(5,382)
Investing activities:
Purchases of property and equipment	(25)	(83)
Investment in convertible loan	-	(200)
Proceeds from sales of investment	270	-
Proceeds from sales of marketable security	-	2,521
Net cash flows from investing activities	245	2,238
Financing activities:
Repayment of shareholders investment	-	(3,375)
Net cash flows from financing activities	-	(3,375)

Decrease in cash, cash equivalents and restricted cash	(6,222)	(6,519)
Cash, cash equivalents and restricted cash at beginning of period	19,734	33,129
Cash, cash equivalents and restricted cash at end of period	$13,512	$26,610

Supplemental disclosure of cash flow information:
Interest paid from litigation	$-	$236
Cash received from interest	$3	$31
Right-of-use asset and lease liability	$69	$-

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

Operating results for the three and nine-month periods ended September 30, 2021, are not necessarily indicative of the results that may be expected for the year ended December 31, 2021.

D.	Risk Factors:

To date, the Company has not generated revenues from its operations. As of September 30, 2021, the Company had unrestricted cash, cash equivalents and marketable securities balances of $18,427, which management believes are sufficient to fund its operations for more than 12 months from the date of issuance of these financial statements and sufficient to fund its operations necessary to continue development activities of its current proposed products.

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

The ultimate impact of the COVID-19 outbreaks or similar health epidemics are highly uncertain and subject to changes, and the Company cannot presently predict the scope and severity of any potential business shutdowns or disruptions. However, if the Company or any of the third parties with whom the Company’s engages, including the suppliers, animal trial sites, contract research organizations, regulators, including the FDA health care providers and other third parties with whom the Company conducts business, were to experience shutdowns or other business disruptions, the Company’s ability to conduct our business and operations could be materially and negatively impacted, which could prevent or delay the Company from obtaining approval for its devices.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed in the preparation of these unaudited interim condensed consolidated financial statements are identical to those applied in the preparation of the latest annual audited financial statements.

Fair value of financial instruments:

The carrying values of cash and cash equivalents, other receivables and other accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of these instruments.

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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows:

	As of September 30, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$8,587	$8,587	$-	$-

Marketable securities:
Other money market funds	$1,999	$1,999	$-	$-
US Treasury Bond	3,000	3,000	-	-
Total marketable securities:	$4,999	$4,999	$-	$-

	As of December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$8,585	$8,585	$-	$-

Marketable securities:
Other money market funds	$2,000	$2,000	$-	$-
US Treasury Bond	2,998	2,998	-	-
Total marketable securities:	$4,998	$4,998	$-	$-

Other assets:
Convertible loan investment	$270	$-	$-	$270

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

Supplemental cash flow information related to operating leases was as follows:

	For the Nine Months Ended September 30,
	2021	2020

Cash payments for operating leases	$233	$145

Undiscounted maturities of operating lease payments as of September 30, 2021 are summarized as follows:

2021(Remainder of the year)	$86
2022	301
2023	247
2024	155
Total future lease payments	789
Less imputed interest	(86)
Total lease liability balance	$703

Leases recorded on the balance sheet consist of the following:

	As of September 30,	As of December 31,
	2021	2020
Assets:
Operating lease right of use asset	$685	$775

Liabilities:
Operating lease - current	267	187
Operating lease - non-current	436	626
	$703	$813

	As of September 30,	As of December 31,
	2021	2020

Operating leases weighted average remaining lease term (in years)	2.7	4.0
Operating leases weighted average discount rate	9%	9%

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Government Grants:

Microbot Israel has received grants from the Israeli Innovation Authority (“IIA”) for participation in research and development since 2013 through September 30, 2021 totaling approximately $1,500. In return, the Company is obligated to pay royalties amounting to 3.0%-3.5% of its future sales from commercialization of the funded research and development, up to the amount of the grants received.

The payment of royalties with respect to the repayment of the grants is contingent upon the successful completion of the Company’s research and development programs and generating sales. The Company has no obligation to repay these grants, if the project fails, is unsuccessful or aborted or if no sales are generated. The financial risk is assumed completely by the Government of Israel.

TRDF Agreement:

Microbot Israel signed an agreement with the Technion Research and Development Foundation (“TRDF”) in June 2012 by which TRDF transferred to Microbot Israel a global, exclusive, royalty-bearing license. As partial consideration for the license, Microbot Israel shall pay TRDF royalties on net sales (between 1.5%-3.0%) and on sublicense income as detailed in the agreement.

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

CardioSert agreed to assist Microbot Israel in the development of the Technology for a minimum of one year, for a monthly consultation fee of NIS 40,000 (or approximately US$ 12.4, based on an exchange rate of NIS 3.229 to the dollar) covering up to 60 consulting hours per month.

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

On May 7, 2021, the Company filed a motion to permit the registration of the Judgment in districts outside the Southern District of New York in which Mona may have assets available to satisfy he Judgment. In June 2021, the Magistrate issued an order permitting Mona to file an Amended Counterclaim Complaint, and rejected the Company’s request to execute on the Judgment. The Company filed a response to Mona’s amended counterclaim on July 21, 2021, and is pursuing a renewed motion to execute on the Judgment and dismiss the counterclaim in view of case deficiencies revealed during discovery.

NOTE 5 - SHARE CAPITAL

Share Capital Developments:

As of September 30, 2021 and December 31, 2020, the Company had 7,108,133 shares of common stock issued and outstanding.

Employee Stock Option Grants:

During the nine months ended September 30, 2021, the Company granted to Mr. Harel Gadot, the Company’s Chairman of the Board, President and CEO, and certain employees and consultants and directors, options to purchase an aggregate of 396,426 shares of the Company’s common stock, at an exercise price per share of $6.72 - $8.48. The stock options vest over a period of 2 – 3 years as outlined in the option agreements evidencing such grants. As a result, the Company recognized compensation expenses for the nine months ended September 30, 2021 in the total amount of $503 included in general and administrative expenses and $59 included in research and development expenses.

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

We are continuing our feasibility animal trials with respect to the LIBERTY device, and have updated our timeline so that we are expecting a design freeze in the fourth quarter of 2021, pre-submission to the FDA in the first quarter of 2022, clinical trials to commence in the second half of 2022, and submission to the FDA in the first half of 2023.

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2021 and 2020

The following table sets forth the key components of Microbot’s results of operations for the three- and nine-month periods ended September 30, 2021 and 2020 (in thousands):

	Three months ended September 30,		Increase/	Nine months ended September 30,		Increase/
	2021	2020	(Decrease)	2021	2020	(Decrease)

Research and development expenses	$1,389	$1,037	$352	$3,897	$2,397	$1,500
General and administrative expenses	1,163	1,378	(215)	3,523	4,065	(542)
Financing expenses, net	3	57	(54)	34	70	(36)

Research and Development Expenses. Microbot’s research and development expenses were approximately $1,389,000 and $3,897,000 for the three and nine months ended September 30, 2021, compared to approximately $1,037,000 and $2,397,000 for the same periods in 2020. The increase in research and development expenses for all periods presented was primarily due to increases in payroll due to new hires, as well as increases relating to professional services, materials and intellectual property with respect to the LIBERTY device. Microbot expects its research and development expenses to continue to increase over time as Microbot advances its development programs and begins pre-clinical and clinical trials for its product candidates.

General and Administrative Expenses. General and administrative expenses were approximately $1,163,000 and $3,523,000 for the three and nine months ended September 30, 2021, compared to approximately $1,378,000 and $4,065,000 for the same periods in 2020. The decrease in general and administrative expenses for all periods presented was primarily due to decrease in bonuses paid to our chief executive officer and share based compensation expense offset by increases in salaries and related expenses, insurance costs and professional services. Microbot believes its general and administrative expenses may increase over time as it advances its programs, increases its headcount and operating activities and incurs expenses associated with being a public company.

Financing Expenses. Financing expenses were approximately $3,000 and $34,000 for the three and nine months ended September 30, 2021, compared to approximately $57,000 and $70,000 for the same periods in 2020. The decrease in financial expenses for all periods presented was primarily due to reduced interest expense that was incurred in 2020 as a result of the adverse outcome in our Sabby litigation, but is no longer being incurred in 2021 as the related liability was settled during 2020.

Liquidity and Capital Resources

Microbot has incurred losses since inception and negative cash flows from operating activities for all periods presented. As of September 30, 2021, Microbot had a net working capital of approximately $17,393,000, consisting primarily of cash and cash equivalents and marketable securities. This compares to net working capital of approximately $23,908,000 as of December 31, 2020. Microbot anticipates that it will continue to incur net losses for the foreseeable future as it continues research and development efforts of its product candidates, hires additional staff, including clinical, scientific, operational, financial and management personnel, and continues to incur costs associated with being a public company.

Microbot has funded its operations through the issuance of capital stock, grants from the Israeli Innovation Authority, and convertible debt. Since inception (November 2010) through September 30, 2021, Microbot has raised net cash proceeds of approximately $54,770,000, and incurred a total cumulative loss of approximately $51,734,000. Microbot returned $3,375,000 (before interest) of such proceeds as a result of an adverse outcome in a litigation that concluded in the first quarter of 2020, and is now subject to an additional lawsuit seeking the return of an additional $6,750,000 of such proceeds.

Microbot Israel obtained from the Israeli Innovation Authority (“IIA”) grants for participation in research and development for the years 2013 through September 30, 2021 in the total amount of approximately $1,500,000 and, in return, Microbot Israel is obligated to pay royalties amounting to 3%-3.5% of its future sales up to the amount of the grant. The grant is linked to the exchange rate of the dollar to the New Israeli Shekel and bears interest at an annual rate of USD LIBOR. Under the terms of the grant and applicable law, Microbot is restricted from transferring any technologies, know-how, manufacturing or manufacturing rights developed using the grant outside of Israel without the prior approval of the Israel Innovation Authority. Microbot has no obligation to repay the grant, if the SCS project fails, is unsuccessful or aborted before any sales are generated. The financial risk is assumed completely by the IIA.

Microbot believes that its net cash will be sufficient to fund its operations for at least 24 months and fund operations necessary to continue development activities of LIBERTY, the SCS and perhaps other product candidates. However, in the event we are unsuccessful in our current litigation with Empery and Hudson Bay, pursuant to which they are seeking the return of $6,750,000 in proceeds we received from them in a 2017 stock offering, we would have funds for less than 24 months.

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

Cash Flows

The following table provides a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Nine months ended September 30,
	2021	2020
Net cash flows from operating activities	$(6,467)	$(5,382)
Net cash flows from investing activities	245	2,238
Net cash flows from financing activities	-	(3,375)
Decrease in cash and cash equivalents and restricted cash	$(6,222)	$(6,519)

Comparison of the Nine Months Ended September 30, 2021 and 2020

Net cash flows from operating activities for the nine months ended September 30, 2021 were approximately $6,467,000, calculated by adjusting net loss from operations by approximately $987,000 to eliminate non-cash and expense items not involving cash flows such as depreciation and share based compensation expense, as well as other changes in current assets and liabilities resulting in non-cash adjustments in the consolidated statements of operations. Cash used in operating activities for the nine months ended September 30, 2020 was approximately $5,382,000, similarly adjusted by approximately $1,150,000.

Net cash flows from investing activities for the nine months ended September 30, 2021 was approximately $245,000 compared to approximately $2,238,000 for the nine months ended September 30, 2020, which consisted of proceeds from marketable securities of $2,521,000 offset by investing in a convertible loan in the amount of $200,000.

Net cash flows from financing activities for the nine months ended September 30, 2021 was $0 compared to approximately $3,375,000 for the nine months ended September 30, 2020, which consisted of the repayment of shareholders investments relating to the Sabby litigation.

Off-Balance Sheet Arrangements

Microbot has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Microbot’s cash and cash equivalents as of September 30, 2021 and December 31, 2020 consisted of readily available checking and money market funds. Microbot’s primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in Microbot’s portfolio, a sudden change in market interest rates would not be expected to have a material impact on Microbot’s financial condition and/or results of operations. Microbot does not believe that its cash or cash equivalents have significant risk of default or illiquidity. While Microbot believes its cash and cash equivalents do not contain excessive risk, Microbot cannot provide absolute assurance that in the future its investments will not be subject to adverse changes in market value. In addition, Microbot maintains significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

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

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2021. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the management of the Company, have determined that as of September 30, 2021, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

In June 2021, the Magistrate issued an order permitting Mona to file an Amended Counterclaim Complaint, and rejected our request to execute on the Judgment. We filed a response to Mona’s amended counterclaim on July 21, 2021, and are pursuing a renewed motion to execute on the Judgment and dismiss the counterclaim in view of case deficiencies revealed during discovery.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of November, 2021.

MICROBOT MEDICAL INC.

By:	/s/ Harel Gadot
Name:	Harel Gadot
Title:	Chairman, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David Ben Naim
Name:	David Ben Naim
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

