Form 10-K
period 2021-12-31
Microbot Medical Inc.
filed 2022-03-31
CIK 883975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2021

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $56,438,576.

Common stock outstanding as of March 29, 2022: 7,108,133 shares

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “will”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks listed under the section entitled “Risk Factors” commencing on page 20 of this report, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

i

Risk Factors Summary

The following is a summary of the principal risks that could adversely affect our business, operations, and financial results. A more thorough discussion of these and other risks are listed under the section entitled “Risk Factors” commencing on page 20.

Risks Relating to Microbot’s Financial Position and Need for Additional Capital

●	Microbot has had no revenue and has incurred significant operating losses since inception and is expected to continue to incur significant operating losses for the foreseeable future. The Company may never become profitable or, if achieved, be able to sustain profitability.
●	Microbot has a limited operating history, which may make it difficult to evaluate the prospects for the Company’s future viability.
●	Microbot may need additional funding. If Microbot is unable to raise capital when needed, it could be forced to delay, reduce or eliminate its product development programs or commercialization efforts.
●	An epidemic of the coronavirus disease is ongoing and may result in significant disruptions to our clinical trials or other business operations, which could have a material adverse effect on our business.

Risks Relating to the Development and Commercialization of Microbot’s Product Candidates

●	Unsuccessful animal studies, clinical trials or procedures relating to product candidates under development could have a material adverse effect on Microbot’s prospects.
●	Microbot’s business depends heavily on the success of its lead product candidates, the LIBERTY® and SCS. If Microbot is unable to commercialize the LIBERTY or SCS, or experiences significant delays in doing so, Microbot’s business will be materially harmed.
●	Microbot’s ability to expand its technology platforms for other uses, including endovascular neurosurgery other than for the treatment of hydrocephalus, may be limited.
●	At this time, Microbot does not know whether the FDA will require it to submit clinical data in support of its future marketing applications for its SCS product candidate, particularly in light of recent initiatives by the FDA to enhance and modernize its approach to medical device safety and innovation, which creates uncertainty for Microbot as well as the possibility of increased product development costs and time to market.
●	The FDA may disagree with Microbot’s determination that the SCS is a Class II device or that the chosen predicate device (or any predicate device) is appropriate for a substantial equivalence comparison to the SCS.
●	Microbot’s CardioSert technology is subject to a buy-back clause which, if triggered, could cause us to lose rights to the technology and delay or curtail the development of our products.
●	If the commercial opportunity for SCS, LIBERTY and any other commercial products that may be developed by Microbot is smaller than Microbot anticipates, Microbot’s future revenue from SCS, LIBERTY and such other products will be adversely affected and Microbot’s business will suffer.
●	Customers will be unlikely to buy the SCS, LIBERTY or any other product candidates unless Microbot can demonstrate that they can be produced for sale to consumers at attractive prices.
●	Microbot will rely on third party design houses for the redesign of the CardioSert guidewire to other specific indications.
●	Microbot has relied on, and intends to continue to rely on, third-party manufacturers to produce its product candidates.
●	If Microbot’s product candidates are not considered to be a safe and effective alternative to existing technologies, Microbot will not be commercially successful.
●	Microbot may be subject to penalties and may be precluded from marketing its product candidates if Microbot fails to comply with extensive governmental regulations.
●	If Microbot is not able to both obtain and maintain adequate levels of third-party reimbursement for procedures involving its product candidates after they are approved for marketing and launched commercially, it would have a material adverse effect on Microbot’s business.
●	Clinical outcome studies for the SCS may not provide sufficient data to make Microbot’s product candidates the standard of care.
●	Microbot products may in the future be subject to mandatory product recalls that could harm its reputation, business and financial results.
●	If Microbot’s future commercialized products cause or contribute to a death or a serious injury, Microbot will be subject to Medical Device Reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.
●	Microbot could be exposed to significant liability claims if Microbot is unable to obtain insurance at acceptable costs and adequate levels or otherwise protect itself against potential product liability claims.
●	The results of Microbot’s research and development efforts are uncertain and there can be no assurance of the commercial success of Microbot’s product candidates.
●	If Microbot fails to retain certain of its key personnel and attract and retain additional qualified personnel, Microbot might not be able to pursue its growth strategy effectively.

Risks Relating to Microbot’s Intellectual Property

●	Microbot’s right to develop and commercialize the SCS and TipCAT product candidates are subject to the terms and condition of a license granted to Microbot by Technion Research and Development Foundation Ltd. and termination of the license with respect to one or both of the technology platforms underlying the product candidates would result in Microbot ceasing its development efforts for the applicable product candidate(s).
●	Microbot may not meet its product candidates’ development and commercialization objectives in a timely manner or at all.
●	Intellectual property litigation and infringement claims could cause Microbot to incur significant expenses or prevent Microbot from selling certain of its product candidates.
●	If Microbot or TRDF are unable to protect the patents or other proprietary rights relating to Microbot’s product candidates, or if Microbot infringes on the patents or other proprietary rights of others, Microbot’s competitiveness and business prospects may be materially damaged.
●	Dependence on patent and other proprietary rights and failing to protect such rights or to be successful in litigation related to such rights may result in Microbot’s payment of significant monetary damages or impact offerings in its product portfolios.

Risks Relating to Operations in Israel

●	Microbot has facilities located in Israel, and therefore, political conditions in Israel may affect Microbot’s operations and results.
●	Political relations could limit Microbot’s ability to sell or buy internationally.
●	Israel’s economy may become unstable.
●	Exchange rate fluctuations between the U.S. dollar and the NIS currencies may negatively affect Microbot’s operating costs.
●	Funding and other benefits provided by Israeli government programs may be terminated or reduced in the future and the terms of such funding may have a significant impact on future corporate decisions.
●	Some of Microbot’s employees and officers are obligated to perform military reserve duty in Israel.
●	It may be difficult to enforce a non-Israeli judgment against Microbot or its officers and directors.

Risks Relating to Microbot’s Securities, Governance and Other Matters

●	If we fail to comply with the continued listing requirements of The Nasdaq Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.
●	We do not expect to pay cash dividends on our common stock.
●	Anti-takeover provisions in the Company’s charter and bylaws under Delaware law may prevent or frustrate attempts by stockholders to change the board of directors or current management and could make a third-party acquisition of the Company difficult.
●	We are subject to litigation, which may divert management’s attention and have a material adverse effect on our business, financial condition and results of operations.

General Risks

●	Raising additional capital may cause dilution to the Company’s investors, restrict its operations or require it to relinquish rights to its technologies or product candidates.
●	Microbot operates in a competitive industry and if its competitors have products that are marketed more effectively or develop products, treatments or procedures that are similar, more advanced, safer or more effective, its commercial opportunities will be reduced or eliminated, which would materially harm its business.
●	Our business strategy in part relies on identifying, acquiring and developing complementary technologies and products, which entails risks which could negatively affect our business, operations and financial condition.
●	Microbot operations in international markets involve inherent risks that Microbot may not be able to control.
●	Microbot’s financial results may be affected by fluctuations in exchange rates and Microbot’s current currency hedging strategy may not be sufficient to counter such fluctuations.
●	The market price for our Common Stock may be volatile.
●	The issuance of shares upon exercise of outstanding warrants and options could cause immediate and substantial dilution to existing stockholders.

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

Microbot’s current technological platforms, ViRobTM, TipCATTM, LIBERTY® and certain CardioSert assets, are comprised of proprietary innovative technologies. Using the ViRob platform, Microbot is currently developing the Self-Cleaning Shunt, or SCSTM, for the treatment of hydrocephalus and Normal Pressure Hydrocephalus, or NPH. Utilizing the LIBERTY and CardioSert platforms, Microbot is developing the first ever fully disposable robot for various endovascular interventional procedures. In addition, the Company is focused on the development of a Multi Generation Pipeline Portfolio utilizing all of its proprietary technologies.

Microbot has a patent portfolio of 47 issued/allowed patents and 29 patent applications pending worldwide.

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

One & DoneTM (CardioSert) Technology

On April 8, 2018, Microbot acquired a patent-protected technology from CardioSert Ltd., a privately-held medical device company based in Israel that was part of a technological incubator supported by the Israel Innovation Authorities. The CardioSert technology contemplates a combination of a guidewire and microcatheter, technologies that are broadly used for surgery within a tubular organ or structure such as a blood vessel or duct. The CardioSert technology features a unique guidewire delivery system with steering and stiffness control capabilities which when developed is expected to give the physician the ability to control the tip curvature, to adjust tip load to varying degrees of stiffness in a gradually continuous manner. The CardioSert technology was originally developed to support interventional cardiologists in crossing chronic total occlusions (CTO) during percutaneous coronary intervention (PCI) procedures and has the potential to be used in other spaces and applications, such as peripheral intervention, and neurosurgery. Our CardioSert tool is now trademarked as “One & DoneTM”.

LIBERTY®

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

LIBERTY is designed to maneuver guidewires and over-the-wire devices (such as microcatheters) within the body’s vasculature. It eliminates the need for extensive capital equipment requiring dedicated Cath-lab rooms as well as dedicated staff. In addition, when combined with CardioSert technology or possibly other guidewire/microcatheter technologies, it is being designed to streamline Cath-lab procedures with tools that combines guidewire and microcatheter into a single device. With control over tip curvature and stiffness for maneuverability and access – and without the need for constant tool exchanges – when integrated into the LIBERTY device, the device may drastically reduce procedure time and costs while enhancing the operator experience.

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

On December 22, 2021, we entered into a strategic collaboration agreement for technology co-development with Stryker Corporation, acting through its Neurovascular Division. Pursuant to the agreement, the collaborative development program between Stryker and us aims to integrate certain of Stryker’s instruments with our LIBERTY Robotic System to address certain neurovascular procedures. The activities contemplated by the Agreement shall be specified in one or more development plans derived from the terms and conditions set forth in the Agreement.

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

Today, there are only a few commercially available robotic systems for endovascular interventions. We believe these systems have major drawbacks, such as limited maneuverability, the requirement to exchange and use multiple expensive surgical tools, being cumbersome to set-up and operate, and requiring significant capital expenditures.

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

Microbot has completed the development of an SCS prototype and is currently continuing the safety testing, general proof of concept testing and performance testing for the device, which Microbot began in mid-2013. In May 2018, Microbot announced the results of two pre-clinical studies assessing the SCS, an in-vitro study and a small animal study. The in-vitro study, which was performed at Wayne State University by Dr. Carolyn Harris, supports the SCS’s potential as a viable technology for preventing occlusion in shunts used to treat hydrocephalus. The first stage animal study designed to assess the safety profile of the SCS, which was performed by James Patterson McAllister, PhD, a Professor of Neurosurgery at Washington University School of Medicine in St. Louis, met the primary goal to determine the safety of the SCS device that aims to prevent obstruction in CSF catheters. Following the completion of the first stage initial studies, Microbot commenced a follow-up study to further evaluate the safety of the SCS. The follow-up study was also conducted by leading hydrocephalus experts at Washington University. The study, included a larger sample size compared to the initial studies and the primary and secondary endpoints were to validate the safety of the activated SCS in-vivo (animal) models. In that in-vivo study the major finding was that the SCS system is as safe to use as currently marketed devices. The study also mentions, that in the animal model, contact of the shunt with the choroid plexus is impossible to avoid and that it may lead to shunt obstruction due to hemorrhage of this highly vascular structure.

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

We expect to continue to work with the FDA towards finalizing the SCSTM design, and to incorporate their feedback prior to submitting the IDE to seek authorization to begin the EFS clinical trial. While there can be no assurance that the FDA will approve the EFS study, the agency’s recent feedback indicates that the agency will be receptive to allowing a first-in-human study to proceed based on existing data. After completing the EFS, we would then seek FDA input on the device design as finalized through the EFS process in a subsequent IDE filing for approval of a clinical study proposal. Consequently, the timeline for the submission of the IDE for First-in-Human clinical trial under the EFS is expected to commence in the first quarter of 2023.

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

LIBERTY

The LIBERTY robotic system features a unique compact design with the capability to be operated remotely, reduce radiation exposure and physical strain to the physician, reduce the risk of cross contamination, as well as the potential to eliminate the use of multiple consumables when used with the One & DoneTM tool or possibly other guidewire/microcatheter technologies. LIBERTY is being designed to have the following attributes:

●	Compact size - Eliminates the need for large capital equipment in dedicated cath-lab rooms with dedicated staff.

●	Fully disposable - To our knowledge, the first and only fully disposable, robotic system for endovascular procedures.

●	Streamlines Cath-lab procedures - Compatible with Microbot’s unique One & DoneTM tool or possibly other guidewire/microcatheter technologies, that combines guidewire and microcatheter into a single device. The “One & Done” tool, when integrated into the system, is expected to provide full control over tip curvature and stiffness for maneuverability and access without the need for constant tool exchanges, while enhancing the operator experience.

●	State of the art maneuverability - Provides linear, rotational and tip control of its One & DoneTM tool when integrated into the system, as well as linear motion for an additional “over the wire” device.

●	Compatibility with a wide range of commercially-available guidewires, microcatheters and guide-catheters.

●	Enhanced operator safety and comfort - Reduces exposure to ionizing radiation and the need for heavy lead vests otherwise to be worn during procedures, as well as reducing the exposure to Hospital Acquired Infections (HAI).

●	Ease of use - LIBERTY’s intuitive remote controls simplify advanced procedures while shortening the physician’s learning curve.

●	Telemedicine compatible - Capable of tele-catheterization, carried out remotely by highly trained specialists.

We are continuing our feasibility animal trials with respect to the LIBERTY device, with a planned pre-submission to the FDA as early as the first quarter of 2022, and planned submission to the FDA in the first half of 2023.

Strategy

Microbot’s goal is to generate sales of its products, once they have received regulatory approval, by establishing SCS, LIBERTY and additional devices from its technological platforms, as the standard-of-care in the eyes of doctors, surgeons, patients and medical facilities, as well as getting the support of payors and insurance companies. Microbot believes that it can achieve this objective by working with hospitals to demonstrate the key benefits of its products. Microbot’s strategy includes the following key elements:

●	Continue to refine existing product candidates and develop additional micro-robotic solutions. As Microbot prepares to bring its initial product candidates through pre-clinical and clinical trials, if necessary, and eventually to market, it continues to focus on improving its product candidates to respond to clinical data and patient and physician feedback. Microbot also expects to continue to innovate in the micro-robotics field by continuing to find ways of using its technology to solve unmet needs, with the overarching goal of providing a safer, more effective and more efficient surgical environment for patients and physicians.

●	Establish and leverage relationships with key institutions and leading clinicians. Microbot’s objective will be to maintain clinical focus with leading hospitals and clinics so as to establish the SCS, LIBERTY, as well as other future products, as the standard of care in such institutions for their respective procedures. Microbot also expects to identify key clinicians with the relevant specialties (for instance, neurosurgery or interventional radiology) with the expectation that such clinical focus will accelerate the adoption of its candidate products.

●	Continuously invest in research and development. Microbot’s most significant expense has historically been research and development, and Microbot expects that this will continue in the foreseeable future, including expenses it expects to incur to improve on its prototype products in order to respond to clinical data, to develop additional applications using its technologies and to develop future product candidates.

●	Explore partnerships for the introduction of Microbot’s products. Microbot intends to focus its marketing and sales efforts initially on pursuing collaborations with global medical device companies that have established sales and distribution networks. Microbot will seek to enter collaborations and partnerships with strategic players that offer synergies with Microbot’s product candidates and expertise.

●	Seek additional IP and technologies to complement and strengthen Microbot’s current IP portfolio. Microbot intends to continue exploring new technologies, IP and know-how to add to its current portfolio through licensing, mergers and/or acquisitions and to allow Microbot to enter new spaces and strengthen its overall product portfolio.

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

One & DoneTM (CardioSert) Opportunities

Microbot is currently exploring the integration of the One & DoneTM technology into the LIBERTY endovascular robotic system for a range of potential applications in the cardiovascular, peripheral vascular and neurovascular spaces.

LIBERTY Opportunities

The LIBERTY endovascular robotic system is being designed to remotely maneuver guidewires, microcatheters and over-the-wire devices within the body’s vasculature. The device is being designed to be the size of a hand-held personal device and to be fully disposable and affordable. We are aiming LIBERTY to be capable of supporting whole-endovascular procedures by providing solutions which would be based in part on the One & DoneTM proprietary technology or possibly other guidewire/microcatheter technologies. With control over tip curvature and stiffness for maneuverability and access – and without the need for constant tool exchanges – the One & DoneTM tool, when integrated into the system, is expected to drastically reduce the procedure time and costs, while enhancing the operator experience. We believe LIBERTY’s addressable markets are the Interventional Cardiology, Interventional Radiology and Interventional Neuroradiology markets.

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

One & DoneTM (CardioSert) Competitive Landscape

Competition includes moveable-core guidewires from companies such as Boston Scientific and Rapid Medical, and steerable and deflectable sheaths and catheters from companies such as Bendit Technologies, Agile Devices and Merit Medical. To our knowledge, the CardioSert device is the only device that combines an inner moveable guidewire and an outer microcatheter, with the ability to control the shape and stiffness of the distal tip in a continuous, gradual manner, and intends to compete on that basis.

LIBERTY Competitive Landscape

We believe the main competitor to the LIBERTY system is the CorPath GRX vascular robotics system by Corindus Vascular Robotics, a Siemens Healthineers company. The CorPath GRX system has FDA approvals for percutaneous coronary interventions (PCI) and peripheral vascular interventions (PVI) and is pending an approval for neurovascular interventions. Other competitors include Robocath (CE Marked for PCI only) and Hansen Medical (a J&J Company with FDA approval for PVI). We believe these systems have drawbacks, such as limited maneuverability, the requirement to exchange and use multiple expensive surgical tools, being cumbersome to set-up and operate, and requiring significant capital expenditures. We further believe that these systems have captured a marginal market share to date.

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

Intellectual Property

General

The SCS and TipCAT are based on technological platforms licensed from The Technion Research and Development Foundation Ltd., or TRDF, as further discussed below. The LIBERTY platform core technology is co-owned by Microbot and TRDF. The One & DoneTM device is based on technologies acquired by Microbot from CardioSert. Microbot plans to develop other medical-robotic solutions through internal research and development, to strengthen its intellectual property position, and to continue exploring strategic collaborations and accretive acquisition opportunities. Microbot currently holds an intellectual property portfolio of 47 patents issued/allowed and 29 patent applications pending worldwide. It also has registered trademarks in Israel, Europe and the US relating to its LIBERTY platform, and also has trademarks relating to its proprietary Microbot Medical tradename and logo registered in Israel, Europe, and the UK, and pending in the US and China, in addition to having registered trademarks for the “One & Done” name in Israel, allowed in Europe and pending in the US, UK, China, and Japan.

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

Microbot’s issued U.S. patents, which cover Microbot’s product candidates, will expire between 2026 and 2040, not including any patent term adjustments that may be available. Issued patents outside of the United States directed to Microbot’s product candidates will expire between 2026 and 2036.

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

Microbot has obtained grants from the Israeli Innovation Authority (“IIA”) for participation in research and development activities since 2013 through 2021. During this time, Microbot has received grant revenues of approximately $1,500,000. In return, Microbot is obligated to pay royalties amounting to 3%-3.5% of its future sales up to the amount of the grant. The grant is linked to the exchange rate of the dollar to the New Israeli Shekel and bears interest of USD LIBOR per annum.

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

For the fiscal year ended December 31, 2021 and 2020, respectively, Microbot incurred research and development expenses of approximately $6,153,000 compared to approximately $3,396,000.

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

The SCS was further validated in a broader follow-up in-vitro lab study which commenced in July 2019 and concluded on August 14, 2019 and clearly demonstrated the device prevented shunt occlusion under the parameters of that study. This follow-up study was also conducted by Envigo CRS Israel. Human brain glioblastoma cells were used in order to assess performance of the SCS in a test system with accelerated cell growth rate, accumulation and obstruction rates. Specifically, the study demonstrated:

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

After submitting the existing data to the FDA, on January 27, 2021 we announced the completion of successful discussions with the FDA, for the SCSTM. After review of our existing pre-clinical data, the FDA’s feedback will allow us to apply for the EFS. We expect to continue to work with the FDA towards finalizing the SCSTM design, and to incorporate their feedback prior to submitting the IDE to seek authorization to begin the EFS clinical trial. While there can be no assurance that the FDA will approve the EFS study, the agency’s recent feedback indicates that the agency will be receptive to allowing a first-in-human study to proceed based on existing data. After completing the EFS, we would then seek FDA input on the device design as finalized through the EFS process in a subsequent IDE filing for approval of a clinical study proposal. Consequently, the timeline for the submission of the IDE for First-in-Human clinical trial under the EFS is expected to commence in the first quarter of 2023.

Although the FDA agreed that the SCS is suitable to apply for an EFS program, we can give no assurance that the FDA will agree that an EFS is warranted, in which case we will have to re-commence animal trials or otherwise re-evaluate the FDA approval process, which could delay and hinder our ability to commercialize the SCS device.

LIBERTY

The LIBERTY prototype system was tested at our laboratories in an in-vitro silicone model, using off-the-shelf guidewires and microcatheters, and showing an ability to successfully provide linear and rotational movements of the guidewires and linear motion of the microcatheters. We also conducted a single preliminary animal trial with the LIBERTY prototype.

The LIBERTY prototype is designed to control the One & DoneTM tool; however, the One & DoneTM tool is not currently expected to be integrated into the next version of the LIBERTY device. Additionally, we are exploring and evaluating additional innovative guidewire/microcatheter technologies to be integrated and combined with the LIBERTY robotic platform to further enhance the performance of the system.

Since the One & DoneTM tool was originally designed for chronic total occlusion, we are currently working with subcontractors and guidewire design-houses to perfect the performance of the One & DoneTM tool to the indication that will be selected for the LIBERTY platform. These may include procedures in the peripheral, coronary or neurovascular spaces.

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

Clinical trials involve use of the medical device on human subjects under the supervision of qualified investigators in accordance with current Good Clinical Practices (GCPs), including the requirement that all research subjects provide informed consent for their participation in the clinical study. A written protocol with predefined end points, an appropriate sample size and pre-determined patient inclusion and exclusion criteria, is required before initiating and conducting a clinical trial. All clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with the FDA’s Investigational device Exemption, or IDE, regulations that among other things, govern investigational device labeling, prohibit promotion of the investigational device, and specify recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk,” as defined by the FDA, the agency requires the device sponsor to submit an IDE application, which must become effective prior to commencing human clinical trials. The IDE will automatically become effective 30 days after receipt by the FDA, unless the FDA denies the application or notifies the company that the investigation is on hold and may not begin. If the FDA determines that there are deficiencies or other concerns with an IDE that requires modification, the FDA may permit a clinical trial to proceed under a conditional approval. In addition, the study must be approved by, and conducted under the oversight of, an Institutional Review Board (IRB) for each clinical site. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate approval from the FDA, but it must still follow abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and labeling and record-keeping requirements. 510(k) clearance typically involves the following:

●	Assuming successful completion of all required testing, a detailed 510(k) premarket notification or 510(k) de-novo is submitted to the FDA requesting clearance to market the product. The notification includes all relevant data from pertinent preclinical and clinical trials, together with detailed information relating to the product’s manufacturing controls and proposed labeling, and other relevant documentation.

●	A 510(k) clearance letter from the FDA will authorize commercial marketing of the device for one or more specific indications for use.

●	After 510(k) clearance, Microbot will be required to comply with a number of post-clearance requirements, including, but not limited to, Medical Device Reporting and complaint handling, and, if applicable, reporting of corrective actions. Also, quality control and manufacturing procedures must continue to conform to QSRs. The FDA periodically inspects manufacturing facilities to assess compliance with QSRs, which impose extensive procedural, substantive, and record keeping requirements on medical device manufacturers. In addition, changes to the manufacturing process are strictly regulated, and, depending on the change, validation activities may need to be performed. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with QSRs and other types of regulatory controls.

●	After a device receives 510(k) clearance from the FDA, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use or technological characteristics, requires a new 510(k) clearance or could require a PMA. The FDA requires each manufacturer to make the determination of whether a modification requires a new 510(k) notification or PMA in the first instance, but the FDA can review any such decision. If the FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance or PMA for a particular change, the FDA may retroactively require the manufacturer to seek 510(k) clearance or PMA. The FDA can also require the manufacturer to cease U.S. marketing and/or recall the modified device until additional 510(k) clearance or PMA approval is obtained.

●	The FDA and the Federal Trade Commission, or FTC, will also regulate the advertising claims of Microbot’s products to ensure that the claims Microbot makes are consistent with its regulatory clearances, that there is scientific data to substantiate the claims and that product advertising is neither false nor misleading.

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

Employees

Microbot’s Chief Executive Officer, President and Chairman, Harel Gadot, along with 3 full-time employees, are based in Microbot’s U.S. office located in Hingham, Massachusetts. Additionally, Microbot currently has 17 full-time employees based in its office located in Yokneam, Israel. These employees oversee day-to-day operations of the Company supporting management and leading engineering, manufacturing, intellectual property and administration functions of the Company. As required, Microbot also engages consultants to provide services to the Company, including regulatory, legal and corporate services. We are subject to labor laws and regulations within our locations in the U.S. and Israel. These laws and regulations principally concern matters such as pensions, paid annual vacation, paid sick days, length of the workday and work week, minimum wages, overtime pay, insurance for work-related accidents, severance pay and other conditions of employment. Microbot has no unionized employees.

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

The Company intends to continue to opportunistically strengthen its balance sheet by raising additional funds through equity offerings, including possibly through its existing At-the-Market offering, or otherwise in order to meet expected future liquidity needs, including the introduction of the SCS device into the hydrocephalus and NPH market, and the introduction of LIBERTY. The Company’s future capital requirements, generally, will depend on many factors, including:

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

As stated above, we applied for an EFS for the SCS device and the FDA agreed that the SCS is suitable to apply for the submission of the IDE for the EFS program. After completing the EFS, we would then seek FDA input on the device design as finalized through the EFS process in a subsequent IDE filing for approval of a clinical study proposal. Consequently, the timeline for the submission of the IDE for First-In-Human clinical trials under the EFS is expected to commence in the first quarter of 2023.

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

Microbot currently relies, and expects to rely for the foreseeable future, on third-party manufacturers to produce and supply its product candidates, and it expects to rely on third parties to manufacture the commercialized products as well, should they receive the necessary regulatory clearance or approval. Reliance on third-party manufacturers entails risks to which Microbot would not be subject if Microbot manufactured its product candidates or future commercial products itself, including:

●	limitations on supply availability resulting from capacity, internal operational problems or scheduling constraints of third parties;

●	potential regulatory non-compliance or other violations by the third-party manufacturer that could result in quality assurance;

●	the possible breach of manufacturing agreements by third parties because of various factors beyond Microbot’s control; and

●	the possible termination or non-renewal of manufacturing agreements by third parties for various reasons beyond Microbot’s control, at a time that is costly or inconvenient to Microbot.

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

Clinical outcome studies for the SCS and LIBERTY may not provide sufficient data to make such product candidates the standard of care.

Microbot’s business plan with respect to the SCS and LIBERTY relies on the broad adoption by surgeons of the products for their respective planned applications. For instance, although Microbot believes the occurrence of shunt occlusion complications is well known among physicians practicing in the relevant medical fields, SCS may be adopted for replacement shunt surgeries only. Neurosurgeons may adopt SCS for primary shunt placement procedures only upon additional clinical studies with longer follow up periods, if at all. It may also be necessary to provide outcome studies on the preventative capabilities of the SCS in order to convince the medical community of its safety and efficacy.

Clinical studies may not show an advantage in SCS or LIBERTY based procedures in a timely manner, or at all, and outcome studies have not been designed at this time, and may be too large and too costly for Microbot to conduct. Both situations could prevent broad adoption of the SCS and LIBERTY and materially impact Microbot’s business.

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

Microbot has facilities located in Israel. In addition, one of its seven directors, its Chief Technology Officer, Chief Medical Officer and its Chief Financial Officer, as well as substantially all of its research and development team and non-management employees, are residents of Israel. Accordingly, political, economic and military conditions in Israel will directly or indirectly affect Microbot’s operations and results. Since the establishment of the State of Israel, a number of armed conflicts have taken place between Israel and its Arab neighbors. An ongoing state of hostility, varying in degree and intensity has led to security and economic problems for Israel. For a number of years there have been continuing hostilities between Israel and the Palestinians. This includes hostilities with the Islamic movement Hamas in the Gaza Strip, which have adversely affected the peace process and at times resulted in armed conflicts. Such hostilities have negatively influenced Israel’s economy as well as impaired Israel’s relationships with several other countries. Israel also faces threats from Hezbollah militants in Lebanon, from ISIS and rebel forces in Syria, from the government of Iran and other potential threats from additional countries in the region. Moreover, some of Israel’s neighboring countries have recently undergone or are undergoing significant political changes. These political, economic and military conditions in Israel could have a material adverse effect on Microbot’s business, financial condition, results of operations and future growth.

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

Microbot’s research and development efforts from inception until now have been financed in part through such Israeli Innovation Authority royalty bearing grants in an aggregate amount of approximately $1,500,000 through December 31, 2021. With respect to such grants Microbot is committed to pay royalties at a rate of between 3% to 3.5% on sales proceeds up to the total amount of grants received, linked to the dollar, plus interest at an annual rate of USD LIBOR. In addition, as a recipient of Israeli Innovation Authority grants, Microbot must comply with the requirements of the Israeli Encouragement of Industrial Research and Development Law, 1984, or the R&D Law, and related regulations. Under the terms of the grants and the R&D Law, Microbot is restricted from transferring any technologies, know-how, manufacturing or manufacturing rights developed using Israeli Innovation Authority grants outside of Israel without the prior approval of Israeli Innovation Authority. Therefore, if aspects of its technologies are deemed to have been developed with Israeli Innovation Authority funding, the discretionary approval of an Israeli Innovation Authority committee would be required for any transfer to third parties outside of Israel of the technologies, know-how, manufacturing or manufacturing rights related to such aspects. Furthermore, the Israeli Innovation Authority may impose certain conditions on any arrangement under which it permits Microbot to transfer technology or development outside of Israel or may not grant such approvals at all.

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

Until such time, if ever, as the Company can generate substantial product revenues, it expects to finance its cash needs through a combination of equity offerings, including through its existing At-the-Market offering, licensing, collaboration or similar arrangements, grants and debt financings. The Company does not have any committed external source of funds. To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the ownership interest of its stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of holder of the Company’s common stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting the Company’s ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends or other distributions, selling or licensing intellectual property rights, and other operating restrictions that could adversely affect the Company’s ability to conduct its business.

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

In June 2021, the Magistrate issued an order permitting Mona to file an Amended Counterclaim Complaint, and rejected our request to execute on the Judgment. We filed a response to Mona’s amended counterclaim on July 21, 2021, and are pursuing a renewed motion to execute on the Judgment and dismiss the counterclaim in view of case deficiencies revealed during discovery. A settlement conference has been scheduled in April 2022 with respect to Mona’s 10(b) counterclaim.

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

As of March 29, 2022, there were approximately 121 holders of record of our common stock, and the closing sales price of our common stock as reported on the NASDAQ Capital Market was $5.77.

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

Equity Compensation Plan Information Table

The following table provides information about shares of our common stock that may be issued upon the exercise of options under all of our existing compensation plans as of December 31, 2021.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Plan Category
Equity compensation plans approved by security holders:
2017 Equity Incentive Plan	531,299	$10.48	92,419
2020 Omnibus Performance Award Plan	326,426	$7.86	1,094,226
Equity compensation plans not approved by security holders:
Microbot Israel Employee Stock Option Plan(1)	61,577	$0.01	-
Stock Options (2)	77, 846	$4.20	-
Total	997,148		1,186,645

(1)	Such options were originally issued by Microbot Israel under its Employee Stock Option Plan, and represented the right to purchase an aggregate of 500,000 of Microbot Israel’s ordinary shares. As of the effective time of the Merger, such options were retroactively adjusted to reflect the Merger and now represent the right to purchase shares of our common stock.
(2)	Such options were originally issued by Microbot Israel to MEDX Ventures Group LLC, of which Mr. Gadot is the Chief Executive Officer, Company Group Chairman and majority equity owner, and represented the right to purchase an aggregate of 403,592 of Microbot Israel’s ordinary shares. As of the effective time of the Merger, such options were retroactively adjusted to reflect the Merger and now represent the right to purchase shares of our common stock.

Item 6. [Reserved]

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

Microbot’s current technological platforms, ViRobTM, TipCATTM and LIBERTY® (including certain CardioSert assets), are comprised of proprietary innovative technologies. Using the ViRob platform, Microbot is currently developing the Self-Cleaning Shunt for the treatment of hydrocephalus and Normal Pressure Hydrocephalus, or NPH. Utilizing the LIBERTY and CardioSert platforms, Microbot is developing the first ever fully disposable robot for various endovascular interventional procedures. In addition, the Company is focused on the development of a Multi Generation Pipeline Portfolio utilizing all of its proprietary technologies.

Microbot has a patent portfolio of 47 issued/allowed patents and 29 patent applications pending worldwide.

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

One & DoneTM (CardioSert) Technology

On May 25, 2018, Microbot acquired a patent-protected technology from CardioSert Ltd., a privately-held medical device company based in Israel that was part of a technological incubator supported by the Israel Innovation Authorities. The CardioSert technology contemplates a combination of a guidewire and microcatheter, technologies that are broadly used for surgery within a tubular organ or structure such as a blood vessel or duct. The CardioSert technology features a unique guidewire delivery system with steering and stiffness control capabilities which when developed is expected to give the physician the ability to control the tip curvature, to adjust tip load to varying degrees of stiffness in a gradually continuous manner. The CardioSert technology was originally developed to support interventional cardiologists in crossing chronic total occlusions (CTO) during percutaneous coronary intervention (PCI) procedures and has the potential to be used in other spaces and applications, such as peripheral intervention, and neurosurgery. The CardioSert tool is now trademarked as “One & DoneTM.”

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

On December 22, 2021, we entered into a strategic collaboration agreement for technology co-development with Stryker Corporation, acting through its Neurovascular Division. Pursuant to the agreement, the collaborative development program between Stryker and us aims to integrate certain of Stryker’s instruments with our LIBERTY Robotic System to address certain neurovascular procedures. The activities contemplated by the Agreement shall be specified in one or more development plans derived from the terms and conditions set forth in the Agreement.

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

Microbot expects that its general and administrative expenses will increase over the long-term, even if a period-to-period comparison may show a decrease, as it expands its operating activities, maintains and expands its patent portfolio, and maintains compliance with exchange listing and SEC requirements. Microbot expects these potential increases will likely include management costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums and expenses associated with investor relations.

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

Results of Operations

Comparison of Years Ended December 31, 2021 and 2020

The following table sets forth the key components of Microbot’s results of operations for the years ended December 31, 2021 and 2020 (in thousands):

	For the Years Ended December 31,
	2021	2020	Change
Research and development expenses	$(6,153)	$(3,396)	$(2,757)
General and administrative expenses	(5,204)	(5,693)	489
Financing income (expenses), net	44	(80)	124

Research and Development Expenses. Microbot’s research and development expenses were approximately $6,153,000 for the year ended December 31, 2021, compared to approximately $3,396,000 for the same period in 2020. The increase in research and development expenses of approximately $2,757,000 in 2021 as compared to 2020 was primarily due to increased salaries and recruitment of employees, professional services and material expenses relating to the LIBERTY project. Microbot expects its research and development expenses to continue to increase over time as Microbot advances its development programs and begins pre-clinical and clinical trials for the SCS, LIBERTY and TipCAT research programs.

General and Administrative Expenses. General and administrative expenses were approximately $5,204,000 for the year ended December 31, 2021, compared to approximately $5,693,000 for the same period in 2020. The decrease in general and administrative expenses of approximately $489,000 in 2021 as compared to 2020 was primarily due to decreased salaries, share-based compensation and government fees of $885,000, partially offset by an increase of $396,000 in insurance costs and professional services. Microbot believes its general and administrative expenses may increase over time as it advances its programs, requiring additional investments in headcount, facilities and other general and administrative operating activities to support its growth, and as it continues to incur expenses associated with public-company compliance.

Financing (income) Expenses. Financing income were approximately $44,000 for the year ended December 31, 2021, consisting of the reversal of $131,000 of other liability stemming from our 2016 merger with StemCells, offset by exchange rate expenses of $87,000, compared to net financial expenses of approximately $80,000 for the same period in 2020, consisting of approximately $80,000 in interest payments related to the appeal of our Sabby litigation as well as $70,000 exchange rate expenses and net interest, offset by $70,000 capital gain.

Liquidity and Capital Resources

Microbot has incurred losses since inception and negative cash flows from operating activities for the years ended December 31, 2021 and 2020. As of December 31, 2021 and 2020, respectively, Microbot had a net working capital of approximately $13,895,000 and $23,908,000, consisting primarily of cash and cash equivalents. Microbot anticipates that it will continue to incur net losses for the foreseeable future as it continues research and development efforts of its product candidates, hires additional staff, including clinical, scientific, operational, financial and management personnel, and continues to incur costs associated with being a public company.

Microbot has funded its operations through the issuance of capital stock, grants from the Israeli Innovation Authority, and convertible debt. Since inception (November 2010) through December 31, 2021, Microbot has raised net cash proceeds of approximately $54,770,000, and incurred a total cumulative loss of approximately $55,593,000. Microbot returned $3,375,000 (before interest) of such proceeds to an investor as a result of an adverse outcome in a litigation that concluded in the first quarter of 2020, and is now subject to an additional lawsuit seeking the return of an additional $6,750,000 of such proceeds. This litigation is in its early stages and we cannot project what the eventual outcome will be, though management is vigorously defending its position that no return of capital is warranted.

Microbot Israel obtained from the Israeli Innovation Authority (“IIA”) grants for participation in research and development for the years 2013 through December 31, 2021 in the total amount of approximately $1,500,000 and, in return, Microbot Israel is obligated to pay royalties amounting to 3%-3.5% of its future sales up to the amount of the grant. The grant is linked to the exchange rate of the dollar to the New Israeli Shekel and bears interest at an annual rate of USD LIBOR. Under the terms of the grant and applicable law, Microbot is restricted from transferring any technologies, know-how, manufacturing or manufacturing rights developed using the grant outside of Israel without the prior approval of the Israel Innovation Authority. Microbot has no obligation to repay the grant, if the SCS project fails, is unsuccessful or aborted before any sales are generated. The financial risk is assumed completely by the IIA.

To date, we have not generated revenues from our operations. As of December 31, 2021, we had unrestricted cash, cash equivalents and marketable securities of approximately $15,492,000, excluding encumbered cash, which management believes is sufficient to fund our operations for more than 12 months from the date of this Annual Report on Form 10-K and sufficient to fund our operations necessary to continue development activities of our current proposed products with flexibility to adjust our costs to the cash needed for the next 12 months. However, in the event we are unsuccessful in our current litigation discussed above, pursuant to which certain investors are seeking the return of $6,750,000 in proceeds we received from them in a 2017 stock offering, we may have funds for less than 12 months.

Microbot plans to continue to fund its research and development and other operating expenses, other development activities relating to additional product candidates, and the associated losses from operations, through its existing cash and possibly additional grants from the Israeli Innovation Authority. Microbot intends to also raise capital through future issuances of debt and/or equity securities, including through its existing and as-yet-unused At-the-Market offering or registered offerings under its existing Registration Statement on Form S-3 for up to $75 million of securities, which it may draw down from time to time. These issuances may be opportunistic and even if the Company has enough funds at such time for operations for more than 12 months. The capital raises from issuances of convertible debt and equity securities could result in additional dilution to Microbot’s shareholders. In addition, to the extent Microbot determines to incur additional indebtedness, Microbot’s incurrence of additional debt could result in debt service obligations and operating and financing covenants that would restrict its operations. Microbot can provide no assurance that financing will be available in the amounts it needs or on terms acceptable to it, if at all. If Microbot is not able to secure adequate additional working capital when it becomes needed, it may be required to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned research programs. Any of these actions could materially harm Microbot’s business.

Cash Flows

The following table provides a summary of the net cash flow activity for each of the periods presented (in thousands):

	For the Years Ended December 31,
	2021	2020
Net cash flows from operating activities	$(9,354)	$(7,252)
Net cash flows from investing activities	3,200	(2,768)
Net cash flows from financing activities	-	(3,375)
Net decrease in cash and cash equivalents	$(6,154)	$(13,395)

Comparison of the Years Ended December 31, 2021 and 2020

Cash used in operating activities for the year ended December 31, 2021 was approximately $9,354,000, compared to $7,252,000 in 2020. The increase was from higher net losses in 2021, mostly related to increase in research and development relating to LIBERTY.

Net cash flows from investing activities increased in 2021 compared to 2020 primarily from the net purchases of marketable securities.

Net cash flows from financing activities decreased in 2021 due primarily to a 2020 return of $3,375,000 of capital to investors as a result of the adverse outcome of litigation discussed above.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Microbot’s cash and cash equivalents as of December 31, 2021 consisted of readily available checking and money market funds. Microbot’s primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in Microbot’s portfolio, a sudden change in market interest rates would not be expected to have a material impact on Microbot’s financial condition and/or results of operations. Microbot does not believe that its cash or cash equivalents have significant risk of default or illiquidity. While Microbot believes its cash and cash equivalents do not contain excessive risk, Microbot cannot provide absolute assurance that in the future its investments will not be subject to adverse changes in market value. In addition, Microbot maintains significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

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

Effects of Inflation

Inflation generally affects Microbot by increasing its research and development expenses. Microbot does not believe that inflation and changing prices had a significant impact on its results of operations for any periods presented herein, but may have a significant, adverse impact in 2022.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements and supplementary data required by this item are included in this Annual Report on Form 10-K immediately following Part IV and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2021. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the management of the Company, have determined that as of December 31, 2021, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a – 15(f) of the Exchange Act). There are inherent limitations to the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. We have assessed the effectiveness of our internal controls over financial reporting (as defined in Rule 13a -15(f) of the Exchange Act) as of December 31, 2021, and have concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Board of Directors

We currently have seven directors serving on our Board. The following table lists the names, ages and positions of the individuals who serve as directors of the Company, as of March 29, 2022:

Name	Age	Position
Harel Gadot	50	President, Chief Executive Officer and Chairman of the Board of Directors
Yoseph Bornstein(1)(3)	64	Director
Scott Burell(1)(2)	57	Director
Martin Madden(1)(3)	61	Director
Prattipati Laxminarain(2)	64	Director
Aileen Stockburger(3)	59	Director
Tal Wenderow(2)	47	Director

(1)	Member of Audit Committee.

(2)	Member of Corporate Governance Committee.

(3)	Member of Compensation Committee.

We have a classified Board, with each of our directors serving a staggered three-year term. The following table shows the current composition of the three classes of our Board:

Class I Directors (terms scheduled to expire in 2022):

Harel Gadot
Martin Madden
Tal Wenderow

Class II Directors (term scheduled to expire in 2023):

Scott Burell
Aileen Stockburger

Class III Directors (term scheduled to expire in 2024):

Yoseph Bornstein
Prattipati Laxminarain

Harel Gadot, became President, Chief Executive Officer and Chairman of the Company’s Board following the consummation of the merger of C&RD Israel Ltd, a wholly owned subsidiary of the Company, with and into Microbot Medical Ltd. (“Microbot Israel”), with Microbot Israel surviving as a wholly owned subsidiary of the Company (the “Merger”). Mr. Gadot is a co-founder of Microbot Israel and has served as Microbot Israel’s Chief Executive Officer since Microbot Israel was founded in November 2010. He has been the Chairman of Microbot Israel’s board of directors since July 2014. He also serves as the Chairman of XACT Robotics Ltd., an Israel-based private company seeking to develop a novel platform technology for robotic needle steering in minimally invasive interventional procedures such as biopsies and ablations, since August 2013 and MEDX Xelerator L.P., a medical device and digital health Israeli incubator, since July 2016. From December 2007 to April 2010 Mr. Gadot was a Worldwide Group Marketing Director at Ethicon Inc., a Johnson and Johnson Company, where he was responsible for the global strategic marketing of the Company. Mr. Gadot also held management positions, as well as leading regional strategic position for Europe, Middle-East and Africa, as well as In Israel, while at Johnson and Johnson. Mr. Gadot served as director for ConTIPI Ltd. from August 2010 until November 2013 when ConTIPI Ltd. was acquired by Kimberly-Clark Corporation. Mr. Gadot holds a B.Sc. in Business from Siena College, Loudonville NY, and an M.B.A. from the University of Manchester, UK. The Company believes that Mr. Gadot is qualified to serve as Chairman of the Board and as President and Chief Executive Officer of the Company due to his extensive experience in strategic marketing and general management in the medical device industry.

Yoseph Bornstein, became a director of the Company following the Merger. Mr. Bornstein is a co-founder of Microbot Israel and has been a member of the Board of Directors since Microbot Israel was founded in November 2010. Mr. Bornstein founded Shizim Ltd., a life science holding group in October 2000 and has served as its president since then. Mr. Bornstein is the Chairman of GCP Clinical Studies Ltd., a provider of clinical research services and educational programs in Israel since January 2002. He is the Chairman of Biotis Ltd., a service company for the bio-pharmaceutical industry, since June 2000. In addition, he is the Chairman of Dolphin Medical Ltd., which supplies the medical device industry, since April 2012, and the Chairman of ASIS Enterprises B.B.G. Ltd., a business development company focusing on creating business ties between Israeli and Japanese entities, since August 2007. Mr. Bornstein is a co-founder and director of XACT Robotics, which is developing a novel platform technology for robotic needle steering in minimally invasive interventional procedures. In October 1992, Mr. Bornstein founded Pharmateam Ltd., an Israeli company that specialized in representing international pharmaceutical companies which was sold in 2000. Mr. Bornstein is also a founder of a number of other privately held life-science companies. Mr. Bornstein served as the Biotechnology Committee Chairman of the Unites States-Israel Science & Technology Commission (the “USISTC”) from September 2002 to February 2005 as well as a consultant for USISTC from September 2002 to February 2005. He is also the founder of ILSI-Israel Life Science Industry Organization (who was integrated into IATI) and ITTN-Israel Tech Transfer Organization. He founded in July 2014 ShizimXL Ltd., an international medical device innovation center, and founded in January 2020 ShizimVS Ltd., a digital health innovation center. Mr. Bornstein was nominated in August 2021 to be an external director in Can-fit BioPharma Ltd. (Nasdaq:CANF). The Company believes that Mr. Bornstein is qualified to serve as a member of the Board due to his extensive experience in, and knowledge of, the life sciences industry and international business.

Scott R. Burell, became a director of the Company following the Merger. Since August 1, 2018, Mr. Burell has been the Chief Financial Officer and Secretary of AIVITA Biomedical, Inc., an Irvine California-based immuno-oncology company focused on the advancement of commercial and clinical-stage programs utilizing curative and regenerative medicines. From November 2006 until its sale to Invitae Corp. (NYSE: NVTA) in November 2017, he was the Chief Financial Officer, Secretary and Treasurer of CombiMatrix Corporation (NASDAQ: CBMX), a family health-focused clinical molecular diagnostic laboratory specializing in pre-implantation genetic screening, prenatal diagnosis, miscarriage analysis, and pediatric developmental disorders. He successfully led the split-off of CombiMatrix in 2007 from its former parent, has led several successful public and private debt and equity financing transactions as well as CombiMatrix’s reorganization in 2010. Prior to this, Mr. Burell had served as CombiMatrix’s Vice President of Finance since November 2001 and as its Controller from February 2001 to November 2001. From May 1999 to first joining CombiMatrix in February 2001, Mr. Burell was the Controller for Network Commerce, Inc. (NASDAQ: SPNW), a publicly traded technology and information infrastructure company located in Seattle. Prior to this, Mr. Burell spent nine years with Arthur Andersen’s Audit and Business Advisory practice in Seattle. During his tenure in public accounting, Mr. Burell worked with many clients, both public and private, in the high-tech and healthcare markets, and was involved in numerous public offerings, spin-offs, mergers and acquisitions. Mr. Burell obtained his Washington state CPA license in 1992 and is a certified public accountant (currently inactive). He holds Bachelor of Science degrees in Accounting and Business Finance from Central Washington University. The Company believes Mr. Burell’s qualifications to serve on the Board include his experience as an executive of a public life sciences company and knowledge of financial accounting in the medical technology field.

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

Aileen Stockburger was appointed by the Board on March 26, 2020 to fill a vacancy on the Board and to serve as a Class II director of the Company, with a term commencing on April 1, 2020. Since February 2018, Ms. Stockburger has provided M&A consulting and advisory services through Aileen Stockburger LLC. Prior to that, from 1989 through January 2018, Ms. Stockburger held various positions in Johnson & Johnson, most recently as Vice President, Worldwide Business Development & Strategic Planning for the DePuy Synthes Group of Johnson & Johnson, and as a member of its Worldwide Board and Group Operating Committee, from 2010-2018. In that role, she oversaw the group’s merger and acquisition activities, including deal structuring, negotiations, contract design and review, and deal terms. Before joining Johnson & Johnson, Ms. Stockburger spent several years at PriceWaterhouseCoopers, and earned her CPA certification. She is also a Non-Executive Director of Next Science Limited (ASX: NXS), a medical technology company headquartered in Sydney, Australia, with a primary focus in the development and continued commercialization of its proprietary technology to reduce the impact of biofilm based infections in human health. She also serve on the Audit Committee and the People, Culture and Remuneration Committee of the Board of Directors of Next Science Limited. Ms. Stockburger received her MBA and BS from The Wharton School, University of Pennsylvania. The Company believes that Ms. Stockburger is qualified as a Board member of the Company because of her extensive experience in strategizing, managing and closing sizable, complex worldwide mergers and acquisitions, licensing agreements and divestitures, as well as her expertise in business development, strategic planning and finance.

Tal Wenderow was appointed by the Board on July 29, 2020 to fill a vacancy on the Board and to serve as a Class I director of the Company, with a term commencing on August 1, 2020. Since September 2021, Mr. Wenderow serves as the Venture Partner at Genesis MedTech, a global medical device company. Previously, from February 2019, Mr. Wenderow served as the President and CEO of Vocalis Health Inc., an AI healthtech company pioneering the development of vocal biomarkers. Previously, Mr. Wenderow co-founded Corindus Vascular Robotics in 2002, which was a New York Stock Exchange-listed company upon its acquisition by Siemens Healthineers in 2019. Mr. Wenderow held various positions at Corindus from founder, Chief Executive Officer and director at inception, Executive Vice President Product & Business Development to his most recent role as Executive Vice President of International & Business Development. Mr. Wenderow received a B.Sc. in Mechanical Engineering at the Technion – Israel Institute of Technology, Haifa, Israel. The Company believes that Mr. Wenderow is qualified as a Board member of the Company because of his extensive knowledge of the medical robotics space with specific focus on interventional procedures, as well as his medical devices start up experience.

Executive Officers

Following are the name, age and other information for our executive officers, as of March 29, 2022. All company officers have been appointed to serve until their successors are elected and qualified or until their earlier resignation or removal. Information regarding Harel Gadot, our Chairman, President and Chief Executive Officer, is set forth above under “Board of Directors.”

Name	Age	Position
Harel Gadot	50	President, Chief Executive Officer and Chairman of the Board of Directors
David Ben Naim	53	Chief Financial Officer
Simon Sharon	62	Chief Technology Officer and General Manager, Microbot Israel
Eyal Morag	57	Chief Medical Officer

David Ben Naim, became the Company’s part-time Chief Financial Officer following the consummation of the Merger. Mr. Ben Naim is the general manager of DBN Finance Services Ltd., a company which provides outsourcing financial services to public and private companies, since 2014, including the Company. Through DBN Finance Services, Mr. Ben Naim has acted as the outsourced CFO for Emerald Medical Applications Corp. (OTC:MRLA), a digital health startup company engaged in the development, sale and service of imaging solutions, Tempramed Inc., a private medical device company, Vonetize PLC (TASE:VNTZ), an Israeli company that offers video on demand and over-the-top content services, Unet Credit Finance Services Ltd. (TASE:UNCR-M), Todos Medical Ltd. (OTC:TOMDF), an Israeli cancer in-vitro-diagnostic company engaging in the development of a series of blood tests for the early detection of a variety of cancers and 3DM Digital Manufacturing Ltd. (TASE:3DM), an Israeli company which operates in the field of plastic polymers industrial 3D printing. Prior to that, Mr. Ben Naim served as Chief Financial Officer for several companies in the biomedical and technology industries. From July 2012 to September 2014, Mr. Ben Naim served as Chief Financial Officer for Insuline Medical Ltd. (TASE: INSL), an Israel-based company focused on improving performance of insulin treatment methods. From 2008 until 2011, Mr. Ben Naim served as Chief Financial Officer of Crow Technologies 1977 Ltd. (OTC:CRWTF), a company that designs, develops, manufactures and sells a broad range of security and alarm systems. From 2007 to 2008, Mr. Ben Naim served as Chief Financial Officer of Ilex Medical Ltd. (TASE:ILX), a leading company in the medical diagnostics field. From 2003 to 2007, Mr. Ben Naim was the Corporate Controller of Tadiran Telecom Ltd. He started his career in 1998 at Deloitte & Touche where he left in 2003 as an Audit Senior Manager. Mr. Ben Naim holds a B.A. in social sciences from Open University, Israel, a CPA license from Ramat Gan College, Israel, and an M.B.A. from Ono Academic College, Israel.

Simon Sharon, has served as the Company’s Chief Technology Officer since April 2018 and as the General Manager of Microbot Israel since April 2021. From August 2016 to March 2018, Mr. Sharon served as the Chief Technology Officer at MEDX Xelerator, an Israel-based medical device and digital health incubator. He is also a director of XACT Robotics Ltd., a private Israeli company developing a novel platform robotic technology for needle steering in minimally invasive interventional procedures. Mr. Harel Gadot, the Company’s President, CEO and Chairman, is the Chairman of each of XACT and MEDX Xelerator. Prior to this, Mr. Sharon held the position of Chief Operating Officer at Microbot Israel before it became a publicly traded company from February 2013 to August 2016. Prior to joining Microbot Israel, Mr. Sharon was the Vice President of Research & Development with IceCure Medical, a TASE traded company developing a portfolio of cryogenic ablation systems. Prior to IceCure, he held roles of increasing responsibility at Rockwell Automation–Anorad Israel Ltd., a leading linear motor-based, precision positioning equipment manufacturer. Prior to Rockwell, Mr. Sharon was the Research & Development Manager at Disc-O-Tech Medical Technologies Ltd., a private orthopedic venture that was acquired by Kyphon (currently part of Medtronic), and before this was the Research & Development Manager at CI Systems, a worldwide supplier of a wide range of electro-optical test and measurement equipment.

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

Audit Committee

The Audit Committee is composed of Messrs. Burell, Madden and Bornstein. Each of the members of the Audit Committee is independent, and the Board has determined that Mr. Burell is an “audit committee financial expert,” as defined in SEC rules. The Audit Committee acts pursuant to a written charter which is available through our website at www.microbotmedical.com. The Audit Committee held five meetings during the fiscal year ended December 31, 2021 and acted by unanimous written consent one time.

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

Compensation Committee

The Compensation Committee is composed of Messrs. Madden (Chairman), Bornstein and Stockburger. Each of the members of the Compensation Committee is independent. The Compensation Committee acts pursuant to a written charter which is available through our website at www.microbotmedical.com. The Compensation Committee held four meetings during the fiscal year ended December 31, 2021 and acted by unanimous written consent two times.

The Compensation Committee acts pursuant to a written charter. The Compensation Committee makes recommendations to the Board of Directors and management concerning salaries in general, determines executive compensation and approves incentive compensation for employees and consultants.

Corporate Governance Committee

The Corporate Governance Committee is composed of Messrs. Laxminarain, Burell and Wenderow. Each of the members of the Corporate Governance Committee is independent. The Corporate Governance Committee acts pursuant to a written charter which is available through our website at www.microbotmedical.com. The Corporate Governance Committee acted by unanimous written consent one time during the fiscal year ended December 31, 2021.

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

Code of Business Conduct and Ethics

We have adopted a Code of Ethics and Conduct that applies to all of our directors, officers, employees, and consultants. A copy of our code of ethics is posted on our website at www.microbotmedical.com. We intend to disclose any substantive amendment or waivers to this code on our website. There were no substantive amendments or waivers to this code in 2021.

Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC reports of ownership of our securities and changes in reported ownership. Executive officers, directors and greater than 10% beneficial owners are required by SEC rules to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of the copies of such forms furnished to us, or written representations from the reporting persons that no Form 5 was required, we believe that, during the fiscal year ended December 31, 2021, with the exception of one untimely Form 4 (detailing a single transaction) for each of Messrs. Bornstein, Burell, Madden, Laxminarain and Wenderow and Ms. Stockburger, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners have been met.

Item 11. Executive Compensation.

The following table sets forth information regarding each element of compensation that was paid or awarded to the named executive officers of the Company for the periods indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)

Harel Gadot	2021	500,000	300,000	(2)	–	959,618	–	13,800	(3)	1,555,800
CEO, President & Chairman	2020	450,000	270,000	(4)	–	1,622,446	–	13,800	(3)	2,356,246

Simon Sharon(4)	2021	365,472	110,293		–	58,142	–	26,106	(5)	560,013
CTO and General Manager	2020	311,216	56,250		–	53,069	–	23,210	(5)	443,745

Eyal Morag(6)	2021	453,000	91,000		–	46,000	–	23,059	(5)	613,059
Chief Medical Officer	2020	243,000	–		–	21,622	–	7,079	(5)	271,701

David Ben Naim	2021	81,754	–		–	–	–	–		81,754
Chief Financial Officer	2020	82,242	–		–	20,308	–	–		102,550

(1)	Amounts shown do not reflect cash compensation actually received by the named executive officer. Instead, the amounts shown are the non-cash aggregate grant date fair values of stock option awards made during the periods presented as determined pursuant to ASC Topic 718 and excludes the effect of forfeiture assumptions. The assumptions used to calculate the fair value of stock option awards are set forth under Note 9 to the Consolidated Financial Statements of the Company included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
(2)	Represents Mr. Gadot’s bonus of $300,000 for the 2021 fiscal year, which amount was actually paid in 2022.
(3)	All Other Compensation includes Mr. Gadot’s monthly automobile allowance and tax gross-up.
(3)	Represents Mr. Gadot’s bonus of $270,000 for the 2020 fiscal year, which amount was actually paid in 2021.
(4)	Mr. Sharon commenced employment in April 2018, and was promoted to General Manager of Microbot Israel in April 2021.
(5)	All Other Compensation includes the executive’s yearly automobile allowance.
(6)	Dr. Morag commenced employment on May 1, 2020. Dr. Morag entered into an Employment Agreement with the Company as of February 18, 2020.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the named executive officers as of the end of the fiscal year ended December 31, 2021.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market value of Shares of Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

Harel Gadot	77,846	–	$4.20	1/01/2025	–	–	–	–
	114,497	6,350	15.75	9/14/2027
	166,666	–	9.64	2/25/2030
	–	190,000	8.48	02/01/2031
Simon Sharon	10,000	–	9.00	08/13/2028	–	–	–	–
	10,981	3,189	5.95	08/12/2029	–	–	–	–
Eyal Morag	13,750	11,250	6.16	7/14/2030	–	–	–	–
David Ben Naim	5,000	–	15.30	12/28/2027

Executive Employment Agreements

The Company entered into an employment agreement (the “Gadot Agreement”) with Harel Gadot on November 28, 2016, to serve as the Company’s Chairman of the Board of Directors and Chief Executive Officer, on an indefinite basis subject to the termination provisions described in the Agreement. The Gadot Agreement was amended most recently on January 26, 2022. Mr. Gadot’s annual base salary for 2021 was $500,000, and has been increased to $515,000 for 2022. The salary is reviewed on an annual basis by the Compensation Committee of the Company to determine potential increases taking into account such performance metrics and criteria as established by Mr. Gadot and the Company.

Effective as of January 1, 2020, Mr. Gadot shall also be entitled to receive a target annual cash bonus of up to a maximum amount of 60% of base salary, which maximum amount was paid for the 2021 fiscal year.

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

Pursuant to the Agreement, the Company shall pay the Service Provider a fixed fee of NIS 22,000, or the equivalent of approximately $7,097 per month based on an exchange rate of $.32 for NIS1.0, plus VAT per month, and the Company shall reimburse DBN Finance Services for reasonable and customary out of pocket expenses incurred by it or Mr. Ben Naim connection with the performance of the duties under the Services Agreement. In addition, the Company shall maintain for the benefit of Mr. Ben Naim, a Directors and Officers insurance policy, according to the Company’s policy for other directors and officers of the Company.

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

Simon Sharon Employment Agreement

The Company entered into an employment agreement, dated as of March 31, 2018 and amended pursuant to a First Amendment to Employment Agreement dated as of April 19, 2021 (as so amended, the “Sharon Agreement”), with Mr. Sharon, to serve as the Company’s Chief Technology Officer and the General Manager of Microbot Israel, on an indefinite basis subject to the termination provisions described in the Sharon Agreement.

The salary is reviewed on an annual basis by the Compensation Committee of the Company to determine potential increases taking into account such performance metrics and criteria as established by the Company.

Pursuant to the terms of the Sharon Agreement, Mr. Sharon will receive in 2022 a combined base salary and overtime payment of NIS72,000 per month. Mr. Sharon is also entitled to receive an annual cash bonus of up to 35% of the annual combined salary and overtime payment, based on certain performance factors established and assessed by the Compensation Committee of the Board of Directors of the Company.

Mr. Sharon shall be further entitled to a monthly automobile allowance plus a tax gross up to cover taxes relating to the grant of such motor vehicle, and pursuant to the Sharon Agreement was initially granted options in 2018 to purchase 150,000 shares (pre-stock split) of common stock of the Company.

Pursuant to the Sharon Agreement, the Company pays to (unless agreed otherwise by the parties) an insurance company or a pension fund, for Mr. Sharon, an amount equal to 8.33% of the base salary and overtime payments, which shall be allocated to a fund for severance pay, and an additional amount equal to 6.5% of the base salary and overtime payments, which shall be allocated to a provident fund or pension plan. The Company also pays an additional sum for disability insurance to insure Mr. Sharon for up to 75% of base salary and overtime payments, and 7.5% of each monthly payment to be allocated to an educational fund.

Either the Company or Mr. Sharon may terminate the Sharon Agreement without cause (as defined in the Sharon Agreement) by providing the other party with ninety days prior written notice.

The Company may terminate the Sharon Agreement for cause at any time by written notice without any advance notice.

The Sharon Agreement contains customary non-competition and non-solicit provisions pursuant to which Mr. Sharon agrees not to compete and solicit with the Company. Mr. Sharon also agreed to customary terms regarding confidentiality and ownership of intellectual property.

Eyal Morag Employment Agreement

We entered into an employment agreement (the “Morag Agreement”), as of February 18, 2020, with Dr. Morag, to serve as the Company’s Chief Medical Officer, on an indefinite basis subject to the termination provisions described in the Morag Agreement. The salary is reviewed on an annual basis by the Compensation Committee of the Company to determine potential increases taking into account such performance metrics and criteria as established by the Company. Pursuant to the terms of the Morag Agreement, Dr. Morag shall receive a base salary in 2022 of NIS64,000 per month plus Global Overtime (as defined in the Morag Agreement) of NIS16,000 per month.

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

Either the Company or Dr. Morag may terminate the Morag Agreement at its discretion at any time by providing the other party with six months prior written notice of termination (the “Advance Notice Period”).

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

Director Compensation

The Company adopted in January 2021 an amended compensation package for the non-management members of its Board, pursuant to which each such Board member would receive for his or her services $35,000 per annum. Furthermore, each member of the Audit Committee of the Board receives an additional $10,000 per annum ($20,000 if Chairman), each member of the Compensation Committee of the Board receives an additional $7,500 per annum ($15,000 if Chairman) and each member of the Corporate Governance and Nominating Committee of the Board receives an additional $5,000 per annum ($10,000 if Chairman). Board members are also entitled to receive equity awards. Upon joining the Board, a member would receive an initial grant of $190,000 of stock options (calculated as the product of the exercise price on the date of grant multiplied by the number of shares underlying the stock option award required to equal $190,000), with an additional grant of stock options each year thereafter, to purchase such number of shares of the Company’s common stock equal to $95,000, computed on a similar basis.

The following table summarizes cash and equity-based compensation information for our outside directors, for the year ended December 31, 2021:

Name	Fees earned or paid in cash	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Yoseph Bornstein	$52,500	–	$12,767	–	–	–	$65,267
Scott Burell	$60,000	–	$12,767	–	–	–	$72,767
Martin Madden	$60,000	–	$12,767	–	–	–	$72,767
Prattipati Laxminarain	$45,000	–	$14,233	–	–	–	$59,233
Aileen Stockburger	$42,500	–	$18,788	–	–	–	$61,288
Tal Wenderow	$40,000	–	$19,412	–	–	–	$59,412

(1)	Amounts shown do not reflect cash compensation actually received by the director. Instead, the amounts shown are the non-cash aggregate grant date fair values of stock option awards made during the period presented as determined pursuant to U.S. GAAP. The assumptions used to calculate the fair value of stock option awards are described in Note 9 to the Consolidated Financial Statements of the Company included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Mr. Gadot received compensation for his services to the Company as set forth under the summary compensation table above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number of shares of our common stock beneficially owned, as of March 29, 2022, by (i) each of our directors and director nominees, (ii) each of our named executive officers, (iii) all of our current directors and executive officers as a group, and (iv) all those known by us to be to a beneficial owner of more than 5% of the Company’s common stock. In general, “beneficial ownership” refers to shares that an individual or entity has the power to vote or dispose of, and any rights to acquire common stock that are currently exercisable or will become exercisable within 60 days of March 29, 2022. We calculated percentage ownership in accordance with the rules of the SEC. The percentage of common stock beneficially owned is based on 7,108,133 shares outstanding as of March 29, 2022. In addition, shares issuable pursuant to options or other convertible securities that may be acquired within 60 days of March 29, 2022 are deemed to be issued and outstanding and have been treated as outstanding in calculating and determining the beneficial ownership and percentage ownership of those persons possessing those securities, but not for any other persons.

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

Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Common Stock Beneficially Owned
Chasing Value Asset Management Inc.(1)	610,657	8.59%
Harel Gadot(2)	614,606	8.10%
Yoseph Bornstein(3)	255,169	3.58%
Scott Burell(4)	13,141	*
Martin Madden(4)	13,141	*
David Ben Naim(4)	5,000	*
Prattipati Laxminarain(4)	13,141	*
Aileen Stockburger(4)	6,963	*
Simon Sharon(4)	23,107	*
Eyal Morag(4)	15,625	*
Tal Wenderow(4)	6,455	*
All current directors and executive officers as a group (10 persons)(5)	966,348	12.56%

*	Less than 1%.

(1)	Based on a Schedule 13G filed by the reporting person on January 20, 2021, the reporting person has sole voting power over 207,000 shares and sole dispositive power over 610,657 shares. Sheldon D. Liber is the Chief Executive Officer of the reporting person. The address of the principal business office of the reporting person is 2444 Wilshire Boulevard, Suite 300, Santa Monica, California 90403.
(2)	Includes (i) 136,847 shares of our common stock owned by MEDX Ventures Group LLC, (ii) 77,846 shares of our common stock issuable upon the exercise of options granted to MEDX Ventures Group LLC, and (iii) 399,913 shares of our common stock issuable upon the exercise of options granted to Mr. Gadot. Mr. Gadot is the Chief Executive Officer, Company Group Chairman and majority equity owner of MEDX Venture Group, LLC and thus may be deemed to share voting and investment power over the shares and options beneficially owned by this entity.
(3)	Represents (i) 242,028 shares of our common stock owned by LSA - Life Science Accelerator Ltd. and (ii) 13,141 shares of our common stock issuable to Mr. Bornstein upon exercise of options. Based on representations and other information made or provided to the Company by Mr. Bornstein, Mr. Bornstein is the CEO and Director of LSA - Life Science Accelerator Ltd. and of Shizim Ltd., and Mr. Bornstein is the majority equity owner of Shizim Ltd. Shizim Ltd. is the majority equity owner of LSA - Life Science Accelerator Ltd. Accordingly, Mr. Bornstein may be deemed to share voting and investment power over the shares beneficially owned by these entities and has an address of 16 Irus Street, Rosh-Ha’Ayin Israel 4858022.
(4)	Represents options to acquire shares of our common stock.
(5)	Includes shares of our common stock issuable upon the exercise of options as set forth in footnotes (2), (3) and (4).

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

The independent members of our Board are Messrs. Bornstein, Burell, Madden, Laxminarain and Wenderow, and Ms. Stockburger.

Item 14. Principal Accountant Fees and Services.

Audit and Tax Fees

The Board, upon the recommendation of the Audit Committee, has selected the independent accounting firm of Brightman Almagor Zohar & Co., a Member of Deloitte Touche Tohmatsu Limited, to audit the accounts of the Company for the year ending December 31, 2021.

The Audit Committee considered the tax compliance services provided by Brightman Almagor Zohar & Co. and Deloitte Israel & Co., concluded that provision of such services is compatible with maintaining the independence of the independent accountants, and approved the provision by Brightman Almagor Zohar & Co. of tax compliance services with respect to the year ending December 31, 2021.

The Audit Committee received the following information concerning the fees of the independent accountants for the years ended December 31, 2021 and 2020, has considered whether the provision of these services is compatible with independence of the independent accountants, and concluded that it is:

	For the Years Ended December 31,
	2021	2020
Audit Fees (1)	$85,000	$70,000
Tax Fees	10,250	9,500
All Other Fees (2)	12,500	5,000

(1)	Audit fees represents fees for the audit of our annual consolidated financial statements and reviews of the interim consolidated financial statements, and review of audit-related SEC filings.

(2)	Includes fees related to issuing a comfort letter and Auditor consents.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements:

The financial statements are filed as part of this Annual Report on Form 10-K commencing on page F-1 and are hereby incorporated by reference.

(2) Financial Statement Schedules:

The financial statement schedules are omitted as they are either not applicable or the information required is presented in the financial statements and notes thereto.

(3) Exhibits:

The documents set forth below are filed herewith or incorporated by reference to the location indicated.

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger and Reorganization, dated as of August 15, 2016, by and among StemCells, Inc., C&RD Israel Ltd. and Microbot Medical Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 15, 2016).
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and filed on March 15, 2007).
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 29, 2016).
3.3	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 4, 2018).
3.4	Amended and Restated By-Laws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 3, 2016).
3.5	Certificate of Elimination (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 12, 2018).
3.6	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 11, 2019).
3.7	Amendment to Section 5 of the Amended and Restated By-Laws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 3, 2021).
4.1	Form of Series A Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 16, 2016).
4.2	Form of Series B Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 16, 2016).
4.3	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 16, 2019)
4.4	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 17, 2019).
4.5	Form of Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 25, 2019).
4.6	Form of Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 27, 2019).
4.7	Form of Wainwright Warrants (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 25, 2019).
4.8	Form of Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 30, 2019).
4.9	Form of Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 31, 2019).
4.10	Description of the Company’s Securities (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019).
10.1	Form of Indemnification Agreement, between the Company and each of its Directors and Officers (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 29, 2016).
10.2*	Employment Agreement with Harel Gadot (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 29, 2016).
10.3*	Services Agreement with DBN Finance Services Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 29, 2016).
10.4	License Agreement, dated June 20, 2012, by and between Technion Research and Development Foundation, and Microbot Medical Ltd. (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and filed on March 21, 2017).
10.5*	Form of Stock Option Agreement under the Microbot Medical Inc. 2017 Equity Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2017, filed on November 14, 2017).
10.6	Agreement, dated January 4, 2018, by and between CardioSert Ltd. and Microbot Medical Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 8, 2018).
10.7*	Employment Agreement with Dr. Eyal Morag (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on April 14, 2020).
10.8*	Microbot Medical Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement on Schedule 14A filed on August 11, 2017).

10.9*	Microbot Medical Inc. 2020 Omnibus Performance Award Plan (incorporated by reference to Exhibit A of the Company’s definitive Proxy Statement on Schedule 14A filed on July 31, 2020)
10.10*	Form of Restricted Stock Unit Award Agreement under the Microbot Medical Inc. 2020 Omnibus Performance Award Plan (incorporated by reference to Exhibit 4.2 of the registration Statement on Form S-8 of the Company filed on November 25, 2020)
10.11*	Form of NQO Award Agreement under the Microbot Medical Ltd. 2020 Omnibus Performance Award Plan (incorporated by reference to Exhibit 4.3 of the registration Statement on Form S-8 of the Company filed on November 25, 2020)
10.12*	Form of Restricted Stock Award Agreement under the Microbot Medical Ltd. 2020 Omnibus Performance Award Plan (incorporated by reference to Exhibit 4.4 of the registration Statement on Form S-8 of the Company filed on November 25, 2020)
10.13*	Form of SAR Award Agreement under the Microbot Medical Ltd. 2020 Omnibus Performance Award Plan (incorporated by reference to Exhibit 4.5 of the registration Statement on Form S-8 of the Company filed on November 25, 2020)
10.14*	Form of ISO Award Agreement under the Microbot Medical Ltd. 2020 Omnibus Performance Award Plan (incorporated by reference to Exhibit 4.6 of the registration Statement on Form S-8 of the Company filed on November 25, 2020)
10.15*	Employment Agreement, as of March 31, 2018, with Simon Sharon (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 7, 2021)
10.16*	First Amendment to Employment Agreement, dated as of April 19, 2021, with Simon Sharon (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 22, 2021)
10.17	At the Market Offering Agreement, dated June 10, 2021, by and between Microbot Medical Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 10, 2021)
10.18**	Strategic Collaboration Agreement for Technology Co-Development with Stryker Corporation, acting through its Neurovascular Division (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 27, 2021)
21.1	Subsidiaries of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and filed on March 21, 2017).
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Harel Gadot, Chief Executive Officer)
31.2	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (David Ben Naim, Chief Financial Officer)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Harel Gadot, Chief Executive Officer)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (David Ben Naim, Chief Financial Officer)
101.INS	Inline XBRL Instance - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation.
101.DEF	Inline XBRL Taxonomy Extension Definition.
101.LAB	Inline XBRL Taxonomy Extension Labels.
101.PRE	Inline XBRL Taxonomy Extension Presentation.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates Management contract or compensatory plan or arrangement
**	Certain identified information has been excluded from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROBOT MEDICAL INC.

/s/ Harel Gadot
Harel Gadot
President, Chief Executive Officer and Chairman
Dated: March 31, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harel Gadot	Chairman, President and Chief Executive Officer	March 31, 2022
Harel Gadot	(Principal Executive Officer)

/s/ David Ben Naim	Chief Financial Officer	March 31, 2022
David Ben Naim	(Principal Financial and Accounting Officer)

/s/ Yoseph Bornstein	Director	March 31, 2022
Yoseph Bornstein

/s/ Prattipati Laxminarain	Director	March 31, 2022
Prattipati Laxminarain

/s/ Scott Burell	Director	March 31, 2022
Scott Burell

/s/ Martin Madden	Director	March 31, 2022
Martin Madden

/s/ Aileen Stockburger	Director	March 31, 2022
Aileen Stockburger

/s/ Tal Wenderow	Director	March 31, 2022
Tal Wenderow

MICROBOT MEDICAL INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Microbot Medical Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Microbot Medical Inc. and its subsidiary (the “Company”) as of December 31, 2021 and 2020 and the related consolidated statements of comprehensive loss, shareholders’ equity and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Commitments and Contingencies: Litigation — Refer to Note 2P and 8 to the financial statements

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

The Company concluded that the loss from the case is not probable and it cannot be reasonably estimable at this stage and no provision was recorded as of December 31, 2021.

The determination of litigation contingency accruals is subject to significant management judgement in assessing the likelihood of a loss being incurred and when determining whether a reasonable estimate of the loss or range of loss can be made.

Given the inherent uncertainty of the outcome of identified litigation, auditing the valuation assertion of litigation contingency required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate management’s assessment on the likelihood and magnitude of the contingent loss and whether this litigation is reasonably estimable as of December 31, 2021.

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

March 31, 2022

We have served as the Company’s auditor since 2013

MICROBOT MEDICAL INC.

Consolidated Balance Sheets

U.S. dollars in thousands

(Except share and per share data)

		As of December 31,
	Notes	2021	2020
ASSETS
Current assets:
Cash and cash equivalents		$13,493	$19,650
Marketable securities		1,999	4,998
Restricted cash		87	84
Prepaid expenses and other assets		300	521
Total current assets		15,879	25,253

Property and equipment, net		244	251
Operating right-of-use assets	3	644	775
Total assets		$16,767	$26,279

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payables		$279	$275
Lease liabilities	3	278	187
Accrued liabilities	7	1,427	883
Total current liabilities		1,984	1,345

Non current liabilities:
Long-term lease liabilities	3	402	626
Total liabilities		2,386	1,971

Commitments and contingencies	4

Stockholders’ equity:

Common stock; $0.01 par value; 60,000,000 shares authorized as of December 31, 2021 and 2020; 7,108,133 shares issued and outstanding as of December 31, 2021 and 2020	5	72	72
Additional paid-in capital		69,902	68,516
Accumulated deficit		(55,593)	(44,280)
Total stockholders’ equity		14,381	24,308
Total liabilities and stockholders’ equity		$16,767	$26,279

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Consolidated Statements of Comprehensive Loss

U.S. dollars in thousands

(Except share and per share data)

	For the Years Ended December 31,
	2021	2020
Research and development	$(6,153)	$(3,396)
General and administrative	(5,204)	(5,693)
Operating loss	(11,357)	(9,089)

Financing income (expenses), net	44	(80)
Net loss	$(11,313)	$(9,169)

Basic and diluted net loss per share	$(1.59)	$(1.29)

Basic and diluted weighted average common shares outstanding	7,108,133	7,117,747

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Consolidated Statements of Shareholder’s Equity

U.S. dollars in thousands

(Except share and per share data)

	Common Stock		Additional Paid-In Capital	Treasury Shares	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Amount	Amount
Balances, December 31, 2020	7,108,133	$72	$68,516	$-	$(44,280)	$24,308
Share-based compensation	-	-	1,386	-	-	1,386
Net loss	-	-	-	-	(11,313)	(11,313)
Balances, December 31, 2021	7,108,133	$72	$69,902	$-	$(55,593)	$14,381

Balances, December 31, 2019	7,185,628	$72	$69,954	$(3,375)	$(35,111)	$31,540
Exercise of options	5,838	1	(1)	-	-	-
Cancellation of treasury Common Stock	(83,333)	(1)	(3,374)	3,375	-	-
Share-based compensation	-	-	1,937	-	-	1,937
Net loss	-	-	-	-	(9,169)	(9,169)
Balances, December 31, 2020	7,108,133	$72	$68,516	$-	$(44,280)	$24,308

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Consolidated Statements of Cash Flows

U.S. dollars in thousands

(Except share and per share data)

	For the Years Ended December 31,
	2021	2020
Operating activities:
Net loss	$(11,313)	$(9,169)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	76	68
Unrealized gain from convertible loan	-	(61)
Non-cash and accrued interest	-	(9)
Share-based compensation expense	1,386	1,937
Changes in assets and liabilities:
Prepaid expenses and other assets	177	222
Other payables and accrued liabilities	320	(240)
Net cash flows from operating activities	(9,354)	(7,252)
Investing activities:
Purchase of property and equipment	(69)	(91)
Investment in convertible loan	-	(200)
Proceeds from sale of investment	270	-
Purchase of marketable securities	-	(4,998)
Proceeds from sales of marketable security	2,999	2,521
Net cash flows from investing activities	3,200	(2,768)
Financing activities:
Repayment of shareholders investment	-	(3,375)
Net cash flows from financing activities	-	(3,375)

Decrease in cash, cash equivalents and restricted cash	(6,154)	(13,395)
Cash, cash equivalents and restricted cash at beginning of period	19,734	33,129
Cash, cash equivalents and restricted cash at ending of period	$13,580	$19,734

Supplemental disclosure of cash flow information:

Interest paid from litigation	$-	$236
Cash received from interest	$1	$32
Right-of-use assets and lease liability	$69	$-

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

The Company incorporated on August 2, 1988 in the State of Delaware under the name Cellular Transplants, Inc. The original Certificate of Incorporation was restated on February 14, 1992 to change the name of the Company to Cyto Therapeutics, Inc. On May 24, 2000, the Certificate of Incorporation as restated was further amended to change the name of the Company to StemCells, Inc.

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

To date, the Company has not generated revenues from its operations. As of December 31, 2021, the Company had unrestricted cash, cash equivalent and marketable securities balance of approximately $15,492 excluding encumbered cash, which management believes is sufficient to fund its operations for more than 12 months from the date of issuance of these financial statements and sufficient to fund its operations necessary to continue development activities of its current proposed products with full flexibilities to adjust its costs to the cash needed for the next 12 months.

Due to continuing research and development activities, the Company expects to continue to incur additional losses for the foreseeable future. While management of the Company believes that it has sufficient funds for more than 12 months, the Company may seek to raise additional funds through future issuances of either debt and/or equity securities and possibly additional grants from the Israeli Innovation Authority and other government institutions. The Company’s ability to raise additional capital in the equity and debt markets is dependent on a number of factors, including, but not limited to, the market demand for the Company’s stock, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to the Company. As noted above, Company’s management and board of directors believe that the existing funds are sufficient to fund the Company’s operations for more than 12 months, even without raising additional funds.

An epidemic of the coronavirus disease (“COVID-19”) is ongoing throughout the world. As the outbreak is still evolving, much of its impact continues to change. As of this filing, it is impossible to predict future effects and potential spread of the coronavirus disease globally. The coronavirus disease may cause significant delays and disruptions to our pre-clinical studies.

Additionally, travel restrictions have been implemented with respect to certain countries in an effort to contain the coronavirus disease, and several countries have expanded screenings of travelers. As travel restrictions may be implemented and adopted by countries around the world, the Company and its contract research organizations may be unable to visit its clinical trial sites and monitor the data from its clinical trials on timely basis. The Company’s employees may also face travel restrictions, which would impact its business. Furthermore, some of the Company’s manufacturers and suppliers are in Europe and may be impacted by port closures and other restrictions resulting from the coronavirus outbreak, which may disrupt the Company’s supply chain or limit its ability to obtain sufficient materials for its products.

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

B.	Risk Factors:

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

Cash and cash equivalents consist of cash and demand deposits in banks, and other short-term liquid investments (primarily interest-bearing time deposits) with original maturities of less than three months

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

E.	Restricted cash:

Restricted cash as of December 31, 2021 and 2020 included an $87 and $84, respectively, collateral account for the Company’s leases agreements and credit line from the bank.

F.	Fair value of financial instruments:

The carrying values of cash and cash equivalents, other receivable and other accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of these instruments.

The Company measures the fair value of certain of its financial instruments (such as marketable securities) on a recurring basis. The method of determining the fair value of marketable securities is discussed in Note 3.

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

Property and equipment are presented at costs less accumulated depreciation. Depreciation is calculated based on the straight-line method over the estimated useful lives of the assets, at the following annual rates:

%

Research equipment and software	25-33
Furniture and office equipment	7
Leasehold improvements	Over the lease period

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

I.	Liabilities due to termination of employment agreements:

Under Israeli employment laws, employees of Microbot Israel are included under Article 14 of the Severance Compensation Act, 1963 (“Article 14”). According to Article 14, these employees are entitled to monthly deposits made by Microbot Israel on their behalf with insurance companies. Payments in accordance with Article 14 release Microbot Israel from any future severance payments (under the Israeli Severance Compensation Act, 1963) with respect of those employees. The aforementioned deposits are not recorded as an asset in the Company’s balance sheets.

J.	Basic and diluted net loss per share:

Basic net loss per share is calculated by dividing net loss attributable to common stock shareholders by the weighted average number of shares of common stock outstanding during the year without consideration of potentially dilutive securities. Diluted net loss per share is calculated by giving effect to all potentially dilutive securities outstanding for the period using the treasury share method.

All outstanding stock options and warrants have been excluded from the calculation of the diluted loss per share for the years ended December 31, 2021 and December 31, 2020, since all such securities have an anti-dilutive effect.

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

ASC 718-10 requires companies to estimate the fair value of stock options using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s statement of operations, which is recognized based on a straight-line method. The Company recognizes compensation cost for an equity classified award with only service conditions that has a graded vesting schedule on a straight-line basis over the requisite service period for the entire award, provided that the cumulative amount of compensation cost recognized at any date at least equals the portion of the grant date fair value of such award that is vested at that date.

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

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2021, and 2020, the Company had a full valuation allowance against deferred tax assets.

N.	Marketable securities:

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

Management evaluates whether available-for-sale securities are other-than-temporarily impaired (OTTI) on a quarterly basis. Debt securities with unrealized losses are considered OTTI if the Company intends to sell the security or if it is more likely than not that the Company will be required to sell such security prior to any anticipated recovery. If management determines that a security is OTTI under these circumstances, the impairment recognized in earnings is measured as the entire difference between the amortized cost and the then-current fair value. During the years 2021 and 2020, no investment OTTI losses were realized.

O.	Leases

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

The Company determines if an arrangement is a lease at inception. Operating lease assets are presented as operating lease right-of-use (“ROU”) assets, and corresponding as lease liabilities (current portion), and as operating long-term lease liabilities, on the Company’s consolidated balance sheets.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the remaining lease payments over the lease term at commencement date. The Company’s leases do not provide an implicit interest rate. The Company calculates the incremental borrowing rate to reflect the interest rate that it would have to pay to borrow on a collateralized basis an amount equal to the lease payments in a similar economic environment over a similar term, and considers the Company’s historical borrowing activities and market data in this determination. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

The Company has lease agreements with lease and non-lease components, which it accounts for as a single lease component. The Company has elected not to recognize ROU assets and lease liabilities for short-term leases that have a term of 12 months or less. The effect of short-term leases on the Company’s ROU assets and lease liabilities was not material. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. In addition, the Company does not have any related party leases and its sublease transactions are de minimis.

P.	Contingencies

Management records and discloses legal contingencies in accordance with ASC Topic 450 Contingencies. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company monitors the stage of progress of its litigation matters to determine if any adjustments are required.

Q.	Recently issued accounting pronouncements

From time to time, new accounting pronouncements are issued by FASB, or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing a variety of exceptions within the framework of ASC 740. These exceptions include the exception to the incremental approach for intra-period tax allocation in the event of a loss from continuing operations and income or a gain from other items (such as other comprehensive income), and the exception to using general methodology for the interim period tax accounting for year-to-date losses that exceed anticipated losses. The guidance will be effective for the Company beginning January 1, 2022, and interim periods in fiscal years beginning January 1, 2023. Early adoption is permitted. The Company is currently evaluating the effect that ASU 2019-12 will have on its consolidated financial statements.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities About Government Assistance, which requires entities to provide disclosures on material government assistance transactions for annual reporting periods. The disclosures include information around the nature of the assistance, the related accounting policies used to account for government assistance, the effect of government assistance on the entity’s financial statements, and any significant terms and conditions of the agreements, including commitments and contingencies. The new standard is effective for the Company on January 1, 2022 and only impacts annual financial statement footnote disclosures. Therefore, the adoption will not have a material effect on the Company’s consolidated financial statements.

R.	Recently issued accounting pronouncements not yet adopted

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

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 3 - FAIR VALUE MEASUREMENTS

Fair value measurement

The following table summarizes the Company’s financial assets subject to fair value measurement and the level of inputs used in such measurements as of December 31, 2021 and 2020:

	As of December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$8,587	$8,587	$-	$-

Marketable securities:
Other money market funds	$1,999	$1,999	$-	$-

	As of December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$8,585	$8,585	$-	$-

Marketable securities:
Other money market funds	$2,000	$2,000	$-	$-
US Treasury Bond	2,998	2,998	-	-
Total marketable securities	$4,998	$4,998	$-	$-

Other assets:
Convertible loan investment	$270	$-	$-	$270

The Company’s financial assets are measured at fair value on a recurring basis by level within the fair value hierarchy. The Company’s marketable securities and money market funds are classified as Level 1. Other than that, the Company doesn’t have any other financial assets or financial liabilities marked to market at fair value as of December 31, 2021 and 2020.

The contractual maturity of the marketable security is one year.

NOTE 4 - OTHER CURRENT ASSETS

	As of December 31,
	2021	2020

Amounts due from government institutions	$174	$70
Convertible loan investment	-	270
Prepaid expenses others	126	181
	$300	$521

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 5 - LEASES

In November 2019, the Company signed a lease agreement for the period from November 2019 till October 2022. In addition, the Company received an option to extend the lease agreement for additional 2 years.

The monthly lease payments are approximately $16.

To secure the lease payments the Company had issued bank guarantee of $48 in favor of the facility’s lessor.

	For the Years Ended December 31,
	2021	2020
Cash payments and expenses	$330	$229

Undiscounted maturities of operating lease payments as of December 31, 2021 are summarized as follows:

As of December 31,
2021
2022	$324
2023	269
2024	163
2025	-
Total future lease payments	$756
Less imputed interest	(76)
Total lease liability balance	$680

	As of December 31,
	2021	2020

Operating leases weighted average remaining lease term (in years)	3	4
Operating leases weighted average discount rate	9%	9%

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 6 - PROPERTY AND EQUIPMENT, NET

	As of December 31,
	2021	2020

Cost:
Research equipment and software	$68	$63
Leasehold improvement	229	211
Furniture and office equipment	236	190
	533	464
Accumulated Depreciation:
Research equipment and software	54	54
Leasehold improvement	89	47
Furniture and office equipment	146	112
	289	213

	$244	$251

NOTE 7 - ACCRUED LIABILITIES

	As of December 31,
	2021	2020

Employee-related liabilities	$1,031	$619
Other current liabilities	396	264
	$1,427	$883

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Government Grants:

Microbot Israel obtained from the Israeli Innovation Authority (“IIA”) grants for participation in research and development for the years 2013 through December 31, 2021 in the total amount of approximately $1,500 and, in return, Microbot Israel is obligated to pay royalties amounting to 3%-3.5% of its future sales up to the amount of the grant. The grant is linked to the exchange rate of the dollar to the New Israeli Shekel and bears interest of Libor per annum.

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

The agreement may be terminated by Microbot Israel at any time for convenience upon 90-days’ notice. The agreement may be terminated by CardioSert in case the first commercial sale does not occur by the third anniversary of the date of signing of the agreement except if Microbot Israel has invested more than $2,000 in certain development stages, or the first commercial sale does not occur within 50 months. In each of the above termination events, or in case of breach by Microbot Israel, CardioSert shall have the right to buy back the Technology from Microbot Israel for $1.00, upon 60 days prior written notice, but only 1 year after such termination. Additionally, the agreement may be terminated by either party upon breach of the other (subject to cure). CardioSert agreed to assist Microbot Israel in the development of the Technology for a minimum of one year, for a monthly consultation fee of NIS 40,000 (or approximately US$12.86, based on an exchange rate of NIS 3.11 to the dollar) covering up to 60 consulting hours per month.

ATM Agreement:

On June 10, 2021, the Company entered into an At-the-Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co. LLC (“Wainwright”), as sales agent, in connection with an “at the market offering” under which the Company may offer and sell, from time to time in its sole discretion, shares of its common stock, par value $0.01 per share, having an aggregate offering price of up to $10,000 at market prices or as otherwise agreed with Wainwright. Any shares sold under the ATM Agreement from time to time will be offered and sold pursuant to the Company’s Registration Statement on Form S-3, which was initially filed on November 25, 2020 and which was declared effective by the SEC on December 4, 2020, and the related prospectus as supplemented by a prospectus supplement that the Company filed on June 10, 2021. To date, we have not sold any shares of common stock pursuant to the ATM Agreement

The offer and sale of the shares pursuant to the ATM Agreement will terminate upon the earlier of (a) the issuance and sale of all of the shares of common stock subject to the ATM Agreement or (b) the termination of the ATM Agreement by Wainwright or the Company pursuant to the terms thereof. The Company has no obligation to sell any of the shares and may at any time suspend offers under the ATM Agreement or terminate the ATM Agreement.

Strategic collaboration agreement with Stryker

On December 22, 2021, the Company entered into a strategic collaboration agreement for technology co-development with Stryker Corporation, acting through its Neurovascular Division. Pursuant to the Agreement, the collaborative development program between the Company and Stryker aims to integrate certain of Stryker’s instruments with the Company’s LIBERTY Robotic System to address certain neurovascular procedures.

The activities contemplated by the Agreement shall be specified in one or more development plans derived from the terms and conditions set forth in the Agreement. Each party bears its own costs and expenses in connection with the performance of the Agreement and its assigned development activities.

Each of the Company and Stryker shall retain its right, title and interest to its existing intellectual property. Jointly developed intellectual property shall be owned by a party, based on the nature of the intellectual property as it relates to each parties’ respective business, and licensed back to the other party pursuant to a worldwide, irrevocable, perpetual, royalty-free, paid-up, nonexclusive, sub-licensable license. Jointly developed intellectual property that is not exclusively pertaining to one party’s business shall be jointly and equally owned by both the Company and Stryker.

The term of the Agreement continues until the completion of the last development plan agreed upon, unless earlier terminated pursuant to the terms of the Agreement. The activities with Striker expected to start in the first quarter of 2022.

Each of the Company and Stryker are subject to customary terms regarding non-disclosure of the other’s confidential information, and are further subject to mutual indemnification obligations.

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

The complaint seeks rescission of the SPA and return of the Plaintiffs’ $6,750 purchase price with respect to the Financing. The Company filed a Motion to Dismiss on March 16, 2020, which was denied by decision and order entered on February 17, 2021. At this time no estimation of the potential outcome of the litigation can be made and as such, no allowance was recorded.

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

Alliance Litigation

On April 28, 2019, the Company brought an action against Alliance Investment Management, Ltd. (“Alliance”), later amended to include Joseph Mona (“Mona”) as a defendant, in the Southern District of New York under Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. 78p(b), to compel Alliance and Mona to disgorge short swing profits realized from purchases and sales of the Company’s securities within a period of less than six months. The amount of profits was estimated in the complaint to be approximately $468. Mona answered the 16(b) claim the Company asserted against him by claiming various equitable defenses, and filed a counterclaim against the Company under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, claiming a net loss on trading Microbot stock of $151.

On December 18, 2020, the Magistrate Judge recommended that: (i) judgment of $485 be entered in the Company’s favor on its Section 16(b) claim against Mona; and (ii) Mona’s Section 10(b) claim be dismissed with prejudice (except as to allegations regarding statements purportedly made by employees of Integra Consulting, an outside investor relations firm, which the Magistrate recommended be dismissed without prejudice).

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

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 9 - SHARE CAPITAL

Share Capital Developments

As of December 31, 2021, and 2020, the Company has 7,108,133 shares of common stock issued and outstanding.

Employee Stock Option Grants

During the year ended December 31, 2020, the Company granted Mr. Harel Gadot, the Company’s Chairman of the Board, President and CEO, options to purchase an aggregate of 166,666 shares of the Company’s common stock, at an exercise price per share of $9.64. The stock options vest over a period of one year as outlined in the option agreements evidencing such grant. As a result, the Company recognized compensation expenses for the year ended December 31, 2020 in the total amount of $1,237.

During the year ended December 31, 2020, the Company granted certain employees, consultants and directors, options to purchase an aggregate of 47,479 shares of the Company’s common stock, at an exercise price per share of $6.16 - $8.16. The stock options vest over a period of 3 years as outlined in the option agreements evidencing such grants. As a result, the Company recognized compensation expenses for the year ended December 31, 2020 in the total amount of $700.

During the year ended December 31, 2021, the Company granted to Mr. Harel Gadot, the Company’s Chairman of the Board, President and CEO, options to purchase an aggregate of 190,000 shares of the Company’s common stock, at an exercise price per share of $8.48. The stock options vest over a period of 2 years as outlined in the option agreements evidencing such grants. As a result, the Company recognized compensation expenses for the year ended December 31, 2021 in the total amount of $646.

During the year ended December 31, 2021, the Company granted to certain employees and consultants and directors, options to purchase an aggregate of 231,426 shares of the Company’s common stock, at an exercise price per share of $6.72 - $7.26. The stock options vest over a period of 3 years as outlined in the option agreements evidencing such grants. As a result, the Company recognized compensation expenses for the year ended December 31, 2021 in the total amount of $740.

A summary of the Company’s option activity related to options to employees and directors, and related information is as follows:

	For the Year Ended December 31, 2021
	Number of stock options	Weighted average exercise price

Outstanding as of December 31, 2020	575,722	$9.14
Granted	421,426	7.60
Outstanding as of December 31, 2021	997,148	$8.48

Vested at end of period	568,053	$9.08

	For the Year Ended December 31, 2020
	Number of stock options	Weighted average exercise price

Outstanding as of December 31, 2019	371,360	$9.19
Granted	214,145	9.00
Exercised	(965)	(*)
Forfeited	(8,818)	-
Outstanding as of December 31, 2020	575,722	$9.14

Vested at end of period	332,104	$9.13

(*)	Less than $ 0.01

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

The Company recognizes forfeitures of outstanding options as they occur.

The intrinsic value is calculated as the difference between the fair market value of the common stock and the exercise price, multiplied by the number of in-the-money stock options on those dates that would have been received by the stock option holders had all stock option holders exercised their stock options on those dates as of December 31, 2021 and December 31, 2020, respectively.

As of December 31, 2021, and 2020, the aggregate intrinsic value of the outstanding options is $974 and $702 respectively, and the aggregate intrinsic value of the exercisable options is $815 and $657, respectively.

As of December 31, 2021, there were approximately $2,143 of total unrecognized compensation costs, net of expected forfeitures, related to unvested share-based compensation awards granted under the Share Incentive Plan. The costs are expected to be recognized over a weighted average period of 1.8 years

The stock options outstanding as of December 31, 2021 and December 31, 2020, summarized by exercise prices, are as follows:

Exercise price $	Stock options outstanding as of December 31, 2021	Stock options outstanding as of December 31, 2020	Weighted average remaining contractual life – years as of December 31, 2021	Weighted average remaining contractual life – years as of December 31, 2020	Stock options exercisable as of December 31, 2021	Stock options exercisable as of December 31, 2020
4.20	77,846	77,846	3.0	4.0	77,846	77,846
5.06	15,808	15,808	7.8	8.8	11,064	6,320
5.95	17,503	17,503	7.6	8.6	13,564	8,312
6.16	31,492	31,492	8.5	9.5	16,834	6,250
6.72	125,000	-	9.4	-	31,249	-
7.00	81,426	-	9.8	-	-	-
7.22	11,084	11,084	8.9	9.3	4,432	-
7.26	25,000	-	9.8	-	-	-
8.16	4,902	4,902	8.6	9.5	2,328	-
8.48	190,000	-	9.1	-	-	-
8.60	9,304	9,304	7.1	8.1	9,304	7,208
9.00	10,000	10,000	6.6	7.6	10,000	7,750
9.64	166,666	166,666	8.2	9.2	166,666	-
15.30	38,533	38,533	6.0	7.0	38,533	38,533
15.75	131,007	131,007	5.7	6.7	124,656	118,308
(*)	61,577	61,577	4.3	5.3	61,577	61,577
	997,148	575,722	7.6	7.3	568,053	332,104

(*)	Less than $0.01.

Compensation expense recorded by the Company for its stock-based employee compensation awards in accordance with ASC 718-10 for the years ended December 31, 2021 and 2020 was $1,386 and $1,937, respectively.

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

Employee Stock Option Grants

The grant date fair values of stock options granted in the years ended December 31, 2021 and 2020 were estimated using the Black-Scholes valuation model with the following:

	For the Years Ended December 31,
	2021	2020
Expected volatility	118.34%-134.27%	113.86%-135.21%
Risk-free interest	0.42%-1.22%	0.33%-1.62%
Dividend yield	0%	0%
Expected terms (years)	5.28-5.33	5.5-5.8

Warrants

The remaining outstanding warrants and terms as of December 31, 2021 and 2020 are as follows:

Issuance date	Outstanding and exercisable as of December 31, 2021 and 2020	Exercise Price	Exercisable Through
Series A (2013	183	$2,754.00	April 9, 2023
Series B (2016)	2,770	$40.50	March 14, 2022
Warrant to underwriters 1.2019	8,082	$8.13	July 14, 2022
Warrant to underwriters 1.2019	29,500	$12.50	July 15, 2022
Warrant to underwriters 12.2019	45,643	$13.13	June 25, 2023
Warrant to underwriters 12.2019	47,619	$13.13	June 27, 2023
Warrant to underwriters 12.2019	45,045	$13.88	June 30, 2023

NOTE 10 - BASIC AND DILUTED NET LOSS PER SHARE

The basic and diluted net loss per share and weighted average number of shares of common stock used in the calculation of basic and diluted net loss per share were presented in the consolidated statements of comprehensive loss for the years ended December 31, 2021 and 2020.

Due to the net loss to common stockholders in each of the periods presented above, diluted loss per share was computed without consideration to potentially dilutive instruments as their inclusion would have been anti-dilutive. As of December 31, 2021 and 2020, potentially dilutive securities excluded from the diluted loss per share calculation are as follows:

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

	For the Years Ended December 31,
	2021	2020

Series A and B warrants	2,953	2,953
Warrant to underwriters 12.2019	175,889	175,889
Outstanding options to purchase common stock	997,148	575,722

NOTE 11 - RESEARCH AND DEVELOPMENT EXPENSES, NET

	For the Years Ended December 31,
	2021	2020
Payroll and related expenses	$3,030	$1,596
Share-based compensation	183	121
Professional services	1,532	761
Materials	703	273
Patents	251	255
Rent	206	195
Office and maintenance expenses	123	94
Depreciation	72	64
Other	53	37
	$6,153	$3,396

NOTE 12 - GENERAL AND ADMINISTRATIVE EXPENSES

	For the Years Ended December 31,
	2021	2020
Payroll and related expenses	$1,391	$1,500
Government fees	170	334
Share-based compensation	1,203	1,816
Professional services	1,298	1,036
Insurance	732	500
Public and investor relations	203	272
Office and maintenance expenses	108	126
Travel	42	62
Other	53	43
Depreciation	4	4
	$5,204	$5,693

NOTE 13 - TRANSACTIONS AND BALANCES WITH RELATED PARTIES

	For the Years Ended December 31,
	2021	2020
Transactions:
Payroll and related expenses	$1,912	$1,310
ESOP expenses to CEO and executive officers	846	1,664
Directors fees	300	196
ESOP expenses to directors	91	134
Insurance	727	477
	$3,876	$3,781

	As of December 31,
	2021	2020
Balances:
Other accounts payable	$413	$313

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 14 - TAXES ON INCOME

The Company is subject to income taxes under the Israeli and U.S. tax laws:

Corporate tax rates

The Company is subject to Israeli corporate tax rate of 23% for the years ended 2021 and 2020.

The Company is subject to a blended U.S. tax rate (Federal as well as state corporate tax) of 21% for the years ended December 31, 2021 and 2020.

As of December 31, 2021 and 2020, the Company generated accumulated net operating losses in Israel of approximately $26,623 and $19,773, respectively, which may be carried forward and offset against taxable income in the future for an indefinite period.

As of December 31, 2021 and 2020, the Company generated accumulated net operating losses in the U.S. of approximately $496,950 and $492,487, respectively. Net operating losses in the United States are available through 2035. Utilization of U.S. net operating losses may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

The Company is still in its development stage and has not yet generated revenues, therefore, it is more likely than not that sufficient taxable income will not be available for the tax losses to be utilized in the future. Therefore, a valuation allowance was recorded to reduce the deferred tax assets to its recoverable amounts.

	For the Years Ended December 31,
	2021	2020

Net operating loss carry-forward	$523,573	$512,260

Total deferred tax assets	109,950	107,574
Valuation allowance	(109,950)	(107,574)
Net deferred tax assets	$-	$-

Reconciliation of Income Taxes:

The following is a reconciliation of the taxes on income assuming that all income is taxed at the ordinary statutory corporate tax rate in Israel and the effective income tax rate:

	For the Years Ended December 31,
	2021	2020

Net loss in Israel	$6,853	$4,042
Net loss in U.S.	$4,460	$5,127
Statutory tax rate	21%-23%	21%-23%
Income Tax under statutory tax rate	2,513	2,005
Change in valuation allowance	(2,513)	(2,005)
Actual provision for income tax	$-	$-

