Form 10-Q
period 2022-03-31
Microbot Medical Inc.
filed 2022-05-16
CIK 883975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,108,133 shares of Common Stock, $0.01 par value at May 13, 2022.

MICROBOT MEDICAL INC. AND SUBSIDIARIES

MICROBOT MEDICAL INC.

Interim Consolidated Balance Sheets

U.S. dollars in thousands

(Except share and per share data)

		As of March 31,	As of December 31,
		2022	2021
	Notes	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents		$10,472	$13,493
Marketable securities		1,998	1,999
Restricted cash		85	87
Prepaid expenses and other assets		197	300
Total current assets		12,752	15,879

Property and equipment, net		239	244
Operating right-of-use assets	3	691	644
Total assets		$13,682	$16,767

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable		$212	$279
Lease liabilities	3	316	278
Accrued liabilities		1,147	1,427
Total current liabilities		1,675	1,984

Non-current liabilities:
Long-term lease liabilities	3	386	402
Total liabilities		2,061	2,386

Stockholders’ equity:

Common stock; $0.01 par value; 60,000,000 shares authorized as of March 31, 2022 and December 31, 2021, 7,108,133 shares issued and outstanding as of March 31, 2022 and December 31, 2021		72	72
Additional paid-in capital		70,331	69,902
Accumulated deficit		(58,782)	(55,593)
Total stockholders’ equity		11,621	14,381
Total liabilities and stockholders’ equity		$13,682	$16,767

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Consolidated Statements of Comprehensive Loss

U.S. dollars in thousands

(Except share and per share data)

	For the Three Months Ended March 31,
	2022	2021
	Unaudited
Research and development	$(1,706)	$(1,119)
General and administrative	(1,470)	(1,273)
Operating loss	(3,176)	(2,392)

Financing income (expenses), net	(13)	4
Net loss	$(3,189)	$(2,388)

Basic and diluted net loss per share	$(0.45)	$(0.34)
Basic and diluted weighted average common shares outstanding	7,108,133	7,108,133

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Consolidated Statements of Shareholders’ Equity

U.S. dollars in thousands

(Except share data)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balances, December 31, 2020 (Audited)	7,108,133	$72	$68,516	$(44,280)	$24,308
Share-based compensation	-	-	410	-	410
Net loss	-	-	-	(2,388)	(2,388)
Balances, March 31, 2021 (Unaudited)	7,108,133	$72	$68,926	$(46,668)	$22,330

Balances, December 31, 2021 (Audited)	7,108,133	$72	$69,902	$(55,593)	$14,381
Share-based compensation	-	-	429	-	429
Net loss	-	-	-	(3,189)	(3,189)
Balances, March 31, 2022 (Unaudited)	7,108,133	$72	$70,331	$(58,782)	$11,621

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Consolidated Statements of Cash Flows

U.S. dollars in thousands

	For the Three Months Ended March 31,
	2022	2021
	Unaudited
Operating activities:
Net loss	$(3,189)	$(2,388)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	21	18
Non-cash and accrued interest	1	-
Share-based compensation expense	429	410
Changes in assets and liabilities:
Prepaid expenses and other assets	177	97
Other payables and accrued liabilities	(446)	(131)
Net cash flows from operating activities	(3,007)	(1,994)
Investing activities:
Purchases of property and equipment	(16)	(5)
Proceeds from sales of investment	-	270
Net cash flows from investing activities	(16)	265

Decrease in cash, cash equivalents and restricted cash	(3,023)	(1,729)
Cash, cash equivalents and restricted cash at beginning of period	13,580	19,734
Cash, cash equivalents and restricted cash at end of period	$10,557	$18,005

Supplemental disclosure of cash flow information:
Cash received from interest	$-	$2
Right-of-use asset and lease liability	$121	$-

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

Operating results for the three-month period ended March 31, 2022, are not necessarily indicative of the results that may be expected for the year ended December 31, 2022.

D. Risk Factors:

To date, the Company has not generated revenues from its operations. As of March 31, 2022, the Company had unrestricted cash, cash equivalent and marketable securities balance of approximately $12,470 excluding encumbered cash, which management believes is sufficient to fund its operations for 12 months from the date of issuance of these financial statements and sufficient to fund its operations necessary to continue development activities of its current proposed products.

Due to continuing research and development activities, the Company expects to incur additional losses for the foreseeable future. While management of the Company believes that it has sufficient funds for 12 months, the Company expects to raise additional funds through future issuances of either debt and/or equity securities and possibly grants from government institutions. The Company’s ability to raise additional capital in the equity and debt markets is dependent on a number of factors, including, but not limited to, the market demand for the Company’s stock, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to the Company. These factors raise substantial doubt as to the Company’s ability to continue as a going concern beyond 12 months. The Company’s interim financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

MICROBOT MEDICAL INC.

Notes to Interim Consolidated Financial Statements (continued)

U.S. dollars in thousands

(Except share and per share data)

An epidemic of the coronavirus disease (“COVID-19”) is ongoing throughout the world. As the outbreak is still evolving, although lockdowns in many places are being lifted, much of its impact continues to change. As of this filing, it is impossible to predict future effects and potential spread of the coronavirus disease globally. The coronavirus disease may cause significant delays and disruptions to our pre-clinical studies.

Additionally, travel restrictions have been implemented with respect to certain countries in an effort to contain the coronavirus disease, and several countries have screenings of travelers. As travel restrictions may be implemented and adopted by countries around the world, the Company and its contract research organizations may be unable to visit its clinical trial sites and monitor the data from its clinical trials on timely basis. The Company’s employees may also face travel restrictions, which would impact its business. Furthermore, some of the Company’s manufacturers and suppliers are in Europe and may be impacted by port closures and other restrictions resulting from the coronavirus outbreak, which may disrupt the Company’s supply chain or limit its ability to obtain sufficient materials for its products.

The ultimate impact of the COVID-19 outbreaks or similar health epidemics are highly uncertain and subject to changes, and the Company cannot presently predict the scope and severity of any potential business shutdowns or disruptions. However, if the Company or any of the third parties with whom the Company engages, including the suppliers, animal trial sites, contract research organizations, regulators, including the FDA, health care providers and other third parties with whom the Company conducts business, were to experience shutdowns or other business disruptions, the Company’s ability to conduct our business and operations could be materially and negatively impacted, which could prevent or delay the Company from obtaining approval for its devices.

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

MICROBOT MEDICAL INC.

Notes to Interim Consolidated Financial Statements (continued)

U.S. dollars in thousands

(Except share and per share data)

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows:

	As of March 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$6,588	$6,588	$-	$-

Marketable securities:
Other money market funds	$1,998	$1,998	$-	$-

	As of December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$8,587	$8,587	$-	$-

Marketable securities:
Other money market funds	$1,999	$1,999	$-	$-

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

NOTE 3 - LEASES

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

MICROBOT MEDICAL INC.

Notes to Interim Consolidated Financial Statements (continued)

U.S. dollars in thousands

(Except share and per share data)

Supplemental cash flow information related to operating leases was as follows:

	For the Three Months Ended March 31,
	2022	2021

Cash payments and expenses	$93	$64

Undiscounted maturities of operating lease payments as of March 31, 2022 are summarized as follows:

2022 (Remainder of the year)	$276
2023	325
2024	173
Total future lease payments	774
Less imputed interest	(72)
Total lease liabilities balance	$702

	As of March 31,	As of December 31,
	2022	2021

Operating leases weighted average remaining lease term (in years)	2-3	3
Operating leases weighted average discount rate	9%	9%

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Government Grants:

Microbot Israel has received grants from the Israeli Innovation Authority (“IIA”) for participation in research and development since 2013 through March 31, 2022 totaling approximately $1,500.

In addition, as a result of the agreement with CardioSert as described below in this Note 4, on January 4, 2018, Microbot Israel Microbot Israel took over the liability to repay CardioSert’s IIA grants in the aggregate amount of approximately $530.

The Company is obligated to pay royalties amounting to 3.0%-3.5% of its future sales.

The grants are linked to the exchange rate of the dollar to the New Israeli Shekel and bears interest of Libor per annum.

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

Agreement with CardioSert Ltd.:

On January 4, 2018, Microbot Israel entered into an agreement with CardioSert Ltd. (“CardioSert”) to acquire certain patent-protected technology owned by CardioSert (the “Technology”). Pursuant to the agreement, Microbot Israel made an initial payment of $50 to CardioSert and had 90-days to elect to complete the acquisition. At the end of the 90-day period, at Microbot Israel’s sole option, CardioSert was required to assign and transfer the Technology to Microbot Israel and Microbot Israel was required to pay to CardioSert additional amounts and securities as determined in the agreement.

MICROBOT MEDICAL INC.

Notes to Interim Consolidated Financial Statements (continued)

U.S. dollars in thousands

(Except share and per share data)

On May 25, 2018, Microbot delivered an Exercise Notice to CardioSert Ltd., notifying it that Microbot elected to exercise the option to acquire the Technology owned by CardioSert and therefore made an additional cash payment of $250 and 6,738 shares of common stock estimated at $74.

The agreement may be terminated by Microbot Israel at any time for convenience upon 90-days’ notice. The agreement may be terminated by CardioSert in case the first commercial sale does not occur by the third anniversary of the date of signing of the agreement except if Microbot Israel has invested more than $2,000 in certain development stages, or the first commercial sale does not occur within 50 months. In each of the above termination events, or in case of breach by Microbot Israel, CardioSert shall have the right to buy back the Technology from Microbot Israel for $1.00, upon 60 days prior written notice, but only 1 year after such termination. Additionally, the agreement may be terminated by either party upon breach of the other (subject to cure). CardioSert agreed to assist Microbot Israel in the development of the Technology for a minimum of one year, for a monthly consultation fee of NIS 40,000 (or approximately US$12.86, based on an exchange rate of NIS 3.176 to the dollar) covering up to 60 consulting hours per month.

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

Strategic collaboration agreement with Stryker

On December 22, 2021, the Company entered into a strategic collaboration agreement for technology co-development with Stryker Corporation, acting through its Neurovascular Division. Pursuant to the agreement, the collaborative development program between the Company and Stryker aims to integrate certain of Stryker’s instruments with the Company’s LIBERTY® Robotic System to address certain neurovascular procedures.

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

MICROBOT MEDICAL INC.

Notes to Interim Consolidated Financial Statements (continued)

U.S. dollars in thousands

(Except share and per share data)

The term of the agreement continues until the completion of the last development plan agreed upon, unless earlier terminated pursuant to the terms of the agreement. The companies conducted discussions to define the development plan in the first quarter of 2022, and the development activities with Stryker are expected to commence in the second quarter of 2022.

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

The complaint seeks rescission of the SPA and return of the Plaintiffs’ $6,750 purchase price with respect to the Financing. The Company filed a Motion to Dismiss on March 16, 2020, which was denied by decision and order entered on February 17, 2021. The parties presently are engaged in discovery. At this time no estimation of the potential outcome of the litigation can be made and as such, no allowance was recorded.

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

MICROBOT MEDICAL INC.

Notes to Interim Consolidated Financial Statements (continued)

U.S. dollars in thousands

(Except share and per share data)

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

On March 30, 2021, the court issued an order adopting the Magistrate Judge’s Report & Recommendation; and on March 31, 2021, the clerk entered judgement against Joseph Mona and in favor of the Company in the amount of $484. In June 2021, Mona filed an amended counterclaim which the Company responded to in July 2021. The parties are currently in discovery.

NOTE 5 - SHARE CAPITAL

Share Capital Developments:

As of March 31, 2022 and December 31, 2021, the Company had 7,108,133 shares of common stock issued and outstanding.

Employee Stock Option Grants:

During the three months ended March 31, 2022, the Company granted to Mr. Harel Gadot, the Company’s Chairman of the Board, President and CEO, options to purchase an aggregate of 100,000 shares of the Company’s common stock, at an exercise price per share of $6.48. The stock options vest over a period of 3 years as outlined in the option agreements evidencing such grants.

During the three months ended March 31, 2022, the Company granted to certain employees and consultants and directors, options to purchase an aggregate of 87,500 shares of the Company’s common stock, at an exercise price per share of $6.48. The stock options vest over a period of 3 years as outlined in the option agreements evidencing such grants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The following discussion should be read in conjunction with our unaudited financial statements and related notes included in Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Certain information contained in this MD&A includes “forward-looking statements.” Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition and results of operations, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our existing and proposed business, including many assumptions regarding future events. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including those risks described in detail in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Microbot’s current technological platforms, ViRobTM, TipCATTM, LIBERTY® and CardioSert, are comprised of proprietary innovative technologies. Using the ViRob platform, Microbot is developing the Self Cleaning Shunt for the treatment of hydrocephalus and Normal Pressure Hydrocephalus, or NPH. Utilizing the LIBERTY and CardioSert platforms, Microbot is developing the first ever fully disposable robot for various endovascular interventional procedures. In addition, the Company is focused on the development of a Multi Generation Pipeline Portfolio utilizing all of its proprietary technologies.

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

LIBERTY is designed to maneuver guidewires and over-the-wire devices (such as microcatheters) within the body’s vasculature. It eliminates the need for extensive capital equipment requiring dedicated cath-lab rooms as well as dedicated staff. In addition, when combined with CardioSert technology or possibly other guidewire/microcatheter technologies, it may be designed to streamline cath-lab procedures with our proprietary “One & Done” tool that combines guidewire and microcatheter into a single device. With control over tip curvature and stiffness for maneuverability and access – and without the need for constant tool exchanges –when integrated into the LIBERTY device, the device may drastically reduce procedure time and costs while enhancing the operator experience.

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

In December 2021, we achieved design freeze of the LIBERTY device.

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

On March 31, 2022, the Company filed its pre-submission package for the LIBERTY Robotic System with the U.S. Food and Drug Administration (FDA), addressing the regulatory pathway for the LIBERTY Robotic System. The Company expects to meet with the FDA following a normal review process to discuss the pre-submission and ensure the testing protocols and regulatory pathway are aligned with the FDA to obtain clearance for LIBERTY.

We are continuously exploring and evaluating additional innovative guidewire/microcatheter technologies to be integrated and combined with the LIBERTY robotic platform.

We are continuing our feasibility animal trials with respect to the LIBERTY device.

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

In December 2021, we achieved electrical and mechanical design freeze for the implant of the SCS. In preparation for the IDE submission to the U.S. Food and Drug Administration for our planned Early Feasibility Study, we have determined that we need further clinical input, and we are seeking collaboration with key opinion leaders and clinical sites in the U.S. to serve as primary investigators to conduct the EFS study. In parallel, we are continuing development of the SCS to the extent feasible without such clinical input.

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

Results of Operations

Comparison of Three Months Ended March 31, 2022 and 2021

The following table sets forth the key components of Microbot’s results of operations for the three-month periods ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021	Change

Research and development expenses	$(1,706)	$(1,119)	$(587)
General and administrative expenses	(1,470)	(1,273)	(197)
Financing income (expenses), net	(13)	4	(17)

Research and Development Expenses. Microbot’s research and development expenses were approximately $1,706,000 for the three months ended March 31, 2022, compared to approximately $1,119,000 for the same period in 2021. The increase in research and development expenses for the period presented was primarily due to increases in payroll due to new hires and salary increases, as well as increases relating to professional services and intellectual property with respect to the LIBERTY device. Microbot expects its research and development expenses to continue to increase over time as Microbot advances its development programs and begins pre-clinical and clinical trials for its LIBERTY device and possibly other product candidates.

General and Administrative Expenses. General and administrative expenses were approximately $1,470,000 for the three months ended March 31, 2022, compared to approximately $1,273,000 for the same period in 2021. The increase in general and administrative expenses for the period presented was primarily due to increases in payroll due to new hires and salaries increase offset by decreases in stock-based compensation and professional services. Microbot believes its general and administrative expenses may increase over time as it advances its programs, increases its headcount and incurs expenses associated with being a public company.

Financing Expenses. Financing expenses were approximately $13,000 for the three months ended March 31, 2022, compared to income of approximately $4,000 for the same period in 2021. The increase in financial expenses for the period presented was primarily due to financial expenses related to leasing liabilities.

Liquidity and Capital Resources

Microbot has incurred losses since inception and negative cash flows from operating activities for all periods presented. As of March 31, 2022, Microbot had a net working capital of approximately $11,077,000, consisting primarily of cash and cash equivalents and marketable securities. This compares to net working capital of approximately $13,895,000 as of December 31, 2021. Microbot anticipates that it will continue to incur net losses for the foreseeable future as it continues research and development efforts of its product candidates, hires additional staff, including clinical, scientific, operational, financial and management personnel, and continues to incur costs associated with being a public company.

Microbot has funded its operations through the issuance of capital stock, grants from the Israeli Innovation Authority, and convertible debt. Since inception (November 2010) through March 31, 2022, Microbot has raised net cash proceeds of approximately $54,770,000 and incurred a total cumulative loss of approximately $58,782,000. Microbot returned $3,375,000 (before interest) of such proceeds as a result of an adverse outcome in a litigation that concluded in the first quarter of 2020, and is now subject to an additional lawsuit seeking the return of an additional $6,750,000 of such proceeds. This litigation is in the discovery stage and we cannot project what the eventual outcome will be, though management is vigorously defending its position that no return of capital is warranted.

Microbot Israel obtained from the Israeli Innovation Authority (“IIA”) grants for participation in research and development for the years 2013 through March 31, 2022 in the total amount of approximately $1,500,000. On January 4, 2018, Microbot Israel entered into an agreement with CardioSert to acquire certain of its patent-protected technology. CardioSert received grants from the IIA in the aggregate amount of approximately $530,000 and Microbot Israel took over the liability to repay such grants.

Microbot Israel is obligated to pay royalties amounting to 3%-3.5% of its future sales up to the amount of the grants. The grants are linked to the exchange rate of the dollar to the New Israeli Shekel and bears interest at an annual rate of USD LIBOR. Under the terms of the grants and applicable law, Microbot is restricted from transferring any technologies, know-how, manufacturing or manufacturing rights developed using the grant outside of Israel without the prior approval of the Israel Innovation Authority. Microbot has no obligation to repay the grants, if the applicable project fails, is unsuccessful or aborted before any sales are generated. The financial risk is assumed completely by the IIA.

To date, we have not generated revenues from our operations. As of March 31, 2022, we had unrestricted cash, cash equivalents and marketable securities of approximately $12,470,000, excluding encumbered cash. Management believes we have cash sufficient to fund our operations for 12 months from the date of this Quarterly Report on Form 10-Q and, based on current projected burn rate and milestones, sufficient to fund our operations necessary to continue development activities of our current proposed products, which are LIBERTY, SCS (to the extent we are successful in obtaining clinical input) and perhaps other product candidates during the next 12 months. However, in the event there is an unsuccessful outcome in our current litigation with Empery and Hudson Bay during that period, pursuant to which they are seeking the return of $6,750,000 in proceeds we received from them in a 2017 stock offering, we would have funds for less than 12 months. Outcomes with respect to the regulatory process for our proposed products may further require adjustments to our projections. As Microbot does not at this time have funds sufficient to cover operating costs for in excess of the next 12 months, we may be unable to meet our obligations or fully implement our business plan, if at all. As a result of the foregoing and the Company’s current cash position, these conditions raise substantial doubt about Microbot’s ability to continue as a going concern beyond 12 months. The accompanying consolidated interim financial statements do not include any adjustments to reflect the possible future effects on recoverability and reclassification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Microbot plans to continue to fund its research and development and other operating expenses, other development activities relating to additional product candidates, and the associated losses from operations, through its existing cash. Microbot intends to also raise capital through future issuances of debt and/or equity securities, including its existing $10 million registered At-The-Market offering and other registered offerings under its existing Registration Statement on Form S-3 for up to $75 million of securities, which it may draw down from time to time. These issuances may be opportunistic and even if the Company has enough funds at such time for operations for more than 12 months. The capital raises from issuances of convertible debt and equity securities could result in additional dilution to Microbot’s shareholders. In addition, to the extent Microbot determines to incur additional indebtedness, Microbot’s incurrence of additional debt could result in debt service obligations and operating and financing covenants that would restrict its operations. Microbot can provide no assurance that financing will be available in the amounts it needs or on terms acceptable to it, if at all. If Microbot is not able to secure adequate additional working capital when it becomes needed, it may be required to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned research programs. Any of these actions could materially harm Microbot’s business.

Cash Flows

The following table provides a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Three months ended March 31,
	2022	2021
Net cash flows from operating activities	$(3,007)	$(1,994)
Net cash flows from investing activities	(16)	265
Net cash flows from financing activities	-	-
Decrease in cash, cash equivalents and restricted cash	$(3,023)	$(1,729)

Comparison of the Three Months Ended March 31, 2022 and 2021

Net cash flows used in operating activities for the three months ended March 31, 2022 were approximately $(3,007,000) calculated by adjusting net loss from operations by approximately $182,000 to eliminate non-cash and expense items not involving cash flows such as depreciation and share based compensation expense, as well as other changes in current assets and liabilities resulting in non-cash adjustments in the consolidated statements of operations. Cash used in operating activities for the three months ended March 31, 2021 was approximately $(1,994,000) similarly adjusted by approximately $394,000. Increase in net loss used in operations is mainly due to increases in salaries from new hires, subcontractors and materials for R&D projects and patent expenses.

Net cash flows used in investing activities for the three months ended March 31, 2022 were approximately $(16,000) compared to income of approximately $265,000 for the three months ended March 31, 2021, which consisted mainly of proceeds from selling an investment in a convertible loan in the amount of $270,000.

Off-Balance Sheet Arrangements

Microbot has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Microbot’s cash and cash equivalents as of March 31, 2022 and December 31, 2021 consisted of readily available checking and money market funds. Microbot’s primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in Microbot’s portfolio, a sudden change in market interest rates would not be expected to have a material impact on Microbot’s financial condition and/or results of operations. Microbot does not believe that its cash or cash equivalents have significant risk of default or illiquidity. While Microbot believes its cash and cash equivalents do not contain excessive risk, Microbot cannot provide absolute assurance that in the future its investments will not be subject to adverse changes in market value. In addition, Microbot maintains significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2022. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the management of the Company, have determined that as of March 31, 2022, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Litigation Resulting from 2017 Financing

We were named as the defendant in a lawsuit captioned Empery Asset Master Ltd., Empery Tax Efficient, LP, Empery Tax Efficient II, LP, Hudson Bay Master Fund Ltd., Plaintiffs, against Microbot Medical Inc., Defendant, in the Supreme Court of the State of New York, County of New York (Index No. 651182/2020). The complaint alleges, among other things, that we breached multiple representations and warranties contained in the SPA, of which the Plaintiffs participated, and fraudulently induced Plaintiffs into signing the Securities Purchase Agreement (the “SPA”) related to our June 8, 2017 equity financing (the “Financing”). The complaint seeks rescission of the SPA and return of the Plaintiffs’ $6.75 million purchase price with respect to the Financing. We filed a Motion to Dismiss on March 16, 2020, which Motion was denied in February 2021. On March 18, 2021, we filed a notice of appeal of the denial of the Motion to Dismiss, which we ultimately did not pursue. The parties presently are engaged in discovery. At this time no estimation of the potential outcome of the litigation can be made, and management is unable to assess the likelihood that we will succeed at trial with respect to the SPA or the Financing, having previously lost another lawsuit with respect to the Financing; however, we believe that differentiating facts could result in a different outcome from the prior lawsuit .

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

On May 3, 2021, we obtained a writ of execution to enforce the judgment against Mona, given Mona’s failure to post a bond or other security in the full amount of the judgment pending the appeal as required by the Federal Rules of Civil Procedure. On May 7, 2021, Microbot filed a motion to permit the registration of the judgment in districts outside the Southern District of New York in which Mona may have assets available to satisfy the judgment.

In June 2021, the Magistrate issued an order permitting Mona to file an Amended Counterclaim Complaint, and rejected our request to execute on the judgment. We filed a response to Mona’s amended counterclaim on July 21, 2021, and are pursuing a renewed motion to execute on the judgment and dismiss the counterclaim in view of case deficiencies revealed during discovery. The parties are currently in discovery.

Other than the foregoing, we are not currently a party in any legal proceeding or governmental regulatory proceeding nor are we currently aware of any pending or potential legal proceeding or governmental regulatory proceeding proposed to be initiated against us that would have a material adverse effect on us or our business.

Item 1A. Risk Factors.

There is doubt on our ability to continue as a going concern.

As stated in the notes to our unaudited financial statements for the fiscal quarter ended March 31, 2022, we have cash sufficient to fund our operations for 12 months from the date of this Quarterly Report on Form 10-Q, and we have not generated any revenues, have sustained losses and have accumulated a significant deficit. Our continued existence is dependent upon our ability to continue to execute our operating plan and to obtain additional debt or equity financing.

There can be no assurance that the additional necessary debt or equity financing will be available, or will be available on terms acceptable to us, in which case we may be unable to meet our obligations or fully implement our business plan, if at all, beyond such 12-month period. Additionally, should we be unable to realize our assets and discharge our liabilities in the normal course of business, the net realizable value of our assets may be materially less than the amounts recorded in our financial statements. As a result of the foregoing and our current cash position, these conditions raise substantial doubt about Microbot’s ability to continue as a going concern beyond 12 months, which could adversely affect our ability to raise capital, expand our business and develop our planned products.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

10.1	Second Amendment to Employment Agreement with Harel Gadot (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 1, 2022)
31.1	Certification of Harel Gadot, Chairman, President and Chief Executive Officer
31.2	Certification of Rachel Vaknin, Chief Financial Officer
32.1	Certification of Harel Gadot, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Rachel Vaknin, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1	Inline XBRL Instance - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation.
101.DEF	Inline XBRL Taxonomy Extension Definition.
101.LAB	Inline XBRL Taxonomy Extension Labels.
101.PRE	Inline XBRL Taxonomy Extension Presentation.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 16th day of May, 2022.

MICROBOT MEDICAL INC.

By:	/s/ Harel Gadot
Name:	Harel Gadot
Title:	Chairman, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Rachel Vaknin
Name:	Rachel Vaknin
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

