Form 10-Q
period 2022-06-30
Microbot Medical Inc.
filed 2022-08-15
CIK 883975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,108,133 shares of Common Stock, $0.01 par value at August 15, 2022.

MICROBOT MEDICAL INC. AND SUBSIDIARIES

MICROBOT MEDICAL INC.

Interim Consolidated Balance Sheets

U.S. dollars in thousands

(Except share and per share data)

		As of June 30, 2022	As of December 31, 2021
	Notes	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents		$7,294	$13,493
Marketable securities		1,998	1,999
Restricted cash		77	87
Prepaid expenses and other assets		280	300
Total current assets		9,649	15,879

Property and equipment, net		278	244
Operating right-of-use assets	3	615	644
Total assets		$10,542	$16,767

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable		$233	$279
Lease liabilities	3	295	278
Accrued liabilities		1,196	1,427
Total current liabilities		1,724	1,984

Non-current liabilities:
Long-term lease liabilities	3	278	402
Total liabilities		2,002	2,386

Stockholders’ equity:

Common stock; $0.01 par value; 60,000,000 shares authorized as of June 30, 2022 and December 31, 2021, 7,108,133 shares issued and outstanding as of June 30, 2022 and December 31, 2021		72	72
Additional paid-in capital		70,763	69,902
Accumulated deficit		(62,295)	(55,593)
Total stockholders’ equity		8,540	14,381
Total liabilities and stockholders’ equity		$10,542	$16,767

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Consolidated Statements of Comprehensive Loss

U.S. dollars in thousands

(Except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	Unaudited		Unaudited
Research and development	$(2,193)	$(1,389)	$(3,899)	$(2,508)
General and administrative	(1,370)	(1,087)	(2,840)	(2,360)
Operating loss	(3,563)	(2,476)	(6,739)	(4,868)

Financing income (expenses), net	50	(35)	37	(31)
Net loss	$(3,513)	$(2,511)	$(6,702)	$(4,899)

Basic and diluted net loss per share	$(0.49)	$(0.35)	$(0.94)	$(0.69)
Basic and diluted weighted average common shares outstanding	7,108,133	7,108,133	7,108,133	7,108,133

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Statements of Shareholders’ Equity

U.S. dollars in thousands

(Except share and per share data)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders
	Shares	Amount	Capital	Deficit	‘Equity

Balances, December 31, 2020 (Audited)	7,108,133	$72	$68,516	$(44,280)	$24,308
Share-based compensation	-	-	410	-	410
Net loss	-	-	-	(2,388)	(2,388)
Balances, March 31, 2021 (Unaudited)	7,108,133	$72	$68,926	$(46,668)	$22,330
Share-based compensation	-	-	299	-	299
Net loss	-	-	-	(2,511)	(2,511)
Balances, June 30, 2021 (Unaudited)	7,108,133	$72	$69,225	$(49,179)	$20,118

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders
	Shares	Amount	Capital	Deficit	‘Equity

Balances, December 31, 2021 (Audited)	7,108,133	$72	$69,902	$(55,593)	$14,381
Share-based compensation	-	-	429	-	429
Net loss	-	-	-	(3,189)	(3,189)
Balances, March 31, 2022 (Unaudited)	7,108,133	$72	$70,331	$(58,782)	$11,621
Share-based compensation	-	-	432	-	432
Net loss	-	-	-	(3,513)	(3,513)
Balances, June 30, 2022 (Unaudited)	7,108,133	$72	$70,763	$(62,295)	$8,540

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Consolidated Statements of Cash Flows

U.S. dollars in thousands

	For the Six Months Ended June 30,
	2022	2021
	Unaudited
Operating activities:
Net loss	$(6,702)	$(4,899)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	44	32
Non-cash and accrued interest	1	(1)
Share-based compensation expense	861	709
Changes in assets and liabilities:
Prepaid expenses and other assets	49	92
Other payables and accrued liabilities	(384)	(224)
Net cash flows from operating activities	(6,131)	(4,291)
Investing activities:
Purchases of property and equipment	(78)	(11)
Proceeds from sales of investment	-	270
Net cash flows from investing activities	(78)	259

Decrease in cash, cash equivalents and restricted cash	(6,209)	(4,032)
Cash, cash equivalents and restricted cash at beginning of period	13,580	19,734
Cash, cash equivalents and restricted cash at end of period	$7,371	$15,702

Supplemental disclosure of cash flow information:
Cash received from interest	$-	$2
Right-of-use asset and lease liability	$121	$-

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

Operating results for the six and three-month periods ended June 30, 2022, are not necessarily indicative of the results that may be expected for the year ended December 31, 2022.

D. Risk Factors:

To date, the Company has not generated revenues from its operations. As of June 30, 2022, the Company had unrestricted cash, cash equivalent and marketable securities balance of approximately $9,292 excluding encumbered cash.

Due to continuing research and development activities, the Company expects to incur additional losses for the foreseeable future. The Company may seek to raise additional funds through future issuances of either debt and/or equity securities and possibly grants from government institutions. The Company’s ability to raise additional capital in the equity and debt markets is dependent on a number of factors, including, but not limited to, the market demand for the Company’s stock, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to the Company. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s interim financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows:

	As of June 30, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$4,593	$4,593	$-	$-

Marketable securities:
Other money market funds	$1,998	$1,998	$-	$-

	As of December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$8,587	$8,587	$-	$-

Marketable securities:
Other money market funds	$1,999	$1,999	$-	$-

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

NOTE 3 – LEASES

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

Supplemental cash flow information related to operating leases was as follows:

	For the Six Months Ended June 30,
	2022	2021

Cash payments and expenses	$172	$127

Undiscounted maturities of operating lease payments as of June 30, 2022 are summarized as follows:

2022 (Remainder of the year)	$169
2023	299
2024	158
Total future lease payments	626
Less imputed interest	(53)
Total lease liability balance	$573

	As of June 30, 2022	As of December 31, 2021

Operating leases weighted average remaining lease term (in years)	2-3	3
Operating leases weighted average discount rate	9%	9%

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Government Grants:

Microbot Israel has received grants from the Israeli Innovation Authority (“IIA”) for participation in research and development since 2013 through June 30, 2022 totaling approximately $1,500.

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

TRDF Agreement:

Microbot Israel signed an agreement with the Technion Research and Development Foundation (“TRDF”) in June 2012 by which TRDF transferred to Microbot Israel a global, exclusive, royalty-bearing license (as amended, the License Agreement”). As partial consideration for the license, Microbot Israel shall pay TRDF royalties on net sales (between 1.5%-3.0%) and on sublicense income as detailed in the agreement.

Pursuant to the License Agreement, both parties agreed to extend the next development milestone for the SCS project, which includes the First In Human milestone, until December 2024, and to continue to maintain the TipCat assets, which are still in a discovery phase, until December 2023.

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

The agreement may be terminated by Microbot Israel at any time for convenience upon 90-days’ notice. The agreement may be terminated by CardioSert in case the first commercial sale does not occur by the third anniversary of the date of signing of the agreement except if Microbot Israel has invested more than $2,000 in certain development stages, or the first commercial sale does not occur within 50 months. In each of the above termination events, or in case of breach by Microbot Israel, CardioSert shall have the right to buy back the Technology from Microbot Israel for $1.00, upon 60 days prior written notice, but only 1 year after such termination. Additionally, the agreement may be terminated by either party upon breach of the other (subject to cure). CardioSert agreed to assist Microbot Israel in the development of the Technology for a minimum of one year, for a monthly consultation fee of NIS 40,000 (or approximately US$11.43, based on an exchange rate of NIS 3.5 to the dollar) covering up to 60 consulting hours per month.

ATM Agreement:

On June 10, 2021, the Company entered into an At-the-Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co. LLC (“Wainwright”), as sales agent, in connection with an “at the market offering” under which the Company may offer and sell, from time to time in its sole discretion, shares of its common stock, par value $0.01 per share, having an aggregate offering price of up to $10,000 at market prices or as otherwise agreed with Wainwright. Any shares sold under the ATM Agreement from time to time will be offered and sold pursuant to the Company’s Registration Statement on Form S-3, which was initially filed on November 25, 2020 and which was declared effective by the SEC on December 4, 2020, and the related prospectus as supplemented by a prospectus supplement that the Company filed on June 10, 2021. To date, we have not sold any shares of common stock pursuant to the ATM Agreement.

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

The term of the agreement continues until the completion of the last development plan agreed upon, unless earlier terminated pursuant to the terms of the agreement. The companies conducted discussions to define the development plan in the first quarter of 2022. Preparations for development activities started in the second fiscal quarter of 2022, and development is expected to commence during the second half of 2022.

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

In June 2021, the Magistrate issued an order permitting Mona to file an Amended Counterclaim Complaint, and rejected the Company’s request to execute on the judgment while the Amended Counterclaim was pending. The Company filed an answer to the Amended Counterclaim in July 2021. A settlement conference was held in May 2022. The parties were unable to reach a settlement at the conference. The Magistrate recommended another conference following the close of the discovery period, which ended on August 1, 2022.

NOTE 5 - SHARE CAPITAL

Share Capital Developments:

As of June 30, 2022 and December 31, 2021, the Company had 7,108,133 shares of common stock issued and outstanding.

Employee Stock Option Grants:

During the six months ended June 30, 2022, the Company granted to Mr. Harel Gadot, the Company’s Chairman of the Board, President and CEO, options to purchase an aggregate of 100,000 shares of the Company’s common stock, at an exercise price per share of $6.48. The stock options vest over a period of 3 years as outlined in the option agreements evidencing such grants.

During the six months ended June 30, 2022, the Company granted to certain employees and consultants and directors, options to purchase an aggregate of 87,500 shares of the Company’s common stock, at an exercise price per share of $6.48. The stock options vest over a period of 3 years as outlined in the option agreements evidencing such grants.

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

On March 31, 2022, the Company filed its pre-submission package for the LIBERTY Robotic System with the U.S. Food and Drug Administration (“FDA”), addressing the regulatory pathway for the LIBERTY Robotic System. The Company expects to meet with the FDA following a normal review process to discuss the pre-submission and ensure the testing protocols and regulatory pathway are aligned with the FDA to obtain clearance for LIBERTY.

On July 22, 2022, the Company completed a pre-submission process with the FDA regarding the LIBERTY device. Formal feedback from the FDA included a recommendation to perform a clinical study and a human factors validation study, to support clearance through the 510(k) notification process.

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

In December 2021, we achieved electrical and mechanical design freeze for the implant of the SCS. In preparation for the IDE submission to the U.S. Food and Drug Administration for our planned Early Feasibility Study, we have determined that we need further clinical input, and we are seeking collaboration with key opinion leaders in the U.S. to serve as primary investigators to conduct the EFS study. In parallel, we are continuing development of the SCS to the extent feasible without such clinical input, and we are continuing to evaluate the SCS project based on clinical feedback received.

Pursuant to an amendment to the License Agreement between Microbot and Technion Research and Development Foundation, both parties agreed to extend the next development milestone for the SCS project, which includes the First In Human milestone, until December 2024.

TipCAT

The TipCAT is a disposable self-propelled locomotive device that is specially designed to advance in tubular anatomies. The TipCAT is a mechanism comprising a series of interconnected balloons at the device’s tip that provides the TipCAT with its forward locomotion capability. The device can self-propel within natural tubular lumens such as the blood vessels, respiratory and the urinary and GI tracts. A single channel of air/fluid supply sequentially inflates and deflates a series of balloons creating an inchworm like forward motion. The TipCAT maintains a standard working channel for treatments. Unlike standard access devices such as guidewires, catheters for vascular access and endoscopes, the TipCAT does not need to be pushed into the patient’s lumen using external pressure; rather, it will gently advance itself through the organ’s anatomy. As a result, the TipCAT is designed to be able to reach every part of the lumen under examination regardless of the topography, be less operator dependent, and greatly reduce the likelihood of damage to lumen structure. The TipCAT thus offers functionality features equivalent to modern tubular access devices, along with advantages associated with its physiologically adapted self-propelling mechanism, flexibility, and design. Currently, Microbot is not pursuing the development of the TipCAT as a colonoscopy tool due to its focus on the neurosurgical and endovascular intervention spaces, and as such it is currently exploring the use of the TipCAT for applications to complement its other technologies.

Pursuant to an amendment to the License Agreement between Microbot and the Technion, both parties agreed to continue to maintain the TipCat assets, which are still in a discovery phase, until December 2023.

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2022 and 2021

The following table sets forth the key components of Microbot’s results of operations for the three and six month periods ended June 30, 2022 and 2021 (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2022	2021	Change	2022	2021	Change

Research and development expenses	$(2,193)	$(1,389)	$(804)	$(3,899)	$(2,508)	$(1,391)
General and administrative expenses	(1,370)	(1,087)	(283)	(2,840)	(2,360)	(480)
Financing income (expenses), net	50	(35)	85	37	(31)	68

Research and Development Expenses. Microbot’s research and development expenses were approximately $2,193,000 and $3,899,000 for the three and six months ended June 30, 2022, respectively, compared to approximately $1,389,000 and $2,508,000 for the comparable periods in 2021. The increase in research and development expenses for the periods presented was primarily due to increases in payroll due to new hires and salary increases, as well as increases relating to the initial preparations to transfer the LIBERTY device from R&D to production. Microbot expects its research and development expenses to continue to increase over time as Microbot advances its development programs and begins pre-clinical and clinical trials for its LIBERTY device and possibly other product candidates.

General and Administrative Expenses. General and administrative expenses were approximately $1,370,000 and $2,840,000 for the three and six months ended June 30, 2022, respectively, compared to approximately $1,087,000 and $2,360,000 for the comparable periods in 2021. The increase in general and administrative expenses for the periods presented was primarily due to increases in payroll due to new hires and salary increases, increases in share-based compensation expense, D&O insurance premiums and travel expenses, which have resumed as Covid-related lockdowns have been lifted. These increases were partially offset by decreases in legal and consultant fees expenses. Microbot believes its general and administrative expenses may increase over time as it advances its programs, increases its headcount and operating activities and incurs increasing expenses associated with being a public company.

Financing Income (Expenses), net. Financing income was approximately $50,000 and $37,000 for the three and six months ended June 30, 2022, respectively, compared to financing expense of approximately $35,000 and $31,000 for the comparable periods in 2021. The increase in financial income for the periods presented was primarily due to an increase in the exchange rate between the U.S. Dollar and NIS offset by financial expenses related to leasing liabilities.

Liquidity and Capital Resources

Microbot has incurred losses since inception and negative cash flows from operating activities for all periods presented. As of June 30, 2022, Microbot had a net working capital of approximately $7,925,000, consisting primarily of cash and cash equivalents and marketable securities. This compares to net working capital of approximately $13,895,000 as of December 31, 2021. Microbot anticipates that it will continue to incur net losses for the foreseeable future as it continues research and development efforts of its primary product candidates, hires additional staff, including clinical, scientific, operational, financial and management personnel, and continues to incur costs associated with being a public company.

Microbot has funded its operations through the issuance of capital stock, grants from the Israeli Innovation Authority, and convertible debt. Since inception (November 2010) through June 30, 2022, Microbot has raised net cash proceeds of approximately $54,770,000 and incurred a total cumulative loss of approximately $62,295,000. Microbot returned $3,375,000 (before interest) of such proceeds as a result of an adverse outcome in a litigation that concluded in the first quarter of 2020 and is now subject to an additional lawsuit seeking the return of an additional $6,750,000 of such proceeds. This litigation is in the discovery stage and we cannot project what the eventual outcome will be, though management is vigorously defending its position that no return of capital is warranted.

Microbot Israel obtained from the Israeli Innovation Authority (“IIA”) grants for participation in research and development for the years 2013 through June 30, 2022 in the total amount of approximately $1,500,000. On January 4, 2018, Microbot Israel entered into an agreement with CardioSert to acquire certain of its patent-protected technology. CardioSert received grants from the IIA in the aggregate amount of approximately $530,000 and Microbot Israel took over the liability to repay such grants.

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

We believe that our net cash will be sufficient to fund operations necessary to continue development activities of LIBERTY and (to the extent we are successful in obtaining clinical input) the SCS, for approximately seven months, based on current projected burn rate and milestones. However, in the event we are unsuccessful in our current litigation with Empery and Hudson Bay, pursuant to which they are seeking the return of $6,750,000 in proceeds we received from them in a 2017 stock offering, we would have net cash for approximately 1 month. Outcomes with respect to the regulatory process for our proposed products may further require adjustments to our projections or require the reallocation of funds from one or more existing projects to other projects. For instance, if we are unsuccessful in obtaining clinical input to continue the SCS research and development program, we may decide to reallocate funds budgeted for that program to the LIBERTY device program.

Microbot plans to continue to fund its research and development programs from time to time and other operating expenses, and the associated losses from operations, through its existing cash. Microbot intends to also raise capital through additional, future issuances of debt and/or equity securities, including through its existing $10 million registered At-The-Market offering and other registered offerings under its existing Registration Statement on Form S-3 for up to $75 million of securities, which it may draw down from time to time. These issuances may be opportunistic and even if the Company has enough funds at such time for operations. The capital raises from issuances of convertible debt and equity securities could result in additional dilution to Microbot’s shareholders. In addition, to the extent Microbot determines to incur additional indebtedness, Microbot’s incurrence of additional debt could result in debt service obligations and operating and financing covenants that would restrict its operations. Microbot can provide no assurance that financing will be available in the amounts it needs or on terms acceptable to it, if at all. If Microbot is not able to secure adequate additional working capital when it becomes needed, it may be required to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned research and development programs. Any of these actions could materially harm Microbot’s business.

As a result of the foregoing, we are unable to fully implement our business plan without raising additional capital, if at all, and these conditions raise substantial doubt about Microbot’s ability to continue as a going concern. The accompanying consolidated interim financial statements do not include any adjustments to reflect the possible future effects on recoverability and reclassification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Cash Flows

The following table provides a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Six months ended June 30,
	2022	2021
Net cash flows from operating activities	$(6,131)	$(4,291)
Net cash flows from investing activities	(78)	259
Net cash flows from financing activities	-	-
Decrease in cash, cash equivalents and restricted cash	$(6,209)	$(4,032)

Comparison of the Six Months Ended June 30, 2022 and 2021

Net cash flows from operating activities for the six months ended June 30, 2022 were approximately $6,131,000 calculated by reducing our net loss from operations by approximately $571,000 to eliminate non-cash and expense items not involving cash flows such as depreciation and share-based compensation expense, as well as other changes in current assets and liabilities resulting in non-cash adjustments in the consolidated statements of operations. Cash used in operating activities for the six months ended June 30, 2021 was approximately $4,291,000 similarly adjusted by approximately $608,000.

Net cash flows used in investing activities for the six months ended June 30, 2022 were approximately $78,000, relating to the purchase of property and equipment, compared to net cash flows provided by investing activities as a result of proceeds from selling an investment in a convertible loan in the amount of $270,000, partially offset by approximately $11,000 used for the purchase of property and equipment, for the six months ended June 30, 2021.

Off-Balance Sheet Arrangements

Microbot has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Microbot’s cash and cash equivalents as of June 30, 2022 and December 31, 2021 consisted of readily available checking and money market funds. Microbot’s primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in Microbot’s portfolio, a sudden change in market interest rates would not be expected to have a material impact on Microbot’s financial condition and/or results of operations. Microbot does not believe that its cash or cash equivalents have significant risk of default or illiquidity. While Microbot believes its cash and cash equivalents do not contain excessive risk, Microbot cannot provide absolute assurance that in the future its investments will not be subject to adverse changes in market value. In addition, Microbot maintains significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2022. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the management of the Company, have determined that as of June 30, 2022, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Litigation Resulting from 2017 Financing

We were named as the defendant in a lawsuit captioned Empery Asset Master Ltd., Empery Tax Efficient, LP, Empery Tax Efficient II, LP, Hudson Bay Master Fund Ltd., Plaintiffs, against Microbot Medical Inc., Defendant, in the Supreme Court of the State of New York, County of New York (Index No. 651182/2020). The complaint alleges, among other things, that we breached multiple representations and warranties contained in the SPA, of which the Plaintiffs participated, and fraudulently induced Plaintiffs into signing the Securities Purchase Agreement (the “SPA”) related to our June 8, 2017 equity financing (the “Financing”). The complaint seeks rescission of the SPA and return of the Plaintiffs’ $6.75 million purchase price with respect to the Financing. We filed a Motion to Dismiss on March 16, 2020, which Motion was denied in February 2021. On March 18, 2021, we filed a notice of appeal of the denial of the Motion to Dismiss, which we ultimately did not pursue. The parties presently are engaged in discovery. At this time no estimation of the potential outcome of the litigation can be made, and management is unable to assess the likelihood that we will succeed at trial with respect to the SPA or the Financing, having previously lost another lawsuit with respect to the Financing; however, we believe that differentiating facts could result in a different outcome from the prior lawsuit.

Mona Litigation

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

On March 30, 2021, the court issued an order adopting the Magistrate Judge’s Report & Recommendation; and on March 31, 2021, the Clerk entered judgement against Mona and in favor of Microbot in the amount of $484,614.30. On April 27, 2021, Mona filed an appeal of the court’s judgment, which is pending before the U.S. Court of Appeals for the Second Circuit. Microbot intends to oppose the appeal.

In June 2021, the Magistrate issued an order permitting Mona to file an Amended Counterclaim Complaint, and rejected Microbot’s request to execute on the judgment while the Amended Counterclaim was pending. Microbot filed an answer to the Amended Counterclaim in July 2021. A settlement conference was held in May 2022. The parties were unable to reach a settlement at the conference. The Magistrate recommended another conference following the close of the discovery period, which ended on August 1, 2022.

Other than the foregoing, we are not currently a party in any legal proceeding or governmental regulatory proceeding nor are we currently aware of any pending or potential legal proceeding or governmental regulatory proceeding proposed to be initiated against us that would have a material adverse effect on us or our business.

Item 1A. Risk Factors.

There is substantial doubt regarding on our ability to continue as a going concern.

As stated in the notes to our unaudited financial statements for the fiscal quarter ended June 30, 2022, we have cash sufficient to fund our operations for less than 12 months from the date of this Quarterly Report on Form 10-Q, and we have not generated any revenues, have sustained losses and have accumulated a significant deficits since our inception. Our continued existence is dependent upon our ability to continue to execute our operating plan and to obtain additional debt or equity financing.

There can be no assurance that the additional necessary debt or equity financing will be available, or will be available on terms acceptable to us, in which case we may be unable to meet our obligations or fully implement our business plan, if at all, beyond such 8-month period. Additionally, should we be unable to realize our assets and discharge our liabilities in the normal course of business, the net realizable value of our assets may be materially less than the amounts recorded in our financial statements. As a result of the foregoing and our current cash position, these conditions raise substantial doubt about Microbot’s ability to continue as a going concern beyond approximately the next 8 months, which could adversely affect our ability to raise capital, expand our business and develop our planned products.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

2.1	Agreement and Plan of Merger and Reorganization, dated as of August 15, 2016, by and among StemCells, Inc., C&RD Israel Ltd. and Microbot Medical Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 15, 2016).
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and filed on March 15, 2007).
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 29, 2016).
3.3	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 4, 2018).
3.4	Amended and Restated By-Laws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 3, 2016).
3.5	Certificate of Elimination (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 12, 2018).
3.6	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 11, 2019).
3.7	Amendment to Section 5 of the Amended and Restated By-Laws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 3, 2021).
4.1	Form of Series A Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 16, 2016).
4.2	Form of Series B Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 16, 2016).
4.3	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 16, 2019)
4.4	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 17, 2019).
4.5	Form of Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 25, 2019).
4.6	Form of Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 27, 2019).
4.7	Form of Wainwright Warrants (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 25, 2019).
4.8	Form of Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 30, 2019).
4.9	Form of Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 31, 2019).
4.10	Description of the Company’s Securities (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019).
10.1	Employment Agreement with Rachel Vaknin (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 5, 2022)
31.1	Certification of Harel Gadot, Chairman, President and Chief Executive Officer
31.2	Certification of Rachel Vaknin, Chief Financial Officer
32.1	Certification of Harel Gadot, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Rachel Vaknin, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1	Inline XBRL Instance - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation.
101.DEF	Inline XBRL Taxonomy Extension Definition.
101.LAB	Inline XBRL Taxonomy Extension Labels.
101.PRE	Inline XBRL Taxonomy Extension Presentation.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of August, 2022.

MICROBOT MEDICAL INC.

By:	/s/ Harel Gadot
Name:	Harel Gadot
Title:	Chairman, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Rachel Vaknin
Name:	Rachel Vaknin
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

