Form 10-Q
period 2022-09-30
Microbot Medical Inc.
filed 2022-11-14
CIK 883975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,890,628 shares of Common Stock, $0.01 par value at November 14, 2022.

MICROBOT MEDICAL INC. AND SUBSIDIARIES

MICROBOT MEDICAL INC.

Interim Consolidated Balance Sheets

U.S. dollars in thousands

(Except share and per share data)

		As of September 30, 2022	As of December 31, 2021
	Notes	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents		$4,332	$13,493
Marketable securities		1,999	1,999
Restricted cash		79	87
Prepaid expenses and other assets		193	300
Total current assets		6,603	15,879

Property and equipment, net		258	244
Operating right-of-use assets	3	548	644
Total assets		$7,409	$16,767

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable		$287	$279
Lease liabilities	3	278	278
Accrued liabilities		1,085	1,427
Total current liabilities		1,650	1,984

Non-current liabilities:
Long-term lease liabilities	3	226	402
Total liabilities		1,876	2,386

Stockholders’ equity:

Common stock; $0.01 par value; 60,000,000 shares authorized as of September 30, 2022 and December 31, 2021, 7,108,133 shares issued and outstanding as of September 30, 2022 and December 31, 2021		72	72
Additional paid-in capital		71,224	69,902
Accumulated deficit		(65,763)	(55,593)
Total stockholders’ equity		5,533	14,381
Total liabilities and stockholders’ equity		$7,409	$16,767

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Consolidated Statements of Comprehensive Loss

U.S. dollars in thousands

(Except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	Unaudited		Unaudited
Research and development	$(1,953)	$(1,389)	$(5,852)	$(3,897)
General and administrative	(1,521)	(1,163)	(4,361)	(3,523)
Operating loss	(3,474)	(2,552)	(10,213)	(7,420)

Financing income (expenses), net	6	(3)	43	(34)
Net loss	$(3,468)	$(2,555)	$(10,170)	$(7,454)

Basic and diluted net loss per share	$(0.49)	$(0.36)	$(1.43)	$(1.05)
Basic and diluted weighted average common shares outstanding	7,108,133	7,108,133	7,108,133	7,108,133

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Statements of Shareholders’ Equity

U.S. dollars in thousands

(Except share and per share data)

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balances, December 31, 2020 (Audited)	7,108,133	$72	$68,516	$(44,280)	$24,308
Share-based compensation	-	-	410	-	410
Net loss	-	-	-	(2,388)	(2,388)
Balances, March 31, 2021 (Unaudited)	7,108,133	$72	$68,926	$(46,668)	$22,330
Share-based compensation	-	-	299	-	299
Net loss	-	-	-	(2,511)	(2,511)
Balances, June 30, 2021 (Unaudited)	7,108,133	$72	$69,225	$(49,179)	$20,118
Share-based compensation	-	-	307	-	307
Net loss	-	-	-	(2,555)	(2,555)
Balances, September 30, 2021 (Unaudited)	7,108,133	$72	$69,532	$(51,734)	$17,870

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balances, December 31, 2021 (Audited)	7,108,133	$72	$69,902	$(55,593)	$14,381
Share-based compensation	-	-	429	-	429
Net loss	-	-	-	(3,189)	(3,189)
Balances, March 31, 2022 (Unaudited)	7,108,133	$72	$70,331	$(58,782)	$11,621
Share-based compensation	-	-	432	-	432
Net loss	-	-	-	(3,513)	(3,513)
Balances, June 30, 2022 (Unaudited)	7,108,133	$72	$70,763	$(62,295)	$8,540
Share-based compensation	-	-	461	-	461
Net loss	-	-	-	(3,468)	(3,468)
Balances, September 30, 2022 (Unaudited)	7,108,133	72	71,224	(65,763)	5,533

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Consolidated Statements of Cash Flows

U.S. dollars in thousands

	For the Nine Months Ended September 30,
	2022	2021
	Unaudited
Operating activities:
Net loss	$(10,170)	$(7,454)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	69	48
Non-cash and accrued interest	-	(1)
Share-based compensation expense	1,322	1,016
Changes in assets and liabilities:
Prepaid expenses and other assets	350	133
Other payables and accrued liabilities	(657)	(209)
Net cash flows from operating activities	(9,086)	(6,467)
Investing activities:
Purchases of property and equipment	(83)	(25)
Proceeds from sales of investment	-	270
Net cash flows from investing activities	(83)	245

Decrease in cash, cash equivalents and restricted cash	(9,169)	(6,222)
Cash, cash equivalents and restricted cash at beginning of period	13,580	19,734
Cash, cash equivalents and restricted cash at end of period	$4,411	$13,512

Supplemental disclosure of cash flow information:
Cash received from interest	$15	$3
Right-of-use asset and lease liability	$147	$69

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands

(Except share and per share data)

NOTE 1 - GENERAL

A. Description of business:

Microbot Medical Inc. (the “Company”) is a pre-clinical medical device company specializing in the research, design and development of next generation robotic endoluminal surgery devices targeting the minimally invasive surgery space. The Company is focused on the development of a Multi-Generational Portfolio utilizing its proprietary technologies, which together is expected to redefine surgical robotics while improving surgical outcomes for patients.

The Company incorporated on August 2, 1988 in the State of Delaware under the name Cellular Transplants, Inc. The original Certificate of Incorporation was restated on February 14, 1992 to change the name of the Company to Cyto Therapeutics, Inc. On May 24, 2000, the Certificate of Incorporation as restated was further amended to change the name of the Company to StemCells, Inc.

On November 28, 2016, the Company consummated a transaction pursuant to an Agreement and Plan of Merger, dated August 15, 2016, with Microbot Medical Ltd., a private medical device company organized under the laws of the State of Israel (“Microbot Israel”). On the same day and in connection with the Merger, the Company changed its name from StemCells, Inc. to Microbot Medical Inc. On November 29, 2016, the Company’s common stock, par value $0.01 per share (the “Common Stock”), began trading on the Nasdaq Capital Market under the symbol “MBOT”.

Where the context requires it, the Company and Microbot Israel are collectively referred to as the “Company”.

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

Operating results for the nine and three-month periods ended September 30, 2022, are not necessarily indicative of the results that may be expected for the year ended December 31, 2022.

D. Risk Factors:

To date, the Company has not generated revenues from its operations. As of September 30, 2022, the Company had unrestricted cash, cash equivalent and marketable securities balance of approximately $6,331 excluding encumbered cash.

Due to continuing research and development activities, the Company expects to incur additional losses for the foreseeable future. Although the Company raised approximately $4.3 million in net proceeds in an October 2022 financing (See Note 6 – Subsequent Events), the Company will likely be required to raise additional funds through future issuances of either debt and/or equity securities and possibly grants from government institutions. The Company’s ability to raise additional capital in the equity and debt markets is dependent on a number of factors, including, but not limited to, the market demand for the Company’s stock, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to the Company. Even with the recently raised additional capital, there is still substantial doubt as to the Company’s ability to continue as a going concern. The Company’s interim financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

An epidemic of the coronavirus disease (“COVID-19”) is ongoing throughout the world. As the outbreak is still evolving, although lockdowns in many places are being lifted, much of its impact continues to change. The Company continues to monitor and assess the potential and actual impacts, if any, on its operations and business. As of this filing, it is impossible to predict future effects and potential spread of the coronavirus disease globally. The coronavirus disease may cause significant delays and disruptions to our pre-clinical studies.

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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows:

	As of September 30, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$2,612	$2,612	$-	$-

Marketable securities:
Other money market funds	$1,999	$1,999	$-	$-

	As of December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$8,587	$8,587	$-	$-

Marketable securities:
Other money market funds	$1,999	$1,999	$-	$-

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

Supplemental cash flow information related to operating leases was as follows:

	For the Nine Months Ended September 30,
	2022	2021

Cash payments and expenses	$247	$233

Undiscounted maturities of operating lease payments as of September 30, 2022 are summarized as follows:

2022 (Remainder of the year)	$81
2023	297
2024	167
Total future lease payments	545
Less imputed interest	(41)
Total lease liability balance	$504

	As of September 30, 2022	As of December 31, 2021

Operating leases weighted average remaining lease term (in years)	2-3	3
Operating leases weighted average discount rate	9%	9%

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Government Grants:

Microbot Israel has received grants from the Israeli Innovation Authority (“IIA”) for participation in research and development since 2013 through September 30, 2022 totaling approximately $1,500.

In addition, as a result of the agreement with CardioSert as described below in this Note 4, on January 4, 2018, Microbot Israel Microbot Israel took over the liability to repay CardioSert’s IIA grants in the aggregate amount of approximately $530.

In addition, as a result of the agreement with Nitiloop as described below in this Note 4, on October 6, 2022, Microbot Israel took over the liability to repay Nitiloop’s IIA grants in the aggregate amount of approximately $925.

In relation to the IIA grants described above, the Company is obligated to pay royalties amounting to 3.0%-3.5% of its future sales of the products relating to such grants.

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

Pursuant to the License Agreement, both parties agreed to extend the next development milestone for the Company’s Self Cleaning Shunt (SCS) project, which includes the First In Human milestone, until December 2024, and to continue to maintain the TipCat assets, which are still in a discovery phase, until December 2023. The Company in October 2022 suspended the SCS project while it evaluates alternatives for the SCS assets, which may include seeking buyers for the assets, entering into joint ventures or licensing arrangements, spinning off the assets into a new operating company or discontinuing the project altogether. The Company has certain obligations to seek to develop and commercialize the SCS and the TipCat assets under the License Agreement. At the time of filing of this Quarterly Report on Form 10-Q, the Company has been in discussions with TRDF with respect to the suspension of the SCS project, and the Company expects that if it is unsuccessful in entering into alternative arrangements for such assets, the Company will return such licensed assets to TRDF.

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

The agreement may be terminated by Microbot Israel at any time for convenience upon 90-days’ notice. The agreement may be terminated by CardioSert in case the first commercial sale does not occur by the third anniversary of the date of signing of the agreement except if Microbot Israel has invested more than $2,000 in certain development stages, or the first commercial sale does not occur within 50 months. In each of the above termination events, or in case of breach by Microbot Israel, CardioSert shall have the right to buy back the Technology from Microbot Israel for $1.00, upon 60 days prior written notice, but only 1 year after such termination. Additionally, the agreement may be terminated by either party upon breach of the other (subject to cure). CardioSert agreed to assist Microbot Israel in the development of the Technology for a minimum of one year, for a monthly consultation fee of NIS 40,000 (or approximately US$11.29, based on an exchange rate of NIS 3.543 to the dollar) covering up to 60 consulting hours per month.

ATM Agreement:

On June 10, 2021, the Company entered into an At-the-Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co. LLC (“Wainwright”), as sales agent, in connection with an “at the market offering” under which the Company may offer and sell, from time to time in its sole discretion, shares of its Common Stock having an aggregate offering price of up to $10,000 at market prices or as otherwise agreed with Wainwright. Any shares sold under the ATM Agreement from time to time will be offered and sold pursuant to the Company’s Registration Statement on Form S-3, which was initially filed on November 25, 2020 and which was declared effective by the SEC on December 4, 2020, and the related prospectus as supplemented by a prospectus supplement that the Company filed on June 10, 2021 (the “June 2021 Prospectus”). To date, we have not sold any shares of Common Stock pursuant to the ATM Agreement, and as of October 13, 2022, the Company suspended the ATM Agreement, which remains in full force and effect, and terminated the June 2021 Prospectus.

The offer and sale of the shares pursuant to the ATM Agreement, if any, will terminate upon the earlier of (a) the issuance and sale of all of the shares of Common Stock subject to the ATM Agreement or (b) the termination of the ATM Agreement by Wainwright or the Company pursuant to the terms thereof. The Company has no obligation to sell any of the shares and may at any time suspend offers under the ATM Agreement or terminate the ATM Agreement.

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

Acquisition of Nitiloop’s Assets

On October 6, 2022, Microbot Israel purchased substantially all of the assets, including intellectual property, devices, components and product related materials (the “Assets”), of Nitiloop Ltd., an Israeli limited liability company (“Nitiloop”). The Assets include intellectual property and technology in the field of intraluminal revascularization devices with anchoring mechanism and integrated microcatheter (the “Technology”) and the products or potential products incorporating the Technology owned by Nitiloop and designated by Nitiloop as “NovaCross”, “NovaCross Xtreme” and “NovaCross BTK” and any enhancements, modifications and improvements thereof (“Devices”). Microbot Israel did not assume any material liabilities of Nitiloop other than obligations Nitiloop has to the IIA and relating to certain renewal/maintenance fees for a European patent application. See Note 4 – Government Grants above.

In consideration for the acquisition of the Assets, Microbot Israel shall pay royalties to Nitiloop, which shall not, in the aggregate, exceed $8,000,000, as follows:

●	Royalties at a rate of 3% of net revenue generated as a result of sales, license or other exploitation of the Devices; and
●	Royalties at a rate of 1.5% of net revenue generated from the sale, license or other exploitation of commercialization of the technology as part of an integrated product.

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

Mona Litigation

On April 28, 2019, the Company brought an action against Alliance Investment Management, Ltd. (“Alliance”), later amended to include Joseph Mona (“Mona”) as a defendant, in the Southern District of New York under Section 16(b) of the Securities Exchange Act of 1934, to compel Alliance and Mona to disgorge short swing profits realized from purchases and sales of the Company’s securities within a period of less than six months. Mona answered the 16(b) claim the Company asserted against him by claiming various equitable defenses, and filed a counterclaim against the Company, claiming a net loss on trading Microbot stock of $151.

On March 31, 2021, a judgement was entered against Mona and in favor of the Company in the amount of $484. On April 27, 2021, Mona filed an appeal of the court’s judgment, which is pending before the U.S. Court of Appeals for the Second Circuit.

A settlement conference was held in May 2022. The parties were unable to reach a settlement at the conference.

Following the close of the discovery period, which ended on August 1, 2022, the Company requested permission to move for summary judgment. The Company’s request is pending.

NOTE 5 - SHARE CAPITAL

Share Capital Developments:

As of September 30, 2022 and December 31, 2021, the Company had 7,108,133 shares of Common Stock issued and outstanding.

Employee Stock Option Grants:

During the nine months ended September 30, 2022, the Company granted to Mr. Harel Gadot, the Company’s Chairman of the Board, President and CEO, options to purchase an aggregate of 100,000 shares of the Common Stock, at an exercise price per share of $6.48. The stock options vest over a period of three years as outlined in the option agreements evidencing such grants.

During the nine months ended September 30, 2022, the Company granted to certain employees, consultants and directors, options to purchase an aggregate of 214,822 shares of the Common Stock, at an average exercise price per share of $5.87. The stock options vest over a period of three years as outlined in the option agreements evidencing such grants.

NOTE 6 – SUBSEQUENT EVENTS

On October 21, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor (the “Investor”), pursuant to which the Company issued and sold, in a registered direct offering priced at-the-market under the rules of The Nasdaq Stock Market (the “Registered Offering”), (i) an aggregate of 782,495 shares of Common Stock, at an offering price of $4.89 per share and (ii) pre-funded warrants exercisable for up to 240,000 shares of Common Stock (the “Pre-Funded Warrants”) to the Investor at an offering price of $4.8899 per Pre-Funded Warrant, for aggregate gross proceeds from the Offerings (as defined below) of approximately $5,000 before deducting the placement agent fee (as described in greater detail below) and related offering expenses.

Each Pre-Funded Warrant represents the right to purchase one share of Common Stock at an exercise price of $0.0001 per share. The Pre-Funded Warrants are exercisable immediately and may be exercised at any time until the Pre-Funded Warrants are exercised in full.

In a concurrent private placement (the “Private Placement” and, together with the Registered Offering, the “Offerings”), the Company issued to the Investor (i) Series A preferred investment options to purchase up to 1,022,495 shares of Common Stock (the “Series A Warrants”) at an exercise price of $4.64 per share and (ii) Series B preferred investment options to purchase up to 1,022,495 shares of Common Stock (the “Series B Warrants”) at an exercise price of $4.64 per share. Each Series A Warrant is exercisable immediately and will expire five years from the initial exercise date. Each Series B Warrant is exercisable immediately and will expire two years from the initial exercise date.

On October 3, 2022 and in connection with the Offerings, the Company entered into an engagement letter with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which Wainwright agreed to serve as the exclusive placement agent for the issuance and sale of securities of the Company pursuant to the Purchase Agreement. As compensation for such placement agent services, the Company paid Wainwright aggregate cash fees and reimbursed Wainwright for its expenses aggregating approximately $565. The Company also issued to Wainwright or its designees warrants to purchase 51,125 shares of Common Stock (the “Wainwright Warrants”). The Wainwright Warrants have a term of five years from the commencement of sales in the Offerings, and have an exercise price of $6.11 per share.

See Note 4 - Commitments and Contingencies-TRDF Agreement, above, with respect to the suspension of the Company’s SCS project.

See Note 4 - Commitments and Contingencies-Acquisition of Nitiloop’s Assets, above, with respect to the acquisition of certain assets from Nitiloop Ltd.

The Company is currently evaluating the effect those events may have on its consolidated financial statements and related disclosures.

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

Overview

We are a pre-clinical medical device company specializing in the research, design and development of next generation robotic endoluminal surgery devices targeting the minimally invasive surgery space. We are developing the first ever fully disposable robot for various endovascular interventional procedures, and our primary mission is to enable accessibility to robotic solutions to all stakeholders by removing barriers for adoption such as capital expense and enabling remote access to patients and users.

Our current technological platforms are comprised of the proprietary LIBERTY® and One & Done™ (the instrument platform which currently includes assets acquired from Cardiosert) innovative technological platforms, as well as other assets and intellectual property. In addition, we are focused on the development of a Multi Generation Product Portfolio utilizing our proprietary technologies, which together is expected to redefine surgical robotics while improving surgical outcomes for patients.

Recent Developments

October 2022 Financing

On October 21, 2022, we entered into a Securities Purchase Agreement with an institutional investor, pursuant to which we issued and sold, in a registered direct offering priced at-the-market under the rules of The Nasdaq Stock Market, (i) an aggregate of 782,495 shares of Common Stock, at an offering price of $4.89 per share and (ii) pre-funded warrants exercisable for up to 240,000 shares of Common Stock (the “Pre-Funded Warrants”) to the investor at an offering price of $4.8899 per Pre-Funded Warrant, for aggregate gross proceeds from the Offerings (as defined below) of approximately $5.0 million before deducting the placement agent fee (as described in greater detail below) and related offering expenses.

Each Pre-Funded Warrant represents the right to purchase one share of Common Stock at an exercise price of $0.0001 per share. The Pre-Funded Warrants are exercisable immediately and may be exercised at any time until the Pre-Funded Warrants are exercised in full.

In a concurrent private placement, we issued to the Investor (i) Series A preferred investment options to purchase up to 1,022,495 shares of Common Stock (the “Series A Warrants”) at an exercise price of $4.64 per share and (ii) Series B preferred investment options to purchase up to 1,022,495 shares of Common Stock (the “Series B Warrants”) at an exercise price of $4.64 per share. Each Series A Warrant is exercisable immediately and will expire five years from the initial exercise date. Each Series B Warrant is exercisable immediately and will expire two years from the initial exercise date.

On October 3, 2022 we entered into an engagement letter with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which Wainwright agreed to serve as the exclusive placement agent for the issuance and sale of securities of the Company pursuant to the above-referenced Securities Purchase Agreement. As compensation for such placement agent services, the Company paid Wainwright aggregate cash fees and reimbursed Wainwright for its expenses aggregating approximately $565,000. We also issued to Wainwright or its designees warrants to purchase 51,125 shares of our common stock (the “Wainwright Warrants”). The Wainwright Warrants have a term of five years, and have an exercise price of $6.1125 per share.

Suspension of ATM

On October 21, 2022, we delivered written notice to Wainwright that we were suspending and terminating the prospectus supplement (the “ATM Prospectus Supplement”) related to our common stock issuable pursuant to the At The Market Offering Agreement, dated June 10, 2021, by and between us and Wainwright (the “ATM Agreement”). We will not make any sales of our securities pursuant to the ATM Agreement, unless and until a new prospectus supplement is filed. Other than the termination and suspension of the ATM Prospectus Supplement, the ATM Agreement remains in full force and effect.

LIBERTY Milestones

On October 18, 2022, we announced that we have submitted the anticipated follow-up pre-submission package for the LIBERTY® Robotic System to ensure we remain fully aligned with the U.S. Food and Drug Administration (FDA) as we prepare for our Investigational Device Exemption (IDE) submission and first-in-human clinical trial with the system in 2023.

On October 13, 2022, we announced a significant development milestone as we completed the GLP animal study for the LIBERTY® Robotic System.

Suspension of Self Cleaning Shunt Project

On October 11, 2022, we announced that we have made the strategic decision to suspend the continued research and development of our Self-Cleaning Shunt (SCS) project, effective immediately. We further announced that we are planning to focus our strategic efforts on the growing endovascular space and advancing the LIBERTY® Robotic System to achieve our regulatory and commercial milestones, as well as expanding the LIBERTY® ecosystem. We plan to explore opportunities with the SCS assets with the focus on maximizing shareholders value, which may include seeking buyers for the assets, entering into joint ventures, licensing arrangements, spinning-off the assets into a new operating company or discontinue the project altogether.

We have been in discussions with the licensor of the original SCS and ViRob intellectual property with respect to the suspension of the SCS project, and we expect that if we are unsuccessful in entering into alternative arrangements for the SCS assets, we will return such licensed assets to the licensor pursuant to the terms of the license agreement. Any such return or other alternative with respect to the SCS assets will not affect any other licensed or owned assets of Microbot.

Acquisition of Nitiloop’s Assets

On October 6, 2022, our wholly-owned subsidiary purchased substantially all of the assets, including intellectual property, devices, components and product related materials, of Nitiloop Ltd., an Israeli limited liability company. The assets include intellectual property and technology in the field of intraluminal revascularization devices with anchoring mechanism and integrated microcatheter and the products or potential products incorporating such technology owned by Nitiloop and designated by Nitiloop as “NovaCross”, “NovaCross Xtreme” and “NovaCross BTK” and any enhancements, modifications and improvements thereof (“Devices”). We did not assume any material liabilities of Nitiloop other than obligations Nitiloop has to the IIA and relating to certain renewal/maintenance fees for a European patent application. In consideration for the acquisition of the Nitiloop assets, Microbot Israel shall pay royalties to Nitiloop, which shall not, in the aggregate, exceed $8,000,000, as follows:

●	Royalties at a rate of 3% of net revenue generated as a result of sales, license or other exploitation of the Devices; and
●	Royalties at a rate of 1.5% of net revenue generated from the sale, license or other exploitation of commercialization of the technology as part of an integrated product.

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

In September 2022 the company conducted a GLP Animal study at an FDA accredited laboratory. The study was performed by a team of seasoned Key Opinion Leaders (KOLs) in the endovascular space at a world-class MedTech research laboratory with FDA-required levels of planning, controlling, monitoring, and reporting (GLP standards), using porcine model.

During the GLP animal study, the physicians conducted pre-determined 63 navigations to the targeted sites using the investigational LIBERTY Robotic System and performed an equal number of procedures manually. The performance endpoint of the LIBERTY Robotic System after robotic navigation was successfully completed for 58 out of the 63 targets (92%), while 3 of the targets (4.8%) were not completed due to technical issues and 2 (3.2%) were not completed due to fluoroscopy related issues (non-device related). Post navigation intra-operative selective angiograms of the target vessels showed no definite evidence of acute vascular injury. Follow up angiograms of these vessels in post-procedure day 3 showed normal vessel anatomy without signs of injury. Initial postmortem gross pathology examination of some of the target organs showed preliminary findings, which will be further investigated in the pending histopathology analysis, and potentially an additional pre-clinical study. In addition to the objective measurements, the performance and usability of the LIBERTY Robotic System were subjectively graded by each of the physicians, with their assessments accounting for features such as ease of navigation to the target, learning curve, and system stability. For the target sites reached, the physicians graded the LIBERTY Robotic system at the highest grade.

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

Nitiloop

As stated above, on October 6, 2022, our wholly-owned subsidiary purchased substantially all of the assets of Nitiloop. Nitiloop’s assets are composed of the NovaCross family of microcatheters, including NovaCross CTO, NovaCross Xtreme and NovaCross BTK. These devices enable the intraluminal placement of conventional and steerable guidewires beyond stenotic lesions, including chronic total occlusions (CTO), before percutaneous transluminal coronary angioplasty (PTCA) or stent intervention. The NovaCross microcatheter family can be used as standalone devices and are expected to be able to be incorporated into our One & Done technology. They can also potentially form a collection of customized procedure-related kits for the LIBERTY Robotic System.

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2022 and 2021

The following table sets forth the key components of Microbot’s results of operations for the three and nine month periods ended September 30, 2022 and 2021 (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	Change	2022	2021	Change

Research and development expenses	$(1,953)	$(1,389)	$(564)	$(5,852)	$(3,897)	$(1,955)
General and administrative expenses	(1,521)	(1,163)	(358)	(4,361)	(3,523)	(838)
Financing income (expenses), net	6	(3)	9	43	(34)	77

Research and Development Expenses. Microbot’s research and development expenses were approximately $1,953,000 and $5,852,000 for the three and nine months ended September 30, 2022, respectively, compared to approximately $1,389,000 and $3,897,000 for the comparable periods in 2021. The increase in research and development expenses for the periods presented was primarily due to increases in payroll due to new hires and salary increases, as well as increases relating to the initial preparations to transfer the LIBERTY device from R&D to low volume and controlled production (to be used for bench, animal and clinical trials). Microbot expects its research and development expenses to continue to increase over time as Microbot advances its development programs and begins pre-clinical and clinical trials for its LIBERTY device and possibly other product candidates, which increase is expected to be somewhat offset by the decrease in R&D expenses relating to the SCS device due to its suspension in October 2022.

General and Administrative Expenses. General and administrative expenses were approximately $1,521,000 and $4,361,000 for the three and nine months ended September 30, 2022, respectively, compared to approximately $1,163,000 and $3,523,000 for the comparable periods in 2021. The increase in general and administrative expenses for the periods presented was primarily due to increases in payroll due to new hires and salary increases, increases in share-based compensation expense, D&O insurance premiums and travel expenses, which have resumed as Covid-related lockdowns have been lifted. These increases were partially offset by decreases in legal and consultant fees and expenses. Microbot believes its general and administrative expenses may increase over time as it advances its programs, increases its headcount and operating activities and incurs increasing expenses associated with being a public company.

Financing Income (Expenses), net. Financing income was approximately $6,000 and $43,000 for the three and nine months ended September 30, 2022, respectively, compared to financing expenses of approximately $3,000 and $34,000 for the comparable periods in 2021. The increase in financial income for the periods presented was primarily due to an increase in the exchange rate between the U.S. Dollar and NIS offset by a reduction of financial expenses related to leasing liabilities.

Liquidity and Capital Resources

Microbot has incurred losses since inception and negative cash flows from operating activities for all periods presented. As of September 30, 2022, Microbot had a net working capital of approximately $4,953,000, consisting primarily of cash and cash equivalents and marketable securities. The amount does not include approximately $4.3 million of net proceeds the Company raised in October 2022. This compares to net working capital of approximately $13,895,000 as of December 31, 2021. Microbot anticipates that it will continue to incur net losses for the foreseeable future as it continues research and development efforts of its primary product candidates, hires additional staff, including clinical, scientific, operational, financial and management personnel, and continues to incur costs associated with being a public company.

Microbot has funded its operations through the issuance of capital stock, grants from the Israeli Innovation Authority, and convertible debt. Since inception (November 2010) through October 31, 2022, Microbot has raised net cash proceeds of approximately $59,000,000 and through September 30, 2022 incurred a total cumulative loss of approximately $65,763,000. Microbot returned $3,375,000 (before interest) of such proceeds as a result of an adverse outcome in a litigation that concluded in the first quarter of 2020 and is now subject to an additional lawsuit seeking the return of an additional $6,750,000 of such proceeds. This litigation is in the discovery stage and we cannot project what the eventual outcome will be or if it will be settled prior to trial, though management is currently defending its position that no return of capital is warranted.

Microbot Israel obtained from the Israeli Innovation Authority (“IIA”) grants for participation in research and development for the years 2013 through September 30, 2022 in the total amount of approximately $1,500,000. On January 4, 2018, Microbot Israel entered into an agreement with CardioSert to acquire certain of its patent-protected technology. CardioSert received grants from the IIA in the aggregate amount of approximately $530,000 and Microbot Israel took over the liability to repay such grants. On October 6, 2022, Microbot Israel entered into an agreement with Nitiloop Ltd. to acquire substantially all of its assets. Nitiloop received grants from the IIA in the aggregate amount of approximately $925,000 and Microbot Israel took over the liability to repay such grants.

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

We believe that our net cash, taking into account our recent capital raise of approximately $4.3 million in net proceeds, will be sufficient to fund operations necessary to continue development activities of LIBERTY for approximately eight months, based on current projected burn rate and milestones. However, in the event we are unsuccessful in our current litigation with Empery and Hudson Bay, pursuant to which they are seeking the return of $6,750,000 in proceeds we received from them in a 2017 stock offering, we would have net cash for approximately one month. Outcomes with respect to the regulatory process for our proposed products may further require adjustments to our projections or require the reallocation of funds from one or more existing projects to other projects. For instance, as a result of our recently announced suspension of the SCS project, we reallocated funds budgeted for that program to the LIBERTY device program.

Microbot plans to continue to fund its research and development programs from time to time and other operating expenses, and the associated losses from operations, through its existing cash. Microbot intends to also raise capital through additional, future issuances of debt and/or equity securities, including possibly through its existing $10 million registered At-The-Market offering and other registered offerings under its existing Registration Statement on Form S-3 for up to $75 million of securities, which it may draw down from time to time. This is regardless that we raised approximately $4.3 million in net proceeds in a recent capital raise, subject to any limitations we may have agreed to with the investor in that capital raise or pursuant to applicable law. These issuances may be opportunistic and even if the Company has enough funds at such time for operations. The capital raises from issuances of convertible debt and equity securities could result in additional dilution to Microbot’s shareholders. In addition, to the extent Microbot determines to incur additional indebtedness, Microbot’s incurrence of additional debt could result in debt service obligations and operating and financing covenants that would restrict its operations. Microbot can provide no assurance that financing will be available in the amounts it needs or on terms acceptable to it, if at all. If Microbot is not able to secure adequate additional working capital when it becomes needed, it may be required to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned research and development programs. Any of these actions could materially harm Microbot’s business.

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

Cash Flows

The following table provides a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash flows from operating activities	$(9,086)	$(6,467)
Net cash flows from investing activities	(83)	245
Net cash flows from financing activities	-	-
Decrease in cash, cash equivalents and restricted cash	$(9,169)	$(6,222)

Net cash flows from operating activities for the nine months ended September 30, 2022 were approximately $9,086,000 calculated by reducing our net loss from operations by approximately $1,084,000. Cash used in operating activities for the nine months ended September 30, 2021 was approximately $6,467,000 similarly adjusted by approximately $987,000. The increase in net cash flows used in operating activities was due to the increase in net loss for the comparable period as stated above.

Net cash flows used in investing activities for the nine months ended September 30, 2022 were approximately $83,000, resulting from purchases of property and equipment, compared to net cash flows provided by investing activities in the prior comparable period as a result of proceeds from selling an investment in a convertible loan in the amount of $270,000, partially offset by approximately $25,000 used for the purchase of property and equipment.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Microbot’s cash and cash equivalents as of September 30, 2022 and December 31, 2021 consisted of readily available checking and money market funds. Microbot’s primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in Microbot’s portfolio, a sudden change in market interest rates would not be expected to have a material impact on Microbot’s financial condition and/or results of operations. Microbot does not believe that its cash or cash equivalents have significant risk of default or illiquidity. While Microbot believes its cash and cash equivalents do not contain excessive risk, Microbot cannot provide absolute assurance that in the future its investments will not be subject to adverse changes in market value. In addition, Microbot maintains significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2022. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the management of the Company, have determined that as of September 30, 2022, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Mona Litigation

On April 28, 2019, we brought an action against Alliance Investment Management, Ltd. (“Alliance”), later amended to include Joseph Mona (“Mona”) as a defendant, in the Southern District of New York under Section 16(b) of the Securities Exchange Act of 1934, to compel Alliance and Mona to disgorge short swing profits realized from purchases and sales of our securities within a period of less than six months. The case is Microbot Medical Inc. v. Alliance Investment Management, Ltd., No. 19-cv-3782-GBD (SDNY).

On October 28, 2019, Alliance filed a motion for summary judgment requesting that the Court dismiss the claims against Alliance. On February 4, 2020, Mona answered the 16(b) claim we asserted against him by claiming various equitable defenses, and filed a counterclaim against Microbot, claiming a net loss on trading Microbot stock of $150,954.

On March 31, 2021, a judgement was entered against Mona and in favor of Microbot in the amount of $484,614.30. On April 27, 2021, Mona filed an appeal of the court’s judgment, which is pending before the U.S. Court of Appeals for the Second Circuit.

A settlement conference was held in May 2022. The parties were unable to reach a settlement at the conference.

Following the close of the discovery period, which ended on August 1, 2022, we requested permission to move for summary judgment. Our request is pending.

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

As stated elsewhere in this Quarterly Report on Form 10-Q, we have not generated any revenues, have sustained losses and have accumulated a significant deficits since our inception. Also, we estimate that our cash resources as of September 30, 2022 coupled with the $4.3 million in net proceeds received from financing activities in October 2022 are only sufficient to fund our operations for approximately eight months from the date of this Quarterly Report. As a result, our continued existence is dependent upon our ability to obtain additional debt or equity financing and to ultimately become a commercially viable organization.

There can be no assurance that the additional necessary debt or equity financing will be available, or will be available on terms acceptable to us, in which case we may be unable to meet our obligations or fully implement our business plan, if at all, beyond such eight month period. Additionally, should we be unable to realize our assets and discharge our liabilities in the normal course of business, the net realizable value of our assets may be materially less than the amounts recorded in our financial statements. As a result of the foregoing and our current cash position, these conditions raise substantial doubt about Microbot’s ability to continue as a going concern beyond approximately the next eight months, which could adversely affect our ability to raise capital, expand our business and develop our planned products.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

2.1	Agreement and Plan of Merger and Reorganization, dated as of August 15, 2016, by and among StemCells, Inc., C&RD Israel Ltd. and Microbot Medical Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 15, 2016).
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and filed on March 15, 2007).
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 29, 2016).
3.3	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 4, 2018).
3.4	Amended and Restated By-Laws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 3, 2016).
3.5	Certificate of Elimination (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 12, 2018).
3.6	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 11, 2019).
3.7	Amendment to Section 5 of the Amended and Restated By-Laws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 3, 2021).
4.1	Form of Series A Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 16, 2016).
4.2	Form of Series B Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 16, 2016).
4.3	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 16, 2019)
4.4	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 17, 2019).
4.5	Form of Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 25, 2019).
4.6	Form of Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 27, 2019).
4.7	Form of Wainwright Warrants (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 25, 2019).
4.8	Form of Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 30, 2019).
4.9	Form of Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 31, 2019).
4.10	Description of the Company’s Securities (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019).
4.11	Form of Pre-Funded Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 25, 2022)
4.12	Form of Series A Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 25, 2022)
4.13	Form of Series B Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 25, 2022)
4.14	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 25, 2022)
10.1	Form of Securities Purchase Agreement, dated as of October 21, 2022, by and among Microbot Medical Inc. and the purchaser party thereto (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 25, 2022)
10.2	Asset Purchase Agreement with Nitiloop, Ltd. dated October 6, 2022 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 7, 2022)
31.1	Certification of Harel Gadot, Chairman, President and Chief Executive Officer
31.2	Certification of Rachel Vaknin, Chief Financial Officer
32.1	Certification of Harel Gadot, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Rachel Vaknin, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1	Inline XBRL Instance - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation.
101.DEF	Inline XBRL Taxonomy Extension Definition.
101.LAB	Inline XBRL Taxonomy Extension Labels.
101.PRE	Inline XBRL Taxonomy Extension Presentation.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of November, 2022.

MICROBOT MEDICAL INC.

By:	/s/ Harel Gadot
Name:	Harel Gadot
Title:	Chairman, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Rachel Vaknin
Name:	Rachel Vaknin
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

