Form 10-K
period 2022-12-31
Microbot Medical Inc.
filed 2023-03-31
CIK 883975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $34,521,094.

Common stock outstanding as of March 30, 2023: 8,130,628 shares

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

i

NOTE REGARDING REFERENCES TO OUR COMPANY

Throughout this Form 10-K, the words “we,” “us,” “our,” the “Company” and “Microbot” refer to Microbot Medical Inc., including our directly and indirectly wholly owned subsidiary. Unless the context otherwise requires, the historical business, financial statements and operations of Microbot include Microbot Medical Ltd., an Israeli corporation (“Microbot Israel”) which became a wholly-owned subsidiary of the Company on November 28, 2016.

Risk Factors Summary

The following is a summary of the principal risks that could adversely affect our business, operations, and financial results. A more thorough discussion of these and other risks are listed under the section entitled “Risk Factors” commencing on page 20.

Risks Relating to Microbot’s Financial Position and Need for Additional Capital

●	There is substantial doubt regarding on our ability to continue as a going concern.

●	We are subject to litigation, which may divert management’s attention and, in the event of an adverse judgment or settlement for some or all of the $6,750,000 being litigated, will have a material adverse effect on our financial condition and our ability to continue our operations.

●	Microbot has had no revenue and has incurred significant operating losses since inception and is expected to continue to incur significant operating losses for the foreseeable future. The Company may never become profitable or, if achieved, be able to sustain profitability.

●	Microbot has a limited operating history outside of being a research and development-stage company, which may make it difficult to evaluate the prospects for the Company’s future viability.

●	Microbot needs additional funding. If Microbot is unable to raise capital when needed, it could be forced to delay, reduce or eliminate its product development programs or commercialization efforts.

●	An epidemic of the coronavirus disease is ongoing and may result in significant disruptions to our clinical trials or other business operations, which could have a material adverse effect on our business.

Risks Relating to the Development and Commercialization of Microbot’s Product Candidates

●	Unsuccessful animal studies, clinical trials or procedures relating to product candidates under development could have a material adverse effect on Microbot’s prospects.

●	Microbot’s business depends heavily on the success of its lead product candidate, the LIBERTY®. If Microbot is unable to commercialize the LIBERTY, or experiences significant delays in doing so, Microbot’s business will be materially harmed.

●	The results of Microbot’s research and development efforts are uncertain and there can be no assurance of the commercial success of Microbot’s product candidates.

●	Microbot’s ability to expand its technology platforms for other uses, including endovascular, cardiovascular and neurosurgery, may be limited.

●	Microbot’s One & Done technology is subject to a buy-back clause which, if triggered, could cause us to lose rights to the technology and delay or curtail the development of our products.

●	If the commercial opportunity for LIBERTY and any other commercial products that may be developed by Microbot is smaller than Microbot anticipates, Microbot’s future revenue from LIBERTY and such other products will be adversely affected and Microbot’s business will suffer.

●	Customers will be unlikely to buy the LIBERTY or any other product candidates unless Microbot can demonstrate that they can be produced for sale to consumers at attractive prices.

●	Microbot will rely on third party design houses for the redesign of the One & Done guidewire to other specific indications.

●	Microbot has relied on, and intends to continue to rely on, third-party manufacturers to produce its product candidates.

●	If Microbot’s product candidates are not considered to be a safe and effective alternative to existing technologies, Microbot will not be commercially successful.

●	Microbot may be subject to penalties and may be precluded from marketing its product candidates if Microbot fails to comply with extensive governmental regulations.

●	If Microbot is not able to both obtain and maintain adequate levels of third-party reimbursement for procedures involving its product candidates after they are approved for marketing and launched commercially, it would have a material adverse effect on Microbot’s business.

●	Clinical outcome studies for the LIBERTY may not provide sufficient data to make Microbot’s product candidates the standard of care.

●	Microbot products may in the future be subject to mandatory product recalls that could harm its reputation, business and financial results.

●	If Microbot’s future commercialized products cause or contribute to a death or a serious injury, Microbot will be subject to Medical Device Reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.

●	Microbot could be exposed to significant liability claims if Microbot is unable to obtain insurance at acceptable costs and adequate levels or otherwise protect itself against potential product liability claims.

●	If Microbot fails to retain certain of its key personnel and attract and retain additional qualified personnel, Microbot might not be able to pursue its growth strategy effectively.

Risks Relating to Microbot’s Intellectual Property

●	Termination of the license with respect to one or more of our technology platforms may result in Microbot ceasing its development efforts for the applicable product candidate(s).

●	Microbot may not meet its product candidates’ development and commercialization objectives in a timely manner or at all.

●	Intellectual property litigation and infringement claims could cause Microbot to incur significant expenses or prevent Microbot from selling certain of its product candidates.

●	If Microbot or TRDF are unable to protect the patents or other proprietary rights relating to Microbot’s product candidates, or if Microbot infringes on the patents or other proprietary rights of others, Microbot’s competitiveness and business prospects may be materially damaged.

●	Dependence on patent and other proprietary rights and failing to protect such rights or to be successful in litigation related to such rights may result in Microbot’s payment of significant monetary damages or impact offerings in its product portfolios.

Risks Relating to Operations in Israel

●	Microbot has facilities located in Israel, and therefore, political conditions in Israel may affect Microbot’s operations and results.

●	Political relations could limit Microbot’s ability to sell or buy internationally.

●	Israel’s economy may become unstable.

●	Exchange rate fluctuations between the U.S. dollar and the NIS currencies may negatively affect Microbot’s operating costs.

●	Funding and other benefits provided by Israeli government programs may be terminated or reduced in the future and the terms of such funding may have a significant impact on future corporate decisions.

●	Some of Microbot’s employees and officers are obligated to perform military reserve duty in Israel.

●	It may be difficult to enforce a non-Israeli judgment against Microbot or its officers and directors.

Risks Relating to Microbot’s Securities, Governance and Other Matters

●	If we fail to comply with the continued listing requirements of The Nasdaq Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

●	Anti-takeover provisions in the Company’s charter and bylaws under Delaware law may prevent or frustrate attempts by stockholders to change the board of directors or current management and could make a third-party acquisition of the Company difficult.

General Risks

●	Raising additional capital may cause dilution to the Company’s investors, restrict its operations or require it to relinquish rights to its technologies or product candidates.

●	Microbot operates in a competitive industry and if its competitors have products that are marketed more effectively or develop products, treatments or procedures that are similar, more advanced, safer or more effective, its commercial opportunities will be reduced or eliminated, which would materially harm its business.

●	Our business strategy in part relies on identifying, acquiring, and developing complementary technologies and products, which entails risks which could negatively affect our business, operations and financial condition.

●	Microbot operations in international markets involve inherent risks that Microbot may not be able to control.

●	Microbot’s financial results may be affected by fluctuations in exchange rates and Microbot’s current currency hedging strategy may not be sufficient to counter such fluctuations.

●	The market price for our Common Stock may be volatile.

●	The issuance of shares upon exercise of outstanding warrants and options could cause immediate and substantial dilution to existing stockholders.

PART I

Item 1. Description of Business.

The Company

Microbot is a pre-clinical medical device company specializing in the research, design and development of next generation robotic endoluminal surgery devices targeting the minimally invasive surgery space. Microbot is primarily focused on leveraging its robotic technologies with the goal of redefining surgical robotics while improving surgical outcomes for patients.

Microbot’s current technological platforms, LIBERTY®, NovaCross™, One & DoneTM, ViRobTM and TipCATTM, are comprised of proprietary innovative technologies. Utilizing the LIBERTY and One & Done platforms, Microbot is developing the first ever fully disposable robot for various endovascular interventional procedures. In addition, the Company is focused on the development of a Multi Generation Pipeline Portfolio utilizing all of its proprietary technologies.

Microbot has a patent portfolio of 58 issued/allowed patents and 51 patent applications pending worldwide, of which 6 issued/allowed patents and 34 patent applications relate to the LIBERTY device.

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

Technological Platforms and Product Pipeline

LIBERTY®

On January 13, 2020, Microbot unveiled what it believes is the world’s first fully disposable robotic system for use in endovascular interventional procedures, such as cardiovascular, peripheral and neurovascular. The LIBERTY robotic system features a unique compact design with the capability to be operated remotely, reduce radiation exposure and physical strain to the physician, reduce the risk of cross contamination, as well as the potential to eliminate the use of multiple consumables when used with its “One & Done” capabilities, which would be based in part on our One & Done and NovaCross platforms or possibly other guidewire/microcatheter technologies.

LIBERTY is designed to maneuver guidewires and over-the-wire devices (such as microcatheters) within the body’s vasculature. It eliminates the need for extensive capital equipment requiring dedicated Cath-lab rooms as well as dedicated staff. In addition, when combined with our One & Done technology or possibly other guidewire/microcatheter technologies, it is being designed to streamline Cath-lab procedures with tools that combines guidewire and microcatheter into a single device. With control over tip curvature and stiffness for maneuverability and access – and without the need for constant tool exchanges – when integrated into the LIBERTY device, the device may drastically reduce procedure time and costs while enhancing the operator experience.

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

LIBERTY is being designed to have the following attributes:

●	Compact size - Eliminates the need for large capital equipment in dedicated cath-lab rooms with dedicated staff.

●	Fully disposable - To our knowledge, the first and only fully disposable, robotic system for endovascular procedures.

●	Streamlines Cath-lab procedures – Can be made compatible with Microbot’s unique “One & Done” tool and/or NitiLoop’s NovaCross products or possibly other guidewire/microcatheter technologies, that combines guidewire and microcatheter into a single device. The One & Done tool, when integrated into the system, is expected to provide full control over tip curvature and stiffness for maneuverability and access without the need for constant tool exchanges, while enhancing the operator experience.

●	State of the art maneuverability - Provides linear, rotational and tip control of its One & Done tool when integrated into the system, as well as linear motion for an additional “over the wire” device.

●	Compatibility with a wide range of commercially-available guidewires, microcatheters and guide-catheters.

●	Enhanced operator safety and comfort – Aims to reduce exposure to ionizing radiation and the need for heavy lead vests otherwise to be worn during procedures, as well as reducing the exposure to Hospital Acquired Infections (HAI).

●	Ease of use - LIBERTY’s intuitive remote controls aims to simplify advanced procedures while shortening the physician’s learning curve.

●	Telemedicine compatible - Capable of supporting tele-catheterization, carried out remotely by highly trained specialists.

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

On December 22, 2021, we entered into a strategic collaboration agreement for technology co-development with Stryker Corporation, acting through its Neurovascular Division. Pursuant to the agreement, the collaborative development program between Stryker and us aims to integrate certain of Stryker’s instruments with our LIBERTY Robotic System to address certain neurovascular procedures. The activities contemplated by the Agreement shall be specified in one or more development plans derived from the terms and conditions set forth in the Agreement. We are still determining scheduling to move the collaboration forward.

In the first quarter of 2022, we filed our pre-submission package for the LIBERTY Robotic System with the FDA, addressing the regulatory pathway for the LIBERTY® Robotic System.

In March 2022, we held a laboratory session at a Boston-based academic center, at which several interventional radiologists attended. The session was designed to give the radiologists first-hand experience using the LIBERTY Robotic System. The system performed as expected on a vascular model and the positive real-time commentary provided to the Company’s clinical team was invaluable.

On October 13, 2022, we announced the completion of a pre-clinical animal study that was conducted in September 2022. The study was performed by a team of Key Opinion Leaders (KOLs) in the endovascular space at a research laboratory with FDA-required levels of planning, controlling, monitoring, and reporting (GLP standards), using a porcine model. During the animal study, the physicians conducted pre-determined 63 navigations to the targeted sites using the LIBERTY Robotic System and performed an equal number of procedures manually. The performance endpoint of the LIBERTY Robotic System after robotic navigation was successfully completed for 58 out of the 63 targets (92%), while 3 of the targets (4.8%) were not completed due to technical issues and 2 (3.2%) were not completed due to fluoroscopy related issues (non-device related). Post navigation intra-operative selective angiograms of the target vessels showed no definite evidence of acute vascular injury. Follow up angiograms of these vessels in post-procedure day-three showed normal vessel anatomy without signs of injury. Initial postmortem gross pathology examination of some of the target organs showed preliminary findings, which will be further investigated in the second quarter of 2023 in the pending histopathology analysis, and potentially an additional pre-clinical study.

In addition to the objective measurements, the performance and usability of the LIBERTY Robotic System were subjectively graded by each of the physicians, with their assessments accounting for features such as ease of navigation to the target, learning curve, and system stability. For the target sites reached, the physicians graded the LIBERTY Robotic system at the highest grade. The histopathology analysis of the target vessels was completed, and we are currently studying these results.

In October 2022, we submitted a follow-up pre-submission package for the LIBERTY® Robotic System to ensure that we remain aligned with the FDA as we prepare for our Investigational Device Exemption (IDE) submission and first-in-human clinical trial with the system, expected in 2023.

We are continuously exploring and evaluating additional innovative guidewire/microcatheter technologies to be integrated and combined with the LIBERTY robotic platform.

One & DoneTM Technology

On April 8, 2018, we acquired a patent-protected technology from CardioSert Ltd., a privately-held medical device company based in Israel that was part of a technological incubator supported by the Israel Innovation Authorities. The CardioSert technology contemplates a combination of a guidewire and microcatheter, technologies that are broadly used for surgery within a tubular organ or structure such as a blood vessel or duct. The CardioSert technology features a unique guidewire delivery system with steering and stiffness control capabilities which when developed is expected to give the physician the ability to control the tip curvature, to adjust tip load to varying degrees of stiffness in a gradually continuous manner. The technology was originally developed to support interventional cardiologists in crossing chronic total occlusions (CTO) during percutaneous coronary intervention (PCI) procedures and has the potential to be used in other spaces and applications, such as peripheral intervention, and neurosurgery. Our CardioSert tool is now trademarked as “One & DoneTM”.

Microbot is currently exploring the integration of the One & DoneTM technology into the LIBERTY endovascular robotic system for a range of potential applications in the cardiovascular, peripheral vascular and neurovascular spaces.

NovaCross™

On October 6, 2022, we purchased substantially all of the assets, including intellectual property, devices, components and product related materials of Nitiloop Ltd., an Israeli limited liability company. The assets include intellectual property and technology in the field of intraluminal revascularization devices with anchoring mechanism and integrated microcatheter, and the products or potential products incorporating the technology owned by Nitiloop and designated by Nitiloop as “NovaCross”, “NovaCross Xtreme” and “NovaCross BTK” and any enhancements, modifications and improvements.

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

On October 11, 2022, we announced that we are planning to focus our strategic efforts on the growing endovascular space and advancing the LIBERTY Robotic System to achieve its regulatory and commercial milestones, as well as expanding the LIBERTY ecosystem, and made a strategic decision to suspend the continued research and development of the SCS project, effective at that date. The SCS generally performed as expected during testing, both internally and externally, and we believe it continues to have potential clinical value as evidenced by the pre-clinical data submitted to the FDA, which allowed us to successfully apply for the Early Feasibility Study program administered by the FDA. However, the conflicting commercialization pathways between LIBERTY and the SCS due to different hospital call points, and the anticipated lengthier regulatory process of the SCS, led us to believe that focusing our strategic efforts on the LIBERTY Robotic System will provide us with a greater opportunity for success and future growth. We are exploring opportunities with the SCS assets with the focus on maximizing shareholders value, including seeking buyers for the assets, entering into joint ventures, licensing arrangements, spinning-off the assets into a new operating company or discontinue the project altogether.

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

Currently, Microbot is not pursuing the development of the TipCAT as a colonoscopy tool due to its focus on the endovascular intervention spaces, and as such it is currently exploring the use of the TipCAT for minimally invasive neurosurgical and endovascular applications to complement its other technologies.

Industry Overview

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

Microbot believes that with its portfolio of One & Done, NovaCross products and LIBERTY technologies, it is well-positioned to explore and develop such technologies as neurovascular access devices, with a focus on improving the ease and access and enhancing the safety of endovascular interventions.

Strategy

Microbot’s goal is to generate sales of its products, once they have received regulatory approval, by establishing, LIBERTY and perhaps other devices from its technological platforms, as the standard-of-care in the eyes of medical practitioners, patients and medical facilities, as well as getting the support of payors and insurance companies. Microbot believes that it can achieve this objective by working with hospitals to demonstrate the key benefits of its products. Microbot’s strategy includes the following key elements:

●	Continue to refine existing product candidates and develop additional surgical robotic solutions. As Microbot prepares to bring its initial product candidates through pre-clinical and clinical trials, if necessary, and eventually to market, it continues to focus on improving its product candidates to respond to clinical data and patient and physician feedback. Microbot also expects to continue to innovate in the surgical robotics field by continuing to find ways of using its technology to solve unmet needs, with the overarching goal of providing a safer, more effective and more efficient surgical environment for patients and physicians.

●	Establish and leverage relationships with key institutions and leading clinicians. Microbot’s objective will be to maintain clinical focus with leading hospitals and clinics so as to establish LIBERTY, as well as possibly other future products, as the standard of care in such institutions for their respective procedures. Microbot also expects to identify key clinicians with the relevant specialties (for instance interventional radiology) with the expectation that such clinical focus will accelerate the adoption of its candidate products.

●	Continuously invest in research and development. Microbot’s most significant expense has historically been research and development, and Microbot expects that this will continue in the foreseeable future, including expenses it expects to incur to improve on its prototype products in order to respond to clinical data, to develop additional applications using its technologies and to develop future product candidates.

●	Explore partnerships for the introduction of Microbot’s products. Microbot intends to focus its marketing and sales efforts initially on pursuing collaborations with global medical device companies that have established sales and distribution networks. Microbot will seek to enter collaborations and partnerships with strategic players that offer synergies with Microbot’s product candidates and expertise.

●	Seek additional IP and technologies to complement and strengthen Microbot’s current IP portfolio. Microbot intends to continue exploring new technologies, IP and know-how to add to its current portfolio through licensing, mergers and/or acquisitions and to allow Microbot to enter new spaces and strengthen its overall product portfolio.

Competition

LIBERTY Competitive Landscape

We believe the main competitor to the LIBERTY system is the CorPath GRX vascular robotics system by Corindus Vascular Robotics, a Siemens Healthineers company. To our knowledge, CorPath GRX system is FDA-approved and CE-marked for percutaneous coronary and vascular procedures, is CE-marked for neurovascular interventions and is pending FDA approval for neurovascular interventions. Another competitor is Robocath (CE Marked for PCI only). We believe these systems have drawbacks, such as limited maneuverability, the requirement to exchange and use multiple expensive surgical tools, being cumbersome to set-up and operate, and requiring significant capital expenditures. We further believe that these systems have captured a marginal market share to date.

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

One & DoneTM Competitive Landscape

Competition includes moveable-core guidewires from companies such as Boston Scientific and Rapid Medical, and steerable and deflectable sheaths and catheters from companies such as Bendit Technologies, Agile Devices and Merit Medical. To our knowledge, the One & Done device is the only device that combines an inner moveable guidewire and an outer microcatheter, with the ability to control the shape and stiffness of the distal tip in a continuous, gradual manner, and intends to compete on that basis.

TipCAT Competitive Landscape

Microbot has not at this time completed its evaluation of the current competitive landscape in the endovascular space for potential uses of the TipCAT.

Intellectual Property

General

The SCS and TipCAT are based on technological platforms licensed from The Technion Research and Development Foundation Ltd., or TRDF, as further discussed below. The LIBERTY platform core technology is co-owned by Microbot and TRDF. The One & DoneTM device is based on technologies acquired by Microbot from CardioSert. The NovaCross® device is based on technologies acquired by Microbot from Nitiloop Ltd. Microbot plans to develop other medical-robotic solutions through internal research and development, to strengthen its intellectual property position, and to continue exploring strategic collaborations and accretive acquisition opportunities. Microbot currently holds an intellectual property portfolio of 58 patents issued/allowed and 48 patent applications pending worldwide. Microbot also holds 5 design patents issued/allowed and 6 design patents pending worldwide. It also has registered trademarks in Israel, Europe and the US relating to its LIBERTY platform, and also has trademarks relating to its proprietary Microbot Medical tradename and logo registered in Israel, Europe, and the UK, and pending in the US and China, in addition to having registered trademarks for the “One & Done” name in Israel, Europe and Japan, and pending in the US, UK, China, and Japan. Microbot also has a registered trademark in the US for the newly acquired NovaCross trademark.

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

Microbot’s issued U.S. patents, which cover Microbot’s product candidates, will expire between 2026 and 2040, not including any patent term adjustments that may be available. Issued patents outside of the United States directed to Microbot’s product candidates will expire between 2026 and 2040.

License Agreement with the Technion

In June 2012, Microbot entered into a license agreement with TRDF, the technology transfer subsidiary of The Technion Institute of Technology, pursuant to which it obtained an exclusive, worldwide, royalty-bearing, sub-licensable license to certain patents and inventions relating to the SCS and TipCAT technology platforms invented by Professor Moshe Shoham, a former director of and an advisor to the Company, and in certain circumstances other TRDF-related persons. Pursuant to the terms of the license agreement, in order to maintain the license with respect to each platform, Microbot must use commercially reasonable efforts to develop products covered by the license, including meeting certain agreed upon development milestones. The milestone for the TipCAT include commencing first in human clinical trials in December 2023. The milestones for the SCS include commencing first in human clinical trials by December 2024, and commencing a pivotal study by June 2027. Failure to meet any development milestone will give TRDF the right to terminate the license with respect to the technology underlying the missed milestone.

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

In addition to the licensed SCS and TipCAT technologies, the LIBERTY platform, which was invented by employees of Microbot together with Professor Moshe Shoham of the Technion, in his capacity as a consultant to Microbot, is co-owned by Microbot and TRDF, and the parties established the LIBERTY platform as a “Joint Invention” in accordance with the terms of the License Agreement. Once the Joint Invention is established, Microbot will have to pay TRDF royalties of between 1.5% and 3.0% of net sales of products covered by this Joint Invention.

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

Microbot Israel has received grants from the Israeli Innovation Authority (“IIA”) for participation in research and development since 2013 through December 31, 2022 totaling approximately $1,500,000. In addition, on January 4, 2018, Microbot Israel assumed the repayment obligations under CardioSert’s IIA grants in the aggregate amount of approximately $530,000, and on October 6, 2022, Microbot Israel assumed the repayment obligations under Nitiloop’s IIA grants in the aggregate amount of approximately $925,000.

In relation to the IIA grants described above, we are obligated to pay royalties amounting to 3.0%-3.5% of our future sales of the products relating to such grants. The grants are linked to the exchange rate of the dollar to the New Israeli Shekel and bear interest of Libor per annum.

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

For the fiscal years ended December 31, 2022 and 2021, respectively, Microbot incurred research and development expenses of approximately $7,736,000 and $6,153,000.

Strategic collaboration agreement with Stryker

On December 22, 2021, the Company entered into a strategic collaboration agreement for technology co-development with Stryker Corporation, acting through its Neurovascular Division. Pursuant to the agreement, the collaborative development program between the Company and Stryker aims to integrate certain of Stryker’s instruments with the Company’s LIBERTY® Robotic System to address certain neurovascular procedures. The parties conducted discussions to define the development plan and are considering next steps.

LIBERTY

The LIBERTY prototype system was tested at our laboratories in an in-vitro silicone model, using off-the-shelf guidewires and microcatheters, and showing an ability to successfully provide linear and rotational movements of the guidewires and linear motion of the microcatheters. During 2022, we conducted several simulated trials using silicone models as well as animal trials to validate the design and obtain valuable feedback.

The LIBERTY prototype is designed to control the One & DoneTM tool; however, the One & DoneTM tool is not currently expected to be integrated into the current version of the LIBERTY device. Future versions are expected to control the NovaCross products that were acquired by us in 2022. Additionally, we are exploring and evaluating additional innovative guidewire/microcatheter technologies to be integrated and combined with the LIBERTY robotic platform to further enhance the performance of the system.

Since the One & DoneTM tool was originally designed for chronic total occlusion, we are currently working with subcontractors and guidewire design-houses to perfect the performance of the One & DoneTM tool to the indication that will be selected for the LIBERTY platform. These may include procedures in the peripheral, coronary or neurovascular spaces.

SCS

See “–Technological Platforms and Product Pipeline–ViRob” above with respect to the SCS technology and research and development status.

Manufacturing

Microbot does not have any manufacturing facilities or manufacturing personnel. Microbot currently relies, and expects to continue to rely, on third parties for the manufacturing of its product candidates for preclinical and clinical testing, as well as for commercial manufacturing if its product candidates receive marketing approval.

During 2022 Microbot initiated the transfer to production by means of designing and building molds for plastic injection of parts which is a more cost-effective method for producing high quantities compared to conventional machined production of these parts. Some molds are already operative while others are being designed and built. We expect completing the molds during 2023.

Also, Microbot Medical initiated discussions with subcontractor that we believe are suited to assemble and test our products under applicable regulatory requirements and regulations.

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

In order to commercialize medical devices in the European Union, a CE Mark certificate is needed. This certification verifies that a device meets all regulatory requirements for medical devices under the new Medical Devices Regulation (MDR 2017/745). The CE approval process in Europe is summarized below:

1.	To obtain CE Marking certification, comply with European Commission Regulation (EU) No. 2017/745, commonly known as the Medical Device Regulation (MDR).

2.	Appoint a Person Responsible for Regulatory Compliance (PRRC). Determine classification of device - Class I (self-certified); Class I (sterile, measuring or reusable surgical instrument); Class IIa, Class IIb, or Class III.

3.	For all devices, implement a Quality Management System (QMS) in accordance with the MDR. Companies usually apply the EN ISO 13485 standard to achieve compliance. The QMS must include Clinical Evaluation, Post-Market Surveillance (PMS) and Post Market Clinical Follow-up (PMCF) plans. Make arrangements with suppliers about unannounced Notified Body audits. For Class I (self-certified), implement a QMS though Notified Body intervention is not required.

4.	Prepare a CE Technical Documentation or Design Dossier (Class III) providing information about the device and its intended use plus testing reports, Clinical Evaluation Report (CER), risk management file, Instruction For Use (IFU), labeling and more. Obtain a Unique Device Identifier (UDI) for the device. All devices, even legacy products in use for decades, will require clinical data. Most of these data should refer to the subject device. Clinical studies are generally required for implantable and Class III devices. Existing clinical data may be acceptable. Clinical trials in Europe must be pre-approved by a European Competent Authority.

5.	If the company does not have a location in Europe, appoint an Authorized Representative (EC REP) located in the EU who is qualified to handle regulatory issues. Place the EC REP name and address on device label. Obtain a Single Registration Number from the regulators.

6.	For all devices except Class I (self-certified), the QMS and Technical Documentation or Design Dossier must be audited by a Notified Body, a third party accredited by European authorities to audit medical device companies and products.

7.	For all devices except Class I (self-certified), the company will be issued a European CE Marking Certificate for the device and an ISO 13485 certificate for the company’s facility following successful completion of the Notified Body audit. ISO 13485 certification must be renewed every year. CE Marking certificates are typically valid for a maximum of 5 years, but are typically reviewed during the annual surveillance audit.

8.	Prepare a Declaration of Conformity, a legally binding document prepared by the manufacturer stating that the device is in compliance with the applicable European requirements. At this time, the CE Marking may be affixed.

9.	Register the device and its Unique Device Identifier (UDI) in the EUDAMED database. UDI must be on label and associated with the regulatory documents.

10.	For Class I (self-certified), annual NB audits are not required. However, CER, Technical File, and PMS activities must be kept updated. For all other classes, the company will be audited each year by a Notified Body to ensure ongoing compliance with the MDR. Failure to pass the audit will invalidate the CE Marking certificate. The company must perform Clinical Evaluation, PMS, and PMCF.

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

Human Capital

Employees

As of March 30, 2023, we had 21 employees (including full-time and hourly employees)

Microbot’s Chief Executive Officer, President and Chairman, Harel Gadot, along with 4 full-time employees, are based in the United States, with Microbot’s U.S. office located in Hingham, Massachusetts. Additionally, Microbot had 14 full-time employees and 2 hourly employees based in its office located in Yokneam, Israel. These employees oversee day-to-day operations of the Company and leading engineering, manufacturing, intellectual property and administration functions of the Company. As required, Microbot also engages consultants to provide services to the Company, including regulatory, legal and corporate services. We are subject to labor laws and regulations within our locations in the U.S. and Israel. These laws and regulations principally concern matters such as pensions, paid annual vacation, paid sick days, length of the workday and work week, minimum wages, overtime pay, insurance for work-related accidents, severance pay and other conditions of employment. Microbot has no unionized employees.

We believe we are able to attract and retain top talent by creating a culture that challenges and engages our employees, offering them opportunities to learn, grow and achieve their career goals.

Compensation, Benefits and Wellbeing

We provide competitive compensation for our employees. We offer annual bonuses and stock-based compensation for eligible employees.

Leadership, Training and Development

We aim to provide our employees with advanced professional and development skills, so that they can perform effectively in their roles and build their capabilities and career prospects for the future.

Diversity, Equity and Inclusion

We strive to encourage a diversity of views and to create an equal opportunity workplace. During the past year, we have increased the total number of women in management positions.

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

As stated elsewhere in this Annual Report on Form 10-K, we have not generated any revenues, have sustained losses and have accumulated a significant deficits since our inception. Also, we estimate that our cash resources are only sufficient to fund our operations for approximately 4 months from the date of this Annual Report and as a result, our continued existence is dependent upon our ability to obtain additional debt or equity financing and to ultimately become a commercially viable organization.

There can be no assurance that the additional necessary debt or equity financing will be available, or will be available on terms acceptable to us, in which case we may be unable to meet our obligations or fully implement our business plan, if at all, beyond such 4 month period. Additionally, should we be unable to realize our assets and discharge our liabilities in the normal course of business, the net realizable value of our assets may be materially less than the amounts recorded in our financial statements. As a result of the foregoing and our current cash position, these conditions raise substantial doubt about Microbot’s ability to continue as a going concern beyond approximately the next 4 months, which could adversely affect our ability to raise capital, expand our business and develop our planned products.

We are subject to litigation, which may divert management’s attention and, in the event of an adverse judgment or settlement for some or all of the $6,750,000 being litigated, have a material adverse effect on our financial condition and our ability to continue our operations.

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

Microbot has incurred significant operating losses since its inception and expects to incur significant losses for the foreseeable future as Microbot continues its preclinical and clinical development programs for its existing product candidates, primarily the LIBERTY device; its research and development of any other future product candidates; and all other work necessary to obtain regulatory clearances or approvals for its product candidates in the United States and other markets. In the future, Microbot intends to continue conducting micro-robotics research and development; performing necessary animal and clinical testing; working towards medical device regulatory compliance; and, if LIBERTY or other future product candidates are approved or cleared for commercial distribution, engaging in appropriate sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in Microbot incurring further significant losses for the foreseeable future.

Microbot is a development-stage medical device company and currently generates no revenue from product sales, and may never be able to commercialize LIBERTY or other future product candidates. Microbot does not currently have the required approvals or clearances to market or test in humans the LIBERTY or any other future product candidates and Microbot may never receive them. Microbot does not anticipate generating significant revenues until it can successfully develop, commercialize and sell products derived from its product pipeline, of which Microbot can give no assurance. Even if Microbot or any of its future development partners succeed in commercializing any of its product candidates, Microbot may never generate revenues significant enough to achieve profitability.

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

Microbot has a limited operating history outside of being a development-stage, pre-clinical, research and development company, which may make it difficult to evaluate the prospects for the Company’s future viability.

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

Microbot’s operations to date have been limited to organizing the company, entering into licensing arrangements to initially obtain rights to its technologies, developing and securing its technologies, raising capital, developing regulatory and reimbursement strategies for its product candidates, preparing for pre-clinical and clinical trials of product candidates from time to time and, most recently, commencing pre-commercialization planning for the LIBERTY device. Microbot has not yet demonstrated its ability to successfully complete development of any product candidate, obtain marketing clearance or approval, manufacture a commercial-scale product or arrange for a third party to do so on its behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about Microbot’s future success or viability may not be as accurate as they could be if Microbot had a longer operating history.

Microbot will need additional funding. If Microbot is unable to raise capital when needed, it could be forced to delay, reduce or eliminate its product development programs or commercialization efforts.

To date, Microbot has funded its operations primarily through offerings of debt and equity securities and grants. Microbot does not know when, or if, it will generate any revenue, but does not expect to generate significant revenue unless and until it obtains regulatory clearance or approval of and commercializes one of its current or future product candidates. It is anticipated that the Company will continue to incur losses for the foreseeable future, and that losses will increase as it continues the development of, and seeks regulatory review of, its product candidates, and begins to commercialize any approved or cleared products following a successful regulatory review.

Microbot expects the research and development expenses of the Company to continue to increase substantially in future periods as it conducts pre-clinical studies in large animals and potentially clinical trials for its product candidates, and especially if it initiates additional research programs for future product candidates. This is the case even with the recent suspension of the research and development program relating to the SCS device. In addition, if the Company obtains marketing clearance or approval for any of its product candidates, it expects to incur significant commercialization expenses related to product manufacturing, marketing and sales. Microbot may also require additional funds for operations if it loses its current lawsuit with Empery and Hudson Bay, discussed in great detail elsewhere in this Annual Report on Form 10-K. Furthermore, Microbot incurs substantial costs associated with operating as a public company in the United States. Accordingly, the Company may need to obtain substantial additional funding in connection with its continuing operations through its projected profitability, of which it can give no assurance of success. If the Company is unable to raise capital when needed or on attractive terms, it could be forced to delay, reduce or eliminate its research and development programs or any future commercialization efforts.

The Company intends to continue to opportunistically strengthen its balance sheet by raising additional funds through equity offerings, including possibly through its existing At-the-Market offering, or otherwise in order to meet expected future liquidity needs, including the introduction of LIBERTY. The Company’s future capital requirements, generally, will depend on many factors, including:

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

We may still be subject to significant disruptions to our clinical trials or other business operations as a result of the COVID-19 pandemic, which could have a material adverse effect on our business.

Although we have not yet commenced clinical trials, in the event the coronavirus pandemic or another pandemic is continuing when we are prepared to commence such trials, the coronavirus disease may cause significant delays and disruptions to our clinical trials and our interactions with the FDA. If the patients involved with any such clinical trials become infected with the coronavirus disease, we may have more AEs and deaths in our clinical trials as a result. We may also face difficulties enrolling patients in our clinical trials if the patient populations that are eligible for our clinical trials are impacted by the coronavirus or other disease. Additionally, if our clinical trial patients are unable to travel to our clinical trial sites as a result of quarantines or other restrictions resulting from the coronavirus or other disease, we may experience higher drop-out rates or delays in our clinical trials, and some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services, which could impact our ability to determine the efficacy or safety of our LIBERTY device. Site initiation and patient enrollment may also be delayed due to prioritization of hospital resources toward the coronavirus disease outbreak.

Additionally, travel restrictions and expanded screenings may be implemented locally or worldwide in an effort to contain the coronavirus or other disease. As such, we and our contract research organizations may be unable to visit our trial sites and monitor the data from our trials on timely basis. Our employees may also face travel restrictions, which would impact our business. Furthermore, some of our manufacturers and suppliers are in Europe and Asia and may be impacted by port closures and other restrictions resulting from any such outbreak, which may disrupt our supply chain or limit our ability to obtain sufficient materials for our products.

The ultimate impact of the coronavirus disease outbreak or a similar health epidemic is highly uncertain and subject to change, and we cannot presently predict the scope and severity of any further potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage, including the suppliers, clinical trial sites, contract research organizations, regulators, including the FDA health care providers and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business and operations could be materially and negatively impacted, which could prevent or delay us from obtaining approval for our LIBERTY device.

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

Failure to successfully complete the studies or trials in a timely and cost-effective manner could have a material adverse effect on Microbot’s prospects with respect to the LIBERTY device or other product candidates. Because animal trials, clinical trials and other types of scientific studies are inherently uncertain, there can be no assurance that these trials or studies will be completed in a timely or cost-effective manner or result in a commercially viable product. Clinical trials or studies may experience significant setbacks even if earlier preclinical or animal studies have shown promising results. Furthermore, preliminary results from clinical trials may be contradicted by subsequent clinical analysis. Results from clinical trials may also not be supported by actual long-term studies or clinical experience. If preliminary clinical results are later contradicted, or if initial results cannot be supported by actual long-term studies or clinical experience, Microbot’s business could be adversely affected. Clinical trials also may be suspended or terminated by us, the FDA or other regulatory authorities at any time if it is believed that the trial participants face unacceptable health risks. The FDA may disagree with our interpretation of the data from our clinical trials, or may find the clinical trial design, conduct or results inadequate to demonstrate safety and effectiveness of the product candidate. The FDA may also require additional pre-clinical studies or clinical trials which could further delay approval of our product candidates.

Microbot’s business depends heavily on the success of its sole lead product candidate, the LIBERTY. If Microbot is unable to commercialize the LIBERTY, or experiences significant delays in doing so, Microbot’s business will be materially harmed.

Generally, after all necessary clinical and performance data supporting the safety and effectiveness of the LIBERTY device, or any other product candidate, are collected, Microbot must still obtain FDA clearance or approval to market the device and those regulatory processes can take several months to several years to be completed. Therefore, Microbot’s ability to generate product revenues will not occur for at least the next few years, if at all, and will depend heavily on the successful commercialization of the LIBERTY device, or any of our other product candidates from time to time. The success of commercializing any of our product candidates, include the LIBERTY device, will depend on a number of factors, including the following:

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

We recently suspended our SCS research and development program as a result of, among other things, some of the above factors, and our short and medium term success is no longer tied to multiple product candidates but rather just the LIBERTY device. If Microbot does not achieve one or more of these factors in a timely manner or at all, it could experience significant delays or an inability to successfully commercialize the LIBERTY or any other product candidate, which would materially harm its business.

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

Microbot’s ability to expand its technology platforms for other uses may be limited.

After spending time working with experts in the field, Microbot has decided to no longer pursue the use of TipCAT in colonoscopy and has instead committed to focus on expanding all of its technology platforms for use in segments of the endovascular, cardiovascular and neurosurgery markets. Microbot’s ability to expand its technology platforms for use in such markets will be limited by its ability to develop and/or refine the necessary technology, obtain the necessary regulatory approvals for their use on humans, and the marketing of its products and otherwise obtaining market acceptance of its product in the United States and in other countries.

At this time, Microbot does not know the extent of the clinical trial that the FDA will require it to submit in support of its future marketing applications for its LIBERTY product candidate, which creates uncertainty for Microbot as well as the possibility of increased product development costs and time to market.

Microbot has identified a predicate device for the LIBERTY device, which it intended to use in its 510(k) application. However, , there is no guarantee that the FDA will agree with the Company’s determination or that the FDA would accept the predicate device that Microbot intends to submit in its 510(k). The FDA also may request additional data in response to a 510(k) or require Microbot to conduct further testing or compile more data in support of its 510(k). It is unclear at this time whether and how various activities initiated or announced by the FDA to modernize the U.S. medical device regulatory system could affect the marketing pathway or timeline for our product candidate, given their nature.

The FDA requires clinical data to be submitted as part of the LIBERTY marketing submission, any type of clinical study performed in humans will require the investment of substantial expense, professional resources and time. In order to conduct a clinical investigation involving human subjects for the purpose of demonstrating the safety and effectiveness of a medical device, a company must, among other things, apply for and obtain Institutional Review Board, or IRB, approval of the proposed investigation. In addition, the sponsor of the investigation must also submit and obtain FDA approval of an Investigational Device Exemption, or IDE, application. Microbot may not be able to obtain FDA and/or IRB approval to undertake clinical trials in the United States for any new devices Microbot intends to market in the United States in the future. Moreover, the timing of the commencement, continuation and completion of any future clinical trial may be subject to significant delays attributable to various causes, including scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria, failure of patients to complete the clinical trial, delay in or failure to obtain IRB approval to conduct a clinical trial at a prospective site, and shortages of supply in the investigational device.

Thus, the addition of one or more mandatory clinical trials to the development timeline for the LIBERTY or any other product candidate would significantly increase the costs associated with developing and commercializing the product and delay the timing of U.S. regulatory authorization. The current uncertainty regarding near-term medical device regulatory changes by the FDA could further affect our development plans for the LIBERTY or any other product candidate, depending on their nature, scope and applicability. Microbot and its business, financial condition and operating results could be materially and adversely affected as a result of any such costs, delays or uncertainty.

Microbot’s One & Done technology is subject to a buy-back clause which, if triggered, could cause us to lose rights to the technology and delay or curtail the development of our products.

Pursuant to the agreement we entered into in January 2018 to acquire the One & Done technology, we are required to meet certain commercialization deadlines or CardioSert may terminate the agreement and buy back the technology for $1.00, subject to certain limited exceptions. One of the exceptions in the agreement is if “The First Commercial Sale does not occur within 50 months of the Effective Date” of the contract. 50 months have expired in 2022 and Microbot did not meet the commercialization deadlines.

Our failure to meet the applicable commercialization deadline could therefore result in the sale back of the technology to CardioSert. Although we have not yet been notified of any such election, any such sale could materially adversely affect our ability to develop and commercialize, or materially delay the development and commercialization of, our planned One & Done technology.

Microbot will depend upon the ability of third parties, including contract research organizations, collaborative academic groups, future clinical trial sites and investigators, to conduct or to assist the Company in conducting clinical trials for its product candidates, if such trials become necessary.

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

If the commercial opportunity for LIBERTY and any other commercial products that may be developed by Microbot is smaller than Microbot anticipates, Microbot’s future revenue from LIBERTY and such other products will be adversely affected and Microbot’s business will suffer.

If the size of the commercial opportunities in any of Microbot’s target markets is smaller than it anticipates, Microbot may not be able to achieve profitability and growth. It is difficult to predict the penetration, future growth rate or size of the market for Microbot’s product candidate.

The commercial success of LIBERTY or any other product candidates will require broad acceptance of the devices by the doctors and other medical professionals who specialize in the procedures targeted by each device, a limited number of whom may be able to influence device selection and purchasing decisions. If Microbot’s technologies are not broadly accepted and perceived as having significant advantages over existing medical devices, then it will not meet its business objectives. Such perceptions are likely to be based on a determination by medical facilities and physicians that Microbot’s product candidates are safe and effective, are cost-effective in comparison to existing devices, and represent acceptable methods of treatment. Microbot cannot assure that it will be able to establish the relationships and arrangements with medical facilities and physicians necessary to support the market uptake of its product candidates. In addition, its competitors may develop new technologies for the same markets Microbot is targeting that are more attractive to medical facilities and physicians. If doctors and other medical professionals do not consider Microbot product candidates to be suitable for application in the procedures we are targeting and an improvement over the use of existing or competing products, Microbot’s business goals will not be realized.

Customers will be unlikely to buy the LIBERTY or any other product candidates unless Microbot can demonstrate that they can be produced for sale to consumers at attractive prices.

To date, Microbot has focused primarily on research and development of the LIBERTY device and first generation versions of other current and former product candidates. Consequently, Microbot has no experience in manufacturing its product candidates, and intends to manufacture its product candidates through third-party manufacturers. Microbot can offer no assurance that either it or its manufacturing partners will develop efficient, automated, low-cost manufacturing capabilities and processes to meet the quality, price, engineering, design and production standards or production volumes required to successfully mass produce its commercial products. Even if its manufacturing partners are successful in developing such manufacturing capability and quality processes, including the assurance of GMP-compliant device manufacturing, there can be no assurance that Microbot can timely meet its product commercialization schedule or the production and delivery requirements of potential customers. A failure to develop such manufacturing processes and capabilities could have a material adverse effect on Microbot’s business and financial results.

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

Microbot will rely on third party design houses for the redesign of the One & Done guidewire to other specific indications.

Since the One & Done guidewire was originally designed for treating chronic total occlusions, the design will need to be modified to treat other indications. As we do not specialize in the design of guidewires and microcatheters, Microbot worked with two design houses that specialize in design and high volume production of guidewires and microcatheters to define the guidewire conceptual design. We are now exploring the option to progress with one of the two design houses to resume the next phases of the project. Such designs may require several design and regulatory iterations prolonging the product release and certification, which could delay the commercialization of our One & Done technology and possibly the LIBERTY device.

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

Additionally, the existing design of the CardioSert device was produced in very low quantities by the seller of the technology. Accordingly, the scaling-up to high volume production may require significant changes to the existing design and production methods. Microbot worked with two leading third party companies that specialize in design and high-volume production of guidewires and microcatheters to conceptually define the required changes and modifications, and we are considering to progress with one of these two design houses to define the next phases of the project. These design changes/modifications may have significant negative implications in price and time to market of the CardioSert system.

If Microbot’s product candidates are not considered to be a safe and effective alternative to existing technologies, Microbot will not be commercially successful.

The LIBERTY and our other product candidates rely on new technologies, and Microbot’s success will depend on acceptance of these technologies by the medical community as safe, clinically effective, cost effective and a preferred device as compared to products of its competitors. Microbot does not have long-term data regarding efficacy, safety and clinical outcomes associated with the use of LIBERTY or our other product candidates. Any data that is generated in the future may not be positive or may not support the product candidates’ regulatory dossiers, which would negatively affect market acceptance and the rate at which its product candidates are adopted. Equally important will be physicians’ perceptions of the safety of Microbot’s product candidates because Microbot’s technologies are relatively new. If, over the long term, Microbot’s product candidates do not meet surgeons’ expectations as to safety, efficacy and ease of use, they may not become widely adopted.

Market acceptance of Microbot’s product candidates will also be affected by other factors, including Microbot’s ability to convince key opinion leaders to provide recommendations regarding its product candidates; convince distributors that its technologies are attractive alternatives to existing and competing technologies; supply and service sufficient quantities of products directly or through marketing alliances; and price products competitively in light of the current macroeconomic environment, which is increasingly price sensitive.

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

Clinical outcome studies for the LIBERTY may not provide sufficient data to make such product candidates the standard of care.

Microbot’s business plan with respect to the LIBERTY relies on the broad adoption by surgeons of the products for their respective planned applications.

Clinical studies may not show an advantage in LIBERTY based procedures in a timely manner, or at all, and outcome studies have not been designed at this time, and may be too large and too costly for Microbot to conduct. Both situations could prevent broad adoption of the LIBERTY and materially impact Microbot’s business.

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

Microbot is dependent on its senior management, in particular Harel Gadot, Microbot’s Chairman, President and Chief Executive Officer, and Simon Sharon, its General Manager and Chief Technology Officer. Although Microbot believes that its relationship with members of its senior management is positive, there can be no assurance that the services of any of these individuals will continue to be available to Microbot in the future. Microbot’s future success will depend in part on its ability to retain its management and scientific teams, to identify, hire and retain additional qualified personnel with expertise in research and development and sales and marketing, and to effectively provide for the succession of senior management, when necessary. Competition for qualified personnel in the medical device industry is intense and finding and retaining qualified personnel with experience in the industry is very difficult. Microbot believes that there are only a limited number of individuals with the requisite skills to serve in key positions at Microbot, particularly in Israel, and it competes for key personnel with other medical equipment and technology companies, as well as research institutions.

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

Microbot entered into a license agreement with Technion Research and Development Foundation Ltd., or TRDF, in 2012 pursuant to which Microbot obtained an exclusive, worldwide, royalty-bearing, sub-licensable license to certain patents and inventions relating to the SCS and TipCAT technology platforms. Pursuant to the terms of the license agreement, in order to maintain the license with respect to each platform, Microbot must use commercially reasonable efforts to develop products covered by the license, including meeting certain agreed upon development milestones. TRDF has the option to terminate a license granted with respect a particular technology in the event Microbot fails to meet a development milestone associated with such technology. Therefore, the failure to meet development milestones may lead to a complete termination of the applicable license agreement and result in Microbot ceasing its development efforts for the applicable product candidate. The milestone for the TipCAT include commencing first in human clinical trials in December 2023. The milestones for the SCS include commencing first in human clinical trials by December 2024, and commencing a pivotal study by June 2027. Failure to meet any development milestone will give TRDF the right to terminate the license with respect to the technology underlying the missed milestone. TRDF has previously demonstrated flexibility with respect to amending the terms of the license to extend the milestone dates, although we can give no assurance at this time that TRDF will continue to be so flexible with respect to amending the terms of the license. We have informed TRDF of our suspension of our SCS research and development program and our plans exploring strategic alternatives for such product and technology. To-date, TRDF has not taken any action to so terminate the license, although we can give no assurance they will not do so.

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

If TRDF were to terminate the license agreement or if Microbot was to otherwise lose the ability to exploit the licensed patents, Microbot’s competitive advantage with respect to its SCS and TipCAT technology platforms could be reduced or terminated, and Microbot will likely not be able to find a source to replace the licensed technology.

Additionally, if there is any future dispute between Microbot and TRDF regarding the respective parties’ rights under the license agreement, Microbot’s ability to develop and commercialize the SCS and TipCAT may be materially harmed, although at this time no material development or commercialization of either platform is in effect.

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

Microbot has facilities located in Israel. In addition, one of its seven directors, its General Manager and Chief Technology Officer, Chief Medical Officer and its Chief Financial Officer, as well as substantially all of its research and development team and non-management employees, are residents of Israel. Accordingly, political, economic and military conditions in Israel will directly or indirectly affect Microbot’s operations and results. Most recently, for example, the current political situation in Israel where the ruling parties are attempting to implement laws that essentially allow the parliament to enact laws that are preemptively immune to judicial review could adversely affect our business and results of operations. In addition, since the establishment of the State of Israel, a number of armed conflicts have taken place between Israel and its Arab neighbors. An ongoing state of hostility, varying in degree and intensity has led to security and economic problems for Israel. For a number of years there have been continuing hostilities between Israel and the Palestinians. This includes hostilities with the Islamic movement Hamas in the Gaza Strip, which have adversely affected the peace process and at times resulted in armed conflicts. Such hostilities have negatively influenced Israel’s economy as well as impaired Israel’s relationships with several other countries. Israel also faces threats from Hezbollah militants in Lebanon, from ISIS and rebel forces in Syria, from the government of Iran and other potential threats from additional countries in the region. Moreover, some of Israel’s neighboring countries have recently undergone or are undergoing significant political changes. These political, economic and military conditions in Israel could have a material adverse effect on Microbot’s business, financial condition, results of operations and future growth.

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

Microbot’s research and development efforts from inception until now have been financed in part through such Israeli Innovation Authority royalty bearing grants in an aggregate amount of approximately $1,500,000 through December 31, 2022, In addition, as a result of our 2018 agreement with CardioSert and our 2022 agreement with Nitiloop, we took over the liability to repay CardioSert’s and Nitiloop’s IIA grants in the aggregate amount of approximately $530,000 and $925,000, respectively.

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

Our common stock is currently listed on the Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements. There can be no assurances that we will be able to comply with the applicable listing standards. In 2018, we effected a 1:15 reverse stock split to address our stock price falling below the minimum share price required by Nasdaq. Failure to again meet applicable Nasdaq continued listing standards could result in a delisting of our common stock. A delisting of our common stock from The Nasdaq Capital Market could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and fewer business opportunities. Additionally, if we are not eligible for quotation or listing on another exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the OTC Marketplace. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further.

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

Until such time, if ever, as the Company can generate substantial product revenues, it expects to finance its cash needs through a combination of equity offerings, including possibly through its existing At-the-Market offering, licensing, collaboration or similar arrangements, grants and debt financings. The Company does not have any committed external source of funds. To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the ownership interest of its stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of holder of the Company’s common stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting the Company’s ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends or other distributions, selling or licensing intellectual property rights, and other operating restrictions that could adversely affect the Company’s ability to conduct its business.

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

Our competitors may develop products, treatments or procedures that directly compete with our products and potential products and which are similar, more advanced, safer or more effective than ours. The medical device industry is very competitive and subject to significant technological and practice changes. Microbot expects to face competition from many different sources with respect to the LIBERTY and other products that it is seeking to develop or commercialize with respect to its other product candidates in the future.

Competing against large established competitors with significant resources may make establishing a market for any products that it develops difficult which would have a material adverse effect on Microbot’s business. Microbot’s commercial opportunities could also be reduced or eliminated if its competitors develop and commercialize products, treatments or procedures quicker, that are safer, more effective, are more convenient or are less expensive than the LIBERTY or any product that Microbot may develop. Many of Microbot’s potential competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than Microbot may have. Mergers and acquisitions in the medical device industry market may result in even more resources being concentrated among a smaller number of Microbot’s potential competitors.

Our business strategy in part relies on identifying, acquiring and developing complementary technologies and products, which entails risks which could negatively affect our business, operations and financial condition.

We have in the past and may again in the future pursue other acquisitions of businesses and technologies. Acquisitions entail numerous risks, including:

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

Litigation Resulting from 2017 Financing

We were named as the defendant in a lawsuit captioned Empery Asset Master Ltd., Empery Tax Efficient, LP, Empery Tax Efficient II, LP, Hudson Bay Master Fund Ltd., Plaintiffs, against Microbot Medical Inc., Defendant, in the Supreme Court of the State of New York, County of New York (Index No. 651182/2020). The complaint alleges, among other things, that we breached multiple representations and warranties contained in the SPA, of which the Plaintiffs participated, and fraudulently induced Plaintiffs into signing the Securities Purchase Agreement (the “SPA”) related to our June 8, 2017 equity financing (the “Financing”). The complaint seeks rescission of the SPA and return of the Plaintiffs’ $6.75 million purchase price with respect to the Financing. We are currently in the discovery phase. Management is unable to assess the likelihood that we will succeed at trial with respect to the SPA or the Financing, having previously lost another lawsuit with respect to the Financing.

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

On March 30, 2021, the Court issued an Order; and on March 31, 2021, the Clerk entered Judgement against Joseph Mona and in favor of Microbot in the amount of $484,614.30. On April 27, 2021, Mona filed an appeal of the Court’s Judgment, which is pending before the U.S. Court of Appeals for the Second Circuit.

In June 2021, the Magistrate issued an order permitting Mona to file an Amended Counterclaim Complaint, and rejected our request to execute on the Judgment. We filed a response to Mona’s amended counterclaim on July 21, 2021, and in February 2023 filed a motion for summary judgment on Mona’s fraud claim on the basis of inability to demonstrate reliance or loss causation. The motion is scheduled to be fully briefed and submitted on May 1, 2023.

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

As of March 28, 2023, there were approximately 102 holders of record of our common stock, and the closing price of our common stock as reported on the NASDAQ Capital Market was $2.25.

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

Equity Compensation Plan Information Table

The following table provides information about shares of our common stock that may be issued upon the exercise of options under all of our existing compensation plans as of December 31, 2022.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Plan Category
Equity compensation plans approved by security holders:
2017 Equity Incentive Plan	520,466	$10.45	103,252
2020 Omnibus Performance Award Plan	847,248	$6.17	573,404
Equity compensation plans not approved by security holders:
Microbot Israel Employee Stock Option Plan(1)	61,577	$0.01	-
Stock Options (2)	77, 846	$4.20	-
Total	1,507,137		676,656

(1)	Such options were originally issued by Microbot Israel under its Employee Stock Option Plan, and represented the right to purchase an aggregate of 500,000 of Microbot Israel’s ordinary shares. As of the effective time of the Merger, such options were retroactively adjusted to reflect the Merger and now represent the right to purchase shares of our common stock.
(2)	Such options were originally issued by Microbot Israel to MEDX Ventures Group LLC, of which Mr. Gadot is the Chief Executive Officer, Company Group Chairman and majority equity owner, and represented the right to purchase an aggregate of 486,263 of Microbot Israel’s ordinary shares. As of the effective time of the Merger, such options were retroactively adjusted to reflect the Merger and now represent the right to purchase shares of our common stock.

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

Overview

Microbot is a pre-clinical medical device company specializing in the research, design and development of next generation robotic endoluminal surgery devices targeting the minimally invasive surgery space. Microbot is primarily focused on leveraging its medical-robotic technologies with the goal of redefining surgical robotics while improving surgical outcomes for patients.

Microbot’s current technological platforms, LIBERTY®, One & DoneTM, NovaCross™, ViRobTM and TipCATTM, and, are comprised of proprietary innovative technologies. Utilizing the LIBERTY and One & DoneTM platforms, Microbot is developing the first ever fully disposable robotic system for various endovascular interventional procedures. In addition, the Company is focused on the development of a Multi Generation Pipeline Portfolio utilizing all of its proprietary technologies.

Microbot has a patent portfolio of 58 issued/allowed patents and 51 patent applications pending worldwide, of which 6 issued/allowed patents and 34 patent applications relate to the LIBERTY device.

Financial Operations Overview

Research and Development Expenses

Research and development expenses consist primarily of salaries and related expenses and overhead for Microbot’s research, development and engineering personnel, prototype materials and research studies, obtaining and maintaining Microbot’s patent portfolio. Microbot expenses its research and development costs as incurred.

General and Administrative Expenses

General and administrative expenses consist primarily of the costs associated with management salaries and benefits, professional fees for accounting, auditing, consulting, legal services, and insurance expenses.

Microbot expects that its general and administrative expenses will increase over the long-term, even if a period-to-period comparison may show a decrease, as it expands its operating activities, maintains compliance with exchange listing and SEC requirements. Microbot expects these potential increases will likely include management costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums and expenses associated with investor relations.

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

Results of Operations

Comparison of Years Ended December 31, 2022 and 2021

The following table sets forth the key components of Microbot’s results of operations for the years ended December 31, 2022 and 2021 (in thousands):

	For the Years Ended December 31,
	2022	2021	Change
Research and development expenses	$(7,736)	$(6,153)	$(1,583)
General and administrative expenses	(5,545)	(5,204)	(341)
Financing income, net	118	44	74
Capital loss	(5)	-	(5)

Research and Development Expenses. Microbot’s research and development expenses were approximately $7,736,000 for the year ended December 31, 2022, compared to approximately $6,153,000 for the same period in 2021. The increase in research and development expenses of approximately $1,583,000 in 2022 as compared to 2021 was primarily due to increased salaries and recruitment of employees, professional services and material expenses relating to the LIBERTY project, minimally offset by savings resulting from the suspension of our SCS research program. Microbot expects its research and development expenses to continue to increase over time as Microbot advances its development programs and begins pre-clinical and preparations for clinical trials for the LIBERTY.

General and Administrative Expenses. General and administrative expenses were approximately $5,545,000 for the year ended December 31, 2022, compared to approximately $5,204,000 for the same period in 2021. The increase in general and administrative expenses of approximately $341,000 in 2022 as compared to 2021 was primarily due to increased salaries, share-based compensation, and travel of $777,000, partially offset by a decrease of $436,000 in government fees and professional services. Microbot believes its general and administrative expenses may increase over time as it advances its programs, requiring additional investments in headcount, facilities and other general and administrative operating activities to support its growth, and as it continues to incur expenses associated with public-company compliance.

Financing Income. Financing income was approximately $118,000 for the year ended December 31, 2022, consisting of, income from interest, net totaling $54,000 and an exchange rate gain of $64,000, compared to approximately $44,000 for the year ended December 31, 2021, which consisted mainly of the reversal of $131,000 of other liability stemming from our 2016 merger with StemCells, offset by exchange rate expenses of $87,000.

Capital loss was approximately $5,000 for the year ended December 31, 2022, relating to assets disposal related to SCS suspension, compared to $0 of capital loss for the year ended December 31, 2021.

Liquidity and Capital Resources

Microbot has incurred losses since inception and negative cash flows from operating activities for the years ended December 31, 2022 and 2021. As of December 31, 2022 and 2021, Microbot had a net working capital of approximately $6,745,000 and $13,895,000, respectively, consisting primarily of cash, cash equivalents and marketable securities. Microbot anticipates that it will continue to incur net losses for the foreseeable future as it continues research and development efforts of its product candidates, hires additional staff, including clinical, scientific, operational, financial and management personnel, and continues to incur costs associated with being a public company.

Microbot has funded its operations through the issuance of capital stock, grants from the Israeli Innovation Authority, and convertible debt. Since inception (November 2010) through December 31, 2022, Microbot has raised net cash proceeds of approximately $59,094,000, and incurred a total cumulative loss of approximately $68,761,000. Microbot returned $3,375,000 (before interest) of such proceeds to an investor as a result of an adverse outcome in a litigation that concluded in the first quarter of 2020 and is still subject to an additional lawsuit seeking the return of an additional $6,750,000 of such proceeds. This litigation is in its discovery stages, and we cannot project what the eventual outcome will be, though management is vigorously defending its position that no return of capital is warranted.

Microbot Israel obtained from the Israeli Innovation Authority (“IIA”) grants for participation in research and development for the years 2013 through December 31, 2022 in the total amount of approximately $1,500,000 and, in return, Microbot Israel is obligated to pay royalties amounting to 3%-3.5% of its future sales up to the amount of the grant. The grant is linked to the exchange rate of the dollar to the New Israeli Shekel and bears interest at an annual rate of USD LIBOR. Under the terms of the grant and applicable law, Microbot is restricted from transferring any technologies, know-how, manufacturing or manufacturing rights developed using the grant outside of Israel without the prior approval of the Israel Innovation Authority. Microbot has no obligation to repay the grant, if the SCS project fails, is unsuccessful or aborted before any sales are generated. The financial risk is assumed completely by the IIA. In addition, in February 2023, Microbot Israel was awarded an NIS 300,000 grant from Israel’s Ministry of Economy to encourage the Company’s marketing activities and enhance the commercialization of the LIBERTY Robotic System in the US market, within the scope of its “Smart Money” program.

To date, we have not generated revenues from our operations. As of December 31, 2022, we had unrestricted cash, cash equivalents and marketable securities of approximately $8,202,000, excluding encumbered cash, which management believes is sufficient to fund our operations for less than four months from the date of this Annual Report on Form 10-K. However, in the event we are unsuccessful in our current litigation discussed above, pursuant to which certain investors are seeking the return of $6,750,000 in proceeds we received from them in a 2017 stock offering, we will not have funds to continue our operation. As a result of the foregoing and our current cash position, these conditions raise substantial doubt about Microbot’s ability to continue as a going concern beyond approximately the next 4 months, which could adversely affect our ability to raise capital, expand our business and develop our planned products.

Microbot plans to continue to fund its research and development and other operating expenses, other development activities relating to additional product candidates, and the associated losses from operations, through its existing cash and possibly additional grants. Microbot intends to also raise capital through future issuances of debt and/or equity securities including registered offerings under its existing Registration Statement on Form S-3 for up to $75 million of securities, which it may draw down from time to time subject to limitations on our use of Registration Statements on Form S-3 as a result of our public float. The capital raises from issuances of convertible debt and equity securities could result in additional dilution to Microbot’s shareholders. In addition, to the extent Microbot determines to incur additional indebtedness, Microbot’s incurrence of additional debt could result in debt service obligations and operating and financing covenants that would restrict its operations. Microbot can provide no assurance that financing will be available in the amounts it needs or on terms acceptable to it, if at all. If Microbot is not able to secure adequate additional working capital when it becomes needed, it may be required to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned research programs. Any of these actions could materially harm Microbot’s business.

Cash Flows

The following table provides a summary of the net cash flow activity for each of the periods presented (in thousands):

	For the Years Ended December 31,
	2022	2021
Net cash flows from operating activities	$(11,549)	$(9,354)
Net cash flows from investing activities	(3,836)	3,200
Net cash flows from financing activities	4,324	-
Net decrease in cash and cash equivalents	$(11,061)	$(6,154)

Comparison of the Years Ended December 31, 2022 and 2021

Cash used in operating activities for the year ended December 31, 2022 was approximately $11,549,000, compared to $9,354,000 in 2021. The increase was primarily from higher net losses in 2022, mostly related to increase in research and development relating to LIBERTY.

Net cash flows from investing activities increased in 2022 compared to 2021 primarily from the net purchases of marketable securities in 2022.

Net cash flows from financing activities increased in 2022 to approximately $4,324,000 due to the issuance of common stock and warrants to an institutional investor in October 2022. The Company did not raise capital in 2021.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Microbot’s cash and cash equivalents as of December 31, 2022 consisted of readily available checking and money market funds. Microbot’s primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in Microbot’s portfolio, a sudden change in market interest rates would not be expected to have a material impact on Microbot’s financial condition and/or results of operations. Microbot does not believe that its cash or cash equivalents have significant risk of default or illiquidity. While Microbot believes its cash and cash equivalents do not contain excessive risk, Microbot cannot provide absolute assurance that in the future its investments will not be subject to adverse changes in market value. In addition, Microbot maintains significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

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

Effects of Inflation

Inflation generally affects Microbot by increasing its research and development expenses. Microbot does not believe that inflation and changing prices had a significant impact on its results of operations for any periods presented herein, but may have a significant, adverse impact in 2023.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements and supplementary data required by this item are included in this Annual Report on Form 10-K immediately following Part IV and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2022. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the management of the Company, have determined that as of December 31, 2022, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a – 15(f) of the Exchange Act). There are inherent limitations to the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. We have assessed the effectiveness of our internal controls over financial reporting (as defined in Rule 13a -15(f) of the Exchange Act) as of December 31, 2022, and have concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Board of Directors

We currently have seven directors serving on our Board. The following table lists the names, ages and positions of the individuals who serve as directors of the Company, as of March 30, 2023:

Name	Age	Position
Harel Gadot	51	President, Chief Executive Officer and Chairman of the Board of Directors
Yoseph Bornstein(1)(3)	65	Director
Scott Burell(1)(2)	58	Director
Martin Madden(1)(3)	62	Director
Prattipati Laxminarain(2)	65	Director
Aileen Stockburger(3)	60	Director
Tal Wenderow(2)	48	Director

(1)	Member of Audit Committee.
(2)	Member of Corporate Governance Committee.
(3)	Member of Compensation Committee.

We have a classified Board, with each of our directors serving a staggered three-year term. The following table shows the current composition of the three classes of our Board:

Class I Directors (terms scheduled to expire in 2025):

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

Yoseph Bornstein, became a director of the Company following the Merger. Mr. Bornstein is a co-founder of Microbot Israel and has been a member of the Board of Directors since Microbot Israel was founded in November 2010. Mr. Bornstein founded Shizim Ltd., a life science holding group in October 2000 and has served as its CEO and director since then. Mr. Bornstein is the Chairman of, and through Shizim owns a stake in: GCP Clinical Studies Ltd., a provider of clinical research services and educational programs in Israel since January 2002; Biotis Ltd., a service company for the bio-pharmaceutical industry, since June 2000; Dolphin Medical Ltd., which supplies the medical device industry, since April 2012, and LSA – Life Science Accelerator Ltd., since 2000. He is the Chairman of ASIS Enterprises B.B.G. Ltd., a business development company focusing on creating business ties between Israeli and Japanese entities, since August 2007. Mr. Bornstein is a co-founder and director of XACT Robotics, which is developing a novel platform technology for robotic needle steering in minimally invasive interventional procedures. In October 1992, Mr. Bornstein founded Pharmateam Ltd., an Israeli company that specialized in representing international pharmaceutical companies which was sold in 2000. Mr. Bornstein is also a founder of a number of other privately held life-science companies. Mr. Bornstein served as the Biotechnology Committee Chairman of the United States-Israel Science & Technology Commission (the “USISTC”) from September 2002 to February 2005 as well as a consultant for USISTC from September 2002 to February 2005. He is also the founder of ILSI-Israel Life Science Industry Organization (who was integrated into IATI) and ITTN-Israel Tech Transfer Organization. He founded in July 2014 ShizimXL Ltd., an international medical device innovation center, and founded in January 2020 ShizimVS Ltd., a digital health innovation center. Mr. Bornstein is an external director in Can-fit BioPharma Ltd. (Nasdaq:CANF). The Company believes that Mr. Bornstein is qualified to serve as a member of the Board due to his extensive experience in, and knowledge of, the life sciences industry and international business.

Scott R. Burell, became a director of the Company following the Merger. Since August 1, 2018, Mr. Burell has been the Chief Financial Officer and Secretary of AIVITA Biomedical, Inc., an Irvine California-based immuno-oncology company focused on the advancement of commercial and clinical-stage programs utilizing curative and regenerative medicines. From November 2006 until its sale to Invitae Corp. (NASDAQ: NVTA) in November 2017, he was the Chief Financial Officer, Secretary and Treasurer of CombiMatrix Corporation (NASDAQ: CBMX), a family health-focused clinical molecular diagnostic laboratory specializing in pre-implantation genetic screening, prenatal diagnosis, miscarriage analysis, and pediatric developmental disorders. He successfully led the split-off of CombiMatrix in 2007 from its former parent, has led several successful public and private debt and equity financing transactions as well as CombiMatrix’s reorganization in 2010. Prior to this, Mr. Burell had served as CombiMatrix’s Vice President of Finance since November 2001 and as its Controller from February 2001 to November 2001. From May 1999 to first joining CombiMatrix in February 2001, Mr. Burell was the Controller for Network Commerce, Inc. (NASDAQ: SPNW), a publicly traded technology and information infrastructure company located in Seattle. Prior to this, Mr. Burell spent nine years with Arthur Andersen’s Audit and Business Advisory practice in Seattle. During his tenure in public accounting, Mr. Burell worked with many clients, both public and private, in the high-tech and healthcare markets, and was involved in numerous public offerings, spin-offs, mergers and acquisitions. Mr. Burell obtained his Washington state CPA license in 1992 and is a certified public accountant (currently inactive). He holds Bachelor of Science degrees in Accounting and Business Finance from Central Washington University. The Company believes Mr. Burell’s qualifications to serve on the Board include his experience as an executive of a public life sciences company and knowledge of financial accounting in the medical technology field.

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

Executive Officers

Following are the name, age and other information for our executive officers, as of March 31, 2023. All company officers have been appointed to serve until their successors are elected and qualified or until their earlier resignation or removal. Information regarding Harel Gadot, our Chairman, President and Chief Executive Officer, is set forth above under “Board of Directors.”

Name	Age	Position
Harel Gadot	51	President, Chief Executive Officer and Chairman of the Board of Directors
Rachel Vaknin	44	Chief Financial Officer
Simon Sharon	63	Chief Technology Officer and General Manager, Microbot Israel
Eyal Morag	58	Chief Medical Officer

Rachel Vaknin, has served as the Company’s Chief Financial Officer since April 2022 and before that was its VP Finance since January 2022. From September 2017 to December 2021, Ms. Vaknin served as the Chief Financial Officer at Imagry, an Israeli-American autonomous technologies software provider. From April 2004 through December 2016, Ms. Vaknin was the FP&A Department Manager at Mellanox Technologies Ltd., an Israeli-American multinational supplier of computer networking products acquired by Nvidia in 2020, where she was responsible, among other things, for budget planning, budget control, building and maintaining business intelligence key performance indicators, leading teams with respect to preparing quarterly financial statements, obtaining and managing grant monies, and Sarbanes-Oxley controls.

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

Audit Committee

The Audit Committee is composed of Messrs. Burell, Madden and Bornstein. Each of the members of the Audit Committee is independent, and the Board has determined that Mr. Burell is an “audit committee financial expert,” as defined in SEC rules. The Audit Committee acts pursuant to a written charter which is available through our website at www.microbotmedical.com. The Audit Committee held four meetings during the fiscal year ended December 31, 2022.

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

Compensation Committee

The Compensation Committee is composed of Messrs. Madden (Chairman), Bornstein and Stockburger. Each of the members of the Compensation Committee is independent. The Compensation Committee acts pursuant to a written charter which is available through our website at www.microbotmedical.com. The Compensation Committee held two meetings during the fiscal year ended December 31, 2022 and acted by unanimous written consent two times.

The Compensation Committee acts pursuant to a written charter. The Compensation Committee makes recommendations to the Board of Directors and management concerning salaries in general, determines executive compensation and approves incentive compensation for employees and consultants.

Corporate Governance Committee

The Corporate Governance Committee is composed of Messrs. Laxminarain, Burell and Wenderow. Each of the members of the Corporate Governance Committee is independent. The Corporate Governance Committee acts pursuant to a written charter which is available through our website at www.microbotmedical.com. The Corporate Governance Committee acted by unanimous written consent one time during the fiscal year ended December 31, 2022.

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

Code of Business Conduct and Ethics

We have adopted a Code of Ethics and Conduct that applies to all of our directors, officers, employees, and consultants. A copy of our code of ethics is posted on our website at www.microbotmedical.com. We intend to disclose any substantive amendment or waivers to this code on our website. There were no substantive amendments or waivers to this code in 2022.

Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC reports of ownership of our securities and changes in reported ownership. Executive officers, directors and greater than 10% beneficial owners are required by SEC rules to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of the copies of such forms furnished to us, or written representations from the reporting persons that no Form 5 was required, we believe that, during the fiscal year ended December 31, 2022, with the exception of one untimely Form 3 for Ms. Vaknin, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners have been met.

Item 11. Executive Compensation.

The following table sets forth information regarding each element of compensation that was paid or awarded to the named executive officers of the Company for the periods indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)

Harel Gadot	2022	542,000	386,000	(2)	–	971,217	–	13,800	(3)	1,913,017
CEO, President & Chairman	2021	534,000	300,000	(4)	–	959,618	–	13,800	(3)	1,807,418

Simon Sharon	2022	348,197	89,721		–	65,114	–	23,298	(5)	526,330
CTO and General Manager	2021	365,472	110,293		–	58,142	–	26,106	(5)	560,013

Eyal Morag	2022	401,517	89,164		–	90,836	–	19,752	(5)	601,269
Chief Medical Officer	2021	453,000	91,000		–	46,000	–	23,059	(5)	613,059

Rachel Vaknin	2022	189,384	–		–	45,263	–	–		234,647
Chief Financial Officer	2021	-	–		–	-	–	–		-

(1)	Amounts shown do not reflect cash compensation actually received by the named executive officer. Instead, the amounts shown are the non-cash aggregate grant date fair values of stock option awards made during the periods presented as determined pursuant to ASC Topic 718 and excludes the effect of forfeiture assumptions. The assumptions used to calculate the fair value of stock option awards are set forth under Note 9 to the Consolidated Financial Statements of the Company included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
(2)	Represents Mr. Gadot’s bonus for the 2022 fiscal year, which amount was actually paid in 2023.
(3)	All Other Compensation includes Mr. Gadot’s monthly automobile allowance and tax gross-up.
(4)	Represents Mr. Gadot’s bonus for the 2021 fiscal year, which amount was actually paid in 2022.
(5)	All Other Compensation includes the executive’s yearly automobile allowance.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the named executive officers as of the end of the fiscal year ended December 31, 2022.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market value of Shares of Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

Harel Gadot	77,846	–	$4.20	1/01/2025	–	–	–	–
	120,847	-	15.75	9/14/2027	–	–	–	–
	166,666	–	9.64	2/25/2030	–	–	–	–
	166,250	23,750	8.48	02/01/2031	–	–	–	–
	32,500	67,500	6.48	01/26/2032	–	–	–	–
	-	160,000	3.73	12/21/2032	–	–	–	–
Simon Sharon	10,000	–	9.00	08/13/2028	–	–	–	–
	14,170	-	5.95	08/12/2029	–	–	–	–
	8,125	16,875	6.48	01/26/2032	–	–	–	–
					–	–	–	–
Eyal Morag	21,250	3,750	6.16	7/14/2030	–	–	–	–
	8,125	16,875	6.48	01/26/2032	–	–	–	–

Rachel Vaknin	6,500	13,500	6.48	01/26/2032	–	–	–	–
	-	10,000	4.80	07/18/2032	–	–	–	–
	-	13,000	3.73	12/21/2032	–	–	–	–

Executive Employment Agreements

The Company entered into an employment agreement (the “Gadot Agreement”) with Harel Gadot on November 28, 2016, to serve as the Company’s Chairman of the Board of Directors and Chief Executive Officer, on an indefinite basis subject to the termination provisions described in the Agreement. The Gadot Agreement was amended most recently on January 26, 2022, with a subsequent annual salary increase on December 21, 2022. Mr. Gadot’s annual base salary for 2022 was $515,000, and has been increased to $530,450 for 2023. The salary is reviewed on an annual basis by the Compensation Committee of the Company to determine potential increases taking into account such performance metrics and criteria as established by Mr. Gadot and the Company.

Effective as of January 26, 2022, Mr. Gadot shall also be entitled to receive a target annual cash bonus of up to a maximum amount of 75% of base salary, which maximum amount was paid for the 2022 fiscal year.

Mr. Gadot shall be further entitled to a monthly automobile allowance and tax gross up on such allowance of $1,150. Upon execution of the Gadot Agreement, he was granted options to purchase shares of common stock of the Company representing 5% of the issued and outstanding shares of the Company. Since then, the Compensation Committee of the Board of Directors considers the granting to Mr. Gadot of additional compensatory options on an annual basis. Most recently, in December 2022, the Company granted Mr. Gadot 160,000 options.

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

Rachel Vaknin Employment Agreement

We entered into an employment agreement (the “Vaknin Agreement”), as of January 2, 2022, with Ms. Vaknin, to serve as the Company’s Chief Financial Officer, on an indefinite basis subject to the termination provisions described in the Vaknin Agreement. The salary is reviewed on an annual basis by the Compensation Committee of the Company to determine potential increases taking into account such performance metrics and criteria as established by the Company. Pursuant to the terms of the Vaknin Agreement, Ms. Vaknin shall receive a base salary in 2022 of NIS 32,000 per month plus Global Overtime (as defined in the Vaknin Agreement) of NIS 8,000 per month. In January 2023, her annual base salary was increased to $170,000.

Ms. Vaknin shall also be entitled to receive a target annual cash bonus, based on certain milestones, of up to a maximum amount of 25% (increased from 20% in January 2023) of her annual salary.

Ms. Vaknin shall be further entitled to a monthly automobile allowance not to exceed NIS 1,000 per month plus expenses and applicable taxes, and originally was granted options to purchase 20,000 shares of common stock of the Company based on vesting and other terms set forth in the Vaknin Agreement. Since then, the Compensation Committee of the Board of Directors considers the granting to Ms. Vaknin of additional compensatory options on an annual basis. Most recently, in January 2023, the Company granted Ms. Vaknin 10,000 options.

Pursuant to the Vaknin Agreement, the Company shall pay an amount equal to 8.33% of Ms. Vaknin’s salary to be allocated for severance pay, 6.5% of Ms. Vaknin’s salary to be allocated for pension savings and 7.5% to be allocated to an educational fund. The Company may have additional payment obligations for disability insurance as specified in the Vaknin Agreement.

Either the Company or Ms. Vaknin may terminate the Vaknin Agreement at its discretion at any time by providing the other party with two months prior written notice of termination (the “Advance Notice Period”).

The Company may terminate the Vaknin Agreement “For Cause” (as defined in the Vaknin Agreement) at any time by written notice without the Advance Notice Period.

The Vaknin Agreement contains customary non-competition and non-solicit provisions pursuant to which Ms. Vaknin agrees not to compete and solicit with the Company. Ms. Vaknin also agreed to customary terms regarding confidentiality and ownership of intellectual property.

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

Pursuant to the terms of the Sharon Agreement, Mr. Sharon received in 2022 a combined base salary and overtime payment of NIS72,000 per month. Mr. Sharon is also entitled to receive an annual cash bonus of up to 35% of the annual combined salary and overtime payment, based on certain performance factors established and assessed by the Compensation Committee of the Board of Directors of the Company, which he received in full for the 2022 fiscal year. For 2023, his annual base salary increased to NIS74,160 per month.

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

Eyal Morag Employment Agreement

We entered into an employment agreement (the “Morag Agreement”), as of February 18, 2020, with Dr. Morag, to serve as the Company’s Chief Medical Officer, on an indefinite basis subject to the termination provisions described in the Morag Agreement. The salary is reviewed on an annual basis by the Compensation Committee of the Company to determine potential increases taking into account such performance metrics and criteria as established by the Company. Pursuant to the terms of the Morag Agreement, Dr. Morag shall receive a base salary in 2022 of NIS64,000 per month plus Global Overtime (as defined in the Morag Agreement) of NIS16,000 per month. For 2023, his annual base salary increased to NIS82,408 per month.

Dr. Morag shall also be entitled to receive a target annual cash bonus, based on certain milestones, of up to a maximum amount of 30% of his annual salary, which he received in full for the 2022 fiscal year.

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

The following table summarizes cash and equity-based compensation information for our outside directors, for the year ended December 31, 2022:

Name	Fees earned or paid in cash	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Yoseph Bornstein	$52,500	–	$49,787	–	–	–	$102,287
Scott Burell	$60,000	–	$49,787	–	–	–	$109,787
Martin Madden	$60,000	–	$49,787	–	–	–	$109,787
Prattipati Laxminarain	$45,000	–	$49,787	–	–	–	$94,787
Aileen Stockburger	$42,500	–	$50,305	–	–	–	$92,805
Tal Wenderow	$40,000	–	$50,313	–	–	–	$90,313

(1)	Amounts shown do not reflect cash compensation actually received by the director. Instead, the amounts shown are the non-cash aggregate grant date fair values of stock option awards made during the period presented as determined pursuant to U.S. GAAP. The assumptions used to calculate the fair value of stock option awards are described in Note 9 to the Consolidated Financial Statements of the Company included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Mr. Gadot received compensation for his services to the Company as set forth under the summary compensation table above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number of shares of our common stock beneficially owned, as of March 30, 2023, by (i) each of our directors and director nominees, (ii) each of our named executive officers, (iii) all of our current directors and executive officers as a group, and (iv) all those known by us to be to a beneficial owner of more than 5% of the Company’s common stock. In general, “beneficial ownership” refers to shares that an individual or entity has the power to vote or dispose of, and any rights to acquire common stock that are currently exercisable or will become exercisable within 60 days of March 30, 2023. We calculated percentage ownership in accordance with the rules of the SEC. The percentage of common stock beneficially owned is based on 8,130,628 shares outstanding as of March 30, 2023. In addition, shares issuable pursuant to options or other convertible securities that may be acquired within 60 days of March 30, 2023 are deemed to be issued and outstanding and have been treated as outstanding in calculating and determining the beneficial ownership and percentage ownership of those persons possessing those securities, but not for any other persons.

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

Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Common Stock Beneficially Owned
Armistice Capital, LLC(1)	799,180	9.83%
Chasing Value Asset Management Inc.(2)	610,657	8.59%
Harel Gadot(3)	700,956	8.88%
Yoseph Bornstein(4)	259,231	3.29%
Scott Burell(5)	17,203	*
Martin Madden(5)	17,203	*
Prattipati Laxminarain(5)	17,203	*
Aileen Stockburger(5)	11,478	*
Simon Sharon(5)	32,295	*
Eyal Morag(5)	29,375	*
Tal Wenderow(5)	10,245	*
Rachel Vaknin(5)	6,500	*
All current directors and executive officers as a group (10 persons)(5)	1,101,689	13.96%

*	Less than 1%.
(1)	Based on a Schedule 13G filed on February 14, 2023, Armistice Capital, LLC (“Armistice Capital”) and Steven Boyd share voting and dispositive power over 799,180 shares. Armistice Capital is the investment manager of Armistice Capital Master Fund Ltd. (the “Master Fund”), the direct holder of the Shares, and pursuant to an Investment Management Agreement, Armistice Capital exercises voting and investment power over the securities of the Company held by the Master Fund and thus may be deemed to beneficially own the securities of the Company held by the Master Fund. Mr. Boyd, as the managing member of Armistice Capital, may be deemed to beneficially own the securities of the Company held by the Master Fund. The Master Fund specifically disclaims beneficial ownership of the securities of the Company directly held by it by virtue of its inability to vote or dispose of such securities as a result of its Investment Management Agreement with Armistice Capital. The address of the principal business office of the reporting persons is 510 Madison Avenue, 7th Floor, New York, New York 10022.
(2)	Based on a Schedule 13G filed by the reporting person on January 20, 2021, the reporting person has sole voting power over 207,000 shares and sole dispositive power over 610,657 shares. Sheldon D. Liber is the Chief Executive Officer of the reporting person. The address of the principal business office of the reporting person is 2444 Wilshire Boulevard, Suite 300, Santa Monica, California 90403.

(3)	Includes (i) 136,847 shares of our common stock owned by MEDX Ventures Group LLC, (ii) 77,846 shares of our common stock issuable upon the exercise of options granted to MEDX Ventures Group LLC, and (iii) 486,263 shares of our common stock issuable upon the exercise of options granted to Mr. Gadot. Mr. Gadot is the Chief Executive Officer, Company Group Chairman and majority equity owner of MEDX Venture Group, LLC and thus may be deemed to share voting and investment power over the shares and options beneficially owned by this entity.
(4)	Represents (i) 242,028 shares of our common stock owned by LSA - Life Science Accelerator Ltd. and (ii) 17,203 shares of our common stock issuable to Mr. Bornstein upon exercise of options. Based on representations and other information made or provided to the Company by Mr. Bornstein, Mr. Bornstein is the CEO and Director of LSA - Life Science Accelerator Ltd. and of Shizim Ltd., and Mr. Bornstein is the majority equity owner of Shizim Ltd. Shizim Ltd. is the majority equity owner of LSA - Life Science Accelerator Ltd. Accordingly, Mr. Bornstein may be deemed to share voting and investment power over the shares beneficially owned by these entities and has an address of 16 Irus Street, Rosh-Ha’Ayin Israel 4858022.
(5)	Represents options to acquire shares of our common stock.
(6)	Includes shares of our common stock issuable upon the exercise of options as set forth in footnotes (3), (4) and (5).

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

The independent members of our Board are Messrs. Bornstein, Burell, Madden, Laxminarain and Wenderow, and Ms. Stockburger.

Item 14. Principal Accountant Fees and Services.

Audit and Tax Fees

The Board, upon the recommendation of the Audit Committee, has selected the independent accounting firm of Brightman Almagor Zohar & Co., a Firm in the Deloitte Global Network, to audit the accounts of the Company for the year ending December 31, 2022.

The Audit Committee considered the tax compliance services provided by Brightman Almagor Zohar & Co. and Deloitte Israel & Co., concluded that provision of such services is compatible with maintaining the independence of the independent accountants, and approved the provision by Brightman Almagor Zohar & Co. of tax compliance services with respect to the year ending December 31, 2022.

The Audit Committee received the following information concerning the fees of the independent accountants for the years ended December 31, 2022 and 2021, has considered whether the provision of these services is compatible with independence of the independent accountants, and concluded that it is:

	For the Years Ended December 31,
	2022	2021
Audit Fees (1)	$105,000	$85,000
Tax Fees	11,250	10,250
All Other Fees (2)	15,000	12,500

(1)	Audit fees represents fees for the audit of our annual consolidated financial statements and reviews of the interim consolidated financial statements, and review of audit-related SEC filings.
(2)	Includes fees related to issuing a comfort letter and Auditor consents.

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

(3) Exhibits:

The documents set forth below are filed herewith or incorporated by reference to the location indicated.

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger and Reorganization, dated as of August 15, 2016, by and among StemCells, Inc., C&RD Israel Ltd. and Microbot Medical Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 15, 2016).
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and filed on March 15, 2007).
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 29, 2016).
3.3	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 4, 2018).
3.4	Amended and Restated By-Laws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 3, 2016).
3.5	Certificate of Elimination (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 12, 2018).
3.6	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 11, 2019).
3.7	Amendment to Section 5 of the Amended and Restated By-Laws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 3, 2021).
4.1	Form of Series A Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 16, 2016).
4.2	Form of Series B Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 16, 2016).
4.3	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 16, 2019)
4.4	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 17, 2019).
4.5	Form of Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 25, 2019).
4.6	Form of Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 27, 2019).
4.7	Form of Wainwright Warrants (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 25, 2019).
4.8	Form of Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 30, 2019).
4.9	Form of Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 31, 2019).
4.10	Description of the Company’s Securities (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019).
4.11	Form of Pre-Funded Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 25, 2022)
4.12	Form of Series A Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 25, 2022)
4.13	Form of Series B Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 25, 2022)
4.14	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 25, 2022)
4.15	Form of Securities Purchase Agreement, dated as of October 21, 2022, by and among Microbot Medical Inc. and the purchaser party thereto (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 25, 2022)
10.1	Form of Indemnification Agreement, between the Company and each of its Directors and Officers (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 29, 2016).
10.2*	Employment Agreement with Harel Gadot (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 29, 2016).
10.3	License Agreement, dated June 20, 2012, by and between Technion Research and Development Foundation, and Microbot Medical Ltd. (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and filed on March 21, 2017).
10.4*	Form of Stock Option Agreement under the Microbot Medical Inc. 2017 Equity Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2017, filed on November 14, 2017).
10.5	Agreement, dated January 4, 2018, by and between CardioSert Ltd. and Microbot Medical Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 8, 2018).

10.6*	Employment Agreement with Dr. Eyal Morag (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on April 14, 2020).
10.7*	Microbot Medical Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement on Schedule 14A filed on August 11, 2017).
10.8*	Microbot Medical Inc. 2020 Omnibus Performance Award Plan (incorporated by reference to Exhibit A of the Company’s definitive Proxy Statement on Schedule 14A filed on July 31, 2020)
10.9*	Form of Restricted Stock Unit Award Agreement under the Microbot Medical Inc. 2020 Omnibus Performance Award Plan (incorporated by reference to Exhibit 4.2 of the registration Statement on Form S-8 of the Company filed on November 25, 2020)
10.10*	Form of NQO Award Agreement under the Microbot Medical Ltd. 2020 Omnibus Performance Award Plan (incorporated by reference to Exhibit 4.3 of the registration Statement on Form S-8 of the Company filed on November 25, 2020)
10.11*	Form of Restricted Stock Award Agreement under the Microbot Medical Ltd. 2020 Omnibus Performance Award Plan (incorporated by reference to Exhibit 4.4 of the registration Statement on Form S-8 of the Company filed on November 25, 2020)
10.12*	Form of SAR Award Agreement under the Microbot Medical Ltd. 2020 Omnibus Performance Award Plan (incorporated by reference to Exhibit 4.5 of the registration Statement on Form S-8 of the Company filed on November 25, 2020)
10.13*	Form of ISO Award Agreement under the Microbot Medical Ltd. 2020 Omnibus Performance Award Plan (incorporated by reference to Exhibit 4.6 of the registration Statement on Form S-8 of the Company filed on November 25, 2020)
10.14*	Employment Agreement, as of March 31, 2018, with Simon Sharon (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 7, 2021)
10.15*	First Amendment to Employment Agreement, dated as of April 19, 2021, with Simon Sharon (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 22, 2021)
10.16	At the Market Offering Agreement, dated June 10, 2021, by and between Microbot Medical Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 10, 2021)
10.17**	Strategic Collaboration Agreement for Technology Co-Development with Stryker Corporation, acting through its Neurovascular Division (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 27, 2021)
10.18	Asset Purchase Agreement with Nitiloop, Ltd. dated October 6, 2022 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 7, 2022)
10.19*	Employment Agreement with Rachel Vaknin (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 5, 2022)
10.20*	Second Amendment to Employment Agreement with Harel Gadot (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 1, 2022)
10.21	Letter Agreements dated March 18, 2021 between Microbot Medical Ltd. and Technion Research and Development Foundation Ltd.
21.1	Subsidiaries of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and filed on March 21, 2017).
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Harel Gadot, Chief Executive Officer)
31.2	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rachel Vaknin, Chief Financial Officer)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Harel Gadot, Chief Executive Officer)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rachel Vaknin, Chief Financial Officer)
101.INS	Inline XBRL Instance - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation.
101.DEF	Inline XBRL Taxonomy Extension Definition.
101.LAB	Inline XBRL Taxonomy Extension Labels.
101.PRE	Inline XBRL Taxonomy Extension Presentation.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates Management contract or compensatory plan or arrangement
**	Certain identified information has been excluded from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.

Item 16. Form 10-K Summary

The Company has elected not to provide summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROBOT MEDICAL INC.

/s/ Harel Gadot
Harel Gadot
President, Chief Executive Officer and Chairman
Dated: March 31, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harel Gadot	Chairman, President and Chief Executive Officer	March 31, 2023
Harel Gadot	(Principal Executive Officer)

/s/ Rachel Vaknin	Chief Financial Officer	March 31, 2023
Rachel Vaknin	(Principal Financial and Accounting Officer)

/s/ Yoseph Bornstein	Director	March 31, 2023
Yoseph Bornstein

/s/ Prattipati Laxminarain	Director	March 31, 2023
Prattipati Laxminarain

/s/ Scott Burell	Director	March 31, 2023
Scott Burell

/s/ Martin Madden	Director	March 31, 2023
Martin Madden

/s/ Aileen Stockburger	Director	March 31, 2023
Aileen Stockburger

/s/ Tal Wenderow	Director	March 31, 2023
Tal Wenderow

MICROBOT MEDICAL INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Microbot Medical Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Microbot Medical Inc. and its subsidiary (the “Company”) as of December 31, 2022 and 2021 and the related consolidated statements of comprehensive loss, shareholders’ equity and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1B to the financial statements, the Company’s financial statements include a net loss of $ 13,168 thousand for the year ended December 31, 2022 and accumulated deficit of $ 68,761 thousand as of December 31, 2022. The Company is dependent on its ability to obtain additional debt or equity in order to continue its operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Commitments and Contingencies: Litigation — Refer to Note 2P and 9 to the financial statements

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

The Company concluded that the loss from the case is not probable and it cannot be reasonably estimable at this stage and no provision was recorded as of December 31, 2022.

The determination of litigation contingency accruals is subject to significant management judgement in assessing the likelihood of a loss being incurred and when determining whether a reasonable estimate of the loss or range of loss can be made

Given the inherent uncertainty of the outcome of identified litigation, auditing the valuation assertion of litigation contingency required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate management’s assessment on the likelihood and magnitude of the contingent loss and whether this litigation is reasonably estimable as of December 31, 2022.

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

March 31, 2023

We have served as the Company’s auditor since 2013

MICROBOT MEDICAL INC.

Consolidated Balance Sheets

U.S. dollars in thousands

(Except share and per share data)

		As of December 31,
	Notes	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	3	$2,442	$13,493
Marketable securities	3,4	5,760	1,999
Short-term deposit		3	-
Restricted cash		77	87
Prepaid expenses and other current assets	5	532	300
Total current assets		8,814	15,879

Property and equipment, net	7	221	244
Operating right-of-use assets	6	502	644
Total assets		$9,537	$16,767

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payables		$116	$279
Lease liabilities	6	283	278
Accrued liabilities	8	1,670	1,427
Total current liabilities		2,069	1,984

Non-current liabilities:
Long-term lease liabilities	6	179	402
Total liabilities		2,248	2,386

Commitments and contingencies	9

Stockholders’ equity:

Common stock; $0.01 par value; 60,000,000 shares authorized as of December 31, 2022 and 2021; 7,890,628 and 7,108,133 shares issued and outstanding as of December 31, 2022 and 2021, respectively.	10	80	72
Additional paid-in capital		75,970	69,902
Accumulated deficit		(68,761)	(55,593)
Total stockholders’ equity		7,289	14,381
Total liabilities and stockholders’ equity		$9,537	$16,767

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Consolidated Statements of Comprehensive Loss

U.S. dollars in thousands

(Except share and per share data)

	For the Years Ended December 31,
	2022	2021
Research and development	$(7,736)	$(6,153)
General and administrative	(5,545)	(5,204)
Operating loss	(13,281)	(11,357)

Financing income, net	118	44
Capital loss	(5)	-
Net loss	$(13,168)	$(11,313)

Basic and diluted net loss per share	$(1.81)	$(1.59)

Basic and diluted weighted average common shares outstanding	7,260,344	7,108,133

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Consolidated Statements of Shareholders’ Equity

U.S. dollars in thousands

(Except share and per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Amount
Balances, December 31, 2021	7,108,133	$72	$69,902	$(55,593)	$14,381
Issuance of common stock and warrants net of issuance costs	782,495	8	4,316	-	4,324
Share-based compensation	-	-	1,752	-	1,752
Net loss	-	-	-	(13,168)	(13,168)
Balances, December 31, 2022	7,890,628	$80	$75,970	$(68,761)	$7,289

Balances, December 31, 2020	7,108,133	$72	$68,516	$(44,280)	$24,308
Share-based compensation	-	-	1,386	-	1,386
Net loss	-	-	-	(11,313)	(11,313)
Balances, December 31, 2021	7,108,133	$72	$69,902	$(55,593)	$14,381

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Consolidated Statements of Cash Flows

U.S. dollars in thousands

	For the Years Ended December 31,
	2022	2021
Operating activities:
Net loss	$(13,168)	$(11,313)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	102	76
Unrealized gain from marketable securities	(12)	-
Loss on disposal of property and equipment	5	-
Share-based compensation expense	1,752	1,386
Changes in assets and liabilities:
Prepaid expenses and other assets	13	177
Other payables and accrued liabilities	(241)	320
Net cash flows used in operating activities	(11,549)	(9,354)
Investing activities:
Short-term deposit	(3)	-
Purchase of property and equipment	(84)	(69)
Proceeds from sale of investment	-	270
Purchase of marketable securities	(3,749)	-
Proceeds from sales of marketable security	-	2,999
Net cash flows provided by (used in) investing activities	(3,836)	3,200
Financing activities:
Issuance of common stock and warrants net of issuance costs	4,324	-
Net cash flows provided by financing activities	4,324	-

Decrease in cash, cash equivalents and restricted cash	(11,061)	(6,154)
Cash, cash equivalents and restricted cash at beginning of period	13,580	19,734
Cash, cash equivalents and restricted cash at ending of period	$2,519	$13,580

Supplemental disclosure of cash flow information:

Cash received from interest	$51	$1
Right-of-use assets and lease liability	$103	$69

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

The Company and its subsidiary are sometimes collectively referred to as the “Company” as the context may require.

B.	Risk Factors:

To date, the Company has not generated revenues from its operations. As of December 31, 2022, the Company had cash equivalents and marketable securities balance of approximately $8,202 excluding encumbered cash, which management believes is sufficient to fund its operations for additional 4 months form the date of this annual report. As of the issuance date, there is a substantial doubt as to the Company’s ability to continue as a going concern.

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

Due to continuing research and development activities, the Company expects to continue to incur additional losses for the foreseeable future. While management of the Company believes that it has sufficient funds until August 2023, the Company will seek to raise additional funds through future issuances of either debt and/or equity securities and possibly additional grants from the Israeli Innovation Authority and other government institutions. The Company’s ability to raise additional capital in the equity and debt markets is dependent on a number of factors, including, but not limited to, the market demand for the Company’s stock, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to the Company.

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

Transactions and balances denominated in dollars are presented at their original amounts. Transactions and balances denominated in foreign currencies have been re-measured to dollars in accordance with the provisions of Accounting Standards Codification (“ASC”) 830-10, “Foreign Currency Translation”.

All transaction gains and losses from re-measurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statement of operations as financial income or expenses, as appropriate.

C.	Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Inter-company balances and transactions have been eliminated in consolidation.

D.	Cash and cash equivalents:

Cash and cash equivalents consist of cash and demand deposits in banks, and other short-term liquid investments (primarily interest-bearing time deposits) with original maturities of three months or less at the date of purchase.

E.	Restricted cash:

Restricted cash as of December 31, 2022 and 2021 included an $77 and $87, respectively, collateral account for the Company’s leases agreements and credit line from the bank.

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

F.	Fair value of financial instruments:

The carrying values of cash and cash equivalents, other receivable and other accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of these instruments.

The Company measures the fair value of certain of its financial instruments (such as marketable securities) on a recurring basis. The method of determining the fair value of marketable securities is discussed in Note 4.

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

Financial instruments which potentially subject the Company to credit risk consist primarily of cash and cash equivalents and marketable securities. The Company holds these investments in highly rated financial institutions. These amounts at times may exceed federally insured limits. The Company has not experienced any credit losses in such accounts and does not believe it is exposed to any significant credit risk on these funds. The Company has no off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts, or other hedging arrangements.

H.	Property and equipment:

Property and equipment are presented at cost less accumulated depreciation. Depreciation is calculated based on the straight-line method over the estimated useful lives of the assets, at the following annual rates:

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

All outstanding stock options and warrants have been excluded from the calculation of the diluted loss per share for the years ended December 31, 2022 and December 31, 2021, since all such securities have an anti-dilutive effect.

K.	Research and development expenses

Research and development expenses are charged to the statement of comprehensive loss as incurred. Grants for funding of approved research and development projects are recognized at the time the Company is entitled to such grants, on the basis of the costs incurred and applied as a deduction from the research and development expenses.

L.	Share-based compensation:

The Company applies ASC 718-10, “Share-Based Payment” (“ASC 718-10”), which requires the measurement and recognition of compensation expenses for all share-based payment awards made to employees and directors including stock options under the Company’s stock plans based on estimated fair values.

ASC 718-10 requires companies to estimate the fair value of stock options using an option-pricing model, which is recognized as an expense over the requisite service periods in the Company’s statement of comprehensive loss, based on a straight-line method. The Company recognizes compensation cost for an equity classified award with only service conditions that has a graded vesting schedule on a straight-line basis over the requisite service period for the entire award, provided that the cumulative amount of compensation cost recognized at any date at least equals the portion of the grant date fair value of such award that is vested at that date.

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

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2022, and 2021, the Company had a full valuation allowance against deferred tax assets.

N.	Marketable securities:

The Company invests in various debt securities and an equity security. Debt securities consist of U.S. treasury securities. Equity security consist of a mutual fund. The Company records these investments in the consolidated balance sheet at fair value. For all of the Company’s debt securities, the Company elected the fair value option and thus all unrealized gains or losses for these securities are included in financing income, net. Unrealized gains or losses for the equity security are included in financing income, net. The Company classifies its investments as current based on the nature of the investments and their availability for use in current operations.

O.	Leases

The Company implements ASU 2016-02, Leases (“Topic 842”). This ASU requires entities that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months.

Arrangements that are determined to be leases at inception are recognized as long-term right-of-use assets (“ROU”) and lease liabilities in the balance sheet at lease commencement. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future fixed lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the Company applies its incremental borrowing rate based on the economic environment at commencement date in determining the present value of future payments. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases or payments are recognized on a straight-line basis over the lease term.

The Company determines if an arrangement is a lease at inception. Operating lease assets are presented as operating lease ROU assets, and corresponding as lease liabilities (current portion), and as operating long-term lease liabilities, on the Company’s consolidated balance sheets.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the remaining lease payments over the lease term at commencement date. The Company’s leases do not provide an implicit interest rate. The Company calculates the incremental borrowing rate to reflect the interest rate that it would have to pay to borrow on a collateralized basis an amount equal to the lease payments in a similar economic environment over a similar term and considers the Company’s historical borrowing activities and market data in this determination. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

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

Q. Government grants

Government grants which are received from the IIA by way of participation in research and development that is conducted by the Company, are received in installments as the program progresses based on qualified research spending. Grants received are recognized when the grant becomes receivable, provided there was reasonable assurance that the Company will comply with the conditions attached to the grant and there was reasonable assurance the grant will be received.

R.	Recently issued accounting pronouncements

From time to time, new accounting pronouncements are issued by FASB, or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities About Government Assistance, which requires entities to provide disclosures on material government assistance transactions for annual reporting periods. The disclosures include information around the nature of the assistance, the related accounting policies used to account for government assistance, the effect of government assistance on the entity’s financial statements, and any significant terms and conditions of the agreements, including commitments and contingencies. The new standard is effective for the Company on January 1, 2022 and only impacts annual financial statement footnote disclosures. Refer to Note 2Q above.

NOTE 3 – CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES

The following table sets forth our cash, cash equivalents and marketable securities as of December 31, 2022 and 2021:

	As of December 31,
	2022	2021
Cash and cash equivalents:
Cash	$1,195	$13,493
U.S. treasury securities	1,247	-
Total cash and cash equivalents	$2,442	$13,493

Marketable securities:
Money market mutual funds	$1,999	$1,999
U.S. treasury securities	3,761	-
Total marketable securities	$5,760	$1,999

Total cash and cash equivalents and marketable securities	$8,202	$15,492

The unrealized gains on our marketable securities were $12 and less than $1 for the years ended December 31, 2022 and 2021, respectively.

Treasuries have contractual maturities of less than 12 months.

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 4 - FAIR VALUE MEASUREMENTS

Fair value measurement

The following table summarizes the Company’s financial assets subject to fair value measurement and the level of inputs used in such measurements as of December 31, 2022 and 2021:

	As of December 31, 2022
	Total	Level 1	Level 2	Level 3

Cash equivalents:
U.S. treasury securities	$1,247	$1,247	$-	$-

Marketable securities:
U.S. treasury securities	$3,761	$3,761	$-	$-
Money market mutual funds	1,999	1,999	-	-
	$5,760	$5,760	$-	$-

	As of December 31, 2021
	Total		Level 1		Level 2	Level 3

Cash equivalents:
Money market funds	$	- (*)	$	- (*)	$-	$-

Marketable securities:
Money market mutual funds		$1,999		$1,999	$-	$-

(*)	Reclassified

The Company’s financial assets are measured at fair value on a recurring basis by level within the fair value hierarchy. The Company’s securities and money market funds are classified as Level 1. Other than that, the Company doesn’t have any other financial assets or financial liabilities marked to market at fair value as of December 31, 2022 and 2021.

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

	As of December 31,
	2022	2021

Amounts due from government institutions	$103	$174
Prepaid expenses	429	126
	$532	$300

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 6 - LEASES

In November 2019, the Company signed a lease agreement for the period from November 2019 till October 2024. In addition, the Company received an option to extend the lease agreement for additional 5 years.

The monthly lease payments are approximately $16.

To secure the lease payments the Company had issued a bank guarantee of $54 in favor of the facility’s lessor.

Supplemental cash flow information related to operating leases was as follows:

	For the Years Ended December 31,
	2022	2021
Cash payments and expenses	$344	$330

Undiscounted maturities of operating lease payments as of December 31, 2022 are summarized as follows:

As of December 31,
2022
2023	$312
2024	181
2025	2
Total future lease payments	495
Less imputed interest	(33)
Total lease liability balance	$462

	As of December 31,
	2022	2021

Operating leases weighted average remaining lease term (in years)	2	3
Operating leases weighted average discount rate	9%	9%

NOTE 7 - PROPERTY AND EQUIPMENT, NET

	As of December 31,
	2022	2021

Cost:
Research equipment and software	$71	$68
Leasehold improvement	229	229
Furniture and office equipment	308	236
	608	533
Accumulated Depreciation:
Research equipment and software	63	54
Leasehold improvement	135	89
Furniture and office equipment	189	146
	387	289
	$221	$244

NOTE 8 - ACCRUED LIABILITIES

	As of December 31,
	2022	2021

Employee-related liabilities	$1,372	$1,031
Other current liabilities	298	396
	$1,670	$1,427

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Government Grants:

Microbot Israel has received grants from the Israeli Innovation Authority (“IIA”) for participation in research and development since 2013 through December 31, 2022 totaling approximately $1,500.

In addition, as a result of the agreement with CardioSert Ltd. (“CardioSert”) on January 4, 2018, Microbot Israel took over the liability to repay CardioSert’s IIA grants in the aggregate amount of approximately $530.

In addition, as a result of the agreement with Nitiloop, on October 6, 2022, Microbot Israel took over the liability to repay Nitiloop’s IIA grants in the aggregate amount of approximately $925.

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

Pursuant to the License Agreement, both parties agreed to extend the next development milestone for the Company’s Self Cleaning Shunt (SCS) project, which includes the First In Human milestone, until December 2024, and to continue to maintain the TipCat assets, which are still in a discovery phase, until December 2023. The Company in October 2022 suspended the SCS project while it evaluates alternatives for the SCS assets (mainly related patents), which may include seeking buyers for the assets, entering into joint ventures or licensing arrangements, spinning off the assets into a new operating company or discontinuing the project altogether. The Company has certain obligations to seek to develop and commercialize the SCS and the TipCat assets under the License Agreement. At the time of filing of this Annually Report on Form 10-K, the Company has been in discussions with TRDF with respect to the suspension of the SCS project and the status of the TipCat assets, and the Company expects that if it is unsuccessful in entering into alternative arrangements for such assets, the Company will return the licensed assets to TRDF.

Agreement with CardioSert Ltd.:

On January 4, 2018, Microbot Israel entered into an agreement with CardioSert to acquire certain patent-protected technology owned by CardioSert (the “Technology”). Pursuant to the Agreement, Microbot Israel made an initial payment of $50 to CardioSert and had 90-days to elect to complete the acquisition. At the end of the 90-day period, at Microbot Israel’s sole option, CardioSert shall assign and transfer the Technology to Microbot Israel and Microbot Israel shall pay to CardioSert additional amounts and securities as determined in the agreement.

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

On May 25, 2018, Microbot Israel, delivered an Exercise Notice to CardioSert Ltd., notifying it that Microbot Israel elected to exercise the option to acquire the Technology owned by CardioSert and therefore made an additional cash payment of $250 and 6,738 shares of common stock estimated at $74.

The agreement may be terminated by Microbot Israel at any time for convenience upon 90-days’ notice. The agreement may be terminated by CardioSert in case the first commercial sale does not occur by the third anniversary of the date of signing of the agreement except if Microbot Israel. has invested more than $2,000 in certain development stages, or the first commercial sale does not occur within 50 months. As of December 31, 2022, the 50 months period has expired and CardioSert can buy-back the Technology at any time. As of the report date, CardioSert has not purchased back the Technology.

In each of the above termination events, or in case of breach by Microbot Israel, CardioSert shall have the right to buy back the Technology from Microbot Israel for $1.00, upon 60 days prior written notice, but only 1 year after such termination. Additionally, the agreement may be terminated by either party upon breach of the other (subject to cure). CardioSert agreed to assist Microbot Israel in the development of the Technology for a minimum of one year, for a monthly consultation fee of NIS40 (or approximately US$11.37, based on an exchange rate of NIS 3.519 to the dollar) covering up to 60 consulting hours per month.

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

In consideration for the acquisition of the Assets, Microbot Israel shall pay royalties to Nitiloop, which shall not, in the aggregate, exceed $8,000, as follows:

●	Royalties at a rate of 3% of net revenue generated as a result of sales, license or other exploitation of the Devices; and
●	Royalties at a rate of 1.5% of net revenue generated from the sale, license or other exploitation of commercialization of the technology as part of an integrated product.

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. If the screen is not met, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs which would meet the definition of a business. Significant judgment is required in the application of the screen test to determine whether an acquisition is accounted for as business combination or an acquisition of assets. Based on the Company’s analysis, the Company concluded that the acquisition of the assets does not meet the definition of a business for the purpose of applying SEC Rules (S-X Rules of 3-05, 8-04 and 11-01).

Litigation:

Litigation Resulting from 2017 Financing

The Company was named as the defendant in a lawsuit captioned Empery Asset Master Ltd., Empery Tax Efficient, LP, Empery Tax Efficient II, LP, Hudson Bay Master Fund Ltd., Plaintiffs, against Microbot Medical Inc., Defendant, in the Supreme Court of the State of New York, County of New York (Index No. 651182/2020). The complaint alleges, among other things, that the Company breached multiple representations and warranties contained in the Securities Purchase Agreement (the “SPA”) related to the Company’s June 8, 2017 equity financing (the “Financing”), of which the Plaintiffs participated, and fraudulently induced Plaintiffs into signing the SPA. The complaint seeks rescission of the SPA and return of the Plaintiffs’ $6,750 purchase price with respect to the Financing. The Company is currently in the discovery phase. Management is unable to assess the likelihood that the Company will succeed at trial with respect to the SPA or the Financing, having previously lost another lawsuit with respect to the Financing.

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

On October 28, 2019, Alliance filed a motion for summary judgment requesting that the Court dismiss the claims against Alliance. On February 4, 2020, Mona answered the 16(b) claim the Company asserted against him by claiming various equitable defenses and filed a counterclaim against the Company under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, claiming a net loss on trading the Company’s stock of approximately $151.

On September 17, 2020, the Court issued a Memorandum Decision & Order that, among other things, granted Alliance’s summary judgment motion.

On March 30, 2021, the Court issued an Order; and on March 31, 2021, the Clerk entered judgment against Mona and in favor of the Company in the amount of approximately $485. On April 27, 2021, Mona filed an appeal of the Court’s judgment, which is pending before the U.S. Court of Appeals for the Second Circuit.

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

In June 2021, the Magistrate issued an order permitting Mona to file an Amended Counterclaim Complaint, and rejected the Company’s request to execute on the judgment. The Company filed a response to Mona’s amended counterclaim in July 2021, and in February 2023 filed a motion for summary judgment on Mona’s fraud claim on the basis of inability to demonstrate reliance or loss causation. The motion is scheduled to be fully briefed and submitted on May 1, 2023.

NOTE 10 - SHARE CAPITAL

Share Capital Developments

As of December 31, 2022, and 2021, the Company has 7,890,628 and 7,108,133 shares of common stock issued and outstanding, respectively.

On October 21, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor (the “Investor”), pursuant to which the Company issued and sold, in a registered direct offering priced at-the-market under the rules of The Nasdaq Stock Market (the “Registered Offering”), (i) an aggregate of 782,495 shares of Common Stock, at an offering price of $4.89 per share and (ii) pre-funded warrants exercisable for up to 240,000 shares of Common Stock (the “Pre-Funded Warrants”) to the Investor at an offering price of $4.8899 per Pre-Funded Warrant, for aggregate gross proceeds from the Offerings (as defined below) of approximately $5,000 before deducting the placement agent fee (as described below) and related offering expenses.

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

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480 and FASB ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under FASB ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

The Company analyzed the accounting treatment for the Pre-funded Warrants and for the Common Warrants. The Common Stocks of the Company are recognized as equity under the requirements of Accounting Standard Codification Topic 505 Equity (ASC 505). Based on the Company’s analysis the Warrants were classified as equity.

On October 3, 2022 and in connection with the Offerings, the Company entered into an engagement letter with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which Wainwright agreed to serve as the exclusive placement agent for the issuance and sale of securities of the Company pursuant to the Purchase Agreement. As compensation for such placement agent services, the Company paid Wainwright aggregate cash fees and reimbursed Wainwright for its expenses aggregating approximately $565. The Company also issued to Wainwright or its designees warrants to purchase 51,125 shares of Common Stock (the “Wainwright Warrants”). The Wainwright Warrants have a term of five years from the commencement of sales in the Offerings, and have an exercise price of $6.11 per share. Upon any exercise for cash of any preferred investment options issued to investors in the offering, the Company obligate to pay 7% percent of the aggregate gross exercise price of the warrants issued in the Offering and shall issue to Wainwright (or its designees), within five (5) business days of the Company’s receipt of the exercise price, warrants to purchase that number of shares of common stock of the Company equal to five (5.0%) percent of the aggregate number of such shares of common stock underlying the preferred investment options that have been so exercised.

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

The Company analyzed the accounting treatment for the Wainwright Warrants issued to Wainwright. Since the Company did not identify any features causing liability classification of the Wainwright Warrants according to ASC 718, it concluded that the Wainwright Warrants are equity-classified awards.

Employee Stock Option Grants

During the year ended December 31, 2021, the Company granted to Mr. Harel Gadot, the Company’s Chairman of the Board, President and CEO, options to purchase an aggregate of 190,000 shares of the Company’s common stock, at an exercise price per share of $8.48. The stock options vest over a period of 2 years as outlined in the option agreements evidencing such grants. As a result, the Company recognized compensation expenses for the year ended December 31, 2021, in the total amount of $646.

During the year ended December 31, 2021, the Company granted to certain employees and consultants and directors, options to purchase an aggregate of 231,426 shares of the Company’s common stock, at an exercise price per share of $6.72 - $7.26. The stock options vest over a period of 3 years as outlined in the option agreements evidencing such grants. As a result, the Company recognized compensation expenses for the year ended December 31, 2021, in the total amount of $740.

During the year ended December 31, 2022, the Company granted to Mr. Harel Gadot, the Company’s Chairman of the Board, President and CEO, options to purchase an aggregate of 260,000 shares of the Common Stock, at an exercise price per share of $3.73-$6.48. The stock options vest over a period of three years as outlined in the option agreements evidencing such grants.

During the year ended December 31, 2022, the Company granted to certain employees, consultants and directors, options to purchase an aggregate of 270,822 shares of the Common Stock, at an exercise price per share of $3.73-$6.48. The stock options vest over a period of three years as outlined in the option agreements evidencing such grants.

A summary of the Company’s option activity related to options to employees and directors, and related information is as follows:

	For the Year Ended December 31, 2022
	Number of stock options	Weighted average exercise price

Outstanding as of December 31, 2021	997,148	$8.48
Granted	530,822	5.14
Cancelled	(20,833)	8.16
Outstanding as of December 31, 2022	1,507,137	$7.31

Vested as of December 31, 2022	899,609	$8.52

	For the Year Ended December 31, 2021
	Number of stock options	Weighted average exercise price

Outstanding as of December 31, 2020	575,722	$9.14
Granted	421,426	7.60
Outstanding as of December 31, 2021	997,148	$8.48

Vested as of December 31, 2021	568,053	$9.08

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

The Company recognizes forfeitures of outstanding options as they occur.

The intrinsic value is calculated as the difference between the fair market value of the common stock and the exercise price, multiplied by the number of in-the-money stock options on those dates that would have been received by the stock option holders had all stock option holders exercised their stock options on those dates as of December 31, 2022 and December 31, 2021, respectively.

As of December 31, 2022, and 2021, the aggregate intrinsic value of the outstanding options is $185 and $974 respectively, and the aggregate intrinsic value of the exercisable options is $185 and $815, respectively.

As of December 31, 2022, there were approximately $2,036 of total unrecognized compensation costs related to unvested share-based compensation awards granted under the Share Incentive Plan. The costs are expected to be recognized over a weighted average period of 2.039 years

The stock options outstanding as of December 31, 2022 and December 31, 2021, summarized by exercise prices, are as follows:

Exercise price $	Stock options outstanding as of December 31, 2022	Stock options outstanding as of December 31, 2021	Weighted average remaining contractual life – years as of December 31, 2022	Weighted average remaining contractual life – years as of December 31, 2021	Stock options exercisable as of December 31, 2022	Stock options exercisable as of December 31, 2021
3.73	211,000	-	10	-	-	-
4.20	77,846	77,846	2.0	3.0	77,846	77,846
4.80	32,500	-	9.6	-	-	-
5.06	15,808	15,808	6.8	7.8	15,808	11,064
5.71	99,823	-	9.7	-	-	-
5.95	17,503	17,503	6.6	7.6	17,503	13,564
6.16	31,492	31,492	7.5	8.5	26,282	16,834
6.48	182,500	-	9.1	-	59,312	-
6.72	117,500	125,000	8.4	9.4	64,624	31,249
7.00	81,426	81,426	8.8	9.8	38,676	-
7.22	11,084	11,084	7.9	8.9	7,756	4,432
7.26	20,000	25,000	8.8	9.8	8,000	-
8.16	4,902	4,902	7.6	8.6	3,799	2,328
8.48	190,000	190,000	8.1	9.1	166,250	-
8.60	9,304	9,304	6.1	7.1	9,304	9,304
9.00	10,000	10,000	5.6	6.6	10,000	10,000
9.64	166,666	166,666	7.2	8.2	166,666	166,666
15.30	35,199	38,533	5.0	6.0	35,199	38,533
15.75	131,007	131,007	4.7	5.7	131,007	124,656
(*)	61,577	61,577	3.3	4.3	61,577	61,577
	1,507,137	997,148	7.6	7.6	899,609	568,053

(*)	Less than $0.01.

Compensation expense recorded by the Company for its stock-based employee compensation awards in accordance with ASC 718-10 for the years ended December 31, 2022 and 2021 was $1,752 and $1,386, respectively.

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

Employee Stock Option Grants

The grant date fair values of stock options granted in the years ended December 31, 2022 and 2021 were estimated using the Black-Scholes valuation model with the following:

	For the Years Ended December 31,
	2022	2021
Expected volatility	111.2%-161.7%	118.3%-134.3%
Risk-free interest	1.7%- 3.7%	0.4%-1.2%
Dividend yield	-%	-%
Expected terms (years)	6.2	5.3

Warrants

The remaining outstanding warrants and terms as of December 31, 2022 and 2021 are as follows:

Issuance date	Outstanding and exercisable as of December 31, 2022	Outstanding and exercisable as of December 31, 2021	Exercise Price	Exercisable Through
Series A (2013)	183	183	$2,754.00	April 9, 2023
Series B (2016)	-	2,770	$40.50	March 14, 2022
Warrant to underwriters 1.2019	-	8,082	$8.13	July 14, 2022
Warrant to underwriters 1.2019	-	29,500	$12.50	July 15, 2022
Warrant to underwriters 12.2019	45,643	45,643	$13.13	June 25, 2023
Warrant to underwriters 12.2019	47,619	47,619	$13.13	June 27, 2023
Warrant to underwriters 12.2019	45,045	45,045	$13.88	June 30, 2023
Series A 10.2022	1,022,495	-	$4.64	October 25, 2027
Series B 10.2022	1,022,495	-	$4.64	October 25, 2024
Warrant to underwriters 10.2022	51,125	-	$6.11	October 21, 2027

NOTE 11 - BASIC AND DILUTED NET LOSS PER SHARE

The basic and diluted net loss per share and weighted average number of shares of common stock used in the calculation of basic and diluted net loss per share were presented in the consolidated statements of comprehensive loss for the years ended December 31, 2022 and 2021.

Due to the net loss to common stockholders in each of the periods presented above, diluted loss per share was computed without consideration to potentially dilutive instruments as their inclusion would have been anti-dilutive. As of December 31, 2022 and 2021, potentially dilutive securities excluded from the diluted loss per share calculation are as follows:

	For the Years Ended December 31,
	2022	2021

Series A and B warrants 2013 and 2016	183	2,953
Warrant to underwriters 12.2019	138,307	175,889
Series A and B warrants 10.2022	2,044,990	-
Warrant to underwriters 10.2022	51,125	-
Outstanding options to purchase common stock	1,507,137	997,148

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 12 - RESEARCH AND DEVELOPMENT EXPENSES, NET

	For the Years Ended December 31,
	2022	2021
Payroll and related expenses	$3,558	$3,030
Share-based compensation	387	183
Professional services	2,097	1,532
Materials	559	703
Patents	341	251
Rent	224	206
Office and maintenance expenses	100	123
Depreciation	102	72
Other	368	53
	$7,736	$6,153

NOTE 13 - GENERAL AND ADMINISTRATIVE EXPENSES

	For the Years Ended December 31,
	2022	2021
Payroll and related expenses	$1,813	$1,391
Government fees	35	170
Share-based compensation	1,365	1,203
Professional services	998	1,298
Insurance	733	732
Public and investor relations	220	203
Office and maintenance expenses	120	108
Travel	180	42
Other	81	57
	$5,545	$5,204

NOTE 14 - TRANSACTIONS AND BALANCES WITH RELATED PARTIES

	For the Years Ended December 31,
	2022	2021
Transactions:
Payroll and related expenses	$2,067	$1,912
ESOP expenses to CEO and executive officers	1,172	846
Board of directors fees	300	300
ESOP expenses to directors	301	91
Insurance for directors and executives	722	727
	$4,562	$3,876

	As of December 31,
	2022	2021
Balances:
Bonus to CEO and executive offices	581	310
Board of directors fees	75	75
Payroll and related expenses	92	28
	$748	$413

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 15 - TAXES ON INCOME

The Company is subject to income taxes under the Israeli and U.S. tax laws:

Corporate tax rates

The Company is subject to U.S. federal tax rate of 21% for the years ended December 31, 2022 and 2021.

The Company has not been audited by the Internal Revenue Service since its incorporation.

As of December 31, 2022 and 2021, the Company has generated accumulated net operating losses in the U.S. of approximately $502,053 and $496,950, respectively. Net operating losses in the United States are available through 2035. Utilization of U.S. net operating losses may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

Microbot Israel is subject to Israeli corporate tax rate of 23% for the years ended 2022 and 2021. Microbot Israel has not received a final tax assessment since 2016.

As of December 31, 2022 and 2021, Microbot Israel has generated accumulated net operating losses in Israel of approximately $34,688 and $26,623, respectively, which may be carried forward and offset against taxable income in the future for an indefinite period.

The Company is still in its development stage and has not yet generated revenues, therefore, it is more likely than not that sufficient taxable income will not be available for the tax losses to be utilized in the future. Therefore, a valuation allowance was recorded to reduce the deferred tax assets to its recoverable amounts.

	For the Years Ended December 31,
	2022	2021

Net operating loss carryforwards	$113,393	$109,483
Operation lease liabilities	105	156
Accrued vacation pay	71	45
Total deferred tax assets	113,569	110,684
Less: valuation allowance	(113,455)	(110,536)
Net deferred tax assets	114	148

Operating leases, right-of-use assets	(114)	(148)
Total deferred tax liabilities	(114)	(148)
Total net deferred tax assets	$-	$-

Reconciliation of Income Taxes:

The following is a reconciliation of the taxes on income assuming that all income is taxed at the ordinary statutory corporate tax rate in Israel and the effective income tax rate:

	For the Years Ended December 31,
	2022	2021

Net loss in Israel	$8,065	$6,853
Net loss in U.S.	$5,103	$4,460
Statutory tax rate	21%-23%	21%-23%
Income Tax under statutory tax rate	2,922	2,513
Change in valuation allowance	(2,922)	(2,513)
Actual provision for income tax	$-	$-

NOTE 16 – SUBSEQUENT EVENT

On February 13, 2023, 240,000 pre-funded warrants were exercised to shares of Common Stock (the “Pre-Funded Warrants”) in exercise price of $0.0001 per share.

