Form 10-Q
period 2023-03-31
Microbot Medical Inc.
filed 2023-05-17
CIK 883975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,130,628 shares of Common Stock, $0.01 par value at May 16, 2023.

MICROBOT MEDICAL INC. AND SUBSIDIARY

MICROBOT MEDICAL INC.

Interim Consolidated Balance Sheets

U.S. dollars in thousands

(Except share and per share data)

		As of March 31, 2023	As of December 31, 2022
	Notes	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents		$2,150	$2,442
Marketable securities		2,907	5,760
Short-term deposit		-	3
Restricted cash		49	77
Prepaid expenses and other current assets		475	532
Total current assets		5,581	8,814

Property and equipment, net		196	221
Operating right-of-use assets	3	431	502
Total assets		$6,208	$9,537

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable		$224	$116
Lease liabilities	3	266	283
Accrued liabilities		743	1,670
Total current liabilities		1,233	2,069

Non-current liabilities:
Long-term lease liabilities	3	127	179
Total liabilities		1,360	2,248

Stockholders’ equity:

Common stock; $0.01 par value; 60,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 8,130,628 and 7,890,628 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.		83	80
Additional paid-in capital		76,379	75,970
Accumulated deficit		(71,614)	(68,761)
Total stockholders’ equity		4,848	7,289
Total liabilities and stockholders’ equity		$6,208	$9,537

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Consolidated Statements of Comprehensive Loss

U.S. dollars in thousands

(Except share and per share data)

	For the Three Months Ended March 31,
	2023	2022
	Unaudited
Research and development	$(1,617)	$(1,706)
General and administrative	(1,302)	(1,470)
Operating loss	(2,919)	(3,176)

Financing income (expenses), net	66	(13)
Net loss	$(2,853)	$(3,189)

Basic and diluted net loss per share	$(0.36)	$(0.45)
Basic and diluted weighted average common shares outstanding	8,013,295	7,108,133

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Consolidated Statements of Shareholders’ Equity

U.S. dollars in thousands

(Except share and per share data)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balances, December 31, 2021 (Audited)	7,108,133	$72	$69,902	$(55,593)	$14,381
Share-based compensation	-	-	429	-	429
Net loss	-	-	-	(3,189)	(3,189)
Balances, March 31, 2022 (Unaudited)	7,108,133	$72	$70,331	$(58,782)	$11,621

Balances, December 31, 2022 (Audited)	7,890,628	$80	$75,970	$(68,761)	$7,289
Issuance of common stock upon exercise of warrants	240,000	3	(3)	-	-
Share-based compensation	-	-	412	-	412
Net loss	-	-	-	(2,853)	(2,853)
Balances, March 31, 2023 (Unaudited)	8,130,628	$83	$76,379	$(71,614)	$4,848

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Consolidated Statements of Cash Flows

U.S. dollars in thousands

	For the Three Months Ended March 31,
	2023	2022
	Unaudited
Operating activities:
Net loss	$(2,853)	$(3,189)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	25	21
Non-cash and accrued interest	-	1
Interest income and unrealized gains from marketable securities	(27)	-
Share-based compensation expense	412	429
Changes in assets and liabilities:
Prepaid expenses and other assets	140	177
Other payables and accrued liabilities	(900)	(446)
Net cash flows used in operating activities	(3,203)	(3,007)
Investing activities:
Purchases of property and equipment	-	(16)
Purchase of a marketable security	(638)	-
Proceeds from sale of a marketable security	1,000	-
Proceeds from maturities of marketable securities	2,518	-
Short term deposit	3	-
Net cash flows provided by (used in) investing activities	2,883	(16)

Decrease in cash, cash equivalents and restricted cash	(320)	(3,023)
Cash, cash equivalents and restricted cash at beginning of period	2,519	13,580
Cash, cash equivalents and restricted cash at end of period	$2,199	$10,557

Supplemental disclosure of cash flow information:
Cash received from interest	$35	$-
Right-of-use asset and lease liability	$12	$121

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands

(Except share and per share data)

NOTE 1 - GENERAL

A. Description of business:

Microbot Medical Inc. (the “Company”) is a pre-clinical medical device company specializing in the research, design and development of next generation robotic endoluminal surgery devices targeting the minimally invasive surgery space. The Company is primarily focused on leveraging its robotic technologies with the goal of redefining surgical robotics while improving surgical outcomes for patients.

The Company incorporated on August 2, 1988 in the State of Delaware under the name Cellular Transplants, Inc. The original Certificate of Incorporation was restated on February 14, 1992 to change the name of the Company to Cyto Therapeutics, Inc. On May 24, 2000, the Certificate of Incorporation as restated was further amended to change the name of the Company to StemCells, Inc.

On November 28, 2016, the Company consummated a transaction pursuant to an Agreement and Plan of Merger, dated August 15, 2016, with Microbot Medical Ltd., a private medical device company organized under the laws of the State of Israel (“Microbot Israel”). On the same day and in connection with the Merger, the Company changed its name from StemCells, Inc. to Microbot Medical Inc. On November 29, 2016, the Company’s common stock, par value $0.01 per share (the “Common Stock”) began trading on the Nasdaq Capital Market under the symbol “MBOT”.

The Company and Microbot Israel, its sole subsidiary, are sometimes collectively referred to as the “Company” as the context may require.

B. Risk Factors:

To date, the Company has not generated revenues from its operations. As of March 31, 2023, the Company had cash equivalents and marketable securities balance of approximately $5,057, excluding encumbered cash, which management believes is sufficient to fund its operations for four months from the filing date of this Quarterly Report on Form 10-Q. Accordingly, as of such filing date, there is a substantial doubt as to the Company’s ability to continue as a going concern.

Due to continuing research and development activities, the Company expects to continue to incur additional losses for the foreseeable future. While management of the Company believes that it has sufficient funds until September 2023, the Company will seek to raise additional funds through future issuances of either debt and/or equity securities and possibly additional grants from the Israeli Innovation Authority and other government institutions. The Company’s ability to raise additional capital in the equity and debt markets is dependent on a number of factors, including, but not limited to, the market demand for the Company’s stock, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to the Company.

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

Operating results for the three-month period ended March 31, 2023, are not necessarily indicative of the results that may be expected for the year ended December 31, 2023.

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

The following table summarizes the Company’s financial assets subject to fair value measurement and the level of inputs used in such measurements as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023
	Total	Level 1	Level 2	Level 3

Marketable securities:
U.S. treasury securities	$1,270	$1,270	$-	$-
Money market mutual	1,637	1,637	-	-
	$2,907	$2,907	$-	$-

	As of December 31, 2022
	Total	Level 1	Level 2	Level 3

Cash equivalents:
U.S. treasury securities	$1,247	$1,247	$-	$-

Marketable securities:
U.S. treasury securities	$3,761	$3,761	$-	$-
Money market mutual funds	1,999	1,999	-	-
	$5,760	$5,760	$-	$-

The Company’s financial assets are measured at fair value on a recurring basis by level within the fair value hierarchy. The Company’s securities and money market funds are classified as Level 1. Other than that, the Company doesn’t have any other financial assets or financial liabilities marked to market at fair value as of March 31, 2023 and December 31, 2022.

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

Recently issued accounting pronouncements

From time to time, new accounting pronouncements are issued by FASB, or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption.

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

Supplemental cash flow information related to operating leases was as follows:

	For the Three Months Ended March 31,
	2023	2022

Cash payments and expenses	$75	$93

Undiscounted maturities of operating lease payments as of March 31, 2023 are summarized as follows:

2023 (Remainder of the year)	$224
2024	187
2025	8
Total future lease payments	419
Less imputed interest	(26)
Total lease liability balance	$393

	March 31,	December 31,
	2023	2022

Operating leases weighted average remaining lease term (in years)	1	2
Operating leases weighted average discount rate	9%	9%

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Government Grants:

Microbot Israel has received grants from the Israeli Innovation Authority (“IIA”) for participation in research and development since 2013 through March 31, 2023 totaling approximately $1,500.

In addition, as a result of the agreement with CardioSert Ltd. (“CardioSert”) on January 4, 2018, Microbot Israel took over the liability to repay CardioSert’s IIA grants in the aggregate amount of approximately $530.

As a result of the agreement with Nitiloop Ltd., an Israeli limited liability company (“Nitiloop”), on October 6, 2022, Microbot Israel took over the liability to repay Nitiloop’s IIA grants in the aggregate amount of approximately $925.

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

Pursuant to the License Agreement, both parties agreed to extend the next development milestone for the Company’s Self Cleaning Shunt (SCS) project, which includes the First In Human milestone, until December 2024, and to continue to maintain the TipCat assets, which are still in a discovery phase, until December 2023. The Company in October 2022 suspended the SCS project while it evaluated alternatives for the SCS assets (mainly related patents), including seeking buyers for the assets, joint ventures or licensing arrangements, spinning off the assets into a new operating company or discontinuing the project altogether. The Company has certain obligations to seek to develop and commercialize the SCS and the TipCat assets under the License Agreement. The Company has been in discussions with TRDF with respect to the suspension of the SCS project and the status of the TipCat assets, and as a result of the Company’s May 2023 implementation of its core-business focus program and cost reduction plan, expects to return such licensed assets to TRDF in the second fiscal quarter of 2023. See “Note 6 – Subsequent Events” below.

Agreement with CardioSert Ltd.:

On January 4, 2018, Microbot Israel entered into an agreement with CardioSert to acquire certain of its patent-protected technology (the “Technology”). Pursuant to the Agreement, Microbot Israel made aggregate payments of $300 in cash and 6,738 shares of Common Stock estimated at $74 to complete the acquisition.

The agreement may be terminated by Microbot Israel at any time for convenience upon 90-days’ notice. The agreement may be terminated by CardioSert in case the first commercial sale does not occur by the third anniversary of the date of signing of the agreement except if Microbot Israel has invested more than $2,000 in certain development stages, or the first commercial sale does not occur within 50 months. As of March 31, 2023, the 50 months period has expired and CardioSert can buy-back the Technology at any time.

In each of the above termination events, or in case of breach by Microbot Israel, CardioSert shall have the right to buy back the Technology from Microbot Israel for $1.00, upon 60 days prior written notice, but only 1 year after such termination events. Additionally, the agreement may be terminated by either party upon breach of the other (subject to cure). Microbot Israel pays CardioSert a monthly consultation fee of NIS40 (or approximately US$11.06, based on an exchange rate of NIS 3.615 to the dollar) covering up to 60 consulting hours per month, relating to the development of the Technology.

See “Note 6 – Subsequent Events” below, with respect to the Company’s May 17, 2023 termination of the agreement. As of the filing date of this Quarterly Report on Form 10-Q, CardioSert has not purchased back the Technology.

ATM Agreement:

On June 10, 2021, the Company entered into an At-the-Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co. LLC (“Wainwright”), as sales agent, in connection with an “at the market offering” under which the Company may offer and sell, from time to time in its sole discretion, shares of its Common Stock having an aggregate offering price of up to $10,000 at market prices or as otherwise agreed with Wainwright. Any shares sold under the ATM Agreement from time to time will be offered and sold pursuant to the Company’s Registration Statement on Form S-3, which was initially filed on November 25, 2020 and which was declared effective by the SEC on December 4, 2020, and the related prospectus as supplemented by a prospectus supplement that the Company filed on June 10, 2021 (the “June 2021 Prospectus”). To date, the Company has not sold any shares of Common Stock pursuant to the ATM Agreement, and as of October 13, 2022, the Company suspended the ATM Agreement, which otherwise remains in full force and effect, and terminated the June 2021 Prospectus.

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

On October 28, 2019, Alliance filed a motion for summary judgment requesting that the Court dismiss the claims against Alliance, which was subsequently granted by the Court. On February 4, 2020, Mona answered the 16(b) claim the Company asserted against him by claiming various equitable defenses and filed a counterclaim against the Company under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, claiming a net loss on trading the Company’s stock of approximately $151.

On March 30, 2021, the Court issued an Order; and on March 31, 2021, the Clerk entered judgment against Mona and in favor of the Company in the amount of approximately $485. On April 27, 2021, Mona filed an appeal of the Court’s judgment, which is pending before the U.S. Court of Appeals for the Second Circuit.

In June 2021, the Magistrate issued an order permitting Mona to file an Amended Counterclaim Complaint, and rejected the Company’s request to execute on the judgment. The Company filed a response to Mona’s amended counterclaim in July 2021, and in February 2023 filed a motion for summary judgment on Mona’s fraud claim on the basis of inability to demonstrate reliance or loss causation. The motion was fully briefed and submitted on May 1, 2023.

On April 12, 2023, Mona filed a motion to dismiss the Company’s 16(b) claim based on a decision issued by a Magistrate Judge in an unrelated case, which held that 16(b) plaintiffs must allege an “injury in fact” resulting from a defendant’s short swing trading violation. That decision is currently on appeal, and the Company believes Mona’s motion is meritless. The Company intends to oppose the motion, which is scheduled to be fully briefed on May 24, 2023.

NOTE 5 - SHARE CAPITAL

Share Capital Developments:

As of December 31, 2022 and March 31, 2023, the Company had, respectively, 7,890,628 and 8,130,628 shares of Common Stock issued and outstanding.

On February 13, 2023, 240,000 of the Company’s outstanding pre-funded warrants were exercised into alike number of shares of Common Stock, at an exercise price of $0.0001 per share.

Employee Stock Option Grants:

During the three months ended March 31, 2023, the Company granted to certain directors, options to purchase an aggregate of 70,000 shares of the Common Stock, at an average exercise price per share of $3.48. The stock options vest over a period of three years as outlined in the option agreements evidencing such grants.

NOTE 6 - SUBSEQUENT EVENTS

On May 15, 2023, the Board of Directors of the Company authorized, and the Company commenced, a core-business focus program while the Company seeks to raise additional capital to continue development of the LIBERTY robotic system. This core-business focus program includes the cessation of research and development activities not related to LIBERTY, including terminating the Company’s agreement with CardioSert for that technology, and returning intellectual property relating to the SCS (Virob) and TipCat to TRDF.

On May 15, 2023, in addition to the core-business focus program described above, the Board of Directors of the Company authorized, and the Company commenced, a cost reduction plan while the Company seeks to raise additional capital to continue development of the LIBERTY robotic system.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The following discussion should be read in conjunction with our unaudited financial statements and related notes included in Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Certain information contained in this MD&A includes “forward-looking statements.” Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition and results of operations, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our existing and proposed business, including many assumptions regarding future events. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including those risks described in detail in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Recent Developments

Core-Business Focus Program

On May 15, 2023, the Board of Directors of the Company authorized, and the Company commenced, a core-business focus program while the Company seeks to raise additional capital to continue development of the LIBERTY robotic system. This core-business focus program includes the cessation of research and development activities not related to LIBERTY, including terminating the Company’s agreement with CardioSert for that technology, and returning intellectual property relating to the SCS (Virob) and TipCat to TRDF.

Cost Reduction Plan

On May 15, 2023, in addition to the core-business focus program described above, the Board of Directors of the Company authorized, and the Company commenced, a cost reduction plan while the Company seeks to raise additional capital to continue development of the LIBERTY robotic system. This cost reduction plan includes:

●	Focus its research & development and regulatory efforts to complete the LIBERTY’s verification and validation process (“V&V”), complete robotics build-up and execute first in human cases outside the USA.
●	Postpone a GLP study for LIBERTY until the completion of the V&V.
●	Harel Gadot, Chairman, President and CEO of the Company, has agreed to a reduction of 50% of his base salary, with terms and conditions with respect to the reduction period to be determined.
●	All other executive officers have agreed to a reduction of 30-40% of base salary, with terms and conditions with respect to the reduction period to be determined.
●	The independent members of the Board of Directors have agreed to a suspension of their director fees, with reinstatement of such fees to be determined.
●	Freeze on new hires.
●	Reduce employee headcount in both the US and Israel offices which are not directly involved in the research & development and/or regulatory process of LIBERTY, while retaining research & development and clinical-related employees to support the completion of the V&V and production of LIBERTY systems.
●	Professor Moshe Shoham, a co-founder of the Company and currently a member of its Scientific Advisory Board, will waive his SAB fees, with fees payable to the remaining SAB members to be restructured.
●	Postpone CE activities for the LIBERTY device.

We expect that the savings generated from such cost-reduction activities will enable us to continue the V&V and first-in-human cases planned in Brazil or elsewhere, through September 30, 2023, while we continue to seek new sources of financings to stabilize our finances.

First-In-Human Clinical Cases

We recently announced that we have initiated preparations for potential First-In-Human cases in Brazil, by engaging with interventional radiologist Prof. Francisco Cesar Carnevale. The engagement with Prof. Carnevale, from University of Sao Paulo Medical School Hospital, is expected to support our intention to conduct a first-in-human clinical trial in Brazil as part of our ongoing clinical and regulatory efforts. The potential clinical cases are expected to commence upon completion of the V&V process of our LIBERTY Robotic system, as well as obtaining the necessary regulatory approvals to perform those cases.

We are also exploring options to conduct First-In-Human trials or cases in other places where the regulatory laws allow.

Catheterization Milestone

On May 3, 2023, we announced that the LIBERTY Robotic system has surpassed its 100th catheterization during multiple pre-clinical studies, with a 95% success rate of reaching pre-determined vascular targets, such as distal branches of hepatic, gastric, splenic, mesenteric, renal and hypogastric arteries. Moreover, all of the procedures were completed without notable signs of intraoperative injury.

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

In December 2021, we achieved design freeze of the LIBERTY device.

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

In September and October 2022, the Company conducted an animal study at an FDA accredited European-based MedTech research laboratory, which was performed by a team of seasoned Key Opinion Leaders (KOLs) in the endovascular space, using porcine model.

During the animal study, the physicians conducted 63 navigations to the targeted sites using the investigational LIBERTY Robotic System and performed an equal number of procedures manually. The LIBERTY Robotic System received positive feedback from participating physicians, and there were no observable immediate intraoperative adverse events, or harm, to the test subjects.

The report from the animal study, which included histopathology data (the microscopic examination of tissue to study the manifestations of disease), exhibited equivocal results which were identified as related to unusual physiological animal responses in both manual and robotic test groups.

The Company believes the results of the study allow it to move forward and focus on the next phases to ultimately include a U.S.-based pivotal pre-clinical study.

The Company, together with its regulatory experts and consultants, believe a larger sample size and robust data generated by this study will advance the company’s efforts towards the submission of Investigational Device Exemption (IDE) with the U.S. Food and Drug Administration (FDA).

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

Microbot had been exploring the integration of the One & DoneTM technology into the LIBERTY endovascular robotic system for a range of potential applications in the cardiovascular, peripheral vascular and neurovascular spaces. However, as a result of its recently enacted core-business focus program and its cost reduction plan , the Company has terminated its existing agreement with CardioSert Ltd., which could result in the technology being re-acquired by CardioSert Ltd. for nominal consideration.

NovaCrossTM

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

On October 11, 2022, we announced that we are planning to focus our strategic efforts on the growing endovascular space and advancing the LIBERTY Robotic System to achieve its regulatory and commercial milestones, as well as expanding the LIBERTY ecosystem, and made a strategic decision to suspend the continued research and development of the SCS project, effective at that date. The SCS generally performed as expected during testing, both internally and externally, and we believe it continues to have potential clinical value as evidenced by the pre-clinical data submitted to the FDA, which allowed us to successfully apply for the Early Feasibility Study program administered by the FDA. However, the conflicting commercialization pathways between LIBERTY and the SCS due to different hospital call points, and the anticipated lengthier regulatory process of the SCS, led us to believe that focusing our strategic efforts on the LIBERTY Robotic System will provide us with a greater opportunity for success and future growth. We had been exploring opportunities with the SCS assets with the focus on maximizing shareholders value, including seeking buyers for the assets, entering into joint ventures, licensing arrangements, spinning-off the assets into a new operating company or discontinue the project altogether. However, as a result of our recently enacted core-business focus program and our cost reduction plan , we have been in contact with TRDF, the licensor of the technology, and intend to return the licensed intellectual property for the SCS (ViRob) back to TRDF in the second fiscal quarter of 2023 in accordance with the terms of its license agreement, as we have not been successful in any such possible other opportunities.

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

We have been exploring the use of the TipCAT for minimally invasive neurosurgical and endovascular applications to complement our other technologies. However, as a result of our recently enacted core-business focus program and our cost reduction plan , we have been in contact with TRDF, the licensor of the technology, and intend to return the licensed intellectual property for the TipCAT back to TRDF in the second fiscal quarter of 2023 in accordance with the terms of its license agreement, as we do not have the funds to continue to develop this technology.

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

Results of Operations

Comparison of Three Months Ended March 31, 2023 and 2022

The following table sets forth the key components of Microbot’s results of operations for the three-month periods ended March 31, 2023 and 2022 (in thousands):

	Three months ended March 31,
	2023	2022	Change

Research and development expenses	$(1,617)	$(1,706)	$89
General and administrative expenses	(1,302)	(1,470)	168
Financing income (expenses), net	66	(13)	79

Research and Development Expenses. Microbot’s research and development expenses were approximately $1,617,000 for the three months ended March 31, 2023, compared to approximately $1,706,000 for the comparable period in 2022. The decrease in research and development expenses for the period presented was primarily due to increases relating to the initial preparations to transfer the LIBERTY device from research & development to low volume and controlled production (to be used for bench, animal and clinical trials), offset by decreases in payroll due to a decrease in the number of employees.

General and Administrative Expenses. General and administrative expenses were approximately $1,302,000 for the three months ended March 31, 2023, compared to approximately $1,470,000 for the comparable period in 2022. The decrease in general and administrative expenses for the period presented was primarily due to increases in travel and professional service expenses, offset by decreases in payroll expenses resulting from not recording a bonus accrual in the first fiscal quarter of 2023 and decreases in director and officer insurance premiums.

Financing Income (Expenses), net. Financing income was approximately $66,000 for the three months ended March 31, 2023, compared to financing expenses of approximately $13,000 for the comparable period in 2022. The increase in financing income for the period presented was primarily due to an increase in interest income and unrealized gains from marketable securities offset by exchange rate expenses recorded due to the strengthening of the U.S. Dollar against the NIS.

Liquidity and Capital Resources

Microbot has incurred losses since inception and negative cash flows from operating activities for all periods presented. As of March 31, 2023, Microbot had a net working capital of approximately $4,348,000, consisting primarily of cash and cash equivalents and marketable securities. This compares to net working capital of approximately $6,745,000 as of December 31, 2022. Microbot anticipates that it will continue to incur net losses for the foreseeable future as it continues research and development efforts of its primary product candidates and continues to incur costs associated with being a public company.

Microbot has funded its operations through the issuance of capital stock, grants from the Israeli Innovation Authority, and convertible debt. Since inception (November 2010) through March 31, 2023, Microbot has raised net cash proceeds of approximately $59,000,000 and incurred a total cumulative loss of approximately $71,614,000. Microbot returned $3,375,000 (before interest) of such proceeds as a result of an adverse outcome in a litigation that concluded in the first quarter of 2020 and is now subject to an additional lawsuit seeking the return of an additional $6,750,000 of such proceeds. This litigation is in its discovery stages, and we cannot project what the eventual outcome will be, though management is vigorously defending its position that no return of capital is warranted.

Microbot Israel obtained from the Israeli Innovation Authority (“IIA”) grants for participation in research and development for the years 2013 through March 31, 2023 in the total amount of approximately $1,500,000. On January 4, 2018, Microbot Israel entered into an agreement with CardioSert to acquire certain of its patent-protected technology. CardioSert received grants from the IIA in the aggregate amount of approximately $530,000 and Microbot Israel took over the liability to repay such grants. On October 6, 2022, Microbot Israel entered into an agreement with Nitiloop Ltd. to acquire substantially all of its assets. Nitiloop received grants from the IIA in the aggregate amount of approximately $925,000 and Microbot Israel took over the liability to repay such grants.

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

To date, we have not generated revenues from our operations. As of March 31, 2023, we had unrestricted cash, cash equivalents and marketable securities of approximately $5,057,000, excluding encumbered cash, which management believes is sufficient to fund our operations for approximately four months from the filing date of this Quarterly Report on Form 10-Q, or through September 30, 2023, as a result of our recently enacted cost reduction plan. However, in the event we are unsuccessful in our current litigation discussed above, pursuant to which certain investors are seeking the return of $6,750,000 in proceeds we received from them in a 2017 stock offering, we will not have funds to continue our operation. As a result of the foregoing and our current cash position, these conditions raise substantial doubt about Microbot’s ability to continue as a going concern beyond approximately the next four months, which could adversely affect our ability to raise capital, expand our business and develop our planned products.

Microbot recently commenced a core-business focus program and a costreduction plan while it seeks to raise additional capital to continue development of the LIBERTY robotic system. See “Part II, Item 5. Other Information” below. As a result, Microbot will be unable, until it succeeds in raising substantial additional capital, to continue to fund its research and development activities relating to additional product candidates, and will need additional funds to continue the FDA approval process for the Liberty device after the third quarter of 2023. To the extent available, Microbot intends to raise capital through future issuances of debt and/or equity securities including registered offerings under its existing Registration Statement on Form S-3, which it may draw down from time to time subject to limitations on our use of Registration Statements on Form S-3 as a result of our public float. The capital raises from issuances of convertible debt and equity securities could result in additional dilution to Microbot’s shareholders. In addition, to the extent Microbot determines to incur additional indebtedness, Microbot’s incurrence of additional debt could result in debt service obligations and operating and financing covenants that would restrict its operations. Microbot can provide no assurance that financing will be available in the amounts it needs, at the times it needs it or on terms acceptable to it, if at all. If Microbot is not able to secure adequate additional working capital by June 30, 2023, it intends to make additional significant reductions in spending beyond those contemplated by its recently enacted cost reduction plan, extend payment terms with suppliers if available, liquidate assets if and where possible, further suspend or curtail planned research programs, or even shut down its business entirely.

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

Cash Flows

The following table provides a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash flows used in operating activities	$(3,203)	$(3,007)
Net cash flows provided by (used in) investing activities	2,883	(16)
Net cash flows from financing activities	-	-
Decrease in cash, cash equivalents and restricted cash	$(320)	$(3,023)

Net cash flows used in operating activities for the three months ended March 31, 2023 were approximately $3,203,000, calculated by adjusting our net loss from operations by approximately $350,000. Cash used in operating activities for the three months ended March 31, 2022 was approximately $3,007,000, similarly adjusted by approximately $182,000. The increase in net cash flows used in operating activities was due to the timing of payroll payments, whereby payments related to our March 2023 payroll were paid within the fiscal quarter and payments related to our March 2022 payroll were paid on April 1, 2022.

Net cash flows from investing activities for the three months ended March 31, 2023 were approximately $2,883,000, resulting from proceeds from sale of a marketable security, maturities of marketable securities and short term deposit in the amount of $3,521,000, offset by purchase of a marketable security in the amount of $638,000, compared to net cash flows used in investing activities in the prior comparable period as a result of purchase of property and equipment in the amount of $16,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Microbot’s cash and cash equivalents as of March 31, 2023 and December 31, 2022 consisted of readily available checking and money market funds. Microbot’s primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in Microbot’s portfolio, a sudden change in market interest rates would not be expected to have a material impact on Microbot’s financial condition and/or results of operations. Microbot does not believe that its cash or cash equivalents have significant risk of default or illiquidity. While Microbot believes its cash and cash equivalents do not contain excessive risk, Microbot cannot provide absolute assurance that in the future its investments will not be subject to adverse changes in market value. In addition, Microbot maintains significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2023. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the management of the Company, have determined that as of March 31, 2023, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

On October 28, 2019, Alliance filed a motion for summary judgment requesting that the Court dismiss the claims against Alliance, which was subsequently granted by the Court. On February 4, 2020, Mona answered the 16(b) claim we asserted against him by claiming various equitable defenses, and filed a counterclaim against Microbot under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, claiming a net loss on trading Microbot stock of $150,954.

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

In June 2021, the Magistrate issued an order permitting Mona to file an Amended Counterclaim Complaint, and rejected our request to execute on the Judgment. We filed a response to Mona’s amended counterclaim on July 21, 2021, and in February 2023 filed a motion for summary judgment on Mona’s fraud claim on the basis of inability to demonstrate reliance or loss causation. The motion was fully briefed and submitted on May 1, 2023.

On April 12, 2023, Mona filed a motion to dismiss our 16(b) claim based on a decision issued by a Magistrate Judge in an unrelated case, which held that 16(b) plaintiffs must allege an “injury in fact” resulting from a defendant’s short swing trading violation. That decision is currently on appeal, and we believe Mona’s motion is meritless. We intend to oppose the motion, which is scheduled to be fully briefed on May 24, 2023.

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

As stated elsewhere in this Quarterly Report on Form 10-Q, we have not generated any revenues, have sustained losses and have accumulated a significant deficit since our inception. Also, we estimate that our cash resources as of March 31, 2023 are only sufficient to fund our operations for approximately four months from the filing date of this Quarterly Report, or through September 30, 2023, as a result of our recently enacted cost reduction plan. As a result, our continued existence is dependent upon our ability to obtain additional debt or equity financing and to ultimately become a commercially viable organization.

There can be no assurance that the additional necessary debt or equity financing will be available, or will be available on terms acceptable to us, in which case we may be unable to meet our obligations or fully implement our business plan, if at all, beyond such four months period. Additionally, should we be unable to realize our assets and discharge our liabilities in the normal course of business, the net realizable value of our assets may be materially less than the amounts recorded in our financial statements. As a result of the foregoing and our current cash position, these conditions raise substantial doubt about Microbot’s ability to continue as a going concern beyond approximately the next four months, which could adversely affect our ability to raise capital, expand our business and develop our planned products.

We have limited capital resources and we may not obtain the significant additional capital needed to sustain our research and development efforts or continue our business.

We have limited liquidity and capital resources and, even with the recent implementation of our cost reduction plan, must obtain significant additional capital resources in order to sustain our remaining ongoing product development efforts, continue preclinical and clinical testing of our products, pursue regulatory approvals, acquire and sustain capital equipment, laboratory and office facilities, establish production capabilities, maintain and enforce our intellectual property portfolio, and support our general and administrative expenses and other working capital requirements. We rely on cash reserves and proceeds from equity and debt offerings, and government grants, if obtainable, to fund our operations.

We intend to pursue opportunities for additional fundraising in the future through equity or debt financings, corporate alliances or combinations, grants or collaborative research arrangements, sales or dispositions of assets, or any combination of these. However, the source, timing and availability of any future fundraising will depend principally upon market conditions, and, more specifically, on progress in our research and development programs. Funding may not be available when needed — at all or on terms acceptable to us. While we are managing our programs and resources in order to conserve cash while we pursue and identify fundraising opportunities, our existing capital resources are not be sufficient to fund our operations beyond the next fiscal quarter. Lack of necessary funds has already forced us, among other things, to delay, scale back or eliminate some of our research and product development programs, planned clinical trials, and/or our capital expenditures. If we exhaust our cash reserves and are unable to realize adequate additional fundraising, we will be unable to meet operating obligations and be required to initiate bankruptcy proceedings, delay, scale back or eliminate some or all of our remaining research and product development programs, or even shut down operations entirely.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Core-Business Focus Program

On May 15, 2023, the Board of Directors of the Company authorized, and the Company commenced, a core-business focus program while the Company seeks to raise additional capital to continue development of the LIBERTY robotic system. This core-business focus program includes the cessation of research and development activities not related to LIBERTY, including terminating the Company’s agreement with CardioSert for that technology, and returning intellectual property relating to the SCS (Virob) and TipCat to TRDF.

Cost Reduction Plan

On May 15, 2023, in addition to the core-business focus program described above, the Board of Directors of the Company authorized, and the Company commenced, a cost reduction plan while the Company seeks to raise additional capital to continue development of the LIBERTY robotic system. This cost reduction plan includes:

●	Focus its research & development and regulatory efforts to complete the LIBERTY’s verification and validation process (“V&V”), complete robotics build-up and execute first in human cases outside the USA.
●	Postpone a GLP study for LIBERTY until the completion of the V&V.
●	Harel Gadot, Chairman, President and CEO of the Company, has agreed to a reduction of 50% of his base salary, with terms and conditions with respect to the reduction period to be determined.
●	All other executive officers have agreed to a reduction of 30-40% of base salary, with terms and conditions with respect to the reduction period to be determined.
●	The independent members of the Board of Directors have agreed to a suspension of their director fees, with reinstatement of such fees to be determined.
●	Freeze on new hires.
●	Reduce employee headcount in both the US and Israel offices which are not directly involved in the research & development and/or regulatory process of LIBERTY, while retaining research & development and clinical-related employees to support the completion of the V&V and production of LIBERTY systems.
●	Professor Moshe Shoham, a co-founder of the Company and currently a member of its Scientific Advisory Board, will waive his SAB fees, with fees payable to the remaining SAB members to be restructured.
●	Postpone CE activities for the LIBERTY device.

We expect that the savings generated from such cost-reduction activities will enable us to continue the V&V and first-in-human cases planned in Brazil or elsewhere, through September 30, 2023, while we continue to seek new sources of financings to stabilize our finances. We may commence a second round of cost-cutting in the event we are unsuccessful in raising capital by June 30, 2023. In the event the Company is not successful in raising additional capital by September 30, 2023, or if the results of the verification and validation study and first-in-human trials are not promising, the Company may be forced to take more drastic actions to conserve capital or shut down operations entirely.

Termination of CardioSert Agreement

On May 17, 2023, we send a Notice of Termination of Agreement with respect to our agreement with CardioSert dated January 4, 2018. The termination, which will be effective as of August 17, 2023 in accordance with the terms of the agreement, also provides for the cessation as of May 23, 2023 of consulting services CardioSert has been providing to us with respect to that technology. As a result of the termination and other matters, CardioSert may re-acquire our One-and-Done (former CardioSert) technology for nominal consideration. As of the filing date of this Quarterly Report on Form 10-Q, CardioSert has not purchased back such technology.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 17th day of May, 2023.

MICROBOT MEDICAL INC.

By:	/s/ Harel Gadot
Name:	Harel Gadot
Title:	Chairman, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Rachel Vaknin
Name:	Rachel Vaknin
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

