Form 10-Q
period 2023-06-30
Microbot Medical Inc.
filed 2023-08-14
CIK 883975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____ to _____

Commission file number: 000-19871

MICROBOT MEDICAL INC.

(Name of Registrant in Its Charter)

Delaware	94-3078125
State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

288 Grove Street, Suite 388

Braintree, MA 02184

(Address of principal executive offices)

(781) 875-3605

(Registrant’s Telephone Number, Including Area Code)

25 Recreation Park Drive, Unit 108

Hingham, MA 02043

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,707,317 shares of Common Stock, $0.01 par value at August 10, 2023.

MICROBOT MEDICAL INC. AND SUBSIDIARY

MICROBOT MEDICAL INC.

Interim Consolidated Balance Sheets

U.S. dollars in thousands

(Except share and per share data)

		As of June 30, 2023	As of December 31, 2022
	Notes	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents		$5,721	$2,442
Marketable securities	2	4,199	5,760
Short-term deposit		-	3
Restricted cash		48	77
Prepaid expenses and other current assets		371	532
Total current assets		10,339	8,814

Property and equipment, net		180	221
Operating right-of-use assets	3	365	502
Total assets		$10,884	$9,537

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable		$240	$116
Lease liabilities	3	225	283
Accrued liabilities		859	1,670
Total current liabilities		1,324	2,069

Non-current liabilities:
Long-term lease liabilities	3	92	179
Total liabilities		1,416	2,248

Stockholders’ equity:

Common stock; $0.01 par value; 60,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 11,707,317 and 7,890,628 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.		118	80
Additional paid-in capital		83,251	75,970
Accumulated deficit		(73,901)	(68,761)
Total stockholders’ equity		9,468	7,289
Total liabilities and stockholders’ equity		$10,884	$9,537

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Consolidated Statements of Comprehensive Loss

U.S. dollars in thousands

(Except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	Unaudited		Unaudited
Research and development	$(1,365)	$(2,193)	$(2,982)	$(3,899)
General and administrative	(959)	(1,370)	(2,261)	(2,840)
Operating loss	(2,324)	(3,563)	(5,243)	(6,379)

Financing income, net	37	50	103	37
Net loss	$(2,287)	$(3,513)	$(5,140)	$(6,702)

Basic and diluted net loss per share	$(0.25)	$(0.49)	$(0.60)	$(0.94)
Basic and diluted weighted average common shares outstanding	9,198,806	7,108,133	8,609,325	7,108,133

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Consolidated Statements of Shareholders’ Equity

U.S. dollars in thousands

(Except share and per share data)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balances, December 31, 2021 (Audited)	7,108,133	$72	$69,902	$(55,593)	$14,381
Share-based compensation	-	-	429	-	429
Net loss	-	-	-	(3,189)	(3,189)
Balances, March 31, 2022 (Unaudited)	7,108,133	$72	$70,331	$(58,782)	$11,621
Share-based compensation	-	-	432	-	432
Net loss	-	-	-	(3,513)	(3,513)
Balances, June 30, 2022 (Unaudited)	7,108,133	$72	$70,763	$(62,295)	$8,540

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balances, December 31, 2022 (Audited)	7,890,628	$80	$75,970	$(68,761)	$7,289
Share-based compensation	-	-	412	-	412
Issuance of common stock upon exercise of warrants	240,000	3	(3)	-	-
Net loss	-	-	-	(2,853)	(2,853)
Balances, March 31, 2023 (Unaudited)	8,130,628	$83	$76,379	$(71,614)	$4,848
Share-based compensation	-	-	349	-	349
Issuance of common stock and warrants net of issuance costs (*)	3,576,689	35	6,523	-	6,558
Net loss	-	-	-	(2,287)	(2,287)
Balances, June 30, 2023 (Unaudited)	11,707,317	$118	$83,251	$(73,901)	$9,468

(*)	Net of issuance costs in the amount of $1,075, of which $160 had not been paid as of June 30, 2023. See also Note 5.

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Consolidated Statements of Cash Flows

U.S. dollars in thousands

	For the Six Months Ended June 30,
	2023	2022
	Unaudited	Unaudited
Operating activities:
Net loss	$(5,140)	$(6,702)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	51	44
Non-cash and accrued interest	-	1
Interest income and unrealized gains from marketable securities	(35)	-
Share-based compensation expense	761	861
Changes in assets and liabilities:
Prepaid expenses and other assets	318	49
Other payables and accrued liabilities	(1,012)	(384)
Net cash flows used in operating activities	(5,057)	(6,131)
Investing activities:
Purchases of property and equipment	(10)	(78)
Purchases of marketable securities	(3,194)	-
Proceeds from sale of a marketable security	1,000	-
Proceeds from maturities of marketable securities	3,789	-
Short term deposit	3	-
Net cash flows provided by (used in) investing activities	1,588	(78)

Financing activities:
Issuance of common stock and warrants, net of issuance costs	6,719	-
Net cash flows provided by financing activities	6,719	-

Increase (decrease) in cash, cash equivalents and restricted cash	3,250	(6,209)
Cash, cash equivalents and restricted cash at beginning of period	2,519	13,580
Cash, cash equivalents and restricted cash at end of period	$5,769	$7,371

Supplemental disclosure of cash flow information:
Cash received from interest	$75	$-
Right-of-use asset and lease liability	$20	$121
Issuance expenses	$160	$-

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

B. Risk Factors

To date, the Company has not generated revenues from its operations. As of June 30, 2023, the Company had cash equivalents and marketable securities balance of approximately $9,920, excluding encumbered cash, which management believes is sufficient to fund its operations for eight months from the filing date of this Quarterly Report on Form 10-Q. Accordingly, as of such filing date, there is a substantial doubt as to the Company’s ability to continue as a going concern.

Due to continuing research and development activities, the Company expects to continue to incur additional losses for the foreseeable future. While management of the Company believes that it has sufficient funds until approximately April 2024, partially as a result of the Company’s cost reduction program implemented in May 2023 and capital raises in May and June 2023, the Company will seek to raise additional funds through future issuances of either debt and/or equity securities and possibly additional grants from the Israeli Innovation Authority and other government institutions. The Company’s ability to raise additional capital in the equity and debt markets is dependent on a number of factors, including, but not limited to, the market demand for the Company’s stock, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to the Company.

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

Operating results for the six and three-month periods ended June 30, 2023, are not necessarily indicative of the results that may be expected for the year ended December 31, 2023.

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

The following tables summarizes the Company’s financial assets subject to fair value measurement and the level of inputs used in such measurements as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023
	Total	Level 1	Level 2	Level 3
Cash equivalents:
U.S. treasury securities	$1,596	$1,596	$-	$-

Marketable securities:
U.S. treasury securities	$2,562	$2,562	$-	$-
Money market mutual funds	1,637	1,637	-	-
	$4,199	$4,199	$-	$-

	As of December 31, 2022
	Total	Level 1	Level 2	Level 3

Cash equivalents:
U.S. treasury securities	$1,247	$1,247	$-	$-

Marketable securities:
U.S. treasury securities	$3,761	$3,761	$-	$-
Money market mutual funds	1,999	1,999	-	-
	$5,760	$5,760	$-	$-

The Company’s financial assets are measured at fair value on a recurring basis by level within the fair value hierarchy. The Company’s securities and money market funds are classified as Level 1. Other than that, the Company doesn’t have any other financial assets or financial liabilities marked to market at fair value as of June 30, 2023 and December 31, 2022.

Contingencies

Management records and discloses legal contingencies in accordance with ASC Topic 450, Contingencies. Accordingly, management of the Company will recognize a liability for a legal contingency when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company monitors the stage of progress of its litigation matters in each reporting period in order to determine if any adjustments are required.

Recently issued accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption.

NOTE 3 - LEASES

The Company has lease agreements with lease and non-lease components, which it accounts for as a single lease component. The Company has elected not to recognize ROU assets and lease liabilities for short-term leases that have a term of 12 months or less. The effect of short-term leases on the Company’s ROU assets and lease liabilities was not material for the periods presented. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. In addition, the Company does not have any related party leases and its sublease transactions are de minimis.

Supplemental cash flow information related to operating leases was as follows:

	For the Six Months Ended June 30,
	2023	2022

Cash payments and expenses	$151	$172

Undiscounted maturities of operating lease payments as of June 30, 2023 are summarized as follows:

2023 (Remainder of the year)	$132
2024	188
2025	16
Total future lease payments	336
Less imputed interest	(19)
Total lease liability balance	$317

	June 30,	December 31,
	2023	2022

Operating leases weighted average remaining lease term (in years)	1-2	2
Operating leases weighted average discount rate	9%	9%

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Government Grants

Microbot Israel has received grants from the Israeli Innovation Authority (“IIA”) for participation in research and development since 2013 through June 30, 2023 totaling approximately $1,500.

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

In relation to the IIA grants described above, the Company is obligated to pay royalties amounting to 3%-5% of its future sales of the products relating to such grants.

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

Approval for Grant from The Israel Innovation Authority

On June 2, 2023, the Company announced that it received approval for a grant from the IIA in the amount of approximately NIS 1.62 million, which based on an exchange rate on such date of NIS 1.00 = $0.26675, would be approximately $433, to further finance the development of the Company’s manufacturing process of the LIBERTY robotic surgical system.

In relation to the IIA grant, the Company is obligated to pay royalties amounting to between 3%-5% of future sales of the LIBERTY product up to the grant amount plus interest. The grant is linked to the U.S. dollar and bears interest at Libor per annum. The grant funds will be paid over time based on the terms of the grant, and the U.S. dollar amount actually received will be based on the exchange rate of the U.S. dollar to the New Israeli Shekel at the time of payment. See “NOTE 6 - SUBSEQUENT EVENTS” below for further information regarding such grant approval.

TRDF Agreement

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

Pursuant to the License Agreement, both parties agreed to extend the next development milestone for the Company’s Self-Cleaning Shunt (SCS) project, which includes the First In Human milestone, until December 2024, and to continue to maintain the TipCat assets, which are still in a discovery phase, until December 2023. The Company in October 2022 suspended the SCS project while it evaluated alternatives for the SCS assets (mainly related patents), including seeking buyers for the assets, joint ventures or licensing arrangements, spinning off the assets into a new operating company or discontinuing the project altogether. The Company has certain obligations to seek to develop and commercialize the SCS and the TipCat assets under the License Agreement. The Company has been in discussions with TRDF with respect to the suspension of the SCS project and the status of the TipCat assets, and as a result of the Company’s May 2023 implementation of its core-business focus program and cost reduction plan, the Company returned the licensed intellectual property for the Tipcat back to TRDF in June 2023, and returned the licensed intellectual property for the SCS (ViRob) back to TRDF in July 2023, as the Company has not been successful in any such other opportunities.

Agreement with CardioSert Ltd.

On January 4, 2018, Microbot Israel entered into an agreement with CardioSert to acquire certain of its patent-protected technology (the “Technology”). Pursuant to the Agreement, Microbot Israel made aggregate payments of $300 in cash and 6,738 shares of Common Stock estimated at $74 to complete the acquisition.

The agreement may be terminated by Microbot Israel at any time for convenience upon 90-days’ notice. The agreement may be terminated by CardioSert in case the first commercial sale does not occur by the third anniversary of the date of signing of the agreement except if Microbot Israel has invested more than $2,000 in certain development stages, or the first commercial sale does not occur within 50 months. As of June 30, 2023, the 50 months period has expired and CardioSert can buy-back the Technology at any time.

In each of the above termination events, or in case of breach by Microbot Israel, CardioSert shall have the right to buy back the Technology from Microbot Israel for $1.00, upon 60 days prior written notice, but only 1 year after such termination events. Additionally, the agreement may be terminated by either party upon breach of the other (subject to cure). Until May 2023, Microbot Israel paid CardioSert a monthly consultation fee of NIS40,000 (or approximately US$11, based on an exchange rate of NIS 3.7 to the dollar) covering up to 60 consulting hours per month, relating to the development of the Technology. As a result of its recently enacted core-business focus program and its cost reduction plan, the Company has terminated its agreement with CardioSert effective as of August 17, 2023 and ceased its research and development and commercialization efforts for the Technology, which could result in the Technology being reacquired by CardioSert for nominal consideration.

As of the filing date of this Quarterly Report on Form 10-Q, CardioSert has not purchased back the Technology; however, the Company is in discussions with CardioSert with respect to post-termination matters.

ATM Agreement

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

Engagement Letter with H.C. Wainwright

On May 16, 2023 and in connection with the registered direct and private placement offerings referred to in Note 5 below, the Company entered into an engagement letter (the “Engagement Letter”) with Wainwright, pursuant to which Wainwright agreed to serve as the exclusive placement agent for the issuance and sale of securities of the Company. As compensation for such placement agent services, the Company has agreed to pay Wainwright an aggregate cash fee equal to 7.0% of the gross proceeds received by the Company from offerings contemplated by the Engagement Letter, plus a management fee equal to 1.0% of the gross proceeds received by the Company from such offerings, as well as other reimbursable expenses. The Company has also agreed to issue to Wainwright or its designees preferred investment options upon the closing of such offerings.

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

Litigation

Litigation Resulting from the 2017 Financing

The Company was named as the defendant in a lawsuit captioned Empery Asset Master Ltd., Empery Tax Efficient, LP, Empery Tax Efficient II, LP, Hudson Bay Master Fund Ltd., Plaintiffs, against Microbot Medical Inc., Defendant, in the Supreme Court of the State of New York, County of New York (Index No. 651182/2020). The complaint alleges, among other things, that the Company breached multiple representations and warranties contained in the Securities Purchase Agreement (the “SPA”) related to the Company’s June 8, 2017 equity financing (the “2017 Financing”), of which the Plaintiffs participated, and fraudulently induced Plaintiffs into signing the SPA. The complaint seeks rescission of the SPA and return of the Plaintiffs’ $6,750 purchase price with respect to the 2017 Financing. The lawsuit is currently in the discovery phase, and a court-ordered mediation is being scheduled. Management is unable to assess the likelihood that the Company will succeed at trial, having previously lost another lawsuit with respect to the 2017 Financing.

Mona Litigation

On April 28, 2019, the Company brought an action against Alliance Investment Management, Ltd. (“Alliance”), later amended to include Joseph Mona (“Mona”) as a defendant, in the Southern District of New York under Section 16(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), to compel Alliance and Mona to disgorge short swing profits realized from purchases and sales of the Company’s securities within a period of less than six months. The case is Microbot Medical Inc. v. Alliance Investment Management, Ltd., No. 19-cv-3782-GBD (SDNY). The amount of profits was estimated in the complaint to be approximately $468.

On October 28, 2019, Alliance filed a motion for summary judgment requesting that the Court dismiss the claims against Alliance, which was subsequently granted by the Court. On February 4, 2020, Mona answered the 16(b) claim and filed a counterclaim against the Company under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, claiming a net loss on trading the Company’s stock of approximately $151.

On March 31, 2021, the Clerk entered a judgment against Mona and in favor of the Company in the amount of approximately $485. On April 27, 2021, Mona filed an appeal of the Court’s judgment, which is pending before the U.S. Court of Appeals for the Second Circuit.

In June 2021, the Magistrate issued an order permitting Mona to file an Amended Counterclaim Complaint, and rejected the Company’s request to execute on the judgment. The Company filed a response to Mona’s amended counterclaim in July 2021, and in February 2023 filed a motion for summary judgment on Mona’s fraud claim. On August 4, 2023, the Magistrate issued a Report & Recommendation, which recommends that the District Court dismiss Mona’s Section 10(b) counterclaim in the entirety, with prejudice. Objections to the Report & Recommendation are due to be filed on August 18, 2023.

On April 12, 2023, Mona filed a motion to dismiss the Company’s 16(b) claim. That decision is currently on appeal, and the Company believes Mona’s motion is meritless. The Company has opposed the motion to dismiss, which was fully briefed and submitted on May 24, 2023 and is pending before the Court.

NOTE 5 - SHARE CAPITAL

Share Capital Developments

As of December 31, 2022 and June 30, 2023, the Company had, respectively, 7,890,628 and 11,707,317 shares of Common Stock issued and outstanding.

On February 13, 2023, 240,000 of the Company’s outstanding pre-funded warrants were exercised into an equivalent number of shares of Common Stock, at an exercise price of $0.0001 per share.

Employee Stock Option Grants

During the six months ended June 30, 2023, the Company granted stock option awards to certain directors and an employee to purchase an aggregate of 85,000 shares of the Common Stock, at a weighted average exercise price per share of $3.07 and with a vesting period of three years.

Registered Direct and Private Placement Offerings

On May 22, 2023, the Company entered into a securities purchase agreement with an institutional investor, pursuant to which it agreed to issue and sell in a registered direct offering an aggregate of 655,569 shares of Common Stock, at an offering price of $2.20 per share, for aggregate gross proceeds of $1,442 before deducting the placement agent fee and related offering expenses of approximately $222 (the “First May Offering”). The Company also issued to Wainwright or its designees preferred investment options to purchase 32,778 shares of Common Stock. The First May Offering was consummated on May 23, 2023.

On May 23, 2023, the Company entered into a securities purchase agreement with an institutional investor, pursuant to which it agreed to issue and sell in a registered direct offering (i) an aggregate of 975,000 shares of Common Stock, at an offering price of $2.20 per share and (ii) pre-funded warrants exercisable for up to 234,500 shares of the Common Stock, at an offering price of $2.1999 per pre-funded warrant, for aggregate gross proceeds of $2,661 before deducting the placement agent fee and related offering expenses of approximately $345 (the “Second May Offering”). The Company also issued to Wainwright or its designees preferred investment options to purchase 60,476 shares of Common Stock. The Second May Offering was consummated on May 24, 2023. All of such pre-funded warrants were subsequently exercised in accordance with their terms into an equivalent number of shares of Common Stock.

On June 2, 2023, the Company entered into a securities purchase agreement with institutional investors, pursuant to which it agreed to issue and sell in a registered direct offering an aggregate of 701,756 shares of Common Stock, at an offering price of $2.1375 per share, for aggregate gross proceeds, with the concurrent private placement described below, of $1,500 before deducting the placement agent fee and related offering expenses of approximately $227 (the “First June Offering”). The Company also issued to Wainwright or its designees preferred investment options to purchase 35,088 shares of its Common Stock. The registered direct offering was consummated on June 6, 2023. In a concurrent private placement, the Company also issued to the purchasers of shares of Common Stock in the First June Offering, series C preferred investment options to purchase up to 350,878 shares of Common Stock. Each series C preferred investment option is exercisable for one share of Common Stock at an exercise price of $2.075 commencing on the date of issuance and expiring five and one-half years from the issuance date.

On June 26, 2023, the Company entered into a securities purchase agreement with institutional investors, pursuant to which it agreed to issue and sell in a registered direct offering an aggregate of 624,618 shares of its Common Stock, at an offering price of $3.25 per share, for aggregate gross proceeds, with the concurrent private placement described below, of $2,030 before deducting the placement agent fee and related offering expenses of approximately $281 (the “Second June Offering”). The Company also issued to Wainwright or its designees preferred investment options to purchase 31,231 shares of its Common Stock. The registered direct offering was consummated on June 28, 2023. In a concurrent private placement, the Company also issued to the purchasers of shares of Common Stock in the Second June Offering, series D preferred investment options to purchase up to 312,309 shares of the Company’s Common Stock. Each series D preferred investment option is exercisable for one share of Common Stock at an exercise price of $3.19 commencing on the date of issuance and expiring five and one-half years from the issuance date.

Preferred Investment Options Amendment

In connection with the Second May Offering, the Company amended the terms of (i) the Series A preferred investment options to purchase 1,022,495 shares of its Common Stock for an exercise price of $4.64 per share which are scheduled to expire on October 25, 2027 and (ii) the Series B preferred investment options to purchase 1,022,495 shares of its Common Stock for an exercise price of $4.64 per share which were initially scheduled to expire on October 25, 2024 (the “Series B Preferred Investment Options”), in each case previously issued to the investor in October 2022 under the securities purchase agreement dated October 21, 2022 (collectively, the “Existing Preferred Investment Options”), which investor also participated in the Second May Offering, such that effective upon the closing of the Second May Offering, the Existing Preferred Investment Options have a reduced exercise price of $2.20 per share and the Series B Preferred Investment Options expire on October 25, 2027. These modifications represent issuance costs relating to the Existing Preferred Investment Options. The amount of the effect of the modifications is approximately $1,230. On June 16, 2023, the holder of the Series B Preferred Investment Options exercised all of such Series B Preferred Investment Options pursuant to its cashless exercise provision into 385,246 shares of Common Stock.

NOTE 6 - SUBSEQUENT EVENTS

On July 18, 2023, the Company received NIS 567,000 (US$156) from the IIA, relating to its June 2023 grant approval. See “NOTE 4 - COMMITMENTS AND CONTINGENCIES - Approval for Grant from The Israel Innovation Authority” above.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The following discussion should be read in conjunction with our unaudited financial statements and related notes included in Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Certain information contained in this MD&A includes “forward-looking statements.” Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition and results of operations, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our existing and proposed business, including many assumptions regarding future events. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including those risks described in detail in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 and in Item 1A. Risk Factors, of this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023.

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

Core-Business Focus Program

On May 15, 2023, the Board of Directors of the Company authorized, and the Company commenced, a core-business focus program while the Company seeks to raise additional capital to continue development of the LIBERTY robotic system. This core-business focus program includes the cessation of research and development activities not related to LIBERTY, including terminating the Company’s agreement with CardioSert for that technology, and returning intellectual property relating to the SCS (ViRob) and TipCat to Technion Research and Development Foundation.

Cost Reduction Plan

In addition to the core-business focus program described above, the Board of Directors of the Company authorized, and the Company commenced, a cost reduction plan while the Company seeks to raise additional capital to continue development of the LIBERTY robotic system. This cost reduction plan includes:

●	Limiting the Company’s research & development and regulatory efforts to complete the LIBERTY’s verification and validation process (“V&V”), complete robotics build-up and execute first in human cases outside the USA.
●	Postponing a Good Laboratory Practice study for LIBERTY until the completion of the V&V, which was subsequently rescheduled for August 2023 after additional capital has been raised.
●	Harel Gadot, Chairman, President and CEO of the Company, has agreed to a reduction of 50% of his base salary, with terms and conditions with respect to the reduction period to be determined.
●	All other executive officers have agreed to a reduction of 30-40% of base salary as follows:

○	Rachel Vaknin, CFO. Pursuant to an Addendum to Employment Agreement, Ms. Vaknin’s gross monthly salary was decreased to a gross amount of NIS 35,000.
○	Simon Sharon, CTO and General Manager. Pursuant to an Addendum to Employment Agreement, Mr. Sharon’s gross monthly salary was decreased to a gross amount of NIS 44,496.
○	Eyal Morag, CMO. Pursuant to an Addendum to Employment Agreement, Dr. Morag’s gross monthly salary was decreased to a gross amount of NIS 49,440.

●	The independent members of the Board of Directors have agreed to a suspension of their quarterly director fees, with reinstatement of such fees to be determined.
●	Freeze on new hires.
●	Reduce employee headcount in both the US and Israel offices which are not directly involved in the research & development and/or regulatory process of LIBERTY, while retaining research & development and clinical-related employees to support the completion of the V&V and production of LIBERTY systems.
●	Professor Moshe Shoham, a co-founder of the Company and currently a member of its Scientific Advisory Board, will waive his SAB fees, with fees payable to the remaining SAB members to be restructured.
●	Postpone CE activities for the LIBERTY device.

In May and June 2023, we raised sufficient capital that, together with the ongoing savings from the cost reduction plan described above, has enabled us to continue our operations through approximately April of 2024, including completion of the V&V study, commencing first-in-human cases planned in Brazil or elsewhere, perform the GLP study and submit the IDE to the US Food & Drug Administration. We continue to seek new sources of capital to stabilize our finances and provide operating runway subsequent to April of 2024. In the event the Company is not successful in raising additional capital by April of 2024, or if the results of the V&V study and first-in-human trials are not promising, the Company may be forced to take more drastic actions to conserve capital or shut down operations entirely.

Completion of Pre-Clinical Study

On June 29, 2023, we announced the successful completion of a two-day pre-clinical study held by leading key opinion leaders at a New York-based research lab, where they performed dozens of catheterizations, including the utilization of the LIBERTY® Robotic Surgical System’s remote operation capabilities, to pre-determined vascular targets, with a 100% success rate of reaching the intended target with no observable on-site complications.

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

Technological Platforms

LIBERTY®

On January 13, 2020, Microbot unveiled what it believes is the world’s first fully disposable robotic system for use in endovascular interventional procedures, such as cardiovascular, peripheral and neurovascular. The LIBERTY robotic system features a unique compact design with the capability to be operated remotely, reduce radiation exposure and physical strain to the physician, reduce the risk of cross contamination, as well as the potential to eliminate the use of multiple consumables when used with its NovaCross platform or possibly other guidewire/microcatheter technologies.

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

LIBERTY is being designed to have the following attributes:

●	Compact size - Eliminates the need for large capital equipment in dedicated cath-lab rooms with dedicated staff.
●	Fully disposable - To our knowledge, the first and only fully disposable, robotic system for endovascular procedures.

●	One & DoneTM – Can be made compatible with Microbot’s NitiLoop’s NovaCross products or possibly other guidewire/microcatheter technologies, that combines guidewire and microcatheter into a single device.
●	State of the art maneuverability - Provides linear, rotational and tip control of its guidewire, as well as linear motion for an additional “over the wire” device.
●	Compatibility with a wide range of commercially-available guidewires, microcatheters and guide-catheters.
●	Enhanced operator safety and comfort – Aims to reduce exposure to ionizing radiation and the need for heavy lead vests otherwise to be worn during procedures, as well as reducing the exposure to Hospital Acquired Infections (HAI).
●	Ease of use - LIBERTY’s intuitive remote controls aims to simplify advanced procedures while shortening the physician’s learning curve.
●	Telemedicine compatible - Capable of supporting tele-catheterization, carried out remotely by highly trained specialists.

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

Technology from CardioSert

On April 8, 2018, we acquired a patent-protected technology from CardioSert Ltd., a privately-held medical device company based in Israel that was part of a technological incubator supported by the Israel Innovation Authorities. The CardioSert technology contemplates a combination of a guidewire and microcatheter, technologies that are broadly used for surgery within a tubular organ or structure such as a blood vessel or duct. The CardioSert technology features a unique guidewire delivery system with steering and stiffness control capabilities which when developed is expected to give the physician the ability to control the tip curvature, to adjust tip load to varying degrees of stiffness in a gradually continuous manner. The technology was originally developed to support interventional cardiologists in crossing chronic total occlusions (CTO) during percutaneous coronary intervention (PCI) procedures and has the potential to be used in other spaces and applications, such as peripheral intervention, and neurosurgery. This acquired technology from CardioSert was rebranded by us and trademarked as “One & DoneTM”.

Microbot had been exploring the integration of the One & DoneTM technology into the LIBERTY endovascular robotic system for a range of potential applications in the cardiovascular, peripheral vascular and neurovascular spaces. However, as a result of its recently enacted core-business focus program and its cost reduction plan , the Company has terminated its existing agreement with CardioSert Ltd. as of August 17, 2023 and ceased its research and development of an commercialization efforts for the technology, which could result in the technology being re-acquired by CardioSert Ltd. for nominal consideration. The Company is in discussions with CardioSert with respect to post-termination matters.

NovaCrossTM

On October 6, 2022, we purchased substantially all of the assets, including intellectual property, devices, components and product related materials of Nitiloop Ltd., an Israeli limited liability company. The assets include intellectual property and technology in the field of intraluminal revascularization devices with anchoring mechanism and integrated microcatheter, and the products or potential products incorporating the technology owned by Nitiloop and designated by Nitiloop as “NovaCross”, “NovaCross Xtreme” and “NovaCross BTK” and any enhancements, modifications and improvements. This technology is also expected to be incorporated in our One & DoneTM platform.

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

On October 11, 2022, we announced that we are planning to focus our strategic efforts on the growing endovascular space and advancing the LIBERTY Robotic System to achieve its regulatory and commercial milestones, as well as expanding the LIBERTY ecosystem, and made a strategic decision to suspend the continued research and development of the SCS project, effective at that date. The SCS generally performed as expected during testing, both internally and externally, and we believe it continues to have potential clinical value as evidenced by the pre-clinical data submitted to the FDA, which allowed us to successfully apply for the Early Feasibility Study program administered by the FDA. However, the conflicting commercialization pathways between LIBERTY and the SCS due to different hospital call points, and the anticipated lengthier regulatory process of the SCS, led us to believe that focusing our strategic efforts on the LIBERTY Robotic System will provide us with a greater opportunity for success and future growth. We had been exploring opportunities with the SCS assets with the focus on maximizing shareholders value, including seeking buyers for the assets, entering into joint ventures, licensing arrangements, spinning-off the assets into a new operating company or discontinue the project altogether. However, as a result of our recently enacted core-business focus program and our cost reduction plan , we have been in contact with TRDF, the licensor of the technology, and returned the licensed intellectual property for the SCS (ViRob) back to TRDF in accordance with the terms of its license agreement, as we have not been successful in any such possible other opportunities.

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

We have been exploring the use of the TipCAT for minimally invasive neurosurgical and endovascular applications to complement our other technologies. However, as a result of our recently enacted core-business focus program and our cost reduction plan , we returned the licensed intellectual property for the TipCAT back to TRDF in June 2023, as we do not have the funds to continue to develop this technology.

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

Microbot has cut its general and administrative expenses in May 2023 as a result of its core-business focus program and cost reduction program; however, Microbot expects that its general and administrative expenses may increase in the future as it incurs expenses relating to its operating activities, maintains and expands its patent portfolio and maintain compliance with exchange listing and public company requirements. Microbot expects these potential increases will likely include management costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums and expenses associated with investor relations.

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

Contingencies

Management records and discloses legal contingencies in accordance with ASC Topic 450 Contingencies. Accordingly, Management will recognize a liability for a legal contingency when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company monitors the stage of progress of its litigation matters in each reporting period in order to determine if any adjustments are required.

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2023 and 2022

The following table sets forth the key components of Microbot’s results of operations for the three and six month periods ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change

Research and development expenses	$(1,365)	$(2,193)	$828	$(2,982)	$(3,899)	$917
General and administrative expenses	(959)	(1,370)	411	(2,261)	(2,840)	579
Financing income, net	37	50	(13)	103	37	66

Research and Development Expenses. Microbot’s research and development expenses were approximately $1,365,000 and $2,982,000 for the three and six months ended June 30, 2023, respectively, compared to approximately $2,193,000 and $3,899,000 for the comparable periods in 2022, respectively. The decrease in research and development expenses for the periods presented was primarily due to the Company’s cost reduction plan which commenced in the second quarter of 2023. The cost reduction plan includes decreases in payroll from the termination of employees, salary reductions of management, subcontractors, advisory board members, patents expenses, as well as no bonus accrual.

General and Administrative Expenses. General and administrative expenses were approximately $959,000 and $2,261,000 for the three and six months ended June 30, 2023, respectively, compared to approximately $1,370,000 and $2,840,000 for the comparable periods in 2022, respectively. The decrease in general and administrative expenses for the periods presented was primarily due to lower D&O insurance premiums in 2023 and the Company’s cost reduction plan which commenced in the second quarter of 2023. The cost reduction plan includes decreases in payroll from the termination of employees, salary reductions of management, no bonus accrual and related expenses, paused independent director payments, and lower share based compensation expenses.

Financing Income, net. Financing income net was approximately $37,000 and $103,000 for the three and six months ended June 30, 2023, compared to financing income net of approximately $50,000 and $37,000 for the comparable period in 2022. The increase in financing income net for the six-month period presented was primarily due to interest income and unrealized gains from marketable securities offset by exchange rate expenses recorded due to the strengthening of the U.S. Dollar against the NIS. The decrease in financing income net for the three-month period presented was primarily due to decrease in exchange rate income offset by increase in income from marketable securities.

Liquidity and Capital Resources

Microbot has incurred losses since inception and negative cash flows from operating activities for all periods presented. As of June 30, 2023, Microbot had a net working capital of approximately $9,015,000, consisting primarily of cash and cash equivalents and marketable securities. This compares to net working capital of approximately $6,745,000 as of December 31, 2022. Microbot anticipates that it will continue to incur net losses for the foreseeable future as it continues research and development efforts of its primary product candidate and continues to incur costs associated with being a public company.

Microbot has funded its operations through the issuance of capital stock, grants from the Israeli Innovation Authority, and convertible debt. Since inception (November 2010) through June 30, 2023, Microbot has raised cash proceeds of approximately $66,560,000 and incurred a total cumulative loss of approximately $73,901,000. Microbot returned $3,375,000 (before interest) to an investor as a result of an adverse outcome in a litigation that concluded in the first quarter of 2020 and is now subject to an additional lawsuit seeking the return of an additional $6,750,000 of such proceeds. This litigation is in its discovery stages and pending court-ordered mediation, and we cannot predict what the eventual outcome will be, though management is vigorously defending its position that no return of capital is warranted.

Microbot Israel obtained from the Israeli Innovation Authority (“IIA”) grants for participation in research and development for the years 2013 through June 30, 2023 in the total amount of approximately $1,500,000. In addition, on June 2, 2023, we announced that we received approval for a grant from the IIA in the amount of NIS 1.62 million, which based on an exchange rate on such date of NIS 1.00 = $0.26675, would be approximately $433,000, to further finance the development of our manufacturing process of the LIBERTY robotic surgical system. On July 18, 2023, Microbot Israel received NIS 567,000 of such amount. On January 4, 2018, Microbot Israel entered into an agreement with CardioSert to acquire certain of its patent-protected technology. CardioSert received grants from the IIA in the aggregate amount of approximately $530,000 and Microbot Israel took over the liability to repay such grants, which remains Microbot Israel’s responsibility for so long as it owns the CardioSert assets. On October 6, 2022, Microbot Israel entered into an agreement with Nitiloop Ltd. to acquire substantially all of its assets. Nitiloop received grants from the IIA in the aggregate amount of approximately $925,000 and Microbot Israel took over the liability to repay such grants.

Microbot Israel is obligated to pay royalties amounting to 3%-5% of its future sales up to the amount of the grants. The grants are linked to the exchange rate of the dollar to the New Israeli Shekel and bears interest at an annual rate of USD LIBOR. Under the terms of the grants and applicable law, Microbot is restricted from transferring any technologies, know-how, manufacturing or manufacturing rights developed using the grant outside of Israel without the prior approval of the Israel Innovation Authority. Microbot has no obligation to repay the grants, if the applicable project fails, is unsuccessful or aborted before any sales are generated. The financial risk is assumed completely by the IIA.

To date, we have not generated revenues from our operations. As of June 30, 2023, we had unrestricted cash, cash equivalents and marketable securities of approximately $9,920,000, excluding restricted cash, which management believes is sufficient to fund our operations for approximately eight months from the filing date of this Quarterly Report on Form 10-Q, or through approximately April of 2024, as a result of our recently enacted cost reduction plan. However, in the event we are unsuccessful in our current litigation discussed above, pursuant to which certain investors are seeking the return of $6,750,000 in proceeds we received from them in a 2017 stock offering, we will not have funds to continue our operation. As a result of the foregoing and our current cash position, these conditions raise substantial doubt about Microbot’s ability to continue as a going concern beyond approximately the next eight months, which could adversely affect our ability to raise capital, expand our business and develop our planned products.

During the second fiscal quarter ended June 30, 2023, Microbot commenced a core-business focus program and a cost reduction plan while it seeks to raise sufficient additional capital to continue development of the LIBERTY robotic system. In May and June 2023, Microbot raised aggregate gross proceeds of approximately $7.56 million, before fees and expenses of approximately $1.1 million, from investors, to continue to fund its operations and research and development activities, and will need additional funds to continue the FDA approval process for the Liberty device after the first quarter of 2024. To the extent available, Microbot intends to raise capital through future issuances of debt and/or equity securities including registered offerings under its existing Registration Statement on Form S-3, which it may draw down from time to time subject to limitations on our use of Registration Statements on Form S-3 as a result of our public float. The capital raises from issuances of convertible debt and equity securities could result in additional dilution to Microbot’s shareholders. In addition, to the extent Microbot determines to incur additional indebtedness, Microbot’s incurrence of additional debt could result in debt service obligations and operating and financing covenants that would restrict its operations. Microbot can provide no assurance that financing will be available in the amounts it needs, at the times it needs it or on terms acceptable to it, if at all.

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

Cash Flows

The following table provides a summary of the net cash flow activity for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash flows used in operating activities	$(5,057)	$(6,131)
Net cash flows provided by (used in) investing activities	1,588	(78)
Net cash flows provided by financing activities	6,719	-
Increase (decrease) in cash, cash equivalents and restricted cash	$3,250	$(6,209)

Net cash flows used in operating activities for the six months ended June 30, 2023 were approximately $5,057,000, calculated by adjusting our net loss from operations by approximately $83,000 in the aggregate. Cash used in operating activities for the six months ended June 30, 2022 was approximately $6,131,000, similarly adjusted by approximately $571,000. The decrease in net cash flows used in operating activities was mainly due to the reduction in operating expenses from the May 2023 implementation of our cost reduction plan.

Net cash flows from investing activities for the six months ended June 30, 2023 were approximately $1,588,000, resulting from purchase of property and equipment, proceeds from sale of a marketable security and proceeds from maturities of marketable securities off set by purchase of marketable securities compared to net cash flows used in investing activities in the prior comparable period as a result of purchase of property and equipment in the amount of $78,000.

Net cash flows from financing activities for the six months ended June 30, 2023 were approximately $6,719,000, resulting from issuance of common stock, and other securities in a series of offerings in May and June 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Microbot’s cash and cash equivalents as of June 30, 2023 and December 31, 2022 consisted of readily available checking and money market funds. Microbot’s primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in Microbot’s portfolio, a sudden change in market interest rates would not be expected to have a material impact on Microbot’s financial condition and/or results of operations. Microbot does not believe that its cash or cash equivalents have significant risk of default or illiquidity. While Microbot believes its cash and cash equivalents do not contain excessive risk, Microbot cannot provide absolute assurance that in the future its investments will not be subject to adverse changes in market value. In addition, Microbot maintains significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2023. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the management of the Company, have determined that as of June 30, 2023, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Litigation Resulting from the 2017 Financing

We were named as the defendant in a lawsuit captioned Empery Asset Master Ltd., Empery Tax Efficient, LP, Empery Tax Efficient II, LP, Hudson Bay Master Fund Ltd., Plaintiffs, against Microbot Medical Inc., Defendant, in the Supreme Court of the State of New York, County of New York (Index No. 651182/2020). The complaint alleges, among other things, that we breached multiple representations and warranties contained in the SPA, of which the Plaintiffs participated, and fraudulently induced Plaintiffs into signing the Securities Purchase Agreement (the “SPA”) related to our June 8, 2017 equity financing (the “2017 Financing”). The complaint seeks rescission of the SPA and return of the Plaintiffs’ $6.75 million purchase price with respect to the 2017 Financing. The lawsuit is currently in the discovery phase, and a court-ordered mediation is being scheduled. Management is unable to assess the likelihood that we will succeed at trial, having previously lost another lawsuit with respect to the 2017 Financing.

Mona Litigation

On April 28, 2019, we brought an action against Alliance Investment Management, Ltd. (“Alliance”), later amended to include Joseph Mona (“Mona”) as a defendant, in the Southern District of New York under Section 16(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), to compel Alliance and Mona to disgorge short swing profits realized from purchases and sales of our securities within a period of less than six months. The case is Microbot Medical Inc. v. Alliance Investment Management, Ltd., No. 19-cv-3782-GBD (SDNY). The amount of profits was estimated in the complaint to be approximately $468,000.

On October 28, 2019, Alliance filed a motion for summary judgment requesting that the Court dismiss the claims against Alliance, which was subsequently granted by the Court. On February 4, 2020, Mona answered the 16(b) claim and filed a counterclaim against Microbot under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, claiming a net loss on trading Microbot stock of $150,954.

On March 31, 2021, the Clerk entered a judgement against Joseph Mona and in favor of Microbot in the amount of $484,614.30. On April 27, 2021, Mona filed an appeal of the Court’s Judgment, which is pending before the U.S. Court of Appeals for the Second Circuit.

In June 2021, the Magistrate issued an order permitting Mona to file an Amended Counterclaim Complaint, and rejected our request to execute on the Judgment. We filed a response to Mona’s amended counterclaim on July 21, 2021, and in February 2023 filed a motion for summary judgment on Mona’s fraud claim. On August 4, 2023, the Magistrate issued a Report & Recommendation, which recommends that the District Court dismiss Mona’s Section 10(b) counterclaim in the entirety, with prejudice. Objections to the Report & Recommendation are due to be filed on August 18, 2023.

On April 12, 2023, Mona filed a motion to dismiss our 16(b) claim. That decision is currently on appeal, and we believe Mona’s motion is meritless. The Company has opposed the motion to dismiss, which was fully briefed and submitted on May 24, 2023 and is pending before the Court.

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

As stated elsewhere in this Quarterly Report on Form 10-Q, we have not generated any revenues, have sustained losses and have accumulated a significant deficit since our inception. Also, we estimate that our cash resources are only sufficient to fund our operations for approximately eight months from the filing date of this Quarterly Report, or through approximately April of 2024, as a result of our recently enacted cost reduction plan. As a result, our continued existence is dependent upon our ability to obtain additional debt or equity financing and to ultimately become a commercially viable organization.

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

Microbot expects the research and development expenses of the Company to continue to increase substantially in future periods as it conducts pre-clinical studies in large animals and potentially clinical trials for the LIBERTY device, and especially if it initiates additional research programs for future product candidates. This is the case even with the recent suspension and termination of the research and development programs relating to the SCS device, One & Done and other programs. In addition, if the Company obtains marketing clearance or approval for any of its product candidates, it expects to incur significant commercialization expenses related to product manufacturing, marketing and sales. Microbot may also require additional funds for operations if it loses its current lawsuit with Empery and Hudson Bay, discussed in great detail elsewhere in this Quarterly Report on Form 10-Q. Furthermore, Microbot incurs substantial costs associated with operating as a public company in the United States. Accordingly, the Company may need to obtain substantial additional funding in connection with its continuing operations through its projected profitability, of which it can give no assurance of success. If the Company is unable to raise capital when needed or on attractive terms, it could be forced to delay, reduce or eliminate its research and development programs or any future commercialization efforts.

The Company intends to continue to opportunistically strengthen its balance sheet by raising additional funds through equity offerings, including possibly through its existing but currently suspended At-the-Market offering, or otherwise in order to meet expected future liquidity needs, including the introduction of LIBERTY. The Company’s future capital requirements, generally, will depend on many factors, including:

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

We recently suspended our research and development programs for all of our product candidates and platforms other than LIBERTY as a result of, among other things, some of the above factors, and our short and medium term success is no longer tied to multiple product candidates but rather just the LIBERTY device. If Microbot does not achieve one or more of these factors in a timely manner or at all, it could experience significant delays or an inability to successfully commercialize the LIBERTY or any other product candidate, which would materially harm its business.

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

Microbot has decided to focus on expanding all of its technology platforms for use in segments of the endovascular, cardiovascular and neurosurgery markets. Microbot’s ability to expand its technology platforms for use in such markets will be limited by its ability to develop and/or refine the necessary technology, obtain the necessary regulatory approvals for their use on humans, and the marketing of its products and otherwise obtaining market acceptance of its product in the United States and in other countries.

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

Microbot’s technology acquired from CardioSert and part of its One & DoneTM platform is subject to a buy-back clause which, if triggered, could cause us to lose rights to the technology.

Pursuant to the agreement with CardioSert we entered into in January 2018 to acquire its technology, we are required to meet certain commercialization deadlines or CardioSert may terminate the agreement and buy back the technology for $1.00, subject to certain limited exceptions. One of the exceptions in the agreement is if “The First Commercial Sale does not occur within 50 months of the Effective Date” of the contract. 50 months have expired in 2022 and Microbot did not meet the commercialization deadlines.

Our failure to meet the applicable commercialization deadline could therefore result in the sale back of the technology to CardioSert. In addition, as a result of our recently enacted core-business focus program and cost reduction plan, we terminated the January 2018 agreement with CardioSert effective as of August 17, 2023, which could result in the technology being re-acquired by Cardiosert Ltd. for nominal consideration. Although we have not yet been notified of any such election, we are in discussions with CardioSert with respect to post-termination matters, and any such sale would materially adversely affect our ability to develop and commercialize, or materially delay the development and commercialization of, our One & Done platform, if we were to otherwise determine to restart that product platform with our Nitiloop technology.

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

Microbot is dependent on its senior management, in particular Harel Gadot, Microbot’s Chairman, President and Chief Executive Officer, and Simon Sharon, its General Manager and Chief Technology Officer. Although Microbot believes that its relationship with members of its senior management is positive, there can be no assurance that the services of any of these individuals will continue to be available to Microbot in the future. In particular, as part of our cost reduction program, we have reduced all executive officers’ salaries by between 30-50%. We can give no assurance that any of our executives will remain with our company in light of such reductions. Microbot’s future success will depend in part on its ability to retain its management and scientific teams, to identify, hire and retain additional qualified personnel with expertise in research and development and sales and marketing, and to effectively provide for the succession of senior management, when necessary. Competition for qualified personnel in the medical device industry is intense and finding and retaining qualified personnel with experience in the industry is very difficult. Microbot believes that there are only a limited number of individuals with the requisite skills to serve in key positions at Microbot, particularly in Israel, and it competes for key personnel with other medical equipment and technology companies, as well as research institutions.

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

Although we recently engaged with a leading notified body to secure a CE Mark for sales in Europe, it is not yet certain as to when we will further the advancement of the process to secure the CE Mark, and further cannot be certain that we will be successful in complying with the requirements of the CE Certificate of Conformity and receiving a CE Mark for its product candidates or in continuing to meet the requirements of the Medical Devices Directive in the European Economic Area (EEA).

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

Risks Relating to Microbot’s Intellectual Property

Microbot’s right to develop and commercialize the LIBERTY product candidate is subject to the terms and condition of a license granted to Microbot by Technion Research and Development Foundation Ltd. and termination of the license with respect to the technology platform underlying the product candidate could result in Microbot ceasing its development efforts for the LIBERTY platform.

Microbot entered into a license agreement with Technion Research and Development Foundation Ltd., or TRDF, pursuant to which Microbot obtained an exclusive, worldwide, royalty-bearing, sub-licensable license to certain patents and inventions, originally relating to the SCS and TipCAT technology platforms and subsequently amended to include our LIBERTY platform. Pursuant to the terms of the license agreement, in order to maintain the license with respect to each platform, Microbot must use commercially reasonable efforts to develop products covered by the license, including meeting certain agreed upon development milestones. TRDF has the option to terminate a license granted in the event Microbot fails to meet a development milestone associated with such technology. Therefore, the failure to meet development milestones may lead to a complete termination of the license agreement and result in Microbot ceasing its development efforts for the applicable product candidate. Failure to meet any development milestone will give TRDF the right to terminate the license with respect to the technology underlying the missed milestone. TRDF has previously demonstrated flexibility with respect to amending the terms of the license to extend the milestone dates, although we can give no assurance at this time that TRDF will continue to be so flexible with respect to amending the terms of the license. We have recently returned the intellectual property relating to the TipCat platform and the SCS(ViRob) platform as part of our core-business focus program.

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

If TRDF were to terminate the license agreement or if Microbot was to otherwise lose the ability to exploit the licensed patents, Microbot’s competitive advantage with respect to its LIBERTY technology platform could be reduced or terminated, and Microbot will likely not be able to find a source to replace the licensed technology.

Additionally, if there is any future dispute between Microbot and TRDF regarding the respective parties’ rights under the license agreement, Microbot’s ability to develop and commercialize the LIBERTY may be materially harmed, although at this time no material development or commercialization of either platform is in effect.

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

Microbot currently holds, through licenses or otherwise, an intellectual property portfolio that includes U.S. and international patents and pending patents, and other patents under development. Microbot intends to continue to seek legal protection, primarily through patents, including the remaining TRDF licensed patents that relate to the LIBERTY technology, for its proprietary technology. Seeking patent protection is a lengthy and costly process, and there can be no assurance that patents will be issued from any pending applications, or that any claims allowed from existing or pending patents will be sufficiently broad or strong to protect its proprietary technology. There is also no guarantee that any patents Microbot holds, through licenses or otherwise, will not be challenged, invalidated or circumvented, or that the patent rights granted will provide competitive advantages to Microbot. Microbot’s competitors have developed and may continue to develop and obtain patents for technologies that are similar or superior to Microbot’s technologies. In addition, the laws of foreign jurisdictions in which Microbot develops, manufactures or sells its product candidates may not protect Microbot’s intellectual property rights to the same extent as do the laws of the United States.

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

Microbot has the first right, but not the obligation, to control the prosecution, maintenance or enforcement of the remaining licensed patents from TRDF. However, there may be situations in which Microbot will not have control over the prosecution, maintenance or enforcement of the patents that Microbot licenses, or may not have sufficient ability to consult and input into the patent prosecution and maintenance process with respect to such patents. If Microbot does not control the patent prosecution and maintenance process with respect to the remaining TRDF licensed patents, TRDF may elect to do so but may fail to take the steps that are necessary or desirable in order to obtain, maintain and enforce the licensed patents.

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

Microbot’s research and development efforts from inception until now have been financed in part through such Israeli Innovation Authority royalty bearing grants in an aggregate amount of approximately $1,500,000 through June 30, 2023, plus a recent approval for a grant in the amount of NIS 1.62 million, of which NIS 567,000 was received in July 2023 to further finance the development of a manufacturing process for the LIBERTY. In addition, as a result of our 2018 agreement with CardioSert and our 2022 agreement with Nitiloop, we took over the liability to repay CardioSert’s and Nitiloop’s IIA grants in the aggregate amount of approximately $530,000 and $925,000, respectively.

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

Until such time, if ever, as the Company can generate substantial product revenues, it expects to finance its cash needs through a combination of equity offerings, including possibly through its existing but currently suspended At-the-Market offering, licensing, collaboration or similar arrangements, grants and debt financings. The Company does not have any committed external source of funds. To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the ownership interest of its stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of holder of the Company’s common stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting the Company’s ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends or other distributions, selling or licensing intellectual property rights, and other operating restrictions that could adversely affect the Company’s ability to conduct its business.

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

We have in the past and may again in the future pursue other acquisitions of businesses and technologies. Acquisitions entail numerous risks, including:

●	difficulties in the integration of acquired operations, services and products;

●	failure to achieve expected synergies;

●	diversion of management’s attention from other business concerns;

●	assumption of unknown material liabilities of acquired companies;

●	amortization of acquired intangible assets, which could reduce future reported earnings;

●	Lack of funding to properly and adequately develop and commercialize the technologies acquired;

●	potential loss of clients or key employees of acquired companies; and

●	dilution to existing stockholders.

As part of our growth strategy, we may consider, and from time to time may engage in, discussions and negotiations regarding transactions, such as acquisitions, mergers and combinations within our industry. The purchase price for possible acquisitions could be paid in cash, through the issuance of common stock or other securities, borrowings or a combination of these methods.

We cannot be certain that we will be able to identify, consummate and successfully integrate acquisitions, and no assurance can be given with respect to the timing, likelihood or business effect of any possible transaction. For example, we could begin negotiations that we subsequently decide to suspend or terminate for a variety of reasons. Similarly, we could acquire a technology or asset, and later determine that such technology or asset no longer fits in our business strategy or goals. However, opportunities may arise from time to time that we will evaluate. Any transactions that we consummate would involve risks and uncertainties to us. These risks could cause the failure of any anticipated benefits of an acquisition to be realized, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

All unregistered issuances of equity securities during the period covered by this Quarterly Report on Form 10-Q have been previously disclosed on our Current Reports on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

2.1	Agreement and Plan of Merger and Reorganization, dated as of August 15, 2016, by and among StemCells, Inc., C&RD Israel Ltd. and Microbot Medical Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 15, 2016).
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and filed on March 15, 2007).
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 29, 2016).
3.3	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 4, 2018).
3.4	Amended and Restated By-Laws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 3, 2016).
3.5	Certificate of Elimination (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 12, 2018).
3.6	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 11, 2019).
3.7	Amendment to Section 5 of the Amended and Restated By-Laws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 3, 2021).
4.2	Form of Series A Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 25, 2022)
4.3	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 25, 2022)
4.4	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 23, 2023)
4.5	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 24, 2023)
4.6	Form of Warrant Amendment Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 24, 2023)
4.7	Form of Series C Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 6, 2023)
4.8	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 6, 2023)
4.9	Form of Series D Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 28, 2023)
4.10	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 28, 2023)
31.1	Certification of Harel Gadot, Chairman, President and Chief Executive Officer
31.2	Certification of Rachel Vaknin, Chief Financial Officer
32.1	Certification of Harel Gadot, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Rachel Vaknin, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1	Inline XBRL Instance - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation.
101.DEF	Inline XBRL Taxonomy Extension Definition.
101.LAB	Inline XBRL Taxonomy Extension Labels.
101.PRE	Inline XBRL Taxonomy Extension Presentation.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of August, 2023.

MICROBOT MEDICAL INC.

By:	/s/ Harel Gadot
Name:	Harel Gadot
Title:	Chairman, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Rachel Vaknin
Name:	Rachel Vaknin
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

