Form 10-Q
period 2023-09-30
Microbot Medical Inc.
filed 2023-11-14
CIK 883975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,707,317 shares of Common Stock, $0.01 par value at November 13, 2023.

MICROBOT MEDICAL INC. AND SUBSIDIARY

i

MICROBOT MEDICAL INC.

Interim Consolidated Balance Sheets

U.S. dollars in thousands

(Except share and per share data)

	Notes	As of September 30, 2023	As of December 31, 2022
		Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents		$1,335	$2,442
Marketable securities	2	6,818	5,760
Short-term deposit		-	3
Restricted cash		46	77
Prepaid expenses and other current assets		208	532
Total current assets		8,407	8,814

Property and equipment, net		184	221
Operating right-of-use assets	3	297	502
Total assets		$8,888	$9,537

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable		$238	$116
Lease liabilities	3	206	283
Accrued liabilities		1,047	1,670
Total current liabilities		1,491	2,069

Non-current liabilities:
Long-term lease liabilities	3	39	179
Total liabilities		1,530	2,248

Shareholders’ equity:

Common stock; $0.01 par value; 60,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 11,707,317 and 7,890,628 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.		118	80
Additional paid-in capital		83,587	75,970
Accumulated deficit		(76,347)	(68,761)
Total shareholders’ equity		7,358	7,289
Total liabilities and shareholders’ equity		$8,888	$9,537

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Consolidated Statements of Comprehensive Loss

U.S. dollars in thousands

(Except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	Unaudited		Unaudited
Research and development, net	$(1,612)	$(1,953)	$(4,594)	$(5,852)
General and administrative	(932)	(1,521)	(3,193)	(4,361)
Operating loss	(2,544)	(3,474)	(7,787)	(10,213)

Financing income, net	98	6	201	43
Net loss	$(2,446)	$(3,468)	$(7,586)	$(10,170)

Basic and diluted net loss per share	$(0.21)	$(0.49)	$(0.79)	$(1.43)
Basic and diluted weighted average common shares outstanding	11,707,317	7,108,133	9,653,337	7,108,133

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Consolidated Statements of Shareholders’ Equity

U.S. dollars in thousands

(Except share and per share data)

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balances, December 31, 2021 (Audited)	7,108,133	$72	$69,902	$(55,593)	$14,381
Share-based compensation	-	-	429	-	429
Net loss	-	-	-	(3,189)	(3,189)
Balances, March 31, 2022 (Unaudited)	7,108,133	$72	$70,331	$(58,782)	$11,621
Share-based compensation	-	-	432	-	432
Net loss	-	-	-	(3,513)	(3,513)
Balances, June 30, 2022 (Unaudited)	7,108,133	$72	$70,763	$(62,295)	$8,540
Share-based compensation	-	-	461	-	461
Net loss	-	-	-	(3,468)	(3,468)
Balances, September 30, 2022 (Unaudited)	7,108,133	$72	$71,224	$(65,763)	$5,533

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balances, December 31, 2022 (Audited)	7,890,628	$80	$75,970	$(68,761)	$7,289
Share-based compensation	-	-	412	-	412
Issuance of common stock upon exercise of warrants	240,000	3	(3)	-	-
Net loss	-	-	-	(2,853)	(2,853)
Balances, March 31, 2023 (Unaudited)	8,130,628	$83	$76,379	$(71,614)	$4,848
Share-based compensation	-	-	349	-	349
Issuance of common stock and warrants net of issuance costs (*)	3,576,689	35	6,523	-	6,558
Net loss	-	-	-	(2,287)	(2,287)
Balances, June 30, 2023 (Unaudited)	11,707,317	$118	$83,251	$(73,901)	$9,468
Share-based compensation	-	-	336	-	336
Net loss	-	-	-	(2,446)	(2,446)
Balances, September 30, 2023 (Unaudited)	11,707,317	$118	$83,587	$(76,347)	$7,358

(*)	Net of issuance costs in the amount of $1,075.

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Consolidated Statements of Cash Flows

U.S. dollars in thousands

	For the Nine Months Ended September 30,
	2023	2022
	Unaudited	Unaudited
Operating activities:
Net loss	$(7,586)	$(10,170)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	71	69
Interest income and unrealized gains from marketable securities, net	(105)	-
Share-based compensation expense	1,097	1,322
Changes in assets and liabilities:
Prepaid expenses and other assets	549	350
Other payables and accrued liabilities	(738)	(657)
Net cash flows used in operating activities	(6,712)	(9,086)
Investing activities:
Purchases of property and equipment	(38)	(83)
Sale of property and equipment	2
Purchases of marketable securities	(8,379)	-
Proceeds from sales of a marketable securities	2,039	-
Proceeds from maturities of marketable securities	5,389	-
Short term deposit	3	-
Net cash flows used in investing activities	(984)	(83)

Financing activities:
Issuance of common stock and warrants, net of issuance costs	6,558	-
Net cash flows provided by financing activities	6,558	-

Decrease in cash, cash equivalents and restricted cash	(1,138)	(9,169)
Cash, cash equivalents and restricted cash at beginning of period	2,519	13,580
Cash, cash equivalents and restricted cash at end of period	$1,381	$4,411

Supplemental disclosure of cash flow information:
Cash received from interest	$100	$15
Right-of-use asset and lease liability	$20	$147

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands

(Except share and per share data)

NOTE 1 – GENERAL

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

B. Risk Factors

To date, the Company has not generated revenues from its operations. As of September 30, 2023, the Company had cash equivalents and marketable securities balance of approximately $8,153, excluding restricted cash, which management believes is sufficient to fund its operations for five months from the filing date of this Quarterly Report on Form 10-Q. Accordingly, as of such filing date, there is a substantial doubt as to the Company’s ability to continue as a going concern.

Due to continuing research and development activities, the Company expects to continue to incur additional losses for the foreseeable future. While management of the Company believes that it has sufficient funds until approximately April 2024, partially as a result of the Company’s cost reduction program implemented in May 2023 and capital raises in May and June 2023, the Company will seek to raise additional funds through future issuances of either debt and/or equity securities and possibly additional grants from the Israeli Innovation Authority and other government institutions. The Company’s ability to raise additional capital in the equity and debt markets is dependent on a number of factors, including, but not limited to, the market demand for the Company’s stock, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to the Company. See Note 6 for additional risk factors which have developed subsequent to September 30, 2023.

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

Operating results for the nine and three-month periods ended September 30, 2023, are not necessarily indicative of the results that may be expected for the year ended December 31, 2023.

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

The following tables summarizes the Company’s financial assets subject to fair value measurement and the level of inputs used in such measurements as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023
	Total	Level 1	Level 2	Level 3

Marketable securities:
U.S. treasury securities	$6,220	$6,220	$-	$-
Money market mutual funds	598	598	-	-
	$6,818	$6,818	$-	$-

	As of December 31, 2022
	Total	Level 1	Level 2	Level 3

Cash equivalents:
U.S. treasury securities	$1,247	$1,247	$-	$-

Marketable securities:
U.S. treasury securities	$3,761	$3,761	$-	$-
Money market mutual funds	1,999	1,999	-	-
	$5,760	$5,760	$-	$-

The Company’s financial assets are measured at fair value on a recurring basis by level within the fair value hierarchy. The Company’s securities and money market funds are classified as Level 1. Other than that, the Company doesn’t have any other financial assets or financial liabilities marked to market at fair value as of September 30, 2023 and December 31, 2022.

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

NOTE 3 – LEASES

The Company has lease agreements with lease and non-lease components, which it accounts for as a single lease component. The Company has elected not to recognize ROU assets and lease liabilities for short-term leases that have a term of 12 months or less. The effect of short-term leases on the Company’s ROU assets and lease liabilities was not material for the periods presented. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. In addition, the Company does not have any related party leases.

Supplemental cash flow information related to operating leases was as follows:

	For the Nine Months Ended September 30,
	2023	2022

Cash payments and expenses	$216	$247

Undiscounted maturities of operating lease payments as of September 30, 2023 are summarized as follows:

2023 (Remainder of the year)	$60
2024	182
2025	15
Total future lease payments	257
Less imputed interest	(12)
Total lease liability balance	$245

	September 30,	December 31,
	2023	2022

Operating leases weighted average remaining lease term (in years)	1-2	2
Operating leases weighted average discount rate	9%	9%

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Israeli Innovation Authority Grants

Microbot Israel has received grants from the Israeli Innovation Authority (“IIA”) for participation in research and development since 2013 through September 30, 2023 totaling approximately $1,656. This amount includes advance payment in the third quarter of 2023 of approximately $156 which is a portion of additional grant previously approved from the IIA in the amount of approximately NIS 1.62 million, which based on an exchange rate on September 30, 2023 of NIS 1.00 = $0.2614, would be approximately $423, to further finance the development of the Company’s manufacturing process of the LIBERTY® robotic surgical system.

In addition, as a result of the agreement with CardioSert Ltd. (“CardioSert”) on January 4, 2018, Microbot Israel took over the liability to repay CardioSert’s IIA grants in the aggregate amount of approximately $530, which liability will remain for so long as the Company continues to own the CardioSert assets.

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

Approval for Grant from Ministry of Economy

On March 2, 2023, the Company announced that it received approval for a grant from the Ministry of Economy of the State of Israel in the amount of approximately NIS 300 thousand, which based on an exchange rate on such date of NIS 1.00 = $0.27457, would be approximately $82, to further finance the marketing activities of the LIBERTY Robotic System in the US market.

On November 1, 2023, the Company received NIS 109,474 (approximately US$27) of such amount.

In relation to the Ministry of Economy grant, the Company is obligated to pay royalties amounting to between 3%-5% of future sales of the LIBERTY product up to the grant amount plus interest.

TRDF Agreement

Microbot Israel signed an agreement with the Technion Research and Development Foundation (“TRDF”) in June 2012 by which TRDF transferred to Microbot Israel a global, exclusive, royalty-bearing license (as amended, the “License Agreement”) with respect to the Company’s Self-Cleaning Shunt (SCS) project and its TipCat assets in addition to certain technology relating to the Company’s LIBERTY device. As partial consideration for the license, Microbot Israel shall pay TRDF royalties on net sales (between 1.5%-3.0%) and on sublicense income as detailed in the License Agreement.

The Company in October 2022 suspended the SCS project while it evaluated alternatives for the SCS assets (mainly related patents), including seeking buyers for the assets, joint ventures or licensing arrangements, spinning off the assets into a new operating company or discontinuing the project altogether, and as a result of the Company’s May 2023 implementation of its core-business focus program and cost reduction plan, the Company returned the licensed intellectual property for the TipCat back to TRDF in June 2023, and returned the licensed intellectual property for the SCS (ViRob) back to TRDF in July 2023.

Agreement with CardioSert Ltd.

On January 4, 2018, Microbot Israel entered into an agreement with CardioSert (the “CardioSert Agreement”) to acquire certain of its patent-protected technology (the “Technology”). Pursuant to the CardioSert Agreement, Microbot Israel made aggregate payments of $300 in cash and 6,738 shares of Common Stock estimated at $74 to complete the acquisition.

The CardioSert Agreement may be terminated by Microbot Israel at any time for convenience upon 90-days’ notice. The CardioSert Agreement may be terminated by CardioSert in case the first commercial sale does not occur by the third anniversary of the date of signing of the CardioSert Agreement except if Microbot Israel has invested more than $2,000 in certain development stages, or the first commercial sale does not occur within 50 months. As of September 30, 2023, the 50 months period has expired and CardioSert can buy-back the Technology at any time.

In each of the above termination events, or in case of breach by Microbot Israel, CardioSert shall have the right to buy back the Technology from Microbot Israel for $1.00 (dollar not in thousands), upon 60 days prior written notice, but only 1 year after such termination events. Additionally, the CardioSert Agreement may be terminated by either party upon breach of the other (subject to cure). Until May 2023, Microbot Israel paid CardioSert a monthly consultation fee of NIS40,000 (or approximately US$11, based on an exchange rate of NIS 3.7 to the dollar) covering up to 60 consulting hours per month, relating to the development of the Technology. As a result of its core-business focus program and its cost reduction plan enacted in May 2023, the Company has terminated the CardioSert Agreement effective as of August 17, 2023 and ceased its research and development and commercialization efforts for the Technology, which could result in the Technology being reacquired by CardioSert for nominal consideration.

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

Acquisition of Nitiloop’s Assets

On October 6, 2022, Microbot Israel purchased substantially all of the assets, including intellectual property, devices, components and product related materials (the “Assets”), of Nitiloop Ltd., an Israeli limited liability company (“Nitiloop”). The Assets include intellectual property and technology in the field of intraluminal revascularization devices with anchoring mechanism and integrated microcatheter (the “Nitiloop Technology”) and the products or potential products incorporating the Nitiloop Technology owned by Nitiloop and designated by Nitiloop as “NovaCross”, “NovaCross Xtreme” and “NovaCross BTK” and any enhancements, modifications and improvements thereof (“Devices”). Microbot Israel did not assume any material liabilities of Nitiloop other than obligations Nitiloop has to the IIA and relating to certain renewal/maintenance fees for a European patent application.

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

Litigation

Litigation Resulting from the 2017 Financing

The Company was named as the defendant in a lawsuit captioned Empery Asset Master Ltd., Empery Tax Efficient, LP, Empery Tax Efficient II, LP, Hudson Bay Master Fund Ltd., Plaintiffs, against Microbot Medical Inc., Defendant, in the Supreme Court of the State of New York, County of New York (Index No. 651182/2020). The complaint alleges, among other things, that the Company breached multiple representations and warranties contained in the Securities Purchase Agreement (the “SPA”) related to the Company’s June 8, 2017 equity financing (the “2017 Financing”), of which the Plaintiffs participated, and fraudulently induced Plaintiffs into signing the SPA. The complaint seeks rescission of the SPA and return of the Plaintiffs’ $6,750 purchase price with respect to the 2017 Financing. The lawsuit is currently in the discovery phase, and a court-ordered mediation was completed. Management is unable to assess the likelihood that the Company will succeed at trial, having previously lost another lawsuit with respect to the 2017 Financing.

Mona Litigation

On April 28, 2019, the Company brought an action against Alliance Investment Management, Ltd. (“Alliance”), later amended to add Joseph Mona (“Mona”) as a defendant, in the Southern District of New York under Section 16(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), to compel Alliance and/or Mona to disgorge short swing profits realized from purchases and sales of the Company’s securities within a period of less than six months. The amount of profits was estimated in the complaint to be approximately $468.

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

On March 31, 2021, the Court entered a judgment against Mona and in favor of the Company in the amount of approximately $485. Collection of the judgment was deferred pending resolution of Mona’s counterclaim.

On August 4, 2023, the Magistrate Judge issued a Report & Recommendation, which recommended that the District Court dismiss Mona’s Section 10(b) counterclaim in the entirety. On August 22, 2023, the District Court adopted the Report and Recommendation in full and dismissed the Section 10(b) counterclaim in its entirety. The time for appeal has expired and the Company is proceeding with collection efforts for the $485 judgment against Mona.

NOTE 5 - SHARE CAPITAL

Share Capital Developments

As of September 30, 2023 and December 31, 2022, the Company had, respectively, 11,707,317 and 7,890,628 shares of Common Stock issued and outstanding.

On February 13, 2023, 240,000 of the Company’s outstanding pre-funded warrants were exercised into an equivalent number of shares of Common Stock, at an exercise price of $0.0001 per share.

Employee Stock Option Grants

During the nine months ended September 30, 2023, the Company granted stock option awards to certain officers, directors and employees to purchase an aggregate of 241,000 shares of the Common Stock, at a weighted average exercise price per share of $2.664 and with a vesting period of three years.

Registered Direct and Private Placement Offerings

On May 22, 2023, the Company entered into a securities purchase agreement with an institutional investor, pursuant to which it agreed to issue and sell in a registered direct offering an aggregate of 655,569 shares of Common Stock, at an offering price of $2.20 per share, for aggregate gross proceeds of $1,442 before deducting the placement agent fee and related offering expenses of approximately $222 (the “First May Offering”). The Company also issued to Wainwright or its designees preferred investment options to purchase 32,778 shares of Common Stock, which have a term of three and one-half years from the commencement of sales in the First May Offering, and have an exercise price of $2.75 per share. The First May Offering was consummated on May 23, 2023.

On May 23, 2023, the Company entered into a securities purchase agreement with an institutional investor, pursuant to which it agreed to issue and sell in a registered direct offering (i) an aggregate of 975,000 shares of Common Stock, at an offering price of $2.20 per share and (ii) pre-funded warrants exercisable for up to 234,500 shares of the Common Stock, at an offering price of $2.1999 per pre-funded warrant, for aggregate gross proceeds of $2,661 before deducting the placement agent fee and related offering expenses of approximately $345 (the “Second May Offering”). The pre-funded warrants are exercisable immediately and may be exercised at any time until the pre-funded warrants are exercised in full. The Company also issued to Wainwright or its designees preferred investment options to purchase 60,476 shares of Common Stock, which have a term of three and one-half years from the closing of the Second May Offering, and have an exercise price of $2.75 per share. The Second May Offering was consummated on May 24, 2023. All of such pre-funded warrants were subsequently exercised in accordance with their terms at an exercise price per share of $0.0001 into an equivalent number of shares of Common Stock.

On June 2, 2023, the Company entered into a securities purchase agreement with institutional investors, pursuant to which it agreed to issue and sell in a registered direct offering an aggregate of 701,756 shares of Common Stock, at an offering price of $2.1375 per share, for aggregate gross proceeds, with the concurrent private placement described below, of $1,500 before deducting the placement agent fee and related offering expenses of approximately $227 (the “First June Offering”). The Company also issued to Wainwright or its designees preferred investment options to purchase 35,088 shares of its Common Stock, which have a term of five years from the commencement of sales in the First June Offering, and have an exercise price of $2.6719 per share. The registered direct offering was consummated on June 6, 2023. In a concurrent private placement, the Company also issued to the purchasers of shares of Common Stock in the First June Offering, series C preferred investment options to purchase up to 350,878 shares of Common Stock. Each series C preferred investment option is exercisable for one share of Common Stock at an exercise price of $2.075 commencing on the date of issuance and expiring five and one-half years from the issuance date.

On June 26, 2023, the Company entered into a securities purchase agreement with institutional investors, pursuant to which it agreed to issue and sell in a registered direct offering an aggregate of 624,618 shares of its Common Stock, at an offering price of $3.25 per share, for aggregate gross proceeds, with the concurrent private placement described below, of $2,030 before deducting the placement agent fee and related offering expenses of approximately $281 (the “Second June Offering”). The Company also issued to Wainwright or its designees preferred investment options to purchase 31,231 shares of its Common Stock, which have a term of five years from the commencement of sales in the Second June Offering, and have an exercise price of $4.0625 per share. The registered direct offering was consummated on June 28, 2023. In a concurrent private placement, the Company also issued to the purchasers of shares of Common Stock in the Second June Offering, series D preferred investment options to purchase up to 312,309 shares of the Company’s Common Stock. Each series D preferred investment option is exercisable for one share of Common Stock at an exercise price of $3.19 commencing on the date of issuance and expiring five and one-half years from the issuance date.

Preferred Investment Options Amendment

In connection with the Second May Offering, the Company amended the terms of (i) the Series A preferred investment options to purchase 1,022,495 shares of its Common Stock for an exercise price of $4.64 per share which are scheduled to expire on October 25, 2027 and (ii) the Series B preferred investment options to purchase 1,022,495 shares of its Common Stock for an exercise price of $4.64 per share which were initially scheduled to expire on October 25, 2024 (the “Series B Preferred Investment Options”), in each case previously issued to the investor in October 2022 under the securities purchase agreement dated October 21, 2022 (collectively, the “Existing Preferred Investment Options”), which investor also participated in the Second May Offering, such that effective upon the closing of the Second May Offering, the Existing Preferred Investment Options have a reduced exercise price of $2.20 per share and the Series B Preferred Investment Options expire on October 25, 2027. These modifications to the Existing Preferred Investment Options represent issuance costs associated with the Second May Offering. The amount of the effect of the modifications is approximately $1,230. On June 16, 2023, the holder of the Series B Preferred Investment Options exercised all of such Series B Preferred Investment Options pursuant to its cashless exercise provision into 385,246 shares of Common Stock.

NOTE 6 - SUBSEQUENT EVENTS

On October 7, 2023, subsequent to the reporting period, the State of Israel, where the Company’s operations are primarily based, suffered a surprise attack by hostile forces from Gaza, which led to the declaration by Israel of the “Iron Swords” military operation. This military operation and related activities are on-going as of the issuance date of these financial statements. Consequently:

●	Some of the Company’s Israeli subcontractors, vendors, suppliers and other companies in which the Company relies, are currently only partially active, as instructed by the relevant authorities, which has caused delays in aspects of our development and regulatory activities;

●	The lack of international flights in and out of Israel may affect the Company’s ability to import materials that are required to construct the Company’s devices which are required to complete development and regulatory activities; and

●	The lack of international flights in and out of Israel may affect the Company’s commercial and regulatory activities.

The Company is currently assessing whether there are any material adverse effects on its anticipated milestones and results of operations in the fourth quarter of 2023 and perhaps beyond due to the military operation and related matters, the extent of which cannot be estimated at this stage.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The following discussion should be read in conjunction with our unaudited financial statements and related notes included in Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Certain information contained in this MD&A includes “forward-looking statements.” Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition and results of operations, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our existing and proposed business, including many assumptions regarding future events. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including those risks described in detail in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 and in Item 1A. Risk Factors, of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023.

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

In May and June 2023, we raised sufficient capital that, together with the ongoing savings from the cost reduction plan, has enabled us to continue our operations through approximately April of 2024, including completion of the V&V study, perform the GLP study and submit the IDE to the US Food & Drug Administration. We also, retroactive to November 1, 2023, recommenced paying Rachel Vaknin, our CFO, and Simon Sharon, our CTO and General Manager, their regular salaries and benefits that were previously reduced as a result of the cost reduction plan. Continuing the continuing commitment of Harel Gadot, our CEO, to the Company to support it financially while it completes its current development and regulatory activities, his compensation will continue to be subject to his 50% reduction as part of the cost reduction plan. We continue to seek new sources of capital to stabilize our finances and provide operating runway subsequent to April of 2024. In the event the Company is not successful in raising additional capital by April of 2024, or if the results of the V&V study and first-in-human trials are not promising, the Company may be forced to take more drastic actions to conserve capital or shut down operations entirely.

First-In-Human Clinical Cases

Subject to the final report from our recently completed pivotal pre-clinical study using the LIBERTY Robotic Surgical System which is expected before the end of 2023, and the completion of the verification and validation (V&V) process of which certain phases have been completed but others are ongoing and may be subject to delays indirectly caused by the Israel-Hamas war described below, we plan on submitting the Investigational Device Exemption (IDE) application to the U.S. Food and Drug Administration in the first quarter of 2024, in order to commence a pivotal clinical trial in humans. In addition, we are considering secondary options and contingencies in the event the IDE application is delayed. After initially considering potential First-In-Human cases in Brazil, by engaging with interventional radiologist Prof. Francisco Cesar Carnevale from University of Sao Paulo Medical School Hospital, we determined that first-in-human clinical trials in Brazil have similar requirements as in the United States. Furthermore, we are still in the process of evaluating the potential of utilizing Greece as an option to carry our First-In Human Cases. However, although we believe Brazil and Greece remain strategically important for commercialization of our LIBERTY device, we decided not to pursue First-In-Human trials or cases outside of the United States at this time to avoid conflict with our FDA submission process.

Israel-Hamas War

On October 7, 2023, the State of Israel, where the Company’s operations are primarily based, suffered a surprise attack by hostile forces from Gaza, which led to the declaration by Israel of the “Iron Swords” military operation. This military operation and related activities are on-going as of the issuance date of this Quarterly Report on Form 10-Q. Consequently:

●	Some of the Company’s Israeli subcontractors, vendors, suppliers and other companies in which the Company relies, are currently only partially active, as instructed by the relevant authorities, which has caused delays in aspects of our development and regulatory activities;

●	The lack of international flights in and out of Israel may affect the Company’s ability to import materials that are required to construct the Company’s devices which are required to complete development and regulatory activities; and

●	The lack of international flights in and out of Israel may affect the Company’s commercial and regulatory activities.

The Company is currently assessing whether there are any material adverse effects on its anticipated milestones and results of operations in the fourth quarter of 2023 and perhaps beyond due to the military operation and related matters, the extent of which cannot be estimated at this stage.

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

LIBERTY is being designed to have the following attributes:

●	Compact size - Eliminates the need for large capital equipment in dedicated cath-lab rooms with dedicated staff.
●	Fully disposable - To our knowledge, the first and only fully disposable, robotic system for endovascular procedures.
●	One & Done® – Can be made compatible with Microbot’s NitiLoop’s NovaCross products or possibly other guidewire/microcatheter technologies, that combines guidewire and microcatheter into a single device.
●	State of the art maneuverability - Provides linear, rotational and tip control of its guidewire, as well as linear motion for an additional “over the wire” device.
●	Compatibility with a wide range of commercially-available guidewires, microcatheters and guide-catheters.
●	Enhanced operator safety and comfort – Aims to reduce exposure to ionizing radiation and the need for heavy lead vests otherwise to be worn during procedures, as well as reducing the exposure to Hospital Acquired Infections (HAI).
●	Ease of use - LIBERTY’s intuitive remote controls aims to simplify advanced procedures while shortening the physician’s learning curve.
●	Telemedicine compatible - Capable of supporting tele-catheterization, carried out remotely by highly trained specialists.

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

In the first quarter of 2022, we filed our pre-submission package for the LIBERTY Robotic System with the FDA, addressing the regulatory pathway for the LIBERTY Robotic System. On July 22, 2022, the Company completed a pre-submission process with the FDA regarding the LIBERTY device. Formal feedback from the FDA included a recommendation to perform a clinical study and a human factors validation study, to support clearance through the 510(k) notification process.

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

The Company, together with its regulatory experts and consultants, believe a larger sample size and robust data generated by this study will advance the Company’s efforts towards the submission of an Investigational Device Exemption (IDE) with the U.S. Food and Drug Administration (FDA).

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

On June 29, 2023, we announced the successful completion of a two-day pre-clinical study held by leading key opinion leaders at a New York-based research lab, where they performed dozens of catheterizations, including the utilization of the LIBERTY Robotic Surgical System’s remote operation capabilities, to pre-determined vascular targets, with a 100% success rate of reaching the intended target with no observable on-site complications.

In October 2023, we announced the successful initial outcomes from our pivotal pre-clinical study with the LIBERTY Robotic Surgical System. The pivotal study was conducted by three leading interventional radiologists that utilized the LIBERTY Robotic Surgical System to reach a total of 48 animal targets. A total of 6 LIBERTY Systems were used in the study, and each was used to reach a total of 8 targets. All 6 LIBERTY Systems performed flawlessly, with 100% usability and technical success. No acute adverse events or complications were visually observed intra-operative. We expect to receive the comprehensive final report later in the fourth quarter of 2023. Subject to the final report, and the completion of the verification and validation process which is ongoing but subject to delays indirectly caused by the Israel-Hamas war described above, we plan on submitting the Investigational Device Exemption application to the FDA in the first quarter of 2024, in order to commence our pivotal clinical trial in humans.

On October 24, 2023, we announced that we received confirmation for the commencement of the process to support our future CE Mark approval, and to ultimately allow us to market the LIBERTY® Robotic Surgical System in Europe as well as other regions who accept the CE Mark. According to the confirmation, we will commence audits for ISO 13485 certification to ensure our compliance with the Quality Management System (QMS) requirements of the EU Medical Devices Regulation (MDR 2017/745), during the first half of 2024. We had previously taken the first step to advance our European program by engaging with a leading Notified Body, who recently confirmed dates for conducting the required audits.

NovaCrossTM

On October 6, 2022, we purchased substantially all of the assets, including intellectual property, devices, components and product related materials of Nitiloop Ltd., an Israeli limited liability company. The assets include intellectual property and technology in the field of intraluminal revascularization devices with anchoring mechanism and integrated microcatheter, and the products or potential products incorporating the technology owned by Nitiloop and designated by Nitiloop as “NovaCross”, “NovaCross Xtreme” and “NovaCross BTK” and any enhancements, modifications and improvements. This technology is also expected to be incorporated in our One & Done® feature.

Other Technologies and Platforms

During the second and third quarters of 2023, as a result of our core-business focus program and our cost reduction plan, we ceased research and development activities relating to the technology we acquired from CardioSert, and with respect to our SCS and TipCat platforms. As a result, we terminated the Company’s agreement with CardioSert for that technology, and returned intellectual property relating to the SCS (ViRob) and TipCat to Technion Research and Development Foundation.

Financial Operations Overview

Research and Development Expenses

Research and development expenses consist primarily of salaries and related expenses and overhead for Microbot’s research, development and engineering personnel, prototype materials and research studies, obtaining and maintaining Microbot’s patent portfolio, net of government grants. Microbot expenses its research and development costs as incurred.

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2023 and 2022

The following table sets forth the key components of Microbot’s results of operations for the three and nine month periods ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change

Research and development expenses, net	$(1,612)	$(1,953)	$341	$(4,594)	$(5,852)	$1,258
General and administrative expenses	(932)	(1,521)	589	(3,193)	(4,361)	1,168
Financing income, net	98	6	92	201	43	158

Research and Development Expenses. The decrease in research and development expenses for both periods presented was primarily due to the Company’s cost reduction plan (the “Plan”), which commenced in the second quarter of 2023. The Plan involved cutting expenses by implementing employee terminations, reducing management salaries, and eliminating bonus accruals. Furthermore, the Company has also reduced costs by decreasing expenses related to subcontractors, advisory board members, and patents. Additionally, in comparison to the same period in 2022, the Company incurred expenses in 2022 due to the development of the SCS technology, whereas in 2023, low expenses were recorded for that project as it was suspended in October 2022 and thereafter terminated.

General and Administrative Expenses. The decrease in general and administrative expenses for the periods presented was primarily due to lower D&O insurance premiums in 2023 and execution of the Plan, which among other things, involved cutting expenses by implementing employee terminations, reducing management salaries, eliminating bonus accruals and pausing independent directors’ payments. Additionally, during the three and nine months ended September 30, 2023, the Company recorded lower share -based compensation expenses compared to the comparable period in 2022, due to older options becoming fully vested.

Financing Income, net. The increase in financing income net for the three and nine-month periods presented was primarily due to interest income, which has increased in 2023 due to overall rise in market interest rates earned on the Company’s marketable securities, as well as unrealized gains from marketable securities, also due to rising interest rates.

Liquidity and Capital Resources

Microbot has incurred losses since inception and negative cash flows from operating activities for all periods presented. As of September 30, 2023, Microbot had a net working capital of approximately $6,916,000, consisting primarily of cash and cash equivalents and marketable securities. This compares to net working capital of approximately $6,745,000 as of December 31, 2022. Microbot anticipates that it will continue to incur net losses for the foreseeable future as it continues research and development efforts of its primary product candidate and continues to incur costs associated with being a public company.

Microbot has funded its operations through the issuance of capital stock, grants from the Israeli Innovation Authority, and convertible debt. Since inception (November 2010) through September 30, 2023, Microbot has raised cash proceeds of approximately $66,560,000 and incurred a total cumulative loss of approximately $76,347,000. Microbot returned $3,375,000 (before interest) to an investor as a result of an adverse outcome in a litigation that concluded in the first quarter of 2020 and is now subject to an additional lawsuit seeking the return of an additional $6,750,000 of such proceeds. This litigation is in its discovery stages and recently completed court-ordered mediation, and though management has been defending its position that no return of capital is warranted, we cannot predict what the eventual outcome will be, whether as a result of a court’s judgment or a prior settlement. We believe that the uncertainty relating the outcome of this litigation could adversely affect our ability to raise capital.

Microbot Israel obtained from the Israeli Innovation Authority (“IIA”) grants for participation in research and development for the years 2013 through September 30, 2023 in the total amount of approximately $1,656,000. This amount includes advance payment in the third quarter of 2023 of approximately $156,000, which is a portion of additional grants from the IIA in the amount of approximately NIS 1,620,000, which based on an exchange rate on September 30, 2023 of NIS 1.00 = $0.2614, would be approximately $423,000, to further finance the development of our manufacturing process of the LIBERTY robotic surgical system. On January 4, 2018, Microbot Israel entered into an agreement with CardioSert to acquire certain of its patent-protected technology. CardioSert received grants from the IIA in the aggregate amount of approximately $530,000 and Microbot Israel took over the liability to repay such grants, which remains Microbot Israel’s responsibility for so long as it owns the CardioSert assets. On October 6, 2022, Microbot Israel entered into an agreement with Nitiloop Ltd. to acquire substantially all of its assets. Nitiloop received grants from the IIA in the aggregate amount of approximately $925,000 and Microbot Israel took over the liability to repay such grants.

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

On March 2, 2023, the Company announced that it received approval for a grant from the Ministry of Economy in the amount of approximately NIS 300,000, which based on an exchange rate on such date of NIS 1.00 = $0.27457, would be approximately $82,000, to further finance the marketing activities of the LIBERTY Robotic System in the US market. On November 1, 2023, we received NIS 109,474 (approximately US$27,000) of such amount.

In relation to the Ministry of Economy grant, the Company is obligated to pay royalties amounting to between 3%-5% of future sales of the LIBERTY product up to the grant amount plus interest.

To date, we have not generated revenues from our operations. As of September 30, 2023, we had unrestricted cash, cash equivalents and marketable securities of approximately $8,153,000, excluding restricted cash, which management believes is sufficient to fund our operations for approximately five months from the filing date of this Quarterly Report on Form 10-Q, or through approximately April of 2024, as a result of our recently enacted cost reduction plan. However, in the event we are unsuccessful in our current litigation discussed above, pursuant to which certain investors are seeking the return of $6,750,000 in proceeds we received from them in a 2017 stock offering, we will not have funds to continue our operation. As a result of the foregoing and our current cash position, these conditions raise substantial doubt about Microbot’s ability to continue as a going concern beyond approximately the next five months (or earlier in the event of an adverse judgment or settlement in the litigation), which could adversely affect our ability to raise capital, expand our business and develop our planned products.

During the second fiscal quarter of 2023, Microbot commenced a core-business focus program and a cost reduction plan while it seeks to raise sufficient additional capital to continue development of the LIBERTY robotic system. In May and June 2023, Microbot raised aggregate gross proceeds of approximately $7.56 million, before fees and expenses of approximately $1.1 million, from investors, to continue to fund its operations and research and development activities, and will need additional funds to continue the FDA approval process for the Liberty device after the first quarter of 2024. To the extent available, Microbot intends to raise capital through future public and private issuances of debt and/or equity securities. The capital raises from issuances of convertible debt and equity securities could result in additional dilution to Microbot’s shareholders. In addition, to the extent Microbot determines to incur additional indebtedness, Microbot’s incurrence of additional debt could result in debt service obligations and operating and financing covenants that would restrict its operations. Microbot can provide no assurance that financing will be available in the amounts it needs, at the times it needs it or on terms acceptable to it, if at all.

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

Cash Flows

The following table provides a summary of the net cash flow activity for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash flows used in operating activities	$(6,712)	$(9,086)
Net cash flows used in investing activities	(984)	(83)
Net cash flows provided by financing activities	6,558	-
Decrease in cash, cash equivalents and restricted cash	$(1,138)	$(9,169)

Net cash flows used in operating activities for the nine months ended September 30, 2023 were approximately $6,712,000, calculated by adjusting our net loss from operations by approximately $874,000 in the aggregate. Cash used in operating activities for the nine months ended September 30, 2022 was approximately $9,086,000, similarly adjusted by approximately $1,084,000. The decrease in net cash flows used in operating activities was mainly due to the reduction in operating expenses from implementation of the Plan and the closure of our SCS research and development program.

Net cash flows used in investing activities for the nine months ended September 30, 2023 were approximately $984,000, resulting mainly from purchase of property and equipment, proceeds from sales of a marketable securities and proceeds from maturities of marketable securities off set by purchases of marketable securities compared to net cash flows used in investing activities in the prior comparable period as a result of purchase of property and equipment in the amount of $83,000.

Net cash flows from financing activities for the nine months ended September 30, 2023 were approximately $6,558,000, resulting from net proceeds received due to the issuance of common stock, and other securities in a series of offerings in May and June 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Microbot’s cash and cash equivalents and marketable securities as of September 30, 2023 and December 31, 2022 consisted of readily available checking, U.S. treasuries and money market funds. Microbot’s primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in Microbot’s portfolio, a sudden change in market interest rates would not be expected to have a material impact on Microbot’s financial condition and/or results of operations. Microbot does not believe that its cash or cash equivalents and marketable securities have significant risk of default or illiquidity. While Microbot believes its cash and cash equivalents do not contain excessive risk, Microbot cannot provide absolute assurance that in the future its investments will not be subject to adverse changes in market value. In addition, Microbot maintains significant amounts of cash and cash equivalents and marketable securities at one or more financial institutions that are in excess of federally insured limits.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2023. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the management of the Company, have determined that as of September 30, 2023, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Litigation Resulting from the 2017 Financing

We were named as the defendant in a lawsuit captioned Empery Asset Master Ltd., Empery Tax Efficient, LP, Empery Tax Efficient II, LP, Hudson Bay Master Fund Ltd., Plaintiffs, against Microbot Medical Inc., Defendant, in the Supreme Court of the State of New York, County of New York (Index No. 651182/2020). The complaint alleges, among other things, that we breached multiple representations and warranties contained in the SPA, of which the Plaintiffs participated, and fraudulently induced Plaintiffs into signing the Securities Purchase Agreement (the “SPA”) related to our June 8, 2017 equity financing (the “2017 Financing”). The complaint seeks rescission of the SPA and return of the Plaintiffs’ $6.75 million purchase price with respect to the 2017 Financing. The lawsuit is currently in the discovery phase, and a court-ordered mediation was completed. Management is unable to assess the likelihood that we will succeed at trial, having previously lost another lawsuit with respect to the 2017 Financing.

Mona Litigation

On April 28, 2019, we brought an action against Alliance Investment Management, Ltd. (“Alliance”), later amended to add Joseph Mona (“Mona”) as a defendant, in the Southern District of New York under Section 16(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), to compel Alliance and/or Mona to disgorge short swing profits realized from purchases and sales of our securities within a period of less than six months. The case is Microbot Medical Inc. v. Mona, No. 19-cv-3782-GBD (SDNY). The amount of profits was estimated in the complaint to be approximately $468,000.

On October 28, 2019, Alliance filed a motion for summary judgment requesting that the Court dismiss the claims against Alliance, which was subsequently granted by the Court. On February 4, 2020, Mona answered the 16(b) claim and filed a counterclaim against Microbot under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, claiming a net loss on trading Microbot stock of approximately $151,000.

On March 31, 2021, the Court entered a judgement against Mona and in favor of Microbot in the amount of $484,614.30. Collection of the judgment was deferred pending resolution of Mona’s counterclaim.

On August 4, 2023, the Magistrate Judge issued a Report & Recommendation, which recommended that the District Court dismiss Mona’s Section 10(b) counterclaim in the entirety. On August 22, 2023, the District Court adopted the Report and Recommendation in full and dismissed the Section 10(b) counterclaim in its entirety.

The time for appeal has expired and we are proceeding with collection efforts for the $485,000 judgment against Mona.

Other than the foregoing, we are not currently a party in any legal proceeding or governmental regulatory proceeding nor are we currently aware of any pending or potential legal proceeding or governmental regulatory proceeding proposed to be initiated against us that would have a material adverse effect on us or our business.

Item 1A. Risk Factors.

Existing and historical risks relating to our operations in Israel are being exacerbated by the current military actions and operations, and related activities, that commenced with the surprise attack on the State of Israel on October 7, 2023.

The ongoing risks of operating in Israel are being exacerbated as a result of the October 7, 2023 surprise attack by hostile forces from Gaza, which led to the declaration by Israel of the “Iron Swords” military operation. These include security and economic risks, risks relating to our ability to sell or buy internationally, risk of economic instability, risk of exchange rate fluctuation negatively affecting operating costs, and the risk of employees leaving to perform military service. This military operation and related activities are on-going as of the issuance date of this Quarterly Report on Form 10-Q and, consequently:

●	Some of our Israeli subcontractors, vendors, suppliers and other companies which we rely, are currently only partially active, as instructed by the relevant authorities, which has caused delays in aspects of our development and regulatory activities;

●	The lack of international flights in and out of Israel may affect our ability to import materials that are required to construct our devices which are required to complete development and regulatory activities; and

●	The lack of international flights in and out of Israel may affect our commercial and regulatory activities.

We are currently assessing whether there are any material adverse effects on our anticipated milestones and results of operations in the fourth quarter of 2023 and perhaps beyond due to the military operation and related matters, the extent of which cannot be estimated at this stage.

Our research and development program is dependent on the availability of certain components from suppliers, the delay in delivery of which could materially adversely affect our ability to submit our IDE application with the U.S. FDA in the timeframe currently expected.

Our research and development program is dependent on the availability of the component parts that we use to manufacture our LIBERTY device and packaging. Our business, therefore, could be adversely impacted by factors affecting our suppliers (such as the lack of employees due to military actions, a work stoppage or strike by our suppliers’ employees or the failure of our suppliers to provide materials of the requisite quality).

As a result of the Israel-Hamas war, we are currently experiencing delays in the supply for certain components from Israeli-based vendors that are important to complete our V&V process. We cannot determine with any certainty as to whether these shortages will continue and if so, for how long. Consequently, our operational and development timeline could be adversely affected if we were unable to obtain these components from our suppliers in the quantities or based on the timeline we require. Although we believe in most cases that we could identify alternative suppliers, we can give no assurance that our research and development timelines will not be delayed while we identify and retain replacement suppliers. Accordingly, any material delay in delivery of any component parts or packaging could materially adversely affect our ability to submit our IDE application with the U.S. FDA.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of November, 2023.

MICROBOT MEDICAL INC.

By:	/s/ Harel Gadot
Name:	Harel Gadot
Title:	Chairman, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Rachel Vaknin
Name:	Rachel Vaknin
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

