Form 10-K
period 2023-12-31
Microbot Medical Inc.
filed 2024-03-27
CIK 883975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $38,134,642.

Common stock outstanding as of March 25, 2024: 14,398,964 shares

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

NOTE REGARDING REFERENCES TO OUR COMPANY

Throughout this Form 10-K, the words “we,” “us,” “our,” the “Company” and “Microbot” refer to Microbot Medical Inc., including our directly and indirectly wholly owned subsidiary. Unless the context otherwise requires, the historical business, financial statements and operations of Microbot include Microbot Medical Ltd., an Israeli corporation (“Microbot Israel”) which became a wholly owned subsidiary of the Company on November 28, 2016. The capitalized term “Merger” refers to the November 28, 2016 merger of C&RD Israel Ltd, a then wholly owned subsidiary of the Company, with and into Microbot Israel, with Microbot Israel surviving as a wholly owned subsidiary of the Company.

Risk Factors Summary

The following is a summary of the principal risks that could adversely affect our business, operations, and financial results. A more thorough discussion of these and other risks are listed under the section entitled “Risk Factors” commencing on page 13.

Risks Relating to Microbot’s Financial Position and Need for Additional Capital

●	There is substantial doubt regarding our ability to continue as a going concern.

●	Microbot has had no revenue and has incurred significant operating losses since inception and is expected to continue to incur significant operating losses for the foreseeable future. The Company may never become profitable or, if achieved, be able to sustain profitability.

●	Microbot has a limited operating history outside of being a research and development-stage company, which may make it difficult to evaluate the prospects for the Company’s future viability.

●	Microbot will need additional funding. If Microbot is unable to raise capital when needed, it could be forced to delay, reduce or eliminate its product development programs or commercialization efforts.

Risks Relating to the Development and Commercialization of Microbot’s Product Candidates

●	Unsuccessful animal studies, clinical trials or procedures relating to product candidates under development could have a material adverse effect on Microbot’s prospects.

●	Microbot’s business depends heavily on the success of its sole lead product candidate, the LIBERTY® Endovascular Robotic Surgical System. If Microbot is unable to commercialize the LIBERTY® Endovascular Robotic Surgical System, or experiences significant delays in doing so, Microbot’s business will be materially harmed.

●	The results of Microbot’s research and development efforts are uncertain and there can be no assurance of the commercial success of Microbot’s product candidates.

●	Microbot may not meet its development and commercialization objectives in a timely manner or at all.

●	Microbot’s ability to expand its technology platforms for other uses may be limited.

●	At this time, Microbot does not know the extent of the clinical trial that the FDA will require it to submit in support of its future marketing applications for the LIBERTY® Endovascular Robotic Surgical System, which creates uncertainty for Microbot as well as the possibility of increased product development costs and time to market.

●	Microbot’s technology acquired from CardioSert and part of its One & Done® feature is subject to a buy-back clause which was triggered, thus causing us to lose rights to the technology.

●	Microbot will depend upon the ability of third parties, including contract research organizations, collaborative academic groups, future clinical trial sites and investigators, to conduct or to assist the Company in conducting clinical trials for its product candidates, if such trials become necessary.

●	Our research and development program is dependent on the availability of certain components from suppliers, the delay in delivery of which could materially adversely affect our ongoing development and ability to manufacture and package devices in the timeframes currently expected.

●	If the commercial opportunity for the LIBERTY® Endovascular Robotic Surgical System and any other commercial products that may be developed by Microbot is smaller than Microbot anticipates, Microbot’s future revenue from the LIBERTY® Endovascular Robotic Surgical System and such other products will be adversely affected and Microbot’s business will suffer.

●	Customers will be unlikely to buy the LIBERTY® Endovascular Robotic Surgical System or any other product candidates unless Microbot can demonstrate that they can be produced for sale to consumers at attractive prices.

●	Microbot has relied on, and intends to continue to rely on, third-party manufacturers to produce its product candidates.

●	If Microbot’s product candidates are not considered to be a safe and effective alternative to existing technologies, Microbot will not be commercially successful.

ii

●	Microbot may be subject to penalties and may be precluded from marketing its product candidates if Microbot fails to comply with extensive governmental regulations.

●	If Microbot is not able to both obtain and maintain adequate levels of third-party reimbursement for procedures involving its product candidates after they are approved for marketing and launched commercially, it would have a material adverse effect on Microbot’s business.

●	Clinical outcome studies for the LIBERTY® Endovascular Robotic Surgical System may not provide sufficient data to make Microbot’s product candidates the standard of care.

●	Microbot products may in the future be subject to mandatory product recalls that could harm its reputation, business and financial results.

●	If Microbot’s future commercialized products cause or contribute to a death or a serious injury, Microbot will be subject to Medical Device Reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.

●	Microbot could be exposed to significant liability claims if Microbot is unable to obtain insurance at acceptable costs and adequate levels or otherwise protect itself against potential product liability claims.

●	If Microbot fails to retain certain of its key personnel and attract and retain additional qualified personnel, Microbot might not be able to pursue its growth strategy effectively.

Risks Relating to International Business

●	If Microbot fails to obtain regulatory clearances in other countries for its product candidates under development, Microbot will not be able to commercialize these product candidates in those countries.

●	Microbot operations in international markets involve inherent risks that Microbot may not be able to control.

Risks Relating to Microbot’s Intellectual Property

●	Intellectual property litigation and infringement claims could cause Microbot to incur significant expenses or prevent Microbot from selling certain of its product candidates.

●	If Microbot or TRDF are unable to protect the patents or other proprietary rights relating to Microbot’s product candidates, or if Microbot infringes on the patents or other proprietary rights of others, Microbot’s competitiveness and business prospects may be materially damaged.

●	Dependence on patent and other proprietary rights and failing to protect such rights or to be successful in litigation related to such rights may result in Microbot’s payment of significant monetary damages or impact offerings in its product portfolios.

Risks Relating to Operations in Israel

●	Existing and historical risks relating to our operations in Israel are being exacerbated by the current military actions and operations, and related activities, that commenced with the surprise attack on the State of Israel on October 7, 2023.

●	Microbot has facilities located in Israel, and therefore, political conditions in Israel may affect Microbot’s operations and results.

●	Political relations could limit Microbot’s ability to sell or buy internationally.

●	Israel’s economy may become unstable.

●	Exchange rate fluctuations between the U.S. dollar and the NIS currencies may negatively affect Microbot’s operating costs.

●	Funding and other benefits provided by Israeli government programs may be terminated or reduced in the future and the terms of such funding may have a significant impact on future corporate decisions.

●	Some of Microbot’s employees are obligated to perform military reserve duty in Israel.

General Risks

●	The issuance of shares upon exercise of outstanding warrants and options could cause immediate and substantial dilution to existing stockholders.

iii

PART I

Item 1. Description of Business.

Overview

Microbot is a preclinical medical device company specializing in the research, design and development of next generation robotic endoluminal surgery devices targeting the minimally invasive surgery space. Microbot is primarily focused on leveraging its robotic technologies with the goal of redefining surgical robotics while improving surgical outcomes for patients.

Using our LIBERTY® Endovascular Robotic Surgical System, we are developing the first ever fully disposable robot for various endovascular interventional procedures.

Technological Platforms

LIBERTY® Endovascular Robotic Surgical System

On January 13, 2020, Microbot unveiled what it believes is the world’s first fully disposable robotic system for use in endovascular interventional procedures, such as cardiovascular, peripheral and neurovascular. The LIBERTY® Endovascular Robotic Surgical System features a unique compact design with the capability to be operated remotely, reduce radiation exposure and physical strain to the physician, reduce the risk of cross contamination, as well as the potential to eliminate the use of multiple consumables when used with its NovaCross® platform or possibly other guidewire/microcatheter technologies.

The LIBERTY® Endovascular Robotic Surgical System is designed to maneuver guidewires and over-the-wire devices (such as microcatheters) within the body’s vasculature. It eliminates the need for extensive capital equipment requiring dedicated Cath-lab rooms as well as dedicated staff.

We believe the addressable markets for the LIBERTY® Endovascular Robotic Surgical System are the Interventional Cardiology, Interventional Radiology and Interventional Neuroradiology markets.

The unique characteristics of the LIBERTY® Endovascular Robotic Surgical System - compact, mobile, disposable and remotely controlled - open the opportunity of expanding telerobotic interventions to patients with limited access to life-saving procedures, such as mechanical thrombectomy in ischemic stroke.

The LIBERTY® Endovascular Robotic Surgical System is being designed to have the following attributes:

●	Compact size - Eliminates the need for large capital equipment in dedicated cath-lab rooms with dedicated staff.

●	Fully disposable - To our knowledge, the first fully disposable, robotic system for endovascular procedures.

●	One & Done® - Can be made compatible with Microbot’s NitiLoop’s NovaCross® products or possibly other guidewire/microcatheter technologies, that combines guidewire and microcatheter into a single device.

●	State of the art maneuverability - Provides linear and rotational control of its guidewire, as well as linear and rotational control of a guide catheter, and the linear motion for an additional “over the wire” device.

●	Compatibility with a wide range of commercially-available guidewires, microcatheters and guide-catheters.

●	Enhanced operator safety and comfort - Aims to reduce exposure to ionizing radiation and the need for heavy lead vests otherwise to be worn during procedures, as well as reducing the exposure to Hospital Acquired Infections (HAI).

●	Ease of use - Its intuitive remote controls aims to simplify advanced procedures while shortening the physician’s learning curve.

●	Telemedicine compatible - Capable of supporting tele-catheterization, carried out remotely by highly trained specialists.

On August 17, 2020, Microbot announced the successful conclusion of its feasibility animal study using the LIBERTY® Endovascular Robotic Surgical System. The study met all of its end points with no intraoperative adverse events, which supports Microbot’s objectives to allow physicians to conduct a catheter-based procedure from outside the catheterization laboratory (cath-lab), avoiding radiation exposure, physical strain and the risk of cross contamination. The study was performed by two leading physicians in the neuro vascular and peripheral vascular intervention spaces, and the results demonstrated robust navigation capabilities, intuitive usability and accurate deployment of embolic agents, most of which was conducted remotely from the cath-lab’s control room.

On May 3, 2023, we announced that the LIBERTY® Endovascular Robotic Surgical System has surpassed its 100th catheterization during multiple preclinical studies, with a 95% success rate of reaching pre-determined vascular targets, such as distal branches of hepatic, gastric, splenic, mesenteric, renal and hypogastric arteries. Moreover, all of the procedures were completed without notable signs of intraoperative injury.

On June 29, 2023, we announced the successful completion of a two-day preclinical study held by leading key opinion leaders at a New York-based research lab, where they performed dozens of catheterizations, including the utilization of the LIBERTY® Endovascular Robotic Surgical System’s remote operation capabilities, to pre-determined vascular targets, with a 100% success rate of reaching the intended target with no observable on-site complications.

In October 2023, we announced the successful initial outcomes from our pivotal preclinical study with the LIBERTY® Endovascular Robotic Surgical System. The pivotal study was conducted by three leading interventional radiologists that utilized the LIBERTY® Endovascular Robotic Surgical System to reach a total of 48 animal targets. A total of 6 LIBERTY® Endovascular Robotic Surgical Systems were used in the study. All 6 LIBERTY® Endovascular Robotic Surgical Systems performed flawlessly, with 100% usability and technical success. No acute adverse events or complications were visually observed intra-operative. In December 2023, we announced that the final histopathology and lab report supplements our previous findings, and that the results of the study will support our IDE submission to the FDA to commence human clinical study. On January 29, 2024, the Company submitted an Investigational Device Exemption (IDE) application with the U.S. Food and Drug Administration, in order to commence its pivotal clinical trial in humans, and as of the filing date of this Annual Report on Form 10-K, we are continuing our interaction with the FDA regarding our IDE submission process. See “–Government Regulation–U.S. Regulation–Description of the IDE process” below.

On October 24, 2023, we announced that we received confirmation for the commencement of the process to support our future CE Mark approval, and to ultimately allow us to market the LIBERTY® Endovascular Robotic Surgical System in Europe as well as other regions who accept the CE Mark. According to the confirmation, we will commence audits for ISO 13485 certification to ensure compliance with the Quality Management System (QMS) requirements of the EU Medical Devices Regulation (MDR 2017/745), during the first half of 2024. We had previously taken the first step to advance our European program by engaging with a leading Notified Body, who recently confirmed dates for conducting the required audits.

NovaCross®

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

Other Technologies and Platforms

During the second and third quarters of 2023, as a result of our core-business focus program and our cost reduction plan, described below, we ceased research and development activities relating to the technology we acquired from CardioSert, and with respect to our SCS and TipCat platforms. As a result, we terminated the Company’s agreement with CardioSert for that technology, ceased maintaining the intellectual property with respect to that technology, and are returning the acquired intellectual property to CardioSert, and returned intellectual property relating to the SCS (ViRob) and TipCat to Technion Research and Development Foundation.

Recent Developments

Settlement of Lawsuit

As of January 26, 2024 (the “Effective Date”), we entered into a Settlement Agreement and Release (the “Settlement Agreement”) with Empery Asset Master Ltd., Empery Tax Efficient, LP, Empery Tax Efficient III, LP and Hudson Bay Master Fund Ltd. (collectively, “Plaintiffs”), which resolved and settled the below referenced litigation between the Company and Plaintiffs. The Company previously announced that it was a defendant in a lawsuit captioned Empery Asset Master Ltd., Empery Tax Efficient, LP, Empery Tax Efficient II, LP, Hudson Bay Master Fund Ltd., Plaintiffs, against Microbot Medical Inc., Defendant, in the Supreme Court of the State of New York, County of New York (Index No. 651182/2020) (the “Lawsuit”), pursuant to which the Plaintiffs alleged, among other things, that the Company breached multiple representations and warranties contained in the Securities Purchase Agreement (the “SPA”) related to the Company’s June 8, 2017 equity financing (the “Financing”), of which the Plaintiffs participated, and fraudulently induced Plaintiffs into signing the SPA. The complaint sought rescission of the SPA and return of the Plaintiffs’ $6.75 million purchase price with respect to the Financing.

Pursuant to the Settlement Agreement, the Company paid Plaintiffs an aggregate of $2,154,000 (the “Total Settlement Amount”), consisting of a cash payment covered by the Company’s insurance carrier of $1,100,000 and 1,005,965 shares of restricted Company common stock (the “Shares”), which Shares represent the whole number of restricted shares of Company common stock calculated pursuant to the following formula: $1,054,000/[closing price of Company common stock on the Effective Date * 0.825]. Additionally, the Plaintiffs and the Company each agreed to fully release the other from all claims arising out of the Financing, the SPA and/or the allegations and claims asserted in the Lawsuit, subject to customary carve-outs.

In February 2024, the Plaintiffs filed a stipulation discontinuing the Lawsuit with prejudice.

We also agreed, pursuant to a Registration Rights Agreement (the “Registration Rights Agreement”), to file a registration statement on Form S-1 or Form S-3 covering the resale of the Shares (the “Resale Registration Statement”), within 30 calendar days following the Effective Date, and to use reasonable best efforts to have such Resale Registration Statement declared effective by the SEC within 60 days (or, in the event of a “full review” by the Securities and Exchange Commission, within 90 days) following the Effective Date. We shall be required to make cash payments to the Plaintiffs in the event we fail to register the Shares and keep the Resale Registration Statement effective pursuant to the terms of the Registration Rights Agreement, and if we fail to remove the restrictions on the Shares pursuant to the terms of the Settlement Agreement.

Preferred Investment Option Inducement Transaction

The Company entered into a Preferred Investment Option Exercise and Inducement Letter on December 29, 2023 (the “Inducement Letter”) with certain selling stockholders (the “Stockholders”), the registered holders of existing (i) Series A preferred investment options to purchase shares of the Company’s common stock at an exercise price of $2.20 per share, issued on October 25, 2022, as amended on May 24, 2023, (ii) Series C preferred investment options to purchase shares of the Company’s common stock at an exercise price of $2.075 per share, issued on June 6, 2023, and (iii) Series D preferred investment options to purchase shares of the Company’s common stock at an exercise price of $3.19 per share issued on June 26, 2023 (the “Existing Investment Options”), pursuant to which the Stockholders agreed to exercise for cash their Existing Investment Options to purchase an aggregate of 1,685,682 shares of the Company’s common stock, at a reduced exercised price of $1.62 per share, in consideration for the Company’s agreement to issue new preferred investment options (the “Inducement Investment Options”) to purchase up to an aggregate of 1,685,682 shares of the Company’s common stock at an exercise price of $1.50 per share. The closings of the transactions contemplated by the Inducement Letter occurred on January 3, 2024. The Inducement Investment Options are immediately exercisable from the date of issuance until five and one-half (5.5) years following the date of issuance. No other changes to the Existing Investment Options were made.

Core-Business Focus Program

On May 15, 2023, the Board of Directors of the Company authorized, and the Company commenced, a core-business focus program while the Company seeks to raise additional capital to continue development of the LIBERTY® Endovascular Robotic Surgical System. This core-business focus program includes the cessation of research and development activities not related to the LIBERTY® Endovascular Robotic Surgical System, including terminating the Company’s agreement with CardioSert for, and returning and ceasing the maintenance of, that technology, and returning intellectual property relating to the SCS (ViRob) and TipCat to Technion Research and Development Foundation.

Cost Reduction Plan

In addition to the core-business focus program described above, the Board of Directors of the Company authorized, and the Company commenced, a cost reduction plan while the Company seeks to raise additional capital to continue development of the LIBERTY® Endovascular Robotic Surgical System.

In May and June 2023 and in January 2024, we raised sufficient capital that, together with the savings from the cost reduction plan, enabled us to continue our operations, including completion of the V&V study, perform the GLP study and submit the IDE to the U.S. Food & Drug Administration. We also, as of November 1, 2023, recommenced paying Rachel Vaknin, our CFO, and Simon Sharon, our CTO and General Manager, their regular salaries and benefits that were previously reduced as a result of the cost reduction plan, and as of January 1, 2024, recommenced paying Harel Gadot, our CEO, and the independent directors of our Board their regular salaries and benefits, or fees as the case may be, that were previously reduced as a result of the cost reduction plan. We continue to seek new sources of capital to stabilize our finances and provide operating runway. In the event the Company is not successful in raising additional capital, or if the results of the V&V study and first-in-human trials are not promising, the Company may be forced to take more drastic actions to conserve capital or shut down operations entirely.

First-In-Human Clinical Cases

On January 29, 2024, we submitted an Investigational Device Exemption (IDE) application with the U.S. Food and Drug Administration, in order to commence our pivotal clinical trial in humans, and as of the filing date of this Annual Report on Form 10-K, we are continuing our interaction with the FDA regarding our IDE submission process. See “–Government Regulation–U.S. Regulation–Description of the IDE process” below.

Israel-Hamas War

On October 7, 2023, the State of Israel, where the Company’s research and development and other operations are primarily based, suffered a surprise attack by hostile forces from Gaza, which led to the declaration by Israel of the “Iron Swords” military operation. This military operation and related activities are on-going as of the filing date of this Annual Report on Form 10-K.

The Company has considered various ongoing risks relating to the military operation and related matters, including:

●	That some of the Company’s Israeli subcontractors, vendors, suppliers and other companies in which the Company relies, are currently only partially active, as instructed by the relevant authorities; and

●	A slowdown in the number of international flights in and out of Israel.

The Company is closely monitoring how the military operation and related activities could adversely effect its anticipated milestones and its Israel-based activities to support future clinical and regulatory milestones, including the Company’s ability to import materials that are required to construct the Company’s devices and to ship them outside of Israel. As of the filing date of this Annual Report on Form 10-K, the Company has determined that there have not been any materially adverse effects on its business or operations, but it continues to monitor the situation, as any future escalation or change could result in a material adverse effect on the ability of the Company’s Israeli office to support the Company’s clinical and regulatory activities. The Company does not have any specific contingency plans in the event of any such escalation or change.

Industry Overview

Minimally Invasive Robot-Assisted Endovascular Interventions

Minimally Invasive Surgery, or MIS, refers to surgical procedures performed through tiny incisions instead of a single large opening. Because the incisions are small, patients tend to have quicker recovery times and experience less trauma than with conventional surgery. The global MIS surgery is expected to grow from $24 billion in 2020 to $42 billion in 2026, representing a CAGR of 9.85%. MIS involves three major categories of devices: surgical, monitoring and visualization, and endoscopy. The market for surgical devices, including ablation, electrosurgery and medical robotic systems, accounts for the largest share of revenue and is also expected to show the highest rate of growth. According to the Society of Robotic Surgery, the U.S. market growth in endoluminal robotic surgery is projected to be 15-25% by 2025.

Vascular disease is the most common precursor to ischemic heart disease and stroke, which are two of the leading causes of death worldwide. Advances in endovascular intervention in recent years have transformed patient survival rates and post-surgical quality of life. It is estimated that more than three million percutaneous coronary interventions (PCI) and over two million of peripheral vascular interventions are performed annually worldwide. The incidence of stroke in the U.S. alone is estimated at 900,000 cases annually. Compared to open surgery, it has the advantages of faster recovery, reduced need for general anesthesia, reduced blood loss and significantly lower mortality. However, the current practice of endovascular procedures, which virtually has remained unchanged since the introduction of Intervention four decades ago, is limited by a number of factors, including physical strain and exposure to X-Ray radiation of the operator, and involves complex maneuvering of intervention tools, such as guidewires and catheters, to reach target areas in the vasculature. Despite recent advancements in technology and devices, manual procedures are still highly dependent on the technical skills and training of the operator, what makes the access to expert medical centers and advanced emergent treatments, such as endovascular thrombectomy for acute ischemic stroke, geographically limited. In addition, we believe that demand for physicians continues to grow faster than supply.

Endovascular robotic systems are aimed to increase the stability and precision of guidewires and catheters, protecting the physicians from ionizing radiation and physical strain by removing them from the radiation source, helping in closing shortages of skilled physicians and skill gaps and enable tele-interventions (e.g. the Hub & Spoke hospital model).

Today, there are only a few commercially available robotic systems for endovascular interventions. We believe these systems have major drawbacks, such as limited maneuverability, the requirement to exchange and use multiple expensive surgical tools, being cumbersome to set-up and operate, and requiring significant up-front capital expenditures.

Microbot believes that with the LIBERTY® Endovascular Robotic Surgical System, coupled with its own NovaCross® products and other off-the-shelf products, it is well-positioned to deliver a value-added endovascular robotic system, with a focus on improving the ease and access and enhancing the safety of endovascular interventions.

Strategy

Microbot’s goal is to generate sales of its products, once they have received regulatory approval, by establishing the LIBERTY® Endovascular Robotic Surgical System as the standard-of-care in the eyes of medical practitioners, patients and medical facilities, as well as getting the support of payors and insurance companies. Microbot believes that it can achieve this objective by working with health care providers and systems to demonstrate the key benefits of its products. Microbot’s strategy includes the following key elements:

●	Continue to refine existing product candidates and develop additional surgical robotic solutions. As Microbot prepares to bring its initial product through the support of preclinical and clinical trials, it continues gathering patients, patient and clinical data, and patient and physician feedback post-market. Microbot also expects to continue to innovate in the surgical robotics field by continuing to find ways of using its core technology to solve unmet needs, with the overarching goal of providing a safer, more effective and more efficient surgical environment for patients and physicians.

●	Establish and leverage relationships with key institutions and leading clinicians. Microbot’s objective will be to maintain clinical focus with leading hospitals and clinics so as to establish the LIBERTY® Endovascular Robotic Surgical System, as well as possibly other future products, as the standard of care in such institutions for their respective procedures. Microbot also expects to identify Key Opinion Leaders (KOLs) with the relevant specialties (for instance interventional radiology) with the expectation that such clinical focus will accelerate the adoption of its candidate products.

●	Continuously invest in research and development. Microbot’s most significant expense has historically been research and development, and Microbot expects to continue investing in research and development activities, including expenses it expects to incur to improve on its prototype products in order to respond to clinical data, to develop additional applications using its technologies and to develop future product candidates.

●	Explore partnerships for the introduction of Microbot’s products. In parallel to its efforts to establish direct sales and marketing capabilities, Microbot intends to continue its efforts on pursuing collaborations with global medical device companies that have established sales and distribution networks. Microbot will seek to enter collaborations and partnerships with strategic players that offer synergies with Microbot’s product candidates and expertise.

●	Seek additional IP and technologies to complement and strengthen Microbot’s current IP portfolio. Microbot intends to continue exploring new technologies, IP and know-how to add to its current portfolio through licensing, mergers and/or acquisitions and to allow Microbot to enter new spaces and strengthen its overall product portfolio.

Competition

LIBERTY® Competitive Landscape

We believe the main competitor to the LIBERTY® Endovascular Robotic Surgical System is the CorPath GRX vascular robotics system by Corindus Vascular Robotics, a Siemens Healthineers company. To our knowledge, CorPath GRX system is FDA-approved and CE-marked for percutaneous coronary and vascular procedures, is CE-marked for neurovascular interventions and is pending FDA approval for neurovascular interventions. Another competitor is Robocath (CE Marked for PCI only). We believe these systems have drawbacks, such as limited maneuverability, the requirement to exchange and use multiple expensive surgical tools, being cumbersome to set-up and operate, and requiring significant upfront capital expenditures. We also expect that we could be competing with other technologies that are in different stages of development, including preclinical and without CE/FDA approvals, such as LN Robotics and Endoways, of which additional competitive data will be required to better explore their respective positioning in the competitive landscape.

Microbot’s existing and planned products could also be rendered obsolete or uneconomical by technological advances developed in the future by existing or new competitors. Some of Microbot’s competitors currently have significantly greater resources than Microbot does; have established relationships with healthcare professionals, customers and third-party payors; and have long-term contracts with group purchasing organizations in the United States. In addition, some of Microbot’s competitors have established distributor networks, greater resources for product development, sales and marketing, additional lines of products and the ability to offer financial incentives such as rebates, bundled products or discounts on other product lines that Microbot cannot provide.

Intellectual Property

General

The LIBERTY® Endovascular Robotic Surgical System’s core technology is co-owned by Microbot and The Technion Research and Development Foundation Ltd., or TRDF. The NovaCross® device is based on technologies acquired by Microbot from Nitiloop Ltd. Microbot may develop other medical-robotic solutions through internal research and development, to strengthen its intellectual property position, and to continue exploring strategic collaborations and accretive acquisition opportunities. Microbot currently holds an intellectual property portfolio of 12 patents issued/allowed and 47 patent applications pending worldwide. Microbot also holds 10 design patents issued/allowed and 5 design patents pending worldwide. It also has registered trademarks in Israel, Europe, UK and the U.S. relating to the LIBERTY® Endovascular Robotic Surgical System, and also has trademarks relating to its proprietary Microbot Medical wordmark and logo registered in Israel, Europe, and UK, and pending in the U.S. and China, in addition to having registered trademarks for the “One & Done” wordmark in Israel, Europe, the U.S., UK, and Japan. Microbot also has a registered trademark in the U.S. for the NovaCross trademark.

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

Microbot’s issued U.S. patents, which cover Microbot’s product candidates, will expire between 2032 and 2040, not including any patent term adjustments that may be available. Issued patents outside of the United States directed to Microbot’s product candidates will expire between 2032 and 2040.

License Agreement with the Technion

In June 2012, Microbot entered into a license agreement with TRDF, the technology transfer subsidiary of The Technion Institute of Technology, pursuant to which it obtained an exclusive, worldwide, royalty-bearing, sub-licensable license to certain patents and inventions relating to the SCS and TipCAT technology platforms invented by Professor Moshe Shoham, a former director of and an advisor to the Company, and in certain circumstances other TRDF-related persons. During the second and third quarters of 2023, as a result of our core-business focus program and our cost reduction plan, we ceased research and development activities relating to the SCS and TipCat platforms. As a result, we returned intellectual property relating to the SCS (ViRob) and TipCat to TRDF.

The LIBERTY® Endovascular Robotic Surgical System, which was invented by employees of Microbot together with Professor Moshe Shoham of the Technion, in his capacity as a consultant to Microbot, is co-owned by Microbot and TRDF, and the parties established the LIBERTY® Endovascular Robotic Surgical System as a “Joint Invention” in accordance with the terms of the License Agreement. Once the Joint Invention is established, Microbot will have to pay TRDF royalties of between 1.5% and 3.0% of net sales of products covered by this Joint Invention.

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

Microbot Israel has received grants from the Israeli Innovation Authority (“IIA”) for participation in research and development since 2013 through December 31, 2023 totaling approximately $1.8 million. This amount includes amounts received in 2023 of approximately $304,000, which are a portion of an additional grant from the IIA in the amount of approximately NIS 1.6 million (approximately $447,000) approved by the IIA on June 1, 2023, to further finance the development of the manufacturing process of the LIBERTY® Endovascular Robotic Surgical System.

In addition, as a result of the agreement with CardioSert on January 4, 2018, Microbot Israel took over the liability to repay CardioSert’s IIA grants in the aggregate amount of approximately $530,000, which liability will remain for so long as the Company continues to own the CardioSert assets. As a result of CardioSert’s recent exercise to have the assets returned, we expect that this will cease to be a liability upon return.

As a result of the agreement with Nitiloop, on October 6, 2022, Microbot Israel took over the liability to repay Nitiloop’s IIA grants in the aggregate amount of approximately $925,000.

In relation to the IIA grants described above, the Company is obligated to pay royalties amounting to 3%-5% of its future sales of the products relating to such grants.

The grants are linked to the exchange rate of the dollar to the New Israeli Shekel and bears interest of SOFR per year (SOFR is a benchmark interest rate which replaced LIBOR).

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

On December 11, 2022, the Company received approval for a grant from the Ministry of Economy, in the amount of NIS 300,000 (approximately $83,000), for participation in expenses related to the LIBERTY® Endovascular Robotic Surgical System in the U.S. market. As of December 31, 2023, the Company received approximately $27,000 of such amount. In relation with the Ministry of Economy grant, the Company is obligated to pay royalties amounting to 3% of future sales of the LIBERTY® Endovascular Robotic Surgical System up to the grant amount plus interest.

Microbot expects to continue to access government funding in the future.

For the fiscal years ended December 31, 2022 and 2023, respectively, Microbot incurred research and development expenses of approximately $7,736,000 and $5,724,000.

Strategic collaboration agreement with Stryker

On December 22, 2021, the Company entered into a strategic collaboration agreement for technology co-development with Stryker Corporation, acting through its Neurovascular Division. Pursuant to the agreement, the collaborative development program between the Company and Stryker aims to integrate certain of Stryker’s instruments with the Company’s LIBERTY® Endovascular Robotic Surgical System to address certain neurovascular procedures. The parties conducted discussions in the past to define the development plan; however, due to other strategic priorities, the collaboration is not moving forward.

Manufacturing

Microbot does not have any manufacturing facilities or manufacturing personnel. Microbot currently relies, and expects to continue to rely, on third parties for the manufacturing of its product candidates for preclinical and clinical testing, as well as for commercial manufacturing if its product candidates receive marketing approval.

During 2022 Microbot initiated the transfer to production by means of designing and building molds for plastic injection of parts which is a more cost-effective method for producing high quantities compared to conventional machined production of these parts. Some molds are already operative while others are being designed and built. We expect completing the molds during 2024.

On August 4, 2023, we signed a Turn-Key Manufacturing Agreement with a subcontractor that is suited to assemble and test our products under applicable regulatory requirements and regulations. As of the filing date of this Annual Report on Form 10-K, we are working with the subcontractor to transfer the production to the subcontractor.

Commercialization

Microbot has not yet established a sales, marketing or product distribution infrastructure for the LIBERTY® Endovascular Robotic Surgical System or any other product candidate, which are still in development stages. Microbot plans to access the U.S. markets with its initial device offerings through direct sales, distributors, as well as strategic partnerships. Microbot has not yet developed a commercial strategy outside of the United States, but it most likely would utilize distributors and strategic partnerships.

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

Microbot expects the medical products in its pipeline currently to be classified as Class II. Class II devices are those for which general controls alone are insufficient to provide reasonable assurance of safety and effectiveness and there is sufficient information to establish special controls. Special controls can include performance standards, post-market surveillance, patient histories and FDA guidance documents. Premarket review and clearance by the FDA for these devices is generally accomplished through the 510(k) or 510(k) de-novo premarket notification process. As part of the 510(k) or 510(k) de-novo notification process, FDA may require the following:

●	Development of comprehensive product description and indications for use;

●	Comprehensive review of predicate devices and development of data supporting the new product’s substantial equivalence to one or more predicate devices; and

●	If appropriate and required, certain types of clinical trials (IDE submission and approval may be required for conducting a clinical trial in the U.S.).

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

Description of the IDE process. The IDE will become effective 30 days after receipt by the FDA, unless the FDA otherwise informs the sponsor prior to the 30-day period that the IDE is approved, approved with conditions, or disapproved. If the FDA determines that additional information is required, the FDA may permit a clinical trial to proceed under a conditional approval. In case of disapproval, the Company can continue its existing IDE process interaction with the FDA, and supply FDA with additional information to obtain approval or conditional approval. In addition, the study must be approved by, and conducted under the oversight of, an Institutional Review Board (IRB) for each clinical site. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate approval from the FDA, but it must still follow abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and labeling and record-keeping requirements.

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

6. For all devices except Class I (self-certified), the QMS and Technical Documentation or Design Dossier must be audited by a Notified Body, a third-party accredited by European authorities to audit medical device companies and products.

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

On October 24, 2023, we announced that we received confirmation for the commencement of the process to support our future CE Mark approval, and to ultimately allow us to market the LIBERTY® Endovascular Robotic Surgical System in Europe as well as other regions who accept the CE Mark. According to the confirmation, we will commence audits for ISO 13485 certification to ensure compliance with the Quality Management System (QMS) requirements of the EU Medical Devices Regulation (MDR 2017/745), during the first half of 2024. We had previously taken the first step to advance our European program by engaging with a leading Notified Body, who recently confirmed dates for conducting the required audits.

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

Human Capital

Employees

As of March 25, 2024, we have 22 employees (including full-time and hourly employees).

Microbot’s Chief Executive Officer, President and Chairman, Harel Gadot, along with 5 other full-time employees, are based in the United States. Additionally, Microbot has 15 full-time employees and 1 part time employee based in its office located in Yokneam, Israel. These employees oversee day-to-day operations of the Company and leading engineering, manufacturing, intellectual property and administration functions of the Company. As required, Microbot also engages consultants to provide services to the Company, including regulatory, legal and corporate services. We are subject to labor laws and regulations within our locations in the U.S. and Israel. These laws and regulations principally concern matters such as pensions, paid annual vacation, paid sick days, length of the workday and work week, minimum wages, overtime pay, insurance for work-related accidents, severance pay and other conditions of employment. Microbot has no unionized employees.

We have historically been able to attract and retain top talent by creating a culture that challenges and engages our employees, offering them opportunities to learn, grow and achieve their career goals.

Compensation, Benefits and Wellbeing

We believe that we provide competitive compensation for our employees. We offer annual bonuses and stock-based compensation for eligible employees. As a result of our May 2023 cost reduction plan, our executive officers and certain of our employees took salary reductions, although all of them have since had their salaries reinstated. We can give no assurance that such plan will not have an adverse effect on our ability to attract and/or retain employees or remain competitive for talent.

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

Risks Relating to Microbot’s Financial Position and Need for Additional Capital

There is substantial doubt regarding our ability to continue as a going concern.

As stated elsewhere in this Annual Report on Form 10-K, we have not generated any revenues, have sustained losses and have accumulated a significant deficit since our inception. Also, we estimate that our cash resources are only sufficient to fund our operations for less than one year from the filing date of this Annual Report on Form 10-K. As a result, our continued existence is dependent upon our ability to obtain additional debt or equity financing and to ultimately become a commercially viable organization. As of December 31, 2023, the Company had unrestricted cash, cash equivalents and marketable securities of approximately $6.4 million. This does not include the approximately $2.4 million in net proceeds we received in our warrant reset transaction that closed on January 3, 2024.

We will need to raise additional capital to fund our operations and continue to support our planned development and commercialization activities. There can be no assurance that the additional necessary debt or equity financing will be available, or will be available on terms acceptable to us, in which case we may be unable to meet our obligations or fully implement our business plan, if at all. Additionally, should we be unable to realize our assets and discharge our liabilities in the normal course of business, the net realizable value of our assets may be materially less than the amounts recorded in our financial statements. As a result of the foregoing and our current cash position, these conditions raise substantial doubt about Microbot’s ability to continue as a going concern, which could adversely affect our ability to raise capital, expand our business and develop our planned products.

Microbot has had no revenue and has incurred significant operating losses since inception and is expected to continue to incur significant operating losses for the foreseeable future. The Company may never become profitable or, if achieved, be able to sustain profitability.

Microbot has incurred significant operating losses since its inception and expects to incur significant losses for the foreseeable future as Microbot continues its preclinical and clinical development programs for its existing product candidates, primarily the LIBERTY® Endovascular Robotic Surgical System; its research and development of any other future product candidates; and all other work necessary to obtain regulatory clearances or approvals for its product candidates in the United States and other markets. In the future, Microbot intends to continue conducting micro-robotics research and development; performing necessary animal and clinical testing; working towards medical device regulatory compliance; and, if the LIBERTY® Endovascular Robotic Surgical System or other future product candidates are approved or cleared for commercial distribution, engaging in appropriate sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in Microbot incurring further significant losses for the foreseeable future.

Microbot is a development-stage medical device company and currently generates no revenue from product sales, and may never be able to commercialize the LIBERTY® Endovascular Robotic Surgical System or other future product candidates. Microbot does not currently have the required approvals or clearances to market or test in humans the LIBERTY® Endovascular Robotic Surgical System or any other future product candidates and Microbot may never receive them. Microbot does not anticipate generating significant revenues until it can successfully develop, commercialize and sell products derived from its product pipeline, of which Microbot can give no assurance. Even if Microbot or any of its future development partners succeed in commercializing any of its product candidates, Microbot may never generate revenues significant enough to achieve profitability.

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

Microbot’s operations to date have been limited to organizing the company, entering into licensing arrangements to initially obtain rights to its technologies, developing and securing its technologies, raising capital, developing regulatory and reimbursement strategies for its product candidates, preparing for preclinical and clinical trials of product candidates from time to time and, most recently, commencing pre-commercialization planning for the LIBERTY® Endovascular Robotic Surgical System. Microbot has not yet demonstrated its ability to successfully complete development of any product candidate, obtain marketing clearance or approval, manufacture a commercial-scale product or arrange for a third-party to do so on its behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about Microbot’s future success or viability may not be as accurate as they could be if Microbot had a longer operating history.

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

Microbot expects the research and development expenses of the Company to continue to increase substantially in future periods as it conducts preclinical studies in large animals and potentially clinical trials for the LIBERTY® Endovascular Robotic Surgical System, and especially if it initiates additional research programs for future product candidates. This is the case even with the recent suspension and termination of the research and development programs relating to the SCS device, One & Done® and other programs. In addition, if the Company obtains marketing clearance or approval for any of its product candidates, it expects to incur significant commercialization expenses related to product manufacturing, marketing and sales. Furthermore, Microbot incurs substantial costs associated with operating as a public company in the United States. Accordingly, the Company may need to obtain substantial additional funding in connection with its continuing operations through its projected profitability, of which it can give no assurance of success. If the Company is unable to raise capital when needed or on attractive terms, it could be forced to delay, reduce or eliminate its research and development programs or any future commercialization efforts.

The Company intends to continue to opportunistically strengthen its balance sheet by raising additional funds through equity offerings, including possibly through its existing but currently suspended At-the-Market offering, or otherwise in order to meet expected future liquidity needs, including the introduction of the LIBERTY® Endovascular Robotic Surgical System. The Company’s future capital requirements, generally, will depend on many factors, including:

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

Failure to successfully complete the studies or trials in a timely and cost-effective manner could have a material adverse effect on Microbot’s prospects with respect to the LIBERTY® Endovascular Robotic Surgical System or other product candidates. Because animal trials, clinical trials and other types of scientific studies are inherently uncertain, there can be no assurance that these trials or studies will be completed in a timely or cost-effective manner or result in a commercially viable product. Clinical trials or studies may experience significant setbacks even if earlier preclinical or animal studies have shown promising results. Furthermore, preliminary results from clinical trials may be contradicted by subsequent clinical analysis. Results from clinical trials may also not be supported by actual long-term studies or clinical experience. If preliminary clinical results are later contradicted, or if initial results cannot be supported by actual long-term studies or clinical experience, Microbot’s business could be adversely affected. Clinical trials also may be suspended or terminated by us, the FDA or other regulatory authorities at any time if it is believed that the trial participants face unacceptable health risks. The FDA may disagree with our interpretation of the data from our clinical trials, or may find the clinical trial design, conduct or results inadequate to demonstrate safety and effectiveness of the product candidate. The FDA may also require additional preclinical studies or clinical trials which could further delay approval of our product candidates.

Microbot’s business depends heavily on the success of its sole lead product candidate, the LIBERTY® Endovascular Robotic Surgical System. If Microbot is unable to commercialize the LIBERTY® Endovascular Robotic Surgical System, or experiences significant delays in doing so, Microbot’s business will be materially harmed.

Generally, after all necessary clinical and performance data supporting the safety and effectiveness of the LIBERTY® Endovascular Robotic Surgical System, or any other product candidate, are collected, Microbot must still obtain FDA clearance or approval to market the system and those regulatory processes can take several months to several years to be completed. Therefore, Microbot’s ability to generate product revenues will not occur for at least the next few years, if at all, and will depend heavily on the successful commercialization of the LIBERTY® Endovascular Robotic Surgical System, or any of our other product candidates from time to time. The success of commercializing any of our product candidates, include the LIBERTY® Endovascular Robotic Surgical System, will depend on a number of factors, including the following:

●	our ability to obtain additional capital;

●	successful completion of animal studies and human clinical trials and the collection of sufficient data to demonstrate that the device is safe and effective for its intended use;

●	receipt of marketing approvals or clearances from the FDA and other applicable regulatory authorities, which we continue to seek;

●	establishing commercial manufacturing arrangements with one or more third parties;

●	obtaining and maintaining patent and trade secret protections;

●	protecting Microbot’s rights in its intellectual property portfolio;

●	establishing sales, marketing and distribution capabilities;

●	generating commercial sales, if and when approved, whether alone or in collaboration with other entities;

●	acceptance of our product candidates, if and when commercially launched, by the medical community, patients and third-party payors;

●	effectively competing with existing and competitive products on the market and any new competing products that may enter the market; and

●	maintaining quality and an acceptable safety profile of our products following clearance or approval.

We recently suspended our research and development programs for all of our product candidates and platforms other than the LIBERTY® Endovascular Robotic Surgical System as a result of, among other things, some of the above factors, and our short and medium term success is no longer tied to multiple product candidates but rather just the LIBERTY® Endovascular Robotic Surgical System. If Microbot does not achieve one or more of these factors in a timely manner or at all, it could experience significant delays or an inability to successfully commercialize the LIBERTY® Endovascular Robotic Surgical System or any other product candidate, which would materially harm its business.

The results of Microbot’s research and development efforts are uncertain and there can be no assurance of the commercial success of Microbot’s product candidates.

Microbot believes that its success will depend in part on its ability to expand its product offerings and continue to improve its existing product candidates in response to changing technologies, customer demands and competitive pressures. As such, Microbot expects to continue dedicating significant resources in research and development. The product candidates and services being developed by Microbot may not be technologically successful. In addition, the length of Microbot’s product candidates and service development cycle may be greater than Microbot originally expected.

Microbot may not meet its development and commercialization objectives in a timely manner or at all.

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

At this time, Microbot does not know the extent of the clinical trial that the FDA will require it to submit in support of its future marketing applications for the LIBERTY® Endovascular Robotic Surgical System, which creates uncertainty for Microbot as well as the possibility of increased product development costs and time to market.

Microbot has identified a predicate device for the LIBERTY® Endovascular Robotic Surgical System, which it intended to use in its 510(k) application. However, there is no guarantee that the FDA will agree with the Company’s determination or that the FDA would accept the predicate device that Microbot intends to submit in its 510(k). The FDA also may request additional data in response to a 510(k) or require Microbot to conduct further testing or compile more data in support of its 510(k). It is unclear at this time whether and how various activities initiated or announced by the FDA to modernize the U.S. medical device regulatory system could affect the marketing pathway or timeline for our product candidate, given their nature.

The FDA requires clinical data to be submitted as part of the LIBERTY® Endovascular Robotic Surgical System marketing submission, any type of clinical study performed in humans will require the investment of substantial expense, professional resources and time. In order to conduct a clinical investigation involving human subjects for the purpose of demonstrating the safety and effectiveness of a medical device, a company must, among other things, apply for and obtain Institutional Review Board, or IRB, approval of the proposed investigation. In addition, the sponsor of the investigation must also submit and obtain FDA approval of an Investigational Device Exemption, or IDE, application , which we have submitted and are continuing the submission process with the FDA. Microbot may not be able to obtain FDA and/or IRB approval to undertake clinical trials in the United States for any new devices Microbot intends to market in the United States in the future. Moreover, the timing of the commencement, continuation and completion of any future clinical trial may be subject to significant delays attributable to various causes, including scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria, failure of patients to complete the clinical trial, delay in or failure to obtain IRB approval to conduct a clinical trial at a prospective site, and shortages of supply in the investigational device.

Thus, the addition of one or more mandatory clinical trials to the development timeline for the LIBERTY® Endovascular Robotic Surgical System or any other product candidate would significantly increase the costs associated with developing and commercializing the product and delay the timing of U.S. regulatory authorization. The current uncertainty regarding near-term medical device regulatory changes by the FDA could further affect our development plans for the LIBERTY® Endovascular Robotic Surgical System or any other product candidate, depending on their nature, scope and applicability. Microbot and its business, financial condition and operating results could be materially and adversely affected as a result of any such costs, delays or uncertainty.

Microbot’s technology acquired from CardioSert and part of its One & Done® feature is subject to a buy-back clause which was triggered, causing us to lose rights to the technology.

Pursuant to the agreement with CardioSert we entered into in January 2018 to acquire its technology, we were required to meet certain commercialization deadlines or CardioSert may terminate the agreement and buy back the technology for $1.00, subject to certain limited exceptions. One of the exceptions in the agreement is if “The First Commercial Sale does not occur within 50 months of the Effective Date” of the contract. 50 months have expired in 2022 and Microbot did not meet the commercialization deadlines.

As a result of our failure to meet the applicable commercialization deadline, and as a result of our May 2023 core-business focus program and cost reduction plan which resulted in our terminating the January 2018 agreement with CardioSert effective as of August 17, 2023 and ceasing development and maintenance of the technology, CardioSert exercised its right to re-acquire the technology for nominal consideration. Such sale would materially adversely affect our ability to develop and commercialize, or materially delay the development and commercialization of, our One & Done® feature, as, if and when we restart that feature with our Nitiloop technology.

Microbot will depend upon the ability of third parties, including contract research organizations, collaborative academic groups, future clinical trial sites and investigators, to conduct or to assist the Company in conducting clinical trials for its product candidates, if such trials become necessary.

As a development-stage, preclinical company, Microbot has no prior experience in designing, initiating, conducting and monitoring human clinical trials. Microbot will depend upon its ability and/or the ability of future collaborators, contract research organizations, clinical trial sites and investigators to successfully design, initiate, conduct and monitor such clinical trials.

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

Our research and development program is dependent on the availability of certain components from suppliers, the delay in delivery of which could materially adversely affect our ongoing development and ability to manufacture and package devices in the timeframes currently expected.

Our research and development program is dependent on the availability of the component parts that we use to manufacture our LIBERTY® Endovascular Robotic Surgical System and packaging. Our business, therefore, could be adversely impacted by factors affecting our suppliers (such as the lack of employees due to military actions, a work stoppage or strike by our suppliers’ employees or the failure of our suppliers to provide materials of the requisite quality).

As a result of the Israel-Hamas war, we are currently experiencing delays in the supply for certain components from Israeli-based vendors. We cannot determine with any certainty as to whether these shortages will continue and if so, for how long. Consequently, our operational and development timeline could be adversely affected if we were unable to obtain these components from our suppliers in the quantities or based on the timeline we require. Although we believe in most cases that we could identify alternative suppliers, we can give no assurance that our research and development timelines will not be delayed while we identify and retain replacement suppliers. Accordingly, any material delay in delivery of any component parts or packaging could materially adversely affect our ability to obtain FDA approval and otherwise meet our expected timeframes.

If the commercial opportunity for the LIBERTY® Endovascular Robotic Surgical System and any other commercial products that may be developed by Microbot is smaller than Microbot anticipates, Microbot’s future revenue from the LIBERTY® Endovascular Robotic Surgical System and such other products will be adversely affected and Microbot’s business will suffer.

If the size of the commercial opportunities in any of Microbot’s target markets is smaller than it anticipates, Microbot may not be able to achieve profitability and growth. It is difficult to predict the penetration, future growth rate or size of the market for Microbot’s product candidate.

The commercial success of the LIBERTY® Endovascular Robotic Surgical System or any other product candidates will require broad acceptance of the devices by the doctors and other medical professionals who specialize in the procedures targeted by each device, a limited number of whom may be able to influence device selection and purchasing decisions. If Microbot’s technologies are not broadly accepted and perceived as having significant advantages over existing medical devices, then it will not meet its business objectives. Such perceptions are likely to be based on a determination by medical facilities and physicians that Microbot’s product candidates are safe and effective, are cost-effective in comparison to existing devices, and represent acceptable methods of treatment. Microbot cannot assure that it will be able to establish the relationships and arrangements with medical facilities and physicians necessary to support the market uptake of its product candidates. In addition, its competitors may develop new technologies for the same markets Microbot is targeting that are more attractive to medical facilities and physicians. If doctors and other medical professionals do not consider Microbot product candidates to be suitable for application in the procedures we are targeting and an improvement over the use of existing or competing products, Microbot’s business goals will not be realized.

Customers will be unlikely to buy the LIBERTY® Endovascular Robotic Surgical System or any other product candidates unless Microbot can demonstrate that they can be produced for sale to consumers at attractive prices.

To date, Microbot has focused primarily on research and development of the LIBERTY® Endovascular Robotic Surgical System and first generation versions of other current and former product candidates. Consequently, Microbot has no experience in manufacturing its product candidates, and intends to manufacture its product candidates through third-party manufacturers. Microbot can offer no assurance that either it or its manufacturing partners will develop efficient, automated, low-cost manufacturing capabilities and processes to meet the quality, price, engineering, design and production standards or production volumes required to successfully mass produce its commercial products. Even if its manufacturing partners are successful in developing such manufacturing capability and quality processes, including the assurance of good manufacturing practice (GMP) compliant device manufacturing, there can be no assurance that Microbot can timely meet its product commercialization schedule or the production and delivery requirements of potential customers. A failure to develop such manufacturing processes and capabilities could have a material adverse effect on Microbot’s business and financial results.

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

The LIBERTY® Endovascular Robotic Surgical System and any other of our product candidates from time to time rely or are expected to rely on new technologies, and Microbot’s success will depend on acceptance of these technologies by the medical community as safe, clinically effective, cost effective and a preferred device as compared to products of its competitors. Microbot does not have long-term data regarding efficacy, safety and clinical outcomes associated with the use of the LIBERTY® Endovascular Robotic Surgical System or any other product candidates. Any data that is generated in the future may not be positive or may not support the product candidates’ regulatory dossiers, which would negatively affect market acceptance and the rate at which its product candidates are adopted. Equally important will be physicians’ perceptions of the safety of Microbot’s product candidates because Microbot’s technologies are relatively new. If, over the long term, Microbot’s product candidates do not meet surgeons’ expectations as to safety, efficacy and ease of use, they may not become widely adopted.

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

Clinical outcome studies for the LIBERTY® Endovascular Robotic Surgical System may not provide sufficient data to make such product candidate the standard of care.

Microbot’s business plan with respect to the LIBERTY® Endovascular Robotic Surgical System relies on the broad adoption by surgeons of the product for its planned applications.

Clinical studies may not show an advantage in the LIBERTY® Endovascular Robotic Surgical System based procedures in a timely manner, or at all, and outcome studies have not been designed at this time, and may be too large and too costly for Microbot to conduct. Both situations could prevent broad adoption of the LIBERTY® Endovascular Robotic Surgical System and materially impact Microbot’s business.

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

Microbot is dependent on its senior management, in particular Harel Gadot, Microbot’s Chairman, President and Chief Executive Officer, and Simon Sharon, its General Manager and Chief Technology Officer. Although Microbot believes that its relationship with members of its senior management is positive, there can be no assurance that the services of any of these individuals will continue to be available to Microbot in the future. In particular, as part of our May 2023 cost reduction program, we reduced all executive officers’ salaries by between 30%-50%. Although the salaries of all executives have since been reinstated, we can give no assurance that any of our executives will remain with our company in light of such reductions. Microbot’s future success will depend in part on its ability to retain its management and scientific teams, to identify, hire and retain additional qualified personnel with expertise in research and development and sales and marketing, and to effectively provide for the succession of senior management, when necessary. Competition for qualified personnel in the medical device industry is intense and finding and retaining qualified personnel with experience in the industry is very difficult. Microbot believes that there are only a limited number of individuals with the requisite skills to serve in key positions at Microbot, particularly in Israel, and it competes for key personnel with other medical equipment and technology companies, as well as research institutions.

Microbot does not carry, and does not intend to carry, any key person life insurance policies on any of its existing executive officers.

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

Although we engaged with a leading notified body to secure a CE Mark for sales of the LIBERTY® Endovascular Robotic Surgical System in Europe, it is not yet certain as to when we will secure the CE Mark, and we cannot be certain that we will be successful in complying with the requirements of the CE Certificate of Conformity and receiving a CE Mark for the LIBERTY® Endovascular Robotic Surgical System or other product candidates or in continuing to meet the requirements of the Medical Devices Directive in the European Economic Area (EEA).

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

Microbot currently holds, through licenses or otherwise, an intellectual property portfolio that includes U.S. and international patents and pending patents, and other patents under development. Microbot intends to continue to seek legal protection, primarily through patents, including the remaining TRDF licensed patents that relate to the LIBERTY® Endovascular Robotic Surgical System technology, for its proprietary technology. Seeking patent protection is a lengthy and costly process, and there can be no assurance that patents will be issued from any pending applications, or that any claims allowed from existing or pending patents will be sufficiently broad or strong to protect its proprietary technology. There is also no guarantee that any patents Microbot holds, through licenses or otherwise, will not be challenged, invalidated or circumvented, or that the patent rights granted will provide competitive advantages to Microbot. Microbot’s competitors have developed and may continue to develop and obtain patents for technologies that are similar or superior to Microbot’s technologies. In addition, the laws of foreign jurisdictions in which Microbot develops, manufactures or sells its product candidates may not protect Microbot’s intellectual property rights to the same extent as do the laws of the United States.

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

The ongoing risks of operating in Israel are being exacerbated as a result of the October 7, 2023 surprise attack by hostile forces from Gaza, which led to the declaration by Israel of the “Iron Swords” military operation. These include security and economic risks, risks relating to our ability to sell or buy internationally, risk of economic instability, risk of exchange rate fluctuation negatively affecting operating costs, and the risk of employees leaving to perform military service. This military operation and related activities are on-going as of the filing date of this Annual Report on Form 10-K.

The Company has considered various ongoing risks relating to the military operation and related matters, including:

●	That some of the Company’s Israeli subcontractors, vendors, suppliers and other companies in which the Company relies, are currently only partially active, as instructed by the relevant authorities; and

●	A slowdown in the number of international flights in and out of Israel.

The Company is closely monitoring how the military operation and related activities could adversely effect its anticipated milestones and its Israel-based activities to support future clinical and regulatory milestones, including the Company’s ability to import materials that are required to construct the Company’s devices and to ship them outside of Israel. As of the filing date of this Annual Report on Form 10-K, the Company has determined that there have not been any materially adverse effects on its business or operations, but it continues to monitor the situation, as any future escalation or change could result in a material adverse effect on the ability of the Company’s Israeli office to support the Company’s clinical and regulatory activities. The Company does not have any specific contingency plans in the event of any such escalation or change.

Microbot has facilities located in Israel, and therefore, political conditions in Israel may affect Microbot’s operations and results.

Microbot has facilities located in Israel. In addition, one of its seven directors, its General Manager and Chief Technology Officer, and its Chief Financial Officer, as well as substantially all of its research and development team and non-management employees, are residents of Israel. Accordingly, political, economic and military conditions in Israel will directly or indirectly affect Microbot’s operations and results. Most recently, for example, the current political situation in Israel where the ruling parties are attempting to implement laws that essentially allow the parliament to enact laws that are preemptively immune to judicial review could adversely affect our business and results of operations. In addition, since the establishment of the State of Israel, a number of armed conflicts have taken place between Israel and its Arab neighbors. An ongoing state of hostility, varying in degree and intensity has led to security and economic problems for Israel. For a number of years there have been continuing hostilities between Israel and the Palestinians. This includes hostilities with the Islamic movement Hamas in the Gaza Strip, which have adversely affected the peace process and at times resulted in armed conflicts, including the current armed conflict. Such hostilities have negatively influenced Israel’s economy as well as impaired Israel’s relationships with several other countries. Israel also faces threats from Hezbollah militants in Lebanon, from ISIS and rebel forces in Syria, from the government of Iran and other potential threats from additional countries in the region. Moreover, some of Israel’s neighboring countries have recently undergone or are undergoing significant political changes. These political, economic and military conditions in Israel could have a material adverse effect on Microbot’s business, financial condition, results of operations and future growth.

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

Microbot’s primary expenses paid in NIS that are not linked to the U.S. dollar are employee expenses in Israel and lease payments on its Israeli facility. As Microbot does not hedge against its position in NIS, a change in the value of the NIS compared to the U.S. dollar could increase Microbot’s research and development expenses, labor costs and general and administrative expenses, and as a result, have a negative impact on Microbot’s financial condition.

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

Microbot’s research and development efforts from inception until now have been financed in part through such Israeli Innovation Authority royalty bearing grants in an aggregate amount of approximately $1.8 million through December 31, 2023. During 2023, total grants approved from the Israeli Innovation Authority was in the amount of approximately NIS 1.6 million, to further finance the development of the Company’s manufacturing process of the LIBERTY® Endovascular Robotic Surgical System.

Furthermore the Company received approval for a grant from the Ministry of Economy of the State of Israel in the amount of approximately NIS 300,000, to further finance the marketing activities of the LIBERTY® Endovascular Robotic Surgical System in the U.S. market.

In addition, as a result of our 2018 agreement with CardioSert and our 2022 agreement with Nitiloop, we took over the liability to repay CardioSert’s and Nitiloop’s IIA grants in the aggregate amount of approximately $530,000 and $925,000, respectively, although we expect that we will cease to have any obligations under the CardioSert grants once that technology is returned.

With respect to such grants Microbot is committed to pay royalties at a rate of between 3% to 3.5% on sales proceeds up to the total amount of grants received, linked to the dollar, plus interest at an annual rate of SOFR, a benchmark interest rate which replaced LIBOR. In addition, as a recipient of Israeli Innovation Authority grants, Microbot must comply with the requirements of the Israeli Encouragement of Industrial Research and Development Law, 1984, or the R&D Law, and related regulations. Under the terms of the grants and the R&D Law, Microbot is restricted from transferring any technologies, know-how, manufacturing or manufacturing rights developed using Israeli Innovation Authority grants outside of Israel without the prior approval of Israeli Innovation Authority. Therefore, if aspects of its technologies are deemed to have been developed with Israeli Innovation Authority funding, the discretionary approval of an Israeli Innovation Authority committee would be required for any transfer to third parties outside of Israel of the technologies, know-how, manufacturing or manufacturing rights related to such aspects. Furthermore, the Israeli Innovation Authority may impose certain conditions on any arrangement under which it permits Microbot to transfer technology or development outside of Israel or may not grant such approvals at all.

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

Some of Microbot’s employees are obligated to perform military reserve duty in Israel.

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

Our common stock is currently listed on the Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements. There can be no assurances that we will be able to comply with the applicable listing standards. In 2018, we effected a 1:15 reverse stock split to address our stock price falling below the minimum share price required by Nasdaq. Failure to again meet applicable Nasdaq continued listing standards could result in a further reverse stock split or a delisting of our common stock. A delisting of our common stock from The Nasdaq Capital Market could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and fewer business opportunities. Additionally, if we are not eligible for quotation or listing on another exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the OTC Marketplace. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further, and it may be more difficult to raise capital on acceptable terms or at all.

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

Provisions in the Company’s certificate of incorporation and bylaws may delay or prevent an acquisition or a change in management. These provisions include a classified board of directors. In addition, because the Company is incorporated in Delaware, it is governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits stockholders owning in excess of 15% of outstanding voting stock from merging or combining with the Company unless the Company meets the requirements of such section. Although the Company believes these provisions collectively will provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with the Company’s board of directors, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by the Company’s stockholders to replace or remove then current management by making it more difficult for stockholders to replace members of the board of directors, which is responsible for appointing members of management.

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

Our competitors may develop products, treatments or procedures that directly compete with our products and potential products and which are similar, more advanced, safer or more effective than ours. The medical device industry is very competitive and subject to significant technological and practice changes. Microbot expects to face competition from many different sources with respect to the LIBERTY® Endovascular Robotic Surgical System and any other products that it may from time to time seek to develop or commercialize in the future.

Competing against large established competitors with significant resources may make establishing a market for any products that it develops difficult which would have a material adverse effect on Microbot’s business. Microbot’s commercial opportunities could also be reduced or eliminated if its competitors develop and commercialize products, treatments or procedures quicker, that are safer, more effective, are more convenient or are less expensive than the LIBERTY® Endovascular Robotic Surgical System or any other product that Microbot may develop. Many of Microbot’s potential competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than Microbot may have. Mergers and acquisitions in the medical device industry market may result in even more resources being concentrated among a smaller number of Microbot’s potential competitors.

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

We cannot be certain that we will be able to identify, consummate and successfully integrate acquisitions, and no assurance can be given with respect to the timing, likelihood or business effect of any possible transaction. For example, we could begin negotiations that we subsequently decide to suspend or terminate for a variety of reasons. Similarly, we could acquire a technology or asset, and later determine that such technology or asset no longer fits in our business strategy or goals or do not have the capital to advance its development or commercialization. However, opportunities may arise from time to time that we will evaluate. Any transactions that we consummate would involve risks and uncertainties to us. These risks could cause the failure of any anticipated benefits of an acquisition to be realized, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The issuance of shares upon exercise of outstanding warrants and options could result in substantial dilution to the interests of other stockholders since the holders of such securities may ultimately convert and sell the full amount issuable on conversion.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 1C. Cybersecurity

Since our formation, we have been primarily focused on research and development activities and pursuing FDA approval of our planned products. We have 22 employees and currently use third-party vendors and service providers for certain product development and regulatory approval activities.

We use a third-party sub-contractor to manage all Information Technology (IT) issues, including protection against, detection, and response to cyberattacks.

The measures that are taken to ensure proper protection include:

●	All computers are protected using a cloud-powered endpoint security solution that helps enterprises prevent, detect, investigate, and respond to advanced threats on their networks. It offers endpoint protection, endpoint detection and response, mobile threat defense, and integrated vulnerability management. It also provides, among other things, malware and spyware detection and remediation, rootkit detection and remediation and network vulnerability detection.

●	All Company computer hard drives are automatically encrypted.

●	All Company e-mails are protected by a cloud-based email filtering service designed to protect the Company against advanced threats related to email and collaboration tools.

●	Periodically, all users on the Company’s computer network are required to perform multi-factor authentication.

●	The Company uses a cloud-based identity and access management service that enables access to external resources.

●	Backup is performed using a secure, automatic cloud-based backup and restore service.

Additionally, we believe that our third-party vendors and service providers have their own respective cybersecurity protocols which our management believes to be adequate for protecting any of the Company’s data that might be in their possession from time to time; however, having such protocols is not necessarily a condition for us using or not using the services of any such vendors or providers.

Our Chief Technology Officer and General Manager is responsible for assessing and managing cybersecurity risks, through his oversight of our IT service provider that manages our IT, but he does not have specific cybersecurity expertise. The Company has an Information Technology Policy that, among other things, governs and provides for cybersecurity policies and processes, including to define safety measures to protect the Company’s confidentiality, integrity and availability of data and other intellectual property, as well as to define the manner in which information is stored, saved and routed in the Company’s network. Additionally, the Board and management believe cybersecurity represents an important component of the Company’s overall approach to risk management and oversight, especially as the Company moves towards commercialization of its first product.

Cybersecurity threats have not materially affected, and are not reasonably likely to affect, the Company, including its business strategy, results of operations or financial condition while we are strategically focused on pursuing FDA approval and have pre-commercial operations. The Company is not aware of any material security breach to date. Accordingly, the Company has not incurred any expenses over the last two years relating to information security breaches. The occurrence of cyber-incidents, or a deficiency in our cybersecurity or in those of any of our third-party service providers could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information and systems, or damage to our business relationships or reputation, all of which could negatively impact our business and results of operations. There can be no assurance that the Company’s third-party vendors’ and service providers’ cybersecurity risk management processes, including their policies, controls or procedures, will be fully implemented, complied with or effective in protecting the Company’s systems and information.

Item 2. Description of Property.

Microbot’s U.S.-based employees currently either work remotely or at leased premises in the suburbs of Boston, Massachusetts of approximately 300 square feet. Microbot also occupies facilities in premises of approximately 6,975 square feet at 6 Hayozma St., Yokneam, P.O.B. 242, Israel. This facility is expected to provide the space and infrastructure necessary to accommodate its development work based on its current operating plan. Microbot does not own any real property.

Item 3. Legal Proceedings.

Please see “PART I-Item 1. Description of Business-Recent Developments-Settlement of Lawsuit.”

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

As of March 25, 2024, there were approximately 97 holders of record of our common stock, and the closing price of our common stock as reported on the NASDAQ Capital Market was $1.17.

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

Equity Compensation Plan Information Table

The following table provides information about shares of our common stock that may be issued upon the exercise of options under all of our existing compensation plans as of December 31, 2023.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Plan Category
Equity compensation plans approved by security holders:
2017 Equity Incentive Plan	492,133	$10.48	131,585
2020 Omnibus Performance Award Plan	1,463,806	$4.14	556,846
Equity compensation plans not approved by security holders:
Microbot Israel Employee Stock Option Plan(1)	61,577	$0.01	-
Stock Options (2)	77, 846	$4.20	-
Total	2,095,362		688,431

(1)	Such options were originally issued by Microbot Israel under its Employee Stock Option Plan and represented the right to purchase an aggregate of 500,000 shares of Microbot Israel’s ordinary shares. As of the effective time of the Merger, such options were retroactively adjusted to reflect the Merger and now represent the right to purchase shares of our common stock.
(2)	Such options were originally issued by Microbot Israel to MEDX Ventures Group LLC, of which Mr. Gadot is the Chief Executive Officer, Company Group Chairman and majority equity owner, and represented the right to purchase an aggregate of 486,263 of Microbot Israel’s ordinary shares. As of the effective time of the Merger, such options were retroactively adjusted to reflect the Merger and now represent the right to purchase shares of our common stock.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

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

Overview

Microbot is a preclinical medical device company specializing in the research, design and development of next generation robotic endoluminal surgery devices targeting the minimally invasive surgery space. Microbot is primarily focused on leveraging its robotic technologies with the goal of redefining surgical robotics while improving surgical outcomes for patients.

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

General and Administrative Expenses

General and administrative expenses consist primarily of the costs associated with management salaries and benefits, professional fees for accounting, auditing, consulting, legal services, and insurance expenses, net of insurance loss recoveries.

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

Contingencies

Management records and discloses legal contingencies in accordance with Accounting Standards Codification (“ASC”) Topic 450 Contingencies. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company monitors the stage of progress of its litigation matters to determine if any adjustments are required.

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

Results of Operations

Comparison of Years Ended December 31, 2023 and 2022

The following table sets forth the key components of Microbot’s results of operations for the years ended December 31, 2023 and 2022 (in thousands):

	For the Years Ended December 31,
	2023	2022	Change
Research and development expenses, net	$(5,724)	$(7,736)	$2,012
General and administrative expenses, net	(4,131)	(5,545)	1,414
Financing income, net	228	118	110
Loss on disposal of property and equipment	(2)	(5)	3
Loss on legal settlement, net	(1,111)	-	(1,111)

Research and Development Expenses, net. The decrease in research and development expenses of approximately $2.0 million in 2023 as compared to 2022 was primarily due to the Company’s cost reduction plan, which commenced in the second quarter of 2023. The cost reduction plan involved cutting expenses by, among other things, implementing employee terminations, reducing management salaries, eliminating bonus accruals and pausing independent directors’ payments. The Company also reduced costs by decreasing expenses related to subcontractors, advisory board members and patents. Additionally, in comparison to the same period in 2022, the Company incurred expenses in 2022 due to the development of the SCS technology, whereas in 2023, lower expenses were recorded for that project as it was suspended in October 2022 and later terminated. In 2023, government grants were deducted from research and development expenses as the applicable costs are incurred.

General and Administrative Expenses, net. The decrease in general and administrative expenses of approximately $1.4 million in 2023 as compared to 2022 was primarily due to a decrease in the Company’s directors and officers insurance premiums in 2023, combined with execution of the cost reduction plan as described above. Additionally, for the year ended 2023, the Company recorded lower share-based compensation expenses compared to the comparable period in 2022, due to older options becoming fully vested. In 2023, insurance loss recoveries reduced the Company’s general and administrative expenses.

Financing Income, net. Financing income for the year ended December 31, 2023 included income from interest, net, totaling $283,000 and was partially offset by exchange rate losses of $55,000, compared to 2022, which consisted of income from interest, net, totaling $54,000, combined with exchange rate gains of $64,000.

Loss on legal settlement, net. Loss on legal settlement, net for the year ended December 31, 2023 is related to the January 2024 issuance of restricted shares of our common stock to settle the Lawsuit pursuant to the Settlement Agreement. See “Part I–Recent Developments–Settlement of Lawsuit.

Liquidity and Capital Resources

To date, Microbot has not generated revenues from operations. Microbot has incurred losses since inception and negative cash flows from operating activities for all periods presented. As of December 31, 2023, Microbot had a net working capital of approximately $4.1 million, consisting primarily of cash and cash equivalents and marketable securities. This compares to net working capital of approximately $6.7 million as of December 31, 2022. Microbot anticipates that it will continue to incur net losses for the foreseeable future as it continues research and development efforts of its primary product candidate and continues to incur costs associated with being a public company.

Microbot has funded its operations through the issuance of capital stock, grants from the Israeli Innovation Authority, and convertible debt. Since inception (November 2010) through December 31, 2023, Microbot has raised cash proceeds of approximately $66.0 million and incurred a total cumulative loss of approximately $79.5 million.

Microbot Israel obtained from the Israeli Innovation Authority (“IIA”) grants for participation in research and development for the years 2013 through December 31, 2023 in the total amount of approximately $1.8 million. This amount includes amounts received in 2023 of approximately $304,000, which are a portion of an additional grant from the IIA in the amount of approximately NIS 1.6 million (approximately $447,000) approved by the IIA on June 1, 2023, to further finance the development of the manufacturing process of the LIBERTY® Endovascular Robotic Surgical System. On January 4, 2018, Microbot Israel entered into an agreement with CardioSert to acquire certain of its patent-protected technology, which we expect to return shortly. CardioSert received grants from the IIA in the aggregate amount of approximately $530,000 and Microbot Israel took over the liability to repay such grants, although we expect that we will cease to have any obligations under the CardioSert grants once that technology is returned. On October 6, 2022, Microbot Israel entered into an agreement with Nitiloop Ltd. to acquire substantially all of its assets. Nitiloop received grants from the IIA in the aggregate amount of approximately $925,000 and Microbot Israel took over the liability to repay such grants.

Microbot Israel is obligated to pay royalties amounting to 3%-5% of its future sales up to the amount of the grants. The grants are linked to the exchange rate of the dollar to the New Israeli Shekel and bears interest at an annual rate of SOFR, a benchmark interest rate which replaced LIBOR. Under the terms of the grants and applicable law, Microbot is restricted from transferring any technologies, know-how, manufacturing or manufacturing rights developed using the grant outside of Israel without the prior approval of the Israel Innovation Authority. Microbot has no obligation to repay the grants, if the applicable project fails, is unsuccessful or aborted before any sales are generated; accordingly, as we have discontinued the CardioSert program and are returning the technology to CardioSert, we do not expect to repay, or have the obligation to repay, the grants relating to that technology. The financial risk is assumed completely by the IIA.

On March 2, 2023, the Company announced that it received approval for a grant from the Ministry of Economy in the amount of approximately NIS 300,000, which based on an exchange rate on such date of NIS 1.00 = $0.2923, would be approximately $88,000, to further finance the marketing activities of the LIBERTY® Endovascular Robotic Surgical System in the U.S. market.

In relation to the Ministry of Economy grant, the Company is obligated to pay royalties amounting to 3% of future sales of the LIBERTY® Endovascular Robotic Surgical System up to the grant amount plus interest.

During the second fiscal quarter of 2023, Microbot commenced a core-business focus program and a cost reduction plan while it sought to raise sufficient additional capital to continue development of the LIBERTY® Endovascular Robotic Surgical System. In May and June 2023, Microbot raised aggregate gross proceeds of approximately $7.6 million, before fees and expenses of approximately $1.1 million, from investors, to continue to fund its operations and research and development activities and will need additional funds to continue the FDA approval process for the LIBERTY® Endovascular Robotic Surgical System. We also raised approximately $2.7 million in gross proceeds from financing activities in January 2024. To the extent available, Microbot intends to raise capital through future public and private issuances of debt and/or equity securities. The capital raises from issuances of convertible debt and equity securities could result in additional dilution to Microbot’s shareholders. In addition, to the extent Microbot determines to incur additional indebtedness, Microbot’s incurrence of additional debt could result in debt service obligations and operating and financing covenants that would restrict its operations. Microbot can provide no assurance that financing will be available in the amounts it needs, at the times it needs it or on terms acceptable to it, if at all.

Management believes we have sufficient funds for our operations for less than one year. As a result of the foregoing and our current cash position, these conditions raise substantial doubt about Microbot’s ability to continue as a going concern, which could adversely affect our ability to raise capital, expand our business and develop our planned products. The accompanying consolidated annual financial statements do not include any adjustments to reflect the possible future effects on recoverability and reclassification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Cash Flows

The following table provides a summary of the net cash flow activity for each of the periods presented (in thousands):

	For the Years Ended December 31,
	2023	2022
Net cash flows from operating activities	$(8,533)	$(11,549)
Net cash flows from investing activities	1,973	(3,836)
Net cash flows from financing activities	6,558	4,324
Net decrease in cash, cash equivalents and restricted cash	$(2)	$(11,061)

The decrease in 2023 of cash flows used in operating activities compared to 2022 was primarily from a decrease in research and development expenses relating to the LIBERTY® Endovascular Robotic Surgical System in 2023 as a result of the Company’s May 2023 cost reduction plan and core-business focus program.

Net cash flows from investing activities increased in 2023 compared to 2022 by approximately $5.8 million, primarily from the net purchases of marketable securities in 2022.

Net cash flows from financing activities increased in 2023 by approximately $2.2 million due to increased issuances of common stock and warrants in 2023.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Microbot’s cash and cash equivalents as of December 31, 2023 consisted of readily available checking and money market funds. Microbot’s primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in Microbot’s portfolio, a sudden change in market interest rates would not be expected to have a material impact on Microbot’s financial condition and/or results of operations. Microbot does not believe that its cash or cash equivalents have significant risk of default or illiquidity. While Microbot believes its cash and cash equivalents do not contain excessive risk, Microbot cannot provide absolute assurance that in the future its investments will not be subject to adverse changes in market value. In addition, Microbot maintains significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

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

Effects of Inflation

Inflation generally affects Microbot by increasing its research and development expenses. Microbot does not believe that inflation and changing prices had a significant impact on its results of operations for any periods presented herein, but may have a significant, adverse impact in 2024.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements and supplementary data required by this item are included in this Annual Report on Form 10-K immediately following Part IV and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2023. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the management of the Company, have determined that as of December 31, 2023, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a - 15(f) of the Exchange Act). There are inherent limitations to the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. We have assessed the effectiveness of our internal controls over financial reporting (as defined in Rule 13a -15(f) of the Exchange Act) as of December 31, 2023, and have concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Board of Directors

We currently have seven directors serving on our Board. The following table lists the names, ages and positions of the individuals who serve as directors of the Company, as of March 25, 2024:

Name	Age	Position
Harel Gadot	52	President, Chief Executive Officer and Chairman of the Board of Directors
Yoseph Bornstein(1)(3)	65	Director
Scott Burell(1)(2)	59	Director
Martin Madden(1)(3)	63	Director
Prattipati Laxminarain(2)	66	Director
Aileen Stockburger(3)	61	Director
Tal Wenderow(2)	49	Director

(1)	Member of Audit Committee.
(2)	Member of Corporate Governance Committee.
(3)	Member of Compensation Committee.

We have a classified Board, with each of our directors serving a staggered three-year term. The following table shows the current composition of the three classes of our Board:

Class I Directors (term scheduled to expire in 2025):

Harel Gadot
Martin Madden
Tal Wenderow

Class II Directors (term scheduled to expire in 2026):

Scott Burell
Aileen Stockburger

Class III Directors (term scheduled to expire in 2024):

Yoseph Bornstein
Prattipati Laxminarain

Harel Gadot, became President, Chief Executive Officer and Chairman of the Company’s Board following the consummation of the Merger. Mr. Gadot is a co-founder of Microbot Israel and has served as Microbot Israel’s Chief Executive Officer since Microbot Israel was founded in November 2010. He has been the Chairman of Microbot Israel’s board of directors since July 2014. He also served as a director until January 2024 of XACT Robotics Ltd., an Israel-based private company that recently ceased operations and is in insolvency proceedings in Israel, and was its Chairman from August 2013 until September 2023. Mr. Gadot serves as Chairman of MEDX Xelerator L.P., a medical device and digital health Israeli incubator, since July 2016. From December 2007 to April 2010 Mr. Gadot was a Worldwide Group Marketing Director at Ethicon Inc., a Johnson and Johnson Company, where he was responsible for the global strategic marketing of the Company. Mr. Gadot also held management positions, as well as leading regional strategic position for Europe, Middle-East and Africa, as well as In Israel, while at Johnson and Johnson. Mr. Gadot served as director for ConTIPI Ltd. from August 2010 until November 2013 when ConTIPI Ltd. was acquired by Kimberly-Clark Corporation. Mr. Gadot holds a B.Sc. in Business from Siena College, Loudonville NY, and an M.B.A. from the University of Manchester, UK. The Company believes that Mr. Gadot is qualified to serve as Chairman of the Board and as President and Chief Executive Officer of the Company due to his extensive experience in strategic marketing and general management in the medical device industry.

Yoseph Bornstein, became a director of the Company following the Merger. Mr. Bornstein is a co-founder of Microbot Israel and has been a member of the Board of Directors since Microbot Israel was founded in November 2010. Mr. Bornstein founded Shizim Ltd., a life science holding group in October 2000 and has served as its CEO and director since then. Mr. Bornstein is the Chairman of, and through Shizim owns a stake in: GCP Clinical Studies Ltd., a provider of clinical research services and educational programs in Israel since January 2002; Biotis Ltd., a service company for the bio-pharmaceutical industry, since June 2000; Dolphin Medical Ltd., which supplies the medical device industry, since April 2012, and LSA - Life Science Accelerator Ltd., since 2000. He is the Chairman of ASIS Enterprises B.B.G. Ltd., a business development company focusing on creating business ties between Israeli and Japanese entities, since August 2007. Mr. Bornstein is a co-founder and until January 2024 was a director of XACT Robotics, an Israel-based private company that recently ceased operations and is in insolvency proceedings in Israel. In October 1992, Mr. Bornstein founded Pharmateam Ltd., an Israeli company that specialized in representing international pharmaceutical companies which was sold in 2000. Mr. Bornstein is also a founder of a number of other privately held life-science companies. Mr. Bornstein served as the Biotechnology Committee Chairman of the United States-Israel Science & Technology Commission (the “USISTC”) from September 2002 to February 2005 as well as a consultant for USISTC from September 2002 to February 2005. He is also the founder of ILSI-Israel Life Science Industry Organization (who was integrated into IATI) and ITTN-Israel Tech Transfer Organization. He founded in July 2014 ShizimXL Ltd., an international medical device innovation center, and founded in January 2020 ShizimVS Ltd., a digital health innovation center. Mr. Bornstein is an external director in Can-fite BioPharma Ltd. (Nasdaq:CANF). At the time of his last nomination and election in 2022, the Company believed that Mr. Bornstein was qualified to serve as a member of the Board due to his extensive experience in, and knowledge of, the life sciences industry and international business.

Scott R. Burell, became a director of the Company in November 2016. Since August 2018, Mr. Burell has been the Chief Financial Officer and Secretary of AIVITA Biomedical, Inc., an Irvine California-based immuno-oncology company focused on the advancement of commercial and clinical-stage programs utilizing curative and regenerative medicines. From November 2006 until its sale to Invitae Corp. (NASDAQ: NVTA) in November 2017, he was the Chief Financial Officer, Secretary and Treasurer of CombiMatrix Corporation (NASDAQ: CBMX), a family health-focused clinical molecular diagnostic laboratory specializing in pre-implantation genetic screening, prenatal diagnosis, miscarriage analysis, and pediatric developmental disorders. He successfully led the split-off of CombiMatrix in 2007 from its former parent, has led several successful public and private debt and equity financing transactions as well as CombiMatrix’s reorganization in 2010. Prior to this, Mr. Burell had served as CombiMatrix’s Vice President of Finance since November 2001 and as its Controller from February 2001 to November 2001. From May 1999 to first joining CombiMatrix in February 2001, Mr. Burell was the Controller for Network Commerce, Inc. (NASDAQ: SPNW), a publicly traded technology and information infrastructure company located in Seattle. Prior to this, Mr. Burell spent nine years with Arthur Andersen’s Audit and Business Advisory practice in Seattle. During his tenure in public accounting, Mr. Burell worked with many clients, both public and private, in the high-tech and healthcare markets, and was involved in numerous public offerings, spin-offs, mergers and acquisitions. Mr. Burell obtained his Washington state CPA license in 1992 and is a certified public accountant (currently inactive). He holds Bachelor of Science degrees in Accounting and Business Finance from Central Washington University. The Company believes Mr. Burell’s qualifications to serve on the Board include his experience as an executive of a public life sciences company and knowledge of financial accounting in the medical technology field.

Martin Madden, has been a director of the Company since February 6, 2017. Mr. Madden has held various positions at Johnson & Johnson and its affiliates from 1986 to January 2017, most recently as Vice President, Research & Development of DePuy Synthes, a Johnson & Johnson Company, from February 2016 to January 2017. Prior to that, from July 2015 to February 2016, Mr. Madden was the Vice President, New Product Development of Johnson & Johnson Medical Devices. From January 2012 to July 2015, Mr. Madden was the Vice President, Research & Development of Johnson & Johnson’s Global Surgery Group. During his thirty-year tenure with Johnson & Johnson’s Medical Device organization, he was an innovator and research leader for nearly every medical device business including Cardiology, Electrophysiology, Peripheral Vascular Surgery, General and Colorectal Surgery, Aesthetics, Orthopaedics, Sports Medicine, Spine, and Trauma. As an executive of Johnson & Johnson, Mr. Madden served on the management boards of Johnson & Johnson’s Global Surgery Group, Ethicon, Ethicon Endo-Surgery, DePuy-Synthes, and Cordis, with responsibility for research and development - inclusive of organic and licensed/acquired technology. He was also Chairman of J&J’s Medical Device Research Council, with responsibility for talent strategy and technology acceleration. Mr. Madden serves on the Board of Directors of Novocure (NASDAQ: NVCR), a global oncology company, and is an advisor to numerous medical device start-ups. Mr. Madden holds a MBA from Columbia University, a M.S. from Carnegie Mellon University in Mechanical Engineering, and a B.S. from the University of Dayton in Mechanical Engineering. The Company believes that Mr. Madden is qualified to serve as a member of the Board due to his extensive experience in research and development, portfolio planning, technology assessment and assimilation, and project management and budgeting.

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

Aileen Stockburger was appointed by the Board on March 26, 2020 to fill a vacancy on the Board and to serve as a Class II director of the Company, with a term commencing on April 1, 2020. Since February 2018, Ms. Stockburger has provided M&A consulting and advisory services through Aileen Stockburger LLC. Prior to that, from 1989 through January 2018, Ms. Stockburger held various positions in Johnson & Johnson, most recently as Vice President, Worldwide Business Development & Strategic Planning for the DePuy Synthes Group of Johnson & Johnson, and as a member of its Worldwide Board and Group Operating Committee, from 2010-2018. In that role, she oversaw the group’s merger and acquisition activities, including deal structuring, negotiations, contract design and review, and deal terms. Before joining Johnson & Johnson, Ms. Stockburger spent several years at PriceWaterhouseCoopers, and earned her CPA certification. She is also the Chair of Next Science Limited (ASX: NXS), a medical technology company headquartered in Sydney, Australia, with a primary focus in the development and continued commercialization of its proprietary technology to reduce the impact of biofilm based infections in human health. She also serve on the Audit Committee and the People, Culture and Remuneration Committee of the Board of Directors of Next Science Limited. Ms. Stockburger received her MBA and BS from The Wharton School, University of Pennsylvania. The Company believes that Ms. Stockburger is qualified as a Board member of the Company because of her extensive experience in strategizing, managing and closing sizable, complex worldwide mergers and acquisitions, licensing agreements and divestitures, as well as her expertise in business development, strategic planning and finance.

Tal Wenderow was appointed by the Board on July 29, 2020 to fill a vacancy on the Board and to serve as a Class I director of the Company, with a term commencing on August 1, 2020. Since September 2021, Mr. Wenderow serves as the Venture Partner at Genesis MedTech, a global medical device company. Previously, from February 2019, Mr. Wenderow served as the President and CEO of Vocalis Health Inc., an AI healthtech company pioneering the development of vocal biomarkers. Previously, Mr. Wenderow co-founded Corindus Vascular Robotics in 2002, which was a New York Stock Exchange-listed company upon its acquisition by Siemens Healthineers in 2019. Mr. Wenderow held various positions at Corindus from founder, Chief Executive Officer and director at inception, Executive Vice President Product & Business Development to his most recent role as Executive Vice President of International & Business Development. Mr. Wenderow received a B.Sc. in Mechanical Engineering at the Technion - Israel Institute of Technology, Haifa, Israel. The Company believes that Mr. Wenderow is qualified as a Board member of the Company because of his extensive knowledge of the medical robotics space with specific focus on interventional procedures, as well as his medical devices start up experience.

Executive Officers

Following are the name, age and other information for our executive officers, as of March 25, 2024. All company officers have been appointed to serve until their successors are elected and qualified or until their earlier resignation or removal. Information regarding Harel Gadot, our Chairman, President and Chief Executive Officer, is set forth above under “Board of Directors.”

Name	Age	Position
Harel Gadot	52	President, Chief Executive Officer and Chairman of the Board of Directors
Rachel Vaknin	45	Chief Financial Officer
Simon Sharon	64	Chief Technology Officer and General Manager, Microbot Israel
Juan Diaz-Cartelle	48	Chief Medical Officer

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

Simon Sharon, has served as the Company’s Chief Technology Officer since April 2018 and as the General Manager of Microbot Israel since April 2021. From August 2016 to March 2018, Mr. Sharon served as the Chief Technology Officer at MEDX Xelerator, an Israel-based medical device and digital health incubator. He was also a director until January 2024 of XACT Robotics Ltd., an Israel-based private company that recently ceased operations and is in insolvency proceedings in Israel. Mr. Harel Gadot, the Company’s President, CEO and Chairman, is the Chairman of MEDX Xelerator. Prior to this, Mr. Sharon held the position of Chief Operating Officer at Microbot Israel before it became a publicly traded company from February 2013 to August 2016. Prior to joining Microbot Israel, Mr. Sharon was the Vice President of Research & Development with IceCure Medical, a TASE traded company developing a portfolio of cryogenic ablation systems. Prior to IceCure, he held roles of increasing responsibility at Rockwell Automation-Anorad Israel Ltd., a leading linear motor-based, precision positioning equipment manufacturer. Prior to Rockwell, Mr. Sharon was the Research & Development Manager at Disc-O-Tech Medical Technologies Ltd., a private orthopedic venture that was acquired by Kyphon (currently part of Medtronic), and before this was the Research & Development Manager at CI Systems, a worldwide supplier of a wide range of electro-optical test and measurement equipment.

Dr. Juan Diaz-Cartelle, has served as the Company’s Chief Medical Officer since December 1, 2023. As CMO, Dr. Diaz-Cartelle will lead the development and execution of the clinical strategy of the Company, including its planned clinical trials for the LIBERTY® Endovascular Robotic Surgical System in the U.S., the medical affairs activity, and will be an integral part of the team leading its regulatory process with the FDA and commercial efforts. Most recently, from May 2022 to November 2023, Dr. Diaz-Cartelle served as the Executive Medical Director at Haemonetics Corporation (NYSE: HAE), where he advised that company on new investments in the cardiovascular space, among other responsibilities. Prior to that, from June 2008 to May 2022, Dr. Diaz-Cartelle served as the Senior Medical Director for the Peripheral Interventional Division (Endovascular and Interventional Oncology) at Boston Scientific Corporation (NYSE: BSX), where he played a pivotal part in the development of global clinical strategy and study oversight, supporting commercial activities and future pipeline development. Dr. Diaz-Cartelle obtained his medical degree at the University of Navarra (Spain) and completed his specialty as Angiologist and Vascular Surgeon at Hospital General Universitario Gregorio Maranon in Madrid (Spain).

Committees of the Board of Directors

Presently, the Board has three standing committees - the Audit Committee, the Compensation and Stock Option Committee (the “Compensation Committee”), and the Corporate Governance and Nominating Committee (the “Corporate Governance Committee”). All members of the Audit Committee, the Compensation Committee, and the Corporate Governance Committee are, and are required by the charters of the respective committees to be, independent as determined under Nasdaq Listing rules.

Audit Committee

The Audit Committee is composed of Messrs. Burell, Madden and Bornstein. Each of the members of the Audit Committee is independent, and the Board has determined that Mr. Burell is an “audit committee financial expert,” as defined in SEC rules. The Audit Committee acts pursuant to a written charter which is available through our website at www.microbotmedical.com. The Audit Committee held four meetings during the fiscal year ended December 31, 2023.

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

Compensation Committee

The Compensation Committee is composed of Messrs. Madden (Chairman), Bornstein and Stockburger. Each of the members of the Compensation Committee is independent. The Compensation Committee acts pursuant to a written charter which is available through our website at www.microbotmedical.com. The Compensation Committee held two meetings during the fiscal year ended December 31, 2023 and acted by unanimous written consent three times.

The Compensation Committee acts pursuant to a written charter. The Compensation Committee makes recommendations to the Board of Directors and management concerning salaries in general, determines executive compensation and approves incentive compensation for employees and consultants.

Corporate Governance Committee

The Corporate Governance Committee is composed of Messrs. Laxminarain, Burell and Wenderow. Each of the members of the Corporate Governance Committee is independent. The Corporate Governance Committee acts pursuant to a written charter which is available through our website at www.microbotmedical.com. The Corporate Governance Committee acted by unanimous written consent one time during the fiscal year ended December 31, 2023.

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

Code of Business Conduct and Ethics and Compensation Recovery

We have adopted a Code of Ethics and Conduct that applies to all of our directors, officers, employees, and consultants. A copy of our code of ethics is posted on our website at www.microbotmedical.com. We intend to disclose any substantive amendment or waivers to this code on our website. There were no substantive amendments or waivers to this code in 2023.

In the fourth quarter of 2023, the Company adopted a clawback policy which implements the incentive-based compensation recovery provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 as required under the listing standards of Nasdaq, and requires recovery of incentive-based compensation received by current or former executive officers during the three fiscal years preceding the date it is determined that the Company is required to prepare an accounting restatement.

Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC reports of ownership of our securities and changes in reported ownership. Executive officers, directors and greater than 10% beneficial owners are required by SEC rules to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of the copies of such forms furnished to us, or written representations from the reporting persons that no Form 5 was required, we believe that, during the fiscal year ended December 31, 2023, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners have been met.

Item 11. Executive Compensation.

The following table sets forth information regarding each element of compensation that was paid or awarded to the named executive officers of the Company for the periods indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)

Harel Gadot	2023	372,521	386,000	(2)	-	470,302	-	55,300	(3)	1,284,123
CEO, President & Chairman	2022	514,049	300,000	(5)	-	971,217	-	52,900	(4)	1,838,166

Simon Sharon	2023	195,901	87,022	(2)	-	88,418	-	98,589	(6)	469,930
CTO and GM	2022	255,621	89,721	(5)	-	65,114	-	115,874	(6)	526,330

Eyal Morag	2023	146,403	82,878	(2)	-	101,356	-	181,235	(8)	511,872
CMO (7)	2022	284,024	89,164	(5)	-	90,836	-	137,245	(8)	601,269

Rachel Vaknin	2023	139,601	27,626	(2)	-	76,533	-	45,743	(9)	289,503
CFO	2022	142,012	-		-	45,263	-	47,372	(9)	234,647

(1)	Amounts shown do not reflect cash compensation actually received by the named executive officer. Instead, the amounts shown are the non-cash aggregate grant date fair values of stock option awards made during the periods presented as determined pursuant to ASC Topic 718 and excludes the effect of forfeiture assumptions. The assumptions used to calculate the fair value of stock option awards are set forth under Note 10 to the Consolidated Financial Statements of the Company for the fiscal year ended December 31, 2023 included in this Annual Report on Form 10-K.
(2)	Represents bonus for the 2022 fiscal year, which amount was actually paid in 2023.
(3)	All Other Compensation includes contributions to the named executive officer’s 401(k) Plan, and a yearly automobile allowance.
(5)	Represents bonus for the 2021 fiscal year, which amount was actually paid in 2022.
(6)	All Other Compensation includes contributions or payments to the named executive officer’s convalescence pay, pension fund, work disability insurance, severance fund, education fund, and social security, and yearly automobile allowance.
(7)	On August 29, 2023, Dr. Morag resigned from his position with the Company, effective November 29, 2023.
(8)	All Other Compensation includes contributions or payments to the named executive officer’s convalescence pay, pension fund, work disability insurance, severance fund, education fund, and social security. It also includes a yearly automobile allowance and, for the 2023 fiscal year, payments for accrued vacation days upon termination of employment.
(9)	All Other Compensation includes contributions or payments to the named executive officer’s convalescence pay, pension fund, work disability insurance, severance fund, education fund, and social security.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the named executive officers as of the end of the fiscal year ended December 31, 2023.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market value of Shares of Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

Harel Gadot	77,846	-	$4.20	1/01/2025	-	-	-	-
	120,847	-	15.75	9/14/2027	-	-	-	-
	166,666	-	9.64	2/25/2030	-	-	-	-
	190,000	-	8.48	02/01/2031	-	-	-	-
	62,500	37,500	6.48	01/26/2032	-	-	-	-
	64,000	96,000	3.73	12/21/2032	-	-	-	-
	-	80,000	2.43	08/01/2033	-	-	-	-

Simon Sharon	10,000	-	9.00	08/13/2028	-	-	-	-
	14,170	-	5.95	08/12/2029	-	-	-	-
	15,625	9,375	6.48	01/26/2032	-	-	-	-
	11,375	23,625	3.48	12/21/2032	-	-	-	-
	-	17,500	2.43	08/01/2033	-	-	-	-

Rachel Vaknin	12,500	7,500	6.48	01/26/2032	-	-	-	-
	4,750	5,250	4.80	07/18/2032	-	-	-	-
	5,200	7,800	3.73	12/21/2032	-	-	-	-
	-	17,500	2.43	08/01/2033	-	-	-	-

Eyal Morag	25,000	-	6.16	02/29/2024	-	-	-	-
	15,625	-	6.48	02/29/2024	-	-	-	-

Executive Employment Agreements

Harel Gadot Employment Agreement

The Company entered into an employment agreement (the “Gadot Agreement”) with Harel Gadot on November 28, 2016, to serve as the Company’s Chairman of the Board of Directors and Chief Executive Officer, on an indefinite basis subject to the termination provisions described in the Agreement. The Gadot Agreement was amended most recently on January 26, 2022, with a subsequent annual salary increase on December 21, 2022. Mr. Gadot’s annual base salary for 2023 was $530,450; however, as a result of the Company’s May 2023 cost reduction plan, Mr. Gadot agreed to a 50% reduction of his base salary, with reinstatement of his full base salary effective as of January 1, 2024. The salary is reviewed on an annual basis by the Compensation Committee of the Company to determine potential increases taking into account such performance metrics and criteria as established by Mr. Gadot and the Company.

Effective as of January 26, 2022, Mr. Gadot shall also be entitled to receive a target annual cash bonus of up to a maximum amount of 75% of base salary. For the 2023 fiscal year, Mr. Gadot received (a) a cash bonus of $298,377, payable (i) 50% ($149,188.50) in the event we raise at least $3.0 million in new money by June 30, 2024 and (ii) 50% ($149,188.50) in the event we raise at least $6 million in new money by September 30, 2024 (cumulative, so if $3.0 million is not raised by June 30, 2024 but the full $6.0 million is raised by September 30, 2024, the full amount is payable) and (b) a bonus in the form of 79,567 stock options.

Mr. Gadot shall be further entitled to a monthly automobile allowance and tax gross up on such allowance of $1,150. Upon execution of the Gadot Agreement, he was granted options to purchase shares of common stock of the Company representing 5% of the issued and outstanding shares of the Company. Since then, the Compensation Committee of the Board of Directors considers the granting to Mr. Gadot of additional compensatory options on an annual basis. Most recently, in August 2023, the Company granted Mr. Gadot 80,000 options, and in February 2024, the Company granted Mr. Gadot an aggregate of 240,000 options (exclusive of the bonus options described above).

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

Rachel Vaknin Employment Agreement

The Company entered into an employment agreement (the “Vaknin Agreement”), dated November 22, 2021, with Ms. Vaknin, amended as of May 15, 2023 (the “Vaknin Addendum”), to serve as the Company’s Chief Financial Officer, on an indefinite basis subject to the termination provisions described in the Vaknin Agreement. The salary is reviewed on an annual basis by the Compensation Committee of the Company to determine potential increases taking into account such performance metrics and criteria as established by the Company. Ms. Vaknin was to receive an annual base salary in 2023 of $170,000; however, as a result of the Company’s May 2023 cost reduction plan and the Vaknin Addendum, Ms. Vaknin’s gross monthly salary was decreased to a gross amount of NIS 35,000 and social and fringe benefits due to Ms. Vaknin were calculated based upon the updated salary, excluding sick days and vacation days which continued to be accumulated per her existing Agreement. The reinstatement of her full base salary was effective as of November 1, 2023.

Ms. Vaknin shall also be entitled to receive a target annual cash bonus, based on certain milestones, of up to a maximum amount of 35% (increased from 25% in February 2024) of her annual salary. For the 2023 fiscal year, Ms. Vaknin received a cash bonus of 150,000 NIS (approximately $41,000), payable 50% immediately and 50% payable in the event we raise at least $3.0 million in new money by September 30, 2024.

Ms. Vaknin shall be further entitled to a monthly automobile allowance not to exceed NIS 1,000 per month plus expenses and applicable taxes, and originally was granted options to purchase 20,000 shares of common stock of the Company based on vesting and other terms set forth in the Vaknin Agreement. Since then, the Compensation Committee of the Board of Directors considers the granting to Ms. Vaknin of additional compensatory options on an annual basis. Most recently, in August 2023, the Company granted Ms. Vaknin 17,500 options and in February 2024, the Company granted Ms. Vaknin an aggregate of 52,500 options.

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

Simon Sharon Employment Agreement

The Company entered into an employment agreement, dated as of March 31, 2018 and amended pursuant to a First Amendment to Employment Agreement dated as of April 19, 2021 (as so amended, the “Sharon Agreement”), as further amended as of May 15, 2023 (the “Sharon Addendum”), with Mr. Sharon, to serve as the Company’s Chief Technology Officer and the General Manager of Microbot Israel, on an indefinite basis subject to the termination provisions described in the Sharon Agreement.

The salary is reviewed on an annual basis by the Compensation Committee of the Company to determine potential increases taking into account such performance metrics and criteria as established by the Company.

Pursuant to the terms of the Sharon Agreement, Mr. Sharon was to have received in 2023 a combined base salary and overtime payment of NIS 74,160 per month. For 2023, as a result of the Company’s May 2023 cost reduction plan and the Sharon Addendum, Mr. Sharon’s gross monthly salary was decreased to a gross amount of NIS 44,496 and social and fringe benefits due to Mr. Sharon were calculated based upon the updated salary, excluding sick days and vacation days which continued to be accumulated per the Sharon Agreement. The reinstatement of his full base salary was effective as of November 1, 2023.

Mr. Sharon is also entitled to receive an annual cash bonus of up to 35% of the annual combined salary and overtime payment, based on certain performance factors established and assessed by the Compensation Committee of the Board of Directors of the Company. For the 2023 fiscal year, Mr. Sharon received a cash bonus of 311,472 NIS (approximately $85,000), payable 50% immediately and 50% payable in the event we raise at least $3.0 million in new money by September 30, 2024.

Mr. Sharon shall be further entitled to a monthly automobile allowance plus a tax gross up to cover taxes relating to the grant of such motor vehicle, and pursuant to the Sharon Agreement was initially granted options in 2018 to purchase 150,000 shares (pre-stock split) of common stock of the Company. Since then, the Compensation Committee of the Board of Directors considers the granting to Mr. Sharon of additional compensatory options on an annual basis. Most recently, in August 2023, the Company granted Mr. Sharon 17,500 options and in February 2024, the Company granted Mr. Sharon an aggregate of 52,500 options.

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

Juan Diaz-Cartelle Employment Agreement

We entered into an employment agreement (the “Diaz-Cartelle Agreement”), effective as of December 1, 2023, with Dr. Diaz-Cartelle, to serve as Chief Medical Officer on an indefinite basis subject to the termination provisions described in the Diaz-Cartelle Agreement. Pursuant to the terms of the Agreement, Dr. Diaz-Cartelle shall receive an annual base salary of $350,000, which shall be reviewed on an annual basis by the Company’s Compensation Committee, which may provide for increases as it may determine, taking into account such performance metrics and criteria of Dr. Diaz-Cartelle and the Company in its sole discretion.

Dr. Diaz-Cartelle shall also be entitled to receive a target annual cash bonus, based on corporate performance factors established and assessed by the Compensation Committee, of up to a maximum amount of 30% of his annual base salary.

Dr. Diaz-Cartelle was granted 10-year options to purchase 25,000 shares of common stock of the Company pursuant to the Company’s 2020 Omnibus Performance Award Plan, as amended, having an exercise price per share based on the closing price of the Company’s common stock on the date of grant, and which vests in total over three years. He shall also be entitled to receive additional incentive equity awards on an annual basis at the discretion of the Compensation Committee, and in February 2024, the Company granted Mr. Diaz-Cartelle an aggregate of 35,000 options.

Subject to the terms and conditions of the Agreement, either the Company or Dr. Diaz-Cartelle shall have the right to earlier terminate Dr. Diaz-Cartelle’s employment at any time for any reason or no reason upon at least one month prior written notice.

The Company may terminate the Agreement for “Cause” (as defined in the Diaz-Cartelle Agreement) at any time by written notice, subject to Dr. Diaz-Cartelle’s right to cure as provided in the Diaz-Cartelle Agreement. Upon Dr. Diaz-Cartelle’s termination of employment for Cause, or if Dr. Diaz-Cartelle shall terminate without Good Reason (as defined below), Dr. Diaz-Cartelle shall forfeit the right to receive any and all further payments under the Diaz-Cartelle Agreement, other than the right to receive any compensation then due and payable to him through to the date of termination.

Dr. Diaz-Cartelle may terminate the Agreement with “Good Reason” (as defined in the Diaz-Cartelle Agreement) at any time by written notice, subject to the Company’s right to cure as provided in the Diaz-Cartelle Agreement. In the event of the termination of Dr. Diaz-Cartelle’s employment by the Company without Cause or upon Dr. Diaz-Cartelle’s voluntary termination of his employment for Good Reason, (i) all amounts of base salary accrued but unpaid as of the termination date shall be paid by the Company within thirty days following the date of termination, (ii) an amount equal to the base salary on the date of termination for a period of one month (in the event such termination is on or prior to the one year anniversary of the Diaz-Cartelle Agreement) or two months (in the event such termination is subsequent to the one year anniversary of the Diaz-Cartelle Agreement) shall be paid by the Company in twelve equal monthly installments, (iii) the dollar value of unused and accrued vacation days shall be paid by the Company; and (iv) applicable premiums (inclusive of premiums for his dependents) shall be paid by the Company pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1986, as amended, for twelve months from the date of termination for any benefits plan sponsored by the Company.

The Company may terminate the Diaz-Cartelle Agreement as a result of any mental or physical disability or illness which results in (i) Dr. Diaz-Cartelle being unable to substantially perform his duties for a continuous period of 150 days or for periods aggregating 180 days within any period of 365 days or (ii) Dr. Diaz-Cartelle being subject to a permanent or indefinite inability to perform essential functions based on the reasonable opinion of a qualified medical provider chosen in good faith by the Company. Termination will be effective on the date designated by the Company, and Dr. Diaz-Cartelle will be paid any unpaid earned base salary, earned target bonus (if any), reimbursement of business expenses and accrued vacation, if any, and benefits through the date of termination.

The Diaz-Cartelle Agreement contains customary non-competition and non-solicit provisions pursuant to which Dr. Diaz-Cartelle agrees not to compete and solicit with the Company. Dr. Diaz-Cartelle also agreed to customary terms regarding non-disparagement, confidentiality and ownership of intellectual property.

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

Director Compensation

The Company adopted in January 2021 an amended compensation package for the non-management members of its Board, pursuant to which each such Board member would receive for his or her services $35,000 per year. Furthermore, each member of the Audit Committee of the Board receives an additional $10,000 per year ($20,000 if Chairman), each member of the Compensation Committee of the Board receives an additional $7,500 per year ($15,000 if Chairman) and each member of the Corporate Governance and Nominating Committee of the Board receives an additional $5,000 per year ($10,000 if Chairman). Board members are also entitled to receive equity awards. Upon joining the Board, a member would receive an initial grant of $190,000 of stock options (calculated as the product of the exercise price on the date of grant multiplied by the number of shares underlying the stock option award required to equal $190,000), with an additional grant of stock options each year thereafter, to purchase such number of shares of the Company’s common stock equal to $95,000, computed on a similar basis. As a result of the Company’s May 2023 cost reduction plan, the independent members of the Board agreed to a suspension of their quarterly director fees, with reinstatement of such fees effective as of January 1, 2024.

The following table summarizes cash and equity-based compensation information for our outside directors, for the year ended December 31, 2023:

Name	Fees earned or paid in cash	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Yoseph Bornstein	$13,125	-	$60,998	-	-	-	$74,123
Scott Burell	$15,000	-	$60,998	-	-	-	$75,998
Martin Madden	$15,000	-	$60,998	-	-	-	$75,998
Prattipati Laxminarain	$11,250	-	$60,998	-	-	-	$72,248
Aileen Stockburger	$10,625	-	$64,386	-	-	-	$75,011
Tal Wenderow	$10,000	-	$63,701	-	-	-	$73,701

(1)	Amounts shown do not reflect cash compensation actually received by the director. Instead, the amounts shown are the non-cash aggregate grant date fair values of stock option awards made during the period presented as determined pursuant to U.S. GAAP. The assumptions used to calculate the fair value of stock option awards are described in Note 10 to the Consolidated Financial Statements of the Company included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Mr. Gadot received compensation for his services to the Company as set forth under the summary compensation table above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number of shares of our common stock beneficially owned, as of March 25, 2024, by (i) each of our directors, (ii) each of our named executive officers, (iii) all of our current directors and executive officers as a group, and (iv) all those known by us to be a beneficial owner of more than 5% of the Company’s common stock. In general, “beneficial ownership” refers to shares that an individual or entity has the power to vote or dispose of, and any rights to acquire common stock that are currently exercisable or will become exercisable within 60 days of March 25, 2024. We calculated percentage ownership in accordance with the rules of the SEC. The percentage of common stock beneficially owned is based on 14,398,964 shares outstanding as of March 25, 2024. In addition, shares issuable pursuant to options or other convertible securities that may be acquired within 60 days of March 25, 2024 are deemed to be issued and outstanding and have been treated as outstanding in calculating and determining the beneficial ownership and percentage ownership of those persons possessing those securities, but not for any other persons.

This table is based on information supplied by each director, officer and principal stockholder of the Company. Except as indicated in footnotes to this table, the Company believes that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided by such stockholders. Unless otherwise indicated, the address for each director, executive officer and 5% or greater stockholders of the Company listed is: c/o Microbot Medical Inc., 288 Grove Street, Suite 388, Braintree, MA 02184.

Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Common Stock Beneficially Owned
Harel Gadot(1)	1,031,273	6.74%
Yoseph Bornstein(2)	292,854	2.03%
Scott Burell(3)	50,826	*
Martin Madden(3)	50,826	*
Prattipati Laxminarain(3)	50,826	*
Aileen Stockburger(3)	45,730	*
Simon Sharon(3)	83,357	*
Tal Wenderow(3)	44,139	*
Rachel Vaknin(3)	51,112	*
Juan Diaz-Cartelle(3)	-	-
Eyal Morag(3)	-	-
All current directors and executive officers as a group (10 persons)(4)	1,700,943	10.82%

* Less than 1%.

(1)	Includes (i) 136,847 shares of our common stock owned by MEDX Ventures Group LLC, (ii) 77,846 shares of our common stock issuable upon the exercise of options granted to MEDX Ventures Group LLC, and (iii) 816,580 shares of our common stock issuable upon the exercise of options granted to Mr. Gadot. Mr. Gadot is the Chief Executive Officer, Company Group Chairman and majority equity owner of MEDX Venture Group, LLC and thus may be deemed to share voting and investment power over the shares and options beneficially owned by this entity.
(2)	Represents (i) 242,028 shares of our common stock owned by LSA - Life Science Accelerator Ltd. and (ii) 50,826 shares of our common stock issuable to Mr. Bornstein upon exercise of options. Based on representations and other information made or provided to the Company by Mr. Bornstein, Mr. Bornstein is the CEO and Director of LSA - Life Science Accelerator Ltd. and of Shizim Ltd., and Mr. Bornstein is the majority equity owner of Shizim Ltd. Shizim Ltd. is the majority equity owner of LSA - Life Science Accelerator Ltd. Accordingly, Mr. Bornstein may be deemed to share voting and investment power over the shares beneficially owned by these entities and has an address of 16 Irus Street, Rosh-Ha’Ayin Israel 4858022.
(3)	Represents options to acquire shares of our common stock.
(4)	Includes shares of our common stock issuable upon the exercise of options as set forth in footnotes (1), (2) and (3).

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

The independent members of our Board are Messrs. Bornstein, Burell, Madden, Laxminarain and Wenderow, and Ms. Stockburger.

Item 14. Principal Accountant Fees and Services.

Audit and Tax Fees

The Board, upon the recommendation of the Audit Committee, has selected the independent accounting firm of Brightman Almagor Zohar & Co., a Firm in the Deloitte Global Network, to audit the accounts of the Company for the year ending December 31, 2023.

The Audit Committee considered the tax compliance services provided by Brightman Almagor Zohar & Co. and Deloitte Israel & Co., concluded that provision of such services is compatible with maintaining the independence of the independent accountants, and approved the provision by Brightman Almagor Zohar & Co. of tax compliance services with respect to the year ending December 31, 2023.

The Audit Committee received the following information concerning the fees of the independent accountants for the years ended December 31, 2023 and 2022, has considered whether the provision of these services is compatible with independence of the independent accountants, and concluded that it is:

	For the Years Ended December 31,
	2023	2022
Audit Fees (1)	$130,000	$120,000
Tax Fees	11,250	11,250
All Other Fees (2)	65,000	15,000

(1)	Audit fees represents fees for the audit of our annual consolidated financial statements and reviews of the interim consolidated financial statements, and review of audit-related SEC filings.
(2)	Includes fees related to issuing a comfort letter and Auditor consents, for Registration Statements on Forms S-1 and S-3.

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

(3) Exhibits:

The documents set forth below are filed herewith or incorporated by reference to the location indicated.

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger and Reorganization, dated as of August 15, 2016, by and among StemCells, Inc., C&RD Israel Ltd. and Microbot Medical Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 15, 2016).
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and filed on March 15, 2007).
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 29, 2016).
3.3	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 4, 2018).
3.4	Amended and Restated By-Laws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 3, 2016).
3.5	Certificate of Elimination (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 12, 2018).
3.6	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 11, 2019).
3.7	Amendment to Section 5 of the Amended and Restated By-Laws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 3, 2021).
4.1	Description of the Company’s Securities (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019).
4.2	Form of Series A Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 25, 2022)
4.3	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 25, 2022)
4.4	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 23, 2023)
4.5	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 24, 2023)
4.6	Form of Warrant Amendment Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 24, 2023)
4.7	Form of Series C Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 6, 2023)
4.8	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 6, 2023)
4.9	Form of Series D Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 28, 2023)
4.10	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 28, 2023)
4.11	Form of Inducement Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 2, 2024)
4.12	Form of Placement Agent Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 2, 2024)

10.1	Form of Indemnification Agreement, between the Company and each of its Directors and Officers (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 29, 2016).
10.2*	Employment Agreement with Harel Gadot (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 29, 2016).
10.3	License Agreement, dated June 20, 2012, by and between Technion Research and Development Foundation, and Microbot Medical Ltd. (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and filed on March 21, 2017).
10.4*	Form of Stock Option Agreement under the Microbot Medical Inc. 2017 Equity Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2017, filed on November 14, 2017).
10.5	Agreement, dated January 4, 2018, by and between CardioSert Ltd. and Microbot Medical Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 8, 2018).
10.6*	Employment Agreement with Dr. Eyal Morag (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on April 14, 2020).
10.7*	Microbot Medical Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement on Schedule 14A filed on August 11, 2017).
10.8*	Microbot Medical Inc. 2020 Omnibus Performance Award Plan (incorporated by reference to Exhibit A of the Company’s definitive Proxy Statement on Schedule 14A filed on July 31, 2020)
10.9*	Form of Restricted Stock Unit Award Agreement under the Microbot Medical Inc. 2020 Omnibus Performance Award Plan (incorporated by reference to Exhibit 4.2 of the registration Statement on Form S-8 of the Company filed on November 25, 2020)
10.10*	Form of NQO Award Agreement under the Microbot Medical Ltd. 2020 Omnibus Performance Award Plan (incorporated by reference to Exhibit 4.3 of the registration Statement on Form S-8 of the Company filed on November 25, 2020)
10.11*	Form of Restricted Stock Award Agreement under the Microbot Medical Ltd. 2020 Omnibus Performance Award Plan (incorporated by reference to Exhibit 4.4 of the registration Statement on Form S-8 of the Company filed on November 25, 2020)
10.12*	Form of SAR Award Agreement under the Microbot Medical Ltd. 2020 Omnibus Performance Award Plan (incorporated by reference to Exhibit 4.5 of the registration Statement on Form S-8 of the Company filed on November 25, 2020)
10.13*	Form of ISO Award Agreement under the Microbot Medical Ltd. 2020 Omnibus Performance Award Plan (incorporated by reference to Exhibit 4.6 of the registration Statement on Form S-8 of the Company filed on November 25, 2020)
10.14*	Employment Agreement, as of March 31, 2018, with Simon Sharon (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 7, 2021)
10.15*	First Amendment to Employment Agreement, dated as of April 19, 2021, with Simon Sharon (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 22, 2021)
10.16	At the Market Offering Agreement, dated June 10, 2021, by and between Microbot Medical Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 10, 2021)
10.17**	Strategic Collaboration Agreement for Technology Co-Development with Stryker Corporation, acting through its Neurovascular Division (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 27, 2021)
10.18	Asset Purchase Agreement with Nitiloop, Ltd. dated October 6, 2022 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 7, 2022)
10.19*	Employment Agreement with Rachel Vaknin (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 5, 2022)
10.20*	Second Amendment to Employment Agreement with Harel Gadot (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 1, 2022)
10.21	Letter Agreements dated March 18, 2021 between Microbot Medical Ltd. and Technion Research and Development Foundation Ltd. (incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2022, filed on March 31, 2023)
10.22	Form of Securities Purchase Agreement, dated as of October 21, 2022, by and among Microbot Medical Inc. and the purchaser party thereto (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 25, 2022)
10.23*	Addendum to Employment Agreement with Rachel Vaknin (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 22, 2023)
10.24*	Addendum to Employment Agreement with Simon Sharon (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 22, 2023)
10.25*	Addendum to Employment Agreement with Eyal Morag (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 22, 2023)
10.26*	Addendum to Employment Agreement with Eyal Morag. (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 22, 2023)
10.27	Form of Securities Purchase Agreement, dated as of May 22, 2023, by and among Microbot Medical Inc. and the purchasers party thereto (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 23, 2023)

10.28	Form of Securities Purchase Agreement, dated as of May 23, 2023, by and among Microbot Medical Inc. and the purchaser party thereto (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 24, 2023)
10.29	Form of Securities Purchase Agreement, dated as of June 2, 2023, by and among Microbot Medical Inc. and the purchasers party thereto (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 6, 2023)
10.30	Form of Securities Purchase Agreement, dated as of June 26, 2023, by and among Microbot Medical Inc. and the purchasers party thereto (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 28, 2023)
10.31*	Employment Agreement with Juan Diaz-Cartelle, MD (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 21, 2023)
10.32	Form of Inducement Letter (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 2, 2024)
10.33	Settlement Agreement and Release dated as of January 26, 2024 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 30, 2024)
10.34	Registration Rights Agreement dated as of January 26, 2024 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 30, 2024)
21.1	Subsidiaries of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and filed on March 21, 2017).
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Harel Gadot, Chief Executive Officer)
31.2	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rachel Vaknin, Chief Financial Officer)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Harel Gadot, Chief Executive Officer)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rachel Vaknin, Chief Financial Officer)
97.1	Clawback Policy
101.INS	Inline XBRL Instance - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation.
101.DEF	Inline XBRL Taxonomy Extension Definition.
101.LAB	Inline XBRL Taxonomy Extension Labels.
101.PRE	Inline XBRL Taxonomy Extension Presentation.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates Management contract or compensatory plan or arrangement
**	Certain identified information has been excluded from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.

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
Dated: March 27, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harel Gadot	Chairman, President and Chief Executive Officer	March 27, 2024
Harel Gadot	(Principal Executive Officer)

/s/ Rachel Vaknin	Chief Financial Officer	March 27, 2024
Rachel Vaknin	(Principal Financial and Accounting Officer)

/s/ Yoseph Bornstein	Director	March 27, 2024
Yoseph Bornstein

/s/ Prattipati Laxminarain	Director	March 27, 2024
Prattipati Laxminarain

/s/ Scott Burell	Director	March 27, 2024
Scott Burell

/s/ Martin Madden	Director	March 27, 2024
Martin Madden

/s/ Aileen Stockburger	Director	March 27, 2024
Aileen Stockburger

/s/ Tal Wenderow	Director	March 27, 2024
Tal Wenderow

MICROBOT MEDICAL INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Microbot Medical Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Microbot Medical Inc. and its subsidiary (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of comprehensive loss, shareholders’ equity and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1B to the financial statements, the Company’s financial statements include a net loss of $ 10,740 thousand for the year ended December 31, 2023 and accumulated deficit of $ 79,501 thousand as of December 31, 2023. The Company is dependent on its ability to obtain additional debt and/or equity in order to continue its operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Contingencies - Settlement of litigation resulting from the 2017 financing — Refer to Notes 9G and 16C to the financial statements.

Critical Audit Matter Description

On January 26, 2024, the Company entered into a settlement agreement and release with third parties, effectively resolving a lawsuit brought against the Company in 2020. The lawsuit stemmed from securities purchase agreements made between the Company and the third parties in 2017. The settlement amount consisted of a cash payment and shares of restricted common stock.

The Company concluded that the settlement agreement gave rise to loss contingency in the scope of Accounting Standards Codification Subtopic 450-20, Contingencies – Loss Contingencies, and as of December 31, 2023, the Company recorded a contingent liability.

The settlement amount was recorded in the Company’s consolidated financial statements as non-operating loss, offset by loss recovery received from the Company’s insurance company.

Given the significant judgments made by management with respect to the contingent liability arising from the settlement agreement and the loss recovery received from the Company’s insurance company, performing audit procedures to evaluate the reasonableness of management’s assumptions and conclusions concerning the recognition and measurement of the contingent liability and the insurance recovery receivables, required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

●	We read the settlement agreement, agreement with the Company’s insurance company, and other supporting documentation, followed by inquiries with the Company’s external counsel and general counsel regarding the details of the agreements.

●	With the assistance of our technical accounting specialists, we evaluated the management’s assessment and conclusion with regards to the accounting treatment of the settlement agreement and loss recovery received from the Company’s insurance company. Our procedures included evaluating the Company’s accounting memorandum and inquires with the management with regard to judgements made.

●	We evaluated the Company’s calculation of the contingent liability.

●	We evaluated the appropriateness of the disclosures in the financial statements pertinent to the settlement agreement and loss recovery received from the Company’s insurance company by comparing management’s disclosures to audit evidence obtained.

/s/ Brightman Almagor Zohar & Co.

Brightman Almagor Zohar & Co.

Certified Public Accountants

A firm in the Deloitte Global Network

Tel Aviv, Israel

March 27, 2024

We have served as the Company’s auditor since 2013.

MICROBOT MEDICAL INC.

Consolidated Balance Sheets

U.S. dollars in thousands

(Except share and per share data)

		As of December 31,
	Notes	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	3	$2,468	$2,442
Marketable securities	3,4	3,917	5,760
Short-term deposit		-	3
Restricted cash		49	77
Insurance recovery receivable related to legal settlement and legal expenses	16C	1,335	-
Prepaid expenses and other current assets	5	152	532
Total current assets		7,921	8,814

Property and equipment, net	7	146	221
Operating right-of-use assets	6	260	502
Total assets		$8,327	$9,537

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payables		$357	$116
Lease liabilities	6	191	283
Legal settlement accrual	16C	2,211	-
Accrued liabilities	8	1,027	1,670
Total current liabilities		3,786	2,069

Non-current liabilities:
Long-term lease liabilities	6	40	179
Total liabilities		3,826	2,248

Commitments and contingencies	9

Shareholders’ equity:

Common stock; $0.01 par value; 60,000,000 shares authorized as of December 31, 2023 and 2022; 11,707,317 and 7,890,628 shares issued and outstanding as of December 31, 2023 and 2022, respectively.	10	118	80
Additional paid-in capital		83,884	75,970
Accumulated deficit		(79,501)	(68,761)
Total shareholders’ equity		4,501	7,289
Total liabilities and shareholders’ equity		$8,327	$9,537

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Consolidated Statements of Comprehensive Loss

U.S. dollars in thousands

(Except share and per share data)

	Notes	For the Years Ended December 31,
		2023	2022
Research and development, net	12	$(5,724)	$(7,736)
General and administrative, net	13	(4,131)	(5,545)
Operating loss		(9,855)	(13,281)

Financing income, net		228	118
Loss on disposal of property and equipment		(2)	(5)
Loss on legal settlement, net	16C	(1,111)	-
Net loss		$(10,740)	$(13,168)

Basic and diluted net loss per share		$(1.05)	$(1.81)

Basic and diluted weighted average common shares outstanding		10,199,984	7,260,344

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Consolidated Statements of Shareholders’ Equity

U.S. dollars in thousands

(Except share and per share data)

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balances, December 31, 2021	7,108,133	$72	$69,902	$(55,593)	$14,381
Issuance of common stock and warrants net of issuance costs (*)	782,495	8	4,316	-	4,324
Share-based compensation	-	-	1,752	-	1,752
Net loss	-	-	-	(13,168)	(13,168)
Balances, December 31, 2022	7,890,628	80	75,970	(68,761)	7,289
Issuance of common stock and warrants net of issuance costs (**)	3,816,689	38	6,520	-	6,558
Share-based compensation	-	-	1,394	-	1,394
Net loss	-	-	-	(10,740)	(10,740)
Balances, December 31, 2023	11,707,317	$118	$83,884	$(79,501)	$4,501

(*)	Net of issuance costs in the amount of $676.
(**)	Net of issuance costs in the amount of $1,075.

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Consolidated Statements of Cash Flows

U.S. dollars in thousands

	For the Years Ended December 31,
	2023	2022
Operating activities:
Net loss	$(10,740)	$(13,168)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation of property and equipment	106	102
Loss on legal settlement	2,211	-
Insurance recovery related to legal settlement	(1,335)	-
Interest income and unrealized gains from marketable securities, net	(160)	(12)
Loss on disposal of property and equipment	2	5
Share-based compensation	1,394	1,752
Changes in assets and liabilities:
Prepaid expenses and other assets	672	13
Other payables and accrued liabilities	(683)	(241)
Net cash flows used in operating activities	(8,533)	(11,549)
Investing activities:
Short-term deposit	3	(3)
Purchase of property and equipment	(33)	(84)
Proceeds from maturities of marketable securities	9,164	-
Purchase of marketable securities	(10,060)	(3,749)
Proceeds from sales of marketable securities	2,899	-
Net cash flows provided by (used in) investing activities	1,973	(3,836)
Financing activities:
Issuance of common stock and warrants, net of issuance costs	6,558	4,324
Net cash flows provided by financing activities	6,558	4,324

Decrease in cash, cash equivalents and restricted cash	(2)	(11,061)
Cash, cash equivalents and restricted cash at beginning of year	2,519	13,580
Cash, cash equivalents and restricted cash at ending of year	$2,517	$2,519

Supplemental disclosure of cash flow information:

Cash received from interest	$130	$51
Right-of-use assets obtained in exchange for lease liabilities	$50	$103

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 1 – GENERAL

A. Description of business:

Microbot Medical Inc. (the “Company”) is a preclinical medical device company specializing in the research, design and development of next generation robotic endoluminal surgery devices targeting the minimally invasive surgery space. The Company is primarily focused on leveraging its micro-robotic technologies with the goal of redefining surgical robotics while improving surgical outcomes for patients.

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

B. Risk Factors:

Going Concern

To date, the Company has not generated revenues from its operations. As of December 31, 2023, the Company had cash equivalents and marketable securities balance of approximately $6,385, excluding restricted cash. Due to continuing research and development activities, the Company expects to continue to incur additional losses for the foreseeable future. The Company implemented a cost reduction program in May 2023, and consummated capital raises in May and June 2023 and in January 2024. The Company will seek to raise additional funds through future issuances of either debt and/or equity securities and possibly additional grants from the Israeli Innovation Authority and other government institutions. The Company’s ability to raise additional capital in the equity and debt markets is dependent on a number of factors, including, but not limited to, the market demand for the Company’s stock, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to the Company.

Accordingly, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

B. Risk Factors:

War in Israel

On October 7, 2023, the State of Israel, where the Company’s operations are primarily based, suffered a surprise attack by hostile forces from Gaza, which led to the declaration by Israel of the “Iron Swords” military operation. This military operation and related activities are on-going as of the issuance date of these financial statements.

The Company has considered various ongoing risks relating to the military operation and related matters, including:

●	That some of the Company’s Israeli subcontractors, vendors, suppliers and other companies in which the Company relies, are currently only partially active, as instructed by the relevant authorities; and

●	A slowdown in the number of international flights in and out of Israel.

The Company is closely monitoring how the military operation and related activities could adversely affect its anticipated milestones and its Israel-based activities to support future clinical and regulatory milestones, including the Company’s ability to import materials that are required to construct the Company’s devices and to ship them outside of Israel. As of the issuance date of these financial statements, the Company has determined that there have not been any materially adverse effects on its business or operations, but it continues to monitor the situation, as any future escalation or change could result in a material adverse effect on the ability of the Company’s Israeli office to support the Company’s clinical and regulatory activities. The Company does not have any specific contingency plans in the event of any such escalation or change.

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

All transaction gains and losses from re-measurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statements of comprehensive loss as financial income or expenses, as appropriate.

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

D. Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Inter-company balances and transactions have been eliminated in consolidation.

E. Reclassification of prior year disclosures:

Certain prior year amounts have been reclassified for consistency with the current year disclosures. These reclassifications had no effect on the reported consolidated balance sheets, the related consolidated statements of comprehensive loss, shareholders’ equity and cash flows.

F. Acquisitions of assets:

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

G. Cash and cash equivalents:

Cash and cash equivalents consist of cash and demand deposits in banks, and other short-term liquid investments (primarily interest-bearing time deposits) with original maturities of three months or less at the date of purchase.

H. Restricted cash:

Restricted cash of $49 as of December 31, 2023, serves as collateral for the Company’s lease agreement, and $77 as of December 31, 2022, serves as collateral for lease agreements and credit cards.

I. Fair value of financial instruments:

The carrying values of cash and cash equivalents, other receivable and other accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of these instruments.

The Company measures the fair value of certain of its financial instruments (such as marketable securities) on a recurring basis. The method of determining the fair value of marketable securities is discussed in Note 4 below.

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

J. Concentrations of credit risk:

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

K. Property and equipment:

Property and equipment are presented at cost less accumulated depreciation. Depreciation is calculated based on the straight-line method over the estimated useful lives of the assets, at the following annual rates:

%

Research equipment and software	25-33
Furniture and office equipment	7
Leasehold improvements	Over the lease period

The Company assesses property and equipment impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the property and equipment assets, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s estimated fair value and its carrying value. For property and equipment assets, the estimate of fair value is typically based on a discounted cash flow model. As of December 31, 2023, and 2022, no impairment charge has been recorded.

L. Liabilities due to termination of employment agreements:

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

As for the U.S. employees, the Company has certain defined contribution plans, including a 401(k)-retirement plan in the U.S., whereby contributions made by eligible employees are matched by the Company with certain limitations.

M. Common stock warrants:

The Company accounts for warrants issued to investors as either equity-classified or liability-classified instruments, based on an assessment of the warrant’s specific terms and the applicable authoritative guidance in FASB ASC 480 and FASB ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, or meet all of the requirements for equity classification under FASB ASC 815, including whether the warrants are indexed to the Company’s own shares of common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

N. Basic and diluted net loss per share:

Basic net loss per share is calculated by dividing net loss attributable to common stock shareholders by the weighted average number of shares of common stock outstanding during the year without consideration of potentially dilutive securities. For purposes of the diluted net loss per share attributable to common shareholders calculation, stock options and warrants are considered to be common stock equivalents. All common stock equivalents have been excluded from the calculation of the diluted loss per share for the years ended December 31, 2023 and December 31, 2022, as their effect would be anti-dilutive. Therefore, basic and diluted net loss per share were the same for both years presented. In the calculation of the basic and diluted net loss, the Company included warrants that would be exercised for no or little consideration and are exercisable with no contingencies.

O. General and administrative expenses, net:

General and administrative expenses are charged to the statement of comprehensive loss as incurred. Insurance loss recoveries are recognized when the amount is determinable and approved by the insurance company and applied as a deduction from general and administrative expenses. General and administrative expenses, net, for the years ended December 31, 2023 and 2022, were offset by insurance loss recoveries in the amounts of approximately $281 and $156, respectively.

P. Research and development expenses, net:

Research and development expenses are charged to the statement of comprehensive loss as incurred. Grants for funding of approved research and development projects and others are recognized at the time the Company is entitled to such grants, on the basis of the costs incurred and applied as a deduction from the research and development expenses. See Note 2V below.

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Q. Share-based compensation:

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

The Company estimates the fair value of stock options granted as share-based payment awards using a Black-Scholes options pricing model. The option-pricing model requires a number of assumptions, of which the most significant are expected volatility and the expected option term (the time from the grant date until the options are exercised or expire). Expected volatility is estimated based on the standard deviation of the Company’s closing prices according to the expected life (SAB107) for each of the grants. The Company has historically not paid dividends and has no foreseeable plans to issue dividends. The risk-free interest rate is based on the yield from governmental zero-coupon bonds with an equivalent term.

The expected stock option term is calculated for stock options granted using the “simplified” method. Changes in the determination of each of the inputs can affect the fair value of the stock options granted and the results of operations of the Company.

R. Income taxes:

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2023, and 2022, the Company had a full valuation allowance against deferred tax assets.

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

S. Marketable securities:

The Company invests in various debt securities and an equity security. Debt securities consist of U.S. treasury securities. Equity security consist of a mutual fund. The Company records these investments in the consolidated balance sheet at fair value. For all of the Company’s debt securities, the Company elected the fair value option and thus all unrealized gains or losses for these securities are reflected in the statements of comprehensive loss as financial income or expenses, as appropriate. Unrealized gains or losses for the equity security are reflected in the statements of comprehensive loss as financial income or expenses, as appropriate. The Company classifies its investments as current based on the nature of the investments and their availability for use in current operations.

T. Leases:

The Company determines if an arrangement is a lease at inception. Operating lease assets are presented as operating lease long-term right-of-use assets (“ROU”), and corresponding as lease liabilities (current portion), and as operating long-term lease liabilities, on the Company’s consolidated balance sheets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

U. Contingencies:

Management records and discloses legal contingencies in accordance with ASC Topic 450 Contingencies. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company monitors the stage of progress of its litigation matters to determine if any adjustments are required. Refer to Note 16C below.

The Company carries liability insurance to mitigate its exposure to losses, including litigation losses. The Company records the estimated amount of expected insurance proceeds for litigation losses incurred as an asset (typically a receivable from the insurer) and offset to losses up to the amount of the losses incurred when the amount is determinable and approved by the insurance company. Refer to Note 2O above and Note 16C below.

V. Government grants:

Government grants which are received from the Israeli Ministry of Economy and Israel Innovation Authority (“IIA”) by way of participation in research and development that is conducted by Microbot Israel, are received in installments as the program progresses based on qualified research spending. Grants received are recognized when the grant becomes receivable, provided there was reasonable assurance that Microbot Israel will comply with the conditions attached to the grant and there was reasonable assurance the grant will be received.

The grants are deducted from the research and development expenses as the applicable costs are incurred. Research and development expenses, net, for the years ended December 31, 2023 and 2022, include participation in research and development expenses in the amount of approximately $279 and $0, respectively.

W. Recently issued accounting pronouncements:

From time to time, new accounting pronouncements are issued by FASB, or other standard-setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

NOTE 3 – CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES

The following table sets forth our cash, cash equivalents and marketable securities as of December 31, 2023 and 2022:

	As of December 31,
	2023	2022
Cash and cash equivalents:
Cash	$2,468	$1,195
U.S. treasury securities	-	1,247
Total cash and cash equivalents	$2,468	$2,442

Marketable securities:
Money market mutual funds	$1,420	$1,999
U.S. treasury securities	2,497	3,761
Total marketable securities	$3,917	$5,760

Total cash, cash equivalents and marketable securities	$6,385	$8,202

The unrealized gains on our marketable securities were $59 and $12 for the years ended December 31, 2023 and 2022, respectively.

Treasuries have contractual maturities of less than 12 months.

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 4 - FAIR VALUE MEASUREMENTS

The following table summarizes the Company’s financial assets subject to fair value measurement and the level of inputs used in such measurements as of December 31, 2023 and 2022:

	As of December 31, 2023
	Total	Level 1	Level 2	Level 3

Marketable securities:
U.S. treasury securities	$2,497	$2,497	$-	$-
Money market mutual funds	1,420	1,420	-	-
	$3,917	$3,917	$-	$-

	As of December 31, 2022
	Total	Level 1	Level 2	Level 3

Cash equivalents:
U.S. treasury securities	$1,247	$1,247	$-	$-

Marketable securities:
U.S. treasury securities	$3,761	$3,761	$-	$-
Money market mutual funds	1,999	1,999	-	-
	$5,760	$5,760	$-	$-

The Company’s financial assets are measured at fair value on a recurring basis by level within the fair value hierarchy. The Company’s securities and money market funds are classified as Level 1. Other than that, the Company doesn’t have any other financial assets or financial liabilities marked to market at fair value as of December 31, 2023 and 2022.

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

	As of December 31,
	2023	2022

Amounts due from government institutions	$61	$103
Prepaid expenses and other receivables	91	429
	$152	$532

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 6 - LEASES

In November 2019, the Company signed an office space lease agreement for the period from November 2019 until October 2024. In addition, the Company received an option to extend the lease agreement for an additional 5 years. The monthly lease payments are approximately $16. To secure the lease payments the Company had issued a bank guarantee of $49 in favor of the facility’s lessor. Additionally, the Company entered into agreements for car leases.

The following table presents the components of the Company’s lease cost and the classification of such costs in the Company’s consolidated statements of comprehensive loss for the years ended December 31, 2023 and 2022:

		For the Years Ended December 31,
Component of Lease Cost	Statements of Comprehensive Loss Line Item	2023	2022
Operating lease cost	Research and development, net	$279	$300

Supplemental cash flow information related to operating leases was as follows:

	For the Years Ended December 31,
	2023	2022
Cash paid under operating lease agreements	$283	$344

Undiscounted maturities of future operating lease payments as of December 31, 2023 are summarized as follows:

As of December 31,
2023
2024	$208
2025	48
2026	21
Total future lease payments	277
Less imputed interest	(47)
Total lease liabilities	$231

The following table includes the weighted-average lease terms and discount rates for operating leases as of December 31, 2023 and 2022:

	As of December 31,
	2023	2022

Operating leases weighted average remaining lease term (in years)	0.8	2
Operating leases weighted average discount rate	7%	9%

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 7 - PROPERTY AND EQUIPMENT, NET

	As of December 31,
	2023	2022
Historical Cost:
Research equipment and software	$177	$143
Leasehold improvement	229	229
Furniture and office equipment	233	236
	639	608
Accumulated Depreciation:
Research equipment and software	109	63
Leasehold improvement	181	135
Furniture and office equipment	203	189
	493	387
	$146	$221

NOTE 8 - ACCRUED LIABILITIES

	As of December 31,
	2023	2022

Employee-related liabilities	$725	$1,372
Other current liabilities	302	298
	$1,027	$1,670

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 9 - COMMITMENTS AND CONTINGENCIES

A. Government grants:

Microbot Israel has received grants from the IIA for participation in research and development since 2013 through December 31, 2023 totaling approximately $1,804. This amount includes amounts received in 2023 of approximately $304, which are a portion of an additional grant from the IIA in the amount of approximately NIS 1,620,000 (approximately $447) approved by the IIA on June 1, 2023, to further finance the development of the manufacturing process of the LIBERTY® Endovascular Robotic Surgical System.

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

In relation to the IIA grants described above, the Company is obligated to pay royalties amounting to 3.0%-5% of its future sales of the products relating to such grants.

The grants are linked to the exchange rate of the dollar to the New Israeli Shekel and bears interest of SOFR per year (SOFR is a benchmark interest rate which replaced LIBOR).

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

On December 11, 2022, the Company received approval for a grant from the Ministry of Economy, in the amount of NIS 300,000 (approximately $83), for participation in expenses related to the LIBERTY® Endovascular Robotic Surgical System in the U.S. market. As of December 31, 2023, the Company received approximately $27 of such grant. In relation with the Ministry of Economy grant, the Company is obligated to pay royalties amounting to 3% of future sales of the LIBERTY® Endovascular Robotic Surgical System up to the grant amount plus interest.

B. TRDF agreement:

Microbot Israel signed an agreement with the Technion Research and Development Foundation (“TRDF”) in June 2012 by which TRDF transferred to Microbot Israel a global, exclusive, royalty-bearing license (as amended, the “License Agreement”) with respect to the Company’s Self-Cleaning Shunt (SCS) project and its TipCat assets in addition to certain technology relating to the Company’s LIBERTY® Endovascular Robotic Surgical System. As partial consideration for the license, Microbot Israel shall pay TRDF royalties on net sales (between 1.5%-3.0%) and on sublicense income as detailed in the License Agreement.

In October 2022 the Company suspended the SCS project and as a result of the Company’s May 2023 implementation of its core-business focus program and cost reduction plan, the Company returned the licensed intellectual property for the TipCat back to TRDF in June 2023, and returned the licensed intellectual property for the SCS (ViRob) back to TRDF in July 2023.

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 9 - COMMITMENTS AND CONTINGENCIES

C. Agreement with CardioSert Ltd.:

On January 4, 2018, Microbot Israel entered into an agreement with CardioSert (the “CardioSert Agreement”) to acquire certain of its patent-protected technology (the “Technology”). Pursuant to the CardioSert Agreement, Microbot Israel made aggregate payments of $300 in cash and 6,738 shares of common stock estimated at $74 to complete the acquisition.

The CardioSert Agreement may be terminated by CardioSert in case the first commercial sale does not occur by the third anniversary of the date of signing of the CardioSert Agreement except if Microbot Israel has invested more than $2,000 in certain development stages, or the first commercial sale does not occur within 50 months. As of December 31, 2023, the 50 months period has expired and CardioSert can buy-back the Technology at any time.

In each of the above termination events, or in case of breach by Microbot Israel, CardioSert shall have the right to buy back the Technology from Microbot Israel for $1.00 (dollar not in thousands), upon 60 days prior written notice, but only 1 year after such termination events. Additionally, the CardioSert Agreement may be terminated by either party upon breach of the other (subject to cure). Until May 2023, Microbot Israel paid CardioSert a monthly consultation fee of NIS 40,000 (or approximately US$11, based on an exchange rate of NIS 3.7 to the dollar) covering up to 60 consulting hours per month, relating to the development of the Technology. As a result of its core-business focus program and its cost reduction plan enacted in May 2023, the Company has terminated the CardioSert Agreement effective as of August 17, 2023 and ceased its research and development and commercialization efforts for, and maintaining, the Technology, which subsequent to the balance sheet date resulted in CardioSert triggering its right to reacquire the Technology for nominal consideration. See Note 16E below.

D. ATM agreement:

On June 10, 2021, the Company entered into an At-the-Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co. LLC (“Wainwright”), as sales agent, in connection with an “at the market offering” under which the Company may offer and sell, from time to time in its sole discretion, shares of its common stock having an aggregate offering price of up to $10,000 at market prices or as otherwise agreed with Wainwright. To date, we have not sold any shares of common stock pursuant to the ATM Agreement, and as of October 13, 2022, the Company suspended the ATM Agreement, which otherwise remains in full force and effect subject to reactivation.

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 9 - COMMITMENTS AND CONTINGENCIES

E. Engagement letters with H.C. Wainwright:

In connection with registered direct and private placement offerings referred to in Note 10 below, the Company entered into engagement letters (the “Engagement Letters”) with Wainwright on October 3, 2022, on May 16, 2023 and on October 24, 2023, pursuant to which Wainwright agreed to serve as the exclusive placement agent for the issuance and sale of securities of the Company.

As compensation for such placement agent services, the Company has agreed to pay Wainwright an aggregate cash fee equal to 7.0% of the gross proceeds received by the Company from offerings contemplated by the Engagement Letters, plus a management fee equal to 1.0% of the gross proceeds received by the Company from such offerings, as well as other reimbursable expenses. The Company has also agreed to issue to Wainwright or its designees preferred investment options upon the closing of such offerings, equal to five (5.0%) percent of the aggregate number of such shares of common stock in such offerings, including upon exercise for cash of any warrants issued to investors in such offering.

F. Acquisition of Nitiloop’s assets:

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

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 9 - COMMITMENTS AND CONTINGENCIES

G. Litigation resulting from the 2017 financing:

The Company was named as the defendant in a lawsuit captioned Empery Asset Master Ltd., Empery Tax Efficient, LP, Empery Tax Efficient II, LP, Hudson Bay Master Fund Ltd., (the “Plaintiffs”), against Microbot Medical Inc., Defendant, in the Supreme Court of the State of New York, County of New York (Index No. 651182/2020) (the “Lawsuit”). The complaint alleged, among other things, that the Company breached multiple representations and warranties contained in the Securities Purchase Agreement (the “SPA”) related to the Company’s June 8, 2017 equity financing (the “2017 Financing”), of which the Plaintiffs participated, and fraudulently induced Plaintiffs into signing the SPA. The complaint sought rescission of the SPA and return of the Plaintiffs’ $6,750 purchase price with respect to the 2017 Financing.

The Lawsuit was settled in January 2024. Refer to Note 16C below.

H. Mona litigation:

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

On August 4, 2023, the Magistrate Judge issued a Report & Recommendation, which recommended that the District Court dismiss Mona’s Section 10(b) counterclaim in the entirety. On August 22, 2023, the District Court adopted the Report and Recommendation in full and dismissed the Section 10(b) counterclaim in its entirety. The time for appeal has expired and the Company is proceeding with collection efforts for the $485 judgment against Mona (the “Judgment”).

The Court has permitted the Company’s ongoing execution efforts to continue notwithstanding Mona’s purported appeal of the Court’s denial of his motion to vacate. On March 15, 2024, the Magistrate Judge issued an Order to Show Cause (“OTSC”) directing the liquidation of certain of Mona’s accounts, and the transfer of the sale proceeds to the Company in partial satisfaction of the Judgment. The OTSC hearing is scheduled to be held in the second quarter of 2024.

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 10 - SHARE CAPITAL

A. Share capital developments:

As of December 31, 2023 and 2022, the Company has 11,707,317 and 7,890,628 shares of common stock issued and outstanding, respectively.

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

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 10 - SHARE CAPITAL

On October 3, 2022 and in connection with the Offerings, the Company entered into an Engagement Letter with Wainwright as mentioned in Note 9E, as compensation for such placement agent services, the Company paid Wainwright aggregate cash fees and reimbursed Wainwright for its expenses aggregating approximately $565. The Company incurred other related offering expenses of $111. The Company also issued to Wainwright or its designees warrants to purchase 51,125 shares of common stock (the “Wainwright Warrants”). The Wainwright Warrants have a term of five years from the commencement of sales in the Offerings, and have an exercise price of $6.11 per share. The Company estimated the fair value of the warrants using a Black-Scholes options pricing model and concluded it is approximately $138.

On February 13, 2023, 240,000 of the Company’s outstanding pre-funded warrants were exercised into an equivalent number of shares of common stock, at an exercise price of $0.0001 per share.

B. Registered direct and private placement offerings:

On May 22, 2023, the Company entered into a securities purchase agreement with an institutional investor, pursuant to which it agreed to issue and sell in a registered direct offering an aggregate of 655,569 shares of common stock, at an offering price of $2.20 per share, for aggregate gross proceeds of $1,442 before deducting the placement agent fee and related offering expenses of approximately $222 (the “First May Offering”). The Company also issued to Wainwright or its designees preferred investment options to purchase 32,778 shares of common stock, which have a term of three and one-half years from the commencement of sales in the First May Offering, and have an exercise price of $2.75 per share. The First May Offering was consummated on May 23, 2023. The Company estimated the fair value of the warrants using a Black-Scholes options pricing model and concluded it is approximately $46.

On May 23, 2023, the Company entered into a securities purchase agreement with an institutional investor, pursuant to which it agreed to issue and sell in a registered direct offering (i) an aggregate of 975,000 shares of common stock, at an offering price of $2.20 per share and (ii) pre-funded warrants exercisable for up to 234,500 shares of the Company’s common stock, at an offering price of $2.1999 per pre-funded warrant, for aggregate gross proceeds of $2,661 before deducting the placement agent fee and related offering expenses of approximately $345 (the “Second May Offering”). The pre-funded warrants are exercisable immediately and may be exercised at any time until the pre-funded warrants are exercised in full. The Second May Offering was consummated on May 24, 2023. All of such pre-funded warrants were subsequently immediately exercised in accordance with their terms at an exercise price per share of $0.0001 into an equivalent number of shares of common stock.

The Company also issued to Wainwright or its designees preferred investment options to purchase 60,476 shares of common stock, which have a term of three and one-half years from the closing of the Second May Offering, and have an exercise price of $2.75 per share. The Company estimated the fair value of the warrants using a Black-Scholes options pricing model and concluded it is approximately $72.

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 10 - SHARE CAPITAL

Registered Direct and Private Placement Offerings:

On June 2, 2023, the Company entered into a securities purchase agreement with institutional investors, pursuant to which it agreed to issue and sell in a registered direct offering an aggregate of 701,756 shares of common stock, at an offering price of $2.1375 per share, for aggregate gross proceeds, with the concurrent private placement described below, of $1,500 before deducting the placement agent fee and related offering expenses of approximately $227 (the “First June Offering”). The Company also issued to Wainwright or its designees preferred investment options to purchase 35,088 shares of its common stock, which have a term of five years from the commencement of sales in the First June Offering, and have an exercise price of $2.6719 per share. The Company estimated the fair value of the warrants using a Black-Scholes options pricing model and concluded it is approximately $58. The registered direct offering was consummated on June 6, 2023. In a concurrent private placement, the Company also issued to the purchasers of shares of common stock in the First June Offering, series C preferred investment options to purchase up to 350,878 shares of common stock. Each series C preferred investment option is exercisable for one share of common stock at an exercise price of $2.075 commencing on the date of issuance and expiring five and one-half years from the issuance date.

On June 26, 2023, the Company entered into a securities purchase agreement with institutional investors, pursuant to which it agreed to issue and sell in a registered direct offering an aggregate of 624,618 shares of its common stock, at an offering price of $3.25 per share, for aggregate gross proceeds, with the concurrent private placement described below, of $2,030 before deducting the placement agent fee and related offering expenses of approximately $281 (the “Second June Offering”). The Company also issued to Wainwright or its designees preferred investment options to purchase 31,231 shares of its common stock, which have a term of five years from the commencement of sales in the Second June Offering, and have an exercise price of $4.0625 per share. The Company estimated the fair value of the warrants using a Black-Scholes options pricing model and concluded it is approximately $68. The registered direct offering was consummated on June 28, 2023. In a concurrent private placement, the Company also issued to the purchasers of shares of common stock in the Second June Offering, series D preferred investment options to purchase up to 312,309 shares of the Company’s common stock. Each series D preferred investment option is exercisable for one share of common stock at an exercise price of $3.19 commencing on the date of issuance and expiring five and one-half years from the issuance date.

The common stock of the Company are recognized as equity under the requirements of ASC Topic 505 Equity.

The Company analyzed the accounting treatment for the series A preferred investment option, the series B preferred investment option, the series C preferred investment option, the series D preferred investment option, and all of the pre-funded warrants issued to investors. Based on the Company’s analysis all such warrants were classified as equity.

The Company analyzed the accounting treatment for all of the preferred investment options issued to Wainwright in the aforementioned offerings. Since the Company did not identify any features causing liability classification according to ASC 718, it concluded that all such preferred investment options are equity-classified awards.

C. Preferred investment options amendment:

In connection with the Second May Offering, the Company amended the terms of (i) the Series A preferred investment options to purchase 1,022,495 shares of its common stock for an exercise price of $4.64 per share which are scheduled to expire on October 25, 2027 and (ii) the Series B preferred investment options to purchase 1,022,495 shares of its common stock for an exercise price of $4.64 per share which were initially scheduled to expire on October 25, 2024 (the “Series B Preferred Investment Options”), in each case previously issued to the investor in October 2022 under the securities purchase agreement dated October 21, 2022 (collectively, the “Existing Preferred Investment Options”), which investor also participated in the Second May Offering, such that effective upon the closing of the Second May Offering, the Existing Preferred Investment Options have a reduced exercise price of $2.20 per share and the Series B Preferred Investment Options expire on October 25, 2027. These modifications to the Existing Preferred Investment Options represent issuance costs associated with the Second May Offering. The Company estimated the amount of the effect of the modifications using a Black-Scholes option pricing model and concluded that is approximately $1,230. On June 16, 2023, the holder of the Series B Preferred Investment Options exercised all of such Series B Preferred Investment Options pursuant to its cashless exercise provision into 385,246 shares of common stock.

The grant date fair values of preferred investment options issued to Wainwright and preferred investment options issued to investors that were modified in the years ended December 31, 2023 and 2022 were estimated using the Black-Scholes valuation model with the following:

	For the Years Ended December 31,
	2023	2022
Expected volatility	101.31%-122.39%	87.96%
Risk-free interest	3.85%- 4.93%	4.25%
Dividend yield	-%	-%
Expected terms (years)	1.42-5	4.99

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 10 - SHARE CAPITAL

D. Employee stock option grants:

During the year ended December 31, 2022, the Company granted to Mr. Harel Gadot, the Company’s Chairman of the Board, President and CEO (the “CEO”), options to purchase an aggregate of 260,000 shares of the Company’s common stock, at an exercise price per share ranging from $3.73-$6.48. The stock options vest over a period of three years as outlined in the option agreements evidencing such grants.

During the year ended December 31, 2022, the Company granted to certain employees, consultants and directors, options to purchase an aggregate of 270,822 shares of the Company’s common stock, at an exercise price per share ranging from $3.73-$6.48. The stock options vest over a period of three years as outlined in the option agreements evidencing such grants.

During the year ended December 31, 2023, the Company granted to the CEO, options to purchase an aggregate of 80,000 shares of the Company’s common stock, at an exercise price per share of $2.43. The stock options vest over a period of three years as outlined in the option agreements evidencing such grants.

During the year ended December 31, 2023, the Company granted stock option awards to certain officers, directors and employees to purchase an aggregate of 631,308 shares of the Company’s common stock, at an exercise price per share ranging from $1.16-$3.48 with a vesting period of three years.

A summary of the Company’s option activity related to options to employees and directors, and related information is as follows:

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 10 - SHARE CAPITAL

Employee stock option grants:

	For the Year Ended December 31, 2023
	Number of stock options	Weighted average exercise price

Outstanding as of December 31, 2022	1,507,137	$7.31
Granted	711,308	1.75
Forfeitures	(123,083)	5.78
Outstanding as of December 31, 2023	2,095,362	$5.51

Vested as of December 31, 2023	1,176,118	$7.74

	For the Year Ended December 31, 2022
	Number of stock options	Weighted average exercise price

Outstanding as of December 31, 2021	997,148	$8.48
Granted	530,822	5.14
Forfeitures	(20,833)	8.16
Outstanding as of December 31, 2022	1,507,137	$7.31

Vested as of December 31, 2022	899,609	$8.52

The Company recognizes forfeitures of outstanding options as they occur.

The intrinsic value is calculated as the difference between the fair market value of the common stock and the exercise price, multiplied by the number of in-the-money stock options on those dates that would have been received by the stock option holders had all stock option holders exercised their stock options on those dates as of December 31, 2023 and December 31, 2022, respectively.

As of December 31, 2023, and 2022, the aggregate intrinsic value of the outstanding options is $277 and $185, respectively, and the aggregate intrinsic value of the exercisable options is $102 and $185, respectively.

The weighted average grant date fair value of options granted during the years ended December 31, 2023 and 2022 was $1.40 and $4.50, respectively.

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 10 - SHARE CAPITAL

Employee stock option grants:

As of December 31, 2023, there were approximately $1,918 of total unrecognized compensation costs related to unvested share-based compensation awards granted under the Share Incentive Plan. The costs are expected to be recognized over a weighted average period of 2.4 years.

The stock options outstanding as of December 31, 2023 and December 31, 2022, summarized by exercise prices, are as follows:

Exercise price $	Stock options outstanding as of December 31, 2023	Stock options outstanding as of December 31, 2022	Weighted average remaining contractual life – years as of December 31, 2023	Weighted average remaining contractual life – years as of December 31, 2022	Stock options exercisable as of December 31, 2023	Stock options exercisable as of December 31, 2022
0.00-0.01	61,577	61,577	2.3	3.3	61,577	61,577
1.00-3.73	860,808	211,000	9.6	10	95,925	-
4.2-7.26	639,232	687,482	6.3	8.0	484,871	315,807
8.16-9.64	380,872	380,872	6.6	7.6	380,872	356,019
15.3-15.75	152,873	166,206	3.7	4.8	152,873	166,206
	2,095,362	1,507,137			1,176,118	899,609

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 10 - SHARE CAPITAL

Employee stock option grants:

The grant date fair values of employee stock options granted in the years ended December 31, 2023 and 2022 were estimated using the Black-Scholes valuation model with the following:

	For the Years Ended December 31,
	2023	2022
Expected volatility	86.5%-98.2%	111.2%-161.7%
Risk-free interest	3.3%- 4.7%	1.7%- 3.7%
Dividend yield	-%	-%
Expected terms (years)	5.8	6.2

E. Warrants:

The remaining outstanding warrants and terms as of December 31, 2023 and 2022 are as follows:

Issuance date	Outstanding and exercisable as of December 31, 2023	Outstanding and exercisable as of December 31, 2022	Exercise Price			Exercisable Through
Series A (2013)	-	183		$2,754.00		April 9, 2023
Warrant to underwriters December 2019	-	45,643		$13.13		June 25, 2023
Warrant to underwriters December 2019	-	47,619		$13.13		June 27, 2023
Warrant to underwriters December 2019	-	45,045		$13.88		June 30, 2023
Series A October 2022	1,022,495	1,022,495		$2.20		October 25, 2027
Series B October 2022	-	1,022,495		$2.20		October 25, 2027
Prefunded warrants October 2022	-	240,000	$	(*	)	No limit
Warrant to underwriters October 2022	51,125	51,125		$6.11		October 21, 2027
Warrant to underwriters May 2023	32,778	-		$2.75		November 23, 2026
Warrant to underwriters May 2023	60,476	-		$2.75		November 24, 2026
Warrant to underwriters June 2023	35,088	-		$2.67		June 2, 2028
Warrant series C June 2023	350,878	-		$2.08		December 6, 2028
Warrant to underwriters June 2023	31,231	-		$4.06		June 28, 2028
Warrant series D June 2023	312,309	-		$3.19		December 28, 2028

(*)	Less than $0.01.

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 11 - BASIC AND DILUTED NET LOSS PER SHARE

The basic and diluted net loss per share and weighted average number of shares of common stock used in the calculation of basic and diluted net loss per share were presented in the consolidated statements of comprehensive loss for the years ended December 31, 2023 and 2022.

In the calculation of the basic and diluted net loss, the Company included warrants that would be exercised for no or little consideration and are exercisable with no contingencies.

Due to the net loss to common shareholders in each of the periods presented above, diluted loss per share was computed without consideration to potentially dilutive instruments as their inclusion would have been anti-dilutive. As of December 31, 2023 and 2022, potentially dilutive securities excluded from the diluted loss per share calculation are as follows:

	For the Years Ended December 31,
	2023	2022

Series A 2013	-	183
Warrant to underwriters December 2019	-	45,643
Warrant to underwriters December 2019	-	47,619
Warrant to underwriters December 2019	-	45,045
Series A and B warrants October 2022	1,022,495	2,044,990
Warrant to underwriters October 2022	51,125	51,125
Warrant to underwriters May 2023	32,778	-
Warrant to underwriters May 2023	60,476	-
Warrant to underwriters June 2023	35,088	-
Warrant series C June 2023	350,878	-
Warrant to underwriters June 2023	31,231	-
Warrant series D June 2023	312,309	-
Outstanding employee stock options to purchase common stock	2,095,362	1,507,137

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 12 - RESEARCH AND DEVELOPMENT EXPENSES, NET

	For the Years Ended December 31,
	2023	2022
Payroll and related expenses	$2,455	$3,558
Share-based compensation	407	387
Professional services	1,842	2,097
Materials	520	559
Patents	157	341
Rent	213	224
Office and maintenance expenses	55	100
Depreciation	106	102
Other	248	368
Less - grants	(279)	-
	$5,724	$7,736

NOTE 13 - GENERAL AND ADMINISTRATIVE EXPENSES, NET

	For the Years Ended December 31,
	2023	2022
Payroll and related expenses	$1,223	$1,813
Government fees	58	35
Share-based compensation	988	1,365
Professional services	1,204	1,154
Insurance	442	733
Public and investor relations	148	220
Office and maintenance expenses	95	120
Travel	160	180
Other	94	81
Less – insurance loss recoveries	(281)	(156)
	$4,131	$5,545

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 14 - RELATED PARTIES

There were no material related party transactions in each of the years ended December 31, 2023 and 2022 that were outside of the Company’s normal course of business.

NOTE 15 - TAXES ON INCOME

The Company is subject to U.S. federal tax rate of 21% for the years ended December 31, 2023 and 2022.

The Company has not been audited by the Internal Revenue Service since its incorporation.

As of December 31, 2023 and 2022, the Company has generated accumulated net operating losses in the U.S. of approximately $506,317 and $502,053, respectively. Net operating losses in the United States are available through 2035. Utilization of U.S. net operating losses may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

Microbot Israel is subject to Israeli corporate tax rate of 23% for the years ended 2023 and 2022. Microbot Israel has not received a final tax assessment since 2018.

As of December 31, 2023 and 2022, Microbot Israel has generated accumulated net operating losses in Israel of approximately $41,164 and $34,688, respectively, which may be carried forward and offset against taxable income in the future for an indefinite period.

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

	As of December 31,
	2023	2022

Net operating loss carryforwards	$115,778	$113,393
Operating lease liabilities	53	105
Accrued vacation pay	59	71
Legal settlement accrual	464	-
Advance payment from IIA	17	-
Total deferred tax assets	116,371	113,569
Less: valuation allowance	(116,014)	(113,455)
Net deferred tax assets	357	114

Operating leases, right-of-use assets	(60)	(114)
Grant receivable (Ministry of Economy)	(5)	-
Insurance recovery receivable	(280)	-
Marketable securities	(12)	-
Total deferred tax liabilities	(357)	(114)
Total net deferred tax assets	$-	$-

Reconciliation of Income Taxes:

The main reconciling item between the statutory tax rate of the Company and the effective tax rate is the recognition of valuation allowance in respect of deferred taxes relating to accumulated net operating losses carried forward due to the uncertainty of the realization of such deferred taxes.

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 16 – SUBSEQUENT EVENTS

A. Preferred investment options inducement:

On December 29, 2023, the Company entered into a preferred investment option exercise inducement offer letter with certain holders of existing (i) Series A preferred investment options to purchase 1,022,495 shares of the Company’s common stock at an exercise price of $2.20 per share, issued on October 25, 2022, as amended on May 24, 2023, (ii) Series C preferred investment options to purchase 350,878 shares of the Company’s common stock at an exercise price of $2.075 per share, issued on June 6, 2023, and (iii) Series D preferred investment options to purchase 312,309 shares of the Company’s common stock at an exercise price of $3.19 per share issued on June 26, 2023 (clauses (i) through (iii) collectively, the “Existing Preferred Investment Options”), pursuant to which the holders agreed to exercise for cash their Existing Investment Options to purchase an aggregate of 1,685,682 shares of the Company’s common stock, at a reduced exercised price of $1.62 per share, in consideration for the Company’s agreement to issue new series E preferred investment options having terms to purchase up to 1,685,682 shares of the Company’s common stock (the “Inducement Investment Options”). Each Inducement Investment Option will have an exercise price equal to $1.50 per share, and will be exercisable from the date of the issuance until five and one-half (5.5) years following the date of the issuance. The Company received aggregate gross proceeds of approximately $2,730 from the exercise of the Existing Investment Options by the Holders and the sale of the Inducement Investment Options, before deducting placement agent fees and other offering expenses payable by the Company.

As mentioned in Note 9E above, the Company engaged Wainwright to act as its exclusive placement agent in connection with the transactions summarized above pursuant to an Engagement Letter, dated October 24, 2023 and paid Wainwright a cash fee equal to 7.0% of the gross proceeds received from the exercise of the Existing Investment Options as well as a management fee equal to 1.0% of the gross proceeds from the exercise of the Existing Investment Options. The Company also paid Wainwright $60 for non-accountable expenses, and approximately $16 for certain administrative fees. The Company also issued to Wainwright or its designees preferred investment options to purchase up to 84,284 shares of common stock which have the same terms as the Inducement Investment Options except for an exercise price equal to $2.025 per share. Further, pursuant to the engagement letter, Wainwright has a right of first refusal to act as sole book-running manager, sole underwriter, or sole placement agent with respect to any public offering or private placement of equity, equity-linked or debt securities using an underwriter or placement agent occurring during the twelve-month period following the closing date January 3, 2024.

The Closing of the preferred investment option exercise inducement offer letter, and the modification of the previous warrants, the issuance of the stock and the warrants, and the receipt of cash, all occurred after December 31, 2023.

B. Reinstatement of annual compensation:

On January 8, 2024, the Board of Directors of the Company authorized the reinstatement of the annual fees payable to the independent directors for their services, effective as of January 1, 2024. Such fees were suspended in May 2023 as a result of the Company’s cost reduction plan.

The Company also reinstated in full of the annual compensation of the CEO, effective as of January 1, 2024. Such compensation was reduced by 50% in May 2023 as a result of the Company’s cost reduction plan.

C. Settlement of litigation resulting from the 2017 financing:

On January 26, 2024 (the “Effective Date”), the Company entered into a settlement agreement and release with the Plaintiffs (the “Settlement Agreement”), effectively resolving a lawsuit brought against the Company in 2020. The lawsuit stemmed from securities purchase agreements made between the Company and the third parties in 2017.

Pursuant to the Settlement Agreement, the Company agreed to pay $2,154 consisting of a cash payment of $1,100, covered by the Company’s insurance company, and 1,005,965 shares of restricted common stock. Furthermore, the Company’s insurance company is responsible for covering legal expenses incurred by the Company in relation to the legal proceedings of the Lawsuit. As part of the Settlement Agreement, the Company is also obligated to register the restricted common stock. In February 2024, the Plaintiffs filed a stipulation discontinuing the Lawsuit with prejudice.

The Company concluded the Settlement Agreement gave rise to loss contingencies in the scope of ASC Subtopic 450-20, Contingencies – Loss Contingencies, and as of December 31, 2023, the Company recorded a contingent liability, as the Company deemed it both probable and reasonably estimable.

The Company determined that the loss contingency should be recognized as non-operating losses, offset by loss recoveries received from the Company’s insurance company.

As a result of the Settlement Agreement and the insurance recovery received from the insurance company, as of December 31, 2023, the Company recorded a liability and an asset on its balance sheet totaling $2,211 and $1,335, respectively. Within this asset, $1,100 represents the recovery of the cash payment of the settlement amount, and $235 represents recovery of legal expenses. A net non-operating loss of $1,111 from legal settlement was reflected in the Company’s statement of comprehensive loss for the year ended December 31, 2023.

D. Stock option grants and other compensation:

In February 2024, the Company granted the CEO, certain executives and certain employees, fully vested options to purchase an aggregate of 130,000 shares of the Company’s common stock, at an exercise price per share of $1.2684, attributable to performance goals achieved in January 2024. The Company also granted the CEO and other executives, options to purchase an aggregate of 132,500 shares of common stock at an exercise price per share of $1.25, with vesting based on meeting certain performance conditions in the year 2024.

In February 2024, the Company granted certain employees and advisors, options to purchase an aggregate of 77,500 shares of the Company’s common stock, at an exercise price per share of $1.2684, with a vesting period of three years.

Regarding the CEO’s 2023 annual bonus, in February 2024, the Company paid the CEO 25% of his 2023 annual bonus, amounting to approximately $99, through the grant of fully vested options to purchase an aggregate of 79,567 shares of the Company’s common stock with an exercise price per share of $1.25. The remaining 75% of the CEO’s bonus will be paid in cash contingent upon meeting certain conditions during 2024. As for other Company executives’ 2023 annual bonuses, in February 2024, the Company paid 50% of such bonuses in cash. The remaining 50% of such bonuses will be paid in cash contingent upon meeting certain conditions during 2024. As of December 31, 2023 and for the year then ended, the portions of the bonuses, which were paid in February 2024 in options and cash, were reflected as a liability in the Company’s balance sheet against payroll expenses in the Company’s statement of comprehensive loss, amounting to approximately $140.

E. Return of CardioSert intellectual property assets:

On March 3, 2024, the Company received notice from CardioSert that it was triggering its right to reacquire the Technology, pursuant to its rights under the CardioSert Agreement. The Company expects the transfer of the Technology back to CardioSert will occur in the second fiscal quarter of 2024.

