Form 10-Q
period 2024-03-31
Microbot Medical Inc.
filed 2024-05-15
CIK 883975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,398,964 shares of Common Stock, $0.01 par value at May 14, 2024.

MICROBOT MEDICAL INC. AND SUBSIDIARY

i

MICROBOT MEDICAL INC.

Interim Consolidated Balance Sheets

U.S. dollars in thousands

(Except share and per share data)

	Notes	As of March 31, 2024	As of December 31, 2023
		Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents		$1,162	$2,468
Marketable securities	2	5,187	3,917
Restricted cash		48	49
Insurance recovery receivable related to legal settlement and legal expenses	3G	-	1,335
Prepaid expenses and other current assets		603	152
Total current assets		7,000	7,921

Property and equipment, net		132	146
Operating right-of-use assets		235	260
Total assets		$7,367	$8,327

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable		$96	$357
Lease liabilities		191	191
Legal settlement accrual	3G	-	2,211
Accrued liabilities		896	1,027
Total current liabilities		1,183	3,786

Non-current liabilities:
Long-term lease liabilities		17	40
Total liabilities		1,200	3,826

Shareholders’ equity:

Common stock; $0.01 par value; 60,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 14,398,964 and 11,707,317 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.		145	118
Additional paid-in capital		87,894	83,884
Accumulated deficit		(81,872)	(79,501)
Total shareholders’ equity		6,167	4,501
Total liabilities and shareholders’ equity		$7,367	$8,327

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Consolidated Statements of Comprehensive Loss

U.S. dollars in thousands

(Except share and per share data)

	For the Three Months Ended March 31,
	2024	2023
	Unaudited
Research and development, net	$(1,169)	$(1,617)
General and administrative	(1,215)	(1,302)
Operating loss	(2,384)	(2,919)

Financing income, net	13	66
Net loss	$(2,371)	$(2,853)

Basic and diluted net loss per share	$(0.17)	$(0.36)
Basic and diluted weighted average common shares outstanding	14,055,973	8,013,295

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Consolidated Statements of Shareholders’ Equity

U.S. dollars in thousands

(Except share and per share data)

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balances, December 31, 2022 (Audited)	7,890,628	$80	$75,970	$(68,761)	$7,289
Issuance of common stock upon exercise of warrants	240,000	3	(3)	-	-
Share-based compensation	-	-	412	-	412
Net loss	-	-	-	(2,853)	(2,853)
Balances, March 31, 2023 (Unaudited)	8,130,628	$83	$76,379	$(71,614)	$4,848

Balances, December 31, 2023 (Audited)	11,707,317	$118	$83,884	$(79,501)	$4,501
Issuance of common stock and warrants net of issuance costs (*)	1,685,682	17	2,380	-	2,397
Issuance of common stock relating to settlement agreement (**)	1,005,965	10	1,101	-	1,111
Share-based compensation	-	-	529	-	529
Net loss	-	-	-	(2,371)	(2,371)
Balances, March 31, 2024 (Unaudited)	14,398,964	$145	$87,894	$(81,872)	$6,167

(*)	Net of issuance costs in the amount of $333.
(**)	See Note 3G.

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Consolidated Statements of Cash Flows

U.S. dollars in thousands

	For the Three Months Ended March 31,
	2024	2023
	Unaudited	Unaudited
Operating activities:
Net loss	$(2,371)	$(2,853)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation of property and equipment	28	25
Interest income and unrealized gains from marketable securities, net	-	(27)
Share-based compensation	453	412
Changes in assets and liabilities:
Prepaid expenses and other assets	(389)	140
Other payables and accrued liabilities	(376)	(900)
Insurance recovery related to legal settlement and legal expenses received in cash	1,335	-
Legal settlement paid in cash	(1,100)	-
Net cash flows used in operating activities	(2,420)	(3,203)
Investing activities:
Purchases of property and equipment	(14)	-
Purchases of marketable securities	(5,120)	(638)
Proceeds from sales of a marketable securities	1,350	1,000
Proceeds from maturities of marketable securities	2,500	2,518
Short term deposit	-	3
Net cash flows provided by (used in) investing activities	(1,284)	2,883

Financing activities:
Issuance of common stock and warrants, net of issuance costs	2,397	-
Net cash flows provided by financing activities	2,397	-

Decrease in cash, cash equivalents and restricted cash	(1,307)	(320)
Cash, cash equivalents and restricted cash at beginning of period	2,517	2,519
Cash, cash equivalents and restricted cash at end of period	$1,210	$2,199

Supplemental disclosure of cash flow information:
Cash received from interest	$40	$35

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	$37	$12
Legal settlement settled through issuance of common stock	$1,111	$-
Accrued bonus settled through grant of stock-option awards	$76	$-

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Notes to Interim Consolidated Financial Statements

U.S. dollars in thousands

(Except share and per share data)

NOTE 1 – GENERAL

A. Description of business

Microbot Medical Inc. (the “Company”) is a pre-clinical medical device company specializing in the research, design, and development of next generation robotic endoluminal surgery devices targeting the minimally invasive surgery space. The Company is primarily focused on leveraging its micro-robotic technologies with the goal of redefining surgical robotics while improving surgical outcomes for patients.

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

B. Risk Factors

Going Concern

To date, the Company has not generated revenues from its operations. As of March 31, 2024, the Company had cash equivalents and marketable securities balance of approximately $6,349, excluding restricted cash. Due to continuing research and development activities, the Company expects to continue to incur additional losses for the foreseeable future. The Company implemented a cost reduction program in May 2023, and consummated capital raises in May, June 2023 and in January 2024. The Company will seek to raise additional funds through future issuances of either debt and/or equity securities and possibly additional grants from the Israeli Innovation Authority and other government institutions. The Company’s ability to raise additional capital in the equity and debt markets is dependent on a number of factors, including, but not limited to, the market demand for the Company’s stock, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to the Company.

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

The Company is closely monitoring how the military operation and related activities could adversely effect its anticipated milestones and its Israel-based activities to support future clinical and regulatory milestones, including the Company’s ability to import materials that are required to construct the Company’s devices and to ship them outside of Israel. As of the filing date of the Quarterly Report on Form 10-Q of which these financial statements are a part, the Company has determined that there have not been any materially adverse effects on its business or operations, but it continues to monitor the situation, as any future escalation or change could result in a material adverse effect on the ability of the Company’s Israeli office to support the Company’s clinical and regulatory activities. The Company does not have any specific contingency plans in the event of any such escalation or change.

C. Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission (“SEC”) regulations. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting only of normal recurring adjustments except as otherwise discussed).

Operating results for the three-month period ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed in the preparation of these unaudited interim consolidated financial statements are identical to those applied in the preparation of the Company’s latest annual audited financial statements.

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

The following tables summarizes the Company’s financial assets subject to fair value measurement and the level of inputs used in such measurements as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024
	Total	Level 1	Level 2	Level 3

Money market mutual funds	$5,187	$5,187	$-	$-

	As of December 31, 2023
	Total	Level 1	Level 2	Level 3

Marketable securities:
U.S. treasury securities	$2,497	$2,497	$-	$-
Money market mutual funds	1,420	1,420	-	-
	$3,917	$3,917	$-	$-

The Company’s financial assets are measured at fair value on a recurring basis by level within the fair value hierarchy. The Company’s securities and money market funds are classified as Level 1. Other than that, the Company doesn’t have any other financial assets or financial liabilities marked to market at fair value as of March 31, 2024 and December 31, 2023.

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

The Company recognizes the expense for an equity classified awards subject to performance-based milestone vesting over the remaining service period when management determines that achievement of the milestone is probable. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions at each reporting date. If no explicit service period is determined, the Company estimates the implicit service period based on the timing the employee is expected to achieve the related performance condition.

When no future services are required to be performed by the grantee in exchange for an award of equity instruments, and if such award does not contain a performance or market condition, the cost of the award is expensed on the grant date.

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

NOTE 3 - COMMITMENTS AND CONTINGENCIES

A. Government grants:

Microbot Israel has received grants from the Israeli Innovation Authority (“IIA”) for participation in research and development since 2013 through March 31, 2024 totaling approximately $1,878. This amount includes amounts received in the first quarter of 2024 of approximately $74, which is a portion of an additional grant from the IIA in the amount of approximately NIS 1,620,000 (approximately $447) approved by the IIA on June 1, 2023, to further finance the development of the manufacturing process of the LIBERTY® Endovascular Robotic Surgical System.

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

On December 11, 2022, the Company received approval for a grant from the Ministry of Economy, in the amount of NIS 300,000 (approximately $83), for participation in expenses related to the LIBERTY® Endovascular Robotic Surgical System in the U.S. market. As of March 31, 2024, the Company received approximately $50 of such grant. In relation with the Ministry of Economy grant, the Company is obligated to pay royalties amounting to 3% of future sales of the LIBERTY® Endovascular Robotic Surgical System up to the grant amount plus interest.

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

In October 2022 the Company suspended the SCS project and as a result of the Company’s May 2023 implementation of its core-business focus program and cost reduction plan, the Company returned the licensed intellectual property for the TipCat back to TRDF in June 2023, and returned the licensed intellectual property for the SCS (ViRob) back to TRDF in July 2023. As a result, as of the date of these financial statements, the License Agreement is limited to the certain technology relating to the Company’s LIBERTY® Endovascular Robotic Surgical System.

C. Agreement with CardioSert Ltd.:

On January 4, 2018, Microbot Israel entered into an agreement with CardioSert (the “CardioSert Agreement”) to acquire certain of its patent-protected technology (the “Technology”). Pursuant to the CardioSert Agreement, Microbot Israel made aggregate payments of $300 in cash and 6,738 shares of common stock estimated at $74 to complete the acquisition.

As a result of its core-business focus program and its cost reduction plan enacted in May 2023, the Company terminated the CardioSert Agreement effective as of August 17, 2023 in accordance with its terms and ceased its research and development and commercialization efforts for, and maintaining, the Technology, which resulted in CardioSert triggering on March 3, 2024 its right to reacquire the Technology for nominal consideration. The Company expects the transfer of the Technology back to CardioSert will occur in the second fiscal quarter of 2024.

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

E. Engagement letters with H.C. Wainwright:

In connection with registered direct and private placement offerings, the Company entered into engagement letters (the “Engagement Letters”) with Wainwright on October 3, 2022, on May 16, 2023 and on October 24, 2023, pursuant to which Wainwright agreed to serve as the exclusive placement agent for the issuance and sale of securities of the Company.

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

On January 26, 2024 (the “Effective Date”), the Company entered into a settlement agreement and release with the Plaintiffs (the “Settlement Agreement”), effectively resolving the Lawsuit.

Pursuant to the Settlement Agreement, the Company paid $2,154 consisting of a cash payment of $1,100, covered by the Company’s insurance company, and 1,005,965 shares of restricted common stock which were subsequently registered for resale. Furthermore, the Company’s insurance company is responsible for covering legal expenses incurred by the Company in relation to the legal proceedings of the Lawsuit. In February 2024, the Plaintiffs filed a stipulation discontinuing the Lawsuit with prejudice.

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

As a result of the Settlement Agreement and the insurance recovery received from the insurance company, as of December 31, 2023, the Company recorded a liability and an asset on its balance sheet totaling $2,211 and $1,335, respectively. Within this asset, $1,100 represents the recovery of the cash payment of the settlement amount, and $235 represents recovery of legal expenses. A net non-operating loss of $1,111 from legal settlement was reflected in the Company’s statement of comprehensive loss for the year ended December 31, 2023. In the first quarter of 2024, the Company received $1,335 from the insurance company, subsequently closing the asset recorded as of December 31, 2023. Additionally, during the first quarter of 2024, the Company paid the settlement amount by transferring $1,100 to the Plaintiffs and issuing 1,005,965 shares of the Company’s common stock, thereby closing the liability recorded as of December 31, 2023.

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

On August 22, 2023, the District Court dismissed the Section 10(b) counterclaim in its entirety. After the Company initiated efforts to execute on the $485 judgment against Mona (the “Judgment”), Mona urged the Court to decide the motion to vacate the 16(b) Judgment on the grounds that the Company purportedly lacks Constitutional standing to bring this case, which he originally filed prior to the final dismissal of his 10(b) counterclaim. On January 30, 2024, a Report & Recommendation was issued that the motion be denied, which the Court adopted in the entirety in an Order on March 5, 2024. Mona has purported to appeal that denial. The Company believes Mona’s purported appeal is untimely and substantively meritless.

The Court has permitted the Company’s ongoing execution efforts to continue notwithstanding Mona’s purported appeal of the Court’s denial of Mona’s subsequent motion to vacate the Judgment. As of May 10, 2024, Mona posted a bond in the full amount of the Judgment.

I. Contingent bonus commitments based on future capital raising:

During February 2024, the Compensation Committee of the Board of Directors of the Company approved certain bonuses contingent on future capital raising efforts. These bonuses, associated with the fiscal year ended December 31, 2023, are detailed as follows:

The Company’s CEO is entitled to a contingent cash bonus of approximately $298, which is divided into two contingent portions. The first 50% of the CEO’s contingent bonus ($149) is payable upon the Company raising at least $3,000 in new funds by June 30, 2024. The remaining 50% ($149), payable upon the Company raising at least $6,000 in new funds by September 30, 2024 (cumulative, so if $3,000 is not raised by June 30, 2024 but the full $6,000 is raised by September 30, 2024, the full amount is payable).

Other executives are entitled to a contingent total bonus of NIS 230,736 (approximately $60), which is payable upon the Company raising at least $3,000 in new funds by September 30, 2024. The Company’s management is unable to predict the likelihood of securing additional capital; therefore, as of March 31, 2024, the Company has not recorded a liability for any contingent bonus.

NOTE 4 - SHARE CAPITAL

A. Share capital developments

As of March 31, 2024, and December 31, 2023, the Company had, respectively, 14,398,964 and 11,707,317 shares of common stock issued and outstanding.

B. Preferred investment options inducement

On December 29, 2023, the Company entered into a preferred investment option exercise inducement offer letter with certain holders of existing (i) Series A preferred investment options to purchase 1,022,495 shares of the Company’s common stock at an exercise price of $2.20 per share, issued on October 25, 2022, as amended on May 24, 2023, (ii) Series C preferred investment options to purchase 350,878 shares of the Company’s common stock at an exercise price of $2.075 per share, issued on June 6, 2023, and (iii) Series D preferred investment options to purchase 312,309 shares of the Company’s common stock at an exercise price of $3.19 per share issued on June 26, 2023 (clauses (i) through (iii) collectively, the “Existing Preferred Investment Options”), pursuant to which the holders agreed to exercise for cash their Existing Investment Options to purchase an aggregate of 1,685,682 shares of the Company’s common stock, at a reduced exercised price of $1.62 per share, in consideration for the Company’s agreement to issue new series E preferred investment options having terms to purchase up to 1,685,682 shares of the Company’s common stock (the “Inducement Investment Options”). Each Inducement Investment Option will have an exercise price equal to $1.50 per share, and will be exercisable from the date of the issuance until five and one-half (5.5) years following the date of the issuance. The Company received aggregate gross proceeds of approximately $2,730 from the exercise of the Existing Investment Options by the Holders and the sale of the Inducement Investment Options, before deducting placement agent fees and other offering expenses of approximately $333. The Company also issued to Wainwright or its designees preferred investment options to purchase up to 84,284 shares of common stock which have the same terms as the Inducement Investment Options except for an exercise price equal to $2.025 per share. Further, pursuant to the engagement letter, Wainwright has a right of first refusal to act as sole book-running manager, sole underwriter, or sole placement agent with respect to any public offering or private placement of equity, equity-linked or debt securities using an underwriter or placement agent occurring during the twelve-month period following the closing date January 3, 2024.

C. Equity component of settlement amount

As part of the Settlement Agreement (refer to Note 3G above), the Company issued 1,005,965 shares of the Company’s common stock.

D. Equity classification

The common stock of the Company are recognized as equity under the requirements of ASC Topic 505 Equity.

The Company analyzed the accounting treatment for the series E preferred investment options and concluded that they should be classified as equity.

The Company analyzed the accounting treatment for the preferred investment options issued to Wainwright. Since the Company did not identify any features causing liability classification according to ASC 718, it concluded that all such preferred investment options are equity-classified awards.

E. Employee Stock Option Grants

In February 2024, the Company granted the CEO, certain executives and certain employees, fully vested options to purchase an aggregate of 130,000 shares of the Company’s common stock, at an exercise price per share of $1.2684, attributable to performance goals achieved in January 2024.

The Company also granted the CEO and other executives, options to purchase an aggregate of 132,500 shares of the Company’s common stock at an exercise price per share of $1.25, with vesting based on meeting certain performance conditions in the year 2024. The Company’s management believes that meeting the performance conditions is tied to the Company’s ability to secure additional capital. Therefore, as of March 31, 2024, the Company has not recorded any expense related to this performance condition grant.

In February 2024, the Company granted the CEO and certain employees and advisors, options to purchase an aggregate of 195,000 shares of the Company’s common stock, at an exercise price per share of $1.2684, with a vesting period of three years. Regarding the CEO’s 2023 annual bonus, in February 2024, the Company paid the CEO 25% of his 2023 annual bonus, amounting to approximately $99, through the grant of fully vested options to purchase an aggregate of 79,567 shares of the Company’s common stock with an exercise price per share of $1.25.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The following discussion should be read in conjunction with our unaudited financial statements and related notes included in Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Certain information contained in this MD&A includes “forward-looking statements.” Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition and results of operations, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our existing and proposed business, including many assumptions regarding future events. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including those risks described in detail in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

In October 2023, we announced the successful initial outcomes from our pivotal preclinical study with the LIBERTY® Endovascular Robotic Surgical System. The pivotal study was conducted by three leading interventional radiologists that utilized the LIBERTY® Endovascular Robotic Surgical System to reach a total of 48 animal targets. A total of 6 LIBERTY® Endovascular Robotic Surgical Systems were used in the study. All 6 LIBERTY® Endovascular Robotic Surgical Systems performed flawlessly, with 100% usability and technical success. No acute adverse events or complications were visually observed intra-operative. In December 2023, we announced that the final histopathology and lab report supplements our previous findings, and that the results of the study will support our IDE submission to the FDA to commence human clinical study. On January 29, 2024, the Company submitted an Investigational Device Exemption (IDE) application with the U.S. Food and Drug Administration, in order to commence its pivotal clinical trial in humans, and as of the filing date of this Quarterly Report on Form 10-Q, we are continuing our interaction with the FDA regarding our IDE submission process.

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

The Company currently anticipates receiving 510(k) clearance from the US Food & Drug Administration in the first half of 2025, and CE Mark approval in the second half of 2025.

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

Israel-Hamas War

On October 7, 2023, the State of Israel, where the Company’s research and development and other operations are primarily based, suffered a surprise attack by hostile forces from Gaza, which led to the declaration by Israel of the “Iron Swords” military operation. This military operation and related activities are on-going as of the filing date of this Quarterly Report on Form 10-Q.

The Company has considered various ongoing risks relating to the military operation and related matters, including:

●	That some of the Company’s Israeli subcontractors, vendors, suppliers and other companies in which the Company relies, are currently only partially active, as instructed by the relevant authorities; and

●	A slowdown in the number of international flights in and out of Israel.

The Company is closely monitoring how the military operation and related activities could adversely effect its anticipated milestones and its Israel-based activities to support future clinical and regulatory milestones, including the Company’s ability to import materials that are required to construct the Company’s devices and to ship them outside of Israel. As of the filing date of this Quarterly Report on Form 10-Q, the Company has determined that there have not been any materially adverse effects on its business or operations, but it continues to monitor the situation, as any future escalation or change could result in a material adverse effect on the ability of the Company’s Israeli office to support the Company’s clinical and regulatory activities. The Company does not have any specific contingency plans in the event of any such escalation or change.

Financial Operations Overview

Research and Development Expenses, net

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

Results of Operations

Comparison of Three Months Ended March 31, 2024 and 2023

The following table sets forth the key components of Microbot’s results of operations for the three month periods ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	Change

Research and development expenses, net	$(1,169)	$(1,617)	$448
General and administrative expenses	(1,215)	(1,302)	87
Financing income, net	13	66	(53)

Research and Development Expenses. The decrease in research and development expenses for the three months ended March 31, 2024 compared to March 31, 2023 was primarily due to reduction in payroll due to an increase in vacation utilization, deduction of government grants and decrease in expenses related to the outsourcing of the manufacturing of the Company’s LIBERTY product.

General and Administrative Expenses. The decrease in general and administrative expenses for the three months ended March 31, 2024 compared to March 31, 2023 was primarily due to lower travel expenses in the first quarter of 2024 and lower payroll expenses compared to the comparable period in 2023, offset by increase in stock base compensation due to new option grants and increase in professional services.

Financing Income. The decrease in financing income, net for the three months ended March 31, 2024 compared to March 31, 2023, was primarily due to foreign exchange differences and a decrease in interest income.

Liquidity and Capital Resources

To date, Microbot has not generated revenues from operations. Microbot has incurred losses since inception and negative cash flows from operating activities for all periods presented. As of March 31, 2024, Microbot had a net working capital of approximately $5.8 million, consisting primarily of cash and cash equivalents and marketable securities. This compares to net working capital of approximately $4.1 million as of December 31, 2023. Microbot anticipates that it will continue to incur net losses for the foreseeable future as it continues research and development efforts of its primary product candidate and continues to incur costs associated with being a public company.

Microbot has funded its operations through the issuance of capital stock, grants from the Israeli Innovation Authority, and convertible debt. Since inception (November 2010) through March 31, 2024, Microbot has raised cash proceeds of approximately $69.3 million and incurred a total cumulative loss of approximately $81.9 million.

Microbot Israel obtained from the Israeli Innovation Authority (“IIA”) grants for participation in research and development for the years 2013 through March 31, 2024 in the total amount of approximately $1.9 million. This amount includes amounts received in the first quarter of 2024 of approximately $74,000, which are a portion of an additional grant from the IIA in the amount of approximately NIS 1.6 million (approximately $447,000) approved by the IIA on June 1, 2023, to further finance the development of the manufacturing process of the LIBERTY® Endovascular Robotic Surgical System. On January 4, 2018, Microbot Israel entered into an agreement with CardioSert to acquire certain of its patent-protected technology, which we expect to return shortly. CardioSert received grants from the IIA in the aggregate amount of approximately $530,000 and Microbot Israel took over the liability to repay such grants, although we expect that we will cease to have any obligations under the CardioSert grants once that technology is returned. On October 6, 2022, Microbot Israel entered into an agreement with Nitiloop Ltd. to acquire substantially all of its assets. Nitiloop received grants from the IIA in the aggregate amount of approximately $925,000 and Microbot Israel took over the liability to repay such grants.

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

During the second fiscal quarter of 2023, Microbot commenced a core-business focus program and a cost reduction plan while it sought to raise sufficient additional capital to continue development of the LIBERTY® Endovascular Robotic Surgical System. In May and June 2023, Microbot raised aggregate gross proceeds of approximately $7.6 million, before fees and expenses of approximately $1.1 million, from investors, to continue to fund its operations and research and development activities and will need additional funds to continue the FDA approval process for the LIBERTY® Endovascular Robotic Surgical System. We also raised approximately $2.7 million in gross proceeds, before fees and expenses of approximately $333,000, from financing activities in January 2024. To the extent available, Microbot intends to raise capital through future public and private issuances of debt and/or equity securities. The capital raises from issuances of convertible debt and equity securities could result in additional dilution to Microbot’s shareholders. In addition, to the extent Microbot determines to incur additional indebtedness, Microbot’s incurrence of additional debt could result in debt service obligations and operating and financing covenants that would restrict its operations. Microbot can provide no assurance that financing will be available in the amounts it needs, at the times it needs it or on terms acceptable to it, if at all.

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

Cash Flows

The following table provides a summary of the net cash flow activity for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash flows used in operating activities	$(2,420)	$(3,203)
Net cash flows provided by (used in) investing activities	(1,284)	2,883
Net cash flows used in financing activities	2,397	-
Decrease in cash, cash equivalents and restricted cash	$(1,307)	$(320)

The decrease in 2024 in net cash flows from operating activities was primarily from a decrease in research and development expenses relating to the LIBERTY® Endovascular Robotic Surgical System as a result of the Company’s May 2023 cost reduction plan and core-business focus program.

The decrease in 2024 in net cash flows from investing activities was mainly due to an increase in the acquisition of marketable securities.

The increase in 2024 in net cash flows from financing activities was due to the Company’s raising of capital pursuant to its warrant reset offering which closed in January 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Microbot’s cash and cash equivalents as of March 31, 2024 consisted of readily available checking and money market funds. Microbot’s primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in Microbot’s portfolio, a sudden change in market interest rates would not be expected to have a material impact on Microbot’s financial condition and/or results of operations. Microbot does not believe that its cash or cash equivalents have significant risk of default or illiquidity. While Microbot believes its cash and cash equivalents do not contain excessive risk, Microbot cannot provide absolute assurance that in the future its investments will not be subject to adverse changes in market value. In addition, Microbot maintains significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2024. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the management of the Company, have determined that as of March 31, 2024, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Other Legal Proceedings

See also “Note 3.H. Mona Litigation:”, to the financial statements included earlier in this Quarterly Report on Form 10-Q.

Other than the foregoing, we are not currently a party in any legal proceeding or governmental regulatory proceeding nor are we currently aware of any pending or potential legal proceeding or governmental regulatory proceeding proposed to be initiated against us, in any case that would have a material adverse effect on us or our business.

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2024, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

2.1	Agreement and Plan of Merger and Reorganization, dated as of August 15, 2016, by and among StemCells, Inc., C&RD Israel Ltd. and Microbot Medical Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 15, 2016).
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and filed on March 15, 2007).
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 29, 2016).
3.3	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 4, 2018).
3.4	Amended and Restated By-Laws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 3, 2016).
3.5	Certificate of Elimination (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 12, 2018).
3.6	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 11, 2019).
3.7	Amendment to Section 5 of the Amended and Restated By-Laws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 3, 2021).
4.1	Description of the Company’s Securities (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019).
4.2	Form of Series A Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 25, 2022)
4.3	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 25, 2022)
4.4	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 23, 2023)
4.5	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 24, 2023)
4.6	Form of Warrant Amendment Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 24, 2023)
4.7	Form of Series C Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 6, 2023)
4.8	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 6, 2023)
4.9	Form of Series D Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 28, 2023)
4.10	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 28, 2023)
4.11	Form of Inducement Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 2, 2024)
4.12	Form of Placement Agent Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 2, 2024)
10.1	Form of Inducement Letter (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 2, 2024)
10.2	Settlement Agreement and Release dated as of January 26, 2024 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 30, 2024)
10.3	Registration Rights Agreement dated as of January 26, 2024 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 30, 2024)
31.1	Certification of Harel Gadot, Chairman, President and Chief Executive Officer
31.2	Certification of Rachel Vaknin, Chief Financial Officer
32.1	Certification of Harel Gadot, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Rachel Vaknin, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1	Inline XBRL Instance - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation.
101.DEF	Inline XBRL Taxonomy Extension Definition.
101.LAB	Inline XBRL Taxonomy Extension Labels.
101.PRE	Inline XBRL Taxonomy Extension Presentation.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of May, 2024.

MICROBOT MEDICAL INC.

By:	/s/ Harel Gadot
Name:	Harel Gadot
Title:	Chairman, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Rachel Vaknin
Name:	Rachel Vaknin
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

