Form 10-Q
period 2024-06-30
Microbot Medical Inc.
filed 2024-08-14
CIK 883975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 16,504,433 shares of Common Stock, $0.01 par value at August 9, 2024.

MICROBOT MEDICAL INC. AND SUBSIDIARY

i

MICROBOT MEDICAL INC.

Interim Condensed Consolidated Balance Sheets

U.S. dollars in thousands

(Except share and per share data)

		As of	As of
	Notes	June 30, 2024	December 31, 2023
		Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents		$2,465	$2,468
Marketable securities	2	3,997	3,917
Restricted cash		48	49
Insurance recovery receivable related to legal settlement and legal expenses	3G	-	1,335
Prepaid expenses and other current assets		628	152
Total current assets		7,138	7,921

Property and equipment, net		122	146
Operating right-of-use assets		174	260
Total assets		$7,434	$8,327

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable		$178	$357
Lease liabilities		110	191
Legal settlement accrual	3G	-	2,211
Accrued liabilities		1,053	1,027
Total current liabilities		1,341	3,786

Non-current liabilities:
Long-term lease liabilities		38	40
Total liabilities		1,379	3,826

Shareholders’ equity:

Common stock; $0.01 par value; 60,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 15,965,633 and 11,707,317 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.		161	118
Additional paid-in capital		90,231	83,884
Accumulated deficit		(84,337)	(79,501)
Total shareholders’ equity		6,055	4,501
Total liabilities and shareholders’ equity		$7,434	$8,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Condensed Consolidated Statements of Comprehensive Loss

U.S. dollars in thousands

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	Unaudited		Unaudited
Research and development, net	$(1,417)	$(1,365)	$(2,586)	$(2,982)
General and administrative, net	(1,094)	(959)	(2,309)	(2,261)
Operating loss	(2,511)	(2,324)	(4,895)	(5,243)

Financing income, net	46	37	59	103
Net loss	$(2,465)	$(2,287)	$(4,836)	$(5,140)

Basic and diluted net loss per share	$(0.17)	$(0.25)	$(0.33)	$(0.60)
Basic and diluted weighted average common shares outstanding	14,846,584	9,198,806	14,451,279	8,609,325

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Condensed Consolidated Statements of Shareholders’ Equity

U.S. dollars in thousands

(Except share and per share data)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balances, December 31, 2022 (Audited)	7,890,628	$80	$75,970	$(68,761)	$7,289
Share-based compensation	-	-	412	-	412
Issuance of common stock upon exercise of warrants	240,000	3	(3)	-	-
Net loss	-	-	-	(2,853)	(2,853)
Balances, March 31, 2023 (Unaudited)	8,130,628	$83	$76,379	$(71,614)	$4,848
Share-based compensation	-	-	349	-	349
Issuance of common stock and warrants net of issuance costs	3,576,689	35	6,523	-	6,558
Net loss	-	-	-	(2,287)	(2,287)
Balances, June 30, 2023 (Unaudited)	11,707,317	$118	$83,251	$(73,901)	$9,468

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balances, December 31, 2023 (Audited)	11,707,317	$118	$83,884	$(79,501)	$4,501
Share-based compensation	-	-	529	-	529
Issuance of common stock and warrants net of issuance costs (*)	1,685,682	17	2,380	-	2,397
Issuance of common stock relating to settlement agreement (**)	1,005,965	10	1,101	-	1,111
Net loss	-	-	-	(2,371)	(2,371)
Balances, March 31, 2024 (Unaudited)	14,398,964	$145	$87,894	$(81,872)	$6,167
Share-based compensation	-	-	331	-	331
Issuance of common stock and warrants net of issuance costs (***)	1,566,669	16	2,006	-	2,022
Net loss	-	-	-	(2,465)	(2,465)
Balances, June 30, 2024 (Unaudited)	15,965,633	$161	$90,231	$(84,337)	$6,055

(*)	Net of issuance costs in the amount of approximately $333. See Note 4A.
(**)	See Note 3G.
(***)	Net of issuance costs in the amount of approximately $328, of which approximately $52 had not been paid as of June 30, 2024. See also Note 4B.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Condensed Consolidated Statements of Cash Flows

U.S. dollars in thousands

	For the Six Months Ended June 30,
	2024	2023
	Unaudited	Unaudited
Operating activities:
Net loss	$(4,836)	$(5,140)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation of property and equipment	42	51
Interest income and unrealized gains from marketable securities, net	-	(35)
Share-based compensation	784	761
Changes in assets and liabilities:
Prepaid expenses and other assets	(215)	318
Other payables and accrued liabilities	(387)	(1,012)
Insurance recovery related to legal settlement and legal expenses received in cash	1,335	-
Legal settlement paid in cash	(1,100)	-
Net cash flows used in operating activities	(4,377)	(5,057)
Investing activities:
Purchases of property and equipment	(18)	(10)
Purchases of marketable securities	(5,120)	(3,194)
Proceeds from sales of marketable securities	2,540	1,000
Proceeds from maturities of marketable securities	2,500	3,789
Short term deposit	-	3
Net cash flows provided by (used in) investing activities	(98)	1,588

Financing activities:
Issuance of common stock and warrants, net of issuance costs	4,471	6,719
Net cash flows provided by financing activities	4,471	6,719

Increase (decrease) in cash, cash equivalents and restricted cash	(4)	3,250
Cash, cash equivalents and restricted cash at beginning of period	2,517	2,519
Cash, cash equivalents and restricted cash at end of period	$2,513	$5,769

Supplemental disclosure of cash flow information:
Cash received from interest	$109	$75

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	$37	$20
Issuance expenses	$52	$160
Legal settlement settled through issuance of common stock	$1,111	$-
Accrued bonus settled through grant of stock-option awards	$76	$-
Deferred issuance expenses	$138	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROBOT MEDICAL INC.

Notes to Interim Condensed Consolidated Financial Statements

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

B. Risk Factors

Going Concern

To date, the Company has not generated revenues from its operations. As of June 30, 2024, the Company had cash equivalents and marketable securities balance of approximately $6,462, excluding restricted cash. Due to continuing research and development activities, the Company expects to continue to incur additional losses for the foreseeable future, as well as to seek to raise additional funds through future issuances of either debt and/or equity securities and possibly additional grants from government institutions. The Company will require additional capital and its ability to raise additional capital in the equity and debt markets is dependent on a number of factors, including, but not limited to, the market demand for the Company’s stock, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to the Company.

Accordingly, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

War in Israel

On October 7, 2023, the State of Israel, where the Company’s operations are primarily based, suffered a surprise attack by hostile forces from Gaza, which led to ongoing military operations and armed conflicts in the Gaza Strip. It continues to evolve and has since spread to northern Israel and threatens to spread to other Middle Eastern countries including Lebanon and Iran. These military operations and related activities are on-going as of the issuance date of these financial statements.

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

C. Unaudited Interim Condensed Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim condensed financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission (“SEC”) regulations. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting only of normal recurring adjustments except as otherwise discussed). These interim condensed consolidated financial statements should be read in conjunction with the latest audited financial statements.

Operating results for the six-month period ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed in the preparation of these unaudited interim condensed consolidated financial statements are identical to those applied in the preparation of the Company’s latest annual audited financial statements, except if noted below.

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

The following tables summarizes the Company’s financial assets subject to fair value measurement and the level of inputs used in such measurements as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024
	Total	Level 1	Level 2	Level 3

Money market mutual funds	$3,997	$3,997	$-	$-

	As of December 31, 2023
	Total	Level 1	Level 2	Level 3

Marketable securities:
U.S. treasury securities	$2,497	$2,497	$-	$-
Money market mutual funds	1,420	1,420	-	-
	$3,917	$3,917	$-	$-

The Company’s financial assets are measured at fair value on a recurring basis by level within the fair value hierarchy. The Company’s securities and money market funds are classified as Level 1. Other than that, the Company doesn’t have any other financial assets or financial liabilities marked to market at fair value as of June 30, 2024 and December 31, 2023.

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

The expected stock option term is calculated for stock options granted using the “simplified” method for awards that qualify as “plain-vanilla” options. Changes in the determination of each of the inputs can affect the fair value of the stock options granted and the results of operations of the Company.

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

Segment Reporting

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendment is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

A. Government grants:

Microbot Israel has received grants from the Israeli Innovation Authority (“IIA”) for participation in research and development since 2013 through June 30, 2024 totaling approximately $1,878. This amount includes amounts received in the first quarter of 2024 of approximately $74, which is a portion of an additional grant from the IIA in the amount of approximately NIS 1,620,000 (approximately $447) approved by the IIA on June 1, 2023, to further finance the development of the manufacturing process of the LIBERTY® Endovascular Robotic Surgical System.

In addition, as a result of the agreement with CardioSert Ltd. (“CardioSert”) on January 4, 2018, Microbot Israel took over the liability to repay CardioSert’s IIA grants in the aggregate amount of approximately $530. See also Notes 3C and 5C below.

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

On December 11, 2022, the Company received approval for a grant from the Ministry of Economy, in the amount of NIS 300,000 (approximately $83), for participation in expenses related to the LIBERTY® Endovascular Robotic Surgical System in the U.S. market. As of June 30, 2024, the Company received approximately $50 of such grant. In relation with the Ministry of Economy grant, the Company is obligated to pay royalties amounting to 3% of future sales of the LIBERTY® Endovascular Robotic Surgical System up to the grant amount plus interest.

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

As a result of its core-business focus program and its cost reduction plan enacted in May 2023, the Company terminated the CardioSert Agreement effective as of August 17, 2023 in accordance with its terms and ceased its research and development and commercialization efforts for, and maintaining, the Technology, which resulted in CardioSert triggering on March 3, 2024 its right to reacquire the Technology for nominal consideration. See also Note 5C below.

D. ATM agreement:

On June 10, 2021, the Company entered into an At-the-Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co. LLC (“Wainwright”), as sales agent, in connection with an “at the market offering” under which the Company may offer and sell, from time to time in its sole discretion, shares of its common stock having an aggregate offering price of up to $10,000 at market prices or as otherwise agreed with Wainwright. Through June 30, 2024, the Company has not sold any shares of common stock pursuant to the ATM Agreement. See Note 5A below.

E. Engagement letters with H.C. Wainwright:

In connection with registered direct and private placement offerings, the Company entered into engagement letters (the “Engagement Letters”) with Wainwright on October 3, 2022, on May 16, 2023, on October 24, 2023 and on May 29, 2024, pursuant to which Wainwright agreed to serve as the exclusive placement agent for the issuance and sale of securities of the Company.

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

On August 22, 2023, the District Court dismissed the Section 10(b) counterclaim in its entirety. After the Company initiated efforts to execute on the $485 judgment against Mona (the “Judgment”), Mona urged the Court to decide the motion to vacate the 16(b) Judgment on the grounds that the Company purportedly lacks Constitutional standing to bring this case, which he originally filed prior to the final dismissal of his 10(b) counterclaim. On January 30, 2024, a Report & Recommendation was issued that the motion be denied, which the Court adopted in the entirety in an Order on March 5, 2024. Mona has purported to appeal that denial. The Company believes Mona’s purported appeal is untimely and substantively meritless. Mona’s appellate brief was filed on June 28, 2024. The Company’s opposition is due to be filed on September 26, 2024.

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

Other executives are entitled to an aggregate contingent total bonus of NIS 230,736 (approximately $61), which is payable upon the Company raising at least $3,000 in new funds by September 30, 2024. The Company’s management is unable to predict the likelihood of securing additional capital; therefore, as of June 30, 2024, the Company has not recorded a liability for any contingent bonus. See also Note 5B below.

NOTE 4 - SHARE CAPITAL

A. Preferred investment options inducement

On December 29, 2023, the Company entered into a preferred investment option exercise inducement offer letter with certain holders of existing (i) Series A preferred investment options to purchase 1,022,495 shares of the Company’s common stock at an exercise price of $2.20 per share, issued on October 25, 2022, as amended on May 24, 2023, (ii) Series C preferred investment options to purchase 350,878 shares of the Company’s common stock at an exercise price of $2.075 per share, issued on June 6, 2023, and (iii) Series D preferred investment options to purchase 312,309 shares of the Company’s common stock at an exercise price of $3.19 per share issued on June 26, 2023 (clauses (i) through (iii) collectively, the “Existing Preferred Investment Options”), pursuant to which the holders agreed to exercise for cash their Existing Preferred Investment Options to purchase an aggregate of 1,685,682 shares of the Company’s common stock, at a reduced exercised price of $1.62 per share, in consideration for the Company’s agreement to issue new series E preferred investment options having terms to purchase up to 1,685,682 shares of the Company’s common stock (the “Inducement Investment Options”). Each Inducement Investment Option will have an exercise price equal to $1.50 per share, and will be exercisable from the date of the issuance until five and one-half (5.5) years following the date of the issuance. The Company received aggregate gross proceeds of approximately $2,730 from the exercise of the Existing Preferred Investment Options by the Holders and the sale of the Inducement Investment Options, before deducting placement agent fees and other offering expenses of approximately $333. The Company also issued to Wainwright or its designees preferred investment options to purchase up to 84,284 shares of common stock which have the same terms as the Inducement Investment Options except for an exercise price equal to $2.025 per share. Further, pursuant to the engagement letter, Wainwright has a right of first refusal to act as sole book-running manager, sole underwriter, or sole placement agent with respect to any public offering or private placement of equity, equity-linked or debt securities using an underwriter or placement agent occurring during the twelve-month period following the closing date January 3, 2024.

B. June 2024 Offerings

On June 3, 2024, the Company entered into Securities Purchase Agreements with institutional investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering priced at-the-market under the rules of The Nasdaq Stock Market, an aggregate of 1,566,669 shares of the Company’s common stock, par value $0.01 per share, at an offering price of $1.50 per share, for aggregate gross proceeds from the Offerings of approximately $2,350 before deducting the placement agent fee and related offering expenses of approximately $328. In a concurrent private placement, the Company agreed to issue to the investors series F preferred investment options to purchase up to 3,133,338 shares of common stock at an exercise price of $1.50 per share. Each Series F preferred investment option is exercisable immediately and will expire two years from the initial exercise date.

The Company also issued to Wainwright or its designees preferred investment options to purchase up to 78,333 shares of common stock which have the same terms as investors’ preferred investment options except for an exercise price equal to $1.875 per share.

C. Equity component of settlement amount

As part of the Settlement Agreement (refer to Note 3G above), the Company issued 1,005,965 shares of the Company’s common stock.

D. Equity classification

The common stock of the Company are recognized as equity under the requirements of ASC Topic 505 Equity.

The Company analyzed the accounting treatment for the series E and series F preferred investment options and concluded that they should be classified as equity.

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

The Company also granted the CEO and other executives, options to purchase an aggregate of 132,500 shares of the Company’s common stock at an exercise price per share of $1.25, with vesting based on meeting certain performance conditions in the year 2024. For some of the performance-based grants, as of June 30, 2024, the Company estimated that such performance conditions will be met, and therefore, the Company recorded a total expense of $8 in the second quarter of 2024. For other performance-based grants that the Company’s management believes are tied to the Company’s ability to secure additional capital, the Company did not record an expense.

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

NOTE 5 – SUBSEQUENT EVENTS

A. Reinstatement of ATM

The Company entered into an amendment, dated July 1, 2024, to the ATM Agreement with Wainwright dated June 10, 2021, relating to the offer and sale of shares of the Company’s common stock having an aggregate offering price of up to approximately $4,820 from time to time through Wainwright, acting as sales agent. From July 1, 2024 through August 9, 2024, the Company issued an aggregate of 538,800 shares of the Company’s common stock under the ATM Agreement for aggregate gross proceeds to the Company of approximately $584.

B. Contingent Bonus Payments

In July 2024, the Compensation Committee of the Board of Directors of the Company approved the payment of the first 50% of the contingent bonus to the Company’s CEO in the amount of approximately $149, and approved the payments of the second 50% of the contingent bonuses to the Company’s CFO and CTO in the aggregate amount of approximately $61.

C. Return of CardioSert Assets

In July 2024, Microbot Israel transferred the Technology back to CardioSert, for nominal consideration, pursuant to the terms of the CardioSert Agreement. As a result, Microbot Israel’s liability to repay CardioSert’s IIA grants in the aggregate amount of approximately $530 was also transferred back to CardioSert.

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

In October 2023, we announced the successful initial outcomes from our pivotal preclinical study with the LIBERTY® Endovascular Robotic Surgical System. The pivotal study was conducted by three leading interventional radiologists that utilized the LIBERTY® Endovascular Robotic Surgical System to reach a total of 48 animal targets. A total of 6 LIBERTY® Endovascular Robotic Surgical Systems were used in the study. All 6 LIBERTY® Endovascular Robotic Surgical Systems performed flawlessly, with 100% usability and technical success. No acute adverse events or complications were visually observed intra-operative. In December 2023, we announced that the final histopathology and lab report supplements our previous findings, and that the results of the study will support our Investigational Device Exemption (“IDE”) submission to the FDA to commence human clinical study.

On October 24, 2023, we announced that we received confirmation for the commencement of the process to support our future CE Mark approval, and to ultimately allow us to market the LIBERTY® Endovascular Robotic Surgical System in Europe as well as other regions who accept the CE Mark. As a result, we recently were granted ISO 13485 certification for our quality management system, which is required to obtain CE mark approval for sales in the European Union. In addition, in view of the recent revision published by the U.S. Food & Drug Administration (FDA) regarding the QMSR (quality system management regulation) and its incorporation by reference of the ISO 13485 standard, we believe it will help streamline our transition into this revised FDA regulation.

On January 29, 2024, the Company submitted an Investigational Device Exemption (IDE) application with the FDA, in order to commence its pivotal clinical trial in humans. On June 3, 2024, we announced that we have received the FDA’s approval to proceed with our pivotal human clinical trial as part of our IDE application for our LIBERTY® Endovascular Robotic Surgical System. Since then, Brigham and Women’s Hospital, Boston, Massachusetts, Baptist Hospital of Miami, which includes Miami Cardiac & Vascular Institute and Miami Cancer Institute, and Memorial Sloan Kettering Cancer Center, New York, have each enrolled in the clinical trial as part of the IDE for the Company’s LIBERTY® Endovascular Robotic Surgical System, and the Company expects the results will support the future marketing submission to the FDA and subsequent commercialization.

In parallel to commencing the pivotal human clinical trial, we are completing our biocompatibility tests as required by our IDE application.

The Company currently anticipates receiving 510(k) clearance from the FDA in the first half of 2025. Due to recent changes in the regulations that govern the production and distribution of medical devices in Europe (EU MDR), where the Company has already achieved the first step of obtaining the ISO 13485 certification, the Company now anticipates CE Mark approval in the second half of 2026. However, we can give no assurance that we will meet either or both of these projected milestones, if ever.

The Company entered into an agreement with Emory University, which will allow the parties to evaluate and explore the potential for a future collaboration in connection with autonomous robotics in endovascular procedures. Under the terms of the agreement, Emory University will assume the responsibility of exploring the feasibility of integrating the LIBERTY® Endovascular Robotic Surgical System with an imaging system to create an autonomous robotic system for endovascular procedures.

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

War in Israel

On October 7, 2023, the State of Israel, where the Company’s research and development and other operations are primarily based, suffered a surprise attack by hostile forces from Gaza, which led to ongoing military operations and armed conflicts in the Gaza Strip. It continues to evolve and has since spread to northern Israel and threatens to spread to other Middle Eastern countries including Lebanon and Iran. These military operations and related activities are on-going as of the filing date of this Quarterly Report on Form 10-Q.

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2024 and 2023

The following table sets forth the key components of Microbot’s results of operations for the three and six month periods ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change

Research and development expenses	$(1,417)	$(1,365)	$(52)	$(2,586)	$(2,982)	$396
General and administrative expenses	(1,094)	(959)	(135)	(2,309)	(2,261)	(48)
Financing income, net	46	37	9	59	103	(44)

Research and Development Expenses. The decrease in research and development expenses for the six months ended June 30, 2024 compared to June 30, 2023 was primarily due to deduction of government grants and decrease in expenses related to the outsourcing of the manufacturing of the Company’s LIBERTY product offset by increase in payroll related to cost reduction plan in Q2 2023.

The increase in research and development expenses for the three months ended June 30, 2024 compared to June 30, 2023 was primarily due to increase in payroll expenses, offset by deduction of government grants and decrease in expenses related to the outsourcing of the manufacturing of the Company’s LIBERTY product.

General and Administrative Expenses. The increase in general and administrative expenses for the six months ended June 30, 2024 compared to June 30, 2023 was primarily due to increase in legal expenses, stock base compensation related to new grants and payroll expenses related to cost reduction plan in Q2 2023, offset by decrease in travel and investor relation expenses.

The increase in general and administrative expenses for the three months ended June 30, 2024 compared to June 30, 2023 was primarily due to increase in legal expenses, stock base compensation expenses and payroll expenses related to cost reduction plan in Q2 2023, offset by investor relation expenses.

Financing Income. The decrease in financing income, net for the six months ended June 30, 2024 compared to June 30, 2023, was primarily due to expenses recorded due to changes in exchange rates.

The increase in financing income, net for the three months ended June 30, 2024 compared to June 30, 2023, was primarily due to increase in interest income offset by expenses recorded due to changes in exchange rates.

Liquidity and Capital Resources

To date, Microbot has not generated revenues from operations. Microbot has incurred losses since inception and negative cash flows from operating activities for all periods presented. As of June 30, 2024, Microbot had a net working capital of approximately $5.8 million, consisting primarily of cash and cash equivalents and marketable securities. This compares to net working capital of approximately $4.1 million as of December 31, 2023. Microbot anticipates that it will continue to incur net losses for the foreseeable future as it continues research and development efforts of its primary product candidate and continues to incur costs associated with being a public company.

Microbot has funded its operations through the issuance of capital stock, grants from the Israeli Innovation Authority, and convertible debt. Since inception (November 2010) through June 30, 2024, Microbot has raised cash proceeds of approximately $72.1 million and incurred a total cumulative loss of approximately $84.3 million.

Microbot Israel obtained from the Israeli Innovation Authority (“IIA”) grants for participation in research and development for the years 2013 through June 30, 2024 in the total amount of approximately $1.9 million. This amount includes amounts received in the first quarter of 2024 of approximately $74,000, which are a portion of an additional grant from the IIA in the amount of approximately NIS 1.6 million (approximately $447,000) approved by the IIA on June 1, 2023, to further finance the development of the manufacturing process of the LIBERTY® Endovascular Robotic Surgical System. On January 4, 2018, Microbot Israel entered into an agreement with CardioSert to acquire certain of its patent-protected technology as well as to assume CardioSert’s grants from the IIA in the aggregate amount of approximately $530,000. Subsequent to June 30, 2024, Microbot Israel transferred such technology back to CardioSert, for nominal consideration and, as a result, Microbot Israel’s liability to repay CardioSert’s IIA grants in the aggregate amount of approximately $530,000 was also transferred back to CardioSert. On October 6, 2022, Microbot Israel entered into an agreement with Nitiloop Ltd. to acquire substantially all of its assets. Nitiloop received grants from the IIA in the aggregate amount of approximately $925,000 and Microbot Israel took over the liability to repay such grants.

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

During the second fiscal quarter of 2023, Microbot commenced a core-business focus program and a cost reduction plan while it sought to raise sufficient additional capital to continue development of the LIBERTY® Endovascular Robotic Surgical System. In May and June 2023, Microbot raised aggregate gross proceeds of approximately $7.6 million, before fees and expenses of approximately $1.1 million, from investors, to continue to fund its operations and research and development activities and will need additional funds to continue the FDA approval process for the LIBERTY® Endovascular Robotic Surgical System. We also raised approximately $5.08 million in gross proceeds, before fees and expenses of approximately $661,000, from financing activities through June 30, 2024, and raised an aggregate of approximately $584,000 in gross proceeds through our recently reinstated At-the-Market Agreement with HC Wainwright (the “ATM Agreement”) since July 1, 2024. To the extent available, Microbot intends to raise capital through future public and private issuances of debt and/or equity securities, including continuing to raise capital, if available, pursuant to the ATM Agreement until the maximum of $4,819,905 is raised. The capital raises from issuances of convertible debt and equity securities could result in additional dilution to Microbot’s shareholders. In addition, to the extent Microbot determines to incur additional indebtedness, Microbot’s incurrence of additional debt could result in debt service obligations and operating and financing covenants that would restrict its operations. Microbot can provide no assurance that financing will be available in the amounts it needs, at the times it needs it or on terms acceptable to it, if at all.

Management believes we have sufficient funds for our operations for less than one year. As a result of the foregoing and our current cash position, these conditions raise substantial doubt about Microbot’s ability to continue as a going concern, which could adversely affect our ability to raise capital, expand our business and develop our planned products. The accompanying consolidated interim condensed financial statements do not include any adjustments to reflect the possible future effects on recoverability and reclassification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Cash Flows

The following table provides a summary of the net cash flow activity for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash flows used in operating activities	$(4,377)	$(5,057)
Net cash flows provided by (used in) investing activities	(98)	1,588
Net cash flows provided by financing activities	4,471	6,719
Increase (decrease) in cash, cash equivalents and restricted cash	$(4)	$3,250

The decrease in the six months ended June 30, 2024 compared to the comparable period ended June 30, 2023 in net cash flows used in operating activities was primarily from a decrease in research and development expenses relating to the LIBERTY® Endovascular Robotic Surgical System as a result of the Company’s May 2023 cost reduction plan and core-business focus program.

The decrease in the six months ended June 30, 2024 compared to the comparable period ended June 30, 2023 in net cash flows from investing activities was mainly due to an increase in purchases of marketable securities and decrease of proceeds from maturities of marketable securities, offset by an increase of proceeds from sales of marketable securities.

The decrease in the six months ended June 30, 2024 compared to the comparable period ended June 30, 2023 in net cash flows provided by financing activities was due to decrease in net proceeds received from fundraising events during the period ended June 30, 2024 compared to the period ended June 30, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Microbot’s cash and cash equivalents as of June 30, 2024 consisted of readily available checking and money market funds. Microbot’s primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in Microbot’s portfolio, a sudden change in market interest rates would not be expected to have a material impact on Microbot’s financial condition and/or results of operations. Microbot does not believe that its cash or cash equivalents have significant risk of default or illiquidity. While Microbot believes its cash and cash equivalents do not contain excessive risk, Microbot cannot provide absolute assurance that in the future its investments will not be subject to adverse changes in market value. In addition, Microbot maintains significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2024. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the management of the Company, have determined that as of June 30, 2024, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Pursuant to the Settlement Agreement, the Company paid Plaintiffs an aggregate of $2,154,000 (the “Total Settlement Amount”), consisting of a cash payment covered by the Company’s insurance carrier of $1,100,000 and 1,005,965 shares of restricted Company common stock (the “Shares”). Additionally, the Plaintiffs and the Company each agreed to fully release the other from all claims arising out of the Financing, the SPA and/or the allegations and claims asserted in the Lawsuit, subject to customary carve-outs.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2024, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

2.1	Agreement and Plan of Merger and Reorganization, dated as of August 15, 2016, by and among StemCells, Inc., C&RD Israel Ltd. and Microbot Medical Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 15, 2016).
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and filed on March 15, 2007).
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 29, 2016)
3.3	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 4, 2018).
3.4	Amended and Restated By-Laws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 3, 2016)
3.5	Certificate of Elimination (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 12, 2018).
3.6	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 11, 2019).
3.7	Amendment to Section 5 of the Amended and Restated By-Laws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 3, 2021).
4.1	Description of the Company’s Securities (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019).
4.2	Form of Series A Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 25, 2022)
4.3	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 25, 2022)
4.4	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 23, 2023)
4.5	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 24, 2023)
4.6	Form of Warrant Amendment Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 24, 2023)
4.7	Form of Series C Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 6, 2023)
4.8	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 6, 2023)
4.9	Form of Series D Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 28, 2023)
4.10	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 28, 2023)
4.11	Form of Inducement Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 2, 2024)
4.12	Form of Placement Agent Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 2, 2024)
4.13	Form of Series F Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 4, 2024)
4.9	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 4, 2024)
10.1	Form of Securities Purchase Agreement, dated as of June 3, 2024, by and among the Company and the purchasers party thereto. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 4, 2024)
10.2	Amendment to the At the Market Offering Agreement, dated July 1, 2024, by and between Microbot Medical Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 1, 2024)
31.1	Certification of Harel Gadot, Chairman, President and Chief Executive Officer
31.2	Certification of Rachel Vaknin, Chief Financial Officer
32.1	Certification of Harel Gadot, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Rachel Vaknin, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1	Inline XBRL Instance - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation.
101.DEF	Inline XBRL Taxonomy Extension Definition.
101.LAB	Inline XBRL Taxonomy Extension Labels.
101.PRE	Inline XBRL Taxonomy Extension Presentation.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of August, 2024.

MICROBOT MEDICAL INC.

By:	/s/ Harel Gadot
Name:	Harel Gadot
Title:	Chairman, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Rachel Vaknin
Name:	Rachel Vaknin
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

