Form 10-Q
period 2024-09-30
Microbot Medical Inc.
filed 2024-11-13
CIK 883975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934. For the transition period from ________ to____

Commission file number: 000-19871

MICROBOT MEDICAL INC.

(Name of Registrant in Its Charter)

Delaware	94-3078125
State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 16,932,341 shares of Common Stock, $0.01 par value at November 11, 2024.

i

MICROBOT MEDICAL INC.

Interim Condensed Consolidated Balance Sheets

U.S. dollars in thousand

(Except share and per share data)

		As of	As of
	Notes	September 30, 2024	December 31, 2023
		Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents		$479	$2,468
Marketable securities	2	3,859	3,917
Restricted cash		48	49
Insurance recovery receivable related to legal settlement and legal expenses	3G	-	1,335
Prepaid expenses and other current assets		609	152
Total current assets		4,995	7,921

Property and equipment, net		99	146
Operating right-of-use assets		114	260
Total assets		$5,208	$8,327

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable		$246	$357
Lease liabilities		65	191
Legal settlement accrual	3G	-	2,211
Accrued liabilities		1,060	1,027
Total current liabilities		1,371	3,786

Non-current liabilities:
Long-term lease liabilities		29	40
Total liabilities		1,400	3,826

Shareholders’ equity:

Common stock; $0.01 par value; 60,000,000 shares authorized; 16,651,433 and 11,707,317 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively		168	118
Additional paid-in capital		91,192	83,884
Accumulated deficit		(87,552)	(79,501)
Total shareholders’ equity		3,808	4,501
Total liabilities and shareholders’ equity		$5,208	$8,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Condensed Consolidated Statements of Comprehensive Loss

U.S. dollars in thousands

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	Unaudited		Unaudited
Research and development, net	$2,060	$1,612	$4,646	$4,594
General and administrative, net	1,240	932	3,549	3,193
Operating loss	(3,300)	(2,544)	(8,195)	(7,787)

Financing income, net	85	98	144	201
Net loss	$(3,215)	$(2,446)	$(8,051)	$(7,586)

Basic and diluted net loss per share	$(0.20)	$(0.21)	$(0.53)	$(0.79)
Basic and diluted weighted average common shares outstanding	16,471,419	11,707,317	15,129,574	9,653,337

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Condensed Consolidated Statements of Shareholders’ Equity

U.S. dollars in thousands

(Except share and per share data)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balances, December 31, 2022 (Audited)	7,890,628	$80	$75,970	$(68,761)	$7,289
Share-based compensation	-	-	412	-	412
Issuance of common stock upon exercise of warrants	240,000	3	(3)	-	-
Net loss	-	-	-	(2,853)	(2,853)
Balances, March 31, 2023 (Unaudited)	8,130,628	$83	$76,379	$(71,614)	$4,848
Share-based compensation	-	-	349	-	349
Issuance of common stock and warrants net of issuance costs	3,576,689	35	6,523	-	6,558
Net loss	-	-	-	(2,287)	(2,287)
Balances, June 30, 2023 (Unaudited)	11,707,317	$118	$83,251	$(73,901)	$9,468
Share-based compensation	-	-	336	-	336
Net loss	-	-	-	(2,446)	(2,446)
Balances, September 30, 2023 (Unaudited)	11,707,317	$118	$83,587	$(76,347)	$7,358

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balances, December 31, 2023 (Audited)	11,707,317	$118	$83,884	$(79,501)	$4,501
Share-based compensation	-	-	529	-	529
Issuance of common stock and warrants net of issuance costs (*)	1,685,682	17	2,380	-	2,397
Issuance of common stock relating to settlement agreement (**)	1,005,965	10	1,101	-	1,111
Net loss	-	-	-	(2,371)	(2,371)
Balances, March 31, 2024 (Unaudited)	14,398,964	$145	$87,894	$(81,872)	$6,167
Share-based compensation	-	-	331	-	331
Issuance of common stock and warrants net of issuance costs (***)	1,566,669	16	2,006	-	2,022
Net loss	-	-	-	(2,465)	(2,465)
Balances, June 30, 2024 (Unaudited)	15,965,633	$161	$90,231	$(84,337)	$6,055

Share-based compensation	-	-	283	-	283
Issuance of common stock under the at-the-market offering program, net of issuance costs (****)	685,800	7	678	-	685
Net loss	-	-	-	(3,215)	(3,215)
Balances, September 30, 2024 (Unaudited)	16,651,433	$168	$91,192	$(87,552)	$3,808

(*)	Net of issuance costs in the amount of approximately $333. See Note 4A.
(**)	See Note 3G.
(***)	Net of issuance costs in the amount of approximately $328. See also Note 4B.
(****)	Net of issuance costs in the amount of approximately $49. See also Note 4D.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Condensed Consolidated Statements of Cash Flows

U.S. dollars in thousands

	For the Nine Months Ended September 30,
	2024	2023
	Unaudited	Unaudited
Operating activities:
Net loss	$(8,051)	$(7,586)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation of property and equipment	65	71
Interest income and unrealized gains from marketable securities, net	(2)	(105)
Share-based compensation	1,067	1,097
Changes in assets and liabilities:
Prepaid expenses and other assets	(274)	549
Other payables and accrued liabilities	(176)	(738)
Insurance recovery related to legal settlement and legal expenses received in cash	1,335	-
Legal settlement paid in cash	(1,100)	-
Net cash flows used in operating activities	(7,136)	(6,712)
Investing activities:
Purchases of property and equipment	(18)	(38)
Sale of property and equipment	-	2
Purchases of marketable securities	(5,120)	(8,379)
Proceeds from sales of marketable securities	2,680	2,039
Proceeds from maturities of marketable securities	2,500	5,389
Proceeds from short term deposit	-	3
Net cash flows provided by (used in) investing activities	42	(984)

Financing activities:
Issuance of common stock and warrants, net of issuance costs	5,104	6,558
Net cash flows provided by financing activities	5,104	6,558

Decrease in cash, cash equivalents and restricted cash	(1,990)	(1,138)
Cash, cash equivalents and restricted cash at beginning of period	2,517	2,519
Cash, cash equivalents and restricted cash at end of period	$527	$1,381

Supplemental disclosure of cash flow information:
Cash received from interest	$168	$100

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	$37	$20
Legal settlement settled through issuance of common stock	$1,111	$-
Accrued executive bonus settled through grant of stock-option awards	$76	$-

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

B. Risk Factors

Going Concern

To date, the Company has not generated revenues from its operations. As of September 30, 2024, the Company had cash equivalents and a marketable securities balance of approximately $4,338, excluding restricted cash. Due to continuing research and development activities, the Company expects to continue to incur additional losses for the foreseeable future, as well as to seek to raise additional funds through future issuances of either debt and/or equity securities and possibly additional grants from government institutions. The Company will require additional capital and its ability to raise additional capital in the equity and debt markets is dependent on a number of factors, including, but not limited to, the market demand for the Company’s stock, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to the Company.

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

● A slowdown in the number of international flights in and out of Israel; and

● Reduced workforce due to military service of some employees

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

Operating results for the nine-month period ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

The following tables summarizes the Company’s financial assets subject to fair value measurement and the level of inputs used in such measurements as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024
	Total	Level 1	Level 2	Level 3

Money market mutual funds	$3,859	$3,859	$-	$-

	As of December 31, 2023
	Total	Level 1	Level 2	Level 3

Marketable securities:
U.S. treasury securities	$2,497	$2,497	$-	$-
Money market mutual funds	1,420	1,420	-	-
	$3,917	$3,917	$-	$-

The Company’s financial assets are measured at fair value on a recurring basis by level within the fair value hierarchy. The Company’s securities and money market funds are classified as Level 1. Other than that, the Company doesn’t have any other financial assets or financial liabilities marked to market at fair value as of September 30, 2024 and December 31, 2023.

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

NOTE 3 - COMMITMENTS AND CONTINGENCIES

A. Government grants:

Microbot Israel has received grants from the Israeli Innovation Authority (“IIA”) for participation in research and development since 2013 through September 30, 2024 totaling approximately $1,878. This includes amounts received of approximately $378, which is a portion of an additional grant from the IIA in the amount of approximately NIS 1,620,000 (approximately $447) approved by the IIA on June 1, 2023, to further finance the development of the manufacturing process of the LIBERTY® Endovascular Robotic Surgical System.

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

On December 11, 2022, the Company received approval for a grant from the Ministry of Economy, in the amount of NIS 300,000 (approximately $83), for participation in expenses related to the LIBERTY® Endovascular Robotic Surgical System in the U.S. market. As of September 30, 2024, the Company received approximately $50 of such grant. In relation with the Ministry of Economy grant, the Company is obligated to pay royalties amounting to 3% of future sales of the LIBERTY® Endovascular Robotic Surgical System up to the grant amount plus interest.

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

D. ATM agreement:

On June 10, 2021, the Company entered into an At-the-Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co. LLC (“Wainwright”), as sales agent, in connection with an “at the market offering” under which the Company may offer and sell, from time to time in its sole discretion, shares of its common stock having an aggregate offering price of up to $10,000 at market prices or as otherwise agreed with Wainwright. The Company entered into an amendment, dated July 1, 2024, to the ATM Agreement with Wainwright dated June 10, 2021, relating to the offer and sale of shares of the Company’s common stock having an aggregate offering price of up to approximately $4,820 from time to time through Wainwright, acting as sales agent. The compensation to Wainwright for sales of the shares is a placement fee of 3.0% of the gross sales price of the shares of common stock sold pursuant to this ATM Agreement. See also Notes 4D and 5 below.

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

On August 22, 2023, the District Court dismissed the Section 10(b) counterclaim in its entirety. After the Company initiated efforts to execute on the $485 judgment against Mona (the “Judgment”), Mona urged the Court to decide the motion to vacate the 16(b) Judgment on the grounds that the Company purportedly lacks Constitutional standing to bring this case, which he originally filed prior to the final dismissal of his 10(b) counterclaim. On January 30, 2024, a Report & Recommendation was issued that the motion be denied, which the Court adopted in the entirety in an Order on March 5, 2024. Mona has purported to appeal that denial. The Company believes Mona’s purported appeal is untimely and substantively meritless. Mona’s appellate brief was filed on June 28, 2024 and the Company’s opposition has also been filed. The Company is waiting for the Court’s determination as to whether oral arguments will be required, which if so are expected to be held by January 2025.

As of May 10, 2024, Mona posted a bond in the full amount of the Judgment, which the Company will move to collect if the appeal is denied or the original judgment in the Company’s favor is upheld.

I. Contingent bonus commitments based on future capital raising:

In February 2024, the Compensation Committee of the Board of Directors of the Company approved certain bonuses for the 2023 fiscal year contingent on capital raising efforts. These bonuses are detailed as follows:

The Company’s CEO was granted a contingent cash bonus of up to approximately $298, which is divided into two contingent portions. The first 50% of the CEO’s contingent bonus ($149) is payable upon the Company raising at least $3,000 in new funds by June 30, 2024. As of June 30, 2024, the Company did not raise $3,000 in new funds. However, on July 17, 2024, the Compensation Committee of the Board of Directors of the Company nevertheless approved the payment of the first 50% of the contingent bonus to the Company’s CEO in the amount of approximately $149. This bonus was recorded as a charge to expenses in the three-month period ended September 30, 2024.

The remaining 50% ($149), payable upon the Company raising at least $6,000 in new funds by September 30, 2024 (cumulative, so if $3,000 is not raised by June 30, 2024 but the full $6,000 is raised by September 30, 2024, or if $10,000 is raised by December 31, 2024, the full amount is payable). The Company’s management is unable to predict the likelihood of securing additional capital; therefore, as of September 30, 2024, the Company has not recorded a liability for any contingent bonus.

Other executives are entitled to an aggregate contingent total bonus of NIS 230,736 (approximately $61), which is payable upon the Company raising at least $3,000 in new funds by September 30, 2024. During the third quarter of 2024, the Company achieved a cumulative capital raise of $3,000. On July 17, 2024, the Compensation Committee of the Board of Directors of the Company approved the payment of such bonuses to the Company’s CFO and CTO in the aggregate amount of approximately $61. This bonus was recorded as a charge to expenses in the three-month period ended September 30, 2024.

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

D. At-the-market offerings

In connection with entering into the ATM Agreement, on July 1, 2024, the Company filed with the SEC a prospectus supplement relating to the offer, issuance and sale of up to $4,820 of the Company’s shares of common stock pursuant to the ATM Agreement. For the three months ended September 30, 2024, the Company issued 685,800 shares of the Company’s common stock pursuant to the ATM Agreement, for total gross proceeds of approximately $734 before deducting sales agent commissions and other offering expenses of $49.

E. Equity classification

The shares of common stock of the Company are recognized as equity under the requirements of ASC Topic 505 Equity.

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

F. Employee and advisor stock option grants

In February 2024, the Company granted the CEO, certain executives and certain employees, fully vested options to purchase an aggregate of 130,000 shares of the Company’s common stock, at an exercise price per share of $1.2684, attributable to performance goals achieved in January 2024.

The Company also granted the CEO and other executives, options to purchase an aggregate of 132,500 shares of the Company’s common stock at an exercise price per share of $1.25, with vesting based on meeting certain performance conditions in the year 2024. For the nine-month period ended September 30, 2024, the Company did not record an expense for these performance-based grants. This was either because the Company’s management believes the conditions are tied to securing additional capital, or because specific performance obligations, with deadlines set on or before September 30, 2024, were not met by that date.

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

In September 2024, the Company granted an advisor options to purchase an aggregate of 25,000 shares of the Company’s common stock, at an exercise price per share of $0.8558, with a vesting period of three years.

NOTE 5 – SUBSEQUENT EVENTS

At-the-market offerings subsequent to balance sheet date

During October 2024, the Company issued 280,908 shares of the Company’s common stock pursuant to the ATM Agreement, for total gross proceeds of approximately $285.

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

On January 29, 2024, the Company submitted an Investigational Device Exemption (IDE) application with the FDA, in order to commence its pivotal clinical trial in humans. On June 3, 2024, we announced that we received the FDA’s approval to proceed with our pivotal human clinical trial as part of our IDE application for our LIBERTY® Endovascular Robotic Surgical System. Since then, Brigham and Women’s Hospital, Boston, Massachusetts, Baptist Hospital of Miami, which includes Miami Cardiac & Vascular Institute and Miami Cancer Institute, and Memorial Sloan Kettering Cancer Center, New York, have each enrolled in the clinical trial as part of the IDE for the Company’s LIBERTY® Endovascular Robotic Surgical System. Since then, in October 2024, the Company has successfully completed enrollment and follow up for all patients in its human clinical trial.

The Company also announced that is has successfully completed all biocompatibility tests, as required by its Investigational Device Exemption (IDE) application and received full approval for the IDE study from the FDA.

The Company currently anticipates filing its 510(k) submission with the FDA by of the end of 2024, and receiving 510(k) clearance from the FDA in the first half of 2025. Due to recent changes in the regulations that govern the production and distribution of medical devices in Europe (EU MDR), where the Company has already achieved the first step of obtaining the ISO 13485 certification, the Company now anticipates CE Mark approval in the second half of 2026. However, we can give no assurance that we will meet any of these projected milestones, if ever.

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

The Company has considered various ongoing risks relating to the military operation and related matters, including:

●	That some of the Company’s Israeli subcontractors, vendors, suppliers and other companies in which the Company relies, are currently only partially active, as instructed by the relevant authorities;

●	A slowdown in the number of international flights in and out of Israel; and

●	Reduced workforce due to military service of some employees.

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

General and Administrative Expenses, net

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2024 and 2023

The following table sets forth the key components of Microbot’s results of operations for the three and nine month periods ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2024	2023	Change	2024	2023	Change

Research and development expenses, net	$2,060	$1,612	$448	$4,646	$4,594	$52
General and administrative expenses, net	1,240	932	308	3,549	3,193	356
Financing income, net	85	98	(13)	144	201	(57)

Research and Development Expenses, net. The increase in research and development expenses for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily due to an increase in clinical study expenses, regulation consultations and payroll expenses, offset by deduction of government grants and a decrease in animal study expenses.

The increase in research and development expenses for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to the increases in payroll expenses due to the cease of cost reduction plan which was implemented in 2023, an increase in clinical study expenses and increase in regulation expenses, offset by a decrease in stock based compensation expenses, a decrease in animal study expenses and a decrease due to deduction of government grants.

General and Administrative Expenses, net. The increase in general and administrative expenses for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily due to an increase in payroll expenses due to the cease of cost reduction plan which was implemented in 2023, offset by a decrease in legal expenses.

The increase in general and administrative expenses for the nine months ended September 30, 2024 compared to the nine-month period ended September 30, 2023 was primarily due to an increase in payroll expenses due to the cease of cost reduction plan which was implemented in 2023 as well as increase in stock based compensation expenses, offset by a decrease in travel expenses and legal expenses.

Financing Income, net. The decrease in financing income, net for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, was primarily due to expenses incurred from changes in exchange rates, partially offset by an increase in interest income.

Liquidity and Capital Resources

To date, Microbot has not generated revenues from operations. Microbot has incurred losses since inception and negative cash flows from operating activities for all periods presented. As of September 30, 2024, Microbot had a net working capital of approximately $3.6 million, consisting primarily of cash and cash equivalents and marketable securities. This compares to net working capital of approximately $4.1 million as of December 31, 2023. Microbot anticipates that it will continue to incur net losses for the foreseeable future as it continues research and development efforts of its primary product candidate and continues to incur costs associated with being a public company.

Microbot has funded its operations through the issuance of capital stock, grants from the Israeli Innovation Authority, and convertible debt. Since inception (November 2010) through September 30, 2024, Microbot has raised cash proceeds of approximately $72.8 million and incurred a total cumulative loss of approximately $87.5 million.

Microbot Israel obtained from the Israeli Innovation Authority (“IIA”) grants for participation in research and development for the years 2013 through September 30, 2024 in the total amount of approximately $1.9 million. This amount includes amounts received of approximately $378,000, which are a portion of an additional grant from the IIA in the amount of approximately NIS 1.6 million (approximately $447,000) approved by the IIA on June 1, 2023, to further finance the development of the manufacturing process of the LIBERTY® Endovascular Robotic Surgical System. On January 4, 2018, Microbot Israel entered into an agreement with CardioSert to acquire certain of its patent-protected technology as well as to assume CardioSert’s grants from the IIA in the aggregate amount of approximately $530,000. During the 3rd quarter of 2024, Microbot Israel transferred such technology back to CardioSert, for nominal consideration and, as a result, Microbot Israel’s liability to repay CardioSert’s IIA grants in the aggregate amount of approximately $530,000 was also transferred back to CardioSert. On October 6, 2022, Microbot Israel entered into an agreement with Nitiloop Ltd. to acquire substantially all of its assets. Nitiloop received grants from the IIA in the aggregate amount of approximately $925,000 and Microbot Israel took over the liability to repay such grants.

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

During the second fiscal quarter of 2023, Microbot commenced a core-business focus program and a cost reduction plan while it sought to raise sufficient additional capital to continue development of the LIBERTY® Endovascular Robotic Surgical System. In May and June 2023, Microbot raised aggregate gross proceeds of approximately $7.6 million, before fees and expenses of approximately $1.1 million, from investors, to continue to fund its operations and research and development activities and will need additional funds to continue the FDA approval process for the LIBERTY® Endovascular Robotic Surgical System. We also raised approximately $5.05 million in gross proceeds, before fees and expenses of approximately $661,000, from financing activities through September 30, 2024, and raised an aggregate of approximately $734,000 in gross proceeds, before fees and expenses of approximately $49,000, through our recently reinstated At-the-Market Agreement with HC Wainwright (the “ATM Agreement”) since July 1, 2024. To the extent available, Microbot intends to raise capital through future public and private issuances of debt and/or equity securities, including continuing to raise capital, if available, pursuant to the ATM Agreement until the maximum of $4,819,905 is raised. The capital raises from issuances of convertible debt and equity securities could result in additional dilution to Microbot’s shareholders. In addition, to the extent Microbot determines to incur additional indebtedness, Microbot’s incurrence of additional debt could result in debt service obligations and operating and financing covenants that would restrict its operations. Microbot can provide no assurance that financing will be available in the amounts it needs, at the times it needs it or on terms acceptable to it, if at all.

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

Cash Flows

The following table provides a summary of the net cash flow activity for each of the nine-month periods presented (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash flows used in operating activities	$(7,136)	$(6,712)
Net cash flows provided by (used in) investing activities	42	(984)
Net cash flows provided by financing activities	5,104	6,558
Decrease in cash, cash equivalents and restricted cash	$(1,990)	$(1,138)

The increase in net cash flows used in operating activities for the nine months ended September 30, 2024 compared to 2023 was primarily due to ceasing our cost reduction plan which was implemented in 2023, which led to an increase in the net loss in the nine months ended September 30, 2024 as costs again increased.

The increase in net cash flows provided by (used in) investing activities for the nine months ended September 30, 2024 compared to 2023 was mainly due to the timing of purchases, sales and maturities of our marketable securities portfolio.

The decrease in net cash flows provided by financing activities for the nine months ended September 30, 2024 compared to 2023 was due to a decrease in net proceeds received from fundraising activities from 2023 to 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Microbot’s cash and cash equivalents as of September 30, 2024 consisted of readily available checking and money market funds. Microbot’s primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in Microbot’s portfolio, a sudden change in market interest rates would not be expected to have a material impact on Microbot’s financial condition and/or results of operations. Microbot does not believe that its cash or cash equivalents have significant risk of default or illiquidity. While Microbot believes its cash and cash equivalents do not contain excessive risk, Microbot cannot provide absolute assurance that in the future its investments will not be subject to adverse changes in market value. In addition, Microbot maintains significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2024. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the management of the Company, have determined that as of September 30, 2024, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

See “Note 3.H. Mona Litigation:”, to the financial statements included earlier in this Quarterly Report on Form 10-Q.

Other than the foregoing, we are not currently a party in any legal proceeding or governmental regulatory proceeding nor are we currently aware of any pending or potential legal proceeding or governmental regulatory proceeding proposed to be initiated against us, in any case that would have a material adverse effect on us or our business.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2023. For a further discussion of our Risk Factors, refer to Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2023.

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq. If we are not able to comply with the applicable continued listing requirements or standards of the Nasdaq Capital Markets, Nasdaq could delist our common stock.

Our common stock is currently listed on the Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding minimum stockholders’ equity, minimum market value, minimum share price, and certain corporate governance requirements.

On October 9, 2024, we received a deficiency letter from the Nasdaq Listing Qualifications department of The Nasdaq Stock Market, LLC, notifying us that we are not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”) for continued listing on the Nasdaq Capital Market, as the minimum bid price of our common stock on the Nasdaq Capital Market was below $1.00 for 30 consecutive business days, from August 26, 2024 to October 7, 2024.

We may not be in a position to regain compliance with the Minimum Bid Price Requirement or remain in compliance with any other listing requirements or standards.

If Nasdaq delists our common stock from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant material adverse consequences including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that common stock is “penny stock” which will require brokers trading in the common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” To the extent our common stock are listed on Nasdaq, they are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

Upon delisting from Nasdaq, our common stock may be traded, if at all, in the over-the-counter inter-dealer quotation system, more commonly known as the OTC. OTC transactions involve risks in addition to those associated with transactions in securities traded on securities exchanges such as Nasdaq. Many OTC stocks trade less frequently and in smaller volumes than exchange-listed stocks. Accordingly, our stock would be less liquid than it would be otherwise. Also, the values of OTC stocks are often more volatile than exchange-listed stocks. Additionally, institutional investors are often prohibited from investing in OTC stocks, and it might be more challenging to raise capital when needed.

In addition, if our common stock is delisted, your ability to transfer or sell your shares of our common stock may be limited and the value of those securities will be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2024, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of November, 2024.

MICROBOT MEDICAL INC.

By:	/s/ Harel Gadot
Name:	Harel Gadot
Title:	Chairman, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Rachel Vaknin
Name:	Rachel Vaknin
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

