Form 10-K
period 2024-12-31
Microbot Medical Inc.
filed 2025-03-25
CIK 883975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____ to _____

Commission file number: 000-19871

MICROBOT MEDICAL INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3078125
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

175 Derby St., Bld. 27

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $15,900,000.

Common stock outstanding as of March 24, 2025: 34,744,476 shares

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

Risks Relating to Microbot’s Financial Position and Need for Additional Capital

●	Microbot has had no revenue and has incurred significant operating losses since inception and is expected to continue to incur significant operating losses for the foreseeable future. The Company may never become profitable or, if achieved, be able to sustain profitability.

●	Microbot has a limited operating history outside of being a research and development-stage company, which may make it difficult to evaluate the prospects for the Company’s future viability.

●	Microbot will need additional funding. If Microbot is unable to raise capital when needed, it could be forced to delay, reduce or eliminate its product development programs or commercialization efforts.

Risks Relating to the Development and Commercialization of Microbot’s Product Candidates

●	Unsuccessful studies, trials or procedures relating to product candidates under development or that we may develop, or applications for such candidates, could have a material adverse effect on our prospects.

●	Microbot’s business depends heavily on the success of its sole lead product candidate, the LIBERTY® Endovascular Robotic Surgical System. If Microbot is unable to commercialize the LIBERTY® Endovascular Robotic Surgical System, or experiences significant delays in doing so, Microbot’s business will be materially harmed.

●	The results of Microbot’s research and development efforts are uncertain and there can be no assurance of the commercial success of Microbot’s product candidates.

●	Microbot may not meet its development and commercialization objectives in a timely manner or at all.

●	Microbot’s ability to expand its technology platforms for other uses may be limited.

●	At this time, Microbot does not know whether the data submitted with its 510(k) application will satisfy all FDA requirements to support clearance of the LIBERTY® Endovascular Robotic Surgical System, which creates uncertainty for Microbot as well as the possibility of increased product development costs and time to market.

●	Microbot will depend upon the ability of third parties, including contract research organizations, collaborative academic groups, future clinical trial sites and investigators, to conduct or to assist the Company in conducting clinical trials for its product candidates, if such trials become necessary.

●	Our research and development program is dependent on the availability of certain components from suppliers, the delay in delivery of which could materially adversely affect our ongoing development and ability to manufacture and package devices in the timeframes currently expected.

●	If the commercial opportunity for the LIBERTY® Endovascular Robotic Surgical System and any other commercial products that may be developed by Microbot is smaller than Microbot anticipates, Microbot’s future revenue from the LIBERTY® Endovascular Robotic Surgical System and such other products will be adversely affected and Microbot’s business will suffer.

ii

●	Customers will be unlikely to buy the LIBERTY® Endovascular Robotic Surgical System or any other product candidates unless Microbot can demonstrate that they can be produced for sale to consumers at attractive prices.

●	Microbot has relied on, and intends to continue to rely on, third-party manufacturers to produce its product candidates.

●	If Microbot’s product candidates are not considered to be a safe and effective alternative to existing technologies, Microbot will not be commercially successful.

●	Microbot may be subject to penalties and may be precluded from marketing its product candidates if Microbot fails to comply with extensive governmental regulations.

●	If Microbot is not able to both obtain and maintain adequate levels of third-party reimbursement for procedures involving its product candidates after they are approved for marketing and launched commercially, it would have a material adverse effect on Microbot’s business.

●	Clinical outcome studies for the LIBERTY® Endovascular Robotic Surgical System may not provide sufficient data to make Microbot’s product candidates attractive. Microbot products may in the future be subject to mandatory product recalls that could harm its reputation, business and financial results.

●	If Microbot’s future commercialized products cause or contribute to a death or a serious injury, Microbot will be subject to Medical Device Reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.

●	Microbot could be exposed to significant liability claims if Microbot is unable to obtain insurance at acceptable costs and adequate levels or otherwise protect itself against potential product liability claims.

●	If Microbot fails to retain certain of its key personnel and attract and retain additional qualified personnel, Microbot might not be able to pursue its growth strategy effectively.

Risks Relating to International Business

●	If Microbot fails to obtain regulatory clearances in other countries for its product candidates under development, Microbot will not be able to commercialize these product candidates in those countries.

●	Microbot operations in international markets involve inherent risks that Microbot may not be able to control.

Risks Relating to Microbot’s Intellectual Property

●	Intellectual property litigation and infringement claims could cause Microbot to incur significant expenses or prevent Microbot from selling certain of its product candidates.

●	If Microbot or TRDF are unable to protect the patents or other proprietary rights relating to Microbot’s product candidates, or if Microbot infringes on the patents or other proprietary rights of others, Microbot’s competitiveness and business prospects may be materially damaged.

●	Dependence on patent and other proprietary rights and failing to protect such rights or to be successful in litigation related to such rights may result in Microbot’s payment of significant monetary damages or impact offerings in its product portfolios.

Risks Relating to Operations in Israel

●	Existing and historical risks relating to our operations in Israel are being exacerbated by the current military actions and operations, and related activities, that commenced with the surprise attack on the State of Israel on October 7, 2023.

●	Microbot has facilities located in Israel, and therefore, political conditions in Israel may affect Microbot’s operations and results.

●	Political relations could limit Microbot’s ability to sell or buy internationally.

●	Israel’s economy may become unstable.

●	Exchange rate fluctuations between the U.S. dollar and the NIS currencies may negatively affect Microbot’s operating costs.

●	Funding and other benefits provided by Israeli government programs may be terminated or reduced in the future and the terms of such funding may have a significant impact on future corporate decisions.

●	Some of Microbot’s employees are obligated to perform military reserve duty in Israel.

General Risks

●	Political, social and geopolitical conditions can adversely affect our business.

●	Political uncertainty may have an adverse impact on our operating performance and results of operations.

●	The issuance of shares upon exercise of outstanding warrants and options could cause immediate and substantial dilution to existing stockholders.

●	Information technology failures and data security breaches could harm our business.

iii

PART I

Item 1. Description of Business.

Overview

Microbot is a clinical-stage medical device company specializing in the research, design and development of next generation robotic endoluminal surgery devices targeting the minimally invasive surgery space. We are primarily focused on leveraging our robotic technologies with the goal of redefining surgical robotics while improving surgical outcomes for patients.

Using our LIBERTY® technological platform, we are developing the first ever fully disposable robot for various endovascular interventional procedures. The LIBERTY® Endovascular Robotic Surgical System is designed to maneuver guidewires and over-the-wire devices (such as microcatheters) within the body’s vasculature. It is intended for the remote delivery and manipulation of guidewires and catheters, and remote manipulation of guide catheters to facilitate navigation to anatomical targets, with the current intention to focus in the peripheral vasculature market. It is designed to eliminate the need for extensive capital equipment requiring dedicated Cath-lab rooms as well as dedicated staff.

Technological Platforms

LIBERTY® Endovascular Robotic Surgical System

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

We believe the addressable markets for the LIBERTY® Endovascular Robotic Surgical System in its current version includes the peripheral interventional radiology market, with future versions expected to include the Interventional Cardiology and Interventional Neuroradiology markets.

The unique characteristics of the LIBERTY® Endovascular Robotic Surgical System - compact, mobile, disposable and remotely controlled – also may open the opportunity of expanding telerobotic interventions to patients with limited access to life-saving procedures.

The LIBERTY® Endovascular Robotic Surgical System is being designed to have the following attributes:

●	Compact size - Eliminates the need for large capital equipment in dedicated cath-lab rooms with dedicated staff.

●	Fully disposable - To our knowledge, the first fully disposable, robotic system for endovascular procedures.

●	One & Done® - Has the potential to be compatible with Microbot’s NitiLoop’s NovaCross® products or possibly other instruments that combines guidewire and microcatheter into a single device. We are currently evaluating this combination in different applications.

●	State of the art maneuverability - Provides linear and rotational control of its guidewire, as well as linear and rotational control of a guide catheter, and the linear motion for an additional microcatheter (“over the wire”) device.

●	Compatibility with a wide range of commercially-available guidewires, microcatheters and guide-catheters.

●	Enhanced operator safety and comfort - Aims to reduce exposure to ionizing radiation and reduce physical strain due to the need for heavy lead vests otherwise to be worn during procedures.

●	Ease of use - Its intuitive remote controls aims to simplify advanced procedures while shortening the physician’s learning curve.

●	Telemedicine capability – May serve as a platform for supporting tele-catheterization, carried out remotely by highly trained specialists. The Company’s research collaboration with Corewell Health™ has demonstrated the feasibility of using the LIBERTY® Endovascular Robotic System between separate and remote facilities in a coronary simulation model. The project assesses the feasibility of using LIBERTY® to perform simulated cardiovascular interventional procedures across two sites within the Corewell Health™ system located 5 miles apart. The telesurgery feature of LIBERTY® is still being evaluated and is not covered under the Company’s pending 510(k) premarket submission with the U.S. Food and Drug Administration (“FDA”).

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

In October 2023, we announced the successful initial outcomes from our pivotal preclinical study with the LIBERTY® Endovascular Robotic Surgical System. The pivotal study was conducted by three leading interventional radiologists that utilized the LIBERTY® Endovascular Robotic Surgical System to reach a total of 48 animal targets. A total of 6 LIBERTY® Endovascular Robotic Surgical Systems were used in the study. All 6 LIBERTY® Endovascular Robotic Surgical Systems performed flawlessly, with 100% usability and technical success. No acute adverse events or complications were visually observed intra-operative. In December 2023, we announced that the final histopathology and lab report supplements our previous findings, and that the results of the study will support our Investigational Device Exemption (“IDE”) submission to the FDA to commence a human clinical study. On January 29, 2024, the Company submitted an IDE application with the U.S. Food and Drug Administration, in order to commence its pivotal clinical trial in humans.

On December 10, 2024, we announced that we submitted a 510(k) premarket notification to the FDA for our LIBERTY® Endovascular Robotic System. The 510(k) submission follows the successful completion of our multi-center, single-arm, human trial to evaluate the performance and safety of LIBERTY® in human subjects undergoing Peripheral Vascular Interventions.

We anticipate FDA marketing clearance during the second quarter of 2025, with U.S. commercialization activities expected to commence after the clearance. However, we can give no assurance that we will meet this projected milestone, if ever. See “Risk Factors-Risks Relating to the Development and Commercialization of Microbot’s Product Candidates” below.

On August 13, 2024, we announced that we received ISO 13485:2016 certification for our quality management system. Receiving ISO 13485 certification indicates that a company has developed and implemented robust policies and procedures for the development and manufacture of regulated medical products. This is a certification ensuring compliance with the Quality Management System (QMS) requirements of the EU Medical Devices Regulation (MDR 2017/745) and supporting our future CE Mark approval, and to ultimately allow us to market the LIBERTY® Endovascular Robotic Surgical System in Europe as well as other regions who accept the CE Mark. We anticipate CE Mark approval in the second half of 2026. However, we can give no assurance that we will meet this or any other projected milestones, if ever. In addition, in view of the recent revision published by the FDA regarding the quality system management regulation and its incorporation by reference of the ISO 13485 standard, we believe it will help streamline our transition into this revised FDA regulation.

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

Competition

LIBERTY® Competitive Landscape

We believe the main competitor to the LIBERTY® Endovascular Robotic Surgical System is the CorPath GRX vascular robotics system by Corindus Vascular Robotics, a Siemens Healthineers company. To our knowledge, CorPath GRX system is FDA-approved and CE-marked for percutaneous coronary and vascular procedures, and is CE-marked for neurovascular interventions.. Another competitor is R-One+ by Robocath (CE Marked, NMPA, South Africa for PCI only), and we believe there are many other competitors in the endovascular robotics space. We believe these systems of our competitors that we have identified have drawbacks, such as limited maneuverability, the requirement to exchange and use multiple expensive surgical tools, being cumbersome to set-up and operate, and/or requiring significant upfront capital expenditures. We also expect that we could be competing with other technologies that are in different stages of development, including preclinical, clinical and without CE/FDA approvals, such as LN Robotics (approved in Korea for coronary interventions) Nanoflex Robotics, UAB Inovatyvi medicina and Endoways, of which additional competitive data will be required to better determine their respective positioning in the competitive landscape.

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

Intellectual Property

General

The LIBERTY® Endovascular Robotic Surgical System’s core technology is co-owned by Microbot Medical® and The Technion Research and Development Foundation Ltd., or TRDF. The NovaCross® device is based on technologies acquired by Microbot from Nitiloop Ltd. Microbot may develop other medical-robotic solutions through internal research and development, to strengthen its intellectual property position, and to continue exploring strategic collaborations and accretive acquisition opportunities. Microbot currently holds an intellectual property portfolio of 16 patents issued/allowed and 59 patent applications pending worldwide. Microbot also holds 14 design patents issued/allowed worldwide. It also has registered trademarks in Israel, Europe, UK and the U.S. relating to the LIBERTY® Endovascular Robotic Surgical System, and also has trademarks relating to its proprietary Microbot Medical® wordmark registered in the U.S., Israel, Europe, and UK, and Microbot Medical logo registered in Israel, Europe, and UK, in addition to having registered trademarks for the “One & Done” wordmark in Israel, Europe, the U.S., UK, and Japan. Microbot also has a registered trademark in the U.S. for the NovaCross trademark.

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

Microbot Israel has received grants from the Israeli Innovation Authority (“IIA”) for participation in research and development since 2013 through December 31, 2024 totaling approximately $1.9 million. This includes amounts received of approximately $378,000, which is a portion of an additional grant from the IIA in the amount of approximately NIS 1,620,000 (approximately $447,000) approved by the IIA on June 1, 2023, to further finance the development of the manufacturing process of the LIBERTY® Endovascular Robotic Surgical System.

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

As of December 31, 2024, the Company received approximately $50,000 of such amount.

In relation with the Ministry of Economy grant, the Company is obligated to pay royalties amounting to 3% of future sales of the LIBERTY® Endovascular Robotic Surgical System up to the grant amount plus interest.

Microbot expects to continue to access government funding in the future.

For the fiscal years ended December 31, 2024 and 2023, respectively, Microbot incurred research and development expenses, net of approximately $6,630,000 and 5,724,000.

Manufacturing

Microbot does not have any manufacturing facilities or manufacturing personnel. Microbot currently relies, and expects to continue to rely, on third parties for the manufacturing of its product candidates for preclinical and clinical testing, as well as for commercial manufacturing if its product candidates receive marketing approval.

During 2022 Microbot initiated the transfer to production by means of designing and building molds for plastic injection of parts which is a more cost-effective method for producing high quantities compared to conventional machined production of these parts. Some molds are already operative while others are being designed and built. We expect completing the molds during 2025.

On August 4, 2023, we signed a Turn-Key Manufacturing Agreement with a subcontractor that is suited to assemble and test our products under applicable regulatory requirements and regulations. As of the filing date of this Annual Report on Form 10-K, we are working with the subcontractor to transfer the production to the subcontractor.

Commercialization

Microbot has recently commenced the establishment of a sales, marketing and product distribution infrastructure for the LIBERTY® Endovascular Robotic Surgical System, while it awaits potential FDA clearance of its 510(k) application. Microbot plans to access the U.S. markets with its initial device offerings through direct sales, distributors, as well as strategic partnerships. Microbot has not yet developed a commercial strategy outside of the United States, but it most likely would utilize distributors and strategic partnerships.

Israel-Hamas War

On October 7, 2023, the State of Israel, where our research and development and other operations are primarily based, suffered a surprise attack by hostile forces from Gaza, which led to Israeli military operation at first in Gaza and then in Lebanon. These military operations and related activities, such as the recent collapse of the Assad regime in Syria and Israel’s subsequent military operations in Syria, and the recent escalation of military operations by and against the Houthis in Yemen, are on-going as of the filing date of this Annual Report on Form 10-K, although there have been temporary cease fires in such military operations from time to time.

We have considered various ongoing risks relating to the military operations and related matters, including:

●	That some of our Israeli subcontractors, vendors, suppliers and other companies in which the Company relies, are currently only partially active, as instructed by the relevant authorities; and

●	A slowdown in the number of international flights in and out of Israel.

We are closely monitoring how the military operations and related activities could adversely affect our anticipated milestones and our Israel-based activities to support future clinical and regulatory milestones, including our ability to import materials that are required to construct the Company’s devices and to ship them outside of Israel. As of the filing date of this Annual Report on Form 10-K, we have determined that there have not been any materially adverse effects on our business or operations, but we continue to monitor the situation, as any collapse of a cease-fire from time to time or any future escalation or change could result in a material adverse effect on the ability of our Israeli office to support the Company’s clinical and regulatory activities. We do not have any specific contingency plans in the event of any such escalation or change.

Government Regulation

General

Microbot’s medical technology products and operations are subject to extensive regulation in the United States and other countries. Most notably, if Microbot seeks to sell its products in the United States, its products will be subject to the Federal Food, Drug, and Cosmetic Act (FDCA) as implemented and enforced by the U.S. Food and Drug Administration. The FDA regulates the development, bench and clinical testing, manufacturing, labeling, storage, record-keeping, promotion, marketing, sales, distribution and post-market support and reporting of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. Regulatory policy affecting its products can change at any time.

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

Description of the IDE process. The IDE will become effective 30 days after receipt by the FDA, unless the FDA otherwise informs the sponsor prior to the 30-day period that the IDE is approved, approved with conditions, or disapproved. If the FDA determines that additional information is required, the FDA may permit a clinical trial to proceed under a conditional approval. In case of disapproval, the Company can continue its existing IDE process interaction with the FDA, and supply FDA with additional information to obtain approval or conditional approval. In addition, the study must be approved by, and conducted under the oversight of, an Institutional Review Board (IRB) for each clinical site. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate approval from the FDA, but it must still follow abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and labeling and record-keeping requirements. See “-Recent Developments-FDA Approval to Proceed with Pivotal Human Clinical Trial” above.

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

Human Capital

Employees

As of March 24, 2025, we have 21 employees (including full-time and hourly employees).

Microbot’s Chief Executive Officer, President and Chairman, Harel Gadot, along with 5 other full-time employees, are based in the United States. Additionally, Microbot has 15 full-time employees based in its office located in Yokneam, Israel. These employees oversee day-to-day operations of the Company and leading engineering, manufacturing, intellectual property and administration functions of the Company. In 2025, the Company commenced hiring a commercialization and sales team, in advance of its planned 510(k) clearance from the FDA. The Company expects to continue to increase hirings for that team, assuming it receives clearance. As required, Microbot also engages consultants to provide services to the Company, including regulatory, legal and corporate services. We are subject to labor laws and regulations within our locations in the U.S. and Israel. These laws and regulations principally concern matters such as pensions, paid annual vacation, paid sick days, length of the workday and work week, minimum wages, overtime pay, insurance for work-related accidents, severance pay and other conditions of employment. Microbot has no unionized employees.

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

Diversity, Equity and Inclusion

We strive to encourage a diversity of views and to create an equal opportunity workplace. During the past two years, we have increased the total number of women in management positions.

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

Microbot expects the research and development expenses of the Company to continue to increase substantially in future periods as it potentially conducts clinical trials for the LIBERTY® Endovascular Robotic Surgical System, and especially if it initiates additional research programs for future applications and product candidates. This is the case even with the Company’s past suspension or termination of the research and development programs relating to the SCS device, the technology we originally acquired from CardioSert, and other programs. In addition, if the Company obtains marketing clearance or approval for any of its product candidates, it expects to incur significant commercialization expenses related to product manufacturing, marketing and sales. Furthermore, Microbot incurs substantial costs associated with operating as a public company in the United States. Accordingly, the Company will likely need to obtain substantial additional funding in connection with its continuing operations through its projected profitability, of which it can give no assurance of success. If the Company is unable to raise capital when needed or on attractive terms, it could be forced to delay, reduce or eliminate its research and development programs or any future commercialization efforts, in which case it may be unable to meet its obligations or fully implement its business plan, if at all.

The Company intends to continue to opportunistically strengthen its balance sheet by raising additional funds through equity offerings or otherwise in order to meet expected future liquidity needs, including the commercial introduction of the LIBERTY® Endovascular Robotic Surgical System. The Company’s future capital requirements, generally, will depend on many factors, including:

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

Risks Relating to the Development and Commercialization of Microbot’s Product Candidates

Unsuccessful studies, trials or procedures relating to product candidates under development or that we may develop, or applications for such candidates, could have a material adverse effect on our prospects.

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

Failure to successfully complete the studies or trials in a timely and cost-effective manner could have a material adverse effect on Microbot’s prospects with respect to potential future uses of the LIBERTY® Endovascular Robotic Surgical System or prospects with respect to other uses or other product candidates we may pursue or identify from time to time. Because animal trials, clinical trials and other types of scientific studies are inherently uncertain, there can be no assurance that these trials or studies will be completed in a timely or cost-effective manner or result in a commercially viable product. Clinical trials or studies may experience significant setbacks even if earlier preclinical or animal studies have shown promising results. Furthermore, preliminary results from clinical trials may be contradicted by subsequent clinical analysis. Results from clinical trials may also not be supported by actual long-term studies or clinical experience. If preliminary clinical results are later contradicted, or if initial results cannot be supported by actual long-term studies or clinical experience, Microbot’s business could be adversely affected. Clinical trials also may be suspended or terminated by us, the FDA or other regulatory authorities at any time if it is believed that the trial participants face unacceptable health risks. The FDA may disagree with our interpretation of the data from our clinical trials, or may find the clinical trial design, conduct or results inadequate to demonstrate safety and effectiveness of the product candidate. The FDA may also require additional preclinical studies or clinical trials which could further delay approval of our product candidates.

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

We previously suspended our research and development programs for all of our product candidates and platforms other than the LIBERTY® Endovascular Robotic Surgical System as a result of, among other things, some of the above factors, and our short and medium term success is no longer tied to multiple product candidates but rather just the LIBERTY® Endovascular Robotic Surgical System. If Microbot does not achieve one or more of these factors in a timely manner or at all, it could experience significant delays or an inability to successfully commercialize the LIBERTY® Endovascular Robotic Surgical System or any other product candidate, which would materially harm its business.

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

Microbot has established internal goals, based upon expectations with respect to its technologies, which Microbot has used to assess its progress toward developing the LIBERTY® Endovascular Robotic Surgical System. These goals relate to technology and design improvements as well as to dates for achieving specific development, commercialization and results. If the LIBERTY® Endovascular Robotic Surgical System exhibits technical defects or are unable to meet cost or performance goals, Microbot’s commercialization schedule could be delayed and potential purchasers may decline to purchase such products or may opt to pursue alternative products, which would materially harm its business.

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

At this time, Microbot does not know whether the data submitted with its 510(k) application will satisfy all FDA requirements to support clearance of the LIBERTY® Endovascular Robotic Surgical System, which creates uncertainty for Microbot as well as the possibility of increased product development costs and time to market.

Microbot has identified a predicate device for the LIBERTY® Endovascular Robotic Surgical System, which it used in its 510(k) application. However, there is no guarantee that the FDA will agree with the Company’s determination or that the FDA would accept the predicate device that Microbot submitted in its 510(k). Furthermore, even though Microbot intends to commence its human trials based on protocols agreed to with the FDA as part of its IDE submission, the FDA also may request additional data in response to a 510(k) or require Microbot to conduct further testing or compile more data in support of its 510(k). It is unclear at this time whether and how various activities initiated or announced by the FDA to modernize the U.S. medical device regulatory system could affect the marketing pathway or timeline for our product candidate, given their nature.

The FDA requires clinical data to be submitted as part of the LIBERTY® Endovascular Robotic Surgical System marketing submission, any type of clinical study performed in humans will require the investment of substantial expense, professional resources and time. In order to conduct a clinical investigation involving human subjects for the purpose of demonstrating the safety and effectiveness of a medical device, a company must, among other things, apply for and obtain Institutional Review Board, or IRB, approval of the proposed investigation. In addition, the sponsor of the investigation must also submit and obtain FDA approval of an Investigational Device Exemption, or IDE, application, which we have submitted and are continuing the submission process with the FDA while we commence the approved human trials. Microbot may not be able to obtain FDA and/or IRB approval to undertake clinical trials in the United States for any new devices Microbot intends to market in the United States in the future. Moreover, the timing of the commencement, continuation and completion of any future clinical trial may be subject to significant delays attributable to various causes, including scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria, failure of patients to complete the clinical trial, delay in or failure to obtain IRB approval to conduct a clinical trial at a prospective site, and shortages of supply in the investigational device.

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

As a development-stage, clinical-stage company, Microbot has no prior experience in designing, initiating, conducting and monitoring human clinical trials. Microbot will depend upon its ability and/or the ability of future collaborators, contract research organizations, clinical trial sites and investigators to successfully design, initiate, conduct and monitor such clinical trials.

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

As a result of the Israel-Hamas war and related conflicts, we are currently experiencing delays in the supply for certain components from Israeli-based vendors. We cannot determine with any certainty as to whether these shortages will continue and if so, for how long. Consequently, our operational and development timeline could be adversely affected if we were unable to obtain these components from our suppliers in the quantities or based on the timeline we require. Although we believe in most cases that we could identify alternative suppliers, we can give no assurance that our research and development timelines will not be delayed while we identify and retain replacement suppliers. Accordingly, any material delay in delivery of any component parts or packaging could materially adversely affect our ability to obtain FDA approval and otherwise meet our expected timeframes.

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

Clinical outcome studies for the LIBERTY® Endovascular Robotic Surgical System may not provide sufficient data to make such product candidate the attractive.

Microbot’s business plan with respect to the LIBERTY® Endovascular Robotic Surgical System relies on the broad adoption by doctors of the product for its planned applications.

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

The ongoing risks of operating in Israel are being exacerbated as a result of the October 7, 2023 surprise attack by hostile forces from Gaza, which led to Israeli military operation at first in Gaza and then in Lebanon. These include security and economic risks, risks relating to our ability to sell or buy internationally, risk of economic instability, risk of exchange rate fluctuation negatively affecting operating costs, and the risk of employees leaving to perform military service. These military operations and related activities, such as the recent collapse of the Assad regime in Syria and Israel’s subsequent military operations in Syria, and the recent escalation of military operations by and against the Houthis in Yemen, are on-going as of the filing date of this Annual Report on Form 10-K, although there have been temporary cease fires in such military operations from time to time.

The Company has considered various ongoing risks relating to the military operation and related matters, including:

●	That some of our Israeli subcontractors, vendors, suppliers and other companies in which the Company relies, are currently only partially active, as instructed by the relevant authorities; and

●	A slowdown in the number of international flights in and out of Israel.

The Company is closely monitoring how the military operation and related activities could adversely effect its anticipated milestones and its Israel-based activities to support future clinical and regulatory milestones, including the Company’s ability to import materials that are required to construct the Company’s devices and to ship them outside of Israel. As of the filing date of this Annual Report on Form 10-K, the Company has determined that there have not been any materially adverse effects on its business or operations, but it continues to monitor the situation, as any collapse of a cease-fire from time to time or future escalation or change could result in a material adverse effect on the ability of the Company’s Israeli office to support the Company’s clinical and regulatory activities. The Company does not have any specific contingency plans in the event of any such escalation or change.

Microbot has facilities located in Israel, and therefore, political conditions in Israel may affect Microbot’s operations and results.

Microbot has facilities located in Israel. In addition, one of its seven directors, its General Manager and Chief Technology Officer and its Chief Financial Officer, as well as substantially all of its research and development team and non-management employees, are residents of Israel. Accordingly, political, economic and military conditions in Israel will directly or indirectly affect Microbot’s operations and results. Most recently, for example, the current political situation in Israel where the ruling parties are attempting to implement laws that essentially allow the parliament to enact laws that are preemptively immune to judicial review could adversely affect our business and results of operations. In addition, since the establishment of the State of Israel, a number of armed conflicts have taken place between Israel and its Arab neighbors. An ongoing state of hostility, varying in degree and intensity has led to security and economic problems for Israel. For a number of years there have been continuing hostilities between Israel and the Palestinians. This includes hostilities with the Islamic movement Hamas in the Gaza Strip, which have adversely affected the peace process and at times resulted in armed conflicts, including the current armed conflict. Such hostilities have negatively influenced Israel’s economy as well as impaired Israel’s relationships with several other countries. Israel also faces threats from Hezbollah militants in Lebanon, from ISIS and rebel forces in Syria, from the government of Iran and other potential threats from additional countries in the region. Moreover, some of Israel’s neighboring countries have recently undergone or are undergoing significant political changes. These political, economic and military conditions in Israel could have a material adverse effect on Microbot’s business, financial condition, results of operations and future growth.

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

Microbot’s research and development efforts from inception until now have been financed in part through such Israeli Innovation Authority royalty bearing grants in an aggregate amount of approximately $1.9 million through December 31, 2024. During 2023 through December 31, 2024, total grants approved from the Israeli Innovation Authority was in the amount of approximately NIS 1.6 million, to further finance the development of the Company’s manufacturing process of the LIBERTY® Endovascular Robotic Surgical System.

Furthermore the Company received approval for a grant from the Ministry of Economy of the State of Israel in the amount of approximately NIS 300,000, to further finance the marketing activities of the LIBERTY® Endovascular Robotic Surgical System in the U.S. market.

In addition, as a result of our 2022 agreement with Nitiloop, we took over the liability to repay Nitiloop’s IIA grants in the amount of approximately $925,000.

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

General Risks

Political, social and geopolitical conditions can adversely affect our business.

Political, social and geopolitical conditions in the markets in which our products are expected to be sold have been and could continue to be difficult to predict, resulting in adverse effects on our business. The results of elections, referendums or other political conditions (including government shutdowns), geopolitical events and tensions, wars and other military conflicts in these markets have in the past impacted and could continue to impact how existing laws, regulations and government programs or policies are implemented or result in uncertainty as to how such laws, regulations, programs or policies may change, including with respect to the negotiation of new trade agreements, new, expanded or retaliatory tariffs against certain countries or covering certain products or ingredients, sanctions, environmental and climate change regulations, taxes, benefit programs, the movement of goods, services and people between countries, relationships between countries, customer or consumer perception of a particular country or its government and other matters. Such conditions have resulted in and could continue to result in exchange rate fluctuation, limitations on access to credit markets and other corporate banking services, including working capital facilities, volatility in global stock markets and global economic uncertainty and heightened risk to employee safety, any of which can adversely affect our business.

Political uncertainty may have an adverse impact on our operating performance and results of operations.

General political uncertainty may have an adverse impact on our operating performance and results of operations. In particular, the U.S. continues to experience significant political events that cast uncertainty on global financial and economic markets, especially following the recent presidential election. It is presently unclear as to all of the actions the second Trump administration in the U.S. will implement, and if implemented, how these actions may impact us or how we operate in the U.S., particularly any changes in personnel or processes or procedures at the FDA. Any actions taken by the Trump administration, including the many recent executive orders, may have a negative impact on the U.S. economy in general and on our business, financial condition, and results of operations in particular, especially if any such impact delays our planned 510(k) approval.

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

Competing against large established competitors with significant resources may make establishing a market for any products that it develops difficult which would have a material adverse effect on Microbot’s business. Microbot’s commercial opportunities could also be reduced or eliminated if its competitors develop and commercialize products, treatments or procedures quicker, that are safer, more effective, are more convenient or are less expensive than the LIBERTY® Endovascular Robotic Surgical System or any other product that Microbot may develop. Many of Microbot’s potential competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical and clinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than Microbot may have. Mergers and acquisitions in the medical device industry market may result in even more resources being concentrated among a smaller number of Microbot’s potential competitors.

Information technology failures and data security breaches could harm our business.

We use information technology, digital communications and other computer resources to carry out important operational and marketing activities and to maintain our business records. We have implemented systems and processes intended to address ongoing and evolving cyber security risks, secure our information technology, applications and computer systems, and prevent unauthorized access to or loss of sensitive, confidential and personal data. We also depend on various partners and providers, and our software partners, to secure personal identifiable and confidential information. We provide regular personnel awareness training regarding potential cyber security threats, including the use of internal tips, reminders and phishing assessments, to help ensure employees remain diligent in identifying potential risks. In addition, we have deployed monitoring capabilities to support early detection, internal and external escalation, and effective responses to potential anomalies. However, cyberattacks or other security breaches may remain undetected over an extended period of time and may not be addressed in a timely manner to minimize the impact, which could result in substantial costs. Many of our information technology and other computer resources are provided to us and/or maintained on our behalf by third-party service providers pursuant to agreements that specify to varying degrees certain security and service level standards. We also rely upon our third-party service providers to maintain effective cyber security measures to keep our information secure and to carry cyber insurance. Although we and our service providers employ what we believe are adequate security, disaster recovery and other preventative and corrective measures, our security measures, taken as a whole, may not be sufficient for all possible situations and may be vulnerable to, among other things, hacking, employee error, system error and faulty password management.

Our ability to conduct our business may be impaired if these information technology and computer resources, including our website and customer-facing applications, are compromised, degraded or damaged or if they fail, whether due to a virus or other harmful circumstance, intentional penetration or disruption of our information technology resources by a third party, natural disaster, hardware or software corruption or failure or error (including a failure of security controls incorporated into or applied to such hardware or software), telecommunications system failure, service provider error or failure or intentional or unintentional personnel actions (including the failure to follow our security protocols), or lost connectivity to our networked resources. A significant disruption in the functioning of these resources, or breach thereof, including our website, could damage our reputation and cause us to lose customers, sales and revenue.

In addition, breaches of our information technology systems or data security systems, including cyberattacks and malicious uses of artificial intelligence, could result in the unintended and/or unauthorized public disclosure or the misappropriation of proprietary, personal identifying and confidential information (including information we collect and retain in connection with our business, business partners and employees), and require us to incur significant expense (that we may not be able to recover in whole or in part from our service providers or responsible parties, or their or our insurers) to address and remediate or otherwise resolve. The unintended and/or unauthorized public disclosure or the misappropriation of proprietary, personal identifying or confidential information may also lead to litigation or other proceedings against us by affected individuals and/or business partners and/or by regulators, and the outcome of such proceedings, which could include losses, penalties, fines, injunctions, expenses and charges recorded against our earnings, could have a material and adverse effect on our financial condition, results of operations and cash flows and harm our reputation. In addition, the costs of maintaining adequate protection against such threats, based on considerations of their evolution, increasing sophistication, pervasiveness and frequency and/or increasingly demanding government-mandated standards or obligations regarding information security and privacy, could be material to our consolidated financial statements in a particular period or over various periods.

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

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 1C. Cybersecurity

Since our formation, we have been primarily focused on research and development activities and pursuing FDA approval of our planned products, and recently commenced building our commercial team. We have 22 employees and currently use third-party vendors and service providers for certain product development and regulatory approval activities.

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

Cybersecurity threats have not materially affected, and are not reasonably likely to affect, the Company, including its business strategy, results of operations or financial condition while we are strategically focused on pursuing FDA approval and have pre-commercial operations. The Company is not aware of any material security breach to date. Accordingly, the Company has not incurred any material expenses over the last two years relating to information security breaches. The occurrence of cyber-incidents, or a deficiency in our cybersecurity or in those of any of our third-party service providers could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information and systems, or damage to our business relationships or reputation, all of which could negatively impact our business and results of operations. There can be no assurance that the Company’s third-party vendors’ and service providers’ cybersecurity risk management processes, including their policies, controls or procedures, will be fully implemented, complied with or effective in protecting the Company’s systems and information.

Item 2. Description of Property.

Microbot’s U.S.-based employees currently either work remotely or at leased premises in the suburbs of Boston, Massachusetts of approximately 300 square feet. Microbot also occupies facilities in premises of approximately 6,975 square feet at 6 Hayozma St., Yokneam, P.O.B. 242, Israel. These facilities are expected to provide the space and infrastructure necessary to accommodate its commercial and business development work based on its current operating plan. Microbot does not own any real property.

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

As of March 24, 2025, there were approximately 117 holders of record of our common stock, and the closing price of our common stock as reported on the NASDAQ Capital Market was $1.60.

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

Equity Compensation Plan Information Table

The following table provides information about shares of our common stock that may be issued upon the exercise of options under all of our existing compensation plans as of December 31, 2024.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Plan Category
Equity compensation plans approved by security holders:
2017 Equity Incentive Plan	467,133	$10.72	156,585
2020 Omnibus Performance Award Plan	1,890,810	$3.38	729,842
Equity compensation plans not approved by security holders:
Microbot Israel Employee Stock Option Plan(1)	61,577	$0.01	-
Stock Options (2)	77, 846	$4.20	-
Total	2,497,366		886,427

(1)	Such options were originally issued by Microbot Israel under its Employee Stock Option Plan and represented the right to purchase an aggregate of 500,000 shares of Microbot Israel’s ordinary shares. As of the effective time of the Merger, such options were retroactively adjusted to reflect the Merger and now represent the right to purchase shares of our common stock.
(2)	Such options were originally issued by Microbot Israel to MEDX Ventures Group LLC, of which Mr. Gadot is the Chief Executive Officer, Company Group Chairman and majority equity owner, and represented the right to purchase an aggregate of 486,263 of Microbot Israel’s ordinary shares. As of the effective time of the Merger, such options were retroactively adjusted to reflect the Merger and now represent the right to purchase shares of our common stock.

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

Overview

Microbot is a clinical-stage medical device company specializing in the research, design and development of next generation robotic endoluminal surgery devices targeting the minimally invasive surgery space. We are primarily focused on leveraging our robotic technologies with the goal of redefining surgical robotics while improving surgical outcomes for patients.

Using our LIBERTY® technological platform, we are developing the first ever fully disposable robot for various endovascular interventional procedures. The LIBERTY® Endovascular Robotic Surgical System is designed to maneuver guidewires and over-the-wire devices (such as microcatheters) within the body’s vasculature. It is intended for the remote delivery and manipulation of guidewires and catheters, and remote manipulation of guide catheters to facilitate navigation to anatomical targets in the peripheral vasculature. It is designed to eliminate the need for extensive capital equipment requiring dedicated Cath-lab rooms as well as dedicated staff.

Financial Operations Overview

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefits and related expenses and overhead for Microbot’s research, development and engineering personnel, prototype materials and research studies, obtaining and maintaining Microbot’s patent portfolio, net of government grants and NRE payments. Microbot expenses its research and development costs as incurred.

General and Administrative Expenses

General and administrative expenses consist primarily of the costs associated with management salaries, benefits and related expenses, professional fees for accounting, auditing, consulting, legal services, and insurance expenses, net of insurance loss recoveries.

Microbot expects that its general and administrative expenses will increase over the long-term, as it expands its operating activities, maintains compliance with exchange listing and SEC requirements. Microbot expects these potential increases will likely include management costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums and expenses associated with investor relations.

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

Common Stock Warrants

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

Results of Operations

Comparison of Years Ended December 31, 2024 and 2023

The following table sets forth the key components of Microbot’s results of operations for the years ended December 31, 2024 and 2023 (in thousands):

	For the Years Ended December 31,
	2024	2023	Change
Research and development expenses, net	$(6,630)	$(5,724)	$(906)
General and administrative expenses, net	(4,995)	(4,131)	(864)
Financing income, net	182	228	(46)
Loss on legal settlement, net	-	(1,111)	1,111

Research and Development Expenses, net.

The increase in research and development expenses of approximately $0.9 million in 2024 as compared to 2023 was primarily due to increases in headcount, employees’ salaries and bonuses. Additionally, there were increased regulatory expenses in 2024 due to the Investigational Device Exemption and 510K submission, as well as higher costs associated with clinical studies conducted in 2024 compared to 2023.

General and Administrative Expenses, net. The increase in general and administrative expenses of approximately $0.9 million in 2024 as compared to 2023 was primarily due to certain cost reduction plans targeting employee salaries and bonuses as well as board of director fees that were implemented in 2023 and later relaxed in 2024.

Financing Income, net. The decrease in Finance income in 2024 as compared to 2023 is due to a decrease in market gains offset by increase in interest income and foreign exchange changes.

Loss on legal settlement, net. Loss on legal settlement, net for the year ended December 31, 2023 is related to the issuance of restricted shares of our common stock to settle the Lawsuit pursuant to the Settlement Agreement.

Liquidity and Capital Resources

To date, Microbot has not generated revenues from operations. Microbot has incurred losses since inception and negative cash flows from operating activities for all periods presented. As of December 31, 2024, Microbot had a net working capital of approximately $3.4 million, consisting primarily of cash and cash equivalents and marketable securities. This compares to net working capital of approximately $4.1 million as of December 31, 2023. This does not include any of the approximately $30.6 million we have raised subsequent to December 31, 2024, discussed further below. Microbot anticipates that it will continue to incur net losses for the foreseeable future as it continues research and development efforts and ramps up commercialization of its primary product candidate and continues to incur costs associated with being a public company.

Microbot has funded its operations through the issuance of capital stock, grants from the Israeli Innovation Authority, and convertible debt. Since inception (November 2010) through December 31, 2024, Microbot has raised cash proceeds of approximately $74.9 million. Since inception (November 2010) through December 31, 2024, Microbot incurred a total cumulative loss of approximately $90.9 million.

Since January 1, 2025, we have raised the following amounts:

●	An aggregate of approximately $1.1 million in January 2025, before fees and expenses of $35,179, through our ATM Agreement;

●	In January 2025, an aggregate of approximately $15.6 million in gross proceeds, before fees and expenses of approximately $1.4 million, from institutional investors;

●	In January 2025, approximately $916,000 in gross proceeds from the exercise of outstanding preferred investment options, before fees and expenses of $64,164; and

●	In February 2025, an aggregate of approximately $13.0 million in gross proceeds, before fees and expenses of approximately $1.2 million, from institutional investors.

Microbot Israel obtained from the Israeli Innovation Authority (“IIA”) grants for participation in research and development for the years 2013 through December 31, 2024 in the total amount of approximately $1.9 million. This amount includes amounts received of approximately $378,000, which are a portion of an additional grant from the IIA in the amount of approximately NIS 1.6 million (approximately $447,000) approved on June 1, 2023, to further finance the development of the manufacturing process of the LIBERTY® Endovascular Robotic Surgical System. On January 4, 2018, Microbot Israel entered into an agreement with CardioSert to acquire certain of its patent-protected technology as well as to assume CardioSert’s grants from the IIA in the aggregate amount of approximately $530,000. During the 3rd quarter of 2024, Microbot Israel transferred such technology back to CardioSert, for nominal consideration and, as a result, Microbot Israel’s liability to repay CardioSert’s IIA grants in the aggregate amount of approximately $530,000 was also transferred back to CardioSert. On October 6, 2022, Microbot Israel entered into an agreement with Nitiloop Ltd. to acquire substantially all of its assets. Nitiloop received grants from the IIA in the aggregate amount of approximately $925,000 and Microbot Israel took over the liability to repay such grants.

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

To the extent available, Microbot intends to continue to raise capital through future public and private issuances of debt and/or equity securities, to fund its commercial activities and working capital and general business purposes. The capital raises from issuances of convertible debt and equity securities could result in additional dilution to Microbot’s shareholders. In addition, to the extent Microbot determines to incur additional indebtedness, Microbot’s incurrence of additional debt could result in debt service obligations and operating and financing covenants that would restrict its operations. Microbot can provide no assurance that financing will be available in the amounts it needs, at the times it needs it or on terms acceptable to it, if at all, and will need additional funds to continue the commercialization process for the LIBERTY® Endovascular Robotic Surgical System.

As of the filing date of this Annual Report on Form 10-K, management believes we have sufficient funds for our operations for in excess of one year.

Cash Flows

The following table provides a summary of the net cash flow activity for each of the periods presented (in thousands):

	For the Years Ended December 31,
	2024	2023
Net cash flows used in operating activities	$(8,827)	$(8,533)
Net cash flows provided by investing activities	1,537	1,973
Net cash flows provided by financing activities	7,936	6,558
Net increase (decrease) in cash, cash equivalents and restricted cash	$646	$(2)

The increase in net cash flows used in operating activities was primarily from an increase in research and development expenses and general and administration expenses discussed above.

The decrease of net cash flows provided by investing activities was primarily due to a decrease in proceeds from maturities of marketable securities in 2024 compared to 2023.

The increase in net cash flows provided by financing activities was due to increased issuances of common stock and warrants in 2024 compared to 2023.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Microbot’s cash and cash equivalents as of December 31, 2024 consisted of readily available checking and money market funds. Microbot’s primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in Microbot’s portfolio, a sudden change in market interest rates would not be expected to have a material impact on Microbot’s financial condition and/or results of operations. Microbot does not believe that its cash or cash equivalents have significant risk of default or illiquidity. While Microbot believes its cash and cash equivalents do not contain excessive risk, Microbot cannot provide absolute assurance that in the future its investments will not be subject to adverse changes in market value. In addition, Microbot maintains significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2024. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the management of the Company, have determined that as of December 31, 2024, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a - 15(f) of the Exchange Act). There are inherent limitations to the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. We have assessed the effectiveness of our internal controls over financial reporting (as defined in Rule 13a -15(f) of the Exchange Act) as of December 31, 2024, and have concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

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

Item 9B. Other Information.

During the three months ended December 31, 2024, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Board of Directors

We currently have seven directors serving on our Board. The following table lists the names, ages and positions of the individuals who serve as directors of the Company, as of March 24, 2025:

Name	Age	Position
Harel Gadot	53	President, Chief Executive Officer and Chairman of the Board of Directors
Scott Burell(1)(2)	60	Director
Martin Madden(1)(3)	64	Director
Prattipati Laxminarain(2)	67	Director
Aileen Stockburger(3)	62	Director
Tal Wenderow(2)	50	Director
David J. Wilson (1)(3)	57	Director

(1)	Member of Audit Committee.
(2)	Member of Corporate Governance Committee.
(3)	Member of Compensation Committee.

We have a classified Board, with each of our directors serving a staggered three-year term. The following table shows the current composition of the three classes of our Board:

Class I Directors (term scheduled to expire in 2025):

Harel Gadot

Martin Madden

Tal Wenderow

Class II Directors (term scheduled to expire in 2026):

Scott Burell

Aileen Stockburger

Class III Directors (term scheduled to expire in 2027):

David J. Wilson

Prattipati Laxminarain

Director Biographies

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

Tal Wenderow was appointed by the Board on July 29, 2020 to fill a vacancy on the Board and to serve as a Class I director of the Company, with a term commencing on August 1, 2020. From June 2024 to December 2024, Mr. Wenderow served as interim CEO of Sensory Cloud Inc., a health technology company pioneering treatments for respiratory human illnesses of the airway lining. Since September 2021, Mr. Wenderow serves as the Venture Partner at Genesis MedTech, a global medical device company. Previously, from February 2019, Mr. Wenderow served as the President and CEO of Vocalis Health Inc., an AI healthtech company pioneering the development of vocal biomarkers. Previously, Mr. Wenderow co-founded Corindus Vascular Robotics in 2002, which was a New York Stock Exchange-listed company upon its acquisition by Siemens Healthineers in 2019. Mr. Wenderow held various positions at Corindus from founder, Chief Executive Officer and director at inception, Executive Vice President Product & Business Development to his most recent role as Executive Vice President of International & Business Development. Mr. Wenderow received a B.Sc. in Mechanical Engineering at the Technion - Israel Institute of Technology, Haifa, Israel. The Company believes that Mr. Wenderow is qualified as a Board member of the Company because of his extensive knowledge of the medical robotics space with specific focus on interventional procedures, as well as his medical devices start up experience.

David J. Wilson, was elected at our December 17, 2024 Annual Meeting of Stockholders as a Class III director for a three-year term, was subsequently appointed by the Board of Directors of the Company to serve as a member of the Company’s Audit Committee and Compensation Committee. Since March 2022, Mr. Wilson has been the Chief Executive Officer and a director of InnovHeart Corporation, a private company developing transcatheter mitral valve replacement systems to treat patients suffering from mitral valve disease. From September 2017 to October 2021, he was the President of Global Plasma at Haemonetics Corporation where he led the global commercialization of a next generation plasma collection system. He dedicated two decades in roles of increasing responsibility with various Johnson and Johnson (J&J) companies, including as the Worldwide President of Cordis. In this role, he led the global integration of Cordis into Cardinal Health and rejuvenated the product portfolio through business development deals. Mr. Wilson held other leadership roles at J&J companies, namely President of Mentor, Vice President of Ethicon R&D and Vice President of Ethicon Biosurgicals. Earlier in his tenure with J&J, he attained senior leadership roles at Cordis Endovascular as Vice President of R&D and Regional Director of Sales. He is the holder of 10 medical device patents and has served as a Board member of several educational and healthcare institutions in the US. His education includes a Bachelor of Mechanical Engineering from Auburn University, a Master of Science in Biomedical Engineering from the University of Alabama at Birmingham and a Master of Business Administration from Columbia University. The Company believes that Mr. Wilson is qualified to serve as a member of the Board due to his experience as a healthcare and medical device executive, including extensive experience in general management, research and development, marketing, sales and supply chain management.

Executive Officers

Following are the name, age and other information for our executive officers, as of March 24, 2025. All company officers have been appointed to serve until their successors are elected and qualified or until their earlier resignation or removal. Information regarding Harel Gadot, our Chairman, President and Chief Executive Officer, is set forth above under “Board of Directors.”

Name	Age	Position
Harel Gadot	53	President, Chief Executive Officer and Chairman of the Board of Directors
Rachel Vaknin	46	Chief Financial Officer
Simon Sharon	64	Chief Technology Officer and General Manager, Microbot Israel
Juan Diaz-Cartelle	48	Chief Medical Officer

Rachel Vaknin, has served as the Company’s Chief Financial Officer since April 2022 and before that was its VP Finance since January 2022. From September 2017 to December 2021, Ms. Vaknin served as the Chief Financial Officer at Imagry, an Israeli-American autonomous technologies software provider. From April 2004 through December 2016, Ms. Vaknin was the FP&A Department Manager at Mellanox Technologies Ltd., an Israeli-American multinational supplier of computer networking products acquired by Nvidia in 2020, where she was responsible, among other things, for managing FP&A, leading teams with respect to preparing quarterly financial statements, obtaining and managing grant monies, and Sarbanes-Oxley controls.

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

Audit Committee

The Audit Committee is composed of Messrs. Burell, Madden and Bornstein. Each of the members of the Audit Committee is independent, and the Board has determined that Mr. Burell is an “audit committee financial expert,” as defined in SEC rules. The Audit Committee acts pursuant to a written charter which is available through our website at www.microbotmedical.com. The Audit Committee held five meetings during the fiscal year ended December 31, 2024.

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

Compensation Committee

The Compensation Committee is composed of Messrs. Madden (Chairman), Bornstein and Stockburger. Each of the members of the Compensation Committee is independent. The Compensation Committee acts pursuant to a written charter which is available through our website at www.microbotmedical.com. The Compensation Committee held four meetings during the fiscal year ended December 31, 2024 and acted by unanimous written consent one time.

The Compensation Committee acts pursuant to a written charter. The Compensation Committee makes recommendations to the Board of Directors and management concerning salaries in general, determines executive compensation and approves incentive compensation for employees and consultants.

Corporate Governance Committee

The Corporate Governance Committee is composed of Messrs. Laxminarain, Burell and Wenderow. Each of the members of the Corporate Governance Committee is independent. The Corporate Governance Committee acts pursuant to a written charter which is available through our website at www.microbotmedical.com. The Corporate Governance Committee held three meetings during the fiscal year ended December 31, 2024.

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

Code of Business Conduct and Ethics and Compensation Recovery

We have adopted a Code of Ethics and Conduct that applies to all of our directors, officers, employees, and consultants. A copy of our code of ethics is posted on our website at www.microbotmedical.com and is filed as Exhibit 14.1 to this Form 10-K. We intend to disclose any substantive amendment or waivers to this code on our website. There were no substantive amendments or waivers to this code in 2024.

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

Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC reports of ownership of our securities and changes in reported ownership. Executive officers, directors and greater than 10% beneficial owners are required by SEC rules to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of the copies of such forms furnished to us, or written representations from the reporting persons that no Form 5 was required, we believe that, during the fiscal year ended December 31, 2024, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners have been met, other than a Form 3 for Mr. Wilson, which was not timely filed.

Insider Trading Policy

The Company has adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of its securities by directors, officers and employees, or the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. Such policies and procedures are filed as Exhibit 19.2 to this Form 10-K, and are also included in the Company’s Code of Ethics and Conducts, which is filed as Exhibit 14.1 to this Form 10-K, and in its Blackout Period and Trading Window Policy, which is filed as Exhibit 19.1 to this Form 10-K.

Item 11. Executive Compensation.

The following table sets forth information regarding each element of compensation that was paid or awarded to the named executive officers of the Company for the periods indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)

Harel Gadot	2024	520,249	149,189	(5)	-	514,141	(9)	-	57,900	(3)	1,241,479
CEO, President & Chairman	2023	372,521	386,000	(2)	-	470,302		-	55,300	(3)	1,284,123

Simon Sharon	2024	241,455	84,754	(4)	-	123,785	(9)	-	89,435	(6)	539,429
CTO and GM	2023	195,901	87,022	(2)	-	88,418		-	98,589	(6)	469,930

Juan Diaz-Cartelle	2024	350,000	-			26,478	(9)		-		376,478
CMO (7)	2023	14,808				720					15,528

Rachel Vaknin	2024	162,793	40,816	(4)	-	105,862	(9)	-	53,694	(8)	363,165
CFO	2023	139,601	27,626	(2)	-	76,533		-	45,743	(8)	289,503

(1)	Amounts shown do not reflect cash compensation actually received by the named executive officer. Instead, the amounts shown are the non-cash aggregate grant date fair values of stock option awards made during the periods presented as determined pursuant to ASC Topic 718 and excludes the effect of forfeiture assumptions. The assumptions used to calculate the fair value of stock option awards are set forth under Note 10 to the Consolidated Financial Statements of the Company for the fiscal year ended December 31, 2024 included elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

(2)	Represents bonus for the 2022 fiscal year, which amount was actually paid in 2023.

(3)	All Other Compensation includes contributions to the named executive officer’s 401(k) Plan, and a yearly automobile allowance.

(4)	Represents bonus for the 2023 fiscal year, which amount was actually paid in 2024.

(5)	Represents bonus for the 2023 fiscal year, which amount was actually paid in 2024. For the 2023 fiscal year, Mr. Gadot received in 2024 $149,188.50 of a possible maximum of $298,377, and a bonus in the form of 79,567 stock options.

(6)	All Other Compensation includes contributions or payments to the named executive officer’s convalescence pay, pension fund, work disability insurance, severance fund, education fund, and social security, and yearly automobile allowance.

(7)	Juan Diaz-Cartelle commenced employment on December 1, 2023.

(8)	All Other Compensation includes contributions or payments to the named executive officer’s convalescence pay, pension fund, work disability insurance, severance fund, education fund, and social security.

(9)	Includes the value of certain performance-based options granted and vested to the executive in 2024.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the named executive officers as of the end of the fiscal year ended December 31, 2024.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market value of Shares of Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

Harel Gadot	77,846	-	$4.20	1/01/2025	-	-	-	-
	120,847	-	15.75	9/14/2027	-	-	-	-
	166,666	-	9.64	2/25/2030	-	-	-	-
	190,000	-	8.48	02/01/2031	-	-	-	-
	92,500	7,500	6.48	01/26/2032	-	-	-	-
	112,000	48,000	3.73	12/21/2032	-	-	-	-
	38,000	42,000	2.43	08/01/2033	-	-	-	-
	80,000	-	1.2684	02/22/2034
	26,000	54,000	1.2684	02/22/2034
	79,567	-	1.25	02/26/2034
	12,000	4,000	1.25	02/26/2034

Simon Sharon	10,000	-	9.00	08/13/2028	-	-	-	-
	14,170	-	5.95	08/12/2029	-	-	-	-
	23,125	1,875	6.48	01/26/2032	-	-	-	-
	21,875	13,125	3.48	12/21/2032	-	-	-	-
	8,312	9,188	2.43	08/01/2033	-	-	-	-
	17,500	-	1.2684	02/22/2034
	5,687	11,813	1.2684	02/22/2034
	8,750	-	1.25	02/26/2034

Rachel Vaknin	18,500	1,500	6.48	01/26/2032	-	-	-	-
	7,750	2,250	4.80	07/18/2032	-	-	-	-
	9,100	3,900	3.73	12/21/2032	-	-	-	-
	8,312	9,188	2.43	08/01/2033	-	-	-	-
	17,500	-	1.2684	02/22/2034
	5,687	11,813	1.2684	02/22/2034
	4,375	2,625	1.25	02/26/2034

Juan Diaz-Cartelle	10,000	15,000	1.29	01/12/2033	-	-	-	-
	5,687	11,813	1.2684	02/22/2034	-	-	-	-
	10,500	2,625	1.25	02/26/2034

Executive Employment Agreements

Harel Gadot Employment Agreement

The Company entered into an employment agreement (the “Gadot Agreement”) with Harel Gadot on November 28, 2016, as amended most recently on January 26, 2022, to serve as the Company’s Chairman of the Board of Directors and Chief Executive Officer, on an indefinite basis subject to the termination provisions described in the Agreement. The salary is reviewed on an annual basis by the Compensation Committee of the Company to determine potential increases taking into account such performance metrics and criteria as established by Mr. Gadot and the Company. For the fiscal year ending December 31, 2025, Mr. Gadot’s annual salary is $556,972.

Effective as of January 26, 2022, Mr. Gadot shall also be entitled to receive a target annual cash bonus of up to a maximum amount of 75% of base salary, which maximum amount of $397,837 was paid in 2025 for the 2024 fiscal year. For the 2023 fiscal year, Mr. Gadot received in 2024 $149,188.50 of a possible maximum of $298,377, and a bonus in the form of 79,567 stock options. In January 2025, the Compensation Committee authorized the payment to Mr. Gadot of a special bonus in the amount of approximately $150,000.

Mr. Gadot shall be further entitled to a monthly automobile allowance and tax gross up on such allowance of $1,150. Upon execution of the Gadot Agreement, he was granted options to purchase shares of common stock of the Company representing 5% of the issued and outstanding shares of the Company. Since then, the Compensation Committee of the Board of Directors considers the granting to Mr. Gadot of additional compensatory options on an annual basis. In February 2024, the Company granted Mr. Gadot an aggregate of 240,000 options (exclusive of the bonus options described above), of which 80,000 were performance-based options and of which 12,000 vested in accordance with their terms as of February 5, 2025.

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

Rachel Vaknin Employment Agreement

The Company entered into an employment agreement, dated November 22, 2021, amended as of May 15, 2023 and February 5, 2025 (as amended, the “Vaknin Agreement”), with Ms. Vaknin, to serve as the Company’s Chief Financial Officer, on an indefinite basis subject to the termination provisions described in the Vaknin Agreement. The salary is reviewed on an annual basis by the Compensation Committee of the Company to determine potential increases taking into account such performance metrics and criteria as established by the Company. For the fiscal year ending December 31, 2025, Ms. Vaknin’s annual salary is 720,000 NIS.

Ms. Vaknin shall also be entitled to receive a target annual cash bonus, based on certain milestones, of up to a maximum amount of 35% (increased from 25% in February 2024) of her annual salary. For the 2024 fiscal year, Ms. Vaknin received a cash bonus of 210,000 NIS (approximately $58,000).

Ms. Vaknin shall be further entitled to a monthly automobile allowance not to exceed NIS 1,000 per month plus expenses and applicable taxes, and originally was granted options to purchase 20,000 shares of common stock of the Company based on vesting and other terms set forth in the Vaknin Agreement. Since then, the Compensation Committee of the Board of Directors considers the granting to Ms. Vaknin of additional compensatory options on an annual basis. In February 2024, the Company granted Ms. Vaknin an aggregate of 52,500 options, of which 17,500 were performance-based options and of which 4,375 vested in accordance with their terms as of February 5, 2025.

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

Simon Sharon Employment Agreement

The Company entered into an employment agreement, dated as of March 31, 2018 and amended pursuant to a First Amendment to Employment Agreement dated as of April 19, 2021, as further amended as of May 15, 2023 and on February 5, 2025 (as so amended, the “Sharon Agreement”), with Mr. Sharon, to serve as the Company’s Chief Technology Officer and the General Manager of Microbot Israel, on an indefinite basis subject to the termination provisions described in the Sharon Agreement.

The salary is reviewed on an annual basis by the Compensation Committee of the Company to determine potential increases taking into account such performance metrics and criteria as established by the Company.

Pursuant to the terms of the Sharon Agreement, for the fiscal year ending December 31, 2025, Mr. Sharon’s annual salary is 960,000.

Mr. Sharon shall also be entitled to receive a target annual cash bonus, based on certain milestones, of up to a maximum amount of 35% of him annual salary. For the 2024 fiscal year, Mr. Sharon received a cash bonus of approximately $85,000.

Mr. Sharon shall be further entitled to a monthly automobile allowance plus a tax gross up to cover taxes relating to the grant of such motor vehicle, and pursuant to the Sharon Agreement was initially granted options in 2018 to purchase 150,000 shares (pre-stock split) of common stock of the Company. Since then, the Compensation Committee of the Board of Directors considers the granting to Mr. Sharon of additional compensatory options on an annual basis. In February 2024, the Company granted Mr. Sharon an aggregate of 52,500 options, of which 17,500 were performance-based options and of which 8,750 vested in accordance with their terms as of February 5, 2025.

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

Juan Diaz-Cartelle Employment Agreement

We entered into an employment agreement, effective as of December 1, 2023 and as amended on February 5, 2025 (as so amended, the “Diaz-Cartelle Agreement”), with Dr. Diaz-Cartelle, to serve as Chief Medical Officer on an indefinite basis subject to the termination provisions described in the Diaz-Cartelle Agreement. Pursuant to the terms of the Agreement, Dr. Diaz-Cartelle shall receive an annual base salary, which shall be reviewed on an annual basis by the Company’s Compensation Committee, which may provide for increases as it may determine, taking into account such performance metrics and criteria of Dr. Diaz-Cartelle and the Company in its sole discretion. Pursuant to the terms of the Diaz-Cartelle Agreement, for the fiscal year ending December 31, 2025, Dr. Diaz-Cartelle’s annual salary is $367,500.

Dr. Diaz-Cartelle shall also be entitled to receive a target annual cash bonus, based on corporate performance factors established and assessed by the Compensation Committee, of up to a maximum amount of 35% (up from 30%) of his annual base salary, provided that he is employed by the Company as of December 31st of the year to which the Target Bonus relates in order to receive the Target Bonus. For the 2024 fiscal year, Dr. Diaz-Cartelle’s received a cash bonus of approximately $105,000.

Dr. Diaz-Cartelle was granted 10-year options to purchase 25,000 shares of common stock of the Company pursuant to the Company’s 2020 Omnibus Performance Award Plan, as amended, having an exercise price per share based on the closing price of the Company’s common stock on the date of grant, and which vests in total over three years. He shall also be entitled to receive additional incentive equity awards on an annual basis at the discretion of the Compensation Committee, and in February 2024, the Company granted Mr. Diaz-Cartelle an aggregate of 35,000 options, of which 17,500 were performance-based options and of which 10,500 vested in accordance with their terms as of February 5, 2025.

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

Disclosure of Policies and Practices Related to the Grant of Equity Awards Close in Time to the Release of Material Nonpublic Information.

The Company does not have any adopted policies and practices on the timing of awards of options in relation to the disclosure of material nonpublic information by the Company. The Company’s Compensation Committee and Board of Directors, as applicable, typically grants options in the first quarter of each fiscal year to the Company’s executive officers and employees, and would typically grants options to independent members of the Board of Directors after each annual meeting of stockholders (which was not followed in 2024, with such options being granted in January 2025), although such awards are not granted on a predetermined schedule. The board and compensation committee takes material nonpublic information into account when determining the timing and terms of such an award and whether any disclosure of material nonpublic information is timed for the purpose of affecting the value of executive compensation, and will, for instance, delay the grant of awards if material news is expected to be made public based on discussions with management.

The Company, during the last completed fiscal year, did not award options to a named executive officer in the period beginning four business days before the filing of a periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of a current report on Form 8-K that discloses material nonpublic information, and ending one business day after the filing or furnishing of such report.

Director Compensation

The Company has an amended compensation package for the non-management members of its Board, pursuant to which each such Board member would receive for his or her services $35,000 per annum. Furthermore, each member of the Audit Committee of the Board receives an additional $10,000 per annum ($20,000 if Chairman), each member of the Compensation Committee of the Board receives an additional $7,500 per annum ($15,000 if Chairman) and each member of the Corporate Governance and Nominating Committee of the Board receives an additional $5,000 per annum ($10,000 if Chairman). Board members are also entitled to receive equity awards. Upon joining the Board, a member would receive an initial grant of stock options with an additional grant of stock options each year thereafter. The Company had recently amended the director’s compensation package to remove the requirement that the option grants be based on a specific dollar value of $95,000 (or $190,000 for new directors) as a result of the decrease in value of the Company’s stock price and the corresponding increase in the number of options the directors would have each received. Instead, the number of options shall be determined by the Compensation Committee or the Board based on, among other factors, a market competitive percentage of the Corporation’s issued and outstanding shares of common stock from time to time. For the 2024 fiscal year, in January 2025 the independent members of the Board were each granted 10,000 options with Mr. Wilson, as a newly elected director, being granted an additional 10,000 options. Additionally, as a result of the Company’s May 2023 cost reduction plan, the independent members of the Board agreed to a suspension of their quarterly director fees, with reinstatement of such fees effective as of January 1, 2024.

The following table summarizes cash and equity-based compensation information for our outside directors, for the year ended December 31, 2024:

Name	Fees earned or paid in cash	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Yoseph Bornstein (2)	$39,375	-	$66,891	-	-	-	$106,266
Scott Burell	$45,000	-	$66,891	-	-	-	$111,891
Martin Madden	$45,000	-	$66,891	-	-	-	$111,891
Prattipati Laxminarain	$33,750	-	$66,891	-	-	-	$100,641
Aileen Stockburger	$31,875	-	$66,891	-	-	-	$98,766
Tal Wenderow	$30,000	-	$66,891	-	-	-	$96,891
David J. Wilson (3)	-	-	-	-	-		-

(1)	Amounts shown do not reflect cash compensation actually received by the director. Instead, the amounts shown are the non-cash aggregate grant date fair values of stock option awards made during the period presented as determined pursuant to U.S. GAAP. The assumptions used to calculate the fair value of stock option awards are described in Note 10 to the Consolidated Financial Statements of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

(2)	Mr. Bornstein’s term as a director expired in December 2024.

(3)	Mr. Wilson’s term as a director commenced in December 2024.

Mr. Gadot received compensation for his services to the Company as set forth under the summary compensation table above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number of shares of our common stock beneficially owned, as of March 24, 2025, by (i) each of our directors, (ii) each of our named executive officers, (iii) all of our current directors and executive officers as a group, and (iv) all those known by us to be a beneficial owner of more than 5% of the Company’s common stock. In general, “beneficial ownership” refers to shares that an individual or entity has the power to vote or dispose of, and any rights to acquire common stock that are currently exercisable or will become exercisable within 60 days of March 24, 2025. We calculated percentage ownership in accordance with the rules of the SEC. The percentage of common stock beneficially owned is based on 34,744,476 shares outstanding as of March 24, 2025. In addition, shares issuable pursuant to options or other convertible securities that may be acquired within 60 days of March 24, 2025 are deemed to be issued and outstanding and have been treated as outstanding in calculating and determining the beneficial ownership and percentage ownership of those persons possessing those securities, but not for any other persons.

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

Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Common Stock Beneficially Owned
Harel Gadot(1)(2)	1,097,927	3.07%
Scott Burell(3)	80,120	*
Martin Madden(3)	80,120	*
Prattipati Laxminarain(3)	80,120	*
Aileen Stockburger(3)	75,024	*
Simon Sharon(2)(3)	126,491	*
Tal Wenderow(3)	73,433	*
Rachel Vaknin(2)(3)	85,146	*
Juan Diaz-Cartelle(2)(3)	30,687	-
David J. Wilson	-	-
All current directors and executive officers as a group (10 persons)(2)	1,729,068	4.76%

* Less than 1%.

(1)	Includes (i) 136,847 shares of our common stock owned by MEDX Ventures Group LLC, and (ii) 961,080 shares of our common stock issuable upon the exercise of options granted to Mr. Gadot. Mr. Gadot is the Chief Executive Officer, Company Group Chairman and majority equity owner of MEDX Venture Group, LLC and thus may be deemed to share voting and investment power over the shares and options beneficially owned by this entity.

(2)	Represents options to acquire shares of our common stock.

(3)	Includes shares of our common stock issuable upon the exercise of options as set forth in footnotes (1) and (2).

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

The independent members of our Board are Messrs. Burell, Madden, Laxminarain, Wenderow and Wilson, and Ms. Stockburger.

Item 14. Principal Accountant Fees and Services.

Audit and Tax Fees

The Board, upon the recommendation of the Audit Committee, has selected the independent accounting firm of Brightman Almagor Zohar & Co., a Firm in the Deloitte Global Network, to audit the accounts of the Company for the year ending December 31, 2024.

The Audit Committee considered the tax compliance services provided by Brightman Almagor Zohar & Co. and Deloitte Israel & Co., concluded that provision of such services is compatible with maintaining the independence of the independent accountants, and approved the provision by Brightman Almagor Zohar & Co. of tax compliance services with respect to the year ending December 31, 2024.

The Audit Committee received the following information concerning the fees of the independent accountants for the years ended December 31, 2024 and 2023, has considered whether the provision of these services is compatible with independence of the independent accountants, and concluded that it is:

	For the Years Ended December 31,
	2024	2023
Audit Fees (1)	$150,000	$140,000
Tax Fees	-	11,250
All Other Fees (2)	50,000	65,000

(1)	Audit fees represents fees for the audit of our annual consolidated financial statements and reviews of the interim consolidated financial statements, and review of audit-related SEC filings.

(2)	Includes fees related to issuing an Auditor consents and comfort letters, for Registration Statements on Forms S-1 and ATM filling.

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

(3) Exhibits:

The documents set forth below are filed herewith or incorporated by reference to the location indicated.

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger and Reorganization, dated as of August 15, 2016, by and among StemCells, Inc., C&RD Israel Ltd. and Microbot Medical Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 15, 2016).
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and filed on March 15, 2007).
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 29, 2016).
3.3	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 4, 2018).
3.4	Amended and Restated By-Laws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 3, 2016).
3.5	Certificate of Elimination (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 12, 2018).
3.6	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 11, 2019).
3.7	Amendment to Section 5 of the Amended and Restated By-Laws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 3, 2021).
4.1	Description of the Company’s Securities (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019).
4.2	Form of Series A Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 25, 2022)
4.3	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 25, 2022)
4.4	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 23, 2023)
4.5	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 24, 2023)
4.6	Form of Warrant Amendment Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 24, 2023)
4.7	Form of Series C Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 6, 2023)
4.8	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 6, 2023)
4.9	Form of Series D Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 28, 2023)
4.10	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 28, 2023)
4.11	Form of Inducement Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 2, 2024)
4.12	Form of Placement Agent Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 2, 2024)
4.13	Form of Series F Preferred Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 4, 2024)
4.14	Form of Placement Agent Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 4, 2024)
4.15	Form of Series G Preferred Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 7, 2025)
4.16	Form of Placement Agent Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 7, 2025)
4.17	Form of Series H Preferred Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 10, 2025)

Exhibit Number	Description of Document
4.18	Form of Placement Agent Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 10, 2025)
4.19	Form of Series I Preferred Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 11, 2025)
4.20	Form of Placement Agent Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 11, 2025)
10.1	Form of Indemnification Agreement, between the Company and each of its Directors and Officers (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 29, 2016).
10.2*	Employment Agreement with Harel Gadot (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 29, 2016).
10.3	License Agreement, dated June 20, 2012, by and between Technion Research and Development Foundation, and Microbot Medical Ltd. (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and filed on March 21, 2017).
10.4*	Form of Stock Option Agreement under the Microbot Medical Inc. 2017 Equity Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2017, filed on November 14, 2017).
10.5*	Microbot Medical Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement on Schedule 14A filed on August 11, 2017).
10.6*	Microbot Medical Inc. 2020 Omnibus Performance Award Plan (incorporated by reference to Exhibit A of the Company’s definitive Proxy Statement on Schedule 14A filed on July 31, 2020)
10.7*	Form of Restricted Stock Unit Award Agreement under the Microbot Medical Inc. 2020 Omnibus Performance Award Plan (incorporated by reference to Exhibit 4.2 of the registration Statement on Form S-8 of the Company filed on November 25, 2020)
10.8*	Form of NQO Award Agreement under the Microbot Medical Ltd. 2020 Omnibus Performance Award Plan (incorporated by reference to Exhibit 4.3 of the registration Statement on Form S-8 of the Company filed on November 25, 2020)
10.9*	Form of Restricted Stock Award Agreement under the Microbot Medical Ltd. 2020 Omnibus Performance Award Plan (incorporated by reference to Exhibit 4.4 of the registration Statement on Form S-8 of the Company filed on November 25, 2020)
10.10*	Form of SAR Award Agreement under the Microbot Medical Ltd. 2020 Omnibus Performance Award Plan (incorporated by reference to Exhibit 4.5 of the registration Statement on Form S-8 of the Company filed on November 25, 2020)
10.11*	Form of ISO Award Agreement under the Microbot Medical Ltd. 2020 Omnibus Performance Award Plan (incorporated by reference to Exhibit 4.6 of the registration Statement on Form S-8 of the Company filed on November 25, 2020)
10.12*	Employment Agreement, as of March 31, 2018, with Simon Sharon (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 7, 2021)
10.13*	First Amendment to Employment Agreement, dated as of April 19, 2021, with Simon Sharon (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 22, 2021)
10.14	Asset Purchase Agreement with Nitiloop, Ltd. dated October 6, 2022 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 7, 2022)
10.15*	Employment Agreement with Rachel Vaknin (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 5, 2022)
10.16*	Second Amendment to Employment Agreement with Harel Gadot (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 1, 2022)
10.17	Letter Agreements dated March 18, 2021 between Microbot Medical Ltd. and Technion Research and Development Foundation Ltd. (incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2022, filed on March 31, 2023)
10.18*	Addendum to Employment Agreement with Rachel Vaknin (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 22, 2023)
10.19*	Addendum to Employment Agreement with Simon Sharon (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 22, 2023)
10.20*	Addendum to Employment Agreement with Eyal Morag (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 22, 2023)

Exhibit Number	Description of Document
10.21*	Employment Agreement with Juan Diaz-Cartelle, MD (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 21, 2023)
10.22	Form of Inducement Letter (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 2, 2024)
10.23	Registration Rights Agreement dated as of January 26, 2024 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 30, 2024)
10.24	Form of Securities Purchase Agreement, dated as of January 6, 2025, by and among Microbot Medical Inc. and the purchasers party thereto (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 7, 2025)
10.25	Form of Securities Purchase Agreement, dated as of January 7, 2025, by and among Microbot Medical Inc. and the purchasers party thereto (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 10, 2025)
10.26*	Addendum #2 to Employment Agreement, dated as of February 5, 2025, with Simon Sharon (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 7, 2025)
10.27*	Addendum #2 to Employment Agreement, dated as of February 5, 2025, with Rachel Vaknin (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 7, 2025)
10.28*	Amendment to Employment Agreement, dated as of February 5, 2025, with Juan Diaz-Cartelle (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 7, 2025)
10.29	Form of Securities Purchase Agreement, dated as of February 9, 2025, by and among the Company and the purchasers party thereto (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 11, 2025)
14.1	Code of Ethics and Conduct
19.1	Blackout Period and Trading Window Policy
19.2	Insider Trading Policy
21.1	Subsidiaries of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and filed on March 21, 2017).
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Harel Gadot, Chief Executive Officer)
31.2	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rachel Vaknin, Chief Financial Officer)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Harel Gadot, Chief Executive Officer)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rachel Vaknin, Chief Financial Officer)
97.1	Clawback Policy (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and filed on March 27, 2024)
101.INS	Inline XBRL Instance - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation.
101.DEF	Inline XBRL Taxonomy Extension Definition.
101.LAB	Inline XBRL Taxonomy Extension Labels.
101.PRE	Inline XBRL Taxonomy Extension Presentation.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates Management contract or compensatory plan or arrangement
**	Certain identified information has been excluded from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.

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
Dated: March 25, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harel Gadot	Chairman, President and Chief Executive Officer	March 25, 2025
Harel Gadot	(Principal Executive Officer)

/s/ Rachel Vaknin	Chief Financial Officer	March 25, 2025
Rachel Vaknin	(Principal Financial and Accounting Officer)

/s/ David J. Wilson	Director	March 25, 2025
David J. Wilson

/s/ Prattipati Laxminarain	Director	March 25, 2025
Prattipati Laxminarain

/s/ Scott Burell	Director	March 25, 2025
Scott Burell

/s/ Martin Madden	Director	March 25, 2025
Martin Madden

/s/ Aileen Stockburger	Director	March 25, 2025
Aileen Stockburger

/s/ Tal Wenderow	Director	March 25, 2025
Tal Wenderow

MICROBOT MEDICAL INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Microbot Medical Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Microbot Medical Inc. and its subsidiary (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of comprehensive loss, shareholders’ equity and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Evaluation of the Company’s Ability to Continue as a Going Concern – Refer to Notes 1 and 17 to the Consolidated Financial Statements

Critical Audit Matter Description

As discussed in Note 1 to the consolidated financial statements, the Company has incurred operating losses and negative cash flows from operations since inception. The Company’s operations are dependent on its ability to raise additional funds. This dependency will continue until the Company can completely finance its operations by generating revenue from its products.

As of December 31, 2024, the Company’s cash, cash equivalents and marketable securities were insufficient to fund its planned operations for at least a year after the issuance date of these consolidated financial statements.

As discussed in Note 17, in January and February 2025, the Company raised approximately $30 million through various offerings. Accordingly, management has concluded that, based on capital raised after the balance sheet date, the Company will be able to satisfy its liquidity requirements for more than one year from the date these financial statements were issued.

Since the Company raised significant funds after the balance sheet date, which changed management’s assessment regarding its ability to continue as a going concern, and also impacted our audit procedures, we identified this issue as a critical audit matter.

How the Critical Audit Matter Was Addressed in the Audit

●	We extended our subsequent events audit procedures to cover share purchase agreements signed after the balance sheet date with investors and test collection of funds received by the Company.

●	We evaluated whether the capital funds raised after the balance sheet date are sufficient to meet the company’s liabilities and maintain adequate liquidity for ongoing operations for more than one year from the date these financial statements were issued by:

○	Inquiring with management to identify any events occurring after the balance sheet date that may impact our conclusion, as well as about upcoming activities and projections for one year following the issuance of these financial statements.

○	Assessing whether the capital funds raised exceed the projected cash flows. This involved assessing the Company’s underlying assumptions used in the forecasted cash flows by comparing it to prior year actual financial results and assess whether the Company’s projections are consistent with our understanding of the Company’s expected activities.

/s/ Brightman Almagor Zohar & Co.

Brightman Almagor Zohar & Co

.

Certified Public Accountants

A firm in the Deloitte Global Network

Tel Aviv, Israel

March 25, 2025

We have served as the Company’s auditor since 2013.

MICROBOT MEDICAL INC.

Consolidated Balance Sheets

U.S. dollars in thousands

(Except share and per share data)

		As of December 31,
	Notes	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	3	$3,114	$2,468
Marketable securities	3,4	2,356	3,917
Restricted cash		49	49
Insurance recovery receivable related to legal settlement and legal expenses	9G	-	1,335
Prepaid expenses and other current assets	5	300	152
Total current assets		5,819	7,921

Property and equipment, net	7	80	146
Operating right-of-use assets	6	132	260
Total assets		$6,031	$8,327

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payables		$165	$357
Lease liabilities	6	70	191
Legal settlement accrual	9G	-	2,211
Accrued liabilities	8	2,225	1,027
Total current liabilities		2,460	3,786

Non-current liabilities:
Long-term lease liabilities	6	41	40
Total liabilities		2,501	3,826

Commitments and contingencies	9

Shareholders’ equity:

Common stock; $0.01 par value; 60,000,000 shares authorized as of December 31, 2024 and 2023; 19,399,513 and 11,707,317 shares issued and outstanding as of December 31, 2024 and 2023, respectively.	10	195	118
Additional paid-in capital		94,279	83,884
Accumulated deficit		(90,944)	(79,501)
Total shareholders’ equity		3,530	4,501
Total liabilities and shareholders’ equity		$6,031	$8,327

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Consolidated Statements of Comprehensive Loss

U.S. dollars in thousands

(Except share and per share data)

	Notes	For the Years Ended December 31,
		2024	2023
Research and development, net	12	$(6,630)	$(5,724)
General and administrative, net	13	(4,995)	(4,131)
Operating loss		(11,625)	(9,855)

Financing income, net		182	228
Loss on disposal of property and equipment		-	(2)
Loss on legal settlement, net	9G	-	(1,111)
Net loss		$(11,443)	$(10,740)

Basic and diluted net loss per share		$(0.73)	$(1.05)

Basic and diluted weighted average common shares outstanding		15,644,511	10,199,984

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Consolidated Statements of Shareholders’ Equity

U.S. dollars in thousands

(Except share and per share data)

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balances, December 31, 2022	7,890,628	$80	$75,970	$(68,761)	$7,289

Issuance of common stock and warrants net of issuance costs (*)	3,816,689	38	6,520	-	6,558
Share-based compensation	-	-	1,394	-	1,394
Net loss	-	-	-	(10,740)	(10,740)
Balances, December 31, 2023	11,707,317	$118	$83,884	$(79,501)	$4,501
Issuance of common stock and warrants net of issuance costs (**)	3,252,351	33	4,386	-	4,419
Issuance of common stock relating to settlement agreement (***)	1,005,965	10	1,101	-	1,111
Issuance of common stock under the at-the-market offering program, net of issuance costs (****)	3,433,880	34	3,483	-	3,517
Share-based compensation	-	-	1,425	-	1,425
Net loss	-	-	-	(11,443)	(11,443)
Balances, December 31, 2024	19,399,513	$195	$94,279	$(90,944)	$3,530

(*)	Net of issuance costs in the amount of $1,075.
(**)	Net of issuance costs in the amount of $661.
(***)	See note 9G.
(****)	Net of issuance costs in the amount of $239.

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

Consolidated Statements of Cash Flows

U.S. dollars in thousands

	For the Years Ended December 31,
	2024	2023
Operating activities:
Net loss	$(11,443)	$(10,740)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation of property and equipment	91	106
Loss on legal settlement	-	2,211
Interest income and unrealized gains from marketable securities, net	(1)	(160)
Loss on disposal of property and equipment	-	2
Share-based compensation	1,349	1,394
Changes in assets and liabilities:
Prepaid expenses and other assets	69	672
Other payables and accrued liabilities	873	(683)
Insurance recovery related to legal settlement and legal expenses received in cash	1,335	(1,335)
Legal settlement paid in cash	(1,100)	-
Net cash flows used in operating activities	(8,827)	(8,533)
Investing activities:
Short-term deposit	-	3
Purchase of property and equipment	(25)	(33)
Proceeds from maturities of marketable securities	2,500	9,164
Purchase of marketable securities	(5,120)	(10,060)
Proceeds from sales of marketable securities	4,182	2,899
Net cash flows provided by investing activities	1,537	1,973
Financing activities:
Issuance of common stock and warrants, net of issuance costs	7,936	6,558
Net cash flows provided by financing activities	7,936	6,558

Increase (decrease) in cash, cash equivalents and restricted cash	646	(2)
Cash, cash equivalents and restricted cash at beginning of year	2,517	2,519
Cash, cash equivalents and restricted cash at ending of year	$3,163	$2,517

Supplemental disclosure of cash flow information:
Cash received from interest	$171	$130
Legal settlement settled through issuance of common stock	1,111	-
Right-of-use assets obtained in exchange for lease liabilities	$98	$50
Accrued bonus settled through grant of stock-option awards	76	-

The accompanying notes are an integral part of these consolidated financial statements.

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 1 – GENERAL

A. Description of business:

Microbot Medical Inc. (the “Company”) is a clinical-stage medical device company specializing in the research, design and development of next generation robotic endoluminal surgery devices targeting the minimally invasive surgery space. The Company is primarily focused on leveraging its micro-robotic technologies with the goal of redefining surgical robotics while improving surgical outcomes for patients.

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

B. Risk Factors:

To date, the Company has not generated revenues from its operations. As of December 31, 2024, the Company had cash equivalents and marketable securities balance of approximately $5,470, excluding restricted cash. Due to continuing research and development activities, the Company expects to continue to incur additional losses for the foreseeable future. Notwithstanding these conditions, the Company’s management has concluded that the available funds as of the balance sheet date, combined with the capital raises completed subsequent to the balance sheet date, as described in Notes 17A and 17B, are sufficient to fund the Company’s operations for more than twelve months from issuance date of these financial statements.

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

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

B. Risk Factors:

Israel-Hamas War

On October 7, 2023, the State of Israel, where our research and development and other operations are primarily based, suffered a surprise attack by hostile forces from Gaza, which led to Israeli military operation at first in Gaza and then in Lebanon. These military operations and related activities, such as the recent collapse of the Assad regime in Syria and Israel’s subsequent military operations in Syria, and the recent escalation of military operations by and against the Houthis in Yemen, are on-going as of the issuance date of these financial statements, although there have been temporary cease fires from time to time.

The Company has considered various ongoing risks relating to the military operations and related matters, including:

●	That some of our Israeli subcontractors, vendors, suppliers and other companies in which the Company relies, are currently only partially active, as instructed by the relevant authorities; and

●	A slowdown in the number of international flights in and out of Israel.

The Company is closely monitoring how the military operations and related activities could adversely affect our anticipated milestones and our Israel-based activities to support future clinical and regulatory milestones, including our ability to import materials that are required to construct the Company’s devices and to ship them outside of Israel. As of the issuance date of these financial statements, the Company has determined that there have not been any materially adverse effects on our business or operations, but the Company continues to monitor the situation, as any collapse of the cease-fire with Hamas or Hezbollah or any future escalation or change could result in a material adverse effect on the ability of our Israeli office to support the Company’s clinical and regulatory activities. The Company do not have any specific contingency plans in the event of any such escalation or change.

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

G. Restricted cash:

Restricted cash of $49 as of December 31, 2024, and 2023 serves as collateral for the Company’s lease agreement.

H. Fair value of financial instruments:

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

I. Concentrations of credit risk:

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

J. Property and equipment:

Property and equipment are presented at cost less accumulated depreciation. Depreciation is calculated based on the straight-line method over the estimated useful lives of the assets, at the following annual rates:

%

Research equipment and software	25-33
Furniture and office equipment	7
Leasehold improvements	Over the lease period

The Company assesses property and equipment impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the property and equipment assets, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s estimated fair value and its carrying value. For property and equipment assets, the estimate of fair value is typically based on a discounted cash flow model. As of December 31, 2024, and 2023, no impairment charge has been recorded.

K. Liabilities due to termination of employment agreements:

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

L. Common stock warrants:

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

M. Basic and diluted net loss per share:

Basic net loss per share is calculated by dividing net loss attributable to common stock shareholders by the weighted average number of shares of common stock outstanding during the year without consideration of potentially dilutive securities. For purposes of the diluted net loss per share attributable to common shareholders calculation, stock options and warrants are considered to be common stock equivalents. All common stock equivalents, as detailed in Notes 2P and 10F, have been excluded from the calculation of the diluted loss per share for the years ended December 31, 2024 and December 31, 2023, as their effect would be anti-dilutive. Therefore, basic and diluted net loss per share were the same for both years presented. In the calculation of the basic and diluted net loss, the Company included warrants that would be exercised for no or little consideration and are exercisable with no contingencies.

N. Research and development expenses, net:

Research and development expenses are charged to the statement of comprehensive loss as incurred. Grants for funding of approved research and development projects and others are recognized at the time the Company is entitled to such grants, on the basis of the costs incurred and applied as a deduction from the research and development expenses. See Note 2U  below. Reimbursement of expenses for research and development projects is recognized as the costs are incurred and is netted against research and development expenses in the statement of comprehensive loss. Research and development reimbursements of $83, and $0 were offset against research and development costs in the years ended December 31, 2024 and 2023, respectively

O. General and administrative expenses, net:

General and administrative expenses are charged to the statement of comprehensive loss as incurred. Insurance loss recoveries are recognized when the amount is determinable and approved by the insurance company and applied as a deduction from general and administrative expenses. General and administrative expenses, net, for the years ended December 31, 2024 and 2023, were offset by insurance loss recoveries in the amounts of approximately $0 and $281, respectively.

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

P. Share-based compensation:

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

When no future services are required to be performed by the grantee in exchange for an award of equity instruments, and if such award does not contain a performance condition, the cost of the award is expensed on the grant date.

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

For stock options that qualify as “plain-vanilla,” the expected term is calculated using the simplified method. For stock options that do not qualify as “plain-vanilla”, the Company’s management estimated that the expected stock option term is the contractual term of the options.

Changes in the determination of each of the inputs can affect the fair value of the stock options granted and the results of operations of the Company.

Q. Income taxes:

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2024, and 2023, the Company had a full valuation allowance against deferred tax assets.

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

R. Marketable securities:

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

S. Leases:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

T. Contingencies:

Management records and discloses legal contingencies in accordance with ASC Topic 450 Contingencies. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company monitors the stage of progress of its litigation matters to determine if any adjustments are required. Refer to Note 9G below.

The Company carries liability insurance to mitigate its exposure to losses, including litigation losses. The Company records the estimated amount of expected insurance proceeds for litigation losses incurred as an asset (typically a receivable from the insurer) and offset to losses up to the amount of the losses incurred when the amount is determinable and approved by the insurance company. Refer to Note 2O above and Note 9G below.

U. Government grants:

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

The grants are deducted from the research and development expenses as the applicable costs are incurred. Research and development expenses, net, for the years ended December 31, 2024 and 2023, include participation in research and development expenses in the amount of approximately $149 and $279, respectively.

V. Segment Reporting

The Company has a single operating and reportable segment, which is the development of robotic devices for endoluminal surgery. See Note 1A for further details. The Company’s chief operating decision maker (the “CODM”), the Chief Executive Officer (“CEO”), reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing performance, and allocating resources. For further details, refer to Note 14.

W. Recently Adopted accounting pronouncements:

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures” (“ASU 2023-07”) to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses on an interim and annual basis. All disclosure requirements of ASU 2023-07 are required also for entities with a single reportable segment. ASU 2023-07 is effective starting January 1, 2024 and should be applied on a retrospective basis to all periods presented. The adoption of this ASU did not have a material impact on the Company’s financial statements.

X. Accounting pronouncements not yet effective:

In November 2024, the FASB issued ASU 2024-03, “Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220- 40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires the disaggregation of certain expenses in the financial statements notes, to provide enhanced transparency into the expense captions presented on the face of the consolidated statement of operations. ASU 2024-03 is effective for annual reporting periods beginning January 1, 2027 and interim periods beginning January 1, 2028 and may be applied either prospectively or retrospectively. The Company is currently evaluating the impact that ASU 2024-03 will have on its related disclosures.

NOTE 3 – CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES

The following table sets forth our cash, cash equivalents and marketable securities as of December 31, 2024 and 2023:

	As of December 31,
	2024	2023
Cash and cash equivalents:
Cash	$3,114	$2,468
Total cash and cash equivalents	$3,114	$2,468

Marketable securities:
Money market mutual funds	$2,356	$1,420
U.S. treasury securities	-	2,497
Total marketable securities	$2,356	$3,917

Total cash, cash equivalents and marketable securities	$5,470	$6,385

The unrealized gains on our marketable securities were $0 and $59 for the years ended December 31, 2024 and 2023, respectively.

Treasuries have contractual maturities of less than 12 months.

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 4 - FAIR VALUE MEASUREMENTS

The following table summarizes the Company’s financial assets subject to fair value measurement and the level of inputs used in such measurements as of December 31, 2024 and 2023:

	As of December 31, 2024
	Total	Level 1	Level 2	Level 3

Marketable securities:
Money market mutual funds	$2,356	$2,356	$-	$-
	$2,356	$2,356	$-	$-

	As of December 31, 2023
	Total	Level 1	Level 2	Level 3

Marketable securities:
U.S. treasury securities	$2,497	$2,497	$-	$-
Money market mutual funds	1,420	1,420	-	-
	$3,917	$3,917	$-	$-

The Company’s financial assets are measured at fair value on a recurring basis by level within the fair value hierarchy. The Company’s securities and money market funds are classified as Level 1. Other than that, the Company doesn’t have any other financial assets or financial liabilities marked to market at fair value as of December 31, 2024 and 2023.

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

	As of December 31,
	2024	2023

Amounts due from government institutions	$89	$61
Prepaid expenses and other receivables	211	91
	$300	$152

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

In November 2024, the Company extended the lease for one year until October 2025. Additionally, the Company entered into agreements for car leases.

The following table presents the components of the Company’s lease cost and the classification of such costs in the Company’s consolidated statements of comprehensive loss for the years ended December 31, 2024 and 2023:

		For the Years Ended December 31,
Component of Lease Cost	Statements of Comprehensive Loss Line Item	2024	2023
Operating lease cost	Research and development, net	$215	$279

Supplemental cash flow information related to operating leases was as follows:

	For the Years Ended December 31,
	2024	2023
Cash paid under operating lease agreements	$219	$283

Undiscounted maturities of future operating lease payments as of December 31, 2024 are summarized as follows:

As of December 31,
2024
2025	$75
2026	42
Total future lease payments	117
Less imputed interest	(6)
Total lease liabilities	$111

The following table includes the weighted-average lease terms and discount rates for operating leases as of December 31, 2024 and 2023:

	As of December 31,
	2024	2023

Operating leases weighted average remaining lease term (in years)	1.58	0.8
Operating leases weighted average discount rate	6.71%	7%

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 7 - PROPERTY AND EQUIPMENT, NET

	As of December 31,
	2024	2023
Historical Cost:
Research equipment and software	$193	$177
Leasehold improvement	229	229
Furniture and office equipment	242	233
	664	639
Accumulated Depreciation:
Research equipment and software	138	109
Leasehold improvement	210	181
Furniture and office equipment	236	203
	584	493
	$80	$146

NOTE 8 - ACCRUED LIABILITIES

	As of December 31,
	2024	2023

Employee-related liabilities	$1,409	$725
Accrued expenses	811	223
Other current liabilities	5	79
	$2,225	$1,027

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 9 - COMMITMENTS AND CONTINGENCIES

A. Government grants:

Microbot Israel has received grants from the IIA for participation in research and development since 2013 through December 31, 2024 totaling approximately $1,878. This includes amounts received of approximately $378, in 2023 and 2024 which is a portion of an additional grant from the IIA in the amount of approximately NIS 1,620,000 (approximately $447) approved by the IIA on June 1, 2023, to further finance the development of the manufacturing process of the LIBERTY® Endovascular Robotic Surgical System.

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

On December 11, 2022, the Company received approval for a grant from the Ministry of Economy, in the amount of NIS 300,000 (approximately $83), for participation in expenses related to the LIBERTY® Endovascular Robotic Surgical System in the U.S. market. As of December 31, 2024, the Company received approximately $50 of such grant. In relation with the Ministry of Economy grant, the Company is obligated to pay royalties amounting to 3% of future sales of the LIBERTY® Endovascular Robotic Surgical System up to the grant amount plus interest.

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

In October 2022 the Company suspended the SCS project and as a result of the Company’s May 2023 implementation of its core-business focus program and cost reduction plan, the Company returned the licensed intellectual property for the TipCat back to TRDF in June 2023 and returned the licensed intellectual property for the SCS (ViRob) back to TRDF in July 2023. As a result, as of the date of these financial statements, the License Agreement is limited to the certain technology relating to the Company’s LIBERTY® Endovascular Robotic Surgical System.

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

D. ATM agreement:

On June 10, 2021, the Company entered into an At-the-Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co. LLC (“Wainwright”), as sales agent, in connection with an “at the market offering” under which the Company may offer and sell, from time to time in its sole discretion, shares of its common stock having an aggregate offering price of up to $10,000 at market prices or as otherwise agreed with Wainwright. The Company entered into an amendment, dated July 1, 2024, to the ATM Agreement with Wainwright dated June 10, 2021, relating to the offer and sale of shares of the Company’s common stock having an aggregate offering price of up to approximately $4,820 from time to time through Wainwright, acting as sales agent. The compensation to Wainwright for sales of the shares is a placement fee of 3.0% of the gross sales price of the shares of common stock sold pursuant to this ATM Agreement. See also Notes 10D and 17A below.

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

As a result of the Settlement Agreement and the insurance recovery received from the insurance company, as of December 31, 2023, the Company recorded a current liability and a current asset on its consolidated balance sheet totaling $2,211 and $1,335, respectively. Within this asset, $1,100 represents the recovery of the cash payment of the settlement amount, and $235 represents recovery of legal expenses. A net non-operating loss of $1,111 from legal settlement was reflected in the Company’s consolidated statement of comprehensive loss for the year ended December 31, 2023. In the first quarter of 2024, the Company received $1,335 from the insurance company. Additionally, during the first quarter of 2024, the Company paid the settlement amount by transferring $1,100 in cash to the Plaintiffs and issuing 1,005,965 shares of the Company’s common stock, thereby settling the liability recorded as of December 31, 2023.

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

Mona subsequently filed an appellate brief seeking to overturn the lower court and the Company filed opposition papers. The Judgment was released to the Company in March 2025. Refer to Note 17D below.

I. Contingent bonus commitments based on capital raising:

In February 2024, the Compensation Committee of the Board of Directors of the Company approved certain bonuses for the 2023 fiscal year contingent on capital raising efforts. These bonuses are detailed as follows:

○	The Company’s CEO was granted a contingent cash bonus of up to approximately $298, which is divided into two contingent portions. The first 50% of the CEO’s contingent bonus ($149) is payable upon the Company raising at least $3,000 in new funds by June 30, 2024. As of June 30, 2024, the Company did not raise $3,000 in new funds. However, on July 17, 2024, the Compensation Committee of the Board of Directors of the Company nevertheless approved the payment of the first 50% of the contingent bonus to the Company’s CEO in the amount of approximately $149.

○	The remaining 50% ($149), payable upon the Company raising at least $6,000 in new funds by September 30, 2024 (cumulative, so if $3,000 is not raised by June 30, 2024 but the full $6,000 is raised by September 30, 2024, or if $10,000 is raised by December 31, 2024, the full amount is payable). The Company was unable to raise the additional capital. Therefore, as of December 31, 2024, the Company has not recorded a liability for any contingent bonus.

Other executives are entitled to an aggregate contingent total bonus of NIS 230,736 (approximately $61), which is payable upon the Company raising at least $3,000 in new funds by September 30, 2024. During the third quarter of 2024, the Company achieved a cumulative capital raise of $3,000. Therefore, on July 17, 2024, the Compensation Committee of the Board of Directors of the Company approved the payment of such bonuses to the Company’s CFO and CTO in the aggregate amount of approximately $61.

J. Accrued bonuses

As of December 31, 2024, the Company recorded accrued bonuses to the CEO, executives and certain employees in the amount of $398 and $294, respectively, related to fiscal year 2024 (refer also to Note 17C).

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 10 - SHARE CAPITAL

A. Preferred investment options inducement

On December 29, 2023, the Company entered into a preferred investment option exercise inducement offer letter with certain holders of existing (i) Series A preferred investment options to purchase 1,022,495 shares of the Company’s common stock at an exercise price of $2.20 per share, issued on October 25, 2022, as amended on May 24, 2023, (ii) Series C preferred investment options to purchase 350,878 shares of the Company’s common stock at an exercise price of $2.075 per share, issued on June 6, 2023, and (iii) Series D preferred investment options to purchase 312,309 shares of the Company’s common stock at an exercise price of $3.19 per share issued on June 26, 2023 (clauses (i) through (iii) collectively, the “Existing Preferred Investment Options”), pursuant to which the holders agreed to exercise for cash their Existing Preferred Investment Options to purchase an aggregate of 1,685,682 shares of the Company’s common stock, at a reduced exercised price of $1.62 per share, in consideration for the Company’s agreement to issue new series E preferred investment options having terms to purchase up to 1,685,682 shares of the Company’s common stock (the “Inducement Investment Options”). Each Inducement Investment Option will have an exercise price equal to $1.50 per share, and will be exercisable from the date of the issuance until five and one-half (5.5) years following the date of the issuance. The Company estimated the fair value of the Inducement Investment Options using a Black-Scholes options pricing model and concluded it is approximately $1,853. At the closing on January 3, 2024, the Company received aggregate gross proceeds of approximately $2,730 from the exercise of the Existing Preferred Investment Options by the Holders and the sale of the Inducement Investment Options, before deducting placement agent fees and other offering expenses of approximately $333. The Company also issued to Wainwright or its designees preferred investment options to purchase up to 84,284 shares of common stock which have the same terms as the Inducement Investment Options except for an exercise price equal to $2.025 per share. The Company estimated the fair value of the preferred investment options using a Black-Scholes options pricing model and concluded it is approximately $89.

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

On June 3, 2024, the Company entered into Securities Purchase Agreements with institutional investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering priced at-the-market under the rules of The Nasdaq Stock Market, an aggregate of 1,566,669 shares of the Company’s common stock, par value $0.01 per share, at an offering price of $1.50 per share, for aggregate gross proceeds from the Offerings of approximately $2,350 before deducting the placement agent fee and related offering expenses of approximately $328. In a concurrent private placement, the Company agreed to issue to the investors series F preferred investment options to purchase up to 3,133,338 shares of common stock at an exercise price of $1.50 per share. Each Series F preferred investment option is exercisable immediately and will expire two years from the initial exercise date. The Company estimated the fair value of the preferred investment options using a Black-Scholes options pricing model and concluded it is approximately $1,893.

The Company also issued to Wainwright or its designees preferred investment options to purchase up to 78,333 shares of common stock which have the same terms as investors’ preferred investment options except for an exercise price equal to $1.875 per share. The Company estimated the fair value of the preferred investment options using a Black-Scholes options pricing model and concluded it is approximately $43.

C. Equity Classification:

The common stock of the Company are recognized as equity under the requirements of ASC Topic 505 Equity.

The Company analyzed the accounting treatment for the series A, C, D, E and F preferred investment option, and all of the pre-funded warrants issued to investors. Based on the Company’s analysis all such warrants were classified as equity.

The Company analyzed the accounting treatment for all of the preferred investment options issued to Wainwright in the aforementioned offerings. Since the Company did not identify any features causing liability classification according to ASC 718, it concluded that all such preferred investment options are equity-classified awards.

D. At-the-market offerings:

On July 1, 2024, the Company filed with the SEC a prospectus supplement relating to the offer, issuance and sale of up to $4,820 of the Company’s shares of common stock pursuant to the ATM Agreement. During the year 2024, the Company issued 3,433,880 shares of the Company’s common stock pursuant to the ATM Agreement, for total gross proceeds of approximately $3,756 before deducting sales agent commissions and other offering expenses of $239.

E. Preferred investment options amendment:

In the Second May Offering, the Company amended the terms of (i) the Series A preferred investment options to purchase 1,022,495 shares of its common stock for an exercise price of $4.64 per share which are scheduled to expire on October 25, 2027 and (ii) the Series B preferred investment options to purchase 1,022,495 shares of its common stock for an exercise price of $4.64 per share which were initially scheduled to expire on October 25, 2024 (the “Series B Preferred Investment Options”), in each case previously issued to the investor in October 2022 under the securities purchase agreement dated October 21, 2022 (collectively, the “Existing Preferred Investment Options”), which investor also participated in the Second May Offering, such that effective upon the closing of the Second May Offering, the Existing Preferred Investment Options have a reduced exercise price of $2.20 per share and the Series B Preferred Investment Options expire on October 25, 2027. These modifications to the Existing Preferred Investment Options represent issuance costs associated with the Second May Offering. The Company estimated the amount of the effect of the modifications using a Black-Scholes option pricing model and concluded that is approximately $1,230. On June 16, 2023, the holder of the Series B Preferred Investment Options exercised all of such Series B Preferred Investment Options pursuant to its cashless exercise provision into 385,246 shares of common stock.

The grant date fair values of preferred investment options issued to Wainwright and preferred investment options issued to investors including those that were modified in the years ended December 31, 2024 and 2023 were estimated using the Black-Scholes valuation model with the following:

For the Years Ended December 31,
	2024	2023
Expected volatility	103.6%-111.4%	101.3%-122.4%
Risk-free interest	3.9%- 4.8%	3.9%- 4.9%
Dividend yield	-	-
Expected terms (years)	2.0-5.5	1.4-5.0

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 10 - SHARE CAPITAL

F. Employee stock option grants:

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

During the year ended December 31, 2024:

○	The Company granted the CEO, its executives and management, fully vested options to purchase an aggregate of 80,000 and 50,000 shares of the Company’s common stock, respectively, at an exercise price per share of $1.2684.

○	The Company granted the CEO and certain executives, options to purchase an aggregate of 80,000 and 52,500 shares of the Company’s common stock, respectively, at an exercise price per share of $1.25. The vesting of these options is subject to the achievement of specified performance conditions. For the year ended December 31, 2024, the Company recorded an expense of $38, reflecting management’s assessment that the specified performance milestones for 35,625 of the 132,500 options were achieved by their due date. Refer to Note 17C.

○	The Company granted the CEO, its executives, and certain employees, options to purchase an aggregate of 80,000 and 115,000 shares of the Company’s common stock, respectively, at an exercise price per share of $1.2684, with a vesting period of three years.

○	The Company granted an advisor options to purchase an aggregate of 25,000 shares of the Company’s common stock, at an exercise price per share of $0.881, with a vesting period of three years.

With respect to the CEO’s 2023 annual bonus, during February 2024, the Company paid 25% of the CEO’s total 2023 bonus – amounting to approximately $99, through the grant of fully vested options to purchase an aggregate of 79,567 shares of the Company’s common stock with an exercise price per share of $1.25.

A summary of the Company’s option activity related to options to employees and directors, and related information is as follows:

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 10 - SHARE CAPITAL

Employee stock option grants:

	For the Year Ended December 31, 2024
	Number of stock options	Weighted average exercise price

Outstanding as of December 31, 2023	2,095,362	$5.51
Granted	562,067	1.24
Forfeitures	(160,063)	3.23
Outstanding as of December 31, 2024	2,497,366	$4.70

Vested as of December 31, 2024	1,866,523	$5.63

	For the Year Ended December 31, 2023
	Number of stock options	Weighted average exercise price

Outstanding as of December 31, 2022	1,507,137	$7.31
Granted	711,308	1.75
Forfeitures	(123,083)	5.78
Outstanding as of December 31, 2023	2,095,362	$5.51

Vested as of December 31, 2023	1,176,118	$7.74

The Company recognizes forfeitures of outstanding options as they occur.

The intrinsic value is calculated as the difference between the fair market value of the common stock and the exercise price, multiplied by the number of in-the-money stock options on those dates that would have been received by the stock option holders had all stock option holders exercised their stock options on those dates as of December 31, 2024 and 2023, respectively.

As of December 31, 2024, and 2023, the aggregate intrinsic value of the outstanding options is $75 and $277, respectively, and the aggregate intrinsic value of the exercisable options is $69 and $102, respectively.

The weighted average grant date fair value of options granted during the years ended December 31, 2024 and 2023 was $0.99 and $1.40, respectively.

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 10 - SHARE CAPITAL

Employee stock option grants:

As of December 31, 2024, there were approximately $921 of total unrecognized compensation costs related to unvested share-based compensation awards granted under the Share Incentive Plan. The costs are expected to be recognized over a weighted average period of 1.48 years.

The stock options outstanding as of December 31, 2024 and 2023, summarized by exercise prices, are as follows:

Exercise price $	Stock options outstanding as of December 31, 2024	Stock options outstanding as of December 31, 2023	Weighted average remaining contractual life – years as of December 31, 2024	Weighted average remaining contractual life – years as of December 31, 2023	Stock options exercisable as of December 31, 2024	Stock options exercisable as of December 31, 2023
0.00-0.99	86,577	61,577	3.8	2.3	61,577	61,577
1.00-3.73	1,299,562	860,808	8.7	9.6	731,559	95,925
4.2-7.26	577,482	639,232	5.9	6.3	539,642	484,871
8.16-9.64	380,872	380,872	5.6	6.6	380,872	380,872
15.3-15.75	152,873	152,873	2.7	3.7	152,873	152,873
	2,497,366	2,095,362			1,866,523	1,176,118

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 10 - SHARE CAPITAL

Employee stock option grants:

The grant date fair values of employee stock options granted in the years ended December 31, 2024 and 2023 were estimated using the Black-Scholes valuation model with the following:

	For the Years Ended December 31,
	2024	2023
Expected volatility	90.4%-100.7%	86.5%-98.2%
Risk-free interest	3.5%- 4.3%	3.3%- 4.7%
Dividend yield	-%	-%
Expected terms (years)	5-10	5.8

E. Warrants:

The remaining outstanding warrants and terms as of December 31, 2024 and 2023 are as follows:

Issuance date	Outstanding and exercisable as of December 31, 2024	Outstanding and exercisable as of December 31, 2023	Exercise Price	Exercisable Through
Series A October 2022	-	1,022,495	$2.20	(*)
Warrant to underwriters October 2022	51,125	51,125	$6.11	October 21, 2027
Warrant to underwriters May 2023	32,778	32,778	$2.75	November 23, 2026
Warrant to underwriters May 2023	60,476	60,476	$2.75	November 24, 2026
Warrant to underwriters June 2023	35,088	35,088	$2.67	June 2, 2028
Warrant series C June 2023	-	350,878	$2.08	(*)
Warrant to underwriters June 2023	31,231	31,231	$4.06	June 28, 2028
Warrant series D June 2023	-	312,309	$3.19	(*)
Warrant series E January 2024	1,685,682	-	$1.50	July 3, 2029
Warrant to underwriters January 2024	84,284	-	$2.03	July 3, 2029
Warrant series F June 2024	3,133,338	-	$1.50	June 3, 2026
Warrant to underwriters June 2024	78,333	-	$1.88	June 3, 2026

(*)	Exercised during 2024. Refer to Note 10A.

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 11 - BASIC AND DILUTED NET LOSS PER SHARE

The basic and diluted net loss per share and weighted average number of shares of common stock used in the calculation of basic and diluted net loss per share were presented in the consolidated statements of comprehensive loss for the years ended December 31, 2024 and 2023.

In the calculation of the basic and diluted net loss, the Company included warrants that would be exercised for no or little consideration and are exercisable with no contingencies.

Due to the net loss to common shareholders in each of the periods presented above, diluted loss per share was computed without consideration to potentially dilutive instruments as their inclusion would have been anti-dilutive. As of December 31, 2024 and 2023, potentially dilutive securities excluded from the diluted loss per share calculation are as follows:

	For the Years Ended December 31,
	2024	2023

Series A warrants October 2022	-	1,022,495
Warrant to underwriters October 2022	51,125	51,125
Warrant to underwriters May 2023	32,778	32,778
Warrant to underwriters May 2023	60,476	60,476
Warrant to underwriters June 2023	35,088	35,088
Warrant series C June 2023	-	350,878
Warrant to underwriters June 2023	31,231	31,231
Warrant series D June 2023	-	312,309
Warrant series E January 2024	1,685,682	-
Warrant to underwriters January 2024	84,284	-
Warrant series F June 2024	3,133,338	-
Warrant to underwriters June 2024	78,333	-
Outstanding employee stock options to purchase common stock	2,497,366	2,095,362

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 12 - RESEARCH AND DEVELOPMENT EXPENSES, NET

	For the Years Ended December 31,
	2024	2023
Payroll and related expenses	$3,382	$2,455
Share-based compensation	292	406
Materials and subcontractors	2,165	2,362
Patents	178	157
Rent	225	213
Office and maintenance expenses	67	55
Depreciation	93	106
Other	377	249
Less - grants	(149)	(279)
	$6,630	$5,724

NOTE 13 - GENERAL AND ADMINISTRATIVE EXPENSES, NET

	For the Years Ended December 31,
	2024	2023
Payroll and related expenses	$1,994	$1,223
Government fees	-	58
Share-based compensation	1,057	988
Professional services	1,059	1,204
Insurance	442	442
Public and investor relations	132	148
Office and maintenance expenses	74	95
Travel	84	160
Other	153	94
Less – insurance loss recoveries	-	(281)
	$4,995	$4,131

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 14 – SEGMENT REPORTING

Segment information is prepared on the same basis that the Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, manages the business, makes business decisions and assesses performance. The Company has one operating and reportable segment, which is the development of robotic devices for endoluminal surgery. See Note 1A for further details.

The CODM assesses performance for this segment and decides how to allocate resources based on net loss. The measure of segment assets is reported on the balance sheet as cash and cash equivalents and marketable securities. The chief executive officer performs the assessment of segment performance by using the reported measure of segment loss to monitor actual results.

The table below summarizes the significant expense categories regularly reviewed by the CODM for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Significant segment expenses
Payroll and payroll related	$(5,376)	(3,678)
Materials and subcontractors	(2,165)	(2,362)
Share-based compensation	(1,349)	(1,394)
Loss on legal settlement, net	-	(1,111)
Other segment items (*)	(2,553)	(2,195)
Net loss	$(11,443)	(10,740)

(*)	Other segment expense items included within net loss include professional services, patents, overhead and depreciation, travel expenses, financial income, net and other miscellaneous expenses net of grants received. See the consolidated financial statements for other financial information regarding the Company’s operating segment.

Long-lived assets and operating lease right-of-use assets by geographical areas were as follows:

	As of December 31,
	2024	2023
Israel	$209	406
United States	3	-
	$212	406

NOTE 15 - RELATED PARTIES

There were no material related party transactions in each of the years ended December 31, 2024 and 2023 that were outside of the Company’s normal course of business.

NOTE 16 - TAXES ON INCOME

The Company is subject to U.S. federal tax rate of 21% for the years ended December 31, 2024 and 2023.

The Company has not been audited by the Internal Revenue Service since its incorporation.

As of December 31, 2024 and 2023, the Company has generated accumulated net operating losses in the U.S. of approximately $511,371 and $506,317, respectively. The Company has available carryforward net operating losses amounting to approximately $106,313 at the U.S. federal level. This consists of pre-2017 net operating losses subject to a 20-year limitation per Section 382, amounting to approximately $85,415, and post-2017 net operating losses which can be carried forward indefinitely, amounting to approximately $20,898. Utilization of U.S. net operating losses may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

Microbot Israel is subject to Israeli corporate tax rate of 23% for the years ended 2024 and 2023. Microbot Israel has not received a final tax assessment since 2018.

As of December 31, 2024 and 2023, Microbot Israel has generated accumulated net operating losses in Israel of approximately $47,553 and $41,164, respectively, which may be carried forward and offset against taxable income in the future for an indefinite period.

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 16 - TAXES ON INCOME

The Company is still in its development stage and has not yet generated revenues, therefore, it is more likely than not that sufficient taxable income will not be available for the tax losses to be utilized in the future. Therefore, a valuation allowance was recorded to reduce the deferred tax assets to its recoverable amounts.

	As of December 31,
	2024	2023

Net operating loss carryforwards	$118,309	$115,778
Operating lease liabilities	26	53
Accrued vacation pay	69	59
Legal settlement accrual	-	464
Advance payment from IIA	-	17
Total deferred tax assets	118,404	116,371
Less: valuation allowance	(118,374)	(116,014)
Net deferred tax assets	30	357

Operating leases, right-of-use assets	(30)	(60)
Grant receivable (Ministry of Economy)	-	(5)
Insurance recovery receivable	-	(280)
Marketable securities	-	(12)
Total deferred tax liabilities	(30)	(357)
Total net deferred tax assets	$-	$-

Reconciliation of Income Taxes:

The main reconciling item between the statutory tax rate of the Company and the effective tax rate is the recognition of valuation allowance in respect of deferred taxes relating to accumulated net operating losses carried forward due to the uncertainty of the realization of such deferred taxes.

MICROBOT MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

(Except share and per share data)

NOTE 17 – SUBSEQUENT EVENTS

A.	January and February 2025 Offerings:

On January 6, 2025, the Company entered into Securities Purchase Agreements with investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering priced at-the-market under the rules of the Nasdaq Stock Market, an aggregate of 4,000,001 shares of the Company’s common stock, par value $0.01 per share, at an offering price of $1.75 per share, for aggregate gross proceeds from the offerings of approximately $7,000 before deducting the placement agent fee and related offering expenses of approximately $636. In a concurrent private placement, the Company agreed to issue to the investors series G preferred investment options to purchase up to 8,000,002 shares of common stock at an exercise price of $1.75 per share. Each Series G preferred investment option is exercisable immediately and will expire two years from the initial exercise date.

The Company also issued to Wainwright or its designees preferred investment options to purchase up to 200,000 shares of common stock which have the same terms as investors’ preferred investment options except for an exercise price equal to $2.1875 per share.

On January 7, 2025, the Company entered into Securities Purchase Agreements with investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering priced at-the-market under the rules of the Nasdaq Stock Market, an aggregate of 3,788,550 shares of the Company’s common stock, par value $0.01 per share, at an offering price of $2.27 per share, for aggregate gross proceeds from the offerings of approximately $8,600 before deducting the placement agent fee and related offering expenses of approximately $764. In a concurrent private placement, the Company agreed to issue to the investors series H preferred investment options to purchase up to 7,577,100 shares of common stock at an exercise price of $2.10 per share. Each Series H preferred investment option is exercisable immediately and will expire two years from the initial exercise date.

The Company also issued to Wainwright or its designees preferred investment options to purchase up to 189,428 shares of common stock which have the same terms as investors’ preferred investment options except for an exercise price equal to $2.8375 per share.

On February 9, 2025, the Company entered into Securities Purchase Agreements with investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering priced at-the-market under the rules of the Nasdaq Stock Market, an aggregate of 6,103,289 shares of the Company’s common stock, par value $0.01 per share, at an offering price of $2.13 per share, for aggregate gross proceeds from the offerings of approximately $13,000 before deducting the placement agent fee and related offering expenses of approximately $1,116. In a concurrent private placement, the Company agreed to issue to the investors series I preferred investment options to purchase up to 12,206,578 shares of common stock at an exercise price of $2.13 per share. Each Series I preferred investment option is exercisable on the later of (i) the date on which the amendment to the Company’s articles of incorporation that increases the number of authorized shares of common stock to an amount of shares of common stock sufficient for the exercise in full of the series I preferred investment options is filed and accepted with the State of Delaware law (such date, the “Authorized Share Increase Date”) and (ii) the date on which approval as may be required by the applicable rules and regulations of the Nasdaq Stock Market (or any successor entity) from the stockholders of the Company with respect to the issuance of all the series I preferred investment options and the shares of common stock issuable upon the exercise thereof, is received and deemed effective under Delaware law (the “Initial exercise date”), and will expire two years from the initial exercise date.

The Company also issued to Wainwright or its designees preferred investment options to purchase up to 305,164 shares of common stock which have the same terms as investors’ preferred investment options except for an exercise price equal to $2.6625 per share.

ATM Offering

During January 2025, the Company issued 842,606 shares of the Company’s common stock pursuant to the ATM Agreement, for total gross proceeds of approximately $1,062.

B.	Exercise of Investment Options:

In January 2025, the Company raised approximately $916 in gross proceeds from the exercise of 610,517 outstanding Series E preferred investment options.

C.	Stock option grants and other compensation:

In January 2025, the Company paid the CEO a total bonus amounting to approximately $548, out of which an approximate amount of $398 is related to fiscal year 2024, which was authorized and approved in January 2025.

In January 2025, the Company authorized and approved bonuses to executives and certain employees in the amount of approximately $294, related to fiscal year 2024, and approved salary increases for the CEO and other executives.

In January and February 2025, the Company granted the CEO, executives and certain employees, and certain board members 228,000, 293,875 and 70,000 options, respectively. In addition, the Company determined that 35,625 out of 132,500 performance-based options granted in February 2024 had met their milestones and been vested, while the remainder 96,875 options which did not meet their milestones had been forfeited.

D.	Mona litigation:

In March 2025, the appellate court in the Mona litigation (see Note 9H above) held in favor of the Company and the Judgment was released to the Company. The Company received approximately $316 of the Judgment, net of legal fees and expenses.

