Form 10-Q
period 2025-03-31
Microbot Medical Inc.
filed 2025-05-14
CIK 883975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 36,377,812 shares of Common Stock, $0.01 par value at May 12, 2025.

MICROBOT MEDICAL INC. AND SUBSIDIARY

i

MICROBOT MEDICAL INC.

Interim Condensed Consolidated Balance Sheets

U.S. dollars in thousands

(Except share and per share data)

	Notes	As of March 31, 2025	As of December 31, 2024
		Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents		$3,217	$3,114
Marketable securities	2	27,173	2,356
Restricted cash		48	49
Prepaid expenses and other current assets		218	300
Total current assets		30,656	5,819

Property and equipment, net		78	80
Operating right-of-use assets		158	132
Total assets		$30,892	$6,031

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable		$186	$165
Lease liabilities		90	70
Accrued liabilities		1,617	2,225
Total current liabilities		1,893	2,460

Non-current liabilities:
Long-term lease liabilities		48	41
Total liabilities		1,941	2,501

Shareholders’ equity:

Common stock; $0.01 par value; 60,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 34,744,476 and 19,399,513 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.		348	195
Additional paid-in capital		122,148	94,279
Accumulated deficit		(93,545)	(90,944)
Total shareholders’ equity		28,951	3,530
Total liabilities and shareholders’ equity		$30,892	$6,031

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Condensed Consolidated Statements of Comprehensive Loss

U.S. dollars in thousands

(Except share and per share data)

	For the Three Months Ended March 31,
	2025	2024
	Unaudited
Research and development, net	$(1,459)	$(1,169)
General and administrative	(1,562)	(1,215)
Operating loss	(3,021)	(2,384)
Other income (see Note 3G)	316	-
Financing income, net	104	13
Net loss	$(2,601)	$(2,371)

Basic and diluted net loss per share	$(0.08)	$(0.17)
Basic and diluted weighted average common shares outstanding	31,085,606	14,055,973

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Condensed Consolidated Statements of Shareholders’ Equity

U.S. dollars in thousands

(Except share and per share data)

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balances, December 31, 2023 (Audited)	11,707,317	$118	$83,884	$(79,501)	$4,501
Issuance of common stock and warrants net of issuance costs (1)	1,685,682	17	2,380	-	2,397
Issuance of common stock relating to settlement agreement (2)	1,005,965	10	1,101	-	1,111
Share-based compensation	-	-	529	-	529
Net loss	-	-	-	(2,371)	(2,371)
Balances, March 31, 2024 (Unaudited)	14,398,964	$145	$87,894	$(81,872)	$6,167

Balances, December 31, 2024 (Audited)	19,399,513	$195	$94,279	$(90,944)	$3,530
Issuance of common stock and warrants net of issuance costs (3)	13,891,840	139	25,778	-	25,917
Issuance of common stock under the at-the-market offering program (4)	842,606	8	989	-	997
Issuance of common stock upon exercise of warrants (5)	610,517	6	846	-	852
Share-based compensation	-	-	256	-	256
Net loss	-	-	-	(2,601)	(2,601)
Balances, March 31, 2025 (Unaudited)	34,744,476	$348	$122,148	$(93,545)	$28,951

(1)	Net of issuance costs in the amount of $333.
(2)	See Note 3F.
(3)	Net of issuance costs in the amount of $2,683, of which $10 had not been paid as of March 31, 2025.
(4)	Net of issuance costs in the amount of $65.
(5)	Net of issuance costs in the amount of $64.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Condensed Consolidated Statements of Cash Flows

U.S. dollars in thousands

	For the Three Months Ended March 31,
	2025	2024
	Unaudited	Unaudited
Operating activities:
Net loss	$(2,601)	$(2,371)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation of property and equipment	15	28
Share-based compensation	256	453
Changes in assets and liabilities:
Prepaid expenses and other assets	73	(389)
Other payables and accrued liabilities	(617)	(376)
Insurance recovery related to legal settlement and legal expenses received in cash	-	1,335
Legal settlement paid in cash	-	(1,100)
Net cash flows used in operating activities	(2,874)	(2,420)
Investing activities:
Purchases of property and equipment	(13)	(14)
Purchases of marketable securities	(28,118)	(5,120)
Proceeds from sales of a marketable securities	3,301	1,350
Proceeds from maturities of marketable securities	-	2,500
Net cash flows used in investing activities	(24,830)	(1,284)

Financing activities:
Issuance of common stock and warrants, net of issuance costs	27,806	2,397
Net cash flows provided by financing activities	27,806	2,397

Increase (decrease) in cash, cash equivalents and restricted cash	102	(1,307)
Cash, cash equivalents and restricted cash at beginning of period	3,163	2,517
Cash, cash equivalents and restricted cash at end of period	$3,265	$1,210

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	$47	$37
Deferred expenses offset against additional paid in capital	$30	-
Issuance expenses not paid	$10	-
Legal settlement settled through issuance of common stock	$-	$1,111
Accrued bonus settled through grant of stock-option awards	$-	$76

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROBOT MEDICAL INC.

Notes to Interim Unaudited Condensed Consolidated Financial Statements

U.S. dollars in thousands

(Except share and per share data)

NOTE 1 – GENERAL

A. Description of business

Microbot Medical Inc. (the “Company”) is a pre-commercial, clinical-stage medical device company specializing in the research, design and development of next generation robotic endoluminal surgery devices targeting the minimally invasive surgery space. The Company is primarily focused on leveraging its micro-robotic technologies with the goal of redefining surgical robotics while improving surgical outcomes for patients.

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

B. Risk Factors

To date, the Company has not generated revenues from its operations. As of March 31, 2025, the Company had cash equivalents and marketable securities balance of approximately $30,390, excluding restricted cash. Due to continuing research and development and pre-commercialization activities, the Company expects to continue to incur additional losses for the foreseeable future. Notwithstanding these conditions, the Company’s management has concluded that the available funds as of the balance sheet date, combined with the capital raises completed as described in Note 6, are sufficient to fund the Company’s operations for more than twelve months from the issuance date of these financial statements.

The Company expects to raise additional funds through future issuances of either debt and/or equity securities, including upon the cash exercise of outstanding investment options, and possibly additional grants from the Israeli Innovation Authority and other government institutions. The Company’s ability to raise additional capital in the equity and debt markets is dependent on a number of factors, including, but not limited to, the market demand for the Company’s stock, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to the Company.

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

The Company is closely monitoring how the military operations and related activities could adversely affect our anticipated milestones and our Israel-based activities to support future clinical and regulatory milestones, including our ability to import materials that are required to construct the Company’s devices and to ship them outside of Israel. As of the issuance date of these financial statements, the Company has determined that there have not been any materially adverse effects on its business or operations, but the Company continues to monitor the situation, as any collapse of a cease-fire with Hamas or Hezbollah that may be in effect from time to time, or any further or future escalation or change could result in a material adverse effect on the ability of  the Company’s Israeli office to support its clinical and regulatory activities. The Company does not have any specific contingency plans in the event of any such escalation or change.

C. Unaudited Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission (“SEC”) regulations. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting only of normal recurring adjustments except as otherwise discussed). These interim consolidated condensed financial statements should be read in conjunction with the Company’s latest audited financial statements.

Operating results for the three-month period ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

The following tables summarizes the Company’s financial assets subject to fair value measurement and the level of inputs used in such measurements as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025
	Total	Level 1	Level 2	Level 3

Marketable securities:
Money market mutual funds	$27,173	$27,173	$-	$-
	$27,173	$27,173	$-	$-

	As of December 31, 2024
	Total	Level 1	Level 2	Level 3

Marketable securities:
Money market mutual funds	$2,356	$2,356	$-	$-
	$2,356	$2,356	$-	$-

The Company’s financial assets are measured at fair value on a recurring basis by level within the fair value hierarchy. The Company’s money market funds are classified as Level 1. Other than that, the Company doesn’t have any other financial assets or financial liabilities marked to market at fair value as of March 31, 2025 and December 31, 2024.

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

Recently adopted accounting pronouncements:

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures” (“ASU 2023-07”) to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses on an interim and annual basis. All disclosure requirements of ASU 2023-07 are required also for entities with a single reportable segment. The ASU was effective for the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and subsequent interim periods. As part of the Annual Report for the year ended December 31, 2024, the Company adopted ASU 2023-07, which was applied retrospectively to all prior periods presented. Refer to Note 5 herein for further details regarding this adoption.

Accounting pronouncements not yet effective:

In November 2024, the FASB issued ASU 2024-03, “Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220- 40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires the disaggregation of certain expenses in the financial statements notes, to provide enhanced transparency into the expense captions presented on the face of the consolidated statement of operations. The ASU is effective for annual fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. Adoption of this ASU should be applied on a prospective basis, although retrospective application is permitted. The Company is currently evaluating the impact that ASU 2024-03 will have on its related disclosures.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

A. Government grants:

Microbot Israel has received grants from the IIA for participation in research and development since 2013 through March 31, 2025 totaling approximately $1,878. This includes amounts received of approximately $378, in 2023 and 2024 which is a portion of an additional grant from the IIA in the amount of approximately NIS 1,620,000 (approximately $447) approved by the IIA on June 1, 2023, to further finance the development of the manufacturing process of the LIBERTY® Endovascular Robotic Surgical System.

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

The repayment of the grants is contingent upon the successful completion of the Company’s research and development programs and generating sales. The Company has no obligation to repay these grants, if the project fails, is unsuccessful or aborted or if no sales are generated. The financial risk is assumed completely by the Government of Israel. The grants are received from the Government on a project- by-project basis.

On December 11, 2022, the Company received approval for a grant from the Ministry of Economy, in the amount of NIS 300,000 (approximately $83), for participation in expenses related to the LIBERTY® Endovascular Robotic Surgical System in the U.S. market. As of March 31, 2025, the Company received approximately $50 of such grant. In relation with the Ministry of Economy grant, the Company is obligated to pay royalties amounting to 3% of future sales of the LIBERTY® Endovascular Robotic Surgical System up to the grant amount plus interest.

B. TRDF agreement:

Microbot Israel signed an agreement with the Technion Research and Development Foundation (“TRDF”) in June 2012 by which TRDF transferred to Microbot Israel a global, exclusive, royalty-bearing license (as amended, the “License Agreement”) with respect to its then Self-Cleaning Shunt (SCS) project and TipCat assets, which also governed certain technology relating to the Company’s LIBERTY® Endovascular Robotic Surgical System. As partial consideration for the license, Microbot Israel shall pay TRDF royalties on net sales (between 1.5%-3.0%) and on sublicense income as detailed in the License Agreement.

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

C. ATM agreement:

On June 10, 2021, the Company entered into an At-the-Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co. LLC (“Wainwright”), as sales agent, in connection with an “at the market offering” under which the Company may offer and sell, from time to time in its sole discretion, shares of its common stock having an aggregate offering price of up to $10,000 at market prices or as otherwise agreed with Wainwright. The Company entered into an amendment, dated July 1, 2024, to the ATM Agreement with Wainwright dated June 10, 2021, relating to the offer and sale of shares of the Company’s common stock having an aggregate offering price of up to approximately $4,820 from time to time through Wainwright, acting as sales agent. The compensation to Wainwright for sales of the shares is a placement fee of 3.0% of the gross sales price of the shares of common stock sold pursuant to this ATM Agreement. See also Note 4B below.

D. Engagement letters with H.C. Wainwright:

In connection with registered direct and private placement offerings, the Company entered into engagement letters (the “Engagement Letters”) with Wainwright on October 3, 2022, on May 16, 2023, on October 24, 2023, and on May 29, 2024 which was amended most recently on February 9, 2025, in each case pursuant to which Wainwright agreed to serve as the exclusive placement agent for the issuance and sale of securities of the Company.

As compensation for such placement agent services, the Company has agreed to pay Wainwright an aggregate cash fee equal to 7.0% of the gross proceeds received by the Company from offerings contemplated by the Engagement Letters, plus a management fee equal to 1.0% of the gross proceeds received by the Company from such offerings, as well as other reimbursable expenses. The Company has also agreed to issue to Wainwright or its designees preferred investment options upon the closing of such offerings, equal to five (5.0%) percent of the aggregate number of such shares of common stock in such offerings, including upon exercise for cash of any warrants issued to investors in such offering. See also Note 4B below.

E. Acquisition of Nitiloop’s assets:

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

F. Litigation resulting from the 2017 financing:

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

G. Mona litigation:

In March 2025, an appellate court held in favor of the Company with respect to a 2019 action against Alliance Investment Management, Ltd., later amended to add Joseph Mona (“Mona”) as a defendant, in the Southern District of New York under Section 16(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), to compel Alliance and/or Mona to disgorge short swing profits realized from purchases and sales of the Company’s securities within a period of less than six months. As a result, the Company received a judgmet in the amount of approximately $316, net of legal fees and expenses. The amount received was recorded as other income in the Company’s condensed consolidated statement of comprehensive loss. Although the defendant has subsequently petitioned the United States Supreme Court for review to overturn the appellate court’s ruling, the Company believes the likelihood of the ruling being overturned to be remote.

H. Accrued bonuses

As of March 31, 2025, the Company recorded accrued bonuses to the CEO and other executives, in the aggregate amount of $176.

NOTE 4 - SHARE CAPITAL

A. Registered direct and private placement offerings

On January 6, 2025, the Company entered into Securities Purchase Agreements with institutional investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering priced at-the-market under the rules of the Nasdaq Stock Market, an aggregate of 4,000,001 shares of the Company’s common stock, par value $0.01 per share, at an offering price of $1.75 per share, for aggregate gross proceeds from the offerings of approximately $7,000 before deducting the placement agent fee and related offering expenses of approximately $690. In a concurrent private placement, the Company agreed to issue to the investors series G preferred investment options to purchase up to 8,000,002 shares of common stock at an exercise price of $1.75 per share. Each Series G preferred investment option is exercisable immediately and will expire two years from the initial exercise date. The Company also issued to Wainwright or its designees preferred investment options to purchase up to 200,000 shares of common stock which have the same terms as investors’ preferred investment options except for an exercise price equal to $2.1875 per share.

On January 7, 2025, the Company entered into Securities Purchase Agreements with institutional investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering priced at-the-market under the rules of the Nasdaq Stock Market, an aggregate of 3,788,550 shares of the Company’s common stock, par value $0.01 per share, at an offering price of $2.27 per share, for aggregate gross proceeds from the offerings of approximately $8,600 before deducting the placement agent fee and related offering expenses of approximately $818. In a concurrent private placement, the Company agreed to issue to the investors series H preferred investment options to purchase up to 7,577,100 shares of common stock at an exercise price of $2.10 per share. Each Series H preferred investment option is exercisable immediately and will expire two years from the initial exercise date. The Company also issued to Wainwright or its designees preferred investment options to purchase up to 189,428 shares of common stock which have the same terms as investors’ preferred investment options except for an exercise price equal to $2.8375 per share.

On February 9, 2025, the Company entered into Securities Purchase Agreements with institutional investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering priced at-the-market under the rules of the Nasdaq Stock Market, an aggregate of 6,103,289 shares of the Company’s common stock, par value $0.01 per share, at an offering price of $2.13 per share, for aggregate gross proceeds from the offerings of approximately $13,000 before deducting the placement agent fee and related offering expenses of approximately $1,176. In a concurrent private placement, the Company agreed to issue to the investors series I preferred investment options to purchase up to 12,206,578 shares of common stock at an exercise price of $2.13 per share. Each Series I preferred investment option is exercisable on the later of (i) the date on which the amendment to the Company’s articles of incorporation that increases the number of authorized shares of common stock to an amount of shares of common stock sufficient for the exercise in full of the series I preferred investment options is filed and accepted with the State of Delaware law (such date, the “Authorized Share Increase Date”) and

(ii) the date on which approval as may be required by the applicable rules and regulations of the Nasdaq Stock Market (or any successor entity) from the stockholders of the Company with respect to the issuance of all the series I preferred investment options and the shares of common stock issuable upon the exercise thereof, is received and deemed effective under Delaware law (the “Initial exercise date”), and will expire two years from the initial exercise date. Net cash settlements are not permitted under any event under the Securities Purchase Agreements.

The Company also issued to Wainwright or its designees preferred investment options to purchase up to 305,164 shares of common stock which have the same terms as investors’ preferred investment options except for an exercise price equal to $2.6625 per share.

B. At-the-market offerings

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

In January 2025, the Company issued 842,606 shares of the Company’s common stock pursuant to the ATM Agreement, for total gross proceeds of approximately $1,062 before deducting sales agent commissions and other offering expenses of $65. The Company is no longer selling its securities pursuant to the ATM Agreement and has not as of the filing of these financial statements entered into a new or replacement ATM agreement.

C. Exercise of Investment Options

In January 2025, the Company raised approximately $916 in gross proceeds from the exercise of 610,517 outstanding Series E preferred investment options, before deducting placement agent fee of $64.

D. Equity classification

The common stock of the Company are recognized as equity under the requirements of ASC Topic 505 Equity.

The Company analyzed the accounting treatment for all of the outstanding preferred investment options. Based on the Company’s analysis all such warrants were classified as equity.

The Company analyzed the accounting treatment for all of the outstanding preferred investment options issued to Wainwright. Since the Company did not identify any features causing liability classification according to ASC 718, it concluded that all such preferred investment options are equity-classified awards.

E. Employee Stock Option Grants

During the year ended December 31, 2024:

●	The Company granted the CEO, its executives and management, fully vested options to purchase an aggregate of 80,000 and 50,000 shares of the Company’s common stock, respectively, at an exercise price per share of $1.2684.

●	The Company granted the CEO and certain executives, options to purchase an aggregate of 80,000 and 52,500 shares of the Company’s common stock, respectively, at an exercise price per share of $1.25. The vesting of these options is subject to the achievement of specified performance conditions. For the year ended December 31, 2024, the Company recorded an expense of $38, reflecting management’s assessment that the specified performance milestones for 35,625 of the 132,500 options were achieved by their due date.

●	The Company granted the CEO, its executives, and certain employees, options to purchase an aggregate of 80,000 and 115,000 shares of the Company’s common stock, respectively, at an exercise price per share of $1.2684, with a vesting period of three years.

●	The Company granted an advisor options to purchase an aggregate of 25,000 shares of the Company’s common stock, at an exercise price per share of $0.881, with a vesting period of three years.

With respect to the CEO’s 2023 annual bonus, during February 2024, the Company paid 25% of the CEO’s total 2023 bonus – amounting to approximately $99, through the grant of fully vested options to purchase an aggregate of 79,567 shares of the Company’s common stock with an exercise price per share of $1.25.

During the three months ended March 31, 2025, the Company granted the CEO, executives and certain employees, and certain board members, 228,000, 313,875 and 70,000 options, respectively. In addition, in February 2025, the Company determined that 35,625 out of 132,500 performance-based options granted in February 2024 had met their milestones and been vested, while the remainder 96,875 options which did not meet their milestones had been forfeited.

F. Warrants:

The remaining outstanding warrants and terms as of March 31, 2025 and December 31, 2024 are as follows:

Issuance date	Outstanding and exercisable as of March 31, 2025	Outstanding and exercisable as of December 31, 2024	Exercise Price	Exercisable Through
Warrant to underwriters October 2022	51,125	51,125	$6.11	October 21, 2027
Warrant to underwriters May 2023	32,778	32,778	$2.75	November 23, 2026
Warrant to underwriters May 2023	60,476	60,476	$2.75	November 24, 2026
Warrant to underwriters June 2023	35,088	35,088	$2.67	June 2, 2028
Warrant to underwriters June 2023	31,231	31,231	$4.06	June 28, 2028
Warrant series E January 2024	1,075,165	1,685,682	$1.50	July 3, 2029
Warrant to underwriters January 2024	84,284	84,284	$2.03	July 3, 2029
Warrant series F June 2024	3,133,338	3,133,338	$1.50	June 3, 2026
Warrant to underwriters June 2024	78,333	78,333	$1.88	June 3, 2026
Warrant series G January 2025	8,000,002	-	$1.75	January 7, 2027
Warrant to underwriters January 2025	200,000	-	$2.1875	January 7, 2027
Warrant series H January 2025	7,577,100	-	$2.10	January 10, 2027
Warrant to underwriters January 2025	189,428	-	$2.8375	January 10, 2027
Warrant to underwriters January 2025	30,526	-	$1.875	July 8, 2030
Warrant series I February 2025	12,206,578	-	$2.13	(*)
Warrant to underwriters February 2025	305,164	-	$2.6625	(*)

(*)	See Note 4A.

NOTE 5 – SEGMENT REPORTING

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the three months ended March 31, 2025 and 2024:

	For the three months ended March 31,
	2025	2024
Significant segment expenses
Payroll and payroll related	$1,548	1,067
Materials and subcontractors	278	264
Share-based compensation	256	454
Other segment items (*)	519	586
Net loss	$2,601	2,371

(*)	Other segment items included within net loss include professional services, patents, overhead and depreciation, travel expenses, insurance expenses, financial income, net, other income and other miscellaneous expenses net of grants received. See the consolidated financial statements for other financial information regarding the Company’s operating segment.

NOTE 6 – SUBSEQUENT EVENTS

In April 2025, the Company raised approximately $2,300 in gross proceeds from the exercise of an aggregate of 1,533,336 outstanding Series E and Series F preferred investment options. As a result of these exercises, and in accordance with the Company’s engagement letters with its placement agent, as mentioned in Note 3D, the Company paid a cash fee of approximately $161 to its placement agent and issued an aggregate of 76,667 placement agent options.

In May 2025, the Company raised approximately $263 in gross proceeds from the exercise of an aggregate of 175,000 outstanding Series F preferred investment options. As a result of these exercises, and in accordance with the Company’s engagement letters with its placement agent, as mentioned in Note 3D, the Company will pay a cash fee of approximately $18 to its placement agent and will issue an aggregate of 8,750 placement agent options.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The following discussion should be read in conjunction with our unaudited financial statements and related notes included in Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Certain information contained in this MD&A includes “forward-looking statements.” Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition and results of operations, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our existing and proposed business, including many assumptions regarding future events. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including those risks described in detail in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Overview

Microbot is a pre-commercial, clinical stage medical device company specializing in the research, design and development of next generation robotic endoluminal surgery devices targeting the minimally invasive surgery space. Microbot is primarily focused on leveraging its robotic technologies with the goal of redefining surgical robotics while improving surgical outcomes for patients.

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

The Company is closely monitoring how the military operations and related activities could adversely affect our anticipated milestones and our Israel-based activities to support future clinical and regulatory milestones, including our ability to import materials that are required to construct the Company’s devices and to ship them outside of Israel. As of the filing date of this Quarterly Report on Form 10-Q, the Company has determined that there have not been any materially adverse effects on its business or operations, but the Company continues to monitor the situation, as any collapse of ~~a~~ cease-fire with Hamas or Hezbollah that may be in effect from time to time, or any future or further escalation or change could result in a material adverse effect on the ability  of the Company’s Israeli office to support its clinical and regulatory activities. The Company do not have any specific contingency plans in the event of any such escalation or change.

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

Critical Accounting Policies and Significant Judgments and Estimates

Management’s discussion and analysis of Microbot’s financial condition and results of operations are based on its condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these condensed consolidated financial statements requires Microbot to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. Microbot bases its estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

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

Results of Operations

Comparison of Three Months Ended March 31, 2025 and 2024

The following table sets forth the key components of Microbot’s results of operations for the three-month periods ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	Change

Research and development expenses, net	$(1,459)	$(1,169)	$(290)
General and administrative expenses	(1,562)	(1,215)	(347)
Other income	316	-	316
Financing income, net	104	13	91

Research and Development Expenses. The increase in research and development expenses for the three months ended March 31, 2025 compared to March 31, 2024 was primarily due to an increase in payroll and manufacturing of the Company’s LIBERTY product, offset by deduction of government grants and a decrease in share-based compensation expenses.

General and Administrative Expenses. The increase in general and administrative expenses for the three months ended March 31, 2025 compared to March 31, 2024 was primarily due to an increases in payroll and professional services, rent and travel expenses over the prior period, offset by a decrease in stock-based compensation.

Other Income. The increase in other income for the three months ended March 31, 2025, compared to the same period in 2024, was due to funds received in connection with the Mona litigation.

Financing Income. The increase in financing income, net for the three months ended March 31, 2025 compared to March 31, 2024, was primarily due to higher interest income from short-term investments. This increase resulted from the increase in short-term investments due to capital raised in January and February 2025.

Liquidity and Capital Resources

To date, Microbot has not generated revenues from operations. Microbot has incurred losses since inception and negative cash flows from operating activities for all periods presented. As of March 31, 2025, Microbot had a net working capital of approximately $28.8 million, consisting primarily of cash and cash equivalents and marketable securities. This compares to net working capital of approximately $3.4 million as of December 31, 2024. Microbot anticipates that it will continue to incur net losses for the foreseeable future as it continues research and development efforts of its primary product candidate, continues increasing its commercialization capabilities, and continues to incur costs associated with being a public company.

Microbot has funded its operations through the issuance of capital stock, grants from the Israeli Innovation Authority, and convertible debt. Since inception (November 2010) through March 31, 2025, Microbot has raised cash proceeds of approximately $105.49 million and incurred a total cumulative loss of approximately $93.5 million.

Since January 1, 2025, we have raised the following amounts:

●	An aggregate of approximately $1.1 million in January 2025, before fees and expenses of $65,452, through our ATM Agreement;

●	In January 2025, an aggregate of approximately $15.6 million in gross proceeds, before fees and expenses of approximately $1.4 million, from institutional investors;

●	In January 2025, approximately $916,000 in gross proceeds from the exercise of certain outstanding Series E preferred investment options, before fees and expenses of $64,164;

●	In February 2025, an aggregate of approximately $13.0 million in gross proceeds, before fees and expenses of approximately $1.2 million, from institutional investors; and

●	In April 2025, approximately $2.3 million in gross proceeds from the exercise of outstanding Series E and Series F preferred investment options, before fees and expenses of $161.

●	In May 2025, approximately $262,500 in gross proceeds from the exercise of 175,000 outstanding Series F preferred investment options, before fees and expenses.

Microbot Israel obtained from the Israeli Innovation Authority (“IIA”) grants for participation in research and development for the years 2013 through March 31, 2025 in the total amount of approximately $1.9 million. This amount includes amounts received in 2023 and 2024 of approximately $378,000, which is a portion of an additional grant from the IIA in the amount of approximately NIS 1.6 million (approximately $447,000) approved by the IIA on June 1, 2023, to further finance the development of the manufacturing process of the LIBERTY® Endovascular Robotic Surgical System. On October 6, 2022, Microbot Israel entered into an agreement with Nitiloop Ltd. to acquire substantially all of its assets. Nitiloop received grants from the IIA in the aggregate amount of approximately $925,000 and Microbot Israel took over the liability to repay such grants.

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

On March 2, 2023, the Company announced that it received approval for a grant from the Ministry of Economy in the amount of approximately NIS 300,000 to further finance the marketing activities of the LIBERTY® Endovascular Robotic Surgical System in the U.S. market.

In relation to the Ministry of Economy grant, the Company is obligated to pay royalties amounting to 3% of future sales of the LIBERTY® Endovascular Robotic Surgical System up to the grant amount plus interest.

To the extent available, Microbot intends to continue to raise capital through future public and private issuances of debt and/or equity securities, including upon the cash exercise of its outstanding investment options, to fund its commercial activities and working capital and general business purposes. The capital raises from issuances of convertible debt and equity securities could result in additional dilution to Microbot’s shareholders. In addition, to the extent Microbot determines to incur additional indebtedness, Microbot’s incurrence of additional debt could result in debt service obligations and operating and financing covenants that would restrict its operations. Microbot can provide no assurance that financing will be available in the amounts it needs, at the times it needs it or on terms acceptable to it, if at all, and will need additional funds to continue the commercialization process for the LIBERTY® Endovascular Robotic Surgical System.

As of the filing date of this Quarterly Report on Form 10-Q, management believes we have sufficient funds for our operations for in excess of one year.

Cash Flows

The following table provides a summary of the net cash flow activity for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash flows used in operating activities	$(2,874)	$(2,420)
Net cash flows used in investing activities	(24,830)	(1,284)
Net cash flows provided by financing activities	27,806	2,397
Increase (decrease) in cash, cash equivalents and restricted cash	$102	$(1,307)

The increase in 2025 in net cash flows used in operating activities was primarily from an increase in research and development expenses relating to the LIBERTY® Endovascular Robotic Surgical System as we shift to commercialization of the product and due to an increase in bonus expenses.

The increase in 2025 in net cash flows used in investing activities was mainly due to an increase in the acquisition of marketable securities, due to the increase in capital we raised in January and February 2025, as described elsewhere in this Item 2.

The increase in 2025 in net cash flows provided by financing activities was due to the Company’s raising of capital pursuant to its issuance of common stock and investment options, as well as the exercise of certain outstanding Series E investment options.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Microbot’s cash and cash equivalents as of March 31, 2025 consisted of readily available checking and money market funds. Microbot’s primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in Microbot’s portfolio, a sudden change in market interest rates would not be expected to have a material impact on Microbot’s financial condition and/or results of operations. Microbot does not believe that its cash or cash equivalents have significant risk of default or illiquidity. While Microbot believes its cash and cash equivalents do not contain excessive risk, Microbot cannot provide absolute assurance that in the future its investments will not be subject to adverse changes in market value. In addition, Microbot maintains significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2025. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the management of the Company, have determined that as of March 31, 2025, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 3G to the unaudited financial statements for the fiscal quarter ended March 31, 2025, earlier in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In January 2025, we issued 610,517 shares of our common stock, upon the exercise of a like number of outstanding Series E preferred investment options, by the holder thereof. The exercise price per share was $1.50, generating gross proceeds to the Company, before deducting placement agent fees and expenses, of approximately $916,000. The shares were issued pursuant to the exemption provided in Section 4(a)(2) under the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.

In April 2025, we issued an aggregate of 1,533,336 shares of our common stock, upon the exercise of a like number of outstanding Series E and Series F preferred investment options, by the holders thereof. The exercise price per share was $1.50, generating gross proceeds to the Company, before deducting placement agent fees and expenses, of approximately $2,300,000. The shares were issued pursuant to the exemption provided in Section 4(a)(2) under the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.

In May 2025, we issued an aggregate of 175,000 shares of our common stock, upon the exercise of a like number of outstanding Series F preferred investment options, by the holder thereof. The exercise price per share was $1.50, generating gross proceeds to the Company, before deducting placement agent fees and expenses, of approximately $262,500. The shares were issued pursuant to the exemption provided in Section 4(a)(2) under the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2025, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

2.1	Agreement and Plan of Merger and Reorganization, dated as of August 15, 2016, by and among StemCells, Inc., C&RD Israel Ltd. and Microbot Medical Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 15, 2016).
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and filed on March 15, 2007).
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 29, 2016).
3.3	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 4, 2018).
3.4	Amended and Restated By-Laws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 3, 2016).
3.5	Certificate of Elimination (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 12, 2018).
3.6	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 11, 2019).
3.7	Amendment to Section 5 of the Amended and Restated By-Laws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 3, 2021).
3.8	Amendment to Section 2.5 of the Amended and Restated By-Laws (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 14, 2025).
4.1	Description of the Company’s Securities (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019).
4.2	Form of Series A Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 25, 2022)
4.3	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 25, 2022)
4.4	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 23, 2023)
4.5	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 24, 2023)
4.6	Form of Warrant Amendment Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 24, 2023)
4.7	Form of Series C Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 6, 2023)
4.8	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 6, 2023)
4.9	Form of Series D Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 28, 2023)
4.10	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 28, 2023)

4.11	Form of Inducement Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 2, 2024)
4.12	Form of Placement Agent Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 2, 2024)
4.13	Form of Series F Preferred Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 4, 2024)
4.14	Form of Placement Agent Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 4, 2024)
4.15	Form of Series G Preferred Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 7, 2025)
4.16	Form of Placement Agent Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 7, 2025)
4.17	Form of Series H Preferred Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 10, 2025)
4.18	Form of Placement Agent Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 10, 2025)
4.19	Form of Series I Preferred Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 11, 2025)
4.20	Form of Placement Agent Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 11, 2025)
10.1	Form of Securities Purchase Agreement, dated as of January 6, 2025, by and among Microbot Medical Inc. and the purchasers party thereto (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 7, 2025)
10.2	Form of Securities Purchase Agreement, dated as of January 7, 2025, by and among Microbot Medical Inc. and the purchasers party thereto (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 10, 2025)
10.3	Addendum #2 to Employment Agreement, dated as of February 5, 2025, with Simon Sharon (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 7, 2025)
10.4	Addendum #2 to Employment Agreement, dated as of February 5, 2025, with Rachel Vaknin (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 7, 2025)
10.5	Amendment to Employment Agreement, dated as of February 5, 2025, with Juan Diaz-Cartelle (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 7, 2025)
10.6	Form of Securities Purchase Agreement, dated as of February 9, 2025, by and among the Company and the purchasers party thereto (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 11, 2025)
31.1	Certification of Harel Gadot, Chairman, President and Chief Executive Officer
31.2	Certification of Rachel Vaknin, Chief Financial Officer
32.1	Certification of Harel Gadot, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Rachel Vaknin, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1	Inline XBRL Instance - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation.
101.DEF	Inline XBRL Taxonomy Extension Definition.
101.LAB	Inline XBRL Taxonomy Extension Labels.
101.PRE	Inline XBRL Taxonomy Extension Presentation.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of May, 2025.

MICROBOT MEDICAL INC.

By:	/s/ Harel Gadot
Name:	Harel Gadot
Title:	Chairman, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Rachel Vaknin
Name:	Rachel Vaknin
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

