Form 10-Q
period 2025-06-30
Microbot Medical Inc.
filed 2025-08-12
CIK 883975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 45,545,939 shares of Common Stock, $0.01 par value at August 10, 2025.

MICROBOT MEDICAL INC. AND SUBSIDIARY

i

MICROBOT MEDICAL INC.

Interim Condensed Consolidated Balance Sheets

U.S. dollars in thousands

(Except share and per share data)

		As of	As of
	Notes	June 30, 2025	December 31, 2024
		Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents		$4,082	$3,114
Marketable securities	2	28,592	2,356
Restricted cash		53	49
Prepaid expenses and other current assets		164	300
Total current assets		32,891	5,819

Property and equipment, net		75	80
Operating right-of-use assets		165	132
Total assets		$33,131	$6,031

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable		$503	$165
Lease liabilities		102	70
Accrued liabilities		2,122	2,225
Total current liabilities		2,727	2,460

Non-current liabilities:
Long-term lease liabilities		47	41
Total liabilities		2,774	2,501

Shareholders’ equity:

Common stock; $0.01 par value; 120,000,000 and 60,000,000 shares authorized as of June 30, 2025 and December 31, 2024, respectively; 37,958,316 and 19,399,513 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.		380	195
Additional paid-in capital		127,022	94,279
Accumulated deficit		(97,045)	(90,944)
Total shareholders’ equity		30,357	3,530
Total liabilities and shareholders’ equity		$33,131	$6,031

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Condensed Consolidated Statements of Comprehensive Loss

U.S. dollars in thousands

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	Unaudited		Unaudited
Research and development, net	$(2,111)	$(1,417)	$(3,570)	$(2,586)
General and administrative	(1,612)	(1,094)	(3,174)	(2,309)
Operating loss	(3,723)	(2,511)	(6,744)	(4,895)
Other income (see Note 3G)	-	-	316	-
Financing income, net	223	46	327	59
Net loss	$(3,500)	$(2,465)	$(6,101)	$(4,836)

Basic and diluted net loss per share	$(0.10)	$(0.17)	$(0.18)	$(0.33)
Basic and diluted weighted average common shares outstanding	36,488,014	14,846,584	33,801,734	14,451,279

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Condensed Consolidated Statements of Shareholders’ Equity

Unaudited - U.S. dollars in thousands

(Except share and per share data)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balances, December 31, 2023 (Audited)	11,707,317	$118	$83,884	$(79,501)	$4,501
Issuance of common stock and warrants, net (1)	1,685,682	17	2,380	-	2,397
Issuance of common stock relating to settlement agreement (2)	1,005,965	10	1,101	-	1,111
Share-based compensation	-	-	529	-	529
Net loss	-	-	-	(2,371)	(2,371)
Balances, March 31, 2024	14,398,964	145	87,894	(81,872)	6,167
Issuance of common stock and warrants, net (3)	1,566,669	16	2,006	-	2,022
Share-based compensation	-	-	331	-	331
Net loss	-	-	-	(2,465)	(2,465)
Balances, June 30, 2024	15,965,633	$161	$90,231	$(84,337)	$6,055

(1)	Net of issuance costs of $333.
(2)	See Note 3F.
(3)	Net of issuance costs of $328.

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balances, December 31, 2024 (Audited)	19,399,513	$195	$94,279	$(90,944)	$3,530
Issuance of common stock and warrants, net (4)	13,891,840	139	25,778	-	25,917
Issuance of common stock under the at-the-market offering, net (5)	842,606	8	989	-	997
Issuance of common stock upon exercise of warrants, net (6)	610,517	6	846	-	852
Share-based compensation	-	-	256	-	256
Net loss	-	-	-	(2,601)	(2,601)
Balances, March 31, 2025	34,744,476	348	122,148	(93,545)	28,951
Issuance of common stock upon exercise of warrants, net (7)	3,213,840	32	4,474	-	4,506
Shares pending issuance on exercise of warrants (8)	-	-	163	-	163
Share-based compensation	-	-	237	-	237
Net loss	-	-	-	(3,500)	(3,500)
Balances, June 30, 2025	37,958,316	$380	$127,022	$(97,045)	$30,357

(4)	Net of issuance costs in the amount of $2,683.
(5)	Net of issuance costs in the amount of $65.
(6)	Net of issuance costs in the amount of $64.
(7)	Net of issuance costs in the amount of $340, of which $93 had not been paid as of June 30, 2025.
(8)	Net of issuance costs in the amount of $12. See Note 4C and Note 6.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Condensed Consolidated Statements of Cash Flows

U.S. dollars in thousands

	For the Six Months Ended June 30,
	2025	2024
	Unaudited	Unaudited
Operating activities:
Net loss	$(6,101)	$(4,836)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation of property and equipment	27	42
Interest income and unrealized gains from marketable securities	(119)	-
Share-based compensation	493	784
Changes in assets and liabilities:
Prepaid expenses and other assets	161	(215)
Other payables and accrued liabilities	92	(387)
Insurance recovery related to legal settlement and legal expenses received in cash	-	1,335
Legal settlement paid in cash	-	(1,100)
Net cash flows used in operating activities	(5,447)	(4,377)
Investing activities:
Purchases of property and equipment	(22)	(18)
Purchases of marketable securities	(31,918)	(5,120)
Proceeds from sales of marketable securities	5,801	2,540
Proceeds from maturities of marketable securities	-	2,500
Net cash flows used in investing activities	(26,139)	(98)

Financing activities:
Issuance of common stock and warrants, net	32,558	4,471
Net cash flows provided by financing activities	32,558	4,471

Increase (decrease) in cash, cash equivalents and restricted cash	972	(4)
Cash, cash equivalents and restricted cash at beginning of period	3,163	2,517
Cash, cash equivalents and restricted cash at end of period	$4,135	$2,513

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	$89	$37
Issuance expenses not paid	$93	$52
Legal settlement settled through issuance of common stock	$-	$1,111
Accrued bonus settled through grant of stock-option awards	$-	$76
Deferred issuance expenses	$30	$138

Supplemental disclosure of cash flow information:
Cash and cash equivalents	$4,082	$2,465
Restricted cash	53	48
Cash, cash equivalents and restricted cash	$4,135	$2,513

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

On November 28, 2016, the Company consummated a transaction pursuant to an Agreement and Plan of Merger, dated August 15, 2016, with Microbot Medical Ltd., a private medical device company organized under the laws of the State of Israel (“Microbot Israel” or “Subsidiary”). On the same day and in connection with the Merger, the Company changed its name from StemCells, Inc. to Microbot Medical Inc. On November 29, 2016, the Company’s common stock began trading on the Nasdaq Capital Market under the symbol “MBOT”.

The Company and its Subsidiary are sometimes collectively referred to as the “Company” as the context may require.

B. Risk Factors

To date, the Company has not generated revenues from its operations. As of June 30, 2025, the Company had cash equivalents and marketable securities balance of approximately $32,674, excluding restricted cash. Due to continuing research and development and pre-commercialization activities, the Company expects to continue to incur additional losses for the foreseeable future. Notwithstanding these conditions, the Company’s management has concluded that the available funds as of the balance sheet date, combined with the capital raises completed as described in Note 4, are sufficient to fund the Company’s operations for more than twelve months from the issuance date of these financial statements.

The Company expects to raise additional funds through future issuances of either debt and/or equity securities, including upon the cash exercise of outstanding investment options, and additional grants from the Israeli Innovation Authority and other government institutions. The Company’s ability to raise additional capital in the equity and debt markets is dependent on a number of factors, including, but not limited to, the market demand for the Company’s stock, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to the Company.

Israel-Hamas War

On October 7, 2023, the State of Israel, where our research and development and other operations are primarily based, suffered a surprise attack by hostile forces from Gaza, which led to Israeli military operation at first in Gaza and then in Lebanon. These military operations and related activities, such as the recent collapse of the Assad regime in Syria and Israel’s subsequent military operations in Syria, and the recent escalation of military operations by and against the Houthis in Yemen and the Iranian regime, are on-going as of the issuance date of these financial statements, although there have been temporary cease fires and lulls in military operations from time to time.

The Company has considered various ongoing risks relating to the military operations and related matters, including:

●	That some of our Israeli subcontractors, vendors, suppliers and other companies in which the Company relies, are currently only partially active, as instructed by the relevant authorities; and
●	A slowdown in the number of international flights in and out of Israel.

The Company is closely monitoring how the military operations and related activities could adversely affect our anticipated milestones and our Israel-based activities to support future clinical and regulatory milestones, including our ability to import materials that are required to construct the Company’s devices and to ship them outside of Israel. As of the issuance date of these financial statements, the Company has determined that there have not been any materially adverse effects on its business or operations, but the Company continues to monitor the situation, as any collapse of a cease-fire with any nation or group hostile to Israel from time to time, or any future escalation or change could result in a material adverse effect on the ability of the Company’s Israeli office to support its clinical and regulatory activities. The Company does not have any specific contingency plans in the event of any such escalation or change.

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

Operating results for the three and six-month period ended June 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

Fair value of financial instruments:

The carrying values of cash and cash equivalents, restricted cash, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of these instruments.

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

The following tables summarizes the Company’s financial assets subject to fair value measurement and the level of inputs used in such measurements as of June 30, 2025, and December 31, 2024:

	As of June 30, 2025
	Total	Level 1	Level 2	Level 3

Marketable securities:
Money market mutual funds	$28,592	$28,592	$-	$-
	$28,592	$28,592	$-	$-

	As of December 31, 2024
	Total	Level 1	Level 2	Level 3

Marketable securities:
Money market mutual funds	$2,356	$2,356	$-	$-
	$2,356	$2,356	$-	$-

The Company’s financial assets are measured at fair value on a recurring basis by level within the fair value hierarchy. The Company’s money market funds are classified as Level 1. Other than that, the Company doesn’t have any other financial assets or financial liabilities marked to market at fair value as of June 30, 2025 and December 31, 2024.

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

Accounting pronouncements not yet effective:

In November 2024, the FASB issued ASU 2024-03, “Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220- 40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires the disaggregation of certain expenses in the financial statements notes, to provide enhanced transparency into the expense captions presented on the face of the consolidated statement of comprehensive loss.

The ASU is effective for annual fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. Adoption of this ASU should be applied on a prospective basis, although retrospective application is permitted. The Company is currently evaluating the impact that ASU 2024-03 will have on its related disclosures.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

A. Government grants:

Microbot Israel has received grants from the IIA for participation in research and development since 2013 through June 30, 2025, totaling approximately $1,878. See also Note 6.

In addition, as a result of the agreement with Nitiloop, on October 6, 2022, Microbot Israel took over the liability to repay Nitiloop’s IIA grants in the aggregate amount of approximately $925.

In relation to the IIA grants described above, the Company is obligated to pay royalties amounting to 3.0% - 5% of its future sales of the products up to grant amount plus interest. The grants are linked to the exchange rate of the dollar to the New Israeli Shekel and bears interest of Secured Overnight Financing Rate (“SOFR”) per year (SOFR is a benchmark interest rate which replaced LIBOR).

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

On December 11, 2022, the Company received approval for a grant from the Ministry of Economy, in the amount of NIS 300,000 (approximately $83), for participation in expenses related to the LIBERTY® Endovascular Robotic Surgical System in the U.S. market. As of June 30, 2025, the Company received approximately $50 of such grant. In relation with the Ministry of Economy grant, the Company is obligated to pay royalties amounting to 3% of future sales of the LIBERTY® Endovascular Robotic Surgical System up to the grant amount plus interest.

B. TRDF agreement:

Microbot Israel signed an agreement with the Technion Research and Development Foundation (“TRDF”) in June 2012 by which TRDF transferred to Microbot Israel a global, exclusive, royalty-bearing license (as amended, the “License Agreement”) with respect to its then Self-Cleaning Shunt (“SCS”) project and TipCat assets, which also governed certain technology relating to the Company’s LIBERTY® Endovascular Robotic Surgical System. As partial consideration for the license, Microbot Israel shall pay TRDF royalties on net sales (between 1.5%-3.0%) and on sublicense income as detailed in the License Agreement.

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

As compensation for such placement agent services, the Company has agreed to pay Wainwright an aggregate cash fee equal to 7.0% of the gross proceeds received by the Company from offerings contemplated by the Engagement Letters, plus a management fee equal to 1.0% of the gross proceeds received by the Company from such offerings, as well as other reimbursable expenses. The Company has also agreed to issue to Wainwright or its designees preferred investment options upon the closing of such offerings, equal to five (5.0%) percent of the aggregate number of such shares of common stock in such offerings. In addition, upon exercise for cash of any investment options by an investor, the Company has agreed to pay Wainwright a cash fee equal to 7.0% of the gross proceeds from such exercise and to issue to Wainwright or its designees additional preferred investment options equal to five (5.0%) percent of the aggregate number of shares of common stock issued upon such exercise See also Note 4C below.

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

F. Litigation resulting from the 2017 financing:

The Company was named as the defendant in a lawsuit captioned Empery Asset Master Ltd., Empery Tax Efficient, LP, Empery Tax Efficient II, LP, Hudson Bay Master Fund Ltd., (the “Plaintiffs”), against Microbot Medical Inc., Defendant, in the Supreme Court of the State of New York, County of New York (Index No. 651182/2020) (the “Lawsuit”). The complaint alleged, among other things, that the Company breached multiple representations and warranties contained in the Securities Purchase Agreement (the “SPA”) related to the Company’s June 8, 2017, equity financing (the “2017 Financing”), of which the Plaintiffs participated, and fraudulently induced Plaintiffs into signing the SPA. The complaint sought rescission of the SPA and return of the Plaintiffs’ $6,750 purchase price with respect to the 2017 Financing.

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

G. Mona litigation:

In March 2025, an appellate court held in favor of the Company with respect to a 2019 action against Alliance Investment Management, Ltd. (“Alliance”), later amended to add Joseph Mona (“Mona”) as a defendant, in the Southern District of New York under Section 16(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), to compel Alliance and/or Mona to disgorge short swing profits realized from purchases and sales of the Company’s securities within a period of less than six months. As a result, the Company received a judgment in the amount of approximately $316, net of legal fees and expenses. The amount received was recorded as other income in the Company’s interim condensed consolidated statement of comprehensive loss. A subsequent petition by the defendant to the United States Supreme Court for review to overturn the appellate court’s ruling has been denied.

H. Contingent bonus commitments based on future capital raising

As of June 30, 2025, the Company recorded accrued bonuses to the CEO and other executives, in the aggregate amount of $357.

I. Employment-Related Matter

On June 17, 2025, the Company received a demand letter from legal counsel representing a former employee in connection with an employment-related matter. Based on its initial assessment, the Company believes the claims are without merit. As of the balance sheet date, no legal proceedings have been initiated in connection with this matter, and there can be no assurance as to whether litigation will be commenced or, if commenced, whether the outcome could have a material effect on the Company’s financial statements

NOTE 4 - SHARE CAPITAL

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

On June 10, 2025, at the Company’s annual meeting of stockholders, an amendment to the Company’s articles of incorporation was approved, increasing the number of authorized shares of common stock to 120,000,000. The amendment was subsequently filed with and accepted by the State of Delaware law and became effective on that date. Refer to Note 4G.

As a result, the Series I preferred investment options to purchase up to 12,206,578 shares of common stock at an exercise price of $2.13 per share, and the placement agent preferred investment options to purchase up to 305,164 shares of common stock at an exercise price of $2.6625 per share, each of which was issued on February 11, 2025, became immediately exercisable until their two year anniversary.

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

C. Exercise of Investment Options

In January 2025, the Company raised approximately $916 in gross proceeds from the exercise of an aggregate of 610,517 outstanding Series E preferred investment options. As a result of these exercises, and in accordance with the Company’s engagement letters with its placement agent, as mentioned in Note 3D, the Company paid a cash fee of approximately $64 to its placement agent and issued an aggregate of 30,526 placement agent options.

In April 2025, the Company raised approximately $2,300 in gross proceeds from the exercise of an aggregate of 1,533,336 outstanding Series E and Series F preferred investment options. As a result of these exercises, and in accordance with the Company’s engagement letters with its placement agent, as mentioned in Note 3D, the Company paid a cash fee of approximately $161 to its placement agent and is obligated to issue an aggregate of 76,667 placement agent options.

In May 2025, the Company raised approximately $1,400 in gross proceeds from the exercise of an aggregate of 933,330 outstanding Series F preferred investment options. As a result of these exercises, and in accordance with the Company’s engagement letters with its placement agent, as mentioned in Note 3D, the Company paid a cash fee of approximately $98 to its placement agent and is obligated to issue an aggregate of 46,667 placement agent options.

In June 2025, the Company raised approximately $1,321 in gross proceeds from the exercise of 847,174 outstanding Series E, F, and G preferred investment options. In connection with these exercises, the Company issued 747,174 shares, while 100,000 shares related to investment options exercised on June 30, 2025, were pending issuance as of that date. See Note 6 below. As a result of these exercises, and in accordance with the Company’s engagement letters with its placement agent, as mentioned in Note 3D, the Company is obligated to pay a cash fee of approximately $93 to its placement agent and to issue an aggregate of 42,359 placement agent options.

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

With respect to the CEO’s 2023 annual bonus, during February 2024, the Company paid 25% of the CEO’s total 2023 bonus - amounting to approximately $99, through the grant of fully vested options to purchase an aggregate of 79,567 shares of the Company’s common stock with an exercise price per share of $1.25.

During the six months ended June 30, 2025, the Company granted the CEO, executives and certain employees, and certain board members, 228,000, 348,875 and 70,000 options, respectively. In addition, in February 2025, the Company determined that 35,625 out of 132,500 performance-based options granted in February 2024 had met their milestones and been vested, while the remainder 96,875 options which did not meet their milestones had been forfeited.

On June 10, 2025, at the Company’s annual meeting of stockholders, an amendment to the Company’s 2020 Omnibus Performance Award Plan (as amended) was approved. This amendment increased the number of shares of common stock authorized and reserved for issuance under the plan by 2,591,019 shares.

F. Warrants:

The remaining outstanding warrants and terms as of June 30, 2025, and December 31, 2024, are as follows:

Issuance date	Outstanding and exercisable as of June 30, 2025	Outstanding and exercisable as of December 31, 2024	Exercise Price	Exercisable Through
Warrant to underwriters October 2022	51,125	51,125	$6.11	October 21, 2027
Warrant to underwriters May 2023	32,778	32,778	$2.75	November 23, 2026
Warrant to underwriters May 2023	60,476	60,476	$2.75	November 24, 2026
Warrant to underwriters June 2023	35,088	35,088	$2.67	June 2, 2028
Warrant to underwriters June 2023	31,231	31,231	$4.06	June 28, 2028
Warrant series E January 2024	104,103	1,685,682	$1.50	July 3, 2029
Warrant to underwriters January 2024	84,284	84,284	$2.03	July 3, 2029
Warrant series F June 2024	990,560	3,133,338	$1.50	June 3, 2026
Warrant to underwriters June 2024	78,333	78,333	$1.88	June 3, 2026
Warrant series G January 2025	7,800,002	-	$1.75	January 7, 2027
Warrant to underwriters January 2025	200,000	-	$2.19	January 7, 2027
Warrant series H January 2025	7,577,100	-	$2.10	January 10, 2027
Warrant to underwriters January 2025	189,428	-	$2.84	January 10, 2027
Warrant to underwriters January 2025	30,526	-	$1.88	July 8, 2030
Warrant series I February 2025	12,206,578	-	$2.13	June 10, 2027
Warrant to underwriters February 2025	305,164	-	$2.66	June 10, 2027

G. Increase in Authorized Shares:

On June 10, 2025, following the stockholders approval obtained at the 2025 annual meeting of stockholders of the Company, the Company filed with the State of Delaware a certificate of amendment to the Company’s restated certificate of incorporation, as amended, which increased the total number of shares of common stock authorized for issuance to 120,000,000 shares, with a corresponding increase in the total authorized shares from 61,000,000 to 121,000,000. Immediately thereafter, the Company had 121,000,000 shares of authorized stock, consisting of (i) 120,000,000 shares of common stock, and (ii) 1,000,000 shares of undesignated preferred stock.

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the three and six months ended June 30, 2025, and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Significant segment expenses:
Payroll and payroll related	$1,576	$1,117	$3,124	$2,184
Materials and subcontractors	665	380	943	644
Share-based compensation	237	330	493	784
Other segment items (*)	1,022	638	1,541	1,224
Net loss	$3,500	$2,465	$6,101	$4,836

(*)	Other segment items included within net loss include professional services, patents, overhead and depreciation, travel expenses, insurance expenses, financial income, net, other income and other miscellaneous expenses net of grants received. See the consolidated financial statements for other financial information regarding the Company’s operating segment.

NOTE 6 – SUBSEQUENT EVENTS

During the period July 1, 2025 to August 8, 2025, the Company raised approximately $13,275 in gross proceeds from the exercise of an aggregate of 7,697,623 outstanding Series G and F preferred investment options. In connection with these exercises, the Company issued 7,487,623 shares, while 210,000 shares were pending issuance as of August 8, 2025. As a result of these exercises, and in accordance with the Company’s engagement letters with its placement agent, as mentioned in Note 3D, the Company is obligated to pay a cash fee of approximately $929 to its placement agent and to issue an aggregate of 384,881 placement agent options.

On July 1, 2025, the Company issued 100,000 shares of common stock in connection with the exercise of a preferred investment option on June 30, 2025.

In July 2025 the IIA approved a new grant in the amount of approximately NIS 2.2 million (approximately $630,000) to further finance the development of the manufacturing process of the LIBERTY® Endovascular Robotic Surgical System.

The One Big Beautiful Bill Act (“OBBBA”) was enacted on July 4, 2025, extending key provisions of 2017 Tax Act. The Company continues to evaluate the impact on its financial position. The OBBBA is not currently expected to have a material impact on the Company’s results of operations.

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

Technological Platforms

LIBERTY® Endovascular Robotic Surgical System

The LIBERTY® Endovascular Robotic Surgical System features a unique compact design with the capability to be operated remotely, reduce radiation exposure and physical strain to the physician, as well as the potential to reduce the use of consumables.

The LIBERTY® Endovascular Robotic Surgical System is designed to maneuver guidewires and over-the-wire devices (such as microcatheters) within the body’s vasculature. It eliminates the need for extensive capital equipment requiring dedicated Cath-lab rooms as well as dedicated staff, when compared to other robotic systems.

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

The LIBERTY® Endovascular Robotic Surgical System has been designed to have the following attributes:

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

We anticipate FDA marketing clearance during the third quarter of 2025, with U.S. commercialization activities expected to commence after the clearance. However, we can give no assurance that we will meet this projected milestone, if ever.

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

Israel-Hamas War

On October 7, 2023, the State of Israel, where our research and development and other operations are primarily based, suffered a surprise attack by hostile forces from Gaza, which led to Israeli military operation at first in Gaza and then in Lebanon. These military operations and related activities, such as the recent collapse of the Assad regime in Syria and Israel’s subsequent military operations in Syria, and the recent escalation of military operations by and against the Houthis in Yemen and the Iranian regime, are on-going as of the issuance date of these financial statements, although there have been temporary cease fires and lulls in military operations from time to time.

The Company has considered various ongoing risks relating to the military operations and related matters, including:

●	That some of our Israeli subcontractors, vendors, suppliers and other companies in which the Company relies, are currently only partially active, as instructed by the relevant authorities; and

●	A slowdown in the number of international flights in and out of Israel.

The Company is closely monitoring how the military operations and related activities could adversely affect our anticipated milestones and our Israel-based activities to support future clinical and regulatory milestones, including our ability to import materials that are required to construct the Company’s devices and to ship them outside of Israel. As of the filing date of this Quarterly Report on Form 10-Q, the Company has determined that there have not been any materially adverse effects on its business or operations, but the Company continues to monitor the situation, as any collapse of ~~a~~ cease-fire with any nation or group hostile to Israel from time to time, or any future escalation or change could result in a material adverse effect on the ability of the Company’s Israeli office to support its clinical and regulatory activities. The Company do not have any specific contingency plans in the event of any such escalation or change.

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2025 and 2024

The following table sets forth the key components of Microbot’s results of operations for the three and six month periods ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Research and development, net	$(2,111)	$(1,417)	$(694)	$(3,570)	$(2,586)	$(984)
General and administrative	(1,612)	(1,094)	(518)	(3,174)	(2,309)	(865)
Other income	-	-	-	316	-	316
Financing income, net	223	46	177	327	59	268

Research and Development Expenses. The increase for the three and six months ended June 30, 2025, compared to the same periods in 2024, was primarily due to higher costs associated with outsourcing the manufacturing of the Company’s LIBERTY product, increased payroll and related expenses due to salary increases and bonuses during the 2025 periods, and the absence of government grant deductions that had reduced expenses in the comparable 2024 periods.

General and Administrative Expenses. The increase in general and administrative expenses for the three and six months ended June 30, 2025, compared to the same periods in 2024, was primarily due to higher payroll and related costs due to salary increases and bonuses, and recruiting fees associated with new hires.

Financing Income. The increase in financing income, net for the three and six months ended June 30, 2025, compared to same periods in 2024, was primarily due to interest income earned on marketable securities, following the investments of capital raised during the 2025 periods.

Liquidity and Capital Resources

To date, Microbot has not generated revenues from operations. Microbot has incurred losses since inception and negative cash flows from operating activities for all periods presented. As of June 30, 2025, Microbot had a net working capital of approximately $30.2 million, consisting primarily of cash and cash equivalents and marketable securities. This compares to net working capital of approximately $3.4 million as of December 31, 2024. Microbot anticipates that it will continue to incur net losses for the foreseeable future as it continues research and development efforts of its primary product candidate, continues increasing its commercialization capabilities, and continues to incur costs associated with being a public company.

Microbot has funded its operations through the issuance of capital stock, grants from the Israeli Innovation Authority, and convertible debt. Since inception (November 2010) through June 30, 2025, Microbot has raised cash proceeds of approximately $110.5 million and incurred a total cumulative loss of approximately $96.9 million.

Since January 1, 2025, we have raised the following amounts:

●	An aggregate of approximately $1.1 million in January 2025, before fees and expenses of $65,452, through our ATM Agreement;

●	In January 2025, an aggregate of approximately $15.6 million in gross proceeds, before fees and expenses of approximately $1.4 million, from institutional investors;

●	In January 2025, approximately $916,000 in gross proceeds from the exercise of certain outstanding Series E preferred investment options, before fees and expenses of $64,164;

●	In February 2025, an aggregate of approximately $13.0 million in gross proceeds, before fees and expenses of approximately $1.2 million, from institutional investors;

●	In April 2025, approximately $2.3 million in gross proceeds from the exercise of outstanding Series E and Series F preferred investment options, before fees and expenses of $161;

●	In May 2025, approximately $1.4 million in gross proceeds from the exercise of outstanding Series F preferred investment options, before fees and expenses of $98; and

●	In June 2025, approximately $1.3 million in gross proceeds from the exercise of outstanding Series E, F and G preferred investment options, before fees and expenses of $93.

●	In July 2025, approximately $12.2 million in gross proceeds from the exercise of outstanding Series F and G preferred investment options, before fees and expenses of $854.

●	In August 2025, approximately $1.1 million in gross proceeds from the exercise of outstanding Series G preferred investment options, before fees and expenses of $75.

Microbot Israel obtained from the Israeli Innovation Authority (“IIA”) grants for participation in research and development for the years 2013 through June 30, 2025, in the total amount of approximately $1.9 million. In July 2025 the IIA approved a new grant in the amount of approximately NIS 2.2 million (approximately $630,000) to further finance the development of the manufacturing process of the LIBERTY® Endovascular Robotic Surgical System. On October 6, 2022, Microbot Israel entered into an agreement with Nitiloop Ltd. to acquire substantially all of its assets. Nitiloop received grants from the IIA in the aggregate amount of approximately $925,000 and Microbot Israel took over the liability to repay such grants.

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

Cash Flows

The following table provides a summary of the net cash flow activity for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(5,447)	$(4,377)
Net cash used in investing activities	(26,139)	(98)
Net cash provided by financing activities	32,558	4,471

Increase (decrease) in cash, cash equivalents and restricted cash	$972	$(4)

The increase in net cash flows used in operating activities in 2025 compared with 2024 was primarily from an increase in research and development expenses relating to the LIBERTY® Endovascular Robotic Surgical System as we shift to commercialization of the product and due to an increase in salary and bonus expenses.

The increase in net cash flows used in investing activities in 2025 compared with 2024 was mainly due to an increase in the acquisition of marketable securities.

The increase in 2025 in net cash flows provided by financing activities in 2025 compared with 2024 was due to increased capital raising activities pursuant to its issuance of common stock and investment options, as well as the exercise of certain outstanding investment options.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Microbot’s cash and cash equivalents as of June 30, 2025 consisted of readily available checking and money market funds. Microbot’s primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in Microbot’s portfolio, a sudden change in market interest rates would not be expected to have a material impact on Microbot’s financial condition and/or results of operations. Microbot does not believe that its cash or cash equivalents have significant risk of default or illiquidity. While Microbot believes its cash and cash equivalents do not contain excessive risk, Microbot cannot provide absolute assurance that in the future its investments will not be subject to adverse changes in market value. In addition, Microbot maintains significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2025. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the management of the Company, have determined that as of June 30, 2025, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 3G to the unaudited financial statements for the fiscal quarter ended June 30, 2025.

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 15, 2025 the Company issued an aggregate of 783,336 shares of its common stock, upon the exercise of outstanding Series F preferred investment options, by the holders of such Series F options. The exercise price per share of the Series F options was $1.5, generating gross proceeds to the Company, before deducting placement agent fees and expenses, of approximately $1.2 million. Such shares were issued pursuant to the exemption provided in Section 4(a)(2) under the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering.

From July 1st until August 5, 2025, the Company issued an aggregate of 6,704,287 shares of its common stock, upon the exercise of outstanding Series G preferred investment options, by the holders of such Series G options. The exercise price per share of the Series G options was $1.75, generating gross proceeds to the Company, before deducting placement agent fees and expenses, of approximately $11.7 million. Such shares were issued pursuant to the exemption provided in Section 4(a)(2) under the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering.

The Company did not have any share repurchase activity for the three months ended June 30, 2025.

Except for the above and as previously disclosed in the Company’s Current Reports on Form 8-K filed from time to time with the Securities and Exchange Commission, the Company did not have any unregistered sales of its equity securities during the three months ended June 30, 2025

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three and six months ended June 30, 2025, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

2.1	Agreement and Plan of Merger and Reorganization, dated as of August 15, 2016, by and among StemCells, Inc., C&RD Israel Ltd. and Microbot Medical Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 15, 2016).
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and filed on March 15, 2007).
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 29, 2016).
3.3	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 4, 2018).
3.4	Amended and Restated By-Laws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 3, 2016).
3.5	Certificate of Elimination (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 12, 2018).
3.6	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 11, 2019).
3.7	Amendment to Section 5 of the Amended and Restated By-Laws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 3, 2021).
3.8	Amendment to Section 2.5 of the Amended and Restated By-Laws (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 14, 2025).
3.9	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 11, 2025)
4.1	Description of the Company’s Securities.
4.2	Form of Series A Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 25, 2022)
4.3	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 25, 2022)
4.4	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 23, 2023)
4.5	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 24, 2023)
4.6	Form of Warrant Amendment Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 24, 2023)
4.7	Form of Series C Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 6, 2023)
4.8	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 6, 2023)
4.9	Form of Series D Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 28, 2023)
4.10	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 28, 2023)
4.11	Form of Inducement Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 2, 2024)
4.12	Form of Placement Agent Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 2, 2024)
4.13	Form of Series F Preferred Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 4, 2024)
4.14	Form of Placement Agent Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 4, 2024)
4.15	Form of Series G Preferred Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 7, 2025)
4.16	Form of Placement Agent Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 7, 2025)
4.17	Form of Series H Preferred Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 10, 2025)
4.18	Form of Placement Agent Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 10, 2025)
4.19	Form of Series I Preferred Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 11, 2025)
4.20	Form of Placement Agent Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 11, 2025)
10.1	Form of Securities Purchase Agreement, dated as of January 6, 2025, by and among Microbot Medical Inc. and the purchasers party thereto (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 7, 2025)
10.2	Form of Securities Purchase Agreement, dated as of January 7, 2025, by and among Microbot Medical Inc. and the purchasers party thereto (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 10, 2025)
10.3	Addendum #2 to Employment Agreement, dated as of February 5, 2025, with Simon Sharon (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 7, 2025)
10.4	Addendum #2 to Employment Agreement, dated as of February 5, 2025, with Rachel Vaknin (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 7, 2025)
10.5	Amendment to Employment Agreement, dated as of February 5, 2025, with Juan Diaz-Cartelle (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 7, 2025)
10.6	Form of Securities Purchase Agreement, dated as of February 9, 2025, by and among the Company and the purchasers party thereto (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 11, 2025)
31.1	Certification of Harel Gadot, Chairman, President and Chief Executive Officer
31.2	Certification of Rachel Vaknin, Chief Financial Officer
32.1	Certification of Harel Gadot, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Rachel Vaknin, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1	Inline XBRL Instance - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation.
101.DEF	Inline XBRL Taxonomy Extension Definition.
101.LAB	Inline XBRL Taxonomy Extension Labels.
101.PRE	Inline XBRL Taxonomy Extension Presentation.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12th day of August, 2025.

MICROBOT MEDICAL INC.

By:	/s/ Harel Gadot
Name:	Harel Gadot
Title:	Chairman, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Rachel Vaknin
Name:	Rachel Vaknin
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

