Form 10-Q
period 2025-09-30
Microbot Medical Inc.
filed 2025-11-12
CIK 883975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 67,158,044 shares of Common Stock, $0.01 par value at November 12, 2025.

MICROBOT MEDICAL INC. AND SUBSIDIARY

i

MICROBOT MEDICAL INC.

Interim Condensed Consolidated Balance Sheets

U.S. dollars in thousands

(Except share and per share data)

		As of	As of
	Notes	September 30, 2025	December 31, 2024
		Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents		$6,704	$3,114
Marketable securities	2	73,454	2,356
Restricted cash		54	49
Prepaid expenses and other current assets		573	300
Total current assets		80,785	5,819

Property and equipment, net		78	80
Operating right-of-use assets	6	897	132
Total assets		$81,760	$6,031

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable		$509	$165
Lease liabilities	6	297	70
Accrued liabilities		2,128	2,225
Total current liabilities		2,934	2,460

Non-current liabilities:
Long-term lease liabilities	6	602	41
Total liabilities		3,536	2,501

Shareholders’ equity:

Common stock; $0.01 par value; 120,000,000 and 60,000,000 shares authorized as of September 30, 2025 and December 31, 2024, respectively; 65,833,556 and 19,399,513 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.		659	195
Additional paid-in capital		178,187	94,279
Accumulated deficit		(100,622)	(90,944)
Total shareholders’ equity		78,224	3,530
Total liabilities and shareholders’ equity		$81,760	$6,031

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Condensed Consolidated Statements of Comprehensive Loss

U.S. dollars in thousands

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	Unaudited		Unaudited
Research and development, net	$(1,171)	$(2,060)	$(4,741)	$(4,646)
Sales, General and administrative	(2,690)	(1,240)	(5,864)	(3,549)
Operating loss	(3,861)	(3,300)	(10,605)	(8,195)
Other income (see Note 3G)	-	-	316	-
Financing income, net	284	85	611	144
Net loss	$(3,577)	$(3,215)	$(9,678)	$(8,051)

Basic and diluted net loss per share	$(0.07)	$(0.20)	$(0.25)	$(0.53)
Basic and diluted weighted average common shares outstanding	48,095,384	16,471,419	38,618,642	15,129,574

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Condensed Consolidated Statements of Shareholders’ Equity

Unaudited - U.S. dollars in thousands

(Except share and per share data)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balances, December 31, 2023 (Audited)	11,707,317	$118	$83,884	$(79,501)	$4,501
Issuance of common stock and warrants, net (1)	1,685,682	17	2,380	-	2,397
Issuance of common stock relating to settlement agreement (2)	1,005,965	10	1,101	-	1,111
Share-based compensation	-	-	529	-	529
Net loss	-	-	-	(2,371)	(2,371)
Balances, March 31, 2024	14,398,964	145	87,894	(81,872)	6,167
Issuance of common stock and warrants, net (3)	1,566,669	16	2,006	-	2,022
Share-based compensation	-	-	331	-	331
Net loss	-	-	-	(2,465)	(2,465)
Balances, June 30, 2024	15,965,633	$161	$90,231	$(84,337)	$6,055
Issuance of common stock under the at-the-market offering, net (4)	685,800	7	678	-	685
Share-based compensation	-	-	283	-	283
Net loss	-	-	-	(3,215)	(3,215)
Balances, September 30, 2024	16,651,433	168	91,192	(87,552)	3,808

				Additional		Total
	Common Stock			Paid-In	Accumulated	Shareholders’
	Shares	Amount		Capital	Deficit	Equity

Balances, December 31, 2024 (Audited)	19,399,513	$195		$94,279	$(90,944)	$3,530
Issuance of common stock and warrants, net (5)	13,891,840	139		25,778	-	25,917
Issuance of common stock under the at-the-market offering, net (6)	842,606	8		989	-	997
Issuance of common stock upon exercise of warrants, net (7)	610,517	6		846	-	852
Share-based compensation	-	-		256	-	256
Net loss	-	-		-	(2,601)	(2,601)
Balances, March 31, 2025	34,744,476	348		122,148	(93,545)	28,951
Issuance of common stock upon exercise of warrants, net (8)	3,213,840	32		4,474	-	4,506
Shares pending issuance on exercise of warrants (9)	-	-		163	-	163
Share-based compensation	-	-		237	-	237
Net loss	-	-		-	(3,500)	(3,500)
Balances, June 30, 2025	37,958,316	380		127,022	(97,045)	30,357
Issuance of common stock upon exercise of warrants, net (10)	15,063,395	151		26,708	-	26,859
Issuance of common stock and warrants, net (11)	12,664,627	127		24,129	-	24,256
Issuance of shares that were pending issuance on exercise of warrants	100,000	1		(1)	-	-
Exercise of options	47,218	(*	)	1	-	1
Share-based compensation	-	-		328	-	328
Net loss	-	-		-	(3,577)	(3,577)
Balances, September 30, 2025	65,833,556	$659		$178,187	$(100,622)	$78,224

(*)	Less than $1.

(1)	Net of issuance costs in the amount of $333.
(2)	See Note 3F.
(3)	Net of issuance costs in the amount of $328.
(4)	Net of issuance costs in the amount of $49.
(5)	Net of issuance costs in the amount of $2,683.
(6)	Net of issuance costs in the amount of $65.
(7)	Net of issuance costs in the amount of $64.
(8)	Net of issuance costs in the amount of $340.
(9)	Net of issuance costs in the amount of $12.
(10)	Net of issuance costs in the amount of $1,954.
(11)	Net of issuance costs in the amount of $2,249, of which $153 had not been paid as of September 30, 2025.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROBOT MEDICAL INC.

Interim Condensed Consolidated Statements of Cash Flows

U.S. dollars in thousands

	For the Nine Months Ended September 30,
	2025	2024
	Unaudited	Unaudited
Operating activities:
Net loss	$(9,678)	$(8,051)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation of property and equipment	37	65
Interest income and unrealized gains from marketable securities	(282)	(2)
Share-based compensation	821	1,067
Changes in assets and liabilities:
Prepaid expenses and other assets	(175)	(274)
Other payables and accrued liabilities	(11)	(176)
Insurance recovery related to legal settlement and legal expenses received in cash	-	1,335
Legal settlement paid in cash	-	(1,100)
Net cash flows used in operating activities	(9,288)	(7,136)

Investing activities:
Purchases of property and equipment	(35)	(18)
Purchases of marketable securities	(79,918)	(5,120)
Proceeds from sales of marketable securities	9,102	2,680
Proceeds from maturities of marketable securities	-	2,500
Net cash flows (used in) provided by investing activities	(70,851)	42

Financing activities:
Issuance of common stock and warrants, net	83,733	5,104
Exercise of options	1	-
Net cash flows provided by financing activities	83,734	5,104

Increase (decrease) in cash, cash equivalents and restricted cash	3,595	(1,990)
Cash, cash equivalents and restricted cash at beginning of period	3,163	2,517
Cash, cash equivalents and restricted cash at end of period	$6,758	$527

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	$893	$37
Issuance expenses not paid	$153	$-
Legal settlement settled through issuance of common stock	$-	$1,111
Accrued bonus settled through grant of stock-option awards	$-	$76
Deferred issuance expenses	$30	$-

Supplemental disclosure of cash flow information:
Cash and cash equivalents	$6,704	$479
Restricted cash	54	48
Cash, cash equivalents and restricted cash	$6,758	$527

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROBOT MEDICAL INC.

Notes to Interim Unaudited Condensed Consolidated Financial Statements

U.S. dollars in thousands

(Except share and per share data)

NOTE 1 – GENERAL

A. Description of business

Microbot Medical Inc. (the “Company”) is a medical device company specializing in the research, design and development of next generation robotic endoluminal surgery devices targeting the minimally invasive surgery space. The Company is primarily focused on leveraging its micro-robotic technologies with the goal of redefining surgical robotics while improving surgical outcomes for patients.

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

B. Risk Factors

To date, the Company has not generated revenues from its operations. As of September 30, 2025, the Company had cash equivalents and marketable securities balance of approximately $80,158, excluding restricted cash. Due to continuing research and development and pre-commercialization activities, the Company expects to continue to incur additional losses for the foreseeable future. Notwithstanding these conditions, the Company’s management has concluded that the available funds as of the balance sheet date, are sufficient to fund the Company’s operations for more than twelve months from the issuance date of these financial statements.

The Company may raise additional funds through future issuances of either debt and/or equity securities, including pursuant to a possible At-the-Market offering, upon cash exercise of outstanding investment options, and additional grants from the Israeli Innovation Authority and other government institutions. The Company’s ability to raise additional capital in the equity and debt markets is dependent on a number of factors, including, but not limited to, the market demand for the Company’s stock, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to the Company.

Israel-Hamas War

On October 7, 2023, the State of Israel, where our research and development and other operations are primarily based, suffered a surprise attack by hostile forces from Gaza, which led to Israeli military operation at first in Gaza and then in Lebanon. These military operations and related activities, such as the recent collapse of the Assad regime in Syria and Israel’s subsequent military operations in Syria, and the escalation of military operations by and against the Houthis in Yemen and the Iranian regime, are on-going as of the issuance date of these financial statements, although there have been cease fires and lulls in military operations from time to time, including the most recent cease-fire with Hamas on October 10, 2025.

The Company has considered various ongoing risks relating to the military operations and related matters, including:

●	That some of our Israeli subcontractors, vendors, suppliers and other companies in which the Company relies, may not be fully active and operational, as instructed by the relevant authorities;
●	A slowdown in the number of international flights in and out of Israel;
●	The decreasing international regard for Israeli-based companies in certain quarters, including as a result of the Israeli government’s policies in Gaza and the West Bank; and
●	Possible and actual boycotts of Israel and Israeli-based companies, which may adversely affect the Company’s ability to do business in certain jurisdictions or with certain industry groups or potential customers, among others.

The Company is closely monitoring how the military operations and related activities could adversely affect its anticipated milestones and its Israel-based activities to support future clinical and regulatory milestones, including the Company’s ability to import materials that are required to construct its devices and to ship them outside of Israel. As of the issuance date of these financial statements, the Company has determined that there have not been any materially adverse effects on its business or operations, but the Company continues to monitor the situation, as any collapse of a cease-fire with any nation or group hostile to Israel from time to time, or any future escalation or change could result in a material adverse effect on the ability of the Company’s Israeli office to support its clinical and regulatory activities. The Company does not have any specific contingency plans in the event of any such escalation or change.

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

Operating results for the three and nine-month period ended September 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

The following tables summarizes the Company’s financial assets subject to fair value measurement and the level of inputs used in such measurements as of September 30, 2025, and December 31, 2024:

	As of September 30, 2025
	Total	Level 1	Level 2	Level 3

Marketable securities:
Money market mutual funds	$73,454	$73,454	$-	$-
	$73,454	$73,454	$-	$-

	As of December 31, 2024
	Total	Level 1	Level 2	Level 3

Marketable securities:
Money market mutual funds	$2,356	$2,356	$-	$-
	$2,356	$2,356	$-	$-

The Company’s financial assets are measured at fair value on a recurring basis by level within the fair value hierarchy. The Company’s money market funds are classified as Level 1. Other than that, the Company doesn’t have any other financial assets or financial liabilities marked to market at fair value as of September 30, 2025 and December 31, 2024.

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

NOTE 3 - COMMITMENTS AND CONTINGENCIES

A. Government grants:

Microbot Israel has received grants from the IIA for participation in research and development since 2013 through September 30, 2025, totaling approximately $2,154.

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

As of September 30, 2025, the Company received a grant from the Ministry of Economy, in the amount of approximately $50 for participation in expenses related to the LIBERTY® Endovascular Robotic Surgical System in the U.S. market. In relation with the Ministry of Economy grant, the Company is obligated to pay royalties amounting to 3% of future sales of the LIBERTY® Endovascular Robotic Surgical System up to the grant amount plus interest.

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

H. Employment-Related Matter

On June 17, 2025, the Company received a demand letter from legal counsel representing a former employee in connection with an employment-related matter. As of the issuance date of these financial statements, the Company has not received a formal notice or service of a claim from any government agency or with respect to any court, tribunal or panel. Based on its initial assessment, the Company believes the claims are without merit.

I. Accrued bonuses

As of September 30, 2025, the Company recorded accrued bonuses to the CEO and other executives, in the aggregate amount of $535.

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

On February 9, 2025, the Company entered into Securities Purchase Agreements with institutional investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering priced at-the-market under the rules of the Nasdaq Stock Market, an aggregate of 6,103,289 shares of the Company’s common stock, par value $0.01 per share, at an offering price of $2.13 per share, for aggregate gross proceeds from the offerings of approximately $13,000 before deducting the placement agent fee and related offering expenses of approximately $1,175. In a concurrent private placement, the Company agreed to issue to the investors series I preferred investment options to purchase up to 12,206,578 shares of common stock at an exercise price of $2.13 per share. Each Series I preferred investment option is exercisable on the later of (i) the date on which the amendment to the Company’s articles of incorporation that increases the number of authorized shares of common stock to an amount of shares of common stock sufficient for the exercise in full of the series I preferred investment options is filed and accepted with the State of Delaware law (such date, the “Authorized Share Increase Date”) and (ii) the date on which approval as may be required by the applicable rules and regulations of the Nasdaq Stock Market (or any successor entity) from the stockholders of the Company with respect to the issuance of all the series I preferred investment options and the shares of common stock issuable upon the exercise thereof, is received and deemed effective under Delaware law (the “Initial exercise date”), and will expire two years from the initial exercise date. Net cash settlements are not permitted under any event under the Securities Purchase Agreements.

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

B. At-the-market offerings

On July 1, 2024, the Company filed with the SEC a prospectus supplement relating to the offer, issuance and sale of up to $4,820 of the Company’s shares of common stock pursuant to the ATM Agreement. During the fiscal year ended December 31, 2024, the Company issued 3,433,880 shares of the Company’s common stock pursuant to the ATM Agreement, for total gross proceeds of approximately $3,756 before deducting sales agent commissions and other offering expenses of $239.

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

C. Exercise of Investment Options

During the three months ended March 31, 2025, the Company raised approximately $916 in gross proceeds from the exercise of an aggregate of 610,517 outstanding Series E preferred investment options. As a result of these exercises, and in accordance with the Company’s engagement letters with its placement agent, as mentioned in Note 3D, the Company paid a cash fee of approximately $64 to its placement agent and issued an aggregate of 30,526 placement agent options.

During the three months ended June 30, 2025, the Company raised approximately $5,021 in gross proceeds from the exercise of an aggregate of 3,313,840 outstanding Series E, Series F and Series G preferred investment options. As a result of these exercises, and in accordance with the Company’s engagement letters with its placement agent, as mentioned in Note 3D, the Company paid a cash fee of approximately $352 to its placement agent and issued an aggregate of 165,693 placement agent options.

During the three months ended September 30, 2025, the Company raised approximately $27,918 in gross proceeds from the exercise of an aggregate of 14,689,228 outstanding Series E, Series F, Series G, Series H and Series I preferred investment options. As a result of these exercises, and in accordance with the Company’s engagement letters with its placement agent, as mentioned in Note 3D, the Company paid a cash fee of approximately $1,954 to its placement agent and issued an aggregate of 734,461 placement agent options.

Additionally, the Company received gross proceeds of approximately $895 from the exercise of an aggregate of 374,167 outstanding placement agent options.

D. Equity classification

The common stock of the Company is classified as equity under the requirements of ASC Topic 505 Equity.

The Company analyzed the accounting treatment for all of the outstanding preferred investment options. Based on the Company’s analysis all such preferred investment options were classified as equity.

The Company analyzed the accounting treatment for all of the outstanding preferred investment options issued to Wainwright. Since the Company did not identify any features causing liability classification according to ASC 718, it concluded that all such preferred investment options are equity-classified awards.

E. Employee Stock Option Grants and Exercises

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

During the nine months ended September 30, 2025, the Company granted the CEO, executives and certain employees, and certain board members, 228,000, 386,375 and 70,000 options, respectively.

In August 2025, a former advisor of the Company exercised 47,218 vested options at an exercise price of NIS 0.01 per option. As a result of this exercise, the Company received total consideration of approximately $1.

F. Warrants:

The remaining outstanding warrants and terms as of September 30, 2025 and December 31, 2024, are as follows:

Issuance date	Outstanding and exercisable as of September 30, 2025	Outstanding and exercisable as of December 31, 2024	Exercise Price	Exercisable Through
Warrant to underwriters October 2022	51,125	51,125	$6.11	October 21, 2027
Warrant to underwriters May 2023	32,778	32,778	$2.75	November 23, 2026
Warrant to underwriters May 2023	60,476	60,476	$2.75	November 24, 2026
Warrant to underwriters June 2023	35,088	35,088	$2.67	June 2, 2028
Warrant to underwriters June 2023	31,231	31,231	$4.06	June 28, 2028
Warrant series E January 2024	-	1,685,682	$1.50	July 3, 2029
Warrant to underwriters January 2024	84,284	84,284	$2.03	July 3, 2029
Warrant series F June 2024	-	3,133,338	$1.50	June 3, 2026
Warrant to underwriters June 2024	28,102	78,333	$1.88	June 3, 2026
Warrant series H January 2025	1,324,488	-	$2.10	January 10, 2027
Warrant to underwriters January 2025	71,750	-	$2.19	January 7, 2027
Warrant to underwriters January 2025	189,428	-	$2.84	January 10, 2027
Warrant to underwriters January 2025	30,526	-	$1.88	July 8, 2030
Warrant to underwriters February 2025	109,478	-	$2.66	June 10, 2027
Warrant to underwriters September 2025	10,362	-	$1.88	March 16, 2028
Warrant to underwriters September 2025	31,429	-	$2.12	March 16, 2028
Warrant to underwriters September 2025	138,906	-	$2.62	March 16, 2028
Warrant to underwriters September 2025	422,535	-	$2.66	March 16, 2028
Warrant to underwriters September 2025	30,000	-	$2.62	March 29, 2028
Warrant to underwriters September 2025	53,758	-	$1,88	March 16, 2031
Warrant to underwriters September 2025	146,306	-	$1.88	September 16, 2027
Warrant to underwriters September 2025	368,572	-	$2.12	September 16, 2027
Warrant to underwriters September 2025	143,723	-	$2.63	September 16, 2027
Warrant to underwriters September 2025	187,794	-	$2.66	September 16, 2027
Warrant series J September 2025	12,064,627	-	$4.50	March 16, 2028
Warrant series J September 2025	600,000	-	$4.50	March 29, 2028

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

H. Investment Inducement Transaction:

On September 14, 2025, the Company entered into an inducement agreement (the “Letter Agreement”) with certain holders (the “Holders”) of existing (i) series F preferred investment options to purchase 207,224 shares of Company’s common stock at an exercise price of $1.50 per share, (ii) series G preferred investment options to purchase 628,571 shares of Company’s common stock at an exercise price of $1.75 per share, (iii) series H preferred investment options to purchase 4,702,612 shares of Company’s common stock at an exercise price of $2.10 per share, and (iv) series I preferred investment options to purchase 8,450,708 shares of Company’s common stock at an exercise price of $2.13 per share (collectively, the “Existing Preferred Investment Options”). Pursuant to the Letter Agreement, the Holders exercised for cash their Existing Preferred Investment Options to purchase an aggregate of 13,989,115 shares of Company’s common stock, at exercise prices ranging from $1.50 to $2.13 per share, in consideration for the Company’s agreement to issue new series J preferred investment options (the “New Preferred Investment Options”) to purchase up to an aggregate of 13,989,115 shares of Company’s common stock at an exercise price of $4.50 per share (collectively, the “Inducement Transaction”). The New Preferred Investment Options are exercisable beginning six months after issuance and will expire two years thereafter.

At the first closing of the Inducement Transaction, which occurred on September 16, 2025, certain Holders exercised Existing Preferred Investment Options to purchase up to an aggregate of 12,064,627 shares of Company’s common stock for cash and received New Preferred Investment Options to purchase up to an aggregate of 12,064,627 shares of Company’s common stock. At the second closing of the Inducement Transaction on September 29, 2025, a certain Holder exercised Existing Preferred Investment Options to purchase 600,000 shares of Company’s common stock for cash and received New Preferred Investment Options to purchase up to 600,000 shares of Company’s common stock.

The third closing of the Inducement Transaction occurred on October 6, 2025. Refer to Note 7.

The Company received aggregate gross proceeds of approximately $26,505 from the exercise of the Existing Preferred Investment Options at the closings, before deducting placement agent fees and other offering expenses of approximately $2,249, of which $153 had not been paid as of September 30, 2025. Additionally, as a result of the Inducement Transaction, and in accordance with the Company’s engagement letters with its placement agent, as mentioned in Note 3D, the Company issued an aggregate of 633,232 placement agent options.

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the three and nine months ended September 30, 2025, and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Significant segment expenses:
Payroll and payroll related	$2,035	$1,391	$5,159	$3,575
Materials and subcontractors	579	954	1,522	1,597
Share-based compensation	328	283	821	1,067
Other segment items (*)	635	587	2,176	1,812
Net loss	$3,577	$3,215	$9,678	$8,051

(*)	Other segment items included within net loss include professional services, patents, overhead and depreciation, travel expenses, insurance expenses, financial income, net, other income and other miscellaneous expenses net of grants received. See the consolidated financial statements for other financial information regarding the Company’s operating segment.

NOTE 6 – LEASES

In March 2025, the Company entered into a lease agreement for its US office for the period from March 2025 until February 2027. The monthly lease payments are approximately $2.

In July 2025, the Subsidiary entered into a lease agreement for its Israel office for the period from July 2025 until October 2029. The monthly lease payments are approximately $19. To secure the lease payments, the Company issued a bank guarantee of $54 in favor of the facility’s lessor.

Additionally, the Company has several agreements for car leases.

Future minimum lease obligations under our non-cancelable lease agreements as of September 30, 2025 were as follows:

2025	$81
2026	298
2027	247
2028	229
2029	189
Total future lease payments	1,044
Less imputed interest	(145)
Total lease liabilities	$899

The following table includes the weighted-average lease terms and discount rates for operating leases as of September 30, 2025:

Operating leases weighted average remaining lease term (in years)	3.82
Operating leases weighted average discount rate	8.13%

The following table presents the components of the Company’s lease cost and the classification of such costs in the Company’s consolidated statements of comprehensive loss for the nine and three months ended September 30, 2025:

	Three months ended	Nine months ended
	September 30, 2025	September 30, 2025
Operating lease expenses	$94	$191

Supplemental cash flow information related to operating leases for the nine months ended September 30, 2025 as follows:

Cash paid under operating lease agreements	$129
Right-of-use assets obtained in exchange for lease liabilities	$893

NOTE 7– SUBSEQUENT EVENTS

On October 6, 2025, in connection with the third closing of the Inducement Transaction, the Company received aggregate gross proceeds of approximately $2,781 from the exercise of 1,324,488 Existing Preferred Investment Options and issued an aggregate of 1,324,488 New Preferred Investment Options to purchase up to an aggregate of 1,324,488 shares of the Company’s common stock.

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

Overview

Microbot is a medical device company specializing in the research, design and development of next generation robotic endoluminal surgery devices targeting the minimally invasive surgery space. Microbot is primarily focused on leveraging its robotic technologies with the goal of redefining surgical robotics while improving surgical outcomes for patients.

Using our LIBERTY® technological platform, we have developed the first-ever fully disposable robot for various endovascular interventional procedures. The LIBERTY® Endovascular Robotic Surgical System is designed to maneuver guidewires and over-the-wire devices (such as microcatheters) within the body’s vasculature. It is intended for the remote delivery and manipulation of guidewires and catheters, and remote manipulation of guide catheters to facilitate navigation to anatomical targets, with the current intention to focus in the peripheral vasculature market. It is designed to eliminate the need for extensive capital equipment requiring dedicated Cath-lab rooms as well as dedicated staff.

Technological Platforms

LIBERTY® Endovascular Robotic Surgical System

The FDA-cleared LIBERTY® Endovascular Robotic Surgical System features a unique compact, single-use design with the capability to be operated remotely, reduce radiation exposure and physical strain to the physician, as well as the potential to reduce the use of consumables.

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

The unique characteristics of the LIBERTY® Endovascular Robotic Surgical System – compact, mobile, disposable and remotely controlled – also may open the opportunity of expanding telerobotic interventions to patients with limited access to life-saving procedures.

The LIBERTY® Endovascular Robotic Surgical System has been designed to have the following attributes:

●	Compact size - Eliminates the need for large capital equipment in dedicated cath-lab rooms with dedicated staff.
●	Fully disposable - To our knowledge, the first fully disposable robotic system for endovascular procedures.
●	One & Done® - Has the potential to be compatible with our NovaCross® products or possibly other instruments that combine guidewire and microcatheter into a single device. We are currently evaluating this combination in different applications.
●	State of the art maneuverability - Provides linear and rotational control of its guidewire, as well as linear and rotational control of a guide catheter, and the linear motion for an additional microcatheter (“over-the-wire”) device.
●	Compatibility with a wide range of commercially-available guidewires, microcatheters and guide-catheters.
●	Enhanced operator safety and comfort - Aims to reduce exposure to ionizing radiation and reduce physical strain due to the need for heavy lead vests otherwise to be worn during procedures.
●	Ease of use - A remote control designed to be intuitive aims to simplify advanced procedures while shortening the physician’s learning curve.
●	Telemedicine capability - May serve as a platform for supporting tele-catheterization, carried out remotely by highly trained specialists. Our research collaboration with Corewell Health™ has demonstrated the feasibility of using the LIBERTY® Endovascular Robotic System between separate and remote facilities in a coronary simulation model. The project assesses the feasibility of using LIBERTY® to perform simulated cardiovascular interventional procedures across two sites within the Corewell Health™ system located 5 miles apart. The telesurgery feature of LIBERTY® is still being evaluated and is not covered under the Company’s 510(k) clearance with the FDA.

On August 13, 2024, we announced that we received ISO 13485:2016 certification for our quality management system. Receiving ISO 13485 certification indicates that a company has developed and implemented robust policies and procedures for the development and manufacture of regulated medical products. This is a certification ensuring compliance with the Quality Management System (QMS) requirements of the EU Medical Devices Regulation (MDR 2017/745) and supporting our future CE Mark approval, and ultimately allowing us to market the LIBERTY® Endovascular Robotic Surgical System in Europe as well as other regions who accept the CE Mark. We anticipate CE Mark approval in the second half of 2026. However, we can give no assurance that we will meet this or any other projected milestones, if ever. In addition, in view of the recent revision published by the FDA regarding the quality system management regulation and its incorporation by reference of the ISO 13485 standard, we believe it will help streamline our transition into this revised FDA regulation.

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

On September 8, 2025, we announced that the FDA has granted 510(k) clearance for the LIBERTY® Endovascular Robotic Surgical System.

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

Israel-Hamas War

On October 7, 2023, the State of Israel, where our research and development and other operations are primarily based, suffered a surprise attack by hostile forces from Gaza, which led to Israeli military operation at first in Gaza and then in Lebanon. These military operations and related activities, such as the recent collapse of the Assad regime in Syria and Israel’s subsequent military operations in Syria, and the escalation of military operations by and against the Houthis in Yemen and the Iranian regime, are on-going as of the issuance date of these financial statements, although there have been cease fires and lulls in military operations from time to time, including the most recent cease-fire with Hamas on October 10, 2025.

We have considered various ongoing risks relating to the military operations and related matters, including:

●	That some of our Israeli subcontractors, vendors, suppliers and other companies in which the Company relies, may not be fully active and operational, as instructed by the relevant authorities;
●	A slowdown in the number of international flights in and out of Israel;
●	The decreasing international regard for Israeli-based companies in certain quarters, including as a result of the Israeli government’s policies in Gaza and the West Bank; and
●	Possible and actual boycotts of Israel and Israeli-based companies, which may adversely affect our ability to do business in certain jurisdictions or with certain industry groups or potential customers, among others.

We are closely monitoring how the military operations and related activities could adversely affect our anticipated milestones and our Israel-based activities to support future clinical and regulatory milestones, including our ability to import materials that are required to construct our devices and to ship them outside of Israel. As of the issuance date of this Quarterly Report on Form 10-Q, we have determined that there have not been any materially adverse effects on its business or operations, but we continue to monitor the situation, as any collapse of a cease-fire with any nation or group hostile to Israel from time to time, or any future escalation or change could result in a material adverse effect on the ability of our Israeli office to support our clinical and regulatory activities. We do not have any specific contingency plans in the event of any such escalation or change.

Financial Operations Overview

Research and Development Expenses, net

Research and development expenses consist primarily of salaries and related expenses and overhead for Microbot’s research, development and engineering personnel, prototype materials and research studies, obtaining and maintaining Microbot’s patent portfolio, net of government grants. Microbot expenses its research and development costs as incurred .

Sales, General and Administrative Expenses

Sales, general and administrative expenses consist primarily of the costs associated with management salaries and benefits, professional fees for accounting, auditing, consulting, legal services, and insurance expenses.

Microbot expects that its sales, general and administrative expenses will increase over the long-term, as it expands its operating activities, maintains compliance with exchange listing and SEC requirements. Microbot expects these potential increases will likely include management costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums and expenses associated with investor relations.

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2025 and 2024

The following table sets forth the key components of Microbot’s results of operations for the three and nine month periods ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Research and development, net	$(1,171)	$(2,060)	$889	$(4,741)	$(4,646)	$(95)
Sales, General and administrative	(2,690)	(1,240)	(1,450)	(5,864)	(3,549)	(2,315)
Other income	-	-	-	316	-	316
Financing income, net	284	85	199	611	144	467

Research and Development Expenses, net. The decrease for the three months ended September 30, 2025, compared to the same periods in 2024, was primarily due to the recognition of the new IIA grant in the third quarter of 2025 and reversal of provision related to clinical trial costs following a revised lower charge, the decrease is offset by increase in costs associated with outsourcing the manufacturing of the Company’s LIBERTY product and increase in payroll and related expenses due to salary adjustments and bonuses during 2025 periods.

The Increase for the nine months ended September 30, 2025, compared to the same periods in 2024, was primarily due to increased payroll and bonuses and higher costs associated with outsourcing the manufacturing of the Company’s LIBERTY product, offset by the recognition of the new IIA grant.

Sales, General and Administrative Expenses. The increase in sales, general and administrative expenses for the three and nine months ended September 30, 2025, compared to the same periods in 2024, was primarily due to higher payroll expenses resulting from new hires to support commercialization readiness, as well as salary increases and bonuses. Additional contributing factors included higher recruitment fees, conference expenses, and costs related to marketing materials.

Financing Income, net. The increase in financing income, net, for the three and nine months ended September 30, 2025, compared to same periods in 2024, was primarily due to interest income earned on marketable securities, following the investments of capital raised during the 2025 periods.

Liquidity and Capital Resources

To date, Microbot has not generated revenues from operations. Microbot has incurred losses since inception and negative cash flows from operating activities for all periods presented. As of September 30, 2025, Microbot had a net working capital of approximately $77.9 million, consisting primarily of cash and cash equivalents and marketable securities. This compares to net working capital of approximately $3.4 million as of December 31, 2024. Microbot anticipates that it will continue to incur net losses for the foreseeable future as it continues increasing its commercialization capabilities, continues research and development efforts for future versions or applications of its primary product candidate, and continues to incur costs associated with being a public company.

Microbot has funded its operations through the issuance of capital stock, grants from the Israeli Innovation Authority, and convertible debt. Since inception (November 2010) through September 30, 2025, Microbot has raised cash proceeds of approximately $165.2 million and incurred a total cumulative loss of approximately $100.6 million . In addition, subsequent to the balance sheet date in October 2025, Microbot raised an additional approximately $2.8 million in cash proceeds.

Since January 1, 2025, we have raised the following amounts :

●	An aggregate of approximately $1.1 million in January 2025, before fees and expenses of $65,452, through our ATM Agreement;

●	In January 2025, an aggregate of approximately $15.6 million in gross proceeds, before fees and expenses of approximately $1.4 million, from institutional investors;

●	In January 2025, approximately $916,000 in gross proceeds from the exercise of certain outstanding Series E preferred investment options, before fees and expenses of $64,164;

●	In February 2025, an aggregate of approximately $13.0 million in gross proceeds, before fees and expenses of approximately $1.2 million, from institutional investors;

●	In April 2025, approximately $2.3 million in gross proceeds from the exercise of outstanding Series E and Series F preferred investment options, before fees and expenses of approximately $161,000;

●	In May 2025, approximately $1.4 million in gross proceeds from the exercise of outstanding Series F preferred investment options, before fees and expenses of approximately $98,000;

●	In June 2025, approximately $1.3 million in gross proceeds from the exercise of outstanding Series E, F and G preferred investment options, before fees and expenses of approximately $93,000;

●	In July 2025, approximately $12.2 million in gross proceeds from the exercise of outstanding Series F and G preferred investment options, before fees and expenses of approximately $706,000;

●	In August 2025, approximately $15.2 million in gross proceeds from the exercise of outstanding Series E, G, H, I preferred investment options, before fees and expenses of approximately $1.1 million;

●	In September 2025, approximately $472,500 in gross proceeds from the exercise of outstanding Series H preferred investment options, before fees and expenses of $33,075;

●	In September 2025, approximately $895,744 in gross proceeds from the exercise of placement agent options;

●	In September 2025, an aggregate of approximately $26.5 million in gross proceeds from the inducement transaction exercise of outstanding preferred investment options, before fees and expenses of approximately $2.2 million, from institutional investors; and

●	In October 2025, an aggregate of approximately $2.8 million in gross proceeds from the inducement transaction exercise of outstanding preferred investment options, before fees and expenses of approximately $223,000, from institutional investors.

Microbot Israel obtained from the Israeli Innovation Authority (“IIA”) grants for participation in research and development for the years 2013 through September 30, 2025, in the total amount of approximately $2.2 million. In July 2025 the IIA approved a new grant in the amount of approximately NIS 2.2 million (approximately $630,000) to further finance the development of the manufacturing process of the LIBERTY® Endovascular Robotic Surgical System. On October 6, 2022, Microbot Israel entered into an agreement with Nitiloop Ltd. to acquire substantially all of its assets. Nitiloop received grants from the IIA in the aggregate amount of approximately $925,000 and Microbot Israel took over the liability to repay such grants.

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

As of September 30, 2025, Microbot Israel received a grant from the Ministry of Economy, in the amount of approximately $50,000 for participation in expenses related to the LIBERTY® Endovascular Robotic Surgical System in the U.S. market.

In relation to the Ministry of Economy grant, the Company is obligated to pay royalties amounting to 3% of future sales of the LIBERTY® Endovascular Robotic Surgical System up to the grant amount plus interest.

To the extent available, Microbot may continue to raise capital through future public and private issuances of debt and/or equity securities, including pursuant to a possible At-the-Market offering and upon the cash exercise of its outstanding investment options, to further fund its commercial activities and working capital and general business purposes. The capital raises from issuances of equity securities or equity-linked securities could result in additional dilution to Microbot’s shareholders. In addition, to the extent Microbot determines to incur indebtedness, Microbot’s incurrence of debt could result in debt service obligations and operating and financing covenants that would restrict its operations. Microbot can provide no assurance that financing will be available in the amounts it may need, at the times it needs it or on terms acceptable to it, if at all.

As of the filing date of this Quarterly Report on Form 10-Q, management believes we have sufficient funds for our operations for in excess of one year.

Cash Flows

The following table provides a summary of the net cash flow activity for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(9,288)	$(7,136)
Net cash flows (used in) provided by investing activities	(70,851)	42
Net cash provided by financing activities	83,734	5,104

Increase (decrease) in cash, cash equivalents and restricted cash	$3,595	$(1,990)

The increase in net cash flows used in operating activities in 2025 compared with 2024 was primarily from an increase in research and development expenses relating to the LIBERTY® Endovascular Robotic Surgical System as we shift to commercialization of the product and due to an increase in salary and bonus expenses.

The decrease in net cash flows provided (used) in investing activities in 2025 compared with 2024 was mainly due to an increase in the purchases of marketable securities.

The increase in 2025 in net cash flows provided by financing activities in 2025 compared with 2024 was due to increased capital raising activities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Microbot’s cash and cash equivalents as of September 30, 2025 consisted of readily available checking and money market funds. Microbot’s primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in Microbot’s portfolio, a sudden change in market interest rates would not be expected to have a material impact on Microbot’s financial condition and/or results of operations. Microbot does not believe that its cash or cash equivalents have significant risk of default or illiquidity. While Microbot believes its cash and cash equivalents do not contain excessive risk, Microbot cannot provide absolute assurance that in the future its investments will not be subject to adverse changes in market value. In addition, Microbot maintains significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2025. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the management of the Company, have determined that as of September 30, 2025, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 3H to the unaudited financial statements for the fiscal quarter ended September 30, 2025.

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not have any share repurchase activity for the three months ended September 30, 2025.

On August 21, 2025, the Company issued 47,218 shares of its common stock upon the exercise of outstanding stock options, at an exercise price per share of $0.005. The shares were issued pursuant to an exemption from registration provided in Section 4(a)(2) under the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.

Except as set forth above or as previously disclosed in the Company’s Current Reports on Form 8-K filed from time to time with the Securities and Exchange Commission, the Company did not have any unregistered sales of its equity securities during the three months ended September 30, 2025.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three and nine months ended September 30, 2025, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

2.1	Agreement and Plan of Merger and Reorganization, dated as of August 15, 2016, by and among StemCells, Inc., C&RD Israel Ltd. and Microbot Medical Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 15, 2016).
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and filed on March 15, 2007).
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 29, 2016).
3.3	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 4, 2018).
3.4	Amended and Restated By-Laws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 3, 2016).
3.5	Certificate of Elimination (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 12, 2018).
3.6	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 11, 2019).
3.7	Amendment to Section 5 of the Amended and Restated By-Laws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 3, 2021).
3.8	Amendment to Section 2.5 of the Amended and Restated By-Laws (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 14, 2025).
3.9	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 11, 2025)
4.1	Description of the Company’s Securities (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2025).
4.2	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 25, 2022)
4.3	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 23, 2023)
4.4	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 24, 2023)
4.5	Form of Warrant Amendment Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 24, 2023)
4.6	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 6, 2023)
4.7	Form of Wainwright Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 28, 2023)
4.8	Form of Placement Agent Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 2, 2024)
4.9	Form of Placement Agent Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 4, 2024)
4.10	Form of Placement Agent Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 7, 2025)
4.11	Form of Placement Agent Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 10, 2025)
4.12	Form of Series I Preferred Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 11, 2025)
4.13	Form of Placement Agent Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 11, 2025)
4.14	Form of Placement Agent Investment Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 16, 2025)
10.1	Form of Letter Agreement, dated as of September 14, 2025, by and among Microbot Medical Inc. and the holders party thereto (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 16, 2025)
31.1	Certification of Harel Gadot, Chairman, President and Chief Executive Officer
31.2	Certification of Rachel Vaknin, Chief Financial Officer
32.1	Certification of Harel Gadot, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Rachel Vaknin, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1	Inline XBRL Instance - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation.
101.DEF	Inline XBRL Taxonomy Extension Definition.
101.LAB	Inline XBRL Taxonomy Extension Labels.
101.PRE	Inline XBRL Taxonomy Extension Presentation.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12th day of November, 2025.

MICROBOT MEDICAL INC.

By:	/s/ Harel Gadot
Name:	Harel Gadot
Title:	Chairman, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Rachel Vaknin
Name:	Rachel Vaknin
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

